Form 10-K
period 2015-12-31
Apollo Global Management LLC
filed 2016-02-29
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015 OR

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the Class A shares of the Registrant held by non-affiliates as of June 30, 2015 was approximately $3,787.7 million, which includes non-voting Class A shares with a value of approximately $996.8 million.
As of February 26, 2016 there were 183,517,438 Class A shares and 1 Class B share outstanding.

Forward-Looking Statements
This report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to our dependence on certain key personnel, our ability to raise new private equity, credit or real estate funds, market conditions generally, our ability to manage our growth, fund performance, changes in our regulatory environment and tax status, the variability of our revenues, net income and cash flow, our use of leverage to finance our businesses and investments by our funds and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report; as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.
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
“Apollo funds”, “our funds” and references to the “funds” we manage, refer to the funds (including the parallel funds and alternative investment vehicles of such funds), partnerships, accounts, including strategic investment accounts or “SIAs,” alternative asset companies and other entities for which subsidiaries of the Apollo Operating Group provide investment management or advisory services;
“Apollo Operating Group” refers to (i) the limited partnerships through which our Managing Partners currently operate our businesses and (ii) one or more limited partnerships formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments”;
“Assets Under Management”, or “AUM”, refers to the assets we manage or advise for the funds, partnerships and accounts to which we provide investment management or advisory services, including, without limitation, capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments. Our AUM equals the sum of:

(i)
the fair value of the investments of the private equity funds, partnerships and accounts we manage or advise plus the capital that such funds, partnerships and accounts are entitled to call from investors pursuant to capital commitments;

(ii)
the net asset value, or “NAV,” of the credit funds, partnerships and accounts for which we provide investment management or advisory services, other than certain collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”), which have a fee-generating basis other than the mark-to-market value of the underlying assets, plus used or available leverage and/or capital commitments;

(iii)
the gross asset value or net asset value of the real estate funds, partnerships and accounts we manage, and the structured portfolio company investments of the funds, partnerships and accounts we manage or advise, which includes the leverage used by such structured portfolio company investments;

(iv)	the incremental value associated with the reinsurance investments of the portfolio company assets we manage or advise; and

(v)	the fair value of any other assets that we manage or advise for the funds, partnerships and accounts to which we provide investment management or advisory services, plus unused credit facilities, including capital commitments to such funds, partnerships and accounts for investments that may require pre-qualification before investment plus any other capital commitments to such funds, partnerships and accounts available for investment that are not otherwise included in the clauses above.
Our AUM measure includes Assets Under Management for which we charge either no or nominal fees. In addition our AUM measure includes certain assets for which we do not have investment discretion. Our definition of AUM is not based on any definition of Assets Under Management contained in our operating agreement or in any of our Apollo fund management agreements. We consider multiple factors for determining what should be included in our definition of AUM. Such factors include but are not limited to (1) our ability to influence the investment decisions for existing and available assets; (2) our ability to generate income from the underlying assets in our funds; and (3) the AUM measures that we use internally or believe are used by other investment managers. Given the differences in the investment strategies and structures among other alternative investment managers, our calculation of AUM may differ from the calculations employed by other investment managers and, as a result, this measure may not be directly comparable to similar measures presented by other investment managers. Our calculation also differs from the manner in which our affiliates registered with the SEC report “Regulatory Assets Under Management” on Form ADV and Form PF in various ways;
“Fee-Generating AUM” consists of assets we manage or advise for the funds, partnerships and accounts to which we provide investment management or advisory services and on which we earn management fees, monitoring fees pursuant to management or other fee agreements on a basis that varies among the Apollo funds, partnerships and accounts we manage or advise. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees, also referred to as advisory fees, with respect to the structured portfolio company investments of the funds, partnerships and accounts we manage or advise, are generally based on the total value of such structured portfolio company investments, which normally includes leverage, less any portion of such total value that is already considered in Fee-Generating AUM.
“Non-Fee-Generating AUM” refers to AUM that does not produce management fees or monitoring fees. This measure generally includes the following:

(i)	fair value above invested capital for those funds that earn management fees based on invested capital;

(ii)	net asset values related to general partner and co-investment interests;

(iii)	unused credit facilities;

(iv)	available commitments on those funds that generate management fees on invested capital;

(v)	structured portfolio company investments that do not generate monitoring fees; and

(vi)	the difference between gross asset and net asset value for those funds that earn management fees based on net asset value.
“Carry-Eligible AUM” refers to the AUM that may eventually produce carried interest income. All funds for which we are entitled to receive a carried interest income allocation are included in Carry-Eligible AUM, which consists of the following:

(i) “Carry-Generating AUM”, which refers to invested capital of the funds, partnerships, and accounts we manage or advise, that is currently above its hurdle rate or preferred return, and profit of such funds, partnerships and accounts is being allocated to the general partner in accordance with the applicable limited partnership agreements or other governing agreements;

(ii)	“AUM Not Currently Generating Carry”, which refers to invested capital of the funds, partnerships and accounts we manage or advise that is currently below its hurdle rate or preferred return; and

(iii)
“Uninvested Carry-Eligible AUM”, which refers to capital of the funds, partnerships and accounts we manage or advise that is available for investment or reinvestment subject to the provisions of applicable limited partnership agreements or other governing agreements, which capital is not currently part of the NAV or fair value of investments that may eventually produce carried interest income allocable to the general partner.

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
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund) on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on December 31, 2015 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, carried interest and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors;
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
“gross IRR” of a real estate fund represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on December 31, 2015 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, carried interest, and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date;
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
“IRS” refers to the Internal Revenue Service;
“liquid/performing” includes CLOs and other performing credit vehicles, hedge fund style credit funds, structured credit funds and SIAs, as well as sub-advised managed accounts owned by or related to Athene. Certain commitment-based SIAs are included as the underlying assets are liquid;

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
“net IRR” of a real estate fund represents the cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of December 31, 2015 or other date specified is paid to investors), excluding certain non-fee and non-carry bearing parties, and the return is annualized and compounded after management fees, carried interest, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date;
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
“permanent capital vehicles” refers to (a) assets that are managed by Athene Asset Management and Athene Deutschland and its subsidiaries (“Athene Germany”), (b) assets that are owned by or related to MidCap FinCo Limited (“MidCap”) and managed by Apollo Capital Management, L.P., (c) assets of publicly traded vehicles managed by Apollo such as AP Alternative Assets, L.P. (“AAA”), Apollo Investment Corporation (“AINV”), Apollo Commercial Real Estate Finance, Inc. (“ARI”), Apollo Residential Mortgage, Inc. (“AMTG”), Apollo Tactical Income Fund Inc. (“AIF”), and Apollo Senior Floating Rate Fund Inc. (“AFT”), in each case that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law and (d) a non-traded business development company sub-advised by Apollo. The investment management arrangements of AINV, AIF and AFT have one year terms, are reviewed annually and remain in effect only if approved by the boards of directors of such companies or by the affirmative vote of the holders of a majority of the outstanding voting shares of such companies, including in either case, approval by a majority of the directors who are not “interested persons” as defined in the Investment Company Act of 1940. In addition, the investment management arrangements of AINV, AIF and AFT may be terminated in certain circumstances upon 60 days’ written notice. The investment management arrangements of ARI and AMTG have one year terms and are reviewed annually by each company’s board of directors and may be terminated under certain circumstances by an affirmative vote of at least two-thirds of such company’s independent directors. The investment management arrangements between MidCap and Apollo Capital Management, L.P. and Athene and Athene Asset Management, may also be terminated under certain circumstances;
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
“traditional private equity fund appreciation (depreciation)” refers to gain (loss) and income for the traditional private equity funds (i.e., Funds I-VIII, each as defined in the notes to the consolidated financial statements) for the periods presented on a total return basis before giving effect to fees and expenses. The performance percentage is determined by dividing (a) the change in the fair value of investments over the period presented, minus the change in invested capital over the period presented, plus the realized income for the period presented, by (b) the beginning unrealized value for the period presented plus the change in invested capital for the period presented; and
“Unrealized Value” refers to the fair value consistent with valuations determined in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), for investments not yet realized and may include pay in kind, accrued interest and dividends receivable, if any.  In addition, amounts include committed and funded amounts for certain investments.

PART I.

ITEM 1.     BUSINESS
Overview
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in private equity, credit and real estate, with significant distressed investment expertise. We have a flexible mandate in many of the funds we manage which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. As of December 31, 2015, we had total AUM of $170 billion, including approximately $38 billion in private equity, $121 billion in credit and $11 billion in real estate. We have consistently produced attractive long-term investment returns in our private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through December 31, 2015.
Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 25 years and lead a team of 945 employees, including 353 investment professionals, as of December 31, 2015. This team possesses a broad range of transaction, financial, managerial and investment skills. We have offices in New York, Los Angeles, Houston, Chicago, Bethesda, Toronto, London, Frankfurt, Madrid, Luxembourg, Mumbai, Delhi, Singapore, Hong Kong and Shanghai. We operate our private equity, credit and real estate investment management businesses in a highly integrated manner, which we believe distinguishes us from other alternative investment managers. Our investment professionals frequently collaborate across disciplines. We believe that this collaboration, including market insight, management, banking and consultant contacts, and investment opportunities, enables the funds we manage to more successfully invest across a company’s capital structure. This platform and the depth and experience of our investment team have enabled us to deliver strong long-term investment performance for our funds throughout a range of economic cycles.
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

We have grown our total AUM at a 23% compound annual growth rate from December 31, 2005 to December 31, 2015. In addition, we benefit from mandates with long-term capital commitments in our private equity, credit and real estate businesses. Our long-lived capital base allows us to invest our funds' assets with a long-term focus, which is an important component in generating attractive returns for our fund investors. We believe the long-term capital we manage also leaves us well-positioned during economic downturns, when the fundraising environment for alternative assets has historically been more challenging than during periods of economic expansion. As of December 31, 2015, more than 90% of our AUM was in funds with a contractual life at inception of seven years or more, and 49% of our AUM was in permanent capital vehicles.
We expect our growth in AUM to continue over time by seeking to create value in our funds’ existing private equity, credit and real estate investments, continuing to deploy our funds’ available capital in what we believe are attractive investment opportunities, and raising new funds and investment vehicles as market opportunities present themselves. See “Item 1A. Risk Factors—Risks Related to Our Businesses—We may not be successful in raising new funds or in raising more capital for certain of our funds and may face pressure on carried interest and fee arrangements of our future funds.”
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

Our Businesses

We have three business segments: private equity, credit and real estate. The diagram below summarizes our current businesses:

Apollo Global Management, LLC(1)

Private Equity	Credit	Real Estate
• Distressed Buyouts, Debt and Other Investments • Corporate Carve-outs • Opportunistic Buyouts • Natural Resources	• Liquid/Performing • Drawdown • Permanent Capital Vehicles ex Athene-Non-Sub-Advised • Athene Non-Sub-Advised
•
      Opportunistic equity investing in real estate assets, portfolios, companies and platforms
•
      Commercial real estate debt investments including First Mortgage and Mezzanine Loans and Commercial Mortgage Backed Securities

AUM: $37.5 billion(2)	AUM: $121.4 billion(2)(3)	AUM: $11.3 billion(2)(3)(4)

Strategic Investment Accounts Generally invests in or alongside certain Apollo funds and other Apollo-sponsored transactions

(1)	All data is as of December 31, 2015.

(2)	See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

(3)	Includes funds that are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.09 as of December 31, 2015.

(4)	Includes funds that are denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.47 as of December 31, 2015.

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
We seek to focus on investment opportunities where competition is limited or non-existent. We believe we are often sought out early in the investment process because of our industry expertise, sizable amounts of available long-term capital, willingness to pursue investments in complicated situations and ability to provide value-added advice to portfolio companies regarding operational improvements, acquisitions and strategic direction. We generally prefer sole sponsored transactions and since inception through December 31, 2015, approximately 75% of the investments made by our private equity funds have been proprietary in nature. We believe that by emphasizing our proprietary sources of deal flow, our private equity funds will be able to acquire businesses at more compelling valuations which will ultimately create a more attractive risk/reward proposition. As of December 31, 2015, our private equity segment had total and Fee-Generating AUM of approximately $37.5 billion and $29.3 billion, respectively.
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
To further alter the risk/reward profile in our funds’ favor, we often focus on certain types of buyouts such as physical asset acquisitions and investments in non-correlated assets where underlying values tend to change in a manner that is independent of broader market movements In the case of physical asset acquisitions, our private equity funds seek to acquire physical assets at discounts to where those assets trade in the financial markets, and to lock in that value arbitrage through comprehensive hedging and structural enhancements.
We believe buyouts of non-correlated assets or businesses also represent attractive investments since they are generally less correlated to the broader economy and provide an element of diversification to our funds' overall portfolio of private equity investments.
Natural Resources
In addition to our traditional private equity funds which pursue opportunities in nine core industries, one of which is natural resources, we have two dedicated private equity natural resources funds. In 2011, we established our first dedicated private equity natural resources fund, Apollo Natural Resources Partners, L.P. (together with its alternative investment vehicles, “ANRP I”) and assembled a team of dedicated investment professionals to capitalize on private equity investment opportunities in the natural resources industry, principally in the metals and mining, energy and select other natural resources sectors. In 2015, we launched our second natural resources fund, Apollo Natural Resources II, L.P. (together with its alternative investment vehicles, “ANRP II”). We believe we can source and execute compelling, value-oriented investment opportunities for our funds irrespective of the commodity price environment.
AP Alternative Assets, L.P.
We also manage AAA, a publicly listed permanent capital vehicle. The sole investment held by AAA is its investment in AAA Investments, L.P. (“AAA Investments”). AAA Investments is the largest equity holder of Athene Holding.
AAA is a Guernsey limited partnership whose partners are comprised of (i) AAA Guernsey Limited (“AAA Guernsey”), which holds 100% of the general partner interests in AAA, and (ii) the holders of common units representing limited partner interests in AAA. The common units are non-voting and are listed on NYSE Euronext in Amsterdam under the symbol “AAA”. AAA Guernsey is a Guernsey limited company and is owned 55% by an individual who is not an affiliate of Apollo and 45% by Apollo Principal Holdings III, L.P., an indirect subsidiary of Apollo. AAA Guernsey is responsible for managing the business and affairs of AAA. AAA generally makes all of its investments through AAA Investments, of which AAA is the sole limited partner. Athene Holding is AAA Investments’ only investment.

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
Private Equity Fund Holdings
The following table presents a list of certain significant portfolio companies of our private equity funds as of December 31, 2015:

Company	Year of Initial Investment	Fund(s)	Buyout Type	Industry	Region
Amissima	2015	Fund VIII	Corporate Carve-Out	Financial & Business Services	Western Europe
CH2M Hill	2015	Fund VIII	Opportunistic Buyout	Financial & Business Services	North America
Presidio	2015	Fund VIII	Opportunistic Buyout	Financial & Business Services	North America
Protection 1	2015	Fund VIII	Opportunistic Buyout	Manufacturing & Industrial	North America
RegionalCare	2015	Fund VIII	Opportunistic Buyout	Consumer & Retail	North America
Tranquilidade	2015	Fund VIII	Opportunistic Buyout	Financial & Business Services	Western Europe
Vectra	2015	Fund VIII	Corporate Carve-Out	Manufacturing & Industrial	North America
Ventia	2015	Fund VIII	Opportunistic Buyout	Financial & Business Services	Australia
Verallia	2015	Fund VIII	Corporate Carve-Out	Manufacturing & Industrial	Western Europe
CEC Entertainment	2014	Fund VIII	Opportunistic Buyout	Media, Cable & Leisure	North America
Caelus Energy Alaska	2014	Fund VIII / ANRP	Corporate Carve-Out	Natural Resources	North America
Double Eagle II	2014	ANRP /ANRP II	Opportunistic Buyout	Natural Resources	North America
Express Energy Services	2014	Fund VIII / ANRP	Opportunistic Buyout	Natural Resources	North America
Jupiter Resources	2014	Fund VIII / ANRP	Corporate Carve-out	Natural Resources	North America
American Gaming Systems	2013	Fund VIII	Opportunistic Buyout	Media, Cable & Leisure	North America
Aurum	2013	Fund VII	Opportunistic Buyout	Consumer & Retail	Western Europe
Hostess	2013	Fund VII	Corporate Carve-out	Consumer & Retail	North America
McGraw-Hill Education	2013	Fund VII	Corporate Carve-out	Media, Cable & Leisure	North America
EP Energy	2012	Fund VII & ANRP	Corporate Carve-out	Natural Resources	North America
Pinnacle	2012	Fund VII & ANRP	Opportunistic Buyout	Natural Resources	North America
Talos	2012	Fund VII & ANRP	Opportunistic Buyout	Natural Resources	North America
Endemol Shine	2011	Fund VII	Distressed Buyout	Media, Cable & Leisure	Global
Welspun	2011	Fund VII & ANRP	Opportunistic Buyout	Natural Resources	India
Gala Coral Group	2010	Fund VII & VI	Distressed Buyout	Media, Cable & Leisure	Western Europe
Caesars Entertainment (1)	2008	Fund VI	Opportunistic Buyout	Media, Cable & Leisure	North America
Norwegian Cruise Line	2008	Fund VII / VI	Opportunistic Buyout	Media, Cable & Leisure	North America
Claire’s	2007	Fund VI	Opportunistic Buyout	Consumer & Retail	Global
CEVA Logistics	2006	Fund VI	Corporate Carve-out	Distribution & Transportation	Western Europe
Momentive Performance Materials	2006	Fund VI	Corporate Carve-out	Chemicals	North America
Hexion	Various	Fund IV & V	Corporate Carve-out	Chemicals	North America
Debt Investment Vehicles	Various	Various	Debt Investments	Various	Various

Note: The table above includes portfolio companies of Apollo Investment Fund IV, L.P. (together with its parallel funds, “Fund IV”), Apollo Investment Fund V, L.P. (together with is parallel funds and alternative investment vehicles, “Fund V”), Apollo Investment Fund VI L.P. (together with its parallel funds and alternative investment vehicles, “Fund VI”), Apollo Investment Fund VII, L.P. (together with is parallel funds and alternative investment vehicles, “Fund VII”), Apollo Investment Fund VIII, L.P. (together with is parallel funds and alternative investment vehicles, “Fund VIII”) and ANRP I, ANRP II and AION Capital Partners Limited (“AION”) with a remaining value greater than $100 million, excluding the value associated with any portion of such private equity funds' portfolio company investments held by co-investment vehicles.

(1)	Includes investment in Caesars Entertainment Corp. and Caesars Acquisition Company.
Credit
Since Apollo’s founding in 1990, we believe our expertise in credit has served as an integral component of our company’s growth and success. Our credit-oriented approach to investing commenced in 1990 with the management of a high-yield bond and leveraged loan portfolio. Since that time, our credit activities have grown significantly, through both organic growth and strategic acquisitions. As of December 31, 2015, Apollo’s credit segment had total AUM and Fee-Generating AUM of $121.4 billion and $101.5 billion, respectively, across a diverse range of credit-oriented investments that utilize the same disciplined, value-oriented investment philosophy that we employ with respect to our private equity funds. Apollo’s broad credit platform, which we believe is adaptable to evolving market conditions and different risk tolerances, is categorized as follows:
Credit AUM as of December 31, 2015
(in billions)

Liquid/Performing

Our liquid/performing category within the credit segment generally includes funds and accounts where the underlying assets are liquid in nature and/or have some form of periodic redemption right. Liquid/performing includes a variety of hedge funds, CLOs and SIAs that utilize a range of investment strategies including performing credit, structured credit, and liquid opportunistic credit. Performing credit strategies focus on income-oriented, senior loan and bond investment strategies that target issuers primarily domiciled in the U.S. and in Europe. Structured credit strategies target multiple tranches of structured securities with favorable and protective lending terms, predictable payment schedules, well diversified portfolios and low default rates. Liquid opportunistic strategies primarily focus on credit investments that are generally liquid in nature and that utilize a similar value-oriented investment philosophy as our private equity business. This includes investments by our credit funds in a broad array of primary and secondary opportunities encompassing stressed and distressed public and private securities primarily within corporate credit, including senior loans (secured and unsecured), high yield, mezzanine, derivative securities, debtor in possession financings, rescue or bridge financings, and other debt investments. In aggregate, our AUM and Fee-Generating AUM within the liquid/performing category totaled $37.2 billion and $30.6 billion, respectively, as of December 31, 2015.

Hedge Funds
Hedge Funds includes Apollo Credit Strategies Master Fund Ltd., Apollo Credit Master Fund Ltd., Apollo Credit Short Opportunities Fund and Apollo Value Strategic Fund, L.P. Collectively, our credit hedge fund AUM and Fee-Generating AUM totaled $7.1 billion and $2.6 billion, respectively, as of December 31, 2015. Our credit hedge funds may utilize a mix of the investment strategies outlined above. Investments in these funds may be made on a long or short basis and employ leverage to finance the acquisition of various credit investments. Accordingly, the difference between AUM and Fee-Generating AUM for hedge funds is driven by non-fee paying leverage.
CLOs
CLOs includes more than 20 internally managed CLOs focused within the U.S. and Europe. In aggregate, our AUM and Fee-Generating AUM in CLOs totaled $13.4 billion as of December 31, 2015. Through their lifecycle, CLOs employ structured credit and performing credit strategies with the goal of providing investors with competitive yields achieved through highly diversified pools of historically low defaulting assets.
SIAs / Other
SIAs / Other includes a diverse group of separately managed accounts and certain commitment-based funds where the underlying assets are liquid and generally employ a mix of performing credit, structured credit, and liquid opportunistic credit investment strategies. In aggregate, our AUM and Fee-Generating in SIAs and other accounts totaled $16.7 billion and $14.6 billion as of December 31, 2015, respectively. The managed accounts comprising the majority of AUM and Fee-Generating AUM within this subcategory are customized according to an investor’s specified risk and target return preferences.
Drawdown
Our drawdown category within the credit segment generally includes commitment-based funds and certain SIAs in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available. Drawdown comprises our fund series’ including Credit Opportunity Funds, European Principal Finance Funds, and Structured Credit Funds, including Financial Credit Investment Funds and Structured Credit Recovery Funds, as well as other commitment-based funds not included within a series of funds and certain SIAs. Drawdown funds and SIAs utilize a range of investment strategies including illiquid opportunistic, principal finance, and structured credit strategies. In aggregate, our AUM and Fee-Generating AUM within the drawdown category totaled $19.1 billion and $11.1 billion, respectively, as of December 31, 2015.
Credit Opportunity Funds (“COF”)
The Credit Opportunity Fund series primarily employs our illiquid opportunistic investment strategy, which focuses on credit investments that are less liquid in nature and that utilize a similar value-oriented investment philosophy as our private equity business. This includes investments in a broad array of primary and secondary opportunities encompassing stressed and distressed public and private securities primarily within corporate credit, including senior loans (secured and unsecured), high yield, mezzanine, debtor in possession financings, rescue or bridge financings, and other debt investments. Additionally, for certain illiquid opportunistic investments our underwriting process may result in selective and at times concentrated investments by the funds in the various industries on which we focus. In certain cases, leverage can be employed in connection with this strategy by having fund subsidiaries or special-purpose vehicles incur debt or by entering into credit facilities or other debt transactions to finance the acquisition of various credit investments. Our AUM and Fee-Generating AUM within the Credit Opportunity Funds totaled $3.5 billion and $2.3 billion, respectively, as of December 31, 2015.

European Principal Finance Funds (“EPF”)

The European Principal Finance Fund series primarily employs our principal finance investment strategy, which is utilized to invest in European commercial and residential real estate, performing loans, non-performing loans, and unsecured consumer loans, as well as acquiring assets as a result of distressed market situations. Certain of the EPF investment vehicles we manage own captive pan-European financial institutions, loan servicing and property management platforms. These entities perform banking and lending activities and manage and service consumer credit receivables and loans secured by commercial and residential properties. In aggregate, these financial institutions, loan servicing, and property management platforms operate in five European countries and employed approximately 1,600 individuals as of December 31, 2015. We believe the post-investment loan servicing and real estate asset management requirements, combined with the illiquid nature of these investments, limits participation by traditional long-only investors, hedge funds, and private equity funds, resulting in what we believe to be an opportunity for our credit business. Our AUM and Fee-Generating AUM within the European Principal Finance Funds totaled $4.3 billion and $3.3 billion, respectively, as of December 31, 2015.

Structured Credit Funds - FCI and SCRF
Our Structured Credit Funds include the Financial Credit Investment Fund series (“FCI”) and the Structured Credit Recovery Fund series (“SCRF”). Collectively, the Structured Credit Funds employ our structured credit investing strategy, which targets multiple tranches of less liquid structured securities with favorable and protective lending terms, predictable payment schedules, well-diversified portfolios and low default rates. Our AUM and Fee-Generating AUM within Structured Credit Funds totaled $4.2 billion and $2.4 billion, respectively, as of December 31, 2015.
Permanent Capital Vehicles - Credit
Our permanent capital vehicles category within the credit segment generally includes pools of assets which are not subject to redemption and are generally associated with long term asset management or advisory contracts. This category is comprised of (a) Athene Asset Management and an affiliate of Apollo which provides advisory services to Athene Germany; (b) assets that are owned by or related to Midcap and managed by Apollo Capital Management, L.P.; (c) assets of certain publicly traded vehicles managed by Apollo such as AINV, AMTG, AIF, and AFT and (d) a non-traded business development company sub-advised by Apollo. The permanent capital vehicles within credit utilize a range of investment strategies including performing credit and structured credit as described previously, as well as directly originated credit. Direct origination generally relates to the sourcing of senior credit assets, both secured and unsecured, including asset-backed loans, leveraged loans, mezzanine debt, real estate loans, re-discount loans and venture loans. Directly originated credit is primarily employed by Midcap, AINV, and a non-traded business development company sub-advised by Apollo. In aggregate, our AUM and Fee-Generating AUM within our credit permanent capital vehicles totaled $65.0 billion and $60.0 billion, respectively, as of December 31, 2015.
Permanent Capital Vehicles excluding Athene Non-Sub-Advised Assets
This category includes all permanent capital vehicles within the credit segment described above except for the portion of Athene Asset Management that is not sub-advised by Apollo or invested in Apollo funds as of December 31, 2015. The AUM and Fee-Generating AUM we managed within the permanent capital vehicles excluding Athene Non-Sub-Advised category totaled $15.1 billion and $9.8 billion, respectively, as of December 31, 2015.
Athene Non-Sub-Advised Assets
This category includes (i) the assets which are managed by Athene Asset Management but not sub-advised by Apollo nor invested in Apollo funds or Investment Vehicles and (ii) assets related to Athene Germany for which an affiliate of Apollo provides advisory services. We refer to these assets collectively as “Athene Non-Sub-Advised Assets”. Our AUM and Fee-Generating AUM within the Athene Non-Sub-Advised category totaled $50.0 billion as of December 31, 2015. For additional information, please refer to “—Athene” below
Athene
As discussed in the preceding section, permanent capital vehicles within the credit segment includes Athene Asset Management and an affiliate of Apollo which provides advisory services to Athene Germany. As of December 31, 2015, we managed total AUM of $64.5 billion, all of which was Fee-Generating AUM, with respect to Athene Asset Management and Athene Germany. This amount includes $14.6 billion of AUM that was either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo within the credit, real estate, and private equity business segments.
Athene Holding was founded in 2009 to capitalize on favorable market conditions in the dislocated life insurance sector. Athene Holding is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed and equity-indexed annuities. Athene is currently one of the largest fixed annuity companies in the United States.
Apollo, through its consolidated subsidiary, Athene Asset Management, provides asset management services to Athene, including asset allocation and portfolio management strategies, and receives fees from Athene Holding for providing such services. As of December 31, 2015, Athene Asset Management managed Athene Holding’s entire investment portfolio, except with respect to the assets of Athene Germany, for which a different Apollo affiliate provides investment advisory services. Athene Asset Management had $59.5 billion of AUM as of December 31, 2015 in accounts owned by or related to Athene (the “Athene Accounts”), of which approximately $14.6 billion, or approximately 24.5%, was either sub-advised by Apollo or invested in Apollo funds and investment vehicles. The vast majority of sub-advised assets are in managed accounts that invest in high grade credit asset classes such as CLO debt, commercial mortgage backed securities and insurance-linked securities. We currently expect this percentage to increase over time provided that Athene Asset Management continues to perform successfully in providing asset management services to Athene. Athene Asset Management receives a gross management fee equal to 0.40% per annum on all AUM in the Athene Accounts, with certain limited exceptions for all of the services which Athene Asset Management provides to Athene.

An affiliate of Apollo provides advisory services to Athene Germany including asset allocation and portfolio management strategies. Athene Germany provides life insurance products to the German market and was acquired by Athene Holding on October 1, 2015. Apollo and its subsidiaries advised Athene with respect to $5.1 billion of AUM as of December 31, 2015 related to Athene Germany, all of which was Fee-Generating AUM.
Real Estate
Our real estate group has a dedicated team of multi-disciplinary real estate professionals whose investment activities are integrated and coordinated with our private equity and credit business segments. We take a broad view of markets and property types in targeting debt and equity investment opportunities, including the acquisition and recapitalization of real estate portfolios, platforms and operating companies and distressed for control situations. As of December 31, 2015, our real estate business had total and fee generating AUM of approximately $11.3 billion and $7.3 billion, respectively, through a combination of investment funds, SIAs and Apollo Commercial Real Estate Finance, Inc. (“ARI”), a publicly-traded, commercial mortgage real estate investment trust managed by Apollo.
Real Estate AUM as of December 31, 2015
(in billions)

With respect to our real estate funds' equity investments, we take a value-oriented approach and our funds will invest in assets located in primary, secondary and tertiary markets across the United States. The funds we manage pursue opportunistic investments in various real estate asset  classes, which historically have included hospitality, office, industrial, retail, healthcare, residential and non-performing loans. Our real estate equity funds under management currently include AGRE U.S. Real Estate Fund, L.P. (“U.S. RE Fund I”) and Apollo U.S. Real Estate Fund II, L.P. (“U.S. RE Fund II”), our U.S. focused, opportunistic funds, and our legacy Citi Property Investors (“CPI”) business, the real estate investment management business we acquired from Citigroup in November 2010. In 2015, we expanded our real estate equity strategy through the acquisition of Venator Real Estate Capital Partners (“Venator”), an Asian focused real estate investment manager. In connection with the transaction, we now manage the Trophy Property Development Fund, a China-focused investment fund.
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

Strategic Investment Accounts
We manage several SIAs established to facilitate investments by third-party investors directly in Apollo funds and other securities. Institutional investors are expressing increasing levels of interest in SIAs since these accounts can provide investors with greater levels of transparency, liquidity and control over their investments as compared to more traditional investment funds. Based on the trends we are currently witnessing among a select group of large institutional investors, we expect our AUM that is managed through SIAs to continue to grow over time. As of December 31, 2015, approximately $17 billion of our total AUM was managed through SIAs.
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
In our private equity business, fundraising activities for new funds begin once the investor capital commitments for the current fund are largely invested or committed to be invested. The investor base of our private equity funds includes both investors from prior funds and new investors. In many instances, investors in our private equity funds have increased their commitments to subsequent funds as our private equity funds have increased in size. During the fundraising effort for Fund VIII, investors representing over 92% of Fund VII’s capital committed to Fund VIII. In addition, many of our investment professionals commit their own capital to each private equity fund. The single largest unaffiliated investor in Fund VIII represents 5% of Fund VIII's commitments.
During the management of a private equity fund, we maintain an active dialogue with the fund's investors. We host quarterly webcasts that are led by members of our senior management team and we provide quarterly reports to the investors detailing recent performance by investment. We also organize an annual meeting for our private equity funds' investors that consists of detailed presentations by the senior management teams of many of our funds' current investments. From time to time, we also hold meetings for the advisory board members of our private equity funds.
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
We conduct the management of our private equity, credit and real estate funds primarily through a partnership structure, in which partnerships organized by us accept commitments and/or funds for investment from investors. Funds are generally organized as limited partnerships with respect to private equity funds and other U.S. domiciled vehicles and limited partnership and limited liability (and other similar) companies with respect to non-U.S. domiciled vehicles. Typically, each fund has an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). Responsibility for the day-to-day operations of the funds is typically delegated to the funds’ respective investment managers pursuant to an investment management (or similar) agreement. Generally, the material terms of our investment management agreements relate to the scope of services to be rendered by the investment manager to the applicable funds, certain rights of termination in respect of our investment management agreements and, generally, with respect to certain of our credit and real estate funds (as these matters are covered in the limited partnership agreements of the private equity funds), the calculation of management fees to be borne by investors in such funds, as well as the calculation of the manner and extent to which other fees received by the investment manager from fund portfolio companies serve to offset or reduce the management fees payable by investors in our funds. The funds themselves generally do not register as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”), generally in reliance on Section 3(c)(7) or Section 7(d) thereof or, typically in the case of funds formed prior to 1997, Section 3(c)(1) thereof. Section 3(c)(7) of the Investment Company Act excepts from its registration requirements funds privately placed in the United States whose securities are owned exclusively by persons who, at the time of acquisition of such securities, are “qualified purchasers” or “knowledgeable employees” for purposes of the Investment Company Act. Section 3(c)(1) of the Investment Company Act exempts from its registration requirements privately placed funds whose securities are beneficially owned by not more than 100 persons. In addition, under current interpretations of the SEC, Section 7(d) of the Investment Company Act exempts from registration any non-U.S. fund all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers.
In addition to having an investment manager, each fund that is a limited partnership also has a general partner that makes all policy and investment decisions relating to the conduct of the fund’s business. The general partner is responsible for all decisions concerning the making, monitoring and disposing of investments, but such responsibilities are typically delegated to the fund’s investment manager pursuant to an investment management (or similar) agreement. The limited partners of the funds take no part in the conduct or control of the business of the funds, have no right or authority to act for or bind the funds and have no influence over the voting or disposition of the securities or other assets held by the funds. These decisions are made by the fund’s general partner in its sole discretion, subject to the investment limitations set forth in the agreements governing each fund. The limited partners often have the right to remove the general partner or investment manager for cause or cause an early dissolution by a simple majority vote. In connection with the private offering transactions that occurred in 2007 pursuant to which we sold shares of Apollo Global Management, LLC to certain initial purchasers and accredited investors in transactions exempt from the registration requirements of the Securities Act (“Private Offering Transactions”) and the reorganization of the Company’s predecessor business (the “2007 Reorganization”), we deconsolidated certain of our private equity and credit funds that have historically been consolidated in our financial statements and amended the governing agreements of those funds to provide that a simple majority of a fund’s investors have the right to accelerate the dissolution date of the fund. Additionally, Apollo adopted new U.S. GAAP consolidation guidance during the year ended December 31, 2015, which resulted in the deconsolidation of certain funds and variable interest entities (“VIEs”) as of January 1, 2015.
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
Certain of our management companies, general partners and co-invest vehicles are committed to contribute to our funds and affiliates. As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of December 31, 2015 of $566.3 million.
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
Co-Investments
Investors in many of our funds, as well as certain other investors, may have the opportunity to make co-investments with the funds. Co-investments are investments in portfolio companies or other fund assets generally on the same terms and conditions as those to which the applicable fund is subject.
Competition
The investment management industry is intensely competitive, and we expect it to remain so. We compete globally and on a regional, industry and niche basis.
We face competition both in the pursuit of outside investors for our funds and in our funds acquiring investments in attractive portfolio companies and making other fund investments. We compete for outside investors for our funds based on a variety of factors, including:

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
Regulatory and Compliance Matters
Our businesses, as well as the financial services industry generally, are subject to extensive regulation in the United States and elsewhere. All of the investment advisers of our funds are registered as investment advisers either directly or as a "relying adviser" with the SEC. A “relying adviser” is an investment adviser that relies on the investment adviser registration of a directly registered investment adviser pursuant to the SEC’s Division of Investment Management staff guidance dated January 18, 2012, issued in a no-action letter in response to the American Bar Association’s request for interpretative guidance (the “ABA No-Action Letter”). Registered investment advisers are subject to the requirements and regulations of the Investment Advisers Act. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, managing conflicts of interest and general anti-fraud prohibitions. Pursuant to the ABA No-Action letter, each “relying adviser” is an investment adviser registered with the SEC and, as such, is required to comply with all of the provisions of the Investment Advisers Act and the rules thereunder that apply to registered advisers.
Each of AFT and AIF is a registered management investment company under the Investment Company Act. AINV is an investment company that has elected to be treated as a business development company under the Investment Company Act. Each of AFT, AIF and AINV has elected for U.S. Federal tax purposes to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As such, each of AFT, AIF and AINV is required to distribute during each taxable year at least 90% of its ordinary income and realized, net short-term capital gains in excess of realized net long-term capital losses, if any, to its shareholders. In addition, in order to avoid excise tax, each needs to distribute during each calendar year at least 98% of its ordinary income and 98.2% of its capital gains net income for the one-year period ended on October 31st of such calendar year, plus any shortfalls from any prior year's distribution, which would take into account short-term and long-term capital gains and losses. In addition, as a business development company, AINV must not acquire any assets other than “qualifying assets” specified in the Investment Company Act unless, at the time the acquisition is made, at least 70% of AINV’s total assets are qualifying assets (with certain limited exceptions).
ARI and AMTG have each elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code. To maintain their qualification as REITs, ARI and AMTG must distribute at least 90% of their taxable income to their shareholders and meet, on a continuing basis, certain other complex requirements under the Internal Revenue Code.
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
As the ultimate parent of the general partner or manager of certain shareholders of Athene Holding, we are subject to insurance holding company system laws and regulations in Delaware, Iowa and New York, which are the states in which the insurance company subsidiaries of Athene Holding are domiciled. These regulations generally require each insurance company subsidiary to register with the insurance department in its state of domicile and to furnish financial and other information about the operations of companies within its holding company system. These regulations also impose restrictions and limitations on the ability of an insurance company subsidiary to pay dividends and make other distributions to its parent company. In addition, transactions between an insurance company and other companies within its holding company system, including sales, loans, investments, reinsurance agreements, management agreements and service agreements, must be on terms that are fair and reasonable and, if material or within a specified category, require prior notice and approval or non-disapproval by the applicable domiciliary insurance department.
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
Currently, there are proposals to increase the scope of regulation of insurance holding companies in both the United States and internationally. In the United States, the NAIC has promulgated amendments to its insurance holding company system model law and regulations for consideration by the various states that would provide for more extensive informational reporting regarding parents and other affiliates of insurance companies, with the purpose of protecting domestic insurers from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to domestic insurers. Changes to existing NAIC model laws or regulations must be adopted by individual states or foreign jurisdictions before they will become effective. To date, each of Delaware, Iowa and New York has enacted laws to adopt such amendments.
Internationally, the International Association of Insurance Supervisors is in the process of adopting a framework for the “group wide” supervision of internationally active insurance groups. The NAIC has also promulgated additional amendments to its insurance holding company system model law that address “group wide” supervision of internationally active insurance groups. To date, Delaware has enacted laws to adopt a form of these amendments, and Iowa has adopted similar provisions under a predecessor statute. We cannot predict with any degree of certainty the additional capital requirements, compliance costs or other burdens these requirements may impose on us and our insurance company affiliates.
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
Although the federal government does not directly regulate the insurance business, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation, can significantly affect the insurance business. The Dodd-Frank Wall Street Reform and Consumer Protection Act created the FIO within the Department of Treasury headed by a Director appointed by the Treasury Secretary. The FIO is designed principally to exercise a monitoring and information gathering role, rather than a regulatory role. In that capacity, the FIO has been charged with providing reports to the U.S. Congress on (i) modernization of U.S. insurance regulation (provided in December 2013) and (ii) the U.S. and global reinsurance market (provided in November 2013 and January 2015, respectively). Such reports could ultimately lead to changes in the regulation of insurers and reinsurers in the U.S.
We are subject to the jurisdiction of the Federal Energy Regulatory Commission as a result of certain of the funds we manage directly or indirectly owning, controlling or holding, with power to vote, 10% or more of the voting securities in a “public-utility company” or a “holding company” of a public-utility company (as those terms are defined in the U.S. Public Utility Holding Company Act of 2005). See “Item 1A. Risk Factors—Risks Related to Our Businesses—We are a holding company subject to the jurisdiction of the Federal Energy Regulatory Commission (the “FERC”). An acquirer of our Class A shares may be required to obtain prior approval from the FERC and make other filings with the FERC.”
Apollo Management International LLP (“AMI”) is authorized and regulated by the U.K. Financial Conduct Authority in the United Kingdom, under the Financial Services and Markets Act 2000 (“FSMA”) and the rules promulgated thereunder. AMI has permission to engage in certain specified regulated activities, including dealing as agent and arranging deals in relation to certain type of investments. Most aspects of AMI’s investment business are governed by the FSMA and related rules, including sales, research, trading practices, provision of investment advice, corporate finance, regulatory capital, record keeping, approval standards for individuals, anti-money laundering and period reporting and settlement procedures. The U.K. Financial Conduct Authority is responsible for administering these requirements and our compliance with the relevant the FSMA and related rules.
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
However, additional legislation, changes in rules promulgated by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability. For additional information concerning the regulatory environment in which we operate, see “Item 1A. Risk Factors—Risks Related To Our Businesses—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus could result in additional burdens on our businesses. Changes in taxation or law and other legislative or regulatory changes could adversely affect us.”
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
We generally operate without information barriers between our businesses. In an effort to manage possible risks resulting from our decision not to implement these barriers, our compliance personnel maintain a list of issuers for which we have access to material, non-public information and for whose securities our funds and investment professionals are not permitted to trade. We could in the future decide that it is advisable to establish information barriers, particularly as our business expands and diversifies. In such event our ability to operate as an integrated platform will be restricted. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Possession of material, non-public information could prevent Apollo funds from undertaking advantageous transactions; our internal controls could fail, or we could establish information barriers, all of which could adversely affect our business.”
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge on or through our website at www.agm.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. The information on our website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC. You may also read and copy any document we file at the SEC's public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. In addition these reports and the other documents we file with the SEC are available on the SEC’s website at www.sec.gov.

From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding the Company is routinely posted on and accessible at www.agm.com.

ITEM 1A. RISK FACTORS
Risks Related to Our Businesses
Poor performance of our funds would cause a decline in our revenue and results of operations, may obligate us to repay incentive income previously paid to us and would adversely affect our ability to raise capital for future funds.
We derive revenues in part from:

•	management fees, which are based generally on the amount of capital committed or invested in our funds;

•	transaction and advisory fees relating to the investments our funds make;

•	incentive income, based on the performance of our funds; and

•	investment income from our investments as general partner.
If a fund performs poorly, we will receive little or no incentive income with regard to the fund and little income or possibly losses from any principal investment in the fund. Furthermore, if, as a result of poor performance of later investments in a fund’s life, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we may be obligated to repay the amount by which incentive income that was previously distributed to us exceeds amounts to which we are ultimately entitled. Our fund investors and potential fund investors continually assess our funds’ performance and our ability to raise capital. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease the capital committed or invested in our funds and ultimately, our management fee income.
We depend on Leon Black, Joshua Harris and Marc Rowan, and the loss of their services would have a material adverse effect on us.
The success of our businesses depends on the efforts, judgment and personal reputations of our Managing Partners, Leon Black, Joshua Harris and Marc Rowan. Their reputations, expertise in investing, relationships with our fund investors and relationships with members of the business community on whom our funds depend for investment opportunities and financing are each critical elements in operating and expanding our businesses. We believe our performance is strongly correlated to the performance of these individuals. Accordingly, our retention of our Managing Partners is crucial to our success. Our Managing Partners may resign, join our competitors or form a competing firm at any time. If our Managing Partners were to join or form a competitor, some of our investors could choose to invest with that competitor, another competitor or not at all, rather than in our funds. The loss of the services of our Managing Partners would have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our Managing Partners. In addition, the loss of two or more of our Managing Partners may result in the termination of our role as general partner of certain of our funds and the termination of the commitment periods of certain of our funds. See “-If two or more of our Managing Partners or certain other investment professionals leave our company, the commitment periods of certain of our funds may be terminated, and we may be in default under the governing documents of certain of our funds and our credit agreement.”
Changes in the debt financing markets may negatively impact the ability of our funds and their portfolio companies to obtain attractive financing for their investments and may increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decreasing our net income.
In the event that our funds are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, our funds may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the investment income earned by us. Any failure by lenders to provide previously committed financing can also expose us to potential claims by sellers of businesses which we may have contracted to purchase. Our funds’ portfolio companies regularly utilize the corporate debt markets in order to obtain financing for their operations. Similarly, certain of our credit funds rely on the availability of attractive financing for their investments. To the extent that the current credit markets have rendered such financing difficult to obtain or more expensive, this may negatively impact the operating performance of such portfolio companies and credit funds, and lead to lower-yielding investments with respect to such funds and, therefore, the investment returns on our funds. In addition, to the extent that the current markets make it difficult or impossible to refinance debt that is maturing in the near term, a relevant portfolio company may face substantial doubt as to its status as a going concern (which may result in an event of default under various agreements) or be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.
Difficult market or economic conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of the investments made by our funds or reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenue, net income and cash flow and adversely affect our financial prospects and condition.
Our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). These factors are outside our control and may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these conditions. Global financial markets have experienced considerable volatility in the valuations of equity and debt securities, a contraction in the availability of credit and an increase in the cost of financing. Volatility in the financial markets can materially hinder the initiation of new, large-sized transactions for our private equity segment and, together with volatility in valuations of equity and debt securities, may adversely impact our operating results. If market conditions deteriorate, our businesses could be affected in different ways. In addition, these events and general economic trends are likely to impact the performance of portfolio companies in many industries, particularly industries that are more affected by changes in consumer demand, such as the packaging, manufacturing, chemical and refining industries, as well as travel and leisure, gaming and real estate industries. The performance of our funds and our performance may be adversely affected to the extent our fund portfolio companies in these industries experience adverse performance or additional pressure due to downward trends. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs, within a time frame sufficient to match any further decreases in net income or increases in net losses relating to changes in market and economic conditions.
A financial downturn could adversely affect our operating results in a number of ways, and if the economy were to re-enter a recessionary or inflationary period, it may cause our revenue and results of operations to decline by causing:

•	our AUM to decrease, lowering management fees and other income from our funds;

•	increases in costs of financial instruments;

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
Lower investment returns and such material reductions in value may result because, among other reasons, during periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), companies in which our funds invest may experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies may also have difficulty in expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due, including expenses payable to us. In addition, during periods of adverse economic conditions, our funds and their portfolio companies may have difficulty accessing financial markets, which could make it more difficult or impossible to obtain funding for additional investments and harm our AUM and operating results. Furthermore, such conditions would also increase the risk of default with respect to our funds that have significant debt investments, such as our credit funds. Our funds may be affected by reduced opportunities to exit and realize value from their investments, by lower than expected returns on investments made prior to the deterioration of the credit markets, and by the fact that we may not be able to find suitable investments for the funds to effectively deploy capital, which could adversely affect our ability to raise new funds and thus adversely impact our prospects for future growth.
While the adverse effects of the unprecedented turmoil in global financial markets in 2008 and 2009 have abated to a certain degree, markets have recently experienced significant volatility. In addition, while conditions in the U.S. economy have somewhat improved since the credit crisis, many other economies continue to experience weakness, tighter credit conditions and a decreased availability of foreign capital. Further, there is concern that the favorability of conditions in certain markets may be dependent on continued monetary policy accommodation from central banks, especially the Board of Governors of the Federal

Reserve System (the “Federal Reserve”). Although interest rates have been at historically low levels for the last few years, the Federal Reserve could begin to sharply raise interest rates, which could have an adverse impact on our business.
A decline in the pace of investment in our funds, an increase in the pace of sales of investments in our funds, or an increase in the amount of transaction and advisory fees we share with our fund investors would result in our receiving less revenue from transaction and advisory fees.

A variety of fees that we earn, such as transaction and advisory fees, are driven in part by the pace at which our funds make investments. Many factors could cause a decline in the pace of investment, including the inability of our investment professionals to identify attractive investment opportunities, competition for such opportunities among other potential acquirers, decreased availability of capital on attractive terms and our failure to consummate identified investment opportunities because of business, regulatory or legal complexities and adverse developments in the U.S. or global economy or financial markets. Any decline in the pace at which our funds make investments would reduce our transaction and advisory fees and could make it more difficult for us to raise capital. Likewise, during attractive selling environments, our funds may capitalize on increased opportunities to exit investments. Any increase in the pace at which our funds exit investments would reduce transaction and advisory fees. In addition, some of our fund investors have requested, and we expect to continue to receive requests from fund investors, that we share with them a larger portion, or all, of the transaction and advisory fees generated by our funds’ investments. To the extent we accommodate such requests, it would result in a decrease in the amount of fee revenue we could earn. For example, in Fund VIII we have agreed that 100% of certain transaction and advisory fees will be shared with the investors in the fund through a management fee offset mechanism, whereas the percentage was 68% in Fund VII.

If two or more of our Managing Partners or certain other investment professionals leave our company, the commitment periods of certain of our funds may be terminated, and we may be in default under the governing documents of certain of our funds and our credit agreement.

The governing agreements of certain of our funds provide that in the event certain “key persons” (such as two or more of Messrs. Black, Harris and Rowan and/or certain other of our investment professionals) fail to devote the requisite time to our business, the commitment period will terminate if a certain percentage in interest of the investors do not vote to continue the commitment period or may terminate for a variety of other reasons. This is true of Fund VI, Fund VII and Fund VIII, on which our near- to medium-term performance will heavily depend. Apollo Credit Opportunity Fund III, L.P. (“COF III”), Apollo European Principal Finance Fund II, L.P. (“EPF II”), Financial Credit Investment Credit Facilities II, L.P. (“FCI II”) and certain other credit funds have similar provisions. Furthermore, the 2013 AMH Credit Facilities described in Note 12 to our consolidated financial statements provide that an event of default may occur if such “key persons” no longer own a majority of the voting power represented by our issued and outstanding equity and a majority of our economic interests. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our funds or the 2013 AMH Credit Facilities would likely result in significant reputational damage to us.
Messrs. Black, Harris and Rowan may terminate their employment with us at any time.
We may not be successful in raising new funds or in raising more capital for certain of our funds and may face pressure on carried interest and fee arrangements of our future funds.
Our funds may not be successful in consummating their current capital-raising efforts or others that they may undertake, or they may consummate them at investment levels far lower than those currently anticipated. Any capital raising that our funds undertake may be on terms that are unfavorable to us or that are otherwise different from the terms that we have been able to obtain in the past. These risks could occur for reasons beyond our control, including general economic or market conditions, regulatory changes or increased competition.
As a result of the global economic downturn during 2008 and 2009, a large number of institutional investors that invest in alternative assets and have historically invested in our funds experienced negative pressure across their investment portfolios, which may affect our ability to raise capital from them. These institutional investors experienced, among other things, a significant decline in the value of their public equity and debt holdings and a lack of realizations from their existing private equity portfolios. Consequently, many of these investors were left with disproportionately outsized remaining commitments to a number of private equity funds, and were restricted from making new commitments to third-party managed private equity funds such as those managed by us. To the extent economic conditions remain volatile or these issues reoccur, we may be unable to raise sufficient amounts of capital to support the investment activities of our future funds.

In addition, certain institutional investors have publicly criticized certain fund fee and expense structures, including management, transaction and advisory fees. In September 2009, the Institutional Limited Partners Association, or “ILPA,” published a set of Private Equity Principles, or the “Principles,” which were revised in January 2011. The Principles were developed in order to encourage discussion between limited partners and general partners regarding private equity fund partnership terms. Certain of the Principles call for enhanced “alignment of interests” between general partners and limited partners through modifications of some of the terms of fund arrangements, including proposed guidelines for fees and carried interest structures. We provided ILPA our endorsement of the Principles, representing an indication of our general support for the efforts of ILPA. Although we have no obligation to modify any of our fees with respect to our existing funds, we may experience pressure to do so.
In addition, certain institutional investors, including sovereign wealth funds and public pension funds, have demonstrated an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, specialized funds and co-investment vehicles. We also have entered into strategic partnerships with individual investors whereby we manage that investor’s capital across a variety of our products on separately negotiated terms. There can be no assurance that such alternatives will be as profitable to us as traditional investment fund structures, and the impact such a trend could have on our results of operations, if widely implemented, is unclear. Moreover, certain institutional investors are demonstrating a preference to in-source their own investment professionals and to make direct investments in alternative assets without the assistance of investment advisors like us. Such institutional investors may become our competitors and could cease to be our clients.
The failure of our funds to raise capital in sufficient amounts and on satisfactory terms could result in a decrease in AUM, carried interest, management fee, transaction fee and advisory revenue or could result in us being unable to achieve an increase in AUM, carried interest and management fee, transaction fee and advisory fee revenue, and could have a material adverse effect on our financial condition and results of operations. Similarly, any modification of our existing fee arrangements or the fee structures for new funds could adversely affect our results of operations.
Third-party investors in our funds with commitment-based structures may not satisfy their contractual obligation to fund capital calls when requested by us, which could adversely affect a fund’s operations and performance.
Investors in all of our private equity and certain of our credit and real estate funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations when due. Any investor that does not fund a capital call would be subject to several possible penalties, including having a significant amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund and if an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.
We may not have sufficient cash to satisfy general partner obligations to return carried interest income if and when they are triggered under the governing agreements with our fund investors.
Carried interest income from our private equity funds and certain of our credit and real estate funds is subject to contingent repayment by the general partner if, upon the final distribution, the relevant fund’s general partner has received cumulative carried interest on individual portfolio investments in excess of the amount of carried interest it would be entitled to from the profits calculated for all portfolio investments in the aggregate. The Managing Partners, Contributing Partners and certain other investment professionals have personally guaranteed, subject to certain limitations, our obligations in respect of these general partner obligations. We have agreed to indemnify the Managing Partners and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of certain funds that we manage (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that the Managing Partners and Contributing Partners have contributed or sold to the Apollo Operating Group. To the extent one or more such general partner obligations were to occur, we might not have available cash at the time such obligation is triggered to repay the carried interest and satisfy such obligation, or if applicable, to reimburse the Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay in connection with such general partner obligation. If we were unable to repay such carried interest, we would be in breach of the governing agreements with our investors and could be subject to liability.

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

•
our funds’ returns have benefited from investment opportunities and general market conditions that may not repeat themselves, including the availability of debt capital on attractive terms and the availability of distressed debt opportunities, and we may not be able to achieve the same returns or secure the same profitable investment opportunities or deploy capital as quickly;

•
the historical returns that we present in this report derive largely from the performance of our current private equity funds, whereas future fund returns will depend increasingly on the performance of our newer funds or funds not yet formed, which may have little or no realized investment track record;

•	Fund VII and Fund VIII are larger private equity funds, and this capital may not be deployed as profitably as other funds;

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
Finally, our private equity IRRs have historically varied greatly from fund to fund. Accordingly, you should realize that the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the risks described elsewhere in this report and risks of the industries and businesses in which a particular fund invests. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-The Historical Investment Performance of Our Funds.”
Our funds’ reported net asset values, rates of return and the incentive income we receive from affiliates are subject to a number of factors beyond our control and are based in large part upon estimates of the fair value of our funds’ investments, which are based on subjective standards that may prove to be incorrect.
A large number of investments held by our funds are illiquid and thus have no readily ascertainable market prices. We value these investments based on our estimate of their fair value as of the date of determination. We estimate the fair value of our funds’ investments based on third-party models, or models developed by us, which include discounted cash flow analyses and other techniques and may be based, at least in part, on independently sourced market parameters. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, the timing of and the estimated proceeds from expected financings. The actual results related to any particular investment often vary materially as a result of the inaccuracy of these estimates and assumptions. In addition, because many of the illiquid investments held by our funds are in industries or sectors that are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments.

We include the fair value of illiquid assets in the calculations of net asset values, returns of our funds and our AUM. Furthermore, we recognize incentive income from affiliates based in part on these estimated fair values. Because these valuations are inherently uncertain, they may fluctuate greatly from period to period. Also, they may vary greatly from the prices that would be obtained if the assets were to be liquidated on the date of the valuation and often do vary greatly from the prices we eventually realize. See Note 2 to our consolidated financial statements for more detail.
In addition, the values of our funds’ investments in publicly traded assets are subject to significant volatility, including due to a number of factors beyond our control. These include actual or anticipated fluctuations in the quarterly and annual results of these companies or other companies in their industries, market perceptions concerning the availability of additional securities for sale, general economic, social or political developments, changes in industry conditions or government regulations, changes in management or capital structure and significant acquisitions and dispositions. Because the market prices of these securities can be volatile, the valuation of these assets will change from period to period, and the valuation for any particular period may not be realized at the time of disposition. In addition, because our private equity funds often hold very large amounts of the securities of their portfolio companies, the disposition of these securities often takes place over a long period of time, which can further expose us to volatility risk. Even if our funds hold a quantity of public securities that may be difficult to sell in a single transaction, we do not discount the market price of the security for purposes of our valuations.
If a fund realizes value on an investment that is significantly lower than the value at which it was reflected in a fund’s net asset values, the fund would suffer losses. This could in turn lead to a decline in our asset management fees and a loss equal to the portion of the incentive income from affiliates reported in prior periods that was not realized upon disposition. These effects could become applicable to a large number of our investments if our funds’ estimates and assumptions used in estimating their fair values differ from future valuations due to market developments or other factors that are beyond our control. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Segment Analysis” for information related to fund activity that is no longer consolidated. If asset values turn out to be materially different than values reflected in fund net asset values, fund investors could lose confidence which could, in turn, result in redemptions from our funds that permit redemptions or difficulties in raising additional capital.
We have experienced rapid growth, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources.
Our AUM has grown significantly in the past and we are pursuing further growth in the near future. Our rapid growth has caused, and planned growth, if successful, will continue to cause, significant demands on our legal, regulatory, accounting and operational infrastructure, and increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of the amount by which our AUM has grown, but also of the growth in the variety, including the differences in strategy among, and complexity of, our different funds. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing complexity of the investment management market and legal, accounting, regulatory and tax developments.
Our future growth will depend in part on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges:

•	in maintaining adequate financial, regulatory and business controls;

•	in implementing new or updated information and financial systems and procedures; and

•	in training, managing and appropriately sizing our work force and other components of our businesses on a timely and cost-effective basis.
We may not be able to manage our expanding operations effectively or be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.
Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus could result in additional burdens on our businesses. Changes in taxation or law and other legislative or regulatory changes could adversely affect us.
Overview of Our Regulatory Environment. We are subject to extensive regulation, including periodic examinations, by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of an investment advisor from registration or memberships. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or fail to gain new investors. The requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our funds and may not necessarily be designed to protect our shareholders. Consequently, these regulations often serve to limit our activities. For example, in 2014 federal bank regulatory agencies issued leveraged lending guidance covering transactions characterized by a degree of financial leverage. Such guidance has limited the amount and may increase the cost of financing our funds are able to obtain for transactions, which may lead to a negative impact on the returns on our funds’ investments.
Our business may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. For example, senior officials at the SEC have recently emphasized their intention to implement a “broken windows” policy, meaning that the SEC will pursue even the most minor violations on the theory that publicly pursuing smaller matters will reduce the prevalence of larger matters. The Director of the SEC’s Division of Enforcement has described “broken windows” as a zero tolerance policy.
Regulatory changes could adversely affect our business. As a result of highly publicized financial scandals, investors have exhibited concerns over the integrity of the financial markets and the regulatory environment in which we operate both in the United States and outside the United States is likely to be subject to further regulation. There have been active debates both nationally and internationally over the appropriate extent of regulation and oversight in a number of areas which are or may be relevant to us, including private investment funds and their managers and the so-called “shadow banking” sector.

The regulatory and legal requirements that apply to our activities are subject to change from time to time and may become more restrictive, which may impose additional expenses on us, make compliance with applicable requirements more difficult, require attention of senior management, or otherwise restrict our ability to conduct our business activities in the manner in which they are now conducted. They also may result in fines or other sanctions if we or any of our funds are deemed to have violated any law or regulations. Changes in applicable regulatory and legal requirements, including changes in their enforcement, could materially and adversely affect our business and our financial condition and results of operations.
Investment advisors have come under increased scrutiny from regulators, including the SEC and other government and self-regulatory organizations, with a particular focus on fees, allocation of expenses to funds, valuation practices, and related disclosures to fund investors. Public statements by regulators, in particular the SEC, indicate increased enforcement attention will continue to be focused on investment advisors, which has the potential to affect us. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.
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

•
The Dodd-Frank Act established the Financial Stability Oversight Council (the “FSOC”), which is comprised of representatives of all the major U.S. financial regulators, to act as the financial system’s systemic risk regulator with the authority to review the activities of non-bank financial companies predominantly engaged in financial activities that are designated as “systemically important.” Such designation is applicable to companies where material financial distress could pose risk to the financial stability of the United States. On April 3, 2012, the FSOC issued a final rule and interpretive guidance regarding the process by which it will designate nonbank financial companies as systemically important. The final rule and interpretive guidance detail a three-stage process, with the level of scrutiny increasing at each stage. Initially, the FSOC will apply a broad set of uniform quantitative metrics to screen out financial companies that do not warrant additional review. The FSOC will consider whether a company has at least $50 billion in total consolidated assets and whether it meets other thresholds relating to credit default swaps outstanding, derivative liabilities, total debt outstanding, a minimum leverage ratio of total consolidated assets (excluding separate accounts) to total equity of 15 to 1, and a short-term debt ratio of debt (with maturities of less than 12 months) to total consolidated assets (excluding separate accounts) of 10%. A company that meets or exceeds both the asset threshold and one of the other thresholds will be subject to additional review. The review criteria could, and are expected to, evolve over time. While we believe it to be unlikely that we would be designated as systemically important, if such designation were to occur, we would be subject to significantly increased levels of regulation, which includes, without limitation, a requirement to adopt heightened standards relating to capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and being subject to annual stress tests by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). To date, the FSOC has designated a few non-bank financial institutions for Federal Reserve supervision.

•
In connection with the work of the FSOC, on October 31, 2011, the SEC and the Commodity Futures Trading Commission issued a joint final rule on systemic risk reporting designed to assist the FSOC in gathering information from many sectors of the financial system for monitoring risks. The final rule requires large private equity fund advisors, such as Apollo, to submit reports on Form PF focusing primarily on the extent of leverage incurred by their funds’ portfolio companies, the use of bridge financing in their funds’ investments in financial institutions.

•
On December 18, 2014, the FSOC released a notice seeking public comment on the potential risks posed by aspects of the asset management industry, including whether asset management products and activities pose potential risks to the U.S. financial system in the areas of liquidity and redemptions, leverage, operational functions, and resolution, or in other areas.

•
The Dodd-Frank Act, under what has become known as the “Volcker Rule,” generally prohibits depository institution holding companies (including certain foreign banks with U.S. branches and insurance companies with U.S. depository institution subsidiaries), insured depository institutions and subsidiaries and affiliates of such entities (collectively, “banking entities”) from investing in, sponsoring or having certain other relationships with “covered funds,” which include private equity funds or hedge funds. The final Volcker Rule became effective on April 1, 2014 and is subject to a conformance period (ending July 21, 2016). The Volcker Rule adversely affects our ability to raise funds from banking entities. Furthermore, divestitures by banking entities of interests in covered funds to comply with the Volcker Rule may lead to lower prices in the secondary market for our fund interests, which could have adverse implications for our ability to raise funds from investors who may have considered the availability of secondary market liquidity as a factor in determining whether to invest.

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

•
The Dodd-Frank Act authorizes U.S. federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk taking by covered financial institutions. Such restrictions could limit our ability to recruit and retain investment professionals and senior management executives.

•
Rules and regulations required under the Dodd-Frank Act have become effective and comprehensively regulate the “over the counter” (“OTC”) derivatives markets for the first time. The Dodd-Frank Act and the regulations promulgated thereunder require mandatory clearing and exchange or swap execution facility trading of certain swaps and derivative transactions (including formerly unregulated over-the-counter derivatives). The Commodity Futures Trading Commission (the “CFTC”) currently requires that certain interest rate and credit default index swaps be centrally cleared and the requirement to execute those contracts through a swap execution facility is now effective.  Additional standardized swap contracts are expected to be subject to new clearing and execution requirements in the future.  OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible margin requirements imposed by the clearing brokers.  For swaps that are cleared through a clearinghouse, the funds will face the clearinghouse as legal counterparty and will be subject to clearinghouse performance and credit risk.  Clearinghouse collateral requirements may differ from and be greater than the collateral terms negotiated with derivatives counterparties in the OTC market.  This may increase a fund’s cost in entering into these products and impact a fund’s ability to pursue certain investment strategies.  OTC derivative dealers are also required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations for cleared derivatives, as is currently permitted for uncleared trades.  This will increase the OTC derivative dealers’ costs and these increased costs are expected to be passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and possible new or increased fees.

OTC trades not cleared through a registered clearinghouse may not be subject to the protections afforded to participants in cleared swaps (for example, centralized counterparty, customer asset segregation and mandatory margin requirements). As of December 16, 2015 the regulators have finalized margin requirements for non-cleared OTC derivatives, but these regulations are not yet in effect. Although the Dodd-Frank Act includes limited exemptions from the clearing and margin requirements for so-called “end-users,” our funds and portfolio companies may not be able to rely on such exemptions.

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

Position limits imposed by various regulators, self-regulatory organizations or trading facilities on derivatives may also limit our ability to effect desired trades. Position limits are the maximum amounts of net long or net short positions that any one person or entity may own or control in a particular financial instrument. For example, the CFTC, on December 12, 2013, re-proposed rules that would establish specific limits on positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts. In addition, the Dodd-Frank Act requires the SEC to set position limits on security-based swaps. If such proposed rules are adopted, we may be required to aggregate the positions of our various investment funds and the positions of our funds’ portfolio companies. It is possible that trading decisions may have to be modified and that positions held may have to be liquidated in order to avoid exceeding such limits. Such modification or liquidation, if required, could adversely affect our operations and profitability.

•
Effective for CLOs on December 24, 2016, “risk retention” rules promulgated by U.S. federal regulators under the Dodd-Frank Act will require a “securitizer” or “sponsor” (which in the case of a CLO is considered the collateral manager) to retain directly or through a majority-owned affiliate (including an entity that is considered a majority-owned affiliate based on the holding of a controlling financial interest in such entity as determined under U.S. generally accepted accounting practices), at least 5% of the credit risk of the securitized assets (the “U.S. Risk Retention Rules”). The European Union already has similar 5% risk retention rules (the “EU Risk Retention Rules” and together with the U.S. Risk Retention Rules, the “Risk Retention Rules”) in place that apply to certain EU investors such as credit institutions (including banks), investment firms, authorized investment fund managers and insurance and reorganization undertakings. In instances in which any such entities subject to the EU Risk Retention Rules invest in a CLO (as a noteholder or otherwise), such investors must ensure that the CLO is required to satisfy the EU Risk Retention Rules.

To the extent the EU Risk Retention Rules are to be satisfied through the EU “sponsor” option, it is expected that the holder of the EU retention interest will be authorized by the UK Financial Conduct Authority under the Financial Services and Markets Act 2000 (“FSMA”) and capitalized (with regulatory capital and other required resources) in a manner necessary or advisable to enable it to satisfy the requirements of FSMA and the EU Markets in Financial Instruments Directive (Directive 2004/39/EC) (“MiFID”). In addition, such “sponsor” holding the EU retention interest would be required to demonstrate that: (a) it is a CRR investment firm, (b) it is authorized to, and does, carry on a business of providing investment management services and activities listed in paragraph (7) of Section A of Annex 1 of Directive 2004/39/EC (placing of financial instruments without a firm commitment basis), and (c) it is a “sponsor” for the purposes of Article 405 of the CRR. For purposes of these requirements, “CRR” means Regulation No 575/2013 of the European Parliament and of the Council (as amended from time to time and as implemented by Member States of the European Union) together with any implemented or delegated regulations, technical standards and guidance related thereto. Whether a collateral manager of a CLO qualifies as an EU “sponsor” under the CRR will depend upon the MiFID authorizations (or permissions) the collateral manager holds from its EU home country supervisor.

Certain of the CLOs currently being managed by one of our affiliates have been designed to comply with the EU Risk Retention Rules via the “sponsor” approach. For these CLOs, Apollo Management International LLP (“AMI”), one of our asset-management affiliates with the required MiFID permissions to act as the “sponsor”

of CLOs, has undertaken to hold the EU retention interest for four CLOs to date. In the future, certain other newly-formed affiliates may serve as “sponsor” and holder of the EU retention interest on CLO investments.

The EU Retention Rules may also be satisfied if the “originator” holds the EU retention interest. Article 4(1)(13) of the CRR defines “Originator” as either (1) an entity that itself or through related entities, directly or indirectly, was involved in the original agreement which created the obligations or potential obligations of the debtor or potential debtor giving rise to the exposure being securitised or (2) an entity that purchases a third party’s exposures for its own account and then securitises them. In the future, certain newly-formed affiliates may serve as “originator” and holder of the EU retention interest on CLO investments.

Certain of our affiliates will be required from time to time in connection with the CLOs to execute one or more letter or other agreements, the exact form and nature of which will vary and in the case of the U.S. Risk Retention Rules is not known at this time (the “Risk Retention Undertakings”), under which such affiliate will agree to certain undertakings designed to ensure that the CLOs comply with the Risk Retention Rules. Such Risk Retention Undertakings are expected to include a variety of representations, warranties, covenants and other indemnities, each of which may run to various transaction parties. At present, such Risk Retention Undertakings typically include requirements to, among other things, make certain representations, warranties and undertakings (i) in relation to its acquisition and retention (or any of our affiliate’s acquisition and retention) of the Retention Interest for the life of the CLO, and (ii) in the case of the “originator” approach under EU Risk Retention Rules, regarding its agreement (or an agreement of one of our affiliates) to acquire, hold for the required retention period (which period will vary and during which it will be exposed to the credit risk on such loans) and sell a certain percentage of loans to the relevant CLO. AMI has already undertaken various Risk Retention Undertakings in connection with CLOs for which it acts as “sponsor” under the EU Risk Retention Rules. If AMI or any affiliate breaches any such Risk Retention Undertakings, we or such affiliate will be exposed to claims by the other parties thereto, including for any losses incurred as a result of such breach. Such claims may reduce, or entirely diminish any cash or assets that would otherwise be used to make distributions to you.

The EU Risk Retention Rules are in the process of being modified, and any such EU Risk Retention Rules and/or U.S. Risk Retention Rules may be amended, supplemented or revoked at any time or from time to time. Moreover, while the U.S. Risk Retention Rules are not currently effective as to the CLOs, no assurance can be given that the CLOs outstanding prior to the effective date of such U.S. Risk Retention Rules will be, or will continue to be, grandfathered. Such Risk Retention Rules are also subject to varying interpretations, and one or more agencies or governmental officials could take positions regarding such matters that differ from the approach taken or embodied in the Risk Retention Undertakings, which position could be informed by varying regulatory considerations as well as differing legal analyses. Available interpretive authority to date addressing the Risk Retention Rules applicable to CLOs is limited, and there is no judicial decisional authority or applicable agency interpretation that has directly addressed any of the risk retention approaches taken in the CLOs. Accordingly, no assurance can be made that the currently applicable rules and regulations will not be interpreted differently in the future by any applicable authority, or that there will not be a change in applicable law or rules and regulations in the future that could adversely affect us or the CLOs we manage.

The U.S. Risk Retention Rules are not yet in effect, but when such U.S. Risk Retention Rules become effective, any CLO we manage issued after such date will be expected to satisfy the U.S. Risk Retention Rules and any existing CLO which we manage may be expected to satisfy the U.S. Risk Retention Rules in connection with any refinancing, re-pricing or material amendment of such existing CLO.

No assurance can be given as to whether the Risk Retention Rules will have a future material adverse effect on our CLO management business. Although the impact of the rule on CLO managers is generally uncertain, it is possible that the necessity of any of our affiliated entities to raise capital to retain risk (or to utilize capital provided by its majority-owned affiliates) may reduce the number of CLOs that we are able to manage in the future. Currently, although various options are under consideration, we have not formulated a definitive plan for satisfying the requirements of U.S. Risk Retention Rules once they become effective. To the extent a plan for satisfying U.S. Risk Retention is implemented, such a plan may create various conflicts of interest among us and certain of our affiliates or the CLOs we manage and may entail a deployment of capital that is less efficient than the current use of such capital.

While the impact of the Risk Retention Rules on the loan securitization market and the leveraged loan market generally is uncertain, the Risk Retention Rules may impact our ability or desire to manage CLOs in the future.

The Risk Retention Rules also may have an adverse affect on the leveraged loan market generally, which may adversely affect our CLO management business.

•
The Dodd-Frank Act requires public companies to adopt and disclose policies requiring, in the event the company is required to issue an accounting restatement, the recoupment of related incentive compensation from current and former executive officers.

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
The Financial Industry Regulatory Authority (“FINRA” recently proposed its own set of “pay to play” regulations that are similar to the SEC’s regulations. If enacted, the FINRA rule effectively prohibits the receipt of compensation from state or local government agencies for solicitation and distribution activities within two years of a prohibited contribution by a broker-dealer or one of its covered associates. In December 2015, FINRA submitted revised proposals to the SEC for adoption and we are awaiting the release of the final regulations. There have also been similar laws, rules and regulations and/or policies adopted by a number of states and municipal pension plans, which prohibit, restrict or require disclosure of payments to (and/or certain contracts with) state officials by individuals and entities seeking to do business with state entities, including investment by public retirement funds.
It is impossible to determine the full extent of the impact on us of the Dodd-Frank Act or any other new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our business. Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds. Complying with any new laws or regulations could be more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.
Exemptions from Certain Laws. We regularly rely on exemptions from various requirements of law or regulation, including the Securities Act, the Exchange Act, the Investment Company Act, CFTC regulations, the Commodity Exchange Act of 1936, as amended, and the Employment Retirement Income Security Act of 1974, as amended and the laws and regulations of other jurisdictions in conducting our activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. For example, in raising new funds, we typically rely on private placement exemptions from registration under the Securities Act and similar exemptions under the securities laws of other countries.
These exemptions include Regulation D, which was amended in 2013 to prohibit issuers (including our funds) from relying on certain of the exemptions from registration if the fund or any of its “covered persons” (including certain officers and directors, but also including certain third parties including, among others, promoters, placement agents and beneficial owners of 20% of outstanding voting securities of the fund) has been the subject of a “disqualifying event,” or constitutes a “bad actor,” which can result from a variety of criminal, regulatory and civil matters. If any of the covered persons associated with our funds is subject to a disqualifying event, one or more of our funds could lose the ability to raise capital in a Rule 506 private offering for a significant period of time, which could significantly impair our ability to raise new funds, and, therefore, could materially adversely affect our business, financial condition and results of operations. In addition, if certain of our employees or any potential significant fund investor has been the subject of a disqualifying event, we could be required to reassign or terminate such an employee or we could be required to refuse the investment of such an investor, which could impair our relationships with investors, harm our reputation, or make it more difficult to raise new funds. If for any reason any of these exemptions were to become unavailable to us, we could become subject to regulatory action, third-party claims or be required to register under certain regulatory regimes, and our businesses could be materially and adversely affected. See, for example, “-Risks Related to Our Organization and Structure-If we were deemed an investment company under the Investment Company Act, applicable restrictions could make it impractical for us to continue our businesses as contemplated and could have a material adverse effect on our businesses and the price of our Class A shares.”
These exemptions also include the so-called “de minimis” exemption from commodity pool operator registration, codified in CFTC Rule 4.13(a)(3). If any of our funds cease to qualify for this (or another applicable) exemption, certain Apollo entities associated with and/or affiliated with those funds will be required to register with the CFTC as commodity pool operators. Registration as a commodity pool operator entails several potentially costly and time-consuming requirements, including, without limitation, membership with the National Futures Association, a self-regulatory organization for the U.S. derivatives industry, and compliance with the regulatory framework applicable to registered commodity pool operators. In 2015, one of our investment management entities was required to register as a commodity pool operator. The increased costs associated with such registration may affect the manner in which the funds managed by such investment management entity conducts its business and may adversely affect such fund’s profitability.
Fund Regulatory Environment. The regulatory environment in which our funds operate may affect our businesses. For example, changes in antitrust laws or the enforcement of antitrust laws could affect the level of mergers and acquisitions activity, and changes in state laws may limit investment activities of state pension plans. See “Item 1. Business-Regulatory and Compliance Matters” for a further discussion of the regulatory environment in which we conduct our businesses.
Certain of the funds and accounts we manage that engage in originating, lending and/or servicing loans may be subject to state and federal regulation, borrower disclosure requirements, limits on fees and interest rates on some loans, state lender licensing requirements and other regulatory requirements in the conduct of their business. These funds and accounts may also be subject to consumer disclosures and substantive requirements on consumer loan terms and other federal regulatory requirements applicable to consumer lending that are administered by the Consumer Financial Protection Bureau. These state and federal regulatory programs are designed to protect borrowers.
State and federal regulators and other governmental entities have authority to bring administrative enforcement actions or litigation to enforce compliance with applicable lending or consumer protection laws, with remedies that can include fines and monetary penalties, restitution of borrowers, injunctions to conform to law, or limitation or revocation of licenses and other remedies and penalties. In addition, lenders and servicers may be subject to litigation brought by or on behalf of borrowers for violations of laws or unfair or deceptive practices. Failure to conform to applicable regulatory and legal requirements could be costly and have a detrimental impact on certain of our funds and ultimately on Apollo.
Portfolio Company Regulatory Environment. The regulatory environment in which our funds’ portfolio companies operate may affect our business. For example, certain of our funds may invest in the natural resources industry where environmental laws, regulations and regulatory initiatives play a significant role and can have a substantial effect on investments in the industry. See for additional examples “-Insurance Regulation” and “-We are a holding company subject to the jurisdiction of the Federal Energy Regulatory Commission (the “FERC”). An acquirer of our Class A shares may be required to obtain prior approval from the FERC and make other filings with FERC.” Additionally, we or certain of our investment funds potentially could be held liable under ERISA for the pension obligations of one or more of our funds' portfolio companies if we or the investment fund were determined to be engaged in a “trade or business” and deemed part of the same “controlled group” as the portfolio company, and the pension obligations of any particular portfolio company could be material. In a 2013 decision of a federal appellate court (Sun Capital Partners III LP v. New England Teamsters & Trucking Indus. Pension Fund), a private equity fund was held to be engaged in a “trade or business” under ERISA. In addition, regulators may scrutinize, investigate or take action against us as a result of actions or inactions by portfolio companies operating in a regulated industry if such a regulator were to deem, or potentially deem, such portfolio company to be under our control.  For example, based on positions taken by European governmental authorities, we or certain of our investment funds potentially could be liable for fines if portfolio companies deemed to be under our control are found to have violated European antitrust laws. Such potential, or future, liability may materially affect our business.
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
Apollo provides investment management services through registered investment advisors. Investment advisors are subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The SEC oversees the activities of our registered investment advisors under the Investment Advisers Act. In the United Kingdom, we are subject to regulation by the U.K. Financial Conduct Authority. Our other European operations, and our investment activities around the globe, are subject to a variety of regulatory regimes that vary country by country. A failure to comply with the obligations imposed by the regulatory regimes to which we are subject, including the Investment Advisers Act, could result in investigations, sanctions and reputational damage.
The European Union Alternative Investment Fund Managers Directive (“AIFMD”) came into force on July 22, 2013 and was required to be transposed into the laws of the member states (“EEA Member States”) of the European Economic Area (the “EEA”) (in the case of EEA Member States that are not member states of the European Union (“EU”), subject to AIFMD being incorporated into the EEA Agreement) by no later than July 22, 2013 (although some EEA Member States still have not met this deadline). The AIFMD imposes significant regulatory requirements on investment managers operating within the EEA, including with respect to conduct of business, regulatory capital, valuations, disclosures and marketing, and rules on the structure of remuneration for certain personnel. Alternative investment funds (i) organized outside of the EU and those of the additional EEA member states that have implemented AIFMD and (ii) in which interests are marketed under AIFMD within the EEA, are subject to significant conditions on their operations. In the immediate future, such funds may be marketed only in certain EEA jurisdictions and in compliance with requirements to register the fund for marketing in each relevant jurisdiction and to undertake periodic investor and regulatory reporting. In some countries, additional obligations are imposed: for example, in Germany, marketing of a non-EEA fund also requires the appointment of one or more depositaries (with cost implications for the fund). In the longer term (mid 2016 at the earliest) non-EEA managers of non-EEA funds may be able to register under the AIFMD. Where Apollo registers under the AIFMD, Apollo will have more freedom to promote relevant funds in the EEA, although this will be subject to full compliance with all the requirements of the AIFMD, which include (among other things) satisfying the competent authority of the robustness of internal arrangements with respect to risk management, in particular liquidity risks and additional operational and counterparty risks associated with short selling; the management and disclosure of conflicts of interest; the fair valuation of assets; and the security of depository/custodial arrangements. Additional requirements and restrictions apply where funds invest in an EEA portfolio company, including restrictions that may impose limits on certain investment and realization strategies, such as dividend recapitalizations and reorganizations. Such rules could potentially impose significant additional costs on the operation of our business or investments in the EEA and could limit our operating flexibility within the relevant jurisdictions.
The European Parliament has adopted the Regulation on OTC derivatives, central counterparties and trade repositories, known as “EMIR.” EMIR comes into force in stages and implements requirements similar to, but not the same as, those in Title VII of Dodd Frank, in particular requiring reporting of all derivative transactions, risk mitigation (in particular initial and variation margin) for OTC derivative transactions and central clearing of certain OTC derivative contracts. EMIR does not have a material impact on the Apollo funds at present but is likely to apply more fully as additional implementation stages are reached. Compliance with the requirements is likely to increase the burdens and costs of doing business.
Additional laws and regulations will come into force in the EEA in coming years. These are expected to have an impact on Apollo including the costs of, risk to and manner of conducting its business; the markets in which Apollo operates; the assets managed or advised by Apollo; Apollo’s ability to raise capital from investors; and ultimately there may be an impact on the returns which can be achieved. Examples include the revisions to the Markets in Financial Instruments Directive; the new regulation relating to Securities Financing Transactions; further changes to or reviews of the extent and interpretation of pay regulation (which may have an impact on the retention and recruitment of key personnel); a proposed new regulation governing securitization arrangements; tentative proposals for enhanced regulation of loan origination; and significant focus on entities considered to be “shadow banks.” Regulations affecting specific investor types, such as insurance companies, may impact their businesses; their ability to invest and the assets in which they are permitted to invest; and the requirements which their investments place on us, such as extensive disclosure and reporting obligations. The regulation of some institutions has an effect on their ability and willingness to extend credit and the costs of credit. This has, and is likely to continue to have, an impact on the price and availability of credit. Changes to the regulation of benchmarks, such as the London Interbank Offered Rate, may affect the way in which those benchmarks are calculated, with commercial implications, including on the stability of the benchmark and returns.

In Germany, legislative amendments have been adopted which may limit deductibility of interest and other financing expenses in companies in which our funds have invested or may invest in the future. According to the German interest barrier rule, the tax deduction available to a company in respect of a net interest expense (interest expense less interest income) is limited to 30% of its tax earnings before interest, taxes, depreciation and amortization (“EBITDA”). For existing investments, this may reduce overall returns for our funds. Annual net interest expense that does not exceed the threshold of €3 million can be deducted without any limitations for income tax purposes. Interest expense in excess of the interest deduction limitation may be carried forward indefinitely (subject to change in ownership restrictions) and used in future periods against all profits and gains. In respect of a tax group, interest paid by the German tax group entities to non-tax group parties (e.g. interest on bank debt, capex facility and working capital facility debt) will be restricted to 30% of the tax group’s tax EBITDA. However, the interest barrier rule may not apply where German company’s gearing under International Financial Reporting Standards (“IFRS”) accounting principles is at maximum of 2% higher than the overall group’s leverage ratio at the level of the very top level entity which would be subject to IFRS consolidation (the “escape clause test”). This test is failed where any worldwide company of the entire group pays more than 10% of its net interest expense on debt to substantial (i.e. greater than 25%) shareholders, related parties of such shareholders (that are not members of the group) or secured third parties (although security granted by group members should not be harmful). If the group does not apply IFRS accounting principles, EU member countries’ generally accepted accounting principles or U.S. GAAP may also be accepted for the purpose of the escape clause test. It should be noted that for trade tax purposes, there is principally a 25% add back on all deductible interest paid or accrued by any German entity after the consideration of a tax exempt amount €100 which is applied to the sum of all add back amounts. For trade tax purposes interest payments within a German tax group will not be considered. Our businesses are subject to the risk that similar measures might be introduced in other countries in which our funds currently have investments or plan to invest in the future, or that other legislative or regulatory measures might be promulgated in any of the countries in which we operate that adversely affect our businesses.
On October 5, 2015, the Organization for Economic Co-Operation and Development (“OECD”) published 13 final reports and an explanatory statement outlining consensus actions under the base erosion and profit shifting (BEPS) project. This project calls for a coordinated multi-jurisdictional approach to “aggressive tax planning” by multinational companies. The final reports of October 5, 2015 consolidated the first seven reports endorsed by the G20 Leaders at the Brisbane Summit in 2014 and the final package was endorsed by the G20 Leaders during their summit in November, 2015 in Antalya, Turkey. Implementation may not be uniform across the participating states; certain actions give states options for implementation, certain actions are recommendations only and other jurisdictions may elect to only partially implement rules where it is in the state’s interest. Countries including various EU countries have been moving forward on the BEPS agenda independent of agreement and finalization of the BEPS action items and currently are in the process of adapting and introducing the necessary legislation. The EU may implement minimum standards and best practices across 28 member states, which may go further than the OECD plans. As a result, significant uncertainty remains around the impact for the investments of our funds.
Any changes to international tax laws or foreign domestic tax laws, including new definitions of “permanent establishment” and the standardized country by country (“CbC”) reporting requirements for transfer pricing documentation, could impact the tax treatment of our foreign earnings and adversely impact the investment returns of our funds. For example, in line with the recommendations of the BEPS Action Plan 6, Preventing the Granting of Treaty Benefits in Inappropriate Circumstances, the latest Tax Treaties signed by Spain include a limitation on benefits clause. The final draft of the BEPS Action Plan 4. Limiting Base Erosion Involving Interest Deductions and Other Financial Payments introduced the definition of “related parties” which includes collective investment vehicles (“CIV”). The CIVs that are engaged in structured arrangements are specifically recommended for targeted rules to counteract the deductibility of interest. Additional legislative changes to limit the deductibility of certain interest deductions in the OECD countries may impact the investment returns of our funds. In addition, with more information available to tax authorities through CbC and the Common Reporting Standard (“CRS”), which is formally referred to as the Standard for Automatic Exchange of Financial Account Information, there is an increased risk of scrutiny and tax audits from various tax authorities. Many tax authorities are unfamiliar with asset management businesses and dealing with challenges from such tax authorities could reduce returns for our funds due to additional taxes paid and increased compliance costs.
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
Currently, there are proposals to increase the scope of regulation of insurance holding companies in both the United States and internationally. In the United States, the NAIC has promulgated amendments to its insurance holding company system model law and regulations for consideration by the various states that would provide for more extensive informational reporting regarding parents and other affiliates of insurance companies, with the purpose of protecting domestic insurers from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to domestic insurers. Changes to existing NAIC model laws or regulations must be adopted by individual states or foreign jurisdictions before they will become effective. To date, each of Delaware, Iowa and New York has enacted laws to adopt such amendments. Internationally, the International Association of Insurance Supervisors is in the process of adopting a framework for the “group wide” supervision of internationally active insurance groups. The NAIC has also promulgated additional amendments to its insurance holding company system model law that address “group wide” supervision of internationally active insurance groups. To date, Delaware has enacted laws to adopt a form of these amendments, and Iowa has adopted similar provisions under a predecessor statute. We cannot predict with any degree of certainty the additional capital requirements, compliance costs or other burdens these requirements may impose on us and our insurance company affiliates.
The Dodd-Frank Act created the Federal Insurance Office (the “FIO”) within the Department of Treasury headed by a Director appointed by the Treasury Secretary. The FIO is designed principally to exercise a monitoring and information gathering role, rather than a regulatory role. In that capacity, the FIO has been charged with providing reports to the U.S. Congress on (i) modernization of U.S. insurance regulation (provided in December 2013) and (ii) the U.S. and global reinsurance market (provided in November 2013 and January 2015, respectively). Such reports could ultimately lead to changes in the regulation of insurers and reinsurers in the U.S.
There can be no assurance that we or our affiliates will avoid regulatory examination and possibly enforcement actions. Recent SEC enforcement actions and settlements involving U.S.-based private fund advisors have involved a number of issues, including the undisclosed allocation of the fees, costs and expenses related to unconsummated co-investment transactions (i.e., the allocation of broken deal expenses), undisclosed legal fee arrangements affording the applicable advisor with greater discounts than those afforded to funds advised by such advisor and the undisclosed acceleration of certain special fees. With respect to the acceleration of certain special fees, we provided information about this topic to the staff of the SEC in connection with the SEC’s periodic examination of us in 2013. As previously disclosed, we received an informal request for additional information from the staff of the SEC. We continue to fully and voluntarily cooperate with the informal request. Although we believe the foregoing practices to have been common historically amongst private fund advisors within the United States, if the SEC or any other governmental authority, regulatory agency or similar body takes issue with our past practices or any of our affiliates as they pertain to any of the foregoing, we and/or such affiliates will be at risk for regulatory sanction. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us and/or our affiliates was small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm us and/or our respective affiliates’ reputations which may adversely affect our results of operations. There is also a material risk that regulatory agencies in the United States and beyond will continue to adopt burdensome new laws or regulations (including tax laws or regulations), or change existing laws or regulations, or enhance the interpretation or enforcement of existing laws and regulations. If any such events or changes were to occur they may adversely affect us and our ability to operate and/or pursue our management strategies. Such risks are often difficult or impossible to predict, avoid or mitigate in advance.
Federal, state and foreign anti-corruption and sanctions laws applicable to us and our funds and portfolio companies create the potential for significant liabilities and penalties and reputational harm.
We are subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the U.S. Foreign Corrupt Practices Act (“FCPA”), as well as trade sanctions and export control laws administered by the Office of Foreign Assets Control, or OFAC, the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties, and requires public companies in the United States to keep books and records that accurately and fairly reflect their transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various export control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations relate to a number of aspects of our business, including servicing existing fund investors, finding new fund investors, and sourcing new investments, as well as activities by the portfolio companies in our investment portfolio or other controlled investments. In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the United Kingdom has significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure compliance by us and our personnel with the FCPA and other applicable anticorruption and anti-bribery laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anticorruption laws or anti-bribery laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and/or financial position.

The Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRA”) expands the scope of U.S. sanctions against Iran. Notably, ITRA generally prohibits foreign entities that are majority owned or controlled by U.S. persons from engaging in transactions with Iran. In addition, Section 219 of the ITRA amended the Exchange Act to require public reporting companies to disclose in their annual or quarterly reports certain dealings or transactions the company or its affiliates engaged in during the previous reporting period involving Iran or other individuals and entities targeted by certain OFAC sanctions. In some cases, ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law or were conducted outside of the United States by a non-U.S. entity. Companies that may be considered our affiliates have publicly filed and/or provided to us the disclosures reproduced in each of the Company’s Annual Reports on Form 10-K filed on March 3, 2014 and March 1, 2013 and the Company’s Quarterly Report on Form 10-Q filed on November 12, 2013. We have not independently verified or participated in the preparation of these disclosures. We are required to separately file, concurrently with this annual report, a notice that such activities have been disclosed in this annual report. The SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.
Similar laws in non-U.S. jurisdictions, such as EU sanctions or the U.K. Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control laws in the U.S. and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could negatively affect our business, operating results and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions or other export control laws committed by companies in which we or our funds invest or which we or our funds acquire.
We are a holding company subject to the jurisdiction of the Federal Energy Regulatory Commission (the “FERC”). An acquirer of our Class A shares may be required to obtain prior approval from the FERC and make other filings with the FERC.

We are a holding company subject to the jurisdiction of the FERC as a result of certain of the funds we manage directly or indirectly owning, controlling or holding, with power to vote, 10% or more of the voting securities in a “public-utility company” or a “holding company” of a public-utility company (as those terms are defined in the U.S. Public Utility Holding Company Act of 2005, or “PUHCA”). Absent an exemption to or waiver from the FERC’s regulations implementing PUHCA, we and any affiliate, associate company and subsidiary company (as those terms are defined in PUHCA), would be required to maintain and make available to FERC, such books, accounts, memoranda and other records of transactions as the FERC may deem relevant to electric or natural gas rates subject to the FERC’s jurisdiction.  We have submitted a notification of holding company status and a notification of waiver of the accounting, record retention and reporting requirements to the FERC.  The notification of waiver became effective when FERC took no action within 60 days of filing, as provided in FERC’s regulations. An acquirer of securities representing 10% or more of the total voting power of Apollo Global Management, LLC likewise would be required to submit similar filings to the FERC under PUHCA.

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

Our revenue, net income and cash flow are all highly variable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis, and we do not intend to provide earnings guidance, each of which may cause the price of our Class A shares to be volatile.

Our revenue, net income and cash flow are all highly variable, primarily due to the fact that carried interest from our private equity funds and certain of our credit and real estate funds, which constitutes the largest portion of income from our combined businesses, and the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. In addition, the investment returns of most of our funds are volatile. We may also experience fluctuations in our results from quarter to quarter and year to year due to a number of other factors, including changes in the values of our funds’ investments, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Our future results will also be significantly dependent on the success of our larger funds (e.g., Fund VIII), changes in the value of which may result in fluctuations in our results. In addition, carried interest income from our private equity funds and certain of our credit and real estate funds is subject to contingent repayment by the general partner if, upon the final distribution, the relevant fund’s general partner has received cumulative carried interest on individual portfolio investments in excess of the amount of carried interest it would be entitled to from the profits calculated for all portfolio investments in the aggregate. See “-Poor performance of our funds would cause a decline in our revenue and results of operations, may obligate us to repay incentive income previously paid to us and would adversely affect our ability to raise capital for future funds.” Such variability may lead to volatility in the trading price of our Class A shares and cause our results for a particular period not to be indicative of our performance in a future period. It may be difficult for us to achieve steady growth in net income and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the price of our Class A shares or increased volatility in our Class A share price generally.
The timing of carried interest generated by our funds is uncertain and will contribute to the volatility of our results. Carried interest depends on our funds’ performance. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value or other proceeds of an investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before any profits can be realized in cash or other proceeds. We cannot predict when, or if, any realization of investments will occur. Generally, with respect to our private equity funds, although we recognize carried interest income on an accrual basis, we receive private equity carried interest payments only upon disposition of an investment by the relevant fund, which contributes to the volatility of our cash flow. If we were to have a realization event in a particular quarter or year, it may have a significant impact on our results for that particular quarter or year that may not be replicated in subsequent periods. We recognize revenue on investments in our funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds, and a decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our revenue, which could further increase the volatility of our results. With respect to a number of our credit funds, our incentive income is generally paid annually, semi-annually or quarterly, and the varying frequency of these payments will contribute to the volatility of our revenues and cash flow. Furthermore, we earn this incentive income only if the net asset value of a fund has increased or, in the case of certain funds, increased beyond a particular threshold. The general partners of certain of our credit funds accrue carried interest when the fair value of investments exceeds the cost basis of the individual investor’s investments in the fund, including any allocable share of expenses incurred in connection with such investment, which is referred to as a “high water mark.” These high water marks are applied on an individual investor basis. If the high water mark for a particular investor is not surpassed, we would not earn incentive income with respect to such investor during a particular period even though such investor had positive returns in such period as a result of losses in prior periods. If such an investor experiences losses, we will not be able to earn incentive income from such investor until it surpasses the previous high water mark. The incentive income we earn is therefore dependent on the net asset value of investors’ investments in the fund, which could lead to significant volatility in our results.
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
The investment management business is intensely competitive. We face competition both in the pursuit of outside investors for our funds and in acquiring investments in attractive portfolio companies and making other investments. It is possible that it will become increasingly difficult for our funds to raise capital as funds compete for investments from a limited number of qualified investors. As a result of the global economic downturn during 2008 and 2009 and generally poor returns in alternative asset investment businesses during the crisis, institutional investors suffered from decreasing returns, liquidity pressure, increased volatility and difficulty maintaining targeted asset allocations, and a significant number of investors materially decreased or temporarily stopped making new fund investments during this period. In an improved economy, such investors may elect to reduce their overall portfolio allocations to alternative investments such as private equity and hedge funds, resulting in a smaller overall pool of available capital in our industry. Even if such investors continue to invest at historic levels, they may seek to negotiate reduced fee structures or other modifications to fund structures as a condition to investing.
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

•
the successful efforts of new entrants into our various businesses, including former “star” portfolio managers at large diversified financial institutions as well as such institutions themselves, may result in increased competition;

•
there are relatively few barriers to entry impeding other alternative investment management firms from implementing an integrated platform similar to ours or the strategies that we deploy at our funds, such as distressed investing, which we believe are our competitive strengths, except that our competitors would need to hire professionals with the investment expertise or grow it internally; and

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
Our success depends on our ability to retain our investment professionals and recruit additional qualified personnel. We anticipate that it will be necessary for us to add investment professionals as we pursue our growth strategy. However, we may not succeed in recruiting additional personnel or retaining current personnel, as the market for qualified investment professionals is extremely competitive. Our investment professionals possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities, and in certain cases have key relationships with our fund investors. Therefore, if our investment professionals join competitors or form competing companies it could result in the loss of significant investment opportunities and certain existing fund investors. Legislation has been proposed in the U.S. Congress to treat portions of carried interest as ordinary income rather than as capital gain for U.S. Federal income tax purposes. In addition, the United Kingdom proposed legislation in

April 2015 that could change the scope and tax rate for carried interest. Because we compensate our investment professionals in large part by giving them an equity interest in our business or a right to receive carried interest, if such legislation were passed in the U.S. or the United Kingdom, it could adversely affect our ability to recruit, retain and motivate our current and future investment professionals. See “—Risks Related to Taxation—Our structure involves complex provisions of U.S. Federal income tax law for which no clear precedent or authority may be available. Our structure is also subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.” Many of our investment professionals are also entitled to receive carried interest or incentive income, and fluctuations in the distributions generated from such sources could also impair our ability to attract and retain qualified personnel. The loss of even a small number of our investment professionals could jeopardize the performance of our funds, which would have a material adverse effect on our results of operations. Efforts to retain or attract investment professionals may result in significant additional expenses, which could adversely affect our profitability.
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
Because certain of our funds’ investments rely heavily on the use of leverage, our ability to achieve attractive rates of return on investments will depend on our continued ability to access sufficient sources of indebtedness at attractive rates. For example, in many of our private equity fund investments, indebtedness may constitute 70% or more of a portfolio company’s total debt and equity capitalization, including debt that may be incurred in connection with the investment, and a portfolio company’s leverage may increase as a result of recapitalization transactions subsequent to the company’s acquisition by a private equity fund. The absence of available sources of senior debt financing for extended periods of time could therefore materially and adversely affect our funds. An increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments. Increases in interest rates could also make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital. In addition, a portion of the indebtedness used to finance certain of our fund investments often includes high-yield debt securities. Availability of capital from the high-yield debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all. For example, the dislocation in the credit markets which we believe began in July 2007 and the record backlog of supply in the debt markets resulting from such dislocation materially affected the ability and willingness of banks to underwrite new high-yield debt securities for an extended period. While the debt markets have recovered in recent years, volatility in these markets has recently increased, and the availability of debt facilities has been limited to some degree as a result of guidance issued to banks in March 2013 by the Federal Reserve, Office of the Comptroller of the Currency and the Federal Deposit Insurance Corp. relating to loans to highly leveraged companies, and reported recent statements by the Federal Reserve and Office of the Comptroller of the Currency reaffirming their position on such loans.
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
When certain of our funds’ existing portfolio investments reach the point when debt incurred to finance those investments matures in significant amounts and must be either repaid or refinanced, those investments may materially suffer if they have generated insufficient cash flow to repay maturing debt and there is insufficient capacity and availability in the financing markets to permit them to refinance maturing debt on satisfactory terms, or at all. If a limited availability of financing for such purposes were to persist for an extended period of time, when significant amounts of the debt incurred to finance these funds’ existing portfolio investments came due, these funds could be materially and adversely affected. Additionally, if such limited availability of financing persists, our funds may also not be able to recoup their investments, as issuers of debt become unable to repay their borrowings.
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
In addition, as a business development company under the Investment Company Act, AINV is permitted to issue senior securities in amounts such that its asset coverage ratio equals at least 200% after each issuance of senior securities. Further, AFT and AIF, as registered investment companies, are permitted to (i) issue preferred shares in amounts such that their respective asset coverage equals at least 200% after issuance and (ii) incur indebtedness, including through the issuance of debt securities, so long as immediately thereafter the fund will have an asset coverage of at least 300% after issuance. The ability of each of AFT, AIF and AINV to pay dividends will be restricted if its asset coverage ratio falls below 200% and any amounts that it uses to service its indebtedness are not available for dividends to its common shareholders. An increase in interest rates could also decrease the value of fixed-rate debt investments that our funds make. Any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flow.
Certain of our investment funds may invest in high-yield, below investment grade or unrated debt, or securities of companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Such investments are subject to a greater risk of poor performance or loss.
Certain of our investment funds, especially our credit funds, may invest in below investment grade or unrated debt, including corporate loans and bonds, each of which generally involves a higher degree of risk than investment grade rated debt, and may be less liquid. Issuers of high yield or unrated debt may be highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. As a result, high yield or unrated debt is often less liquid than investment grade rated debt. Also, investments may be made in loans and other forms of debt that are not marketable securities and therefore are not liquid. In the absence of hedging measures, changes in interest rates generally will also cause the value of debt investments to vary inversely to such changes. The obligor of a debt security or instrument may not be able or willing to pay interest or to repay principal when due in accordance with the terms of the associated agreement and collateral may not be available or sufficient to cover such liabilities. Commercial bank lenders and other creditors may be able to contest payments to the holders of other debt obligations of the same obligor in the event of default under their commercial bank loan agreements. Sub-participation interests in syndicated debt may be subject to certain risks as a result of having no direct contractual relationship with underlying borrowers. Debt securities and instruments may be rated below investment grade by recognized rating agencies or unrated and face ongoing uncertainties and exposure to adverse business, financial or economic conditions and the issuer’s failure to make timely interest and principal payments.
Certain of our investment funds, especially our credit funds, may invest in business enterprises that are or may become involved in work-outs, liquidations, spin-offs, reorganizations, bankruptcies and similar transactions, and may purchase non-performing loans or other high-risk receivables. An investment in such a business enterprise entails the risk that the transaction in which such business enterprise is involved either will be unsuccessful, will take considerable time or will result in a distribution of cash or a new security the value of which will be less than the purchase price to the fund of the security or other financial instrument in respect of which such distribution is received. In addition, if an anticipated transaction does not in fact occur, the fund may be required to sell its investment at a loss. Investments in troubled companies may also be adversely affected by U.S. federal and state laws relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and a bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims. Investments in securities and private claims of troubled companies made in connection with an attempt to influence a restructuring proposal or plan of reorganization in a bankruptcy case may also involve substantial litigation. Because there is substantial uncertainty concerning the outcome of transactions involving financially troubled companies, there is a potential risk of loss by a fund of its entire investment in such company. Moreover, a major economic recession could have a materially adverse impact on the value of such securities.
Adverse publicity and investor perceptions, whether or not based on fundamental analysis, may also decrease the value and liquidity of securities rated below investment grade or otherwise adversely affect our reputation. For example, certain of our investment funds, especially our credit funds, may receive equity in exchange for debt securities of troubled companies in which they have invested, and thus become equity owners of business enterprises that have not been subject to the same level or kind of due diligence investigation that our funds would typically conduct in connection with an equity investment. This could result in adverse publicity, reputational harm, and possibly control person liability in certain circumstances depending on the size of the funds’ equity stake and other factors.

The operational risk we face from errors made in the execution, confirmation or settlement of transactions and our dependence on our headquarters in New York City and third-party providers may have an adverse impact on our ability to continue to operate our businesses without interruption which could result in losses to us or limit our growth.
We face operational risk from errors made in the execution, confirmation or settlement of transactions. We also face operational risk from transactions not being properly recorded, evaluated or accounted for in our funds. In particular, our credit business is highly dependent on our ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Consequently, we rely heavily on our financial, accounting and other data processing systems. New investment products we may introduce could create a significant risk that our existing systems may not be adequate to identify or control the relevant risks in the investment strategies employed by such new investment products. In addition, our information systems and technology might not be able to accommodate our growth, and the cost of maintaining such systems might increase from its current level. These risks could cause us to suffer financial loss, a disruption of our businesses, liability to our funds, regulatory intervention and reputational damage.
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
The terms of our funds generally give either the general partner of the fund, the fund’s board of directors or the third-party advisor the right to terminate our investment management agreement with the fund. However, insofar as we control the general partner of our funds that are limited partnerships, the risk of termination of investment management agreement for such funds is limited, subject to our fiduciary or contractual duties as general partner. This risk is more significant for certain of our funds which have independent boards of directors.
With respect to our funds that are subject to the Investment Company Act, following the initial two years of operation each fund’s investment management agreement must be approved annually by such fund’s board of directors or by the vote of a majority of the shareholders and the majority of the independent members of such fund’s board of directors. Each investment management agreement for such funds can also be terminated by the majority of the shareholders. Currently, AFT and AIF, management investment companies under the Investment Company Act, and AINV, a management investment company that has elected to be treated as a business development company under the Investment Company Act, are subject to these provisions of the Investment Company Act. We have also been engaged as a sub-advisor for funds that are subject to Investment Company Act, and those sub-advisory agreements contain, among other things, renewal and termination provisions that are substantially similar to the investment management agreements for each of AFT, AIF and AINV. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations.
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
We have senior notes outstanding and loans outstanding and an undrawn revolving credit facility under the 2013 AMH Credit Facilities described in note 12 to our consolidated financial statements. We may choose to finance our business operations through further borrowings. Our existing and future indebtedness exposes us to the typical risks associated with the use of leverage, including those discussed above under “-Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.” These risks are exacerbated by certain of our funds’ use of leverage to finance investments and, if they were to occur, could cause us to suffer a decline in the credit ratings assigned to our debt by rating agencies, if any, which might result in an increase in our borrowing costs or result in other material adverse effects on our businesses.
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
We are subject to third-party litigation from time to time that could result in significant liabilities and reputational harm, which could have a material adverse effect on our results of operations, financial condition and liquidity.
In general, we will be exposed to risk of litigation by our investors if our management of any fund is alleged to constitute bad faith, gross negligence, willful misconduct, fraud, willful or reckless disregard for our duties to the fund or other forms of misconduct. Investors could sue us to recover amounts lost by our funds due to our alleged misconduct, up to the entire amount of loss. Further, we may be subject to litigation arising from investor dissatisfaction with the performance of our funds or from third-party allegations that we (i) improperly exercised control or influence over companies in which our funds have large investments or (ii) are liable for actions or inactions taken by portfolio companies that such third parties argue we control. By way of example, we, our funds and certain of our employees are each exposed to the risks of litigation relating to investment activities in our funds and actions taken by the officers and directors (some of whom may be Apollo employees) of portfolio companies, such as the risk of shareholder litigation by other shareholders of public companies in which our funds have large investments. As an additional example, we are sometimes listed as a co-defendant in actions against portfolio companies on the theory that we control such portfolio companies. We are also exposed to risks of litigation or investigation relating to transactions that presented conflicts of interest that were not properly addressed. See “—Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our businesses.” In addition, our rights to indemnification by the funds we manage may not be upheld if challenged, and our indemnification rights generally do not cover bad faith, gross negligence, willful misconduct, fraud, willful or reckless disregard for our duties to the fund or other forms of misconduct. If we are required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds or failure to obtain indemnification from our funds, our results of operations, financial condition and liquidity would be materially adversely affected.
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
As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds have overlapping investment objectives, including funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action. In addition, fund investors (or holders of Class A shares) may perceive conflicts of interest regarding investment decisions for funds in which our Managing Partners, who have and may continue to make significant personal investments in a variety of Apollo funds, are personally invested. Similarly, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and their portfolio companies.
Investing throughout the corporate capital structure. Our funds invest in a broad range of asset classes throughout the corporate capital structure. These investments include investments in corporate loans and debt securities, preferred equity securities and common equity securities. In certain cases, we may manage separate funds that invest in different parts of the same company’s capital structure. For example, our credit funds may invest in different classes of the same company’s debt. In those cases, the interests of our funds may not always be aligned, which could create actual or potential conflicts of interest or the appearance of such conflicts. For example, one of our private equity funds could have an interest in pursuing an acquisition, divestiture or other transaction that, in its judgment, could enhance the value of the private equity investment, even though the proposed transaction would subject one of our credit fund’s debt investments to additional or increased risks.
Potential conflicts of interest with our Managing Partners or our directors. Pursuant to the terms of our operating agreement, whenever a potential conflict of interest exists or arises between any of the Managing Partners, one or more directors or their respective affiliates, on the one hand, and us, any of our subsidiaries or any shareholder other than a Managing Partner, on the other, any resolution or course of action by our board of directors shall be permitted and deemed approved by all shareholders if the resolution or course of action (i) has been specifically approved by a majority of the voting power of our outstanding voting shares (excluding voting shares owned by our manager or its affiliates) or by a conflicts committee of the board of directors composed entirely of one or more independent directors, (ii) is on terms no less favorable to us or our shareholders (other than a Managing Partner) than those generally being provided to or available from unrelated third parties or (iii) it is fair and reasonable to us and our shareholders taking into account the totality of the relationships between the parties involved. All conflicts of interest described in this report will be deemed to have been specifically approved by all shareholders. Notwithstanding the foregoing, it is possible that potential or perceived conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation which would materially adversely affect our businesses in a number of ways, including as a result of redemptions by our investors from our funds, an inability to raise additional funds and a reluctance of counterparties to do business with us. See “-Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus could result in additional burdens on our businesses. Changes in taxation or law and other legislative or regulatory changes could adversely affect us.”
Our organizational documents do not limit our ability to enter into new lines of businesses, and we may expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses.
We intend, to the extent that market conditions warrant, to grow our businesses by increasing AUM in existing businesses and expanding into new investment strategies, geographic markets and businesses. Our organizational documents, however, do not limit us to the investment management business. Accordingly, we may pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners or other strategic initiatives, which may include entering into new lines of business, such as the insurance, broker-dealer or financial advisory industries. In addition, we expect opportunities will arise to acquire other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, undertake other strategic initiatives or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (i) the required investment of capital and other resources, (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, (iii) combining or integrating operational and management systems and controls and (iv) the broadening of our geographic footprint, including the risks associated with conducting operations in foreign jurisdictions. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. For example, our planned business initiatives include offering additional registered investment products and creating investment products open to retail investors. These products may have different economic structures than our traditional investment funds and may require a different marketing approach. These activities also will impose additional compliance burdens on us, subject us to enhanced regulatory scrutiny and expose us to greater reputation and litigation risk. Further, these activities may give rise to conflicts of interest, related party transaction risks and may lead to litigation or regulatory scrutiny. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

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
In addition, we could also be adversely affected if there is misconduct by individuals associated with portfolio companies in which our funds invest. For example, failures by personnel, or individuals acting on behalf, of our funds’ portfolio companies to comply with anti-bribery, trade sanctions or other legal and regulatory requirements could adversely affect our business and reputation. There are a number of grounds upon which such misconduct at a portfolio company could subject us to criminal and/or civil liability, including on the basis of actual knowledge, willful blindness, or control person liability. Such misconduct might also undermine our funds’ due diligence efforts with respect to such companies and could negatively affect the valuation of a fund’s investments.
Underwriting activities expose us to risks.
AGS, a subsidiary of ours, may act as an underwriter in securities offerings. We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities or indebtedness we purchased as an underwriter at the anticipated price levels. As an underwriter, we also are subject to potential liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite.

AGS primarily provides these services for our funds’ portfolio companies. The relationship between the managers of our funds, their affiliates and AGS may give rise to conflicts of interest between the managers of the funds and the funds with respect to whom AGS provides services or the funds who have an interest in any portfolio companies or investment vehicles to whom AGS provides services.
While AGS’s services are primarily provided to our funds, it is possible that in the future, AGS may also provide services (including financing, capital market and advisory services) to third parties, including third parties that are our competitors or one or more of their affiliates or any portfolio companies. In the event that AGS provides services to third parties, it may not take into consideration the interests of our funds or our funds’ portfolio companies.
The due diligence process that we undertake in connection with investments by our funds may not reveal all facts that may be relevant in connection with an investment.
Before making fund investments we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful.
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
Risk management activities may adversely affect the return on our funds’ investments.
When managing our exposure to market risks, we may (on our own behalf or on behalf of our funds) from time to time use forward contracts, options, swaps, caps, collars and floors or pursue other strategies or use other forms of derivative instruments to limit our exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates and commodity prices. The scope of risk management activities undertaken by us varies based on the level and volatility of interest rates, prevailing foreign currency exchange rates, the types of investments that are made and other changing market conditions. The use of hedging transactions and other derivative instruments to reduce the effects of a decline in the value of a position does not eliminate the possibility of fluctuations in the value of the position or prevent losses if the value of the position declines. Such transactions may also limit the opportunity for gain if the value of a position increases. Moreover, it may not be possible to limit the exposure to a market development that is so generally anticipated that a hedging or other derivative transaction cannot be entered into at an acceptable price. The success of any hedging or other derivative transaction generally will depend on our ability to correctly predict market changes, the degree of correlation between price movements of a derivative instrument and the position being hedged, the creditworthiness of the counterparty and other factors. As a result, while we may enter into such a transaction in order to reduce our exposure to market risks, the transaction may result in poorer overall investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases.
While such hedging arrangements may reduce certain risks, such arrangements themselves may entail certain other risks. These arrangements may require the posting of cash collateral at a time when a fund has insufficient cash or illiquid assets such that the posting of the cash is either impossible or requires the sale of assets at prices that do not reflect their underlying value. Moreover, these hedging arrangements may generate significant transaction costs, including potential tax costs, that reduce the returns generated by a fund. Finally, the CFTC has made several public statements that it may soon issue a proposal for certain foreign exchange products to be subject to mandatory clearing, which could increase the cost of entering into currency hedges.
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
Funds we manage may invest in assets denominated in currencies that differ from the currency in which the fund is denominated.
When our investment funds invest in assets denominated in currencies that differ from the currency that the relevant fund is denominated in, fluctuations in currency rates could impact the performance of the investment funds. We also have a number of investment funds which are denominated in U.S. Dollars but invest primarily or exclusively in assets denominated in foreign currencies and therefore whose performance can be negatively impacted by strengthening of the U.S. Dollar even if the underlying investments perform well in local currency.
Our funds may employ hedging techniques to minimize these risks, but we can offer no assurance that such strategies will be effective or tax-efficient. If our funds engage in hedging transactions, we may be exposed to additional risks associated with such transactions.
Certain of our funds make investments in companies that we do not control.
Investments by certain of our funds will include debt instruments, equity securities, and other financial instruments of companies that our funds do not control. Such instruments and securities may be acquired by our funds through trading activities or through purchases of securities or other financial instruments from the issuer. In addition, in the future, our funds may seek to acquire minority equity interests more frequently and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the funds retaining a minority investment. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our funds’ interests. If any of the foregoing were to occur, the values of investments by our funds could decrease and our financial condition, results of operations and cash flow could suffer as a result.
Our funds may face risks relating to undiversified investments.
While diversification is generally an objective of many of our funds, we cannot give assurance as to the degree of diversification that will actually be achieved in any fund investments. For example, we manage AAA, and Athene Holding is AAA’s only material investment. Because a significant portion or all of a fund’s capital may be invested in a single investment or portfolio company, a loss with respect to such an investment or portfolio company could have a significant adverse impact on such fund’s capital. Accordingly, a lack of diversification on the part of a fund could adversely affect its performance, which could have a material adverse effect on our business, financial condition and results of operations.

Some of our funds invest in foreign countries and securities of issuers located outside of the United States, which may involve foreign exchange, political, social, economic and tax uncertainties and risks.
Some of our funds invest all or a portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States, including Germany, China, India, Australia, Russia, Singapore, Portugal, Italy and France, as well as a number of jurisdictions commonly referred to as emerging markets. In addition to business uncertainties, such investments may be affected by changes in exchange values as well as political, social and economic uncertainty affecting a country or region. Many financial markets are not as developed or as efficient as those in the United States, and as a result, liquidity may be reduced and price volatility may be higher. The legal and regulatory environment may also be different, particularly with respect to bankruptcy and reorganization. Financial accounting standards and practices may differ, and there may be less publicly available information in respect of such companies.
Restrictions imposed or actions taken by foreign governments may adversely impact the value of our funds’ investments. Such restrictions or actions could include exchange controls, seizure or nationalization of foreign deposits or other assets and adoption of other governmental restrictions that adversely affect the prices of securities or the ability to repatriate profits on investments or the capital invested itself. Income received by our funds from sources in some countries may be reduced by withholding and other taxes. Any such taxes paid by a fund will reduce the net income or return from such investments. Our fund investments could also expose us to risks associated with trade and economic sanctions prohibitions or other restrictions imposed by the United States or other governments or organizations, including the United Nations, the EU and its member countries, such as the sanctions against certain Russian entities and individuals. While our funds will take these factors into consideration in making investment decisions, including when hedging positions, our funds may not be able to fully avoid these risks or generate targeted risk-adjusted returns.
In addition, as a result of the complexity of, and lack of clear precedent or authority with respect to, the application of various income tax laws to our structures, the application of rules governing how transactions and structures should be reported is also subject to differing interpretations. For example, certain jurisdictions such as Australia, Canada, China, India, Spain, Portugal, Italy, France and Hong Kong, where our funds have made investments, have sought to tax investment gains (including those from real estate) derived by nonresident investors, including private equity funds, from the disposition of the equity in companies operating in those jurisdictions. In some cases this development is the result of new legislation or changes in the interpretation of existing legislation and local authority assertions that investors have a local taxable presence or are holding companies for trading purposes rather than for capital purposes, or are not otherwise entitled to treaty benefits. In addition, the tax authorities in certain jurisdictions have sought to deny the benefits of income tax treaties for withholding taxes on interest and dividends of nonresident entities, if the entity is not the beneficial owner of the income but rather a mere conduit company inserted primarily to access treaty benefits.
For example, under the laws of Hong Kong, profits arising in or derived from Hong Kong from a trade, profession or business carried on by a person or an agent acting on the person’s behalf in Hong Kong (excluding profits arising from the sale of capital assets) are subject to Hong Kong profits tax in general. The current profits tax rate is generally 16.5% for corporations and 15% for unincorporated businesses. Although Hong Kong provides a profits tax exemption for offshore funds on profits derived from certain transactions, under the current tax law, transactions in securities of a private company do not benefit from this exemption unless they satisfy certain conditions. Therefore, offshore funds that make use of services of a fund manager, investment advisor or any other person acting on their behalf in Hong Kong to derive profits from transactions in securities of private companies may be subject to Hong Kong profits tax, if the prescribed conditions are not satisfied. There is no assurance that any investments under our structures will be exempt from profits tax under Hong Kong’s tax law. It should be noted that offshore fund structures have been subject to scrutiny in recent tax audits by Hong Kong’s Inland Revenue Department.
With respect to India, in 2012 the Supreme Court of India held in favor of a taxpayer finding that the sale of a foreign company that indirectly held Indian assets was not subject to Indian tax. However, the tax laws were amended in 2012 to subject such gains to Indian tax with retroactive effect. Further, a general anti-avoidance rule was also introduced that would provide a basis for the tax authorities to subject other sales and investments through intermediate holding jurisdictions such as Mauritius to Indian tax. The Finance Act 2015 deferred the applicability of these general anti-avoidance rules until the tax year beginning on April 1, 2017 onwards. Further, given that the rules governing the treatment of capital gains in connection with indirect sale of an Indian company have not yet been finalized, there are several grey areas which could potentially result in protracted tax litigation. Accordingly, Indian taxation of the capital gains of a foreign investor, upon a direct or indirect sale of an Indian company, remains uncertain.
The U.K. has also enacted legislation that may affect our funds’ investments. The U.K. Diverted Profits Tax (“DPT”) regime was introduced with effect from April 1, 2015 as a new tax separate from the U.K.’s existing Corporate Income Tax regime.

DPT charges a rate of 25% on profits that, under the terms of the legislation, are considered to have been eroded from the U.K. tax base. The DPT legislation is intended to counteract and deter arrangements used by multinational corporate groups which, it is argued, have resulted in the erosion of the U.K. tax base. DPT operates through two main rules: (i) the first rule aims to prevent U.K. tax resident companies, or U.K. PEs, from creating tax advantages through transacting with entities that lack economic substance; and (ii) the second rule aims to counteract arrangements by which foreign companies sell into the U.K. without creating a U.K. PE. Under the legislation, if it is ”reasonable to assume” a U.K. company is party to an arrangement that lacks economic substance and which results in a tax advantage in the U.K., or it is “reasonable to assume” the activity of the involved parties is designed in such a way as to avoid the creation of a U.K. PE, DPT could apply. Further, the U.K. released draft anti-hybrid legislation for consultation on December 9, 2015. The rules would replace the existing U.K. arbitrage rules as from January 1, 2017. The U.K. tax authorities published examples of the application of the rules in December 2015. The draft U.K. legislation closely follows the recommendations of the OECD’s BEPS Action 2. Neutralizing the Effects of Hybrid Mismatch Arrangements and its publication should provide more clarity in this area. However, uncertainty remains around what, if anything, other countries outside the U.K. will do, and it may be necessary to consider various scenarios when applying the imported mismatch rules. In addition, the U.K. released draft Tax Transparency legislation on December 9, 2015. This legislation requires many large businesses to publish their U.K. tax strategies on their websites before the end of each financial year for accounting periods beginning on or after the date of Royal Assent to the Finance Bill which is expected sometime in July 2016. The scope requirements, which are relatively complex, have extended beyond those of the Senior Accounting Officer regime to include new taxes, new entity types and to interact with the OECD’s country by country reporting regime. This will likely result in additional compliance obligations, which may be costly and ultimately adversely affect our profitability.
Third-party investors in our funds have the right under certain circumstances to terminate commitment periods or to dissolve the funds, and investors in some of our credit funds may redeem their investments in such funds at any time after an initial holding period. These events would lead to a decrease in our revenues, which could be substantial.
The governing agreements of certain of our funds allow the investors of those funds to, among other things, (i) terminate the commitment period of the fund in the event that certain “key persons” (for example, one or more of our Managing Partners and/or certain other investment professionals) fail to devote the requisite time to managing the fund, (ii) (depending on the fund) terminate the commitment period, dissolve the fund or remove the general partner if we, as general partner or manager, or certain key persons engage in certain forms of misconduct, or (iii) dissolve the fund or terminate the commitment period upon the affirmative vote of a specified percentage of limited partner interests entitled to vote. Each of Fund VI, Fund VII and Fund VIII, on which our near- to medium-term performance will heavily depend, include a number of such provisions. COF III, EPF II and certain other credit funds have similar provisions. Also, after undergoing the 2007 Reorganization, subsequent to which we deconsolidated certain funds that had historically been consolidated in our financial statements, we amended the governing documents of our funds at that time to provide that a simple majority of a fund’s unaffiliated investors have the right to liquidate that fund. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damage to us.
Investors in some of our credit funds may also generally redeem their investments on an annual, semiannual or quarterly basis following the expiration of a specified period of time when capital may not be redeemed (typically between one and five years). Fund investors may decide to move their capital away from us to other investments for any number of reasons in addition to poor investment performance. Factors which could result in investors leaving our funds include changes in interest rates that make other investments more attractive, poor investment performance, changes in investor perception regarding our focus or alignment of interest, unhappiness with changes in or broadening of a fund’s investment strategy, changes in our reputation and departures or changes in responsibilities of key investment professionals. In a declining market, the pace of redemptions and consequent reduction in our AUM could accelerate. The decrease in revenues that would result from significant redemptions in these funds could have a material adverse effect on our businesses, revenues, net income and cash flows.
In addition, the management agreements of all of our funds would be terminated upon an “assignment,” without the requisite consent, of these agreements, which may be deemed to occur in the event the investment advisors of our funds were to experience a change of control. We cannot be certain that consents required to assign our investment management agreements will be obtained if a change of control occurs. In addition, with respect to our publicly traded closed-end funds, each fund’s investment management agreement must be approved annually by the independent members of such fund’s board of directors and, in certain cases, by its shareholders, as required by law. Termination of these agreements would cause us to lose the fees we earn from such funds.

Our financial projections for portfolio companies and other fund investments could prove inaccurate.
Our funds generally establish the capital structure of portfolio companies and certain other fund investments, including real estate investments, on the basis of financial projections for such investments. These projected operating results will normally be based primarily on management judgments. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. General economic conditions, which are not predictable, along with other factors may cause actual performance to fall short of the financial projections we used to establish a given investment’s capital structure. Because of the leverage we typically employ in our fund investments, this could cause a substantial decrease in the value of our equity holdings in such investments. The inaccuracy of financial projections could thus cause our funds’ performance to fall short of our expectations.
Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest.
Our performance and the performance of our private equity funds is significantly affected by the value of the companies in which our funds have invested. Our funds invest in companies in many different industries, each of which is subject to volatility based upon a variety of facts, including economic and market factors. The credit crisis caused significant fluctuations in the value of securities held by our funds and the global economic recession had a significant impact in overall performance activity and the demands for many of the goods and services provided by portfolio companies of the funds we manage. Although the U.S. economy has improved, conditions in economies outside the U.S. have generally improved at a less rapid pace (and in some cases have deteriorated), and there remain many obstacles to continued growth in the economy such as global geopolitical events, risks of inflation and high deficit levels for governments in the U.S. and abroad. These factors and other general economic trends may impact the performance of portfolio companies in many industries and in particular, industries that are more impacted by changes in consumer demand, such as the packaging, manufacturing, energy, chemical and refining industries, as well as travel and leisure, gaming, financial services and real estate industries. The performance of our private equity funds, and our performance, may be adversely affected to the extent our fund portfolio companies in these industries experience adverse performance or additional pressure due to downward trends. For example, the performance of certain of our portfolio companies in the packaging, manufacturing, energy chemical and refining industries is subject to the cyclical and volatile nature of the supply-demand balance in these industries. These industries historically have experienced alternating periods of capacity shortages leading to tight supply conditions, causing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, declining capacity utilization rates and declining prices and profit margins. In addition to changes in the supply and demand for products, the volatility these industries experience occurs as a result of changes in energy prices, costs of raw materials and changes in various other economic conditions around the world.
The performance of our funds’ investments in the commodities markets is also subject to a high degree of business and market risk, as it is substantially dependent upon prevailing prices of oil and natural gas. Certain of our funds have investments in businesses involved in oil and gas exploration and development, which can be a speculative business involving a high degree of risk, including: the volatility of oil and natural gas prices; the use of new technologies; reliance on estimates of oil and gas reserves in the evaluation of available geological, geophysical, engineering and economic data; and encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, equipment failures and other accidents in completing wells and otherwise, cratering, sour gas releases, uncontrollable flows of oil, natural gas or well fluids, adverse weather conditions, pollution, fires, spills and other environmental risks. Prices for oil and natural gas have decreased significantly during the latter part of 2014 and throughout 2015, and there can be no assurance that prices will recover. If prices remain at their current level for an extended period of time, there could be an adverse impact on the performance of certain of our funds, and this impact may be material. These prices are also subject to wide fluctuation in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as level of consumer product demand, the refining capacity of oil purchasers, weather conditions, government regulations, the price and availability of alternative fuels, political conditions, foreign supply of such commodities and overall economic conditions. It is common in making investments in the commodities markets to deploy hedging strategies to protect against pricing fluctuations but such strategies may or may not be employed by us or our funds’ portfolio companies, and even when they are employed they may not protect our funds’ investments.
Our funds’ investments in companies in the financial services sector are subject to a variety of factors, such as market uncertainty, additional government regulations, disclosure requirements, limits on fees, increasing borrowing costs or limits on the terms or availability of credit to such portfolio companies, and other regulatory requirements each of which may impact the conduct of such portfolio companies. Compliance with changing regulatory requirements will likely impose staffing, legal, compliance and other costs and administrative burdens upon our funds’ investments in financial services. Various sectors of the global financial markets have been experiencing an extended period of adverse conditions. Market uncertainty has increased dramatically, particularly in the United States and Europe, and adverse market conditions have expanded to other markets. These conditions have resulted in disruption of the global credit markets, periods of reduced liquidity, greater volatility, general widening of credit spreads, an acute contraction in the availability of credit and a lack of price transparency. These difficult global credit market conditions have adversely affected the market values of equity, fixed income and other securities and these circumstances may continue or even deteriorate further.
In respect of real estate, even though the U.S. residential real estate market has stabilized from a lengthy and deep downturn, various factors could halt or limit a recovery in the housing market and have an adverse effect on the performance of certain of our funds’ investments, including, but not limited to, rising mortgage interest rates and a low level of consumer confidence in the economy and/or the residential real estate market.
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

•
Generally, there may be few limitations on the execution of these funds’ investment strategies, which are in many cases subject to the sole discretion of the management company or the general partner of such funds, or there may be numerous investment limitations or restrictions that require monitoring, compliance and maintenance.

•	While we monitor the concentration of the portfolios of our credit funds, concentration in any one borrower or other issuer, product category, industry, region or country may arise from time to time.

•
Given the flexibility and overlapping nature of the mandates and investment strategies of our credit funds, situations arise where certain of these funds hold (including outright positions in issuers and exposure to such issuers derived through any synthetic and/or derivative instrument) in multiple tranches of securities of an issuer (or other interests of an issuer) or multiple funds having interests in the same tranche of an issuer.

•	Certain of these funds may engage in short-selling, which is subject to a theoretically unlimited risk of loss.

•
These funds are exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the fund to suffer a loss.

•
Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their respective liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions.

•
The efficacy of the investment and trading strategies of certain credit funds may depend largely on the ability to establish and maintain an overall market position in a combination of different financial instruments, which can be difficult to execute.

•	These funds may make investments or hold trading positions in markets that are volatile and which are or may become illiquid.

•	Certain of these funds may seek to originate loans, including, but not limited to, secured and unsecured notes, senior and second lien loans, mezzanine loans, and other similar investments.

•
These funds’ investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to a theoretically unlimited risk of loss in certain circumstances.

Fraud and other deceptive practices could harm fund performance.
Instances of bribery, fraud and other deceptive practices committed by senior management of portfolio companies in which an Apollo fund invests may undermine our due diligence efforts with respect to such companies, and if such fraud is discovered, negatively affect the valuation of a fund’s investments. Fraud or other deceptive practices by our own employees or advisors could have a similar effect. In addition, when discovered, financial fraud may contribute to reputational harm and overall market volatility that can negatively impact an Apollo fund’s investment program. As a result, instances of bribery, fraud and other deceptive practices could result in fund performance that is poorer than expected.
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
Our funds may make investments that they do not advantageously dispose of prior to the date the applicable fund is dissolved, either by expiration of such fund’s term or otherwise. Although we generally expect that investments will be disposed of prior to dissolution or be suitable for in-kind distribution at dissolution, and the general partners of the funds generally have a limited ability to extend the term of the fund with the consent of fund investors or the advisory board of the fund, as applicable, our funds may have to sell, distribute or otherwise dispose of investments at a disadvantageous time as a result of dissolution. This would result in a lower than expected return on the investments and, perhaps, on the fund itself.
Possession of material, non-public information could prevent Apollo funds from undertaking advantageous transactions, our internal controls could fail, or we could establish information barriers, all of which could adversely affect our business.
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

Business development companies may issue and sell common stock at a price below net asset value per share only in limited circumstances, one of which is during the one-year period after shareholder approval. AINV’s shareholders have, in the past, approved a plan so that during the subsequent 12-month period, AINV may, in one or more public or private offerings of its common stock, sell or otherwise issue shares of its common stock at a price below the then current net asset value per share, subject to certain conditions including parameters on the level of permissible dilution, approval of the sale by a majority of its independent directors and a requirement that the sale price be not less than approximately the market price of the shares of its common stock at specified times, less the expenses of the sale. AINV may ask its shareholders for additional approvals from year to year. There is no assurance such approvals will be obtained.
Regulations governing AFT’s and AIF’s operation affect their ability to raise, and the way in which they raise, additional capital.
As registered investment companies under the Investment Company Act, each of AFT and AIF may issue debt securities or preferred stock and borrow money from banks or other financial institutions, up to the maximum amount permitted by the Investment Company Act. Under the provisions of the Investment Company Act, each of AFT and AIF is permitted to (i) issue preferred shares in amounts such that their respective asset coverage equals at least 200% after issuance and (ii) incur indebtedness, including through the issuance of debt securities, so long as immediately thereafter the fund will have an asset coverage of at least 300% after issuance. If the value of its assets declines, such fund may be unable to satisfy this test. If that happens, such fund may be required to sell a portion of its investments and, depending on the nature of its leverage, repay a portion of its indebtedness at a time when such sales may be disadvantageous. Further, each of AFT and AIF may raise capital by issuing common shares, however, the offering price per common share must equal or exceed the net asset value per share, exclusive of any underwriting commissions or discounts, of the funds’ shares.
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

•	a lack of liquidity in the trading of our Class A shares;

•	adverse publicity about the investment management industry generally or individual scandals, specifically; and

•	general market and economic conditions.

In addition, from time to time, management may also declare special quarterly distributions based on investment realizations. Volatility in the market price of our Class A shares may be heightened at or around times of investment realizations as well as following such realizations, as a result of speculation as to whether such a distribution may be declared.

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
The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2015, we had 181,078,937 Class A shares outstanding. The Class A shares reserved under our equity incentive plan are increased on the first day of each fiscal year by (i) the amount (if any) by which (a) 15% of the number of outstanding Class A shares and Apollo Operating Group units (“AOG Units”) exchangeable for Class A shares on a fully converted and diluted basis on the last day of the immediately preceding fiscal year exceeds (b) the number of shares then reserved and available for issuance under the Equity Plan, or (ii) such lesser amount by which the administrator may decide to increase the number of Class A shares. Taking into account grants of restricted share units (“RSUs”) and options made through December 31, 2015, 37,315,502 Class A shares remained available for future grant under our equity incentive plan. In addition, as of December 31, 2015, Holdings could at any time exchange its AOG Units for up to 216,169,856 Class A shares on behalf of our Managing Partners and Contributing Partners subject to the Amended and Restated Exchange Agreement. See “Item 13. Certain Relationships and Related Party Transactions-Amended and Restated Exchange Agreement.” We may also elect to sell additional Class A shares in one or more future primary offerings.
Our Managing Partners and Contributing Partners, through their partnership interests in Holdings, owned an aggregate of 54.4% of the AOG Units as of December 31, 2015. Subject to certain procedures and restrictions (including any transfer restrictions and lock-up agreements applicable to our Managing Partners and Contributing Partners), each Managing Partner and Contributing Partner has the right, upon 60 days’ notice prior to a designated quarterly date, to exchange the AOG Units for Class A shares. These Class A shares are eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations.
Our Managing Partners and Contributing Partners (through Holdings) have the ability to cause us to register the Class A shares they acquire upon exchange of their AOG Units, as was done in connection with the Company’s Secondary Offering in May 2013. See “Item 13. Certain Relationships and Related Party Transactions-Managing Partner Shareholders Agreement- Registration Rights.”
The Strategic Investors have the ability to cause us to register any of their non-voting Class A shares, as was done in connection with the Company’s Secondary Offering in May 2013. See “Item 13. Certain Relationships and Related Party Transactions-Lenders Rights Agreement.”
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
Our Managing Partners, through their ownership of BRH, beneficially own the Class B share that we have issued to BRH. The Managing Partners interests in such Class B share represented 61.4% of the total combined voting power of our shares entitled to vote as of December 31, 2015. As a result, they are able to exercise control over all matters requiring the approval of shareholders and are able to prevent a change in control of our company. In addition, our operating agreement provides that so long as the Apollo control condition (as described in “Item 10. Directors, Executive Officers and Corporate Governance-Our Manager”) is satisfied, our manager, which is owned and controlled by our Managing Partners, manages all of our operations and activities. The control of our manager will make it more difficult for a potential acquirer to assume control of our Company. Other provisions in our operating agreement may also make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our shareholders. For example, our operating agreement requires advance notice for proposals by shareholders and nominations, places limitations on convening shareholder meetings, and authorizes the issuance of preferred shares that could be issued by our board of directors to thwart a takeover attempt. In addition, certain provisions of Delaware law give us the ability to delay or prevent a transaction that could cause a change in our control. The market price of our Class A shares could be adversely affected to the extent that our Managing Partners’ control over our Company, the control exercised by our manager as well as provisions of our operating agreement discourage potential takeover attempts that our shareholders may favor.
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
We grant Class A restricted share units to certain of our investment professionals, both when hired and as a portion of the discretionary annual compensation they may receive. We require that a portion of the incentive income distributions payable by the general partners of certain of the funds we manage be used by the recipients of those distributions to purchase restricted Class A shares issued under our equity incentive plan. While this practice promotes alignment with shareholders and encourages investment professionals to maximize the success of the Company as a whole, these equity awards, if fulfilled by issuances of new shares by us rather than by open market purchases (which do not cause any dilution), may increase personnel-related shareholder dilution. In addition, volatility in the price of our Class A shares could adversely affect our ability to attract and retain our investment professionals. To recruit and retain existing and future investment professionals, we may need to increase the level of compensation that we pay to them, which may cause a higher percentage of our revenue to be paid out in the form of compensation, which would have an adverse impact on our profit margins.
Purchases of our Class A shares pursuant to our share repurchase program may affect the value of our Class A shares, and there can be no assurance that our share repurchase program will enhance shareholder value.
Pursuant to our publicly announced share repurchase program, we are authorized to repurchase up to $250 million in the aggregate of our Class A shares, including up to $150 million in the aggregate of our outstanding Class A shares through a share repurchase program and up to $100 million through a reduction of Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the our equity incentive plan. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors. This activity could increase (or reduce the size of any decrease in) the market price of our Class A shares at that time. Additionally, repurchases under our share repurchase program have and will continue to diminish our cash reserves, which could impact our ability to pursue possible strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any share repurchases will enhance shareholder value because the market price of our Class A shares could decline. Although our share repurchase program is intended to enhance long-term shareholder value, short-term share price fluctuations could reduce the program’s effectiveness.

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
The U.S. Congress, the IRS and the U.S. Treasury Department have over the past several years examined the U.S. Federal income tax treatment of private equity funds, hedge funds and other kinds of investment partnerships. The present U.S. Federal income tax treatment of a holder of Class A shares and/or our own taxation may be adversely affected by any new legislation, new regulations or revised interpretations of existing tax law that arise as a result of such examinations. In May 2010, the U.S. House of Representatives passed legislation (the “May 2010 House Bill”) that would have, in general, treated income and gains, including gain on sale, attributable to an interest in an investment services partnership interest (“ISPI”) as income subject to a new blended tax rate that is higher than under current law, except to the extent such ISPI would have been considered under the legislation to be a qualified capital interest. The interests of Class A shareholders and our interests in the Apollo Operating Group that are entitled to receive carried interest may be classified as ISPIs for purposes of this legislation. The United States Senate considered, but did not pass, similar legislation. On February 14, 2012, Representative Levin (D-MI) introduced similar legislation that would have taxed carried interest at ordinary income rates (which would be higher than the proposed blended rate in the May 2010 House Bill). On June 25, 2015. Representative Levin introduced a slightly modified version of his 2012 bill (together with the 2012 bill, the “Levin Bills”). It is unclear whether or when the U.S. Congress will pass similar legislation or what provisions would be included in any legislation, if enacted.
The May 2010 House Bill and both Levin Bills provide that, for taxable years beginning ten years after the date of enactment, income derived with respect to an ISPI that is not a qualified capital interest and that is treated as ordinary income under the rules discussed above would not meet the qualifying income requirements under the publicly traded partnership rules. Therefore, if similar legislation were to be enacted, following such ten-year period, we would be precluded from qualifying as a partnership for U.S. Federal income tax purposes or be required to hold all such ISPIs through corporations, possibly U.S. corporations. If we were taxed as a U.S. corporation or required to hold all ISPIs through corporations, our effective tax rate would increase significantly. The federal statutory rate for corporations is currently 35%. In addition, we could be subject to increased state and local taxes. Furthermore, holders of Class A shares could be subject to tax on our conversion into a corporation or any restructuring required in order for us to hold our ISPIs through a corporation.
On September 12, 2011, the Obama administration submitted similar legislation to Congress in the American Jobs Act that would have taxed income and gain that was treated as capital gains, including gain on disposition of interests attributable to an ISPI, at rates higher than the capital gains rate applicable to such income under then-current law, with an exception for certain qualified capital interests. The proposed legislation also would have characterized certain income and gain in respect of ISPIs as non-qualifying income under the publicly traded partnership rules after a ten-year transition period from the effective date, with an exception for certain qualified capital interests. This proposed legislation followed several prior statements by the Obama administration in support of changing the taxation of carried interest. In its published revenue proposal for 2016, the Obama administration proposed that the current law regarding treatment of carried interest be changed to subject such income to ordinary income tax. The Obama administration’s published revenue proposals for 2010, 2011, 2012, 2013, 2014 and 2015 contained similar proposals.
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
On February 26, 2014, Representative Dave Camp, who at the time was chairman of the House Ways and Means Committee, unveiled a detailed comprehensive tax reform proposal that would, among other things significantly limit the ability of publicly traded partnerships (PTPs) to avoid taxation as corporations. Under Representative Camp’s proposal, only mining and natural resource PTPs would continue to be taxed on a flow-through basis. Representative Camp’s proposal also called for a formulary approach to the taxation of carried interests. Under the formula, a portion of the gain recognized by partners providing services to certain investment partnerships would have been recharacterized as ordinary income. Representative Camp’s carried interest proposal was limited in scope. For instance, it would not have applied to partners engaged in a real property trade or business. Although relatively clear in concept, the proposed legislative text contained ambiguities that could have significantly impacted the reach of the chairman’s proposal. Representative Camp has since retired from Congress and his proposal was never taken up on the House floor; however, it is nonetheless significant in that it could serve as a model for a future Congress and presidential administration as they attempt to move forward on comprehensive tax reform legislation. For additional discussion about the potential impact of tax reform on our business, see “Federal tax reform efforts will continue, which may involve uncertainties and risks,” below.
Our shareholders do not elect our manager or vote and have limited ability to influence decisions regarding our businesses.
So long as the Apollo control condition is satisfied, our manager, AGM Management, LLC, which is owned and controlled by our Managing Partners, will manage all of our operations and activities. AGM Management, LLC is managed by BRH, a Cayman entity owned by our Managing Partners and managed by an executive committee composed of our Managing Partners. Our shareholders do not elect our manager, its manager or its manager’s executive committee and, unlike the holders of common stock in a corporation, have only limited voting rights on matters affecting our businesses and therefore limited ability to influence decisions regarding our businesses. Furthermore, if our shareholders are dissatisfied with the performance of our manager, they will have little ability to remove our manager. As discussed below, the Managing Partners collectively had 61.5% of the voting power of Apollo Global Management, LLC as of December 31, 2015. Therefore, they have the ability to control any shareholder vote that occurs, including any vote regarding the removal of our manager.
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
Our Managing Partners controlled 61.5% of the combined voting power of our shares entitled to vote as of December 31, 2015. Accordingly, our Managing Partners have the ability to control our management and affairs to the extent not controlled by our manager. In addition, they are able to determine the outcome of all matters requiring shareholder approval (such as a proposed sale of all or substantially of our assets, the approval of a merger or consolidation involving the company, and an election by our manager to dissolve the company) and are able to cause or prevent a change of control of our company and could preclude any unsolicited acquisition of our company. The control of voting power by our Managing Partners could deprive Class A shareholders of an opportunity to receive a premium for their Class A shares as part of a sale of our company, and might ultimately affect the market price of the Class A shares.
In addition, our Managing Partners and Contributing Partners, through their partnership interests in Holdings, were entitled to 54.4% of Apollo Operating Group’s economic returns through the AOG Units owned by Holdings as of December 31, 2015. Because they hold their economic interest in our businesses directly through the Apollo Operating Group, rather than through the issuer of the Class A shares, our Managing Partners and Contributing Partners may have conflicting interests with holders of Class A shares. For example, our Managing Partners and Contributing Partners may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. For a description of the tax receivable agreement, see “Item 13. Certain Relationships and Related Party Transactions-Amended and Restated Tax Receivable Agreement.” In addition, the structuring of future transactions may take into consideration the Managing Partners’ and Contributing Partners’ tax considerations even where no similar benefit would accrue to us.

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

•
Other than as provided in the non-competition, non-solicitation and confidentiality obligations to which our Managing Partners and other professionals are subject, which may not be enforceable, affiliates of our manager and existing and former personnel employed by our manager are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us.

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
Our operating agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of our manager and limit remedies available to shareholders for actions that might otherwise constitute a breach of duty. It would be difficult for a shareholder to challenge a resolution of a conflict of interest by our manager or by our conflicts committee.
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
Whenever a potential conflict of interest exists between us and our manager, our manager shall resolve such conflict of interest. If our manager determines that its resolution of the conflict of interest is on terms no less favorable to us than those generally being provided to or available from unrelated third parties or is fair and reasonable to us, taking into account the totality of the relationships between us and our manager, then it will be presumed that in making this determination, our manager acted in good faith. A shareholder seeking to challenge this resolution of the conflict of interest would bear the burden of overcoming such presumption. This is different from the situation with Delaware corporations, where a conflict resolution by an interested party would be presumed to be unfair and the interested party would have the burden of demonstrating that the resolution was fair.
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
Also, if our manager obtains the approval of the conflicts committee of the Company’s board of directors, the resolution will be conclusively deemed to be fair and reasonable to us and not a breach by our manager of any duties it may owe to us or our shareholders. This is different from the situation with Delaware corporations, where a conflict resolution by a committee consisting solely of independent directors may, in certain circumstances, merely shift the burden of demonstrating unfairness to the plaintiff. If you purchase a Class A share, you will be treated as having consented to the provisions set forth in the operating agreement, including provisions regarding conflicts of interest situations that, in the absence of such provisions, might be considered a breach of fiduciary or other duties under applicable state law. As a result, shareholders will, as a practical matter, not be able to successfully challenge an informed decision by the conflicts committee.
The control of our manager may be transferred to a third party without shareholder consent.
Our manager may transfer its manager interest to a third party in a merger or consolidation or in a transfer of all or substantially all of its assets without the consent of our shareholders. Furthermore, at any time, the members of our manager may sell or transfer all or part of their membership interests in our manager without the approval of the shareholders, subject to certain restrictions as described elsewhere in this report. A new manager may not be willing or able to form new funds and could form funds that have investment objectives and governing terms that differ materially from those of our current funds. A new owner could also have a different investment philosophy, employ investment professionals who are less experienced, be unsuccessful in identifying investment opportunities or have a track record that is not as successful as Apollo’s track record. If any of the foregoing were to occur, our funds could experience difficulty in making new investments, and the value of our funds’ existing investments, our businesses, our results of operations and our financial condition could materially suffer.
Our ability to pay regular distributions may be limited by our holding company structure. We are dependent on distributions from the Apollo Operating Group to pay distributions, taxes and other expenses.
As a holding company, our ability to pay distributions will be subject to the ability of our subsidiaries to provide cash to us. We intend to make quarterly distributions to our Class A shareholders. Accordingly, we expect to cause the Apollo Operating Group to make distributions to its unitholders (Holdings, which is 100% owned, directly and indirectly, by our Managing Partners and our Contributing Partners, and the three intermediate holding companies, which are 100% owned by us), pro rata in an amount sufficient to enable us to pay such distributions to our Class A shareholders; however, such distributions may not be made. In addition, our manager can reduce or eliminate our distributions at any time, in its discretion.
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
As a result of unrealized built-in gain attributable to the value of our assets held by the Apollo Operating Group entities at the time of the Private Offering Transactions, upon the sale, refinancing or disposition of such assets, our Managing Partners and Contributing Partners may incur different and greater tax liabilities as a result of the disproportionately greater allocations of items of taxable income and gain to the Managing Partners and Contributing Partners upon a realization event. As the Managing Partners and Contributing Partners will not receive a correspondingly greater distribution of cash proceeds, they may, subject to applicable fiduciary or contractual duties, have different objectives regarding the appropriate pricing, timing and other material terms of any sale, refinancing, or disposition, or whether to sell such assets at all. Decisions made with respect to an acceleration or deferral of income or the sale or disposition of assets with unrealized built-in gains may also influence the timing and amount of payments that are received by an exchanging or selling Managing Partner or Contributing Partner under the tax receivable agreement. All other factors being equal, earlier disposition of assets with unrealized built-in gains following such exchange will tend to accelerate such payments and increase the present value of the tax receivable agreement, and disposition of assets with unrealized built-in gains before an exchange will increase a Managing Partner’s or Contributing Partner’s tax liability without giving rise to any rights to receive payments under the tax receivable agreement (although other offsetting benefits would arise). Decisions made regarding a change of control also could have a material influence on the timing and amount of payments received by our Managing Partners and Contributing Partners pursuant to the tax receivable agreement.
We are required to pay our Managing Partners and Contributing Partners for most of the actual tax benefits we realize as a result of the tax basis step-up we receive in connection with our acquisitions of units from our Managing Partners and Contributing Partners.
Subject to certain restrictions, each Managing Partner and Contributing Partner has the right to exchange the AOG Units that he holds through his partnership interest in Holdings for our Class A shares in a taxable transaction. These exchanges, as well as our acquisitions of units from our Managing Partners or Contributing Partners, may result in increases in the tax basis of the intangible assets of the Apollo Operating Group that otherwise would not have been available. Any such increases may reduce the amount of tax that APO Corp., a wholly owned subsidiary of Apollo Global Management, LLC, would otherwise be required to pay in the future.
We have entered into a tax receivable agreement with our Managing Partners and Contributing Partners that provides for the payment by APO Corp., to our Managing Partners and Contributing Partners of 85% of the amount of actual tax savings, if any, that APO Corp. realizes (or is deemed to realize in the case of an early termination payment by APO Corp. or a change of control, as discussed below) as a result of these increases in tax deductions and tax basis and certain other tax benefits, including imputed interest expense, related to entering into the tax receivable agreement. In April 2015 and April 2014, the Apollo Operating Group made a distribution of $48.4 million and $32.0 million, respectively, to APO Corp. and APO Corp. made a payment to satisfy the liability under the tax receivable agreement to the Managing Partners and Contributing Partners from a realized tax benefit for the tax years 2014 and 2013. Future payments that APO Corp. may make to our Managing Partners and Contributing Partners could be material in amount. In the event that any other of our current or future U.S. subsidiaries become taxable as corporations and acquire AOG Units in the future, or if we become taxable as a corporation for U.S. Federal income tax purposes, we expect, and have agreed that, each U.S corporation will become subject to a tax receivable agreement with substantially similar terms.

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
In addition, the tax receivable agreement provides that, upon a merger, asset sale or other form of business combination or certain other changes of control, APO Corp.’s (or its successor’s) obligations with respect to exchanged or acquired units (whether exchanged or acquired before or after such change of control) would be based on certain assumptions, including that APO Corp. would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. See “Item 13. Certain Relationships and Related Party Transactions-Amended and Restated Tax Receivable Agreement.”
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

Current law may change, causing us to be treated as a corporation for U.S. Federal or state income tax purposes or otherwise subjecting us to entity level taxation. See “-Risks Related to Our Organization and Structure-Although not enacted, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership or required us to hold carried interest through taxable corporations and (ii) taxed certain income and gains at increased rates. If similar legislation were to be enacted and apply to us, the value of our Class A shares could be adversely affected.” Because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our distributions to you would be reduced.
Our structure involves complex provisions of U.S. Federal income tax law for which no clear precedent or authority may be available. Our structure is also subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.
The U.S. Federal income tax treatment of holders of Class A shares depends in some instances on determinations of fact and interpretations of complex provisions of U.S. Federal income tax law for which no clear precedent or authority may be available. You should be aware that the U.S. Federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships and entities taxed as partnerships. The present U.S. Federal income tax treatment of an investment in our Class A shares may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. Changes to the U.S. Federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. Federal income tax purposes that is not taxable as a corporation, affect or cause us to change our investments and commitments, affect the tax considerations of an investment in us, change the character or treatment of portions of our income (including, for instance, the treatment of carried interest as ordinary income rather than capital gain) and adversely affect an investment in our Class A shares. For example, as discussed above under “-Risks Related to Our Organization and Structure-Although not enacted, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership or required us to hold carried interest through taxable corporations; and (ii) taxed certain income and gains at increased rates. If similar legislation were to be enacted and apply to us, the value of our Class A shares could be adversely affected,” the U.S. Congress has considered various legislative proposals to treat all or part of the capital gain and dividend income that is recognized by an investment partnership and allocable to a partner affiliated with the sponsor of the partnership (i.e., a portion of the carried interest) as ordinary income to such partner for U.S. Federal income tax purposes.
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
In order to meet these regulatory obligations, Apollo is required to register FFIs with the IRS, evaluate internal FATCA procedures, expand the review of investor Anti-Money Laundering/Know Your Customer and tax forms, evaluate the FATCA offerings by third party administrators and ensure that Apollo is prepared for the new global tax and information reporting requirements created under the U.S. and Non U.S. FATCA regimes.
Further, FATCA as well as Chapters 3 and 61 of the Internal Revenue Code, require Apollo to collect new IRS Tax Forms (W-9 and W-8 series), UK/Cayman Self-Certifications and other supporting documentation from their investors. Apollo has undertaken efforts to re-paper their existing investors.
Failure to meet these regulatory requirements could expose Apollo and/or its investors to a punitive withholding tax of 30% on certain U.S. payments (and beginning in 2019, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities), and possibly limit their ability to open bank accounts and secure funding the global capital markets. The reporting obligations imposed under FATCA require FFIs to comply with agreements with the IRS to obtain and disclose information about certain investors to the IRS. The administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors.
Federal tax reform efforts will continue which may involve tax uncertainties and risks.
It is anticipated that the U.S. Congress will continue examining proposals that would provide for a comprehensive overhaul of U.S. Federal income tax laws, which could result in sweeping changes to many longstanding tax rules. Reform efforts could result in lower statutory tax rates, but those rate reductions could be offset by tax changes intended to broaden the tax base. As noted above in the discussion of “Risks Related to Our Organization and Structure,” tax reform legislation could require many entities currently operating as partnerships to be taxed as corporations and could cause income from carried interests to be taxed as ordinary income.
In addition, tax reform could include other base-broadening provisions spanning a variety of industry sectors, which also could adversely affect our business. For example, proposals affecting financial institutions and products may include changing the tax treatment of executive compensation, including bonuses, as well as the tax treatment of derivatives and other financial instruments. Other changes could include limiting or eliminating certain tax benefits currently available to cash value life insurance and deferred annuity products. Enactment of these or similar changes could adversely affect new sales, and possibly funding, of existing cash value life insurance and deferred annuity products.
Other proposals likely to emerge in the context of fundamental tax reform include: changes to the accelerated cost recovery system, mandatory amortization of certain advertising expenditures, repeal of the domestic production deduction, reforms to the subpart F rules, repeal of the last-in/first-out accounting rules, repeal of incentives currently available to oil and natural gas exploration and production companies, and limitations on the net operating loss deduction. The tax reform debate also may encompass proposals to move the United States toward a territorial system for taxing foreign-source income of United States multinationals and the possibility of a one-time transition tax on previously untaxed foreign earnings. Many of these proposals were included in the tax reform discussion draft that then-House Ways and Means Committee Chairman Dave Camp released in 2014; others were included in various budget proposals President Obama has released during his presidency. It is not possible to predict when tax reform will be enacted and what impact tax reform, if enacted, would have on our funds and our business, but there is the potential for significant changes in U.S. federal laws related to the tax treatment of products and services provided by Apollo and investments made by our funds.
We may hold or acquire certain investments through an entity classified as a PFIC or CFC for U.S. Federal income tax purposes.
Certain of our investments may be in foreign corporations or may be acquired through foreign subsidiaries that would be classified as corporations for U.S. Federal income tax purposes. Such entities may be passive foreign investment companies, or “PFICs,” or controlled foreign corporations, or “CFCs,” for U.S. Federal income tax purposes. For example, APO (FC), LLC and APO (FC II), LLC are considered to be CFCs for U.S. Federal income tax purposes. Class A shareholders indirectly owning an interest in a PFIC or a CFC may experience adverse U.S. tax consequences, including the recognition of taxable income prior to the receipt of cash relating to such income. In addition, gain on the sale of a PFIC or CFC may be taxable at ordinary income tax rates.
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
In addition, our taxable income and losses will be determined and apportioned among investors using conventions we regard as consistent with applicable law. As a result, if you transfer your Class A shares, you may be allocated income, gain, loss and deduction realized by us after the date of transfer. Similarly, a transferee may be allocated income, gain, loss and deduction realized by us prior to the date of the transferee’s acquisition of our Class A shares. A transferee may also bear the cost of withholding tax imposed with respect to income allocated to a transferor through a reduction in the cash distributed to the transferee.
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
We will not make investments through taxable U.S. corporations solely for the purpose of limiting unrelated business taxable income (“UBTI”) from “debt-financed” property and, thus, an investment in Class A shares will give rise to UBTI to tax-exempt holders of Class A shares. For example, APO Asset Co., LLC will hold interests in entities treated as partnerships, or otherwise subject to tax on a flow-through basis, that will incur indebtedness. Moreover, if the IRS successfully asserts that we are engaged in a trade or business, then additional amounts of income could be treated as UBTI.
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
We may be liable for adjustments to our tax returns as a result of recently enacted legislation.
Legislation was recently enacted that significantly changes the rules for U.S. Federal income tax audits of partnerships. Such audits will continue to be conducted at the partnership level, but with respect to tax returns for taxable years beginning after December 31, 2017, any adjustments to the amount of tax due (including interest and penalties) will be payable by the partnership rather than the partners of such partnership unless the partnership qualifies for and affirmatively elects an alternative procedure. In general, under the default procedures, taxes imposed on us would be assessed at the highest rate of tax applicable for the reviewed year and determined without regard to the character of the income or gain, the tax status of our shareholders or the benefit of any shareholder-level tax attributes (that could otherwise reduce any tax due).
Under the elective alternative procedure, we would issue information returns to persons who were shareholders in the audited year, who would then be required to take the adjustments into account in calculating their own tax liability, and we would not be liable for the adjustments to the amount of tax due (including interest and penalties). The mechanics of the elective alternative procedure are not clear in a number of respects and will likely be clarified by future guidance. Our manager has discretion whether or not to make use of this elective alternative procedure and has not determined whether or to what extent the election will be available or appropriate.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES
Our principal executive offices are located in leased office space at 9 West 57th Street, New York, New York 10019. We also lease the space for our offices in New York, Los Angeles, Houston, Chicago, Bethesda, Toronto, London, Frankfurt, Madrid, Luxembourg, Mumbai, Delhi, Singapore, Hong Kong and Shanghai. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our businesses.

ITEM 3.	LEGAL PROCEEDINGS
See note 16 to our consolidated financial statements for a summary of the Company’s legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II—OTHER INFORMATION

ITEM 5.	MARKETS FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A shares are traded on the NYSE under the symbol “APO.” Our Class A shares began trading on the NYSE on March 30, 2011.
The number of holders of record of our Class A shares as of February 26, 2016 was 21. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers. As of February 26, 2016, there was 1 holder of our Class B share.
The following table sets forth the high and low intra-day sales prices per unit of our Class A shares, for the periods indicated, as reported by the NYSE:

	Sales Price
2015	High	Low
First Quarter	$25.80	$20.96
Second Quarter	23.33	20.78
Third Quarter	22.61	15.35
Fourth Quarter	19.18	14.15

	Sales Price
2014	High	Low
First Quarter	$36.51	$29.91
Second Quarter	32.44	24.06
Third Quarter	28.18	22.41
Fourth Quarter	25.18	20.02

Cash Distribution Policy
The following table sets forth the cash distributions paid to our Class A shareholders for the fiscal years ended December 31, 2015 and 2014.

Distribution Payment Date	Distribution Per Class A Share Amount
February 26, 2014	$1.08
May 30, 2014	0.84
August 29, 2014	0.46
November 21, 2014	0.73
Total 2014 distribution	$3.11
February 27, 2015	$0.86
May 29, 2015	0.33
August 31, 2015	0.42
November 30, 2015	0.35
Total 2015 distribution	$1.96
We have declared an additional cash distribution of $0.28 per Class A share in respect of the fourth quarter of 2015 which will be paid on February 29, 2016 to holders of record of Class A shares at the close of business on February 19, 2016.
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

•
First, we will cause one or more entities in the Apollo Operating Group to make a distribution to all of its partners, including our wholly-owned subsidiaries APO Corp., APO Asset Co., LLC, APO (FC), LLC, APO (FC II), LLC and APO UK (FC), LLC (as applicable), and Holdings, on a pro rata basis;

•
Second, we will cause our intermediate holding companies, APO Corp., APO Asset Co., LLC, APO (FC), LLC, APO (FC II), LLC and APO UK (FC), LLC (as applicable), to distribute to us, from their net after-tax proceeds, amounts equal to the aggregate distribution we have declared; and

•	Third, we will distribute the proceeds received by us to our Class A shareholders on a pro rata basis.
Payments that any of our intermediate holding companies make under the tax receivable agreement will reduce amounts that would otherwise be available for distribution by us on our Class A shares. See note 15 to our consolidated financial statements.
Under Delaware law we are prohibited from making a distribution to the extent that our liabilities, after such distribution, exceed the fair value of our assets. Our operating agreement does not contain any restrictions on our ability to make distributions, except that we may only distribute Class A shares to holders of Class A shares. The debt arrangements, as described in note 12 to our consolidated financial statements, do not contain restrictions on our or our subsidiaries' ability to pay distributions; however, instruments governing indebtedness that we or our subsidiaries incur in the future may contain restrictions on our or our subsidiaries' ability to pay distributions or make other cash distributions to equity holders.
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
As of December 31, 2015, approximately 12.5 million RSUs granted to Apollo employees (net of forfeited awards) were entitled to distribution equivalents, which are paid in cash.

Securities Authorized for Issuance Under Equity Compensation Plans
See the table under “Securities Authorized for Issuance Under Equity Compensation Plans” set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Unregistered Sale of Equity Securities

On October 9, 2015, November 3, 2015, November 12, 2015 and December 10, 2015 we issued 518,849, 1,523,155, 782 and 549 Class A shares, respectively, net of taxes to Apollo Management Holdings, L.P., a subsidiary of Apollo Global Management, LLC, in connection with deliveries of shares to participants in our 2007 equity incentive plan for an aggregate purchase price of $9,681,722, $28,635,314, $14,256 and $10,321, respectively. The issuances were exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.
Class A Shares Repurchases in the Fourth Quarter of 2015
The following table sets forth purchases of our Class A shares made by us or on our behalf in the fourth quarter of the year ended December 31, 2015.

Period	Total Number of Class A Shares Purchased(1)	Average Price Paid per Share
October 1, 2015 through October 31, 2015	—	—
November 1, 2015 through November 30, 2015	3,865	$18.19
December 1, 2015 through December 31, 2015	—	—
Total	3,865

(1)
During the fourth quarter of the year ended December 31, 2015, we repurchased a number of our Class A shares equal to the number of Class A restricted shares issued under our equity incentive plan during the quarter. All such repurchases were made in open-market transactions and not pursuant to a publicly-announced repurchase plan or program.

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
The selected historical consolidated statements of operations data of Apollo Global Management, LLC for each of the years ended December 31, 2015, 2014 and 2013 and the selected historical consolidated statements of financial condition data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements which are included in “Item 8. Financial Statements and Supplementary Data.”

We derived the selected historical consolidated statements of operations data of Apollo Global Management, LLC for the years ended December 31, 2012 and 2011 and the selected consolidated statements of financial condition data as of December 31, 2013, 2012 and 2011 from our audited consolidated financial statements which are not included in this report.

	Year Ended December 31,
	2015(3)	2014	2013	2012	2011
	(dollars in thousands, except per share amounts)
Statement of Operations Data
Revenues:
Advisory and transaction fees from affiliates, net	$14,186	$315,587	$196,562	$149,544	$81,953
Management fees from affiliates	930,194	850,441	674,634	580,603	487,559
Carried interest income (loss) from affiliates	97,290	394,055	2,862,375	2,129,818	(397,880)
Total Revenues	1,041,670	1,560,083	3,733,571	2,859,965	171,632
Expenses:
Compensation and benefits:
Salary, bonus and benefits	354,524	338,049	294,753	274,574	251,095
Equity-based compensation	97,676	126,320	126,227	598,654	1,149,753
Profit sharing expense	85,229	276,190	1,173,255	872,133	(60,070)
Total Compensation and Benefits	537,429	740,559	1,594,235	1,745,361	1,340,778
Interest expense	30,071	22,393	29,260	37,116	40,850
General, administrative and other	102,255	97,663	98,202	87,961	75,558
Professional fees	68,113	82,030	83,407	64,682	59,277
Occupancy	40,219	40,427	39,946	37,218	35,816
Placement fees	8,414	15,422	42,424	22,271	3,911
Depreciation and amortization	44,474	45,069	54,241	53,236	26,260
Total Expenses	830,975	1,043,563	1,941,715	2,047,845	1,582,450
Other Income:
Net gains (losses) from investment activities	121,723	213,243	330,235	288,244	(129,827)
Net gains (losses) from investment activities of consolidated variable interest entities	19,050	22,564	199,742	(71,704)	24,201
Income from equity method investments	14,855	53,856	107,350	110,173	13,923
Interest income	3,232	10,392	12,266	9,693	4,731
Other income, net	7,673	60,592	40,114	1,964,679	205,520
Total Other Income	166,533	360,647	689,707	2,301,085	118,548
Income (loss) before income tax provision	377,228	877,167	2,481,563	3,113,205	(1,292,270)
Income tax provision	(26,733)	(147,245)	(107,569)	(65,410)	(11,929)
Net Income (Loss)	350,495	729,922	2,373,994	3,047,795	(1,304,199)
Net (income) loss attributable to Non-controlling Interests(1)(2)	(215,998)	(561,693)	(1,714,603)	(2,736,838)	835,373
Net Income (Loss) Attributable to Apollo Global Management, LLC	$134,497	$168,229	$659,391	$310,957	$(468,826)
Distributions Declared per Class A Share	$1.96	$3.11	$3.95	$1.35	$0.83
Net Income (Loss) Available to Class A Share – Basic	$0.61	$0.62	$4.06	$2.06	$(4.18)
Net Income (Loss) Available to Class A Share –Diluted	$0.61	$0.62	$4.03	$2.06	$(4.18)

	Year Ended December 31,
	2015(3)	2014	2013	2012	2011
		(in thousands)
Statement of Financial Condition Data
Total assets	$4,559,808	$23,172,788	$22,474,674	$20,634,810	$7,973,314
Debt (excluding obligations of consolidated variable interest entities)	1,025,255	1,027,965	746,693	735,771	935,957
Debt obligations of consolidated variable interest entities	801,270	14,123,100	12,423,962	11,834,955	3,189,837
Total shareholders’ equity	1,388,981	5,943,461	6,688,722	5,703,383	2,648,321
Total Non-controlling Interests	739,476	4,156,979	4,051,453	3,036,565	1,921,920

(1)
Reflects Non-controlling Interests attributable to AAA (for all periods prior to January 1, 2015), consolidated variable interest entities and the remaining interests held by certain individuals who receive an allocation of income from certain of our credit management companies.

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

(3)
Apollo adopted new U.S. GAAP consolidation and collateralized financing entity (“CFE”) guidance during the year ended December 31, 2015 which resulted in the deconsolidation of certain funds and VIEs as of January 1, 2015 and a measurement alternative of the financial assets and liabilities of the remaining consolidated CLOs. The adoption did not impact net income attributable to Apollo Global Management, LLC, but did impact various line items within the statements of operations and financial condition. See note 2 to the consolidated financial statements for details regarding the Company’s adoption of the new consolidation and CFE guidance.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Apollo Global Management, LLC’s consolidated financial statements and the related notes as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section of this report entitled “Item 1A. Risk Factors.” The highlights listed below have had significant effects on many items within our consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.

General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in private equity, credit and real estate with significant distressed expertise and a flexible mandate in the majority of our funds which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 25 years and lead a team of 945 employees, including 353 investment professionals, as of December 31, 2015.
Apollo conducts its management and incentive businesses primarily in the United States and substantially all of its revenues are generated domestically. These businesses are conducted through the following three reportable segments:

(i)	Private equity—primarily invests in control equity and related debt instruments, convertible securities and distressed debt instruments;

(ii)	Credit—primarily invests in non-control corporate and structured debt instruments including performing, stressed and distressed instruments across the capital structure; and

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

As of December 31, 2015, we had total AUM of $170.1 billion across all of our businesses. More than 90% of our total AUM was in funds with a contractual life at inception of seven years or more, and 49% of such AUM was in permanent capital vehicles. On December 31, 2013, Fund VIII held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of December 31, 2015, Fund VIII had $13.0 billion of uncalled commitments remaining. Additionally, Fund VII held a final closing in December 2008, raising a total of $14.7 billion, and as of December 31, 2015, Fund VII had $2.5 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through December 31, 2015. Apollo’s traditional private equity funds’ depreciation was (0.2)% for the year ended December 31, 2015.
For our credit segment, total gross and net returns, excluding assets managed by Athene Asset Management that are not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo, were 1.3% and 0.3%, respectively, for the year ended December 31, 2015.
For our real estate segment, total gross and net returns for U.S. RE Fund I including co-investment capital were 16.3% and 12.0%, respectively, for the year ended December 31, 2015.
For further detail related to fund performance metrics across all of our businesses, see “—The Historical Investment Performance of Our Funds.”
Holding Company Structure
The diagram below depicts our current organizational structure:

Managing Partners
100% of LP Units
BRH Holdings GP, Ltd. (Class B Share)(2)(5)
GP
BRH Holdings, L.P.(3)
60.92% of Total Voting Power
89.00% of LP Units
Class A Shareholders (Class A Shares)(1)
AGM Management, LLC(5) (Our Manager)
GP
11.00% of LP Units
Contributing Partners
AP Professional Holdings, L.P. (54.07% of Apollo Operating Group Units)(4)
39.08% of Total Voting Power
54.07% of the LP Units of Each Apollo Operating Group Entity
Apollo Global Management, LLC
(45.93% of Apollo Operating Group Units)(6)
Intermediate Holding Companies
100%
100%
100%
100%
100%
APO Asset Co., LLC
APO (FC), LLC
APO UK (FC), LLC
APO (FC II), LLC
APO Corp.
45.93% of the LP units of certain Apollo Operating Group Entities
45.93% of the LP units of certain Apollo Operating Group Entities
45.93% of the LP units of certain Apollo Operating Group Entities
45.93% of the LP units of certain Apollo Operating Group Entities
45.93% of the LP units of certain Apollo Operating Group Entities
Apollo Operating Group

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of the date of the filing of this Annual Report on Form 10-K.

(1)
The Strategic Investors hold 24.50% of the Class A shares outstanding and 11.25% of the economic interests in the Apollo Operating Group. The Class A shares held by investors other than the Strategic Investors represent 39.08% of the total voting power of our shares entitled to vote and 34.68% of the economic interests in the Apollo Operating Group. Class A shares held by the Strategic Investors do not have voting rights. However, such Class A shares will become entitled to vote upon transfers by a Strategic Investor in accordance with the agreements entered into in connection with the investments made by the Strategic Investors.

(2)
Our Managing Partners own BRH Holdings GP, Ltd., which in turn holds our only outstanding Class B share. The Class B share represents 60.92% of the total voting power of our shares entitled to vote but no economic interest in Apollo Global Management, LLC. Our Managing Partners’ economic interests are instead represented by their indirect beneficial ownership, through Holdings, of 48.12% of the limited partner interests in the Apollo Operating Group.

(3)	Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles, limited partner interests in Holdings.

(4)
Holdings owns 54.07% of the limited partner interests in each Apollo Operating Group entity (“AOG Units”). The AOG Units held by Holdings are exchangeable for Class A shares. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 48.12% of the AOG Units. Our Contributing Partners, through their ownership interests in Holdings, beneficially own 5.95% of the AOG Units.

(5)	BRH Holdings GP, Ltd. is the sole member of AGM Management, LLC, our manager. The management of Apollo Global Management, LLC is vested in our manager as provided in our operating agreement.

(6)
Represents 45.93% of the limited partner interests in each Apollo Operating Group entity, held through intermediate holding companies. Apollo Global Management, LLC, also indirectly owns 100% of the general partner interests in each Apollo Operating Group entity.

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
In terms of equity markets, 2015 was a more challenging year compared to the mixed backdrop in 2014. In the U.S., the S&P 500 Index declined 0.7% during 2015 following an increase of 11.4% in 2014. Outside the U.S., global equity markets fell for the second consecutive year as measured by the MSCI All Country World ex USA Index, which declined 2.6% during 2015 after falling 3.9% in 2014.
Conditions in the credit markets also have a significant impact on our business, and in 2015, many indices reversed course from the gains seen in 2014. The BofAML HY Master II Index declined 4.6% in 2015 following an increase of 2.5% in 2014. In addition, the S&P/LSTA Leveraged Loan Index fell 0.7% in 2015 following an increase of 1.6% in 2014. Benchmark interest rates finished the year slightly up following the first increase in the federal funds rate by the Federal Reserve in nearly a decade. As a result, the U.S. 10-year Treasury yield rallied 23 basis points in the fourth quarter to finish the year up 10 basis points at 2.27%.
Foreign exchange rates can materially impact the valuations of our funds’ investments that are denominated in currencies other than the U.S. dollar. For example, relative to the U.S. dollar, the Euro depreciated 10.2% in 2015 after depreciating 12.0% in 2014, while the British pound depreciated 5.4% in 2015 after depreciating 5.9% in 2014. Commodities generally saw price declines in 2015 after a particularly weak fourth quarter that was driven by depreciation in oil. The price of crude oil declined 17.9% during the fourth quarter and 30.5% for the full year primarily due to oversupply dynamics.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 2.4%, the same level growth observed in 2014. As of January 2016, The International Monetary Fund estimated that the U.S. economy will expand by 2.6% in 2016. Additionally, the U.S. unemployment rate continued to decline and stood at 5.0% as of December 31, 2015, compared to 5.1% as of September 30, 2015, marking the lowest level since April 2008.

Despite a more challenging equity and credit market backdrop in 2015 versus 2014, Apollo continued to generate realizations for fund investors. Apollo returned $1.9 billion and $8.5 billion of capital and realized gains to the investors in the funds it manages during the fourth quarter of 2015 and full year ended December 31, 2015, respectively. In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to launch new products and pursue attractive strategic growth opportunities. As such, Apollo had $12.3 billion and $23.7 billion of capital inflows during the fourth quarter of 2015 and full year ended December 31, 2015, respectively.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its fund investors by focusing on opportunities that management believes are often overlooked by other investors. Apollo had $4.1 billion and $13.1 billion of dollars invested during the fourth quarter of 2015 and full year ended December 31, 2015, respectively. We believe Apollo’s expertise in credit and its focus on nine core industry sectors, combined with 25 years of investment experience, has allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors include chemicals, natural resources, consumer and retail, distribution and transportation, financial and business services, manufacturing and industrial, media and cable and leisure, packaging and materials and the satellite and wireless industries. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods.

Managing Business Performance
We believe that the presentation of Economic Income (Loss) (previously referred to as Economic Net Income), or “EI”, supplements a reader’s understanding of the economic operating performance of each of our segments.
Economic Income (Loss)
EI has certain limitations in that it does not take into account certain items included under U.S. GAAP. EI represents segment income (loss) before income tax provision excluding transaction-related charges arising from the 2007 private placement, and any acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. In addition, segment data excludes non-cash revenue and expense related to equity awards granted by unconsolidated affiliates to employees of the Company, as well as the assets, liabilities and operating results of the funds and VIEs that are included in the consolidated financial statements. We believe the exclusion of the non-cash charges related to the 2007 Reorganization for equity-based compensation provides investors with a meaningful indication of our performance because these charges relate to the equity portion of our capital structure and not our core operating performance. Economic Net Income (Loss) (previously referred to as ENI After Taxes), or “ENI”, represents EI adjusted to reflect income tax provision on EI that has been calculated assuming that all income is allocated to Apollo Global Management, LLC, which would occur following an exchange of all AOG Units for Class A shares of Apollo Global Management, LLC. The economic assumptions and methodologies that impact the implied income tax provision are similar to those methodologies and certain assumptions used in calculating the income tax provision for Apollo’s consolidated statements of operations under U.S. GAAP.
We further evaluate EI based on what we refer to as our “management business” and “incentive business”. Our management business is generally characterized by the predictability of its financial metrics, including revenues and expenses. The management business includes management fee revenues, advisory and transaction fee revenues, carried interest income from one of our opportunistic credit funds and expenses, each of which we believe are more stable in nature. The financial performance of our incentive business is partially dependent upon quarterly mark-to-market unrealized valuations in accordance with U.S. GAAP guidance applicable to fair value measurements. The incentive business includes carried interest income, income from equity method investments and profit sharing expense that are associated with our general partner interests in the Apollo funds, which are generally less predictable and more volatile in nature.
We believe that EI is helpful for an understanding of our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed below in “—Overview of Results of Operations” that have been prepared in accordance with U.S. GAAP. See note 18 to the consolidated financial statements for more details regarding management’s consideration of EI.
EI may not be comparable to similarly titled measures used by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. We use EI as a measure of operating performance, not as a measure of liquidity. EI should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with U.S. GAAP. The use of EI without consideration of related U.S. GAAP measures is not adequate due to the adjustments described above. Management compensates for these limitations by using EI as a supplemental measure to U.S. GAAP results, to provide a more complete understanding of our performance as management measures it. A reconciliation of EI to its most directly comparable U.S. GAAP measure of income (loss) before income tax provision can be found in the notes to our financial statements.
During the first quarter of 2015, the Company redefined EI to exclude transaction-related charges related to contingent consideration associated with acquisitions, resulting in the following impact to our credit segment for the years ended December 31, 2014 and 2013:

	Impact of Revised Definition on Economic Income (Loss)(1)
	Total EI as Previously Reported	Impact of Revised Definition	Total EI After Revised Definition
For the Year Ended December 31, 2014	$755,546	$(495)	$755,051
For the Year Ended December 31, 2013	2,127,651	61,449	2,189,100

(1)	See note 18 to our consolidated financial statements for further detail regarding the impact of the revised definition on Economic Income (Loss).
Additionally, interest expense, net of interest income (“net interest expense”) was reallocated from the management business to the incentive business to align with the earnings from our investments which are principally funded by our outstanding debt. This reallocation resulted in an increase in management business EI and a corresponding decrease in incentive business EI for the years ended December 31, 2014 and 2013 in the amounts listed below:

	Net Interest Expense Reclassification
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Combined Segments
For the Year Ended December 31, 2014	$7,883	$9,275	$1,941	$19,099
For the Year Ended December 31, 2013	10,702	9,685	2,804	23,191
As it relates to the reclassification of net interest expense described above, the impact to the combined segments total Economic Income (Loss) for all periods presented was zero.
These changes have been made to prior period financial data to conform to the current period presentation.
Distributable Earnings

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
Fee-Related EBITDA

Fee-related EBITDA is a non-U.S. GAAP measure derived from our segment reported results and is used to assess the performance of our operations as well as our ability to service current and future borrowings. Fee-related EBITDA represents management business economic income (“EI”) plus amounts for equity-based compensation and depreciation and amortization. “Fee-related EBITDA +100% of net realized carried interest” represents fee-related EBITDA plus realized carried interest less realized profit sharing, combining operating results of the management business and incentive business.

Operating Metrics
We monitor certain operating metrics that are common to the alternative investment management industry. These operating metrics include Assets Under Management, capital deployed and uncalled commitments.
Assets Under Management
Prior period AUM amounts previously not reported within Apollo’s three reporting segments have been recast based on expected deployment across each respective segment.
The table below presents Fee-Generating and Non-Fee-Generating AUM by segment as of December 31, 2015 and 2014:

	As of December 31,
	2015				2014
	Private Equity	Credit	Real Estate	Total	Private Equity	Credit	Real Estate	Total
	(in millions)
Fee-Generating	$29,258	$101,522	$7,317	$138,097	$30,285	$92,192	$6,237	$128,714
Non-Fee-Generating	8,244	19,839	3,943	32,026	11,014	16,767	3,301	31,082
Total Assets Under Management	$37,502	$121,361	$11,260	$170,123	$41,299	$108,959	$9,538	$159,796
The table below presents AUM with Future Management Fee Potential, which is a component of Non-Fee-Generating AUM, for each of Apollo’s three segments as of December 31, 2015 and 2014.

	As of December 31,
	2015	2014
	(in millions)
Private Equity	$2,093	$2,265
Credit	5,763	5,118
Real Estate	986	729
Total AUM with Future Management Fee Potential	$8,842	$8,112

The following table presents the components of Carry-Eligible AUM for each of Apollo’s three segments as of December 31, 2015 and 2014:

	As of December 31,
	2015				2014
	Private Equity	Credit	Real Estate	Total	Private Equity	Credit	Real Estate	Total
	(in millions)
Carry-Generating AUM	$9,461	$16,923	$516	$26,900	$14,463	$16,218	$828	$31,509
AUM Not Currently Generating Carry	6,793	21,583	865	29,241	2,500	14,243	965	17,708
Uninvested Carry-Eligible AUM	16,528	8,701	1,059	26,288	19,413	8,552	821	28,786
Total Carry-Eligible AUM	$32,782	$47,207	$2,440	$82,429	$36,376	$39,013	$2,614	$78,003

The following table presents AUM Not Currently Generating Carry for funds that have commenced investing capital for more than 24 months as of December 31, 2015 and the corresponding appreciation required to reach the preferred return or high watermark in order to generate carried interest:

Category / Fund	Invested AUM Not Currently Generating Carry	Investment Period Active > 24 Months	Appreciation Required to Achieve Carry(1)
	(in millions)
Private Equity:
Fund VIII	$5,001	$5,001	10%
Other PE	1,792	$1,275	21%
Total Private Equity	6,793	6,276	12%
Credit:
Drawdown	5,181	4,070	25%
Liquid/Performing	16,402	1,257	< 250bps
		6,488	250-500bps
		1,175	> 500bps
Permanent capital vehicles ex Athene Non-Sub-Advised	—	—	NM
Total Credit	21,583	12,990	11%
Real Estate:
Total Real Estate	865	734	> 500bps
Total	$29,241	$20,000

(1)
All investors in a given fund are considered in aggregate when calculating the appreciation required to achieve carry presented above. Appreciation required to achieve carry may vary by individual investor.

The components of Fee-Generating AUM by segment as of December 31, 2015 and 2014 are presented below:

	As of December 31, 2015
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$20,315		$5,787	$376	$26,478
Fee-Generating AUM based on invested capital	8,094		3,860	4,180	16,134
Fee-Generating AUM based on gross/adjusted assets	506		83,728	2,671	86,905
Fee-Generating AUM based on NAV	343		8,147	90	8,580
Total Fee-Generating AUM	$29,258	(1)	$101,522	$7,317	$138,097

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2015 was 73 months.

	As of December 31, 2014
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$20,080		$6,191	$173	$26,444
Fee-Generating AUM based on invested capital	9,368		3,100	3,968	16,436
Fee-Generating AUM based on gross/adjusted assets	837		75,585	1,961	78,383
Fee-Generating AUM based on NAV	—		7,316	135	7,451
Total Fee-Generating AUM	$30,285	(1)	$92,192	$6,237	$128,714

(1) The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2014 was 72 months.

 The following table presents total AUM and Fee-Generating AUM amounts for our private equity segment:

	Total AUM		Fee-Generating AUM
	As of December 31,		As of December 31,
	2015	2014	2015	2014
	(in millions)
Traditional Private Equity Funds(1)	$30,665	$35,310	$24,826	$27,181
Natural Resources	2,909	1,348	2,436	1,295
Other(2)	3,928	4,641	1,996	1,809
Total	$37,502	$41,299	$29,258	$30,285

(1)
Refers to Apollo Investment Fund I, L.P. (“Fund I”), AIF II, L.P. (“Fund II”), MIA, Apollo Investment Fund III, L.P. (together with its parallel funds, “Fund III”), Fund IV, Fund V, Fund VI, Fund VII and Fund VIII.

(2)	Includes co-investments contributed to Athene by AAA through its investment in AAA Investments as discussed in note 15 of the consolidated financial statements.
The following table presents total AUM and Fee-Generating AUM amounts for our credit segment by category type:

	Total AUM		Fee-Generating AUM
	As of December 31,		As of December 31,
	2015	2014	2015	2014
	(in millions)
Liquid/Performing	$37,242	$33,396	$30,603	$28,803
Drawdown	19,112	18,480	11,130	10,504
Permanent capital vehicles ex Athene Non-Sub-Advised(1)	15,058	9,371	9,840	5,172
Athene Non-Sub-Advised(1)	49,949	47,713	49,949	47,713
Total	$121,361	$108,960	$101,522	$92,192

(1)
Athene Non-Sub-Advised includes AUM of $44.9 billion and $5.1 billion of Athene Asset Management and Athene Germany (for which a different Apollo subsidiary provides investment advisory services), respectively, AUM, which a different Apollo subsidiary provides investment advisory services for, but excludes $14.6 billion of assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo.

The following table presents total AUM and Fee-Generating AUM amounts for our real estate segment:

	Total AUM		Fee-Generating AUM
	As of December 31,		As of December 31,
	2015	2014	2015	2014
	(in millions)
Debt	$7,737	$6,420	$5,477	$4,785
Equity	3,523	3,118	1,840	1,452
Total	$11,260	$9,538	$7,317	$6,237

During the first quarter of 2015, the Company changed the presentation of the components of total AUM and Fee-Generating AUM to inflows, outflows, net flows, realizations and market activity as noted below. As such, prior periods were reclassified to conform with the current period presentation. The following tables summarize changes in total AUM for each of Apollo’s three segments for the years ended December 31, 2015 and 2014:

	For the Years Ended December 31,
	2015				2014
	Private Equity	Credit	Real Estate	Total	Private Equity	Credit	Real Estate	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$41,299	$108,960	$9,538	$159,797	$50,158	$101,580	$9,439	$161,177
Inflows	2,299	18,201	3,188	23,688	4,078	11,676	2,067	17,821
Outflows(2)	(812)	(3,769)	(71)	(4,652)	(2,126)	(2,507)	(659)	(5,292)
Net Flows	1,487	14,432	3,117	19,036	1,952	9,169	1,408	12,529
Realizations	(4,711)	(2,182)	(1,656)	(8,549)	(11,372)	(3,457)	(1,553)	(16,382)
Market Activity(3)(4)	(573)	151	261	(161)	561	1,668	244	2,473
End of Period	$37,502	$121,361	$11,260	$170,123	$41,299	$108,960	$9,538	$159,797

(1)
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

(2)	Outflows for Total AUM include redemptions of $626.8 million and $718.6 million during the years ended December 31, 2015 and 2014, respectively.

(3)	Includes foreign exchange impacts of $(162.4) million, $(403.7) million and $(136.1) million for private equity, credit and real estate, respectively, during the year ended December 31, 2015.

(4)	Includes foreign exchange impacts of $(146.6) million, $(648.1) million and $(206.7) million for private equity, credit and real estate, respectively, during the year ended December 31, 2014.
Assets Under Management

Total AUM was $170.1 billion at December 31, 2015, an increase of $10.3 billion, or 6.5%, compared to $159.8 billion at December 31, 2014. The net increase was primarily due to:

Net inflows of $19.0 billion primarily related to:

•
a $14.4 billion increase related to funds we manage in the credit segment primarily consisting of subscriptions of $6.0 billion, acquisitions of $7.4 billion primarily attributable to the acquisition of Delta Lloyd Deutschland by Athene Holding of $5.1 billion, and a net change in leverage of $2.0 billion;

•
a $1.5 billion increase related to funds we manage in the private equity segment consisting of subscriptions of $1.9 billion, driven by subscriptions attributable to ANRP II of $1.5 billion, offset by net segment transfers of $0.2 billion and a change in leverage of $0.3 billion; and

•
a $3.1 billion increase related to funds we manage in the real estate segment primarily consisting of subscriptions of $1.2 billion, net segment transfers of $1.0 billion and a change in leverage of $0.4 billion.

Offsetting these increases were:

Realizations of $8.5 billion primarily related to:

•	$4.7 billion related to funds we manage in the private equity segment primarily consisting of distributions of $4.1 billion attributable to certain traditional private equity funds;

•	$2.2 billion related to funds we manage in the credit segment primarily consisting of distributions of $1.1 billion and $0.8 billion in liquid/performing and drawdown funds, respectively; and

•	$1.7 billion related to funds we manage in the real estate segment primarily consisting of distributions of $0.9 billion from our real estate debt funds and $0.3 billion related to the CPI funds.

Market activity of $0.2 billion related to:

•	$0.6 billion of depreciation in the funds we manage in the private equity segment;

•	$0.3 billion of appreciation in the funds we manage in the real estate segment; and

•	$0.2 billion of appreciation in the funds we manage in the credit segment

Total AUM was $159.8 billion at December 31, 2014, a decrease of $1.4 billion or 0.9%, compared to $161.2 billion at December 31, 2013. The net decrease was due to:
Realizations of $16.4 billion primarily related to:

•	$11.4 billion related to funds we manage in the private equity segment primarily consisting of distributions of $10.1 billion attributable to certain traditional private equity funds;

•	$3.5 billion related to funds we manage in the credit segment consisting of distributions of $1.7 billion attributable to certain drawdown funds; and

•	$1.6 billion related to funds we manage in the real estate segment consisting of distributions of $0.7 billion from our real estate debt funds and $0.4 billion related to the CPI funds.

Offsetting these decreases were:
Net inflows of $12.5 billion primarily related to:

•	a $9.2 billion increase related to funds we manage in the credit segment primarily consisting of subscriptions of $6.1 billion and a net change in leverage of $3.5 billion;

•	a $2.0 billion increase related to funds we manage in the private equity segment consisting of subscriptions of $3.0 billion, offset by net segment transfers of $1.2 billion; and

•
a $1.4 billion increase related to funds we manage in the real estate segment primarily consisting of net segment transfers of $1.1 billion and subscriptions of $0.7 billion, offset by a net change in leverage of $0.2 billion.

Market activity of $2.5 billion related to:

•	$1.7 billion of appreciation in the funds we manage in the credit segment;

•	$0.6 billion of appreciation in the funds we manage in the private equity segment; and

•	$0.2 billion of appreciation in the funds we manage in the real estate segment.

The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three segments for the years ended December 31, 2015 and 2014:

	For the Years Ended December 31,
	2015				2014
	Private Equity	Credit	Real Estate	Total	Private Equity	Credit	Real Estate	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$30,285	$92,192	$6,237	$128,714	$34,173	$88,249	$5,946	$128,368
Inflows	2,610	14,702	2,639	19,951	498	7,967	1,816	10,281
Outflows(2)	(794)	(4,328)	(249)	(5,371)	(1,928)	(2,143)	(30)	(4,101)
Net Flows	1,816	10,374	2,390	14,580	(1,430)	5,824	1,786	6,180
Realizations(3)	(2,839)	(1,664)	(1,328)	(5,831)	(2,457)	(2,258)	(1,470)	(6,185)
Market Activity(4)	(4)	620	18	634	(1)	377	(25)	351
End of Period	$29,258	$101,522	$7,317	$138,097	$30,285	$92,192	$6,237	$128,714

(1)
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

(2)	Outflows for Fee-Generating AUM include redemptions of $594.6 million and $474.6 million during the years ended December 31, 2015 and 2014, respectively.

(3)	Includes foreign exchange impacts of $(324.2) million and $(71.6) million for credit and real estate, respectively, during the year ended December 31, 2015.

(4)	Includes foreign exchange impacts of $(404.6) million and $(115.0) million for credit and real estate, respectively, during the year ended December 31, 2014.

Total Fee-Generating AUM was $138.1 billion at December 31, 2015, an increase of $9.4 billion or 7.3%, compared to $128.7 billion at December 31, 2014. The net increase was primarily due to:

Net inflows of $14.6 billion primarily related to:

•
a $10.4 billion increase related to funds we manage in the credit segment primarily consisting of fee-generating capital deployment of $5.1 billion, an increase of $5.1 billion attributable to the acquisition of Delta Lloyd Deutschland by Athene

Holding and subscriptions of $1.7 billion. This was partially offset by $0.6 billion of redemptions and $1.1 billion of net segment transfers;

•
a $1.8 billion increase related to funds we manage in the private equity segment consisting of $1.4 billion of subscriptions attributable to ANRP II and $0.5 billion of fee-generating capital deployment. Offsetting these increases was a change in leverage of $0.1 billion; and

•
a $2.4 billion increase related to funds we manage in the real estate segment consisting of $1.1 billion of fee-generating capital commitments from the Athene Accounts, $0.6 billion of acquisitions and $0.3 billion of subscriptions.

Market activity of $0.6 billion primarily related to appreciation in the funds we manage in the credit segment.

Offsetting these increases were:

Realizations of $5.8 billion primarily related to:

•	$2.8 billion related to funds we manage in the private equity segment primarily driven by distributions of $2.6 billion from certain traditional private equity funds;

•
$1.7 billion related to funds we manage in the credit segment primarily driven by certain of our liquid/performing funds, including returns to CLO investors, and distributions of $0.3 billion from permanent capital vehicles; and

•	$1.3 billion related to funds we manage in the real estate segment primarily driven by distributions in the CPI funds and Athene Accounts of $0.3 billion and $0.4 billion, respectively.

Total Fee-Generating AUM was $128.7 billion at December 31, 2014, an increase of $0.3 billion or 0.3%, compared to $128.4 billion at December 31, 2013. The net increase was due to:
Net inflows of $6.2 billion primarily related to:

•
a $5.8 billion increase related to funds we manage in the credit segment primarily consisting of an increase of $2.8 billion resulting from a change in net leverage, subscriptions of $2.3 billion and fee-generating capital deployment of $1.1 billion. This was partially offset by redemptions of $0.5 billion;

•
a $1.8 billion increase related to funds we manage in the real estate segment consisting of $1.1 billion of fee-generating capital commitments from the Athene Accounts and $0.6 billion of subscriptions; and

•	a $1.4 billion decrease related to funds we manage in the private equity segment consisting of net segment transfers out of $1.3 billion attributable to traditional private equity funds.
Market activity of $0.4 billion primarily related to appreciation in the funds we manage in the credit segment.

Offsetting these increases were:

Realizations of $6.2 billion primarily related to:

•	$2.5 billion related to funds we manage in the private equity segment primarily driven by distributions of $2.1 billion from certain traditional private equity funds;

•	$2.3 billion related to funds we manage in the credit segment primarily driven by certain of our liquid/performing funds and distributions of $0.3 billion from permanent capital vehicles; and

•	$1.5 billion decrease related to funds we manage in the real estate segment primarily driven by distributions in the CPI funds and Athene Accounts of $0.6 billion and $0.4 billion, respectively.
Capital Deployed and Uncalled Commitments
Capital deployed is the aggregate amount of capital that has been invested during a given period by our drawdown funds, SIAs that have a defined maturity date and funds and SIAs in our real estate debt strategy. Uncalled commitments, by contrast, represents unfunded capital commitments that certain of Apollo’s funds and SIAs have received from fund investors to fund future or current fund investments and expenses.
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

Capital Deployed
The following table summarizes by segment the capital deployed for funds and SIAs with a defined maturity date and certain funds and SIAs in Apollo’s real estate debt strategy during the specified reporting periods:

	For the Year Ended December 31,
	2015	2014	2013
	(in millions)
Private Equity	$5,144	$2,163	$2,561
Credit	5,531	5,174	2,865
Real Estate (1)	2,458	2,686	2,534
Total capital deployed	$13,133	$10,023	$7,960

(1)
Included in capital deployed is $2,140 million, $2,320 million and $2,177 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to funds in Apollo’s real estate debt strategy.

Uncalled Commitments
The following table summarizes the uncalled commitments by segment during the specified reporting periods:
.

	As of December 31,
	2015	2014
	(in millions)
Private Equity	$19,487	$22,633
Credit	8,557	9,212
Real Estate	984	997
Total Uncalled Commitments(1)	$29,028	$32,842

(1)
As of December 31, 2015 and 2014, $26.1 billion and $29.3 billion, respectively, represented the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of our funds.

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund IV generated a 12% gross IRR and a 9% net IRR since its inception through December 31, 2015, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through December 31, 2015. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares.”
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

All amounts are as of December 31, 2015, unless otherwise noted:

									As of December 31, 2015
($ in millions)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital(1)	Realized Value(1)	Remaining Cost(1)	Unrealized Value(1)	Total Value(1)	Gross IRR(1)		Net IRR(1)
Private Equity:
Fund VIII	2013	$18,398	$18,377	$4,858	$151	$4,724	$5,034	$5,185	11%		(6)%
Fund VII	2008	7,757	14,677	15,809	28,478	3,923	4,500	32,978	35		27
Fund VI	2006	4,092	10,136	12,457	17,946	3,560	3,349	21,295	12		10
Fund V	2001	373	3,742	5,192	12,681	154	114	12,795	61		44
Fund I, II, III, IV & MIA(3)	Various	46	7,320	8,753	17,398	—	31	17,429	39		26
Traditional Private Equity Funds(4)		$30,666	$54,252	$47,069	$76,654	$12,361	$13,028	$89,682	39%		25%
AION	2013	751	826	277	89	227	173	262	14%		(4)%
ANRP I	2012	1,193	1,323	917	213	773	738	951	2		(3)
ANRP II(5)	—	1,716	1,731	239	14	226	213	227	NM	(2)	NM	(2)
Total Private Equity(10)		$34,326	$58,132	$48,502	$76,970	$13,587	$14,152	$91,122
Credit:
Credit Opportunity Funds
COF III	2014	$3,038	$3,426	$3,211	$711	$2,435	$1,876	$2,587	(17)%		(18)%
COF I & II	2008	439	3,068	3,787	7,349	150	154	7,503	23		20
European Principal Finance Funds
EPF II(6)	2012	3,760	3,412	3,268	1,166	2,101	2,848	4,014	19		9
EPF I(6)	2007	512	1,412	1,855	2,820	25	332	3,152	23		17
Structured Credit Funds
FCI II	2013	2,201	1,555	1,432	342	1,278	1,439	1,781	23		17
FCI	2012	985	559	1,089	645	768	799	1,444	16		12
SCRF III (13)	2015	1,043	1,238	1,025	189	692	813	1,002	NM	(2)	NM	(2)
SCRF I & II (13)	Various	11	222	706	871	8	11	882	27		21
Other Drawdown Funds & SIAs(7)	Various	4,297	5,920	5,886	6,068	1,652	1,195	7,263	9		7
Total Credit(11)		$16,286	$20,812	$22,259	$20,161	$9,109	$9,467	$29,628
Real Estate:
U.S. RE Fund II(5)	—	$398	$395	$251	$9	$247	$252	$261	NM	(2)	NM	(2)
U.S. RE Fund I(8)	2012	595	640	614	461	325	411	872	18%		14%
AGRE Debt Fund I	2011	915	1,390	1,275	796	686	665	1,461	8		7
CPI Funds(9)	Various	1,183	4,927	2,494	2,483	373	206	2,689	17		13
Total Real Estate(12)		$3,091	$7,352	$4,634	$3,749	$1,631	$1,534	$5,283

(1)	Refer to the definitions of Total Invested Capital, Realized Value, Remaining Cost, Unrealized Value, Total Value, Gross IRR and Net IRR described elsewhere in this report.

(2)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

(3)
The general partners and managers of Funds I, II and MIA, as well as the general partner of Fund III, were excluded assets in connection with the 2007 Reorganization. As a result, Apollo did not receive the economics associated with these entities. The investment performance of these funds, combined with Fund IV, is presented to illustrate fund performance associated with Apollo’s Managing Partners and other investment professionals.

(4)	Total IRR is calculated based on total cash flows for all funds presented.

(5)	ANRP II and U.S. RE Fund II were launched prior to December 31, 2015 and have not established their vintage year.

(6)	Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.09 as of December 31, 2015.

(7)
Amounts presented have been aggregated for (i) drawdown funds with AUM greater than $500 million that do not form part of a flagship series of funds and (ii) SIAs with AUM greater than $200 million that do not predominantly invest in other Apollo funds or SIAs. Certain SIAs’ historical figures are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.09 as of December 31, 2015. Additionally, certain SIAs totaling $1.4 billion of AUM have been excluded from Total Invested Capital, Realized Value, Remaining Cost, Unrealized Value and Total Value. These SIAs have an open ended life and a significant turnover in their portfolio assets due to the ability to recycle capital. These SIAs had $8.3 billion of Total Invested Capital through December 31, 2015.

(8)
U.S. RE Fund I, a closed-end private investment fund, has $150 million of co-investment commitments raised, which are included in the figures in the table. A co-invest entity within U.S. RE Fund I is denominated in GBP and translated into U.S. dollars at an exchange rate of £1.00 to $1.47 as of December 31, 2015.

(9)
As part of the acquisition of Citi Property Investors (“CPI”), Apollo acquired general partner interests in fully invested funds. CPI Funds refers to CPI Capital Partners North America, CPI Capital Partners Asia Pacific, CPI Capital Partners Europe and other CPI funds or individual investments of which Apollo is not the general partner or manager and only receives fees pursuant to either a sub-advisory agreement or an investment management and administrative agreement. For CPI Capital Partners North America, CPI Capital Partners Asia Pacific and CPI Capital Partners Europe, the gross and net IRRs are presented in the investment record table since acquisition on November 12, 2010. The aggregate net IRR for these funds from their inception to December 31, 2015 was (1)%. This net IRR was primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo only became the general partner or manager of these funds upon completing the acquisition on November 12, 2010.

(10)
Certain private equity co-investment vehicles and funds with AUM less than $500 million have been excluded. These co-investment vehicles and funds had $3.2 billion of aggregate AUM as of December 31, 2015.

(11)	Certain credit funds and SIAs with AUM less than $500 million and $200 million, respectively, have been excluded. These funds and SIAs had $2.8 billion of aggregate AUM as of December 31, 2015.

(12)
Certain accounts owned by or related to Athene, certain co-investment vehicles and certain funds with AUM less than $500 million have been excluded. These accounts, co-investment vehicles and funds had $5.3 billion of aggregate AUM as of December 31, 2015.

(13)	Remaining cost for certain of our credit funds may include physical cash called, invested or reserved for certain levered investments.

Private Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of December 31, 2015:

	Total Invested Capital	Total Value	Gross IRR
	(in millions)
Distressed for Control	$6,778	$17,999	29%
Non-Control Distressed	6,171	8,445	71
Total	12,949	26,444	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit(1)	34,120	63,238	22
Total	$47,069	$89,682	39%

(1)	Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

The following tables provide additional detail on the composition of the Fund VIII, Fund VII, Fund VI and Fund V private equity portfolios based on investment strategy. Amounts for Fund I, II, III and IV are included in the table above but not presented below as their remaining value is less than $100 million or the fund has been liquidated. All amounts are as of December 31, 2015:
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,189	$2,118
Opportunistic Buyouts	2,339	2,789
Distressed	330	278
Total	$4,858	$5,185
Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,298	$5,466
Opportunistic Buyouts	4,095	9,366
Distressed/Other Credit(2)	9,416	18,146
Total	$15,809	$32,978
Fund VI

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$3,216	$3,943
Opportunistic Buyouts	6,555	12,412
Distressed/Other Credit(2)	2,686	4,940
Total	$12,457	$21,295
Fund V

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$1,605	$4,966
Opportunistic Buyouts	2,165	5,332
Distressed	1,422	2,497
Total	$5,192	$12,795

(1)
Committed capital less unfunded capital commitments for Fund VIII and Fund VII was $5.4 billion and $13.7 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreement or other governing agreements.

(2)	The Distressed investment strategy includes include distressed for control, non-control distressed and other credit.

During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through December 31, 2015), our private equity funds have invested $36.3 billion, of which $18.2 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII, VI and V was 6.1x, 6.1x, 7.7x and 6.6x, respectively, as of the date of the filing of this Annual Report on Form 10-K. Our average entry multiple for a private equity fund is the average of the total enterprise value over an applicable adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) which may incorporate certain adjustments based on investment team’s estimate and we believe captures the true economics of our funds’ investments in portfolio companies.

Credit

The following table presents the AUM and gross and net returns information for Apollo’s credit segment by category type, excluding assets managed by Athene Asset Management that are not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo:

	As of December 31, 2015				Gross Returns	Net Returns
Category	AUM	Fee-Generating AUM	Carry-Eligible AUM	Carry-Generating AUM	For the Year Ended December 31, 2015(1)	For the Year Ended December 31, 2015(1)
	(in millions)
Liquid/Performing	$37,242	$30,603	$21,820	$3,751	1.7%	1.3%
Drawdown(2)	19,112	11,130	16,681	5,171	(1.3)	(2.8)
Permanent capital vehicles ex Athene Non-Sub-Advised(3)	15,058	9,840	8,706	8,001	4.1	0.1
Athene Non-Sub-Advised(3)	49,949	49,949	—	—	N/A	N/A
Total Credit	$121,361	$101,522	$47,207	$16,923	1.3%	0.3%

(1)
The gross and net returns for the year ended December 31, 2015 for total credit excludes assets managed by AAM that are not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo.

(2)
As of December 31, 2015, significant drawdown funds and strategic investment accounts (“SIAs”) had inception-to-date gross and net IRRs of 16.3% and 12.5%, respectively. Significant drawdown funds and SIAs include funds and SIAs with AUM greater than $200 million that do not predominantly invest in other Apollo funds or SIAs.

(3)
Athene Non-Sub-Advised includes $44.9 billion and $5.1 billion of AUM of Athene Asset Management and Athene Germany (for which a different Apollo subsidiary provides investment advisory services), respectively, but excludes $14.6 billion of AUM that was either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo.

Liquid/Performing
The following table summarizes the investment record for funds in the liquid/performing category within Apollo’s credit segment. The significant funds included in the investment record table below have greater than $200 million of AUM and do not predominantly invest in other Apollo funds or SIAs.

			Net Returns
	Vintage Year	Total AUM	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Credit:		(in millions)
Hedge Funds(1)	Various	$7,109	—	3%
CLOs(2)	Various	13,437	2%	2
SIAs / Other(3)	Various	15,797	1	3
Total		$36,343

(1)	Hedge funds includes Apollo Credit Strategies Master Fund Ltd., Apollo Credit Master Fund Ltd., Apollo Credit Short Opportunities Fund and Apollo Value Strategic Fund, L.P.

(2)	CLO returns are calculated based on gross return on invested assets, which excludes cash.

(3)	SIAs / Other excludes $0.9 billion of AUM related to advisory assets under management.

Permanent Capital
The following table summarizes the investment record for our permanent capital vehicles, excluding assets managed by AAA, Athene Asset Management and Athene Germany, by segment:

			Total Returns(1)
	IPO Year (2)	Total AUM	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014
Credit:		(in millions)
MidCap(3)	N/A	$5,233	NM	(4)	N/A
AIF	2013	369	(4)%		NM	(4)
AFT	2011	413	(2)		(1)%
AMTG(5)	2011	3,844	(13)		19
AINV(6)	2004	5,699	(20)		(4)
Real Estate:
ARI(7)	2009	$2,654	17%		11%
Totals		$18,212

(1)
Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

(2)	IPO year represents the year in which the vehicle commenced trading on a national securities exchange.

(3)	MidCap is not a publicly traded vehicle and therefore IPO year is not applicable.

(4)
Returns have not been presented as the Permanent Capital Vehicle commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

(5)
All amounts are as of September 30, 2015 except for total returns. Refer to www.apolloresidentialmortgage.com for the most recent financial information on AMTG. The information contained on AMTG’s website is not part of this report.

(6)
All amounts are as of September 30, 2015 except for total returns. Refer to www.apolloic.com for the most recent financial information on AINV. The information contained on AINV’s website is not part of this report. Includes $1.4 billion of AUM related to a non-traded business development company sub-advised by Apollo. Total returns exclude performance of the non-traded business development company.

(7)
All amounts are as of September 30, 2015 except for total returns. Refer to www.apolloreit.com for the most recent financial information on ARI. The information contained on ARI's website is not part of this report.

Athene and SIAs

As of December 31, 2015, Athene Asset Management had $59.5 billion of total AUM in accounts owned by or related to Athene, of which approximately $14.6 billion, was either sub-advised by Apollo or invested in Apollo funds and investment vehicles. Of the approximately $14.6 billion of AUM, the vast majority were in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities, and insurance-linked securities. As of December 31, 2015, Athene Germany had $5.1 billion of total AUM, for which a different Apollo subsidiary provides investment advisory services.

As of December 31, 2015, Apollo managed approximately $17 billion of total AUM in SIAs, which include certain SIAs in the investment record tables above and capital deployed from certain SIAs across Apollo’s private equity, credit, and real estate funds.

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
As of December 31, 2015, approximately 60% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 40% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our private equity, credit and real estate segments, the percentage determined using market-based valuation methods as of December 31, 2015 was 27%, 74% and 47%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest” for a discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
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

The table below presents an analysis of Apollo’s (i) carried interest receivable on an unconsolidated basis and (ii) realized and unrealized carried interest income (loss) for Apollo’s combined segments’ incentive business as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013:

	As of December 31, 2015		As of December 31, 2014		For the Year Ended December 31, 2015			For the Year Ended December 31, 2014			For the Year Ended December 31, 2013
	Carried Interest Receivable on an Unconsolidated Basis				Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income (Loss)	Total Carried Interest Income (Loss)	Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income	Total Carried Interest Income (Loss)	Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income	Total Carried Interest Income (Loss)
	(in thousands)
Private Equity Funds:
Fund VII(1)	$68,733		$288,182		$(219,449)	$229,679	$10,230	$(602,615)	$902,421	$299,806	$(13,458)	$1,163,399	$1,149,941
Fund VI(1)	52,561		183,422		(130,861)	78,812	(52,049)	(514,122)	401,449	(112,673)	427,281	760,345	1,187,626
Fund V	—	(3)	3,169	(3)	(13,947)	—	(13,947)	(39,880)	44,850	4,970	(91,202)	99,131	7,929
Fund IV	6,196		5,636		560	640	1,200	(2,093)	—	(2,093)	(3,173)	1,736	(1,437)
AAA/Other(2)	246,381	(3)	191,511	(3)	49,536	30,691	80,227	(37,383)	79,356	41,973	135,274	37,913	173,187
Total Private Equity Funds	373,871		671,920		(314,161)	339,822	25,661	(1,196,093)	1,428,076	231,983	454,722	2,062,524	2,517,246
Total Private Equity Funds, net of profit share	254,888		431,305		(184,903)	163,992	(20,911)	(693,146)	746,756	53,610	307,047	1,179,795	1,486,842
Credit Category:
Drawdown	163,863	(3)	182,606	(3)	(69,127)	70,970	1,843	(93,140)	216,044	122,904	(71,707)	291,676	219,969
Liquid/Performing	48,933		73,679		(21,808)	27,557	5,749	(63,504)	64,990	1,486	15,139	101,662	116,801
Permanent capital vehicles ex AAM	28,048		10,502		10,401	40,625	51,026	—	—	—	—	—	—
Total Credit Funds	240,844		266,787		(80,534)	139,152	58,618	(156,644)	281,034	124,390	(56,568)	393,338	336,770
Total Credit Funds, net of profit share	75,472		80,501		(70,171)	94,405	24,234	(141,285)	181,887	40,602	(43,032)	298,525	255,493
Real Estate Funds:
CPI Funds	1,379		1,521		(240)	2,496	2,256	(3,809)	640	(3,169)	(5,207)	542	(4,665)
U.S. RE Fund I	20,728		11,448		7,547	1,981	9,528	5,817	2,663	8,480	5,631	—	5,631
Other	7,085		7,184		(153)	1,380	1,227	2,943	696	3,639	4,256	—	4,256
Total Real Estate Funds	29,192		20,153		7,154	5,857	13,011	4,951	3,999	8,950	4,680	542	5,222
Total Real Estate Funds, net of profit share	17,873		12,203		4,186	3,750	7,936	3,953	2,250	6,203	4,971	128	5,099
Total	$643,907		$958,860		$(387,541)	$484,831	$97,290	$(1,347,786)	$1,713,109	$365,323	$402,834	$2,456,404	$2,859,238
Total, net of profit share	$348,233	(4)	$524,009	(4)	$(250,888)	$262,147	$11,259	$(830,478)	$930,893	$100,415	$268,986	$1,478,448	$1,747,434

(1)
As of December 31, 2015, the remaining investments and escrow cash of Fund VII and Fund VI were valued at 106% and 95% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of December 31, 2015, Fund VI had $167.6 million of gross carried interest income, or $110.7 million net of profit sharing, in escrow. Of these amounts, assuming a hypothetical liquidation on December 31, 2015, $52.6 million of gross carried interest, or $34.7 million net of profit sharing, would be paid to the general partner. As of December 31, 2015, Fund VII had no carried interest held in escrow. With respect to Fund VI, realized carried interest income currently distributed to the general partner is limited to tax distributions per the fund’s partnership agreement. As of December 31, 2014, the remaining investments and escrow cash of Fund VI were valued at 104% of the funds unreturned capital, which was below the required escrow ratio of 115%. As a result, Fund VI was required to place in escrow current and future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation of Fund VI. As of December 31, 2014, Fund VI had $165.6 million of gross carried interest income, or $109.4 million net of profit sharing, in escrow. Of these amounts, assuming a hypothetical liquidation on December 31, 2014, $183.4 million of gross carried interest, or $121.1 million net of profit sharing, would be paid to the general partner.

(2)
As of December 31, 2015, AAA includes $185.5 million of carried interest receivable, or $122.6 million net of profit sharing, from AAA Investments, and as of December 31, 2014, AAA includes $121.5 million of carried interest receivable, or $86.6 million net of profit sharing, from AAA Investments, which will be paid in common shares of Athene Holding (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the U.S. Securities Exchange Act of 1934, as amended), or paid in cash if AAA sells the shares of Athene Holding. In addition, Other includes certain SIAs.

(3)
As of December 31, 2015, Fund V, Apollo Asia Private Credit Fund, L.P. (“APC”), ANRP I, Apollo Credit Liquidity Fund, L.P. (“ACLF”), COF II, and certain SIAs within the credit segment had $10.8 million, $2.1 million, $3.4 million, $25.6 million, $0.4 million, and $29.7 million, respectively, in general partner obligations to return previously distributed carried interest income. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations in Fund V, APC, ANRP I, ACLF, COF II, and certain SIAs within the credit segment was $71.7 million, $12.3 million, $217.5 million, $64.5 million, $5.1 million, and $191.5 million, respectively, as of December 31, 2015. As of December 31, 2014, Other SIAs and ACLF had $0.9 million and $2.5 million, respectively, in general partner obligations to return previously distributed carried interest income. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations in Other SIAs and ACLF was $2.2 million and $7.0 million, respectively, as of December 31, 2014.

(4)
As of December 31, 2015 and 2014, there was a corresponding profit sharing payable of $295.7 million and $434.9 million, respectively, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $79.6 million and $96.1 million, respectively.

The general partners of the private equity, credit and real estate funds listed in the table above were accruing carried interest income as of December 31, 2015. The investment manager of AINV accrues carried interest in the management company business as it is earned. The general partners of certain of our credit funds accrue carried interest when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments, which we refer to as “high water marks.” These high water marks are applied on an individual investor basis. Certain of our credit funds have investors with various high water marks, the achievement of which are subject to market conditions and investment performance.
Carried interest income from our private equity funds and certain credit and real estate funds is subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative carried interest distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. These general partner obligations, if applicable, are included in due to affiliates on the consolidated statements of financial condition. As of December 31, 2015 and 2014, there was $72.0 million and $3.4 million, respectively, of such general partner obligations related to our funds. Carried interest receivable is reported on a separate line item within the consolidated statements of financial condition.
The following table summarizes our carried interest income since inception for our combined segments through December 31, 2015:

	Carried Interest Income Since Inception (1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized (2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation as of December 31, 2015(3)	Maximum Carried Interest Income Subject to Potential Reversal(4)
	(in millions)
Private Equity Funds:
Fund VII	$68.7	$3,091.8	$3,160.5	$—	$611.0
Fund VI	52.6	1,658.9	1,711.5	—	1,165.2
Fund V	—	1,455.0	1,455.0	10.8	17.1
Fund IV	6.2	597.8	604.0	—	6.2
AAA/Other	246.4	170.8	417.2	5.5	248.5
Total Private Equity Funds	373.9	6,974.3	7,348.2	16.3	2,048.0
Credit Category(5):
Drawdown	163.9	896.2	1,060.1	55.7	250.6
Liquid/Performing	48.9	398.6	447.5	—	62.2
Permanent capital vehicles ex AAM	10.4	—	10.4	—	10.4
Total Credit Funds	223.2	1,294.8	1,518.0	55.7	323.2
Real Estate Funds:
CPI Funds	1.4	8.3	9.7	—	2.5
U.S. RE Fund I	20.7	2.9	23.6	—	20.7
Other	7.1	1.8	8.9	—	5.8
Total Real Estate Funds	29.2	13.0	42.2	—	29.0
Total	$626.3	$8,282.1	$8,908.4	$72.0	$2,400.2

(1)	Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.09 as of December 31, 2015.

(2)	Amounts in “Distributed by Fund and Recognized” for the CPI, Gulf Stream and Stone Tower funds and SIAs are presented for activity subsequent to the respective acquisition dates.

(3)
Amounts were computed based on the fair value of fund investments on December 31, 2015. Carried interest income has been allocated to and recognized by the general partner. Based on the amount of carried interest income allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed carried interest income or fees at December 31, 2015. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(4)
Represents the amount of carried interest income that would be reversed if remaining fund investments became worthless on December 31, 2015. Amounts subject to potential reversal of carried interest income include amounts undistributed by a fund (i.e., the carried interest receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed carried interest income, except for those funds that are gross of taxes as defined in the respective funds’ management agreement.

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
In addition, certain professionals and selected other individuals have a profit sharing interest in the carried interest income earned in relation to our private equity, certain credit and real estate funds in order to better align their interests with our own and with those of the investors in these funds. Profit sharing expense is part of our compensation and benefits expense and is generally based upon a fixed percentage of private equity, credit and real estate carried interest income on a pre-tax and a pre-consolidated basis. Profit sharing expense can reverse during periods when there is a decline in carried interest income that was previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized and generally before preferred returns are achieved for the investors. Therefore, changes in our unrealized gains (losses) for investments have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized gains increase. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return carried interest income previously distributed back to the funds. This general partner obligation due to the funds would be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification obligations also exist for pre-reorganization realized gains, which, although our Managing Partners and Contributing Partners would remain personally liable, may indemnify our Managing Partners and Contributing Partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. See note 15 to our consolidated financial statements for further discussion of indemnification.
Each Managing Partner receives $100,000 per year in base salary for services rendered to us. Additionally, our Managing Partners can receive other forms of compensation. In connection with the 2007 Reorganization, the Managing Partners and Contributing Partners received AOG Units with a vesting period of five to six years (all of which have fully vested) and certain employees were granted RSUs with a vesting period of typically six years (all of which have also fully vested). Managing Partners, Contributing Partners and certain employees have also been granted AAA restricted depositary units (“RDUs”) , or incentive units that provide the right to receive AAA RDUs, which both represent common units of AAA and generally vest over three years for employees and are fully-vested for Managing Partners and Contributing Partners on the grant date. In addition, AHL Awards (as defined in note 14 to our consolidated financial statements) and other equity-based compensation awards have been granted to the Company and certain employees, which amortize over the respective vesting periods. In addition, the Company grants equity awards to certain employees, including RSUs, restricted Class A shares and options, that generally vest and become exercisable in quarterly installments or annual installments depending on the contract terms over a period of three to six years. See note 14 to our consolidated financial statements for further discussion of AOG Units and other equity-based compensation.
Other Expenses. The balance of our other expenses includes interest, professional fees, placement fees, occupancy, depreciation and amortization and other general operating expenses. Interest expense consists primarily of interest related to the 2007 AMH Credit Agreement, the 2013 AMH Credit Facilities and the 2024 Senior Notes as discussed in note 12 to our consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets. Other general operating expenses normally include costs related to travel, information technology and administration.
Other Income (Loss)
Net Gains (Losses) from Investment Activities. The performance of the consolidated Apollo funds has impacted our net gains (losses) from investment activities. Net gains (losses) from investment activities include both realized gains and losses and the change in unrealized gains and losses in our investment portfolio between the opening reporting date and the closing reporting date. Net unrealized gains (losses) are a result of changes in the fair value of unrealized investments and reversal of unrealized gains (losses) due to dispositions of investments during the reporting period. Prior to the adoption of new accounting guidance effective January 1, 2015, for results of AAA, a portion of the net gains (losses) from investment activities were attributable to Non-Controlling Interests in the consolidated statements of operations. Significant judgment and estimation goes into the assumptions that drive these models and the actual values realized with respect to investments could be materially different from values obtained based on the use of those models. The valuation methodologies applied impact the reported value of investment company holdings and their underlying portfolios in our consolidated financial statements.
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
Other Income (Losses), Net. Other income (losses), net includes gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities of foreign subsidiaries, reversal of a portion of the tax receivable agreement liability (see note 15 to our consolidated financial statements), gains (losses) arising from the remeasurement of derivative instruments associated with fees from certain of the Company’s affiliates and other miscellaneous non-operating income and expenses.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the 54.4% and 57.7% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of December 31, 2015 and 2014, respectively. Non-Controlling Interests also include limited partner interests in certain consolidated funds and VIEs.
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

Results of Operations
Below is a discussion of our consolidated results of operations for the years ended December 31, 2015, 2014 and 2013. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Year Ended December 31,		Amount Change	Percentage Change	For the Year Ended December 31,		Amount Change	Percentage Change
	2015(1)	2014			2014	2013
Revenues:	(in thousands)				(in thousands)
Advisory and transaction fees from affiliates, net	$14,186	$315,587	$(301,401)	(95.5)%	$315,587	$196,562	$119,025	60.6%
Management fees from affiliates	930,194	850,441	79,753	9.4%	850,441	674,634	175,807	26.1%
Carried interest income from affiliates	97,290	394,055	(296,765)	(75.3)%	394,055	2,862,375	(2,468,320)	(86.2)%
Total Revenues	1,041,670	1,560,083	(518,413)	(33.2)%	1,560,083	3,733,571	(2,173,488)	(58.2)%
Expenses:
Compensation and benefits:
Salary, bonus and benefits	354,524	338,049	16,475	4.9%	338,049	294,753	43,296	14.7%
Equity-based compensation	97,676	126,320	(28,644)	(22.7)%	126,320	126,227	93	0.1%
Profit sharing expense	85,229	276,190	(190,961)	(69.1)%	276,190	1,173,255	(897,065)	(76.5)%
Total Compensation and Benefits	537,429	740,559	(203,130)	(27.4)%	740,559	1,594,235	(853,676)	(53.5)%
Interest expense	30,071	22,393	7,678	34.3%	22,393	29,260	(6,867)	(23.5)%
General, administrative and other	102,255	97,663	4,592	4.7%	97,663	98,202	(539)	(0.5)%
Professional fees	68,113	82,030	(13,917)	(17.0)%	82,030	83,407	(1,377)	(1.7)%
Occupancy	40,219	40,427	(208)	(0.5)%	40,427	39,946	481	1.2%
Placement fees	8,414	15,422	(7,008)	(45.4)%	15,422	42,424	(27,002)	(63.6)%
Depreciation and amortization	44,474	45,069	(595)	(1.3)%	45,069	54,241	(9,172)	(16.9)%
Total Expenses	830,975	1,043,563	(212,588)	(20.4)%	1,043,563	1,941,715	(898,152)	(46.3)%
Other Income:
Net gains from investment activities	121,723	213,243	(91,520)	(42.9)%	213,243	330,235	(116,992)	(35.4)%
Net gains from investment activities of consolidated variable interest entities	19,050	22,564	(3,514)	(15.6)%	22,564	199,742	(177,178)	(88.7)%
Income from equity method investments	14,855	53,856	(39,001)	(72.4)%	53,856	107,350	(53,494)	(49.8)%
Interest income	3,232	10,392	(7,160)	(68.9)%	10,392	12,266	(1,874)	(15.3)%
Other income, net	7,673	60,592	(52,919)	(87.3)%	60,592	40,114	20,478	51.0%
Total Other Income (Loss)	166,533	360,647	(194,114)	(53.8)%	360,647	689,707	(329,060)	(47.7)%
Income before income tax provision	377,228	877,167	(499,939)	(57.0)%	877,167	2,481,563	(1,604,396)	(64.7)%
Income tax provision	(26,733)	(147,245)	120,512	(81.8)%	(147,245)	(107,569)	(39,676)	36.9%
Net Income	350,495	729,922	(379,427)	(52.0)%	729,922	2,373,994	(1,644,072)	(69.3)%
Net income attributable to Non-controlling Interests	(215,998)	(561,693)	345,695	(61.5)%	(561,693)	(1,714,603)	1,152,910	(67.2)%
Net Income Attributable to Apollo Global Management, LLC	$134,497	$168,229	$(33,732)	(20.1)%	$168,229	$659,391	$(491,162)	(74.5)%

(1)
Apollo adopted new U.S. GAAP consolidation and collateralized financing entity (“CFE”) guidance during the year ended December 31, 2015 which resulted in the deconsolidation of certain funds as of January 1, 2015 and a measurement alternative of the financial assets and liabilities of the remaining consolidated CLOs. See note 2 to the consolidated financial statements for details regarding the Company’s adoption of the new consolidation and CFE guidance.

Revenues
Our revenues and other income include fixed components that result from measures of capital and asset valuations and variable components that result from realized and unrealized investment performance, as well as the value of successfully completed transactions.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Advisory and transaction fees from affiliates, net, decreased by $301.4 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to a decrease in monitoring fees from Athene of $224.5 million as a result of the termination of the Athene Services Agreement (as described in note 15 to the consolidated financial statements) as of December 31, 2014, a decrease in net advisory and transaction fees earned with respect to Fund VII of $26.6 million and a legal reserve in connection with an ongoing SEC regulatory matter recorded during the year ended December 31, 2015.

Management fees from affiliates increased by $79.8 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to the adoption of new consolidation guidance which led to the deconsolidation of certain funds and CLOs as of January 1, 2015 as described in notes 2 and 5 to the consolidated financial statements. As a result of the adoption of new consolidation guidance, eliminations of management fees of consolidated CLOs decreased by $59.2 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The change in management fees from affiliates was also driven by an increase in management fees in relation to the AHL Awards of $7.0 million granted to the Company’s employees, which are liability awards that are marked-to-market based on the valuation of Athene (see note 14 to the consolidated financial statements).
Carried interest income from affiliates decreased by $296.8 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to decreases in carried interest income from the private equity and credit segments of $206.3 million and $107.0 million, respectively, offset by an increase in carried interest income from the real estate segment of $4.1 million during the year ended December 31, 2015 as compared to the same period in 2014. For additional details regarding changes in carried interest income in each segment, see “—Segment Analysis” below.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Advisory and transaction fees from affiliates, net, increased by $119.0 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was attributable to an increase in the credit segment of $140.5 million offset by a decrease in the private equity segment of $20.1 million. The increase in the credit segment was primarily attributable to an increase in monitoring fees from Athene of $118.5 million as a result of Athene's acquisition of U.S. annuity operations of Aviva plc (“Aviva USA”). The decrease in the private equity segment was primarily attributable to lower net advisory fees due to the realization of underlying investments, termination fees and waived fees related to debt investment vehicles, Taminco, Realogy and Caesars Entertainment that occurred during the year ended December 31, 2013 and lower net transaction fees earned for the year ended December 31, 2014 compared to 2013. Advisory and transaction fees are reported net of Management Fee Offsets as calculated under the terms of the applicable limited partnership agreements. See “—Overview of Results of Operations—Revenues—Advisory and Transaction Fees from Affiliates, Net” for a description of how the Management Fee Offsets are calculated.
Management fees from affiliates increased by $175.8 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily attributable to an increase in management fees earned by our credit and private equity segments of $146.3 million and $30.2 million, respectively. The primary driver of the increase in management fees earned from the credit funds was an increase in management fees earned from Athene of $126.1 million during the year ended December 31, 2014 as compared to the same period in 2013 as a result of Athene's acquisition of Aviva USA. The primary driver of the increase in management fees earned from the private equity funds was an increase in management fees earned from Fund VIII in the amount of $126.4 million during the year ended December 31, 2014, partially offset by decreased management fees earned from Fund VII of $92.9 million as a result of a change in the management fee rate and basis upon which management fees are earned from capital commitments to invested capital, due to the fund coming to the end of the fund's investment period.
Carried interest income from affiliates decreased by $2.5 billion for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily attributable to a decrease in carried interest loss from the private equity segment of $2.3 billion, a decrease in carried interest income earned from the credit segment of $208.1 million and an increase in carried interest income from the real estate segment of $3.7 million during the year ended December 31, 2014 as compared to the same period in 2013. For additional details regarding changes in carried interest income in each segment, see “—Segment Analysis” below.
Expenses
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Compensation and benefits decreased by $203.1 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to a decrease in profit sharing expense of $191.0 million due to lower carried interest income during the year ended December 31, 2015 as compared to the same period in 2014. In any year the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period. Equity-based compensation decreased $28.6 million during the year ended December 31, 2015 as compared to the same period in 2014 primarily due to non-cash expense of $45.6 million incurred in connection with the departure of an executive officer during the year ended December 31, 2014. This decrease was offset by additional expense incurred in relation to the AHL Awards granted to the Company’s employees, which are liability awards that are marked to market based on the valuation of Athene (see note 14 to the consolidated financial statements) during the year ended December 31, 2015. The decrease in profit sharing expense and equity-based compensation were offset by an increase in salary, bonus and benefits of $16.5 million during the year ended December 31, 2015 as a result of an increase in headcount after December 31, 2014.
Included within profit sharing expense was $62.1 million and $62.0 million related to the Incentive Pool for the years ended December 31, 2015 and 2014, respectively. Included in the Incentive Pool is a fixed component which was $1.6 million and $6.5 million for the years ended December 31, 2015 and 2014, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular quarter. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
Interest expense increased by $7.7 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 as a result of the issuance of the 2024 Senior Notes in May, 2014, as described in note 12 to our consolidated financial statements.
General, administrative and other fees increased by $4.6 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to a legal reserve in connection with an ongoing SEC regulatory matter recorded during the year ended December 31, 2015, offset by lower technology expenses during the year ended December 31, 2015 as compared to the same period in 2014.
Professional fees decreased by $13.9 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to lower consulting fees during the year ended December 31, 2015 as compared to the same period in 2014.
Placement fees decreased by $7.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Placement fees are incurred in connection with raising capital for new and existing funds. The fees are normally payable to placement agents, who are third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors. This change was primarily attributable to placement fees with respect to COF III of $6.3 million during the year ended December 31, 2014 that did not recur during the year ended December 31, 2015.
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
Included within profit sharing expense was $62.0 million and $62.4 million related to the Incentive Pool for the years ended December 31, 2014 and 2013, respectively. Included in the Incentive Pool is a fixed component which was $6.5 million and $8.0 million, for the years ended December 31, 2014 and 2013, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular quarter.
Interest expense decreased by $6.9 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily attributable to a lower margin rate incurred from the 2013 AMH Credit Facilities as compared to the 2007 AMH Credit Agreement during the year ended December 31, 2014 as compared to the same period in 2013 (see note 12 to our consolidated financial statements).

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
Other Income (Loss)
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net gains from investment activities decreased by $91.5 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to net gains from investment activities with respect to AAA of $204.6 million during the year ended December 31, 2014 that did not recur during the year ended December 31, 2015 as a result of the deconsolidation of AAA effective January 1, 2015. (See note 2 to the consolidated financial statements for details regarding the Company’s adoption of the new consolidation guidance.) This was offset by an unrealized gain on the Company’s investment in Athene of $122.4 million during the year ended December 31, 2015.
Income from equity method investments decreased by $39.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily driven by decreases in the values of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Fund VII, AINV, AION, EPF I, ARI and ACLF which resulted in decreases in income from equity method investments of $12.4 million, $9.3 million, $5.9 million, $3.4 million, $2.7 million and $2.0 million, respectively. These decreases were offset by an increase in the value of Apollo’s ownership interest in AAA of $10.0 million.
Interest income decreased by $7.2 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to payment-in-kind interest income earned during the year ended December 31, 2014 that did not recur in 2015 as a result of the sale of the Company’s investment in HFA during the year ended December 31, 2014.
Other income, net decreased by $52.9 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily due to (i) a gain from the reduction of the tax receivable agreement liability of $32.2 million resulting from changes in projected income estimates and in estimated tax rates (see note 15 to our consolidated financial statements), (ii) a $14.0 million unrealized gain on Athene-related derivative contracts as a result of the settlement of these derivative contracts during 2014 and (iii) a gain on extinguishment of a portion of the contingent consideration obligation related to the acquisition of Stone Tower of $13.4 million, each of which occurred during the year ended December 31, 2014 and did not recur in 2015.
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

Other income, net increased by $20.5 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily attributable to a gain from the reduction of the tax receivable agreement liability during the year ended December 31, 2014 resulting from changes in projected income estimates and in estimated tax rates (see note 15 to our consolidated financial statements) and a gain on extinguishment of a portion of the contingent consideration obligation related to the acquisition of Stone Tower (see note 16 to our consolidated financial statements) during the period. These increases were offset by losses resulting from fluctuations in exchange rates of foreign denominated assets and liabilities of subsidiaries during the year ended December 31, 2014.
Income Tax Provision
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The income tax provision decreased by $120.5 million primarily due to a decrease in management business income subject to corporate-level tax, as well as a change in the mix of earnings which are subject to corporate-level tax. The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. federal income tax purposes. As a result, only a portion of the income we earn is subject to corporate-level tax in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes at an effective tax rate of 7.1% and 16.8% for the years ended December 31, 2015 and 2014, respectively. The reconciling items between our statutory tax rate and our effective tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; and (iii) state and local income taxes including NYC UBT (see note 11 to the consolidated financial statements for further details regarding the Company’s income tax provision).

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Income tax provision increased by $39.7 million primarily due to an increase in management business income subject to corporate level taxation. There was also a reduction of the Company’s blended state tax rate which caused the Company to reduce its deferred tax assets and increased income tax expense. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes at an effective tax rate of 16.8% and 4.3% for the years ended December 31, 2014 and 2013, respectively. The reconciling items between our statutory tax rate and our effective tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; (iii) amortization of AOG Units that are nondeductible for income tax purposes which were fully amortized as of June 30, 2013; and (iv) state and local income taxes including NYC UBT.

Non-Controlling Interests
Net income attributable to Non-Controlling Interests in the Apollo Operating Group consisted of the following:

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income	$350,495	$729,922	$2,373,994
Net income attributable to Non-Controlling Interests in consolidated entities	(21,364)	(157,011)	(456,953)
Net income after Non-Controlling Interests in consolidated entities	329,131	572,911	1,917,041
Adjustments:
Income tax provision(1)	26,733	147,245	107,569
NYC UBT and foreign tax provision(2)	(10,975)	(10,995)	(10,334)
Net (income) loss in non-Apollo Operating Group entities	449	(31,150)	(11,774)
Total adjustments	16,207	105,100	85,461
Net income after adjustments	345,338	678,011	2,002,502
Approximate weighted average ownership percentage of Apollo Operating Group	55.9%	57.8%	61.0%
Net income attributable to Non-Controlling Interests in Apollo Operating Group	$194,634	$404,682	$1,257,650

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
Private Equity
The following tables set forth our segment statement of operations information and our supplemental performance measure, EI, for the “management” and “incentive” businesses within our private equity segment for the years ended December 31, 2015, 2014 and 2013, respectively.

	For the Year Ended December 31, 2015			For the Year Ended December 31, 2014
	Management	Incentive	Total	Management	Incentive	Total	Total Change	Percentage Change
	(in thousands)
Private Equity(1):
Revenues:
Advisory and transaction fees from affiliates, net	$(7,485)	$—	$(7,485)	$58,241	$—	$58,241	$(65,726)	NM
Management fees from affiliates	295,836	—	295,836	315,069	—	315,069	(19,233)	(6.1)%
Carried interest income from affiliates:
Unrealized losses(2)	—	(314,161)	(314,161)	—	(1,196,093)	(1,196,093)	881,932	(73.7)%
Realized gains	—	339,822	339,822	—	1,428,076	1,428,076	(1,088,254)	(76.2)%
Total carried interest income from affiliates	—	25,661	25,661	—	231,983	231,983	(206,322)	(88.9)%
Total Revenues	288,351	25,661	314,012	373,310	231,983	605,293	(291,281)	(48.1)%
Expenses:
Compensation and benefits:
Salary, bonus and benefits	104,367	—	104,367	96,689	—	96,689	7,678	7.9%
Equity-based compensation	31,324	—	31,324	49,526	—	49,526	(18,202)	(36.8)%
Profit sharing expense	—	46,572	46,572	—	178,373	178,373	(131,801)	(73.9)%
Total compensation and benefits	135,691	46,572	182,263	146,215	178,373	324,588	(142,325)	(43.8)%
Other expenses	80,109	—	80,109	70,286	—	70,286	9,823	14.0%
Total Expenses	215,800	46,572	262,372	216,501	178,373	394,874	(132,502)	(33.6)%
Other Income:
Net interest expense	—	(9,878)	(9,878)	—	(7,883)	(7,883)	(1,995)	25.3%
Net gains from investment activities	—	6,933	6,933	—	—	—	6,933	NM
Income from equity method investments	—	19,125	19,125	—	30,418	30,418	(11,293)	(37.1)%
Other income, net	1,988	1,160	3,148	12,410	1,617	14,027	(10,879)	(77.6)%
Total Other Income	1,988	17,340	19,328	12,410	24,152	36,562	(17,234)	(47.1)%
Economic Income (Loss)	$74,539	$(3,571)	$70,968	$169,219	$77,762	$246,981	$(176,013)	(71.3)%

(1)	Prior period amounts have been recast to conform to the current presentation. See note 18 to our consolidated financial statements for more detail on the reclassifications within our three segments.

(2)
Included in unrealized carried interest losses from affiliates for the year ended December 31, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 15 to our consolidated financial statements for further detail regarding the general partner obligation.

	For the Year Ended December 31, 2014			For the Year Ended December 31, 2013
	Management	Incentive	Total	Management	Incentive	Total	Total Change	Percentage Change
	(in thousands)
Private Equity(1):
Revenues:
Advisory and transaction fees from affiliates, net	$58,241	$—	$58,241	$78,371	$—	$78,371	$(20,130)	(25.7)%
Management fees from affiliates	315,069	—	315,069	284,833	—	284,833	30,236	10.6
Carried interest income from affiliates:
Unrealized gains (losses)(2)	—	(1,196,093)	(1,196,093)	—	454,722	454,722	(1,650,815)	NM
Realized gains	—	1,428,076	1,428,076	—	2,062,525	2,062,525	(634,449)	(30.8)
Total carried interest income from affiliates	—	231,983	231,983	—	2,517,247	2,517,247	(2,285,264)	(90.8)
Total Revenues	373,310	231,983	605,293	363,204	2,517,247	2,880,451	(2,275,158)	(79.0)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	96,689	—	96,689	109,761	—	109,761	(13,072)	(11.9)
Equity-based compensation	49,526	—	49,526	31,967	—	31,967	17,559	54.9
Profit sharing expense	—	178,373	178,373	—	1,030,404	1,030,404	(852,031)	(82.7)
Total compensation and benefits	146,215	178,373	324,588	141,728	1,030,404	1,172,132	(847,544)	(72.3)
Other expenses	70,286	—	70,286	100,896	—	100,896	(30,610)	(30.3)
Total Expenses	216,501	178,373	394,874	242,624	1,030,404	1,273,028	(878,154)	(69.0)
Other Income:
Net interest expense	—	(7,883)	(7,883)	—	(10,701)	(10,701)	2,818	(26.3)
Income from equity method investments	—	30,418	30,418	—	78,811	78,811	(48,393)	(61.4)
Other income, net	12,410	1,617	14,027	12,079	1,695	13,774	253	1.8
Total Other Income	12,410	24,152	36,562	12,079	69,805	81,884	(45,322)	(55.3)
Economic Income	$169,219	$77,762	$246,981	$132,659	$1,556,648	$1,689,307	$(1,442,326)	NM

(1)	Prior period amounts have been recast to conform to the current presentation. See note 18 to our consolidated financial statements for more detail on the reclassifications within our three segments.

(2)
Included in unrealized carried interest losses from affiliates for the year ended December 31, 2014 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 15 to our consolidated financial statements for further detail regarding the general partner obligation.

Revenues
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Advisory and transaction fees from affiliates, net decreased by $65.7 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to a change in the fee structure with respect to Fund VIII as a greater portion of the advisory and transaction fees were shared with limited partners of the fund in 2015. In addition, there were decreases in net advisory and transaction fees earned with respect to Fund VII and ANRP I of $26.6 million and $4.3 million, respectively, as well as a legal reserve in connection with an ongoing SEC regulatory matter recorded during the year ended December 31, 2015.
Management fees from affiliates decreased by $19.2 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to decreases in management fees earned with respect to Fund VI and Fund VII of $10.6 million and $10.6 million, respectively, as a result of lower invested capital. In addition, this change was attributable to a decrease in management fees earned with respect to ANRP I of $3.3 million resulting from a step down in fee basis from committed capital to invested capital during the year ended December 31, 2015 compared to the same period in 2014. These decreases were partially offset by an increase related to ANRP II of $7.9 million which launched during 2015.
Carried interest income from affiliates decreased by $206.3 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to decreases in carried interest income earned from Fund VII and ANRP I of $289.6 million and $40.1 million, respectively, partially offset by increased carried interest income earned from AAA/Other and Fund VI of $76.2 million and $60.6 million, respectively. The decreases in carried interest income earned from Fund VII and ANRP I were primarily driven by depreciation in their energy-related portfolio holdings during the year ended December 31, 2015. Additionally, the decrease in carried interest income earned from Fund VII was attributable to the non-recurrence of carried interest income of approximately $299.8 million with respect to certain of the fund’s investments that were sold subsequent to December 31, 2014. The increase in carried interest income earned from AAA/Other as compared to the year ended December 31, 2014 was primarily driven by the appreciation on the investment in Athene. The increase in carried interest income earned from Fund VI for the year ended December 31, 2015 as compared to the same period in 2014 was primarily a result of $112.7 million of carried interest loss relating to one of the fund’s public portfolio companies during the year ended December 31, 2014 that did not recur during the year ended December 31, 2015 and an increase in carried interest income earned with respect to the fund’s public portfolio company holdings during the year ended December 31, 2015.
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
Carried interest income from affiliates decreased by $2.3 billion for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily attributable to a decrease in carried interest income earned from Fund VI, Fund VII and AAA Investments (Co-Invest VI), L.P. (“AAA Co-Invest VI”) of $1.3 billion, $850.1 million and $121.7 million, respectively, primarily driven by the depreciation of publicly marked securities in the funds’ portfolios. The decrease in carried interest income earned from Fund VI was also a result of the fund entering its catch-up period during the year ended December 31, 2013 whereby the general partner earns higher carried interest rates, resulting in $452.3 million of carried interest income during the year ended December 31, 2013 that did not recur during the year ended December 31, 2014. In addition, the decrease in carried interest income earned from Fund VII was attributable to the non-recurrence of net gains with respect to certain of the fund’s investments that were sold subsequent to December 31, 2013.
Expenses
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Compensation and benefits expense decreased by $142.3 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to a decrease in profit sharing expense of $131.8 million as a result of a corresponding decrease in carried interest income earned from Fund VII, ANRP I and Fund V as discussed above, and a decrease in equity-based compensation of $18.2 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. In any year the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds that are generating carried interest in the period. Equity-based compensation was higher during the year ended December 31, 2014 as a result of a non-cash expense of $17.9 million in connection with the departure of an executive officer during the year ended December 31, 2014. These decreases were offset by an increase in salary, bonus and benefits of $7.7 million due to an increase in headcount after December 31, 2014.
Included in profit sharing expense is $46.6 million and $55.5 million related to the Incentive Pool for the years ended December 31, 2015 and 2014, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular quarter.
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
Included in profit sharing expense is $55.5 million and $46.0 million related to the Incentive Pool for the years ended December 31, 2014 and 2013, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular quarter.
Other expenses decreased by $30.6 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily attributable to decreased organizational expenses and legal and consulting fees, as well as a reduction in placement fees relating to Fund VIII.
Other Income
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net interest expense increased by $2.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 as a result of the issuance of the 2024 Senior Notes in May, 2014, as described in note 12 to our consolidated financial statements.
Net gains from investment activities increased by $6.9 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to an increase in mark-to-market on our investment in Athene Holding.
Income from equity method investments decreased by $11.3 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was driven by decreases in the income from Apollo’s equity ownership interest in Fund VII and AION of $12.4 million and $5.9 million, respectively, offset by an increase in the value of Apollo’s ownership interest in AAA of $10.0 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014.
Other income, net decreased by $10.9 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily due to a gain of $11.8 million resulting from the reduction of the tax receivable agreement liability during the year ended December 31, 2014 that did not recur in 2015.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net interest expense decreased by $2.8 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily attributable to a lower margin rate incurred with respect to the 2013 AMH Credit Facilities as compared to the 2007 AMH Credit Agreement during the year ended December 31, 2014 as compared to the same period in 2013. See note 12 to our consolidated financial statements.
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

Credit
The following tables set forth segment statement of operations information and EI for the “management” and “incentive” businesses within our credit segment for the years ended December 31, 2015, 2014 and 2013, respectively.

	For the Year Ended December 31, 2015			For the Year Ended December 31, 2014
	Management	Incentive	Total	Management	Incentive	Total	Total Change	Percentage Change
	(in thousands)
Credit:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$17,246	$—	$17,246	$255,186	$—	$255,186	$(237,940)	(93.2)%
Management fees from affiliates	565,241	—	565,241	538,742	—	538,742	26,499	4.9
Carried interest income from affiliates:
Unrealized losses(2)	—	(80,534)	(80,534)	—	(156,644)	(156,644)	76,110	(48.6)
Realized gains	40,625	98,527	139,152	41,199	281,034	322,233	(183,081)	(56.8)
Total carried interest income from affiliates	40,625	17,993	58,618	41,199	124,390	165,589	(106,971)	(64.6)
Total Revenues	623,112	17,993	641,105	835,127	124,390	959,517	(318,412)	(33.2)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	213,479	—	213,479	210,546	—	210,546	2,933	1.4
Equity-based compensation	26,683	—	26,683	47,120	—	47,120	(20,437)	(43.4)
Profit sharing expense	—	34,384	34,384	—	83,788	83,788	(49,404)	(59.0)
Total compensation and benefits	240,162	34,384	274,546	257,666	83,788	341,454	(66,908)	(19.6)
Other expenses	127,767	—	127,767	151,252	—	151,252	(23,485)	(15.5)
Total Expenses	367,929	34,384	402,313	408,918	83,788	492,706	(90,393)	(18.3)
Other Income:
Net interest expense	—	(13,740)	(13,740)	—	(9,274)	(9,274)	(4,466)	48.2
Net gains from investment activities	—	114,199	114,199	—	9,062	9,062	105,137	NM
Income (loss) from equity method investments	—	(6,025)	(6,025)	—	18,812	18,812	(24,837)	NM
Other income (loss), net	4,251	(677)	3,574	25,984	9,279	35,263	(31,689)	(89.9)
Total Other Income (Loss)	4,251	93,757	98,008	25,984	27,879	53,863	44,145	82.0
Non-Controlling Interests	(11,684)	—	(11,684)	(12,688)	—	(12,688)	1,004	(7.9)
Economic Income	$247,750	$77,366	$325,116	$439,505	$68,481	$507,986	$(182,870)	(36.0)%

(1)	Prior period amounts have been recast to conform to the current presentation. See note 18 to our consolidated financial statements for more detail on the reclassifications within our three segments.

(2)
Included in unrealized carried interest losses from affiliates for the years ended December 31, 2015 and 2014 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 15 to our consolidated financial statements for further detail regarding the general partner obligation.

	For the Year Ended December 31, 2014			For the Year Ended December 31, 2013
	Management	Incentive	Total	Management	Incentive	Total	Total Change	Percentage Change
	(in thousands)
Credit:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$255,186	$—	$255,186	$114,643	$—	$114,643	$140,543	122.6%
Management fees from affiliates	538,742	—	538,742	392,433	—	392,433	146,309	37.3
Carried interest income from affiliates:
Unrealized losses(2)	—	(156,644)	(156,644)	—	(56,568)	(56,568)	(100,076)	176.9
Realized gains	41,199	281,034	322,233	36,922	393,338	430,260	(108,027)	(25.1)
Total carried interest income from affiliates	41,199	124,390	165,589	36,922	336,770	373,692	(208,103)	(55.7)
Total Revenues	835,127	124,390	959,517	543,998	336,770	880,768	78,749	8.9
Expenses:
Compensation and benefits:
Salary, bonus and benefits	210,546	—	210,546	153,056	—	153,056	57,490	37.6
Equity-based compensation	47,120	—	47,120	24,167	—	24,167	22,953	95.0
Profit sharing expense	—	83,788	83,788	—	81,279	81,279	2,509	3.1
Total compensation and benefits	257,666	83,788	341,454	177,223	81,279	258,502	82,952	32.1
Other expenses	151,252	—	151,252	147,525	—	147,525	3,727	2.5
Total Expenses	408,918	83,788	492,706	324,748	81,279	406,027	86,679	21.3
Other Income:
Net interest expense	—	(9,274)	(9,274)	—	(9,686)	(9,686)	412	(4.3)
Net gains (losses) from investment activities	—	9,062	9,062	—	(12,593)	(12,593)	21,655	NM
Income from equity method investments	—	18,812	18,812	—	30,678	30,678	(11,866)	(38.7)
Other income (loss), net	25,984	9,279	35,263	23,685	8,508	32,193	3,070	9.5
Total Other Income	25,984	27,879	53,863	23,685	16,907	40,592	13,271	32.7
Non-Controlling Interests	(12,688)	—	(12,688)	(13,985)	—	(13,985)	1,297	(9.3)
Economic Income	$439,505	$68,481	$507,986	$228,950	$272,398	$501,348	$6,638	1.3%

(1)	Prior period amounts have been recast to conform to the current presentation. See note 18 to our consolidated financial statements for more detail on the reclassifications within our three segments.

(2)
Included in unrealized carried interest losses from affiliates for the years ended December 31, 2015 and 2013 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 15 to our consolidated financial statements for further detail regarding the general partner obligation.

Revenues
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Advisory and transaction fees from affiliates, net, decreased by $237.9 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decrease was primarily driven by a decrease in monitoring fees from Athene of $224.5 million as a result of the termination of the Athene Services Agreement (as described in note 15 to the consolidated financial statements) as of December 31, 2014.
Management fees from affiliates increased by $26.5 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to increases in management fees earned with respect to COF III and MidCap of $12.3 million and $8.7 million, respectively, during the year ended December 31, 2015 as compared to the same period during 2014.
Carried interest income from affiliates decreased by $107.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to a decrease in carried interest income earned from EPF I, EPF II, an SIA and ACLF of $57.0 million, $35.8 million, $30.2 million and $19.2 million, respectively, partially offset by increased carried interest income earned from FCI II and FCI I of $26.3 million and $9.7 million, respectively, during the year ended December 31, 2015 as compared to the same period in 2014.
The decrease in carried interest income from EPF I was attributable to the non-recurrence of appreciation of investments in the consumer finance sector during the year ended December 31, 2015. Carried interest income from EPF II decreased as a result of market value declines in the fund’s investments in the financial and shipping sectors during the year ended December 31, 2015. Carried interest income from one of the SIAs the Company manages and ACLF decreased during the year ended December 31, 2015 compared to the same period in 2014 primarily due to market value declines in energy and natural resources. These decreases were offset by an increase in carried interest income from FCI II and FCI I during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The portfolios of FCI II and FCI I had unrealized market value increases in their life settlements investments, as a result of an increase in the value of the fund’s investments based on observed market transactions. During the year ended December 31, 2014, FCI II was early in its life, and had sizable purchases during the year ended December 31, 2015, therefore similar appreciation did not occur.
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
Carried interest income from affiliates decreased by $208.1 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily attributable to a decrease in carried interest income earned from COF I and COF II, certain sub-advisory arrangements, an SIA, EPF I, certain CLOs, Apollo Offshore Credit Fund, ACLF and AIE II of $57.7 million, $42.3 million, $38.8 million, $25.7 million, $20.6 million, $18.0 million, $12.6 million and $11.3 million, respectively. These decreases in carried interest income were partially offset by increased carried interest income earned from EPF II of $59.4 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013.
The decrease in COF I and COF II was attributable to significant gains in positions that did not recur in 2014. In addition, the funds increased distributions to investors which decreased the asset base resulting in decreased income on a steady basis through 2014. Sub-advisory arrangements had less appreciation in 2014 as compared to 2013. Returns of an SIA were positive in 2014 but were decreased compared to 2013 due to unrealized losses related to energy positions in the second half of 2014.  The decrease in EPF I was driven by foreign exchange losses as a result of the decline of the Euro against the US dollar.  Decreased carried interest income in certain CLOs resulted from decreased market value gains and interest in 2014 compared to 2013. Apollo Offshore Credit Fund’s returns were positive in 2014 but did not exceed the preferred return for the majority of its investors due to decreased interest income as compared to 2013. The decrease was also attributable to unrealized market value gains in 2013 compared to losses in 2014. ACLF had decreased carried interest related to unrealized losses in energy positions in the second half of 2014. AIE II’s carried interest and returns experienced smaller gains in 2014 compared to 2013 as a result of significant realizations during 2013 that did not recur during 2014.
Expenses
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Compensation and benefits expense decreased by $66.9 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily due to decreases in profit sharing expense and equity-based compensation of $49.4 million and $20.4 million, respectively, during the year ended December 31, 2015 as compared to the year ended December 31, 2014. Profit sharing expense decreased as a result of a corresponding decrease in carried interest income as described above. In any year the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period. Equity-based compensation was higher during the year ended December 31, 2014 as compared to the same period in 2015 as a result of a non-cash expense of $23.2 million in connection with the departure of an executive officer during the year ended December 31, 2014.
Included in profit sharing expense is $15.2 million and $6.3 million related to the Incentive Pool for the years ended December 31, 2015 and 2014, repectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular quarter.
Other expenses decreased by $23.5 million during the year ended December 31, 2015, as compared to the year ended December 31, 2014. The change was primarily driven by a decrease in professional fees of $7.7 million primarily attributable to lower consulting fees, a decrease in placement fees with respect to COF III of $6.3 million and a decrease in general, administrative and other expense of $7.5 million primarily attributable to lower technology expenses during the year ended December 31, 2015 compared to the same period in 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Compensation and benefits expense increased by $83.0 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily due to an increase in salary, bonus and benefits of $57.5 million due to increased headcount and an increase in equity-based compensation of $23.0 million. The increase in equity-based compensation was driven by non-cash expense of $23.2 million related to equity-based compensation in connection with the departure of an executive officer during the year ended December 31, 2014 as compared to the same period in 2013. Within our credit segment, the Company is seeking to further align total compensation for investment professionals with the profitability of the credit business as a whole rather than on a fund-by-fund basis.  As a result, the Company incurred approximately $22.0 million of additional profit sharing expense at the inception of the compensation plan during 2014.
Included within profit sharing expense is the Incentive Pool, which resulted in additional profit sharing expense of $6.3 million and $16.3 million for the years ended December 31, 2014 and 2013, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular quarter.
Other Income
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net gains from investment activities increased by $105.1 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to an increase in unrealized gains on the Company’s investment in Athene of $100.1 million during the year ended December 31, 2015 compared to the same period in 2014.
Income from equity method investments decreased by $24.8 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was driven by decreases in the values of investments in certain of our credit funds, primarily from Apollo’s ownership interests in AINV, certain SIAs, EPF I, and EPF II of $9.3 million, $3.8 million, $3.4 million and $1.5 million, respectively, during the year ended December 31, 2015 as compared to the same period in 2014. The change was also driven by a decrease in the value of our investment in Apollo Energy Opportunity Fund, L.P. (“AEOF”), a fund which launched during 2015, of $2.0 million.
Other income decreased by $31.7 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily due to a gain of $17.3 million resulting from the reduction of the tax receivable agreement liability during the year ended December 31, 2014 that did not recur in 2015 and a $12.4 million unrealized gain on Athene-related derivative contracts during the year ended December 31, 2014 that did not recur in 2015 as a result of settlement of these derivative contracts during 2014.
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
Other income increased by $3.1 million during the year ended December 31, 2014, as compared to the year ended December 31, 2013, mainly due to a gain from the reduction of the tax receivable agreement liability during the year ended December 31, 2014 resulting from changes in projected income estimates and estimated tax rates (see note 15 to our consolidated financial statements).

Real Estate
The following tables set forth our segment statement of operations information and EI for the “management” and “incentive” businesses within our real estate segment for the years ended December 31, 2015, 2014 and 2013, respectively.

	For the Year Ended December 31, 2015			For the Year Ended December 31, 2014
	Management	Incentive	Total	Management	Incentive	Total	Total Change	Percentage Change
	(in thousands)
Real Estate:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$4,425	$—	$4,425	$2,655	$—	$2,655	$1,770	66.7%
Management fees from affiliates	50,816	—	50,816	47,213	—	47,213	3,603	7.6%
Carried interest income from affiliates:
Unrealized gains	—	7,154	7,154	—	4,951	4,951	2,203	44.5%
Realized gains	—	5,857	5,857	—	3,998	3,998	1,859	46.5%
Total carried interest income from affiliates	—	13,011	13,011	—	8,949	8,949	4,062	45.4%
Total Revenues	55,241	13,011	68,252	49,868	8,949	58,817	9,435	16.0%
Expenses:
Compensation and benefits:
Salary, bonus and benefits	38,076	—	38,076	32,611	—	32,611	5,465	16.8%
Equity-based compensation	4,177	—	4,177	8,849	—	8,849	(4,672)	(52.8)%
Profit sharing expense	—	5,075	5,075	—	2,747	2,747	2,328	84.7%
Total compensation and benefits	42,253	5,075	47,328	41,460	2,747	44,207	3,121	7.1%
Other expenses	22,869	—	22,869	21,669	—	21,669	1,200	5.5%
Total Expenses	65,122	5,075	70,197	63,129	2,747	65,876	4,321	6.6%
Other Income:
Net interest expense	—	(2,915)	(2,915)	—	(1,941)	(1,941)	(974)	50.2%
Income from equity method investments	—	2,978	2,978	—	5,675	5,675	(2,697)	(47.5)%
Other income, net	1,455	—	1,455	3,409	—	3,409	(1,954)	(57.3)%
Total Other Income	1,455	63	1,518	3,409	3,734	7,143	(5,625)	(78.7)%
Economic Income (Loss)	$(8,426)	$7,999	$(427)	$(9,852)	$9,936	$84	$(511)	NM

(1)	Prior period amounts have been recast to conform to the current presentation. See note 18 to our consolidated financial statements for more detail on the reclassifications within our three segments.

	For the Year Ended December 31, 2014			For the Year Ended December 31, 2013
	Management	Incentive	Total	Management	Incentive	Total	Total Change	Percentage Change
	(in thousands)
Real Estate:(1)
Revenues:
Advisory and transaction fees from affiliates, net	$2,655	$—	$2,655	$3,548	$—	$3,548	$(893)	(25.2)%
Management fees from affiliates	47,213	—	47,213	53,436	—	53,436	(6,223)	(11.6)
Carried interest income from affiliates:
Unrealized gains	—	4,951	4,951	—	4,681	4,681	270	5.8
Realized gains	—	3,998	3,998	—	541	541	3,457	639.0
Total carried interest income from affiliates	—	8,949	8,949	—	5,222	5,222	3,727	71.4
Total Revenues	49,868	8,949	58,817	56,984	5,222	62,206	(3,389)	(5.4)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	32,611	—	32,611	31,936	—	31,936	675	2.1
Equity-based compensation	8,849	—	8,849	10,207	—	10,207	(1,358)	(13.3)
Profit sharing expense	—	2,747	2,747	—	123	123	2,624	2,133.3
Total compensation and benefits	41,460	2,747	44,207	42,143	123	42,266	1,941	4.6
Other expenses	21,669	—	21,669	24,528	—	24,528	(2,859)	(11.7)
Total Expenses	63,129	2,747	65,876	66,671	123	66,794	(918)	(1.4)
Other Income:
Net interest expense	—	(1,941)	(1,941)	—	(2,804)	(2,804)	863	(30.8)
Income from equity method investments	—	5,675	5,675	—	3,722	3,722	1,953	52.5
Other income, net	3,409	—	3,409	2,115	—	2,115	1,294	61.2
Total Other Income	3,409	3,734	7,143	2,115	918	3,033	4,110	135.5
Economic Income (Loss)	$(9,852)	$9,936	$84	$(7,572)	$6,017	$(1,555)	$1,639	NM

(1)	Prior period amounts have been recast to conform to the current presentation. See note 18 to our consolidated financial statements for more detail on the reclassifications within our three segments.

Revenues
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Advisory and transaction fees from affiliates, net, increased by $1.8 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to AGRE Debt Fund I of $1.5 million.
Management fees from affiliates increased by $3.6 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to increases in management fees earned with respect to ARI, a China-based investment fund we manage as a result of the Venator acquisition and U.S. RE Fund II of $4.5 million, $2.6 million and $1.7 million, respectively, which were partially offset by a decrease in management fees earned related to our CPI funds of $6.1 million.

Carried interest income from affiliates increased by $4.1 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to an increase in carried interest income earned from our CPI funds in Europe and U.S. RE Fund I of $5.5 million and $0.9 million, respectively, partially offset by a decrease related to London Prime Apartments Guernsey Holdings Limited (“London Prime Apartments”) of $2.3 million. The increase in carried interest income in U.S. RE Fund I was a result of improved performance across many of the fund’s underlying investments and higher global real estate values during the year ended December 31, 2015 as compared to the same period in 2014. The increase in carried interest income from our CPI funds in Europe was attributable to an increase in the value of a publicly traded security sold subsequent to December 31, 2014. The decrease in carried interest income in London Prime Apartments was a result of an increase in the values of the underlying properties as compared to the same period in 2014.

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

Carried interest income from affiliates increased by $3.7 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily attributable to an increase in carried interest income earned from our CPI funds in Europe and U.S. RE Fund I of $2.9 million and $2.8 million, respectively, partially offset by a decrease in carried interest income earned from our CPI funds in North America of $1.4 million. The increase in carried interest income from our CPI funds in Europe was attributable to a smaller decline in the value of a publicly marked security in the funds’ portfolios during the year ended December 31, 2014  as compared to 2013. The increase in carried interest income for U.S. RE Fund I was primarily driven by improved performance across many of the fund’s underlying investments and higher real estate values. The decrease in carried interest income earned from our CPI funds in North America was primarily the result of a non-recurring transaction that occurred in 2013.

Expenses
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Compensation and benefits increased by $3.1 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to an increase in salary, bonus and benefits of $5.5 million as a result of a higher headcount in 2015, and an increase in profit sharing expense of $2.3 million due to a corresponding increase in carried interest income earned during the year ended December 31, 2015 as discussed above. These increases were offset by a decrease in equity-based compensation of $4.7 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014.
Other expenses increased by $1.2 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily attributable to an increase in legal fees of $1.1 million.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Compensation and benefits increased by $1.9 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily attributable to an increase of $2.6 million in profit sharing expense, driven by an increase in carried interest income earned from our real estate funds, and a decrease in equity-based compensation of $1.4 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013.
Other expenses decreased by $2.9 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily attributable to decreased legal fees and organizational expenses, offset by higher consulting fees and technology expenses.
Other Income
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Income from equity method investments decreased by $2.7 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This decrease is primarily attributable to a $2.7 million decrease in the income from Apollo’s ownership interest in ARI during the year ended December 31, 2015.
Other income decreased by $2.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily due to a gain of $3.1 million resulting from the reduction of the tax receivable agreement liability during the year ended December 31, 2014 that did not recur in 2015.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Other income increased by $4.1 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was driven by an increase in income from equity method investments of $2.0 million due to an increase in the fair values of our real estate investments held, primarily from Apollo's ownership interest in ARI, and an increase in other income, net primarily due to a gain resulting from the reduction of the tax receivable agreement liability during the year ended December 31, 2014 as a result of a change in projected income estimates and estimated tax rates (see note 15 to our consolidated financial statements).

Summary Combined Results
The following table combines our management and incentive businesses’ statements of operations information and EI for the years ended December 31, 2015, 2014 and 2013, respectively.

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Management Business:
Advisory and transaction fees from affiliates, net	$14,186	$316,082	$196,562
Management fees from affiliates	911,893	901,024	730,702
Carried interest income from affiliates	40,625	41,199	36,922
Total Management Business Revenues	966,704	1,258,305	964,186
Salary, bonus and benefits	355,922	339,846	294,753
Equity-based compensation	62,184	105,495	66,341
Other expenses	230,745	243,207	272,949
Total Management Business Expenses	648,851	688,548	634,043
Other income, net	7,694	41,803	37,879
Non-Controlling Interests	(11,684)	(12,688)	(13,985)
Management Business Economic Income	$313,863	$598,872	$354,037
Incentive Business:
Carried interest income (loss) from affiliates:
Unrealized gains (losses)(1)	$(387,541)	$(1,347,786)	$402,835
Realized gains	444,206	1,713,108	2,456,404
Total Carried Interest Income	56,665	365,322	2,859,239
Profit sharing expense:
Unrealized profit sharing expense	(136,653)	(517,308)	133,850
Realized profit sharing expense	222,684	782,216	977,956
Total Profit Sharing Expense	86,031	264,908	1,111,806
Other Income:
Net interest expense	(26,533)	(19,098)	(23,191)
Other income, net	483	10,896	10,203
Net gains (losses) from investment activities	121,132	9,062	(12,593)
Income from equity method investments	16,078	54,905	113,211
Total Other Income	111,160	55,765	87,630
Incentive Business Economic Income	$81,794	$156,179	$1,835,063
Economic Income	395,657	755,051	2,189,100
Income tax provision on Economic Income	(10,518)	(185,587)	(173,679)
Economic Net Income	$385,139	$569,464	$2,015,421

(1)
Included in unrealized carried interest losses from affiliates for the year ended December 31, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 18 to our consolidated financial statements for further detail regarding the general partner obligation.

Summary of Distributable Earnings

The following table is a summary of DE for the years ended December 31, 2015, 2014 and 2013.

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Management Business Economic Income	$313,863	$598,872	$354,037
Less: Non-cash revenues(1)	(5,311)	(260,513)	(123,170)
Add back: Equity-based compensation	62,184	105,495	66,341
Add back: Depreciation, amortization and other	56,476	10,182	11,046
Management Business Distributable Earnings	$427,212	$454,036	$308,254

Incentive Business Economic Income	$81,794	$156,179	$1,835,063
Less: Non-cash carried interest income(2)	(29,900)	—	—
Add back: Net unrealized carried interest loss	250,888	830,478	(268,985)
Less: Unrealized investment and other (income) loss(3)	(107,173)	(10,913)	(3,207)
Incentive Business Distributable Earnings	$195,609	$975,744	$1,562,871

Distributable Earnings	$622,821	$1,429,780	$1,871,125
Taxes and related payables(4)	(9,715)	(73,565)	(41,151)
Distributable Earnings After Taxes and Related Payables	$613,106	$1,356,215	$1,829,974

(1)
Includes monitoring fees paid by Athene to Apollo by delivery of common shares of Athene Holding and gains resulting from reductions of the tax receivable agreement liability due to changes in projected income estimates and estimated tax rates.

(2)	Represents realized carried interest income settled by receipt of securities.

(3)	Represents unrealized gains from our general partner investments in our funds and other investments.

(4)	Represents the estimated current corporate, local and non-U.S. taxes as well as the payable under Apollo’s tax receivable agreement.

The following table is a reconciliation of Distributable Earnings per share of common and equivalents(1) to net distribution per share of common and equivalent for the years ended December 31, 2015, 2014 and 2013.

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Distributable Earnings After Taxes and Related Payables	$613,106	$1,356,215	$1,829,974
Add back: Tax and related payables attributable to common and equivalents	12	66,429	32,192
Distributable Earnings before certain payables(2)	613,118	1,422,644	1,862,166
Percent to common and equivalents	47%	45%	42%
Distributable Earnings before other payables attributable to common and equivalents	290,420	633,380	784,268
Less: Tax and related payables attributable to common and equivalents	(12)	(66,429)	(32,192)
Distributable Earnings attributable to common and equivalents	$290,408	$566,951	$752,076
Distributable Earnings per share of common and equivalent(3)	$1.50	$3.13	$4.49
Retained capital per share of common and equivalent(3)(4)	(0.12)	(0.24)	(0.51)
Net distribution per share of common and equivalent(3)	$1.38	$2.89	$3.98

(1)	Common and equivalents refers to Class A shares outstanding and RSUs that participate in distributions.

(2)	Distributable earnings before certain payables represents Distributable Earnings before the deduction for the estimated current corporate taxes and the payable under Apollo’s tax receivable agreement.

(3)	Per share calculations are based on end of period total Class A shares outstanding and RSUs that participate in distributions.

(4)	Retained capital is withheld pro-rata from common and equivalent holders and AOG unitholders.

Summary of Non-U.S. GAAP Measures

The table below sets forth a reconciliation of our non-U.S. GAAP performance measures to net income attributable to Apollo Global Management, LLC for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
	2015	2014	2013
Net Income Attributable to Apollo Global Management, LLC	$134,497	$168,229	$659,391
Net income attributable to Non-Controlling Interests in consolidated entities and Appropriated Partners’ Capital	21,364	157,011	456,953
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	194,634	404,682	1,257,650
Net Income	$350,495	$729,922	$2,373,994
Income tax provision	26,733	147,245	107,569
Income Before Income Tax Provision	$377,228	$877,167	$2,481,563
Transaction-related charges and equity-based compensation	39,793	34,895	164,490
Net income attributable to Non-Controlling Interests in consolidated entities	(21,364)	(157,011)	(456,953)
Economic Income	$395,657	$755,051	$2,189,100
Income tax provision on Economic Income	(10,518)	(185,587)	(173,679)
Economic Net Income	$385,139	$569,464	$2,015,421
Income tax provision on Economic Income	10,518	185,587	173,679
Carried interest loss from affiliates	(56,665)	(365,322)	(2,859,239)
Profit sharing expense	86,031	264,908	1,111,806
Other income	(111,160)	(55,765)	(87,630)
Equity-based compensation(1)	62,184	105,495	66,341
Depreciation and amortization(2)	11,476	10,182	11,046
Fee-Related EBITDA	$387,523	$714,549	$431,424
Net realized carried interest income	221,522	930,892	1,478,448
Fee-Related EBITDA + 100% of Net Realized Carried Interest	$609,045	$1,645,441	$1,909,872
Realized investment and other income	3,987	44,852	84,423
Non-cash revenues	(35,211)	(260,513)	(123,170)
Other(3)	45,000	—	—
Distributable Earnings	$622,821	$1,429,780	$1,871,125
Taxes and related payables	(9,715)	(73,565)	(41,151)
Distributable Earnings After Taxes and Related Payables	$613,106	$1,356,215	$1,829,974

(1)	Includes RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options. Excludes equity-based compensation expense comprising amortization of AOG Units.

(2)	Includes amortization of leasehold improvements.

(3)
Includes a reserve of $45 million accrued during the year ended December 31, 2015 in connection with an ongoing SEC regulatory matter principally concerning the acceleration of fees from fund portfolio companies. See note 16 to our consolidated financial statements for further detail regarding the ongoing SEC regulatory matter.

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
While primarily met by cash flows generated through fee income and carried interest income received, working capital needs have also been met (to a limited extent) through borrowings as described in note 12 to the consolidated financial statements.
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
Cash Flows
Significant amounts from our consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013 are summarized and discussed within the table and corresponding commentary below:

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Operating Activities	$582,673	$(372,917)	$1,134,458
Investing Activities	(202,936)	13,432	2,651
Financing Activities	(968,078)	485,611	(1,005,023)
Net (Decrease) Increase in Cash and Cash Equivalents	$(588,341)	$126,126	$132,086

Operating Activities
Our net cash provided by (used in) operating activities was $582.7 million, $(372.9) million and $1.1 billion during the years ended December 31, 2015, 2014 and 2013, respectively. These amounts were primarily driven by:

•
net income of $350.5 million, $729.9 million and $2.4 billion during the years ended December 31, 2015, 2014 and 2013, respectively, as well as non-cash adjustments of $12.0 million, $214.0 million and $269.9 million, respectively;

•
net decrease (increase) in our carried interest receivable of $303.3 million, $1.4 billion and ($408.8) million during the years ended December 31, 2015, 2014 and 2013, respectively, due to a change in the fair value of our funds that generate carried interest of $181.5 million, $397.4 million and $2.8 billion during the years ended December 31, 2015, 2014 and 2013, respectively, offset by fund distributions to the Company (net of non-cash settlements) of $485.0 million, $1.8 billion and $2.4 billion during the years ended December 31, 2015, 2014 and 2013, respectively;

•
purchases of investments held by consolidated VIEs in the amount of $521.2 million, $10.3 billion and $9.8 billion, offset by proceeds from sales of investments held by consolidated VIEs in the amount of $409.2 million, $8.5 billion and $8.4 billion during the during the years ended December 31, 2015, 2014 and 2013, respectively; and

•
net (decrease) increase in our profit sharing payable of ($122.6) million, ($518.0) million and $141.2 million during the years ended December 31, 2015, 2014 and 2013, respectively, due to profit sharing expense (inclusive of the return of profit sharing distributions from employees, former employees and Contributing Partners that would be due if certain funds were liquidated) of $100.1 million, $276.2 million and $1.2 billion during the years ended December 31, 2015, 2014 and 2013, respectively, offset by payments of $239.2 million, $833.6 million and $1.0 billion during the years ended December 31, 2015, 2014 and 2013, respectively.

Investing Activities
Our net cash (used in) provided by investing activities was $(202.9) million, $13.4 million and $2.7 million during the years ended December 31, 2015, 2014 and 2013, respectively. These amounts were primarily driven by:

•
net cash contributions from our equity method investments of $172.8 million and $33.6 million during the years ended December 31, 2015, and 2014, respectively, and net cash distributions of $8.8 million in 2013

•	proceeds from sales of investments (net of purchases of investments) in the amount of $50.0 million during the year ended December 31, 2014, respectively; and

•	loans made to Apollo employees in the amount of $25.0 million during the year ended December 31, 2015.
Financing Activities
Our net cash (used in) provided by financing activities was ($968.1) million, $485.6 million and ($1.0) billion during the years ended December 31, 2015, 2014 and 2013, respectively. These amounts were primarily driven by:

•	issuance of debt (net of debt issuance costs and repayments of principal) in the amount of $278.5 million and $4.4 million for the years ended December 31, 2014 and 2013, respectively;

•
payments made towards the satisfaction of our tax receivable agreement liability of $48.4 million, $32.0 million and $30.4 million during the years ended December 31, 2015, 2014 and 2013, respectively (see note 15 for further discussion of the tax receivable agreement liability);

•	cash distributions of $78.9 million and $85.9 million related to deliveries of Class A shares for RSUs for the years ended December 31, 2015 and 2013, respectively;

•	cash distributions paid to our Class A shareholders of $354.4 million, $506.0 million and $584.5 million during the years ended December 31, 2015, 2014 and 2013, respectively;

•
cash distributions paid to the Non-Controlling Interest holders in the Apollo Operating Group of $453.3 million, $816.4 million and $975.5 million during the years ended December 31, 2015, 2014 and 2013, respectively;

•	issuance of debt (net of repayments of principal) held by consolidated VIEs in the amount of $1.9 billion and $529.0 million during the years ended December 31, 2014 and 2013, respectively; and

•
net cash (distributions paid by) contributions to our consolidated funds and VIEs of ($3.4) million, ($263.8) million and $207.3 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, see note 15 to the consolidated financial statements for information regarding the quarterly distributions which were made at the sole discretion of the Company’s manager during 2015, 2014 and 2013.
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
As of December 31, 2015, Fund VII’s and Fund VI’s remaining investments and escrow cash were valued at 106% and 95% of the fund’s unreturned capital, respectively, which was below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation.
On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with CalPERS. The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. As of December 31, 2015, the Company had reduced fees charged to CalPERS on the funds it manages by approximately $100.7 million. Based on the Company’s current estimates, the reduction of fees will extend until 2017 in order for CalPERS to receive the full benefit of this arrangement.
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
On February 3, 2016, the Company announced its adoption of a plan to repurchase up to $250 million in the aggregate of its common shares, including up to $150 million in the aggregate of its outstanding common Class A shares through a share repurchase program and up to $100 million through a reduction of common Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the Company’s equity incentive plan.  Under the share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors.
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
On November 9, 2015, Apollo announced that it mutually agreed with RCS Capital Corporation (“RCAP”) to amend the terms of the previously announced sale of RCAP’s wholesale distribution business and certain related entities to Apollo. The amended purchase agreement provided for RCAP to sell its wholesale distribution business, including Realty Capital Securities and Strategic Capital, to Apollo for $6 million, subject to certain purchase price adjustments. On December 2, 2015, RCAP announced that it had authorized plans to wind down the operations of Realty Capital Securities. On January 4, 2016, RCAP announced its intent to file a voluntary petition for a prearranged Chapter 11 bankruptcy in late January 2016 and on January 31, 2016, RCAP filed such petition. As a result of these developments, the transactions contemplated by the amended purchase agreement with RCAP will not be consummated. Apollo is evaluating its rights with respect to these developments.
On January 14, 2016, the Company issued 529,395 Class A shares in settlement of vested RSUs. This issuance caused the Company’s ownership interest in the Apollo Operating Group to increase from 45.6% to 45.7%.

On February 3, 2016, the Company declared a cash distribution of $0.28 per Class A share, which will be paid on February 29, 2016 to holders of record on February 19, 2016.
On February 5, 2016, the Company issued 2,745,799 Class A shares in settlement of vested RSUs.  This issuance caused the Company’s ownership interest in the Apollo Operating Group to increase from 45.7% to 46.0%.
Athene
Athene Holding is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed indexed annuities.
Apollo, through its consolidated subsidiary, Athene Asset Management, L.P. (“Athene Asset Management”), provides asset management services to Athene, including asset allocation and portfolio management strategies, and receives fees from Athene for providing such services. As of December 31, 2015, Athene Asset Management managed all of Athene’s portfolio assets, except with respect to the assets of Athene Germany, for which a different Apollo affiliate provides investment advisory services. Athene Asset Management had $59.5 billion of total AUM as of December 31, 2015 in the Athene Accounts, of which approximately $14.6 billion, or approximately 24.5%, was either sub-advised by Apollo or invested in Apollo funds and investment vehicles. The vast majority of such assets are in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities and insurance-linked securities. We expect this percentage to increase over time provided that Athene Asset Management continues to perform successfully in providing asset management services to Athene.
In accordance with the services agreement among AAA, AAA Investments and the other service recipients party thereto and Apollo (the “AAA Services Agreement”), AAA was obligated to pay a fee (the “Unwind Fee”) to Apollo if AAA commenced prior to December 31, 2015 a specified tender offer to all its qualified unitholders to purchase all of their equity interests in AAA in exchange for equity interests in a new carry vehicle to be managed by Apollo (the “Wind Up Tender Offer”) and thereafter distributed the common shares of Athene Holding held by AAA following the consummation of such Wind-Up Tender Offer (or distributed the proceeds of any disposition of such shares). The obligation for AAA to pay the Unwind Fee terminated if the Wind Up Tender Offer was not commenced on or prior to December 31, 2015. At December 31, 2015, a Wind Up Tender Offer had not commenced. Accordingly, no Unwind Fee was incurred. In addition, pursuant to the AAA limited partnership agreement, AAA was obligated to, no later than promptly following the expiration of an initial lock-up period in respect of the Athene IPO, commence the Wind Up Tender Offer. Pursuant to the AAA limited partnership agreement, the obligation to make the Wind Up Tender Offer terminated if the Unwind Fee was no longer an obligation to Apollo. Accordingly, since the obligation to pay the Unwind Fee did not occur, there is no longer an obligation to make the Wind Up Tender Offer following the Athene IPO, and therefore no such Wind Up Tender Offer will be made to AAA's shareholders.
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
As part of its ongoing financial integration of Aviva USA, Athene identified material weaknesses in its internal controls over financial reporting for its U.S.     GAAP and statutory financials as of December 31, 2013. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. If Athene fails to maintain effective internal control over financial reporting, it may not be able to accurately report its financial results. While Athene was delayed in releasing financial statements within normal reporting periods over the past year, Athene released full year 2014 GAAP audited consolidated financial statements on September 9, 2015 and consolidated financial statements as of and for the six months ended June 30, 2015 on October 6, 2015, and consolidated financial statements as of and for the nine months ended September 30, 2015 on December 17, 2015. Notwithstanding these remediation efforts and delays in the release of its GAAP financial statements, Athene has continued to meet all regulatory filing deadlines with regard to financial statements prepared in accordance with Statutory Accounting principles and expects to do so for the quarter ended December 31, 2015.

During the year ended December 31, 2015, Apollo changed the valuation method used to value the investment in Athene Holding from the embedded value approach to the GAAP book value multiple approach. This change was driven by developments in Athene’s business as discussed in note 6 to the consolidated financial statements.
Distributions to Managing Partners and Contributing Partners
The three Managing Partners who became employees of Apollo on July 13, 2007 each receive a $100,000 base salary. Additionally, our Managing Partners can receive other forms of compensation. Any additional consideration will be paid to them in their proportional ownership interest in Holdings. Additionally, as a result of the tax receivable agreement, 85% of any tax savings APO Corp. recognizes will be paid to the Managing Partners.
Subsequent to the 2007 Reorganization, the Contributing Partners retained ownership interests in subsidiaries of the Apollo Operating Group. Therefore, any distributions that flow up to management or general partner entities in which the Contributing Partners retained ownership interests are shared pro rata with the Contributing Partners who have a direct interest in such entities prior to flowing up to the Apollo Operating Group. These distributions are considered compensation expense.
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
Pursuant to the new consolidation guidance adopted during the year, effective as of January 1, 2015, the Company first evaluates whether it holds a variable interest in an entity. Fees that are customary and commensurate with the level of services provided, and where the Company doesn’t hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered a variable interest. Apollo factors in all economic interests including proportionate interests through related parties, to determine if fees are to be considered a variable interest. As Apollo’s interests in many of these entities are solely through carried interests, performance fees, and/or insignificant indirect interests through related parties, Apollo is generally not considered to have a variable interest in many of these entities under the new guidance and no further consolidation analysis is performed. Prior to adoption of the new consolidation guidance, fees received by the Company for investment management services (e.g. carried interest and performance fees) were considered variable interests. For the remaining entities where the Company has determined that it does hold a variable interest, the Company performs an assessment to determine whether each of those entities qualify as a variable interest entity (“VIE”).

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
 If the entity is determined to be a VIE, the Company assesses whether the entity should be consolidated by determining if Apollo is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary if it holds a controlling financial interest defined as possessing both (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. When Apollo alone is not considered to have a controlling financial interest but Apollo and its related parties on an aggregate basis do have a controlling financial interest, Apollo is deemed to be the primary beneficiary if substantially all the activities of the entity are performed on behalf of Apollo.
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
The assessment of whether an entity is a VIE and the determination of whether Apollo should consolidate such VIE requires judgment. Under both the previous and the new guidance, those judgments include, but are not limited to: (i) determining whether the total equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (ii) evaluating whether the holders of equity investment at risk, as a group, can make decisions that have a significant effect on the success of the entity, (iii) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive the expected residual returns from an entity, and (iv) evaluating the nature of the relationship and activities of the parties involved in determining which party within a related-party group (only for those related parties with shared power or under common control under the new guidance) is most closely associated with the VIE. Judgments are also made in determining whether a member in the equity group has a controlling financial interest including power to direct activities that most significantly impact the VIEs’ economic performance and rights to receive benefits or obligations to absorb losses that could be potentially significant to the VIE. This analysis includes interests through related parties. Prior to adoption of the new guidance, where the VIEs had qualified for the deferral, judgments were made in estimating cash flows to evaluate which member within the equity group absorbed a majority of the expected losses or residual returns of the VIE.
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
Investments, at Fair Value
On a quarterly basis, Apollo utilizes valuation committees consisting of members from senior management, to review and approve the valuation results related to the investments of the funds it manages. For certain publicly traded vehicles managed by Apollo, a review is performed by an independent board of directors. The Company also retains independent valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the independent valuation firms assist management with validating their valuation results or determining fair value. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analyses. However, because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.
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
The value of liquid investments, where the primary market is an exchange (whether foreign or domestic), is determined using period end market prices. Such prices are generally based on the close price on the date of determination.
Credit Investments. The majority of investments in Apollo’s credit funds are valued based on quoted market prices and valuation models.
Quoted market prices are valued based on the average of the “bid” and the “ask” quotes provided by multiple brokers wherever possible without any adjustments.  Apollo will designate certain brokers to use to value specific securities.  In order to determine the designated brokers, Apollo considers the following: (i) brokers with which Apollo has previously transacted, (ii) the underwriter of the security and (iii) active brokers indicating executable quotes. In addition, when valuing a security based on broker quotes wherever possible Apollo tests the standard deviation amongst the quotes received and the variance between the concluded fair value and the value provided by a pricing service.  When broker quotes are not available, we use pricing service quotes or other sources to mark a position. When relying on a pricing service as a primary source, (i) Apollo analyzes how the price has moved over the measurement period (ii) reviews the number of brokers included in the pricing service’s population and (iii) validates the valuation levels with Apollo’s pricing team and traders.
Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value utilizing a model based approach is used to determine fair value. When determining fair value when no observable market value exists, the value attributed to an investment is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation approaches used to estimate the fair value of illiquid credit investments also may include the market approach and the income approach, as previously described above. The valuation approaches used consider, as applicable, market risks, credit risks, counterparty risks and foreign currency risks.
The credit funds also enter into foreign currency exchange contracts, total return swap contracts, credit default swap contracts, and other derivative contracts, which may include options, caps, collars and floors. Foreign currency exchange contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. If securities are held at the end of this period, the changes in value are recorded in income as unrealized. Realized gains or losses are recognized when contracts are settled. Total return swap and credit default swap contracts are recorded at fair value as an asset or liability, with changes in fair value recorded as unrealized appreciation or depreciation. Realized gains or losses are recognized at the termination of the contract based on the difference between the close-out price of the total return or credit default swap contract and the original contract price. Forward contracts are valued based on market rates obtained from counterparties or prices obtained from recognized financial data service providers.
Real Estate Investments. For the CMBS portfolio of Apollo’s funds, the estimated fair value of the CMBS portfolio is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value and may not necessarily represent what the funds would receive in an actual trade for the applicable instrument. Additionally, the loans held-for-investment are stated at the principal amount outstanding, net of deferred loan fees and costs. The Company evaluates its loans for possible impairment on a quarterly basis. For Apollo’s real estate funds, valuations of non-marketable underlying investments are determined using methods that include, but are not limited to (i) discounted cash flow estimates or comparable analysis prepared internally, (ii) third party appraisals or valuations by qualified real estate appraisers, and (iii) contractual sales value of investments/properties subject to bona fide purchase contracts. Methods (i) and (ii) also incorporate consideration of the use of the income, cost, or sales comparison approaches of estimating property values.
The fair values of the investments in our private equity, credit and real estate funds can be impacted by changes to the assumptions used in the underlying valuation models. For further discussion on the impact of changes to valuation assumptions see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Sensitivity” in this Annual Report on Form 10-K. There have been no material changes to the underlying valuation models during the periods that our financial results are presented in this report.
Fair Value of Financial Instruments
Except for the Company’s debt obligations related to the 2013 AMH Credit Facilities and 2024 Senior Notes (each as defined in note 12 to our consolidated financial statements), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying values approximate fair value. See “—Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings.
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
The Company has adopted a performance based incentive arrangement for certain Apollo partners and employees designed to more closely align compensation on an annual basis with the overall realized performance of the Company. This arrangement, which we refer to herein as the “Incentive Pool,” enables certain partners and employees to earn discretionary compensation based on carried interest realizations earned by the Company in a given year, which amounts are reflected in profit sharing expense in the accompanying consolidated financial statements. The Company adopted the Incentive Pool to attract and retain, and provide incentive to, partners and employees of the Company and to more closely align the overall compensation of partners and employees with the overall realized performance of the Company. Allocations to the Incentive Pool and to its participants contain both a fixed and a discretionary component and may vary year-to-year depending on the overall realized performance of the Company and the contributions and performance of each participant. There is no assurance that the Company will continue to compensate individuals through performance-based incentive arrangements in the future and there may be periods when the executive committee of the Company’s manager determines that allocations of realized carried interest income are not sufficient to compensate individuals, which may result in an increase in salary, bonus and benefits.
Equity-Based Compensation. Equity-based compensation is accounted for in accordance with U.S. GAAP, which requires that the cost of employee services received in exchange for an award is generally measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are recognized over the relevant service period. Further, as required under U.S. GAAP, the Company estimates forfeitures using industry comparables or historical trends for equity-based awards that are not expected to vest. Apollo’s equity-based awards consist of, or provide rights with respect to, AOG Units, RSUs, share options, restricted shares, AHL Awards and other equity-based compensation awards. For more information regarding Apollo’s equity-based compensation awards, see note 14 to our consolidated financial statements. The Company’s assumptions made to determine the fair value on grant date and the estimated forfeiture rate are embodied in the calculations of compensation expense.
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
We utilized the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting distributions on Plan Grant RSUs. The weighted average for the inputs utilized for the shares granted during the years ended December 31, 2015, 2014 and 2013 are presented in the table below for Plan Grants:

	For the Year Ended December 31,
	2015	2014	2013
Distribution Yield(1)	11.0%	14.3%	9.5%
Discount Rate for Pre-Vesting Distributions not Accrued(2)	9.1%	12.3%	17.6%

(1)	Calculated based on the historical distributions paid during the last twelve months and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.

(2)
Assumes a discount rate that was equivalent to the opportunity cost of foregoing distributions on unvested Plan Grant RSUs as of the valuation date, based on the Capital Asset Pricing Model (“CAPM”). CAPM is a commonly used mathematical model for developing expected returns.

The following table summarizes the weighted average discounts for Plan Grants for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
	2015	2014	2013
Plan Grants:
Discount for the lack of distributions until vested(1)	26.0%	32.5%	30.5%

(1)	Based on the present value of a growing annuity calculation.
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
The inputs utilized in the Finnerty Model were (i) length of holding period, (ii) volatility and (iii) distribution yield. The weighted average for the inputs utilized for the shares granted during the years ended December 31, 2015, 2014 and 2013 are presented in the table below for Plan Grants and Bonus Grants:

	For the Year Ended December 31,
	2015	2014	2013
Plan Grants
Holding Period Restriction (in years)	0.6	0.6	0.6
Volatility(1)	25.7%	31.4%	30.4%
Distribution Yield(2)	11.0%	14.3%	8.2%
Bonus Grants
Holding Period Restriction (in years)	0.2	0.2	0.2
Volatility(1)	22.2%	32.1%	30.0%
Distribution Yield(2)	10.8%	13.7%	12.2%

(1)	The Company determined the expected volatility based on the volatility of the Company’s Class A share price as of the grant date with consideration to comparable companies.

(2)	Calculated based on the historical distributions paid during the last twelve months and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.

The following table summarizes the weighted average marketability discounts for Plan Grants and Bonus Grants for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
	2015	2014	2013
Plan Grants:
Marketability discount for transfer restrictions(1)	4.2%	5.1%	6.0%
Bonus Grants:
Marketability discount for transfer restrictions(1)	2.2%	3.2%	3.2%

(1)	Based on the Finnerty Model calculation.
After the grant date fair value is determined, an estimated forfeiture rate is applied. The estimated fair value was determined and recognized over the vesting period on a straight-line basis. A 6.0% forfeiture rate is estimated for RSUs, based on the Company’s historical attrition rate as well as industry comparable rates. If employees are no longer associated with Apollo or if there is no turnover, we will revise our estimated compensation expense to the actual amount of expense based on the RSUs vested at the reporting date in accordance with U.S. GAAP.
Fair Value Measurements
See note 6 to our consolidated financial statements for a discussion of the Company’s fair value measurements.
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
Contractual Obligations, Commitments and Contingencies
As of December 31, 2015, the Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$37,812	$35,871	$31,207	$30,641	$14,159	$10,817	$160,507
Other long-term obligations(2)	10,594	5,282	4,908	2,329	—	—	23,113
2013 AMH Credit Facilities - Term Facility(3)	8,254	8,254	8,254	500,413	—	—	525,175
2013 AMH Credit Facilities - Revolver Facility(4)	625	625	625	8	—	—	1,883
2024 Senior Notes (5)	20,000	20,000	20,000	20,000	20,000	568,333	668,333
2014 AMI Term Facility I	298	298	298	14,693	—	—	15,587
2014 AMI Term Facility II	295	295	295	17,108	—	—	17,993
Obligations as of December 31, 2015	$77,878	$70,625	$65,587	$585,192	$34,159	$579,150	$1,412,591

(1)	The Company has entered into sublease agreements and is expected to contractually receive approximately $3.4 million over the life of the agreements.

(2)
Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(3)
$500 million of the outstanding Term Facility matures in January 2019. The interest rate on the $500 million Term Facility as of December 31, 2015 was 1.65%. See note 12 of the consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(4)
The commitment fee as of December 31, 2015 on the $500 million undrawn Revolver Facility was 0.125%. See note 12 of the consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(5)
$500 million of the 2024 Senior Notes matures in May 2024. The interest rate on the 2024 Senior Notes as of December 31, 2015 was 4.00%. See note 12 of the consolidated financial statements for further discussion of the 2024 Senior Notes.

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

(iii)
In connection with the Stone Tower and Gulf Stream acquisitions, the Company agreed to pay the former owners of Stone Tower and Gulf Stream a specified percentage of any future carried interest income earned from certain of the Stone Tower and Gulf Stream funds, CLOs and strategic investment accounts. This contingent consideration liability is remeasured to fair value at each reporting period until the obligations are satisfied. See note 16 for further information regarding the contingent consideration liability.

Commitments
Certain of our management companies and general partners are committed to contribute to the funds we manage and certain affiliates. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our affiliates, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its affiliates, the percentage of total fund commitments of Apollo and its affiliates, the commitment and remaining commitment amounts of Apollo only (excluding affiliates), and the percentage of total fund commitments of Apollo only (excluding affiliates) for each private equity, credit and real estate fund as of December 31, 2015 as follows ($ in millions):

Fund	Apollo and Affiliates Commitments	% of Total Fund Commitments	Apollo Only (Excluding Affiliates) Commitments	Apollo Only (Excluding Affiliates) % of Total Fund Commitments	Apollo and Affiliates Remaining Commitments	Apollo Only (Excluding Affiliates) Remaining Commitments
Private Equity:
Fund IV	$100.0	2.78%	$0.2	0.01%	$0.5	$—
Fund V	100.0	2.67	0.5	0.01	6.3	—
Fund VI	246.3	2.43	6.1	0.06	9.7	0.2
Fund VII	467.2	3.18	178.0	1.21	80.9	29.6
Fund VIII	1,543.5	8.40	401.6	2.19	1,099.3	289.9
ANRP I	426.1	32.21	10.0	0.75	132.8	3.2
ANRP II	292.0	16.87	42.0	2.43	242.8	35.4
AION	151.5	18.34	50.0	6.05	106.9	35.0
APC	158.5	69.06	0.1	0.04	67.6	—
Apollo Rose, L.P.	215.7	100.00	—	—	46.8	—
A.A Mortgage Opportunities, L.P.	440.0	87.44	—	—	154.4	—
Champ, L.P.	74.4	100.00	19.0	25.56	11.5	2.9
Apollo Royalties Management, LLC	100.0	100.00	—	—	6.3	—
Credit:
ACLF	23.9	2.43	23.9	2.43	1.2	1.2
COF I	449.2	30.26	29.7	2.00	237.1	4.2
COF II	30.5	1.93	23.4	1.48	0.8	0.6
COF III	358.1	10.45	83.1	2.43	104.3	24.5
EPF I(2)	292.8	20.74	19.3	1.37	48.3	4.5
EPF II(2)	410.2	12.25	63.0	1.88	143.2	24.3
AIE II(2)	7.1	3.15	4.4	1.94	—	—
AIE III(2)	9.8	2.91	9.8	2.91	6.1	6.1
Palmetto	18.0	1.19	18.0	1.19	10.9	10.9
AEC	7.3	2.50	3.2	1.08	2.5	1.1
AESI(2)	3.2	0.99	3.2	0.99	0.2	0.2
AESI II	2.8	0.99	2.8	0.99	1.4	1.4
ACSP	18.8	2.44	18.8	2.44	6.7	6.7
Apollo SK Strategic Investments, L.P.	2.0	0.99	2.0	0.99	0.4	0.4
Apollo Tactical Value SPN Investments, L.P.	10.0	1.96	10.0	1.96	8.0	8.0

Franklin Fund	9.9		9.09	9.9	9.09	—		—
Apollo Zeus Strategic Investments, L.P.	14.0		3.38	14.0	3.38	4.0		4.0
Apollo Lincoln Fixed Income Fund	2.5		0.99	2.5	0.99	0.6		0.6
Apollo Lincoln Private Credit Fund, L.P.	2.5		0.99	2.5	0.99	2.1		2.1
Stone Tower Structured Credit Recovery Master Fund II, Ltd.	7.8		7.47	—	—	—		—
Apollo Structured Credit Recovery Master Fund III, Ltd.	230.2		18.59	3.6	0.29	101.2		1.6
MidCap	1,208.6		74.71	79.9	4.94	—		—
AEOF	125.5		12.01	25.5	2.44	72.0		14.6
Apollo A-N Credit Fund, L.P.	7.0		1.96	7.0	1.96	2.6		2.0
Union Street Partners	4.4		2.00	4.4	2.00	3.3		3.3
FCI	95.3		17.05	—	—	53.6		—
FCI II	244.6		15.72	—	—	88.9		—
Apollo/Palmetto Loan Portfolio, L.P.	—		100.00	—	100.00	—		—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	300.0		100.00	—	—	—		—
Apollo Hercules Partners, L.P.	7.5		2.44	7.5	2.44	6.4		6.4
Real Estate:
U.S. RE Fund I	433.3	(1)	69.46	16.1	2.45	132.2	(1)	3.2
U.S. RE Fund II	323.8		82.04	7.4	1.89	211.6		4.9
CPI Capital Partners North America	7.6		1.27	2.1	0.35	0.6		0.2
CPI Capital Partners Europe(2)	6.0		0.47	—	—	0.4		—
CPI Capital Partners Asia Pacific	6.9		0.53	0.5	0.04	0.4		—
BEA/AGRE China Real Estate Fund, L.P.	0.1		1.03	0.1	1.03	—		—
Apollo-IC, L.P. (Shanghai Village)	0.8		100.00	0.8	100.00	0.4		0.4
AGRE Cobb West Investor, L.P.	0.1		0.39	0.1	0.39	—		—
AGRE Asia Co-Invest I Limited	50.0		100.00	—	—	35.7		—
CAI Strategic European Real Estate Ltd.(2)	15.8		92.13	—	—	3.0		—
London Prime Apartments Guernsey Holdings Limited (London Prime Apartments)(3)	26.0		7.80	0.8	0.23	6.4		0.2
2012 CMBS I Fund, L.P.	89.5		100.00	—	—	—		—
2012 CMBS II Fund, L.P.	96.6		100.00	—	—	—		—
AGRE CMBS Fund, L.P.	418.8		100.00	—	—	—		—
Apollo USREF II (Williams Square Co-Invest) L.P.	25.0		28.90	—	—	4.1		—
Other:
Apollo SPN Investments I, L.P.	36.7		0.91	36.7	0.91	32.5		32.5
Total	$9,755.7			$1,243.5		$3,298.9		$566.3

(1)
Figures for U.S. RE Fund I include base, additional, and co-investment commitments. A co-investment vehicle within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.47 as of December 31, 2015.

(2)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.09 as of December 31, 2015.

(3)	Apollo’s commitment in these investments is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.47 as of December 31, 2015.

As a limited partner, the general partner and manager of the Apollo private equity, credit and real estate funds, Apollo had unfunded capital commitments of $566.3 million at December 31, 2015.
Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made by AAA to Apollo’s affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments. In addition, on April 30, 2015, Apollo entered into a revolving credit agreement with AAA Investments (the “AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR plus 1.5%. The Company receives an annual commitment fee of 0.125% on the unused portion of the loan. As of December 31, 2015, no advance on the AAA Investments Credit Agreement was made by the Company.
The 2013 AMH Credit Facilities and 2024 Senior Notes will have future impacts on our cash uses. See note 12 of our consolidated financial statements for information regarding the Company’s debt arrangements.

In accordance with the Shareholders Agreement, we have indemnified the Managing Partners and certain Contributing Partners (at varying percentages) for any carried interest income distributed from Fund IV, Fund V and Fund VI that is subject to contingent repayment by the general partner. The Company recorded an indemnification liability of $4.6 million as of December 31, 2015 related to this obligation. As of December 31, 2014, the Company had not recorded an obligation for any previously made distributions.
Contingent Obligations—Carried interest income in private equity and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues recognized by Apollo through December 31, 2015 that would be reversed approximates $2.4 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company as general partner has received more carried interest income than was ultimately earned. This general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund. As of December 31, 2015, the Company recorded a general partner obligation to return previously distributed carried interest income of $72.0 million. See note 15 to the consolidated statements for further information regarding the general partner obligation.

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
The Company is subject to a concentration risk related to the investors in its funds. Although there are more than 1,000 investors in Apollo’s active private equity, credit and real estate funds, no individual investor accounts for more than 10% of the total committed capital to Apollo’s active funds.
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
Impact on Carried Interest Income—We earn carried interest income from our funds as a result of such funds achieving specified performance criteria. Our carried interest income will be impacted by changes in market risk factors. However, several major factors will influence the degree of impact:

•	the performance criteria for each individual fund in relation to how that fund’s results of operations are impacted by changes in market risk factors;

•	whether such performance criteria are annual or over the life of the fund;

•	to the extent applicable, the previous performance of each fund in relation to its performance criteria; and

•	whether each funds’ carried interest distributions are subject to contingent repayment.
As a result, the impact of changes in market risk factors on carried interest income will vary widely from fund to fund. The impact is heavily dependent on the prior and future performance of each fund, and therefore is not readily predicted or estimated.
Market Risk—We are directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues and expenses will be adversely affected by changes in market conditions. Market risk is inherent in each of our investments and activities, including equity investments, loans, short-term borrowings, long-term debt, hedging instruments, credit default swaps, and derivatives. Just a few of the market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest and currency exchange rates, equity prices, changes in the implied volatility of interest rates and price deterioration. Volatility in debt and equity markets can impact our pace of capital deployment, the timing of receipt of transaction fee revenues, and the timing of realizations. These market conditions could have an impact on the value of fund investments and rates of return. Accordingly, depending on the instruments or activities impacted, market risks can have wide ranging, complex adverse effects on our results from operations and our overall financial condition. We monitor market risk using certain strategies and methodologies which management evaluates periodically for appropriateness. We intend to continue to monitor this risk going forward and continue to monitor our exposure to all market factors.
Interest Rate Risk—Interest rate risk represents exposure we and our funds have to instruments whose values vary with the change in interest rates. These instruments include, but are not limited to, loans, borrowings and derivative instruments. We may seek to mitigate risks associated with the exposures by having our funds take offsetting positions in derivative contracts. Hedging instruments allow us to seek to mitigate risks by reducing the effect of movements in the level of interest rates, changes in the shape of the yield curve, as well as, changes in interest rate volatility. Hedging instruments used to mitigate these risks may include related derivatives such as options, futures and swaps.
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
Certain of our funds hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize our risk exposure by limiting the counterparties with which our funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. As of December 31, 2015, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.

Foreign Exchange Risk—Foreign exchange risk represents exposures our funds have to changes in the values of current fund holdings and future cash flows denominated in other currencies and investments in non-U.S. companies. The types of investments exposed to this risk include investments in foreign subsidiaries, foreign currency-denominated loans, foreign currency-denominated transactions, and various foreign exchange derivative instruments whose values fluctuate with changes in currency exchange rates or foreign interest rates. Instruments used to mitigate this risk are foreign exchange options, currency swaps, futures and forwards. These instruments may be used to help insulate our funds against losses that may arise due to volatile movements in foreign exchange rates and/or interest rates.
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
Sensitivity
Interest Rate Risk—Apollo has debt obligations that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of December 31, 2015 and 2014, we estimate that interest expense would increase on an annual basis, in the event interest rates were to increase by one percentage point, by approximately $5.3 million and $5.4 million, respectively.
In addition to our debt obligations, we are also subject to interest rate risk through the investments of our funds. For funds that pay management fees based on NAV or other bases that are sensitive to market value fluctuations, we anticipate our management fees would change consistent with the increase or decrease experienced by the underlying funds’ portfolios. In the event that interest rates were to increase by one percentage point, we estimate that management fees earned on a segment basis that were dependent upon estimated fair value would decrease by approximately $10.9 million during the year ended December 31, 2015.
Credit Risk—Similar to interest rate risk, we are also subject to credit risk through the investments of our funds. In the event that credit spreads were to increase by one percentage point, we estimate that management fees earned on a segment basis that were dependent upon estimated fair value would decrease by approximately $18.3 million during the year ended December 31, 2015.
Foreign Exchange Risk—We estimate for the years ended December 31, 2015 and 2014, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in management fees, carried interest income and income from equity method investments:

	For the Years Ended December 31,
	2015	2014
Management fees	$2,717	$4,005
Carried interest income	1,953	10,508
Income from equity method investments	22	691
Net Gains From Investment Activities and Income From Equity Method Investments—Our assets and unrealized gains, and our related equity and net income are sensitive to changes in the valuations of our funds’ underlying investments and could vary materially as a result of changes in our valuation assumptions and estimates. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Policies—Investments, at Fair Value” for details related to the valuation methods that are used and the key assumptions and estimates employed by such methods. We also quantify the Level III investments that are included on our consolidated statements of financial condition by valuation methodology in note 6 to the consolidated financial statements. We employ a variety of valuation methods. Furthermore, the investments that we manage but are not on our consolidated statements of financial condition, and therefore impact carried interest, also employ a variety of valuation methods of which no single methodology is used more than any other. Changes in fair value will have the following impacts before a reduction of profit sharing expense and Non-Controlling Interests in the Apollo Operating Group and on a pre-tax basis on our results of operations for the years ended December 31, 2015 and 2014:
Management Fees—Management fees from the funds in our credit segment are based on the net asset value of the relevant fund, gross assets, capital commitments or invested capital, each as defined in the respective management agreements. Changes in the fair values of the investments in credit funds that earn management fees based on net asset value or gross assets will have a direct impact on the amount of management fees that are earned. Management fees earned from our credit segment on a segment basis that were dependent upon estimated fair value during the years ended December 31, 2015 and 2014 would decrease by approximately $50.5 million and $37.7 million, respectively, if the fair values of the investments held by such funds were 10% lower during the same respective periods.
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
Carried Interest Income—Carried interest income from most of our credit, private equity and real estate funds generally is earned based on achieving specified performance criteria and is impacted directly by changes in the fair value of the funds’ investments. We anticipate that a 10% decline in the fair values of investments held by all of the credit, private equity and real estate funds at December 31, 2015 and 2014 would decrease carried interest income on a segment basis for the years ended December 31, 2015 and 2014 as presented in the table below:

	For the Years Ended December 31,
	2015	2014
10% Decline in Fair Value of Investments Held
Credit	140,461	160,554
Private Equity	202,171	301,705
Real Estate	10,865	12,617

Net Gains From Investment Activities—Net gains from investment activities related to the Company's investment in Athene Holding would decrease by approximately $51.0 million and $32.4 million for the years ended December 31, 2015 and 2014, respectively, if the fair value of the Company's investment in Athene Holding decreased by 10% during the same respective periods.
Income From Equity Method Investments—For select Apollo funds, our share of income from equity method investments as a general partner in such funds is derived from unrealized gains or losses on investments in funds included in the consolidated financial statements. For funds in which we have an interest, but are not included in our consolidated financial statements, our share of investment income is limited to our direct investments in the funds, which ranges from 0.001% to 9.091%.
We anticipate that a 10% decline in the fair value of investments at December 31, 2015 and 2014 would result in an approximate $63.1 million and $37.8 million decrease in investment income at the consolidated level, respectively.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Apollo Global Management, LLC
New York, New York
We have audited the accompanying consolidated statements of financial condition of Apollo Global Management, LLC and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Global Management, LLC and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
New York, New York
February 29, 2016

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2015 AND DECEMBER 31, 2014
(dollars in thousands, except share data)

	December 31,
	2015	2014
Assets:
Cash and cash equivalents	$612,505	$1,204,052
Cash and cash equivalents held at consolidated funds	4,817	1,611
Restricted cash	5,700	6,353
Investments	1,154,749	2,880,006
Assets of consolidated variable interest entities:
Cash and cash equivalents	56,793	1,088,952
Investments, at fair value	910,566	15,658,653
Other assets	63,413	323,240
Carried interest receivable	643,907	911,666
Due from affiliates	247,835	268,015
Deferred tax assets	646,207	606,717
Other assets	95,844	114,241
Goodwill	88,852	49,243
Intangible assets, net	28,620	60,039
Total Assets	$4,559,808	$23,172,788
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$92,012	$44,246
Accrued compensation and benefits	54,836	59,278
Deferred revenue	177,875	199,614
Due to affiliates	594,536	565,153
Profit sharing payable	295,674	434,852
Debt	1,025,255	1,027,965
Liabilities of consolidated variable interest entities:
Debt, at fair value	801,270	14,123,100
Other liabilities	85,982	728,718
Other liabilities	43,387	46,401
Total Liabilities	3,170,827	17,229,327
Commitments and Contingencies (see note 16)
Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Class A shares, no par value, unlimited shares authorized, 181,078,937 and 163,046,554 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding at December 31, 2015 and December 31, 2014	—	—
Additional paid in capital	2,005,509	2,254,283
Accumulated deficit	(1,348,384)	(1,400,661)
Appropriated partners’ capital	—	933,166
Accumulated other comprehensive loss	(7,620)	(306)
Total Apollo Global Management, LLC shareholders’ equity	649,505	1,786,482
Non-Controlling Interests in consolidated entities	86,561	3,222,195
Non-Controlling Interests in Apollo Operating Group	652,915	934,784
Total Shareholders’ Equity	1,388,981	5,943,461
Total Liabilities and Shareholders’ Equity	$4,559,808	$23,172,788
See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(dollars in thousands, except share data)

	For the Years Ended December 31,
	2015	2014	2013
Revenues:
Advisory and transaction fees from affiliates, net	$14,186	$315,587	$196,562
Management fees from affiliates	930,194	850,441	674,634
Carried interest income from affiliates	97,290	394,055	2,862,375
Total Revenues	1,041,670	1,560,083	3,733,571
Expenses:
Compensation and benefits:
Salary, bonus and benefits	354,524	338,049	294,753
Equity-based compensation	97,676	126,320	126,227
Profit sharing expense	85,229	276,190	1,173,255
Total Compensation and Benefits	537,429	740,559	1,594,235
Interest expense	30,071	22,393	29,260
General, administrative and other	102,255	97,663	98,202
Professional fees	68,113	82,030	83,407
Occupancy	40,219	40,427	39,946
Placement fees	8,414	15,422	42,424
Depreciation and amortization	44,474	45,069	54,241
Total Expenses	830,975	1,043,563	1,941,715
Other Income:
Net gains from investment activities	121,723	213,243	330,235
Net gains from investment activities of consolidated variable interest entities	19,050	22,564	199,742
Income from equity method investments	14,855	53,856	107,350
Interest income	3,232	10,392	12,266
Other income, net	7,673	60,592	40,114
Total Other Income	166,533	360,647	689,707
Income before income tax provision	377,228	877,167	2,481,563
Income tax provision	(26,733)	(147,245)	(107,569)
Net Income	350,495	729,922	2,373,994
Net income attributable to Non-controlling Interests	(215,998)	(561,693)	(1,714,603)
Net Income Attributable to Apollo Global Management, LLC	$134,497	$168,229	$659,391
Distributions Declared per Class A Share	1.96	3.11	3.95
Net Income Per Class A Share:
Net Income Available to Class A Share – Basic	$0.61	$0.62	$4.06
Net Income Available to Class A Share – Diluted	$0.61	$0.62	$4.03
Weighted Average Number of Class A Shares Outstanding – Basic	173,271,666	155,349,017	139,173,386
Weighted Average Number of Class A Shares Outstanding – Diluted	173,271,666	155,349,017	142,214,350
See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(dollars in thousands, except share data)

	For the Years Ended December 31,
	2015	2014	2013
Net Income	$350,495	$729,922	$2,373,994
Other Comprehensive Loss, net of tax:
Allocation of currency translation adjustment of consolidated CLOs and funds (net of taxes of $0.9 million, $0.0 million and $0.0 million for Apollo Global Management, LLC for the years ended December 31, 2015, 2014 and 2013, respectively, and $0.0 million, $0.0 million and $0.0 million for Non-Controlling Interests in Apollo Operating Group for the years ended December 31, 2015, 2014 and 2013, respectively)	(13,535)	724	—
Net gain (loss) from change in fair value of cash flow hedge instruments	105	(990)	—
Net loss on available-for-sale securities	(904)	(2)	(8)
Total Other Comprehensive Loss, net of tax	(14,334)	(268)	(8)
Comprehensive Income	336,161	729,654	2,373,986
Comprehensive Income attributable to Non-Controlling Interests	(208,978)	(631,831)	(1,564,710)
Comprehensive Income Attributable to Apollo Global Management, LLC	$127,183	$97,823	$809,276
See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Additional Paid in Capital	Accumulated Deficit	Appropriated Partners’ Capital	Accumulated Other Comprehensive Loss	Total Apollo Global Management, LLC Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2013	130,053,993	1	$3,043,334	$(2,142,020)	$1,765,360	$144	$2,666,818	$1,893,212	$1,143,353	$5,703,383
Dilution impact of issuance of Class A shares	—	—	4,865	—	—	—	4,865	—	—	4,865
Capital increase related to equity-based compensation	—	—	104,935	—	—	—	104,935	—	19,163	124,098
Capital contributions	—	—	—	—	—	—	—	689,172	—	689,172
Distributions	—	—	(650,189)	—	(334,215)	—	(984,404)	(159,573)	(975,488)	(2,119,465)
Distributions related to deliveries of Class A shares for RSUs	5,181,389	—	37,263	(85,858)	—	—	(48,595)	—	—	(48,595)
Purchase of AAA units	—	—	—	—	—	—	—	(62,326)	—	(62,326)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(2,226)	—	—	—	(2,226)	2,226	—	—
Satisfaction of liability related to AAA RDUs	—	—	1,205	—	—	—	1,205	—	—	1,205
Exchange of AOG Units for Class A shares	11,045,402	—	85,395	—	—	—	85,395	—	(62,996)	22,399
Net income	—	—	—	659,391	149,934	—	809,325	307,019	1,257,650	2,373,994
Net gain (loss) on available-for-sale securities (from equity method investment)	—	—	—	—	—	(49)	(49)	—	41	(8)
Balance at December 31, 2013	146,280,784	1	$2,624,582	$(1,568,487)	$1,581,079	$95	$2,637,269	$2,669,730	$1,381,723	$6,688,722
Dilution impact of issuance of Class A shares	—	—	5,267	—	—	—	5,267	—	—	5,267
Capital increase related to equity-based compensation	—	—	108,871	—	—	—	108,871	—	—	108,871
Capital contributions	—	—	—	—	135,356	—	135,356	936,915	—	1,072,271
Distributions	—	—	(555,532)	—	(713,264)	—	(1,268,796)	(615,301)	(816,412)	(2,700,509)
Distributions related to deliveries of Class A shares for RSUs	10,491,649	—	27,899	(403)	—	—	27,496	—	—	27,496
Purchase of AAA units	—	—	—	—	—	—	—	(312)	—	(312)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(3,423)	—	—	—	(3,423)	3,423	—	—
Satisfaction of liability related to AAA RDUs	—	—	1,183	—	—	—	1,183	—	—	1,183
Exchange of AOG Units for Class A shares	6,274,121	—	45,436	—	—	—	45,436	—	(34,618)	10,818
Net income	—	—	—	168,229	(70,729)	—	97,500	227,740	404,682	729,922
Allocation of currency translation adjustment of consolidated CLO entities	—	—	—	—	724	—	724	—	—	724
Change in cash flow hedge instruments	—	—	—	—	—	(399)	(399)	—	(591)	(990)
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(2)	(2)	—	—	(2)
Balance at December 31, 2014	163,046,554	1	$2,254,283	$(1,400,661)	$933,166	$(306)	$1,786,482	$3,222,195	$934,784	$5,943,461

Cumulative effect adjustment from adoption of accounting principles	—	—	1,771	(3,350)	(933,166)	—	(934,745)	(3,134,518)	—	(4,069,263)
Dilution impact of issuance of Class A shares	—	—	3,588	—	—	—	3,588	—	—	3,588
Capital increase related to equity-based compensation	—	—	67,959	—	—	—	67,959	—	—	67,959
Capital contributions	—	—	—	—	—	—	—	5,916	—	5,916
Distributions	—	—	(367,894)	—	—	—	(367,894)	(21,317)	(453,324)	(842,535)
Distributions related to deliveries of Class A shares for RSUs and restricted shares	11,521,762	—	6,276	(78,870)	—	—	(72,594)	—	—	(72,594)
Exchange of AOG Units for Class A shares	6,510,621	—	39,526	—	—	—	39,526	—	(23,238)	16,288
Net income	—	—	—	134,497	—	—	134,497	21,364	194,634	350,495
Allocation of currency translation adjustment of consolidated CLOs and fund entities	—	—	—	—	—	(6,456)	(6,456)	(7,079)	—	(13,535)
Change in cash flow hedge instruments	—	—	—	—	—	46	46	—	59	105
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(904)	(904)	—	—	(904)
Balance at December 31, 2015	181,078,937	1	$2,005,509	$(1,348,384)	$—	$(7,620)	$649,505	$86,561	$652,915	$1,388,981
See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(dollars in thousands, except share data)

	For the Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$350,495	$729,922	$2,373,994
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity-based compensation	97,676	126,320	126,227
Non-cash management fees	(27,066)	(16,738)	—
Depreciation and amortization	44,474	45,069	54,241
Unrealized (gains) losses from investment activities	(122,426)	(21,726)	12,962
Cash distributions of earnings from equity method investments	30,931	83,656	109,076
Income from equity method investments	(14,855)	(53,856)	(107,350)
Excess tax benefits from share-based payment arrangements	(1,234)	(27,899)	(37,263)
Deferred taxes, net	26,431	80,356	62,701
Other non-cash amounts included in net income, net	(21,912)	(1,223)	49,326
Changes in assets and liabilities:
Carried interest receivable	303,296	1,375,409	(408,819)
Due from affiliates	1,500	(252,339)	(130,525)
Other assets	16,275	(24,868)	6,250
Accounts payable and accrued expenses	49,403	33,986	34,034
Accrued compensation and benefits	(9,916)	16,185	(17,244)
Deferred revenue	(18,370)	(79,865)	27,322
Due to affiliates	12,521	(97,521)	(44,223)
Profit sharing payable	(122,632)	(518,003)	141,225
Other liabilities	(2,281)	6,889	(5,822)
Apollo Funds related:
Net realized gains from investment activities	(6,988)	(79,277)	(87,881)
Net unrealized (gains) losses from investment activities	(8,392)	113,423	(309,138)
Net realized gains on debt	—	(101,745)	(137,098)
Net unrealized (gains) losses on debt	(3,057)	(809)	232,510
Distributions from investment activities	—	—	66,796
Change in cash held at consolidated variable interest entities	256,623	(13,813)	587,526
Purchases of investments	(521,205)	(10,330,057)	(9,841,763)
Proceeds from sale of investments and liquidating distributions	409,218	8,509,361	8,422,195
Change in other assets	(24,428)	(43,521)	19,260
Change in other liabilities	(111,408)	169,767	(64,061)
Net Cash Provided by (Used in) Operating Activities	$582,673	$(372,917)	$1,134,458
Cash Flows from Investing Activities:
Purchases of fixed assets	$(6,203)	$(5,949)	$(7,577)
Proceeds from disposals of fixed assets	—	115	2,282
Proceeds from sale of investments	25,000	50,000	—
Purchase of investments	(25,000)	—	—
Cash contributions to equity method investments	(234,382)	(109,923)	(98,422)
Cash distributions from equity method investments	61,576	76,343	107,208
Change in restricted cash	653	2,846	(840)
Issuance of employee loans	(25,000)	—	—
Other investing activities	420	—	—
Net Cash (Used in) Provided by Investing Activities	$(202,936)	$13,432	$2,651
Cash Flows from Financing Activities:
Principal repayments of debt	$—	$(250,000)	$(737,818)
Issuance of debt	—	533,956	750,000
Issuance costs	—	(5,478)	(7,750)
Net loss related to cash flow hedge instruments	—	(1,051)	—
Satisfaction of tax receivable agreement	(48,420)	(32,032)	(30,403)
Satisfaction of contingent obligations	(15,743)	(37,271)	(67,535)
Purchases of equity securities	(3,120)	—	—
Distributions related to deliveries of Class A shares for RSUs	(78,870)	(403)	(85,858)
Distributions paid to Non-Controlling Interests in consolidated entities	(12,102)	(19,425)	(12,171)
Contributions from Non-Controlling Interests in consolidated entities	147	2,001	273
Distributions paid	(354,434)	(506,043)	(584,465)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(453,324)	(816,412)	(975,488)
Excess tax benefits from share-based payment arrangements	1,234	27,899	37,263
Apollo Funds related:
Issuance of debt	—	4,225,451	2,747,033
Principal repayment of debt	—	(2,371,499)	(2,218,060)
Purchase of AAA units	—	(312)	(62,326)
Distributions paid	—	(703,041)	(334,215)
Distributions paid to Non-Controlling Interests in consolidated variable interest entities	(9,215)	(450,419)	(147,402)
Contributions from Non-Controlling Interests in consolidated variable interest entities	5,769	889,690	688,899
Subscriptions received in advance	—	—	35,000
Net Cash (Used in) Provided by Financing Activities	$(968,078)	$485,611	$(1,005,023)
Net (Decrease) Increase in Cash and Cash Equivalents	(588,341)	126,126	132,086
Cash and Cash Equivalents, Beginning of Period	1,205,663	1,079,537	947,451
Cash and Cash Equivalents, End of Period	$617,322	$1,205,663	$1,079,537
Supplemental Disclosure of Cash Flow Information:
Interest paid	$32,270	$22,191	$43,760
Interest paid by consolidated variable interest entities	17,574	157,812	120,149
Income taxes paid	7,922	57,276	9,233
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash contributions to equity method investments	$36,634	$—	$—
Non-cash distributions from equity method investments	(7,724)	(6,720)	(1,303)
Transfer of fixed assets held for sale	—	—	6,486
Supplemental Disclosure of Non-Cash Financing Activities:
Declared and unpaid distributions	$(13,460)	$(49,489)	$(65,724)
Non-cash distributions from Non-Controlling Interests in consolidated entities to Appropriated Partners' Capital	—	(135,356)	—
Non-cash contributions from Non-Controlling Interests in Apollo Operating Group related to equity-based compensation	—	—	19,163
Capital increases related to equity-based compensation	67,959	108,871	104,935
Other non-cash financing activities	3,559	6,448	6,021
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$61,720	$58,696	$149,327
Due to affiliates	(45,432)	(47,878)	(126,928)
Additional paid in capital	(16,288)	(10,818)	(22,399)
Non-Controlling Interest in Apollo Operating Group	23,238	34,618	62,996
Net Assets Deconsolidated from Consolidated Variable Interest Entities and Funds:
Cash and cash equivalents	$760,491	$—	$—
Investments, at fair value	16,930,227	—	—
Other Assets	280,428	—	—
Debt, at fair value	(13,229,570)	—	—
Other liabilities	(529,080)	—	—
Non-Controlling Interests in consolidated entities	(3,134,518)	—	—
Appropriated partners’ capital	(929,708)	—	—
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
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

1. ORGANIZATION AND BASIS OF PRESENTATION
Apollo Global Management, LLC (together with its consolidated subsidiaries, the “Company” or “Apollo”) is a global alternative investment manager whose predecessor was founded in 1990. Its primary business is to raise, invest and manage private equity, credit and real estate funds as well as strategic investment accounts (“SIAs”), on behalf of pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. For these investment management services, Apollo receives management fees generally related to the amount of assets managed, transaction and advisory fees and carried interest income related to the performance of the respective funds that it manages. Apollo has three primary business segments:

•	Private equity—primarily invests in control equity and related debt instruments, convertible securities and distressed debt investments;

•	Credit—primarily invests in non-control corporate and structured debt instruments including performing, stressed and distressed investments across the capital structure; and

•
Real estate—primarily invests in real estate equity for the acquisition and recapitalization of real estate assets, portfolios, platforms and operating companies, and real estate debt including first mortgage and mezzanine loans, preferred equity and commercial mortgage backed securities.

Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries, the consolidated entities which are considered to be variable interest entities (“VIEs”) and for which the Company is considered the primary beneficiary, and certain entities which are not considered VIEs but which the Company controls through a majority voting interest. Intercompany accounts and transactions have been eliminated upon consolidation.
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
As of December 31, 2015, the Company owned, through five intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, APO Asset Co., LLC, a Delaware limited liability company that is a disregarded entity for U.S. federal income tax purposes, APO (FC), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes, APO (FC II), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes and APO UK (FC), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes (collectively, the “Intermediate Holding Companies”), 45.6% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly-owned subsidiaries.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and certain of the Company’s other partners (the “Contributing Partners”) indirectly beneficially own interests in each of the partnerships that comprise the Apollo Operating Group (“AOG Units”). As of December 31, 2015, Holdings owned the remaining 54.4% of the economic interests in the Apollo Operating Group. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying consolidated financial statements.
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
In February 2015, the Financial Accounting Standards Board (“FASB”) issued new consolidation guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period, and adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company has elected to adopt this new guidance using the modified retrospective method, which results in an effective date of adoption of January 1, 2015. Restatement of prior period results is not required. Amounts presented for the year ended December 31, 2015 in the consolidated statements of operations reflect the adoption of this accounting guidance as of January 1, 2015.
Pursuant to the new consolidation guidance, the Company first evaluates whether it holds a variable interest in an entity. Fees that are customary and commensurate with the level of services provided, and where the Company doesn’t hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered a variable interest. Apollo factors in all economic interests including proportionate interests through related parties, to determine if fees are considered a variable interest. As Apollo’s interests in many of these entities are solely through carried interests, performance fees, and/or insignificant indirect interests through related parties, Apollo is not considered to have a variable interest in many of these entities under the new guidance and no further consolidation analysis is performed. Prior to adoption of the new consolidation guidance, fees received by the Company for investment management services (e.g. carried interests and performance fees) were considered variable interests. For the remaining entities where the Company has determined that it does hold a variable interest, the Company performs an assessment to determine whether each of those entities qualify as a VIE.
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
As previously indicated, the consolidation assessment, including the determination as to whether an entity qualifies as a VIE depends on the facts and circumstances surrounding each entity and therefore certain of Apollo’s funds may qualify as VIEs whereas others may qualify as VOEs. The granting of substantive kick-out rights is a key consideration in determining whether a limited partnership or similar entity is a VIE and whether or not that entity should be consolidated. For example, when the unaffiliated holders of equity investment at risk of a fund (assumed to be limited partnerships or similar entities) with sufficient equity to permit the fund to finance its activities without additional subordinated financial support are not granted substantive kick-out rights the fund is determined to be a VIE. Alternatively, when the unaffiliated holders of equity investment at risk are

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

granted substantive kick-out rights, the fund is generally determined to be a VOE. Prior to adoption of the new guidance, in certain cases where the Company held a substantive equity investment at risk in the fund, the fund may have been determined to be a VOE even though substantive kick-out rights were not granted to the unaffiliated holders of equity investment at risk. Under the new guidance for limited partnerships or similar entities, unaffiliated investors must have kick-out rights to be considered a VOE.
 If the entity is determined to be a VIE under the conditions above, the Company assesses whether the entity should be consolidated by determining if Apollo is the primary beneficiary of the entity. Prior to adoption of the new consolidation guidance, this analysis differed depending on the type of VIE being assessed and which consolidation model was applied. For VIEs that qualified for the deferral of the then amended consolidation rules (i.e. investment company entities), Apollo was determined to be the primary beneficiary when its interests, through holding interests directly or indirectly in the VIE or contractually through other variable interests (e.g., carried interest and performance fees), would be expected to absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. In cases where two or more Apollo related parties held a variable interest in a VIE, and the aggregate variable interest held by those parties would, if held by a single party, identify that party as the primary beneficiary, then the Company was determined to be the primary beneficiary to the extent it was the party within the related party group that was most closely associated with the VIE.
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
The assessment of whether an entity is a VIE and the determination of whether Apollo should consolidate such VIE requires judgment. Under both the previous and the new guidance, those judgments include, but are not limited to: (i) determining whether the total equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (ii) evaluating whether the holders of equity investment at risk, as a group, can make decisions that have a significant effect on the success of the entity, (iii) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive the expected residual returns from an entity, and (iv) evaluating the nature of the relationship and activities of the parties involved in determining which party within a related-party group (only for those related parties with shared power or under common control under the new guidance) is most closely associated with the VIE. Judgments are also made in determining whether a member in the equity group has a controlling financial interest including power to direct activities that most significantly impact the VIEs’ economic performance and rights to receive benefits or obligations to absorb losses that could be potentially significant to the VIE. This analysis includes interests through related parties. Prior to adoption of the new guidance, where the VIEs had qualified for the deferral, judgments were made in estimating cash flows to evaluate which member within the equity group absorbed a majority of the expected losses or residual returns of the VIE.
Assets and liabilities of the consolidated VIEs are shown in separate sections within the consolidated statements of financial condition as of December 31, 2015 and 2014.
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
Investments, at Fair Value—The Company follows U.S. GAAP attributable to fair value measurements which, among other things, requires enhanced disclosures about investments that are measured and reported at fair value. Investments, at fair value represent investments of the consolidated funds, investments of the consolidated VIEs and certain financial instruments for which the fair value option has been elected. The unrealized gains and losses resulting from changes in the fair value are reflected as net gains (losses) from investment activities and net gains (losses) from investment activities of the consolidated VIEs in the consolidated statements of operations. In accordance with U.S. GAAP, investments measured and reported at fair value are classified and disclosed in one of the following categories:
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
Equity Method Investments—For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation and for which the Company has not elected the fair value option, the Company uses the equity method of accounting, whereby the Company records its share of the underlying income or loss of such entities. The carrying amounts of equity method investments are reflected in investments in the consolidated statements of financial condition. As the underlying entities that the Company manages and invests in are, for U.S. GAAP purposes, primarily investment companies which reflect their investments at estimated fair value, the carrying value of the Company’s equity method investments in such entities approximates fair value.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Credit Investments
The majority of investments in Apollo’s credit funds are valued based on quoted market prices and valuation models. Quoted market prices are valued based on the average of the “bid” and the “ask” quotes provided by multiple brokers wherever possible without any adjustments.  Apollo will designate certain brokers to use to value specific securities.  In order to determine the designated brokers, Apollo considers the following: (i) brokers with which Apollo has previously transacted, (ii) the underwriter of the security and (iii) active brokers indicating executable quotes. In addition, when valuing a security based on broker quotes wherever possible Apollo tests the standard deviation amongst the quotes received and the variance between the concluded fair value and the value provided by a pricing service.  When broker quotes are not available Apollo considers the use of pricing service quotes or other sources to mark a position. When relying on a pricing service as a primary source, (i) Apollo analyzes how the price has moved over the measurement period (ii) reviews the number of brokers included in the pricing service’s population and (iii) validates the valuation levels with Apollo’s pricing team and traders.
Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value utilizing a model based approach to determine fair value. When determining fair value when no observable market value exists, the value attributed to an investment is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation approaches used to estimate the fair value of illiquid credit investments also may include the market approach and the income approach, as previously described above. The valuation approaches used consider, as applicable, market risks, credit risks, counterparty risks and foreign currency risks.
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
Real Estate Investments
The estimated fair value of commercial mortgage-backed securities (“CMBS”) in Apollo’s funds is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value and may not necessarily represent what the funds would receive in an actual trade for the applicable instrument. Additionally, the loans held-for-investment are stated at the principal amount outstanding, net of deferred loan fees and costs for certain investments. The Company evaluates its loans for possible impairment on a quarterly basis. For Apollo’s real estate funds, valuations of non-marketable underlying investments are determined using methods that include, but are not limited to (i) discounted cash flow estimates or comparable analysis prepared internally, (ii) third party appraisals or valuations by qualified real estate appraisers, and (iii) contractual sales value of investments/properties subject to bona fide purchase contracts. Methods (i) and (ii) also incorporate consideration of the use of the income, cost, or sales comparison approaches of estimating property values.
Fair Value of Financial Instruments
The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Except for the Company’s debt obligations (as described in note 12), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying values approximate fair value. See “Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Fair Value Option—Apollo has elected the fair value option for the Company’s investment in Athene Holding Ltd. (“Athene Holding” and, together with its subsidiaries, “Athene”) and for the assets and liabilities of the consolidated VIEs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by the consolidated VIEs that otherwise would not have been carried at fair value. See notes 4, 5, and 6 for further disclosure on the investments in Athene Holding and financial instruments of the consolidated VIEs for which the fair value option has been elected.
Financial Instruments held by Consolidated VIEs
The Company has adopted the measurement alternative included in the new collateralized financing entity (“CFE”) guidance. In applying the amendments introduced by the CFE guidance, the Company used a modified retrospective approach by recording a cumulative-effect adjustment to shareholders’ equity as of January 1, 2015. Amounts presented for the year ended December 31, 2015 in the consolidated statements of operations reflect the adoption of this accounting guidance as of January 1, 2015.
Pursuant to the new CFE guidance, the Company measures both the financial assets and financial liabilities of the consolidated collateralized loan obligations (“CLOs”) in its consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The Company believes the fair value of the financial assets of the consolidated CLOs are more observable than the fair value of the financial liabilities of the consolidated CLOs. As a result, the financial assets of the consolidated CLOs are measured at fair value and the financial liabilities are measured in consolidation as: (i) the sum of the fair value of the financial assets and the carrying value of any non-financial assets that are incidental to the operations of the CLOs less (ii) the sum of the fair value of any beneficial interests retained by the reporting entity (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interest retained by the Company) using a reasonable and consistent methodology. Under the measurement alternative, the Company’s consolidated net income reflects the Company’s own economic interests in the consolidated CLOs including (i) changes in the fair value of the beneficial interests retained by the Company and (ii) beneficial interests that represent compensation for collateral management services.
Prior to the adoption of the new CFE guidance, the Company elected the fair value option for the assets and liabilities of the consolidated CLOs. The Company accounted for the difference between the fair value of the assets and the fair value of the liabilities of the consolidated CLOs in net gains from investment activities of consolidated variable interest entities in the consolidated statements of operations. This amount was attributed to the Company and other beneficial interest holders based on each beneficial holder’s residual interest in the consolidated CLOs. The amount attributed to other beneficial interest holders was reflected in the consolidated statements of operations in net income attributable to Non-Controlling Interests and in the consolidated statements of financial condition in appropriated partners’ capital within shareholders’ equity. The amount was recorded as appropriated partners’ capital since the other holders of the CLOs’ beneficial interests, not the Company, received the benefits or absorbed the losses associated with their proportionate share of the CLOs’ assets and liabilities.
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
Fixed Assets
Fixed Assets consist primarily of leasehold improvements, furniture, fixtures and equipment, computer hardware and software and are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the assets’ estimated useful lives and in the case of leasehold improvements the lesser of the useful life or the term of the lease. Expenditures for repairs and maintenance are charged to expense when incurred. The Company evaluates long-lived assets for impairment periodically and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired. During 2015, presentation of fixed assets was combined with other assets on the consolidated statements of financial condition and the prior period was adjusted to conform to the combined presentation.
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
Debt Issuance Costs
Debt issuance costs consist of costs incurred in obtaining financing and are amortized over the term of the financing using the effective interest method. These costs are recorded as a direct deduction from the carrying amount of the related debt liability on the consolidated statements of financial condition.

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
As a result of providing advisory services to certain private equity and credit portfolio companies, Apollo is generally entitled to receive fees for transactions related to the acquisition, in certain cases, and disposition of portfolio companies as well as ongoing monitoring of portfolio company operations and directors’ fees. The amounts due from portfolio companies are included in due from affiliates, which is discussed further in note 15. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Advisory and transaction fees from affiliates are presented net of the Management Fee Offset in the consolidated statements of operations.
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
The Company sponsors a 401(k) savings plan whereby U.S.-based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the years ended December 31, 2015 and 2014.
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
Other Income (Loss)
Net Gains (Losses) from Investment Activities—Net gains (losses) from investment activities include both realized gains and losses and the change in unrealized gains and losses in the Company’s investment portfolio between the opening reporting date and the closing reporting date. The consolidated financial statements include the net realized and unrealized gains (losses) of investments, at fair value. For the years ending December 31, 2014 and December 31, 2013, for the Company’s investments held by AAA (see notes 4 and 5), a portion of the net gains (losses) from investment activities are attributable to Non-Controlling Interests in the consolidated statements of operations.
Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities—Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses are presented within net gains (losses) from investment activities of consolidated variable interest entities and are attributable to Non-Controlling Interests in the consolidated statements of operations.
Other Income (Loss), Net—Other income (loss), net includes the recognition of gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities of foreign subsidiaries, reversal of a portion of the tax receivable agreement liability (see note 15), gains (losses) arising from the remeasurement of derivative instruments associated

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

with fees from certain of the Company’s affiliates, gains arising from extinguishment of contingent consideration obligations and other miscellaneous non-operating income and expenses.
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
Non-Controlling Interests—For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the consolidated financial statements. As of December 31, 2015, the Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings and other ownership interests in consolidated entities. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.
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
Net Income (Loss) Per Class A Share—As Apollo has issued participating securities, U.S. GAAP requires use of the two-class method of computing earnings per share for all periods presented for each class of common stock and participating security as if all earnings for the period had been distributed. Under the two-class method, during periods of net income, the net income is first reduced for distributions declared on all classes of securities to arrive at undistributed earnings. During periods of net losses, the net loss is reduced for distributions declared on participating securities only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity. Participating securities include vested and unvested RSUs that participate in distributions, as well as unvested restricted shares.
Whether during a period of net income or net loss, under the two-class method the remaining earnings are allocated to Class A shares and participating securities to the extent that each security shares in earnings as if all of the earnings for the

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

period had been distributed. Earnings or losses allocated to each class of security are then divided by the applicable weighted average outstanding shares to arrive at basic earnings per share. For the diluted earnings, the denominator includes all outstanding Class A shares and includes the number of additional Class A shares that would have been outstanding if the dilutive potential Class A shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the issuance of these potential Class A shares.
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
Recent Accounting Pronouncements
In April 2014, the FASB issued guidance to improve the definition of discontinued operations. The new definition limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The guidance is effective for all disposals (or classifications as held for sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As such, this new guidance could impact the timing of revenue recognition. The new guidance also requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance will apply to all entities. In August 2015, FASB issued its final standard formally amending the effective date of the new revenue recognition guidance. The amended guidance defers the effective date of the new guidance to interim reporting periods within annual reporting periods beginning after December 15, 2017. Entities are permitted to apply the new guidance early, but not before the original effective date (i.e., interim periods within annual periods beginning after December 15, 2016). The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements, including the timing of the recognition of carried interest income.

In June 2014, the FASB issued guidance to resolve diversity in practice in the accounting for share-based payments where the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and therefore should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early application is permitted. The Company adopted this guidance as of December 31, 2015. The early adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

In November 2014, the FASB issued guidance to clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the new guidance clarifies that an entity should consider all relevant terms and features-including the embedded derivative feature being evaluated for bifurcation when evaluating the nature of the host contract. The new guidance applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company adopted this guidance as of December 31, 2015. The early adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued guidance to simplify income statement presentation by eliminating the concept of extraordinary items. The new guidance eliminates the requirement for reporting entities to consider whether an underlying event or transaction is extraordinary. However, the presentation and disclosure requirements under existing guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring.  Under the new guidance, items that are both unusual in nature and infrequently occurring should be presented within income from continuing operations or disclosed in the notes to the financial statements. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company adopted this guidance as of December 31, 2015. The early adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued new consolidation guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Existing guidance includes different requirements for performing a consolidation analysis if, among other factors, the entity under evaluation is any one of the following: (1) a legal entity that qualifies for the indefinite deferral under the amended consolidation rules, (2) a legal entity that is within the scope of the amended consolidation rules, or (3) a limited partnership or similar entity that is considered a voting interest entity. Under the new guidance, all reporting entities are within the scope of the new standard, including limited partnerships and similar legal entities, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. In addition, fees paid to decision makers that meet certain conditions (e.g., are both customary and commensurate with the level of effort required for the services provided or where the decision maker does not hold other interests in the VIE that individually, or in the aggregate, would absorb more than an insignificant amount of the VIEs expected losses or receive more than an insignificant amount of the VIEs expected residual returns) no longer cause decision makers to consolidate VIEs in certain instances. The new guidance places more emphasis in the consolidation evaluation on variable interests other than the fee arrangements such as principal investment risk (for example, debt or equity interests), guarantees of the value of the assets or liabilities of the VIE, written put options on the assets of the VIE, or similar obligations, including some liquidity commitments or agreements (explicit or implicit). Additionally, the new guidance reduces the extent to which related party arrangements cause an entity to be considered a primary beneficiary. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period, and adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the new guidance using either a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or by applying the amendments retrospectively. As noted in the “Summary of Significant Accounting Policies” above the Company has adopted this guidance on a modified retrospective basis. This guidance has resulted in the deconsolidation of certain investment vehicles the Company manages, as further described in note 4.

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

carrying amount of that debt liability (i.e., versus being capitalized as an asset and amortized as required under existing guidance), consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the new guidance (i.e., debt issuance costs will continue to be amortized as an increase to interest expense). The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company adopted this guidance as of December 31, 2015 and applied the guidance retrospectively. The early adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. See note 12 for further details regarding the presentation of debt issuance costs.

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

In September 2015, the FASB issued guidance to simplify the accounting for adjustments made to the provisional amounts recognized in a business combination. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the one year period following the acquisition date (i.e., measurement period) in the reporting period in which the adjustment amounts are determined (i.e., versus as of the acquisition date as is required by existing guidance). The guidance also requires an acquirer to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. The guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance with earlier application permitted for financial statements that have not been issued. The Company adopted this guidance as of December 31, 2015. The early adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued guidance that revises the accounting related to the classification and measurement of investments in equity securities as well as the presentation for certain fair value changes in financial liabilities measured at fair value, and amends certain disclosure requirements. The guidance requires that all equity investments, except those accounted for under the equity method of accounting or those resulting in the consolidation of the investee, be accounted for at fair value with all fair value changes recognized in income. For financial liabilities measured using the fair value option, the guidance requires that any change in fair value caused by a change in instrument-specific credit risk be presented separately in other comprehensive income until the liability is settled or reaches maturity. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted for certain provisions. A reporting entity would generally record a cumulative-effect adjustment to beginning retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements.

3. GOODWILL AND INTANGIBLE ASSETS

On May 5, 2015, the Company acquired 100% of the assets and liabilities of Venator Real Estate Capital Partners (Hong Kong) Limited and its wholly-owned subsidiary, Venator Investment Management Consulting (Shanghai) Limited (together referred to as “Venator”), in exchange for restricted shares of Apollo Global Management, LLC. The acquisition provided the Company’s real estate segment with additional real estate investment management and related service capabilities in Asia. The transaction was accounted for as a business combination. Identifiable assets with a combined fair value of $3.0 million were acquired and liabilities with a combined fair value of $2.1 million were assumed, resulting in a bargain purchase gain of $0.9 million as of the acquisition date, which was recorded in other income, net in the consolidated statement of operations.

The carrying value of goodwill was $88.9 million and $49.2 million as of December 31, 2015 and 2014, respectively. As of December 31, 2014, due to the consolidation of certain funds and CLOs, the goodwill relating to certain acquisitions was eliminated in consolidation. As a result of the Company’s adoption of new accounting guidance as described in note 2, the Company deconsolidated certain funds and CLOs as of January 1, 2015, resulting in the goodwill balance no longer eliminating in consolidation as of December 31, 2015. At June 30, 2015 and 2014, the Company performed its annual impairment testing, and, as the fair value of each of the Company’s reporting units was in excess of its carrying value, there was no impairment of goodwill.
Intangible assets, net consists of the following:

	As of December 31,
	2015	2014
Finite-lived intangible assets/management contracts	$242,863	$240,285
Accumulated amortization	(214,243)	(180,246)
Intangible assets, net	$28,620	$60,039
The changes in intangible assets, net consist of the following:

	For the Year Ended December 31,
	2015		2014	2013
Balance, beginning of year	$60,039		$94,927	$137,856
Amortization expense	(33,998)		(34,888)	(43,194)
Acquisitions	2,579		—	265
Balance, end of year	$28,620	(1)	$60,039	$94,927
(1)Includes $1.0 million of indefinite-life intangible assets as of December 31, 2015.
Expected amortization of these intangible assets for each of the next 5 years and thereafter is as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
Amortization of intangible assets	$8,655	$5,220	$3,677	$3,677	$3,677	$2,684	$27,590
There was no impairment of indefinite-life intangible assets as of December 31, 2015.
4. INVESTMENTS
The following table represents Apollo’s investments:

	As of December 31,
	2015	2014
Investments, at fair value	$539,080	$2,499,128
Equity method investments	615,669	380,878
Total Investments	$1,154,749	$2,880,006

Investments, at Fair Value

Investments, at fair value, consist of investments for which the fair value option has been elected and include the Company’s investment in Athene Holding, investments held by the Company’s consolidated funds and other investments held by the Company. See note 6 for further discussion regarding investments, at fair value.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Net Gains (Losses) from Investment Activities
The following table presents the realized and net change in unrealized gains (losses) on investments, at fair value for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
	2015	2014	2013
Realized gains (losses) on sales of investments	$889	$(12,651)	$409
Net change in unrealized gains due to changes in fair values	120,834	225,894	329,826
Net Gains from Investment Activities	$121,723	$213,243	$330,235
Equity Method Investments
Apollo’s equity method investments include its investments in Apollo private equity, credit and real estate funds, which are not consolidated, but in which the Company exerts significant influence. Apollo’s share of operating income generated by these investments is recorded within income from equity method investments in the consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Equity method investments, excluding those for which the fair value option was elected, as of December 31, 2015 and 2014 consisted of the following:

	Equity Held as of
	December 31, 2015		% of Ownership		December 31, 2014		% of Ownership
Private Equity Funds:
AP Alternative Assets, L.P. ("AAA")(6)	$65,961		2.370%		$—		—%
AAA Investments, L.P. (“AAA Investments”)	1,676		0.057		1,293		0.057
Apollo Investment Fund IV, L.P. (“Fund IV”)	9		0.024		8		0.022
Apollo Investment Fund V, L.P. (“Fund V”)	57		0.048		68		0.031
Apollo Investment Fund VI, L.P. (“Fund VI”)	2,369		0.119		6,173		0.114
Apollo Investment Fund VII, L.P. (“Fund VII”)	58,334		1.245		78,286		1.223
Apollo Investment Fund VIII, L.P. (“Fund VIII”)	116,443		2.223		33,099		2.241
Apollo Natural Resources Partners, L.P. (“ANRP I”)	6,246		0.836		5,608		0.807
Apollo Natural Resources Partners II, L.P. (“ANRP II”)	5,194		2.447		—		—
AION Capital Partners Limited (“AION”)	16,497		5.938		14,707		6.113
Apollo Asia Private Credit Fund, L.P. (“APC”)	49		0.045		47		0.044
VC Holdings, L.P. Series A (“Vantium A/B”)	15		6.450		12		6.450
VC Holdings, L.P. Series C (“Vantium C”)	63		2.071		48		2.071
VC Holdings, L.P. Series D (“Vantium D”)	169		6.345		180		6.345
Other	41		NM		—		—
Total Private Equity Funds(5)	273,123				139,529
Credit Funds:
Apollo Special Opportunities Managed Account, L.P. (“SOMA”)	5,992		0.816		6,997		0.841
Apollo Value Strategic Fund, L.P. (“VIF”)	39		0.084		146		0.067
Apollo Strategic Value Fund, L.P. (“SVF”)	7		0.030		10		0.033
Apollo Credit Liquidity Fund, L.P. (“ACLF”)	2,253		4.106		4,128		2.771
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	1,463		1.954		2,298		1.870
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	1,281		1.523		2,249		1.497
Apollo Credit Opportunity Fund III, L.P. (“COF III”)	19,612		1.052		13,102		1.061
Apollo European Principal Finance Fund, L.P. (“EPF I”)	5,195		1.372		7,647		1.449
Apollo European Principal Finance Fund II, L.P. (“EPF II”)	47,867		1.760		44,523		1.760
Apollo Investment Europe II, L.P. (“AIE II”)	2,193		3.990		3,203		1.937
Apollo Investment Europe III, L.P. (“AIE III”)	3,917		2.920		1,540		2.914
Apollo Palmetto Strategic Partnership, L.P. (“Palmetto”)	15,158		1.186		14,049		1.186
Apollo Senior Floating Rate Fund Inc. (“AFT”)	78		0.030		86		0.031
Apollo Residential Mortgage, Inc. (“AMTG”) (3)	3,997	(1)	0.707	(1)	4,263	(2)	0.593	(2)
Apollo European Credit, L.P. (“AEC”)	2,303		1.081		2,443		1.081
Apollo European Strategic Investments, L.P. (“AESI”)	2,323		0.990		3,834		0.990
Apollo European Strategic Investments II, L.P. (AESI II”)	1,224		0.990		123		0.990
Apollo Centre Street Partnership, L.P. (“ACSP”)	11,870		2.488		11,474		2.439
Apollo Investment Corporation (“AINV”) (4)	61,944	(1)	3.434	(1)	64,382	(2)	3.057	(2)
Apollo SK Strategic Investments, L.P. (“SK”)	1,152		0.990		1,693		0.990
Apollo SPN Investments I, L.P.	5,490		0.392		5,500		0.720
CION Investment Corporation (“CION”)	1,000		0.107		1,000		0.206
Apollo Tactical Income Fund Inc. (“AIF”)	73		0.031		84		0.032
Apollo Franklin Partnership, L.P. (“Franklin Fund”)	8,147		9.091		9,647		9.091
Apollo Zeus Strategic Investments, L.P. (“Zeus”)	7,764		3.398		6,404		3.392
Apollo Lincoln Fixed Income Fund, L.P.	1,941		1.041		1,398		0.993
Apollo Lincoln Private Credit Fund, L.P.	211		0.990		194		0.990
Apollo Structured Credit Recovery Master Fund III, L.P.	1,804		0.293		315		0.126
Apollo Total Return Fund L.P.	162		0.032		163		0.046
Apollo Credit Short Opportunities Fund L.P.	20		0.012		19		0.027
MidCap FinCo Limited (“MidCap”)	79,326		4.940		—		—
Apollo Energy Opportunity Fund, L.P. (“AEOF”)	8,898		2.440		—		—

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Apollo A-N Credit Fund, L.P.	4,962		1.970		—		—
Apollo Tactical Value SPN Investments, L.P.	1,168		1.482		—		—
Apollo Union Street Partners, L.P.	1,139		2.002		—		—
Apollo Hercules Partners L.P.	1,094		2.439		—		—
Total Credit Funds(5)	313,067				212,914
Real Estate:
ARI(3)	13,845	(1)	1.043	(1)	13,989	(2)	1.495	(2)
U.S. RE Fund I	9,275		5.000		10,519		1.845
U.S. RE Fund II	2,712		1.886		38		4.761
CPI Capital Partners North America, L.P.	28		0.404		137		0.408
CPI Capital Partners Europe, L.P.	5		0.001		5		0.001
CPI Capital Partners Asia Pacific, L.P.	80		0.039		96		0.039
Apollo GSS Holding (Cayman), L.P.	3,082		4.750		3,564		4.750
BEA/AGRE China Real Estate Fund, L.P.	83		1.030		87		1.031
Apollo-IC, L.P. (Shanghai Village)	359		3.100		—		—
Other	10		NM		—		—
Total Real Estate Funds(5)	29,479				28,435
Total	$615,669				$380,878

(1)	Amounts are as of September 30, 2015.

(2)	Amounts are as of September 30, 2014.

(3)
Investment value includes the fair value of RSUs granted to the Company as of the grant date. These amounts are not considered in the percentage of ownership until the RSUs are vested and issued to the Company, at which point the RSUs are converted to common stock and delivered to the Company.

(4)	The value of the Company’s investment in AINV was $41,833 and $53,693 based on the quoted market price as of December 31, 2015 and December 31, 2014, respectively.

(5)	Certain funds invest across multiple segments. The presentation in the table above is based on the classification of the majority of such funds’ investments.

(6)
AAA was deconsolidated effective January 1, 2015 as a result of the Company’s adoption of new accounting guidance, as described in note 2. As a result, the Company’s investment in AAA no longer eliminates in consolidation.

The Company’s equity method investment in Athene Holding, for which the fair value option was elected, met the significance criteria as defined by the SEC for the year ended December 31, 2015. As such, the following tables present summarized financial information of Athene Holding as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014 and 2013:

	As of December 31,
	2015(1)	2014
	in millions
Statements of Financial Condition
Investments	$57,284	$59,050
Assets	74,335	82,182
Liabilities	68,865	77,584
Equity	5,470	4,598

(1)
The financial statement information for the year ended December 31, 2015 is presented a quarter in arrears and is comprised of the financial information as of September 30, 2015, which represents the latest available financial information as of the date of this report.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Year Ended December 31,
	2015(1)	2014	2013
	in millions
Statements of Operations
Revenues	$2,767	$4,133	$1,760
Expenses	2,161	3,598	750
Income before income tax provision	606	535	1,010
Income tax provision (benefit)	71	40	(1)
Net income	535	495	1,011
Net income attributable to Non-controlling Interests	(43)	(12)	(116)
Net income available to Athene common shareholders	$492	$483	$895

(1)
The financial statement information for the year ended December 31, 2015 is presented a quarter in arrears and is comprised of the financial information for the year ended September 30, 2015, which represents the latest available financial information as of the date of this report.

The tables below present summarized aggregate financial information of the Company’s equity method investments, as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014 and 2013:

	Private Equity		Credit		Real Estate		Aggregate Totals
	As of December 31,		As of December 31,		As of December 31,		As of December 31,
Statement of Financial Condition	2015(1)	2014(1)	2015(1)	2014(1)	2015(1)	2014(1)	2015(1)	2014(1)
Investments	$17,080,292	$16,082,723	$18,830,120	$17,888,199	$3,188,822	$2,584,097	$39,099,234	$36,555,019
Assets	17,970,417	16,924,291	21,255,463	20,076,656	3,484,842	2,772,857	42,710,722	39,773,804
Liabilities	37,416	128,257	7,646,492	6,216,702	1,287,051	1,028,203	8,970,959	7,373,162
Equity	17,933,001	16,796,034	13,608,971	13,859,954	2,197,791	1,744,654	33,739,763	32,400,642

	Private Equity			Credit			Real Estate			Aggregate Totals
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
Statement of Operations	2015(1)	2014(1)	2013(1)	2015(1)	2014(1)	2013(1)	2015(1)	2014(1)	2013(1)	2015(1)	2014(1)	2013(1)
Revenues/Investment Income	$408,971	$340,380	$675,844	$1,352,017	$1,954,270	$1,297,324	$120,340	$89,579	$73,429	$1,881,328	$2,384,229	$2,046,597
Expenses	306,044	326,126	239,750	464,610	417,967	583,410	35,340	29,022	39,153	805,994	773,115	862,313
Net Investment Income	102,927	14,254	436,094	887,407	1,536,303	713,914	85,000	60,557	34,276	1,075,334	1,611,114	1,184,284
Net Realized and Unrealized Gain (Loss)	20,757	1,300,343	10,411,556	(1,643,758)	(548,088)	953,227	(1,699)	62,516	214,764	(1,624,700)	814,771	11,579,547
Net Income	$123,684	$1,314,597	$10,847,650	$(756,351)	$988,215	$1,667,141	$83,301	$123,073	$249,040	$(549,366)	$2,425,885	$12,763,831

(1)	Certain private equity, credit and real estate fund amounts are as of and for the twelve months ended September 30, 2015, 2014 and 2013.

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
Deconsolidation of CLOs
CLOs are generally determined to be VIEs if they are formed solely to issue collateralized notes in the legal form of debt and therefore do not have sufficient total equity investment at risk to permit the entity to finance its activities without additional subordinated financial support. Prior to adoption of the new consolidation guidance, Apollo was considered to possess a controlling financial interest in, and therefore consolidated, such CLOs as Apollo’s role as collateral manager provided the Company with the power to direct the activities that most significantly impacted the CLO’s economic performance and the Company had the right to receive certain benefits from the CLO through incentive fees that could potentially be significant to the CLO. Under the new guidance, the majority of these CLOs have been deconsolidated as the incentive fees received by Apollo from the deconsolidated CLOs are not considered variable interests. Accordingly, the Company deconsolidated approximately $14.6 billion in assets and $13.7 billion in liabilities related to these entities reflected as of January 1, 2015. The net impact of the deconsolidation is reflected in the consolidated statement of changes in shareholders’ equity within Appropriated Partners Capital for the year ended December 31, 2015.
As a result of the adoption, certain deconsolidation adjustments have been recorded to various line items on the consolidated financial statements, including adjustments to remove the impact of intercompany eliminations. These adjustments impacted multiple line items within total revenues and other income, as well as net income attributable to Non-Controlling Interests on the consolidated statements of operations, as well as multiple line items within the consolidated statements of financial condition, including goodwill (See note 3 to our consolidated financial statements for further detail regarding the impact related to goodwill).
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
The assets of these consolidated CLOs are not available to creditors of the Company. In addition, the investors in these consolidated VIEs have no recourse against the assets of the Company. The Company has elected the fair value option for financial instruments held by its consolidated CLOs, which includes investments in loans and corporate bonds, as well as debt obligations and contingent obligations held by such consolidated CLOs. Other assets include amounts due from brokers and interest receivables. Other liabilities include payables for securities purchased, which represent open trades within the consolidated VIEs and primarily relate to corporate loans that are expected to settle within the next 60 days. From time to time, Apollo makes investments in certain consolidated CLOs denominated in foreign currencies. As of December 31, 2015 and December 31, 2014, the Company had invested $42.3 million and $47.4 million, respectively, in consolidated foreign currency denominated CLOs, which eliminates in consolidation.
Investment in Champ L.P.
On September 30, 2014, the Company, through a wholly-owned subsidiary, acquired a 25.6% ownership interest in Champ L.P. following which a wholly-owned subsidiary of Champ L.P. then acquired a 35% ownership interest in KBC Bank Deutschland AG (“KBC Bank”), the German subsidiary of Belgian KBC Group NV (the “KBC Transaction”). Following the closing of the transaction, KBC Bank was renamed Bremer Kreditbank AG and the bank began to operate under the name BKB Bank. As of December 31, 2015, the Company had invested $18.2 million in Champ L.P. The Company, together with other affiliated investors which are not consolidated, in aggregate, own 100% of Champ L.P.

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
Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities
The following table presents net gains (losses) from investment activities of the consolidated VIEs for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
	2015	2014	2013
Net unrealized gains (losses) from investment activities	$9,021	$(317,591)	$(33,275)
Net realized gains from investment activities	6,766	79,057	87,472
Net gains (losses) from investment activities	15,787	(238,534)	54,197
Net unrealized gains (losses) from debt	3,057	809	(232,509)
Net realized gains from debt	—	101,745	137,098
Net gains from debt	3,057	102,554	(95,411)
Interest and other income	37,404	666,486	674,324
Interest and other expenses	(37,198)	(507,942)	(433,368)
Net Gains from Investment Activities of Consolidated Variable Interest Entities	$19,050	$22,564	$199,742

Senior Secured Notes and Subordinated Notes—Included within debt are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs as of December 31, 2015 and 2014:

	As of December 31, 2015				As of December 31, 2014
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)(3)	$735,792	2.17%		12.1	$13,459,387	1.60%		7.8
Subordinated Notes(2)(3)	82,365	N/A	(1)	15.1	1,183,834	N/A	(1)	9.0
Total	$818,157				$14,643,221

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.

(2)	The fair value of Senior Secured Notes and Subordinated Notes as of December 31, 2015 and 2014 was $801.3 million and $14,123.1 million, respectively.

(3)
The debt at fair value of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. As of December 31, 2015 and 2014, the fair value of the consolidated VIE assets was $1,030.8 million and $17,070.8 million, respectively. This collateral consisted of cash and cash equivalents, investments, at fair value, and other assets.

The consolidated VIEs’ debt obligations contain various customary loan covenants as described above. As of December 31, 2015, the Company was not aware of any instances of non-compliance with any of these covenants.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

As of December 31, 2015, the table below presents the contractual maturities for debt of the consolidated VIEs:

	2016	2017	2018	2019	2020	Thereafter	Total
Senior Secured Notes	$—	$—	$—	$—	$—	$735,792	$735,792
Subordinated Notes	—	—	—	—	—	82,365	82,365
Total Obligations as of December 31, 2015	$—	$—	$—	$—	$—	$818,157	$818,157
Variable Interest Entities Which are Not Consolidated
The Company holds variable interests in certain VIEs which are not consolidated, as it has been determined that Apollo is not the primary beneficiary.
The following tables present the carrying amounts of the assets and liabilities of the VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary as of December 31, 2015 and 2014. In addition, the tables present the maximum exposure to losses relating to these VIEs. As noted earlier, as a result of the adoption of the FASB’s new consolidation guidance, the Company is no longer considered to have a variable interest in many of the entities that it manages where its sole interest in an entity is either through carried interest, performance fees or other indirect interests which are not considered to absorb more than an insignificant amount of expected losses or returns of the entity.

	As of December 31, 2015
	Total Assets		Total Liabilities		Apollo Exposure
Total	$5,378,456	(1)	$1,626,743	(2)	$202,146	(3)

(1)	Consists of $219.8 million in cash, $5,149.0 million in investments and $9.6 million in receivables.

(2)	Represents $1,626.7 million in debt and other payables.

(3)
Represents Apollo’s direct equity method investment in those entities in which Apollo holds a significant variable interest. Additionally, cumulative carried interest income is subject to reversal in the event of future losses. The maximum amount of future reversal of carried interest income from all of Apollo’s funds, including those entities in which Apollo holds a significant variable interest, was $2.4 billion as of December 31, 2015 as discussed in note 16.

	As of December 31, 2014
	Total Assets		Total Liabilities		Apollo Exposure
Total	$11,676,038	(1)	$729,515	(2)	$30,752	(3)

(1)	Consists of $794.5 million in cash, $10,456.0 million in investments and $425.6 million in receivables.

(2)	Represents $362.0 million in debt and other payables, $359.4 million in securities sold, not purchased, and $8.2 million in capital withdrawals payable.

(3)
Represents Apollo’s direct equity method investment in those entities in which Apollo holds a significant variable interest. Additionally, cumulative carried interest income is subject to reversal in the event of future losses. The maximum amount of future reversal of carried interest income from all of Apollo’s funds, including those entities in which Apollo holds a significant variable interest, was $2.9 billion as of December 31, 2014.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

6. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the valuation of the Company’s financial assets and liabilities for which the fair value option has been elected by the fair value hierarchy as of December 31, 2015 and 2014, respectively:

	As of December 31, 2015
	Level I(5)	Level II(5)	Level III	Total		Cost of Investments, at Fair Value
Assets
Investments, at fair value:
Investments held by Apollo Senior Loan Fund	$—	$26,913	$1,634	$28,547		$29,344
Other investments	—	—	434	434		831
Investment in Athene Holding(1)	—	—	510,099	510,099		387,526
Total investments, at fair value	—	26,913	512,167	539,080	(6)	$417,701
Investments of VIEs, at fair value(3)	—	803,412	107,154	910,566
Total Assets	$—	$830,325	$619,321	$1,449,646

Liabilities
Liabilities of VIEs, at fair value(3)(4)	$—	$801,270	$11,411	$812,681
Contingent consideration obligations(2)	—	—	79,579	79,579
Total Liabilities	$—	$801,270	$90,990	$892,260

	As of December 31, 2014
	Level I(5)	Level II(5)	Level III	Total		Cost of Investments, at Fair Value
Assets
Investments, at fair value:
Investment in AAA Investments	$—	$—	$2,144,118	$2,144,118		$1,494,358
Investments held by Apollo Senior Loan Fund	—	25,537	4,359	29,896		30,100
Other investments	—	—	600	600		3,318
Investment in Athene Holding(1)	—	—	324,514	324,514		324,293
Total investments, at fair value	—	25,537	2,473,591	2,499,128	(6)	$1,852,069
AAA/Athene Receivable(1)	—	—	61,292	61,292
Investments of VIEs, at fair value(3)	176	13,135,564	2,522,913	15,658,653
Total Assets	$176	$13,161,101	$5,057,796	$18,219,073

Liabilities
Liabilities of VIEs, at fair value(3)(4)	$—	$1,793,353	$12,343,021	$14,136,374
Contingent consideration obligations(2)	—	—	96,126	96,126
Total Liabilities	$—	$1,793,353	$12,439,147	$14,232,500

(1)	See note 15 for further disclosure regarding the investment in Athene Holding and the AAA/Athene receivable.

(2)	See note 16 for further disclosure regarding contingent consideration obligations.

(3)	See note 5 for further disclosure regarding VIEs.

(4)
As of December 31, 2015, liabilities of VIEs, at fair value included debt and other liabilities of $801.3 million and $11.4 million, respectively. As of December 31, 2014, liabilities of VIEs, at fair value included debt and other liabilities of $14,123.1 million and $13.3 million, respectively. Other liabilities include contingent obligations classified as Level III.

(5)	All Level I and Level II investments and liabilities were valued using third party pricing.

(6)	See note 4 to our consolidated financial statements for further detail regarding our investments at fair value and reconciliation to the consolidated statements of financial condition.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

There were no transfers of financial assets into Level I for the years ended December 31, 2015 and 2014. In addition, there were no transfers of financial liabilities between Level I and Level II for the years ended December 31, 2015 and 2014. The following table summarizes the transfers of financial assets from Level I into Level II for positions that existed as of the years ended December 31, 2015 and 2014, respectively:

	For the Year Ended December 31,
	2015	2014
Transfers from Level I into Level II	$—	$4,084

Transfers were a result of subjecting the broker quotes on these investments to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.
The following tables summarize the changes in fair value in financial assets measured at fair value for which Level III inputs have been used to determine fair value for the years ended December 31, 2015 and 2014, respectively:

	For the Year Ended December 31, 2015
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Other Investments	Investment in Athene Holding	AAA/Athene Receivable	Investment in RCAP	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$2,144,118	$4,359	$600	$324,514	$61,292	$—	$2,522,913	$5,057,796
Adoption of accounting guidance	(2,144,118)	—	—	—	—	—	(2,399,130)	(4,543,248)
Fees	—	—	—	—	1,942	—	—	1,942
Purchases	—	5,913	272	—	—	25,000	44,116	75,301
Sales of investments/distributions	—	(6,996)	(115)	—	—	(25,667)	(36,909)	(69,687)
Net realized gains/accrued interest	—	48	—	—	—	667	5,539	6,254
Changes in net unrealized gains (losses)	—	(263)	(323)	122,351	—	—	8,816	130,581
Cumulative translation adjustment	—	—	—	—	—	—	(12,111)	(12,111)
Transfer into Level III(1)	—	5,439	—	—	—	—	59,316	64,755
Transfer out of Level III(1)	—	(6,866)	—	—	—	—	(85,396)	(92,262)
Settlement of receivable(2)	—	—	—	63,234	(63,234)	—	—	—
Balance, End of Period	$—	$1,634	$434	$510,099	$—	$—	$107,154	$619,321
Change in net unrealized gains (losses) included in net gains (losses) from investment activities related to investments still held at reporting date	$—	$(677)	$(323)	$122,351	$—	$—	$—	$121,351
Change in net unrealized gains included in Net Gains from Investment Activities of Consolidated VIEs related to investments still held at reporting date	—	—	—	—	—	—	8,963	8,963

(1)
Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

(2)	See note 15 for further disclosure regarding the settlement of the AAA/Athene receivable and the investment in Athene Holding.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Year Ended December 31, 2014
	Investment in AAA Investments	Investments held by Apollo Senior Loan Fund	Other Investments	Athene and AAA Services Derivatives	Investment in Athene Holding	AAA/Athene Receivable	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,942,051	$892	$40,373	$130,709	$—	$—	$1,919,537	$4,033,562
Elimination of investments attributable to consolidation of VIEs	—	—	—	—	—	—	19,187	19,187
Fees	—	—	—	60,422	—	178,332	—	238,754
Purchases	—	4,707	1,844	—	2,080	—	1,036,810	1,045,441
Sales of investments/distributions	(2,500)	(1,543)	(51,052)	—	—	—	(825,429)	(880,524)
Net realized gains (losses)	—	10	(12,871)	24,242	—	—	20,972	32,353
Changes in net unrealized gains (losses)	204,567	(66)	22,306	(10,203)	224	—	(9,302)	207,526
Cumulative translation adjustment	—	—	—	—	—	—	(5,834)	(5,834)
Transfer into Level III(1)	—	1,594	—	—	—	—	1,413,688	1,415,282
Transfer out of Level III(1)	—	(1,235)	—	—	—	—	(1,046,716)	(1,047,951)
Settlement of derivatives(2)	—	—	—	(205,170)	322,210	(117,040)	—	—
Balance, End of Period	$2,144,118	$4,359	$600	$—	$324,514	$61,292	$2,522,913	$5,057,796
Change in net unrealized gains included in Net Gains from Investment Activities related to investments still held at reporting date	$204,567	$(66)	$580	$—	$224	$—	$—	$205,305
Change in net unrealized gains included in Net Gains from Investment Activities of Consolidated VIEs related to investments still held at reporting date	—	—	—	—	—	—	(52,485)	(52,485)

(1)
Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

(2)	See note 15 for further disclosure regarding the settlement of the AAA/Athene receivable and the investment in Athene Holding.

	For the Year Ended December 31,
	2015				2014
	Liabilities of Consolidated VIEs		Contingent Consideration Obligations	Total	Liabilities of Consolidated VIEs		Contingent Consideration Obligations	Total
Balance, Beginning of Period	$12,343,021		$96,126	$12,439,147	$9,994,147		$135,511	$10,129,658
Elimination of debt attributable to consolidation of VIEs	—		—	—	13,493		—	13,493
Adoption of accounting guidance	(11,433,815)		—	(11,433,815)	—		—	—
Additions	—		—	—	3,965,725		—	3,965,725
Payments/Extinguishment(4)	—		(15,743)	(15,743)	(1,551,533)		(50,666)	(1,602,199)
Net realized gains	—		—	—	(101,745)		—	(101,745)
Changes in net unrealized (gains) losses(2)	(8,244)		(804)	(9,048)	(25,685)		11,281	(14,404)
Cumulative translation adjustment	(92,593)		—	(92,593)	(71,558)		—	(71,558)
Transfers into Level III	—		—	—	500,837	(1)	—	500,837
Transfers out of Level III	(796,958)	(3)	—	(796,958)	(380,660)	(1)	—	(380,660)
Balance, End of Period	$11,411		$79,579	$90,990	$12,343,021		$96,126	$12,439,147
Change in net unrealized gains included in Net Gains from Investment Activities of consolidated VIEs related to liabilities still held at reporting date	$—		$—	$—	$(113,874)		$—	$(113,874)

(1)
Transfers between Level II and III were a result of subjecting the broker quotes on these financial liabilities to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

(2)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the consolidated statements of operations.

(3)
Upon adoption of new accounting guidance (see note 2), the debt obligations of consolidated CLOs are no longer categorized as Level III financial liabilities under the fair value hierarchy. Effective January 1, 2015, these financial liabilities are measured and leveled on the basis of the fair value of the financial assets of the consolidated CLOs and were categorized as Level II as of December 31, 2015.

(4)	For the year ended December 31, 2014, includes a $13.4 million extinguishment of contingent consideration obligations, which is recorded in other income on the consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy as of December 31, 2015 and 2014, respectively:

	As of December 31, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of Consolidated Apollo Funds:
Apollo Senior Loan Fund	$1,634	Third Party Pricing(1)	N/A	N/A	N/A
Investments in Other	434	Other	N/A	N/A	N/A
Investment in Athene Holding	510,099	Book Value Multiple	Book Value Multiple	1.18x	1.18x
Investments of Consolidated VIEs:
Bank Debt Term Loans	15,776	Third Party Pricing(1)	N/A	N/A	N/A
Corporate Loans/Bonds/CLO Notes	22,409	Third Party Pricing(1)	N/A	N/A	N/A
Equity Securities	62,756	Market Comparable Companies	Comparable Multiples	0.60x	0.60x
		Discounted Cash Flow	Discount Rate	14.6%	14.6%
Other	6,213	Net Asset Value	N/A	N/A	N/A
Total Investments of Consolidated VIEs	107,154
Total Financial Assets	$619,321
Financial Liabilities
Liabilities of Consolidated VIEs:
Contingent Obligation	$11,411	Other	N/A	N/A	N/A
Contingent Consideration Obligation	79,579	Discounted Cash Flow	Discount Rate	11.0% - 18.5%	17.0%
Total Financial Liabilities	$90,990

(1)	These securities are valued primarily using unadjusted broker quotes.

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

(1)
The net asset value of the underlying securities held by AAA Investments represents its sole investment in Athene, offset by other net liabilities. The investment in Athene was valued at $2,244.2 million as of December 31, 2014 using the embedded value method based on the present value of the future expected regulatory distributable income generated by the net assets of Athene plus the excess capital (i.e., the capital in excess of what is required to be held against Athene’s liabilities). The unobservable inputs and respective ranges used are the same as noted for the Investment in Athene Holding and the AAA/Athene Receivable in the table above. See note 15 for discussion of the investment in Athene Holding.

(2)	These securities are valued primarily using unadjusted broker quotes.

(3)
Balance includes investments in an affiliated fund, which primarily invests in corporate loans, bonds, and CLO notes. Balance at December 31, 2014 includes investments in an affiliated fund in the amount of $865.9 million, which were valued based on NAV.

Investment in Athene Holding and AAA/Athene Receivable
The Company elected the fair value option for its investment in Athene Holding at the time of settlement of the derivative contract between Athene and Apollo (the “Athene Services Derivative”) and the derivative contract between AAA Investments and Apollo (the “AAA Services Derivative”). The Company has classified this investment as a Level III asset in the fair value hierarchy, as the pricing inputs into the determination of fair value require significant judgment and estimation. The investment is valued based on the price of a common share of Athene Holding. During the third quarter of 2015, the Company changed the valuation method used to value its investment in Athene Holding from the embedded value approach to the GAAP book value multiple approach. This change was driven by developments in Athene’s business as noted below.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Athene’s business was principally built through a series of acquisitions of individual portfolios of fixed index annuities since its inception in 2009. As of and prior to June 30, 2015, in valuing Apollo’s investment in Athene Holding, the embedded value method was employed to determine the fair value of shares in Athene Holding in periods where there was not an observable market value. The embedded value methodology is widely used by market participants in the insurance industry in private company acquisitions of individual portfolios of annuities. The embedded value method estimates the present value of the future expected regulatory distributable income generated by the net assets plus the excess capital (i.e., the capital in excess of what is required to be held against liabilities) in determining fair value. Thus the embedded value method, as historically applied to the Athene valuation, was used to derive a value of Athene’s existing block of business as well as the value of undeployed capital equivalent to the excess capital held. As of June 30, 2015 and prior, Apollo also calculated an implied U.S. GAAP book value multiple for Athene, based on a projected U.S. GAAP book value, and compared that multiple to Athene’s publicly traded insurance peers as a secondary valuation point to assess the reasonableness of the valuation derived under the embedded value method.
As of December 31, 2015, the fair value of Apollo’s investment in Athene Holding was estimated under the U.S. GAAP book value multiple approach by applying a book value multiple to the U.S. GAAP book value per share of Athene Holding. The conversion price for all Athene management incentive shares granted was added to Athene’s U.S. GAAP book value excluding accumulated other comprehensive income (“AOCI”) for purposes of determining U.S. GAAP book value per share. Apollo calculated a multiple for public company peers of Athene by dividing each peer’s market capitalization by its reported U.S. GAAP equity, excluding AOCI. A regression analysis was then prepared based on the calculated multiple of each peer relative to its expected return on U.S. GAAP equity, excluding AOCI, relative to Athene. From this analysis, a comparable book value multiple for Athene was derived and then appropriately discounted to factor in the projected time frame of an initial public offering (“IPO”) of Athene and subsequent liquidity of shares (taking into consideration any post-IPO lock-up restrictions on the shares). As a result of the above analysis, Apollo concluded it was appropriate to apply a multiple of 1.18 to Athene’s U.S. GAAP book value per share, in estimating the value per share of Athene Holding at December 31, 2015.
The unrealized gain recorded during the year ended December 31, 2015 was driven by activity as Athene continued to evolve its business model and position itself for becoming a public company, including achieving “A-“ ratings from all of Athene’s three ratings agencies, hiring a new President and CFO, investing in a broad-based marketing campaign for its retail product offering, launching a Funding Agreement Backed Note ("FABN") program, and diversifying into new businesses via the closing of the acquisition of Athene Germany. Further, during the year ended December 31, 2015, Athene published its 2014 audited U.S. GAAP financial statements and issued its unaudited U.S. GAAP financial statements for the nine months ended September 30, 2015 (which facilitated the ability to use a book value multiple as a primary methodology). All of these activities are drivers of incremental value that occurred during 2015. The embedded valuation methodology is well suited for valuing individual insurance portfolios, however, management believes the book value multiple methodology best reflects the fair value of Athene going forward given the evolution of Athene’s business in 2015. The U.S. GAAP book value multiple also serves as a common industry benchmark for Athene’s public insurance company peers. In addition, as a secondary valuation consideration, the Company performed analysis under other methodologies including price to earnings multiple and embedded value approaches which supported the reasonableness of the fair market value estimate by the book value multiple method.
As of December 31, 2015, the significant unobservable input used in the fair value measurement of the investment in Athene Holding was the U.S. GAAP book value multiple. This input in isolation can cause significant increases or decreases in fair value. Specifically, when the U.S. GAAP book value multiple method is used to determine fair value, the significant input used in the valuation model is the U.S. GAAP book value multiple itself. An increase in the U.S. GAAP book value multiple can significantly increase the fair value of an investment; conversely a decrease in the U.S. GAAP book value multiple can significantly decrease the fair value of an investment. The sensitivity of the valuation to changes in the multiple is directly proportional to the change in the multiple itself.
As of December 31, 2014, Athene’s fair value was determined using the embedded value method which was based on the present value of the future expected regulatory distributable income generated by the net assets of Athene plus the excess capital (i.e., the capital in excess of what is required to be held against Athene’s liabilities). The net assets of Athene consist of the current and projected assets less the current and projected liabilities related to in force insurance contracts. For purposes of the excess capital calculation the assets are valued at fair value using the Company’s valuation methodology. The approach of using actuarially projected asset and liability income to value an insurance company is widely used by market participants in the insurance industry, particularly in private company acquisitions. The embedded value of the in force insurance contracts incorporates actuarial projections of expected income utilizing most recently available policyholder contract and experience data, industry information and assumptions, general economic and market conditions, and other factors deemed relevant, including the cost of capital. In addition, consideration is also given to comparable company multiples in the determination of fair value.

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
Liabilities
As of December 31, 2015, due to the adoption of new accounting guidance (see note 2), the debt obligations of the consolidated CLOs were measured on the basis of the fair value of the financial assets of the CLOs as the financial assets were determined to be more observable and, as a result, categorized as Level II in the fair value hierarchy. As of December 31, 2014, the significant unobservable inputs used in the fair value measurement of the subordinated and senior secured notes include the discount rate applied in the valuation models, default and recovery rates applied in the valuation models. These inputs in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of subordinated and senior secured notes; conversely a decrease in the discount rate can significantly increase the fair value of subordinated and senior secured notes. The discount rate is determined based on the market rates an investor would expect for similar subordinated and senior secured notes with similar risks.
Contingent Consideration Obligations
The significant unobservable input used in the fair value measurement of the contingent consideration obligations is the discount rate applied in the valuation models. This input in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of the contingent consideration obligations; conversely a decrease in the discount rate can significantly increase the fair value of the contingent consideration obligations. The discount rate was based on the weighted average cost of capital for the Company. See note 16 for further discussion of the contingent consideration obligations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

7. CARRIED INTEREST RECEIVABLE
Carried interest receivable from private equity, credit and real estate funds consisted of the following:

	As of December 31, 2015	As of December 31, 2014
Private Equity	$373,871	$672,119
Credit	240,844	226,430
Real Estate	29,192	13,117
Total carried interest receivable	$643,907	$911,666

The table below provides a roll-forward of the carried interest receivable balance for the years ended December 31, 2015 and 2014:

	Private Equity	Credit	Real Estate	Total
Carried interest receivable, January 1, 2014	$1,867,771	$408,342	$10,962	$2,287,075
Change in fair value of funds	231,983	159,350	6,104	397,437
Fund cash distributions to the Company	(1,427,635)	(341,262)	(3,949)	(1,772,846)
Carried interest receivable, December 31, 2014	$672,119	$226,430	$13,117	$911,666
Change in fair value of funds	42,016	126,426	13,074	181,516
Fund distributions to the Company	(340,264)	(152,370)	(4,035)	(496,669)
Adoption of new accounting guidance	—	40,358	7,036	47,394
Carried interest receivable, December 31, 2015	$373,871	$240,844	$29,192	$643,907
The change in fair value of funds includes the reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. The general partner obligation is recognized based upon a hypothetical liquidation of a fund’s net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement of the fund. See note 15 for further disclosure regarding the general partner obligation.

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

8. PROFIT SHARING PAYABLE
Profit sharing payable from private equity, credit and real estate funds consisted of the following:

	As of December 31, 2015	As of December 31, 2014
Private Equity	$118,963	$240,595
Credit	165,392	186,307
Real Estate	11,319	7,950
Total profit sharing payable	$295,674	$434,852

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The table below provides a roll-forward of the profit sharing payable balance for the years ended December 31, 2015 and 2014:

	Private Equity	Credit	Real Estate	Total
Profit sharing payable, January 1, 2014	$751,192	$234,504	$6,544	$992,240
Profit sharing expense(1)	178,373	95,070	2,747	276,190
Payments/other	(688,970)	(143,267)	(1,341)	(833,578)
Profit sharing payable, December 31, 2014	$240,595	$186,307	$7,950	$434,852
Profit sharing expense(1)(2)	52,807	42,172	5,076	100,055
Payments/other	(174,439)	(63,087)	(1,707)	(239,233)
Profit sharing payable, December 31, 2015	$118,963	$165,392	$11,319	$295,674

(1)
Includes (i) changes in amounts payable to employees and former employees entitled to a share of carried interest income in Apollo’s funds and (ii) changes to the fair value of the contingent consideration obligations recognized in connection with certain Apollo acquisitions. See notes 6 and 16 for further disclosure regarding the contingent consideration obligations.

(2)
The Company has recorded a receivable from the Contributing Partners and certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of December 31, 2015. See note 15 for further disclosure.

9. OTHER ASSETS
Other assets consisted of the following:

	As of December 31,
	2015	2014
Fixed assets	$105,439	$104,617
Less: Accumulated depreciation and amortization	(73,803)	(68,711)
Fixed assets, net	31,636	35,906
Prepaid expenses	48,421	32,873
Tax receivables	4,466	23,286
Interest Receivable	105	11,059
Other	11,216	11,117
Total Other Assets	$95,844	$114,241

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $10.5 million, $10.2 million and $11.0 million, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

10. OTHER INCOME, NET
Other income, net consisted of the following:

	For the Year Ended December 31,
	2015	2014	2013
Tax receivable agreement adjustment	$—	$32,182	$13,038
Gain on derivatives	—	14,039	10,203
Gain (Loss) on extinguishment of liability/debt	—	13,395	(2,741)
Rental income	4,349	5,566	5,334
Foreign exchange gain (loss)	1,719	(7,131)	4,142
Loss on assets held for sale	—	—	(1,087)
Other	1,605	2,541	11,225
Total Other Income, Net	$7,673	$60,592	$40,114

11. INCOME TAXES
The Company is treated as a partnership for income tax purposes and is therefore not subject to U.S. federal, state and local income taxes. APO Corp., a wholly-owned subsidiary of the Company, is subject to U.S. federal, state and local corporate income taxes. Certain other subsidiaries of the Company are subject to NYC UBT attributable to the Company’s operations apportioned to New York City. In addition, certain non-U.S. subsidiaries of the Company are subject to income taxes in their local jurisdictions.
The Company’s provision for income taxes totaled $26.7 million, $147.2 million and $107.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company’s effective tax rate was approximately 7.1%, 16.8% and 4.3% for the years ended December 31, 2015, 2014 and 2013, respectively.
The provision for income taxes is presented in the following table:

	For the Year Ended December 31,
	2015		2014	2013
Current:
Federal income tax	$(10,108)		$53,426	$30,422
Foreign income tax	7,842	(1)	6,080	4,733
State and local income tax	2,573		7,369	9,728
Subtotal	307		66,875	44,883
Deferred:
Federal income tax	19,581		28,702	40,955
Foreign income tax	(256)	(1)	(137)	130
State and local income tax	7,101		51,805	21,601
Subtotal	26,426		80,370	62,686
Total Income Tax Provision	$26,733		$147,245	$107,569

(1)	The foreign income tax provision was calculated on $27.6 million of pre-tax income generated in foreign jurisdictions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles the provision for taxes to the U.S. Federal statutory tax rate:

	For the Year Ended December 31,
	2015	2014	2013
U.S. Statutory Tax Rate	35.0%	35.0%	35.0%
Income Passed Through to Non-Controlling Interests	(26.4)	(23.4)	(24.1)
Income Passed Through to Class A Shareholders	(4.4)	0.1	(7.9)
Equity Based Compensation - AOG Units	—	—	0.2
Foreign Income Tax	1.1	0.4	0.1
State and Local Income Taxes (net of Federal Benefit)	2.1	4.7	1.1
Amortization & Other Accrual Adjustments	(0.3)	—	(0.1)
Effective Income Tax Rate	7.1%	16.8%	4.3%
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years.
The Company’s deferred tax assets and liabilities on the consolidated statements of financial condition consist of the following:

	As of December 31,
	2015	2014
Deferred Tax Assets:
Depreciation and amortization	$567,018	$543,288
Revenue recognition	31,363	40,250
Net operating loss carryforwards	47,139	—
Equity-based compensation - RSUs and AAA RDUs	4,551	35,678
Foreign tax credit	8,996	3,457
Other	5,472	1,437
Total Deferred Tax Assets	664,539	624,110
Deferred Tax Liabilities:
Unrealized gains from investments	13,274	13,053
Other	5,058	4,340
Total Deferred Tax Liabilities	$18,332	$17,393

As of December 31, 2015, the Company had approximately $121.3 million of federal net operating loss (“NOL”) carryforwards and $94.8 million of state and local net operating loss carryforwards that will begin to expire in 2036. As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities does not include certain deferred tax assets as of December 31, 2015 that arose directly from tax deductions related to equity-based compensation greater than compensation recognized for financial reporting. Equity will be increased by $22.3 million if and when such excess tax benefits are ultimately realized. The Company uses tax law ordering when determining when excess tax benefits have been realized. In addition, the Company’s foreign tax credit carryforwards will begin to expire in 2021.

The Company considered its historical and current year earnings, current utilization of existing deferred tax assets and deferred tax liabilities, the 15 year amortization periods of the tax basis of its intangible assets and short and long term business forecasts in evaluating whether it should establish a valuation allowance. Based on this positive evidence, the Company concluded it is more likely than not that the deferred tax assets will be realized and that no valuation allowance was needed at December 31, 2015.

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
The Company’s primary jurisdictions in which it operates are the United States, New York State, New York City, California and the United Kingdom. In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of December 31, 2015, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2012 through 2015 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax return of a subsidiary for the 2012 tax year. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 and 2013, and the City of Los Angeles is examining certain subsidiaries’ tax returns for the years 2011 to 2013. Additionally, the Company completed the Internal Revenue Service examination of the tax return for 2011 for Apollo Global Management, LLC with no change.
The Company has recorded a deferred tax asset for the future amortization of tax basis intangibles as a result of the 2007 Reorganization. The Company recorded additional deferred tax assets as a result of the step-up in tax basis of intangibles from subsequent exchanges of AOG Units for Class A shares. A related tax receivable agreement liability was recorded in due to affiliates in the consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among APO Corp., the Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 15). The increases in the deferred tax asset less the related liability resulted in increases to additional paid-in capital which were recorded in the consolidated statements of changes in shareholders’ equity for the years ended December 31, 2015 and 2014. The amortization period for these tax basis intangibles is 15 years and the deferred tax assets will reverse over the same period.
The tables below present the transactions related to the exchange of AOG Units for Class A shares during the years ended December 31, 2015 , 2014 and 2013 and the resulting impact to the deferred tax asset, tax receivable agreement liability and additional paid-in capital.

Exchange of AOG Units for Class A shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Year Ended December 31, 2015	$61,720	$45,432	$16,288
For the Year Ended December 31, 2014	58,696	47,878	10,818
For the Year Ended December 31, 2013	149,327	126,928	22,399
During the years ended December 31, 2014 and 2013, the Company adjusted the estimated rate of tax it expects to pay in the future and thereby reduced its net deferred tax assets, and increased its income tax provision, by $36.2 million and $16.9 million, respectively (see note 15 for details regarding the impact on the tax receivable agreement liability).

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

12. DEBT
Debt consisted of the following:

	As of December 31, 2015		As of December 31, 2014
	Outstanding Balance	Annualized Weighted Average Interest Rate	Outstanding Balance	Annualized Weighted Average Interest Rate
2013 AMH Credit Facilities - Term Facility(1)	$499,327	1.44%	$499,107	1.36%
2024 Senior Notes(2)	494,555	4.00	493,902	4.00
2014 AMI Term Facility I(3)	14,543	2.15	16,204	2.34
2014 AMI Term Facility II(4)	16,830	1.85	18,752	1.93
Total Debt	$1,025,255		$1,027,965

(1)	Outstanding balance is presented net of unamortized debt issuance costs of $0.7 million and $0.9 million as of December 31, 2015 and 2014, respectively.

(2)
Includes impact of any amortization of note discount. Outstanding balance is presented net of unamortized debt issuance costs of $4.6 million and $5.2 million as of December 31, 2015 and 2014, respectively.

(3)
On July 3, 2014, Apollo Management International LLP (“AMI”), a subsidiary of the Company, entered into a €13.4 million five year credit agreement (the “2014 AMI Term Facility I”). Proceeds from the borrowing were used to fund the Company’s investment in a European CLO it manages.

(4)
On December 9, 2014, AMI entered into a €15.5 million five year credit agreement (the “2014 AMI Term Facility II”). Proceeds from the borrowing were used to fund the Company’s investment in a European CLO it manages.

2007 AMH Credit Agreement—On April 20, 2007, Apollo Management Holdings, L.P. (“AMH”), a subsidiary of the Company which is a Delaware limited partnership, entered into a $1.0 billion seven year credit agreement (the “2007 AMH Credit Agreement”). Interest payable under the 2007 AMH Credit Agreement was based on Eurodollar LIBOR or Alternate Base Rate ("ABR") as determined by the borrower. On December 20, 2010, Apollo amended the 2007 AMH Credit Agreement to extend the maturity date of $995.0 million (including the $90.9 million of fair value debt repurchased by the Company) of the term loan from April 20, 2014 to January 3, 2017 and modified certain other terms of the 2007 AMH Credit Agreement. On December 20, 2010, an affiliate of AMH that was a guarantor under the 2007 AMH Credit Agreement repurchased approximately $180.8 million of the term loan in connection with the extension of the maturity date of such loan and thus the 2007 AMH Credit Agreement (excluding the portions held by AMH affiliates) had a remaining balance of $728.3 million. Interest expense incurred by the Company related to the 2007 AMH Credit Agreement was $28.3 million for the year ended December 31, 2013. Amortization expense related to the 2007 AMH Credit Agreement was $0.7 million for the year ended December 31, 2013.
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
Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus an applicable margin, and undrawn revolving commitments bear a commitment fee. Under the terms of the 2013 AMH Credit Facilities, the applicable margin ranges from 1.125% to 1.75% for LIBOR loans and 0.125% to 0.75% for alternate base rate loans, and the undrawn revolving commitment fee ranges from 0.125% to 0.25%, in each case depending on the Company’s corporate rating assigned by Standard & Poor’s Ratings Group, Inc. The 2013 AMH Credit Facilities do not require any scheduled amortization payments or other mandatory prepayments (except with respect to overadvances on the Revolver Facility) prior to the final maturity date, and the Borrowers may prepay the loans and/or terminate or reduce the revolving commitments under the 2013 AMH Credit Facilities at any time without penalty. In connection with the issuance of the 2024 Senior Notes (as defined below), $250 million

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

of the proceeds were used to repay a portion of the Term Facility outstanding with third party lenders at par. The interest rate on the $500 million Term Facility as of December 31, 2015 was 1.65% and the commitment fee as of December 31, 2015 on the $500 million undrawn Revolver Facility was 0.125%. Interest expense incurred by the Company related to the 2013 AMH Credit Facilities was $7.8 million, $9.0 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Debt issuance cost amortization expense related to the 2013 AMH Credit Facilities was $0.8 million and $1.0 million for the years ended December 31, 2015 and 2014, respectively.
The estimated fair value of the Company’s long-term debt obligation related to the 2013 AMH Credit Facilities is approximately $501.3 million based on obtained broker quotes as of December 31, 2015. The $500.0 million carrying value of debt that is recorded on the consolidated statements of financial condition at December 31, 2015 is the amount for which the Company expects to settle the 2013 AMH Credit Facilities. The Company has determined that the long-term debt obligation related to the 2013 AMH Credit Facilities would be categorized as a Level III liability in the fair value hierarchy based on the number and quality of broker quotes obtained, the standard deviations of the observed broker quotes and the percentage deviation from independent pricing services.
As of December 31, 2015, the 2013 AMH Credit Facilities were guaranteed and collateralized by AMH and its subsidiaries, Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., AAA Holdings, L.P., Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., ST Holdings GP, LLC and ST Management Holdings, LLC. The 2013 AMH Credit Facilities contain affirmative and negative covenants which limit the ability of the Borrowers, the guarantors and certain of their subsidiaries to, among other things, incur indebtedness and create liens. Additionally, the 2013 AMH Credit Facilities contain financial covenants which require the Borrowers and their subsidiaries to maintain (1) at least $40 billion of Fee-Generating Assets Under Management and (2) a maximum total net leverage ratio of not more than 4.00 to 1.00 (subject to customary equity cure rights). The 2013 AMH Credit Facilities also contain customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of the Company.
Borrowings under the Revolver Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. In addition, the Borrowers may incur incremental facilities in respect of the Revolver Facility and the Term Facility in an aggregate amount not to exceed $500 million plus additional amounts so long as the Borrowers are in compliance with a net leverage ratio not to exceed 3.75 to 1.00. As of December 31, 2015 and 2014, the Revolver Facility was undrawn.

2024 Senior Notes—On May 30, 2014, AMH issued $500 million in aggregate principal amount of its 4.000% Senior Notes due 2024 (the “2024 Senior Notes”), at an issue price of 99.722% of par. Interest on the 2024 Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The 2024 Senior Notes will mature on May 30, 2024. The discount will be amortized into interest expense on the consolidated statements of operations over the term of the 2024 Senior Notes. Interest expense incurred by the Company related to the 2024 Senior Notes was $20.0 million and $11.7 million for the years ended December 31, 2015 and 2014, respectively.

Prior to the adoption of the updated debt issuance cost guidance as described in note 2, the Company capitalized debt issuance costs of $5.5 million incurred in connection with the issuance of the 2024 Senior Notes, which was recorded in other assets in the consolidated statements of financial condition as of December 31, 2015, to be amortized over the term of the notes. As a result of the Company’s adoption of the new accounting guidance, the Company has retrospectively adjusted the debt issuance costs that were initially capitalized and reported in other assets to debt as a direct deduction of the carrying amount of the related debt arrangement. The debt issuance costs will continue to be amortized as an increase to interest expense over the term of the debt arrangement. As such, the debt issuance cost amortization expense related to the issuance of the 2024 Senior Notes was $0.6 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, the 2024 Senior Notes were guaranteed by Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., AMH Holdings (Cayman), L.P. and any other entity that is required to become a guarantor of the notes under the terms of the indenture governing the 2024 Senior Notes (the “2024 Senior Notes Indenture”). The 2024 Senior Notes Indenture includes covenants that restrict the ability of AMH and, as applicable, the guarantors to incur

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries or merge, consolidate or sell, transfer or lease assets. The 2024 Senior Notes Indenture also provides for customary events of default.

The estimated fair value of the Company’s long-term debt obligation related to the 2024 Senior Notes is approximately $495.3 million based on obtained broker quotes as of December 31, 2015. The face amount of $500.0 million related to the 2024 Senior Notes is the amount for which the Company is obligated to settle the 2024 Senior Notes. The Company has determined that the long-term debt obligation related to the 2024 Senior Notes would be categorized as a Level II liability in the fair value hierarchy based on the number and quality of broker quotes obtained, the standard deviations of the observed broker quotes and the percentage deviation from independent pricing services.

As of December 31, 2015, the table below presents the contractual maturities for the Company's debt arrangements:

	2016	2017	2018	2019	2020	Thereafter	Total
2013 AMH Credit Facilities - Term Facility	$—	$—	$—	$500,000	$—	$—	$500,000
2024 Senior Notes	—	—	—	—	—	500,000	$500,000
2014 AMI Term Facility I	—	—	—	14,543	—	—	$14,543
2014 AMI Term Facility II	—	—	—	16,830	—	—	$16,830
Total Obligations as of December 31, 2015	$—	$—	$—	$531,373	$—	$500,000	$1,031,373

13. NET INCOME (LOSS) PER CLASS A SHARE
The table below presents basic and diluted net income per Class A share using the two-class method for the years ended December 31, 2015, 2014 and 2013:

	Basic and Diluted
	For the Year Ended December 31,
	2015		2014		2013
Numerator:
Net income attributable to Apollo Global Management, LLC	$134,497		$168,229		$659,391
Distributions declared on Class A shares	(339,397)	(1)	(483,458)	(1)	(556,954)	(1)
Distributions on participating securities(4)	(28,497)		(72,074)		(93,235)
Earnings allocable to participating securities	—	(2)	—	(2)	(1,394)
Undistributed income (loss) attributable to Class A shareholders: Basic and Diluted	(233,397)		(387,303)		7,808
Dilution effect on undistributed income attributable to Class A shareholders	—		—		9,106
Dilution effect on distributable income attributable to participating securities	—		—		(1,329)
Undistributed income (loss) attributable to Class A shareholders: Diluted	$(233,397)		$(387,303)		$15,585
Denominator:
Weighted average number of Class A shares outstanding: Basic	173,271,666		155,349,017		139,173,386
Dilution effect of share options and unvested RSUs	—		—		3,040,964
Weighted average number of Class A shares outstanding: Diluted	173,271,666		155,349,017		142,214,350
Net Income per Class A share: Basic
Distributed Income	$1.96		$3.11		$4.00
Undistributed Income (Loss)	(1.35)		(2.49)		0.06
Net Income per Class A Share: Basic	$0.61		$0.62		$4.06
Net Income per Class A share: Diluted(3)
Distributed Income	$1.96		$3.11		$3.92
Undistributed Income (Loss)	(1.35)		(2.49)		0.11
Net Income per Class A Share: Diluted	$0.61		$0.62		$4.03

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(1)	See note 15 for information regarding the quarterly distributions declared and paid during 2015, 2014 and 2013.

(2)	No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A shareholders.

(3)
For the years ended December 31, 2015 and 2014, the Company had an undistributed loss attributable to Class A shareholders and none of the classes of securities resulted in dilution. For the years ended December 31, 2015 and 2014, all of the classes of securities were anti-dilutive. For the year ended December 31, 2013 share options and unvested RSUs were determined to be dilutive, and were accordingly included in the diluted earnings per share calculation. For the year ended December 31, 2013, the AOG Units and participating securities were determined to be anti-dilutive and were accordingly excluded from the diluted earnings per share calculation.

(4)	Participating securities consist of vested and unvested RSUs that have rights to distributions and unvested restricted shares.
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
Apollo Global Management, LLC has one Class B share outstanding, which is held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the Class B share is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, as discussed above. The Class B share has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or distributions. The Class B share has no distribution or liquidation rights. The Class B share has voting rights on a pari passu basis with the Class A shares. The Class B share represented 61.4%, 65.4% and 69.3% of the total voting power of the Company’s shares entitled to vote as of December 31, 2015, 2014 and 2013, respectively.
The following table summarizes the anti-dilutive securities for the years ended December 31, 2015, 2014 and 2013, respectively.

	For the Year Ended December 31,
	2015	2014	2013
Weighted average vested RSUs	9,984,862	19,541,458	20,664,694
Weighted average unvested RSUs	4,858,935	9,556,131	—
Weighted average unexercised options	227,086	548,441	—
Weighted average AOG Units outstanding	219,575,738	225,005,386	234,132,052
Weighted average unvested restricted shares	90,985	—	—

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The table below presents transactions in Class A shares each quarter during the years ended December 31, 2015, 2014 and 2013, and the resulting impact on the Company’s and Holdings’ ownership interests in the Apollo Operating Group:

Date	Type of Class A Shares Transaction	Number of Shares Issued in Class A Shares Transaction (in thousands)		Apollo Global Management, LLC ownership% in Apollo Operating Group before Class A Shares Transaction	Apollo Global Management, LLC ownership% in Apollo Operating Group after Class A Shares Transaction	Holdings ownership% in Apollo Operating Group before Class A Shares Transaction	Holdings ownership% in Apollo Operating Group after Class A Shares Transaction
Quarter Ended March 31, 2013	Issuance	2,091		35.1%	35.5%	64.9%	64.5%
Quarter Ended June 30, 2013	Issuance/Offering	9,577	(1)	35.5	38.0	64.5	62.0
Quarter Ended September 30, 2013	Issuance	1,977		38.0	38.3	62.0	61.7
Quarter Ended December 31, 2013	Issuance/Exchange	2,581	(1)	38.3	39.0	61.7	61.0
Quarter Ended March 31, 2014	Issuance	2,672		39.0	39.4	61.0	60.6
Quarter Ended June 30, 2014	Issuance/Exchange	7,344	(1)	39.4	41.2	60.6	58.8
Quarter Ended September 30, 2014	Issuance	3,660		41.2	41.8	58.8	58.2
Quarter Ended December 31, 2014	Issuance/Exchange	3,090	(1)	41.8	42.3	58.2	57.7
Quarter Ended March 31, 2015	Issuance/Exchange	4,866	(1)	42.3	43.0	57.7	57.0
Quarter Ended June 30, 2015	Issuance/Exchange	4,275	(1)	43.0	43.8	57.0	56.2
Quarter Ended September 30, 2015	Issuance/Exchange	6,819	(1)	43.8	45.3	56.2	54.7
Quarter Ended December 31, 2015	Issuance/Exchange	2,067		45.3	45.6	54.7	54.4

(1)    In May 2013, November 2013, May 2014, October 2014, February 2015, May 2015, August 2015 and November 2015, certain holders of AOG Units exchanged their AOG Units for Class A shares and approximately 8.8 million, 2.3 million, 6.2 million, 0.1 million, 0.2 million, 1.8 million, 4.4 million and 27.5 thousand Class A shares, respectively, were issued by the Company in the exchanges.

14. EQUITY-BASED COMPENSATION

AOG Units
The fair value of the AOG Units of approximately $5.6 billion was charged to compensation expense on a straight-line basis over the five or six year service period, as applicable. For the year ended December 31, 2013, compensation expense of $30.0 million was recognized. The AOG Units were fully vested and amortized as of June 30, 2013.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table summarizes the activity of the AOG Units for the year ended December 31, 2013:

	AOG Units	Weighted Average Grant Date Fair Value
Balance at January 1, 2013	1,500,366	$20.00
Vested	(1,500,366)	20.00
Balance at December 31, 2013	—	$—
RSUs
The Company grants RSUs under the Company’s 2007 Omnibus Equity Incentive Plan. These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP. The fair value of all grants after March 29, 2011 is based on the grant date fair value, which considers the public share price of the Company. For Plan Grants, the grant date fair value is based on the grant date public share price of the Company’s Class A shares discounted primarily for transfer restrictions and lack of distributions until vested. For Bonus Grants, the grant date fair value is based on the grant date public share price of the Company’s Class A shares discounted primarily for transfer restrictions and in certain cases timing of distributions. The following table summarizes the weighted average discounts for Plan Grants and Bonus Grants for the years ended December 31, 2015, 2014 and 2013.

	For the Year Ended December 31,
	2015	2014	2013
Plan Grants:
Discount for the lack of distributions until vested(1)	26.0%	32.5%	30.5%
Marketability discount for transfer restrictions(2)	4.2%	5.1%	6.0%
Bonus Grants:
Marketability discount for transfer restrictions(2)	2.2%	3.2%	3.2%

(1)	Based on the present value of a growing annuity calculation.

(2)	Based on the Finnerty Model calculation.
The estimated total fair value is charged to compensation expense on a straight-line basis over the vesting period, which for Plan Grants is generally up to six years, with the first installment vesting one year after grant and quarterly vesting thereafter, and for Bonus Grants is annual vesting over three years. The fair value of grants made during the years ended December 31, 2015, 2014 and 2013 was $70.6 million, $149.1 million, and $56.6 million, respectively. The actual forfeiture rate was 1.2%, 6.7% and 5.3% for the years ended December 31, 2015, 2014 and 2013, respectively. Compensation expense recognized for the years ended December 31, 2015, 2014 and 2013 was $65.7 million, $80.7 million, and $87.7 million, respectively.
In addition, during 2014, the Company entered into an agreement with an executive officer providing for the grant of RSUs when certain metrics have been achieved. In accordance with U.S. GAAP, equity-based compensation expense is recognized only when certain metrics are met or deemed probable. Accordingly, for the years ended December 31, 2015, and 2014, no equity-based compensation expense was recognized relating to these RSUs.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table summarizes RSU activity for the years ended December 31, 2015, 2014 and 2013:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2013	14,724,474	$11.62	22,512,930	37,237,404	(1)
Granted	2,101,277	26.95	—	2,101,277
Forfeited	(888,594)	13.30	—	(888,594)
Delivered	—	12.30	(6,879,050)	(6,879,050)
Vested	(7,159,871)	12.60	7,159,871	—
Balance at December 31, 2013	8,777,286	14.32	22,793,751	31,571,037	(1)
Granted	7,046,490	21.16	—	7,046,490
Forfeited(2)	(1,055,639)	12.19	—	(1,055,639)
Delivered	—	12.96	(9,490,011)	(9,490,011)
Vested(2)	(4,050,502)	16.75	4,050,502	—
Balance at December 31, 2014	10,717,635	18.11	17,354,242	28,071,877	(1)
Granted	4,634,950	15.24	—	4,634,950
Forfeited	(186,741)	20.70	—	(186,741)
Delivered	—	13.16	(15,185,890)	(15,185,890)
Vested	(4,125,701)	19.35	4,125,701	—
Balance at December 31, 2015	11,040,143	$16.40	6,294,053	17,334,196	(1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.

(2)
In connection with the departure of an employee from the Company, such employee vested in 625,000 RSUs that were previously granted to him and forfeited 625,000 RSUs that were previously granted to him. As a result of the additional vesting, the Company recorded an incremental compensation expense of $17.5 million related to the relevant RSU award for the year ended December 31, 2014.

Units Expected to Vest—As of December 31, 2015, approximately 10,400,000 RSUs were expected to vest over the next 3.3 years.
Restricted Share Awards
In connection with the Venator Acquisition and a performance-based incentive plan, the Company issued $5.0 million of restricted Class A shares. Based on the terms of the awards of the Company’s Class A shares, equity-based compensation will be expensed over two years. For the year ended December 31, 2015, 359,367 restricted shares were granted. Compensation expense recognized for the year ended December 31, 2015 related to these restricted shares was $2.7 million. There were no forfeitures of restricted shares during the year ended December 31, 2015.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Share Options
The Company has granted options under the 2007 Omnibus Equity Incentive Plan. For the years ended December 31, 2015, 2014 and 2013, compensation expense of $0.1 million, $28.2 million and $4.7 million was recognized as a result of these grants, respectively. In connection with the departure of an employee from the Company, such employee vested in 1,250,000 share options that were previously granted to him and forfeited 1,250,000 share options that were previously granted to him. As a result of the additional vesting, the Company recorded an incremental compensation expense of $28.1 million related to the relevant option award agreement for the year ended December 31, 2014.
There were no share options granted during the years ended December 31, 2015, 2014 and 2013. Apollo measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model.
The following table summarizes the share option activity for the years ended December 31, 2015, 2014 and 2013:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Fair Value	Weighted Average Remaining Contractual Term
Balance at January 1, 2013	5,275,000	$8.44	$29,020	8.01
Exercised	(2,324,997)	8.12	(12,896)	—
Balance at December 31, 2013	2,950,003	8.69	16,124	7.08
Exercised	(1,468,750)	8.03	(8,217)	—
Forfeited	(1,250,000)	8.00	(7,025)	—
Balance at December 31, 2014	231,253	16.60	882	7.93
Exercised	(8,333)	12.38	(17)	—
Balance at December 31, 2015	222,920	17.69	$865	6.95
Exercisable at December 31, 2015	118,751	$17.14	$384	6.99
Options Expected to Vest—As of December 31, 2015, approximately 100,000 options were expected to vest.
The expected life of the options granted represents the period of time that options are expected to be outstanding and is based on the contractual term of the option. Unamortized compensation cost related to unvested share options at December 31, 2015 was $0.3 million and is expected to be recognized over a weighted average period of 2.5 years. The intrinsic value of options exercised was $0.1 million, $26.6 million and $42.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Delivery of Class A Shares - RSUs and Share Options
During the years ended December 31, 2015, 2014 and 2013, the Company delivered Class A shares in settlement of vested RSUs and exercised share options. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of Class A shares delivered to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of Class A shares delivered to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment. This adjustment for the years ended December 31, 2015, 2014 and 2013 was $78.9 million, $0.4 million and $85.9 million, respectively.
The delivery of Class A shares in settlement of vested RSUs and exercised share options does not cause a transfer of amounts in the consolidated statements of changes in shareholders’ equity to the Class A shareholders. The delivery of Class A shares in settlement of vested RSUs and exercised share options causes the income allocated to the Non-Controlling Interests to shift to the Class A shareholders from the date of delivery forward. The table below summarizes the delivery of Class A shares in settlement of vested RSUs and exercised share options for the years ended December 31, 2015, 2014 and 2013:

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Year Ended December 31,
	2015	2014	2013
Class A shares delivered or issued	11,296,388	10,491,649	5,181,389
Gross value of shares(1)	$325,747	$289,000	$212,900

(1)	Based on the closing price of a Class A share at the time of delivery.
AAA RDUs
Incentive units that provide the right to receive AAA restricted depositary units (“RDUs”) following vesting are granted periodically to employees of Apollo. These grants are accounted for as equity awards in accordance with U.S. GAAP. The incentive units granted to employees generally vest over three years. The fair value at the date of the grants is recognized on a straight-line basis over the vesting period (or upon grant in the case of fully vested AAA RDUs). The grant date fair value is based on the public share price of AAA. Vested AAA RDUs can be converted into ordinary common units of AAA subject to applicable securities law restrictions. During the years ended December 31, 2015, 2014 and 2013, the actual forfeiture rate was 0.0%, 1.1% and 0.0%, respectively. For the years ended December 31, 2015, 2014 and 2013, compensation expense of $0.7 million, $0.4 million and $1.2 million was recognized, respectively. The following table summarizes RDU activity for the years ended year ended December 31, 2015, 2014 and 2013, respectively:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RDUs Outstanding
Balance at January 1, 2013	338,430	$8.85	114,896	453,326
Granted	27,286	26.90	—	27,286
Delivered	—	9.02	(114,896)	(114,896)
Vested	(120,354)	9.83	120,354	—
Balance at December 31, 2013	245,362	10.38	120,354	365,716
Granted	18,426	33.05	—	18,426
Forfeited	(2,861)	8.36	—	(2,861)
Delivered	—	9.02	(120,354)	(120,354)
Vested	(96,267)	11.17	96,267	—
Balance at December 31, 2014	164,660	12.49	96,267	260,927
Delivered	—	11.17	(96,267)	(96,267)
Vested	(96,268)	11.17	96,268	—
Balance at December 31, 2015	68,392	$14.35	96,268	164,660

Units Expected to Vest—As of December 31, 2015, approximately 64,288 RDUs were expected to vest over the next 1.2 years.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table summarizes the activity of RDUs available for future grants:

RDUs Available For Future Grants
Balance at January 1, 2013	1,685,345
Purchases	6,236
Granted/Issued	(39,272)
Forfeited	—
Balance at December 31, 2013	1,652,309
Purchases	9,719
Granted/Issued	(18,426)
Forfeited	2,861
Balance at December 31, 2014 and 2015	1,646,463
Restricted Stock and Restricted Stock Unit Awards—ARI and AMTG
ARI restricted stock awards, ARI restricted stock unit awards ("ARI RSUs") and AMTG restricted stock unit awards (“AMTG RSUs”) granted to the Company and certain of the Company’s employees generally vest over three years, either quarterly or annually. The awards granted to the Company are accounted for as investments and deferred revenue in the consolidated statements of financial condition. As these awards vest, the deferred revenue is recognized as management fees. The investment is accounted for using the equity method of accounting for awards granted to the Company and as a deferred compensation asset for the awards granted to employees. Compensation expense is recognized on a straight line-basis over the vesting period for the awards granted to the employees. The Company recorded an asset and a liability upon receiving the awards on behalf of the Company’s employees. The fair value of the awards to employees is based on the grant date fair value, which utilizes the public share price of ARI and AMTG, less discounts for transfer restrictions as well as timing of distributions for the AMTG RSUs. The awards granted to the Company’s employees are remeasured each period to reflect the fair value of the asset and other liabilities and any changes in these values are recorded in the consolidated statements of operations.
The following table summarizes the management fees, compensation expense, and forfeiture rates for the ARI restricted stock awards and ARI RSUs for the years ended December 31, 2015, 2014, and 2013:

	For the Year Ended December 31,
	2015	2014	2013
Management fees	$3,334	$1,326	$2,837
Compensation expense	3,081	1,329	2,047
Forfeiture rate	1.3%	—%	1.6%
The following table summarizes the management fees, compensation expense, and forfeiture rates for the AMTG RSUs for the years ended December 31, 2015, 2014, and 2013:

	For the Year Ended December 31,
	2015	2014	2013
Management fees	$1,171	$915	$849
Compensation expense	1,171	828	804
Forfeiture rate	2.5%	2.5%	1.3%

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables summarize activity for the ARI restricted stock awards, ARI RSUs and AMTG RSUs that were granted to both the Company and certain of its employees for the years ended December 31, 2015, 2014 and 2013:

	ARI RSUs Unvested	Weighted Average Grant Date Fair Value	ARI RSUs Vested	Total Number of ARI RSUs Outstanding
Balance at January 1, 2013	237,542	$14.62	113,148	350,690
Granted to employees of the Company	205,000	16.58	—	205,000
Granted to the Company	40,000	17.59	—	40,000
Forfeited by employees of the Company	(5,000)	16.66	—	(5,000)
Delivered	—	13.32	(18,978)	(18,978)
Vested awards of employees of the Company	(137,807)	15.48	137,807	—
Vested awards of the Company	(65,333)	15.41	65,333	—
Balance at December 31, 2013	274,402	15.86	297,310	571,712
Granted to employees of the Company	400,254	16.59	—	400,254
Delivered	—	14.76	(307,731)	(307,731)
Vested awards of employees of the Company	(129,148)	15.55	129,148	—
Vested awards of the Company	(65,333)	15.41	65,333	—
Balance at December 31, 2014	480,175	16.61	184,060	664,235
Granted to employees of the Company	642,056	17.15	—	642,056
Forfeited by employees of the Company	(13,500)	17.17	—	(13,500)
Delivered	—	14.99	(33,981)	(33,981)
Vested awards of employees of the Company	(201,586)	17.02	201,586	—
Vested awards of the Company	(13,335)	17.59	13,335	—
Balance at December 31, 2015	893,810	$16.88	365,000	1,258,810
Units Expected to Vest—As of December 31, 2015, approximately 840,181 ARI RSUs were expected to vest over the next 2.7 years.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	AMTG RSUs Unvested	Weighted Average Grant Date Fair Value	AMTG RSUs Vested	Total Number of AMTG RSUs Outstanding
Balance at January 1, 2013	161,257	$20.28	12,862	174,119
Granted to employees of the Company	25,848	14.73	—	25,848
Forfeited by employees of the Company	(2,359)	18.74	—	(2,359)
Vested awards of employees of the Company	(51,259)	20.30	51,259	—
Vested awards of the Company	(6,250)	18.20	6,250	—
Balance at December 31, 2013	127,237	19.28	70,371	197,608
Granted to employees of the Company	130,124	16.01	—	130,124
Forfeited by employees of the Company	(4,855)	21.22	—	(4,855)
Delivered	—	17.56	(31,167)	(31,167)
Vested awards of employees of the Company	(57,982)	19.56	57,982	—
Vested awards of the Company	(4,688)	18.20	4,688	—
Balance at December 31, 2014	189,836	16.93	101,874	291,710
Forfeited by employees of the Company	(4,676)	15.75	—	(4,676)
Delivered	—	20.60	(138,862)	(138,862)
Vested awards of employees of the Company	(94,569)	18.02	94,569	—
Balance at December 31, 2015	90,591	$15.85	57,581	148,172
Units Expected to Vest—As of December 31, 2015, approximately 85,156 AMTG RSUs were expected to vest over the next 1.9 years.
Restricted Share Awards—Athene Holding
Athene Holding has granted restricted share awards (“AHL Awards”) to certain employees of Apollo which function similarly to options in that they are exchangeable for Class A shares of Athene Holdings upon payment of a conversion price and other conditions being met. Certain of the awards granted are subject to time-based vesting conditions that generally vest over five years and certain of the awards vest once certain metrics have been achieved, such as attainment of certain rates of return and realized cash received by certain investors in Athene Holding upon sale of their shares. The AHL Awards are not convertible into Class A shares of Athene Holding until the completion of an initial public offering of Athene Holding. During 2014, the vesting terms of some of the AHL Awards were modified such that the portion of AHL Awards related to services provided from the date of grant were deemed vested.
The AHL Awards, are accounted for as a prepaid compensation asset within other assets and deferred revenue in the consolidated statements of financial condition. From the date of grant, the deferred revenue is recognized as management fees and the prepaid compensation asset is recognized as compensation expense over the vesting period. The fair value of the awards to employees is based on the grant date fair value, which utilizes the share price of Athene Holding, less discounts for transfer restrictions. Shares granted as part of the AHL Awards were valued using a multiple-scenario model, which considers the price volatility of the underlying stock price of Athene Holding, time to expiration and the risk-free rate. The awards granted are recognized as liability awards and are remeasured each period to reflect the fair value of the prepaid compensation asset and deferred revenue. Any changes in fair value are recorded in management fees and equity-based compensation expense in the consolidated statements of operations.
For the years ended December 31, 2015 and 2014, $24.2 million and $16.7 million of equity-based compensation expense was recognized in the consolidated statements of operations, respectively, related to AHL Awards granted to employees of Athene Asset Management.
The following table summarizes activity for the AHL Awards that were granted to certain employees of the company for the years ended December 31, 2015 and 2014:

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	AHL Awards Unvested	Weighted Average Grant Date Fair Value	AHL Awards Vested	Total Number of AHL Awards Outstanding
Balance at January 1, 2014	1,717,568	$1.23	—	1,717,568
Granted to employees of the Company	850,000	9.31	—	850,000
Vested awards of the employees of the Company	(849,495)	3.69	849,495	—
Balance at December 31, 2014	1,718,073	4.00	849,495	2,567,568
Granted to employees of the Company	583,268	2.17	—	583,268
Vested awards of employees of the Company	(195,374)	6.04	195,374	—
Transfers(1)	(590,089)	2.72	—	(590,089)
Balance at December 31, 2015	1,515,878	$3.54	1,044,869	2,560,747

(1)	On January 1, 2015, certain employees of Athene Asset Management who had been granted AHL Awards became employees of Athene Holding, an unconsolidated affiliate of the Company.
There were no AHL Awards converted into Class A shares of Athene Holding during the years ended December 31, 2015 and 2014.
Units Expected to Vest—As of December 31, 2015, approximately 463,052 AHL Awards were expected to vest over the next 2.4 years and 1,052,826 AHL Awards may vest if certain metrics are achieved.
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
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the year ended December 31, 2015:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs and Share Options	$68,535	—%	$—	$68,535
AHL Awards	24,180	54.4	13,158	11,022
Other equity-based compensation awards	4,961	54.4	2,699	2,262
Total Equity-Based Compensation	$97,676		15,857	81,819
Less other equity-based compensation awards (2)			(15,857)	(13,860)
Capital Increase Related to Equity-Based Compensation			$—	$67,959

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the year ended December 31, 2014:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs and Share Options	$107,017	—%	$—	$107,017
AHL Awards	16,738	57.7	9,938	6,800
Other equity-based compensation awards	2,565	57.7	1,517	1,048
Total Equity-Based Compensation	$126,320		11,455	114,865
Less other equity-based compensation awards(2)			(11,455)	(5,994)
Capital Increase Related to Equity-Based Compensation			$—	$108,871

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the year ended December 31, 2013:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
AOG Units	$30,007	61.0%	$19,163	$10,844
RSUs and Share Options	92,185	—	—	92,185
Other equity-based compensation awards	4,035	61.0	2,494	1,541
Total Equity-Based Compensation	$126,227		21,657	104,570
Less other equity-based compensation awards(2)			(2,494)	365
Capital Increase Related to Equity-Based Compensation			$19,163	$104,935

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.

15. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED ENTITIES
The Company typically facilitates the initial payment of certain operating costs incurred by the funds that it manages as well as their affiliates. These costs are normally reimbursed by such funds and are included in due from affiliates.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Due from affiliates and due to affiliates are comprised of the following:

	As of December 31,
	2015	2014
Due from Affiliates:
Due from private equity funds	$21,532	$30,091
Due from portfolio companies	36,424	41,844
Due from credit funds(1)	124,660	174,197
Due from Contributing Partners, employees and former employees	42,491	1,721
Due from real estate funds	22,728	20,162
Total Due from Affiliates	$247,835	$268,015
Due to Affiliates:
Due to Managing Partners and Contributing Partners in connection with the tax receivable agreement	$506,162	$509,149
Due to private equity funds	16,293	1,158
Due to credit funds	57,981	5,343
Due to real estate funds	580	—
Distributions payable to employees	13,520	49,503
Total Due to Affiliates	$594,536	$565,153

(1)	As of December 31, 2014, includes unsettled monitoring fee receivable and management fee receivable from AAA and Athene as discussed in “Athene” below.
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
As a result of exchanges of AOG Units for Class A shares during the years ended December 31, 2015, 2014 and 2013, a $45.4 million, $47.9 million and $126.9 million liability was recorded, respectively (see note 11), to estimate the amount of these future expected payments to be made by APO Corp. to the Managing Partners and Contributing Partners pursuant to the tax receivable agreement.
In April 2015, 2014 and 2013, Apollo made cash payments pursuant to the tax receivable agreement resulting from the realized tax benefit for each respective tax year. Included in the payments was interest paid to the Managing Partners and Contributing Partners. The table below presents the cash payments made during April, 2015, 2014 and 2013.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Date	Cash Payment	Interest Paid to Managing Partners	Interest Paid to Contributing Partners
April, 2015	$48,420	$13,090	$555
April, 2014	32,032	8,272	469
April, 2013	30,403	7,645	333

During the years ended December 31, 2014 and 2013, the Company reduced the tax receivable agreement liability and recorded $32.2 million and $13.0 million, respectively, in other income, net in the consolidated statement of operations due to changes in estimated tax rates.
Due from Contributing Partners, Employees and Former Employees
As of December 31, 2015 and 2014, due from Contributing Partners, Employees and Former Employee balances include various amounts due to the Company including director fee receivables. In addition, as of December 31, 2015, the balance included interest-bearing employee loans receivable of $25.0 million. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.
The Company has recorded a receivable from the Contributing Partners and certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of December 31, 2015 with respect to ACLF, Fund V, ANRP I and a performance-based incentive plan of $6.9 million, $4.9 million, $1.3 million and $1.6 million, respectively, as of December 31, 2015.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, the table below presents information regarding the quarterly distributions which were made at the sole discretion of the manager of the Company during 2015, 2014 and 2013 (in millions, except per share data):

Distribution Declaration Date	Distribution per Class A Share	Distribution Payment Date	Distribution to Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 8, 2013	$1.05	February 28, 2013	$138.7	$252.0		$390.7	$25.0
April 12, 2013	—	April 12, 2013	—	55.2	(1)	55.2	—
May 6, 2013	0.57	May 30, 2013	80.8	131.8		212.6	14.3
August 8, 2013	1.32	August 30, 2013	189.7	305.2		494.9	30.8
November 7, 2013	1.01	November 29, 2013	147.7	231.2		378.9	24.1
For the year ended December 31, 2013	$3.95		$556.9	$975.4		$1,532.3	$94.2
February 7, 2014	$1.08	February 26, 2014	$160.9	$247.3		$408.2	$25.5
April 3, 2014	—	April 3, 2014	—	49.5	(1)	49.5	—
May 8, 2014	0.84	May 30, 2014	130.0	188.4		318.4	20.9
June 16, 2014	—	June 16, 2014	—	28.5	(1)	28.5	—
August 6, 2014	0.46	August 29, 2014	73.6	102.5		176.1	10.2
September 11, 2014	—	September 11, 2014	—	12.4	(1)	12.4	—
October 30, 2014	0.73	November 21, 2014	119.0	162.6		281.6	15.5
December 15, 2014	—	December 15, 2014	—	25.2	(1)	25.2	—
For the year ended December 31, 2014	$3.11		$483.5	$816.4		$1,299.9	$72.1
February 5, 2015	$0.86	February 27, 2015	$144.4	$191.3		$335.7	$15.3
April 11, 2015	—	April 11, 2015	—	22.4	(1)	22.4	—
May 7, 2015	0.33	May 29, 2015	56.8	72.8		129.6	4.9
July 29, 2015	0.42	August 31, 2015	74.8	91.2		166.0	5.1
October 28, 2015	0.35	November 30, 2015	$63.4	$75.7		$139.1	$3.1
For the year ended December 31, 2015	$1.96		$339.4	$453.4		$792.8	$28.4

(1)
On April 12, 2013, April 3, 2014, June 16, 2014, September 11, 2014, December 15, 2014, and April 11, 2015, the Company made a $0.23, $0.22, $0.13, $0.06, $0.11, and $0.10 distribution per AOG Unit, respectively, to the Non-Controlling Interest holders in the Apollo Operating Group.

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
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions, the Company will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. The Company recorded an indemnification liability of $4.6 million as of December 31, 2015. There was no indemnification liability recorded as of December 31, 2014.
Due to Private Equity Funds
Based upon a hypothetical liquidation of Fund V, APC and ANRP I as of December 31, 2015, the Company has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to these funds. As such, there was a general partner obligation to return previously distributed carried interest income with respect to Fund V, APC and ANRP I of $10.8 million, $2.1 million and $3.4 million accrued as of December 31, 2015, respectively. As of December 31, 2014, there was no general partner obligation to return previously distributed carried interest income. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement of the fund.
Due to Credit Funds
Based upon a hypothetical liquidation of certain of our credit funds, as of December 31, 2015, 2014 and 2013, the Company has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to these funds. As such, there was a general partner obligation to return previously distributed carried interest income with respect to ACLF, COF II and certain SIAs within the credit segment of $25.6 million, $0.4 million and $29.7 million accrued as of December 31, 2015, respectively. As of December 31, 2014, there was a general partner obligation to return previously distributed carried interest income with respect to ACLF and an SIA of $2.5 million and $0.9 million, respectively. As of December 31, 2013, there was a general partner obligation to return previously distributed carried interest income with respect to an SIA and APC of $19.3 million and $0.3 million, respectively. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Under a transaction advisory services agreement with Athene (the “Athene Services Agreement”), effective February 5, 2013 through December 31, 2014, Apollo earned a quarterly monitoring fee of 0.50% of Athene’s capital and surplus as of the end of the applicable quarter multiplied by 2.5, excluding the shares of Athene Holding that were newly acquired (and not in satisfaction of prior commitments to buy such shares) by AAA Investments in the contribution of certain assets by AAA to Athene in October 2012 (the “Excluded Athene Shares”). The Athene Services Agreement was amended in connection with the Athene Private Placement described below (the “Amended Athene Services Agreement”). The Amended Athene Services Agreement adjusted the calculation of Athene Holding’s capital and surplus downward by an amount equal to (x) the equity capital raised in the Athene Private Placement and (y) certain disproportionate increases to the statutory capital and surplus of Athene, as compared to the stockholders’ equity of Athene calculated on a U.S. GAAP basis, as a result of certain future acquisitions by Athene. Prior to the consummation of the Athene Private Placement, all such monitoring fees were paid pursuant to the Athene Services Derivative. In connection with the Athene Private Placement, the Athene Services Derivative was settled on April 29, 2014 by delivery to Apollo of common shares of Athene Holding, and as a result, such derivative was terminated. Following settlement of the Athene Services Derivative, future monitoring fees paid to Apollo pursuant to the Amended Athene Services Agreement, were paid on a quarterly basis in arrears by delivery to Apollo of common shares of Athene Holding. Unsettled monitoring fees pursuant to the Amended Athene Services Agreement are recorded as due from affiliates in the consolidated statements of financial condition. For the years ended December 31, 2014 and 2013, Apollo earned $226.4 million and $107.9 million, respectively related to this monitoring fee. The monitoring fee is recorded in advisory and transaction fees from affiliates, net, in the consolidated statements of operations. As of December 31, 2014, Apollo had a $58.2 million receivable recorded in due from affiliates on the consolidated statements of financial condition.
In accordance with the services agreement among AAA, AAA Investments and the other service recipients party thereto and Apollo (the “AAA Services Agreement”), Apollo receives a management fee for managing the assets of AAA Investments. In connection with each of the contribution of certain assets by AAA to Athene in October 2012, and the initial closing of the Athene Private Placement on April 4, 2014, the AAA Services Agreement was amended (the “Amended AAA Services Agreement”). Pursuant to the Amended AAA Services Agreement, the parties agreed that there will be no management fees payable by AAA Investments with respect to the Excluded Athene Shares. AAA Investments agreed to continue to pay Apollo the same management fee on its investment in Athene Holding (other than with respect to the Excluded Athene Shares), except that Apollo agreed that the obligation to pay the existing management fee terminated on December 31, 2014 (although services will continue through December 31, 2020). Prior to the consummation of the Athene Private Placement, all such management fees were accrued pursuant to the AAA Services Derivative. In connection with the Athene Private Placement, the AAA Services Derivative was settled on April 29, 2014 by delivery to Apollo of common shares of Athene Holding, and as a result, such derivative was terminated. Following settlement of the AAA Services Derivative, future management fees paid to Apollo pursuant to the Amended AAA Services Agreement were paid on a quarterly basis in arrears by delivery to Apollo of common shares of Athene Holding. Unsettled management fees pursuant to the Amended AAA Services Agreement are recorded as due from affiliates in the consolidated statements of financial condition. There were no management fees receivable as of December 31, 2015 as AAA Investments’ obligation to pay the existing management fee terminated on December 31, 2014. As of December 31, 2014, Apollo had a $3.1 million receivable recorded in due from affiliates related to this management fee on the consolidated statements of financial condition. The total management fees earned by Apollo related to the Amended AAA Services Agreement were $3.4 million, $1.9 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. These management fees are recorded in management fees from affiliates in the consolidated statements of operations.
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
Prior to the settlement of the Athene Services Derivative and the AAA Services Derivative, the change in unrealized market value of the derivatives was reflected in other income, net in the consolidated statements of operations. For the year ended December 31, 2013, there was a $10.2 million change in market value recognized related to these derivatives.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

In addition, Apollo, as general partner of AAA Investments, is generally entitled to a carried interest that allocates to it 20% of the realized returns (net of related expenses, including borrowing costs) on the investments of AAA Investments, except that Apollo will not be entitled to receive any carried interest in respect of the Excluded Athene Shares. Carried interest receivable from AAA Investments will be paid in common shares of Athene Holding (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the Exchange Act) or paid in cash if AAA sells the shares of Athene Holding. For the years ended December 31, 2015, 2014, and 2013, the Company recorded carried interest income less the related profit sharing expense of $36.1 million, $14.6 million and $27.6 million from AAA Investments, respectively, which is recorded in the consolidated statements of operations. As of December 31, 2015 and 2014, the Company had a $185.5 million and a $121.5 million carried interest receivable, respectively, related to AAA Investments. As of December 31, 2015 and 2014, the Company had a related profit sharing payable of $62.8 million and $34.9 million, respectively, recorded in profit sharing payable in the consolidated statements of financial condition.
For the years ended December 31, 2015, 2014 and 2013, Apollo earned gross revenues in the aggregate totaling $526.5 million, $546.5 million and $435.1 million, respectively, consisting of management fees, sub-advisory and monitoring fees and carried interest income from Athene after considering the related profit sharing expense and changes in the market value of the Athene Holding shares owned directly by Apollo, which is recorded in the consolidated statements of operations. These amounts exclude the deferred revenue recognized as management fees associated with the vesting of AHL Awards granted to employees of Athene Asset Management as further described in note 14.
On April 4, 2014, Athene Holding completed an initial closing of a private placement offering of common equity in which it raised $1.048 billion of primary commitments from third-party institutional and certain existing investors in Athene Holding (the “Athene Private Placement”). Shares in the Athene Private Placement were offered at a price per common share of Athene Holding of $26.00. In connection with the Athene Private Placement, Athene raised an additional $80 million of third party capital at $26.00 per share, all of which was used to buy back a portion of the shares of one of its existing investors at a price of $26.00 per share in a transaction that was consummated on April 29, 2014. As announced by AAA on June 24, 2014, a second closing of the Athene Private Placement occurred in which Athene Holding raised $170.0 million of commitments primarily from employees of Athene and its affiliates at a price per common share of Athene Holding of $26.00. The Athene Private Placement offering was concluded in the first quarter of 2015 with a final closing of $60.0 million of additional capital commitments from affiliates of Athene. The Investment Partnership did not purchase any additional common shares of Athene Holding as part of the Athene Private Placement.
The Company had an approximate 9.2% economic ownership interest in Athene Holding as of December 31, 2015, which comprises Apollo’s direct ownership of 8.0% of the economic equity of Athene Holding plus an additional 1.2% economic ownership interest, which is calculated as the sum of the Company’s approximate 2.4% economic ownership interest in AAA and the Company’s approximate 0.06% economic ownership interest in AAA Investments, multiplied by AAA Investments’ approximate 46.3% economic ownership interest in Athene, calculated without giving effect to restricted common shares issued under Athene’s management equity plan as of December 31, 2015. As disclosed in note 2, as a result of the adoption of new accounting guidance, AAA was deconsolidated as of January 1, 2015.
As of December 31, 2014, the Company, through its consolidation of AAA, had an approximate 47.7% economic ownership interest in Athene through its investment in AAA Investments, (calculated as if the commitments on the Athene Private Placement closed through December 31, 2014 were fully drawn down but without giving effect to (i) restricted common shares issued under Athene’s management equity plan, (ii) common shares to be issued under the Amended Athene Services Agreement subsequent to December 31, 2014 or (iii) the common shares to be issued under the Amended AAA Services Agreement subsequent to December 31, 2014). The Company effectively held 45% of the voting power of Athene as of December 31, 2014.
The Company had an approximate 8.1% economic ownership interest in Athene Holding as of December 31, 2014, which comprises Apollo’s direct ownership of 6.9% of the economic equity of Athene Holding plus an additional 1.2% economic ownership interest, which is calculated as the sum of the Company’s approximate 2.5% economic ownership interest in AAA and the Company’s approximate 0.06% economic ownership interest in AAA Investments, multiplied by AAA Investments’ approximate 47.7% economic ownership interest in Athene as of December 31, 2014. During 2014, the remaining ownership interest in AAA was recognized in the Company’s consolidated statements of operations as Non-Controlling Interest in consolidated entities.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

MidCap
During the year ended December 31, 2015, Apollo, through its subsidiary Apollo MidCap Holdings (Cayman), L.P., entered into a subscription agreement providing for an aggregate commitment of $50.0 million to subscribe for (i) Class A Variable Funding Subordinated Notes due 2114 (“Class A Notes”) of MidCap FinCo Limited (“MidCap”), a private limited company domiciled in Ireland focused on direct lending opportunities in the senior secured credit market across a diverse range of industries and asset classes that includes the former operations and assets of MidCap Financial Holdings, LLC, a leading specialty finance firm focused on senior secured direct origination in the healthcare sector, and (ii) ordinary shares of nominal value in MidCap’s holding company, MidCap FinCo Holdings Limited (“Ordinary Shares”). The subscription agreement has a commitment period of three years (subject to extension under certain circumstances). The commitment was fully funded as of December 31, 2015. Pursuant to an investment management agreement, Apollo, through its subsidiary Apollo Capital Management, L.P., is acting as the investment manager of MidCap’s credit business. Certain third parties have also entered into subscription agreements for direct or indirect ownership of Class A Notes and Ordinary Shares.
Additionally, during the year ended December 31, 2015, AAA Investments (Co-Invest VII), L.P. (“Co-Invest VII”) contributed all of its ownership interest in MidCap Financial Holdings, LLC to MidCap in exchange for Class A Notes pursuant to a transfer agreement dated January 21, 2015. As a result of this contribution, Apollo, through its subsidiary AAA Associates (Co-Invest VII), L.P., the general partner of Co-Invest VII, realized $29.9 million of carried interest from Co-Invest VII, which Co-Invest VII settled with a payment of Class A Notes to AAA Associates (Co-Invest VII), L.P.
Apollo has recorded a $79.3 million equity method investment in MidCap as of December 31, 2015, which is reflected in Investments in the consolidated statement of financial condition.
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at December 31, 2015. From time to time, this entity is involved in transactions with affiliates of Apollo, including portfolio companies of the funds Apollo manages, whereby AGS earns underwriting and transaction fees for its services.
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
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Interests in Consolidated Entities
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to Non-Controlling Interests consisted of the following:

	For the Year Ended December 31,
	2015	2014	2013
AAA(1)	$—	$(196,964)	$(331,504)
Interest in management companies and a co-investment vehicle(2)	(10,543)	(13,186)	(18,872)
Other consolidated entities	(10,821)	(17,590)	43,357
Net (income) loss attributable to Non-Controlling Interests in consolidated entities	(21,364)	(227,740)	(307,019)
Net (income) loss attributable to Appropriated Partners’ Capital(3)	—	70,729	(149,934)
Net (income) loss attributable to Non-Controlling Interests in the Apollo Operating Group	(194,634)	(404,682)	(1,257,650)
Net Income attributable to Non-Controlling Interests	$(215,998)	$(561,693)	$(1,714,603)
Net income (loss) attributable to Appropriated Partners’ Capital(4)	—	(70,729)	149,934
Other comprehensive (income) loss attributable to Non-Controlling Interests	7,020	591	(41)
Comprehensive Income Attributable to Non-Controlling Interests	$(208,978)	$(631,831)	$(1,564,710)

(1)
Reflects the Non-Controlling Interests in the net (income) loss of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA as of December 31, 2014 and 2013, which was approximately 97.5% and 97.4%, respectively. As of December 31, 2014 and 2013, Apollo owned approximately 2.5% and 2.6% of AAA, respectively. AAA was deconsolidated effective January 1, 2015 as a result of the Company’s adoption of new accounting guidance, as described in note 2.

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

16. COMMITMENTS AND CONTINGENCIES
Investment Commitments—As a limited partner, general partner and manager of the Apollo funds, Apollo has unfunded capital commitments as of December 31, 2015 and 2014 of $566.3 million and $646.6 million, respectively.
Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made by AAA to Apollo’s affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments. In addition, on April 30, 2015, Apollo entered into a revolving credit agreement with AAA Investments (“AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR plus 1.5%. The Company receives an annual commitment fee of 0.125%  on the unused portion of the loan. As of December 31, 2015 no advance on the AAA Investments Credit Agreement has been made by the Company.
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of December 31, 2015, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.
Litigation and Contingencies—Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and lawsuits, reviews, investigations or proceedings by governmental and self regulatory agencies regarding its business.

In March 2012, plaintiffs filed two putative class actions, captioned Kelm v. Chase Bank (No. 12-cv-332) and Miller v. 1-800-Flowers.com, Inc. (No. 12-cv-396), in the District of Connecticut on behalf of a class of consumers alleging online fraud. The defendants included, among others, Trilegiant Corporation, Inc. (“Trilegiant”), its parent company, Affinion Group, LLC

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(“Affinion”), and Apollo Global Management, LLC (“AGM”), which is affiliated with funds that are the beneficial owners of 68% of Affinion’s common stock. In both cases, plaintiffs allege that Trilegiant, aided by its business partners, who include e-merchants and credit card companies, developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that AGM is a proper defendant because of its indirect stock ownership and ability to appoint the majority of Affinion’s board. The complaints assert claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seek, among other things, restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. The allegations in Kelm and Miller are substantially similar to those in Schnabel v. Trilegiant Corp. (No. 3:10-cv-957), a putative class action filed in the District of Connecticut in 2010 that names only Trilegiant and Affinion as defendants. The court has consolidated the Kelm, Miller, and Schnabel cases under the caption In re: Trilegiant Corporation, Inc. and ordered that they proceed on the same schedule. On June 18, 2012, the court appointed lead plaintiffs’ counsel, and on September 7, 2012, plaintiffs filed their consolidated amended complaint (“CAC”), which alleges the same causes of action against AGM as did the complaints in the Kelm and Miller cases. Defendants filed motions to dismiss on December 7, 2012, plaintiffs filed opposition papers on February 7, 2013, and defendants filed replies on April 5, 2013. On December 5, 2012, plaintiffs filed another putative class action, captioned Frank v. Trilegiant Corp. (No. 12- cv-1721), in the District of Connecticut, naming the same defendants and containing allegations substantially similar to those in the CAC. On January 23, 2013, plaintiffs moved to transfer and consolidate Frank into In re: Trilegiant. On July 24, 2013 the Frank court transferred the case to Judge Bryant, who is presiding over In re: Trilegiant, and on March 28, 2014, Judge Bryant granted the motion to consolidate. On September 25, 2013, the court held oral argument on defendants’ motions to dismiss. On March 28, 2014, the court granted in part and denied in part motions to dismiss filed by Affinion and Trilegiant on behalf of all defendants, and also granted separate motions to dismiss filed by certain defendants, including AGM. On that same day, the court directed the clerk to terminate AGM as a defendant in the consolidated action. The case is proceeding against several defendants, and so plaintiffs’ time to file their notice of appeal as to the dismissed defendants has not begun running.

Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. California Public Employees’ Retirement System (“CalPERS”), one of Apollo’s Strategic Investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The report of the CalPERS’ Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (“Arvco”) (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’s purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Likewise, on April 23, 2012, the SEC filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. On March 14, 2013, the United States Department of Justice unsealed an indictment against Messrs. Villalobos and Buenrostro alleging, among other crimes, fraud in connection with those same activities; again, Apollo is not accused of any wrongdoing and in fact is alleged to have been defrauded by the defendants. The criminal action was set for trial in a San Francisco federal court in July 2014, but was put on hold after Mr. Buenrostro pleaded guilty on July 11, 2014. As part of Mr. Buenrostro’s plea agreement, he admitted to taking cash and other bribes from Mr. Villalobos in exchange for several improprieties, including attempting to influence CalPERS’ investing decisions and improperly preparing disclosure letters to satisfy Apollo’s requirements. There is no suggestion that Apollo was aware that Mr. Buenrostro had signed the letters with a corrupt motive. The government has indicated that they will file new charges against Mr. Villalobos incorporating Mr. Buenrostro’s admissions. On August 7, 2014, the government filed a superseding indictment against Mr. Villalobos asserting additional charges. Trial had been scheduled for February 23, 2015, but Mr. Villalobos passed away on January 13, 2015. Additionally, on April 15, 2013, Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) brought a civil action in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) against Apollo. The action is related to the ongoing bankruptcy proceedings of the Arvco Debtors. This action alleges that Arvco served as a placement agent for Apollo in connection with several funds associated with Apollo, and seeks to recover purported fees the Arvco Debtors claim Apollo has not paid them for a portion of Arvco’s placement agent services. In addition, the Arvco Debtors allege that Apollo has interfered with the Arvco Debtors’ commercial relationships with third parties, purportedly causing the Arvco Debtors to lose business and to incur fees and expenses in the defense of various investigations and litigations. The Arvco Debtors also seek

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

compensation from Apollo for these alleged lost profits and fees and expenses. The Arvco Debtors’ complaint asserts various theories of recovery under the Bankruptcy Code and common law. Apollo denies the merit of all of the Arvco Debtors’ claims and will vigorously contest them. The Bankruptcy Court had stayed this action pending the result in the criminal case against Mr. Villalobos but lifted the stay on May 1, 2015; in light of Mr. Villalobos’s death, the criminal case was dismissed. For these reasons, no estimate of possible loss, if any, can be made at this time.

On June 18, 2014, BOKF N.A. (the “First Lien Trustee”), the successor indenture trustee under the indenture governing the First Lien Notes issued by Momentive Performance Materials, Inc. (“Momentive”), commenced a lawsuit in the Supreme Court for the State of New York, New York County against AGM and members of an ad hoc group of Second Lien Noteholders (including, but not limited to, Euro VI (BC) S.a.r.l.). The First Lien Trustee amended its complaint on July 2, 2014 (the “First Lien Intercreditor Action”). In the First Lien Intercreditor Action, the First Lien Trustee seeks, among other things, a declaration that the defendants violated an intercreditor agreement entered into between holders of the First Lien Notes and holders of the second lien notes. On July 16, 2014, the successor indenture trustee under the indenture governing the 1.5 Lien Notes (the “1.5 Lien Trustee,” and, together with the First Lien Trustee, the “Indenture Trustees”) filed an action in the Supreme Court of the State of New York, New York County that is substantially similar to the First Lien Intercreditor Action (the “1.5 Lien Intercreditor Action,” and, together with the First Lien Intercreditor Action, the “Intercreditor Actions”). AGM subsequently removed the Intercreditor Actions to federal district court, and the Intercreditor Actions were automatically referred to the Bankruptcy Court adjudicating the Momentive chapter 11 bankruptcy cases. The Indenture Trustees then filed motions with the Bankruptcy Court to remand the Intercreditor Actions back to the state court (the “Remand Motions”). On September 9, 2014, the Bankruptcy Court denied the Remand Motions. On August 15, 2014, the defendants in the Intercreditor Actions (including AGM) filed a motion to dismiss the 1.5 Lien Intercreditor Action and a motion for judgment on the pleadings in the First Lien Intercreditor Action (the “Dismissal Motions”). On September 30, 2014, the Bankruptcy Court granted the Dismissal Motions. In its order granting the Dismissal Motions, the Bankruptcy Court gave the Indenture Trustees until mid-November 2014 to move to amend some, but not all, of the claims alleged in their respective complaints. On November 14, 2014, the Indenture Trustees moved to amend their respective complaints pursuant to the Bankruptcy Court’s order (the “Motions to Amend”). On January 9, 2015, the defendants filed their oppositions to the Motions to Amend. On January 16, 2015, the Bankruptcy Court denied the Motions to Amend (the “Dismissal Order”), but gave the Indenture Trustees until March 2, 2015 to seek to amend their respective complaints.  On March 2, 2015, the First Lien Trustee filed a motion seeking to amend its complaint.  On April 10, 2015, the defendants, including AGM and Euro VI (BC) S.a.r.l., filed an opposition to the First Lien Trustee’s motion to amend. Instead of moving again to amend its complaint, the 1.5 Lien Trustee chose to appeal the Dismissal Order (the “1.5 Lien Appeal”).  On March 30, 2015, the 1.5 Lien Trustee filed its Statement of Issues and Designation of Record on Appeal.  On March 31, 2015, because the legal issues presented in the 1.5 Lien Appeal are substantially similar to those presented in the First Lien Intercreditor Action, the parties in the 1.5 Lien Appeal submitted a joint stipulation and proposed order to the District Court staying the briefing schedule on the 1.5 Lien Appeal pending the outcome of the First Lien Trustee’s most recent motion to amend.  On April 13, 2015, the Defendants filed their Counter-Designation of the Record on Appeal in the 1.5 Lien Appeal. On May 8, 2015, the Bankruptcy Court denied the motion to amend filed on March 2, 2015 by the First Lien Trustee. On May 27, 2015, the First Lien Trustee filed a notice of appeal from the orders of the Bankruptcy Court dismissing the First Lien Intercreditor Action and denying the First Lien Trustee’s motions to amend (the “First Lien Appeal”). On June 2, 2015, the First Lien Trustee filed its Statement of Issues and Designation of Record on Appeal. On June 24, 2015, the defendants filed their Counter-Designation of the Record on Appeal in the First Lien Appeal. On July 31, 2015, the 1.5 Lien Trustee sent a letter to the federal district court hearing the 1.5 Lien Appeal asking the court to consolidate the 1.5 Lien Appeal with the First Lien Appeal which had been assigned to a different judge (the “Consolidation Request”). On August 4, 2015, the First Lien Trustee asked the federal district court hearing the First Lien Appeal to stay all further proceedings in the First Lien Appeal until the court hearing the 1.5 Lien Appeal decided whether to consolidate the First Lien Appeal with the 1.5 Lien Appeal. On August 5, 2015, the court granted the First Lien Trustee’s request to stay the First Lien Appeal pending the other court’s decision on whether to consolidate the First Lien Appeal with the 1.5 Lien Appeal. As a result of the Consolidation Request, the 1.5 Lien Trustee has taken the position that the 1.5 Lien Appeal has also been stayed, and therefore no briefs have been filed in either the First Lien Appeal or the 1.5 Lien Appeal. On November 16, 2015, the 1.5 Lien Trustee filed its motion in support of the Consolidation Request. On December 16, 2015, the defendants filed a statement of No Objection to the Consolidation Request. Apollo is unable at this time to assess a potential risk of loss. In addition, Apollo does not believe that AGM is a proper defendant in these actions.

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

•
In re: Caesars Entertainment Operating Company, Inc. bankruptcy proceedings, No. 15-10047 (Del. Bankr.) (the “Delaware Bankruptcy Action”) and No. 15-01145 (N.D. Ill. Bankr.) (the “Illinois Bankruptcy Action”). On January 12, 2015, three holders of CEOC second lien notes filed an involuntary bankruptcy petition against CEOC in the United States Bankruptcy Court for the District of Delaware. On January 15, 2015, CEOC and certain of its affiliates (collectively the “Debtors”) filed for Chapter 11 bankruptcy in the Northern District of Illinois. On February 2, 2015, the court in the Delaware Bankruptcy Action ordered that all bankruptcy proceedings relating to the Debtors should take place in the Illinois Bankruptcy Action. On March 11, 2015, the Debtors filed an adversary complaint in the Illinois Bankruptcy Action to stay, pending resolution of the bankruptcy, the Trustee, Meehancombs, Danner, and BOKF Actions described below. On June 3-4, 2015, the court held an evidentiary hearing on the Debtors’ stay request. On July 22, 2015, the court denied the Debtors’ stay request (the “Stay Denial”). On October 8, 2015, the United States District Court for the Northern District of Illinois (No. 15-06504 (N.D. Ill.)) affirmed the Stay Denial, and the Debtors filed an appeal to the United States Court of Appeals for the Seventh Circuit (No. 15-3259 (7th Cir.)). On December 23, 2015, the Seventh Circuit vacated the lower court opinions denying the injunction and remanded the dispute to the Bankruptcy Court for further proceedings. On January 11, 2016, the CEOC noteholders submitted a petition for rehearing before the Seventh Circuit en banc. The Seventh Circuit denied the petition, and on February 26, 2016, the Bankruptcy Court granted the stay request as to the BOKF Action until the sooner of 60 days after the Examiner releases his report or May 9, 2016. The Bankruptcy Court continued consideration of the stay request as to the other proceedings, and scheduled a stauts hearing for May 4, 2016. Separately, the Bankruptcy Court held an evidentiary hearing to determine whether the Debtors’ petition date was January 12, 2015 or January 15, 2015. The Bankruptcy Court has indicated that it will decide that issue on March 16, 2016. Certain of the Debtors’ creditors have indicated in filings with the Illinois bankruptcy court that an investigation into certain acts and transactions that predated the Debtors’ bankruptcy filing could lead to claims against a number of parties, including Apollo. To date, no such claims have been brought against Apollo.

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

•
Meehancombs Global Credit Opportunities Master Fund, L.P., et al. v. Caesars Entertainment Corp., et al., No. 14-cv-7091 (S.D.N.Y.) (the “Meehancombs Action”).  On September 3, 2014, institutional investors allegedly holding approximately $137 million in CEOC unsecured senior notes sued CEOC and Caesars Entertainment for breach of contract and the implied covenant of good faith, Trust Indenture Act (“TIA”) violations and a declaratory judgment challenging the August 2014 private financing transaction in which a portion of outstanding senior unsecured notes were purchased by Caesars Entertainment, and a majority of the noteholders agreed to amend the indenture to terminate Caesars Entertainment’s guarantee of the notes and modify certain restrictions on CEOC’s ability to sell assets. Caesars Entertainment and CEOC filed a motion to dismiss on November 12, 2014. On January 15, 2015, the court granted the motion with respect to a TIA claim by Meehancombs but otherwise denied the motion. On January 30, 2015, plaintiffs filed an amended complaint seeking relief against Caesars Entertainment only, and Caesars Entertainment answered on February 12, 2015. On October 2, 2014, a related putative class action complaint was filed on behalf of the holders of these notes captioned Danner v. Caesars Entertainment Corp., et al., No. 14-cv-7973 (S.D.N.Y.) (the “Danner Action”), against Caesars Entertainment alleging claims similar to those in the Meehancombs Action. On February 19, 2015, plaintiffs filed an amended complaint, and Caesars Entertainment answered the amended complaint on February 25, 2015. In March 2015, each of Meehancombs and Danner served subpoenas for documents on Apollo. Apollo produced responsive, non-privileged documents in response to those subpoenas. In July 2015, Meehancombs and Danner served subpoenas for depositions on Apollo and those depositions were completed on September 22, 2015. On October 23, 2015, Meehancombs and Danner filed motions for partial summary judgment, related to TIA and breach of contract claims. On December 29, 2015, the court denied the motions for partial summary judgment. The parties are currently engaged in expert discovery. Trial in the Meehancombs and Danner Actions is scheduled to begin May 9, 2016.

•
UMB Bank v. Caesars Entertainment Corporation, et al., No. 10393 (Del. Ch.) (the “UMB Action”). On November 25, 2014, UMB Bank, as trustee for certain CEOC notes, sued Caesars Entertainment, CEOC, other Caesars Entertainment-affiliated entities, and certain of Caesars Entertainment’s directors, including Marc Rowan, Eric Press, David Sambur (each an Apollo Partner) and Jeffrey Benjamin (an Apollo consultant), in Delaware Chancery Court. The lawsuit alleges claims for actual and constructive fraudulent conveyance and transfer, insider preferences, illegal dividends, breach of contract, intentional interference with contractual relations, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment. The UMB Action seeks appointment of a receiver for CEOC, a constructive trust, and other relief. The UMB Action has been assigned to the same judge overseeing the Trustee Action. Upon filing the complaint, UMB Bank moved to expedite its claim, seeking a receiver, on which the court held oral argument on December 17, 2014. On January 15, 2015, the court entered a stipulated order staying the UMB Action as to all parties due to CEOC’s bankruptcy filing.

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

•
BOKF, N.A. v. Caesars Entertainment Corporation, No. 15-156 (S.D.N.Y) (the “BOKF Action”). On March 3, 2015, BOKF, N.A., as trustee for certain CEOC notes, sued Caesars Entertainment in the Southern District of New York. The lawsuit alleges claims for breach of contract, intentional interference with contractual relations and a declaratory judgment, and seeks to enforce Caesars Entertainment’s guarantee of certain CEOC notes. The BOKF Action has been assigned to the same judge as the Meehancombs and Danner Actions. On March 25, 2015, Caesars Entertainment filed an answer to the complaint. On May 19, 2015, BOKF sent the court a letter requesting permission to file a partial summary judgment motion on Counts II and V of its complaint, related to the validity and enforceability of Caesars Entertainment’s guarantee of certain notes issued by CEOC and alleged violations of the Trust Indenture Act, 15 U.S.C. §§ 76aaa, et seq. The Meehancombs and Danner plaintiffs did not join BOKF’s request to file for partial summary judgment. On May 28, 2015, the court granted BOKF permission to move for partial summary judgment. On June 15, 2015, another related complaint captioned UMB Bank, N.A. v. Caesars Entertainment Corp., et al., No. 15-cv-4634 (S.D.N.Y.) (the “UMB SDNY Action”) was filed by UMB Bank, N.A., solely in its capacity as Indenture Trustee of certain first lien notes (“UMB”), against Caesars Entertainment alleging claims similar to those alleged in the BOKF, Meehancombs and Danner Actions. On June 16, 2015, UMB sent a letter to the court requesting permission to file a partial summary judgment motion on the same schedule with BOKF. On June 26, 2015, BOKF and UMB filed partial summary judgment motions (the “Partial Summary Judgment Motions”). On July 24, 2015, Caesars Entertainment filed its opposition to the Partial Summary Judgment Motions, and on August 7, 2015, BOKF and UMB filed reply briefs in further support of the Partial Summary Judgment Motions. On August 27, 2015, the Court denied the Partial Summary Judgment Motions and certified its opinion for an interlocutory appeal to the United States Court of Appeals for the Second Circuit. On December 22, 2015, the Second Circuit declined to hear the interlocutory appeal. Separately, on November 20, 2015, BOKF and UMB filed a second set of motions for partial summary judgment, on the issue of the disputed contract interpretation related to indenture release provisions. On January 5, 2016 the District Court denied these motions. At a hearing on February 22, 2015, the Court bifurcated the trial in the BOKF and UMB Actions and scheduled the trial on the breach of contract and TIA claims to begin on March 14, 2016. The Court ordered a separate trial on the claims for breach of the covenant of good faith and fair dealing and tortious interference with contract to begin at a later date to be determined. On February 24, 2016, Caesars Entertainment filed a motion for partial summary judgment to dispose of the claims for (1) breach of the implied covenant of good faith and fair dealing brought by BOKF and UMB, and (2) intentional interference with contractual relations brought by BOKF. The plaintiffs’ responses are due on March 23, 2016, and Caesars Entertainment’s reply is due on April 1, 2016. Separately, on October 20, 2015, another related complaint captioned Wilmington Trust, National Association v. Caesars Entertainment Corp., No. 15-cv-08280 (S.D.N.Y.) (the “Wilmington Trust Action”) was filed by Wilmington Trust, N.A., solely in its capacity as Indenture Trustee for the 10.75% Notes due 2016 (“Wilmington Trust”), against Caesars Entertainment alleging claims similar to those alleged in the BOKF, UMB, Meehancombs, and Danner Actions. The Wilmington Trust Action has been referred to the same judge as the other Southern District of New York litigations.

•
Apollo believes that the claims in the Trustee Action, the UMB Action, the Meehancombs Action, the Danner Action, the Koskie Action, the BOKF Action, the UMB SDNY Action, and the Wilmington Trust Action are without merit. For this reason, and because of pending bankruptcy proceedings involving CEOC, no reasonable estimate of possible loss, if any, can be made at this time.

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

On June 10, 2014, Magnetar Global Event Driven Fund Ltd., Spectrum Opportunities Master Fund, Ltd., Magnetar Capital Master Fund, Ltd., and Blackwell Partners LLC, as the purported beneficial owners of shares held as of record by the nominal petitioner Cede & Co., (the “Appraisal Petitioners”), filed an action for statutory appraisal under Kansas state law against CEC in the U.S. District Court for the District of Kansas, captioned Magnetar Global Event Driven Master Fund Ltd, et al. v. CEC Entertainment, Inc., 2:14-cv-02279-RDR-KGS. The Appraisal Petitioners seek appraisal of 750,000 shares of common stock. CEC has answered the complaint and filed a verified list of stockholders, as required under Kansas law. On September 3, 2014, the court entered a scheduling order that contemplated that discovery would commence in the fall of 2014 and would be substantially completed by May 2015. On January 13, 2015, the court entered a revised scheduling order that contemplated that fact discovery would be completed by March 13, 2015, expert discovery would be completed by June 15, 2015. On June 25, 2015, the court entered an order requiring the Appraisal Petitioners to produce additional documents to CEC. On June 29, 2015, the court held a pretrial conference. Following this conference, on June 30, 2015, the court entered a pretrial order. On December 11, 2015, the court scheduled a trial to begin on February 16, 2016. After executing a settlement agreement to resolve the Appraisal Petitioners’ claims, on February 4, 2016, the court entered an order dismissing the action with prejudice.

On June 12, 2015, a putative class action was commenced in the United States District Court for the Northern District of California by Rachel Silva and Don Hudson, on behalf of themselves and all others similarly situated, against Aviva plc; Athene Annuity and Life Company f/k/a Aviva Life and Annuity Company (“Aviva”); Athene USA Corporation f/k/a Aviva USA Corporation; Athene Holding; Athene Life Re Ltd.; Athene Asset Management; and AGM. The complaint in this action alleges violations of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. Sections 1962(c) and (d). The plaintiffs allege that commencing in 2007 and continuing thereafter, Aviva and its then management engaged in a scheme to, among other things, falsely represent the financial strength of and hide the true financial condition of Aviva by, among other things, allegedly ceding risky liabilities to Aviva’s undercapitalized subsidiaries and affiliates, misvaluing assets, and failing to make required disclosures to purchasers of policies, and that after Athene Holding purchased all of the outstanding stock of Aviva’s parent effective October 2, 2013 the scheme was unwound and rewound so as to continue, and that as a result thereof some of the purchasers of annuity products issued by Aviva were charged an excessive price and were damaged as a result thereof. All defendants (except Aviva plc) have (a) moved to transfer this action to the United States District Court for the Southern District of Iowa and (b) moved to dismiss

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

this action. Aviva plc separately moved to dismiss the action for lack of jurisdiction over it. All of these motions were heard by the Court on December 15, 2015, and the Court reserved decisions. In connection with these motions, the plaintiffs served discovery requests limited to the motion to transfer and Aviva plc’s motion to dismiss for lack of jurisdiction. If the action is not dismissed, Athene Asset Management and AGM (and the other defendants) will deny the material allegations of the complaint and will vigorously defend themselves against these claims. Although neither Athene Asset Management nor AGM can predict the ultimate outcome of this action, each believes that it is without merit, and because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.

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

On January 26, 2016, Verso Corporation and its subsidiaries (“Verso”), a portfolio company of certain of our private equity funds, filed for bankruptcy protection under Chapter 11 in the United States Bankruptcy Court for the District of Delaware.  In connection with the bankruptcy filing, Verso entered into a debtor-in-possession financing package totaling $775 million.

As has been reported in the press, the SEC has focused recently on the disclosure to limited partners of the acceleration of certain special fees. The Company provided information about this topic to the staff of the SEC in connection with the SEC’s periodic examination of the Company in 2013. The Company recently received an informal request for additional information from the staff of the SEC on this topic and certain ancillary issues. The Company is fully and voluntarily cooperating with the informal requests and is in discussions with the SEC regarding a potential resolution of these matters. As of December 31, 2015, the Company accrued a $45.0 million legal reserve in connection with these matters.

The Company received an informal request for information from the staff of the SEC concerning the use of designated lender counsel with respect to financing buyout transactions, an issue recently covered in the press. The Company is fully cooperating with the SEC’s request for information.

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

As of December 31, 2015, the approximate aggregate minimum future payments required for operating leases were as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
Aggregate minimum future payments	$37,812	$35,871	$31,207	$30,641	$14,159	$10,817	$160,507
Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $41.9 million, $42.5 million and $42.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Other Long-term Obligations—These obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of December 31, 2015, fixed and determinable payments due in connection with these obligations were as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
Other long-term obligations	$10,594	$5,282	$4,908	$2,329	$—	$—	$23,113

Contingent Obligations—Carried interest income with respect to private equity funds and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through December 31, 2015 and that would be reversed approximates $2.4 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company, as general partner, has received more carried interest income than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund or as otherwise set forth in the respective limited partnership agreement of the fund. See note 15 to our consolidated financial statements for further detail regarding the general partner obligation.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of December 31, 2015, there were no underwriting commitments outstanding related to such offerings.
Contingent Consideration
In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing payable in the consolidated statements of financial condition. The fair value of the remaining contingent obligation was $70.9 million and $84.5 million as of December 31, 2015 and 2014, respectively.
In connection with the Gulf Stream acquisition, the Company agreed to make payments to the former owners of Gulf Stream under a contingent consideration obligation which required the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest income. The contingent liability had a fair value of $8.7 million and

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

$11.6 million as of December 31, 2015 and 2014, respectively, which was recorded in profit sharing payable in the consolidated statements of financial condition.
The contingent consideration obligations will be remeasured to fair value at each reporting period until the obligations are satisfied. The changes in the fair value of the contingent consideration obligations is reflected in profit sharing expense in the consolidated statements of operations.
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
The Company is subject to a concentration risk related to the investors in its funds. As of December 31, 2015, there were more than 1,000 investors in Apollo’s active private equity, credit and real estate funds, and no individual investor accounted for more than 10% of the total committed capital to Apollo’s active funds.
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
Apollo is exposed to economic risk concentrations insofar as Apollo is dependent on the ability of the funds that it manages to compensate it for the services it provides to these funds. Further, the carried interest income component of this compensation is based on the ability of such funds to generate returns above certain specified thresholds.
Additionally, Apollo is exposed to interest rate risk. Apollo has debt obligations that have variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. At December 31, 2015 and 2014, $530.7 million and $534.1 million of Apollo’s debt balance (excluding debt of the consolidated VIEs) had a variable interest rate, respectively.

18. SEGMENT REPORTING
Apollo conducts its business primarily in the United States and substantially all of its revenues are generated domestically. Apollo’s business is conducted through three reportable segments namely private equity, credit and real estate.
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
During the first quarter of 2015 the definition of Economic Income (“EI”) was changed to exclude transaction-related charges related to contingent consideration associated with acquisitions, which only impacted the credit segment. The impact of this change on EI has been made to prior period financial data to conform to the current period presentation and resulted in the following impact to the Company’s credit segment for the years ended December 31, 2014 and 2013:

	Impact of Revised Definition on Economic Income (Loss)
	Total EI as Previously Reported	Impact of Revised Definition	Total EI After Revised Definition
For the Year Ended December 31, 2014	$755,546	$(495)	$755,051
For the Year Ended December 31, 2013	2,127,651	61,449	2,189,100
These changes have been made to prior period financial data to conform to the current period presentation.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents financial data for Apollo’s reportable segments as of and for the years ended December 31, 2015, 2014 and 2013:

	As of and for the Year Ended December 31, 2015
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$(7,485)	$17,246	$4,425	$14,186
Management fees from affiliates	295,836	565,241	50,816	911,893
Carried interest income from affiliates:
Unrealized gains (losses)(1)	(314,161)	(80,534)	7,154	(387,541)
Realized gains	339,822	139,152	5,857	484,831
Total Revenues	314,012	641,105	68,252	1,023,369
Expenses:
Compensation and benefits:
Salary, bonus and benefits	104,367	213,479	38,076	355,922
Equity-based compensation	31,324	26,683	4,177	62,184
Profit sharing expense	46,572	34,384	5,075	86,031
Total compensation and benefits	182,263	274,546	47,328	504,137
Other expenses	80,109	127,767	22,869	230,745
Total Expenses	262,372	402,313	70,197	734,882
Other Income:
Net interest expense	(9,878)	(13,740)	(2,915)	(26,533)
Net gains from investment activities	6,933	114,199	—	121,132
Income (loss) from equity method investments	19,125	(6,025)	2,978	16,078
Other income, net	3,148	3,574	1,455	8,177
Total Other Income	19,328	98,008	1,518	118,854
Non-Controlling Interests	—	(11,684)	—	(11,684)
Economic Income (Loss)	$70,968	$325,116	$(427)	$395,657
Total Assets	$1,255,340	$2,143,813	$192,469	$3,591,622

(1)
Included in unrealized carried interest losses from affiliates for the year ended December 31, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 15 for further detail regarding the general partner obligation.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of and for the Year Ended December 31, 2014
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$58,241	$255,186	$2,655	$316,082
Management fees from affiliates	315,069	538,742	47,213	901,024
Carried interest income from affiliates:
Unrealized gains (losses)(1)	(1,196,093)	(156,644)	4,951	(1,347,786)
Realized gains	1,428,076	322,233	3,998	1,754,307
Total Revenues	605,293	959,517	58,817	1,623,627
Expenses:
Compensation and benefits:
Salary, bonus and benefits	96,689	210,546	32,611	339,846
Equity-based compensation	49,526	47,120	8,849	105,495
Profit sharing expense	178,373	83,788	2,747	264,908
Total compensation and benefits	324,588	341,454	44,207	710,249
Other expenses	70,286	151,252	21,669	243,207
Total Expenses	394,874	492,706	65,876	953,456
Other Income:
Net interest expense	(7,883)	(9,274)	(1,941)	(19,098)
Net gains from investment activities	—	9,062	—	9,062
Income from equity method investments	30,418	18,812	5,675	54,905
Other income, net	14,027	35,263	3,409	52,699
Total Other Income	36,562	53,863	7,143	97,568
Non-Controlling Interests	—	(12,688)	—	(12,688)
Economic Income	$246,981	$507,986	$84	$755,051
Total Assets	$1,833,254	$2,136,173	$202,395	$4,171,822

(1)
Included in unrealized carried interest losses from affiliates for the year ended December 31, 2014 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 15 for further detail regarding the general partner obligation.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Year Ended December 31, 2013
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$78,371	$114,643	$3,548	$196,562
Management fees from affiliates	284,833	392,433	53,436	730,702
Carried interest income from affiliates:
Unrealized gains (losses)(1)	454,722	(56,568)	4,681	402,835
Realized gains	2,062,525	430,260	541	2,493,326
Total Revenues	2,880,451	880,768	62,206	3,823,425
Expenses:
Compensation and benefits:
Salary, bonus and benefits	109,761	153,056	31,936	294,753
Equity-based compensation	31,967	24,167	10,207	66,341
Profit sharing expense	1,030,404	81,279	123	1,111,806
Total compensation and benefits	1,172,132	258,502	42,266	1,472,900
Other expenses	100,896	147,525	24,528	272,949
Total Expenses	1,273,028	406,027	66,794	1,745,849
Other Income:
Net interest expense	(10,701)	(9,686)	(2,804)	(23,191)
Net loss from investment activities	—	(12,593)	—	(12,593)
Income from equity method investments	78,811	30,678	3,722	113,211
Other income, net	13,774	32,193	2,115	48,082
Total Other Income	81,884	40,592	3,033	125,509
Non-Controlling Interests	—	(13,985)	—	(13,985)
Economic Income (Loss)	$1,689,307	$501,348	$(1,555)	$2,189,100

(1)
Included in unrealized carried interest losses from affiliates for the year ended December 31, 2013 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 15 for further detail regarding the general partner obligation.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables reconcile the total reportable segments to Apollo’s income before income tax provision and total assets as of and for the years ended December 31, 2015, 2014 and 2013:

	As of and for the Year Ended December 31, 2015
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$1,023,369		$18,301	(1)	$1,041,670
Expenses	734,882		96,093	(2)	830,975
Other income	118,854		47,679	(3)	166,533
Non-Controlling Interests	(11,684)		11,684		—
Economic Income / Income before income tax provision	$395,657	(4)	$(18,429)		$377,228
Total Assets	$3,591,622		$968,186	(5)	$4,559,808

	As of and for the Year Ended December 31, 2014
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$1,623,627		$(63,544)	(1)	$1,560,083
Expenses	953,456		90,107	(2)	1,043,563
Other income	97,568		263,079	(3)	360,647
Non-Controlling Interests	(12,688)		12,688		—
Economic Income / Income before income tax provision	$755,051	(4)	$122,116		$877,167
Total Assets	$4,171,822		$19,000,966	(5)	$23,172,788

	For the Year Ended December 31, 2013
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$3,823,425		$(89,854)	(1)	$3,733,571
Expenses	1,745,849		195,866	(2)	1,941,715
Other income	125,509		564,198	(3)	689,707
Non-Controlling Interests	(13,985)		13,985		—
Economic Income / Income before income tax provision	$2,189,100	(4)	$292,463		$2,481,563

(1)
Represents advisory fees, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated affiliates to employees of the Company.

(2)
Represents the addition of expenses of consolidated funds and VIEs and transaction-related charges. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions.

(3)	Results from the following:

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Year Ended December 31,
	2015	2014	2013
Net gains from investment activities	$591	$204,181	$342,828
Net gains from investment activities of consolidated variable interest entities	19,050	22,564	199,742
Loss from equity method investments	(1,223)	(1,048)	(5,861)
Other income, net	29,261	37,382	27,489
Total consolidation adjustments	$47,679	$263,079	$564,198

(4)	The reconciliation of Economic Income to income before income tax provision reported in the consolidated statements of operations consists of the following:

	For the Year Ended December 31,
	2015	2014	2013
Economic Income	395,657	755,051	2,189,100
Adjustments:
Net income attributable to Non-Controlling Interests in consolidated entities and appropriated partners’ capital	21,364	157,011	456,953
Transaction-related charges(6)	(39,793)	(34,895)	(164,490)
Total consolidation adjustments and other	$(18,429)	$122,116	$292,463
Income before income tax provision	$377,228	$877,167	$2,481,563

(5)
Represents the addition of assets of consolidated funds and VIEs. Upon adoption of new accounting guidance (see note 2), debt issuance costs previously recorded in other assets in the consolidated statements of financial condition were reclassified as a direct deduction of the carrying amount of the related debt arrangement.

(6)
Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. Equity-based compensation adjustment includes non-cash revenues and expenses related to equity awards granted by unconsolidated affiliates to employees of the Company.

19. SUBSEQUENT EVENTS
On January 14, 2016, the Company issued 529,395 Class A shares in settlement of vested RSUs. This issuance caused the Company’s ownership interest in the Apollo Operating Group to increase from 45.6% to 45.7%.
On February 3, 2016, the Company declared a cash distribution of $0.28 per Class A share, which will be paid on February 29, 2016 to holders of record on February 19, 2016.
In February 2016, Apollo adopted a plan to repurchase up to $250 million in the aggregate of its Class A shares, including up to $150 million in the aggregate of its outstanding Class A shares through a share repurchase program and up to $100 million through a reduction of Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the Company’s equity incentive plan.  Under the share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors.
On February 5, 2016, the Company issued 2,745,799 Class A shares in settlement of vested RSUs.  This issuance caused the Company’s ownership interest in the Apollo Operating Group to increase from 45.7% to 46.0%.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended
	March 31, 2015(1)	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$303,024	$351,727	$193,268	$193,651
Expenses	223,996	244,539	174,911	187,529
Other Income	7,984	49,978	84,793	23,778
Income Before Provision for Taxes	$87,012	$157,166	$103,150	$29,900
Net Income	$81,498	$148,074	$96,559	$24,364
Net income attributable to Apollo Global Management, LLC	$30,927	$56,428	$41,051	$6,091
Net Income per Class A Share - Basic	$0.09	$0.30	$0.20	$0.02
Net Income per Class A Share - Diluted	$0.09	$0.30	$0.20	$0.02

(1)
Apollo adopted new U.S. GAAP consolidation and collateralized financing entity (“CFE”) guidance during the three months ended June 30, 2015 which resulted in the deconsolidation of certain funds and VIEs as of January 1, 2015 and a measurement alternative of the financial assets and liabilities of the remaining consolidated CLOs as of January 1, 2015. The adoption did not impact net income attributable to Apollo Global Management, LLC but did impact various line items within the statement of operations and financial condition. See note 2 for details regarding the Company’s adoption of the new consolidation and CFE guidance.

	For the Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$491,400	$572,152	$221,135	$275,396
Expenses	314,119	354,369	177,388	197,687
Other Income (Loss)	314,912	69,556	(82,135)	58,314
Income Before Provision for Taxes	$492,193	$287,339	$(38,388)	$136,023
Net Income (Loss)	$459,644	$252,302	$(67,764)	$85,740
Net income attributable to Apollo Global Management, LLC	$72,169	$71,668	$2,210	$22,182
Net Income (Loss) per Class A Share - Basic	$0.32	$0.33	$(0.05)	$0.04
Net Income (Loss) per Class A Share - Diluted	$0.32	$0.33	$(0.05)	$0.04

	For the Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$1,309,073	$497,261	$1,132,089	$795,148
Expenses	622,602	322,787	600,115	396,211
Other Income (Loss)	132,173	(8,165)	210,820	354,879
Income Before Provision for Taxes	$818,644	$166,309	$742,794	$753,816
Net Income	$800,065	$148,170	$695,590	$730,169
Net income attributable to Apollo Global Management, LLC	$248,978	$58,737	$192,516	$159,160
Net Income per Class A Share-Basic	$1.60	$0.32	$1.13	$0.94
Net Income per Class A Share - Diluted	$1.59	$0.32	$1.13	$0.93

ITEM 8A.     UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS
OF FINANCIAL CONDITION

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	December 31, 2015
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$612,505	$—	$—	$612,505
Cash and cash equivalents held at consolidated funds	—	4,817	—	4,817
Restricted cash	5,700	—	—	5,700
Investments	1,223,407	28,547	(97,205)	1,154,749
Assets of consolidated variable interest entities
Cash and cash equivalents	—	56,793	—	56,793
Investments, at fair value	—	910,858	(292)	910,566
Other assets	—	63,413	—	63,413
Carried interest receivable	643,907	—	—	643,907
Due from affiliates	248,972	—	(1,137)	247,835
Deferred tax assets	646,207	—	—	646,207
Other assets	93,452	2,636	(244)	95,844
Goodwill	88,852	—	—	88,852
Intangible assets, net	28,620	—	—	28,620
Total Assets	$3,591,622	$1,067,064	$(98,878)	$4,559,808
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$92,012	$—	$—	$92,012
Accrued compensation and benefits	54,836	—	—	54,836
Deferred revenue	177,875	—	—	177,875
Due to affiliates	594,536	—	—	594,536
Profit sharing payable	295,674	—	—	295,674
Debt	1,025,255	—	—	1,025,255
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	843,584	(42,314)	801,270
Other liabilities	—	86,226	(244)	85,982
Due to affiliates	—	1,137	(1,137)	—
Other liabilities	38,750	4,637	—	43,387
Total Liabilities	2,278,938	935,584	(43,695)	3,170,827

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Additional paid in capital	2,005,509	—	—	2,005,509
Accumulated deficit	(1,348,386)	34,468	(34,466)	(1,348,384)
Appropriated partners’ capital	—	—	—	—
Accumulated other comprehensive income (loss)	(5,171)	(2,496)	47	(7,620)
Total Apollo Global Management, LLC shareholders’ equity	651,952	31,972	(34,419)	649,505
Non-Controlling Interests in consolidated entities	7,817	99,508	(20,764)	86,561
Non-Controlling Interests in Apollo Operating Group	652,915	—	—	652,915
Total Shareholders’ Equity	1,312,684	131,480	(55,183)	1,388,981
Total Liabilities and Shareholders’ Equity	$3,591,622	$1,067,064	$(98,878)	$4,559,808

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	December 31, 2014
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$1,204,052	$—	$—	$1,204,052
Cash and cash equivalents held at consolidated funds	—	1,611	—	1,611
Restricted cash	6,353	—	—	6,353
Investments	857,391	2,173,989	(151,374)	2,880,006
Assets of consolidated variable interest entities
Cash and cash equivalents	—	1,088,952	—	1,088,952
Investments, at fair value	—	15,658,948	(295)	15,658,653
Other assets	—	323,932	(692)	323,240
Carried interest receivable	958,846	—	(47,180)	911,666
Due from affiliates	278,632	—	(10,617)	268,015
Deferred tax assets	606,717	—	—	606,717
Other assets	110,940	3,578	(277)	114,241
Goodwill	88,852	—	(39,609)	49,243
Intangible assets, net	60,039	—	—	60,039
Total Assets	$4,171,822	$19,251,010	$(250,044)	$23,172,788
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$43,772	$474	$—	$44,246
Accrued compensation and benefits	59,278	—	—	59,278
Deferred revenue	199,614	—	—	199,614
Due to affiliates	564,799	354	—	565,153
Profit sharing payable	434,852	—	—	434,852
Debt	1,027,965	—	—	1,027,965
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	14,170,474	(47,374)	14,123,100
Other liabilities	—	728,957	(239)	728,718
Due to affiliates	—	58,526	(58,526)	—
Other liabilities	42,183	4,218	—	46,401
Total Liabilities	2,372,463	14,963,003	(106,139)	17,229,327

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Additional paid in capital	2,256,054	—	(1,771)	2,254,283
Accumulated deficit	(1,433,759)	2,175,406	(2,142,308)	(1,400,661)
Appropriated partners’ capital	—	972,774	(39,608)	933,166
Accumulated other comprehensive income (loss)	33,052	—	(33,358)	(306)
Total Apollo Global Management, LLC shareholders’ equity	855,347	3,148,180	(2,217,045)	1,786,482
Non-Controlling Interests in consolidated entities	9,228	1,139,827	2,073,140	3,222,195
Non-Controlling Interests in Apollo Operating Group	934,784	—	—	934,784
Total Shareholders’ Equity	1,799,359	4,288,007	(143,905)	5,943,461
Total Liabilities and Shareholders’ Equity	$4,171,822	$19,251,010	$(250,044)	$23,172,788

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management’s Report on Internal Control Over Financial Reporting
Management of Apollo is responsible for establishing and maintaining adequate internal control over financial reporting. Apollo’s internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
Apollo’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Apollo’s assets that could have a material effect on its financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an assessment of the effectiveness of Apollo’s internal control over financial reporting as of December 31, 2015 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Apollo’s internal control over financial reporting as of December 31, 2015 was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited Apollo’s financial statements included in this annual report on Form 10-K and issued its report on the effectiveness of Apollo’s internal control over financial reporting as of December 31, 2015, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers
The following table presents certain information concerning our board of directors and executive officers:

Name	Age	Position(s)
Leon Black	64	Chairman, Chief Executive Officer and Director
Joshua Harris	51	Senior Managing Director and Director
Marc Rowan	53	Senior Managing Director and Director
Martin Kelly	48	Chief Financial Officer
John Suydam	56	Chief Legal Officer
Michael Ducey	67	Director
Paul Fribourg	62	Director
Robert Kraft	74	Director
A.B. Krongard	79	Director
Pauline Richards	67	Director
Leon Black. Mr. Black is the Chairman of the board of directors and Chief Executive Officer of Apollo and a Managing Partner of Apollo Management, L.P. In 1990, Mr. Black founded Apollo Management, L.P. and Lion Advisors, L.P. to manage investment capital on behalf of a group of institutional investors, focusing on corporate restructuring, leveraged buyouts and taking minority positions in growth-oriented companies. From 1977 to 1990, Mr. Black worked at Drexel Burnham Lambert Incorporated, where he served as a Managing Director, head of the Mergers & Acquisitions Group, and co-head of the Corporate Finance Department. Mr. Black also serves on the board of directors of the general partner of AAA and previously served on the board of directors of Sirius XM Radio Inc. Mr. Black is a Co-Chairman of The Museum of Modern Art and a trustee of The Mount Sinai Medical Center and The Asia Society. He is also a member of The Council on Foreign Relations and The Partnership for New York City. He is also a member of the boards of directors of FasterCures and the Port Authority Task Force. Mr. Black graduated summa cum laude from Dartmouth College in 1973 with a major in Philosophy and History and received an MBA from Harvard Business School in 1975. Mr. Black has significant experience making and managing private equity investments on behalf of Apollo and has over 36 years’ experience financing, analyzing and investing in public and private companies. In his prior positions with Drexel and in his positions at Apollo, Mr. Black is responsible for leading and overseeing teams of professionals. His extensive experience allows Mr. Black to provide insight into various aspects of Apollo’s business and is of significant value to the board of directors.
Joshua Harris. Mr. Harris is a Senior Managing Director and a member of the board of directors of Apollo and a Managing Partner of Apollo Management, L.P., which he co-founded in 1990. Prior to 1990, Mr. Harris was a member of the Mergers and Acquisitions group of Drexel Burnham Lambert Incorporated. Mr. Harris has previously served on the board of directors of Berry Plastics Group Inc., EP Energy Corporation, EPE Acquisition, LLC, CEVA Logistics, Momentive Performance Materials Holdings LLC, Constellium N.V., LyondellBasell Industries B.V., Momentive Specialty Chemicals Inc. and Momentive Specialty Chemicals Holdings LLC. Mr. Harris is a member of the Federal Reserve Bank of New York’s Investor Advisory Committee, the Council of Foreign Relations, and is on the Board of Trustees of Mount Sinai Medical Center. He participates on the University of Pennsylvania’s Wharton School’s Board of Overseers, the Board of Trustees at the Harvard Business School and certain other charitable and educational boards. Mr. Harris is a Managing Member of the Philadelphia 76ers and a Managing Member of the New Jersey Devils. Mr. Harris graduated summa cum laude and Beta Gamma Sigma from the University of Pennsylvania’s Wharton School of Business with a B.S. in Economics and received his M.B.A. from the Harvard Business School, where he graduated as a Baker and Loeb

Scholar. Mr. Harris has significant experience in making and managing private equity investments on behalf of Apollo and has over 26 years’ experience in financing, analyzing and investing in public and private companies. Mr. Harris’s extensive knowledge of Apollo’s business and experience in a variety of senior leadership roles enhance the breadth of experience of the board of directors.
Marc Rowan. Mr. Rowan is a Senior Managing Director and member of the board of directors of Apollo and a Managing Partner of Apollo Management, L.P., which he co-founded in 1990. Prior to 1990, Mr. Rowan was a member of the Mergers & Acquisitions Group of Drexel Burnham Lambert Incorporated, with responsibilities in high yield financing, transaction idea generation and merger structure negotiation. Mr. Rowan currently serves on the boards of directors of, inter alia, Athene Holding Ltd, Caesars Entertainment Corporation, Caesars Acquisition Co. and Caesars Entertainment Operating Co. He has previously served on the boards of directors of, inter alia, the general partner of AAA, AMC Entertainment, Inc., Cablecom GmbH, Culligan Water Technologies, Inc., Countrywide Holdings Limited, Furniture Brands International Inc., Mobile Satellite Ventures, LLC, National Cinemedia, Inc., National Financial Partners, Inc., New World Communications, Inc., Norwegian Cruise Lines, Quality Distribution, Inc., Samsonite Corporation, SkyTerra Communications Inc., Unity Media SCA, Vail Resorts, Inc. and Wyndham International, Inc. Mr. Rowan is also active in charitable activities. He is a founding member and Chairman of the YRF-Darca and is a member of the Board of Overseers of the University of Pennsylvania’s Wharton School of Business and serves on the boards of directors of Jerusalem Online and the New York City Police Foundation. Mr. Rowan graduated summa cum laude from the University of Pennsylvania’s Wharton School of Business with a B.S. and an M.B.A. in Finance. Mr. Rowan has significant experience making and managing private equity investments on behalf of Apollo and has over 27 years’ experience financing, analyzing and investing in public and private companies. Mr. Rowan’s extensive financial background and expertise in private equity investments enhance the breadth of experience of the board of directors.
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
Michael Ducey. Mr. Ducey has served as an independent director of Apollo and a member of the audit committee and as Chairman of the conflicts committee of our board of directors since 2011. Mr. Ducey was with Compass Minerals International, Inc., from March 2002 to May 2006, where he served in a variety of roles, including as President, Chief Executive Officer and Director prior to his retirement in May 2006. Prior to joining Compass Minerals International, Inc., Mr. Ducey worked for nearly 30 years at Borden Chemical, Inc., in various management, sales, marketing, planning and commercial development positions, and ultimately as President, Chief Executive Officer and Director. Mr. Ducey is currently a director of and serves as the Chairman of the audit committee of Verso Paper Holdings, Inc. He is also the Chairman of the compliance and governance committee and the nominations committee of the board of directors of HaloSource, Inc. Mr. Ducey joined Ciner Resources Corporation (formerly OCI Resources LP) as an independent member of the board of directors in September 2014, where he serves on the audit committee and the conflicts committee. From September 2009 to December 2012, Mr. Ducey was the non-executive Chairman of TPC Group, Inc. and served on the audit committee and the environmental health and safety committee. From June 2006 to May 2008, Mr. Ducey served on the board of directors of and as a member of the governance and compensation committee of the board of directors of UAP Holdings Corporation. Also, from July 2010 to May 2011, Mr. Ducey was a member of the board of directors and served on the audit committee of Smurfit-Stone Container Corporation. Mr. Ducey graduated from Otterbein University with a degree in Economics and an M.B.A. in finance from the University of Dayton. Mr. Ducey’s comprehensive corporate background and his experience serving on various boards and committees add significant value to the board of directors.
Paul Fribourg. Mr. Fribourg has served as an independent director of Apollo and as a member of the conflicts committee of our board of directors since 2011. From 1997 to the present, Mr. Fribourg has served as Chairman and Chief Executive Officer of Continental Grain Company. Prior to 1997, Mr. Fribourg served in a variety of other roles at Continental Grain Company, including Merchandiser, Product Line Manager, Group President and Chief Operating Officer. Mr. Fribourg serves on the boards of directors of Restaurant Brands International Inc., Loews Corporation, Castleton Commodities International LLC and The Estee Lauder Companies, Inc. He also serves as a board member of the Rabobank International North American Agribusiness Advisory Board,

the New York University Mitchell Jacobson Leadership Program in Law and Business Advisory Board and Endeavor Global Inc. Mr. Fribourg is also a member of the Council on Foreign Relations and the International Business Leaders Advisory Council for The Mayor of Shanghai. Mr. Fribourg graduated magna cum laude from Amherst College and completed the Advanced Management Program at Harvard Business School. Mr. Fribourg’s extensive corporate experience enhances the breadth of experience and independence of the board of directors.
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
Decisions by our manager are made by its executive committee, which is composed of our three Managing Partners. Each Managing Partner will remain on the executive committee for so long as he is employed by us, provided that Mr. Black, upon his retirement, may at his option remain on the executive committee until his death or disability or any commission of an act that would constitute cause if Mr. Black had still been employed by us. Other than those actions that require unanimous consent, actions by the executive committee are determined by majority vote of its voting members, except as to the following matters, as to which Mr. Black will have the right of veto: (i) the designations of directors to our board, or (ii) a sale or other disposition of the Apollo Operating Group and/or its subsidiaries or any portion thereof, through a merger, recapitalization, stock sale, asset sale or otherwise, to an unaffiliated third party (other than through an exchange of Apollo Operating Group units, transfers by a Managing Partner or a permitted transferee to another permitted transferee, or the issuance of bona fide equity incentives to any of our non-Managing Partner employees) that constitutes (x) a direct or indirect sale of a ratable interest (or substantially ratable interest) in each entity that constitutes the Apollo Operating Group or (y) a sale of all or substantially all of the assets of Apollo (this clause (ii), an “LB Approval Event”). Exchanges of Apollo Operating Group units for Class A shares that are not pro rata among our Managing Partners or in which each Managing Partner has the option not to participate are not subject to Mr. Black’s right of veto.
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
Board Composition and Limited Powers of Our Board of Directors
For so long as the Apollo control condition is satisfied, our manager shall (i) nominate and elect all directors to our board of directors, (ii) set the number of directors of our board of directors and (iii) fill any vacancies on our board of directors. After the Apollo control condition is no longer satisfied, each of our directors will be elected by the vote of a plurality of our shares entitled to vote, voting as a single class, to serve until his or her successor is duly elected or appointed and qualified or until his or her earlier death, retirement, disqualification, resignation or removal. Our board currently consists of eight members. For so long as the Apollo control condition is satisfied, our manager may remove any director, with or without cause, at any time. After such condition is no longer satisfied, a director or the entire board of directors may be removed by the affirmative vote of holders of 50% or more of the total voting power of our shares.
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
Under the Agreement Among Managing Partners (as described under “Item 13. Certain Relationships and Related Transactions—Lenders Rights Agreement—Amendments to Managing Partner Transfer Restrictions”), the vote of a majority of the independent members of our board of directors will decide the following: (i) in the event that a vacancy exists on the executive committee of our manager and the remaining members of the executive committee cannot agree on a replacement (other than a replacement for Mr. Black nominated by Mr. Black or his representative, which requires the approval of only one member of the executive committee), the independent members of our board of directors shall select one of the two nominees to the executive committee of our manager presented to them by the remaining members of such executive committee to fill the vacancy on such executive committee and (ii) in the event that Mr. Black wishes to exercise his ability to cause an LB Approval Event, the affirmative vote of the majority of the independent members of our board of directors shall be required to approve such a transaction. We are not a party to the Agreement Among Managing Partners, and neither we nor our shareholders (other than our Strategic Investors, as described under “Item 13. Certain Relationships and Related Transactions—Lenders Rights Agreement—Amendments to Managing Partner Transfer Restrictions”) have any right to enforce the provisions described above. Such provisions can be amended or waived upon agreement of our Managing Partners at any time.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2015, such persons complied with all such filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis
Overview of Compensation Philosophy
Alignment of Interests with Investors and Shareholders. Our principal compensation philosophy is to align the interests of our Managing Partners and other senior professionals with those of our Class A shareholders and fund investors. This alignment, which we believe is a key driver of our success, has been achieved principally by our Managing Partners’ and other investment professionals’ direct beneficial ownership of equity in our business in the form of AOG Units and Class A shares, their ownership of rights to receive a portion of the incentive income earned from our funds, the direct investment by our investment professionals in our funds, and our practice of paying annual incentive compensation partly in the form of equity-based grants that are subject to vesting. As a result of this alignment, the compensation of our professionals is closely tied to the performance of our businesses.
Significant Personal Investment. Our investment professionals generally make significant personal investments in our funds (as more fully described under “Item 13. Certain Relationships and Related Party Transactions”), directly or indirectly, and our professionals who receive carried interests in our funds are generally required to invest their own capital in the funds on which they work in amounts that are generally proportionate to the size of their participation in incentive income. We believe that these investments help to ensure that our professionals have capital at risk and reinforce the linkage between the success of the funds we manage, the success of the Company and the compensation paid to our professionals.

Long-Term Performance and Commitment. Most of our professionals have been issued RSUs, which provide rights to receive Class A shares and, in some instances, distribution equivalents on those shares. The vesting requirements and minimum retained ownership requirements for these awards contribute to our professionals’ focus on long-term performance while enhancing retention of these professionals. RSUs are not awarded to our Managing Partners, whose beneficial ownership of equity interests in the company is generally in the form of AOG units, as discussed below under “—Note on Distributions on Apollo Operating Group Units.”
Discouragement of Excessive Risk-Taking. Although investments in alternative assets can pose risks, we believe that our compensation program includes significant elements that discourage excessive risk-taking while aligning the compensation of our professionals with our long-term performance. For example, notwithstanding that we accrue compensation for our carried interest programs (described below) as increases in the value of the portfolio investments are recorded in the related funds, we generally make payments in respect of carried interest allocations to our employees only after profitable investments have actually been realized. This helps to ensure that our professionals take a long-term view that is consistent with the interests of the Company, our shareholders and the investors in our funds. Moreover, if a fund fails to achieve specified investment returns due to diminished performance of later investments, our carried interest program relating to that fund generally permits, for the benefit of the limited partner investors in that fund, the return of carried interest payments (generally net of tax) previously made to us or our employees. These provisions discourage excessive risk-taking and promote a long-term view that is consistent with the interests of our fund investors and shareholders. Our general requirement that our professionals invest in the funds we manage further aligns the interests of our professionals, fund investors and Class A shareholders. Finally, the minimum retained ownership requirements of our RSUs and AOG Units, as well as a requirement that certain investment professionals use a portion of their distributions of carried interest income and incentive fees to purchase Class A restricted shares, discourage excessive risk-taking because the value of these interests is tied directly to the long-term performance of our Class A shares.
Note on Distributions on Apollo Operating Group Units
We note that all of our Managing Partners beneficially own AOG Units. In particular, as of December 31, 2015, the Managing Partners beneficially owned, through their interest in Holdings, approximately 48.4% of the total limited partner interests in the Apollo Operating Group. When made, distributions on these units are in the same amount per unit as distributions made to us in respect of the AOG Units we hold. Although distributions on AOG Units are distributions on equity rather than compensation, they play a central role in aligning our Managing Partners’ interests with those of our Class A shareholders, which is consistent with our compensation philosophy. In 2015, the Managing Partners were required to retain 77.5% of their AOG Units.
Compensation Elements for Named Executive Officers
Consistent with our emphasis on alignment of interests with our fund investors and Class A shareholders, compensation elements tied to the profitability of our different businesses and that of the funds that we manage are the primary means of compensating our five executive officers listed in the tables below, or the “named executive officers.” The key elements of the compensation of our named executive officers during fiscal year 2015 are described below. We distinguish among the compensation components applicable to our named executive officers as appropriate in the below summary. Messrs. Black, Harris and Rowan are the three members of the group referred to elsewhere in this report as the “Managing Partners.”
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
RSUs. In 2015, a portion of our named executive officers’ compensation (other than for our Managing Partners) was paid in the form of RSUs. We refer to our annual grants of RSUs as Bonus Grants. The RSUs are subject to multi-year vesting and minimum retained ownership requirements. In 2015, all named executive officers who have received RSUs were required to retain at least 77.5% of any Class A shares issued to them pursuant to RSU awards, net of the number of gross shares sold or netted to pay applicable income or employment taxes. The named executive officer Plan Grants and Bonus Grants are described below under “—Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table—Awards of Restricted Share Units Under the Equity Plan.”
Carried Interest and Incentive Fees. Carried interests and incentive fee entitlements with respect to our funds confer rights to receive distributions if a distribution is made to investors following the realization of an investment or receipt of operating profit from an investment by the fund. Distributions of carried interest generally are subject to contingent repayment (generally net of tax) if the fund fails to achieve specified investment returns due to diminished performance of later investments, while distributions in respect of incentive fees are generally not subject to contingent repayment. The actual gross amount of carried interest allocations or incentive fees available for distribution are a function of the performance of the applicable fund. For these reasons, we believe that participation in carried interest and incentive fees generated by our funds aligns the interests of our participating named executive officers with those of our Class A shareholders and fund investors.
We currently have two principal types of carried interest programs, which we refer to as dedicated and incentive pool. Messrs. Kelly and Suydam have been awarded rights to participate in a dedicated percentage of the carried interest or incentive fee income earned by the general partners of certain of our funds. Participation in dedicated carried interest in our private equity funds is typically subject to vesting, which rewards long-term commitment to the firm and thereby enhances the alignment of participants’ interests with the Company. As with our distributions in respect of incentive fees, our financial statements characterize the carried interest income allocated to participating professionals in respect of their dedicated carried interests as compensation. Actual distributions in respect of dedicated carried interests and incentive fees are included in the “All Other Compensation” column of the summary compensation table.
Our performance based incentive arrangement referred to as the incentive pool further aligns the overall compensation of certain of our professionals to the realized performance of our business. The incentive pool provides for compensation based on carried interest realizations earned by us during the year and enhances our capacity to offer competitive compensation opportunities to our professionals. “Carried interest realizations earned” means carried interest earned by the general partners of our funds under the applicable fund limited partnership agreements based upon transactions that have closed or other rights to cash that have become fixed in the applicable calendar year period. Under this arrangement, Messrs. Kelly and Suydam, among other of our professionals, were awarded incentive pool compensation based on carried interest realizations earned during 2015. Allocations to participants in the incentive pool contain both a fixed component and a discretionary component, both of which may vary year-to-year, including as a result of our overall realized performance and the contributions and performance of each participant. The Managing Partners determine the amount of the carried interest realizations to place into the incentive pool in their discretion after considering various factors, including Company profitability, management company cash requirements and anticipated future costs, provided that the incentive pool consists of an amount equal to at least one percent (1%) of the carried interest realizations attributable to profits generated after creation of the incentive pool that were taxable in the applicable year and not allocable to dedicated carried interests. Each participant in the incentive pool is entitled to receive, as a fixed component of participation in the incentive pool, his or her pro rata allocation of this 1% amount each year, provided the participant remains employed by us at the time of allocation. Our financial statements characterize the carried interest income allocated to participating professionals in respect of incentive pool interests as compensation. The “All Other Compensation” column of the summary compensation table includes actual distributions paid from the incentive pool.
Restricted Shares. We require that a portion of the carried interest and incentive fee distributions in respect of certain of the investment funds we manage is used by our employees who receive those distributions to purchase Class A restricted shares issued under our 2007 Omnibus Equity Incentive Plan. This practice further promotes alignment with our shareholders and encourages participating professionals to maximize the success of the Company as a whole. Like our RSUs, the restricted shares are subject to multi-year vesting, which fosters retention. In 2015, the funds with respect to which Messrs. Kelly and Suydam have rights subject to this restricted share purchase requirement had not yet commenced making carried interest or incentive fee distributions.
Determination of Compensation of Named Executive Officers
Our Managing Partners make all final determinations regarding named executive officer compensation. Decisions about the variable elements of a named executive officer’s compensation, including participation in our carried interest and incentive fee programs, discretionary bonuses (if any) and grants of equity-based awards, are based primarily on our Managing Partners’ assessment of such named executive officer’s individual performance, operational performance for the department or division in which the officer (other than a Managing Partner) serves, and the officer’s impact on our overall operating performance and potential to contribute to long-term shareholder value. In evaluating these factors, our Managing Partners do not utilize quantitative performance targets but rather rely upon their judgment about each named executive officer’s performance to determine an appropriate reward for the current year’s performance. The determinations by our Managing Partners are ultimately subjective, are not tied to specified annual, qualitative or individual objectives or performance factors, and reflect discussions among the Managing Partners. Factors that our Managing Partners typically consider in making such determinations include the named executive officer’s type, scope and level of responsibilities, active participation in managing a team of professionals, corporate citizenship and the named executive officer’s overall contributions to our success. Our Managing Partners also consider each named executive officer’s prior-year compensation, the appropriate balance between incentives for long-term and short-term performance, competitive market dynamics, compensation provided to the named executive officer by other entities, and the compensation paid to the named executive officer’s peers within the Company. The Managing Partners determined that, based on the above factors, including the named executive officers’ overall compensation levels, discretionary cash bonuses would not be awarded to any named executive officer for 2015.

Compensation Committee Interlocks and Insider Participation
Our board of directors does not have a compensation committee. Our Managing Partners make all compensation determinations with respect to executive officer compensation. For a description of certain transactions between us and the Managing Partners, see “Item 13. Certain Relationships and Related Party Transactions.”
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
Leon Black
Joshua Harris
Marc Rowan
Summary Compensation Table
The following summary compensation table sets forth information concerning the compensation earned by, awarded to or paid to our principal executive officer, our principal financial officer, and our three other most highly compensated executive officers for the fiscal year ended December 31, 2015. The earnings of our Managing Partners, Messrs. Black, Harris and Rowan, derive predominantly from distributions they receive as a result of their indirect beneficial ownership of AOG Units and their rights under the tax receivable agreement (described elsewhere in this report, including above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy”), rather than from compensation, and accordingly are not included in the tables below. We recently reevaluated our management structure and the group of persons with policy making functions as of January 2015. As a result, certain members of our management are no longer considered to be executive officers. The executive officers named in the table are referred to as the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Leon Black, Chairman, Chief Executive Officer and Director	2015	100,000	—	—	144,751	244,751
	2014	100,000	—	—	173,980	273,980
	2013	100,000	—	—	173,053	273,053
Martin Kelly, Chief Financial Officer	2015	1,000,000	—	681,643	1,300,000	2,981,643
	2014	1,000,000	—	698,444	1,300,000	2,998,444
	2013	1,000,000	—	541,246	950,000	2,491,246
John Suydam, Chief Legal Officer	2015	2,500,000	—	499,058	1,640,003	4,639,062
	2014	3,000,000	—	511,370	5,420,540	8,931,910
	2013	3,000,000	949,788	504,345	7,148,168	11,602,301
Joshua Harris, Senior Managing Director and Director	2015	100,000	—	—	281,204	381,204
Marc Rowan, Senior Managing Director and Director	2015	100,000	—	—	169,671	269,671

(1)
For Messrs. Kelly and Suydam, represents the aggregate grant date fair value of stock awards granted, as applicable, computed in accordance with FASB ASC Topic 718. The amounts shown do not reflect compensation actually received by the named executive officers, but instead represent the aggregate grant date fair value of the awards. See note 14 to our consolidated financial statements for further information concerning the assumptions made in valuing our RSU awards.

(2)
Amounts included for 2015 represent, in part, actual cash distributions in respect of dedicated carried interest allocations for Mr. Suydam of $1,111,472. The 2015 amounts also include actual incentive pool cash distributions of $1,300,000 for Mr. Kelly and $500,000 for Mr. Suydam. The “All Other Compensation” column for 2015 also includes costs relating to Company-provided cars and drivers for the business and personal use of Messrs. Black, Harris, Rowan and Suydam. We provide this benefit because we believe that its cost is outweighed by the convenience, increased efficiency and added security and confidentiality that it offers. The personal use cost was approximately $130,076 for Mr. Black, $172,095 for Mr. Harris, $154,996 for Mr. Rowan and $26,631 for Mr. Suydam. For Messrs. Black, Harris and Rowan, this amount includes both fixed and variable costs, including lease costs, driver compensation, driver meals, fuel, parking, tolls, repairs, maintenance and insurance, and, for Mr. Rowan, car service costs. For Mr. Suydam, this amount includes the costs to the Company associated with his use of a car service. For Mr. Harris, this amount also includes $94,434 in information technology services. Except as discussed in this paragraph, no 2015 perquisites or personal benefits individually exceeded the greater of $25,000 or 10% of the total amount of all perquisites and other personal benefits reported for the named executive officer. The cost of excess liability insurance provided to our named executive officers falls below this threshold. Mr. Kelly did not receive perquisites or personal benefits in 2015, except for incidental benefits having an aggregate value of less than $10,000. Our named executive officers also receive secretarial support with respect to personal matters. We incur no incremental cost for the provision of such additional benefits. Accordingly, no such amount is included in the Summary Compensation Table.

Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table
Employment, Non-Competition and Non-Solicitation Agreements with Chairman and Chief Executive Officer and with each Senior Managing Director
In July 2012, we entered into an employment, non-competition and non-solicitation agreement with Leon Black, our chairman and chief executive officer, and with each of Joshua Harris and Marc Rowan, our senior managing directors, all of whom are members of our manager’s executive committee. These agreements superseded and were substantially similar to agreements with our Managing Partners dated July 13, 2007. The term of the 2012 agreements concluded on July 19, 2015. Since that date, our Managing Partners’ employment has continued on the same terms as provided under the agreements, and each continues to receive an annual salary of $100,000 and to participate in our employee benefit plans, as in effect from time to time.
Employment, Non-Competition and Non-Solicitation Agreement with Chief Financial Officer
On July 2, 2012, we entered into an employment, non-competition and non-solicitation agreement with Martin Kelly, our chief financial officer. His annual base salary is $1,000,000. As provided in his employment agreement, Mr. Kelly received a Plan Grant of 375,000 RSUs in connection with his commencement of employment. He is eligible for an annual bonus in an amount to be determined by the Managing Partners in their discretion. Mr. Kelly participates in the incentive pool and is eligible to receive distributions thereunder.
Employment Terms of Chief Legal Officer
John Suydam, our chief legal officer, does not have an employment agreement with us.
Awards of Restricted Share Units Under the Equity Plan
On October 23, 2007, we adopted our 2007 Omnibus Equity Incentive Plan. Grants of RSUs under the plan have been made to certain of our named executive officers primarily pursuant to two programs, which we call the “Plan Grants” and the “Bonus Grants.” Following the 2007 Reorganization, Plan Grants were made to Mr. Suydam and a broad range of our other employees. Plan Grants have also been made to subsequent employee hires, including Mr. Kelly. The Plan Grants generally vest over six years, with the first installment becoming vested approximately one year after grant and the balance vesting thereafter in equal quarterly installments. Holders of Plan Grant RSUs become entitled to distribution equivalents on their vested RSUs if we pay ordinary distributions on our outstanding Class A shares. The administrator of the 2007 Omnibus Equity Incentive Plan determines when shares issued pursuant to the RSU Awards may be disposed of, except that a participant will generally be permitted to sell shares if necessary to cover taxes. Under our retained ownership requirements, in 2015, all executive officers who received RSU awards were required to retain at least 77.5% of any Class A shares issued to them under those awards (net of the number of gross shares sold or netted to pay applicable income or employment taxes).
The RSUs advance several goals of our compensation program. The Plan Grants align employee interests with those of our shareholders by making our employees, upon delivery of the underlying Class A shares, shareholders themselves. Because they vest over time, the Plan Grants reward employees for sustained contributions to the Company and foster retention. The size of the Plan Grants is determined by the Plan administrator based on the grantee’s level of responsibility and contributions to the Company. The restrictive covenants contained in the RSU agreements reinforce our culture of fiduciary protection of our fund investors and shareholders by requiring RSU holders to abide by the provisions regarding non-competition, confidentiality and other limitations on behavior described in the immediately preceding paragraph.
The Bonus Grants are also grants of RSUs under the 2007 Omnibus Equity Incentive Plan. However, the Bonus Grants constitute payment of a portion of the annual compensation earned by certain of our professionals, including Messrs. Kelly and Suydam, subject to the employee’s continued service through the vesting dates. Our named executive officers’ Bonus Grants generally differ from their Plan Grants in the following principal ways:

•	The RSU Shares underlying Bonus Grants are generally scheduled to vest in three equal annual installments.

•
Distribution equivalents are earned on Bonus Grant RSUs (whether or not vested) when ordinary distributions are made on Class A shares after the grant date, but distribution equivalents are earned on Plan Grant RSUs only after they have vested.

Grants of Plan-Based Awards
The following table presents information regarding RSUs granted to Messrs. Kelly and Suydam under our 2007 Omnibus Equity Incentive Plan in 2015. No options were granted to a named executive officer in 2015.

Name	Grant Date	Estimated Future Payouts under Equity Incentive Plan Awards Target (#)	Stock Awards: Number of Shares of Stock or Units (#)(1)	Grant Date Fair Value or Modification Date Incremental Fair Value of Stock and Option Awards ($)(2)
Leon Black	—	—	—	—
Martin Kelly	December 29, 2015	—	45,871	681,643
John Suydam	December 29, 2015	—	33,584	499,058
Joshua Harris	—	—	—	—
Marc Rowan	—	—	—	—

(1)
Represents the aggregate number of RSUs covering our Class A shares (none of the Bonus Grants awarded in 2015 vested in 2015). For a discussion of these grants, please see the discussion above under “—Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table—Awards of Restricted Share Units Under the Equity Plan.”

(2)
Represents the aggregate grant date fair value of the RSUs granted in 2015, computed in accordance with FASB ASC Topic 718. The amounts shown do not reflect compensation actually received, but instead represent the aggregate grant date fair value of the award.

Outstanding Equity Awards at Fiscal Year-End
The following table presents information regarding unvested RSU awards made by us to our named executive officers under our 2007 Omnibus Equity Incentive Plan that were outstanding at December 31, 2015. Our named executive officers did not hold any options at fiscal year-end.

		Stock Awards
Name		Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (5)
Leon Black	—	—		—
Martin Kelly	December 29, 2015	45,871	(1)	696,322
	December 29, 2014	20,567	(2)	312,207
	December 26, 2013	6,038	(3)	91,657
	September 30, 2012	171,875	(4)	2,609,063
John Suydam	December 29, 2015	33,584	(1)	509,805
	December 29, 2014	15,059	(2)	228,596
	December 26, 2013	5,627	(3)	85,418
Joshua Harris	—	—		—
Marc Rowan	—	—		—

(1)	Bonus Grant RSUs that vest in substantially equal annual installments on December 31 of each of 2016, 2017 and 2018.

(2)	Bonus Grant RSUs that vest in substantially equal annual installments on December 31 of each of 2016 and 2017.

(3)	Bonus Grant RSUs that vest on December 31, 2016.

(4)	Plan Grant RSUs that vest in substantially equal installments over the 11 calendar quarters beginning March 31, 2016.

(5)	Amounts calculated by multiplying the number of unvested RSUs held by the named executive officer by the closing price of $15.18 per Class A share on December 31, 2015.

Option Exercises and Stock Vested
The following table presents information regarding the number of outstanding initially unvested RSUs held by our named executive officers that vested during 2015 and the number of options exercised by our named executive officers in 2015. The amounts shown below do not reflect compensation actually received by the named executive officers, but instead are calculations of the number of RSUs that vested during 2015 based on the closing price of our Class A shares on the date of vesting. Shares received by our named executive officers are subject to our retained ownership requirements. No options were exercised by our named executive officers in 2015.

		Stock Awards
Name	Type of Award	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)
Leon Black	—	—	—
Martin Kelly	RSUs	87,832	1,573,759	(1)
John Suydam	RSUs	23,268	353,208	(1)
Joshua Harris	—	—	—
Marc Rowan	—	—	—

(1)
Amounts calculated by multiplying the number of RSUs held by the named executive officer that vested on each applicable vesting date in 2015 by the closing price per Class A share on that date. Class A shares underlying these vested RSUs are issued to the named executive officer in accordance with the schedules described above under “—Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table—Awards of Restricted Share Units Under the Equity Plan.”

Potential Payments upon Termination or Change in Control
None of the named executive officers is entitled to payment or other benefits in connection with a change in control.
None of Messrs. Black, Harris or Rowan is entitled to severance or other payments or benefits in connection with an employment termination. Messrs. Black, Harris and Rowan are required to protect the confidential information of Apollo both during and after employment. In addition, until one year after employment termination, each is required to refrain from soliciting employees under specified circumstances or interfering with our relationships with investors and to refrain from competing with us in a business that involves primarily (i.e., more than 50%) third-party capital. These post-termination covenants survive any termination or expiration of the Agreement Among Managing Partners (described elsewhere in this report under “Item 13. Certain Relationships and Related Party Transactions—Agreement Among Managing Partners”). If any of Messrs. Black, Harris or Rowan becomes subject to a potential termination for cause or by reason of disability, our manager may appoint an investment professional to perform his functional responsibilities and duties until cause or disability definitively results in his termination or is determined not to have occurred, but the manager may so appoint an investment professional only if such Managing Partner is unable to perform his responsibilities and duties or, as a matter of fiduciary duty, should be prohibited from doing so. During any such period, the Managing Partner shall continue to serve on the executive committee of our manager unless otherwise prohibited from doing so pursuant to the Agreement Among Managing Partners.
If Mr. Kelly’s employment is terminated by us without cause or he resigns for good reason, he will be entitled to severance of six months’ base pay and reimbursement of health insurance premiums paid in the six months following his employment termination. If Mr. Kelly’s employment is terminated by us without cause or he resigns for good reason, he will vest in 50% of any unvested portion of his Plan Grant RSUs. If his employment is terminated by reason of death or disability, he will vest in 50% of any unvested portion of his Plan Grant and Bonus Grant RSUs. We may terminate Mr. Kelly’s employment with or without cause, and we will provide 90 days’ notice (or payment in lieu of such period of notice) prior to a termination without cause. Mr. Kelly is required to give us 90 days’ notice prior to a resignation for any reason. He is required to protect the confidential information of Apollo both during and after employment. In addition, during employment and for 12 months after employment, Mr. Kelly is also obligated to refrain from soliciting our employees, interfering with our relationships with investors or other business relations, and competing with us in a business that manages or invests in assets substantially similar to those managed or invested in by Apollo or its affiliates.
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
The following table lists the estimated amounts that would have been payable to each of our named executive officers in connection with a termination that occurred on the last day of our last completed fiscal year and the value of any additional equity that would vest upon such termination. When listing the potential payments to named executive officers under the plans and agreements described above, we have assumed that the applicable triggering event occurred on December 31, 2015 and that the price per share of our Class A shares was $15.18, which is equal to the closing price on such date. For purposes of this table, RSU values are based on the $15.18 closing price.

Name	Reason for Employment Termination	Estimated Value of Cash Payments ($)		Estimated Value of Equity Acceleration ($)
Leon Black	Cause	—		—
	Death, disability	—		—
Martin Kelly	Without cause, by executive for good reason	517,673	(1)	1,304,531	(2)
	Death, disability	—		1,854,624	(2)
John Suydam	Without cause; by executive for good reason	—		—
	Death, disability	—		411,909	(2)
Joshua Harris	Cause	—		—
	Death, disability	—		—
Marc Rowan	Cause	—		—
	Death, disability	—		—

(1)
This amount would have been payable to the named executive officer had his employment been terminated by the Company without cause (and other than by reason of death or disability) or for good reason on December 31, 2015.

(2)
This amount represents the additional equity vesting that the named executive officer would have received had his employment terminated in the circumstances described in the column, “Reason for Employment Termination,” on December 31, 2015, based on the closing price of a Class A share on such date. Please see our “Outstanding Equity Awards at Fiscal Year-End” table above for information regarding the named executive officer’s unvested equity as of December 31, 2015

Director Compensation
We do not pay additional remuneration to our employees, including Messrs. Black, Harris and Rowan, for their service on our board of directors. The 2015 compensation of Messrs. Black, Harris and Rowan is set forth above on the Summary Compensation Table.
During 2015, each independent director received (1) a base annual director fee of $125,000, (2) an additional annual director fee of $25,000 if he or she a member of the audit committee, (3) an additional annual director fee of $10,000 if he or she was a member of the conflicts committee, (4) an additional annual director fee of $25,000 (incremental to the fee described in (2)) if he or she served as the chairperson of the audit committee, and (5) an additional annual director fee of $15,000 (incremental to the fee described in (3)) if he or she served as the chairperson of the conflicts committee. In addition, independent directors were reimbursed for reasonable expenses incurred in attending board meetings.
Currently, upon initial election to the board of directors, an independent director receives a grant of RSUs with a value of $300,000 that vests in equal annual installments on June 30 of each of the first, second and third years following the year that the grant is made. Mr. Kraft received this type of award on July 14, 2014 in connection with his appointment to the board of directors. Incumbent independent directors who have fully vested in their initial RSU award receive an annual RSU award with a value of $100,000 that vests on June 30 of the year following the year that the grant is made, and the directors listed on the below table (other than Mr. Kraft) received that award on July 22, 2015.
The following table provides the compensation for our independent directors during the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Michael Ducey	175,000	81,974	256,974
Paul Fribourg	135,000	81,974	216,974
Robert Kraft	135,000	—	135,000
A. B. Krongard	150,000	81,974	231,974
Pauline Richards	175,000	81,974	256,974

(1)
Represents the aggregate grant date fair value of stock awards granted, as applicable, computed in accordance with FASB ASC Topic 718. See note 14 to our consolidated financial statements for further information concerning the assumptions made in valuing our RSU awards. The amounts shown do not reflect compensation actually received by the independent directors, but instead represent the aggregate grant date fair value of the awards. Unvested director RSUs are not entitled to distributions or distribution equivalents. As of December 31, 2015, each of Ms. Richards and Messrs. Ducey, Fribourg and Krongard, held 4,514 RSUs that were unvested and outstanding, and Mr. Kraft held 7,240 RSUs that were unvested and outstanding.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our Class A shares as of February 22, 2016 by (i) each person known to us to beneficially own more than 5% of the voting Class A shares of Apollo Global Management, LLC, (ii) each of our directors, (iii) each person who is a named executive officer for 2015 and (iv) all directors and executive officers as a group.
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

	Class A Shares Beneficially Owned			Class B Share Beneficially Owned
	Number of Shares	Percent(1)	Total Percentage of Voting Power(2)	Number of Shares	Percent	Total Percentage of Voting Power(2)
Directors and Executive Officers:
Leon Black(3)(4)	92,727,166	33.6%	60.9%	1	100%	60.9%
Joshua Harris(3)(4)	53,932,643	22.7%	60.9%	1	100%	60.9%
Marc Rowan(3)(4)	46,296,921	20.2%	61.1%	1	100%	60.9%
Pauline Richards	26,867	*	*	—	—	—
Alvin Bernard Krongard(5)	274,218	*	*	—	—	—
Michael Ducey(6)	32,232	*	*	—	—	—
Robert Kraft(7)	263,620	*	*	—	—	—
Paul Fribourg	29,063	*	*	—	—	—
Martin Kelly(8)	146,872	*	*	—	—	—
John Suydam(9)	1,019,972	*	*	—	—	—
All directors and executive officers as a group (ten persons)(10)	194,749,574	51.8%	54.9%	1	100%	60.9%
BRH(4)	—	—	—	1	100%	60.9%
AP Professional Holdings, L.P.(11)	216,169,856	54.1%	60.9%	—	—	—
5% Stockholders:
UBS Group AG(12)	10,226,989	5.6%	2.9%	—	—	—

*Represents less than 1%.

(1)	The percentage of beneficial ownership of our Class A shares is based on voting and non-voting Class A shares outstanding.

(2)	The total percentage of voting power is based on voting Class A shares and the Class B share.

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

(4)
BRH, the holder of the Class B share, is one third owned by Mr. Black, one third owned by Mr. Harris and one third owned by Mr. Rowan. Pursuant to the Agreement Among Managing Partners, the Class B share is to be voted and disposed of by BRH based on the determination of at least two of the three Managing Partners; as such, they share voting and dispositive power with respect to the Class B share. As of February 22, 2016, Mr. Rowan beneficially owned an additional 565,519 Class A shares through an estate planning vehicle, for which voting and investment control are exercised by Mr. Rowan.

(5)
Includes 250,000 Class A shares held by a trust for the benefit of Mr. Krongard’s children, for which Mr. Krongard’s children are the trustees. Mr. Krongard disclaims beneficial ownership with respect to such shares, except to the extent of his pecuniary interest therein.

(6)
Includes 2,616 Class A shares held by two trusts for the benefit of Mr. Ducey’s grandchildren, for which Mr. Ducey and several of Mr. Ducey’s immediate family members are trustees and have shared investment power. Mr. Ducey disclaims beneficial ownership of the Class A shares held in the trusts, except to the extent of his pecuniary interest therein.

(7) Includes 260,000 Class A shares held by two entities, which are under the sole control of Mr. Kraft, and may be deemed to be beneficially owned by Mr. Kraft.

(8)	Includes 15,625 RSUs covering Class A shares which will vest and with respect to which Mr. Kelly will have the right to acquire beneficial ownership within 60 days of February 22, 2016.

(9)
Includes 249,009 Class A shares held by a trust for the benefit of Mr. Suydam’s spouse and children, for which Mr. Suydam’s spouse is the trustee. Mr. Suydam disclaims beneficial ownership with respect to such shares, except to the extent of his pecuniary interest therein.

(10)	Refers to shares beneficially owned by the individuals who were directors and executive officers as of February 22, 2016.

(11)
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

(12) Based on a Schedule 13G filed on February 9, 2016, by UBS Group AG. The address of UBS Group AG is Bahnhofstrasse 45, PO BOX CH-8021, Zurich, Suwitzerland.

Securities Authorized for Issuance under Equity Incentive Plans
The following table sets forth information concerning the awards that may be issued under the Company’s Omnibus Equity Incentive Plan as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)(2)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	17,551,579	$17.69	37,324,169
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	17,551,579	$17.69	37,324,169

(1)	Reflects the aggregate number of outstanding options and RSUs granted under the Company’s 2007 Omnibus Equity Incentive Plan (the “Equity Plan”) as of December 31, 2015.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
Agreement Among Managing Partners
Our Managing Partners have entered into the Agreement Among Managing Partners. The Managing Partners own Holdings in accordance with their respective sharing percentages, or “Sharing Percentages,” as set forth in the Agreement Among Managing Partners. For the purposes of the Agreement Among Managing Partners, “Pecuniary Interest” means, with respect to each Managing Partner, the number of AOG Units that would be distributable to him assuming that Holdings was liquidated and its assets distributed in accordance with its governing agreements.
Pursuant to the Agreement Among Managing Partners, each Managing Partner is vested in full in their respective AOG Units. We may not terminate a Managing Partner except for cause or by reason of disability.
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
The Agreement Among Managing Partners may be amended and the terms and conditions of the Agreement Among Managing Partners may be changed or modified upon the unanimous approval of the Managing Partners. We, our shareholders (other than the Strategic Investors, as set forth under “-Lenders Rights Agreement-Amendments to Managing Partner Transfer Restrictions”) and the Apollo Operating Group have no ability to enforce any provision of the Agreement Among Managing Partners or to prevent the Managing Partners from amending it.
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
Transfer Restrictions
The Managing Partner Shareholders Agreement provides that no Managing Partner may, nor shall any of such Managing his permitted transferees, directly or indirectly, voluntarily effect cumulative transfers of Pecuniary Interests (as defined in the Managing Partner Shareholders Agreement), representing more than: (i) 22.5% of his Pecuniary Interests at any time on or after the fourth anniversary and prior to the fifth anniversary of our IPO; (ii) 30% of his Pecuniary Interests at any time on or after the fifth anniversary and prior to the sixth anniversary of our IPO; and (iii) 100% of his Pecuniary Interests at any time on or after the sixth anniversary of our IPO, other than, in each case, with respect to transfers (a) from one Managing Partner to another Managing Partner, (b) to a permitted transferee of such Managing Partner, or (c) in connection with a sale by one or more of our Managing Partners in one or a related series of transactions resulting in the Managing Partners owning or controlling, directly or indirectly, less than 50.1% of the economic or voting interests in us or the Apollo Operating Group, or any other person exercising control over us or the Apollo Operating Group by contract, which would include a transfer of control of our manager.
The percentages referenced in the preceding paragraph will apply to the aggregate amount of Equity Interests held by each Managing Partner (and his permitted transferees) as of July 13, 2007. Following the sixth anniversary of the IPO, each Managing Partner and his permitted transferees may transfer all of the Pecuniary Interests of such Managing Partner to any person or entity in accordance with Rule 144, in a registered public offering or in a transaction exempt from the registration requirements of the Securities Act. The above transfer restrictions will lapse with respect to a Managing Partner if he dies or becomes disabled.
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
Any waiver of the above transfer restrictions may only occur with our consent. As our Managing Partners control the management of our company, however, they have discretion to cause us to grant one or more such waivers. Accordingly, the above transfer restrictions might not be effective in preventing our Managing Partners from selling or transferring their Pecuniary Interests.
Indemnity
Carried interest income from our funds can be distributed to us on a current basis, but is subject to repayment by the subsidiaries of the Apollo Operating Group that act as general partners of the funds in the event that certain specified return thresholds are not ultimately achieved. The Managing Partners, Contributing Partners and certain other investment professionals have personally guaranteed, subject to certain limitations, the obligations of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint and are limited to a particular Managing Partner’s, Contributing Partner’s or other investment professional’s distributions. Pursuant to the Managing Partner Shareholders Agreement, we agreed to indemnify each of our Managing Partners and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of Fund IV, Fund V and Fund VI (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that our Managing Partners and Contributing Partners have contributed or sold to the Apollo Operating Group.
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
Registration Rights
Pursuant to the Managing Partner Shareholders Agreement, we have granted Holdings, an entity through which our Managing Partners and Contributing Partners own their AOG Units, and its permitted transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act our Class A shares held or acquired by them. Under the Managing Partner Shareholders Agreement, the registration rights holders (i) have “demand” registration rights that require us to register under the Securities Act the Class A shares that they hold or acquire, (ii) may require us to make available registration statements permitting sales of Class A shares they hold or acquire in the market from time to time over an extended period and (iii) have the ability to exercise certain piggyback registration rights in connection with registered offerings requested by other registration rights holders or initiated by us. We have agreed to indemnify each registration rights holder and certain related parties against any losses or damages resulting from any untrue statement or omission of material fact in any registration statement or prospectus pursuant to which such holder sells our shares, unless such liability arose from the holder’s misstatement or omission, and each registration rights holder has agreed to indemnify us against all losses caused by his misstatements or omissions. We have filed a shelf registration statement in connection with the rights described above.
Roll-Up Agreements
Pursuant to the Roll-Up Agreements, the Contributing Partners received interests in Holdings, which we refer to as AOG Units, in exchange for their contribution of assets to the Apollo Operating Group. The AOG Units received by our Contributing Partners and any units into which they have been exchanged are fully vested. AOG Units were subject to a lock-up until two years after our IPO. Thereafter, 7.5% of the AOG Units became, or will become, tradable on each of the second, third, fourth and fifth anniversaries of our IPO, with the remaining AOG Units becoming tradable on the sixth anniversary of our IPO or upon subsequent vesting. Our Contributing Partners have the ability to direct Holdings to exercise Holdings’ registration rights described above under “-Managing Partner Shareholders Agreement-Registration Rights.”
Under their Roll-Up Agreements, each of our Contributing Partners is subject to a noncompetition provision until the first anniversary of the date of termination of his service as a partner to us. During that period, our Contributing Partners are prohibited from (i) engaging in any business activity in which we operate, (ii) rendering any services to any alternative asset management business (other than that of us or our affiliates) that involves primarily (i.e., more than 50%) third-party capital or (iii) acquiring a financial interest in, or becoming actively involved with, any competitive business (other than as a passive holding of a specified percentage of publicly traded companies). In addition, our Contributing Partners are subject to nonsolicitation, nonhire and noninterference covenants during employment and for at least 12 months thereafter. Our Contributing Partners are also bound to a nondisparagement covenant with respect to us and our Contributing Partners and to confidentiality restrictions. Resignation by any of our Contributing Partners shall require ninety days’ notice. Any restricted period applicable to a Contributing Partner will commence after the ninety-day notice of termination period.
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
Amended and Restated Tax Receivable Agreement
As a result of each of AMH Holdings (Cayman), L.P. and the Apollo Operating Group entities controlled by it or Apollo Management Holdings, L.P. having made an election under Section 754 of the Internal Revenue Code, any exchanges by a Managing Partner or Contributing Partner of AOG Units that he owns through Holdings (together with the corresponding interest in our Class B share) for our Class A shares in a taxable transaction may result in an adjustment to the tax basis of a portion of the assets owned by the Apollo Operating Group at the time of the exchange. The taxable exchanges may result in increases in the tax depreciation and amortization deductions from depreciable and amortizable assets, as well as an increase in the tax basis of other assets, of the Apollo Operating Group that otherwise would not have been available. A portion of these increases in tax depreciation and amortization deductions, as well as the increase in the tax basis of such other assets, will reduce the amount of tax that APO Corp. would otherwise be required to pay in the future. Additionally, our acquisition of AOG Units from the Managing Partners or Contributing Partners, such as our acquisition of AOG Units from the Managing Partners in the Strategic Investors Transaction, have resulted, and may continue to result, in increases in tax deductions and tax basis that reduces the amount of tax that APO Corp. would otherwise be required to pay in the future.
APO Corp. has entered into a tax receivable agreement with our Managing Partners and Contributing Partners that provides for the payment by APO Corp. to an exchanging or selling Managing Partner or Contributing Partner of 85% of the amount of actual cash savings, if any, in U.S. Federal, state, local and foreign income tax that APO Corp. realizes (or is deemed to realize in the case of an early termination payment by APO Corp. or a change of control, as discussed below) as a result of these increases in tax deductions and tax basis, and certain other tax benefits, including imputed interest expense, related to payments pursuant to the tax receivable agreement. APO Corp. expects to benefit from the remaining 15% of actual cash savings, if any, in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that APO Corp. would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of the applicable Apollo Operating Group entity as a result of the transaction and had APO Corp. not entered into the tax receivable agreement. The tax savings achieved may not ensure that we have sufficient cash available to pay our tax liability or generate additional distributions to our investors. Also, we may need to incur additional debt to repay the tax receivable agreement if our cash flow needs are not met. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless APO Corp. exercises the right to terminate the tax receivable agreement by paying an amount based on the present value of payments remaining to be made under the agreement with respect to units that have been exchanged or sold and units which have not yet been exchanged or sold. Such present value will be determined based on certain assumptions, including that APO Corp. would have sufficient taxable income to fully utilize the deductions that would have arisen from the increased tax deductions and tax basis and other benefits related to the tax receivable agreement. In the event that other of our current or future U.S. subsidiaries become taxable as corporations and acquire AOG Units in the future, or if we become taxable as a corporation for U.S. Federal income tax purposes, each U.S. corporation will become subject to a tax receivable agreement with substantially similar terms. In connection with an amendment of the AMH partnership agreement in April 2010, the tax receivable agreement was revised to reflect the Managing Partners’ agreement to defer 25% of required payments pursuant to the tax receivable agreement that were attributable to the 2010 fiscal year until 2015.
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

•	the taxability of exchanges-to the extent an exchange is not taxable for any reason, increased deductions will not be available; and

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
Strategic Relationship Agreement
On April 20, 2010, we announced a new strategic relationship agreement with CalPERS, whereby we agreed to reduce management fees and other fees charged to CalPERS on funds we manage, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that we will not use a placement agent in connection with securing any future capital commitments from CalPERS. Through December 31, 2015, the Company had reduced fees charged to CalPERS on the funds it manages by approximately $100.7 million.
Strategic Investors Transaction
On July 13, 2007, we sold securities to the Strategic Investors in return for a total investment of $1.2 billion. Through our intermediate holding companies, we used all of the proceeds from the issuance of such securities to the Strategic Investors to purchase AOG Units from our Managing Partners, and to purchase from our Contributing Partners a portion of their points. The Strategic Investors hold non-voting Class A shares, which represented 24.9% of our issued and outstanding Class A shares and 11.3% of the economic interest in the Apollo Operating Group, in each case as of December 31, 2015.
As all of their holdings in us are non-voting, neither of the Strategic Investors has any means for exerting control over our company.
Lenders Rights Agreement
In connection with the Strategic Investors Transaction, we entered into a shareholders agreement, or the “Lenders Rights Agreement,” with the Strategic Investors.
Transfer Restrictions
Each Strategic Investor may transfer (i) up to 75% of its non-voting Class A shares at any time after the fourth anniversary and prior to the fifth anniversary of our IPO and (ii) 100% of its non-voting Class A shares at any time after the fifth anniversary of our IPO.
Notwithstanding the foregoing, at no time following the registration effectiveness date may a Strategic Investor make a transfer representing 2% or more of our total Class A shares to any one person or group of related persons.
Registration Rights
Pursuant to the Lenders Rights Agreement, each Strategic Investor is afforded four demand registrations with respect to its non-voting Class A shares, covering offerings of at least 2.5% of our total equity ownership and customary piggyback registration rights. All cutbacks between the Strategic Investors and Holdings (or its partners) in any such demand registration shall be pro rata based upon the number of shares available for sale at such time (regardless of which party exercises a demand).
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
The partnership agreements of the Apollo Operating Group partnerships also provide that substantially all of our expenses, including substantially all expenses solely incurred by or attributable to Apollo Global Management, LLC, will be borne by the Apollo Operating Group; provided that obligations incurred under the tax receivable agreement by Apollo Global Management, LLC and its wholly-owned subsidiaries, income tax expenses of Apollo Global Management, LLC and its wholly-owned subsidiaries and indebtedness incurred by Apollo Global Management, LLC and its wholly-owned subsidiaries shall be borne solely by Apollo Global Management, LLC and its wholly-owned subsidiaries.
Employment Arrangements
Please see the section entitled “Item 11. Executive Compensation-Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table” and “-Potential Payments upon Termination or Change in Control” for a description of the employment agreements of our named executive officers who have employment agreements.
In addition, Joshua Black and Benjamin Black, sons of Leon Black, are each employed by the Company as a Principal and an Associate, respectively, in the Company’s private equity business. They are each entitled to receive a base salary, incentive compensation and employee benefits comparable to those offered to similarly situated employees of the Company. Each is also eligible to receive an annual performance-based bonus in an amount determined by the Company in its discretion.
Reimbursements
In the normal course of business, our personnel have made use of aircraft owned as personal assets by Messrs. Black, Rowan and Harris. Messrs. Black, Rowan and Harris paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by us for the business use of these aircraft by Messrs. Black, Rowan and Harris and other of our personnel totaled $947,963, $1,770,837 and $988,154 for 2015 to Messrs. Black, Rowan and Harris, respectively (which amounts are determined based on the lower of the actual costs of operating the aircraft or a specified hourly market rate).
Investments In Apollo Funds
Our directors and executive officers are generally permitted to invest their own capital (or capital of estate planning vehicles that they control) directly in our funds and affiliated entities. In general, such investments are not subject to management fees, and in certain instances, may not be subject to carried interest. The opportunity to invest in our funds in the same manner is available to all of the senior Apollo professionals and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. From our inception through December 31, 2015, our professionals have committed or invested approximately $1.2 billion of their own capital to our funds.
The amount invested in our investment funds by our directors and executive officers (and their estate planning vehicles) during 2015 was $14,938,433, $15,905,028, $7,807,205, $2,530,157 and $262,832 for Messrs. Black, Harris, Rowan, Suydam, and Kelly, respectively. The amount of distributions, including profits and return of capital to our directors and executive officers (and their estate planning vehicles) during 2015 was $17,850,541, $15,515,746, $7,715,598, $2,516,110 and $7,718 for Messrs. Black, Harris, Rowan, Suydam, and Kelly, respectively.
Sub-Advisory Arrangements and Strategic Investment Accounts
From time to time, we have entered into sub-advisory arrangements with, or established strategic investment accounts for, certain of our directors and executive officers or vehicles they manage. Such arrangements have been approved in advance in accordance with our policy regarding transactions with related persons.  In addition, such sub-advisory arrangements or strategic investment accounts have been entered into with, or advised by, an Apollo entity serving as investment advisor registered under the Investment Advisers Act, and any fee arrangements, if applicable, have been on an arms-length basis. The amount of such fees paid by our directors and executive officers or vehicles they manage to the Company during 2015 was $162,291 for Mr. Rowan.
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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities") for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015		2014
	(in thousands)
Audit fees	$10,185	(1)	$12,810	(1)
Audit fees for Apollo fund entities	20,389	(2)	20,413	(2)
Audit-related fees	6,138	(3)(4)	7,360	(3)(4)
Tax fees	2,188	(5)	3,275	(5)
Tax fees for Apollo fund entities	19,150	(2)	16,857	(2)

(1)
Audit fees consisted of fees for (a) the audits of our consolidated financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (b) reviews of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q.

(2)	Audit and Tax fees for Apollo fund entities consisted of services to investment funds managed by Apollo in its capacity as the general partner and/or manager of such entities.

(3)	Audit-related fees consisted of comfort letters, consents and other services related to SEC and other regulatory filings.

(4)	Includes audit-related fees for Apollo fund entities of $0.9 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively.

(5)	Tax fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.

Our audit committee charter requires the audit committee of our board of directors to approve in advance all audit and non-audit related services to be provided by our independent registered public accounting firm. All services reported in the Audit, Audit-related, Tax and Other categories above were approved by the committee.

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Exhibit Description

2.1
Transaction Agreement, dated as of August 6, 2015, by and among AMH Holdings (Cayman), L.P., AR Capital, LLC and AR Global, LLC. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-Q for the period ended September 30, 2015 (File No. 001-35107)).

2.2
Termination Agreement and Release, dated as of November 8, 2015, by and among AMH Holdings (Cayman), L.P., Apollo Management Holdings, L.P., Apollo Principal Holdings I, L.P., AR Capital, LLC, AR Global Investments, LLC, Nicholas S. Schorsch, Peter M. Budko, William M. Kahane, Edward M. Weil, Jr. and Brian S. Block. (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 10-Q for the period ended September 30, 2015 (File No. 001-35107)).

2.3
Membership Interest Purchase Agreement, dated as of August 6, 2015, by and among Apollo
Management Holdings, L.P., RCS Capital Corporation and RCS Capital Holdings, LLC. (incorporated by reference to Exhibit 2.3 to the Registrant’s Form 10-Q for the period ended September 30, 2015 (File No. 001-35107)).

2.4
First Amendment to the Membership Interest Purchase Agreement, dated as of August 19, 2015, by and among Apollo Management Holdings, L.P., RCS Capital Corporation and RCS Capital Holdings, LLC. (incorporated by reference to Exhibit 2.4 to the Registrant’s Form 10-Q for the period ended September 30, 2015 (File No. 001-35107)).

2.5
Amended and Restated Membership Interest Purchase Agreement, dated as of November 8, 2015, by and among RCS Capital Corporation, RCS Capital Holdings, LLC and Apollo Management Holdings, L.P. (incorporated by reference to Exhibit 2.5 to the Registrant’s Form 10-Q for the period ended September 30, 2015 (File No. 001-35107)).

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

4.6
Registration Rights Agreement, dated as of August 19, 2015, by and among RCS Capital Corporation and Apollo Principal Holdings I, L.P. (incorporated by reference to Exhibit 4.6 to the Registrant’s Form 10-Q for the period ended September 30, 2015 (File No. 001-35107)).

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

+10.30	Apollo Management Companies AAA Unit Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.31
Non-Qualified Share Option Agreement pursuant to the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan with Marc Spilker dated December 2, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.32	Amended Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the period ended March 31, 2014 (File No. 001-35107)).

+10.33	Employment Agreement with Martin Kelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

Exhibit Number	Exhibit Description

10.34
Second Amended and Restated Exempted Limited Partnership Agreement of AMH Holdings (Cayman), L.P., dated November 30, 2012 (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the period ended June 30, 2015 (File No. 001-35107)).

+10.35
Amended and Restated Limited Partnership Agreement of Apollo Advisors VI, L.P., dated as of April 14, 2005 and amended as of August 26, 2005 (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.36
Third Amended and Restated Limited Partnership Agreement of Apollo Advisors VII, L.P. dated as of July 1, 2008 and effective as of August 30, 2007 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.37
Third Amended and Restated Limited Partnership Agreement of Apollo Credit Opportunity Advisors I, L.P., dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.38
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

10.44
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

10.45
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

+10.46
Form of Letter Agreement under the Amended and Restated Limited Partnership Agreement of Apollo Advisors VIII, L.P. effective as of January 1, 2014 (incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.47
Form of Award Letter under the Amended and Restated Limited Partnership Agreement of Apollo Advisors VIII, L.P. effective as of January 1, 2014 (incorporated by reference to Exhibit 10.57 to the Registrant’s Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.48
Amended and Restated Limited Partnership Agreement of Apollo EPF Advisors, L.P., dated as of February 3, 2011 (incorporated by reference to Exhibit 10.52 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

+10.49
First Amended and Restated Exempted Limited Partnership Agreement of Apollo EPF Advisors II, L.P. dated as of April 9, 2012 (incorporated by reference to Exhibit 10.53 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

+10.50
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

+10.52
Second Amended and Restated Agreement of Limited Partnership of Apollo Credit Opportunity Advisors III (APO FC), L.P., dated as of December 18, 2014 (incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

+10.53
Form of Award Letter under Second Amended and Restated Agreement of Limited Partnership of Apollo Credit Opportunity Advisors III (APO FC), L.P. (incorporated by reference to Exhibit 10.57 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

10.54
Guaranty and Support Agreement, dated as of August 6, 2015, by and among AMH Holdings (Cayman), L.P., Nicholas S. Schorsch, Peter M. Budko, William M. Kahane, Edward M. Weil, Jr. and Brian S. Block. (incorporated by reference to Exhibit 10.59 to the Registrant’s Form 10-Q for the period ended September 30, 2015 (File No. 001-35107)).

10.55
Investment Agreement, dated as of August 6, 2015, by and between Apollo Management Holdings, L.P. and RCS Capital Corporation. (incorporated by reference to Exhibit 10.60 to the Registrant’s Form 10-Q for the period ended September 30, 2015 (File No. 001-35107)).

Exhibit Number	Exhibit Description

*21.1	Subsidiaries of Apollo Global Management, LLC

*23.1	Consent of Deloitte & Touche LLP.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Scheme Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

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

Apollo Global Management, LLC
(Registrant)

Date: February 29, 2016	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Leon Black	Chairman and Chief Executive Officer and Director (principal executive officer)	February 29, 2016
Leon Black

/s/ Martin Kelly	Chief Financial Officer (principal financial officer)	February 29, 2016
Martin Kelly

/s/ Chris Weidler	Chief Accounting Officer	February 29, 2016
Chris Weidler	(principal accounting officer)

/s/ Joshua Harris	Senior Managing Director and Director	February 29, 2016
Joshua Harris

/s/ Marc Rowan	Senior Managing Director and Director	February 29, 2016
Marc Rowan

/s/ Michael Ducey	Director	February 29, 2016
Michael Ducey

/s/ Paul Fribourg	Director	February 29, 2016
Paul Fribourg

/s/ Robert Kraft	Director	February 29, 2016
Robert Kraft

/s/ AB Krongard	Director	February 29, 2016
AB Krongard

/s/ Pauline Richards	Director	February 29, 2016
Pauline Richards