Form 10-Q
period 2016-03-31
Apollo Global Management LLC
filed 2016-05-10
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016 OR

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2016 there were 183,401,191 Class A shares and 1 Class B share outstanding.

Forward-Looking Statements
This quarterly report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this quarterly report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to our dependence on certain key personnel, our ability to raise new private equity, credit or real estate funds, market conditions generally, our ability to manage our growth, fund performance, changes in our regulatory environment and tax status, the variability of our revenues, net income and cash flow, our use of leverage to finance our businesses and investments by our funds and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on February 29, 2016 (the “2015 Annual Report”); as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this quarterly report and in our other filings. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.
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

“AUM with Future Management Fee Potential” refers to the committed uninvested capital portion of total AUM not currently earning management fees. The amount depends on the specific terms and conditions of each fund;
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
“drawdown” refers to commitment-based funds and certain SIAs in which investors make a commitment to provide capital at the formation of such funds and SIAs and deliver capital when called as investment opportunities become available. It includes assets of Athene Holding Ltd. (“Athene Holding”) and its subsidiaries (collectively “Athene”) managed by Athene Asset Management, L.P. (“Athene Asset Management” or “AAM”) that are invested in commitment-based funds;
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund) on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on March 31, 2016 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, carried interest and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors;
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
“gross IRR” of a real estate fund represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on March 31, 2016 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, carried interest, and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date;
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
“net IRR” of a real estate fund represents the cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of March 31, 2016 or other date specified is paid to investors), excluding certain non-fee and non-carry bearing parties, and the return is annualized and compounded after management fees, carried interest, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date;
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
“permanent capital vehicles” refers to (a) assets that are managed by Athene Asset Management and another affiliate of Apollo that provides advisory services to Athene Deutschland and its subsidiaries (“Athene Germany”), (b) assets that are owned by or related to MidCap FinCo Limited (“MidCap”) and managed by Apollo Capital Management, L.P., (c) assets of publicly traded vehicles managed by Apollo such as AP Alternative Assets, L.P. (“AAA”), Apollo Investment Corporation (“AINV”), Apollo Commercial Real Estate Finance, Inc. (“ARI”), Apollo Residential Mortgage, Inc. (“AMTG”), Apollo Tactical Income Fund Inc. (“AIF”), and Apollo Senior Floating Rate Fund Inc. (“AFT”), in each case that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law and (d) a non-traded business development company sub-advised by Apollo. The investment management arrangements of AINV, AIF and AFT have one year terms, are reviewed annually and remain in effect only if approved by the boards of directors of such companies or by the affirmative vote of the holders of a majority of the outstanding voting shares of such companies, including in either case, approval by a majority of the directors who are not “interested persons” as defined in the Investment Company Act of 1940. In addition, the investment management arrangements of AINV, AIF and AFT may be terminated in certain circumstances upon 60 days’ written notice. The investment management arrangements of ARI and AMTG have one year terms and are reviewed annually by each company’s board of directors and may be terminated under certain circumstances by an affirmative vote of at least two-thirds of such company’s independent directors. The investment management arrangements between MidCap and Apollo Capital Management, L.P. and Athene and Athene Asset Management, may also be terminated under certain circumstances;
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

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
MARCH 31, 2016 AND DECEMBER 31, 2015
(dollars in thousands, except share data)

	March 31, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$542,483	$612,505
Cash and cash equivalents held at consolidated funds	6,920	4,817
Restricted cash	5,356	5,700
Investments	1,133,559	1,154,749
Assets of consolidated variable interest entities:
Cash and cash equivalents	33,133	56,793
Investments, at fair value	963,793	910,566
Other assets	59,582	63,413
Carried interest receivable	490,403	643,907
Due from affiliates	261,903	247,835
Deferred tax assets	650,175	646,207
Other assets	96,476	95,844
Goodwill	88,852	88,852
Intangible assets, net	28,132	28,620
Total Assets	$4,360,767	$4,559,808
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$98,661	$92,012
Accrued compensation and benefits	50,131	54,836
Deferred revenue	175,536	177,875
Due to affiliates	594,254	594,536
Profit sharing payable	257,504	295,674
Debt	1,046,012	1,025,255
Liabilities of consolidated variable interest entities:
Debt, at fair value	834,618	801,270
Other liabilities	74,032	85,982
Other liabilities	43,025	43,387
Total Liabilities	3,173,773	3,170,827
Commitments and Contingencies (see note 13)
Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Class A shares, no par value, unlimited shares authorized, 183,401,191 and 181,078,937 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Additional paid in capital	1,957,692	2,005,509
Accumulated deficit	(1,403,254)	(1,348,384)
Accumulated other comprehensive loss	(5,078)	(7,620)
Total Apollo Global Management, LLC shareholders’ equity	549,360	649,505
Non-Controlling Interests in consolidated entities	89,000	86,561
Non-Controlling Interests in Apollo Operating Group	548,634	652,915
Total Shareholders’ Equity	1,186,994	1,388,981
Total Liabilities and Shareholders’ Equity	$4,360,767	$4,559,808
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Advisory and transaction fees from affiliates, net	$7,999	$9,543
Management fees from affiliates	233,795	224,889
Carried interest income (loss) from affiliates	(120,968)	68,592
Total Revenues	120,826	303,024
Expenses:
Compensation and benefits:
Salary, bonus and benefits	97,234	87,633
Equity-based compensation	14,002	20,103
Profit sharing expense	(37,605)	48,629
Total Compensation and Benefits	73,631	156,365
Interest expense	7,873	7,440
General, administrative and other	27,744	22,771
Professional fees	16,434	14,964
Occupancy	9,822	9,958
Placement fees	1,764	1,520
Depreciation and amortization	4,631	10,978
Total Expenses	141,899	223,996
Other Income (Loss):
Net gains (losses) from investment activities	(56,469)	2,118
Net gains from investment activities of consolidated variable interest entities	1,319	1,328
Loss from equity method investments	(3,817)	(1,061)
Interest income	585	725
Other income (loss), net	(253)	4,874
Total Other Income (Loss)	(58,635)	7,984
Income (Loss) before income tax (provision) benefit	(79,708)	87,012
Income tax (provision) benefit	5,147	(5,514)
Net Income (Loss)	(74,561)	81,498
Net (income) loss attributable to Non-Controlling Interests	41,733	(50,571)
Net Income (Loss) Attributable to Apollo Global Management, LLC	$(32,828)	$30,927
Distributions Declared per Class A Share	0.28	0.86
Net Income (Loss) Per Class A Share:
Net Income (Loss) Available to Class A Share – Basic	$(0.19)	$0.09
Net Income (Loss) Available to Class A Share – Diluted	$(0.19)	$0.09
Weighted Average Number of Class A Shares Outstanding – Basic	182,665,330	165,968,620
Weighted Average Number of Class A Shares Outstanding – Diluted	182,665,330	165,968,620
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2016	2015
Net Income (Loss)	$(74,561)	$81,498
Other Comprehensive Income (Loss), net of tax:
Allocation of currency translation adjustment of consolidated CLOs and funds (net of taxes of $0.6 million for Apollo Global Management, LLC for the three months ended March 31, 2016 and $0.0 million for Non-Controlling Interests in Apollo Operating Group for the three months ended March 31, 2016)	6,101	(10,207)
Net gain from change in fair value of cash flow hedge instruments	26	26
Net loss on available-for-sale securities	(951)	(33)
Total Other Comprehensive Income (Loss), net of tax	5,176	(10,214)
Comprehensive Income (Loss)	(69,385)	71,284
Comprehensive (Income) Loss attributable to Non-Controlling Interests	39,099	(45,395)
Comprehensive Income (Loss) Attributable to Apollo Global Management, LLC	$(30,286)	$25,889
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Additional Paid in Capital	Accumulated Deficit	Appropriated Partners’ Capital	Accumulated Other Comprehensive Loss	Total Apollo Global Management, LLC Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2015	163,046,554	1	$2,254,283	$(1,400,661)	$933,166	$(306)	$1,786,482	$3,222,195	$934,784	$5,943,461
Cumulative effect adjustment from adoption of accounting guidance	—	—	1,771	(3,350)	(933,166)	—	(934,745)	(3,134,518)	—	(4,069,263)
Dilution impact of issuance of Class A shares	—	—	965	—	—	—	965	—	—	965
Capital increase related to equity-based compensation	—	—	17,383	—	—	—	17,383	—	—	17,383
Capital contributions	—	—	—	—	—	—	—	5,037	—	5,037
Distributions	—	—	(159,658)	—	—	—	(159,658)	(2,811)	(191,311)	(353,780)
Payments related to deliveries of Class A shares for RSUs	4,640,825	—	2,451	—	—	—	2,451	—	—	2,451
Exchange of AOG Units for Class A shares	225,000	—	964	—	—	—	964	—	(964)	—
Net income (loss)	—	—	—	30,927	(2,406)	—	28,521	4,965	48,012	81,498
Allocation of currency translation adjustment of consolidated CLO entities	—	—	—	—	—	(2,610)	(2,610)	(7,597)	—	(10,207)
Change in cash flow hedge instruments	—	—	—	—	—	11	11	—	15	26
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(33)	(33)	—	—	(33)
Balance at March 31, 2015	167,912,379	1	$2,118,159	$(1,373,084)	$(2,406)	$(2,938)	$739,731	$87,271	$790,536	$1,617,538
Balance at January 1, 2016	181,078,937	1	$2,005,509	$(1,348,384)	$—	$(7,620)	$649,505	$86,561	$652,915	$1,388,981
Dilution impact of issuance of Class A shares	—	—	190	—	—	—	190	—	—	190
Capital increase related to equity-based compensation	—	—	18,467	—	—	—	18,467	—	—	18,467
Capital contributions	—	—	—	—	—	—	—	33	—	33
Distributions	—	—	(53,555)	—	—	—	(53,555)	(2,249)	(60,527)	(116,331)
Payments related to deliveries of Class A shares for RSUs and restricted shares	3,276,701	—	—	(22,042)	—	—	(22,042)	—	—	(22,042)
Repurchase of Class A shares	(954,447)	—	(12,919)	—	—	—	(12,919)	—	—	(12,919)
Net income (loss)	—	—	—	(32,828)	—	—	(32,828)	2,035	(43,768)	(74,561)
Allocation of currency translation adjustment of consolidated CLOs and fund entities	—	—	—	—	—	3,481	3,481	2,620	—	6,101
Change in cash flow hedge instruments	—	—	—	—	—	12	12	—	14	26
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(951)	(951)	—	—	(951)
Balance at March 31, 2016	183,401,191	1	$1,957,692	$(1,403,254)	$—	$(5,078)	$549,360	$89,000	$548,634	$1,186,994
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$(74,561)	$81,498
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	14,002	20,103
Depreciation and amortization	4,631	10,978
Unrealized (gains) losses from investment activities	55,702	(1,761)
Cash distributions of earnings from equity method investments	4,641	2,421
Loss from equity method investments	3,817	1,061
Deferred taxes, net	(4,296)	17,260
Other non-cash amounts included in net income (loss), net	2,573	(17,402)
Changes in assets and liabilities:
Carried interest receivable	153,504	1,081
Due from affiliates	(12,243)	(10,578)
Accounts payable and accrued expenses	6,649	7,215
Accrued compensation and benefits	(6,750)	(6,952)
Deferred revenue	(1,497)	21,051
Due to affiliates	(282)	(22,376)
Profit sharing payable	(32,650)	25,690
Changes in other assets and other liabilities, net	(2,011)	(18,594)
Apollo Funds related:
Net realized and unrealized gains from investing activities and debt	(2,341)	(3,222)
Change in cash held at consolidated variable interest entities	23,569	184,560
Purchases of investments	(118,974)	(168,140)
Proceeds from sale of investments and liquidating distributions	117,664	78,842
Changes in other assets and other liabilities, net	(6,953)	(100,732)
Net Cash Provided by Operating Activities	$124,194	$102,003
Cash Flows from Investing Activities:
Purchases of fixed assets	$(2,309)	$(2,803)
Purchase of investments	(24,597)	—
Cash contributions to equity method investments	(42,649)	(36,419)
Cash distributions from equity method investments	10,447	7,287
Other investing activities	2,109	(9,918)
Net Cash Used in Investing Activities	$(56,999)	$(41,853)
Cash Flows from Financing Activities:
Issuance of debt	18,446	—
Purchase of Class A shares	(12,919)	—
Payments related to deliveries of Class A shares for RSUs	(22,042)	—
Distributions paid	(53,555)	(144,394)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(60,527)	(191,311)
Other financing activities	(4,528)	(5,289)
Apollo Funds related:
Contributions from Non-Controlling Interests in consolidated variable interest entities	11	5,037
Net Cash Used in Financing Activities	$(135,114)	$(335,957)
Net Decrease in Cash and Cash Equivalents	(67,919)	(275,807)
Cash and Cash Equivalents, Beginning of Period	617,322	1,205,663
Cash and Cash Equivalents, End of Period	$549,403	$929,856
Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,645	$2,639
Interest paid by consolidated variable interest entities	6,168	5,775
Income taxes paid	1,327	1,860
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash contributions to equity method investments	$—	$31,347
Non-cash distributions from equity method investments	(1,114)	(2,704)
Supplemental Disclosure of Non-Cash Financing Activities:
Declared and unpaid distributions	$—	$(15,264)
Capital increases related to equity-based compensation	18,467	17,383
Other non-cash financing activities	223	932
Adjustments related to exchange of Apollo Operating Group units:
Non-Controlling Interest in Apollo Operating Group	$—	$964
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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP for interim financial information and instructions to the Quarterly Report on Form 10-Q. The condensed consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting only of normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries, the consolidated entities which are considered to be variable interest entities (“VIEs”) and for which the Company is considered the primary beneficiary, and certain entities which are not considered VIEs but which the Company controls through a majority voting interest. Intercompany accounts and transactions, if any, have been eliminated upon consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2015 included in the 2015 Annual Report.
Certain reclassifications, when applicable, have been made to the prior period’s condensed consolidated financial statements and notes to conform to the current period’s presentation and are disclosed accordingly.
Organization of the Company
The Company was formed as a Delaware limited liability company on July 3, 2007 and completed a reorganization of its predecessor businesses on July 13, 2007 (the “2007 Reorganization”). The Company is managed and operated by its manager, AGM Management, LLC, which in turn is indirectly wholly-owned and controlled by Leon Black, Joshua Harris and Marc Rowan, our Managing Partners.
As of March 31, 2016, the Company owned, through five intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, APO Asset Co., LLC, a Delaware limited liability company that is a disregarded entity for U.S. federal income tax purposes, APO (FC), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes, APO (FC II), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes and APO UK (FC), Limited, a United Kingdom incorporated company that is treated as a corporation for U.S. federal income tax purposes (collectively, the “Intermediate Holding Companies”), 45.9% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly-owned subsidiaries.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and certain of the Company’s other partners (the “Contributing Partners”) indirectly beneficially own interests in each of the partnerships that comprise the Apollo Operating Group (“AOG Units”). As of March 31, 2016, Holdings

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

owned the remaining 54.1% of the economic interests in the Apollo Operating Group. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.
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
In February 2015, the Financial Accounting Standards Board (“FASB”) issued new consolidation guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. During the second quarter of 2015, the Company elected to adopt this new guidance using the modified retrospective method, which resulted in an effective date of adoption of January 1, 2015. Amounts presented in the condensed consolidated financial statements for the three months ended March 31, 2015 have been adjusted from amounts previously disclosed for the three months ended March 31, 2015 to reflect the adoption of this accounting guidance as of January 1, 2015.
Pursuant to the new consolidation guidance, the Company first evaluates whether it holds a variable interest in an entity. Fees that are customary and commensurate with the level of services provided, and where the Company doesn’t hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered a variable interest. Apollo factors in all economic interests including proportionate interests through related parties, to determine if fees are considered a variable interest. As Apollo’s interests in many of these entities are solely through carried interests, performance fees, and/or insignificant indirect interests through related parties, Apollo is not considered to have a variable interest in many of these entities under the new guidance and no further consolidation analysis is performed. For entities where the Company has determined that it does hold a variable interest, the Company performs an assessment to determine whether each of those entities qualify as a variable interest entity (“VIE”).
The determination as to whether an entity qualifies as a VIE depends on the facts and circumstances surrounding each entity and therefore certain of Apollo’s funds may qualify as VIEs under the variable interest model whereas others may qualify as voting interest entities (“VOE”s) under the voting interest model. The granting of substantive kick-out rights is a key consideration in determining whether a limited partnership or similar entity is a VIE and whether or not that entity should be consolidated.
Under the voting interest model, Apollo consolidates those entities it controls through a majority voting interest. Apollo does not consolidate those VOEs in which substantive kick-out rights have been granted to the unaffiliated investors to either dissolve the fund or remove the general partner.
Under the variable interest model, Apollo consolidates those entities where it is determined that the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it has a controlling financial interest in the VIE. When Apollo alone is not considered to have a controlling financial interest in the VIE but Apollo and its related parties under common control in the aggregate have a controlling financial interest in the VIE, Apollo will still be deemed primary beneficiary if it is the party that is most closely associated with the VIE. When Apollo and its related parties not under common control in the aggregate have a controlling financial interest in the VIE then Apollo would be deemed to be the primary beneficiary if substantially all the activities of the entity are performed on behalf of Apollo.
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
Assets and liabilities of the consolidated VIEs are primarily shown in separate sections within the condensed consolidated statements of financial condition as of March 31, 2016 and December 31, 2015. For additional disclosures regarding VIEs, see note 4.
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
Private Equity Investments
The value of liquid investments in Apollo’s private equity funds, where the primary market is an exchange (whether foreign or domestic) is determined using period end market prices. Such prices are generally based on the close price on the date of determination.
Valuation approaches used to estimate the fair value of investments in Apollo’s private equity funds that are less liquid include the market approach and the income approach. The market approach provides an indication of fair value based on a comparison of the subject company to comparable publicly traded companies and transactions in the industry. The market approach is driven more by current market conditions, including actual trading levels of similar companies and, to the extent available, actual transaction data of similar companies. Judgment is required by management when assessing which companies are similar to the subject company being valued. Consideration may also be given to such factors as the Company’s historical and projected financial data, valuations given to comparable companies, the size and scope of the Company’s operations, the Company’s strengths, weaknesses, expectations relating to the market’s receptivity to an offering of the Company’s securities, applicable restrictions on transfer, industry and market information and assumptions, general economic and market conditions and other factors deemed

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

relevant. The income approach provides an indication of fair value based on the present value of cash flows that a business or security is expected to generate in the future. The most widely used methodology in the income approach is a discounted cash flow method. Inherent in the discounted cash flow method are assumptions of expected results and a calculated discount rate.
Credit Investments
The majority of investments in Apollo’s credit funds are valued based on quoted market prices and valuation models. Quoted market prices are valued based on the average of the “bid” and the “ask” quotes provided by multiple brokers wherever possible without any adjustments.  Apollo will designate certain brokers to use to value specific securities.  In order to determine the designated brokers, Apollo considers the following: (i) brokers with which Apollo has previously transacted, (ii) the underwriter of the security and (iii) active brokers indicating executable quotes. In addition, when valuing a security based on broker quotes wherever possible Apollo tests the standard deviation amongst the quotes received and the variance between the concluded fair value and the value provided by a pricing service.  When broker quotes are not available Apollo considers the use of pricing service quotes or other sources to mark a position. When relying on a pricing service as a primary source, Apollo (i) analyzes how the price has moved over the measurement period, (ii) reviews the number of brokers included in the pricing service’s population and (iii) validates the valuation levels with Apollo’s pricing team and traders.
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
Real Estate Investments
The estimated fair value of commercial mortgage-backed securities (“CMBS”) in Apollo’s real estate funds is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value and may not necessarily represent what the funds would receive in an actual trade for the applicable instrument. Additionally, the loans held-for-investment are stated at the principal amount outstanding, net of deferred loan fees and costs for certain investments. The Company evaluates its loans for possible impairment on a quarterly basis. For Apollo’s real estate funds, valuations of non-marketable underlying investments are determined using methods that include, but are not limited to (i) discounted cash flow estimates or comparable analysis prepared internally, (ii) third party appraisals or valuations by qualified real estate appraisers and (iii) contractual sales value of investments/properties subject to bona fide purchase contracts. Methods (i) and (ii) also incorporate consideration of the use of the income, cost, or sales comparison approaches of estimating property values.
Fair Value of Financial Instruments
The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.
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
During the second quarter of 2015, the Company adopted the measurement alternative included in the collateralized financing entity (“CFE”) guidance using a modified retrospective approach by recording a cumulative-effect adjustment to shareholders’ equity as of January 1, 2015. Amounts presented in the condensed consolidated financial statements for the three months ended March 31, 2015 have been adjusted from amounts previously disclosed for the three months ended March 31, 2015 to reflect the adoption of this accounting guidance as of January 1, 2015. The Company measures both the financial assets and financial liabilities of the consolidated CLOs in its condensed consolidated financial statements using the fair value of the financial assets of the consolidated CLOs, which are more observable than the fair value of the financial liabilities of the consolidated CLOs. As a result, the financial assets of the consolidated CLOs are measured at fair value and the financial liabilities are measured in consolidation as: (i) the sum of the fair value of the financial assets and the carrying value of any non-financial assets that are incidental to the operations of the CLOs less (ii) the sum of the fair value of any beneficial interests retained by the reporting entity (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interest retained by the Company) using a reasonable and consistent methodology. Under the measurement alternative, the Company’s condensed consolidated net income reflects the Company’s own economic interests in the consolidated CLOs including (i) changes in the fair value of the beneficial interests retained by the Company and (ii) beneficial interests that represent compensation for collateral management services.
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
The consolidated VIEs also have debt obligations that are recorded at fair value. As previously noted, the Company measures CLO debt obligations on the basis of the fair value of financial assets of the CLO.
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
Advisory and Transaction Fees from Affiliates, Net—Advisory and transaction fees, including directors’ fees, are recognized when the underlying services rendered are substantially completed in accordance with the terms of the transaction and advisory agreements. Additionally, during the normal course of business, the Company incurs certain costs related to certain transactions that are not consummated (“broken deal costs”). These costs (e.g., research costs, due diligence costs, professional fees, legal fees and other related items) are determined to be broken deal costs upon management’s decision to no longer pursue the transaction. In accordance with the related fund agreement, in

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

the event the deal is deemed broken, all of the costs are reimbursed by the funds and then included as a component of the calculation of the Management Fee Offset (described below). If a deal is successfully completed, Apollo is reimbursed by the fund or fund’s portfolio company for all costs incurred and no offset is generated. As the Company acts as an agent for the funds it manages, any transaction costs incurred and paid by the Company on behalf of the respective funds relating to successful or broken deals are presented net on the Company’s condensed consolidated statements of operations, and any receivable from the respective funds is presented in due from affiliates on the condensed consolidated statements of financial condition.
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
Management Fees from Affiliates—Management fees for private equity, credit, and real estate funds are recognized in the period during which the related services are performed in accordance with the contractual terms of the related agreement, and are generally based upon (1) a percentage of the capital committed during the commitment period, and thereafter based on the remaining invested capital of unrealized investments, or (2) net asset value, gross assets or as otherwise defined in the respective agreements. Included in management fees are certain expense reimbursements where the Company is considered the principal under the agreements and is required to record the expense and related reimbursement revenue on a gross basis.
Carried Interest Income (Loss) from Affiliates—Apollo is entitled to an incentive return that can normally amount to as much as 20% of the total returns on a fund’s capital, depending upon performance. Performance-based fees are assessed as a percentage of the investment performance of the funds. The carried interest income from affiliates for any period is based upon an assumed liquidation of the fund’s net assets on the reporting date, and distribution of the net proceeds in accordance with the fund’s income allocation provisions. Carried interest receivable is presented separately in the condensed consolidated statements of financial condition. The carried interest income from affiliates may be subject to reversal to the extent that the carried interest income recorded exceeds the amount due to the general partner based on a fund’s cumulative investment returns. When applicable, the accrual for potential repayment of previously received carried interest income, which is a component of due to affiliates, represents all amounts previously distributed to the general partner that would need to be repaid to the Apollo funds if these funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner obligation, however, would not become payable or realized until the end of a fund’s life.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The Company sponsors a 401(k) savings plan whereby U.S.-based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the three months ended March 31, 2016.
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
Other Income (Loss), Net—Other income (loss), net includes the recognition of gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities, reversal of a portion of the tax receivable agreement liability (see note 12), gains arising from extinguishment of contingent consideration obligations and other miscellaneous non-operating income and expenses.
Non-Controlling Interests—For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. As of March 31, 2016, the Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings and other ownership interests in consolidated entities. Non-Controlling Interests also include limited partner interests of Apollo managed funds in certain consolidated VIEs.
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
Net Income (Loss) Per Class A Share—As Apollo has issued participating securities, U.S. GAAP requires use of the two-class method of computing earnings per share for all periods presented for each class of common stock and participating security as if all earnings for the period had been distributed. Under the two-class method, during periods of net income, the net income is first reduced for distributions declared on all classes of securities to arrive at undistributed earnings. During periods of net losses, the net loss is reduced for distributions declared on participating securities only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity. Participating

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

securities include vested and unvested restricted share units (“RSUs”) that participate in distributions, as well as unvested restricted shares.
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
Use of Estimates
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Apollo’s most significant estimates include goodwill, intangible assets, income taxes, carried interest income from affiliates, contingent consideration obligations related to acquisitions, non-cash compensation, and fair value of investments and debt. Actual results could differ materially from those estimates.
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
In May 2015, the FASB issued guidance to eliminate diversity in practice related to how certain investments measured at net asset value are categorized within the fair value hierarchy. The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Pursuant to the guidance, a reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. The Company adopted the guidance for the quarter ended March 31, 2016 and applied the guidance retrospectively. Adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements. See note 5 for further disclosure related to the adoption of this guidance.

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
In February 2016, the FASB issued guidance that amends the accounting for leases. The amended guidance requires recognition of a lease asset and a lease liability by lessees for leases classified as operating leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from existing guidance and accounting applied by a lessor is largely unchanged from existing guidance. The amended guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018. Early application is permitted for all entities. The Company is in the process of evaluating the impact that this guidance will have on its condensed consolidated financial statements.
In March 2016, the FASB issued guidance that amends the principal versus agent considerations for reporting revenue gross versus net. The amended guidance affects entities that enter into contracts with customers to transfer goods or services in exchange for consideration. Under the amended guidance, when another party is involved in providing goods or services to a customer, an entity must determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. The amended guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. The amended guidance affects the guidance in the new revenue standard issued in May 2014, which is not yet effective. The effective date and transition requirements for the amended guidance are the same as the effective date and transition requirements for the new revenue standard. The Company is in the process of evaluating the impact that this guidance will have on its condensed consolidated financial statements.
In March 2016, the FASB issued guidance that amends the accounting for employee share-based payment awards. The amended guidance affects all entities that issue share-based payment awards to their employees. The amended guidance affects several aspects of accounting for share-based payment transactions including: (1) accounting for income taxes: all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the statements of operations, (2) classification of excess tax benefits on the statements of cash flows: excess tax benefits should be classified along with other income tax cash flows as an operating activity, (3) forfeitures: an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur, (4) minimum statutory tax withholding requirements: the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions; and (5) classification of employee taxes paid on the statements of cash flows when an employer withholds shares for tax-withholding purposes: cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. The amended guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company is in the process of evaluating the impact that this guidance will have on its condensed consolidated financial statements.

3. INVESTMENTS
The following table represents Apollo’s investments:

	As of March 31, 2016	As of December 31, 2015
Investments, at fair value	$503,480	$539,080
Equity method investments	630,079	615,669
Total Investments	$1,133,559	$1,154,749

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
Net Gains (Losses) from Investment Activities
The following table presents the realized and net change in unrealized gains (losses) on investments, at fair value for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
Realized gains (losses) on sales of investments	$(288)	$16
Net change in unrealized gains (losses) due to changes in fair value(1)	(56,181)	2,102
Net gains (losses) from investment activities	$(56,469)	$2,118

(1)	Primarily relates to the Company’s investment in Athene Holding. See note 5 for further information regarding the Company’s investment in Athene Holding.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Equity method investments, excluding those for which the fair value option was elected, as of March 31, 2016 and December 31, 2015 consisted of the following:

	Equity Held as of
	March 31, 2016		% of Ownership		December 31, 2015		% of Ownership
Private Equity Funds:
AP Alternative Assets, L.P. (“AAA”)	$52,958		2.247%		$65,961		2.370%
AAA Investments, L.P. (“AAA Investments”)	1,498		0.057		1,676		0.057
Apollo Investment Fund IV, L.P. (“Fund IV”)	9		0.022		9		0.024
Apollo Investment Fund V, L.P. (“Fund V”)	58		0.045		57		0.048
Apollo Investment Fund VI, L.P. (“Fund VI”)	2,290		0.124		2,369		0.119
Apollo Investment Fund VII, L.P. (“Fund VII”)	54,930		1.247		58,334		1.245
Apollo Investment Fund VIII, L.P. (“Fund VIII”)	131,495		2.209		116,443		2.223
Apollo Natural Resources Partners, L.P. (“ANRP I”)	6,578		0.841		6,246		0.836
Apollo Natural Resources Partners II, L.P. (“ANRP II”)	8,395		2.415		5,194		2.447
AION Capital Partners Limited (“AION”)	15,447		5.912		16,497		5.938
VC Holdings, L.P. Series A (“Vantium A/B”)	13		6.450		15		6.450
VC Holdings, L.P. Series C (“Vantium C”)	48		2.071		63		2.071
VC Holdings, L.P. Series D (“Vantium D”)	168		6.345		169		6.345
Other	41		NM		41		NM
Total Private Equity Funds(5)	273,928				273,074
Credit Funds:
Apollo Special Opportunities Managed Account, L.P. (“SOMA”)	4,661		0.807		5,992		0.816
Apollo Value Strategic Fund, L.P. (“VIF”)	23		0.086		39		0.084
Apollo Strategic Value Fund, L.P. (“SVF”)	4		0.023		7		0.030
Apollo Credit Liquidity Fund, L.P. (“ACLF”)	2,264		4.149		2,253		4.106
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	1,450		1.948		1,463		1.954
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	1,334		1.523		1,281		1.523
Apollo Credit Opportunity Fund III, L.P. (“COF III”)	22,691		1.033		19,612		1.052
Apollo European Principal Finance Fund, L.P. (“EPF I”)	3,288		1.375		5,195		1.372
Apollo European Principal Finance Fund II, L.P. (“EPF II”)	50,473		1.760		47,867		1.760
Apollo Investment Europe II, L.P. (“AIE II”)	2,164		4.330		2,193		3.990
Apollo Investment Europe III, L.P. (“AIE III”)	4,413		2.920		3,917		2.920
Apollo Palmetto Strategic Partnership, L.P. (“Palmetto”)	14,802		1.186		15,158		1.186
Apollo Asia Private Credit Fund, L.P. (“APC”)	66		0.044		49		0.045
Apollo Senior Floating Rate Fund Inc. (“AFT”)	79		0.030		78		0.030
Apollo Residential Mortgage, Inc. (“AMTG”) (3)	3,893	(1)	1.053	(1)	3,997	(2)	0.707	(2)
Apollo European Credit, L.P. (“AEC”)	2,299		1.081		2,303		1.081
Apollo European Strategic Investments, L.P. (“AESI”)	2,150		0.990		2,323		0.990
Apollo European Strategic Investments II, L.P. (AESI II”)	1,434		0.990		1,224		0.990
Apollo Centre Street Partnership, L.P. (“ACSP”)	13,144		2.488		11,870		2.488
Apollo Investment Corporation (“AINV”) (4)	62,523	(1)	3.512	(1)	61,944	(2)	3.434	(2)
Apollo SK Strategic Investments, L.P. (“SK”)	1,043		1.026		1,152		0.990
Apollo SPN Investments I, L.P.	4,580		0.372		5,490		0.392
CION Investment Corporation (“CION”)	1,000		0.106		1,000		0.107
Apollo Tactical Income Fund Inc. (“AIF”)	71		0.032		73		0.031
Apollo Franklin Partnership, L.P. (“Franklin Fund”)	7,942		9.273		8,147		9.091
Apollo Zeus Strategic Investments, L.P. (“Zeus”)	8,186		3.398		7,764		3.398
Apollo Lincoln Fixed Income Fund, L.P.	2,167		1.049		1,941		1.041
Apollo Lincoln Private Credit Fund, L.P.	295		0.990		211		0.990
Apollo Structured Credit Recovery Master Fund III, L.P.	2,078		0.293		1,804		0.293
Apollo Total Return Fund L.P.	163		0.041		162		0.032
Apollo Credit Short Opportunities Fund L.P.	19		0.014		20		0.012
MidCap FinCo Limited (“MidCap”)	79,822		4.894		79,326		4.940
Apollo Energy Opportunity Fund, L.P. (“AEOF”)	12,032		2.440		8,898		2.440

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Apollo A-N Credit Fund, L.P.	5,124		1.975		4,962		1.970
Apollo Tactical Value SPN Investments, L.P.	5,035		1.682		1,168		1.482
Apollo Union Street Partners, L.P.	1,790		2.006		1,139		2.002
Apollo Hercules Partners L.P.	1,840		2.442		1,094		2.439
Apollo A-N Overflow Fund, L.P.	535		2.063		—		—
Apollo Total Return Fund Enhanced (Onshore), L.P.	101		0.125		—		—
Apollo Thunder Partners, L.P	243		2.439		—		—
Total Credit Funds(5)	327,221				313,116
Real Estate:
ARI(3)	13,914	(1)	1.043	(1)	13,845	(2)	1.043	(2)
U.S. RE Fund I	7,871		5.000		9,275		5.000
U.S. RE Fund II	2,842		2.287		2,712		1.886
CPI Capital Partners North America, L.P.	29		0.404		28		0.404
CPI Capital Partners Europe, L.P.	5		0.001		5		0.001
CPI Capital Partners Asia Pacific, L.P.	57		0.039		80		0.039
Apollo GSS Holding (Cayman), L.P.	3,765		4.750		3,082		4.750
BEA/AGRE China Real Estate Fund, L.P.	75		1.031		83		1.030
Apollo-IC, L.P. (Shanghai Village)	359		3.100		359		3.100
AGRE Cobb West Investor L.P.	13		0.407		10		0.407
Total Real Estate Funds(5)	28,930				29,479
Total	$630,079				$615,669

(1)	Amounts are as of December 31, 2015.

(2)	Amounts are as of September 30, 2015.

(3)
Investment value includes the fair value of RSUs granted to the Company as of the grant date. These amounts are not considered in the percentage of ownership until the RSUs are vested and issued to the Company, at which point the RSUs are converted to common stock and delivered to the Company.

(4)	The value of the Company’s investment in AINV was $44,477 and $41,833 based on the quoted market price as of March 31, 2016 and December 31, 2015, respectively.

(5)	Certain funds invest across multiple segments. The presentation in the table above is based on the classification of the majority of such funds’ investments.

The Company’s equity method investment in Athene Holding, for which the fair value option was elected, met the significance criteria as defined by the SEC for the three months ended March 31, 2016. As such, the following tables present summarized financial information of Athene Holding for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016(1)	2015
	in millions
Statements of Operations
Revenues	$1,049	$808
Expenses	836	638
Income before income tax provision	213	170
Income tax provision (benefit)	(46)	6
Net income	259	164
Net income attributable to Non-Controlling Interests	—	(16)
Net income available to Athene common shareholders	$259	$148

(1)
The financial statement information for the three months ended March 31, 2016 is presented a quarter in arrears and is comprised of the financial information for the three months ended December 31, 2015, which represents the latest available financial information as of the date of this report.

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
Consolidated CLOs
Certain CLOs are consolidated by Apollo as the Company is considered to hold a controlling financial interest through direct and indirect interests in these CLOs exclusive of management and performance based fees received. Through its role as collateral manager of these VIEs, the Company determined that Apollo had the power to direct the activities that most significantly impact the economic performance of these VIEs. These CLOs were formed for the sole purpose of issuing collateralized notes to investors. The assets of these VIEs are primarily comprised of senior secured loans and the liabilities are primarily comprised of debt.
The assets of these consolidated CLOs are not available to creditors of the Company. In addition, the investors in these consolidated CLOs have no recourse against the assets of the Company. The Company measures both the financial assets and the financial liabilities of the CLOs using the fair value of the financial assets as further described in note 2. The Company has elected the fair value option for financial instruments held by its consolidated CLOs, which includes investments in loans and corporate bonds, as well as debt obligations and contingent obligations held by such consolidated CLOs. Other assets include amounts due from brokers and interest receivables. Other liabilities include payables for securities purchased, which represent open trades within the consolidated VIEs and primarily relate to corporate loans that are expected to settle within the next 60 days. From time to time, Apollo makes investments in certain consolidated CLOs denominated in foreign currencies. As of March 31, 2016 and December 31, 2015, the Company held an investment of $43.7 million and $42.3 million, respectively, in consolidated foreign currency denominated CLOs, which eliminates in consolidation.
Investment in Champ L.P.
On September 30, 2014, the Company, through a wholly-owned subsidiary, acquired a 25.6% ownership interest in Champ L.P. following which a wholly-owned subsidiary of Champ L.P. then acquired a 35% ownership interest in KBC Bank Deutschland AG (“KBC Bank”), the German subsidiary of Belgian KBC Group NV. Following the closing of the transaction, KBC Bank was renamed Bremer Kreditbank AG and the bank began to operate under the name BKB Bank. As of March 31, 2016, the Company had invested $18.2 million in Champ L.P. The Company, together with other affiliated investors which are not consolidated, in aggregate, own 100% of Champ L.P.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities
The following table presents net gains (losses) from investment activities of the consolidated VIEs for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
Net unrealized gains (losses) from investment activities	$(4,640)	$10,589
Net realized gains from investment activities	518	527
Net gains (losses) from investment activities	(4,122)	11,116
Net unrealized gains (losses) from debt	6,434	(8,244)
Interest and other income	10,553	6,942
Interest and other expenses	(11,546)	(8,486)
Net gains from investment activities of consolidated variable interest entities	$1,319	$1,328

Senior Secured Notes and Subordinated Notes—Included within debt are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016				As of December 31, 2015
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)(3)	$771,166	1.98%		11.8	$735,792	2.17%		12.1
Subordinated Notes(2)(3)	86,325	N/A	(1)	14.9	82,365	N/A	(1)	15.1
Total	$857,491				$818,157

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.

(2)	The fair value of Senior Secured Notes and Subordinated Notes as of March 31, 2016 and December 31, 2015 was $834.6 million and $801.3 million, respectively.

(3)
The debt at fair value of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. As of March 31, 2016 and December 31, 2015, the fair value of the consolidated VIE assets was $1,056.5 million and $1,030.8 million, respectively. This collateral consisted of cash and cash equivalents, investments, at fair value, and other assets.

The consolidated VIEs’ debt obligations contain various customary loan covenants as described above. As of March 31, 2016, the Company was not aware of any instances of non-compliance with any of these covenants.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Variable Interest Entities Which are Not Consolidated
The Company holds variable interests in certain VIEs which are not consolidated, as it has been determined that Apollo is not the primary beneficiary.
The following tables present the carrying amounts of the assets and liabilities of the VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary as of March 31, 2016 and December 31, 2015. In addition, the tables present the maximum exposure to losses relating to these VIEs.

	As of March 31, 2016
	Total Assets		Total Liabilities		Apollo Exposure
Total	$5,752,507	(1)	$2,206,750	(2)	$221,517	(3)

(1)	Consists of $227.4 million in cash, $5,479.1 million in investments and $46.0 million in receivables.

(2)	Represents $2,206.8 million in debt and other payables.

(3)
Represents Apollo’s direct equity method investment in those entities in which Apollo holds a significant variable interest and certain other investments. Additionally, cumulative carried interest income is subject to reversal in the event of future losses. The maximum amount of future reversal of carried interest income from all of Apollo’s funds, including those entities in which Apollo holds a significant variable interest, was $2.3 billion as of March 31, 2016, as discussed in note 13.

	As of December 31, 2015
	Total Assets		Total Liabilities		Apollo Exposure
Total	$5,378,456	(1)	$1,626,743	(2)	$202,146	(3)

(1)	Consists of $219.8 million in cash, $5,149.0 million in investments and $9.6 million in receivables.

(2)	Represents $1,626.7 million in debt and other payables.

(3)
Represents Apollo’s direct equity method investment in those entities in which Apollo holds a significant variable interest. Additionally, cumulative carried interest income is subject to reversal in the event of future losses. The maximum amount of future reversal of carried interest income from all of Apollo’s funds, including those entities in which Apollo holds a significant variable interest, was $2.4 billion as of December 31, 2015.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

5. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the valuation of the Company’s financial assets and liabilities for which the fair value option has been elected by the fair value hierarchy as of March 31, 2016 and December 31, 2015, respectively:

	As of March 31, 2016
	Level I(5)	Level II(5)	Level III	Total		Cost of Investments, at Fair Value
Assets
Investments, at fair value:
Investments of Consolidated Apollo Funds	$540	$22,378	$1,149	$24,067		$24,834
Other investments	—	—	25,793	25,793		25,428
Investment in Athene Holding(1)	—	—	453,620	453,620		387,526
Total investments, at fair value	540	22,378	480,562	503,480	(6)	$437,788
Investments of VIEs, at fair value(3)	—	855,828	101,969	957,797
Investments of VIEs, valued using NAV (7)	—	—	—	5,996
Total investments of VIEs, at fair value	—	855,828	101,969	963,793
Total Assets	$540	$878,206	$582,531	$1,467,273

Liabilities
Liabilities of VIEs, at fair value(3)(4)	$—	$834,618	$10,862	$845,480
Contingent consideration obligations(2)	—	—	74,059	74,059
Total Liabilities	$—	$834,618	$84,921	$919,539

	As of December 31, 2015
	Level I(5)	Level II(5)	Level III	Total		Cost of Investments, at Fair Value
Assets
Investments, at fair value:
Investments of Consolidated Apollo Funds	$—	$26,913	$1,634	$28,547		$29,344
Other investments	—	—	434	434		831
Investment in Athene Holding(1)	—	—	510,099	510,099		387,526
Total investments, at fair value	—	26,913	512,167	539,080	(6)	$417,701
Investments of VIEs, at fair value(3)(7)	—	803,412	100,941	904,353
Investments of VIEs, valued using NAV (7)	—	—	—	6,213
Total investments of VIEs, at fair value	—	803,412	100,941	910,566
Total Assets	$—	$830,325	$613,108	$1,449,646

Liabilities
Liabilities of VIEs, at fair value(3)(4)	$—	$801,270	$11,411	$812,681
Contingent consideration obligations(2)	—	—	79,579	79,579
Total Liabilities	$—	$801,270	$90,990	$892,260

(1)	See note 12 for further disclosure regarding the investment in Athene Holding and the AAA/Athene receivable.

(2)	See note 13 for further disclosure regarding contingent consideration obligations.

(3)	See note 4 for further disclosure regarding VIEs.

(4)
As of March 31, 2016, liabilities of VIEs, at fair value included debt and other liabilities of $834.6 million and $10.9 million, respectively. As of December 31, 2015, liabilities of VIEs, at fair value included debt and other liabilities of $801.3 million and $11.4 million, respectively. Other liabilities include contingent obligations classified as Level III.

(5)	All Level I and Level II assets and liabilities were valued using third party pricing.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(6)
See note 3 to our condensed consolidated financial statements for further detail regarding our investments at fair value and reconciliation to the condensed consolidated statements of financial condition.

(7)
Pursuant to the adoption of amended fair value guidance effective January 1, 2016, investments for which fair value is based on NAV are no longer required to be included in the fair value hierarchy. As such, prior periods have been recast to conform with the current period presentation. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy disclosure to the amounts presented in the condensed consolidated statement of financial condition. See note 2 for further discussion of the newly adopted accounting guidance.

There were no transfers of financial assets or liabilities between Level I and Level II for the three months ended March 31, 2016 and 2015.
The following tables summarize the changes in fair value in financial assets measured at fair value for which Level III inputs have been used to determine fair value for the three months ended March 31, 2016 and 2015, respectively:

	For the Three Months Ended March 31, 2016
	Investments of Consolidated Apollo Funds	Other Investments	Investment in Athene Holding	Investments of Consolidated VIEs	Total
Balance, Beginning of Period (1)	$1,634	$434	$510,099	$100,941	$613,108
Purchases	496	24,597	—	3,174	28,267
Sales of investments/distributions	(643)	—	—	(10,509)	(11,152)
Net realized gains (losses)/accrued interest	(111)	—	—	2,029	1,918
Changes in net unrealized gains (losses)	5	1,119	(56,479)	(2,130)	(57,485)
Cumulative translation adjustment	—	(357)	—	3,551	3,194
Transfer into Level III(2)	990	—	—	10,356	11,346
Transfer out of Level III(2)	(1,222)	—	—	(5,443)	(6,665)
Balance, End of Period	$1,149	$25,793	$453,620	$101,969	$582,531
Change in net unrealized gains (losses) included in net gains (losses) from investment activities related to investments still held at reporting date	$(121)	$1,119	$(56,479)	$—	$(55,481)
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	—	—	(2,218)	(2,218)

(1)
Pursuant to the adoption of amended fair value guidance effective January 1, 2016, investments for which fair value is based on NAV are no longer required to be included in the fair value hierarchy. As such, prior periods have been recast to conform with the current period presentation. See note 2 for further discussion of the newly adopted accounting guidance.

(2)
Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended March 31, 2015
	Investments of Consolidated Apollo Funds	Other Investments	Investment in Athene Holding	AAA/Athene Receivable	Investments of Consolidated VIEs	Total
Balance, Beginning of Period(1)	$4,359	$600	$324,514	$61,292	$2,522,913	$2,913,678
Adoption of accounting guidance	—	—	—	—	(2,399,130)	(2,399,130)
Fees	—	—	—	1,942	—	1,942
Purchases	1,492	—	—	—	9,141	10,633
Sales of investments/distributions	(648)	—	—	—	(5,493)	(6,141)
Net realized gains (losses)	4	—	—	—	119	123
Changes in net unrealized gains (losses)	(38)	(93)	1,894	—	3,010	4,773
Cumulative translation adjustment	—	—	—	—	(13,109)	(13,109)
Transfer into Level III(2)	935	—	—	—	14,624	15,559
Transfer out of Level III(2)	(2,516)	—	—	—	(15,271)	(17,787)
Settlement of receivable	—	—	3,079	(3,079)	—	—
Balance, End of Period(1)	$3,588	$507	$329,487	$60,155	$116,804	$510,541
Change in net unrealized gains included in Net Gains from Investment Activities related to investments still held at reporting date	$(38)	$(93)	$1,894	$—	$—	$1,763
Change in net unrealized gains included in Net Gains from Investment Activities of Consolidated VIEs related to investments still held at reporting date	—	—	—	—	1,367	1,367

(1)
Pursuant to the adoption of amended fair value guidance effective January 1, 2016, investments for which fair value is based on NAV are no longer required to be included in the fair value hierarchy. As such, prior periods have been recast to conform with the current period presentation. See note 2 for further discussion of the newly adopted accounting guidance.

(2)
Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

The following table summarizes the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value for the three months ended March 31, 2016 and 2015, respectively:

	For the Three Months Ended March 31,
	2016			2015
	Liabilities of Consolidated VIEs	Contingent Consideration Obligations	Total	Liabilities of Consolidated VIEs		Contingent Consideration Obligations	Total
Balance, Beginning of Period	$11,411	$79,579	$90,990	$12,343,021		$96,126	$12,439,147
Adoption of accounting guidance	—	—	—	(11,433,815)		—	(11,433,815)
Payments/Extinguishment	—	(1,407)	(1,407)	—		(4,929)	(4,929)
Net realized gains	—	—	—	—		—	—
Changes in net unrealized (gains) losses(1)	(549)	(4,113)	(4,662)	(8,244)		7,797	(447)
Cumulative translation adjustment	—	—	—	(90,730)		—	(90,730)
Transfers into Level III	—	—	—	—		—	—
Transfers out of Level III	—	—	—	(796,958)	(2)	—	(796,958)
Balance, End of Period	$10,862	$74,059	$84,921	$13,274		$98,994	$112,268
Change in net unrealized gains included in Net Gains from Investment Activities of consolidated VIEs related to liabilities still held at reporting date	$—	$—	$—	$—		$—	$—

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.

(2)
Upon adoption of new accounting guidance (see note 2), the debt obligations of consolidated CLOs are no longer categorized as Level III financial liabilities under the fair value hierarchy. Effective January 1, 2015, these financial liabilities are measured and leveled on the basis of the fair value of the financial assets of the consolidated CLOs and were categorized as Level II as of March 31, 2016 and 2015.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy as of March 31, 2016 and December 31, 2015, respectively:

	As of March 31, 2016
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of Consolidated Apollo Funds	$1,149	Third Party Pricing(1)	N/A	N/A	N/A
Investments in Other	25,793	Third Party Pricing (1)	N/A	N/A	N/A
Investment in Athene Holding	453,620	Book Value Multiple	Book Value Multiple	1.02x	1.02x
Investments of Consolidated VIEs:
Bank Debt Term Loans	12,885	Third Party Pricing(1)	N/A	N/A	N/A
Corporate Loans/Bonds/CLO Notes	23,217	Third Party Pricing(1)	N/A	N/A	N/A
Equity Securities	65,867	Market Comparable Companies	Comparable Multiples	0.65x	0.65x
		Discounted Cash Flow	Discount Rate	15.1%	15.1%
Total Investments of Consolidated VIEs	101,969
Total Financial Assets	$582,531
Financial Liabilities
Liabilities of Consolidated VIEs:
Contingent Obligation	$10,862	Other	N/A	N/A	N/A
Contingent Consideration Obligation	74,059	Discounted Cash Flow	Discount Rate	10.5% - 18.0%	16.6%
Total Financial Liabilities	$84,921

(1)	These securities are valued primarily using unadjusted broker quotes.

	As of December 31, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of Consolidated Apollo Funds	$1,634	Third Party Pricing(1)	N/A	N/A	N/A
Investments in Other	434	Other	N/A	N/A	N/A
Investment in Athene Holding	510,099	Book Value Multiple	Book Value Multiple	1.18x	1.18x
Investments of Consolidated VIEs:
Bank Debt Term Loans	15,776	Third Party Pricing(1)	N/A	N/A	N/A
Corporate Loans/Bonds/CLO Notes	22,409	Third Party Pricing(1)	N/A	N/A	N/A
Equity Securities	62,756	Market Comparable Companies	Comparable Multiples	0.60x	0.60x
		Discounted Cash Flow	Discount Rate	14.6%	14.6%
Total Investments of Consolidated VIEs (2)	100,941
Total Financial Assets	$613,108
Financial Liabilities
Liabilities of Consolidated VIEs:
Contingent Obligation	$11,411	Other	N/A	N/A	N/A
Contingent Consideration Obligation	79,579	Discounted Cash Flow	Discount Rate	11.0% - 18.5%	17.0%
Total Financial Liabilities	$90,990

(1)	These securities are valued primarily using unadjusted broker quotes.

(2)
Pursuant to the adoption of amended fair value guidance effective January 1, 2016, investments for which fair value is based on NAV are no longer required to be included in the fair value hierarchy. As such, prior periods have been recast to conform with the current period presentation. See note 2 for further discussion of the newly adopted accounting guidance.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Investment in Athene Holding and AAA/Athene Receivable
Athene’s business was principally built through a series of acquisitions of individual portfolios of fixed index annuities since its inception in 2009. As of March 31, 2015, in valuing Apollo’s investment in Athene Holding, the embedded value method was employed to determine the fair value of shares in Athene Holding in periods where there was not an observable market value. The embedded value methodology is widely used by market participants in the insurance industry in private company acquisitions of individual portfolios of annuities. The embedded value method estimates the present value of the future expected regulatory distributable income generated by the net assets plus the excess capital (i.e., the capital in excess of what is required to be held against liabilities) in determining fair value. Thus the embedded value method, as historically applied to the Athene valuation, was used to derive a value of Athene’s existing block of business as well as the value of undeployed capital equivalent to the excess capital held. As of March 31, 2015 Apollo also calculated an implied U.S. GAAP book value multiple for Athene, based on a projected U.S. GAAP book value, and compared that multiple to Athene’s publicly traded insurance peers as a secondary valuation point to assess the reasonableness of the valuation derived under the embedded value method.
As of March 31, 2016 and December 31, 2015, the fair value of Apollo’s investment in Athene Holding was estimated under the U.S. GAAP book value multiple approach by applying a book value multiple to the U.S. GAAP book value per share of Athene Holding. The conversion price for all Athene management incentive shares granted was added to Athene’s U.S. GAAP book value excluding accumulated other comprehensive income (“AOCI”) for purposes of determining U.S. GAAP book value per share. Apollo calculated a multiple for public company peers of Athene by dividing each peer’s market capitalization by its reported U.S. GAAP equity, excluding AOCI. A regression analysis was then prepared based on the calculated multiple of each peer relative to its expected return on U.S. GAAP equity, excluding AOCI, relative to Athene. From this analysis, a comparable book value multiple for Athene was derived and then appropriately discounted to factor in the projected timing of an initial public offering (“IPO”) of Athene and subsequent liquidity of shares (taking into consideration any post-IPO lock-up restrictions on the shares). As a result of the above analysis, Apollo concluded it was appropriate to apply a multiple of 1.02 to Athene’s U.S. GAAP book value per share, in estimating the value per share of Athene Holding at March 31, 2016.
As of March 31, 2016 and December 31, 2015, the significant unobservable input used in the fair value measurement of the investment in Athene Holding was the U.S. GAAP book value multiple. This input in isolation can cause significant increases or decreases in fair value. Specifically, when the U.S. GAAP book value multiple method is used to determine fair value, the significant input used in the valuation model is the U.S. GAAP book value multiple itself. An increase in the U.S. GAAP book value multiple can significantly increase the fair value of an investment; conversely a decrease in the U.S. GAAP book value multiple can significantly decrease the fair value of an investment. The sensitivity of the valuation to changes in the multiple is directly proportional to the change in the multiple itself.
Investments of Consolidated Apollo Funds
The Company is the sole investor in the Apollo Senior Loan Fund and Apollo Alternative Credit Long Short Fund L.P. and therefore consolidates the assets and liabilities of these funds. These funds invest in U.S. denominated senior secured loans, senior secured bonds and other income generating fixed-income investments. Amounts related to these consolidated Apollo funds are primarily presented in net gains (losses) from investment activities on the condensed consolidated statements of operations and in investments in the condensed consolidated statements of financial condition.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Liabilities
As of March 31, 2016 and December 31, 2015, the debt obligations of the consolidated CLOs were measured on the basis of the fair value of the financial assets of the CLOs as the financial assets were determined to be more observable and, as a result, categorized as Level II in the fair value hierarchy. See note 2 for further discussion of the Company’s adoption of CFE guidance.
Contingent Consideration Obligations
The significant unobservable input used in the fair value measurement of the contingent consideration obligations is the discount rate applied in the valuation models. This input in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of the contingent consideration obligations; conversely, a decrease in the discount rate can significantly increase the fair value of the contingent consideration obligations. The discount rate was based on the cost of equity for the Company. See note 13 for further discussion of the contingent consideration obligations.

6. CARRIED INTEREST RECEIVABLE
Carried interest receivable from private equity, credit and real estate funds consisted of the following:

	As of March 31, 2016	As of December 31, 2015
Private Equity	$225,944	$373,871
Credit	240,386	240,844
Real Estate	24,073	29,192
Total carried interest receivable	$490,403	$643,907

The table below provides a roll-forward of the carried interest receivable balance for the three months ended March 31, 2016:

	Private Equity	Credit	Real Estate	Total
Carried interest receivable, January 1, 2016	$373,871	$240,844	$29,192	$643,907
Change in fair value of funds	(147,927)	30,314	1,384	(116,229)
Fund distributions to the Company	—	(30,772)	(6,503)	(37,275)
Carried interest receivable, March 31, 2016	$225,944	$240,386	$24,073	$490,403

The change in fair value of funds includes the reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. The general partner obligation is recognized based upon a hypothetical liquidation of a fund’s net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement of the fund. See note 12 for further disclosure regarding the general partner obligation.

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

7. PROFIT SHARING PAYABLE
Profit sharing payable from private equity, credit and real estate funds consisted of the following:

	As of March 31, 2016	As of December 31, 2015
Private Equity	$72,909	$118,963
Credit	173,440	165,392
Real Estate	11,155	11,319
Total profit sharing payable	$257,504	$295,674
The table below provides a roll-forward of the profit sharing payable balance for the three months ended March 31, 2016:

	Private Equity	Credit	Real Estate	Total
Profit sharing payable, January 1, 2016	$118,963	$165,392	$11,319	$295,674
Profit sharing expense(1)(2)	(44,491)	18,038	2,456	(23,997)
Payments/other	(1,563)	(9,990)	(2,620)	(14,173)
Profit sharing payable, March 31, 2016	$72,909	$173,440	$11,155	$257,504

(1)
Includes (i) changes in amounts payable to employees and former employees entitled to a share of carried interest income in Apollo’s funds and (ii) changes to the fair value of the contingent consideration obligations recognized in connection with certain Apollo acquisitions. See notes 5 and 13 for further disclosure regarding the contingent consideration obligations.

(2)
The Company has recorded a receivable from the Contributing Partners and certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of March 31, 2016. See note 12 for further discussion regarding the potential return of profit sharing distributions.

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
The Company’s income tax (provision) benefit totaled $5.1 million and ($5.5) million for the three months ended March 31, 2016 and 2015, respectively. The Company’s effective tax rate was approximately 6.5% and 6.3% for the three months ended March 31, 2016 and 2015, respectively.
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
The Company’s primary jurisdictions in which it operates are the United States, New York State, New York City, California and the United Kingdom. In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of March 31, 2016, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2012 through 2015 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax return of a subsidiary for the 2012 tax year. The State and City of New York is examining certain subsidiaries’ tax returns for tax years 2011 and 2013.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The Company has recorded a deferred tax asset for the future amortization of tax basis intangibles as a result of the 2007 Reorganization. The Company recorded additional deferred tax assets as a result of the step-up in tax basis of intangibles from subsequent exchanges of AOG Units for Class A shares. A related tax receivable agreement liability was recorded in due to affiliates in the condensed consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among APO Corp., the Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 12). The increases in the deferred tax asset less the related liability resulted in increases to additional paid-in capital which were recorded in the condensed consolidated statements of changes in shareholders’ equity for the three months ended March 31, 2016 and 2015. The amortization period for these tax basis intangibles is 15 years and the deferred tax assets will reverse over the same period. There were no exchanges of AOG Units for Class A shares during the three months ended March 31, 2016.

9. DEBT
Debt consisted of the following:

	As of March 31, 2016				As of December 31, 2015
	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate
2013 AMH Credit Facilities - Term Facility(1)	$499,099	$501,300	(6)	1.67%	$499,327	$501,300	(6)	1.44%
2024 Senior Notes(2)	494,717	508,200	(7)	4.00	494,555	495,300	(7)	4.00
2014 AMI Term Facility I(3)	15,243	15,250	(6)	2.02	14,543	14,549	(6)	2.15
2014 AMI Term Facility II(4)	17,640	17,640	(6)	1.75	16,830	16,830	(6)	1.85
2016 AMI Term Facility(5)	19,313	19,313	(6)	1.75	—	—	(6)	—
Total Debt	$1,046,012	$1,061,703			$1,025,255	$1,027,979

(1)	Outstanding balance is presented net of unamortized debt issuance costs of $0.9 million and $0.7 million as of March 31, 2016 and December 31, 2015, respectively.

(2)
Includes impact of any amortization of note discount. Outstanding balance is presented net of unamortized debt issuance costs of $4.5 million and $4.6 million as of March 31, 2016 and December 31, 2015, respectively.

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

(5)
On January 18, 2016, AMI entered into a €17.0 million five year credit agreement (the “2016 AMI Term Facility”). Proceeds from the borrowing were used to fund the Company’s investment in a European CLO it manages.

(6)
Fair value is based on obtained broker quotes and these notes would be classified as a Level III liability within the fair value hierarchy based on the number and quality of broker quotes obtained, the standard deviations of the observed broker quotes and the percentage deviation from independent pricing services.

(7)
Fair value is based on obtained broker quotes and these notes would be classified as a Level II liability within the fair value hierarchy based on the number and quality of broker quotes obtained, the standard deviations of the observed broker quotes and the percentage deviation from independent pricing services.

2013 AMH Credit Facilities—On December 18, 2013, AMH and its subsidiaries and certain other subsidiaries of the Company (collectively, the “Borrowers”) entered into new credit facilities (the “2013 AMH Credit Facilities”) with JPMorgan Chase Bank, N.A. The 2013 AMH Credit Facilities provide for (i) a term loan facility to AMH (the “Term Facility”) that includes $750 million of the term loan from third-party lenders and $271.7 million of the term loan held by a subsidiary of the Company and (ii) a $500 million revolving credit facility (the “Revolver Facility”), in each case, with an original maturity date of January 18, 2019. On March 11, 2016, the maturity date of both the Term Facility and the Revolver Facility was extended by two years to January 18, 2021. The extension was determined to be a modification of the 2013 AMH Credit Facilities in accordance with U.S. GAAP.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus an applicable margin, and undrawn revolving commitments bear a commitment fee. In connection with the issuance of the 2024 Senior Notes (as defined below), $250 million of the proceeds were used to repay a portion of the Term Facility outstanding with third party lenders at par. The interest rate on the $500 million Term Facility as of March 31, 2016 was 1.76% and the commitment fee as of March 31, 2016 on the $500 million undrawn Revolver Facility was 0.125%. Interest expense incurred by the Company related to the 2013 AMH Credit Facilities was $2.3 million and $1.9 million for the three months ended March 31, 2016 and 2015, respectively. Debt issuance cost amortization expense related to the 2013 AMH Credit Facilities was $0.2 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. The $500.0 million carrying value of debt that is recorded on the condensed consolidated statements of financial condition at March 31, 2016 is the amount for which the Company expects to settle the 2013 AMH Credit Facilities.
As of March 31, 2016, the 2013 AMH Credit Facilities were guaranteed by AMH and its subsidiaries, Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., AAA Holdings, L.P., Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., Apollo Principal Holdings XI, LLC, ST Holdings GP, LLC and ST Management Holdings, LLC. The 2013 AMH Credit Facilities contain affirmative and negative covenants which limit the ability of the Borrowers, the guarantors and certain of their subsidiaries to, among other things, incur indebtedness and create liens. Additionally, the 2013 AMH Credit Facilities contain financial covenants which require the Borrowers and their subsidiaries to maintain (1) at least $40 billion of Fee-Generating Assets Under Management and (2) a maximum total net leverage ratio of not more than 4.00 to 1.00 (subject to customary equity cure rights). The 2013 AMH Credit Facilities also contain customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of the Company.
Borrowings under the Revolver Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. In addition, the Borrowers may incur incremental facilities in respect of the Revolver Facility and the Term Facility in an aggregate amount not to exceed $500 million plus additional amounts so long as the Borrowers are in compliance with a net leverage ratio not to exceed 3.75 to 1.00. As of March 31, 2016 and December 31, 2015, the Revolver Facility was undrawn.

2024 Senior Notes—On May 30, 2014, AMH issued $500 million in aggregate principal amount of its 4.000% Senior Notes due 2024 (the “2024 Senior Notes”), at an issue price of 99.722% of par. Interest on the 2024 Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The 2024 Senior Notes will mature on May 30, 2024. The discount will be amortized into interest expense on the condensed consolidated statements of operations over the term of the 2024 Senior Notes. Interest expense incurred by the Company related to the 2024 Senior Notes was $5.0 million and $5.0 million for the three months ended March 31, 2016 and 2015, respectively. The debt issuance costs incurred in connection with the issuance of the 2024 Senior Notes are amortized into interest expense over the term of the debt arrangement. As such, the debt issuance cost amortization expense related to the issuance of the 2024 Senior Notes was $0.1 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively. The face amount of $500.0 million related to the 2024 Senior Notes is the amount for which the Company is obligated to settle the 2024 Senior Notes.

As of March 31, 2016, the 2024 Senior Notes were guaranteed by Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., Apollo Principal Holdings XI, LLC, AMH Holdings (Cayman), L.P. and any other entity that is required to become a guarantor of the notes under the terms of the indenture governing the 2024 Senior Notes (the “2024 Senior Notes Indenture”). The 2024 Senior Notes Indenture includes covenants that restrict the ability of AMH and, as applicable, the guarantors to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries or merge, consolidate or sell, transfer or lease assets. The 2024 Senior Notes Indenture also provides for customary events of default.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

10. NET INCOME (LOSS) PER CLASS A SHARE
U.S. GAAP requires use of the two-class method of computing earnings per share for all periods presented for each class of common stock and participating security as if all earnings for the period had been distributed. Under the two-class method, during periods of net income, the net income is first reduced for distributions declared on all classes of securities to arrive at undistributed earnings. During periods of undistributed losses, the undistributed loss is allocated to a participating security only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity.
The remaining undistributed earnings are allocated to Class A shares and participating securities to the extent that each security shares in earnings as if all of the earnings for the period had been distributed. Earnings or losses allocated to each class of security are then divided by the applicable number of shares to arrive at basic earnings per share. For the diluted earnings, the denominator includes all outstanding Class A shares and includes the number of additional Class A shares that would have been outstanding if the dilutive Class A shares had been issued. The numerator is adjusted for any changes in income or loss that would result if the dilutive Class A shares were issued.
The table below presents basic and diluted net income (loss) per Class A share using the two-class method for the three months ended March 31, 2016 and 2015:

	Basic and Diluted
	For the Three Months Ended March 31,
	2016		2015
Numerator:
Net income (loss) attributable to Apollo Global Management, LLC	$(32,828)		$30,927
Distributions declared on Class A shares	(51,432)	(1)	(144,394)	(1)
Distributions on participating securities(3)	(2,123)		(15,264)
Undistributed loss attributable to Class A shareholders: Basic and Diluted	$(86,383)		$(128,731)
Denominator:
Weighted average number of Class A shares outstanding: Basic and Diluted	182,665,330		165,968,620
Net Income (Loss) per Class A Share: Basic and Diluted(2)
Distributed Income	$0.28		$0.87
Undistributed Loss	(0.47)		(0.78)
Net Income (Loss) per Class A Share: Basic and Diluted	$(0.19)		$0.09

(1)	See note 12 for information regarding the quarterly distributions declared and paid during 2016 and 2015.

(2)	For the three months ended March 31, 2016 and 2015, the Company had an undistributed loss attributable to Class A shareholders and all of the classes of securities were anti-dilutive.

(3)	Participating securities consist of vested and unvested RSUs that have rights to distributions and unvested restricted shares.

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
Holders of AOG Units are subject to the vesting requirements and transfer restrictions set forth in the agreements with the respective holders, and may a limited number of times each year, upon notice (subject to the terms of the Exchange Agreement), exchange their AOG Units for Class A shares on a one-for-one basis. An AOG Unit holder must exchange one unit in each of the Apollo Operating Group partnerships to effectuate an exchange for one Class A share.
Apollo Global Management, LLC has one Class B share outstanding, which is held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the Class B share is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, as discussed above. The Class B share has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or distributions. The Class B share has no distribution or liquidation rights. The Class B share has voting rights on a pari passu basis with the Class A shares. The Class B share represented 61.0% and 64.4% of the total voting power of the Company’s shares entitled to vote as of March 31, 2016 and 2015, respectively.
The following table summarizes the anti-dilutive securities for the three months ended March 31, 2016 and 2015, respectively.

	For the Three Months Ended March 31,
	2016	2015
Weighted average vested RSUs	3,142,789	14,672,264
Weighted average unvested RSUs	6,211,882	4,895,843
Weighted average unexercised options	222,920	231,253
Weighted average AOG Units outstanding	216,169,856	222,545,477
Weighted average unvested restricted shares	99,135	50,316

11. EQUITY-BASED COMPENSATION
RSUs
The Company grants RSUs under the Company’s 2007 Omnibus Equity Incentive Plan. These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP. The fair value of all grants after March 29, 2011 is based on the grant date fair value, which considers the public share price of the Company. For Plan Grants, the grant date fair value is based on the grant date public share price of the Company’s Class A shares discounted primarily for transfer restrictions and lack of distributions until vested. For Bonus Grants, the grant date fair value is based on the grant date public share price of the Company’s Class A shares discounted primarily for transfer restrictions and in certain cases timing of distributions. There were no Plan Grants or Bonus Grants awarded during the three months ended March 31, 2016.
The estimated total fair value of the grants is charged to compensation expense on a straight-line basis over the vesting period, which for Plan Grants is generally up to six years, with the first installment vesting one year after grant and quarterly

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

vesting thereafter, and for Bonus Grants is generally annual vesting over three years. The actual forfeiture rate was 0.9% and 0.1% for the three months ended March 31, 2016 and 2015, respectively. Compensation expense recognized for the three months ended March 31, 2016 and 2015 was $18.1 million and $17.4 million, respectively.
The following table summarizes RSU activity for the three months ended March 31, 2016:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2016	11,040,143	$16.40	6,294,053	17,334,196	(1)
Granted	—	—	—	—
Forfeited	(97,976)	17.16	—	(97,976)
Delivered	—	16.64	(4,923,438)	(4,923,438)
Vested	(436,297)	16.53	436,297	—
Balance at March 31, 2016	10,505,870	$16.39	1,806,912	12,312,782	(1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.
Units Expected to Vest—As of March 31, 2016, approximately 10,100,000 RSUs were expected to vest over the next 3.0 years.
Delivery of Class A Shares - RSUs and Share Options
During the three months ended March 31, 2016 and 2015, the Company delivered Class A shares in settlement of vested RSUs and exercised share options. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of Class A shares delivered to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of Class A shares delivered to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment. This adjustment for the three months ended March 31, 2016 was 22.0 million.
The delivery of Class A shares in settlement of vested RSUs and exercised share options does not cause a transfer of amounts in the condensed consolidated statements of changes in shareholders’ equity to the Class A shareholders. The delivery of Class A shares in settlement of vested RSUs and exercised share options causes the income allocated to the Non-Controlling Interests to shift to the Class A shareholders from the date of delivery forward. The table below summarizes the delivery of Class A shares in settlement of vested RSUs and exercised share options for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
Class A shares delivered or issued	3,276,701	4,640,825
Gross value of shares(1)	$66,259	$110,712

(1)	Based on the closing price of a Class A share at the time of delivery.
Restricted Share Awards—Athene Holding
Athene Holding has granted restricted share awards (“AHL Awards”) to certain employees of Apollo, which function similarly to options as they are exchangeable for Class A shares of Athene Holding upon payment of a conversion price and the satisfaction of certain other conditions. Certain of the awards granted are subject to time-based vesting conditions that generally vest over five years and achieving certain metrics, such as attainment of certain rates of return and realized cash received by certain investors in Athene Holding upon sale of their shares. The AHL Awards are not convertible into Class A shares of Athene Holding until the completion of an initial public offering of Athene Holding. During 2014, the vesting terms of some of the AHL Awards were modified such that the portion of AHL Awards related to services provided from the date of grant were deemed vested.

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
For the three months ended March 31, 2016 and 2015, $(7.0) million and $1.7 million of equity-based compensation expense was recognized in the condensed consolidated statements of operations, respectively, related to AHL Awards granted to employees of Athene Asset Management.
Equity-Based Compensation Allocation
Equity-based compensation is allocated based on ownership interests. Therefore, the amortization of equity-based compensation is allocated to shareholders’ equity attributable to Apollo Global Management, LLC and the Non-Controlling Interests, which results in a difference in the amounts charged to equity-based compensation expense and the amounts credited to shareholders’ equity attributable to Apollo Global Management, LLC in the Company’s condensed consolidated financial statements.
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended March 31, 2016:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs and Share Options	$18,992	—%	$—	$18,992
AHL Awards	(7,034)	54.1	(3,805)	(3,229)
Other equity-based compensation awards	2,044	54.1	1,106	938
Total equity-based compensation	$14,002		(2,699)	16,701
Less other equity-based compensation awards (2)			2,699	1,766
Capital increase related to equity-based compensation			$—	$18,467

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended March 31, 2015:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs and Share Options	$17,035	—%	$—	$17,035
AHL Awards	1,721	57.0	981	740
Other equity-based compensation awards	1,347	57.0	767	580
Total equity-based compensation	$20,103		1,748	18,355
Less other equity-based compensation awards(2)			(1,748)	(972)
Capital increase related to equity-based compensation			$—	$17,383

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
Due from affiliates and due to affiliates are comprised of the following:

	March 31, 2016	December 31, 2015
Due from Affiliates:
Due from private equity funds	$20,564	$21,532
Due from portfolio companies	36,726	36,424
Due from credit funds	125,513	124,660
Due from Contributing Partners, employees and former employees	56,892	42,491
Due from real estate funds	22,208	22,728
Total Due from Affiliates	$261,903	$247,835
Due to Affiliates:
Due to Managing Partners and Contributing Partners in connection with the tax receivable agreement	$506,162	$506,162
Due to private equity funds	19,084	16,293
Due to credit funds	66,898	57,981
Due to real estate funds	147	580
Distributions payable to employees	1,963	13,520
Total Due to Affiliates	$594,254	$594,536
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Due from Contributing Partners, Employees and Former Employees
As of March 31, 2016 and December 31, 2015, due from Contributing Partners, Employees and Former Employees includes various amounts due to the Company including employee loans and return of profit sharing distributions. As of March 31, 2016 and December 31, 2015, the balance included interest-bearing employee loans receivable of $25.0 million. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.
The Company has recorded a receivable from the Contributing Partners and certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of March 31, 2016 with respect to Fund VII, ACLF, Fund V, ANRP I and a performance-based incentive plan of $13.6 million, $7.2 million, $4.2 million, $1.3 million and $2.2 million, respectively. The $13.6 million clawback of profit sharing with respect to Fund VII was recorded during the three months ended March 31, 2016, of which $11.0 million pertained to periods prior to December 31, 2015. The receivable with respect to ACLF, Fund V, ANRP I and a performance-based incentive plan was $6.9 million, $4.9 million, $1.3 million and $1.6 million, respectively, as of December 31, 2015.
Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, the table below presents information regarding the quarterly distributions which were made at the sole discretion of the manager of the Company during 2015 (in millions, except per share data):

Distribution Declaration Date	Distribution per Class A Share	Distribution Payment Date	Distribution to Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 5, 2015	$0.86	February 27, 2015	$144.4	$191.3		$335.7	$15.3
April 11, 2015	—	April 11, 2015	—	22.4	(1)	22.4	—
May 7, 2015	0.33	May 29, 2015	56.8	72.8		129.6	4.9
July 29, 2015	0.42	August 31, 2015	74.8	91.2		166.0	5.1
October 28, 2015	0.35	November 30, 2015	63.4	75.7		139.1	3.1
For the year ended December 31, 2015	$1.96		$339.4	$453.4		$792.8	$28.4
February 3, 2016	$0.28	February 29, 2016	$51.4	$60.5		$111.9	$2.1
For the three months ended March 31, 2016	$0.28		$51.4	$60.5		$111.9	$2.1

(1)	On April 11, 2015, the Company made a $0.10 distribution per AOG Unit to the Non-Controlling Interest holders in the Apollo Operating Group.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Indemnity
Carried interest income from certain funds that the Company manages can be distributed to the Company on a current basis, but is subject to repayment by the subsidiary of the Apollo Operating Group that acts as general partner of the fund in the event that certain specified return thresholds are not ultimately achieved. The Managing Partners, Contributing Partners and certain other investment professionals have personally guaranteed, subject to certain limitations, the obligation of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint and are limited to a particular Managing Partner’s or Contributing Partner’s distributions. An existing shareholders agreement includes clauses that the Company will indemnify each of the Company’s Managing Partners and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of certain funds that the Company manages (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that the Company’s Managing Partners and Contributing Partners have contributed or sold to the Apollo Operating Group.
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions, the Company will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. The Company recorded an indemnification liability of $3.9 million and $4.6 million, respectively, as of March 31, 2016 and December 31, 2015.
Due to Private Equity Funds
Based upon a hypothetical liquidation of Fund V and ANRP I as of March 31, 2016, the Company has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to these funds. As such, there was a general partner obligation to return previously distributed carried interest income with respect to Fund V and ANRP I of $9.2 million and $3.4 million accrued as of March 31, 2016, respectively. As of December 31, 2015, the Company accrued a general partner obligation to return previously distributed carried interest income with respect to Fund V and ANRP I of $10.8 million and $3.4 million, respectively. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement of the fund.
Due to Credit Funds
Based upon a hypothetical liquidation of certain of our credit funds, as of March 31, 2016 and December 31, 2015, the Company has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to these funds. As such, there was a general partner obligation to return previously distributed carried interest income with respect to ACLF, APC and certain SIAs within the credit segment of $26.4 million, $2.1 million and $33.0 million accrued as of March 31, 2016, respectively. As of December 31, 2015, the Company accrued a general partner obligation to return previously distributed carried interest income with respect to ACLF, COF II, APC and certain SIAs within the credit segment of $25.6 million, $0.4 million, $2.1 million and $29.7 million accrued, respectively. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund.
Athene
Athene Holding is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed indexed annuities.
The Company, through its consolidated subsidiary, Athene Asset Management, provides asset management services to Athene, including asset allocation services, direct asset management services, risk management, asset and liability matching management, mergers and acquisitions, asset diligence hedging and other asset management services, and receives a gross management fee of 0.40% per annum on all assets under management in accounts owned by or related to Athene (the “Athene Accounts”) with certain limited exceptions. Another subsidiary of the Company provides investment advisory services to Athene Germany and receives a gross fee of 0.10% per annum on the assets with respect to which it advises.
The Company provides sub-advisory services with respect to a portion of the assets in the Athene Accounts. In addition, from time to time, Athene also invests in funds and investment vehicles that Apollo manages. The Company broadly

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

refers to “Athene Sub-Advised” assets under management as those assets in the Athene Accounts which the Company explicitly sub-advises as well as those assets in the Athene Accounts which are invested directly in funds and investment vehicles Apollo manages (“Athene Assets Directly Invested”).
With respect to assets in the Athene Accounts which the Company explicitly sub-advises, the Company earns up to 0.40% per annum on assets up to $10 billion and 0.35% per annum on all such assets in excess of $10 billion, with certain limited exceptions. These fees are in addition to the gross management fee of 0.40% per annum paid to Athene Asset Management. A majority of the assets in the Athene Accounts which the Company explicitly sub-advises are in accounts that invest in high-grade credit asset classes, such as CLO debt, commercial mortgage backed securities and insurance-linked securities.
With respect to Athene Assets Directly Invested, Apollo receives management fees and carried interest, if applicable, directly from the relevant funds under the investment management agreements and other governing documents of such funds. Fees paid to the Company related to such fund investments vary from 0% per annum to 1.75% per annum with respect to management fees and 0% to 20% with respect to carried interest. These fees are in addition to the gross management fee of 0.40% per annum paid to Athene Asset Management.
The Company refers to the portion of the Athene Asset Management assets under management that is not Athene Sub-Advised as “Athene Non-Sub-Advised”. Athene Asset Management and other Apollo subsidiaries incur all expenses associated with their provision of services to Athene.
Apollo, as general partner of AAA Investments, is generally entitled to a carried interest that allocates to it 20% of the realized returns (net of related expenses, including borrowing costs) on the investments of AAA Investments, except that Apollo is not entitled to receive any carried interest with respect to the shares of Athene Holding that were acquired (and not in satisfaction of prior commitments to buy such shares) by AAA Investments in the contribution of certain assets by AAA to Athene in October 2012. Carried interest receivable from AAA Investments will be paid in common shares of Athene Holding (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the Exchange Act) or paid in cash if AAA sells the shares of Athene Holding. For the three months ended March 31, 2016, the Company recorded carried interest loss, taking into account the related profit sharing expense of $(19.1) million from AAA Investments, which is recorded in the condensed consolidated statements of operations. As of March 31, 2016 and December 31, 2015, the Company had a $155.9 million and $185.5 million carried interest receivable, respectively, related to AAA Investments. As of March 31, 2016 and December 31, 2015, the Company had a related profit sharing payable of $52.4 million and $62.8 million, respectively, recorded in profit sharing payable in the condensed consolidated statements of financial condition.
For the three months ended March 31, 2016 and 2015, Apollo earned revenues in the aggregate totaling $(27.4) million and $94.5 million, respectively, consisting of management fees, sub-advisory and monitoring fees and carried interest income from Athene after considering the related profit sharing expense and changes in the market value of the Athene Holding shares owned directly by Apollo, which is recorded in the condensed consolidated statements of operations. These amounts exclude the deferred revenue recognized as management fees associated with the vesting of AHL Awards granted to employees of Athene Asset Management as further described in note 11.
The Company had an approximate 9.1% economic ownership interest in Athene Holding as of March 31, 2016, which comprises Apollo’s direct ownership of 8.0% of the economic equity of Athene Holding plus an additional 1.1% economic ownership interest, which is calculated as the sum of the Company’s approximate 2.3% economic ownership interest in AAA and the Company’s approximate 0.06% economic ownership interest in AAA Investments, multiplied by AAA Investments’ approximate 46.3% economic ownership interest in Athene, calculated without giving effect to restricted common shares issued under Athene’s management equity plan as of March 31, 2016.
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
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

requirements at March 31, 2016. From time to time, this entity is involved in transactions with affiliates of Apollo, including portfolio companies of the funds Apollo manages, whereby AGS earns underwriting and transaction fees for its services.
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

Interests in Consolidated Entities
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended March 31,
	2016	2015
Interest in management companies and a co-investment vehicle(1)	$(2,082)	$(2,882)
Other consolidated entities	47	(2,083)
Net (income) attributable to Non-Controlling Interests in consolidated entities	(2,035)	(4,965)
Net income attributable to Appropriated Partners’ Capital(2)	—	2,406
Net (income) loss attributable to Non-Controlling Interests in the Apollo Operating Group	43,768	(48,012)
Net (Income) Loss attributable to Non-Controlling Interests	$41,733	$(50,571)
Net income attributable to Appropriated Partners’ Capital(3)	—	(2,406)
Other comprehensive (income) loss attributable to Non-Controlling Interests	(2,634)	7,582
Comprehensive (Income) Loss Attributable to Non-Controlling Interests	$39,099	$(45,395)

(1)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of our credit funds.

(2)	Reflects net income of the consolidated CLOs classified as VIEs.

(3)
Appropriated Partners’ Capital is included in total Apollo Global Management, LLC shareholders’ equity and is therefore not a component of comprehensive income attributable to Non-Controlling Interests on the condensed consolidated statements of comprehensive income.

13. COMMITMENTS AND CONTINGENCIES
Investment Commitments—As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of March 31, 2016 and December 31, 2015 of $564.0 million and $566.3 million, respectively.
Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made by AAA to Apollo’s affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments. In addition, on April 30, 2015, Apollo entered into a revolving credit agreement with AAA Investments (“AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR plus 1.5%. The Company receives an annual commitment fee of 0.125%  on the unused portion of the loan. As of March 31, 2016, no advance on the AAA Investments Credit Agreement had been made by the Company.
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of March 31, 2016, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.

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
In March 2012, plaintiffs filed two putative class actions, captioned Kelm v. Chase Bank (No. 12-cv-332) and Miller v. 1-800-Flowers.com, Inc. (No. 12-cv-396), in the District of Connecticut on behalf of a class of consumers alleging online fraud. The defendants included, among others, Trilegiant Corporation, Inc. (“Trilegiant”), its parent company, Affinion Group, LLC (“Affinion”), and AGM, which is affiliated with funds that are the beneficial owners of 68% of Affinion’s common stock. In both cases, plaintiffs allege that Trilegiant, aided by its business partners, who include e-merchants and credit card companies, developed a set of business practices intended to create consumer confusion and ultimately defraud consumers into unknowingly paying fees to clubs for unwanted services. Plaintiffs allege that AGM is a proper defendant because of its indirect stock ownership and ability to appoint the majority of Affinion’s board. The complaints assert claims under the Racketeer Influenced Corrupt Organizations Act; the Electronic Communications Privacy Act; the Connecticut Unfair Trade Practices Act; and the California Business and Professional Code, and seek, among other things, restitution or disgorgement, injunctive relief, compensatory, treble and punitive damages, and attorneys’ fees. The allegations in Kelm and Miller are substantially similar to those in Schnabel v. Trilegiant Corp. (No. 3:10-cv-957), a putative class action filed in the District of Connecticut in 2010 that names only Trilegiant and Affinion as defendants. The court has consolidated the Kelm, Miller, and Schnabel cases under the caption In re: Trilegiant Corporation, Inc. and ordered that they proceed on the same schedule. On June 18, 2012, the court appointed lead plaintiffs’ counsel, and on September 7, 2012, plaintiffs filed their consolidated amended complaint (“CAC”), which alleges the same causes of action against AGM as did the complaints in the Kelm and Miller cases. Defendants filed motions to dismiss on December 7, 2012, plaintiffs filed opposition papers on February 7, 2013, and defendants filed replies on April 5, 2013. On December 5, 2012, plaintiffs filed another putative class action, captioned Frank v. Trilegiant Corp. (No. 12- cv-1721), in the District of Connecticut, naming the same defendants and containing allegations substantially similar to those in the CAC. On January 23, 2013, plaintiffs moved to transfer and consolidate Frank into In re: Trilegiant. On July 24, 2013 the Frank court transferred the case to Judge Bryant, who is presiding over In re: Trilegiant, and on March 28, 2014, Judge Bryant granted the motion to consolidate. On September 25, 2013, the court held oral argument on defendants’ motions to dismiss.  On March 28, 2014, the court granted in part and denied in part motions to dismiss filed by Affinion and Trilegiant on behalf of all defendants, and also granted separate motions to dismiss filed by certain defendants, including AGM. On that same day, the court directed the clerk to terminate AGM as a defendant in the consolidated action. The case is proceeding against several defendants, and so plaintiffs’ time to file their notice of appeal as to the dismissed defendants has not begun running.
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
On June 18, 2014, BOKF N.A. (the “First Lien Trustee”), the successor indenture trustee under the indenture governing the First Lien Notes issued by Momentive Performance Materials, Inc. (“Momentive”), commenced a lawsuit in the Supreme Court for the State of New York, New York County against AGM and members of an ad hoc group of Second Lien Noteholders (including, but not limited to, Euro VI (BC) S.a.r.l.). The First Lien Trustee amended its complaint on July 2, 2014 (the “First Lien Intercreditor Action”). In the First Lien Intercreditor Action, the First Lien Trustee seeks, among other things, a declaration that the defendants violated an intercreditor agreement entered into between holders of the First Lien Notes and holders of the second lien notes. On July 16, 2014, the successor indenture trustee under the indenture governing the 1.5 Lien Notes (the “1.5 Lien Trustee,” and, together with the First Lien Trustee, the “Indenture Trustees”) filed an action in the Supreme Court of the State of New York, New York County that is substantially similar to the First Lien Intercreditor Action (the “1.5 Lien Intercreditor Action,” and, together with the First Lien Intercreditor Action, the “Intercreditor Actions”). AGM subsequently removed the Intercreditor Actions to federal district court, and the Intercreditor Actions were automatically referred to the Bankruptcy Court adjudicating the Momentive chapter 11 bankruptcy cases. The Indenture Trustees then filed motions with the Bankruptcy Court to remand the Intercreditor Actions back to the state court (the “Remand Motions”). On September 9, 2014, the Bankruptcy Court denied the Remand Motions. On August 15, 2014, the defendants in the Intercreditor Actions (including AGM) filed a motion to dismiss the 1.5 Lien Intercreditor Action and a motion for judgment on the pleadings in the First Lien Intercreditor Action (the “Dismissal Motions”). On September 30, 2014, the Bankruptcy Court granted the Dismissal Motions. In its order granting the Dismissal Motions, the Bankruptcy Court gave the Indenture Trustees until mid-November 2014 to move to amend some, but not all, of the claims alleged in their respective complaints. On November 14, 2014, the Indenture Trustees moved to amend their respective complaints pursuant to the Bankruptcy Court’s order (the “Motions to Amend”). On January 9, 2015, the defendants filed their oppositions to the Motions to Amend. On January 16, 2015, the Bankruptcy Court denied the Motions to Amend (the “Dismissal Order”), but gave the Indenture Trustees until March 2, 2015 to seek to amend their respective complaints. On March 2, 2015, the First Lien Trustee filed a motion seeking to amend its complaint. On April 10, 2015, the defendants, including AGM and Euro VI (BC) S.a.r.l., filed an opposition to the First Lien Trustee’s motion to amend. Instead of moving again to amend its complaint, the 1.5 Lien Trustee chose to appeal the Dismissal Order (the “1.5 Lien Appeal”). On March 30, 2015, the 1.5 Lien Trustee filed its Statement of Issues and Designation of Record on Appeal. On March 31, 2015, because the legal issues presented in the 1.5 Lien Appeal are substantially similar to those presented in the First Lien Intercreditor Action, the parties in the 1.5 Lien Appeal submitted a joint stipulation and proposed order to the District Court staying the briefing schedule on the 1.5 Lien Appeal pending the outcome of the First Lien Trustee’s most recent motion to amend. On April 13, 2015, the Defendants filed their Counter-Designation of the Record on Appeal in the 1.5 Lien Appeal. On May 8, 2015, the Bankruptcy Court denied the motion to amend filed on March 2, 2015 by the First Lien Trustee. On May 27, 2015, the First Lien Trustee filed a notice of appeal from the orders of the Bankruptcy Court dismissing the First Lien Intercreditor Action and denying the First Lien Trustee’s motions to amend (the “First Lien Appeal”). On June 2, 2015, the First Lien Trustee filed its Statement of Issues and Designation of Record on Appeal. On June 24, 2015, the defendants filed their Counter-Designation of the Record on Appeal in the First Lien Appeal. On July 31, 2015, the 1.5 Lien Trustee sent a letter to the federal district court hearing the 1.5 Lien Appeal asking the court to consolidate the 1.5 Lien Appeal with the First Lien Appeal which had been assigned to a different judge (the “Consolidation Request”). On April 8, 2016, the court granted the Consolidation Request. On April 26, 2016, the Court entered a stipulation between the parties providing that the Indenture Trustees’ opening appellate brief is due on or before May 20, 2016, the Appellees’ response brief is due on or before July 14, 2016, and the Indenture Trustees’ reply brief is due on or before August 5, 2016. Apollo is unable at this time to assess a potential risk of loss. In addition, Apollo does not believe that AGM is a proper defendant in these actions.
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

There are several pending actions concerning transactions related to Caesars Entertainment Operating Company, Inc. (“CEOC”) and certain of its subsidiaries.  Apollo is not a defendant in these matters.

•
In re: Caesars Entertainment Operating Company, Inc. bankruptcy proceedings, No. 15-10047 (Del. Bankr.) (the “Delaware Bankruptcy Action”) and No. 15-01145 (N.D. Ill. Bankr.) (the “Illinois Bankruptcy Action”). On January 12, 2015, three holders of CEOC second lien notes filed an involuntary bankruptcy petition against CEOC in the United States Bankruptcy Court for the District of Delaware. On January 15, 2015, CEOC and certain of its affiliates (collectively the “Debtors”) filed for Chapter 11 bankruptcy in the Northern District of Illinois. On February 2, 2015, the court in the Delaware Bankruptcy Action ordered that all bankruptcy proceedings relating to the Debtors should take place in the Illinois Bankruptcy Action. On March 11, 2015, the Debtors filed an adversary complaint in the Illinois Bankruptcy Action to stay, pending resolution of the bankruptcy, the Trustee, Meehancombs, Danner, and BOKF Actions described below. On June 3-4, 2015, the court held an evidentiary hearing on the Debtors’ stay request. On July 22, 2015, the court denied the Debtors’ stay request (the “Stay Denial”). On October 8, 2015, the United States District Court for the Northern District of Illinois (No. 15-06504 (N.D. Ill.)) affirmed the Stay Denial, and the Debtors filed an appeal to the United States Court of Appeals for the Seventh Circuit (No. 15-3259 (7th Cir.)). On December 23, 2015, the Seventh Circuit vacated the lower court opinions denying the injunction and remanded the dispute to the Bankruptcy Court for further proceedings. On January 11, 2016, the CEOC noteholders submitted a petition for rehearing before the Seventh Circuit en banc. The Seventh Circuit denied the petition, and on February 26, 2016, the Bankruptcy Court granted the stay request as to the BOKF Action through May 9, 2016. The Debtors did not request an extension of the May 9, 2016 expiration, but left open the possibility of seeking further relief with respect to the injunction if ongoing mediation efforts are unsuccessful. Separately, the Bankruptcy Court held an evidentiary hearing to determine whether the Debtors’ petition date was January 12, 2015 or January 15, 2015. The Bankruptcy Court has indicated that it will decide that issue on July 20, 2016. Certain of the Debtors’ creditors have indicated in filings with the Illinois bankruptcy court that an investigation into certain acts and transactions that predated the Debtors’ bankruptcy filing could lead to claims against a number of parties, including Apollo. To date, no such claims have been brought against Apollo.

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

During the pendency of CEOC’s bankruptcy proceedings, the Trustee Action has been automatically stayed with respect to CEOC. WSFS additionally advised the bankruptcy court that, during CEOC’s bankruptcy proceedings, the Trustee would only pursue claims in the Trustee Action relating to whether Caesars Entertainment remains liable on a guarantee of certain of CEOC’s second priority notes. On July 17, 2015, WSFS served supplemental subpoenas to several entities affiliated with Apollo. Apollo has substantially completed its production of non-privileged documents responsive to those subpoenas. On March 11, 2016, WSFS filed a motion for partial summary judgment (the “Summary Judgment Motion”) on its breach of contract claim against CEC. On April 25, 2016, CEC filed a joint Cross-Motion for Partial Summary Judgment and answering brief in opposition to WSFS’s Summary Judgment Motion (the “Cross-Motion”). WSFS is currently scheduled to file its joint reply and opposition to CEC’s Cross-Motion on May 24, 2016, CEC will file a reply to WSFS’s opposition on June 9, 2016, and oral argument on the parties’ competing motions for partial summary judgment will be held on June 16, 2016.

•
MeehanCombs Global Credit Opportunities Master Fund, L.P., et al. v. Caesars Entertainment Corp., et al., No. 14-cv-7091 (S.D.N.Y.) (the “MeehanCombs Action”).  On September 3, 2014, institutional investors allegedly holding approximately $137 million in CEOC unsecured senior notes sued CEOC and Caesars Entertainment for breach of contract and the implied covenant of good faith, Trust Indenture Act (“TIA”) violations and a declaratory judgment challenging the August 2014 private financing transaction in which a portion of outstanding senior unsecured notes were purchased by Caesars Entertainment, and a majority of the noteholders agreed to amend the indenture to terminate Caesars Entertainment’s guarantee of the notes and modify certain restrictions on CEOC’s ability to sell assets. Caesars Entertainment and CEOC filed a motion to dismiss on November 12, 2014. On January 15, 2015, the court granted the motion with respect to a TIA claim by MeehanCombs but otherwise denied the motion. On January 30, 2015, plaintiffs filed an amended complaint seeking relief against Caesars Entertainment only, and Caesars Entertainment answered on February 12, 2015. On October 2, 2014, a related putative class action complaint was filed on behalf of the holders of these notes captioned Danner v. Caesars Entertainment Corp., et al., No. 14-cv-7973 (S.D.N.Y.) (the “Danner Action”), against Caesars Entertainment alleging claims similar to those in the MeehanCombs Action. On February 19, 2015, plaintiffs filed an amended complaint, and Caesars Entertainment answered the amended complaint on February 25, 2015. In March 2015, each of MeehanCombs and Danner served subpoenas for documents on Apollo. Apollo produced responsive, non-privileged documents in response to those subpoenas. In July 2015, MeehanCombs and Danner served subpoenas for depositions on Apollo and those depositions were completed on September 22, 2015. On October 23, 2015, MeehanCombs and Danner filed motions for partial summary judgment, related to TIA and breach of contract claims. On December 29, 2015, the court denied the motions for partial summary judgment. The parties are currently engaged in expert discovery. On March 23, 2016, the judge presiding over the MeehanCombs and Danner Actions announced that she was retiring from the bench effective April 28.  A new judge was assigned to preside over the MeehanCombs and Danner Actions (in addition to the BOKF, UMB SDNY, and Wilmington Trust Actions, defined below). On April 6, 2016, the parties agreed to a renewed summary judgment schedule for the MeehanCombs, Danner, BOKF, UMB SDNY (as defined below) and Wilmington Trust Actions. The moving parties submitted their briefs on May 10, 2016.  Opposition briefs are due on or before May 31, 2016. Reply briefs are due on or before June 14, 2016. The court scheduled oral argument on the summary judgment motions for June 24, 2016. The court indicated that it anticipates issuing a decision on the summary judgment motions by July 22, 2016 and that a global trial, if necessary, will begin on August 22, 2016.

•
UMB Bank v. Caesars Entertainment Corporation, et al., No. 10393 (Del. Ch.) (the “UMB Action”). On November 25, 2014, UMB Bank, as trustee for certain CEOC notes, sued Caesars Entertainment, CEOC, other Caesars Entertainment-affiliated entities, and certain of Caesars Entertainment’s directors, including Marc Rowan, Eric Press, David Sambur (each an Apollo Partner) and Jeffrey Benjamin (an Apollo consultant), in Delaware Chancery Court. The lawsuit alleges claims for actual and constructive fraudulent conveyance and transfer, insider preferences, illegal dividends, breach of contract, intentional interference with contractual relations, breach of fiduciary duty, aiding and

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

abetting breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment. The UMB Action seeks appointment of a receiver for CEOC, a constructive trust, and other relief. The UMB Action has been assigned to the same judge overseeing the Trustee Action. Upon filing the complaint, UMB Bank moved to expedite its claim seeking a receiver, on which the court held oral argument on December 17, 2014. On January 15, 2015, the court entered a stipulated order staying the UMB Action as to all parties due to CEOC’s bankruptcy filing. On March 21, 2016, the parties filed a joint status report and a stipulation and proposed order governing the stay of the UMB Action. On April 7, 2016, the court entered the stipulation, staying the UMB Action until the earlier of (i) the termination of the Fifth Amended & Restated Restructuring Support and Forbearance Agreement dated as of October 7, 2015 (the “Fifth Amended Bond RSA”) or (ii) the “Effective Date,” as that term is defined in the Fifth Amended Bond RSA.

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

•
BOKF, N.A. v. Caesars Entertainment Corporation, No. 15-156 (S.D.N.Y) (the “BOKF Action”). On March 3, 2015, BOKF, N.A., as trustee for certain CEOC notes, sued Caesars Entertainment in the Southern District of New York. The lawsuit alleges claims for breach of contract, intentional interference with contractual relations and a declaratory judgment, and seeks to enforce Caesars Entertainment’s guarantee of certain CEOC notes. The BOKF Action has been assigned to the same judge as the MeehanCombs and Danner Actions. On March 25, 2015, Caesars Entertainment filed an answer to the complaint. On May 19, 2015, BOKF sent the court a letter requesting permission to file a partial summary judgment motion on Counts II and V of its complaint, related to the validity and enforceability of Caesars Entertainment’s guarantee of certain notes issued by CEOC and alleged violations of the Trust Indenture Act, 15 U.S.C. §§ 76aaa, et seq. The MeehanCombs and Danner plaintiffs did not join BOKF’s request to file for partial summary judgment. On May 28, 2015, the court granted BOKF permission to move for partial summary judgment. On June 15, 2015, another related complaint captioned UMB Bank, N.A. v. Caesars Entertainment Corp., et al., No. 15-cv-4634 (S.D.N.Y.) (the “UMB SDNY Action”) was filed by UMB Bank, N.A., solely in its capacity as Indenture Trustee of certain first lien notes (“UMB”), against Caesars Entertainment alleging claims similar to those alleged in the BOKF, MeehanCombs and Danner Actions. On June 16, 2015, UMB sent a letter to the court requesting permission to file a partial summary judgment motion on the same schedule with BOKF. On June 26, 2015, BOKF and UMB filed partial summary judgment motions (the “Partial Summary Judgment Motions”). On July 24, 2015, Caesars Entertainment filed its opposition to the Partial Summary Judgment Motions, and on August 7, 2015, BOKF and UMB filed reply briefs in further support of the Partial Summary Judgment Motions. On August 27, 2015, the Court denied the Partial Summary Judgment Motions and certified its opinion for an interlocutory appeal to the United States Court of Appeals for the Second Circuit. On December 22, 2015, the Second Circuit declined to hear the interlocutory appeal. Separately, on November 20, 2015, BOKF and UMB filed a second set of motions for partial summary judgment, on the issue of the disputed contract interpretation related to indenture release provisions. On January 5, 2016 the District Court denied these motions. At a hearing on February 22, 2016, the Court bifurcated the trial in the BOKF and UMB SDNY Actions and scheduled the trial on the breach of contract and TIA claims to begin on March 14, 2016. The Court ordered a separate trial on the claims for breach of the covenant of good faith and fair dealing and tortious interference with contract to begin at a later date to be determined. On February 26, 2016, the Bankruptcy Court granted the stay request as to the BOKF Action until May 9, 2016, resulting in a stay of the trial on the breach of contract and TIA claims in the BOKF and UMB SDNY Actions. On February 24, 2016, Caesars Entertainment filed a motion

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

for partial summary judgment to dispose of the claims for (1) breach of the implied covenant of good faith and fair dealing brought by BOKF and UMB, and (2) intentional interference with contractual relations brought by BOKF. As noted above, the court presiding over the BOKF, UMB SDNY and Wilmington Trust Actions has ordered a briefing and oral argument schedule for renewed summary judgment motions and has scheduled a global trial, if necessary, to begin on August 22, 2016.

•
Wilmington Trust, National Association v. Caesars Entertainment Corporation, No. 15-cv-08280 (S.D.N.Y.) (the “Wilmington Trust Action”). On October 20, 2015, Wilmington Trust, N.A., solely in its capacity as Indenture Trustee for the 10.75% Notes due 2016 (“Wilmington Trust”), sued Caesars Entertainment in the Southern District of New York alleging claims similar to those alleged in the BOKF, UMB, MeehanCombs, and Danner Actions. The Wilmington Trust Action has been referred to the same judge as the other related cases pending in the Southern District of New York. Should any party to the Wilmington Trust Action wish to seek summary judgment on any issue, that motion for summary judgment will proceed on the same schedule as the MeehanCombs, Danner, BOKF, and UMB SDNY Actions.

Apollo believes that the claims in the Trustee Action, the UMB Action, the MeehanCombs Action, the Danner Action, the Koskie Action, the BOKF Action, the UMB SDNY Action, and the Wilmington Trust Action are without merit. For this reason, and because of pending bankruptcy proceedings involving CEOC and certain of its subsidiaries, no reasonable estimate of possible loss, if any, can be made at this time.

The Bankruptcy Court administering the CEOC bankruptcy proceedings appointed an examiner (the “Examiner”) to report on certain transactions engaged in by CEOC and certain of its subsidiaries. The Examiner issued his report on March 16, 2016. The Examiner’s report states that potential claims may exist against “Apollo” and persons affiliated with it relating to certain transactions that occurred in the years preceding CEOC’s bankruptcy filing, principally relating to Bankruptcy Code fraudulent conveyance claims as well as aiding and abetting claims. To date, no new claim has been asserted. Apollo and persons affiliated with it deny any wrongdoing and deny any liability in connection with such transactions, and if any new claim is asserted against any of them, such claim will be vigorously contested.
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

On June 12, 2015, a putative class action was commenced in the United States District Court for the Northern District of California (“California Court”) by Rachel Silva (“Silva”) and Don Hudson, on behalf of themselves and all others similarly situated, against Aviva plc; Athene Annuity and Life Company f/k/a Aviva Life and Annuity Company (“Aviva”); Athene USA Corporation f/k/a Aviva USA Corporation; Athene Holding; Athene Life Re Ltd.; Athene Asset Management; and AGM. The complaint in this action alleges violations of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. Sections 1962(c) and (d). The plaintiffs allege that commencing in 2007 and continuing thereafter, Aviva and its then management engaged in a scheme to, among other things, falsely represent the financial strength of and hide the true financial condition of Aviva by, among other things, allegedly ceding risky liabilities to Aviva’s undercapitalized subsidiaries and affiliates, misvaluing assets, and failing to make required disclosures to purchasers of policies, and that after Athene Holding purchased all of the outstanding stock of Aviva’s parent effective October 2, 2013 the scheme was unwound and rewound so as to continue, and that as a result thereof some of the purchasers of annuity products issued by Aviva were charged an excessive price and were damaged as a result thereof. All defendants (except Aviva plc) (a) moved to transfer this action to the United States District Court for the Southern District of Iowa (“Iowa Court”) and (b) moved to dismiss this action. Aviva plc separately moved to dismiss the action for lack of jurisdiction over it. The California Court granted the motion to transfer to the Iowa Court and denied without prejudice the motions to dismiss. The defendants (except for Aviva plc) have moved to reinstate their motion to dismiss, and in reaction thereto the plaintiffs have advised the defendants that they intend to amend their complaint, on consent of the defendants or by motion to the Iowa Court, which would, inter alia, change the emphasis of their alleged factual assertions, drop Silva as a named plaintiff and drop Aviva plc as a defendant. The defendants are considering what their position will be on consenting to the filing of the proposed amended complaint but, in any event, will pursue a motion to dismiss either the original or the amended complaint. If the action is not dismissed, Athene Asset Management and AGM (and the other defendants) will deny the material allegations of the relevant complaint and will vigorously defend themselves against these claims. Although neither Athene Asset Management nor AGM can predict the ultimate outcome of this action, each believes that it is without merit, and because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On January 26, 2016, Verso Corporation and its subsidiaries (“Verso”), a portfolio company of certain of our private equity funds, filed for bankruptcy protection under Chapter 11 in the United States Bankruptcy Court for the District of Delaware. In connection with the bankruptcy filing, Verso entered into a debtor-in-possession financing package totaling $775 million.
As has been reported in the press, the SEC has focused recently on the disclosure to limited partners of the acceleration of certain special fees. The Company provided information about this topic to the staff of the SEC in connection with the SEC’s periodic examination of the Company in 2013. On July 27, 2015, the Company received an informal request for additional information from the staff of the SEC on this topic and certain ancillary issues. The Company is fully and voluntarily cooperating with the informal requests and is in discussions with the SEC regarding a potential resolution of these matters. As of March 31, 2016, the Company has accrued a $45.0 million legal reserve in connection with these matters.
The Company received an informal request for information from the staff of the SEC concerning the use of designated lender counsel with respect to financing buyout transactions, an issue recently covered in the press. The Company is fully cooperating with the SEC’s request for information.
After the announcement of the execution of the Agreement and Plan of Merger among Apollo Commercial Real Estate Finance, Inc., Apollo Residential Mortgage, Inc. and Arrow Merger Sub, Inc. (“Merger Sub”), two putative class action lawsuits challenging the proposed merger, captioned Aivasian v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001532, and Wiener v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001837, were filed in the Circuit Court for Baltimore City.  A putative class and derivative lawsuit was later filed in the same Court, captioned Crago v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-002610.  Following a hearing on May 6, 2016, the Court entered orders among other things, consolidating the three actions under the caption In Re Apollo Residential Mortgage, Inc. Shareholder Litigation, Case No.: 24-C-16-002610.  The plaintiffs have designated the Crago complaint as the operative complaint.  The operative complaint includes both direct and

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

derivative claims, names as defendants AGM, AMTG, the board of directors of AMTG (the “AMTG Board”), ARI, Merger Sub and Athene Holding and alleges, among other things, that the members of the AMTG Board breached their fiduciary duties to AMTG’s stockholders and that the other defendants aided and abetted such fiduciary breaches. The operative complaint further alleges, among other things, that the proposed merger involves inadequate consideration, was the result of an inadequate and conflicted sales process, and includes unreasonable deal protection devices that purportedly preclude competing offers.  It also alleges that the transactions with Athene Holding are unfair and that the registration statement on Form S-4 filed with the SEC on April 6, 2016 contains materially misleading disclosures and omits certain material information. The operative complaint seeks, among other things, certification of the proposed class, declaratory relief, preliminary and permanent injunctive relief, including enjoining or rescinding the merger, unspecified damages, and an award of other unspecified attorneys’ and other fees and costs. On May 6, 2016, counsel for the plaintiffs filed with the Court a stipulation seeking the appointment of interim co-lead counsel.  Apollo believes that plaintiffs’ claims against it are without merit. For this reason, and because the claims are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.
Following the March 14, 2016 announcement that The Fresh Market, Inc. (“TFM”) had entered into a merger agreement with certain entities affiliated with Apollo (the “TFM Merger Agreement”), five putative shareholder class actions were filed in four courts (one in the Superior Court of Guilford County, North Carolina; two in the United States District Court for the District of Delaware; one in the United States District Court for the Middle District of North Carolina; and one in the Court of Chancery for the State of Delaware). Additionally, one individual action demanding inspection of books and records was filed in the Court of Chancery for the State of Delaware. The first purported class action, captioned Dolores Balint v. The Fresh Market, Inc., et. al., Case No. 16-CVS-4144, was filed on March 23, 2016 in the North Carolina Superior Court (the “Balint Action”). The complaint named as defendants TFM, its officers and directors and certain affiliates of AGM, Pomegranate Holdings, Inc. (“Pomegranate Holdings”) and Pomegranate Merger Sub, Inc. (“Pomegranate Merger Sub”). The Balint action was voluntarily dismissed by the plaintiff on April 13, 2016. The second purported class action, captioned Ross DeAmbrogio v. The Fresh Market, Inc., et. al., Case No. 1:16-cv-00239-LPS, was filed April 7, 2016 in the United States District Court for the District of Delaware and named as defendants TFM and its officers and directors (the “DeAmbrogio action”). The third purported class action, captioned John Solak v. The Fresh Market, Inc., et. al., Case No. 1:16-cv-00249-SLR, was filed April 8, 2016 in the United States District Court for the District of Delaware and named as defendants TFM, its officers and directors, AGM, Pomegranate Holdings, Pomegranate Merger Sub and Apollo Management VIII, L.P. (the “Solak Action”). The fourth purported class action, captioned Ronald Jantz v. Ray Berry, et. al., Case No. 1:16-cv-0307-CCE-JEP, was filed April 11, 2016 in the United States District Court for the Middle District of North Carolina and named as defendants TFM and its officers and directors (the “Jantz Action”). The fifth purported class action, captioned Bruce S. Sherman, et. al. v. The Fresh Market, Inc., et. al., Case No. 12205-VCG, was filed April 14, 2016 in the Chancery Court for the State of Delaware and named as defendants TFM, its officers and directors, AGM, Pomegranate Holdings, Pomegranate Merger Sub and Apollo Management VIII, L.P. (the “Sherman Action”). The sixth action, an individual action captioned Elizabeth Morrison v. The Fresh Market, Inc., Case No. 12243-VCG, was filed April 22, 2016 in the Chancery Court for the State of Delaware and names only TFM as a defendant (the “Morrison Action”). The Morrison Action seeks only the right to inspect certain books and records of TFM pursuant to Section 220 of the Delaware Corporate Code. The Solak Action and Sherman Action allege, among other things, that the TFM officers and directors breached their fiduciary duties to the TFM shareholders in connection with their consideration and approval of the TFM Merger Agreement, including by agreeing to an inadequate price and by filing materially deficient disclosures regarding the transaction. The Solak Action and the Sherman Action further allege that TFM, AGM, Apollo Management VIII, L.P., Pomegranate Holdings and Pomegranate Merger Sub, aided and abetted in those alleged breaches. The DeAmbrogio Action, the Solak Action, and the Jantz Action all allege, among other things, that the defendants violated federal securities laws based on purported material misstatements and omissions contained in public filings related to the TFM Merger Agreement and based on certain support and rollover agreements entered into as part of the TFM Merger Agreement. As filed, the shareholders seek, among other things, rescission of the various transactions associated with the merger and/or rescissory or other damages and attorneys’ and experts’ fees and costs. The plaintiff in the DeAmbrogio Action had filed a Motion for Preliminary Injunction on April 11, 2016 but withdrew that request on April 13, 2016. None of the courts in which these actions are pending has yet set a schedule for resolving the cases on the merits. Because each of these actions is in the early stages, no reasonable estimate of possible loss, if any, can be made. Apollo believes that each of these actions is without merit.
On March 4, 2016, the Public Employees Retirement System of Mississippi filed a putative securities class action against Sprouts Farmers Market, Inc. (“SFM”), several SFM directors (including Andrew Jhawar, an Apollo partner), an LP and an LLC controlled by entities managed by Apollo affiliates, and two underwriters of a March 2015 secondary offering of SFM common stock. The LP and LLC—AP Sprouts Holdings, LLC and AP Sprouts Holdings (Overseas), L.P. (the “AP Entities”)—sold SFM common stock in the March 2015 secondary offering. The complaint, filed in Arizona Superior Court and captioned Public Employees Retirement System of Mississippi v. Sprouts Farmers Market, Inc. (CV2016-050480), alleges that SFM filed a

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

materially misleading registration statement for the secondary offering that incorporated alleged misrepresentations in SFM’s 2014 annual report regarding SFM’s business prospects, and failed to disclose alleged accelerating produce deflation. The two causes of action against the AP Entities are for alleged violations of Sections 11 and 15 of the Securities Act of 1933. Plaintiff seeks, among other things, compensatory damages for alleged losses sustained from a decline in SFM’s stock price. On March 24, 2016, defendants removed the case to United States District Court for the District of Arizona, and April 18, 2016, Plaintiff moved to remand. Because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.

Although the ultimate outcome of these matters cannot be ascertained at this time, Apollo is of the opinion, after consultation with counsel, that the resolution of any such matters to which it is a party at this time will not have a material adverse effect on the consolidated financial statements. Legal actions material to Apollo could, however, arise in the future.
Commitments—Apollo leases office space and certain office equipment under various lease and sublease arrangements, which expire on various dates through 2025. As these leases expire, it can be expected that in the normal course of business, they will be renewed or replaced. Certain lease agreements contain renewal options, rent escalation provisions based on certain costs incurred by the landlord or other inducements provided by the landlord. Rent expense is accrued to recognize lease escalation provisions and inducements provided by the landlord, if any, on a straight-line basis over the lease term and renewal periods where applicable. Apollo has entered into various operating lease service agreements in respect of certain assets.
As of March 31, 2016, the approximate aggregate minimum future payments required for operating leases were as follows:

	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
Aggregate minimum future payments	$28,476	$35,834	$31,371	$30,635	$14,087	$10,713	$151,116
Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $10.1 million and $10.5 million for the three months ended March 31, 2016 and 2015, respectively.
Other Long-term Obligations—These obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of March 31, 2016, fixed and determinable payments due in connection with these obligations were as follows:

	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
Other long-term obligations	$16,329	$5,493	$5,040	$2,461	$132	$—	$29,455

Contingent Obligations—Carried interest income with respect to private equity funds and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through March 31, 2016 and that would be reversed approximates $2.3 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company, as general partner, has received more carried interest income than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund or as otherwise set forth in the respective limited partnership agreement of the fund. See note 12 to our condensed consolidated financial statements for further details regarding the general partner obligation.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of March 31, 2016, there were no underwriting commitments outstanding related to such offerings.
Contingent Consideration—In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the remaining contingent obligation was $65.0 million and $70.9 million as of March 31, 2016 and December 31, 2015, respectively.
In connection with the Gulf Stream acquisition, the Company agreed to make payments to the former owners of Gulf Stream under a contingent consideration obligation which required the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest income. The contingent liability had a fair value of $9.1 million and $8.7 million as of March 31, 2016 and December 31, 2015, respectively, which was recorded in profit sharing payable in the condensed consolidated statements of financial condition.
The contingent consideration obligations will be remeasured to fair value at each reporting period until the obligations are satisfied. The changes in the fair value of the contingent consideration obligations is reflected in profit sharing expense in the condensed consolidated statements of operations.
The contingent consideration obligations are measured at fair value and are characterized as Level III liabilities. See note 5 for further information regarding fair value measurements.

14. SEGMENT REPORTING
Apollo conducts its business primarily in the United States and substantially all of its revenues are generated domestically. Apollo’s business is conducted through three reportable segments: private equity, credit and real estate. Segment information is utilized by our Managing Partners, who operate collectively as our chief operating decision maker, to assess performance and to allocate resources. These segments were established based on the nature of investment activities in each underlying fund, including the specific type of investment made, the frequency of trading, and the level of control over the investment.
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
Economic Income (Loss)
Economic Income, or “EI”, is a key performance measure used by management in evaluating the performance of Apollo’s private equity, credit and real estate segments. Management believes the components of EI, such as the amount of management fees, advisory and transaction fees and carried interest income, are indicative of the Company’s performance. Management uses EI in making key operating decisions such as the following:

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

EI is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. EI represents segment income (loss) before income tax (provision) benefit excluding transaction-related charges arising from the 2007 private placement, and any acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. In addition, segment data excludes non-cash revenue and expense related to equity awards granted by unconsolidated affiliates to employees of the Company, compensation and administrative related expense reimbursements, as well as the assets, liabilities and operating results of the funds and VIEs that are included in the condensed consolidated financial statements.
Economic Income (Loss) for the three months ended March 31, 2015 includes a recast of salary, bonus and benefits due to management’s change in allocation methodology among the segments in the current period. All prior periods have been recast to conform to the current presentation. Impact to the combined segments’ total Economic Income (Loss) for all periods was zero.

	Impact on Economic Income (Loss)
	For the Three Months Ended March 31, 2015
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Total Economic Income (Loss), as previously presented	$59,079	$45,148	$(2,158)	$102,069
Impact of reclassification	(5,483)	4,423	1,060	—
Total Economic Income (Loss), as currently presented	$53,596	$49,571	$(1,098)	$102,069

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents financial data for Apollo’s reportable segments as of and for the three months ended March 31, 2016 and 2015:

	As of and for the Three Months Ended March 31, 2016
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$2,713	$4,410	$876	$7,999
Management fees from affiliates	74,918	142,511	13,504	230,933
Carried interest income (loss) from affiliates:
Unrealized losses(1)	(146,335)	(21,179)	(3,377)	(170,891)
Realized gains	—	45,152	4,771	49,923
Total Revenues	(68,704)	170,894	15,774	117,964
Expenses:
Compensation and benefits:
Salary, bonus and benefits	32,074	51,612	8,684	92,370
Equity-based compensation	7,385	8,560	775	16,720
Profit sharing expense	(57,374)	21,424	2,457	(33,493)
Total compensation and benefits	(17,915)	81,596	11,916	75,597
Other expenses	16,725	31,193	6,144	54,062
Total Expenses	(1,190)	112,789	18,060	129,659
Other Loss:
Net interest expense	(2,428)	(3,655)	(808)	(6,891)
Net losses from investment activities	(4,106)	(52,393)	—	(56,499)
Income (loss) from equity method investments	(5,483)	848	776	(3,859)
Other income, net	(124)	(408)	(29)	(561)
Total Other Loss	(12,141)	(55,608)	(61)	(67,810)
Non-Controlling Interests	—	(2,385)	—	(2,385)
Economic Income (Loss)	$(79,655)	$112	$(2,347)	$(81,890)
Total Assets	$1,083,793	$2,106,226	$175,333	$3,365,352

(1)
Included in unrealized carried interest losses from affiliates for the three months ended March 31, 2016 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 12 for further details regarding the general partner obligation.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended March 31, 2015
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$3,841	$5,352	$350	$9,543
Management fees from affiliates	74,597	139,452	10,664	224,713
Carried interest income from affiliates:
Unrealized (losses)(1)	(21,109)	(45,770)	(26)	(66,905)
Realized gains	76,035	57,046	2,417	135,498
Total Revenues	133,364	156,080	13,405	302,849
Expenses:
Compensation and benefits:
Salary, bonus and benefits	31,283	49,256	7,013	87,552
Equity-based compensation	9,056	5,756	1,019	15,831
Profit sharing expense	28,799	10,217	1,816	40,832
Total compensation and benefits	69,138	65,229	9,848	144,215
Other expenses	15,185	32,120	4,629	51,934
Total Expenses	84,323	97,349	14,477	196,149
Other Income (Loss):
Net interest expense	(2,549)	(3,462)	(681)	(6,692)
Net gains from investment activities	—	1,761	—	1,761
Income (loss) from equity method investments	5,483	(6,907)	226	(1,198)
Other income, net	1,621	2,294	429	4,344
Total Other Income (Loss)	4,555	(6,314)	(26)	(1,785)
Non-Controlling Interests	—	(2,846)	—	(2,846)
Economic Income (Loss)	$53,596	$49,571	$(1,098)	$102,069

(1)
Included in unrealized carried interest losses from affiliates for the three months ended March 31, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 12 for further detail regarding the general partner obligation.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables reconcile the total reportable segments to Apollo’s income before income tax (provision) benefit and total assets as of and for the three months ended March 31, 2016 and 2015 and total assets as of March 31, 2016:

	As of and for the Three Months Ended March 31, 2016
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$117,964		$2,862	(1)	$120,826
Expenses	129,659		12,240	(2)	141,899
Other income, net	(67,810)		9,175	(3)	(58,635)
Non-Controlling Interests	(2,385)		2,385		—
Economic (Loss) / (Loss) before income tax benefit	$(81,890)	(4)	$2,182		$(79,708)
Total Assets	$3,365,352		$995,415	(5)	$4,360,767

	For the Three Months Ended March 31, 2015
	Total Reportable Segments		Consolidation Adjustments and Other		Consolidated
Revenues	$302,849		$175	(1)	$303,024
Expenses	196,149		27,847	(2)	223,996
Other income, net	(1,785)		9,769	(3)	7,984
Non-Controlling Interests	(2,846)		2,846		—
Economic Income / Income before income tax provision	$102,069	(4)	$(15,057)		$87,012

(1)
Represents advisory fees, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated affiliates to employees of the Company and certain compensation and administrative related expense reimbursements.

(2)
Represents the addition of expenses of consolidated funds and VIEs, transaction-related charges and certain compensation and administrative expenses. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions.

(3)Results from the following:

	For the Three Months Ended March 31,
	2016	2015
Net gains from investment activities	$30	$354
Net gains from investment activities of consolidated variable interest entities	1,319	1,328
Income from equity method investments	42	137
Other income, net	7,784	7,950
Total consolidation adjustments	$9,175	$9,769

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(4)	The reconciliation of Economic Income to income before income tax (provision) benefit reported in the condensed consolidated statements of operations consists of the following:

	For the Three Months Ended March 31,
	2016	2015
Economic Income (Loss)	$(81,890)	$102,069
Adjustments:
Net income attributable to Non-Controlling Interests in consolidated entities and appropriated partners’ capital	2,035	2,560
Transaction-related charges(6)	147	(17,617)
Total consolidation adjustments and other	2,182	(15,057)
Income (loss) before income tax (provision) benefit	$(79,708)	$87,012

(5)
Represents the addition of assets of consolidated funds and VIEs. Upon adoption of new accounting guidance (see note 2), debt issuance costs previously recorded in other assets in the condensed consolidated statements of financial condition were reclassified as a direct deduction of the carrying amount of the related debt arrangement.

(6)
Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. Equity-based compensation adjustment includes non-cash revenues and expenses related to equity awards granted by unconsolidated affiliates to employees of the Company.

15. SUBSEQUENT EVENTS
On May 5, 2016, the Company declared a cash distribution of $0.25 per Class A share, which will be paid on May 31, 2016 to holders of record on May 20, 2016.

ITEM 1A.     UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS
OF FINANCIAL CONDITION

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	March 31, 2016
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$542,483	$—	$—	$542,483
Cash and cash equivalents held at consolidated funds	—	6,920	—	6,920
Restricted cash	5,356	—	—	5,356
Investments	1,208,361	24,066	(98,868)	1,133,559
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	33,133	—	33,133
Investments, at fair value	—	964,099	(306)	963,793
Other assets	—	59,582	—	59,582
Carried interest receivable	490,403	—	—	490,403
Due from affiliates	262,638	—	(735)	261,903
Deferred tax assets	650,175	—	—	650,175
Other assets	88,952	7,664	(140)	96,476
Goodwill	88,852	—	—	88,852
Intangible assets, net	28,132	—	—	28,132
Total Assets	$3,365,352	$1,095,464	$(100,049)	$4,360,767
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$98,661	$—	$—	$98,661
Accrued compensation and benefits	50,131	—	—	50,131
Deferred revenue	175,536	—	—	175,536
Due to affiliates	594,254	—	—	594,254
Profit sharing payable	257,504	—	—	257,504
Debt	1,046,012	—	—	1,046,012
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	878,306	(43,688)	834,618
Other liabilities	—	74,172	(140)	74,032
Due to affiliates	—	735	(735)	—
Other liabilities	36,042	6,983	—	43,025
Total Liabilities	2,258,140	960,196	(44,563)	3,173,773

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Additional paid in capital	1,957,692	—	—	1,957,692
Accumulated deficit	(1,403,256)	34,758	(34,756)	(1,403,254)
Accumulated other comprehensive income (loss)	(3,531)	(1,581)	34	(5,078)
Total Apollo Global Management, LLC shareholders’ equity	550,905	33,177	(34,722)	549,360
Non-Controlling Interests in consolidated entities	7,673	102,091	(20,764)	89,000
Non-Controlling Interests in Apollo Operating Group	548,634	—	—	548,634
Total Shareholders’ Equity	1,107,212	135,268	(55,486)	1,186,994
Total Liabilities and Shareholders’ Equity	$3,365,352	$1,095,464	$(100,049)	$4,360,767

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
Assets of consolidated variable interest entities:
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Apollo Global Management, LLC’s condensed consolidated financial statements and the related notes included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section of this report entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016 (the “2015 Annual Report”). The highlights listed below have had significant effects on many items within our condensed consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.

General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in private equity, credit and real estate with significant distressed expertise and a flexible mandate in the majority of our funds which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 26 years and lead a team of 928 employees, including 354 investment professionals, as of March 31, 2016.
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
As of March 31, 2016, we had total AUM of $172.5 billion across all of our businesses. More than 90% of our total AUM was in funds with a contractual life at inception of seven years or more, and 49% of such AUM was in permanent capital vehicles. On December 31, 2013, Fund VIII held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of March 31, 2016, Fund VIII had $12.7 billion of uncalled commitments remaining. Additionally, Fund VII held a final closing in December 2008, raising a total of $14.7 billion, and as of March 31, 2016, Fund VII had $2.5 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through March 31, 2016. Apollo’s traditional private equity funds’ appreciation was 0.5% for the three months ended March 31, 2016.
For our credit segment, total gross and net returns, excluding assets managed by Athene Asset Management that are not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo, were 1.1% and 0.9%, respectively, for the three months ended March 31, 2016.
For our real estate segment, total gross and net returns for U.S. RE Fund I including co-investment capital were 2.2% and 1.8%, respectively, for the three months ended March 31, 2016.
For further detail related to fund performance metrics across all of our businesses, see “—The Historical Investment Performance of Our Funds.”
Holding Company Structure
The diagram below depicts our current organizational structure:

BRH Holdings GP, Ltd. (Class B Share)(2)(5)
Managing Partners
100% of LP Units
GP
BRH Holdings, L.P.(3)
60.84% of Total Voting Power
89.07% of LP Units
GP
Class A Shareholders (Class A Shares)(1)
AGM Management, LLC(5) (Our Manager)
10.93% of LP Units
Contributing Partners
AP Professional Holdings, L.P. (53.99% of Apollo Operating Group Units)(4)
39.16% of Total Voting Power
53.99% of the LP Units of Each Apollo Operating Group Entity
Apollo Global Management, LLC
(46.01% of Apollo Operating Group Units)(6)
Intermediate Holding Companies
100%
100%
100%
100%
100%
APO Asset Co., LLC
APO (FC), LLC
APO UK (FC), Limited
APO (FC II), LLC
APO Corp.
46.01% of the LP units of certain Apollo Operating Group Entities
46.01% of the LP units of certain Apollo Operating Group Entities
46.01% of the LP units of certain Apollo Operating Group Entities
46.01% of the LP units of certain Apollo Operating Group Entities
46.01% of the LP units of certain Apollo Operating Group Entities
Apollo Operating Group

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of the date of the filing of this Quarterly Report on Form 10-Q.

(1)
The Strategic Investors hold 24.45% of the Class A shares outstanding and 11.25% of the economic interests in the Apollo Operating Group. The Class A shares held by investors other than the Strategic Investors represent 39.16% of the total voting power of our shares entitled to vote and 34.76% of the economic interests in the Apollo Operating Group. Class A shares held by the Strategic Investors do not have voting rights. However, such Class A shares will become entitled to vote upon transfers by a Strategic Investor in accordance with the agreements entered into in connection with the investments made by the Strategic Investors.

(2)
Our Managing Partners own BRH Holdings GP, Ltd., which in turn holds our only outstanding Class B share. The Class B share represents 60.84% of the total voting power of our shares entitled to vote but no economic interest in Apollo Global Management, LLC. Our Managing Partners’ economic interests are instead represented by their indirect beneficial ownership, through Holdings, of 48.09% of the limited partner interests in the Apollo Operating Group.

(3)	Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles, limited partner interests in Holdings.

(4)
Holdings owns 53.99% of the limited partner interests in each Apollo Operating Group entity. The AOG Units held by Holdings are exchangeable for Class A shares. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 48.09%

of the AOG Units. Our Contributing Partners, through their ownership interests in Holdings, beneficially own 5.90% of the AOG Units.

(5)	BRH Holdings GP, Ltd. is the sole member of AGM Management, LLC, our manager. The management of Apollo Global Management, LLC is vested in our manager as provided in our operating agreement.

(6)
Represents 46.01% of the limited partner interests in each Apollo Operating Group entity, held through the Intermediate Holding Companies. Apollo Global Management, LLC, also indirectly owns 100% of the general partner interests in each Apollo Operating Group entity.

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

Business Environment
As a global investment manager, we are affected by numerous factors, including the condition of financial markets and the economy. Price fluctuations within equity, credit, commodity, foreign exchange markets, as well as interest rates, which may be volatile and mixed across geographies, can significantly impact the valuation of our funds' investments and related income we may recognize.
In the U.S., the S&P 500 Index rose by 0.8% in the first quarter of 2016, following an increase of 6.5% in the fourth quarter of 2015. Outside the U.S., global equity markets fell during the first quarter of 2016. The MSCI All Country World ex USA Index declined 1.4% following an increase of 4.2% in the fourth quarter of 2015.
Conditions in the credit markets also have a significant impact on our business. Credit markets generally rose in the first quarter of 2016, with the BofAML HY Master II Index increasing 3.3% and the S&P/LSTA Leveraged Loan Index increasing 1.6%. Benchmark interest rates finished the quarter lower than the prior quarter, following the first increase in the federal funds rate by the Federal Reserve in nearly a decade at the end of 2015. The U.S. 10-year Treasury yield fell approximately 50 basis points in the first quarter to finish the quarter at 1.8%.
Foreign exchange rates can materially impact the valuations of our funds’ investments that are denominated in currencies other than the U.S. dollar. Relative to the U.S. dollar, the Euro appreciated 4.8% in the first quarter of 2016 after depreciating 2.9% in the fourth quarter of 2015, while the British pound depreciated 2.5% in the first quarter of 2016 after depreciating by 2.6% in the fourth quarter of 2015. Commodities generally saw slight price increases in the first quarter of 2016, following a particularly weak fourth quarter of 2015 which was driven by depreciation in oil. The price of crude oil rose 3.5% during the first quarter, compared to a decline of 17.9% during the fourth quarter of 2015.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 0.5% in the first quarter of 2016, the same level growth observed in the fourth quarter of 2015. As of April 2016, the International Monetary Fund estimated that the U.S. economy will expand by 2.6% during 2016. Additionally, the U.S. unemployment rate stands at 5.0%, the same level as of December 31, 2015.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its fund investors by focusing on opportunities that management believes are often overlooked by other investors. As such, Apollo deployed $2.2 billion and $13.1 billion of capital during the first quarter and the twelve months ended March 31, 2016, respectively. We believe Apollo’s expertise in credit and its focus on nine core industry sectors, combined with more than 26 years of investment experience, has allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors include chemicals, natural resources, consumer and retail, distribution and transportation, financial and business services, manufacturing and industrial, media and cable and leisure, packaging and materials and the satellite and wireless industries. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods.

In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to launch new products and pursue attractive strategic growth opportunities. As such, Apollo had $4.6 billion and $23.4 billion of capital inflows during the first quarter and the twelve months ended March 31, 2016, respectively. Apollo returned $1.1 billion and $8.3 billion of capital and realized gains to the investors in the funds it manages during the first quarter and the twelve months ended March 31, 2016, respectively.

Managing Business Performance
We believe that the presentation of Economic Income (Loss), or EI, supplements a reader’s understanding of the economic operating performance of each of our segments.
Economic Income (Loss)
EI has certain limitations in that it does not take into account certain items included under U.S. GAAP. EI represents segment income (loss) before income tax (provision) benefit excluding transaction-related charges arising from the 2007 private placement and any acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. In addition, segment data excludes non-cash revenue and expense related to equity awards granted by unconsolidated affiliates to employees of the Company, compensation and administrative related expense reimbursements from unconsolidated affiliates, as well as the assets, liabilities and operating results of the funds and VIEs that are included in the condensed consolidated financial statements. We believe the exclusion of the non-cash charges related to the 2007 Reorganization for equity-based compensation provides investors with a meaningful indication of our performance because these charges relate to the equity portion of our capital structure and not our core operating performance. Economic Net Income (Loss) represents EI adjusted to reflect income tax (provision) benefit on EI that has been calculated assuming that all income is allocated to Apollo Global Management, LLC, which would occur following an exchange of all AOG Units for Class A shares of Apollo Global Management, LLC. The economic assumptions and methodologies that impact the implied income tax (provision) benefit are similar to those methodologies and certain assumptions used in calculating the income tax (provision) benefit for Apollo’s condensed consolidated statements of operations under U.S. GAAP.
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
We believe that EI is helpful for an understanding of our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed below in “—Overview of Results of Operations” that have been prepared in accordance with U.S. GAAP. See note 14 to the condensed consolidated financial statements for more details regarding management’s consideration of EI.
EI may not be comparable to similarly titled measures used by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. We use EI as a measure of operating performance, not as a measure of liquidity. EI should not be considered in isolation or as a substitute for operating income, net income, operating cash flows, investing and financing activities, or other income or cash flow statement data prepared in accordance with U.S. GAAP. The use of EI without consideration of related U.S. GAAP measures is not adequate due to the adjustments described above. Management compensates for these limitations by using EI as a supplemental measure to U.S. GAAP results, to provide a more complete understanding of our performance as management measures it. A reconciliation of EI to its most directly comparable U.S. GAAP measure of income (loss) before income tax (provision) benefit can be found in the notes to our condensed consolidated financial statements.
Economic Income (Loss) for the three months ended March 31, 2015 includes a recast of salary, bonus and benefits due to management’s change in allocation methodology among the segments in the current period. All prior periods have been recast to conform to the current presentation. The impact to the combined segments total Economic Income (Loss) for all periods was zero. The impact of this change to EI for each segment is reflected in note 14 to the condensed consolidated financial statements.

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
Fee-Related EBITDA

Fee-related EBITDA is a non-U.S. GAAP measure derived from our segment reported results and is used to assess the performance of our operations as well as our ability to service current and future borrowings. Fee-related EBITDA represents management business EI plus amounts for equity-based compensation and depreciation and amortization. “Fee-related EBITDA +100% of net realized carried interest” represents fee-related EBITDA plus realized carried interest less realized profit sharing, combining operating results of the management business and incentive business.

Operating Metrics
We monitor certain operating metrics that are common to the alternative investment management industry. These operating metrics include Assets Under Management, capital deployed and uncalled commitments.
Assets Under Management
The table below presents Fee-Generating and Non-Fee-Generating AUM by segment as of March 31, 2016 and 2015 and December 31, 2015:

	As of March 31, 2016
	Private Equity	Credit	Real Estate	Total
	(in millions)
Fee-Generating	$29,325	$104,904	$6,844	$141,073
Non-Fee-Generating	8,377	18,950	4,113	31,440
Total Assets Under Management	$37,702	$123,854	$10,957	$172,513

	As of March 31, 2015
	Private Equity	Credit	Real Estate	Total
	(in millions)
Fee-Generating	$30,199	$94,858	$6,195	$131,252
Non-Fee-Generating	10,334	18,061	3,301	31,696
Total Assets Under Management	$40,533	$112,919	$9,496	$162,948

	As of December 31, 2015
	Private Equity	Credit	Real Estate	Total
	(in millions)
Fee-Generating	$29,258	$101,522	$7,317	$138,097
Non-Fee-Generating	8,244	19,839	3,943	32,026
Total Assets Under Management	$37,502	$121,361	$11,260	$170,123
The table below presents AUM with Future Management Fee Potential, which is a component of Non-Fee-Generating AUM, for each of Apollo’s three segments as of March 31, 2016 and 2015 and December 31, 2015.

	As of March 31, 2016	As of March 31, 2015	As of December 31, 2015
	(in millions)
Private Equity	$2,052	$1,889	$2,093
Credit	6,098	6,506	5,763
Real Estate	975	670	986
Total AUM with Future Management Fee Potential	$9,125	$9,065	$8,842

The following table presents the components of Carry-Eligible AUM for each of Apollo’s three segments as of March 31, 2016 and 2015 and December 31, 2015:

	As of March 31, 2016
	Private Equity	Credit	Real Estate	Total
	(in millions)
Carry-Generating AUM	$9,008	$22,985	$510	$32,503
AUM Not Currently Generating Carry	7,276	16,038	756	24,070
Uninvested Carry-Eligible AUM	16,467	9,193	1,007	26,667
Total Carry-Eligible AUM	$32,751	$48,216	$2,273	$83,240

	As of March 31, 2015
	Private Equity	Credit	Real Estate	Total
	(in millions)
Carry-Generating AUM	$13,507	$20,594	$672	$34,773
AUM Not Currently Generating Carry	3,100	12,051	808	15,959
Uninvested Carry-Eligible AUM	18,695	9,562	550	28,807
Total Carry-Eligible AUM	$35,302	$42,207	$2,030	$79,539

	As of December 31, 2015
	Private Equity	Credit	Real Estate	Total
	(in millions)
Carry-Generating AUM	$9,461	$16,923	$516	$26,900
AUM Not Currently Generating Carry	6,793	21,583	865	29,241
Uninvested Carry-Eligible AUM	16,528	8,701	1,059	26,288
Total Carry-Eligible AUM	$32,782	$47,207	$2,440	$82,429

The following table presents AUM Not Currently Generating Carry for funds that have commenced investing capital for more than 24 months as of March 31, 2016 and the corresponding appreciation required to reach the preferred return or high watermark in order to generate carried interest:

Category / Fund	Invested AUM Not Currently Generating Carry	Investment Period Active > 24 Months	Appreciation Required to Achieve Carry(1)
	(in millions)
Private Equity:
Fund VIII	$5,434	$5,434	5%
Other PE	1,842	1,283	24%
Total Private Equity	7,276	6,717	8%
Credit:
Drawdown	5,277	4,507	26%
Liquid/Performing	10,761	551	< 250bps
		1,034	250-500bps
		1,933	> 500bps
Permanent capital vehicles ex Athene Non-Sub-Advised	—	—	NM
Total Credit	16,038	8,025	19%
Real Estate:
Total Real Estate	756	395	> 500bps
Total	$24,070	$15,137

(1)
All investors in a given fund are considered in aggregate when calculating the appreciation required to achieve carry presented above. Appreciation required to achieve carry may vary by individual investor.

The components of Fee-Generating AUM by segment as of March 31, 2016 and 2015 and December 31, 2015 are presented below:

	As of March 31, 2016
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$20,319		$6,042	$376	$26,737
Fee-Generating AUM based on invested capital	8,209		4,279	3,799	16,287
Fee-Generating AUM based on gross/adjusted assets	378		86,161	2,580	89,119
Fee-Generating AUM based on NAV	419		8,422	89	8,930
Total Fee-Generating AUM	$29,325	(1)	$104,904	$6,844	$141,073

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at March 31, 2016 was 70 months.

	As of March 31, 2015
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$20,071		$6,059	$7	$26,137
Fee-Generating AUM based on invested capital	9,677		4,328	4,024	18,029
Fee-Generating AUM based on gross/adjusted assets	451		78,270	2,046	80,767
Fee-Generating AUM based on NAV	—		6,201	118	6,319
Total Fee-Generating AUM	$30,199	(1)	$94,858	$6,195	$131,252

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at March 31, 2015 was 70 months.

	As of December 31, 2015
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$20,315		$5,787	$376	$26,478
Fee-Generating AUM based on invested capital	8,094		3,860	4,180	16,134
Fee-Generating AUM based on gross/adjusted assets	506		83,728	2,671	86,905
Fee-Generating AUM based on NAV	343		8,147	90	8,580
Total Fee-Generating AUM	$29,258	(1)	$101,522	$7,317	$138,097

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2015 was 73 months.

 The following table presents total AUM and Fee-Generating AUM amounts for our private equity segment:

	Total AUM			Fee-Generating AUM
	As of March 31,		As of December 31	As of March 31,		As of December 31
	2016	2015	2015	2016	2015	2015
	(in millions)
Traditional Private Equity Funds(1)	$30,647	$34,998	$30,665	$24,826	$27,168	$24,826
Natural Resources	3,120	1,346	2,909	2,654	1,295	2,436
Other(2)	3,935	4,189	3,928	1,845	1,736	1,996
Total	$37,702	$40,533	$37,502	$29,325	$30,199	$29,258

(1)
Refers to Apollo Investment Fund I, L.P. (“Fund I”), AIF II, L.P. (“Fund II”), MIA, Apollo Investment Fund III, L.P. (together with its parallel funds, “Fund III”), Fund IV, Fund V, Fund VI, Fund VII and Fund VIII.

(2)	Includes co-investments contributed to Athene by AAA through its investment in AAA Investments as discussed in note 12 of the condensed consolidated financial statements.
The following table presents total AUM and Fee-Generating AUM amounts for our credit segment by category type:

	Total AUM			Fee-Generating AUM
	As of March 31,		As of December 31	As of March 31,		As of December 31
	2016	2015	2015	2016	2015	2015
	(in millions)
Liquid/Performing	$36,789	$35,094	$37,242	$30,903	$30,006	$30,603
Drawdown	20,088	18,395	19,112	11,743	10,317	11,130
Permanent capital vehicles ex Athene Non-Sub-Advised(1)	14,993	12,117	15,058	10,274	7,222	9,840
Athene Non-Sub-Advised(1)	51,984	47,313	49,949	51,984	47,313	49,949
Total	$123,854	$112,919	$121,361	$104,904	$94,858	$101,522

(1)
As of March 31, 2016, Athene Non-Sub-Advised includes $46.6 billion of Athene Asset Management AUM and $5.4 billion of AUM related to Athene Germany (for which a different Apollo subsidiary provides investment advisory services), respectively, but excludes $13.9 billion of assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo.

The following table presents total AUM and Fee-Generating AUM amounts for our real estate segment:

	Total AUM			Fee-Generating AUM
	As of March 31,		As of December 31	As of March 31,		As of December 31
	2016	2015	2015	2016	2015	2015
	(in millions)
Debt	$7,768	$6,965	$7,737	$5,335	$5,026	$5,477
Equity	3,189	2,531	3,523	1,509	1,169	1,840
Total	$10,957	$9,496	$11,260	$6,844	$6,195	$7,317
The following tables summarize changes in total AUM for each of Apollo’s three segments for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016				2015
	Private Equity	Credit	Real Estate	Total	Private Equity	Credit	Real Estate	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$37,502	$121,361	$11,260	$170,123	$41,299	$108,960	$9,538	$159,797
Inflows	482	3,663	432	4,577	53	4,386	461	4,900
Outflows(2)	(306)	(1,374)	—	(1,680)	(470)	(27)	(21)	(518)
Net Flows	176	2,289	432	2,897	(417)	4,359	440	4,382
Realizations	(21)	(320)	(798)	(1,139)	(611)	(342)	(426)	(1,379)
Market Activity(3)(4)	45	524	63	632	262	(58)	(56)	148
End of Period	$37,702	$123,854	$10,957	$172,513	$40,533	$112,919	$9,496	$162,948

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

(2)	Outflows for Total AUM include redemptions of $347.3 million and $47.3 million during the years ended March 31, 2016 and 2015, respectively.

(3)	Includes foreign exchange impacts of $59.8 million, $425.5 million and $9.6 million for private equity, credit and real estate, respectively, during the three months ended March 31, 2016.

(4)	Includes foreign exchange impacts of $(172.0) million, $(445.3) million and $(159.6) million for private equity, credit and real estate, respectively, during the three months ended March 31, 2015.
Assets Under Management

Total AUM was $172.5 billion at March 31, 2016, an increase of $2.4 billion, or 1.4%, compared to $170.1 billion at December 31, 2015. The net increase was primarily due to:

Net flows of $2.9 billion primarily related to:

•
a $2.3 billion increase related to funds we manage in the credit segment primarily consisting of subscriptions of $1.4 billion, an increase in Assets Under Management relating to Athene Holding of $1.3 billion, $0.6 billion in acquisitions by MidCap, and net segment transfers of $0.2 billion, offset by a decrease in leverage of $1.0 billion primarily attributable to certain credit hedge funds and redemptions of $0.3 billion;

•
a $0.2 billion increase related to funds we manage in the private equity segment consisting of subscriptions attributable to Apollo Special Situations Fund, L.P. of $0.3 billion and ANRP II of $0.2 billion, offset by net segment transfers of $0.3 billion; and

•
a $0.4 billion increase related to funds we manage in the real estate segment primarily consisting of subscriptions of $0.2 billion, net segment transfers of $0.1 billion and a change in leverage of $0.1 billion.

Market activity of $0.6 billion primarily related to $0.5 billion of appreciation in the funds we manage in the credit segment.

Offsetting these increases were:

Realizations of $1.1 billion primarily related to:

•
$0.8 billion related to funds we manage in the real estate segment primarily consisting of distributions of $0.4 billion from our real estate debt funds and $0.4 billion from our real estate equity funds; and

•	$0.3 billion related to funds we manage in the credit segment primarily consisting of distributions of $0.1 billion and $0.1 billion in drawdown funds and liquid/performing funds, respectively.

The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three segments for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016				2015
	Private Equity	Credit	Real Estate	Total	Private Equity	Credit	Real Estate	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$29,258	$101,522	$7,317	$138,097	$30,285	$92,192	$6,237	$128,714
Inflows	281	3,891	117	4,289	—	3,300	322	3,622
Outflows(2)	(214)	(608)	(46)	(868)	(23)	(306)	(111)	(440)
Net Flows	67	3,283	71	3,421	(23)	2,994	211	3,182
Realizations(3)	—	(179)	(547)	(726)	(62)	(305)	(222)	(589)
Market Activity(4)	—	278	3	281	(1)	(23)	(31)	(55)
End of Period	$29,325	$104,904	$6,844	$141,073	$30,199	$94,858	$6,195	$131,252

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

(2)	Outflows for Fee-Generating AUM include redemptions of $290.0 million and $26.7 million during the three months ended March 31, 2016 and 2015, respectively.

(3)	Includes foreign exchange impacts of $386.6 million and $15.5 million for credit and real estate, respectively, during the three months ended March 31, 2016.

(4)	Includes foreign exchange impacts of $(351.0) million and $(87.7) million for credit and real estate, respectively, during the three months ended March 31, 2015.

Total Fee-Generating AUM was $141.1 billion at March 31, 2016, an increase of $3.0 billion or 2.2%, compared to $138.1 billion at December 31, 2015. The net increase was primarily due to:

Net flows of $3.4 billion primarily related to:

•
a $3.3 billion increase related to funds we manage in the credit segment primarily consisting of a $1.3 billion increase in Assets Under Management relating to Athene Holding, fee-generating capital deployment of $1.0 billion, subscriptions of $0.7 billion, $0.6 billion in acquisitions by MidCap, an increase in leverage of $0.2 billion and $0.1 billion of net segment transfers. This was partially offset by $0.3 billion of redemptions and $0.3 billion of funds no longer generating fees.

Market activity of $0.3 billion primarily related to appreciation in the funds we manage in the credit segment.

Offsetting these increases were:

Realizations of $0.7 billion primarily related to:

•
$0.5 billion related to funds we manage in the real estate segment primarily driven by distributions of $0.3 billion from our real estate debt funds and $0.3 billion from our real estate equity funds; and

•
$0.2 billion related to funds we manage in the credit segment primarily driven by certain of our liquid/performing funds, including returns to CLO investors, and distributions of $0.1 billion from permanent capital vehicles.

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
Capital deployed and uncalled commitments are indicative of the pace and magnitude of fund capital that is deployed or will be deployed, and which therefore could result in future revenues that include management fees, transaction fees and incentive income to the extent they are fee-generating. Capital deployed and uncalled commitments can also give rise to future costs that are related to the hiring of additional resources to manage and account for the additional capital that is deployed or will be deployed. Management uses capital deployed and uncalled commitments as key operating metrics since we believe the results measure our fund’s investment activities.
Capital Deployed
The following table summarizes by segment the capital deployed for funds and SIAs with a defined maturity date and certain funds and SIAs in Apollo’s real estate debt strategy during the specified reporting periods:

	For the Three Months Ended March 31,
	2016	2015
	(in millions)
Private Equity	$501	$1,016
Credit	1,337	760
Real Estate(1)	334	465
Total capital deployed	$2,172	$2,241

(1)	Included in capital deployed is $302.0 million and $418.0 million for the three months ended March 31, 2016 and 2015, respectively, related to funds in Apollo’s real estate debt strategy.
Uncalled Commitments
The following table summarizes the uncalled commitments by segment during the specified reporting periods:

	As of March 31, 2016	As of December 31, 2015
	(in millions)
Private Equity	$19,278	$19,487
Credit	8,085	8,557
Real Estate	1,296	984
Total uncalled commitments(1)	$28,659	$29,028

(1)
As of March 31, 2016 and December 31, 2015, $25.6 billion and $26.1 billion, respectively, represented the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of our funds.

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
Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund IV generated a 12% gross IRR and a 9% net IRR since its inception through March 31, 2016, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through March 31, 2016. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares” in the 2015 Annual Report.

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

All amounts are as of March 31, 2016, unless otherwise noted:

									As of March 31, 2016
($ in millions)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital(1)	Realized Value(1)	Remaining Cost(1)	Unrealized Value(1)	Total Value(1)	Gross IRR(1)		Net IRR(1)
Private Equity:
Fund VIII	2013	$18,807	$18,377	$5,035	$170	$4,889	$5,661	$5,831	19%		4%
Fund VII	2008	7,481	14,677	15,881	28,498	3,975	4,299	32,797	35		27
Fund VI	2006	3,923	10,136	12,457	17,948	3,560	3,181	21,129	12		10
Fund V	2001	384	3,742	5,192	12,681	154	125	12,806	61		44
Fund I, II, III, IV & MIA(3)	Various	52	7,320	8,753	17,398	—	37	17,435	39		26
Traditional Private Equity Funds(4)		$30,647	$54,252	$47,318	$76,695	$12,578	$13,303	$89,998	39%		25%
AION	2013	742	826	277	89	167	166	255	10%		(6)%
ANRP I	2012	1,183	1,323	951	213	807	767	980	2		(4)
ANRP II(5)	—	1,937	1,954	387	36	357	348	384	NM	(2)	NM	(2)
Total Private Equity(10)		$34,509	$58,355	$48,933	$77,033	$13,909	$14,584	$91,617
Credit:
Credit Opportunity Funds
COF III	2014	$2,968	$3,426	$3,521	$868	$2,526	$2,036	$2,904	(14)%		(15)%
COF I & II	2008	443	3,068	3,787	7,353	150	154	7,507	23		20
European Principal Finance Funds
EPF II(6)	2012	3,810	3,455	3,553	1,219	2,335	3,101	4,320	17		8
EPF I(6)	2007	431	1,474	1,937	3,058	19	192	3,250	23		17
Structured Credit Funds
FCI II	2013	2,322	1,555	1,710	382	1,544	1,924	2,306	24		18
FCI	2012	1,011	559	1,124	702	762	808	1,510	16		13
SCRF III (13)	2015	963	1,238	1,104	252	742	917	1,169	3		2
SCRF I & II (13)	Various	11	222	706	871	8	11	882	27		21
Other Drawdown Funds & SIAs(7)	Various	6,107	7,943	6,594	6,422	2,070	1,706	8,128	9		6
Total Credit(11)		$18,066	$22,940	$24,036	$21,127	$10,156	$10,849	$31,976
Real Estate:
U.S. RE Fund II(5)	—	$404	$395	$259	$12	$255	$266	$278	NM	(2)	NM	(2)
U.S. RE Fund I(8)	2012	563	659	634	518	300	382	900	18%		14%
AGRE Debt Fund I	2011	914	1,583	1,287	896	602	576	1,472	8		6
CPI Funds(9)	Various	1,030	5,024	2,535	2,547	391	144	2,691	16		12
Total Real Estate(12)		$2,911	$7,661	$4,715	$3,973	$1,548	$1,368	$5,341

(1)	Refer to the definitions of Total Invested Capital, Realized Value, Remaining Cost, Unrealized Value, Total Value, Gross IRR and Net IRR described elsewhere in this report.

(2)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

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

(4)	Total IRR is calculated based on total cash flows for all funds presented.

(5)	ANRP II and U.S. RE Fund II were launched prior to March 31, 2016 and have not established their vintage year.

(6)	Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.14 as of March 31, 2016.

(7)
Amounts presented have been aggregated for (i) drawdown funds with AUM greater than $500 million that do not form part of a flagship series of funds and (ii) SIAs with AUM greater than $200 million that do not predominantly invest in other Apollo funds or SIAs. Certain SIAs’ historical figures are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.14 as of March 31, 2016. Additionally, certain SIAs totaling $1.6 billion of AUM have been excluded from Total Invested Capital, Realized Value, Remaining Cost, Unrealized Value and Total Value. These SIAs have an open ended life and a significant turnover in their portfolio assets due to the ability to recycle capital. These SIAs had $8.5 billion of Total Invested Capital through March 31, 2016.

(8)
U.S. RE Fund I, a closed-end private investment fund, has $150 million of co-investment commitments raised, which are included in the figures in the table. A co-invest entity within U.S. RE Fund I is denominated in GBP and translated into U.S. dollars at an exchange rate of £1.00 to $1.44 as of March 31, 2016.

(9)
As part of the acquisition of Citi Property Investors (“CPI”), Apollo acquired general partner interests in fully invested funds. CPI Funds refers to CPI Capital Partners North America, CPI Capital Partners Asia Pacific, CPI Capital Partners Europe and other CPI funds or individual investments of which Apollo is not the general partner or manager and only receives fees pursuant to either a sub-advisory agreement or an investment management and administrative agreement. For CPI Capital Partners North America, CPI Capital Partners Asia Pacific and CPI Capital Partners Europe, the gross and net IRRs are presented in the investment record table since acquisition on November 12, 2010. The aggregate net IRR for these funds from their inception to March 31, 2016 was (1)%. This net IRR was primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo only became the general partner or manager of these funds upon completing the acquisition on November 12, 2010.

(10)
Certain private equity co-investment vehicles and funds with AUM less than $500 million have been excluded. These co-investment vehicles and funds had $3.2 billion of aggregate AUM as of March 31, 2016.

(11)	Certain credit funds and SIAs with AUM less than $500 million and $200 million, respectively, have been excluded. These funds and SIAs had $2.0 billion of aggregate AUM as of March 31, 2016.

(12)
Certain accounts owned by or related to Athene, certain co-investment vehicles and certain funds with AUM less than $500 million have been excluded. These accounts, co-investment vehicles and funds had $5.1 billion of aggregate AUM as of March 31, 2016.

(13)	Remaining cost for certain of our credit funds may include physical cash called, invested or reserved for certain levered investments.
Private Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of March 31, 2016:

	Total Invested Capital	Total Value	Gross IRR
	(in millions)
Distressed for Control	$6,898	$18,055	29%
Non-Control Distressed	6,250	8,601	71
Total	13,148	26,656	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit(1)	34,170	63,342	22
Total	$47,318	$89,998	39%

(1)	Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

The following tables provide additional detail on the composition of the Fund VIII, Fund VII, Fund VI and Fund V private equity portfolios based on investment strategy. Amounts for Fund I, II, III and IV are included in the table above but not presented below as their remaining value is less than $100 million or the fund has been liquidated. All amounts are as of March 31, 2016:
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,222	$2,421
Opportunistic Buyouts	2,341	2,909
Distressed	472	501
Total	$5,035	$5,831
Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,298	$5,432
Opportunistic Buyouts	4,111	9,223
Distressed/Other Credit(2)	9,472	18,142
Total	$15,881	$32,797
Fund VI

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$3,216	$3,926
Opportunistic Buyouts	6,555	12,257
Distressed/Other Credit(2)	2,686	4,946
Total	$12,457	$21,129
Fund V

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$1,605	$4,977
Opportunistic Buyouts	2,165	5,332
Distressed	1,422	2,497
Total	$5,192	$12,806

(1)
Committed capital less unfunded capital commitments for Fund VIII and Fund VII was $5.7 billion and $13.8 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreement or other governing agreements.

(2)	The Distressed investment strategy includes distressed for control, non-control distressed and other credit.
During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through March 31, 2016), our private equity funds have invested $36.7 billion, of which $18.4 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII, VI and V was 5.8x, 6.1x, 7.7x and 6.6x, respectively, as of March 31,

2016, and actively investing funds may include committed investments not yet closed. Our average entry multiple for a private equity fund is the average of the total enterprise value over an applicable adjusted earnings before interest, taxes, depreciation and amortization which may incorporate certain adjustments based on investment team’s estimate and we believe captures the true economics of our funds’ investments in portfolio companies.
Credit
The following table presents the AUM and gross and net returns information for Apollo’s credit segment by category type:

	As of March 31, 2016				Gross Returns	Net Returns
Category	AUM	Fee-Generating AUM	Carry-Eligible AUM	Carry-Generating AUM	For the Three Months Ended March 31, 2016(1)
	(in millions)
Liquid/Performing	$36,789	$30,903	$21,218	$8,529	1.1%	1.0%
Drawdown(2)	20,088	11,743	17,936	5,973	1.6	1.2
Permanent capital vehicles ex Athene Non-Sub-Advised(3)	14,993	10,274	9,062	8,483	0.5	(0.2)
Athene Non-Sub-Advised(3)	51,984	51,984	—	—	N/A	N/A
Total Credit	$123,854	$104,904	$48,216	$22,985	1.1%	0.9%

(1)
The gross and net returns for the three months ended March 31, 2016 for total credit excludes assets managed by AAM that are not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo.

(2)
As of March 31, 2016, significant drawdown funds and SIAs had inception-to-date gross and net IRRs of 16.1% and 12.3%, respectively. Significant drawdown funds and SIAs include funds and SIAs with AUM greater than $200 million that do not predominantly invest in other Apollo funds or SIAs.

(3)
As of March 31, 2016, Athene Non-Sub-Advised includes $46.6 billion and $5.4 billion of AUM of Athene Asset Management and Athene Germany (for which a different Apollo subsidiary provides investment advisory services), respectively, but excludes $13.9 billion of AUM that was either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo.

Liquid/Performing
The following table summarizes the investment record for funds in the liquid/performing category within Apollo’s credit segment. The significant funds included in the investment record table below have greater than $200 million of AUM and do not predominantly invest in other Apollo funds or SIAs.

			Net Returns
	Vintage Year	Total AUM	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Credit:		(in millions)
Hedge Funds(1)	Various	$6,353	2%	2%
CLOs(2)	Various	13,783	2	2
SIAs / Other(3)	Various	15,503	—	2
Total		$35,639

(1)	Hedge funds includes Apollo Credit Strategies Master Fund Ltd., Apollo Credit Master Fund Ltd., Apollo Credit Short Opportunities Fund and Apollo Value Strategic Fund, L.P.

(2)	CLO returns are calculated based on gross return on invested assets, which excludes cash.

(3)	SIAs / Other excludes $1.2 billion of AUM related to advisory assets under management.

Permanent Capital
The following table summarizes the investment record for our permanent capital vehicles by segment, excluding AAA, assets managed by Athene Asset Management and another affiliate of Apollo that provides advisory services to Athene Germany:

			Total Returns(1)
	IPO Year(2)	Total AUM	For the Three Months Ended March 31, 2016		For the Three Months Ended March 31, 2015
Credit:		(in millions)
MidCap(3)	N/A	$5,843	NM	(4)	NM	(4)
AIF	2013	363	1%		4%
AFT	2011	414	2		9
AMTG(5)	2011	3,662	16		4
AINV(6)	2004	5,382	10		6
Real Estate:
ARI	2009	2,920	(3)%		8%
Total		$18,584

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

(5)
All amounts are as of December 31, 2015, except for total returns. Refer to www.apolloresidentialmortgage.com for the most recent financial information on AMTG. The information contained on AMTG’s website is not part of this report.

(6)
All amounts are as of December 31, 2015, except for total returns. Refer to www.apolloic.com for the most recent financial information on AINV. The information contained on AINV’s website is not part of this report. Includes $1.4 billion of AUM related to a non-traded business development company sub-advised by Apollo. Total returns exclude performance of the non-traded business development company.

Athene and SIAs
As of March 31, 2016, Athene Asset Management had $60.4 billion of total AUM in accounts owned by or related to Athene, of which approximately $13.9 billion, was either sub-advised by Apollo or invested in Apollo funds and investment vehicles. Of the approximately $13.9 billion of AUM, the vast majority were in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities, and insurance-linked securities. As of March 31, 2016, Apollo had $5.4 billion of total AUM related to Athene Germany, for which another Apollo subsidiary provides investment advisory services.
As of March 31, 2016, Apollo managed approximately $18 billion of total AUM in SIAs, which include certain SIAs in the investment record tables above and capital deployed from certain SIAs across Apollo’s private equity, credit and real estate funds.

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
As of March 31, 2016, approximately 59% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 41% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our private equity, credit and real estate segments, the percentage determined using market-based valuation methods as of March 31, 2016 was 27%, 74% and 47%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest” in the 2015 Annual Report for a discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
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

The table below presents an analysis of Apollo’s (i) carried interest receivable on an unconsolidated basis and (ii) realized and unrealized carried interest income (loss) for Apollo’s combined segments’ incentive business as of and for the three months ended March 31, 2016:

	As of March 31, 2016		For the Three Months Ended March 31, 2016
	Carried Interest Receivable on an Unconsolidated Basis		Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income (Loss)	Total Carried Interest Income (Loss)
	(in thousands)
Private Equity Funds:
Fund VII(1)	$18,681		$(50,051)	$—	$(50,051)
Fund VI(1)	19,044		(33,516)	—	(33,516)
Fund V	—	(3)	1,584	—	1,584
Fund IV	7,312		1,116	—	1,116
AAA/Other(2)	180,907	(3)	(65,467)	—	(65,467)
Total Private Equity Funds	225,944		(146,334)	—	(146,334)
Total Private Equity Funds, net of profit share	153,035		(88,960)	—	(88,960)
Credit Category:
Drawdown	148,977	(3)	(18,976)	19,999	1,023
Liquid/Performing	58,532		(5,013)	16,236	11,223
Permanent capital vehicles ex AAM	32,877		2,809	8,917	11,726
Total Credit Funds	240,386		(21,180)	45,152	23,972
Total Credit Funds, net of profit share	66,946		(12,043)	14,590	2,547
Real Estate Funds:
CPI Funds	1,936		588	—	588
U.S. RE Fund I	15,976		(3,021)	3,541	520
U.S. RE Fund II	583		583	—	583
Other	5,578		(1,527)	1,230	(297)
Total Real Estate Funds	24,073		(3,377)	4,771	1,394
Total Real Estate Funds, net of profit share	12,918		(2,206)	1,143	(1,063)
Total	$490,403		$(170,891)	$49,923	$(120,968)
Total, net of profit share	$232,899	(4)	$(103,209)	$15,733	$(87,476)

(1)
As of March 31, 2016, the remaining investments and escrow cash of Fund VII and Fund VI were valued at 102% and 89% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of March 31, 2016, Fund VI had $167.6 million of gross carried interest income, or $110.7 million net of profit sharing, in escrow. Of these amounts, assuming a hypothetical liquidation on March 31, 2016, $19.0 million of gross carried interest, or $12.6 million net of profit sharing, would be paid to the general partner. As of March 31, 2016, Fund VII had no carried interest held in escrow. With respect to Fund VII and Fund VI, realized carried interest income currently distributed to the general partner is limited to tax distributions per the fund’s partnership agreement.

(2)
As of March 31, 2016, AAA includes $155.9 million of carried interest receivable, or $103.5 million net of profit sharing, from AAA Investments, which will be paid in common shares of Athene Holding (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the U.S. Securities Exchange Act of 1934, as amended), or paid in cash if AAA sells the shares of Athene Holding. In addition, Other includes certain SIAs.

(3)
As of March 31, 2016, Fund V, APC, ANRP I, ACLF, and certain SIAs within the credit segment had $9.2 million, $2.1 million, $3.4 million, $26.4 million and $33.0 million, respectively, in general partner obligations to return previously distributed carried interest income. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations in Fund V, APC, ANRP I, ACLF, and certain SIAs within the credit segment was $61.2 million, $15.0 million, $244.8 million, $66.4 million, and $239.6 million, respectively, as of March 31, 2016.

(4)
As of March 31, 2016 there was a corresponding profit sharing payable of $257.5 million, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $74.1 million, respectively.

The general partners of the private equity, credit and real estate funds listed in the table above were accruing carried interest income as of March 31, 2016. The investment manager of AINV accrues carried interest in the management company business as it is earned. The general partners of certain of our credit funds accrue carried interest when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments, which we refer to as “high water marks.” These high water marks are applied on an individual investor basis. Certain of our credit funds have investors with various high water marks, the achievement of which is subject to market conditions and investment performance.
Carried interest income from our private equity funds and certain credit and real estate funds is subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative carried interest distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. These general partner obligations, if applicable, are included in due to affiliates on the condensed consolidated statements of financial condition. As of March 31, 2016, there was $74.1 million, respectively, of such general partner obligations related to our funds. Carried interest receivable is reported on a separate line item within the condensed consolidated statements of financial condition.
The following table summarizes our carried interest income since inception for our combined segments through March 31, 2016:

	Carried Interest Income Since Inception(1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation as of March 31, 2016(3)	Maximum Carried Interest Income Subject to Potential Reversal(4)
	(in millions)
Private Equity Funds:
Fund VII	$18.7	$3,091.8	$3,110.5	$—	$568.2
Fund VI	19.0	1,658.9	1,677.9	—	1,131.7
Fund V	—	1,455.0	1,455.0	9.2	18.7
Fund IV	7.3	597.8	605.1	—	7.4
AAA/Other	180.9	168.7	349.6	3.4	180.9
Total Private Equity Funds	225.9	6,972.2	7,198.1	12.6	1,906.9
Credit Category(5):
Drawdown	149.0	929.2	1,078.2	61.5	254.0
Liquid/Performing	58.5	401.1	459.6	—	68.1
Permanent capital vehicles ex AAM	13.2	—	13.2	—	13.2
Total Credit Funds	220.7	1,330.3	1,551.0	61.5	335.3
Real Estate Funds:
CPI Funds	1.9	8.3	10.2	—	1.9
U.S. RE Fund I	16.0	8.2	24.2	—	21.2
U.S. RE Fund II	0.6	—	0.6	—	0.6
Other	5.6	3.0	8.6	—	5.6
Total Real Estate Funds	24.1	19.5	43.6	—	29.3
Total	$470.7	$8,322.0	$8,792.7	$74.1	$2,271.5

(1)	Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.14 as of March 31, 2016.

(2)	Amounts in “Distributed by Fund and Recognized” for the CPI, Gulf Stream and Stone Tower funds and SIAs are presented for activity subsequent to the respective acquisition dates.

(3)
Amounts were computed based on the fair value of fund investments on March 31, 2016. Carried interest income has been allocated to and recognized by the general partner. Based on the amount of carried interest income allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed carried interest income or fees at March 31, 2016. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(4)
Represents the amount of carried interest income that would be reversed if remaining fund investments became worthless on March 31, 2016. Amounts subject to potential reversal of carried interest income include amounts undistributed by a fund (i.e., the carried interest receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed carried interest income, except for those funds that are gross of taxes as defined in the respective funds’ management agreement.

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

Other Income (Losses), Net. Other income (losses), net includes gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities, reversal of a portion of the tax receivable agreement liability (see note 12 to our condensed consolidated financial statements), and other miscellaneous non-operating income and expenses.
Income Taxes. The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. federal income tax purposes. As a result, except as described below, the Apollo Operating Group has not been subject to U.S. income taxes. However, these entities in some cases are subject to NYC UBT, and non-U.S. entities, in some cases, are subject to non-U.S. corporate income taxes. In addition, APO Corp., a wholly-owned subsidiary of the Company, is subject to U.S. federal, state and local corporate income tax, and the Company’s (provision) benefit for income taxes is accounted for in accordance with U.S. GAAP.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the 54.1% and 57.0% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of March 31, 2016 and 2015, respectively. Non-Controlling Interests also include limited partner interests in certain consolidated funds and VIEs.
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

Results of Operations
Below is a discussion of our condensed consolidated results of operations for the three months ended March 31, 2016 and 2015. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months Ended March 31,		Amount Change	Percentage Change
	2016	2015(1)
Revenues:	(in thousands)
Advisory and transaction fees from affiliates, net	$7,999	$9,543	$(1,544)	(16.2)%
Management fees from affiliates	233,795	224,889	8,906	4.0%
Carried interest income (loss) from affiliates	(120,968)	68,592	(189,560)	NM
Total Revenues	120,826	303,024	(182,198)	(60.1)%
Expenses:
Compensation and benefits:
Salary, bonus and benefits	97,234	87,633	9,601	11.0%
Equity-based compensation	14,002	20,103	(6,101)	(30.3)%
Profit sharing expense	(37,605)	48,629	(86,234)	NM
Total compensation and benefits	73,631	156,365	(82,734)	(52.9)%
Interest expense	7,873	7,440	433	5.8%
General, administrative and other	27,744	22,771	4,973	21.8%
Professional fees	16,434	14,964	1,470	9.8%
Occupancy	9,822	9,958	(136)	(1.4)%
Placement fees	1,764	1,520	244	16.1%
Depreciation and amortization	4,631	10,978	(6,347)	(57.8)%
Total Expenses	141,899	223,996	(82,097)	(36.7)%
Other Income (Loss):
Net gains (losses) from investment activities	(56,469)	2,118	(58,587)	NM
Net gains from investment activities of consolidated variable interest entities	1,319	1,328	(9)	(0.7)%
Loss from equity method investments	(3,817)	(1,061)	(2,756)	259.8%
Interest income	585	725	(140)	(19.3)%
Other income (loss), net	(253)	4,874	(5,127)	NM
Total Other Income (Loss)	(58,635)	7,984	(66,619)	NM
Income before income tax (provision) benefit	(79,708)	87,012	(166,720)	NM
Income tax (provision) benefit	5,147	(5,514)	10,661	NM
Net Income (Loss)	(74,561)	81,498	(156,059)	NM
Net (income) loss attributable to Non-Controlling Interests	41,733	(50,571)	92,304	NM
Net Income (Loss) Attributable to Apollo Global Management, LLC	$(32,828)	$30,927	$(63,755)	NM

(1)
Apollo adopted new U.S. GAAP consolidation and CFE guidance during the second quarter of 2015 and applied the guidance on a modified retrospective basis, which resulted in the deconsolidation of certain funds as of January 1, 2015 and a measurement alternative of the financial assets and liabilities of the remaining consolidated CLOs. As such, prior periods have been adjusted from those previously disclosed to reflect adoption of the new accounting guidance. See note 2 to the condensed consolidated financial statements for details regarding the Company’s adoption of the new consolidation and CFE guidance.

(2)
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
Advisory and transaction fees from affiliates, net, decreased by $1.5 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This change was primarily attributable to decreases in net advisory and transaction fees earned with respect to Athene, Fund VIII and Fund VII of $0.9 million, $0.8 million and $0.4 million, respectively, offset by an increase in net advisory and transaction fees earned with respect to AGRE Debt Fund I of $0.7 million, during the three months ended March 31, 2016.

Management fees from affiliates increased by $8.9 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This change was primarily attributable to increases in management fees earned from MidCap, COF III, ARI and U.S. RE Fund II of $3.2 million, $2.3 million, $1.8 million and $1.0 million, respectively, during the three months ended March 31, 2016 as compared to the same period during 2015.
Carried interest loss from affiliates was $121.0 million for the three months ended March 31, 2016, compared to carried interest income from affiliates of $68.6 million for the three months ended March 31, 2015. The decrease of $189.6 million was primarily attributable to lower carried interest income earned from our private equity funds of $201.3 million, offset by higher carried interest income earned from our credit funds of $12.7 million during the three months ended March 31, 2016 as compared to the same period in 2015. For additional details regarding changes in carried interest income in each segment, see “—Segment Analysis” below.
Expenses
Compensation and benefits decreased by $82.7 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This change was primarily attributable to a decrease in profit sharing expense of $86.2 million due to lower carried interest income during the three months ended March 31, 2016, as compared to the same period in 2015. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period. In addition, equity-based compensation decreased $6.1 million during the three months ended March 31, 2016 as compared to the same period in 2015. This decrease was a result of a decrease in expenses incurred in relation to the AHL Awards granted to the Company’s employees, which are liability awards that are marked to market based on the valuation of Athene (see note 11 to the condensed consolidated financial statements) during the three months ended March 31, 2016. The decreases in profit sharing expense and equity-based compensation were offset by an increase in salary, bonus and benefits of $9.6 million during the three months ended March 31, 2016 as a result of an increase in headcount after March 31, 2015.
Included in profit sharing expense is $18.5 million and $12.5 million related to the Incentive Pool for the three months ended March 31, 2016 and 2015, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular quarter. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
General, administrative and other expenses increased by $5.0 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 primarily due to an increase in new fund organizational expenses during the three months ended March 31, 2016 as compared to the same period in 2015.
Professional fees increased by $1.5 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This change was primarily attributable to an increase in legal fees during the three months ended March 31, 2016 as compared to the same period in 2015.
Depreciation and amortization decreased by $6.3 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 as a result of certain intangibles in connection with the acquisition of Stone Tower Capital LLC and its related management companies being fully amortized at December 31, 2015.
Other Income (Loss)
Net losses from investment activities were $56.5 million for three months ended March 31, 2016, as compared to net gains from investment activities of $2.1 million for the three months ended March 31, 2015. This change was primarily attributable to an unrealized loss on the Company’s investment in Athene during the three months ended March 31, 2016 as a result of lower valuations of publicly traded comparable companies. See note 5 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene.
Loss from equity method investments increased by $2.8 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This change was primarily driven by decreases in the values of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to AAA and Fund VII of $12.4 million and $7.5 million, respectively. These decreases were offset by an increase in the value of Apollo’s ownership interest in Fund VIII, AINV and ACLF of $9.9 million, $4.6 million and $1.5 million, respectively, during the three months ended March 31, 2016 as compared to the same period in 2015.
Other loss, net was $0.3 million for three months ended March 31, 2016, as compared to other income, net of $4.9 million for three months ended March 31, 2015. The decrease of $5.1 million was primarily driven by foreign exchange losses of $1.2 million during the three months ended March 31, 2016, compared to foreign exchange gains of $2.9 million during the three months ended March 31, 2015.

Income Tax (Provision) Benefit
Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. federal income tax purposes. As a result, only a portion of the income we earn is subject to corporate-level tax in the United States and foreign jurisdictions. The (provision) benefit for income taxes includes federal, state and local income taxes in the United States and foreign income taxes. The Company records its income tax (provision) benefit based on an estimated full-year effective tax rate of 6.5% and 6.3% for the three months ended March 31, 2016 and 2015, respectively.  An income tax benefit was recorded for $5.1 million for three months ended March 31, 2016 as a result of a pre-tax loss from the incentive business, compared to income tax provision of $5.5 million for three months ended March 31, 2015 as a result of pre-tax income.  The differences between our statutory tax rate and our effective tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; and (iii) state and local income taxes including NYC UBT (see note 8 to the condensed consolidated financial statements for further details regarding the Company’s income tax (provision) benefit).
Non-Controlling Interests
Net income (loss) attributable to Non-Controlling Interests in the Apollo Operating Group consisted of the following:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Net income (loss)	$(74,561)	$81,498
Net income (loss) attributable to Non-Controlling Interests in consolidated entities	(2,035)	(2,559)
Net income (loss) after Non-Controlling Interests in consolidated entities	(76,596)	78,939
Adjustments:
Income tax provision (benefit)(1)	(5,147)	5,514
NYC UBT and foreign tax provision (benefit)(2)	951	(875)
Net loss in non-Apollo Operating Group entities	20	237
Total adjustments	(4,176)	4,876
Net income (loss) after adjustments	(80,772)	83,815
Approximate weighted average ownership percentage of Apollo Operating Group	54.2%	57.3%
Net income (loss) attributable to Non-Controlling Interests in Apollo Operating Group	$(43,768)	$48,012

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

Segment Analysis
Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by our executive management, which consists of our Managing Partners, who operate collectively as our chief operating decision maker, to assess performance and to allocate resources. Management divides its operations into three reportable segments: private equity, credit and real estate. These segments were established based on the nature of investment activities in each underlying fund, including the specific type of investment made, the frequency of trading, and the level of control over the investment. Segment results represent segment income (loss) before income tax (provision) benefit excluding transaction-related charges arising from the 2007 private placement, and any acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets and contingent consideration and certain other charges associated with acquisitions. In addition, segment results excludes non-cash revenue and expense related to equity awards granted by unconsolidated affiliates to employees of the Company, as well as the assets, liabilities and operating results of the funds and VIEs that are included in the consolidated financial statements.

Our financial results vary, since carried interest, which generally constitutes a large portion of the income from the funds that we manage, as well as the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. As a result, we emphasize long-term financial growth and profitability to manage our business.
Private Equity
The following table sets forth our segment statement of operations information and our supplemental performance measure, EI, for the “management” and “incentive” businesses within our private equity segment for the three months ended March 31, 2016 and 2015, respectively.

	For the Three Months Ended March 31, 2016			For the Three Months Ended March 31, 2015
	Management	Incentive	Total	Management	Incentive	Total	Total Change	Percentage Change
	(in thousands)
Private Equity:
Revenues:
Advisory and transaction fees from affiliates, net	$2,713	$—	$2,713	$3,841	$—	$3,841	$(1,128)	(29.4)%
Management fees from affiliates	74,918	—	74,918	74,597	—	74,597	321	0.4
Carried interest income (loss) from affiliates:
Unrealized losses(1)	—	(146,335)	(146,335)	—	(21,109)	(21,109)	(125,226)	NM
Realized gains	—	—	—	—	76,035	76,035	(76,035)	(100.0)
Total carried interest income (loss) from affiliates	—	(146,335)	(146,335)	—	54,926	54,926	(201,261)	NM
Total Revenues	77,631	(146,335)	(68,704)	78,438	54,926	133,364	(202,068)	NM
Expenses:
Compensation and benefits:
Salary, bonus and benefits	32,074	—	32,074	31,283	—	31,283	791	2.5
Equity-based compensation	7,385	—	7,385	9,056	—	9,056	(1,671)	(18.5)
Profit sharing expense	—	(57,374)	(57,374)	—	28,799	28,799	(86,173)	NM
Total compensation and benefits	39,459	(57,374)	(17,915)	40,339	28,799	69,138	(87,053)	NM
Other expenses	16,725	—	16,725	15,185	—	15,185	1,540	10.1
Total Expenses	56,184	(57,374)	(1,190)	55,524	28,799	84,323	(85,513)	NM
Other Income (Loss):
Net interest expense	—	(2,428)	(2,428)	—	(2,549)	(2,549)	121	(4.7)%
Net losses from investment activities	—	(4,106)	(4,106)	—	—	—	(4,106)	NM
Income (loss) from equity method investments	—	(5,483)	(5,483)	—	5,483	5,483	(10,966)	NM
Other income (loss), net	(124)	—	(124)	1,459	162	1,621	(1,745)	NM
Total Other Income (Loss)	(124)	(12,017)	(12,141)	1,459	3,096	4,555	(16,696)	NM
Economic Income (Loss)	$21,323	$(100,978)	$(79,655)	$24,373	$29,223	$53,596	$(133,251)	NM

(1)
Included in unrealized carried interest losses from affiliates for the three months ended March 31, 2016 and 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 12 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

Revenues
Advisory and transaction fees from affiliates, net decreased by $1.1 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This change was primarily attributable to decreases in net advisory and transaction fees earned with respect to Fund VIII and Fund VII of $0.8 million and $0.4 million, respectively, during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
Management fees from affiliates increased by $0.3 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This change was primarily attributable to management fees earned with respect to ANRP II of $7.5 million during the three months ended March 31, 2016 that did not occur during the three months ended March 31, 2015 prior to the launch of the fund, partially offset by decreases in management fees earned with respect to Fund VI, ANRP I and Fund VII of $2.7 million, $2.1 million and $1.3 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
Carried interest income from affiliates decreased by $201.3 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This change was primarily attributable to decreases in carried interest income earned from Fund VII, AAA/Other and Fund VI of $115.5 million, $61.5 million and $33.6 million, respectively. The decrease in carried interest income from Fund VII was primarily driven by depreciation in privately held portfolio companies. The decrease in carried interest income earned from AAA/Other was primarily driven by depreciation on the investment in Athene as compared to the three months ended March 31, 2015. The decrease in carried interest income from Fund VI was attributable to depreciation in the fund’s public portfolio companies.
Expenses
Compensation and benefits expense decreased by $87.1 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This change was primarily attributable to a decrease in profit sharing expense of $86.2 million as a result of a corresponding decrease in carried interest income earned from Fund VII, AAA/Other and Fund VI as discussed above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds that are generating carried interest in the period.
Other expenses increased by $1.5 million during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The change was primarily driven by an increase in placement fees with respect to ANRP II of $0.8 million and an increase in general, administrative and other expense of $0.7 million primarily attributable to an increase in new fund organizational expenses during the three months ended March 31, 2016, as compared to the same period in 2015.
Other Income (Loss)
Net losses from investment activities increased by $4.1 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, due to an unrealized loss on the Company’s investment in Athene during the three months ended March 31, 2016 as a result of lower valuations of publicly traded comparable companies. See note 5 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene.
Loss from equity method investments was $5.5 million for the three months ended March 31, 2016, as compared to income from equity method investments of $5.5 million for the three months ended March 31, 2015. The decrease of $11.0 million was driven by decreases in the income from Apollo’s equity ownership interest in AAA and Fund VII of $12.4 million and $7.5 million, respectively, offset by an increase in the value of Apollo’s ownership interest in Fund VIII of $9.9 million during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.
Other loss, net was $0.1 million for the three months ended March 31, 2016, as compared to other income, net, of $1.6 million for the three months ended March 31, 2015. The decrease of $1.7 million was primarily driven by foreign exchange losses of $0.4 million during the three months ended March 31, 2016, as compared to foreign exchange gains of $1.0 million during the three months ended March 31, 2015.

Credit
The following table sets forth segment statement of operations information and EI for the “management” and “incentive” businesses within our credit segment for the three months ended March 31, 2016 and 2015, respectively.

	For the Three Months Ended March 31, 2016			For the Three Months Ended March 31, 2015
	Management	Incentive	Total	Management	Incentive	Total	Total Change	Percentage Change
	(in thousands)
Credit:
Revenues:
Advisory and transaction fees from affiliates, net	$4,410	$—	$4,410	$5,352	$—	$5,352	$(942)	(17.6)%
Management fees from affiliates	142,511	—	142,511	139,452	—	139,452	3,059	2.2
Carried interest income from affiliates:
Unrealized losses(1)	—	(21,179)	(21,179)	—	(45,770)	(45,770)	24,591	(53.7)
Realized gains	8,917	36,235	45,152	10,774	46,272	57,046	(11,894)	(20.8)
Total carried interest income from affiliates	8,917	15,056	23,973	10,774	502	11,276	12,697	112.6
Total Revenues	155,838	15,056	170,894	155,578	502	156,080	14,814	9.5
Expenses:
Compensation and benefits:
Salary, bonus and benefits	51,612	—	51,612	49,256	—	49,256	2,356	4.8
Equity-based compensation	8,560	—	8,560	5,756	—	5,756	2,804	48.7
Profit sharing expense	—	21,424	21,424	—	10,217	10,217	11,207	109.7
Total compensation and benefits	60,172	21,424	81,596	55,012	10,217	65,229	16,367	25.1
Other expenses	31,193	—	31,193	32,120	—	32,120	(927)	(2.9)
Total Expenses	91,365	21,424	112,789	87,132	10,217	97,349	15,440	15.9
Other Income (Loss):
Net interest expense	—	(3,655)	(3,655)	—	(3,462)	(3,462)	(193)	5.6
Net gains (losses) from investment activities	—	(52,393)	(52,393)	—	1,761	1,761	(54,154)	NM
Income (loss) from equity method investments	—	848	848	—	(6,907)	(6,907)	7,755	NM
Other income (loss), net	(75)	(333)	(408)	2,804	(510)	2,294	(2,702)	NM
Total Other Income (Loss)	(75)	(55,533)	(55,608)	2,804	(9,118)	(6,314)	(49,294)	NM
Non-Controlling Interests	(2,385)	—	(2,385)	(2,846)	—	(2,846)	461	(16.2)
Economic Income (Loss)	$62,013	$(61,901)	$112	$68,404	$(18,833)	$49,571	$(49,459)	(99.8)%

(1)
Included in unrealized carried interest losses from affiliates for the three months ended March 31, 2016 and 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 12 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

Revenues
Advisory and transaction fees from affiliates, net, decreased by $0.9 million during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The decrease was primarily driven by a decrease in net advisory fees from Athene of $0.9 million.
Management fees from affiliates increased by $3.1 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This change was primarily attributable to increases in management fees earned from MidCap and COF III of $3.2 million and $2.3 million, respectively, offset by a decrease in management fees earned from Apollo Offshore Credit Fund and SCRF III of $1.2 million and $0.7 million, respectively, during the three months ended March 31, 2016, as compared to the same period during 2015.
Carried interest income from affiliates increased by $12.7 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This change was primarily attributable to increases in carried interest income earned from an SIA and EPF I of $26.4 million and $12.3 million, respectively, partially offset by decreased carried interest income earned from EPF II and Apollo Offshore Credit Fund of $14.6 million and $6.5 million, respectively, during the three months ended March 31, 2016, as compared to the same period in 2015.
The increase in carried interest income from the SIA was attributable to the depreciation of investments in energy and natural resources for the three months ended March 31, 2015. The increase in carried interest income from EPF I was attributable to the appreciation of European performing residential loans during the three months ended March 31, 2016 and foreign exchange translation losses on carried interest income during the three months ended March 31, 2015. The decrease in carried interest income from EPF II was attributable to fund performance not exceeding the normal growth in preferred return requirements during the three months ended March 31, 2016, as well as the appreciation of European direct real estate investments during the three months ended March 31, 2015 that did not recur during the three months ended March 31, 2016. The decrease in carried interest income from Apollo Offshore Credit Fund related to lower appreciation in the fund’s loan portfolio for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
Expenses
Compensation and benefits expense increased by $16.4 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This change was primarily due to increases in profit sharing expense and equity-based compensation of $11.2 million and $2.8 million, respectively, during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. Profit sharing expense increased as a result of a corresponding increase in carried interest income as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period.
Included in profit sharing expense is $16.9 million and $5.3 million related to the Incentive Pool for the three months ended March 31, 2016 and 2015, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular quarter.
Other Income
Net losses from investment activities were $52.4 million for the three months ended March 31, 2016, as compared to net gains from investment activities of $1.8 million for the three months ended March 31, 2015. The decrease of $54.2 million was primarily attributable to an unrealized loss on the Company’s investment in Athene during the three months ended March 31, 2016 as a result of lower valuations of publicly traded comparable companies. See note 5 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene.
Income from equity method investments was $0.8 million for the three months ended March 31, 2016, as compared to loss from equity method investments of $6.9 million for the three months ended March 31, 2015. The increase of $7.8 million was driven by increases in income from Apollo’s equity ownership interest in AINV, ACLF, COF III and MidCap of $4.6 million, $1.5 million, $0.6 million and $0.6 million, respectively, during the three months ended March 31, 2016, as compared to the same period in 2015.
Other loss, net was $0.4 million for the three months ended March 31, 2016, as compared to other income, net of $2.3 million for the three months ended March 31, 2015. The decrease of $2.7 million was primarily driven by foreign exchange losses of $0.7 million during the three months ended March 31, 2016, as compared to foreign exchange gains of $1.6 million during the three months ended March 31, 2015.

Real Estate
The following table sets forth our segment statement of operations information and EI for the “management” and “incentive” businesses within our real estate segment for the three months ended March 31, 2016 and 2015, respectively.

	For the Three Months Ended March 31, 2016			For the Three Months Ended March 31, 2015
	Management	Incentive	Total	Management	Incentive	Total	Total Change	Percentage Change
	(in thousands)
Real Estate:
Revenues:
Advisory and transaction fees from affiliates, net	$876	$—	$876	$350	$—	$350	$526	150.3%
Management fees from affiliates	13,504	—	13,504	10,664	—	10,664	2,840	26.6
Carried interest income from affiliates:
Unrealized losses	—	(3,377)	(3,377)	—	(26)	(26)	(3,351)	NM
Realized gains	—	4,771	4,771	—	2,417	2,417	2,354	97.4
Total carried interest income from affiliates	—	1,394	1,394	—	2,391	2,391	(997)	(41.7)
Total Revenues	14,380	1,394	15,774	11,014	2,391	13,405	2,369	17.7
Expenses:
Compensation and benefits:
Salary, bonus and benefits	8,684	—	8,684	7,013	—	7,013	1,671	23.8
Equity-based compensation	775	—	775	1,019	—	1,019	(244)	(23.9)
Profit sharing expense	—	2,457	2,457	—	1,816	1,816	641	35.3
Total compensation and benefits	9,459	2,457	11,916	8,032	1,816	9,848	2,068	21.0
Other expenses	6,144	—	6,144	4,629	—	4,629	1,515	32.7
Total Expenses	15,603	2,457	18,060	12,661	1,816	14,477	3,583	24.7
Other Income (Loss):
Net interest expense	—	(808)	(808)	—	(681)	(681)	(127)	18.6
Income from equity method investments	—	776	776	—	226	226	550	243.4
Other income (loss), net	(29)	—	(29)	429	—	429	(458)	NM
Total Other Income (Loss)	(29)	(32)	(61)	429	(455)	(26)	(35)	134.6
Economic Income (Loss)	$(1,252)	$(1,095)	$(2,347)	$(1,218)	$120	$(1,098)	$(1,249)	113.8%
Revenues
Advisory and transaction fees from affiliates, net, increased by $0.5 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to AGRE Debt Fund I of $0.7 million.
Management fees from affiliates increased by $2.8 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This change was primarily attributable to increases in management fees earned with respect to ARI and U.S. RE Fund II of $1.8 million and $1.0 million, respectively.

Carried interest income from affiliates decreased by $1.0 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This change was primarily attributable to decreases in carried interest income earned from the CPI funds in Europe and London Prime Apartments Guernsey Holdings Limited (“London Prime Apartments”) of $1.2 million and $0.9 million, respectively, partially offset by increases in carried interest income earned from U.S. RE Fund II and U.S. RE Fund I of $0.6 million and $0.4 million, respectively. The decrease in carried interest income earned from the CPI funds in Europe was primarily attributable to a publicly traded security that was sold in the first quarter of 2015 and generated carried interest during that period. The decrease in carried interest income earned from London Prime Apartments is primarily due to depreciation of the British Pound against the U.S. Dollar during the quarter ended March 31, 2016. These decreases were offset by an increase in carried interest income from U.S. RE Fund II and U.S. RE Fund I, which was a result of continued strong operating performance across many of the funds’ underlying properties and higher values on real estate investments realized during the quarter ended March 31, 2016.

Expenses
Compensation and benefits increased by $2.1 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This change was primarily attributable to an increase in salary, bonus and benefits of $1.7 million as a result of a higher headcount during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
Included in profit sharing expense is $1.7 million and $0.2 million related to the Incentive Pool for the three months ended March 31, 2016 and 2015, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular quarter.
Other expenses increased by $1.5 million during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily attributable to an increase in new fund organizational expenses incurred during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.
Other Income (Loss)
Income from equity method investments increased by $0.6 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This change was driven by an increase in the income from Apollo’s equity ownership interest in U.S. RE Fund I of $0.5 million during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.
Other loss, net was $0.0 million for the three months ended March 31, 2016, compared to other income of $0.4 million for the three months ended March 31, 2015. The decrease of $0.5 million was primarily driven by foreign exchange losses of $0.1 million during the three months ended March 31, 2016, compared to foreign exchange gains of $0.3 million during the three months ended March 31, 2015.

Summary of Combined Results
The following table combines our management and incentive businesses’ statements of operations information and EI for the three months ended March 31, 2016 and 2015, respectively.

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Management Business:
Advisory and transaction fees from affiliates, net	$7,999	$9,543
Management fees from affiliates	230,933	224,713
Carried interest income from affiliates	8,917	10,774
Total Management Business Revenues	247,849	245,030
Salary, bonus and benefits	92,370	87,552
Equity-based compensation	16,720	15,831
Other expenses	54,062	51,934
Total Management Business Expenses	163,152	155,317
Other income (loss), net	(228)	4,692
Non-Controlling Interests	(2,385)	(2,846)
Management Business Economic Income	$82,084	$91,559
Incentive Business:
Carried interest income (loss) from affiliates:
Unrealized losses(1)	$(170,891)	$(66,905)
Realized gains	41,006	124,724
Total Carried Interest Income (Loss)	(129,885)	57,819
Profit sharing expense:
Unrealized profit sharing expense	(67,682)	(8,757)
Realized profit sharing expense	34,189	49,589
Total Profit Sharing Expense	(33,493)	40,832
Other Loss:
Net interest expense	(6,891)	(6,692)
Other loss, net	(333)	(348)
Net gains (losses) from investment activities	(56,499)	1,761
Loss from equity method investments	(3,859)	(1,198)
Total Other Loss	(67,582)	(6,477)
Incentive Business Economic Income (Loss)	$(163,974)	$10,510
Economic Income (Loss)	(81,890)	102,069
Income tax (provision) benefit on Economic Income	8,926	(8,520)
Economic Net Income (Loss)	$(72,964)	$93,549

(1)
Included in unrealized carried interest losses from affiliates for the three months ended March 31, 2016 and 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 12 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

Summary of Distributable Earnings

The following table is a summary of Distributable Earnings for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Management Business Economic Income	$82,084	$91,559
Less: Non-cash revenues(1)	(842)	(2,784)
Add back: Equity-based compensation	16,720	15,831
Add back: Depreciation, amortization and other	2,581	2,610
Management Business Distributable Earnings	$100,543	$107,216

Incentive Business Economic Income (Loss)	$(163,974)	$10,510
Less: Non-cash carried interest income(2)	—	(29,900)
Add back: Net unrealized carried interest loss	103,209	58,148
Less: Unrealized investment and other (income) loss(3)	64,977	45
Incentive Business Distributable Earnings	$4,212	$38,803

Distributable Earnings	$104,755	$146,019
Taxes and related payables(4)	(2,273)	(2,110)
Distributable Earnings After Taxes and Related Payables	$102,482	$143,909

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

The following table is a reconciliation of Distributable Earnings per share of common and equivalents(1) to net distribution per share of common and equivalent for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)
Distributable Earnings After Taxes and Related Payables	$102,482	$143,909
Add back: Tax and related payables attributable to common and equivalents	2	60
Distributable Earnings before certain payables(2)	102,484	143,969
Percent to common and equivalents	47%	45%
Distributable Earnings before other payables attributable to common and equivalents	48,085	65,282
Less: Tax and related payables attributable to common and equivalents	(2)	(60)
Distributable Earnings attributable to common and equivalents	$48,083	$65,222
Distributable Earnings per share of common and equivalent(3)	$0.25	$0.35
Retained capital per share of common and equivalent(3)(4)	—	(0.02)
Net distribution per share of common and equivalent(3)	$0.25	$0.33

(1)	Common and equivalents refers to Class A shares outstanding and RSUs that participate in distributions.

(2)	Distributable earnings before certain payables represents Distributable Earnings before the deduction for the estimated current corporate taxes and the payable under Apollo’s tax receivable agreement.

(3)	Per share calculations are based on end of period total Class A shares outstanding and RSUs that participate in distributions.

(4)	Retained capital is withheld pro-rata from common and equivalent holders and AOG unitholders.

Summary of Non-U.S. GAAP Measures

The table below sets forth a reconciliation of our non-U.S. GAAP performance measures to net income attributable to Apollo Global Management, LLC for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Net Income (Loss) Attributable to Apollo Global Management, LLC	$(32,828)	$30,927
Net income attributable to Non-Controlling Interests in consolidated entities and Appropriated Partners’ Capital	2,035	2,559
Net income (loss) attributable to Non-Controlling Interests in the Apollo Operating Group	(43,768)	48,012
Net Income (Loss)	$(74,561)	$81,498
Income tax provision (benefit)	(5,147)	5,514
Income (Loss) Before Income Tax Provision (Benefit)	$(79,708)	$87,012
Transaction-related charges and equity-based compensation	(147)	17,616
Net income attributable to Non-Controlling Interests in consolidated entities	(2,035)	(2,559)
Economic Income (Loss)	$(81,890)	$102,069
Income tax (provision) benefit on Economic Income (Loss)	8,926	(8,520)
Economic Net Income (Loss)	$(72,964)	$93,549
Income tax provision (benefit) on Economic Income (Loss)	(8,926)	8,520
Carried interest (income) loss from affiliates	129,885	(57,819)
Profit sharing expense	(33,493)	40,832
Other loss	67,582	6,477
Equity-based compensation(1)	16,720	15,831
Depreciation and amortization(2)	2,581	2,610
Fee-Related EBITDA	$101,385	$110,000
Net realized carried interest income	6,817	75,135
Fee-Related EBITDA + 100% of Net Realized Carried Interest	$108,202	$185,135
Realized investment and other income	(2,605)	(6,432)
Non-cash revenues	(842)	(32,684)
Distributable Earnings	$104,755	$146,019
Taxes and related payables	(2,273)	(2,110)
Distributable Earnings After Taxes and Related Payables	$102,482	$143,909

(1)	Includes RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(2)	Includes amortization of leasehold improvements.

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
Cash Flows
Significant amounts from our condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 are summarized and discussed within the table and corresponding commentary below:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Operating Activities	$124,194	$102,003
Investing Activities	(56,999)	(41,853)
Financing Activities	(135,114)	(335,957)
Net Decrease in Cash and Cash Equivalents	$(67,919)	$(275,807)
Operating Activities
Our net cash provided by operating activities was $124.2 million and $102.0 million during the three months ended March 31, 2016 and 2015, respectively. These amounts were primarily driven by:

•
net income (loss) of ($74.6) million and $81.5 million during the three months ended March 31, 2016 and 2015, respectively, as well as non-cash adjustments of $81.1 million and $32.7 million, respectively;

•
a net decrease in our carried interest receivable of $153.5 million and $1.1 million during the three months ended March 31, 2016 and 2015, respectively, due to a change in the fair value of our funds that generate carried interest of ($116.2)

million and $92.1 million during the three months ended March 31, 2016 and 2015, respectively, offset by fund distributions to the Company (net of non-cash settlements) of $37.3 million and $107.6 million during three months ended March 31, 2016 and 2015, respectively;

•
purchases of investments held by consolidated VIEs in the amount of $119.0 million and $168.1 million, offset by proceeds from sales of investments held by consolidated VIEs in the amount of $117.7 million and $78.8 million during the three months ended March 31, 2016 and 2015, respectively; and

•
a net increase (decrease) in our profit sharing payable of ($32.7) million and $25.7 million during the three months ended March 31, 2016 and 2015, respectively, due to profit sharing expense (inclusive of the return of profit sharing distributions from employees, former employees and Contributing Partners that would be due if certain funds were liquidated) of ($24.0) million and $51.7 million during the three months ended March 31, 2016 and 2015, respectively, offset by payments of $14.2 million and $23.2 million during the three months ended March 31, 2016 and 2015, respectively.

Investing Activities
Our net cash used in investing activities was $57.0 million and $41.9 million during the three months ended March 31, 2016 and 2015, respectively. These amounts were primarily driven by:

•	net cash contributions from our equity method investments of $32.2 million and $29.1 million during the three months ended March 31, 2016 and 2015, respectively; and

•	purchases of investments in the amount of $24.6 million during the three months ended March 31, 2016.
Financing Activities
Our net cash used in financing activities was $135.1 million and $336.0 million during the three months ended March 31, 2016 and 2015, respectively. These amounts were primarily driven by:

•	cash distributions paid to our Class A shareholders of $53.6 million and $144.4 million during the three months ended March 31, 2016 and 2015, respectively;

•	cash distributions paid to the Non-Controlling Interest holders in the Apollo Operating Group of $60.5 million and $191.3 million during the three months ended March 31, 2016 and 2015, respectively;

•	purchases of Class A shares of $12.9 million during the three months ended March 31, 2016;

•	net distributions related to deliveries of Class A shares for RSUs of $22.0 million during the three months ended March 31, 2016; and

•	issuance of debt of $18.4 million during the three months ended March 31, 2016.
Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, see note 12 to the condensed consolidated financial statements for information regarding the quarterly distributions which were made at the sole discretion of the Company’s manager during 2016 and 2015.
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
As of March 31, 2016, Fund VII’s and Fund VI’s remaining investments and escrow cash were valued at 102% and 89% of the fund’s unreturned capital, respectively, which was below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation.
On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with CalPERS. The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. As of March 31, 2016, the Company had reduced fees charged to CalPERS on the funds it manages by approximately $101.6 million. Based on the Company’s current estimates, the reduction of fees will extend until 2017 in order for CalPERS to receive the full benefit of this arrangement.
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
In February 2016, Apollo adopted a program to repurchase up to $250 million in the aggregate of its Class A shares, including up to $150 million in the aggregate of its outstanding Class A shares through a share repurchase program and up to $100 million through a reduction of Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Equity Plan”), which we refer to as net share settlement.  Under the share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. During the quarter ended March 31, 2016, the Company repurchased and canceled 0.9 million Class A shares for $12.9 million and, in connection with net share settlements, reduced Class A shares to be issued to employees under the Plan by 1.6 million Class A shares resulting in a payment by the Company of $22.0 million to satisfy the applicable withholding obligation. See note 11 to the condensed consolidated financial statements for further information regarding the Company’s net share settlement during the three months ended March 31, 2016.
On March 11, 2016, it was announced that a subsidiary of Apollo Global Management, LLC intended to embark on a program to purchase $50 million of Apollo Investment Corporation’s common stock, subject to certain regulatory approvals. Under the program, shares may be purchased from time to time in open market transactions and in accordance with applicable law. As of March 31, 2016, Apollo Global Management, LLC has purchased 550 thousand shares, or approximately $3.1 million.
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
On March 11, 2016, the maturity date of both the Term Facility and the Revolver Facility were extended by two years and as a result, the maturity date is now January 18, 2021. The extension was determined to be a modification of the 2013 AMH Credit Facilities in accordance with U.S. GAAP. See note 9 to the condensed consolidated financial statements for further information regarding the Company’s debt arrangements.
On May 5, 2016, the Company declared a cash distribution of $0.25 per Class A share, which will be paid on May 31, 2016 to holders of record on May 20, 2016.

Athene
Athene Holding is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed indexed annuities.
Apollo, through its consolidated subsidiary, Athene Asset Management, provides asset management services to Athene, including asset allocation services, direct asset management services, risk management, asset and liability matching management, mergers and acquisitions asset diligence hedging and other asset management services and receives a gross management fee of 0.40% per annum on all AUM in the Athene Accounts with certain limited exceptions. As of March 31, 2016, Athene Asset Management had totaled $60.4 billion of total AUM in the Athene Accounts. Another subsidiary of the Company provides investment advisory services to Athene Germany and receives a gross fee of 0.10% per annum on the assets with respect to which it advises. As of March 31, 2016, the AUM related to Athene Germany totaled $5.4 billion.
The Company provides sub-advisory services with respect to a portion of the assets in the Athene Accounts. In addition from time to time, Athene also invests in funds and investment vehicles that Apollo manages. The Company broadly refers to “Athene Sub-Advised” assets under management as those assets in the Athene Accounts which the Company explicitly sub-advises as well as those assets in the Athene Accounts which are invested directly in funds and investment vehicles Apollo manages (“Athene Assets Directly Invested”). As of March 31, 2016, the Athene Sub-Advised AUM totaled $13.9 billion, of which $2.7 billion was Athene Assets Directly Invested.
With respect to assets in the Athene Accounts which the Company explicitly sub-advises, the Company earns up to 0.40% per annum on assets up to $10 billion and 0.35% per annum on all such assets in excess of $10 billion, with certain limited exceptions. These fees are in addition to the gross management fee of 0.40% per annum paid to Athene Asset Management. A majority of the assets in the Athene Accounts which the Company explicitly sub-advises are in accounts that invest in high-grade credit asset classes, such as CLO debt, commercial mortgage backed securities and insurance-linked securities.
With respect to Athene Assets Directly Invested, Apollo receives management fees and carried interest, if applicable, directly from the relevant funds under the investment management agreements and other governing documents of such funds. Fees paid to the Company related to such fund investments vary from 0% per annum to 1.75% per annum with respect to management fees and 0% to 20% with respect to carried interest. These fees are in addition to the gross management fee of 0.40% per annum paid to Athene Asset Management.
The Company refers to the portion of the Athene Asset Management AUM that is not Athene Sub-Advised Assets as “Athene Non-Sub-Advised” AUM. Athene Asset Management and other Apollo subsidiaries incur all expenses associated with their provision of services to Athene.
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
As part of its ongoing financial integration of Aviva USA, Athene identified material weaknesses in its internal controls over financial reporting for its U.S. GAAP and statutory financials as of December 31, 2013. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. If Athene fails to maintain effective internal control over financial reporting, it may not be able to accurately report its financial results. Athene no longer considers these deficiencies material weaknesses and currently assesses them as significant deficiencies.

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
Pursuant to the consolidation guidance, the Company first evaluates whether it holds a variable interest in an entity. Fees that are customary and commensurate with the level of services provided, and where the Company doesn’t hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered a variable interest. Apollo factors in all economic interests including proportionate interests through related parties, to determine if fees are to be considered a variable interest. As Apollo’s interests in many of these entities are solely through carried interests, performance fees, and/or insignificant indirect interests through related parties, Apollo is generally not considered to have a variable interest in many of these entities under the guidance and no further consolidation analysis is performed. For entities where the Company has determined that it does hold a variable interest, the Company performs an assessment to determine whether each of those entities qualify as a variable interest entity.
The determination as to whether an entity qualifies as a VIE depends on the facts and circumstances surrounding each entity and therefore certain of Apollo’s funds may qualify as VIEs under the variable interest model whereas others may qualify as voting interest entities under the voting interest model. The granting of substantive kick-out rights is a key consideration in determining whether a limited partnership or similar entity is a VIE and whether or not that entity should be consolidated.

Under the voting interest model, Apollo consolidates those entities it controls through a majority voting interest. Apollo does not consolidate those VOEs in which substantive kick-out rights have been granted to the unaffiliated investors to either dissolve the fund or remove the general partner.
 Under the variable interest model, Apollo consolidates those entities where it is determined that the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary if it holds a controlling financial interest in the VIE. When Apollo alone is not considered to have a controlling financial interest in the VIE, Apollo will still be deemed to be the primary beneficiary if it is the party within the related party group that is most closely associated with the VIE. When Apollo and its related parties not under common control in the aggregate have a controlling financial interest in a VIE, then Apollo is deemed to be the primary beneficiary if substantially all the activities of the entity are performed on behalf of Apollo.
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
The assessment of whether an entity is a VIE and the determination of whether Apollo should consolidate such VIE requires judgment by our management. Those judgments include, but are not limited to: (i) determining whether the total equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (ii) evaluating whether the holders of equity investment at risk, as a group, can make decisions that have a significant effect on the success of the entity, (iii) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive the expected residual returns from an entity and (iv) evaluating the nature of the relationship and activities of those related parties with shared power or under common control for purposes of determining which party within the related-party group is most closely associated with the VIE. Judgments are also made in determining whether a member in the equity group has a controlling financial interest including power to direct activities that most significantly impact the VIEs’ economic performance and rights to receive benefits or obligations to absorb losses that could be potentially significant to the VIE. This analysis includes interests through related parties.
Revenue Recognition
Carried Interest Income (Loss) from Affiliates. We earn carried interest income from our funds as a result of such funds achieving specified performance criteria. Such carried interest income generally is earned based upon a fixed percentage of realized and unrealized gains of various funds after meeting any applicable hurdle rate or threshold minimum. Carried interest income from certain of the funds that we manage is subject to contingent repayment and is generally paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund, the aggregate amount paid to us as carried interest exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess (in certain cases net of taxes) is required to be returned by us to that fund. For a majority of our credit funds, once the annual carried interest income has been determined, there generally is no look-back to prior periods for a potential contingent repayment, however, carried interest income on certain other credit funds can be subject to contingent repayment at the end of the life of the fund. We have elected to adopt Method 2 from U.S. GAAP guidance applicable to accounting for management fees based on a formula, and under this method, we accrue carried interest income quarterly based on fair value of the underlying investments and separately assess if contingent repayment is necessary. The determination of carried interest income and contingent repayment considers both the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. See “Investments, at Fair Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our private equity, credit and real estate funds.
Management Fees from Affiliates. The management fees related to our private equity funds are generally based on a fixed percentage of the committed capital or invested capital. The corresponding fee calculations that consider committed capital or invested capital are both objective in nature and therefore do not require the use of significant estimates or assumptions. Management fees related to our credit funds, by contrast, can be based on net asset value, gross assets, adjusted cost of all unrealized portfolio investments, capital commitments, adjusted assets, capital contributions, or stockholders’ equity all as defined in the respective partnership agreements. The credit management fee calculations that consider net asset value, gross assets, adjusted cost of all unrealized portfolio investments and adjusted assets are normally based on the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. The management fees related to our real estate funds are generally based on a specific percentage of the funds’ stockholders’ equity or committed or net invested capital or the capital accounts of the limited partners. See “Investments, at Fair

Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our private equity, credit and real estate funds.
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
Market Approach. The market approach is driven by current market conditions, including actual trading levels of similar companies and, to the extent available, actual transaction data of similar companies. Judgment is required by management when assessing which companies are similar to the subject company being valued. Consideration may also be given to any of the following factors: (1) the subject company’s historical and projected financial data; (2) valuations given to comparable companies; (3) the size and scope of the subject company’s operations; (4) the subject company’s individual strengths and weaknesses; (5) expectations relating to the market’s receptivity to an offering of the subject company’s securities; (6) applicable restrictions on transfer; (7) industry and market information; (8) general economic and market conditions; and (9) other factors deemed relevant. Market approach valuation models typically employ a multiple that is based on one or more of the factors described above. Sources for gaining additional knowledge related to comparable companies include public filings, annual reports, analyst research reports, and press releases. Once a comparable company set is determined, we review certain aspects of the subject company’s performance and determine how its performance compares to the group and to certain individuals in the group. We compare certain measurements such as EBITDA margins, revenue growth over certain time periods, leverage ratios and growth opportunities. In addition, we compare our entry multiple and its relation to the comparable set at the time of acquisition to understand its relation to the comparable set on each measurement date.
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
Quoted market prices are valued based on the average of the “bid” and the “ask” quotes provided by multiple brokers wherever possible without any adjustments.  Apollo designates certain brokers to value specific securities.  In order to determine the designated brokers, Apollo considers the following: (i) brokers with which Apollo has previously transacted, (ii) the underwriter of the security and (iii) active brokers indicating executable quotes. In addition, when valuing a security based on broker quotes wherever possible Apollo tests the standard deviation amongst the quotes received and the variance between the concluded fair value and the value provided by a pricing service.  When broker quotes are not available, we use pricing service quotes or other sources to mark a position. When relying on a pricing service as a primary source, (i) Apollo analyzes how the price has moved over the measurement period, (ii) reviews the number of brokers included in the pricing service’s population and (iii) validates the valuation levels with Apollo’s pricing team and traders.
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
The fair values of the investments in our private equity, credit and real estate funds can be impacted by changes to the assumptions used in the underlying valuation models. For further discussion on the impact of changes to valuation assumptions see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Sensitivity” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016. There have been no material changes to the underlying valuation models during the periods that our financial results are presented.
Fair Value of Financial Instruments
Except for the Company’s debt obligations (each as defined in note 9 to our condensed consolidated financial statements), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying values approximate fair value. See “—Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings.
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
We utilize the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting distributions on Plan Grant RSUs. There were no Plan Grants or Bonus Grants awarded during the three months ended March 31, 2016.
We utilize the Finnerty Model to calculate a marketability discount on the Plan Grant and Bonus Grant RSUs to account for the lag between vesting and issuance. The Finnerty Model provides for a valuation discount reflecting the holding period restriction embedded in a restricted security preventing its sale over a certain period of time.
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
The inputs utilized in the Finnerty Model are (i) length of holding period, (ii) volatility and (iii) distribution yield. There were no Plan Grants or Bonus Grants awarded during the three months ended March 31, 2016.
After the grant date fair value is determined, an estimated forfeiture rate is applied. The estimated fair value was determined and recognized over the vesting period on a straight-line basis. A 4.0% forfeiture rate is estimated for RSUs, based on the Company’s historical attrition rate as well as industry comparable rates. If employees are no longer associated with Apollo or if there is no turnover, we will revise our estimated compensation expense to the actual amount of expense based on the RSUs vested at the reporting date in accordance with U.S. GAAP.

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
Contractual Obligations, Commitments and Contingencies
As of March 31, 2016, the Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$28,476	$35,834	$31,371	$30,635	$14,087	$10,713	$151,116
Other long-term obligations(2)	16,329	5,493	5,040	2,461	132	—	29,455
2013 AMH Credit Facilities - Term Facility(3)	6,615	8,820	8,820	8,820	8,820	500,441	542,336
2013 AMH Credit Facilities - Revolver Facility(4)	469	625	625	625	625	8	2,977
2024 Senior Notes (5)	15,000	20,000	20,000	20,000	20,000	568,333	663,333
2014 AMI Term Facility I	229	305	305	15,396	—	—	16,235
2014 AMI Term Facility II	232	309	309	17,931	—	—	18,781
2016 AMI Term Facility	253	338	338	338	338	19,326	20,931
Obligations as of March 31, 2016	$67,603	$71,724	$66,808	$96,206	$44,002	$1,098,821	$1,445,164

(1)	The Company has entered into sublease agreements and is expected to contractually receive approximately $2.8 million over the life of the agreements.

(2)
Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(3)
$500 million of the outstanding Term Facility matures in January 2021. The interest rate on the $500 million Term Facility as of March 31, 2016 was 1.76%. See note 9 of the condensed consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(4)
The commitment fee as of March 31, 2016 on the $500 million undrawn Revolver Facility was 0.125%. See note 9 of the condensed consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(5)
$500 million of the 2024 Senior Notes matures in May 2024. The interest rate on the 2024 Senior Notes as of March 31, 2016 was 4.00%. See note 9 of the condensed consolidated financial statements for further discussion of the 2024 Senior Notes.

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

(iii)
In connection with the Stone Tower and Gulf Stream acquisitions, the Company agreed to pay the former owners of Stone Tower and Gulf Stream a specified percentage of any future carried interest income earned from certain of the Stone Tower and Gulf Stream funds, CLOs and strategic investment accounts. This contingent consideration liability is remeasured to fair value at each reporting period until the obligations are satisfied. See note 13 to the condensed consolidated financial statements for further information regarding the contingent consideration liability.

Commitments
Certain of our management companies and general partners are committed to contribute to the funds we manage and certain affiliates. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our affiliates, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its affiliates, the percentage of total fund commitments of Apollo and its affiliates, the commitment and remaining commitment amounts of Apollo only (excluding affiliates), and the percentage of total fund commitments of Apollo only (excluding affiliates) for each private equity, credit and real estate fund as of March 31, 2016 as follows ($ in millions):

Fund	Apollo and Affiliates Commitments	% of Total Fund Commitments	Apollo Only (Excluding Affiliates) Commitments	Apollo Only (Excluding Affiliates) % of Total Fund Commitments	Apollo and Affiliates Remaining Commitments	Apollo Only (Excluding Affiliates) Remaining Commitments
Private Equity:
Fund IV	$100.0	2.78%	$0.2	0.01%	$0.5	$—
Fund V	100.0	2.67	0.5	0.01	6.3	—
Fund VI	246.3	2.43	6.1	0.06	9.7	0.2
Fund VII	467.2	3.18	178.0	1.21	80.9	29.6
Fund VIII	1,543.5	8.40	399.0	2.17	1,075.5	282.3
ANRP I	426.1	32.21	10.0	0.75	118.7	2.9
ANRP II	297.4	15.22	44.4	2.27	235.1	35.8
AION	151.5	18.34	50.0	6.05	106.9	35.0
Apollo Rose, L.P.	215.7	100.00	—	—	46.8	—
A.A Mortgage Opportunities, L.P.	440.0	87.44	—	—	106.4	—
Champ, L.P.	77.7	100.00	19.8	25.56	12.0	3.1
Apollo Royalties Management, LLC	100.0	100.00	—	—	3.2	—
Apollo Special Situations Fund, L.P.	7.5	2.91	7.5	2.91	7.5	7.5
Credit:
ACLF	23.9	2.43	23.9	2.43	1.2	1.2
COF I	449.2	30.26	29.7	2.00	237.1	4.2
COF II	30.5	1.93	23.4	1.48	0.8	0.6
COF III	358.1	10.45	83.1	2.43	73.3	17.3
EPF I(2)	305.7	20.74	20.1	1.37	50.3	4.7
EPF II(2)	411.3	12.25	63.1	1.88	128.1	22.1
AIE II(2)	7.4	3.15	4.6	1.94	—	—
AIE III(2)	10.2	2.91	10.2	2.91	5.9	5.9
Palmetto	18.0	1.19	18.0	1.19	10.9	10.9
AEC	7.3	2.50	3.2	1.08	2.5	1.1
AESI(2)	3.3	0.99	3.3	0.99	0.2	0.2
AESI II	2.8	0.99	2.8	0.99	1.2	1.2
ACSP	18.8	2.44	18.8	2.44	5.6	5.6
Apollo SK Strategic Investments, L.P.	2.0	0.99	2.0	0.99	0.4	0.4
Apollo Tactical Value SPN Investments, L.P.	20.0	1.96	20.0	1.96	15.4	15.4
Apollo Zeus Strategic Investments, L.P.	14.0	3.38	14.0	3.38	3.6	3.6
Apollo Lincoln Fixed Income Fund	2.5	0.99	2.5	0.99	0.4	0.4
Apollo Lincoln Private Credit Fund, L.P.	2.5	0.99	2.5	0.99	2.0	2.0
Stone Tower Structured Credit Recovery Master Fund II, Ltd.	7.8	7.47	—	—	—	—
Apollo Structured Credit Recovery Master Fund III, Ltd.	230.2	18.59	3.6	0.29	91.8	1.5
MidCap	1,223.6	74.94	79.9	4.89	—	—
AEOF	125.5	12.01	25.5	2.44	57.0	11.6
Apollo A-N Credit Fund, L.P.	5.0	1.96	5.0	1.96	—	—
Union Street Partners	4.3	1.96	4.3	1.96	2.6	2.6
FCI	95.3	17.05	—	—	56.2	—
FCI II	244.6	15.72	—	—	55.1	—
Apollo/Palmetto Loan Portfolio, L.P.	—	100.00	—	100.00	—	—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	300.0	100.00	—	—	—	—

Apollo Hercules Partners, L.P.	7.5		2.44	7.5	2.44	5.8		5.8
Apollo Thunder Partners, L.P.	6.3		2.44	6.3	2.44	6.0		6.0
Apollo A-N Overflow Fund, L.P.	2.0		1.96	2.0	1.96	1.5		1.5
Apollo Moultrie Credit Fund, L.P.	400.0		100.00	—	—	350.0		—
APC	158.5		69.06	0.1	0.04	50.2		—
Real Estate:
U.S. RE Fund I	435.9	(1)	68.08	16.9	2.48	132.1	(1)	3.3
U.S. RE Fund II	323.8		82.04	7.4	1.89	210.9		4.9
CPI Capital Partners North America	7.6		1.27	2.1	0.35	0.6		0.2
CPI Capital Partners Europe(2)	6.2		0.47	—	—	0.5		—
CPI Capital Partners Asia Pacific	6.9		0.53	0.5	0.04	0.1		—
BEA/AGRE China Real Estate Fund, L.P.	0.1		1.03	0.1	1.03	—		—
Apollo-IC, L.P. (Shanghai Village)	0.8		100.00	0.8	100.00	0.4		0.4
AGRE Cobb West Investor, L.P.	22.1		86.41	0.1	0.39	2.0		—
AGRE Asia Co-Invest I Limited	15.6		100.00	—	—	1.3		—
CAI Strategic European Real Estate Ltd.(2)	16.5		92.13	—	—	3.1		—
London Prime Apartments Guernsey Holdings Limited (London Prime Apartments)(3)	25.4		7.80	0.8	0.23	6.2		0.2
2012 CMBS I Fund, L.P.	91.8		100.00	—	—	—		—
2012 CMBS II Fund, L.P.	96.6		100.00	—	—	—		—
Apollo USREF II (Williams Square Co-Invest) L.P.	25.0		28.90	—	—	4.1		—
Other:
Apollo SPN Investments I, L.P.	37.0		0.92	37.0	0.92	32.8		32.8
Total	$9,782.3			$1,260.6		$3,418.7		$564.0

(1)
Figures for U.S. RE Fund I include base, additional, and co-investment commitments. A co-investment vehicle within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.44 as of March 31, 2016.

(2)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.14 as of March 31, 2016.

(3)	Apollo’s commitment in these investments is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.44 as of March 31, 2016.

Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made by AAA to Apollo’s affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments. In addition, on April 30, 2015, Apollo entered into a revolving credit agreement with AAA Investments (the “AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR plus 1.5%. The Company receives an annual commitment fee of 0.125% on the unused portion of the loan. As of March 31, 2016, no advance on the AAA Investments Credit Agreement was made by the Company.
The 2013 AMH Credit Facilities and 2024 Senior Notes will have future impacts on our cash uses. See note 9 of our condensed consolidated financial statements for information regarding the Company’s debt arrangements.
In accordance with the Shareholders Agreement, we have indemnified the Managing Partners and certain Contributing Partners (at varying percentages) for any carried interest income distributed from Fund IV, Fund V and Fund VI that is subject to contingent repayment by the general partner. The Company recorded an indemnification liability of $3.9 million and $4.6 million, respectively, as of March 31, 2016 and December 31, 2015.
Contingent Obligations—Carried interest income in private equity and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues recognized by Apollo through March 31, 2016 that would be reversed approximates $2.3 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.

Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company as general partner has received more carried interest income than was ultimately earned. This general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund. As of March 31, 2016, the Company recorded a general partner obligation to return previously distributed carried interest income of $74.1 million. See note 12 to the condensed consolidated financial statements for further information regarding the general partner obligation.

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

Management fees could be impacted by changes in market risk factors and management could consider an investment permanently impaired as a result of (i) such market risk factors causing changes in invested capital or in market values to below cost, in the case of our private equity funds and certain credit funds or (ii) such market risk factors causing changes in gross or net asset value, for the credit funds. The proportion of our management fees that are based on NAV is dependent on the number and types of our funds in existence and the current stage of each fund’s life cycle.
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
Market Risk—We are directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues and expenses will be adversely affected by changes in market conditions. Market risk is inherent in each of our investments and activities, including equity investments, loans, short-term borrowings, long-term debt, hedging instruments, credit default swaps and derivatives. Just a few of the market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest and currency exchange rates, equity prices, changes in the implied volatility of interest rates and price deterioration. Volatility in debt and equity markets can impact our pace of capital deployment, the timing of receipt of transaction fee revenues and the timing of realizations. These market conditions could have an impact on the value of fund investments and rates of return. Accordingly, depending on the instruments or activities impacted, market risks can have wide ranging, complex adverse effects on our results from operations and our overall financial condition. We monitor market risk using certain strategies and methodologies which management evaluates periodically for appropriateness. We intend to continue to monitor this risk going forward and continue to monitor our exposure to all market factors.
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
Certain of our funds hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize our risk exposure by limiting the counterparties with which our funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. As of March 31, 2016, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.

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
No changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during our most recent quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See note 13 to our condensed consolidated financial statements for a summary of the Company’s legal proceedings.

ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016, which is accessible on the Securities and Exchange Commission's website at www.sec.gov. There have been no material changes to the risk factors for the three months ended March 31, 2016.
The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES
On January 14, 2016, February 5, 2016 and March 30, 2016 we issued 529,395, 2,745,799 and 1,507 Class A shares, respectively, net of taxes to Apollo Management Holdings, L.P., a subsidiary of Apollo Global Management, LLC, in connection with deliveries of shares to participants in the Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Equity Plan”) for an aggregate purchase price of $7,374,472, $36,793,707 and $25,408, respectively. The issuances were exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our Class A shares made by us or on our behalf during the fiscal quarter ended March 31, 2016.

Period	Total Number of Class A Shares Purchased(1)	Average Price Paid per Share	Total Class A Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Class A Shares that May be Purchased Under the Plan or Programs
January 1, 2016 through January 31, 2016	—	$—	—	$—
February 1, 2016 through February 29, 2016	902,428	13.46	901,049	137,851,051
March 1, 2016 through March 31, 2016	53,398	14.77	53,398	137,062,230
Total	955,826		954,447

(1)
During the fiscal quarter ended March 31, 2016, we repurchased 1,379 Class A shares at an average price paid per share of $13.22 in open-market transactions not pursuant to a publicly-announced repurchase plan or program. Such number of Class A shares was equal to the number of Class A restricted shares issued under the 2007 Equity Plan during the quarter.

(2)
In February 2016, the Company announced its adoption of a program to repurchase up to $250 million in the aggregate of its Class A shares, including up to $150 million in the aggregate of its outstanding Class A shares through a share repurchase program and up to $100 million through a reduction of Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the 2007 Equity Plan, which we refer to as net share settlement. Under the share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. The Company expects that the share repurchase program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase Class A shares. The share repurchase program does not require the Company to repurchase any specific number of Class A shares, and the share repurchase program may be suspended, extended, modified or discontinued at any time. Reductions of Class A shares issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the 2007 Equity Plan are not included in the table.

During the first quarter of 2016, in addition to the Class A shares repurchased as described in the table above, cash was used to pay the amount of withholding taxes or similar payments payable by us in respect of awards granted pursuant to the 2007 Equity Plan. These payments represented the equivalent of equity awards representing 1.6 million Class A shares. Since cash was used to settle the amounts, these Class A shares were canceled, and accordingly, such Class A shares are no longer included in the Company's Class A share count on a fully diluted basis.

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

*4.6
Third Supplemental Indenture dated as of February 1, 2016, among Apollo Management Holdings, L.P., the Guarantors party thereto, Apollo Principal Holdings XI, LLC and Wells Fargo Bank, National Association, as trustee.

4.7
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

*10.9
Fourth Amended and Restated Exchange Agreement, dated as of May 5, 2016, by and among Apollo Global Management, LLC, Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., Apollo Principal Holdings XI, LLC, AMH Holdings (Cayman), L.P. and the Apollo Principal Holders (as defined therein) from time to time party thereto.

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

*10.20	Amended and Restated Limited Liability Company Agreement of Apollo Principal Holdings XI, LLC dated as of April 11, 2016.

10.21
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

*10.24
Joinder, dated as of May 5, 2016, to the Shareholders Agreement, dated as of July 13, 2007, as amended by the First Amendment and Joinder dated as of August 18, 2009, by and among Apollo Global Management, LLC, AP Professional Holdings, L.P., BRH Holdings, L.P., Black Family Partners, L.P., MJR Foundation LLC, MJH Partners, L.P., Leon D. Black, Marc J. Rowan and Joshua J. Harris, and, solely in connection with Article VII of the Agreement, APO Corp., APO Asset Co., LLC, APO (FC), LLC, Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P. and Apollo Management Holdings, L.P.

10.25	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

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

10.34	Amended Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the period ended March 31, 2014 (File No. 001-35107)).

+10.35	Employment Agreement with Martin Kelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

10.36
Second Amended and Restated Exempted Limited Partnership Agreement of AMH Holdings (Cayman), L.P., dated November 30, 2012 (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the period ended June 30, 2015 (File No. 001-35107)).

+10.37
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

+10.39
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

10.46
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

*10.48
Guarantor Joinder Agreement, dated as of February 1, 2016, by Apollo Principal Holdings XI, LLC to the Credit Agreement, dated as of December 18, 2013, by and among Apollo Management Holdings, L.P., as the Term Facility Borrower and a Revolving Facility Borrower, the other Revolving Facility Borrowers party thereto, the existing guarantors party thereto, the lenders party thereto from time to time, the issuing banks party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent.

Exhibit Number	Exhibit Description

+10.49
Form of Letter Agreement under the Amended and Restated Limited Partnership Agreement of Apollo Advisors VIII, L.P. effective as of January 1, 2014 (incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.50
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

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Scheme Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Exhibit Description

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

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

Apollo Global Management, LLC
(Registrant)

Date: May 10, 2016	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)