Form 10-Q
period 2016-06-30
Apollo Global Management LLC
filed 2016-08-09
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016 OR

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2016 there were 184,725,909 Class A shares and 1 Class B share outstanding.

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
We use AUM and capital deployed as a performance measure of our funds’ investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs. Non-Fee-Generating AUM includes assets on which we could earn carried interest income;
“Advisory” refers to certain assets advised by Apollo Asset Management Europe, LLP (“AAME”), a subsidiary of Apollo;
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
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund) on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on June 30, 2016 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, carried interest and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors;
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
“gross IRR” of a real estate fund represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on June 30, 2016 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, carried interest, and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date;
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
“net IRR” of a real estate fund represents the cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of June 30, 2016 or other date specified is paid to investors), excluding certain non-fee and non-carry bearing parties, and the return is annualized and compounded after management fees, carried interest, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date;
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
“permanent capital vehicles” refers to (a) assets that are owned by or related to Athene, (b) assets that are owned by or related to MidCap FinCo Limited (“MidCap”) and managed by Apollo Capital Management, L.P., (c) assets of publicly traded vehicles managed by Apollo such as Apollo Investment Corporation (“AINV”), Apollo Commercial Real Estate Finance, Inc. (“ARI”), Apollo Residential Mortgage, Inc. (“AMTG”), Apollo Tactical Income Fund Inc. (“AIF”), and Apollo Senior Floating Rate Fund Inc. (“AFT”), in each case that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law and (d) a non-traded business development company sub-advised by Apollo. The investment management arrangements of AINV, AIF and AFT have one year terms, are reviewed annually and remain in effect only if approved by the boards of directors of such companies or by the affirmative vote of the holders of a majority of the outstanding voting shares of such companies, including in either case, approval by a majority of the directors who are not “interested persons” as defined in the Investment Company Act of 1940. In addition, the investment management arrangements of AINV, AIF and AFT may be terminated in certain circumstances upon 60 days’ written notice. The investment management arrangements of ARI and AMTG have one year terms and are reviewed annually by each company’s board of directors and may be terminated under certain circumstances by an affirmative vote of at least two-thirds of such company’s independent directors. The investment management arrangements between MidCap and Apollo Capital Management, L.P. and Athene and Athene Asset Management, may also be terminated under certain circumstances;
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

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
AS OF JUNE 30, 2016 AND DECEMBER 31, 2015
(dollars in thousands, except share data)

	As of June 30, 2016	As of December 31, 2015
Assets:
Cash and cash equivalents	$859,005	$612,505
Cash and cash equivalents held at consolidated funds	4,991	4,817
Restricted cash	5,269	5,700
Investments	1,324,552	1,154,749
Assets of consolidated variable interest entities:
Cash and cash equivalents	28,246	56,793
Investments, at fair value	959,791	910,566
Other assets	33,917	63,413
Carried interest receivable	815,751	643,907
Due from affiliates	292,562	247,835
Deferred tax assets	622,209	646,207
Other assets	100,714	95,844
Goodwill	88,852	88,852
Intangible assets, net	26,372	28,620
Total Assets	$5,162,231	$4,559,808
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$116,814	$92,012
Accrued compensation and benefits	90,399	54,836
Deferred revenue	158,461	177,875
Due to affiliates	629,140	594,536
Profit sharing payable	378,599	295,674
Debt	1,355,521	1,025,255
Liabilities of consolidated variable interest entities:
Debt, at fair value	821,799	801,270
Other liabilities	46,455	85,982
Other liabilities	50,332	43,387
Total Liabilities	3,647,520	3,170,827
Commitments and Contingencies (see note 13)
Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Class A shares, no par value, unlimited shares authorized, 184,104,686 and 181,078,937 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Additional paid in capital	1,928,962	2,005,509
Accumulated deficit	(1,236,677)	(1,348,384)
Accumulated other comprehensive loss	(6,975)	(7,620)
Total Apollo Global Management, LLC shareholders’ equity	685,310	649,505
Non-Controlling Interests in consolidated entities	95,625	86,561
Non-Controlling Interests in Apollo Operating Group	733,776	652,915
Total Shareholders’ Equity	1,514,711	1,388,981
Total Liabilities and Shareholders’ Equity	$5,162,231	$4,559,808

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(dollars in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Advisory and transaction fees from affiliates, net	$64,899	$15,450	$72,898	$24,993
Management fees from affiliates	267,063	230,584	500,858	455,473
Carried interest income from affiliates	328,485	105,693	207,517	174,285
Total Revenues	660,447	351,727	781,273	654,751
Expenses:
Compensation and benefits:
Salary, bonus and benefits	100,188	88,870	197,422	176,503
Equity-based compensation	34,038	22,279	48,040	42,382
Profit sharing expense	127,220	61,635	89,615	110,264
Total Compensation and Benefits	261,446	172,784	335,077	329,149
Interest expense	9,800	7,485	17,673	14,925
General, administrative and other	32,823	21,556	60,567	44,327
Professional fees	22,705	19,725	39,139	34,689
Occupancy	9,698	10,131	19,520	20,089
Placement fees	2,064	1,665	3,828	3,185
Depreciation and amortization	4,862	11,193	9,493	22,171
Total Expenses	343,398	244,539	485,297	468,535
Other Income:
Net gains from investment activities	89,010	24,424	32,541	26,542
Net gains from investment activities of consolidated variable interest entities	698	5,800	2,017	7,128
Income from equity method investments	44,960	17,119	41,143	16,058
Interest income	1,296	860	1,881	1,585
Other income, net	778	1,775	525	6,649
Total Other Income	136,742	49,978	78,107	57,962
Income before income tax provision	453,791	157,166	374,083	244,178
Income tax provision	(37,988)	(9,092)	(32,841)	(14,606)
Net Income	415,803	148,074	341,242	229,572
Net income attributable to Non-Controlling Interests	(241,711)	(91,646)	(199,978)	(142,217)
Net Income Attributable to Apollo Global Management, LLC	$174,092	$56,428	$141,264	$87,355
Distributions Declared per Class A Share	0.25	0.33	0.53	1.19
Net Income Per Class A Share:
Net Income Available to Class A Share – Basic	$0.91	$0.30	$0.74	$0.40
Net Income Available to Class A Share – Diluted	$0.91	$0.30	$0.74	$0.40
Weighted Average Number of Class A Shares Outstanding – Basic	183,695,920	170,431,430	183,180,625	168,190,114
Weighted Average Number of Class A Shares Outstanding – Diluted	183,695,920	170,431,430	183,180,625	168,190,114

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(dollars in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$415,803	$148,074	$341,242	$229,572
Other Comprehensive Income, net of tax:
Allocation of currency translation adjustment of consolidated CLOs and funds (net of taxes of ($0.4) million and ($0.2) million for Apollo Global Management, LLC for the three months ended June 30, 2016 and 2015, respectively, and $0.2 million and $0.6 million for Apollo Global Management, LLC for the six months ended June 30, 2016 and 2015, respectively, and $0.0 million for Non-Controlling Interests in Apollo Operating Group for the three and six months ended June 30, 2016 and 2015)	(4,142)	(684)	1,959	(10,891)
Net gain from change in fair value of cash flow hedge instruments	27	26	53	52
Net income (loss) on available-for-sale securities	501	(68)	(450)	(214)
Total Other Comprehensive Income (Loss), net of tax	(3,614)	(726)	1,562	(11,053)
Comprehensive Income	412,189	147,348	342,804	218,519
Comprehensive Income attributable to Non-Controlling Interests	(239,994)	(88,518)	(200,895)	(133,912)
Comprehensive Income Attributable to Apollo Global Management, LLC	$172,195	$58,830	$141,909	$84,607

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Additional Paid in Capital	Accumulated Deficit	Appropriated Partners’ Capital	Accumulated Other Comprehensive Loss	Total Apollo Global Management, LLC Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2015	163,046,554	1	$2,254,283	$(1,400,661)	$933,166	$(306)	$1,786,482	$3,222,195	$934,784	$5,943,461
Cumulative effect adjustment from adoption of accounting guidance	—	—	1,771	(3,350)	(933,166)	—	(934,745)	(3,134,518)	—	(4,069,263)
Dilution impact of issuance of Class A shares	—	—	1,839	—	—	—	1,839	—	—	1,839
Capital increase related to equity-based compensation	—	—	33,593	—	—	—	33,593	—	—	33,593
Capital contributions	—	—	—	—	—	—	—	5,338	—	5,338
Distributions	—	—	(221,443)	—	—	—	(221,443)	(8,474)	(286,489)	(516,406)
Payments related to deliveries of Class A shares for RSUs and restricted shares	7,099,114	—	4,856	(25,477)	—	—	(20,621)	—	—	(20,621)
Exchange of AOG Units for Class A shares	2,042,501	—	10,043	—	—	—	10,043	—	(7,543)	2,500
Net income	—	—	—	87,355	2,555	—	89,910	8,502	131,160	229,572
Allocation of currency translation adjustment of consolidated CLOs and fund entities	—	—	—	—	—	(5,112)	(5,112)	(5,779)	—	(10,891)
Change in cash flow hedge instruments	—	—	—	—	—	23	23	—	29	52
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(214)	(214)	—	—	(214)
Balance at June 30, 2015	172,188,169	1	$2,084,942	$(1,342,133)	$2,555	$(5,609)	$739,755	$87,264	$771,941	$1,598,960
Balance at January 1, 2016	181,078,937	1	$2,005,509	$(1,348,384)	$—	$(7,620)	$649,505	$86,561	$652,915	$1,388,981
Dilution impact of issuance of Class A shares	—	—	278	—	—	—	278	—	—	278
Capital increase related to equity-based compensation	—	—	36,707	—	—	—	36,707	—	—	36,707
Capital contributions	—	—	—	—	—	—	—	12,886	—	12,886
Distributions	—	—	(101,335)	—	—	—	(101,335)	(8,824)	(114,527)	(224,686)
Payments related to deliveries of Class A shares for RSUs and restricted shares	3,810,973	—	9	(29,557)	—	—	(29,548)	—	—	(29,548)
Repurchase of Class A shares	(954,447)	—	(12,902)	—	—	—	(12,902)	—	—	(12,902)
Exchange of AOG Units for Class A shares	169,223	—	696	—	—	—	696	—	(505)	191
Net income	—	—	—	141,264	—	—	141,264	4,113	195,865	341,242
Allocation of currency translation adjustment of consolidated CLOs and fund entities	—	—	—	—	—	1,070	1,070	889	—	1,959
Change in cash flow hedge instruments	—	—	—	—	—	25	25	—	28	53
Net loss on available-for-sale securities (from equity method investment)	—	—	—	—	—	(450)	(450)	—	—	(450)
Balance at June 30, 2016	184,104,686	1	$1,928,962	$(1,236,677)	$—	$(6,975)	$685,310	$95,625	$733,776	$1,514,711

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(dollars in thousands, except share data)

	For the Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$341,242	$229,572
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	48,040	42,382
Depreciation and amortization	9,493	22,171
Unrealized gains from investment activities	(32,537)	(27,008)
Cash distributions of earnings from equity method investments	11,594	15,647
Income from equity method investments	(41,143)	(16,058)
Deferred taxes, net	25,346	12,563
Other non-cash amounts included in net income, net	(7,283)	(20,322)
Changes in assets and liabilities:
Carried interest receivable	(171,844)	90,591
Due from affiliates	(42,060)	(18,242)
Accounts payable and accrued expenses	24,811	6,968
Accrued compensation and benefits	30,498	32,279
Deferred revenue	(17,729)	(24,256)
Due to affiliates	33,598	(25,023)
Profit sharing payable	91,537	479
Changes in other assets and other liabilities, net	(2,387)	(2,574)
Apollo Fund and VIE related:
Net realized and unrealized gains (losses) from investing activities and debt	3,025	(3,641)
Change in cash held at consolidated variable interest entities	28,581	232,160
Purchases of investments	(298,722)	(324,845)
Proceeds from sale of investments	277,800	185,683
Changes in other assets and other liabilities, net	(9,682)	(97,998)
Net Cash Provided by Operating Activities	$302,178	$310,528
Cash Flows from Investing Activities:
Purchases of fixed assets	$(3,703)	$(4,230)
Purchase of investments	(44,196)	—
Cash contributions to equity method investments	(106,103)	(93,927)
Cash distributions from equity method investments	31,667	23,933
Issuance of employee loans	—	(25,000)
Other investing activities	430	635
Net Cash Used in Investing Activities	$(121,905)	$(98,589)
Cash Flows from Financing Activities:
Principal repayments of debt	$(200,000)	$—
Issuance of debt	532,706	—
Satisfaction of tax receivable agreement	—	(48,420)
Purchase of Class A shares	(12,995)	(3,028)
Payments related to deliveries of Class A shares for RSUs	(29,557)	(25,477)
Distributions paid	(101,335)	(201,208)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(114,527)	(286,489)
Other financing activities	(16,655)	(15,270)
Apollo Fund and VIE related:
Distributions paid to Non-Controlling Interests in consolidated variable interest entities	(4,086)	(2,865)
Contributions from Non-Controlling Interests in consolidated variable interest entities	12,850	5,280
Net Cash Provided by (Used in) Financing Activities	$66,401	$(577,477)
Net Increase (Decrease) in Cash and Cash Equivalents	246,674	(365,538)
Cash and Cash Equivalents, Beginning of Period	617,322	1,205,663
Cash and Cash Equivalents, End of Period	$863,996	$840,125
Supplemental Disclosure of Cash Flow Information:
Interest paid	$17,159	$15,928
Interest paid by consolidated variable interest entities	8,016	5,723
Income taxes paid	3,908	4,594
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash contributions to equity method investments	$—	$32,810
Non-cash distributions from equity method investments	(1,175)	(4,229)
Supplemental Disclosure of Non-Cash Financing Activities:
Declared and unpaid distributions	$—	$(20,235)
Capital increases related to equity-based compensation	36,707	33,593
Other non-cash financing activities	274	1,801
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$1,197	$13,978
Due to affiliates	(1,006)	(11,479)
Additional paid in capital	(191)	(2,500)
Non-Controlling Interest in Apollo Operating Group	505	7,543
Net Assets Deconsolidated from Consolidated Variable Interest Entities and Funds:
Cash and cash equivalents	$—	$760,491
Investments, at fair value	—	16,930,227
Other Assets	—	280,428
Debt, at fair value	—	(13,229,570)
Other liabilities	—	(529,080)
Non-Controlling interest in consolidated entities	—	(3,134,518)
Appropriated Partners' Capital	—	(929,708)

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

1. ORGANIZATION
Apollo Global Management, LLC (“AGM”, together with its consolidated subsidiaries, the “Company” or “Apollo”) is a global alternative investment manager whose predecessor was founded in 1990. Its primary business is to raise, invest and manage private equity, credit and real estate funds as well as strategic investment accounts, on behalf of pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. For these investment management services, Apollo receives management fees generally related to the amount of assets managed, transaction and advisory fees and carried interest income related to the performance of the respective funds that it manages. Apollo has three primary business segments:

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
As of June 30, 2016, the Company owned, through five intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, APO Asset Co., LLC, a Delaware limited liability company that is a disregarded entity for U.S. federal income tax purposes, APO (FC), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes, APO (FC II), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes and APO UK (FC), Limited, a United Kingdom incorporated company that is treated as a corporation for U.S. federal income tax purposes (collectively, the “Intermediate Holding Companies”), 46.0% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly-owned subsidiaries.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and certain of the Company’s other partners (the “Contributing Partners”) indirectly beneficially own interests in each of the partnerships that comprise the Apollo Operating Group (“AOG Units”). As of June 30, 2016, Holdings owned the remaining 54.0% of the economic interests in the Apollo Operating Group. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.
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
In February 2015, the Financial Accounting Standards Board (“FASB”) issued new consolidation guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. During the second quarter of 2015, the Company elected to adopt this new guidance using the modified retrospective method, which resulted in an effective date of adoption of January 1, 2015. Restatement of prior period results is not required. Amounts presented for the three and six months ended June 30, 2015 in the condensed consolidated statements of operations reflect the adoption of this accounting guidance as of January 1, 2015.
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
Under the variable interest model, Apollo consolidates those entities where it is determined that the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it has a controlling financial interest in the VIE. When Apollo alone is not considered to have a controlling financial interest in the VIE but Apollo and its related parties under common control in the aggregate have a controlling financial interest in the VIE, Apollo will still be deemed the primary beneficiary if it is the party that is most closely associated with the VIE. When Apollo and its related parties not under common control in the aggregate have a controlling financial interest in the VIE then Apollo would be deemed to be the primary beneficiary if substantially all the activities of the entity are performed on behalf of Apollo.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Assets and liabilities of the consolidated VIEs are primarily shown in separate sections within the condensed consolidated statements of financial condition as of June 30, 2016 and December 31, 2015. For additional disclosures regarding VIEs, see note 4.
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
Derivatives—The Company recognizes derivatives as assets or liabilities on its condensed consolidated statements of financial condition at fair value. On the date the Company enters into a derivative contract, it designates and documents the derivative contract as one of the following: (a) a hedge of a recognized asset or liability (“fair value hedge”), (b) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), (c) a hedge of a net investment in a foreign operation (“net investment hedge”) or (d) a derivative instrument not designated as a hedging instrument (“freestanding derivative”). The Company did not have any freestanding derivatives or derivatives designated as fair value or cash flow hedges as of June 30, 2016 or December 31, 2015. In May 2014, the Company entered into a treasury rate lock agreement (“rate lock”) to mitigate the risk of changes in the treasury rate ahead of the final pricing of the 2024 Senior Notes. The rate lock was designated as a cash flow hedge at inception. The Company settled the rate lock in connection with the issuance of the 2024 Senior Notes in May 2014. The Company incurred a $1.0 million loss on settlement of the rate lock that is being reclassified out of other comprehensive income into interest expense over the term of the 2024 Senior Notes. For net investment hedges, the Company records changes in the fair value of the derivative in the cumulative translation adjustment section of other comprehensive income to the extent it is effective as a hedge. The fair values of the derivative instruments are reflected in other assets and other liabilities on the condensed consolidated statements of financial condition.
The Company formally documents at inception its hedge relationships, including identification of the hedging instruments and the hedged items, its risk management objectives, strategy for undertaking the hedge transaction and the Company’s method for evaluating effectiveness of its hedged transactions. At least quarterly, the Company also formally assesses whether the derivatives it designated in each hedging relationship are expected to be, and have been, highly effective in offsetting changes in estimated fair values of the hedged items. The ineffective portion of a net investment hedge, if any, is recognized in current period earnings.
The Company has elected to not offset derivative assets and liabilities or financial assets in its condensed consolidated statements of financial condition, even when an enforceable master netting agreement is in place that provides the Company the right to offset derivative assets and liabilities in the same currency by specific derivative type or, in the event of default by the counterparty, to offset derivative assets and liabilities with the same counterparty.

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
Fair Value Option—Apollo has elected the fair value option for the Company’s investment in Athene Holding, assets and liabilities of the consolidated VIEs and the Company’s investments in certain CLOs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by the consolidated VIEs that otherwise would not have been carried at fair value. See notes 3, 4, and 5 for further disclosure on the investments in Athene Holding and financial instruments of the consolidated VIEs for which the fair value option has been elected.
Financial Instruments held by Consolidated VIEs
The Company elected the fair value option for the assets and liabilities of the consolidated CLOs.
During the second quarter of 2015, the Company adopted the measurement alternative included in the collateralized financing entity (“CFE”) guidance using a modified retrospective approach by recording a cumulative-effect adjustment to shareholders’ equity as of January 1, 2015. Restatement of prior period results is not required. Amounts presented for the three and six months ended June 30, 2015 in the condensed consolidated statements of operations reflect the adoption of this accounting guidance as of January 1, 2015. The Company measures both the financial assets and financial liabilities of the consolidated CLOs in its condensed consolidated financial statements using the fair value of the financial assets of the consolidated CLOs, which are more observable than the fair value of the financial liabilities of the consolidated CLOs. As a result, the financial assets of the consolidated CLOs are measured at fair value and the financial liabilities are measured in consolidation as: (i) the sum of the fair value of the financial assets and the carrying value of any non-financial assets that are incidental to the operations of the CLOs less (ii) the sum of the fair value of any beneficial interests retained by the reporting entity (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interest retained by the Company) using a reasonable and consistent methodology. Under the measurement alternative, the Company’s condensed consolidated net income reflects the Company’s own economic interests in the consolidated CLOs including (i) changes in the fair value of the beneficial interests retained by the Company and (ii) beneficial interests that represent compensation for collateral management services.

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
The consolidated VIEs also have debt obligations that are recorded at fair value. As previously noted, the Company measures the debt obligations of the consolidated CLOs on the basis of the fair value of the financial assets of the consolidated CLOs.
Revenues
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
The Company sponsors a 401(k) savings plan whereby U.S.-based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the three and six months ended June 30, 2016 and 2015.
Profit Sharing Expense—Profit sharing expense primarily consists of a portion of carried interest recognized in one or more funds allocated to employees, former employees and Contributing Partners. Profit sharing expense is recognized on an accrued basis as the related carried interest income is earned. Profit sharing expense can be reversed during periods when there is a decline in carried interest income that was previously recognized. Additionally, profit sharing amounts previously distributed may be subject to clawback from employees, former employees and Contributing Partners. When applicable, the accrual for potential clawback of previously distributed profit sharing amounts, which is a component of due from affiliates on the condensed consolidated statements of financial condition, represents all amounts previously distributed to employees, former employees and Contributing Partners that would need to be returned to the general partner if the Apollo funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner receivable, however, would not become realized until the end of a fund’s life.
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
Other Income (Loss)
Net Gains (Losses) from Investment Activities—Net gains (losses) from investment activities include both realized gains and losses and the change in unrealized gains and losses in the Company’s investments, at fair value between the opening reporting date and the closing reporting date.
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
Income from Equity Method Investments—Income from equity method investments includes the Company’s share of net income generated from its investments in the private equity, credit and real estate funds it manages, which are not consolidated, but in which the Company exerts significant influence.
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
Net Income (Loss) Per Class A Share—As Apollo has issued participating securities, U.S. GAAP requires use of the two-class method of computing earnings per share for all periods presented for each class of common stock and participating security as if all earnings for the period had been distributed. Under the two-class method, during periods of net income, the net income is first reduced for distributions declared on all classes of securities to arrive at undistributed earnings. During periods of net losses, the net loss is reduced for distributions declared on participating securities only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity. Participating securities include vested and unvested restricted share units (“RSUs”) that participate in distributions, as well as unvested restricted shares.
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

3. INVESTMENTS
The following table represents Apollo’s investments:

	As of June 30, 2016	As of December 31, 2015
Investments, at fair value	$614,329	$539,080
Equity method investments	710,223	615,669
Total Investments	$1,324,552	$1,154,749

Investments, at Fair Value

Investments, at fair value, consist of investments for which the fair value option has been elected and include the Company’s investment in Athene Holding, investments held by the Company’s consolidated funds, investments in debt of unconsolidated CLOs, and other investments held by the Company. See note 5 for further discussion regarding investments, at fair value.
Net Gains from Investment Activities
The following table presents the realized and net change in unrealized gains (losses) on investments, at fair value for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Realized gains (losses) on sales of investments	$190	$137	$(97)	$153
Net change in unrealized gains due to changes in fair value(1)	88,820	24,287	32,638	26,389
Net gains from investment activities	$89,010	$24,424	$32,541	$26,542

(1)	Primarily relates to the Company’s investment in Athene Holding. See note 5 for further information regarding the Company’s investment in Athene Holding.
Equity Method Investments
Apollo’s equity method investments include its investments in Apollo private equity, credit and real estate funds, which are not consolidated, but in which the Company exerts significant influence. Apollo’s share of net income generated by these investments is recorded within income from equity method investments in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Equity method investments, excluding those for which the fair value option was elected, as of June 30, 2016 and December 31, 2015 consisted of the following:

	Equity Held as of
	June 30, 2016		% of Ownership		December 31, 2015		% of Ownership
Private Equity Funds:
AP Alternative Assets, L.P. (“AAA”)	$66,193		2.247%		$65,961		2.370%
AAA Investments, L.P. (“AAA Investments”)	1,778		0.056		1,676		0.057
Apollo Investment Fund IV, L.P. (“Fund IV”)	9		0.026		9		0.024
Apollo Investment Fund V, L.P. (“Fund V”)	57		0.049		57		0.048
Apollo Investment Fund VI, L.P. (“Fund VI”)	2,067		0.125		2,369		0.119
Apollo Investment Fund VII, L.P. (“Fund VII”)	55,067		1.247		58,334		1.245
Apollo Investment Fund VIII, L.P. (“Fund VIII”)	191,310		2.218		116,443		2.223
Apollo Natural Resources Partners, L.P. (“ANRP I”)	7,504		0.841		6,246		0.836
Apollo Natural Resources Partners II, L.P. (“ANRP II”)	10,462		2.258		5,194		2.447
AION Capital Partners Limited (“AION”)	15,425		5.886		16,497		5.938
VC Holdings, L.P. Series A (“Vantium A/B”)	13		6.450		15		6.450
VC Holdings, L.P. Series C (“Vantium C”)	43		2.071		63		2.071
VC Holdings, L.P. Series D (“Vantium D”)	167		6.345		169		6.345
Other	40		NM		41		NM
Total Private Equity Funds(5)	350,135				273,074
Credit Funds:
Apollo Special Opportunities Managed Account, L.P. (“SOMA”)	4,382		0.853		5,992		0.816
Apollo Value Strategic Fund, L.P. (“VIF”)	24		0.090		39		0.084
Apollo Strategic Value Fund, L.P. (“SVF”)	4		0.023		7		0.030
Apollo Credit Liquidity Fund, L.P. (“ACLF”)	2,434		3.739		2,253		4.106
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	1,421		1.932		1,463		1.954
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	1,394		1.486		1,281		1.523
Apollo Credit Opportunity Fund III, L.P. (“COF III”)	24,805		1.037		19,612		1.052
Apollo European Principal Finance Fund, L.P. (“EPF I”)	2,127		1.383		5,195		1.372
Apollo European Principal Finance Fund II, L.P. (“EPF II”)	54,404		1.760		47,867		1.760
Apollo Investment Europe II, L.P. (“AIE II”)	2,070		4.600		2,193		3.990
Apollo Investment Europe III, L.P. (“AIE III”)	4,555		2.920		3,917		2.920
Apollo Palmetto Strategic Partnership, L.P. (“Palmetto”)	15,874		1.186		15,158		1.186
Apollo Asia Private Credit Fund, L.P. (“APC”)	68		0.044		49		0.045
Apollo Senior Floating Rate Fund Inc. (“AFT”)	81		0.030		78		0.030
Apollo Residential Mortgage, Inc. (“AMTG”) (3)	3,634	(1)	1.146	(1)	3,997	(2)	0.707	(2)
Apollo European Credit, L.P. (“AEC”)	2,140		1.139		2,303		1.081
Apollo European Strategic Investments, L.P. (“AESI”)	2,117		0.990		2,323		0.990
Apollo European Strategic Investments II, L.P. (AESI II”)	1,423		0.990		1,224		0.990
Apollo Centre Street Partnership, L.P. (“ACSP”)	12,238		2.494		11,870		2.488
Apollo Investment Corporation (“AINV”) (4)	61,023	(1)	3.787	(1)	61,944	(2)	3.434	(2)
Apollo SK Strategic Investments, L.P. (“SK”)	998		1.029		1,152		0.990
Apollo Tactical Value SPN Investments, L.P.	6,173		1.702		1,168		1.482
CION Investment Corporation (“CION”)	1,000		0.105		1,000		0.107
Apollo Tactical Income Fund Inc. (“AIF”)	76		0.032		73		0.031
Apollo Franklin Partnership, L.P. (“Franklin Fund”)	8,176		9.278		8,147		9.091
Apollo Zeus Strategic Investments, L.P. (“Zeus”)	8,455		3.398		7,764		3.398
Apollo Lincoln Fixed Income Fund, L.P.	2,221		1.130		1,941		1.041
Apollo Lincoln Private Credit Fund, L.P.	384		0.990		211		0.990
Apollo Structured Credit Recovery Master Fund III, L.P.	2,353		0.293		1,804		0.293
Apollo Total Return Fund L.P.	164		0.029		162		0.032
Apollo Credit Short Opportunities Fund L.P.	18		0.030		20		0.012
MidCap FinCo Limited (“MidCap”)	79,208		4.693		79,326		4.940
Apollo Energy Opportunity Fund, L.P. (“AEOF”)	10,870		2.440		8,898		2.440

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Apollo A-N Credit Fund, L.P.	4,266		1.979		4,962		1.970
Apollo Union Street Partners, L.P.	1,927		2.009		1,139		2.002
Apollo Hercules Partners, L.P.	1,972		2.446		1,094		2.439
Apollo A-N Overflow Fund, L.P.	551		1.980		—		—
Apollo Total Return Fund Enhanced (Onshore), L.P.	103		0.103		—		—
Apollo Thunder Partners, L.P	499		2.439		—		—
Apollo SPN Investments I, L.P.	4,756		0.338		5,490		0.392
Apollo Kings Alley Credit Fund, L.P.	623		2.500		—		—
Total Credit Funds(5)	331,011				313,116
Real Estate:
ARI(3)	13,626	(1)	1.028	(1)	13,845	(2)	1.043	(2)
U.S. RE Fund I	7,986		5.000		9,275		5.000
U.S. RE Fund II	2,950		1.974		2,712		1.886
CPI Capital Partners North America, L.P.	28		0.400		28		0.404
CPI Capital Partners Europe, L.P.	5		0.001		5		0.001
CPI Capital Partners Asia Pacific, L.P.	55		0.039		80		0.039
Apollo GSS Holding (Cayman), L.P.	3,763		4.750		3,082		4.750
BEA/AGRE China Real Estate Fund, L.P.	67		1.030		83		1.030
Apollo-IC, L.P. (Shanghai Village)	491		3.000		359		3.100
AGRE Cobb West Investor, L.P.	106		0.407		10		0.407
Total Real Estate Funds(5)	29,077				29,479
Total	$710,223				$615,669

(1)	Amounts are as of March 31, 2016.

(2)	Amounts are as of September 30, 2015.

(3)
Investment value includes the fair value of RSUs granted to the Company as of the grant date. These amounts are not considered in the percentage of ownership until the RSUs are vested and issued to the Company, at which point the RSUs are converted to common stock and delivered to the Company.

(4)	The value of the Company’s investment in AINV was $48,552 and $41,833 based on the quoted market price as of June 30, 2016 and December 31, 2015, respectively.

(5)	Certain funds invest across multiple segments. The presentation in the table above is based on the classification of the majority of such funds’ investments.
As of June 30, 2016 and for the six months ended June 30, 2016, no equity method investment held by Apollo met the significance criteria as defined by the SEC. The following tables present summarized financial information of Athene Holding, for which the fair value option was elected, for the three and six months ended June 30, 2016 and 2015. Although the disclosure is not required by the significance criteria for the quarter ended June 30, 2016, for consistency purposes the Company chose to include this information as it was included in its quarterly report on Form 10-Q for the quarter ended March 31, 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016(1)	2015(1)	2016(1)	2015(1)
	in millions
Statements of Operations
Revenues	$723	$808	$1,772	$2,015
Expenses	615	638	1,451	1,569
Income before income tax provision	108	170	321	446
Income tax provision (benefit)	1	13	(45)	42
Net income	107	157	366	404
Net income attributable to Non-Controlling Interests	—	(16)	—	(46)
Net income available to Athene common shareholders	$107	$141	$366	$358

(1)
The financial statement information for the three and six months ended June 30, 2016 and 2015 is presented a quarter in arrears and is comprised of the financial information for the three and six months ended March 31, 2016 and 2015, which represents the latest available financial information as of the date of this report.

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
Consolidated CLOs
Certain CLOs are consolidated by Apollo as the Company is considered to hold a controlling financial interest through direct and indirect interests in these CLOs exclusive of management and performance based fees received. Through its role as collateral manager of these VIEs, the Company determined that Apollo has the power to direct the activities that most significantly impact the economic performance of these VIEs. These CLOs were formed for the sole purpose of issuing collateralized notes to investors. The assets of these VIEs are primarily comprised of senior secured loans and the liabilities are primarily comprised of debt.
The assets of these consolidated CLOs are not available to creditors of the Company. In addition, the investors in these consolidated CLOs have no recourse against the assets of the Company. The Company measures both the financial assets and the financial liabilities of the CLOs using the fair value of the financial assets as further described in note 2. The Company has elected the fair value option for financial instruments held by its consolidated CLOs, which includes investments in loans and corporate bonds, as well as debt obligations and contingent obligations held by such consolidated CLOs. Other assets include amounts due from brokers and interest receivables. Other liabilities include payables for securities purchased, which represent open trades within the consolidated VIEs and primarily relate to corporate loans that are expected to settle within the next 60 days. From time to time, Apollo makes investments in certain consolidated CLOs denominated in foreign currencies. As of June 30, 2016 and December 31, 2015, the Company held an investment of $42.8 million and $42.3 million, respectively, in consolidated foreign currency denominated CLOs, which eliminates in consolidation.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Net Gains from Investment Activities of Consolidated Variable Interest Entities
The following table presents net gains from investment activities of the consolidated VIEs for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net gains (losses) from investment activities	$1,997	$(1,041)	$(2,125)	$10,074
Net gains (losses) from debt	(7,871)	1,315	(1,437)	(6,929)
Interest and other income	12,956	11,105	23,509	18,048
Interest and other expenses	(6,384)	(5,579)	(17,930)	(14,065)
Net gains from investment activities of consolidated variable interest entities	$698	$5,800	$2,017	$7,128
Senior Secured Notes and Subordinated Notes—Included within debt are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016				As of December 31, 2015
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)(3)	$752,598	1.94%		11.6	$735,792	2.17%		12.1
Subordinated Notes(2)(3)	84,247	N/A	(1)	14.6	82,365	N/A	(1)	15.1
Total	$836,845				$818,157

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.

(2)	The fair value of Senior Secured Notes and Subordinated Notes as of June 30, 2016 and December 31, 2015 was $821.8 million and $801.3 million, respectively.

(3)
The debt at fair value of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. As of June 30, 2016 and December 31, 2015, the fair value of the consolidated VIE assets was $1,022.0 million and $1,030.8 million, respectively. This collateral consisted of cash and cash equivalents, investments, at fair value, and other assets.

The consolidated VIEs’ debt obligations contain various customary loan covenants as described above. As of June 30, 2016, the Company was not aware of any instances of non-compliance with any of these covenants.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Variable Interest Entities Which are Not Consolidated
The Company holds variable interests in certain VIEs which are not consolidated, as it has been determined that Apollo is not the primary beneficiary.
The following tables present the carrying amounts of the assets and liabilities of the VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary as of June 30, 2016 and December 31, 2015. In addition, the tables present the maximum exposure to losses relating to these VIEs.

	As of June 30, 2016
	Total Assets		Total Liabilities		Apollo Exposure
Total	$6,684,829	(1)	$2,678,937	(2)	$254,110	(3)

(1)	Consists of $295.0 million in cash, $6,370.0 million in investments and $19.8 million in receivables.

(2)	Represents $2,678.9 million in debt and other payables.

(3)
Represents Apollo’s direct equity method investment in those entities in which Apollo holds a significant variable interest and certain other investments. Additionally, cumulative carried interest income is subject to reversal in the event of future losses. The maximum amount of future reversal of carried interest income from all of Apollo’s funds, including those entities in which Apollo holds a significant variable interest, was $2.5 billion as of June 30, 2016, as discussed in note 13.

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
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

5. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the valuation of the Company’s financial assets and liabilities for which the fair value option has been elected by the fair value hierarchy as of June 30, 2016 and December 31, 2015, respectively:

	As of June 30, 2016
	Level I(5)	Level II(5)	Level III	Total		Cost of Investments, at Fair Value
Assets
Investments, at fair value:
Investments of Consolidated Apollo Funds	$27	$24,259	$2,853	$27,139		$27,395
Other investments	—	—	44,753	44,753		45,008
Investment in Athene Holding(1)	—	—	542,437	542,437		387,526
Total investments, at fair value	27	24,259	590,043	614,329	(6)	$459,929
Investments of VIEs, at fair value(3)	—	841,708	112,690	954,398
Investments of VIEs, valued using NAV(7)	—	—	—	5,393
Total investments of VIEs, at fair value	—	841,708	112,690	959,791
Derivative assets	—	1,252	—	1,252
Total Assets	$27	$867,219	$702,733	$1,575,372

Liabilities
Liabilities of VIEs, at fair value(3)(4)	$—	$821,799	$11,671	$833,470
Contingent consideration obligations(2)	—	—	70,967	70,967
Derivative liabilities	—	1,432	—	1,432
Total Liabilities	$—	$823,231	$82,638	$905,869

	As of December 31, 2015
	Level I(5)	Level II(5)	Level III	Total		Cost of Investments, at Fair Value
Assets
Investments, at fair value:
Investments of Consolidated Apollo Funds	$—	$26,913	$1,634	$28,547		$29,344
Other investments	—	—	434	434		831
Investment in Athene Holding(1)	—	—	510,099	510,099		387,526
Total investments, at fair value	—	26,913	512,167	539,080	(6)	$417,701
Investments of VIEs, at fair value(3)(7)	—	803,412	100,941	904,353
Investments of VIEs, valued using NAV (7)	—	—	—	6,213
Total investments of VIEs, at fair value	—	803,412	100,941	910,566
Total Assets	$—	$830,325	$613,108	$1,449,646

Liabilities
Liabilities of VIEs, at fair value(3)(4)	$—	$801,270	$11,411	$812,681
Contingent consideration obligations(2)	—	—	79,579	79,579
Total Liabilities	$—	$801,270	$90,990	$892,260

(1)	See note 12 for further disclosure regarding the investment in Athene Holding and the AAA/Athene receivable.

(2)	See note 13 for further disclosure regarding contingent consideration obligations.

(3)	See note 4 for further disclosure regarding VIEs.

(4)
As of June 30, 2016, liabilities of VIEs, at fair value included debt and other liabilities of $821.8 million and $11.7 million, respectively. As of December 31, 2015, liabilities of VIEs, at fair value included debt and other liabilities of $801.3 million and $11.4 million, respectively. Other liabilities include contingent obligations classified as Level III.

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

There were no transfers of financial assets or liabilities between Level I and Level II for the three and six months ended June 30, 2016 and 2015.
The following tables summarize the changes in fair value in financial assets measured at fair value for which Level III inputs have been used to determine fair value for the three months ended June 30, 2016 and 2015, respectively:

	For the Three Months Ended June 30, 2016
	Investments of Consolidated Apollo Funds	Other Investments	Investment in Athene Holding	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,149	$25,793	$453,620	$101,969	$582,531
Purchases	1,146	19,599	—	46,618	67,363
Sales of investments/distributions	(59)	—	—	(32,783)	(32,842)
Net realized gains (losses)/accrued interest	—	—	—	1,017	1,017
Changes in net unrealized gains (losses)	112	(1,530)	88,817	(284)	87,115
Cumulative translation adjustment	—	891	—	(2,086)	(1,195)
Transfer into Level III(1)	505	—	—	11,062	11,567
Transfer out of Level III(1)	—	—	—	(12,823)	(12,823)
Balance, End of Period	$2,853	$44,753	$542,437	$112,690	$702,733
Change in net unrealized gains (losses) included in net gains (losses) from investment activities related to investments still held at reporting date	$42	$(1,530)	$88,817	$—	$87,329
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	—	—	609	609

(1)
Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended June 30, 2015
	Investments of Consolidated Apollo Funds	Other Investments	Investment in Athene Holding	AAA/Athene Receivable	Investments of Consolidated VIEs	Total
Balance, Beginning of Period(1)	$3,588	$507	$329,487	$60,155	$116,804	$510,541
Purchases	987	269	—	—	12,220	13,476
Sale of investments/Distributions	(1,955)	(47)	—	—	(2,800)	(4,802)
Net realized gains (losses)	20	—	—	—	1,298	1,318
Changes in net unrealized gains (losses)	(3)	(100)	25,084	—	(1,051)	23,930
Cumulative translation adjustment	—	—	—	—	3,265	3,265
Transfer into Level III(2)	869	—	—	—	17,852	18,721
Transfer out of Level III(2)	(1,503)	—	—	—	(22,889)	(24,392)
Settlement of receivable	—	—	60,155	(60,155)	—	—
Balance, End of Period(1)	$2,003	$629	$414,726	$—	$124,699	$542,057
Change in net unrealized gains (losses) included in net gains (losses) from investment activities related to investments still held at reporting date	$(86)	$(100)	$25,084	$—	$—	$24,898
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	—	—	—	518	518

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

The following tables summarize the changes in fair value in financial assets measured at fair value for which Level III inputs have been used to determine fair value for the six months ended June 30, 2016 and 2015, respectively:

	For the Six Months Ended June 30, 2016
	Investments of Consolidated Apollo Funds	Other Investments	Investment in Athene Holding	Investments of Consolidated VIEs	Total
Balance, Beginning of Period (1)	$1,634	$434	$510,099	$100,941	$613,108
Purchases	1,642	44,196	—	49,792	95,630
Sale of investments/Distributions	(702)	—	—	(43,292)	(43,994)
Net realized gains (losses)	(111)	—	—	3,046	2,935
Changes in net unrealized gains (losses)	117	(411)	32,338	(2,414)	29,630
Cumulative translation adjustment	—	534	—	1,465	1,999
Transfer into Level III(2)	1,495	—	—	21,418	22,913
Transfer out of Level III(2)	(1,222)	—	—	(18,266)	(19,488)
Balance, End of Period	$2,853	$44,753	$542,437	$112,690	$702,733
Change in net unrealized gains (losses) included in net gains (losses) from investment activities related to investments still held at reporting date	$(13)	$(411)	$32,338	$—	$31,914
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	—	—	659	659

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Six Months Ended June 30, 2015
	Investments of Consolidated Apollo Funds	Other Investments	Investment in Athene Holding	AAA/Athene Receivable	Investments of Consolidated VIEs	Total
Balance, Beginning of Period (1)	$4,359	$600	$324,514	$61,292	$2,522,913	$2,913,678
Adoption of accounting guidance	—	—	—	—	(2,407,923)	(2,407,923)
Fees	—	—	—	1,942	—	1,942
Purchases	2,479	269	—	—	21,361	24,109
Sale of investments/Distributions	(2,603)	(47)	—	—	(8,293)	(10,943)
Net realized gains (losses)	24	—	—	—	1,417	1,441
Changes in net unrealized gains (losses)	(41)	(193)	26,978	—	1,959	28,703
Cumulative translation adjustment	—	—	—	—	(9,844)	(9,844)
Transfer into Level III(2)	1,804	—	—	—	32,476	34,280
Transfer out of Level III(2)	(4,019)	—	—	—	(29,367)	(33,386)
Settlement of receivable	—	—	63,234	(63,234)	—	—
Balance, End of Period(1)	$2,003	$629	$414,726	$—	$124,699	$542,057
Change in net unrealized gains (losses) included in net gains (losses) from investment activities related to investments still held at reporting date	$(124)	$(193)	$26,978	$—	$—	$26,661
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	—	—	—	1,885	1,885

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

The following table summarizes the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value for the three months ended June 30, 2016 and 2015, respectively:

	For the Three Months Ended June 30,
	2016			2015
	Liabilities of Consolidated VIEs	Contingent Consideration Obligations	Total	Liabilities of Consolidated VIEs	Contingent Consideration Obligations	Total
Balance, Beginning of Period	$10,862	$74,059	$84,921	$13,274	$98,994	$112,268
Additions	—	—	—	—	—	—
Payments	—	(5,580)	(5,580)	—	(4,790)	(4,790)
Changes in net unrealized (gains) losses(1)	809	2,488	3,297	—	(1,236)	(1,236)
Cumulative translation adjustment	—	—	—	(1,560)	—	(1,560)
Transfers into Level III	—	—	—	—	—	—
Transfers out of Level III	—	—	—	—	—	—
Balance, End of Period	$11,671	$70,967	$82,638	$11,714	$92,968	$104,682
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to liabilities still held at reporting date	$809	$—	$809	$—	$—	$—

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.

The following table summarizes the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value for the six months ended June 30, 2016 and 2015, respectively:

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Six Months Ended June 30,
	2016			2015
	Liabilities of Consolidated VIEs	Contingent Consideration Obligations	Total	Liabilities of Consolidated VIEs	Contingent Consideration Obligations	Total
Balance, Beginning of Period	$11,411	$79,579	$90,990	$12,343,021	$96,126	$12,439,147
Adoption of accounting guidance	—	—	—	(11,433,815)	—	(11,433,815)
Payments/Extinguishment	—	(6,987)	(6,987)	—	(9,719)	(9,719)
Net realized gains	—	—	—	—	—	—
Changes in net unrealized (gains) losses(1)	260	(1,625)	(1,365)	(8,244)	6,561	(1,683)
Cumulative translation adjustment	—	—	—	(92,290)	—	(92,290)
Transfers into Level III	—	—	—	—	—	—
Transfers out of Level III	—	—	—	(796,958)	—	(796,958)
Balance, End of Period	$11,671	$70,967	$82,638	$11,714	$92,968	$104,682
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to liabilities still held at reporting date	$260	$—	$260	$—	$—	$—

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.
The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy as of June 30, 2016 and December 31, 2015, respectively:

	As of June 30, 2016
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of Consolidated Apollo Funds	$2,853	Third Party Pricing(1)	N/A	N/A	N/A
Investments in Other	44,753	Third Party Pricing (1)	N/A	N/A	N/A
Investment in Athene Holding	542,437	Book Value Multiple	Book Value Multiple	1.20x	1.20x
Investments of Consolidated VIEs:
Bank Debt Term Loans	20,802	Third Party Pricing(1)	N/A	N/A	N/A
Corporate Loans/Bonds/CLO Notes	15,581	Third Party Pricing(1)	N/A	N/A	N/A
Equity Securities	76,307	Market Comparable Companies	Comparable Multiples	0.74x	0.74x
		Discounted Cash Flow	Discount Rate	14.9%	14.9%
Total Investments of Consolidated VIEs	112,690
Total Financial Assets	$702,733
Financial Liabilities
Liabilities of Consolidated VIEs:
Contingent Obligation	$11,671	Other	N/A	N/A	N/A
Contingent Consideration Obligation	70,967	Discounted Cash Flow	Discount Rate	10.5% - 17.5%	17.1%
Total Financial Liabilities	$82,638

(1)	These securities are valued primarily using unadjusted broker quotes.

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

Investment in Athene Holding and AAA/Athene Receivable
Athene’s business was principally built through a series of acquisitions of individual portfolios of fixed index annuities since its inception in 2009. As of June 30, 2015, in valuing Apollo’s investment in Athene Holding, the embedded value method was employed to determine the fair value of shares in Athene Holding in periods where there was not an observable market value. The embedded value methodology is widely used by market participants in the insurance industry in private company acquisitions of individual portfolios of annuities. The embedded value method estimates the present value of the future expected regulatory distributable income generated by the net assets plus the excess capital (i.e., the capital in excess of what is required to be held against liabilities) in determining fair value. Thus the embedded value method, as historically applied to the Athene valuation, was used to derive a value of Athene’s existing block of business as well as the value of undeployed capital equivalent to the excess capital held. As of June 30, 2015, Apollo also calculated an implied U.S. GAAP book value multiple for Athene, based on a projected U.S. GAAP book value, and compared that multiple to Athene’s publicly traded insurance peers as a secondary valuation point to assess the reasonableness of the valuation derived under the embedded value method.
As of June 30, 2016 and December 31, 2015, the fair value of Apollo’s investment in Athene Holding was estimated under the U.S. GAAP book value multiple approach by applying a book value multiple to the U.S. GAAP book value per share of Athene Holding. The conversion price for all Athene management incentive shares granted was added to Athene’s U.S. GAAP book value excluding accumulated other comprehensive income (“AOCI”) for purposes of determining U.S. GAAP book value per share. Apollo calculated a multiple for public company peers of Athene by dividing each peer’s market capitalization by its reported U.S. GAAP equity, excluding AOCI. A regression analysis was then prepared based on the calculated multiple of each peer relative to its expected return on U.S. GAAP equity, excluding AOCI, relative to Athene. During the three months ended June 30, 2016, Athene experienced significant business growth in its reinsurance and retail channels and made further progress in preparing for its initial public offering (“Athene IPO”). In addition, and in connection with the process of preparing for the Athene IPO, feedback was received from a range of sources which supported the Company’s view of an increase in value relating to recent developments at Athene. The Company updated the adjustment to peer multiples in the June 30, 2016 valuation of the investment in Athene Holding to reflect these developments. As a result, Apollo concluded it was appropriate to apply a multiple of 1.20 to Athene’s U.S. GAAP book value, in estimating the fair value of Athene Holding at June 30, 2016.
As of June 30, 2016 and December 31, 2015, the significant unobservable input used in the fair value measurement of the investment in Athene Holding was the U.S. GAAP book value multiple. This input in isolation can cause significant

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

increases or decreases in fair value. Specifically, when the U.S. GAAP book value multiple method is used to determine fair value, the significant input used in the valuation model is the U.S. GAAP book value multiple itself. An increase in the U.S. GAAP book value multiple can significantly increase the fair value of an investment; conversely a decrease in the U.S. GAAP book value multiple can significantly decrease the fair value of an investment. The sensitivity of the valuation to changes in the multiple is directly proportional to the change in the multiple itself.
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
Other Investments
Other investments primarily consists of Apollo’s investments in debt of unconsolidated CLOs. The change in the fair value related to these investments is presented in net gains (losses) from investment activities on the condensed consolidated statements of operations.
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
Liabilities
As of June 30, 2016 and December 31, 2015, the debt obligations of the consolidated CLOs were measured on the basis of the fair value of the financial assets of the CLOs as the financial assets were determined to be more observable and, as a result, categorized as Level II in the fair value hierarchy. See note 2 for further discussion of the Company’s adoption of CFE guidance.
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
Net Investment Hedge
To manage the potential exposure from adverse changes in currency exchange rates arising from the Company’s net investment in foreign operations related to Bremer Kreditbank AG, the German subsidiary of Belgian KBC Group NV (“BKB Bank”) during June 2016, the Company entered into a foreign currency option contract to hedge a portion of the net investment in the Company’s non-U.S. dollar denominated foreign operations related to BKB Bank. As of June 30, 2016, the notional amount of the net investment hedge was €17.6 million. The gains and losses due to changes in fair value attributable to foreign

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

currency derivatives designated as net investment hedges are recognized in other comprehensive income (loss), net of tax. No portion of the net investment hedge was subsequently reclassified to net income or deemed ineffective for the three months ended June 30, 2016. For the three and six months ended June 30, 2016, the resulting loss on derivative assets and derivative liabilities was $152.0 thousand and $28.3 thousand, respectively.

6. CARRIED INTEREST RECEIVABLE
Carried interest receivable from private equity, credit and real estate funds consisted of the following:

	As of June 30, 2016	As of December 31, 2015
Private Equity	$472,662	$373,871
Credit	319,126	240,844
Real Estate	23,963	29,192
Total carried interest receivable	$815,751	$643,907

The table below provides a roll-forward of the carried interest receivable balance for the six months ended June 30, 2016:

	Private Equity	Credit	Real Estate	Total
Carried interest receivable, January 1, 2016	$373,871	$240,844	$29,192	$643,907
Change in fair value of funds	99,057	150,603	1,314	250,974
Fund distributions to the Company	(266)	(72,321)	(6,543)	(79,130)
Carried interest receivable, June 30, 2016	$472,662	$319,126	$23,963	$815,751
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

7. PROFIT SHARING PAYABLE
Profit sharing payable from private equity, credit and real estate funds consisted of the following:

	As of June 30, 2016	As of December 31, 2015
Private Equity	$152,043	$118,963
Credit	215,544	165,392
Real Estate	11,012	11,319
Total profit sharing payable	$378,599	$295,674

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The table below provides a roll-forward of the profit sharing payable balance for the six months ended June 30, 2016:

	Private Equity	Credit	Real Estate	Total
Profit sharing payable, January 1, 2016	$118,963	$165,392	$11,319	$295,674
Profit sharing expense(1)(2)	34,774	76,405	2,346	113,525
Payments/other	(1,694)	(26,253)	(2,653)	(30,600)
Profit sharing payable, June 30, 2016	$152,043	$215,544	$11,012	$378,599

(1)
Includes (i) changes in amounts payable to employees and former employees entitled to a share of carried interest income in Apollo’s funds and (ii) changes to the fair value of the contingent consideration obligations recognized in connection with certain Apollo acquisitions. See notes 5 and 13 for further disclosure regarding the contingent consideration obligations.

(2)
The Company has recorded a receivable from the Contributing Partners, certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of June 30, 2016 in the amount of $38.7 million. See note 12 for further discussion regarding the potential return of profit sharing distributions.

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
The Company’s income tax provision totaled $38.0 million and $9.1 million for the three months ended June 30, 2016 and 2015, respectively, and $32.8 million and $14.6 million for the six months ended June 30, 2016 and 2015, respectively. The Company’s effective tax rate was approximately 8.4% and 5.8% for the three months ended June 30, 2016 and 2015, respectively, and approximately 8.8% and 6.0% for the six months ended June 30, 2016 and 2015, respectively.
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
The Company’s primary jurisdictions in which it operates are the United States, New York State, New York City, California and the United Kingdom. In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of June 30, 2016, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2012 through 2015 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax return of a subsidiary for the 2012 tax year. The State and City of New York is examining certain subsidiaries’ tax returns for tax years 2011 to 2013.
The Company has recorded a deferred tax asset for the future amortization of tax basis intangibles as a result of the 2007 Reorganization. The Company recorded additional deferred tax assets as a result of the step-up in tax basis of intangibles from subsequent exchanges of AOG Units for Class A shares. A related tax receivable agreement liability was recorded in due to affiliates in the condensed consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among APO Corp., the Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 12). The increases in the deferred tax asset less the related liability resulted in increases to additional paid-in capital which were recorded in the condensed consolidated statements of changes in shareholders’ equity for the three months ended June 30, 2016 and 2015. The amortization period for these tax basis intangibles is 15 years and the deferred tax assets will reverse over the same period.
The tables below present the impact to the deferred tax asset, tax receivable agreement liability and additional paid-in capital related to the exchange of AOG Units for Class A shares during the six months ended June 30, 2016 and 2015.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Six Months Ended June 30, 2016
Exchange of AOG Units for Class A shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Six Months Ended June 30, 2016	$1,197	$1,006	$191

	For the Six Months Ended June 30, 2015
Exchange of AOG Units for Class A shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Six Months Ended June 30, 2015	$13,978	$11,478	$2,500

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

9. DEBT
Debt consisted of the following:

	As of June 30, 2016				As of December 31, 2015
	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate
2013 AMH Credit Facilities - Term Facility(1)	$299,487	$298,500	(8)	1.71%	$499,327	$501,300	(8)	1.44%
2024 Senior Notes(2)	494,881	513,012	(9)	4.00	494,555	495,300	(9)	4.00
2026 Senior Notes(3)	495,514	519,198	(9)	4.40	—	—		—
2014 AMI Term Facility I(4)	14,876	14,876	(8)	2.01	14,543	14,549	(8)	2.15
2014 AMI Term Facility II(5)	17,215	17,215	(8)	1.75	16,830	16,830	(8)	1.85
2016 AMI Term Facility I(6)	18,847	18,847	(8)	1.75	—	—		—
2016 AMI Term Facility II(7)	14,701	14,701	(8)	2.00	—	—		—
Total Debt	$1,355,521	$1,396,349			$1,025,255	$1,027,979

(1)	Outstanding balance is presented net of unamortized debt issuance costs of $0.5 million and $0.7 million as of June 30, 2016 and December 31, 2015, respectively.

(2)
Includes impact of any amortization of note discount. Outstanding balance is presented net of unamortized debt issuance costs of $4.3 million and $4.6 million as of June 30, 2016 and December 31, 2015, respectively.

(3)	Includes impact of any amortization of note discount. Outstanding balance is presented net of unamortized debt issuance costs of $4.0 million as of June 30, 2016.

(4)
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

(6)
On January 18, 2016, AMI entered into a €17.0 million five year credit agreement (the “2016 AMI Term Facility I”). Proceeds from the borrowing were used to fund the Company’s investment in a European CLO it manages.

(7)
On June 22, 2016, AMI entered into a €13.2 million five year credit agreement (the “2016 AMI Term Facility II”). Proceeds from the borrowing were used to fund the Company’s investment in a European CLO it manages.

(8)
Fair value is based on obtained broker quotes and these notes would be classified as a Level III liability within the fair value hierarchy based on the number and quality of broker quotes obtained, the standard deviations of the observed broker quotes and the percentage deviation from independent pricing services. For instances where broker quotes are not available, a discounted cash flow method is used to obtain a fair value.

(9)
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
Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus an applicable margin, and undrawn revolving commitments bear a commitment fee. In connection with the issuance of the 2024 Senior Notes and the 2026 Senior Notes (as defined below), $250 million of the proceeds and $200 million of the proceeds, respectively, were used to repay a portion of the Term Facility outstanding with third party lenders at par. The interest rate on the $300 million Term Facility as of June 30, 2016 was 1.78% and the commitment fee as of June 30, 2016 on the $500 million undrawn Revolver Facility was 0.125%. Interest expense incurred by the Company related to the 2013 AMH Credit Facilities was $2.1 million and $1.9

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

million for the three months ended June 30, 2016 and 2015, respectively, and $4.4 million and $3.8 million for the six months ended June 30, 2016 and 2015, respectively. Debt issuance cost amortization expense related to the 2013 AMH Credit Facilities was $0.2 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and $0.4 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively. The $300 million carrying value of debt that is recorded on the condensed consolidated statements of financial condition at June 30, 2016 is the amount for which the Company expects to settle the 2013 AMH Credit Facilities.
As of June 30, 2016, the 2013 AMH Credit Facilities were guaranteed by AMH and its subsidiaries, Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., AAA Holdings, L.P., Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., Apollo Principal Holdings XI, LLC, ST Holdings GP, LLC and ST Management Holdings, LLC. The 2013 AMH Credit Facilities contain affirmative and negative covenants which limit the ability of the Borrowers, the guarantors and certain of their subsidiaries to, among other things, incur indebtedness and create liens. Additionally, the 2013 AMH Credit Facilities contain financial covenants which require the Borrowers and their subsidiaries to maintain (1) at least $40 billion of Fee-Generating Assets Under Management and (2) a maximum total net leverage ratio of not more than 4.00 to 1.00 (subject to customary equity cure rights). The 2013 AMH Credit Facilities also contain customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of the Company.
Borrowings under the Revolver Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. In addition, the Borrowers may incur incremental facilities in respect of the Revolver Facility and the Term Facility in an aggregate amount not to exceed $500 million plus additional amounts so long as the Borrowers are in compliance with a net leverage ratio not to exceed 3.75 to 1.00. As of June 30, 2016 and December 31, 2015, the Revolver Facility was undrawn.
2024 Senior Notes—On May 30, 2014, AMH issued $500 million in aggregate principal amount of its 4.000% Senior Notes due 2024 (the “2024 Senior Notes”), at an issue price of 99.722% of par. Interest on the 2024 Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The 2024 Senior Notes will mature on May 30, 2024. The discount will be amortized into interest expense on the condensed consolidated statements of operations over the term of the 2024 Senior Notes. Interest expense incurred by the Company related to the 2024 Senior Notes was $5.0 million and $5.0 million for the three months ended June 30, 2016 and 2015, respectively, and $10.1 million and $10.0 million for the six months ended June 30, 2016 and 2015, respectively. The debt issuance costs incurred in connection with the issuance of the 2024 Senior Notes are amortized into interest expense over the term of the debt arrangement. As such, the debt issuance cost amortization expense related to the issuance of the 2024 Senior Notes was $0.1 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively. The face amount of $500.0 million related to the 2024 Senior Notes is the amount for which the Company is obligated to settle the 2024 Senior Notes.
2026 Senior Notes—On May 27, 2016, AMH issued $500 million in aggregate principal amount of its 4.400% Senior Notes due 2026 (the “2026 Senior Notes”), at an issue price of 99.912% of par. Interest on the 2026 Senior Notes is payable semi-annually in arrears on May 27 and November 27 of each year. The 2026 Senior Notes will mature on May 27, 2026. The discount on, and the debt issuance costs incurred in connection with the issuance of, the 2026 Senior Notes will be amortized into interest expense on the condensed consolidated statements of operations over the term of the 2026 Senior Notes. Interest expense incurred by the Company related to the 2026 Senior Notes was $2.1 million for the three and six months ended June 30, 2016. The face amount of $500 million related to the 2026 Senior Notes is the amount for which the Company is obligated to settle the 2026 Senior Notes.
As of June 30, 2016, the 2026 Senior Notes and the 2024 Senior Notes were guaranteed by Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., Apollo Principal Holdings XI, LLC, AMH Holdings (Cayman), L.P. and any other entity that is required to become a guarantor of the notes under the terms of the indentures governing the 2026 Senior Notes and the 2024 Senior Notes (the “Indentures”). The Indentures include covenants that restrict the ability of AMH and, as applicable, the guarantors to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries or merge, consolidate or sell, transfer or lease assets. The Indentures also provide for customary events of default.

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
The table below presents basic and diluted net income (loss) per Class A share using the two-class method for the three and six months ended June 30, 2016 and 2015:

	Basic and Diluted
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016		2015		2016		2015
Numerator:
Net income attributable to Apollo Global Management, LLC	$174,092		$56,428		$141,264		$87,355
Distributions declared on Class A shares	(46,014)	(1)	(56,815)	(1)	(97,446)	(1)	(201,209)	(1)
Distributions on participating securities(3)	(1,766)		(4,971)		(3,889)		(20,234)
Earnings allocable to participating securities	(4,959)		—		(1,766)		—
Undistributed income (loss) attributable to Class A shareholders: Basic and Diluted	$121,353		$(5,358)		$38,163		$(134,088)
Denominator:
Weighted average number of Class A shares outstanding: Basic and Diluted	183,695,920		170,431,430		183,180,625		168,190,114
Net Income per Class A Share: Basic and Diluted(2)
Distributed Income	$0.25		$0.33		$0.53		$1.20
Undistributed Income (Loss)	0.66		(0.03)		0.21		(0.80)
Net Income per Class A Share: Basic and Diluted	$0.91		$0.30		$0.74		$0.40

(1)	See note 12 for information regarding the quarterly distributions declared and paid during 2016 and 2015.

(2)	For the three and six months ended June 30, 2016 and 2015, all of the classes of securities were determined to be anti-dilutive.

(3)	Participating securities consist of vested and unvested RSUs that have rights to distributions and unvested restricted shares.
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
Apollo Global Management, LLC has one Class B share outstanding, which is held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the Class B share is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, as discussed above. The Class B share has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or distributions. The Class B share has no distribution or liquidation rights. The Class B share has voting rights on a pari passu basis with the Class A shares. The Class B share represented 60.8% and 63.4% of the total voting power of the Company’s shares entitled to vote as of June 30, 2016 and 2015, respectively.
The following table summarizes the anti-dilutive securities for the three and six months ended June 30, 2016 and 2015, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average vested RSUs	1,333,695	11,697,803	2,238,242	13,176,817
Weighted average unvested RSUs	6,085,951	4,775,175	6,148,916	4,835,175
Weighted average unexercised options	222,920	229,934	222,920	230,590
Weighted average AOG Units outstanding	216,065,719	221,387,378	216,117,787	221,963,228
Weighted average unvested restricted shares	90,130	106,951	94,633	78,790

11. EQUITY-BASED COMPENSATION
RSUs
The Company grants RSUs under the Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Equity Plan”). These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP. The fair value of all grants after March 29, 2011 is based on the grant date fair value, which considers the public share price of the Company. For Plan Grants, the grant date fair value is based on the grant date public share price of the Company’s Class A shares discounted primarily for transfer restrictions and lack of distributions until vested. For Bonus Grants, the grant date fair value is based on the grant date public share price of the Company’s Class A shares discounted primarily for transfer restrictions and in certain cases timing of distributions. The following table summarizes the weighted average discounts for Plan Grants and Bonus Grants for the three and three and six months ended June 30, 2016 and 2015.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Plan Grants:
Discount for the lack of distributions until vested(1)	16.0%	26.4%	16.0%	26.7%
Marketability discount for transfer restrictions(2)	6.1%	4.4%	6.1%	4.4%
Bonus Grants:
Marketability discount for transfer restrictions(2)	3.5%	2.2%	3.5%	2.2%

(1)	Based on the present value of a growing annuity calculation.

(2)	Based on the Finnerty Model calculation.
The estimated total fair value of the grants is charged to compensation expense on a straight-line basis over the vesting period, which for Plan Grants is generally up to six years, with the first installment vesting one year after grant and quarterly vesting thereafter, and for Bonus Grants is generally annual vesting over three years. The fair value of grants made during the six

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

months ended June 30, 2016 and 2015 was $2.0 million and $8.4 million, respectively. The actual forfeiture rate was 3.6% and 0.4% for the three months ended June 30, 2016 and 2015, respectively, and 4.3% and 0.5% for the six months ended June 30, 2016 and 2015, respectively. Compensation expense recognized was $17.7 million and $16.2 million for the three months ended June 30, 2016 and 2015, respectively and $35.8 million and $33.5 million for the six months ended June 30, 2016 and 2015, respectively.
The following table summarizes RSU activity for the six months ended June 30, 2016:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2016	11,040,143	$16.40	6,294,053	17,334,196	(1)
Granted	118,107	16.58	—	118,107
Forfeited	(477,275)	14.90	—	(477,275)
Delivered	—	16.78	(5,901,511)	(5,901,511)
Vested	(947,864)	16.60	947,864	—
Balance at June 30, 2016	9,733,111	$16.46	1,340,406	11,073,517	(1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.
Units Expected to Vest—As of June 30, 2016, approximately 9,300,000 RSUs were expected to vest over the next 2.8 years.
Delivery of Class A Shares - RSUs
During the six months ended June 30, 2016 and 2015, the Company delivered Class A shares in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of Class A shares delivered to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of Class A shares delivered to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment. This adjustment for the six months ended June 30, 2016 and 2015 was $29.6 million and $25.5 million, respectively.
The delivery of Class A shares in settlement of vested RSUs and exercised share options does not cause a transfer of amounts in the condensed consolidated statements of changes in shareholders’ equity to the Class A shareholders. The delivery of Class A shares in settlement of vested RSUs causes the income allocated to the Non-Controlling Interests to shift to the Class A shareholders from the date of delivery forward. The table below summarizes the delivery of Class A shares in settlement of vested RSUs and exercised share options for the six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Class A shares delivered or issued	534,272	2,234,730	3,810,973	6,876,568
Gross value of shares(1)	$16,542	$73,751	$82,801	$184,462

(1)	Based on the closing price of a Class A share at the time of delivery.
Share Repurchase Program
In February 2016, Apollo adopted a program to repurchase up to $250 million in the aggregate of its Class A shares, including up to $150 million in the aggregate of its outstanding Class A shares through a share repurchase program and up to $100 million through net share settlement of equity-based awards granted under the 2007 Equity Plan. During the six months ended June 30, 2016, the Company repurchased and canceled 1.0 million Class A shares for $12.9 million and, in connection with net share settlements, reduced Class A shares to be issued to employees under the 2007 Equity Plan by 2.1 million Class A shares resulting in a payment by the Company of $29.6 million to satisfy the applicable withholding obligation.
Restricted Share Awards—Athene Holding

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
For the three months ended June 30, 2016 and 2015, $12.4 million and $4.5 million of equity-based compensation expense was recognized in the condensed consolidated statements of operations, respectively, related to AHL Awards granted to employees of Athene Asset Management. For the six months ended June 30, 2016 and 2015, $5.3 million and $6.3 million of equity-based compensation expense was recognized in the condensed consolidated statements of operations, respectively, related to AHL Awards granted to employees of Athene Asset Management.
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
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the six months ended June 30, 2016:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs and Share Options	$37,628	—%	$—	$37,628
AHL Awards	5,348	54.0	2,888	2,460
Other equity-based compensation awards	5,064	54.0	2,735	2,329
Total equity-based compensation	$48,040		5,623	42,417
Less other equity-based compensation awards (2)			(5,623)	(5,710)
Capital increase related to equity-based compensation			$—	$36,707

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the six months ended June 30, 2015:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs and Share Options	$33,445	—%	$—	$33,445
AHL Awards	6,261	56.2	3,519	2,742
Other equity-based compensation awards	2,676	56.2	1,504	1,172
Total equity-based compensation	$42,382		5,023	37,359
Less other equity-based compensation awards(2)			(5,023)	(3,766)
Capital increase related to equity-based compensation			$—	$33,593

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.

12. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED ENTITIES
The Company typically facilitates the initial payment of certain operating costs incurred by the funds that it manages as well as their affiliates. These costs are normally reimbursed by such funds and are included in due from affiliates.
Due from affiliates and due to affiliates are comprised of the following:

	As of June 30, 2016	As of December 31, 2015
Due from Affiliates:
Due from private equity funds	$23,704	$21,532
Due from portfolio companies	45,209	36,424
Due from credit funds	137,130	124,660
Due from Contributing Partners, employees and former employees	67,409	42,491
Due from real estate funds	19,110	22,728
Total Due from Affiliates	$292,562	$247,835
Due to Affiliates:
Due to Managing Partners and Contributing Partners in connection with the tax receivable agreement	$507,168	$506,162
Due to private equity funds	51,289	16,293
Due to credit funds	66,351	57,981
Due to real estate funds	267	580
Distributions payable to employees	4,065	13,520
Total Due to Affiliates	$629,140	$594,536
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
As a result of the exchanges of AOG Units for Class A shares during the three and six months ended June 30, 2016 and 2015, a $1.0 million and an $11.5 million liability was recorded, respectively, to estimate the amount of the future expected payments to be made by APO Corp. to the Managing Partners and Contributing Partners pursuant to the tax receivable agreement.
In April, 2015, Apollo made cash payments pursuant to the tax receivable agreement resulting from the realized tax benefit for each preceding tax year. Included in the payments was interest paid to the Managing Partners and Contributing Partners. There were no such cash payments made in 2016. The table below presents the cash payments made during 2015.

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
Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, the table below presents information regarding the quarterly distributions which were made at the sole discretion of the manager of the Company during 2015 and 2016 (in millions, except per share data):

Distribution Declaration Date	Distribution per Class A Share	Distribution Payment Date	Distribution to Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 5, 2015	$0.86	February 27, 2015	$144.4	$191.3		$335.7	$15.3
April 11, 2015	—	April 11, 2015	—	22.4	(1)	22.4	—
May 7, 2015	0.33	May 29, 2015	56.8	72.8		129.6	4.9
July 29, 2015	0.42	August 31, 2015	74.8	91.2		166.0	5.1
October 28, 2015	0.35	November 30, 2015	63.4	75.7		139.1	3.1
For the year ended December 31, 2015	$1.96		$339.4	$453.4		$792.8	$28.4
February 3, 2016	$0.28	February 29, 2016	$51.4	$60.5		$111.9	$2.1
May 6, 2016	0.25	May 31, 2016	46.0	54.0		100.0	1.8
For the six months ended June 30, 2016	$0.53		$97.4	$114.5		$211.9	$3.9

(1)	On April 11, 2015, the Company made a $0.10 distribution per AOG Unit to the Non-Controlling Interest holders in the Apollo Operating Group.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Due from Contributing Partners, Employees and Former Employees
As of June 30, 2016 and December 31, 2015, due from Contributing Partners, Employees and Former Employees includes various amounts due to the Company including employee loans and return of profit sharing distributions. As of June 30, 2016 and December 31, 2015, the balance included interest-bearing employee loans receivable of $26 million and $25.0 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.
The Company recorded a receivable from the Contributing Partners and certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of June 30, 2016 with respect to Fund VI, Fund VII, ACLF, Fund V, ANRP I and a performance-based incentive plan of $12.5 million, $11.8 million, $6.2 million, $5.1 million, $1.3 million and $1.8 million, respectively. The $11.8 million clawback of profit sharing with respect to Fund VII was recorded during the six months ended June 30, 2016, of which $11.0 million pertained to periods prior to December 31, 2015. The receivable with respect to ACLF, Fund V, ANRP I and a performance-based incentive plan was $6.9 million, $4.9 million, $1.3 million and $1.6 million, respectively, as of December 31, 2015.
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
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions, the Company will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. The Company recorded an indemnification liability of $4.7 million and $4.6 million, respectively, as of June 30, 2016 and December 31, 2015.
Due to Private Equity Funds
Based upon a hypothetical liquidation of Fund VI, Fund V and ANRP I as of June 30, 2016, the Company has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to these funds. As such, there was a general partner obligation to return previously distributed carried interest income with respect to Fund VI, Fund V and ANRP I of $36.9 million, $11.2 million and $3.4 million accrued as of June 30, 2016, respectively. As of December 31, 2015, the Company accrued a general partner obligation to return previously distributed carried interest income with respect to Fund V and ANRP I of $10.8 million and $3.4 million, respectively. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement of the fund.
Due to Credit Funds
Based upon a hypothetical liquidation of certain of our credit funds, as of June 30, 2016 and December 31, 2015, the Company has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to these funds. As such, there was a general partner obligation to return previously distributed carried interest income with respect to ACLF, APC and certain SIAs within the credit segment of $22.9 million, $2.1 million and $36.4 million accrued as of June 30, 2016, respectively. As of December 31, 2015, the Company accrued a general partner obligation to return previously distributed carried interest income with respect to ACLF, COF II, APC and certain SIAs within the credit segment of $25.6 million, $0.4 million, $2.1 million and $29.7 million accrued, respectively. The actual determination and any required payment of a general

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund.
Athene
Athene Holding is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed indexed annuities.
The Company, through its consolidated subsidiary, Athene Asset Management, provides asset management services to Athene, including asset allocation services, direct asset management services, risk management, asset and liability matching management, mergers and acquisitions, asset diligence hedging and other asset management services, and receives a gross management fee of 0.40% per annum on all assets under management in accounts owned by or related to Athene (the “Athene Accounts”) with certain limited exceptions. Another subsidiary of the Company, AAME provides investment advisory services to Athene and receives a gross fee of 0.10% per annum on the assets with respect to which it advises.
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
Apollo, as general partner of AAA Investments, is generally entitled to a carried interest that allocates to it 20% of the realized returns (net of related expenses, including borrowing costs) on the investments of AAA Investments, except that Apollo is not entitled to receive any carried interest with respect to the shares of Athene Holding that were acquired (and not in satisfaction of prior commitments to buy such shares) by AAA Investments in the contribution of certain assets by AAA to Athene in October 2012. Carried interest receivable from AAA Investments will be paid in common shares of Athene Holding (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the Exchange Act) or paid in cash if AAA sells the shares of Athene Holding. For the three and six months ended June 30, 2016, the Company recorded carried interest income, taking into account the related profit sharing expense, of $30.0 million and $10.9 million, respectively, from AAA Investments, which is recorded in the condensed consolidated statements of operations. For the three and six months ended June 30, 2015, the Company recorded carried interest income less the related profit sharing expense of $3.6 million from AAA Investments, which is recorded in the condensed consolidated statements of operations. As of June 30, 2016 and December 31, 2015, the Company had a $202.4 million and $185.5 million carried interest receivable, respectively, related to AAA Investments. As of June 30, 2016 and December 31, 2015, the Company had a related profit sharing payable of $68.8 million and $62.8 million, respectively, recorded in profit sharing payable in the condensed consolidated statements of financial condition.
For the three and six months ended June 30, 2016, Apollo earned revenues in the aggregate totaling $238.7 million and $210.9 million, respectively, consisting of management fees, sub-advisory and monitoring fees and carried interest income from Athene after considering the related profit sharing expense and changes in the market value of the Athene Holding shares owned directly by Apollo, which is recorded in the condensed consolidated statements of operations. For the three and six months

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

ended June 30, 2015, Apollo earned revenues in the aggregate totaling $112.1 million and $206.5 million, respectively, consisting of management fees, sub-advisory and monitoring fees and carried interest income from Athene after considering the related profit sharing expense and changes in the market value of the Athene Holding shares owned directly by Apollo, which is recorded in the condensed consolidated statements of operations. These amounts exclude the deferred revenue recognized as management fees associated with the vesting of AHL Awards granted to employees of Athene Asset Management as further described in note 11.
The Company had an approximate 9.1% economic ownership interest in Athene Holding as of June 30, 2016, which comprises Apollo’s direct 8.0% economic ownership interest in Athene Holding plus an additional 1.1% economic ownership interest, which is calculated as the sum of the Company’s approximate 2.3% economic ownership interest in AAA and the Company’s approximate 0.06% economic ownership interest in AAA Investments, multiplied by AAA Investments’ approximate 46.3% economic ownership interest in Athene, calculated without giving effect to restricted common shares issued under Athene’s management equity plan as of June 30, 2016.
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
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at June 30, 2016. From time to time, this entity is involved in transactions with affiliates of Apollo, including portfolio companies of the funds Apollo manages, whereby AGS earns underwriting and transaction fees for its services.
Interests in Consolidated Entities
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Interest in management companies and a co-investment vehicle(1)	$(2,462)	$(3,724)	$(4,544)	$(6,606)
Other consolidated entities	384	187	431	(1,896)
Net income attributable to Non-Controlling Interests in consolidated entities	(2,078)	(3,537)	(4,113)	(8,502)
Net income attributable to Appropriated Partners’ Capital(2)	—	(4,960)	—	(2,555)
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	(239,633)	(83,149)	(195,865)	(131,160)
Net Income attributable to Non-Controlling Interests	$(241,711)	$(91,646)	$(199,978)	$(142,217)
Net income attributable to Appropriated Partners’ Capital(3)	—	4,960	—	2,555
Other comprehensive (income) loss attributable to Non-Controlling Interests	1,717	(1,832)	(917)	5,750
Comprehensive (Income) Loss Attributable to Non-Controlling Interests	$(239,994)	$(88,518)	$(200,895)	$(133,912)

(1)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of our credit funds.

(2)	Reflects net income of the consolidated CLOs classified as VIEs.

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

13. COMMITMENTS AND CONTINGENCIES
Investment Commitments—As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of June 30, 2016 and December 31, 2015 of $558.8 million and $566.3 million, respectively.
Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made by AAA to Apollo’s affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments. In addition, on April 30, 2015, Apollo entered into a revolving credit agreement with AAA Investments (“AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR plus 1.5%. The Company receives an annual commitment fee of 0.125% on the unused portion of the loan. As of June 30, 2016, no advance on the AAA Investments Credit Agreement had been made by the Company.
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of June 30, 2016, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.
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

On June 18, 2014, BOKF N.A. (the “First Lien Trustee”), the successor indenture trustee under the indenture governing the First Lien Notes issued by Momentive Performance Materials, Inc. (“Momentive”), commenced a lawsuit in the Supreme Court for the State of New York, New York County against AGM and members of an ad hoc group of Second Lien Noteholders (including, but not limited to, Euro VI (BC) S.a.r.l.). The First Lien Trustee amended its complaint on July 2, 2014 (the “First Lien Intercreditor Action”). In the First Lien Intercreditor Action, the First Lien Trustee seeks, among other things, a declaration that the defendants violated an intercreditor agreement entered into between holders of the First Lien Notes and holders of the second lien notes. On July 16, 2014, the successor indenture trustee under the indenture governing the 1.5 Lien Notes (the “1.5 Lien Trustee,” and, together with the First Lien Trustee, the “Indenture Trustees”) filed an action in the Supreme Court of the State of New York, New York County that is substantially similar to the First Lien Intercreditor Action (the “1.5 Lien Intercreditor Action,” and, together with the First Lien Intercreditor Action, the “Intercreditor Actions”). AGM subsequently removed the Intercreditor Actions to federal district court, and the Intercreditor Actions were automatically referred to the Bankruptcy Court adjudicating the Momentive chapter 11 bankruptcy cases. The Indenture Trustees then filed motions with the Bankruptcy Court to remand the Intercreditor Actions back to the state court (the “Remand Motions”). On September 9, 2014, the Bankruptcy Court denied the Remand Motions. On August 15, 2014, the defendants in the Intercreditor Actions (including AGM) filed a motion to dismiss the 1.5 Lien Intercreditor Action and a motion for judgment on the pleadings in the First Lien Intercreditor Action (the “Dismissal Motions”). On September 30, 2014, the Bankruptcy Court granted the Dismissal Motions. In its order granting the Dismissal Motions, the Bankruptcy Court gave the Indenture Trustees until mid-November 2014 to move to amend some, but not all, of the claims alleged in their respective complaints. On November 14, 2014, the Indenture Trustees moved to amend their respective complaints pursuant to the Bankruptcy Court’s order (the “Motions to Amend”). On January 9, 2015, the defendants filed their oppositions to the Motions to Amend. On January 16, 2015, the Bankruptcy Court denied the Motions to Amend (the “Dismissal Order”), but gave the Indenture Trustees until March 2, 2015 to seek to amend their respective complaints. On March 2, 2015, the First Lien Trustee filed a motion seeking to amend its complaint. On April 10, 2015, the defendants, including AGM and Euro VI (BC) S.a.r.l., filed an opposition to the First Lien Trustee’s motion to amend. Instead of moving again to amend its complaint, the 1.5 Lien Trustee chose to appeal the Dismissal Order (the “1.5 Lien Appeal”). On March 30, 2015, the 1.5 Lien Trustee filed its Statement of Issues and Designation of Record on Appeal. On March 31, 2015, because the legal issues presented in the 1.5 Lien Appeal are substantially similar to those presented in the First Lien Intercreditor Action, the parties in the 1.5 Lien Appeal submitted a joint stipulation and proposed order to the District Court staying the briefing schedule on the 1.5 Lien Appeal pending the outcome of the First Lien Trustee’s most recent motion to amend. On April 13, 2015, the Defendants filed their Counter-Designation of the Record on Appeal in the 1.5 Lien Appeal. On May 8, 2015, the Bankruptcy Court denied the motion to amend filed on March 2, 2015 by the First Lien Trustee. On May 27, 2015, the First Lien Trustee filed a notice of appeal from the orders of the Bankruptcy Court dismissing the First Lien Intercreditor Action and denying the First Lien Trustee’s motions to amend (the “First Lien Appeal”). On June 2, 2015, the First Lien Trustee filed its Statement of Issues and Designation of Record on Appeal. On June 24, 2015, the defendants filed their Counter-Designation of the Record on Appeal in the First Lien Appeal. On July 31, 2015, the 1.5 Lien Trustee sent a letter to the federal district court hearing the 1.5 Lien Appeal asking the court to consolidate the 1.5 Lien Appeal with the First Lien Appeal which had been assigned to a different judge (the “Consolidation Request”). On April 8, 2016, the court granted the Consolidation Request. On May 20, 2016, the Indenture Trustees filed their opening appellate brief. The Appellees filed their response brief on July 14, 2016, and the Indenture Trustees filed their reply brief on August 5, 2016. The court has not yet set a date for oral argument. Apollo is unable at this time to assess a potential risk of loss. In addition, Apollo does not believe that AGM is a proper defendant in these actions.

On June 13, 2014, plaintiffs Stark Master Fund Ltd and Stark Global Opportunities Master Fund Ltd filed a lawsuit in the United States District Court for the Eastern District of Wisconsin against AGM and Apollo Management Holdings, (the “Apollo Defendants”), as well as Credit Suisse Securities (USA) LLC and Deutsche Bank Securities (USA) LLC (the “Bank Defendants”). The complaint alleges that the Apollo Defendants and the other defendants entered into an undisclosed and improper agreement concerning the financing of a potential acquisition of Hexion Specialty Chemicals Inc., and on this basis alleges a variety of common law misrepresentation claims, both intentional and negligent. The Apollo Defendants and Bank Defendants filed motions to dismiss the complaint on October 15, 2014. Rather than respond to the motions, plaintiffs filed an Amended Complaint on November 5, 2014. The Apollo Defendants and Bank Defendants filed motions to dismiss the Amended Complaint on December 23, 2014. Plaintiffs filed a motion for leave to conduct jurisdictional discovery on February 2, 2015. On April 9, 2015, the Court issued an order granting plaintiffs’ motion for leave to conduct limited jurisdictional discovery. Pursuant to the parties’ stipulation approved by the Court, Plaintiffs must file their opposition to Defendants’ motion to dismiss the Amended Complaint on or before

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

30 days following the close of jurisdictional discovery. On June 30, 2016, plaintiffs filed their opposition to the Bank Defendants’ motion to dismiss and voluntarily dismissed this action as to the Apollo Defendants.

There are several pending actions concerning transactions related to Caesars Entertainment Operating Company, Inc. (“CEOC”) and certain of its subsidiaries.  Apollo is not a defendant in these matters.

•
In re: Caesars Entertainment Operating Company, Inc. bankruptcy proceedings, No. 15-10047 (Del. Bankr.) (the “Delaware Bankruptcy Action”) and No. 15-01145 (N.D. Ill. Bankr.) (the “Illinois Bankruptcy Action”). On January 12, 2015, three holders of CEOC second lien notes filed an involuntary bankruptcy petition against CEOC in the United States Bankruptcy Court for the District of Delaware. On January 15, 2015, CEOC and certain of its affiliates (collectively the “Debtors”) filed for Chapter 11 bankruptcy in the Northern District of Illinois. On February 2, 2015, the court in the Delaware Bankruptcy Action ordered that all bankruptcy proceedings relating to the Debtors should take place in the Illinois Bankruptcy Action. On March 11, 2015, the Debtors filed an adversary complaint in the Illinois Bankruptcy Action to stay, pending resolution of the bankruptcy, the WSFS, Trilogy, Danner, and BOKF Actions described and defined below. On June 3-4, 2015, the court held an evidentiary hearing on the Debtors’ stay request. On July 22, 2015, the court denied the Debtors’ stay request (the “Stay Denial”). On October 8, 2015, the United States District Court for the Northern District of Illinois (No. 15-06504 (N.D. Ill.)) affirmed the Stay Denial, and the Debtors filed an appeal to the United States Court of Appeals for the Seventh Circuit (No. 15-3259 (7th Cir.)). On December 23, 2015, the Seventh Circuit vacated the lower court opinions denying the injunction and remanded the dispute to the Bankruptcy Court for further proceedings. On January 11, 2016, the CEOC noteholders submitted a petition for rehearing before the Seventh Circuit en banc. The Seventh Circuit denied the petition, and on February 26, 2016, the Bankruptcy Court granted the stay request as to the BOKF Action through May 9, 2016.  The Debtors did not request an extension of the May 9, 2016 expiration, but left open the possibility of seeking further relief with respect to the injunction if ongoing mediation efforts were unsuccessful. On June 2, 2016, the Debtors filed an application with the Bankruptcy Court seeking a renewal of the injunction staying various actions against Caesars Entertainment Corporation (“Caesars Entertainment”). From June 8 through June 13, 2016, the Bankruptcy Court held a hearing regarding the Debtors’ request for a temporary restraining order and preliminary injunction pursuant to Section 105(a) of the Bankruptcy Code enjoining the plaintiffs in the WSFS, Trilogy, Danner, and BOKF Actions from prosecuting actions against Caesars Entertainment. On June 15, 2016, the Bankruptcy Court entered an order staying those actions until August 29, 2016. On August 8, 2016, the Debtors filed a motion to extend the Section 105 injunction until the first “omnibus” hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the Debtors’ plan of reorganization. This motion should be heard on August 23, 2016. Separately, the Bankruptcy Court held an evidentiary hearing to determine whether the Debtors’ petition date was January 12, 2015 or January 15, 2015. Certain of the Debtors’ creditors have indicated in filings with the Bankruptcy Court that an investigation into certain acts and transactions that predated the Debtors’ bankruptcy filing could lead to claims against a number of parties, including Apollo. To date, no such claims have been brought against Apollo. On May 13, 2016, the Official Committee of Second Priority Noteholders (the “Second Lien Noteholders Committee”) filed a motion seeking an Order granting it standing to commence, prosecute and settle claims on behalf of the Debtors’ estates (the “Standing Motion”). The proposed complaint filed with the Standing Motion names Apollo and many others as defendants. The Debtors, however, have indicated that they will file a complaint in the near future so as to, inter alia, prevent various statutes of limitations and repose from running, and will file a motion to put off the Second Lien Noteholders Committee’s motion until after the confirmation hearing presently scheduled for January 2017. Various parties, including Apollo, are currently engaged in discovery in connection with the Standing Motion. On July 26, 2016, the Second Lien Noteholders Committee filed a motion to compel Apollo principals to appear for depositions in connection with the Standing Motion and to impose sanctions on Apollo and David Sambur. Apollo opposed the Second Lien Noteholders Committee’s motion, and on August 1, 2016, the Bankruptcy Court ruled that the Second Lien Noteholders Committee had filed their motion in the improper jurisdiction and denied the motion without prejudice. If the Standing Motion is granted or any action is commenced against Apollo, Apollo will vigorously contest it. Separately, on June 22, 2016, the Bankruptcy Court held a hearing regarding the Debtors’ disclosure statement, and, on June 28, 2016, the Bankruptcy Court entered an order approving the disclosure statement. A hearing on whether to confirm the plan proposed by the Debtors and supported by certain other stakeholders is scheduled to begin on January 17, 2017. Various parties, including Apollo, are currently engaged in discovery in connection with the plan confirmation process. The proposed plan, if confirmed by the Bankruptcy Court,

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

would provide several parties, including, among others, AGM and certain associated entities and individuals (collectively, the "Apollo Released Parties") with a release of certain claims that the Debtors and third parties have or may have against the Apollo Released Parties.

•
Wilmington Savings Fund Society, FSB v. Caesars Entertainment Corp. et al., No. 10004-CVG (Del. Ch.) (the “WSFS Action”).  On August 4, 2014, Wilmington Savings Fund Society, FSB (“WSFS”), as trustee for certain CEOC second-lien notes, sued Caesars Entertainment, CEOC, other Caesars Entertainment-affiliated entities, and certain of Caesars Entertainment’s directors, including Marc Rowan, Eric Press, David Sambur (each an Apollo Partner) and Jeff Benjamin (a consultant to Apollo), in Delaware’s Court of Chancery.  WSFS (i) asserts claims (against some or all of the defendants) for fraudulent conveyance, breach of fiduciary duty, breach of contract, corporate waste, and aiding and abetting related to certain transactions among CEOC and other Caesars Entertainment affiliates, and (ii) requests (among other things) that the court unwind the challenged transactions and award damages. WSFS served a subpoena for documents on Apollo on September 11, 2014, but Apollo’s response was stayed during the pendency of motions to dismiss under a September 23, 2014 stipulated order. On March 18, 2015, the Court denied Defendants’ motion to dismiss. Apollo served responses and objections to WSFS’ subpoena on March 25, 2015. Caesars Entertainment answered the complaint on April 1, 2015. During the pendency of CEOC’s bankruptcy proceedings, the WSFS Action has been automatically stayed with respect to CEOC. WSFS additionally advised the Bankruptcy Court that, during CEOC’s bankruptcy proceedings, WSFS would only pursue claims in the WSFS Action relating to whether Caesars Entertainment remains liable on a guarantee of certain of CEOC’s second priority notes. On July 17, 2015, WSFS served supplemental subpoenas to several entities affiliated with Apollo. Apollo has substantially completed its production of non-privileged documents responsive to those subpoenas.  On March 11, 2016, WSFS filed a motion for partial summary judgment (the “Summary Judgment Motion”) on its breach of contract claim against CEC.  On April 25, 2016, CEC filed a joint Cross-Motion for Partial Summary Judgment and answering brief in opposition to WSFS’ Summary Judgment Motion (the “Cross-Motion”). WSFS filed its joint reply and opposition to CEC’s Cross-Motion on May 25, 2016, and CEC filed a reply to WSFS’ opposition on June 9, 2016. On June 15, 2016, the Bankruptcy Court issued a temporary restraining order and preliminary injunction pursuant to Section 105(a) of the Bankruptcy Code enjoining the plaintiffs in the WSFS Action from prosecuting actions against Caesars Entertainment until August 29, 2016. The Court scheduled oral argument on the Summary Judgment Motion and Cross-Motion for September 13, 2016.

•
Trilogy Portfolio Company, L.L.C., et al. v. Caesars Entertainment Corp., et al., No. 14-cv-7091 (S.D.N.Y.) (the “Trilogy Action”).  On September 3, 2014, institutional investors allegedly holding approximately $137 million in CEOC unsecured senior notes sued CEOC and Caesars Entertainment for breach of contract and the implied covenant of good faith, Trust Indenture Act (“TIA”) violations, and a declaratory judgment challenging the August 2014 private financing transaction in which a portion of outstanding senior unsecured notes were purchased by Caesars Entertainment, and a majority of the noteholders agreed to amend the indenture to terminate Caesars Entertainment’s guarantee of the notes and modify certain restrictions on CEOC’s ability to sell assets. Caesars Entertainment and CEOC filed a motion to dismiss on November 12, 2014. On January 15, 2015, the court granted the motion with respect to a TIA claim by Trilogy but otherwise denied the motion. On January 30, 2015, plaintiffs filed an amended complaint seeking relief against Caesars Entertainment only, and Caesars Entertainment answered on February 12, 2015. On October 2, 2014, a related putative class action complaint was filed on behalf of the holders of these notes captioned Danner v. Caesars Entertainment Corp., et al., No. 14-cv-7973 (S.D.N.Y.) (the “Danner Action”), against Caesars Entertainment alleging claims similar to those in the Trilogy Action. On February 19, 2015, plaintiffs filed an amended complaint, and Caesars Entertainment answered the amended complaint on February 25, 2015. In March 2015, each of Trilogy and Danner served subpoenas for documents on Apollo. Apollo produced responsive, non-privileged documents in response to those subpoenas. In July 2015, Trilogy and Danner served subpoenas for depositions on Apollo and those depositions were completed on September 22, 2015. On October 23, 2015, Trilogy and Danner filed motions for partial summary judgment, related to TIA and breach of contract claims. On December 29, 2015, the court denied the motions for partial summary judgment. The parties are currently engaged in expert discovery. On March 23, 2016, the judge presiding over the Trilogy and Danner Actions announced that she was retiring from the bench effective April 28, 2016.  A new judge was assigned to preside over the Trilogy and Danner Actions (in addition to the BOKF, UMB SDNY, and Wilmington Trust Actions, defined below). On April 6, 2016, the parties agreed to a renewed summary judgment schedule for the Trilogy Danner, BOKF, UMB SDNY (as defined below) and

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Wilmington Trust Actions. The moving parties submitted their briefs on May 10, 2016.  Opposition briefs were filed on May 31, 2016. Reply briefs were filed on June 14, 2016. On June 15, 2016, the Bankruptcy Court issued a temporary restraining order and preliminary injunction pursuant to Section 105(a) of the Bankruptcy Code, enjoining the plaintiffs in the Trilogy and Danner Actions from prosecuting actions against Caesars Entertainment until August 29, 2016.

•
UMB Bank v. Caesars Entertainment Corporation, et al., No. 10393 (Del. Ch.) (the “UMB Action”). On November 25, 2014, UMB Bank, as trustee for certain CEOC notes, sued Caesars Entertainment, CEOC, other Caesars Entertainment-affiliated entities, and certain of Caesars Entertainment’s directors, including Marc Rowan, Eric Press, David Sambur (each an Apollo Partner) and Jeffrey Benjamin (an Apollo consultant), in Delaware Chancery Court. The UMB Action alleges claims for actual and constructive fraudulent conveyance and transfer, insider preferences, illegal dividends, breach of contract, intentional interference with contractual relations, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment. The UMB Action seeks appointment of a receiver for CEOC, a constructive trust, and other relief. The UMB Action has been assigned to the same judge overseeing the WSFS Action. Upon filing the complaint, UMB Bank moved to expedite its claim seeking a receiver, on which the court held oral argument on December 17, 2014. On January 15, 2015, the court entered a stipulated order staying the UMB Action as to all parties due to CEOC’s bankruptcy filing.  On March 21, 2016, the parties filed a joint status report and a stipulation and proposed order governing the stay of the UMB Action. On April 7, 2016, the court entered the stipulation, staying the UMB Action until the earlier of (i) the termination of the Fifth Amended & Restated Restructuring Support and Forbearance Agreement dated as of October 7, 2015 (the “Fifth Amended Bond RSA”) or (ii) the “Effective Date,” as that term is defined in the Fifth Amended Bond RSA. On June 6, 2016, the parties to the UMB Action filed a status letter advising the court of developments in the Illinois Bankruptcy Actions and indicating that the parties believe that the stay under the terms of the April 7, 2016 stipulation should remain effective.

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

•
BOKF, N.A. v. Caesars Entertainment Corporation, No. 15-156 (S.D.N.Y) (the “BOKF Action”). On March 3, 2015, BOKF, N.A., as trustee for certain CEOC notes, sued Caesars Entertainment in the Southern District of New York. The lawsuit alleges claims for breach of contract, intentional interference with contractual relations and a declaratory judgment, and seeks to enforce Caesars Entertainment’s guarantee of certain CEOC notes. The BOKF Action has been assigned to the same judge as the Trilogy and Danner Actions. On March 25, 2015, Caesars Entertainment filed an answer to the complaint. On May 19, 2015, BOKF sent the court a letter requesting permission to file a partial summary judgment motion on Counts II and V of its complaint, related to the validity and enforceability of Caesars Entertainment’s guarantee of certain notes issued by CEOC and alleged violations of the Trust Indenture Act, 15 U.S.C. §§ 76aaa, et seq. The Trilogy and Danner plaintiffs did not join BOKF’s request to file for partial summary judgment. On May 28, 2015, the court granted BOKF permission to move for partial summary judgment. On June 15, 2015, another related complaint captioned UMB Bank, N.A. v. Caesars Entertainment Corp., et al., No. 15-cv-4634 (S.D.N.Y.) (the “UMB SDNY Action”) was filed by UMB Bank, N.A., solely in its capacity as Indenture Trustee of certain first lien notes (“UMB”), against Caesars Entertainment alleging claims similar to those alleged in the BOKF, Trilogy and Danner Actions. On June 16, 2015, UMB sent a letter to the court requesting permission to file a partial summary judgment motion on the same schedule with BOKF. On June 26, 2015, BOKF and UMB filed partial summary judgment motions (the “Partial Summary Judgment Motions”). On July 24, 2015, Caesars Entertainment filed its opposition to the Partial Summary Judgment Motions, and on August 7, 2015, BOKF and UMB filed reply briefs in further support of the Partial Summary Judgment Motions. On August 27, 2015, the Court denied the Partial Summary Judgment Motions and certified its opinion for an interlocutory appeal to the United States Court of Appeals for the Second

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Circuit. On December 22, 2015, the Second Circuit declined to hear the interlocutory appeal. Separately, on November 20, 2015, BOKF and UMB filed a second set of motions for partial summary judgment, on the issue of the disputed contract interpretation related to indenture release provisions. On January 5, 2016 the District Court denied these motions. At a hearing on February 22, 2016, the Court bifurcated the trial in the BOKF and UMB SDNY Actions and scheduled the trial on the breach of contract and TIA claims to begin on March 14, 2016. The Court ordered a separate trial on the claims for breach of the covenant of good faith and fair dealing and tortious interference with contract to begin at a later date to be determined. On February 26, 2016, the Bankruptcy Court granted the stay request as to the BOKF Action until May 9, 2016, resulting in a stay of the trial on the breach of contract and TIA claims in the BOKF and UMB SDNY Actions. On February 24, 2016, Caesars Entertainment filed a motion for partial summary judgment to dispose of the claims for (1) breach of the implied covenant of good faith and fair dealing brought by BOKF and UMB, and (2) intentional interference with contractual relations brought by BOKF. As noted above, the court presiding over the BOKF, UMB SDNY and Wilmington Trust Actions is proceeding on the same schedule as the Trilogy and Danner Actions. The moving parties submitted their briefs on May 10, 2016.  Opposition briefs were filed on May 31, 2016. Reply briefs were filed on June 14, 2016. On June 15, 2016, the Bankruptcy Court issued a temporary restraining order and preliminary injunction pursuant to Section 105(a) of the Bankruptcy Code, enjoining the plaintiffs in the BOKF Action from prosecuting actions against Caesars Entertainment until August 29, 2016.

•
Wilmington Trust, National Association v. Caesars Entertainment Corporation, No. 15-cv-08280 (S.D.N.Y.) (the “Wilmington Trust Action”). On October 20, 2015, Wilmington Trust, N.A., solely in its capacity as Indenture Trustee for the 10.75% Notes due 2016 (“Wilmington Trust”), sued Caesars Entertainment in the Southern District of New York alleging claims similar to those alleged in the BOKF, UMB, Trilogy, and Danner Actions. The Wilmington Trust Action has been referred to the same judge as the other related cases pending in the Southern District of New York.  Should any party to the Wilmington Trust Action wish to seek summary judgment on any issue, that motion for summary judgment will proceed on the same schedule as the Trilogy, Danner, BOKF, and UMB SDNY Actions. Although the temporary restraining order and preliminary injunction issued by the Bankruptcy Court did not apply to the Wilmington Trust Action, on July 6, 2016, Wilmington Trust and Caesars Entertainment filed a stipulation staying the Wilmington Trust Action until August 29, 2016.

Oral argument on the summary judgment motions in the Trilogy, BOKF, Danner, UMB SDNY, and Wilmington Trust Actions is scheduled for August 30, 2016. On August 8, 2016, the Debtors filed a motion requesting that the Bankruptcy Court extend the stay in the WSFS, Trilogy, BOKF and Danner Actions until the first “omnibus” hearing after the Bankruptcy Court issues its decision confirming or denying confirmation of the Debtors’ plan of reorganization.

Apollo believes that the claims in the WSFS Action, the UMB Action, the Trilogy Action, the Danner Action, the Koskie Action, the BOKF Action, the UMB SDNY Action, and the Wilmington Trust Action are without merit. For this reason, and because of pending bankruptcy proceedings involving CEOC and certain of its subsidiaries, no reasonable estimate of possible loss, if any, can be made at this time.

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

Following the January 16, 2014 announcement that CEC Entertainment, Inc. (“CEC”) had entered into a merger agreement with certain entities affiliated with Apollo (the “Merger Agreement”), four putative shareholder class actions were filed in the District Court of Shawnee County, Kansas on behalf of purported stockholders of CEC against, among others, CEC, its directors and Apollo and certain of its affiliates, which include Queso Holdings Inc., Q Merger Sub Inc., Apollo Management VIII, L.P., and AP VIII Queso Holdings, L.P. The first purported class action, which is captioned Hilary Coyne v. Richard M. Frank et al., Case No. 14C57, was filed on January 21, 2014 (the “Coyne Action”). The second purported class action, which was captioned John Solak v. CEC Entertainment, Inc. et al., Civil Action No. 14C55, was filed on January 22, 2014 (the “Solak Action”). The

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Solak Action was dismissed for lack of prosecution on October 14, 2014. The third purported class action, which is captioned Irene Dixon v. CEC Entertainment, Inc. et al., Case No. 14C81, was filed on January 24, 2014 and additionally names as defendants Apollo Management VIII, L.P. and AP VIII Queso Holdings, L.P. (the “Dixon Action”). The fourth purported class action, which is captioned Louisiana Municipal Public Employees’ Retirement System v. Frank, et al., Case No. 14C97, was filed on January 31, 2014 (the “LMPERS Action”) (together with the Coyne and Dixon Actions, the “Shareholder Actions”). A fifth purported class action, which was captioned McCullough v. Frank, et al., Case No. CC-14-00622-B, was filed in the County Court of Dallas County, Texas on February 7, 2014. This action was dismissed for want of prosecution on May 21, 2014. Each of the Shareholder Actions alleges, among other things, that CEC’s directors breached their fiduciary duties to CEC’s stockholders in connection with their consideration and approval of the Merger Agreement, including by agreeing to an inadequate price, agreeing to impermissible deal protection devices, and filing materially deficient disclosures regarding the transaction. Each of the Shareholder Actions further alleges that Apollo and certain of its affiliates aided and abetted those alleged breaches. As filed, the Shareholder Actions seek, among other things, rescission of the various transactions associated with the merger, damages and attorneys’ and experts’ fees and costs. On February 7, 2014 and February 11, 2014, the plaintiffs in the Shareholder Actions pursued a consolidated action for damages after the transaction closed. Thereafter, the Shareholder Actions were consolidated under the caption In re CEC Entertainment, Inc. Stockholder Litigation, Case No. 14C57, and the parties engaged in limited discovery. On July 21, 2015, a consolidated class action complaint was brought by Twin City Pipe Trades Pension Trust in the Shareholder Actions that did not name as defendants Apollo, Queso Holdings Inc., Q Merger Sub Inc., Apollo Management VIII, L.P., or AP VIII Queso Holdings, L.P., continued to assert claims against CEC and its former directors, and added The Goldman Sachs Group Inc. (“Goldman Sachs”) as a defendant. The consolidated complaint alleges, among other things, that CEC’s former directors breached their fiduciary duties to CEC’s stockholders by conducting a deficient sales process, agreeing to impermissible deal protection devices, and filing materially deficient disclosures regarding the transaction. It further alleges that two members of the board who also served as the senior managers of CEC had material conflicts of interest and that Goldman Sachs aided and abetted the board’s breaches as a result of various conflicts of interest facing the bank. The consolidated complaint seeks, among other things, to recover damages, attorneys’ fees and costs. On October 22, 2015, the parties to the consolidated action moved to dismiss the complaint. Although Apollo cannot predict the ultimate outcome of the consolidated action, and therefore no reasonable estimate of possible loss, if any, can be made at this time, Apollo believes that such action is without merit.

On June 12, 2015, a putative class action was commenced in the United States District Court for the Northern District of California (“California Court”) by Rachel Silva (“Silva”) and Don Hudson (“Hudson”), on behalf of themselves and all others similarly situated, against Aviva plc; Athene Annuity and Life Company f/k/a Aviva Life and Annuity Company (“Aviva”); Athene USA Corporation f/k/a Aviva USA Corporation; Athene Holding; Athene Life Re Ltd.; Athene Asset Management; and AGM. The original complaint in this action alleged violations of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. Sections 1962(c) and (d). The plaintiffs alleged that commencing in 2007 and continuing thereafter, Aviva and its then management engaged in a scheme to, among other things, falsely represent the financial strength of and hide the true financial condition of Aviva by, among other things, allegedly ceding risky liabilities to Aviva’s undercapitalized subsidiaries and affiliates, misvaluing assets, and failing to make required disclosures to purchasers of policies, and that after Athene Holding purchased all of the outstanding stock of Aviva’s parent effective October 2, 2013 the scheme was “unwound and rewound” so as to continue, and that as a result thereof some of the purchasers of annuity products issued by Aviva were charged an excessive price and were damaged as a result thereof. All defendants (except Aviva plc) (a) moved to transfer this action to the United States District Court for the Southern District of Iowa (“Iowa Court”) and (b) moved to dismiss this action. Aviva plc separately moved to dismiss the action for lack of jurisdiction over it. The California Court granted the motion to transfer to the Iowa Court and denied without prejudice the motions to dismiss. Plaintiff Hudson moved for leave to amend the complaint, which motion was granted by the Iowa Court. The amended complaint removed Silva as a named plaintiff and removed Aviva plc as a defendant, but otherwise substantively makes the same or similar allegations. The Defendants have moved to dismiss the amended complaint, and that motion is in the briefing stage. If the action is not dismissed, Athene Asset Management and AGM (and the other defendants) will deny the material allegations of the amended complaint and will vigorously defend themselves against these claims. Although neither Athene Asset Management nor AGM can predict the ultimate outcome of this action, each believes that it is without merit, and because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.

On January 26, 2016, Verso Corporation and its subsidiaries (“Verso”), a portfolio company of certain of our private equity funds, filed for bankruptcy protection under Chapter 11 in the United States Bankruptcy Court for the District of Delaware. In connection with the bankruptcy filing, Verso entered into a debtor-in-possession financing package totaling $775 million. On June 23, 2016, the Court confirmed Verso's plan of reorganization. Verso emerged from bankruptcy on July 15, 2016.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

As has been reported in the press, the SEC has focused recently on the disclosure to limited partners of the acceleration of certain special fees. The Company provided information about this topic to the staff of the SEC in connection with the SEC’s periodic examination of the Company in 2013. On July 27, 2015, the Company received an informal request for additional information from the staff of the SEC on this topic and certain ancillary issues. The Company is fully and voluntarily cooperating with the informal requests and is in discussions with the SEC regarding a potential resolution of these matters. As of June 30, 2016 and December 31, 2015, the Company accrued a $52.0 million and $45.0 million legal reserve, respectively, in connection with these matters.

In January 2016, the Company received an informal request for information from the staff of the SEC concerning the use of designated lender counsel with respect to financing buyout transactions, an issue recently covered in the press. The Company is fully cooperating with the SEC’s request for information.

After the announcement of the execution of the Agreement and Plan of Merger among Apollo Commercial Real Estate Finance, Inc., Apollo Residential Mortgage, Inc. and Arrow Merger Sub, Inc. (“Merger Sub”), two putative class action lawsuits challenging the proposed merger, captioned Aivasian v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001532, and Wiener v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001837, were filed in the Circuit Court for Baltimore City.  A putative class and derivative lawsuit was later filed in the same Court, captioned Crago v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-002610.  Following a hearing on May 6, 2016, the Court entered orders among other things, consolidating the three actions under the caption In Re Apollo Residential Mortgage, Inc. Shareholder Litigation, Case No.: 24-C-16-002610.  The plaintiffs have designated the Crago complaint as the operative complaint.  The operative complaint includes both direct and derivative claims, names as defendants AGM, AMTG, the board of directors of AMTG (the “AMTG Board”), ARI, Merger Sub and Athene Holding and alleges, among other things, that the members of the AMTG Board breached their fiduciary duties to AMTG’s stockholders and that the other defendants aided and abetted such fiduciary breaches. The operative complaint further alleges, among other things, that the proposed merger involves inadequate consideration, was the result of an inadequate and conflicted sales process, and includes unreasonable deal protection devices that purportedly preclude competing offers.  It also alleges that the transactions with Athene Holding are unfair and that the registration statement on Form S-4 filed with the SEC on April 6, 2016 contains materially misleading disclosures and omits certain material information. The operative complaint seeks, among other things, certification of the proposed class, declaratory relief, preliminary and permanent injunctive relief, including enjoining or rescinding the merger, unspecified damages, and an award of other unspecified attorneys’ and other fees and costs. On May 6, 2016, counsel for the plaintiffs filed with the Court a stipulation seeking the appointment of interim co-lead counsel, which stipulation was approved by the Court on June 9, 2016. Apollo believes that the claims asserted in the complaints are without merit. For this reason, and because the claims are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.

Following the March 14, 2016 announcement that The Fresh Market, Inc. (“TFM”) had entered into a merger agreement with certain entities affiliated with Apollo (the “TFM Merger Agreement”), five putative shareholder class actions were filed in four courts (one in the Superior Court of Guilford County, North Carolina; two in the United States District Court for the District of Delaware; one in the United States District Court for the Middle District of North Carolina; and one in the Court of Chancery for the State of Delaware). Additionally, one individual action demanding inspection of books and records was filed in the Court of Chancery for the State of Delaware and a Petition for Appraisal of Stock was also filed in the Court of Chancery for the State of Delaware. The first purported class action, captioned Dolores Balint v. The Fresh Market, Inc., et. al., Case No. 16-CVS-4144, was filed on March 23, 2016 in the North Carolina Superior Court (the “Balint Action”). The complaint named as defendants TFM, its officers and directors and certain affiliates of AGM, Pomegranate Holdings, Inc. (“Pomegranate Holdings”) and Pomegranate Merger Sub, Inc. (“Pomegranate Merger Sub”). The Balint action was voluntarily dismissed by the plaintiff on April 13, 2016. The second purported class action, captioned Ross DeAmbrogio v. The Fresh Market, Inc., et. al., Case No. 1:16-cv-00239-LPS, was filed April 7, 2016 in the United States District Court for the District of Delaware and named as defendants TFM and its officers and directors (the “DeAmbrogio Action”). The Plaintiff in the DeAmbrogio Action filed a stipulation of voluntary dismissal and anticipated application for an award of attorneys’ fees and expenses on June 29, 2016. The third purported class action, captioned John Solak v. The Fresh Market, Inc., et. al., Case No. 1:16-cv-00249-SLR, was filed April 8, 2016 in the United States District Court for the District of Delaware and named as defendants TFM, its officers and directors, AGM, Pomegranate Holdings, Pomegranate Merger Sub and Apollo Management VIII, L.P. (the “Solak Action”). The Plaintiff in the Solak Action filed a stipulation of voluntary dismissal and anticipated application for an award of attorneys’ fees and expenses on June 28, 2016. The fourth purported class action, captioned Ronald Jantz v. Ray Berry, et. al., Case No. 1:16-cv-0307-CCE-JEP, was filed April 11, 2016 in the United States District Court for the Middle District of North Carolina and named as defendants TFM and its officers and directors (the “Jantz Action”). The Plaintiff in the Jantz Action filed a stipulation of voluntary dismissal

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

on July 8, 2016. The fifth purported class action, captioned Bruce S. Sherman, et. al. v. The Fresh Market, Inc., et. al., Case No. 12205-VCG, was filed April 14, 2016 in the Chancery Court for the State of Delaware and named as defendants TFM, its officers and directors, AGM, Pomegranate Holdings, Pomegranate Merger Sub and Apollo Management VIII, L.P. (the “Sherman Action”). The Sherman Action alleges, among other things, that the TFM officers and directors breached their fiduciary duties to the TFM shareholders in connection with their consideration and approval of the TFM Merger Agreement, including by agreeing to an inadequate price and by filing materially deficient disclosures regarding the transaction. The Sherman Action further alleges that TFM, AGM, Apollo Management VIII, L.P., Pomegranate Holdings and Pomegranate Merger Sub, aided and abetted in those alleged breaches. The sixth action, an individual action captioned Elizabeth Morrison v. The Fresh Market, Inc., Case No. 12243-VCG, was filed April 22, 2016 in the Chancery Court for the State of Delaware and names only TFM as a defendant (the “Morrison Action”). The Morrison Action seeks only the right to inspect certain books and records of TFM pursuant to Section 220 of the Delaware Corporate Code. The seventh action, a Petition for Appraisal of Stock captioned Hudson Bay Master Fund, Ltd. and Brigade Leveraged Capital Structures Fund, Ltd. v. The Fresh Market, Inc., Case No. 12372-VCG, was filed May 23, 2016 and names only TFM as the respondent (the “Hudson Bay Action”). The Hudson Bay Action was filed on behalf of holders of 1,660,000 shares of common stock of TFM and seeks a determination of the fair value of the shares of the common stock of TFM under Section 262 of the Delaware Corporate Code. None of the courts in which these actions are pending has yet set a schedule for resolving the cases on the merits. Because each of these actions is in the early stages, no reasonable estimate of possible loss, if any, can be made. Apollo believes that each of these actions is without merit.

On March 4, 2016, the Public Employees Retirement System of Mississippi filed a putative securities class action against Sprouts Farmers Market, Inc. (“SFM”), several SFM directors (including Andrew Jhawar, an Apollo partner), AP Sprouts Holdings, LLC and AP Sprouts Holdings (Overseas), L.P. (the “AP Entities”), which are controlled by entities managed by Apollo affiliates, and two underwriters of a March 2015 secondary offering of SFM common stock. The AP Entities sold SFM common stock in the March 2015 secondary offering. The complaint, filed in Arizona Superior Court and captioned Public Employees Retirement System of Mississippi v. Sprouts Farmers Market, Inc. (CV2016-050480), alleges that SFM filed a materially misleading registration statement for the secondary offering that incorporated alleged misrepresentations in SFM’s 2014 annual report regarding SFM’s business prospects, and failed to disclose alleged accelerating produce deflation. The two causes of action against the AP Entities are for alleged violations of Sections 11 and 15 of the Securities Act of 1933. Plaintiff seeks, among other things, compensatory damages for alleged losses sustained from a decline in SFM’s stock price. On March 24, 2016, defendants removed the case to United States District Court for the District of Arizona. Plaintiff's April 18, 2016 remand motion was fully briefed as of May 27, 2016. Because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.

As has been reported in the press, on May 13, 2016, ARM Manager, LLC ("ARM Manager") a subsidiary of AGM, and AMTG, were among several entities that received subpoenas from the New York State Department of Financial Services requesting documents relating to seller-financed real estate contracts. ARM Manager and AMTG are cooperating fully with the requests.

Between February 25 and March 23, 2016, plaintiffs filed five putative class actions in the Superior Court of Maricopa County, Arizona, on behalf of purported stockholders of Apollo Education Group, Inc.  The actions were captioned as follows:  Casey v. Apollo Education Group, Inc., et al., CV2016-051605 (Ariz. Super. Ct. Feb. 25, 2016); Miglio v. Apollo Education Group, Inc., et al., CV2016-003718 (Ariz. Super. Ct. Feb. 26, 2016); Wagner v. Apollo Education Group, Inc., et al., CV2016-001905 (Ariz. Super. Ct. Mar. 9, 2016); Ladouceur v. Apollo Education Group, Inc., et al., CV2016-002148 (Ariz. Super. Ct. Mar. 17, 2016); Simkhovich v. Apollo Education Group, Inc., et al., CV2016-002339 (Ariz. Super. Ct. Mar. 23, 2016).  The  defendants include, among others, Apollo Education Group, Inc. (“AEG”), members of AEG’s board of directors, AGM, Apollo Investment Fund VIII, L.P., AP VIII Queso Holdings, L.P., which is a subsidiary of funds affiliated with Apollo Management VIII, L.P., and AGM, and Socrates Merger Sub, Inc., which is a wholly owned subsidiary of AP VIII Queso Holdings, L.P.  The complaints allege that AEG’s directors breached their fiduciary duties to AEG’s stockholders by entering into a merger agreement that provides for AEG to be acquired by AP VIII Queso Holdings, L.P., and Socrates Merger Sub, Inc.  Plaintiffs claim that AEG’s directors engaged in a flawed sales process, agreed to a price that does not adequately compensate AEG’s stockholders, and agreed to certain unfair deal protection terms in connection with the merger agreement.  Two of the complaints further allege (1) that AEG’s directors breached their fiduciary duty of candor by filing a materially incomplete and misleading preliminary proxy statement, and (2) that the sales process was flawed because of certain alleged conflicts with AEG’s financial advisors.  All the complaints allege that AP VIII Queso Holdings, L.P., and Socrates Merger Sub, Inc., aided and abetted the alleged breaches.  The complaints that name as defendants AGM, and Apollo Investment Fund VIII, L.P., allege that those entities also aided and abetted the alleged breaches.  No amount of damages is specified in any of the complaints.  On April 12, 2016, the Court  consolidated all the actions under the following caption:  In re Apollo Education Group, Inc. Shareholder Litigation, Lead Case No. CV2016-001905 (Ariz. Super. Ct.).

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The parties have informed the Court that they have entered into a memorandum of understanding providing for the settlement of the suit.  The settlement contemplated by the memorandum will provide for the dismissal with prejudice on the merits and release of any and all claims by the proposed class against Defendants.  The settlement also will recognize that the pendency of the suit was a factor in the decision by the purchasers of AEG to increase the price offered to acquire all of the outstanding shares of AEG’s common stock from $9.50 per share to $10.00 per share.  The settlement is contingent upon the consummation of the merger agreement, Plaintiffs’ taking confirmatory discovery, the execution of definitive settlement papers, certification of the proposed class, and court approval.  The current deadline for the Plaintiffs to file an amended consolidated complaint or to designate an operative complaint is August 10, 2016, but the parties are in the process of seeking an order extending that deadline until November 8, 2016.

On June 20, 2016 Banca Carige S.p.A. (“Carige”) commenced a lawsuit in the Court of Genoa (Italy) (No. 8965/2016), against its former Chairman, its former Chief Executive Officer, AGM and certain entities (the “Apollo Entities”) organized and owned by investment funds managed by affiliates of AGM. The complaint alleges that AGM and the Apollo Entities (i) aided and abetted breaches of fiduciary duty to Carige allegedly committed by Carige’s former Chairman and former CEO in connection with the sale to the Apollo Entities of Carige subsidiaries engaged in the insurance business; and (ii) took wrongful actions aimed at weakening Banca Carige’s financial condition supposedly to facilitate an eventual acquisition of Carige. The causes of action are based in tort under Italian law. Carige purportedly seeks damages of €450 million in connection with the sale of the insurance businesses and €800 million for other losses. The first hearing has been scheduled for May 9, 2017. Based on the allegations made in the complaint, Apollo believes that there is no merit to Carige’s claims. Additionally, as the case is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.

Although the ultimate outcome of these matters cannot be ascertained at this time, Apollo is of the opinion, after consultation with counsel, that the resolution of any such matters to which it is a party at this time will not have a material adverse effect on the consolidated financial statements. Legal actions material to Apollo could, however, arise in the future.

Commitments and Contingencies—Apollo leases office space and certain office equipment under various lease and sublease arrangements, which expire on various dates through 2025. As these leases expire, it can be expected that in the normal course of business, they will be renewed or replaced. Certain lease agreements contain renewal options, rent escalation provisions based on certain costs incurred by the landlord or other inducements provided by the landlord. Rent expense is accrued to recognize lease escalation provisions and inducements provided by the landlord, if any, on a straight-line basis over the lease term and renewal periods where applicable. Apollo has entered into various operating lease service agreements in respect of certain assets.
As of June 30, 2016, the approximate aggregate minimum future payments required for operating leases were as follows:

	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
Aggregate minimum future payments	$18,913	$35,430	$31,193	$30,461	$13,876	$10,419	$140,292
Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $10.0 million and $10.5 million for the three months ended June 30, 2016 and 2015, respectively, and $20.1 million and $21.0 million for the six months ended June 30, 2016 and 2015, respectively.
Other long-term obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of June 30, 2016, fixed and determinable payments due in connection with these obligations were as follows:

	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
Other long-term obligations	$10,060	$7,859	$5,165	$2,461	$132	$—	$25,677
Contingent Obligations—Carried interest income with respect to private equity funds and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through June 30, 2016 and that would be reversed approximates $2.5 billion. Management views the possibility of all of the

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of June 30, 2016, there were no underwriting commitments outstanding related to such offerings.
As of June 30, 2016, one of the Company’s subsidiaries had an unfunded commitment of $58.8 million in connection with a fronting arrangement for a term loan issued by a portfolio company of the funds Apollo manages. The commitment was never funded, and as of August 8, 2016, the commitment had expired.
Contingent Consideration—In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the remaining contingent obligation was $69.9 million and $70.9 million as of June 30, 2016 and December 31, 2015, respectively.
In connection with the Gulf Stream acquisition, the Company agreed to make payments to the former owners of Gulf Stream under a contingent consideration obligation which required the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest income. The contingent liability had a fair value of $1.1 million and $8.7 million as of June 30, 2016 and December 31, 2015, respectively, which was recorded in profit sharing payable in the condensed consolidated statements of financial condition.
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
The performance is measured by the Company’s chief operating decision maker on an unconsolidated basis because management makes operating decisions and assesses the performance of each of Apollo’s business segments based on financial and operating metrics and data that exclude the effects of consolidation of any of the affiliated funds.

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
Economic Income (Loss) for the three and six months ended June 30, 2015 includes a recast of salary, bonus and benefits due to management’s change in allocation methodology among the segments during the first quarter of 2016. All prior periods have been recast to conform to the current presentation. Impact to the combined segments’ total Economic Income (Loss) for all periods was zero.

	Impact on Economic Income (Loss)
	For the Three Months Ended June 30, 2015
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Total Economic Income (Loss), as previously presented	$63,029	$95,807	$(1,303)	$157,533
Impact of reclassification	(1,873)	340	1,533	—
Total Economic Income, as currently presented	$61,156	$96,147	$230	$157,533

	Impact on Economic Income (Loss)
	For the Six Months Ended June 30, 2015
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Total Economic Income (Loss), as previously presented	$122,108	$140,955	$(3,461)	$259,602
Impact of reclassification	(7,356)	4,763	2,593	—
Total Economic Income (Loss), as currently presented	$114,752	$145,718	$(868)	$259,602

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents financial data for Apollo’s reportable segments as of and for the three months ended June 30, 2016 and 2015:

	As of and for the Three Months Ended June 30, 2016
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$58,301	$3,036	$3,562	$64,899
Management fees from affiliates	76,518	151,252	13,863	241,633
Carried interest income from affiliates:
Unrealized gains (losses)(1)	207,845	80,397	(1,737)	286,505
Realized gains	266	40,046	1,668	41,980
Total Revenues(2)	342,930	274,731	17,356	635,017
Expenses:
Compensation and benefits:
Salary, bonus and benefits	31,564	54,709	8,249	94,522
Equity-based compensation	6,765	8,300	657	15,722
Profit sharing expense	67,675	57,169	(111)	124,733
Total compensation and benefits	106,004	120,178	8,795	234,977
Other expenses	21,636	36,229	5,442	63,307
Total Expenses(2)	127,640	156,407	14,237	298,284
Other Income (Loss):
Net interest expense	(3,252)	(4,715)	(919)	(8,886)
Net gains from investment activities	6,457	82,041	—	88,498
Income from equity method investments	31,410	12,940	356	44,706
Other income (loss), net	341	(127)	44	258
Total Other Income (Loss)(2)	34,956	90,139	(519)	124,576
Non-Controlling Interests	—	(2,175)	—	(2,175)
Economic Income(2)	$250,246	$206,288	$2,600	$459,134
Total Assets(2)	$1,554,999	$2,440,976	$206,660	$4,202,635

(1)
Included in unrealized carried interest gains (losses) from affiliates for the three months ended June 30, 2016 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 12 for further details regarding the general partner obligation.

(2)
Refer below for a reconciliation of total revenues, total expenses, other income and total assets for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses, total consolidated other income (loss) and total assets.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended June 30, 2015
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$8,913	$4,420	$2,117	$15,450
Management fees from affiliates	74,269	140,632	12,372	227,273
Carried interest income from affiliates:
Unrealized gains (losses)(1)	(76,674)	(6,922)	666	(82,930)
Realized gains	158,002	29,371	1,249	188,622
Total Revenues(2)	164,510	167,501	16,404	348,415
Expenses:
Compensation and benefits:
Salary, bonus and benefits	29,552	51,654	8,477	89,683
Equity-based compensation	7,437	6,142	1,064	14,643
Profit sharing expense	58,041	3,897	934	62,872
Total compensation and benefits	95,030	61,693	10,475	167,198
Other expenses	16,462	32,061	6,860	55,383
Total Expenses(2)	111,492	93,754	17,335	222,581
Other Income:
Net interest expense	(2,465)	(3,642)	(717)	(6,824)
Net gains from investment activities	—	23,286	—	23,286
Income from equity method investments	9,278	6,202	910	16,390
Other income (loss), net	1,325	(223)	968	2,070
Total Other Income(2)	8,138	25,623	1,161	34,922
Non-Controlling Interests	—	(3,223)	—	(3,223)
Economic Income(2)	$61,156	$96,147	$230	$157,533

(1)
Included in unrealized carried interest gains (losses) from affiliates for the three months ended June 30, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 12 for further detail regarding the general partner obligation.

(2)
Refer below for a reconciliation of total revenues, total expenses and other income for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income (loss).

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles total revenues for Apollo’s reportable segments to total consolidated revenues for the three months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,
	2016	2015
Total Reportable Segments Revenues	$635,017	$348,415
Equity awards granted by unconsolidated affiliates and reimbursable expenses(1)	28,092	5,698
Adjustments related to consolidated funds and VIEs(1)	(1,211)	(909)
Other(1)	(1,451)	(1,477)
Total Consolidated Revenues	$660,447	$351,727

(1)
Represents advisory fees, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated affiliates to employees of the Company and certain compensation and administrative related expense reimbursements.

The following table reconciles total expenses for Apollo’s reportable segments to total consolidated expenses for the three months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,
	2016	2015
Total Reportable Segments Expenses	$298,284	$222,581
Equity awards granted by unconsolidated affiliates and reimbursable expenses(1)	28,209	5,869
Transaction-related compensation charges(1)	4,896	91
Reclassification of interest expenses(1)	9,800	7,485
Amortization of transaction-related intangibles(1)	2,346	8,503
Other(1)	(137)	10
Total Consolidated Expenses	$343,398	$244,539

(1)
Represents the addition of expenses of consolidated funds and VIEs, transaction-related charges, non-cash expenses related to equity awards granted by unconsolidated affiliates to employees of the Company and certain compensation and administrative expenses. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions.

The following table reconciles total other income for Apollo’s reportable segments to total consolidated other income for the three months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,
	2016	2015
Total Reportable Segments Other Income	$124,576	$34,922
Non-Controlling Interests	(2,175)	(3,223)
Total other income, net	122,401	31,699
Reclassification of interest expense	9,800	7,485
Adjustments related to consolidated funds and VIEs	904	5,728
Other	3,637	5,066
Total Consolidated Other Income	$136,742	$49,978

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the reconciliation of Economic Income to income before income tax provision reported in the condensed consolidated statement of operations for the three months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,
	2016	2015
Economic Income	$459,134	$157,533
Adjustments:
Net income attributable to Non-Controlling Interests in consolidated entities and appropriated partners’ capital	2,078	8,497
Transaction-related charges(1)	(7,421)	(8,864)
Total consolidation adjustments and other	(5,343)	(367)
Income before income tax provision	$453,791	$157,166

(1)
Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. Equity-based compensation adjustment includes non-cash revenues and expenses related to equity awards granted by unconsolidated affiliates to employees of the Company.

The following table presents the reconciliation of Apollo’s total reportable segment assets to total assets as of June 30, 2016:

As of June 30, 2016
Total reportable segment assets	$4,202,635
Adjustments(1)	959,596
Total assets	$5,162,231

(1)	Represents the addition of assets of consolidated funds and VIEs.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents financial data for Apollo’s reportable segments as of and for the six months ended June 30, 2016 and 2015:

	As of and for the Six Months Ended June 30, 2016
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$61,014	$7,446	$4,438	$72,898
Management fees from affiliates	151,436	293,763	27,367	472,566
Carried interest income (loss) from affiliates:
Unrealized gains (losses)(1)	61,510	59,218	(5,114)	115,614
Realized gains	266	85,198	6,439	91,903
Total Revenues(2)	274,226	445,625	33,130	752,981
Expenses:
Compensation and benefits:
Salary, bonus and benefits	63,638	106,321	16,933	186,892
Equity-based compensation	14,150	16,860	1,432	32,442
Profit sharing expense	10,301	78,593	2,346	91,240
Total compensation and benefits	88,089	201,774	20,711	310,574
Other expenses	38,361	67,422	11,586	117,369
Total Expenses(2)	126,450	269,196	32,297	427,943
Other Income (Loss):
Net interest expense	(5,680)	(8,370)	(1,727)	(15,777)
Net gains from investment activities	2,351	29,648	—	31,999
Income from equity method investments	25,927	13,788	1,132	40,847
Other income (loss), net	217	(535)	15	(303)
Total Other Income (Loss)(2)	22,815	34,531	(580)	56,766
Non-Controlling Interests	—	(4,560)	—	(4,560)
Economic Income(2)	$170,591	$206,400	$253	$377,244
Total Assets(2)	$1,554,999	$2,440,976	$206,660	$4,202,635

(1)
Included in unrealized carried interest gains (losses) from affiliates for the six months ended June 30, 2016 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 12 for further details regarding the general partner obligation.

(2)
Refer below for a reconciliation of total revenues, total expenses, other income and total assets for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses, total consolidated other income (loss) and total assets.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Six Months Ended June 30, 2015
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from affiliates, net	$12,754	$9,772	$2,467	$24,993
Management fees from affiliates	148,866	280,084	23,036	451,986
Carried interest income from affiliates:
Unrealized gains (losses)(1)	(97,783)	(52,692)	640	(149,835)
Realized gains	234,037	86,417	3,666	324,120
Total Revenues(2)	297,874	323,581	29,809	651,264
Expenses:
Compensation and benefits:
Salary, bonus and benefits	60,835	100,910	15,490	177,235
Equity-based compensation	16,493	11,898	2,083	30,474
Profit sharing expense	86,840	14,114	2,750	103,704
Total compensation and benefits	164,168	126,922	20,323	311,413
Other expenses	31,647	64,181	11,489	107,317
Total Expenses(2)	195,815	191,103	31,812	418,730
Other Income:
Net interest expense	(5,014)	(7,104)	(1,398)	(13,516)
Net gains from investment activities	—	25,047	—	25,047
Income (loss) from equity method investments	14,761	(705)	1,136	15,192
Other income, net	2,946	2,071	1,397	6,414
Total Other Income(2)	12,693	19,309	1,135	33,137
Non-Controlling Interests	—	(6,069)	—	(6,069)
Economic Income (Loss)(2)	$114,752	$145,718	$(868)	$259,602

(1)
Included in unrealized carried interest gains (losses) from affiliates for the six months ended June 30, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 12 for further detail regarding the general partner obligation.

(2)
Refer below for a reconciliation of total revenues, total expenses and other income for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income (loss).

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles total revenues for Apollo’s reportable segments to total consolidated revenues for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,
	2016	2015
Total Reportable Segments Revenues	$752,981	$651,264
Equity awards granted by unconsolidated affiliates and reimbursable expenses(1)	33,058	8,287
Adjustments related to consolidated funds and VIEs(1)	(1,863)	(1,823)
Other(1)	(2,903)	(2,977)
Total Consolidated Revenues	$781,273	$654,751

(1)
Represents advisory fees, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated affiliates to employees of the Company and certain compensation and administrative related expense reimbursements.

The following table reconciles total expenses for Apollo’s reportable segments to total consolidated expenses for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,
	2016	2015
Total Reportable Segments Expenses	$427,943	$418,730
Equity awards granted by unconsolidated affiliates and reimbursable expenses(1)	33,292	8,937
Transaction-related compensation charges(1)	2,523	8,842
Reclassification of interest expenses(1)	17,673	14,925
Amortization of transaction-related intangibles(1)	4,396	16,870
Other(1)	(530)	231
Total Consolidated Expenses	$485,297	$468,535

(1)
Represents the addition of expenses of consolidated funds and VIEs, transaction-related charges, non-cash expenses related to equity awards granted by unconsolidated affiliates to employees of the Company and certain compensation and administrative expenses. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions.

The following table reconciles total other income for Apollo’s reportable segments to total consolidated other income for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,
	2016	2015
Total Reportable Segments Other Income	$56,766	$33,137
Non-Controlling Interests	(4,560)	(6,069)
Total other income, net	52,206	27,068
Reclassification of interest expense	17,673	14,925
Adjustments related to consolidated funds and VIEs	1,542	6,375
Other	6,686	9,594
Total Consolidated Other Income	$78,107	$57,962

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the reconciliation of Economic Income to income before income tax provision reported in the condensed consolidated statements of operations for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,
	2016	2015
Economic Income	$377,244	$259,602
Adjustments:
Net income attributable to Non-Controlling Interests in consolidated entities and appropriated partners’ capital	4,113	11,057
Transaction-related charges(1)	(7,274)	(26,481)
Total consolidation adjustments and other	(3,161)	(15,424)
Income before income tax provision	$374,083	$244,178

(1)
Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. Equity-based compensation adjustment includes non-cash revenues and expenses related to equity awards granted by unconsolidated affiliates to employees of the Company.

15. SUBSEQUENT EVENTS
On August 3, 2016, the Company declared a cash distribution of $0.37 per Class A share, which will be paid on August 31, 2016 to holders of record on August 22, 2016.
On August 5, 2016, the Company issued 435,787 Class A shares in settlement of vested RSUs. These issuances caused the Company’s ownership interest in the Apollo Operating Group to increase from 46.0% to 46.1%.

ITEM 1A.     UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS
OF FINANCIAL CONDITION

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of June 30, 2016
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$859,005	$—	$—	$859,005
Cash and cash equivalents held at consolidated funds	—	4,991	—	4,991
Restricted cash	5,269	—	—	5,269
Investments	1,396,200	27,139	(98,787)	1,324,552
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	28,246	—	28,246
Investments, at fair value	—	960,090	(299)	959,791
Other assets	—	33,917	—	33,917
Carried interest receivable	815,751	—	—	815,751
Due from affiliates	293,706	—	(1,144)	292,562
Deferred tax assets	622,209	—	—	622,209
Other assets	95,271	5,670	(227)	100,714
Goodwill	88,852	—	—	88,852
Intangible assets, net	26,372	—	—	26,372
Total Assets	$4,202,635	$1,060,053	$(100,457)	$5,162,231
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$116,814	$—	$—	$116,814
Accrued compensation and benefits	90,399	—	—	90,399
Deferred revenue	158,461	—	—	158,461
Due to affiliates	629,140	—	—	629,140
Profit sharing payable	378,599	—	—	378,599
Debt	1,355,521	—	—	1,355,521
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	864,575	(42,776)	821,799
Other liabilities	—	46,682	(227)	46,455
Due to affiliates	—	1,144	(1,144)	—
Other liabilities	45,009	5,323	—	50,332
Total Liabilities	2,773,943	917,724	(44,147)	3,647,520

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Additional paid in capital	1,928,962	—	—	1,928,962
Accumulated deficit	(1,236,679)	35,420	(35,418)	(1,236,677)
Accumulated other comprehensive income (loss)	(5,024)	(1,992)	41	(6,975)
Total Apollo Global Management, LLC shareholders’ equity	687,259	33,428	(35,377)	685,310
Non-Controlling Interests in consolidated entities	7,657	108,901	(20,933)	95,625
Non-Controlling Interests in Apollo Operating Group	733,776	—	—	733,776
Total Shareholders’ Equity	1,428,692	142,329	(56,310)	1,514,711
Total Liabilities and Shareholders’ Equity	$4,202,635	$1,060,053	$(100,457)	$5,162,231

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of December 31, 2015
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

General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in private equity, credit and real estate with significant distressed expertise and a flexible mandate in the majority of our funds which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 26 years and lead a team of 960 employees, including 361 investment professionals, as of June 30, 2016.
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
As of June 30, 2016, we had total AUM of $186.3 billion across all of our businesses. More than 90% of our total AUM was in funds with a contractual life at inception of seven years or more, and 47% of such AUM was in permanent capital vehicles. On December 31, 2013, Fund VIII held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of June 30, 2016, Fund VIII had $10.6 billion of uncalled commitments remaining. Additionally, Fund VII held a final closing in December 2008, raising a total of $14.7 billion, and as of June 30, 2016, Fund VII had $2.5 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through June 30, 2016. Apollo’s traditional private equity funds’ appreciation was 3.1% and 1.8% for the three and six months ended June 30, 2016, respectively.
For our credit segment, total gross and net returns, excluding assets managed by Athene Asset Management that are not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo, were 3.7% and 3.3%, respectively, for the three months ended June 30, 2016 and 4.9% and 4.2%, respectively, for the six months ended June 30, 2016.
For our real estate segment, total gross and net returns for U.S. RE Fund I including co-investment capital were 2.2% and 1.7%, respectively, for the three months ended June 30, 2016 and 4.5% and 3.6%, respectively, for the six months ended June 30, 2016.
For further detail related to fund performance metrics across all of our businesses, see “—The Historical Investment Performance of Our Funds.”
Holding Company Structure
The diagram below depicts our current organizational structure:

Managing Partners
100% of LP Units
BRH Holdings GP, Ltd. (Class B Share)(2)(5)
GP
BRH Holdings, L.P.(3)
60.70% of Total Voting Power
89.15% of LP Units
Class A Shareholders (Class A Shares)(1)
AGM Management, LLC(5) (Our Manager)
GP
10.85% of LP Units
Contributing Partners
AP Professional Holdings, L.P. (53.88% of Apollo Operating Group Units)(4)
39.30% of Total Voting Power
53.88% of the LP Units of Each Apollo Operating Group Entity
Apollo Global Management, LLC
(46.12% of Apollo Operating Group Units)(6)
Intermediate Holding Companies
100%
100%
100%
100%
100%
APO Asset Co., LLC
APO (FC), LLC
APO UK (FC), Limited
APO (FC II), LLC
APO Corp.
46.12% of the LP units of certain Apollo Operating Group Entities
46.12% of the LP units of certain Apollo Operating Group Entities
46.12% of the LP units of certain Apollo Operating Group Entities
46.12% of the LP units of certain Apollo Operating Group Entities
46.12% of the LP units of certain Apollo Operating Group Entities
Apollo Operating Group

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of the date of the filing of this Quarterly Report on Form 10-Q.

(1)
The Strategic Investors hold 24.36% of the Class A shares outstanding and 11.23% of the economic interests in the Apollo Operating Group. The Class A shares held by investors other than the Strategic Investors represent 39.30% of the total voting power of our shares entitled to vote and 34.89% of the economic interests in the Apollo Operating Group. Class A shares held by the Strategic Investors do not have voting rights. However, such Class A shares will become entitled to vote upon transfers by a Strategic Investor in accordance with the agreements entered into in connection with the investments made by the Strategic Investors.

(2)
Our Managing Partners own BRH Holdings GP, Ltd., which in turn holds our only outstanding Class B share. The Class B share represents 60.70% of the total voting power of our shares entitled to vote but no economic interest in Apollo Global Management, LLC. Our Managing Partners’ economic interests are instead represented by their indirect beneficial ownership, through Holdings, of 48.03% of the limited partner interests in the Apollo Operating Group.

(3)	Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles, limited partner interests in Holdings.

(4)
Holdings owns 53.88% of the limited partner interests in each Apollo Operating Group entity. The AOG Units held by Holdings are exchangeable for Class A shares. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 48.03% of the AOG Units. Our Contributing Partners, through their ownership interests in Holdings, beneficially own 5.85% of the AOG Units.

(5)	BRH Holdings GP, Ltd. is the sole member of AGM Management, LLC, our manager. The management of Apollo Global Management, LLC is vested in our manager as provided in our operating agreement.

(6)
Represents 46.12% of the limited partner interests in each Apollo Operating Group entity, held through the Intermediate Holding Companies. Apollo Global Management, LLC, also indirectly owns 100% of the general partner interests in each Apollo Operating Group entity.

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
In the U.S., the S&P 500 Index rose by 1.9% in the second quarter of 2016, following an increase of 0.8% in the first quarter of 2016. Outside the U.S., global equity markets fell during the second quarter of 2016, in part due to the United Kingdom’s affirmative referendum to exit the European Union. The MSCI All Country World ex USA Index declined 0.8% following a decline of 1.4% in the first quarter of 2016.
Conditions in the credit markets also have a significant impact on our business. Credit markets generally rose in the second quarter of 2016, with the BofAML HY Master II Index increasing 5.9% and the S&P/LSTA Leveraged Loan Index increasing 2.9%. Benchmark interest rates continued to decline in the second quarter as investors expect central banks to keep interest rates steady given uncertainty about global growth. The U.S. 10-year Treasury yield fell 30 basis points in the second quarter to finish the quarter at 1.5%.
Foreign exchange rates can impact the valuations of our funds’ investments that are denominated in currencies other than the U.S. dollar. Relative to the U.S. dollar, the Euro depreciated 2.4% in the second quarter of 2016, after appreciating 4.8% in the first quarter of 2016, while the British pound depreciated 7.3% in the second quarter of 2016, after depreciating by 2.6% in the first quarter of 2016. Commodities generally saw significant price increases in the second quarter of 2016, which was largely driven by appreciation in oil. The price of crude oil rose 26.1% during the second quarter, compared to an increase of 3.5% during the first quarter of 2016.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 1.2% in the second quarter of 2016, compared to a 0.8% increase in the first quarter of 2016. As of April 2016, the International Monetary Fund estimated that the U.S. economy will expand by 2.4% in 2016. Additionally, the U.S. unemployment rate stands at 4.9%, slightly below the 5.0% rate as of March 31, 2016.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its fund investors by focusing on opportunities that management believes are often overlooked by other investors. As such, Apollo’s integrated investment platform deployed $5.9 billion and $16.1 billion of capital through the funds it manages during the second quarter and the twelve months ended June 30, 2016, respectively. We believe Apollo’s expertise in credit and its focus on nine core industry sectors, combined with more than 26 years of investment experience, has allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors include chemicals, natural resources, consumer and retail, distribution and transportation, financial and business services, manufacturing and industrial, media and cable and leisure, packaging and materials and the satellite and wireless industries. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods.
In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to launch new products and pursue attractive strategic growth opportunities. As such, Apollo had $16.4 billion and $36.5 billion of capital inflows during the second quarter and the twelve months ended June 30, 2016, respectively. Despite a volatile macroeconomic backdrop during the second quarter, Apollo continued to generate realizations for fund investors. Apollo returned $1.3 billion and $6.3 billion of capital and realized gains to the investors in the funds it manages during the second quarter and the twelve months ended June 30, 2016, respectively.

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
We further present EI based on what we refer to as our “Management Business” and “Incentive Business”. Management Business refers to the portion of the Company’s business that primarily generates non-incentive based components of EI including fees earned as manager of our funds and associated operating expenses, and is generally characterized by the predictability of its financial metrics. Incentive Business refers to the portion of the Company’s business that primarily generates incentive-based components of EI, including carried interest income and profit sharing expenses, as well as other revenue and expense items pertaining to the Company’s investments and debt.
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
Management Business EI, which is a component of total EI, is the sum of (i) management fees, (ii) advisory and transaction fees, net and (iii) carried interest income earned from a publicly traded business development company we manage, less (x) salary, bonus, and benefits, (y) equity-based compensation, and (z) other associated operating expenses.
Incentive Business EI, which is a component of total EI, is the sum of (i) carried interest income (excluding carried interest income earned from a publicly traded business development company we manage), (ii) profit sharing expense, and (iii) other income (which includes items such as net gains from investment activities, income from equity method investments and net interest expense).
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
Economic Income (Loss) for the three and six months ended June 30, 2016 includes a recast of salary, bonus and benefits due to management’s change in allocation methodology among the segments in the current period. All prior periods have been recast to conform to the current presentation. The impact to the combined segments total Economic Income (Loss) for all periods was zero. The impact of this change to EI for each segment is reflected in note 14 to the condensed consolidated financial statements.
Distributable Earnings
Distributable Earnings (“DE”), as well as DE After Taxes and Related Payables are derived from our segment reported results, and are supplemental non-U.S. GAAP measures to assess performance and the amount of earnings available for distribution to Class A shareholders, holders of RSUs that participate in distributions and holders of AOG Units. DE represents the amount of net realized earnings without the effects of the consolidation of any of the affiliated funds. DE, which is a component of EI, is the sum across all segments of (i) total management fees and advisory and transaction fees, excluding monitoring fees received from Athene based on its capital and surplus (as defined in Apollo’s transaction advisory services agreement with Athene), (ii) other income (loss), excluding the gains (losses) arising from the reversal of a portion of the tax receivable agreement liability (iii) realized carried interest income, and (iv) realized investment income, less (x) compensation expense, excluding the expense related to equity-based awards, (y) realized profit sharing expense, and (z) non-compensation expenses, excluding depreciation and amortization expense. DE After Taxes and Related Payables represents DE less estimated current corporate, local and non-U.S. taxes as well as the payable under Apollo’s tax receivable agreement. A reconciliation of DE and EI to their most directly comparable U.S. GAAP measure of income (loss) before income tax (provision) benefit can be found in “—Summary of Non-U.S. GAAP Measures”.
Management Business DE, which is a component of total DE, includes all the components of Management Business EI except for those which are non-cash in nature, such as equity-based compensation as well as depreciation and amortization.
Incentive Business DE, which is a component of total DE, includes all the components of Incentive Business EI except for those which are non-cash in nature, such as unrealized carried interest income, associated non-cash profit sharing expense, unrealized investment income and other income.
The Company uses Management Business EI and Management Business DE to evaluate operating financial performance, including whether fee-related revenues are sufficient to adequately cover recurring operating expenses. The Company believes that Management Business EI and Management Business DE provide investors with additional insight into the operations of the Company as these measures provide a meaningful indication of the components of EI and DE that are generally steady and predictable in nature.
The Company uses Incentive Business EI and Incentive Business DE to evaluate incentive-based and investment-related financial performance. The Company believes that Incentive Business EI and Incentive Business DE provide investors with additional insight into the operations of the Company as these measures provide a meaningful indication of the components of EI and DE that are generally less predictable and more volatile in nature.
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
Assets Under Management

The table below presents Fee-Generating and Non-Fee-Generating AUM by segment as of June 30, 2016 and 2015 and December 31, 2015:

	As of June 30, 2016
	Private Equity	Credit	Real Estate	Total
	(in millions)
Fee-Generating	$29,530	$108,774	$7,124	$145,428
Non-Fee-Generating	11,651	25,110	4,077	40,838
Total Assets Under Management	$41,181	$133,884	$11,201	$186,266

	As of June 30, 2015
	Private Equity	Credit	Real Estate	Total
	(in millions)
Fee-Generating	$28,468	$92,667	$7,154	$128,289
Non-Fee-Generating	10,796	20,013	3,400	34,209
Total Assets Under Management	$39,264	$112,680	$10,554	$162,498

	As of December 31, 2015
	Private Equity	Credit	Real Estate	Total
	(in millions)
Fee-Generating	$29,258	$101,522	$7,317	$138,097
Non-Fee-Generating	8,244	19,839	3,943	32,026
Total Assets Under Management	$37,502	$121,361	$11,260	$170,123
The table below presents AUM with Future Management Fee Potential, which is a component of Non-Fee-Generating AUM, for each of Apollo’s three segments as of June 30, 2016 and 2015 and December 31, 2015.

	As of June 30, 2016	As of June 30, 2015	As of December 31, 2015
	(in millions)
Private Equity	$2,589	$2,037	$2,093
Credit	6,256	6,853	5,763
Real Estate	1,110	878	986
Total AUM with Future Management Fee Potential	$9,955	$9,768	$8,842

The following table presents the components of Carry-Eligible AUM for each of Apollo’s three segments as of June 30, 2016 and 2015 and December 31, 2015:

	As of June 30, 2016
	Private Equity	Credit	Real Estate	Total
	(in millions)
Carry-Generating AUM	$16,778	$25,945	$494	$43,217
AUM Not Currently Generating Carry	1,697	13,786	680	16,163
Uninvested Carry-Eligible AUM	15,079	8,704	1,207	24,990
Total Carry-Eligible AUM	$33,554	$48,435	$2,381	$84,370

	As of June 30, 2015
	Private Equity	Credit	Real Estate	Total
	(in millions)
Carry-Generating AUM	$12,487	$23,257	$697	$36,441
AUM Not Currently Generating Carry	4,277	11,261	702	16,240
Uninvested Carry-Eligible AUM	17,447	9,744	1,112	28,303
Total Carry-Eligible AUM	$34,211	$44,262	$2,511	$80,984

	As of December 31, 2015
	Private Equity	Credit	Real Estate	Total
	(in millions)
Carry-Generating AUM	$9,461	$16,923	$516	$26,900
AUM Not Currently Generating Carry	6,793	21,583	865	29,241
Uninvested Carry-Eligible AUM	16,528	8,701	1,059	26,288
Total Carry-Eligible AUM	$32,782	$47,207	$2,440	$82,429

The following table presents AUM Not Currently Generating Carry for funds that have commenced investing capital for more than 24 months as of June 30, 2016 and the corresponding appreciation required to reach the preferred return or high watermark in order to generate carried interest:

Category / Fund	Invested AUM Not Currently Generating Carry	Investment Period Active > 24 Months	Appreciation Required to Achieve Carry(1)
	(in millions)
Private Equity:
Other PE	$1,697	$1,697	12%
Total Private Equity	1,697	1,697	12%
Credit:
Drawdown	5,106	4,354	26%
Liquid/Performing	8,680	1,501	< 250bps
		93	250-500bps
		1,328	> 500bps
Total Credit	13,786	7,276	19%
Real Estate:
Total Real Estate	680	373	> 500bps
Total	$16,163	$9,346

(1)
All investors in a given fund are considered in aggregate when calculating the appreciation required to achieve carry presented above. Appreciation required to achieve carry may vary by individual investor.

The components of Fee-Generating AUM by segment as of June 30, 2016 and 2015 and December 31, 2015 are presented below:

	As of June 30, 2016
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$20,563		$6,015	$410	$26,988
Fee-Generating AUM based on invested capital	8,167		4,438	4,033	16,638
Fee-Generating AUM based on gross/adjusted assets	328		88,529	2,598	91,455
Fee-Generating AUM based on NAV	472		9,792	83	10,347
Total Fee-Generating AUM	$29,530	(1)	$108,774	$7,124	$145,428

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at June 30, 2016 was 69 months.

	As of June 30, 2015
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$19,959		$6,028	$312	$26,299
Fee-Generating AUM based on invested capital	8,098		3,188	4,432	15,718
Fee-Generating AUM based on gross/adjusted assets	411		76,833	2,297	79,541
Fee-Generating AUM based on NAV	—		6,618	113	6,731
Total Fee-Generating AUM	$28,468	(1)	$92,667	$7,154	$128,289

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at June 30, 2015 was 68 months.

	As of December 31, 2015
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$20,315		$5,787	$376	$26,478
Fee-Generating AUM based on invested capital	8,094		3,860	4,180	16,134
Fee-Generating AUM based on gross/adjusted assets	506		83,728	2,671	86,905
Fee-Generating AUM based on NAV	343		8,147	90	8,580
Total Fee-Generating AUM	$29,258	(1)	$101,522	$7,317	$138,097

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2015 was 73 months.

The following table presents total AUM and Fee-Generating AUM amounts for our private equity segment:

	Total AUM			Fee-Generating AUM
	As of June 30,		As of December 31,	As of June 30,		As of December 31,
	2016	2015	2015	2016	2015	2015
	(in millions)
Traditional Private Equity Funds(1)	$30,767	$33,516	$30,665	$24,746	$25,511	$24,826
Natural Resources	3,535	1,366	2,909	2,927	1,295	2,436
Other(2)	6,879	4,382	3,928	1,857	1,662	1,996
Total	$41,181	$39,264	$37,502	$29,530	$28,468	$29,258

(1)
Refers to Apollo Investment Fund I, L.P. (“Fund I”), AIF II, L.P. (“Fund II”), MIA, Apollo Investment Fund III, L.P. (together with its parallel funds, “Fund III”), Fund IV, Fund V, Fund VI, Fund VII and Fund VIII.

(2)	Includes co-investments contributed to Athene by AAA through its investment in AAA Investments as discussed in note 12 of the condensed consolidated financial statements.

The following table presents total AUM and Fee-Generating AUM amounts for our credit segment by category type:

	Total AUM			Fee-Generating AUM
	As of June 30,		As of December 31,	As of June 30,		As of December 31,
	2016	2015	2015	2016	2015	2015
	(in millions)
Liquid/Performing	$35,468	$34,640	$37,242	$31,738	$28,546	$30,603
Drawdown	20,748	19,237	19,112	11,875	10,581	11,130
Permanent capital vehicles ex Athene Non-Sub-Advised(1)	14,780	12,560	15,058	11,329	7,297	9,840
Athene Non-Sub-Advised(1)	53,832	46,243	49,949	53,832	46,243	49,949
Advisory(2)	$9,056	$—	$—	$—	$—	$—
Total	$133,884	$112,680	$121,361	$108,774	$92,667	$101,522

(1)
Athene Non-Sub-Advised reflects total Athene-related AUM of $68.1 billion less $14.3 billion of assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo. Athene Non-Sub-Advised includes $5.1 billion of Athene Germany AUM for which AAME, a subsidiary of Apollo, provides investment advisory services.

(2)	Advisory refers to certain assets advised by AAME.

The following table presents the Athene assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo:

	Total AUM
	As of June 30,		As of December 31,
	2016	2015	2015
	(in millions)
Private Equity	$862	$787	$956
Credit
Liquid/Performing	8,560	8,882	8,998
Drawdown	896	907	863
Total Credit	9,456	9,789	9,861
Real Estate
Debt	3,636	3,424	3,426
Equity	347	387	340
Total Real Estate	3,983	3,811	3,766
Total	$14,301	$14,387	$14,583

The following table presents total AUM and Fee-Generating AUM amounts for our real estate segment:

	Total AUM			Fee-Generating AUM
	As of June 30,		As of December 31,	As of June 30,		As of December 31,
	2016	2015	2015	2016	2015	2015
	(in millions)
Debt	$7,916	$7,068	$7,737	$5,659	$5,195	$5,477
Equity	3,285	3,486	3,523	1,465	1,959	1,840
Total	$11,201	$10,554	$11,260	$7,124	$7,154	$7,317

The following tables summarize changes in total AUM for each of Apollo’s three segments for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,
	2016				2015
	Private Equity	Credit	Real Estate	Total	Private Equity	Credit	Real Estate	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$37,702	$123,854	$10,957	$172,513	$40,533	$112,919	$9,496	$162,948
Inflows	3,075	12,493	795	16,363	358	1,352	1,496	3,206
Outflows(2)	(143)	(2,952)	—	(3,095)	(150)	(1,557)	—	(1,707)
Net Flows	2,932	9,541	795	13,268	208	(205)	1,496	1,499
Realizations	(341)	(453)	(547)	(1,341)	(2,014)	(791)	(587)	(3,392)
Market Activity(3)(4)	888	942	(4)	1,826	537	757	149	1,443
End of Period	$41,181	$133,884	$11,201	$186,266	$39,264	$112,680	$10,554	$162,498

(1)
At the individual segment level, inflows include new subscriptions, commitments, capital raised, other increases in available capital, purchases, acquisitions, and portfolio company appreciation. Outflows represent redemptions, other decreases in available capital and portfolio company depreciation. Realizations represent fund distributions of realized proceeds. Market activity represents gains (losses), the impact of foreign exchange rate fluctuations and other income.

(2)	Outflows for Total AUM include redemptions of $518.3 million and $390.0 million during the three months ended June 30, 2016 and 2015, respectively.

(3)	Includes foreign exchange impacts of $(18.1) million, $(278.5) million and $(90.0) million for private equity, credit and real estate, respectively, during the three months ended June 30, 2016.

(4)	Includes foreign exchange impacts of $85.7 million, $149.5 million and $73.8 million for private equity, credit and real estate, respectively, during the three months ended June 30, 2015.

	For the Six Months Ended June 30,
	2016				2015
	Private Equity	Credit	Real Estate	Total	Private Equity	Credit	Real Estate	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$37,502	$121,361	$11,260	$170,123	$41,299	$108,960	$9,538	$159,797
Inflows	3,557	16,157	1,227	20,941	411	5,738	1,957	8,106
Outflows(2)	(449)	(4,326)	—	(4,775)	(620)	(1,584)	(21)	(2,225)
Net Flows	3,108	11,831	1,227	16,166	(209)	4,154	1,936	5,881
Realizations	(362)	(774)	(1,345)	(2,481)	(2,625)	(1,133)	(1,013)	(4,771)
Market Activity(3)(4)	933	1,466	59	2,458	799	699	93	1,591
End of Period	$41,181	$133,884	$11,201	$186,266	$39,264	$112,680	$10,554	$162,498

(1)
At the individual segment level, inflows include new subscriptions, commitments, capital raised, other increases in available capital, purchases, acquisitions and portfolio company appreciation. Outflows represent redemptions, other decreases in available capital and portfolio company depreciation. Realizations represent fund distributions of realized proceeds. Market activity represents gains (losses), the impact of foreign exchange rate fluctuations and other income.

(2)	Outflows for Total AUM include redemptions of $865.7 million and $437.4 million during the six months ended June 30, 2016 and 2015, respectively.

(3)	Includes foreign exchange impacts of $41.2 million, $146.5 million and $(80.4) million for private equity, credit and real estate, respectively, during the six months ended June 30, 2016.

(4)	Includes foreign exchange impacts of $(73.4) million, $(295.7) million and $(85.8) million for private equity, credit and real estate, respectively, during the six months ended June 30, 2015.
Assets Under Management

Total AUM was $186.3 billion at June 30, 2016, an increase of $13.8 billion, or 8.0%, compared to $172.5 billion at March 31, 2016. The net increase was primarily due to:

Net flows of $13.3 billion primarily related to:

•
a $9.5 billion increase related to funds we manage in the credit segment primarily consisting of acquisitions of $7.9 billion primarily attributable to advisory mandates for AAME, subscriptions of $1.9 billion, an increase in Assets Under Management relating to Athene Holding of $2.2 billion and $0.4 billion in new equity and origination at MidCap, offset by net segment transfers of $0.8 billion, a decrease in leverage of $1.6 billion primarily attributable to certain credit funds and redemptions of $0.5 billion;

•
a $2.9 billion increase related to funds we manage in the private equity segment consisting of subscriptions attributable to co-investments for a Fund VIII transaction of $2.5 billion and ANRP II of $0.2 billion, and net segment transfers of $0.3 billion, offset by a change in leverage of $0.1 billion; and

•
a $0.8 billion increase related to funds we manage in the real estate segment primarily consisting of subscriptions of $0.3 billion, net segment transfers of $0.4 billion and a change in leverage of $0.1 billion.

Market activity of $1.8 billion primarily related to $0.9 billion and $0.9 billion of appreciation in the funds we manage in the credit and private equity segments, respectively.

Offsetting these increases were:

Realizations of $1.3 billion primarily related to:

•
$0.5 billion related to funds we manage in the real estate segment primarily consisting of distributions of $0.4 billion from our real estate debt funds and $0.1 billion from our real estate equity funds;

•	$0.5 billion related to funds we manage in the credit segment primarily consisting of distributions of $0.2 billion and $0.2 billion in drawdown funds and liquid/performing funds, respectively; and

•
$0.3 billion related to funds we manage in the private equity segment primarily consisting of distributions of $0.2 billion and $0.1 billion in our traditional private equity funds and co-investment vehicles, respectively.

Total AUM was $186.3 billion at June 30, 2016, an increase of $16.2 billion, or 9.5%, compared to $170.1 billion at December 31, 2015. The net increase was primarily due to:

Net flows of $16.2 billion primarily related to:

•
a $11.8 billion increase related to funds we manage in the credit segment primarily consisting of $7.9 billion of acquisitions primarily attributable to advisory mandates for AAME, subscriptions of $3.4 billion, an increase in Assets Under Management relating to Athene Holding of $3.4 billion, and $1.0 billion in new equity and origination at MidCap, offset by a decrease in leverage of $2.6 billion primarily attributable to certain credit funds, redemptions of $0.9 billion and net segment transfers of $0.6 billion;

•
a $3.1 billion increase related to funds we manage in the private equity segment consisting of subscriptions attributable to co-investments for a Fund VIII transaction of $2.5 billion and ANRP II of $0.5 billion; and

•
a $1.2 billion increase related to funds we manage in the real estate segment primarily consisting of subscriptions of $0.5 billion, net segment transfers of $0.5 billion and a change in leverage of $0.2 billion.

Market activity of $2.5 billion primarily related to $1.5 billion and $0.9 billion of appreciation in the funds we manage in the credit and private equity segments, respectively.

Offsetting these increases were:

Realizations of $2.5 billion primarily related to:

•
$1.3 billion related to funds we manage in the real estate segment primarily consisting of distributions of $0.7 billion from our real estate debt funds and $0.6 billion from our real estate equity funds;

•	$0.8 billion related to funds we manage in the credit segment primarily consisting of distributions of $0.4 billion and $0.3 billion in drawdown funds and liquid/performing funds, respectively; and

•
$0.4 billion related to funds we manage in the private equity segment primarily consisting of distributions of $0.2 billion and $0.1 billion in our traditional private equity funds and co-investment vehicles, respectively.

The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three segments for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,
	2016				2015
	Private Equity	Credit	Real Estate	Total	Private Equity	Credit	Real Estate	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$29,325	$104,904	$6,844	$141,073	$30,199	$94,858	$6,195	$131,252
Inflows	413	4,730	696	5,839	1	126	1,417	1,544
Outflows(2)	(91)	(766)	—	(857)	(66)	(2,268)	—	(2,334)
Net Flows	322	3,964	696	4,982	(65)	(2,142)	1,417	(790)
Realizations	(77)	(257)	(394)	(728)	(1,670)	(650)	(490)	(2,810)
Market Activity(3)	(40)	163	(22)	101	4	601	32	637
End of Period	$29,530	$108,774	$7,124	$145,428	$28,468	$92,667	$7,154	$128,289

(1)
At the individual segment level, inflows include new subscriptions, commitments, capital raised, other increases in available capital, purchases, acquisitions and portfolio company appreciation. Outflows represent redemptions, other decreases in available capital and portfolio company depreciation. Realizations represent fund distributions of realized proceeds. Market activity represents gains (losses), the impact of foreign exchange rate fluctuations and other income.

(2)	Outflows for Fee-Generating AUM include redemptions of $294.6 million and $383.6 million during the three months ended June 30, 2016 and 2015, respectively.

(3)
Includes foreign exchange impacts of $(249.7) million and $(34.2) million for credit and real estate, respectively, during the three months ended June 30, 2016, and foreign exchange impacts of $107.9 million and $43.8 million for credit and real estate, respectively, during the three months ended June 30, 2015.

	For the Six Months Ended June 30,
	2016				2015
	Private Equity	Credit	Real Estate	Total	Private Equity	Credit	Real Estate	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$29,258	$101,522	$7,317	$138,097	$30,285	$92,192	$6,237	$128,714
Inflows	693	8,621	813	10,127	1	3,426	1,739	5,166
Outflows(2)	(304)	(1,374)	(46)	(1,724)	(89)	(2,574)	(111)	(2,774)
Net Flows	389	7,247	767	8,403	(88)	852	1,628	2,392
Realizations	(77)	(437)	(941)	(1,455)	(1,732)	(955)	(712)	(3,399)
Market Activity(3)	(40)	442	(19)	383	3	578	1	582
End of Period	$29,530	$108,774	$7,124	$145,428	$28,468	$92,667	$7,154	$128,289

(1)
At the individual segment level, inflows include new subscriptions, commitments, capital raised, other increases in available capital, purchases, acquisitions and portfolio company appreciation. Outflows represent redemptions, other decreases in available capital and portfolio company depreciation. Realizations represent fund distributions of realized proceeds. Market activity represents gains (losses), the impact of foreign exchange rate fluctuations and other income.

(2)	Outflows for Fee-Generating AUM include redemptions of $584.6 million and $410.3 million during the six months ended June 30, 2016 and 2015, respectively.

(3)
Includes foreign exchange impacts of $136.8 million and $(18.7) million for credit and real estate, respectively, during the six months ended June 30, 2016, and foreign exchange impacts of $(243.1) million and $(43.9) million for credit and real estate, respectively, during the six months ended June 30, 2015.

Total Fee-Generating AUM was $145.4 billion at June 30, 2016, an increase of $4.3 billion or 3.1%, compared to $141.1 billion at March 31, 2016. The net increase was primarily due to:

Net flows of $5.0 billion primarily related to:

•
a $4.0 billion increase related to funds we manage in the credit segment primarily consisting of a $2.2 billion increase in Assets Under Management relating to Athene Holding, a $0.9 billion increase due to the commencement of fees paid by a non-traded business development company we sub-advise, subscriptions of $0.9 billion, $0.4 billion in new equity and origination at MidCap, and fee-generating capital deployment of $0.3 billion. This was offset by $0.3 billion of net segment transfers and redemptions of $0.3 billion.

Market activity of $0.1 billion primarily related to appreciation in the funds we manage in the credit segment.

Offsetting these increases were:

Realizations of $0.7 billion primarily related to:

•
$0.4 billion related to funds we manage in the real estate segment primarily driven by distributions of $0.3 billion from our real estate debt funds and $0.1 billion from our real estate equity funds; and

•
$0.3 billion related to funds we manage in the credit segment primarily driven by certain of our liquid/performing funds, including returns to CLO investors, and distributions of $0.1 billion from permanent capital vehicles.

Total Fee-Generating AUM was $145.4 billion at June 30, 2016, an increase of $7.3 billion or 2.2%, compared to $138.1 billion at December 31, 2015. The net increase was primarily due to:

Net flows of $8.4 billion primarily related to:

•
a $7.2 billion increase related to funds we manage in the credit segment primarily consisting of a $3.4 billion increase in Assets Under Management relating to Athene Holding, subscriptions of $1.6 billion, $1.0 billion in new equity and origination at MidCap, a $0.9 billion increase due to the commencement of fees paid by a non-traded business development company we sub-advise, fee-generating capital deployment of $0.6 billion, and an increase in leverage of $0.2 billion. This was partially offset by $0.6 billion of redemptions and $0.2 billion of net segment transfers.

Market activity of $0.4 billion primarily related to appreciation in the funds we manage in the credit segment.

Offsetting these increases were:

Realizations of $1.5 billion primarily related to:

•
$0.9 billion related to funds we manage in the real estate segment primarily driven by distributions of $0.6 billion from our real estate debt funds and $0.3 billion from our real estate equity funds; and

•
$0.4 billion related to funds we manage in the credit segment primarily driven by certain of our liquid/performing funds, including returns to CLO investors, and distributions of $0.1 billion from permanent capital vehicles.

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

Capital Deployed
The following table summarizes by segment the capital deployed for funds and SIAs with a defined maturity date and certain funds and SIAs in Apollo’s real estate debt strategy during the specified reporting periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)		(in millions)
Private Equity	$4,638	$895	$5,139	$1,911
Credit	620	1,355	1,957	2,115
Real Estate(1)	649	623	983	1,088
Total capital deployed	$5,907	$2,873	$8,079	$5,114

(1)
Included in capital deployed is $605 million and $907 million for the three and six months ended June 30, 2016, respectively, and $574 million and $992 million for the three and six months ended June 30, 2015, respectively, related to funds in Apollo’s real estate debt strategy.

Uncalled Commitments
The following table summarizes the uncalled commitments by segment during the specified reporting periods:

	As of June 30, 2016	As of December 31, 2015
	(in millions)
Private Equity	$17,247	$19,487
Credit	9,066	8,557
Real Estate	1,480	984
Total uncalled commitments(1)	$27,793	$29,028

(1)
As of June 30, 2016 and December 31, 2015, $24.9 billion and $26.1 billion, respectively, represented the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of our funds.

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

Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund IV generated a 12% gross IRR and a 9% net IRR since its inception through June 30, 2016, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through June 30, 2016. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares” in the 2015 Annual Report.
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

All amounts are as of June 30, 2016, unless otherwise noted:

									As of June 30, 2016
($ in millions)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital(1)	Realized Value(1)	Remaining Cost(1)	Unrealized Value(1)	Total Value(1)	Gross IRR(1)		Net IRR(1)
Private Equity:
Fund VIII	2013	$19,380	$18,377	$7,098	$302	$6,843	$8,230	$8,532	25%		10%
Fund VII	2008	7,429	14,677	15,883	28,729	3,826	4,315	33,044	35		27
Fund VI	2006	3,546	10,136	12,457	17,955	3,551	2,808	20,763	12		9
Fund V	2001	370	3,742	5,192	12,681	154	112	12,793	61		44
Fund I, II, III, IV & MIA(3)	Various	42	7,320	8,753	17,400	—	28	17,428	39		26
Traditional Private Equity Funds(4)		$30,767	$54,252	$49,383	$77,067	$14,374	$15,493	$92,560	39%		25%
AION	2013	742	826	226	93	166	162	255	9%		(6)%
ANRP I	2012	1,294	1,323	960	216	815	886	1,102	7		2
ANRP II(5)	—	2,241	2,207	407	64	364	411	475	NM	(2)	NM	(2)
Total Private Equity(10)		$35,044	$58,608	$50,976	$77,440	$15,719	$16,952	$94,392
Credit:
Credit Opportunity Funds
COF III	2014	$3,076	$3,426	$3,768	$1,062	$2,638	$2,184	$3,246	(9)%		(10)%
COF I & II	2008	447	3,068	3,787	7,359	146	166	7,525	23		20
European Principal Finance Funds
EPF II(6)	2012	4,040	3,431	3,436	1,294	2,141	3,080	4,374	20		11
EPF I(6)	2007	318	1,438	1,890	3,092	3	85	3,177	23		17
Structured Credit Funds
FCI II	2013	2,315	1,555	1,824	451	1,587	1,960	2,411	20		15
FCI	2012	1,016	559	1,158	728	776	827	1,555	16		12
SCRF III (13)	2015	1,093	1,238	1,132	266	742	1,028	1,294	13		10
SCRF I & II (13)	Various	12	222	707	872	8	12	884	27		21
Other Drawdown Funds & SIAs(7)	Various	6,659	8,176	6,737	6,640	2,071	1,807	8,447	9		6
Total Credit(11)		$18,976	$23,113	$24,439	$21,764	$10,112	$11,149	$32,913
Real Estate:
U.S. RE Fund II(5)(8)	—	$603	$592	$372	$18	$369	$381	$399	NM	(2)	NM	(2)
U.S. RE Fund I(8)	2012	556	653	628	529	293	374	903	17%		14%
AGRE Debt Fund I	2011	652	1,633	1,545	1,146	614	562	1,708	8		6
CPI Funds(9)	Various	881	4,971	2,515	2,557	363	114	2,671	16		12
Total Real Estate(12)		$2,692	$7,849	$5,060	$4,250	$1,639	$1,431	$5,681

(1)	Refer to the definitions of Total Invested Capital, Realized Value, Remaining Cost, Unrealized Value, Total Value, Gross IRR and Net IRR described elsewhere in this report.

(2)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

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

(4)	Total IRR is calculated based on total cash flows for all funds presented.

(5)	ANRP II and U.S. RE Fund II were launched prior to June 30, 2016 and have not established their vintage year.

(6)	Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.11 as of June 30, 2016.

(7)
Amounts presented have been aggregated for (i) drawdown funds with AUM greater than $500 million that do not form part of a flagship series of funds and (ii) SIAs with AUM greater than $200 million that do not predominantly invest in other Apollo funds or SIAs. Certain SIAs’ historical figures are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.11 as of June 30, 2016. Additionally, certain SIAs totaling $1.8 billion of AUM have been excluded from Total Invested Capital, Realized Value, Remaining Cost, Unrealized Value and Total Value. These SIAs have an open ended life and a significant turnover in their portfolio assets due to the ability to recycle capital. These SIAs had $8.8 billion of Total Invested Capital through June 30, 2016.

(8)
U.S. RE Fund I and U.S. RE Fund II, closed-end private investment funds, had $150 million and $162 million of co-investment commitments raised as of June 30, 2016, respectively, which are included in the figures in the table. A co-invest entity within U.S. RE Fund I is denominated in GBP and translated into U.S. dollars at an exchange rate of £1.00 to $1.33 as of June 30, 2016.

(9)
As part of the acquisition of Citi Property Investors (“CPI”), Apollo acquired general partner interests in fully invested funds. CPI Funds refers to CPI Capital Partners North America, CPI Capital Partners Asia Pacific, CPI Capital Partners Europe and other CPI funds or individual investments of which Apollo is not the general partner or manager and only receives fees pursuant to either a sub-advisory agreement or an investment management and administrative agreement. For CPI Capital Partners North America, CPI Capital Partners Asia Pacific and CPI Capital Partners Europe, the gross and net IRRs are presented in the investment record table since acquisition on November 12, 2010. The aggregate net IRR for these funds from their inception to June 30, 2016 was (1)%. This net IRR was primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo only became the general partner or manager of these funds upon completing the acquisition on November 12, 2010.

(10)
Certain private equity co-investment vehicles and funds with AUM less than $500 million have been excluded. These co-investment vehicles and funds had $6.1 billion of aggregate AUM as of June 30, 2016.

(11)	Certain credit funds and SIAs with AUM less than $500 million and $200 million, respectively, have been excluded. These funds and SIAs had $1.8 billion of aggregate AUM as of June 30, 2016.

(12)
Certain accounts owned by or related to Athene, certain co-investment vehicles and certain funds with AUM less than $500 million have been excluded. These accounts, co-investment vehicles and funds had $5.5 billion of aggregate AUM as of June 30, 2016.

(13)	Remaining cost for certain of our credit funds may include physical cash called, invested or reserved for certain levered investments.
Private Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of June 30, 2016:

	Total Invested Capital	Total Value	Gross IRR
	(in millions)
Distressed for Control	$6,898	$17,995	29%
Non-Control Distressed	6,274	8,809	71
Total	13,172	26,804	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit(1)	36,211	65,756	22
Total	$49,383	$92,560	39%

(1)	Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

The following tables provide additional detail on the composition of the Fund VIII, Fund VII, Fund VI and Fund V private equity portfolios based on investment strategy. Amounts for Fund I, II, III and IV are included in the table above but not presented below as their remaining value is less than $100 million or the fund has been liquidated. All amounts are as of June 30, 2016:
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,260	$2,772
Opportunistic Buyouts	4,343	5,183
Distressed	495	577
Total	$7,098	$8,532
Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,299	$5,584
Opportunistic Buyouts	4,111	9,226
Distressed/Other Credit(2)	9,473	18,234
Total	$15,883	$33,044
Fund VI

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$3,216	$3,882
Opportunistic Buyouts	6,555	11,918
Distressed/Other Credit(2)	2,686	4,963
Total	$12,457	$20,763
Fund V

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$1,605	$4,964
Opportunistic Buyouts	2,165	5,332
Distressed	1,422	2,497
Total	$5,192	$12,793

(1)
Committed capital less unfunded capital commitments for Fund VIII and Fund VII was $7.8 billion and $13.8 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreement or other governing agreements.

(2)	The Distressed investment strategy includes distressed for control, non-control distressed and other credit.

During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through June 30, 2016), our private equity funds have invested $38.8 billion, of which $18.5 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII, VI and V was 5.6x, 6.1x, 7.7x and 6.6x, respectively, as of June 30, 2016, and actively investing funds may include committed investments not yet closed. Our average entry multiple for a private equity fund is the average of the total enterprise value over an applicable adjusted earnings before interest, taxes, depreciation and amortization which may incorporate certain adjustments based on the investment team’s estimate and we believe captures the true economics of our funds’ investments in portfolio companies.
Credit
The following table presents the AUM and gross and net returns information for Apollo’s credit segment by category type:

	As of June 30, 2016				Gross Returns(1)		Net Returns(1)
Category	AUM	Fee-Generating AUM	Carry-Eligible AUM	Carry-Generating AUM	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
	(in millions)
Liquid/Performing	$35,468	$31,738	$20,220	$10,339	3.0%	4.1%	2.8%	3.8%
Drawdown(2)	20,748	11,875	18,664	6,642	6.4	8.1	5.7	7.0
Permanent capital vehicles ex Athene Non-Sub-Advised(3)	14,780	11,329	9,551	8,964	1.6	2.1	0.7	0.4
Athene Non-Sub-Advised(3)	53,832	53,832	—	—	N/A	N/A	N/A	N/A
Advisory (4)	9,056	—	—	—	N/A	N/A	N/A	N/A
Total Credit	$133,884	$108,774	$48,435	$25,945	3.7%	4.9%	3.3%	4.2%

(1)
The gross and net returns for the three and six months ended June 30, 2016 for total credit excludes assets managed by AAM that are not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo.

(2)
As of June 30, 2016, significant drawdown funds and SIAs had inception-to-date gross and net IRRs of 16.4% and 12.6%, respectively. Significant drawdown funds and SIAs include funds and SIAs with AUM greater than $200 million that do not predominantly invest in other Apollo funds or SIAs.

(3)
Athene Non-Sub-Advised reflects total Athene-related AUM of $68.1 billion less $14.3 billion of assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo. Athene Non-Sub-Advised includes $5.1 billion of Athene AUM for which AAME, a subsidiary of Apollo, provides investment advisory services.

(4)
Advisory refers to certain assets advised by AAME. AAME is a subsidiary of Apollo which provides asset allocation and risk management advisory services principally to certain of the insurance and bank institutions acquired by Apollo managed funds on either a cost reimbursement or low margin basis.  As of June 30, 2016, AAME provided investment advisory services with respect to $14.3 billion of Apollo’s total AUM, including $9.2 billion of Advisory AUM within Apollo’s credit segment, as well as $5.1 billion of Athene AUM.

Liquid/Performing
The following table summarizes the investment record for funds in the liquid/performing category within Apollo’s credit segment. The significant funds included in the investment record table below have greater than $200 million of AUM and do not predominantly invest in other Apollo funds or SIAs.

			Net Returns
	Vintage Year	Total AUM	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Credit:		(in millions)
Hedge Funds(1)	Various	$5,686	3%	5%	1%	3%
CLOs(2)	Various	13,840	2	4	1	3
SIAs / Other	Various	15,942	3	3	1	3
Total		$35,468

(1)	Hedge funds includes Apollo Credit Strategies Master Fund Ltd., Apollo Credit Master Fund Ltd., Apollo Credit Short Opportunities Fund and Apollo Value Strategic Fund, L.P.

(2)	CLO returns are calculated based on gross return on invested assets, which excludes cash.

Permanent Capital
The following table summarizes the investment record for our permanent capital vehicles by segment, excluding AAA, assets managed by Athene Asset Management and another affiliate of Apollo that provides advisory services to Athene:

			Total Returns(1)
	IPO Year(2)	Total AUM	For the Three Months Ended June 30, 2016		For the Six Months Ended June 30, 2016		For the Three Months Ended June 30, 2015		For the Six Months Ended June 30, 2015
Credit:		(in millions)
MidCap(3)	N/A	$6,682	NM	(4)	NM	(4)	NM	(4)	NM	(4)
AIF	2013	372	9%		9%		(1)%		3%
AFT	2011	423	6		8		1		10
AMTG(5)	2011	3,282	3		20		(5)		(1)
AINV(6)	2004	5,090	3		14		(5)		1
Real Estate:
ARI	2009	2,987	1%		(1)%		(2)%		6%
Total		$18,836

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

(5)
All amounts are as of March 31, 2016, except for total returns. Refer to www.apolloresidentialmortgage.com for the most recent financial information on AMTG. The information contained on AMTG’s website is not part of this report.

(6)
All amounts are as of March 31, 2016, except for total returns. Refer to www.apolloic.com for the most recent financial information on AINV. The information contained on AINV’s website is not part of this report. Includes $1.4 billion of AUM related to a non-traded business development company sub-advised by Apollo. Total returns exclude performance of the non-traded business development company.

Athene and SIAs
As of June 30, 2016, Apollo managed or advised $68.1 billion of total AUM in accounts owned by or related to Athene, of which approximately $14.3 billion was either sub-advised by Apollo or invested in Apollo funds and investment vehicles managed by Apollo. Of the approximately $14.3 billion of AUM, the vast majority were in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities, and insurance-linked securities.
As of June 30, 2016, Apollo managed approximately $18 billion of total AUM in SIAs, which include certain SIAs in the investment record tables above and capital deployed from certain SIAs across Apollo’s private equity, credit and real estate funds.

Overview of Results of Operations
Revenues
Advisory and Transaction Fees from Affiliates, Net. As a result of providing advisory services with respect to actual and potential private equity, credit, and real estate investments, we are entitled to receive fees for transactions related to the acquisition and, in certain instances, disposition of portfolio companies as well as fees for ongoing monitoring of portfolio company operations and directors’ fees. We also receive advisory fees for advisory services provided to certain credit funds. In addition, monitoring fees are generated on certain structured portfolio company investments. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Such amounts are presented as a reduction to advisory and transaction fees from affiliates, net, in the condensed consolidated statements of operations. See note 2 to our condensed consolidated financial statements for more detail on advisory and transaction fees from affiliates, net.
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
As of June 30, 2016, approximately 58% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 42% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our private equity, credit and real estate segments, the percentage determined using market-based valuation methods as of June 30, 2016 was 22%, 74% and 50%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest” in the 2015 Annual Report for a discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
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

The table below presents an analysis of Apollo’s (i) carried interest receivable on an unconsolidated basis and (ii) realized and unrealized carried interest income (loss) for Apollo’s combined segments’ Incentive Business as of and for the three and six months ended June 30, 2016:

	As of June 30, 2016		For the Three Months Ended June 30, 2016			For the Six Months Ended June 30, 2016
	Carried Interest Receivable on an Unconsolidated Basis		Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income (Loss)	Total Carried Interest Income (Loss)	Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income (Loss)	Total Carried Interest Income (Loss)
	(in thousands)
Private Equity Funds:
Fund VIII	$136,580		$134,603	$—	$134,603	$136,581	$—	$136,581
Fund VII(1)	61,780		43,098	—	43,098	(6,953)	—	(6,953)
Fund VI(1)	—		(55,926)	—	(55,926)	(89,442)	—	(89,442)
Fund V	—	(3)	(1,984)	—	(1,984)	(400)	—	(400)
Fund IV	5,485		(1,827)	266	(1,561)	(711)	266	(445)
AAA/Other(2)	268,817	(3)	89,881	—	89,881	22,435	—	22,435
Total Private Equity Funds	472,662		207,845	266	208,111	61,510	266	61,776
Total Private Equity Funds, net of profit share	320,599		140,302	134	140,436	51,341	134	51,475
Credit Category:
Drawdown	209,984	(3)	61,160	23,426	84,586	42,184	43,425	85,609
Liquid/Performing	73,424		14,961	10,328	25,289	9,949	26,564	36,513
Permanent capital vehicles ex AAM	35,718		4,276	6,292	10,568	7,085	15,209	22,294
Total Credit Funds	319,126		80,397	40,046	120,443	59,218	85,198	144,416
Total Credit Funds, net of profit share	103,602		46,443	16,831	63,274	34,401	31,422	65,823
Real Estate Funds:
CPI Funds	1,853		(85)	—	(85)	503	—	503
U.S. RE Fund I	17,022		1,048	40	1,088	(1,973)	3,581	1,608
U.S. RE Fund II	224		(359)	—	(359)	224	—	224
Other	4,864		(2,341)	1,628	(713)	(3,868)	2,858	(1,010)
Total Real Estate Funds	23,963		(1,737)	1,668	(69)	(5,114)	6,439	1,325
Total Real Estate Funds, net of profit share	12,951		(1,076)	1,118	42	(3,282)	2,261	(1,021)
Total	$815,751		$286,505	$41,980	$328,485	$115,614	$91,903	$207,517
Total, net of profit share	$437,152	(4)	$185,669	$18,083	$203,752	$82,460	$33,817	$116,277

(1)
As of June 30, 2016, the remaining investments and escrow cash of Fund VIII, Fund VII and Fund VI were valued at 111%, 107% and 83% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of June 30, 2016, Fund VI had $167.6 million of gross carried interest income, or $110.7 million net of profit sharing, in escrow. As of June 30, 2016, Fund VII had $5.3 million of gross carried income, or $2.9 million net of profit sharing, in escrow. As of June 30, 2016, Fund VIII had no carried interest held in escrow. With respect to Fund VIII, Fund VII and Fund VI, realized carried interest income currently distributed to the general partner is limited to potential tax distributions per the fund’s partnership agreement.

(2)
As of June 30, 2016, AAA includes $202.4 million of carried interest receivable, or $133.5 million net of profit sharing, from AAA Investments, which will be paid in common shares of Athene Holding (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the U.S. Securities Exchange Act of 1934, as amended), or paid in cash if AAA sells the shares of Athene Holding. In addition, Other includes certain SIAs.

(3)
As of June 30, 2016, Fund V, Fund VI, APC, ANRP I, ACLF, and certain SIAs within the credit segment had $11.2 million, $36.9 million, $2.1 million, $3.4 million, $22.9 million and $36.4 million, respectively, in general partner obligations to return previously distributed carried interest income. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations in Fund V, Fund VI, APC, ANRP I, ACLF, and certain SIAs within the credit segment was $74.4 million, $274.9 million, $12.0 million, $154.8 million, $55.9 million, and $253.0 million, respectively, as of June 30, 2016.

(4)
As of June 30, 2016 there was a corresponding profit sharing payable of $378.6 million, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $71.0 million, respectively.

The general partners of the private equity, credit and real estate funds listed in the table above were accruing carried interest income as of June 30, 2016. The investment manager of AINV accrues carried interest in the management company business as it is earned. The general partners of certain of our credit funds accrue carried interest when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments, which we refer to as “high water marks.” These high water marks are applied on an individual investor basis. Certain of our credit funds have investors with various high water marks, the achievement of which is subject to market conditions and investment performance.
Carried interest income from our private equity funds and certain credit and real estate funds is subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative carried interest distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. These general partner obligations, if applicable, are included in due to affiliates on the condensed consolidated statements of financial condition. As of June 30, 2016, there was $112.9 million, respectively, of such general partner obligations related to our funds. Carried interest receivable is reported on a separate line item within the condensed consolidated statements of financial condition.
The following table summarizes our carried interest income since inception for our combined segments through June 30, 2016:

	Carried Interest Income Since Inception(1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation as of June 30, 2016(3)	Maximum Carried Interest Income Subject to Potential Reversal(4)
	(in millions)
Private Equity Funds:
Fund VIII	$136.6	$—	$136.6	$—	$136.6
Fund VII	61.8	3,091.8	3,153.6	—	582.6
Fund VI	—	1,658.9	1,658.9	36.9	1,075.8
Fund V	—	1,455.0	1,455.0	11.2	16.8
Fund IV	5.5	598.1	603.6	—	5.6
AAA/Other	268.8	168.7	437.5	3.4	268.9
Total Private Equity Funds	472.7	6,972.5	7,445.2	51.5	2,086.3
Credit Category(5):
Drawdown	210.0	952.6	1,162.6	61.4	295.2
Liquid/Performing	73.4	411.4	484.8	—	65.7
Permanent capital vehicles ex AAM	17.5	—	17.5	—	17.5
Total Credit Funds	300.9	1,364.0	1,664.9	61.4	378.4
Real Estate Funds:
CPI Funds	1.9	8.3	10.2	—	1.9
U.S. RE Fund I	17.0	8.3	25.3	—	20.7
U.S. RE Fund II	0.2	—	0.2	—	0.2
Other	4.9	4.2	9.1	—	4.9
Total Real Estate Funds	24.0	20.8	44.8	—	27.7
Total	$797.6	$8,357.3	$9,154.9	$112.9	$2,492.4

(1)	Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.11 as of June 30, 2016.

(2)	Amounts in “Distributed by Fund and Recognized” for the CPI, Gulf Stream and Stone Tower funds and SIAs are presented for activity subsequent to the respective acquisition dates.

(3)
Amounts were computed based on the fair value of fund investments on June 30, 2016. Carried interest income has been allocated to and recognized by the general partner. Based on the amount of carried interest income allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed carried interest income or fees at June 30, 2016. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(4)
Represents the amount of carried interest income that would be reversed if remaining fund investments became worthless on June 30, 2016. Amounts subject to potential reversal of carried interest income include amounts undistributed by a fund (i.e., the carried interest receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed carried interest income, except for those funds that are gross of taxes as defined in the respective funds’ management agreement.

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
Other Expenses. The balance of our other expenses includes interest, professional fees, placement fees, occupancy, depreciation and amortization and other general operating expenses. Interest expense consists primarily of interest related to the 2013 AMH Credit Facilities, the 2024 Senior Notes and the 2026 Senior Notes as discussed in note 9 to our condensed consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets. Other general operating expenses normally include costs related to travel, information technology and administration.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the 54.0% and 56.2% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of June 30, 2016 and 2015, respectively. Non-Controlling Interests also include limited partner interests in certain consolidated funds and VIEs.
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

Results of Operations
Below is a discussion of our condensed consolidated results of operations for the three and six months ended June 30, 2016 and 2015. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months Ended June 30,		Amount Change	Percentage Change	For the Six Months Ended June 30,		Amount Change	Percentage Change
	2016	2015			2016	2015
Revenues:	(in thousands)				(in thousands)
Advisory and transaction fees from affiliates, net	$64,899	$15,450	$49,449	320.1%	$72,898	$24,993	$47,905	191.7%
Management fees from affiliates	267,063	230,584	36,479	15.8	500,858	455,473	45,385	10.0
Carried interest income from affiliates	328,485	105,693	222,792	210.8	207,517	174,285	33,232	19.1
Total Revenues	660,447	351,727	308,720	87.8	781,273	654,751	126,522	19.3
Expenses:
Compensation and benefits:
Salary, bonus and benefits	100,188	88,870	11,318	12.7	197,422	176,503	20,919	11.9
Equity-based compensation	34,038	22,279	11,759	52.8	48,040	42,382	5,658	13.4
Profit sharing expense	127,220	61,635	65,585	106.4	89,615	110,264	(20,649)	(18.7)
Total compensation and benefits	261,446	172,784	88,662	51.3	335,077	329,149	5,928	1.8
Interest expense	9,800	7,485	2,315	30.9	17,673	14,925	2,748	18.4
General, administrative and other	32,823	21,556	11,267	52.3	60,567	44,327	16,240	36.6
Professional fees	22,705	19,725	2,980	15.1	39,139	34,689	4,450	12.8
Occupancy	9,698	10,131	(433)	(4.3)	19,520	20,089	(569)	(2.8)
Placement fees	2,064	1,665	399	24.0	3,828	3,185	643	20.2
Depreciation and amortization	4,862	11,193	(6,331)	(56.6)	9,493	22,171	(12,678)	(57.2)
Total Expenses	343,398	244,539	98,859	40.4	485,297	468,535	16,762	3.6
Other Income:
Net gains from investment activities	89,010	24,424	64,586	264.4	32,541	26,542	5,999	22.6
Net gains from investment activities of consolidated variable interest entities	698	5,800	(5,102)	(88.0)	2,017	7,128	(5,111)	(71.7)
Income from equity method investments	44,960	17,119	27,841	162.6	41,143	16,058	25,085	156.2
Interest income	1,296	860	436	50.7	1,881	1,585	296	18.7
Other income, net	778	1,775	(997)	(56.2)	525	6,649	(6,124)	(92.1)
Total Other Income	136,742	49,978	86,764	173.6	78,107	57,962	20,145	34.8
Income before income tax provision	453,791	157,166	296,625	188.7	374,083	244,178	129,905	53.2
Income tax provision	(37,988)	(9,092)	(28,896)	317.8	(32,841)	(14,606)	(18,235)	124.8
Net Income	415,803	148,074	267,729	180.8	341,242	229,572	111,670	48.6
Net income attributable to Non-Controlling Interests	(241,711)	(91,646)	(150,065)	163.7	(199,978)	(142,217)	(57,761)	40.6
Net Income (Loss) Attributable to Apollo Global Management, LLC	$174,092	$56,428	$117,664	208.5%	$141,264	$87,355	$53,909	61.7%

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
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Advisory and transaction fees from affiliates, net, increased by $49.4 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $60.6 million, offset by a decrease related to Fund VII’s portfolio companies of $6.5 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Management fees from affiliates increased by $36.5 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. This change was primarily attributable to increased management fees earned with respect to ANRP II, assets advised by AAME, MidCap and COF III of $9.3 million, $5.0 million, $3.7 million and $2.5 million, respectively, during the three months ended June 30, 2016 as compared to the same period during 2015. The change in management fees was also driven by an increase in management fees of $7.7 million in relation to the AHL Awards granted to the Company’s employees, which are liability awards that are marked-to-market based on the valuation of Athene (see note 11 to the consolidated financial statements).
Carried interest income from affiliates increased $222.8 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. This change was primarily attributable to increased carried interest income earned from our private equity and credit funds of $126.8 million and $98.0 million, respectively, during the three months ended June 30, 2016 as compared to the same period in 2015. For additional details regarding changes in carried interest income in each segment, see “—Segment Analysis” below.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Advisory and transaction fees from affiliates, net, increased by $47.9 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $60.4 million, offset by a decrease in net advisory and transaction fees earned with respect to Fund VII’s portfolio companies of $6.9 million, during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
Management fees from affiliates increased by $45.4 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. This change was primarily attributable to increased management fees earned with respect to ANRP II, MidCap and assets advised by AAME of $16.7 million, $6.9 million and $6.5 million, respectively, during the six months ended June 30, 2016 as compared to the same period during 2015, offset by decreased management fees earned from AINV and Fund VI of $7.4 million and $5.3 million, respectively, during the six months ended June 30, 2016 as compared to the same period during 2015. In addition, management fees increased by $23.1 million related to various expense reimbursements from our funds during the six months ended June 30, 2016 as compared to the same period during 2015.
Carried interest income from affiliates increased by $33.2 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. This change was primarily attributable to increased carried interest income earned from our credit funds of $110.7 million, offset by decreased carried interest income earned from our private equity funds of $74.5 million during the six months ended June 30, 2016 as compared to the same period in 2015. For additional details regarding changes in carried interest income in each segment, see “—Segment Analysis” below.

Expenses
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Compensation and benefits increased by $88.7 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This change was primarily attributable to an increase in profit sharing expense of $65.6 million due to increased carried interest income during the three months ended June 30, 2016, as compared to the same period in 2015. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period. In addition, equity-based compensation increased $11.8 million during the three months ended June 30, 2016 as compared to the same period in 2015. This increase was a result of an increase in expenses incurred in relation to the AHL Awards granted to the Company’s employees, which are liability awards that are marked to market based on the valuation of Athene (see note 11 to the condensed consolidated financial statements) during the three months ended June 30, 2016. Salary, bonus and benefits also increased $11.3 million during the three months ended June 30, 2016 as compared to the same period in 2015 as a result of an increase in headcount during the three months ended June 30, 2016.
Included in profit sharing expense is $13.0 million and $20.3 million related to the Incentive Pool for the three months ended June 30, 2016 and 2015, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular quarter. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
Interest expense increased $2.3 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015 as a result of the issuance of the 2026 Senior Notes in May, 2016, as described in note 9 to our condensed consolidated financial statements.
General, administrative and other expenses increased by $11.3 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015 primarily due to certain expenses where the Company is considered the principal under the agreements and is required to record the expense and related reimbursement on a gross basis.
Professional fees increased by $3.0 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This change was primarily attributable to an increase in accounting and consulting fees during the three months ended June 30, 2016 as compared to the same period in 2015.
Depreciation and amortization decreased by $6.3 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015 as a result of certain intangibles in connection with the acquisition of Stone Tower Capital LLC and its related management companies being fully amortized at December 31, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Compensation and benefits increased by $5.9 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This change was primarily attributable to an increase in salary, bonus and benefits of $20.9 million during the six months ended June 30, 2016 as compared to the same period in 2015 as a result of an increase in headcount during the six months ended June 30, 2016. In addition, equity-based compensation increased by $5.7 million during the six months ended June 30, 2016 as compared to the same period in 2015. This increase was a result of an increase in expenses incurred in relation to the AHL Awards granted to the Company’s employees, which are liability awards that are marked to market based on the valuation of Athene (see note 11 to the condensed consolidated financial statements) during the six months ended June 30, 2016. The increases in salary, bonus and benefits and equity-based compensation were offset by a decrease in profit sharing expense of $20.6 million due to decreased carried interest income earned from private equity funds during the six months ended June 30, 2016, as compared to the same period in 2015, offset by increased carried interest income earned from credit funds during the six months ended June 30, 2016, as compared to the same period in 2015. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period.
Included in profit sharing expense is $31.5 million and $32.8 million related to the Incentive Pool for the six months ended June 30, 2016 and 2015, respectively.
Interest expense increased $2.7 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015 as a result of the issuance of the 2026 Senior Notes in May, 2016, as described in note 9 to our condensed consolidated financial statements.
General, administrative and other expenses increased by $16.2 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015 primarily due to certain expenses where the Company is considered the principal under the agreements and is required to record the expense and related reimbursement on a gross basis.
Professional fees increased by $4.5 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This change was primarily attributable to an increase in consulting and accounting fees during the six months ended June 30, 2016 as compared to the same period in 2015.
Depreciation and amortization decreased by $12.7 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015 as a result of certain intangibles in connection with the acquisition of Stone Tower Capital LLC and its related management companies being fully amortized at December 31, 2015.
Other Income (Loss)
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Net gains from investment activities increased by $64.6 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This change was primarily attributable to an unrealized gain on the Company’s investment in Athene during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. See note 5 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene.
Net gains from investment activities of consolidated VIEs decreased by $5.1 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. See note 6 to the condensed consolidated financial statements for details regarding net gains from investment activities of consolidated VIEs.
Income from equity method investments increased by $27.8 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This change was primarily driven by increases in the values of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Fund VIII, AAA and EPF II of $12.1 million, $11.8 million and $5.6 million, respectively.
Other income, net decreased by $1.0 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This change was primarily driven by a bargain purchase gain in connection with the acquisition of Venator Real Estate Capital Partners during the three months ended June 30, 2015.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net gains from investment activities increased by $6.0 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This change was primarily attributable to an unrealized gain on the Company’s investment in Athene during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. See note 5 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene.
Net gains from investment activities of consolidated VIEs decreased by $5.1 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. See note 6 to the condensed consolidated financial statements for details regarding net gains from investment activities of consolidated VIEs.
Income from equity method investments increased by $25.1 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This change was primarily driven by increases in the values of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Fund VIII, EPF II and AEOF of $22.0 million, $5.3 million and $2.6 million, respectively. These increases were offset by a decrease in the value of Apollo’s ownership interest in Fund VII of $9.7 million during the six months ended June 30, 2016 as compared to the same period in 2015.
Other income, net decreased by $6.1 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This change was primarily driven by foreign exchange losses during the six months ended June 30, 2016, compared to foreign exchange gains during the six months ended June 30, 2015. This change was also driven by a bargain purchase gain in connection with the acquisition of Venator Real Estate Capital Partners during the six months ended June 30, 2015.
Income Tax (Provision) Benefit
The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. federal income tax purposes. As a result, only a portion of the income we earn is subject to corporate-level tax in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes.
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
The Company records its income tax provision based on an estimated full-year effective tax rate. The effective tax rate was 8.4% and 5.8% for the three months ended June 30, 2016 and 2015, respectively. The income tax provision increased by $28.9 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015 primarily due to a change in the mix of earnings which are subject to corporate-level taxation, as well as an increase in Management Business income subject to corporate-level taxation. The differences between our statutory tax rate and our effective tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; and (iii) state and local income taxes including NYC UBT (see note 8 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
The Company records its income tax provision based on an estimated full-year effective tax rate of 8.8% and 6.0% for the six months ended June 30, 2016 and 2015, respectively.  The income tax provision increased by $18.2 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015 primarily due to a change in the mix of earnings which are subject to corporate-level taxation, as well as an increase in Management Business income subject to corporate-level taxation. The differences between our statutory tax rate and our effective tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; and (iii) state and local income taxes including NYC UBT (see note 8 to the condensed consolidated financial statements for further details regarding the Company’s income tax (provision) benefit).

Non-Controlling Interests
Net income (loss) attributable to Non-Controlling Interests in the Apollo Operating Group consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$415,803	$148,074	$341,242	$229,572
Net income attributable to Non-Controlling Interests in consolidated entities	(2,078)	(8,497)	(4,113)	(11,057)
Net income after Non-Controlling Interests in consolidated entities	413,725	139,577	337,129	218,515
Adjustments:
Income tax provision(1)	37,988	9,092	32,841	14,606
NYC UBT and foreign tax benefit(2)	(8,247)	(2,243)	(7,296)	(3,117)
Net income (loss) in non-Apollo Operating Group entities	(1)	161	19	398
Total adjustments	29,740	7,010	25,564	11,887
Net income after adjustments	443,465	146,587	362,693	230,402
Approximate weighted average ownership percentage of Apollo Operating Group	54.0%	56.5%	54.1%	56.9%
Net income attributable to Non-Controlling Interests in Apollo Operating Group	$239,633	$83,149	$195,865	$131,160

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

Private Equity
The following tables sets forth our segment statement of operations information and our supplemental performance measure, EI, for the Management Business and Incentive Business within our private equity segment for the three and six months ended June 30, 2016 and 2015, respectively.

	For the Three Months Ended June 30, 2016			For the Three Months Ended June 30, 2015
	Management	Incentive	Total	Management	Incentive	Total	Total Change	Percentage Change
	(in thousands)
Private Equity(1):
Revenues:
Advisory and transaction fees from affiliates, net	$58,301	$—	$58,301	$8,913	$—	$8,913	$49,388	NM
Management fees from affiliates	76,518	—	76,518	74,269	—	74,269	2,249	3.0%
Carried interest income (loss) from affiliates:
Unrealized gains (losses)(2)	—	207,845	207,845	—	(76,674)	(76,674)	284,519	NM
Realized gains	—	266	266	—	158,002	158,002	(157,736)	(99.8)
Total carried interest income from affiliates	—	208,111	208,111	—	81,328	81,328	126,783	155.9
Total Revenues	134,819	208,111	342,930	83,182	81,328	164,510	178,420	108.5
Expenses:
Compensation and benefits:
Salary, bonus and benefits	31,564	—	31,564	29,552	—	29,552	2,012	6.8
Equity-based compensation	6,765	—	6,765	7,437	—	7,437	(672)	(9.0)
Profit sharing expense	—	67,675	67,675	—	58,041	58,041	9,634	16.6
Total compensation and benefits	38,329	67,675	106,004	36,989	58,041	95,030	10,974	11.5
Other expenses	21,636	—	21,636	16,462	—	16,462	5,174	31.4
Total Expenses	59,965	67,675	127,640	53,451	58,041	111,492	16,148	14.5
Other Income (Loss):
Net interest expense	—	(3,252)	(3,252)	—	(2,465)	(2,465)	(787)	31.9
Net gains from investment activities	—	6,457	6,457	—	—	—	6,457	NM
Income from equity method investments	—	31,410	31,410	—	9,278	9,278	22,132	238.5
Other income, net	341	—	341	327	998	1,325	(984)	(74.3)
Total Other Income	341	34,615	34,956	327	7,811	8,138	26,818	329.5
Economic Income	$75,195	$175,051	$250,246	$30,058	$31,098	$61,156	$189,090	309.2%

(1)
Prior period amounts have been recast to conform to the current presentation. See note 14 to our condensed consolidated financial statements for more detail on the reclassification within our three segments.

(2)
Included in unrealized carried interest income (loss) from affiliates for the three months ended June 30, 2016 and 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 12 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

	For the Six Months Ended June 30, 2016			For the Six Months Ended June 30, 2015
	Management	Incentive	Total	Management	Incentive	Total	Total Change	Percentage Change
	(in thousands)
Private Equity(1):
Revenues:
Advisory and transaction fees from affiliates, net	$61,014	$—	$61,014	$12,754	$—	$12,754	$48,260	378.4%
Management fees from affiliates	151,436	—	151,436	148,866	—	148,866	2,570	1.7
Carried interest income from affiliates:
Unrealized gains (losses)(2)	—	61,510	61,510	—	(97,783)	(97,783)	159,293	NM
Realized gains	—	266	266	—	234,037	234,037	(233,771)	(99.9)
Total carried interest income from affiliates	—	61,776	61,776	—	136,254	136,254	(74,478)	(54.7)
Total Revenues	212,450	61,776	274,226	161,620	136,254	297,874	(23,648)	(7.9)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	63,638	—	63,638	60,835	—	60,835	2,803	4.6
Equity-based compensation	14,150	—	14,150	16,493	—	16,493	(2,343)	(14.2)
Profit sharing expense	—	10,301	10,301	—	86,840	86,840	(76,539)	(88.1)
Total compensation and benefits	77,788	10,301	88,089	77,328	86,840	164,168	(76,079)	(46.3)
Other expenses	38,361	—	38,361	31,647	—	31,647	6,714	21.2
Total Expenses	116,149	10,301	126,450	108,975	86,840	195,815	(69,365)	(35.4)
Other Income (Loss):
Net interest expense	—	(5,680)	(5,680)	—	(5,014)	(5,014)	(666)	13.3
Net gains from investment activities	—	2,351	2,351	—	—	—	2,351	NM
Income from equity method investments	—	25,927	25,927	—	14,761	14,761	11,166	75.6
Other income, net	217	—	217	1,786	1,160	2,946	(2,729)	(92.6)
Total Other Income	217	22,598	22,815	1,786	10,907	12,693	10,122	79.7
Economic Income	$96,518	$74,073	$170,591	$54,431	$60,321	$114,752	$55,839	48.7%

(1)
Prior period amounts have been recast to conform to the current presentation. See note 14 to our condensed consolidated financial statements for more detail on the reclassification within our three segments.

(2)
Included in unrealized carried interest income from affiliates for the six months ended June 30, 2016 and 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 12 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

Revenues
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Advisory and transaction fees from affiliates, net increased by $49.4 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $60.6 million offset by a decrease related to Fund VII’s portfolio companies of $6.5 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.
Management fees from affiliates increased by $2.2 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This change was primarily attributable to management fees earned with respect to ANRP II of $9.3 million during the three months ended June 30, 2016 in connection with capital raises related to ANRP II, partially offset by decreases in management fees earned with respect to Fund VI, ANRP I and Fund VII of $2.7 million, $2.1 million and $1.3 million, respectively, during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.
Carried interest income from affiliates increased by $126.8 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This change was primarily attributable to increases in carried interest income earned from Fund VIII and AAA/Other of $134.4 million and $62.4 million, respectively. The increase in carried interest income from Fund VIII was primarily driven by appreciation in privately held portfolio companies and the fund entering the “catch-up” phase, in which the Company earns a disproportionate return (typically 80%) for a portion of the return until the Company’s carried interest equates to its 20% carried interest fee rate. The increase in carried interest income earned from AAA/Other was primarily driven by appreciation on the investment in Athene as compared to the three months ended June 30, 2015.

This was partially offset by decreases in carried interest income earned from Fund VII and Fund VI of $38.4 million and $34.8 million, respectively, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The decrease in carried interest income from Fund VII was primarily driven by decreased appreciation in privately held portfolio companies. The decrease in carried interest income from Fund VI was attributable to depreciation in the fund’s public portfolio companies.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Advisory and transaction fees from affiliates, net increased by $48.3 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $60.4 million offset by a decrease related to Fund VII’s portfolio companies of $6.9 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
Management fees from affiliates increased by $2.6 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This change was primarily attributable to management fees earned with respect to ANRP II of $16.7 million during the six months ended June 30, 2016 in connection with capital raises related to ANRP II, partially offset by decreases in management fees earned with respect to Fund VI, ANRP I, Fund VII and AAA Investments (Co-Invest VI), L.P. of $5.3 million, $4.2 million, $2.7 million and $0.8 million, respectively, during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
Carried interest income from affiliates decreased by $74.5 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This change was primarily attributable to decreases in carried interest income earned from Fund VII and Fund VI of $153.8 million and $68.5 million, respectively. The decrease in carried interest income from Fund VII was primarily driven by decreased appreciation in privately held portfolio companies. The decrease in carried interest income from Fund VI was attributable to depreciation in the fund’s public portfolio companies. The decrease in carried interest income from affiliates was partially offset by increases in carried interest income earned from Fund VIII of $136.3 million. The increase in carried interest income from Fund VIII was primarily driven by appreciation in privately held portfolio companies and the fund entering the “catch-up” phase, in which the Company earns a disproportionate return (typically 80%) for a portion of the return until the Company’s carried interest equates to its 20% carried interest fee rate.
Expenses
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Compensation and benefits expense increased by $11.0 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This change was primarily attributable to an increase in profit sharing expense of $9.6 million as a result of a corresponding increase in carried interest income as discussed above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds that are generating carried interest in the period.
Included in profit sharing expense is $18.3 million related to the Incentive Pool for the three months ended June 30, 2015. There was no profit sharing expense related to the Incentive Pool for the three months ended June 30, 2016. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular quarter.
Other expenses increased by $5.2 million during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The change was primarily driven by an increase in general, administrative and other expense of $3.5 million primarily attributable to an increase in new fund organizational expenses and an increase in placement fees with respect to ANRP II of $1.0 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Compensation and benefits expense decreased by $76.1 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. This change was primarily attributable to a decrease in profit sharing expense of $76.5 million as a result of a corresponding decrease in carried interest income as discussed above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds that are generating carried interest in the period.
Included in profit sharing expense is $25.3 million related to the Incentive Pool for the six months ended June 30, 2015. There was no profit sharing expense related to the Incentive Pool for the six months ended June 30, 2016. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular quarter.

Other expenses increased by $6.7 million during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The change was primarily driven by an increase in general, administrative and other expense of $4.3 million primarily attributable to an increase in new fund organizational expenses and an increase in placement fees with respect to ANRP II of $1.8 million during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.
Other Income (Loss)
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Net gains from investment activities increased by $6.5 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, due to an unrealized gain on the Company’s investment in Athene during the three months ended June 30, 2016, reflecting Athene’s significant business growth and continued progress toward its initial public offering. See note 5 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene.
Income from equity method investments increased by $22.1 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This change was primarily attributable to increases in the income from Apollo’s equity ownership interest in Fund VIII and AAA of $12.1 million and $11.8 million, respectively, during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net gains from investment activities increased by $2.4 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, due to an unrealized gain on the Company’s investment in Athene during the six months ended June 30, 2016, reflecting Athene’s significant business growth and continued progress toward its initial public offering. See note 5 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene.
Income from equity method investments increased by $11.2 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This change was primarily attributable to an increase in the income from Apollo’s equity ownership interest in Fund VIII of $22.0 million, offset by a decrease in the value of Apollo’s ownership interest in Fund VII of $9.7 million during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.
Other income, net decreased by $2.7 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The decrease of $2.7 million was primarily driven by foreign exchange losses of $0.5 million during the six months ended June 30, 2016, as compared to foreign exchange gains of $1.0 million during the six months ended June 30, 2015.

Credit
The following tables sets forth segment statement of operations information and EI for the Management Business and Incentive Business within our credit segment for the three and six months ended June 30, 2016 and 2015, respectively.

	For the Three Months Ended June 30, 2016			For the Three Months Ended June 30, 2015
	Management	Incentive	Total	Management	Incentive	Total	Total Change	Percentage Change
	(in thousands)
Credit(1):
Revenues:
Advisory and transaction fees from affiliates, net	$3,036	$—	$3,036	$4,420	$—	$4,420	$(1,384)	(31.3)%
Management fees from affiliates	151,252	—	151,252	140,632	—	140,632	10,620	7.6
Carried interest income from affiliates:
Unrealized gains (losses)(2)	—	80,397	80,397	—	(6,922)	(6,922)	87,319	NM
Realized gains	6,292	33,754	40,046	10,815	18,556	29,371	10,675	36.3
Total carried interest income from affiliates	6,292	114,151	120,443	10,815	11,634	22,449	97,994	436.5
Total Revenues	160,580	114,151	274,731	155,867	11,634	167,501	107,230	64.0
Expenses:
Compensation and benefits:
Salary, bonus and benefits	54,709	—	54,709	51,654	—	51,654	3,055	5.9
Equity-based compensation	8,300	—	8,300	6,142	—	6,142	2,158	35.1
Profit sharing expense	—	57,169	57,169	—	3,897	3,897	53,272	NM
Total compensation and benefits	63,009	57,169	120,178	57,796	3,897	61,693	58,485	94.8
Other expenses	36,229	—	36,229	32,061	—	32,061	4,168	13.0
Total Expenses	99,238	57,169	156,407	89,857	3,897	93,754	62,653	66.8
Other Income (Loss):
Net interest expense	—	(4,715)	(4,715)	—	(3,642)	(3,642)	(1,073)	29.5
Net gains from investment activities	—	82,041	82,041	—	23,286	23,286	58,755	252.3
Income from equity method investments	—	12,940	12,940	—	6,202	6,202	6,738	108.6
Other income (loss), net	(83)	(44)	(127)	546	(769)	(223)	96	(43.0)
Total Other Income (Loss)	(83)	90,222	90,139	546	25,077	25,623	64,516	251.8
Non-Controlling Interests	(2,175)	—	(2,175)	(3,223)	—	(3,223)	1,048	(32.5)
Economic Income	$59,084	$147,204	$206,288	$63,333	$32,814	$96,147	$110,141	114.6%

(1)
Prior period amounts have been recast to conform to the current presentation. See note 14 to our condensed consolidated financial statements for more detail on the reclassification within our three segments.

(2)
Included in unrealized carried interest losses from affiliates for the three months ended June 30, 2016 and 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 12 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

	For the Six Months Ended June 30, 2016			For the Six Months Ended June 30, 2015
	Management	Incentive	Total	Management	Incentive	Total	Total Change	Percentage Change
	(in thousands)
Credit(1):
Revenues:
Advisory and transaction fees from affiliates, net	$7,446	$—	$7,446	$9,772	$—	$9,772	$(2,326)	(23.8)%
Management fees from affiliates	293,763	—	293,763	280,084	—	280,084	13,679	4.9
Carried interest income from affiliates:
Unrealized gains (losses)(2)	—	59,218	59,218	—	(52,692)	(52,692)	111,910	NM
Realized gains	15,209	69,989	85,198	21,589	64,828	86,417	(1,219)	(1.4)
Total carried interest income from affiliates	15,209	129,207	144,416	21,589	12,136	33,725	110,691	328.2
Total Revenues	316,418	129,207	445,625	311,445	12,136	323,581	122,044	37.7
Expenses:
Compensation and benefits:
Salary, bonus and benefits	106,321	—	106,321	100,910	—	100,910	5,411	5.4
Equity-based compensation	16,860	—	16,860	11,898	—	11,898	4,962	41.7
Profit sharing expense	—	78,593	78,593	—	14,114	14,114	64,479	456.8
Total compensation and benefits	123,181	78,593	201,774	112,808	14,114	126,922	74,852	59.0
Other expenses	67,422	—	67,422	64,181	—	64,181	3,241	5.0
Total Expenses	190,603	78,593	269,196	176,989	14,114	191,103	78,093	40.9
Other Income (Loss):
Net interest expense	—	(8,370)	(8,370)	—	(7,104)	(7,104)	(1,266)	17.8
Net gains from investment activities	—	29,648	29,648	—	25,047	25,047	4,601	18.4
Income (loss) from equity method investments	—	13,788	13,788	—	(705)	(705)	14,493	NM
Other income (loss), net	(158)	(377)	(535)	3,350	(1,279)	2,071	(2,606)	(125.8)
Total Other Income (Loss)	(158)	34,689	34,531	3,350	15,959	19,309	15,222	78.8
Non-Controlling Interests	(4,560)	—	(4,560)	(6,069)	—	(6,069)	1,509	(24.9)
Economic Income	$121,097	$85,303	$206,400	$131,737	$13,981	$145,718	$60,682	41.6%

(1)
Prior period amounts have been recast to conform to the current presentation. See note 14 to our condensed consolidated financial statements for more detail on the reclassification within our three segments.

(2)
Included in unrealized carried interest losses from affiliates for the six months ended June 30, 2016 and 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 12 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

Revenues
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Advisory and transaction fees from affiliates, net, decreased by $1.4 million during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The change was primarily driven by a decrease in net advisory and transaction fees from FCI II of $1.7 million, offset by an increase in net advisory and transaction fees from Athene of $0.8 million during the three months ended June 30, 2016, as compared to the same period during 2015.
Management fees from affiliates increased by $10.6 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This change was primarily attributable to increases in management fees earned from assets advised by AAME, MidCap, COF III and CLOs of $5.0 million, $3.7 million, $2.5 million and $1.3 million, respectively, offset by a decrease in management fees earned from AINV of $3.6 million during the three months ended June 30, 2016, as compared to the same period during 2015.
Carried interest income from affiliates increased by $98.0 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This change was primarily attributable to increases in carried interest income earned from EPF II, SCRF III, Apollo Credit Master Fund Ltd and ACLF of $77.8 million, $12.3 million, $10.5 million and $5.0 million, respectively, partially offset by decreased carried interest income earned from FCI II and EPF I of $9.9 million and $6.9 million, respectively, during the three months ended June 30, 2016, as compared to the same period in 2015.
The increase in carried interest income from EPF II was primarily attributable to appreciation of European and UK hotel assets and German commercial real estate investments in the fund’s portfolio for the three months ended June 30, 2016 compared to depreciation of a Spanish consumer bank investments in the fund’s portfolio during the three months ended June 30, 2015.  The increase in carried interest income from SCRF III was attributable to positive performance of the fund’s structured credit portfolio supplemented by a strong yield, together exceeding the normal growth in preferred return requirements during the three months ended June 30, 2016. Increases in the broad loan market and gains in energy and structured credit contributed to an increase in carried interest income for the Apollo Credit Master Fund Ltd. The increase in carried interest income from ACLF was primarily attributable to appreciation in an energy asset in the fund’s portfolio. The decrease in carried interest income from FCI II was attributable to appreciation of the portfolio due to opportunistic life asset investments and a favorable decrease in discount rates during the three months ended June 30, 2015 that did not recur during the three months ended June 30, 2016. The decrease in carried interest income from EPF I was attributable to stronger appreciation of the European non-performing loan investments and Irish commercial real estate investments in the fund’s portfolio during the three months ended June 30, 2015, as compared to the same three month period ended June 30, 2016.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Advisory and transaction fees from affiliates, net, decreased by $2.3 million during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The decrease was primarily driven by a decrease in net advisory and transaction fees from Apollo Credit Master Fund Ltd, SCRF III and FCI II of $0.7 million, $0.6 million and $0.4 million, respectively, during the six months ended June 30, 2016, as compared to the same period during 2015.
Management fees from affiliates increased by $13.7 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This change was primarily attributable to increases in management fees earned from MidCap, advisory assets advised by AAME, COF III, CLOs and a non-traded business development company sub-advised by Apollo of $6.9 million, $6.5 million, $4.7 million, $2.5 million and $2.1 million, respectively, offset by a decrease in management fees earned from AINV and Apollo Credit Master Fund Ltd of $7.4 million and $2.4 million, respectively, during the six months ended June 30, 2016, as compared to the same period during 2015.
Carried interest income from affiliates increased by $110.7 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This change was primarily attributable to increases in carried interest income earned from EPF II, an SIA, certain sub-advisory arrangements, SCRF III and ACLF of $63.2 million, $26.5 million, $10.3 million, $8.9 million and $6.1 million, respectively, partially offset by decreased carried interest income earned from FCI II of $11.0 million during the six months ended June 30, 2016, as compared to the same period in 2015.
The increase in carried interest income from EPF II was primarily attributable to outpaced appreciation of European and UK hotel assets and German commercial real estate investments in the fund’s portfolio for the six months ended June 30, 2016 compared to the appreciation of European direct real estate investments in the fund’s portfolio offset by depreciation of a Spanish consumer bank investments in the fund’s portfolio during the six months ended June 30, 2015. The increase in carried interest income from the SIA was attributable to the depreciation of investments in energy and natural resources for the six months ended June 30, 2015 that did not recur during the six months ended June 30, 2016. The increase in carried interest income from certain sub-advisory arrangements was attributable primarily to appreciation of insurance related assets for the six months ended June 30, 2016 compared to depreciation of similar assets during the six months ended June 30, 2015. The increase in carried interest income from SCRF III was attributable to stronger positive performance of the fund’s structured credit portfolio during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Appreciation in energy contributed to an increase in carried interest income for ACLF during the six months ended June 30, 2016 compared to depreciation of energy during the six months ended June 30, 2015. Although 2016 performance was positive, the decrease in carried interest income from FCI II was attributable to outpaced appreciation of the portfolio due to opportunistic life asset investments in the fund’s portfolio and a favorable decrease in discount rates during the six months ended June 30, 2015 compared to the six months ended June 30, 2016.
Expenses
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Compensation and benefits expense increased by $58.5 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This change was primarily due to increases in profit sharing expense and salary, bonus and benefits of $53.3 million and $3.1 million, respectively, during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Profit sharing expense increased as a result of a corresponding increase in carried interest income as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period.
Included in profit sharing expense is $13.0 million and $1.9 million related to the Incentive Pool for the three months ended June 30, 2016 and 2015, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular quarter.
Other expenses increased by $4.2 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily attributable to an increase in professional fees and general and administrative expenses of $3.2 and $1.9 million, respectively, during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Compensation and benefits expense increased by $74.9 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This change was primarily due to increases in profit sharing expense and salary, bonus and benefits of $64.5 million and $5.4 million, respectively, during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. Profit sharing expense increased as a result of a corresponding increase in carried interest income as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period.
Included in profit sharing expense is $29.9 million and $7.2 million related to the Incentive Pool for the six months ended June 30, 2016 and 2015, respectively.
Other expenses increased by $3.2 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily attributable to an increase in professional fees of $4.1 million during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015.
Other Income
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Net gains from investment activities increased by $58.8 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The increase was primarily attributable to an increase in unrealized gains of $58.7 million on the Company’s investment in Athene during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, reflecting Athene’s significant business growth and continued progress toward its initial public offering. See note 5 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene.
Income from equity method investments increased by $6.7 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This change was driven by increases in income from Apollo’s equity ownership interest in EPF II and AEOF of $5.6 million and $2.5 million, respectively, as well as modest increases across most of our other equity method investments of $2.6 million. The increase was offset by decreases in income from Apollo’s equity ownership interest in AINV of $5.4 million during the three months ended June 30, 2016, as compared to the same period during 2015.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net gains from investment activities increased by $4.6 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The increase was primarily attributable to an increase in unrealized gains of $4.9 million on the Company’s investment in Athene during the six months ended June 30, 2016 reflecting Athene’s significant business growth and continued progress toward its initial public offering. See note 5 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene.
Income from equity method investments was $13.8 million for the six months ended June 30, 2016, as compared to loss from equity method investments of $0.7 million for the six months ended June 30, 2015. The increase of $14.5 million was driven by increases in income from Apollo’s equity ownership interest in EPF II, AEOF, CLF and MidCap of $5.3 million, $2.6 million, $1.7 million and $1.2 million, respectively, during the six months ended June 30, 2016, as compared to the same period in 2015.
Other loss, net was $0.5 million for the six months ended June 30, 2016, as compared to other income, net of $2.1 million for the six months ended June 30, 2015. The decrease of $2.6 million was primarily driven by foreign exchange losses of $0.8 million during the six months ended June 30, 2016, as compared to foreign exchange gains of $1.5 million during the six months ended June 30, 2015.

Real Estate
The following tables sets forth our segment statement of operations information and EI for the Management Business and Incentive Business within our real estate segment for the three and six months ended June 30, 2016 and 2015, respectively.

	For the Three Months Ended June 30, 2016			For the Three Months Ended June 30, 2015
	Management	Incentive	Total	Management	Incentive	Total	Total Change	Percentage Change
	(in thousands)
Real Estate(1):
Revenues:
Advisory and transaction fees from affiliates, net	$3,562	$—	$3,562	$2,117	$—	$2,117	$1,445	68.3%
Management fees from affiliates	13,863	—	13,863	12,372	—	12,372	1,491	12.1
Carried interest income from affiliates:
Unrealized gains (losses)	—	(1,737)	(1,737)	—	666	666	(2,403)	NM
Realized gains	—	1,668	1,668	—	1,249	1,249	419	33.5
Total carried interest income (loss) from affiliates	—	(69)	(69)	—	1,915	1,915	(1,984)	NM
Total Revenues	17,425	(69)	17,356	14,489	1,915	16,404	952	5.8
Expenses:
Compensation and benefits:
Salary, bonus and benefits	8,249	—	8,249	8,477	—	8,477	(228)	(2.7)
Equity-based compensation	657	—	657	1,064	—	1,064	(407)	(38.3)
Profit sharing expense	—	(111)	(111)	—	934	934	(1,045)	NM
Total compensation and benefits	8,906	(111)	8,795	9,541	934	10,475	(1,680)	(16.0)
Other expenses	5,442	—	5,442	6,860	—	6,860	(1,418)	(20.7)
Total Expenses	14,348	(111)	14,237	16,401	934	17,335	(3,098)	(17.9)
Other Income (Loss):
Net interest expense	—	(919)	(919)	—	(717)	(717)	(202)	28.2
Income from equity method investments	—	356	356	—	910	910	(554)	(60.9)
Other income, net	44	—	44	968	—	968	(924)	(95.5)
Total Other Income (Loss)	44	(563)	(519)	968	193	1,161	(1,680)	NM
Economic Income (Loss)	$3,121	$(521)	$2,600	$(944)	$1,174	$230	$2,370	NM

(1)
Prior period amounts have been recast to conform to the current presentation. See note 14 to our condensed consolidated financial statements for more detail on the reclassification within our three segments.

	For the Six Months Ended June 30, 2016			For the Six Months Ended June 30, 2015
	Management	Incentive	Total	Management	Incentive	Total	Total Change	Percentage Change
	(in thousands)
Real Estate(1):
Revenues:
Advisory and transaction fees from affiliates, net	$4,438	$—	$4,438	$2,467	$—	$2,467	$1,971	79.9%
Management fees from affiliates	27,367	—	27,367	23,036	—	23,036	4,331	18.8
Carried interest income from affiliates:
Unrealized gains (losses)	—	(5,114)	(5,114)	—	640	640	(5,754)	NM
Realized gains	—	6,439	6,439	—	3,666	3,666	2,773	75.6
Total carried interest income from affiliates	—	1,325	1,325	—	4,306	4,306	(2,981)	(69.2)
Total Revenues	31,805	1,325	33,130	25,503	4,306	29,809	3,321	11.1
Expenses:
Compensation and benefits:
Salary, bonus and benefits	16,933	—	16,933	15,490	—	15,490	1,443	9.3
Equity-based compensation	1,432	—	1,432	2,083	—	2,083	(651)	(31.3)
Profit sharing expense	—	2,346	2,346	—	2,750	2,750	(404)	(14.7)
Total compensation and benefits	18,365	2,346	20,711	17,573	2,750	20,323	388	1.9
Other expenses	11,586	—	11,586	11,489	—	11,489	97	0.8
Total Expenses	29,951	2,346	32,297	29,062	2,750	31,812	485	1.5
Other Income (Loss):
Net interest expense	—	(1,727)	(1,727)	—	(1,398)	(1,398)	(329)	23.5
Income from equity method investments	—	1,132	1,132	—	1,136	1,136	(4)	(0.4)
Other income, net	15	—	15	1,397	—	1,397	(1,382)	(98.9)
Total Other Income (Loss)	15	(595)	(580)	1,397	(262)	1,135	(1,715)	NM
Economic Income (Loss)	$1,869	$(1,616)	$253	$(2,162)	$1,294	$(868)	$1,121	NM

(1)
Prior period amounts have been recast to conform to the current presentation. See note 14 to our condensed consolidated financial statements for more detail on the reclassification within our three segments.

Revenues
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Advisory and transaction fees from affiliates, net, increased by $1.4 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This change was primarily attributable to increases in net advisory and transaction fees earned with respect to AGRE Debt Fund I and ARI of $1.1 million and $0.4 million, respectively.
Management fees from affiliates increased by $1.5 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This change was primarily attributable to increases in management fees earned with respect to ARI, U.S. RE Fund II and a China-based investment fund we manage as a result of the Venator acquisition of $1.3 million, $1.3 million and $0.4 million, respectively, offset by a decrease related to the CPI funds of $1.4 million.
Carried interest income from affiliates decreased by $2.0 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This change was primarily attributable to decreases in carried interest income earned from London Prime Apartments Guernsey Holdings Limited (“London Prime Apartments”), U.S. RE Fund I and U.S. RE Fund II of $0.9 million, $0.7 million and $0.4 million, respectively. The decrease in carried interest income earned from London Prime Apartments is primarily due to depreciation of the British Pound against the U.S. Dollar and more modest appreciation of the underlying properties during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The decrease in carried interest income earned from U.S. RE Fund I is primarily due to decreased appreciation for the current period compared to the three months ended June 30, 2015 as some of the underlying properties stabilize.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Advisory and transaction fees from affiliates, net, increased by $2.0 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This change was primarily attributable to increases in net advisory and transaction fees earned with respect to AGRE Debt Fund I and ARI of $1.8 million and $0.5 million, respectively.
Management fees from affiliates increased by $4.3 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This change was primarily attributable to increases in management fees earned with respect to ARI, U.S. RE Fund II and a China-based investment fund we manage as a result of the Venator acquisition of $3.1 million, $2.2 million and $1.3 million, respectively, offset by a decrease related to the CPI funds of $2.5 million.
Carried interest income from affiliates decreased by $3.0 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This change was primarily attributable to decreases in carried interest income earned from the CPI funds in Europe and London Prime Apartments of $1.8 million and $1.4 million, respectively. The decrease in carried interest income earned from London Prime Apartments is primarily due to depreciation of the British Pound against the U.S. Dollar and more modest appreciation of the underlying properties for the current period. The decrease in carried interest income earned from the CPI funds in Europe was primarily attributable to a publicly traded security that was sold in the first quarter of 2015 and generated carried interest during that period.
Expenses
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Compensation and benefits decreased by $1.7 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This change was primarily attributable to a decrease in profit sharing expense and equity based compensation of $1.0 million and $0.4 million, respectively, during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Profit sharing expense decreased as a result of a corresponding decrease in carried interest income as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period.
Included in profit sharing expense is $0.1 million related to the Incentive Pool for the three months ended June 30, 2015. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular quarter.
Other expenses decreased by $1.4 million during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily attributable to a decrease in professional fees of $1.3 million as a result of a decrease in legal fees incurred during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Compensation and benefits increased by $0.4 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This change was primarily attributable to an increase in salary, bonus and benefits of $1.4 million as a result of a higher headcount during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, offset by decreases to equity based compensation and profit sharing expense of $0.7 million and $0.4 million, respectively, during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
Included in profit sharing expense is $1.7 million and $0.3 million related to the Incentive Pool for the six months ended June 30, 2016 and 2015, respectively.
Other Income (Loss)
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Income from equity method investments decreased by $0.6 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This change was driven by a decrease in the income from Apollo’s equity ownership interest in ARI and U.S. RE Fund I of $0.3 million and $0.2 million, respectively, during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.
Other income, net decreased by $0.9 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The decrease of $0.9 million was primarily driven by a bargain purchase gain in connection with the acquisition of Venator Real Estate Capital Partners during the three months ended June 30, 2015.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Other income, net decreased by $1.4 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The change was primarily driven by a bargain purchase gain in connection with the acquisition of Venator Real Estate Capital Partners and foreign exchange gains of $0.3 million during the six months ended June 30, 2015 that did not recur in the current period.

Summary of Combined Results
The following table combines our Management Business and Incentive Business statements of operations information and EI for the three and six months ended June 30, 2016 and 2015, respectively.

	For the Three Months Ended June 30, 2016		For the Six Months Ended June 30, 2016
	2016	2015	2016	2015
	(in thousands)
Management Business:
Advisory and transaction fees from affiliates, net	$64,899	$15,450	$72,898	$24,993
Management fees from affiliates	241,633	227,273	472,566	451,986
Carried interest income from affiliates	6,292	10,815	15,209	21,589
Total Management Business Revenues	312,824	253,538	560,673	498,568
Salary, bonus and benefits	94,522	89,683	186,892	177,235
Equity-based compensation	15,722	14,643	32,442	30,474
Other expenses	63,307	55,383	117,369	107,317
Total Management Business Expenses	173,551	159,709	336,703	315,026
Other income, net	302	1,841	74	6,533
Non-Controlling Interests	(2,175)	(3,223)	(4,560)	(6,069)
Management Business Economic Income	$137,400	$92,447	$219,484	$184,006
Incentive Business:
Carried interest income from affiliates:
Unrealized gains (losses)(1)	$286,505	$(82,930)	$115,614	$(149,835)
Realized gains	35,688	177,807	76,694	302,531
Total Carried Interest Income	322,193	94,877	192,308	152,696
Profit sharing expense:
Unrealized profit sharing expense	100,836	(29,907)	33,154	(38,664)
Realized profit sharing expense	23,897	92,779	58,086	142,368
Total Profit Sharing Expense	124,733	62,872	91,240	103,704
Other Income:
Net interest expense	(8,886)	(6,824)	(15,777)	(13,516)
Other income (loss), net	(44)	229	(377)	(119)
Net gains from investment activities	88,498	23,286	31,999	25,047
Income from equity method investments	44,706	16,390	40,847	15,192
Total Other Income	124,274	33,081	56,692	26,604
Incentive Business Economic Income	$321,734	$65,086	$157,760	$75,596
Economic Income	459,134	157,533	377,244	259,602
Income tax (provision) benefit on Economic Income	(64,283)	(2,869)	(55,357)	(11,389)
Economic Net Income	$394,851	$154,664	$321,887	$248,213

(1)
Included in unrealized carried interest income (losses) from affiliates for the three and six months ended June 30, 2016, and 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 12 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

Summary of Distributable Earnings

The following table is a summary of Distributable Earnings for the three and six months ended June 30, 2016 and 2015.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Management Business Economic Income	$137,400	$92,447	$219,484	$184,006
Less: Non-cash revenues	(843)	(843)	(1,685)	(3,627)
Add back: Equity-based compensation	15,722	14,643	32,442	30,474
Add back: Depreciation, amortization and other	2,516	2,691	5,097	5,301
Management Business Distributable Earnings	$154,795	$108,938	$255,338	$216,154

Incentive Business Economic Income (Loss)	$321,734	$65,086	$157,760	$75,596
Less: Non-cash carried interest income(1)	—	—	—	(29,900)
Add back: Net unrealized carried interest (income) loss	(185,669)	53,023	(82,460)	111,171
Less: Unrealized investment and other income(2)	(126,545)	(25,436)	(61,568)	(25,391)
Incentive Business Distributable Earnings	$9,520	$92,673	$13,732	$131,476

Distributable Earnings	$164,315	$201,611	$269,070	$347,630
Taxes and related payables(3)	(2,968)	(2,153)	(5,241)	(4,263)
Distributable Earnings After Taxes and Related Payables	$161,347	$199,458	$263,829	$343,367

(1)	Represents realized carried interest income settled by receipt of securities.

(2)	Represents unrealized gains from our general partner investments in our funds and other investments.

(3)	Represents the estimated current corporate, local and non-U.S. taxes as well as the payable under Apollo’s tax receivable agreement.
The following table is a reconciliation of Distributable Earnings per share of common and equivalents(1) to net distribution per share of common and equivalent for the three and six months ended June 30, 2016 and 2015.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Distributable Earnings After Taxes and Related Payables	$161,347	$199,458	$263,829	$343,367
Add back: Tax and related payables attributable to common and equivalents	4	—	6	60
Distributable Earnings before certain payables(2)	161,351	199,458	263,835	343,427
Percent to common and equivalents	47%	45%	47%	45%
Distributable Earnings before other payables attributable to common and equivalents	75,770	90,015	123,871	157,509
Less: Tax and related payables attributable to common and equivalents	(4)	—	(6)	(60)
Distributable Earnings attributable to common and equivalents	$75,766	$90,015	$123,865	$157,449
Distributable Earnings per share of common and equivalent(3)	$0.40	$0.48	$0.65	$0.83
Retained capital per share of common and equivalent(3)(4)	(0.03)	(0.06)	(0.03)	(0.08)
Net distribution per share of common and equivalent(3)	$0.37	$0.42	$0.62	$0.75

(1)	Common and equivalents refers to Class A shares outstanding and RSUs that participate in distributions.

(2)	Distributable earnings before certain payables represents Distributable Earnings before the deduction for the estimated current corporate taxes and the payable under Apollo’s tax receivable agreement.

(3)	Per share calculations are based on end of period total Class A shares outstanding and RSUs that participate in distributions.

(4)	Retained capital is withheld pro-rata from common and equivalent holders and AOG unitholders.

Summary of Non-U.S. GAAP Measures

The table below sets forth a reconciliation of our non-U.S. GAAP performance measures to net income attributable to Apollo Global Management, LLC for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net Income Attributable to Apollo Global Management, LLC	$174,092	$56,428	$141,264	$87,355
Net income attributable to Non-Controlling Interests in consolidated entities and Appropriated Partners’ Capital	2,078	8,497	4,113	11,057
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	239,633	83,149	195,865	131,160
Net Income	$415,803	$148,074	$341,242	$229,572
Income tax provision	37,988	9,092	32,841	14,606
Income Before Income Tax Provision	$453,791	$157,166	$374,083	$244,178
Transaction-related charges and equity-based compensation	7,421	8,864	7,274	26,481
Net income attributable to Non-Controlling Interests in consolidated entities	(2,078)	(8,497)	(4,113)	(11,057)
Economic Income	$459,134	$157,533	$377,244	$259,602
Income tax provision on Economic Income	(64,283)	(2,869)	(55,357)	(11,389)
Economic Net Income	$394,851	$154,664	$321,887	$248,213
Income tax provision on Economic Income	64,283	2,869	55,357	11,389
Carried interest income from affiliates	(322,193)	(94,877)	(192,308)	(152,696)
Profit sharing expense	124,733	62,872	91,240	103,704
Other income	(124,274)	(33,081)	(56,692)	(26,604)
Equity-based compensation(1)	15,722	14,643	32,442	30,474
Depreciation and amortization(2)	2,516	2,691	5,097	5,301
Fee-Related EBITDA	$155,638	$109,781	$257,023	$219,781
Net realized carried interest income	11,791	85,028	18,608	160,163
Fee-Related EBITDA + 100% of Net Realized Carried Interest	$167,429	$194,809	$275,631	$379,944
Realized investment and other income	(2,271)	7,645	(4,876)	1,213
Non-cash revenues	(843)	(843)	(1,685)	(33,527)
Distributable Earnings	$164,315	$201,611	$269,070	$347,630
Taxes and related payables	(2,968)	(2,153)	(5,241)	(4,263)
Distributable Earnings After Taxes and Related Payables	$161,347	$199,458	$263,829	$343,367

(1)	Includes RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(2)	Includes amortization of leasehold improvements.

Liquidity and Capital Resources
Historical
Although we have managed our historical liquidity needs by looking at deconsolidated cash flows, our historical condensed consolidated statements of cash flows reflect the cash flows of Apollo, as well as those of the consolidated Apollo funds.
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
Cash Flows
Significant amounts from our condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 are summarized and discussed within the table and corresponding commentary below:

	For the Six Months Ended June 30,
	2016	2015
	(in thousands)
Operating Activities	$302,178	$310,528
Investing Activities	(121,905)	(98,589)
Financing Activities	66,401	(577,477)
Net Increase (Decrease) in Cash and Cash Equivalents	$246,674	$(365,538)
Operating Activities
Our net cash provided by operating activities was $302.2 million and $310.5 million during the six months ended June 30, 2016 and 2015, respectively. These amounts were primarily driven by:

•	net income of $341.2 million and $229.6 million during the six months ended June 30, 2016 and 2015, respectively, as well as non-cash adjustments, net of $1.9 million and $13.7 million, respectively;

•
a net (increase) decrease in our carried interest receivable of $(171.8) million and $90.6 million during the six months ended June 30, 2016 and 2015, respectively, due to a change in the fair value of our funds that generate carried interest of $251.0 million and $226.6 million during the six months ended June 30, 2016 and 2015, respectively, offset by fund distributions to the Company (net of non-cash settlements) of $79.1 million and $329.1 million during six months ended June 30, 2016 and 2015, respectively;

•
purchases of investments held by consolidated VIEs in the amount of $298.7 million and $324.8 million, offset by proceeds from sales of investments held by consolidated VIEs in the amount of $277.8 million and $185.7 million during the six months ended June 30, 2016 and 2015, respectively;

•	a net decrease in changes to other assets and other liabilities of consolidated VIEs in the amount of $9.7 million and $98.0 million during the six months ended June 30, 2016 and 2015, respectively;

•
a net increase in our profit sharing payable of $91.5 million and $0.5 million during the six months ended June 30, 2016 and 2015, respectively, due to profit sharing expense (inclusive of the return of profit sharing distributions from employees, former employees and Contributing Partners that would be due if certain funds were liquidated) of $113.5 million and $116.7 million during the six months ended June 30, 2016 and 2015, respectively, offset by payments of $30.6 million and $119.4 million during the six months ended June 30, 2016 and 2015, respectively; and

•	an increase in cash held at consolidated variable interest entities of $28.6 million and $232.2 million during the six months ended June 30, 2016 and 2015, respectively.
Investing Activities
Our net cash used in investing activities was $121.9 million and $98.6 million during the six months ended June 30, 2016 and 2015, respectively. These amounts were primarily driven by:

•	net cash contributions from our equity method investments of $74.4 million and $70.0 million during the six months ended June 30, 2016 and 2015, respectively;

•	issuance of employee loans of $25.0 million during the six months ended June 30, 2015; and

•	purchases of investments in the amount of $44.2 million during the six months ended June 30, 2016.
Financing Activities
Our net cash provided by (used in) financing activities was $66.4 million and $(577.5) million during the six months ended June 30, 2016 and 2015, respectively. These amounts were primarily driven by:

•	cash distributions paid to our Class A shareholders of $101.3 million and $201.2 million during the six months ended June 30, 2016 and 2015, respectively;

•	cash distributions paid to the Non-Controlling Interest holders in the Apollo Operating Group of $114.5 million and $286.5 million during the six months ended June 30, 2016 and 2015, respectively;

•	payments made towards the satisfaction of our tax receivable agreement liability of $48.4 million during the six months ended June 30, 2015;

•	purchases of Class A shares of $13.0 million during the six months ended June 30, 2016;

•	net distributions related to deliveries of Class A shares for RSUs of $29.6 million and $25.5 million during the six months ended June 30, 2016 and 2015, respectively; and

•	issuance of debt of $532.7 million offset by repayments of debt of $200.0 million during the six months ended June 30, 2016.
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
As of June 30, 2016, Fund VIII’s, Fund VII’s and Fund VI’s remaining investments and escrow cash were valued at 111%, 107% and 83% of the fund’s unreturned capital, respectively, which was below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation.
On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with CalPERS. The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. As of June 30, 2016, the Company had reduced fees charged to CalPERS on the funds it manages by approximately $102.4 million. Based on the Company’s current estimates, the reduction of fees will extend until 2017 in order for CalPERS to receive the full benefit of this arrangement.
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
In February 2016, Apollo adopted a program to repurchase up to $250 million in the aggregate of its Class A shares, including up to $150 million in the aggregate of its outstanding Class A shares through a share repurchase program and up to $100 million through a reduction of Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Equity Plan”), which we refer to as net share settlement.  Under the share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. During the six months ended June 30, 2016, the Company repurchased and canceled 1.0 million Class A shares for $12.9 million and, in connection with net share settlements, reduced Class A shares to be issued to employees under the Plan by 2.1 million Class A shares resulting in a payment by the Company of $29.6 million to satisfy the applicable withholding obligation. See note 11 to the condensed consolidated financial statements for further information regarding the Company’s net share settlement during the six months ended June 30, 2016.
On March 11, 2016, it was announced that a subsidiary of Apollo Global Management, LLC intended to embark on a program to purchase $50 million of Apollo Investment Corporation’s common stock, subject to certain regulatory approvals. Under the program, shares may be purchased from time to time in open market transactions and in accordance with applicable law. As of June 30, 2016, Apollo Global Management, LLC has purchased 864 thousand shares, or approximately $4.8 million of AINV’s common stock.
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

On May 27, 2016, AMH issued $500 million in aggregate principal amount of its 4.400% Senior Notes due 2026 (the “2026 Senior Notes”). The 2026 Senior Notes will mature on May 27, 2026. In connection with the issuance of the 2026 Senior Notes, $200 million of the proceeds were used to repay a portion of the Term Facility outstanding with third party lenders at par. See note 9 to the condensed consolidated financial statements for further information regarding the Company’s debt arrangements.
On August 3, 2016, the Company declared a cash distribution of $0.37 per Class A share, which will be paid on August 31, 2016 to holders of record on August 22, 2016.
Athene
Athene Holding is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed indexed annuities. Apollo, through its subsidiaries, managed or advised $68.1 billion of AUM in accounts owned by or related to Athene (the “Athene Accounts”) as of June 30, 2016.
Investment Management Agreement - Athene Asset Management
Apollo, through its consolidated subsidiary, Athene Asset Management, provides asset management services to Athene, including asset allocation services, direct asset management services, risk management, asset and liability matching management, mergers and acquisitions asset diligence hedging and other asset management services and receives management fees for providing these services. As of June 30, 2016, Athene Asset Management managed $63.0 billion of AUM in the Athene Accounts on which the Company earns a gross management fee of 0.40% per annum.
Investment Advisory Agreement - Apollo Asset Management Europe, LLP
Apollo, through its consolidated subsidiary, AAME, provides investment advisory services to Athene and receives a gross fee of 0.10% per annum on the Athene assets it advises. As of June 30, 2016, AAME provided investment advisory services with respect to $5.1 billion of Athene AUM.
Sub-Advisory Agreement and Fund Investments
Apollo provides sub-advisory services with respect to a portion of the assets in the Athene Accounts, pursuant to a master sub-advisory agreement among Athene Asset Management and certain other Apollo subsidiaries. In addition from time to time, Athene also invests in funds and investment vehicles that Apollo manages. The Company broadly refers to “Athene Sub-Advised” AUM as those assets in the Athene Accounts which the Company explicitly sub-advises as well as those assets in the Athene Accounts which are invested directly in funds and investment vehicles Apollo manages (“Athene Assets Directly Invested”). As of June 30, 2016, the Athene Sub-Advised AUM totaled $14.3 billion, of which $2.6 billion was Athene Assets Directly Invested.
With respect to assets in the Athene Accounts which the Company explicitly sub-advises, the Company earns up to 0.40% per annum on assets up to $10 billion and 0.35% per annum on all such assets in excess of $10 billion, with certain limited exceptions. These fees are in addition to the gross management fee of 0.40% per annum paid to Athene Asset Management on these assets. A majority of the assets in the Athene Accounts which the Company explicitly sub-advises are in accounts that invest in high-grade credit asset classes, such as CLO debt, commercial mortgage backed securities and insurance-linked securities.
With respect to Athene Assets Directly Invested, Apollo receives management fees and carried interest, if applicable, directly from the relevant funds under the investment management agreements and other governing documents of such funds. Fees paid to the Company related to such fund investments vary from 0% per annum to 1.75% per annum with respect to management fees and 0% to 20% with respect to carried interest. These fees are in addition to the gross management fee of 0.40% per annum paid to Athene Asset Management on these assets.
The Company refers to the portion of the AUM in the Athene Accounts that is not Athene Sub-Advised AUM as “Athene Non-Sub-Advised” AUM. Accordingly, as of June 30, 2016, Athene Non-Sub-Advised AUM totaled $53.8 billion, which includes the $5.1 billion of Athene AUM for which AAME provides investment advisory services. Apollo incurs all expenses associated with its provision of services to Athene.
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
The determination as to whether an entity qualifies as a VIE depends on the facts and circumstances surrounding each entity and therefore certain of Apollo’s funds may qualify as VIEs under the variable interest model whereas others may qualify as VOEs under the voting interest model. The granting of substantive kick-out rights is a key consideration in determining whether a limited partnership or similar entity is a VIE and whether or not that entity should be consolidated.

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
Profit Sharing Expense. Profit sharing expense is primarily a result of agreements with our Contributing Partners and employees to compensate them based on the ownership interest they have in the general partners of the Apollo funds. Therefore, changes in the fair value of the underlying investments in the funds we manage and advise affect profit sharing expense. The Contributing Partners and employees are allocated approximately 30% to 50% of the total carried interest income which is driven primarily by changes in fair value of the underlying fund’s investments and is treated as compensation expense. Additionally, profit sharing expenses paid may be subject to clawback from employees, former employees and Contributing Partners to the extent not indemnified. When applicable, the accrual for potential clawback of previously distributed profit sharing amounts, which is a component of due from affiliates on the condensed consolidated statements of financial condition, represents all amounts previously distributed to employees, former employees and Contributing Partners that would need to be returned to the general partner if the Apollo funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner receivable, however, would not become realized until the end of a fund’s life.
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
Fair Value Option. Apollo has elected the fair value option for the Company’s investment in Athene Holding, assets and liabilities of the consolidated VIEs and the Company’s investments in certain CLOs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by the consolidated VIEs that otherwise would not have been carried at fair value. See notes 3, 4, and 5 for further disclosure on the investments in Athene Holding and financial instruments of the consolidated VIEs for which the fair value option has been elected.
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
We utilized the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting distributions on Plan Grant RSUs. The weighted average for the inputs utilized for the shares granted during the three and six months ended June 30, 2016 and 2015 are presented in the table below for Plan Grants:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Distribution Yield(1)	7.4%	10.8%	7.4%	10.9%
Cost of Equity Capital Rate(2)	9.8%	9.8%	9.8%	9.8%

(1)
Calculated based on the historical distributions paid during the twelve months ended June 30, 2016 and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.

(2)
Assumes a discount rate that was equivalent to the opportunity cost of foregoing distributions on unvested Plan Grant RSUs as of the valuation date, based on the Capital Asset Pricing Model (“CAPM”). CAPM is a commonly used mathematical model for developing expected returns.

The following table summarizes the weighted average discounts for Plan Grants for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Plan Grants:
Discount for the lack of distributions until vested(1)	16.0%	26.4%	16.0%	26.7%

(1)	Based on the present value of a growing annuity calculation.
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
The inputs utilized in the Finnerty Model are (i) length of holding period, (ii) volatility and (iii) distribution yield. The weighted average for the inputs utilized for the shares granted during the three and six months ended June 30, 2016 and 2015 are presented in the table below for Plan Grants and Bonus Grants:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Plan Grants
Holding Period Restriction (in years)	0.8	0.6	0.8	0.6
Volatility(1)	32.1%	28.3%	32.1%	28.6%
Distribution Yield(2)	7.4%	10.8%	7.4%	10.9%
Bonus Grants
Holding Period Restriction (in years)	0.2	0.2	0.2	0.2
Volatility(1)	34.7%	22.1%	34.7%	22.1%
Distribution Yield(2)	7.4%	10.8%	7.4%	10.8%

(1)	The Company determined the expected volatility based on the volatility of the Company’s Class A share price as of the grant date with consideration to comparable companies.

(2)
Calculated based on the historical distributions paid during the twelve months ended June 30, 2016 and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.

The following table summarizes the weighted average marketability discounts for Plan Grants and Bonus Grants for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Plan Grants:
Marketability discount for transfer restrictions(1)	6.1%	4.4%	6.1%	4.4%
Bonus Grants:
Marketability discount for transfer restrictions(1)	3.5%	2.2%	3.5%	2.2%

(1)	Based on the Finnerty Model calculation.
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
Off-Balance Sheet Arrangements
In the normal course of business, we engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications and potential contingent repayment obligations. See note 13 to our condensed consolidated financial statements for a discussion of guarantees and contingent obligations and note 2 for a discussion of derivatives.
Contractual Obligations, Commitments and Contingencies
As of June 30, 2016, the Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$18,913	$35,430	$31,193	$30,461	$13,876	$10,419	$140,292
Other long-term obligations(2)	10,060	7,859	5,165	2,461	132	—	25,677
2013 AMH Credit Facilities - Term Facility(3)	2,672	5,344	5,344	5,344	5,344	300,267	324,315
2013 AMH Credit Facilities - Revolver Facility(4)	313	625	625	625	625	7	2,820
2024 Senior Notes (5)	10,000	20,000	20,000	20,000	20,000	568,333	658,333
2026 Senior Notes (6)	11,000	22,000	22,000	22,000	22,000	618,983	717,983
2014 AMI Term Facility I	149	298	298	15,025	—	—	15,770
2014 AMI Term Facility II	151	301	301	17,499	—	—	18,252
2016 AMI Term Facility I	165	330	330	330	330	18,860	20,345
2016 AMI Term Facility II	147	294	294	294	294	14,841	16,164
Obligations as of June 30, 2016	$53,570	$92,481	$85,550	$114,039	$62,601	$1,531,710	$1,939,951

(1)	The Company has entered into sublease agreements and is expected to contractually receive approximately $2.3 million over the life of the agreements.

(2)
Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(3)
$300 million of the outstanding Term Facility matures in January 2021. The interest rate on the $300 million Term Facility as of June 30, 2016 was 1.78%. See note 9 of the condensed consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(4)
The commitment fee as of June 30, 2016 on the $500 million undrawn Revolver Facility was 0.125%. See note 9 of the condensed consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(5)
$500 million of the 2024 Senior Notes matures in May 2024. The interest rate on the 2024 Senior Notes as of June 30, 2016 was 4.00%. See note 9 of the condensed consolidated financial statements for further discussion of the 2024 Senior Notes.

(6)
$500 million of the 2026 Senior Notes matures in May 2026. The interest rate on the 2026 Senior Notes as of June 30, 2016 was 4.40%. See note 9 of the condensed consolidated financial statements for further discussion of the 2026 Senior Notes.

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

Commitments
Certain of our management companies and general partners are committed to contribute to the funds we manage and certain affiliates. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our affiliates, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its affiliates, the percentage of total fund commitments of Apollo and its affiliates, the commitment and remaining commitment amounts of Apollo only (excluding affiliates), and the percentage of total fund commitments of Apollo only (excluding affiliates) for each private equity, credit and real estate fund as of June 30, 2016 as follows ($ in millions):

Fund	Apollo and Affiliates Commitments	% of Total Fund Commitments	Apollo Only (Excluding Affiliates) Commitments	Apollo Only (Excluding Affiliates) % of Total Fund Commitments	Apollo and Affiliates Remaining Commitments	Apollo Only (Excluding Affiliates) Remaining Commitments
Private Equity:
Fund IV	$100.0	2.78%	$0.2	0.01%	$0.5	$—
Fund V	100.0	2.67	0.5	0.01	6.3	—
Fund VI	246.3	2.43	6.1	0.06	9.7	0.2
Fund VII	467.2	3.18	178.0	1.21	80.9	29.6
Fund VIII	1,543.5	8.40	393.2	2.14	900.2	230.4
ANRP I	426.1	32.21	10.0	0.75	118.7	2.9
ANRP II	303.3	13.74	50.0	2.26	244.5	40.9
AION	151.5	18.34	50.0	6.05	106.9	35.0
Apollo Rose, L.P.	215.7	100.00	—	—	51.4	—
A.A Mortgage Opportunities, L.P.	425.0	84.46	—	—	66.0	—
Champ, L.P.	87.5	100.00	19.0	21.7	11.7	2.6
Apollo Royalties Management, LLC	104.3	100.00	—	—	—	—
Apollo Special Situations Fund, L.P.	7.5	2.91	7.5	2.91	7.5	7.5
Credit:
ACLF	23.9	2.43	23.9	2.43	1.2	1.2
COF I	449.2	30.26	29.7	2.00	237.1	4.2
COF II	30.5	1.93	23.4	1.48	0.8	0.6
COF III	358.1	10.45	83.1	2.43	55.6	13.3
EPF I(2)	298.4	20.74	19.7	1.37	49.0	4.5
EPF II(2)	410.7	12.25	63.0	1.88	134.1	23.2
AIE II(2)	7.2	3.15	4.4	1.94	—	—
AIE III(2)	10.0	2.91	10.0	2.91	5.8	5.8
Palmetto	18.0	1.19	18.0	1.19	10.9	10.9
APC	158.5	69.06	0.1	0.04	50.2	—
AEC	7.3	2.50	3.2	1.08	2.5	1.1
AESI(2)	3.2	0.99	3.2	0.99	0.2	0.2
AESI II	2.8	0.99	2.8	0.99	1.3	1.3
ACSP	18.8	2.44	18.8	2.44	6.9	6.9
SK	2.0	0.99	2.0	0.99	0.4	0.4
Apollo Tactical Value SPN Investments, L.P.	20.0	1.96	20.0	1.96	14.7	14.7
Zeus	14.0	3.38	14.0	3.38	3.4	3.4
Apollo Lincoln Fixed Income Fund, L.P.	2.5	0.99	2.5	0.99	0.4	0.4
Apollo Lincoln Private Credit Fund, L.P.	2.5	0.99	2.5	0.99	2.0	2.0
Apollo Structured Credit Recovery Master Fund II, Ltd.	7.8	7.47	—	—	—	—
Apollo Structured Credit Recovery Master Fund III, L.P.	230.2	18.59	3.6	0.29	91.8	1.5
MidCap	1,672.6	80.23	110.9	5.32	379.0	31.0
AEOF	125.5	12.01	25.5	2.44	72.5	14.7
Apollo A-N Credit Fund, L.P.	5.0	1.96	5.0	1.96	1.0	1.0
Apollo Union Street Partners, L.P.	4.0	1.96	4.0	1.96	2.4	2.4
Financial Credit Investment, L.P. (“FCI”)	95.3	17.05	—	—	56.2	—
Financial Credit Investment II, L.P. (“FCI II”)	244.6	15.72	—	—	55.1	—
Financial Credit Investment III, L.P. (“FCI III”)	31.4	7.57	0.1	0.02	31.4	0.1

Apollo/Palmetto Loan Portfolio, L.P.	—		100.00	—	100.00	—	—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	300.0		100.00	—	—	—	—
Apollo Hercules Partners, L.P.	7.5		2.44	7.5	2.44	5.8	5.8
Apollo A-N Overflow Fund, L.P.	2.0		1.96	2.0	1.96	1.5	1.5
Apollo Moultrie Credit Fund, L.P.	400.0		100.00	—	—	330.0	—
Apollo Thunder Partners, L.P.	6.3		2.44	6.3	2.44	5.8	5.8
Apollo Kings Alley Credit Fund, L.P.	6.4		2.50	6.4	2.5	6.2	6.2
Real Estate:
U.S. RE Fund I	435.0	(1)	68.08	16.7	2.48	131.6	3.3
U.S. RE Fund II	325.5		75.63	7.9	1.83	211.2	5.2
CPI Capital Partners North America, L.P.	7.6		1.27	2.1	0.35	0.6	0.2
CPI Capital Partners Europe, L.P.(2)	6.1		0.47	—	—	0.5	—
CPI Capital Partners Asia Pacific, L.P.	6.9		0.53	0.5	0.04	0.1	—
BEA/AGRE China Real Estate Fund, L.P.	0.1		1.03	0.1	1.03	—	—
Apollo-IC, L.P. (Shanghai Village)	0.8		100.00	0.8	100.00	0.3	0.3
AGRE Cobb West Investor, L.P.	22.1		86.41	0.1	0.39	1.9	—
AGRE Asia Co-Invest I Limited	15.6		100.00	—	—	1.1	—
CAI Strategic European Real Estate Ltd.(2)	16.1		92.13	—	—	3.1	—
London Prime Apartments Guernsey Holdings Limited (London Prime Apartments)(3)	23.6		7.80	0.7	0.23	5.7	0.2
2012 CMBS I Fund, L.P.	91.8		100.00	—	—	—	—
2012 CMBS II Fund, L.P.	96.6		100.00	—	—	—	—
Apollo USREF II (Williams Square Co-Invest) L.P.	25.0		28.90	—	—	4.1	—
Apollo Asia Real Estate Fund, L.P.	104.4		58.19	4.4	2.44	104.4	4.4
Other:
Apollo SPN Investments I, L.P.	36.2		0.90	36.2	0.90	32.0	32.0
Total	$10,367.5			$1,299.6		$3,716.1	$558.8

(1)
Figures for U.S. RE Fund I include base, additional, and co-investment commitments. A co-investment vehicle within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.33 as of June 30, 2016.

(2)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.11 as of June 30, 2016.

(3)	Apollo’s commitment in these investments is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.33 as of June 30, 2016.
Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made by AAA to Apollo’s affiliates pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments. In addition, on April 30, 2015, Apollo entered into a revolving credit agreement with AAA Investments (the “AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR plus 1.5%. The Company receives an annual commitment fee of 0.125% on the unused portion of the loan. As of June 30, 2016, no advance on the AAA Investments Credit Agreement was made by the Company.
The 2013 AMH Credit Facilities, 2024 Senior Notes and 2026 Senior Notes will have future impacts on our cash uses. See note 9 of our condensed consolidated financial statements for information regarding the Company’s debt arrangements.
In accordance with the Shareholders Agreement, we have indemnified the Managing Partners and certain Contributing Partners (at varying percentages) for any carried interest income distributed from Fund IV, Fund V and Fund VI that is subject to contingent repayment by the general partner. The Company recorded an indemnification liability of $4.7 million and $4.6 million, respectively, as of June 30, 2016 and December 31, 2015.
Contingent Obligations—Carried interest income in private equity and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues recognized by Apollo through June 30, 2016 that would be reversed approximates $2.5 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.

Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company as general partner has received more carried interest income than was ultimately earned. This general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund. As of June 30, 2016, the Company recorded a general partner obligation to return previously distributed carried interest income of $112.9 million. See note 12 to the condensed consolidated financial statements for further information regarding the general partner obligation.

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
Certain of our funds hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize our risk exposure by limiting the counterparties with which our funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. As of June 30, 2016, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.

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
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016, which is accessible on the Securities and Exchange Commission's website at www.sec.gov. There have been no material changes to the risk factors for the three months ended June 30, 2016.
The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES
On May 10, 2016, May 11, 2016 and June 24, 2016 we issued 479,749, 4,312 and 50,211 Class A shares, respectively, net of taxes to Apollo Management Holdings, L.P., a subsidiary of Apollo Global Management, LLC, in connection with deliveries of shares to participants in the Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Equity Plan”) for an aggregate purchase price of $8,184,517, $74,210 and $787,811, respectively. The issuances were exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our Class A shares made by us or on our behalf during the fiscal quarter ended June 30, 2016.

Period	Total Number of Class A Shares Purchased(1)	Average Price Paid per Share
April 1, 2016 through April 30, 2016	—	$—
May 1, 2016 through May 31, 2016	4,558	16.83
June 1, 2016 through June 30, 2016	—	—
Total	4,558

(1)
During the fiscal quarter ended June 30, 2016, we repurchased a number of our Class A shares equal to the number of Class A restricted shares issued under our equity incentive plan during the quarter. All such repurchases were made in open-market transactions not pursuant to a publicly-announced repurchase plan or program.

In February 2016, the Company announced its adoption of a program to repurchase up to $250 million in the aggregate of its Class A shares, including up to $150 million in the aggregate of its outstanding Class A shares through a share repurchase program and up to $100 million through a reduction of Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the 2007 Equity Plan, which we refer to as net share settlement. Under the share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. The Company expects that the share repurchase program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase Class A shares. The share repurchase program does not require the Company to repurchase any specific number of Class A shares, and the share repurchase program may be suspended, extended, modified or discontinued at any time. Reductions of Class A shares issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the 2007 Equity Plan are not included in the table. There were no share repurchases made as part of the share repurchase program during the second quarter of 2016 and as of June 30, 2016, the approximate dollar value of Class A shares that may be purchased under the program is $137.1 million.

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

4.6
Third Supplemental Indenture dated as of February 1, 2016, among Apollo Management Holdings, L.P., the Guarantors party thereto, Apollo Principal Holdings XI, LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Registrant’s Form 10-Q for the period ended March 31, 2016 (File No. 001-35107)).

4.7
Fourth Supplemental Indenture dated as of May 27, 2016, among Apollo Management Holdings, L.P., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2016 (File No. 001-35107)).

4.8
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

10.9
Fourth Amended and Restated Exchange Agreement, dated as of May 5, 2016, by and among Apollo Global Management, LLC, Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., Apollo Principal Holdings XI, LLC, AMH Holdings (Cayman), L.P. and the Apollo Principal Holders (as defined therein) from time to time party thereto (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the period ended March 31, 2016 (File No. 001-35107)).

*10.10
Amended and Restated Tax Receivable Agreement, dated as of May 6, 2013, by and among APO Corp., Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings VI, Apollo Principal Holdings VIII, L.P., AMH Holdings (Cayman), L.P. and each Holder defined therein.

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

10.20
Amended and Restated Limited Liability Company Agreement of Apollo Principal Holdings XI, LLC dated as of April 11, 2016 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-Q for the period ended March 31, 2016 (File No. 001-35107)).

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

10.24
Joinder, dated as of May 5, 2016, to the Shareholders Agreement, dated as of July 13, 2007, as amended by the First Amendment and Joinder dated as of August 18, 2009, by and among Apollo Global Management, LLC, AP Professional Holdings, L.P., BRH Holdings, L.P., Black Family Partners, L.P., MJR Foundation LLC, MJH Partners, L.P., Leon D. Black, Marc J. Rowan and Joshua J. Harris, and, solely in connection with Article VII of the Agreement, APO Corp., APO Asset Co., LLC, APO (FC), LLC, Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P. and Apollo Management Holdings, L.P. (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-Q for the period ended March 31, 2016 (File No. 001-35107)).

Exhibit Number	Exhibit Description

10.25	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

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

Exhibit Number	Exhibit Description

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

10.48
Guarantor Joinder Agreement, dated as of February 1, 2016, by Apollo Principal Holdings XI, LLC to the Credit Agreement, dated as of December 18, 2013, by and among Apollo Management Holdings, L.P., as the Term Facility Borrower and a Revolving Facility Borrower, the other Revolving Facility Borrowers party thereto, the existing guarantors party thereto, the lenders party thereto from time to time, the issuing banks party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-Q for the period ended March 31, 2016 (File No. 001-35107)).

10.49
Amendment No. 1, dated as of March 11, 2016, to the Credit Agreement, dated as of December 18, 2013, among Apollo Management Holdings, L.P., Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., AAA Holdings, L.P., Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX L.P., Apollo Principal Holdings X, L.P., Apollo Principal Holdings XI, LLC, ST Holdings GP, LLC and ST Management Holdings, LLC, the guarantors party thereto, the lenders party thereto, the issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 15, 2016 (File No. 001-35107)).

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

+10.56
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

Apollo Global Management, LLC
(Registrant)

Date: August 9, 2016	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)