Form 10-Q
period 2016-09-30
Apollo Global Management LLC
filed 2016-11-04
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016 OR

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2016 there were 185,479,663 Class A shares and 1 Class B share outstanding.

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

Our AUM measure includes Assets Under Management for which we charge either no or nominal fees. In addition our AUM measure includes certain assets for which we do not have investment discretion. Our definition of AUM is not based on any definition of Assets Under Management contained in our operating agreement or in any of our Apollo fund management agreements. We consider multiple factors for determining what should be included in our definition of AUM. Such factors include but are not limited to (1) our ability to influence the investment decisions for existing and available assets; (2) our ability to generate income from the underlying assets in our funds; and (3) the AUM measures that we use internally or believe are used by other investment managers. Given the differences in the investment strategies and structures among other alternative investment managers, our calculation of AUM may differ from the calculations employed by other investment managers and, as a result, this measure may not be directly comparable to similar measures presented by other investment managers. Our calculation also differs from the manner in which our related parties registered with the SEC report “Regulatory Assets Under Management” on Form ADV and Form PF in various ways;
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

(i)
“Carry-Generating AUM”, which refers to invested capital of the funds, partnerships and accounts we manage or advise, that is currently above its hurdle rate or preferred return, and profit of such funds, partnerships and accounts is being allocated to the general partner in accordance with the applicable limited partnership agreements or other governing agreements;

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
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund) on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on September 30, 2016 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, carried interest and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors;
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
“gross IRR” of a real estate fund represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on September 30, 2016 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, carried interest, and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date;
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
“net IRR” of a real estate fund represents the cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of September 30, 2016 or other date specified is paid to investors), excluding certain non-fee and non-carry bearing parties, and the return is annualized and compounded after management fees, carried interest, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date;
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
“permanent capital vehicles” refers to (a) assets that are owned by or related to Athene, (b) assets that are owned by or related to MidCap FinCo Limited (“MidCap”) and managed by Apollo Capital Management, L.P., (c) assets of publicly traded vehicles managed by Apollo such as Apollo Investment Corporation (“AINV”), Apollo Commercial Real Estate Finance, Inc. (“ARI”), Apollo Tactical Income Fund Inc. (“AIF”), and Apollo Senior Floating Rate Fund Inc. (“AFT”), in each case that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law and (d) a non-traded business development company sub-advised by Apollo. The investment management arrangements of AINV, AIF and AFT have one year terms, are reviewed annually and remain in effect only if approved by the boards of directors of such companies or by the affirmative vote of the holders of a majority of the outstanding voting shares of such companies, including in either case, approval by a majority of the directors who are not “interested persons” as defined in the Investment Company Act of 1940. In addition, the investment management arrangements of AINV, AIF and AFT may be terminated in certain circumstances upon 60 days’ written notice. The investment management arrangement of ARI has a one year term and is reviewed annually by ARI’s board of directors and may be terminated under certain circumstances by an affirmative vote of at least two-thirds of ARI’s independent directors. The investment management arrangements between MidCap and Apollo Capital Management, L.P. and Athene and Athene Asset Management, may also be terminated under certain circumstances;
“private equity fund appreciation (depreciation)” refers to gain (loss) and income for the traditional private equity funds (as defined below), Apollo Natural Resources Partners, L.P. (“ANRP I”), Apollo Natural Resources Partners II, L.P. (“ANRP II”), Apollo Special Situations Fund, L.P. and AION Capital Partners Limited (“AION”) for the periods presented on a total return basis before giving effect to fees and expenses. The performance percentage is determined by dividing (a) the change in the fair value of investments over the period presented, minus the change in invested capital over the period presented, plus the realized value for the period presented, by (b) the beginning unrealized value for the period presented plus the change in invested capital for the period presented. Returns over multiple periods are calculated by geometrically linking each period’s return over time;
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
“traditional private equity funds” refers to Apollo Investment Fund I, L.P. (“Fund I”), AIF II, L.P. (“Fund II”), a mirrored investment account established to mirror Fund I and Fund II for investments in debt securities (“MIA”), Apollo Investment Fund III, L.P. (together with its parallel funds, “Fund III”), Apollo Investment Fund IV, L.P. (together with its parallel funds, “Fund IV”), Apollo Investment Fund V, L.P. (together with its parallel funds, “Fund V”), Apollo Investment Fund VI, L.P. (together with its parallel funds, “Fund VI”), Apollo Investment Fund VII, L.P. (together with its parallel funds, “Fund VII”) and Apollo Investment Fund VIII, L.P. (together with its parallel funds, “Fund VIII”);
“Unrealized Value” refers to the fair value consistent with valuations determined in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), for investments not yet realized and may include pay in kind, accrued interest and dividends receivable, if any.  In addition, amounts include committed and funded amounts for certain investments; and
“Vintage Year” refers to the year in which a fund’s final capital raise has occurred.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(dollars in thousands, except share data)

	As of September 30, 2016	As of December 31, 2015
Assets:
Cash and cash equivalents	$926,932	$612,505
Cash and cash equivalents held at consolidated funds	6,014	4,817
Restricted cash	4,776	5,700
Investments	1,390,998	1,154,749
Assets of consolidated variable interest entities:
Cash and cash equivalents	53,489	56,793
Investments, at fair value	946,534	910,566
Other assets	49,733	63,413
Carried interest receivable	991,815	643,907
Due from related parties	297,719	247,835
Deferred tax assets	596,228	646,207
Other assets	112,432	95,844
Goodwill	88,852	88,852
Intangible assets, net	24,693	28,620
Total Assets	$5,490,215	$4,559,808
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$116,277	$92,012
Accrued compensation and benefits	122,143	54,836
Deferred revenue	204,516	177,875
Due to related parties	661,515	594,536
Profit sharing payable	466,055	295,674
Debt	1,355,994	1,025,255
Liabilities of consolidated variable interest entities:
Debt, at fair value	838,704	801,270
Other liabilities	54,801	85,982
Other liabilities	59,345	43,387
Total Liabilities	3,879,350	3,170,827
Commitments and Contingencies (see note 13)
Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Class A shares, no par value, unlimited shares authorized, 184,743,799 and 181,078,937 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Additional paid in capital	1,876,342	2,005,509
Accumulated deficit	(1,147,798)	(1,348,384)
Accumulated other comprehensive loss	(5,450)	(7,620)
Total Apollo Global Management, LLC shareholders’ equity	723,094	649,505
Non-Controlling Interests in consolidated entities	94,500	86,561
Non-Controlling Interests in Apollo Operating Group	793,271	652,915
Total Shareholders’ Equity	1,610,865	1,388,981
Total Liabilities and Shareholders’ Equity	$5,490,215	$4,559,808

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(dollars in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Advisory and transaction fees from related parties, net	$29,801	$9,276	$102,699	$34,269
Management fees from related parties	274,313	238,563	775,171	694,036
Carried interest income (loss) from related parties	199,617	(54,571)	407,134	119,714
Total Revenues	503,731	193,268	1,285,004	848,019
Expenses:
Compensation and benefits:
Salary, bonus and benefits	92,591	93,514	290,013	270,017
Equity-based compensation	26,163	31,404	74,203	73,786
Profit sharing expense	90,152	(20,329)	179,767	89,935
Total Compensation and Benefits	208,906	104,589	543,983	433,738
Interest expense	12,832	7,529	30,505	22,454
General, administrative and other	32,403	21,645	92,970	65,972
Professional fees	11,816	17,218	50,955	51,907
Occupancy	9,701	10,137	29,221	30,226
Placement fees	1,953	2,617	5,781	5,802
Depreciation and amortization	4,646	11,176	14,139	33,347
Total Expenses	282,257	174,911	767,554	643,446
Other Income:
Net gains from investment activities	17,746	80,950	50,287	107,492
Net gains from investment activities of consolidated variable interest entities	800	911	2,817	8,039
Income from equity method investments	23,213	2,021	64,356	18,079
Interest income	1,192	818	3,073	2,403
Other income (loss), net	(40)	93	485	6,742
Total Other Income	42,911	84,793	121,018	142,755
Income before income tax provision	264,385	103,150	638,468	347,328
Income tax provision	(29,667)	(6,591)	(62,508)	(21,197)
Net Income	234,718	96,559	575,960	326,131
Net income attributable to Non-Controlling Interests	(140,099)	(55,508)	(340,077)	(197,725)
Net Income Attributable to Apollo Global Management, LLC	$94,619	$41,051	$235,883	$128,406
Distributions Declared per Class A Share	$0.37	$0.42	$0.90	$1.61
Net Income Per Class A Share:
Net Income Available to Class A Share – Basic	$0.50	$0.20	$1.24	$0.60
Net Income Available to Class A Share – Diluted	$0.50	$0.20	$1.24	$0.60
Weighted Average Number of Class A Shares Outstanding – Basic	184,438,515	176,169,986	183,602,982	170,879,302
Weighted Average Number of Class A Shares Outstanding – Diluted	184,438,515	176,169,986	183,602,982	170,879,302

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(dollars in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$234,718	$96,559	$575,960	$326,131
Other Comprehensive Income, net of tax:
Allocation of currency translation adjustment of consolidated CLOs and funds (net of taxes of $0.1 million and $0.1 million for Apollo Global Management, LLC for the three months ended September 30, 2016 and 2015, respectively, and $0.3 million and $0.7 million for Apollo Global Management, LLC for the nine months ended September 30, 2016 and 2015, respectively, and $0.0 million for Non-Controlling Interests in Apollo Operating Group for the three and nine months ended September 30, 2016 and 2015)	1,144	386	3,103	(10,505)
Net gain from change in fair value of cash flow hedge instruments	26	26	79	78
Net income (loss) on available-for-sale securities	900	(572)	450	(786)
Total Other Comprehensive Income (Loss), net of tax	2,070	(160)	3,632	(11,213)
Comprehensive Income	236,788	96,399	579,592	314,918
Comprehensive Income attributable to Non-Controlling Interests	(140,644)	(58,241)	(341,539)	(192,153)
Comprehensive Income Attributable to Apollo Global Management, LLC	$96,144	$38,158	$238,053	$122,765

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Additional Paid in Capital	Accumulated Deficit	Appropriated Partners’ Capital	Accumulated Other Comprehensive Loss	Total Apollo Global Management, LLC Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2015	163,046,554	1	$2,254,283	$(1,400,661)	$933,166	$(306)	$1,786,482	$3,222,195	$934,784	$5,943,461
Cumulative effect adjustment from adoption of accounting guidance	—	—	1,771	(3,350)	(933,166)	—	(934,745)	(3,134,518)	—	(4,069,263)
Dilution impact of issuance of Class A shares	—	—	1,862	—	—	—	1,862	—	—	1,862
Capital increase related to equity-based compensation	—	—	49,952	—	—	—	49,952	—	—	49,952
Capital contributions	—	—	—	—	—	—	—	5,671	—	5,671
Distributions	—	—	(301,368)	—	—	—	(301,368)	(16,163)	(377,663)	(695,194)
Payments related to deliveries of Class A shares for RSUs and restricted shares	9,478,427	—	4,921	(53,019)	—	—	(48,098)	—	—	(48,098)
Exchange of AOG Units for Class A shares	6,483,121	—	39,260	—	—	—	39,260	—	(23,146)	16,114
Net income	—	—	—	128,406	—	—	128,406	11,218	186,507	326,131
Allocation of currency translation adjustment of consolidated CLOs and fund entities	—	—	—	—	—	(4,889)	(4,889)	(5,616)	—	(10,505)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	34	34	—	44	78
Net loss on available-for-sale securities	—	—	—	—	—	(786)	(786)	—	—	(786)
Balance at September 30, 2015	179,008,102	1	$2,050,681	$(1,328,624)	$—	$(5,947)	$716,110	$82,787	$720,526	$1,519,423
Balance at January 1, 2016	181,078,937	1	$2,005,509	$(1,348,384)	$—	$(7,620)	$649,505	$86,561	$652,915	$1,388,981
Dilution impact of issuance of Class A shares	—	—	340	—	—	—	340	—	—	340
Capital increase related to equity-based compensation	—	—	53,910	—	—	—	53,910	—	—	53,910
Capital contributions	—	—	—	—	—	—	—	12,933	—	12,933
Distributions	—	—	(172,095)	—	—	—	(172,095)	(10,555)	(194,371)	(377,021)
Payments related to deliveries of Class A shares for RSUs and restricted shares	4,245,086	—	41	(35,297)	—	—	(35,256)	—	—	(35,256)
Repurchase of Class A shares	(954,447)	—	(12,902)	—	—	—	(12,902)	—	—	(12,902)
Exchange of AOG Units for Class A shares	374,223	—	1,539	—	—	—	1,539	—	(1,251)	288
Net income	—	—	—	235,883	—	—	235,883	3,891	336,186	575,960
Allocation of currency translation adjustment of consolidated CLOs and fund entities	—	—	—	—	—	1,683	1,683	1,670	(250)	3,103
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	37	37	—	42	79
Net income on available-for-sale securities	—	—	—	—	—	450	450	—	—	450
Balance at September 30, 2016	184,743,799	1	$1,876,342	$(1,147,798)	$—	$(5,450)	$723,094	$94,500	$793,271	$1,610,865

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(dollars in thousands, except share data)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$575,960	$326,131
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	74,203	73,786
Depreciation and amortization	14,139	33,347
Unrealized gains from investment activities	(50,084)	(108,252)
Cash distributions of earnings from equity method investments	17,079	24,617
Satisfaction of contingent obligations	(10,096)	—
Income from equity method investments	(64,356)	(18,079)
Deferred taxes, net	52,184	17,277
Other non-cash amounts included in net income, net	970	(44,379)
Changes in assets and liabilities:
Carried interest receivable	(348,815)	258,317
Due from related parties	(49,863)	(18,481)
Accounts payable and accrued expenses	24,306	15,506
Accrued compensation and benefits	65,602	71,790
Deferred revenue	29,168	4,092
Due to related parties	68,726	(9,285)
Profit sharing payable	168,741	(53,671)
Other assets and other liabilities, net	(8,082)	(7,786)
Apollo Fund and VIE related:
Net realized and unrealized (gains) losses from investing activities and debt	621	(11,517)
Change in cash held at consolidated variable interest entities	4,139	284,890
Purchases of investments	(396,810)	(388,616)
Proceeds from sale of investments	422,922	264,522
Changes in other assets and other liabilities, net	(17,483)	(148,449)
Net Cash Provided by Operating Activities	$573,171	$565,760
Cash Flows from Investing Activities:
Purchases of fixed assets	$(4,921)	$(5,015)
Purchase of investments	(44,530)	(25,000)
Cash contributions to equity method investments	(188,572)	(136,421)
Cash distributions from equity method investments	68,685	38,855
Issuance of related party loans	(3,906)	(25,016)
Other investing activities	919	2,182
Net Cash Used in Investing Activities	$(172,325)	$(150,415)
Cash Flows from Financing Activities:
Principal repayments of debt	$(200,000)	$—
Issuance of debt	532,706	—
Satisfaction of tax receivable agreement	—	(48,420)
Purchase of Class A shares	(13,003)	(3,050)
Payments related to deliveries of Class A shares for RSUs	(35,297)	(53,019)
Distributions paid	(172,095)	(275,850)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(194,371)	(377,663)
Other financing activities	(11,926)	(21,968)
Apollo Fund and VIE related:
Distributions paid to Non-Controlling Interests in consolidated variable interest entities	(4,133)	(6,794)
Contributions from Non-Controlling Interests in consolidated variable interest entities	12,897	5,524
Net Cash Used in Financing Activities	$(85,222)	$(781,240)
Net Increase (Decrease) in Cash and Cash Equivalents	315,624	(365,895)
Cash and Cash Equivalents, Beginning of Period	617,322	1,205,663
Cash and Cash Equivalents, End of Period	$932,946	$839,768
Supplemental Disclosure of Cash Flow Information:
Interest paid	$20,045	$19,189
Interest paid by consolidated variable interest entities	13,911	15,007
Income taxes paid	5,806	6,354
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash contributions to equity method investments	$1,231	$35,074
Non-cash distributions from equity method investments	(4,496)	(5,909)
Supplemental Disclosure of Non-Cash Financing Activities:
Declared and unpaid distributions	$—	$(25,518)
Capital increases related to equity-based compensation	53,910	49,952
Other non-cash financing activities	364	1,832
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$1,807	$60,648
Due to related parties	(1,519)	(44,534)
Additional paid in capital	(288)	(16,114)
Non-Controlling Interest in Apollo Operating Group	1,251	23,146
Net Assets Deconsolidated from Consolidated Variable Interest Entities and Funds:
Cash and cash equivalents	$—	$760,491
Investments, at fair value	—	16,930,227
Other Assets	—	280,428
Debt, at fair value	—	(13,229,570)
Other liabilities	—	(529,080)
Non-Controlling interest in consolidated entities	—	(3,134,518)
Appropriated Partners' Capital	—	(929,708)

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
As of September 30, 2016, the Company owned, through five intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, APO Asset Co., LLC, a Delaware limited liability company that is a disregarded entity for U.S. federal income tax purposes, APO (FC), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes, APO (FC II), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes and APO UK (FC), Limited, a United Kingdom incorporated company that is treated as a corporation for U.S. federal income tax purposes (collectively, the “Intermediate Holding Companies”), 46.1% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly-owned subsidiaries.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and certain of the Company’s other partners (the “Contributing Partners”) indirectly beneficially own interests in each of the partnerships that comprise the Apollo Operating Group (“AOG Units”). As of September 30, 2016, Holdings owned the remaining 53.9% of the economic interests in the Apollo Operating Group. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.
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
In February 2015, the Financial Accounting Standards Board (“FASB”) issued new consolidation guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. During the second quarter of 2015, the Company elected to adopt this new guidance using the modified retrospective method, which resulted in an effective date of adoption of January 1, 2015. Restatement of prior period results is not required. Amounts presented for the three and nine months ended September 30, 2015 in the condensed consolidated statements of operations reflect the adoption of this accounting guidance as of January 1, 2015.
Pursuant to the new consolidation guidance, the Company first evaluates whether it holds a variable interest in an entity. Fees that are customary and commensurate with the level of services provided, and where the Company doesn’t hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered a variable interest. Apollo factors in all economic interests including proportionate interests through related parties, to determine if fees are considered a variable interest. As Apollo’s interests in many of these entities are solely through market rate performance fees and/or insignificant indirect interests through related parties, Apollo is not considered to have a variable interest in many of these entities under the new guidance and no further consolidation analysis is performed. For entities where the Company has determined that it does hold a variable interest, the Company performs an assessment to determine whether each of those entities qualify as a variable interest entity (“VIE”).
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
Under the voting interest model, Apollo consolidates those entities it controls through a majority voting interest. Apollo does not consolidate those VOEs in which substantive kick-out rights have been granted to the unrelated investors to either dissolve the fund or remove the general partner.
Under the variable interest model, Apollo consolidates those entities where it is determined that the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it has a controlling financial interest in the VIE, which is defined as possessing both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. When Apollo alone is not considered to have a controlling financial interest in the VIE but Apollo and its related parties under common control in the aggregate have a controlling financial interest in the VIE, Apollo will still be deemed the primary beneficiary if it is the party that is most closely associated with the VIE. When Apollo and its related parties not under common control in the aggregate have a controlling financial interest in the VIE then Apollo would be deemed to be the primary beneficiary if substantially all the activities of the entity are performed on behalf of Apollo.
Apollo determines whether it is the primary beneficiary of a VIE at the time it becomes initially involved with the VIE and reconsiders that conclusion continuously. Investments and redemptions (either by Apollo, related parties of Apollo or third parties) or amendments to the governing documents of the respective entity may affect an entity’s status as a VIE or the determination of the primary beneficiary.
Assets and liabilities of the consolidated VIEs are primarily shown in separate sections within the condensed consolidated statements of financial condition as of September 30, 2016 and December 31, 2015. For additional disclosures regarding VIEs, see note 4.
Deferred Revenue—Apollo earns management fees subject to the Management Fee Offset. When advisory and transaction fees are earned by the management company, the Management Fee Offset reduces the management fee obligation of

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

the fund. When the management company receives cash for advisory and transaction fees, a certain percentage of such advisory and/or transaction fees, as applicable, is allocated as a credit to reduce future management fees, otherwise payable by such fund. Such credit is classified as deferred revenue in the condensed consolidated statements of financial condition. A portion of any excess advisory and transaction fees may be required to be returned to the limited partners of certain funds upon such fund’s liquidation. As the management fees earned by the management company are presented on a gross basis, any Management Fee Offsets calculated are presented as a reduction to advisory and transaction fees from related parties in the condensed consolidated statements of operations.
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
Derivatives—The Company recognizes derivatives as assets or liabilities on its condensed consolidated statements of financial condition at fair value. On the date the Company enters into a derivative contract, it designates and documents the derivative contract as one of the following: (a) a hedge of a recognized asset or liability (“fair value hedge”), (b) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), (c) a hedge of a net investment in a foreign operation (“net investment hedge”) or (d) a derivative instrument not designated as a hedging instrument (“freestanding derivative”). The Company did not have any freestanding derivatives or derivatives designated as fair value or cash flow hedges as of September 30, 2016 or December 31, 2015. In May 2014, the Company entered into a treasury rate lock agreement (“rate lock”) to mitigate the risk of changes in the treasury rate ahead of the final pricing of the 2024 Senior Notes. The rate lock was designated as a cash flow hedge at inception. The Company settled the rate lock in connection with the issuance of the 2024 Senior Notes in May 2014. The Company incurred a $1.0 million loss on settlement of the rate lock during the three months ended June 30, 2014 that is being reclassified out of other comprehensive income into interest expense over the term of the 2024 Senior Notes. For net investment hedges, the Company records changes in the fair value of the derivative in the cumulative translation adjustment section of other comprehensive income to the extent it is effective as a hedge. The fair values of the derivative instruments are reflected in other assets and other liabilities on the condensed consolidated statements of financial condition.
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
During the second quarter of 2015, the Company adopted the measurement alternative included in the collateralized financing entity (“CFE”) guidance using a modified retrospective approach by recording a cumulative-effect adjustment to shareholders’ equity as of January 1, 2015. Restatement of prior period results is not required. Amounts presented for the three and nine months ended September 30, 2015 in the condensed consolidated statements of operations reflect the adoption of this accounting guidance as of January 1, 2015. The Company measures both the financial assets and financial liabilities of the consolidated CLOs in its condensed consolidated financial statements using the fair value of the financial assets of the consolidated CLOs, which are more observable than the fair value of the financial liabilities of the consolidated CLOs. As a result, the financial assets of the consolidated CLOs are measured at fair value and the financial liabilities are measured in consolidation as: (i) the sum of the fair value of the financial assets and the carrying value of any non-financial assets that are incidental to the operations of the CLOs less (ii) the sum of the fair value of any beneficial interests retained by the reporting entity (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interest retained by the Company) using a reasonable and consistent methodology. Under the measurement alternative, the Company’s condensed consolidated net income reflects the Company’s own economic interests in the consolidated CLOs including (i) changes in the fair value of the beneficial interests retained by the Company and (ii) beneficial interests that represent compensation for collateral management services.

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
Revenues
Advisory and Transaction Fees from Related Parties, Net—Advisory and transaction fees, including directors’ fees, are recognized when the underlying services rendered are substantially completed in accordance with the terms of the transaction and advisory agreements. Additionally, during the normal course of business, the Company incurs certain costs related to certain transactions that are not consummated (“broken deal costs”). These costs (e.g., research costs, due diligence costs, professional fees, legal fees and other related items) are determined to be broken deal costs upon management’s decision to no longer pursue the transaction. In accordance with the related fund agreement, in the event the deal is deemed broken, all of the costs are reimbursed by the funds and then included as a component of the calculation of the Management Fee Offset (described below). If a deal is successfully completed, Apollo is reimbursed by the fund or fund’s portfolio company for all costs incurred and no offset is generated. As the Company acts as an agent for the funds it manages, any transaction costs incurred and paid by the Company on behalf of the respective funds relating to successful or broken deals are presented net on the Company’s condensed consolidated statements of operations, and any receivable from the respective funds is presented in due from related parties on the condensed consolidated statements of financial condition.
Advisory and transaction fees from related parties, net, also includes underwriting fees. Underwriting fees include gains, losses and fees, net of syndicate expenses, arising from securities offerings in which one of the Company’s subsidiaries participates in the underwriter syndicate. Underwriting fees are recognized at the time the underwriting is completed and the income is reasonably assured and are included in the condensed consolidated statements of operations. Underwriting fees recognized but not received are included in other assets on the condensed consolidated statements of financial condition.
As a result of providing advisory services to certain private equity and credit portfolio companies, Apollo is generally entitled to receive fees for transactions related to the acquisition, in certain cases, and disposition of portfolio companies as well as ongoing monitoring of portfolio company operations and directors’ fees. The amounts due from portfolio companies are included in due from related parties, which is discussed further in note 12. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Advisory and transaction fees from related parties are presented net of the Management Fee Offset in the condensed consolidated statements of operations.
Management Fees from Related Parties—Management fees for private equity, credit, and real estate funds are recognized in the period during which the related services are performed in accordance with the contractual terms of the related agreement, and are generally based upon (1) a percentage of the capital committed during the commitment period, and thereafter based on the remaining invested capital of unrealized investments, or (2) net asset value, gross assets or as otherwise defined in the respective agreements. Included in management fees are certain expense reimbursements where the Company is considered the principal under the agreements and is required to record the expense and related reimbursement revenue on a gross basis.
Carried Interest Income (Loss) from Related Parties—Apollo is entitled to an incentive return that can normally amount to as much as 20% of the total returns on a fund’s capital, depending upon performance. Performance-based fees are assessed as a percentage of the investment performance of the funds. The carried interest income from related parties for any period is based upon an assumed liquidation of the fund’s net assets on the reporting date, and distribution of the net proceeds in accordance with the fund’s income allocation provisions. Carried interest receivable is presented separately in the condensed consolidated statements of financial condition. The carried interest income from related parties may be subject to reversal to the extent that the carried interest income recorded exceeds the amount due to the general partner based on a fund’s cumulative investment returns.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

When applicable, the accrual for potential repayment of previously received carried interest income, which is a component of due to related parties, represents all amounts previously distributed to the general partner that would need to be repaid to the Apollo funds if these funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner obligation, however, would not become payable or realized until the end of a fund’s life.
Compensation and Benefits
Equity-Based Compensation—Equity-based awards granted to employees as compensation are measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are expensed over the relevant service period. The Company estimates forfeitures for equity-based awards that are not expected to vest. Equity-based awards granted to non-employees for services provided to related parties are remeasured to fair value at the end of each reporting period and expensed over the relevant service period.
Salaries, Bonus and Benefits—Salaries, bonus and benefits include base salaries, discretionary and non-discretionary bonuses, severance and employee benefits. Bonuses are generally accrued over the related service period.
The Company sponsors a 401(k) savings plan whereby U.S.-based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the three and nine months ended September 30, 2016 and 2015.
Profit Sharing Expense—Profit sharing expense primarily consists of a portion of carried interest recognized in one or more funds allocated to employees, former employees and Contributing Partners. Profit sharing expense is recognized on an accrued basis as the related carried interest income is earned. Profit sharing expense can be reversed during periods when there is a decline in carried interest income that was previously recognized. Additionally, profit sharing amounts previously distributed may be subject to clawback from employees, former employees and Contributing Partners. When applicable, the accrual for potential clawback of previously distributed profit sharing amounts, which is a component of due from related parties on the condensed consolidated statements of financial condition, represents all amounts previously distributed to employees, former employees and Contributing Partners that would need to be returned to the general partner if the Apollo funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner receivable, however, would not become realized until the end of a fund’s life.
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
Use of Estimates
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Apollo’s most significant estimates include goodwill, intangible assets, income taxes, carried interest income from related parties, contingent consideration obligations related to acquisitions, non-cash compensation, and fair value of investments and debt. Actual results could differ materially from those estimates.
Recent Accounting Pronouncements
In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As such, this new guidance could impact the timing of revenue recognition. The new guidance also requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance will apply to all entities. In August 2015, the FASB issued its final standard formally amending the effective date of the new revenue recognition guidance. The amended guidance defers the effective date

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

of the new guidance to interim reporting periods within annual reporting periods beginning after December 15, 2017. Entities are permitted to apply the new guidance early, but not before the original effective date (i.e., interim periods within annual periods beginning after December 15, 2016). The Company is in the process of evaluating the impact that this guidance will have on its condensed consolidated financial statements, including the timing of the recognition of carried interest income.
In August 2014, the FASB issued guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance requires that management evaluate each annual and interim reporting period whether conditions exist that give rise to substantial doubt about the entity’s ability to continue as a going concern within one year from the financial statement issuance date, and if so, provide related disclosures. Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The new guidance applies to all companies. The guidance is effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. This guidance is not expected to have an impact on the condensed consolidated financial statements of the Company.
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
In August 2016, the FASB issued guidance intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investments. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is in the process of evaluating the impact that this guidance will have on its condensed consolidated financial statements.
In October 2016, the FASB issued guidance that amends the consolidation guidance issued in February 2015. Under the amended guidance a decision maker will need to consider only its proportionate indirect interest in a VIE that is held through a related party under common control. Under the originally issued guidance, a decision maker treats the interest of the related party under common control in the VIE as if the decision maker held the interest itself. The amended guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. Early adoption is permitted for all entities. The Company is in the process of evaluating the impact that this guidance will have on its condensed consolidated financial statements.
3. INVESTMENTS
The following table represents Apollo’s investments:

	As of September 30, 2016	As of December 31, 2015
Investments, at fair value	$619,684	$539,080
Equity method investments	771,314	615,669
Total Investments	$1,390,998	$1,154,749

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Net Gains from Investment Activities
The following table presents the realized and net change in unrealized gains on investments, at fair value for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Realized gains on sales of investments	$472	$33	$375	$187
Net change in unrealized gains due to changes in fair value(1)	17,274	80,917	49,912	107,305
Net gains from investment activities	$17,746	$80,950	$50,287	$107,492

(1)	Primarily relates to the Company’s investment in Athene Holding. See note 5 for further information regarding the Company’s investment in Athene Holding.
Equity Method Investments
Apollo’s equity method investments include its investments in Apollo private equity, credit and real estate funds, which are not consolidated, but in which the Company exerts significant influence. Apollo’s share of net income generated by these investments is recorded within income from equity method investments in the condensed consolidated statements of operations.
Equity method investments, excluding those for which the fair value option was elected, as of September 30, 2016 and December 31, 2015 consisted of the following:

	Equity Held as of
	September 30, 2016(5)	December 31, 2015(5)
Private Equity(1)(2)	$410,018	$273,074
Credit(1)(3)	330,529	313,116
Real Estate	30,767	29,479
Total equity method investments(4)	$771,314	$615,669

(1)
As of September 30, 2016, equity method investments include Fund VIII (Private Equity) and MidCap (Credit) of $242.8 million and $81.0 million, respectively, representing an ownership percentage of 2.2% and 4.7%, respectively. As of December 31, 2015, equity method investments include Fund VIII (Private Equity) and MidCap (Credit) of $116.4 million and $79.3 million, respectively, representing an ownership percentage of 2.2% and 4.9%, respectively.

(2)	The value of the Company’s investment in AP Alternative Assets, L.P. (“AAA”) was $52,687 and $57,159 based on the quoted market price as of September 30, 2016 and December 31, 2015, respectively.

(3)	The value of the Company’s investment in AINV was $51,534 and $41,833 based on the quoted market price as of September 30, 2016 and December 31, 2015, respectively.

(4)	Certain funds invest across multiple segments. The presentation in the table above is based on the classification of the majority of such funds’ investments.

(5)	Some amounts are included a quarter in arrears.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

As of September 30, 2016 and for the nine months ended September 30, 2016, no equity method investment held by Apollo met the significance criteria as defined by the SEC. The following tables present summarized financial information of Athene Holding, for which the fair value option was elected, for the three and nine months ended September 30, 2016 and 2015. Although the disclosure is not required by the significance criteria for the quarter ended September 30, 2016, for consistency purposes the Company chose to include this information as it was included in its quarterly report on Form 10-Q for the quarter ended June 30, 2016.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016(1)	2015(1)	2016(1)	2015(1)
	in millions
Statements of Operations
Revenues	$1,047	$544	$2,818	$2,554
Expenses	839	413	2,309	1,981
Income before income tax provision	208	131	509	573
Income tax provision (benefit)	16	27	(29)	62
Net income	192	104	538	511
Net income attributable to Non-Controlling Interests	—	—	—	(46)
Net income available to Athene common shareholders	$192	$104	$538	$465

(1)
The financial statement information for the three and nine months ended September 30, 2016 and 2015 is presented a quarter in arrears and is comprised of the financial information for the three and nine months ended June 30, 2016 and 2015, which represents the latest available financial information as of the date of this report.

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
The assets of these consolidated CLOs are not available to creditors of the Company. In addition, the investors in these consolidated CLOs have no recourse against the assets of the Company. The Company measures both the financial assets and the financial liabilities of the CLOs using the fair value of the financial assets as further described in note 2. The Company has elected the fair value option for financial instruments held by its consolidated CLOs, which includes investments in loans and corporate bonds, as well as debt obligations and contingent obligations held by such consolidated CLOs. Other assets include amounts due from brokers and interest receivables. Other liabilities include payables for securities purchased, which represent open trades within the consolidated VIEs and primarily relate to corporate loans that are expected to settle within the next 60 days. From time to time, Apollo makes investments in certain consolidated CLOs denominated in foreign currencies. As of September 30, 2016

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

and December 31, 2015, the Company held an investment of $44.2 million and $42.3 million, respectively, in consolidated foreign currency denominated CLOs, which eliminates in consolidation.
Net Gains from Investment Activities of Consolidated Variable Interest Entities
The following table presents net gains from investment activities of the consolidated VIEs for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net gains (losses) from investment activities	$9,466	$(1,558)	$7,341	$8,516
Net gains (losses) from debt	(7,745)	9,727	(9,182)	2,798
Interest and other income	11,404	9,994	34,913	28,042
Interest and other expenses	(12,325)	(17,252)	(30,255)	(31,317)
Net gains from investment activities of consolidated variable interest entities	$800	$911	$2,817	$8,039
Senior Secured Notes and Subordinated Notes—Included within debt are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016				As of December 31, 2015
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)(3)	$761,340	1.91%		11.3	$735,792	2.17%		12.1
Subordinated Notes(2)(3)	85,225	N/A	(1)	14.4	82,365	N/A	(1)	15.1
Total	$846,565				$818,157

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.

(2)	The fair value of Senior Secured Notes and Subordinated Notes as of September 30, 2016 and December 31, 2015 was $838.7 million and $801.3 million, respectively.

(3)
The debt at fair value of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. As of September 30, 2016 and December 31, 2015, the fair value of the consolidated VIE assets was $1,049.8 million and $1,030.8 million, respectively. This collateral consisted of cash and cash equivalents, investments, at fair value, and other assets.

The consolidated VIEs’ debt obligations contain various customary loan covenants as described above. As of September 30, 2016, the Company was not aware of any instances of non-compliance with any of these covenants.
Variable Interest Entities Which are Not Consolidated
The Company holds variable interests in certain VIEs which are not consolidated, as it has been determined that Apollo is not the primary beneficiary.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present the carrying amounts of the assets and liabilities of the VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary as of September 30, 2016 and December 31, 2015. In addition, the tables present the maximum exposure to losses relating to these VIEs.

	As of September 30, 2016
	Total Assets		Total Liabilities		Apollo Exposure
Total	$6,960,498	(1)	$2,764,793	(2)	$262,352	(3)

(1)	Consists of $327.9 million in cash, $6,609.0 million in investments and $23.5 million in receivables.

(2)	Represents $2,764.8 million in debt and other payables.

(3)
Represents Apollo’s direct investment in those entities in which Apollo holds a significant variable interest and certain other investments. Additionally, cumulative carried interest income is subject to reversal in the event of future losses. The maximum amount of future reversal of carried interest income from all of Apollo’s funds, including those entities in which Apollo holds a significant variable interest, was $2.7 billion as of September 30, 2016, as discussed in note 13.

	As of December 31, 2015
	Total Assets		Total Liabilities		Apollo Exposure
Total	$5,378,456	(1)	$1,626,743	(2)	$202,146	(3)

(1)	Consists of $219.8 million in cash, $5,149.0 million in investments and $9.6 million in receivables.

(2)	Represents $1,626.7 million in debt and other payables.

(3)
Represents Apollo’s direct investment in those entities in which Apollo holds a significant variable interest. Additionally, cumulative carried interest income is subject to reversal in the event of future losses. The maximum amount of future reversal of carried interest income from all of Apollo’s funds, including those entities in which Apollo holds a significant variable interest, was $2.4 billion as of December 31, 2015.

5. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the valuation of the Company’s financial assets and liabilities for which the fair value option has been elected by the fair value hierarchy as of September 30, 2016 and December 31, 2015, respectively:

	As of September 30, 2016
	Level I(1)	Level II(1)	Level III	Total		Cost of Investments, at Fair Value
Assets
Investments, at fair value:
Investments of Consolidated Apollo Funds	$968	$13,334	$321	$14,623		$14,869
Other investments	—	—	46,232	46,232		45,340
Investment in Athene Holding(2)	—	—	558,829	558,829		387,526
Total investments, at fair value	968	13,334	605,382	619,684	(7)	$447,735
Investments of VIEs, at fair value(3)	—	834,834	106,534	941,368
Investments of VIEs, valued using NAV(4)	—	—	—	5,166
Total investments of VIEs, at fair value	—	834,834	106,534	946,534
Derivative assets	—	965	—	965
Total Assets	$968	$849,133	$711,916	$1,567,183

Liabilities
Liabilities of VIEs, at fair value(3)(5)	$—	$838,704	$11,807	$850,511
Contingent consideration obligations(6)	—	—	81,219	81,219
Derivative liabilities	—	1,429	—	1,429
Total Liabilities	$—	$840,133	$93,026	$933,159

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of December 31, 2015
	Level I(1)	Level II(1)	Level III	Total		Cost of Investments, at Fair Value
Assets
Investments, at fair value:
Investments of Consolidated Apollo Funds	$—	$26,913	$1,634	$28,547		$29,344
Other investments	—	—	434	434		831
Investment in Athene Holding(2)	—	—	510,099	510,099		387,526
Total investments, at fair value	—	26,913	512,167	539,080	(7)	$417,701
Investments of VIEs, at fair value(3)(4)	—	803,412	100,941	904,353
Investments of VIEs, valued using NAV (4)	—	—	—	6,213
Total investments of VIEs, at fair value	—	803,412	100,941	910,566
Total Assets	$—	$830,325	$613,108	$1,449,646

Liabilities
Liabilities of VIEs, at fair value(3)(5)	$—	$801,270	$11,411	$812,681
Contingent consideration obligations(6)	—	—	79,579	79,579
Total Liabilities	$—	$801,270	$90,990	$892,260

(1)	All Level I and Level II assets and liabilities were valued using third party pricing.

(2)	See note 12 for further disclosure regarding the investment in Athene Holding.

(3)	See note 4 for further disclosure regarding VIEs.

(4)
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

(5)
As of September 30, 2016, liabilities of VIEs, at fair value included debt and other liabilities of $838.7 million and $11.8 million, respectively. As of December 31, 2015, liabilities of VIEs, at fair value included debt and other liabilities of $801.3 million and $11.4 million, respectively. Other liabilities include contingent obligations classified as Level III.

(6)	See note 13 for further disclosure regarding contingent consideration obligations.

(7)
See note 3 to our condensed consolidated financial statements for further detail regarding our investments at fair value and reconciliation to the condensed consolidated statements of financial condition.

There were no transfers of financial assets or liabilities between Level I and Level II for the three and nine months ended September 30, 2016 and 2015.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables summarize the changes in fair value in financial assets measured at fair value for which Level III inputs have been used to determine fair value for the three months ended September 30, 2016 and 2015, respectively:

	For the Three Months Ended September 30, 2016
	Investments of Consolidated Apollo Funds	Other Investments	Investment in Athene Holding	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$2,853	$44,753	$542,437	$112,690	$702,733
Purchases	—	334	—	11,040	11,374
Sales of investments/distributions	(1,361)	—	—	(11,204)	(12,565)
Net realized gains	15	—	—	86	101
Changes in net unrealized gains (losses)	107	939	16,392	(215)	17,223
Cumulative translation adjustment	—	206	—	1,004	1,210
Transfer into Level III(1)	—	—	—	8,755	8,755
Transfer out of Level III(1)	(1,293)	—	—	(15,622)	(16,915)
Balance, End of Period	$321	$46,232	$558,829	$106,534	$711,916
Change in net unrealized gains included in net gains from investment activities related to investments still held at reporting date	$51	$939	$16,392	$—	$17,382
Change in net unrealized losses included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	—	—	(358)	(358)

(1)
Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

	For the Three Months Ended September 30, 2015
	Investments of Consolidated Apollo Funds	Other Investments	Investment in Athene Holding	Investment in RCAP(3)	Investments of Consolidated VIEs	Total
Balance, Beginning of Period(1)	$2,003	$629	$414,726	$—	$124,699	$542,057
Purchases	1,945	3	—	25,000	4,562	31,510
Sale of investments/Distributions	(2,482)	(54)	—	—	(5,184)	(7,720)
Net realized gains (losses)	12	—	—	—	2	14
Changes in net unrealized gains (losses)	18	(109)	81,216	—	2,027	83,152
Cumulative translation adjustment	—	—	—	—	325	325
Transfer into Level III(2)	3,147	—	—	—	21,411	24,558
Transfer out of Level III(2)	(1,222)	—	—	—	(26,257)	(27,479)
Balance, End of Period(1)	$3,421	$469	$495,942	$25,000	$121,585	$646,417
Change in net unrealized gains (losses) included in net gains from investment activities related to investments still held at reporting date	$(315)	$(109)	$81,216	$—	$—	$80,792
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	—	—	—	2,448	2,448

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

(3)	Represents Apollo’s investment in preferred stock of RCS Capital Corporation (“RCAP”), which was sold in November 2015.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables summarize the changes in fair value in financial assets measured at fair value for which Level III inputs have been used to determine fair value for the nine months ended September 30, 2016 and 2015, respectively:

	For the Nine Months Ended September 30, 2016
	Investments of Consolidated Apollo Funds	Other Investments	Investment in Athene Holding	Investments of Consolidated VIEs	Total
Balance, Beginning of Period (1)	$1,634	$434	$510,099	$100,941	$613,108
Purchases	1,382	44,530	—	60,832	106,744
Sale of investments/Distributions	(1,803)	—	—	(54,496)	(56,299)
Net realized gains (losses)	(96)	—	—	3,132	3,036
Changes in net unrealized gains (losses)	224	528	48,730	(2,629)	46,853
Cumulative translation adjustment	—	740	—	2,469	3,209
Transfer into Level III(2)	1,495	—	—	30,173	31,668
Transfer out of Level III(2)	(2,515)	—	—	(33,888)	(36,403)
Balance, End of Period	$321	$46,232	$558,829	$106,534	$711,916
Change in net unrealized gains included in net gains from investment activities related to investments still held at reporting date	$56	$528	$48,730	$—	$49,314
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	—	—	441	441

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

	For the Nine Months Ended September 30, 2015
	Investments of Consolidated Apollo Funds	Other Investments	Investment in Athene Holding	AAA/Athene Receivable	Investment in RCAP(3)	Investments of Consolidated VIEs	Total
Balance, Beginning of Period (1)	$4,359	$600	$324,514	$61,292	$—	$2,522,913	$2,913,678
Adoption of accounting guidance	—	—	—	—	—	(2,407,923)	(2,407,923)
Fees	—	—	—	1,942	—	—	1,942
Purchases	4,424	272	—	—	25,000	25,923	55,619
Sale of investments/Distributions	(5,085)	(101)	—	—	—	(13,477)	(18,663)
Net realized gains (losses)	36	—	—	—	—	1,419	1,455
Changes in net unrealized gains (losses)	(23)	(302)	108,194	—	—	3,986	111,855
Cumulative translation adjustment	—	—	—	—	—	(9,519)	(9,519)
Transfer into Level III(2)	4,951	—	—	—	—	53,887	58,838
Transfer out of Level III(2)	(5,241)	—	—	—	—	(55,624)	(60,865)
Settlement of receivable	—	—	63,234	(63,234)	—	—	—
Balance, End of Period(1)	$3,421	$469	$495,942	$—	$25,000	$121,585	$646,417
Change in net unrealized gains (losses) included in net gains from investment activities related to investments still held at reporting date	$(353)	$(302)	$108,194	$—	$—	$—	$107,539
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	—	—	—	—	4,333	4,333

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

(3)	Represents Apollo’s investment in preferred stock of RCAP, which was sold in November 2015.
The following table summarizes the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value for the three months ended September 30, 2016 and 2015, respectively:

	For the Three Months Ended September 30,
	2016			2015
	Liabilities of Consolidated VIEs	Contingent Consideration Obligations	Total	Liabilities of Consolidated VIEs	Contingent Consideration Obligations	Total
Balance, Beginning of Period	$11,671	$70,967	$82,638	$11,714	$92,968	$104,682
Additions	—	—	—	—	—	—
Payments	—	(3,109)	(3,109)	—	(3,026)	(3,026)
Changes in net unrealized (gains) losses(1)	136	13,361	13,497	—	(8,336)	(8,336)
Cumulative translation adjustment	—	—	—	32	—	32
Transfers into Level III	—	—	—	—	—	—
Transfers out of Level III	—	—	—	—	—	—
Balance, End of Period	$11,807	$81,219	$93,026	$11,746	$81,606	$93,352
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to liabilities still held at reporting date	$136	$—	$136	$—	$—	$—

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.
The following table summarizes the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value for the nine months ended September 30, 2016 and 2015, respectively:

	For the Nine Months Ended September 30,
	2016			2015
	Liabilities of Consolidated VIEs	Contingent Consideration Obligations	Total	Liabilities of Consolidated VIEs	Contingent Consideration Obligations	Total
Balance, Beginning of Period	$11,411	$79,579	$90,990	$12,343,021	$96,126	$12,439,147
Adoption of accounting guidance	—	—	—	(11,433,815)	—	(11,433,815)
Payments/Extinguishment	—	(10,096)	(10,096)	—	(12,746)	(12,746)
Net realized gains	—	—	—	—	—	—
Changes in net unrealized (gains) losses(1)	396	11,736	12,132	(8,244)	(1,774)	(10,018)
Cumulative translation adjustment	—	—	—	(92,258)	—	(92,258)
Transfers into Level III	—	—	—	—	—	—
Transfers out of Level III	—	—	—	(796,958)	—	(796,958)
Balance, End of Period	$11,807	$81,219	$93,026	$11,746	$81,606	$93,352
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to liabilities still held at reporting date	$396	$—	$396	$—	$—	$—

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy as of September 30, 2016 and December 31, 2015, respectively:

	As of September 30, 2016
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of Consolidated Apollo Funds	$321	Third Party Pricing(1)	N/A	N/A	N/A
Investments in Other	46,232	Third Party Pricing (1)	N/A	N/A	N/A
Investment in Athene Holding	558,829	Book Value Multiple	Book Value Multiple	1.20x	1.20x
Investments of Consolidated VIEs:
Bank Debt Term Loans	11,519	Third Party Pricing(1)	N/A	N/A	N/A
Corporate Loans/Bonds/CLO Notes	17,825	Third Party Pricing(1)	N/A	N/A	N/A
Equity Securities	77,190	Transaction	N/A	N/A	N/A
Total Investments of Consolidated VIEs	106,534
Total Financial Assets	$711,916
Financial Liabilities
Liabilities of Consolidated VIEs:
Contingent Obligation	$11,807	Other	N/A	N/A	N/A
Contingent Consideration Obligation	81,219	Discounted Cash Flow	Discount Rate	10.5% - 17.8%	17.6%
Total Financial Liabilities	$93,026

(1)	These securities are valued primarily using unadjusted broker quotes.

	As of December 31, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of Consolidated Apollo Funds	$1,634	Third Party Pricing(1)	N/A	N/A	N/A
Investments in Other	434	Other	N/A	N/A	N/A
Investment in Athene Holding	510,099	Book Value Multiple	Book Value Multiple	1.18x	1.18x
Investments of Consolidated VIEs:
Bank Debt Term Loans	15,776	Third Party Pricing(1)	N/A	N/A	N/A
Corporate Loans/Bonds/CLO Notes	22,409	Third Party Pricing(1)	N/A	N/A	N/A
Equity Securities	62,756	Market Comparable Companies	Comparable Multiples	0.60x	0.60x
		Discounted Cash Flow	Discount Rate	14.6%	14.6%
Total Investments of Consolidated VIEs (2)	100,941
Total Financial Assets	$613,108
Financial Liabilities
Liabilities of Consolidated VIEs:
Contingent Obligation	$11,411	Other	N/A	N/A	N/A
Contingent Consideration Obligation	79,579	Discounted Cash Flow	Discount Rate	11.0% - 18.5%	17.0%
Total Financial Liabilities	$90,990

(1)	These securities are valued primarily using unadjusted broker quotes.

(2)
Pursuant to the adoption of amended fair value guidance effective January 1, 2016, investments for which fair value is based on NAV are no longer required to be included in the fair value hierarchy. As such, prior periods have been recast to conform with the current period presentation. See note 2 for further discussion of the newly adopted accounting guidance.

Investment in Athene Holding and AAA/Athene Receivable
As of September 30, 2016 and December 31, 2015, the fair value of Apollo’s investment in Athene Holding was estimated under the U.S. GAAP book value multiple approach by applying a book value multiple to the U.S. GAAP book value per share of Athene Holding. The adjustment for the conversion of all Athene management incentive shares was added to Athene’s

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

U.S. GAAP book value excluding accumulated other comprehensive income (“AOCI”) for purposes of determining U.S. GAAP book value per share. Apollo calculated a multiple for public company peers of Athene by dividing each peer’s market capitalization by its reported U.S. GAAP equity, excluding AOCI. A regression analysis was then prepared based on the calculated multiple of each peer relative to its expected return on U.S. GAAP equity, excluding AOCI, relative to Athene. During the nine months ended September 30, 2016, Athene experienced significant business growth in its reinsurance and retail channels and made further progress in preparing for its initial public offering (“Athene IPO”). In addition, and in connection with the process of preparing for the Athene IPO, feedback was received from a range of sources which supported the Company’s view of an increase in value relating to recent developments at Athene. The adjustment to peer multiples in the valuation of the investment in Athene Holding reflects these developments. As a result, Apollo concluded it was appropriate to apply a multiple of 1.20 to Athene’s U.S. GAAP book value, in estimating the fair value of Athene Holding at September 30, 2016.
As of September 30, 2016 and December 31, 2015, the significant unobservable input used in the fair value measurement of the investment in Athene Holding was the U.S. GAAP book value multiple. This input in isolation can cause significant increases or decreases in fair value. Specifically, when the U.S. GAAP book value multiple method is used to determine fair value, the significant input used in the valuation model is the U.S. GAAP book value multiple itself. An increase in the U.S. GAAP book value multiple can significantly increase the fair value of an investment; conversely a decrease in the U.S. GAAP book value multiple can significantly decrease the fair value of an investment. The sensitivity of the valuation to changes in the multiple is directly proportional to the change in the multiple itself.
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
Consolidated VIEs
Investments
The significant unobservable inputs used in the fair value measurement of the equity securities as of December 31, 2015 include the discount rate applied and the multiples applied in the valuation models. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. When a comparable multiple model is used to determine fair value, the comparable multiples are generally multiplied by the underlying companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) to establish the total enterprise value of the company. The comparable multiple is determined based on the implied trading multiple of public industry peers.
Liabilities
As of September 30, 2016 and December 31, 2015, the debt obligations of the consolidated CLOs were measured on the basis of the fair value of the financial assets of the CLOs as the financial assets were determined to be more observable and, as a result, categorized as Level II in the fair value hierarchy. See note 2 for further discussion of the Company’s adoption of CFE guidance.

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
Net Investment Hedge
To manage the potential exposure from adverse changes in currency exchange rates arising from the Company’s net investment in foreign operations related to Bremer Kreditbank AG, the German subsidiary of Belgian KBC Group NV (“BKB Bank”) during June 2016, the Company entered into a foreign currency option contract to hedge a portion of the net investment in the Company’s non-U.S. dollar denominated foreign operations related to BKB Bank. As of September 30, 2016, the notional amount of the net investment hedge was €17.6 million. The gains and losses due to changes in fair value attributable to foreign currency derivatives designated as net investment hedges are recognized in other comprehensive income (loss), net of tax. No portion of the net investment hedge was subsequently reclassified to net income or deemed ineffective for the three months ended September 30, 2016. The resulting loss on derivative assets was $0.3 million for the three months ended September 30, 2016 and $0.4 million for the nine months ended September 30, 2016. The resulting gain on derivative liabilities was $3.3 thousand for the three months ended September 30, 2016 and there was a resulting loss on derivative liabilities of $25.0 thousand for the nine months ended September 30, 2016.
6. CARRIED INTEREST RECEIVABLE
Carried interest receivable from private equity, credit and real estate funds consisted of the following:

	As of September 30, 2016	As of December 31, 2015
Private Equity	$577,391	$373,871
Credit	390,626	240,844
Real Estate	23,798	29,192
Total carried interest receivable	$991,815	$643,907
The table below provides a roll-forward of the carried interest receivable balance for the nine months ended September 30, 2016:

	Private Equity	Credit	Real Estate	Total
Carried interest receivable, January 1, 2016	$373,871	$240,844	$29,192	$643,907
Change in fair value of funds	203,786	239,427	7,776	450,989
Fund distributions to the Company	(266)	(89,645)	(13,170)	(103,081)
Carried interest receivable, September 30, 2016	$577,391	$390,626	$23,798	$991,815
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
7. PROFIT SHARING PAYABLE
Profit sharing payable from private equity, credit and real estate funds consisted of the following:

	As of September 30, 2016	As of December 31, 2015
Private Equity	$186,516	$118,963
Credit	265,895	165,392
Real Estate	13,644	11,319
Total profit sharing payable	$466,055	$295,674
The table below provides a roll-forward of the profit sharing payable balance for the nine months ended September 30, 2016:

	Private Equity	Credit	Real Estate	Total
Profit sharing payable, January 1, 2016	$118,963	$165,392	$11,319	$295,674
Profit sharing expense(1)(2)	69,247	134,413	6,840	210,500
Payments/other	(1,694)	(33,910)	(4,515)	(40,119)
Profit sharing payable, September 30, 2016	$186,516	$265,895	$13,644	$466,055

(1)
Includes (i) changes in amounts payable to employees and former employees entitled to a share of carried interest income in Apollo’s funds and (ii) changes to the fair value of the contingent consideration obligations recognized in connection with certain Apollo acquisitions. See notes 5 and 13 for further disclosure regarding the contingent consideration obligations.

(2)
The Company has recorded a receivable from the Contributing Partners, certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated in the amount of $45.5 million and $14.7 million as of September 30, 2016 and December 31, 2015, respectively. See note 12 for further discussion regarding the potential return of profit sharing distributions.

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
The Company’s income tax provision totaled $29.7 million and $6.6 million for the three months ended September 30, 2016 and 2015, respectively, and $62.5 million and $21.2 million for the nine months ended September 30, 2016 and 2015, respectively. The Company’s effective tax rate was approximately 11.2% and 6.4% for the three months ended September 30, 2016 and 2015, respectively, and approximately 9.8% and 6.1% for the nine months ended September 30, 2016 and 2015, respectively.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The Company’s primary jurisdictions in which it operates are the United States, New York State, New York City, California and the United Kingdom. In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of September 30, 2016, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2013 through 2016 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax return of a subsidiary for the 2012 tax year. The State and City of New York is examining certain subsidiaries’ tax returns for tax years 2011 to 2013.
The Company has recorded a deferred tax asset for the future amortization of tax basis intangibles as a result of the 2007 Reorganization. The Company recorded additional deferred tax assets as a result of the step-up in tax basis of intangibles from subsequent exchanges of AOG Units for Class A shares. A related tax receivable agreement liability was recorded in due to related parties in the condensed consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among APO Corp., the Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 12). The increases in the deferred tax asset less the related liability resulted in increases to additional paid-in capital which were recorded in the condensed consolidated statements of changes in shareholders’ equity for the nine months ended September 30, 2016 and 2015. The amortization period for these tax basis intangibles is 15 years and the deferred tax assets will reverse over the same period.
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
The tables below present the impact to the deferred tax asset, tax receivable agreement liability and additional paid-in capital related to the exchange of AOG Units for Class A shares during the nine months ended September 30, 2016 and 2015.

	For the Nine Months Ended September 30, 2016
Exchange of AOG Units for Class A shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Nine Months Ended September 30, 2016	$1,807	$1,519	$288

	For the Nine Months Ended September 30, 2015
Exchange of AOG Units for Class A shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Nine Months Ended September 30, 2015	$60,648	$44,534	$16,114

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

9. DEBT
Debt consisted of the following:

	As of September 30, 2016				As of December 31, 2015
	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate
2013 AMH Credit Facilities - Term Facility(1)	$299,515	$300,750	(5)	1.73%	$499,327	$501,300	(5)	1.44%
2024 Senior Notes(2)	495,044	515,659	(6)	4.00	494,555	495,300	(6)	4.00
2026 Senior Notes(3)	495,037	526,895	(6)	4.40	—	—		—
2014 AMI Term Facility I(4)	15,048	15,048	(5)	2.01	14,543	14,549	(5)	2.15
2014 AMI Term Facility II(4)	17,414	17,414	(5)	1.75	16,830	16,830	(5)	1.85
2016 AMI Term Facility I(4)	19,065	19,065	(5)	1.75	—	—		—
2016 AMI Term Facility II(4)	14,871	14,871	(5)	2.00	—	—		—
Total Debt	$1,355,994	$1,409,702			$1,025,255	$1,027,979

(1)	Outstanding balance is presented net of unamortized debt issuance costs of $0.5 million and $0.7 million as of September 30, 2016 and December 31, 2015, respectively.

(2)
Includes impact of any amortization of note discount. Outstanding balance is presented net of unamortized debt issuance costs of $4.2 million and $4.6 million as of September 30, 2016 and December 31, 2015, respectively.

(3)	Includes impact of any amortization of note discount. Outstanding balance is presented net of unamortized debt issuance costs of $4.5 million as of September 30, 2016.

(4)
Apollo Management International LLP (“AMI”), a subsidiary of the Company, entered into the following five year credit agreements and proceeds from the borrowings were used to fund the Company’s investment in European CLOs it manages:

Agreement	Agreement Date	Loan Amount
2014 AMI Term Facility I	July 3, 2014	€13,394
2014 AMI Term Facility II	December 9, 2014	€15,500
2016 AMI Term Facility I	January 18, 2016	€16,970
2016 AMI Term Facility II	June 22, 2016	€13,236

(5)
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
Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus an applicable margin, and undrawn revolving commitments bear a commitment fee. In connection with the issuance of the 2024 Senior Notes and the 2026 Senior Notes (as defined below), $250 million of the proceeds and $200 million of the proceeds, respectively, were used to repay a portion of the Term Facility outstanding with third party lenders at par. The interest rate on the $300 million Term Facility as of September 30, 2016 was 1.98% and the commitment fee as of September 30, 2016 on the $500 million undrawn

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Revolver Facility was 0.125%. The $300 million carrying value of debt that is recorded on the condensed consolidated statements of financial condition at September 30, 2016 is the amount for which the Company expects to settle the 2013 AMH Credit Facilities.
As of September 30, 2016, the 2013 AMH Credit Facilities were guaranteed by AMH and its subsidiaries, Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., AAA Holdings, L.P., Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., Apollo Principal Holdings XI, LLC, ST Holdings GP, LLC and ST Management Holdings, LLC. The 2013 AMH Credit Facilities contain affirmative and negative covenants which limit the ability of the Borrowers, the guarantors and certain of their subsidiaries to, among other things, incur indebtedness and create liens. Additionally, the 2013 AMH Credit Facilities contain financial covenants which require the Borrowers and their subsidiaries to maintain (1) at least $40 billion of Fee-Generating Assets Under Management and (2) a maximum total net leverage ratio of not more than 4.00 to 1.00 (subject to customary equity cure rights). The 2013 AMH Credit Facilities also contain customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of the Company.
Borrowings under the Revolver Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. In addition, the Borrowers may incur incremental facilities in respect of the Revolver Facility and the Term Facility in an aggregate amount not to exceed $500 million plus additional amounts so long as the Borrowers are in compliance with a net leverage ratio not to exceed 3.75 to 1.00. As of September 30, 2016 and December 31, 2015, the Revolver Facility was undrawn.
2024 Senior Notes—On May 30, 2014, AMH issued $500 million in aggregate principal amount of its 4.000% Senior Notes due 2024 (the “2024 Senior Notes”), at an issue price of 99.722% of par. Interest on the 2024 Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The 2024 Senior Notes will mature on May 30, 2024. The discount will be amortized into interest expense on the condensed consolidated statements of operations over the term of the 2024 Senior Notes. The face amount of $500 million related to the 2024 Senior Notes is the amount for which the Company is obligated to settle the 2024 Senior Notes.
2026 Senior Notes—On May 27, 2016, AMH issued $500 million in aggregate principal amount of its 4.400% Senior Notes due 2026 (the “2026 Senior Notes”), at an issue price of 99.912% of par. Interest on the 2026 Senior Notes is payable semi-annually in arrears on May 27 and November 27 of each year. The 2026 Senior Notes will mature on May 27, 2026. The discount on will be amortized into interest expense on the condensed consolidated statements of operations over the term of the 2026 Senior Notes. The face amount of $500 million related to the 2026 Senior Notes is the amount for which the Company is obligated to settle the 2026 Senior Notes.
As of September 30, 2016, the 2026 Senior Notes and the 2024 Senior Notes were guaranteed by Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., Apollo Principal Holdings XI, LLC, AMH Holdings (Cayman), L.P. and any other entity that is required to become a guarantor of the notes under the terms of the indentures governing the 2026 Senior Notes and the 2024 Senior Notes (the “Indentures”). The Indentures include covenants that restrict the ability of AMH and, as applicable, the guarantors to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries or merge, consolidate or sell, transfer or lease assets. The Indentures also provide for customary events of default.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the interest expense incurred related to the Company’s debt for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Interest Expense:(1)
2013 AMH Term Facility	$1,696	$2,182	$6,408	$6,398
2024 Senior Notes	5,192	5,190	15,572	15,569
2026 Senior Notes	5,630	—	7,744	—
AMI Term Facilities	314	157	781	487
Total Interest Expense	$12,832	$7,529	$30,505	$22,454

(1)
Debt issuance costs incurred in connection with the issuance of the 2013 AMH Term Facility, 2024 Senior Notes and 2026 Senior Notes are amortized into interest expense over the term of the debt arrangement.

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The table below presents basic and diluted net income (loss) per Class A share using the two-class method for the three and nine months ended September 30, 2016 and 2015:

	Basic and Diluted
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016		2015		2016		2015
Numerator:
Net income attributable to Apollo Global Management, LLC	$94,619		$41,051		$235,883		$128,406
Distributions declared on Class A shares	(68,356)	(1)	(74,812)	(1)	(165,802)	(1)	(276,021)	(1)
Distributions on participating securities(3)	(2,404)		(5,113)		(6,293)		(25,347)
Earnings allocable to participating securities	(849)		—		(2,637)		—
Undistributed income (loss) attributable to Class A shareholders: Basic and Diluted	$23,010		$(38,874)		$61,151		$(172,962)
Denominator:
Weighted average number of Class A shares outstanding: Basic and Diluted	184,438,515		176,169,986		183,602,982		170,879,302
Net Income per Class A Share: Basic and Diluted(2)
Distributed Income	$0.37		$0.42		$0.90		$1.61
Undistributed Income (Loss)	0.13		(0.22)		0.34		(1.01)
Net Income per Class A Share: Basic and Diluted	$0.50		$0.20		$1.24		$0.60

(1)	See note 12 for information regarding the quarterly distributions declared and paid during 2016 and 2015.

(2)	For the three and nine months ended September 30, 2016 and 2015, all of the classes of securities were determined to be anti-dilutive.

(3)	Participating securities consist of vested and unvested RSUs that have rights to distributions and unvested restricted shares.
The Company has granted RSUs that provide the right to receive, subject to vesting, Class A shares of Apollo Global Management, LLC, pursuant to the Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Equity Plan”). Certain RSU grants to employees provide the right to receive distribution equivalents on vested RSUs on an equal basis any time a distribution is declared. The Company refers to these RSU grants as “Plan Grants.” For certain Plan Grants, distribution equivalents are paid in January of the calendar year next following the calendar year in which a distribution on Class A shares was declared. In addition, certain RSU grants to employees provide that both vested and unvested RSUs participate in distribution equivalents on an equal basis with the Class A shareholders any time a distribution is declared. The Company refers to these as “Bonus Grants.”
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
Apollo Global Management, LLC has one Class B share outstanding, which is held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the Class B share is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, as discussed above. The Class B share has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or distributions. The Class B share has no distribution or liquidation rights. The Class B share has voting rights on a pari passu basis with the Class A shares. The Class B share represented 60.7% and 61.7% of the total voting power of the Company’s shares entitled to vote as of September 30, 2016 and 2015, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table summarizes the anti-dilutive securities for the three and nine months ended September 30, 2016 and 2015, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average vested RSUs	873,973	8,358,613	1,780,166	11,553,100
Weighted average unvested RSUs	5,867,075	4,877,577	6,054,283	4,849,464
Weighted average unexercised options	222,920	227,086	222,920	228,475
Weighted average AOG Units outstanding	215,869,166	218,272,537	216,034,309	220,719,479
Weighted average unvested restricted shares	67,101	101,717	85,388	86,516
11. EQUITY-BASED COMPENSATION
RSUs
The Company grants RSUs under the 2007 Equity Plan. These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP. The fair value of all grants after March 29, 2011 is based on the grant date fair value, which considers the public share price of the Company. For Plan Grants, the grant date fair value is based on the grant date public share price of the Company’s Class A shares discounted primarily for transfer restrictions and lack of distributions until vested. For Bonus Grants, the grant date fair value is based on the grant date public share price of the Company’s Class A shares discounted primarily for transfer restrictions and in certain cases timing of distributions. The following table summarizes the weighted average discounts for Plan Grants and Bonus Grants for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Plan Grants:
Discount for the lack of distributions until vested(1)	8.2%	26.1%	10.1%	26.2%
Marketability discount for transfer restrictions(2)	5.8%	3.8%	5.8%	3.9%
Bonus Grants:
Marketability discount for transfer restrictions(2)	3.0%	2.3%	3.4%	2.2%

(1)	Based on the present value of a growing annuity calculation.

(2)	Based on the Finnerty Model calculation.
The estimated total fair value of the grants is charged to compensation expense on a straight-line basis over the vesting period, which for Plan Grants is generally up to six years, with the first installment vesting one year after grant and quarterly vesting thereafter, and for Bonus Grants is generally annual vesting over three years. The fair value of grants made during the nine months ended September 30, 2016 and 2015 was $2.8 million and $18.2 million, respectively.
The following table presents the forfeiture rate and compensation expense recognized for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Actual Forfeiture rate	2.7%	0.9%	6.6%	1.3%
Equity-based compensation	$16,724	$16,330	$52,564	$49,860

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table summarizes RSU activity for the nine months ended September 30, 2016:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2016	11,040,143	$16.40	6,294,053	17,334,196	(1)
Granted	172,822	16.16	—	172,822
Forfeited	(742,744)	14.88	—	(742,744)
Issued	—	16.73	(6,654,452)	(6,654,452)
Vested	(1,370,998)	16.58	1,370,998	—
Balance at September 30, 2016	9,099,223	$16.50	1,010,599	10,109,822	(1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.
Units Expected to Vest—As of September 30, 2016, approximately 8,700,000 RSUs were expected to vest over the next 2.8 years.
Issuance of Class A Shares - RSUs
During the nine months ended September 30, 2016 and 2015, the Company issued Class A shares in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of Class A shares issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of Class A shares issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment. This adjustment for the nine months ended September 30, 2016 and 2015 was $35.3 million and $53.0 million, respectively.
The issuance of Class A shares in settlement of vested RSUs and exercised share options does not cause a transfer of amounts in the condensed consolidated statements of changes in shareholders’ equity to the Class A shareholders. The issuance of Class A shares in settlement of vested RSUs causes the income allocated to the Non-Controlling Interests to shift to the Class A shareholders from the date of issuance forward. The table below summarizes the issuances of Class A shares in settlement of vested RSUs and exercised share options for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Class A shares issued	435,787	2,377,034	4,246,760	9,253,602
Gross value of shares(1)	$13,636	$77,103	$96,437	$261,566

(1)	Based on the closing price of a Class A share at the time of issuance.
Share Repurchase Program
In February 2016, Apollo adopted a program to repurchase up to $250 million in the aggregate of its Class A shares, including up to $150 million in the aggregate of its outstanding Class A shares through a share repurchase program and up to $100 million through net share settlement of equity-based awards granted under the 2007 Equity Plan. During the nine months ended September 30, 2016, the Company repurchased and canceled 1.0 million Class A shares for $12.9 million and, in connection with net share settlements, reduced Class A shares to be issued to employees under the 2007 Equity Plan by 2.4 million Class A shares resulting in a payment by the Company of $35.3 million to satisfy the applicable withholding obligation.
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
The following table presents the equity-based compensation expense that was recognized in the condensed consolidated statements of operations related to AHL Awards granted to employees of Athene Asset Management for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Equity-based compensation	$4,093	$13,331	$9,441	$19,592
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
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the nine months ended September 30, 2016:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs and Share Options	$55,260	—%	$—	$55,260
AHL Awards	9,441	53.9	5,093	4,348
Other equity-based compensation awards	9,502	53.9	5,127	4,375
Total equity-based compensation	$74,203		10,220	63,983
Less other equity-based compensation awards(2)			(10,220)	(10,073)
Capital increase related to equity-based compensation			$—	$53,910

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the nine months ended September 30, 2015:

	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non- Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs and Share Options	$50,305	—%	$—	$50,305
AHL Awards	19,592	54.7	10,718	8,874
Other equity-based compensation awards	3,889	54.7	2,128	1,761
Total equity-based compensation	$73,786		12,846	60,940
Less other equity-based compensation awards(2)			(12,846)	(10,988)
Capital increase related to equity-based compensation			$—	$49,952

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.
12. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED ENTITIES
The Company typically facilitates the initial payment of certain operating costs incurred by the funds that it manages as well as their related parties. These costs are normally reimbursed by such funds and are included in due from related parties.
Due from related parties and due to related parties are comprised of the following:

	As of September 30, 2016	As of December 31, 2015
Due from Related Parties:
Due from private equity funds	$23,368	$21,532
Due from portfolio companies	44,254	36,424
Due from credit funds	136,352	124,660
Due from Contributing Partners, employees and former employees	73,968	42,491
Due from real estate funds	19,777	22,728
Total Due from Related Parties	$297,719	$247,835
Due to Related Parties:
Due to Managing Partners and Contributing Partners in connection with the tax receivable agreement	$507,680	$506,162
Due to private equity funds	78,435	16,293
Due to credit funds	68,806	57,981
Due to real estate funds	282	580
Distributions payable to employees	6,312	13,520
Total Due to Related Parties	$661,515	$594,536
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
As a result of the exchanges of AOG Units for Class A shares during the three and nine months ended September 30, 2016 and 2015, a $1.5 million and a $44.5 million liability was recorded, respectively, to estimate the amount of the future expected payments to be made by APO Corp. to the Managing Partners and Contributing Partners pursuant to the tax receivable agreement.
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
Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, the table below presents information regarding the quarterly distributions which were made at the sole discretion of the manager of the Company during 2015 and 2016 (in millions, except per share data):

Distribution Declaration Date	Distribution per Class A Share	Distribution Payment Date	Distribution to Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 5, 2015	$0.86	February 27, 2015	$144.4	$191.3		$335.7	$15.3
April 11, 2015	—	April 11, 2015	—	22.4	(1)	22.4	—
May 7, 2015	0.33	May 29, 2015	56.8	72.8		129.6	4.9
July 29, 2015	0.42	August 31, 2015	74.8	91.2		166.0	5.1
October 28, 2015	0.35	November 30, 2015	63.4	75.7		139.1	3.1
For the year ended December 31, 2015	$1.96		$339.4	$453.4		$792.8	$28.4
February 3, 2016	$0.28	February 29, 2016	$51.4	$60.5		$111.9	$2.1
May 6, 2016	0.25	May 31, 2016	46.0	54.0		100.0	1.8
August 3, 2016	0.37	August 31, 2016	68.4	79.9		148.3	2.4
For the nine months ended September 30, 2016	$0.90		$165.8	$194.4		$360.2	$6.3

(1)	On April 11, 2015, the Company made a $0.10 distribution per AOG Unit to the Non-Controlling Interest holders in the Apollo Operating Group.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Due from Contributing Partners, Employees and Former Employees
As of September 30, 2016 and December 31, 2015, due from Contributing Partners, Employees and Former Employees includes various amounts due to the Company including employee loans and return of profit sharing distributions. As of September 30, 2016 and December 31, 2015, the balance included interest-bearing employee loans receivable of $25.9 million and $25.0 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.
The Company recorded a receivable from the Contributing Partners and certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of September 30, 2016 with respect to Fund VI, Fund VII, Fund V, Apollo Credit Liquidity Fund, L.P. (“ACLF”), ANRP I and a performance-based incentive plan of $19.0 million, $12.9 million, $5.5 million, $4.9 million, $1.3 million and $1.9 million, respectively. The $12.9 million clawback of profit sharing with respect to Fund VII was recorded during the nine months ended September 30, 2016, of which $11.0 million pertained to periods prior to December 31, 2015. The receivable with respect to ACLF, Fund V, ANRP I and a performance-based incentive plan was $6.9 million, $4.9 million, $1.3 million and $1.6 million, respectively, as of December 31, 2015.
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
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions, the Company will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. The Company recorded an indemnification liability of $5.1 million and $4.6 million, respectively, as of September 30, 2016 and December 31, 2015.
Due to Private Equity Funds
Based upon a hypothetical liquidation of Fund VI, Fund V and ANRP I as of September 30, 2016, the Company has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to these funds. As such, there was a general partner obligation to return previously distributed carried interest income with respect to Fund VI, Fund V and ANRP I of $56.0 million, $12.0 million and $3.4 million accrued as of September 30, 2016, respectively. As of December 31, 2015, the Company accrued a general partner obligation to return previously distributed carried interest income with respect to Fund V and ANRP I of $10.8 million and $3.4 million, respectively. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement of the fund.
Due to Credit Funds
Based upon a hypothetical liquidation of certain of our credit funds, as of September 30, 2016 and December 31, 2015, the Company has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to these funds. As such, there was a general partner obligation to return previously distributed carried interest income with respect to ACLF, Apollo Asia Private Credit Fund, L.P. (“APC”) and certain SIAs within the credit segment of $24.7 million, $2.1 million and $36.7 million accrued as of September 30, 2016, respectively. As of December 31, 2015, the Company accrued a general partner obligation to return previously distributed carried interest income with respect to ACLF, Apollo Credit Opportunity Fund II, L.P. (“COF II”), APC and certain SIAs within the credit segment of $25.6 million, $0.4 million, $2.1 million and $29.7

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

million accrued, respectively. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund.
Athene
Athene Holding is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed indexed annuities.
The Company, through its consolidated subsidiary, Athene Asset Management, provides asset management services to Athene, including asset allocation services, direct asset management services, risk management, asset and liability matching management, mergers and acquisitions, asset diligence hedging and other asset management services, and receives a gross management fee of 0.40% per annum on all assets under management in accounts owned by or related to Athene (the “Athene Accounts”) with certain limited exceptions. Another subsidiary of the Company, AAME, provides investment advisory services to Athene and receives a gross fee of 0.10% per annum on the assets with respect to which it advises.
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
Apollo, as general partner of AAA Investments, is generally entitled to a carried interest that allocates to it 20% of the realized returns (net of related expenses, including borrowing costs) on the investments of AAA Investments, except that Apollo is not entitled to receive any carried interest with respect to the shares of Athene Holding that were acquired (and not in satisfaction of prior commitments to buy such shares) by AAA Investments in the contribution of certain assets by AAA to Athene in October 2012. Carried interest receivable from AAA Investments will be paid in common shares of Athene Holding (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the Exchange Act) or paid in cash if AAA sells the shares of Athene Holding. For the three and nine months ended September 30, 2016, the Company recorded carried interest income, taking into account the related profit sharing expense, of $5.5 million and $16.5 million, respectively, from AAA Investments, which is recorded in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2015, the Company recorded carried interest income less the related profit sharing expense of $24.8 million and $28.4 million, respectively, from AAA Investments, which is recorded in the condensed consolidated statements of operations. As of September 30, 2016 and December 31, 2015, the Company had a $210.9 million and $185.5 million carried interest receivable, respectively, related to AAA Investments. As of September 30, 2016 and December 31, 2015, the Company had a related profit sharing payable of $71.8 million and $62.8 million, respectively, recorded in profit sharing payable in the condensed consolidated statements of financial condition.
For the three and nine months ended September 30, 2016, Apollo earned revenues in the aggregate totaling $111.7 million and $322.6 million, respectively, consisting of management fees, sub-advisory and monitoring fees and carried interest income from Athene after considering the related profit sharing expense and changes in the market value of the Athene Holding

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

shares owned directly by Apollo, which is recorded in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2015, Apollo earned revenues in the aggregate totaling $218.4 million and $425.0 million, respectively, consisting of management fees, sub-advisory and monitoring fees and carried interest income from Athene after considering the related profit sharing expense and changes in the market value of the Athene Holding shares owned directly by Apollo, which is recorded in the condensed consolidated statements of operations. These amounts exclude the deferred revenue recognized as management fees associated with the vesting of AHL Awards granted to employees of Athene Asset Management as further described in note 11.
The Company had an approximate 9.1% economic ownership interest in Athene Holding as of September 30, 2016, which comprises Apollo’s direct 8.0% economic ownership interest in Athene Holding plus an additional 1.1% economic ownership interest, which is calculated as the sum of the Company’s approximate 2.2% economic ownership interest in AAA and the Company’s approximate 0.06% economic ownership interest in AAA Investments, multiplied by AAA Investments’ approximate 46.3% economic ownership interest in Athene, calculated without giving effect to restricted common shares issued under Athene’s management equity plan as of September 30, 2016.
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
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at September 30, 2016. From time to time, this entity is involved in transactions with related parties of Apollo, including portfolio companies of the funds Apollo manages, whereby AGS earns underwriting and transaction fees for its services.
Interests in Consolidated Entities
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Interest in management companies and a co-investment vehicle(1)	$(260)	$(1,120)	$(4,804)	$(7,726)
Other consolidated entities	482	(1,596)	913	(3,492)
Net (income) loss attributable to Non-Controlling Interests in consolidated entities	222	(2,716)	(3,891)	(11,218)
Net income attributable to Appropriated Partners’ Capital(2)	—	2,555	—	—
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	(140,321)	(55,347)	(336,186)	(186,507)
Net Income attributable to Non-Controlling Interests	$(140,099)	$(55,508)	$(340,077)	$(197,725)
Net income attributable to Appropriated Partners’ Capital(3)	—	(2,555)	—	—
Other comprehensive (income) loss attributable to Non-Controlling Interests	(545)	(178)	(1,462)	5,572
Comprehensive Income Attributable to Non-Controlling Interests	$(140,644)	$(58,241)	$(341,539)	$(192,153)

(1)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of our credit funds.

(2)	Reflects net income of the consolidated CLOs classified as VIEs.

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

13. COMMITMENTS AND CONTINGENCIES
Investment Commitments—As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of September 30, 2016 and December 31, 2015 of $548.3 million and $566.3 million, respectively.
Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made by AAA to the Company pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments. In addition, on April 30, 2015, Apollo entered into a revolving credit agreement with AAA Investments (“AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR plus 1.5%. The Company receives an annual commitment fee of 0.125% on the unused portion of the loan. As of September 30, 2016, no advance on the AAA Investments Credit Agreement had been made by the Company.
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of September 30, 2016, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.
Litigation and Contingencies—Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and lawsuits, reviews, investigations or proceedings by governmental and self regulatory agencies regarding its business.
Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. California Public Employees’ Retirement System (“CalPERS”), one of Apollo’s Strategic Investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The report of the CalPERS’ Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (“Arvco”) (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’s purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Likewise, on April 23, 2012, the SEC filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. On March 14, 2013, the United States Department of Justice unsealed an indictment against Messrs. Villalobos and Buenrostro alleging, among other crimes, fraud in connection with those same activities; again, Apollo is not accused of any wrongdoing and in fact is alleged to have been defrauded by the defendants. The criminal action was set for trial in a San Francisco federal court in July 2014, but was put on hold after Mr. Buenrostro pleaded guilty on July 11, 2014. As part of Mr. Buenrostro’s plea agreement, he admitted to taking cash and other bribes from Mr. Villalobos in exchange for several improprieties, including attempting to influence CalPERS’ investing decisions and improperly preparing disclosure letters to satisfy Apollo’s requirements. There is no suggestion that Apollo was aware that Mr. Buenrostro had signed the letters with a corrupt motive. The government has indicated that they will file new charges against Mr. Villalobos incorporating Mr. Buenrostro’s admissions. On August 7, 2014, the government filed a superseding indictment against Mr. Villalobos asserting additional charges. Trial had been scheduled for February 23, 2015, but Mr. Villalobos passed away on January 13, 2015. Additionally, on April 15, 2013, Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) brought a civil action in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) against Apollo. The action is related to the ongoing bankruptcy proceedings of the Arvco Debtors. This action alleges that Arvco served as a placement agent for Apollo in connection with several funds associated with Apollo, and seeks to recover purported fees the Arvco Debtors claim Apollo has not paid them for a portion of Arvco’s placement agent services. In addition, the Arvco Debtors allege that Apollo has interfered with the Arvco Debtors’ commercial relationships with third parties, purportedly causing the Arvco Debtors to lose business and to incur fees and expenses in the defense of various investigations and litigations. The Arvco Debtors also seek compensation from Apollo for these alleged lost profits and fees and expenses. The Arvco Debtors’ complaint asserts various theories of recovery under the Bankruptcy Code and common law. Apollo denies the merit of all of the Arvco Debtors’ claims and will vigorously contest them. The Bankruptcy Court had stayed this action pending the result in the criminal case against Mr. Villalobos but lifted the stay on May 1, 2015; in light of Mr. Villalobos’s death, the criminal case was dismissed. On August 25,

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

2016, Christina Lovato, in her capacity as the Chapter 7 Trustee for the Arvco Debtors, filed an amended complaint. No estimate of possible loss, if any, can be made at this time.
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
There are several pending actions concerning transactions related to Caesars Entertainment Corporation (“Caesars Entertainment”), Caesars Entertainment Operating Company, Inc. (“CEOC”), and certain of its subsidiaries.

A.
In re: Caesars Entertainment Operating Company, Inc. bankruptcy proceedings, No. 15-10047 (Del. Bankr.) (the “Delaware Bankruptcy Action”) and No. 15-01145 (N.D. Ill. Bankr.) (the “Illinois Bankruptcy Action”). On January 12, 2015, three holders of CEOC second lien notes filed an involuntary bankruptcy petition against CEOC in the United States Bankruptcy Court for the District of Delaware (the “Involuntary Petition”). On January 15, 2015, CEOC and certain of its affiliates (collectively the “Debtors”) filed for Chapter 11 bankruptcy in the Northern District of Illinois. On February 2, 2015, the court in the Delaware Bankruptcy Action ordered that all bankruptcy proceedings relating to the Debtors should take place in the Illinois Bankruptcy Action. The Bankruptcy Court held an evidentiary hearing to determine whether the Debtors’ petition date was January 12, 2015 or January 15, 2015; this motion has not yet been ruled on by the Bankruptcy Court, pursuant to the Plan the Involuntary Petition will be dismissed as moot. Certain of the Debtors’ creditors have indicated in filings with the Bankruptcy Court that an investigation into certain acts and transactions that

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

predated the Debtors’ bankruptcy filing could lead to claims against a number of parties, including Apollo. To date, no such claims have been brought by the Debtors’ prepetition creditors against Apollo. On May 13, 2016, the Official Committee of Second Priority Noteholders (the “Second Lien Noteholders Committee”) filed a motion seeking an Order granting it standing to commence, prosecute and settle claims on behalf of the Debtors’ estates (the “Standing Motion”). The proposed complaint filed with the Standing Motion names Apollo and many others as defendants (see also “H” below). On or about September 27, 2016, Caesars Entertainment and the Debtors announced that they had received confirmations from representatives of the Debtors’ major creditor groups of those groups’ support for a term sheet that describes the key economic terms of a proposed consensual chapter 11 plan for the Debtors. On October 4, 2016, the Debtors filed the Third Amended Joint Plan of Reorganization (the “Plan”). As part of the Plan, and in connection with the merger between Caesars Entertainment and Caesars Acquisition Company (“CAC”), funds managed by Apollo will not retain any of their equity interests in the merged Caesars Entertainment on account of their pre-merger Caesars Entertainment shares. Such equity interests would, instead, be for the benefit of CEOC’s creditors. Funds managed by Apollo will, however, retain their equity interests in the merged Caesars Entertainment on account of their CAC shares. The voting deadline on the Plan is November 21, 2016, and the hearing on whether to confirm the Plan is scheduled to begin on January 17, 2017. On October 17, 2016, the Bankruptcy Court granted the Debtors’ requested injunction of the WSFS, Trilogy, Danner, UMB, Wilmington Trust and BOKF Actions (defined below “B”, “C”, “D”, “F” and “G”) through Plan confirmation. Caesars Entertainment and the Debtors are hopeful that there will be confirmation and effectiveness of the Plan in 2017. If the Plan is confirmed by the Bankruptcy Court and becomes effective, it would provide several parties, including, AGM and certain associated entities and individuals (collectively, the "Apollo Released Parties") with a release of claims that the Debtors and the Debtors’ creditors have or may have against the Apollo Released Parties, including those described below in the WSFS Action, the Trilogy Action, the Danner Action, the UMB Action, the BOKF Action, the Wilmington Trust Action and the CEOC Action.

B.
Wilmington Savings Fund Society, FSB v. Caesars Entertainment Corp. et al., No. 10004-CVG (Del. Ch.) (the “WSFS Action”). On August 4, 2014, Wilmington Savings Fund Society, FSB (“WSFS”), as trustee for certain CEOC second-lien notes, sued Caesars Entertainment, CEOC, other Caesars Entertainment-affiliated entities, and certain of Caesars Entertainment’s directors, including Marc Rowan, Eric Press, David Sambur (each an Apollo Partner) and Jeff Benjamin (a consultant to Apollo), in Delaware’s Court of Chancery (the “Delaware Court”). WSFS (i) asserts claims (against some or all of the defendants) for fraudulent conveyance, breach of fiduciary duty, breach of contract, corporate waste, and aiding and abetting related to certain transactions among CEOC and other Caesars Entertainment affiliates, and (ii) requests (among other things) that the court unwind the challenged transactions and award damages. WSFS served a subpoena for documents on Apollo on September 11, 2014, but Apollo’s response was stayed during the pendency of motions to dismiss under a September 23, 2014 stipulated order. On March 18, 2015, the Delaware Court denied Defendants’ motion to dismiss. Apollo served responses and objections to WSFS’ subpoena on March 25, 2015. Caesars Entertainment answered the complaint on April 1, 2015. During the pendency of CEOC’s bankruptcy proceedings, the WSFS Action has been automatically stayed with respect to CEOC. WSFS additionally advised the Bankruptcy Court that, during CEOC’s bankruptcy proceedings, WSFS would only pursue claims in the WSFS Action relating to whether Caesars Entertainment remains liable on a guarantee of certain of CEOC’s second priority notes. On July 17, 2015, WSFS served supplemental subpoenas to several entities affiliated with Apollo. Apollo has substantially completed its production of non-privileged documents responsive to those subpoenas. On March 11, 2016, WSFS filed a motion for partial summary judgment (the “Summary Judgment Motion”) on its breach of contract claim against Caesars Entertainment. On April 25, 2016, Caesars Entertainment filed a joint Cross-Motion for Partial Summary Judgment and answering brief in opposition to WSFS’ Summary Judgment Motion (the “Cross-Motion”). WSFS filed its joint reply and opposition to Caesars Entertainment’s Cross-Motion on May 25, 2016, and Caesars Entertainment filed a reply to WSFS’ opposition on June 9, 2016. On June 15, 2016, the Bankruptcy Court issued a temporary restraining order and preliminary injunction pursuant to Section 105(a) of the Bankruptcy Code enjoining the plaintiffs in the WSFS Action from prosecuting actions against Caesars Entertainment until August 29, 2016. On October 17, 2016, after several motions and appeals relating to extending the stay past August 29, 2016, the Bankruptcy Court granted the Debtors’ renewed injunction request, staying the WSFS Action through Plan confirmation. Pursuant to the Plan, the Apollo Released Parties will be released from all claims relating to the WSFS Action.

C.
Trilogy Portfolio Company, L.L.C., et al. v. Caesars Entertainment Corp., et al., No. 14-cv-7091 (S.D.N.Y.) (the “Trilogy Action”). On September 3, 2014, institutional investors allegedly holding approximately $137 million in CEOC unsecured senior notes sued CEOC and Caesars Entertainment for breach of contract and the implied covenant of good faith, Trust Indenture Act (“TIA”) violations, and a declaratory judgment challenging the August 2014 private financing transaction

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

in which a portion of outstanding senior unsecured notes were purchased by Caesars Entertainment, and a majority of the noteholders agreed to amend the indenture to terminate Caesars Entertainment’s guarantee of the notes and modify certain restrictions on CEOC’s ability to sell assets. Caesars Entertainment and CEOC filed a motion to dismiss on November 12, 2014. On January 15, 2015, the New York Court granted the motion with respect to a TIA claim by Trilogy but otherwise denied the motion. On January 30, 2015, plaintiffs filed an amended complaint seeking relief against Caesars Entertainment only, and Caesars Entertainment answered on February 12, 2015. On October 2, 2014, a related putative class action complaint was filed on behalf of the holders of these notes captioned Danner v. Caesars Entertainment Corp., et al., No. 14-cv-7973 (S.D.N.Y.) (the “Danner Action”), against Caesars Entertainment alleging claims similar to those in the Trilogy Action. On February 19, 2015, plaintiffs filed an amended complaint, and Caesars Entertainment answered the amended complaint on February 25, 2015. In March 2015, each of Trilogy and Danner served subpoenas for documents on Apollo. Apollo produced responsive, non-privileged documents in response to those subpoenas. In July 2015, Trilogy and Danner served subpoenas for depositions on Apollo and those depositions were completed on September 22, 2015. On October 23, 2015, Trilogy and Danner filed motions for partial summary judgment, related to TIA and breach of contract claims. On December 29, 2015, the New York Court denied the motions for partial summary judgment. On March 23, 2016, the judge presiding over the Trilogy and Danner Actions announced that she was retiring from the bench effective April 28, 2016. A new judge was assigned to preside over the Trilogy and Danner Actions (in addition to the BOKF, UMB SDNY, and Wilmington Trust Actions, defined below). On April 6, 2016, the parties agreed to a renewed summary judgment schedule for the Trilogy, Danner, BOKF, UMB SDNY (as defined below) and Wilmington Trust Actions. The moving parties submitted their briefs to the New York Court on May 10, 2016. Opposition briefs were filed on May 31, 2016. Reply briefs were filed on June 14, 2016. On June 15, 2016, the Bankruptcy Court issued a temporary restraining order and preliminary injunction pursuant to Section 105(a) of the Bankruptcy Code, enjoining the plaintiffs in the Trilogy and Danner Actions from prosecuting actions against Caesars Entertainment until August 29, 2016. On October 17, 2016, after several motions and appeals relating to extending the stay past August 29, 2016, the Bankruptcy Court granted the Debtors’ renewed injunction request, staying the Trilogy and Danner Actions through Plan confirmation. Pursuant to the Plan, the Apollo Released Parties will be released from all claims relating to the Trilogy and Danner Actions.

D.
UMB Bank v. Caesars Entertainment Corporation, et al., No. 10393 (Del. Ch.) (the “UMB Action”). On November 25, 2014, UMB Bank, as trustee for certain CEOC notes, sued Caesars Entertainment, CEOC, other Caesars Entertainment-affiliated entities, and certain of Caesars Entertainment’s directors, including Marc Rowan, Eric Press, David Sambur (each an Apollo Partner) and Jeffrey Benjamin (an Apollo consultant), in the Delaware Court. The UMB Action alleges claims for actual and constructive fraudulent conveyance and transfer, insider preferences, illegal dividends, breach of contract, intentional interference with contractual relations, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment. The UMB Action seeks appointment of a receiver for CEOC, a constructive trust, and other relief. The UMB Action has been assigned to the same judge overseeing the WSFS Action. The UMB Action has effectively been stayed since April 7, 2016, and on October 17, 2016, the Bankruptcy Court stayed the UMB Action through Plan confirmation. Pursuant to the Plan, the Apollo Released Parties will be released from all claims relating to the UMB Action.

E.
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

F.
BOKF, N.A. v. Caesars Entertainment Corporation, No. 15-156 (S.D.N.Y) (the “BOKF Action”). On March 3, 2015, BOKF, N.A., as trustee for certain CEOC notes, sued Caesars Entertainment in the New York Court. The lawsuit alleges claims for breach of contract, intentional interference with contractual relations and a declaratory judgment, and seeks to enforce Caesars Entertainment’s guarantee of certain CEOC notes. The BOKF Action has been assigned to the same judge in the New York Court as the Trilogy and Danner Actions. On March 25, 2015, Caesars Entertainment filed an answer to the complaint. On May 19, 2015, BOKF sent the court a letter requesting permission to file a partial summary judgment motion on Counts II and V of its complaint, related to the validity and enforceability of Caesars Entertainment’s guarantee of certain notes issued by CEOC and alleged violations of the Trust Indenture Act, 15 U.S.C. §§ 76aaa, et seq.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The Trilogy and Danner plaintiffs did not join BOKF’s request to file for partial summary judgment. On May 28, 2015, the court granted BOKF permission to move for partial summary judgment. On June 15, 2015, another related complaint captioned UMB Bank, N.A. v. Caesars Entertainment Corp., et al., No. 15-cv-4634 (S.D.N.Y.) (the “UMB SDNY Action”) was filed by UMB Bank, N.A., solely in its capacity as Indenture Trustee of certain first lien notes (“UMB”), against Caesars Entertainment alleging claims similar to those alleged in the BOKF, Trilogy and Danner Actions. On June 16, 2015, UMB sent a letter to the court requesting permission to file a partial summary judgment motion on the same schedule with BOKF. On June 26, 2015, BOKF and UMB filed partial summary judgment motions (the “Partial Summary Judgment Motions”). On July 24, 2015, Caesars Entertainment filed its opposition to the Partial Summary Judgment Motions, and on August 7, 2015, BOKF and UMB filed reply briefs in further support of the Partial Summary Judgment Motions. On August 27, 2015, the Court denied the Partial Summary Judgment Motions and certified its opinion for an interlocutory appeal to the United States Court of Appeals for the Second Circuit. On December 22, 2015, the Second Circuit declined to hear the interlocutory appeal. Separately, on November 20, 2015, BOKF and UMB filed a second set of motions for partial summary judgment, on the issue of the disputed contract interpretation related to indenture release provisions. On January 5, 2016 the District Court denied these motions. At a hearing on February 22, 2016, the Court bifurcated the trial in the BOKF and UMB SDNY Actions and scheduled the trial on the breach of contract and TIA claims to begin on March 14, 2016. The Court ordered a separate trial on the claims for breach of the covenant of good faith and fair dealing and tortious interference with contract to begin at a later date to be determined. On February 26, 2016, the Bankruptcy Court granted the stay request as to the BOKF Action until May 9, 2016, resulting in a stay of the trial on the breach of contract and TIA claims in the BOKF and UMB SDNY Actions. On February 24, 2016, Caesars Entertainment filed a motion for partial summary judgment to dispose of the claims for (1) breach of the implied covenant of good faith and fair dealing brought by BOKF and UMB, and (2) intentional interference with contractual relations brought by BOKF. The moving parties submitted their briefs on May 10, 2016. Opposition briefs were filed on May 31, 2016. Reply briefs were filed on June 14, 2016. On June 15, 2016, the Bankruptcy Court issued a temporary restraining order and preliminary injunction pursuant to Section 105(a) of the Bankruptcy Code, enjoining the plaintiffs in the BOKF Action from prosecuting actions against Caesars Entertainment until August 29, 2016. On October 17, 2016, after several motions and appeals relating to extending the stay past August 29, 2016, the Bankruptcy Court granted the Debtors’ renewed injunction request, staying the BOKF Action through Plan confirmation. Pursuant to the Plan, the Apollo Released Parties will be released from all claims relating to the BOKF Action.

G.
Wilmington Trust, National Association v. Caesars Entertainment Corporation, No. 15-cv-08280 (S.D.N.Y.) (the “Wilmington Trust Action”). On October 20, 2015, Wilmington Trust, N.A., solely in its capacity as Indenture Trustee for the 10.75% Notes due 2016 (“Wilmington Trust”), sued Caesars Entertainment in the New York Court alleging claims similar to those alleged in the BOKF, UMB, Trilogy, and Danner Actions. The parties cross-moved for partial summary judgment on the same schedule as the Trilogy Action. Caesars Entertainment argues that its actions did not violate the TIA and that its guarantee of the 10.75% Notes was automatically released under a certain clause contained in the indenture governing the 10.75% Notes. Wilmington Trust has argued that Caesars Entertainment’s actions constituted an improper out-of-court reorganization under the TIA and that Caesars Entertainment’s guarantee was not released because the necessary conditions precedent did not occur. Although the temporary restraining order and preliminary injunction issued by the Bankruptcy Court did not apply to the Wilmington Trust Action, on July 6, 2016, Wilmington Trust and Caesars Entertainment filed a stipulation staying the Wilmington Trust Action until August 29, 2016. The New York Court scheduled oral argument for August 30, 2016. A motion was made by CEOC and the other Debtors to the Bankruptcy Court to extend the stay beyond August 29, 2016, which motion was denied. On October 17, 2016, after several motions and appeals relating to extending the stay past August 29, 2016, the Bankruptcy Court granted the Debtors’ renewed injunction request, staying the Wilmington Trust Action through Plan confirmation. Pursuant to the Plan, the Apollo Released Parties will be released from all claims relating to the Wilmington Trust Action.

H.
CEOC v. Caesars Entertainment et al., Illinois Bankruptcy Court (the “CEOC Action”). On or about August 9, 2016, CEOC and certain of the other Debtors commenced a “placeholder” lawsuit against Caesars Entertainment, Apollo Global Management, LLC, Caesars Entertainment directors (including Messrs. Rowan, Sambur, Press and Benjamin) and certain of its officers, and many others to, inter alia, prevent the statute of limitations from running respecting any claims owned by a Debtor’s estate. This lawsuit basically asserts the claims identified in the Examiner’s Report and has been stayed by an order of the Bankruptcy Court. Pursuant to the Plan, the Apollo Released Parties will be released from all claims relating to the CEOC Actions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Apollo believes that the claims in the WSFS Action, the UMB Action, the Trilogy Action, the Danner Action, the Koskie Action, the BOKF Action, the UMB SDNY Action, the Wilmington Trust Action and the CEOC Action are without merit. For this reason, and because of pending bankruptcy proceedings involving CEOC and certain of its subsidiaries, no reasonable estimate of possible loss, if any, can be made at this time.
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
On June 12, 2015, a putative class action was commenced in the United States District Court for the Northern District of California (“California Court”) by Rachel Silva (“Silva”) and Don Hudson (“Hudson”), on behalf of themselves and all others similarly situated, against Aviva plc; Athene Annuity and Life Company f/k/a Aviva Life and Annuity Company (“Aviva”); Athene USA Corporation f/k/a Aviva USA Corporation; Athene Holding; Athene Life Re Ltd.; Athene Asset Management; and AGM. The original complaint in this action alleged violations of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. Sections 1962(c) and (d). The plaintiffs alleged that commencing in 2007 and continuing thereafter, Aviva and its then management engaged in a scheme to, among other things, falsely represent the financial strength of and hide the true financial condition of Aviva by, among other things, allegedly ceding risky liabilities to Aviva’s undercapitalized subsidiaries and affiliates, misvaluing assets, and failing to make required disclosures to purchasers of policies, and that after Athene Holding purchased all of the outstanding stock

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

of Aviva’s parent effective October 2, 2013 the scheme was “unwound and rewound” so as to continue, and that as a result thereof some of the purchasers of annuity products issued by Aviva were charged an excessive price and were damaged as a result thereof. All defendants (except Aviva plc) (a) moved to transfer this action to the United States District Court for the Southern District of Iowa (“Iowa Court”) and (b) moved to dismiss this action. Aviva plc separately moved to dismiss the action for lack of jurisdiction over it. The California Court granted the motion to transfer to the Iowa Court and denied without prejudice the motions to dismiss. Plaintiff Hudson moved for leave to amend the complaint, which motion was granted by the Iowa Court. The amended complaint removed Silva as a named plaintiff and removed Aviva plc as a defendant, but otherwise substantively makes the same or similar allegations. The Defendants have moved to dismiss the amended complaint, and that motion has been fully briefed. The Court has not set a date for argument on this motion yet. If the action is not dismissed, Athene Asset Management and AGM (and the other defendants) will deny the material allegations of the amended complaint and will vigorously defend themselves against these claims. Although neither Athene Asset Management nor AGM can predict the ultimate outcome of this action, each believes that it is without merit, and because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.
As has been reported in the press, as part of an industry-wide review of private equity advisers, the SEC has focused recently on the disclosure to limited partners of the acceleration of certain special fees. The Company provided information about this topic to the staff of the SEC in connection with the SEC’s periodic examination of the Company in 2013. On July 27, 2015, the Company received an informal request for additional information from the staff of the SEC on this topic and certain ancillary issues. The Company fully and voluntarily cooperated with the informal requests. On August 23, 2016, four Apollo private equity fund advisers that are subsidiaries of the Company (the “Settling Advisers”) consented to the entry of an order by the SEC settling these matters, while neither admitting nor denying the SEC allegations. In the SEC order, the SEC alleged that the Settling Advisers did not provide sufficient pre-commitment disclosure regarding the possibility of accelerating monitoring fees upon termination of such fee agreements. The SEC recognized in the order, however, that such fees were disclosed to limited partners in a variety of other forms following the commitment of capital. In fact, during the period at issue, Apollo disclosed each accelerated fee in detailed schedules provided on a regular basis to each fund’s limited partner advisory committee. The order also alleged (1) that one of the Settling Advisers did not properly disclose, in the footnotes of the financial statements of a $10.4 billion fund, the allocation of $3 million of interest on a loan from the fund to its general partner of the fund and the fund, of cash that was then due to be distributed to the general partner (which loan was fully disclosed), and (2) that the Settling Advisers failed adequately to supervise a former investment professional in connection with improper travel and expense reimbursements, although the order acknowledged that Apollo identified the issue, fully remediated it, and self-reported the issue to the SEC. The Settling Advisers agreed as part of the settlement to pay disgorgement of $37,527,000 (plus prejudgment interest of $2,727,552) to limited partners of those funds and a civil monetary penalty of $12,500,000 to the SEC.
In January 2016, the Company received an informal request for information from the staff of the SEC concerning the use of designated lender counsel with respect to financing buyout transactions, an issue covered in the press. The Company is fully cooperating with the SEC’s request for information.
After the announcement of the execution of the Agreement and Plan of Merger among Apollo Commercial Real Estate Finance, Inc., Apollo Residential Mortgage, Inc. and Arrow Merger Sub, Inc. (“Merger Sub”), two putative class action lawsuits challenging the proposed merger, captioned Aivasian v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001532, and Wiener v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001837, were filed in the Circuit Court for Baltimore City. A putative class and derivative lawsuit was later filed in the same Court, captioned Crago v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-002610. Following a hearing on May 6, 2016, the Court entered orders among other things, consolidating the three actions under the caption In Re Apollo Residential Mortgage, Inc. Shareholder Litigation, Case No.: 24-C-16-002610. The plaintiffs have designated the Crago complaint as the operative complaint. The operative complaint includes both direct and derivative claims, names as defendants AGM, AMTG, the board of directors of AMTG (the “AMTG Board”), ARI, Merger Sub and Athene Holding and alleges, among other things, that the members of the AMTG Board breached their fiduciary duties to AMTG’s stockholders and that the other defendants aided and abetted such fiduciary breaches. The operative complaint further alleges, among other things, that the proposed merger involves inadequate consideration, was the result of an inadequate and conflicted sales process, and includes unreasonable deal protection devices that purportedly preclude competing offers. It also alleges that the transactions with Athene Holding are unfair and that the registration statement on Form S-4 filed with the SEC on April 6, 2016 contains materially misleading disclosures and omits certain material information. The operative complaint seeks, among other things, certification of the proposed class, declaratory relief, preliminary and permanent injunctive relief, including enjoining or rescinding the merger, unspecified damages, and an award of other unspecified attorneys’ and other fees and costs. On May 6, 2016, counsel for the plaintiffs filed with the Court a stipulation seeking the appointment of interim co-lead counsel, which stipulation was approved by the Court on June 9, 2016. Defendants’ motions to dismiss have been fully briefed, and oral argument

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

is scheduled for December 8, 2016. Apollo believes that the claims asserted in the complaints are without merit. For this reason, and because the claims are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.
Following the March 14, 2016 announcement that The Fresh Market, Inc. (“TFM”) had entered into a merger agreement with certain entities affiliated with Apollo (the “TFM Merger Agreement”), six putative shareholder class actions were filed in four courts (one in the Superior Court of Guilford County, North Carolina; two in the United States District Court for the District of Delaware; one in the United States District Court for the Middle District of North Carolina; and two in the Court of Chancery for the State of Delaware). Additionally, one individual action demanding inspection of books and records was filed in the Court of Chancery for the State of Delaware and two petitions for appraisal of stock were also filed in the Court of Chancery for the State of Delaware. The first purported class action, captioned Dolores Balint v. The Fresh Market, Inc., et. al., Case No. 16-CVS-4144, was filed on March 23, 2016 in the North Carolina Superior Court (the “Balint Action”). The complaint named as defendants TFM, its officers and directors and certain affiliates of AGM, Pomegranate Holdings, Inc. (“Pomegranate Holdings”) and Pomegranate Merger Sub, Inc. (“Pomegranate Merger Sub”). The Balint action was voluntarily dismissed by the plaintiff on April 13, 2016. The second purported class action, captioned Ross DeAmbrogio v. The Fresh Market, Inc., et. al., Case No. 1:16-cv-00239-LPS, was filed April 7, 2016 in the United States District Court for the District of Delaware and named as defendants TFM and its officers and directors (the “DeAmbrogio Action”). The Plaintiff in the DeAmbrogio Action filed a stipulation of voluntary dismissal and anticipated application for an award of attorneys’ fees and expenses on June 29, 2016. The third purported class action, captioned John Solak v. The Fresh Market, Inc., et. al., Case No. 1:16-cv-00249-SLR, was filed April 8, 2016 in the United States District Court for the District of Delaware and named as defendants TFM, its officers and directors, AGM, Pomegranate Holdings, Pomegranate Merger Sub and Apollo Management VIII, L.P. (the “Solak Action”). The Plaintiff in the Solak Action filed a stipulation of voluntary dismissal and anticipated application for an award of attorneys’ fees and expenses on June 28, 2016. The fourth purported class action, captioned Ronald Jantz v. Ray Berry, et. al., Case No. 1:16-cv-0307-CCE-JEP, was filed April 11, 2016 in the United States District Court for the Middle District of North Carolina and named as defendants TFM and its officers and directors (the “Jantz Action”). The Plaintiff in the Jantz Action filed a stipulation of voluntary dismissal on July 8, 2016. The fifth purported class action, captioned Bruce S. Sherman, et. al. v. The Fresh Market, Inc., et. al., Case No. 12205-VCG, was filed April 14, 2016 in the Chancery Court for the State of Delaware and named as defendants TFM, its officers and directors, AGM, Pomegranate Holdings, Pomegranate Merger Sub and Apollo Management VIII, L.P. (the “Sherman Action”). The Sherman Action alleges, among other things, that the TFM officers and directors breached their fiduciary duties to the TFM shareholders in connection with their consideration and approval of the TFM Merger Agreement, including by agreeing to an inadequate price and by filing materially deficient disclosures regarding the transaction. The Sherman Action further alleges that TFM, AGM, Apollo Management VIII, L.P., Pomegranate Holdings and Pomegranate Merger Sub, aided and abetted in those alleged breaches. The sixth action, an individual action captioned Elizabeth Morrison v. The Fresh Market, Inc., Case No. 12243-VCG, was filed April 22, 2016 in the Chancery Court for the State of Delaware and named only TFM as a defendant (the “Morrison Action”). The Morrison Action sought only the right to inspect certain books and records of TFM pursuant to Section 220 of the Delaware Corporate Code. The Plaintiff in the Morrison Action filed a stipulation of voluntary dismissal on August 10, 2016 and the case was administratively closed by the Court thereafter. The seventh action, a Petition for Appraisal of Stock captioned Hudson Bay Master Fund, Ltd. and Brigade Leveraged Capital Structures Fund, Ltd. v. The Fresh Market, Inc., Case No. 12372-VCG, was filed May 23, 2016 and names only TFM as the respondent (the “Hudson Bay Action”). The Hudson Bay Action was filed on behalf of holders of 1,660,000 shares of common stock of TFM and seeks a determination of the fair value of the shares of the common stock of TFM under Section 262 of the Delaware Corporate Code. The eighth action, a second Petition for Appraisal of Stock captioned Verition Multi-Strategy Master Ltd. and Verition Partners Master Fund Ltd. v. The Fresh Market, Inc. was filed August 22, 2016 and names only TFM as the respondent (the “Verition Action”). The Verition Action was filed on behalf of holders of 1,198,318 shares of common stock of TFM and seeks a determination of the fair value of the shares of the common stock of TFM under Section 262 of the Delaware Corporate Code. The Verition Action has been consolidated with the Hudson Bay Action and the two will proceed together under the caption, In re Appraisal of The Fresh Market, Inc., Case No. 12372-VCG.  The ninth action, another purported shareholder class action, captioned Elizabeth Morrison v. Ray Berry, et. al., Case No. 12808-VCG, was filed October 6, 2016 in the Chancery Court for the State of Delaware and named as defendants TFM’s officers and directors (the “Morrison Fiduciary Duty Action”). This action was filed by the same plaintiff who filed the Morrison Action. Like the Sherman Action, the Morrison Fiduciary Duty Action alleges, among other things, that the TFM officers and directors breached their fiduciary duties to the TFM shareholders in connection with their consideration and approval of the TFM Merger Agreement, including by engaging in a sale process that improperly favored AGM and/or Apollo Management VIII, L.P., by agreeing to an inadequate price and by filing materially deficient disclosures regarding the transaction. The Morrison Fiduciary Duty Action further alleges that former TFM director, Brett Berry, aided and abetted in those alleged breaches. The Court has not yet set a schedule for resolving either the Sherman Action or the Morrison Fiduciary Duty Action on the merits. The Court in the Hudson Bay Action and the Verition Action has scheduled a trial on the merits to take place in November 2017.  Because each of the pending actions is in the

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

early stages, no reasonable estimate of possible loss, if any, can be made.  Apollo believes that each of these actions is without merit.
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
As has been reported in the press, on May 13, 2016, ARM Manager, LLC ("ARM Manager") a subsidiary of AGM, and AMTG, were among several entities that received subpoenas from the New York State Department of Financial Services requesting documents relating to seller-financed real estate contracts. As AMTG’s successor in the merger of the residential mortgage real estate investment trust we managed, Apollo Residential Mortgage, Inc., with ARI (“the ARI/AMTG transaction”), ARI and ARM Manager are cooperating fully with the requests.
Between February 25 and March 23, 2016, plaintiffs filed five putative class actions in the Superior Court of Maricopa County, Arizona, on behalf of purported stockholders of Apollo Education Group, Inc.  The actions were captioned as follows:  Casey v. Apollo Education Group, Inc., et al., CV2016-051605 (Ariz. Super. Ct. Feb. 25, 2016); Miglio v. Apollo Education Group, Inc., et al., CV2016-003718 (Ariz. Super. Ct. Feb. 26, 2016); Wagner v. Apollo Education Group, Inc., et al., CV2016-001905 (Ariz. Super. Ct. Mar. 9, 2016); Ladouceur v. Apollo Education Group, Inc., et al., CV2016-002148 (Ariz. Super. Ct. Mar. 17, 2016); Simkhovich v. Apollo Education Group, Inc., et al., CV2016-002339 (Ariz. Super. Ct. Mar. 23, 2016).  The  defendants include, among others, Apollo Education Group, Inc. (“AEG”), members of AEG’s board of directors, AGM, Fund VIII, AP VIII Queso Holdings, L.P., which is a subsidiary of funds affiliated with Apollo Management VIII, L.P., and AGM, and Socrates Merger Sub, Inc., which is a wholly owned subsidiary of AP VIII Queso Holdings, L.P.  The complaints allege that AEG’s directors breached their fiduciary duties to AEG’s stockholders by entering into a merger agreement that provides for AEG to be acquired by AP VIII Queso Holdings, L.P., and Socrates Merger Sub, Inc.  Plaintiffs claim that AEG’s directors engaged in a flawed sales process, agreed to a price that does not adequately compensate AEG’s stockholders, and agreed to certain unfair deal protection terms in connection with the merger agreement.  Two of the complaints further allege (1) that AEG’s directors breached their fiduciary duty of candor by filing a materially incomplete and misleading preliminary proxy statement, and (2) that the sales process was flawed because of certain alleged conflicts with AEG’s financial advisors.  All the complaints allege that AP VIII Queso Holdings, L.P., and Socrates Merger Sub, Inc., aided and abetted the alleged breaches.  The complaints that name as defendants AGM and Fund VIII, allege that those entities also aided and abetted the alleged breaches.  No amount of damages is specified in any of the complaints.  On April 12, 2016, the Court consolidated all the actions under the following caption:  In re Apollo Education Group, Inc. Shareholder Litigation, Lead Case No. CV2016-001905 (Ariz. Super. Ct.).  The parties have informed the Court that they have entered into a memorandum of understanding providing for the settlement of the suit. The settlement contemplated by the memorandum will provide for the dismissal with prejudice on the merits and release of any and all claims by the proposed class against Defendants. The settlement also will recognize that the pendency of the suit was a factor in the decision by the purchasers of AEG to increase the price offered to acquire all of the outstanding shares of AEG’s common stock from $9.50 per share to $10.00 per share. The settlement is contingent upon the consummation of the merger agreement, Plaintiffs’ taking confirmatory discovery, the execution of definitive settlement papers, certification of the proposed class, and court approval. The parties asked the court to extend the deadline by which the Plaintiffs must file an amended consolidated complaint or designate an operative complaint until November 8, 2016. The Court responded with an order explaining that the case will be dismissed on December 9, 2016, unless the parties submit a stipulated judgment or stipulated dismissal before that date, or the court otherwise extends the deadline for good cause.  Because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.
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
Following the August 26, 2016 announcement that Rackspace Hosting, Inc. (“Rackspace”) had entered into a merger agreement with certain entities organized and owned by investment funds managed by AGM (the “Apollo Merger Entities”), on October 11, 2016, a putative shareholder class action was filed in the Court of Chancery of the State of Delaware and named as defendants Rackspace, the directors of Rackspace, AGM and the Apollo Merger Entities. The case is captioned Shawn Luger v. Rackspace Hosting, Inc., et al., Civil Action No. 12819-CB. The complaint purports to assert a claim against the directors of Rackspace for allegedly breaching their fiduciary duty of disclosure In connection with the Definitive Proxy Statement filed by Rackspace with the SEC on September 30, 2016 (the “Rackspace Proxy Statement”), and also purports to assert a claim against Rackspace, AGM and the Apollo Merger Entities for allegedly aiding and abetting this alleged breach of fiduciary duty by the directors of Rackspace. The complaint alleges, among other things, that the Rackspace Proxy Statement failed to provide material information and/or omitted material information concerning the proposed acquisition of Rackspace. The complaint seeks to enjoin the consummation of the proposed acquisition of Rackspace, or to rescind it (or award rescissory damages) in the event it is consummated, and requests an award to the class of compensatory damages, an award to plaintiff of costs, attorneys’ fees and expert fees, and other equitable relief. AGM and the Apollo Merger Entities believe these claims are without merit. As this case is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.
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
As of September 30, 2016, the approximate aggregate minimum future payments required for operating leases were as follows:

	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
Aggregate minimum future payments	$9,385	$35,104	$31,118	$30,359	$13,796	$10,326	$130,088
Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $10.0 million and $10.6 million for the three months ended September 30, 2016 and 2015, respectively, and $30.1 million and $31.6 million for the nine months ended September 30, 2016 and 2015, respectively.
Other long-term obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of September 30, 2016, fixed and determinable payments due in connection with these obligations were as follows:

	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
Other long-term obligations	$6,127	$9,417	$6,734	$4,030	$1,701	$1,701	$29,710
Contingent Obligations—Carried interest income with respect to private equity funds and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through September 30, 2016 and that would be reversed approximates $2.7 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of September 30, 2016, there were no underwriting commitments outstanding related to such offerings.
As of September 30, 2016, one of the Company’s subsidiaries had an unfunded contingent commitment of $80.3 million to facilitate funding at closing by a lead arranger for a syndicated term loan issued by a portfolio company of a fund managed by Apollo. The commitment expires on November 11, 2016. As of November 4, 2016, the unfunded commitment was approximately $4.6 million.
Contingent Consideration—In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the remaining contingent obligation was $81.2 million and $70.9 million as of September 30, 2016 and December 31, 2015, respectively.
In connection with the Gulf Stream acquisition, the Company agreed to make payments to the former owners of Gulf Stream under a contingent consideration obligation which required the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest income. There was no contingent liability as the Gulf Stream liabilities had been satisfied as of September 30, 2016. The contingent liability had a fair value of $8.7 million as of December 31, 2015, which was recorded in profit sharing payable in the condensed consolidated statements of financial condition.
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

EI is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. EI represents segment income (loss) before income tax (provision) benefit excluding transaction-related charges arising from the 2007 private placement, and any acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. In addition, segment data excludes non-cash revenue and expense related to equity awards granted by unconsolidated related parties to employees of the Company, compensation and administrative related expense reimbursements, as well as the assets, liabilities and operating results of the funds and VIEs that are included in the condensed consolidated financial statements.
Economic Income (Loss) for the three and nine months ended September 30, 2015 includes a recast of salary, bonus and benefits due to management’s change in allocation methodology among the segments during the first quarter of 2016. All prior periods have been recast to conform to the current presentation. Impact to the combined segments’ total Economic Income (Loss) for all periods was zero.

	Impact on Economic Income (Loss)
	For the Three Months Ended September 30, 2015
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Total Economic Income (Loss), as previously presented	$(6,790)	$112,752	$(768)	$105,194
Impact of reclassification	(5,774)	4,298	1,476	—
Total Economic Income, as currently presented	$(12,564)	$117,050	$708	$105,194

	Impact on Economic Income (Loss)
	For the Nine Months Ended September 30, 2015
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Total Economic Income (Loss), as previously presented	$115,318	$253,707	$(4,229)	$364,796
Impact of reclassification	(13,130)	9,061	4,069	—
Total Economic Income (Loss), as currently presented	$102,188	$262,768	$(160)	$364,796

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents financial data for Apollo’s reportable segments as of and for the three months ended September 30, 2016 and 2015:

	As of and for the Three Months Ended September 30, 2016
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from related parties, net	$26,601	$2,612	$1,038	$30,251
Management fees from related parties	91,545	151,386	15,554	258,485
Carried interest income from related parties:
Unrealized gains(1)	75,019	91,502	963	167,484
Realized gains	9,844	20,500	5,499	35,843
Total Revenues(2)	203,009	266,000	23,054	492,063
Expenses:
Compensation and benefits:
Salary, bonus and benefits	32,532	45,143	9,129	86,804
Equity-based compensation	6,645	8,834	675	16,154
Profit sharing expense	26,500	45,797	4,494	76,791
Total compensation and benefits	65,677	99,774	14,298	179,749
Other expenses	18,448	29,884	4,674	53,006
Total Expenses(2)	84,125	129,658	18,972	232,755
Other Income (Loss):
Net interest expense	(4,188)	(6,172)	(1,168)	(11,528)
Net gains from investment activities	1,191	16,171	—	17,362
Income from equity method investments	14,384	8,036	499	22,919
Other income (loss), net	103	(4,977)	(29)	(4,903)
Total Other Income (Loss)(2)	11,490	13,058	(698)	23,850
Non-Controlling Interests	—	(510)	—	(510)
Economic Income(2)	$130,374	$148,890	$3,384	$282,648
Total Assets(2)	$1,840,504	$2,480,601	$187,897	$4,509,002

(1)
Included in unrealized carried interest gains (losses) from related parties for the three months ended September 30, 2016 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 12 for further details regarding the general partner obligation.

(2)
Refer below for a reconciliation of total revenues, total expenses, other income and total assets for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses, total consolidated other income (loss) and total assets.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended September 30, 2015
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from related parties, net	$4,736	$4,141	$399	$9,276
Management fees from related parties	71,876	141,706	13,176	226,758
Carried interest income from related parties:
Unrealized gains (losses)(1)	(167,364)	(15,056)	3,334	(179,086)
Realized gains	102,138	22,331	46	124,515
Total Revenues(2)	11,386	153,122	16,955	181,463
Expenses:
Compensation and benefits:
Salary, bonus and benefits	32,957	52,647	8,506	94,110
Equity-based compensation	6,974	6,896	1,068	14,938
Profit sharing expense	(26,044)	12,739	1,312	(11,993)
Total compensation and benefits	13,887	72,282	10,886	97,055
Other expenses	17,326	31,333	5,753	54,412
Total Expenses(2)	31,213	103,615	16,639	151,467
Other Income:
Net interest expense	(2,425)	(3,003)	(759)	(6,187)
Net gains from investment activities	5,904	75,340	—	81,244
Income (loss) from equity method investments	3,827	(1,949)	1,147	3,025
Other income (loss), net	(43)	(148)	4	(187)
Total Other Income(2)	7,263	70,240	392	77,895
Non-Controlling Interests	—	(2,697)	—	(2,697)
Economic Income (Loss)(2)	$(12,564)	$117,050	$708	$105,194

(1)
Included in unrealized carried interest gains (losses) from related parties for the three months ended September 30, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 12 for further detail regarding the general partner obligation.

(2)
Refer below for a reconciliation of total revenues, total expenses and other income for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income (loss).

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles total revenues for Apollo’s reportable segments to total consolidated revenues for the three months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,
	2016	2015
Total Reportable Segments Revenues	$492,063	$181,463
Equity awards granted by unconsolidated related parties and reimbursable expenses(1)	18,217	14,272
Adjustments related to consolidated funds and VIEs(1)	(937)	(945)
Other(1)	(5,612)	(1,522)
Total Consolidated Revenues	$503,731	$193,268

(1)
Represents advisory fees, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

The following table reconciles total expenses for Apollo’s reportable segments to total consolidated expenses for the three months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,
	2016	2015
Total Reportable Segments Expenses	$232,755	$151,467
Equity awards granted by unconsolidated related parties and reimbursable expenses(1)	19,688	14,544
Transaction-related compensation charges(1)	14,276	(6,686)
Reclassification of interest expenses	12,832	7,529
Amortization of transaction-related intangibles(1)	2,212	8,570
Other(1)	494	(513)
Total Consolidated Expenses	$282,257	$174,911

(1)
Represents the addition of expenses of consolidated funds and VIEs, transaction-related charges, non-cash expenses related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative expenses. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions.

The following table reconciles total other income for Apollo’s reportable segments to total consolidated other income for the three months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,
	2016	2015
Total Reportable Segments Other Income	$23,850	$77,895
Non-Controlling Interests	(510)	(2,697)
Total other income, net	23,340	75,198
Reclassification of interest expense	12,832	7,529
Adjustments related to consolidated funds and VIEs(1)	533	8
Other	6,206	2,058
Total Consolidated Other Income	$42,911	$84,793

(1)	Represents the addition of other income of consolidated funds and VIEs.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the reconciliation of Economic Income to income before income tax provision reported in the condensed consolidated statement of operations for the three months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,
	2016	2015
Economic Income	$282,648	$105,194
Adjustments:
Net income (loss) attributable to Non-Controlling Interests in consolidated entities and appropriated partners’ capital	(222)	161
Transaction-related charges(1)	(18,041)	(2,205)
Total consolidation adjustments and other	(18,263)	(2,044)
Income before income tax provision	$264,385	$103,150

(1)
Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. Equity-based compensation adjustment includes non-cash revenues and expenses related to equity awards granted by unconsolidated related parties to employees of the Company.

The following table presents the reconciliation of Apollo’s total reportable segment assets to total assets as of September 30, 2016:

As of September 30, 2016
Total reportable segment assets	$4,509,002
Adjustments(1)	981,213
Total assets	$5,490,215

(1)	Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents financial data for Apollo’s reportable segments as of and for the nine months ended September 30, 2016 and 2015:

	As of and for the Nine Months Ended September 30, 2016
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from related parties, net	$87,615	$10,058	$5,476	$103,149
Management fees from related parties	242,981	445,149	42,921	731,051
Carried interest income (loss) from related parties:
Unrealized gains (losses)(1)	136,529	150,720	(4,151)	283,098
Realized gains	10,110	105,698	11,938	127,746
Total Revenues(2)	477,235	711,625	56,184	1,245,044
Expenses:
Compensation and benefits:
Salary, bonus and benefits	96,170	151,464	26,062	273,696
Equity-based compensation	20,795	25,694	2,107	48,596
Profit sharing expense	36,801	124,390	6,840	168,031
Total compensation and benefits	153,766	301,548	35,009	490,323
Other expenses	56,809	97,306	16,260	170,375
Total Expenses(2)	210,575	398,854	51,269	660,698
Other Income (Loss):
Net interest expense	(9,868)	(14,542)	(2,895)	(27,305)
Net gains from investment activities	3,542	45,819	—	49,361
Income from equity method investments	40,311	21,824	1,631	63,766
Other income (loss), net	320	(5,512)	(14)	(5,206)
Total Other Income (Loss)(2)	34,305	47,589	(1,278)	80,616
Non-Controlling Interests	—	(5,070)	—	(5,070)
Economic Income(2)	$300,965	$355,290	$3,637	$659,892
Total Assets(2)	$1,840,504	$2,480,601	$187,897	$4,509,002

(1)
Included in unrealized carried interest gains (losses) from related parties for the nine months ended September 30, 2016 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 12 for further details regarding the general partner obligation.

(2)
Refer below for a reconciliation of total revenues, total expenses, other income and total assets for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses, total consolidated other income (loss) and total assets.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Nine Months Ended September 30, 2015
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Advisory and transaction fees from related parties, net	$17,490	$13,913	$2,866	$34,269
Management fees from related parties	220,742	421,790	36,212	678,744
Carried interest income from related parties:
Unrealized gains (losses)(1)	(265,147)	(67,748)	3,974	(328,921)
Realized gains	336,175	108,748	3,712	448,635
Total Revenues(2)	309,260	476,703	46,764	832,727
Expenses:
Compensation and benefits:
Salary, bonus and benefits	93,792	153,557	23,996	271,345
Equity-based compensation	23,467	18,794	3,151	45,412
Profit sharing expense	60,796	26,853	4,062	91,711
Total compensation and benefits	178,055	199,204	31,209	408,468
Other expenses	48,973	95,514	17,242	161,729
Total Expenses(2)	227,028	294,718	48,451	570,197
Other Income:
Net interest expense	(7,439)	(10,107)	(2,157)	(19,703)
Net gains from investment activities	5,904	100,387	—	106,291
Income (loss) from equity method investments	18,588	(2,654)	2,283	18,217
Other income, net	2,903	1,923	1,401	6,227
Total Other Income(2)	19,956	89,549	1,527	111,032
Non-Controlling Interests	—	(8,766)	—	(8,766)
Economic Income (Loss)(2)	$102,188	$262,768	$(160)	$364,796

(1)
Included in unrealized carried interest gains from related parties for the nine months ended September 30, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 12 for further detail regarding the general partner obligation.

(2)
Refer below for a reconciliation of total revenues, total expenses and other income for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income (loss).

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles total revenues for Apollo’s reportable segments to total consolidated revenues for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
	2016	2015
Total Reportable Segments Revenues	$1,245,044	$832,727
Equity awards granted by unconsolidated related parties and reimbursable expenses(1)	51,275	22,559
Adjustments related to consolidated funds and VIEs(1)	(2,800)	(2,768)
Other(1)	(8,515)	(4,499)
Total Consolidated Revenues	$1,285,004	$848,019

(1)
Represents advisory fees, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

The following table reconciles total expenses for Apollo’s reportable segments to total consolidated expenses for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
	2016	2015
Total Reportable Segments Expenses	$660,698	$570,197
Equity awards granted by unconsolidated related parties and reimbursable expenses(1)	52,980	23,481
Transaction-related compensation charges(1)	16,799	2,156
Reclassification of interest expenses	30,505	22,454
Amortization of transaction-related intangibles(1)	6,608	25,440
Other(1)	(36)	(282)
Total Consolidated Expenses	$767,554	$643,446

(1)
Represents the addition of expenses of consolidated funds and VIEs, transaction-related charges, non-cash expenses related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative expenses. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions.

The following table reconciles total other income for Apollo’s reportable segments to total consolidated other income for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
	2016	2015
Total Reportable Segments Other Income	$80,616	$111,032
Non-Controlling Interests	(5,070)	(8,766)
Total other income, net	75,546	102,266
Reclassification of interest expense	30,505	22,454
Adjustments related to consolidated funds and VIEs(1)	2,077	6,383
Other	12,890	11,652
Total Consolidated Other Income	$121,018	$142,755

(1)	Represents the addition of other income of consolidated funds and VIEs.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the reconciliation of Economic Income to income before income tax provision reported in the condensed consolidated statements of operations for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
	2016	2015
Economic Income	$659,892	$364,796
Adjustments:
Net income attributable to Non-Controlling Interests in consolidated entities and appropriated partners’ capital	3,891	11,218
Transaction-related charges(1)	(25,315)	(28,686)
Total consolidation adjustments and other	(21,424)	(17,468)
Income before income tax provision	$638,468	$347,328

(1)
Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. Equity-based compensation adjustment includes non-cash revenues and expenses related to equity awards granted by unconsolidated related parties to employees of the Company.

15. SUBSEQUENT EVENTS
On October 28, 2016, the Company declared a cash distribution of $0.35 per Class A share, which will be paid on November 30, 2016 to holders of record on November 21, 2016.
On November 1, 2016, the Company issued 376,692 Class A shares in settlement of vested RSUs. These issuances caused the Company’s ownership interest in the Apollo Operating Group to increase from 46.1% to 46.2%.

ITEM 1A.     UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS
OF FINANCIAL CONDITION

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of September 30, 2016
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$926,932	$—	$—	$926,932
Cash and cash equivalents held at consolidated funds	—	6,014	—	6,014
Restricted cash	4,776	—	—	4,776
Investments	1,470,080	14,622	(93,704)	1,390,998
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	53,489	—	53,489
Investments, at fair value	—	946,836	(302)	946,534
Other assets	—	49,733	—	49,733
Carried interest receivable	993,074	—	(1,259)	991,815
Due from related parties	298,455	—	(736)	297,719
Deferred tax assets	596,228	—	—	596,228
Other assets	105,912	6,653	(133)	112,432
Goodwill	88,852	—	—	88,852
Intangible assets, net	24,693	—	—	24,693
Total Assets	$4,509,002	$1,077,347	$(96,134)	$5,490,215
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$116,277	$—	$—	$116,277
Accrued compensation and benefits	122,143	—	—	122,143
Deferred revenue	204,516	—	—	204,516
Due to related parties	661,515	—	—	661,515
Profit sharing payable	466,055	—	—	466,055
Debt	1,355,994	—	—	1,355,994
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	882,884	(44,180)	838,704
Other liabilities	—	54,934	(133)	54,801
Due to related parties	—	1,995	(1,995)	—
Other liabilities	58,189	1,156	—	59,345
Total Liabilities	2,984,689	940,969	(46,308)	3,879,350

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Additional paid in capital	1,876,342	—	—	1,876,342
Accumulated deficit	(1,147,801)	28,933	(28,930)	(1,147,798)
Accumulated other comprehensive income (loss)	(3,733)	(1,754)	37	(5,450)
Total Apollo Global Management, LLC shareholders’ equity	724,808	27,179	(28,893)	723,094
Non-Controlling Interests in consolidated entities	6,234	109,199	(20,933)	94,500
Non-Controlling Interests in Apollo Operating Group	793,271	—	—	793,271
Total Shareholders’ Equity	1,524,313	136,378	(49,826)	1,610,865
Total Liabilities and Shareholders’ Equity	$4,509,002	$1,077,347	$(96,134)	$5,490,215

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of December 31, 2015
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$612,505	$—	$—	$612,505
Cash and cash equivalents held at consolidated funds	—	4,817	—	4,817
Restricted cash	5,700	—	—	5,700
Investments	1,223,407	28,547	(97,205)	1,154,749
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	56,793	—	56,793
Investments, at fair value	—	910,858	(292)	910,566
Other assets	—	63,413	—	63,413
Carried interest receivable	643,907	—	—	643,907
Due from related parties	248,972	—	(1,137)	247,835
Deferred tax assets	646,207	—	—	646,207
Other assets	93,452	2,636	(244)	95,844
Goodwill	88,852	—	—	88,852
Intangible assets, net	28,620	—	—	28,620
Total Assets	$3,591,622	$1,067,064	$(98,878)	$4,559,808
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$92,012	$—	$—	$92,012
Accrued compensation and benefits	54,836	—	—	54,836
Deferred revenue	177,875	—	—	177,875
Due to related parties	594,536	—	—	594,536
Profit sharing payable	295,674	—	—	295,674
Debt	1,025,255	—	—	1,025,255
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	843,584	(42,314)	801,270
Other liabilities	—	86,226	(244)	85,982
Due to related parties	—	1,137	(1,137)	—
Other liabilities	38,750	4,637	—	43,387
Total Liabilities	2,278,938	935,584	(43,695)	3,170,827

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Additional paid in capital	2,005,509	—	—	2,005,509
Accumulated deficit	(1,348,386)	34,468	(34,466)	(1,348,384)
Accumulated other comprehensive income (loss)	(5,171)	(2,496)	47	(7,620)
Total Apollo Global Management, LLC shareholders’ equity	651,952	31,972	(34,419)	649,505
Non-Controlling Interests in consolidated entities	7,817	99,508	(20,764)	86,561
Non-Controlling Interests in Apollo Operating Group	652,915	—	—	652,915
Total Shareholders’ Equity	1,312,684	131,480	(55,183)	1,388,981
Total Liabilities and Shareholders’ Equity	$3,591,622	$1,067,064	$(98,878)	$4,559,808

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in private equity, credit and real estate with significant distressed expertise and a flexible mandate in the majority of our funds which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for 30 years and lead a team of 974 employees, including 370 investment professionals, as of September 30, 2016.
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
As of September 30, 2016, we had total AUM of $188.6 billion across all of our businesses. More than 90% of our total AUM was in funds with a contractual life at inception of seven years or more, and 46% of such AUM was in permanent capital vehicles. On December 31, 2013, Fund VIII held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of September 30, 2016, Fund VIII had $8.8 billion of uncalled commitments remaining. Additionally, Fund VII held a final closing in December 2008, raising a total of $14.7 billion, and as of September 30, 2016, Fund VII had $2.5 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 25%

net IRR on a compound annual basis from inception through September 30, 2016. Apollo’s private equity fund appreciation was 2.6% and 7.3% for the three and nine months ended September 30, 2016, respectively.
For our credit segment, total gross and net returns, excluding assets managed by Athene Asset Management that are not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo, were 3.9% and 3.5%, respectively, for the three months ended September 30, 2016 and 9.0% and 7.9%, respectively, for the nine months ended September 30, 2016.
For our real estate segment, total gross and net returns for AGRE U.S. Real Estate Fund, L.P. (“U.S. RE Fund I”) including co-investment capital were 1.4% and 1.3%, respectively, for the three months ended September 30, 2016 and 6.0% and 5.0%, respectively, for the nine months ended September 30, 2016.
For further detail related to fund performance metrics across all of our businesses, see “—The Historical Investment Performance of Our Funds.”
Holding Company Structure
The diagram below depicts our current organizational structure:

Managing Partners
BRH Holdings GP, Ltd. (Class B Share)(2)(5)
100% of LP Units
GP
BRH Holdings, L.P.(3)
60.53% of Total Voting Power
Class A Shareholders (Class A Shares)(1)
AGM Management, LLC(5) (Our Manager)
GP
89.29% of LP Units
10.71% of LP Units
Contributing Partners
AP Professional Holdings, L.P. (53.74% of Apollo Operating Group Units)(4)
39.47% of Total Voting Power
53.74% of the LP Units of Each Apollo Operating Group Entity
Apollo Global Management, LLC
(46.26% of Apollo Operating Group Units)(6)
Intermediate Holding Companies
100%
100%
100%
100%
100%
APO Asset Co., LLC
APO (FC), LLC
APO UK (FC), Limited
APO (FC II), LLC
APO Corp.
46.26% of the LP units of certain Apollo Operating Group Entities
46.26% of the LP units of certain Apollo Operating Group Entities
46.26% of the LP units of certain Apollo Operating Group Entities
46.26% of the LP units of certain Apollo Operating Group Entities
46.26% of the LP units of certain Apollo Operating Group Entities
Apollo Operating Group

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of the date of the filing of this Quarterly Report on Form 10-Q.

(1)
The Strategic Investors hold 24.26% of the Class A shares outstanding and 11.22% of the economic interests in the Apollo Operating Group. The Class A shares held by investors other than the Strategic Investors represent 39.47% of the total voting power of our shares entitled to vote and 35.04% of the economic interests in the Apollo Operating Group. Class A shares held by the Strategic Investors do not have voting rights. However, such Class A shares will become entitled to vote upon transfers by a Strategic Investor in accordance with the agreements entered into in connection with the investments made by the Strategic Investors.

(2)
Our Managing Partners own BRH Holdings GP, Ltd., which in turn holds our only outstanding Class B share. The Class B share represents 60.53% of the total voting power of our shares entitled to vote but no economic interest in Apollo Global Management, LLC. Our Managing Partners’ economic interests are instead represented by their indirect beneficial ownership, through Holdings, of 47.99% of the limited partner interests in the Apollo Operating Group.

(3)	Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles, limited partner interests in Holdings.

(4)
Holdings owns 53.74% of the limited partner interests in each Apollo Operating Group entity. The AOG Units held by Holdings are exchangeable for Class A shares. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 47.99%

of the AOG Units. Our Contributing Partners, through their ownership interests in Holdings, beneficially own 5.75% of the AOG Units.

(5)	BRH Holdings GP, Ltd. is the sole member of AGM Management, LLC, our manager. The management of Apollo Global Management, LLC is vested in our manager as provided in our operating agreement.

(6)
Represents 46.26% of the limited partner interests in each Apollo Operating Group entity, held through the Intermediate Holding Companies. Apollo Global Management, LLC, also indirectly owns 100% of the general partner interests in each Apollo Operating Group entity.

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
In the U.S., the S&P 500 Index rose by 3.3% in the third quarter of 2016, following an increase of 1.9% in the second quarter of 2016. Outside the U.S., global equity markets rose during the third quarter of 2016. The MSCI All Country World ex USA Index rose 6.7% following a slight decline of 0.8% in the second quarter of 2016.
Conditions in the credit markets also have a significant impact on our business. Credit markets generally rose in the third quarter of 2016, with the BofAML HY Master II Index increasing 5.5% and the S&P/LSTA Leveraged Loan Index increasing 3.1%. Benchmark interest rates increased slightly in the third quarter as investors expect central banks to raise interest rates given stronger global growth. The U.S. 10-year Treasury yield rose 11 basis points in the third quarter to finish the quarter at 1.6%.
Foreign exchange rates can impact the valuations of our funds’ investments that are denominated in currencies other than the U.S. dollar. Relative to the U.S. dollar, the Euro appreciated 1.2% in the third quarter of 2016, after depreciating 2.4% in the second quarter of 2016, while the British pound depreciated 2.5% in the third quarter of 2016, after depreciating by 7.3% in the second quarter of 2016. Commodities were generally mixed in the third quarter of 2016. The price of crude oil declined slightly during the third quarter, compared to a significant increase of 26.1% during the second quarter of 2016.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 2.9% in the third quarter of 2016, compared to a 1.4% increase in the second quarter of 2016. As of October 2016, The International Monetary Fund estimated that the U.S. economy will expand by 1.6% in 2016 and by 2.2% in 2017. Additionally, the U.S. unemployment rate stood at 5.0% as of September 30, 2016, slightly above the 4.9% rate as of June 30, 2016.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its fund investors by focusing on opportunities that management believes are often overlooked by other investors. As such, Apollo’s integrated investment platform deployed $4.3 billion and $16.5 billion of capital through the funds it manages during the third quarter and the 12 months ended September 30, 2016, respectively. We believe Apollo’s expertise in credit and its focus on nine core industry sectors, combined with more than 26 years of investment experience, has allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors include chemicals, manufacturing and industrial, natural resources, consumer and retail, consumer services, business services, financial services, leisure, and media and telecom and technology. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods.
In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to launch new products and pursue attractive strategic growth opportunities. As such, Apollo had $7.2 billion and $40.4 billion of capital inflows during the third quarter and the 12 months ended September 30, 2016, respectively. While Apollo continues to attract capital inflows, it also continues to generate realizations for fund investors. Apollo returned $1.2 billion and $5.6 billion of capital and realized gains to the investors in the funds it manages during the third quarter and the 12 months ended September 30, 2016, respectively.

Managing Business Performance
We believe that the presentation of Economic Income (Loss), or EI, supplements a reader’s understanding of the economic operating performance of each of our segments.
Economic Income (Loss)
EI has certain limitations in that it does not take into account certain items included under U.S. GAAP. EI represents segment income (loss) before income tax (provision) benefit excluding transaction-related charges arising from the 2007 private placement and any acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. In addition, segment data excludes non-cash revenue and expense related to equity awards granted by unconsolidated related parties to employees of the Company, compensation and administrative related expense reimbursements from unconsolidated related parties, as well as the assets, liabilities and operating results of the funds and VIEs that are included in the condensed consolidated financial statements. We believe the exclusion of the non-cash charges related to the 2007 Reorganization for equity-based compensation provides investors with a meaningful indication of our performance because these charges relate to the equity portion of our capital structure and not our core operating performance. Economic Net Income (Loss) represents EI adjusted to reflect income tax (provision) benefit on EI that has been calculated assuming that all income is allocated to Apollo Global Management, LLC, which would occur following an exchange of all AOG Units for Class A shares of Apollo Global Management, LLC. The economic assumptions and methodologies that impact the implied income tax (provision) benefit are similar to those methodologies and certain assumptions used in calculating the income tax (provision) benefit for Apollo’s condensed consolidated statements of operations under U.S. GAAP.
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

Economic Income (Loss) for the three and nine months ended September 30, 2015 includes a recast of salary, bonus and benefits due to management’s change in allocation methodology among the segments in the current period. All prior periods have been recast to conform to the current presentation. The impact to the combined segments total Economic Income (Loss) for all periods was zero. The impact of this change to EI for each segment is reflected in note 14 to the condensed consolidated financial statements.
Distributable Earnings
Distributable Earnings (“DE”), as well as DE After Taxes and Related Payables are derived from our segment reported results, and are supplemental non-U.S. GAAP measures to assess performance and the amount of earnings available for distribution to Class A shareholders, holders of RSUs that participate in distributions and holders of AOG Units. DE represents the amount of net realized earnings without the effects of the consolidation of any of the related funds. DE, which is a component of EI, is the sum across all segments of (i) total management fees and advisory and transaction fees, excluding monitoring fees received from Athene based on its capital and surplus (as defined in Apollo’s transaction advisory services agreement with Athene), (ii) other income (loss), excluding the gains (losses) arising from the reversal of a portion of the tax receivable agreement liability (iii) realized carried interest income, and (iv) realized investment income, less (x) compensation expense, excluding the expense related to equity-based awards, (y) realized profit sharing expense, and (z) non-compensation expenses, excluding depreciation and amortization expense. DE After Taxes and Related Payables represents DE less estimated current corporate, local and non-U.S. taxes as well as the payable under Apollo’s tax receivable agreement. A reconciliation of DE and EI to their most directly comparable U.S. GAAP measure of income (loss) before income tax (provision) benefit can be found in “—Summary of Non-U.S. GAAP Measures”.
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

Assets Under Management
The table below presents Fee-Generating and Non-Fee-Generating AUM by segment as of September 30, 2016 and 2015 and December 31, 2015:

	As of September 30, 2016
	Private Equity	Credit	Real Estate	Total
	(in millions)
Fee-Generating	$30,630	$110,123	$7,916	$148,669
Non-Fee-Generating	11,551	25,273	3,143	39,967
Total Assets Under Management	$42,181	$135,396	$11,059	$188,636

	As of September 30, 2015
	Private Equity	Credit	Real Estate	Total
	(in millions)
Fee-Generating	$29,300	$94,666	$7,102	$131,068
Non-Fee-Generating	8,956	18,115	3,680	30,751
Total Assets Under Management	$38,256	$112,781	$10,782	$161,819

	As of December 31, 2015
	Private Equity	Credit	Real Estate	Total
	(in millions)
Fee-Generating	$29,258	$101,522	$7,317	$138,097
Non-Fee-Generating	8,244	19,839	3,943	32,026
Total Assets Under Management	$37,502	$121,361	$11,260	$170,123
The table below presents AUM with Future Management Fee Potential, which is a component of Non-Fee-Generating AUM, for each of Apollo’s three segments as of September 30, 2016 and 2015 and December 31, 2015.

	As of September 30, 2016	As of September 30, 2015	As of December 31, 2015
	(in millions)
Private Equity	$2,148	$2,017	$2,093
Credit	7,818	7,594	5,763
Real Estate	927	764	986
Total AUM with Future Management Fee Potential	$10,893	$10,375	$8,842
The following table presents the components of Carry-Eligible AUM for each of Apollo’s three segments as of September 30, 2016 and 2015 and December 31, 2015:

	As of September 30, 2016
	Private Equity	Credit	Real Estate	Total
	(in millions)
Carry-Generating AUM	$19,063	$31,648	$697	$51,408
AUM Not Currently Generating Carry	1,225	7,852	509	9,586
Uninvested Carry-Eligible AUM	13,945	8,549	1,251	23,745
Total Carry-Eligible AUM	$34,233	$48,049	$2,457	$84,739

	As of September 30, 2015
	Private Equity	Credit	Real Estate	Total
	(in millions)
Carry-Generating AUM	$10,302	$17,211	$553	$28,066
AUM Not Currently Generating Carry	5,239	18,759	829	24,827
Uninvested Carry-Eligible AUM	17,707	9,849	1,019	28,575
Total Carry-Eligible AUM	$33,248	$45,819	$2,401	$81,468

	As of December 31, 2015
	Private Equity	Credit	Real Estate	Total
	(in millions)
Carry-Generating AUM	$9,461	$16,923	$516	$26,900
AUM Not Currently Generating Carry	6,793	21,583	865	29,241
Uninvested Carry-Eligible AUM	16,528	8,701	1,059	26,288
Total Carry-Eligible AUM	$32,782	$47,207	$2,440	$82,429
The following table presents AUM Not Currently Generating Carry for funds that have commenced investing capital for more than 24 months as of September 30, 2016 and the corresponding appreciation required to reach the preferred return or high watermark in order to generate carried interest:

Category / Fund	Invested AUM Not Currently Generating Carry	Investment Period Active > 24 Months	Appreciation Required to Achieve Carry(1)
	(in millions)
Private Equity:
ANRP I	$868	$868	6%
Other PE	357	186	39%
Total Private Equity	1,225	1,054	12%
Credit:
Drawdown	4,355	4,165	26%
Liquid/Performing	3,497	1,785	< 250bps
		—	250-500bps
		833	> 500bps
Total Credit	7,852	6,783	19%
Real Estate:
Total Real Estate	509	376	> 500bps
Total	$9,586	$8,213

(1)
All investors in a given fund are considered in aggregate when calculating the appreciation required to achieve carry presented above. Appreciation required to achieve carry may vary by individual investor.

The components of Fee-Generating AUM by segment as of September 30, 2016 and 2015 and December 31, 2015 are presented below:

	As of September 30, 2016
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$21,682		$6,425	$724	$28,831
Fee-Generating AUM based on invested capital	8,137		4,302	4,205	16,644
Fee-Generating AUM based on gross/adjusted assets	293		88,606	2,910	91,809
Fee-Generating AUM based on NAV	518		10,790	77	11,385
Total Fee-Generating AUM	$30,630	(1)	$110,123	$7,916	$148,669

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at September 30, 2016 was 68 months.

	As of September 30, 2015
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$19,954		$5,817	$338	$26,109
Fee-Generating AUM based on invested capital	8,691		3,452	4,277	16,420
Fee-Generating AUM based on gross/adjusted assets	425		77,183	2,387	79,995
Fee-Generating AUM based on NAV	230		8,214	100	8,544
Total Fee-Generating AUM	$29,300	(1)	$94,666	$7,102	$131,068

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at September 30, 2015 was 69 months.

	As of December 31, 2015
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$20,315		$5,787	$376	$26,478
Fee-Generating AUM based on invested capital	8,094		3,860	4,180	16,134
Fee-Generating AUM based on gross/adjusted assets	506		83,728	2,671	86,905
Fee-Generating AUM based on NAV	343		8,147	90	8,580
Total Fee-Generating AUM	$29,258	(1)	$101,522	$7,317	$138,097

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2015 was 73 months.
The following table presents total AUM and Fee-Generating AUM amounts for our private equity segment:

	Total AUM			Fee-Generating AUM
	As of September 30,		As of December 31,	As of September 30,		As of December 31,
	2016	2015	2015	2016	2015	2015
	(in millions)
Traditional Private Equity Funds	$30,227	$31,927	$30,665	$24,634	$25,365	$24,826
Natural Resources	4,822	2,563	2,909	4,046	1,967	2,436
Other(1)	7,132	3,766	3,928	1,950	1,968	1,996
Total	$42,181	$38,256	$37,502	$30,630	$29,300	$29,258

(1)	Includes co-investments contributed to Athene by AAA through its investment in AAA Investments as discussed in note 12 of the condensed consolidated financial statements.

The following table presents total AUM and Fee-Generating AUM amounts for our credit segment by category type:

	Total AUM			Fee-Generating AUM
	As of September 30,		As of December 31,	As of September 30,		As of December 31,
	2016	2015	2015	2016	2015	2015
	(in millions)
Liquid/Performing	$36,733	$34,982	$37,242	$32,570	$30,553	$30,603
Drawdown	20,954	19,700	19,112	12,122	10,857	11,130
Permanent capital vehicles ex Athene Non-Sub-Advised(1)	11,866	12,536	15,058	10,699	7,693	9,840
Athene Non-Sub-Advised(1)	56,532	45,563	49,949	54,732	45,563	49,949
Advisory(2)	9,311	—	—	—	—	—
Total	$135,396	$112,781	$121,361	$110,123	$94,666	$101,522

(1)
Athene Non-Sub-Advised reflects total Athene-related AUM of $71.8 billion less $15.3 billion of assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo. Athene Non-Sub-Advised includes $5.0 billion of Athene AUM for which AAME, a subsidiary of Apollo, provides investment advisory services.

(2)	Advisory refers to certain assets advised by AAME.
The following table presents the Athene assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo:

	Total AUM
	As of September 30,		As of December 31,
	2016	2015	2015
	(in millions)
Private Equity	$894	$833	$956
Credit
Liquid/Performing	9,356	9,016	8,998
Drawdown	1,053	902	863
Total Credit	10,409	9,918	9,861
Real Estate
Debt	3,545	3,460	3,426
Equity	434	382	340
Total Real Estate	3,979	3,842	3,766
Total	$15,282	$14,593	$14,583
The following table presents total AUM and Fee-Generating AUM amounts for our real estate segment:

	Total AUM			Fee-Generating AUM
	As of September 30,		As of December 31,	As of September 30,		As of December 31,
	2016	2015	2015	2016	2015	2015
	(in millions)
Debt	$7,875	$7,381	$7,737	$6,160	$5,266	$5,477
Equity	3,184	3,401	3,523	1,756	1,836	1,840
Total	$11,059	$10,782	$11,260	$7,916	$7,102	$7,317

The following tables summarize changes in total AUM for each of Apollo’s three segments for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,
	2016				2015
	Private Equity	Credit	Real Estate	Total	Private Equity	Credit	Real Estate	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$41,181	$133,884	$11,201	$186,266	$39,264	$112,680	$10,554	$162,498
Inflows	1,448	4,913	820	7,181	1,112	1,697	480	3,289
Outflows(2)	(651)	(4,292)	(505)	(5,448)	(163)	(973)	(51)	(1,187)
Net Flows	797	621	315	1,733	949	724	429	2,102
Realizations	(150)	(452)	(611)	(1,213)	(1,098)	(520)	(286)	(1,904)
Market Activity(3)(4)	353	1,343	154	1,850	(859)	(103)	85	(877)
End of Period	$42,181	$135,396	$11,059	$188,636	$38,256	$112,781	$10,782	$161,819

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

(2)	Outflows for Total AUM include redemptions of $325.3 million and $31.4 million during the three months ended September 30, 2016 and 2015, respectively.

(3)	Includes foreign exchange impacts of $17.1 million, $173.3 million and $(11.1) million for private equity, credit and real estate, respectively, during the three months ended September 30, 2016.

(4)	Includes foreign exchange impacts of $(55.5) million, $16.6 million and $(17.7) million for private equity, credit and real estate, respectively, during the three months ended September 30, 2015.

	For the Nine Months Ended September 30,
	2016				2015
	Private Equity	Credit	Real Estate	Total	Private Equity	Credit	Real Estate	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$37,502	$121,361	$11,260	$170,123	$41,299	$108,959	$9,538	$159,796
Inflows	5,005	21,071	2,047	28,123	1,523	7,436	2,436	11,395
Outflows(2)	(1,100)	(8,619)	(505)	(10,224)	(783)	(2,557)	(71)	(3,411)
Net Flows	3,905	12,452	1,542	17,899	740	4,879	2,365	7,984
Realizations	(512)	(1,226)	(1,956)	(3,694)	(3,723)	(1,653)	(1,299)	(6,675)
Market Activity(3)(4)	1,286	2,809	213	4,308	(60)	596	178	714
End of Period	$42,181	$135,396	$11,059	$188,636	$38,256	$112,781	$10,782	$161,819

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

(2)	Outflows for Total AUM include redemptions of $1,190.9 million and $468.8 million during the nine months ended September 30, 2016 and 2015, respectively.

(3)	Includes foreign exchange impacts of $58.3 million, $318.8 million and $(91.5) million for private equity, credit and real estate, respectively, during the nine months ended September 30, 2016.

(4)	Includes foreign exchange impacts of $(73.4) million, $(288.3) million and $(82.2) million for private equity, credit and real estate, respectively, during the nine months ended September 30, 2015.

Assets Under Management

Total AUM was $188.6 billion at September 30, 2016, an increase of $2.3 billion, or 1.2%, compared to $186.3 billion at June 30, 2016. The net increase was primarily due to:

Net flows of $1.7 billion primarily related to:

•
a $0.8 billion increase related to funds we manage in the private equity segment consisting of subscriptions attributable to ANRP II of $1.1 billion and co-investments for a Fund VIII transaction of $0.3 billion, and net segment transfers of $0.2 billion, offset by a decrease in leverage of $0.6 billion;

•
a $0.6 billion increase related to funds we manage in the credit segment primarily consisting of an increase in AUM relating to Athene of $3.5 billion and subscriptions of $1.1 billion, offset by a decrease in leverage of $2.9 billion primarily resulting from the ARI/AMTG transaction, net segment transfers of $0.8 billion and redemptions of $0.3 billion; and

•
a $0.3 billion increase related to funds we manage in the real estate segment primarily consisting of net segment transfers of $0.6 billion primarily resulting from the ARI/AMTG transaction, and subscriptions of $0.2 billion, offset by a decrease in leverage of $0.5 billion.

Market activity of $1.9 billion primarily related to $1.3 billion and $0.4 billion of appreciation in the funds we manage in the credit and private equity segments, respectively.

Offsetting these increases were:

Realizations of $1.2 billion primarily related to:

•
$0.6 billion related to funds we manage in the real estate segment primarily consisting of distributions of $0.3 billion from our real estate equity funds and $0.3 billion from our real estate debt funds;

•	$0.5 billion related to funds we manage in the credit segment primarily consisting of distributions of $0.2 billion from our drawdown funds and $0.2 billion from our liquid/performing funds; and

•	$0.2 billion related to funds we manage in the private equity segment primarily consisting of distributions of $0.1 billion from our traditional private equity funds.

Total AUM was $188.6 billion at September 30, 2016, an increase of $18.5 billion, or 10.9%, compared to $170.1 billion at December 31, 2015. The net increase was primarily due to:

Net flows of $17.9 billion primarily related to:

•
a $12.5 billion increase related to funds we manage in the credit segment primarily consisting of $7.9 billion of acquisitions primarily attributable to advisory mandates for AAME, subscriptions of $4.5 billion and an increase in AUM relating to Athene of $6.9 billion, offset by a decrease in leverage of $5.5 billion, redemptions of $1.2 billion and net segment transfers of $1.3 billion;

•
a $3.9 billion increase related to funds we manage in the private equity segment consisting of subscriptions attributable to co-investments for Fund VIII transactions of $2.7 billion and ANRP II of $1.5 billion; and

•
a $1.5 billion increase related to funds we manage in the real estate segment primarily consisting of subscriptions of $0.7 billion and net segment transfers of $1.1 billion, offset by a decrease in leverage of $0.3 billion.

Market activity of $4.3 billion primarily related to $2.8 billion and $1.3 billion of appreciation in the funds we manage in the credit and private equity segments, respectively.

Offsetting these increases were:

Realizations of $3.7 billion primarily related to:

•
$2.0 billion related to funds we manage in the real estate segment primarily consisting of distributions of $1.1 billion from our real estate debt funds and $0.9 billion from our real estate equity funds;

•	$1.2 billion related to funds we manage in the credit segment primarily consisting of distributions of $0.6 billion and $0.5 billion in drawdown funds and liquid/performing funds, respectively; and

•
$0.5 billion related to funds we manage in the private equity segment primarily consisting of distributions of $0.4 billion and $0.1 billion in our traditional private equity funds and co-investment vehicles, respectively.

The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three segments for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,
	2016				2015
	Private Equity	Credit	Real Estate	Total	Private Equity	Credit	Real Estate	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$29,530	$108,774	$7,124	$145,428	$28,468	$92,667	$7,154	$128,289
Inflows	1,221	3,220	986	5,427	1,582	2,573	211	4,366
Outflows(2)	(112)	(2,215)	—	(2,327)	(696)	(449)	—	(1,145)
Net Flows	1,109	1,005	986	3,100	886	2,124	211	3,221
Realizations	—	(326)	(250)	(576)	(49)	(404)	(304)	(757)
Market Activity(3)	(9)	670	56	717	(5)	279	41	315
End of Period	$30,630	$110,123	$7,916	$148,669	$29,300	$94,666	$7,102	$131,068

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

(2)	Outflows for Fee-Generating AUM include redemptions of $359.9 million and $31.2 million during the three months ended September 30, 2016 and 2015, respectively.

(3)
Includes foreign exchange impacts of $75.3 million and $(11.9) million for credit and real estate, respectively, during the three months ended September 30, 2016, and foreign exchange impacts of $7.9 million and $(15.6) million for credit and real estate, respectively, during the three months ended September 30, 2015.

	For the Nine Months Ended September 30,
	2016				2015
	Private Equity	Credit	Real Estate	Total	Private Equity	Credit	Real Estate	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$29,258	$101,522	$7,317	$138,097	$30,285	$92,192	$6,237	$128,714
Inflows	1,914	11,841	1,799	15,554	1,583	5,999	1,951	9,533
Outflows(2)	(416)	(3,589)	(46)	(4,051)	(785)	(3,023)	(111)	(3,919)
Net Flows	1,498	8,252	1,753	11,503	798	2,976	1,840	5,614
Realizations	(77)	(762)	(1,191)	(2,030)	(1,781)	(1,359)	(1,016)	(4,156)
Market Activity(3)	(49)	1,111	37	1,099	(2)	857	41	896
End of Period	$30,630	$110,123	$7,916	$148,669	$29,300	$94,666	$7,102	$131,068

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

(2)	Outflows for Fee-Generating AUM include redemptions of $944.6 million and $441.4 million during the nine months ended September 30, 2016 and 2015, respectively.

(3)
Includes foreign exchange impacts of $209.2 million and $(30.6) million for credit and real estate, respectively, during the nine months ended September 30, 2016, and foreign exchange impacts of $(235.6) million and $(39.5) million for credit and real estate, respectively, during the nine months ended September 30, 2015.

Total Fee-Generating AUM was $148.7 billion at September 30, 2016, an increase of $3.3 billion or 2.3%, compared to $145.4 billion at June 30, 2016. The net increase was primarily due to:

Net flows of $3.1 billion primarily related to:

•	a $1.1 billion increase related to funds we manage in the private equity segment primarily consisting of subscriptions attributable to ANRP II of $1.1 billion;

•
a $1.0 billion increase related to funds we manage in the credit segment primarily consisting of a $1.7 billion increase in AUM relating to Athene Holding, subscriptions of $0.8 billion and fee-generating capital deployment of $0.8 billion. This was offset by a decrease in leverage of $0.8 billion, $0.6 billion of net segment transfers, fee-generating capital reduction resulting from the ARI/AMTG transaction of $0.2 billion and redemptions of $0.2 billion; and

•
a $1.0 billion increase related to funds we manage in the real estate segment primarily consisting of $0.6 billion of net segment transfers primarily resulting from the ARI/AMTG transaction and subscriptions of $0.2 billion.

Market activity of $0.7 billion primarily related to appreciation in the funds we manage in the credit segment.

Offsetting these increases were:

Realizations of $0.6 billion primarily related to:

•
$0.3 billion related to funds we manage in the credit segment primarily driven by distributions of $0.2 billion from our liquid/performing funds, including returns to CLO investors, and distributions of $0.1 billion from our drawdown funds; and

•	$0.3 billion related to funds we manage in the real estate segment primarily driven by distributions of $0.2 billion from our real estate debt funds.

Total Fee-Generating AUM was $148.7 billion at September 30, 2016, an increase of $10.6 billion or 7.7%, compared to $138.1 billion at December 31, 2015. The net increase was primarily due to:

Net flows of $11.5 billion primarily related to:

•
an $8.3 billion increase related to funds we manage in the credit segment primarily consisting of a $5.1 billion increase in AUM relating to Athene Holding, subscriptions of $2.4 billion, $1.0 billion in new equity and origination at MidCap, and fee-generating capital deployment of $1.4 billion. This was partially offset by $0.9 billion of redemptions and $0.8 billion of net segment transfers; and

•	a $1.8 billion increase related to funds we manage in the real estate segment primarily consisting of subscriptions of $0.4 billion and net segment transfers of $1.0 billion.

Market activity of $1.1 billion primarily related to appreciation in the funds we manage in the credit segment.

Offsetting these increases were:

Realizations of $2.0 billion primarily related to:

•
$1.2 billion related to funds we manage in the real estate segment primarily driven by distributions of $0.8 billion from our real estate debt funds and $0.4 billion from our real estate equity funds; and

•
$0.8 billion related to funds we manage in the credit segment primarily driven by certain of our liquid/performing funds, including returns to CLO investors, and distributions of $0.2 billion from permanent capital vehicles.

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
Capital Deployed
The following table summarizes by segment the capital deployed for funds and SIAs with a defined maturity date and certain funds and SIAs in Apollo’s real estate debt strategy during the specified reporting periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)		(in millions)
Private Equity	$3,048	$1,449	$8,187	$3,360
Credit	729	1,826	2,686	3,941
Real Estate(1)	567	640	1,550	1,728
Total capital deployed	$4,344	$3,915	$12,423	$9,029

(1)
Included in capital deployed is $498 million and $1,405 million for the three and nine months ended September 30, 2016, respectively, and $569 million and $1,561 million for the three and nine months ended September 30, 2015, respectively, related to funds in Apollo’s real estate debt strategy.

Uncalled Commitments
The following table summarizes the uncalled commitments by segment during the specified reporting periods:

	As of September 30, 2016	As of December 31, 2015
	(in millions)
Private Equity	$16,719	$19,487
Credit	8,887	8,557
Real Estate	1,507	984
Total uncalled commitments(1)	$27,113	$29,028

(1)
As of September 30, 2016 and December 31, 2015, $24.4 billion and $26.1 billion, respectively, represented the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of our funds.

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
Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund IV generated a 12% gross IRR and a 9% net IRR since its inception through September 30, 2016, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through September 30, 2016. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares” in the 2015 Annual Report.

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

All amounts are as of September 30, 2016, unless otherwise noted:

									As of September 30, 2016
($ in millions)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital(1)	Realized Value(1)	Remaining Cost(1)	Unrealized Value(1)	Total Value(1)	Gross IRR(1)		Net IRR(1)
Private Equity:
Fund VIII	2013	$19,933	$18,377	$9,481	$806	$8,792	$10,741	$11,547	27%		13%
Fund VII	2008	6,600	14,677	15,945	28,890	3,826	4,009	32,899	35		26
Fund VI	2006	3,292	10,136	12,457	17,961	3,545	2,661	20,622	12		9
Fund V	2001	365	3,742	5,192	12,681	154	107	12,788	61		44
Fund I, II, III, IV and MIA(3)	Various	37	7,320	8,753	17,400	—	23	17,423	39		26
Traditional Private Equity Funds(4)		$30,227	$54,252	$51,828	$77,738	$16,317	$17,541	$95,279	39%		25%
AION	2013	724	826	324	93	264	252	345	6%		(8)%
ANRP I	2012	1,400	1,323	998	225	846	1,028	1,253	11		6
ANRP II	2016	3,422	3,354	518	87	462	606	693	NM	(2)	NM	(2)
Total Private Equity(9)		$35,773	$59,755	$53,668	$78,143	$17,889	$19,427	$97,570
Credit:
Credit Opportunity Funds
COF III	2014	$3,130	$3,426	$3,889	$1,081	$2,571	$2,305	$3,386	(5)%		(6)%
COF I and II	2008	457	3,068	3,787	7,372	137	161	7,533	23		20
European Principal Finance Funds
EPF II(5)	2012	4,137	3,438	3,465	1,375	2,089	3,221	4,596	20		11
EPF I(5)	2007	305	1,450	1,906	3,134	—	70	3,204	23		17
Structured Credit Funds
FCI II	2013	2,517	1,555	1,884	490	1,625	2,039	2,529	19		15
FCI	2012	1,043	559	1,194	789	790	834	1,623	16		13
SCRF III (12)	2015	1,086	1,238	1,423	461	786	1,206	1,667	17		14
SCRF I and II12)	Various	13	222	707	872	8	14	886	27		21
Other Drawdown Funds & SIAs(6)	Various	6,195	8,184	6,975	7,055	1,972	1,771	8,826	9		6
Total Credit(10)		$18,883	$23,140	$25,230	$22,629	$9,978	$11,621	$34,250
Real Estate:
U.S. RE Fund II(7)	2016	$649	$651	$402	$62	$378	$396	$458	NM	(2)	NM	(2)
U.S. RE Fund I(7)	2012	526	651	627	560	288	346	906	17%		13%
AGRE Debt Fund I(13)	2011	819	1,803	1,729	1,146	802	742	1,888	7		6
CPI Funds(8)	Various	677	4,996	2,527	2,567	359	114	2,681	15		12
Total Real Estate(11)		$2,671	$8,101	$5,285	$4,335	$1,827	$1,598	$5,933

(1)	Refer to the definitions of Vintage Year, Total Invested Capital, Realized Value, Remaining Cost, Unrealized Value, Total Value, Gross IRR and Net IRR described elsewhere in this report.

(2)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

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

(4)	Total IRR is calculated based on total cash flows for all funds presented.

(5)	Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.12 as of September 30, 2016.

(6)
Amounts presented have been aggregated for (i) drawdown funds with AUM greater than $500 million that do not form part of a flagship series of funds and (ii) SIAs with AUM greater than $200 million that do not predominantly invest in other Apollo funds or SIAs. Certain SIAs’ historical figures are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.12 as of September 30, 2016. Additionally, certain SIAs totaling $1.8 billion of AUM have been excluded from Total Invested Capital, Realized Value, Remaining Cost, Unrealized Value and Total Value. These SIAs have an open ended life and a significant turnover in their portfolio assets due to the ability to recycle capital. These SIAs had $9.0 billion of Total Invested Capital through September 30, 2016.

(7)
U.S. RE Fund I and U.S. RE Fund II, closed-end private investment funds, had $150 million and $178 million of co-investment commitments raised as of September 30, 2016, respectively, which are included in the figures in the table. A co-invest entity within U.S. RE Fund I is denominated in GBP and translated into U.S. dollars at an exchange rate of £1.00 to $1.30 as of September 30, 2016.

(8)
As part of the acquisition of Citi Property Investors (“CPI”), Apollo acquired general partner interests in fully invested funds. CPI Funds refers to CPI Capital Partners North America, CPI Capital Partners Asia Pacific, CPI Capital Partners Europe and other CPI funds or individual investments of which Apollo is not the general partner or manager and only receives fees pursuant to either a sub-advisory agreement or an investment management and administrative agreement. For CPI Capital Partners North America, CPI Capital Partners Asia Pacific and CPI Capital Partners Europe, the gross and net IRRs are presented in the investment record table since acquisition on November 12, 2010. The aggregate net IRR for these funds from their inception to September 30, 2016 was (1)%. This net IRR was primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo only became the general partner or manager of these funds upon completing the acquisition on November 12, 2010.

(9)
Certain private equity co-investment vehicles and funds with AUM less than $500 million have been excluded. These co-investment vehicles and funds had $6.4 billion of aggregate AUM as of September 30, 2016.

(10)	Certain credit funds and SIAs with AUM less than $500 million and $200 million, respectively, have been excluded. These funds and SIAs had $2.1 billion of aggregate AUM as of September 30, 2016.

(11)
Certain accounts owned by or related to Athene, certain co-investment vehicles and certain funds with AUM less than $500 million have been excluded. These accounts, co-investment vehicles and funds had $5.0 billion of aggregate AUM as of September 30, 2016.

(12)	Remaining cost for certain of our credit funds may include physical cash called, invested or reserved for certain levered investments.

(13)
The investors in this U.S. Dollar denominated fund have chosen to make contributions and receive distributions in the local currency of each underlying investment. As a result, Apollo has not entered into foreign currency hedges for this fund and the returns presented include the impact of foreign currency gains or losses. The investor’s gross and net IRR, before the impact of foreign currency gains or losses, from the fund’s inception to September 30, 2016 was 10% and 9%, respectively.

Private Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of September 30, 2016:

	Total Invested Capital	Total Value	Gross IRR
	(in millions)
Distressed for Control	$6,899	$18,066	29%
Non-Control Distressed	6,338	8,855	71
Total	13,237	26,921	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit(1)	38,591	68,358	22
Total	$51,828	$95,279	39%

(1)	Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

The following tables provide additional detail on the composition of the Fund VIII, Fund VII, Fund VI and Fund V private equity portfolios based on investment strategy. Amounts for Fund I, II, III and IV are included in the table above but not presented below as their remaining value is less than $100 million or the fund has been liquidated. All amounts are as of September 30, 2016:
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,283	$3,144
Opportunistic Buyouts	6,700	7,746
Distressed	498	657
Total	$9,481	$11,547
Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,299	$5,356
Opportunistic Buyouts	4,111	9,252
Distressed/Other Credit(2)	9,535	18,291
Total	$15,945	$32,899
Fund VI

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$3,216	$3,993
Opportunistic Buyouts	6,555	11,664
Distressed/Other Credit(2)	2,686	4,965
Total	$12,457	$20,622
Fund V

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$1,605	$4,958
Opportunistic Buyouts	2,165	5,333
Distressed	1,422	2,497
Total	$5,192	$12,788

(1)
Committed capital less unfunded capital commitments for Fund VIII and Fund VII was $9.6 billion and $13.8 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreement or other governing agreements.

(2)	The Distressed investment strategy includes distressed for control, non-control distressed and other credit.

During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through September 30, 2016), our private equity funds have invested $41.6 billion, of which $18.5 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII, VI and V was 5.6x, 6.1x, 7.7x and 6.6x, respectively, as of September 30, 2016, and actively investing funds may include committed investments not yet closed. Our average entry multiple for a private equity fund is the average of the total enterprise value over an applicable adjusted earnings before interest, taxes, depreciation and amortization which may incorporate certain adjustments based on the investment team’s estimate and we believe captures the true economics of our funds’ investments in portfolio companies.
Credit
The following table presents the AUM and gross and net returns information for Apollo’s credit segment by category type:

	As of September 30, 2016				Gross Returns(1)		Net Returns(1)
Category	AUM	Fee-Generating AUM	Carry-Eligible AUM	Carry-Generating AUM	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
	(in millions)
Liquid/Performing	$36,733	$32,570	$19,661	$15,009	3.6%	7.9%	3.4%	7.4%
Drawdown(2)	20,954	12,122	18,871	7,785	4.6	13.0	4.1	11.3
Permanent capital vehicles ex Athene Non-Sub-Advised(3)	11,866	10,699	9,517	8,854	4.4	6.7	3.4	3.9
Athene Non-Sub-Advised(3)	56,532	54,732	—	—	N/A	N/A	N/A	N/A
Advisory(4)	9,311	—	—	—	N/A	N/A	N/A	N/A
Total Credit	$135,396	$110,123	$48,049	$31,648	3.9%	9.0%	3.5%	7.9%

(1)
The gross and net returns for the three and nine months ended September 30, 2016 for total credit excludes assets managed by AAM that are not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo.

(2)
As of September 30, 2016, significant drawdown funds and SIAs had inception-to-date gross and net IRRs of 16.5% and 12.7%, respectively. Significant drawdown funds and SIAs include funds and SIAs with AUM greater than $200 million that do not predominantly invest in other Apollo funds or SIAs.

(3)
Athene Non-Sub-Advised reflects total Athene-related AUM of $71.8 billion less $15.3 billion of assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo. Athene Non-Sub-Advised includes $5.0 billion of Athene AUM for which AAME, a subsidiary of Apollo, provides investment advisory services.

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

			Net Returns
	Vintage Year	Total AUM	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Credit:		(in millions)
Hedge Funds(1)	Various	$5,936	3%	9%	(1)%	2%
CLOs(2)	Various	13,460	3	7	—	3
SIAs / Other	Various	17,337	4	8	(1)	2
Total		$36,733

(1)	Hedge Funds primarily includes Apollo Credit Strategies Master Fund Ltd., Apollo Credit Master Fund Ltd. and Apollo Credit Short Opportunities Fund.

(2)	CLO returns are calculated based on gross return on invested assets, which excludes cash.

Permanent Capital
The following table summarizes the investment record for our permanent capital vehicles by segment, excluding AAA, assets managed by Athene Asset Management and AAME:

			Total Returns(1)
	IPO Year(2)	Total AUM	For the Three Months Ended September 30, 2016		For the Nine Months Ended September 30, 2016		For the Three Months Ended September 30, 2015		For the Nine Months Ended September 30, 2015
Credit:		(in millions)
MidCap(3)	N/A	$6,665	NM	(4)	NM	(4)	NM	(4)	NM		(4)
AIF	2013	385	10%		20%		(6)%		(3	) %
AFT	2011	431	9		18		(10)		(1)
AINV(5)	2004	4,315	7		22		(20)		(19)
Real Estate:
ARI	2009	3,434	5%		3%		(2)%		4%
Total		$15,230

(1)
Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

(2)	An IPO year represents the year in which the vehicle commenced trading on a national securities exchange.

(3)	MidCap is not a publicly traded vehicle and therefore IPO year is not applicable.

(4)
Returns have not been presented as the permanent capital vehicle commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

(5)
All amounts are as of June 30, 2016, except for total returns. Refer to www.apolloic.com for the most recent financial information on AINV. The information contained on AINV’s website is not part of this report. Includes $1.4 billion of AUM related to a non-traded business development company sub-advised by Apollo. Total returns exclude performance of the non-traded business development company.

Athene and SIAs
As of September 30, 2016, Apollo managed or advised $71.8 billion of total AUM in accounts owned by or related to Athene, of which approximately $15.3 billion was either sub-advised by Apollo or invested in Apollo funds and investment vehicles managed by Apollo. Of the approximately $15.3 billion of AUM, the vast majority were in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities, and insurance-linked securities.
As of September 30, 2016, Apollo managed approximately $19 billion of total AUM in SIAs, which include certain SIAs in the investment record tables above and capital deployed from certain SIAs across Apollo’s private equity, credit and real estate funds.

Overview of Results of Operations
Revenues
Advisory and Transaction Fees from Related Parties, Net. As a result of providing advisory services with respect to actual and potential private equity, credit, and real estate investments, we are entitled to receive fees for transactions related to the acquisition and, in certain instances, disposition of portfolio companies as well as fees for ongoing monitoring of portfolio company operations and directors’ fees. We also receive advisory fees for advisory services provided to certain credit funds. In addition, monitoring fees are generated on certain structured portfolio company investments. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Such amounts are presented as a reduction to advisory and transaction fees from related parties, net, in the condensed consolidated statements of operations. See note 2 to our condensed consolidated financial statements for more detail on advisory and transaction fees from related parties, net.
The Management Fee Offsets are calculated for each fund as follows:

•	65%-100% for private equity funds, gross advisory, transaction and other special fees;

•	65%-100% for certain credit funds, gross advisory, transaction and other special fees; and

•	100% for certain real estate funds, gross advisory, transaction and other special fees.
Management Fees from Related Parties. The significant growth of the assets we manage has had a positive effect on our revenues. Management fees are typically calculated based upon any of “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted costs of all unrealized portfolio investments,” “capital commitments,” “invested capital,” “adjusted assets,” “capital contributions,” or “stockholders’ equity,” each as defined in the applicable limited partnership agreement and/or management agreement of the unconsolidated funds.
Carried Interest Income from Related Parties. The general partners of our funds, in general, are entitled to an incentive return that can normally amount to as much as 20% of the total returns on fund capital, depending upon performance of the underlying funds and subject to preferred returns and high water marks, as applicable. The carried interest income from related parties is recognized in accordance with U.S. GAAP guidance applicable to accounting for arrangement fees based on a formula. In applying the U.S. GAAP guidance, the carried interest from related parties for any period is based upon an assumed liquidation of the funds’ assets at the reporting date, and distribution of the net proceeds in accordance with the funds’ allocation provisions.
As of September 30, 2016, approximately 53% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 47% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our private equity, credit and real estate segments, the percentage determined using market-based valuation methods as of September 30, 2016 was 16%, 73% and 46%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our private equity funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest” in the 2015 Annual Report for a discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
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

The table below presents an analysis of Apollo’s (i) carried interest receivable on an unconsolidated basis and (ii) realized and unrealized carried interest income (loss) for Apollo’s combined segments’ Incentive Business as of and for the three and nine months ended September 30, 2016:

	As of September 30, 2016		For the Three Months Ended September 30, 2016			For the Nine Months Ended September 30, 2016
	Carried Interest Receivable on an Unconsolidated Basis		Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income (Loss)	Total Carried Interest Income (Loss)	Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income (Loss)	Total Carried Interest Income (Loss)
	(in thousands)
Private Equity Funds:
Fund VIII(1)	$263,167		$126,586	$—	$126,586	$263,167	$—	$263,167
Fund VII(1)	20,480		(51,144)	9,844	(41,300)	(58,097)	9,844	(48,253)
Fund VI(1)	—	(3)	(19,109)	—	(19,109)	(108,551)	—	(108,551)
Fund IV and V	4,416	(3)	(1,881)	—	(1,881)	(2,992)	266	(2,726)
ANRP I and II	21,014	(3)	15,596	—	15,596	21,068	—	21,068
AAA/Other(2)	268,314	(3)	4,971	—	4,971	21,934	—	21,934
Total Private Equity Funds	577,391		75,019	9,844	84,863	136,529	10,110	146,639
Total Private Equity Funds, net of profit share	390,854		55,785	2,578	58,363	107,126	2,712	109,838
Credit Category:
Drawdown	262,165	(3)	50,177	9,367	59,544	92,361	52,792	145,153
Liquid/Performing	92,940		33,215	8,826	42,041	43,164	35,390	78,554
Permanent capital vehicles ex AAM	36,780		8,110	2,307	10,417	15,195	17,516	32,711
Total Credit Funds	391,885		91,502	20,500	112,002	150,720	105,698	256,418
Total Credit Funds, net of profit share	126,011		54,693	11,512	66,205	89,094	42,934	132,028
Real Estate Funds:
CPI Funds	753		(1,108)	1,052	(56)	(633)	1,052	419
U.S. RE Fund I & II	16,011		(1,234)	4,447	3,213	(2,984)	8,028	5,044
Other	7,034		3,305	—	3,305	(534)	2,858	2,324
Total Real Estate Funds	23,798		963	5,499	6,462	(4,151)	11,938	7,787
Total Real Estate Funds, net of profit share	10,154		531	1,437	1,968	(2,751)	3,698	947
Total	$993,074		$167,484	$35,843	$203,327	$283,098	$127,746	$410,844
Total, net of profit share	$527,019	(4)	$111,009	$15,527	$126,536	$193,469	$49,344	$242,813

(1)
As of September 30, 2016, the remaining investments and escrow cash of Fund VIII, Fund VII and Fund VI were valued at 115%, 99% and 77% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of September 30, 2016, Fund VI had $167.6 million of gross carried interest income, or $110.7 million net of profit sharing, in escrow. As of September 30, 2016, Fund VII had $11.3 million of gross carried interest income, or $6.3 million net of profit sharing, in escrow. As of September 30, 2016, Fund VIII had $0.3 million of gross carried interest income, or $0.2 million net of profit sharing, in escrow. With respect to Fund VIII, Fund VII and Fund VI, realized carried interest income currently distributed to the general partner is limited to potential tax distributions per the fund’s partnership agreement.

(2)
As of September 30, 2016, AAA includes $210.9 million of carried interest receivable, or $139.1 million net of profit sharing, from AAA Investments, L.P. which will be paid in common shares of Athene Holding (valued at the then fair market value) if there is a distribution in kind of shares of Athene Holding (unless such payment in shares would violate Section 16(b) of the U.S. Securities Exchange Act of 1934, as amended), or paid in cash if AAA sells the shares of Athene Holding. In addition, Other includes certain SIAs.

(3)
As of September 30, 2016, Fund V, Fund VI, APC, ANRP I, ACLF, and certain SIAs within the credit segment had $12.0 million, $56.0 million, $2.1 million, $3.4 million, $24.7 million and $36.7 million, respectively, in general partner obligations to return previously distributed carried interest income. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations in Fund V, Fund VI, APC, ANRP I, ACLF, and certain SIAs within the credit segment was $79.8 million, $417.4 million, $10.8 million, $67.6 million, $62.1 million, and $244.3 million, respectively, as of September 30, 2016.

(4)
As of September 30, 2016 there was a corresponding profit sharing payable of $466.1 million, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $81.2 million.

The general partners of the private equity, credit and real estate funds listed in the table above were accruing carried interest income as of September 30, 2016. The investment manager of AINV accrues carried interest in the management company business as it is earned. The general partners of certain of our credit funds accrue carried interest when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments, which we refer to as “high water marks.” These high water marks are applied on an individual investor basis. Certain of our credit funds have investors with various high water marks, the achievement of which is subject to market conditions and investment performance.
Carried interest income from our private equity funds and certain credit and real estate funds is subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative carried interest distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. These general partner obligations, if applicable, are included in due to related parties on the condensed consolidated statements of financial condition. As of September 30, 2016, there was $134.9 million of such general partner obligations related to our funds. Carried interest receivable is reported on a separate line item within the condensed consolidated statements of financial condition.
The following table summarizes our carried interest income since inception for our combined segments through September 30, 2016:

	Carried Interest Income Since Inception(1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation as of September 30, 2016(3)	Maximum Carried Interest Income Subject to Potential Reversal(4)
	(in millions)
Private Equity Funds:
Fund VIII	$263.2	$—	$263.2	$—	$263.2
Fund VII	20.5	3,091.8	3,112.3	—	525.6
Fund VI	—	1,658.9	1,658.9	56.0	1,056.7
Fund IV and V	4.4	2,053.1	2,057.5	12.0	20.6
ANRP I and II	21.0	6.1	27.1	3.4	21.0
AAA/Other	268.3	163.3	431.6	—	268.3
Total Private Equity Funds	577.4	6,973.2	7,550.6	71.4	2,155.4
Credit Category(5):
Drawdown	262.2	962.0	1,224.2	63.5	346.7
Liquid/Performing	92.9	433.9	526.8	—	123.7
Permanent capital vehicles ex AAM	25.6	—	25.6	—	25.6
Total Credit Funds	380.7	1,395.9	1,776.6	63.5	496.0
Real Estate Funds:
CPI Funds	0.8	9.3	10.1	—	0.8
U.S. RE Fund I & II	16.0	12.7	28.7	—	20.1
Other	7.0	4.2	11.2	—	7.2
Total Real Estate Funds	23.8	26.2	50.0	—	28.1
Total	$981.9	$8,395.3	$9,377.2	$134.9	$2,679.5

(1)	Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.12 as of September 30, 2016.

(2)	Amounts in “Distributed by Fund and Recognized” for the CPI, Gulf Stream and Stone Tower funds and SIAs are presented for activity subsequent to the respective acquisition dates.

(3)
Amounts were computed based on the fair value of fund investments on September 30, 2016. Carried interest income has been allocated to and recognized by the general partner. Based on the amount of carried interest income allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed carried interest income or fees at September 30, 2016. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(4)
Represents the amount of carried interest income that would be reversed if remaining fund investments became worthless on September 30, 2016. Amounts subject to potential reversal of carried interest income include amounts undistributed by a fund (i.e., the carried interest receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed carried interest income, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the 53.9% and 54.7% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of September 30, 2016 and 2015, respectively. Non-Controlling Interests also include limited partner interests in certain consolidated funds and VIEs.
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

Results of Operations
Below is a discussion of our condensed consolidated results of operations for the three and nine months ended September 30, 2016 and 2015. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months Ended September 30,		Amount Change	Percentage Change	For the Nine Months Ended September 30,		Amount Change	Percentage Change
	2016	2015			2016	2015
Revenues:	(in thousands)				(in thousands)
Advisory and transaction fees from related parties, net	$29,801	$9,276	$20,525	221.3%	$102,699	$34,269	$68,430	199.7%
Management fees from related parties	274,313	238,563	35,750	15.0	775,171	694,036	81,135	11.7
Carried interest income (loss) from related parties	199,617	(54,571)	254,188	NM	407,134	119,714	287,420	240.1
Total Revenues	503,731	193,268	310,463	160.6	1,285,004	848,019	436,985	51.5
Expenses:
Compensation and benefits:
Salary, bonus and benefits	92,591	93,514	(923)	(1.0)	290,013	270,017	19,996	7.4
Equity-based compensation	26,163	31,404	(5,241)	(16.7)	74,203	73,786	417	0.6
Profit sharing expense	90,152	(20,329)	110,481	NM	179,767	89,935	89,832	99.9
Total compensation and benefits	208,906	104,589	104,317	99.7	543,983	433,738	110,245	25.4
Interest expense	12,832	7,529	5,303	70.4	30,505	22,454	8,051	35.9
General, administrative and other	32,403	21,645	10,758	49.7	92,970	65,972	26,998	40.9
Professional fees	11,816	17,218	(5,402)	(31.4)	50,955	51,907	(952)	(1.8)
Occupancy	9,701	10,137	(436)	(4.3)	29,221	30,226	(1,005)	(3.3)
Placement fees	1,953	2,617	(664)	(25.4)	5,781	5,802	(21)	(0.4)
Depreciation and amortization	4,646	11,176	(6,530)	(58.4)	14,139	33,347	(19,208)	(57.6)
Total Expenses	282,257	174,911	107,346	61.4	767,554	643,446	124,108	19.3
Other Income:
Net gains from investment activities	17,746	80,950	(63,204)	(78.1)	50,287	107,492	(57,205)	(53.2)
Net gains from investment activities of consolidated variable interest entities	800	911	(111)	(12.2)	2,817	8,039	(5,222)	(65.0)
Income from equity method investments	23,213	2,021	21,192	NM	64,356	18,079	46,277	256.0
Interest income	1,192	818	374	45.7	3,073	2,403	670	27.9
Other income (loss), net	(40)	93	(133)	NM	485	6,742	(6,257)	(92.8)
Total Other Income	42,911	84,793	(41,882)	(49.4)	121,018	142,755	(21,737)	(15.2)
Income before income tax provision	264,385	103,150	161,235	156.3	638,468	347,328	291,140	83.8
Income tax provision	(29,667)	(6,591)	(23,076)	350.1	(62,508)	(21,197)	(41,311)	194.9
Net Income	234,718	96,559	138,159	143.1	575,960	326,131	249,829	76.6
Net income attributable to Non-Controlling Interests	(140,099)	(55,508)	(84,591)	152.4	(340,077)	(197,725)	(142,352)	72.0
Net Income Attributable to Apollo Global Management, LLC	$94,619	$41,051	$53,568	130.5%	$235,883	$128,406	$107,477	83.7%

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
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Advisory and transaction fees from related parties, net, increased by $20.5 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $20.3 million during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.
Management fees from related parties increased by $35.8 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. This change was primarily attributable to increased management fees earned with respect to ANRP II, Athene, MidCap, assets advised by AAME, and Credit Opportunity Fund III, L.P. (“COF III”) of

$22.3 million, $4.3 million, $3.0 million, $2.7 million and $1.9 million, respectively. The increase was also driven by an increase in reimbursable expenses during the three months ended September 30, 2016 as compared to the same period during 2015.
Carried interest income from related parties was $199.6 million for the three months ended September 30, 2016, as compared to a carried interest loss from related parties of $54.6 million for the three months ended September 30, 2015. The increase of $254.2 million was primarily attributable to increased carried interest income earned from our private equity and credit funds of $150.1 million and $104.7 million, respectively, during the three months ended September 30, 2016 as compared to the same period in 2015. For additional details regarding changes in carried interest income in each segment, see “—Segment Analysis” below.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Advisory and transaction fees from related parties, net, increased by $68.4 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $79.7 million, offset by a decrease in net advisory and transaction fees earned with respect to Fund VII’s portfolio companies of $6.4 million, during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.
Management fees from related parties increased by $81.1 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This change was primarily attributable to increased management fees earned with respect to ANRP II, MidCap, advisory assets advised by AAME, COF III, Athene, ARI, Apollo U.S. RE Fund II, L.P. (“U.S. RE Fund II”) and a China-based investment fund we manage as a result of the Venator acquisition of $39.1 million, $9.9 million, $9.3 million, $6.7 million, $5.3 million, $5.1 million, $3.5 million and $1.2 million, respectively. The increase was also driven by an increase in reimbursable expenses during the nine months ended September 30, 2016 as compared to the same period during 2015.
Carried interest income from related parties increased by $287.4 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This change was primarily attributable to increased carried interest income earned from our credit and private equity funds of $215.4 million and $75.6 million, respectively, during the nine months ended September 30, 2016 as compared to the same period in 2015. For additional details regarding changes in carried interest income in each segment, see “—Segment Analysis” below.
Expenses
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Compensation and benefits increased by $104.3 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This change was primarily attributable to an increase in profit sharing expense of $110.5 million due to increased carried interest income during the three months ended September 30, 2016, as compared to the same period in 2015. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period.
Included in profit sharing expense is $10.4 million and $20.9 million related to the Incentive Pool for the three months ended September 30, 2016 and 2015, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
Interest expense increased $5.3 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015 as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 9 to our condensed consolidated financial statements.
General, administrative and other expenses increased by $10.8 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015 primarily due to certain expenses where the Company is considered the principal under the relevant agreements and is required to record the expense and related reimbursement on a gross basis. The increase was also driven by an increase in technology and new fund organizational expenses during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.
Professional fees decreased by $5.4 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This change was primarily attributable to a decrease in legal fees during the three months ended September 30, 2016 as compared to the same period in 2015.

Depreciation and amortization decreased by $6.5 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015 as a result of certain intangibles in connection with the Company’s acquisition of Stone Tower Capital LLC and its related management companies being fully amortized at December 31, 2015.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Compensation and benefits increased by $110.2 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This change was primarily attributable to an increase in profit sharing expense of $89.8 million due to increased carried interest income during the nine months ended September 30, 2016, as compared to the same period in 2015. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period. In addition, this change was attributable to an increase in salary, bonus and benefits of $20.0 million during the nine months ended September 30, 2016 as compared to the same period in 2015 as a result of an increase in headcount during the nine months ended September 30, 2016.
Included in profit sharing expense is $41.9 million and $53.6 million related to the Incentive Pool for the nine months ended September 30, 2016 and 2015, respectively.
Interest expense increased $8.1 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015 as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 9 to our condensed consolidated financial statements.
General, administrative and other expenses increased by $27.0 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015 primarily due to certain expenses where the Company is considered the principal under the relevant agreements and is required to record the expense and related reimbursement on a gross basis. The increase was also driven by an increase in technology and new fund organizational expenses during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.
Depreciation and amortization decreased by $19.2 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015 as a result of certain intangibles in connection with the Company’s acquisition of Stone Tower Capital LLC and its related management companies being fully amortized at December 31, 2015.
Other Income (Loss)
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Net gains from investment activities decreased by $63.2 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This change was primarily attributable to an unrealized gain on the Company’s investment in Athene of $15.1 million during the three months ended September 30, 2016, compared to an unrealized gain on the Company’s investment in Athene of $74.9 million during the three months ended September 30, 2015. See note 5 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene.
Income from equity method investments increased by $21.2 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This change was primarily driven by increases in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Fund VIII, Fund VII, ANRP II, COF III, ANRP I, Apollo Energy Opportunity Fund, L.P. (“AEOF”) and MidCap of $12.5 million, $2.6 million, $2.5 million, $2.2 million, $1.9 million, $1.3 million and $1.1 million, respectively. These increases were offset by a decrease in the value of Apollo’s ownership interest in AAA of $8.9 million during the three months ended September 30, 2016 as compared to the same period in 2015.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net gains from investment activities decreased by $57.2 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This change was primarily attributable to an unrealized gain on the Company’s investment in Athene of $44.9 million during the nine months ended September 30, 2016, compared to an unrealized gain on the Company’s investment in Athene of $99.7 million during the nine months ended September 30, 2015. See note 5 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene.
Net gains from investment activities of consolidated VIEs decreased by $5.2 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. See note 4 to the condensed consolidated financial statements for details regarding net gains from investment activities of consolidated VIEs.

Income from equity method investments increased by $46.3 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This change was primarily driven by increases in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Fund VIII, Apollo European Principal Finance Fund II, L.P. (“EPF II”) and ANRP II of $34.5 million, $5.2 million and $4.3 million, respectively. These increases were offset by a decrease in the value of Apollo’s ownership interest in AAA and Fund VII of $10.8 million and $7.1 million, respectively, during the nine months ended September 30, 2016 as compared to the same period in 2015.
Other income, net decreased by $6.3 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This change was primarily driven by foreign exchange losses during the nine months ended September 30, 2016, compared to foreign exchange gains during the nine months ended September 30, 2015.
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
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
The Company records its income tax provision based on an estimated full-year effective tax rate. The effective tax rate was 11.2% and 6.4% for the three months ended September 30, 2016 and 2015, respectively. The income tax provision increased by $23.1 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015 primarily due to a change in the mix of earnings which are subject to corporate-level taxation, as well as an increase in Management Business income subject to corporate-level taxation. The differences between our statutory tax rate and our effective tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; and (iii) state and local income taxes including NYC UBT (see note 8 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
The Company records its income tax provision based on an estimated full-year effective tax rate of 9.8% and 6.1% for the nine months ended September 30, 2016 and 2015, respectively.  The income tax provision increased by $41.3 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015 primarily due to a change in the mix of earnings which are subject to corporate-level taxation, as well as an increase in Management Business income subject to corporate-level taxation. The differences between our statutory tax rate and our effective tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; and (iii) state and local income taxes including NYC UBT (see note 8 to the condensed consolidated financial statements for further details regarding the Company’s income tax (provision) benefit).

Non-Controlling Interests
Net income attributable to Non-Controlling Interests in the Apollo Operating Group consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$234,718	$96,559	$575,960	$326,131
Net (income) loss attributable to Non-Controlling Interests in consolidated entities	222	(161)	(3,891)	(11,218)
Net income after Non-Controlling Interests in consolidated entities	234,940	96,398	572,069	314,913
Adjustments:
Income tax provision(1)	29,667	6,591	62,508	21,197
NYC UBT and foreign tax benefit(2)	(4,419)	(3,015)	(11,715)	(6,132)
Net income in non-Apollo Operating Group entities	66	49	85	447
Total adjustments	25,314	3,625	50,878	15,512
Net income after adjustments	260,254	100,023	622,947	330,425
Approximate weighted average ownership percentage of Apollo Operating Group	53.9%	55.3%	54.0%	56.4%
Net income attributable to Non-Controlling Interests in Apollo Operating Group	$140,321	$55,347	$336,186	$186,507

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

Segment Analysis
Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by our executive management, which consists of our Managing Partners, who operate collectively as our chief operating decision maker, to assess performance and to allocate resources. Management divides its operations into three reportable segments: private equity, credit and real estate. These segments were established based on the nature of investment activities in each underlying fund, including the specific type of investment made, the frequency of trading, and the level of control over the investment. Segment results represent segment income (loss) before income tax (provision) benefit excluding transaction-related charges arising from the 2007 private placement, and any acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets and contingent consideration and certain other charges associated with acquisitions. In addition, segment results excludes non-cash revenue and expense related to equity awards granted by unconsolidated related parties to employees of the Company, as well as the assets, liabilities and operating results of the funds and VIEs that are included in the consolidated financial statements.
Our financial results vary, since carried interest, which generally constitutes a large portion of the income from the funds that we manage, as well as the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. As a result, we emphasize long-term financial growth and profitability to manage our business.

Private Equity
The following tables sets forth our segment statement of operations information and our supplemental performance measure, EI, for the Management Business and Incentive Business within our private equity segment for the three and nine months ended September 30, 2016 and 2015, respectively.

	For the Three Months Ended September 30, 2016			For the Three Months Ended September 30, 2015
	Management	Incentive	Total	Management	Incentive	Total	Total Change	Percentage Change
	(in thousands)
Private Equity(1):
Revenues:
Advisory and transaction fees from related parties, net	$26,601	$—	$26,601	$4,736	$—	$4,736	$21,865	461.7%
Management fees from related parties	91,545	—	91,545	71,876	—	71,876	19,669	27.4
Carried interest income (loss) from related parties:
Unrealized gains (losses)(2)	—	75,019	75,019	—	(167,364)	(167,364)	242,383	NM
Realized gains	—	9,844	9,844	—	102,138	102,138	(92,294)	(90.4)
Total carried interest income (loss) from related parties	—	84,863	84,863	—	(65,226)	(65,226)	150,089	NM
Total Revenues	118,146	84,863	203,009	76,612	(65,226)	11,386	191,623	NM
Expenses:
Compensation and benefits:
Salary, bonus and benefits	32,532	—	32,532	32,957	—	32,957	(425)	(1.3)
Equity-based compensation	6,645	—	6,645	6,974	—	6,974	(329)	(4.7)
Profit sharing expense	—	26,500	26,500	—	(26,044)	(26,044)	52,544	NM
Total compensation and benefits	39,177	26,500	65,677	39,931	(26,044)	13,887	51,790	372.9
Other expenses	18,448	—	18,448	17,326	—	17,326	1,122	6.5
Total Expenses	57,625	26,500	84,125	57,257	(26,044)	31,213	52,912	169.5
Other Income (Loss):
Net interest expense	—	(4,188)	(4,188)	—	(2,425)	(2,425)	(1,763)	72.7
Net gains from investment activities	—	1,191	1,191	—	5,904	5,904	(4,713)	(79.8)
Income from equity method investments	—	14,384	14,384	—	3,827	3,827	10,557	275.9
Other income (loss), net	103	—	103	(43)	—	(43)	146	NM
Total Other Income (Loss)	103	11,387	11,490	(43)	7,306	7,263	4,227	58.2
Economic Income (Loss)	$60,624	$69,750	$130,374	$19,312	$(31,876)	$(12,564)	$142,938	NM

(1)
Prior period amounts have been recast to conform to the current presentation. See note 14 to our condensed consolidated financial statements for more detail on the reclassification within our three segments.

(2)
Included in unrealized carried interest income (loss) from related parties for the three months ended September 30, 2016 and 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 12 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

	For the Nine Months Ended September 30, 2016			For the Nine Months Ended September 30, 2015
	Management	Incentive	Total	Management	Incentive	Total	Total Change	Percentage Change
	(in thousands)
Private Equity(1):
Revenues:
Advisory and transaction fees from related parties, net	$87,615	$—	$87,615	$17,490	$—	$17,490	$70,125	400.9%
Management fees from related parties	242,981	—	242,981	220,742	—	220,742	22,239	10.1
Carried interest income from related parties:
Unrealized gains (losses)(2)	—	136,529	136,529	—	(265,147)	(265,147)	401,676	NM
Realized gains	—	10,110	10,110	—	336,175	336,175	(326,065)	(97.0)
Total carried interest income from related parties	—	146,639	146,639	—	71,028	71,028	75,611	106.5
Total Revenues	330,596	146,639	477,235	238,232	71,028	309,260	167,975	54.3
Expenses:
Compensation and benefits:
Salary, bonus and benefits	96,170	—	96,170	93,792	—	93,792	2,378	2.5
Equity-based compensation	20,795	—	20,795	23,467	—	23,467	(2,672)	(11.4)
Profit sharing expense	—	36,801	36,801	—	60,796	60,796	(23,995)	(39.5)
Total compensation and benefits	116,965	36,801	153,766	117,259	60,796	178,055	(24,289)	(13.6)
Other expenses	56,809	—	56,809	48,973	—	48,973	7,836	16.0
Total Expenses	173,774	36,801	210,575	166,232	60,796	227,028	(16,453)	(7.2)
Other Income:
Net interest expense	—	(9,868)	(9,868)	—	(7,439)	(7,439)	(2,429)	32.7
Net gains from investment activities	—	3,542	3,542	—	5,904	5,904	(2,362)	(40.0)
Income from equity method investments	—	40,311	40,311	—	18,588	18,588	21,723	116.9
Other income, net	320	—	320	1,743	1,160	2,903	(2,583)	(89.0)
Total Other Income	320	33,985	34,305	1,743	18,213	19,956	14,349	71.9
Economic Income	$157,142	$143,823	$300,965	$73,743	$28,445	$102,188	$198,777	194.5%

(1)
Prior period amounts have been recast to conform to the current presentation. See note 14 to our condensed consolidated financial statements for more detail on the reclassification within our three segments.

(2)
Included in unrealized carried interest income from related parties for the nine months ended September 30, 2016 and 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 12 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

Revenues
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Advisory and transaction fees from related parties, net increased by $21.9 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $20.3 million offset during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.
Management fees from related parties increased by $19.7 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This change was primarily attributable to management fees earned with respect to ANRP II of $22.3 million during the three months ended September 30, 2016 in connection with capital raises for the fund during 2016, partially offset by a decrease in management fees earned with respect to ANRP I of $0.9 million during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.
Carried interest income from related parties increased by $150.1 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This change was primarily attributable to increases in carried interest income earned from Fund VIII and Fund VII of $126.4 million and $70.2 million, respectively. The increase in carried interest income from Fund VIII was primarily driven by appreciation in the value of privately held portfolio companies and the fund exiting the “catch-up” phase, in which the Company earns a disproportionate return (typically 80%) for a portion of the return until the Company’s carried interest equates to its 20% carried interest fee rate. The increase in carried interest income from Fund VII was due to lower depreciation in the fund’s public portfolio company holdings in the energy sector. This was partially offset by decreases in carried interest income earned from AAA/Other of $67.8 million primarily attributable to lower appreciation in its investment in Athene.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Advisory and transaction fees from related parties, net increased by $70.1 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $79.7 million offset by a decrease related to Fund VII’s portfolio companies of $6.4 million during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.
Management fees from related parties increased by $22.2 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This change was primarily attributable to management fees earned with respect to ANRP II of $39.1 million during the nine months ended September 30, 2016 in connection with capital raises for the fund during 2016, partially offset by decreases in management fees earned with respect to Fund VI, ANRP I and Fund VII of $5.9 million, $5.1 million and $3.2 million, respectively, during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.
Carried interest income from related parties increased by $75.6 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This change was primarily attributable to increases in carried interest income earned from Fund VIII of $262.8 million which began accruing carried interest after meeting its preferred return threshold during the nine months ended September 30, 2016. This was partially offset by decreases in carried interest income earned from Fund VII and Fund VI of $83.6 million and $80.9 million, respectively. The decrease in carried interest income earned from Fund VII was driven primarily by a decrease in carried interest income related to its privately held portfolio companies partially offset by lower depreciation in its energy related public portfolio company holdings. The decrease in carried interest income earned from Fund VI was primarily driven by its public portfolio company holdings.
Expenses
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Compensation and benefits expense increased by $51.8 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This change was primarily attributable to an increase in profit sharing expense of $52.5 million as a result of a corresponding increase in carried interest income as discussed above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds that are generating carried interest in the period.
Included in profit sharing expense is $2.9 million and $17.4 million related to the Incentive Pool for the three months ended September 30, 2016 and 2015, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular quarter.
Other expenses increased by $1.1 million during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The change was primarily driven by an increase in general, administrative and other expense of $3.0 million primarily attributable to an increase in new fund organizational expenses. These increases were partially offset by a decrease in professional fees of $2.0 million primarily driven by decreased legal expenses during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Compensation and benefits expense decreased by $24.3 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This change was primarily attributable to a decrease in the Incentive Pool of $39.8 million. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular quarter. The decrease in the Incentive Pool was offset by an increase related to the profit sharing expense as a result of the corresponding increase in carried interest income as discussed above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds that are generating carried interest in the period.
Other expenses increased by $7.8 million during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The change was primarily driven by an increase in general, administrative and other expense of $7.2 million primarily driven by an increase in new fund organizational expenses and other miscellaneous expenses during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.

Other Income (Loss)
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Net interest expense increased by $1.8 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to additional interest expense incurred during the three months ended September 30, 2016 as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 9 to our condensed consolidated financial statements.
Net gains from investment activities decreased by $4.7 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, due to lower unrealized gains on the Company’s investment in Athene during the three months ended September 30, 2016. See note 5 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene.
Income from equity method investments increased by $10.6 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This change was primarily attributable to increases in the income from Apollo’s equity ownership interest in Fund VIII, Fund VII, ANRP II and ANRP I of $12.5 million, $2.6 million, $2.5 million and $1.9 million, respectively, offset by a decrease in the income from Apollo’s equity ownership interest in AAA of $8.9 million during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net interest expense increased by $2.4 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to additional interest expense incurred during the nine months ended September 30, 2016 as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 9 to our condensed consolidated financial statements.
Net gains from investment activities decreased by $2.4 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, due to lower unrealized gains on the Company’s investment in Athene during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. See note 5 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene.
Income from equity method investments increased by $21.7 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This change was primarily attributable to an increase in the income from Apollo’s equity ownership interest in Fund VIII, ANRP II and ANRP I of $34.5 million, $4.3 million and $2.6 million, respectively, offset by decreases in the income from Apollo’s ownership interest in AAA and Fund VII of $10.8 million and $7.1 million, respectively, during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.

Credit
The following tables sets forth segment statement of operations information and EI for the Management Business and Incentive Business within our credit segment for the three and nine months ended September 30, 2016 and 2015, respectively.

	For the Three Months Ended September 30, 2016			For the Three Months Ended September 30, 2015
	Management	Incentive	Total	Management	Incentive	Total	Total Change	Percentage Change
	(in thousands)
Credit(1):
Revenues:
Advisory and transaction fees from related parties, net	$2,612	$—	$2,612	$4,141	$—	$4,141	$(1,529)	(36.9)%
Management fees from related parties	151,386	—	151,386	141,706	—	141,706	9,680	6.8
Carried interest income from related parties:
Unrealized gains (losses)(2)	—	91,502	91,502	—	(15,056)	(15,056)	106,558	NM
Realized gains	2,307	18,193	20,500	9,285	13,046	22,331	(1,831)	(8.2)
Total carried interest income from related parties	2,307	109,695	112,002	9,285	(2,010)	7,275	104,727	NM
Total Revenues	156,305	109,695	266,000	155,132	(2,010)	153,122	112,878	73.7
Expenses:
Compensation and benefits:
Salary, bonus and benefits	45,143	—	45,143	52,647	—	52,647	(7,504)	(14.3)
Equity-based compensation	8,834	—	8,834	6,896	—	6,896	1,938	28.1
Profit sharing expense	—	45,797	45,797	—	12,739	12,739	33,058	259.5
Total compensation and benefits	53,977	45,797	99,774	59,543	12,739	72,282	27,492	38.0
Other expenses	29,884	—	29,884	31,333	—	31,333	(1,449)	(4.6)
Total Expenses	83,861	45,797	129,658	90,876	12,739	103,615	26,043	25.1
Other Income (Loss):
Net interest expense	—	(6,172)	(6,172)	—	(3,003)	(3,003)	(3,169)	105.5
Net gains from investment activities	—	16,171	16,171	—	75,340	75,340	(59,169)	(78.5)
Income from equity method investments	—	8,036	8,036	—	(1,949)	(1,949)	9,985	NM
Other income (loss), net	(4,314)	(663)	(4,977)	157	(305)	(148)	(4,829)	NM
Total Other Income (Loss)	(4,314)	17,372	13,058	157	70,083	70,240	(57,182)	(81.4)
Non-Controlling Interests	(510)	—	(510)	(2,697)	—	(2,697)	2,187	(81.1)
Economic Income	$67,620	$81,270	$148,890	$61,716	$55,334	$117,050	$31,840	27.2%

(1)
Prior period amounts have been recast to conform to the current presentation. See note 14 to our condensed consolidated financial statements for more detail on the reclassification within our three segments.

(2)
Included in unrealized carried interest gains (losses) from related parties for the three months ended September 30, 2016 and 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 12 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

	For the Nine Months Ended September 30, 2016			For the Nine Months Ended September 30, 2015
	Management	Incentive	Total	Management	Incentive	Total	Total Change	Percentage Change
	(in thousands)
Credit(1):
Revenues:
Advisory and transaction fees from related parties, net	$10,058	$—	$10,058	$13,913	$—	$13,913	$(3,855)	(27.7)%
Management fees from related parties	445,149	—	445,149	421,790	—	421,790	23,359	5.5
Carried interest income from related parties:
Unrealized gains (losses)(2)	—	150,720	150,720	—	(67,748)	(67,748)	218,468	NM
Realized gains	17,516	88,182	105,698	30,874	77,874	108,748	(3,050)	(2.8)
Total carried interest income from related parties	17,516	238,902	256,418	30,874	10,126	41,000	215,418	NM
Total Revenues	472,723	238,902	711,625	466,577	10,126	476,703	234,922	49.3
Expenses:
Compensation and benefits:
Salary, bonus and benefits	151,464	—	151,464	153,557	—	153,557	(2,093)	(1.4)
Equity-based compensation	25,694	—	25,694	18,794	—	18,794	6,900	36.7
Profit sharing expense	—	124,390	124,390	—	26,853	26,853	97,537	363.2
Total compensation and benefits	177,158	124,390	301,548	172,351	26,853	199,204	102,344	51.4
Other expenses	97,306	—	97,306	95,514	—	95,514	1,792	1.9
Total Expenses	274,464	124,390	398,854	267,865	26,853	294,718	104,136	35.3
Other Income (Loss):
Net interest expense	—	(14,542)	(14,542)	—	(10,107)	(10,107)	(4,435)	43.9
Net gains from investment activities	—	45,819	45,819	—	100,387	100,387	(54,568)	(54.4)
Income (loss) from equity method investments	—	21,824	21,824	—	(2,654)	(2,654)	24,478	NM
Other income (loss), net	(4,472)	(1,040)	(5,512)	3,507	(1,584)	1,923	(7,435)	NM
Total Other Income (Loss)	(4,472)	52,061	47,589	3,507	86,042	89,549	(41,960)	(46.9)
Non-Controlling Interests	(5,070)	—	(5,070)	(8,766)	—	(8,766)	3,696	(42.2)
Economic Income	$188,717	$166,573	$355,290	$193,453	$69,315	$262,768	$92,522	35.2%

(1)
Prior period amounts have been recast to conform to the current presentation. See note 14 to our condensed consolidated financial statements for more detail on the reclassification within our three segments.

(2)
Included in unrealized carried interest gains (losses) from related parties for the nine months ended September 30, 2016 and 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 12 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

Revenues
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Advisory and transaction fees from related parties, net, decreased by $1.5 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The change was primarily driven by a decrease in net advisory and transaction fees related to CLOs of $1.1 million during the three months ended September 30, 2016, as compared to the same period during 2015.
Management fees from related parties increased by $9.7 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This change was primarily attributable to increases in management fees earned from Athene, MidCap, assets advised by AAME and COF III of $4.3 million, $3.0 million, $2.7 million and $1.9 million, respectively, offset by a decrease in management fees earned from AINV of $3.5 million during the three months ended September 30, 2016, as compared to the same period during 2015.
Carried interest income from related parties increased by $104.7 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This change was primarily attributable to increases in carried interest income earned from Apollo Credit Master Fund Ltd., CLOs, Apollo Structured Credit Recovery Master Fund III, L.P. (“SCRF III”), ACLF and AEOF of $26.9 million, $15.2 million, $13.2 million, $12.0 million and $7.4 million, respectively, during the three months ended September 30, 2016, as compared to the same period during 2015.
The increase in carried interest income from Apollo Credit Master Fund Ltd. was primarily attributable to increases in the market value of certain of the fund’s investments in the energy and insurance industries, as well as a stronger loan market during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. Gains from the broad leveraged loan market contributed to an increase in carried interest income earned from CLOs as assets appreciated and income remained steady during the three months ended September 30, 2016. The increase in carried interest income earned from SCRF III was primarily attributable to positive performance of the fund’s structured credit investments supplemented by a strong yield during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase in carried interest income earned from ACLF was primarily attributable to appreciation in a consumer services investment in the fund’s portfolio, offset by lower depreciation in an energy investment during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase in carried interest income earned from AEOF for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was primarily attributable to appreciation in energy investments during the three months ended September 30, 2016, supplemented by significant interest income generated from the portfolio.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Advisory and transaction fees from related parties, net, decreased by $3.9 million during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The decrease was primarily driven by a decrease in net advisory and transaction fees from CLOs, Financial European Principal Finance Fund, L.P. (“FCI II”), Apollo Credit Master Fund Ltd. and SCRF III of $0.7 million, $0.7 million, $0.7 million and $0.6 million, respectively during the nine months ended September 30, 2016, as compared to the same period during 2015.
Management fees from related parties increased by $23.4 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This change was primarily attributable to increases in management fees earned from MidCap, advisory assets advised by AAME, COF III and Athene of $9.9 million, $9.3 million, $6.7 million and $5.3 million, respectively, offset by a decrease in management fees earned from AINV of $10.9 million during the nine months ended September 30, 2016, as compared to the same period during 2015.
Carried interest income from related parties increased by $215.4 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This change was primarily attributable to increases in carried interest income earned from EPF II, Apollo Credit Master Fund Ltd., an SIA, SCRF III and ACLF of $61.5 million, $30.9 million, $27.5 million, $22.0 million and $18.1 million, respectively, during the nine months ended September 30, 2016, as compared to the same period in 2015.
The increase in carried interest income earned from EPF II was primarily attributable to appreciation of European and UK hotel assets and German commercial real estate investments offset by the depreciation of certain shipping investments in the fund’s portfolio for the nine months ended September 30, 2016, compared to the appreciation of European direct real estate investments in the fund’s portfolio offset by depreciation of a Spanish consumer bank investment in the fund’s portfolio during the nine months ended September 30, 2015. The increase in carried interest income from Apollo Credit Master Fund Ltd. was primarily attributable to gains from the leveraged loan market, as well as narrowing spreads in fixed-income instruments during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase in carried interest income from the SIA was attributable to the depreciation of investments in energy and natural resources for the nine months ended September 30, 2015 that did not recur during the nine months ended September 30, 2016. The increase in carried interest income from SCRF III was attributable to stronger positive performance of the fund’s structured credit portfolio during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Appreciation in consumer services and energy investments contributed to an increase in carried interest income earned from ACLF during the nine months ended September 30, 2016, compared to depreciation in energy investments during the nine months ended September 30, 2015.
Expenses
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Compensation and benefits expense increased by $27.5 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This change was primarily due to increases in profit sharing expense of $33.1 million, offset by decreases in salary, bonus and benefits of $7.5 million, during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. Profit sharing expense increased as a result of a corresponding increase in carried interest income as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period. The decrease in salary, bonus and benefits was primarily attributable to a change in compensation structure which resulted in a decrease in accrued discretionary annual cash bonuses and an increase in accrued annual compensation to be awarded as discretionary Bonus Grants during the three months ended September 30, 2016. See “Critical Accounting Policies—Equity-Based Compensation” for more information regarding this change.
Included in profit sharing expense is $5.7 million and $3.5 million related to the Incentive Pool for the three months ended September 30, 2016 and 2015, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular quarter.

Other expenses decreased by $1.4 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily attributable to a decrease in professional fees of $4.2 million as a result of a decrease in legal fees. These decreases were partially offset by an increase in general and administrative expenses of $3.6 million as a result of an increase in technology expenses during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Compensation and benefits expense increased by $102.3 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This change was primarily due to increases in profit sharing expense of $97.5 million during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. Profit sharing expense increased as a result of a corresponding increase in carried interest income as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period.
Included in profit sharing expense is $35.6 million and $10.6 million related to the Incentive Pool for the nine months ended September 30, 2016 and 2015, respectively.
Other Income
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Net interest expense increased by $3.2 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to additional interest expense incurred during the three months ended September 30, 2016 as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 9 to our condensed consolidated financial statements.
Net gains from investment activities decreased by $59.2 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The decrease was primarily attributable to a decrease in unrealized gains of $59.8 million on the Company’s investment in Athene during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. See note 5 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene.
Income from equity method investments increased by $10.0 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This change was driven by increases in income from Apollo’s equity ownership interest in COF III, AEOF, an SIA and MidCap of $2.2 million, $1.3 million, $1.1 million and $1.1 million, respectively, as well as modest increases across most of our other equity method investments during the three months ended September 30, 2016, as compared to the same period during 2015.
Other loss, net was $5.0 million for the three months ended September 30, 2016, as compared to other income, net of $0.1 million for the three months ended September 30, 2015. The decrease of $4.8 million was primarily driven by a write-off of certain receivables during the three months ended September 30, 2016.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net interest expense increased by $4.4 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to additional interest expense incurred during the nine months ended September 30, 2016 as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 9 to our condensed consolidated financial statements.
Net gains from investment activities decreased by $54.6 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The decrease was primarily attributable to a decrease in unrealized gains of $54.8 million on the Company’s investment in Athene during the nine months ended September 30, 2016. See note 5 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene.
Income from equity method investments was $21.8 million for the nine months ended September 30, 2016, as compared to loss from equity method investments of $2.7 million for the nine months ended September 30, 2015. The increase of $24.5 million was driven by increases in income from Apollo’s equity ownership interest in EPF II, AEOF, COF III and MidCap of $5.2 million, $3.9 million, $3.0 million and $2.4 million, respectively, as well as modest increases across most of our other equity method investments during the nine months ended September 30, 2016, as compared to the same period in 2015.

Other loss, net was $5.5 million for the nine months ended September 30, 2016, as compared to other income, net of $1.9 million for the nine months ended September 30, 2015. The decrease of $7.4 million was primarily driven by a write-off of certain receivables during the nine months ended September 30, 2016.

Real Estate
The following tables sets forth our segment statement of operations information and EI for the Management Business and Incentive Business within our real estate segment for the three and nine months ended September 30, 2016 and 2015, respectively.

	For the Three Months Ended September 30, 2016			For the Three Months Ended September 30, 2015
	Management	Incentive	Total	Management	Incentive	Total	Total Change	Percentage Change
	(in thousands)
Real Estate(1):
Revenues:
Advisory and transaction fees from related parties, net	$1,038	$—	$1,038	$399	$—	$399	$639	160.2%
Management fees from related parties	15,554	—	15,554	13,176	—	13,176	2,378	18.0
Carried interest income from related parties:
Unrealized gains	—	963	963	—	3,334	3,334	(2,371)	(71.1)
Realized gains	—	5,499	5,499	—	46	46	5,453	NM
Total carried interest income from related parties	—	6,462	6,462	—	3,380	3,380	3,082	91.2
Total Revenues	16,592	6,462	23,054	13,575	3,380	16,955	6,099	36.0
Expenses:
Compensation and benefits:
Salary, bonus and benefits	9,129	—	9,129	8,506	—	8,506	623	7.3
Equity-based compensation	675	—	675	1,068	—	1,068	(393)	(36.8)
Profit sharing expense	—	4,494	4,494	—	1,312	1,312	3,182	242.5
Total compensation and benefits	9,804	4,494	14,298	9,574	1,312	10,886	3,412	31.3
Other expenses	4,674	—	4,674	5,753	—	5,753	(1,079)	(18.8)
Total Expenses	14,478	4,494	18,972	15,327	1,312	16,639	2,333	14.0
Other Income (Loss):
Net interest expense	—	(1,168)	(1,168)	—	(759)	(759)	(409)	53.9
Income from equity method investments	—	499	499	—	1,147	1,147	(648)	(56.5)
Other income (loss), net	(29)	—	(29)	4	—	4	(33)	NM
Total Other Income (Loss)	(29)	(669)	(698)	4	388	392	(1,090)	NM
Economic Income (Loss)	$2,085	$1,299	$3,384	$(1,748)	$2,456	$708	$2,676	378.0%

(1)
Prior period amounts have been recast to conform to the current presentation. See note 14 to our condensed consolidated financial statements for more detail on the reclassification within our three segments.

	For the Nine Months Ended September 30, 2016			For the Nine Months Ended September 30, 2015
	Management	Incentive	Total	Management	Incentive	Total	Total Change	Percentage Change
	(in thousands)
Real Estate(1):
Revenues:
Advisory and transaction fees from related parties, net	$5,476	$—	$5,476	$2,866	$—	$2,866	$2,610	91.1%
Management fees from related parties	42,921	—	42,921	36,212	—	36,212	6,709	18.5
Carried interest income from related parties:
Unrealized gains (losses)	—	(4,151)	(4,151)	—	3,974	3,974	(8,125)	NM
Realized gains	—	11,938	11,938	—	3,712	3,712	8,226	221.6
Total carried interest income from related parties	—	7,787	7,787	—	7,686	7,686	101	1.3
Total Revenues	48,397	7,787	56,184	39,078	7,686	46,764	9,420	20.1
Expenses:
Compensation and benefits:
Salary, bonus and benefits	26,062	—	26,062	23,996	—	23,996	2,066	8.6
Equity-based compensation	2,107	—	2,107	3,151	—	3,151	(1,044)	(33.1)
Profit sharing expense	—	6,840	6,840	—	4,062	4,062	2,778	68.4
Total compensation and benefits	28,169	6,840	35,009	27,147	4,062	31,209	3,800	12.2
Other expenses	16,260	—	16,260	17,242	—	17,242	(982)	(5.7)
Total Expenses	44,429	6,840	51,269	44,389	4,062	48,451	2,818	5.8
Other Income (Loss):
Net interest expense	—	(2,895)	(2,895)	—	(2,157)	(2,157)	(738)	34.2
Income from equity method investments	—	1,631	1,631	—	2,283	2,283	(652)	(28.6)
Other income, net	(14)	—	(14)	1,401	—	1,401	(1,415)	NM
Total Other Income (Loss)	(14)	(1,264)	(1,278)	1,401	126	1,527	(2,805)	NM
Economic Income (Loss)	$3,954	$(317)	$3,637	$(3,910)	$3,750	$(160)	$3,797	NM

(1)
Prior period amounts have been recast to conform to the current presentation. See note 14 to our condensed consolidated financial statements for more detail on the reclassification within our three segments.

Revenues
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Advisory and transaction fees from related parties, net, increased by $0.6 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This change was primarily attributable to increases in net advisory and transaction fees earned with respect to AGRE Debt Fund I, L.P. (“AGRE Debt Fund I”) of $0.7 million during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.
Management fees from related parties increased by $2.4 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This change was primarily attributable to increases in management fees earned with respect to ARI and U.S. RE Fund II of $1.9 million and $1.1 million, respectively, offset by a decrease related to the CPI funds of $0.9 million during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.
Carried interest income from related parties increased by $3.1 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This change was primarily attributable to an increase in carried interest income earned from U.S. RE Fund II of $4.3 million, partially offset by a decrease in carried interest income earned from London Prime Apartments Guernsey Holdings Limited (“London Prime Apartments”) of $0.9 million during the three months ended September 30, 2016, as compared to the same period during 2015. Carried interest income earned from certain funds, including U.S. Real Estate Fund I and II, includes an allocation of carried interest income from a strategic investment account that invests in the funds. The increase in carried interest income earned from U.S. RE Fund II is primarily the result of strong operating performance across many of the funds’ underlying properties and appreciation of several real estate investments during the three months ended September 30, 2016. The decrease in carried interest income earned from London Prime Apartments is primarily due to depreciation of the British Pound against the U.S. Dollar while the value of the underlying properties remained relatively flat during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Advisory and transaction fees from related parties, net, increased by $2.6 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This change was primarily attributable to increases in net advisory and transaction fees earned with respect to AGRE Debt Fund I of $2.5 million during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.
Management fees from related parties increased by $6.7 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This change was primarily attributable to increases in management fees earned with respect to ARI, U.S. RE Fund II and a China-based investment fund we manage as a result of the Venator acquisition of $5.1 million, $3.5 million and $1.2 million, respectively, offset by a decrease related to the CPI funds of $3.4 million during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.
Carried interest income from related parties increased by $0.1 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This change was primarily attributable to an increase in carried interest income earned from U.S. Real Estate Fund II of $4.5 million during the nine months ended September 30, 2016, as compared to the same period in 2015. This was offset by decreases in carried interest income earned from London Prime Apartments and CPI funds in Europe of $2.7 million and $2.0 million, respectively, during the nine months ended September 30, 2016, as compared to the same period during 2015. Carried interest income earned from certain funds, including U.S. Real Estate Fund I and II, includes an allocation of carried interest income from a strategic investment account that invests in the funds. The increase in carried interest income earned from U.S. RE Fund II is primarily the result of strong operating performance across many of the funds’ underlying properties and appreciation of several real estate investments during the current period. The decrease in carried interest income earned from London Prime Apartments is primarily due to depreciation of the British Pound against the U.S. Dollar and lower appreciation of the underlying properties for the current period. The decrease in carried interest income earned from the CPI funds in Europe was primarily attributable to a publicly traded security that was sold in the first quarter of 2015 and generated carried interest during that period.
Expenses
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Compensation and benefits increased by $3.4 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This change was primarily attributable to an increase in profit sharing expense of $3.2 million during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Profit sharing expense increased as a result of a corresponding increase in carried interest income as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period.
Included in profit sharing expense is $1.8 million related to the Incentive Pool for the three months ended September 30, 2016. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular quarter.
Other expenses decreased by $1.1 million during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily attributable to a decrease in professional fees of $0.9 million as a result of a decrease in legal fees incurred during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Compensation and benefits increased by $3.8 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This change was primarily attributable to an increase in profit sharing expense of $2.8 million and an increase in salary, bonus and benefits of $2.1 million as a result of a higher headcount, respectively, offset by decreases to equity based compensation of $1.0 million, during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.
Included in profit sharing expense is $3.5 million and $0.3 million related to the Incentive Pool for the nine months ended September 30, 2016 and 2015, respectively.
Other expenses decreased by $1.0 million during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This change was primarily attributable to a decrease in professional fees of $2.0 million as a result of a decrease in legal fees, offset by an increase in general and administrative expenses of $1.2 million, primarily attributable to an increase in new fund organizational expenses during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.

Other Income (Loss)
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Net interest expense increased by $0.4 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, primarily due to additional interest expense incurred during the three months ended September 30, 2016 as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 9 to our condensed consolidated financial statements.
Income from equity method investments decreased by $0.6 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This change was driven by a decrease in the income from Apollo’s equity ownership interest in U.S. RE Fund I of $0.8 million, offset by an increase in the income from Apollo’s equity ownership interest in U.S. RE Fund II of $0.3 million during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Net interest expense increased by $0.7 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to additional interest expense incurred during the nine months ended September 30, 2016 as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 9 to our condensed consolidated financial statements.
Income from equity method investments decreased by $0.7 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This change was driven by a decrease in the income from Apollo’s equity ownership interest in U.S. RE Fund I and ARI of $0.6 million and $0.4 million, offset by an increase in the income from Apollo’s equity ownership interest in U.S. RE Fund II of $0.5 million during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.
Other income, net decreased by $1.4 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The change was primarily driven by a bargain purchase gain in connection with the acquisition of Venator Real Estate Capital Partners during the nine months ended September 30, 2015 that did not recur in the current period.

Summary of Combined Results
The following table combines our Management Business and Incentive Business statements of operations information and EI for the three and nine months ended September 30, 2016 and 2015, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Management Business:
Advisory and transaction fees from related parties, net	$30,251	$9,276	$103,149	$34,269
Management fees from related parties	258,485	226,758	731,051	678,744
Carried interest income from related parties	2,307	9,285	17,516	30,874
Total Management Business Revenues	291,043	245,319	851,716	743,887
Salary, bonus and benefits	86,804	94,110	273,696	271,345
Equity-based compensation	16,154	14,938	48,596	45,412
Other expenses	53,006	54,412	170,375	161,729
Total Management Business Expenses	155,964	163,460	492,667	478,486
Other income (loss), net	(4,240)	118	(4,166)	6,651
Non-Controlling Interests	(510)	(2,697)	(5,070)	(8,766)
Management Business Economic Income	$130,329	$79,280	$349,813	$263,286
Incentive Business:
Carried interest income from related parties:
Unrealized gains (losses)(1)	$167,484	$(179,086)	$283,098	$(328,921)
Realized gains	33,536	115,230	110,230	417,761
Total Carried Interest Income (Loss) from related parties	201,020	(63,856)	393,328	88,840
Profit sharing expense:
Unrealized profit sharing expense	56,475	(79,858)	89,629	(118,522)
Realized profit sharing expense	20,316	67,865	78,402	210,233
Total Profit Sharing Expense	76,791	(11,993)	168,031	91,711
Other Income:
Net interest expense	(11,528)	(6,187)	(27,305)	(19,703)
Other loss, net	(663)	(305)	(1,040)	(424)
Net gains from investment activities	17,362	81,244	49,361	106,291
Income from equity method investments	22,919	3,025	63,766	18,217
Total Other Income	28,090	77,777	84,782	104,381
Incentive Business Economic Income	$152,319	$25,914	$310,079	$101,510
Economic Income	282,648	105,194	659,892	364,796
Income tax provision on Economic Income	(51,896)	(1,156)	(107,253)	(12,545)
Economic Net Income	$230,752	$104,038	$552,639	$352,251

(1)
Included in unrealized carried interest income (losses) from related parties for the three and nine months ended September 30, 2016, and 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 12 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

Summary of Distributable Earnings

The following table is a summary of Distributable Earnings for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Management Business Economic Income	$130,329	$79,280	$349,813	$263,286
Less: Non-cash revenues	(842)	(842)	(2,527)	(4,469)
Add back: Equity-based compensation	16,154	14,938	48,596	45,412
Add back: Depreciation, amortization and other	2,435	2,606	7,532	7,907
Management Business Distributable Earnings	$148,076	$95,982	$403,414	$312,136

Incentive Business Economic Income	$152,319	$25,914	$310,079	$101,510
Less: Non-cash carried interest income(1)	—	—	—	(29,900)
Less: Net unrealized carried interest (income) loss	(111,009)	99,228	(193,469)	210,399
Less: Unrealized investment and other income(2)	(36,750)	(76,545)	(98,318)	(101,936)
Incentive Business Distributable Earnings	$4,560	$48,597	$18,292	$180,073

Distributable Earnings	$152,636	$144,579	$421,706	$492,209
Taxes and related payables(3)	(4,105)	(2,027)	(9,346)	(6,290)
Distributable Earnings After Taxes and Related Payables	$148,531	$142,552	$412,360	$485,919

(1)	Represents realized carried interest income settled by receipt of securities.

(2)	Represents unrealized gains from our general partner investments in our funds and other investments.

(3)	Represents the estimated current corporate, local and non-U.S. taxes as well as the payable under Apollo’s tax receivable agreement.
The following table is a reconciliation of Distributable Earnings per share of common and equivalents(1) to net distribution per share of common and equivalent for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Distributable Earnings After Taxes and Related Payables	$148,531	$142,552	$412,360	$485,919
Add back: Tax and related payables attributable to common and equivalents	3	27	9	87
Distributable Earnings before certain payables(2)	148,534	142,579	412,369	486,006
Percent to common and equivalents	47%	47%	47%	47%
Distributable Earnings before other payables attributable to common and equivalents	69,821	68,953	193,841	224,250
Less: Tax and related payables attributable to common and equivalents	(3)	(27)	(9)	(87)
Distributable Earnings attributable to common and equivalents	$69,818	$68,926	$193,832	$224,163
Distributable Earnings per share of common and equivalent(3)	$0.36	$0.36	$1.01	$1.19
Retained capital per share of common and equivalent(3)(4)	(0.01)	(0.01)	(0.04)	(0.09)
Net distribution per share of common and equivalent(3)	$0.35	$0.35	$0.97	$1.10

(1)	Common and equivalents refers to Class A shares outstanding and RSUs that participate in distributions.

(2)	Distributable earnings before certain payables represents Distributable Earnings before the deduction for the estimated current corporate taxes and the payable under Apollo’s tax receivable agreement.

(3)	Per share calculations are based on end of period total Class A shares outstanding and RSUs that participate in distributions.

(4)	Retained capital is withheld pro-rata from common and equivalent holders and AOG unitholders.

Summary of Non-U.S. GAAP Measures

The table below sets forth a reconciliation of our non-U.S. GAAP performance measures to net income attributable to Apollo Global Management, LLC for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net Income Attributable to Apollo Global Management, LLC	$94,619	$41,051	$235,883	$128,406
Net income (loss) attributable to Non-Controlling Interests in consolidated entities and Appropriated Partners’ Capital	(222)	161	3,891	11,218
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	140,321	55,347	336,186	186,507
Net Income	$234,718	$96,559	$575,960	$326,131
Income tax provision	29,667	6,591	62,508	21,197
Income Before Income Tax Provision	$264,385	$103,150	$638,468	$347,328
Transaction-related charges and equity-based compensation	18,041	2,205	25,315	28,686
Net (income) loss attributable to Non-Controlling Interests in consolidated entities	222	(161)	(3,891)	(11,218)
Economic Income	$282,648	$105,194	$659,892	$364,796
Income tax provision on Economic Income	(51,896)	(1,156)	(107,253)	(12,545)
Economic Net Income	$230,752	$104,038	$552,639	$352,251
Income tax provision on Economic Income	51,896	1,156	107,253	12,545
Carried interest (income) loss from related parties	(201,020)	63,856	(393,328)	(88,840)
Profit sharing expense	76,791	(11,993)	168,031	91,711
Other income	(28,090)	(77,777)	(84,782)	(104,381)
Equity-based compensation(1)	16,154	14,938	48,596	45,412
Depreciation and amortization(2)	2,435	2,606	7,532	7,907
Fee-Related EBITDA	$148,918	$96,824	$405,941	$316,605
Net realized carried interest income	13,220	47,365	31,828	207,528
Fee-Related EBITDA + 100% of Net Realized Carried Interest	$162,138	$144,189	$437,769	$524,133
Realized investment and other (income) loss	(8,660)	1,232	(13,536)	2,445
Non-cash revenues	(842)	(842)	(2,527)	(34,369)
Distributable Earnings	$152,636	$144,579	$421,706	$492,209
Taxes and related payables	(4,105)	(2,027)	(9,346)	(6,290)
Distributable Earnings After Taxes and Related Payables	$148,531	$142,552	$412,360	$485,919

(1)	Includes RSUs (excluding RSUs granted in connection with the 2007 private placement) and share options.

(2)	Includes amortization of leasehold improvements.

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
Cash Flows
Significant amounts from our condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 are summarized and discussed within the table and corresponding commentary below:

	For the Nine Months Ended September 30,
	2016	2015
	(in thousands)
Operating Activities	$573,171	$565,760
Investing Activities	(172,325)	(150,415)
Financing Activities	(85,222)	(781,240)
Net Increase (Decrease) in Cash and Cash Equivalents	$315,624	$(365,895)
Operating Activities
Our net cash provided by operating activities was $573.2 million and $565.8 million during the nine months ended September 30, 2016 and 2015, respectively. These amounts were primarily driven by:

•
net income of $576.0 million and $326.1 million during the nine months ended September 30, 2016 and 2015, respectively, as well as non-cash adjustments, net of $27.1 million and $46.3 million, respectively;

•
a net (increase) decrease in our carried interest receivable of $(348.8) million and $258.3 million during the nine months ended September 30, 2016 and 2015, respectively, due to a change in the fair value of our funds that generate carried interest of $451.0 million and $193.4 million during the nine months ended September 30, 2016 and 2015, respectively, offset by fund distributions to the Company of $103.1 million and $463.5 million during nine months ended September 30, 2016 and 2015, respectively;

•
purchases of investments held by consolidated VIEs in the amount of $396.8 million and $388.6 million, offset by proceeds from sales of investments held by consolidated VIEs in the amount of $422.9 million and $264.5 million during the nine months ended September 30, 2016 and 2015, respectively;

•
a net decrease in changes to other assets and other liabilities of consolidated VIEs in the amount of $17.5 million and $148.4 million during the nine months ended September 30, 2016 and 2015, respectively;

•	a net increase in accrued compensation and benefits in the amount of $65.6 million and $71.8 million during the nine months ended September 30, 2016 and 2015, respectively;

•
a net increase (decrease) in our profit sharing payable of $168.7 million and $(53.7) million during the nine months ended September 30, 2016 and 2015, respectively, due to profit sharing expense of $210.5 million and $102.7 million during the nine months ended September 30, 2016 and 2015, respectively, offset by payments of $40.1 million and $170.9 million during the nine months ended September 30, 2016 and 2015, respectively; and

•	an increase in cash held at consolidated variable interest entities of $4.1 million and $284.9 million during the nine months ended September 30, 2016 and 2015, respectively.
Investing Activities
Our net cash used in investing activities was $172.3 million and $150.4 million during the nine months ended September 30, 2016 and 2015, respectively. These amounts were primarily driven by:

•	net cash contributions from our equity method investments of $119.9 million and $97.6 million during the nine months ended September 30, 2016 and 2015, respectively;

•	issuance of related party loans of $3.9 million and $25.0 million during nine months ended September 30, 2016 and 2015, respectively; and

•	purchases of investments in the amount of $44.5 million and $25.0 million during nine months ended September 30, 2016 and 2015, respectively.
Financing Activities
Our net cash used in financing activities was $85.2 million and $781.2 million during the nine months ended September 30, 2016 and 2015, respectively. These amounts were primarily driven by:

•	cash distributions paid to our Class A shareholders of $172.1 million and $275.9 million during the nine months ended September 30, 2016 and 2015, respectively;

•
cash distributions paid to the Non-Controlling Interest holders in the Apollo Operating Group of $194.4 million and $377.7 million during the nine months ended September 30, 2016 and 2015, respectively;

•	payments made towards the satisfaction of our tax receivable agreement liability of $48.4 million during the nine months ended September 30, 2015;

•	purchases of Class A shares of $13.0 million during the nine months ended September 30, 2016;

•	net distributions related to deliveries of Class A shares in settlement of RSUs of $35.3 million and $53.0 million during the nine months ended September 30, 2016 and 2015, respectively; and

•	issuance of debt of $532.7 million offset by repayments of debt of $200.0 million during the nine months ended September 30, 2016.
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
As of September 30, 2016, Fund VIII’s, Fund VII’s and Fund VI’s remaining investments and escrow cash were valued at 115%, 99% and 77% of the fund’s unreturned capital, respectively, which was below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation.
On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with CalPERS. The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. As of September 30, 2016, the Company had reduced fees charged to CalPERS on the funds it manages by approximately $103.1 million.
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
In February 2016, Apollo adopted a program to repurchase up to $250 million in the aggregate of its Class A shares, including up to $150 million in the aggregate of its outstanding Class A shares through a share repurchase program and up to $100 million through a reduction of Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Equity Plan”), which we refer to as net share settlement.  Under the share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. During the nine months ended September 30, 2016, the Company repurchased and canceled 1.0 million Class A shares for $12.9 million and, in connection with net share settlements, reduced Class A shares to be issued to employees under the Plan by 2.4 million Class A shares resulting in a payment by the Company of $35.3 million to satisfy the applicable withholding obligation. See note 11 to the condensed consolidated financial statements for further information regarding the Company’s net share settlement during the nine months ended September 30, 2016.
On March 11, 2016, it was announced that a subsidiary of Apollo Global Management, LLC intended to embark on a program to purchase $50 million of Apollo Investment Corporation’s common stock, subject to certain regulatory approvals. Under the program, shares may be purchased from time to time in open market transactions and in accordance with applicable law. As of September 30, 2016, Apollo Global Management, LLC has purchased approximately 871 thousand shares, or approximately $4.9 million of AINV’s common stock.
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
On October 28, 2016, the Company declared a cash distribution of $0.35 per Class A share, which will be paid on November 30, 2016 to holders of record on November 21, 2016.
On November 1, 2016, the Company issued 376,692 Class A shares in settlement of vested RSUs. These issuances caused the Company’s ownership interest in the Apollo Operating Group to increase from 46.1% to 46.2%.
Athene
Athene Holding is the ultimate parent of various insurance company operating subsidiaries. Through its subsidiaries, Athene Holding provides insurance products focused primarily on the retirement market and its business centers primarily on issuing or reinsuring fixed indexed annuities. Apollo, through its subsidiaries, managed or advised $71.8 billion of AUM in accounts owned by or related to Athene (the “Athene Accounts”) as of September 30, 2016.
Investment Management Agreements - Athene Asset Management
Apollo, through its consolidated subsidiary, AAM, provides asset management services to Athene, including asset allocation services, direct asset management services, risk management, asset and liability matching management, mergers and acquisitions asset diligence hedging and other asset management services and receives management fees for providing these services. As of September 30, 2016, AAM managed $66.5 billion of AUM in the Athene Accounts on which the Company earns a gross management fee of 0.40% per annum with certain limited exceptions.
AAM has offered to discount certain fees due from Athene. For the total dollar amount of all liabilities sourced through Athene’s organic distribution channels during 2016 in excess of $5.1 billion (subject to certain exceptions, “Excess Liabilities”), AAM has agreed to discount fees as follows:

•
During 2016, a discount of 0.40% per annum multiplied by such Excess Liabilities. The 2016 discount relating to such Excess Liabilities is intended to reasonably approximate a full discount of the AAM fee on the assets relating to such Excess Liabilities during the remainder of the 2016 calendar year.

•
For 2017, a discount of 0.20% per annum multiplied by such Excess Liabilities, resulting in a reasonable approximation of a 0.20% fee on the assets relating to such Excess Liabilities during the 2017 calendar year.

•
For 2018 and thereafter, a discount of 0.075% per annum, resulting in a reasonable approximation of a 0.325% fee on the assets relating to such Excess Liabilities during the 2018 calendar year and thereafter.

Investment Advisory Agreement - Apollo Asset Management Europe, LLP
Apollo, through its consolidated subsidiary, AAME, provides investment advisory services to Athene and receives a gross fee of 0.10% per annum on the Athene assets it advises. As of September 30, 2016, AAME provided investment advisory services with respect to $5.3 billion of Athene AUM, of which $0.3 billion is sub-advised by the Company.

Sub-Advisory Agreement and Fund Investments
Apollo provides sub-advisory services with respect to a portion of the assets in the Athene Accounts, pursuant to a master sub-advisory agreement among Athene Asset Management and certain other Apollo subsidiaries. In addition from time to time, Athene also invests in funds and investment vehicles that Apollo manages. The Company broadly refers to “Athene Sub-Advised” AUM as those assets in the Athene Accounts which the Company explicitly sub-advises as well as those assets in the Athene Accounts which are invested directly in funds and investment vehicles Apollo manages (“Athene Assets Directly Invested”). As of September 30, 2016, the Athene Sub-Advised AUM totaled $15.3 billion, of which $2.4 billion was Athene Assets Directly Invested.
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
The Company refers to the portion of the AUM in the Athene Accounts that is not Athene Sub-Advised AUM as “Athene Non-Sub-Advised” AUM. Accordingly, as of September 30, 2016, Athene Non-Sub-Advised AUM totaled $56.5 billion, which includes the $5.0 billion of Athene AUM for which AAME provides investment advisory services. Apollo incurs all expenses associated with its provision of services to Athene.
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
Pursuant to the consolidation guidance, the Company first evaluates whether it holds a variable interest in an entity. Fees that are customary and commensurate with the level of services provided, and where the Company doesn’t hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered a variable interest. Apollo factors in all economic interests including proportionate interests through related parties, to determine if fees are to be considered a variable interest. As Apollo’s interests in many of these entities are solely through market rate performance fees and/or insignificant indirect interests through related parties, Apollo is generally not considered to have a variable interest in many of these entities under the guidance and no further consolidation analysis is performed. For entities where the Company has determined that it does hold a variable interest, the Company performs an assessment to determine whether each of those entities qualify as a VIE.
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
 Under the variable interest model, Apollo consolidates those entities where it is determined that the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary if it holds a controlling financial interest in the VIE defined as possessing both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. When Apollo alone is not considered to have a controlling financial interest in the VIE but Apollo and its related parties under common control in the aggregate have a controlling financial interest in the VIE, Apollo will still be deemed to be the primary beneficiary if it is the party within the related party group that is most closely associated with the VIE. When Apollo and its related parties not under common control in the aggregate have a controlling financial interest in a VIE, then Apollo is deemed to be the primary beneficiary if substantially all the activities of the entity are performed on behalf of Apollo.
Apollo determines whether it is the primary beneficiary of a VIE at the time it becomes initially involved with the VIE and reconsiders that conclusion continuously. Investments and redemptions (either by Apollo, related parties of Apollo or third parties) or amendments to the governing documents of the respective entity may affect an entity’s status as a VIE or the determination of the primary beneficiary.
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
Revenue Recognition
Carried Interest Income (Loss) from Related Parties. We earn carried interest income from our funds as a result of such funds achieving specified performance criteria. Such carried interest income generally is earned based upon a fixed percentage of realized and unrealized gains of various funds after meeting any applicable hurdle rate or threshold minimum. Carried interest income from certain of the funds that we manage is subject to contingent repayment and is generally paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund, the aggregate amount paid to us as carried interest exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess (in certain cases net of taxes) is required to be returned by us to that fund. For a majority of our credit funds, once the annual carried interest income has been determined, there generally is no look-back to prior periods for a potential contingent repayment, however, carried interest income on certain other credit funds can be subject to contingent repayment at the end of the life of the fund. We have elected to adopt Method 2 from U.S. GAAP guidance applicable to accounting for management fees based on a formula, and under this method, we accrue carried interest income quarterly based on fair value of the underlying investments and separately assess if contingent repayment is necessary. The determination of carried interest income and contingent repayment considers both the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. See “Investments, at Fair Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our private equity, credit and real estate funds.
Management Fees from Related Parties. The management fees related to our private equity funds are generally based on a fixed percentage of the committed capital or invested capital. The corresponding fee calculations that consider committed capital or invested capital are both objective in nature and therefore do not require the use of significant estimates or assumptions. Management fees related to our credit funds, by contrast, can be based on net asset value, gross assets, adjusted cost of all unrealized portfolio investments, capital commitments, adjusted assets, capital contributions, or stockholders’ equity all as defined in the respective partnership agreements. The credit management fee calculations that consider net asset value, gross assets, adjusted cost of all unrealized portfolio investments and adjusted assets are normally based on the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. The management fees related to our real estate funds are generally based on a specific percentage of the funds’ stockholders’ equity or committed or net invested capital or the capital accounts of the limited partners. See “Investments, at Fair Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our private equity, credit and real estate funds.
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
Profit Sharing Expense. Profit sharing expense is primarily a result of agreements with our Contributing Partners and employees to compensate them based on the ownership interest they have in the general partners of the Apollo funds. Therefore, changes in the fair value of the underlying investments in the funds we manage and advise affect profit sharing expense. The Contributing Partners and employees are allocated approximately 30% to 50% of the total carried interest income which is driven primarily by changes in fair value of the underlying fund’s investments and is treated as compensation expense. Additionally, profit sharing expenses paid may be subject to clawback from employees, former employees and Contributing Partners to the extent not indemnified. When applicable, the accrual for potential clawback of previously distributed profit sharing amounts, which is a component of due from related parties on the condensed consolidated statements of financial condition, represents all amounts previously distributed to employees, former employees and Contributing Partners that would need to be returned to the general partner if the Apollo funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner receivable, however, would not become realized until the end of a fund’s life.
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
We utilized the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting distributions on Plan Grant RSUs. The weighted average for the inputs utilized for the shares granted during the three and nine months ended September 30, 2016 and 2015 are presented in the table below for Plan Grants:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Distribution Yield(1)	7.5%	11.0%	7.5%	11.0%
Cost of Equity Capital Rate(2)	9.3%	8.8%	9.4%	9.1%

(1)
Calculated based on the historical distributions paid during the twelve months ended September 30, 2016 and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.

(2)
Assumes a discount rate that was equivalent to the opportunity cost of foregoing distributions on unvested Plan Grant RSUs as of the valuation date, based on the Capital Asset Pricing Model (“CAPM”). CAPM is a commonly used mathematical model for developing expected returns.

The following table summarizes the weighted average discounts for Plan Grants for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Plan Grants:
Discount for the lack of distributions until vested(1)	8.2%	26.1%	10.1%	26.2%

(1)	Based on the present value of a growing annuity calculation.
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

The inputs utilized in the Finnerty Model are (i) length of holding period, (ii) volatility and (iii) distribution yield. The weighted average for the inputs utilized for the shares granted during the three and nine months ended September 30, 2016 and 2015 are presented in the table below for Plan Grants and Bonus Grants:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Plan Grants
Holding Period Restriction (in years)	0.7	0.6	0.7	0.6
Volatility(1)	31.6%	22.6%	31.7%	24.0%
Distribution Yield(2)	7.5%	11.0%	7.5%	11.0%
Bonus Grants
Holding Period Restriction (in years)	0.2	0.2	0.2	0.2
Volatility(1)	28.1%	22.7%	33.4%	22.2%
Distribution Yield(2)	7.5%	11.0%	7.5%	10.8%

(1)	The Company determined the expected volatility based on the volatility of the Company’s Class A share price as of the grant date with consideration to comparable companies.

(2)
Calculated based on the historical distributions paid during the twelve months ended September 30, 2016 and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.

The following table summarizes the weighted average marketability discounts for Plan Grants and Bonus Grants for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Plan Grants:
Marketability discount for transfer restrictions(1)	5.8%	3.8%	5.8%	3.9%
Bonus Grants:
Marketability discount for transfer restrictions(1)	3.0%	2.3%	3.4%	2.2%

(1)	Based on the Finnerty Model calculation.
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
Bonus Grants constitute a component of the discretionary annual compensation awarded to certain of our professionals. For 2016, the Company has increased the default portion of annual compensation to be awarded as a discretionary Bonus Grant relative to the portion awarded in previous years. The increase in the proportion of discretionary annual compensation awarded as a Bonus Grant will be offset by a decrease in discretionary annual cash bonuses. These changes are intended to further align the interests of Apollo’s employees and stakeholders and strengthen the long-term commitment of our partners and employees.
For certain funds, profit sharing participants are required to use a portion of their profit sharing distributions to purchase Class A shares of Apollo Global Management, LLC in the form of restricted Class A shares that vest over three years. Equity-based compensation expense is incurred over the vesting period.
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
Contractual Obligations, Commitments and Contingencies
As of September 30, 2016, the Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$9,385	$35,104	$31,118	$30,359	$13,796	$10,326	$130,088
Other long-term obligations(2)	6,127	9,417	6,734	4,030	1,701	1,701	29,710
2013 AMH Credit Facilities - Term Facility(3)	1,486	5,945	5,945	5,945	5,945	300,297	325,563
2013 AMH Credit Facilities - Revolver Facility(4)	156	625	625	625	625	8	2,664
2024 Senior Notes (5)	5,000	20,000	20,000	20,000	20,000	568,333	653,333
2026 Senior Notes (6)	5,500	22,000	22,000	22,000	22,000	618,983	712,483
2014 AMI Term Facility I	75	301	301	15,199	—	—	15,876
2014 AMI Term Facility II	76	305	305	17,702	—	—	18,388
2016 AMI Term Facility I	83	334	334	334	334	19,078	20,497
2016 AMI Term Facility II	74	297	297	297	297	15,013	16,275
Obligations as of September 30, 2016	$27,962	$94,328	$87,659	$116,491	$64,698	$1,533,739	$1,924,877

(1)	The Company has entered into sublease agreements and is expected to contractually receive approximately $1.7 million over the life of the agreements.

(2)
Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(3)
$300 million of the outstanding Term Facility matures in January 2021. The interest rate on the $300 million Term Facility as of September 30, 2016 was 1.98%. See note 9 of the condensed consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(4)
The commitment fee as of September 30, 2016 on the $500 million undrawn Revolver Facility was 0.125%. See note 9 of the condensed consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(5)
$500 million of the 2024 Senior Notes matures in May 2024. The interest rate on the 2024 Senior Notes as of September 30, 2016 was 4.00%. See note 9 of the condensed consolidated financial statements for further discussion of the 2024 Senior Notes.

(6)
$500 million of the 2026 Senior Notes matures in May 2026. The interest rate on the 2026 Senior Notes as of September 30, 2016 was 4.40%. See note 9 of the condensed consolidated financial statements for further discussion of the 2026 Senior Notes.

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

Commitments
Certain of our management companies and general partners are committed to contribute to the funds we manage and certain related parties. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our related parties, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its related parties, the percentage of total fund commitments of Apollo and its related parties, the commitment and remaining commitment amounts of Apollo only (excluding related parties), and the percentage of total fund commitments of Apollo only (excluding related parties) for each private equity, credit and real estate fund as of September 30, 2016 as follows ($ in millions):

Fund	Apollo and Related Party Commitments		% of Total Fund Commitments	Apollo Only (Excluding Related Party) Commitments	Apollo Only (Excluding Related Party) % of Total Fund Commitments	Apollo and Related Party Remaining Commitments	Apollo Only (Excluding Related Party) Remaining Commitments
Private Equity:
Fund VIII	$1,543.5		8.40%	$392.4	2.14%	$745.2	$189.9
Fund VII	467.2		3.18	178.0	1.21	80.9	29.6
Fund VI	246.3		2.43	6.1	0.06	9.7	0.2
Fund V	100.0		2.67	0.5	0.01	6.3	—
Fund IV	100.0		2.78	0.2	0.01	0.5	—
AION	151.5		18.34	50.0	6.05	86.9	28.4
ANRP I	426.1		32.21	10.1	0.76	110.4	2.7
ANRP II	481.2		14.35	58.6	1.75	402.1	47.6
A.A. Mortgage Opportunities, L.P.	425.0		84.46	—	—	51.0	—
Apollo Rose, L.P.	299.1		100.00	—	—	134.8	—
Champ, L.P.	115.7		100.00	19.1	16.55	39.2	2.0
Apollo Royalties Management, LLC	104.3		100.00	—	—	—	—
Other Private Equity	7.5		Various	7.5	Various	5.0	5.0
Credit:
COF III	358.1		10.45	83.1	2.43	55.6	13.3
COF II	30.5		1.93	23.4	1.48	0.8	0.6
Credit Opportunity Fund, L.P. (“COF I”)	449.2		30.26	29.7	2.00	237.1	4.2
EPF II(2)	427.7		12.70	63.0	1.88	143.8	24.5
Apollo European Principal Finance Fund, L.P. (“EPF I”)(2)	300.9		20.74	19.8	1.37	49.4	4.6
FCI II	244.6		15.72	—	—	66.2	—
Financial Credit Investment, L.P. (“FCI”)	95.3		17.05	—	—	56.2	—
SCRF III	230.2		18.59	3.6	0.29	83.1	1.3
Apollo Structured Credit Recovery Master Fund II, Ltd. (“SCRF II”)	7.8		7.47	—	—	—	—
MidCap	1,672.6		80.23	110.9	5.32	379.0	31.0
Apollo Moultrie Credit Fund, L.P.	400.0		100.00	—	—	300.0	—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	300.0		100.00	—	—	—	—
APC	158.5		69.06	0.1	0.04	56.4	—
AEOF	125.5		12.01	25.5	2.44	77.0	15.7
Other Credit	359.1		Various	191.0	Various	265.9	103.3
Real Estate:
U.S. RE Fund II	352.5		Various	7.6	Various	150.0	3.5
U.S. RE Fund I	434.7	(1)	68.08	16.6	2.48	127.6	3.2
CPI Capital Partners North America, L.P.	7.6		1.27	2.1	0.35	0.6	0.2
CPI Capital Partners Europe, L.P.(2)	6.1		0.47	—	—	0.5	—
CPI Capital Partners Asia Pacific, L.P.	6.9		0.53	0.5	0.04	0.1	—
Apollo Asia Real Estate Fund, L.P.	206.9		73.39	6.9	2.44	206.5	6.9
Other Real Estate	266.2		Various	1.7	Various	12.0	0.5
Other:
Apollo SPN Investments I, L.P.	34.5		0.86	34.5	0.86	30.1	30.1
Total	$10,942.8			$1,342.5		$3,969.9	$548.3

(1)
Figures for U.S. RE Fund I include base, additional, and co-investment commitments. A co-investment vehicle within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.30 as of September 30, 2016.

(2)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.12 as of September 30, 2016.
Apollo has an ongoing obligation to acquire additional common units of AAA in an amount equal to 25% of the aggregate after-tax cash distributions, if any, that are made by AAA to the Company pursuant to the carried interest distribution rights that are applicable to investments made through AAA Investments. In addition, on April 30, 2015, Apollo entered into the AAA Investments Credit Agreement. Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR plus 1.5%. The Company receives an annual commitment fee of 0.125% on the unused portion of the loan. As of September 30, 2016, no advance on the AAA Investments Credit Agreement was made by the Company.
The 2013 AMH Credit Facilities, 2024 Senior Notes and 2026 Senior Notes will have future impacts on our cash uses. See note 9 of our condensed consolidated financial statements for information regarding the Company’s debt arrangements.
In accordance with the Shareholders Agreement, we have indemnified the Managing Partners and certain Contributing Partners (at varying percentages) for any carried interest income distributed from Fund IV, Fund V and Fund VI that is subject to contingent repayment by the general partner. The Company recorded an indemnification liability of $5.1 million and $4.6 million, respectively, as of September 30, 2016 and December 31, 2015.
Contingent Obligations—Carried interest income in private equity and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues recognized by Apollo through September 30, 2016 that would be reversed approximates $2.7 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company as general partner has received more carried interest income than was ultimately earned. This general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund. As of September 30, 2016, the Company recorded a general partner obligation to return previously distributed carried interest income of $134.9 million. See note 12 to the condensed consolidated financial statements for further information regarding the general partner obligation.
As of September 30, 2016, one of the Company’s subsidiaries had an unfunded contingent commitment of $80.3 million to facilitate funding at closing by a lead arranger for a syndicated term loan issued by a portfolio company of a fund managed by Apollo. The commitment expires on November 11, 2016. As of November 4, 2016, the unfunded commitment was approximately $4.6 million.

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
Impact on Advisory and Transaction Fees—We earn transaction fees relating to the negotiation of private equity, credit and real estate transactions and may obtain reimbursement for certain out-of-pocket expenses incurred. Subsequently, on a quarterly or annual basis, ongoing advisory fees, and additional transaction fees in connection with additional purchases, dispositions, or follow-on transactions, may be earned. Management Fee Offsets and any broken deal costs are reflected as a reduction to advisory and transaction fees from related parties, net. Advisory and transaction fees will be impacted by changes in market risk factors to the extent that they limit our opportunities to engage in private equity, credit and real estate transactions or impair our ability to consummate such transactions. The impact of changes in market risk factors on advisory and transaction fees is not readily predicted or estimated.
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
Certain of our funds hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize our risk exposure by limiting the counterparties with which our funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. As of September 30, 2016, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.

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
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016, which is accessible on the Securities and Exchange Commission's website at www.sec.gov. There have been no material changes to the risk factors for the three months ended September 30, 2016.
The risks described in our Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES
On August 5, 2016, we issued 435,787 Class A shares, net of taxes to Apollo Management Holdings, L.P., a subsidiary of Apollo Global Management, LLC, in connection with deliveries of shares to participants in the Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Equity Plan”) for an aggregate purchase price of $7,892,103. The issuance was exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our Class A shares made by us or on our behalf during the fiscal quarter ended September 30, 2016.

Period	Total Number of Class A Shares Purchased(1)	Average Price Paid per Share
July 1, 2016 through July 31, 2016	—	$—
August 1, 2016 through August 31, 2016	436	18.15
September 1, 2016 through September 30, 2016	—	—
Total	436

(1)
During the fiscal quarter ended September 30, 2016, we repurchased a number of our Class A shares equal to the number of Class A restricted shares issued under our equity incentive plan during the quarter. All such repurchases were made in open-market transactions not pursuant to a publicly-announced repurchase plan or program.

In February 2016, the Company announced its adoption of a program to repurchase up to $250 million in the aggregate of its Class A shares, including up to $150 million in the aggregate of its outstanding Class A shares through a share repurchase program and up to $100 million through a reduction of Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the 2007 Equity Plan, which we refer to as net share settlement. Under the share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. The Company expects that the share repurchase program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase Class A shares. The share repurchase program does not require the Company to repurchase any specific number of Class A shares, and the share repurchase program may be suspended, extended, modified or discontinued at any time. Reductions of Class A shares issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the 2007 Equity Plan are not included in the table. There were no share repurchases made as part of the share repurchase program during the three months ended September 30, 2016 and as of September 30, 2016, the approximate dollar value of Class A shares that may be purchased under the program is $137.1 million.

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

10.10
Amended and Restated Tax Receivable Agreement, dated as of May 6, 2013, by and among APO Corp., Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings VI, Apollo Principal Holdings VIII, L.P., AMH Holdings (Cayman), L.P. and each Holder defined therein. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the period ended June 30, 2016 (File No. 001-35107)).

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

Exhibit Number	Exhibit Description

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

Apollo Global Management, LLC
(Registrant)

Date: November 4, 2016	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)