Form 10-K
period 2016-12-31
Apollo Global Management LLC
filed 2017-02-13
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016 OR

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The aggregate market value of the Class A shares of the Registrant held by non-affiliates as of June 30, 2016 was approximately $2,761.8 million, which includes non-voting Class A shares with a value of approximately $681.8 million.
As of February 10, 2017 there were 187,144,092 Class A shares and 1 Class B share outstanding.

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
We use AUM as a performance measure of our funds’ investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs. Non-Fee-Generating AUM includes assets on which we could earn carried interest income;
“Advisory” refers to certain assets advised by Apollo Asset Management Europe PC LLP, a wholly-owned subsidiary of Apollo Asset Management Europe LLP (collectively, “AAME”). The AAME entities are subsidiaries of Apollo. Until AAME receives full authorization by the UK Financial Conduct Authority (“FCA”), references to AAME in this report mean AAME and Apollo Management International LLP, an existing FCA authorized and regulated subsidiary of Apollo in the United Kingdom;
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
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on December 31, 2016 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, carried interest and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
“gross IRR” of a credit fund represents the annualized return of a fund based on the actual timing of all cumulative fund cash flows before management fees, carried interest income allocated to the general partner and certain other fund expenses. Calculations may include certain investors that do not pay fees. The terminal value is the net asset value as of the reporting date. Non-U.S. dollar denominated (“USD”) fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
“gross IRR” of a real estate fund represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on December 31, 2016 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, carried interest, and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
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
“net IRR” of a private equity fund means the gross IRR applicable to a fund, including returns for related parties which may not pay fees or carried interest, net of management fees, certain fund expenses (including interest incurred or earned by the fund itself) and realized carried interest all offset to the extent of interest income, and measures returns at the fund level on amounts that, if distributed, would be paid to investors of the fund. To the extent that a fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner of such fund, thereby reducing the balance attributable to fund investors. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
“net IRR” of a credit fund represents the annualized return of a fund after management fees, carried interest income allocated to the general partner and certain other fund expenses, calculated on investors that pay such fees. The terminal value is the net asset value as of the reporting date. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
“net IRR” of a real estate fund represents the cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of December 31, 2016 or other date specified is paid to investors), excluding certain non-fee and non-carry bearing parties, and the return is annualized and compounded after management fees, carried interest, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
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
“permanent capital vehicles” refers to (a) assets that are owned by or related to Athene, (b) assets that are owned by or related to MidCap FinCo Limited (“MidCap”) and managed by Apollo Capital Management, L.P., (c) assets of publicly traded vehicles managed by Apollo such as Apollo Investment Corporation (“AINV”), Apollo Commercial Real Estate Finance, Inc. (“ARI”), Apollo Tactical Income Fund Inc. (“AIF”), and Apollo Senior Floating Rate Fund Inc. (“AFT”), in each case that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law and (d) a non-traded business development company sub-advised by Apollo. The investment management arrangements of AINV, AIF and AFT have one year terms, are reviewed annually and remain in effect only if approved by the boards of directors of such companies or by the affirmative vote of the holders of a majority of the outstanding voting shares of such companies, including in either case, approval by a majority of the directors who are not “interested persons” as defined in the Investment Company Act of 1940. In addition, the investment management agreements of AINV, AIF and AFT may be terminated in certain circumstances upon 60 days’ written notice. The investment management agreement of ARI has a one year term and is reviewed annually by ARI’s board of directors and may be terminated under certain circumstances by an affirmative vote of at least two-thirds of ARI’s independent directors. The investment management arrangements between MidCap and Apollo Capital Management, L.P. and Athene and Athene Asset Management, may also be terminated under certain circumstances;
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
“traditional private equity funds” refers to Apollo Investment Fund I, L.P. (“Fund I”), AIF II, L.P. (“Fund II”), a mirrored investment account established to mirror Fund I and Fund II for investments in debt securities (“MIA”), Apollo Investment Fund III, L.P. (together with its parallel funds, “Fund III”), Apollo Investment Fund IV, L.P. (together with its parallel fund, “Fund IV”), Apollo Investment Fund V, L.P. (together with its parallel funds and alternative investment vehicles, “Fund V”), Apollo Investment Fund VI, L.P. (together with its parallel funds and alternative investment vehicles, “Fund VI”), Apollo Investment Fund VII, L.P. (together with its parallel funds and alternative investment vehicles, “Fund VII”) and Apollo Investment Fund VIII, L.P. (together with its parallel funds and alternative investment vehicles, “Fund VIII”);
“Unrealized Value” refers to the fair value consistent with valuations determined in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), for investments not yet realized and may include pay in kind, accrued interest and dividends receivable, if any.  In addition, amounts include committed and funded amounts for certain investments; and
“Vintage Year” refers to the year in which a fund’s final capital raise occurred.

PART I

ITEM 1.	BUSINESS
Overview
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in private equity, credit and real estate, with significant distressed investment expertise. We have a flexible mandate in many of the funds we manage which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. As of December 31, 2016, we had total AUM of $192 billion, including approximately $44 billion in private equity, $137 billion in credit and $11 billion in real estate. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through December 31, 2016.
Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for 30 years and lead a team of 986 employees, including 376 investment professionals, as of December 31, 2016. This team possesses a broad range of transaction, financial, managerial and investment skills. We have offices in New York, Los Angeles, Houston, Chicago, Ballwin, Bethesda, Toronto, London, Frankfurt, Madrid, Luxembourg, Mumbai, Delhi, Singapore, Hong Kong and Shanghai. We operate our private equity, credit and real estate investment management businesses in a highly integrated manner, which we believe distinguishes us from other alternative investment managers. Our investment professionals frequently collaborate across disciplines. We believe that this collaboration, including market insight, management, banking and consultant contacts, and investment opportunities, enables the funds we manage to more successfully invest across a company’s capital structure. This platform and the depth and experience of our investment team have enabled us to deliver strong long-term investment performance for our funds throughout a range of economic cycles.
Our objective is to achieve superior long-term risk-adjusted returns for our fund investors. The majority of the investment funds we manage are designed to invest capital over periods of seven or more years from inception, thereby allowing us to generate attractive long-term returns throughout economic cycles. Our investment approach is value-oriented, focusing on nine core industries in which we have considerable knowledge and experience, and emphasizing downside protection and the preservation of capital. Our core industry sectors include chemicals, manufacturing and industrial, natural resources, consumer and retail, consumer services, business services, financial services, leisure, and media and telecom and technology. Our contrarian investment management approach is reflected in a number of ways, including:

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

We have grown our total AUM at a 22% compound annual growth rate from December 31, 2005 to December 31, 2016. In addition, we benefit from mandates with long-term capital commitments in our private equity, credit and real estate businesses. Our long-lived capital base allows us to invest our funds' assets with a long-term focus, which is an important component in generating attractive returns for our fund investors. We believe the long-term capital we manage also leaves us well-positioned during economic downturns, when the fundraising environment for alternative assets has historically been more challenging than during periods of economic expansion. As of December 31, 2016, more than 90% of our AUM was in funds with a contractual life at inception of seven years or more, and 45% of our AUM was in permanent capital vehicles.
We expect our growth in AUM to continue over time by seeking to create value in our funds’ existing private equity, credit and real estate investments, continuing to deploy our funds’ available capital in what we believe are attractive investment opportunities, and raising new funds and investment vehicles as market opportunities present themselves. See “Item 1A. Risk Factors—Risks Related to Our Businesses—We may not be successful in raising new funds or in raising more capital for certain of our existing funds and may face pressure on incentive income and fee arrangements of our future funds.”
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
Our Businesses
We have three business segments: private equity, credit and real estate. The diagram below summarizes our current businesses:

Apollo Global Management, LLC(1)

Private Equity	Credit	Real Estate
• Distressed Buyouts, Debt and Other Investments • Corporate Carve-outs • Opportunistic Buyouts • Natural Resources • Special Situations	• Liquid/Performing • Drawdown • Permanent Capital Vehicles ex Athene-Non-Sub-Advised • Athene Non-Sub-Advised • Advisory
•
      Opportunistic equity investing in real estate assets, portfolios, companies and platforms
•
      Commercial real estate debt investments including first mortgage and mezzanine loans and commercial mortgage backed securities

AUM: $43.6 billion(2)	AUM: $136.6 billion(2)(3)	AUM: $11.5 billion(2)(3)(4)

Strategic Investment Accounts Generally invests in or alongside certain Apollo funds and other Apollo-sponsored transactions

(1)	All data is as of December 31, 2016.

(2)	See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

(3)	Includes funds that are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.05 as of December 31, 2016.

(4)	Includes funds that are denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.23 as of December 31, 2016.

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
We seek to focus on investment opportunities where competition is limited or non-existent. We believe we are often sought out early in the investment process because of our industry expertise, sizable amounts of available long-term capital, willingness to pursue investments in complicated situations and ability to provide value-added advice to portfolio companies regarding operational improvements, acquisitions and strategic direction. We generally prefer sole sponsored transactions and since inception through December 31, 2016, approximately 70% of the investments made by our private equity funds have been proprietary in nature. We believe that by emphasizing our proprietary sources of deal flow, our private equity funds will be able to acquire businesses at more compelling valuations which will ultimately create a more attractive risk/reward proposition. As of December 31, 2016, our private equity segment had total and Fee-Generating AUM of approximately $43.6 billion and $30.7 billion, respectively.
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

Corporate Carve-outs
Corporate carve-outs are less market-dependent than distressed investing, but are equally complicated. In these transactions, our funds seek to extract a business that is highly integrated within a larger corporate parent to create a stand-alone business. These are labor-intensive transactions, which we believe require deep industry knowledge, patience and creativity, to unlock value that has largely been overlooked or undermanaged. Importantly, because of the highly negotiated nature of many of these transactions, Apollo believes it is often difficult for the seller to run a competitive process, which ultimately allows our funds to achieve compelling purchase prices.
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
Natural Resources
In addition to our traditional private equity funds which pursue opportunities in nine core industries, one of which is natural resources, we have two dedicated private equity natural resources funds. In 2011, we established our first dedicated private equity natural resources fund, Apollo Natural Resources Partners, L.P. (together with its alternative investment vehicles, “ANRP I”) and assembled a team of dedicated investment professionals to capitalize on private equity investment opportunities in the natural resources industry, principally in the metals and mining, energy and select other natural resources sectors. In 2015, we launched our second natural resources fund, Apollo Natural Resources Partners II, L.P. (together with its alternative investment vehicles, “ANRP II”). We believe we can source and execute compelling, value-oriented investment opportunities for our funds irrespective of the commodity price environment.
Special Situations
In 2016, we established our first dedicated special situations fund, Apollo Special Situations Fund, L.P. (together with its alternative investment vehicles, “SSF”) which seeks investment opportunities that do not fit within our existing private equity and credit fund mandates based on a variety of reasons, including risk-return profile, duration and control provisions. The Fund relies on a flexible investment approach to pursue opportunities up and down the capital structure, including opportunities that may result from market dislocation, regulatory change or out of favor industries.  We believe these special situations investments represent a sizable and scalable investment opportunity to capture structurally downside-protected opportunities. While SSF is distinct from previous Apollo funds, we believe the Fund is a natural extension of Apollo’s private equity business and will benefit from Apollo’s integrated platform.
AP Alternative Assets, L.P. (“AAA”)
We also manage AAA, a publicly listed permanent capital vehicle. The sole investment held by AAA is its investment in AAA Investments, L.P. (“AAA Investments”). AAA Investments is the largest equity holder of Athene Holding.
AAA is a Guernsey limited partnership whose partners are comprised of (i) AAA Guernsey Limited (“AAA Guernsey”), which holds 100% of the general partner interests in AAA, and (ii) the holders of common units representing limited partner interests in AAA. The common units are non-voting and are listed on Euronext in Amsterdam under the symbol “AAA”. AAA

Guernsey is a Guernsey limited company and is owned 55% by an individual who is not an affiliate of Apollo and 45% by Apollo Principal Holdings III, L.P., an indirect subsidiary of Apollo. AAA Guernsey is responsible for managing the business and affairs of AAA. AAA generally makes all of its investments through AAA Investments, of which AAA is the sole limited partner. Athene Holding is AAA Investments’ only investment.
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

Private Equity Fund Holdings
The following table presents a list of certain significant portfolio companies of our private equity funds as of December 31, 2016:

Company	Year of Initial Investment	Fund(s)	Buyout Type	Industry	Region
Constellis	2016	Fund VIII	Opportunistic Buyout	Business Services	North America
Diamond Resorts	2016	Fund VIII	Opportunistic Buyout	Leisure	North America
Maxim Crane Works / AmQuip	2016	Fund VIII	Opportunistic Buyout	Manufacturing & Industrial	North America
Nova KBM	2016	Fund VIII	Opportunistic Buyout	Financial Services	Central Europe
Outerwall	2016	Fund VIII	Opportunistic Buyout	Consumer Services	North America
Rackspace	2016	Fund VIII	Opportunistic Buyout	Media/Telecom/Technology	North America
The Fresh Market	2016	Fund VIII	Opportunistic Buyout	Consumer & Retail	North America
Vistra Energy	2016	Fund VII & ANRP II	Distressed Buyout	Natural Resources	North America
Warrior Met Coal	2016	Fund VIII & ANRP I	Distressed Buyout	Natural Resources	North America
ADT	2015	Fund VIII	Opportunistic Buyout	Consumer Services	North America
Amissima	2015	Fund VIII	Corporate Carve-Out	Financial Services	Western Europe
CH2M Hill	2015	Fund VIII	Opportunistic Buyout	Business Services	North America
Presidio	2015	Fund VIII	Opportunistic Buyout	Business Services	North America
RegionalCare	2015	Fund VIII	Opportunistic Buyout	Consumer Services	North America
Tranquilidade	2015	Fund VIII	Corporate Carve-Out	Financial Services	Western Europe
Vectra	2015	Fund VIII	Corporate Carve-Out	Chemicals	North America
Ventia	2015	Fund VIII	Corporate Carve-Out	Business Services	Australia
Verallia	2015	Fund VIII	Corporate Carve-Out	Manufacturing & Industrial	Western Europe
Caelus Energy Alaska	2014	Fund VIII & ANRP I	Corporate Carve-Out	Natural Resources	North America
CEC Entertainment	2014	Fund VIII	Opportunistic Buyout	Leisure	North America
Double Eagle Energy II	2014	ANRP I & ANRP II	Opportunistic Buyout	Natural Resources	North America
Express Energy	2014	Fund VIII & ANRP I	Opportunistic Buyout	Natural Resources	North America
Jupiter Resources	2014	Fund VIII & ANRP I	Corporate Carve-Out	Natural Resources	North America
American Gaming Systems	2013	Fund VIII	Opportunistic Buyout	Leisure	North America
Apex Energy	2013	ANRP I	Opportunistic Buyout	Natural Resources	North America
Aurum	2013	Fund VII	Opportunistic Buyout	Consumer & Retail	Western Europe
Hostess Snacks	2013	Fund VII	Opportunistic Buyout	Consumer & Retail	North America
McGraw Hill Education	2013	Fund VII	Corporate Carve-Out	Consumer Services	North America
EP Energy	2012	Fund VII & ANRP I	Corporate Carve-Out	Natural Resources	North America

Talos Energy	2012	Fund VII & ANRP I	Opportunistic Buyout	Natural Resources	North America
Endemol Shine Group	2011	Fund VII	Distressed Buyout	Media/Telecom/Technology	Global
Welspun Group	2011	Fund VII & ANRP I	Opportunistic Buyout	Natural Resources	India
Ladbrokes Coral Group	2010	Fund VI & Fund VII	Distressed Buyout	Leisure	Western Europe
Caesars Entertainment(1)	2008	Fund VI	Opportunistic Buyout	Leisure	North America
Norwegian Cruise Lines	2008	Fund VI & Fund VII	Opportunistic Buyout	Leisure	North America
Claire's Stores	2007	Fund VI	Opportunistic Buyout	Consumer & Retail	Global
Momentive Performance Materials	2006	Fund VI	Corporate Carve-Out	Chemicals	North America
Debt Investment Vehicles	Various	Various	Debt Investment	Various	Various

Note:
The table above includes portfolio companies of Fund IV, Fund V, Fund VI, Fund VII, Fund VIII, ANRP I, ANRP II and AION with a remaining value greater than $100 million, excluding the value associated with any portion of such private equity funds' portfolio company investments held by co-investment vehicles.

(1)	Includes investment in Caesars Entertainment Corp. and Caesars Acquisition Company.
Credit
Since Apollo’s founding in 1990, we believe our expertise in credit has served as an integral component of our company’s growth and success. Our credit-oriented approach to investing commenced in 1990 with the management of a high-yield bond and leveraged loan portfolio. Since that time, our credit activities have grown significantly, through both organic growth and strategic acquisitions. As of December 31, 2016, Apollo’s credit segment had total AUM and Fee-Generating AUM of $136.6 billion and $111.8 billion, respectively, across a diverse range of credit-oriented investments that utilize the same disciplined, value-oriented investment philosophy that we employ with respect to our private equity funds. Apollo’s broad credit platform, which we believe is adaptable to evolving market conditions and different risk tolerances, is categorized as follows:
Credit AUM as of December 31, 2016
(in billions)
Liquid/Performing
Our liquid/performing category within the credit segment generally includes funds and accounts where the underlying assets are liquid in nature and/or have some form of periodic redemption right. Liquid/performing includes a variety of hedge funds, CLOs and SIAs that utilize a range of investment strategies including performing credit, structured credit, and liquid opportunistic credit. Performing credit strategies focus on income-oriented, senior loan and bond investment strategies that target issuers primarily domiciled in the U.S. and in Europe. Structured credit strategies target multiple tranches of structured securities with favorable and protective lending terms, predictable payment schedules, well diversified portfolios and low default rates. Liquid opportunistic strategies primarily focus on credit investments that are generally liquid in nature and that utilize a similar value-oriented investment philosophy as our private equity business. This includes investments by our credit funds in a broad array of primary and secondary opportunities encompassing stressed and distressed public and private securities primarily within corporate credit, including senior loans (secured and unsecured), high yield, mezzanine, derivative securities, debtor in possession financings, rescue or bridge financings, and other debt investments. In aggregate, our AUM and Fee-Generating AUM within the liquid/performing category totaled $35.7 billion and $31.6 billion, respectively, as of December 31, 2016.
Hedge Funds
Hedge Funds primarily includes Apollo Credit Strategies Master Fund Ltd., Apollo Credit Master Fund Ltd. and Apollo Credit Short Opportunities Fund. Collectively, our hedge fund AUM and Fee-Generating AUM totaled $6.0 billion and $2.8 billion, respectively, as of December 31, 2016. Our hedge funds may utilize a mix of the investment strategies outlined above. Investments in these funds may be made on a long or short basis and employ leverage to finance the acquisition of various credit investments. Accordingly, the difference between AUM and Fee-Generating AUM for hedge funds is driven by non-fee paying leverage.
CLOs
CLOs includes more than 20 internally managed CLOs focused within the U.S. and Europe. In aggregate, our AUM and Fee-Generating AUM in CLOs totaled $12.2 billion and $11.8 billion, respectively, as of December 31, 2016. Through their lifecycle, CLOs employ structured credit and performing credit strategies with the goal of providing investors with competitive yields achieved through highly diversified pools of historically low defaulting assets.
SIAs / Other
SIAs / Other includes a diverse group of separately managed accounts and certain commitment-based funds where the underlying assets are liquid and generally employ a mix of performing credit, structured credit, and liquid opportunistic credit investment strategies. In aggregate, our AUM and Fee-Generating in SIAs and other accounts totaled $17.4 billion and $16.9 billion as of December 31, 2016, respectively. The managed accounts comprising the majority of AUM and Fee-Generating AUM within this subcategory are customized according to an investor’s specified risk and target return preferences.
Drawdown
Our drawdown category within the credit segment generally includes commitment-based funds and certain SIAs in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available. Drawdown comprises our fund series’ including Credit Opportunity Funds, European Principal Finance Funds, and Structured Credit Funds, including Financial Credit Investment Funds and Structured Credit Recovery Funds, as well as other commitment-based funds not included within a series of funds and certain SIAs. Drawdown funds and SIAs utilize a range of investment strategies including illiquid opportunistic, principal finance, and structured credit strategies. In aggregate, our AUM and Fee-Generating AUM within the drawdown category totaled $23.9 billion and $13.6 billion, respectively, as of December 31, 2016.
Credit Opportunity Funds
The Credit Opportunity Fund (“COF”) series primarily employs our illiquid opportunistic investment strategy, which focuses on credit investments that are less liquid in nature and that utilize a similar value-oriented investment philosophy as our private equity business. This includes investments in a broad array of primary and secondary opportunities encompassing stressed and distressed public and private securities primarily within corporate credit, including senior loans (secured and unsecured), high yield, mezzanine, debtor in possession financings, rescue or bridge financings, and other debt investments. Additionally, for certain illiquid opportunistic investments our underwriting process may result in selective and at times concentrated investments by the funds in the various industries on which we focus. In certain cases, leverage can be employed in connection with this strategy by having fund subsidiaries or special-purpose vehicles incur debt or by entering into credit facilities or other debt transactions to finance the acquisition of various credit investments. Our AUM and Fee-Generating AUM within the Credit Opportunity Funds totaled $3.6 billion and $2.5 billion, respectively, as of December 31, 2016.
European Principal Finance Funds
The European Principal Finance Fund (“EPF”) series primarily employs our principal finance investment strategy, which is utilized to invest in European commercial and residential real estate, performing loans, non-performing loans, and unsecured consumer loans, as well as acquiring assets as a result of distressed market situations. Our EPF series recently expanded as we held a first closing for our third European Principal Finance Fund during the year ended December 31, 2016. Certain of the EPF investment vehicles we manage own captive pan-European financial institutions, loan servicing and property management platforms. These entities perform banking and lending activities and manage and service consumer credit receivables and loans secured by commercial and residential properties. In aggregate, these financial institutions, loan servicing, and property management platforms operate in five European countries and employed approximately 1,500 individuals as of December 31, 2016. We believe the post-investment loan servicing and real estate asset management requirements, combined with the illiquid nature of these investments, limits participation by traditional long-only investors, hedge funds, and private equity funds, resulting in what we believe to be an opportunity for our credit business. Our AUM and Fee-Generating AUM within the European Principal Finance Funds totaled $7.1 billion and $5.2 billion, respectively, as of December 31, 2016.
Structured Credit Funds - FCI and SCRF
Our Structured Credit Funds include the Financial Credit Investment Fund series (“FCI”) and the Structured Credit Recovery Fund series (“SCRF”). Collectively, the Structured Credit Funds employ our structured credit investing strategy, which targets multiple tranches of less liquid structured securities with favorable and protective lending terms, predictable payment schedules, well-diversified portfolios and low default rates. Our AUM and Fee-Generating AUM within Structured Credit Funds totaled $5.0 billion and $2.8 billion, respectively, as of December 31, 2016.
Permanent Capital Vehicles - Credit
Our permanent capital vehicles category within the credit segment generally includes pools of assets which are not subject to redemption and are generally associated with long term asset management or advisory contracts. This category is comprised of (a) Athene assets managed or advised by Apollo; (b) assets that are owned by or related to Midcap and managed by Apollo; (c) assets of certain publicly traded vehicles managed by Apollo such as AINV, AIF, and AFT and (d) a non-traded business development company sub-advised by Apollo. The permanent capital vehicles within credit utilize a range of investment strategies including performing credit and structured credit as described previously, as well as directly originated credit. Direct origination generally relates to the sourcing of senior credit assets, both secured and unsecured, including asset-backed loans, leveraged loans, mezzanine debt, real estate loans, re-discount loans and venture loans. Directly originated credit is primarily employed by Midcap, AINV, and a non-traded business development company sub-advised by Apollo. In aggregate, our AUM and Fee-Generating AUM within our credit permanent capital vehicles totaled $67.4 billion and $66.6 billion, respectively, as of December 31, 2016.
Permanent Capital Vehicles excluding Athene Non-Sub-Advised Assets
This category includes all permanent capital vehicles within the credit segment described above except for the portion of Athene-related AUM that is not sub-advised by Apollo or invested in Apollo funds as of December 31, 2016. The AUM and Fee-Generating AUM we managed within the permanent capital vehicles excluding Athene Non-Sub-Advised category totaled $12.3 billion and $11.5 billion, respectively, as of December 31, 2016.
Athene Non-Sub-Advised Assets
This category includes the Athene assets which are managed by Apollo but not sub-advised by Apollo nor invested in Apollo funds or investment vehicles. We refer to these assets collectively as “Athene Non-Sub-Advised Assets”. Included in this category is $4.4 billion of Athene AUM for which AAME provides investment advisory services. Our AUM within the Athene Non-Sub-Advised category totaled $55.1 billion as of December 31, 2016, all of which was Fee-Generating AUM, although certain assets are subject to partial fee rebates as described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." For additional information, please refer to “—Athene” below.
Athene
As discussed in the preceding section, permanent capital vehicles within the credit segment includes Athene assets that are managed or advised by Apollo. As of December 31, 2016, Apollo, through its subsidiaries, managed or advised $70.8 billion of AUM and $70.8 billion of Fee-Generating AUM in accounts owned by or related to Athene (the “Athene Accounts”). This amount includes $15.7 billion of AUM that was either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo within the credit, real estate, and private equity business segments.
Athene Holding was founded in 2009 to capitalize on favorable market conditions in the dislocated life insurance sector. Athene Holding, through its subsidiaries, is a leading retirement services company that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. The products and services offered by Athene include: fixed and fixed indexed annuity products; reinsurance services offered to third-party annuity providers; and institutional products, such as funding agreements. Athene Holding became an effective registrant on December 9, 2016 under the U.S. Securities Exchange Act of 1934, as amended, and trades on the New York Stock Exchange (NYSE) under the symbol “ATH”.

Apollo, through its consolidated subsidiary, Athene Asset Management, provides asset management services to Athene, including asset allocation and portfolio management strategies, and receives fees from Athene Holding for providing such services. As of December 31, 2016, Athene Asset Management managed Athene Holding’s entire investment portfolio, except with respect to certain Athene assets which are advised by AAME. Through Athene Asset Management and AAME, Apollo managed or advised $70.8 billion of AUM as of December 31, 2016 in the Athene Accounts, of which approximately $15.7 billion, or approximately 22%, was either sub-advised by Apollo or invested in Apollo funds and investment vehicles. The vast majority of sub-advised assets are in managed accounts that invest in high grade credit asset classes such as CLO debt, commercial mortgage backed securities and insurance-linked securities. We currently expect this percentage to increase over time provided that we continue to perform successfully in providing asset management and advisory services to Athene. Athene Asset Management receives a gross management fee equal to 0.40% per annum on all AUM in the Athene Accounts, with certain limited exceptions for all of the services which Athene Asset Management provides to Athene. AAME receives a gross fee of 0.10% per annum on Athene assets it advises.
Advisory
Advisory refers to certain assets advised by AAME. AAME is a subsidiary of Apollo which provides asset allocation and risk management advisory services principally to certain of the insurance and bank institutions acquired by Apollo managed funds on either a cost reimbursement basis. Advisory excludes $4.4 billion of Athene AUM for which AAME provides investment advisory services. Our AUM as of December 31, 2016 within the Advisory category totaled $9.6 billion.
Real Estate
Our real estate group has a dedicated team of multi-disciplinary real estate professionals whose investment activities are integrated and coordinated with our private equity and credit business segments. We take a broad view of markets and property types in targeting debt and equity investment opportunities, including the acquisition and recapitalization of real estate portfolios, platforms and operating companies and distressed for control situations. As of December 31, 2016, our real estate business had total and fee generating AUM of approximately $11.5 billion and $8.3 billion, respectively, through a combination of investment funds, SIAs and ARI, a publicly-traded, commercial mortgage real estate investment trust managed by Apollo.
Real Estate AUM as of December 31, 2016
(in billions)
With respect to our real estate funds' equity investments, we take a value-oriented approach and our funds will invest in assets located in primary, secondary and tertiary markets across the United States and Asia. The U.S. real estate equity funds we manage pursue opportunistic investments in various real estate asset classes, which historically have included hospitality, office, industrial, retail, healthcare, residential and non-performing loans. The Asia real estate equity funds we manage have a primary focus on investing in China, India and Southeast Asia, while executing Apollo’s strategy of opportunistic value investing in real estate related assets, portfolios, companies, operating platforms, and structured finance. Our real estate equity funds under management currently include (i) AGRE U.S. Real Estate Fund, L.P. (“U.S. RE Fund I”) and Apollo U.S. Real Estate Fund II, L.P. (“U.S. RE Fund II”), our U.S. focused opportunistic funds, (ii) Apollo Asia Real Estate Fund, L.P. (“Asia RE Fund”), our Asia-focused opportunistic fund, (iii) Trophy Property Development Fund, L.P., a China-focused investment fund we manage since 2015 through the acquisition of Venator Real Estate Capital Partners (“Venator”), an Asian focused real estate investment manager and (iv) our legacy Citi Property Investors (“CPI”) business, the real estate investment management business we acquired from Citigroup in November 2010.
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
Strategic Investment Accounts
We manage several SIAs established to facilitate investments by third-party investors directly in Apollo funds and other securities. Institutional investors are expressing increasing levels of interest in SIAs since these accounts can provide investors with greater levels of transparency, liquidity and control over their investments as compared to more traditional investment funds. Based on the trends we are currently witnessing among a select group of large institutional investors, we expect our AUM that is managed through SIAs to continue to grow over time. As of December 31, 2016, approximately $20 billion of our total AUM was managed through SIAs.
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
In our credit business, we have raised private capital from prominent institutional investors and have also raised capital from public market investors, as in the case of AINV, AFT and AIF. AINV is listed on the NASDAQ Global Select Market and complies with the reporting requirements of that exchange. ATH, AFT and AIF are listed on the NYSE and comply with the reporting requirements of that exchange.
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
After discussing the proposed transaction with the deal team, the investment committee will decide whether to give its preliminary approval to the deal team to continue the selection, evaluation, diligence and negotiation process. The investment committee will typically conduct several meetings to consider a particular investment before finally approving that investment and its terms. Both at such meetings and in other discussions with the deal team, our Managing Partners and other investment professionals will provide guidance to the deal team on strategy, process and other pertinent considerations. Every private equity investment of our traditional private equity funds requires the approval of our Managing Partners.
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
Certain of our management companies, general partners and co-invest vehicles are committed to contribute to our funds and affiliates. As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of December 31, 2016 of $607.9 million.
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
ARI has elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code. To maintain its qualification as a REIT, ARI must distribute at least 90% of its taxable income to its shareholders and meet, on a continuing basis, certain other complex requirements under the Internal Revenue Code.
In addition, Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, Inc. From time to time, this entity is involved in transactions with affiliates of Apollo, including portfolio companies of the funds we manage, whereby AGS will earn fees for its services.
Broker-dealers are subject to regulations that cover all aspects of the securities business. In particular, as a registered broker-dealer and member of a self-regulatory organization, we are subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.
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
The insurance laws of each of Delaware, Iowa and New York prohibit any person from acquiring direct or indirect control of a domestic insurance company or its parent company unless that person has filed a notification with specified information with that state’s Commissioner or Superintendent of Insurance (the “Commissioner”) and has obtained the Commissioner’s prior approval. Under applicable Delaware, Iowa and New York statutes, the acquisition of 10% or more of the voting securities of an insurance company or its parent company is presumptively considered an acquisition of control of the insurance company, although such presumption may be rebutted. Accordingly, any person or entity that acquires, directly or indirectly, 10% or more of the voting securities of Apollo without the requisite prior approvals will be in violation of these laws and may be subject to injunctive action requiring the disposition or seizure of those securities or prohibiting the voting of those securities, or to other actions that may be taken by the applicable state insurance regulators.
The New York State Department of Financial Services (the “NYSDFS”) adopted an amendment to its holding company system regulations which requires prospective acquirers of New York domiciled insurers to provide greater disclosure with respect to intended changes to the business operations of the insurer, and which expressly authorizes the NYSDFS to impose additional conditions on such an acquisition and limit changes that the acquirer may make to the insurer’s business operations for a specified period of time following the acquisition without the NYSDFS’ prior approval. In particular, the amendment provides the NYSDFS with the specific authority to require acquirers of New York domiciled life insurers to post assets in a trust account for the benefit of the target company’s policyholders. In making such determination, the NYSDFS may consider whether the acquirer is, or is controlled by or under common control with, an investment manager such as Apollo. The NAIC’s former Private Equity Issues Working Group, which was formed to develop best practice recommendations relating to acquisitions of control of insurance or reinsurance companies by private equity and hedge funds, recently adopted new narrative guidance for state insurance examiners to consider in reviewing applications for an acquisition of an insurer by a private equity firm. Such guidance has been adopted by the NAIC and is included in the 2015 Annual/2016 Quarterly edition of the NAIC’s Financial Analysis Handbook.
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
Currently, there are proposals to increase the scope of regulation of insurance holding companies in both the United States and internationally. The NAIC has adopted amendments to the Holding Company Model Act that introduced the concept of “enterprise risk” within an insurance holding company system and imposed more extensive informational reporting regarding parents and other affiliates of insurance companies, with the purpose of protecting domestic insurers from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to domestic insurers. Changes to existing NAIC model laws or regulations must be adopted by individual states or foreign jurisdictions before they will become effective. To date, each of Delaware, Iowa and New York has enacted laws to adopt such amendments.
Internationally, the International Association of Insurance Supervisors is in the process of adopting a framework for the “group wide” supervision of internationally active insurance groups. In the United States, the NAIC has also promulgated additional amendments to its insurance holding company system model law that address “group wide” supervision of internationally active insurance groups. To date, Delaware has enacted laws to adopt a form of these amendments, and Iowa has adopted similar provisions under a predecessor statute. We cannot predict with any degree of certainty the additional capital requirements, compliance costs or other burdens these requirements may impose on us and our insurance company affiliates.
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
Although the federal government does not directly regulate the insurance business, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation, can significantly affect the insurance business. The Dodd-Frank Wall Street Reform and Consumer Protection Act established the Federal Insurance Office (the “FIO”) within the U.S. Department of the Treasury headed by a Director appointed by the Treasury Secretary. While currently not having a general supervisory or regulatory authority over the business of insurance, the Director of the FIO performs various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding non-bank financial companies to be designated as SIFIs. The Director of the FIO has also submitted reports to the U.S. Congress on (i) modernization of U.S. insurance regulation (provided in December

2013) and (ii) the U.S. and global reinsurance market (provided in November 2013 and January 2015, respectively). Such reports could ultimately lead to changes in the regulation of insurers and reinsurers in the U.S.
As the ultimate parent of the general partner or manager of certain shareholders of Athene Holding, we are subject to certain insurance laws and regulations in Bermuda, where Athene Holding’s direct, wholly owned subsidiary, Athene Life Re Ltd. (“ALRe”), is registered as a Class E insurer. ALRe is subject to regulation and supervision by the Bermuda Monetary Authority (“BMA”) and compliance with all applicable Bermuda law and Bermuda insurance statutes and regulations, including but not limited to the Insurance Act of 1978 (Bermuda) and the rules and regulations promulgated thereunder (the “Bermuda Insurance Act”).
Under the Bermuda Insurance Act, the BMA maintains supervision over the “controllers” of all registered insurers in Bermuda. For these purposes, a “controller” includes a shareholder controller. The definition of shareholder controller is set out in the Bermuda Insurance Act but generally refers to (a) a person who holds 10% or more of the shares carrying rights to vote at a shareholders’ meeting of the registered insurer or its parent company, (b) a person who is entitled to exercise 10% or more of the voting power at any shareholders’ meeting of such registered insurer or its parent company or (c) a person who is able to exercise significant influence over the management of the registered insurer or its parent company by virtue of its shareholding or its entitlement to exercise, or control the exercise of, the voting power at any shareholders’ meeting.
The Bermuda Insurance Act imposes certain notice requirements upon any person that has become, or as a result of a disposition ceased to be, a shareholder controller, and failure to comply with such requirements is punishable by a fine of $25,000. Athene Holding’s shareholder controllers include Apollo and certain investment funds and other collective investment vehicles controlled by or under common control with Apollo. In addition, the BMA may file a notice of objection to any person or entity who has become a controller of any description where it appears that such person or entity is not, or is no longer, fit and proper to be a controller of the registered insurer. Any person or entity who continues to be a controller of any description after having received a notice of objection is guilty of an offense and liable on summary conviction to a fine of $25,000 (and a continuing fine of $500 per day for each day that the offense is continuing) or, if convicted on indictment, to a fine of $100,000 and/or two years in prison.
The BMA may, in accordance with the Bermuda Insurance Act and in respect of an insurance group, determine whether it is appropriate for it to act as its group supervisor. The BMA has not yet designated any long-term life reinsurers, such as ALRe, for group supervision; accordingly, our insurance company affiliates are not currently subject to group supervision by the BMA. The BMA may, however, exercise its authority to act as group supervisor for our insurance company affiliates in the future. We cannot predict with any degree of certainty the additional capital requirements, compliance costs or other burdens that such a determination may impose on us and our insurance company affiliates.
Apollo Management International LLP (“AMI”) is authorized and regulated by the U.K. Financial Conduct Authority (“FCA”) in the United Kingdom, under the Financial Services and Markets Act 2000 (“FSMA”) and the rules promulgated thereunder. AMI has permission to engage in certain specified regulated activities, including dealing as agent and arranging deals in relation to certain types of investments. Most aspects of AMI’s investment business are governed by the FSMA and related rules, including sales, research, trading practices, provision of investment advice, corporate finance, regulatory capital, record keeping, approval standards for individuals, anti-money laundering and period reporting and settlement procedures. The U.K. Financial Conduct Authority is responsible for administering these requirements and our compliance with the relevant the FSMA and related rules.
Apollo Asset Management Europe LLP and its subsidiary Apollo Asset Management Europe PC LLP (together, AAME), each registered in England and Wales and authorized by the FCA as appointed representatives of AMI, are subsidiaries of Apollo whose primary purpose is to provide a centralized asset management and risk function to European clients in the financial services and insurance sectors. Currently, AAME provides client services to its clients jointly with AMI. Until AAME receives full authorization by the FCA, references to AAME in this report mean AAME and AMI.
Apollo Investment Management Europe LLP (“AIME”) is authorized as an Alternative Investment Fund Manager (“AIFM”) by the FCA in the United Kingdom. The AIFM is intended to market and distribute new European funds to institutional clients in Europe. It will also allow for one central registration per European fund rather than multiple registrations as is currently the case under national private placement regimes.
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
We generally operate without information barriers between our businesses. In an effort to manage possible risks resulting from our decision not to implement these barriers, our compliance personnel maintain a list of issuers for which we have access to material, non-public information and for whose securities our funds and investment professionals are not permitted to trade. We could in the future decide that it is advisable to establish information barriers, particularly as our business expands and diversifies. In such event our ability to operate as an integrated platform will be restricted. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our businesses.”
Available Information
Apollo Global Management, LLC is a Delaware limited liability company that was formed on July 3, 2007. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge on or through our website at www.agm.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. The information on our website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC. You may also read and copy any document we file at the SEC's public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. In addition these reports and the other documents we file with the SEC are available on the SEC’s website at www.sec.gov.

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
We depend on Leon Black, Joshua Harris and Marc Rowan and other key personnel, and the loss of their services would have a material adverse effect on us.
The success of our businesses depends on the efforts, judgment and personal reputations of our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, and other key personnel. Their reputations, expertise in investing, relationships with our fund investors and relationships with members of the business community on whom our funds depend for investment opportunities and financing are each critical elements in operating and expanding our businesses. We believe our performance is strongly correlated to the performance of these individuals. Accordingly, our retention of our Managing Partners and other key personnel is crucial to our success. Our Managing Partners and other key personnel may resign, join our competitors or form a competing firm. If our Managing Partners or other key personnel were to join or form a competitor, some of our fund investors could choose to invest with that competitor, another competitor or not at all, rather than in our funds. The loss of the services of our Managing Partners and other key personnel would have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our Managing Partners or other key personnel. In addition, the loss of two or more of our Managing Partners or certain other key personnel may result in the termination of our role as general partner of certain of our funds and the termination of the commitment periods of certain of our funds. See “—If two or more of our Managing Partners or certain other investment professionals leave our company, the commitment periods of certain of our funds may be terminated, and we may be in default under the governing documents of certain of our funds and our credit agreement.”
Changes in the debt financing markets may negatively impact the ability of our funds and their portfolio companies to obtain attractive financing for their investments and may increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income.
In the event that our funds are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, our funds may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the investment income earned by us. Any failure by lenders to provide previously committed financing can also expose us to potential claims by sellers of businesses which our funds may have contracted to purchase. Our funds’ portfolio companies regularly utilize the corporate debt markets in order to obtain financing for their operations. To the extent that the current credit markets and/or regulatory changes have rendered financing difficult to obtain or more expensive, this may negatively impact the operating performance of such portfolio companies and funds, and lead to lower-yielding investments with respect to such funds and, therefore, the investment returns on our funds. In addition, to the extent that the current markets make it difficult or impossible to refinance debt that is maturing in the near term, a relevant portfolio company may face substantial doubt as to its status as a going concern (which may result in an event of default under various agreements) or be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.

Difficult market or economic conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of the investments made by our funds or reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenue, net income and cash flow and adversely affect our financial prospects and condition.
Our businesses and the businesses of the companies in which our funds invest are materially affected by conditions in the global financial markets and economic conditions throughout the world, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). Recently, markets have been affected by a weak global economy, increases in interest rates in the U.S., concerns of China’s slowing economy, falling oil prices, growing debt loads for certain countries and uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures. The increase in the foreign exchange value of the U.S. Dollar could also result in financial market dislocations that could negatively impact deal financing conditions. The low price of oil may increase default risk among corporate and sovereign borrowers that have exposure to the energy sector, which increases the cost or availability of financing for certain of our funds’ transactions. Global financial markets have experienced considerable volatility in the valuations of equity and debt securities, a contraction in the availability of credit and an increase in the cost of financing. These factors are outside our control and may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these conditions. Volatility in the financial markets can materially hinder the initiation of new, large-sized transactions for our private equity segment and, together with volatility in valuations of equity and debt securities, may adversely impact our operating results. If market conditions deteriorate, our businesses could be affected in different ways. In addition, these events and general economic trends are likely to impact the performance of portfolio companies in many industries, particularly industries that are more affected by changes in consumer demand, such as the packaging, manufacturing, chemical and refining industries, as well as travel and leisure, gaming and real estate industries. The performance of our funds and our performance may be adversely affected to the extent our fund portfolio companies in these industries experience adverse performance or additional pressure due to downward trends. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs, within a time frame sufficient to match any further decreases in net income or increases in net losses relating to changes in market and economic conditions.
A financial downturn could adversely affect our operating results in a number of ways, and if the economy was to re-enter a recessionary or inflationary period, it may cause our revenue and results of operations to decline by causing:

•	our AUM to decrease, lowering management fees and other income from our funds;

•	increases in costs of financial instruments;

•
adverse conditions for the portfolio companies of our funds (e.g., decreased revenues, liquidity pressures, increased difficulty in obtaining access to financing and complying with the terms of existing financings as well as increased financing costs);

•	lower investment returns, reducing incentive income;

•	higher interest rates, which could increase the cost of the debt capital our funds use to acquire companies in our private equity business; and

•	material reductions in the value of our fund investments, affecting our ability to realize incentive income from these investments.
Lower investment returns and such material reductions in value may result because, among other reasons, during periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), companies in which our funds invest may experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies may also have difficulty in expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due, including expenses payable to us. In addition, during periods of adverse economic conditions, our funds and their portfolio companies may have difficulty accessing financial markets, which could make it more difficult or impossible to obtain funding for additional investments and harm our AUM and operating results. Furthermore, such conditions would also increase the risk of default with respect to debt investments made by our funds, which could have a negative impact on our funds with significant debt investments, such as our credit funds. Our funds may be affected by reduced opportunities to exit and realize value from their investments, by lower than expected returns on investments made prior to the deterioration of the credit markets, and by the fact that we may not be able to find suitable investments for the funds to effectively deploy capital, which could adversely affect our ability to raise new funds and thus adversely impact our prospects for future growth.
While the adverse effects of the unprecedented turmoil in global financial markets in 2008 and 2009 have abated to a certain degree, markets have continued to experience volatility including during August and September 2015 and then again in January 2016, following the decision of the People’s Bank of China to reduce the foreign exchange value of the renminbi. As

China accounts for a significant portion of global manufacturing output and is a key link in global supply chains, a slowdown in China’s industrial sector has a direct negative impact on global industrial orders. At the same time, the decline in Chinese demand for industrial inputs has contributed to a reduction in the capital spending of global businesses operating in the energy, metals, and mining industries because low commodity prices generally do not support new capital investment in businesses in these industries. To the extent China’s growth continues to slow, the portfolio companies of our funds around the world, especially those in the industrial industries, could be adversely impacted. Low levels of growth and high levels of government debt in major markets including the United States and Europe persist, and Europe continues to experience high unemployment and ongoing austerity. Concerns regarding sovereign defaults and the possibility that additional countries might leave the European Union (“EU”) have resurfaced.
Heightened financial market volatility has also been attributed to weakness in commodity prices. The low price of oil has increased default risk among corporate and sovereign borrowers that have exposure to the energy sector. Losses (or anticipated losses) on energy and related credits have been so large that financing sources, particularly in the U.S., are exercising caution in providing additional credit in all sectors. This tightening in the debt financing market could impact our funds’ ability to finance transactions, as well as the operations of our funds’ portfolio companies, by increasing the cost and/or decreasing the availability of financing.
To the extent the uncertainty in the market prompts sellers to readjust their valuations, attractive investment opportunities may present themselves. On the other hand, the reduction in the availability of credit financing could impact our funds’ ability to consummate transactions, particularly larger transactions. In the event that our investment pace slows, it could have an adverse impact on our ability to generate future performance fees and fully invest the capital in our funds. Our funds may also be affected by reduced opportunities to exit and realize value from their investments via a sale or merger upon a general slowdown in corporate mergers and acquisitions activity. Additionally, we may not be able to find suitable investments for the funds to effectively deploy capital and these factors could adversely affect the timing of and our ability to raise new funds.
In addition, while conditions in the U.S. economy have somewhat improved since the credit crisis, many other economies continue to experience weakness, tighter credit conditions and a decreased availability of foreign capital. Further, there is concern that the favorability of conditions in certain markets may be dependent on continued monetary policy accommodation from central banks, especially the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the European Central Bank (“ECB”). Since the most recent recession, the Federal Reserve has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. However, in December 2015, the Federal Reserve raised its benchmark interest rate by a quarter of a percentage point, and in December 2016 the Federal Reserve raised interest rates further by one quarter point and indicated it may continue raising interest rates in the coming twelve months. Higher interest rates generally impact the investment management industry by making it harder to obtain financing for new investments, refinance existing investments or liquidate debt investments, which can lead to reduced investment returns and missed investment opportunities. Consequently, such increases in interest rates may have an adverse impact on our business.
Changing political environments, regulatory restrictions and changes in government institutions and policies outside of the United States could adversely affect our businesses. Our businesses may be adversely affected by the planned exit of the U.K. from the EU. The U.K. held a referendum on June 23, 2016 at which the electorate voted to leave the EU.  However, the government of the U.K. has not entered into negotiations with the EU Council or invoked article 50 of the Treaty on the European Union (which would have the effect of formally initiating the withdrawal of the U.K. from the EU).  The Treaty on the European Union provides for a period of up to two years for negotiation of withdrawal arrangements, at the end of which (whether or not agreement has been reached) EU treaties cease to apply to the withdrawing member state unless the European Council, in agreement with the member state concerned, unanimously decides to extend this period.  During, and possibly after, this two-year period there is likely to be considerable uncertainty as to the position of the U.K. and the arrangements which will apply to its relationships with the EU and other countries following its withdrawal.  This uncertainty may affect other countries in the EU, or elsewhere, if they are considered to be impacted by these events.  Additionally, political parties in several other EU member states have proposed that a similar referendum be held on their country’s membership in the EU.  It is unclear whether any other EU member states will hold such referendums, but such referendums could result in one or more other countries leaving the EU or in major reforms being made to the EU or to the eurozone. The nature and extent of the impact of such events on our businesses is difficult to predict but they may adversely affect the operations of the portfolio companies of our funds, the availability of credit and liquidity for our businesses and the return on our funds and their investments.  There may be detrimental implications for the value of certain of our funds’ investments, their ability to enter into transactions or to value or realize such investments or otherwise to implement their investment program.  This may be due to, among other things:

•	increased uncertainty and volatility in the U.K. and EU financial markets;

•	fluctuations in the market value of British Pounds and of U.K. and EU assets;

•	fluctuations in exchange rates between British Pounds, the Euro and other currencies;

•	increased illiquidity of investments located or listed within the U.K. or the EU;

•	changes in the willingness or ability of financial and other counterparties to enter into transactions, or the price at which and terms on which they are prepared to transact; and/or

•	changes in legal and regulatory regimes to which we, our funds, and/or certain of our funds’ assets and portfolio companies are, or become, subject.
Once the position of the U.K. and the arrangements which will apply to its relationships with the EU and other countries have been established, or if the U.K. ceases to be a member of the EU without having agreed on such arrangements or before such arrangements become effective, it is possible that certain of our funds’ investments may need to be restructured to enable their objectives fully to be pursued. This may increase costs or make it more difficult for us to pursue our objectives.
Our operating results will most likely continue to be affected by economic and fiscal conditions in eurozone countries and developments relating to the euro. The deterioration of the sovereign debt of several eurozone countries together with the risk of contagion to other more stable economies exacerbated the global economic crisis. This situation raised a number of uncertainties regarding the stability and overall standing of the EU.  Economic, political or other factors could still result in changes to the composition of the EU.  The risk that other eurozone countries could be subject to higher borrowing costs and face further deterioration in their economies, together with the risk that some countries could withdraw from the eurozone, could have a negative impact on our funds’ investment activities.  A reintroduction of national currencies in one or more eurozone countries or, in more extreme circumstances, the possible dissolution of the EU cannot be ruled out.  The departure or risk of departure from the EU by one or more eurozone countries and/or the abandonment of the Euro as a currency could have major negative effects on our business. These potential developments, or market perceptions concerning these and related issues, could adversely affect our businesses.
A decline in the pace of investment in our funds, an increase in the pace of sales of investments in our funds, or an increase in the amount of transaction and advisory fees we share with our fund investors would result in our receiving less revenue from fees.
A variety of fees that we earn, such as transaction and advisory fees, are driven in part by the pace at which our funds make investments. Many factors could cause a decline in the pace of investment, including the inability of our investment professionals to identify attractive investment opportunities, competition for such opportunities, decreased availability of capital on attractive terms and our failure to consummate identified investment opportunities because of business, regulatory or legal complexities and adverse developments in the U.S. or global economy or financial markets. Any decline in the pace at which our funds make investments would reduce our transaction and advisory fees and could make it more difficult for us to raise capital. Likewise, during attractive selling environments, our funds may capitalize on increased opportunities to exit investments. Any increase in the pace at which our funds exit investments would reduce transaction and advisory fees. In addition, some of our fund investors have requested, and we expect to continue to receive requests from fund investors, that we share with them a larger portion, or all, of the transaction and advisory fees generated by our funds’ investments. To the extent we accommodate such requests, it would result in a decrease in the amount of fee revenue we could earn. For example, in Fund VIII we agreed that 100% of certain transaction and advisory fees will be shared with the management fee paying investors in the fund through a management fee offset mechanism, whereas the percentage was 68% in Fund VII.
The SEC has also recently focused on certain fund fees and expenses, including whether such fees and expenses were appropriately disclosed to fund investors, which may cause fund investor resistance to our receipt of fees and reimbursement of expenses. As publicly disclosed, we reached a settlement with the SEC concerning the acceleration of certain fees and other issues in August 2016.
If two or more of our Managing Partners or certain other investment professionals leave our company, the commitment periods of certain of our funds may be terminated, and we may be in default under the governing documents of certain of our funds and certain of our credit facilities.
The governing agreements of certain of our funds provide that in the event certain “key persons” (such as two or more of Messrs. Black, Harris and Rowan and/or certain other of our investment professionals) fail to devote the requisite time to our businesses, the commitment period will terminate if a certain percentage in interest of the fund investors do not vote to continue the commitment period, or the commitment period may terminate for a variety of other reasons. This is true for example of Fund VI, Fund VII and Fund VIII. Certain of our other funds have similar provisions. Furthermore, the 2013 AMH Credit Facilities described in note 11 to our consolidated financial statements provide that an event of default may occur if such “key persons” no longer own a majority of the voting power represented by our issued and outstanding equity and a majority of our economic interests. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our funds or the 2013 AMH Credit Facilities would likely result in significant reputational damage to us.

Messrs. Black, Harris and Rowan and other key personnel may terminate their employment with us at any time.
We may not be successful in raising new funds or in raising more capital for certain of our existing funds and may face pressure on incentive income and fee arrangements of our future funds.
Our funds may not be successful in consummating their current capital-raising efforts or others that they may undertake, or they may consummate them at investment levels lower than those currently anticipated. Any capital raising that our funds undertake may be on terms that are unfavorable to us or that are otherwise different from the terms that we have been able to obtain in the past. These risks could occur for reasons beyond our control, including general economic or market conditions, regulatory changes or increased competition.
For example, as a result of the global economic downturn during 2008 and 2009, a large number of institutional investors that invest in alternative assets and have historically invested in our funds experienced negative pressure across their investment portfolios, which affected our ability to raise capital from them. These institutional investors experienced, among other things, a significant decline in the value of their public equity and debt holdings and a lack of realizations from their existing private equity portfolios. Consequently, many of these investors were left with disproportionately outsized remaining commitments to a number of private equity funds, and were restricted from making new commitments to third-party managed private equity funds such as those managed by us. To the extent similar economic conditions reoccur, we may be unable to raise sufficient amounts of capital to support the investment activities of our existing and future funds.
In addition, certain institutional investors have publicly criticized certain fund fee and expense structures, including management, transaction and advisory fees. In September 2009, the Institutional Limited Partners Association, or “ILPA,” published a set of Private Equity Principles, or the “Principles,” which were revised in January 2011. The Principles were developed in order to encourage discussion between limited partners and general partners regarding private equity fund partnership terms. Certain of the Principles call for enhanced “alignment of interests” between general partners and limited partners through modifications of some of the terms of fund arrangements, including proposed guidelines for fees and incentive income structures. We provided ILPA our endorsement of the Principles, representing an indication of our general support for the efforts of ILPA. Although we have no obligation to modify any of our fees with respect to our existing funds, we may experience pressure to do so.
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
The failure of our funds to raise capital in sufficient amounts and on satisfactory terms could result in a decrease in AUM, incentive income and/or fee revenue or could result in us being unable to achieve an increase in AUM, incentive income and/or fee revenue, and could have a material adverse effect on our financial condition and results of operations. Similarly, any modification of our existing fee arrangements or the fee structures for new funds could adversely affect our results of operations.
Investors in our funds with commitment-based structures may not satisfy their contractual obligation to fund capital calls when requested by us, which could adversely affect a fund’s operations and performance.
Investors in all of our private equity and certain of our credit and real estate funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on fund investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations when due. Any investor that does not fund a capital call would be subject to several possible penalties, including forfeiting a significant amount of its existing investment in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested, and if an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.
We may not have sufficient cash to satisfy general partner obligations to return incentive income if and when they are triggered under the governing agreements with our fund investors.
Incentive income from our private equity funds and certain of our credit and real estate funds is subject to contingent repayment by the general partner if, upon the final distribution, the relevant fund’s general partner has received cumulative incentive income on individual portfolio investments in excess of the amount of incentive income it would be entitled to from the profits calculated for all portfolio investments in the aggregate. Adverse economic conditions may increase the likelihood of triggering these general partner obligations. The Managing Partners, Contributing Partners and certain other investment professionals have personally guaranteed, subject to certain limitations, these general partner obligations. We have agreed to indemnify the Managing Partners and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of certain funds that we manage (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that the Managing Partners and Contributing Partners have contributed or sold to the Apollo Operating Group. To the extent one or more such general partner obligations were to be triggered, we might not have available cash to repay the incentive income and satisfy such obligations, or if applicable, to reimburse the Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay under their guarantees. If we were unable to repay such incentive income, we would be in breach of the relevant governing agreements with our fund investors and could be subject to liability.
The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares.
We have presented in this report the returns relating to the historical performance of our private equity, credit and real estate funds. The returns are relevant to us primarily insofar as they are indicative of incentive income we have earned in the past and may earn in the future, our reputation and our ability to raise new funds. The returns of the funds we manage are not, however, directly linked to returns on our Class A shares. Therefore, you should not conclude that any continued positive performance of the funds we manage will necessarily result in positive returns on an investment in Class A shares. However, poor performance of the funds we manage will cause a decline in our revenue from such funds, and would therefore have a negative effect on our performance and the value of our Class A shares. An investment in our Class A shares is not an investment in any of the Apollo funds.
Moreover, the historical returns of our funds should not be considered indicative of the future returns of such funds or any future funds we may raise, in part because:

•
market conditions during previous periods may have been significantly more favorable for generating positive performance, particularly in our private equity business, than the market conditions we may experience in the future;

•
our private equity funds’ and certain other funds’ rates of return, which are calculated on the basis of net asset value of the funds’ investments, reflect unrealized gains, which may never be realized;

•
our funds’ returns have benefited from investment opportunities and general market conditions that may not repeat themselves, including the availability of debt financing on attractive terms and the availability of distressed debt opportunities, and we may not be able to achieve the same returns or secure the same profitable investment opportunities or deploy capital as quickly;

•
the historical returns that we present in this report derive largely from the performance of our existing private equity funds, whereas future fund returns will depend increasingly on the performance of our newer funds or funds not yet formed, which may have little or no realized investment track record and may have lower target returns than our existing private equity funds;

•
the attractive returns of certain of our funds have been driven by the rapid return of invested capital, which has not occurred with respect to all of our funds and we believe is less likely to occur in the future;

•
in recent years, there has been increased competition for private equity investment opportunities resulting from, among other things, the increased amount of capital invested in private equity funds and high liquidity in debt markets;

•	our newly established funds may generate lower returns during the period that they take to deploy their capital; and

•
we may create new funds in the future that reflect a different asset mix, investment strategy, and/or geographic and industry exposure, as well as target returns and economic terms, compared to our current funds, and any such new funds could have different returns from our existing or previous funds.

Finally, the IRR of our funds has historically varied greatly from fund to fund. Accordingly, you should realize that the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our funds as a whole. Future returns will also be affected by the risks described elsewhere in this report and risks of the industries and businesses in which a particular fund invests. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Historical Investment Performance of Our Funds.”

Our funds’ reported net asset values, rates of return and the incentive income we receive are subject to a number of factors beyond our control and are based in large part upon estimates of the fair value of our funds’ investments, which are based on subjective standards that may prove to be incorrect.
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
We include the fair value of illiquid assets in the calculations of net asset values, returns of our funds and our AUM. Furthermore, we recognize incentive income based in part on these estimated fair values. Because these valuations are inherently uncertain, they may fluctuate greatly from period to period. Also, they may vary greatly from the prices that would be obtained if the assets were to be liquidated on the date of the valuation and often do vary greatly from the prices our funds eventually realize. See note 2 to our consolidated financial statements for more detail.
In addition, the values of our funds’ investments in publicly traded assets are subject to significant volatility, including due to a number of factors beyond our control. These include actual or anticipated fluctuations in the quarterly and annual results of these companies or other companies in their industries, market perceptions concerning the availability of additional securities for sale, general economic, social or political developments, changes in industry conditions or government regulations, changes in management or capital structure and significant acquisitions and dispositions. Because the market prices of these securities can be volatile, the valuation of these assets may change from period to period, and the valuation for any particular period may not be realized at the time of disposition. In addition, because our private equity funds often hold very large amounts of the securities of their portfolio companies, the disposition of these securities often takes place over a long period of time, which can further expose us to volatility risk. Even if our funds hold a quantity of public securities that may be difficult to sell in a single transaction, we do not discount the market price of the security for purposes of our valuations.
If a fund realizes value on an investment that is significantly lower than the value at which it was reflected in a fund’s net asset values, the fund would suffer losses. This could in turn lead to a decline in our management fees and a loss equal to the portion of the incentive income reported in prior periods that was not actually realized upon disposition. These effects could become applicable to a large number of our funds’ investments if our funds’ current valuations differ from future valuations due to market developments or other factors that are beyond our control. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Analysis” for information related to fund activity that is no longer consolidated. If asset values turn out to be materially different than values reflected in fund net asset values, fund investors could lose confidence which could, in turn, result in redemptions from our funds that permit redemptions or difficulties in raising additional capital.
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
Our future growth will depend in part on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges:

•	in maintaining adequate financial, regulatory and business controls;

•	in implementing new or updated information and financial systems and procedures; and

•	in training, managing and appropriately sizing our work force and other components of our businesses in a timely and cost-effective basis.

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
Overview of Our Regulatory Environment. We are subject to extensive regulation, including periodic examinations, by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of an investment advisor from registration or memberships. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator is small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or fail to gain new investors. The requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our funds and may not necessarily be designed to protect our shareholders. Consequently, these regulations often serve to limit our activities. For example, in 2014 federal bank regulatory agencies issued leveraged lending guidance covering transactions characterized by a degree of financial leverage. Such guidance has limited the amount and may increase the cost of financing our funds are able to obtain for transactions, which may lead to a negative impact on the returns on our funds’ investments.
Our businesses may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. For example, in 2015, senior officials at the SEC emphasized their intention to implement a “broken windows” policy, meaning that the SEC will pursue even the most minor violations on the theory that publicly pursuing smaller matters will reduce the prevalence of larger matters.
Regulatory changes in the United States could adversely affect our business. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act,” continues to impose significant regulations on almost every aspect of the U.S. financial services industry, including aspects of our businesses and the markets in which we operate. Among other things, the Dodd-Frank Act includes the following provisions that could have an adverse impact on our ability to continue to operate our businesses.

•
The Dodd-Frank Act established the Financial Stability Oversight Council (the “FSOC”), which is comprised of representatives of all the major U.S. financial regulators, to act as the financial system’s systemic risk regulator with the authority to review the activities of non-bank financial companies that are designated as “systemically important.” Such designation is applicable to companies where material financial distress could pose risk to the financial stability of the United States. On April 3, 2012, the FSOC issued a final rule and interpretive guidance regarding the process by which it will designate non-bank financial companies as systemically important financial institutions (“SIFIs”). On February 4, 2015, FSOC approved supplemental procedures for this process. The final rule and interpretive guidance detail a three-stage process, with the level of scrutiny increasing at each stage. Initially, the FSOC will apply a broad set of uniform quantitative metrics to screen out financial companies that do not warrant additional review. The FSOC will consider whether a company has at least $50 billion in total consolidated assets and whether it meets other thresholds relating to credit default swaps outstanding, derivative liabilities, total debt outstanding, a minimum leverage ratio of total consolidated assets (excluding separate accounts) to total equity of 15 to 1, and a short-term debt ratio of debt (with maturities of less than 12 months) to total consolidated assets (excluding separate accounts) of 10%. A company that meets or exceeds both the asset threshold and one of the other thresholds will be subject to additional review. The review criteria could, and are expected to, evolve over time. To date, the FSOC has designated a few non-bank financial institutions for Federal Reserve supervision. While we believe it is unlikely that we would be designated as systemically important, if such designation were to occur, we would be subject to significantly increased levels of regulation, including heightened standards relating to capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and being subject to annual stress tests by the Federal Reserve.

•
The Dodd-Frank Act requires many private equity and hedge fund advisers to register with the SEC under the Investment Advisers Act, to maintain extensive records and to file reports if deemed necessary for purposes of systemic risk assessment by certain governmental bodies. As described elsewhere in this Form 10-K, all of the investment advisers of our investment funds operated in the U.S. are registered as investment advisers with the

SEC. In connection with the work of the FSOC, on October 31, 2011, the SEC and the Commodity Futures Trading Commission (the “CFTC”) issued a joint final rule, which requires large private equity fund advisors, such as Apollo, to submit reports on Form PF focusing primarily on the extent of leverage incurred by their funds’ portfolio companies and the use of bridge financing in their funds’ investments in financial institutions.

•
On December 18, 2014, the FSOC released a notice seeking public comment on the potential risks posed by aspects of the asset management industry, including whether asset management products and activities pose potential risks to the U.S. financial system in the areas of liquidity and redemptions, leverage, operational functions, and resolution, or in other areas.

•
The Dodd-Frank Act, under what has become known as the “Volcker Rule,” generally prohibits insured banks or thrifts, any bank holding company or savings and loan holding company, any non-U.S. bank with a U.S. branch, agency or commercial lending company and any subsidiaries and affiliates of such entities, regardless of geographic location (collectively, “banking entities”), from investing in, sponsoring or having certain other relationships with “covered funds,” which include private equity funds or hedge funds. The final Volcker Rule became effective on April 1, 2014 and was subject to a conformance period, which ended on July 21, 2016. The Volcker Rule adversely affects our ability to raise funds from banking entities. The Dodd-Frank Act authorizes U.S. federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk taking by covered financial institutions. Such restrictions could limit our ability to recruit and retain investment professionals and senior management executives.

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
It is impossible to determine the full extent of the impact on us of the Dodd-Frank Act or any other new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our businesses, including the changes described above, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our business. Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds. Complying with any new laws or regulations could be more difficult and expensive, affect the manner in which we conduct our businesses and adversely affect our profitability.
Regulatory changes in jurisdictions outside of the United States could adversely affect our business. Apollo provides investment management services through registered investment advisors in various jurisdictions around the world. Investment advisors are subject to extensive regulation not only in the United States, but also in the other countries in which our investment activities occur. In the United Kingdom (the “U.K.”), we are subject to regulation by the U.K. Financial Conduct Authority. Our other European operations, and our investment activities around the globe, are subject to a variety of regulatory regimes that vary country by country. A failure to comply with the obligations imposed by the regulatory regimes to which we are subject, could result in investigations, sanctions and reputational damage.
The European Union Alternative Investment Fund Managers Directive (“AIFMD”) came into force on July 22, 2013. The AIFMD imposes significant regulatory requirements on fund managers operating within the European Economic Area (the “EEA”), including with respect to conduct of business, regulatory capital, valuations, disclosures and marketing, and rules on the structure of remuneration for certain personnel. Compliance with the AIFMD has also increased the cost and complexity of raising capital for our funds and consequently may also slow the pace of fundraising. Alternative investment funds (i) organized outside of the EEA and (ii) in which interests are marketed under AIFMD within the EEA are also subject to significant operational requirements. For example, currently such funds may only be marketed in EEA jurisdictions in compliance with requirements to register the fund for marketing in each relevant jurisdiction and to undertake periodic investor and regulatory reporting. In some countries, additional obligations are imposed: for example, in Germany, marketing of a non-EEA fund also requires the appointment of one or more depositaries (with cost implications for the fund). In the longer term non-EEA managers of non-EEA funds may be able to register under the AIFMD, although whether and when this may become possible is unclear. Where Apollo registers under the AIFMD as a non-EEA manager (if that option becomes available) or chooses to establish an EEA fund vehicle managed by its U.K. affiliate which is registered under the AIFMD (“the AIFM”), Apollo will have more freedom to promote relevant funds in the EEA. However, this remains subject to ongoing full compliance with all the requirements of the AIFMD, which include (among other things) satisfying the competent authority of the robustness of internal arrangements with respect to risk management, in particular liquidity risks and additional operational and counterparty risks associated with short selling; the management and disclosure of conflicts of interest; the fair valuation of assets; and the security of depository/custodial arrangements. Additional requirements and restrictions apply where funds invest in an EEA portfolio company, including restrictions that may impose limits on certain investment and realization strategies, such as dividend recapitalizations and reorganizations. Such rules could potentially impose significant additional costs on the operation of our businesses or investments in the EEA and could limit our operating flexibility within the relevant jurisdictions.
The EU is introducing significant changes to the EU Markets in Financial Instruments Directive (Directive 2004/39/EC) (“MiFID”), known as “MiFID II.” The original MiFID, which came into force in 2007, is the foundational piece of legislation for financial services firms operating in the EU. While MiFID II was due to come into force with effect from January 2017, MiFID II’s implementation date has been delayed to January 3, 2018. Many of the changes in MiFID II will impose significant new organizational, conduct, governance and reporting requirements, including new requirements around the receipt of inducements and the use of soft dollars / dealing commissions, enhanced transaction reporting and post-trade transparency requirements, formal telephone taping requirements, and new best execution rules. Further, new rules in MiFID II may restrict the ability of entities domiciled outside of the EU (known as “third-country firms”) to provide services to clients domiciled in the EU. Other changes resulting from MiFID II may have an impact (indirectly) on any entity or client that trades on EU markets or trading venues, or does business with EU-regulated banks or brokers. This may include venue trading requirements for certain categories of shares and derivatives, product banning powers, algorithmic trading restrictions, and enhanced requirements around the provision of direct market access services. Such new compliance requirements on our European operations will increase our costs of compliance. We may be required to invest significant additional management time and resources to address the new requirements.
The European Parliament has adopted the Regulation on OTC Derivatives, Central Counterparties and Trade Repositories, known as “EMIR.” EMIR and the implementing rules thereunder come into force in stages and implement requirements similar to, but not the same as, those in Title VII of the Dodd Frank Act, in particular requiring reporting of most derivative transactions, risk mitigation (in particular mandatory initial and variation margin requirements for certain market participants) for OTC derivative transactions and central clearing of certain OTC derivative contracts. EMIR does not have a direct material impact on most of the Apollo funds at present, although (i) its impact on funds managed by the AIFM will be greater and it is likely to apply more fully as additional implementation stages are reached, and (ii) it is beginning to, and will likely continue to, affect Apollo funds indirectly as a result of its impact on many of the Apollo funds’ counterparties to OTC derivatives. Compliance with the relevant requirements is likely to increase the burdens and costs of doing business.
Additional laws and regulations will come into force in the EU in coming years. These are expected to have an impact on Apollo including the costs of, risk to and manner of conducting its business; the markets in which Apollo operates; the assets managed or advised by Apollo; Apollo’s ability to raise capital from investors; and ultimately there may be an impact on the returns which can be achieved. Examples include the revisions to MiFID; the new regulation relating to Securities Financing Transactions; further changes to or reviews of the extent and interpretation of pay regulation (which may have an impact on the retention and recruitment of key personnel); a proposed new regulation governing securitization arrangements, which may have an impact on the cost or feasibility of certain securitization structures, among other matters; proposals for enhanced regulation of loan origination; and significant focus on entities considered to be “shadow banks.” Regulations affecting specific investor types, such as insurance companies, may impact their businesses; their ability to invest and the assets in which they are permitted to invest; and the requirements which their investments place on us, such as extensive disclosure and reporting obligations. The regulation of some institutions has an effect on their ability and willingness to extend credit and the costs of credit. This has, and is likely to continue to have, an impact on the price and availability of credit. Changes to the regulation of benchmarks, such as the London Interbank Offered Rate, may affect the way in which those benchmarks are calculated, with commercial implications, including on the stability of the benchmark and returns.
The U.K.’s decision to leave the EU may bring an extended period of uncertainty and regulatory change in the EEA, in the U.K .and in the way in which Apollo is able to operate from the U.K. into the remainder of the EEA. This may have an impact on Apollo including the cost of, risk to, manner of conducting and location of its European business and its ability to hire and retain key staff in Europe. This may also impact the markets in which Apollo operates; the funds managed or advised by Apollo; Apollo’s fund investors and its ability to raise capital from them; and ultimately on the returns which may be achieved.

In Germany, legislative amendments have been adopted which may limit deductibility of interest and other financing expenses in companies in which our funds have invested or may invest in the future. According to the German interest barrier rule, the tax deduction available to a company in respect of a net interest expense (interest expense less interest income) is limited to 30% of its tax earnings before interest, taxes, depreciation and amortization (“EBITDA”). In case annual net interest expense does not exceed the threshold of €3 million, the interest expense can be deducted without any limitations for income tax purposes. Interest expense in excess of the interest deduction limitation may be carried forward indefinitely (subject to change in ownership restrictions) and used in future periods against all profits and gains (again subject to the interest barrier rule in the respective year in the future). In respect of a tax group, net interest paid by the German tax group entities to non-tax group parties (e.g. interest on bank debt, capex facility and working capital facility debt) will be restricted to 30% of the tax group’s tax EBITDA. However, the interest barrier rule may not apply where German company’s gearing under International Financial Reporting Standards (“IFRS”) accounting principles is at maximum of 2% higher than the overall group’s leverage ratio at the level of the very top level entity which would be subject to IFRS consolidation (the “escape clause test”). This test is failed where any worldwide company of the entire group pays more than 10% of its net interest expense on debt to substantial (i.e. greater than 25%) shareholders, related parties of such shareholders (that are not members of the group) or secured third parties (although security granted by group members should not be harmful). If the group does not apply IFRS accounting principles, EU member countries’ generally accepted accounting principles or U.S. GAAP may also be accepted for the purpose of the escape clause test. It should be noted that for trade tax purposes, there is principally a 25% add back on all deductible interest paid or accrued by any German entity after the consideration of a tax exempt amount EUR100,000 which is applied to the sum of all add back amounts. For trade tax purposes interest payments within a German tax group will not be considered. Our businesses are subject to the risk that similar measures might be introduced in other countries in which they currently have investments or plan to invest in the future, or that other legislative or regulatory measures might be promulgated in any of the countries in which we operate that adversely affect our businesses.
The Organization for Economic Co-operation and Development (“OECD”) and other government agencies globally have continued to recommend and implement changes related to the taxation of multinational companies. On October 5, 2015 the OECD published 13 final reports and an explanatory statement outlining consensus actions under the OECD/G20 Base Erosion and Profit Shifting (BEPS) project. This project involves a coordinated multi-jurisdictional approach to increase transparency and exchange of information in tax matters, and to address weaknesses of the international tax system that create opportunities for BEPS by multinational companies. The reports cover measures such as new minimum standards, the revision of existing standards, common approaches which will facilitate the convergence of national practices, and guidance drawing on best practices.
Issues including limiting interest deductibility, changes in transfer pricing, new rules around hybrid instruments or entities, and loss of eligibility for the benefits of double tax treaties could increase tax uncertainty and impact the tax treatment of our foreign earnings and adversely impact the investment returns of our funds or limit future investment opportunities.
Implementation into domestic legislation may not be uniform across the participating states; certain actions give states options for implementation, certain actions are recommendations only and other jurisdictions may elect to only partially implement rules where it is in the state’s interest. On November 24, 2016, the OECD published the text of the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent BEPS, which is intended to expedite the interaction of the tax treaty changes of the BEPS project and initial signing is expected from summer 2017. Countries including various EU countries have been moving forward on the BEPS agenda independent of agreement and finalization of the BEPS action items and currently are in the process of adapting and introducing the necessary legislation. The EU may implement minimum standards and best practices across 28 member states, which may go further than the OECD plans. As a result, significant uncertainty remains around the impact for the investments of our funds.
In addition, there are additional transfer pricing and standardized country by country (“CbC”) reporting requirements being implemented under the BEPS actions which may place additional administrative burden on our management team or portfolio company management and ultimately could lead to increased cost which could adversely affect profitability. Additional information from these sources and other documentation held by tax authorities is expected to be subject to greater information sharing under Automatic Exchange of Information provisions under BEPS and specific local arrangements such as the EU’s automatic exchange of cross-border rulings directive. Many tax authorities are unfamiliar with asset management businesses and dealing with challenges from tax authorities reviewing such information may also place additional administrative burden on our management team or portfolio company management and ultimately could lead to increased cost which could adversely affect profitability
Recent changes to regulations regarding derivatives and commodity interest transactions could adversely impact various aspects of our business. Rules and regulations required under the Dodd-Frank Act have become effective and comprehensively regulate the “over the counter” (“OTC”) derivatives markets for the first time. The Dodd-Frank Act and the regulations promulgated thereunder require mandatory clearing and exchange or swap execution facility trading of certain swaps and derivative transactions (including formerly unregulated OTC derivatives). The CFTC currently requires that certain interest rate and credit default index swaps be centrally cleared and the requirement to execute those contracts through a swap execution facility is now effective. Additional standardized swap contracts are expected to be subject to new clearing and execution requirements in the future. OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible margin requirements imposed by the clearing brokers. For swaps that are cleared through a clearinghouse, the funds will face the clearinghouse as legal counterparty and will be subject to clearinghouse performance and credit risk. Clearinghouse collateral requirements may differ from and be greater than the collateral terms negotiated with derivatives counterparties in the OTC market. This may increase a fund’s cost in entering into these products and impact a fund’s ability to pursue certain investment strategies. OTC derivative dealers are also required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations for cleared derivatives, as is currently permitted for uncleared trades. This will increase the OTC derivative dealers’ costs and these increased costs are expected to be passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and possible new or increased fees.
OTC trades not cleared through a registered clearinghouse may not be subject to the protections afforded to participants in cleared swaps (for example, centralized counterparty, customer asset segregation and mandatory margin requirements). The CFTC and various prudential regulators have published final rules governing margin requirements for certain uncleared swaps. The final rules generally require banks and dealers, subject to thresholds and certain limited exemptions, to collect and post margin in respect of uncleared swap transactions. These newly adopted rules on margin requirements for uncleared swaps could adversely affect our businesses, including our ability to enter such swaps or our available liquidity. Although the Dodd-Frank Act includes limited exemptions from the clearing and margin requirements for so-called “end-users,” our funds and portfolio companies may not be able to rely on such exemptions.
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
Position limits imposed by various regulators, self-regulatory organizations or trading facilities on derivatives may also limit our ability to effect desired trades. Position limits are the maximum amounts of net long or net short positions that any one person or entity may own or control in a particular financial instrument. For example, the CFTC, on December 5, 2016, voted to re-propose rules that would establish specific limits on positions in 25 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts. In addition, the Dodd-Frank Act requires the SEC to set position limits on security-based swaps. If such proposed rules are adopted, we may be required to aggregate the positions of our various investment funds and the positions of our funds’ portfolio companies. It is possible that trading decisions may have to be modified and that positions held may have to be liquidated in order to avoid exceeding such limits. Such modification or liquidation, if required, could adversely affect our operations and profitability.
New risk retention rules could adversely affect our CLO business. Effective as of December 24, 2016, “risk retention” rules promulgated by U.S. federal regulators under the Dodd-Frank Act require a “securitizer” or “sponsor” of a collateralized loan obligation, or “CLO”, to retain at least 5% of the credit risk of the securitized assets, either directly or through a majority-owned affiliate (the “U.S. Risk Retention Rules”). The EU has in place similar 5% risk retention rules (the “EU Risk Retention Rules”, and together with the U.S. Risk Retention Rules, the “Risk Retention Rules”) that apply to certain EU investors such as credit institutions (including banks), investment firms, authorized investment fund managers and insurance and reorganization undertakings. In instances in which any such entities subject to the EU Risk Retention Rules invest in a CLO (as a noteholder or otherwise), such investors must ensure that the CLO satisfies the EU Risk Retention Rules.
The U.S. Risk Retention Rules became effective December 24, 2016. Thus, any CLO issued after such date will be required to satisfy the U.S. Risk Retention Rules, and any existing CLO issued prior to December 24, 2016 may be structured to satisfy the U.S. Risk Retention Rules to facilitate the later refinancing, re-pricing or material amendment thereof. The EU Risk Retention rules became effective January 1, 2011.
The Risk Retention Rules have caused, and are expected to continue to cause, significant changes to the CLO business generally, and to our CLO business specifically. In connection with the Risk Retention Rules, we established a new standalone, self-managed asset management business (collectively with its subsidiaries, “Redding Ridge”), which is expected to manage CLOs and retain required risk retention interests. Investors in Redding Ridge include certain of our affiliates as well as accounts and/or funds managed by our affiliates. There can be no assurance that the applicable governmental authorities will agree that Redding Ridge or any CLO it manages will satisfy the requirements of the Risk Retention Rules, which could have an adverse effect on us and/or Redding Ridge.

Redding Ridge has various service arrangements in place with certain of our affiliates pursuant to which such affiliates provide administrative and credit research related services as well as access to certain shared employees. The fees earned by our affiliates under such service arrangements may be less than the fees such affiliates would have otherwise earned as a CLO manager. In addition, to the extent any of our affiliates (and accounts and/or funds managed by our affiliates) invests in Redding Ridge, there is no guarantee that such deployment of capital will generate positive returns or any returns at all. Furthermore, the relationship of our affiliates with Redding Ridge will subject us to various conflicts of interest.
Redding Ridge will be required from time to time in connection with CLOs it manages to execute one or more letter or other agreements, the exact form and nature of which will vary and in the case of the U.S. Risk Retention Rules is not known at this time (the “Risk Retention Undertakings”), under which Redding Ridge will agree to certain undertakings designed to ensure that the CLOs comply with the Risk Retention Rules. If Redding Ridge breaches any such Risk Retention Undertakings, Redding Ridge will be exposed to claims by the other parties thereto, including for any losses incurred as a result of such breach. Such claims may reduce, or entirely diminish any cash or assets that would otherwise be used to make distributions to Redding Ridge equity holders and/or service providers, including Apollo.
The EU Risk Retention Rules are in the process of being modified, and any of the Risk Retention Rules may be amended, supplemented or revoked at any time or from time to time. Moreover, no assurance can be given that the CLOs outstanding prior to the effective date of such U.S. Risk Retention Rules will continue to be grandfathered.
The Risk Retention Rules are also subject to varying interpretations, and one or more agencies or governmental officials could take positions regarding such matters that differ from the approach taken or embodied in the Risk Retention Undertakings, which position could be informed by varying regulatory considerations as well as differing legal analyses. Available interpretive authority to date addressing the Risk Retention Rules applicable to CLOs is limited, and there is no judicial decisional authority or applicable agency interpretation that has directly addressed any of the risk retention approaches taken in the CLOs. Accordingly, no assurance can be made that the currently applicable rules and regulations will not be interpreted differently in the future by any applicable authority, or that there will not be a change in applicable law or rules and regulations in the future that could adversely affect us or the CLOs we manage.
No assurance can be given as to whether the Risk Retention Rules will have a future material adverse effect on our business. The Risk Retention Rules also may have an adverse effect on the leveraged loan market generally, which may adversely affect our CLO management business or the CLO management business of Redding Ridge. As a result of the effectiveness of the U.S. Risk Retention Rules and the launch of Redding Ridge, it is less likely that we will manage new CLOs issued after December 24, 2016.
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
These exemptions include Regulation D, which was amended in 2013 to prohibit issuers (including our funds) from relying on certain of the exemptions from registration if the fund or any of its “covered persons” (including certain officers and directors, but also including certain third parties including, among others, promoters, placement agents and beneficial owners of 20% of outstanding voting securities of the fund) has been the subject of a “disqualifying event,” or constitutes a “bad actor,” which can result from a variety of criminal, regulatory and civil matters. If any of the covered persons associated with our funds is subject to a disqualifying event, one or more of our funds could lose the ability to raise capital in a Rule 506 private offering for a significant period of time, which could significantly impair our ability to raise new funds, and, therefore, could materially adversely affect our businesses, financial condition and results of operations. In addition, if certain of our employees or any potential significant fund investor has been the subject of a disqualifying event, we could be required to reassign or terminate such an employee or we could be required to refuse the investment of such an investor, which could impair our relationships with investors, harm our reputation, or make it more difficult to raise new funds. If for any reason any of these exemptions were to become unavailable to us, we could become subject to regulatory action, third-party claims or be required to register under certain regulatory regimes, and our businesses could be materially and adversely affected. See, for example, “—Risks Related to Our Organization and Structure-If we were deemed an investment company under the Investment Company Act, applicable restrictions could make it impractical for us to continue our businesses as contemplated and could have a material adverse effect on our businesses and the price of our Class A shares.”
These exemptions also include the so-called “de minimis” exemption from commodity pool operator registration, codified in CFTC Rule 4.13(a)(3). If any of our funds cease to qualify for this (or another applicable) exemption, certain Apollo entities associated with and/or affiliated with those funds will be required to register with the CFTC as commodity pool operators. Registration as a commodity pool operator entails several potentially costly and time-consuming requirements, including, without limitation, membership with the National Futures Association, a self-regulatory organization for the U.S. derivatives industry, and compliance with the regulatory framework applicable to registered commodity pool operators. In 2015, two of our investment management entities were required to register as a commodity pool operator. The increased costs associated with such registration may affect the manner in which the funds managed by such investment management entity conducts its business and may adversely affect such fund’s profitability.
Regulatory environment of our funds and portfolio companies of our funds. The regulatory environment in which our funds and portfolio companies of our funds operate may affect our businesses. Certain laws, such as environmental laws, insurance regulations, gaming laws, takeover laws, anti-bribery and anti-corruption laws, sanctions laws, escheat or abandoned property laws, and antitrust laws, may impose requirements on us, our funds and portfolio companies of our funds. For example, certain of our funds may invest in the natural resources industry where environmental laws, regulations and regulatory initiatives play a significant role and can have a substantial effect on investments in the industry. Additionally, changes in antitrust laws or the enforcement of antitrust laws could affect the level of mergers and acquisitions activity, and changes in state laws may limit investment activities of state pension plans. See for additional examples “-Insurance Regulation” and “Federal, state and foreign anti-corruption and sanctions laws applicable to us and our funds and portfolio companies create the potential for significant liabilities and penalties and reputational harm.” See “Item 1. Business-Regulatory and Compliance Matters” for a further discussion of the regulatory environment in which we conduct our businesses.
Certain of the funds and accounts we manage or advise that engage in originating, lending and/or servicing loans may be subject to state and federal regulation, borrower disclosure requirements, limits on fees and interest rates on some loans, state lender licensing requirements and other regulatory requirements in the conduct of their business. These funds and accounts may also be subject to consumer disclosures and substantive requirements on consumer loan terms and other federal regulatory requirements applicable to consumer lending that are administered by the Consumer Financial Protection Bureau. These state and federal regulatory programs are designed to protect borrowers.
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
Our funds along with their affiliates may obtain a controlling interest (e.g., 80% or more voting control) in certain portfolio companies which may impose risks of liability to such fund under the Employee Retirement Income Security Act of 1974 (“ERISA”) for a portfolio company’s underfunded pension plans, including withdrawal liability under any multiemployer plans in which such portfolio company contributes. Such liabilities might arise if any fund (or its general partner or management company, on behalf of such fund) were deemed to be engaged in a “trade or business” under ERISA. The determination of whether an investment fund is engaged in a trade or business under ERISA is uncertain and could depend upon which U.S. Federal Circuit has jurisdiction over the matter. In July 2013, the United States Federal Court of Appeals for the First Circuit held that the supervisory and portfolio management activities of a private equity fund could cause the fund to be regarded for ERISA controlled group purposes as engaging in a “trade or business.” (Sun Capital Partners III, LP v. New England Teamsters & Trucking Industry Pension Fund, No. 12-2312, 2013 WL 3814984 (1st Cir. 2013)). On remand in March 2016, the United States District Court for the District of Massachusetts granted summary judgment to the pension fund, holding three Sun Capital investment funds jointly and severally liable for the pension obligations of their bankrupt portfolio company. Sun Capital’s liability was established on a novel theory, which aggregated the ownership and management activities of parallel and otherwise related funds. Although many practitioners question the holdings in Sun Capital, the possibility of trade or business characterization and fund aggregation remains a risk for our funds and private equity funds generally, especially in the First Circuit. Activities that may indicate the possibility of a trade or business rather than a passive investment include, but are not limited to, management of a portfolio company’s operations, authority with respect to the hiring, termination and compensation of such portfolio company’s employees and agents and receipt of fees or other compensation that offset the management fee for services provided to such portfolio company by the relevant fund or its affiliates. If any of our funds (along with its affiliates) were treated as engaged in a trade or business for purposes of ERISA, then that fund (and certain affiliates of such fund in the same ERISA controlled group (e.g., other controlled portfolio companies)) could be jointly and severally liable to satisfy the liabilities of a specific portfolio company to an ERISA pension plan (i.e., one of our funds might suffer a loss that is greater than its actual investment in a specific portfolio company to the extent that such portfolio company becomes insolvent and is unable to satisfy its own obligations). It should be noted that the test as to whether a fund is engaged in a trade or business for purposes of ERISA may not necessarily be the same as the test that would be used for U.S. federal income tax purposes.

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
In 2016, the U.S. Department of Labor adopted a regulation that would make it more likely that persons who recommend investments to employee benefit plans and individual retirement accounts would be considered fiduciaries with respect to such plans and accounts for purposes of ERISA and certain provisions of the Internal Revenue Code. This rule, which was scheduled to apply beginning January 10, 2017 but has been proposed to be delayed for 180 days, could limit our ability to market interests in our funds to certain of these investors. The new Congress may seek to further delay the implementation of the rule or modify it.
Regulatory environment for control persons. We could become jointly and severally liable for all or part of fines imposed on portfolio companies of our funds or be fined directly for violations committed by portfolio companies, and such fines imposed directly on us could be greater than those imposed on the portfolio company. The fact that we or one of our funds exercises control or exerts influence (or merely has the ability to exercise control or exert influence) over a company may impose risks of liability (including under various theories of parental liability and piercing the corporate veil doctrines) to us and our funds for, among other things, environmental damage, product defects, employee benefits (including pension and other fringe benefits), failure to supervise management, violation of laws and governmental regulations (including securities laws, anti-trust laws, employment laws, anti-bribery (and other anti-corruption) laws) and other types of liability for which the limited liability characteristic of business ownership and the relevant fund itself (and the limited liability structures that may be utilized by such fund in connection with its ownership of our portfolio companies or otherwise) may be ignored or pierced, as if such limited liability characteristics or structures did not exist for purposes of the application of such laws, rules regulations and court decisions. Under certain circumstances, we could also be held liable under federal securities or state common law for statements made by or on behalf of portfolio companies of our funds. These risks of liability may arise pursuant to U.S. and non-U.S. laws, rules, regulations, court decisions or otherwise (including the laws, rules, regulations and court decisions that apply in jurisdictions in which our funds’ portfolio companies or their subsidiaries are organized, headquartered or conduct business). Such liabilities may also arise to the extent that any such laws, rules, regulations or court decisions are interpreted or applied in a manner that imposes liability on all persons that stand to economically benefit (directly or indirectly) from ownership of portfolio companies, even if such persons do not exercise control or otherwise exert influence over such portfolio companies (e.g., limited partners). Lawmakers, regulators and plaintiffs have recently made (and may continue to make) claims along the lines of the foregoing, some of which have been successful. If these liabilities were to arise with respect to any of our funds or portfolio companies of our funds, the fund or portfolio company might suffer significant losses and incur significant liabilities and obligations that may, in turn, affect our results of operations. The having or exercise of control or influence over a portfolio company could expose our assets and those of our relevant fund, its partners, general partner, management company and their respective affiliates to claims by such portfolio company, its security holders and its creditors and regulatory authorities or other bodies. While we intend to manage our operations to minimize exposure to these risks, the possibility of successful claims cannot be precluded, nor can there be any assurance to whether such laws, rules, regulations and court decisions will be expanded or otherwise applied in a manner that is adverse to us. Moreover, it is possible that, when evaluating a potential portfolio investment, we, as manager of our funds, funds may choose not to pursue or consummate such portfolio investment, if any of the foregoing risks may create liabilities or other obligations for us, any of our funds or any of their respective affiliates.
Insurance regulation. State insurance departments have broad administrative powers over the insurance business of our insurance company affiliates, including insurance company licensing and examination, agent licensing, establishment of reserve requirements and solvency standards, premium rate regulation, admissibility of assets, policy form approval, unfair trade and claims practices, marketing practices, advertising, maintaining policyholder privacy, payment of dividends and distributions to shareholders, investments, review and/or approval of transactions with affiliates, reinsurance, acquisitions, mergers and other matters. State regulators regularly review and update these and other requirements.
Currently, there are proposals to increase the scope of regulation of insurance holding companies in both the United States and internationally. The National Association of Insurance Commissioners (the “NAIC”) adopted amendments to the Holding Company Model Act that introduced the concept of “enterprise risk” within an insurance holding company system and imposed more extensive informational reporting regarding parents and other affiliates of insurance companies, with the purpose of protecting domestic insurers from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to domestic insurers. Changes to existing NAIC model laws or regulations must be adopted by individual states or foreign jurisdictions before they will become effective. To date, each of Delaware, Iowa and New York has enacted laws to adopt such amendments. Internationally, the International Association of Insurance Supervisors (the “IAIS”) is in the process of adopting a framework for the “group wide”

supervision of internationally active insurance groups. In the United States, the NAIC has promulgated additional amendments to its insurance holding company system model law that address “group wide” supervision of internationally active insurance groups. To date, Delaware has enacted laws to adopt a form of these amendments, and Iowa has adopted similar provisions under a predecessor statute. We cannot predict with any degree of certainty the additional capital requirements, compliance costs or other burdens these requirements may impose on us and our insurance company affiliates.
The Dodd-Frank Act established the Federal Insurance Office (the “FIO”) within the U.S. Department of the Treasury headed by a Director appointed by the Treasury Secretary. While currently not having a general supervisory or regulatory authority over the business of insurance, the Director of the FIO performs various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding non-bank financial companies to be designated as SIFIs. The Director of the FIO has also submitted reports to the U.S. Congress on (i) modernization of U.S. insurance regulation (provided in December 2013) and (ii) the U.S. and global reinsurance market (provided in November 2013 and January 2015, respectively). Such reports could ultimately lead to changes in the regulation of insurers and reinsurers in the U.S.
As the ultimate parent of the general partner or manager of certain shareholders of Athene Holding, we are subject to certain insurance laws and regulations in Bermuda, where Athene Holding’s direct, wholly owned subsidiary, ALRe, is registered as a Class E insurer. ALRe is subject to regulation and supervision by the BMA and compliance with all applicable Bermuda law and Bermuda insurance statutes and regulations, including but not limited to the Bermuda Insurance Act. Under the Bermuda Insurance Act, the BMA maintains supervision over the “controllers” of all registered insurers in Bermuda. For these purposes, a “controller” includes a shareholder controller (as defined in the Bermuda Insurance Act). The Bermuda Insurance Act imposes certain notice requirements upon any person that has become, or as a result of a disposition ceased to be, a shareholder controller, and failure to comply with such requirements is punishable by a fine of $25,000. In addition, the BMA may file a notice of objection to any person or entity who has become a controller of any description where it appears that such person or entity is not, or is no longer, fit and proper to be a controller of the registered insurer. Any person or entity who continues to be a controller of any description after having received a notice of objection is guilty of an offense and liable on summary conviction to a fine of $25,000 (and a continuing fine of $500 per day for each day that the offense is continuing) or, if convicted on indictment, to a fine of $100,000 and/or two years in prison. Athene Holding’s shareholder controllers include Apollo and certain investment funds and other collective investment vehicles controlled by or under common control with Apollo. These laws may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of controllers of Bermuda insurers.
Future regulatory changes could adversely affect our businesses. The regulatory environment in which we operate both in the United States and outside the United States may be subject to changes in regulation. There have been active debates both nationally and internationally over the appropriate extent of regulation and oversight in a number of areas which are or may be relevant to us, including private investment funds and their managers and the so-called “shadow banking” sector.
The regulatory and legal requirements that apply to our activities are subject to change from time to time and may become more restrictive, which may impose additional expenses on us, make compliance with applicable requirements more difficult, require attention of senior management, or otherwise restrict our ability to conduct our business activities in the manner in which they are now conducted. They also may result in fines or other sanctions if we or any of our funds are deemed to have violated any law or regulations. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules. Changes in applicable regulatory and legal requirements, including changes in their enforcement, could materially and adversely affect our businesses and our financial condition and results of operations.
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
Regulatory investigations and enforcement actions may adversely affect our operations and create the potential for significant liabilities, penalties and reputational harm.
There can be no assurance that we or our affiliates will avoid regulatory examination and possibly enforcement actions. Recent SEC enforcement actions and settlements involving U.S.-based private fund advisors have involved a number of issues, including the undisclosed allocation of the fees, costs and expenses related to unconsummated co-investment transactions (i.e., the allocation of broken deal expenses), undisclosed legal fee arrangements affording the applicable advisor with greater discounts than those afforded to funds advised by such advisor and the undisclosed acceleration of certain special fees. Recent SEC focus areas have also included the use and compensation of, and disclosure regarding, operating partners or consultants, outside business activities of firm principals and employees, group purchasing arrangements and general conflicts of interest disclosures. As previously disclosed, we reached a settlement with the SEC concerning the acceleration of certain special fees and other issues in August 2016.
If the SEC or any other governmental authority, regulatory agency or similar body takes issue with our past practices, we will be at risk for regulatory sanction. Even if an investigation or proceeding did not result in a sanction or the sanction imposed was small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm us and our reputation which may adversely affect our results of operations.
Federal, state and foreign anti-corruption and sanctions laws applicable to us and our funds and portfolio companies create the potential for significant liabilities and penalties and reputational harm.
We are subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the U.S. Foreign Corrupt Practices Act (“FCPA”), as well as trade sanctions and export control laws administered by the Office of Foreign Assets Control, or OFAC, the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign governments and their employees and political parties, and requires public companies in the United States to keep books and records that accurately and fairly reflect their transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various export control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations relate to a number of aspects of our businesses, including servicing existing fund investors, finding new fund investors, and sourcing new investments, as well as activities by the portfolio companies of our funds. In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the U.K. has significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure compliance by us and our personnel with the FCPA and other applicable anticorruption and anti-bribery laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anticorruption laws or anti-bribery laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and/or financial position.
In June 2010, the SEC adopted a “pay-to-play” rule that restricts politically active investment advisors from managing state pension funds. The rule prohibits, among other things, a covered investment advisor from receiving compensation for advisory services provided to a government entity (such as a state pension fund) for a two-year period after the advisor, certain covered employees of the advisor or any covered political action committee controlled by the advisor or its employees makes a political contribution to certain government officials. In addition, a covered investment advisor is prohibited from engaging in political fundraising activities for certain elected officials or candidates in jurisdictions where such advisor is providing or seeking governmental business. The Financial Industry Regulatory Authority (“FINRA”) has proposed its own set of “pay to play” regulations, which are similar to the SEC’s regulations. The FINRA rule effectively prohibits the receipt of compensation from state or local government agencies for solicitation and distribution activities within two years of a prohibited contribution by a broker-dealer or one of its covered associates. In December 2015, FINRA submitted revised proposals to the SEC for adoption and we are awaiting the release of the final regulations. There have also been similar laws, rules and regulations and/or policies adopted by a number of states and municipal pension plans, which prohibit, restrict or require disclosure of payments to (and/or certain contracts with) state officials by individuals and entities seeking to do business with state entities, including investment by public retirement funds. Any failure on our part to comply with these rules could expose us to significant penalties and reputational damage.
The Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRA”) expands the scope of U.S. sanctions against Iran. Notably, ITRA generally prohibits foreign entities that are majority owned or controlled by U.S. persons from engaging in transactions with Iran. However, pursuant to the Joint Comprehensive Plan of Action (the “JCPOA”), which was implemented on January 16, 2016, such foreign entities may now engage in Iran-related transactions authorized by OFAC under General License H. In addition, Section 219 of ITRA amended the Exchange Act to require public reporting companies to disclose in their annual or quarterly reports certain dealings or transactions the company or its affiliates engaged in during the previous reporting period involving Iran or other individuals and entities targeted by certain OFAC sanctions. In some cases, ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law or were conducted outside of the United States by a non-U.S. entity. Companies that may be considered our affiliates have publicly filed and/or provided to us the disclosures reproduced in each of the Company’s Annual Reports on Form 10-K filed on March 3, 2014 and March 1, 2013 and the Company’s Quarterly Report on Form 10-Q filed on November 12, 2013. We have not independently verified or participated in the preparation of these disclosures. We are required to separately file, concurrently with this annual report, a notice that such activities have been disclosed in this annual report. The SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.
Similar laws in non-U.S. jurisdictions, such as EU sanctions or the U.K. Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control laws in the U.S. and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our businesses or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could negatively affect our businesses, operating results and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions or other export control laws committed by companies in which we or our funds invest or which we or our funds acquire.
A portion of our revenues, earnings and cash flow is highly variable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis, and we do not intend to regularly provide comprehensive earnings guidance, which may cause the price of our Class A shares to be volatile.
A portion of our revenues, earnings and cash flow is highly variable, primarily due to the fact that incentive income from our private equity funds and certain of our credit and real estate funds, which constitutes the largest portion of income from our combined businesses, and the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. In addition, the investment returns of most of our funds are volatile. We may also experience fluctuations in our results from quarter to quarter and year to year due to a number of other factors, including changes in the values of our funds’ investments, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Our future results will also be significantly dependent on the success of our larger funds (e.g., Fund VIII), changes in the value of which may result in fluctuations in our results. In addition, incentive income income from our private equity funds and certain of our credit and real estate funds is subject to contingent repayment by the general partner if, upon the final distribution, the relevant fund’s general partner has received cumulative carried interest on individual portfolio investments in excess of the amount of incentive income it would be entitled to from the profits calculated for all portfolio investments in the aggregate. See “—Poor performance of our funds would cause a decline in our revenue and results of operations, may obligate us to repay incentive income previously paid to us and would adversely affect our ability to raise capital for future funds.” Such variability may lead to volatility in the trading price of our Class A shares and cause our results for a particular period not to be indicative of our performance in a future period. It may be difficult for us to achieve steady growth in earnings and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the price of our Class A shares or increased volatility in our Class A share price in general.
The timing of incentive income generated by our funds is uncertain and will contribute to the volatility of our results. Incentive income depends on our funds’ performance. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value or other proceeds of an investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before any profits can be realized in cash or other proceeds. We cannot predict when, or if, any realization of investments will occur. Generally, with respect to our private equity funds, although we recognize carried interest income on an accrual basis, we receive private equity incentive income payments only upon disposition of an investment by the relevant fund, which contributes to the volatility of our cash flow. If our funds were to have a realization event in a particular quarter or year, it may have a significant impact on our results for that particular quarter or year that may not be replicated in subsequent periods. We recognize revenue on investments in our funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds, and a decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our revenue, which could further increase the volatility of our results. With respect to a number of our credit funds, our incentive income is generally paid annually, semi-annually or quarterly, and the varying frequency of these payments will contribute to the volatility of our revenues and cash flow. Furthermore, we earn this incentive income only if the net asset value of a fund has increased or, in the case of certain funds, increased beyond a particular threshold. The general partners of certain of our credit funds accrue incentive income when the fair value of investments exceeds the cost basis of the individual investor’s investments in the fund, including any allocable share of expenses incurred in connection with such investment, which is referred to as a “high water mark.” These high water marks are applied on an individual investor basis. If the high water mark for a particular investor is not surpassed, we would not earn incentive income with respect to such investor during a particular period even though such investor had positive returns in such period as a result of losses in prior periods. If such an investor experiences losses, we will not be able to earn incentive income from such investor until it surpasses the previous high water mark. The incentive income we earn is therefore dependent on the net asset value of investors’ investments in the fund, which could lead to significant volatility in our results.

Because a portion of our revenue, earnings and cash flow can be highly variable from quarter to quarter and year to year, we do not plan to provide any comprehensive guidance regarding our expected quarterly and annual revenues, earnings and cash flow. The lack of comprehensive guidance on a regular and consistent basis may affect the expectations of public market investors and could cause increased volatility in our Class A share price.
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

•	the attractiveness of our funds relative to investments in other investment products could change depending on economic and market conditions;

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

•
there are relatively few barriers to entry impeding other alternative investment management firms from implementing an integrated platform similar to ours or the strategies that we deploy at our funds, such as distressed investing, which we believe are our competitive strengths; and

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
Our ability to retain our investment professionals is critical to our success and our ability to grow depends on our ability to attract and retain key personnel.
Our success depends on our ability to retain our investment professionals and recruit additional qualified personnel. We anticipate that it will be necessary for us to add investment professionals as we pursue our growth strategy. However, we may not succeed in recruiting additional personnel or retaining current personnel, as the market for qualified investment professionals is extremely competitive. Our investment professionals possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities, and in certain cases have key relationships with our fund investors. Therefore, if our investment professionals join competitors or form competing companies it could result in the loss of significant investment opportunities and certain existing fund investors. Legislation has been proposed in the U.S. Congress to treat portions of incentive income as ordinary income rather than as capital gain for U.S. Federal income tax purposes. Furthermore, President Trump expressed support for such legislation during his electoral campaign as it relates to certain management activities. It is unclear, however, whether such a modification to the tax treatment of carried interest will ultimately be implemented as part of broader tax reform in the U.S. In addition, the U.K. implemented legislation effective from April 2015 that changed the scope and tax rate for carried interest, particularly for individuals who have immigrated to the U.K., so called “non-domiciled individuals”. Further, from 2016, legislation that taxes carried interest as deemed trading income has come into force impacting partners of Apollo Management International LLP who have an interest in funds that have a weighted average holding period of fewer than 40 months. Because we compensate our investment professionals in large part by giving them an equity interest in our businesses or a right to receive incentive income, if such legislation were passed in the U.S., it could adversely affect our ability to recruit, retain and motivate our current and future investment professionals. See “—Risks Related to Taxation—Our structure involves complex provisions of U.S. Federal income tax law for which no clear precedent or authority may be available. Our structure is also subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.” Many of our investment professionals are also entitled to receive incentive income or incentive income, and fluctuations in the distributions generated from such sources could also impair our ability to attract and retain qualified personnel.
Furthermore, the SEC has proposed mandatory clawback rules which would require listed companies to adopt a clawback policy providing for recovery of incentive-based compensation awarded to executive officers if the company is required to prepare an accounting restatement resulting from material noncompliance with financial reporting requirements. However, legal requirements flowing out of these bodies continue to be updated and the specific long-term impact on us is not yet clear. There is the potential that new compensation rules will make it more difficult for us to attract and retain investment professionals by capping the amount of variable compensation compared to fixed pay, requiring the deferral of certain types of compensation over time, implementing “clawback” requirements, or other rules deemed onerous by such investment professionals.
The loss of even a small number of our investment professionals could jeopardize the performance of our funds, which would have a material adverse effect on our results of operations. Efforts to retain or attract investment professionals and other personnel may result in significant additional expenses, which could adversely affect our profitability.
We strive to maintain a work environment that promotes our culture of collaboration, motivation and alignment of interests with our fund investors and shareholders. If we do not continue to develop and implement effective processes and tools to manage growth and reinforce this vision, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our businesses, financial condition and results of operations.
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
Additionally, any expansion of our businesses could result in significant increases in our outstanding indebtedness and debt service requirements, which would increase the risks of investing in our Class A shares and may adversely impact our results of operations and financial condition.
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
Many of our funds invest in securities that are not publicly traded. In many cases, our funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. The ability of many of our funds, particularly our private equity funds, to dispose of investments is heavily dependent on the public equity markets, inasmuch as the ability to realize value from an investment may depend upon the ability to complete an IPO of the portfolio company in which such investment is held. Furthermore, large holdings even of publicly traded equity securities can often be disposed of only over a substantial period of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. Moreover, because the investment strategy of many of our funds often entails our having representation on public portfolio company boards of our funds, our funds may be restricted in their ability to affect such sales during certain time periods. Accordingly, our funds may be forced, under certain conditions, to sell securities at a loss.
Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.
Because certain of our funds’ investments rely heavily on the use of leverage, our ability to achieve attractive rates of return on investments will depend on our continued ability to access sufficient sources of indebtedness at attractive rates. For example, in many of our private equity fund investments, indebtedness may constitute 70% or more of a portfolio company’s total debt and equity capitalization, including debt that may be incurred in connection with the investment, and a portfolio company’s leverage may increase as a result of recapitalization transactions subsequent to the company’s acquisition by a private equity fund. The absence of available sources of senior debt financing for extended periods of time could therefore materially and adversely affect our funds. An increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments. Increases in interest rates could also make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital. In addition, a portion of the indebtedness used to finance certain of our fund investments often includes high-yield debt securities. Availability of capital from the high-yield debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all. For example, the dislocation in the credit markets which we believe began in July 2007 and the record backlog of supply in the debt markets resulting from such dislocation materially affected the ability and willingness of banks to underwrite new high-yield debt securities for an extended period. While the debt markets have recovered, volatility in these markets has recently increased, and the availability of debt facilities has been limited to some degree as a result of guidance issued to banks in March 2013 by the Federal Reserve, Office of the Comptroller of the Currency and the Federal Deposit Insurance Corp. relating to loans to highly leveraged companies, and reported recent statements by the Federal Reserve and Office of the Comptroller of the Currency reaffirming their position on such loans. In November 2015, in connection with the banking agencies’ most recent review of large credits under the Shared National Credit review, the agencies noted high credit and weaknesses related to leveraged lending and for loans related to oil and gas exploration, production and energy services. In addition, in December 2015, the U.S. federal banking agencies issued a statement cautioning financial institutions on rising concentrations in commercial real estate and an easing of related underwriting standards. To the extent that such guidance limits the amount or cost of financing our funds are able to obtain, the returns on our funds’ investments may suffer.
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
Many of our funds, especially our credit funds may choose to use leverage as part of their respective investment programs and regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. Our credit funds may borrow money from time to time to purchase or carry securities. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried, and will be lost-and the timing and magnitude of such losses may be accelerated or exacerbated-in the event of a decline in the market value of such securities. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings.
In addition, as a business development company under the Investment Company Act, AINV is permitted to issue senior securities in amounts such that its asset coverage ratio equals at least 200% after each issuance of senior securities. Further, AFT and AIF, as registered investment companies, are restricted in the (i) issuance of preferred shares to amounts such that their respective asset coverage (as defined in Section 18 of the Investment Company Act) equals at least 200% after issuance and (ii) incurrence of indebtedness, including through the issuance of debt securities, such that, immediately after issuance the fund will have an asset coverage (as defined in Section 18 of the Investment Company Act) of at least 300%. The ability of AFT and AIF to pay dividends on their common stock may be restricted if the asset coverage of their indebtedness falls below 300% and if the asset coverage on their preferred stock falls below 200%. AINV will be restricted if its asset coverage ratio falls below 200% and any amounts that it uses to service its indebtedness are not available for dividends to its common shareholders. An increase in interest rates could also decrease the value of fixed-rate debt investments that our funds make. Any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flow.
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
We rely on technology and information systems to conduct our businesses, and any failures and interruptions of these systems could adversely affect our businesses and results of operations. Additionally, we face operational risks in the execution, confirmation or settlement of transactions and our dependence on our headquarters and third-party providers.
We rely on a host of computer software and hardware systems, all of which are vulnerable to an increasing number of cyber and security threats. We further rely on financial, accounting and other data processing systems to mitigate the risk of errors in the execution, confirmation or settlement of transactions. As we depend on our New York-based headquarters and third-party service providers for hosting solutions and technologies, a disaster or disruption in the related infrastructure could impair our operations and could impact our reputation, adversely affect our businesses and limit our ability to grow. The materialization of one or more of these risks is likely to have a material adverse effect on us.
Reliance on computer hardware and software systems. The efficient operation of our businesses is dependent on computer hardware and software systems. Information systems are vulnerable to security breaches by computer hackers and cyber terrorists. There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an alternative investment management firm, we hold confidential and other price sensitive information about, among other things, the portfolio companies of our funds and potential fund investments. As a result, we may face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments, or cyber terrorists. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures and technology may not adequately prevent security breaches. In addition, the unavailability of the information systems or the failure of these systems to perform as anticipated for any reason could disrupt our businesses and could result in decreased performance and increased operating costs, causing our businesses and results of operations to suffer. Any significant interruption or failure of our information systems or any significant breach of security could adversely affect our businesses and results of operations. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cyber security has become a top priority for regulators around the world. For example, the SEC announced that one of the 2016 examination priorities for the Office of Compliance Inspections and Examinations’ (OCIE) was on investment firms’ cyber security procedures and controls. Our funds' portfolio companies also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses.
Errors made in the execution, confirmation or settlement of transactions. We face operational risk from errors made in the execution, confirmation or settlement of transactions. We also face operational risk from transactions not being properly recorded, evaluated or accounted for in our funds. In particular, our credit business is highly dependent on our ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. New investment products we may introduce could create a significant risk that our existing systems may not be adequate to identify or control the relevant risks in the investment strategies employed by such new investment products. In addition, our information systems and technology might not be able to accommodate our growth, and the cost of maintaining such systems might increase from its current level. These risks could cause us to suffer financial loss, a disruption of our businesses, liability to our funds, regulatory intervention and reputational damage.

Dependence on our New York based headquarters and third-party vendors. We depend on our headquarters, which is located in New York City, for the operation of many of our businesses. We are also dependent on an increasingly concentrated group of third party vendors that we do not control for hosting solutions and technologies. We also rely on third-party service providers for certain aspects of our businesses, including for certain information systems, technology and administration of our funds and compliance matters. A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, or directly affecting our headquarters, may have an adverse impact on our ability to continue to operate our businesses without interruption which could have a material adverse effect on us. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
Failure to maintain the security of our information and technology networks, including personally identifiable and investor information, intellectual property and proprietary business information could have a material adverse effect on us.
We are subject to various risks and costs associated with the collection, handling, storage and transmission of sensitive information, including those related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems collecting such information. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our employees and our investors, in our data centers and on our networks. The secure processing, maintenance and transmission of this information are critical to our operations. Although we take various measures and have made, and will continue to make, significant investments to ensure the integrity of our systems and to safeguard against such failures or security breaches, there can be no assurance that these measures and investments will provide protection. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee or other personally identifiable or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us by the U.S. federal and state governments, the EU or other jurisdictions or by various regulatory organizations or exchanges. Such an event could additionally disrupt our operations and the services we provide to investors, damage our reputation, result in a loss of a competitive advantage, impact our ability to provide timely and accurate financial data, and cause a loss of confidence in our services and financial reporting, which could adversely affect our businesses, revenues, competitive position and investor confidence.
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
With respect to our funds that are subject to the Investment Company Act, following the initial two years of operation each fund’s investment management agreement must be approved annually by (i) such fund’s board of directors or by the vote of a majority of the funds’ shareholders and (ii) in each case, also by the majority of the independent members of such fund’s board of directors. Each investment management agreement for such funds can also be terminated on not more than 60 days’ notice by the funds’ board of directors or by a vote of a majority of the outstanding shares. Currently, AFT and AIF, management investment companies under the Investment Company Act, and AINV, a management investment company that has elected to be treated as a business development company under the Investment Company Act, are subject to these provisions of the Investment Company Act. We have also been engaged as a sub-advisor for funds that are subject to the Investment Company Act, and those sub-advisory agreements contain, among other things, renewal and termination provisions that are substantially similar to the investment management agreements for each of AFT, AIF and AINV. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations.
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

In addition, the management agreements of our funds would terminate if we were to experience a change of control without obtaining fund investor consent. Such a change of control could be deemed to occur in the event our Managing Partners exchange enough of their interests in the Apollo Operating Group into our Class A shares such that our Managing Partners no longer own a controlling interest in us. We cannot be certain that consents required for the assignment of our management agreements will be obtained if such a deemed change of control occurs. Termination of these agreements would affect the fees we earn from the relevant funds and the transaction and advisory fees we earn from the underlying portfolio companies, which could have a material adverse effect on our results of operations.
Our use of leverage to finance our businesses will expose us to substantial risks, which are exacerbated by our funds’ use of leverage to finance investments.
We have senior notes outstanding and loans outstanding and an undrawn revolving credit facility described in note 11 to our consolidated financial statements. We may choose to finance our business operations through further borrowings. Our existing and future indebtedness exposes us to the typical risks associated with the use of leverage, including those discussed above under “—Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.” These risks are exacerbated by certain of our funds’ use of leverage to finance investments and, if they were to occur, could cause us to suffer a decline in the credit ratings assigned to our debt by rating agencies, if any, which might result in an increase in our borrowing costs or result in other material adverse effects on our businesses.
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
In general, we will be exposed to risk of litigation by our investors if our management of any fund is alleged to constitute bad faith, gross negligence, willful misconduct, fraud, willful or reckless disregard for our duties to the fund or other forms of misconduct. Fund investors could sue us to recover amounts lost by our funds due to our alleged misconduct, up to the entire amount of loss. Further, we may be subject to litigation arising from investor dissatisfaction with the performance of our funds or from third-party allegations that we (i) improperly exercised control or influence over companies in which our funds have large investments or (ii) are liable for actions or inactions taken by portfolio companies that such third parties argue we control. By way of example, we, our funds and certain of our employees are each exposed to the risks of litigation relating to investment activities in our funds and actions taken by the officers and directors (some of whom may be Apollo employees) of portfolio companies, such as the risk of shareholder litigation by other shareholders of public companies in which our funds have large investments. As an additional example, we are sometimes listed as a co-defendant in actions against portfolio companies on the theory that we control such portfolio companies. We are also exposed to risks of litigation or investigation relating to transactions that presented conflicts of interest that were not properly addressed. See “—Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our businesses.” In addition, our rights to indemnification by the funds we manage may not be upheld if challenged, and our indemnification rights generally do not cover bad faith, gross negligence, willful misconduct, fraud, willful or reckless disregard for our duties to the fund or other forms of misconduct. If we are required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds or failure to obtain indemnification from our funds, our results of operations, financial condition and liquidity could be materially adversely affected.
In addition, with a workforce that includes many very highly paid investment professionals, we face the risk of lawsuits relating to claims for compensation, which may individually or in the aggregate be significant in amount. Such claims are more likely to occur in situations where individual employees may experience significant volatility in their year-to-year compensation due to trading performance or other issues and in situations where previously highly compensated employees were terminated for performance or efficiency reasons. The cost of settling such claims could adversely affect our results of operations.
If any civil or criminal litigation brought against us were to result in a finding of substantial legal liability or culpability, the litigation could, in addition to any financial damage, cause significant reputational harm to us, which could seriously harm our business. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain investors and qualified professionals and to pursue investment opportunities for our funds. As a result, allegations of improper conduct by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the private equity industry in general, whether or not valid, may harm our reputation, which may be more damaging to our businesses than to other types of businesses. See “Item 3. Legal Proceedings.”

Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our businesses.
As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds have overlapping investment objectives, including funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action. Conflicts of interest may also exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and portfolio companies of our funds. In addition, fund investors (or holders of Class A shares) may perceive conflicts of interest regarding investment decisions for funds in which our Managing Partners, who have and may continue to make significant personal investments in a variety of Apollo funds, are personally invested. Similarly, conflicts of interest may exist with our manager, which is allowed under our organizational documents to manage our actions as it desires, without considering the interests of our shareholders.
Allocation of investment opportunities. Certain inherent conflicts of interest arise from the fact that (i) we provide investment management services to more than one fund, and (ii) our funds often have one or more overlapping investment strategies.  Also, the investment strategies employed by us for current and future clients could conflict with each other, and may adversely affect the prices and availability of other securities or instruments held by, or potentially considered for, one or more clients.  If participation in specific investment opportunities is appropriate for more than one of our funds, participation in such opportunities will be allocated pursuant to our allocation policies and procedures, which include the relevant partnership or investment management agreement as well as the decisions of our allocations committee.  While we have established policies and procedures to guide the determination of such allocations, there can be no assurance that we will be successful in avoiding all conflicts of interest in allocating investment opportunities.
Restrictions on transactions due to other Apollo businesses.  Our funds engage in a broad range of business activities and invest in portfolio companies whose operations may be substantially similar to and/or competitive with the portfolio companies in which our other funds have invested.  The performance and operation of such competing businesses could conflict with and adversely affect the performance and operation of our funds’ portfolio companies, and may adversely affect the prices and availability of business opportunities or transactions available to such portfolio companies.  In addition, we may give advice, or take action with respect to, the investments of one or more of our funds that may not be given or taken with respect to other of our funds with similar investment programs, objectives or strategies.  Accordingly, some of our funds with similar strategies may not hold the same securities or instruments or achieve the same performance.  We may also advise funds and clients with conflicting investment objectives or strategies.  These activities also may adversely affect the prices and availability of other securities or instruments held by, or potentially considered for, one or more funds. We, our funds or our funds’ portfolio companies may also have ongoing relationships with issuers whose securities have been acquired by, or are being considered for investment by us.
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
Information barriers. We currently operate without information barriers that some other investment management firms implement to separate business units and/or to separate persons who make investment decisions from others who might possess material non-public information that could influence such decisions.  Our Managing Partners, investment professionals or other employees may acquire confidential or material non-public information and, as a result, be restricted from initiating transactions in certain securities. In an effort to manage possible risks arising from our decision not to implement such screens, we maintain a code of ethics and provide training to relevant personnel.  In addition, our compliance department maintains a list of restricted securities with respect to which we may have access to material non-public information and in which our funds are not permitted to trade.  In the event that any of our employees obtains such material non-public information, we may be restricted in acquiring or disposing of investments on behalf of our funds, which could impact the returns generated for such funds. Notwithstanding the maintenance of restricted securities lists and other internal controls, it is possible that the internal controls relating to the management of material non-public information could fail and result in us, or one of our investment professionals, buying or selling a security while, at least constructively, in possession of material non-public information.  Inadvertent trading on material non-public information could have adverse effects on our reputation, result in the imposition of regulatory or financial sanctions and, as a consequence, negatively impact our ability to provide our investment management services to our funds and clients.  While we currently operate without information barriers on an integrated basis, we could be required by certain regulations, or decide that it is advisable, to establish information barriers.  In such event, our ability to operate as an integrated platform could also be impaired, which would limit management’s access to our personnel and impair its ability to manage our investments.  The establishment of such information barriers may also lead to operational disruptions and result in restructuring costs, including costs related to hiring additional personnel as existing investment professionals are allocated to either side of such barriers, which may adversely affect our business.
Broker-dealer. AGS, an affiliate of ours, which is a broker-dealer registered with the SEC and a member of FINRA, is authorized to perform services relating to the placement of debt and securities. AGS also provides advisory services to portfolio companies and our funds in connection with corporate transactions. Additionally, certain of our affiliates and/or their portfolio companies are engaged in the loan origination and/or servicing businesses, and may originate, structure, arrange and/or place loans to our funds and portfolio companies. In connection with their services to our funds and portfolio companies, such affiliates may receive transaction and other fees from our funds and/or portfolio companies.  Consequently, our relationship with these affiliates may give rise to conflicts of interest between us and portfolio companies of our funds.
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
Our Managing Partners have established family offices to provide investment advisory, accounting, administrative and other services to their respective family accounts (including certain charitable accounts) in connection with their personal investment activities. The investment activities of the family offices, and the involvement of the Managing Partners in these activities, could give rise to potential conflicts between the personal financial interests of the Managing Partners and the interests of us, any of our subsidiaries or any shareholder other than a Managing Partner.
Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation which would materially adversely affect our businesses in a number of ways, including as a result of redemptions by our investors from our funds, an inability to raise additional funds and a reluctance of counterparties to do business with us.  See “—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus could result in additional burdens on our businesses.”
Potential conflicts of interest with our manager. Our operating agreement contains provisions that waive or consent to conduct by our manager and its affiliates that might otherwise raise issues about compliance with fiduciary duties or applicable law. For example, our operating agreement provides that when our manager is acting in its individual capacity, as opposed to in its capacity as our manager, it may act without any fiduciary obligations to us or our shareholders whatsoever. When our manager, in its capacity as our manager, is permitted to or required to make a decision in its “sole discretion” or “discretion” or that it deems “necessary or appropriate” or “necessary or advisable,” then our manager will be entitled to consider only such interests and factors as it desires, including its own interests, and will have no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us or any of our shareholders and will not be subject to any different standards imposed by our operating agreement, the Delaware Limited Liability Company Act or under any other law, rule or regulation or in equity.
Whenever a potential conflict of interest exists between us and our manager, our manager shall resolve such conflict of interest. If our manager determines that its resolution of the conflict of interest is on terms no less favorable to us than those generally being provided to or available from unrelated third parties or is fair and reasonable to us, taking into account the totality of the relationships between us and our manager, then it will be presumed that in making this determination, our manager acted in good faith. A shareholder seeking to challenge this resolution of the conflict of interest would bear the burden of overcoming such presumption. This is different from the situation with Delaware corporations, where a conflict resolution by an interested party would be presumed to be unfair and the interested party would have the burden of demonstrating that the resolution was fair. Such modifications of fiduciary duties are expressly permitted by Delaware law. Hence, we and our shareholders would have recourse and be able to seek remedies against our manager only if our manager breaches its obligations pursuant to our operating agreement. Unless our manager breaches its obligations pursuant to our operating agreement, we and our unitholders would not have any recourse against our manager even if our manager were to act in a manner that was inconsistent with traditional fiduciary duties. Furthermore, even if there has been a breach of the obligations set forth in our operating agreement, our operating agreement provides that our manager and its officers and directors would not be liable to us or our shareholders for errors of judgment or for any acts or omissions unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that the manager or its officers and directors acted in bad faith or engaged in fraud or willful misconduct. These provisions are detrimental to the shareholders because they restrict the remedies available to them for actions that without those limitations might constitute breaches of duty, including fiduciary duties.
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
We intend, to the extent that market conditions warrant, to grow our businesses by increasing AUM in existing businesses and expanding into new investment strategies, geographic markets, businesses and distribution channels, including the retail channel. Our organizational documents, however, do not limit us to the investment management business. Accordingly, we may pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners or other strategic initiatives, which may include entering into new lines of business, such as the insurance, broker-dealer or financial advisory industries. In addition, we expect opportunities will arise to acquire other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, undertake other strategic initiatives or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (i) the required investment of capital and other resources, (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, (iii) the diversion of management’s attention from our core businesses, (iv) assumption of liabilities of any acquired business, (v) the disruption of our ongoing businesses, (vi) combining or integrating operational and management systems and controls and (vii) the broadening of our geographic footprint, including the risks associated with conducting operations in foreign jurisdictions. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. For example, our planned business initiatives include offering additional registered investment products and creating investment products open to retail investors. These products may have different economic structures than our traditional investment funds and may require a different marketing approach. In addition, to the extent we distribute products through new channels, including through unaffiliated firms, we may not be able to effectively monitor or control the manner of their distribution. These activities also will impose additional compliance burdens on us, subject us to enhanced regulatory scrutiny and expose us to greater reputation and litigation risk. Further, these activities may give rise to conflicts of interest, related party transaction risks and may lead to litigation or regulatory scrutiny. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.
Employee misconduct could harm us by impairing our ability to attract and retain investors and by subjecting us to significant legal liability, regulatory scrutiny and reputational harm. Fraud and other deceptive practices or other misconduct at our funds’ portfolio companies could similarly subject us to liability and reputational damage and also harm our performance.
Our reputation is critical to maintaining and developing relationships with the investors in our funds, potential fund investors and third parties with whom we do business. In recent years, there have been a number of highly publicized cases involving fraud, conflicts of interest or other misconduct by individuals in the financial services industry. There is a risk that our employees could engage in misconduct that adversely affects our businesses. For example, if an employee were to engage in illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, investor relationships and ability to attract future investors. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. Misconduct by our employees, or the employees of our funds’ portfolio companies, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our businesses.
In addition, we could also be adversely affected if there is misconduct by individuals associated with portfolio companies in which our funds invest. For example, failures by personnel, or individuals acting on behalf, of our funds’ portfolio companies to comply with anti-bribery, trade sanctions or other legal and regulatory requirements could adversely affect our businesses and reputation. There are a number of grounds upon which such misconduct at a portfolio company could subject us to criminal and/or civil liability, including on the basis of actual knowledge, willful blindness, or control person liability. Such misconduct might also undermine our funds’ due diligence efforts with respect to such companies and could negatively affect the valuation of a fund’s investments.
Underwriting activities expose us to risks.
AGS may act as an underwriter in securities offerings. We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities or indebtedness we purchased as an underwriter at the anticipated price levels. As an underwriter, we also are subject to potential liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite.
The due diligence process that we undertake in connection with investments by our funds may not reveal all facts that may be relevant in connection with an investment.
Before making fund investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful.
Certain of our funds utilize special situation and distressed debt investment strategies that involve significant risks.
Our funds often invest in companies with weak financial conditions, poor operating results, substantial financial needs, negative net worth and/or special competitive or regulatory problems. These funds also invest in companies that are or are anticipated to be involved in bankruptcy or reorganization proceedings. In such situations, it may be difficult to obtain full information as to the exact financial and operating conditions of these companies. Additionally, the fair values of such investments are subject to abrupt and erratic market movements and significant price volatility if they are publicly traded securities, and are subject to significant uncertainty in general if they are not publicly traded securities. Furthermore, some of our funds’ distressed investments may not be widely traded or may have no recognized market. A fund’s exposure to such investments may be substantial in relation to the market for those investments, and the assets are likely to be illiquid and difficult to sell or transfer. As a result, it may take a number of years for the market value of such investments to ultimately reflect their intrinsic value as perceived by us, if at all.
Our distressed investment strategy depends in part on our ability to successfully predict the occurrence of certain corporate events, such as debt and/or equity offerings, restructurings, reorganizations, mergers, takeover offers and other transactions, that we believe will improve the condition of the business. If the corporate event we predict is delayed, changed or never completed, the market price and value of the applicable fund’s investment could decline sharply.
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
When managing our exposure to market risks, we may (on our own behalf or on behalf of our funds) from time to time use forward contracts, options, swaps, caps, collars and floors or pursue other strategies or use other forms of derivative instruments

(OTC and otherwise) to limit our exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates and commodity prices. The scope of risk management activities undertaken by us varies based on the level and volatility of interest rates, prevailing foreign currency exchange rates, the types of investments that are made and other changing market conditions. The use of hedging transactions and other derivative instruments to reduce the effects of a decline in the value of a position does not eliminate the possibility of fluctuations in the value of the position or prevent losses if the value of the position declines. Such transactions may also limit the opportunity for gain if the value of a position increases. Moreover, it may not be possible to limit the exposure to a market development that is so generally anticipated that a hedging or other derivative transaction cannot be entered into at an acceptable price. The success of any hedging or other derivative transaction generally will depend on our ability to correctly predict market changes, the degree of correlation between price movements of a derivative instrument and the position being hedged, the creditworthiness of the counterparty and other factors. As a result, while we may enter into such a transaction in order to reduce our exposure to market risks, the transaction may result in poorer overall investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases.
While such hedging arrangements may reduce certain risks, such arrangements themselves may entail certain other risks. These arrangements may require the posting of cash collateral at a time when a fund has insufficient cash or illiquid assets such that the posting of the cash is either impossible or requires the sale of assets at prices that do not reflect their underlying value. Moreover, these hedging arrangements may generate significant transaction costs, including potential tax costs, that reduce the returns generated by a fund. Finally, the CFTC has made several public statements that it may soon issue a proposal for certain foreign exchange products to be subject to mandatory clearing, which could increase the cost of entering into currency hedges. Similar developments abroad may indirectly affect our funds as a result of their direct impact on our trading counterparties.
We often pursue investment opportunities that involve business, regulatory, legal or other complexities.
As an element of our investment style, we often pursue unusually complex investment opportunities. This can often take the form of substantial business, regulatory or legal complexity that we believe may deter other investment managers. Our tolerance for complexity presents risks, as such transactions can be more difficult, expensive and time-consuming to finance and execute; it can be more difficult to manage or realize value from the assets acquired in such transactions; and such transactions sometimes entail a higher level of regulatory scrutiny or a greater risk of contingent liabilities. Any of these risks could harm the performance of our funds.
Funds we manage may invest in assets denominated in currencies that differ from the currency in which the fund is denominated.
When our investment funds invest in assets denominated in currencies that differ from the currency that the relevant fund is denominated in, fluctuations in currency rates could impact fund performance. We also have a number of investment funds which are denominated in U.S. Dollars but invest primarily or exclusively in assets denominated in foreign currencies and therefore whose performance can be negatively impacted by strengthening of the U.S. Dollar even if the underlying investments perform well in local currency.
Our funds may employ hedging techniques to minimize these risks, but we can offer no assurance that such strategies will be effective or tax-efficient. If our funds engage in hedging transactions, we may be exposed to additional risks associated with such transactions.
Certain of our funds make investments in companies that we do not control.
Investments by certain of our funds include debt instruments, equity securities, and other financial instruments of companies that our funds do not control. Such investments may be acquired by our funds through trading activities or through purchases of securities or other financial instruments from the issuer. In addition, in the future, our funds may seek to acquire minority equity interests more frequently and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the funds retaining a minority investment. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our funds’ interests. If any of the foregoing were to occur, the values of investments by our funds could decrease and our financial condition, results of operations and cash flow could suffer as a result.
Our funds may face risks relating to undiversified investments.
While diversification is generally an objective of many of our funds, we cannot give assurance as to the degree of diversification that will actually be achieved in any fund investments. For example, we manage AAA, and Athene Holding is AAA’s only investment. Because a significant portion or all of a fund’s capital may be invested in a single investment or portfolio company, a loss with respect to such an investment or portfolio company could have a significant adverse impact on such fund’s capital. Accordingly, a lack of diversification on the part of a fund could adversely affect its performance, which could have a material adverse effect on our business, financial condition and results of operations.
We have a strategic relationship with Athene from which we derive a significant contribution to our revenue and that could give rise to real or apparent conflicts of interest.
We currently derive a significant contribution to our revenue across our business segments from our investment in and strategic relationship with Athene. AAM, an indirect subsidiary of Apollo Global Management, LLC, receives investment management fees from Athene in exchange for a suite of services for Athene’s investment portfolio. Through its subsidiaries, Apollo managed or advised $70.8 billion of AUM in accounts owned by or related to Athene as of December 31, 2016. Our investment management agreements with Athene are terminable under certain circumstances. If such investment management agreements were terminated or fees lowered it could have a material adverse effect on our business, results of operations and financial condition. In addition, Apollo had an approximate 8.9% economic ownership interest in Athene Holding as of December 31, 2016, which comprises Apollo’s direct 8.0% economic ownership interest in Athene Holding plus its proportionate 0.9% economic ownership interest through certain of its related parties which invest in Athene. Fluctuations in the value of Athene could have an adverse effect on our results and financial condition.
A number of Apollo entities receive incentive fees from Athene, have investments in Athene, and manage funds or accounts with investments in Athene from which incentive income may be earned. Pursuant to the management of Athene’s investment portfolio by AAM, Athene also invests in various Apollo-managed funds and entities. The Chairman, Chief Executive Officer and Chief Investment Officer of Athene is also an employee of AAM and five of Athene’s 16 directors are employees of, or consultants to, Apollo. These persons have fiduciary duties to Athene in addition to the duties that they have to Apollo. As a result, there may be real or apparent conflicts of interest with respect to matters affecting Apollo, Apollo-managed funds and their portfolio companies and Athene. In addition, conflicts of interest could arise with respect to transactions involving business dealings between Apollo and Athene and their respective affiliates.
While we expect our strategic relationship with Athene to continue for the foreseeable future, there can be no assurance that the benefit we receive from Athene will not decline due to a disruption or decline in Athene’s business or a change in our relationship with Athene, including our investment management agreements with Athene. Moreover, Athene is subject to significant regulatory oversight, changes to which may adversely affect its performance. We may be unable to replace a decline in the revenue that we derive from our investment in, and strategic relationship with, Athene on a timely basis or at all if our relationship with Athene were to change or if Athene were to experience a material adverse impact to its business.
Some of our funds invest in foreign countries and securities of issuers located outside of the United States, which may involve foreign exchange, political, social, economic and tax uncertainties and risks.
Some of our funds invest all or a portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States, including the U.K., Germany, China, India, Australia, Russia, Singapore, Spain, Portugal, Italy and France, as well as a number of jurisdictions commonly referred to as emerging markets. In addition to business uncertainties, such investments may be affected by changes in exchange rates as well as political, social and economic uncertainty affecting a country or region. Many financial markets are not as developed or as efficient as those in the United States, and as a result, liquidity may be reduced and price volatility may be higher. The legal and regulatory environment may also be different, particularly with respect to bankruptcy and reorganization. Financial accounting standards and practices may differ, and there may be less publicly available information in respect of such companies.
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
In addition, as a result of the complexity of, and lack of clear precedent or authority with respect to, the application of various income tax laws to our structures, the application of rules governing how transactions and structures should be reported is also subject to differing interpretations. For example, certain jurisdictions such as Australia, Canada, China, India, Spain, Portugal, Italy, France, Nicaragua and Hong Kong, where our funds have made investments, have sought to tax investment gains (including those from real estate) derived by nonresident investors, including private equity funds, from the disposition of the equity in companies operating in those jurisdictions. In some cases this development is the result of new legislation or changes in the interpretation of existing legislation and local authority assertions that investors have a local taxable presence or are holding companies for trading purposes rather than for capital purposes, or are not otherwise entitled to treaty benefits. In addition, the tax authorities in certain jurisdictions have sought to deny the benefits of income tax treaties for withholding taxes on interest and dividends of nonresident entities, if the entity is not the beneficial owner of the income but rather a mere conduit company inserted primarily to access treaty benefits.
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
With respect to India, in 2012 the Supreme Court of India held in favor of a taxpayer finding that the sale of shares of a foreign company that indirectly held Indian assets was not subject to Indian tax. However, the tax laws were amended in 2012 with retroactive effect to subject such gains to Indian tax if the shares in the foreign company derived their value, substantially, from assets located in India. The amendments are known as indirect transfer provisions. In 2015, the government made amendments to the indirect transfer provisions to clarify that shares or interest in an entity outside India would be deemed to derive its value substantially from assets located in India if, on the specified date, the value of Indian assets exceeds INR 100 million and the Indian assets represent at least 50% of the value of the assets owned by the entity. There is also a carve-out introduced for small shareholders whereby indirect transfer provisions do not apply to an investor (along with its associated enterprises) who neither holds the right of management or control of the foreign entity, nor holds more than 5% voting power or share capital or interest of such entity in the 12 month period preceding the date of transfer of shares or interest. Additionally, the government also issued rules around the valuation methodology and the specified date for the purpose of these thresholds.
Further, India had introduced General Anti-Avoidance Rule (GAAR) provisions in its tax law in 2012 though these have been deferred since then and are now slated to be implemented from April 1, 2017 onwards. The objective of GAAR is to deny tax benefit in an arrangement which has been entered into with the main purpose to obtain tax benefit and which lacks commercial substance or creates rights and obligations which are not at arm’s length principle or results in misuse of tax law provisions or is carried out by means or in a manner which are not ordinarily employed for bona fide purposes. Such an arrangement is termed in the GAAR provisions as “impermissible avoidance agreement”. As regards foreign investors, GAAR provisions would mainly impact those investors who claim treaty benefits to eliminate or minimize tax outlay in India. Acceding to the representations made by the foreign investors and other stakeholders, the Indian government has clarified that GAAR provisions would not apply in the following cases:

•	an arrangement where tax benefit in a fiscal year in aggregate to all the concerned parties does not exceed INR 30 million;

•	investments made by Foreign Portfolio Investors (FPIs) in India on which no treaty benefits have been claimed;

•	investments made by non-resident investors in the FPIs by way of offshore derivative instruments or any other way; or

•	investments made by any investor prior to April 2017.
Accordingly, Indian taxation of the capital gains of a foreign investor, upon a direct or indirect sale of an Indian company, remains uncertain.
The U.K. has also enacted legislation that may affect our funds’ investments. The U.K. Diverted Profits Tax (“DPT”) regime was introduced with effect from April 1, 2015 as a new tax separate from the U.K.’s existing Corporate Income Tax regime. DPT charges a rate of 25% on profits that, under the terms of the legislation, are considered to have been eroded from the U.K. tax base. The DPT legislation is intended to counteract and deter contrived arrangements used by multinational corporate groups which, it is argued, have resulted in the erosion of the U.K. tax base. DPT operates through two main rules: (i) the first rule aims to prevent U.K. tax resident companies (“U.K. PEs”) from creating tax advantages through transacting with entities that lack economic substance; and (ii) the second rule aims to counteract arrangements by which foreign companies sell into the U.K. whilst avoiding the creation of a U.K. PE. The legislation is worded so that where it is “reasonable to assume” a U.K. company is party to an arrangement that lacks economic substance and which results in a tax advantage in the U.K., or where it is “reasonable to assume” the activity of the involved parties is designed in such a way as to avoid a U.K. PE, DPT could apply. Further, the U.K. enacted hybrid and other mismatch legislation on September 15, 2016. The rules replace the existing U.K. arbitrage rules as from January 1, 2017. The U.K. tax authorities published draft guidance on the application of the rules in December 2016. The U.K. clauses broadly follow the recommendations of the OECD’s BEPS Action 2 - Neutralizing the Effects of Hybrid Mismatch Arrangements. However, uncertainty remains around what, if anything, other countries outside the U.K. will do, and it may be necessary to consider various scenarios when applying the imported mismatch rules.
The U.K. has implemented Tax Transparency legislation that requires many large businesses to publish their U.K. tax strategies on their websites before the end of each financial year for accounting periods beginning on or after the date of Royal Assent to the Finance Act 2016. Apollo’s U.K. entities must comply prior to December 31, 2017. As part of the requirement, organizations must publish information on risk management and governance, planning, risk appetite and their approach to HMRC. HMRC guidance recommends specific content under the four headings that expand beyond the base legislative requirements. During the course of 2017, the U.K. is expected to implement a new corporate criminal offense for the facilitation of tax evasion. Current draft law and guidance is extremely wide and covers offenses committed both in the U.K. and abroad and so is likely to have a global impact for Apollo’s businesses. Criminal liability can be mitigated where a relevant business has appropriate policies and procedures in place to manage the risk.
Third-party investors in our funds have the right under certain circumstances to terminate commitment periods or to dissolve the funds, and investors in some of our credit funds may redeem their investments in such funds at any time after an initial holding period. These events would lead to a decrease in our revenues, which could be substantial.
The governing agreements of certain of our funds allow the investors of those funds to, among other things, (i) terminate the commitment period of the fund in the event that certain “key persons” (for example, one or more of our Managing Partners and/or certain other investment professionals) fail to devote the requisite time to managing the fund, (ii) (depending on the fund) terminate the commitment period, dissolve the fund or remove the general partner if we, as general partner or manager, or certain “key persons” engage in certain forms of misconduct, or (iii) dissolve the fund or terminate the commitment period upon the affirmative vote of a specified percentage of limited partner interests entitled to vote. Each of Fund VI, Fund VII and Fund VIII, on which our near- to medium-term performance will heavily depend, include a number of such provisions. COF III, EPF II, EPF III and certain other credit funds have similar provisions. Also, after undergoing the 2007 Reorganization, subsequent to which we deconsolidated certain funds that had historically been consolidated in our financial statements, we amended the governing documents of our funds at that time to provide that a simple majority of a fund’s unaffiliated investors have the right to liquidate that fund. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damage to us.
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
Our funds generally establish the capital structure of portfolio companies and certain other fund investments, including real estate investments, on the basis of financial projections for such investments. These projected operating results will normally be based primarily on management judgments. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. General economic conditions, which are not predictable, along with other factors may cause actual performance to fall short of the financial projections we used to establish a given investment’s capital structure. Because of the leverage we typically employ in our fund investments, this could cause a substantial decrease in the value of the equity holdings of our funds in such investments. The inaccuracy of financial projections could thus cause our funds’ performance to fall short of our expectations.
Our funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest.
Our performance and the performance of our private equity funds, as well as many of our credit and real estate funds, are significantly affected by the value of the companies in which our funds have invested. Our funds invest in companies in many different industries, each of which is subject to volatility based upon a variety of factors, including economic and market factors. The credit crisis caused significant fluctuations in the value of securities held by our funds, and the global economic recession had a significant impact on the performance of the portfolio companies owned by the funds we manage. Although the U.S. economy has improved, conditions in economies outside the U.S. have generally improved at a less rapid pace (and in some cases have deteriorated), and there remain many obstacles to continued growth in the economy such as global geopolitical events, risks of inflation and high deficit levels for governments in the U.S. and abroad. These factors and other general economic trends may impact the performance of portfolio companies in many industries and in particular, industries that are more impacted by changes in consumer demand, such as the packaging, manufacturing, energy, chemical and refining industries, as well as travel and leisure, gaming, financial services and real estate industries. The performance of our funds, and our performance, may be adversely affected to the extent our fund portfolio companies in these industries experience adverse performance or additional pressure due to downward trends. For example, the performance of certain of the portfolio companies of our funds in the packaging, manufacturing, energy, chemical and refining industries is subject to the cyclical and volatile nature of the supply-demand balance in these industries. These industries historically have experienced alternating periods of capacity shortages leading to tight supply conditions, causing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, declining capacity utilization rates and declining prices and profit margins. In addition to changes in the supply and demand for products, the volatility these industries experience occurs as a result of changes in energy prices, costs of raw materials and changes in various other economic conditions around the world.
The performance of our funds’ investments in the commodities markets is also subject to a high degree of business and market risk, as it is substantially dependent upon prevailing prices of oil and natural gas. Certain of our funds have investments in businesses involved in oil and gas exploration and development, which can be a speculative business involving a high degree of risk, including: the volatility of oil and natural gas prices; the use of new technologies; reliance on estimates of oil and gas reserves in the evaluation of available geological, geophysical, engineering and economic data; and encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, equipment failures and other accidents in completing wells and otherwise, cratering, sour gas releases, uncontrollable flows of oil, natural gas or well fluids, adverse weather conditions, pollution, fires, spills and other environmental risks. Prices for oil and natural gas have not recovered since their significant decrease in the latter part of 2014 and throughout 2015, and there can be no assurance that prices will recover. If prices remain at their current level for an extended period of time, there could be an adverse impact on the performance of certain of our funds, and this impact may be material. These prices are also subject to wide fluctuation in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as level of consumer product demand, the refining capacity of oil purchasers, weather conditions, government regulations, the price and availability of alternative fuels, political conditions, foreign supply of such commodities and overall economic conditions. It is common in making investments in the commodities markets to deploy hedging strategies to protect against pricing fluctuations but such strategies may or may not be employed by us or our funds’ portfolio companies, and even when they are employed they may not protect our funds’ investments.
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
In respect of real estate, even though the U.S. residential real estate market remains stable after recovering from a lengthy and deep downturn, various factors could halt or limit a recovery in the housing market and have an adverse effect on the performance of certain of our funds’ investments, including, but not limited to, rising mortgage interest rates and a low level of consumer confidence in the economy and/or the residential real estate market.
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

Fraud and other deceptive practices could harm fund performance and our performance.
Instances of bribery, fraud and other deceptive practices committed by senior management of portfolio companies in which an Apollo fund invests may undermine our due diligence efforts with respect to such companies, and if such fraud is discovered, negatively affect the valuation of a fund’s investments. Fraud or other deceptive practices by our own employees or advisors could have a similar effect on fund performance and our performance. In addition, when discovered, financial fraud may contribute to reputational harm and overall market volatility that can negatively impact an Apollo fund’s investment program. As a result, instances of bribery, fraud and other deceptive practices could result in performance that is poorer than expected.
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
As a business development company under the Investment Company Act, AINV may issue debt securities or preferred stock and borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. Under the provisions of the Investment Company Act, AINV is permitted to issue senior securities only in amounts such that its asset coverage, as defined in the Investment Company Act, equals at least 200% after each issuance of senior securities. Further, if the value of its assets declines, it may be unable to satisfy this test and it may be limited in its ability to make distributions. If that happens, it may be required to sell a portion of its investments and, depending on the nature of its leverage, repay a portion of its indebtedness at a time when such sales may be disadvantageous.
Business development companies may issue and sell common stock at a price below net asset value per share only in limited circumstances, one of which is during the one-year period after shareholder approval. AINV’s shareholders have, in the past, approved a plan so that during the subsequent 12-month period, AINV may, in one or more public or private offerings of its common stock, sell or otherwise issue shares of its common stock at a price below the then current net asset value per share, subject to certain conditions including parameters on the number of shares sold on any given date, approval of the sale by a majority of its independent directors and a requirement that the sale price be not less than approximately the market price of the shares of its common stock at specified times, less underwriting commissions and discounts. AINV may ask its shareholders for additional approvals from year to year. There is no assurance such approvals will be obtained.
Regulations governing AFT’s and AIF’s operation affect their ability to raise, and the way in which they raise, additional capital.
As investment companies registered under the Investment Company Act, AFT and AIF may issue debt securities or preferred stock and borrow money from banks or other lenders, up to the maximum amount permitted by the Investment Company Act. Under the provisions of the Investment Company Act, AFT and AIF is restricted in the (i) issuance of preferred shares to amounts such that their respective asset coverage (as defined in Section 18 of the Investment Company Act) equals at least 200% after issuance and (ii) incurrence of indebtedness, including through the issuance of debt securities, such that immediately after issuance the fund will have an asset coverage (as defined in Section 18 of the Investment Company Act) of at least 300%. Lenders to the funds may demand higher asset coverage ratios. Further, if the value of a funds’ assets declines, such fund may be unable to satisfy its asset coverage requirements. If that happens, such fund, in order to pay dividends or repurchase its stock or to satisfy the requirements of its lenders, may be required to sell a portion of its investments and, depending on the nature of its leverage, repay a portion of its indebtedness at a time when such sales may be disadvantageous. Further, AFT and AIF may raise capital by issuing common shares, however, the offering price per common share generally must equal or exceed the net asset value per share, exclusive of any underwriting commissions or discounts, of the funds’ shares.
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

•	a lack of liquidity in the trading of our Class A shares;

•	adverse publicity about the investment management industry generally or individual scandals, specifically;

•	the fact that we do not provide comprehensive guidance regarding our expected quarterly and annual revenues, earnings and cash flow; and

•	general market and economic conditions.
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
The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2016, we had 185,460,294 Class A shares outstanding. The Class A shares reserved under our equity incentive plan are increased on the first day of each fiscal year by (i) the amount (if any) by which (a) 15% of the number of outstanding Class A shares and Apollo Operating Group units (“AOG Units”) exchangeable for Class A shares on a fully converted and diluted basis on the last day of the immediately preceding fiscal year exceeds (b) the number of shares then reserved and available for issuance under the Equity Plan, or (ii) such lesser amount by which the administrator may decide to increase the number of Class A shares. Taking into account grants of restricted share units (“RSUs”) and options made through December 31, 2016, 45,230,529 Class A shares remained available for future grant under our equity incentive plan. In addition, as of December 31, 2016, Holdings could at any time exchange its AOG Units for up to 215,457,239 Class A shares on behalf of our Managing Partners and Contributing Partners subject to the Amended and Restated Exchange Agreement. See “Item 13. Certain Relationships and Related Party Transactions—Amended and Restated Exchange Agreement.” We may also elect to sell additional Class A shares in one or more future primary offerings.
Our Managing Partners and Contributing Partners, through their partnership interests in Holdings, owned an aggregate of 53.7% of the AOG Units as of December 31, 2016. Subject to certain procedures and restrictions (including any transfer restrictions and lock-up agreements applicable to our Managing Partners and Contributing Partners), each Managing Partner and Contributing Partner has the right, upon 60 days’ notice prior to a designated quarterly date, to exchange the AOG Units for Class A shares. These Class A shares are eligible for resale from time to time, subject to certain contractual restrictions and applicable securities laws.
Our Managing Partners and Contributing Partners (through Holdings) have the ability to cause us to register the Class A shares they acquire upon exchange of their AOG Units, as was done in connection with the Company’s Secondary Offering in May 2013. See “Item 13. Certain Relationships and Related Party Transactions—Managing Partner Shareholders Agreement- Registration Rights.”
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
Our intention is to distribute to our Class A shareholders on a quarterly basis substantially all of our net after-tax cash flow from operations in excess of amounts determined by our manager to be necessary or appropriate to provide for the conduct of our businesses, to make appropriate investments in our businesses and our funds, to comply with applicable laws and regulations, to service our indebtedness or to provide for future distributions to our Class A shareholders for any ensuing quarter. The declaration, payment and determination of the amount of our quarterly distribution, if any, will be at the sole discretion of our manager, who may change our distribution policy at any time. We cannot assure you that any distributions, whether quarterly or otherwise, will or can be paid. In making decisions regarding our quarterly distribution, our manager considers general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, legal, tax, regulatory and other restrictions that may have implications on the payment of distributions by us to our Class A shareholders or by our subsidiaries to us, and such other factors as our manager may deem relevant.
Our Managing Partners’ beneficial ownership of interests in the Class B share that we have issued to BRH Holdings GP, Ltd. (“BRH”), the control exercised by our manager and anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.
Our Managing Partners, through their ownership of BRH, beneficially own the Class B share that we have issued to BRH. The Managing Partners interests in such Class B share represented 60.5% of the total combined voting power of our shares entitled to vote as of December 31, 2016. As a result, they are able to exercise control over all matters requiring the approval of shareholders and are able to prevent a change in control of our company. In addition, our operating agreement provides that so long as the Apollo control condition (as described in “Item 10. Directors, Executive Officers and Corporate Governance—Our Manager”) is satisfied, our manager, which is owned and controlled by our Managing Partners, manages all of our operations and activities. The control of our manager will make it more difficult for a potential acquirer to assume control of our Company. Other provisions in our operating agreement may also make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our shareholders. For example, our operating agreement requires advance notice for proposals by shareholders and nominations, places limitations on convening shareholder meetings, and authorizes the issuance of preferred shares that could be issued by our board of directors to thwart a takeover attempt. In addition, certain provisions of Delaware law give us the ability to delay or prevent a transaction that could cause a change in our control. The market price of our Class A shares could be adversely affected to the extent that our Managing Partners’ control over our Company, the control exercised by our manager as well as provisions of our operating agreement discourage potential takeover attempts that our shareholders may favor.
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
We grant Class A restricted share units to certain of our investment professionals and other personnel, both when hired and as a portion of the discretionary annual compensation they may receive. We require that a portion of the incentive income distributions payable by the general partners of certain of the funds we manage be used by the recipients of those distributions to purchase restricted Class A shares issued under our equity incentive plan. While this practice promotes alignment with shareholders and encourages investment professionals to maximize the success of the Company as a whole, these equity awards, if fulfilled by issuances of new shares by us rather than by open market purchases (which do not cause any dilution), may increase personnel-related shareholder dilution. In addition, volatility in the price of our Class A shares could adversely affect our ability to attract and retain our investment professionals and other personnel. To recruit and retain existing and future investment professionals, we may need to increase the level of compensation that we pay to them, which may cause a higher percentage of our revenue to be paid out in the form of compensation, which would have an adverse impact on our profit margins.
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
Risks Related to Our Organization and Structure
Although not enacted, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership or required us to hold incentive income through taxable corporations; and (ii) taxed certain income and gains at increased rates. If similar legislation were to be enacted and apply to us, the value of our Class A shares could be adversely affected.
The U.S. Congress, the IRS and the U.S. Treasury Department have over the past several years examined the U.S. Federal income tax treatment of private equity funds, hedge funds and other kinds of investment partnerships. The present U.S. Federal income tax treatment of a holder of Class A shares and/or our own taxation may be adversely affected by any new legislation, new regulations or revised interpretations of existing tax law that arise as a result of such examinations. In May 2010, the U.S. House of Representatives passed legislation (the “May 2010 House Bill”) that would have, in general, treated income and gains, including gain on sale, attributable to an interest in an investment services partnership interest (“ISPI”) as income subject to a new blended tax rate that is higher than under current law, except to the extent such ISPI would have been considered under the legislation to be a qualified capital interest. The interests of Class A shareholders and our interests in the Apollo Operating Group that are entitled to receive incentive income may be classified as ISPIs for purposes of this legislation. The United States Senate considered, but did not pass, similar legislation. On February 14, 2012, Representative Levin (D-MI) introduced similar legislation that would have taxed incentive income at ordinary income rates (which would be higher than the proposed blended rate in the May 2010 House Bill). On June 25, 2015. Representative Levin introduced a slightly modified version of his 2012 bill (together with the 2012 bill, the “Levin Bills”). It is unclear whether or when the U.S. Congress will pass similar legislation or what provisions would be included in any legislation, if enacted.
The May 2010 House Bill and both Levin Bills provide that, for taxable years beginning ten years after the date of enactment, income derived with respect to an ISPI that is not a qualified capital interest and that is treated as ordinary income under the rules discussed above would not meet the qualifying income requirements under the publicly traded partnership rules. Therefore, if similar legislation were to be enacted, following such ten-year period, we would be precluded from qualifying as a partnership for U.S. Federal income tax purposes or be required to hold all such ISPIs through corporations, possibly U.S. corporations. If we were taxed as a U.S. corporation or required to hold all ISPIs through corporations, our effective tax rate would increase significantly. The federal statutory rate for corporations is currently 35%, but it is possible that the 35% statutory rate may be reduced as part of broader tax reform. In addition, we could be subject to increased state and local taxes. Furthermore, holders of Class A shares could be subject to tax on our conversion into a corporation or any restructuring required in order for us to hold our ISPIs through a corporation.
On September 12, 2011, the Obama administration submitted similar legislation to Congress in the American Jobs Act that would have taxed income and gain that was treated as capital gains, including gain on disposition of interests attributable to an ISPI, at rates higher than the capital gains rate applicable to such income under then-current law, with an exception for certain qualified capital interests. The proposed legislation also would have characterized certain income and gain in respect of ISPIs as non-qualifying income under the publicly traded partnership rules after a ten-year transition period from the effective date, with an exception for certain qualified capital interests. This proposed legislation followed several prior statements by the Obama administration in support of changing the taxation of incentive income. In its published revenue proposal for 2016, the Obama administration proposed that the current law regarding treatment of incentive income be changed to subject such income to ordinary income tax. The Obama administration’s published revenue proposals for 2010, 2011, 2012, 2013, 2014 and 2015 contained similar proposals. According to publicly released statements, a top legislative priority of the Trump administration and the next Congress may be significant reform of the Internal Revenue Code, including significant changes to taxation of business entities. There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on us and our funds.

States and other jurisdictions have also considered legislation to increase taxes with respect to incentive income. For example, New York has periodically considered legislation under which non-residents of New York could be subject to New York state income tax on income in respect of our Class A shares as a result of certain activities of our affiliates in New York, although it is unclear when or whether such legislation would be enacted.
On February 26, 2014, Representative Dave Camp, who at the time was chairman of the House Ways and Means Committee, unveiled a detailed comprehensive tax reform proposal that would, among other things significantly limit the ability of publicly traded partnerships (PTPs) to avoid taxation as corporations. Under Representative Camp’s proposal, only mining and natural resource PTPs would continue to be taxed on a flow-through basis. Representative Camp’s proposal also called for a formulary approach to the taxation of incentive income. Under the formula, a portion of the gain recognized by partners providing services to certain investment partnerships would have been recharacterized as ordinary income. Representative Camp’s incentive income proposal was limited in scope. For instance, it would not have applied to partners engaged in a real property trade or business. Although relatively clear in concept, the proposed legislative text contained ambiguities that could have significantly impacted the reach of the chairman’s proposal. Representative Camp has since retired from Congress and his proposal was never taken up on the House floor; however, it is nonetheless significant in that it could serve as a model for a future Congress and presidential administration as they attempt to move forward on comprehensive tax reform legislation. For additional discussion about the potential impact of tax reform on our businesses, see “—Federal tax reform efforts will continue, which may involve uncertainties and risks,” below.
Our shareholders do not elect our manager or vote and have limited ability to influence decisions regarding our businesses.
So long as the Apollo control condition is satisfied, our manager, AGM Management, LLC, which is owned and controlled by our Managing Partners, will manage all of our operations and activities. AGM Management, LLC is managed by BRH, a Cayman entity owned by our Managing Partners and managed by an executive committee composed of our Managing Partners. Our shareholders do not elect our manager, its manager or its manager’s executive committee and, unlike the holders of common stock in a corporation, have only limited voting rights on matters affecting our businesses and therefore limited ability to influence decisions regarding our businesses. Furthermore, if our shareholders are dissatisfied with the performance of our manager, they will have little ability to remove our manager. As discussed below, the Managing Partners collectively had 60.5% of the voting power of Apollo Global Management, LLC as of December 31, 2016. Therefore, they have the ability to control any shareholder vote that occurs, including any vote regarding the removal of our manager.
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
Our Managing Partners controlled 60.5% of the combined voting power of our shares entitled to vote as of December 31, 2016. Accordingly, our Managing Partners have the ability to control our management and affairs to the extent not controlled by our manager. In addition, they are able to determine the outcome of all matters requiring shareholder approval (such as a proposed sale of all or substantially of our assets, the approval of a merger or consolidation involving the company, and an election by our manager to dissolve the company) and are able to cause or prevent a change of control of our company and could preclude any unsolicited acquisition of our company. The control of voting power by our Managing Partners could deprive Class A shareholders of an opportunity to receive a premium for their Class A shares as part of a sale of our company, and might ultimately affect the market price of the Class A shares.
In addition, our Managing Partners and Contributing Partners, through their beneficial ownership of partnership interests in Holdings, were entitled to 53.7% of Apollo Operating Group’s economic returns through the AOG Units owned by Holdings as of December 31, 2016. Because they hold their economic interest in our businesses directly through the Apollo Operating Group, rather than through the issuer of the Class A shares, our Managing Partners and Contributing Partners may have conflicting interests with holders of Class A shares. For example, our Managing Partners and Contributing Partners may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. For a description of the tax receivable agreement, see “Item 13. Certain Relationships and Related Party Transactions—Amended and Restated Tax Receivable Agreement.” In addition, the structuring of future transactions may take into consideration the Managing Partners’ and Contributing Partners’ tax considerations even where no similar benefit would accrue to us.
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

•
Our manager has limited its liability and reduced or eliminated its duties (including fiduciary duties) under our operating agreement, while also restricting the remedies available to our shareholders for actions that, without these limitations, might constitute breaches of duty (including fiduciary duty). In addition, we have agreed to indemnify our manager and its affiliates to the fullest extent permitted by law, except with respect to conduct involving bad faith, fraud or willful misconduct. By purchasing our Class A shares, you have agreed and consented to the provisions set forth in our operating agreement, including the provisions regarding conflicts of interest situations that, in the absence of such provisions, might constitute a breach of fiduciary or other duties under applicable state law.

•
Our operating agreement does not restrict our manager from causing us to pay it or its affiliates for any services rendered, or from entering into additional contractual arrangements with any of these entities on our behalf, so long as the terms of any such additional contractual arrangements are fair and reasonable to us as determined under the operating agreement.

•	Our manager determines how much debt we incur and that decision may adversely affect our credit ratings.

•	Our manager determines which costs incurred by it and its affiliates are reimbursable by us.

•	Our manager controls the enforcement of obligations owed to us by it and its affiliates.

•	Our manager decides whether to retain separate counsel, accountants or others to perform services for us.
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
As a holding company, our ability to pay distributions will be subject to the ability of our subsidiaries to provide cash to us. We intend to make quarterly distributions to our Class A shareholders. Accordingly, we expect to cause the Apollo Operating Group to make distributions to its unitholders (Holdings, which is 100% beneficially owned, directly and indirectly, by our Managing Partners and our Contributing Partners, and the three intermediate holding companies, which are 100% owned by us), pro rata in an amount sufficient to enable us to pay such distributions to our Class A shareholders; however, such distributions may not be made. In addition, our manager can reduce or eliminate our distributions at any time, in its discretion.
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
We do not believe that we are an “investment company” under the Investment Company Act because the nature of our assets and the income derived from those assets allow us to rely on the exception provided by Rule 3a-1 issued under the Investment Company Act. In addition, we believe we are not an investment company under Section 3(b)(1) of the Investment Company Act because we are primarily engaged in non-investment company businesses. We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, we would be taxed as a corporation and other restrictions imposed by the Investment Company Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our businesses as contemplated and would have a material adverse effect on our businesses and the price of our Class A shares.
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
Current law may change, causing us to be treated as a corporation for U.S. Federal or state income tax purposes or otherwise subjecting us to entity level taxation. See “—Risks Related to Our Organization and Structure-Although not enacted, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership or required us to hold incentive income through taxable corporations and (ii) taxed certain income and gains at increased rates. If similar legislation were to be enacted and apply to us, the value of our Class A shares could be adversely affected.” Because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our distributions to you would be reduced.
Our structure involves complex provisions of U.S. Federal income tax law for which no clear precedent or authority may be available. Our structure is also subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.
The U.S. Federal income tax treatment of holders of Class A shares depends in some instances on determinations of fact and interpretations of complex provisions of U.S. Federal income tax law for which no clear precedent or authority may be available. You should be aware that the U.S. Federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships and entities taxed as partnerships. The present U.S. Federal income tax treatment of an investment in our Class A shares may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. Changes to the U.S. Federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. Federal income tax purposes that is not taxable as a corporation, affect or cause us to change our investments and commitments, affect the tax considerations of an investment in us, change the character or treatment of portions of our income (including, for instance, the treatment of incentive income as ordinary income rather than capital gain) and adversely affect an investment in our Class A shares. For example, as discussed above under “—Risks Related to Our Organization and Structure—Although not enacted, the U.S. Congress has considered legislation that would have: (i) in some cases after a ten-year transition period, precluded us from qualifying as a partnership or required us to hold incentive income through taxable corporations; and (ii) taxed certain income and gains at increased rates. If similar legislation were to be enacted and apply to us, the value of our Class A shares could be adversely affected,” the U.S. Congress has considered various legislative proposals to treat all or part of the capital gain and dividend income that is recognized by an investment partnership and allocable to a partner affiliated with the sponsor of the partnership (i.e., a portion of the incentive income) as ordinary income to such partner for U.S. Federal income tax purposes.
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
Failure to meet these regulatory requirements could expose Apollo and/or its investors to a punitive withholding tax of 30% on certain U.S. payments (and beginning in 2019, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities), and possibly limit their ability to open bank accounts and secure funding the global capital markets. The reporting obligations imposed under FATCA require FFIs to comply with agreements with the IRS to obtain and disclose information about certain investors to the IRS. The administrative and economic costs of compliance with FATCA may discourage some foreign investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors. Other countries such as the U.K. and the Cayman Islands have implemented regimes similar to that of FATCA. Compliance with such regimes could result in increased administration and compliance costs and could subject our investment entities to increased non-U.S. withholding taxes.
Federal tax reform efforts will continue which may involve tax uncertainties and risks.
It is anticipated that the Trump administration and the U.S. Congress will continue examining proposals that would provide for a comprehensive overhaul of U.S. Federal income tax laws, which could result in sweeping changes to many longstanding tax rules. Reform efforts could result in lower statutory tax rates, but those rate reductions could be offset by tax changes intended to broaden the tax base, including eliminating or reducing the ability to deduct interest expense. As noted above in the discussion of “Risks Related to Our Organization and Structure,” tax reform legislation could require many entities currently operating as partnerships to be taxed as corporations and could cause income from incentive income to be taxed as ordinary income.
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

On June 24, 2016, Representative Kevin Brady, who is chairman of the House Ways and Means Committee, unveiled a “A Better Way for Tax Reform,” which Representative Brady described as a bold blueprint for pro-growth, comprehensive tax reform. This blueprint contemplates, among other things, reducing statutory tax rates imposed on corporations and business income of pass-through entities such as partnerships, replacing deductions that favor special industries or sectors with full and immediate deductions for new investments in equipment and technology, eliminating or reducing the ability to deduct net interest expense, moving to a territorial tax system and introducing a destination-basis tax system through border adjustment taxes.
It is not possible to predict when tax reform will be enacted and what impact tax reform, if enacted, would have on our funds and our businesses, but there is the potential for significant changes in U.S. federal laws related to the tax treatment of products and services provided by Apollo and investments made by our funds.
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
We did not make and currently do not intend to make, or cause to be made, an election to adjust asset basis under Section 754 of the Internal Revenue Code with respect to Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P. and Apollo Principal Holding XI, L.P. If no such election is made, there will generally be no adjustment for a transferee of Class A shares even if the purchase price of those Class A shares is higher than the Class A shares’ share of the aggregate tax basis of our assets immediately prior to the transfer. In that case, on a sale of an asset, gain allocable to a transferee could include built-in gain allocable to the transferor at the time of the transfer, which built-in gain would otherwise generally be eliminated if a Section 754 election had been made.
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
Individuals, estates and trusts are currently subject to an additional 3.8% tax on “net investment income” (or undistributed “net investment income,” in the case of estates and trusts) for each taxable year, with such tax applying to the lesser of such income or the excess of such person’s adjusted gross income (with certain adjustments) over a specified amount. Net investment income includes net income from interest, dividends, annuities, royalties and rents and net gain attributable to the disposition of investment property. It is anticipated that net income and gain attributable to an investment in us will be included in a holder of the Class A share’s “net investment income” subject to this additional tax.
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
Under the elective alternative procedure, we would issue information returns to persons who were shareholders in the audited year, who would then be required to take the adjustments into account in calculating their own tax liability, and we would not be liable for the adjustments to the amount of tax due (including interest and penalties). The mechanics of the elective alternative procedure are not clear in a number of respects and are intended to be clarified by future guidance. On January 18, 2017, the IRS and the U.S. Department of the Treasury publicly released the text of proposed regulations (the “Proposed Regulations”) regarding the centralized partnership audit legislation, which were scheduled to be formally published in the Federal Register on January 20, 2017. On January 20, 2017, however, the Trump administration released a memorandum that generally delayed all pending regulations from publication in the Federal Register pending review and approval, and the Proposed Regulations have not yet been published, so the impact of the Proposed Regulation on us and our funds remains unclear. Our manager has discretion whether or not to make use of this elective alternative procedure and has not determined whether or to what extent the election will be available or appropriate.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal executive offices are located in leased office space at 9 West 57th Street, New York, New York 10019. We also lease the space for our offices in New York, Los Angeles, Houston, Chicago, Ballwin, Bethesda, Toronto, London, Frankfurt, Madrid, Luxembourg, Mumbai, Delhi, Singapore, Hong Kong and Shanghai. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our businesses.

ITEM 3.	LEGAL PROCEEDINGS
See note 15 to our consolidated financial statements for a summary of the Company’s legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A shares are traded on the NYSE under the symbol “APO.” Our Class A shares began trading on the NYSE on March 30, 2011.
The number of holders of record of our Class A shares as of February 10, 2017 was 19. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers. As of February 10, 2017, there was 1 holder of our Class B share.
The following table sets forth the high and low intra-day sales prices per unit of our Class A shares, for the periods indicated, as reported by the NYSE:

	Sales Price
2016	High	Low
First Quarter	$17.48	$12.35
Second Quarter	17.77	14.26
Third Quarter	19.01	14.25
Fourth Quarter	21.17	17.38

	Sales Price
2015	High	Low
First Quarter	$25.80	$20.96
Second Quarter	23.33	20.78
Third Quarter	22.61	15.35
Fourth Quarter	19.18	14.15
Cash Distribution Policy
The following table sets forth the cash distributions paid to our Class A shareholders for the fiscal years ended December 31, 2016 and 2015.

Distribution Payment Date	Distribution Per Class A Share Amount
February 27, 2015	$0.86
May 29, 2015	0.33
August 31, 2015	0.42
November 30, 2015	0.35
Total 2015 distribution	$1.96
February 29, 2016	$0.28
May 31, 2016	0.25
August 31, 2016	0.37
November 30, 2016	0.35
Total 2016 distribution	$1.25
We have declared an additional cash distribution of $0.45 per Class A share in respect of the fourth quarter of 2016 which will be paid on February 28, 2017 to holders of record of Class A shares at the close of business on February 21, 2017.
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

•
First, we will cause one or more entities in the Apollo Operating Group to make a distribution to all of its partners, including our wholly-owned subsidiaries APO Corp., APO Asset Co., LLC, APO (FC), LLC, APO (FC II), LLC and APO UK (FC), Limited (as applicable), and Holdings, on a pro rata basis;

•
Second, we will cause our intermediate holding companies, APO Corp., APO Asset Co., LLC, APO (FC), LLC, APO (FC II), LLC and APO UK (FC), Limited (as applicable), to distribute to us, from their net after-tax proceeds, amounts equal to the aggregate distribution we have declared; and

•	Third, we will distribute the proceeds received by us to our Class A shareholders on a pro rata basis.
Payments that any of our intermediate holding companies make under the tax receivable agreement will reduce amounts that would otherwise be available for distribution by us on our Class A shares. See note 14 to our consolidated financial statements for information regarding the tax receivable agreement.
Under Delaware law we are prohibited from making a distribution to the extent that our liabilities, after such distribution, exceed the fair value of our assets. Our operating agreement does not contain any restrictions on our ability to make distributions, except that we may only distribute Class A shares to holders of Class A shares. The debt arrangements, as described in note 11 to our consolidated financial statements, do not contain restrictions on our or our subsidiaries' ability to pay distributions; however, instruments governing indebtedness that we or our subsidiaries incur in the future may contain restrictions on our or our subsidiaries' ability to pay distributions or make other cash distributions to equity holders.
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
As of December 31, 2016, approximately 9.1 million RSUs granted to Apollo employees (net of forfeited awards) were entitled to distribution equivalents, which are paid in cash.

Securities Authorized for Issuance Under Equity Compensation Plans
See the table under “Securities Authorized for Issuance Under Equity Compensation Plans” set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Unregistered Sale of Equity Securities
On November 1, 2016 and November 8, 2016, we issued 376,692 and 1,852 Class A shares, respectively, net of taxes to Apollo Management Holdings, L.P., a subsidiary of Apollo Global Management, LLC, in connection with deliveries of shares to participants in the Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Equity Plan”) for an aggregate purchase price of $6.9 million and $0.03 million, respectively. The issuance was exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our Class A shares made by us or on our behalf during the fiscal quarter ended December 31, 2016.

Period	Total Number of Class A Shares Purchased(1)	Average Price Paid per Share
October 1, 2016 through October 31, 2016	—	$—
November 1, 2016 through November 30, 2016	20,778	17.99
December 1, 2016 through December 31, 2016	—	—
Total	20,778

(1)
During the fiscal quarter ended December 31, 2016, we repurchased a number of our Class A shares equal to the number of Class A restricted shares issued under our equity incentive plan during the quarter. All such repurchases were made in open-market transactions not pursuant to a publicly-announced repurchase plan or program.

In February 2016, the Company announced its adoption of a program to repurchase up to $250 million in the aggregate of its Class A shares, including up to $150 million in the aggregate of its outstanding Class A shares through a share repurchase program and up to $100 million through a reduction of Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the 2007 Equity Plan, which we refer to as net share settlement. Under the share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. The Company expects that the share repurchase program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase Class A shares. The share repurchase program does not require the Company to repurchase any specific number of Class A shares, and the share repurchase program may be suspended, extended, modified or discontinued at any time. Reductions of Class A shares issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the 2007 Equity Plan are not included in the table. There were no share repurchases made as part of the share repurchase program during the three months ended December 31, 2016, and as of December 31, 2016, the approximate dollar value of Class A shares that may be purchased under the program is $137.1 million.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected historical consolidated and other data of Apollo Global Management, LLC should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data.”
The selected historical consolidated statements of operations data of Apollo Global Management, LLC for each of the years ended December 31, 2016, 2015 and 2014 and the selected historical consolidated statements of financial condition data as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements which are included in “Item 8. Financial Statements and Supplementary Data.”
We derived the selected historical consolidated statements of operations data of Apollo Global Management, LLC for the years ended December 31, 2013 and 2012 and the selected consolidated statements of financial condition data as of December 31, 2014, 2013 and 2012 from our audited consolidated financial statements which are not included in this report.

	For the Years Ended December 31,
	2016	2015(4)	2014	2013	2012
	(in thousands, except per share data)
Statement of Operations Data
Revenues:
Management fees from related parties	$1,043,513	$930,194	$850,441	$674,634	$580,603
Advisory and transaction fees from related parties, net	146,665	14,186	315,587	196,562	149,544
Carried interest income from related parties	780,206	97,290	394,055	2,862,375	2,129,818
Total Revenues	1,970,384	1,041,670	1,560,083	3,733,571	2,859,965
Expenses:
Compensation and benefits:
Salary, bonus and benefits	389,130	354,524	338,049	294,753	274,574
Equity-based compensation	102,983	97,676	126,320	126,227	598,654
Profit sharing expense	357,074	85,229	276,190	1,173,255	872,133
Total Compensation and Benefits	849,187	537,429	740,559	1,594,235	1,745,361
Interest expense	43,482	30,071	22,393	29,260	37,116
General, administrative and other(1)	247,000	255,061	265,189	275,796	243,097
Placement fees	26,249	8,414	15,422	42,424	22,271
Total Expenses	1,165,918	830,975	1,043,563	1,941,715	2,047,845
Other Income:
Net gains from investment activities	139,721	121,723	213,243	330,235	288,244
Net gains (losses) from investment activities of consolidated variable interest entities	5,015	19,050	22,564	199,742	(71,704)
Income from equity method investments	103,178	14,855	53,856	107,350	110,173
Interest income	4,072	3,232	10,392	12,266	9,693
Other income, net	4,562	7,673	60,592	40,114	1,964,679
Total Other Income	256,548	166,533	360,647	689,707	2,301,085
Income before income tax provision	1,061,014	377,228	877,167	2,481,563	3,113,205
Income tax provision	(90,707)	(26,733)	(147,245)	(107,569)	(65,410)
Net Income	970,307	350,495	729,922	2,373,994	3,047,795
Net income attributable to Non-Controlling Interests(2)(3)	(567,457)	(215,998)	(561,693)	(1,714,603)	(2,736,838)
Net Income Attributable to Apollo Global Management, LLC	$402,850	$134,497	$168,229	$659,391	$310,957
Distributions Declared per Class A Share	$1.25	$1.96	$3.11	$3.95	$1.35
Net Income Available to Class A Share – Basic	$2.11	$0.61	$0.62	$4.06	$2.06
Net Income Available to Class A Share –Diluted	$2.11	$0.61	$0.62	$4.03	$2.06

	As of December 31,
	2016	2015(4)	2014	2013	2012
	(in thousands)
Statement of Financial Condition Data
Total assets	$5,629,553	$4,559,808	$23,172,788	$22,474,674	$20,634,810
Debt (excluding obligations of consolidated variable interest entities)	1,352,447	1,025,255	1,027,965	746,693	735,771
Debt obligations of consolidated variable interest entities	786,545	801,270	14,123,100	12,423,962	11,834,955
Total shareholders’ equity	1,867,528	1,388,981	5,943,461	6,688,722	5,703,383
Total Non-Controlling Interests	1,032,412	739,476	4,156,979	4,051,453	3,036,565

(1)
Prior period amounts have been recast to conform to the current presentation. See note 2 to our consolidated financial statements for more detail on the change in presentation relating to general, administrative and other.

(2)
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

(4)
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
The following discussion should be read in conjunction with Apollo Global Management, LLC’s consolidated financial statements and the related notes as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section of this report entitled “Item 1A. Risk Factors.” The highlights listed below have had significant effects on many items within our consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.
General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in private equity, credit and real estate with significant distressed expertise and a flexible mandate in the majority of our funds which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for 30 years and lead a team of 986 employees, including 376 investment professionals, as of December 31, 2016.
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
As of December 31, 2016, we had total AUM of $191.7 billion across all of our businesses. More than 90% of our total AUM was in funds with a contractual life at inception of seven years or more, and 45% of such AUM was in permanent capital vehicles. On December 31, 2013, Fund VIII held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of December 31, 2016, Fund VIII had $8.3 billion of uncalled commitments remaining. Additionally, Fund VII held a final closing in December 2008, raising a total of $14.7 billion, and as of December 31, 2016, Fund VII had $2.3 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through December 31, 2016. Apollo’s private equity fund appreciation was 13.5% for the year ended December 31, 2016.
For our credit segment, total gross and net returns, excluding assets managed by Athene Asset Management that are not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo, were 11.2% and 9.9%, respectively, for the year ended December 31, 2016.
For our real estate segment, total combined gross and net returns for U.S. RE Fund I and U.S. RE Fund II including co-investment capital were 16.1% and 12.8%, respectively, for the year ended December 31, 2016.
For further detail related to fund performance metrics across all of our businesses, see “—The Historical Investment Performance of Our Funds.”
Holding Company Structure
The diagram below depicts our current organizational structure:

BRH Holdings GP, Ltd. (Class B Share)(2)(5)
Managing Partners
100% of LP Units
GP
BRH Holdings, L.P.(3)
57.94% of Total Voting Power
89.29% of LP Units
Class A Shareholders (Class A Shares)(1)
AGM Management, LLC(5) (Our Manager)
GP
Contributing Partners
10.71% of LP Units
AP Professional Holdings, L.P. (53.52% of Apollo Operating Group Units)(4)
42.06% of Total Voting Power
53.52% of the LP Units of Each Apollo Operating Group Entity
Apollo Global Management, LLC
(46.48% of Apollo Operating Group Units)(6)
Intermediate Holding Companies
100%
100%
100%
100%
100%
APO Asset Co., LLC
APO (FC), LLC
APO UK (FC), Limited
APO (FC II), LLC
APO Corp.
46.48% of the LP units of certain Apollo Operating Group Entities
46.48% of the LP units of certain Apollo Operating Group Entities
46.48% of the LP units of certain Apollo Operating Group Entities
46.48% of the LP units of certain Apollo Operating Group Entities
46.48% of the LP units of certain Apollo Operating Group Entities
Apollo Operating Group

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of February 8, 2017.

(1)
The Strategic Investors hold 16.43% of the Class A shares outstanding and 7.63% of the economic interests in the Apollo Operating Group. The Class A shares held by investors other than the Strategic Investors represent 42.06% of the total voting power of our shares entitled to vote and 38.85% of the economic interests in the Apollo Operating Group. Class A shares held by the Strategic Investors do not have voting rights. However, such Class A shares will become entitled to vote upon transfers by a Strategic Investor in accordance with the agreements entered into in connection with the investments made by the Strategic Investors.

(2)
Our Managing Partners own BRH Holdings GP, Ltd., which in turn holds our only outstanding Class B share. The Class B share represents 57.94% of the total voting power of our shares entitled to vote but no economic interest in Apollo Global Management,

LLC. Our Managing Partners’ economic interests are instead represented by their indirect beneficial ownership, through Holdings, of 47.79% of the limited partner interests in the Apollo Operating Group.

(3)	Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles, limited partner interests in Holdings.

(4)
Holdings owns 53.52% of the limited partner interests in each Apollo Operating Group entity. The AOG Units held by Holdings are exchangeable for Class A shares. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 47.79% of the AOG Units. Our Contributing Partners, through their ownership interests in Holdings, beneficially own 5.73% of the AOG Units.

(5)	BRH Holdings GP, Ltd. is the sole member of AGM Management, LLC, our manager. The management of Apollo Global Management, LLC is vested in our manager as provided in our operating agreement.

(6)
Represents 46.48% of the limited partner interests in each Apollo Operating Group entity, held through the intermediate holding companies. Apollo Global Management, LLC, also indirectly owns 100% of the general partner interests in each Apollo Operating Group entity.

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
In terms of equity markets, 2016 was a more positive year compared to the mixed backdrop in 2015. In the U.S., the S&P 500 Index increased 9.5% during 2016 following a slight decrease of 0.7% in 2015. Outside the U.S., global equity markets rose for the first time in three years as measured by the MSCI All Country World ex USA Index, which increased 3.6% during 2016 after falling 1.4% in 2015.
Conditions in the credit markets also have a significant impact on our business, and in 2016, many indices posted strong returns. The BofAML HY Master II Index rose 17.5% in 2016 following a decrease of 4.6% in 2015. In addition, the S&P/LSTA Leveraged Loan Index rose 10.2% in 2016 following a slight decrease of 0.7% in 2015. Benchmark interest rates finished the year on a slightly positive note as investors expect The Federal Reserve to raise short-term rates three times in 2017, after raising rates again in December. The U.S. 10-year Treasury yield rallied 85 basis points in the fourth quarter to finish the year up 18 basis points at 2.45%.
Foreign exchange rates can materially impact the valuations of our investments that are denominated in currencies other than the U.S. dollar. Relative to the U.S. dollar, the Euro depreciated 3.2% in 2016 after depreciating 10.2% in 2015, while the British pound depreciated 16.3% in 2016 largely due to the Brexit referendum, after depreciating 5.4% in 2015. Commodities generally saw price increases in both the fourth quarter and full year ended December 31, 2016. The price of crude oil appreciated by 11.4% during the fourth quarter and 45.0% for the full year.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 1.6% in 2016, lower than the 2.6% growth experienced in 2015, primarily due to a decrease in investments and government spending. As of January 2017, The International Monetary Fund estimated that the U.S. economy will expand by 2.3% in 2017. Additionally, the U.S. unemployment rate continued to decline in 2016, ending the year at 4.7%, a decrease from 5.0% at the end of 2015.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its fund investors by focusing on opportunities that management believes are often overlooked by other investors. As such, Apollo’s global integrated investment platform deployed $3.5 billion and $15.9 billion of capital through the funds it manages during the fourth quarter of 2016 and full year ended December 31, 2016, respectively. This represented the highest level of capital deployment activity in a calendar period to date. We believe Apollo’s expertise in credit and its focus on nine core industry sectors, combined with 26 years of investment experience, has allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors include chemicals, manufacturing and industrial, natural resources, consumer and retail, consumer services, business services, financial services, leisure, and media and telecom and technology. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods.
In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to launch new products and pursue attractive strategic growth opportunities. As such, Apollo had $6.6 billion and $34.8 billion of capital inflows during the fourth quarter of 2016 and full year ended December 31, 2016, respectively. While Apollo continues to attract capital inflows, it also continues to generate realizations for fund investors. Apollo returned $1.7 billion and $5.4 billion of capital and realized gains to the investors in the funds it manages during the fourth quarter of 2016 full year ended December 31, 2016, respectively.
Managing Business Performance
We believe that the presentation of Economic Income, or EI, supplements a reader’s understanding of the economic operating performance of each of our segments.
Economic Income
EI has certain limitations in that it does not take into account certain items included under U.S. GAAP. EI represents segment income before income tax provision excluding transaction-related charges arising from the 2007 private placement and any acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. In addition, segment data excludes non-cash revenue and expense related to equity awards granted by unconsolidated related parties to employees of the Company, compensation and administrative related expense reimbursements from unconsolidated related parties, as well as the assets, liabilities and operating results of the funds and VIEs that are included in the consolidated financial statements. We believe the exclusion of the non-cash charges related to the 2007 Reorganization for equity-based compensation provides investors with a meaningful indication of our performance because these charges relate to the equity portion of our capital structure and not our core operating performance.
Economic Net Income represents EI adjusted to reflect income tax provision on EI that has been calculated assuming that all income is allocated to Apollo Global Management, LLC, which would occur following an exchange of all AOG Units for Class A shares of Apollo Global Management, LLC. The economic assumptions and methodologies that impact the implied income tax provision are similar to those methodologies and certain assumptions used in calculating the income tax provision for Apollo’s consolidated statements of operations under U.S. GAAP.
We believe that EI is helpful for an understanding of our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed below in “—Overview of Results of Operations” that have been prepared in accordance with U.S. GAAP. See note 16 to the consolidated financial statements for more details regarding management’s consideration of EI.
EI may not be comparable to similarly titled measures used by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. We use EI as a measure of operating performance, not as a measure of liquidity. EI should not be considered in isolation or as a substitute for net income or other income data prepared in accordance with U.S. GAAP. The use of EI without consideration of related U.S. GAAP measures is not adequate due to the adjustments described above. Management compensates for these limitations by using EI as a supplemental measure to U.S. GAAP results, to provide a more complete understanding of our performance as management measures it. A reconciliation of EI to its most directly comparable U.S. GAAP measure of income before income tax provision can be found in the notes to our consolidated financial statements.
Economic Income for the years ended December 31, 2015 and 2014 includes a recast of salary, bonus and benefits due to management’s change in allocation methodology among the segments during the year ended December 31, 2016. All prior periods have been recast to conform to the current presentation. The impact to the combined segments total Economic Income for all periods presented was zero. The impact of this change to EI for each segment for the years ended December 31, 2015 and 2014 is reflected in note 16 to the consolidated financial statements.

Fee Related Earnings
Fee Related Earnings (“FRE”) is derived from our segment reported results and refers to a component of EI that is used as a supplemental measure to assess whether revenues that we believe are generally more stable and predictable in nature, primarily consisting of management fees, are sufficient to cover associated operating expenses and generate profits. FRE is the sum across all segments of (i) management fees, (ii) advisory and transaction fees, (iii) carried interest income earned from a publicly traded business development company we manage and (iv) other income, net excluding gains (losses) arising from the reversal of a portion of the tax receivable agreement liability, less (y) salary, bonus and benefits, excluding equity-based compensation and (z) other associated operating expenses.
Distributable Earnings
Distributable Earnings (“DE”), as well as DE After Taxes and Related Payables are derived from our segment reported results, and are supplemental non-U.S. GAAP measures to assess performance and the amount of earnings available for distribution to Class A shareholders, holders of RSUs that participate in distributions and holders of AOG Units. DE represents the amount of net realized earnings without the effects of the consolidation of any of the related funds. DE, which is a component of EI, is the sum across all segments of (i) total management fees and advisory and transaction fees, excluding monitoring fees received from Athene based on its capital and surplus (as defined in Apollo’s transaction advisory services agreement with Athene), (ii) other income (loss), excluding the gains (losses) arising from the reversal of a portion of the tax receivable agreement liability (iii) realized carried interest income, and (iv) realized investment income, less (x) compensation expense, excluding the expense related to equity-based awards, (y) realized profit sharing expense, and (z) non-compensation expenses, excluding depreciation and amortization expense. DE After Taxes and Related Payables represents DE less estimated current corporate, local and non-U.S. taxes as well as the payable under Apollo’s tax receivable agreement. A reconciliation of DE and EI to their most directly comparable U.S. GAAP measure of income before income tax provision can be found in “—Summary of Non-U.S. GAAP Measures”.
Fee Related EBITDA

Fee related EBITDA is a non-U.S. GAAP measure derived from our segment reported results and is used to assess the performance of our operations as well as our ability to service current and future borrowings. Fee related EBITDA represents FRE plus amounts for depreciation and amortization. “Fee related EBITDA +100% of net realized carried interest” represents fee-related EBITDA plus realized carried interest less realized profit sharing.
We use FRE, DE and Fee related EBITDA as measures of operating performance, not as measures of liquidity. These measures should not be considered in isolation or as a substitute for net income or other income data prepared in accordance with U.S. GAAP. The use of these measures without consideration of their related U.S. GAAP measures is not adequate due to the adjustments described above.
Operating Metrics
We monitor certain operating metrics that are common to the alternative investment management industry. These operating metrics include Assets Under Management, capital deployed and uncalled commitments.
Assets Under Management
The tables below present Fee-Generating and Non-Fee-Generating AUM by segment as of December 31, 2016 and 2015:

	As of December 31, 2016				As of December 31, 2015
	Private Equity	Credit	Real Estate	Total	Private Equity	Credit	Real Estate	Total
	(in millions)				(in millions)
Fee-Generating AUM	$30,722	$111,781	$8,295	$150,798	$29,258	$101,522	$7,317	$138,097
Non-Fee-Generating AUM	12,906	24,826	3,158	40,890	8,244	19,839	3,943	32,026
Total AUM	$43,628	$136,607	$11,453	$191,688	$37,502	$121,361	$11,260	$170,123

The table below presents AUM with Future Management Fee Potential, which is a component of Non-Fee-Generating AUM, for each of Apollo’s three segments as of December 31, 2016 and 2015.

	As of December 31, 2016	As of December 31, 2015
	(in millions)
Private Equity	$1,977	$2,093
Credit	6,533	5,763
Real Estate	639	986
Total AUM with Future Management Fee Potential	$9,149	$8,842
The following tables present the components of Carry-Eligible AUM for each of Apollo’s three segments as of December 31, 2016 and 2015:

	As of December 31, 2016				As of December 31, 2015
	Private Equity	Credit	Real Estate	Total	Private Equity	Credit	Real Estate	Total
	(in millions)				(in millions)
Carry-Generating AUM	$21,521	$33,306	$776	$55,603	$9,461	$16,923	$516	$26,900
AUM Not Currently Generating Carry	487	7,219	365	8,071	6,793	21,583	865	29,241
Uninvested Carry-Eligible AUM	13,136	11,119	976	25,231	16,528	8,701	1,059	26,288
Total Carry-Eligible AUM	$35,144	$51,644	$2,117	$88,905	$32,782	$47,207	$2,440	$82,429
The following table presents AUM Not Currently Generating Carry for funds that have commenced investing capital for more than 24 months as of December 31, 2016 and the corresponding appreciation required to reach the preferred return or high watermark in order to generate carried interest:

Category / Fund	Invested AUM Not Currently Generating Carry	Investment Period Active > 24 Months	Appreciation Required to Achieve Carry(1)
	(in millions)
Private Equity:
Total Private Equity	$487	$342	32%
Credit:
Drawdown	3,752	3,738	30%
Liquid/Performing	3,467	1,935	< 250bps
		—	250-500bps
		813	> 500bps
Total Credit	7,219	6,486	20%
Real Estate:
Total Real Estate	365	294	> 500bps
Total	$8,071	$7,122

(1)
All investors in a given fund are considered in aggregate when calculating the appreciation required to achieve carry presented above. Appreciation required to achieve carry may vary by individual investor.

The components of Fee-Generating AUM by segment as of December 31, 2016 and 2015 are presented below:

	As of December 31, 2016
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$21,782		$8,072	$724	$30,578
Fee-Generating AUM based on invested capital	8,058		4,212	4,374	16,644
Fee-Generating AUM based on gross/adjusted assets	882		88,196	3,131	92,209
Fee-Generating AUM based on NAV	—		11,301	66	11,367
Total Fee-Generating AUM	$30,722	(1)	$111,781	$8,295	$150,798

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2016 was 66 months.

	As of December 31, 2015
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$20,315		$5,787	$376	$26,478
Fee-Generating AUM based on invested capital	8,094		3,860	4,180	16,134
Fee-Generating AUM based on gross/adjusted assets	506		83,728	2,671	86,905
Fee-Generating AUM based on NAV	343		8,147	90	8,580
Total Fee-Generating AUM	$29,258	(1)	$101,522	$7,317	$138,097

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2015 was 73 months.
The following table presents total AUM and Fee-Generating AUM amounts for our private equity segment:

	Total AUM		Fee-Generating AUM
	As of December 31,		As of December 31,
	2016	2015	2016	2015
	(in millions)
Traditional Private Equity Funds	$30,490	$30,665	$24,457	$24,826
Natural Resources	5,223	2,909	4,181	2,436
Other(1)	7,915	3,928	2,084	1,996
Total	$43,628	$37,502	$30,722	$29,258

(1)	Includes co-investments contributed to Athene by AAA through its investment in AAA Investments as discussed in note 14 of the consolidated financial statements.
The following table presents total AUM and Fee-Generating AUM amounts for our credit segment by category type:

	Total AUM		Fee-Generating AUM
	As of December 31,		As of December 31,
	2016	2015	2016	2015
	(in millions)
Liquid/Performing	$35,684	$37,242	$31,562	$30,603
Drawdown	23,852	19,112	13,645	11,130
Permanent capital vehicles ex Athene Non-Sub-Advised(1)	12,330	15,058	11,460	9,840
Athene Non-Sub-Advised(1)	55,114	49,949	55,114	49,949
Advisory(2)	9,627	—	—	—
Total	$136,607	$121,361	$111,781	$101,522

(1)
Athene Non-Sub-Advised reflects total Athene-related AUM of $70.8 billion less $15.7 billion of assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo. Athene Non-Sub-Advised includes $4.4 billion of Athene AUM for which AAME provides investment advisory services.

(2)	Advisory refers to certain assets advised by AAME.
The following table presents the Athene assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo:

	Total AUM
	As of December 31,
	2016	2015
	(in millions)
Private Equity	$1,099	$956
Credit
Liquid/Performing	9,407	8,998
Drawdown	1,075	863
Total Credit	10,482	9,861
Real Estate
Debt	3,698	3,426
Equity	439	340
Total Real Estate	4,137	3,766
Total	$15,718	$14,583
The following table presents total AUM and Fee-Generating AUM amounts for our real estate segment:

	Total AUM		Fee-Generating AUM
	As of December 31,		As of December 31,
	2016	2015	2016	2015
	(in millions)
Debt	$8,604	$7,737	$6,577	$5,477
Equity	2,849	3,523	1,718	1,840
Total	$11,453	$11,260	$8,295	$7,317
The following tables summarize changes in total AUM for each of Apollo’s three segments for the years ended December 31, 2016 and 2015:

	For the Years Ended December 31,
	2016				2015
	Private Equity	Credit	Real Estate	Total	Private Equity	Credit	Real Estate	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$37,502	$121,361	$11,260	$170,123	$41,299	$108,960	$9,538	$159,797
Inflows	5,727	26,170	2,870	34,767	2,299	18,201	3,188	23,688
Outflows(2)	(1,148)	(11,405)	(505)	(13,058)	(812)	(3,769)	(71)	(4,652)
Net Flows	4,579	14,765	2,365	21,709	1,487	14,432	3,117	19,036
Realizations	(1,121)	(1,827)	(2,472)	(5,420)	(4,711)	(2,182)	(1,656)	(8,549)
Market Activity(3)(4)	2,668	2,308	300	5,276	(573)	151	261	(161)
End of Period	$43,628	$136,607	$11,453	$191,688	$37,502	$121,361	$11,260	$170,123

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

(2)	Outflows for Total AUM include redemptions of $1,832.1 million and $626.8 million during the years ended December 31, 2016 and 2015, respectively.

(3)	Includes foreign exchange impacts of $(102.5) million, $(911.0) million and $(160.4) million for private equity, credit and real estate, respectively, during the year ended December 31, 2016.

(4)	Includes foreign exchange impacts of $(162.4) million, $(403.7) million and $(136.1) million for private equity, credit and real estate, respectively, during the year ended December 31, 2015.
Assets Under Management

Total AUM was $191.7 billion at December 31, 2016, an increase of $21.6 billion, or 12.7%, compared to $170.1 billion at December 31, 2015. The net increase was primarily due to:

Net flows of $21.7 billion primarily related to:

•
a $14.8 billion increase related to funds we manage in the credit segment primarily consisting of advisory mandates related to AAME of $9.3 billion, subscriptions of $8.1 billion, a net increase in AUM relating to Athene of $6.1 billion and originations at MidCap of $1.5 billion, offset by a decrease in leverage of $6.7 billion, redemptions of $1.8 billion and net segment transfers of $1.7 billion;

•
a $4.6 billion increase related to funds we manage in the private equity segment consisting of subscriptions attributable to co-investments for Fund VIII transactions of $3.3 billion and ANRP II of $1.5 billion; and

•
a $2.4 billion increase related to funds we manage in the real estate segment primarily consisting of subscriptions of $1.0 billion primarily related to AGRE Debt Fund I, L.P. ("AGRE Debt Fund I") and net segment transfers of $1.4 billion.

Market activity of $5.3 billion primarily related to $2.7 billion and $2.3 billion of appreciation in the funds we manage in the private equity and credit segments, respectively.

Offsetting these increases were:

Realizations of $5.4 billion primarily related to:

•
$2.5 billion related to funds we manage in the real estate segment primarily consisting of distributions of $1.5 billion from our real estate debt funds and $1.0 billion from our real estate equity funds;

•	$1.8 billion related to funds we manage in the credit segment primarily consisting of distributions of $0.9 billion and $0.6 billion in drawdown funds and liquid/performing funds, respectively; and

•
$1.1 billion related to funds we manage in the private equity segment primarily consisting of distributions of $1.0 billion and $0.1 billion in our traditional private equity funds and co-investment vehicles, respectively.

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

Offsetting these increases were:

Realizations of $8.5 billion primarily related to:

•	$4.7 billion related to funds we manage in the private equity segment primarily consisting of distributions of $4.1 billion attributable to certain traditional private equity funds;

•	$2.2 billion related to funds we manage in the credit segment primarily consisting of distributions of $1.1 billion and $0.8 billion in liquid/performing and drawdown funds, respectively; and

•	$1.7 billion related to funds we manage in the real estate segment primarily consisting of distributions of $0.9 billion from our real estate debt funds and $0.3 billion related to the CPI funds.

Market activity of $0.2 billion related to:

•	$0.6 billion of depreciation in the funds we manage in the private equity segment;

•	$0.3 billion of appreciation in the funds we manage in the real estate segment; and

•	$0.2 billion of appreciation in the funds we manage in the credit segment.

The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three segments for the years ended December 31, 2016 and 2015:

	For the Years Ended December 31,
	2016				2015
	Private Equity	Credit	Real Estate	Total	Private Equity	Credit	Real Estate	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$29,258	$101,522	$7,317	$138,097	$30,285	$92,192	$6,237	$128,714
Inflows	2,298	18,327	2,609	23,234	2,610	14,702	2,639	19,951
Outflows(2)	(416)	(8,013)	(51)	(8,480)	(794)	(4,328)	(249)	(5,371)
Net Flows	1,882	10,314	2,558	14,754	1,816	10,374	2,390	14,580
Realizations	(404)	(1,071)	(1,611)	(3,086)	(2,839)	(1,664)	(1,328)	(5,831)
Market Activity(3)	(14)	1,016	31	1,033	(4)	620	18	634
End of Period	$30,722	$111,781	$8,295	$150,798	$29,258	$101,522	$7,317	$138,097

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

(2)	Outflows for Fee-Generating AUM include redemptions of $1,497.6 million and $594.6 million during the years ended December 31, 2016 and 2015, respectively.

(3)
Includes foreign exchange impacts of $(407.2) million and $(48.7) million for credit and real estate, respectively, during the year ended December 31, 2016, and foreign exchange impacts of $(324.2) million and $(71.6) million for credit and real estate, respectively, during the year ended December 31, 2015.

Total Fee-Generating AUM was $150.8 billion at December 31, 2016, an increase of $12.7 billion or 9.2%, compared to $138.1 billion at December 31, 2015. The net increase was primarily due to:

Net flows of $14.8 billion primarily related to:

•
a $10.3 billion increase related to funds we manage in the credit segment primarily consisting of a net increase in AUM relating to Athene Holding of $6.1 billion, subscriptions of $5.2 billion, an increase in capital deployment of $2.4 billion, and $1.5 billion in originations at MidCap. This was partially offset by a decrease in leverage of $2.1 billion, redemptions of $1.5 billion and net segment transfers of $1.4 billion; and

•	a $2.6 billion increase related to funds we manage in the real estate segment primarily consisting of net segment transfers of $1.5 billion and subscriptions of $0.6 billion; and

•	a $1.9 billion increase related to funds we manage in the private equity segment primarily consisting of subscriptions attributable to ANRP II of $1.4 billion.

Market activity of $1.0 billion primarily related to appreciation in the funds we manage in the credit segment.

Offsetting these increases were:

Realizations of $3.1 billion primarily related to:

•
$1.6 billion related to funds we manage in the real estate segment primarily driven by distributions of $1.2 billion from our real estate debt funds and $0.4 billion from our real estate equity funds; and

•
$1.1 billion related to funds we manage in the credit segment primarily driven by certain of our liquid/performing funds, including returns to CLO investors, and distributions of $0.3 billion from permanent capital vehicles.

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
Capital Deployed
The following table summarizes by segment the capital deployed for funds and SIAs with a defined maturity date and certain funds and SIAs in Apollo’s real estate debt strategy during the specified reporting periods:

	For the Years Ended December 31,
	2016	2015	2014
	(in millions)
Private Equity	$9,582	$5,144	$2,163
Credit	3,713	5,531	5,174
Real Estate(1)	2,638	2,458	2,686
Total capital deployed	$15,933	$13,133	$10,023

(1)
Included in capital deployed is $2,467 million, $2,140 million, and $2,320 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to funds in Apollo’s real estate debt strategy.

Uncalled Commitments
The following table summarizes the uncalled commitments by segment during the specified reporting periods:

	As of December 31,
	2016	2015
	(in millions)
Private Equity	$16,079	$19,487
Credit	11,816	8,557
Real Estate	1,414	984
Total uncalled commitments(1)	$29,309	$29,028

(1)
As of December 31, 2016 and December 31, 2015, $25.9 billion and $26.1 billion, respectively, represented the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of our funds.

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
Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund IV generated a 12% gross IRR and a 9% net IRR since its inception through December 31, 2016, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through December 31, 2016. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares.”

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
All amounts are as of December 31, 2016, unless otherwise noted:

									As of December 31, 2016
($ in millions)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital(1)	Realized Value(1)	Remaining Cost(1)	Unrealized Value(1)	Total Value(1)	Gross IRR(1)		Net IRR(1)
Private Equity:
Fund VIII	2013	$20,336	$18,377	$10,017	$895	$9,281	$11,628	$12,523	25%		13%
Fund VII	2008	6,439	14,677	16,033	29,377	3,668	3,945	33,322	35		26
Fund VI	2006	3,349	10,136	12,457	18,001	3,505	2,727	20,728	12		9
Fund V	2001	337	3,742	5,192	12,697	138	80	12,777	61		44
Fund I, II, III, IV and MIA(3)	Various	29	7,320	8,753	17,400	—	14	17,414	39		26
Traditional Private Equity Funds(4)		$30,490	$54,252	$52,452	$78,370	$16,592	$18,394	$96,764	39%		25%
ANRP II	2016	3,673	3,454	581	144	505	788	932	NM	(2)	NM	(2)
ANRP I	2012	1,550	1,323	1,018	236	855	1,191	1,427	15		9
AION	2013	706	826	326	127	236	210	337	3%		(11)%
Total Private Equity(9)		$36,419	$59,855	$54,377	$78,877	$18,188	$20,583	$99,460
Credit:
Credit Opportunity Funds
COF III	2014	$3,124	$3,426	$4,182	$1,751	$2,566	$2,127	$3,878	(3)%		(4)%
COF I and II	2008	445	3,068	3,787	7,389	127	158	7,547	23		20
European Principal Finance Funds
EPF II(5)	2012	4,099	3,379	3,443	1,393	2,051	3,206	4,599	20		11
EPF I(5)	2007	269	1,362	1,790	2,960	—	46	3,006	23		17
Structured Credit Funds
FCI II	2013	2,507	1,555	1,953	559	1,682	2,056	2,615	17		13
FCI I	2012	1,044	559	1,230	852	793	818	1,670	16		12
SCRF III (12)	2015	986	1,238	1,611	671	739	1,165	1,836	18		14
SCRF I and II12)	Various	12	222	707	872	7	12	884	27		21
Other Drawdown Funds & SIAs(6)	Various	6,601	8,792	7,250	7,387	1,941	1,743	9,130	9		6
Total Credit(10)		$19,087	$23,601	$25,953	$23,834	$9,906	$11,331	$35,165
Real Estate:
U.S. RE Fund II(7)	2016	$687	$651	$409	$69	$384	$425	$494	17%		17%
U.S. RE Fund I(7)	2012	512	648	623	574	271	339	913	17		13
AGRE Debt Fund I(13)	2011	917	1,913	1,850	1,148	923	849	1,997	7		6
CPI Funds(8)	Various	605	4,768	2,475	2,529	311	102	2,631	15		12
Total Real Estate(11)		$2,721	$7,980	$5,357	$4,320	$1,889	$1,715	$6,035

(1)	Refer to the definitions of Vintage Year, Total Invested Capital, Realized Value, Remaining Cost, Unrealized Value, Total Value, Gross IRR and Net IRR described elsewhere in this report.

(2)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

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

(4)	Total IRR is calculated based on total cash flows for all funds presented.

(5)	Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.05 as of December 31, 2016.

(6)
Amounts presented have been aggregated for (i) drawdown funds with AUM greater than $500 million that do not form part of a flagship series of funds and (ii) SIAs with AUM greater than $200 million that do not predominantly invest in other Apollo funds or SIAs. Certain SIAs’ historical figures are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.05 as of December 31, 2016. Additionally, certain SIAs totaling $1.8 billion of AUM have been excluded from Total Invested Capital, Realized Value, Remaining Cost, Unrealized Value and Total Value. These SIAs have an open ended life and a significant turnover in their portfolio assets due to the ability to recycle capital. These SIAs had $9.1 billion of Total Invested Capital through December 31, 2016.

(7)
U.S. RE Fund I and U.S. RE Fund II had $150 million and $178 million of co-investment commitments as of December 31, 2016, respectively, which are included in the figures in the table. A co-invest entity within U.S. RE Fund I is denominated in GBP and translated into U.S. dollars at an exchange rate of £1.00 to $1.23 as of December 31, 2016.

(8)
As part of the acquisition of Citi Property Investors (“CPI”), Apollo acquired general partner interests in fully invested funds. CPI Funds refers to CPI Capital Partners North America, CPI Capital Partners Asia Pacific, CPI Capital Partners Europe and other CPI funds or individual investments of which Apollo is not the general partner or manager and only receives fees pursuant to either a sub-advisory agreement or an investment management and administrative agreement. For CPI Capital Partners North America, CPI Capital Partners Asia Pacific and CPI Capital Partners Europe, the gross and net IRRs are presented in the investment record table since acquisition on November 12, 2010. The aggregate net IRR for these funds from their inception to December 31, 2016 was (1)%. This net IRR was primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo only became the general partner or manager of these funds upon completing the acquisition on November 12, 2010.

(9)
Certain private equity co-investment vehicles and funds with AUM less than $500 million have been excluded. These co-investment vehicles and funds had $7.2 billion of aggregate AUM as of December 31, 2016.

(10)	Certain credit funds and SIAs with AUM less than $500 million and $200 million, respectively, have been excluded. These funds and SIAs had $4.8 billion of aggregate AUM as of December 31, 2016.

(11)
Certain accounts owned by or related to Athene, certain co-investment vehicles and certain funds with AUM less than $500 million have been excluded. These accounts, co-investment vehicles and funds had $4.8 billion of aggregate AUM as of December 31, 2016.

(12)	Remaining cost for certain of our credit funds may include physical cash called, invested or reserved for certain levered investments.

(13)
The investor in this U.S. Dollar denominated fund have chosen to make contributions and receive distributions in the local currency of each underlying investment. As a result, Apollo has not entered into foreign currency hedges for this fund and the returns presented include the impact of foreign currency gains or losses. The investor’s gross and net IRR, before the impact of foreign currency gains or losses, from the fund’s inception to December 31, 2016 was 10% and 9%, respectively.

Private Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of December 31, 2016:

	Total Invested Capital	Total Value	Gross IRR
	(in millions)
Distressed for Control	$7,795	$18,535	29%
Non-Control Distressed	5,490	8,475	71
Total	13,285	27,010	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit(1)	39,167	69,754	22
Total	$52,452	$96,764	39%

(1)	Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

The following tables provide additional detail on the composition of the Fund VIII, Fund VII, Fund VI and Fund V private equity portfolios based on investment strategy. Amounts for Fund I, II, III and IV are included in the table above but not presented below as their remaining value is less than $100 million or the fund has been liquidated. All amounts are as of December 31, 2016:
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,318	$3,410
Opportunistic Buyouts	7,200	8,429
Distressed	499	684
Total	$10,017	$12,523
Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,159	$4,530
Opportunistic Buyouts	4,291	10,424
Distressed/Other Credit(2)	9,583	18,368
Total	$16,033	$33,322
Fund VI

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$3,397	$5,808
Opportunistic Buyouts	6,374	9,958
Distressed/Other Credit(2)	2,686	4,962
Total	$12,457	$20,728
Fund V

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$1,605	$4,947
Opportunistic Buyouts	2,165	5,333
Distressed	1,422	2,497
Total	$5,192	$12,777

(1)
Committed capital less unfunded capital commitments for Fund VIII and Fund VII was $10.0 billion and $13.9 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreement or other governing agreements.

(2)	The distressed investment strategy includes distressed for control, non-control distressed and other credit.

During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through December 31, 2016), our private equity funds have invested $42.4 billion, of which $18.8 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII, VI and V was 5.5x, 6.1x, 7.7x and 6.6x, respectively, as of December 31, 2016. Our average entry multiple for a private equity fund is the average of the total enterprise value over an applicable adjusted earnings before interest, taxes, depreciation and amortization which may incorporate certain adjustments based on the investment team’s estimate and we believe captures the true economics of our funds’ investments in portfolio companies. The average entry multiple of actively investing funds may include committed investments not yet closed.
Credit
The following table presents the AUM and gross and net returns information for Apollo’s credit segment by category type:

	As of December 31, 2016				Gross Returns	Net Returns
Category	AUM	Fee-Generating AUM	Carry-Eligible AUM	Carry-Generating AUM	For the Year Ended December 31, 2016(1)	For the Year Ended December 31, 2016(1)
	(in millions)
Liquid/Performing	$35,684	$31,562	$19,841	$15,524	9.6%	9.0%
Drawdown(2)	23,852	13,645	21,819	8,284	16.5	14.1
Permanent capital vehicles ex Athene Non-Sub-Advised(3)	12,330	11,460	9,984	9,498	9.6	5.9
Athene Non-Sub-Advised(3)	55,114	55,114	—	—	N/A	N/A
Advisory(4)	9,627	—	—	—	N/A	N/A
Total Credit	$136,607	$111,781	$51,644	$33,306	11.2%	9.9%

(1)
The gross and net returns for the year ended December 31, 2016 for total credit excludes assets managed by AAM that are not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo.

(2)
As of December 31, 2016, significant drawdown funds and SIAs had inception-to-date gross and net IRRs of 16.3% and 12.6%, respectively. Significant drawdown funds and SIAs include funds and SIAs with AUM greater than $200 million that do not predominantly invest in other Apollo funds or SIAs.

(3)
Athene Non-Sub-Advised reflects total Athene-related AUM of $70.8 billion less $15.7 billion of assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo. Athene Non-Sub-Advised includes $4.4 billion of Athene AUM for which AAME provides investment advisory services.

(4)	Advisory refers to certain assets advised by AAME.
Liquid/Performing
The following table summarizes the investment record for funds in the liquid/performing category within Apollo’s credit segment. The significant funds included in the investment record table below have greater than $200 million of AUM and do not predominantly invest in other Apollo funds or SIAs.

		Total AUM	Net Returns
	Vintage Year	As of December 31, 2016	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Credit:		(in millions)
Hedge Funds(1)	Various	$6,035	11%	—%
CLOs(2)	Various	12,208	9	2
SIAs / Other	Various	17,441	9	1
Total		$35,684

(1)	Hedge Funds primarily includes Apollo Credit Strategies Master Fund Ltd., Apollo Credit Master Fund Ltd. and Apollo Credit Short Opportunities Fund.

(2)	CLO returns are calculated based on gross return on invested assets, which excludes cash.

Permanent Capital
The following table summarizes the investment record for our permanent capital vehicles by segment, excluding Athene-related assets managed or advised by Athene Asset Management and AAME:

		Total AUM	Total Returns (1)
	IPO Year(2)	As of December 31, 2016	For the Year Ended December 31, 2016		For the Year Ended December 31, 2015
Credit:		(in millions)
MidCap(3)	N/A	$7,181	NM	(4)	NM		(4)
AIF	2013	386	23%		(4	) %
AFT	2011	431	24		(2)
AINV(5)	2004	4,386	26		(20)
Real Estate:
ARI(6)	2009	3,434	8%		17%
Total		$15,818

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

(5)
All amounts are as of September 30, 2016, except for total returns. Refer to www.apolloic.com for the most recent financial information on AINV. The information contained on AINV’s website is not part of this report. Includes $1.5 billion of AUM related to a non-traded business development company sub-advised by Apollo. Total returns exclude performance of the non-traded business development company.

(6)	Amounts are as of September 30, 2016. Refer to www.apolloreit.com for the most recent financial information on ARI. The information contained on ARI’s website is not part of this presentation.
Athene and SIAs
As of December 31, 2016, Apollo managed or advised $70.8 billion of total AUM in accounts owned by or related to Athene, of which approximately $15.7 billion was either sub-advised by Apollo or invested in Apollo funds and investment vehicles managed by Apollo. Of the approximately $15.7 billion of AUM, the vast majority were in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities, and insurance-linked securities.
As of December 31, 2016, Apollo managed approximately $20 billion of total AUM in SIAs, which include certain SIAs in the investment record tables above and capital deployed from certain SIAs across Apollo’s private equity, credit and real estate funds.
Overview of Results of Operations
Revenues
Advisory and Transaction Fees from Related Parties, Net. As a result of providing advisory services with respect to actual and potential private equity, credit, and real estate investments, we are entitled to receive fees for transactions related to the acquisition and, in certain instances, disposition of portfolio companies as well as fees for ongoing monitoring of portfolio company operations and directors’ fees. We also receive advisory fees for advisory services provided to certain credit funds. In addition, monitoring fees are generated on certain structured portfolio company investments. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Such amounts are presented as a reduction to advisory and transaction fees from related parties, net, in the consolidated statements of operations. See note 2 to our consolidated financial statements for more detail on advisory and transaction fees from related parties, net.
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
As of December 31, 2016, approximately 55% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 45% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our private equity, credit and real estate segments, the percentage determined using market-based valuation methods as of December 31, 2016 was 21%, 73% and 45%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest” for a discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
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

The table below presents an analysis of Apollo’s (i) carried interest receivable on an unconsolidated basis and (ii) realized and unrealized carried interest income (loss) for Apollo’s combined segments as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014:

	As of December 31,
	2016		2015		For the Year Ended December 31, 2016			For the Year Ended December 31, 2015			For the Year Ended December 31, 2014
	Carried Interest Receivable on an Unconsolidated Basis				Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income (Loss)	Total Carried Interest Income (Loss)	Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income (Loss)	Total Carried Interest Income (Loss)	Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income (Loss)	Total Carried Interest Income (Loss)
	(in thousands)
Private Equity Funds:
Fund VIII(1)	$333,881		$—		$323,228	$10,653	$333,881	$(427)	$—	$(427)	$427	$—	$427
Fund VII(1)	74,655		68,733		5,922	9,844	15,766	(219,449)	229,679	10,230	(602,615)	902,421	299,806
Fund VI(1)	—	(3)	52,561	(3)	(94,798)	—	(94,798)	(130,861)	78,812	(52,049)	(514,122)	401,449	(112,673)
Fund IV and V	2,767	(3)	6,196	(3)	(6,442)	266	(6,176)	(13,387)	640	(12,747)	(41,973)	44,850	2,877
ANRP I and II	80,809		—		80,924	13,326	94,250	(18,914)	—	(18,914)	15,077	6,093	21,170
AAA/Other(2)(5)	306,354	(3)	246,381	(3)	59,973	48,203	108,176	68,877	30,691	99,568	(52,887)	73,263	20,376
Total Private Equity Funds	798,466		373,871		368,807	82,292	451,099	(314,161)	339,822	25,661	(1,196,093)	1,428,076	231,983
Total Private Equity Funds, net of profit share	530,275		254,888		254,163	38,399	292,562	(184,903)	163,992	(20,911)	(693,146)	746,756	53,610
Credit Category:
Drawdown	295,492	(3)	163,863	(3)	119,925	65,047	184,972	(69,127)	70,970	1,843	(93,140)	216,044	122,904
Liquid/Performing	90,035		48,933		(3,197)	92,041	88,844	(21,808)	27,557	5,749	(63,504)	64,990	1,486
Permanent capital vehicles ex AAM	42,369		28,048		20,546	22,941	43,487	10,401	40,625	51,026	—	—	—
Total Credit Funds	427,896		240,844		137,274	180,029	317,303	(80,534)	139,152	58,618	(156,644)	281,034	124,390
Total Credit Funds, net of profit share	159,061		75,472		74,261	95,315	169,576	(70,171)	94,405	24,234	(141,285)	181,887	40,602
Real Estate Funds:
CPI Funds	368		1,379		(1,026)	1,388	362	(240)	2,496	2,256	(3,809)	640	(3,169)
U.S. RE Fund I & II	20,263		20,728		1,268	8,160	9,428	7,547	1,981	9,528	5,817	2,663	8,480
Other(5)	11,894		7,085		4,676	3,018	7,694	(153)	1,380	1,227	2,943	696	3,639
Total Real Estate Funds	32,525		29,192		4,918	12,566	17,484	7,154	5,857	13,011	4,951	3,999	8,950
Total Real Estate Funds, net of profit share	19,403		17,873		2,717	4,382	7,099	4,186	3,750	7,936	3,953	2,250	6,203
Total	$1,258,887		$643,907		$510,999	$274,887	$785,886	$(387,541)	$484,831	$97,290	$(1,347,786)	$1,713,109	$365,323
Total, net of profit share	$708,739	(4)	$348,233	(4)	$331,141	$138,096	$469,237	$(250,888)	$262,147	$11,259	$(830,478)	$930,893	$100,415

(1)
As of December 31, 2016, the remaining investments and escrow cash of Fund VII and Fund VI were valued at 103% and 82% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of December 31, 2016, Fund VI had $167.6 million of gross carried interest income, or $110.7 million net of profit sharing, in escrow. As of December 31, 2016, Fund VII had $58.6 million of gross carried interest income, or $32.6 million net of profit sharing, in escrow. With respect to Fund VII and Fund VI, realized carried interest income currently distributed to the general partner is limited to potential tax distributions pursuant to the fund’s partnership agreement. As of December 31, 2015, the remaining investments and escrow cash of Fund VII and Fund VI were valued at 106% and 95% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of December 31, 2015, Fund VI had $167.6 million of gross carried interest income, or $110.7 million net of profit sharing, in escrow. With respect to Fund VII and Fund VI, realized carried interest income currently distributed to the general partner is limited to tax distributions pursuant to the fund’s partnership agreement.

(2)
As of December 31, 2016, AAA includes $229.8 million of carried interest receivable, or $149.2 million net of profit sharing, from AAA Investments, L.P., and as of December 31, 2015, AAA includes $185.5 million of carried interest receivable, or $122.6 million net of profit sharing, from AAA Investments, L.P. which Apollo may elect to receive in cash or in common shares of Athene Holding (valued at the then fair market value); and if Apollo elects to receive payment of such carried interest in cash, then common shares of Athene Holding shall be distributed to Apollo and immediately sold by Apollo to pay for such carried interest in cash.

(3)
As of December 31, 2016, certain credit funds and certain private equity funds had $60.6 million and $56.0 million, respectively, in general partner obligations to return previously distributed carried interest income. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations for certain credit funds and certain private equity funds was $332.4 million and $406.6 million, respectively, as of December 31, 2016. As of December 31, 2015, certain credit funds and certain private equity funds had $57.8 million and $14.2 million, respectively, in general partner obligations to return previously distributed carried interest income. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations for certain credit funds and certain private equity funds was $273.4 million and $289.2 million, respectively, as of December 31, 2015.

(4)
There was a corresponding profit sharing payable of $550.1 million and $295.7 million as of December 31, 2016 and December 31, 2015, respectively, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $106.3 million and $79.6 million, respectively.

(5)	Other includes certain SIAs.
The general partners of the private equity, credit and real estate funds listed in the table above were accruing carried interest income as of December 31, 2016. The investment manager of AINV accrues carried interest in the management company business as it is earned. The general partners of certain of our credit funds accrue carried interest when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments, which we refer to as “high water marks.” These high water marks are applied on an individual investor basis. Certain of our credit funds have investors with various high water marks, the achievement of which is subject to market conditions and investment performance.
Carried interest income from our private equity funds and certain credit and real estate funds is subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative carried interest distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. These general partner obligations, if applicable, are included in due to related parties on the consolidated statements of financial condition. As of December 31, 2016 and 2015, there was $116.6 million and $72.0 million, respectively, of such general partner obligations related to our funds. Carried interest receivable is reported on a separate line item within the consolidated statements of financial condition.
The following table summarizes our carried interest income since inception for our combined segments through December 31, 2016:

	Carried Interest Income Since Inception(1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation as of December 31, 2016(3)	Maximum Carried Interest Income Subject to Potential Reversal(4)
	(in millions)
Private Equity Funds:
Fund VIII	$333.9	$—	$333.9	$—	$333.9
Fund VII	74.7	3,101.6	3,176.3	—	538.8
Fund VI	—	1,658.9	1,658.9	42.2	1,070.4
Fund IV and V	2.8	2,053.1	2,055.9	13.8	15.5
ANRP I and II	80.8	16.1	96.9	—	89.1
AAA/Other	306.3	213.0	519.3	—	306.3
Total Private Equity Funds	798.5	7,042.7	7,841.2	56.0	2,354.0
Credit Category(5):
Drawdown	295.5	962.4	1,257.9	60.6	358.5
Liquid/Performing	90.0	448.3	538.3	—	75.9
Permanent capital vehicles ex AAM	31.0	—	31.0	—	31.0
Total Credit Funds	416.5	1,410.7	1,827.2	60.6	465.4
Real Estate Funds:
CPI Funds	0.4	9.7	10.1	—	0.4
U.S. RE Fund I & II	20.3	12.8	33.1	—	27.1
Other(6)	11.9	4.1	16.0	—	12.3
Total Real Estate Funds	32.6	26.6	59.2	—	39.8
Total	$1,247.6	$8,480.0	$9,727.6	$116.6	$2,859.2

(1)	Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.05 as of December 31, 2016.

(2)
Amounts in “Distributed by Fund and Recognized” for the CPI, Gulf Stream Asset Management, LLC (“Gulf Stream”) and Stone Tower funds and SIAs are presented for activity subsequent to the respective acquisition dates.

(3)
Amounts were computed based on the fair value of fund investments on December 31, 2016. Carried interest income has been allocated to and recognized by the general partner. Based on the amount of carried interest income allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed carried interest income or fees at December 31, 2016. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(4)
Represents the amount of carried interest income that would be reversed if remaining fund investments became worthless on December 31, 2016. Amounts subject to potential reversal of carried interest income include amounts undistributed by a fund (i.e., the carried interest receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed carried interest income, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

(5)	Amounts exclude AINV, as carried interest income from this entity is not subject to contingent repayment.

(6)	Other includes certain SIAs.
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
In addition, certain professionals and selected other individuals have a profit sharing interest in the carried interest income earned in relation to our private equity, certain credit and real estate funds in order to better align their interests with our own and with those of the investors in these funds. Profit sharing expense is part of our compensation and benefits expense and is generally based upon a fixed percentage of private equity, credit and real estate carried interest income on a pre-tax and a pre-consolidated basis. Profit sharing expense can reverse during periods when there is a decline in carried interest income that was previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized and generally before preferred returns are achieved for the investors. Therefore, changes in our unrealized gains (losses) for investments have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized gains increase. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return carried interest income previously distributed back to the funds. This general partner obligation due to the funds would be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification obligations also exist for pre-reorganization realized gains, which, although our Managing Partners and Contributing Partners would remain personally liable, may indemnify our Managing Partners and Contributing Partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. See note 14 to our consolidated financial statements for further discussion of indemnification.
Each Managing Partner receives $100,000 per year in base salary for services rendered to us. Additionally, our Managing Partners can receive other forms of compensation. In connection with the 2007 Reorganization, the Managing Partners and Contributing Partners received AOG Units, which vested over a period of five to six years and certain employees were granted RSUs, which vested over a period of typically six years. In addition, AHL Awards (as defined in note 13 to our consolidated financial statements) and other equity-based compensation awards have been granted to the Company and certain employees, which amortize over the respective vesting periods. In addition, the Company grants equity awards to certain employees, including RSUs, restricted Class A shares and options, that generally vest and become exercisable in quarterly installments or annual installments depending on the contract terms over a period of three to six years. See note 13 to our consolidated financial statements for further discussion of AOG Units and other equity-based compensation.
Other Expenses. The balance of our other expenses includes interest, placement fees, and general, administrative and other operating expenses. Interest expense consists primarily of interest related to the 2013 AMH Credit Facilities, the 2024 Senior Notes and the 2026 Senior Notes as discussed in note 11 to our consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. General, administrative and other expenses includes occupancy expense, depreciation and amortization, professional fees and costs related to travel, information technology and administration. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets.
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
Other Income (Losses), Net. Other income (losses), net includes gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities, reversal of a portion of the tax receivable agreement liability (see note 14 to our consolidated financial statements), gains (losses) arising from the remeasurement of derivative instruments associated with fees from certain of the Company’s related parties and other miscellaneous non-operating income and expenses.
Income Taxes. The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. federal income tax purposes. As a result, except as described below, the Apollo Operating Group has not been subject to U.S. income taxes. However, these entities in some cases are subject to New York City unincorporated business taxes (“NYC UBT”), and non-U.S. entities, in some cases, are subject to non-U.S. corporate income taxes. In addition, certain consolidated entities are, or are treated as, corporations for U.S. and non-U.S. tax purposes and therefore subject to U.S. federal, state and local corporate income tax, and the Company's provision for income taxes is accounted for in accordance with U.S. GAAP.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the 53.7% and 54.4% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of December 31, 2016 and 2015, respectively. Non-Controlling Interests also include limited partner interests in certain consolidated funds and VIEs.
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

Results of Operations
Below is a discussion of our consolidated results of operations for the years ended December 31, 2016, 2015 and 2014. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Years Ended December 31,		Amount Change	Percentage Change	For the Years Ended December 31,		Amount Change	Percentage Change
	2016	2015			2015	2014
Revenues:	(in thousands)				(in thousands)
Management fees from related parties	$1,043,513	$930,194	$113,319	12.2%	$930,194	$850,441	$79,753	9.4%
Advisory and transaction fees from related parties, net	146,665	14,186	132,479	NM	14,186	315,587	(301,401)	(95.5)
Carried interest income from related parties	780,206	97,290	682,916	NM	97,290	394,055	(296,765)	(75.3)
Total Revenues	1,970,384	1,041,670	928,714	89.2	1,041,670	1,560,083	(518,413)	(33.2)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	389,130	354,524	34,606	9.8	354,524	338,049	16,475	4.9
Equity-based compensation	102,983	97,676	5,307	5.4	97,676	126,320	(28,644)	(22.7)
Profit sharing expense	357,074	85,229	271,845	319.0	85,229	276,190	(190,961)	(69.1)
Total compensation and benefits	849,187	537,429	311,758	58.0	537,429	740,559	(203,130)	(27.4)
Interest expense	43,482	30,071	13,411	44.6	30,071	22,393	7,678	34.3
General, administrative and other	247,000	255,061	(8,061)	(3.2)	255,061	265,189	(10,128)	(3.8)
Placement fees	26,249	8,414	17,835	212.0	8,414	15,422	(7,008)	(45.4)
Total Expenses	1,165,918	830,975	334,943	40.3	830,975	1,043,563	(212,588)	(20.4)
Other Income:
Net gains from investment activities	139,721	121,723	17,998	14.8	121,723	213,243	(91,520)	(42.9)
Net gains from investment activities of consolidated variable interest entities	5,015	19,050	(14,035)	(73.7)	19,050	22,564	(3,514)	(15.6)
Income from equity method investments	103,178	14,855	88,323	NM	14,855	53,856	(39,001)	(72.4)
Interest income	4,072	3,232	840	26.0	3,232	10,392	(7,160)	(68.9)
Other income, net	4,562	7,673	(3,111)	(40.5)	7,673	60,592	(52,919)	(87.3)
Total Other Income	256,548	166,533	90,015	54.1	166,533	360,647	(194,114)	(53.8)
Income before income tax provision	1,061,014	377,228	683,786	181.3	377,228	877,167	(499,939)	(57.0)
Income tax provision	(90,707)	(26,733)	(63,974)	239.3	(26,733)	(147,245)	120,512	(81.8)
Net Income	970,307	350,495	619,812	176.8	350,495	729,922	(379,427)	(52.0)
Net income attributable to Non-Controlling Interests	(567,457)	(215,998)	(351,459)	162.7	(215,998)	(561,693)	345,695	(61.5)
Net Income Attributable to Apollo Global Management, LLC	$402,850	$134,497	$268,353	199.5%	$134,497	$168,229	$(33,732)	(20.1)%

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
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Management fees from related parties increased by $113.3 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This change was primarily attributable to increased management fees earned with respect to ANRP II, MidCap, Athene, assets advised by AAME, COF III and ARI of $46.0 million, $12.5 million, $10.8 million, $10.6 million, $8.0 million and $6.6 million, respectively, partially offset by decreases in management fees earned with respect to AINV and Fund VI of $13.6 million and $6.5 million, respectively, during the year ended December 31, 2016 as compared to the same period during 2015. The increase in management fees from related parties was partially driven by an increase in reimbursable expenses during the year ended December 31, 2016 as compared to the same period during 2015.
Advisory and transaction fees from related parties, net, increased by $132.5 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $113.1 million during the year ended December 31,

2016, as compared to the same period during 2015, as well as a legal reserve in connection with an SEC regulatory matter recorded during the year ended December 31, 2015.
Carried interest income from related parties increased by $682.9 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This change was primarily attributable to increased carried interest income earned from our private equity and credit funds of $425.4 million and $258.7 million, respectively, during the year ended December 31, 2016 as compared to the same period in 2015. For additional details regarding changes in carried interest income in each segment, see “—Segment Analysis” below.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Management fees from related parties increased by $79.8 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to the adoption of new consolidation guidance which led to the deconsolidation of certain funds and CLOs as of January 1, 2015 as described in note 2 to the consolidated financial statements. As a result of the adoption of new consolidation guidance, eliminations of management fees of consolidated CLOs decreased by $59.2 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The change in management fees from related parties was also driven by an increase in management fees in relation to the AHL Awards (as defined in note 13 to our consolidated financial statements) of $7.0 million granted to the Company’s employees, which are liability awards that are marked-to-market based on the valuation of Athene (see note 13 to the consolidated financial statements).
Advisory and transaction fees from affiliates, net, decreased by $301.4 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to a decrease in monitoring fees from Athene of $224.5 million as a result of the termination of a transaction advisory services agreement with Athene (the “Athene Services Agreement”) as of December 31, 2014, a decrease in net advisory and transaction fees earned with respect to Fund VII of $26.6 million and a legal reserve in connection with an SEC regulatory matter recorded during the year ended December 31, 2015.
Carried interest income from related parties decreased by $296.8 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to decreases in carried interest income from the private equity and credit segments of $206.3 million and $107.0 million, respectively, offset by an increase in carried interest income from the real estate segment of $4.1 million during the year ended December 31, 2015 as compared to the same period in 2014. For additional details regarding changes in carried interest income in each segment, see “—Segment Analysis” below.
Expenses
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Compensation and benefits increased by $311.8 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015. This change was primarily attributable to an increase in profit sharing expense of $271.8 million due to increased carried interest income during the year ended December 31, 2016, as compared to the same period in 2015. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period. In addition, this change was attributable to an increase in salary, bonus and benefits of $34.6 million during the year ended December 31, 2016 as compared to the same period in 2015 as a result of an increase in reimbursable expenses during the year ended December 31, 2016 as compared to the same period during 2015 and an increase in headcount during the year ended December 31, 2016.
Included in profit sharing expense is $62.1 million and $62.1 million for the year ended December 31, 2016 and 2015, respectively, related to a performance based incentive arrangement for certain Apollo partners and employees designed to more closely align compensation on an annual basis with the overall realized performance of the Company (referred to herein as the “Incentive Pool”). Allocations to participants in the Incentive Pool contain both a fixed component and a discretionary component, each of which may vary year to year. The fixed component of the Incentive Pool was $0.6 million and $1.6 million for the year ended December 31, 2016 and 2015, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period. See “—Critical Accounting Policies—Profit Sharing Expense” for an overview of the Incentive Pool.
Interest expense increased $13.4 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015 as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 11 to our consolidated financial statements.

General, administrative and other expense decreased by $8.1 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015 as a result of a decrease in depreciation and amortization related to certain intangibles in connection with the Company’s acquisition of Stone Tower Capital LLC and its related management companies (“Stone Tower”) being fully amortized at December 31, 2015. This decrease was offset by an increase related to certain expenses where the Company is considered the principal under the relevant agreements and is required to record the expense and related reimbursement on a gross basis.
Placement fees increased by $17.8 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015 as a result of placement fees related to the launch of Apollo European Principal Finance Fund III, L.P. (“EPF III”) of $19.4 million during the year ended December 31, 2016. Placement fees are incurred in connection with raising capital for new and existing funds. The fees are normally payable to placement agents, who are third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Compensation and benefits decreased by $203.1 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to a decrease in profit sharing expense of $191.0 million due to lower carried interest income during the year ended December 31, 2015 as compared to the same period in 2014. In any year the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period. Equity-based compensation decreased $28.6 million during the year ended December 31, 2015 as compared to the same period in 2014 primarily due to non-cash expense of $45.6 million incurred in connection with the departure of an executive officer during the year ended December 31, 2014. This decrease was offset by additional expense incurred in relation to the AHL Awards granted to the Company’s employees, which are liability awards that are marked to market based on the valuation of Athene (see note 13 to the consolidated financial statements) during the year ended December 31, 2015. The decreases in profit sharing expense and equity-based compensation were offset by an increase in salary, bonus and benefits of $16.5 million during the year ended December 31, 2015 as a result of an increase in headcount after December 31, 2014.
Included within profit sharing expense was $62.1 million and $62.0 million related to the Incentive Pool for the years ended December 31, 2015 and 2014, respectively. The fixed component of the Incentive Pool was $1.6 million and $6.5 million for the years ended December 31, 2015 and 2014, respectively.
Interest expense increased by $7.7 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 as a result of the issuance of the 2024 Senior Notes in May, 2014, as described in note 11 to our consolidated financial statements.
General, administrative and other expense decreased by $10.1 million for the year ended December 31, 2015, as compared to the year ended December 31, 2014. This change was primarily attributable to a decrease in professional fees related to lower consulting fees and lower technology expenses incurred during the year ended December 31, 2015 as compared to the same period in 2014. These decreases were offset by an increase in expense incurred primarily due to a legal reserve in connection with an SEC regulatory matter recorded during the year ended December 31, 2015.
Placement fees decreased by $7.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to placement fees with respect to COF III of $6.3 million during the year ended December 31, 2014 that did not recur during the year ended December 31, 2015.
Other Income (Loss)
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net gains from investment activities increased by $18.0 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015. The increase was primarily attributable to an increase in unrealized gains on the Company’s investment in Athene during the year ended December 31, 2016. See note 6 to the consolidated financial statements for further information regarding the Company’s investment in Athene.
Income from equity method investments increased by $88.3 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015. This change was primarily driven by increases in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Fund VIII, Apollo Energy Opportunity Fund, L.P. (“AEOF”), Apollo European Principal Finance Fund II, L.P. (“EPF II”), ANRP II, Credit Opportunity Fund

III, L.P. (“COF III”), ANRP I, an SIA and MidCap of $45.2 million, $7.9 million, $6.0 million, $5.7 million, $4.9 million, $4.5 million, $3.2 million and $2.7 million, respectively, as well as modest increases across most of our other equity method investments during the year ended December 31, 2016, as compared to the same period in 2015.
Other income, net decreased by $3.1 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015. This change was primarily driven by foreign exchange losses during the year ended December 31, 2016, compared to foreign exchange gains during the year ended December 31, 2015.
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
Income from equity method investments decreased by $39.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily driven by decreases in the values of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Fund VII, AINV, AION, EPF I, ARI and Apollo Credit Liquidity Fund, L.P. (“ACLF”) which resulted in decreases in income from equity method investments of $12.4 million, $9.3 million, $5.9 million, $3.4 million, $2.7 million and $2.0 million, respectively. These decreases were offset by an increase in the value of Apollo’s ownership interest in AAA of $10.0 million.
Interest income decreased by $7.2 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to payment-in-kind interest income earned during the year ended December 31, 2014 that did not recur in 2015 as a result of the sale of the Company’s investment in HFA Holdings Limited ("HFA") during the year ended December 31, 2014.
Other income, net decreased by $52.9 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily due to (i) a gain from the reduction of the tax receivable agreement liability of $32.2 million resulting from changes in projected income estimates and in estimated tax rates (see note 14 to our consolidated financial statements), (ii) a $14.0 million unrealized gain on Athene-related derivative contracts as a result of the settlement of these derivative contracts during 2014 and (iii) a gain on extinguishment of a portion of the contingent consideration obligation related to the acquisition of Stone Tower of $13.4 million, each of which occurred during the year ended December 31, 2014 and did not recur in 2015.
Income Tax Provision
The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. federal income tax purposes. As a result, only a portion of the income we earn is subject to corporate-level tax in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes.
Years Ended December 31, 2016 Compared to Years Ended December 31, 2015
The income tax provision increased by $64.0 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015 primarily due to a change in the mix of earnings which are subject to corporate-level taxation, as well as an increase in Fee Related Earnings subject to corporate-level taxation. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes at an effective tax rate of 8.5% and 7.1% for the years ended December 31, 2016 and 2015, respectively. The reconciling items between our statutory tax rate and our effective tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; and (iii) state and local income taxes including NYC UBT (see note 10 to the consolidated financial statements for further details regarding the Company’s income tax provision).
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The income tax provision decreased by $120.5 million primarily due to a change in the mix of earnings which are subject to corporate-level tax, as well as a decrease in Fee Related Earnings subject to corporate-level taxation. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes at an effective tax rate of 7.1% and 16.8% for the years ended December 31, 2015 and 2014, respectively. The reconciling items between our statutory tax rate and our effective tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; and (iii) state and local income taxes including NYC UBT (see note 10 to the consolidated financial statements for further details regarding the Company’s income tax provision).
Non-Controlling Interests
Net income attributable to Non-Controlling Interests in the Apollo Operating Group consisted of the following:

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net income	$970,307	$350,495	$729,922
Net income attributable to Non-Controlling Interests in consolidated entities	(5,789)	(21,364)	(157,011)
Net income after Non-Controlling Interests in consolidated entities	964,518	329,131	572,911
Adjustments:
Income tax provision(1)	90,707	26,733	147,245
NYC UBT and foreign tax benefit(2)	(9,899)	(10,975)	(10,995)
Net (income) loss in non-Apollo Operating Group entities	(3,156)	449	(31,150)
Total adjustments	77,652	16,207	105,100
Net income after adjustments	1,042,170	345,338	678,011
Approximate weighted average ownership percentage of Apollo Operating Group	54.0%	55.9%	57.8%
Net income attributable to Non-Controlling Interests in Apollo Operating Group	$561,668	$194,634	$404,682

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

Segment Analysis
Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by our executive management, which consists of our Managing Partners, who operate collectively as our chief operating decision maker, to assess performance and to allocate resources. Management divides its operations into three reportable segments: private equity, credit and real estate. These segments were established based on the nature of investment activities in each underlying fund, including the specific type of investment made and the level of control over the investment. Segment results represent segment income (loss) before income tax provision excluding transaction-related charges arising from the 2007 private placement, and any acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets and contingent consideration and certain other charges associated with acquisitions. In addition, segment results exclude non-cash revenue and expense related to equity awards granted by unconsolidated related parties to employees of the Company, as well as the assets, liabilities and operating results of the funds and VIEs that are included in the consolidated financial statements.
Our financial results vary, since carried interest, which generally constitutes a large portion of the income from the funds that we manage, as well as the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. As a result, we emphasize long-term financial growth and profitability to manage our business.

Private Equity
The following table sets forth our segment statement of operations information and our supplemental performance measure, EI, within our private equity segment for the years ended December 31, 2016, 2015 and 2014.

	For the Years Ended December 31,		Total Change	Percentage Change	For the Years Ended December 31,		Total Change	Percentage Change
	2016	2015			2015	2014
	(in thousands)				(in thousands)
Private Equity(1):
Revenues:
Management fees from related parties	$321,995	$295,836	$26,159	8.8%	$295,836	$315,069	$(19,233)	(6.1)%
Advisory and transaction fees from related parties, net	128,675	(7,485)	136,160	NM	(7,485)	58,241	(65,726)	NM
Carried interest income (loss) from related parties:
Unrealized(2)	368,807	(314,161)	682,968	NM	(314,161)	(1,196,093)	881,932	(73.7)
Realized	82,292	339,822	(257,530)	(75.8)	339,822	1,428,076	(1,088,254)	(76.2)
Total carried interest income from related parties	451,099	25,661	425,438	NM	25,661	231,983	(206,322)	(88.9)
Total Revenues	901,769	314,012	587,757	187.2	314,012	605,293	(291,281)	(48.1)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	124,463	123,653	810	0.7	123,653	129,547	(5,894)	(4.5)
Equity-based compensation	27,549	31,324	(3,775)	(12.1)	31,324	49,526	(18,202)	(36.8)
Profit sharing expense	158,536	46,572	111,964	240.4	46,572	178,373	(131,801)	(73.9)
Total compensation and benefits	310,548	201,549	108,999	54.1	201,549	357,446	(155,897)	(43.6)
Non-compensation expenses:
General, administrative and other	71,323	75,559	(4,236)	(5.6)	75,559	68,092	7,467	11.0
Placement fees	2,297	4,550	(2,253)	(49.5)	4,550	2,194	2,356	107.4
Total non-compensation expenses	73,620	80,109	(6,489)	(8.1)	80,109	70,286	9,823	14.0
Total Expenses	384,168	281,658	102,510	36.4	281,658	427,732	(146,074)	(34.2)
Other Income:
Income from equity method investments	66,281	19,125	47,156	246.6	19,125	30,418	(11,293)	(37.1)
Net gains from investment activities	11,379	6,933	4,446	64.1	6,933	—	6,933	NM
Net interest loss	(14,187)	(9,878)	(4,309)	43.6	(9,878)	(7,883)	(1,995)	25.3
Other income, net	1,650	3,148	(1,498)	(47.6)	3,148	14,027	(10,879)	(77.6)
Total Other Income	65,123	19,328	45,795	236.9	19,328	36,562	(17,234)	(47.1)
Economic Income	$582,724	$51,682	$531,042	NM	$51,682	$214,123	$(162,441)	(75.9)%

(1)	Prior period amounts have been recast to conform to the current presentation. See note 16 to our consolidated financial statements for more detail on the reclassification within our three segments.

(2)
Included in unrealized carried interest income from related parties for the years ended December 31, 2016, 2015 and 2014 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 14 to our consolidated financial statements for further detail regarding the general partner obligation.

Revenues
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Management fees from related parties increased by $26.2 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015. This change was primarily attributable to management fees earned with respect to ANRP II of $46.0 million during the year ended December 31, 2016 in connection with capital raises for the fund during 2016, partially offset by decreases in management fees earned with respect to Fund VI, ANRP I and Fund VII of $6.5 million, $4.9 million and $3.9 million, respectively, during the year ended December 31, 2016 as compared to the year ended December 31, 2015.
Advisory and transaction fees from related parties, net increased by $136.2 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $113.1 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015, as well as a legal reserve in connection with an SEC regulatory matter recorded during the year ended December 31, 2015.
Carried interest income from related parties increased by $425.4 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015. This change was primarily attributable to increases in carried interest income earned from Fund VIII, ANRP I and ANRP II of $334.3 million, $64.8 million and $50.4 million, respectively, during the year ended December 31, 2016. The increase in carried interest income earned from Fund VIII was primarily driven by appreciation in the value of their privately held energy related portfolio companies. The increases in carried interest income from ANRP I and

ANRP II were driven by appreciation in the value of their privately held portfolio companies in the energy sector. This was partially offset by a decrease in carried interest income earned from Fund VI of $42.7 million. The decrease in carried interest income earned from Fund VI was primarily driven by its public portfolio company holdings.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Management fees from related parties decreased by $19.2 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to decreases in management fees earned with respect to Fund VI and Fund VII of $10.6 million and $10.6 million, respectively, as a result of lower invested capital. In addition, this change was attributable to a decrease in management fees earned with respect to ANRP I of $3.3 million resulting from a step down in fee basis from committed capital to invested capital during the year ended December 31, 2015 compared to the same period in 2014. These decreases were partially offset by an increase related to ANRP II of $7.9 million which launched during 2015.
Advisory and transaction fees from related parties, net decreased by $65.7 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to a change in the fee structure with respect to Fund VIII as a greater portion of the advisory and transaction fees were shared with limited partners of the fund in 2015. In addition, there were decreases in net advisory and transaction fees earned with respect to Fund VII and ANRP I of $26.6 million and $4.3 million, respectively, as well as a legal reserve in connection with an SEC regulatory matter recorded during the year ended December 31, 2015.
Carried interest income from related parties decreased by $206.3 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to decreases in carried interest income earned from Fund VII and ANRP I of $289.6 million and $40.1 million, respectively, partially offset by increased carried interest income earned from AAA/Other and Fund VI of $76.2 million and $60.6 million, respectively. The decreases in carried interest income earned from Fund VII and ANRP I were primarily driven by depreciation in their energy-related portfolio holdings during the year ended December 31, 2015. Additionally, the decrease in carried interest income earned from Fund VII was attributable to the non-recurrence of carried interest income of approximately $299.8 million with respect to certain of the fund’s investments that were sold subsequent to December 31, 2014. The increase in carried interest income earned from AAA/Other as compared to the year ended December 31, 2014 was primarily driven by the appreciation on the investment in Athene. The increase in carried interest income earned from Fund VI for the year ended December 31, 2015 as compared to the same period in 2014 was primarily a result of $112.7 million of carried interest loss relating to one of the fund’s public portfolio companies during the year ended December 31, 2014 that did not recur during the year ended December 31, 2015 and an increase in carried interest income earned with respect to the fund’s public portfolio company holdings during the year ended December 31, 2015.
Expenses
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Compensation and benefits expense increased by $109.0 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This change was primarily attributable to an increase in profit sharing expense of $112.0 million as a result of a corresponding increase in carried interest income as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period.
Included in profit sharing expense is $20.6 million and $46.6 million related to the Incentive Pool for the years ended December 31, 2016 and 2015, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
General, administrative and other decreased by $4.2 million during the year ended December 31, 2016, as compared to the year ended December 31, 2015. The change was primarily driven by an expense relating to a legal reserve in connection with an SEC regulatory matter being recorded during the year ended December 31, 2015.
Placement fees decreased by $2.3 million during the year ended December 31, 2016, as compared to the year ended December 31, 2015. This change was primarily driven by a decrease in placement fees of $2.1 million related to the launch of ANRP II during the year ended December 31, 2015.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Compensation and benefits expense decreased by $155.9 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to a decrease in profit sharing expense of $131.8 million as a result of a corresponding decrease in carried interest income earned from Fund VII, ANRP I and Fund V as discussed above, and a decrease in equity-based compensation of $18.2 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. In any year the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds that are generating carried interest in the period. Equity-based compensation was higher during the year ended December 31, 2014 as a result of a non-cash expense of $17.9 million in connection with the departure of an executive officer during the year ended December 31, 2014. These decreases were offset by an increase in salary, bonus and benefits of $7.7 million due to an increase in headcount after December 31, 2014.
Included in profit sharing expense is $46.6 million and $55.5 million related to the Incentive Pool for the years ended December 31, 2015 and 2014, respectively.
General, administrative and other increased by $7.5 million during the year ended December 31, 2015, as compared to the year ended December 31, 2014. The change was primarily driven by a legal reserve in connection with an SEC regulatory matter recorded during the year ended December 31, 2015.
Placement fees increased by $2.4 million during the year ended December 31, 2015, as compared to the year ended December 31, 2014. This change was primarily driven by placement fees of $4.2 million related to the launch of ANRP II incurred during the year ended December 31, 2015, offset by a decrease in placement fees of $1.8 million related to the launch of Fund VIII during the year ended December 31, 2015, as compared to the year ended December 31, 2014.
Other Income (Loss)
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Income from equity method investments increased by $47.2 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015. This change was primarily attributable to an increase in the income from Apollo’s equity ownership interest in Fund VIII, ANRP II and ANRP I of $45.2 million, $5.7 million and $4.5 million, respectively, during the year ended December 31, 2016, as compared to the year ended December 31, 2015.
Net gains from investment activities increased by $4.4 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015, due to higher unrealized gains on the Company’s investment in Athene during the year ended December 31, 2016, as compared to the year ended December 31, 2015. See note 6 to the consolidated financial statements for further information regarding the Company’s investment in Athene.
Net interest loss increased by $4.3 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to additional interest expense incurred during the year ended December 31, 2016 as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 11 to our consolidated financial statements.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Income from equity method investments decreased by $11.3 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was driven by decreases in the income from Apollo’s equity ownership interest in Fund VII and AION of $12.4 million and $5.9 million, respectively, offset by an increase in the value of Apollo’s equity ownership interest in AAA of $10.0 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014.
Net gains from investment activities increased by $6.9 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to an increase in unrealized gain on our investment in Athene Holding.
Net interest loss increased by $2.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 as a result of the issuance of the 2024 Senior Notes in May, 2014, as described in note 11 to our consolidated financial statements.
Other income, net decreased by $10.9 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily due to a gain of $11.8 million resulting from the reduction of the tax receivable agreement liability during the year ended December 31, 2014 that did not recur in 2015.

Credit
The following table sets forth segment statement of operations information and EI within our credit segment for the years ended December 31, 2016, 2015 and 2014.

	For the Years Ended December 31,		Total Change	Percentage Change	For the Years Ended December 31,		Total Change	Percentage Change
	2016	2015			2015	2014
	(in thousands)				(in thousands)
Credit(1):
Revenues:
Management fees from related parties	$596,709	$565,241	$31,468	5.6%	$565,241	$538,742	$26,499	4.9%
Advisory and transaction fees from related parties, net	12,533	17,246	(4,713)	(27.3)	17,246	255,186	(237,940)	(93.2)
Carried interest income (loss) from related parties:
Unrealized(2)	137,274	(80,534)	217,808	NM	(80,534)	(156,644)	76,110	(48.6)
Realized	180,029	139,152	40,877	29.4	139,152	322,233	(183,081)	(56.8)
Total carried interest income from related parties	317,303	58,618	258,685	441.3	58,618	165,589	(106,971)	(64.6)
Total Revenues	926,545	641,105	285,440	44.5	641,105	959,517	(318,412)	(33.2)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	209,256	200,032	9,224	4.6	200,032	184,497	15,535	8.4
Equity-based compensation	34,185	26,683	7,502	28.1	26,683	47,120	(20,437)	(43.4)
Profit sharing expense	147,727	34,384	113,343	329.6	34,384	83,788	(49,404)	(59.0)
Total compensation and benefits	391,168	261,099	130,069	49.8	261,099	315,405	(54,306)	(17.2)
Non-compensation expenses
General, administrative and other	125,639	123,378	2,261	1.8	123,378	138,024	(14,646)	(10.6)
Placement fees	22,047	4,389	17,658	402.3	4,389	13,228	(8,839)	(66.8)
Total non-compensation expenses	147,686	127,767	19,919	15.6	127,767	151,252	(23,485)	(15.5)
Total Expenses	538,854	388,866	149,988	38.6	388,866	466,657	(77,791)	(16.7)
Other Income:
Income (loss) from equity method investments	33,290	(6,025)	39,315	NM	(6,025)	18,812	(24,837)	NM
Net gains from investment activities	127,229	114,199	13,030	11.4	114,199	9,062	105,137	NM
Net interest loss	(20,669)	(13,740)	(6,929)	50.4	(13,740)	(9,274)	(4,466)	48.2
Other income (loss), net	(4,500)	3,574	(8,074)	NM	3,574	35,263	(31,689)	(89.9)
Total Other Income	135,350	98,008	37,342	38.1	98,008	53,863	44,145	82.0
Non-Controlling Interest	(7,464)	(11,684)	4,220	(36.1)	(11,684)	(12,688)	1,004	(7.9)
Economic Income	$515,577	$338,563	$177,014	52.3%	$338,563	$534,035	$(195,472)	(36.6)%

(1)	Prior period amounts have been recast to conform to the current presentation. See note 16 to our consolidated financial statements for more detail on the reclassification within our three segments.

(2)
Included in unrealized carried interest gains (losses) from related parties for the years ended December 31, 2016, 2015 and 2014 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 14 to our consolidated financial statements for further detail regarding the general partner obligation.

Revenues
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Management fees from related parties increased by $31.5 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015. This change was primarily attributable to increases in management fees earned from MidCap, Athene, assets advised by AAME, COF III and Apollo Total Return Fund L.P. of $12.5 million, $10.8 million, $10.6 million, $8.0 million and $3.4 million, respectively, offset by a decrease in management fees earned from AINV of $13.6 million during the year ended December 31, 2016, as compared to the same period during 2015.
Advisory and transaction fees from related parties, net, decreased by $4.7 million during the year ended December 31, 2016, as compared to the year ended December 31, 2015. The decrease was primarily driven by a decrease in net advisory and transaction fees from FCI II, CLOs, Apollo Credit Master Fund Ltd. and SCRF III of $1.7 million, $0.7 million, $0.7 million and $0.6 million, respectively during the year ended December 31, 2016, as compared to the same period during 2015.
Carried interest income from related parties increased by $258.7 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015. This change was primarily attributable to increases in carried interest income earned from EPF II, an SIA, SCRF III, Apollo Credit Master Fund Ltd., ACLF and CLOs of $64.4 million, $30.1 million, $29.4 million, $29.2 million, $26.2 million and $20.2 million, respectively, during the year ended December 31, 2016, as compared to the same period in 2015.

The increase in carried interest income earned from EPF II was primarily attributable to appreciation of European and UK hotel assets and German commercial real estate investments in the fund’s portfolio offset by the depreciation of certain shipping investments in the fund’s portfolio for the year ended December 31, 2016, compared to the appreciation of European direct real estate investments in the fund’s portfolio offset by depreciation of a Spanish consumer bank investment in the fund’s portfolio during the year ended December 31, 2015. The increase in carried interest income from the SIA was attributable to the depreciation of investments in energy and natural resources during the year ended December 31, 2015 that did not recur during the year ended December 31, 2016. The increase in carried interest income from SCRF III was attributable to stronger positive performance of the fund’s structured credit portfolio during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in carried interest income from Apollo Credit Master Fund Ltd. was primarily attributable to gains from the leveraged loan market, as well as narrowing spreads in fixed-income instruments during the year ended December 31, 2016 as compared to the year ended December 31, 2015. Appreciation in consumer services and energy investments contributed to an increase in carried interest income earned from ACLF during the year ended December 31, 2016, compared to depreciation in energy investments during the year ended December 31, 2015. Gains from the broad leveraged loan market contributed to an increase in carried interest income earned from CLOs as assets appreciated and income remained steady during the year ended December 31, 2016.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Management fees from related parties increased by $26.5 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to increases in management fees earned with respect to COF III and MidCap of $12.3 million and $8.7 million, respectively, during the year ended December 31, 2015 as compared to the same period during 2014.
Advisory and transaction fees from related parties, net, decreased by $237.9 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decrease was primarily driven by a decrease in monitoring fees from Athene of $224.5 million as a result of the termination of the Athene Services Agreement as of December 31, 2014.
Carried interest income from related parties decreased by $107.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to a decrease in carried interest income earned from EPF I, EPF II, an SIA and ACLF of $57.0 million, $35.8 million, $30.2 million and $19.2 million, respectively, partially offset by increased carried interest income earned from FCI II and FCI I of $26.3 million and $9.7 million, respectively, during the year ended December 31, 2015 as compared to the same period in 2014.
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
Expenses
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Compensation and benefits expense increased by $130.1 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015. This change was primarily due to an increase in profit sharing expense of $113.3 million during the year ended December 31, 2016, as compared to the year ended December 31, 2015. Profit sharing expense increased as a result of a corresponding increase in carried interest income as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period.
Included in profit sharing expense is $38.0 million and $15.2 million related to the Incentive Pool for the years ended December 31, 2016 and 2015, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
General, administrative and other increased by $2.3 million during the year ended December 31, 2016, as compared to the year ended December 31, 2015. The change was primarily driven by higher technology expenses during the year ended December 31, 2016 compared to the same period in 2015.

Placement fees increased by $17.7 million during the year ended December 31, 2016, as compared to the year ended December 31, 2015. This change was primarily attributable to placement fees of $19.4 million related to the launch of EPF III during the year ended December 31, 2016.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Compensation and benefits expense decreased by $54.3 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily due to decreases in profit sharing expense and equity-based compensation of $49.4 million and $20.4 million, respectively, during the year ended December 31, 2015 as compared to the year ended December 31, 2014. Profit sharing expense decreased as a result of a corresponding decrease in carried interest income as described above. In any year the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period. Equity-based compensation was higher during the year ended December 31, 2014 as compared to the same period in 2015 as a result of a non-cash expense of $23.2 million in connection with the departure of an executive officer during the year ended December 31, 2014.
Included in profit sharing expense is $15.2 million and $6.3 million related to the Incentive Pool for the years ended December 31, 2015 and 2014, respectively.
General, administrative and other expenses decreased by $14.6 million during the year ended December 31, 2015, as compared to the year ended December 31, 2014. The change was primarily driven by a decrease in professional fees of $7.7 million primarily attributable to lower consulting fees, and a decrease in general and administrative expense of $7.5 million driven by lower technology expenses during the year ended December 31, 2015 compared to the same period in 2014.
Placement fees decreased by $8.8 million during the year ended December 31, 2015, as compared to the year ended December 31, 2014 primarily driven by decreased fees related to COF III of $6.3 million during the year ended December 31, 2015, as compared to the year ended December 31, 2014.
Other Income
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Income from equity method investments was $33.3 million for the year ended December 31, 2016, as compared to a loss from equity method investments of $6.0 million for the year ended December 31, 2015. The increase of $39.3 million was driven by increases in income from Apollo’s equity ownership interest in AEOF, EPF II, COF III, an SIA and MidCap of $7.9 million, $6.0 million, $4.9 million, $3.2 million and $2.7 million, respectively, as well as modest increases across most of our other equity method investments during the year ended December 31, 2016, as compared to the same period in 2015.
Net gains from investment activities increased by $13.0 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015. The increase was primarily attributable to an increase in gains of $13.6 million on the Company’s direct investment in Athene during the year ended December 31, 2016 as compared to the same period in 2015. See note 6 to the consolidated financial statements for further information regarding the Company’s investment in Athene.
Net interest loss increased by $6.9 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to additional interest expense incurred during the year ended December 31, 2016 as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 11 to our consolidated financial statements.
Other loss, net was $4.5 million for the year ended December 31, 2016, as compared to other income, net of $3.6 million for the year ended December 31, 2015. The decrease of $8.1 million was primarily driven by a write-off of certain receivables during the year ended December 31, 2016 and foreign exchange losses during the year ended December 31, 2016 as compared to foreign exchange gains during the year ended December 31, 2015.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Income from equity method investments decreased by $24.8 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was driven by decreases in the values of investments in certain of our credit funds, primarily from Apollo’s ownership interests in AINV, certain SIAs, EPF I, and EPF II of $9.3 million, $3.8 million, $3.4 million and $1.5 million, respectively, during the year ended December 31, 2015 as compared to the same period in 2014. The change was also driven by a decrease in the value of our investment in AEOF, a fund which launched during 2015, of $2.0 million.

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
Real Estate
The following table sets forth our segment statement of operations information and EI within our real estate segment for the years ended December 31, 2016, 2015 and 2014.

	For the Years Ended December 31,		Total Change	Percentage Change	For the Years Ended December 31,		Total Change	Percentage Change
	2016	2015			2015	2014
	(in thousands)				(in thousands)
Real Estate(1):
Revenues:
Management fees from related parties	$58,945	$50,816	$8,129	16.0%	$50,816	$47,213	$3,603	7.6%
Advisory and transaction fees from related parties, net	5,907	4,425	1,482	33.5	4,425	2,655	1,770	66.7
Carried interest income from related parties:
Unrealized	4,918	7,154	(2,236)	(31.3)	7,154	4,951	2,203	44.5
Realized	12,566	5,857	6,709	114.5	5,857	3,998	1,859	46.5
Total carried interest income from related parties	17,484	13,011	4,473	34.4	13,011	8,949	4,062	45.4
Total Revenues	82,336	68,252	14,084	20.6	68,252	58,817	9,435	16.0
Expenses:
Compensation and benefits:
Salary, bonus and benefits	33,171	32,237	934	2.9	32,237	25,802	6,435	24.9
Equity-based compensation	2,734	4,177	(1,443)	(34.5)	4,177	8,849	(4,672)	(52.8)
Profit sharing expense	10,387	5,075	5,312	104.7	5,075	2,747	2,328	84.7
Total compensation and benefits	46,292	41,489	4,803	11.6	41,489	37,398	4,091	10.9
Non-compensation expenses:
General, administrative and other	21,528	22,869	(1,341)	(5.9)	22,869	21,669	1,200	5.5
Placement fees	89	—	89	NM	—	—	—	NM
Total non-compensation expenses	21,617	22,869	(1,252)	(5.5)	22,869	21,669	1,200	5.5
Total Expenses	67,909	64,358	3,551	5.5	64,358	59,067	5,291	9.0
Other Income (Loss):
Income from equity method investments	3,010	2,978	32	1.1	2,978	5,675	(2,697)	(47.5)
Net interest loss	(4,163)	(2,915)	(1,248)	42.8	(2,915)	(1,941)	(974)	50.2
Other income, net	692	1,455	(763)	(52.4)	1,455	3,409	(1,954)	(57.3)
Total Other Income (Loss)	(461)	1,518	(1,979)	NM	1,518	7,143	(5,625)	(78.7)
Economic Income	$13,966	$5,412	$8,554	158.1%	$5,412	$6,893	$(1,481)	(21.5)%

(1)	Prior period amounts have been recast to conform to the current presentation. See note 16 to our consolidated financial statements for more detail on the reclassification within our three segments.
Revenues
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Management fees from related parties increased by $8.1 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015. This change was primarily attributable to increases in management fees earned with respect to ARI and U.S. RE Fund II of $6.6 million and $2.9 million, respectively during the year ended December 31, 2016, as compared to the year ended December 31, 2015.
Advisory and transaction fees from related parties, net, increased by $1.5 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to AGRE Debt Fund I of $1.4 million during the year ended December 31, 2016, as compared to the year ended December 31, 2015.

Carried interest income from related parties increased by $4.5 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015. This change was primarily attributable to an increase in carried interest income earned from U.S. RE Fund II of $8.7 million during the year ended December 31, 2016, as compared to the same period in 2015. This was offset by decreases in carried interest income earned from London Prime Apartments Guernsey Holdings Limited (“London Prime Apartments”) and CPI funds in Europe of $2.9 million and $2.2 million, respectively, during the year ended December 31, 2016, as compared to the same period during 2015. Carried interest income earned from certain funds, including U.S. Real Estate Fund I and II, includes an allocation of carried interest income from a strategic investment account that invests in the funds. The increase in carried interest income earned from U.S. Real Estate Fund II is primarily the result of strong operating performance across many of the funds’ underlying properties and appreciation of several real estate investments during the year ended December 31, 2016. The decrease in carried interest income earned from London Prime Apartments is primarily due to depreciation of the British Pound against the U.S. Dollar and lower appreciation or values for some of the underlying properties for the year ended December 31, 2016. The decrease in carried interest income earned from the CPI funds in Europe was primarily attributable to a publicly traded security that was sold in the first quarter of 2015 and generated carried interest during that period.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Management fees from related parties increased by $3.6 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to increases in management fees earned with respect to ARI, a China-based investment fund we manage as a result of the Venator acquisition and U.S. RE Fund II of $4.5 million, $2.6 million and $1.7 million, respectively, which were partially offset by a decrease in management fees earned related to our CPI funds of $6.1 million.
Advisory and transaction fees from related parties, net, increased by $1.8 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to AGRE Debt Fund I of $1.5 million.
Carried interest income from related parties increased by $4.1 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to an increase in carried interest income earned from our CPI funds in Europe and U.S. RE Fund I of $5.5 million and $0.9 million, respectively, partially offset by a decrease related to London Prime Apartments of $2.3 million. The increase in carried interest income in U.S. RE Fund I was a result of improved performance across many of the fund’s underlying investments and higher global real estate values during the year ended December 31, 2015 as compared to the same period in 2014. The increase in carried interest income from our CPI funds in Europe was attributable to an increase in the value of a publicly traded security sold subsequent to December 31, 2014. The decrease in carried interest income in London Prime Apartments was a result of a decrease in the values of the underlying properties as compared to the same period in 2014.
Expenses
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Compensation and benefits increased by $4.8 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015. This change was primarily attributable to an increase in profit sharing expense of $5.3 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015 as a result of a corresponding increase in carried interest income as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period.
Included in profit sharing expense is $3.5 million and $0.3 million related to the Incentive Pool for the year ended December 31, 2016 and 2015, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
General, administrative and other decreased by $1.3 million during the year ended December 31, 2016, as compared to the year ended December 31, 2015. This change was primarily attributable to a decrease in professional fees of $1.8 million as a result of a decrease in legal fees during the year ended December 31, 2016, as compared to the year ended December 31, 2015.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Compensation and benefits increased by $4.1 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily attributable to an increase in salary, bonus and benefits of $6.4 million as a result of a higher headcount in 2015, and an increase in profit sharing expense of $2.3 million due to a corresponding increase in carried interest income earned during the year ended December 31, 2015 as discussed above. These increases were offset by a decrease in equity-based compensation of $4.7 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014.
Included in profit sharing expense is $0.3 million and $0.2 million related to the Incentive Pool for the year ended December 31, 2015 and 2014, respectively.
General, administrative and other increased by $1.2 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily attributable to an increase in legal fees during the year ended December 31, 2015 as compared to the year ended December 31, 2014.
Other Income (Loss)
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net interest loss increased by $1.2 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to additional interest expense incurred during the year ended December 31, 2016 as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 11 to our consolidated financial statements.
Other income, net decreased by $0.8 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015. The change was primarily driven by a bargain purchase gain in connection with the Venator acquisition during the year ended December 31, 2015.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Income from equity method investments decreased by $2.7 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This decrease is primarily attributable to a $2.7 million decrease in the income from Apollo’s ownership interest in ARI during the year ended December 31, 2015.
Net interest loss increased by $1.0 million for the year ended December 31, 2015, as compared to the year ended December 31, 2014 as a result of the issuance of the 2024 Senior Notes in May, 2014, as described in note 11 to our consolidated financial statements.
Other income decreased by $2.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This change was primarily due to a gain of $3.1 million resulting from the reduction of the tax receivable agreement liability during the year ended December 31, 2014 that did not recur in 2015.

Summary of Combined Results
The following table is a summary of our combined segments EI for the years ended December 31, 2016, 2015 and 2014.

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Revenues:
Management fees from related parties	$977,649	$911,893	$901,024
Advisory and transaction fees from related parties, net	147,115	14,186	316,082
Carried interest income (loss) from related parties:
Unrealized(1)	510,999	(387,541)	(1,347,786)
Realized	274,887	484,831	1,754,307
Total carried interest income from related parties	785,886	97,290	406,521
Total Revenues	1,910,650	1,023,369	1,623,627
Expenses:
Compensation and benefits:
Salary, bonus and benefits	366,890	355,922	339,846
Equity-based compensation	64,468	62,184	105,495
Profit sharing expense	316,650	86,031	264,908
Total compensation and benefits	748,008	504,137	710,249
Non-compensation expenses:
General, administrative and other	218,490	221,806	227,785
Placement fees	24,433	8,939	15,422
Total non-compensation expenses	242,923	230,745	243,207
Total Expenses	990,931	734,882	953,456
Other Income:
Income from equity method investments	102,581	16,078	54,905
Net gains from investment activities	138,608	121,132	9,062
Net interest loss	(39,019)	(26,533)	(19,098)
Other income (loss), net	(2,158)	8,177	52,699
Total Other Income	200,012	118,854	97,568
Non-Controlling Interests	(7,464)	(11,684)	(12,688)
Economic Income	$1,112,267	$395,657	$755,051
Income Tax Provision	(165,522)	(10,518)	(185,587)
Economic Net Income	$946,745	$385,139	$569,464

(1)
Included in unrealized carried interest income (losses) from related parties for the years ended December 31, 2016, and 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 14 to our consolidated financial statements for further detail regarding the general partner obligation.

Summary of Fee Related Earnings
The following table is a summary of Fee Related Earnings for the years ended December 31, 2016, 2015 and 2014.

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Management Fees	$977,649	$911,893	$901,024
Advisory and Transaction Fees from Related Parties, net	147,115	48,186	316,082
Carried Interest Income from Related Parties(1)	22,941	40,625	41,199
Salary, Bonus and Benefits	(366,890)	(355,922)	(339,846)
Non-compensation Expenses	(242,923)	(218,745)	(243,207)
Other Loss	(8,018)	(3,990)	(3,067)
Fee Related Earnings(2)	$529,874	$422,047	$672,185

(1)	Represents carried interest income earned from a publicly traded business development company we manage.

(2)
Excludes a reserve of $45 million accrued during the year ended December 31, 2015 in connection with an SEC regulatory matter principally concerning the acceleration of fees from fund portfolio companies.

Summary of Distributable Earnings
The following table is a reconciliation of Distributable Earnings per share of common and equivalents(1) to net distribution per share of common and equivalent for the years ended December 31, 2016, 2015 and 2014.

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Distributable Earnings	$647,932	$622,821	$1,429,780
Taxes and related payables(2)	(9,635)	(9,715)	(73,565)
Distributable Earnings After Taxes and Related Payables	638,297	613,106	1,356,215
Add back: Tax and related payables attributable to common and equivalents	110	12	66,429
Distributable Earnings before certain payables(3)	638,407	613,118	1,422,644
Percent to common and equivalents	47%	47%	45%
Distributable Earnings before other payables attributable to common and equivalents	302,899	290,420	633,380
Less: Tax and related payables attributable to common and equivalents	(110)	(12)	(66,429)
Distributable Earnings attributable to common and equivalents	$302,789	$290,408	$566,951
Distributable Earnings per share of common and equivalent(4)	$1.56	$1.50	$3.13
Retained capital per share of common and equivalent(4)(5)	(0.14)	(0.12)	(0.24)
Net distribution per share of common and equivalent(4)	$1.42	$1.38	$2.89

(1)	Common and equivalents refers to Class A shares outstanding and RSUs that participate in distributions.

(2)	Represents the estimated current corporate, local and non-U.S. taxes as well as the payable under Apollo’s tax receivable agreement.

(3)	Distributable earnings before certain payables represents Distributable Earnings before the deduction for the estimated current corporate taxes and the payable under Apollo’s tax receivable agreement.

(4)
Per share calculations are based on end of period Distributable Earnings Shares Outstanding, which consist of total Class A shares outstanding and RSUs that participate in distributions (collectively referred to as “common & equivalents”).

(5)	Retained capital is withheld pro-rata from common and equivalent holders and AOG unitholders.

Summary of Non-U.S. GAAP Measures
The table below sets forth a reconciliation of net income attributable Apollo Global Management, LLC to our non-U.S. GAAP performance measures for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net Income Attributable to Apollo Global Management, LLC	$402,850	$134,497	$168,229
Net income attributable to Non-Controlling Interests in consolidated entities and Appropriated Partners’ Capital	5,789	21,364	157,011
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	561,668	194,634	404,682
Net Income	$970,307	$350,495	$729,922
Income tax provision	90,707	26,733	147,245
Income Before Income Tax Provision	$1,061,014	$377,228	$877,167
Transaction-related charges and equity-based compensation	57,042	39,793	34,895
Net income attributable to Non-Controlling Interests in consolidated entities	(5,789)	(21,364)	(157,011)
Economic Income	$1,112,267	$395,657	$755,051
Income tax provision on Economic Income	(165,522)	(10,518)	(185,587)
Economic Net Income	$946,745	$385,139	$569,464
Income tax provision on Economic Income	165,522	10,518	185,587
Carried interest income from related parties(1)	(762,945)	(56,665)	(365,322)
Profit sharing expense	316,650	86,031	264,908
Equity-based compensation(2)	64,468	62,184	105,495
Investment income and other	(239,585)	(91,693)	(107,045)
Net interest loss	39,019	26,533	19,098
Fee Related Earnings	$529,874	$422,047	$672,185
Gain from reversal of tax receivable agreement liability	3,208	—	32,182
Depreciation, amortization and other, net(3)	9,928	(34,524)	10,182
Fee Related EBITDA	$543,010	$387,523	$714,549
Net realized carried interest income(1)	115,153	221,522	930,892
Fee Related EBITDA + 100% of Net Realized Carried Interest	$658,163	$609,045	$1,645,441
Realized investment and other loss	35,365	30,520	96,132
Net interest loss	(39,019)	(26,533)	(19,098)
Non-cash revenues	(3,369)	(35,211)	(260,513)
Gain from reversal of tax receivable agreement liability	(3,208)	—	(32,182)
Other(3)	—	45,000	—
Distributable Earnings	$647,932	$622,821	$1,429,780
Taxes and related payables	(9,635)	(9,715)	(73,565)
Distributable Earnings After Taxes and Related Payables	$638,297	$613,106	$1,356,215

(1)	Excludes carried interest income from a publicly traded business development company we manage.

(2)	Includes equity-based compensation related to RSUs (excluding RSUs granted in connection with the 2007 private placement), share options and restricted share awards.

(3)
Includes a reserve of $45 million accrued during the year ended December 31, 2015 in connection with an SEC regulatory matter principally concerning the acceleration of fees from fund portfolio companies.

Liquidity and Capital Resources
Historical
Although we have managed our historical liquidity needs by looking at deconsolidated cash flows, our historical consolidated statements of cash flows reflect the cash flows of Apollo, as well as those of the consolidated Apollo funds.
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
While primarily met by cash flows generated through fee income and carried interest income received, working capital needs have also been met (to a limited extent) through borrowings as described in note 11 to the consolidated financial statements.
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
Cash Flows
Significant amounts from our consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014 are summarized and discussed within the table and corresponding commentary below:

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Operating Activities	$615,260	$582,673	$(372,917)
Investing Activities	(182,761)	(202,936)	13,432
Financing Activities	(236,157)	(968,078)	485,611
Net Increase (Decrease) in Cash and Cash Equivalents	$196,342	$(588,341)	$126,126
Operating Activities
Our net cash provided by (used in) operating activities was $615.3 million, $582.7 million and $(372.9) million during the years ended December 31, 2016, 2015 and 2014, respectively. These amounts were primarily driven by:

•
net income of $970.3 million, $350.5 million and $729.9 million during the years ended December 31, 2016, 2015 and 2014, respectively, as well as non-cash adjustments, net of $3.6 million, $12.0 million and $214.0 million, respectively;

•
a net (increase) decrease in our carried interest receivable of $(613.2) million, $303.3 million and $1.4 billion during the years ended December 31, 2016, 2015 and 2014, respectively, due to a change in the fair value of our funds that generate carried interest of $829.0 million, $181.5 million and $397.4 million during the years ended December 30, 2016, 2015 and 2014, respectively, offset by fund distributions to the Company of $215.8 million, $449.3 million and $1.8 billion during years ended December 31, 2016, 2015 and 2014, respectively;

•
purchases of investments held by consolidated VIEs in the amount of $581.2 million, $521.2 million and $10.3 billion, offset by proceeds from sales of investments held by consolidated VIEs in the amount of $592.9 million, $409.2 million and $8.5 billion during the years ended December 31, 2016, 2015 and 2014, respectively;

•
a net (decrease) increase in changes to other assets and other liabilities of consolidated VIEs in the amount of $(3.7) million, $(135.8) million and $126.2 million during the years ended December 31, 2016, 2015 and 2014, respectively;

•
a net increase (decrease) in due from and due to related parties in the amount of $37.0 million, $14.0 million and $(349.9) million during the years ended December 31, 2016, 2015 and 2014, respectively;

•	a net (decrease) increase in accrued compensation and benefits in the amount of $(1.7) million, $(9.9) million and $16.2 million during the years ended December 31, 2016, 2015 and 2014, respectively;

•
a net increase (decrease) in our profit sharing payable of $227.8 million, $(122.6) million and $(518.0) million during the years ended December 31, 2016, 2015 and 2014, respectively, due to profit sharing expense of $381.6 million, $100.1 million and $276.2 million during the years ended December 31, 2016, 2015 and 2014, respectively, offset by payments of $127.1 million, $239.2 million and $833.6 million during the years ended December 31, 2016, 2015 and 2014, respectively; and

•	an increase (decrease) in cash held at consolidated VIEs of $16.7 million, $256.6 million and $(13.8) million during the years ended December 31, 2016, 2015 and 2014, respectively.
Investing Activities
Our net cash (used in) provided by investing activities was $(182.8) million, $(202.9) million and $13.4 million during the years ended December 31, 2016, 2015 and 2014, respectively. These amounts were primarily driven by:

•	net cash contributions to our equity method investments of $122.2 million, $172.8 million and $33.6 million during the years ended December 31, 2016, 2015 and 2014, respectively;

•	issuance of related party loans of $8.6 million and $25.0 million during years ended December 31, 2016 and 2015, respectively;

•	proceeds from sales of investments in the amount of $25.0 million and $50.0 million during years ended December 31, 2015 and 2014, respectively; and

•	purchases of investments in the amount of $46.9 million and $25.0 million during years ended December 31, 2016 and 2015, respectively.
Financing Activities
Our net cash (used in) provided by financing activities was $(236.2) million, $(968.1) million and $485.6 million during the during the years ended December 31, 2016, 2015 and 2014, respectively. These amounts were primarily driven by:

•	cash distributions paid to our Class A shareholders of $239.1 million, $354.4 million, and $506.0 million during the years ended December 31, 2016, 2015 and 2014, respectively;

•
cash distributions paid to the Non-Controlling Interest holders in the Apollo Operating Group of $269.8 million, $453.3 million and $816.4 million during the years ended December 31, 2016, 2015 and 2014, respectively;

•	payments made towards the satisfaction of our tax receivable agreement liability of $48.4 million and $32.0 million during the years ended December 31, 2015 and 2014, respectively;

•	purchases of Class A shares of $13.4 million and $3.1 million during the years ended December 31, 2016 and 2015, respectively;

•	net distributions related to deliveries of Class A shares in settlement of RSUs of $40.7 million, $78.9 million and $0.4 million during the years ended December 31, 2016, 2015 and 2014, respectively;

•	issuance of debt (net of repayments of principal) held by consolidated VIEs in the amount of $1.9 billion during the year ended December 31, 2014; and

•
issuance of debt of $532.7 million and $534.0 million during the years ended December 31, 2016 and 2014, respectively, offset by repayments of debt of $200.0 million and $250.0 million during the years ended December 31, 2016 and 2014, respectively.

Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, see note 14 to the consolidated financial statements for information regarding the quarterly distributions which were made at the sole discretion of the Company’s manager during 2016, 2015 and 2014.

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
As of December 31, 2016, Fund VII’s and Fund VI’s remaining investments and escrow cash were valued at 103% and 82% of the fund’s unreturned capital, respectively, which was below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation.
On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with CalPERS. The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. As of December 31, 2016, the Company had reduced fees charged to CalPERS on the funds it manages by approximately $103.8 million.
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
In February 2016, Apollo adopted a plan to repurchase up to $250 million in the aggregate of its Class A shares, including up to $150 million in the aggregate of its outstanding Class A shares through a share repurchase program and up to $100 million through a reduction of Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Equity Plan”), which we refer to as net share settlement.  Under the share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. During the year ended December 31, 2016, the Company repurchased and canceled 1.0 million Class A shares for $12.9 million and, in connection with net share settlements, reduced Class A shares to be issued to employees under the 2007 Equity Plan by 2.7 million Class A shares resulting in a payment by the Company of $40.7 million to satisfy the applicable withholding obligation. See note 12 to the consolidated financial statements for further information regarding the Company’s net share settlement during the year ended December 31, 2016.
On March 11, 2016, it was announced that Apollo intended to embark on a program to purchase $50 million of AINV’s common stock, subject to certain regulatory approvals. Under the program, shares may be purchased from time to time in open market transactions and in accordance with applicable law. As of December 31, 2016, Apollo had purchased approximately 871 thousand shares, or approximately $4.9 million of AINV’s common stock.
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
On March 11, 2016, the maturity date of both the Term Facility and the Revolver Facility (each as defined in note 11 to our consolidated financial statements) were extended by two years and as a result, the maturity date is now January 18, 2021. The extension was determined to be a modification of the 2013 AMH Credit Facilities in accordance with U.S. GAAP.
On May 27, 2016, AMH issued $500 million in aggregate principal amount of its 4.400% Senior Notes due 2026 (the “2026 Senior Notes”). The 2026 Senior Notes will mature on May 27, 2026. In connection with the issuance of the 2026 Senior Notes, $200 million of the proceeds were used to repay a portion of the Term Facility outstanding with third party lenders at par. See note 11 to the consolidated financial statements for further information regarding the Company’s debt arrangements.
On February 3, 2017, the Company declared a cash distribution of $0.45 per Class A share, which will be paid on February 28, 2017 to holders of record on February 21, 2017.
Athene
Athene Holding was founded in 2009 to capitalize on favorable market conditions in the dislocated life insurance sector. Athene Holding, through its subsidiaries, is a leading retirement services company that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. The products and services offered by Athene include: fixed and fixed indexed annuity products; reinsurance services offered to third-party annuity providers; and institutional products, such as funding agreements. Athene Holding became an effective registrant on December 9, 2016 under the U.S. Securities Exchange Act of 1934, as amended, and trades on the New York Stock Exchange (NYSE) under the symbol “ATH”. Apollo, through its subsidiaries, managed or advised $70.8 billion of AUM in accounts owned by or related to Athene (the “Athene Accounts”) as of December 31, 2016.
Investment Management Agreements - Athene Asset Management
Apollo, through its consolidated subsidiary, AAM, provides asset management services to Athene, including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions asset diligence hedging and other asset management services and receives management fees for providing these services.
As of December 31, 2016, AAM managed $66.1 billion of AUM in the Athene Accounts on which the Company earns a gross management fee of 0.40% per annum with certain limited exceptions.
AAM discounts certain fees due from Athene. For the total dollar amount of all liabilities sourced through Athene’s organic distribution channels during 2016 in excess of $5.1 billion (subject to certain exceptions, “Excess Liabilities”), AAM agreed to discount fees as follows:

•
During 2016, a discount of 0.40% per annum multiplied by such Excess Liabilities. The 2016 discount relating to such Excess Liabilities was intended to reasonably approximate a full discount of the AAM fee on the assets relating to such Excess Liabilities during the remainder of the 2016 calendar year.

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

Investment Advisory Agreement - AAME
Apollo, through AAME, provides investment advisory services to Athene and receives a gross fee of 0.10% per annum on the Athene assets it advises. As of December 31, 2016, AAME provided investment advisory services with respect to $4.7 billion of AUM in the Athene Accounts, of which $0.3 billion is sub-advised by the Company.

Sub-Advisory Agreement and Fund Investments
Apollo provides sub-advisory services with respect to a portion of the assets in the Athene Accounts, pursuant to a master sub-advisory agreement among AAM and certain other Apollo subsidiaries. In addition from time to time, Athene also invests in funds and investment vehicles that Apollo manages. The Company broadly refers to “Athene Sub-Advised” AUM as those assets in the Athene Accounts which the Company explicitly sub-advises as well as those assets in the Athene Accounts which are invested directly in funds and investment vehicles Apollo manages (“Athene Assets Directly Invested”). As of December 31, 2016, the Athene Sub-Advised AUM totaled $15.7 billion, of which $2.7 billion was Athene Assets Directly Invested.
With respect to assets in the Athene Accounts which the Company explicitly sub-advises, the Company earns up to 0.40% per annum on assets up to $10 billion and 0.35% per annum on all such assets in excess of $10 billion, with certain limited exceptions. These fees are in addition to the gross management fee of 0.40% per annum paid to AAM on the portion of these assets that it manages and the gross fee of 0.10% per annum paid to AAME on the portion of these assets that it advises. A majority of the assets in the Athene Accounts which the Company explicitly sub-advises are in accounts that invest in high-grade credit asset classes, such as CLO debt, commercial mortgage backed securities and insurance-linked securities.
With respect to Athene Assets Directly Invested, Apollo receives management fees and carried interest, if applicable, directly from the relevant funds under the investment management agreements and other governing documents of such funds. Fees paid to the Company related to such fund investments vary from 0% per annum to 1.75% per annum with respect to management fees and 0% to 20% with respect to carried interest. These fees are in addition to the gross management fee of 0.40% per annum paid to AAM on the portion of these assets that it manages and the gross fee of 0.10% per annum paid to AAME on the portion of these assets that it advises.
The Company refers to the portion of the AUM in the Athene Accounts that is not Athene Sub-Advised AUM as “Athene Non-Sub-Advised” AUM. Accordingly, as of December 31, 2016, Athene Non-Sub-Advised AUM totaled $55.1 billion, which includes $4.4 billion of Athene AUM for which AAME provides investment advisory services. Apollo incurs all expenses associated with its provision of services to Athene.
On April 4, 2014, Athene Holding completed an initial closing of a private placement offering of common equity in which it raised $1.048 billion of primary commitments from third-party institutional and certain existing investors in Athene Holding (the “Athene Private Placement”). In connection with the Athene Private Placement, Athene raised an additional $80 million of third party capital at $26 per share, all of which was used to buy back a portion of the shares of one of its existing investors at a price of $26 per share in a transaction that was consummated on April 29, 2014. As announced on June 24, 2014, a second closing of the Athene Private Placement occurred in which Athene Holding raised $170 million of commitments primarily from employees of Athene and its affiliates at a price per common share of Athene Holding of $26. The Athene Private Placement offering was concluded in the first quarter of 2015 with a final closing of $60 million of additional commitments from affiliates of Athene.
In connection with the Athene Private Placement, the AAA limited partnership agreement was amended to provide that AAA will distribute to its shareholders their pro rata portion of the common shares of Athene Holding (or proceeds thereof) as such shares are released from their contractual lock-up over a period beginning 7.5 months after Athene’s IPO and ending 15 months following Athene’s IPO pursuant to the Athene registration rights agreement. On November 8, 2016, AAA announced a conditional distribution of 10,766,297 shares of Athene to its unitholders. This distribution was conditioned on pricing the initial public offering of shares of Athene Holding. AAA unitholders entitled to receive shares of Athene Holding on the record date were given the opportunity by Athene to sell into the initial public offering subject to certain lock-up restrictions applicable to Apollo and others. On December 8, 2016, Athene announced its IPO of 27,000,000 shares of Athene Holding, which was increased to 31,050,000 shares of Athene Holding after the underwriter's exercise of its over-allotment option, at a price to the public of $40 per share. The shares of Athene Holding began trading on the New York Stock Exchange on December 9, 2016 under the symbol “ATH.” In total 10,766,297 Athene shares were distributed to AAA unitholders, or 0.14105129 shares of Athene Holding per AAA unit. In addition to the distribution to AAA unitholders, AAA Investments, L.P. distributed 771,653 shares of Athene Holding to Apollo in satisfaction of the carried interest obligation associated with the distribution to AAA unitholders and 6,073 shares of Athene Holding in respect of Apollo’s approximate 0.06% equity ownership interest in AAA Investments, L.P.
In connection with the Athene Private Placement, Athene Holding amended its registration rights agreement to provide (i) investors who are party to such agreement, including AAA Investments, the potential opportunity for liquidity on their shares of Athene Holding through sales in registered public offerings over a 15 month period beginning on the date of Athene Holding’s initial public offering (the “Athene IPO”) and (ii) Athene Holding the right to cause certain investors who are party to the registration rights agreement to include in such offerings a certain percentage of their common shares of Athene Holding subject to the terms and conditions set forth in the agreement. However, pursuant to the registration rights agreement, any shares of Athene Holding held by Apollo (other than shares distributed to AAA in payment of carried interest to be sold for cash) will not be subject to such arrangements and instead will be subject to a lock-up period of two years following the effective date of the registration statement relating to the Athene IPO, but Athene Holding will not have the right to cause any shares owned by Apollo to be included in the Athene IPO or any follow-on offering. Apollo may elect to receive payment of carried interest in cash or in common shares of Athene Holding (valued at the then fair market value); and if the General Partner elects to receive payment of such carried interest in cash, then common shares of Athene Holding shall be distributed to the General Partner and immediately sold by the General Partner to pay for such carried interest in cash.
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
Consolidation
The Company assesses all entities with which it is involved for consolidation on a case by case basis depending on the specific facts and circumstances surrounding each entity. Pursuant to the consolidation guidance, the Company first evaluates whether it holds a variable interest in an entity. Apollo factors in all economic interests including proportionate interests through related parties, to determine if such interests are to be considered a variable interest. As Apollo’s interest in many of these entities is solely through market rate performance fees and/or insignificant indirect interests through related parties, Apollo is generally not considered to have a variable interest in many of these entities under the guidance and no further consolidation analysis is performed. For entities where the Company has determined that it does hold a variable interest, the Company performs an assessment to determine whether each of those entities qualify as a VIE.
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
Under the voting interest model, Apollo consolidates those entities it controls through a majority voting interest. Apollo does not consolidate those voting interest entities (“VOEs”) in which substantive kick-out rights have been granted to the unaffiliated investors to either dissolve the fund or remove the general partner.

 Under the variable interest model, Apollo consolidates those entities where it is determined that the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary if it holds a controlling financial interest in the VIE defined as possessing both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If Apollo alone is not considered to have a controlling financial interest in the VIE but Apollo and its related parties under common control in the aggregate have a controlling financial interest in the VIE, Apollo will still be deemed to be the primary beneficiary if it is the party within the related party group that is most closely associated with the VIE. If Apollo and its related parties not under common control in the aggregate have a controlling financial interest in a VIE, then Apollo is deemed to be the primary beneficiary if substantially all the activities of the entity are performed on behalf of Apollo. Apollo determines whether it is the primary beneficiary of a VIE at the time it becomes initially involved with the VIE and reconsiders that conclusion continuously. Investments and redemptions (either by Apollo, related parties of Apollo or third parties) or amendments to the governing documents of the respective entity may affect an entity’s status as a VIE or the determination of the primary beneficiary.
The assessment of whether an entity is a VIE and the determination of whether Apollo should consolidate such VIE requires judgment by our management. Those judgments include, but are not limited to: (i) determining whether the total equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (ii) evaluating whether the holders of equity investment at risk, as a group, can make decisions that have a significant effect on the success of the entity, (iii) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive the expected residual returns from an entity and (iv) evaluating the nature of the relationship and activities of those related parties with shared power or under common control for purposes of determining which party within the related-party group is most closely associated with the VIE. Judgments are also made in determining whether a member in the equity group has a controlling financial interest including power to direct activities that most significantly impact the VIE’s economic performance and rights to receive benefits or obligations to absorb losses that could be potentially significant to the VIE. This analysis considers all relevant economic interests including proportionate interests held through related parties.
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
Market Approach. The market approach is driven by current market conditions, including actual trading levels of similar companies and, to the extent available, actual transaction data of similar companies. Judgment is required by management when assessing which companies are similar to the subject company being valued. Consideration may also be given to any of the following factors: (1) the subject company’s historical and projected financial data; (2) valuations given to comparable companies; (3) the size and scope of the subject company’s operations; (4) the subject company’s individual strengths and weaknesses; (5) expectations relating to the market’s receptivity to an offering of the subject company’s securities; (6) applicable restrictions on transfer; (7) industry and market information; (8) general economic and market conditions; and (9) other factors deemed relevant. Market approach valuation models typically employ a multiple that is based on one or more of the factors described above. Enterprise value as a multiple of EBITDA is common and relevant for most companies and industries, however, other industry specific multiples are employed where available and appropriate. Sources for gaining additional knowledge related to comparable companies include public filings, annual reports, analyst research reports, and press releases. Once a comparable company set is determined, we review certain aspects of the subject company’s performance and determine how its performance compares to the group and to certain individuals in the group. We compare certain measurements such as EBITDA margins, revenue growth over certain time periods, leverage ratios and growth opportunities. In addition, we compare our entry multiple and its relation to the comparable set at the time of acquisition to understand its relation to the comparable set on each measurement date.
Income Approach. For investments where the market approach does not provide adequate fair value information, we rely on the income approach. The income approach is also used to validate the market approach within our private equity funds. The income approach provides an indication of fair value based on the present value of cash flows that a business or security is expected to generate in the future. The most widely used methodology for the income approach is a discounted cash flow method. Inherent in the discounted cash flow method are significant assumptions related to the subject company’s expected results, the determination of a terminal value and a calculated discount rate, which is normally based on the subject company’s weighted average cost of capital, or “WACC.” The WACC represents the required rate of return on total capitalization, which is comprised of a required rate of return on equity, plus the current tax-effected rate of return on debt, weighted by the relative percentages of equity and debt that are typical in the industry. The most critical step in determining the appropriate WACC for each subject company is to select companies that are comparable in nature to the subject company and the credit quality of the subject company. Sources for gaining additional knowledge about the comparable companies include public filings, annual reports, analyst research reports, and press releases. The general formula then used for calculating the WACC considers the after-tax rate of return on debt capital and the rate of return on common equity capital, which further considers the risk-free rate of return, market beta, market risk premium and small stock premium, if applicable. The variables used in the WACC formula are inferred from the comparable market data obtained. The Company evaluates the comparable companies selected and concludes on WACC inputs based on the most comparable company or analyzes the range of data for the investment.
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
Real Estate Investments. For the CMBS portfolio of Apollo’s funds, the estimated fair value of the CMBS portfolio is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value and may not necessarily represent what the funds would receive in an actual trade for the applicable instrument. Additionally, the loans held-for-investment are stated at the principal amount outstanding, net of deferred loan fees and costs. The loans in Apollo’s real estate funds are evaluated for possible impairment on a quarterly basis. For Apollo’s real estate funds, valuations of non-marketable underlying investments are determined using methods that include, but are not limited to (i) discounted cash flow estimates or comparable analysis prepared internally, (ii) third party appraisals or valuations by qualified real estate appraisers, and (iii) contractual sales value of investments/properties subject to bona fide purchase contracts. Methods (i) and (ii) also incorporate consideration of the use of the income, cost, or sales comparison approaches of estimating property values.
Certain of our funds may also enter into foreign currency exchange contracts, total return swap contracts, credit default swap contracts, and other derivative contracts, which may include options, caps, collars and floors. Foreign currency exchange contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. If securities are held at the end of this period, the changes in value are recorded in income as unrealized. Realized gains or losses are recognized when contracts are settled. Derivative contracts such as total return swaps and credit default swaps are recorded at fair value as an asset or liability, with changes in fair value recorded as unrealized appreciation or depreciation. Realized gains or losses are recognized at the termination of the contract based on the difference between the close-out price of the total return or credit default swap contract and the original contract price. Forward contracts are valued based on market rates obtained from counterparties or prices obtained from recognized financial data service providers.
The fair values of the investments in our funds can be impacted by changes to the assumptions used in the underlying valuation models. For further discussion on the impact of changes to valuation assumptions see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Sensitivity” in this Annual Report on Form 10-K. There have been no material changes to the valuation approaches utilized during the periods that our financial results are presented in this report.
Fair Value of Financial Instruments
Except for the Company’s debt obligations (each as defined in note 11 to our consolidated financial statements), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying values approximate fair value. See “—Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings.
Profit Sharing Expense. Profit sharing expense is primarily a result of agreements with our Contributing Partners and employees to compensate them based on the ownership interest they have in the general partners of the Apollo funds. Therefore, changes in the fair value of the underlying investments in the funds we manage and advise affect profit sharing expense. The Contributing Partners and employees are allocated approximately 30% to 50% of the total carried interest income which is driven primarily by changes in fair value of the underlying fund’s investments and is treated as compensation expense. Additionally, profit sharing expenses paid may be subject to clawback from employees, former employees and Contributing Partners to the extent not indemnified. When applicable, the accrual for potential clawback of previously distributed profit sharing amounts, which is a component of due from related parties on the consolidated statements of financial condition, represents all amounts previously distributed to employees, former employees and Contributing Partners that would need to be returned to the general partner if the Apollo funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner receivable, however, would not become realized until the end of a fund’s life.

Changes in the fair value of the contingent obligations that were recognized in connection with certain Apollo acquisitions are reflected in the Company’s consolidated statements of operations as profit sharing expense.
The Incentive Pool enables certain partners and employees to earn discretionary compensation based on carried interest realizations earned by the Company in a given year, which amounts are reflected in profit sharing expense in the accompanying consolidated financial statements. The Company adopted the Incentive Pool to attract and retain, and provide incentive to, partners and employees of the Company and to more closely align the overall compensation of partners and employees with the overall realized performance of the Company. Allocations to the Incentive Pool and to its participants contain both a fixed and a discretionary component and may vary year-to-year depending on the overall realized performance of the Company and the contributions and performance of each participant. There is no assurance that the Company will continue to compensate individuals through performance-based incentive arrangements in the future and there may be periods when the executive committee of the Company’s manager determines that allocations of realized carried interest income are not sufficient to compensate individuals, which may result in an increase in salary, bonus and benefits.
Fair Value Option. Apollo has elected the fair value option for the Company’s investment in Athene Holding, the assets and liabilities of certain consolidated VIEs (including CLOs) and the Company’s investments in certain CLOs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by the consolidated VIEs that otherwise would not have been carried at fair value. See notes 4, 5, and 6 for further disclosure on the investments in Athene Holding and financial instruments of the consolidated VIEs for which the fair value option has been elected.
Equity-Based Compensation. Equity-based compensation is accounted for in accordance with U.S. GAAP, which requires that the cost of employee services received in exchange for an award is generally measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are recognized over the relevant service period. Further, as required under U.S. GAAP, the Company estimates forfeitures using industry comparables or historical trends for equity-based awards that are not expected to vest. Apollo’s equity-based awards consist of, or provide rights with respect to, AOG Units, RSUs, share options, restricted shares, AHL Awards and other equity-based compensation awards. For more information regarding Apollo’s equity-based compensation awards, see note 13 to our consolidated financial statements. The Company’s assumptions made to determine the fair value on grant date and the estimated forfeiture rate are embodied in the calculations of compensation expense.
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
We utilized the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting distributions on Plan Grant RSUs. The weighted average for the inputs utilized for the shares granted during the years ended December 31, 2016, 2015 and 2014 are presented in the table below for Plan Grants:

	For the Years Ended December 31,
	2016	2015	2014
Distribution Yield(1)	6.6%	11.0%	14.3%
Cost of Equity Capital Rate(2)	11.3%	9.1%	12.3%

(1)
Calculated based on the historical distributions paid during the twelve months ended December 31, 2016 and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.

(2)
Assumes a discount rate that was equivalent to the opportunity cost of foregoing distributions on unvested Plan Grant RSUs as of the valuation date, based on the Capital Asset Pricing Model (“CAPM”). CAPM is a commonly used mathematical model for developing expected returns.

The following table summarizes the weighted average discounts for Plan Grants for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
Plan Grants:
Discount for the lack of distributions until vested(1)	14.0%	26.0%	32.5%

(1)	Based on the present value of a growing annuity calculation.
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
The inputs utilized in the Finnerty Model are (i) length of holding period, (ii) volatility and (iii) distribution yield. The weighted average for the inputs utilized for the shares granted during the years ended December 31, 2016, 2015 and 2014 are presented in the table below for Plan Grants and Bonus Grants:

	For the Years Ended December 31,
	2016	2015	2014
Plan Grants
Holding Period Restriction (in years)	0.5	0.6	0.6
Volatility(1)	24.7%	25.7%	31.4%
Distribution Yield(2)	6.6%	11.0%	14.3%
Bonus Grants
Holding Period Restriction (in years)	0.2	0.2	0.2
Volatility(1)	20.6%	22.2%	32.1%
Distribution Yield(2)	6.5%	10.8%	13.7%

(1)	The Company determined the expected volatility based on the volatility of the Company’s Class A share price as of the grant date with consideration to comparable companies.

(2)
Calculated based on the historical distributions paid during the twelve months ended December 31, 2016, 2015 and 2014 and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.

The following table summarizes the weighted average marketability discounts for Plan Grants and Bonus Grants for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
Plan Grants:
Marketability discount for transfer restrictions(1)	3.8%	4.2%	5.1%
Bonus Grants:
Marketability discount for transfer restrictions(1)	2.1%	2.2%	3.2%

(1)	Based on the Finnerty Model calculation.
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
Bonus Grants constitute a component of the discretionary annual compensation awarded to certain of our professionals. For 2016, the Company has increased the default portion of annual compensation by approximately $11.0 million to be awarded as a discretionary Bonus Grant relative to the portion awarded in previous years. The increase in the proportion of discretionary annual compensation awarded as a Bonus Grant will be offset by a decrease in discretionary annual cash bonuses. These changes are intended to further align the interests of Apollo’s employees and stakeholders and strengthen the long-term commitment of our partners and employees.
Fair Value Measurements
See note 6 to our consolidated financial statements for a discussion of the Company’s fair value measurements.
Recent Accounting Pronouncements
A list of recent accounting pronouncements that are relevant to Apollo and its industry is included in note 2 to our consolidated financial statements.
Off-Balance Sheet Arrangements
In the normal course of business, we engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications and potential contingent repayment obligations. See note 15 to our consolidated financial statements for a discussion of guarantees and contingent obligations and note 2 for a discussion of derivatives.
Contractual Obligations, Commitments and Contingencies
As of December 31, 2016, the Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$34,705	$30,969	$30,198	$13,473	$4,572	$6,853	$120,770
Other long-term obligations(2)	19,229	6,398	3,694	1,365	1,365	1,365	33,416
2013 AMH Credit Facilities - Term Facility(3)	6,355	6,355	6,355	6,355	300,318	—	325,738
2013 AMH Credit Facilities - Revolver Facility(4)	625	625	625	625	8	—	2,508
2024 Senior Notes (5)	20,000	20,000	20,000	20,000	20,000	548,333	648,333
2026 Senior Notes (6)	22,000	22,000	22,000	22,000	22,000	596,984	706,984
2014 AMI Term Facility I	289	289	289	289	14,682	—	15,838
2014 AMI Term Facility II	285	285	16,575	—	—	—	17,145
2016 AMI Term Facility I	312	312	312	312	17,865	—	19,113
2016 AMI Term Facility II	278	278	278	278	14,058	—	15,170
Obligations as of December 31, 2016	$104,078	$87,511	$100,326	$64,697	$394,868	$1,153,535	$1,905,015

(1)	The Company has entered into sublease agreements and is expected to contractually receive approximately $1.1 million over the life of the agreements.

(2)
Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(3)
$300 million of the outstanding Term Facility matures in January 2021. The interest rate on the $300 million Term Facility as of December 31, 2016 was 2.12%. See note 11 of the consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(4)
The commitment fee as of December 31, 2016 on the $500 million undrawn Revolver Facility was 0.125%. See note 11 of the consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(5)
$500 million of the 2024 Senior Notes matures in May 2024. The interest rate on the 2024 Senior Notes as of December 31, 2016 was 4.00%. See note 11 of the consolidated financial statements for further discussion of the 2024 Senior Notes.

(6)
$500 million of the 2026 Senior Notes matures in May 2026. The interest rate on the 2026 Senior Notes as of December 31, 2016 was 4.40%. See note 11 of the consolidated financial statements for further discussion of the 2026 Senior Notes.

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

(iii)
In connection with the Stone Tower acquisition, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs and strategic investment accounts. This contingent consideration liability is remeasured to fair value at each reporting period until the obligations are satisfied. See note 15 to the consolidated financial statements for further information regarding the contingent consideration liability.

(iv)	Commitments from certain of our management companies and general partners to contribute to the funds we manage and certain related parties.
Commitments
Certain of our management companies and general partners are committed to contribute to the funds we manage and certain related parties. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our related parties, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its related parties, the percentage of total fund commitments of Apollo and its related parties, the commitment and remaining commitment amounts of Apollo only (excluding related parties), and the percentage of total fund commitments of Apollo only (excluding related parties) for each private equity, credit and real estate fund as of December 31, 2016 as follows ($ in millions):

Fund	Apollo and Related Party Commitments		% of Total Fund Commitments	Apollo Only (Excluding Related Party) Commitments	Apollo Only (Excluding Related Party) % of Total Fund Commitments	Apollo and Related Party Remaining Commitments	Apollo Only (Excluding Related Party) Remaining Commitments
Private Equity:
Fund VIII	$1,543.5		8.40%	$396.5	2.16%	$708.6	$184.2
Fund VII	467.2		3.18	178.1	1.21	76.5	28.0
Fund VI	246.3		2.43	6.1	0.06	9.7	0.2
Fund V	100.0		2.67	0.5	0.01	6.2	—
Fund IV	100.0		2.78	0.2	0.01	0.5	—
AION	151.5		18.34	50.0	6.05	86.9	28.4
ANRP I	426.1		32.21	10.1	0.76	108.5	2.6
ANRP II	581.2		16.83	48.0	1.39	499.3	40.4
A.A. Mortgage Opportunities, L.P.	425.0		84.46	—	—	20.8	—
Apollo Rose, L.P.	299.1		100.00	—	—	134.8	—
Champ, L.P.	108.6		100.00	17.4	16.01	36.8	1.9
Apollo Royalties Management, LLC	105.6		100.00	—	—	—	—
Other Private Equity	7.5		Various	7.5	Various	3.1	3.1
Credit:
Credit Opportunity Fund III, L.P. (“COF III”)	358.1		10.45	83.1	2.43	69.9	16.6
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	30.5		1.93	23.4	1.48	0.8	0.6
Credit Opportunity Fund, L.P. (“COF I”)	449.2		30.26	29.7	2.00	237.1	4.2
Apollo European Principal Finance Fund III, L.P. (“EPF III”)(2)	488.6		18.59	63.6	2.42	488.6	63.6
Apollo European Principal Finance Fund II, L.P. (“EPF II”)(2)	409.3		12.12	63.4	1.88	114.0	20.8
Apollo European Principal Finance Fund, L.P. (“EPF I”)(2)	282.6		20.74	18.6	1.37	46.3	4.3
Financial Credit Investment II, L.P. (“FCI II”)	244.6		15.72	—	—	65.0	—
Financial Credit Investment I, L.P. (“FCI I”)	95.3		17.05	—	—	58.8	—
Apollo Structured Credit Recovery Master Fund III, L.P. (“SCRF III”)	230.2		18.59	3.6	0.29	91.4	1.4
Apollo Structured Credit Recovery Master Fund II, Ltd. (“SCRF II”)	7.8		7.47	—	—	—	—
MidCap	1,672.6		80.23	110.9	5.32	229.0	31.0
Apollo Moultrie Credit Fund, L.P.	400.0		100.00	—	—	275.0	—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	300.0		100.00	—	—	—	—
Apollo Asia Private Credit Fund, L.P. (“APC”)	158.5		69.06	0.1	0.04	—	—
AEOF	125.5		12.01	25.5	2.44	89.2	18.1
Other Credit	375.8		Various	207.9	Various	274.5	119.7
Real Estate:
U.S. RE Fund II	352.5		54.21	7.6	1.17	154.0	3.6
U.S. RE Fund I	434.0	(1)	66.94	16.4	2.53	127.1	3.1
CPI Capital Partners North America, L.P.	7.6		1.27	2.1	0.35	0.6	0.2
CPI Capital Partners Europe, L.P.(2)	5.8		0.47	—	—	0.4	—
CPI Capital Partners Asia Pacific, L.P.	6.9		0.53	0.5	0.04	0.1	—
Apollo Asia Real Estate Fund, L.P.	206.9		73.39	6.9	2.44	205.9	6.9
Other Real Estate	264.1		Various	1.7	Various	11.1	0.4
Other:
Apollo SPN Investments I, L.P.	28.9		0.72	28.9	0.72	24.6	24.6
Total	$11,496.9			$1,408.3		$4,255.1	$607.9

(1)
Figures for U.S. RE Fund I include base, additional, and co-investment commitments. A co-investment vehicle within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.23 as of December 31, 2016.

(2)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.05 as of December 31, 2016.
On April 30, 2015, Apollo entered into a revolving credit agreement with AAA Investments (“the AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR plus 1.5%. The Company receives an annual commitment fee of 0.125% on the unused portion of the loan. As of December 31, 2016, $4.0 million had been advanced by the Company and remained outstanding on the AAA Investments Credit Agreement.
The 2013 AMH Credit Facilities, 2024 Senior Notes and 2026 Senior Notes will have future impacts on our cash uses. See note 11 of our consolidated financial statements for information regarding the Company’s debt arrangements.
Contingent Obligations—Carried interest income in private equity and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues recognized by Apollo through December 31, 2016 that would be reversed approximates $2.9 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company as general partner has received more carried interest income than was ultimately earned. This general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund. As of December 31, 2016, the Company recorded a general partner obligation to return previously distributed carried interest income of $116.6 million. See note 14 to the consolidated financial statements for further information regarding the general partner obligation.
As of December 31, 2016, one of the Company’s subsidiaries had unfunded contingent commitments of $22.1 million, to facilitate fundings at closing by lead arrangers for syndicated term loans issued by portfolio companies of a fund managed by Apollo. The commitments expire by March 15, 2017. As of February 13, 2017, the unfunded commitment was approximately $1.0 million.

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

At the direction of the Company’s manager, the Company has established a risk committee comprised of various members of senior management including the Company’s Chief Financial Officer, Chief Legal Officer, and the Company’s Chief Risk Officer. The risk committee is tasked with assisting the Company’s manager in monitoring and managing enterprise-wide risk. The risk committee generally meets on a quarterly basis and reports to senior management of the Company’s manager at such times as the committee deems appropriate and at least on an annual basis.
On at least a monthly basis, the Company’s risk department provides a summary analysis of fund level market and credit risk to the portfolio managers of the Company’s funds and the heads of the various business segments. On a periodic basis, the Company’s risk department presents a consolidated summary analysis of fund level market and credit risk to the Company’s risk committee. In addition, the Company’s Chief Risk Officer reviews specific investments from the perspective of risk mitigation and discusses such analysis with the Company’s risk committee and/or the executive committee of the Company’s manager at such times as the Company’s Chief Risk Officer determines such discussions are warranted. On an annual basis, the Company’s Chief Risk Officer provides senior management of the Company’s manager with a comprehensive overview of risk management along with an update on current and future risk initiatives.
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
Impact on Advisory and Transaction Fees—We earn transaction fees relating to the negotiation of private equity, credit and real estate transactions and may obtain reimbursement for certain out-of-pocket expenses incurred. Subsequently, on a quarterly or annual basis, ongoing advisory fees, and additional transaction fees in connection with additional purchases, dispositions, or follow-on transactions, may be earned. Management Fee Offsets and any broken deal costs, if applicable, are reflected as a reduction to advisory and transaction fees from related parties. Advisory and transaction fees will be impacted by changes in market risk factors to the extent that they limit our opportunities to engage in private equity, credit and real estate transactions or impair our ability to consummate such transactions. The impact of changes in market risk factors on advisory and transaction fees is not readily predicted or estimated.
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
Certain of our funds hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize our risk exposure by limiting the counterparties with which our funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. As of December 31, 2016, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.
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
Sensitivity
Interest Rate Risk—Apollo has debt obligations that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of December 31, 2016 and 2015, we estimate that interest expense would increase on an annual basis, in the event interest rates were to increase by one percentage point, by approximately $3.6 million and $5.3 million, respectively.
In addition to our debt obligations, we are also subject to interest rate risk through the investments of our funds. For funds that pay management fees based on NAV or other bases that are sensitive to market value fluctuations, we anticipate our management fees would change consistent with the increase or decrease experienced by the underlying funds’ portfolios. In the event that interest rates were to increase by one percentage point, we estimate that management fees earned on a segment basis that were dependent upon estimated fair value would decrease by approximately $15.4 million and $10.9 million during the years ended December 31, 2016 and 2015, respectively.
Credit Risk—Similar to interest rate risk, we are also subject to credit risk through the investments of our funds. In the event that credit spreads were to increase by one percentage point, we estimate that management fees earned on a segment basis that were dependent upon estimated fair value would decrease by approximately $22.1 million and $18.3 million during the years ended December 31, 2016 and 2015, respectively.
Foreign Exchange Risk—We estimate for the years ended December 31, 2016 and 2015, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in management fees, carried interest income and income from equity method investments:

	For the Years Ended December 31,
	2016	2015
Management fees	$4,956	$2,717
Carried interest income	3,236	1,953
Income from equity method investments	156	22
Net Gains From Investment Activities and Income From Equity Method Investments—Our assets and unrealized gains, and our related equity and net income are sensitive to changes in the valuations of our funds’ underlying investments and could vary materially as a result of changes in our valuation assumptions and estimates. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Policies—Investments, at Fair Value” for details related to the valuation methods that are used and the key assumptions and estimates employed by such methods. We also quantify the Level III investments that are included on our consolidated statements of financial condition by valuation methodology in note 6 to the consolidated financial statements. We employ a variety of valuation methods. Furthermore, the investments that we manage but are not on our consolidated statements of financial condition, and therefore impact carried interest, also employ a variety of valuation methods of which no single methodology is used more than any other. Changes in fair value will have the following impacts before a reduction of profit sharing expense and Non-Controlling Interests in the Apollo Operating Group and on a pre-tax basis on our results of operations for the years ended December 31, 2016 and 2015:
Management Fees—Management fees from the funds in our credit segment are based on the net asset value of the relevant fund, gross assets, capital commitments or invested capital, each as defined in the respective management agreements. Changes in the fair values of the investments in credit funds that earn management fees based on net asset value or gross assets will have a direct impact on the amount of management fees that are earned. Management fees earned from our credit segment on a segment basis that were dependent upon estimated fair value during the years ended December 31, 2016 and 2015 would decrease by approximately $46.0 million and $50.5 million, respectively, if the fair values of the investments held by such funds were 10% lower during the same respective periods.
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
Carried Interest Income—Carried interest income from most of our credit, private equity and real estate funds generally is earned based on achieving specified performance criteria and is impacted directly by changes in the fair value of the funds’ investments. We anticipate that a 10% decline in the fair values of investments held by all of the credit, private equity and real estate funds at December 31, 2016 and 2015 would decrease carried interest income on a segment basis for the years ended December 31, 2016 and 2015 as presented in the table below:

	For the Years Ended December 31,
	2016	2015
10% Decline in Fair Value of Investments Held
Credit	$174,439	$140,461
Private Equity	578,021	202,171
Real Estate	21,684	10,865
Net Gains From Investment Activities—Net gains from investment activities related to the Company's investment in Athene Holding would decrease by approximately $65.8 million and $51.0 million for the years ended December 31, 2016 and

2015, respectively, if the fair value of the Company's investment in Athene Holding decreased by 10% during the same respective periods.
Income From Equity Method Investments—For select Apollo funds, our share of income from equity method investments as a general partner in such funds is derived from unrealized gains or losses on investments in funds included in the consolidated financial statements. For funds in which we have an interest, but are not consolidated, our share of investment income is limited to our direct investments in the funds.
We anticipate that a 10% decline in the fair value of investments at December 31, 2016 and 2015 would result in an approximate $88.2 million and $63.1 million decrease in investment income in our consolidated financial statements, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Apollo Global Management, LLC
New York, New York
We have audited the accompanying consolidated statements of financial condition of Apollo Global Management, LLC and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Global Management, LLC and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
New York, New York
February 13, 2017

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2016 AND DECEMBER 31, 2015
(dollars in thousands, except share data)

	As of December 31,
	2016	2015
Assets:
Cash and cash equivalents	$806,329	$612,505
Cash and cash equivalents held at consolidated funds	7,335	4,817
Restricted cash	4,680	5,700
Investments	1,494,744	1,154,749
Assets of consolidated variable interest entities:
Cash and cash equivalents	41,318	56,793
Investments, at fair value	913,827	910,566
Other assets	46,666	63,413
Carried interest receivable	1,257,105	643,907
Due from related parties	254,853	247,835
Deferred tax assets	572,263	646,207
Other assets	118,860	95,844
Goodwill	88,852	88,852
Intangible assets, net	22,721	28,620
Total Assets	$5,629,553	$4,559,808
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$57,465	$92,012
Accrued compensation and benefits	52,754	54,836
Deferred revenue	174,893	177,875
Due to related parties	638,126	594,536
Profit sharing payable	550,148	295,674
Debt	1,352,447	1,025,255
Liabilities of consolidated variable interest entities:
Debt, at fair value	786,545	801,270
Other liabilities	68,034	85,982
Other liabilities	81,613	43,387
Total Liabilities	3,762,025	3,170,827
Commitments and Contingencies (see note 15)
Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Class A shares, no par value, unlimited shares authorized, 185,460,294 and 181,078,937 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding at December 31, 2016 and December 31, 2015	—	—
Additional paid in capital	1,830,025	2,005,509
Accumulated deficit	(986,186)	(1,348,384)
Accumulated other comprehensive loss	(8,723)	(7,620)
Total Apollo Global Management, LLC shareholders’ equity	835,116	649,505
Non-Controlling Interests in consolidated entities	90,063	86,561
Non-Controlling Interests in Apollo Operating Group	942,349	652,915
Total Shareholders’ Equity	1,867,528	1,388,981
Total Liabilities and Shareholders’ Equity	$5,629,553	$4,559,808

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(dollars in thousands, except share data)

	For the Years Ended December 31,
	2016	2015	2014
Revenues:
Management fees from related parties	$1,043,513	$930,194	$850,441
Advisory and transaction fees from related parties, net	146,665	14,186	315,587
Carried interest income from related parties	780,206	97,290	394,055
Total Revenues	1,970,384	1,041,670	1,560,083
Expenses:
Compensation and benefits:
Salary, bonus and benefits	389,130	354,524	338,049
Equity-based compensation	102,983	97,676	126,320
Profit sharing expense	357,074	85,229	276,190
Total Compensation and Benefits	849,187	537,429	740,559
Interest expense	43,482	30,071	22,393
General, administrative and other	247,000	255,061	265,189
Placement fees	26,249	8,414	15,422
Total Expenses	1,165,918	830,975	1,043,563
Other Income:
Net gains from investment activities	139,721	121,723	213,243
Net gains from investment activities of consolidated variable interest entities	5,015	19,050	22,564
Income from equity method investments	103,178	14,855	53,856
Interest income	4,072	3,232	10,392
Other income, net	4,562	7,673	60,592
Total Other Income	256,548	166,533	360,647
Income before income tax provision	1,061,014	377,228	877,167
Income tax provision	(90,707)	(26,733)	(147,245)
Net Income	970,307	350,495	729,922
Net income attributable to Non-Controlling Interests	(567,457)	(215,998)	(561,693)
Net Income Attributable to Apollo Global Management, LLC	$402,850	$134,497	$168,229
Distributions Declared per Class A Share	$1.25	$1.96	$3.11
Net Income Per Class A Share:
Net Income Available to Class A Share – Basic	$2.11	$0.61	$0.62
Net Income Available to Class A Share – Diluted	$2.11	$0.61	$0.62
Weighted Average Number of Class A Shares Outstanding – Basic	183,998,080	173,271,666	155,349,017
Weighted Average Number of Class A Shares Outstanding – Diluted	183,998,080	173,271,666	155,349,017

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(dollars in thousands, except share data)

	For the Years Ended December 31,
	2016	2015	2014
Net Income	$970,307	$350,495	$729,922
Other Comprehensive Income, net of tax:
Allocation of currency translation adjustment of consolidated CLOs and funds (net of taxes of $0.3 million, $0.9 million and $0.0 million for Apollo Global Management, LLC for the years ended December 31, 2016, 2015 and 2014, respectively, and $0.0 million for Non-Controlling Interests in Apollo Operating Group for years ended December 31, 2016, 2015 and 2014)	(4,214)	(13,535)	724
Net gain (loss) from change in fair value of cash flow hedge instruments	106	105	(990)
Net income (loss) on available-for-sale securities	418	(904)	(2)
Total Other Comprehensive Loss, net of tax	(3,690)	(14,334)	(268)
Comprehensive Income	966,617	336,161	729,654
Comprehensive Income attributable to Non-Controlling Interests	(564,870)	(208,978)	(631,831)
Comprehensive Income Attributable to Apollo Global Management, LLC	$401,747	$127,183	$97,823

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Additional Paid in Capital	Accumulated Deficit	Appropriated Partners’ Capital	Accumulated Other Comprehensive Loss	Total Apollo Global Management, LLC Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2014	146,280,784	1	$2,624,582	$(1,568,487)	$1,581,079	$95	$2,637,269	$2,669,730	$1,381,723	$6,688,722
Dilution impact of issuance of Class A shares	—	—	5,267	—	—	—	5,267	—	—	5,267
Capital increase related to equity-based compensation	—	—	108,871	—	—	—	108,871	—	—	108,871
Capital contributions	—	—	—	—	135,356	—	135,356	936,915	—	1,072,271
Distributions	—	—	(555,532)	—	(713,264)	—	(1,268,796)	(615,301)	(816,412)	(2,700,509)
Payments related to deliveries of Class A shares for RSUs	10,491,649	—	27,899	(403)	—	—	27,496	—	—	27,496
Purchase of AAA units	—	—	—	—	—	—	—	(312)	—	(312)
Net transfers of AAA ownership interest to (from) Non-Controlling Interests in consolidated entities	—	—	(3,423)	—	—	—	(3,423)	3,423	—	—
Satisfaction of liability related to AAA RDUs	—	—	1,183	—	—	—	1,183	—	—	1,183
Exchange of AOG Units for Class A shares	6,274,121	—	45,436	—	—	—	45,436	—	(34,618)	10,818
Net income	—	—	—	168,229	(70,729)	—	97,500	227,740	404,682	729,922
Allocation of currency translation adjustment of consolidated CLOs and fund entities	—	—	—	—	724	—	724	—	—	724
Net loss from change in fair value of cash flow hedge instruments	—	—	—	—	—	(399)	(399)	—	(591)	(990)
Net loss on available-for-sale securities	—	—	—	—	—	(2)	(2)	—	—	(2)
Balance at December 31, 2014	163,046,554	1	$2,254,283	$(1,400,661)	$933,166	$(306)	$1,786,482	$3,222,195	$934,784	$5,943,461
Cumulative effect adjustment from adoption of accounting guidance	—	—	1,771	(3,350)	(933,166)	—	(934,745)	(3,134,518)	—	(4,069,263)
Dilution impact of issuance of Class A shares	—	—	3,588	—	—	—	3,588	—	—	3,588
Capital increase related to equity-based compensation	—	—	67,959	—	—	—	67,959	—	—	67,959
Capital contributions	—	—	—	—	—	—	—	5,916	—	5,916
Distributions	—	—	(367,894)	—	—	—	(367,894)	(21,317)	(453,324)	(842,535)
Payments related to deliveries of Class A shares for RSUs	11,521,762	—	6,276	(78,870)	—	—	(72,594)	—	—	(72,594)
Exchange of AOG Units for Class A shares	6,510,621	—	39,526	—	—	—	39,526	—	(23,238)	16,288
Net income	—	—	—	134,497	—	—	134,497	21,364	194,634	350,495
Allocation of currency translation adjustment of consolidated CLOs and fund entities	—	—	—	—	—	(6,456)	(6,456)	(7,079)	—	(13,535)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	46	46	—	59	105
Net loss on available-for-sale securities	—	—	—	—	—	(904)	(904)	—	—	(904)
Balance at December 31, 2015	181,078,937	1	$2,005,509	$(1,348,384)	$—	$(7,620)	$649,505	$86,561	$652,915	$1,388,981

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Additional Paid in Capital	Accumulated Deficit	Appropriated Partners’ Capital	Accumulated Other Comprehensive Loss	Total Apollo Global Management, LLC Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at December 31, 2015	181,078,937	1	$2,005,509	$(1,348,384)	$—	$(7,620)	$649,505	$86,561	$652,915	$1,388,981
Dilution impact of issuance of Class A shares	—	—	388	—	—	—	388	—	—	388
Capital increase related to equity-based compensation	—	—	69,587	—	—	—	69,587	—	—	69,587
Capital contributions	—	—	—	—	—	—	—	13,236	—	13,236
Distributions	—	—	(239,109)	—	—	—	(239,109)	(12,777)	(269,781)	(521,667)
Payments related to deliveries of Class A shares for RSUs and restricted shares	4,623,187	—	186	(40,652)	—	—	(40,466)	—	—	(40,466)
Repurchase of Class A shares	(954,447)	—	(12,902)	—	—	—	(12,902)	—	—	(12,902)
Exchange of AOG Units for Class A shares	712,617	—	6,366	—	—	—	6,366	—	(2,612)	3,754
Net income	—	—	—	402,850	—	—	402,850	5,789	561,668	970,307
Allocation of currency translation adjustment of consolidated CLOs and fund entities	—	—	—	—	—	(1,571)	(1,571)	(2,746)	103	(4,214)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	50	50	—	56	106
Net income on available-for-sale securities	—	—	—	—	—	418	418	—	—	418
Balance at December 31, 2016	185,460,294	1	$1,830,025	$(986,186)	$—	$(8,723)	$835,116	$90,063	$942,349	$1,867,528

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(dollars in thousands, except share data)

	For the Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$970,307	$350,495	$729,922
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity-based compensation	102,983	97,676	126,320
Depreciation and amortization	18,735	44,474	45,069
Unrealized gains from investment activities	(136,417)	(122,426)	(21,726)
Cash distributions of earnings from equity method investments	33,909	30,931	83,656
Satisfaction of contingent obligations	(13,721)	—	—
Income from equity method investments	(103,178)	(14,855)	(53,856)
Change in fair value of contingent obligations	40,424	(803)	11,281
Deferred taxes, net	81,880	26,431	80,356
Other non-cash amounts included in net income, net	(20,989)	(49,409)	(57,141)
Changes in assets and liabilities:
Carried interest receivable	(613,198)	303,296	1,375,409
Due from related parties	(4,084)	1,500	(252,339)
Accounts payable and accrued expenses	(34,360)	49,403	33,986
Accrued compensation and benefits	(1,651)	(9,916)	16,185
Deferred revenue	387	(18,370)	(79,865)
Due to related parties	41,094	12,521	(97,521)
Profit sharing payable	227,771	(122,632)	(518,003)
Other assets and other liabilities, net	1,250	13,994	(17,979)
Apollo Fund and VIE related:
Net realized and unrealized gains from investing activities and debt	(572)	(18,437)	(68,408)
Change in cash held at consolidated variable interest entities	16,673	256,623	(13,813)
Purchases of investments	(581,226)	(521,205)	(10,330,057)
Proceeds from sale of investments	592,941	409,218	8,509,361
Changes in other assets and other liabilities, net	(3,698)	(135,836)	126,246
Net Cash Provided by (Used in) Operating Activities	$615,260	$582,673	$(372,917)
Cash Flows from Investing Activities:
Purchases of fixed assets	$(6,356)	$(6,203)	$(5,949)
Proceeds from sale of investments	—	25,000	50,000
Purchase of investments	(46,880)	(25,000)	—
Cash contributions to equity method investments	(224,946)	(234,382)	(109,923)
Cash distributions from equity method investments	102,768	61,576	76,343
Issuance of related party loans	(8,648)	(25,000)	—
Other investing activities	1,301	1,073	2,961
Net Cash (Used in) Provided by Investing Activities	$(182,761)	$(202,936)	$13,432
Cash Flows from Financing Activities:
Principal repayments of debt	$(200,000)	$—	$(250,000)
Issuance of debt	532,706	—	533,956
Satisfaction of tax receivable agreement	—	(48,420)	(32,032)
Purchase of Class A shares	(13,377)	(3,120)	—
Payments related to deliveries of Class A shares for RSUs	(40,652)	(78,870)	(403)
Distributions paid	(239,109)	(354,434)	(506,043)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(269,781)	(453,324)	(816,412)
Other financing activities	(13,809)	(26,464)	(33,325)
Apollo Fund and VIE related:
Issuance of debt	396,266	—	4,225,451
Principal repayment of debt	(397,275)	—	(2,371,499)
Purchase of AAA units	—	—	(312)
Distributions paid	—	—	(703,041)
Distributions paid to Non-Controlling Interests in consolidated variable interest entities	(4,326)	(9,215)	(450,419)
Contributions from Non-Controlling Interests in consolidated variable interest entities	13,200	5,769	889,690
Net Cash (Used in) Provided by Financing Activities	$(236,157)	$(968,078)	$485,611
Net Increase (Decrease) in Cash and Cash Equivalents	196,342	(588,341)	126,126
Cash and Cash Equivalents, Beginning of Period	617,322	1,205,663	1,079,537
Cash and Cash Equivalents, End of Period	$813,664	$617,322	$1,205,663
Supplemental Disclosure of Cash Flow Information:
Interest paid	$44,524	$32,270	$22,191
Interest paid by consolidated variable interest entities	18,208	17,574	157,812
Income taxes paid	8,353	7,922	57,276
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash contributions to equity method investments	$1,231	$36,634	$—
Non-cash distributions from equity method investments	(13,433)	(7,724)	(6,720)
Non-cash purchases of other investments, at fair value	8,937	—	—
Supplemental Disclosure of Non-Cash Financing Activities:
Declared and unpaid distributions	$—	$(13,460)	$(49,489)
Non-cash distributions from Non-Controlling Interests in consolidated entities to Appropriated Partners' Capital	—	—	(135,356)
Capital increases related to equity-based compensation	69,587	67,959	108,871
Other non-cash financing activities	559	3,559	6,448
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$7,342	$61,720	$58,696
Due to related parties	(3,588)	(45,432)	(47,878)
Additional paid in capital	(3,754)	(16,288)	(10,818)
Non-Controlling Interest in Apollo Operating Group	2,612	23,238	34,618
Net Assets Deconsolidated from Consolidated Variable Interest Entities and Funds:
Cash and cash equivalents	$—	$760,491	$—
Investments, at fair value	—	16,930,227	—
Other Assets	—	280,428	—
Debt, at fair value	—	(13,229,570)	—
Other liabilities	—	(529,080)	—
Non-Controlling Interest in consolidated entities	—	(3,134,518)	—
Appropriated partners' capital	—	(929,708)	—

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
As of December 31, 2016, the Company owned, through five intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, APO Asset Co., LLC, a Delaware limited liability company that is a disregarded entity for U.S. federal income tax purposes, APO (FC), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes, APO (FC II), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes and APO UK (FC), Limited, a United Kingdom incorporated company that is treated as a corporation for U.S. federal income tax purposes (collectively, the “Intermediate Holding Companies”), 46.3% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly-owned subsidiaries.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and certain of the Company’s other partners (the “Contributing Partners”) indirectly beneficially own interests in each of the partnerships that comprise the Apollo Operating Group (“AOG Units”). As of December 31, 2016, Holdings owned the remaining 53.7% of the economic interests in the Apollo Operating Group. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying consolidated financial statements.
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
In February 2015, the Financial Accounting Standards Board (“FASB”) issued new consolidation guidance which changed the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. During the second quarter of 2015, the Company elected to adopt this new guidance using the modified retrospective method, which resulted in an effective date of adoption of January 1, 2015. Restatement of prior period results is not required. Amounts presented for the year ended December 31, 2015 in the consolidated statements of operations reflect the adoption of this accounting guidance as of January 1, 2015.
Pursuant to the consolidation guidance, the Company first evaluates whether it holds a variable interest in an entity. Fees that are customary and commensurate with the level of services provided, and where the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered a variable interest. Apollo factors in all economic interests including proportionate interests through related parties, to determine if such interests are considered a variable interest. As Apollo’s interests in many of these entities are solely through market rate performance fees and/or insignificant indirect interests through related parties, Apollo is not considered to have a variable interest in many of these entities under the new guidance and no further consolidation analysis is performed. For entities where the Company has determined that it does hold a variable interest, the Company performs an assessment to determine whether each of those entities qualify as a variable interest entity (“VIE”).
The determination as to whether an entity qualifies as a VIE depends on the facts and circumstances surrounding each entity and therefore certain of Apollo’s funds may qualify as VIEs under the variable interest model whereas others may qualify as voting interest entities (“VOEs”) under the voting interest model. The granting of substantive kick-out rights is a key consideration in determining whether a limited partnership or similar entity is a VIE and whether or not that entity should be consolidated.
Under the variable interest model, Apollo consolidates those entities where it is determined that the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it has a controlling financial interest in the VIE, which is defined as possessing both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. When Apollo alone is not considered to have a controlling financial interest in the VIE but Apollo and its related parties under common control in the aggregate have a controlling financial interest in the VIE, Apollo will be deemed the primary beneficiary if it is the party that is most closely associated with the VIE. When Apollo and its related parties not under common control in the aggregate have a controlling financial interest in the VIE, Apollo would be deemed to be the primary beneficiary if substantially all the activities of the entity are performed on behalf of Apollo.
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
The assessment of whether an entity is a VIE and the determination of whether Apollo should consolidate such VIE requires judgment by our management. Those judgments include, but are not limited to: (i) determining whether the total equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (ii) evaluating whether the holders of equity investment at risk, as a group, can make decisions that have a significant effect on the success of the entity, (iii) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive the expected residual returns from an entity and (iv) evaluating the nature of the relationship and activities of those related parties with shared power or under common control for purposes of determining which party within the related-party group is most closely associated with the VIE. Judgments are also made in determining whether a member in the equity group has a controlling financial interest including power to direct activities that most significantly impact the VIE’s economic performance and rights to receive benefits or obligations to absorb losses that could be potentially significant to the VIE. This analysis considers all economic interests including proportionate interests through related parties.
Assets and liabilities of the consolidated VIEs are primarily shown in separate sections within the consolidated statements of financial condition. For additional disclosures regarding VIEs, see note 5.

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
Cash and Cash Equivalents —Apollo considers all highly liquid short-term investments with original maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts are on deposit in interest bearing accounts with major financial institutions and exceed insured limits.
Restricted Cash—Restricted Cash represents cash deposited at a bank, which is pledged as collateral in connection with leased premises.
Deferred Revenue—Apollo earns management fees subject to the Management Fee Offset (described below). When advisory and transaction fees are earned by the management company, the Management Fee Offset reduces the management fee obligation of the fund. When the management company receives cash for advisory and transaction fees, a certain percentage of such advisory and/or transaction fees, as applicable, is allocated as a credit to reduce future management fees, otherwise payable by such fund. Such credit is recorded as deferred revenue in the consolidated statements of financial condition. A portion of any excess advisory and transaction fees may be required to be returned to the limited partners of certain funds upon such fund’s liquidation. As the management fees earned by the management company are presented on a gross basis, any Management Fee Offsets calculated are presented as a reduction to advisory and transaction fees from related parties in the consolidated statements of operations.
Additionally, Apollo earns advisory fees pursuant to the terms of the advisory agreements with certain of the portfolio companies that are owned by the funds. When Apollo receives a payment from a portfolio company that exceeds the advisory fees earned at that point in time, the excess payment is recorded as deferred revenue in the consolidated statements of financial condition. The advisory agreements with the portfolio companies vary in duration and the associated fees are received monthly, quarterly or annually. Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed.
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
Due from/to Related Parties—Apollo considers its existing partners, employees, certain former employees, portfolio companies of the funds and nonconsolidated private equity, credit and real estate funds to be related parties.
Fair Value of Financial Instruments —GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:
•Level I - Quoted prices are available in active markets for identical financial instruments as of the reporting date. The type of financial instruments included in Level I include listed equities and listed derivatives. As required by U.S. GAAP, the Company does not adjust the quoted price for these financial instruments, even in situations where the Company holds a large position and the sale of such position would likely deviate from the quoted price.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

•Level II - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Financial instruments that are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives where the fair value is based on observable inputs. These financial instruments exhibit higher levels of liquid market observability as compared to Level III financial instruments. The Company subjects broker quotes to various criteria in making the determination as to whether a particular financial instrument would qualify for treatment as a Level II financial instrument. These criteria include, but are not limited to, the number and quality of broker quotes, the standard deviation of obtained broker quotes, and the percentage deviation from independent pricing services.
•Level III - Pricing inputs are unobservable for the financial instrument and includes situations where there is little observable market activity for the financial instrument. The inputs into the determination of fair value may require significant management judgment or estimation. Financial instruments that are included in this category generally include general and limited partner interests in corporate private equity and real estate funds, opportunistic credit funds, distressed debt and non-investment grade residual interests in securitizations and CDOs and CLOs where the fair value is based on observable inputs as well as unobservable inputs. When a security is valued based on broker quotes, the Company subjects those quotes to various criteria in making the determination as to whether a particular financial instrument would qualify for treatment as a Level II or Level III financial instrument. These criteria include, but are not limited to, the number and quality of the broker quotes, the standard deviations of the observed broker quotes, and the percentage deviation from independent pricing services.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument when the fair value is based on unobservable inputs.
In cases where a financial instrument that is measured and reported at fair value is transferred between levels of the fair value hierarchy, the Company accounts for the transfer as of the end of the reporting period.
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
Derivatives—The Company records derivatives as assets or liabilities on its consolidated statements of financial condition at fair value. On the date the Company enters into a derivative contract, it designates and documents the derivative contract as one of the following: (a) a hedge of a recognized asset or liability (“fair value hedge”), (b) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), (c) a hedge of a net investment in a foreign operation (“net investment hedge”) or (d) a derivative instrument not designated as a hedging instrument (“freestanding derivative”). The Company did not have any freestanding derivatives, fair value hedges or cash flow hedges as of December 31, 2016 or December 31, 2015. For net investment hedges, the Company records changes in the fair value of the derivative in the cumulative translation adjustment section of other comprehensive income to the extent it is effective as a hedge. The fair values of the derivative instruments are reflected in other assets and other liabilities on the consolidated statements of financial condition.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The Company formally documents at inception its hedge relationships, including identification of the hedging instruments and the hedged items, the Company’s risk management objectives, its strategy for undertaking the hedge transaction and the method for evaluating effectiveness of its hedged transactions. At least quarterly, the Company also formally assesses whether the derivatives it designated in each hedging relationship are expected to be, and have been, highly effective in offsetting changes in estimated fair values of the hedged items. The ineffective portion of a net investment hedge, if any, is recognized in current period earnings.
The Company has elected to not offset derivative assets and liabilities or financial assets in its consolidated statements of financial condition, even when an enforceable master netting agreement is in place that provides the Company the right to offset derivative assets and liabilities in the same currency by specific derivative type or, in the event of default by the counterparty, to offset derivative assets and liabilities with the same counterparty.
Equity Method Investments—For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation and for which the Company has not elected the fair value option, the Company uses the equity method of accounting, whereby the Company records its share of the underlying income or loss of such entities. The carrying amounts of equity method investments are recorded in investments in the consolidated statements of financial condition. As the underlying entities that the Company manages and invests in are, for U.S. GAAP purposes, primarily investment companies which reflect their investments at estimated fair value, the carrying value of the Company’s equity method investments in such entities approximates fair value.
Private Equity Investments
The value of liquid investments in Apollo’s private equity funds, where the primary market is an exchange (whether foreign or domestic) is determined using period end market prices. Such prices are generally based on the close price on the date of determination.
Valuation approaches used to estimate the fair value of investments in Apollo’s private equity funds that are less liquid include the market approach and the income approach. The market approach provides an indication of fair value based on a comparison of the subject company to comparable publicly traded companies and transactions in the industry. The market approach is driven more by current market conditions, including actual trading levels of similar companies and, to the extent available, actual transaction data of similar companies. Judgment is required by management when assessing which companies are similar to the subject company being valued. Consideration may also be given to such factors as the Company’s historical and projected financial data, valuations given to comparable companies, the size and scope of the Company’s operations, the Company’s strengths, weaknesses, expectations relating to the market’s receptivity to an offering of the Company’s securities, applicable restrictions on transfer, industry and market information and assumptions, general economic and market conditions and other factors deemed relevant. The income approach provides an indication of fair value based on the present value of cash flows that a business or security is expected to generate in the future. The most widely used methodology in the income approach is a discounted cash flow method. Inherent in the discounted cash flow method are assumptions of expected results, the determination of a terminal value and a calculated discount rate.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Real Estate Investments
The estimated fair value of commercial mortgage-backed securities (“CMBS”) in Apollo’s real estate funds is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value and may not necessarily represent what the funds would receive in an actual trade for the applicable instrument. Additionally, the loans held-for-investment are stated at the principal amount outstanding, net of deferred loan fees and costs for certain investments. The loans in Apollo’s real estate funds are evaluated for possible impairment on a quarterly basis. For Apollo’s real estate funds, valuations of non-marketable underlying investments are determined using methods that include, but are not limited to (i) discounted cash flow estimates or comparable analysis prepared internally, (ii) third party appraisals or valuations by qualified real estate appraisers and (iii) contractual sales value of investments/properties subject to bona fide purchase contracts. Methods (i) and (ii) also incorporate consideration of the use of the income, cost, or sales comparison approaches of estimating property values.
Certain of the private equity, credit, and real estate funds may also enter into foreign currency exchange contracts, total return swap contracts, credit default swap contracts, and other derivative contracts, which may include options, caps, collars and floors. Foreign currency exchange contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. If securities are held at the end of this period, the changes in value are recorded in income as unrealized. Realized gains or losses are recognized when contracts are settled. Total return swap and credit default swap contracts are recorded at fair value as an asset or liability with changes in fair value recorded as unrealized appreciation or depreciation. Realized gains or losses are recognized at the termination of the contract based on the difference between the close-out price of the total return or credit default swap contract and the original contract price. Forward contracts are valued based on market rates obtained from counterparties or prices obtained from recognized financial data service providers.
Fair Value of Financial Instruments
The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.
Except for the Company’s debt obligations (as described in note 11), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying values approximate fair value. See “Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings.
Fair Value Option—Apollo has elected the fair value option for the Company’s investment in Athene Holding, the assets and liabilities of certain consolidated VIEs (including CLOs) and the Company’s investments in certain CLOs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by the consolidated VIEs that otherwise would not have been carried at fair value. See notes 4, 5, and 6 for further disclosure on the investments in Athene Holding and financial instruments of the consolidated VIEs for which the fair value option has been elected.
Financial Instruments held by Consolidated VIEs
During the second quarter of 2015, the Company adopted the measurement alternative included in the collateralized financing entity (“CFE”) guidance using a modified retrospective approach by recording a cumulative-effect adjustment to shareholders’ equity as of January 1, 2015. Restatement of prior period results was not required. Amounts presented for the year ended December 31, 2015 in the consolidated statements of operations reflect the adoption of this accounting guidance as of January 1, 2015. The Company measures both the financial assets and financial liabilities of the consolidated CLOs in its consolidated financial statements using the fair value of the financial assets of the consolidated CLOs, which are more observable than the fair value of the financial liabilities of the consolidated CLOs. As a result, the financial assets of the consolidated CLOs are measured at fair value and the financial liabilities are measured in consolidation as: (i) the sum of the fair value of the financial assets and the carrying value of any non-financial assets that are incidental to the operations of the CLOs less (ii) the sum of the fair value of any beneficial interests retained by the reporting entity (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interest retained by the Company) using a reasonable and

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

consistent methodology. Under the measurement alternative, the Company’s consolidated net income reflects the Company’s own economic interests in the consolidated CLOs including (i) changes in the fair value of the beneficial interests retained by the Company and (ii) beneficial interests that represent compensation for collateral management services.
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
Pending Deal Costs
Pending deal costs consist of certain costs incurred (e.g. research costs, due diligence costs, professional fees, legal fees and other related items) related to private equity, credit and real estate fund transactions that the Company is pursuing but which have not yet been consummated. These costs are deferred until such transactions are broken or successfully completed. A transaction is determined to be broken upon management’s decision to no longer pursue the transaction. In accordance with the related fund agreements, in the event the deal is broken, all of the costs are generally reimbursed by the funds and considered in the calculation of the Management Fee Offset. These offsets are included in advisory and transaction fees from related parties, net in the Company’s consolidated statements of operations. If a deal is successfully completed, Apollo is reimbursed by the fund or a fund’s portfolio company for all costs incurred.
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
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Contingent consideration obligations that are elements of the consideration transferred are recognized as of the acquisition date as part of the fair value transferred in exchange for the acquired business. Acquisition-related costs incurred in connection with a business combination are expensed as incurred.
Goodwill and Intangible Assets
Goodwill represents the excess of cost over the fair value of identifiable net assets of an acquired business. Goodwill and other indefinite lived intangible assets are tested annually for impairment or more frequently if circumstances indicate impairment may have occurred.
The Company has historically performed its annual goodwill impairment test as of June 30 each year. During the year ended December 31, 2016, the Company voluntarily changed its annual impairment assessment date from June 30 to October 1. The change in measurement date represents a change in method of applying an accounting principle. This change is preferable because it better aligns the Company’s goodwill impairment testing procedures with the completion of its annual financial statements and provides the Company with additional time to evaluate goodwill for impairment.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

In connection with the change in the date of the annual goodwill impairment test, the Company performed a goodwill impairment test as of October 1, 2016 and did not identify any impairment. The change in accounting principle did not delay, accelerate or avoid an impairment charge. The Company determined that it would be impracticable to objectively determine projected cash flows and related valuation estimates that would have been used for each of its prior reporting periods without the use of hindsight. As such, the Company prospectively applied the change in the annual goodwill impairment assessment date beginning October 1, 2016.
Finite-lived intangible assets such as contractual rights to earn future management fees and incentive fees acquired in business combinations are amortized over their estimated useful lives, which are periodically re-evaluated for impairment or when circumstances indicate an impairment may have occurred. Apollo amortizes its identifiable finite-lived intangible assets using a method of amortization reflecting the pattern in which the economic benefits of the finite-lived intangible assets are consumed or otherwise used up. If that pattern cannot be reliably determined, Apollo uses the straight-line method of amortization.
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
Revenues
Revenues—Revenues are reported in three separate categories that include (i) advisory and transaction fees from related parties, net, which relate to the investments of the funds and may include individual monitoring agreements the Company has with the portfolio companies and debt investment vehicles of the private equity funds and credit funds; (ii) management fees from related parties, which are based on committed capital, invested capital, net asset value, gross assets or as otherwise defined in the respective agreements; and (iii) carried interest income (loss) from related parties, which is normally based on the performance of the funds subject to preferred return.
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
Advisory and Transaction Fees from Related Parties, Net—Advisory and transaction fees, including directors’ fees, are recognized when the underlying services rendered are substantially completed in accordance with the terms of the transaction and advisory agreements. Additionally, during the normal course of business, the Company incurs certain costs related to certain transactions that are not consummated (“broken deal costs”). These costs (e.g., research costs, due diligence costs, professional fees, legal fees and other related items) are determined to be broken deal costs upon management’s decision to no longer pursue the transaction. In accordance with the related fund agreement, in the event the deal is deemed broken, all of the costs are reimbursed by the funds and then included as a component of the calculation of the Management Fee Offset (described below). If a deal is successfully completed, Apollo is reimbursed by the fund or fund’s portfolio company for all costs incurred and no offset is generated. As the Company acts as an agent for the funds it manages, any transaction costs incurred and paid by the Company on behalf of the respective funds relating to successful or broken deals are recorded net on the Company’s consolidated statements of operations, and any receivable from the respective funds is recorded in due from related parties on the consolidated statements of financial condition.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Advisory and transaction fees from related parties, net, also includes underwriting fees. Underwriting fees include gains, losses and fees, net of syndicate expenses, arising from securities offerings in which one of the Company’s subsidiaries participates in the underwriter syndicate. Underwriting fees are recognized at the time the underwriting is completed and the income is reasonably assured and are included in the consolidated statements of operations. Underwriting fees recognized but not received are recorded in other assets on the consolidated statements of financial condition.
As a result of providing advisory services to certain private equity and credit portfolio companies, Apollo is generally entitled to receive fees for transactions related to the acquisition, in certain cases, and disposition of portfolio companies as well as ongoing monitoring of portfolio company operations and directors’ fees. The amounts due from portfolio companies are recorded in due from related parties, which is discussed further in note 14. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Advisory and transaction fees from related parties are presented net of the Management Fee Offset in the consolidated statements of operations.
Carried Interest Income (Loss) from Related Parties—Apollo is entitled to an incentive return that can normally amount to as much as 20% of the total returns on a fund’s capital, depending upon performance. Performance fees are assessed as a percentage of the investment performance of the funds. The carried interest income from related parties for any period is based upon an assumed liquidation of the fund’s net assets on the reporting date, and distribution of the net proceeds in accordance with the fund’s income allocation provisions. Carried interest receivable is presented separately in the consolidated statements of financial condition. The carried interest income from related parties may be subject to reversal to the extent that the carried interest income recorded exceeds the amount due to the general partner based on a fund’s cumulative investment returns. When applicable, the accrual for potential repayment of previously received carried interest income, which is a component of due to related parties, represents all amounts previously distributed to the general partner that would need to be repaid to the Apollo funds if these funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner obligation, however, would not become payable or realized until the end of a fund’s life.
Carried interest income from related parties also includes a quarterly performance fee on the pre-incentive fee net investment income (“AINV Part I Fees”) of Apollo Investment Corporation (“AINV”). For purposes of the AINV Part I Fees, the net investment income of AINV includes interest income, dividend income and certain other income but excludes any realized and unrealized capital gains or losses. Such AINV Part I Fees are paid quarterly and are not subject to repayment (or clawback).
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
The Company sponsors a 401(k) savings plan whereby U.S.-based employees are entitled to participate in the plan based upon satisfying certain eligibility requirements. The Company may provide discretionary contributions from time to time. No contributions relating to this plan were made by the Company for the years ended December 31, 2016, 2015 and 2014.
Profit Sharing—Profit sharing expense and profit sharing payable primarily consist of a portion of carried interest earned from certain funds that is allocated to employees, former employees and Contributing Partners. Profit sharing amounts are recognized on an accrued basis as the related carried interest income is earned. Accordingly, profit sharing amounts can be reversed during periods when there is a decline in carried interest income that was previously recognized.
Profit sharing amounts are generally not paid until the related carried interest is distributed to the general partner upon realization of the fund’s investments. Under certain profit sharing arrangements, a portion of the carried interest distributed to the general partner is settled by issuance of restricted shares, rather than cash to employees. Prior to distribution of the carried interest to the general partner, the Company records the value of the restricted shares expected to be granted in other assets and other liabilities within the consolidated statements of financial condition. Upon distribution of the carried interest to the general partner,

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

the general partner expects to purchase the Class A restricted shares on behalf of employees and simultaneously grant those shares to the employee. Such shares are recorded as equity-based compensation expense over the relevant service period.
Additionally, profit sharing amounts previously distributed may be subject to clawback from employees, former employees and Contributing Partners. When applicable, the accrual for potential clawback of previously distributed profit sharing amounts, which is a component of due from related parties on the consolidated statements of financial condition, represents all amounts previously distributed to employees, former employees and Contributing Partners that would need to be returned to the general partner if the Apollo funds were to be liquidated based on the fair value of the underlying funds’ investments as of the reporting date. The actual general partner receivable, however, would not become realized until the end of a fund’s life.
Profit sharing payable also includes contingent consideration obligations that were recognized in connection with certain Apollo acquisitions. Changes in the fair value of the contingent consideration obligations are reflected in the Company’s consolidated statements of operations as profit sharing expense.
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
General, Administrative and Other
General, administrative and other primarily includes professional fees, occupancy, depreciation and amortization, travel, information technology, and administration. For the year ended December 31, 2016, presentation of professional fees, occupancy, and depreciation and amortization was combined with general, administrative and other on the consolidated statements of operations and the prior periods were recast to conform to the current presentation.
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
Other Income (Loss), Net—Other income (loss), net includes the recognition of gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities, reversal of a portion of the tax receivable agreement liability (see note 14), gains (losses) arising from the remeasurement of derivative instruments associated with fees from certain of the Company’s affiliates, gains arising from extinguishment of contingent consideration obligations and other miscellaneous non-operating income and expenses.
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
Income Taxes—The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. Federal income tax purposes. As a result, except as described below, the Apollo Operating Group has not been subject to U.S. income

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

taxes. However, these entities in some cases are subject to New York City unincorporated business taxes (“NYC UBT”) and non-U.S. entities, in some cases, are subject to non-U.S. corporate income taxes. In addition, certain consolidated entities are, or are treated as, corporations for U.S. and non-U.S. tax purposes and therefore subject to U.S. federal, state and local corporate income tax, and the Company's provision for income taxes is accounted for in accordance with U.S. GAAP.
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
Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Apollo’s most significant estimates include goodwill, intangible assets, income taxes, carried

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

interest income from related parties, contingent consideration obligations related to acquisitions, non-cash compensation, and fair value of investments and debt. Actual results could differ materially from those estimates.
Recent Accounting Pronouncements
In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The new guidance requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services (i.e., the transaction price). When determining the transaction price under the new guidance, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. The new guidance also requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance will apply to all entities. In August 2015, the FASB issued its final standard formally amending the effective date of the new revenue recognition guidance. The amended guidance defers the effective date of the new guidance to interim reporting periods within annual reporting periods beginning after December 15, 2017.
Upon adoption, the guidance currently applied by the Company in which it recognizes carried interest income from performance fees on an assumed liquidation basis at each reporting date will no longer be permitted. The Company expects the recognition of carried interest income from incentive fees, which are a form of variable consideration, to be deferred until such fees are no longer subject to significant reversal. Incentive fees are performance fees that are not capital allocations to the general partner or investment manager.
Performance fees, that are capital allocations to the general partner or investment manager, represent the remaining portion of carried interest income on the Company’s consolidated statements of operations. In connection with the adoption of the new revenue guidance, the Company will apply a new accounting policy for its performance fees that are capital allocations to the general partner or investment manager. The Company intends to account for such performance fees as financial instruments under the equity method of accounting. The pattern and amount of recognition under the new policy is not expected to differ materially from the Company’s existing recognition for such fees. Such performance fees will be reported as a separate line item within revenue (i.e., separate from incentive fee revenue). As performances fees and the related general partner investments are considered to be a single unit of account under the Company’s new accounting policy, the equity method income associated with the general partner interests will be combined with the associated performance fees and reported in a single line within revenue.
The Company is currently in the process of implementing the new revenue guidance and is continuing to evaluate the effect this guidance will have on other less material revenue streams, including advisory and transaction fees and management fees, as well as any principal versus agent considerations for reporting revenue gross versus net. The Company expects to adopt the new revenue recognition guidance effective January 1, 2018.
In August 2014, the FASB issued guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance requires that management evaluate each annual and interim reporting period whether conditions exist that give rise to substantial doubt about the entity’s ability to continue as a going concern within one year from the financial statement issuance date, and if so, provide related disclosures. Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The new guidance applies to all companies. The guidance is effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. The Company adopted the guidance for the year ended December 31, 2016. The guidance did not have an impact on the consolidated financial statements of the Company.
In May 2015, the FASB issued guidance to eliminate diversity in practice related to how certain investments measured at NAV are categorized within the fair value hierarchy. The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Pursuant to the guidance, a reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the NAV per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. The Company adopted the guidance for the quarter ended March 31, 2016 and applied the guidance retrospectively. Adoption of the guidance did not have a material impact on the Company’s consolidated financial statements. See note 6 for further disclosure related to the adoption of this guidance.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

In January 2016, the FASB issued guidance that revises the accounting related to the classification and measurement of investments in equity securities as well as the presentation for certain fair value changes in financial liabilities measured at fair value, and amends certain disclosure requirements. The guidance requires that all equity investments, except those accounted for under the equity method of accounting or those resulting in the consolidation of the investee, be accounted for at fair value with all fair value changes recognized in income. For financial liabilities measured using the fair value option, the guidance requires that any change in fair value caused by a change in instrument-specific credit risk be presented separately in other comprehensive income until the liability is settled or reaches maturity. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted for certain provisions. A reporting entity would generally record a cumulative-effect adjustment to beginning retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements. However, the guidance is not expected to have a material impact on the consolidated financial statements of the Company.
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
The Company expects its total assets and total liabilities on its consolidated statement of financial condition to increase upon adoption of this guidance as a result of recording a lease asset and lease liability related to our operating leases. The Company is continuing to evaluate the impact that this guidance will have on its consolidated financial statements. The Company expects to adopt the new leasing guidance on January 1, 2019.
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
In August 2016, the FASB issued guidance intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investments. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements. However, the guidance is not expected to have a material impact on the consolidated financial statements of the Company.
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
In November 2016, the FASB issued guidance to reduce diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. Entities will also be required to reconcile such total to amounts on the Company’s statement of financial condition and disclose the nature of

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

the restrictions. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements.
In January 2017, the FASB issued guidance that changes the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements.
In January 2017, the FASB issued guidance to simplify the test for goodwill impairment. The new guidance removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment (Step 2). Under the new guidance, a goodwill impairment is calculated as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in the reporting unit. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be performed prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company is in the process of evaluating the impact that this guidance will have on its consolidated financial statements. However, the guidance is not expected to have an impact on the consolidated financial statements of the Company.
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
The carrying value of goodwill was $88.9 million as of both December 31, 2016 and 2015. Goodwill primarily relates to the 2007 Reorganization and the Company’s acquisition of Stone Tower Capital LLC and its related management companies (“Stone Tower”). As of both December 31, 2016 and 2015, there was $23.1 million, $64.8 million and 1.0 million of goodwill related to private equity, credit and real estate segments, respectively.
Intangible assets, net consists of the following:

	As of December 31,
	2016	2015
Finite-lived intangible assets/management contracts	$246,060	$242,863
Accumulated amortization	(223,339)	(214,243)
Intangible assets, net	$22,721	$28,620
The changes in intangible assets, net consist of the following:

	For the Year Ended December 31,
	2016		2015		2014
Balance, beginning of year	$28,620		$60,039		$94,927
Amortization expense	(9,095)		(33,998)		(34,888)
Acquisitions / additions	3,196		2,579		—
Balance, end of year	$22,721	(1)	$28,620	(1)	$60,039

(1)	Includes $1.0 million of indefinite-lived intangible assets as of both December 31, 2016 and 2015.
Expected amortization of these intangible assets for each of the next 5 years and thereafter is as follows:

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	2017	2018	2019	2020	2021	Thereafter	Total
Amortization of intangible assets	$6,106	$4,486	$4,194	$3,677	$2,250	$1,048	$21,761
There was no impairment of indefinite-lived intangible assets as of December 31, 2016.
4. INVESTMENTS
The following table represents Apollo’s investments:

	As of December 31, 2016	As of December 31, 2015
Investments, at fair value	$708,080	$539,080
Equity method investments	786,664	615,669
Total Investments	$1,494,744	$1,154,749

Investments, at Fair Value

Investments, at fair value, consist of investments for which the fair value option has been elected and include the Company’s investment in Athene Holding, investments held by the Company’s consolidated funds, investments in debt of unconsolidated CLOs, and other investments held by the Company. See note 6 for further discussion regarding investments, at fair value.
Net Gains from Investment Activities
The following table presents the realized and net change in unrealized gains on investments, at fair value for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016		2015		2014
Realized gains (losses) on sales of investments	$400		$889		$(12,651)
Net change in unrealized gains due to changes in fair value	139,321	(1)	120,834	(1)	225,894
Net gains from investment activities	$139,721		$121,723		$213,243

(1)	Primarily relates to the Company’s investment in Athene Holding. See note 6 for further information regarding the Company’s investment in Athene Holding.
Equity Method Investments
Apollo’s equity method investments include its investments in Apollo private equity, credit and real estate funds, which are not consolidated, but in which the Company exerts significant influence. Apollo’s share of net income generated by these investments is recorded within income from equity method investments in the consolidated statements of operations.
Equity method investments, excluding those for which the fair value option was elected, as of December 31, 2016 and December 31, 2015 consisted of the following:

	Equity Held as of
	December 31, 2016(5)	December 31, 2015(5)
Private Equity(1)(2)	$428,581	$273,074
Credit(1)(3)	327,012	313,116
Real Estate	31,071	29,479
Total equity method investments(4)	$786,664	$615,669

(1)
As of December 31, 2016, equity method investments include Fund VIII (Private Equity) and MidCap (Credit) of $260.9 million and $79.5 million, respectively, representing an ownership percentage of 2.2% and 4.3%, respectively. As of December 31, 2015, equity

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

method investments include Fund VIII (Private Equity) and MidCap (Credit) of $116.4 million and $79.3 million, respectively, representing an ownership percentage of 2.2% and 4.9%, respectively.

(2)
The equity method investment in AP Alternative Assets, L.P. (“AAA”) was $66.8 million and $66.0 million as of December 31, 2016 and 2015, respectively. The value of the Company’s investment in AAA was $64.9 million and $57.2 million based on the quoted market price as of December 31, 2016 and 2015, respectively.

(3)
The equity method investment in AINV was $58.6 million and $61.9 million as of December 31, 2016 and 2015, respectively. The value of the Company’s investment in AINV was $52.1 million and $41.8 million based on the quoted market price as of December 31, 2016 and 2015, respectively.

(4)	Certain funds invest across multiple segments. The presentation in the table above is based on the classification of the majority of such funds’ investments.

(5)	Some amounts are included a quarter in arrears.
The Company’s equity investment in Athene Holding, for which the fair value option was elected, met the significance criteria as defined by the SEC on an aggregate basis as of December 31, 2016 and for the year ended December 31, 2016. As such, the following tables present summarized financial information of Athene Holding as of December 31, 2016 and for the years ended December 31, 2016, 2015 and 2014.

	As of December 31,
	2016(1)	2015
	(in millions)
Statements of Financial Condition
Investments	$71,223	$62,703
Assets	87,000	80,854
Liabilities	79,926	75,491
Equity	7,074	5,363

(1)
The financial statement information for the year ended December 31, 2016 is presented a quarter in arrears and is comprised of the financial information as of September 30, 2016, which represents the latest available financial information as of the date of this report.

	For the Years Ended December 31,
	2016(1)	2015	2014
	(in millions)
Statements of Operations
Revenues	$4,090	$2,616	$4,100
Expenses	3,503	2,024	3,568
Income before income tax provision	587	592	532
Income tax provision (benefit)	(92)	14	54
Net income	679	578	478
Net income attributable to Non-Controlling Interests	—	(16)	(15)
Net income available to Athene common shareholders	$679	$562	$463

(1)
The financial statement information for the year ended December 31, 2016 is presented a quarter in arrears and is comprised of the financial information for the twelve months ended September 30, 2016, which represents the latest available financial information as of the date of this report.

The tables below present summarized aggregate financial information of the Company’s equity method investments in aggregate, as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	Private Equity		Credit		Real Estate		Aggregate Totals
	As of December 31,		As of December 31,		As of December 31,		As of December 31,
Statement of Financial Condition	2016(1)	2015(1)	2016(1)	2015(1)	2016(1)	2015(1)	2016(1)	2015(1)
Investments	$27,084,486	$17,080,292	$19,085,779	$18,830,120	$3,512,344	$3,188,822	$49,682,609	$39,099,234
Assets	27,832,718	17,970,417	21,077,051	21,255,463	3,966,337	3,484,842	52,876,106	42,710,722
Liabilities	45,583	37,416	4,327,790	7,646,492	1,516,103	1,287,051	5,889,476	8,970,959
Equity	27,787,135	17,933,001	16,749,261	13,608,971	2,450,234	2,197,791	46,986,630	33,739,763

	Private Equity			Credit			Real Estate			Aggregate Totals
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
Statement of Operations	2016(1)	2015(1)	2014(1)	2016(1)	2015(1)	2014(1)	2016(1)	2015(1)	2014(1)	2016(1)	2015(1)	2014(1)
Revenues/Investment Income	$235,231	$408,971	$340,380	$1,384,414	$1,352,017	$1,954,270	$215,738	$120,340	$89,579	$1,835,383	$1,881,328	$2,384,229
Expenses	298,705	306,044	326,126	483,335	464,610	417,967	66,869	35,340	29,022	848,909	805,994	773,115
Net Investment Income	(63,474)	102,927	14,254	901,079	887,407	1,536,303	148,869	85,000	60,557	986,474	1,075,334	1,611,114
Net Realized and Unrealized Gain (Loss)	2,999,627	20,757	1,300,343	1,033,550	(1,643,758)	(548,088)	21,193	(1,699)	62,516	4,054,370	(1,624,700)	814,771
Net Income	$2,936,153	$123,684	$1,314,597	$1,934,629	$(756,351)	$988,215	$170,062	$83,301	$123,073	$5,040,844	$(549,366)	$2,425,885

(1)	Certain private equity, credit and real estate fund amounts are as of and for the twelve months ended September 30, 2016, 2015 and 2014.
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
The assets of these consolidated CLOs are not available to creditors of the Company. In addition, the investors in these consolidated CLOs have no recourse against the assets of the Company. The Company measures both the financial assets and the financial liabilities of the CLOs using the fair value of the financial assets as further described in note 2. The Company has elected the fair value option for financial instruments held by its consolidated CLOs, which includes investments in loans and corporate bonds, as well as debt obligations and contingent obligations held by such consolidated CLOs. Other assets include amounts due from brokers and interest receivables. Other liabilities include payables for securities purchased, which represent open trades within the consolidated VIEs and primarily relate to corporate loans that are expected to settle within the next 60 days. From time to time, Apollo makes investments in certain consolidated CLOs denominated in foreign currencies. As of December 31, 2016 and December 31, 2015, the Company held an investment of $41.3 million and $42.3 million, respectively, in consolidated foreign currency denominated CLOs, which eliminates in consolidation.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Net Gains from Investment Activities of Consolidated Variable Interest Entities
The following table presents net gains from investment activities of the consolidated VIEs for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	(1)	2015	(1)	2014	(1)
Net gains (losses) from investment activities	$10,334		$15,787		$(238,534)
Net gains (losses) from debt	(11,921)		3,057		102,554
Interest and other income	41,791		37,404		666,486
Interest and other expenses	(35,189)		(37,198)		(507,942)
Net gains from investment activities of consolidated variable interest entities	$5,015		$19,050		$22,564

(1)	Amounts reflect consolidation eliminations.
Senior Secured Notes and Subordinated Notes—Included within debt are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs as of December 31, 2016 and December 31, 2015:

	As of December 31, 2016				As of December 31, 2015
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)(3)	$704,976	1.83%		12.3	$735,792	2.17%	12.1
Subordinated Notes(2)(3)	87,794	N/A	(1)	19.2	82,365	N/A	15.1
Total	$792,770				$818,157

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.

(2)	The fair value of Senior Secured Notes and Subordinated Notes as of December 31, 2016 and December 31, 2015 was $786.5 million and $801.3 million, respectively.

(3)
The debt at fair value of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. As of December 31, 2016 and December 31, 2015, the fair value of the consolidated VIE assets was $1,001.8 million and $1,030.8 million, respectively. This collateral consisted of cash and cash equivalents, investments, at fair value, and other assets.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of December 31, 2016, the Company was not aware of any instances of non-compliance with any of these covenants.
As of December 31, 2016, the table below presents the contractual maturities for debt of the consolidated VIEs:

	2017	2018	2019	2020	2021	Thereafter	Total
Senior Secured Notes	$—	$—	$—	$—	$—	$704,976	$704,976
Subordinated Notes	—	—	—	—	—	87,794	87,794
Total Obligations as of December 31, 2016	$—	$—	$—	$—	$—	$792,770	$792,770
Variable Interest Entities Which are Not Consolidated
The Company holds variable interests in certain VIEs which are not consolidated, as it has been determined that Apollo is not the primary beneficiary.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present the carrying amounts of the assets and liabilities of the VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary as of December 31, 2016 and December 31, 2015. In addition, the tables present the maximum exposure to losses relating to these VIEs.

	As of December 31, 2016
	Total Assets		Total Liabilities		Apollo Exposure
Total	$7,523,335	(1)	$2,818,459	(2)	$272,191	(3)

(1)	Consists of $231.9 million in cash, $7,253.9 million in investments and $37.5 million in receivables.

(2)	Represents $2,818.5 million in debt and other payables.

(3)
Represents Apollo’s direct investment in those entities in which Apollo holds a significant variable interest and certain other investments. Additionally, cumulative carried interest income is subject to reversal in the event of future losses. The maximum amount of future reversal of carried interest income from all of Apollo’s funds, including those entities in which Apollo holds a significant variable interest, was $2.9 billion as of December 31, 2016, as discussed in note 15.

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
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

6. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the valuation of the Company’s financial assets and liabilities for which the fair value option has been elected by the fair value hierarchy as of December 31, 2016 and December 31, 2015:

	As of December 31, 2016
	Level I(1)	Level II(1)	Level III	Total		Cost of Investments, at Fair Value
Assets
Investments, at fair value:
Investments of consolidated Apollo funds	$3,336	$1,475	$567	$5,378		$5,463
Other investments	—	—	45,154	45,154		47,690
Investment in Athene Holding(2)	—	657,548	—	657,548		387,526
Total investments, at fair value	3,336	659,023	45,721	708,080	(7)	$440,679
Investments of VIEs, at fair value(3)	—	816,167	92,474	908,641
Investments of VIEs, valued using NAV(4)	—	—	—	5,186
Total investments of VIEs, at fair value	—	816,167	92,474	913,827
Derivative assets	—	1,360	—	1,360
Total Assets	$3,336	$1,476,550	$138,195	$1,623,267

Liabilities
Liabilities of VIEs, at fair value(3)(5)	$—	$786,545	$11,055	$797,600
Contingent consideration obligations(6)	—	—	106,282	106,282
Derivative liabilities	—	1,167	—	1,167
Total Liabilities	$—	$787,712	$117,337	$905,049

	As of December 31, 2015
	Level I(1)	Level II(1)	Level III	Total		Cost of Investments, at Fair Value
Assets
Investments, at fair value:
Investments of consolidated Apollo funds	$—	$26,913	$1,634	$28,547		$29,344
Other investments	—	—	434	434		831
Investment in Athene Holding(2)	—	—	510,099	510,099		387,526
Total investments, at fair value	—	26,913	512,167	539,080	(7)	$417,701
Investments of VIEs, at fair value(3)(4)	—	803,412	100,941	904,353
Investments of VIEs, valued using NAV (4)	—	—	—	6,213
Total investments of VIEs, at fair value	—	803,412	100,941	910,566
Total Assets	$—	$830,325	$613,108	$1,449,646

Liabilities
Liabilities of VIEs, at fair value(3)(5)	$—	$801,270	$11,411	$812,681
Contingent consideration obligations(6)	—	—	79,579	79,579
Total Liabilities	$—	$801,270	$90,990	$892,260

(1)	All Level I and Level II assets and liabilities were valued using third party pricing, with the exception of the investment in Athene Holding.

(2)	See note 14 for further disclosure regarding the investment in Athene Holding.

(3)	See note 5 for further disclosure regarding VIEs.

(4)
Pursuant to the adoption of amended fair value guidance effective January 1, 2016, investments for which fair value is based on NAV are no longer required to be included in the fair value hierarchy. As such, prior periods have been recast to conform with the current period presentation. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy disclosure to

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

the amounts presented in the consolidated statement of financial condition. See note 2 for further discussion of recent accounting pronouncements.

(5)
As of December 31, 2016, liabilities of VIEs, at fair value included debt and other liabilities of $786.5 million and $11.1 million, respectively. As of December 31, 2015, liabilities of VIEs, at fair value included debt and other liabilities of $801.3 million and $11.4 million, respectively. Other liabilities include contingent obligations classified as Level III.

(6)	See note 15 for further disclosure regarding contingent consideration obligations.

(7)	See note 4 to our consolidated financial statements for further detail regarding our investments at fair value and reconciliation to the consolidated statements of financial condition.
There were no transfers of financial assets or liabilities between Level I and Level II for the years ended December 31, 2016 and 2015.
The following tables summarize the changes in fair value in financial assets measured at fair value for which Level III inputs have been used to determine fair value for the years ended December 31, 2016 and 2015:

	For the Year Ended December 31, 2016
	Investments of Consolidated Apollo Funds	Other Investments	Investment in Athene Holding		Investments of Consolidated VIEs	Total
Balance, Beginning of Period (1)	$1,634	$434	$510,099		$100,941	$613,108
Purchases	1,430	46,880	8,937	(4)	74,043	131,290
Sale of investments/Distributions	(1,630)	—	—		(68,653)	(70,283)
Net realized gains (losses)	(77)	—	—		3,086	3,009
Changes in net unrealized gains (losses)	230	1	138,512		(2,842)	135,901
Cumulative translation adjustment	—	(2,161)	—		(2,691)	(4,852)
Transfer into Level III(2)	1,496	—	—		30,173	31,669
Transfer out of Level III(2)(3)	(2,516)	—	(657,548)		(41,583)	(701,647)
Balance, End of Period	$567	$45,154	$—		$92,474	$138,195
Change in net unrealized gains included in net gains from investment activities related to investments still held at reporting date	$55	$1	$—		$—	$56
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	—	—		30	30

(1)
Pursuant to the adoption of amended fair value guidance effective January 1, 2016, investments for which fair value is based on NAV are no longer required to be included in the fair value hierarchy. See note 2 for further discussion of recent accounting pronouncements.

(2)
Transfers between Level II and III, with the exception of the investment in Athene Holding, were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

(3)
The investment in the Athene Holding was transferred from Level III to Level II at December 31, 2016, as the Company changed the valuation method used to value the investment in Athene Holding from the GAAP book value multiple approach to the use of Athene’s closing market price, adjusted for a discount due to a lack of marketability (“DLOM”).

(4)	Represents a AAA distribution in kind in the form of shares of Athene Holding.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Year Ended December 31, 2015
	Investments of Consolidated Apollo Funds	Other Investments	Investment in Athene Holding	AAA/Athene Receivable	Investment in RCAP(3)	Investments of Consolidated VIEs	Total
Balance, Beginning of Period (1)	$4,359	$600	$324,514	$61,292	$—	$2,522,913	$2,913,678
Adoption of accounting guidance	—	—	—	—	—	(2,407,923)	(2,407,923)
Fees	—	—	—	1,942	—	—	1,942
Purchases	5,913	272	—	—	25,000	44,116	75,301
Sale of investments/Distributions	(6,996)	(115)	—	—	(25,667)	(34,548)	(67,326)
Net realized gains	48	—	—	—	667	3,178	3,893
Changes in net unrealized gains (losses)	(263)	(323)	122,351	—	—	11,396	133,161
Cumulative translation adjustment	—	—	—	—	—	(12,111)	(12,111)
Transfer into Level III(2)	5,439	—	—	—	—	59,316	64,755
Transfer out of Level III(2)	(6,866)	—	—	—	—	(85,396)	(92,262)
Settlement of receivable	—	—	63,234	(63,234)	—	—	—
Balance, End of Period(1)	$1,634	$434	$510,099	$—	$—	$100,941	$613,108
Change in net unrealized gains (losses) included in net gains from investment activities related to investments still held at reporting date	$(677)	$(323)	$122,351	$—	$—	$—	$121,351
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	—	—	—	—	11,543	11,543

(1)
Pursuant to the adoption of amended fair value guidance effective January 1, 2016, investments for which fair value is based on NAV are no longer required to be included in the fair value hierarchy. As such, prior periods have been recast to conform with the current period presentation. See note 2 for further discussion of recent accounting pronouncements.

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
The following table summarizes the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value for the years ended December 31, 2016 and 2015:

	For the Years Ended December 31,
	2016			2015
	Liabilities of Consolidated VIEs	Contingent Consideration Obligations	Total	Liabilities of Consolidated VIEs	Contingent Consideration Obligations	Total
Balance, Beginning of Period	$11,411	$79,579	$90,990	$12,343,021	$96,126	$12,439,147
Adoption of accounting guidance	—	—	—	(11,433,815)	—	(11,433,815)
Payments/Extinguishment	—	(13,721)	(13,721)	—	(15,743)	(15,743)
Changes in net unrealized (gains) losses(1)	(356)	40,424	40,068	(8,244)	(804)	(9,048)
Cumulative translation adjustment	—	—	—	(92,593)	—	(92,593)
Transfers out of Level III	—	—	—	(796,958)	—	(796,958)
Balance, End of Period	$11,055	$106,282	$117,337	$11,411	$79,579	$90,990
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to liabilities still held at reporting date	$(356)	$—	$(356)	$—	$—	$—

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy as of December 31, 2016 and December 31, 2015:

	As of December 31, 2016
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of consolidated Apollo funds	$567	Third party pricing(1)	N/A	N/A	N/A
Investments in other	45,154	Third party pricing(1)	N/A	N/A	N/A
Investments of consolidated VIEs:
Bank debt term loans	4,701	Third party pricing(1)	N/A	N/A	N/A
Corporate loans/bonds/CLO notes	15,496	Third party pricing(1)	N/A	N/A	N/A
Equity securities	72,277	Transaction	N/A	N/A	N/A
Total investments of consolidated VIEs	92,474
Total Financial Assets	$138,195
Financial Liabilities
Liabilities of consolidated VIEs:
Contingent obligation	$11,055	Other	N/A	N/A	N/A
Contingent consideration obligation	106,282	Discounted cash flow	Discount rate	13.0% - 17.3%	17.2%
Total Financial Liabilities	$117,337

(1)	These securities are valued primarily using unadjusted broker quotes.

	As of December 31, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of consolidated Apollo funds	$1,634	Third party pricing(1)	N/A	N/A	N/A
Investments in other	434	Other	N/A	N/A	N/A
Investment in Athene Holding	510,099	Book value multiple	Book value multiple	1.18x	1.18x
Investments of consolidated VIEs:
Bank debt term loans	15,776	Third party pricing(1)	N/A	N/A	N/A
Corporate loans/bonds/CLO notes	22,409	Third party pricing(1)	N/A	N/A	N/A
Equity securities	62,756	Market comparable companies	Comparable multiples	0.60x	0.60x
		Discounted cash flow	Discount rate	14.6%	14.6%
Total investments of consolidated VIEs (2)	100,941
Total Financial Assets	$613,108
Financial Liabilities
Liabilities of Consolidated VIEs:
Contingent obligation	$11,411	Other	N/A	N/A	N/A
Contingent consideration obligation	79,579	Discounted cash flow	Discount rate	11.0% - 18.5%	17.0%
Total Financial Liabilities	$90,990

(1)	These securities are valued primarily using unadjusted broker quotes.

(2)
Pursuant to the adoption of amended fair value guidance effective January 1, 2016, investments for which fair value is based on NAV are no longer required to be included in the fair value hierarchy. As such, prior periods have been recast to conform with the current period presentation. See note 2 for further discussion of recent accounting pronouncements.

Investment in Athene Holding
As of December 31, 2016, Apollo changed the valuation method used to value the opportunistic investment in Athene Holding from the GAAP book value multiple approach to the use of Athene’s closing market price, adjusted for a DLOM in order to reflect the post IPO sales restriction on such shares of Athene Holding. The DLOM is calculated based on the remaining length of such sales restrictions and the estimated market price volatility of the associated shares.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

As of December 31, 2016 the fair value of Apollo’s investment in Athene Holding was estimated using the closing market price of Athene shares of $47.99 less a DLOM of 9.5%. The DLOM was derived based on the average remaining lock up restrictions on the shares of Athene Holding held by Apollo (23.3 months) and the estimated volatility in such shares of Athene Holding. Due to the limited trading history in Athene Holding shares, the historical share price volatility of a representative set of Athene Holding’s publicly traded insurance peers was calculated over a period equivalent to the remaining average lock up on the shares of Athene Holding held by Apollo and used as a proxy to estimate the projected volatility in Athene Holding’s shares. The fair value of Apollo’s investment in Athene Holding after the application of the DLOM was estimated at a price of $43.43 per share.
As of December 31, 2015, the fair value of Apollo’s investment in Athene Holding was estimated under the U.S. GAAP book value multiple approach by applying a book value multiple to the U.S. GAAP book value per share of Athene Holding. The adjustment for the conversion of all Athene management incentive shares was added to Athene’s U.S. GAAP book value excluding accumulated other comprehensive income (“AOCI”) for purposes of determining U.S. GAAP book value per share. Apollo calculated a multiple for public company peers of Athene by dividing each peer’s market capitalization by its reported U.S. GAAP equity, excluding AOCI. A regression analysis was then prepared based on the calculated multiple of each peer relative to its expected return on U.S. GAAP equity, excluding AOCI, relative to Athene.
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
Investments of Consolidated Apollo Funds
The Company is the sole investor in the Apollo Senior Loan Fund, L.P. and Apollo Alternative Credit Long Short Fund L.P. and therefore consolidates the assets and liabilities of these funds. These funds invest in U.S. denominated senior secured loans, senior secured bonds and other income generating fixed-income investments. Amounts related to these consolidated funds are primarily presented in net gains from investment activities on the consolidated statements of operations and in investments in the consolidated statements of financial condition.
Other Investments
Other investments primarily consists of Apollo’s investments in debt of unconsolidated CLOs. The change in the fair value related to these investments is presented in net gains from investment activities on the consolidated statements of operations.
Consolidated VIEs
Investments
As of December 31, 2016, there were no significant unobservable inputs used in the fair value measurement of the equity securities. The significant unobservable inputs used in the fair value measurement of the equity securities as of December 31, 2015 include the discount rate applied and the multiples applied in the valuation models. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. When a comparable multiple model is used to determine fair value, the comparable multiples are generally multiplied by the underlying companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) to establish the total enterprise value of the company. The comparable multiple is determined based on the implied trading multiple of public industry peers.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Liabilities
As of December 31, 2016 and December 31, 2015, the debt obligations of the consolidated CLOs were measured on the basis of the fair value of the financial assets of the CLOs as the financial assets were determined to be more observable and, as a result, categorized as Level II in the fair value hierarchy. See note 2 for further discussion of the Company’s adoption of CFE guidance.
Contingent Consideration Obligations
The significant unobservable input used in the fair value measurement of the contingent consideration obligations is the discount rate applied in the valuation models. This input in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of the contingent consideration obligations; conversely, a decrease in the discount rate can significantly increase the fair value of the contingent consideration obligations. The discount rate was based on the hypothetical cost of equity for Stone Tower. See note 15 for further discussion of the contingent consideration obligations.
Net Investment Hedge
To manage the potential exposure from adverse changes in currency exchange rates arising from the Company’s net investment in foreign operations related to Bremer Kreditbank AG, the German subsidiary of Belgian KBC Group NV (“BKB Bank”) during June 2016, the Company entered into a foreign currency option contract to hedge a portion of the net investment in the Company’s non-U.S. dollar denominated foreign operations related to BKB Bank. As of December 31, 2016, the notional amount of the net investment hedge was €17.6 million. The gains and losses due to changes in fair value attributable to foreign currency derivatives designated as net investment hedges are recognized in other comprehensive income (loss), net of tax. No portion of the net investment hedge was subsequently reclassified to net income or deemed ineffective for the year ended December 31, 2016. The resulting gain on derivative assets was $0.02 million for the year ended December 31, 2016. The resulting loss on derivative liabilities was $0.1 million for the year ended December 31, 2016.
7. CARRIED INTEREST RECEIVABLE
Carried interest receivable from private equity, credit and real estate funds consisted of the following:

	As of December 31, 2016	As of December 31, 2015
Private Equity	$798,465	$373,871
Credit	426,114	240,844
Real Estate	32,526	29,192
Total carried interest receivable	$1,257,105	$643,907
The table below provides a roll-forward of the carried interest receivable balance for the years ended December 31, 2016 and 2015:

	Private Equity	Credit	Real Estate	Total
Carried interest receivable, January 1, 2015	$672,119	$226,430	$13,117	$911,666
Change related to fair value of funds	42,016	126,426	13,074	181,516
Fund distributions to the Company	(340,264)	(152,370)	(4,035)	(496,669)
Adoption of new accounting guidance	—	40,358	7,036	47,394
Carried interest receivable, December 31, 2015	$373,871	$240,844	$29,192	$643,907
Change in fair value of funds	492,910	318,735	17,375	829,020
Fund distributions to the Company	(68,316)	(133,465)	(14,041)	(215,822)
Carried interest receivable, December 31, 2016	$798,465	$426,114	$32,526	$1,257,105

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The change in fair value of funds excludes the reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. The general partner obligation is recognized based upon a hypothetical liquidation of a fund’s net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement of the fund. See note 14 for further disclosure regarding the general partner obligation.
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
8. PROFIT SHARING PAYABLE
Profit sharing payable from private equity, credit and real estate funds consisted of the following:

	As of December 31, 2016	As of December 31, 2015
Private Equity	$268,170	$118,963
Credit	268,855	165,392
Real Estate	13,123	11,319
Total profit sharing payable	$550,148	$295,674
The table below provides a roll-forward of the profit sharing payable balance for the years ended December 31, 2016 and 2015:

	Private Equity	Credit	Real Estate	Total
Profit sharing payable, January 1, 2015	$240,595	$186,307	$7,950	$434,852
Profit sharing expense(1)(2)	52,807	42,172	5,076	100,055
Payments/other	(174,439)	(63,087)	(1,707)	(239,233)
Profit sharing payable, December 31, 2015	$118,963	$165,392	$11,319	$295,674
Profit sharing expense(1)(2)	184,852	186,345	10,387	381,584
Payments/other	(35,645)	(82,882)	(8,583)	(127,110)
Profit sharing payable, December 31, 2016	$268,170	$268,855	$13,123	$550,148

(1)
Includes (i) changes in amounts payable to employees and former employees entitled to a share of carried interest income in Apollo’s funds and (ii) changes to the fair value of the contingent consideration obligations recognized in connection with certain Apollo acquisitions. See notes 6 and 15 for further disclosure regarding the contingent consideration obligations.

(2)
The Company has recorded a receivable from the Contributing Partners, certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated in the amount of $39.3 million and $14.7 million as of December 31, 2016 and December 31, 2015, respectively. Profit sharing expense excludes the potential return of these profit sharing distributions. See note 14 for further discussion regarding the potential return of profit sharing distributions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

9. OTHER ASSETS
Other assets consisted of the following:

	As of December 31,
	2016	2015
Fixed assets	$108,422	$105,439
Less: Accumulated depreciation and amortization	(83,268)	(73,803)
Fixed assets, net	25,154	31,636
Prepaid expenses(1)	78,300	48,421
Tax receivables	5,617	4,466
Other	9,789	11,321
Total Other Assets	$118,860	$95,844

(1)
Includes $42.6 million and $7.0 million as of December 31, 2016 and 2015, respectively, related to the restricted shares that are expected to be granted in connection with the settlement of certain profit sharing arrangements. A corresponding amount is included in other liabilities on the consolidated statements of financial condition.

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $9.6 million, $10.5 million and $10.2 million, respectively.
10. INCOME TAXES
The Company is treated as a partnership for income tax purposes and is therefore not subject to U.S. federal, state and local income taxes. Certain consolidated entities are, or are treated as, corporations for U.S. and non-U.S. tax purposes and therefore subject to U.S. federal, state, and local corporate income tax. Certain other subsidiaries of the Company are subject to NYC UBT attributable to the Company’s operations apportioned to New York City. In addition, certain non-U.S. subsidiaries of the Company are subject to income taxes in their local jurisdictions.
The Company’s income tax provision totaled $90.7 million, $26.7 million and $147.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company’s effective tax rate was approximately 8.5%, 7.1% and 16.8% for the years ended December 31, 2016, 2015 and 2014, respectively.
The provision for income taxes is presented in the following table:

	For the Years Ended December 31,
	2016		2015		2014
Current:
Federal income tax	$—		$(10,108)		$53,426
Foreign income tax	5,843	(1)	7,842	(1)	6,080
State and local income tax	2,847		2,573		7,369
Subtotal	8,690		307		66,875
Deferred:
Federal income tax	66,567		19,581		28,702
Foreign income tax	(16)	(1)	(256)	(1)	(137)
State and local income tax	15,466		7,101		51,805
Subtotal	82,017		26,426		80,370
Total Income Tax Provision	$90,707		$26,733		$147,245

(1)	The foreign income tax provision was calculated on $38.8 million and $27.6 million of pre-tax income generated in foreign jurisdictions for the years ended December 31, 2016 and 2015, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles the U.S. Federal statutory tax rate to the effective income tax rate:

	For the Years Ended December 31,
	2016	2015	2014
U.S. Statutory Tax Rate	35.0%	35.0%	35.0%
Income Passed Through to Non-Controlling Interests	(21.0)	(26.4)	(23.4)
Income Passed Through to Class A Shareholders	(7.1)	(4.4)	0.1
State and Local Income Taxes (net of Federal Benefit)	1.4	2.1	4.7
Other	0.2	0.8	0.4
Effective Income Tax Rate	8.5%	7.1%	16.8%
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years.
The Company’s deferred tax assets and liabilities on the consolidated statements of financial condition consist of the following:

	As of December 31,
	2016	2015
Deferred Tax Assets:
Depreciation and amortization	$525,261	$567,018
Revenue recognition	26,629	31,363
Net operating loss carryforwards	43,733	47,139
Equity-based compensation - RSUs and AAA RDUs	1,801	4,551
Foreign tax credit	11,746	8,996
Other	4,947	5,472
Total Deferred Tax Assets	614,117	664,539
Deferred Tax Liabilities:
Unrealized gains from investments	41,346	13,274
Other	508	5,058
Total Deferred Tax Liabilities	$41,854	$18,332
As of December 31, 2016, the Company had approximately $111.1 million of federal net operating loss (“NOL”) carryforwards and $86.6 million of state and local net operating loss carryforwards that will begin to expire after 2035. As a result of certain realization requirements, the Company does not include certain deferred tax assets as of December 31, 2016 that arose directly from tax deductions related to equity-based compensation greater than compensation recognized for financial reporting. As discussed in note 2, upon adoption of new guidance that amends the accounting for employee share-based payment awards, $22.8 million of deferred tax asset will be recognized with a corresponding increase to retained earnings. In addition, the Company’s foreign tax credit carryforwards will begin to expire after 2020.
The Company considered its historical and current year earnings, current utilization of existing deferred tax assets and deferred tax liabilities, the 15 year amortization periods of the tax basis of its intangible assets, the 20 year carry forward periods of any NOLs, and short and long term business forecasts in evaluating whether it should establish a valuation allowance. Based on this positive evidence, the Company concluded it is more likely than not that the deferred tax assets will be realized and that no valuation allowance was needed at December 31, 2016.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The Company’s primary jurisdictions in which it operates are the United States, New York State, New York City, California and the United Kingdom. There are no unremitted earnings with respect to the United Kingdom and other foreign entities due to the flow-through nature of these entities. In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of December 31, 2016, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2013 through 2016 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax return of a subsidiary for the 2012 tax year. The State and City of New York is examining certain subsidiaries’ tax returns for tax years 2011 to 2013.
The Company has recorded a deferred tax asset for the future amortization of tax basis intangibles as a result of the 2007 Reorganization. The Company recorded additional deferred tax assets as a result of the step-up in tax basis of intangibles from subsequent exchanges of AOG Units for Class A shares. A related tax receivable agreement liability was recorded in due to related parties in the consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among APO Corp., the Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 14). The increases in the deferred tax asset less the related liability resulted in increases to additional paid in capital which were recorded in the consolidated statements of changes in shareholders’ equity for the years ended December 31, 2016, 2015 and 2014. The amortization period for these tax basis intangibles is 15 years and the deferred tax assets will reverse over the same period.
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
The tables below present the impact to the deferred tax asset, tax receivable agreement liability and additional paid in capital related to the exchange of AOG Units for Class A shares during the years ended December 31, 2016, 2015 and 2014.

Exchange of AOG Units for Class A shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Year Ended December 31, 2016	$7,342	$6,187	$1,155
For the Year Ended December 31, 2015	61,720	45,432	16,288
For the Year Ended December 31, 2014	58,696	47,878	10,818
During the years ended December 31, 2016 and 2014, the Company adjusted the estimated rate of tax it expects to pay in the future and thereby reduced its net deferred tax assets, and increased its income tax provision, by $4.5 million and $36.2 million, respectively (see note 14 for details regarding the impact on the tax receivable agreement liability).
During the year ended December 31, 2016, an additional $2.6 million of return-to-provision was recorded to additional paid in capital, reflected in the consolidated statements of changes in shareholders’ equity.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

11. DEBT
Debt consisted of the following:

	As of December 31, 2016				As of December 31, 2015
	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate
2013 AMH Credit Facilities - Term Facility(1)	$299,543	$298,500	(5)	1.82%	$499,327	$501,300	(5)	1.44%
2024 Senior Notes(2)	495,208	498,336	(6)	4.00	494,555	495,300	(6)	4.00
2026 Senior Notes(3)	495,165	497,923	(6)	4.40	—	—		—
2014 AMI Term Facility I(4)	14,449	14,449	(5)	2.00	14,543	14,549	(5)	2.15
2014 AMI Term Facility II(4)	16,306	16,306	(5)	1.75	16,830	16,830	(5)	1.85
2016 AMI Term Facility I(4)	17,852	17,852	(5)	1.75	—	—		—
2016 AMI Term Facility II(4)	13,924	13,924	(5)	2.00	—	—		—
Total Debt	$1,352,447	$1,357,290			$1,025,255	$1,027,979

(1)	Outstanding balance is presented net of unamortized debt issuance costs of $0.5 million and $0.7 million as of December 31, 2016 and December 31, 2015, respectively.

(2)
Includes impact of any amortization of note discount. Outstanding balance is presented net of unamortized debt issuance costs of $4.1 million and $4.6 million as of December 31, 2016 and December 31, 2015, respectively.

(3)	Includes impact of any amortization of note discount. Outstanding balance is presented net of unamortized debt issuance costs of $4.4 million as of December 31, 2016.

(4)
Apollo Management International LLP (“AMI”), a subsidiary of the Company, entered into the following five year credit agreements and proceeds from the borrowings were used to fund the Company’s investment in European CLOs it manages:

Facility	Date	Loan Amount
2014 AMI Term Facility I	July 3, 2014	€13,736
2014 AMI Term Facility II	December 9, 2014	€15,500
2016 AMI Term Facility I	January 18, 2016	€16,970
2016 AMI Term Facility II	June 22, 2016	€13,236

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
Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus an applicable margin, and undrawn revolving commitments bear a commitment fee. In connection with the issuance of the 2024 Senior Notes and the 2026 Senior Notes (as defined below), $250 million of the proceeds and $200 million of the proceeds, respectively, were used to repay a portion of the Term Facility outstanding with third party lenders at par. The interest rate on the $300 million Term Facility as of December 31, 2016 was 2.12% and the commitment fee as of December 31, 2016 on the $500 million undrawn

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Revolver Facility was 0.125%. The $300 million carrying value of debt that is recorded on the consolidated statements of financial condition at December 31, 2016 is the amount for which the Company is obligated to settle the 2013 AMH Credit Facilities.
As of December 31, 2016, the 2013 AMH Credit Facilities were guaranteed by AMH and its subsidiaries, Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., AAA Holdings, L.P., Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., Apollo Principal Holdings XI, LLC, ST Holdings GP, LLC and ST Management Holdings, LLC. The 2013 AMH Credit Facilities contain affirmative and negative covenants which limit the ability of the Borrowers, the guarantors and certain of their subsidiaries to, among other things, incur indebtedness and create liens. Additionally, the 2013 AMH Credit Facilities contain financial covenants which require the Borrowers and their subsidiaries to maintain (1) at least $40 billion of Fee-Generating Assets Under Management and (2) a maximum total net leverage ratio of not more than 4.00 to 1.00 (subject to customary equity cure rights). The 2013 AMH Credit Facilities also contain customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of the Company.
Borrowings under the Revolver Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. In addition, the Borrowers may incur incremental facilities in respect of the Revolver Facility and the Term Facility in an aggregate amount not to exceed $500 million plus additional amounts so long as the Borrowers are in compliance with a net leverage ratio not to exceed 3.75 to 1.00. As of December 31, 2016 and December 31, 2015, the Revolver Facility was undrawn.
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
2026 Senior Notes—On May 27, 2016, AMH issued $500 million in aggregate principal amount of its 4.400% Senior Notes due 2026 (the “2026 Senior Notes”), at an issue price of 99.912% of par. Interest on the 2026 Senior Notes is payable semi-annually in arrears on May 27 and November 27 of each year. The 2026 Senior Notes will mature on May 27, 2026. The discount will be amortized into interest expense on the consolidated statements of operations over the term of the 2026 Senior Notes. The face amount of $500 million related to the 2026 Senior Notes is the amount for which the Company is obligated to settle the 2026 Senior Notes.
As of December 31, 2016, the 2026 Senior Notes and the 2024 Senior Notes were guaranteed by Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., Apollo Principal Holdings XI, LLC, AMH Holdings (Cayman), L.P. and any other entity that is required to become a guarantor of the notes under the terms of the indentures governing the 2026 Senior Notes and the 2024 Senior Notes (the “Indentures”). The Indentures include covenants that restrict the ability of AMH and, as applicable, the guarantors to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries or merge, consolidate or sell, transfer or lease assets. The Indentures also provide for customary events of default.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the interest expense incurred related to the Company’s debt for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
Interest Expense:(1)
2013 AMH Term Facility	$8,253	$8,672	$10,112
2024 Senior Notes	20,652	20,759	12,062
2026 Senior Notes	13,372	—	—
AMI Term Facilities	1,205	640	219
Total Interest Expense	$43,482	$30,071	$22,393

(1)	Debt issuance costs incurred in connection with the Term Facility, the 2024 Senior Notes and the 2026 Senior Notes are amortized into interest expense over the term of the debt arrangement.
The table below presents the contractual maturities for the Company's debt arrangements as of December 31, 2016:

	2017	2018	2019	2020	2021	Thereafter	Total
2013 AMH Credit Facilities - Term Facility	$—	$—	$—	$—	$300,000	$—	$300,000
2024 Senior Notes	—	—	—	—	—	500,000	500,000
2026 Senior Notes	—	—	—	—	—	500,000	500,000
2014 AMI Term Facility I	—	—	—	—	14,449	—	14,449
2014 AMI Term Facility II	—	—	16,306	—	—	—	16,306
2016 AMI Term Facility I	—	—	—	—	17,852		17,852
2016 AMI Term Facility II	—	—	—	—	13,924		13,924
Total Obligations as of December 31, 2016	$—	$—	$16,306	$—	$346,225	$1,000,000	$1,362,531
12. NET INCOME PER CLASS A SHARE
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The table below presents basic and diluted net income (loss) per Class A share using the two-class method for the years ended December 31, 2016, 2015 and 2014:

	Basic and Diluted
	For the Years Ended December 31,
	2016		2015		2014
Numerator:
Net income attributable to Apollo Global Management, LLC	$402,850		$134,497		$168,229
Distributions declared on Class A shares	(230,713)	(1)	(339,397)	(1)	(483,458)	(1)
Distributions on participating securities(3)	(8,396)		(28,497)		(72,074)
Earnings allocable to participating securities	(6,430)		—	(2)	—	(2)
Undistributed income (loss) attributable to Class A shareholders: Basic and Diluted	$157,311		$(233,397)		$(387,303)
Denominator:
Weighted average number of Class A shares outstanding: Basic and Diluted	183,998,080		173,271,666		155,349,017
Net Income per Class A Share: Basic and Diluted(4)
Distributed Income	$1.25		$1.96		$3.11
Undistributed Income (Loss)	0.86		(1.35)		(2.49)
Net Income per Class A Share: Basic and Diluted	$2.11		$0.61		$0.62

(1)	See note 14 for information regarding the quarterly distributions declared and paid during 2016, 2015 and 2014.

(2)	No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A shareholders.

(3)	Participating securities consist of vested and unvested RSUs that have rights to distributions and unvested restricted shares.

(4)	For the years ended December 31, 2016, 2015 and 2014, all of the classes of securities were determined to be anti-dilutive.
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
Holders of AOG Units are subject to the vesting requirements (all of which have fully vested) and transfer restrictions set forth in the agreements with the respective holders, and may a limited number of times each year, upon notice (subject to the terms of the Exchange Agreement), exchange their AOG Units for Class A shares on a one-for-one basis. An AOG Unit holder must exchange one unit in each of the Apollo Operating Group partnerships to effectuate an exchange for one Class A share.
Apollo Global Management, LLC has one Class B share outstanding, which is held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the Class B share is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, as discussed above. The Class B share has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or distributions. The Class B share has no distribution or liquidation rights. The Class B share has voting rights on a pari passu basis with the Class A shares. The Class B share represented 60.5%, 61.4% and 65.4% of the total voting power of the Company’s shares entitled to vote as of December 31, 2016, 2015 and 2014, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table summarizes the anti-dilutive securities for the years ended December 31, 2016, 2015 and 2014, respectively.

	For the Years Ended December 31,
	2016	2015	2014
Weighted average vested RSUs	1,466,803	9,984,862	19,541,458
Weighted average unvested RSUs	5,975,293	4,858,935	9,556,131
Weighted average unexercised options	222,920	227,086	548,441
Weighted average AOG Units outstanding	215,917,462	219,575,738	225,005,386
Weighted average unvested restricted shares	82,301	90,985	—
Issuance of Class A Shares
During the years ended December 31, 2016, 2015 and 2014, the Company issued Class A shares in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of Class A shares issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of Class A shares issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment. This adjustment for the years ended December 31, 2016, 2015 and 2014 was $40.7 million, $78.9 million and $0.4 million, respectively.
The table below summarizes the issuances of Class A shares in settlement of vested RSUs and share options for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
Class A shares issued	4,625,304	11,296,338	10,491,649
Gross value of shares(1)	$108,716	$325,747	$289,000

(1)	Based on the closing price of a Class A share at the time of issuance.
Share Repurchase Plan
In February 2016, Apollo adopted a plan to repurchase up to $250 million in the aggregate of its Class A shares, including up to $150 million in the aggregate of its outstanding Class A shares through a share repurchase program and up to $100 million through net share settlement of equity-based awards granted under the 2007 Equity Plan. During the year ended December 31, 2016, the Company repurchased and canceled 1.0 million Class A shares for $12.9 million and, in connection with net share settlements, reduced Class A shares to be issued to employees under the 2007 Equity Plan by 2.7 million Class A shares resulting in a payment by the Company of $40.7 million to satisfy the applicable withholding obligation.
13. EQUITY-BASED COMPENSATION
RSUs
The Company grants RSUs under the 2007 Omnibus Equity Incentive Plan. These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP. The fair value of all grants is based on the grant date fair value, which considers the public share price of the Company’s Class A shares subject to certain discounts, as applicable. The following table summarizes the weighted average discounts for Plan Grants and Bonus Grants for the years ended December 31, 2016, 2015 and 2014.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Years Ended December 31,
	2016	2015	2014
Plan Grants:
Discount for the lack of distributions until vested(1)	14.0%	26.0%	32.5%
Marketability discount for transfer restrictions(2)	3.8%	4.2%	5.1%
Bonus Grants:
Marketability discount for transfer restrictions(2)	2.1%	2.2%	3.2%

(1)	Based on the present value of a growing annuity calculation.

(2)	Based on the Finnerty Model calculation.
The estimated total grant date fair value is charged to compensation expense on a straight-line basis over the vesting period, which for Plan Grants is generally up to six years, with the first installment vesting one year after grant and quarterly vesting thereafter, and for Bonus Grants is generally annual vesting over three years. The fair value of grants made during the years ended December 31, 2016, 2015 and 2014 was $62.6 million, $70.6 million and $149.1 million, respectively.
The following table presents the forfeiture rate and equity-based compensation expense recognized for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
Actual forfeiture rate	8.8%	1.2%	6.7%
Equity-based compensation	$67,958	$65,661	$80,695
The following table summarizes RSU activity for the year ended December 31, 2016:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2016	11,040,143	$16.40	6,294,053	17,334,196	(1)
Granted	3,406,655	18.37	—	3,406,655
Forfeited	(1,270,579)	19.74	—	(1,270,579)
Issued	—	16.43	(7,326,251)	(7,326,251)
Vested	(3,784,653)	18.54	3,784,653	—
Balance at December 31, 2016	9,391,566	$15.80	2,752,455	12,144,021	(1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.
Units Expected to Vest—As of December 31, 2016, approximately 9.0 million RSUs were expected to vest over the next 2.8 years.
Restricted Share Awards
The Company has granted restricted share awards under the 2007 Omnibus Equity Incentive Plan in connection with certain performance-based incentive plans and in connection with the 2015 Venator acquisition. These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP. The fair value of all grants is based on the grant date fair value, which considers the public share price of the Company’s Class A shares discounted primarily for transfer restrictions. The grant date fair value of these awards is recognized as equity based compensation expense on a straight-line basis over the vesting period of two to three years.
The following table presents the actual forfeiture rate and equity-based compensation expense recognized for the years ended December 31, 2016, 2015 and 2014:

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Years Ended December 31,
	2016	2015	2014(1)
Actual forfeiture rate	1.6%	—%	—%
Equity-based compensation	$3,478	$2,749	$—

(1)	There were no Restricted Share Awards granted in 2014.
The following table summarizes the restricted share award activity related to a performance-based incentive plan and the 2015 Venator acquisition for the year ended December 31, 2016:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of Restricted Share Awards Outstanding
Balance at January 1, 2016	105,866	$21.53	—	105,866
Granted	27,151	17.53	—	27,151
Forfeited	(2,117)	19.81	—	(2,117)
Issued	—	21.42	(51,764)	(51,764)
Vested	(51,764)	21.42	51,764	—
Balance at December 31, 2016	79,136	$20.27	—	79,136
Units Expected to Vest—As of December 31, 2016, approximately 75,971 restricted share awards were expected to vest over the next 1.5 years.
Share Options
The Company has granted options under the 2007 Equity Plan. For the years ended December 31, 2016, 2015 and 2014, compensation expense of $0.1 million, $0.1 million and $28.2 million was recognized as a result of these grants, respectively.
There were no share options granted during the years ended December 31, 2016, 2015 and 2014. Apollo measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. As of December 31, 2016, there were 222,920 options outstanding, 160,417 options exercisable and 60,000 options. Unamortized compensation cost related to unvested share options at December 31, 2016 was $0.2 million and is expected to be recognized over a weighted average period of 1.5 years.
There were no options exercised or forfeited during the year ended December 31, 2016. The intrinsic value of options exercised was $0.0 million $0.1 million, and $26.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
AAA RDUs
Incentive units that provide the right to receive AAA restricted depositary units (“RDUs”) following vesting have been granted to employees of the Company. The incentive units granted to employees generally vest over three years and vested AAA RDUs can be converted into ordinary common units of AAA subject to applicable securities law restrictions. For the years ended December 31, 2016, 2015 and 2014, compensation expense of $1.7 million, $0.7 million and $0.4 million was recognized, respectively, in connection with AAA RDU grants. All AAA incentive units were fully vested and settled in the form of RDUs as of December 31, 2016.
Restricted Stock and Restricted Stock Unit Awards—ARI and AMTG
ARI granted restricted stock awards and restricted stock unit awards ("ARI Awards") and Apollo Residential Mortgage, Inc. (“AMTG”) granted restricted stock unit awards (“AMTG RSUs”) to the Company and certain employees of the Company. These awards generally vest over three years, either quarterly or annually.
The awards granted to the Company are recorded as investments under the equity method of accounting and deferred revenue in the consolidated statements of financial condition. As these awards vest, the deferred revenue is recognized as management fees.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The ARI Awards and AMTG RSUs granted to the Company’s employees are recorded in other assets and other liabilities in the consolidated statements of financial condition. The grant date fair value of the asset is amortized through equity-based compensation on a straight-line basis over the vesting period. The fair value of the liability is remeasured each period with any changes in fair value recorded in compensation expense in the consolidated statements of operations. Compensation expense is offset by related management fees earned by the Company from ARI and AMTG, respectively.
The grant date fair value of the employees’ awards is based on the then public share price of ARI and AMTG at grant, less discounts for transfer restrictions as well as timing of distributions.
On August 31, 2016, pursuant to the terms and conditions of the Agreement and Plan of Merger, dated February 26, 2016 by and among ARI, AMTG and Arrow Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), Merger Sub was merged with and into AMTG (the “first merger”), with AMTG continuing as the surviving entity and as a subsidiary of the Company, and AMTG merged with and into ARI (the “second merger”) with ARI continuing as the surviving entity in the second merger. At the effective time of the first merger, each share of common stock of AMTG issued and outstanding immediately prior to the First Merger was converted into the right to receive $6.86 in cash, without interest and 0.417571 shares of ARI’s common stock, with limited exceptions.
The following table summarizes the management fees, equity-based compensation expense, and actual forfeiture rates for the ARI Awards for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
Management fees	$6,643	$3,334	$1,326
Equity-based compensation	6,643	3,081	1,329
Actual forfeiture rate	3.8%	1.3%	—%
The following table summarizes the management fees, compensation expense, and actual forfeiture rates for the AMTG RSUs for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
Management fees	$2,478	$1,171	$915
Equity-based compensation	2,478	1,171	828
Actual forfeiture rate	0.1%	2.5%	2.5%
The following tables summarize activity for the ARI Awards and AMTG RSUs that were granted to certain of the Company’s employees for the year ended December 31, 2016:

	ARI Awards Unvested	Weighted Average Grant Date Fair Value	ARI Awards Vested	Total Number of ARI Awards Outstanding
Balance at January 1, 2016	893,810	$16.88	365,000	1,258,810
Granted	903,068	16.35	—	903,068
Forfeited	(68,698)	16.35	—	(68,698)
Delivered	(390,051)	17.23	—	(390,051)
Vested	(404,383)	16.38	404,383	—
Balance at December 31, 2016	933,746	$16.48	769,383	1,703,129
Units Expected to Vest—As of December 31, 2016, approximately 896,396 ARI Awards were expected to vest over the next 2.5 years.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	AMTG RSUs Unvested	Weighted Average Grant Date Fair Value	AMTG RSUs Vested	Total Number of AMTG RSUs Outstanding
Balance at January 1, 2016	90,591	$15.85	57,581	148,172
Granted	91,427	12.53	—	91,427
Forfeited	(207)	13.38	—	(207)
Delivered	—	13.65	(239,392)	(239,392)
Vested	(181,811)	12.91	181,811	—
Balance at December 31, 2016	—	$—	—	—
Restricted Share Awards—Athene Holding
The Company has granted Athene Holding restricted share awards to certain employees of the Company. Separately, Athene Holding has also granted restricted share awards to certain employees of the Company. Both awards are collectively referred to as the “AHL Awards”. Certain of the AHL Awards function similarly to options as they are exchangeable for Class A shares of Athene Holding upon payment of a conversion price and the satisfaction of certain other conditions. The awards granted are either subject to time-based vesting conditions that generally vest over three to five years or vest upon achieving certain metrics, such as attainment of certain rates of return and realized cash received by certain investors in Athene Holding upon sale of their shares.
The Company records the AHL Awards in other assets and other liabilities in the consolidated statements of financial condition. The fair value of the asset is amortized through equity-based compensation over the vesting period. The fair value of the liability is remeasured each period with any changes in fair value recorded in compensation expense in the consolidated statements of operations. For AHL Awards granted by Athene Holding, compensation expense related to amortization of the asset is offset by related management fees earned by the Company from Athene.
The grant date fair value of the AHL Awards is based on the share price of Athene Holding, less discounts for transfer restrictions. The AHL Awards that function similarly to options were valued using a multiple-scenario model, which considers the price volatility of the underlying stock price of Athene Holding, time to expiration and the risk-free rate, while the other awards were valued using the share price of Athene Holding less any discounts for transfer restrictions.
The following table summarizes the management fees, equity-based compensation expense and actual forfeiture rates for the AHL Awards for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
Management fees	$19,173	$23,697	$16,738
Equity-based compensation	20,560	24,180	16,738
Actual forfeiture rate	3.2%	—%	—%
The following table summarizes activity for the AHL Awards that were granted to certain employees of the Company for the year ended December 31, 2016:

	AHL Awards Unvested	Weighted Average Grant Date Fair Value	AHL Awards Vested	Total Number of AHL Awards Outstanding
Balance at January 1, 2016	1,515,878	$3.54	1,044,869	2,560,747
Granted	181,105	33.89	—	181,105
Vested	(981,617)	3.68	981,617	—
Forfeited	(54,478)	1.23	—	(54,478)
Delivered	—	4.75	(1,018,462)	(1,018,462)
Balance at December 31, 2016	660,888	$11.83	1,008,024	1,668,912
Certain of the AHL Awards were not convertible into Class A shares of Athene Holding until the completion of an initial public offering of Athene Holding.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Units Expected to Vest—As of December 31, 2016, 423,990 AHL Awards are expected to vest over the next 2.5 years and 236,898 AHL Awards may vest if certain metrics are achieved.
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
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31, 2016
	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs, share options and restricted share awards	$71,562	—%	$—	$71,562
AHL Awards	20,560	53.7	11,049	9,511
Other equity-based compensation awards	10,861	53.7	5,837	5,024
Total equity-based compensation	$102,983		16,886	86,097
Less other equity-based compensation awards(2)			(16,886)	(16,510)
Capital increase related to equity-based compensation			$—	$69,587

	For the Year Ended December 31, 2015
	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs, share options and restricted share awards	$68,535	—%	$—	$68,535
AHL Awards	24,180	54.4	13,158	11,022
Other equity-based compensation awards	4,961	54.4	2,699	2,262
Total equity-based compensation	$97,676		15,857	81,819
Less other equity-based compensation awards(2)			(15,857)	(13,860)
Capital increase related to equity-based compensation			$—	$67,959

	For the Year Ended December 31, 2014
	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs, share options and restricted share awards	$107,017	—%	$—	$107,017
AHL Awards	16,738	57.7	9,938	6,800
Other equity-based compensation awards	2,565	57.7	1,517	1,048
Total equity-based compensation	$126,320		11,455	114,865
Less other equity-based compensation awards(2)			(11,455)	(5,994)
Capital increase related to equity-based compensation			$—	$108,871

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.
14. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED ENTITIES
Management fees, transaction and advisory fees and reimbursable expenses from the funds and portfolio companies that the Company manages are included in due from related parties in the consolidated statements of financial condition. The Company also typically facilitates the initial payment of certain operating costs incurred by the funds that it manages as well as their related parties. These costs are normally reimbursed by such funds and are included in due from related parties.
Due from related parties and due to related parties are comprised of the following:

	As of December 31, 2016	As of December 31, 2015
Due from Related Parties:
Due from private equity funds	$19,089	$21,532
Due from portfolio companies	34,339	36,424
Due from credit funds	112,516	124,660
Due from Contributing Partners, employees and former employees	72,305	42,491
Due from real estate funds	16,604	22,728
Total Due from Related Parties	$254,853	$247,835
Due to Related Parties:
Due to Managing Partners and Contributing Partners	$506,542	$506,162
Due to private equity funds	56,880	16,293
Due to credit funds	66,859	57,981
Due to real estate funds	281	580
Distributions payable to employees	7,564	13,520
Total Due to Related Parties	$638,126	$594,536
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
As a result of the exchanges of AOG Units for Class A shares during the years ended December 31, 2016, 2015 and 2014, a $6.2 million, $45.4 million and $47.9 million liability was recorded, respectively, to estimate the amount of the future expected payments to be made by APO Corp. to the Managing Partners and Contributing Partners pursuant to the tax receivable agreement.
In April, 2015 and 2014, Apollo made cash payments pursuant to the tax receivable agreement resulting from the realized tax benefit for each preceding tax year. Included in the payments was interest paid to the Managing Partners and Contributing Partners. There were no such cash payments made in 2016. The table below presents the cash payments made during 2015 and 2014.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Date	Cash Payment	Interest Paid to Managing Partners	Interest Paid to Contributing Partners
April, 2015	$48,420	$13,090	$555
April, 2014	32,032	8,272	469
During the years ended December 31, 2016 and 2014, the Company reduced the tax receivable agreement liability and recorded $3.2 million and $32.2 million, respectively, in other income, net in the consolidated statement of operations due to changes in estimated tax rates.
Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, the table below presents information regarding the quarterly distributions which were made at the sole discretion of the manager of the Company during 2016, 2015 and 2014 (in millions, except per share data):

Distribution Declaration Date	Distribution per Class A Share	Distribution Payment Date	Distribution to Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 7, 2014	$1.08	February 26, 2014	$160.9	$247.3		$408.2	$25.5
April 3, 2014	—	April 3, 2014	—	49.5	(1)	49.5	—
May 8, 2014	0.84	May 30, 2014	130.0	188.4		318.4	20.9
June 16, 2014	—	June 16, 2014	—	28.5	(1)	28.5	—
August 6, 2014	0.46	August 29, 2014	73.6	102.5		176.1	10.2
September 11, 2014	—	September 11, 2014	—	12.4	(1)	12.4	—
October 30, 2014	0.73	November 21, 2014	119.0	162.6		281.6	15.5
December 15, 2014	—	December 15, 2014	—	25.2	(1)	25.2	—
For the year ended December 31, 2014	$3.11		$483.5	$816.4		$1,299.9	$72.1
February 5, 2015	$0.86	February 27, 2015	$144.4	$191.3		$335.7	$15.3
April 11, 2015	—	April 11, 2015	—	22.4	(1)	22.4	—
May 7, 2015	0.33	May 29, 2015	56.8	72.8		129.6	4.9
July 29, 2015	0.42	August 31, 2015	74.8	91.2		166.0	5.1
October 28, 2015	0.35	November 30, 2015	63.4	75.7		139.1	3.1
For the year ended December 31, 2015	$1.96		$339.4	$453.4		$792.8	$28.4
February 3, 2016	$0.28	February 29, 2016	$51.4	$60.5		$111.9	$2.1
May 6, 2016	0.25	May 31, 2016	46.0	54.0		100.0	1.8
August 3, 2016	0.37	August 31, 2016	68.4	79.9		148.3	2.4
October 28, 2016	0.35	November 30, 2016	64.9	75.4		140.3	2.1
For the year ended December 31, 2016	$1.25		$230.7	$269.8		$500.5	$8.4

(1)
On April 3, 2014, June 16, 2014, September 11, 2014, December 15, 2014 and April 11, 2015, the Company made a $0.22, $0.13, $0.06, $0.11 and $0.10 distribution per AOG Unit to the Non-Controlling Interest holders in the Apollo Operating Group.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Due from Contributing Partners, Employees and Former Employees
As of December 31, 2016 and December 31, 2015, due from Contributing Partners, Employees and Former Employees includes various amounts due to the Company including employee loans and return of profit sharing distributions. As of December 31, 2016 and December 31, 2015, the balance included interest-bearing employee loans receivable of $26.1 million and $25.0 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.
The Company recorded a receivable from the Contributing Partners and certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of December 31, 2016 and December 31, 2015 of $39.3 million and $14.7 million, respectively.
Indemnity
Carried interest income from certain funds that the Company manages can be distributed to the Company on a current basis, but is subject to repayment by the subsidiary of the Apollo Operating Group that acts as general partner of the fund in the event that certain specified return thresholds are not ultimately achieved. The Managing Partners, Contributing Partners and certain other investment professionals have personally guaranteed, subject to certain limitations, the obligation of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint and are limited to a particular Managing Partner’s or Contributing Partner’s distributions. Pursuant to an existing shareholders agreement includes clauses that the Company has agreed to indemnify each of the Company’s Managing Partners and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of certain funds that the Company manages (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that the Company’s Managing Partners and Contributing Partners have contributed or sold to the Apollo Operating Group.
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions, the Company will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. The Company recorded an indemnification liability of $5.9 million and $4.6 million, respectively, as of December 31, 2016 and December 31, 2015.
Due to Private Equity Funds
Based upon a hypothetical liquidation of certain funds as of December 31, 2016, the Company has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to these funds. As such, there was a general partner obligation to return previously distributed carried interest income of $56.0 million accrued as of December 31, 2016. As of December 31, 2015, the Company accrued a general partner obligation to return previously distributed carried interest income of $14.2 million. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement of the fund.
Due to Credit Funds
Based upon a hypothetical liquidation of certain of our credit funds, as of December 31, 2016 and December 31, 2015, the Company has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to these funds. As such, there was a general partner obligation to return previously distributed carried interest income of $60.6 million accrued as of December 31, 2016. As of December 31, 2015, the Company accrued a general partner obligation to return previously distributed carried interest income of $57.8 million. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund.
Athene
Athene Holding was founded in 2009 to capitalize on favorable market conditions in the dislocated life insurance sector. Athene Holding, through its subsidiaries, is a leading retirement services company that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The products and services offered by Athene include: fixed and fixed indexed annuity products; reinsurance services offered to third-party annuity providers; and institutional products, such as funding agreements. Athene Holding became an effective registrant on December 9, 2016 under the U.S. Securities Exchange Act of 1934, as amended, and trades on the New York Stock Exchange (NYSE) under the symbol “ATH”.
The Company, through its consolidated subsidiary, Athene Asset Management, provides asset management services to Athene, including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence hedging and other asset management services, and receives a gross management fee of 0.40% per annum on all assets under management in accounts owned by or related to Athene (the “Athene Accounts”) with certain limited exceptions. Another subsidiary of the Company, AAME, provides investment advisory services to Athene and receives a gross fee of 0.10% per annum on the assets with respect to which it advises.
Under a transaction advisory services agreement with Athene (the “Athene Services Agreement”), effective February 5, 2013 through December 31, 2014, Apollo earned a quarterly monitoring fee of 0.50% of Athene’s capital and surplus as of the end of the applicable quarter multiplied by 2.5, excluding the shares of Athene Holding that were newly acquired (and not in satisfaction of prior commitments to buy such shares) by AAA Investments in the contribution of certain assets by AAA to Athene in October 2012 (the “Excluded Athene Shares”). The Athene Services Agreement was amended in connection with the Athene Private Placement described below (the “Amended Athene Services Agreement”). The Amended Athene Services Agreement adjusted the calculation of Athene Holding’s capital and surplus downward by an amount equal to (x) the equity capital raised in the Athene Private Placement and (y) certain disproportionate increases to the statutory capital and surplus of Athene, as compared to the stockholders’ equity of Athene calculated on a U.S. GAAP basis, as a result of certain future acquisitions by Athene. Prior to the consummation of the Athene Private Placement, all such monitoring fees were paid pursuant to the Athene Services Derivative. In connection with the Athene Private Placement, the Athene Services Derivative was settled on April 29, 2014 by delivery to Apollo of common shares of Athene Holding, and as a result, such derivative was terminated. Following settlement of the Athene Services Derivative, future monitoring fees paid to Apollo pursuant to the Amended Athene Services Agreement, were paid on a quarterly basis in arrears by delivery to Apollo of common shares of Athene Holding. Unsettled monitoring fees pursuant to the Amended Athene Services Agreement are recorded as due from affiliates in the consolidated statements of financial condition. For the year ended December 31, 2014, Apollo earned $226.4 million related to this monitoring fee. The monitoring fee is recorded in advisory and transaction fees from affiliates, net, in the consolidated statements of operations.
In accordance with the services agreement among AAA, AAA Investments and the other service recipients party thereto and Apollo (the “AAA Services Agreement”), Apollo receives a management fee for managing the assets of AAA Investments. In connection with each of the contribution of certain assets by AAA to Athene in October 2012, and the initial closing of the Athene Private Placement on April 4, 2014, the AAA Services Agreement was amended (the “Amended AAA Services Agreement”). Pursuant to the Amended AAA Services Agreement, the parties agreed that there will be no management fees payable by AAA Investments with respect to the Excluded Athene Shares. AAA Investments agreed to continue to pay Apollo the same management fee on its investment in Athene Holding (other than with respect to the Excluded Athene Shares), except that Apollo agreed that the obligation to pay the existing management fee terminated on December 31, 2014 (although services will continue through December 31, 2020). Prior to the consummation of the Athene Private Placement, all such management fees were accrued pursuant to the AAA Services Derivative. In connection with the Athene Private Placement, the AAA Services Derivative was settled on April 29, 2014 by delivery to Apollo of common shares of Athene Holding, and as a result, such derivative was terminated. Following settlement of the AAA Services Derivative, future management fees paid to Apollo pursuant to the Amended AAA Services Agreement were paid on a quarterly basis in arrears by delivery to Apollo of common shares of Athene Holding. There were no management fees receivable as of December 31, 2016 and December 31, 2015 as AAA Investments’ obligation to pay the existing management fee terminated on December 31, 2014. The total management fees earned by Apollo related to the Amended AAA Services Agreement were $3.4 million, $3.4 million and $1.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. These management fees are recorded in management fees from affiliates in the consolidated statements of operations.
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
With respect to assets in the Athene Accounts which the Company explicitly sub-advises, the Company earns up to 0.40% per annum on assets up to $10 billion and 0.35% per annum on all such assets in excess of $10 billion, with certain limited

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

exceptions. These fees are in addition to the gross management fee of 0.40% per annum paid to Athene Asset Management on the portion of such assets that it manages and the gross fee of 0.10% per annum paid to AAME on the portion of such assets that it advises. A majority of the assets in the Athene Accounts which the Company explicitly sub-advises are in accounts that invest in high-grade credit asset classes, such as CLO debt, commercial mortgage backed securities and insurance-linked securities.
With respect to Athene Assets Directly Invested, Apollo receives management fees and carried interest, if applicable, directly from the relevant funds under the investment management agreements and other governing documents of such funds. Fees paid to the Company related to such fund investments vary from 0% per annum to 1.75% per annum with respect to management fees and 0% to 20% with respect to carried interest. These fees are in addition to the gross management fee of 0.40% per annum paid to Athene Asset Management on the portion of such assets that it manages and the gross fee of 0.10% per annum paid to AAME on the portion of such assets it advises.
The Company refers to the portion of the Athene Asset Management assets under management that is not Athene Sub-Advised as “Athene Non-Sub-Advised”. Athene Asset Management and other Apollo subsidiaries incur all expenses associated with their provision of services to Athene.
Apollo, as general partner of AAA Investments, is generally entitled to a carried interest that allocates to it 20% of the realized returns (net of related expenses, including borrowing costs) on the investments of AAA Investments, except that Apollo is not entitled to receive any carried interest with respect to the shares of Athene Holding that were acquired (and not in satisfaction of prior commitments to buy such shares) by AAA Investments in the contribution of certain assets by AAA to Athene in October 2012. Apollo may elect to receive payment of carried interest receivable from AAA Investments in cash or in common shares of Athene Holding (valued at the then fair market value); and if Apollo elects to receive payment of such carried interest in cash, then common shares of Athene Holding shall be distributed to Apollo and immediately sold by Apollo to pay for such carried interest in cash. For the years ended December 31, 2016, 2015 and 2014, the Company recorded carried interest income, taking into account the related profit sharing expense, of $47.8 million, $36.1 million and $14.6 million, respectively, from AAA Investments, which is recorded in the consolidated statements of operations. As of December 31, 2016 and December 31, 2015, the Company had a $229.8 million and $185.5 million carried interest receivable, respectively, related to AAA Investments. As of December 31, 2016 and December 31, 2015, the Company had a related profit sharing payable of $80.6 million and $62.8 million, respectively, recorded in profit sharing payable in the consolidated statements of financial condition.
For the years ended December 31, 2016, 2015 and 2014, Apollo earned revenues in the aggregate totaling $547.0 million, $526.5 million and $546.5 million, respectively, consisting of management fees, sub-advisory, monitoring fees and carried interest income from Athene after considering the related profit sharing expense and changes in the market value of the Athene Holding shares owned directly by Apollo, which is recorded in the consolidated statements of operations. These amounts exclude the deferred revenue recognized as management fees associated with the vesting of AHL Awards granted to employees of Athene Asset Management as further described in note 13.
The Company had an approximate 8.9% economic ownership interest in Athene Holding as of December 31, 2016, which comprises Apollo’s direct 8.0% economic ownership interest in Athene Holding plus an additional 0.9% economic ownership interest, which is calculated as the sum of the Company’s approximate 2.2% economic ownership interest in AAA and the Company’s approximate 0.06% economic ownership interest in AAA Investments, multiplied by AAA Investments’ approximate 39.4% economic ownership interest in Athene, calculated without giving effect to restricted common shares issued under Athene’s management equity plan as of December 31, 2016.
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
AAA Investments Credit Agreement
On April 30, 2015, Apollo entered into a revolving credit agreement with AAA Investments (“AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR plus 1.5%. The Company receives an annual commitment fee of 0.125% on the unused portion of

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

the loan. As of December 31, 2016, $4.0 million had been advanced by the Company and remained outstanding on the AAA Investments Credit Agreement.
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at December 31, 2016. From time to time, this entity is involved in transactions with related parties of Apollo, including portfolio companies of the funds Apollo manages, whereby AGS earns underwriting and transaction fees for its services.
Interests in Consolidated Entities
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to Non-Controlling Interests consisted of the following:

	For the Years Ended December 31,
	2016	2015	2014
AAA(1)	$—	$—	$(196,964)
Interest in management companies and a co-investment vehicle(2)	(7,403)	(10,543)	(13,186)
Other consolidated entities	1,614	(10,821)	(17,590)
Net income attributable to Non-Controlling Interests in consolidated entities	(5,789)	(21,364)	(227,740)
Net income attributable to Appropriated Partners’ Capital(3)	—	—	70,729
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	(561,668)	(194,634)	(404,682)
Net Income attributable to Non-Controlling Interests	$(567,457)	$(215,998)	$(561,693)
Net income attributable to Appropriated Partners’ Capital(4)	—	—	(70,729)
Other comprehensive loss attributable to Non-Controlling Interests	2,587	7,020	591
Comprehensive Income Attributable to Non-Controlling Interests	$(564,870)	$(208,978)	$(631,831)

(1)
Reflects the Non-Controlling Interests in the net (income) loss of AAA and is calculated based on the Non-Controlling Interests ownership percentage in AAA as of December 31, 2014, which was approximately 97.5%. As of December 31, 2014, Apollo owned approximately 2.5% of AAA. AAA was deconsolidated effective January 1, 2015 as a result of the Company’s adoption of new accounting guidance, as described in note 2.

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

15. COMMITMENTS AND CONTINGENCIES
Investment Commitments—As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of December 31, 2016 and December 31, 2015 of $607.9 million and $566.3 million, respectively.
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of December 31, 2016, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.
Litigation and Contingencies—Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and lawsuits, reviews, investigations or proceedings by governmental and self regulatory agencies regarding its business.
Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. California Public Employees’ Retirement System (“CalPERS”), one of Apollo’s Strategic Investors, announced on October 14, 2009, that it had initiated a special

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

review of placement agents and related issues. The report of the CalPERS’ Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (“Arvco”) (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’s purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Likewise, on April 23, 2012, the SEC filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. On March 14, 2013, the United States Department of Justice unsealed an indictment against Messrs. Villalobos and Buenrostro alleging, among other crimes, fraud in connection with those same activities; again, Apollo is not accused of any wrongdoing and in fact is alleged to have been defrauded by the defendants. The criminal action was set for trial in a San Francisco federal court in July 2014, but was put on hold after Mr. Buenrostro pleaded guilty on July 11, 2014. As part of Mr. Buenrostro’s plea agreement, he admitted to taking cash and other bribes from Mr. Villalobos in exchange for several improprieties, including attempting to influence CalPERS’ investing decisions and improperly preparing disclosure letters to satisfy Apollo’s requirements. There is no suggestion that Apollo was aware that Mr. Buenrostro had signed the letters with a corrupt motive. The government has indicated that they will file new charges against Mr. Villalobos incorporating Mr. Buenrostro’s admissions. On August 7, 2014, the government filed a superseding indictment against Mr. Villalobos asserting additional charges. Trial had been scheduled for February 23, 2015, but Mr. Villalobos passed away on January 13, 2015. Additionally, on April 15, 2013, Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) brought a civil action in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) against Apollo. The action is related to the ongoing bankruptcy proceedings of the Arvco Debtors. This action alleges that Arvco served as a placement agent for Apollo in connection with several funds associated with Apollo, and seeks to recover purported fees the Arvco Debtors claim Apollo has not paid them for a portion of Arvco’s placement agent services. In addition, the Arvco Debtors allege that Apollo has interfered with the Arvco Debtors’ commercial relationships with third parties, purportedly causing the Arvco Debtors to lose business and to incur fees and expenses in the defense of various investigations and litigations. The Arvco Debtors also seek compensation from Apollo for these alleged lost profits and fees and expenses. The Arvco Debtors’ complaint asserts various theories of recovery under the Bankruptcy Code and common law. Apollo denies the merit of all of the Arvco Debtors’ claims and will vigorously contest them. The Bankruptcy Court had stayed this action pending the result in the criminal case against Mr. Villalobos but lifted the stay on May 1, 2015; in light of Mr. Villalobos’s death, the criminal case was dismissed. On August 25, 2016, Christina Lovato, in her capacity as the Chapter 7 Trustee for the Arvco Debtors, filed an amended complaint. No estimate of possible loss, if any, can be made at this time.
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
There are several pending actions concerning transactions related to Caesars Entertainment Corporation (“Caesars Entertainment”), Caesars Entertainment Operating Company, Inc. (“CEOC”) and certain of their respective subsidiaries.

A.
In re: Caesars Entertainment Operating Company, Inc. bankruptcy proceedings, No. 15-01145 (N.D. Ill. Bankr.) (the “Illinois Bankruptcy Action”). On January 17, 2017, an order was entered in the Illinois Bankruptcy Action confirming a plan of reorganization for CEOC and its debtor subsidiaries (the “Plan”) which, inter alia, grants broad releases to Apollo (as defined below) and others.  The Plan is likely to become effective in the third quarter of 2017 after the conditions to its effectiveness have been satisfied. On the effective date of the Plan (the “Plan Effective Date”), the Apollo Released Parties (as defined below) will be released from the claims in the WSFS Action, the UMB Action, the Trilogy Action, the Danner Action, the BOKF Action, the UMB SDNY Action, the Wilmington Trust Action and the CEOC Action (each as defined below).

•
Background: On January 12, 2015, three holders of CEOC second lien notes filed an involuntary bankruptcy petition against CEOC in the United States Bankruptcy Court for the District of Delaware (the “Delaware Bankruptcy Action”). On January 15, 2015, CEOC and certain of its affiliates (collectively the “Debtors”) filed the Illinois Bankruptcy Action under Chapter 11 in the Northern District of Illinois. On February 2, 2015, the court in the Delaware Bankruptcy Action ordered that all bankruptcy proceedings relating to the Debtors should take place in the Illinois Bankruptcy Action. The Illinois Bankruptcy Court held an evidentiary hearing to determine whether the Debtors’ petition date was January 12, 2015 or January 15, 2015; this motion has not yet been ruled on by the Illinois Bankruptcy Court, and pursuant to the Plan this motion will be dismissed as moot. Certain of the Debtors’ creditors indicated in filings with the Illinois Bankruptcy Court that an investigation into certain acts and transactions that predated the Debtors’ bankruptcy filing could lead to claims against a number of parties, including AGM and certain of its affiliates. No such claims were brought by the Debtors’ prepetition creditors against Apollo in the Illinois Bankruptcy Action. On May 13, 2016, the Official Committee of Second Priority Noteholders (the “Second Lien Noteholders Committee”) filed a motion seeking an Order granting it standing to commence, prosecute and settle claims on behalf of the Debtors’ estates (the “Standing Motion”). The proposed complaint filed with the Standing Motion names Apollo and many others as defendants (see also “H” below). On or about September 27, 2016, Caesars Entertainment and the Debtors announced that they had received confirmations from representatives of the Debtors’ major creditor groups of those groups’ support for a term sheet that describes the key economic terms of a proposed consensual chapter 11 plan for the Debtors. On October 4, 2016, the Debtors filed the Third Amended Joint Plan of Reorganization which subsequently was amended and became the Plan. As part of the Plan, and in connection with the merger between Caesars Entertainment and Caesars Acquisition Company (“CAC”), funds managed by Apollo will not retain any of their equity interests in the merged Caesars Entertainment on account of their pre-merger Caesars Entertainment shares. Such equity interests would, instead, be for the benefit of CEOC’s creditors. Funds managed by Apollo will, however, retain their equity interests in the merged Caesars Entertainment on account of their CAC shares. The voting deadline on the Plan was November 21, 2016, and approximately 90% in dollar amount of the Debtors’ creditors voted in favor of the Plan. On October 17, 2016, the Bankruptcy Court granted the Debtors’ requested injunction of the WSFS, Trilogy, Danner, UMB, Wilmington Trust and BOKF Actions (defined below “B”, “C”, “D”, “F” and “G”) (the “105 Injunction”) through the first omnibus hearing after Plan confirmation, and by order

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

dated January 26, 2017 the 105 Injunction was extended to, inter alia, the Plan Effective Date. At the confirmation hearing, no creditor presented any objection to the Plan. As noted above, the Plan was confirmed by the Illinois Bankruptcy Court and will become effective after the conditions to its effectiveness have been satisfied. The Plan provides several parties, including, Apollo and certain of its affiliates (collectively referred to as  the "Apollo Released Parties") with a release of claims that the Debtors and the Debtors’ creditors have or may have against any or all of the Apollo Released Parties, including those described below in the WSFS Action, the Trilogy Action, the Danner Action, the UMB Action, the BOKF Action, the Wilmington Trust Action and the CEOC Action.

B.
Wilmington Savings Fund Society, FSB v. Caesars Entertainment Corp. et al., No. 10004-CVG (Del. Ch.) (the “WSFS Action”). On August 4, 2014, Wilmington Savings Fund Society, FSB (“WSFS”), as trustee for certain CEOC second-lien notes, sued Caesars Entertainment, CEOC, other Caesars Entertainment-affiliated entities, and certain of Caesars Entertainment’s directors, including Marc Rowan, Eric Press, David Sambur (each an Apollo Partner) and Jeffrey Benjamin (a consultant to Apollo), in Delaware’s Court of Chancery (the “Delaware Court”). WSFS (i) asserts claims (against some or all of the defendants) for fraudulent conveyance, breach of fiduciary duty, breach of contract, corporate waste, and aiding and abetting related to certain transactions among CEOC and certain of its subsidiaries and Caesars Entertainment and certain of its affiliates, and (ii) requests (among other things) that the Delaware Court unwind the challenged transactions and award damages. WSFS served a subpoena for documents on Apollo on September 11, 2014, but Apollo’s response was stayed during the pendency of motions to dismiss under a September 23, 2014 stipulated order. On March 18, 2015, the Delaware Court denied Defendants’ motion to dismiss. Apollo served responses and objections to WSFS’ subpoena on March 25, 2015. Caesars Entertainment answered the complaint on April 1, 2015. During the pendency of CEOC’s bankruptcy proceedings, the WSFS Action has been automatically stayed with respect to CEOC. WSFS additionally advised the Illinois Bankruptcy Court that, during CEOC’s bankruptcy proceedings, WSFS would only pursue claims in the WSFS Action relating to whether Caesars Entertainment remains liable on a guarantee of certain of CEOC’s second priority notes. On July 17, 2015, WSFS served supplemental subpoenas to several entities affiliated with AGM, and AGM and these entities have substantially completed their production of non-privileged documents responsive to those subpoenas. On March 11, 2016, WSFS filed a motion for partial summary judgment (the “Summary Judgment Motion”) on its breach of contract claim against Caesars Entertainment. On April 25, 2016, Caesars Entertainment filed a joint Cross-Motion for Partial Summary Judgment and answering brief in opposition to WSFS’ Summary Judgment Motion (the “Cross-Motion”). WSFS filed its joint reply and opposition to Caesars Entertainment’s Cross-Motion on May 25, 2016, and Caesars Entertainment filed a reply to WSFS’ opposition on June 9, 2016. On June 15, 2016, the Illinois Bankruptcy Court issued a temporary restraining order and preliminary injunction pursuant to Section 105(a) of the Bankruptcy Code enjoining the plaintiffs in the WSFS Action from prosecuting actions against Caesars Entertainment until August 29, 2016. On October 17, 2016, the Illinois Bankruptcy Court granted the 105 Injunction staying the WSFS Action initially through the first omnibus hearing after Plan confirmation, and now through, inter alia, the Plan Effective Date. Pursuant to the Plan, the Apollo Released Parties will be released from all claims relating to the WSFS Action. As aforementioned, the Plan was confirmed by an order dated January 17, 2017.

C.
Trilogy Portfolio Company, L.L.C., et al. v. Caesars Entertainment Corp., et al., No. 14-cv-7091 (S.D.N.Y.) (the “Trilogy Action”). On September 3, 2014, institutional investors allegedly holding approximately $137 million in CEOC unsecured senior notes sued CEOC and Caesars Entertainment in federal court in New York (the “New York Court”) for breach of contract and the implied covenant of good faith, Trust Indenture Act (“TIA”) violations, and a declaratory judgment challenging the August 2014 private financing transaction in which a portion of outstanding senior unsecured notes were purchased by Caesars Entertainment, and a majority of the noteholders agreed to amend the indenture to terminate Caesars Entertainment’s guarantee of the notes and modify certain restrictions on CEOC’s ability to sell assets. Caesars Entertainment and CEOC filed a motion to dismiss on November 12, 2014. On January 15, 2015, the New York Court granted the motion with respect to a TIA claim by Trilogy but otherwise denied the motion. On January 30, 2015, plaintiffs filed an amended complaint seeking relief against Caesars Entertainment only, and Caesars Entertainment answered on February 12, 2015. On October 2, 2014, a related putative class action complaint was filed on behalf of the holders of these notes captioned Danner v. Caesars Entertainment Corp., et al., No. 14-cv-7973 (S.D.N.Y.) (the “Danner Action”), against Caesars Entertainment alleging claims similar to those in the Trilogy Action. On February 19, 2015, plaintiffs filed an amended complaint, and Caesars Entertainment answered the amended complaint on February 25, 2015. In March 2015, each of Trilogy and Danner served subpoenas for documents on Apollo. Apollo produced responsive, non-privileged documents in response to those subpoenas. In July 2015, Trilogy and Danner served subpoenas for depositions on Apollo and those depositions were completed on September 22, 2015. On October 23, 2015, Trilogy and Danner filed motions

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

for partial summary judgment, related to TIA and breach of contract claims. On December 29, 2015, the New York Court denied the motions for partial summary judgment. On March 23, 2016, the judge presiding over the Trilogy and Danner Actions announced that she was retiring from the bench effective April 28, 2016. A new judge was assigned to preside over the Trilogy and Danner Actions (in addition to the BOKF, UMB SDNY and Wilmington Trust Actions, defined below). On April 6, 2016, the parties agreed to a renewed summary judgment schedule for the Trilogy, Danner, BOKF, UMB SDNY (as defined below) and Wilmington Trust Actions. The moving parties submitted their briefs to the New York Court on May 10, 2016. Opposition briefs were filed on May 31, 2016. Reply briefs were filed on June 14, 2016. On June 15, 2016, the Illinois Bankruptcy Court issued a temporary restraining order and preliminary injunction pursuant to Section 105(a) of the Bankruptcy Code, enjoining the plaintiffs in the Trilogy and Danner Actions from prosecuting actions against Caesars Entertainment until August 29, 2016. On October 17, 2016, the Illinois Bankruptcy Court granted the 105 Injunction, staying the Trilogy and Danner Actions initially through the first omnibus hearing after Plan confirmation and now by order dated January 26, 2017 through, inter alia, the Plan Effective Date. Pursuant to the Plan, the Apollo Released Parties will be released from all claims relating to the Trilogy and Danner Actions.  As aforementioned, the Plan was confirmed by an order dated January 17, 2017.

D.
UMB Bank v. Caesars Entertainment Corporation, et al., No. 10393 (Del. Ch.) (the “UMB Action”). On November 25, 2014, UMB Bank, as trustee for certain CEOC notes, sued Caesars Entertainment, CEOC, other Caesars Entertainment-affiliated entities and certain of Caesars Entertainment’s directors, including Marc Rowan, Eric Press, David Sambur (each an Apollo Partner) and Jeffrey Benjamin (an Apollo consultant), in the Delaware Court. The UMB Action alleges claims for actual and constructive fraudulent conveyance and transfer, insider preferences, illegal dividends, breach of contract, intentional interference with contractual relations, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, usurpation of corporate opportunities, and unjust enrichment. The UMB Action seeks appointment of a receiver for CEOC, a constructive trust and other relief. The UMB Action has been assigned to the same judge overseeing the WSFS Action. The UMB Action has effectively been stayed since April 7, 2016, and on October 17, 2016, the Illinois Bankruptcy Court granted the 105 Injunction staying the UMB Action initially through the first omnibus hearing after Plan confirmation and now by order dated January 26, 2017 through, inter alia, the Plan Effective Date. Pursuant to the Plan, the Apollo Released Parties will be released from all claims relating to the UMB Action.  As aforementioned, the Plan was confirmed by an order dated  January 17, 2017.

E.
Koskie v. Caesars Acquisition Company, et al., No. A-14-711712-C (Clark Cnty Nev. Dist. Ct.) (the “Koskie Action”). On December 30, 2014, Nicholas Koskie brought a shareholder class action on behalf of shareholders of Caesars Acquisition Company (“CAC”) against CAC, Caesars Entertainment, and members of CAC’s Board of Directors, including Marc Rowan and David Sambur (each an Apollo partner). The lawsuit challenges CAC’s and Caesars Entertainment’s plan to merge, alleging that the proposed transaction will not give CAC shareholders fair value. Koskie asserts claims for breach of fiduciary duty relating to the director defendants’ interrelationships with the entities involved the proposed transaction. The case has been dismissed for failure to prosecute, and the time granted to the plaintiff to refile has passed without there being any refiling.

F.
BOKF, N.A. v. Caesars Entertainment Corporation, No. 15-156 (S.D.N.Y) (the “BOKF Action”). On March 3, 2015, BOKF, N.A., as trustee for certain CEOC notes, sued Caesars Entertainment in the New York Court. The lawsuit alleges claims for breach of contract, intentional interference with contractual relations and a declaratory judgment, and seeks to enforce Caesars Entertainment’s guarantee of certain CEOC notes. The BOKF Action has been assigned to the same judge in the New York Court as the Trilogy and Danner Actions. On March 25, 2015, Caesars Entertainment filed an answer to the complaint. On May 19, 2015, BOKF sent the New York Court a letter requesting permission to file a partial summary judgment motion on Counts II and V of its complaint, related to the validity and enforceability of Caesars Entertainment’s guarantee of certain notes issued by CEOC and alleged violations of the Trust Indenture Act, 15 U.S.C. §§ 76aaa, et seq. The Trilogy and Danner plaintiffs did not join BOKF’s request to file for partial summary judgment. On May 28, 2015, the New York Court granted BOKF permission to move for partial summary judgment. On June 15, 2015, another related complaint captioned UMB Bank, N.A. v. Caesars Entertainment Corp., et al., No. 15-cv-4634 (S.D.N.Y.) (the “UMB SDNY Action”) was filed by UMB Bank, N.A., solely in its capacity as Indenture Trustee of certain first lien notes (“UMB”), against Caesars Entertainment alleging claims similar to those alleged in the BOKF, Trilogy and Danner Actions. On June 16, 2015, UMB sent a letter to the New York Court requesting permission to file a partial summary judgment motion on the same schedule with BOKF. On June 26, 2015, BOKF and UMB filed partial summary judgment motions (the “Partial Summary Judgment Motions”). On July 24, 2015, Caesars Entertainment filed its opposition to the Partial Summary Judgment Motions, and on August 7, 2015, BOKF and UMB filed reply briefs in

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

further support of the Partial Summary Judgment Motions. On August 27, 2015, the New York Court denied the Partial Summary Judgment Motions and certified its opinion for an interlocutory appeal to the United States Court of Appeals for the Second Circuit. On December 22, 2015, the Second Circuit declined to hear the interlocutory appeal. Separately, on November 20, 2015, BOKF and UMB filed a second set of motions for partial summary judgment, on the issue of the disputed contract interpretation related to indenture release provisions. On January 5, 2016 the New York Court denied these motions. At a hearing on February 22, 2016, the New York Court bifurcated the trial in the BOKF and UMB SDNY Actions and scheduled the trial on the breach of contract and TIA claims to begin on March 14, 2016. The New York Court ordered a separate trial on the claims for breach of the covenant of good faith and fair dealing and tortious interference with contract to begin at a later date to be determined. On February 26, 2016, the Illinois Bankruptcy Court granted the stay request as to the BOKF Action until May 9, 2016, resulting in a stay of the trial on the breach of contract and TIA claims in the BOKF and UMB SDNY Actions. On February 24, 2016, Caesars Entertainment filed a motion for partial summary judgment to dispose of the claims for (1) breach of the implied covenant of good faith and fair dealing brought by BOKF and UMB, and (2) intentional interference with contractual relations brought by BOKF. The moving parties submitted their briefs on May 10, 2016. Opposition briefs were filed on May 31, 2016. Reply briefs were filed on June 14, 2016. On June 15, 2016, the Illinois Bankruptcy Court issued a temporary restraining order and preliminary injunction pursuant to Section 105(a) of the Bankruptcy Code, enjoining the plaintiffs in the BOKF Action from prosecuting actions against Caesars Entertainment until August 29, 2016. On October 17, 2016, after several motions and appeals relating to extending the stay past August 29, 2016, the Illinois Bankruptcy Court granted the 105 Injunction staying the BOKF Action initially through the first omnibus hearing after Plan confirmation and now by order dated January 26, 2017 through, inter alia, the Plan Effective Date. Pursuant to the Plan, the Apollo Released Parties will be released from all claims relating to the BOKF Action. As aforementioned, the Plan was confirmed by an order dated January 17, 2017.

G.
Wilmington Trust, National Association v. Caesars Entertainment Corporation, No. 15-cv-08280 (S.D.N.Y.) (the “Wilmington Trust Action”). On October 20, 2015, Wilmington Trust, N.A., solely in its capacity as Indenture Trustee for the 10.75% Notes due 2016 (“Wilmington Trust”), sued Caesars Entertainment in the New York Court alleging claims similar to those alleged in the BOKF, UMB, Trilogy, and Danner Actions. The parties cross-moved for partial summary judgment on the same schedule as the Trilogy Action. Caesars Entertainment argued that its actions did not violate the TIA and that its guarantee of the 10.75% Notes was automatically released under a certain clause contained in the indenture governing the 10.75% Notes. Wilmington Trust argued that Caesars Entertainment’s actions constituted an improper out-of-court reorganization under the TIA and that Caesars Entertainment’s guarantee was not released because the necessary conditions precedent did not occur. Although the temporary restraining order and preliminary injunction issued by the Illinois Bankruptcy Court did not apply to the Wilmington Trust Action, on July 6, 2016, Wilmington Trust and Caesars Entertainment filed a stipulation staying the Wilmington Trust Action until August 29, 2016. The New York Court scheduled oral argument for August 30, 2016. A motion was made by CEOC and the other Debtors to the Illinois Bankruptcy Court to extend the stay beyond August 29, 2016, which motion was denied. On October 17, 2016, the Illinois Bankruptcy Court granted the 105 Injunction staying the Wilmington Trust Action initially through the first omnibus hearing after Plan confirmation and now by order dated January 26, 2017 through, inter alia, the Plan Effective Date. Pursuant to the Plan, the Apollo Released Parties will be released from all claims relating to the Wilmington Trust Action. As aforementioned, the Plan was confirmed by an order dated January 17, 2017.

H.
CEOC v. Caesars Entertainment et al., Illinois Bankruptcy Court (the “CEOC Action”). On or about August 9, 2016, CEOC and certain of the other Debtors commenced a “placeholder” lawsuit against Caesars Entertainment, AGM, Caesars Entertainment directors (including Messrs. Rowan, Sambur, Press and Benjamin) and certain of its officers, and many others to, inter alia, prevent the statute of limitations from running respecting any claim owned by a Debtor’s estate. This lawsuit basically asserts the claims identified in the Examiner’s Report and has been stayed by an order of the Bankruptcy Court. Pursuant to the Plan, the Apollo Released Parties will be released from all claims relating to the CEOC Action. As aforementioned, the Plan was confirmed by an order dated January 17, 2017.

Apollo believes that the claims in the WSFS Action, the UMB Action, the Trilogy Action, the Danner Action, the Koskie Action, the BOKF Action, the UMB SDNY Action, the Wilmington Trust Action and the CEOC Action are without merit. For this reason, and because the confirmed Plan has not become effective yet, no reasonable estimate of possible loss, if any, can be made at this time.
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
On June 12, 2015, a putative class action was commenced in the United States District Court for the Northern District of California (“California Court”) by Rachel Silva (“Silva”) and Don Hudson (“Hudson”), on behalf of themselves and all others similarly situated, against Aviva plc; Athene Annuity and Life Company f/k/a Aviva Life and Annuity Company (“Aviva”); Athene USA Corporation f/k/a Aviva USA Corporation; Athene Holding; Athene Life Re Ltd.; Athene Asset Management; and AGM. The original complaint in this action alleged violations of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. Sections 1962(c) and (d). The plaintiffs alleged that commencing in 2007 and continuing thereafter, Aviva and its then management engaged in a scheme to, among other things, falsely represent the financial strength of and hide the true financial condition of Aviva by, among other things, allegedly ceding risky liabilities to Aviva’s undercapitalized subsidiaries and affiliates, misvaluing assets, and failing to make required disclosures to purchasers of policies, and that after Athene Holding purchased all of the outstanding stock of Aviva’s parent effective October 2, 2013 the scheme was “unwound and rewound” so as to continue, and that as a result thereof some of the purchasers of annuity products issued by Aviva were charged an excessive price and were damaged as a result thereof. All defendants (except Aviva plc) (a) moved to transfer this action to the United States District Court for the Southern District of Iowa (“Iowa Court”) and (b) moved to dismiss this action. Aviva plc separately moved to dismiss the action for lack of jurisdiction over it. The California Court granted the motion to transfer to the Iowa Court and denied without prejudice the motions to dismiss. Plaintiff Hudson moved for leave to amend the complaint, which motion was granted by the Iowa Court. The amended complaint removed Silva as a named plaintiff and removed Aviva plc as a defendant, but otherwise substantively makes the same or similar allegations. The Defendants have moved to dismiss the amended complaint, and that motion has been fully briefed. The Court has

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

now stayed its decision on the motion to dismiss and discovery until the Eighth Circuit Court of Appeals renders its decision in a different case that has some of the same jurisdictional issues. If the action is not dismissed, Athene Asset Management and AGM (and the other defendants) will deny the material allegations of the amended complaint and will vigorously defend themselves against these claims. Although neither Athene Asset Management nor AGM can predict the ultimate outcome of this action, each believes that it is without merit, and because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.
After the announcement of the execution of the Agreement and Plan of Merger among Apollo Commercial Real Estate Finance, Inc., Apollo Residential Mortgage, Inc. and Arrow Merger Sub, Inc. (“Merger Sub”), two putative class action lawsuits challenging the proposed merger, captioned Aivasian v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001532, and Wiener v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001837, were filed in the Circuit Court for Baltimore City. A putative class and derivative lawsuit was later filed in the same Court, captioned Crago v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-002610. Following a hearing on May 6, 2016, the Court entered orders among other things, consolidating the three actions under the caption In Re Apollo Residential Mortgage, Inc. Shareholder Litigation, Case No.: 24-C-16-002610. The plaintiffs have designated the Crago complaint as the operative complaint. The operative complaint includes both direct and derivative claims, names as defendants AGM, AMTG, the board of directors of AMTG (the “AMTG Board”), ARI, Merger Sub and Athene Holding and alleges, among other things, that the members of the AMTG Board breached their fiduciary duties to AMTG’s stockholders and that the other defendants aided and abetted such fiduciary breaches. The operative complaint further alleges, among other things, that the proposed merger involves inadequate consideration, was the result of an inadequate and conflicted sales process, and includes unreasonable deal protection devices that purportedly preclude competing offers. It also alleges that the transactions with Athene Holding are unfair and that the registration statement on Form S-4 filed with the SEC on April 6, 2016 contains materially misleading disclosures and omits certain material information. The operative complaint seeks, among other things, certification of the proposed class, declaratory relief, preliminary and permanent injunctive relief, including enjoining or rescinding the merger, unspecified damages, and an award of other unspecified attorneys’ and other fees and costs. On May 6, 2016, counsel for the plaintiffs filed with the Court a stipulation seeking the appointment of interim co-lead counsel, which stipulation was approved by the Court on June 9, 2016. Defendants’ motions to dismiss have been fully briefed, and oral argument was held on December 8, 2016. Apollo believes that the claims asserted in the complaints are without merit. For this reason, and because the claims are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.
Following the March 14, 2016 announcement that The Fresh Market, Inc. (“TFM”) had entered into a merger agreement with certain entities affiliated with Apollo (the “TFM Merger Agreement”), two Petitions for Appraisal of Stock were filed in the Chancery Court for the State of Delaware. The first, captioned Hudson Bay Master Fund, Ltd. and Brigade Leveraged Capital Structures Fund, Ltd. v. The Fresh Market, Inc., was filed May 23, 2016 on behalf of holders of 1,660,000 shares of common stock of TFM and names only TFM as the respondent. The second captioned Verition Multi-Strategy Master Ltd. and Verition Partners Master Fund Ltd. v. The Fresh Market, Inc. was filed August 22, 2016 on behalf of holders of 1,198,318 shares of common stock of TFM and names only TFM as the respondent. Both actions seek a determination of the fair value of the shares of the common stock of TFM under Section 262 of the Delaware Corporate Code. The two actions have since been consolidated and will proceed together under the caption, In re Appraisal of The Fresh Market, Inc., Case No. 12372-VCG (the “Appraisal Action”). The Court in the Appraisal Action has scheduled a trial on the merits to take place in November 2017. In addition, a purported shareholder class action, captioned Elizabeth Morrison v. Ray Berry, et. al., Case No. 12808-VCG, was filed October 6, 2016 in the Chancery Court for the State of Delaware and names as defendants TFM’s former officers and directors (the “Morrison Action”). The Morrison Action alleges, among other things, that the TFM officers and directors breached their fiduciary duties to the TFM shareholders in connection with their consideration and approval of the TFM Merger Agreement, including by engaging in a sale process that improperly favored AGM and/or Apollo Management VIII, L.P., by agreeing to an inadequate price and by filing materially deficient disclosures regarding the transaction. The Court has not yet set a schedule for resolving this Action on the merits. Because each of the pending actions is in the early stages, no reasonable estimate of possible loss, if any, can be made. Apollo believes that each of these actions is without merit.
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
Between February 25 and March 23, 2016, plaintiffs filed five putative class actions in the Superior Court of Maricopa County, Arizona, on behalf of purported stockholders of Apollo Education Group, Inc.  The actions were captioned as follows:  Casey v. Apollo Education Group, Inc., et al., CV2016-051605 (Ariz. Super. Ct. Feb. 25, 2016); Miglio v. Apollo Education Group, Inc., et al., CV2016-003718 (Ariz. Super. Ct. Feb. 26, 2016); Wagner v. Apollo Education Group, Inc., et al., CV2016-001905 (Ariz. Super. Ct. Mar. 9, 2016); Ladouceur v. Apollo Education Group, Inc., et al., CV2016-002148 (Ariz. Super. Ct. Mar. 17, 2016); Simkhovich v. Apollo Education Group, Inc., et al., CV2016-002339 (Ariz. Super. Ct. Mar. 23, 2016).  The defendants include, among others, Apollo Education Group, Inc. (“AEG”), members of AEG’s board of directors, AGM, Fund VIII, AP VIII Queso Holdings, L.P., which is a subsidiary of funds affiliated with Apollo Management VIII, L.P., and AGM, and Socrates Merger Sub, Inc., which is a wholly owned subsidiary of AP VIII Queso Holdings, L.P.  The complaints allege that AEG’s directors breached their fiduciary duties to AEG’s stockholders by entering into a merger agreement that provides for AEG to be acquired by AP VIII Queso Holdings, L.P., and Socrates Merger Sub, Inc.  Plaintiffs claim that AEG’s directors engaged in a flawed sales process, agreed to a price that does not adequately compensate AEG’s stockholders, and agreed to certain unfair deal protection terms in connection with the merger agreement.  Two of the complaints further allege (1) that AEG’s directors breached their fiduciary duty of candor by filing a materially incomplete and misleading preliminary proxy statement, and (2) that the sales process was flawed because of certain alleged conflicts with AEG’s financial advisors.  All the complaints allege that AP VIII Queso Holdings, L.P., and Socrates Merger Sub, Inc., aided and abetted the alleged breaches.  The complaints that name as defendants AGM and Fund VIII, allege that those entities also aided and abetted the alleged breaches.  No amount of damages is specified in any of the complaints.  On April 12, 2016, the Court consolidated all the actions under the following caption:  In re Apollo Education Group, Inc. Shareholder Litigation, Lead Case No. CV2016-001905 (Ariz. Super. Ct.).  The parties have informed the Court that they have entered into a memorandum of understanding providing for the settlement of the suit. The settlement contemplated by the memorandum will provide for the dismissal with prejudice on the merits and release of any and all claims by the proposed class against Defendants. The settlement also will recognize that the pendency of the suit was a factor in the decision by the purchasers of AEG to increase the price offered to acquire all of the outstanding shares of AEG’s common stock from $9.50 per share to $10.00 per share. The settlement is contingent upon the consummation of the merger agreement, Plaintiffs’ taking confirmatory discovery, the execution of definitive settlement papers, certification of the proposed class, and court approval. The parties asked the court to extend the deadline by which the Plaintiffs must file an amended consolidated complaint or designate an operative complaint until November 8, 2016. The Court responded with an order explaining that the case will be dismissed on December 9, 2016, unless the parties submit a stipulated judgment or stipulated dismissal before that date, or the court otherwise extends the deadline for good cause.  On December 9, 2016, the parties requested that the court extend the deadline by which Plaintiffs must file their amended complaint to March 10, 2017. The motion explained that the Department of Education had provided its response to a pre-acquisition application for approval of the merger agreement, indicating that the continuing participation of the University of Phoenix in Title IV programs following consummation of the merger would be subject to certain conditions. The motion further explained that the defendants were evaluating the Department of Education’s response, its implications for the merger, and that any closing of the merger would be delayed. On December 15, 2016, the Court responded to the parties’ motion with an order explaining that it would dismiss the case on March 10, 2017, unless the parties submitted a final judgment or stipulated dismissal before that date, or the Court otherwise extends the deadline for good cause. Because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.
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
On December 12, 2016, the CORE Litigation Trust (the “Trust”), which was created under the Chapter 11 reorganization plan for CORE Media and other affiliated entities, including CORE Entertainment, Inc. (“CORE”), approved by the Southern

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

District of New York Bankruptcy Court on September 22, 2016, commenced an action in California Superior Court for Los Angeles County, captioned Core Litigation Trust v. Apollo Global Management, LLC, et al., Case No. BC 643732, which was removed to the United States District Court for the Central District of California on February 3, 2017. The Trust’s complaint asserts claims for inducing the breach of and tortiously interfering with $360 million in loans under the 2011 loan agreements entered into between CORE and certain First and Second Lien Lenders (the “Lenders”), who assigned their loan-agreement claims to the Trust as part of CORE’s Chapter 11 plan of reorganization. The complaint names as defendants: (i) AGM (ii) Apollo Global Securities, LLC, (iii) other AGM subsidiaries, (iv) the funds managed by Apollo that were the beneficial owners of CORE Media (the “CORE Funds”), (v) certain affiliated-entities through which the CORE Funds owned their beneficial interest in CORE Media, (vi) Twenty-First Century Fox, Inc. (“Fox”) and certain Fox affiliates, and (vii) Endemol USA Holding, Inc. (“Endemol”) and certain Endemol-affiliated entities. The Trust alleges that defendants’ participation in certain transactions related to CORE-including the December 12, 2014 formation of the joint venture through which the CORE Funds and Fox beneficially owned CORE Media and Endemol Shine-induced CORE to breach the loan agreements and tortiously interfered with CORE’s performance of its obligations under the loan agreements. The Trust seeks unspecified compensatory and punitive damages. Apollo believes these claims are without merit. Because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.
In December 2016, the Company received a subpoena from the SEC principally concerning the Company's disclosure of IRR calculations for certain private equity funds, costs associated with a European service provider, and certain personnel changes.  These topics generally track matters with which the Company is familiar and has previously examined. The Company is fully cooperating with the SEC in this matter.
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
As of December 31, 2016, the approximate aggregate minimum future payments required for operating leases were as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
Aggregate minimum future payments	$34,705	$30,969	$30,198	$13,473	$4,572	$6,853	$120,770
Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $40.5 million, $41.9 million and $42.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in general, administrative and other on the consolidated statements of operations.
Other long-term obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of December 31, 2016, fixed and determinable payments due in connection with these obligations were as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
Other long-term obligations	$19,229	$6,398	$3,694	$1,365	$1,365	$1,365	$33,416

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Contingent Obligations—Carried interest income with respect to private equity funds and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through December 31, 2016 and that would be reversed approximates $2.9 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company, as general partner, has received more carried interest income than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund or as otherwise set forth in the respective limited partnership agreement of the fund. See note 14 to our consolidated financial statements for further details regarding the general partner obligation.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of December 31, 2016, there were no underwriting commitments outstanding related to such offerings.
As of December 31, 2016, one of the Company’s subsidiaries had unfunded contingent commitments of $22.1 million, to facilitate fundings at closing by lead arrangers for syndicated term loans issued by portfolio companies of a fund managed by Apollo. The commitments expire by February 13, 2017. As of February 13, 2017, the unfunded commitment was approximately $1.0 million.
Contingent Consideration—In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing payable in the consolidated statements of financial condition. The fair value of the remaining contingent obligation was $106.3 million and $70.9 million as of December 31, 2016 and December 31, 2015, respectively.
In connection with the Gulf Stream Asset Management, LLC (“Gulf Stream”) acquisition, the Company agreed to make payments to the former owners of Gulf Stream under a contingent consideration obligation which required the Company to transfer cash to the former owners of Gulf Stream based on a specified percentage of carried interest income. As of December 31, 2016, there was no contingent liability as the Gulf Stream liabilities had been satisfied. The contingent liability had a fair value of $8.7 million as of December 31, 2015, which was recorded in profit sharing payable in the consolidated statements of financial condition.
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
16. SEGMENT REPORTING
Apollo conducts its business primarily in the United States and substantially all of its revenues are generated domestically. Apollo’s business is conducted through three reportable segments: private equity, credit and real estate. Segment information is utilized by our Managing Partners, who operate collectively as our chief operating decision maker, to assess performance and to allocate resources. These segments were established based on the nature of investment activities in each underlying fund, including the specific type of investment made and the level of control over the investment.

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
Economic Income
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

EI is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. EI represents segment income before income tax provision excluding transaction-related charges arising from the 2007 private placement, and any acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. In addition, segment data excludes non-cash revenue and expense related to equity awards granted by unconsolidated related parties to employees of the Company, compensation and administrative related expense reimbursements, as well as the assets, liabilities and operating results of the funds and VIEs that are included in the consolidated financial statements.
Economic Income (Loss) for the years ended December 31, 2015 and 2014 includes a recast of salary, bonus and benefits due to management’s change in allocation methodology among the segments during the first quarter of 2016. All prior periods have been recast to conform to the current presentation. The impact to the combined segments’ total Economic Income (Loss) for all periods was zero.

	Impact on Economic Income (Loss)
	For the Year Ended December 31, 2015
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Total Economic Income (Loss), as previously presented	$70,968	$325,116	$(427)	$395,657
Impact of reclassification	(19,286)	13,447	5,839	—
Total Economic Income, as currently presented	$51,682	$338,563	$5,412	$395,657

	Impact on Economic Income
	For the Year Ended December 31, 2014
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Total Economic Income, as previously presented	$246,981	$507,986	$84	$755,051
Impact of reclassification	(32,858)	26,049	6,809	—
Total Economic Income, as currently presented	$214,123	$534,035	$6,893	$755,051

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present financial data for Apollo’s reportable segments as of and for the years ended December 31, 2016 and 2015 and for the year ended December 31, 2014:

	As of and for the Year Ended December 31, 2016
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Management fees from related parties	$321,995	$596,709	$58,945	$977,649
Advisory and transaction fees from related parties, net	128,675	12,533	5,907	147,115
Carried interest income from related parties:
Unrealized(1)	368,807	137,274	4,918	510,999
Realized	82,292	180,029	12,566	274,887
Total Revenues(2)	901,769	926,545	82,336	1,910,650
Expenses:
Compensation and benefits:
Salary, bonus and benefits	124,463	209,256	33,171	366,890
Equity-based compensation	27,549	34,185	2,734	64,468
Profit sharing expense	158,536	147,727	10,387	316,650
Total compensation and benefits	310,548	391,168	46,292	748,008
Non-compensation expenses:
General, administrative and other	71,323	125,639	21,528	218,490
Placement fees	2,297	22,047	89	24,433
Total non-compensation expenses	73,620	147,686	21,617	242,923
Total Expenses(2)	384,168	538,854	67,909	990,931
Other Income (Loss):
Income from equity method investments	66,281	33,290	3,010	102,581
Net gains from investment activities	11,379	127,229	—	138,608
Net interest loss	(14,187)	(20,669)	(4,163)	(39,019)
Other income (loss), net	1,650	(4,500)	692	(2,158)
Total Other Income (Loss)(2)	65,123	135,350	(461)	200,012
Non-Controlling Interests	—	(7,464)	—	(7,464)
Economic Income(2)	$582,724	$515,577	$13,966	$1,112,267
Total Assets(2)	$2,004,833	$2,505,980	$183,830	$4,694,643

(1)
Included in unrealized carried interest gains (losses) from related parties for the year ended December 31, 2016 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 14 for further details regarding the general partner obligation.

(2)
Refer below for a reconciliation of total revenues, total expenses, other income and total assets for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses, total consolidated other income (loss) and total assets.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of and for the Year Ended December 31, 2015
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Management fees from related parties	$295,836	$565,241	$50,816	$911,893
Advisory and transaction fees from related parties, net	(7,485)	17,246	4,425	14,186
Carried interest income (loss) from related parties:
Unrealized(1)	(314,161)	(80,534)	7,154	(387,541)
Realized	339,822	139,152	5,857	484,831
Total Revenues(2)	314,012	641,105	68,252	1,023,369
Expenses:
Compensation and benefits:
Salary, bonus and benefits	123,653	200,032	32,237	355,922
Equity-based compensation	31,324	26,683	4,177	62,184
Profit sharing expense	46,572	34,384	5,075	86,031
Total compensation and benefits	201,549	261,099	41,489	504,137
Non-compensation expenses:
General, administrative and other	75,559	123,378	22,869	221,806
Placement fees	4,550	4,389	—	8,939
Total non-compensation expenses	80,109	127,767	22,869	230,745
Total Expenses(2)	281,658	388,866	64,358	734,882
Other Income:
Income (loss) from equity method investments	19,125	(6,025)	2,978	16,078
Net gains from investment activities	6,933	114,199	—	121,132
Net interest loss	(9,878)	(13,740)	(2,915)	(26,533)
Other income, net	3,148	3,574	1,455	8,177
Total Other Income(2)	19,328	98,008	1,518	118,854
Non-Controlling Interests	—	(11,684)	—	(11,684)
Economic Income(2)	$51,682	$338,563	$5,412	$395,657
Total Assets(2)	$1,255,340	$2,143,813	$192,469	$3,591,622

(1)
Included in unrealized carried interest gains from related parties for the year ended December 31, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 14 for further detail regarding the general partner obligation.

(2)
Refer below for a reconciliation of total revenues, total expenses and other income for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income (loss).

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Year Ended December 31, 2014
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Management fees from related parties	$315,069	$538,742	$47,213	$901,024
Advisory and transaction fees from related parties, net	58,241	255,186	2,655	316,082
Carried interest income (loss) from related parties:
Unrealized(1)	(1,196,093)	(156,644)	4,951	(1,347,786)
Realized	1,428,076	322,233	3,998	1,754,307
Total Revenues(2)	605,293	959,517	58,817	1,623,627
Expenses:
Compensation and benefits:
Salary, bonus and benefits	129,547	184,497	25,802	339,846
Equity-based compensation	49,526	47,120	8,849	105,495
Profit sharing expense	178,373	83,788	2,747	264,908
Total compensation and benefits	357,446	315,405	37,398	710,249
Non-compensation Expenses:
General, administrative and other	68,092	138,024	21,669	227,785
Placement fees	2,194	13,228	—	15,422
Total non-compensation expenses	70,286	151,252	21,669	243,207
Total Expenses(2)	427,732	466,657	59,067	953,456
Other Income:
Income from equity method investments	30,418	18,812	5,675	54,905
Net gains from investment activities	—	9,062	—	9,062
Net interest loss	(7,883)	(9,274)	(1,941)	(19,098)
Other income, net	14,027	35,263	3,409	52,699
Total Other Income(2)	36,562	53,863	7,143	97,568
Non-Controlling Interests	—	(12,688)	—	(12,688)
Economic Income(2)	$214,123	$534,035	$6,893	$755,051

(1)
Included in unrealized carried interest gains from related parties for the year ended December 31, 2014 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income.

(2)
Refer below for a reconciliation of total revenues, total expenses and other income for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income (loss).

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
Total Consolidated Revenues	$1,970,384	$1,041,670	$1,560,083
Equity awards granted by unconsolidated related parties and reimbursable expenses(1)	(73,913)	(27,949)	(18,665)
Adjustments related to consolidated funds and VIEs(1)	5,477	3,696	75,830
Other(1)	8,702	5,952	6,379
Total Reportable Segments Revenues	$1,910,650	$1,023,369	$1,623,627

(1)
Represents advisory fees, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
Total Consolidated Expenses	$1,165,918	$830,975	$1,043,563
Equity awards granted by unconsolidated related parties and reimbursable expenses(1)	(75,653)	(28,658)	(19,207)
Transaction-related compensation charges(1)	(46,293)	(4,825)	(12,903)
Reclassification of interest expenses	(43,482)	(30,071)	(22,393)
Amortization of transaction-related intangibles(1)	(8,807)	(33,998)	(34,887)
Other(1)	(752)	1,459	(717)
Total Reportable Segments Expenses	$990,931	$734,882	$953,456

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

The following table reconciles total consolidated other income to total other income for Apollo’s reportable segments for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
Total Consolidated Other Income	$256,548	$166,533	$360,647
Reclassification of interest expense	(43,482)	(30,071)	(22,393)
Adjustments related to consolidated funds and VIEs(1)	(3,982)	(14,652)	(222,129)
Other	(9,072)	(2,956)	(18,557)
Total Reportable Segments Other Income	$200,012	$118,854	$97,568

(1)	Represents the addition of other income of consolidated funds and VIEs.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the reconciliation of income before income tax provision reported in the consolidated statements of operations to Economic Income for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
Income before income tax provision	$1,061,014	$377,228	$877,167
Adjustments:
Net income attributable to Non-Controlling Interests in consolidated entities and appropriated partners’ capital	(5,789)	(21,364)	(157,011)
Transaction-related charges(1)	57,042	39,793	34,895
Total consolidation adjustments and other	51,253	18,429	(122,116)
Economic Income	$1,112,267	$395,657	$755,051

(1)
Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. Equity-based compensation adjustment includes non-cash revenues and expenses related to equity awards granted by unconsolidated related parties to employees of the Company.

The following table presents the reconciliation of Apollo’s total reportable segment assets to total assets as of December 31, 2016 and 2015:

	As of December 31, 2016	As of December 31, 2015
Total reportable segment assets	$4,694,643	$3,591,622
Adjustments(1)	934,910	968,186
Total assets	$5,629,553	$4,559,808

(1)	Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.
17. SUBSEQUENT EVENTS
On February 3, 2017, the Company declared a cash distribution of $0.45 per Class A share, which will be paid on February 28, 2017 to holders of record on February 21, 2017.
On February 7, 2017, the Company issued 1,683,662 Class A shares in settlement of vested RSUs. These issuances caused the Company’s ownership interest in the Apollo Operating Group to increase from 46.3% to 46.5%.
18. QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$120,826	$660,447	$503,731	$685,380
Expenses	141,899	343,398	282,257	398,364
Other Income (Loss)	(58,635)	136,742	42,911	135,530
Income (Loss) Before Provision for Taxes	$(79,708)	$453,791	$264,385	$422,546
Net Income (Loss)	$(74,561)	$415,803	$234,718	$394,347
Net Income (Loss) Attributable to Apollo Global Management, LLC	$(32,828)	$174,092	$94,619	$166,967
Net Income (Loss) per Class A Share-Basic	$(0.19)	$0.91	$0.50	$0.87
Net Income (Loss) per Class A Share - Diluted	$(0.19)	$0.91	$0.50	$0.87

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$303,024	$351,727	$193,268	$193,651
Expenses	223,996	244,539	174,911	187,529
Other Income	7,984	49,978	84,793	23,778
Income Before Provision for Taxes	$87,012	$157,166	$103,150	$29,900
Net Income	$81,498	$148,074	$96,559	$24,364
Net Income Attributable to Apollo Global Management, LLC	$30,927	$56,428	$41,051	$6,091
Net Income per Class A Share - Basic	$0.09	$0.30	$0.20	$0.02
Net Income per Class A Share - Diluted	$0.09	$0.30	$0.20	$0.02

ITEM 8A.     UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS
OF FINANCIAL CONDITION

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of December 31, 2016
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$806,329	$—	$—	$806,329
Cash and cash equivalents held at consolidated funds	—	7,335	—	7,335
Restricted cash	4,680	—	—	4,680
Investments	1,567,388	5,378	(78,022)	1,494,744
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	41,318	—	41,318
Investments, at fair value	—	914,110	(283)	913,827
Other assets	—	46,666	—	46,666
Carried interest receivable	1,258,887	—	(1,782)	1,257,105
Due from related parties	255,342	—	(489)	254,853
Deferred tax assets	572,263	—	—	572,263
Other assets	118,181	768	(89)	118,860
Goodwill	88,852	—	—	88,852
Intangible assets, net	22,721	—	—	22,721
Total Assets	$4,694,643	$1,015,575	$(80,665)	$5,629,553
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$57,465	$—	$—	$57,465
Accrued compensation and benefits	52,754	—	—	52,754
Deferred revenue	174,893	—	—	174,893
Due to related parties	638,126	—	—	638,126
Profit sharing payable	550,148	—	—	550,148
Debt	1,352,447	—	—	1,352,447
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	827,854	(41,309)	786,545
Other liabilities	—	68,123	(89)	68,034
Due to related parties	—	2,271	(2,271)	—
Other liabilities	81,568	45	—	81,613
Total Liabilities	2,907,401	898,293	(43,669)	3,762,025

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Additional paid in capital	1,830,025	—	—	1,830,025
Accumulated deficit	(986,187)	16,131	(16,130)	(986,186)
Accumulated other comprehensive income (loss)	(5,750)	(3,029)	56	(8,723)
Total Apollo Global Management, LLC shareholders’ equity	838,088	13,102	(16,074)	835,116
Non-Controlling Interests in consolidated entities	6,805	104,180	(20,922)	90,063
Non-Controlling Interests in Apollo Operating Group	942,349	—	—	942,349
Total Shareholders’ Equity	1,787,242	117,282	(36,996)	1,867,528
Total Liabilities and Shareholders’ Equity	$4,694,643	$1,015,575	$(80,665)	$5,629,553

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
Management conducted an assessment of the effectiveness of Apollo’s internal control over financial reporting as of December 31, 2016 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Apollo’s internal control over financial reporting as of December 31, 2016 was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited Apollo’s financial statements included in this annual report on Form 10-K and issued its report on the effectiveness of Apollo’s internal control over financial reporting as of December 31, 2016, which is included herein.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following table presents certain information concerning our board of directors and executive officers:

Name	Age	Position(s)
Leon Black	65	Chairman, Chief Executive Officer and Director
Joshua Harris	52	Senior Managing Director and Director
Marc Rowan	54	Senior Managing Director and Director
Martin Kelly	49	Chief Financial Officer
John Suydam	57	Chief Legal Officer
Michael Ducey	68	Director
Paul Fribourg	63	Director
Robert Kraft	75	Director
A.B. Krongard	80	Director
Pauline Richards	68	Director
Leon Black. Mr. Black is the Chairman of the board of directors and Chief Executive Officer of Apollo and a Managing Partner of Apollo Management, L.P. In 1990, Mr. Black founded Apollo Management, L.P. and Lion Advisors, L.P. to manage investment capital on behalf of a group of institutional investors, focusing on corporate restructuring, leveraged buyouts and taking minority positions in growth-oriented companies. From 1977 to 1990, Mr. Black worked at Drexel Burnham Lambert Incorporated, where he served as a Managing Director, head of the Mergers & Acquisitions Group, and co-head of the Corporate Finance Department. Mr. Black also serves on the board of directors of the general partner of AAA and previously served on the board of directors of Sirius XM Radio Inc. Mr. Black is a Co-Chairman of The Museum of Modern Art and a trustee of The Mount Sinai Medical Center and The Asia Society. He is also a member of The Council on Foreign Relations and The Partnership for New York City. He is also a member of the boards of directors of FasterCures and the Port Authority Task Force. Mr. Black graduated summa cum laude from Dartmouth College in 1973 with a major in Philosophy and History and received an MBA from Harvard Business School in 1975. Mr. Black has significant experience making and managing private equity investments on behalf of Apollo and has over 37 years’ experience financing, analyzing and investing in public and private companies. In his prior positions with Drexel and in his positions at Apollo, Mr. Black is responsible for leading and overseeing teams of professionals. His extensive experience allows Mr. Black to provide insight into various aspects of Apollo’s business and is of significant value to the board of directors.
Joshua Harris. Mr. Harris is a Senior Managing Director and a member of the board of directors of Apollo and a Managing Partner of Apollo Management, L.P., which he co-founded in 1990. Prior to 1990, Mr. Harris was a member of the Mergers and Acquisitions group of Drexel Burnham Lambert Incorporated. Mr. Harris is a member of the Federal Reserve Bank of New York’s Investor Advisory Committee on Financial Markets and the Council of Foreign Relations. He is a Managing Partner of the Philadelphia 76ers, Managing Member of the New Jersey Devils and a General Partner of the Crystal Palace Football Club. Mr. Harris also serves on the Board of Trustees of Mount Sinai Medical Center, Harvard Business School, the Wharton School at the University of Pennsylvania, and the United States Olympic Committee. Mr. Harris has previously served on the board of directors of Berry Plastics Group Inc., EP Energy Corporation, EPE Acquisition, LLC, CEVA Logistics, Constellium N.V., and LyondellBasell Industries B.V. Mr. Harris graduated summa cum laude and Beta Gamma Sigma from the University of Pennsylvania’s Wharton School of Business with a B.S. in Economics and received his M.B.A. from the Harvard Business School, where he graduated as a Baker and Loeb Scholar. Mr. Harris has significant experience in making and managing private equity investments on behalf of Apollo and has over 27 years’ experience in financing, analyzing and investing in public and private companies. Mr. Harris’s extensive knowledge of Apollo’s business and experience in a variety of senior leadership roles enhance the breadth of experience of the board of directors.
Marc Rowan. Mr. Rowan is a Senior Managing Director and member of the board of directors of Apollo and a Managing Partner of Apollo Management, L.P., which he co-founded in 1990. Prior to 1990, Mr. Rowan was a member of the Mergers & Acquisitions Group of Drexel Burnham Lambert Incorporated, with responsibilities in high yield financing, transaction idea generation and merger structure negotiation. Mr. Rowan currently serves on the boards of directors of, inter alia, Athene Holding Ltd, Caesars Entertainment Corporation and Caesars Acquisition Co. He has previously served on the boards of directors of, inter alia, the general partner of AAA, AMC Entertainment, Inc., Cablecom GmbH, Caesars Entertainment Operating Co.,

Culligan Water Technologies, Inc., Countrywide Holdings Limited, Furniture Brands International Inc., Mobile Satellite Ventures, LLC, National Cinemedia, Inc., National Financial Partners, Inc., New World Communications, Inc., Norwegian Cruise Lines, Quality Distribution, Inc., Samsonite Corporation, SkyTerra Communications Inc., Unity Media SCA, Vail Resorts, Inc. and Wyndham International, Inc. Mr. Rowan is also active in charitable activities. He is a founding member and Chairman of the YRF-Darca and is a member of the Board of Overseers of the University of Pennsylvania’s Wharton School of Business and serves on the boards of directors of Jerusalem Online and the New York City Police Foundation. Mr. Rowan graduated summa cum laude from the University of Pennsylvania’s Wharton School of Business with a B.S. and an M.B.A. in Finance. Mr. Rowan has significant experience making and managing private equity investments on behalf of Apollo and has over 28 years’ experience financing, analyzing and investing in public and private companies. Mr. Rowan’s extensive financial background and expertise in private equity investments enhance the breadth of experience of the board of directors.
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
Michael Ducey. Mr. Ducey has served as an independent director of Apollo and a member of the audit committee and as Chairman of the conflicts committee of our board of directors since 2011. Mr. Ducey was with Compass Minerals International, Inc., from March 2002 to May 2006, where he served in a variety of roles, including as President, Chief Executive Officer and Director prior to his retirement in May 2006. Prior to joining Compass Minerals International, Inc., Mr. Ducey worked for nearly 30 years at Borden Chemical, Inc., in various management, sales, marketing, planning and commercial development positions, and ultimately as President, Chief Executive Officer and Director. Mr. Ducey is currently the Chairman of the compliance and governance committee and the nominations committee of the board of directors of HaloSource, Inc. Mr. Ducey joined Ciner Resources Corporation (formerly OCI Resources LP) as an independent member of the board of directors in September 2014, where he serves on the audit committee and the conflicts committee. From May 2006 to July 2016, Mr. Ducey was a member of the board of directors of Verso Paper Holdings, Inc. and served as Chairman of the audit committee. From September 2009 to December 2012, Mr. Ducey was the non-executive Chairman of TPC Group, Inc. and served on the audit committee and the environmental health and safety committee. From June 2006 to May 2008, Mr. Ducey served on the board of directors of and as a member of the governance and compensation committee of the board of directors of UAP Holdings Corporation. Also, from July 2010 to May 2011, Mr. Ducey was a member of the board of directors and served on the audit committee of Smurfit-Stone Container Corporation. Mr. Ducey graduated from Otterbein University with a degree in Economics and an M.B.A. in finance from the University of Dayton. Mr. Ducey’s comprehensive corporate background and his experience serving on various boards and committees add significant value to the board of directors.
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
Robert Kraft. Mr. Kraft has served as an independent director of Apollo since 2014. Mr. Kraft is Chairman and Chief Executive Officer of The Kraft Group, which includes the New England Patriots, New England Revolution, Gillette Stadium, Rand-Whitney Group and International Forest Products Corporation. Mr. Kraft serves on a number of NFL Committees, including the Executive Committee, Finance Committee and Broadcast Committee (Chairman). He also serves as Chairman for both the New England Patriots Charitable Foundation and the Robert and Myra Kraft Family Foundation, and is a director of the Dana Farber Cancer Institute. From 2006 to 2015, Mr. Kraft served as a member of the board of directors of Viacom Inc. Mr. Kraft’s corporate strategic and operational experience combined with his strong relationships in the business community make him a valuable member of the board of directors.
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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2016, such persons complied with all such filing requirements, with the exception of a Form 4 for Ms. Richards reporting one transaction which was filed one day late due to administrative reasons through no fault of the reporting person.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview of Compensation Philosophy
Alignment of Interests with Investors and Shareholders. Our principal compensation philosophy is to align the interests of our Managing Partners and other senior professionals with those of our Class A shareholders and fund investors. This alignment, which we believe is a key driver of our success, has been achieved principally by our Managing Partners’ and other investment professionals’ direct beneficial ownership of equity in our business in the form of AOG Units and Class A shares, their ownership of rights to receive a portion of the incentive income earned from our funds, the direct investment by our investment professionals in our funds, and our practice of paying annual compensation partly in the form of equity-based grants that are subject to vesting. As a result of this alignment, the compensation of our professionals is closely tied to the performance of our businesses. To enhance this alignment and strengthen retention incentives, in 2016 our Managing Partners generally reduced the portion of our professionals’ annual compensation that is paid in cash.
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
Long-Term Performance and Commitment. Most of our professionals have been issued RSUs, which provide rights to receive Class A shares and, in some instances, distribution equivalents on those shares. The vesting requirements and minimum retained ownership requirements for these awards contribute to our professionals’ focus on long-term performance while enhancing retention of these professionals. RSUs are not awarded to our Managing Partners, whose beneficial ownership of equity interests in the company is generally in the form of AOG units, as discussed below under “-Note on Distributions on Apollo Operating Group Units.”
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
Note on Distributions on Apollo Operating Group Units
We note that all of our Managing Partners beneficially own AOG Units. In particular, as of December 31, 2016, the Managing Partners beneficially owned, through their interest in Holdings, approximately 48% of the total limited partner interests in the Apollo Operating Group. When made, distributions on these units are in the same amount per unit as distributions made to us in respect of the AOG Units we hold. Although distributions on AOG Units are distributions on equity rather than compensation, they play a central role in aligning our Managing Partners’ interests with those of our Class A shareholders, which is consistent with our compensation philosophy. As of December 31, 2016, the Managing Partners were required to retain 70% of their AOG Units.
Compensation Elements for Named Executive Officers
Consistent with our emphasis on alignment of interests with our fund investors and Class A shareholders, compensation elements tied to the profitability of our different businesses and that of the funds that we manage are the primary means of compensating our five executive officers listed in the tables below, or the “named executive officers.” The key elements of the compensation of our named executive officers during fiscal year 2016 are described below. We distinguish among the compensation components applicable to our named executive officers as appropriate in the below summary. Messrs. Black, Harris and Rowan are the three members of the group referred to elsewhere in this report as the “Managing Partners.”
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
RSUs. In 2016, a portion of our named executive officers’ compensation (other than for our Managing Partners) was paid in the form of RSUs. We refer to our annual grants of RSUs as Bonus Grants. The RSUs are subject to multi-year vesting and minimum retained ownership requirements. All named executive officers who have received RSUs were required to retain at least 50% of any Class A shares issued to them pursuant to Bonus Grants granted prior to September 1, 2016, and 25% of any Class A Shares issued to them pursuant to all other RSU awards (including Bonus Grants granted on or after that date), in each case net of the number of gross shares sold or netted to pay applicable income or employment taxes. The Managing Directors determined to make this reduction based on their understanding, informed by publicly available information and independent research by our human capital department, that the previous requirements were high relative to current industry norms. The named executive officer Plan Grants and Bonus Grants are described below under “-Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table-Awards of Restricted Share Units Under the Equity Plan.”
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
Our performance based incentive arrangement referred to as the incentive pool further aligns the overall compensation of certain of our professionals to the realized performance of our business. The incentive pool provides for compensation based on carried interest realizations earned by us during the year and enhances our capacity to offer competitive compensation opportunities to our professionals. “Carried interest realizations earned” means carried interest earned by the general partners of our funds under the applicable fund limited partnership agreements based upon transactions that have closed or other rights to cash that have become fixed in the applicable calendar year period. Under this arrangement, Messrs. Kelly and Suydam, among other of our professionals, were awarded incentive pool compensation based on carried interest realizations earned during 2016. Allocations to participants in the incentive pool contain both a fixed component and a discretionary component, both of which may vary year-to-year, including as a result of our overall realized performance and the contributions and performance of each participant. The Managing Partners determine the amount of the carried interest realizations to place into the incentive pool in their discretion after considering various factors, including Company profitability, management company cash requirements and anticipated future costs, provided that the incentive pool consists of an amount equal to at least one percent (1%) of the carried interest realizations attributable to profits generated after creation of the incentive pool that were taxable in the applicable year and not allocable to dedicated carried interests. Each participant in the incentive pool is entitled to receive, as a fixed component of participation in the incentive pool, his or her pro rata allocation of this 1% amount each year, provided the participant remains employed by us at the time of allocation. Our financial statements characterize the carried interest income allocated to participating professionals in respect of incentive pool interests as compensation. The “All Other Compensation” column of the summary compensation table includes actual distributions paid from the incentive pool.
Restricted Shares. We require that a portion of the carried interest and incentive fee distributions in respect of certain of the investment funds we manage is used by our employees who receive those distributions to purchase Class A restricted shares issued under our 2007 Omnibus Equity Incentive Plan. This practice further promotes alignment with our shareholders and encourages participating professionals to maximize the success of the Company as a whole. Like our RSUs, the restricted shares are subject to multi-year vesting, which fosters retention. In 2016, the funds with respect to which Messrs. Kelly and Suydam have rights subject to this restricted share purchase requirement had not yet commenced making carried interest or incentive fee distributions.
Determination of Compensation of Named Executive Officers
Our Managing Partners make all final determinations regarding named executive officer compensation. Decisions about the variable elements of a named executive officer’s compensation, including participation in our carried interest and incentive fee programs, discretionary bonuses (if any) and grants of equity-based awards, are based primarily on our Managing Partners’ assessment of such named executive officer’s individual performance, operational performance for the department or division in which the officer (other than a Managing Partner) serves, and the officer’s impact on our overall operating performance and potential to contribute to long-term shareholder value. In evaluating these factors, our Managing Partners do not utilize quantitative performance targets but rather rely upon their judgment about each named executive officer’s performance to determine an appropriate reward for the current year’s performance. The determinations by our Managing Partners are ultimately subjective, are not tied to specified annual, qualitative or individual objectives or performance factors, and reflect discussions among the Managing Partners. Factors that our Managing Partners typically consider in making such determinations include the named executive officer’s type, scope and level of responsibilities, active participation in managing a team of professionals, corporate citizenship and the named executive officer’s overall contributions to our success. Our Managing Partners also consider each named executive officer’s prior-year compensation, the appropriate balance between incentives for long-term and short-term performance, competitive market dynamics, compensation provided to the named executive officer by other entities, and the compensation paid to the named executive officer’s peers within the Company. The Managing Partners determined that, based on the above factors, including the named executive officers’ overall compensation levels, discretionary cash bonuses would not be awarded to any named executive officer for 2016. For a discussion of our Managing Partners’ determinations in respect of our RSU program, see below under “—Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table—Awards of Restricted Share Units Under the Equity Plan.”
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
Leon Black
Joshua Harris
Marc Rowan
Summary Compensation Table
The following summary compensation table sets forth information concerning the compensation earned by, awarded to or paid to our principal executive officer, our principal financial officer, and our three other most highly compensated executive officers for the fiscal year ended December 31, 2016. The earnings of our Managing Partners, Messrs. Black, Harris and Rowan, derive predominantly from distributions they receive as a result of their indirect beneficial ownership of AOG Units and their rights under the tax receivable agreement (described elsewhere in this report, including above under “Item 5. Market for Registrant’s

Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy”), rather than from compensation, and accordingly are not included in the tables below. The executive officers named in the table are referred to as the named executive officers.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Leon Black, Chairman, Chief Executive Officer and Director	2016	100,000	—	150,622	250,622
	2015	100,000	—	144,751	244,751
	2014	100,000	—	173,980	273,980
Martin Kelly, Chief Financial Officer	2016	1,000,000	1,897,640	1,050,000	3,947,640
	2015	1,000,000	681,643	1,300,000	2,981,643
	2014	1,000,000	698,444	1,300,000	2,998,444
John Suydam, Chief Legal Officer	2016	2,500,000	498,260	668,934	3,667,194
	2015	2,500,000	499,058	1,640,003	4,639,062
	2014	3,000,000	511,370	5,420,540	8,931,910
Joshua Harris, Senior Managing Director and Director	2016	100,000	—	228,537	328,537
	2015	100,000	—	281,204	381,204
Marc Rowan, Senior Managing Director and Director	2016	100,000	—	215,020	315,020
	2015	100,000	—	169,671	269,671

(1)
For Messrs. Kelly and Suydam, represents the aggregate grant date fair value of stock awards granted, as applicable, computed in accordance with FASB ASC Topic 718. The amounts shown do not reflect compensation actually received by the named executive officers, but instead represent the aggregate grant date fair value of the awards. See note 13 to our consolidated financial statements for further information concerning the assumptions made in valuing our RSU awards.

(2)
Amounts included for 2016 represent, in part, actual cash distributions in respect of dedicated carried interest allocations for Mr. Suydam of $149,150. The 2016 amounts also include actual incentive pool cash distributions of $1,050,000 for Mr. Kelly and $500,000 for Mr. Suydam. The “All Other Compensation” column for 2016 also includes costs relating to Company-provided cars and drivers for the business and personal use of Messrs. Black, Harris, Rowan and Suydam. We provide this benefit because we believe that its cost is outweighed by the convenience, increased efficiency and added security and confidentiality that it offers. The personal use cost was approximately $135,097 for Mr. Black, $197,012 for Mr. Harris, $199,495 for Mr. Rowan and $17,809 for Mr. Suydam. For Messrs. Black, Harris and Rowan, this amount includes both fixed and variable costs, including lease costs, driver compensation, driver meals, fuel, parking, tolls, repairs, maintenance and insurance, and, for Mr. Rowan, car service costs. For Mr. Suydam, this amount includes the costs to the Company associated with his use of a car service. Except as discussed in this paragraph, no 2016 perquisites or personal benefits individually exceeded the greater of $25,000 or 10% of the total amount of all perquisites and other personal benefits reported for the named executive officer. The cost of excess liability insurance provided to our named executive officers, and the cost of information technology services provided to Mr. Harris, falls below this threshold. Mr. Kelly did not receive perquisites or personal benefits in 2016, except for incidental benefits having an aggregate value of less than $10,000. Our named executive officers also receive secretarial support with respect to personal matters. We incur no incremental cost for the provision of such additional benefits. Accordingly, no such amount is included in the Summary Compensation Table.

Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table
Employment, Non-Competition and Non-Solicitation Agreements with Chairman and Chief Executive Officer and with each Senior Managing Director
On January 4, 2017, we entered into an employment, non-competition and non-solicitation agreement with Leon Black, our chairman and chief executive officer, and with each of Joshua Harris and Marc Rowan, our senior managing directors, all of whom are members of our manager’s executive committee. These agreements, which provide for an annual salary of $100,000 and the right to participate in our employee benefit plans as in effect from time to time, superseded but are substantially similar to agreements with our Managing Partners dated July 2012. The 2017 agreements, like the 2012 agreements, have a three-year term. Although the term of the 2012 agreements concluded in 2015, during 2016, our Managing Partners’ employment continued on the same terms as provided under those agreements.
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
Awards of Restricted Share Units Under the Equity Plan
Our equity plan, known as the 2007 Omnibus Equity Incentive Plan, was last approved by our shareholders on March 10, 2011. Grants of RSUs under the plan have been made to certain of our named executive officers primarily pursuant to two programs, which we call the “Plan Grants” and the “Bonus Grants.” Plan Grants have been made to a broad range of our employees, including Mr. Suydam and Mr. Kelly. The Plan Grants generally vest over six years, with the first installment becoming vested approximately one year after grant and the balance vesting thereafter in equal quarterly installments. Holders of Plan Grant RSUs become entitled to distribution equivalents on their vested RSUs if we pay ordinary distributions on our outstanding Class A shares. The administrator of the 2007 Omnibus Equity Incentive Plan determines when shares issued pursuant to the RSU Awards may be disposed of, except that a participant will generally be permitted to sell shares if necessary to cover taxes. Under our retained ownership requirements, as of December 31, 2016, all executive officers who received RSU awards were required to retain at least 50% of any Class A shares issued to them pursuant to RSU awards granted prior to September 1, 2016, and 25% of any Class A Shares issued to them pursuant to RSU awards granted after that date (in each case net of the number of gross shares sold or netted to pay applicable income or employment taxes).
The RSUs advance several goals of our compensation program. The Plan Grants align employee interests with those of our shareholders by making our employees, upon issuance of the underlying Class A shares, shareholders themselves. Because they vest over time, the Plan Grants reward employees for sustained contributions to the Company and foster retention. The size of the Plan Grants is determined by the Plan administrator based on the grantee’s level of responsibility and contributions to the Company. The restrictive covenants contained in the RSU agreements reinforce our culture of fiduciary protection of our fund investors and shareholders by requiring RSU holders to abide by the provisions regarding non-competition, confidentiality and other limitations on behavior described in the immediately preceding paragraph.
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

In addition to his Bonus Grant, Mr. Kelly received a special Plan Grant in 2016 that vests over three years, in recognition of his contributions to the Company in his role as chief financial officer and the view by our Managing Partners, after considering Mr. Kelly’s oversight of our expanded operations, competitive market dynamics, his prior year compensation, his corporate citizenship and his role in the Company’s success, that his compensation should be increased. This increase was made in the form of RSUs rather than cash consistent with our philosophy that a greater percentage of the compensation of our more highly compensated employees (relative to the compensation of less highly compensated employees) should be variable and subject to risk, to more closely align their interests with those of our shareholders. The committee that administers our 2007 Omnibus Equity Incentive Plan took into account that Mr. Kelly had received in 2016 a grant of 10,000 restricted stock units (having a grant date fair value of $164,200) in respect of shares of ARI, the publicly traded REIT that we manage, pursuant to an approval by its the compensation committee consistent with a recommendation it received from us.
Grants of Plan-Based Awards
The following table presents information regarding RSUs granted to Messrs. Kelly and Suydam under our 2007 Omnibus Equity Incentive Plan in 2016. No options were granted to a named executive officer in 2016.

Name	Grant Date	Estimated Future Payouts under Equity Incentive Plan Awards Target (#)	Stock Awards: Number of Shares of Stock or Units (#)(1)	Grant Date Fair Value or Modification Date Incremental Fair Value of Stock and Option Awards ($)(2)
Leon Black	—	—	—	—
Martin Kelly	December 29, 2016	—	36,632	692,711
	December 29, 2016		71,979	1,204,929
John Suydam	December 29, 2016	—	26,349	498,260
Joshua Harris	—	—	—	—
Marc Rowan	—	—	—	—

(1)
Represents the aggregate number of RSUs covering our Class A shares (none of the RSUs awarded in 2016 vested in 2016). For a discussion of these grants, please see the discussion above under “-Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table-Awards of Restricted Share Units Under the Equity Plan.” Mr. Kelly’s award of 71,979 RSUs is a Plan Grant and the other awards shown in the table are Bonus Grants.

(2)
Represents the aggregate grant date fair value of the RSUs granted in 2016, computed in accordance with FASB ASC Topic 718. The amounts shown do not reflect compensation actually received, but instead represent the aggregate grant date fair value of the award.

Outstanding Equity Awards at Fiscal Year-End
The following table presents information regarding unvested RSU awards made by us to our named executive officers under our 2007 Omnibus Equity Incentive Plan that were outstanding at December 31, 2016. Our named executive officers did not hold any options at fiscal year-end.

		Stock Awards
Name		Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(6)
Leon Black	—	—		—
Martin Kelly	December 29, 2016	36,632	(1)	709,196
	December 29, 2016	71,979	(2)	1,393,514
	December 29, 2015	30,581	(3)	592,048
	December 29, 2014	10,284	(4)	199,098
	September 30, 2012	109,375	(5)	2,117,500
John Suydam	December 29, 2016	26,349	(1)	510,117
	December 29, 2015	22,390	(3)	433,470
	December 29, 2014	7,530	(4)	145,781
Joshua Harris	—	—		—
Marc Rowan	—	—		—

(1)	Bonus Grant RSUs that vest in substantially equal annual installments on December 31 of each of 2017, 2018 and 2019.

(2)
Plan Grant RSUs, one third (1/3) of which vest on December 31, 2017 and the remainder of which vest in substantially equal quarterly installments over the eight calendar quarters beginning March 31, 2018.

(3)	Bonus Grant RSUs that vest in substantially equal annual installments on December 31 of each of 2017 and 2018.

(4)	Bonus Grant RSUs that vest on December 31, 2017.

(5)	Plan Grant RSUs that vest in substantially equal quarterly installments over the seven calendar quarters beginning March 31, 2017.

(6)	Amounts calculated by multiplying the number of unvested RSUs held by the named executive officer by the closing price of $19.36 per Class A share on December 31, 2016.

Option Exercises and Stock Vested
The following table presents information regarding the number of outstanding initially unvested RSUs held by our named executive officers that vested during 2016 and the number of options exercised by our named executive officers in 2016. The amounts shown below do not reflect compensation actually received by the named executive officers, but instead are calculations of the number of RSUs that vested during 2016 based on the closing price of our Class A shares on the date of vesting. Shares received by our named executive officers are subject to our retained ownership requirements. No options were exercised by our named executive officers in 2016.

		Stock Awards
Name	Type of Award	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Leon Black	—	—	—
Martin Kelly	RSUs	94,111	1,699,333	(1)
John Suydam	RSUs	24,350	471,416	(1)
Joshua Harris	—	—	—
Marc Rowan	—	—	—

(1)
Amounts calculated by multiplying the number of RSUs held by the named executive officer that vested on each applicable vesting date in 2016 by the closing price per Class A share on that date. Class A shares underlying these vested RSUs are issued to the named executive officer in accordance with the schedules described above under “—Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table—Awards of Restricted Share Units Under the Equity Plan.”

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
The following table lists the estimated amounts that would have been payable to each of our named executive officers in connection with a termination that occurred on the last day of our last completed fiscal year and the value of any additional equity that would vest upon such termination. When listing the potential payments to named executive officers under the plans and agreements described above, we have assumed that the applicable triggering event occurred on December 31, 2016 and that the price per share of our Class A shares was $19.36, which is equal to the closing price on such date. For purposes of this table, RSU values are based on the $19.36 closing price.

Name	Reason for Employment Termination	Estimated Value of Cash Payments ($)		Estimated Value of Equity Acceleration ($)
Leon Black	Cause	—		—
	Death, disability	—		—
Martin Kelly	Without cause, by executive for good reason	516,413	(1)	1,058,750	(2)
	Death, disability	—		2,505,678	(2)
John Suydam	Without cause; by executive for good reason	—		—
	Death, disability	—		544,684	(2)
Joshua Harris	Cause	—		—
	Death, disability	—		—
Marc Rowan	Cause	—		—
	Death, disability	—		—

(1)
This amount would have been payable to the named executive officer had his employment been terminated by the Company without cause (and other than by reason of death or disability) or for good reason on December 31, 2016.

(2)
This amount represents the additional equity vesting that the named executive officer would have received had his employment terminated in the circumstances described in the column, “Reason for Employment Termination,” on December 31, 2016, based on the closing price of a Class A share on such date. Please see our “Outstanding Equity Awards at Fiscal Year-End” table above for information regarding the named executive officer’s unvested equity as of December 31, 2016.

Director Compensation
We do not pay additional remuneration to our employees, including Messrs. Black, Harris and Rowan, for their service on our board of directors. The 2016 compensation of Messrs. Black, Harris and Rowan is set forth above on the Summary Compensation Table.
During 2016, each independent director received (1) a base annual director fee of $125,000, (2) an additional annual director fee of $25,000 if he or she was a member of the audit committee, (3) an additional annual director fee of $10,000 if he or she was a member of the conflicts committee, (4) an additional annual director fee of $25,000 (incremental to the fee described in (2)) if he or she served as the chairperson of the audit committee, and (5) an additional annual director fee of $15,000 (incremental to the fee described in (3)) if he or she served as the chairperson of the conflicts committee. In addition, independent directors were reimbursed for reasonable expenses incurred in attending board meetings.
Currently, upon initial election to the board of directors, an independent director receives a grant of RSUs with a value of $300,000 that vests in equal annual installments on June 30 of each of the first, second and third years following the year that the grant is made. Mr. Kraft received this type of award on July 14, 2014 in connection with his appointment to the board of directors. Incumbent independent directors who have fully vested in their initial RSU award receive an annual RSU award with a value of $100,000 that vests on June 30 of the year following the year that the grant is made, and the directors listed on the below table (other than Mr. Kraft) received that award on July 26, 2016.
The following table provides the compensation for our independent directors during the year ended December 31, 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Michael Ducey	175,000	96,112	271,112
Paul Fribourg	135,000	96,112	231,112
Robert Kraft	129,830	—	129,830
A. B. Krongard	150,000	96,112	246,112
Pauline Richards	175,000	96,112	271,112

(1)
Represents the aggregate grant date fair value of stock awards granted, as applicable, computed in accordance with FASB ASC Topic 718. See note 13 to our consolidated financial statements for further information concerning the assumptions made in valuing our RSU awards. The amounts shown do not reflect compensation actually received by the independent directors, but instead represent the aggregate grant date fair value of the awards. Unvested director RSUs are not entitled to distributions or distribution equivalents. As of December 31, 2016, each of Ms. Richards and Messrs. Ducey, Fribourg and Krongard, held 6,583 RSUs that were unvested and outstanding, and Mr. Kraft held 3,620 RSUs that were unvested and outstanding.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our Class A shares as of February 8, 2017 by (i) each person known to us to beneficially own more than 5% of the voting Class A shares of Apollo Global Management, LLC, (ii) each of our directors, (iii) each person who is a named executive officer for 2016 and (iv) all directors and executive officers as a group.
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
In respect of our Class A shares, the table set forth below assumes the exchange by Holdings of all AOG Units for our Class A shares with respect to which the person listed below has the right to direct such exchange pursuant to the Amended and Restated Exchange Agreement described under “Item 13. Certain Relationships and Related Party Transactions—Amended and Restated Exchange Agreement,” and the distribution of such shares to such person as a limited partner of Holdings.

	Class A Shares Beneficially Owned			Class B Share Beneficially Owned
	Number of Shares	Percent(1)	Total Percentage of Voting Power(2)	Number of Shares	Percent	Total Percentage of Voting Power(2)
Directors and Executive Officers:
Leon Black(3)(4)	92,727,166	33.1%	57.9%	1	100%	57.9%
Joshua Harris(3)(4)	53,932,643	22.4%	57.9%	1	100%	57.9%
Marc Rowan(3)(4)	45,731,402	19.6%	57.9%	1	100%	57.9%
Pauline Richards	33,806	*	*	—	—	—
Alvin Bernard Krongard(5)	279,732	*	*	—	—	—
Michael Ducey(6)	36,746	*	*	—	—	—
Robert Kraft(7)	267,240	*	*	—	—	—
Paul Fribourg	33,577	*	*	—	—	—
Martin Kelly	167,777	*	*	—	—	—
John Suydam(8)	835,332	*	*	—	—	—
All directors and executive officers as a group (ten persons)(9)	194,045,421	51.1%	52.2%	1	100%	57.9%
BRH(4)	—	—	—	1	100%	57.9%
AP Professional Holdings, L.P.(10)	215,457,239	53.5%	57.9%	—	—	—
5% Stockholders:
—	—	—	—	—	—	—
*Represents less than 1%.

(1)	The percentage of beneficial ownership of our Class A shares is based on voting and non-voting Class A shares outstanding.

(2)	The total percentage of voting power is based on voting Class A shares and the Class B share.

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

(8)
Includes 199,008 Class A shares held by a trust for the benefit of Mr. Suydam’s spouse and children, for which Mr. Suydam’s spouse is the trustee. Mr. Suydam disclaims beneficial ownership with respect to such shares, except to the extent of his pecuniary interest therein.

(9)	Refers to shares beneficially owned by the individuals who were directors and executive officers as of February 8, 2017.

(10)
Assumes that no Class A shares are distributed to the limited partners of Holdings. The general partner of Holdings is BRH, which is one third owned by Mr. Black, one third owned by Mr. Harris and one third owned by Mr. Rowan. BRH is also the general partner of BRH Holdings, L.P., the limited partnership through which Messrs. Black, Harris and Rowan indirectly beneficially own (through estate planning vehicles) their limited partner interests in Holdings. These individuals disclaim any beneficial ownership of these Class A shares, except to the extent of their pecuniary interest therein.

Securities Authorized for Issuance under Equity Incentive Plans
The following table sets forth information concerning the awards that may be issued under the Company’s Omnibus Equity Incentive Plan as of December 31, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)(2)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	12,864,223	$17.69	45,230,529
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	12,864,223	$17.69	45,230,529

(1)	Reflects the aggregate number of outstanding options and RSUs granted under the Company’s 2007 Omnibus Equity Incentive Plan (the “Equity Plan”) as of December 31, 2016.

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
Agreement Among Managing Partners
Our Managing Partners have entered into the Agreement Among Managing Partners. The Managing Partners beneficially own Holdings in accordance with their respective sharing percentages, or “Sharing Percentages,” as set forth in the Agreement Among Managing Partners. For the purposes of the Agreement Among Managing Partners, “Pecuniary Interest” means, with respect to each Managing Partner, the number of AOG Units that would be distributable to him assuming that Holdings was liquidated and its assets distributed in accordance with its governing agreements.
Pursuant to the Agreement Among Managing Partners, each Managing Partner is vested in full in his respective AOG Units. We may not terminate a Managing Partner except for cause or by reason of disability.
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
Transfer Restrictions
The Managing Partner Shareholders Agreement provides that no Managing Partner may, nor shall any of such Managing Partner’s permitted transferees, directly or indirectly, voluntarily effect cumulative transfers of Pecuniary Interests (as defined in the Managing Partner Shareholders Agreement), representing more than: (i) 30% of his Pecuniary Interests at any time on or after the fifth anniversary and prior to the sixth anniversary of our IPO; and (ii) 100% of his Pecuniary Interests at any time on or after the sixth anniversary of our IPO, other than, in each case, with respect to transfers (a) from one Managing Partner to another Managing Partner, (b) to a permitted transferee of such Managing Partner, or (c) in connection with a sale by one or more of our Managing Partners in one or a related series of transactions resulting in the Managing Partners owning or controlling, directly or indirectly, less than 50.1% of the economic or voting interests in us or the Apollo Operating Group, or any other person exercising control over us or the Apollo Operating Group by contract, which would include a transfer of control of our manager.
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
Registration Rights
Pursuant to the Managing Partner Shareholders Agreement, we have granted Holdings, an entity through which our Managing Partners and Contributing Partners beneficially own their AOG Units, and its permitted transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act our Class A shares held or acquired by them. Under the Managing Partner Shareholders Agreement, the registration rights holders (i) have “demand” registration rights that require us to register under the Securities Act the Class A shares that they hold or acquire, (ii) may require us to make available registration statements permitting sales of Class A shares they hold or acquire in the market from time to time over an extended period and (iii) have the ability to exercise certain piggyback registration rights in connection with registered offerings requested by other registration rights holders or initiated by us. We have agreed to indemnify each registration rights holder and certain related parties against any losses or damages resulting from any untrue statement or omission of material fact in any registration statement or prospectus pursuant to which such holder sells our shares, unless such liability arose from the holder’s misstatement or omission, and each registration rights holder has agreed to indemnify us against all losses caused by his misstatements or omissions. We have filed a shelf registration statement in connection with the rights described above.
Roll-Up Agreements
Pursuant to the Roll-Up Agreements, the Contributing Partners received interests in Holdings, which we refer to as AOG Units, in exchange for their contribution of assets to the Apollo Operating Group. The AOG Units received by our Contributing Partners and any units into which they have been exchanged are fully vested. AOG Units were subject to a lock-up until two years after our IPO. Thereafter, 7.5% of the AOG Units became tradable on each of the second, third, fourth and fifth anniversaries of our IPO, with the remaining AOG Units becoming tradable on the sixth anniversary of our IPO or upon subsequent vesting. Our Contributing Partners have the ability to direct Holdings to exercise Holdings’ registration rights described above under “—Managing Partner Shareholders Agreement—Registration Rights.”
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
The exchange agreement was amended and restated on May 6, 2013, further amended and restated on March 5, 2014 and further amended and restated on May 5, 2016. The amendments to the original exchange agreement (i) permit exchanging holders certain rights to revoke exchanges of their AOG Units in whole, but not in part, in certain circumstances; (ii) permit transfers of a holder’s exchanged shares to a qualifying entity that can sell them under a Rule 10b5-1 trading plan; (iii) require the Company to use its commercially reasonable efforts to file and keep effective a shelf registration statement relating to the exchange of Class A shares received upon an exchange of AOG Units; (iv) modify the exchange mechanics to address certain tax considerations of an exchange for exchanging holders; and (v) require exchanging holders to reimburse APO Corp. for any incremental U.S. federal income tax incurred by APO Corp. as a result of the modification of the exchange mechanics.
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

•	the taxability of exchanges–to the extent an exchange is not taxable for any reason, increased deductions will not be available; and

•
the amount and timing of our income–APO Corp. will be required to pay 85% of the tax savings as and when realized, if any. If APO Corp. does not have taxable income, it is not required to make payments under the tax receivable agreement for that taxable year because no tax savings were actually realized.

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
Strategic Relationship Agreement
On April 20, 2010, we announced a strategic relationship agreement with CalPERS, whereby we agreed to reduce management fees and other fees charged to CalPERS on funds we manage, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that we will not use a placement agent in connection with securing any future capital commitments from CalPERS. Through December 31, 2016, the Company had reduced fees charged to CalPERS on the funds it manages by approximately $103.8 million.
Strategic Investors Transaction
On July 13, 2007, we sold securities to the Strategic Investors in return for a total investment of $1.2 billion. Through our intermediate holding companies, we used all of the proceeds from the issuance of such securities to the Strategic Investors to purchase AOG Units from our Managing Partners, and to purchase from our Contributing Partners a portion of their points. The Strategic Investors hold non-voting Class A shares, which represented 24.3% of our issued and outstanding Class A shares and 11.2% of the economic interest in the Apollo Operating Group, in each case as of December 31, 2016.

As all of their holdings in us are non-voting, neither of the Strategic Investors has any means for exerting control over our company.
Lenders Rights Agreement
In connection with the Strategic Investors Transaction, we entered into a shareholders agreement, or the “Lenders Rights Agreement,” with the Strategic Investors.
Transfer Restrictions
Each Strategic Investor may transfer 100% of its non-voting Class A shares at any time after the fifth anniversary of our IPO.
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
Employment Arrangements
Please see the section entitled “Item 11. Executive Compensation—Narrative Disclosure to the Summary Compensation Table and Grants of Plan—Based Awards Table” and “—Potential Payments upon Termination or Change in Control” for a description of the employment agreements of our named executive officers who have employment agreements.
In addition, Joshua Black a son of Leon Black, is currently employed by the Company as a Principal in the Company’s private equity business. He is entitled to receive a base salary, incentive compensation and employee benefits comparable to those offered to similarly situated employees of the Company during 2016. He is also eligible to receive an annual performance-based bonus in 2016 in an amount determined by the Company in its discretion.
Reimbursements
In the normal course of business, our personnel have made use of aircraft owned as personal assets by Messrs. Black, Rowan and Harris. Messrs. Black, Rowan and Harris paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by us for the business use of these aircraft by Messrs. Black, Rowan and Harris and other of our personnel totaled $1,083,718, $831,997 and $451,401 for 2016 to Messrs. Black, Rowan and Harris, respectively (which amounts are determined based on the lower of the actual costs of operating the aircraft or a specified hourly market rate).

Investments In Apollo Funds
Our directors and executive officers are generally permitted to invest their own capital (or capital of estate planning vehicles that they control) directly in our funds and affiliated entities. In general, such investments are not subject to management fees, and in certain instances, may not be subject to carried interest. The opportunity to invest in our funds in the same manner is available to all of the senior Apollo professionals and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. From our inception through December 31, 2016, our professionals have committed or invested approximately $1.2 billion of their own capital to our funds.
The amount invested in our investment funds by our directors and executive officers (and their estate planning vehicles) during 2016 was $8,798,182, $10,923,518, $4,617,433, $2,664,246, $438,666, $361,789 and $1,243,821 for Messrs. Black, Harris, Rowan, Suydam, Kelly, Ducey, and Kraft, respectively. The amount of distributions, including profits and return of capital to our directors and executive officers (and their estate planning vehicles) during 2016 was $10,751,106, $10,193,345, $4,811,152, $1,638,505, $113,716, $273,917 and $741,690 for Messrs. Black, Harris, Rowan, Suydam, Kelly, Ducey, and Kraft, respectively.
Sub-Advisory Arrangements and Strategic Investment Accounts
From time to time, we have entered into sub-advisory arrangements with, or established strategic investment accounts for, certain of our directors and executive officers or vehicles they manage. Such arrangements have been approved in advance in accordance with our policy regarding transactions with related persons.  In addition, such sub-advisory arrangements or strategic investment accounts have been entered into with, or advised by, an Apollo entity serving as investment advisor registered under the Investment Advisers Act, and any fee arrangements, if applicable, have been on an arms-length basis. The amount of such fees paid by our directors and executive officers or vehicles they manage to the Company during 2016 was $140,830 for Mr. Rowan and $152,881 for Mr. Harris.
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
The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities") for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016		2015
	(in thousands)
Audit fees	$9,506	(1)	$10,185	(1)
Audit fees for Apollo fund entities	20,920	(2)	20,389	(2)
Audit-related fees	1,548	(3)(4)	6,138	(3)(4)
Tax fees	3,483	(5)	2,188	(5)
Tax fees for Apollo fund entities	23,367	(2)	19,150	(2)

(1)
Audit fees consisted of fees for (a) the audits of our consolidated financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (b) reviews of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q.

(2)	Audit and Tax fees for Apollo fund entities consisted of services to investment funds managed by Apollo in its capacity as the general partner and/or manager of such entities.

(3)	Audit-related fees consisted of comfort letters, consents and other services related to SEC and other regulatory filings.

(4)	Includes audit-related fees for Apollo fund entities of $0.3 million and $0.9 million for the years ended December 31, 2016 and 2015, respectively.

(5)	Tax fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.
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

*10.11	Employment Agreement with Leon D. Black dated January 4, 2017.

*10.12	Employment Agreement with Marc J. Rowan dated January 4, 2017.

*10.13	Employment Agreement with Joshua J. Harris dated January 4, 2017.

Exhibit Number	Exhibit Description

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

*21.1	Subsidiaries of Apollo Global Management, LLC.

*23.1	Consent of Deloitte & Touche, LLP

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Scheme Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

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

Apollo Global Management, LLC
(Registrant)

Date: February 13, 2017	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Leon Black	Chairman and Chief Executive Officer and Director	February 13, 2017
Leon Black	(principal executive officer)

/s/ Martin Kelly	Chief Financial Officer	February 13, 2017
Martin Kelly	(principal financial officer)

/s/ Elliott Russell	Chief Accounting Officer	February 13, 2017
Elliott Russell	(principal accounting officer)

/s/ Joshua Harris	Senior Managing Director and Director	February 13, 2017
Joshua Harris

/s/ Marc Rowan	Senior Managing Director and Director	February 13, 2017
Marc Rowan

/s/ Michael Ducey	Director	February 13, 2017
Michael Ducey

/s/ Paul Fribourg	Director	February 13, 2017
Paul Fribourg

/s/ Robert Kraft	Director	February 13, 2017
Robert Kraft

/s/ AB Krongard	Director	February 13, 2017
AB Krongard

/s/ Pauline Richards	Director	February 13, 2017
Pauline Richards