Form 10-Q
period 2017-03-31
Apollo Global Management LLC
filed 2017-05-05
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017 OR

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of May 4, 2017 there were 191,001,096 Class A shares and 1 Class B share outstanding.

Forward-Looking Statements
This quarterly report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this quarterly report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to our dependence on certain key personnel, our ability to raise new private equity, credit or real estate funds, market conditions generally, our ability to manage our growth, fund performance, changes in our regulatory environment and tax status, the variability of our revenues, net income and cash flow, our use of leverage to finance our businesses and investments by our funds and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in the Company’s
Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on February 13, 2017 (the “2016 Annual Report”); as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.
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
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on March 31, 2017 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, carried interest and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
“gross IRR” of a credit fund represents the annualized return of a fund based on the actual timing of all cumulative fund cash flows before management fees, carried interest income allocated to the general partner and certain other fund expenses. Calculations may include certain investors that do not pay fees. The terminal value is the net asset value as of the reporting date. Non-U.S. dollar denominated (“USD”) fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
“gross IRR” of a real estate fund represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on March 31, 2017 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, carried interest, and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
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
“net IRR” of a real estate fund represents the cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of March 31, 2017 or other date specified is paid to investors), excluding certain non-fee and non-carry bearing parties, and the return is annualized and compounded after management fees, carried interest, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
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
“permanent capital vehicles” refers to (a) assets that are owned by or related to Athene (“ATH”), (b) assets that are owned by or related to MidCap FinCo Designated Activity Company (“MidCap”) and managed by Apollo, (c) assets of publicly traded vehicles managed by Apollo such as Apollo Investment Corporation (“AINV”), Apollo Commercial Real Estate Finance, Inc. (“ARI”), Apollo Tactical Income Fund Inc. (“AIF”), and Apollo Senior Floating Rate Fund Inc. (“AFT”), in each case that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law and (d) a non-traded business development company sub-advised by Apollo. The investment management agreements of AINV, AIF and AFT have one year terms, are reviewed annually and remain in effect only if approved by the boards of directors of such companies or by the affirmative vote of the holders of a majority of the outstanding voting shares of such companies, including in either case, approval by a majority of the directors who are not “interested persons” as defined in the Investment Company Act of 1940. In addition, the investment management agreements of AINV, AIF and AFT may be terminated in certain circumstances upon 60 days’ written notice. The investment management agreement of ARI has a one year term and is reviewed annually by ARI’s board of directors and may be terminated under certain circumstances by an affirmative vote of at least two-thirds of ARI’s independent directors. The investment management or advisory arrangements between MidCap and Apollo and Athene and Apollo, may also be terminated under certain circumstances;
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
“Strategic Investor” refers to the California Public Employees’ Retirement System, or “CalPERS”;
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

PART I—FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
AS OF MARCH 31, 2017 AND DECEMBER 31, 2016
(dollars in thousands, except share data)

	As of March 31, 2017	As of December 31, 2016
Assets:
Cash and cash equivalents	$1,084,218	$806,329
Cash and cash equivalents held at consolidated funds	7,880	7,335
Restricted cash	4,946	4,680
Investments	1,575,687	1,494,744
Assets of consolidated variable interest entities:
Cash and cash equivalents	60,086	41,318
Investments, at fair value	991,053	913,827
Other assets	55,268	46,666
Carried interest receivable	1,420,860	1,257,105
Due from related parties	249,881	254,853
Deferred tax assets	561,524	572,263
Other assets	140,302	118,860
Goodwill	88,852	88,852
Intangible assets, net	21,006	22,721
Total Assets	$6,261,563	$5,629,553
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$72,170	$57,465
Accrued compensation and benefits	54,257	52,754
Deferred revenue	171,267	174,893
Due to related parties	598,975	638,126
Profit sharing payable	634,668	550,148
Debt	1,353,572	1,352,447
Liabilities of consolidated variable interest entities:
Debt, at fair value	797,328	786,545
Other liabilities	127,680	68,034
Other liabilities	103,855	81,613
Total Liabilities	3,913,772	3,762,025
Commitments and Contingencies (see note 14)
Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Preferred shares (11,000,000 shares issued and outstanding as of March 31, 2017)	264,683	—
Class A shares, no par value, unlimited shares authorized, 187,644,092 and 185,460,294 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Additional paid in capital	1,763,146	1,830,025
Accumulated deficit	(838,686)	(986,186)
Accumulated other comprehensive loss	(11,803)	(8,723)
Total Apollo Global Management, LLC shareholders’ equity	1,177,340	835,116
Non-Controlling Interests in consolidated entities	120,891	90,063
Non-Controlling Interests in Apollo Operating Group	1,049,560	942,349
Total Shareholders’ Equity	2,347,791	1,867,528
Total Liabilities and Shareholders’ Equity	$6,261,563	$5,629,553
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Management fees from related parties	$269,543	$233,795
Advisory and transaction fees from related parties, net	15,067	7,999
Carried interest income (loss) from related parties	358,941	(120,968)
Total Revenues	643,551	120,826
Expenses:
Compensation and benefits:
Salary, bonus and benefits	101,613	97,234
Equity-based compensation	23,107	14,002
Profit sharing expense	144,324	(37,605)
Total Compensation and Benefits	269,044	73,631
Interest expense	12,999	7,873
General, administrative and other	62,040	58,631
Placement fees	1,905	1,764
Total Expenses	345,988	141,899
Other Income (Loss):
Net gains (losses) from investment activities	34,517	(56,469)
Net gains from investment activities of consolidated variable interest entities	4,108	1,319
Income (loss) from equity method investments	38,553	(3,817)
Interest income	803	585
Other income (loss), net	18,647	(253)
Total Other Income (Loss)	96,628	(58,635)
Income (loss) before income tax (provision) benefit	394,191	(79,708)
Income tax (provision) benefit	(39,161)	5,147
Net Income (Loss)	355,030	(74,561)
Net (income) loss attributable to Non-Controlling Interests	(209,834)	41,733
Net Income (Loss) Attributable to Apollo Global Management, LLC	$145,196	$(32,828)
Distributions Declared per Class A Share	$0.45	$0.28
Net Income (Loss) Per Class A Share:
Net Income (Loss) Available to Class A Share – Basic	$0.75	$(0.19)
Net Income (Loss) Available to Class A Share – Diluted	$0.75	$(0.19)
Weighted Average Number of Class A Shares Outstanding – Basic	186,537,367	182,665,330
Weighted Average Number of Class A Shares Outstanding – Diluted	186,537,367	182,665,330

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2017	2016
Net Income (Loss)	$355,030	$(74,561)
Other Comprehensive Income (Loss), net of tax:
Allocation of currency translation adjustments (net of taxes of $0.1 million and $0.6 million for Apollo Global Management, LLC for the three months ended March 31, 2017 and 2016, respectively, and $0.0 million for Non-Controlling Interests in Apollo Operating Group for the three months ended March 31, 2017 and 2016)	(2,279)	6,101
Net gain from change in fair value of cash flow hedge instruments	26	26
Net income (loss) on available-for-sale securities	48	(951)
Total Other Comprehensive Income (Loss), net of tax	(2,205)	5,176
Comprehensive Income (Loss)	352,825	(69,385)
Comprehensive (Income) Loss attributable to Non-Controlling Interests	(210,709)	39,099
Comprehensive Income (Loss) Attributable to Apollo Global Management, LLC	$142,116	$(30,286)

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Preferred Shares	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Apollo Global Management, LLC Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non-Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2016	181,078,937	1	$—	$2,005,509	$(1,348,384)	$(7,620)	$649,505	$86,561	$652,915	$1,388,981
Dilution impact of issuance of Class A shares	—	—	—	190	—	—	190	—	—	190
Capital increase related to equity-based compensation	—	—	—	18,467	—	—	18,467	—	—	18,467
Capital contributions	—	—	—	—	—	—	—	33	—	33
Distributions	—	—	—	(53,555)	—	—	(53,555)	(2,249)	(60,527)	(116,331)
Payments related to issuances of Class A shares for equity-based awards	3,276,701	—	—	—	(22,042)	—	(22,042)	—	—	(22,042)
Repurchase of Class A Shares	(954,447)	—	—	(12,919)	—	—	(12,919)	—	—	(12,919)
Net income (loss)	—	—	—	—	(32,828)	—	(32,828)	2,035	(43,768)	(74,561)
Currency translation adjustments	—	—	—	—	—	3,481	3,481	2,620	—	6,101
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	12	12	—	14	26
Net loss on available-for-sale securities	—	—	—	—	—	(951)	(951)	—	—	(951)
Balance at March 31, 2016	183,401,191	1	$—	$1,957,692	$(1,403,254)	$(5,078)	$549,360	$89,000	$548,634	$1,186,994
Balance at January 1, 2017	185,460,294	1	$—	$1,830,025	$(986,186)	$(8,723)	$835,116	$90,063	$942,349	$1,867,528
Dilution impact of issuance of Class A shares	—	—	—	(23)	—	—	(23)	—	—	(23)
Equity issued in connection with Preferred shares offering	—	—	264,683	—	—	—	264,683	—	—	264,683
Adoption of new accounting guidance	—	—	—	—	22,901	—	22,901	—	—	22,901
Capital increase related to equity-based compensation	—	—	—	17,066	—	—	17,066	—	—	17,066
Capital contributions	—	—	—	—	—	—	—	28,701	—	28,701
Distributions	—	—	—	(87,074)	—	—	(87,074)	(2,124)	(96,956)	(186,154)
Payments related to issuances of Class A shares for equity-based awards	1,683,798	—	—	—	(20,597)	—	(20,597)	—	—	(20,597)
Exchange of AOG Units for Class A shares	500,000	—	—	3,152	—	—	3,152	—	(2,291)	861
Net income	—	—	—	—	145,196	—	145,196	3,384	206,450	355,030
Currency translation adjustments	—	—	—	—	—	(3,140)	(3,140)	867	(6)	(2,279)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	12	12	—	14	26
Net income on available-for-sale securities	—	—	—	—	—	48	48	—	—	48
Balance at March 31, 2017	187,644,092	1	$264,683	$1,763,146	$(838,686)	$(11,803)	$1,177,340	$120,891	$1,049,560	$2,347,791

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$355,030	$(74,561)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	23,107	14,002
Depreciation and amortization	4,385	4,631
Unrealized (gains) losses from investment activities	(35,035)	55,702
(Income) loss from equity method investments	(38,553)	3,817
Change in fair value of contingent obligations	(3,663)	(4,113)
Deferred taxes, net	34,478	(4,296)
Other non-cash amounts included in net income, net	621	6,686
Cash flows due to changes in operating assets and liabilities:
Carried interest receivable	(168,662)	153,504
Due from related parties	(6,654)	(12,243)
Accounts payable and accrued expenses	14,705	6,649
Accrued compensation and benefits	1,503	(6,750)
Deferred revenue	(2,784)	(1,497)
Due to related parties	(39,151)	(282)
Profit sharing payable	103,139	(32,650)
Other assets and other liabilities, net	(6,470)	(2,011)
Cash distributions of earnings from equity method investments	16,555	4,641
Satisfaction of contingent obligation	(14,956)	—
Apollo Fund and VIE related:
Net realized and unrealized gains from investing activities and debt	(1,241)	(2,341)
Change in cash held at consolidated variable interest entities	(14,746)	23,569
Purchases of investments	(187,567)	(118,974)
Proceeds from sale of investments	120,882	117,664
Changes in other assets and other liabilities, net	49,911	(6,953)
Net Cash Provided by Operating Activities	$204,834	$124,194
Cash Flows from Investing Activities:
Purchases of fixed assets	$(1,002)	$(2,309)
Purchase of investments	—	(24,597)
Cash contributions to equity method investments	(43,529)	(42,649)
Cash distributions from equity method investments	19,758	10,447
Issuance of related party loans	(5,434)	—
Repayment of related party loans	17,700	—
Other investing activities	(375)	2,109
Net Cash Used in Investing Activities	$(12,882)	$(56,999)
Cash Flows from Financing Activities:
Issuance of Preferred shares (net of issuance costs)	$264,683	$—
Issuance of debt	—	18,446
Purchase of Class A shares	(151)	(12,919)
Payments related to issuances of Class A shares for RSUs	(20,597)	(22,042)
Distributions paid	(87,074)	(53,555)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(96,956)	(60,527)
Other financing activities	(1,939)	(4,528)
Apollo Fund and VIE related:
Distributions paid to Non-Controlling Interests in consolidated variable interest entities	(84)	—
Contributions from Non-Controlling Interests in consolidated variable interest entities	28,600	11
Net Cash Provided by (Used in) Financing Activities	$86,482	$(135,114)
Net Increase (Decrease) in Cash and Cash Equivalents	278,434	(67,919)
Cash and Cash Equivalents, Beginning of Period	813,664	617,322
Cash and Cash Equivalents, End of Period	$1,092,098	$549,403
Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,545	$3,645
Interest paid by consolidated variable interest entities	1,776	6,168
Income taxes paid	2,733	1,327
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash distributions from equity method investments	$(13,673)	$(1,114)
Non-cash purchases of other investments, at fair value	13,304	—
Supplemental Disclosure of Non-Cash Financing Activities:
Capital increases related to equity-based compensation	$17,066	$18,467
Other non-cash financing activities	(33)	223
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$861	$—
Additional paid in capital	(861)	—
Non-Controlling Interest in Apollo Operating Group	2,291	—

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
As of March 31, 2017, the Company owned, through six intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, APO Asset Co., LLC, a Delaware limited liability company that is a disregarded entity for U.S. federal income tax purposes, APO (FC), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes, APO (FC II), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes, APO UK (FC), Limited, a United Kingdom incorporated company that is treated as a corporation for U.S. federal income tax purposes, and APO (FC III), LLC, a Cayman Islands limited liability company (collectively, the “Intermediate Holding Companies”), 46.6% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly-owned subsidiaries.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and certain of the Company’s other partners (the “Contributing Partners”) indirectly beneficially own interests in each of the partnerships that comprise the Apollo Operating Group (“AOG Units”). As of March 31, 2017, Holdings owned the remaining 53.4% of the economic interests in the Apollo Operating Group. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP for interim financial information and instructions to the Quarterly Report on Form 10-Q. The condensed consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting only of normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the 2016 Annual Report.

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
Pursuant to the consolidation guidance, the Company first evaluates whether it holds a variable interest in an entity. Fees that are customary and commensurate with the level of services provided, and where the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered a variable interest. Apollo factors in all economic interests including proportionate interests through related parties, to determine if such interests are considered a variable interest. As Apollo’s interests in many of these entities are solely through market rate performance fees and/or insignificant indirect interests through related parties, Apollo is not considered to have a variable interest in many of these entities and no further consolidation analysis is performed. For entities where the Company has determined that it does hold a variable interest, the Company performs an assessment to determine whether each of those entities qualify as a variable interest entity (“VIE”).
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
Assets and liabilities of the consolidated VIEs are primarily shown in separate sections within the condensed consolidated statements of financial condition. Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses are presented within net gains from investment activities of consolidated variable interest entities and are attributable to Non-Controlling Interests in the condensed consolidated statements of operations. For additional disclosures regarding VIEs, see note 4.
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
Except for the Company’s debt obligations (as described in note 9), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying values approximate fair value. See “Investments, at Fair Value” below. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings.
Fair Value Hierarchy
U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:
Level I - Quoted prices are available in active markets for identical financial instruments as of the reporting date. The types of financial instruments included in Level I include listed equities and listed derivatives. The Company does not adjust the quoted price for these financial instruments, even in situations where the Company holds a large position and the sale of such position would likely deviate from the quoted price.
Level II - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Financial instruments that are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives where the fair value is based on observable inputs. These financial instruments exhibit higher levels of liquid market observability as compared to Level III financial instruments.
Level III - Pricing inputs are unobservable for the financial instrument and includes situations where there is little observable market activity for the financial instrument. The inputs into the determination of fair value may require significant management judgment or estimation. Financial instruments that are included in this category generally include general and limited partner interests in corporate private equity and real estate funds, opportunistic credit funds, distressed debt and non-investment grade residual interests in securitizations and CDOs and CLOs where the fair value is based on observable inputs as well as unobservable inputs.
When a security is valued based on broker quotes, the Company subjects those quotes to various criteria in making the determination as to whether a particular financial instrument would qualify for classification as Level II or Level III. These criteria include, but are not limited to, the number and quality of the broker quotes, the standard deviations of the observed broker quotes, and the percentage deviation from independent pricing services.
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
Transfers between levels of the fair value hierarchy are recognized as of the end of the reporting period.
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
Valuation Process
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
Financial Instruments held by Consolidated VIEs
The Company measures both the financial assets and financial liabilities of the consolidated CLOs in its condensed consolidated financial statements using the fair value of the financial assets of the consolidated CLOs, which are more observable than the fair value of the financial liabilities of the consolidated CLOs. As a result, the financial assets of the consolidated CLOs are measured at fair value and the financial liabilities are measured in consolidation as: (i) the sum of the fair value of the financial assets and the carrying value of any non-financial assets that are incidental to the operations of the CLOs less (ii) the sum of the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interest retained by the Company) using a reasonable and consistent methodology. Under the measurement alternative, net income (loss) attributable to Apollo Global Management, LLC reflects the Company’s own economic interests in the consolidated CLOs including (i) changes in the fair value of the beneficial interests retained by the Company and (ii) beneficial interests that represent compensation for collateral management services.
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
Investments, at Fair Value
Investments, at fair value represent investments of the consolidated funds, investments of the consolidated VIEs and certain financial instruments for which the fair value option has been elected.
The unrealized gains and losses resulting from changes in the fair value of the consolidated VIEs are reflected as net gains (losses) from investment activities of consolidated variable interest entities in the condensed consolidated statements of operations.
Net gains (losses) from investment activities in the condensed consolidated statements of operations include both realized gains and losses and the change in unrealized gains and losses in the Company’s investments, at fair value between the opening reporting date and the closing reporting date.
Fair Value Option
Apollo has elected the fair value option for the Company’s investment in Athene Holding, the assets and liabilities of certain of its consolidated VIEs (including CLOs) and the Company’s investments in its unconsolidated CLOs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by the consolidated VIEs that otherwise would not have been carried at fair value. See notes 3, 4, and 5 for further disclosure on the investments in Athene Holding and financial instruments of the consolidated VIEs for which the fair value option has been elected.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Equity Method Investments
For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation and for which the Company has not elected the fair value option, the Company uses the equity method of accounting, whereby the Company records its share of the underlying income or loss of such entities. The Company’s share of the underlying net income or loss of such entities is recorded in income (loss) from equity method investments in the condensed consolidated statements of operations. The carrying amounts of equity method investments are recorded in investments in the condensed consolidated statements of financial condition. As the underlying entities that the Company manages and invests in are, for U.S. GAAP purposes, primarily investment companies which reflect their investments at estimated fair value, the carrying value of the Company’s equity method investments in such entities approximates fair value.
Revenues
Revenues are reported in three separate categories that include (i) advisory and transaction fees from related parties, net, which relate to the investments of the funds the Company manages and may include individual monitoring agreements the Company has with the portfolio companies and debt investment vehicles of the private equity funds and credit funds it manages; (ii) management fees from related parties, which are based on committed capital, invested capital, net asset value, gross assets or as otherwise defined in the respective agreements; and (iii) carried interest income (loss) from related parties, which is normally based on the performance of the funds the Company manages that are subject to preferred return.
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
Advisory and Transaction Fees from Related Parties, Net—Advisory and transaction fees, including directors’ fees, are recognized when the underlying services rendered are substantially completed in accordance with the terms of the transaction and advisory agreements. Additionally, during the normal course of business, the Company incurs certain costs related to certain transactions that are not consummated (“broken deal costs”). These costs (e.g., research costs, due diligence costs, professional fees, legal fees and other related items) are determined to be broken deal costs upon management’s decision to no longer pursue the transaction. In accordance with the related fund agreement, in the event the deal is deemed broken, all of the costs are reimbursed by the funds and then included as a component of the calculation of the Management Fee Offset (described below). If a deal is successfully completed, Apollo is reimbursed by the fund or fund’s portfolio company for all costs incurred and no offset is generated. As the Company acts as an agent for the funds it manages, any transaction costs incurred and paid by the Company on behalf of the respective funds relating to successful or broken deals are recorded net on the Company’s condensed consolidated statements of operations, and any receivable from the respective funds is recorded in due from related parties on the condensed consolidated statements of financial condition.
Advisory and transaction fees from related parties, net, also includes underwriting fees. Underwriting fees include gains, losses and fees, net of syndicate expenses, arising from securities offerings in which one of the Company’s subsidiaries participates in the underwriter syndicate. Underwriting fees are recognized at the time the underwriting is completed and the income is reasonably assured and are included in the condensed consolidated statements of operations. Underwriting fees recognized but not received are recorded in other assets on the condensed consolidated statements of financial condition.
As a result of providing advisory services to certain private equity and credit portfolio companies, Apollo is generally entitled to receive fees for transactions related to the acquisition, in certain cases, and disposition of portfolio companies as well as ongoing monitoring of portfolio company operations and directors’ fees. The amounts due from portfolio companies are recorded in due from related parties, which is discussed further in note 13. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Advisory and transaction fees from related parties are presented net of the Management Fee Offset in the condensed consolidated statements of operations.
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
Carried interest income from related parties also includes a quarterly performance fee on the pre-incentive fee net investment income (“AINV Part I Fees”) of AINV. For purposes of the AINV Part I Fees, the net investment income of AINV includes interest income, dividend income and certain other income but excludes any realized and unrealized capital gains or losses. Such AINV Part I Fees are paid quarterly and are not subject to repayment.
Deferred Revenue—Apollo earns management fees subject to the Management Fee Offset (described above). When advisory and transaction fees are earned by the management company, the Management Fee Offset reduces the management fee obligation of the fund. When the Company receives cash for advisory and transaction fees, a certain percentage of such advisory and/or transaction fees, as applicable, is allocated as a credit to reduce future management fees, otherwise payable by such fund. Such credit is recorded as deferred revenue in the condensed consolidated statements of financial condition. A portion of any excess advisory and transaction fees may be required to be returned to the limited partners of certain funds upon such fund’s liquidation. As the management fees earned by the Company are presented on a gross basis, any Management Fee Offsets calculated are presented as a reduction to advisory and transaction fees from related parties in the condensed consolidated statements of operations.
Additionally, Apollo earns advisory fees pursuant to the terms of the advisory agreements with certain of the portfolio companies that are owned by the funds Apollo manages. When Apollo receives a payment from a portfolio company that exceeds the advisory fees earned at that point in time, the excess payment is recorded as deferred revenue in the condensed consolidated statements of financial condition. The advisory agreements with the portfolio companies vary in duration and the associated fees are received monthly, quarterly or annually. Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed.
Under the terms of the funds’ partnership agreements, Apollo is normally required to bear organizational expenses over a set dollar amount and placement fees or costs in connection with the offering and sale of interests in the funds it manages to investors. The placement fees are payable to placement agents, who are independent third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering and marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors, when a limited partner either commits or funds a commitment to a fund. In certain instances the placement fees are paid over a period of time. Based on the management agreements with the funds, Apollo considers placement fees and organizational costs paid in determining if cash has been received in excess of the management fees earned. Placement fees and organizational costs are normally the obligation of Apollo but can be paid for by the funds. When these costs are paid by the fund, the resulting obligations are included within deferred revenue. The deferred revenue balance will also be reduced during future periods when management fees are earned but not paid.
Compensation and Benefits
401(k) Savings Plan
The Company sponsors a 401(k) savings plan (the “401(k) Plan”) whereby U.S.-based employees are entitled to participate in the 401(k) Plan based upon satisfying certain eligibility requirements. Effective January 1, 2017, the Company matches 50% of eligible annual employee contributions up to 3% of the eligible employees’ annual compensation. Matching contributions vest after three years of service.
Profit Sharing
Profit sharing expense and profit sharing payable primarily consist of a portion of carried interest earned from certain funds that is allocated to employees, former employees and Contributing Partners. Profit sharing amounts are recognized on an accrued basis as the related carried interest income is earned. Accordingly, profit sharing amounts can be reversed during periods when there is a decline in carried interest income that was previously recognized.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Profit sharing amounts are generally not paid until the related carried interest is distributed to the general partner upon realization of the fund’s investments. Under certain profit sharing arrangements, a portion of the carried interest distributed to the general partner is settled by issuance of restricted shares, rather than cash to employees. Prior to distribution of the carried interest to the general partner, the Company records the value of the restricted shares expected to be granted in other assets and other liabilities within the condensed consolidated statements of financial condition. Upon distribution of the carried interest to the general partner, the general partner expects to purchase the Class A restricted shares on behalf of employees and simultaneously grant those shares to the employee. Such shares are recorded as equity-based compensation expense over the relevant service period.
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
Profit sharing payable also includes contingent consideration obligations that were recognized in connection with certain Apollo acquisitions. Changes in the fair value of the contingent consideration obligations are reflected in the Company’s condensed consolidated statements of operations as profit sharing expense.
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
General, Administrative and Other
General, administrative and other primarily includes professional fees, occupancy, depreciation and amortization, travel, information technology, and administration expenses. For the three months ended March 31, 2016, the presentation of professional fees, occupancy, and depreciation and amortization was combined with general, administrative and other on the condensed consolidated statements of operations to conform to the current presentation.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The new guidance requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services (i.e., the transaction price). When determining the transaction price under the new guidance, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. The new guidance also requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance will apply to all entities. In August 2015, the FASB issued its final standard formally amending the effective date of the new revenue recognition guidance. The amended guidance defers the effective date of the new guidance to interim reporting periods within annual reporting periods beginning after December 15, 2017.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Upon adoption, the guidance currently applied by the Company in which it recognizes carried interest income on an assumed liquidation basis at each reporting date will no longer be permitted. The Company expects the recognition of carried interest income from incentive fees, which are a form of variable consideration, to be deferred until such fees are probable to not be significantly reversed. Incentive fees are carried interest income that is not a capital allocation to the general partner or investment manager.
Carried interest income that is a capital allocation to the general partner or investment manager, represents the remaining portion of carried interest income on the Company’s consolidated statements of operations. In connection with the adoption of the new revenue guidance, the Company will apply a new accounting policy for its carried interest income that is a capital allocation to the general partner or investment manager. The Company intends to account for such carried interest income as a financial instrument under the equity method of accounting. The pattern and amount of recognition under the new policy is not expected to differ materially from the Company’s existing recognition for such fees. Such carried interest income will be reported as a separate line item within revenue (i.e., separate from incentive fees). As capital allocation related carried interest income and the related general partner investment are considered to be a single unit of account under the Company’s new accounting policy, the equity method income associated with the general partner interests will be combined with the associated carried interest income and reported in a single line within revenue.
The Company is currently in the process of implementing the new revenue guidance and is continuing to evaluate the effect this guidance will have on other revenue streams, including advisory and transaction fees and management fees, as well as any principal versus agent considerations for reporting revenue gross versus net. The Company will adopt the new revenue recognition guidance effective January 1, 2018.
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
The Company expects its total assets and total liabilities on its condensed consolidated statements of financial condition to increase upon adoption of this guidance as a result of recording a lease asset and lease liability related to our operating leases. The Company is continuing to evaluate the impact that this guidance will have on its condensed consolidated financial statements. The Company expects to adopt the new leasing guidance on January 1, 2019.
In March 2016, the FASB issued amended guidance on stock compensation. The amendments are intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for excess tax benefits, forfeitures, and cash flows. The amended guidance requires that all excess tax benefits and deficiencies related to share-based payment transactions be recognized through the income tax provision (benefit) in the condensed consolidated statement of operations. Further, the amended guidance permits an entity to make an accounting policy election either to estimate the number of forfeitures expected to occur or to account for forfeitures when they occur. The amended guidance also requires excess tax benefits related to share-based payment transactions to be presented as operating activities and employee taxes paid to be presented as financing activities in the condensed consolidated statement of cash flows. The amended guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. The Company adopted the guidance for the three months ended March 31, 2017.
Amendments relating to the recognition of excess tax benefits in the condensed consolidated statements of operations and impacts to the condensed consolidated statements of cash flows have been applied prospectively, with the exception of a $22.9 million cumulative effect adjustment, as of January 1, 2017, to deferred tax assets with a corresponding decrease to accumulated deficit relating to previously unrecognized excess tax benefits.
For forfeitures, the Company made an accounting policy election to no longer estimate forfeitures in determining the number of equity-based awards that are expected to vest. Under the Company’s new policy, forfeitures are accounted for when they occur. Any adjustments have been reflected prospectively as of January 1, 2017.
In August 2016, the FASB issued guidance intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statements of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017. The Company early adopted the guidance for the three months ended March 31, 2017. Adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

In October 2016, the FASB issued guidance that amends the consolidation guidance issued in February 2015. Under the amended guidance a decision maker will need to consider only its proportionate indirect interest in a VIE that is held through a related party under common control. Under the originally issued guidance, a decision maker treats the interest of the related party under common control in the VIE as if the decision maker held the interest itself. The amended guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. The Company adopted the guidance for the three months ended March 31, 2017. Adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.
In November 2016, the FASB issued guidance to reduce diversity in practice in the classification and presentation of changes in restricted cash on the statements of cash flows. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. Entities will also be required to reconcile such total to amounts on the Company’s condensed consolidated statements of financial condition and disclose the nature of the restrictions. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is in the process of evaluating the impact that this guidance will have on its condensed consolidated financial statements.
3. INVESTMENTS
The following table represents Apollo’s investments:

	As of March 31, 2017	As of December 31, 2016
Investments, at fair value	$760,680	$708,080
Equity method investments	815,007	786,664
Total Investments	$1,575,687	$1,494,744
Investments, at Fair Value
Investments, at fair value, consist of investments for which the fair value option has been elected and include the Company’s investment in Athene Holding, investments held by the Company’s consolidated funds, investments in debt of unconsolidated CLOs, and other investments held by the Company. See note 5 for further discussion regarding investments, at fair value.
Net Gains from Investment Activities
The following table presents the realized and net change in unrealized gains on investments, at fair value for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Realized losses on sales of investments	$—	$(288)
Net change in unrealized gains (losses) due to changes in fair value(1)	34,517	(56,181)
Net gains (losses) from investment activities	$34,517	$(56,469)

(1)	Primarily relates to the Company’s investment in Athene Holding. See note 5 for further information regarding the Company’s investment in Athene Holding.
Equity Method Investments
Apollo’s equity method investments include its investments in the private equity, credit and real estate funds it manages, which are not consolidated, but in which the Company exerts significant influence. Apollo’s share of net income generated by these investments is recorded within income from equity method investments in the condensed consolidated statements of operations.
Equity method investments, excluding those for which the fair value option was elected, as of March 31, 2017 and December 31, 2016 consisted of the following:

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	Equity Held as of
	March 31, 2017	(5)	December 31, 2016	(5)
Private Equity(1)(2)	$455,626		$428,581
Credit(1)(3)	328,255		327,012
Real Estate	31,126		31,071
Total equity method investments(4)	$815,007		$786,664

(1)
As of March 31, 2017, equity method investments include Fund VIII (Private Equity) and MidCap (Credit) of $289.2 million and $80.1 million, respectively, representing an ownership percentage of 2.2% and 4.3%, respectively. As of December 31, 2016, equity method investments include Fund VIII (Private Equity) and MidCap (Credit) of $260.9 million and $79.5 million, respectively, representing an ownership percentage of 2.2% and 4.3%, respectively.

(2)
The equity method investment in AP Alternative Assets, L.P. (“AAA”) was $58.2 million and $66.8 million as of March 31, 2017 and December 31, 2016, respectively. The value of the Company’s investment in AAA was $59.2 million and $64.9 million based on the quoted market price as of March 31, 2017 and December 31, 2016, respectively.

(3)
The equity method investment in AINV was $57.7 million and $58.6 million as of March 31, 2017 and December 31, 2016, respectively. The value of the Company’s investment in AINV was $58.3 million and $52.1 million based on the quoted market price as of March 31, 2017 and December 31, 2016, respectively.

(4)	Certain funds invest across multiple segments. The presentation in the table above is based on the classification of the majority of such funds’ investments.

(5)	Some amounts are included a quarter in arrears.
As of March 31, 2017 and for the three months ended March 31, 2017, no equity method investment held by Apollo met the significance criteria as defined by the SEC. Although the disclosure is not required by the significance criteria for the three months ended March 31, 2017, the Company chose to continue to include this information as it was disclosed in its 2016 Annual Report. The following table presents summarized financial information of Athene Holding for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31,
	2017	(1)	2016
	(in millions)
Statements of Operations
Revenues	$1,062		$722
Expenses	676		634
Income before income tax provision	386		88
Income tax provision	18		1
Net income available to Athene common shareholders	$368		$87

(1)
The financial statement information for the three months ended March 31, 2017 is presented a quarter in arrears and is comprised of the financial information for the three months ended December 31, 2016, which represents the latest available financial information as of the date of this report.

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
The assets of these consolidated CLOs are not available to creditors of the Company. In addition, the investors in these consolidated CLOs have no recourse against the assets of the Company. The Company measures both the financial assets and the financial liabilities of the CLOs using the fair value of the financial assets as further described in note 2. The Company has elected the fair value option for financial instruments held by its consolidated CLOs, which includes investments in loans and corporate bonds, as well as debt obligations and contingent obligations held by such consolidated CLOs. Other assets include amounts due from brokers and interest receivables. Other liabilities include payables for securities purchased, which represent open trades within the consolidated VIEs and primarily relate to corporate loans that are expected to settle within the next 60 days. From time to time, Apollo makes investments in certain consolidated CLOs denominated in foreign currencies. As of March 31, 2017 and December 31, 2016, the Company held investments of $41.9 million and $41.3 million, respectively, in consolidated foreign currency denominated CLOs, which eliminates in consolidation.
Net Gains from Investment Activities of Consolidated Variable Interest Entities
The following table presents net gains from investment activities of the consolidated VIEs for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	(1)	2016	(1)
Net gains (losses) from investment activities	$1,990		$(4,122)
Net gains (losses) from debt	(883)		6,434
Interest and other income	7,822		10,553
Interest and other expenses	(4,821)		(11,546)
Net gains from investment activities of consolidated variable interest entities	$4,108		$1,319

(1)	Amounts reflect consolidation eliminations.
Senior Secured Notes and Subordinated Notes—Included within debt are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017				As of December 31, 2016
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)(3)	$714,065	1.71%		12.0	$704,976	1.83%		12.3
Subordinated Notes(2)(3)	88,926	N/A	(1)	18.9	87,794	N/A	(1)	19.2
Total	$802,991				$792,770

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.

(2)	The fair value of Senior Secured Notes and Subordinated Notes as of March 31, 2017 and December 31, 2016 was $797.3 million and $786.5 million, respectively.

(3)
The debt at fair value of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. As of March 31, 2017 and December 31, 2016, the fair value of the assets of the consolidated VIEs was $1,106.4 million and $1,001.8 million, respectively. This collateral consisted of cash and cash equivalents, investments, at fair value, and other assets.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of March 31, 2017, the Company was not aware of any instances of non-compliance with any of these covenants.
Variable Interest Entities Which are Not Consolidated
The Company holds variable interests in certain VIEs which are not consolidated, as it has been determined that Apollo is not the primary beneficiary.
The following tables present the carrying amounts of the assets and liabilities of the VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary as of March 31, 2017 and December 31, 2016. In addition, the tables present the maximum exposure to losses relating to these VIEs.

	As of March 31, 2017
	Total Assets		Total Liabilities		Apollo Exposure
Total	$7,446,439	(1)	$3,042,395	(2)	$271,273	(3)

(1)	Consists of $254.2 million in cash, $7,132.7 million in investments and $59.5 million in receivables.

(2)	Represents debt and other payables.

(3)
Represents Apollo’s direct investment in those entities in which Apollo holds a significant variable interest and certain other investments. Additionally, cumulative carried interest income is subject to reversal in the event of future losses. The maximum amount of future reversal of carried interest income from all of Apollo’s funds, including those entities in which Apollo holds a significant variable interest, was $3.1 billion as of March 31, 2017, as discussed in note 14.

	As of December 31, 2016
	Total Assets		Total Liabilities		Apollo Exposure
Total	$7,523,335	(1)	$2,818,459	(2)	$272,191	(3)

(1)	Consists of $231.9 million in cash, $7,253.9 million in investments and $37.5 million in receivables.

(2)	Represents debt and other payables.

(3)
Represents Apollo’s direct investment in those entities in which Apollo holds a significant variable interest. Additionally, cumulative carried interest income is subject to reversal in the event of future losses. The maximum amount of future reversal of carried interest income from all of Apollo’s funds, including those entities in which Apollo holds a significant variable interest, was $2.9 billion as of December 31, 2016.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

5. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the valuation of the Company’s financial assets and liabilities for which the fair value option has been elected by the fair value hierarchy as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017
	Level I(1)	Level II(1)	Level III	Total		Cost of Investments, at Fair Value
Assets
Investments, at fair value:
Investments of consolidated Apollo funds	$4,535	$4,424	$643	$9,602		$9,665
Other investments	—	—	45,599	45,599		47,690
Investment in Athene Holding(2)	—	705,479	—	705,479		387,526
Total investments, at fair value	4,535	709,903	46,242	760,680	(7)	$444,881
Investments of VIEs, at fair value(3)	—	848,274	137,344	985,618
Investments of VIEs, valued using NAV	—	—	—	5,435
Total investments of VIEs, at fair value	—	848,274	137,344	991,053
Derivative assets	—	942	—	942
Total Assets	$4,535	$1,559,119	$183,586	$1,752,675

Liabilities
Liabilities of consolidated Apollo funds	$338	$5,273	$35	$5,646
Liabilities of VIEs, at fair value(3)(5)	—	797,328	11,192	808,520
Contingent consideration obligations(6)	—	—	87,663	87,663
Derivative liabilities(4)	—	761	—	761
Total Liabilities	$338	$803,362	$98,890	$902,590

	As of December 31, 2016
	Level I(1)	Level II(1)	Level III	Total		Cost of Investments, at Fair Value
Assets
Investments, at fair value:
Investments of consolidated Apollo funds	$3,336	$1,475	$567	$5,378		$5,463
Other investments	—	—	45,154	45,154		47,690
Investment in Athene Holding(2)	—	657,548	—	657,548		387,526
Total investments, at fair value	3,336	659,023	45,721	708,080	(7)	$440,679
Investments of VIEs, at fair value(3)	—	816,167	92,474	908,641
Investments of VIEs, valued using NAV	—	—	—	5,186
Total investments of VIEs, at fair value	—	816,167	92,474	913,827
Derivative assets	—	1,360	—	1,360
Total Assets	$3,336	$1,476,550	$138,195	$1,623,267

Liabilities
Liabilities of VIEs, at fair value(3)(5)	$—	$786,545	$11,055	$797,600
Contingent consideration obligations(6)	—	—	106,282	106,282
Derivative liabilities(4)	—	1,167	—	1,167
Total Liabilities	$—	$787,712	$117,337	$905,049

(1)	All Level I and Level II assets and liabilities were valued using third party pricing, with the exception of the investment in Athene Holding.

(2)	See note 13 for further disclosure regarding the investment in Athene Holding.

(3)	See note 4 for further disclosure regarding VIEs.

(4)	Derivative liabilities are presented as a component of Other liabilities in the condensed consolidated statements of financial condition.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(5)
As of March 31, 2017, liabilities of VIEs, at fair value included debt and other liabilities of $797.3 million and $11.2 million, respectively. As of December 31, 2016, liabilities of VIEs, at fair value included debt and other liabilities of $786.5 million and $11.1 million, respectively. Other liabilities include contingent obligations classified as Level III.

(6)	See note 14 for further disclosure regarding contingent consideration obligations.

(7)
See note 3 to our condensed consolidated financial statements for further detail regarding our investments at fair value and reconciliation to the condensed consolidated statements of financial condition.

There were no transfers of financial assets or liabilities between Level I and Level II for the three months ended March 31, 2017 and 2016.
The following tables summarize the changes in fair value in financial assets measured at fair value for which Level III inputs have been used to determine fair value for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31, 2017
	Investments of Consolidated Apollo Funds	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$567	$45,154	$92,474	$138,195
Purchases	—	—	43,449	43,449
Sale of investments/Distributions	—	—	(12,088)	(12,088)
Net realized gains (losses)	(14)	—	48	34
Changes in net unrealized gains (losses)	30	(91)	3,002	2,941
Cumulative translation adjustment	—	536	890	1,426
Transfer into Level III(1)	60	—	9,569	9,629
Balance, End of Period	$643	$45,599	$137,344	$183,586
Change in net unrealized gains (losses) included in net gains from investment activities related to investments still held at reporting date	$17	$(92)	$—	$(75)
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	—	2,873	2,873

(1)
Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

	For the Three Months Ended March 31, 2016
	Investments of Consolidated Apollo Funds	Other Investments	Investment in Athene Holding	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,634	$434	$510,099	$100,941	$613,108
Purchases	496	24,597	—	3,174	28,267
Sale of investments/Distributions	(643)	—	—	(10,509)	(11,152)
Net realized gains (losses)	(111)	—	—	2,029	1,918
Changes in net unrealized gains (losses)	5	1,119	(56,479)	(2,130)	(57,485)
Cumulative translation adjustment	—	(357)	—	3,551	3,194
Transfer into Level III(1)	990	—	—	10,356	11,346
Transfer out of Level III(1)	(1,222)	—	—	(5,443)	(6,665)
Balance, End of Period	$1,149	$25,793	$453,620	$101,969	$582,531
Change in net unrealized gains (losses) included in net gains from investment activities related to investments still held at reporting date	$(121)	$1,119	$(56,479)	$—	$(55,481)
Change in net unrealized losses included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	—	—	(2,218)	(2,218)

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table summarizes the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017				2016
	Liabilities of Consolidated Apollo Funds	Liabilities of Consolidated VIEs	Contingent Consideration Obligations	Total	Liabilities of Consolidated VIEs	Contingent Consideration Obligations	Total
Balance, Beginning of Period	$—	$11,055	$106,282	$117,337	$11,411	$79,579	$90,990
Additions	97	—	—	97	—	—	—
Payments/Extinguishment	(59)	—	(14,956)	(15,015)	—	(1,407)	(1,407)
Net realized gains	(9)	—	—	(9)	—	—	—
Changes in net unrealized (gains) losses(1)	6	137	(3,663)	(3,520)	(549)	(4,113)	(4,662)
Balance, End of Period	$35	$11,192	$87,663	$98,890	$10,862	$74,059	$84,921
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to liabilities still held at reporting date	$2	$137	$—	$139	$—	$—	$—

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.
The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of consolidated Apollo funds	$643	Third party pricing(1)	N/A	N/A	N/A
Investments in other	45,599	Third party pricing(1)	N/A	N/A	N/A
Investments of consolidated VIEs:
Bank debt term loans	19,437	Third party pricing(1)	N/A	N/A	N/A
Corporate loans/bonds/CLO notes	15,456	Third party pricing(1)	N/A	N/A	N/A
Equity securities		Transaction	N/A	N/A	N/A
	102,451	Book value multiple	Book value multiple	0.77x	0.77x
		Discounted cash flow	Discount rate	13.3%	13.3%
Total investments of consolidated VIEs	137,344
Total Financial Assets	$183,586
Financial Liabilities
Liabilities of consolidated Apollo funds	$35	Third party pricing(1)	N/A	N/A	N/A
Liabilities of consolidated VIEs	11,192	Other	N/A	N/A	N/A
Contingent consideration obligation	87,663	Discounted cash flow	Discount rate	13.0% - 17.8%	17.7%
Total Financial Liabilities	$98,890

(1)	These securities are valued primarily using unadjusted broker quotes.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of December 31, 2016
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of consolidated Apollo funds	$567	Third party pricing(1)	N/A	N/A	N/A
Investments in other	45,154	Third party pricing(1)	N/A	N/A	N/A
Investments of consolidated VIEs:
Bank debt term loans	4,701	Third party pricing(1)	N/A	N/A	N/A
Corporate loans/bonds/CLO notes	15,496	Third party pricing(1)	N/A	N/A	N/A
Equity securities	72,277	Transaction	N/A	N/A	N/A
Total investments of consolidated VIEs	92,474
Total Financial Assets	$138,195
Financial Liabilities
Liabilities of consolidated VIEs	$11,055	Other	N/A	N/A	N/A
Contingent consideration obligation	106,282	Discounted cash flow	Discount rate	13.0% - 17.3%	17.2%
Total Financial Liabilities	$117,337

(1)	These securities are valued primarily using unadjusted broker quotes.
Investment in Athene Holding
As of March 31, 2017 the fair value of Apollo’s investment in Athene Holding was estimated using the closing market price of Athene shares of $49.99 less a discount due to a lack of marketability (“DLOM”) of 8.6%, as applicable. The DLOM was derived based on the average remaining lock up restrictions on the shares of Athene Holding held by Apollo (20.3 months) and the estimated volatility in such shares of Athene Holding. Due to the limited trading history in Athene Holding shares, the historical share price volatility of a representative set of Athene Holding’s publicly traded insurance peers was calculated over a period equivalent to the remaining average lock up on the shares of Athene Holding held by Apollo and used as a proxy to estimate the projected volatility in Athene Holding’s shares. The fair value of Apollo’s investment in Athene Holding after the application of the DLOM was estimated at a weighted average price of $45.77 per share.
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
As of December 31, 2016, Apollo changed the valuation method used to value the opportunistic investment in Athene Holding from the U.S. GAAP book value multiple approach to the use of the closing market price of shares of Athene Holding, adjusted for a DLOM in order to reflect the post IPO sales restriction on such shares of Athene Holding. The DLOM is calculated based on the remaining length of such sales restrictions and the estimated market price volatility of the associated shares.
Investments of Consolidated Apollo Funds
The Company is the sole investor in the Apollo Senior Loan Fund, L.P. and Apollo Alternative Credit Long Short Fund L.P. and therefore consolidates the assets and liabilities of these funds. These funds invest in U.S. denominated senior secured loans, senior secured bonds and other income generating fixed-income investments. Amounts related to these consolidated funds are primarily presented in net gains from investment activities on the condensed consolidated statements of operations and in investments in the condensed consolidated statements of financial condition.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Other Investments
Other investments primarily consists of Apollo’s investments in debt of unconsolidated CLOs. The change in the fair value related to these investments is presented in net gains from investment activities on the condensed consolidated statements of operations.
Consolidated VIEs
Investments
As of March 31, 2017, the significant unobservable inputs used in the fair value measurement of the equity securities include the discount rate applied and the book value multiples applied in the valuation models. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. When a comparable multiple model is used to determine fair value, the comparable multiples are generally multiplied by the underlying companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) to establish the total enterprise value of the company. The comparable multiple is determined based on the implied trading multiple of public industry peers.
Liabilities
As of March 31, 2017 and December 31, 2016, the debt obligations of the consolidated CLOs were measured on the basis of the fair value of the financial assets of the CLOs as the financial assets were determined to be more observable and, as a result, categorized as Level II in the fair value hierarchy.
Contingent Consideration Obligations
The significant unobservable input used in the fair value measurement of the contingent consideration obligations is the discount rate applied in the valuation models. This input in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of the contingent consideration obligations; conversely, a decrease in the discount rate can significantly increase the fair value of the contingent consideration obligations. The discount rate was based on the hypothetical cost of equity in connection with the acquisition of Stone Tower Capital, LLC (together with its related management companies, “Stone Tower”). See note 14 for further discussion of the contingent consideration obligations.
6. CARRIED INTEREST RECEIVABLE
Carried interest receivable from private equity, credit and real estate funds consisted of the following:

	As of March 31, 2017	As of December 31, 2016
Private Equity	$993,458	$798,465
Credit	392,277	426,114
Real Estate	35,125	32,526
Total carried interest receivable	$1,420,860	$1,257,105
The table below provides a roll-forward of the carried interest receivable balance for the three months ended March 31, 2017:

	Private Equity	Credit	Real Estate	Total
Carried interest receivable, January 1, 2017	$798,465	$426,114	$32,526	$1,257,105
Change in fair value of funds	286,974	37,331	2,668	326,973
Fund distributions to the Company	(91,981)	(71,168)	(69)	(163,218)
Carried interest receivable, March 31, 2017	$993,458	$392,277	$35,125	$1,420,860

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The change in fair value of funds excludes the reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. The general partner obligation is recognized based upon a hypothetical liquidation of a fund’s net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement of the fund. See note 13 for further disclosure regarding the general partner obligation.
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
7. PROFIT SHARING PAYABLE
Profit sharing payable consisted of the following:

	As of March 31, 2017	As of December 31, 2016
Private Equity	$358,762	$268,170
Credit	260,797	268,855
Real Estate	15,109	13,123
Total profit sharing payable	$634,668	$550,148
The table below provides a roll-forward of the profit sharing payable balance for the three months ended March 31, 2017:

	Private Equity	Credit	Real Estate	Total
Profit sharing payable, January 1, 2017	$268,170	$268,855	$13,123	$550,148
Profit sharing expense(1)(2)	120,866	11,672	2,060	134,598
Payments/other	(30,274)	(19,730)	(74)	(50,078)
Profit sharing payable, March 31, 2017	$358,762	$260,797	$15,109	$634,668

(1)
Includes (i) changes in amounts payable to employees and former employees entitled to a share of carried interest income in Apollo’s funds and (ii) changes to the fair value of the contingent consideration obligations recognized in connection with certain Apollo acquisitions. See notes 5 and 14 for further disclosure regarding the contingent consideration obligations.

(2)
The Company has recorded a receivable from the Contributing Partners, certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated in the amount of $29.6 million and $39.3 million as of March 31, 2017 and December 31, 2016, respectively. Profit sharing expense excludes the potential return of these profit sharing distributions. See note 13 for further discussion regarding the potential return of profit sharing distributions.

8. INCOME TAXES
The Company is treated as a partnership for income tax purposes and is therefore not subject to U.S. federal, state and local income taxes. Certain consolidated entities are, or are treated as, corporations for U.S. and non-U.S. tax purposes and therefore subject to U.S. federal, state, and local corporate income tax. Certain other subsidiaries of the Company are subject to New York City Unicorporated Business Tax (“NYC UBT”) attributable to the Company’s operations apportioned to New York City. In addition, certain non-U.S. subsidiaries of the Company are subject to income taxes in their local jurisdictions.
The Company’s income tax (provision) benefit totaled $(39.2) million and $5.1 million for the three months ended March 31, 2017 and 2016, respectively. The Company’s effective tax rate was approximately 9.9% and 6.5% for the three months ended March 31, 2017 and 2016, respectively.
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
The Company’s primary jurisdictions in which it operates are the United States, New York State, New York City, California and the United Kingdom. There are no unremitted earnings with respect to the United Kingdom and other foreign entities due to the flow-through nature of these entities. In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of March 31, 2017, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2013 through 2016 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax return of certain subsidiaries for the 2011 and 2012 tax years. The State and City of New York is examining certain subsidiaries’ tax returns for tax years 2011 to 2013.
The Company has recorded a deferred tax asset for the future amortization of tax basis intangibles as a result of the 2007 Reorganization. The Company recorded additional deferred tax assets as a result of the step-up in tax basis of intangibles from subsequent exchanges of AOG Units for Class A shares. A related tax receivable agreement liability was recorded in due to related parties in the condensed consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among APO Corp., the Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 13). The increases in the deferred tax asset less the related liability resulted in increases to additional paid in capital which were recorded in the condensed consolidated statements of changes in shareholders’ equity for the three months ended March 31, 2017 and 2016. The amortization period for these tax basis intangibles is 15 years and the deferred tax assets will reverse over the same period.
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
The table below presents the impact to the deferred tax asset, tax receivable agreement liability and additional paid in capital related to the exchange of AOG Units for Class A shares during the three months ended March 31, 2017. There was no exchange of AOG Units for Class A shares during the three months ended March 31, 2016.

Exchange of AOG Units for Class A shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Three Months Ended March 31, 2017	$861	$—	$861

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

9. DEBT
Debt consisted of the following:

	As of March 31, 2017				As of December 31, 2016
	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate
2013 AMH Credit Facilities - Term Facility(1)	$299,571	$298,875	(5)	2.14%	$299,543	$298,500	(5)	1.82%
2024 Senior Notes(2)	495,370	503,963	(6)	4.00	495,208	498,336	(6)	4.00
2026 Senior Notes(3)	495,293	510,274	(6)	4.40	495,165	497,923	(6)	4.40
2014 AMI Term Facility I(4)	14,636	14,636	(5)	2.00	14,449	14,449	(5)	2.00
2014 AMI Term Facility II(4)	16,516	16,516	(5)	1.75	16,306	16,306	(5)	1.75
2016 AMI Term Facility I(4)	18,082	18,082	(5)	1.75	17,852	17,852	(5)	1.75
2016 AMI Term Facility II(4)	14,104	14,104	(5)	2.00	13,924	13,924	(5)	2.00
Total Debt	$1,353,572	$1,376,450			$1,352,447	$1,357,290

(1)	Outstanding balance is presented net of unamortized debt issuance costs of $0.4 million and $0.5 million as of March 31, 2017 and December 31, 2016, respectively.

(2)
Includes impact of any amortization of note discount. Outstanding balance is presented net of unamortized debt issuance costs of $3.9 million and $4.1 million as of March 31, 2017 and December 31, 2016, respectively.

(3)
Includes impact of any amortization of note discount. Outstanding balance is presented net of unamortized debt issuance costs of $4.3 million and $4.4 million as of March 31, 2017 and December 31, 2016, respectively.

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
Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus an applicable margin, and undrawn revolving commitments bear a commitment fee. In connection with the issuance of the 2024 Senior Notes and the 2026 Senior Notes (as defined below), $250 million of the proceeds and $200 million of the proceeds, respectively, were used to repay a portion of the Term Facility outstanding with third party lenders at par. The interest rate on the $300 million Term Facility as of March 31, 2017 was 2.28% and the commitment fee as of March 31, 2017 on the $500 million undrawn Revolver

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Facility was 0.125%. The $300 million carrying value of debt that is recorded on the condensed consolidated statements of financial condition at March 31, 2017 is the amount for which the Company is obligated to settle the 2013 AMH Credit Facilities.
As of March 31, 2017, the 2013 AMH Credit Facilities were guaranteed by AMH and its subsidiaries, Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., AAA Holdings, L.P., Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., Apollo Principal Holdings XI, LLC, ST Holdings GP, LLC and ST Management Holdings, LLC. The 2013 AMH Credit Facilities contain affirmative and negative covenants which limit the ability of the Borrowers, the guarantors and certain of their subsidiaries to, among other things, incur indebtedness and create liens. Additionally, the 2013 AMH Credit Facilities contain financial covenants which require the Borrowers and their subsidiaries to maintain (1) at least $40 billion of Fee-Generating Assets Under Management and (2) a maximum total net leverage ratio of not more than 4.00 to 1.00 (subject to customary equity cure rights). The 2013 AMH Credit Facilities also contain customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of the Company.
Borrowings under the Revolver Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. In addition, the Borrowers may incur incremental facilities in respect of the Revolver Facility and the Term Facility in an aggregate amount not to exceed $500 million plus additional amounts so long as the Borrowers are in compliance with a net leverage ratio not to exceed 3.75 to 1.00. As of March 31, 2017 and December 31, 2016, the Revolver Facility was undrawn.
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
As of March 31, 2017, the 2026 Senior Notes and the 2024 Senior Notes were guaranteed by Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., Apollo Principal Holdings XI, LLC, AMH Holdings (Cayman), L.P. and any other entity that is required to become a guarantor of the notes under the terms of the indentures governing the 2026 Senior Notes and the 2024 Senior Notes (the “Indentures”). The Indentures include covenants that restrict the ability of AMH and, as applicable, the guarantors to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries or merge, consolidate or sell, transfer or lease assets. The Indentures also provide for customary events of default.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the interest expense incurred related to the Company’s debt for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Interest Expense:(1)
2013 AMH Term Facility	$1,912	$2,463
2024 Senior Notes	5,163	5,163
2026 Senior Notes	5,628	—
AMI Term Facilities	296	247
Total Interest Expense	$12,999	$7,873

(1)	Debt issuance costs incurred in connection with the Term Facility, the 2024 Senior Notes and the 2026 Senior Notes are amortized into interest expense over the term of the debt arrangement.
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
The table below presents basic and diluted net income (loss) per Class A share using the two-class method for the three months ended March 31, 2017 and 2016:

	Basic and Diluted
	For the Three Months Ended March 31,
	2017		2016
Numerator:
Net income (loss) attributable to Apollo Global Management, LLC	$145,196		$(32,828)
Distributions declared on Class A shares	(84,215)	(1)	(51,432)	(1)
Distributions on participating securities(3)	(2,859)		(2,123)
Earnings allocable to participating securities	(2,264)		—	(2)
Undistributed income (loss) attributable to Class A shareholders: Basic and Diluted	$55,858		$(86,383)
Denominator:
Weighted average number of Class A shares outstanding: Basic and Diluted	186,537,367		182,665,330
Net Income per Class A Share: Basic and Diluted(4)
Distributed Income	$0.45		$0.28
Undistributed Income (Loss)	0.30		(0.47)
Net Income (Loss) per Class A Share: Basic and Diluted	$0.75		$(0.19)

(1)	See note 12 for information regarding the quarterly distributions declared and paid during 2017 and 2016.

(2)	No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A shareholders.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(3)	Participating securities consist of vested and unvested RSUs that have rights to distributions and unvested restricted shares.

(4)	For the three months ended March 31, 2017 and 2016, all of the classes of securities were determined to be anti-dilutive.
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
Holders of AOG Units are subject to the transfer restrictions set forth in the agreements with the respective holders, and may a limited number of times each year, upon notice (subject to the terms of the Exchange Agreement), exchange their AOG Units for Class A shares on a one-for-one basis. An AOG Unit holder must exchange one unit in each of the Apollo Operating Group partnerships to effectuate an exchange for one Class A share.
Apollo Global Management, LLC has one Class B share outstanding, which is held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the Class B share is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, as discussed above. The Class B share has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or distributions. The Class B share has no distribution or liquidation rights. The Class B share has voting rights on a pari passu basis with the Class A shares. The Class B share represented 55.8% and 61.0% of the total voting power of the Company’s shares entitled to vote as of March 31, 2017 and 2016, respectively.
The following table summarizes the anti-dilutive securities for the three months ended March 31, 2017 and 2016, respectively.

	For the Three Months Ended March 31,
	2017	2016
Weighted average vested RSUs	1,233,685	3,142,789
Weighted average unvested RSUs	6,252,139	6,211,882
Weighted average unexercised options	222,920	222,920
Weighted average AOG Units outstanding	215,286,909	216,169,856
Weighted average unvested restricted shares	74,362	99,135
11. EQUITY-BASED COMPENSATION
Equity-based awards granted to employees as compensation are measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are expensed over the relevant service period. Equity-based awards granted to non-employees for services provided to related parties are remeasured to fair value at the end of each reporting period and expensed over the relevant service period.
RSUs
The Company grants RSUs under the 2007 Omnibus Equity Incentive Plan. These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP. The fair value of all grants is based on the grant date fair value, which considers

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

the public share price of the Company’s Class A shares subject to certain discounts, as applicable. The following table summarizes the weighted average discounts for Plan Grants for the three months ended March 31, 2017. There were no Plan Grants awarded during the three months ended March 31, 2016 and no Bonus Grants awarded during the three months ended March 31, 2017 and 2016.

For the Three Months Ended March 31, 2017
Plan Grants:
Discount for the lack of distributions until vested(1)	11.0%
Marketability discount for transfer restrictions(2)	2.0%

(1)	Based on the present value of a growing annuity calculation.

(2)	Based on the Finnerty Model calculation.
The estimated total grant date fair value is charged to compensation expense on a straight-line basis over the vesting period, which for Plan Grants is generally up to six years, with the first installment vesting one year after grant and quarterly vesting thereafter, and for Bonus Grants is generally annual vesting over three years. The fair value of grants made during the three months ended March 31, 2017 was $8.4 million.
In addition, the Company provides for the vesting of RSUs when certain performance metrics have been achieved. In accordance with U.S. GAAP, equity-based compensation expense is recognized only when certain performance metrics are met or deemed probable. Accordingly, for the three months ended March 31, 2017, no equity-based compensation expense was recognized relating to these RSUs.
The following table presents the forfeiture rate and equity-based compensation expense recognized for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Actual forfeiture rate	4.1%	0.9%
Equity-based compensation	$17,031	$18,067
The following table summarizes RSU activity for the three months ended March 31, 2017:

	Unvested		Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2017	9,391,566		$15.80	2,752,455	12,144,021	(1)
Granted	500,000		16.87	—	500,000
Forfeited	(403,738)		16.17	—	(403,738)
Issued	—		18.75	(2,614,093)	(2,614,093)
Vested	(287,374)		17.23	287,374	—
Balance at March 31, 2017	9,200,454	(2)	$15.80	425,736	9,626,190	(1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.

(2)	RSUs were expected to vest over the weighted average period of 2.4 years.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The Company records the AHL Awards in other assets and other liabilities in the condensed consolidated statements of financial condition. The fair value of the asset is amortized through equity-based compensation over the vesting period. The fair value of the liability is remeasured each period with any changes in fair value recorded in compensation expense in the condensed consolidated statements of operations. For AHL Awards granted by Athene Holding, compensation expense related to amortization of the asset is offset by related management fees earned by the Company from Athene.
The grant date fair value of the AHL Awards is based on the share price of Athene Holding, less discounts for transfer restrictions. The AHL Awards that function similarly to options were valued using a multiple-scenario model, which considers the price volatility of the underlying share price of Athene Holding, time to expiration and the risk-free rate, while the other awards were valued using the share price of Athene Holding less any discounts for transfer restrictions.
The following table summarizes the management fees, equity-based compensation expense and actual forfeiture rates for the AHL Awards for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Management fees	$2,064	$(7,131)
Equity-based compensation	2,904	(7,034)
Actual forfeiture rate	—%	0.4%
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
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31, 2017
	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs, share options and restricted share awards	$17,697	—%	$—	$17,697
AHL Awards	2,904	53.4	1,551	1,353
Other equity-based compensation awards	2,506	53.4	1,333	1,173
Total equity-based compensation	$23,107		2,884	20,223
Less other equity-based compensation awards(2)			(2,884)	(3,157)
Capital increase related to equity-based compensation			$—	$17,066

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended March 31, 2016
	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs, share options and restricted share awards	$18,992	—%	$—	$18,992
AHL Awards	(7,034)	54.1	(3,805)	(3,229)
Other equity-based compensation awards	2,044	54.1	1,106	938
Total equity-based compensation	$14,002		(2,699)	16,701
Less other equity-based compensation awards(2)			2,699	1,766
Capital increase related to equity-based compensation			$—	$18,467

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.
12. EQUITY
Class A Shares
Class A shares represent limited liability company interests in the Company. Holders of Class A shares are entitled to participate in distributions from the Company on a pro rata basis. Class A shareholders do not elect the Company’s manager or the manager’s executive committee and have only limited voting rights.
Issuance of Class A Shares
During the three months ended March 31, 2017 and 2016, the Company issued Class A shares in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of Class A shares issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of Class A shares issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment. This adjustment for the three months ended March 31, 2017 and 2016 was $20.6 million and $22.0 million, respectively.
The table below summarizes the issuances of Class A shares in settlement of vested RSUs and share options for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Class A shares issued	1,683,798	3,276,701
Gross value of shares(1)	$57,876	$66,259

(1)	Based on the closing price of a Class A share at the time of issuance.
Share Repurchase Plan
In February 2016, Apollo adopted a plan to repurchase up to $250 million in the aggregate of its Class A shares, including up to $150 million in the aggregate of its outstanding Class A shares through a share repurchase program and up to $100 million through net share settlement of equity-based awards granted under the 2007 Equity Plan. There were no share repurchases made as part of the share repurchase program during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company repurchased and canceled 1.0 million Class A shares for $12.9 million.
The table below summarizes the reduction of Class A shares to be issued to employees in connection with net share settlements under the 2007 Equity Plan for the three months ended March 31, 2017 and 2016:

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended March 31,
	2017	2016
Class A shares issued	930,295	1,646,320
Gross value of shares(1)	$20,597	$22,042

(1)	Based on the closing price of a Class A share at the time of issuance.
Preferred Share Issuance
On March 7, 2017, Apollo issued 11,000,000 6.375% Series A Preferred shares (the “Preferred shares”) for gross proceeds of $275.0 million, or $264.7 million net of issuance costs. When, as and if declared by the manager of Apollo, distributions on the Preferred shares will be payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2017, at a rate per annum equal to 6.375%. Distributions on the Preferred shares are discretionary and non-cumulative.
Subject to certain exceptions, unless distributions have been declared and paid or declared and set apart for payment on the Preferred shares for a quarterly distribution period, during the remainder of that distribution period, Apollo may not declare or pay or set apart payment for distributions on any Class A shares and any other equity securities that the Company may issue in the future ranking, as to the payment of distributions, junior to the Preferred shares (“Junior Shares”) and Apollo may not repurchase any Junior Shares. These restrictions are not applicable during the initial distribution period, which is the period from March 7, 2017, the original issue date, to but excluding June 15, 2017.
The Preferred shares may be redeemed at Apollo’s option, in whole or in part, at any time on or after March 15, 2022 at a price of $25.00 per Preferred share, plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions. Holders of Preferred shares will have no right to require the redemption of the Preferred shares and there is no maturity date.
If a certain change of control event or a certain tax redemption event occurs prior to March 15, 2022, the Preferred shares may be redeemed at Apollo’s option, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such change of control event or such tax redemption event, as applicable, at a price of $25.25 per Preferred share, plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions. If (i) a change of control event occurs (whether before, on or after March 15, 2022) and (ii) Apollo does not give notice prior to the 31st day following the change of control event to redeem all the outstanding Preferred shares, the distribution rate per annum on the Preferred shares will increase by 5.00%, beginning on the 31st day following such change of control event.
The Preferred shares are not convertible into Class A shares and have no voting rights, except in limited circumstances as provided in the Company’s limited liability company agreement. In connection with the issuance of the Preferred shares, certain Apollo Operating Group entities issued for the benefit of Apollo a series of preferred units with economic terms that mirror those of the Preferred shares.
Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, the table below presents information regarding the quarterly distributions which were made at the sole discretion of the manager of the Company during 2017 and 2016 (in millions, except per share data):

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Distribution Declaration Date	Distribution per Class A Share	Distribution Payment Date	Distribution to Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 3, 2016	0.28	February 29, 2016	51.4	60.5	111.9	2.1
May 6, 2016	0.25	May 31, 2016	46.0	54.0	100.0	1.8
August 3, 2016	0.37	August 31, 2016	68.4	79.9	148.3	2.4
October 28, 2016	0.35	November 30, 2016	64.9	75.4	140.3	2.1
For the year ended December 31, 2016	$1.25		$230.7	$269.8	$500.5	$8.4
February 3, 2017	$0.45	February 28, 2017	$84.2	$97.0	$181.2	$2.9
For the three months ended March 31, 2017	$0.45		$84.2	$97.0	$181.2	$2.9
Interests in Consolidated Entities
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended March 31,
	2017	2016
Interest in management companies and a co-investment vehicle(1)	$(867)	$(2,082)
Other consolidated entities	(2,517)	47
Net income attributable to Non-Controlling Interests in consolidated entities	(3,384)	(2,035)
Net (income) loss attributable to Non-Controlling Interests in the Apollo Operating Group	(206,450)	43,768
Net (Income) Loss attributable to Non-Controlling Interests	$(209,834)	$41,733
Other comprehensive income attributable to Non-Controlling Interests	(875)	(2,634)
Comprehensive (Income) Loss Attributable to Non-Controlling Interests	$(210,709)	$39,099

(1)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of the credit funds managed by Apollo.
13. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED ENTITIES
Management fees, transaction and advisory fees and reimbursable expenses from the funds the Company manages and their portfolio companies are included in due from related parties in the condensed consolidated statements of financial condition. The Company also typically facilitates the initial payment of certain operating costs incurred by the funds that it manages as well as their related parties. These costs are normally reimbursed by such funds and are included in due from related parties.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Due from related parties and due to related parties are comprised of the following:

	As of March 31, 2017	As of December 31, 2016
Due from Related Parties:
Due from private equity funds	$19,796	$19,089
Due from portfolio companies	37,720	34,339
Due from credit funds	121,984	112,516
Due from Contributing Partners, employees and former employees	49,179	72,305
Due from real estate funds	21,202	16,604
Total Due from Related Parties	$249,881	$254,853
Due to Related Parties:
Due to Managing Partners and Contributing Partners	$506,542	$506,542
Due to private equity funds	24,530	56,880
Due to credit funds	67,615	66,859
Due to real estate funds	281	281
Distributions payable to employees	7	7,564
Total Due to Related Parties	$598,975	$638,126
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
Due from Contributing Partners, Employees and Former Employees
As of March 31, 2017 and December 31, 2016, due from Contributing Partners, Employees and Former Employees includes various amounts due to the Company including employee loans and return of profit sharing distributions. As of March 31, 2017 and December 31, 2016, the balance included interest-bearing employee loans receivable of $15.4 million and $26.1 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.
The Company recorded a receivable from the Contributing Partners and certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of March 31, 2017 and December 31, 2016 of $29.6 million and $39.3 million, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Indemnity
Carried interest income from certain funds that the Company manages can be distributed to the Company on a current basis, but is subject to repayment by the subsidiary of the Apollo Operating Group that acts as general partner of the fund in the event that certain specified return thresholds are not ultimately achieved. The Managing Partners, Contributing Partners and certain other investment professionals have personally guaranteed, subject to certain limitations, the obligation of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint and are limited to a particular Managing Partner’s or Contributing Partner’s distributions. Pursuant to an existing shareholders agreement, the Company has agreed to indemnify each of the Company’s Managing Partners and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of certain funds that the Company manages (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that the Company’s Managing Partners and Contributing Partners have contributed or sold to the Apollo Operating Group.
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions, the Company will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. The Company recorded an indemnification liability of $7.3 million and $5.9 million, respectively, as of March 31, 2017 and December 31, 2016.
Due to Private Equity Funds
Based upon a hypothetical liquidation of certain of the private equity funds the Company manages, as of March 31, 2017 and December 31, 2016, the Company has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to these funds. There was a general partner obligation to return previously distributed carried interest income of $23.9 million and $56.0 million accrued as of March 31, 2017 and December 31, 2016, respectively. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund.
Due to Credit Funds
Based upon a hypothetical liquidation of certain of the credit funds the Company manages, as of March 31, 2017 and December 31, 2016, the Company has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to these funds. As such, there was a general partner obligation to return previously distributed carried interest income of $60.4 million and $60.6 million accrued as of March 31, 2017 and December 31, 2016, respectively. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund.
Athene
Athene Holding was founded in 2009 to capitalize on favorable market conditions in the dislocated life insurance sector. Athene Holding, through its subsidiaries, is a leading retirement services company that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. The products and services offered by Athene include fixed and fixed indexed annuity products; reinsurance services offered to third-party annuity providers; and institutional products, such as funding agreements. Athene Holding became an effective registrant under the Exchange Act on December 9, 2016. Athene Holding currently trades on the New York Stock Exchange (NYSE) under the symbol “ATH”.
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
Apollo, as general partner of AAA Investments, is generally entitled to a carried interest that allocates to it 20% of the realized returns (net of related expenses, including borrowing costs) on the investments of AAA Investments, except that Apollo is not entitled to receive any carried interest with respect to the shares of Athene Holding that were acquired (and not in satisfaction of prior commitments to buy such shares) by AAA Investments in the contribution of certain assets by AAA to Athene in October 2012. Apollo may elect to receive payment of carried interest receivable from AAA Investments in cash or in common shares of Athene Holding (valued at the then fair market value); and if Apollo elects to receive payment of such carried interest in cash, then common shares of Athene Holding shall be distributed to Apollo and immediately sold by Apollo to pay for such carried interest in cash. For the three months ended March 31, 2017 and 2016, the Company recorded carried interest income, taking into account the related profit sharing expense, of $14.1 million and $(19.1) million, respectively, from AAA Investments, which is recorded in the condensed consolidated statements of operations. As of March 31, 2017 and December 31, 2016, the Company had a $249.3 million and $229.8 million carried interest receivable, respectively, from AAA Investments. As of March 31, 2017 and December 31, 2016, the Company had a related profit sharing payable of $71.5 million and $80.6 million, respectively, recorded in profit sharing payable in the condensed consolidated statements of financial condition. In connection with the March 28, 2017 follow-on offering of common shares of Athene Holding that closed on April 3, 2017, the carried interest receivable balance from AAA Investments, L.P. declined to $204.2 million, or $145.6 million net of profit sharing, reflecting receipt of the carried interest amount that was presented within realized carried interest income for the three months ended March 31, 2017.
For the three months ended March 31, 2017 and 2016, Apollo earned revenues in the aggregate totaling $152.2 million and $(27.4) million, respectively, consisting of management fees, sub-advisory, monitoring fees and carried interest income from Athene after considering the related profit sharing expense and changes in the market value of the Athene Holding shares owned directly by Apollo, which is recorded in the condensed consolidated statements of operations. These amounts exclude the deferred revenue recognized as management fees associated with the vesting of AHL Awards granted to employees of Apollo as further described in note 11.
The Company had an approximate 8.9% economic ownership interest in Athene Holding as of March 31, 2017, which comprises Apollo’s direct 8.1% economic ownership interest in Athene Holding plus an additional 0.8% economic ownership interest, which is calculated as the sum of the Company’s approximate 2.2% economic ownership interest in AAA and the Company’s approximate 0.06% economic ownership interest in AAA Investments, multiplied by AAA Investments’ approximate 32.3% economic ownership interest in Athene, calculated without giving effect to restricted common shares issued under Athene’s management equity plan as of March 31, 2017.
The Company had an approximate 8.9% economic ownership interest in Athene Holding as of December 31, 2016, which comprises Apollo’s direct ownership of 8.0% of the economic ownership interest in Athene Holding plus an additional 0.9% economic ownership interest, which is calculated as the sum of the Company’s approximate 2.2% economic ownership interest

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

in AAA and the Company’s approximate 0.06% economic ownership interest in AAA Investments, multiplied by AAA Investments’ approximate 39.4% economic ownership interest in Athene, calculated without giving effect to restricted common shares issued under Athene’s management equity plan as of December 31, 2016.
AAA Investments Credit Agreement
On April 30, 2015, Apollo entered into a revolving credit agreement with AAA Investments (“AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR plus 1.5%. The Company receives an annual commitment fee of 0.125% on the unused portion of the loan. As of March 31, 2017 and December 31, 2016, $4.0 million had been advanced by the Company and remained outstanding on the AAA Investments Credit Agreement.
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at March 31, 2017. From time to time, this entity is involved in transactions with related parties of Apollo, including portfolio companies of the funds Apollo manages, whereby AGS earns underwriting and transaction fees for its services.
14. COMMITMENTS AND CONTINGENCIES
Investment Commitments—As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of March 31, 2017 and December 31, 2016 of $588.5 million and $607.9 million, respectively.
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of March 31, 2017, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.
Litigation and Contingencies—Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and lawsuits, reviews, investigations or proceedings by governmental and self regulatory agencies regarding its business.
Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. California Public Employees’ Retirement System (“CalPERS”) announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The report of the CalPERS’ Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (“Arvco”) (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’s purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Likewise, on April 23, 2012, the SEC filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. On March 14, 2013, the United States Department of Justice unsealed an indictment against Messrs. Villalobos and Buenrostro alleging, among other crimes, fraud in connection with those same activities; again, Apollo is not accused of any wrongdoing and in fact is alleged to have been defrauded by the defendants. The criminal action was set for trial in a San Francisco federal court in July 2014, but was put on hold after Mr. Buenrostro pleaded guilty on July 11, 2014. As part of Mr. Buenrostro’s plea agreement, he admitted to taking cash and other bribes from Mr. Villalobos in exchange for several improprieties, including attempting to influence CalPERS’ investing decisions and improperly preparing disclosure letters to satisfy Apollo’s requirements. There is no suggestion that Apollo was aware that Mr. Buenrostro had signed the letters with a corrupt motive. The government has indicated that they will file new charges against Mr. Villalobos incorporating Mr. Buenrostro’s admissions. On August 7, 2014, the government filed a superseding indictment against Mr. Villalobos asserting additional charges. Trial had been scheduled for February 23, 2015, but Mr. Villalobos passed away on January 13, 2015. Additionally, on April 15,

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

2013, Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) brought a civil action in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) against Apollo. The action is related to the ongoing bankruptcy proceedings of the Arvco Debtors. This action alleges that Arvco served as a placement agent for Apollo in connection with several funds associated with Apollo, and seeks to recover purported fees the Arvco Debtors claim Apollo has not paid them for a portion of Arvco’s placement agent services. In addition, the Arvco Debtors allege that Apollo has interfered with the Arvco Debtors’ commercial relationships with third parties, purportedly causing the Arvco Debtors to lose business and to incur fees and expenses in the defense of various investigations and litigations. The Arvco Debtors also seek compensation from Apollo for these alleged lost profits and fees and expenses. The Arvco Debtors’ complaint asserts various theories of recovery under the Bankruptcy Code and common law. Apollo denies the merit of all of the Arvco Debtors’ claims and will vigorously contest them. The Bankruptcy Court had stayed this action pending the result in the criminal case against Mr. Villalobos but lifted the stay on May 1, 2015; in light of Mr. Villalobos’s death, the criminal case was dismissed. On August 25, 2016, Christina Lovato, in her capacity as the Chapter 7 Trustee for the Arvco Debtors, filed an amended complaint. On March 20, 2017, the court granted Apollo’s motion to dismiss the equitable claims asserted in the amended complaint, leaving just two breach of contract claims remaining. No estimate of possible loss, if any, can be made at this time.
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

A.
In re: Caesars Entertainment Operating Company, Inc. bankruptcy proceedings, No. 15-01145 (N.D. Ill. Bankr.) (the “Illinois Bankruptcy Action”). On January 17, 2017, an order was entered in the Illinois Bankruptcy Action confirming a plan of reorganization for CEOC and its debtor subsidiaries (the “Plan”) which, inter alia, grants broad releases to Apollo and others.  The Plan is likely to become effective in the third quarter of 2017 after the conditions to its effectiveness have been satisfied. On the effective date of the Plan (the “Plan Effective Date”), the Apollo Released Parties (as defined below) will be released from the claims in the WSFS Action, the UMB Action, the Trilogy Action, the Danner Action, the BOKF Action, the UMB SDNY Action, the Wilmington Trust Action and the CEOC Action (each as defined below).

•
Background: On January 12, 2015, three holders of CEOC second lien notes filed an involuntary bankruptcy petition against CEOC in the United States Bankruptcy Court for the District of Delaware (the “Delaware Bankruptcy Action”). On January 15, 2015, CEOC and certain of its affiliates (collectively the “Debtors”) filed the Illinois Bankruptcy Action under Chapter 11 in the Northern District of Illinois. On February 2, 2015, the court in the Delaware Bankruptcy Action ordered that all bankruptcy proceedings relating to the Debtors should take place in the Illinois Bankruptcy Action. The Illinois Bankruptcy Court held an evidentiary hearing to determine whether the Debtors’ petition date was January 12, 2015 or January 15, 2015; this motion has not yet been ruled on by the Illinois Bankruptcy Court, and pursuant to the Plan this motion will be dismissed as moot. Certain of the Debtors’ creditors indicated in filings with the Illinois Bankruptcy Court that an investigation into certain acts and transactions that predated the Debtors’ bankruptcy filing could lead to claims against a number of parties, including AGM and certain of its affiliates. No such claims were brought by the Debtors’ prepetition creditors against Apollo in the Illinois Bankruptcy Action. On May 13, 2016, the Official Committee of Second Priority Noteholders (the “Second Lien Noteholders Committee”) filed a motion seeking an Order granting it standing to commence, prosecute and settle claims on behalf of the Debtors’ estates (the “Standing Motion”). The proposed complaint filed with the Standing Motion names Apollo and many others as defendants (see also “H” below). On or about September 27, 2016, Caesars Entertainment and the Debtors announced that they had received confirmations from representatives of the Debtors’ major creditor groups of those groups’ support for a term sheet that describes the key economic terms of a proposed consensual chapter 11 plan for the Debtors. On October 4, 2016, the Debtors filed the Third Amended Joint Plan of Reorganization which subsequently was amended and became the Plan. As part of the Plan, and in connection with the merger between Caesars Entertainment and Caesars Acquisition Company (“CAC”), funds managed by Apollo will not retain any of their equity interests in the merged Caesars Entertainment on account of their pre-merger Caesars Entertainment shares. Such equity interests would, instead, be for the benefit of CEOC’s creditors. Funds managed by Apollo will, however, retain their equity interests in the merged Caesars Entertainment on account of their CAC shares. The voting deadline on the Plan was November 21, 2016, and approximately 90% in dollar amount of the Debtors’ creditors voted in favor of the Plan. On October 17, 2016, the Bankruptcy Court granted the Debtors’ requested injunction of the WSFS, Trilogy, Danner, UMB, Wilmington Trust and BOKF Actions (defined below “B”, “C”, “D”, “F” and “G”) (the “105 Injunction”) through the first omnibus hearing after Plan confirmation, and by order dated January 26, 2017 the 105 Injunction was extended to, inter alia, the Plan Effective Date. At the confirmation hearing, no creditor presented any objection to the Plan. As noted above, the Plan was confirmed by the Illinois Bankruptcy Court and will become effective after the conditions to its effectiveness have been satisfied. The Plan provides several parties, including, AGM and certain of its affiliates (collectively referred to as  the "Apollo Released Parties") with a release of claims that the Debtors and the Debtors’ creditors have or may have against any or all of the Apollo Released Parties, including those described below in the WSFS Action, the Trilogy Action, the Danner Action, the UMB Action, the BOKF Action, the Wilmington Trust Action and the CEOC Action.

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
Following the January 16, 2014 announcement that CEC Entertainment, Inc. (“CEC”) had entered into a merger agreement with certain entities affiliated with Apollo (the “Merger Agreement”), four putative shareholder class actions were filed in the District Court of Shawnee County, Kansas on behalf of purported stockholders of CEC against, among others, CEC, its directors and Apollo and certain of its affiliates, which include Queso Holdings Inc., Q Merger Sub Inc., Apollo Management VIII, L.P., and AP VIII Queso Holdings, L.P. The first purported class action, which is captioned Hilary Coyne v. Richard M. Frank et al., Case No. 14C57, was filed on January 21, 2014 (the “Coyne Action”). The second purported class action, which was captioned John Solak v. CEC Entertainment, Inc. et al., Civil Action No. 14C55, was filed on January 22, 2014 (the “Solak Action”). The Solak Action was dismissed for lack of prosecution on October 14, 2014. The third purported class action, which is captioned Irene Dixon v. CEC Entertainment, Inc. et al., Case No. 14C81, was filed on January 24, 2014 and additionally names as defendants Apollo Management VIII, L.P. and AP VIII Queso Holdings, L.P. (the “Dixon Action”). The fourth purported class action, which is captioned Louisiana Municipal Public Employees’ Retirement System v. Frank, et al., Case No. 14C97, was filed on January 31, 2014 (the “LMPERS Action”) (together with the Coyne and Dixon Actions, the “Shareholder Actions”). A fifth purported class action, which was captioned McCullough v. Frank, et al., Case No. CC-14-00622-B, was filed in the County Court of Dallas

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

County, Texas on February 7, 2014. This action was dismissed for want of prosecution on May 21, 2014. Each of the Shareholder Actions alleges, among other things, that CEC’s directors breached their fiduciary duties to CEC’s stockholders in connection with their consideration and approval of the Merger Agreement, including by agreeing to an inadequate price, agreeing to impermissible deal protection devices, and filing materially deficient disclosures regarding the transaction. Each of the Shareholder Actions further alleges that Apollo and certain of its affiliates aided and abetted those alleged breaches. As filed, the Shareholder Actions seek, among other things, rescission of the various transactions associated with the merger, damages and attorneys’ and experts’ fees and costs. On February 7, 2014 and February 11, 2014, the plaintiffs in the Shareholder Actions pursued a consolidated action for damages after the transaction closed. Thereafter, the Shareholder Actions were consolidated under the caption In re CEC Entertainment, Inc. Stockholder Litigation, Case No. 14C57, and the parties engaged in limited discovery. On July 21, 2015, a consolidated class action complaint was brought by Twin City Pipe Trades Pension Trust in the Shareholder Actions that did not name as defendants Apollo, Queso Holdings Inc., Q Merger Sub Inc., Apollo Management VIII, L.P., or AP VIII Queso Holdings, L.P., continued to assert claims against CEC and its former directors, and added The Goldman Sachs Group Inc. (“Goldman Sachs”) as a defendant. The consolidated complaint alleges, among other things, that CEC’s former directors breached their fiduciary duties to CEC’s stockholders by conducting a deficient sales process, agreeing to impermissible deal protection devices, and filing materially deficient disclosures regarding the transaction. It further alleges that two members of the board who also served as the senior managers of CEC had material conflicts of interest and that Goldman Sachs aided and abetted the board’s breaches as a result of various conflicts of interest facing the bank. The consolidated complaint seeks, among other things, to recover damages, attorneys’ fees and costs. On October 22, 2015, the parties to the consolidated action moved to dismiss the complaint. On March 1, 2017, the special master appointed by the Kansas court to oversee pre-trial proceedings recommended that the Kansas court grant defendants’ motions to dismiss the complaint. On March 30, 2017, plaintiff moved for leave to amend the consolidated complaint. The proposed amended consolidated complaint does not name as defendants CEC or its former directors, and purports to substitute Goldman, Sachs & Co. in place of the Goldman Sachs Group Inc. on the claim for aiding and abetting breach of fiduciary duty. Although Apollo cannot predict the ultimate outcome of the consolidated action, and therefore no reasonable estimate of possible loss, if any, can be made at this time, Apollo believes that such action is without merit.
On June 12, 2015, a putative class action was commenced in the United States District Court for the Northern District of California (“California Court”) by Rachel Silva (“Silva”) and Don Hudson (“Hudson”), on behalf of themselves and all others similarly situated, against Aviva plc; Athene Annuity and Life Company f/k/a Aviva Life and Annuity Company (“Aviva”); Athene USA Corporation f/k/a Aviva USA Corporation; Athene Holding; Athene Life Re Ltd.; Athene Asset Management; and AGM. The original complaint in this action alleged violations of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. Sections 1962(c) and (d). The plaintiffs alleged that commencing in 2007 and continuing thereafter, Aviva and its then management engaged in a scheme to, among other things, falsely represent the financial strength of and hide the true financial condition of Aviva by, among other things, allegedly ceding risky liabilities to Aviva’s undercapitalized subsidiaries and affiliates, misvaluing assets, and failing to make required disclosures to purchasers of policies, and that after Athene Holding purchased all of the outstanding stock of Aviva’s parent effective October 2, 2013 the scheme was “unwound and rewound” so as to continue, and that as a result thereof some of the purchasers of annuity products issued by Aviva were charged an excessive price and were damaged as a result thereof. All defendants (except Aviva plc) (a) moved to transfer this action to the United States District Court for the Southern District of Iowa (“Iowa Court”) and (b) moved to dismiss this action. Aviva plc separately moved to dismiss the action for lack of jurisdiction over it. The California Court granted the motion to transfer to the Iowa Court and denied without prejudice the motions to dismiss. Plaintiff Hudson moved for leave to amend the complaint, which motion was granted by the Iowa Court. The amended complaint removed Silva as a named plaintiff and removed Aviva plc as a defendant, but otherwise substantively makes the same or similar allegations. The Defendants have moved to dismiss the amended complaint, and that motion has been fully briefed. On November 14, 2016, the Court stayed its decision on the motion to dismiss until the Eighth Circuit Court of Appeals renders its decision in a different case that has some of the same jurisdictional issues and stayed additional discovery until the Court decides the motion to dismiss. On April 13, 2017, the Eighth Circuit affirmed the lower court’s decision to dismiss the other case. The Court has not yet decided the motion to dismiss in this case. If the action is not dismissed, Athene Asset Management and AGM (and the other defendants) will deny the material allegations of the amended complaint and will vigorously defend themselves against these claims. Although neither Athene Asset Management nor AGM can predict the ultimate outcome of this action, each believes that it is without merit, and because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.
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
Following the March 14, 2016 announcement that The Fresh Market, Inc. (“TFM”) had entered into a merger agreement with certain entities affiliated with Apollo (the “TFM Merger Agreement”), two Petitions for Appraisal of Stock were filed in the Chancery Court for the State of Delaware. The first, captioned Hudson Bay Master Fund, Ltd. and Brigade Leveraged Capital Structures Fund, Ltd. v. The Fresh Market, Inc., was filed May 23, 2016 on behalf of holders of 1,660,000 shares of common stock of TFM and names only TFM as the respondent. The second captioned Verition Multi-Strategy Master Ltd. and Verition Partners Master Fund Ltd. v. The Fresh Market, Inc. was filed August 22, 2016 on behalf of holders of 1,198,318 shares of common stock of TFM and names only TFM as the respondent. Both actions seek a determination of the fair value of the shares of the common stock of TFM under Section 262 of the Delaware Corporate Code. The two actions have since been consolidated and will proceed together under the caption, In re Appraisal of The Fresh Market, Inc., Case No. 12372-VCG (the “Appraisal Action”). The Court in the Appraisal Action has scheduled a trial on the merits to take place in November 2017. In addition, a purported shareholder class action, captioned Elizabeth Morrison v. Ray Berry, et. al., Case No. 12808-VCG, was filed October 6, 2016 in the Chancery Court for the State of Delaware and names as defendants TFM’s former officers and directors (the “Morrison Action”). The Morrison Action alleges, among other things, that the TFM officers and directors breached their fiduciary duties to the TFM shareholders in connection with their consideration and approval of the TFM Merger Agreement, including by engaging in a sale process that improperly favored AGM and/or Apollo Management VIII, L.P., by agreeing to an inadequate price and by filing materially deficient disclosures regarding the transaction. The Court has not yet set a schedule for resolving this Action on the merits. Subsequently, a purported shareholder class action, captioned Bruce S. Sherman and Bruce & Cynthia Sherman Charitable Foundation, Inc. v. The Fresh Market, Inc., et. al., Case No. 1:17-cv-00179, was filed March 3, 2017 in federal district court in the Middle District of North Carolina (the “Sherman Action”). The Sherman Action names as defendants, in addition to TFM, the former members of its Board of Directors, as well as AGM and certain of its affiliates. The Sherman Action alleges, among other things, that the defendants violated federal securities laws based on purported material misstatements and omissions contained in public filings related to the TFM Merger Agreement. The plaintiffs seek, among other things, rescission of the various transactions associated with the merger and/or rescissory or other damages, and attorneys’ and experts’ fees and costs. The Court has not yet set a schedule for resolving this action on the merits. Because each of the pending actions is in the early stages, no reasonable estimate of possible loss, if any, can be made. Apollo believes that each of these actions is without merit.
On March 4, 2016, the Public Employees Retirement System of Mississippi filed a putative securities class action against Sprouts Farmers Market, Inc. (“SFM”), several SFM directors (including Andrew Jhawar, an Apollo partner), AP Sprouts Holdings, LLC and AP Sprouts Holdings (Overseas), L.P. (the “AP Entities”), which are controlled by entities managed by Apollo affiliates, and two underwriters of a March 2015 secondary offering of SFM common stock. The AP Entities sold SFM common stock in the March 2015 secondary offering. The complaint, filed in Arizona Superior Court and captioned Public Employees Retirement System of Mississippi v. Sprouts Farmers Market, Inc. (CV2016-050480), alleges that SFM filed a materially misleading registration statement for the secondary offering that incorporated alleged misrepresentations in SFM’s 2014 annual report regarding SFM’s business prospects, and failed to disclose alleged accelerating produce deflation. The two causes of action against the AP Entities are for alleged violations of Sections 11 and 15 of the Securities Act of 1933. Plaintiff seeks, among other things, compensatory damages for alleged losses sustained from a decline in SFM’s stock price. Defendants removed the case to United States District Court for the District of Arizona, but on March 27, 2017, the Court granted Plaintiff's motion to remand the case to state court.  Defendants filed a notice of appeal on April 21, 2017.  Meanwhile, the state court ordered the following briefing schedule for motions to dismiss:  (1) Defendants’ motions are due by May 25, 2017; (2) Plaintiff’s opposition is due by June 26,

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

2017; and (3) Defendants’ replies are due by July 14, 2017.  Because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.

Between February 25 and March 23, 2016, plaintiffs filed five putative class actions in the Superior Court of Maricopa County, Arizona, on behalf of purported stockholders of Apollo Education Group, Inc. (“AEG”) asserting claims for breaches of fiduciary duties and aiding and abetting the alleged breaches in connection with a proposed acquisition of AEG.  The  defendants include, among others, AEG, members of AEG’s board of directors, AGM, Fund VIII, and certain subdisiaries of funds managed by Apollo. On April 12, 2016, the Court consolidated all the actions under the following caption:  In re Apollo Education Group, Inc. Shareholder Litigation, Lead Case No. CV2016-001905 (Ariz. Super. Ct.).  Shortly thereafter, the parties informed the Court that they had entered into a memorandum of understanding for a settlement that would, among other things, (i) provide for the dismissal with prejudice on the merits and release of any and all claims by the proposed class against the Defendants; and (ii) recognize that the pendency of the suit was, in part, a factor in the decision by the purchasers of AEG to increase the price offered to acquire all of the outstanding shares of AEG’s common stock from $9.50 per share to $10.00 per share. On April 10, 2017, the parties filed settlement papers for the Court’s review following the consummation of the merger agreement on February 1, 2017, the completion by plaintiffs of three confirmatory discovery depositions on February 27, 2017, and the execution of a stipulation of settlement by the parties on April 10, 2017.  The settlement papers include, among other things, (i) the stipulation of settlement, (ii) a proposed class notice, (iii) a memorandum of law in support of preliminary approval, and (iv) a proposed order that, among other things, provisionally certifies the settlement class, sets a date for the settlement hearing, grants preliminary approval, and institutes a stay of all proceedings in the action other than settlement-related proceedings pending a ruling on a motion for final approval.
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
On December 12, 2016, the CORE Litigation Trust (the “Trust”), which was created under the Chapter 11 reorganization plan for CORE Media and other affiliated entities, including CORE Entertainment, Inc. (“CORE”), approved by the Southern District of New York Bankruptcy Court on September 22, 2016, commenced an action in California Superior Court for Los Angeles County, captioned Core Litigation Trust v. Apollo Global Management, LLC, et al., Case No. BC 643732, which was removed to the United States District Court for the Central District of California on February 3, 2017. On February 21, 2017, the Trust moved to remand the action to California state court, and Defendants moved to transfer the case to the Southern District of New York (“SDNY”).  On April 5, 2017, the Court granted Defendants’ motion to transfer the case to the SDNY and denied the Trust’s motion to remand, without prejudice to the Trust refiling its remand motion in the SDNY.  On April 20, 2017, the SDNY District Court referred the case to the SDNY Bankruptcy Court.  On April 27, 2017, the Trust filed a motion for mandatory abstention, permissive abstention, and remand to California state court.  Defendants’ opposition to that motion is due May 16, 2017, the Trust’s reply is due May 26, 2017, and a hearing on the motion has been noticed for June 13, 2017.  The Trust’s complaint asserts claims for inducing the breach of and tortiously interfering with $360 million in loans under the 2011 loan agreements entered into between CORE and certain First and Second Lien Lenders (the “Lenders”), who assigned their loan-agreement claims to the Trust as part of CORE’s Chapter 11 plan of reorganization. The complaint names as defendants:  (i) AGM, (ii) Apollo Global Securities, LLC, (iii) other AGM subsidiaries, (iv) the funds managed by Apollo that were the beneficial owners of CORE Media (the “CORE Funds”), (v) certain affiliated-entities through which the CORE Funds owned their beneficial interest in CORE Media, (vi) Twenty-First Century Fox, Inc. (“Fox”) and certain Fox affiliates, and (vii) Endemol USA Holding, Inc. (“Endemol”) and certain Endemol-affiliated entities.  The Trust alleges that defendants’ participation in certain transactions related to CORE, including the December 12, 2014 formation of the joint venture through which the CORE Funds and Fox beneficially owned CORE Media and Endemol Shine, induced CORE to breach the loan agreements and tortiously interfered with CORE’s performance of its obligations under the loan agreements.  The Trust seeks unspecified compensatory and punitive damages.  Apollo believes these claims are without merit.  Because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.

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
As of March 31, 2017, the approximate aggregate minimum future payments required for operating leases were as follows:

	Remaining 2017	2018	2019	2020	2021	Thereafter	Total
Aggregate minimum future payments	$26,283	$31,075	$30,255	$13,523	$4,622	$6,876	$112,634
Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $9.7 million and $10.1 million for the three months ended March 31, 2017 and 2016, respectively, and are included in general, administrative and other on the condensed consolidated statements of operations.
Other long-term obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of March 31, 2017, fixed and determinable payments due in connection with these obligations were as follows:

	Remaining 2017	2018	2019	2020	2021	Thereafter	Total
Other long-term obligations	$19,290	$5,948	$2,935	$1,365	$1,365	$1,365	$32,268
Contingent Obligations—Carried interest income with respect to private equity funds and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through March 31, 2017 and that would be reversed approximates $3.1 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company, as general partner, has received more carried interest income than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund or as otherwise set forth in the respective limited partnership agreement of the fund. See note 13 to our condensed consolidated financial statements for further details regarding the general partner obligation.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of March 31, 2017, there were no underwriting commitments outstanding related to such offerings.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

As of March 31, 2017, one of the Company’s subsidiaries had unfunded contingent commitments of $0.9 million, to facilitate fundings at closing by lead arrangers for syndicated term loans issued by portfolio companies of a fund managed by Apollo. The commitments expired on April 30, 2017.
Contingent Consideration—In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the remaining contingent obligation was $87.7 million and $106.3 million as of March 31, 2017 and December 31, 2016, respectively.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present financial data for Apollo’s reportable segments as of and for the three months ended March 31, 2017 and for the three months ended March 31, 2016. Prior period financial data has been updated to conform to the current presentation.

	As of and for the Three Months Ended March 31, 2017
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Management fees from related parties	$77,398	$158,342	$16,313	$252,053
Advisory and transaction fees from related parties, net	11,772	2,556	739	15,067
Carried interest income from related parties:
Unrealized(1)	163,619	6,322	2,604	172,545
Realized	155,461	30,936	64	186,461
Total carried interest income from related parties	319,080	37,258	2,668	359,006
Total Revenues(2)	408,250	198,156	19,720	626,126
Expenses:
Compensation and benefits:
Salary, bonus and benefits	31,469	54,882	8,370	94,721
Equity-based compensation	7,095	9,102	548	16,745
Profit sharing expense:
Unrealized	55,016	2,215	2,034	59,265
Realized	75,252	13,445	26	88,723
Realized: Equity-based	—	287	—	287
Total profit sharing expense	130,268	15,947	2,060	148,275
Total compensation and benefits	168,832	79,931	10,978	259,741
Non-compensation expenses:
General, administrative and other	17,360	32,090	4,482	53,932
Placement fees	134	1,770	—	1,904
Total non-compensation expenses	17,494	33,860	4,482	55,836
Total Expenses(2)	186,326	113,791	15,460	315,577
Other Income (Loss):
Income from equity method investments	31,728	6,483	1,003	39,214
Net gains from investment activities	3,396	31,094	—	34,490
Net interest loss	(4,242)	(6,522)	(1,224)	(11,988)
Other income, net	17,790	811	63	18,664
Total Other Income (Loss)(2)	48,672	31,866	(158)	80,380
Non-Controlling Interests	—	(934)	—	(934)
Economic Income(2)	$270,596	$115,297	$4,102	$389,995
Total Assets(2)	$2,472,357	$2,533,034	$209,650	$5,215,041

(1)
Included in unrealized carried interest income from related parties for the three months ended March 31, 2017 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 13 for further details regarding the general partner obligation.

(2)
Refer below for a reconciliation of total revenues, total expenses, other income and total assets for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses, total consolidated other income (loss) and total assets.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended March 31, 2016
	Private Equity Segment	Credit Segment	Real Estate Segment	Total Reportable Segments
Revenues:
Management fees from related parties	$74,918	$142,511	$13,504	$230,933
Advisory and transaction fees from related parties, net	2,713	4,410	876	7,999
Carried interest income (loss) from related parties:
Unrealized(1)	(146,335)	(21,179)	(3,377)	(170,891)
Realized	—	45,152	4,771	49,923
Total carried interest income (loss) from related parties	(146,335)	23,973	1,394	(120,968)
Total Revenues(2)	(68,704)	170,894	15,774	117,964
Expenses:
Compensation and benefits:
Salary, bonus and benefits	32,074	51,612	8,684	92,370
Equity-based compensation	7,385	8,560	775	16,720
Profit sharing expense:
Unrealized	(57,374)	(9,137)	(1,171)	(67,682)
Realized	—	30,561	3,628	34,189
Total profit sharing expense	(57,374)	21,424	2,457	(33,493)
Total compensation and benefits	(17,915)	81,596	11,916	75,597
Non-compensation expenses:
General, administrative and other	15,731	30,486	6,144	52,361
Placement fees	994	707	—	1,701
Total non-compensation expenses	16,725	31,193	6,144	54,062
Total Expenses(2)	(1,190)	112,789	18,060	129,659
Other Loss:
Income (loss) from equity method investments	(5,483)	848	776	(3,859)
Net losses from investment activities	(4,106)	(52,393)	—	(56,499)
Net interest loss	(2,428)	(3,655)	(808)	(6,891)
Other loss, net	(124)	(408)	(29)	(561)
Total Other Loss(2)	(12,141)	(55,608)	(61)	(67,810)
Non-Controlling Interests	—	(2,385)	—	(2,385)
Economic Income (Loss)(2)	$(79,655)	$112	$(2,347)	$(81,890)

(1)
Included in unrealized carried interest income (losses) from related parties for the three months ended March 31, 2016 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 13 for further detail regarding the general partner obligation.

(2)
Refer below for a reconciliation of total revenues, total expenses and other income for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income (loss).

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Total Consolidated Revenues	$643,551	$120,826
Equity awards granted by unconsolidated related parties and reimbursable expenses(1)	(18,223)	(4,966)
Adjustments related to consolidated funds and VIEs(1)	798	652
Other(1)	—	1,452
Total Reportable Segments Revenues	$626,126	$117,964

(1)
Represents advisory fees, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Total Consolidated Expenses	$345,988	$141,899
Equity awards granted by unconsolidated related parties and reimbursable expenses(1)	(18,223)	(5,083)
Transaction-related compensation charges(1)	2,683	2,373
Reclassification of interest expenses	(12,999)	(7,873)
Amortization of transaction-related intangibles(1)	(1,872)	(2,050)
Other(1)	—	393
Total Reportable Segments Expenses	$315,577	$129,659

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

The following table reconciles total consolidated other income to total other income for Apollo’s reportable segments for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Total Consolidated Other Income (Loss)	$96,628	$(58,635)
Reclassification of interest expense	(12,999)	(7,873)
Adjustments related to consolidated funds and VIEs(1)	(3,316)	(638)
Other	67	(664)
Total Reportable Segments Other Income (Loss)	$80,380	$(67,810)

(1)	Represents the addition of other income of consolidated funds and VIEs.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Economic Income for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Income (Loss) before income tax (provision) benefit	$394,191	$(79,708)
Adjustments:
Net income attributable to Non-Controlling Interests in consolidated entities	(3,384)	(2,035)
Transaction-related charges, net(1)	(812)	(147)
Total consolidation adjustments and other	(4,196)	(2,182)
Economic Income (Loss)	$389,995	$(81,890)

(1)
Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. Equity-based compensation adjustment includes non-cash revenues and expenses related to equity awards granted by unconsolidated related parties to employees of the Company.

The following table presents the reconciliation of Apollo’s total reportable segment assets to total assets as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017	As of December 31, 2016
Total reportable segment assets	$5,215,041	$4,694,643
Adjustments(1)	1,046,522	934,910
Total assets	$6,261,563	$5,629,553

(1)	Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.
16. SUBSEQUENT EVENTS
On April 28, 2017, the Company declared a cash distribution of $0.49 per Class A share, which will be paid on May 31, 2017 to holders of record on May 19, 2017.
On April 28, 2017, the Company declared a cash distribution of $0.433854 per Preferred share, which will be paid on June 15, 2017 to holders of record on June 1, 2017.

ITEM 1A.     UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS
OF FINANCIAL CONDITION

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of March 31, 2017
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$1,084,218	$—	$—	$1,084,218
Cash and cash equivalents held at consolidated funds	—	7,880	—	7,880
Restricted cash	4,946	—	—	4,946
Investments	1,641,030	9,602	(74,945)	1,575,687
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	60,086	—	60,086
Investments, at fair value	—	991,339	(286)	991,053
Other assets	—	55,268	—	55,268
Carried interest receivable	1,422,707	—	(1,847)	1,420,860
Due from related parties	250,648	—	(767)	249,881
Deferred tax assets	561,524	—	—	561,524
Other assets	140,110	345	(153)	140,302
Goodwill	88,852	—	—	88,852
Intangible assets, net	21,006	—	—	21,006
Total Assets	$5,215,041	$1,124,520	$(77,998)	$6,261,563
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$72,170	$—	$—	$72,170
Accrued compensation and benefits	54,257	—	—	54,257
Deferred revenue	171,267	—	—	171,267
Due to related parties	598,975	—	—	598,975
Profit sharing payable	634,668	—	—	634,668
Debt	1,353,572	—	—	1,353,572
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	839,231	(41,903)	797,328
Other liabilities	—	127,833	(153)	127,680
Due to related parties	—	2,615	(2,615)	—
Other liabilities	97,668	6,187	—	103,855
Total Liabilities	2,982,577	975,866	(44,671)	3,913,772

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Preferred shares	264,683	—	—	264,683
Additional paid in capital	1,763,146	—	—	1,763,146
Accumulated deficit	(838,686)	14,884	(14,884)	(838,686)
Accumulated other comprehensive loss	(11,970)	(2,849)	3,016	(11,803)
Total Apollo Global Management, LLC shareholders’ equity	1,177,173	12,035	(11,868)	1,177,340
Non-Controlling Interests in consolidated entities	5,731	136,619	(21,459)	120,891
Non-Controlling Interests in Apollo Operating Group	1,049,560	—	—	1,049,560
Total Shareholders’ Equity	2,232,464	148,654	(33,327)	2,347,791
Total Liabilities and Shareholders’ Equity	$5,215,041	$1,124,520	$(77,998)	$6,261,563

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of December 31, 2016
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$806,329	$—	$—	$806,329
Cash and cash equivalents held at consolidated funds	—	7,335	—	7,335
Restricted cash	4,680	—	—	4,680
Investments	1,567,388	5,378	(78,022)	1,494,744
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	41,318	—	41,318
Investments, at fair value	—	914,110	(283)	913,827
Other assets	—	46,666	—	46,666
Carried interest receivable	1,258,887	—	(1,782)	1,257,105
Due from related parties	255,342	—	(489)	254,853
Deferred tax assets	572,263	—	—	572,263
Other assets	118,181	768	(89)	118,860
Goodwill	88,852	—	—	88,852
Intangible assets, net	22,721	—	—	22,721
Total Assets	$4,694,643	$1,015,575	$(80,665)	$5,629,553
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$57,465	$—	$—	$57,465
Accrued compensation and benefits	52,754	—	—	52,754
Deferred revenue	174,893	—	—	174,893
Due to related parties	638,126	—	—	638,126
Profit sharing payable	550,148	—	—	550,148
Debt	1,352,447	—	—	1,352,447
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	827,854	(41,309)	786,545
Other liabilities	—	68,123	(89)	68,034
Due to related parties	—	2,271	(2,271)	—
Other liabilities	81,568	45	—	81,613
Total Liabilities	2,907,401	898,293	(43,669)	3,762,025

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Additional paid in capital	1,830,025	—	—	1,830,025
Accumulated deficit	(986,187)	16,131	(16,130)	(986,186)
Accumulated other comprehensive loss	(5,750)	(3,029)	56	(8,723)
Total Apollo Global Management, LLC shareholders’ equity	838,088	13,102	(16,074)	835,116
Non-Controlling Interests in consolidated entities	6,805	104,180	(20,922)	90,063
Non-Controlling Interests in Apollo Operating Group	942,349	—	—	942,349
Total Shareholders’ Equity	1,787,242	117,282	(36,996)	1,867,528
Total Liabilities and Shareholders’ Equity	$4,694,643	$1,015,575	$(80,665)	$5,629,553

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Apollo Global Management, LLC’s condensed consolidated financial statements and the related notes included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2016 filed with the SEC on February 13, 2017 (the “2016 Annual Report”). The highlights listed below have had significant effects on many items within our condensed consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.
General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in private equity, credit and real estate with significant distressed expertise and a flexible mandate in the majority of our funds which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 30 years and lead a team of 989 employees, including 371 investment professionals, as of March 31, 2017.
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
As of March 31, 2017, we had total AUM of $197.5 billion across all of our businesses. More than 90% of our total AUM was in funds with a contractual life at inception of seven years or more, and 45% of such AUM was in permanent capital vehicles. On December 31, 2013, Fund VIII held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of March 31, 2017, Fund VIII had $7.4 billion of uncalled commitments remaining. Additionally, Fund VII held a final closing in December 2008, raising a total of $14.7 billion, and as of March 31, 2017, Fund VII had $2.3 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through March 31, 2017. Apollo’s private equity fund appreciation was 8% for the three months ended March 31, 2017.

For our credit segment, total gross and net returns, excluding assets managed by Athene Asset Management that are not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo, were 1.9% and 1.6%, respectively, for the three months ended March 31, 2017.
For our real estate segment, total combined gross and net returns for AGRE U.S. Real Estate Fund, L.P. (“U.S. RE Fund I”) and Apollo U.S. RE Fund II, L.P. (“U.S. RE Fund II”) including co-investment capital were 3.8% and 3.2%, respectively, for the three months ended March 31, 2017.
For further detail related to fund performance metrics across all of our businesses, see “—The Historical Investment Performance of Our Funds.”
Holding Company Structure
The diagram below depicts our current organizational structure:

BRH Holdings GP, Ltd. (Class B Share)(2)(5)
Managing Partners
100% of LP Units
GP
BRH Holdings, L.P.(3)
55.00% of Total Voting Power
Class A Shareholders (Class A Shares)(1)
AGM Management, LLC(5) (Our Manager)
GP
89.91% of LP Units
10.09% of LP Units
Contributing Partners
AP Professional Holdings, L.P. (52.61% of Apollo Operating Group Units)(4)
45.00% of Total Voting Power
52.61% of the LP Units of Each Apollo Operating Group Entity
Apollo Global Management, LLC
(47.39% of Apollo Operating Group Units)(6)
Intermediate Holding Companies
100%
APO Asset Co., LLC
100%
APO (FC), LLC
100%
APO (FC III), LLC
100%
APO UK (FC), Limited
100%
APO (FC II), LLC
100%
APO Corp.
47.39% of the LP units of certain Apollo Operating Group Entities
47.39% of the LP units of certain Apollo Operating Group Entities
47.39% of the LP units of certain Apollo Operating Group Entities
47.39% of the LP units of certain Apollo Operating Group Entities
47.39% of the LP units of certain Apollo Operating Group Entities
47.39% of the LP units of certain Apollo Operating Group Entities
Apollo Operating Group

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of May 4, 2017.

(1)
The Strategic Investor holds 9.16% of the Class A shares outstanding and 4.34% of the economic interests in the Apollo Operating Group. The Class A shares held by investors other than the Strategic Investor represent 45.00% of the total voting power of our shares entitled to vote and 43.05% of the economic interests in the Apollo Operating Group. Class A shares held by the Strategic Investor do not have voting rights. However, such Class A shares will become entitled to vote upon transfers by the Strategic Investor in accordance with the agreements entered into in connection with the investments made by the Strategic Investor.

(2)
Our Managing Partners own BRH Holdings GP, Ltd., which in turn holds our only outstanding Class B share. The Class B share represents 55.00% of the total voting power of our shares entitled to vote but no economic interest in Apollo Global Management, LLC. Our Managing Partners’ economic interests are instead represented by their indirect beneficial ownership, through Holdings, of 47.30% of the limited partner interests in the Apollo Operating Group.

(3)	Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles, limited partner interests in Holdings.

(4)
Holdings owns 52.61% of the limited partner interests in each Apollo Operating Group entity. The AOG Units held by Holdings are exchangeable for Class A shares. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 47.30% of the AOG Units. Our Contributing Partners, through their ownership interests in Holdings, beneficially own 5.31% of the AOG Units.

(5)	BRH Holdings GP, Ltd. is the sole member of AGM Management, LLC, our manager. The management of Apollo Global Management, LLC is vested in our manager as provided in our operating agreement.

(6)
Represents 47.39% of the limited partner interests in each Apollo Operating Group entity, held through the intermediate holding companies. Apollo Global Management, LLC, also indirectly owns 100% of the general partner interests in each Apollo Operating Group entity.

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
In the U.S., the S&P 500 Index rose by 5.5% in the first quarter of 2017, following an increase of 3.3% in the fourth quarter of 2016. Outside the U.S., global equity markets rose during the first quarter of 2017. The MSCI All Country World ex USA Index rose 7.1% following an increase of 4.6% in the fourth quarter of 2016.
Conditions in the credit markets also have a significant impact on our business. Credit markets rose in the first quarter of 2017, with the BofAML HY Master II Index increasing 2.7% and the S&P/LSTA Leveraged Loan Index increasing 1.2%. Benchmark interest rates decreased slightly in the first quarter, following consecutive quarters of increasing, as investors weigh potential monetary policy actions by the Federal Reserve. The U.S. 10-year Treasury yield fell slightly to finish the quarter at 2.4%.
Foreign exchange rates can impact the valuations of our funds’ investments that are denominated in currencies other than the U.S. dollar. Relative to the U.S. dollar, the Euro appreciated 1.3% in the first quarter of 2017, after depreciating 6.4% in the fourth quarter of 2016, while the British pound appreciated 1.7% in the first quarter of 2017, after depreciating by 4.9% in the fourth quarter of 2016. Commodities were generally mixed in the first quarter of 2017. The price of crude oil declined 5.8% during the first quarter of 2017, compared to a significant increase of 11.4% during the fourth quarter of 2016.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 0.7% in the first quarter of 2017, compared to a 2.1% increase in the fourth quarter of 2016. As of April 2017, the International Monetary Fund estimated that the U.S. economy will expand by 2.3% in 2017 and by 2.5% in 2018. Additionally, the U.S. unemployment rate stood at 4.5% as of March 31, 2017, marking the lowest level in approximately 10 years.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its fund investors by focusing on opportunities that management believes are often overlooked by other investors. As such, Apollo’s global integrated investment platform deployed $3.4 billion and $17.2 billion of capital through the funds it manages during the first quarter and the twelve months ended March 31, 2017, respectively. We believe Apollo’s expertise in credit and its focus on nine core industry sectors, combined with more than 25 years of investment experience, has allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors include chemicals, manufacturing and industrial, natural resources, consumer and retail, consumer services, business services, financial services, leisure, and media/telecom/technology. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods.
In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to launch new products and pursue attractive strategic growth opportunities. As such, Apollo had $5.3 billion and $35.5 billion of capital inflows during the first quarter and the twelve months ended March 31, 2017, respectively. While Apollo continues to attract capital inflows, it also continues to generate realizations for fund investors. Apollo returned $1.7 billion and $6.0 billion of capital and realized gains to the investors in the funds it manages during the first quarter and the twelve months ended March 31, 2017, respectively.
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
Economic Net Income represents EI adjusted to reflect income tax provision on EI that has been calculated assuming that all income is allocated to Apollo Global Management, LLC, which would occur following an exchange of all AOG Units for Class A shares of Apollo Global Management, LLC. The economic assumptions and methodologies that impact the implied income tax provision are similar to those methodologies and certain assumptions used in calculating the income tax provision for Apollo’s condensed consolidated statements of operations under U.S. GAAP.
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
EI may not be comparable to similarly titled measures used by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. We use EI as a measure of operating performance, not as a measure of liquidity. EI should not be considered in isolation or as a substitute for net income or other income data prepared in accordance with U.S. GAAP. The use of EI without consideration of related U.S. GAAP measures is not adequate due to the adjustments described above. Management compensates for these limitations by using EI as a supplemental measure to U.S. GAAP results, to provide a more complete understanding of our performance as management measures it. A reconciliation of EI to its most directly comparable U.S. GAAP measure of income before income tax provision can be found in the notes to our condensed consolidated financial statements.
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
Assets Under Management
The tables below present Fee-Generating and Non-Fee-Generating AUM by segment as of March 31, 2017 and 2016 and December 31, 2016:

	As of March 31, 2017
	Private Equity	Credit	Real Estate	Total
	(in millions)
Fee-Generating	$30,774	$114,914	$8,466	$154,154
Non-Fee-Generating	13,799	26,018	3,495	43,312
Total Assets Under Management	$44,573	$140,932	$11,961	$197,466

	As of March 31, 2016
	Private Equity	Credit	Real Estate	Total
	(in millions)
Fee-Generating	$29,325	$104,904	$6,844	$141,073
Non-Fee-Generating	8,377	18,950	4,113	31,440
Total Assets Under Management	$37,702	$123,854	$10,957	$172,513

	As of December 31, 2016
	Private Equity	Credit	Real Estate	Total
	(in millions)
Fee-Generating	$30,722	$111,781	$8,295	$150,798
Non-Fee-Generating	12,906	24,826	3,158	40,890
Total Assets Under Management	$43,628	$136,607	$11,453	$191,688
The table below presents AUM with Future Management Fee Potential, which is a component of Non-Fee-Generating AUM, for each of Apollo’s three segments as of March 31, 2017 and 2016 and December 31, 2016.

	As of March 31, 2017	As of March 31, 2016	As of December 31, 2016
	(in millions)
Private Equity	$1,895	$2,052	$1,977
Credit	6,622	6,098	6,533
Real Estate	759	975	639
Total AUM with Future Management Fee Potential	$9,276	$9,125	$9,149
The following tables present the components of Carry-Eligible AUM for each of Apollo’s three segments as of March 31, 2017 and 2016 and December 31, 2016:

	As of March 31, 2017
	Private Equity	Credit	Real Estate	Total
	(in millions)
Carry-Generating AUM	$23,964	$27,752	$837	$52,553
AUM Not Currently Generating Carry	264	12,936	355	13,555
Uninvested Carry-Eligible AUM	11,906	10,737	1,090	23,733
Total Carry-Eligible AUM	$36,134	$51,425	$2,282	$89,841

	As of March 31, 2016
	Private Equity	Credit	Real Estate	Total
	(in millions)
Carry-Generating AUM	$9,008	$22,985	$510	$32,503
AUM Not Currently Generating Carry	7,276	16,038	756	24,070
Uninvested Carry-Eligible AUM	16,467	9,193	1,007	26,667
Total Carry-Eligible AUM	$32,751	$48,216	$2,273	$83,240

	As of December 31, 2016
	Private Equity	Credit	Real Estate	Total
	(in millions)
Carry-Generating AUM	$21,521	$33,306	$776	$55,603
AUM Not Currently Generating Carry	487	7,219	365	8,071
Uninvested Carry-Eligible AUM	13,136	11,119	976	25,231
Total Carry-Eligible AUM	$35,144	$51,644	$2,117	$88,905

The following table presents AUM Not Currently Generating Carry for funds that have commenced investing capital for more than 24 months as of March 31, 2017 and the corresponding appreciation required to reach the preferred return or high watermark in order to generate carried interest:

Category / Fund	Invested AUM Not Currently Generating Carry	Investment Period Active > 24 Months	Appreciation Required to Achieve Carry(1)
	(in millions)
Private Equity:
Total Private Equity	$264	$264	40%
Credit:
Drawdown	4,106	3,980	29%
Liquid/Performing	8,189	6,824	< 250bps
		17	250-500bps
		534	> 500bps
Permanent Capital Vehicles ex Athene Non-Sub-Advised	641	641	< 250bps
Total Credit	12,936	11,996	11%
Real Estate:
Total Real Estate	355	250	> 250bps
Total	$13,555	$12,510

(1)
All investors in a given fund are considered in aggregate when calculating the appreciation required to achieve carry presented above. Appreciation required to achieve carry may vary by individual investor.

The components of Fee-Generating AUM by segment as of March 31, 2017 and 2016 and December 31, 2016 are presented below:

	As of March 31, 2017
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$21,782		$5,693	$724	$28,199
Fee-Generating AUM based on invested capital	8,060		6,680	4,565	19,305
Fee-Generating AUM based on gross/adjusted assets	932		89,904	3,113	93,949
Fee-Generating AUM based on NAV	—		12,637	64	12,701
Total Fee-Generating AUM	$30,774	(1)	$114,914	$8,466	$154,154

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at March 31, 2017 was 63 months.

	As of March 31, 2016
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$20,319		$6,042	$376	$26,737
Fee-Generating AUM based on invested capital	8,209		4,279	3,799	16,287
Fee-Generating AUM based on gross/adjusted assets	378		86,161	2,580	89,119
Fee-Generating AUM based on NAV	419		8,422	89	8,930
Total Fee-Generating AUM	$29,325	(1)	$104,904	$6,844	$141,073

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at March 31, 2016 was 70 months.

	As of December 31, 2016
	Private Equity		Credit	Real Estate	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$21,782		$8,072	$724	$30,578
Fee-Generating AUM based on invested capital	8,058		4,212	4,374	16,644
Fee-Generating AUM based on gross/adjusted assets	882		88,196	3,131	92,209
Fee-Generating AUM based on NAV	—		11,301	66	11,367
Total Fee-Generating AUM	$30,722	(1)	$111,781	$8,295	$150,798

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2016 was 66 months.
The following table presents total AUM and Fee-Generating AUM amounts for our private equity segment:

	Total AUM			Fee-Generating AUM
	As of March 31,		As of December 31,	As of March 31,		As of December 31,
	2017	2016	2016	2017	2016	2016
	(in millions)
Traditional Private Equity Funds	$31,004	$30,647	$30,490	$24,457	$24,826	$24,457
Natural Resources	5,505	3,120	5,223	4,181	2,654	4,181
Other(1)	8,064	3,935	7,915	2,136	1,845	2,084
Total	$44,573	$37,702	$43,628	$30,774	$29,325	$30,722

(1)	Includes co-investments contributed to Athene by AAA through its investment in AAA Investments as discussed in note 13 of the condensed consolidated financial statements.
The following table presents total AUM and Fee-Generating AUM amounts for our credit segment by category type:

	Total AUM			Fee-Generating AUM
	As of March 31,		As of December 31,	As of March 31,		As of December 31,
	2017	2016	2016	2017	2016	2016
	(in millions)
Liquid/Performing	$37,203	$36,789	$35,684	$32,919	$30,903	$31,562
Drawdown	23,810	20,088	23,852	13,794	11,743	13,645
Permanent capital vehicles ex Athene Non-Sub-Advised(1)	12,328	14,993	12,330	11,462	10,274	11,460
Athene Non-Sub-Advised(1)	56,739	51,984	55,114	56,739	51,984	55,114
Advisory	10,852	—	9,627	—	—	—
Total	$140,932	$123,854	$136,607	$114,914	$104,904	$111,781

(1)
Athene Non-Sub-Advised reflects total Athene-related AUM of $73.1 billion less $16.4 billion of assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo. Athene Non-Sub-Advised includes $4.4 billion of Athene AUM for which AAME provides investment advisory services.

The following table presents the Athene assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo:

	Total AUM
	As of March 31,		As of December 31,
	2017	2016	2016
	(in millions)
Private Equity	$1,136	$1,025	$1,099
Credit
Liquid/Performing	10,100	8,290	9,407
Drawdown	1,083	883	1,075
Total Credit	11,183	9,173	10,482
Real Estate
Debt	3,628	3,375	3,698
Equity	423	332	439
Total Real Estate	4,051	3,707	4,137
Total	$16,370	$13,905	$15,718
The following table presents total AUM and Fee-Generating AUM amounts for our real estate segment:

	Total AUM			Fee-Generating AUM
	As of March 31,		As of December 31,	As of March 31,		As of December 31,
	2017	2016	2016	2017	2016	2016
	(in millions)
Debt	$8,861	$7,768	$8,604	$6,666	$5,335	$6,577
Equity	3,100	3,189	2,849	1,800	1,509	1,718
Total	$11,961	$10,957	$11,453	$8,466	$6,844	$8,295
The following tables summarize changes in total AUM for each of Apollo’s three segments for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017				2016
	Private Equity	Credit	Real Estate	Total	Private Equity	Credit	Real Estate	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$43,628	$136,607	$11,453	$191,688	$37,502	$121,361	$11,260	$170,123
Inflows	297	4,385	631	5,313	482	3,663	432	4,577
Outflows(2)	(71)	(698)	—	(769)	(306)	(1,374)	—	(1,680)
Net Flows	226	3,687	631	4,544	176	2,289	432	2,897
Realizations	(1,050)	(365)	(265)	(1,680)	(21)	(320)	(798)	(1,139)
Market Activity(3)(4)	1,769	1,003	142	2,914	45	524	63	632
End of Period	$44,573	$140,932	$11,961	$197,466	$37,702	$123,854	$10,957	$172,513

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

(2)	Outflows for Total AUM include redemptions of $297.9 million and $347.3 million during the three months ended March 31, 2017 and 2016, respectively.

(3)	Includes foreign exchange impacts of $38.2 million, $288.8 million and $25.5 million for private equity, credit and real estate, respectively, during the three months ended March 31, 2017.

(4)	Includes foreign exchange impacts of $59.8 million, $425.5 million and $9.6 million for private equity, credit and real estate, respectively, during the three months ended March 31, 2016.

Total AUM was $197.5 billion at March 31, 2017, an increase of $5.8 billion, or 3.0%, compared to $191.7 billion at December 31, 2016. The net increase was primarily due to:

Net flows of $4.5 billion primarily related to:

•
a $3.7 billion increase related to funds we manage in the credit segment primarily consisting of a net increase in AUM relating to Athene and Advisory assets of $1.9 billion and $1.1 billion, respectively, and subscriptions of $1.1 billion, offset by redemptions of $0.3 billion, a net change in leverage of $0.2 billion and net segment transfers of $0.2 billion;

•
a $0.6 billion increase related to funds we manage in the real estate segment primarily consisting of subscriptions of $0.2 billion primarily related to AGRE Debt Fund I, L.P. ("AGRE Debt Fund I") and a net change in leverage of $0.2 billion; and

•	a $0.2 billion increase related to funds we manage in the private equity segment consisting of subscriptions attributable to co-investments for Fund VIII transactions of $0.2 billion.

Market activity of $2.9 billion primarily related to $1.8 billion and $1.0 billion of appreciation in the funds we manage in the private equity and credit segments, respectively.

Offsetting these increases were:

Realizations of $1.7 billion primarily related to:

•
$1.1 billion related to funds we manage in the private equity segment primarily consisting of distributions of $0.7 billion and $0.3 billion from our traditional private equity funds and co-investment vehicles, respectively;

•
$0.4 billion related to funds we manage in the credit segment primarily consisting of distributions of $0.1 billion, $0.1 billion and $0.1 billion from drawdown funds, liquid/performing funds and permanent capital vehicles, respectively; and

•	$0.3 billion related to funds we manage in the real estate segment primarily consisting of distributions of $0.3 billion from our real estate debt funds.

The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three segments for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017				2016
	Private Equity	Credit	Real Estate	Total	Private Equity	Credit	Real Estate	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$30,722	$111,781	$8,295	$150,798	$29,258	$101,522	$7,317	$138,097
Inflows	31	3,602	347	3,980	281	3,891	117	4,289
Outflows(2)	—	(984)	—	(984)	(214)	(608)	(46)	(868)
Net Flows	31	2,618	347	2,996	67	3,283	71	3,421
Realizations	—	(236)	(245)	(481)	—	(179)	(547)	(726)
Market Activity(3)	21	751	69	841	—	278	3	281
End of Period	$30,774	$114,914	$8,466	$154,154	$29,325	$104,904	$6,844	$141,073

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

(2)	Outflows for Fee-Generating AUM include redemptions of $277.3 million and $290.0 million during the three months ended March 31, 2017 and 2016, respectively.

(3)
Includes foreign exchange impacts of $140.7 million and $2.8 million for credit and real estate, respectively, during the three months ended March 31, 2017, and foreign exchange impacts of $386.6 million and $15.5 million for credit and real estate, respectively, during the three months ended March 31, 2016.

Total Fee-Generating AUM was $154.2 billion at March 31, 2017, an increase of $3.4 billion or 2.3%, compared to $150.8 billion at December 31, 2016. The net increase was primarily due to:

Net flows of $3.0 billion primarily related to:

•
a $2.6 billion increase related to funds we manage in the credit segment primarily consisting of a net increase in AUM relating to Athene of $1.9 billion, subscriptions of $1.0 billion, and an increase in fee-generating capital deployment of $0.4 billion, offset by a net change in leverage of $0.3 billion, redemptions of $0.3 billion and net segment transfers of $0.1 billion; and

•	a $0.3 billion increase related to funds we manage in the real estate segment primarily consisting of subscriptions of $0.3 billion and net segment transfers of $0.1 billion.

Market activity of $0.8 billion primarily related to appreciation in the funds we manage in the credit segment.

Offsetting these increases were:

Realizations of $0.5 billion primarily related to:

•	$0.2 billion related to funds we manage in the real estate segment primarily driven by distributions of $0.2 billion from our real estate debt funds; and

•	$0.2 billion related to funds we manage in the credit segment primarily driven by certain of our liquid/performing funds.

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
Capital Deployed
The following table summarizes by segment the capital deployed for funds and SIAs with a defined maturity date and certain funds and SIAs in Apollo’s real estate debt strategy during the specified reporting periods:

	For the Three Months Ended March 31,
	2017	2016
	(in millions)
Private Equity	$1,564	$501
Credit	992	1,337
Real Estate(1)	867	334
Total capital deployed	$3,423	$2,172

(1)	Included in capital deployed is $735 million and $302 million for the three months ended March 31, 2017 and 2016, respectively, related to funds in Apollo’s real estate debt strategy.
Uncalled Commitments
The following table summarizes the uncalled commitments by segment during the specified reporting periods:

	As of March 31, 2017	As of December 31, 2016
	(in millions)
Private Equity	$14,759	$16,079
Credit	12,083	11,816
Real Estate	1,314	1,414
Total uncalled commitments(1)	$28,156	$29,309

(1)
As of March 31, 2017 and December 31, 2016, $24.2 billion and $25.9 billion, respectively, represented the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses.

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
Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund IV generated a 12% gross IRR and a 9% net IRR since its inception through March 31, 2017, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through March 31, 2017. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares” in the 2016 Annual Report.

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
All amounts are as of March 31, 2017, unless otherwise noted:

									As of March 31, 2017
($ in millions)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital(1)	Realized Value(1)	Remaining Cost(1)	Unrealized Value(1)	Total Value(1)	Gross IRR(1)		Net IRR(1)
Private Equity:
Fund VIII	2013	$20,598	$18,377	$10,854	$1,684	$9,668	$12,583	$14,267	27%		16%
Fund VII	2008	6,559	14,677	16,097	29,423	3,686	4,177	33,600	35		26
Fund VI	2006	3,515	10,136	12,457	18,100	3,407	2,895	20,995	12		9
Fund V	2001	315	3,742	5,192	12,697	138	58	12,755	61		44
Fund I, II, III, IV and MIA(3)	Various	17	7,320	8,753	17,400	—	2	17,402	39		26
Traditional Private Equity Funds(4)		$31,004	$54,252	$53,353	$79,304	$16,899	$19,715	$99,019	39%		25%
ANRP II	2016	3,809	3,454	810	144	734	1,180	1,324	NM	(2)	NM	(2)
ANRP I	2012	1,696	1,323	1,035	241	868	1,361	1,602	18		12
AION	2013	687	826	328	137	216	194	331	5%		(7)%
Total Private Equity(9)		$37,196	$59,855	$55,526	$79,826	$18,717	$22,450	$102,276
Credit:
Credit Opportunity Funds
COF III	2014	$3,131	$3,426	$4,375	$2,174	$2,559	$2,129	$4,303	(2)%		(3)%
COF I and II	2008	442	3,068	3,787	7,396	127	159	7,555	23		20
European Principal Finance Funds
EPF II(5)	2012	4,139	3,391	3,547	1,471	2,077	3,265	4,736	18		11
EPF I(5)	2007	262	1,380	1,813	3,013	—	40	3,053	23		17
Structured Credit Funds
FCI II	2013	2,345	1,555	2,022	749	1,596	1,795	2,544	15		11
FCI I	2012	1,030	559	1,265	881	809	824	1,705	15		12
SCRF III (12)	2015	1,033	1,238	1,716	1,125	697	708	1,833	17		14
SCRF I and II12)	Various	2	222	707	885	—	—	885	27		21
Other Drawdown Funds & SIAs(6)	Various	6,537	8,803	7,741	7,644	2,144	1,979	9,623	9		6
Total Credit(10)		$18,921	$23,642	$26,973	$25,338	$10,009	$10,899	$36,237
Real Estate:
U.S. RE Fund II(7)	2016	$826	$771	$408	$75	$384	$441	$516	19%		17%
U.S. RE Fund I(7)	2012	517	649	631	584	277	344	928	17		13
AGRE Debt Fund I(13)	2011	1,163	2,148	2,058	1,148	1,135	1,065	2,213	8		6
CPI Funds(8)	Various	602	4,794	2,485	2,553	282	84	2,637	15		12
Total Real Estate(11)		$3,108	$8,362	$5,582	$4,360	$2,078	$1,934	$6,294

(1)	Refer to the definitions of Vintage Year, Total Invested Capital, Realized Value, Remaining Cost, Unrealized Value, Total Value, Gross IRR and Net IRR described elsewhere in this report.

(2)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

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

(4)	Total IRR is calculated based on total cash flows for all funds presented.

(5)	Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.07 as of March 31, 2017.

(6)
Amounts presented have been aggregated for (i) drawdown funds with AUM greater than $500 million that do not form part of a flagship series of funds and (ii) SIAs with AUM greater than $200 million that do not predominantly invest in other Apollo funds or SIAs. Certain SIAs’ historical figures are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.07 as of March 31, 2017. Additionally, certain SIAs totaling $1.8 billion of AUM have been excluded from Total Invested Capital, Realized Value, Remaining Cost, Unrealized Value and Total Value. These SIAs have an open ended life and a significant turnover in their portfolio assets due to the ability to recycle capital. These SIAs had $9.5 billion of Total Invested Capital through March 31, 2017.

(7)
U.S. RE Fund I and U.S. RE Fund II had $153 million and $298 million of co-investment commitments raised as of March 31, 2017, respectively, which are included in the figures in the table. A co-invest entity within U.S. RE Fund I is denominated in GBP and translated into U.S. dollars at an exchange rate of £1.00 to $1.26 as of March 31, 2017.

(8)
As part of the acquisition of Citi Property Investors (“CPI”), Apollo acquired general partner interests in fully invested funds. CPI Funds refers to CPI Capital Partners North America, CPI Capital Partners Asia Pacific, CPI Capital Partners Europe and other CPI funds or individual investments of which Apollo is not the general partner or manager and only receives fees pursuant to either a sub-advisory agreement or an investment management and administrative agreement. For CPI Capital Partners North America, CPI Capital Partners Asia Pacific and CPI Capital Partners Europe, the gross and net IRRs are presented in the investment record table since acquisition on November 12, 2010. The aggregate net IRR for these funds from their inception to March 31, 2017 was (1)%. This net IRR was primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo only became the general partner or manager of these funds upon completing the acquisition on November 12, 2010.

(9)
Certain private equity co-investment vehicles and funds with AUM less than $500 million have been excluded. These co-investment vehicles and funds had $7.4 billion of aggregate AUM as of March 31, 2017.

(10)	Certain credit funds and SIAs with AUM less than $500 million and $200 million, respectively, have been excluded. These funds and SIAs had $4.9 billion of aggregate AUM as of March 31, 2017.

(11)
Certain accounts owned by or related to Athene, certain co-investment vehicles and certain funds with AUM less than $500 million have been excluded. These accounts, co-investment vehicles and funds had $4.8 billion of aggregate AUM as of March 31, 2017.

(12)	Remaining cost for certain of our credit funds may include physical cash called, invested or reserved for certain levered investments.

(13)
The investor in this U.S. Dollar denominated fund has chosen to make contributions and receive distributions in the local currency of each underlying investment. As a result, Apollo has not entered into foreign currency hedges for this fund and the returns presented include the impact of foreign currency gains or losses. The investor’s gross and net IRR, before the impact of foreign currency gains or losses, from the fund’s inception to March 31, 2017 was 10% and 9%, respectively.

Private Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of March 31, 2017:

	Total Invested Capital	Total Value	Gross IRR
	(in millions)
Distressed for Control	$7,795	$18,548	29%
Non-Control Distressed	5,490	8,481	71
Total	13,285	27,029	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit(1)	40,068	71,990	22
Total	$53,353	$99,019	39%

(1)	Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.
The following tables provide additional detail on the composition of the Fund VIII, Fund VII and Fund VI private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV and V are included in the table above but not presented below as their remaining value is less than $100 million or the fund has been liquidated. All amounts are as of March 31, 2017:
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,318	$3,394
Opportunistic Buyouts	8,037	10,188
Distressed	499	685
Total	$10,854	$14,267
Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,176	$4,578
Opportunistic Buyouts	4,338	10,628
Distressed/Other Credit(2)	9,583	18,394
Total	$16,097	$33,600

Fund VI

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$3,397	$5,783
Opportunistic Buyouts	6,374	10,246
Distressed/Other Credit(2)	2,686	4,966
Total	$12,457	$20,995

(1)
Committed capital less unfunded capital commitments for Fund VIII and Fund VII was $11.0 billion and $14.0 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreement or other governing agreements.

(2)	The distressed investment strategy includes distressed for control, non-control distressed and other credit.
During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through March 31, 2017), our private equity funds have invested $43.5 billion, of which $18.7 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII and VI was 5.5x, 6.1x and 7.7x, respectively, as of March 31, 2017. Our average entry multiple for a private equity fund is the average of the total enterprise value over an applicable adjusted earnings before interest, taxes, depreciation and amortization which may incorporate certain adjustments based on the investment team’s estimate and we believe captures the true economics of our funds’ investments in portfolio companies. The average entry multiple of actively investing funds may include committed investments not yet closed.
Credit
The following table presents the AUM and gross and net returns information for Apollo’s credit segment by category type:

	As of March 31, 2017				Gross Returns	Net Returns
Category	AUM	Fee-Generating AUM	Carry-Eligible AUM	Carry-Generating AUM	For the Three Months Ended March 31, 2017(1)
	(in millions)
Liquid/Performing	$37,203	$32,919	$20,393	$11,157	1.9%	1.8%
Drawdown(2)	23,810	13,794	21,040	7,887	1.6	1.2
Permanent capital vehicles ex Athene Non-Sub-Advised(3)	12,328	11,462	9,992	8,708	2.7	1.8
Athene Non-Sub-Advised(3)	56,739	56,739	—	—	N/A	N/A
Advisory	10,852	—	—	—	N/A	N/A
Total Credit	$140,932	$114,914	$51,425	$27,752	1.9%	1.6%

(1)
The gross and net returns for the three months ended March 31, 2017 for total credit excludes assets managed by AAM that are not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo.

(2)
As of March 31, 2017, significant drawdown funds and SIAs had inception-to-date gross and net IRRs of 16.1% and 12.3%, respectively. Significant drawdown funds and SIAs include funds and SIAs with AUM greater than $200 million that do not predominantly invest in other Apollo funds or SIAs.

(3)
Athene Non-Sub-Advised reflects total Athene-related AUM of $73.1 billion less $16.4 billion of assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo. Athene Non-Sub-Advised includes $4.4 billion of Athene AUM for which AAME provides investment advisory services.

Liquid/Performing
The following table summarizes the investment record for funds in the liquid/performing category within Apollo’s credit segment. The significant funds included in the investment record table below have greater than $200 million of AUM and do not predominantly invest in other Apollo funds or SIAs.

		Total AUM	Net Returns
	Vintage Year	As of March 31, 2017	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Credit:		(in millions)
Hedge Funds(1)	Various	$6,389	1%	2%
CLOs(2)	Various	12,035	1	2
SIAs / Other	Various	18,779	2	—
Total		$37,203

(1)	Hedge Funds primarily includes Apollo Credit Strategies Master Fund Ltd., Apollo Credit Master Fund Ltd. and Apollo Credit Short Opportunities Fund.

(2)	CLO returns are calculated based on gross return on invested assets, which excludes cash.
Permanent Capital
The following table summarizes the investment record for our permanent capital vehicles by segment, excluding Athene-related assets managed or advised by Athene Asset Management and AAME:

		Total AUM	Total Returns (1)
	IPO Year(2)	As of March 31, 2017	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Credit:		(in millions)
MidCap(3)	N/A	$7,249	4%	1%
AIF	2013	390	9	1
AFT	2011	432	2	2
AINV(4)	2004	4,331	14	10
Real Estate:
ARI	2009	4,080	16%	(3	) %
Total		$16,482

(1)
Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

(2)	An IPO year represents the year in which the vehicle commenced trading on a national securities exchange.

(3)
MidCap is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 2% and 1% for the three months ended March 31, 2017 and 2016, respectively.

(4)
All amounts are as of December 31, 2016, except for total returns. Refer to www.apolloic.com for the most recent financial information on AINV. The information contained on AINV’s website is not part of this report. Includes $1.5 billion of AUM related to a non-traded business development company sub-advised by Apollo. Total returns exclude performance of the non-traded business development company.

Athene and SIAs
As of March 31, 2017, Apollo managed or advised $73.1 billion of total AUM in accounts owned by or related to Athene, of which approximately $16.4 billion was either sub-advised by Apollo or invested in Apollo funds and investment vehicles managed by Apollo. Of the approximately $16.4 billion of AUM, the vast majority were in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities, and insurance-linked securities.
As of March 31, 2017, Apollo managed approximately $19 billion of total AUM in SIAs, which include certain SIAs in the investment record tables above and capital deployed from certain SIAs across Apollo’s private equity, credit and real estate funds.

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
As of March 31, 2017, approximately 54% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 46% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our private equity, credit and real estate segments, the percentage determined using market-based valuation methods as of March 31, 2017 was 24%, 73% and 42%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest” in the 2016 Annual Report for a discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
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

The table below presents an analysis of Apollo’s (i) carried interest receivable on an unconsolidated basis and (ii) realized and unrealized carried interest income (loss) for Apollo’s combined segments as of and for the three months ended March 31, 2017:

	As of March 31, 2017		For the Three Months Ended March 31, 2017
	Carried Interest Receivable on an Unconsolidated Basis		Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income	Total Carried Interest Income (Loss)
	(in thousands)
Private Equity Funds:
Fund VIII	$421,260		$98,033	$57,812	$155,845
Fund VII(1)	95,197		20,542	19,817	40,359
Fund VI(1)	—	(3)	35,443	—	35,443
Fund IV and V	310	(3)	(5,794)	—	(5,794)
ANRP I and II	133,131		55,647	372	56,019
AAA/Other(2)(5)	343,560		(40,252)	77,460	37,208
Total Private Equity Funds	993,458		163,619	155,461	319,080
Total Private Equity Funds, net of profit share	634,696		108,603	80,209	188,812
Credit Category:
Drawdown	294,950	(3)	(8,401)	26,659	18,258
Liquid/Performing	55,582		6,534	3,551	10,085
Permanent capital vehicles ex AAM	43,592		8,189	726	8,915
Total Credit Funds	394,124		6,322	30,936	37,258
Total Credit Funds, net of profit share	133,327		4,107	17,204	21,311
Real Estate Funds:
CPI Funds	304		(59)	—	(59)
U.S. RE Fund I & II	22,512		2,249	64	2,313
Other(5)	12,309		414	—	414
Total Real Estate Funds	35,125		2,604	64	2,668
Total Real Estate Funds, net of profit share	20,016		570	38	608
Total	$1,422,707		$172,545	$186,461	$359,006
Total, net of profit share	$788,039	(4)	$113,280	$97,451	$210,731

(1)
As of March 31, 2017, the remaining investments and escrow cash of Fund VII and Fund VI were valued at 107% and 86% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of March 31, 2017, Fund VI had $167.6 million of gross carried interest income, or $110.7 million net of profit sharing, in escrow. As of March 31, 2017, Fund VII had $58.6 million of gross carried interest income, or $32.6 million net of profit sharing, in escrow. With respect to Fund VII and Fund VI, realized carried interest income currently distributed to the general partner is limited to potential tax distributions pursuant to the fund’s partnership agreement.

(2)
AAA/Other includes $249.3 million of carried interest receivable, or $177.8 million net of profit sharing, from AAA Investments, L.P. as of March 31, 2017. Following a transaction that settled on April 3, 2017, the receivable balance declined to $204.2 million, or $145.6 million net of profit sharing, reflecting receipt of the carried interest amount that was presented within realized carried interest income for the three months ended March 31, 2017. If Apollo receives payment of any remaining carried interest in cash, then common shares of Athene Holding shall be distributed to Apollo and immediately sold by Apollo to pay for such carried interest in cash.

(3)
As of March 31, 2017, certain credit funds and certain private equity funds had $60.4 million and $23.9 million, respectively, in general partner obligations to return previously distributed carried interest income. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations for certain credit funds and certain private equity funds was $328.3 million and $164.5 million, respectively, as of March 31, 2017.

(4)
There was a corresponding profit sharing payable of $634.7 million as of March 31, 2017, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $87.7 million.

(5)	Other includes certain SIAs.
The general partners of the private equity, credit and real estate funds listed in the table above were accruing carried interest income as of March 31, 2017. The investment manager of AINV accrues carried interest as it is earned. The general partners of certain of our credit funds accrue carried interest when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments, which we refer to as “high water marks.” These high water marks are applied on an individual investor basis. Certain of our credit funds have investors with various high water marks, the achievement of which is subject to market conditions and investment performance.
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

The following table summarizes our carried interest since inception for our combined segments through March 31, 2017:

	Carried Interest Since Inception(1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation as of March 31, 2017(3)	Maximum Carried Interest Income Subject to Potential Reversal(4)
	(in millions)
Private Equity Funds:
Fund VIII	$421.3	$68.5	$489.8	$—	$463.9
Fund VII	95.2	3,121.5	3,216.7	—	575.5
Fund VI	—	1,658.9	1,658.9	6.8	1,105.9
Fund IV and V	0.3	2,053.1	2,053.4	17.1	9.2
ANRP I and II	133.1	19.8	152.9	—	143.7
AAA/Other	343.6	213.0	556.6	—	266.2
Total Private Equity Funds	993.5	7,134.8	8,128.3	23.9	2,564.4
Credit Category(5):
Drawdown	295.0	981.5	1,276.5	60.4	366.2
Liquid/Performing	55.6	493.1	548.7	—	72.3
Permanent capital vehicles ex AAM	36.3	—	36.3	—	36.3
Total Credit Funds	386.9	1,474.6	1,861.5	60.4	474.8
Real Estate Funds:
CPI Funds	0.3	9.6	9.9	—	0.3
U.S. RE Fund I & II	22.5	12.9	35.4	—	30.0
Other(6)	12.3	4.2	16.5	—	12.4
Total Real Estate Funds	35.1	26.7	61.8	—	42.7
Total	$1,415.5	$8,636.1	$10,051.6	$84.3	$3,081.9

(1)	Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.07 as of March 31, 2017.

(2)
Amounts in “Distributed by Fund and Recognized” for the CPI, Gulf Stream Asset Management, LLC (“Gulf Stream”) and Stone Tower funds and SIAs are presented for activity subsequent to the respective acquisition dates.

(3)
Amounts were computed based on the fair value of fund investments on March 31, 2017. Carried interest income has been allocated to and recognized by the general partner. Based on the amount of carried interest income allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed carried interest income or fees at March 31, 2017. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(4)
Represents the amount of carried interest income that would be reversed if remaining fund investments became worthless on March 31, 2017. Amounts subject to potential reversal of carried interest income include amounts undistributed by a fund (i.e., the carried interest receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed carried interest income, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

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
Other Income (Losses), Net. Other income (losses), net includes gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities, reversal of a portion of the tax receivable agreement liability and other miscellaneous non-operating income and expenses.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the 53.4% and 54.1% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of March 31, 2017 and 2016, respectively. Non-Controlling Interests also include limited partner interests in certain consolidated funds and VIEs.
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

Results of Operations
Below is a discussion of our condensed consolidated results of operations for the three months ended March 31, 2017 and 2016. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months Ended March 31,		Amount Change	Percentage Change
	2017	2016
Revenues:	(in thousands)
Management fees from related parties	$269,543	$233,795	$35,748	15.3%
Advisory and transaction fees from related parties, net	15,067	7,999	7,068	88.4
Carried interest income (loss) from related parties	358,941	(120,968)	479,909	NM
Total Revenues	643,551	120,826	522,725	432.6
Expenses:
Compensation and benefits:
Salary, bonus and benefits	101,613	97,234	4,379	4.5
Equity-based compensation	23,107	14,002	9,105	65.0
Profit sharing expense	144,324	(37,605)	181,929	NM
Total compensation and benefits	269,044	73,631	195,413	265.4
Interest expense	12,999	7,873	5,126	65.1
General, administrative and other	62,040	58,631	3,409	5.8
Placement fees	1,905	1,764	141	8.0
Total Expenses	345,988	141,899	204,089	143.8
Other Income (Loss):
Net gains (losses) from investment activities	34,517	(56,469)	90,986	NM
Net gains from investment activities of consolidated variable interest entities	4,108	1,319	2,789	211.4
Income (loss) from equity method investments	38,553	(3,817)	42,370	NM
Interest income	803	585	218	37.3
Other income (loss), net	18,647	(253)	18,900	NM
Total Other Income (Loss)	96,628	(58,635)	155,263	NM
Income (loss) before income tax provision	394,191	(79,708)	473,899	NM
Income tax (provision) benefit	(39,161)	5,147	(44,308)	NM
Net Income (Loss)	355,030	(74,561)	429,591	NM
Net (income) loss attributable to Non-Controlling Interests	(209,834)	41,733	(251,567)	NM
Net Income (Loss) Attributable to Apollo Global Management, LLC	$145,196	$(32,828)	$178,024	NM

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
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Management fees from related parties increased by $35.7 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This change was primarily attributable to increased management fees earned from Apollo European Principal Finance Fund III, L.P. (“EPF III"), Athene and ANRP II of $9.0 million, $8.2 million, and $4.0 million, respectively, as well as modest increases across most of our other funds and investment vehicles. Management fees earned from EPF III and ANRP II increased as a result of capital raises that occurred after March 31, 2016. This increase was partially offset by decreases in management fees earned with respect to EPF II of $5.2 million resulting from a step down in fee basis from committed capital to invested capital during the three months ended March 31, 2017 as compared to the same period during 2016.
Advisory and transaction fees from related parties, net, increased by $7.1 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $9.2 million, partially offset by decreases in net advisory and transaction fees earned with respect to FCI II of $2.2 million during the three months ended March 31, 2017 as compared to the same period during 2016.

Carried interest income from related parties increased by $479.9 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This change was primarily attributable to increased carried interest income earned from our private equity and credit funds of $465.4 million and $13.3 million, respectively, during the three months ended March 31, 2017 as compared to the same period in 2016. For additional details regarding changes in carried interest income in each segment, see “—Segment Analysis” below.
Expenses
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Compensation and benefits increased by $195.4 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This change was primarily attributable to an increase in profit sharing expense of $181.9 million due to increased carried interest income during the three months ended March 31, 2017, as compared to the same period in 2016. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period.
Included in profit sharing expense is $18.0 million and $18.5 million for the three months ended March 31, 2017 and 2016, respectively, related to a performance based incentive arrangement for certain Apollo partners and employees designed to more closely align compensation on an annual basis with the overall realized performance of the Company (referred to herein as the “Incentive Pool”). Allocations to participants in the Incentive Pool contain both a fixed component and a discretionary component, each of which may vary year to year. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period. See “—Critical Accounting Policies—Profit Sharing Expense” for an overview of the Incentive Pool.
Interest expense increased $5.1 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016 primarily as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 9 to our condensed consolidated financial statements.
General, administrative and other expense increased by $3.4 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016 as a result of increased professional fees as well as new fund organizational expenses related to the launch of Apollo Investment Fund IX, L.P. (together with its parallel funds and alternative investment vehicles, “Fund IX”) incurred during the three months ended March 31, 2017, as compared to the same period in 2016.
Other Income (Loss)
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Net gains from investment activities was $34.5 million for the three months ended March 31, 2017, as compared to net losses from investment activities of $56.5 million for the three months ended March 31, 2016. This change was primarily attributable to an increase in the fair value of the Company’s investment in Athene during the three months ended March 31, 2017 and an unrealized loss on the Company’s investment in Athene during the three months ended March 31, 2016 as a result of lower valuations of publicly traded comparable companies. See note 5 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene.
Income from equity method investments was $38.6 million for the three months ended March 31, 2017, as compared to a loss from equity method investments of $3.8 million for the three months ended March 31, 2016. The increase of $42.4 million was primarily driven by increases in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to AAA, Fund VIII, Fund VII, MidCap and ANRP II of $14.9 million, $9.5 million, $5.5 million, $2.3 million and $2.0 million, respectively, during the three months ended March 31, 2017, as compared to the same period in 2016.
Other income, net was $18.6 million for the three months ended March 31, 2017, as compared to other loss, net of $0.3 million for the three months ended March 31, 2016. The increase of $18.9 million was primarily attributable to insurance proceeds received during the three months ended March 31, 2017 in connection with fees and expenses relating to a legal proceeding.
Income Tax Provision
The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. federal income tax purposes. As a result, only a portion of the income we earn is subject to corporate-level tax in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
The income tax provision was $39.2 million for the three months ended March 31, 2017, as compared to an income tax benefit of $5.1 million for the three months ended March 31, 2016. The increase of $44.3 million was primarily due to a change in the mix of earnings which are subject to corporate-level taxation, as well as an increase in Fee Related Earnings subject to corporate-level taxation. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes at an effective tax rate of 9.9% and 6.5% for the three months ended March 31, 2017 and 2016, respectively. The reconciling items between our statutory tax rate and our effective tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; and (iii) state and local income taxes including NYC UBT (see note 8 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
Non-Controlling Interests
Net income attributable to Non-Controlling Interests in the Apollo Operating Group consisted of the following:

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Net income (loss)	$355,030	$(74,561)
Net income attributable to Non-Controlling Interests in consolidated entities	(3,384)	(2,035)
Net income (loss) after Non-Controlling Interests in consolidated entities	351,646	(76,596)
Adjustments:
Income tax provision (benefit)(1)	39,161	(5,147)
NYC UBT and foreign tax provision (benefit)(2)	(5,395)	951
Net loss in non-Apollo Operating Group entities	2	20
Total adjustments	33,768	(4,176)
Net income (loss) after adjustments	385,414	(80,772)
Approximate weighted average ownership percentage of Apollo Operating Group	53.6%	54.2%
Net income (loss) attributable to Non-Controlling Interests in Apollo Operating Group	$206,450	$(43,768)

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

Private Equity
The following table sets forth our segment statement of operations information and our supplemental performance measure, EI, within our private equity segment for the three months ended March 31, 2017 and 2016 Prior period financial data has been updated to conform to the current presentation.

	For the Three Months Ended March 31,		Total Change	Percentage Change
	2017	2016
	(in thousands)
Private Equity:
Revenues:
Management fees from related parties	$77,398	$74,918	$2,480	3.3%
Advisory and transaction fees from related parties, net	11,772	2,713	9,059	333.9
Carried interest income (loss) from related parties:
Unrealized(1)	163,619	(146,335)	309,954	NM
Realized	155,461	—	155,461	NM
Total carried interest income (loss) from related parties	319,080	(146,335)	465,415	NM
Total Revenues	408,250	(68,704)	476,954	NM
Expenses:
Compensation and benefits:
Salary, bonus and benefits	31,469	32,074	(605)	(1.9)
Equity-based compensation	7,095	7,385	(290)	(3.9)
Profit sharing expense:
Unrealized	55,016	(57,374)	112,390	NM
Realized	75,252	—	75,252	NM
Total profit sharing expense	130,268	(57,374)	187,642	NM
Total compensation and benefits	168,832	(17,915)	186,747	NM
Non-compensation expenses:
General, administrative and other	17,360	15,731	1,629	10.4
Placement fees	134	994	(860)	(86.5)
Total non-compensation expenses	17,494	16,725	769	4.6
Total Expenses	186,326	(1,190)	187,516	NM
Other Income (Loss):
Income (loss) from equity method investments	31,728	(5,483)	37,211	NM
Net gains (losses) from investment activities	3,396	(4,106)	7,502	NM
Net interest loss	(4,242)	(2,428)	(1,814)	74.7
Other income (loss), net	17,790	(124)	17,914	NM
Total Other Income (Loss)	48,672	(12,141)	60,813	NM
Economic Income (Loss)	$270,596	$(79,655)	$350,251	NM

(1)
Included in unrealized carried interest income (loss) from related parties for the three months ended March 31, 2017 and 2016 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 13 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

Revenues
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Management fees from related parties increased by $2.5 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This change was primarily attributable to an increase in management fees earned with respect to ANRP II of $4.0 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 as a result of capital raises for the fund that occurred after March 31, 2016.
Advisory and transaction fees from related parties, net increased by $9.1 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $9.2 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
Carried interest income from related parties was $319.1 million for the three months ended March 31, 2017, as compared to carried interest loss of $146.3 million for the three months ended March 31, 2016. This increase of $465.4 million was primarily attributable to increases in carried interest income earned from Fund VIII, Fund VII, AAA/Other and Fund VI of $153.9 million, $90.4 million, $90.3 million and $69.0 million, respectively, during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase in carried interest income earned from Fund VIII was primarily driven by the fund being above its priority return threshold as of March 31, 2017 and the fund being below its priority return threshold as of March 31, 2016. The increase in carried interest income earned from Fund VII was primarily driven by appreciation in the value of its privately held portfolio companies. AAA/Other’s increase in carried interest income was driven by appreciation in the value of its investment in Athene. The increase in carried interest income earned from Fund VI was primarily driven by appreciation in value in the fund’s public portfolio companies.
Expenses
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Compensation and benefits expense increased by $186.7 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This change was primarily attributable to an increase in profit sharing expense of $187.6 million as a result of a corresponding increase in carried interest income as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period.
Included in profit sharing expense is $15.5 million related to the Incentive Pool for the three months ended March 31, 2017. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
General, administrative and other increased by $1.6 million during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This change was primarily driven by new fund organizational expenses related to the launch of Fund IX incurred during the three months ended March 31, 2017.
Placement fees decreased by $0.9 million during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This change was primarily driven by a decrease in placement fees incurred in connection with capital raising activity relating to ANRP II of $0.8 million during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.
Other Income (Loss)
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Income from equity method investments was $31.7 million for the three months ended March 31, 2017, as compared to a loss from equity method investments of $5.5 million for the three months ended March 31, 2016. The increase of $37.2 million was driven by increases in income from Apollo’s equity ownership interest in AAA, Fund VIII and Fund VII of $14.9 million, $9.5 million and $5.5 million, respectively, as well as modest increases across most of our other equity method investments during the three months ended March 31, 2017, as compared to the same period in 2016.
Net gains from investment activities was $3.4 million for the three months ended March 31, 2017, as compared to net losses from investment activities of $4.1 million for the three months ended March 31, 2016. This change was primarily attributable to an increase in the fair value of the Company’s investment in Athene during the three months ended March 31, 2017 and an unrealized loss on the Company’s investment in Athene during the three months ended March 31, 2016 as a result of lower valuations of publicly traded comparable companies. See note 5 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene.
Net interest loss increased by $1.8 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to additional interest expense incurred during the three months ended March 31, 2017 primarily as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 9 to our condensed consolidated financial statements.
Other income, net was $17.8 million for the three months ended March 31, 2017, as compared to other loss, net of $0.1 million for the three months ended March 31, 2016. The increase of $17.9 million was primarily attributable to insurance proceeds received during the three months ended March 31, 2017 in connection with fees and expenses relating to a legal proceeding.

Credit
The following table sets forth segment statement of operations information and EI within our credit segment for the three months ended March 31, 2017 and 2016. Prior period financial data has been updated to conform to the current presentation.

	For the Three Months Ended March 31,		Total Change	Percentage Change
	2017	2016
	(in thousands)
Credit:
Revenues:
Management fees from related parties	$158,342	$142,511	$15,831	11.1%
Advisory and transaction fees from related parties, net	2,556	4,410	(1,854)	(42.0)
Carried interest income (loss) from related parties:
Unrealized(1)	6,322	(21,179)	27,501	NM
Realized	30,936	45,152	(14,216)	(31.5)
Total carried interest income from related parties	37,258	23,973	13,285	55.4
Total Revenues	198,156	170,894	27,262	16.0
Expenses:
Compensation and benefits:
Salary, bonus and benefits	54,882	51,612	3,270	6.3
Equity-based compensation	9,102	8,560	542	6.3
Profit sharing expense:
Unrealized	2,215	(9,137)	11,352	NM
Realized	13,445	30,561	(17,116)	(56.0)
Realized: Equity-based	287	—	287	NM
Total profit sharing expense	15,947	21,424	(5,477)	(25.6)
Total compensation and benefits	79,931	81,596	(1,665)	(2.0)
Non-compensation expenses
General, administrative and other	32,090	30,486	1,604	5.3
Placement fees	1,770	707	1,063	150.4
Total non-compensation expenses	33,860	31,193	2,667	8.5
Total Expenses	113,791	112,789	1,002	0.9
Other Income (Loss):
Income from equity method investments	6,483	848	5,635	NM
Net gains (losses) from investment activities	31,094	(52,393)	83,487	NM
Net interest loss	(6,522)	(3,655)	(2,867)	78.4
Other income (loss), net	811	(408)	1,219	NM
Total Other Income (Loss)	31,866	(55,608)	87,474	NM
Non-Controlling Interest	(934)	(2,385)	1,451	(60.8)
Economic Income	$115,297	$112	$115,185	NM

(1)
Included in unrealized carried interest income (loss) from related parties for the three months ended March 31, 2017 and 2016 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 13 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

Revenues
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Management fees from related parties increased by $15.8 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This change was primarily attributable to increases in management fees earned from EPF III, Athene and SCRF III of $9.0 million, $8.2 million and $1.7 million, respectively. Management fees earned from EPF III increased as a result of capital raises that occurred after March 31, 2016. This increase was partially offset by a decrease in management fees earned from EPF II of $5.2 million resulting from a step down in fee basis from committed capital to invested capital during the three months ended March 31, 2017, as compared to the same period during 2016.

Advisory and transaction fees from related parties, net, decreased by $1.9 million during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This decrease was primarily driven by a decrease in net advisory and transaction fees from FCI II of $2.2 million during the three months ended March 31, 2017, as compared to the same period during 2016.
Carried interest income from related parties increased by $13.3 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This change was primarily attributable to increases in carried interest income earned from EPF II and Apollo Strategic Value Fund, L.P. (“SVF”) of $20.8 million and $6.7 million, respectively, during the three months ended March 31, 2017, as compared to the same period in 2016. This was offset by decreases in carried interest income earned from a permanent capital vehicle and FCI II of $8.2 million and $7.6 million, respectively, during the three months ended March 31, 2017, as compared to the same period during 2016.
The increase in carried interest income earned from EPF II was primarily attributable to appreciation on the fund’s European commercial real estate portfolio as well as appreciation of certain of the fund’s shipping investments during the three months ended March 31, 2017. Carried interest losses with respect to EPF II during the three months ended 2016 were a result of the fund’s performance not exceeding the growth in preferred return requirements. There was minimal carried interest income earned from SVF during the three months ended March 31, 2017 as the fund went into liquidation, compared to carried interest losses earned from SVF during the three months ended March 31, 2016. Carried interest income earned from the permanent capital vehicle decreased during the three months ended March 31, 2017 as compared to the same period in 2016 as a result of a reserve taken on certain receivables during the three months ended March 31, 2017. The decrease in carried interest income earned from FCI II was primarily attributable to appreciation of the fund’s portfolio of opportunistic life asset investments as a result of a favorable increase in discount rates during the three months ended March 31, 2016 that did not recur in the current period.
Expenses
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Compensation and benefits expense decreased by $1.7 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This change was primarily attributable to a decrease in profit sharing expense of $5.5 million during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Included in profit sharing expense is $2.5 million and $16.9 million related to the Incentive Pool for the three months ended March 31, 2017 and 2016, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular quarter. The decrease in the Incentive Pool was offset by an increase related to the profit sharing expense as a result of the corresponding increase in carried interest income as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds that are generating carried interest in the period. The decrease in profit sharing expense was partially offset by an increase in salary, bonus and benefits of $3.3 million during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.
General, administrative and other increased by $1.6 million during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The change was primarily driven by an increase in professional fees and research service expenses during the three months ended March 31, 2017, as compared to the same period in 2016.
Placement fees increased by $1.1 million during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This change was primarily driven by placement fees incurred in connection with capital raising activity relating to EPF III of $1.4 million during the three months ended March 31, 2017.
Other Income
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Income from equity method increased by $5.6 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This increase was driven by increases in income from Apollo’s equity ownership interest in MidCap, COF III, AINV and EPF II of $2.3 million, $1.4 million, $1.4 million and $0.5 million, respectively, during the three months ended March 31, 2017, as compared to the same period in 2016.
Net gains from investment activities was $31.1 million for the three months ended March 31, 2017, as compared to net losses from investment activities of $52.4 million for the three months ended March 31, 2016. This change was primarily attributable to an increase in the fair value of the Company’s investment in Athene during the three months ended March 31, 2017 and an unrealized loss on the Company’s investment in Athene during the three months ended March 31, 2016 as a result of lower valuations of publicly traded comparable companies. See note 5 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene.
Net interest loss increased by $2.9 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to additional interest expense incurred during the three months ended March 31, 2017 primarily as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 9 to our condensed consolidated financial statements.
Other income, net was $0.8 million for the three months ended March 31, 2017, as compared to other loss, net of $0.4 million for the three months ended March 31, 2016. This change was primarily driven by foreign exchange gains during the three months ended March 31, 2017, compared to foreign exchange losses during the three months ended March 31, 2016.
Real Estate
The following table sets forth our segment statement of operations information and EI within our real estate segment for the three months ended March 31, 2017 and 2016. Prior period financial data has been updated to conform to the current presentation.

	For the Three Months Ended March 31,		Total Change	Percentage Change
	2017	2016
	(in thousands)
Real Estate:
Revenues:
Management fees from related parties	$16,313	$13,504	$2,809	20.8%
Advisory and transaction fees from related parties, net	739	876	(137)	(15.6)
Carried interest income (loss) from related parties:
Unrealized	2,604	(3,377)	5,981	NM
Realized	64	4,771	(4,707)	(98.7)
Total carried interest income from related parties	2,668	1,394	1,274	91.4
Total Revenues	19,720	15,774	3,946	25.0
Expenses:
Compensation and benefits:
Salary, bonus and benefits	8,370	8,684	(314)	(3.6)
Equity-based compensation	548	775	(227)	(29.3)
Profit sharing expense:
Unrealized	2,034	(1,171)	3,205	NM
Realized	26	3,628	(3,602)	(99.3)
Total profit sharing expense	2,060	2,457	(397)	(16.2)
Total compensation and benefits	10,978	11,916	(938)	(7.9)
Non-compensation expenses:
General, administrative and other	4,482	6,144	(1,662)	(27.1)
Total non-compensation expenses	4,482	6,144	(1,662)	(27.1)
Total Expenses	15,460	18,060	(2,600)	(14.4)
Other Loss:
Income from equity method investments	1,003	776	227	29.3
Net interest loss	(1,224)	(808)	(416)	51.5
Other income (loss), net	63	(29)	92	NM
Total Other Loss	(158)	(61)	(97)	159.0
Economic Income (Loss)	$4,102	$(2,347)	$6,449	NM
Revenues
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Management fees from related parties increased by $2.8 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This change was primarily attributable to increases in management fees earned with respect to ARI, Apollo Asia Real Estate Fund, L.P. (“Asia RE Fund”) and U.S. RE Fund II of $1.7 million, $0.5 million and $0.4 million, respectively, during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.

Carried interest income from related parties increased by $1.3 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This change was primarily attributable to an increase in carried interest income earned from U.S. RE Fund II of $1.8 million offset by a decrease in carried interest income earned from CPI funds in Europe of $0.6 million during the three months ended March 31, 2017, as compared to the same period during 2016. The increase in carried interest income earned from U.S. Real Estate Fund II is primarily the result of strong operating performance across many of the funds’ underlying properties and appreciation of several real estate investments during the three months ended March 31, 2017. The decrease in carried interest income earned from the CPI funds in Europe was attributable to the appreciation of the value of the underlying investments in one of the funds during the three months ended March 31, 2016 that did not recur in 2017.
Expenses
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
General, administrative and other decreased by $1.7 million during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This change was primarily attributable to a decrease in professional fees and new fund organizational expenses related to U.S. RE Fund II during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.

Summary of Combined Results
The following table is a summary of our combined segments EI for the three months ended March 31, 2017 and 2016. Prior period financial data has been updated to conform to the current presentation.

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenues:
Management fees from related parties	$252,053	$230,933
Advisory and transaction fees from related parties, net	15,067	7,999
Carried interest income (loss) from related parties:
Unrealized(1)	172,545	(170,891)
Realized	186,461	49,923
Total carried interest income (loss) from related parties	359,006	(120,968)
Total Revenues	626,126	117,964
Expenses:
Compensation and benefits:
Salary, bonus and benefits	94,721	92,370
Equity-based compensation	16,745	16,720
Profit sharing expense:
Unrealized	59,265	(67,682)
Realized	88,723	34,189
Realized: Equity-based	287	—
Profit sharing expense	148,275	(33,493)
Total compensation and benefits	259,741	75,597
Non-compensation expenses:
General, administrative and other	53,932	52,361
Placement fees	1,904	1,701
Total non-compensation expenses	55,836	54,062
Total Expenses	315,577	129,659
Other Income (Loss):
Income (loss) from equity method investments	39,214	(3,859)
Net gains (losses) from investment activities	34,490	(56,499)
Net interest loss	(11,988)	(6,891)
Other income (loss), net	18,664	(561)
Total Other Income (Loss)	80,380	(67,810)
Non-Controlling Interests	(934)	(2,385)
Economic Income (Loss)	$389,995	$(81,890)
Income tax (provision) benefit	(58,372)	8,926
Economic Net Income (Loss)	$331,623	$(72,964)

(1)
Included in unrealized carried interest income (losses) from related parties for the three months ended March 31, 2017, and 2016 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 13 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

Summary of Fee Related Earnings
The following table is a summary of Fee Related Earnings for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31,
	2017	2016
	(in thousands, except per share data)
Management Fees	$252,053	$230,933
Advisory and Transaction Fees from Related Parties, net	15,067	7,999
Carried Interest Income from Related Parties(1)	726	8,917
Salary, Bonus and Benefits	(94,721)	(92,370)
Non-compensation Expenses	(55,836)	(54,062)
Other Income (Loss) attributable to Fee Related Earnings(2)	18,120	(228)
Non-Controlling Interest	(934)	(2,385)
Fee Related Earnings	$134,475	$98,804

(1)	Represents carried interest income earned from a publicly traded business development company we manage.

(2)	Includes $17.5 million in insurance proceeds received in connection with fees and expenses relating to a legal proceeding.
Summary of Distributable Earnings
The following table is a reconciliation of Distributable Earnings per share of common and equivalents(1) to net distribution per share of common and equivalent for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31,
	2017	2016
	(in thousands, except per share data)
Distributable Earnings	$239,605	$104,755
Taxes and related payables(2)	(6,348)	(2,273)
Distributable Earnings After Taxes and Related Payables	233,257	102,482
Add back: Tax and related payables attributable to common and equivalents	4,560	2
Distributable Earnings before certain payables(3)	237,817	102,484
Percent to common and equivalents	47%	47%
Distributable Earnings before other payables attributable to common and equivalents	112,874	48,085
Less: Tax and related payables attributable to common and equivalents	(4,560)	(2)
Distributable Earnings attributable to common and equivalents	$108,314	$48,083
Distributable Earnings per share of common and equivalent(4)	$0.57	$0.25
Retained capital per share of common and equivalent(4)(5)	(0.08)	—
Net distribution per share of common and equivalent(4)	$0.49	$0.25

(1)	Common and equivalents refers to Class A shares outstanding and RSUs that participate in distributions.

(2)	Represents the estimated current corporate, local and non-U.S. taxes as well as the payable under Apollo’s tax receivable agreement.

(3)	Distributable earnings before certain payables represents Distributable Earnings before the deduction for the estimated current corporate taxes and the payable under Apollo’s tax receivable agreement.

(4)
Per share calculations are based on end of period Distributable Earnings Shares Outstanding, which consists of total Class A shares outstanding and RSUs that participate in distributions (collectively referred to as “common & equivalents”).

(5)	Retained capital is withheld pro-rata from common and equivalent holders and AOG Unit holders.

Summary of Non-U.S. GAAP Measures
The table below sets forth a reconciliation of net income attributable Apollo Global Management, LLC to our non-U.S. GAAP performance measures for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Net Income (Loss) Attributable to Apollo Global Management, LLC	$145,196	$(32,828)
Net income attributable to Non-Controlling Interests in consolidated entities	3,384	2,035
Net income (loss) attributable to Non-Controlling Interests in the Apollo Operating Group	206,450	(43,768)
Net Income (Loss)	$355,030	$(74,561)
Income tax provision (benefit)	39,161	(5,147)
Income (Loss) Before Income Tax Provision (Benefit)	$394,191	$(79,708)
Transaction-related charges and equity-based compensation	(812)	(147)
Net income attributable to Non-Controlling Interests in consolidated entities	(3,384)	(2,035)
Economic Income (Loss)	$389,995	$(81,890)
Income tax (provision) benefit on Economic Income (Loss)	(58,372)	8,926
Economic Net Income (Loss)	$331,623	$(72,964)
Income tax provision (benefit) on Economic Income (Loss)	58,372	(8,926)
Carried interest (income) loss from related parties(1)	(358,280)	129,885
Profit sharing expense	148,275	(33,493)
Equity-based compensation(2)	16,745	16,720
(Income) loss from equity method investments	(39,214)	3,859
Net (gains) losses from investment activities	(34,490)	56,499
Net interest loss	11,988	6,891
Other	(544)	333
Fee Related Earnings	$134,475	$98,804
Depreciation, amortization and other, net	2,513	2,581
Fee Related EBITDA	$136,988	$101,385
Net realized carried interest income(1)	97,012	6,817
Fee Related EBITDA + 100% of Net Realized Carried Interest	$234,000	$108,202
Non-cash revenues	(843)	(842)
Realized income from equity method investments	18,436	4,349
Net interest loss	(11,988)	(6,891)
Other	—	(63)
Distributable Earnings	$239,605	$104,755
Taxes and related payables	(6,348)	(2,273)
Distributable Earnings After Taxes and Related Payables	$233,257	$102,482

(1)	Excludes carried interest income from a publicly traded business development company we manage.

(2)	Includes equity-based compensation related to RSUs (excluding RSUs granted in connection with the 2007 private placement), share options and restricted share awards.

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
Cash Flows
Significant amounts from our condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 are summarized and discussed within the table and corresponding commentary below:

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Operating Activities	$204,834	$124,194
Investing Activities	(12,882)	(56,999)
Financing Activities	86,482	(135,114)
Net Increase (Decrease) in Cash and Cash Equivalents	$278,434	$(67,919)
Operating Activities
Our net cash provided by operating activities was $204.8 million and $124.2 million during the three months ended March 31, 2017 and 2016, respectively. These amounts were primarily driven by:

•
net income (loss) of $355.0 million and $(74.6) million during the three months ended March 31, 2017 and 2016, respectively, as well as non-cash adjustments, net of $(14.7) million and $76.4 million, respectively;

•
a net (increase) decrease in our carried interest receivable of $(168.7) million and $153.5 million during the three months ended March 31, 2017 and 2016, respectively, due to a change in the fair value of our funds that generate carried interest of $327.0 million and $(116.2) million during the three months ended March 31, 2017 and 2016, respectively, offset by fund distributions to the Company of $163.2 million and $37.3 million during the three months ended March 31, 2017 and 2016, respectively;

•
purchases of investments held by consolidated VIEs in the amount of $187.6 million and $119.0 million, offset by proceeds from sales of investments held by consolidated VIEs in the amount of $120.9 million and $117.7 million during the three months ended March 31, 2017 and 2016, respectively;

•
a net increase (decrease) in changes to other assets and other liabilities of consolidated VIEs in the amount of $49.9 million and $(7.0) million during the three months ended March 31, 2017 and 2016, respectively;

•	a net (decrease) increase in due from and due to related parties in the amount of $(45.8) million and $12.5 million during the three months ended March 31, 2017 and 2016, respectively;

•	a net increase (decrease) in accrued compensation and benefits in the amount of $1.5 million and $(6.8) million during the three months ended March 31, 2017 and 2016, respectively;

•
a net increase (decrease) in our profit sharing payable of $103.3 million and $(32.7) million during the three months ended March 31, 2017 and 2016, respectively, due to profit sharing expense of $134.6 million and $(23.4) million during the three months ended March 31, 2017 and 2016, respectively, offset by payments of $50.1 million and $14.1 million during the three months ended March 31, 2017 and 2016, respectively; and

•	a (decrease) increase in cash held at consolidated VIEs of $(14.7) million and $23.6 million during the three months ended March 31, 2017 and 2016, respectively.
Investing Activities
Our net cash used in investing activities was $(12.9) million and $(57.0) million during the three months ended March 31, 2017 and 2016, respectively. These amounts were primarily driven by:

•	net cash contributions to our equity method investments of $23.8 million and $32.2 million during the three months ended March 31, 2017 and 2016, respectively;

•	issuance of related party loans of $5.4 million during the three months ended March 31,2017;

•	repayment of related party loans of $17.7 million during the three months ended March 31,2017; and

•	purchases of investments in the amount of $24.6 million during the three months ended March 31,2016.
Financing Activities
Our net cash provided by (used in) financing activities was $86.5 million and $(135.1) million during the three months ended March 31, 2017 and 2016, respectively. These amounts were primarily driven by:

•	cash received, net of issuance costs, in connection with the issuance of Preferred shares of $264.7 million during the three months ended March 31, 2017;

•	cash distributions paid to our Class A shareholders of $87.1 million and $53.6 million, during the three months ended March 31, 2017 and 2016, respectively;

•	cash distributions paid to the Non-Controlling Interest holders in the Apollo Operating Group of $97.0 million and $60.5 million during the three months ended March 31, 2017 and 2016, respectively;

•	cash contributions from Non-Controlling Interest holders in consolidated VIEs of $28.6 million during the three months ended March 31, 2017;

•	cash used for purchases of Class A shares of $0.2 million and $12.9 million during the three months ended March 31, 2017 and 2016, respectively;

•	net distributions related to issuances of Class A shares in settlement of RSUs of $20.6 million and $22.0 million during the three months ended March 31, 2017 and 2016, respectively; and

•	issuance of debt of $18.4 million during the three months ended March 31, 2016.
Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, see note 13 to the condensed consolidated financial statements for information regarding the quarterly distributions which were made at the sole discretion of the Company’s manager during 2017 and 2016.

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
As of March 31, 2017, Fund VII’s and Fund VI’s remaining investments and escrow cash were valued at 107% and 86% of the fund’s unreturned capital, respectively, which was below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation.
On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with CalPERS. The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. As of March 31, 2017, the Company had reduced fees charged to CalPERS on the funds it manages by approximately $104.5 million.
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
In February 2016, Apollo adopted a plan to repurchase up to $250 million in the aggregate of its Class A shares, including up to $150 million in the aggregate of its outstanding Class A shares through a share repurchase program and up to $100 million through a reduction of Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the 2007 Equity Plan, which we refer to as net share settlement.  Under the share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. See note 12 to the condensed consolidated financial statements for further information regarding the Company’s share repurchase program and net share settlement during the three months ended March 31, 2017 and 2016.
On March 11, 2016, it was announced that Apollo intended to embark on a program to purchase $50 million of AINV’s common stock, subject to certain regulatory approvals. Under the program, shares may be purchased from time to time in open market transactions and in accordance with applicable law. As of March 31, 2017, Apollo had purchased approximately 871 thousand shares, or approximately $4.9 million of AINV’s common stock.
On April 14, 2017, Apollo made an unfunded commitment to AGER Bermuda Holding Ltd. (“AGER”), a strategic platform established by Apollo and Athene to acquire or reinsure blocks of insurance business in the German and broader European life insurance market. The unfunded commitment of €125 million to purchase new Class B-1 equity interests in AGER during the commitment period may be reduced to the extent that certain employees, officers, directors and advisors of the Company, AGER, Apollo and/or their respective affiliates hereafter commit to purchase from AGER more than €25 million of new equity interests in AGER.  Apollo further committed to purchase new Class C-1 equity interests in AGER on the closing date that represent a profits interest in AGER which, upon meeting certain vesting triggers, will be convertible by Apollo into additional Class B-1 equity interests in AGER. Apollo and Athene will be minority investors in AGER and long term strategic partners with aggregate voting powers of 35% and 10%, respectively.
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
The Company has future debt obligations. See note 9 to the condensed consolidated financial statements for further information regarding the Company’s debt arrangements.
On March 7, 2017, Apollo issued 11,000,000 6.375% Series A Preferred shares (the “Preferred shares”) for gross proceeds of $275.0 million, or $264.7 million net of issuance costs. See note 12 to the condensed consolidated financial statements for further information regarding the Company’s Preferred shares.
On April 28, 2017, the Company declared a cash distribution of $0.49 per Class A share, which will be paid on May 31, 2017 to holders of record on May 19, 2017. Also, the Company declared a cash distribution of $0.433854 per Preferred share, which will be paid on June 15, 2017 to holders of record on June 1, 2017.
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
As of March 31, 2017, AAM managed $68.2 billion of AUM in the Athene Accounts on which the Company earns a gross management fee of 0.40% per annum with certain limited exceptions.
On March 15, 2017, the Company and Athene announced an agreement to amend certain fee arrangements relating to investment management fees and sub-advisory fees that are paid by Athene to the Company. More specifically, the Company and Athene have agreed to enter into a revised fee agreement, which provides for, among other things, a fee of 0.30% per year (reduced from 0.40% per year) on all assets that the Company manages in accounts owned by Athene in the U.S. and Bermuda or in accounts supporting reinsurance ceded to U.S. and Bermuda subsidiaries of Athene Holding by third-party insurers (the “North American Accounts”) in excess of $65.846 billion (the level of assets in the North America Accounts as of December 31, 2016). The Company’s fee on the first $65.846 billion of assets in the North America Accounts remains 0.40% per year, subject to certain discounts and exceptions.
In addition, the Company and Athene also agreed to amend the sub-advisory agreements they have in place whereby, with limited exceptions, the Company will earn 0.40% per year on all assets in the North American Accounts explicitly sub-advised by the Company up to $10 billion, 0.35% per year on all assets in such accounts explicitly sub-advised by the Company in excess of $10 billion up to $12.4 billion (the level of fee-paying sub-advised assets in the North American Accounts at December 31, 2016), 0.40% per year on all assets in such accounts explicitly sub-advised by the Company in excess of $12.4 billion up to $16 billion and 0.35% per year on all assets in such accounts explicitly sub-advised by the Company in excess of $16 billion.
The amendments to the investment management fees and sub-advisory fees are subject to the approval by Athene Holding’s shareholders at its 2017 annual general meeting of shareholders of certain Athene Holding bye-law amendments relating to the term and termination of the investment management agreements between the Company and Athene. However, upon such shareholder approval, the amendments to the investment management fees and sub-advisory fees will be effective retroactive to January 1, 2017.
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

Investment Advisory Agreement - AAME
Apollo, through AAME, provides investment advisory services to Athene and receives a gross fee of 0.10% per annum on the Athene assets it advises. As of March 31, 2017, AAME provided investment advisory services with respect to $4.9 billion of AUM in the Athene Accounts, of which $0.5 billion is sub-advised by the Company.

Sub-Advisory Agreement and Fund Investments
Apollo provides sub-advisory services with respect to a portion of the assets in the Athene Accounts, pursuant to a master sub-advisory agreement among AAM and certain other Apollo subsidiaries. In addition from time to time, Athene also invests in funds and investment vehicles that Apollo manages. The Company broadly refers to “Athene Sub-Advised” AUM as those assets in the Athene Accounts which the Company explicitly sub-advises as well as those assets in the Athene Accounts which are invested directly in funds and investment vehicles Apollo manages (“Athene Assets Directly Invested”). As of March 31, 2017, the Athene Sub-Advised AUM totaled $16.4 billion, of which $2.8 billion was Athene Assets Directly Invested.
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
The Company refers to the portion of the AUM in the Athene Accounts that is not Athene Sub-Advised AUM as “Athene Non-Sub-Advised” AUM. Accordingly, as of March 31, 2017, Athene Non-Sub-Advised AUM totaled $56.7 billion, which includes $4.4 billion of Athene AUM for which AAME provides investment advisory services. Apollo incurs all expenses associated with its provision of services to Athene.
In connection with the Athene Private Placement, Athene Holding amended its registration rights agreement to provide (i) investors who are party to such agreement, including AAA Investments, the potential opportunity for liquidity on their shares of Athene Holding through sales in registered public offerings over a 15 month period beginning on the date of Athene Holding’s initial public offering (the “Athene IPO”) and (ii) Athene Holding the right to cause certain investors who are party to the registration rights agreement to include in such offerings a certain percentage of their common shares of Athene Holding subject to the terms and conditions set forth in the agreement. However, pursuant to the registration rights agreement, any shares of Athene Holding held by Apollo (other than shares distributed to AAA in payment of carried interest to be sold for cash) will not be subject to such arrangements and instead will be subject to a lock-up period of two years following the effective date of the registration statement relating to the Athene IPO, but Athene Holding will not have the right to cause any shares owned by Apollo to be included in the Athene IPO or any follow-on offering. Apollo may elect to receive payment of carried interest in cash or in common shares of Athene Holding (valued at the then fair market value); and if Apollo elects to receive payment of such carried interest in cash, then common shares of Athene Holding shall be distributed to Apollo and immediately sold by Apollo to pay for such carried interest in cash. On March 16, 2017, AAA announced a conditional distribution of freely tradeable common shares of Athene to its unitholders. The distribution was conditioned upon the pricing of an underwritten follow-on secondary offering of Class A common shares of Athene Holding. On March 28, 2017, Athene announced the base follow-on offering size of 27.5 million shares of Athene Holding at a price of $48.50 per share, which was subsequently increased to 31.6 million shares of Athene Holding after the underwriters’ exercise of a 15% over-allotment option. The follow-on offering successfully closed on April 3, 2017.

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
Certain of our funds may also enter into foreign currency exchange contracts, total return swap contracts, credit default swap contracts, and other derivative contracts, which may include options, caps, collars and floors. Foreign currency exchange contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. If securities are held at the end of this period, the changes in value are recorded in income as unrealized gains or losses. Realized gains or losses are recognized when contracts are settled. Derivative contracts such as total return swaps and credit default swaps are recorded at fair value as an asset or liability, with changes in fair value recorded as unrealized appreciation or depreciation. Realized gains or losses are recognized at the termination of the contract based on the difference between the close-out price of the total return or credit default swap contract and the original contract price. Forward contracts are valued based on market rates obtained from counterparties or prices obtained from recognized financial data service providers.
The fair values of the investments in our funds can be impacted by changes to the assumptions used in the underlying valuation models. For further discussion on the impact of changes to valuation assumptions see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Sensitivity” in our 2016 Annual Report. There have been no material changes to the valuation approaches utilized during the periods that our financial results are presented in this report.
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
Fair Value Option. Apollo has elected the fair value option for the Company’s investment in Athene Holding, the assets and liabilities of certain of its consolidated VIEs (including CLOs) and the Company’s investments in its unconsolidated CLOs. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by the consolidated VIEs that otherwise would not have been carried at fair value. See notes 3, 4, and 5 for further disclosure on the investments in Athene Holding and financial instruments of the consolidated VIEs for which the fair value option has been elected.
Equity-Based Compensation. Equity-based compensation is accounted for in accordance with U.S. GAAP, which requires that the cost of employee services received in exchange for an award is generally measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are recognized over the relevant service period. As discussed in note 2, in connection with the adoption of new share-based payment guidance during the quarter ended March 31, 2017, the Company made an accounting policy election to no longer estimate forfeitures in determining the number of equity-based awards that are expected to vest. Under the Company’s new policy, which was applied prospectively as of January 1, 2017, forfeitures are accounted for when they occur. Apollo’s equity-based awards consist of, or provide rights with respect to, AOG Units, RSUs, share options, restricted shares, AHL Awards and other equity-based compensation awards. For more information regarding Apollo’s equity-based compensation awards, see note 11 to our condensed consolidated financial statements. The Company’s assumptions made to determine the fair value on grant date are embodied in the calculations of compensation expense.
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
We utilize the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting distributions on Plan Grant RSUs. There were no Plan Grants awarded during the three months ended March 31, 2016 and no Bonus Grants awarded during the three months ended March 31, 2017 and 2016. The weighted average for the inputs utilized for the shares granted during the three months ended March 31, 2017 are presented in the table below for Plan Grants:

For the Three Months Ended March 31, 2017
Distribution Yield(1)	6.5%
Cost of Equity Capital Rate(2)	11.3%

(1)
Calculated based on the historical distributions paid during the twelve months ended March 31, 2017 and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.

(2)
Assumes a discount rate that was equivalent to the opportunity cost of foregoing distributions on unvested Plan Grant RSUs as of the valuation date, based on the Capital Asset Pricing Model (“CAPM”). CAPM is a commonly used mathematical model for developing expected returns.

The following table summarizes the weighted average discounts for Plan Grants for the three months ended March 31, 2017:

For the Three Months Ended March 31, 2017
Plan Grants:
Discount for the lack of distributions until vested(1)	11.0%

(1)	Based on the present value of a growing annuity calculation.
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
The inputs utilized in the Finnerty Model are (i) length of holding period, (ii) volatility and (iii) distribution yield. The weighted average for the inputs utilized for the shares granted during the three months ended March 31, 2017 are presented in the table below for Plan Grants:

For the Three Months Ended March 31, 2017
Plan Grants:
Holding Period Restriction (in years)	0.2
Volatility(1)	20.0%
Distribution Yield(2)	6.5%

(1)	The Company determined the expected volatility based on the volatility of the Company’s Class A share price as of the grant date with consideration to comparable companies.

(2)
Calculated based on the historical distributions paid during the twelve months ended March 31, 2017 and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.

The following table summarizes the weighted average marketability discounts for Plan Grants for the three months ended March 31, 2017:

For the Three Months Ended March 31, 2017
Plan Grants:
Marketability discount for transfer restrictions(1)	2.0%

(1)	Based on the Finnerty Model calculation.
Bonus Grants constitute a component of the discretionary annual compensation awarded to certain of our professionals. During 2016, the Company increased the default portion of annual compensation to be awarded as a discretionary Bonus Grant relative to the portion awarded in previous years. The increase in the proportion of discretionary annual compensation awarded as a Bonus Grant will be offset by a decrease in discretionary annual cash bonuses. These changes are intended to further align the interests of Apollo’s employees and stakeholders and strengthen the long-term commitment of our partners and employees.
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
Contractual Obligations, Commitments and Contingencies
As of March 31, 2017, the Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2017	2018	2019	2020	2021	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$26,283	$31,075	$30,255	$13,523	$4,622	$6,876	$112,634
Other long-term obligations(2)	19,290	5,948	2,935	1,365	1,365	1,365	32,268
2013 AMH Credit Facilities - Term Facility(3)	5,123	6,830	6,830	6,830	300,342	—	325,955
2013 AMH Credit Facilities - Revolver Facility(4)	469	625	625	625	8	—	2,352
2024 Senior Notes (5)	15,000	20,000	20,000	20,000	20,000	548,333	643,333
2026 Senior Notes (6)	16,500	22,000	22,000	22,000	22,000	596,983	701,483
2014 AMI Term Facility I	219	293	293	293	14,872	—	15,970
2014 AMI Term Facility II	217	289	16,789	—	—	—	17,295
2016 AMI Term Facility I	237	316	316	316	18,095	—	19,280
2016 AMI Term Facility II	212	282	282	282	14,238	—	15,296
Obligations as of March 31, 2017	$83,550	$87,658	$100,325	$65,234	$395,542	$1,153,557	$1,885,866

(1)	The Company has entered into sublease agreements and is expected to contractually receive approximately $0.5 million over the life of the agreements.

(2)
Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(3)
$300 million of the outstanding Term Facility matures in January 2021. The interest rate on the $300 million Term Facility as of March 31, 2017 was 2.28%. See note 9 of the condensed consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(4)
The commitment fee as of March 31, 2017 on the $500 million undrawn Revolver Facility was 0.125%. See note 9 of the condensed consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(5)
$500 million of the 2024 Senior Notes matures in May 2024. The interest rate on the 2024 Senior Notes as of March 31, 2017 was 4.00%. See note 9 of the condensed consolidated financial statements for further discussion of the 2024 Senior Notes.

(6)
$500 million of the 2026 Senior Notes matures in May 2026. The interest rate on the 2026 Senior Notes as of March 31, 2017 was 4.40%. See note 9 of the condensed consolidated financial statements for further discussion of the 2026 Senior Notes.

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

(iii)
In connection with the Stone Tower acquisition, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs and strategic investment accounts. This contingent consideration liability is remeasured to fair value at each reporting period until the obligations are satisfied. See note 14 to the condensed consolidated financial statements for further information regarding the contingent consideration liability.

(iv)	Commitments from certain of our subsidiaries to contribute to the funds we manage and certain related parties.

Commitments
Certain of our management companies and general partners are committed to contribute to the funds we manage and certain related parties. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our related parties, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its related parties, the percentage of total fund commitments of Apollo and its related parties, the commitment and remaining commitment amounts of Apollo only (excluding related parties), and the percentage of total fund commitments of Apollo only (excluding related parties) for each private equity, credit and real estate fund as of March 31, 2017 as follows ($ in millions):

Fund	Apollo and Related Party Commitments		% of Total Fund Commitments	Apollo Only (Excluding Related Party) Commitments	Apollo Only (Excluding Related Party) % of Total Fund Commitments	Apollo and Related Party Remaining Commitments	Apollo Only (Excluding Related Party) Remaining Commitments
Private Equity:
Fund VIII	$1,543.5		8.40%	$396.5	2.16%	$630.2	$164.0
Fund VII	467.2		3.18	178.1	1.21	74.4	28.0
Fund VI	246.3		2.43	6.1	0.06	9.7	0.2
Fund V	100.0		2.67	0.5	0.01	6.2	—
Fund IV	100.0		2.78	0.2	0.01	0.5	—
AION	151.5		18.34	50.0	6.05	89.7	29.2
ANRP I	426.1		32.21	10.1	0.76	97.4	2.1
ANRP II	581.2		16.83	48.0	1.39	430.5	40.1
A.A. Mortgage Opportunities, L.P.	425.0		84.46	—	—	—	—
Apollo Rose, L.P.	299.1		100.00	—	—	134.8	—
Champ, L.P.	110.0		100.00	17.6	16	11.2	1.9
Apollo Royalties Management, LLC	108.6		100.00	—	—	—	—
Other Private Equity	110.5		Various	10.5	Various	63.7	6.1
Credit:
Apollo Credit Opportunity Fund III, L.P. (“COF III”)	358.1		10.45	83.1	2.43	81.1	19.3
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	30.5		1.93	23.4	1.48	0.8	0.6
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	449.2		30.25	29.7	2.00	237.1	4.2
Apollo European Principal Finance Fund III, L.P. (“EPF III”)(2)	491.4		17.85	66.4	2.41	491.4	66.4
Apollo European Principal Finance Fund II, L.P. (“EPF II”)(2)	409.6		12.08	63.4	1.87	111.8	20.7
Apollo European Principal Finance Fund, L.P. (“EPF I”)(2)	286.3		20.75	18.9	1.37	46.6	4.3
Financial Credit Investment II, L.P. (“FCI II”)	244.6		15.73	—	—	80.9	—
Financial Credit Investment I, L.P. (“FCI I”)	95.3		17.05	—	—	60.5	—
Apollo Structured Credit Recovery Master Fund III, L.P. (“SCRF III”)	230.2		18.59	3.6	0.29	91.4	1.4
Apollo Structured Credit Recovery Master Fund II, Ltd. (“SCRF II”)	7.8		7.47	—	—	—	—
MidCap	1,672.6		80.23	110.9	5.32	229.0	31.0
Apollo Moultrie Credit Fund, L.P.	400.0		100.00	—	—	255.0	—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	300.0		100.00	—	—	—	—
Apollo Asia Private Credit Fund, L.P. (“APC”)	158.5		69.06	0.1	0.04	—	—
Apollo Energy Opportunity Fund, L.P. (“AEOF”)	125.5		12.01	25.5	2.44	94.7	19.2
Other Credit	380.8		Various	208.2	Various	271.9	112.8
Real Estate:
U.S. RE Fund II	377.5		49.01	7.6	0.99	179.3	3.7
U.S. RE Fund I	434.2	(1)	66.85	16.4	2.53	125.9	2.9
CPI Capital Partners North America, L.P.	7.6		1.27	2.1	0.35	0.6	0.2
CPI Capital Partners Europe, L.P.(2)	5.8		0.47	—	—	0.4	—
CPI Capital Partners Asia Pacific, L.P.	6.9		0.53	0.5	0.04	0.1	—
Apollo Asia Real Estate Fund, L.P.	206.9		73.39	6.9	2.44	205.4	6.9
Other Real Estate	98.7		Various	1.7	Various	12.3	0.3
Other:
Apollo SPN Investments I, L.P.	27.4		0.68	27.4	0.68	23.0	23.0
Total	$11,474.4			$1,413.4		$4,147.5	$588.5

(1)
Figures for U.S. RE Fund I include base, additional, and co-investment commitments. A co-investment vehicle within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.26 as of March 31, 2017.

(2)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.07 as of March 31, 2017.

On April 30, 2015, Apollo entered into the AAA Investments Credit Agreement (see note 13 for further disclosure regarding this facility). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR plus 1.5%. The Company receives an annual commitment fee of 0.125% on the unused portion of the loan. As of March 31, 2017 and December 31, 2016, $4.0 million had been advanced by the Company and remained outstanding on the AAA Investments Credit Agreement.
The 2013 AMH Credit Facilities, 2024 Senior Notes and 2026 Senior Notes will have future impacts on our cash uses. See note 9 of our condensed consolidated financial statements for information regarding the Company’s debt arrangements.
Contingent Obligations—Carried interest income with respect to private equity funds and certain credit and real estate funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. See note 14 to our condensed consolidated financial statements for a description of our contingent obligations.

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
Certain of our funds hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize our risk exposure by limiting the counterparties with which our funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. As of March 31, 2017, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.
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
See note 14 to our condensed consolidated financial statements for a summary of the Company’s legal proceedings.
ITEM 1A.    RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our 2016 Annual Report, which is accessible on the Securities and Exchange Commission's website at www.sec.gov. There have been no material changes to the risk factors for the three months ended March 31, 2017.
The risks described in our 2016 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES
On February 7, 2017 and February 10, 2017, we issued 1,683,662 and 136 Class A shares, respectively, net of taxes to Apollo Management Holdings, L.P., a subsidiary of Apollo Global Management, LLC, in connection with issuances of shares to participants in the Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Equity Plan”) for an aggregate purchase price of $37.3 million and $3.0 thousand, respectively. The issuance was exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our Class A shares made by us or on our behalf during the fiscal quarter ended March 31, 2017.

Period	Total Number of Class A Shares Purchased(1)	Average Price Paid per Share
January 1, 2017 through January 31, 2017	—	$—
February 1, 2017 through February 28, 2017	—	—
March 1, 2017 through March 31, 2017	6,612	22.79
Total	6,612

(1)
During the fiscal quarter ended March 31, 2017, we repurchased a number of our Class A shares equal to the number of Class A restricted shares issued under our equity incentive plan during the quarter. All such repurchases were made in open-market transactions not pursuant to a publicly-announced repurchase plan or program.

In February 2016, the Company announced its adoption of a program to repurchase up to $250 million in the aggregate of its Class A shares, including up to $150 million in the aggregate of its outstanding Class A shares through a share repurchase program and up to $100 million through a reduction of Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the 2007 Equity Plan, which we refer to as net share settlement. Under the share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. The Company expects that the share repurchase program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase Class A shares. The share repurchase program does not require the Company to repurchase any specific number of Class A shares, and the share repurchase program may be suspended, extended, modified or discontinued at any time. Reductions of Class A shares issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the 2007 Equity Plan are not included in the table. There were no share repurchases made as part of the share repurchase program during the three months ended March 31, 2017, and as of March 31, 2017, the approximate dollar value of Class A shares that may be purchased under the program is $137.1 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1	Certificate of Formation of Apollo Global Management, LLC (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

3.2
Second Amended and Restated Limited Liability Company Agreement of Apollo Global Management, LLC dated March 7, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 7, 2017 (File No. 001-35107)).

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

*4.8
Fifth Supplemental Indenture dated as of April 13, 2017, among Apollo Management Holdings, L.P., the Guarantors party thereto, Apollo Principal Holdings XII, L.P. and Wells Fargo Bank, National Association, as trustee.

4.9
Form of 6.375% Series A Preferred Shares Certificate (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 7, 2017 (File No. 001-35107)).

Exhibit Number	Exhibit Description

10.1
Amended and Restated Limited Liability Company Operating Agreement of AGM Management, LLC dated as of July 10, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

*10.2	Fourth Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings I, L.P. dated as of March 7, 2017.

*10.3	Fourth Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings II, L.P. dated as of March 7, 2017.

*10.4	Fourth Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings III, L.P. dated as of March 7, 2017.

*10.5	Fourth Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings IV, L.P. dated as of March 7, 2017.

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

*10.9
Fifth Amended and Restated Exchange Agreement, dated as of April 28, 2017, by and among Apollo Global Management, LLC, Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., Apollo Principal Holdings XI, LLC, Apollo Principal Holdings XII, L.P., AMH Holdings (Cayman), L.P. and the Apollo Principal Holders (as defined therein) from time to time party thereto.

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

10.11	Employment Agreement with Leon D. Black dated January 4, 2017 (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the period ended December 31, 2016 (File No. 001-35107)).

Exhibit Number	Exhibit Description

10.12	Employment Agreement with Marc J. Rowan dated January 4, 2017 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the period ended December 31, 2016 (File No. 001-35107)).

10.13	Employment Agreement with Joshua J. Harris dated January 4, 2017 (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K for the period ended December 31, 2016 (File No. 001-35107)).

*10.14	Third Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings V, L.P. dated as of March 7, 2017.

*10.15	Third Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings VI, L.P. dated as of March 7, 2017.

*10.16	Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings VII, L.P. dated as of March 7, 2017.

*10.17	Third Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings VIII, L.P. dated as of March 7, 2017.

*10.18	Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings IX, L.P. dated as of March 7, 2017.

*10.19	Second Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings X, L.P. dated as of March 7, 2017.

*10.20	Second Amended and Restated Limited Liability Company Agreement of Apollo Principal Holdings XI, LLC dated as of March 7, 2017.

*10.21	Second Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings XII, L.P. dated as of March 7, 2017.

10.22
Fourth Amended and Restated Limited Partnership Agreement of Apollo Management Holdings, L.P. dated as of October 30, 2012 (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-Q for the period ended March 31, 2013 (File No. 001-35107)).

10.23
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

10.24
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

10.25
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

*10.26
Joinder, dated as of May 3, 2017, to the Shareholders Agreement, dated as of July 13, 2007, as amended by the First Amendment and Joinder dated as of August 18, 2009, by and among Apollo Global Management, LLC, AP Professional Holdings, L.P., BRH Holdings, L.P., Black Family Partners, L.P., MJR Foundation LLC, MJH Partners, L.P., Leon D. Black, Marc J. Rowan and Joshua J. Harris, and, solely in connection with Article VII of the Agreement, APO Corp., APO Asset Co., LLC, APO (FC), LLC, Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P. and Apollo Management Holdings, L.P. and as supplemented by the Joinder dated as of May 5, 2016, by and among Apollo Principal Holdings X, L.P., AMH Holdings (Cayman), L.P., Apollo Principal Holdings XI, LLC, APO (FC II), LLC and APO UK (FC), Limited.

10.27	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

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

+10.33
Form of Share Award Grant Notice and Share Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Retired Partners) (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.34	Apollo Management Companies AAA Unit Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.35
Non-Qualified Share Option Agreement pursuant to the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan with Marc Spilker dated December 2, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.36	Amended Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the period ended March 31, 2014 (File No. 001-35107)).

+10.37	Employment Agreement with Martin Kelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

*10.38	Third Amended and Restated Exempted Limited Partnership Agreement of AMH Holdings (Cayman), L.P., dated March 7, 2017.

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

10.51
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

*10.52
Guarantor Joinder Agreement, dated as of April 13, 2017, by Apollo Principal Holdings XII, L.P. to the Credit Agreement, dated as of December 18, 2013, as supplemented and as amended by Amendment No. 1 to the Credit Agreement dated as of March 11, 2016, among Apollo Management Holdings, L.P., as the Term Facility Borrower and a Revolving Facility Borrower, the other Revolving Facility Borrowers thereto, the existing guarantors party thereto, the lenders party thereto from time to time, the issuing banks party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent.

Exhibit Number	Exhibit Description

+10.53
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

+10.55
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

+10.59
Second Amended and Restated Agreement of Limited Partnership of Apollo Credit Opportunity Advisors III (APO FC), L.P., dated as of December 18, 2014 (incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

+10.60
Form of Award Letter under Second Amended and Restated Agreement of Limited Partnership of Apollo Credit Opportunity Advisors III (APO FC), L.P. (incorporated by reference to Exhibit 10.57 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

*+10.61	Amended and Restated Agreement of Limited Partnership of Apollo Global Carry Pool Aggregator, L.P., dated May 4, 2017 and effective as of July 1, 2016.

*+10.62	Form of Award Agreement for Apollo Global Carry Pool Aggregator, L.P.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*101.INS	XBRL Instance Document

Exhibit Number	Exhibit Description

*101.SCH	XBRL Taxonomy Extension Scheme Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

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

Apollo Global Management, LLC
(Registrant)

Date: May 5, 2017	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)