Form 10-Q
period 2017-06-30
Apollo Global Management LLC
filed 2017-08-09
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017 OR

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

☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of August 7, 2017 there were 193,912,759 Class A shares and 1 Class B share outstanding.

Forward-Looking Statements
This quarterly report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this quarterly report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to our dependence on certain key personnel, our ability to raise new private equity, credit or real assets funds, market conditions generally, our ability to manage our growth, fund performance, changes in our regulatory environment and tax status, the variability of our revenues, net income and cash flow, our use of leverage to finance our businesses and investments by our funds and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in the Company’s
Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on February 13, 2017 (the “2016 Annual Report”); as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.
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

(iii)
the gross asset value or net asset value of the real assets funds, partnerships and accounts we manage, and the structured portfolio company investments of the funds, partnerships and accounts we manage or advise, which includes the leverage used by such structured portfolio company investments;

(iv)	the incremental value associated with the reinsurance investments of the portfolio company assets we manage or advise; and

(v)
the fair value of any other assets that we manage or advise for the funds, partnerships and accounts to which we provide investment management or advisory services, plus unused credit facilities, including capital commitments to such funds, partnerships and accounts for investments that may require pre-qualification or other conditions before investment plus any other capital commitments to such funds, partnerships and accounts available for investment that are not otherwise included in the clauses above.

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
“capital deployed” or “deployment” is the aggregate amount of capital that has been invested during a given period (which may, in certain cases, include leverage) by (i) our drawdown funds, (ii) SIAs that have a defined maturity date and (iii) funds and SIAs in our real assets debt strategy;
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
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on June 30, 2017 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, carried interest and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
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
“gross IRR” of a real assets fund represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on June 30, 2017 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, carried interest, and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
“gross return” of a credit or real assets fund is the monthly or quarterly time-weighted return that is equal to the percentage change in the value of a fund’s portfolio, adjusted for all contributions and withdrawals (cash flows) before the effects of management fees, incentive fees allocated to the general partner, or other fees and expenses. Returns of Athene sub-advised portfolios and CLOs represent the gross returns on invested assets, which exclude cash. Returns over multiple periods are calculated by geometrically linking each period’s return over time;
“Holdings” means AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership through which our Managing Partners and Contributing Partners indirectly beneficially own their interests in the Apollo Operating Group units;

“inflows” represents (i) at the individual segment level, subscriptions, commitments, and other increases in available capital, such as acquisitions or leverage, net of inter-segment transfers, and (ii) on an aggregate basis, the sum of inflows across the private equity, credit and real assets segments;
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
“net IRR” of a real assets fund represents the cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of June 30, 2017 or other date specified is paid to investors), excluding certain non-fee and non-carry bearing parties, and the return is annualized and compounded after management fees, carried interest, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
“net return” of a credit or real assets fund represents the gross return after management fees, incentive fees allocated to the general partner, or other fees and expenses. Returns of Athene sub-advised portfolios and CLOs represent the gross or net returns on invested assets, which exclude cash. Returns over multiple periods are calculated by geometrically linking each period’s return over time;
“our manager” means AGM Management, LLC, a Delaware limited liability company that is controlled by our Managing Partners;
“permanent capital vehicles” refers to (a) assets that are owned by or related to Athene (“ATH”) or AGER Bermuda Holding Ltd. (“AGER”), (b) assets that are owned by or related to MidCap FinCo Designated Activity Company (“MidCap”) and managed by Apollo, (c) assets of publicly traded vehicles managed by Apollo such as Apollo Investment Corporation (“AINV”), Apollo Commercial Real Estate Finance, Inc. (“ARI”), Apollo Tactical Income Fund Inc. (“AIF”), and Apollo Senior Floating Rate Fund Inc. (“AFT”), in each case that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law and (d) a non-traded business development company sub-advised by Apollo. The investment management agreements of AINV, AIF and AFT have one year terms, are reviewed annually and remain in effect only if approved by the boards of directors of such companies or by the affirmative vote of the holders of a majority of the outstanding voting shares of such companies, including in either case, approval by a majority of the directors who are not “interested persons” as defined in the Investment Company Act of 1940. In addition, the investment management agreements of AINV, AIF and AFT may be terminated in certain circumstances upon 60 days’ written notice. The investment management agreement of ARI has a one year term and is reviewed annually by ARI’s board of directors and may be terminated under certain circumstances by an affirmative vote of at least two-thirds of ARI’s independent directors. The investment management or advisory arrangements between MidCap and Apollo and Athene and Apollo, may also be terminated under certain circumstances;
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
“Remaining Cost” represents the initial investment of the fund in a portfolio investment, reduced for any return of capital distributed to date on such portfolio investment;
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
“traditional private equity funds” refers to Apollo Investment Fund I, L.P. (“Fund I”), AIF II, L.P. (“Fund II”), a mirrored investment account established to mirror Fund I and Fund II for investments in debt securities (“MIA”), Apollo Investment Fund III, L.P. (together with its parallel funds, “Fund III”), Apollo Investment Fund IV, L.P. (together with its parallel fund, “Fund IV”), Apollo Investment Fund V, L.P. (together with its parallel funds and alternative investment vehicles, “Fund V”), Apollo Investment Fund VI, L.P. (together with its parallel funds and alternative investment vehicles, “Fund VI”), Apollo Investment Fund VII, L.P. (together with its parallel funds and alternative investment vehicles, “Fund VII”), Apollo Investment Fund VIII, L.P. (together with its parallel funds and alternative investment vehicles, “Fund VIII”) and Apollo Investment Fund IX, L.P. (together with its parallel funds and alternative investment vehicles, “Fund IX”);
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

PART I—FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
AS OF JUNE 30, 2017 AND DECEMBER 31, 2016
(dollars in thousands, except share data)

	As of June 30, 2017	As of December 31, 2016
Assets:
Cash and cash equivalents	$1,070,805	$806,329
Cash and cash equivalents held at consolidated funds	9,672	7,335
Restricted cash	5,023	4,680
Investments	1,576,839	1,494,744
Assets of consolidated variable interest entities:
Cash and cash equivalents	44,726	41,318
Investments, at fair value	1,049,529	913,827
Other assets	55,810	46,666
Carried interest receivable	1,270,311	1,257,105
Due from related parties	282,502	254,853
Deferred tax assets	598,397	572,263
Other assets	149,700	118,860
Goodwill	88,852	88,852
Intangible assets, net	19,754	22,721
Total Assets	$6,221,920	$5,629,553
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$60,094	$57,465
Accrued compensation and benefits	97,515	52,754
Deferred revenue	116,095	174,893
Due to related parties	612,772	638,126
Profit sharing payable	581,854	550,148
Debt	1,358,444	1,352,447
Liabilities of consolidated variable interest entities:
Debt, at fair value	884,761	786,545
Other liabilities	61,767	68,034
Other liabilities	95,430	81,613
Total Liabilities	3,868,732	3,762,025
Commitments and Contingencies (see note 14)
Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Preferred shares (11,000,000 and 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	264,398	—
Class A shares, no par value, unlimited shares authorized, 192,756,044 and 185,460,294 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Additional paid in capital	1,716,138	1,830,025
Accumulated deficit	(755,465)	(986,186)
Accumulated other comprehensive loss	(3,022)	(8,723)
Total Apollo Global Management, LLC shareholders’ equity	1,222,049	835,116
Non-Controlling Interests in consolidated entities	137,280	90,063
Non-Controlling Interests in Apollo Operating Group	993,859	942,349
Total Shareholders’ Equity	2,353,188	1,867,528
Total Liabilities and Shareholders’ Equity	$6,221,920	$5,629,553
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(dollars in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Management fees from related parties	$281,305	$267,063	$550,848	$500,858
Advisory and transaction fees from related parties, net	23,629	64,899	38,696	72,898
Carried interest income from related parties	127,938	328,485	486,879	207,517
Total Revenues	432,872	660,447	1,076,423	781,273
Expenses:
Compensation and benefits:
Salary, bonus and benefits	105,545	100,188	207,158	197,422
Equity-based compensation	22,740	34,038	45,847	48,040
Profit sharing expense	58,059	127,220	202,383	89,615
Total Compensation and Benefits	186,344	261,446	455,388	335,077
Interest expense	13,195	9,800	26,194	17,673
General, administrative and other	59,729	70,088	121,769	128,719
Placement fees	5,258	2,064	7,163	3,828
Total Expenses	264,526	343,398	610,514	485,297
Other Income:
Net gains (losses) from investment activities	(513)	89,010	34,004	32,541
Net gains from investment activities of consolidated variable interest entities	6,132	698	10,240	2,017
Income from equity method investments	16,836	44,960	55,389	41,143
Interest income	622	1,296	1,425	1,881
Other income, net	742	778	19,389	525
Total Other Income	23,819	136,742	120,447	78,107
Income before income tax (provision) benefit	192,165	453,791	586,356	374,083
Income tax (provision) benefit	777	(37,988)	(38,384)	(32,841)
Net Income	192,942	415,803	547,972	341,242
Net income attributable to Non-Controlling Interests	(101,262)	(241,711)	(311,096)	(199,978)
Net Income Attributable to Apollo Global Management, LLC	91,680	174,092	236,876	141,264
Net income attributable to Preferred Shareholders	(4,772)	—	(4,772)	—
Net Income Attributable to Apollo Global Management, LLC Class A Shareholders	$86,908	$174,092	$232,104	$141,264
Distributions Declared per Class A Share	$0.49	$0.25	$0.94	$0.53
Net Income Per Class A Share:
Net Income Available to Class A Share – Basic	$0.44	$0.91	$1.19	$0.74
Net Income Available to Class A Share – Diluted	$0.44	$0.91	$1.19	$0.74
Weighted Average Number of Class A Shares Outstanding – Basic	190,591,756	183,695,920	188,564,562	183,180,625
Weighted Average Number of Class A Shares Outstanding – Diluted	190,591,756	183,695,920	188,564,562	183,180,625

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(dollars in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$192,942	$415,803	$547,972	$341,242
Other Comprehensive Income (Loss), net of tax:
Currency translation adjustments, net of tax	11,219	(4,142)	8,940	1,959
Net gain from change in fair value of cash flow hedge instruments	25	27	51	53
Net income (loss) on available-for-sale securities	(149)	501	(101)	(450)
Total Other Comprehensive Income (Loss), net of tax	11,095	(3,614)	8,890	1,562
Comprehensive Income	204,037	412,189	556,862	342,804
Comprehensive Income attributable to Non-Controlling Interests	(103,576)	(239,994)	(314,285)	(200,895)
Comprehensive Income Attributable to Apollo Global Management, LLC	$100,461	$172,195	$242,577	$141,909

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Preferred Shares	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Apollo Global Management, LLC Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non-Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2016	181,078,937	1	$—	$2,005,509	$(1,348,384)	$(7,620)	$649,505	$86,561	$652,915	$1,388,981
Dilution impact of issuance of Class A shares	—	—	—	278	—	—	278	—	—	278
Capital increase related to equity-based compensation	—	—	—	36,707	—	—	36,707	—	—	36,707
Capital contributions	—	—	—	—	—	—	—	12,886	—	12,886
Distributions	—	—	—	(101,335)	—	—	(101,335)	(8,824)	(114,527)	(224,686)
Payments related to issuances of Class A shares for equity-based awards	3,810,973	—	—	9	(29,557)	—	(29,548)	—	—	(29,548)
Repurchase of Class A Shares	(954,447)	—	—	(12,902)	—	—	(12,902)	—	—	(12,902)
Exchange of AOG Units for Class A shares	169,223	—	—	696	—	—	696	—	(505)	191
Net income	—	—	—	—	141,264	—	141,264	4,113	195,865	341,242
Currency translation adjustments, net of tax	—	—	—	—	—	1,070	1,070	889	—	1,959
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	25	25	—	28	53
Net loss on available-for-sale securities	—	—	—	—	—	(450)	(450)	—	—	(450)
Balance at June 30, 2016	184,104,686	1	$—	$1,928,962	$(1,236,677)	$(6,975)	$685,310	$95,625	$733,776	$1,514,711
Balance at January 1, 2017	185,460,294	1	$—	$1,830,025	$(986,186)	$(8,723)	$835,116	$90,063	$942,349	$1,867,528
Adoption of new accounting guidance	—	—	—	—	22,901	—	22,901	—	—	22,901
Dilution impact of issuance of Class A shares	—	—	—	(228)	—	—	(228)	—	—	(228)
Equity issued in connection with Preferred shares offering	—	—	264,398	—	—	—	264,398	—	—	264,398
Capital increase related to equity-based compensation	—	—	—	35,106	—	—	35,106	—	—	35,106
Capital contributions	—	—	—	—	—	—	—	34,115	—	34,115
Distributions	—	—	(4,772)	(184,820)	—	—	(189,592)	(2,710)	(220,367)	(412,669)
Payments related to issuances of Class A shares for equity-based awards	1,863,332	—	—	—	(24,284)	—	(24,284)	—	—	(24,284)
Exchange of AOG Units for Class A shares	5,432,418	—	—	36,055	—	—	36,055	—	(26,596)	9,459
Net income	—	—	4,772	—	232,104	—	236,876	7,919	303,177	547,972
Currency translation adjustments, net of tax	—	—	—	—	—	5,778	5,778	7,893	(4,731)	8,940
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	24	24	—	27	51
Net loss on available-for-sale securities	—	—	—	—	—	(101)	(101)	—	—	(101)
Balance at June 30, 2017	192,756,044	1	$264,398	$1,716,138	$(755,465)	$(3,022)	$1,222,049	$137,280	$993,859	$2,353,188

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(dollars in thousands, except share data)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$547,972	$341,242
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	45,847	48,040
Depreciation and amortization	8,445	9,493
Unrealized gains from investment activities	(37,721)	(32,537)
Income from equity method investments	(55,389)	(41,143)
Change in fair value of contingent obligations	(2,561)	(1,625)
Deferred taxes, net	35,835	25,346
Other non-cash amounts included in net income, net	4,538	(5,658)
Cash flows due to changes in operating assets and liabilities:
Carried interest receivable	(18,113)	(171,844)
Due from related parties	(41,600)	(42,060)
Accounts payable and accrued expenses	2,629	24,811
Accrued compensation and benefits	44,761	30,498
Deferred revenue	(57,113)	(17,729)
Due to related parties	(37,298)	33,598
Profit sharing payable	51,088	91,537
Other assets and other liabilities, net	(19,543)	(2,387)
Cash distributions of earnings from equity method investments	30,197	11,594
Satisfaction of contingent obligation	(16,821)	—
Apollo Fund and VIE related:
Net realized and unrealized (gains) losses from investing activities and debt	(10,590)	3,025
Change in cash held at consolidated variable interest entities	50	28,581
Purchases of investments	(324,169)	(298,722)
Proceeds from sale of investments	280,657	277,800
Changes in other assets and other liabilities, net	(14,540)	(9,682)
Net Cash Provided by Operating Activities	$416,561	$302,178
Cash Flows from Investing Activities:
Purchases of fixed assets	$(3,616)	$(3,703)
Purchase of investments	(4,699)	(44,196)
Cash contributions to equity method investments	(72,674)	(106,103)
Cash distributions from equity method investments	51,513	31,667
Issuance of related party loans	(5,834)	—
Repayment of related party loans	17,700	—
Other investing activities	(1,133)	430
Net Cash Used in Investing Activities	$(18,743)	$(121,905)
Cash Flows from Financing Activities:
Issuance of Preferred shares (net of issuance costs)	$264,398	$—
Distributions to Preferred Shareholders	(4,772)	—
Principal repayments of debt	—	(200,000)
Issuance of debt	—	532,706
Satisfaction of tax receivable agreement	(17,895)	—
Purchase of Class A shares	(7,268)	(12,995)
Payments related to issuances of Class A shares for RSUs	(24,284)	(29,557)
Distributions paid	(184,820)	(101,335)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(220,367)	(114,527)
Other financing activities	(1,855)	(16,655)
Apollo Fund and VIE related:
Issuance of debt	474,234	—
Principal repayment of debt	(441,636)	—
Distributions paid to Non-Controlling Interests in consolidated entities	(84)	(4,086)
Contributions from Non-Controlling Interests in consolidated entities	33,344	12,850
Net Cash (Used in) Provided by Financing Activities	$(131,005)	$66,401
Net Increase in Cash and Cash Equivalents	266,813	246,674
Cash and Cash Equivalents, Beginning of Period	813,664	617,322
Cash and Cash Equivalents, End of Period	$1,080,477	$863,996
Supplemental Disclosure of Cash Flow Information:
Interest paid	$28,316	$17,159
Interest paid by consolidated variable interest entities	5,581	8,016
Income taxes paid	5,616	3,908
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash distributions from equity method investments	$(25,808)	$(1,175)
Non-cash purchases of other investments, at fair value	25,091	—
Supplemental Disclosure of Non-Cash Financing Activities:
Capital increases related to equity-based compensation	$35,106	$36,707
Other non-cash financing activities	(247)	274
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$39,298	$1,197
Due to affiliates	(29,839)	(1,006)
Additional paid in capital	(9,459)	(191)
Non-Controlling Interest in Apollo Operating Group	26,596	505

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

1. ORGANIZATION
Apollo Global Management, LLC (“AGM”, together with its consolidated subsidiaries, the “Company” or “Apollo”) is a global alternative investment manager whose predecessor was founded in 1990. Its primary business is to raise, invest and manage private equity, credit and real assets funds as well as strategic investment accounts, on behalf of pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. For these investment management services, Apollo receives management fees generally related to the amount of assets managed, transaction and advisory fees and carried interest income related to the performance of the respective funds that it manages. Apollo has three primary business segments:

•	Private equity—primarily invests in control equity and related debt instruments, convertible securities and distressed debt investments;

•	Credit—primarily invests in non-control corporate and structured debt instruments including performing, stressed and distressed investments across the capital structure; and

•
Real assets—primarily invests in real estate equity for the acquisition and recapitalization of real estate assets, portfolios, platforms and operating companies, and real estate debt including first mortgage and mezzanine loans, preferred equity and commercial mortgage backed securities.

During the second quarter of 2017, the Company changed the name of its real estate segment to the real assets segment.
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
As of June 30, 2017, the Company owned, through six intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, APO Asset Co., LLC, a Delaware limited liability company that is a disregarded entity for U.S. federal income tax purposes, APO (FC), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes, APO (FC II), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes, APO UK (FC), Limited, a United Kingdom incorporated company that is treated as a corporation for U.S. federal income tax purposes, and APO (FC III), LLC, a Cayman Islands limited liability company (collectively, the “Intermediate Holding Companies”), 47.9% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly-owned subsidiaries.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and certain of the Company’s other partners (the “Contributing Partners”) indirectly beneficially own interests in each of the partnerships that comprise the Apollo Operating Group (“AOG Units”). As of June 30, 2017, Holdings owned the remaining 52.1% of the economic interests in the Apollo Operating Group. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP for interim financial information and instructions to the Quarterly Report on Form 10-Q. The condensed consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting only of normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the annual financial statements included in the 2016 Annual Report.

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
Level III - Pricing inputs are unobservable for the financial instrument and includes situations where there is little observable market activity for the financial instrument. The inputs into the determination of fair value may require significant management judgment or estimation. Financial instruments that are included in this category generally include general and limited partner interests in corporate private equity and real assets funds, opportunistic credit funds, distressed debt and non-investment grade residual interests in securitizations and CDOs and CLOs where the fair value is based on observable inputs as well as unobservable inputs.
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
Real Assets Investments
The estimated fair value of commercial mortgage-backed securities (“CMBS”) in Apollo’s real assets funds is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value and may not necessarily represent what the funds would receive in an actual trade for the applicable instrument. Additionally, the loans held-for-investment are stated at the principal amount outstanding, net of deferred loan fees and costs for certain investments. The loans in Apollo’s real assets funds are evaluated for possible impairment on a quarterly basis. For Apollo’s real assets funds, valuations of non-marketable underlying investments are determined using methods that include, but are not limited to (i) discounted cash flow estimates or comparable analysis prepared internally, (ii) third party appraisals or valuations by qualified real estate appraisers and (iii) contractual sales value of investments/properties subject to bona fide purchase contracts. Methods (i) and (ii) also incorporate consideration of the use of the income, cost, or sales comparison approaches of estimating property values.
Certain of the private equity, credit, and real assets funds may also enter into foreign currency exchange contracts, total return swap contracts, credit default swap contracts, and other derivative contracts, which may include options, caps, collars and floors. Foreign currency exchange contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. If securities are held at the end of this period, the changes in value are recorded in income as unrealized. Realized gains or losses are recognized when contracts are settled. Total return swap and credit default swap contracts are recorded at fair value as an asset or liability with changes in fair value recorded as unrealized appreciation or depreciation. Realized gains or losses are recognized at the termination of the contract based on the difference between the close-out price of the total return or credit default swap contract and the original contract price. Forward contracts are valued based on market rates obtained from counterparties or prices obtained from recognized financial data service providers.
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
Fair Value Option
Apollo has elected the fair value option for the Company’s investment in Athene Holding, the assets and liabilities of certain of its consolidated VIEs (including CLOs) and certain of the Company’s other investments. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by the consolidated VIEs that otherwise would not have been carried at fair value. See notes 3, 4, and 5 for further disclosure on the investments in Athene Holding and financial instruments of the consolidated VIEs and other investments for which the fair value option has been elected.

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
Management Fees from Related Parties—Management fees for private equity, credit, and real assets funds are recognized in the period during which the related services are performed in accordance with the contractual terms of the related agreement, and are generally based upon (1) a percentage of the capital committed during the commitment period, and thereafter based on the remaining invested capital of unrealized investments, or (2) net asset value, gross assets or as otherwise defined in the respective agreements. Included in management fees are certain expense reimbursements where the Company is considered the principal under the agreements and is required to record the expense and related reimbursement revenue on a gross basis.
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
Carried Interest Income from Related Parties—Apollo is entitled to an incentive return that can normally amount to as much as 20% of the total returns on a fund’s capital, depending upon performance. Performance fees are assessed as a percentage of the investment performance of the funds. The carried interest income from related parties for any period is based

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

upon an assumed liquidation of the fund’s net assets on the reporting date, and distribution of the net proceeds in accordance with the fund’s income allocation provisions. Carried interest receivable is presented separately in the condensed consolidated statements of financial condition. The carried interest income from related parties may be subject to reversal to the extent that the carried interest income recorded exceeds the amount due to the general partner based on a fund’s cumulative investment returns. When applicable, the accrual for potential repayment of previously received carried interest income, which is a component of due to related parties, represents all amounts previously distributed to the general partner that would need to be repaid to the Apollo funds if these funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner obligation, however, would not become payable or realized until the end of a fund’s life.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Profit sharing amounts are generally not paid until the related carried interest is distributed to the general partner upon realization of the fund’s investments. Under certain profit sharing arrangements, a portion of the carried interest distributed to the general partner is allocated by issuance of restricted shares, rather than cash to employees. Prior to distribution of the carried interest to the general partner, the Company records the value of the restricted shares expected to be granted in other assets and other liabilities within the condensed consolidated statements of financial condition. Upon distribution of the carried interest to the general partner, the general partner expects to purchase the Class A restricted shares on behalf of employees and simultaneously grant those shares to the employee. Such shares are recorded as equity-based compensation expense over the relevant service period.
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
General, Administrative and Other
General, administrative and other primarily includes professional fees, occupancy, depreciation and amortization, travel, information technology, and administration expenses. For the three and six months ended June 30, 2016, the presentation of professional fees, occupancy, and depreciation and amortization was combined with general, administrative and other on the condensed consolidated statements of operations to conform to the current presentation.
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
Carried interest income that is a capital allocation to the general partner or investment manager, represents the remaining portion of carried interest income on the Company’s consolidated statements of operations. The determination of which carried interests are considered capital allocations is primarily based on the terms of the agreement. In connection with the adoption of the new revenue guidance, the Company will apply a new accounting policy for its carried interest income that is a capital allocation to the general partner or investment manager. The Company intends to account for such carried interest income as a financial instrument under the equity method of accounting. The pattern and amount of recognition under the new policy is not expected to differ materially from the Company’s existing recognition for such fees. Such carried interest income will be reported as a separate line item within revenue (i.e., separate from incentive fees). As capital allocation related carried interest income and the related general partner investment are considered to be a single unit of account under the Company’s new accounting policy, the equity method income associated with the general partner interests will be combined with the associated carried interest income and reported in a single line within revenue.
The Company is currently in the process of implementing the new revenue guidance and is continuing to evaluate the effect this guidance will have on other revenue streams, including management fees and advisory and transaction fees, as well as any principal versus agent considerations for reporting revenue gross versus net. The Company will adopt the new revenue recognition guidance effective January 1, 2018.
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
In March 2016, the FASB issued amended guidance on stock compensation. The amendments are intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for excess tax benefits, forfeitures, and cash flows. The amended guidance requires that all excess tax benefits and deficiencies related to share-based payment transactions be recognized through the income tax provision (benefit) in the condensed consolidated statement of operations. Further, the amended guidance permits an entity to make an accounting policy election either to estimate the number of forfeitures expected to occur or to account for forfeitures when they occur. The amended guidance also requires excess tax benefits related to share-based payment transactions to be presented as operating activities and employee taxes paid to be presented as financing activities in the condensed consolidated statement of cash flows. The amended guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. The Company adopted the guidance during the first quarter of 2017.
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
In August 2016, the FASB issued guidance intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statements of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017. The Company early adopted the guidance during the first quarter of 2017. Adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

In October 2016, the FASB issued guidance that amends the consolidation guidance issued in February 2015. Under the amended guidance a decision maker will need to consider only its proportionate indirect interest in a VIE that is held through a related party under common control. Under the originally issued guidance, a decision maker treats the interest of the related party under common control in the VIE as if the decision maker held the interest itself. The amended guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. The Company adopted the guidance during the first quarter of 2017. Adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.
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
3. INVESTMENTS
The following table represents Apollo’s investments:

	As of June 30, 2017	As of December 31, 2016
Investments, at fair value	$772,388	$708,080
Equity method investments	804,451	786,664
Total Investments	$1,576,839	$1,494,744
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
Net Gains (Losses) from Investment Activities
The following table presents the realized and net change in unrealized gains on investments, at fair value for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Realized gains (losses) on sales of investments	$(148)	$190	$(148)	$(97)
Net change in unrealized gains (losses) due to changes in fair value(1)	(365)	88,820	34,152	32,638
Net gains (losses) from investment activities	$(513)	$89,010	$34,004	$32,541

(1)	Primarily relates to the Company’s investment in Athene Holding. See note 5 for further information regarding the Company’s investment in Athene Holding.
Equity Method Investments
Apollo’s equity method investments include its investments in the private equity, credit and real assets funds it manages, which are not consolidated, but in which the Company exerts significant influence. Apollo’s share of net income generated by these investments is recorded within income from equity method investments in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Equity method investments, excluding those for which the fair value option was elected, as of June 30, 2017 and December 31, 2016 consisted of the following:

	Equity Held as of
	June 30, 2017	(5)	December 31, 2016	(5)
Private Equity(1)(2)	$438,986		$428,581
Credit(1)(3)	334,319		327,012
Real Assets	31,146		31,071
Total equity method investments(4)	$804,451		$786,664

(1)
As of June 30, 2017, equity method investments include Fund VIII (Private Equity) and MidCap (Credit) of $294.7 million and $80.0 million, respectively, representing an ownership percentage of 2.2% and 4.3%, respectively. As of December 31, 2016, equity method investments include Fund VIII (Private Equity) and MidCap (Credit) of $260.9 million and $79.5 million, respectively, representing an ownership percentage of 2.2% and 4.3%, respectively.

(2)
The equity method investment in AP Alternative Assets, L.P. (“AAA”) was $47.5 million and $66.8 million as of June 30, 2017 and December 31, 2016, respectively. The value of the Company’s investment in AAA was $48.2 million and $64.9 million based on the quoted market price as of June 30, 2017 and December 31, 2016, respectively.

(3)
The equity method investment in AINV was $56.7 million and $58.6 million as of June 30, 2017 and December 31, 2016, respectively. The value of the Company’s investment in AINV was $56.8 million and $52.1 million based on the quoted market price as of June 30, 2017 and December 31, 2016, respectively.

(4)	Certain funds invest across multiple segments. The presentation in the table above is based on the classification of the majority of such funds’ investments.

(5)	Some amounts are included a quarter in arrears.
As of June 30, 2017 and for the three and six months ended June 30, 2017, no equity method investment held by Apollo met the significance criteria as defined by the SEC. Although the following disclosure is not required by the significance criteria for the three and six months ended June 30, 2017, the Company chose to continue to include this information as it was disclosed in its 2016 Annual Report. The following table presents summarized financial information of Athene Holding for the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	(1)	2016	2017	(1)	2016
	(in millions)
Statements of Operations
Revenues	$1,619		$1,045	$2,685		$1,767
Expenses	1,213		837	1,894		1,474
Income before income tax provision	406		208	791		293
Income tax provision	22		15	43		15
Net income available to Athene common shareholders	$384		$193	$748		$278

(1)
The financial statement information for the three and six months ended June 30, 2017 is presented a quarter in arrears and is comprised of the financial information for the three and six months ended March 31, 2017, which represents the latest available financial information as of the date of this report.

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
The assets of these consolidated CLOs are not available to creditors of the Company. In addition, the investors in these consolidated CLOs have no recourse against the assets of the Company. The Company measures both the financial assets and the financial liabilities of the CLOs using the fair value of the financial assets as further described in note 2. The Company has elected the fair value option for financial instruments held by its consolidated CLOs, which includes investments in loans and corporate bonds, as well as debt obligations and contingent obligations held by such consolidated CLOs. Other assets include amounts due from brokers and interest receivables. Other liabilities include payables for securities purchased, which represent open trades within the consolidated VIEs and primarily relate to corporate loans that are expected to settle within the next 60 days. From time to time, Apollo makes investments in certain consolidated CLOs denominated in foreign currencies. As of June 30, 2017 and December 31, 2016, the Company held investments of $44.9 million and $41.3 million, respectively, in consolidated foreign currency denominated CLOs, which eliminates in consolidation.
Net Gains from Investment Activities of Consolidated Variable Interest Entities
The following table presents net gains from investment activities of the consolidated VIEs for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	(1)	2016	(1)	2017	(1)	2016	(1)
Net gains (losses) from investment activities	$7,526		$1,997		$9,516		$(2,125)
Net gains (losses) from debt	3,567		(7,871)		2,684		(1,437)
Interest and other income	8,621		12,956		16,443		23,509
Interest and other expenses	(13,582)		(6,384)		(18,403)		(17,930)
Net gains from investment activities of consolidated variable interest entities	$6,132		$698		$10,240		$2,017

(1)	Amounts reflect consolidation eliminations.
Senior Secured Notes, Subordinated Notes and Secured Borrowings—Included within debt are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017				As of December 31, 2016
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)(3)	$769,567	1.69%		12.7	$704,976	1.83%		12.3
Subordinated Notes(2)(3)	95,358	N/A	(1)	22.9	87,794	N/A	(1)	19.2
Secured Borrowings(4)	30,101	2.83%		9.8	—	N/A		N/A
Total	$895,026				$792,770

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.

(2)	The fair value of Senior Secured Notes, Subordinated Notes and Secured Borrowings as of June 30, 2017 and December 31, 2016 was $884.8 million and $786.5 million, respectively.

(3)
The debt at fair value of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. As of June 30, 2017 and December 31, 2016, the fair value of the assets of the consolidated

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

VIEs was $1,150.1 million and $1,001.8 million, respectively. This collateral consisted of cash and cash equivalents, investments, at fair value, and other assets.

(4)	Secured borrowings consist of a consolidated VIE’s repurchase to maturity with a third party lender. The fair value of the secured borrowings as of June 30, 2017 was $30.1 million.
The consolidated VIEs’ debt obligations contain various customary loan covenants. As of June 30, 2017, the Company was not aware of any instances of non-compliance with any of these covenants.
Variable Interest Entities Which are Not Consolidated
The Company holds variable interests in certain VIEs which are not consolidated, as it has been determined that Apollo is not the primary beneficiary.
The following table presents the carrying amounts of the assets and liabilities of the VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary as of June 30, 2017 and December 31, 2016. In addition, the table presents the maximum exposure to losses relating to these VIEs.

	As of June 30, 2017	As of December 31, 2016
Assets:
Cash	$303,141	$231,922
Investments	6,963,482	7,253,872
Receivables	49,230	37,541
Total Assets	$7,315,853	$7,523,335

Liabilities:
Debt and other payables	$2,985,760	$2,818,459
Total Liabilities	$2,985,760	$2,818,459

Apollo Exposure(1)	$272,637	$272,191

(1)
Represents Apollo’s direct investment in those entities in which Apollo holds a significant variable interest and certain other investments. Additionally, cumulative carried interest income is subject to reversal in the event of future losses. The maximum amount of future reversal of carried interest income from all of Apollo’s funds, including those entities in which Apollo holds a significant variable interest, was $3.1 billion and $2.9 billion as of June 30, 2017 and December 31, 2016, respectively, as discussed in note 14.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

5. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the valuation of the Company’s financial assets and liabilities for which the fair value option has been elected by the fair value hierarchy as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017
	Level I(1)	Level II(1)	Level III	Total		Cost of Investments, at Fair Value
Assets
Investments, at fair value:
Investments of consolidated Apollo funds	$1,270	$230	$624	$2,124		$2,150
Other investments	—	—	53,098	53,098		52,389
Investment in Athene Holding(2)	—	717,166	—	717,166		387,526
Total investments, at fair value	1,270	717,396	53,722	772,388	(7)	$442,065
Investments of VIEs, at fair value(3)	—	873,147	170,666	1,043,813
Investments of VIEs, valued using NAV	—	—	—	5,716
Total investments of VIEs, at fair value	—	873,147	170,666	1,049,529
Derivative assets	—	555	—	555
Total Assets	$1,270	$1,591,098	$224,388	$1,822,472

Liabilities
Liabilities of consolidated Apollo funds	$21	$603	$—	$624
Liabilities of VIEs, at fair value(3)(5)	—	884,761	12,007	896,768
Contingent consideration obligations(6)	—	—	86,900	86,900
Derivative liabilities(4)	—	1,081	—	1,081
Total Liabilities	$21	$886,445	$98,907	$985,373

	As of December 31, 2016
	Level I(1)	Level II(1)	Level III	Total		Cost of Investments, at Fair Value
Assets
Investments, at fair value:
Investments of consolidated Apollo funds	$3,336	$1,475	$567	$5,378		$5,463
Other investments	—	—	45,154	45,154		47,690
Investment in Athene Holding(2)	—	657,548	—	657,548		387,526
Total investments, at fair value	3,336	659,023	45,721	708,080	(7)	$440,679
Investments of VIEs, at fair value(3)	—	816,167	92,474	908,641
Investments of VIEs, valued using NAV	—	—	—	5,186
Total investments of VIEs, at fair value	—	816,167	92,474	913,827
Derivative assets	—	1,360	—	1,360
Total Assets	$3,336	$1,476,550	$138,195	$1,623,267

Liabilities
Liabilities of VIEs, at fair value(3)(5)	$—	$786,545	$11,055	$797,600
Contingent consideration obligations(6)	—	—	106,282	106,282
Derivative liabilities(4)	—	1,167	—	1,167
Total Liabilities	$—	$787,712	$117,337	$905,049

(1)	All Level I and Level II assets and liabilities were valued using third party pricing, with the exception of the investment in Athene Holding.

(2)	See note 13 for further disclosure regarding the investment in Athene Holding.

(3)	See note 4 for further disclosure regarding VIEs.

(4)	Derivative liabilities are presented as a component of Other liabilities in the condensed consolidated statements of financial condition.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(5)
As of June 30, 2017, liabilities of VIEs, at fair value included debt and other liabilities of $884.8 million and $12.0 million, respectively. As of December 31, 2016, liabilities of VIEs, at fair value included debt and other liabilities of $786.5 million and $11.1 million, respectively. Other liabilities include contingent obligations classified as Level III.

(6)	See note 14 for further disclosure regarding contingent consideration obligations.

(7)
See note 3 to our condensed consolidated financial statements for further detail regarding our investments at fair value and reconciliation to the condensed consolidated statements of financial condition.

There were no transfers of financial assets or liabilities between Level I and Level II for the three and six months ended June 30, 2017 and 2016.
The following tables summarize the changes in fair value in financial assets measured at fair value for which Level III inputs have been used to determine fair value for the three months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30, 2017
	Investments of Consolidated Apollo Funds	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$643	$45,599	$137,344	$183,586
Purchases	—	4,699	42,791	47,490
Sales of investments/distributions	(8)	—	(20,713)	(20,721)
Net realized gains	—	—	138	138
Changes in net unrealized gains (losses)	(11)	(313)	4,807	4,483
Cumulative translation adjustment	—	3,113	6,299	9,412
Transfer into Level III	—	—	—	—
Transfer out of Level III	—	—	—	—
Balance, End of Period	$624	$53,098	$170,666	$224,388
Change in net unrealized gains (losses) included in net gains (losses) from investment activities related to investments still held at reporting date	$(12)	$(313)	$—	$(325)
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	—	5,013	5,013

	For the Three Months Ended June 30, 2016
	Investments of Consolidated Apollo Funds	Other Investments	Investment in Athene Holding	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,149	$25,793	$453,620	$101,969	$582,531
Purchases	1,146	19,599	—	46,618	67,363
Sale of investments/Distributions	(59)	—	—	(32,783)	(32,842)
Net realized gains (losses)	—	—	—	1,017	1,017
Changes in net unrealized gains (losses)	112	(1,530)	88,817	(284)	87,115
Cumulative translation adjustment	—	891	—	(2,086)	(1,195)
Transfer into Level III(1)	505	—	—	11,062	11,567
Transfer out of Level III(1)	—	—	—	(12,823)	(12,823)
Balance, End of Period	$2,853	$44,753	$542,437	$112,690	$702,733
Change in net unrealized gains (losses) included in net gains (losses) from investment activities related to investments still held at reporting date	$42	$(1,530)	$88,817	$—	$87,329
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	—	—	609	609

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables summarize the changes in fair value in financial assets measured at fair value for which Level III inputs have been used to determine fair value for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30, 2017
	Investments of Consolidated Apollo Funds	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$567	$45,154	$92,474	$138,195
Purchases	—	4,699	86,240	90,939
Sale of investments/Distributions	(8)	—	(32,801)	(32,809)
Net realized gains (losses)	(14)	—	186	172
Changes in net unrealized gains (losses)	19	(404)	7,809	7,424
Cumulative translation adjustment	—	3,649	7,189	10,838
Transfer into Level III(1)	60	—	9,569	9,629
Transfer out of Level III(1)	—	—	—	—
Balance, End of Period	$624	$53,098	$170,666	$224,388
Change in net unrealized gains (losses) included in net gains from investment activities related to investments still held at reporting date	$5	$(404)	$—	$(399)
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	—	7,914	7,914

(1)
Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

	For the Six Months Ended June 30, 2016
	Investments of Consolidated Apollo Funds	Other Investments	Investment in Athene Holding	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,634	$434	$510,099	$100,941	$613,108
Purchases	1,642	44,196	—	49,792	95,630
Sale of investments/Distributions	(702)	—	—	(43,292)	(43,994)
Net realized gains (losses)	(111)	—	—	3,046	2,935
Changes in net unrealized gains (losses)	117	(411)	32,338	(2,414)	29,630
Cumulative translation adjustment	—	534	—	1,465	1,999
Transfer into Level III(1)	1,495	—	—	21,418	22,913
Transfer out of Level III(1)	(1,222)	—	—	(18,266)	(19,488)
Balance, End of Period	$2,853	$44,753	$542,437	$112,690	$702,733
Change in net unrealized gains (losses) included in net gains from investment activities related to investments still held at reporting date	$(13)	$(411)	$32,338	$—	$31,914
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	—	—	659	659

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table summarizes the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value for the three months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,
	2017				2016
	Liabilities of Consolidated Apollo Funds	Liabilities of Consolidated VIEs	Contingent Consideration Obligations	Total	Liabilities of Consolidated VIEs	Contingent Consideration Obligations	Total
Balance, Beginning of Period	$35	$11,192	$87,663	$98,890	$10,862	$74,059	$84,921
Payments/Extinguishment	(35)	—	(1,865)	(1,900)	—	(5,580)	(5,580)
Net realized gains	(1)	—	—	(1)	—	—	—
Changes in net unrealized losses(1)	1	815	1,102	1,918	809	2,488	3,297
Balance, End of Period	$—	$12,007	$86,900	$98,907	$11,671	$70,967	$82,638
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to liabilities still held at reporting date	$—	$815	$—	$815	$809	$—	$809

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.
The following table summarizes the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
	2017				2016
	Liabilities of Consolidated Apollo Funds	Liabilities of Consolidated VIEs	Contingent Consideration Obligations	Total	Liabilities of Consolidated VIEs	Contingent Consideration Obligations	Total
Balance, Beginning of Period	$—	$11,055	$106,282	$117,337	$11,411	$79,579	$90,990
Additions	97	—	—	97	—	—	—
Payments/Extinguishment	(94)	—	(16,821)	(16,915)	—	(6,987)	(6,987)
Net realized gains	(10)	—	—	(10)	—	—	—
Changes in net unrealized (gains) losses(1)	7	952	(2,561)	(1,602)	260	(1,625)	(1,365)
Balance, End of Period	$—	$12,007	$86,900	$98,907	$11,671	$70,967	$82,638
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to liabilities still held at reporting date	$—	$952	$—	$952	$260	$—	$260

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of consolidated Apollo funds	$624	Third party pricing(1)	N/A	N/A	N/A
Investments in other	53,098	Third party pricing(1)	N/A	N/A	N/A
Investments of consolidated VIEs:
Bank debt term loans	4,839	Third party pricing(1)	N/A	N/A	N/A
Corporate loans/bonds/CLO notes	50,985	Third party pricing(1)	N/A	N/A	N/A
Equity securities	114,842	Book value multiple	Book value multiple	0.80x	0.80x
		Discounted cash flow	Discount rate	14.2%	14.2%
Total investments of consolidated VIEs	170,666
Total Financial Assets	$224,388
Financial Liabilities
Liabilities of consolidated VIEs	12,007	Other	N/A	N/A	N/A
Contingent consideration obligation	86,900	Discounted cash flow	Discount rate	17.5%	17.5%
Total Financial Liabilities	$98,907

(1)	These securities are valued primarily using unadjusted broker quotes.

	As of December 31, 2016
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of consolidated Apollo funds	$567	Third party pricing(1)	N/A	N/A	N/A
Investments in other	45,154	Third party pricing(1)	N/A	N/A	N/A
Investments of consolidated VIEs:
Bank debt term loans	4,701	Third party pricing(1)	N/A	N/A	N/A
Corporate loans/bonds/CLO notes	15,496	Third party pricing(1)	N/A	N/A	N/A
Equity securities	72,277	Transaction	N/A	N/A	N/A
Total investments of consolidated VIEs	92,474
Total Financial Assets	$138,195
Financial Liabilities
Liabilities of consolidated VIEs	$11,055	Other	N/A	N/A	N/A
Contingent consideration obligation	106,282	Discounted cash flow	Discount rate	13.0% - 17.3%	17.2%
Total Financial Liabilities	$117,337

(1)	These securities are valued primarily using unadjusted broker quotes.
Investment in Athene Holding
As of June 30, 2017 and December 31, 2016 the fair value of Apollo’s investment in Athene Holding was estimated using the closing market price of Athene shares of $49.61 and $47.99, respectively, less a discount due to a lack of marketability (“DLOM”) of 7.9% and 9.5%, respectively, as applicable. The DLOM was derived based on the average remaining lock up restrictions on the shares of Athene Holding held by Apollo (17.3 months and 23.3 months as of June 30, 2017 and December 31, 2016, respectively) and the estimated volatility in such shares of Athene Holding. Due to the limited trading history in Athene Holding shares, the historical share price volatility of a representative set of Athene Holding’s publicly traded insurance peers was calculated over a period equivalent to the remaining average lock up on the shares of Athene Holding held by Apollo and used as a proxy to estimate the projected volatility in Athene Holding’s shares. The fair value of Apollo’s investment in Athene Holding as of June 30, 2017 and December 31, 2016 after the application of the DLOM was estimated at a price of $45.82 and $43.43 per share, respectively.

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
Consolidated VIEs
Investments
As of June 30, 2017, the significant unobservable inputs used in the fair value measurement of the equity securities include the discount rate applied and the book value multiples applied in the valuation models. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. When a comparable multiple model is used to determine fair value, the comparable multiples are generally multiplied by the underlying companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) to establish the total enterprise value of the company. The comparable multiple is determined based on the implied trading multiple of public industry peers.
Liabilities
As of June 30, 2017 and December 31, 2016, the debt obligations of the consolidated CLOs were measured on the basis of the fair value of the financial assets of the CLOs as the financial assets were determined to be more observable and, as a result, categorized as Level II in the fair value hierarchy.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

6. CARRIED INTEREST RECEIVABLE
Carried interest receivable from private equity, credit and real assets funds consisted of the following:

	As of June 30, 2017	As of December 31, 2016
Private Equity	$816,365	$798,465
Credit	417,895	426,114
Real Assets	36,051	32,526
Total carried interest receivable	$1,270,311	$1,257,105
The table below provides a roll-forward of the carried interest receivable balance for the six months ended June 30, 2017:

	Private Equity	Credit	Real Assets	Total
Carried interest receivable, January 1, 2017	$798,465	$426,114	$32,526	$1,257,105
Change in fair value of funds	323,832	120,896	8,769	453,497
Fund distributions to the Company	(305,932)	(129,115)	(5,244)	(440,291)
Carried interest receivable, June 30, 2017	$816,365	$417,895	$36,051	$1,270,311
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
The timing of the payment of carried interest due to the general partner or investment manager varies depending on the terms of the applicable fund agreements. Generally, carried interest with respect to the private equity funds and certain credit and real assets funds is payable and is distributed to the fund’s general partner upon realization of an investment if the fund’s cumulative returns are in excess of the preferred return. For most credit funds, carried interest is payable based on realizations after the end of the relevant fund’s fiscal year or fiscal quarter, subject to certain return thresholds, or “high water marks,” having been achieved.
7. PROFIT SHARING PAYABLE
Profit sharing payable consisted of the following:

	As of June 30, 2017	As of December 31, 2016
Private Equity	$305,137	$268,170
Credit	261,324	268,855
Real Assets	15,393	13,123
Total profit sharing payable	$581,854	$550,148

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The table below provides a roll-forward of the profit sharing payable balance for the six months ended June 30, 2017:

	Private Equity	Credit	Real Assets	Total
Profit sharing payable, January 1, 2017	$268,170	$268,855	$13,123	$550,148
Profit sharing expense(1)(2)	141,430	48,865	4,856	195,151
Payments/other	(104,463)	(56,396)	(2,586)	(163,445)
Profit sharing payable, June 30, 2017	$305,137	$261,324	$15,393	$581,854

(1)
Includes (i) changes in amounts payable to employees and former employees entitled to a share of carried interest income in Apollo’s funds and (ii) changes to the fair value of the contingent consideration obligations recognized in connection with certain Apollo acquisitions. See notes 5 and 14 for further disclosure regarding the contingent consideration obligations.

(2)
The Company has recorded a receivable from the Contributing Partners, certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated in the amount of $32.1 million and $39.3 million as of June 30, 2017 and December 31, 2016, respectively. Profit sharing expense excludes the potential return of these profit sharing distributions. See note 13 for further discussion regarding the potential return of profit sharing distributions.

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
The Company’s income tax (provision) benefit totaled $0.8 million and $(38.0) million for the three months ended June 30, 2017 and 2016, respectively, and $(38.4) million and $(32.8) million for the six months ended June 30, 2017 and 2016, respectively. The Company’s effective tax rate was approximately (0.4)% and 8.4% for the three months ended June 30, 2017 and 2016, respectively, and 6.5% and 8.8% for the six months ended June 30, 2017 and 2016, respectively.
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
The Company’s primary jurisdictions in which it operates are the United States, New York State, New York City, California and the United Kingdom. There are no unremitted earnings with respect to the United Kingdom and other foreign entities due to the flow-through nature of these entities. In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of June 30, 2017, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2013 through 2016 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax return of certain subsidiaries for the 2011 and 2012 tax years. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2013.
The Company has recorded a deferred tax asset for the future amortization of tax basis intangibles as a result of the 2007 Reorganization. The Company recorded additional deferred tax assets as a result of the step-up in tax basis of intangibles from subsequent exchanges of AOG Units for Class A shares. A related tax receivable agreement liability was recorded in due to related parties in the condensed consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among APO Corp., the Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 13). The increases in the deferred tax asset less the related liability resulted in increases to additional paid in capital which were recorded in the condensed consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2017 and 2016. The amortization period for these tax basis intangibles is 15 years and the deferred tax assets will reverse over the same period.

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
The table below presents the impact to the deferred tax asset, tax receivable agreement liability and additional paid in capital related to the exchange of AOG Units for Class A shares during the six months ended June 30, 2017 and 2016.

Exchange of AOG Units for Class A shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Six Months Ended June 30, 2017	$39,298	$29,839	$9,459
For the Six Months Ended June 30, 2016	$1,197	$1,006	$191
9. DEBT
Debt consisted of the following:

	As of June 30, 2017				As of December 31, 2016
	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate
2013 AMH Credit Facilities - Term Facility(1)	$299,599	$298,875	(3)	2.22%	$299,543	$298,500	(3)	1.82%
2024 Senior Notes(1)	495,533	509,131	(4)	4.00	495,208	498,336	(4)	4.00
2026 Senior Notes(1)	495,422	517,534	(4)	4.40	495,165	497,923	(4)	4.40
2014 AMI Term Facility I(2)	15,666	15,666	(3)	2.00	14,449	14,449	(3)	2.00
2014 AMI Term Facility II(2)	17,710	17,710	(3)	1.75	16,306	16,306	(3)	1.75
2016 AMI Term Facility I(2)	19,390	19,390	(3)	1.75	17,852	17,852	(3)	1.75
2016 AMI Term Facility II(2)	15,124	15,124	(3)	2.00	13,924	13,924	(3)	2.00
Total Debt	$1,358,444	$1,393,430			$1,352,447	$1,357,290

(1)	Includes impact of any amortization of note discount, as applicable. Outstanding balance is presented net of unamortized debt issuance costs, which are presented in the following table:

	As of June 30, 2017	As of December 31, 2016
2013 AMH Credit Facilities - Term Facility	$401	$457
2024 Senior Notes	$3,775	$4,051
2026 Senior Notes	$4,186	$4,420

(2)
Apollo Management International LLP (“AMI”), a subsidiary of the Company, entered into the following five year credit agreements and proceeds from the borrowings were used to fund the Company’s investment in European CLOs it manages:

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Facility	Date	Loan Amount
2014 AMI Term Facility I	July 3, 2014	€13,711
2014 AMI Term Facility II	December 9, 2014	€15,500
2016 AMI Term Facility I	January 18, 2016	€16,970
2016 AMI Term Facility II	June 22, 2016	€13,236

(3)
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

(4)
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
Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus an applicable margin, and undrawn revolving commitments bear a commitment fee. In connection with the issuance of the 2024 Senior Notes and the 2026 Senior Notes (as defined below), $250 million of the proceeds and $200 million of the proceeds, respectively, were used to repay a portion of the Term Facility outstanding with third party lenders at par. The interest rate on the $300 million Term Facility as of June 30, 2017 was 2.39% and the commitment fee as of June 30, 2017 on the $500 million undrawn Revolver Facility was 0.125%. The $300 million carrying value of debt that is recorded on the condensed consolidated statements of financial condition at June 30, 2017 is the amount for which the Company is obligated to settle the 2013 AMH Credit Facilities.
As of June 30, 2017, the 2013 AMH Credit Facilities were guaranteed by AMH and its subsidiaries, Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., AAA Holdings, L.P., Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., Apollo Principal Holdings XI, LLC, ST Holdings GP, LLC and ST Management Holdings, LLC. The 2013 AMH Credit Facilities contain affirmative and negative covenants which limit the ability of the Borrowers, the guarantors and certain of their subsidiaries to, among other things, incur indebtedness and create liens. Additionally, the 2013 AMH Credit Facilities contain financial covenants which require the Borrowers and their subsidiaries to maintain (1) at least $40 billion of Fee-Generating Assets Under Management and (2) a maximum total net leverage ratio of not more than 4.00 to 1.00 (subject to customary equity cure rights). The 2013 AMH Credit Facilities also contain customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of the Company.
Borrowings under the Revolver Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. In addition, the Borrowers may incur incremental facilities in respect of the Revolver Facility and the Term Facility in an aggregate amount not to exceed $500 million plus additional amounts so long as the Borrowers are in compliance with a net leverage ratio not to exceed 3.75 to 1.00. As of June 30, 2017 and December 31, 2016, the Revolver Facility was undrawn.
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
As of June 30, 2017, the 2026 Senior Notes and the 2024 Senior Notes were guaranteed by Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., Apollo Principal Holdings XI, LLC, Apollo Principal Holdings XII, L.P., AMH Holdings (Cayman), L.P. and any other entity that is required to become a guarantor of the notes under the terms of the indentures governing the 2026 Senior Notes and the 2024 Senior Notes (the “Indentures”). The Indentures include covenants that restrict the ability of AMH and, as applicable, the guarantors to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries or merge, consolidate or sell, transfer or lease assets. The Indentures also provide for customary events of default.
The following table presents the interest expense incurred related to the Company’s debt for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Interest Expense:(1)
2013 AMH Term Facility	$2,047	$2,249	$3,959	$4,712
2024 Senior Notes	5,163	5,163	10,326	10,326
2026 Senior Notes	5,628	2,114	11,256	2,114
AMI Term Facilities	357	274	653	521
Total Interest Expense	$13,195	$9,800	$26,194	$17,673

(1)	Debt issuance costs incurred in connection with the Term Facility, the 2024 Senior Notes and the 2026 Senior Notes are amortized into interest expense over the term of the debt arrangement.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The table below presents basic and diluted net income (loss) per Class A share using the two-class method for the three and six months ended June 30, 2017 and 2016:

	Basic and Diluted
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017		2016	2017	2016
Numerator:
Net income attributable to Apollo Global Management, LLC Class A Shareholders	$86,908		$174,092	$232,104	$141,264
Distributions declared on Class A shares(1)	(94,451)		(46,014)	(178,666)	(97,446)
Distributions on participating securities(2)	(3,295)		(1,766)	(6,154)	(3,889)
Earnings allocable to participating securities	—	(3)	(4,959)	(1,760)	(1,766)
Undistributed income (loss) attributable to Class A shareholders: Basic and Diluted	$(10,838)		$121,353	$45,524	$38,163
Denominator:
Weighted average number of Class A shares outstanding: Basic and Diluted	190,591,756		183,695,920	188,564,562	183,180,625
Net Income per Class A Share: Basic and Diluted(4)
Distributed Income	$0.49		$0.25	$0.94	$0.53
Undistributed Income (Loss)	(0.05)		0.66	0.25	0.21
Net Income per Class A Share: Basic and Diluted	$0.44		$0.91	$1.19	$0.74

(1)	See note 12 for information regarding the quarterly distributions declared and paid during 2017 and 2016.

(2)	Participating securities consist of vested and unvested RSUs that have rights to distributions and unvested restricted shares.

(3)	No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A shareholders.

(4)	For the three and six months ended June 30, 2017 and 2016, all of the classes of securities were determined to be anti-dilutive.
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
Apollo Global Management, LLC has one Class B share outstanding, which is held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the Class B share is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, as discussed above. The Class B share has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or distributions. The Class B share has no distribution or liquidation rights. The Class B share has

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

voting rights on a pari passu basis with the Class A shares. The Class B share represented 54.5% and 60.8% of the total voting power of the Company’s shares entitled to vote as of June 30, 2017 and 2016, respectively.
The following table summarizes the anti-dilutive securities for the three and six months ended June 30, 2017 and 2016, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average vested RSUs	224,100	1,333,695	728,892	2,238,242
Weighted average unvested RSUs	6,555,432	6,085,951	6,403,785	6,148,916
Weighted average unexercised options	210,420	222,920	216,670	222,920
Weighted average AOG Units outstanding	211,895,190	216,065,719	213,591,049	216,117,787
Weighted average unvested restricted shares	244,503	90,130	159,432	94,633
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
RSUs
The Company grants RSUs under the 2007 Omnibus Equity Incentive Plan. These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP. The fair value of all grants is based on the grant date fair value, which considers the public share price of the Company’s Class A shares subject to certain discounts, as applicable. The following table summarizes the weighted average discounts for Plan Grants and Bonus Grants for the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Plan Grants:
Discount for the lack of distributions until vested(1)	13.5%	16.0%	11.2%	16.0%
Marketability discount for transfer restrictions(2)	4.7%	6.1%	3.3%	6.1%
Bonus Grants:
Marketability discount for transfer restrictions(2)	2.3%	3.5%	2.3%	3.5%

(1)	Based on the present value of a growing annuity calculation.

(2)	Based on the Finnerty Model calculation.
The estimated total grant date fair value is charged to compensation expense on a straight-line basis over the vesting period, which for Plan Grants is generally up to six years, with the first installment vesting one year after grant and quarterly vesting thereafter, and for Bonus Grants is generally annual vesting over three years. The fair value of grants made during the six months ended June 30, 2017 and 2016 was $22.2 million and $2.0 million, respectively.
In addition, the Company provides for the vesting of RSUs when certain performance metrics have been achieved. In accordance with U.S. GAAP, equity-based compensation expense is recognized only when certain performance metrics are met or deemed probable. Accordingly, for the three and six months ended June 30, 2017, no equity-based compensation expense was recognized relating to these RSUs.
The following table presents the forfeiture rate and equity-based compensation expense recognized for the three and six months ended June 30, 2017 and 2016:

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Actual forfeiture rate	4.0%	3.6%	7.6%	4.3%
Equity-based compensation	$16,670	$17,773	$33,701	$35,840
The following table summarizes RSU activity for the six months ended June 30, 2017:

	Unvested		Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2017	9,391,566		$15.80	2,752,455	12,144,021	(1)
Granted	1,085,468		20.42	—	1,085,468
Forfeited	(795,911)		18.55	—	(795,911)
Issued	—		18.54	(2,924,913)	(2,924,913)
Vested	(587,676)		16.94	587,676	—
Balance at June 30, 2017	9,093,447	(2)	$16.04	415,218	9,508,665	(1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.

(2)	RSUs were expected to vest over the weighted average period of 2.3 years.
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
The following table summarizes the management fees, equity-based compensation expense and actual forfeiture rates for the AHL Awards for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Management fees	$74	$12,295	$2,138	$5,164
Equity-based compensation	$551	$12,382	$3,455	$5,348
Actual forfeiture rate	—%	0.1%	—%	0.5%
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
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30, 2017
	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs, share options and restricted share awards	$36,709	—%	$—	$36,709
AHL Awards	3,455	52.1	1,800	1,655
Other equity-based compensation awards	5,683	52.1	2,961	2,722
Total equity-based compensation	$45,847		4,761	41,086
Less other equity-based compensation awards(2)			(4,761)	(5,980)
Capital increase related to equity-based compensation			$—	$35,106

	For the Six Months Ended June 30, 2016
	Total Amount	Non- Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs, share options and restricted share awards	$37,628	—%	$—	$37,628
AHL Awards	5,348	54.0	2,888	2,460
Other equity-based compensation awards	5,064	54.0	2,735	2,329
Total equity-based compensation	$48,040		5,623	42,417
Less other equity-based compensation awards(2)			(5,623)	(5,710)
Capital increase related to equity-based compensation			$—	$36,707

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds and distributions related to forfeited RSUs.
12. EQUITY
Class A Shares
Class A shares represent limited liability company interests in the Company. Holders of Class A shares are entitled to participate in distributions from the Company on a pro rata basis. Class A shareholders do not elect the Company’s manager or the manager’s executive committee and have only limited voting rights.
Issuance of Class A Shares
During the six months ended June 30, 2017 and 2016, the Company issued Class A shares in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of Class A shares issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of Class A shares issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment.
The table below summarizes the reduction of Class A shares to be issued to employees in connection with net share settlements under the 2007 Equity Plan and issuances of Class A shares in settlement of vested RSUs and share options for the six months ended June 30, 2017 and 2016:

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Six Months Ended June 30,
	2017	2016
Reduction of Class A shares issued(1)	1,067,648	2,090,121
Class A shares issued	1,864,001	3,810,973
Gross value of shares(2)	$66,402	$82,801

(1)	Cash paid for net share settlement was $24.3 million and $29.6 million for the six months ended June 30, 2017 and 2016, respectively.

(2)	Based on the closing price of a Class A share at the time of issuance.
Share Repurchase Plan
In February 2016, Apollo adopted a plan to repurchase up to $250 million in the aggregate of its Class A shares, including up to $150 million in the aggregate of its outstanding Class A shares through a share repurchase program and up to $100 million through net share settlement of equity-based awards granted under the 2007 Equity Plan. There were no share repurchases made as part of the share repurchase program during the six months ended June 30, 2017. During the six months ended June 30, 2016, the Company repurchased and canceled 954,447 Class A shares for $12.9 million.
Preferred Share Issuance
On March 7, 2017, Apollo issued 11,000,000 6.375% Series A Preferred shares (the “Preferred shares”) for gross proceeds of $275.0 million, or $264.4 million net of issuance costs. When, as and if declared by the manager of Apollo, distributions on the Preferred shares will be payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2017, at a rate per annum equal to 6.375%. Distributions on the Preferred shares are discretionary and non-cumulative.
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
On April 28, 2017, Apollo declared a cash distribution of $0.433854 per Series A Preferred share. The distribution of $4.8 million was paid on June 15, 2017.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, the table below presents information regarding the quarterly distributions which were made at the sole discretion of the manager of the Company during 2017 and 2016 (in millions, except per share data):

Distribution Declaration Date	Distribution per Class A Share	Distribution Payment Date	Distribution to Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 3, 2016	$0.28	February 29, 2016	$51.4	$60.5	$111.9	$2.1
May 6, 2016	0.25	May 31, 2016	46.0	54.0	100.0	1.8
August 3, 2016	0.37	August 31, 2016	68.4	79.9	148.3	2.4
October 28, 2016	0.35	November 30, 2016	64.9	75.4	140.3	2.1
For the year ended December 31, 2016	$1.25		$230.7	$269.8	$500.5	$8.4
February 3, 2017	$0.45	February 28, 2017	$84.2	$97.0	$181.2	$2.9
April 13, 2017(1)	—	April 13, 2017	—	20.5	20.5	—
April 28, 2017	0.49	May 31, 2017	94.5	102.9	197.4	3.3
For the six months ended June 30, 2017	$0.94		$178.7	$220.4	$399.1	$6.2

(1)
On April 13, 2017, the Company made a $0.10 per AOG Unit pro rata distribution to the Non-Controlling Interest holders in the Apollo Operating Group in connection with a payment made under the tax receivable agreement. See note 13 for more information regarding the tax receivable agreement.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Non-Controlling Interests
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to Non-Controlling Interests in consolidated entities:
Interest in management companies and a co-investment vehicle(1)	$760	$2,462	$1,627	$4,544
Other consolidated entities	3,775	(384)	6,292	(431)
Net income attributable to Non-Controlling Interests in consolidated entities	$4,535	$2,078	$7,919	$4,113

Net income attributable to Non-Controlling Interests in the Apollo Operating Group:
Net income	$192,942	$415,803	$547,972	$341,242
Net income attributable to Non-Controlling Interests in consolidated entities	(4,535)	(2,078)	(7,919)	(4,113)
Net income after Non-Controlling Interests in consolidated entities	188,407	413,725	540,053	337,129
Adjustments:
Income tax provision (benefit)(2)	(777)	37,988	38,384	32,841
NYC UBT and foreign tax benefit(3)	976	(8,247)	(4,419)	(7,296)
Net (income) loss in non-Apollo Operating Group entities	—	(1)	2	19
Net income attributable to Preferred Shareholders	(4,772)	—	(4,772)	—
Total adjustments	(4,573)	29,740	29,195	25,564
Net income after adjustments	183,834	443,465	569,248	362,693
Weighted average ownership percentage of Apollo Operating Group	52.6%	54.0%	53.1%	54.1%
Net income attributable to Non-Controlling Interests in Apollo Operating Group	$96,727	$239,633	$303,177	$195,865

Net Income attributable to Non-Controlling Interests	$101,262	$241,711	$311,096	$199,978
Other comprehensive income (loss) attributable to Non-Controlling Interests	2,314	(1,717)	3,189	917
Comprehensive Income Attributable to Non-Controlling Interests	$103,576	$239,994	$314,285	$200,895

(1)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of the credit funds managed by Apollo.

(2)
Reflects all taxes recorded in our condensed consolidated statements of operations. Of this amount, U.S. federal, state, and local corporate income taxes attributable to APO Corp. are added back to income of the Apollo Operating Group before calculating Non-Controlling Interests as the income allocable to the Apollo Operating Group is not subject to such taxes.

(3)
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Due from related parties and due to related parties are comprised of the following:

	As of June 30, 2017	As of December 31, 2016
Due from Related Parties:
Due from private equity funds	$33,182	$19,089
Due from portfolio companies	44,354	34,339
Due from credit funds	130,572	112,516
Due from Contributing Partners, employees and former employees	51,500	72,305
Due from real assets funds	22,894	16,604
Total Due from Related Parties	$282,502	$254,853
Due to Related Parties:
Due to Managing Partners and Contributing Partners	$518,486	$506,542
Due to private equity funds	25,640	56,880
Due to credit funds	68,364	66,859
Due to real assets funds	282	281
Distributions payable to employees	—	7,564
Total Due to Related Parties	$612,772	$638,126
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
In April 2017, Apollo made a $17.9 million cash payment pursuant to the tax receivable agreement resulting from the realized tax benefit for the 2016 tax year. Additionally, in connection with this payment, the Company made a corresponding pro rata distribution of $20.5 million ($0.10 per AOG Unit) to the Non-Controlling Interest holders in the Apollo Operating Group.
Due from Contributing Partners, Employees and Former Employees
As of June 30, 2017 and December 31, 2016, due from Contributing Partners, Employees and Former Employees includes various amounts due to the Company including employee loans and return of profit sharing distributions. As of June 30, 2017 and December 31, 2016, the balance included interest-bearing employee loans receivable of $15.2 million and $26.1 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.
The Company recorded a receivable from the Contributing Partners and certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of June 30, 2017 and December 31, 2016 of $32.1 million and $39.3 million, respectively.

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
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions, the Company will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. The Company recorded an indemnification liability of $7.5 million and $5.9 million, respectively, as of June 30, 2017 and December 31, 2016.
Due to Private Equity Funds
Based upon a hypothetical liquidation of certain of the private equity funds the Company manages, as of June 30, 2017 and December 31, 2016, the Company has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to these funds. There was a general partner obligation to return previously distributed carried interest income of $22.7 million and $56.0 million accrued as of June 30, 2017 and December 31, 2016, respectively. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund.
Due to Credit Funds
Based upon a hypothetical liquidation of certain of the credit funds the Company manages, as of June 30, 2017 and December 31, 2016, the Company has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to these funds. As such, there was a general partner obligation to return previously distributed carried interest income of $60.6 million and $60.6 million accrued as of June 30, 2017 and December 31, 2016, respectively. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund.
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
The Company, through its consolidated subsidiary, Athene Asset Management, provides asset management services to Athene, including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence hedging and other asset management services.
On March 15, 2017, the Company and Athene announced an agreement to amend certain fee arrangements relating to investment management fees and sub-advisory fees that are paid by Athene to the Company. More specifically, the Company and Athene entered into a revised fee agreement, which provides for, among other things, a fee of 0.30% per year (reduced from 0.40% per year) on all assets that the Company manages in accounts owned by Athene in the U.S. and Bermuda or in accounts

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

supporting reinsurance ceded to U.S. and Bermuda subsidiaries of Athene Holding by third-party insurers (the “North American Accounts”) in excess of $65.846 billion (the level of assets in the North America Accounts as of December 31, 2016). The Company’s fee on the first $65.846 billion of assets in the North America Accounts remains 0.40% per year, subject to certain discounts and exceptions. The amendments to the investment management fees and sub-advisory fees were effective retroactive to January 1, 2017.
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
In addition, the Company and Athene also agreed to amend the sub-advisory fee agreements they have in place whereby, with limited exceptions, the Company will earn 0.40% per year on assets in the North American Accounts explicitly sub-advised by the Company up to $10 billion, 0.35% per year on assets in such accounts explicitly sub-advised by the Company in excess of $10 billion up to $12.4 billion (the level of fee-paying sub-advised assets in the North American Accounts at December 31, 2016), 0.40% per year on assets in such accounts explicitly sub-advised by the Company in excess of $12.4 billion up to $16 billion and 0.35% per year on assets in such accounts explicitly sub-advised by the Company in excess of $16 billion. The Company also earns 0.35% per annum on assets in European Accounts that are sub-advised by AAME, with certain limited exceptions.
With respect to Athene Assets Directly Invested, Apollo receives management fees and carried interest, if applicable, directly from the relevant funds under the investment management fee agreements and other governing documents of such funds. Fees paid to the Company related to such fund investments vary from 0% per annum to 1.75% per annum with respect to management fees and 0% to 20% with respect to carried interest. These fees are in addition to the gross management fee of 0.40% per annum paid to Athene Asset Management on the portion of such assets that it manages and the gross fee of 0.10% per annum paid to AAME on the portion of such assets it advises.
The Company refers to the portion of the Athene Asset Management assets under management that is not Athene Sub-Advised as “Athene Non-Sub-Advised”.
Apollo, as general partner of AAA Investments, is generally entitled to a carried interest that allocates to it 20% of the realized returns (net of related expenses, including borrowing costs) on the investments of AAA Investments, except that Apollo is not entitled to receive any carried interest with respect to the shares of Athene Holding that were acquired (and not in satisfaction of prior commitments to buy such shares) by AAA Investments in the contribution of certain assets by AAA to Athene in October 2012. Apollo may elect to receive payment of carried interest receivable from AAA Investments in cash or in common shares of Athene Holding (valued at the then fair market value); and if Apollo elects to receive payment of such carried interest in cash, then common shares of Athene Holding shall be distributed to Apollo and immediately sold by Apollo to pay for such carried interest in cash. For the three and six months ended June 30, 2017, the Company recorded carried interest income, taking into account the related profit sharing expense, of $1.9 million and $16.0 million, respectively, from AAA Investments, which is recorded in the condensed consolidated statements of operations. For the three and six months ended June 30, 2016, the Company recorded carried interest income less the related profit sharing expense of $30.0 million and $10.9 million, respectively, from AAA Investments. As of June 30, 2017 and December 31, 2016, the Company had a $166.7 million and $229.8 million carried interest receivable, respectively, from AAA Investments. As of June 30, 2017 and December 31, 2016, the Company had a related profit sharing payable of $47.8 million and $80.6 million, respectively, recorded in profit sharing payable in the condensed consolidated statements of financial condition.
For the three and six months ended June 30, 2017, Apollo earned revenues in the aggregate totaling $97.0 million and $249.2 million, respectively, consisting of management fees, sub-advisory fees and carried interest income from Athene after considering the related profit sharing expense and changes in the market value of the Athene Holding shares owned directly by Apollo, which is recorded in the condensed consolidated statements of operations. For the three and six months ended June 30, 2016, Apollo earned revenues in the aggregate totaling $238.7 million and $210.9 million, respectively, consisting of management fees, sub-advisory fees and carried interest income from Athene after considering the related profit sharing expense and changes in the market value of the Athene Holding shares owned directly by Apollo, which is recorded in the condensed consolidated statements of operations. These amounts exclude the deferred revenue recognized as management fees associated with the vesting of AHL Awards granted to employees of Apollo as further described in note 11.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The Company had an approximate 8.8% economic ownership interest in Athene Holding as of June 30, 2017, which comprises Apollo’s direct 8.3% economic ownership interest in Athene Holding plus an additional 0.5% economic ownership interest, which is calculated as the sum of the Company’s approximate 2.2% economic ownership interest in AAA and the Company’s approximate 0.055% economic ownership interest in AAA Investments, multiplied by AAA Investments’ approximate 26.2% economic ownership interest in Athene, calculated without giving effect to restricted common shares issued under Athene’s management equity plan as of June 30, 2017.
The Company had an approximate 8.9% economic ownership interest in Athene Holding as of December 31, 2016, which comprises Apollo’s direct ownership of 8.0% of the economic ownership interest in Athene Holding plus an additional 0.9% economic ownership interest, which is calculated as the sum of the Company’s approximate 2.2% economic ownership interest in AAA and the Company’s approximate 0.055% economic ownership interest in AAA Investments, multiplied by AAA Investments’ approximate 39.4% economic ownership interest in Athene, calculated without giving effect to restricted common shares issued under Athene’s management equity plan as of December 31, 2016.
AAA Investments Credit Agreement
On April 30, 2015, Apollo entered into a revolving credit agreement with AAA Investments (“AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR plus 1.5%. The Company receives an annual commitment fee of 0.125% on the unused portion of the loan. As of June 30, 2017 and December 31, 2016, $4.0 million had been advanced by the Company and remained outstanding on the AAA Investments Credit Agreement.
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at June 30, 2017. From time to time, this entity is involved in transactions with related parties of Apollo, including portfolio companies of the funds Apollo manages, whereby AGS earns underwriting and transaction fees for its services.
14. COMMITMENTS AND CONTINGENCIES
Investment Commitments—As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of June 30, 2017 and December 31, 2016 of $1.5 billion and $0.6 billion, respectively.
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of June 30, 2017, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.
Guarantees—Apollo entered into an agreement to guarantee 20% of a consolidated VIE’s outstanding secured borrowings of $30.1 million with a third party lending institution. The amount guaranteed by Apollo as of June 30, 2017 was $6.0 million.
Litigation and Contingencies—Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and lawsuits, reviews, investigations or proceedings by governmental and self-regulatory agencies regarding its business.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Following the January 16, 2014 announcement that CEC Entertainment, Inc. (“CEC”) had entered into a merger agreement with certain entities affiliated with Apollo (the “Merger Agreement”), four putative shareholder class actions were filed in the District Court of Shawnee County, Kansas on behalf of purported stockholders of CEC against, among others, CEC, its directors and Apollo and certain of its affiliates, which include Queso Holdings Inc., Q Merger Sub Inc., Apollo Management VIII, L.P., and AP VIII Queso Holdings, L.P. The first purported class action, which is captioned Hilary Coyne v. Richard M. Frank et al., Case No. 14C57, was filed on January 21, 2014 (the “Coyne Action”). The second purported class action, which was captioned John Solak v. CEC Entertainment, Inc. et al., Civil Action No. 14C55, was filed on January 22, 2014 (the “Solak Action”). The Solak Action was dismissed for lack of prosecution on October 14, 2014. The third purported class action, which is captioned Irene Dixon v. CEC Entertainment, Inc. et al., Case No. 14C81, was filed on January 24, 2014 and additionally names as defendants Apollo Management VIII, L.P. and AP VIII Queso Holdings, L.P. (the “Dixon Action”). The fourth purported class action, which is captioned Louisiana Municipal Public Employees’ Retirement System v. Frank, et al., Case No. 14C97, was filed on January 31, 2014 (the “LMPERS Action”) (together with the Coyne and Dixon Actions, the “Shareholder Actions”). A fifth purported class action, which was captioned McCullough v. Frank, et al., Case No. CC-14-00622-B, was filed in the County Court of Dallas County, Texas on February 7, 2014. This action was dismissed for want of prosecution on May 21, 2014. Each of the Shareholder Actions alleges, among other things, that CEC’s directors breached their fiduciary duties to CEC’s stockholders in connection with their consideration and approval of the Merger Agreement, including by agreeing to an inadequate price, agreeing to impermissible deal protection devices, and filing materially deficient disclosures regarding the transaction. Each of the Shareholder Actions further alleges that Apollo and certain of its affiliates aided and abetted those alleged breaches. As filed, the Shareholder Actions seek, among other things, rescission of the various transactions associated with the merger, damages and attorneys’ and experts’ fees and costs. On February 7, 2014 and February 11, 2014, the plaintiffs in the Shareholder Actions pursued a consolidated action for damages after the transaction closed. Thereafter, the Shareholder Actions were consolidated under the caption In re CEC Entertainment, Inc. Stockholder Litigation, Case No. 14C57, and the parties engaged in limited discovery. On July 21, 2015, a consolidated class action complaint was brought by Twin City Pipe Trades Pension Trust in the Shareholder Actions that did not name as defendants Apollo, Queso Holdings Inc., Q Merger Sub Inc., Apollo Management VIII, L.P., or AP VIII Queso Holdings, L.P., continued to assert claims against CEC and its former directors, and added The Goldman Sachs Group Inc. (“Goldman Sachs”) as a defendant. The consolidated complaint alleges, among other things, that CEC’s former directors breached their fiduciary duties to CEC’s stockholders by conducting a deficient sales process, agreeing to impermissible deal protection devices, and filing materially deficient disclosures regarding the transaction. It further alleges that two members of the board who also served as the senior managers of CEC had material conflicts of interest and that Goldman Sachs aided and abetted the board’s breaches as a result of various conflicts of interest facing the bank. The consolidated complaint seeks, among other things, to recover damages, attorneys’ fees and costs. On October 22, 2015, the parties to the consolidated action moved to dismiss the complaint. On March 1, 2017, the special master appointed by the Kansas court to oversee pre-trial proceedings recommended that the Kansas court grant defendants’ motions to dismiss the complaint. On March 30, 2017, plaintiff moved for leave to amend the consolidated complaint. The proposed amended consolidated complaint does not name as defendants CEC or its former directors, and purports to substitute Goldman, Sachs & Co. in place of the Goldman Sachs Group Inc. on the claim for aiding and abetting breach of fiduciary duty. On June 1, 2017, the Court granted the parties’ joint motion to dismiss all claims against CEC and the former directors, and dismissed the former CEC directors from the action. Although Apollo cannot predict the ultimate outcome of the consolidated action, and therefore no reasonable estimate of possible loss, if any, can be made at this time, Apollo believes that such action is without merit.
On June 12, 2015, a putative class action was commenced in the United States District Court for the Northern District of California (“California Court”) by Rachel Silva (“Silva”) and Don Hudson (“Hudson”), on behalf of themselves and all others similarly situated, against Aviva plc; Athene Annuity and Life Company f/k/a Aviva Life and Annuity Company (“Aviva”); Athene USA Corporation f/k/a Aviva USA Corporation; Athene Holding; Athene Life Re Ltd.; Athene Asset Management; and AGM. The original complaint in this action alleged violations of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. Sections 1962(c) and (d). The plaintiffs alleged that commencing in 2007 and continuing thereafter, Aviva and its then management engaged in a scheme to, among other things, falsely represent the financial strength of and hide the true financial condition of Aviva by, among other things, allegedly ceding risky liabilities to Aviva’s undercapitalized subsidiaries and affiliates, misvaluing assets, and failing to make required disclosures to purchasers of policies, and that after Athene Holding purchased all of the outstanding stock of Aviva’s parent effective October 2, 2013 the scheme was “unwound and rewound” so as to continue, and that as a result thereof some of the purchasers of annuity products issued by Aviva were charged an excessive price and were damaged as a result thereof. All defendants (except Aviva plc) (a) moved to transfer this action to the United States District Court for the Southern District of Iowa (“Iowa Court”) and (b) moved to dismiss this action. Aviva plc separately moved to dismiss the action for lack of jurisdiction over it. The California Court granted the motion to transfer to the Iowa Court and denied without prejudice the motions to dismiss. Plaintiff Hudson moved for leave to amend the complaint, which motion was granted by the Iowa Court. The amended complaint removed Silva as a named plaintiff and removed Aviva plc as a defendant, but otherwise substantively makes the same or similar

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

allegations. The Defendants have moved to dismiss the amended complaint, and that motion has been fully briefed. On November 14, 2016, the Court stayed its decision on the motion to dismiss until the Eighth Circuit Court of Appeals renders its decision in a different case that has some of the same jurisdictional issues and stayed additional discovery until the Court decides the motion to dismiss. On April 13, 2017, the Eighth Circuit affirmed the lower court’s decision to dismiss the other case. On May 11, 2017, the Court lifted the stay and granted the Defendants’ motion to dismiss the amended complaint.
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
Following the March 14, 2016 announcement that The Fresh Market, Inc. (“TFM”) had entered into a merger agreement with certain entities affiliated with Apollo (the “TFM Merger Agreement”), two Petitions for Appraisal of Stock were filed in the Chancery Court for the State of Delaware. The first, captioned Hudson Bay Master Fund, Ltd. and Brigade Leveraged Capital Structures Fund, Ltd. v. The Fresh Market, Inc., was filed May 23, 2016 on behalf of holders of 1,660,000 shares of common stock of TFM and names only TFM as the respondent. The second captioned Verition Multi-Strategy Master Ltd. and Verition Partners Master Fund Ltd. v. The Fresh Market, Inc. was filed August 22, 2016 on behalf of holders of 1,198,318 shares of common stock of TFM and names only TFM as the respondent. Both actions sought a determination of the fair value of the shares of the common stock of TFM under Section 262 of the Delaware Corporate Code. The two actions were then consolidated under the caption, In re Appraisal of The Fresh Market, Inc., Case No. 12372-VCG (the “Appraisal Action”). On May 9, 2017, the parties settled the Appraisal Action on terms that included the petitioners’ dismissal of all claims asserted in the petitions, and grant of complete releases, in exchange for TFM’s cash settlement. Also party to the settlement were two stockholders who had refused to tender the 9,700 shares that they owned but had not filed an appraisal petition or joined the Appraisal Action. These stockholders likewise granted a complete release of any claims for appraisal in exchange for TFM’s cash settlement. In addition, a purported shareholder class action, captioned Elizabeth Morrison v. Ray Berry, et. al., Case No. 12808-VCG, was filed October 6, 2016 in the Chancery Court for the State of Delaware and names as defendants TFM’s former officers and directors (the “Morrison Action”). The Morrison Action alleges, among other things, that the TFM officers and directors breached their fiduciary duties to the TFM shareholders in connection with their consideration and approval of the TFM Merger Agreement, including by engaging in a sale process that improperly favored AGM and/or Apollo Management VIII, L.P., by agreeing to an inadequate price and by filing materially deficient disclosures regarding the transaction. On June 21, 2017, the Court granted the plaintiff’s Motion for Class Certification. The Court has not yet set a schedule for resolving this Action on the merits. Subsequently, a purported shareholder class action, captioned Bruce S. Sherman and Bruce & Cynthia Sherman Charitable Foundation, Inc. v. The Fresh Market, Inc., et. al., Case No. 1:17-cv-00179, was filed March 3, 2017 in federal district court in the Middle District of North Carolina (the “Sherman Action”). The Sherman Action named as defendants, in addition to TFM, the former members of its Board of Directors, as well as AGM, Apollo Management VIII, L.P., and Apollo-affiliates, Pomegranate Holdings, Inc. and Pomegranate Merger Sub, Inc. The Sherman Action alleged, among other things, that the defendants violated federal securities laws based on purported material misstatements and omissions contained in public filings related to the TFM Merger Agreement. The plaintiffs sought, among other things, rescission of the various transactions associated with the merger and/or rescissory or other damages, and

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

attorneys’ and experts’ fees and costs. On May 24, 2017, the Sherman plaintiffs voluntarily dismissed their claims against AGM, Apollo Management VIII, L.P., Pomegranate Holdings, Inc. and Pomegranate Merger Sub, Inc. without prejudice.
On March 4, 2016, the Public Employees Retirement System of Mississippi filed a putative securities class action against Sprouts Farmers Market, Inc. (“SFM”), several SFM directors (including Andrew Jhawar, an Apollo partner), AP Sprouts Holdings, LLC and AP Sprouts Holdings (Overseas), L.P. (the “AP Entities”), which are controlled by entities managed by Apollo affiliates, and two underwriters of a March 2015 secondary offering of SFM common stock. The AP Entities sold SFM common stock in the March 2015 secondary offering. The complaint, filed in Arizona Superior Court and captioned Public Employees Retirement System of Mississippi v. Sprouts Farmers Market, Inc. (CV2016-050480), alleges that SFM filed a materially misleading registration statement for the secondary offering that incorporated alleged misrepresentations in SFM’s 2014 annual report regarding SFM’s business prospects, and failed to disclose alleged accelerating produce deflation. The two causes of action against the AP Entities are for alleged violations of Sections 11 and 15 of the Securities Act of 1933. Plaintiff seeks, among other things, compensatory damages for alleged losses sustained from a decline in SFM’s stock price. Defendants removed the case to United States District Court for the District of Arizona, but on March 27, 2017, the Court granted Plaintiff's motion to remand the case to state court. Defendants filed a notice of appeal on April 21, 2017. Meanwhile, the Defendants have moved to dismiss the action in state court, and the motion is scheduled for a hearing on August 18, 2017. Because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.

Between February 25 and March 23, 2016, plaintiffs filed five putative class actions in the Superior Court of Maricopa County, Arizona, on behalf of purported stockholders of Apollo Education Group, Inc. (“AEG”) asserting claims for breaches of fiduciary duties and aiding and abetting the alleged breaches in connection with a proposed acquisition of AEG.  The  defendants include, among others, AEG, members of AEG’s board of directors, AGM, Fund VIII, and certain subsidiaries of funds managed by Apollo. On April 12, 2016, the Court consolidated all the actions under the following caption:  In re Apollo Education Group, Inc. Shareholder Litigation, Lead Case No. CV2016-001905 (Ariz. Super. Ct.).  Shortly thereafter, the parties informed the Court that they had entered into a memorandum of understanding for a settlement that would, among other things, (i) provide for the dismissal with prejudice on the merits and release of any and all claims by the proposed class against the Defendants; and (ii) recognize that the pendency of the suit was, in part, a factor in the decision by the purchasers of AEG to increase the price offered to acquire all of the outstanding shares of AEG’s common stock from $9.50 per share to $10.00 per share. On April 10, 2017, the parties filed settlement papers for the Court’s review following the consummation of the merger agreement on February 1, 2017, the completion by plaintiffs of three confirmatory discovery depositions on February 27, 2017, and the execution of a stipulation of settlement by the parties on April 10, 2017.  On May 23, 2017, the Court entered an order that provisionally certified a non-opt-out settlement class, preliminarily approved the terms and conditions in the proposed stipulation of settlement, scheduled the settlement hearing for August 11, 2017, approved the form and content of and the method of distribution for the class notice, and instituted a stay of all proceedings in the action other than settlement-related proceedings pending a ruling on a motion for final approval.  On June 29, 2017,  the Court entered an order granting the parties’ request for a continuance of the settlement hearing to October 6, 2017.  The parties are currently negotiating the amount of plaintiffs’ attorneys’ fees.  For this reason, no reasonable estimate of possible loss, if any, can be made at this time.
On June 20, 2016 Banca Carige S.p.A. (“Carige”) commenced a lawsuit in the Court of Genoa (Italy) (No. 8965/2016), against its former Chairman, its former Chief Executive Officer, AGM and certain entities (the “Apollo Entities”) organized and owned by investment funds managed by affiliates of AGM. The complaint alleges that AGM and the Apollo Entities (i) aided and abetted breaches of fiduciary duty to Carige allegedly committed by Carige’s former Chairman and former CEO in connection with the sale to the Apollo Entities of Carige subsidiaries engaged in the insurance business; and (ii) took wrongful actions aimed at weakening Banca Carige’s financial condition supposedly to facilitate an eventual acquisition of Carige. The causes of action are based in tort under Italian law. Carige purportedly seeks damages of €450 million in connection with the sale of the insurance businesses and €800 million for other losses. The first hearings were held on May 17, 2017 and on June 14, 2017. Based on the allegations made in the complaint, Apollo believes that there is no merit to Carige’s claims. Additionally, as the case is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On December 12, 2016, the CORE Litigation Trust (the “Trust”), which was created under the Chapter 11 reorganization plan for CORE Media and other affiliated entities, including CORE Entertainment, Inc. (“CORE”), approved by the Southern District of New York Bankruptcy Court on September 22, 2016, commenced an action in California Superior Court for Los Angeles County, captioned Core Litigation Trust v. Apollo Global Management, LLC, et al., Case No. BC 643732, which was removed to the United States District Court for the Central District of California on February 3, 2017. On February 21, 2017, the Trust moved to remand the action to California state court, and Defendants moved to transfer the case to the Southern District of New York (“SDNY”). On April 5, 2017, the Court granted Defendants’ motion to transfer the case to the SDNY and denied the Trust’s motion

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

to remand, without prejudice to the Trust refiling its remand motion in the SDNY. On April 20, 2017, the SDNY District Court referred the case to the SDNY Bankruptcy Court. On April 27, 2017, the Trust filed a motion for mandatory abstention, permissive abstention, and remand to California state court.  On July 17, 2017, the SDNY Bankruptcy Court issued a decision granting the Trustee’s motion for mandatory abstention and remanding the case to Los Angeles Superior Court.  The Trust’s complaint asserts claims for inducing the breach of and tortiously interfering with $360 million in loans under the 2011 loan agreements entered into between CORE and certain First and Second Lien Lenders (the “Lenders”), who assigned their loan-agreement claims to the Trust as part of CORE’s Chapter 11 plan of reorganization. The complaint names as defendants: (i) AGM, (ii) Apollo Global Securities, LLC, (iii) other AGM subsidiaries, (iv) the funds managed by Apollo that were the beneficial owners of CORE Media (the “CORE Funds”), (v) certain affiliated-entities through which the CORE Funds owned their beneficial interest in CORE Media, (vi) Twenty-First Century Fox, Inc. (“Fox”) and certain Fox affiliates, and (vii) Endemol USA Holding, Inc. (“Endemol”) and certain Endemol-affiliated entities. The Trust alleges that defendants’ participation in certain transactions related to CORE, including the December 12, 2014 formation of the joint venture through which the CORE Funds and Fox beneficially owned CORE Media and Endemol Shine, induced CORE to breach the loan agreements and tortiously interfered with CORE’s performance of its obligations under the loan agreements. The Trust seeks unspecified compensatory and punitive damages. Apollo believes these claims are without merit. Because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.
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

On August 3, 2017, a putative class action was commenced in the United States District Court for the Middle District of Florida against AGM, Gareth Turner (an Apollo Partner) and Mark Beith (a former Apollo Principal) by Michael McEvoy on behalf of a class of current and former employees of subsidiaries of CEVA Group, LLC (“CEVA Group”) who purchased restricted Class A shares in CEVA Investment Limited (“CIL”), the former parent company of CEVA Group.  The complaint alleges that the defendants breached fiduciary duties to and defrauded the plaintiffs by inducing them to purchase shares in CIL and subsequently participating in a debt restructuring of CEVA Group in which shareholders of CIL did not receive a recovery.  The complaint purports to seek damages in excess of €14 million.  Based on the allegations in the complaint, Apollo believes that there is no merit to the claims.  Additionally, as the case is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.

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
As of June 30, 2017, the approximate aggregate minimum future payments required for operating leases were as follows:

	Remaining 2017	2018	2019	2020	2021	Thereafter	Total
Aggregate minimum future payments	$17,101	$31,347	$30,400	$13,664	$4,757	$6,955	$104,224
Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $10.1 million and $10.0 million for the three months ended June 30, 2017 and 2016, respectively, and $20.4 million and $20.1 million for the six months ended June 30, 2017 and 2016, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Other long-term obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of June 30, 2017, fixed and determinable payments due in connection with these obligations were as follows:

	Remaining 2017	2018	2019	2020	2021	Thereafter	Total
Other long-term obligations	$15,833	$7,777	$3,506	$1,936	$1,936	$1,603	$32,591
Contingent Obligations—Carried interest income with respect to private equity funds and certain credit and real assets funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through June 30, 2017 and that would be reversed approximates $3.1 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of June 30, 2017, AGS had one unfunded contingent commitment of $75.0 million outstanding related to such offerings. The commitment expired with no funding on the part of the Company on July 12, 2017.
As of June 30, 2017, one of the Company’s subsidiaries had unfunded contingent commitments of $153.1 million, to facilitate fundings at closing by lead arrangers for syndicated term loans issued by portfolio companies of funds managed by Apollo. The commitments expire by August 14, 2017. As of August 8, 2017, the unfunded commitments were approximately $18.2 million.
Contingent Consideration—In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the remaining contingent obligation was $86.9 million and $106.3 million as of June 30, 2017 and December 31, 2016, respectively.
The contingent consideration obligations will be remeasured to fair value at each reporting period until the obligations are satisfied and are characterized as Level III liabilities. The changes in the fair value of the contingent consideration obligations is reflected in profit sharing expense in the condensed consolidated statements of operations. See note 5 for further information regarding fair value measurements.
15. SEGMENT REPORTING
Apollo conducts its business primarily in the United States and substantially all of its revenues are generated domestically. Apollo’s business is conducted through three reportable segments: private equity, credit and real assets. Segment information is utilized by our Managing Partners, who operate collectively as our chief operating decision maker, to assess

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

performance and to allocate resources. These segments were established based on the nature of investment activities in each underlying fund, including the specific type of investment made and the level of control over the investment.
The performance is measured by the Company’s chief operating decision maker on an unconsolidated basis because management makes operating decisions and assesses the performance of each of Apollo’s business segments based on financial and operating metrics and data that exclude the effects of consolidation of any of the affiliated funds.
Economic Income
Economic Income, or “EI”, is a key performance measure used by management in evaluating the performance of Apollo’s private equity, credit and real assets segments. Management believes the components of EI, such as the amount of management fees, advisory and transaction fees and carried interest income, are indicative of the Company’s performance. Management uses EI in making key operating decisions such as the following:

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present financial data for Apollo’s reportable segments as of and for the three months ended June 30, 2017 and 2016. Prior period financial data has been updated to conform to the current presentation.

	As of and for the Three Months Ended June 30, 2017
	Private Equity Segment	Credit Segment	Real Assets Segment	Total Reportable Segments
Revenues:
Management fees from related parties	$77,275	$169,856	$19,777	$266,908
Advisory and transaction fees from related parties, net	19,302	3,709	618	23,629
Carried interest income (loss) from related parties:
Unrealized(1)	(98,372)	26,921	926	(70,525)
Realized	136,497	57,119	5,175	198,791
Total carried interest income from related parties	38,125	84,040	6,101	128,266
Total Revenues(2)	134,702	257,605	26,496	418,803
Expenses:
Compensation and benefits:
Salary, bonus and benefits	30,294	59,244	9,022	98,560
Equity-based compensation	7,704	9,228	634	17,566
Profit sharing expense:
Unrealized	(34,983)	12,927	(70)	(22,126)
Realized	53,137	23,080	2,866	79,083
Realized: Equity-based	462	582	—	1,044
Total profit sharing expense	18,616	36,589	2,796	58,001
Total compensation and benefits	56,614	105,061	12,452	174,127
Non-compensation expenses:
General, administrative and other	16,617	31,760	5,297	53,674
Placement fees	1,341	3,918	—	5,259
Total non-compensation expenses	17,958	35,678	5,297	58,933
Total Expenses(2)	74,572	140,739	17,749	233,060
Other Income (Loss):
Income from equity method investments	10,348	5,856	1,015	17,219
Net losses from investment activities	(100)	(299)	—	(399)
Net interest loss	(4,336)	(6,484)	(1,247)	(12,067)
Other income (loss), net	781	(241)	240	780
Total Other Income (Loss)(2)	6,693	(1,168)	8	5,533
Non-Controlling Interests	—	(559)	—	(559)
Economic Income(2)	$66,823	$115,139	$8,755	$190,717
Total Assets(2)	$2,276,050	$2,655,434	$212,255	$5,143,739

(1)
Included in unrealized carried interest income from related parties for three months ended June 30, 2017 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 13 for further details regarding the general partner obligation.

(2)
Refer below for a reconciliation of total revenues, total expenses, other income and total assets for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses, total consolidated other income (loss) and total assets.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended June 30, 2016
	Private Equity Segment	Credit Segment	Real Assets Segment	Total Reportable Segments
Revenues:
Management fees from related parties	$76,518	$151,252	$13,863	$241,633
Advisory and transaction fees from related parties, net	58,301	3,036	3,562	64,899
Carried interest income (loss) from related parties:
Unrealized(1)	207,845	80,397	(1,737)	286,505
Realized	266	40,046	1,668	41,980
Total carried interest income (loss) from related parties	208,111	120,443	(69)	328,485
Total Revenues(2)	342,930	274,731	17,356	635,017
Expenses:
Compensation and benefits:
Salary, bonus and benefits	31,564	54,709	8,249	94,522
Equity-based compensation	6,765	8,300	657	15,722
Profit sharing expense:
Unrealized	67,543	33,954	(661)	100,836
Realized	132	23,215	550	23,897
Total profit sharing expense	67,675	57,169	(111)	124,733
Total compensation and benefits	106,004	120,178	8,795	234,977
Non-compensation expenses:
General, administrative and other	20,551	35,546	5,421	61,518
Placement fees	1,085	683	21	1,789
Total non-compensation expenses	21,636	36,229	5,442	63,307
Total Expenses(2)	127,640	156,407	14,237	298,284
Other Income (Loss):
Income from equity method investments	31,410	12,940	356	44,706
Net gains from investment activities	6,457	82,041	—	88,498
Net interest loss	(3,252)	(4,715)	(919)	(8,886)
Other income (loss), net	341	(127)	44	258
Total Other Income (Loss)(2)	34,956	90,139	(519)	124,576
Non-Controlling Interests	—	(2,175)	—	(2,175)
Economic Income(2)	$250,246	$206,288	$2,600	$459,134

(1)
Included in unrealized carried interest income (losses) from related parties for the three months ended June 30, 2016 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 13 for further detail regarding the general partner obligation.

(2)
Refer below for a reconciliation of total revenues, total expenses and other income for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income (loss).

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments for the three months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,
	2017	2016
Total Consolidated Revenues	$432,872	$660,447
Equity awards granted by unconsolidated related parties and reimbursable expenses(1)	(15,179)	(28,092)
Adjustments related to consolidated funds and VIEs(1)	1,110	1,211
Other(1)	—	1,451
Total Reportable Segments Revenues	$418,803	$635,017

(1)
Represents advisory fees, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments for the three months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,
	2017	2016
Total Consolidated Expenses	$264,526	$343,398
Equity awards granted by unconsolidated related parties and reimbursable expenses(1)	(15,179)	(28,209)
Transaction-related compensation charges(1)	(1,549)	(4,896)
Reclassification of interest expenses	(13,195)	(9,800)
Amortization of transaction-related intangibles(1)	(1,538)	(2,346)
Other(1)	(5)	137
Total Reportable Segments Expenses	$233,060	$298,284

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

The following table reconciles total consolidated other income to total other income for Apollo’s reportable segments for the three months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,
	2017	2016
Total Consolidated Other Income	$23,819	$136,742
Reclassification of interest expense	(13,195)	(9,800)
Adjustments related to consolidated funds and VIEs(1)	(4,890)	(904)
Other	(201)	(1,462)
Total Reportable Segments Other Income	$5,533	$124,576

(1)	Represents the addition of other income of consolidated funds and VIEs.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the reconciliation of income before income tax (provision) benefit reported in the condensed consolidated statements of operations to Economic Income for the three months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,
	2017	2016
Income before income tax (provision) benefit	$192,165	$453,791
Adjustments:
Net income attributable to Non-Controlling Interests in consolidated entities	(4,535)	(2,078)
Transaction-related charges, net(1)	3,087	7,421
Total consolidation adjustments and other	(1,448)	5,343
Economic Income	$190,717	$459,134

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present financial data for Apollo’s reportable segments as of and for the six months ended June 30, 2017 and 2016. Prior period financial data has been updated to conform to the current presentation.

	As of and for the Six Months Ended June 30, 2017
	Private Equity Segment	Credit Segment	Real Assets Segment	Total Reportable Segments
Revenues:
Management fees from related parties	$154,673	$328,198	$36,090	$518,961
Advisory and transaction fees from related parties, net	31,074	6,265	1,357	38,696
Carried interest income from related parties:
Unrealized(1)	65,247	33,243	3,530	102,020
Realized	291,958	88,055	5,239	385,252
Total carried interest income from related parties	357,205	121,298	8,769	487,272
Total Revenues(2)	542,952	455,761	46,216	1,044,929
Expenses:
Compensation and benefits:
Salary, bonus and benefits	61,763	114,126	17,392	193,281
Equity-based compensation	14,799	18,330	1,182	34,311
Profit sharing expense:
Unrealized	20,033	15,142	1,964	37,139
Realized	128,389	36,525	2,892	167,806
Realized: Equity-based	462	869	—	1,331
Total profit sharing expense	148,884	52,536	4,856	206,276
Total compensation and benefits	225,446	184,992	23,430	433,868
Non-compensation expenses:
General, administrative and other	33,977	63,850	9,779	107,606
Placement fees	1,475	5,688	—	7,163
Total non-compensation expenses	35,452	69,538	9,779	114,769
Total Expenses(2)	260,898	254,530	33,209	548,637
Other Income (Loss):
Income from equity method investments	42,076	12,339	2,018	56,433
Net gains from investment activities	3,296	30,795	—	34,091
Net interest loss	(8,578)	(13,006)	(2,471)	(24,055)
Other income, net	18,571	570	303	19,444
Total Other Income (Loss)(2)	55,365	30,698	(150)	85,913
Non-Controlling Interests	—	(1,493)	—	(1,493)
Economic Income(2)	$337,419	$230,436	$12,857	$580,712
Total Assets(2)	$2,276,050	$2,655,434	$212,255	$5,143,739

(1)
Included in unrealized carried interest income from related parties for the six months ended June 30, 2017 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 13 for further details regarding the general partner obligation.

(2)
Refer below for a reconciliation of total revenues, total expenses, other income and total assets for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses, total consolidated other income (loss) and total assets.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Six Months Ended June 30, 2016
	Private Equity Segment	Credit Segment	Real Assets Segment	Total Reportable Segments
Revenues:
Management fees from related parties	$151,436	$293,763	$27,367	$472,566
Advisory and transaction fees from related parties, net	61,014	7,446	4,438	72,898
Carried interest income (loss) from related parties:
Unrealized(1)	61,510	59,218	(5,114)	115,614
Realized	266	85,198	6,439	91,903
Total carried interest income from related parties	61,776	144,416	1,325	207,517
Total Revenues(2)	274,226	445,625	33,130	752,981
Expenses:
Compensation and benefits:
Salary, bonus and benefits	63,638	106,321	16,933	186,892
Equity-based compensation	14,150	16,860	1,432	32,442
Profit sharing expense:
Unrealized	10,169	24,817	(1,832)	33,154
Realized	132	53,776	4,178	58,086
Total profit sharing expense	10,301	78,593	2,346	91,240
Total compensation and benefits	88,089	201,774	20,711	310,574
Non-compensation expenses:
General, administrative and other	36,282	66,032	11,565	113,879
Placement fees	2,079	1,390	21	3,490
Total non-compensation expenses	38,361	67,422	11,586	117,369
Total Expenses(2)	126,450	269,196	32,297	427,943
Other Income (Loss):
Income from equity method investments	25,927	13,788	1,132	40,847
Net losses from investment activities	2,351	29,648	—	31,999
Net interest loss	(5,680)	(8,370)	(1,727)	(15,777)
Other income (loss), net	217	(535)	15	(303)
Total Other Income (Loss)(2)	22,815	34,531	(580)	56,766
Non-Controlling Interests	—	(4,560)	—	(4,560)
Economic Income(2)	$170,591	$206,400	$253	$377,244

(1)
Included in unrealized carried interest income (losses) from related parties for the six months ended June 30, 2016 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 13 for further detail regarding the general partner obligation.

(2)
Refer below for a reconciliation of total revenues, total expenses and other income for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income (loss).

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
	2017	2016
Total Consolidated Revenues	$1,076,423	$781,273
Equity awards granted by unconsolidated related parties and reimbursable expenses(1)	(33,402)	(33,058)
Adjustments related to consolidated funds and VIEs(1)	1,908	1,863
Other(1)	—	2,903
Total Reportable Segments Revenues	$1,044,929	$752,981

(1)
Represents advisory fees, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
	2017	2016
Total Consolidated Expenses	$610,514	$485,297
Equity awards granted by unconsolidated related parties and reimbursable expenses(1)	(33,402)	(33,292)
Transaction-related compensation charges(1)	1,134	(2,523)
Reclassification of interest expenses	(26,194)	(17,673)
Amortization of transaction-related intangibles(1)	(3,410)	(4,396)
Other(1)	(5)	530
Total Reportable Segments Expenses	$548,637	$427,943

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

The following table reconciles total consolidated other income to total other income for Apollo’s reportable segments for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
	2017	2016
Total Consolidated Other Income	$120,447	$78,107
Reclassification of interest expense	(26,194)	(17,673)
Adjustments related to consolidated funds and VIEs(1)	(8,206)	(1,542)
Other	(134)	(2,126)
Total Reportable Segments Other Income	$85,913	$56,766

(1)	Represents the addition of other income of consolidated funds and VIEs.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Economic Income for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
	2017	2016
Income before income tax provision	$586,356	$374,083
Adjustments:
Net income attributable to Non-Controlling Interests in consolidated entities	(7,919)	(4,113)
Transaction-related charges, net(1)	2,275	7,274
Total consolidation adjustments and other	(5,644)	3,161
Economic Income	$580,712	$377,244

(1)
Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. Equity-based compensation adjustment includes non-cash revenues and expenses related to equity awards granted by unconsolidated related parties to employees of the Company.

The following table presents the reconciliation of Apollo’s total reportable segment assets to total assets as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017	As of December 31, 2016
Total reportable segment assets	$5,143,739	$4,694,643
Adjustments(1)	1,078,181	934,910
Total assets	$6,221,920	$5,629,553

(1)	Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.
16. SUBSEQUENT EVENTS
On August 2, 2017, the Company declared a cash distribution of $0.52 per Class A share, which will be paid on August 31, 2017 to holders of record on August 22, 2017.
On August 2, 2017, the Company declared a cash distribution of $0.398438 per Preferred share, which will be paid on September 15, 2017 to holders of record on September 1, 2017.

ITEM 1A.     UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS
OF FINANCIAL CONDITION

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of June 30, 2017
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$1,070,805	$—	$—	$1,070,805
Cash and cash equivalents held at consolidated funds	—	9,672	—	9,672
Restricted cash	5,023	—	—	5,023
Investments	1,655,812	2,124	(81,097)	1,576,839
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	44,726	—	44,726
Investments, at fair value	—	1,049,836	(307)	1,049,529
Other assets	—	55,810	—	55,810
Carried interest receivable	1,272,488	—	(2,177)	1,270,311
Due from related parties	283,230	—	(728)	282,502
Deferred tax assets	598,397	—	—	598,397
Other assets	149,378	433	(111)	149,700
Goodwill	88,852	—	—	88,852
Intangible assets, net	19,754	—	—	19,754
Total Assets	$5,143,739	$1,162,601	$(84,420)	$6,221,920
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$60,094	$—	$—	$60,094
Accrued compensation and benefits	97,515	—	—	97,515
Deferred revenue	116,095	—	—	116,095
Due to related parties	612,772	—	—	612,772
Profit sharing payable	581,854	—	—	581,854
Debt	1,358,444	—	—	1,358,444
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	929,658	(44,897)	884,761
Other liabilities	—	61,877	(110)	61,767
Due to related parties	—	2,904	(2,904)	—
Other liabilities	94,658	772	—	95,430
Total Liabilities	2,921,432	995,211	(47,911)	3,868,732

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Preferred shares	264,398	—	—	264,398
Additional paid in capital	1,716,138	—	—	1,716,138
Accumulated deficit	(755,466)	16,626	(16,625)	(755,465)
Accumulated other comprehensive loss	(3,198)	(1,399)	1,575	(3,022)
Total Apollo Global Management, LLC shareholders’ equity	1,221,872	15,227	(15,050)	1,222,049
Non-Controlling Interests in consolidated entities	6,576	152,163	(21,459)	137,280
Non-Controlling Interests in Apollo Operating Group	993,859	—	—	993,859
Total Shareholders’ Equity	2,222,307	167,390	(36,509)	2,353,188
Total Liabilities and Shareholders’ Equity	$5,143,739	$1,162,601	$(84,420)	$6,221,920

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
General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in private equity, credit and real assets with significant distressed expertise and a flexible mandate in the majority of our funds which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 30 years and lead a team of 988 employees, including 368 investment professionals, as of June 30, 2017.
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

(iii)
Real assets—primarily invests in real estate equity for the acquisition and recapitalization of real estate assets, portfolios, platforms and operating companies, and real estate debt including first mortgage and mezzanine loans, preferred equity and commercial mortgage backed securities.

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
As of June 30, 2017, we had total AUM of $231.8 billion across all of our businesses. More than 90% of our total AUM was in funds with a contractual life at inception of seven years or more, and 41% of such AUM was in permanent capital vehicles. As of June 30, 2017, Fund IX commitments totaled $24.3 billion. On December 31, 2013, Fund VIII held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of June 30, 2017, Fund VIII had $7.4 billion of uncalled commitments remaining. Additionally, Fund VII held a final closing in December 2008, raising a total of $14.7 billion, and as of June 30, 2017, Fund VII had $2.2 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through June 30, 2017. Apollo’s private equity fund appreciation was 1.9% and 10.1% for the three and six months ended June 30, 2017, respectively.

For our credit segment, total gross and net returns, excluding Athene and AGER assets that are managed by Apollo but not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo, were 2.1% and 1.8%, respectively, for the three months ended June 30, 2017 and 4.0% and 3.5%, respectively, for the six months ended June 30, 2017.
For our real assets segment, total combined gross and net returns for AGRE U.S. Real Estate Fund, L.P. (“U.S. RE Fund I”) and Apollo U.S. RE Fund II, L.P. (“U.S. RE Fund II”) including co-investment capital were 5.0% and 4.3%, respectively, for the three months ended June 30, 2017 and 9.3% and 8.0%, respectively, for the six months ended June 30, 2017.
For further detail related to fund performance metrics across all of our businesses, see “—The Historical Investment Performance of Our Funds.”
Holding Company Structure
The diagram below depicts our current organizational structure:

BRH Holdings GP, Ltd. (Class B Share)(2)(5)
Managing Partners
100% of LP Units
GP
BRH Holdings, L.P.(3)
54.3% of Total Voting Power
90.2% of LP Units
GP
Class A Shareholders (Class A Shares)(1)
AGM Management, LLC(5) (Our Manager)
Contributing Partners
9.8% of LP Units
AP Professional Holdings, L.P. (51.9% of Apollo Operating Group Units)(4)
45.7% of Total Voting Power
51.9% of the LP Units of Each Apollo Operating Group Entity
Apollo Global Management, LLC
(48.1% of Apollo Operating Group Units)(6)
Intermediate Holding Companies
100%
APO Asset Co., LLC
100%
APO (FC), LLC
100%
APO (FC III), LLC
100%
APO UK (FC), Limited
100%
APO (FC II), LLC
100%
APO Corp.
48.1% of the LP units of certain Apollo Operating Group Entities
48.1% of the LP units of certain Apollo Operating Group Entities
48.1% of the LP units of certain Apollo Operating Group Entities
48.1% of the LP units of certain Apollo Operating Group Entities
48.1% of the LP units of certain Apollo Operating Group Entities
48.1% of the LP units of certain Apollo Operating Group Entities
Apollo Operating Group

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of August 7, 2017.

(1)
The Strategic Investor holds 9.0% of the Class A shares outstanding and 4.3% of the economic interests in the Apollo Operating Group. The Class A shares held by investors other than the Strategic Investor represent 45.7% of the total voting power of our shares entitled to vote and 43.8% of the economic interests in the Apollo Operating Group. Class A shares held by the Strategic Investor do not have voting rights. However, such Class A shares will become entitled to vote upon transfers by the Strategic Investor in accordance with the agreements entered into in connection with the investments made by the Strategic Investor.

(2)
Our Managing Partners own BRH Holdings GP, Ltd., which in turn holds our only outstanding Class B share. The Class B share represents 54.3% of the total voting power of our shares entitled to vote but no economic interest in Apollo Global Management, LLC. Our Managing Partners’ economic interests are instead represented by their indirect beneficial ownership, through Holdings, of 46.8% of the limited partner interests in the Apollo Operating Group.

(3)	Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles, limited partner interests in Holdings.

(4)
Holdings owns 51.9% of the limited partner interests in each Apollo Operating Group entity. The AOG Units held by Holdings are exchangeable for Class A shares. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 46.8% of the AOG Units. Our Contributing Partners, through their ownership interests in Holdings, beneficially own 5.1% of the AOG Units.

(5)	BRH Holdings GP, Ltd. is the sole member of AGM Management, LLC, our manager. The management of Apollo Global Management, LLC is vested in our manager as provided in our operating agreement.

(6)
Represents 48.1% of the limited partner interests in each Apollo Operating Group entity, held through the intermediate holding companies. Apollo Global Management, LLC, also indirectly owns 100% of the general partner interests in each Apollo Operating Group entity.

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
In the U.S., the S&P 500 Index rose by 2.6% in the second quarter of 2017, following an increase of 5.5% in the first quarter of 2017. Outside the U.S., global equity markets rose during the second quarter of 2017. The MSCI All Country World ex USA Index rose 5.8% following an increase of 8.0% in the first quarter of 2017.
Conditions in the credit markets also have a significant impact on our business. Credit markets rose in the second quarter of 2017, with the BofAML HY Master II Index increasing 2.1% and the S&P/LSTA Leveraged Loan Index increasing 0.8%. Benchmark interest rates decreased slightly in the second quarter, continuing a similar trend from the first quarter, as investors weigh potential monetary policy actions by the Federal Reserve. The U.S. 10-year Treasury yield fell slightly to finish the quarter at 2.3%.
Foreign exchange rates can impact the valuations of our funds’ investments that are denominated in currencies other than the U.S. dollar. Relative to the U.S. dollar, the Euro appreciated 7.3% in the second quarter of 2017, after appreciating 1.3% in the first quarter of 2017, while the British pound appreciated 3.8% in the second quarter of 2017, after appreciating by 1.7% in the first quarter of 2017. Commodities were generally mixed in the second quarter of 2017. The price of crude oil declined 9.0% during the second quarter of 2017, following a decline of 5.8% in the first quarter of 2017.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 2.6% in the second quarter of 2017, compared to a 1.2% increase in the first quarter of 2017. As of July 2017, the International Monetary Fund estimated that the U.S. economy will expand by 2.1% in 2017 and by 2.1% in 2018. Additionally, the U.S. unemployment rate stood at 4.4% as of June 30, 2017, down from 4.5% at March 31, 2017.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its fund investors by focusing on opportunities that management believes are often overlooked by other investors. As such, Apollo’s global integrated investment platform deployed $2.6 billion and $13.9 billion of capital through the funds it manages during the second quarter and the twelve months ended June 30, 2017, respectively. We believe Apollo’s expertise in credit and its focus on nine core industry sectors, combined with more than 27 years of investment experience, has allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors include chemicals, manufacturing and industrial, natural resources, consumer and retail, consumer services, business services, financial services, leisure, and media/telecom/technology. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods.
In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities. As such, Apollo had $35.7 billion and $54.8 billion of capital inflows during the second quarter and the twelve months ended June 30, 2017, respectively. While Apollo continues to attract capital inflows, it also continues to generate realizations for fund investors. Apollo returned $2.7 billion and $7.3 billion of capital and realized gains to the investors in the funds it manages during the second quarter and the twelve months ended June 30, 2017, respectively.
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
Economic Net Income represents EI adjusted to reflect income tax provision on EI that has been calculated assuming that all income is allocated to Apollo Global Management, LLC, which would occur following an exchange of all AOG Units for Class A shares of Apollo Global Management, LLC. The economic assumptions and methodologies that impact the implied income tax provision are similar to those methodologies and certain assumptions used in calculating the income tax provision for Apollo’s condensed consolidated statements of operations under U.S. GAAP. ENI is net of preferred distributions, if any, to Series A Preferred shareholders.
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

Distributable Earnings
Distributable Earnings (“DE”), as well as DE After Taxes and Related Payables are derived from our segment reported results, and are supplemental non-U.S. GAAP measures to assess performance and the amount of earnings available for distribution to Class A shareholders, holders of RSUs that participate in distributions and holders of AOG Units. DE represents the amount of net realized earnings without the effects of the consolidation of any of the related funds. DE, which is a component of EI, is the sum across all segments of (i) total management fees and advisory and transaction fees, (ii) other income (loss), excluding the gains (losses) arising from the reversal of a portion of the tax receivable agreement liability (iii) realized carried interest income, and (iv) realized investment income, less (x) compensation expense, excluding the expense related to equity-based awards, (y) realized profit sharing expense, and (z) non-compensation expenses, excluding depreciation and amortization expense. DE After Taxes and Related Payables represents DE less estimated current corporate, local and non-U.S. taxes as well as the payable under Apollo’s tax receivable agreement. DE After Taxes and Related Payables is net of preferred distributions, if any, to Series A Preferred shareholders. A reconciliation of DE and EI to their most directly comparable U.S. GAAP measure of income before income tax provision can be found in “—Summary of Non-U.S. GAAP Measures”.
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
Assets Under Management
The tables below present Fee-Generating and Non-Fee-Generating AUM by segment as of June 30, 2017 and 2016 and December 31, 2016:

	As of June 30, 2017
	Private Equity	Credit	Real Assets	Total
	(in millions)
Fee-Generating	$30,011	$121,271	$9,672	$160,954
Non-Fee-Generating	37,787	29,762	3,337	70,886
Total Assets Under Management	$67,798	$151,033	$13,009	$231,840

	As of June 30, 2016
	Private Equity	Credit	Real Assets	Total
	(in millions)
Fee-Generating	$29,530	$108,774	$7,124	$145,428
Non-Fee-Generating	11,651	25,110	4,077	40,838
Total Assets Under Management	$41,181	$133,884	$11,201	$186,266

	As of December 31, 2016
	Private Equity	Credit	Real Assets	Total
	(in millions)
Fee-Generating	$30,722	$111,781	$8,295	$150,798
Non-Fee-Generating	12,906	24,826	3,158	40,890
Total Assets Under Management	$43,628	$136,607	$11,453	$191,688
The table below presents AUM with Future Management Fee Potential, which is a component of Non-Fee-Generating AUM, for each of Apollo’s three segments as of June 30, 2017 and 2016 and December 31, 2016.

	As of June 30, 2017	As of June 30, 2016	As of December 31, 2016
	(in millions)
Private Equity	$25,541	$2,589	$1,977
Credit	9,184	6,256	6,533
Real Assets	877	1,110	639
Total AUM with Future Management Fee Potential	$35,602	$9,955	$9,149
The following tables present the components of Carry-Eligible AUM for each of Apollo’s three segments as of June 30, 2017 and 2016 and December 31, 2016:

	As of June 30, 2017
	Private Equity	Credit	Real Assets	Total
	(in millions)
Carry-Generating AUM	$23,141	$27,839	$797	$51,777
AUM Not Currently Generating Carry	456	13,751	414	14,621
Uninvested Carry-Eligible AUM	34,731	9,988	1,277	45,996
Total Carry-Eligible AUM	$58,328	$51,578	$2,488	$112,394

	As of June 30, 2016
	Private Equity	Credit	Real Assets	Total
	(in millions)
Carry-Generating AUM	$16,778	$25,945	$494	$43,217
AUM Not Currently Generating Carry	1,697	13,786	680	16,163
Uninvested Carry-Eligible AUM	15,079	8,704	1,207	24,990
Total Carry-Eligible AUM	$33,554	$48,435	$2,381	$84,370

	As of December 31, 2016
	Private Equity	Credit	Real Assets	Total
	(in millions)
Carry-Generating AUM	$21,521	$33,306	$776	$55,603
AUM Not Currently Generating Carry	487	7,219	365	8,071
Uninvested Carry-Eligible AUM	13,136	11,119	976	25,231
Total Carry-Eligible AUM	$35,144	$51,644	$2,117	$88,905

The following table presents AUM Not Currently Generating Carry for funds that have commenced investing capital for more than 24 months as of June 30, 2017 and the corresponding appreciation required to reach the preferred return or high watermark in order to generate carried interest:

Category / Fund	Invested AUM Not Currently Generating Carry	Investment Period Active > 24 Months	Appreciation Required to Achieve Carry(1)
	(in millions)
Private Equity:
Total Private Equity	$456	$456	23%
Credit:
Drawdown	4,302	4,178	29%
Liquid/Performing	8,796	6,814	< 250bps
		16	250-500bps
		473	> 500bps
MidCap, AINV, AFT, AIF	653	653	< 250bps
Total Credit	13,751	12,134	12%
Real Assets:
Total Real Assets	414	253	> 250bps
Total	$14,621	$12,843

(1)
All investors in a given fund are considered in aggregate when calculating the appreciation required to achieve carry presented above. Appreciation required to achieve carry may vary by individual investor.

The components of Fee-Generating AUM by segment as of June 30, 2017 and 2016 and December 31, 2016 are presented below:

	As of June 30, 2017
	Private Equity		Credit	Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$21,803		$6,805	$784	$29,392
Fee-Generating AUM based on invested capital	7,372		6,925	4,958	19,255
Fee-Generating AUM based on gross/adjusted assets	836		92,125	3,838	96,799
Fee-Generating AUM based on NAV	—		15,416	92	15,508
Total Fee-Generating AUM	$30,011	(1)	$121,271	$9,672	$160,954

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at June 30, 2017 was 62 months.

	As of June 30, 2016
	Private Equity		Credit	Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$20,563		$6,015	$410	$26,988
Fee-Generating AUM based on invested capital	8,167		4,438	4,033	16,638
Fee-Generating AUM based on gross/adjusted assets	328		88,529	2,598	91,455
Fee-Generating AUM based on NAV	472		9,792	83	10,347
Total Fee-Generating AUM	$29,530	(1)	$108,774	$7,124	$145,428

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at June 30, 2016 was 69 months.

	As of December 31, 2016
	Private Equity		Credit	Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$21,782		$8,072	$724	$30,578
Fee-Generating AUM based on invested capital	8,058		4,212	4,374	16,644
Fee-Generating AUM based on gross/adjusted assets	882		88,196	3,131	92,209
Fee-Generating AUM based on NAV	—		11,301	66	11,367
Total Fee-Generating AUM	$30,722	(1)	$111,781	$8,295	$150,798

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2016 was 66 months.
The following table presents total AUM and Fee-Generating AUM amounts for our private equity segment:

	Total AUM			Fee-Generating AUM
	As of June 30,		As of December 31,	As of June 30,		As of December 31,
	2017	2016	2016	2017	2016	2016
	(in millions)
Traditional Private Equity Funds	$55,163	$30,767	$30,490	$23,842	$24,746	$24,457
Natural Resources	4,737	3,535	5,223	4,042	2,927	4,181
Other(1)	7,898	6,879	7,915	2,127	1,857	2,084
Total	$67,798	$41,181	$43,628	$30,011	$29,530	$30,722

(1)	Includes co-investments contributed to Athene by AAA through its investment in AAA Investments as discussed in note 13 of the condensed consolidated financial statements.
The following table presents total AUM and Fee-Generating AUM amounts for our credit segment by category type:

	Total AUM			Fee-Generating AUM
	As of June 30,		As of December 31,	As of June 30,		As of December 31,
	2017	2016	2016	2017	2016	2016
	(in millions)
Liquid/Performing	$39,613	$35,468	$35,684	$35,030	$31,738	$31,562
Drawdown	25,646	20,748	23,852	15,291	11,875	13,645
Permanent capital vehicles ex Athene Non-Sub-Advised(1)	12,657	14,780	12,330	11,873	11,329	11,460
Athene Non-Sub-Advised(1)	54,921	48,665	50,761	54,921	48,665	50,761
AGER Non-Sub-Advised(1)	6,641	5,167	4,353	4,156	5,167	4,353
Advisory	11,555	9,056	9,627	—	—	—
Total	$151,033	$133,884	$136,607	$121,271	$108,774	$111,781

(1)
Athene Non-Sub-Advised and AGER Non-Sub-Advised reflects total combined AUM of $79.1 billion less $17.5 billion of assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo included within other asset categories. AGER Non-Sub-Advised includes $4.2 billion of AUM for which AAME provides investment advisory services.

The following table presents the Athene and AGER assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo:

	Total AUM
	As of June 30,		As of December 31,
	2017	2016	2016
	(in millions)
Private Equity	$1,202	$862	$1,099
Credit
Liquid/Performing	10,280	8,560	9,407
Drawdown	1,056	896	1,075
Total Credit	11,336	9,456	10,482
Real Assets
Debt	4,536	3,636	3,698
Equity	428	347	439
Total Real Assets	4,964	3,983	4,137
Total	$17,502	$14,301	$15,718
The following table presents total AUM and Fee-Generating AUM amounts for our real assets segment:

	Total AUM			Fee-Generating AUM
	As of June 30,		As of December 31,	As of June 30,		As of December 31,
	2017	2016	2016	2017	2016	2016
	(in millions)
Debt	$9,677	$7,916	$8,604	$7,837	$5,659	$6,577
Equity	3,332	3,285	2,849	1,835	1,465	1,718
Total	$13,009	$11,201	$11,453	$9,672	$7,124	$8,295
The following tables summarize changes in total AUM for each of Apollo’s three segments for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,
	2017				2016
	Private Equity	Credit	Real Assets	Total	Private Equity	Credit	Real Assets	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$44,573	$140,932	$11,961	$197,466	$37,702	$123,854	$10,957	$172,513
Inflows	23,771	10,289	1,650	35,710	3,075	12,493	795	16,363
Outflows(2)	(3)	(2,089)	(302)	(2,394)	(143)	(2,952)	—	(3,095)
Net Flows	23,768	8,200	1,348	33,316	2,932	9,541	795	13,268
Realizations	(1,361)	(779)	(516)	(2,656)	(341)	(453)	(547)	(1,341)
Market Activity(3)(4)	818	2,680	216	3,714	888	942	(4)	1,826
End of Period	$67,798	$151,033	$13,009	$231,840	$41,181	$133,884	$11,201	$186,266

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

(2)	Outflows for Total AUM include redemptions of $121.9 million and $518.3 million during the three months ended June 30, 2017 and 2016, respectively.

(3)	Includes foreign exchange impacts of $83.4 million, $1.6 billion and $62.0 million for private equity, credit and real assets, respectively, during the three months ended June 30, 2017.

(4)	Includes foreign exchange impacts of $(18.1) million, $(278.5) million and $(90.0) million for private equity, credit and real assets, respectively, during the three months ended June 30, 2016.

	For the Six Months Ended June 30,
	2017				2016
	Private Equity	Credit	Real Assets	Total	Private Equity	Credit	Real Assets	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$43,628	$136,607	$11,453	$191,688	$37,502	$121,361	$11,260	$170,123
Inflows	24,069	14,674	2,280	41,023	3,557	16,157	1,227	20,941
Outflows(2)	(74)	(2,787)	(302)	(3,163)	(449)	(4,326)	—	(4,775)
Net Flows	23,995	11,887	1,978	37,860	3,108	11,831	1,227	16,166
Realizations	(2,411)	(1,144)	(779)	(4,334)	(362)	(774)	(1,345)	(2,481)
Market Activity(3)(4)	2,586	3,683	357	6,626	933	1,466	59	2,458
End of Period	$67,798	$151,033	$13,009	$231,840	$41,181	$133,884	$11,201	$186,266

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

(2)	Outflows for Total AUM include redemptions of $419.7 million and $865.7 million during the six months ended June 30, 2017 and 2016, respectively.

(3)	Includes foreign exchange impacts of $121.6 million, $1.8 billion and $90.0 million for private equity, credit and real assets, respectively, during the six months ended June 30, 2017.

(4)	Includes foreign exchange impacts of $41.2 million, $146.5 million and $(80.4) million for private equity, credit and real assets, respectively, during the six months ended June 30, 2016.

Total AUM was $231.8 billion at June 30, 2017, an increase of $34.3 billion, or 17.4%, compared to $197.5 billion at March 31, 2017. The net increase was primarily due to:

Net flows of $33.3 billion primarily related to:

•	a $23.8 billion increase related to funds we manage in the private equity segment primarily consisting of subscriptions attributable to Fund IX of $23.3 billion;

•
an $8.2 billion increase related to funds we manage in the credit segment primarily consisting of an increase in AUM relating to Athene and AGER of $3.7 billion and $2.3 billion, respectively, subscriptions of $3.3 billion primarily related to our liquid/performing funds and an increase in AUM relating to Advisory assets of $1.1 billion, offset by net segment transfers of $1.8 billion; and

•	a $1.3 billion increase related to funds we manage in the real assets segment primarily consisting of net segment transfers of $1.3 billion.

Market activity of $3.7 billion primarily related to $2.7 billion and $0.8 billion of appreciation in the funds we manage in the credit and private equity segments, respectively.

Offsetting these increases were:

Realizations of $2.7 billion primarily related to:

•
$1.4 billion related to funds we manage in the private equity segment primarily consisting of distributions of $0.7 billion and $0.6 billion from our traditional private equity funds and our natural resources funds, respectively;

•
$0.8 billion related to funds we manage in the credit segment primarily consisting of distributions of $0.5 billion and $0.2 billion from our drawdown funds and our liquid/performing funds, respectively; and

•	$0.5 billion related to funds we manage in the real assets segment primarily consisting of distributions of $0.4 billion from our real estate debt funds.

Total AUM was $231.8 billion at June 30, 2017, an increase of $40.1 billion, or 20.9%, compared to $191.7 billion at December 31, 2016. The net increase was primarily due to:

Net flows of $37.9 billion primarily related to:

•	a $24.0 billion increase related to funds we manage in the private equity segment primarily consisting of subscriptions attributable to Fund IX of $23.3 billion;

•
an $11.9 billion increase related to funds we manage in the credit segment primarily consisting of a net increase in AUM relating to Athene and AGER of $5.5 billion and $2.4 billion, respectively, subscriptions of $4.4 billion primarily related to our liquid/performing funds and an increase in AUM relating to Advisory assets of $1.7 billion, offset by net segment transfers of $2.0 billion; and

•	a $2.0 billion increase related to funds we manage in the real assets segment primarily consisting of net segment transfers of $1.4 billion and subscriptions of $0.7 billion.

Market activity of $6.6 billion primarily related to $3.7 billion and $2.6 billion of appreciation in the funds we manage in the credit and private equity segments, respectively.

Offsetting these increases were:

Realizations of $4.3 billion primarily related to:

•
$2.4 billion related to funds we manage in the private equity segment primarily consisting of distributions of $1.4 billion, $0.6 billion and $0.4 billion from our traditional private equity funds, natural resources funds and co-investment vehicles, respectively;

•	$1.1 billion related to funds we manage in the credit segment primarily consisting of distributions of $0.6 billion and $0.4 billion from drawdown funds and liquid/performing funds, respectively; and

•	$0.8 billion related to funds we manage in the real assets segment primarily consisting of distributions of $0.6 billion from our real estate debt funds.

The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three segments for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,
	2017				2016
	Private Equity	Credit	Real Assets	Total	Private Equity	Credit	Real Assets	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$30,774	$114,914	$8,466	$154,154	$29,325	$104,904	$6,844	$141,073
Inflows	201	7,893	1,483	9,577	413	4,730	696	5,839
Outflows(2)	(525)	(2,198)	(15)	(2,738)	(91)	(766)	—	(857)
Net Flows	(324)	5,695	1,468	6,839	322	3,964	696	4,982
Realizations	(503)	(411)	(346)	(1,260)	(77)	(257)	(394)	(728)
Market Activity(3)	64	1,073	84	1,221	(40)	163	(22)	101
End of Period	$30,011	$121,271	$9,672	$160,954	$29,530	$108,774	$7,124	$145,428

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

(2)	Outflows for Fee-Generating AUM include redemptions of $101.7 million and $294.6 million during the three months ended June 30, 2017 and 2016, respectively.

(3)
Includes foreign exchange impacts of $725.8 million and $33.8 million for credit and real assets, respectively, during the three months ended June 30, 2017, and foreign exchange impacts of $(249.7) million and $(34.2) million for credit and real assets, respectively, during the three months ended June 30, 2016.

	For the Six Months Ended June 30,
	2017				2016
	Private Equity	Credit	Real Assets	Total	Private Equity	Credit	Real Assets	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$30,722	$111,781	$8,295	$150,798	$29,258	$101,522	$7,317	$138,097
Inflows	232	11,495	1,830	13,557	693	8,621	813	10,127
Outflows(2)	(525)	(3,182)	(15)	(3,722)	(304)	(1,374)	(46)	(1,724)
Net Flows	(293)	8,313	1,815	9,835	389	7,247	767	8,403
Realizations	(503)	(647)	(590)	(1,740)	(77)	(437)	(941)	(1,455)
Market Activity(3)	85	1,824	152	2,061	(40)	442	(19)	383
End of Period	$30,011	$121,271	$9,672	$160,954	$29,530	$108,774	$7,124	$145,428

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

(2)	Outflows for Fee-Generating AUM include redemptions of $379.0 million and $584.6 million during the three and six months ended June 30, 2017 and 2016, respectively.

(3)
Includes foreign exchange impacts of $864.0 million and $39.1 million for credit and real assets, respectively, during the six months ended June 30, 2017, and foreign exchange impacts of $136.8 million and $(18.7) million for credit and real assets, respectively, during the six months ended June 30, 2016.

Total Fee-Generating AUM was $161.0 billion at June 30, 2017, an increase of $6.8 billion or 4.4%, compared to $154.2 billion at March 31, 2017. The net increase was primarily due to:

Net flows of $6.8 billion primarily related to:

•
a $5.7 billion increase related to funds we manage in the credit segment primarily consisting of an increase in AUM relating to Athene of $3.7 billion, subscriptions of $2.2 billion primarily related to our liquid/performing funds and fee-generating capital deployment of $1.7 billion. This was offset by net segment transfers of $1.2 billion, fee-generating capital reduction of $0.9 billion and redemptions of $0.1 billion; and

•	a $1.5 billion increase related to funds we manage in the real assets segment primarily consisting of $1.2 billion of net segment transfers and subscriptions of $0.3 billion.

Market activity of $1.2 billion primarily related to appreciation in the funds we manage in the credit segment.

Offsetting these increases were:

Realizations of $1.3 billion primarily related to:

•	$0.5 billion related to funds we manage in the private equity segment primarily driven by distributions of $0.3 billion from our traditional private equity funds;

•
$0.4 billion related to funds we manage in the credit segment primarily driven by distributions of $0.2 billion and $0.1 billion from our liquid/performing funds and our drawdown funds, respectively; and

•	$0.3 billion related to funds we manage in the real assets segment primarily driven by our real estate debt funds.

Total Fee-Generating AUM was $161.0 billion at June 30, 2017, an increase of $10.2 billion or 6.8%, compared to $150.8 billion at December 31, 2016. The net increase was primarily due to:

Net flows of $9.8 billion primarily related to:

•
an $8.3 billion increase related to funds we manage in the credit segment primarily consisting of an increase in AUM relating to Athene of $5.5 billion, subscriptions of $3.1 billion primarily related to our liquid/performing funds and an increase in fee-generating capital deployment of $2.0 billion. This was offset by segment transfers of $1.6 billion, fee-generating capital reduction of $1.0 billion and redemptions of $0.4 billion; and

•	a $1.8 billion increase related to funds we manage in the real assets segment primarily consisting of net segment transfers of $1.2 billion and subscriptions of $0.6 billion.

Market activity of $2.1 billion primarily related to appreciation in the funds we manage in the credit segment.

Offsetting these increases were:

Realizations of $1.7 billion primarily related to:

•
$0.6 billion related to funds we manage in the credit segment primarily driven by distributions of $0.3 billion from our liquid/performing funds and distributions of $0.2 billion from our permanent capital vehicles;

•	$0.6 billion related to funds we manage in the real assets segment primarily driven by distributions from our real estate debt funds; and

•	$0.5 billion related to funds we manage in the private equity segment primarily driven by distributions of $0.3 billion from our traditional private equity funds.

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
Capital Deployed
The following table summarizes by segment the capital deployed for funds and SIAs with a defined maturity date and certain funds and SIAs in Apollo’s real estate debt strategy during the specified reporting periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Private Equity	$723	$4,638	$2,288	$5,139
Credit	1,155	620	2,147	1,957
Real Assets(1)	746	649	1,612	983
Total capital deployed	$2,624	$5,907	$6,047	$8,079

(1)
Included in capital deployed is $727 million and $1,462 million for the three and six months ended June 30, 2017, respectively, and $605 million and $907 million for the three and six months ended June 30, 2016, respectively, related to funds in Apollo’s real estate debt strategy.

Uncalled Commitments
The following table summarizes the uncalled commitments by segment during the specified reporting periods:

	As of June 30, 2017	As of December 31, 2016
	(in millions)
Private Equity	$38,304	$16,079
Credit	13,255	11,816
Real Assets	1,422	1,414
Total uncalled commitments(1)	$52,981	$29,309

(1)
As of June 30, 2017 and December 31, 2016, $49.3 billion and $25.9 billion, respectively, represented the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses.

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
Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund IV generated a 12% gross IRR and a 9% net IRR since its inception through June 30, 2017, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through June 30, 2017. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares” in the 2016 Annual Report.

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
All amounts are as of June 30, 2017, unless otherwise noted:

									As of June 30, 2017
($ in millions)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital(1)	Realized Value(1)	Remaining Cost(1)	Unrealized Value(1)	Total Value(1)	Gross IRR(1)		Net IRR(1)
Private Equity:
Fund IX	N/A	$24,300	$24,300	—	—	—	—	—	—		—
Fund VIII	2013	20,832	18,377	$11,252	$2,021	$9,858	$13,210	$15,231	26%		16%
Fund VII	2008	5,972	14,677	16,125	29,803	3,498	3,633	33,436	34		26
Fund VI	2006	3,733	10,136	12,457	18,100	3,407	3,114	21,214	12		10
Fund V	2001	311	3,742	5,192	12,697	138	54	12,751	61		44
Fund I, II, III, IV and MIA(3)	Various	15	7,320	8,753	17,400	—	1	17,401	39		26
Traditional Private Equity Funds(4)		$55,163	$78,552	$53,779	$80,021	$16,901	$20,012	$100,033	39%		25%
ANRP II	2016	3,522	3,454	908	467	701	918	1,385	NM	(2)	NM	(2)
ANRP I	2012	1,215	1,323	1,044	577	709	889	1,466	13		9
AION	2013	699	826	406	159	294	289	448	8%		(5)%
Total Private Equity(9)		$60,599	$84,155	$56,137	$81,224	$18,605	$22,108	$103,332
Credit:
Credit Opportunity Funds
COF III	2014	$3,184	$3,426	$4,687	$2,450	$2,366	$2,213	$4,663	(1)%		(2)%
COF I and II	2008	447	3,068	3,787	7,397	126	167	7,564	23		20
European Principal Finance Funds
EPF II(5)	2012	4,197	3,459	3,713	1,731	1,981	3,266	4,997	19		12
EPF I(5)	2007	267	1,480	1,944	3,244	—	31	3,275	23		17
Structured Credit Funds
FCI II	2013	2,533	1,555	2,090	870	1,626	1,805	2,675	15		12
FCI I	2012	1,061	559	1,303	929	824	823	1,752	15		11
SCRF III (12)	2015	976	1,238	1,765	1,330	554	576	1,906	18		14
SCRF I and II(12)	Various	—	222	707	885	—	—	885	27		21
Other Drawdown Funds & SIAs(6)	Various	7,089	9,467	8,530	8,194	2,454	2,182	10,376	9		6
Total Credit(10)		$19,754	$24,474	$28,526	$27,030	$9,931	$11,063	$38,093
Real Assets:
U.S. RE Fund II(7)	2016	$912	$863	$423	$146	$358	$411	$557	20%		18%
U.S. RE Fund I(7)	2012	481	652	634	628	246	315	943	17		13
AGRE Debt Fund I(13)	2011	1,127	2,098	2,069	1,163	1,137	1,078	2,241	8		6
CPI Funds(8)	Various	613	4,940	2,548	2,599	283	84	2,683	15		11
Asia RE Fund	2017	585	588	175	—	175	184	184	NM	(2)	NM	(2)
Total Real Assets(11)		$3,718	$9,141	$5,849	$4,536	$2,199	$2,072	$6,608

(1)	Refer to the definitions of Vintage Year, Total Invested Capital, Realized Value, Remaining Cost, Unrealized Value, Total Value, Gross IRR and Net IRR described elsewhere in this report.

(2)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

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

(4)	Total IRR is calculated based on total cash flows for all funds presented.

(5)	Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.14 as of June 30, 2017.

(6)
Amounts presented have been aggregated for (i) drawdown funds with AUM greater than $500 million that do not form part of a flagship series of funds and (ii) SIAs with AUM greater than $200 million that do not predominantly invest in other Apollo funds or SIAs. Certain SIAs’ historical figures are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.14 as of June 30, 2017. Additionally, certain SIAs totaling $1.8 billion of AUM have been excluded from Total Invested Capital, Realized Value, Remaining Cost, Unrealized Value and Total Value. These SIAs have an open ended life and a significant turnover in their portfolio assets due to the ability to recycle capital. These SIAs had $10.2 billion of Total Invested Capital through June 30, 2017.

(7)
U.S. RE Fund I and U.S. RE Fund II had $156 million and $390 million of co-investment commitments raised as of June 30, 2017, respectively, which are included in the figures in the table. A co-invest entity within U.S. RE Fund I is denominated in GBP and translated into U.S. dollars at an exchange rate of £1.00 to $1.30 as of June 30, 2017.

(8)
As part of the acquisition of Citi Property Investors (“CPI”), Apollo acquired general partner interests in fully invested funds. CPI Funds refers to CPI Capital Partners North America, CPI Capital Partners Asia Pacific, CPI Capital Partners Europe and other CPI funds or individual investments of which Apollo is not the general partner or manager and only receives fees pursuant to either a sub-advisory agreement or an investment management and administrative agreement. For CPI Capital Partners North America, CPI Capital Partners Asia Pacific and CPI Capital Partners Europe, the gross and net IRRs are presented in the investment record table since acquisition on November 12, 2010. The aggregate net IRR for these funds from their inception to June 30, 2017 was (1)%. This net IRR was primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo only became the general partner or manager of these funds upon completing the acquisition on November 12, 2010.

(9)
Certain private equity co-investment vehicles and funds with AUM less than $500 million have been excluded. These co-investment vehicles and funds had $7.2 billion of aggregate AUM as of June 30, 2017.

(10)	Certain credit funds and SIAs with AUM less than $500 million and $200 million, respectively, have been excluded. These funds and SIAs had $5.9 billion of aggregate AUM as of June 30, 2017.

(11)
Certain accounts owned by or related to Athene, certain co-investment vehicles and certain funds with AUM less than $500 million have been excluded. These accounts, co-investment vehicles and funds had $5.3 billion of aggregate AUM as of June 30, 2017.

(12)	Remaining cost for certain of our credit funds may include physical cash called, invested or reserved for certain levered investments.

(13)
The investor in this U.S. Dollar denominated fund has chosen to make contributions and receive distributions in the local currency of each underlying investment. As a result, Apollo has not entered into foreign currency hedges for this fund and the returns presented include the impact of foreign currency gains or losses. The investor’s gross and net IRR, before the impact of foreign currency gains or losses, from the fund’s inception to June 30, 2017 was 10% and 9%, respectively.

Private Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of June 30, 2017:

	Total Invested Capital	Total Value	Gross IRR
	(in millions)
Distressed for Control	$7,884	$18,641	29%
Non-Control Distressed	5,417	8,401	71
Total	13,301	27,042	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit(1)	40,478	72,991	22
Total	$53,779	$100,033	39%

(1)	Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

The following tables provide additional detail on the composition of the Fund VIII, Fund VII and Fund VI private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV and V are included in the table above but not presented below as their remaining value is less than $100 million or the fund has been liquidated. All amounts are as of June 30, 2017:
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,318	$3,448
Opportunistic Buyouts	8,420	11,074
Distressed	514	709
Total	$11,252	$15,231
Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,204	$4,544
Opportunistic Buyouts	4,338	10,496
Distressed/Other Credit(2)	9,583	18,396
Total	$16,125	$33,436
Fund VI

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$3,397	$5,805
Opportunistic Buyouts	6,374	10,441
Distressed/Other Credit(2)	2,686	4,968
Total	$12,457	$21,214

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
During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through June 30, 2017), our private equity funds have invested $43.5 billion, of which $19.1 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII and VI was 5.7x, 6.1x and 7.7x, respectively, as of June 30, 2017. Our average entry multiple for a private equity fund is the average of the total enterprise value over an applicable adjusted earnings before interest, taxes, depreciation and amortization which may incorporate certain adjustments based on the investment team’s estimate and we believe captures the true economics of our funds’ investments in portfolio companies. The average entry multiple of actively investing funds may include committed investments not yet closed.
Credit
The following table presents the AUM and gross and net returns information for Apollo’s credit segment by category type:

	As of June 30, 2017				Gross Returns(1)		Net Returns(1)
	AUM	Fee-Generating AUM	Carry-Eligible AUM	Carry-Generating AUM	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Category	(in millions)
Liquid/Performing	$39,613	$35,030	$20,352	$10,484	1.4%	3.4%	1.3%	3.1%
Drawdown(2)	25,646	15,291	21,093	8,442	3.6	5.3	3.2	4.5
Permanent capital vehicles ex Athene Non-Sub-Advised(3)	12,657	11,873	10,133	8,913	3.0	5.6	2.0	3.8
Athene Non-Sub-Advised(3)	54,921	54,921	—	—	N/A	N/A	N/A	N/A
AGER Non-Sub-Advised(3)	6,641	4,156	—	—	N/A	N/A	N/A	N/A
Advisory	11,555	—	—	—	N/A	N/A	N/A	N/A
Total Credit	$151,033	$121,271	$51,578	$27,839	2.1%	4.0%	1.8%	3.5%

(1)
The gross and net returns for the three and six months ended June 30, 2017 for total credit excludes assets managed by AAM that are not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo.

(2)
As of June 30, 2017, significant drawdown funds and SIAs had inception-to-date gross and net IRRs of 16.1% and 12.4%, respectively. Significant drawdown funds and SIAs include funds and SIAs with AUM greater than $200 million that do not predominantly invest in other Apollo funds or SIAs.

(3)
Athene Non-Sub-Advised and AGER Non-Sub-Advised reflects total combined AUM of $79.1 billion less $17.5 billion of assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo included within other asset categories. AGER Non-Sub-Advised includes $4.2 billion of AUM for which AAME provides investment advisory services.

Liquid/Performing
The following table summarizes the investment record for funds in the liquid/performing category within Apollo’s credit segment. The significant funds included in the investment record table below have greater than $200 million of AUM and do not predominantly invest in other Apollo funds or SIAs.

			Net Returns
	Vintage Year	Total AUM	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Credit:		(in millions)
Hedge Funds(1)	Various	$6,399	1%	2%	3%	5%
CLOs(2)	Various	11,541	1	2	2	4
SIAs / Other	Various	21,673	2	4	3	3
Total		$39,613

(1)	Hedge Funds primarily includes Apollo Credit Strategies Master Fund Ltd., Apollo Credit Master Fund Ltd. and Apollo Credit Short Opportunities Fund.

(2)	CLO returns are calculated based on gross return on invested assets, which excludes cash.
Permanent Capital
The following table summarizes the investment record for our permanent capital vehicles by segment, excluding Athene-related assets managed or advised by Athene Asset Management and AAME:

		Total AUM	Total Returns(1)
	IPO Year(2)	As of June 30, 2017	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Credit:		(in millions)
MidCap(3)	N/A	$7,400	3%	6%	2%	3%
AIF	2013	391	1	10	9	9
AFT	2011	432	(2)	—	6	8
AINV(4)	2004	4,257	—	14	3	14
Real Assets:
ARI	2009	4,080	1%	17%	1%	(1	) %
Total		$16,560

(1)
Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

(2)	An IPO year represents the year in which the vehicle commenced trading on a national securities exchange.

(3)
MidCap is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 2% and 1% for the three months ended June 30, 2017 and 2016, respectively, and 4% and 2% for the six months ended June 30, 2017 and 2016, respectively.

(4)
All amounts are as of March 31, 2017, except for total returns. Refer to www.apolloic.com for the most recent financial information on AINV. The information contained on AINV’s website is not part of this report. Includes $1.5 billion of AUM related to a non-traded business development company sub-advised by Apollo. Total returns exclude performance of the non-traded business development company.

Athene and SIAs
As of June 30, 2017, Apollo managed or advised $79.1 billion of total AUM in accounts owned by or related to Athene and AGER, of which approximately $17.5 billion was either sub-advised by Apollo or invested in Apollo funds and investment vehicles managed by Apollo. Of the approximately $17.5 billion of AUM, the vast majority were in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities, and insurance-linked securities.
As of June 30, 2017, Apollo managed approximately $20 billion of total AUM in SIAs, which include certain SIAs in the investment record tables above and capital deployed from certain SIAs across Apollo’s private equity, credit and real assets funds.
Overview of Results of Operations
Revenues
Advisory and Transaction Fees from Related Parties, Net. As a result of providing advisory services with respect to actual and potential private equity, credit, and real assets investments, we are entitled to receive fees for transactions related to the acquisition and, in certain instances, disposition of portfolio companies as well as fees for ongoing monitoring of portfolio company operations and directors’ fees. We also receive advisory fees for advisory services provided to certain credit funds. In addition, monitoring fees are generated on certain structured portfolio company investments. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Such amounts are presented as a reduction to advisory and transaction fees from related parties, net, in the condensed consolidated statements of operations. See note 2 to our condensed consolidated financial statements for more detail on advisory and transaction fees from related parties, net.
The Management Fee Offsets are calculated for each fund as follows:

•	65%-100% for private equity funds, gross advisory, transaction and other special fees;

•	65%-100% for certain credit funds, gross advisory, transaction and other special fees; and

•	100% for certain real assets funds, gross advisory, transaction and other special fees.
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
As of June 30, 2017, approximately 55% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 45% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our private equity, credit and real assets segments, the percentage determined using market-based valuation methods as of June 30, 2017 was 25%, 73% and 41%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest” in the 2016 Annual Report for a discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
Carried interest income fee rates can be as much as 20% for our private equity funds. In our private equity funds, the Company does not earn carried interest income until the investors in the fund have achieved cumulative investment returns on invested capital (including management fees and expenses) in excess of an 8% hurdle rate. Additionally, certain of our credit and real assets funds have various carried interest rates and hurdle rates. Certain of our credit and real assets funds allocate carried interest to the general partner in a similar manner as the private equity funds. In our private equity, certain credit and real assets funds, so long as the investors achieve their priority returns, there is a catch-up formula whereby the Company earns a priority return for a portion of the return until the Company’s carried interest income equates to its incentive fee rate for that fund; thereafter, the Company participates in returns from the fund at the carried interest income rate. Carried interest income is subject to reversal to the extent that the carried interest income distributed exceeds the amount due to the general partner based on a fund’s cumulative investment returns. The Company recognizes potential repayment of previously received carried interest income as a general partner obligation representing all amounts previously distributed to the general partner that would need to be repaid to the Apollo funds if these funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner obligation, however, would not become payable or realized until the end of a fund’s life or as otherwise set forth in the respective limited partnership agreement of the fund.
The table below presents an analysis of Apollo’s (i) carried interest receivable on an unconsolidated basis and (ii) realized and unrealized carried interest income (loss) for Apollo’s combined segments as of and for the three and six months ended June 30, 2017:

	As of June 30, 2017		For the Three Months Ended June 30, 2017			For the Six Months Ended June 30, 2017
	Carried Interest Receivable on an Unconsolidated Basis		Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income	Total Carried Interest Income (Loss) from Related Parties	Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income	Total Carried Interest Income (Loss) from Related Parties
	(in thousands)
Private Equity Funds:
Fund VIII	$491,304		$70,043	$25,376	$95,419	$168,076	$83,188	$251,264
Fund VII(1)	53,278		(41,919)	—	(41,919)	(21,377)	19,817	(1,560)
Fund VI(1)	33,259		40,054	—	40,054	75,497	—	75,497
Fund IV and V	87	(3)	(853)	—	(853)	(6,647)	—	(6,647)
ANRP I and II	25,195	(3)	(112,837)	52,501	(60,336)	(57,190)	52,873	(4,317)
AAA/Other(2)(5)	213,242		(52,860)	58,620	5,760	(93,112)	136,080	42,968
Total Private Equity Funds	816,365		(98,372)	136,497	38,125	65,247	291,958	357,205
Total Private Equity Funds, net of profit share	511,228		(63,389)	83,360	19,971	45,214	163,569	208,783
Credit Category:
Drawdown	311,963	(3)	31,845	33,521	65,366	23,444	60,180	83,624
Liquid/Performing	55,903		(13,113)	17,861	4,748	(6,579)	21,412	14,833
Permanent capital vehicles ex AAM	52,206		8,189	5,737	13,926	16,378	6,463	22,841
Total Credit Funds	420,072		26,921	57,119	84,040	33,243	88,055	121,298
Total Credit Funds, net of profit share	158,748		13,994	34,039	48,033	18,101	51,530	69,631
Real Assets Funds:
CPI Funds	319		45	—	45	(14)	—	(14)
U.S. RE Fund I and II(1)	21,433		(1,079)	3,967	2,888	1,170	4,031	5,201
Other(5)	14,299		1,960	1,208	3,168	2,374	1,208	3,582
Total Real Assets Funds	36,051		926	5,175	6,101	3,530	5,239	8,769
Total Real Assets Funds, net of profit share	20,658		996	2,309	3,305	1,566	2,347	3,913
Total	$1,272,488		$(70,525)	$198,791	$128,266	$102,020	$385,252	$487,272
Total, net of profit share	$690,634	(4)	$(48,399)	$119,708	$71,309	$64,881	$217,446	$282,327

(1)
As of June 30, 2017, the remaining investments and escrow cash of Fund VII, Fund VI and U.S. RE Fund II were valued at 99%, 93% and 113% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of June 30, 2017, Fund VI had $167.6 million of gross carried interest income, or $110.7 million net of profit sharing, in escrow. As of June 30, 2017, Fund VII had $66.8 million of gross carried interest income, or $37.2 million net of profit sharing, in escrow. As of June 30, 2017, U.S. RE Fund II had $3.6 million of gross carried interest income, or $1.9 million net of profit sharing, in escrow. With respect to Fund VII, Fund VI and U.S. RE Fund II, realized carried interest income currently distributed to the general partner is limited to potential tax distributions per the fund’s partnership agreement.

(2)
AAA/Other includes $166.7 million of carried interest receivable, or $118.9 million net of profit sharing, from AAA Investments, L.P. which Apollo may elect to receive in cash or in common shares of Athene Holding (valued at the then fair market value); and if Apollo elects to receive payment of such carried interest in cash, then common shares of Athene Holding shall be distributed to Apollo and immediately sold by Apollo to pay for such carried interest in cash.

(3)
As of June 30, 2017, certain credit funds and certain private equity funds had $60.6 million and $22.7 million, respectively, in general partner obligations to return previously distributed carried interest income. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations for certain credit funds and certain private equity funds was $346.5 million and $130.9 million, respectively, as of June 30, 2017.

(4)
There was a corresponding profit sharing payable of $581.9 million as of June 30, 2017, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $86.9 million.

(5)	Other includes certain SIAs.
The general partners of the private equity, credit and real assets funds listed in the table above were accruing carried interest income as of June 30, 2017. The investment manager of AINV accrues carried interest as it is earned. The general partners of certain of our credit funds accrue carried interest when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments, which we refer to as “high water marks.” These high water marks are applied on an individual investor basis. Certain of our credit funds have investors with various high water marks, the achievement of which is subject to market conditions and investment performance.
Carried interest income from our private equity funds and certain credit and real assets funds is subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative carried interest distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. These general partner obligations, if applicable, are included in due to related parties on the condensed consolidated statements of financial condition.
The following table summarizes our carried interest since inception for our combined segments through June 30, 2017:

	Carried Interest Since Inception(1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation as of June 30, 2017(3)	Maximum Carried Interest Income Subject to Potential Reversal(4)
	(in millions)
Private Equity Funds:
Fund VIII	$491.3	$93.8	$585.1	$—	$550.9
Fund VII	53.3	3,121.5	3,174.8	—	490.4
Fund VI	33.3	1,658.9	1,692.2	—	1,146.0
Fund IV and V	0.1	2,053.1	2,053.2	17.8	8.4
ANRP I and II	25.2	72.3	97.5	4.9	61.8
AAA/Other	213.2	331.2	544.4	—	213.2
Total Private Equity Funds	816.4	7,330.8	8,147.2	22.7	2,470.7
Credit Category(5):
Drawdown	312.0	1,015.2	1,327.2	60.6	449.9
Liquid/Performing	55.9	497.3	553.2	—	85.0
Permanent capital vehicles ex AAM	43.9	—	43.9	—	43.9
Total Credit Funds	411.8	1,512.5	1,924.3	60.6	578.8
Real Assets Funds:
CPI Funds	0.3	9.7	10.0	—	0.3
U.S. RE Fund I and II	21.4	16.8	38.2	—	32.8
Other(6)	14.3	5.6	19.9	—	14.3
Total Real Assets Funds	36.0	32.1	68.1	—	47.4
Total	$1,264.2	$8,875.4	$10,139.6	$83.3	$3,096.9

(1)	Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.14 as of June 30, 2017.

(2)
Amounts in “Distributed by Fund and Recognized” for the CPI, Gulf Stream Asset Management, LLC (“Gulf Stream”) and Stone Tower funds and SIAs are presented for activity subsequent to the respective acquisition dates.

(3)
Amounts were computed based on the fair value of fund investments on June 30, 2017. Carried interest income has been allocated to and recognized by the general partner. Based on the amount of carried interest income allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed carried interest income or fees at June 30, 2017. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(4)
Represents the amount of carried interest income that would be reversed if remaining fund investments became worthless on June 30, 2017. Amounts subject to potential reversal of carried interest income include amounts undistributed by a fund (i.e., the carried interest receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed carried interest income, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

(5)	Amounts exclude AINV, as carried interest income from this entity is not subject to contingent repayment.

(6)	Other includes certain SIAs.
Expenses
Compensation and Benefits. Our most significant expense is compensation and benefits expense. This consists of fixed salary, discretionary and non-discretionary bonuses, profit sharing expense associated with the carried interest income earned from private equity, credit and real assets funds and compensation expense associated with the vesting of non-cash equity-based awards.
Our compensation arrangements with certain partners and employees contain a significant performance-based incentive component. Therefore, as our net revenues increase, our compensation costs also rise or can be lower when net revenues decrease. In addition, our compensation costs reflect the increased investment in people as we expand geographically and create new funds.
In addition, certain professionals and selected other individuals have a profit sharing interest in the carried interest income earned in relation to our private equity, certain credit and real assets funds in order to better align their interests with our own and with those of the investors in these funds. Profit sharing expense is part of our compensation and benefits expense and is generally based upon a fixed percentage of private equity, credit and real assets carried interest income on a pre-tax and a pre-consolidated basis. Profit sharing expense can reverse during periods when there is a decline in carried interest income that was previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized and generally before preferred returns are achieved for the investors. Therefore, changes in our unrealized gains (losses) for investments have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized gains increase. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return carried interest income previously distributed back to the funds. This general partner obligation due to the funds would be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification obligations also exist for pre-reorganization realized gains, which, although our Managing Partners and Contributing Partners would remain personally liable, may indemnify our Managing Partners and Contributing Partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. See note 13 to our condensed consolidated financial statements for further discussion of indemnification.
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
Income Taxes. The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. federal income tax purposes. As a result, except as described below, the Apollo Operating Group has not been subject to U.S. income taxes. However, the U.S. entities, in some cases, are subject to NYC UBT, and non-U.S. entities, in some cases, are subject to non-U.S. corporate income taxes. In addition, certain consolidated entities are, or are treated as, corporations for U.S. and non-U.S. tax purposes and therefore subject to federal, state, local and foreign corporate income tax. The Company's provision for income taxes is accounted for in accordance with U.S. GAAP.
Significant judgment is required in determining the provision for income taxes and in evaluating income tax positions, including evaluating uncertainties. We recognize the income tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained upon examination, including resolutions of any related appeals or litigation, based on the technical merits of the positions. The tax benefit is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If a tax position is not considered more likely than not to be sustained, then no benefits of the position are recognized. The Company’s income tax positions are reviewed and evaluated quarterly to determine whether or not we have uncertain tax positions that require financial statement recognition or de-recognition.
Deferred tax assets and liabilities are recognized for the expected future tax consequences, using currently enacted tax rates, of differences between the carrying amount of assets and liabilities and their respective tax basis. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the 52.1% and 54.0% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of June 30, 2017 and 2016, respectively. Non-Controlling Interests also include limited partner interests in certain consolidated funds and VIEs.
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
Results of Operations
Below is a discussion of our condensed consolidated results of operations for the three and six months ended June 30, 2017 and 2016. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months Ended June 30,		Amount Change	Percentage Change	For the Six Months Ended June 30,		Amount Change	Percentage Change
	2017	2016			2017	2016
Revenues:	(in thousands)				(in thousands)
Management fees from related parties	$281,305	$267,063	$14,242	5.3%	$550,848	$500,858	$49,990	10.0%
Advisory and transaction fees from related parties, net	23,629	64,899	(41,270)	(63.6)	38,696	72,898	(34,202)	(46.9)
Carried interest income from related parties	127,938	328,485	(200,547)	(61.1)	486,879	207,517	279,362	134.6
Total Revenues	432,872	660,447	(227,575)	(34.5)	1,076,423	781,273	295,150	37.8
Expenses:
Compensation and benefits:
Salary, bonus and benefits	105,545	100,188	5,357	5.3	207,158	197,422	9,736	4.9
Equity-based compensation	22,740	34,038	(11,298)	(33.2)	45,847	48,040	(2,193)	(4.6)
Profit sharing expense	58,059	127,220	(69,161)	(54.4)	202,383	89,615	112,768	125.8
Total compensation and benefits	186,344	261,446	(75,102)	(28.7)	455,388	335,077	120,311	35.9
Interest expense	13,195	9,800	3,395	34.6	26,194	17,673	8,521	48.2
General, administrative and other	59,729	70,088	(10,359)	(14.8)	121,769	128,719	(6,950)	(5.4)
Placement fees	5,258	2,064	3,194	154.7	7,163	3,828	3,335	87.1
Total Expenses	264,526	343,398	(78,872)	(23.0)	610,514	485,297	125,217	25.8
Other Income:
Net gains (losses) from investment activities	(513)	89,010	(89,523)	NM	34,004	32,541	1,463	4.5
Net gains from investment activities of consolidated variable interest entities	6,132	698	5,434	NM	10,240	2,017	8,223	407.7
Income from equity method investments	16,836	44,960	(28,124)	(62.6)	55,389	41,143	14,246	34.6
Interest income	622	1,296	(674)	(52.0)	1,425	1,881	(456)	(24.2)
Other income, net	742	778	(36)	(4.6)	19,389	525	18,864	NM
Total Other Income	23,819	136,742	(112,923)	(82.6)	120,447	78,107	42,340	54.2
Income before income tax (provision) benefit	192,165	453,791	(261,626)	(57.7)	586,356	374,083	212,273	56.7
Income tax (provision) benefit	777	(37,988)	38,765	NM	(38,384)	(32,841)	(5,543)	16.9
Net Income	192,942	415,803	(222,861)	(53.6)	547,972	341,242	206,730	60.6
Net income attributable to Non-Controlling Interests	(101,262)	(241,711)	140,449	(58.1)	(311,096)	(199,978)	(111,118)	55.6
Net Income Attributable to Apollo Global Management, LLC	$91,680	$174,092	$(82,412)	(47.3)	$236,876	$141,264	$95,612	67.7
Net income attributable to Preferred Shareholders	(4,772)	—	(4,772)	NM	(4,772)	—	(4,772)	NM
Net Income Attributable to AGM Common Shareholders	$86,908	$174,092	$(87,184)	(50.1)%	$232,104	$141,264	$90,840	64.3%

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
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Management fees from related parties increased by $14.2 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This change was primarily attributable to increased management fees earned with respect to Apollo European Principal Finance Fund III, L.P. (“EPF III") and Athene of $13.6 million and $8.4 million, respectively, offset by a decrease in management fees earned with respect to EPF II of $6.8 million. The increase was also driven by an increase in reimbursable expenses during the three months ended June 30, 2017 as compared to the same period during 2016.

Advisory and transaction fees from related parties, net, decreased by $41.3 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This change was primarily attributable to a decrease in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $42.9 million during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.
Carried interest income from related parties decreased by $200.5 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This change was primarily attributable to decreased carried interest income earned from our private equity and credit funds of $170.0 million and $36.4 million, respectively, during the three months ended June 30, 2017 as compared to the same period in 2016. For additional details regarding changes in carried interest income in each segment, see “—Segment Analysis” below.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Management fees from related parties increased by $50.0 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This change was primarily attributable to increased management fees earned from EPF III, Athene and ANRP II of $22.6 million, $16.6 million, and $6.3 million, respectively, as well as modest increases across most of our other funds and investment vehicles. Management fees earned from EPF III and ANRP II increased as a result of capital raises that occurred after June 30, 2016.
Advisory and transaction fees from related parties, net, decreased by $34.2 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This change was primarily attributable to a decrease in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $33.7 million during the six months ended June 30, 2017 as compared to the same period during 2016.
Carried interest income from related parties increased by $279.4 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This change was primarily attributable to increased carried interest income earned from our private equity funds of $295.4 million, during the six months ended June 30, 2017 as compared to the same period in 2016. For additional details regarding changes in carried interest income in each segment, see “—Segment Analysis” below.
Expenses
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Compensation and benefits decreased by $75.1 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This change was primarily attributable to a decrease in profit sharing expense of $69.2 million due to decreased carried interest income during the three months ended June 30, 2017, as compared to the same period in 2016. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period.
Included in profit sharing expense is $22.3 million and $13.0 million for the three months ended June 30, 2017 and 2016, respectively, related to a performance based incentive arrangement for certain Apollo partners and employees designed to more closely align compensation on an annual basis with the overall realized performance of the Company (referred to herein as the “Incentive Pool”). Allocations to participants in the Incentive Pool contain both a fixed component and a discretionary component, each of which may vary year to year. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
Equity-based compensation decreased $11.3 million during the three months ended June 30, 2017, as compared to the same period in 2016 in relation to AHL Awards granted to the Company’s employees, which are liability awards that are marked to market on a quarterly basis (see note 11 to the condensed consolidated financial statements).
Interest expense increased $3.4 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016 as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 9 to our condensed consolidated financial statements.
General, administrative and other expenses decreased by $10.4 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016 primarily due to a decrease in professional fees during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.

Placement fees increased by $3.2 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016 primarily as a result of placement fees related to the launch of EPF III of $3.6 million during the three months ended June 30, 2017. Placement fees are incurred in connection with raising capital for new and existing funds. The fees are normally payable to placement agents, who are third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Compensation and benefits increased by $120.3 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. This change was primarily attributable to an increase in profit sharing expense of $112.8 million due to increased carried interest income during the six months ended June 30, 2017, as compared to the same period in 2016. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period.
Included in profit sharing expense is $40.2 million and $31.5 million for the six months ended June 30, 2017 and 2016, respectively, related to the Incentive Pool. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
Interest expense increased $8.5 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016 primarily as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 9 to our condensed consolidated financial statements.
General, administrative and other expense decreased by $7.0 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016 primarily as a result of decreased professional fees during the six months ended June 30, 2017, as compared to the same period in 2016.
Placement fees increased by $3.3 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016 as a result of placement fees related to the launch of EPF III of $4.9 million during the six months ended June 30, 2017.
Other Income (Loss)
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Net gains from investment activities decreased by $89.5 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This change was primarily attributable to gains on the Company’s investment in Athene during the three months ended June 30, 2016. See note 5 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene.
Net gains from investment activities of consolidated VIEs increased by $5.4 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. See note 4 to the condensed consolidated financial statements for details regarding net gains from investment activities of consolidated VIEs.
Income from equity method investments decreased by $28.1 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This change was primarily driven by decreases in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to AAA, Fund VII, ANRP II, and Apollo Energy Opportunity Fund, L.P. (“AEOF”) of $11.1 million, $4.9 million, $3.7 million and $2.8 million, respectively, during the three months ended June 30, 2017 as compared to the same period in 2016.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Net gains from investment activities of consolidated VIEs increased by $8.2 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. See note 4 to the condensed consolidated financial statements for details regarding net gains from investment activities of consolidated VIEs.
Income from equity method investments increased by $14.2 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. This change was primarily driven by increases in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Fund VIII, AAA and

AION of $8.0 million, $3.7 million and $3.0 million, respectively, during the six months ended June 30, 2017, as compared to the same period in 2016.
Other income, net increased by $18.9 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016 primarily attributable to insurance proceeds received during the six months ended June 30, 2017 in connection with fees and expenses relating to a legal proceeding.
Net Income Attributable to Non-Controlling Interests and Preferred Shareholders
For information related to net income attributable to Non-Controlling Interests and net income attributable to Preferred Shareholders, see note 12 to the condensed consolidated financial statements.
Income Tax Provision
The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. federal income tax purposes. As a result, only a portion of the income we earn is subject to corporate-level tax in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes.
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
The income tax benefit was $0.8 million for the three months ended June 30, 2017, as compared to an income tax provision of $38.0 million for the three months ended June 30, 2016. The decrease in the income tax provision was primarily due to an overall change in the mix of earnings when comparing the amount of earnings that are subject to corporate-level taxation to those earnings that are not subject to corporate-level tax as these earnings are passed through to Non-Controlling Interests and Class A shareholders. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of (0.4)% and 8.4% for the three months ended June 30, 2017 and 2016, respectively. The most significant reconciling items between our U.S. federal statutory income tax rate and our effective income tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; and (iii) state and local income taxes including NYC UBT (see note 8 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
The income tax provision increased $5.5 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The increase was primarily due to an overall change in the mix of earnings when comparing the amount of earnings that are subject to corporate-level taxation to those earnings that are not subject to corporate-level tax as these earnings are passed through to Non-Controlling Interests and Class A shareholders. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 6.5% and 8.8% for the six months ended June 30, 2017 and 2016, respectively. The most significant reconciling items between our U.S. federal statutory income tax rate and our effective income tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; and (iii) state and local income taxes including NYC UBT (see note 8 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
Segment Analysis
Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by our executive management, which consists of our Managing Partners, who operate collectively as our chief operating decision maker, to assess performance and to allocate resources. Management divides its operations into three reportable segments: private equity, credit and real assets. These segments were established based on the nature of investment activities in each underlying fund, including the specific type of investment made and the level of control over the investment. Segment results represent segment income (loss) before income tax provision excluding transaction-related charges arising from the 2007 private placement, and any acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets and contingent consideration and certain other charges associated with acquisitions. In addition, segment results exclude non-cash revenue and expense related to equity awards granted by unconsolidated related parties to employees of the Company, as well as the assets, liabilities and operating results of the funds and VIEs that are included in the condensed consolidated financial statements.
Our financial results vary, since carried interest, which generally constitutes a large portion of the income from the funds that we manage, as well as the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. As a result, we emphasize long-term financial growth and profitability to manage our business.

Private Equity
The following table sets forth our segment statement of operations information and our supplemental performance measure, EI, within our private equity segment for the three and six months ended June 30, 2017 and 2016. Prior period financial data has been updated to conform to the current presentation.

	For the Three Months Ended June 30,		Total Change	Percentage Change	For the Six Months Ended June 30,		Total Change	Percentage Change
	2017	2016			2017	2016
	(in thousands)				(in thousands)
Private Equity:
Revenues:
Management fees from related parties	$77,275	$76,518	$757	1.0%	$154,673	$151,436	$3,237	2.1%
Advisory and transaction fees from related parties, net	19,302	58,301	(38,999)	(66.9)	31,074	61,014	(29,940)	(49.1)
Carried interest income from related parties:
Unrealized(1)	(98,372)	207,845	(306,217)	NM	65,247	61,510	3,737	6.1
Realized	136,497	266	136,231	NM	291,958	266	291,692	NM
Total carried interest income from related parties	38,125	208,111	(169,986)	(81.7)	357,205	61,776	295,429	478.2
Total Revenues	134,702	342,930	(208,228)	(60.7)	542,952	274,226	268,726	98.0
Expenses:
Compensation and benefits:
Salary, bonus and benefits	30,294	31,564	(1,270)	(4.0)	61,763	63,638	(1,875)	(2.9)
Equity-based compensation	7,704	6,765	939	13.9	14,799	14,150	649	4.6
Profit sharing expense:
Unrealized	(34,983)	67,543	(102,526)	NM	20,033	10,169	9,864	97.0
Realized	53,137	132	53,005	NM	128,389	132	128,257	NM
Realized: Equity-based	462	—	462	NM	462	—	462	NM
Total profit sharing expense	18,616	67,675	(49,059)	(72.5)	148,884	10,301	138,583	NM
Total compensation and benefits	56,614	106,004	(49,390)	(46.6)	225,446	88,089	137,357	155.9
Non-compensation expenses:
General, administrative and other	16,617	20,551	(3,934)	(19.1)	33,977	36,282	(2,305)	(6.4)
Placement fees	1,341	1,085	256	23.6	1,475	2,079	(604)	(29.1)
Total non-compensation expenses	17,958	21,636	(3,678)	(17.0)	35,452	38,361	(2,909)	(7.6)
Total Expenses	74,572	127,640	(53,068)	(41.6)	260,898	126,450	134,448	106.3
Other Income:
Income from equity method investments	10,348	31,410	(21,062)	(67.1)	42,076	25,927	16,149	62.3
Net gains (losses) from investment activities	(100)	6,457	(6,557)	NM	3,296	2,351	945	40.2
Net interest loss	(4,336)	(3,252)	(1,084)	33.3	(8,578)	(5,680)	(2,898)	51.0
Other income, net	781	341	440	129.0	18,571	217	18,354	NM
Total Other Income	6,693	34,956	(28,263)	(80.9)	55,365	22,815	32,550	142.7
Economic Income	$66,823	$250,246	$(183,423)	(73.3)%	$337,419	$170,591	$166,828	97.8%

(1)
Included in unrealized carried interest income (loss) from related parties for the six months ended June 30, 2017 and 2016 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 13 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

Revenues
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Advisory and transaction fees from related parties, net decreased by $39.0 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This change was primarily attributable to a decrease in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $42.9 million during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.
Carried interest income from related parties decreased by $170.0 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This change was primarily attributable to decreases in carried interest income earned from Fund VII, AAA/Other, ANRP I and Fund VIII of $85.0 million, $76.1 million, $50.7 million and $39.2 million, respectively. The decrease in carried interest income from Fund VII and ANRP I was primarily driven by depreciation in privately held portfolio companies in the natural resource sector. The decrease in the carried interest income earned from Fund VIII was primarily driven by the fund being in the “catch-up” phase during the three months ended June 30, 2016 where the Company earned a disproportionate share of carried interest (typically 80%) whereas for the three months ended June 30, 2017, the Company earned its typical 20% carried interest rate. The decrease in carried interest income earned from AAA/Other was primarily driven by gains on the Company’s investment in Athene during the three months ended June 30, 2016 which did not recur during the three months ended June 30, 2017. The decrease in carried interest income was partially offset by increases in carried interest income earned from Fund VI of $96.0 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The increase in carried interest income from Fund VI was primarily driven by increased appreciation in publicly held portfolio companies during the three months ended June 30, 2017.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Management fees from related parties increased by $3.2 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily attributable to an increase in management fees earned with respect to ANRP II of $6.3 million. Management fees earned from ANRP II increased as a result of capital raises that occurred after June 30, 2016. This increase was partially offset by a decrease in management fees earned with respect to AION of $2.9 million during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.
Advisory and transaction fees from related parties, net decreased by $29.9 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. This change was primarily attributable to a decrease in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $33.7 million during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.
Carried interest income from related parties increased by $295.4 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. This increase was primarily attributable to increases in carried interest income earned from Fund VI and Fund VIII of $164.9 million and $114.7 million, respectively, during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase in carried interest income earned from Fund VI was primarily driven by appreciation in value in the fund’s public portfolio companies. The increase in carried interest income earned from Fund VIII was primarily driven by the fund being above its priority return threshold and the Company earning its full 20% carried interest rate for the six months ended June 30, 2017, whereas the Company did not earn its full 20% carried interest during the six months ended June 30, 2016 as the fund was below its priority return threshold for a portion of that period.
Expenses
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Compensation and benefits expense decreased by $49.4 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This change was primarily attributable to a decrease in profit sharing expense of $49.1 million as a result of a corresponding decrease in carried interest income as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds that are generating carried interest in the period.
Included in profit sharing expense is $15.8 million related to the Incentive Pool for the three months ended June 30, 2017. There was no profit sharing expense related to the Incentive Pool for the three months ended June 30, 2016. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
General, administrative and other decreased by $3.9 million during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This change was primarily driven by a decrease in professional fees during the three months ended June 30, 2017, as compared to the same period in 2016.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Compensation and benefits expense increased by $137.4 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This change was primarily attributable to an increase in profit sharing expense of $138.6 million as a result of a corresponding increase in carried interest income as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period.
Included in profit sharing expense is $31.2 million related to the Incentive Pool for the six months ended June 30, 2017. There was no profit sharing expense related to the Incentive Pool for the six months ended June 30, 2016. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.

General, administrative and other decreased by $2.3 million during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The change was primarily driven by a decrease in professional fees during the six months ended June 30, 2017, as compared to the same period in 2016.
Other Income (Loss)
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Income from equity method investments decreased by $21.1 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This change was primarily attributable to decreases in the income from Apollo’s equity ownership interest in AAA, Fund VII and ANRP II of $11.1 million, $4.9 million and $3.7 million, respectively, during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.
Net gains from investment activities decreased by $6.6 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, due to gains on the Company’s investment in Athene during the three months ended June 30, 2016 which did not recur during the three months ended June 30, 2017. See note 5 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene.
Net interest loss increased by $1.1 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to additional interest expense incurred during the three months ended June 30, 2017 primarily as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 9 to our condensed consolidated financial statements.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Income from equity method investments increased by $16.1 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016 driven by increases in income from Apollo’s equity ownership interest in Fund VIII, AAA and AION of $8.0 million, $3.7 million and $3.0 million, respectively, during the six months ended June 30, 2017, as compared to the same period in 2016.
Net interest loss increased by $2.9 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to additional interest expense incurred during the six months ended June 30, 2017 primarily as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 9 to our condensed consolidated financial statements.
Other income, net increased by $18.6 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily attributable to insurance proceeds received during the six months ended June 30, 2017 in connection with fees and expenses relating to a legal proceeding.

Credit
The following table sets forth segment statement of operations information and EI within our credit segment for the three and six months ended June 30, 2017 and 2016. Prior period financial data has been updated to conform to the current presentation.

	For the Three Months Ended June 30,		Total Change	Percentage Change	For the Six Months Ended June 30,		Total Change	Percentage Change
	2017	2016			2017	2016
	(in thousands)				(in thousands)
Credit:
Revenues:
Management fees from related parties	$169,856	$151,252	$18,604	12.3%	$328,198	$293,763	$34,435	11.7%
Advisory and transaction fees from related parties, net	3,709	3,036	673	22.2	6,265	7,446	(1,181)	(15.9)
Carried interest income from related parties:
Unrealized(1)	26,921	80,397	(53,476)	(66.5)	33,243	59,218	(25,975)	(43.9)
Realized	57,119	40,046	17,073	42.6	88,055	85,198	2,857	3.4
Total carried interest income from related parties	84,040	120,443	(36,403)	(30.2)	121,298	144,416	(23,118)	(16.0)
Total Revenues	257,605	274,731	(17,126)	(6.2)	455,761	445,625	10,136	2.3
Expenses:
Compensation and benefits:
Salary, bonus and benefits	59,244	54,709	4,535	8.3	114,126	106,321	7,805	7.3
Equity-based compensation	9,228	8,300	928	11.2	18,330	16,860	1,470	8.7
Profit sharing expense:
Unrealized	12,927	33,954	(21,027)	(61.9)	15,142	24,817	(9,675)	(39.0)
Realized	23,080	23,215	(135)	(0.6)	36,525	53,776	(17,251)	(32.1)
Realized: Equity-based	582	—	582	NM	869	—	869	NM
Total profit sharing expense	36,589	57,169	(20,580)	(36.0)	52,536	78,593	(26,057)	(33.2)
Total compensation and benefits	105,061	120,178	(15,117)	(12.6)	184,992	201,774	(16,782)	(8.3)
Non-compensation expenses
General, administrative and other	31,760	35,546	(3,786)	(10.7)	63,850	66,032	(2,182)	(3.3)
Placement fees	3,918	683	3,235	473.6	5,688	1,390	4,298	309.2
Total non-compensation expenses	35,678	36,229	(551)	(1.5)	69,538	67,422	2,116	3.1
Total Expenses	140,739	156,407	(15,668)	(10.0)	254,530	269,196	(14,666)	(5.4)
Other Income (Loss):
Income from equity method investments	5,856	12,940	(7,084)	(54.7)	12,339	13,788	(1,449)	(10.5)
Net gains (losses) from investment activities	(299)	82,041	(82,340)	NM	30,795	29,648	1,147	3.9
Net interest loss	(6,484)	(4,715)	(1,769)	37.5	(13,006)	(8,370)	(4,636)	55.4
Other income (loss), net	(241)	(127)	(114)	89.8	570	(535)	1,105	NM
Total Other Income (Loss)	(1,168)	90,139	(91,307)	NM	30,698	34,531	(3,833)	(11.1)
Non-Controlling Interest	(559)	(2,175)	1,616	(74.3)	(1,493)	(4,560)	3,067	(67.3)
Economic Income	$115,139	$206,288	$(91,149)	(44.2)%	$230,436	$206,400	$24,036	11.6%

(1)
Included in unrealized carried interest income (loss) from related parties for the six months ended June 30, 2017 and 2016 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 13 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

Revenues
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Management fees from related parties increased by $18.6 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This change was primarily attributable to increases in management fees earned from EPF III and Athene of $13.6 million and $8.4 million, respectively, offset by a decrease in management fees earned from EPF II of $6.8 million during the three months ended June 30, 2017, as compared to the same period during 2016.
Carried interest income from related parties decreased by $36.4 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This change was primarily attributable to decreases in carried interest income earned from Apollo Credit Master Fund Ltd and EPF II of $15.5 million and $14.3 million, respectively, during the three months ended June 30, 2017, as compared to the same period in 2016.

The decrease in carried interest income related to Apollo Credit Master Fund Ltd. was due to under-performance relative to the fund’s hurdle rate during the three months ended June 30, 2017, as compared to the same period in 2016 as a result of lower appreciation on investments in the food, beverage and tobacco and energy sectors during the three months ended June 30, 2017. The decrease in carried interest income from EPF II was primarily attributable to decreased appreciation of European and UK hotel assets and German commercial real estate investments in the fund’s portfolio for the three months ended June 30, 2017 as compared to the same period in 2016.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Management fees from related parties increased by $34.4 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. This change was primarily attributable to increases in management fees earned from EPF III, Athene, Apollo Total Return Fund LP and SCRF III of $22.6 million, $16.6 million, $3.7 million and $3.5 million, respectively. Management fees earned from EPF III increased as a result of capital raises that occurred after June 30, 2016. These increases were partially offset by a decrease in management fees earned from EPF II of $12.1 million during the six months ended June 30, 2017, as compared to the same period during 2016, primarily resulting from a step down in fee basis from committed capital to invested capital during the six months ended June 30, 2017.
Carried interest income from related parties decreased by $23.1 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. This change was primarily attributable to a decrease in carried interest income earned from Apollo Credit Master Fund Ltd of $19.0 million due to under-performance relative to the fund’s hurdle rate during the six months ended June 30, 2017, as compared to the same period in 2016 as a result of lower appreciation on investments in the energy sector during the six months ended June 30, 2017.
Expenses
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Compensation and benefits expense decreased by $15.1 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This change was primarily due to decreases in profit sharing expense of $20.6 million, offset by increases in salary, bonus and benefits of $4.5 million during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. Profit sharing expense decreased as a result of a corresponding decrease in carried interest income as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period.
Included in profit sharing expense is $6.1 million and $13.0 million related to the Incentive Pool for the three months ended June 30, 2017 and 2016, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular quarter.
General, administrative and other decreased by $3.8 million during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The change was primarily driven by a decrease in professional fees for the three months ended June 30, 2017, as compared to the same period in 2016.
Placement fees increased by $3.2 million during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This change was primarily driven by placement fees incurred in connection with capital raising activity relating to EPF III of $3.6 million during the three months ended June 30, 2017.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Compensation and benefits expense decreased by $16.8 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. This change was primarily attributable to a decrease in profit sharing expense of $26.1 million during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016 as a result of a corresponding decrease in carried interest income as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period. The decrease in profit sharing expense was partially offset by an increase in salary, bonus and benefits of $7.8 million during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016 primarily due to an increase in headcount.
Included in profit sharing expense is $8.6 million and $29.9 million related to the Incentive Pool for the six months ended June 30, 2017 and 2016, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular quarter.

General, administrative and other decreased by $2.2 million during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The change was primarily driven by a decrease in professional fees during the six months ended June 30, 2017, as compared to the same period in 2016.
Placement fees increased by $4.3 million during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. This change was primarily driven by placement fees incurred in connection with capital raising activity relating to EPF III of $4.9 million during the six months ended June 30, 2017.
Other Income
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Income from equity method investments decreased by $7.1 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This change was driven by a decrease in income from Apollo’s equity ownership interest in AEOF, COF III and EPF II of $2.8 million, $1.4 million and $1.1 million, respectively, during the three months ended June 30, 2017, as compared to the same period during 2016.
Net gains from investment activities decreased by $82.3 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The decrease was primarily attributable to gains on the Company’s investment in Athene during the three months ended June 30, 2016, which did not recur during the three months ended June 30, 2017. See note 5 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene.
Net interest loss increased by $1.8 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to additional interest expense incurred during the three months ended June 30, 2017 primarily as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 9 to our condensed consolidated financial statements.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Income from equity method investments decreased by $1.4 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. This change was primarily driven by a decrease in income from Apollo’s equity ownership interest in AEOF of $3.8 million, partially offset by an increase in income from Apollo’s equity ownership interest in MidCap of $2.8 million during the six months ended June 30, 2017, as compared to the same period in 2016.
Net interest loss increased by $4.6 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to additional interest expense incurred during the six months ended June 30, 2017 primarily as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 9 to our condensed consolidated financial statements.
Non-Controlling Interests
For information related to Non-Controlling Interests, see note 12 to the condensed consolidated financial statements for further details.

Real Assets
The following table sets forth our segment statement of operations information and EI within our real assets segment for the three and six months ended June 30, 2017 and 2016. Prior period financial data has been updated to conform to the current presentation.

	For the Three Months Ended June 30,		Total Change	Percentage Change	For the Six Months Ended June 30,		Total Change	Percentage Change
	2017	2016			2017	2016
	(in thousands)				(in thousands)
Real Assets:
Revenues:
Management fees from related parties	$19,777	$13,863	$5,914	42.7%	$36,090	$27,367	$8,723	31.9%
Advisory and transaction fees from related parties, net	618	3,562	(2,944)	(82.7)	1,357	4,438	(3,081)	(69.4)
Carried interest income (loss) from related parties:
Unrealized	926	(1,737)	2,663	NM	3,530	(5,114)	8,644	NM
Realized	5,175	1,668	3,507	210.3	5,239	6,439	(1,200)	(18.6)
Total carried interest income (loss) from related parties	6,101	(69)	6,170	NM	8,769	1,325	7,444	NM
Total Revenues	26,496	17,356	9,140	52.7	46,216	33,130	13,086	39.5
Expenses:
Compensation and benefits:
Salary, bonus and benefits	9,022	8,249	773	9.4	17,392	16,933	459	2.7
Equity-based compensation	634	657	(23)	(3.5)	1,182	1,432	(250)	(17.5)
Profit sharing expense:
Unrealized	(70)	(661)	591	(89.4)	1,964	(1,832)	3,796	NM
Realized	2,866	550	2,316	421.1	2,892	4,178	(1,286)	(30.8)
Total profit sharing expense	2,796	(111)	2,907	NM	4,856	2,346	2,510	107.0
Total compensation and benefits	12,452	8,795	3,657	41.6	23,430	20,711	2,719	13.1
Non-compensation expenses:
General, administrative and other	5,297	5,421	(124)	(2.3)	9,779	11,565	(1,786)	(15.4)
Placement fees	—	21	(21)	(100.0)	—	21	(21)	(100.0)
Total non-compensation expenses	5,297	5,442	(145)	(2.7)	9,779	11,586	(1,807)	(15.6)
Total Expenses	17,749	14,237	3,512	24.7	33,209	32,297	912	2.8
Other Income (Loss):
Income from equity method investments	1,015	356	659	185.1	2,018	1,132	886	78.3
Net interest loss	(1,247)	(919)	(328)	35.7	(2,471)	(1,727)	(744)	43.1
Other income, net	240	44	196	445.5	303	15	288	NM
Total Other Income (Loss)	8	(519)	527	NM	(150)	(580)	430	(74.1)
Economic Income	$8,755	$2,600	$6,155	236.7%	$12,857	$253	$12,604	NM
Revenues
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Management fees from related parties increased by $5.9 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This change was primarily attributable to increases in management fees earned with respect to ARI and Apollo Asia Real Estate Fund, L.P. (“Asia RE Fund”) of $3.0 million and $1.6 million, respectively, during the three months ended June 30, 2017, as compared to the same period during 2016.
Advisory and transaction fees from related parties, net, decreased by $2.9 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This change was primarily attributable to decreases in net advisory and transaction fees earned with respect to AGRE Debt Fund I, L.P. (“AGRE Debt Fund I”) of $2.7 million, during the three months ended June 30, 2017, as compared to the same period during 2016.
Carried interest income from related parties increased by $6.2 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This change was primarily attributable to increases in carried interest income earned from U.S. RE Fund II of $3.4 million. The increase in carried interest income earned from U.S. RE Fund II is primarily due to strong operating performance across many of the fund’s underlying properties and appreciation of several real estate investments during the three months ended June 30, 2017.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Management fees from related parties increased by $8.7 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. This change was primarily attributable to increases in management fees earned with respect to ARI and Asia RE Fund of $4.7 million and $2.1, respectively, during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016.
Advisory and transaction fees from related parties, net, decreased by $3.1 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. This change was primarily attributable to decreases in net advisory and transaction fees earned with respect to AGRE Debt Fund I of $2.5 million.
Carried interest income from related parties increased by $7.4 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. This change was primarily attributable to an increase in carried interest income earned from U.S. RE Fund II of $6.0 million during the six months ended June 30, 2017, as compared to the same period during 2016. The increase in carried interest income earned from U.S. RE Fund II was primarily due to strong operating performance across many of the fund’s underlying properties and appreciation of several real estate investments during the six months ended June 30, 2017.
Expenses
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Compensation and benefits increased by $3.7 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This change was primarily attributable to an increase in profit sharing expense of $2.9 million during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 as a result of a corresponding increase in carried interest income as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period.
Included in profit sharing expense is $0.4 million related to the Incentive Pool for the three months ended June 30, 2017. There was no profit sharing expense related to the Incentive Pool for the three months ended June 30, 2016. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular quarter.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Compensation and benefits increased by $2.7 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. This change was primarily attributable to an increase in profit sharing expense of $2.5 million during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 as a result of a corresponding increase in carried interest income as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period.
Included in profit sharing expense is $0.4 million and $1.7 million related to the Incentive Pool for the six months ended June 30, 2017 and 2016, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular quarter.
General, administrative and other decreased by $1.8 million during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. This change was primarily attributable to a decrease in professional fees during the six months ended June 30, 2017 as compared to the same period in 2016, as well as new fund organizational expenses related to U.S. RE Fund II incurred during the six months ended June 30, 2016.

Summary of Fee Related Earnings
The following table is a summary of Fee Related Earnings for the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017		2016
	(in thousands)
Management Fees	$266,908	$241,633	$518,961		$472,566
Advisory and Transaction Fees from Related Parties, net	23,629	64,899	38,696		72,898
Carried Interest Income from Related Parties(1)	5,737	6,292	6,463		15,209
Salary, Bonus and Benefits	(98,560)	(94,522)	(193,281)		(186,892)
Non-compensation Expenses	(58,933)	(63,307)	(114,769)		(117,369)
Other Income attributable to Fee Related Earnings	2,242	302	20,362	(2)	74
Non-Controlling Interest	(559)	(2,175)	(1,493)		(4,560)
Fee Related Earnings	$140,464	$153,122	$274,939		$251,926

(1)	Represents carried interest income earned from a publicly traded business development company we manage.

(2)	Includes $17.5 million in insurance proceeds received in connection with fees and expenses relating to a legal proceeding.
Summary of Distributable Earnings
The following table is a reconciliation of Distributable Earnings per share of common and equivalents(1) to net distribution per share of common and equivalent for the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Distributable Earnings	$257,706	$164,315	$497,311	$269,070
Taxes and related payables(2)	(6,724)	(2,968)	(13,072)	(5,241)
Preferred distributions	(4,772)	—	(4,772)	—
Distributable Earnings After Taxes and Related Payables	246,210	161,347	479,467	263,829
Add back: Tax and related payables attributable to common and equivalents	4,825	4	9,385	6
Distributable Earnings before certain payables(3)	251,035	161,351	488,852	263,835
Percent to common and equivalents	49%	47%	49%	47%
Distributable Earnings before other payables attributable to common and equivalents	122,265	75,770	238,093	123,871
Less: Taxes and related payables attributable to common and equivalents	(4,825)	(4)	(9,385)	(6)
Distributable Earnings attributable to common and equivalents	$117,440	$75,766	$228,708	$123,865
Distributable Earnings per share of common and equivalent(4)	$0.60	$0.40	$1.17	$0.65
Retained capital per share of common and equivalent(4)(5)	(0.08)	(0.03)	(0.16)	(0.03)
Net distribution per share of common and equivalent(4)	$0.52	$0.37	$1.01	$0.62

(1)	Common and equivalents refers to Class A shares outstanding and RSUs that participate in distributions.

(2)	Represents the estimated current corporate, local and non-U.S. taxes as well as the payable under Apollo’s tax receivable agreement.

(3)	Distributable earnings before certain payables represents Distributable Earnings before the deduction for the estimated current corporate taxes and the payable under Apollo’s tax receivable agreement.

(4)
Per share calculations are based on end of period Distributable Earnings Shares Outstanding, which consists of total Class A shares outstanding and RSUs that participate in distributions (collectively referred to as “common & equivalents”).

(5)	Retained capital is withheld pro-rata from common and equivalent holders and AOG Unit holders.

Summary of Non-U.S. GAAP Measures
The table below sets forth a reconciliation of net income attributable Apollo Global Management, LLC Class A Shareholders to our non-U.S. GAAP performance measures for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net Income Attributable to Apollo Global Management, LLC Class A Shareholders	$86,908	$174,092	$232,104	$141,264
Preferred distributions	4,772	—	4,772	—
Net income attributable to Non-Controlling Interests in consolidated entities	4,535	2,078	7,919	4,113
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	96,727	239,633	303,177	195,865
Net Income	$192,942	$415,803	$547,972	$341,242
Income tax provision (benefit)	(777)	37,988	38,384	32,841
Income Before Income Tax Provision (Benefit)	$192,165	$453,791	$586,356	$374,083
Transaction-related charges and equity-based compensation	3,087	7,421	2,275	7,274
Net income attributable to Non-Controlling Interests in consolidated entities	(4,535)	(2,078)	(7,919)	(4,113)
Economic Income(1)	$190,717	$459,134	$580,712	$377,244
Income tax provision on Economic Income	(2,397)	(64,283)	(60,769)	(55,357)
Preferred distributions	(4,772)	—	(4,772)	—
Economic Net Income	$183,548	$394,851	$515,171	$321,887
Preferred distributions	4,772	—	4,772	—
Income tax provision on Economic Income	2,397	64,283	60,769	55,357
Carried interest income from related parties(2)	(122,529)	(322,193)	(480,809)	(192,308)
Profit sharing expense	58,001	124,733	206,276	91,240
Equity-based compensation(3)	17,566	15,722	34,311	32,442
Income from equity method investments	(17,219)	(44,706)	(56,433)	(40,847)
Net gains from investment activities	399	(88,498)	(34,091)	(31,999)
Net interest loss	12,067	8,886	24,055	15,777
Other	1,462	44	918	377
Fee Related Earnings	$140,464	$153,122	$274,939	$251,926
Depreciation, amortization and other, net	2,522	2,516	5,035	5,097
Fee Related EBITDA	$142,986	$155,638	$279,974	$257,023
Net realized carried interest income(1)	113,971	11,791	210,983	18,608
Fee Related EBITDA + 100% of Net Realized Carried Interest	$256,957	$167,429	$490,957	$275,631
Non-cash revenues	(842)	(843)	(1,685)	(1,685)
Realized income from equity method investments	13,658	6,891	32,094	11,240
Net interest loss	(12,067)	(8,886)	(24,055)	(15,777)
Other	—	(276)	—	(339)
Distributable Earnings	$257,706	$164,315	$497,311	$269,070
Taxes and related payables	(6,724)	(2,968)	(13,072)	(5,241)
Preferred distributions	(4,772)	—	(4,772)	—
Distributable Earnings After Taxes and Related Payables	$246,210	$161,347	$479,467	$263,829

(1)	See note 15 for more details regarding Economic Income for the combined segments.

(2)	Excludes carried interest income from a publicly traded business development company we manage.

(3)	Includes equity-based compensation related to RSUs (excluding RSUs granted in connection with the 2007 private placement), share options and restricted share awards.

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
Cash Flows
Significant amounts from our condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 are summarized and discussed within the table and corresponding commentary below:

	For the Six Months Ended June 30,
	2017	2016
	(in thousands)
Operating Activities	$416,561	$302,178
Investing Activities	(18,743)	(121,905)
Financing Activities	(131,005)	66,401
Net Increase in Cash and Cash Equivalents	$266,813	$246,674
Operating Activities
Our net cash provided by operating activities was $416.6 million and $302.2 million during the six months ended June 30, 2017 and 2016, respectively. These amounts were primarily driven by:

•	net income of $548.0 million and $341.2 million during the six months ended June 30, 2017 and 2016, respectively, as well as non-cash adjustments, net of $(1.0) million and $1.9 million, respectively;

•
a net increase in our carried interest receivable of $(18.1) million and $(171.8) million during the six months ended June 30, 2017 and 2016, respectively, due to a change in the fair value of our funds that generate carried interest of $453.5 million and $251.0 million during the six months ended June 30, 2017 and 2016, respectively, offset by fund distributions to the Company of $440.3 million and $79.1 million during the six months ended June 30, 2017 and 2016, respectively;

•
purchases of investments held by consolidated VIEs in the amount of $324.2 million and $298.7 million, offset by proceeds from sales of investments held by consolidated VIEs in the amount of $280.7 million and $277.8 million during the six months ended June 30, 2017 and 2016, respectively;

•	a net decrease in changes to other assets and other liabilities of consolidated VIEs in the amount of $14.5 million and $9.7 million during the six months ended June 30, 2017 and 2016, respectively;

•	a net increase in due from related parties in the amount of $41.6 million and $42.1 million during the six months ended June 30, 2017 and 2016, respectively;

•	a net (decrease) increase in due to related parties in the amount of $(37.3) million and $33.6 million during the six months ended June 30, 2017 and 2016, respectively;

•	a net increase in accrued compensation and benefits in the amount of $44.8 million and $30.5 million during the six months ended June 30, 2017 and 2016, respectively;

•	a net increase in cash held at consolidated VIEs of $0.1 million and $28.6 million during the six months ended June 30, 2017 and 2016, respectively;

•	payments made towards the satisfaction of our contingent obligations of $16.8 million during the six months ended June 30, 2017;

•	proceeds from sale of investments held by consolidated VIEs in the amount of $280.7 million and $277.8 million during the six months ended June 30, 2017 and 2016, respectively;

•	a net decrease in deferred revenue in the amount of $57.1 million and $17.7 million during the six months ended June 30, 2017 and 2016, respectively; and

•
a net increase in our profit sharing payable of $51.1 million and $91.5 million during the six months ended June 30, 2017 and 2016, respectively, due to profit sharing expense of $195.2 million and $113.5 million during the six months ended June 30, 2017 and 2016, respectively, offset by payments of $163.4 million and $30.6 million during the six months ended June 30, 2017 and 2016, respectively.

Investing Activities
Our net cash used in investing activities was $(18.7) million and $(121.9) million during the six months ended June 30, 2017 and 2016, respectively. These amounts were primarily driven by:

•	net cash contributions to our equity method investments of $21.2 million and $74.4 million during the six months ended June 30, 2017 and 2016, respectively;

•	purchases of fixed assets of $3.6 million and $3.7 million during the six months ended June 30, 2017 and 2016, respectively;

•	issuance of related party loans of $5.8 million offset by repayment of related party loans of $17.7 million during the six months ended June 30, 2017; and

•	purchases of investments in the amount of $4.7 million and $44.2 million during the six months ended June 30, 2017 and 2016, respectively.
Financing Activities
Our net cash (used in) provided by financing activities was $(131.0) million and $66.4 million during the six months ended June 30, 2017 and 2016, respectively. These amounts were primarily driven by:

•	cash received, net of issuance costs, in connection with the issuance of Preferred shares of $264.4 million during the six months ended June 30, 2017;

•	cash distributions paid to our Class A shareholders of $184.8 million and $101.3 million, during the six months ended June 30, 2017 and 2016, respectively;

•	cash distributions paid to the Non-Controlling Interest holders in the Apollo Operating Group of $220.4 million and $114.5 million during the six months ended June 30, 2017 and 2016, respectively;

•	cash contributions from Non-Controlling Interest holders in consolidated VIEs of $33.3 million and $12.9 million during the six months ended June 30, 2017 and 2016, respectively;

•	cash used for purchases of Class A shares of $7.3 million and $13.0 million during the six months ended June 30, 2017 and 2016, respectively;

•	net distributions related to issuances of Class A shares in settlement of RSUs of $24.3 million and $29.6 million during the six months ended June 30, 2017 and 2016, respectively;

•	issuance of debt of consolidated VIEs of $474.2 million offset by repayments of debt of consolidated VIEs of $441.6 million during the six months ended June 30, 2017; and

•	issuance of debt of $532.7 million offset by repayments of debt of $200.0 million during the six months ended June 30, 2016.
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
As of June 30, 2017, Fund VII’s and Fund VI’s remaining investments and escrow cash were valued at 99% and 93% of the fund’s unreturned capital, respectively, which was below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation.
On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with CalPERS. The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. As of June 30, 2017, the Company had reduced fees charged to CalPERS on the funds it manages by approximately $105.2 million.
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
In February 2016, Apollo adopted a plan to repurchase up to $250 million in the aggregate of its Class A shares, including up to $150 million in the aggregate of its outstanding Class A shares through a share repurchase program and up to $100 million through a reduction of Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the 2007 Equity Plan, which we refer to as net share settlement.  Under the share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. See note 12 to the condensed consolidated financial statements for further information regarding the Company’s share repurchase program and net share settlement during the three and six months ended June 30, 2017 and 2016.
On March 11, 2016, it was announced that Apollo intended to embark on a program to purchase $50 million of AINV’s common stock, subject to certain regulatory approvals. Under the program, shares may be purchased from time to time in open market transactions and in accordance with applicable law. As of June 30, 2017, Apollo had purchased approximately 871 thousand shares, or approximately $4.9 million of AINV’s common stock.
On April 14, 2017, Apollo made an unfunded commitment to AGER, a strategic platform established by Apollo and Athene to acquire or reinsure blocks of insurance business in the German and broader European life insurance market. The unfunded commitment of €125 million to purchase new Class B-1 equity interests in AGER during the commitment period may be reduced to the extent that certain employees, officers, directors and advisors of the Company, AGER, Apollo and/or their respective affiliates hereafter commit to purchase from AGER more than €25 million of new equity interests in AGER. Apollo further committed to purchase new Class C-1 equity interests in AGER on the closing date that represent a profits interest in AGER which, upon meeting certain vesting triggers, will be convertible by Apollo into additional Class B-1 equity interests in AGER. Apollo and Athene will be minority investors in AGER and long term strategic partners with aggregate voting powers of 35% and 10%, respectively. For more information regarding unfunded general partner commitments, see “—Contractual Obligations, Commitments and Contingencies”.
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
On March 7, 2017, Apollo issued 11,000,000 6.375% Series A Preferred shares (the “Preferred shares”) for gross proceeds of $275.0 million, or $264.4 million net of issuance costs. See note 12 to the condensed consolidated financial statements for further information regarding the Company’s Preferred shares.
On August 2, 2017, the Company declared a cash distribution of $0.52 per Class A share, which will be paid on August 31, 2017 to holders of record on August 22, 2017. Also, the Company declared a cash distribution of $0.398438 per Preferred share, which will be paid on September 15, 2017 to holders of record on September 1, 2017.
Investment Management Agreements - Athene Asset Management
Apollo, through its consolidated subsidiary, AAM, provides asset management services to Athene, including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence, hedging and other asset management services and receives management fees for providing these services. As of June 30, 2017, AAM managed $71.4 billion of AUM in the Athene Accounts.
On March 15, 2017, the Company and Athene announced an agreement to amend certain fee arrangements relating to investment management fees and sub-advisory fees that are paid by Athene to the Company. More specifically, the Company and Athene entered into a revised fee agreement, which provides for, among other things, a fee of 0.30% per year (reduced from 0.40% per year) on all assets that the Company manages in accounts owned by Athene in the U.S. and Bermuda or in accounts supporting reinsurance ceded to U.S. and Bermuda subsidiaries of Athene Holding by third-party insurers (the “North American Accounts”) in excess of $65.846 billion (the level of assets in the North America Accounts as of December 31, 2016). The Company’s fee on the first $65.846 billion of assets in the North America Accounts remains 0.40% per year, subject to certain discounts and exceptions. The amendments to the investment management fees and sub-advisory fees were effective retroactive to January 1, 2017.
In addition, the Company and Athene also agreed to amend the sub-advisory fee agreements they have in place whereby, with limited exceptions, the Company will earn 0.40% per year on assets in the North American Accounts explicitly sub-advised by the Company up to $10 billion, 0.35% per year on assets in such accounts explicitly sub-advised by the Company in excess of $10 billion up to $12.4 billion (the level of fee-paying sub-advised assets in the North American Accounts at December 31, 2016), 0.40% per year on assets in such accounts explicitly sub-advised by the Company in excess of $12.4 billion up to $16 billion and 0.35% per year on assets in such accounts explicitly sub-advised by the Company in excess of $16 billion.
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

Investment Advisory Agreement - AAME
Apollo, through AAME, provides investment advisory services to Athene and receives a gross fee of 0.10% per annum on the Athene assets it advises and 0.35% per annum on assets in European Accounts that are sub-advised by AAME, with certain limited exceptions. As of June 30, 2017, AAME provided investment advisory services with respect to $4.2 billion of AUM in the Athene Accounts, of which $1.0 billion is sub-advised by the Company.
Sub-Advisory Agreement and Fund Investments
Apollo provides sub-advisory services with respect to a portion of the assets in the Athene Accounts, pursuant to a master sub-advisory agreement among AAM and certain other Apollo subsidiaries. In addition from time to time, Athene also invests in funds and investment vehicles that Apollo manages. The Company broadly refers to “Athene Sub-Advised” AUM as those assets in the Athene Accounts which the Company explicitly sub-advises as well as those assets in the Athene Accounts which are invested directly in funds and investment vehicles Apollo manages (“Athene Assets Directly Invested”). As of June 30, 2017, the Athene Sub-Advised AUM totaled $17.5 billion, of which $2.8 billion was Athene Assets Directly Invested.
With respect to Athene Assets Directly Invested, Apollo receives management fees and carried interest, if applicable, directly from the relevant funds under the investment management fee agreements and other governing documents of such funds. Fees paid to the Company related to such fund investments vary from 0% per annum to 1.75% per annum with respect to management fees and 0% to 20% with respect to carried interest. These fees are in addition to the gross management fee of 0.40% per annum paid to AAM on the portion of these assets that it manages and the gross fee of 0.10% per annum paid to AAME on the portion of these assets that it advises.
The Company refers to the portion of the AUM in the Athene Accounts that is not Athene Sub-Advised AUM as “Athene Non-Sub-Advised” AUM. Accordingly, as of June 30, 2017, Athene Non-Sub-Advised AUM totaled $54.9 billion. The Company refers to the portion of the AUM related to AGER that is not sub-advised by Apollo or invested in funds and or investment vehicles managed by Apollo as “AGER Non-Sub-Advised” AUM. AGER Non-Sub-Advised AUM includes $4.2 billion of Athene AUM for which AAME provides investment advisory services. Apollo incurs all expenses associated with its provision of services to Athene.
In connection with the Athene Private Placement, Athene Holding amended its registration rights agreement to provide (i) investors who are party to such agreement, including AAA Investments, the potential opportunity for liquidity on their shares of Athene Holding through sales in registered public offerings over a 15 month period beginning on the date of Athene Holding’s initial public offering (the “Athene IPO”) and (ii) Athene Holding the right to cause certain investors who are party to the registration rights agreement to include in such offerings a certain percentage of their common shares of Athene Holding subject to the terms and conditions set forth in the agreement. However, pursuant to the registration rights agreement, any shares of Athene Holding held by Apollo (other than shares distributed to AAA in payment of carried interest to be sold for cash) will not be subject to such arrangements and instead will be subject to a lock-up period of two years following the effective date of the registration statement relating to the Athene IPO, but Athene Holding will not have the right to cause any shares owned by Apollo to be included in the Athene IPO or any follow-on offering. Apollo may elect to receive payment of carried interest in cash or in common shares of Athene Holding (valued at the then fair market value); and if Apollo elects to receive payment of such carried interest in cash, then common shares of Athene Holding shall be distributed to Apollo and immediately sold by Apollo to pay for such carried interest in cash. On March 16, 2017 and May 22, 2017, AAA announced a conditional distribution of freely tradeable common shares of Athene to its unitholders. The distribution was conditioned upon the pricing of an underwritten follow-on secondary offering of Class A common shares of Athene Holding. On March 28, 2017 and June 6, 2017, Athene announced the base follow-on offering size of 27.5 million shares and 16.2 million shares of Athene Holding, respectively, at a price of $48.50 per share and $49.00 per share, respectively. The March and May offerings were subsequently increased to 31.6 million and 18.6 million shares of Athene Holding, respectively, after the underwriters’ exercise of a 15% over-allotment option.

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
Revenue Recognition
Carried Interest Income (Loss) from Related Parties. We earn carried interest income from our funds as a result of such funds achieving specified performance criteria. Such carried interest income generally is earned based upon a fixed percentage of realized and unrealized gains of various funds after meeting any applicable hurdle rate or threshold minimum. Carried interest income from certain of the funds that we manage is subject to contingent repayment and is generally paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund, the aggregate amount paid to us as carried interest exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess (in certain cases net of taxes) is required to be returned by us to that fund. For a majority of our credit funds, once the annual carried interest income has been determined, there generally is no look-back to prior periods for a potential contingent repayment, however, carried interest income on certain other credit funds can be subject to contingent repayment at the end of the life of the fund. We have elected to adopt Method 2 from U.S. GAAP guidance applicable to accounting for management fees based on a formula, and under this method, we accrue carried interest income quarterly based on fair value of the underlying investments and separately assess if contingent repayment is necessary. The determination of carried interest income and contingent repayment considers both the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. See “Investments, at Fair Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our private equity, credit and real assets funds.
Management Fees from Related Parties. The management fees related to our private equity funds are generally based on a fixed percentage of the committed capital or invested capital. The corresponding fee calculations that consider committed capital or invested capital are both objective in nature and therefore do not require the use of significant estimates or assumptions. Management fees related to our credit funds, by contrast, can be based on net asset value, gross assets, adjusted cost of all unrealized portfolio investments, capital commitments, adjusted assets, capital contributions, or stockholders’ equity all as defined in the respective partnership agreements. The credit management fee calculations that consider net asset value, gross assets, adjusted cost of all unrealized portfolio investments and adjusted assets are normally based on the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. The management fees related to our real assets funds are generally based on a specific percentage of the funds’ stockholders’ equity or committed or net invested capital or the capital accounts of the limited partners. See “Investments, at Fair Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our private equity, credit and real assets funds.
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
Real Assets Investments. For the CMBS portfolio of Apollo’s funds, the estimated fair value of the CMBS portfolio is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Broker quotes are only indicative of fair value and may not necessarily represent what the funds would receive in an actual trade for the applicable instrument. Additionally, the loans held-for-investment are stated at the principal amount outstanding, net of deferred loan fees and costs. The loans in Apollo’s real assets funds are evaluated for possible impairment on a quarterly basis. For Apollo’s real assets funds, valuations of non-marketable underlying investments are determined using methods that include, but are not limited to (i) discounted cash flow estimates or comparable analysis prepared internally, (ii) third party appraisals or valuations by qualified real estate appraisers, and (iii) contractual sales value of investments/properties subject to bona fide purchase contracts. Methods (i) and (ii) also incorporate consideration of the use of the income, cost, or sales comparison approaches of estimating property values.
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
Fair Value Option. Apollo has elected the fair value option for the Company’s investment in Athene Holding, the assets and liabilities of certain of its consolidated VIEs (including CLOs) and certain of the Company’s other investments. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by the consolidated VIEs that otherwise would not have been carried at fair value. See notes 3, 4, and 5 for further disclosure on the investments in Athene Holding and financial instruments of the consolidated VIEs and other investments for which the fair value option has been elected.
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
We utilize the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting distributions on Plan Grant RSUs. The weighted average for the inputs utilized for the shares granted during the three and six months ended June 30, 2017 and 2016 are presented in the table below for Plan Grants:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Distribution Yield(1)	5.8%	7.4%	6.2%	7.4%
Cost of Equity Capital Rate(2)	11.3%	9.8%	11.3%	9.8%

(1)
Calculated based on the historical distributions paid during the twelve months ended June 30, 2017 and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.

(2)
Assumes a discount rate that was equivalent to the opportunity cost of foregoing distributions on unvested Plan Grant RSUs as of the valuation date, based on the Capital Asset Pricing Model (“CAPM”). CAPM is a commonly used mathematical model for developing expected returns.

The following table summarizes the weighted average discounts for Plan Grants for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Plan Grants:
Discount for the lack of distributions until vested(1)	13.5%	16.0%	11.2%	16.0%

(1)	Based on the present value of a growing annuity calculation.
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
The inputs utilized in the Finnerty Model are (i) length of holding period, (ii) volatility and (iii) distribution yield. The weighted average for the inputs utilized for the shares granted during the three and six months ended June 30, 2017 and 2016 are presented in the table below for Plan Grants and Bonus Grants:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Plan Grants:
Holding Period Restriction (in years)	0.9	0.8	0.5	0.8
Volatility(1)	23.0%	32.1%	21.5%	32.1%
Distribution Yield(2)	5.8%	7.4%	6.2%	7.4%
Bonus Grants
Holding Period Restriction (in years)	0.2	0.2	0.2	0.2
Volatility(1)	22.5%	34.7%	22.5%	34.7%
Distribution Yield(2)	5.3%	7.4%	5.3%	7.4%

(1)	The Company determined the expected volatility based on the volatility of the Company’s Class A share price as of the grant date with consideration to comparable companies.

(2)
Calculated based on the historical distributions paid during the twelve months ended June 30, 2017 and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.

The following table summarizes the weighted average marketability discounts for Plan Grants and Bonus Grants for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Plan Grants:
Marketability discount for transfer restrictions(1)	4.7%	6.1%	3.3%	6.1%
Bonus Grants:
Marketability discount for transfer restrictions(1)	2.3%	3.5%	2.3%	3.5%

(1)	Based on the Finnerty Model calculation.
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
Contractual Obligations, Commitments and Contingencies
As of June 30, 2017, the Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2017	2018	2019	2020	2021	Thereafter	Total
	(in thousands)
Operating lease obligations	$17,101	$31,347	$30,400	$13,664	$4,757	$6,955	$104,224
Other long-term obligations(1)	15,833	7,777	3,506	1,936	1,936	1,603	32,591
2013 AMH Credit Facilities - Term Facility(2)	3,589	7,177	7,177	7,177	300,359	—	325,479
2013 AMH Credit Facilities - Revolver Facility(3)	313	625	625	625	8	—	2,196
2024 Senior Notes (4)	10,000	20,000	20,000	20,000	20,000	548,333	638,333
2026 Senior Notes (5)	11,000	22,000	22,000	22,000	22,000	596,983	695,983
2014 AMI Term Facility I	157	313	313	313	15,918	—	17,014
2014 AMI Term Facility II	155	310	310	310	310	17,791	19,186
2016 AMI Term Facility I	170	339	339	339	19,403	—	20,590
2016 AMI Term Facility II	151	303	303	303	15,268	—	16,328
Obligations as of June 30, 2017	$58,469	$90,191	$84,973	$66,667	$399,959	$1,171,665	$1,871,924

(1)
Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(2)
$300 million of the outstanding Term Facility matures in January 2021. The interest rate on the $300 million Term Facility as of June 30, 2017 was 2.39%. See note 9 of the condensed consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(3)
The commitment fee as of June 30, 2017 on the $500 million undrawn Revolver Facility was 0.125%. See note 9 of the condensed consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(4)
$500 million of the 2024 Senior Notes matures in May 2024. The interest rate on the 2024 Senior Notes as of June 30, 2017 was 4.00%. See note 9 of the condensed consolidated financial statements for further discussion of the 2024 Senior Notes.

(5)
$500 million of the 2026 Senior Notes matures in May 2026. The interest rate on the 2026 Senior Notes as of June 30, 2017 was 4.40%. See note 9 of the condensed consolidated financial statements for further discussion of the 2026 Senior Notes.

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
Commitments
Certain of our management companies and general partners are committed to contribute to the funds we manage and certain related parties. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our related parties, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its related parties, the percentage of total fund commitments of Apollo and its related parties, the commitment and remaining commitment amounts of Apollo only (excluding related parties), and the percentage of total fund commitments of Apollo only (excluding related parties) for each private equity, credit and real assets fund as of June 30, 2017 as follows ($ in millions):

Fund	Apollo and Related Party Commitments		% of Total Fund Commitments	Apollo Only (Excluding Related Party) Commitments	Apollo Only (Excluding Related Party) % of Total Fund Commitments	Apollo and Related Party Remaining Commitments	Apollo Only (Excluding Related Party) Remaining Commitments
Private Equity:
Fund IX(1)	$1,833.5		7.55%	$808.5	3.33%	$1,833.5	$808.5
Fund VIII	1,543.5		13.23	395.5	3.39	631.8	163.4
Fund VII	467.2		3.18	178.1	1.21	73.5	27.0
Fund VI	246.3		2.43	6.1	0.06	9.7	0.2
Fund V	100.0		1.34	0.5	0.01	6.2	—
Fund IV	100.0		2.78	0.2	0.01	0.5	—
AION	151.5		18.34	50.0	6.05	74.3	24.1
ANRP I	426.1		32.21	10.1	0.76	97.0	2.0
ANRP II	581.2		16.83	28.0	0.81	438.2	21.2
A.A. Mortgage Opportunities, L.P.	425.0		84.46	—	—	—	—
Apollo Rose, L.P.	299.1		100.00	—	—	99.0	—
Champ, L.P.	118.0		100.00	18.9	16.02	12.0	2.0
Apollo Royalties Management, LLC	108.6		100.00	—	—	—	—
Other Private Equity	110.5		Various	10.5	Various	38.9	3.7
Credit:
Apollo Credit Opportunity Fund III, L.P. (“COF III”)	358.1		10.45	83.1	2.43	87.5	20.8
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	30.5		1.93	23.4	1.48	0.8	0.6
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	449.2		30.26	29.7	2.00	237.1	4.2
Apollo European Principal Finance Fund III, L.P. (“EPF III”)(2)	504.8		14.87	79.8	2.35	504.8	79.8
Apollo European Principal Finance Fund II, L.P. (“EPF II”)(2)	175.2		5.16	17.4	0.51	46.5	3.7
Apollo European Principal Finance Fund, L.P. (“EPF I”)(2)	306.9		20.74	20.2	1.37	49.9	4.6
Financial Credit Investment II, L.P. (“FCI II”)	244.6		15.72	—	—	117.1	—
Financial Credit Investment I, L.P. (“FCI I”)	95.3		17.05	—	—	60.5	—
Apollo Structured Credit Recovery Master Fund III, L.P. (“SCRF III”)	230.2		18.59	3.6	0.29	116.8	1.8
MidCap	1,672.6		80.23	110.9	5.32	229.0	31.0
Apollo Moultrie Credit Fund, L.P.	400.0		100.00	—	—	200.0	—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	300.0		100.00	—	—	—	—
Apollo Asia Private Credit Fund, L.P. (“APC”)	158.5		69.06	0.1	0.04	—	—
Apollo Energy Opportunity Fund, L.P. (“AEOF”)	125.5		12.01	25.5	2.44	93.1	18.9
AGER(2)	171.4		6.90	142.8	5.75	171.4	142.8
Other Credit	528.6		Various	229.3	Various	342.1	121.1
Real Assets:
U.S. RE Fund II	400.4		46.44	4.7	0.55	224.0	1.2
U.S. RE Fund I	434.7	(3)	68.08	16.6	2.48	124.3	2.8
CPI Capital Partners North America, L.P.	7.6		1.27	2.1	0.35	0.6	0.2
CPI Capital Partners Europe, L.P.(2)	6.3		0.47	—	—	0.5	—
CPI Capital Partners Asia Pacific, L.P.	6.9		0.53	0.5	0.04	0.1	—
Apollo Asia Real Estate Fund, L.P.	333.4		67.56	8.4	1.70	286.5	6.3
Other Real Assets	100.7		Various	1.7	Various	12.7	0.3
Other:
Apollo SPN Investments I, L.P.	11.0		0.27	11.0	0.27	6.3	6.3
Total	$13,562.9			$2,317.2		$6,226.2	$1,498.5

(1)	Apollo Only (Excluding Related Party) Remaining Commitments related to Fund IX are subject to future syndication to Apollo employees.

(2)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.14 as of June 30, 2017.

(3)
Figures for U.S. RE Fund I include base, additional, and co-investment commitments. A co-investment vehicle within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.30 as of June 30, 2017.

On April 30, 2015, Apollo entered into the AAA Investments Credit Agreement (see note 13 for further disclosure regarding this facility). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR plus 1.5%. The Company receives an annual commitment fee of 0.125% on the unused portion of the loan. As of June 30, 2017 and December 31, 2016, $4.0 million had been advanced by the Company and remained outstanding on the AAA Investments Credit Agreement.
The 2013 AMH Credit Facilities, 2024 Senior Notes and 2026 Senior Notes will have future impacts on our cash uses. See note 9 of our condensed consolidated financial statements for information regarding the Company’s debt arrangements.
Contingent Obligations—Carried interest income with respect to private equity funds and certain credit and real assets funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. See note 14 to our condensed consolidated financial statements for a description of our contingent obligations.
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of June 30, 2017, AGS had one unfunded contingent commitment of $75.0 million outstanding related to such offerings. The commitment expired with no funding on the part of the Company on July 12, 2017.
As of June 30, 2017, one of the Company’s subsidiaries had unfunded contingent commitments of $153.1 million, to facilitate funding at closing by lead arrangers for syndicated term loans issued by portfolio companies of funds managed by Apollo. The commitments expire by August 14, 2017. As of August 8, 2017, the unfunded commitments were approximately $18.2 million.

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
The Company is subject to a concentration risk related to the investors in its funds. Although there are more than 1,000 investors in Apollo’s active private equity, credit and real assets funds, no individual investor accounts for more than 10% of the total committed capital to Apollo’s active funds.
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
Impact on Advisory and Transaction Fees—We earn transaction fees relating to the negotiation of private equity, credit and real assets transactions and may obtain reimbursement for certain out-of-pocket expenses incurred. Subsequently, on a quarterly or annual basis, ongoing advisory fees, and additional transaction fees in connection with additional purchases, dispositions, or follow-on transactions, may be earned. Management Fee Offsets and any broken deal costs, if applicable, are reflected as a reduction to advisory and transaction fees from related parties. Advisory and transaction fees will be impacted by changes in market risk factors to the extent that they limit our opportunities to engage in private equity, credit and real assets transactions or impair our ability to consummate such transactions. The impact of changes in market risk factors on advisory and transaction fees is not readily predicted or estimated.
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
Certain of our funds hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize our risk exposure by limiting the counterparties with which our funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. As of June 30, 2017, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.
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
ITEM 1A.    RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our 2016 Annual Report, which is accessible on the Securities and Exchange Commission's website at www.sec.gov. There have been no material changes to the risk factors for the three months ended June 30, 2017.
The risks described in our 2016 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES
On May 2, 2017 and May 3, 2017, we issued 176,663 and 3,570 Class A shares, respectively, net of taxes to Apollo Management Holdings, L.P., a subsidiary of Apollo Global Management, LLC, in connection with issuances of shares to participants in the Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Equity Plan”) for an aggregate purchase price of $4.7 million and $0.1 million, respectively. The issuance was exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our Class A shares made by us or on our behalf during the fiscal quarter ended June 30, 2017.

Period	Total Number of Class A Shares Purchased(1)	Average Price Paid per Share
April 1, 2017 through April 30, 2017	—	$—
May 1, 2017 through May 31, 2017	265,383	26.82
June 1, 2017 through June 30, 2017	—	—
Total	265,383

(1)
During the fiscal quarter ended June 30, 2017, we repurchased a number of our Class A shares equal to the number of Class A restricted shares issued under our equity incentive plan during the quarter. All such repurchases were made in open-market transactions not pursuant to a publicly-announced repurchase plan or program.

In February 2016, the Company announced its adoption of a program to repurchase up to $250 million in the aggregate of its Class A shares, including up to $150 million in the aggregate of its outstanding Class A shares through a share repurchase program and up to $100 million through a reduction of Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the 2007 Equity Plan, which we refer to as net share settlement. Under the share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. The Company expects that the share repurchase program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase Class A shares. The share repurchase program does not require the Company to repurchase any specific number of Class A shares, and the share repurchase program may be suspended, extended, modified or discontinued at any time. Reductions of Class A shares issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the 2007 Equity Plan are not included in the table. There were no share repurchases made as part of the share repurchase program during the three months ended June 30, 2017, and as of June 30, 2017, the approximate dollar value of Class A shares that may be purchased under the program is $137.1 million.

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

4.8
Fifth Supplemental Indenture dated as of April 13, 2017, among Apollo Management Holdings, L.P., the Guarantors party thereto, Apollo Principal Holdings XII, L.P. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.8 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

4.9
Form of 6.375% Series A Preferred Shares Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 7, 2017 (File No. 001-35107)).

Exhibit Number	Exhibit Description

10.1
Amended and Restated Limited Liability Company Operating Agreement of AGM Management, LLC dated as of July 10, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.2
Fourth Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings I, L.P. dated as of March 7, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

10.3
Fourth Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings II, L.P. dated as of March 7, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

10.4
Fourth Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings III, L.P. dated as of March 7, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

10.5
Fourth Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings IV, L.P. dated as of March 7, 2017 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

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

10.9
Fifth Amended and Restated Exchange Agreement, dated as of April 28, 2017, by and among Apollo Global Management, LLC, Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., Apollo Principal Holdings XI, LLC, Apollo Principal Holdings XII, L.P., AMH Holdings (Cayman), L.P. and the Apollo Principal Holders (as defined therein) from time to time party thereto (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

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

10.14
Third Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings V, L.P. dated as of March 7, 2017 (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

10.15
Third Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings VI, L.P. dated as of March 7, 2017 (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

10.16
Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings VII, L.P. dated as of March 7, 2017 (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

10.17
Third Amended and Restated Limited Partnership Agreement of Apollo Principal Holdings VIII, L.P. dated as of March 7, 2017 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

10.18
Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings IX, L.P. dated as of March 7, 2017 (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

10.19
Second Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings X, L.P. dated as of March 7, 2017 (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

10.20
Second Amended and Restated Limited Liability Company Agreement of Apollo Principal Holdings XI, LLC dated as of March 7, 2017 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

10.21
Second Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings XII, L.P. dated as of March 7, 2017 (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

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

10.26
Joinder, dated as of May 3, 2017, to the Shareholders Agreement, dated as of July 13, 2007, as amended by the First Amendment and Joinder dated as of August 18, 2009, by and among Apollo Global Management, LLC, AP Professional Holdings, L.P., BRH Holdings, L.P., Black Family Partners, L.P., MJR Foundation LLC, MJH Partners, L.P., Leon D. Black, Marc J. Rowan and Joshua J. Harris, and, solely in connection with Article VII of the Agreement, APO Corp., APO Asset Co., LLC, APO (FC), LLC, Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P. and Apollo Management Holdings, L.P. and as supplemented by the Joinder dated as of May 5, 2016, by and among Apollo Principal Holdings X, L.P., AMH Holdings (Cayman), L.P., Apollo Principal Holdings XI, LLC, APO (FC II), LLC and APO UK (FC), Limited (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

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

10.38
Third Amended and Restated Exempted Limited Partnership Agreement of AMH Holdings (Cayman), L.P., dated March 7, 2017 (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

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

10.52
Guarantor Joinder Agreement, dated as of April 13, 2017, by Apollo Principal Holdings XII, L.P. to the Credit Agreement, dated as of December 18, 2013, as supplemented and as amended by Amendment No. 1 to the Credit Agreement dated as of March 11, 2016, among Apollo Management Holdings, L.P., as the Term Facility Borrower and a Revolving Facility Borrower, the other Revolving Facility Borrowers thereto, the existing guarantors party thereto, the lenders party thereto from time to time, the issuing banks party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.52 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

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

+10.61
Amended and Restated Agreement of Limited Partnership of Apollo Global Carry Pool Aggregator, L.P., dated May 4, 2017 and effective as of July 1, 2016 (incorporated by reference to Exhibit 10.61 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

+10.62
Form of Award Agreement for Apollo Global Carry Pool Aggregator, L.P. (incorporated by reference to Exhibit 10.62 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107))

*+10.63	Form of Letter Agreement under the Amended and Restated Limited Partnership Agreement of Apollo ANRP Advisors II, L.P. dated March 2, 2017 and effective as of August 21, 2015.

*+10.64	Form of Award Letter under the Amended and Restated Limited Partnership Agreement of Apollo ANRP Advisors II, L.P. dated March 2, 2017 and effective as of August 21, 2015.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

Exhibit Number	Exhibit Description

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Scheme Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

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

Apollo Global Management, LLC
(Registrant)

Date: August 8, 2017	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)