Form 10-Q
period 2017-09-30
Apollo Global Management LLC
filed 2017-11-03
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017 OR

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

☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of November 2, 2017 there were 193,540,853 Class A shares and 1 Class B share outstanding.

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
“Assets Under Management”, or “AUM”, refers to the assets of the funds, partnerships and accounts to which we provide investment management, advisory, or certain other investment-related services, including, without limitation, capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments. Our AUM equals the sum of:

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

(iv)	the incremental value associated with the reinsurance investments of the portfolio company assets we manage or advise; and

(v)
the fair value of any other assets that we manage or advise for the funds, partnerships and accounts to which we provide investment management, advisory, or certain other investment-related services, plus unused credit facilities, including capital commitments to such funds, partnerships and accounts for investments that may require pre-qualification or other conditions before investment plus any other capital commitments to such funds, partnerships and accounts available for investment that are not otherwise included in the clauses above.

Our AUM measure includes Assets Under Management for which we charge either nominal or zero fees. Our AUM measure also includes assets for which we do not have investment discretion, including certain assets for which we earn only investment-related service fees, rather than management or advisory fees. Our definition of AUM is not based on any definition of Assets Under Management contained in our operating agreement or in any of our Apollo fund management agreements. We consider multiple factors for determining what should be included in our definition of AUM. Such factors include but are not limited to (1) our ability to influence the investment decisions for existing and available assets; (2) our ability to generate income from the underlying assets in our funds; and (3) the AUM measures that we use internally or believe are used by other investment managers. Given the differences in the investment strategies and structures among other alternative investment managers, our calculation of AUM may differ from the calculations employed by other investment managers and, as a result, this measure may not be directly comparable to similar measures presented by other investment managers. Our calculation also differs from the manner in which our affiliates registered with the SEC report “Regulatory Assets Under Management” on Form ADV and Form PF in various ways;
“Fee-Generating AUM” consists of assets of the funds, partnerships and accounts to which we provide investment management, advisory, or certain other investment-related services and on which we earn management fees, monitoring fees or other investment-related fees pursuant to management or other fee agreements on a basis that varies among the Apollo funds, partnerships and accounts. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees, also referred to as advisory fees, with respect to the structured portfolio company investments of the funds, partnerships and accounts we manage or advise, are generally based on the total value of such structured portfolio company investments, which normally includes leverage, less any portion of such total value that is already considered in Fee-Generating AUM;
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

(i)
“Carry-Generating AUM”, which refers to invested capital of the funds, partnerships and accounts we manage, advise, or to which we provide certain other investment-related services, that is currently above its hurdle rate or preferred return, and profit of such funds, partnerships and accounts is being allocated to the general partner in accordance with the applicable limited partnership agreements or other governing agreements;

(ii)
“AUM Not Currently Generating Carry”, which refers to invested capital of the funds, partnerships and accounts we manage, advise, or to which we provide certain other investment-related services, that is currently below its hurdle rate or preferred return; and

(iii)
“Uninvested Carry-Eligible AUM”, which refers to capital of the funds, partnerships and accounts we manage, advise, or to which we provide certain other investment-related services, that is available for investment or reinvestment subject to the provisions of applicable limited partnership agreements or other governing agreements, which capital is not currently part of the NAV or fair value of investments that may eventually produce carried interest income allocable to the general partner.

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
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on September 30, 2017 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, carried interest and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
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
“gross IRR” of a real assets fund represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on September 30, 2017 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, carried interest, and certain other fund expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;

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
“net IRR” of a real assets fund represents the cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of September 30, 2017 or other date specified is paid to investors), excluding certain non-fee and non-carry bearing parties, and the return is annualized and compounded after management fees, carried interest, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
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
“permanent capital vehicles” refers to (a) assets that are owned by or related to Athene (“ATH”) or AGER Bermuda Holding Ltd. (“AGER”), (b) assets that are owned by or related to MidCap FinCo Designated Activity Company (“MidCap”) and managed by Apollo, (c) assets of publicly traded vehicles managed by Apollo such as Apollo Investment Corporation (“AINV”), Apollo Commercial Real Estate Finance, Inc. (“ARI”), Apollo Tactical Income Fund Inc. (“AIF”), and Apollo Senior Floating Rate Fund Inc. (“AFT”), in each case that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law and (d) a non-traded business development company from which Apollo earns certain investment-related service fees. The investment management agreements of AINV, AIF and AFT have one year terms, are reviewed annually and remain in effect only if approved by the boards of directors of such companies or by the affirmative vote of the holders of a majority of the outstanding voting shares of such companies, including in either case, approval by a majority of the directors who are not “interested persons” as defined in the Investment Company Act of 1940. In addition, the investment management agreements of AINV, AIF and AFT may be terminated in certain circumstances upon 60 days’ written notice. The investment management agreement of ARI has a one year term and is reviewed annually by ARI’s board of directors and may be terminated under certain circumstances by an affirmative vote of at least two-thirds of ARI’s independent directors. The investment management or advisory arrangements between MidCap and Apollo and Athene and Apollo, may also be terminated under certain circumstances. The agreement pursuant to which Apollo earns certain investment-related service fees from a non-traded business development company may be terminated under certain limited circumstances;
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
“Unrealized Value” refers to the fair value consistent with valuations determined in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), for investments not yet realized and may include pay in kind, accrued interest and dividends receivable, if any.  In addition, amounts include committed and funded amounts for certain investments; and
“Vintage Year” refers to the year in which a fund’s final capital raise occurred, or, for certain funds, the year in which a fund’s investment period commences as per its governing agreements.

PART I—FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016
(dollars in thousands, except share data)

	As of September 30, 2017	As of December 31, 2016
Assets:
Cash and cash equivalents	$930,848	$806,329
Cash and cash equivalents held at consolidated funds	10,195	7,335
Restricted cash	4,165	4,680
U.S. Treasury securities, at fair value	198,900	—
Investments	1,708,064	1,494,744
Assets of consolidated variable interest entities:
Cash and cash equivalents	44,226	41,318
Investments, at fair value	1,170,550	913,827
Other assets	63,723	46,666
Carried interest receivable	1,577,984	1,257,105
Due from related parties	287,352	254,853
Deferred tax assets	591,754	572,263
Other assets	164,588	118,860
Goodwill	88,852	88,852
Intangible assets, net	19,153	22,721
Total Assets	$6,860,354	$5,629,553
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$79,062	$57,465
Accrued compensation and benefits	144,664	52,754
Deferred revenue	155,081	174,893
Due to related parties	643,401	638,126
Profit sharing payable	710,873	550,148
Debt	1,361,044	1,352,447
Liabilities of consolidated variable interest entities:
Debt, at fair value	972,632	786,545
Other liabilities	85,403	68,034
Other liabilities	116,211	81,613
Total Liabilities	4,268,371	3,762,025
Commitments and Contingencies (see note 14)
Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Preferred shares (11,000,000 and 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	264,398	—
Class A shares, no par value, unlimited shares authorized, 193,540,853 and 185,460,294 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Additional paid in capital	1,627,767	1,830,025
Accumulated deficit	(560,613)	(986,186)
Accumulated other comprehensive loss	(2,061)	(8,723)
Total Apollo Global Management, LLC shareholders’ equity	1,329,491	835,116
Non-Controlling Interests in consolidated entities	149,736	90,063
Non-Controlling Interests in Apollo Operating Group	1,112,756	942,349
Total Shareholders’ Equity	2,591,983	1,867,528
Total Liabilities and Shareholders’ Equity	$6,860,354	$5,629,553
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(dollars in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Management fees from related parties	$301,443	$274,313	$852,291	$775,171
Advisory and transaction fees from related parties, net	16,209	29,801	54,905	102,699
Carried interest income from related parties	346,580	199,617	833,459	407,134
Total Revenues	664,232	503,731	1,740,655	1,285,004
Expenses:
Compensation and benefits:
Salary, bonus and benefits	108,853	92,591	316,011	290,013
Equity-based compensation	24,485	26,163	70,332	74,203
Profit sharing expense	137,296	90,152	339,679	179,767
Total Compensation and Benefits	270,634	208,906	726,022	543,983
Interest expense	13,303	12,832	39,497	30,505
General, administrative and other	68,149	58,566	189,918	187,285
Placement fees	5,397	1,953	12,560	5,781
Total Expenses	357,483	282,257	967,997	767,554
Other Income:
Net gains from investment activities	68,932	17,746	102,936	50,287
Net gains from investment activities of consolidated variable interest entities	845	800	11,085	2,817
Income from equity method investments	47,488	23,213	102,877	64,356
Interest income	1,504	1,192	2,929	3,073
Other income (loss), net	25,387	(40)	44,776	485
Total Other Income	144,156	42,911	264,603	121,018
Income before income tax provision	450,905	264,385	1,037,261	638,468
Income tax provision	(16,542)	(29,667)	(54,926)	(62,508)
Net Income	434,363	234,718	982,335	575,960
Net income attributable to Non-Controlling Interests	(231,411)	(140,099)	(542,507)	(340,077)
Net Income Attributable to Apollo Global Management, LLC	202,952	94,619	439,828	235,883
Net income attributable to Preferred Shareholders	(4,383)	—	(9,155)	—
Net Income Attributable to Apollo Global Management, LLC Class A Shareholders	$198,569	$94,619	$430,673	$235,883
Distributions Declared per Class A Share	$0.52	$0.37	$1.46	$0.90
Net Income Per Class A Share:
Net Income Available to Class A Share – Basic	$1.00	$0.50	$2.19	$1.24
Net Income Available to Class A Share – Diluted	$1.00	$0.50	$2.19	$1.24
Weighted Average Number of Class A Shares Outstanding – Basic	192,882,082	184,438,515	190,014,240	183,602,982
Weighted Average Number of Class A Shares Outstanding – Diluted	192,882,082	184,438,515	190,014,240	183,602,982

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(dollars in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$434,363	$234,718	$982,335	$575,960
Other Comprehensive Income, net of tax:
Currency translation adjustments, net of tax	5,643	1,144	14,583	3,103
Net gain from change in fair value of cash flow hedge instruments, net of tax	27	26	78	79
Net income on available-for-sale securities	290	900	189	450
Total Other Comprehensive Income, net of tax	5,960	2,070	14,850	3,632
Comprehensive Income	440,323	236,788	997,185	579,592
Comprehensive Income attributable to Non-Controlling Interests	(236,410)	(140,644)	(550,695)	(341,539)
Comprehensive Income Attributable to Apollo Global Management, LLC	$203,913	$96,144	$446,490	$238,053

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Preferred Shares	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Apollo Global Management, LLC Shareholders’ Equity	Non-Controlling Interests in Consolidated Entities	Non-Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2016	181,078,937	1	$—	$2,005,509	$(1,348,384)	$(7,620)	$649,505	$86,561	$652,915	$1,388,981
Dilution impact of issuance of Class A shares	—	—	—	340	—	—	340	—	—	340
Capital increase related to equity-based compensation	—	—	—	53,910	—	—	53,910	—	—	53,910
Capital contributions	—	—	—	—	—	—	—	12,933	—	12,933
Distributions	—	—	—	(172,095)	—	—	(172,095)	(10,555)	(194,371)	(377,021)
Payments related to issuances of Class A shares for equity-based awards	4,245,086	—	—	41	(35,297)	—	(35,256)	—	—	(35,256)
Repurchase of Class A Shares	(954,447)	—	—	(12,902)	—	—	(12,902)	—	—	(12,902)
Exchange of AOG Units for Class A shares	374,223	—	—	1,539	—	—	1,539	—	(1,251)	288
Net income	—	—	—	—	235,883	—	235,883	3,891	336,186	575,960
Currency translation adjustments, net of tax	—	—	—	—	—	1,683	1,683	1,670	(250)	3,103
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	37	37	—	42	79
Net loss on available-for-sale securities	—	—	—	—	—	450	450	—	—	450
Balance at September 30, 2016	184,743,799	1	$—	$1,876,342	$(1,147,798)	$(5,450)	$723,094	$94,500	$793,271	$1,610,865
Balance at January 1, 2017	185,460,294	1	$—	$1,830,025	$(986,186)	$(8,723)	$835,116	$90,063	$942,349	$1,867,528
Adoption of new accounting guidance	—	—	—	—	22,901	—	22,901	—	—	22,901
Dilution impact of issuance of Class A shares	—	—	—	(295)	—	—	(295)	—	—	(295)
Equity issued in connection with Preferred shares offering	—	—	264,398	—	—	—	264,398	—	—	264,398
Capital increase related to equity-based compensation	—	—	—	52,442	—	—	52,442	—	—	52,442
Capital contributions	—	—	—	—	—	—	—	43,758	—	43,758
Distributions	—	—	(9,155)	(288,726)	—	—	(297,881)	(4,570)	(329,172)	(631,623)
Payments related to issuances of Class A shares for equity-based awards	2,096,389	—	—	—	(28,001)	—	(28,001)	—	—	(28,001)
Repurchase of Class A shares	(233,248)	—	—	(6,903)	—	—	(6,903)	—	—	(6,903)
Exchange of AOG Units for Class A shares	6,217,418	—	—	41,224	—	—	41,224	—	(30,631)	10,593
Net income	—	—	9,155	—	430,673	—	439,828	8,967	533,540	982,335
Currency translation adjustments, net of tax	—	—	—	—	—	6,436	6,436	11,518	(3,371)	14,583
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	37	37	—	41	78
Net income on available-for-sale securities	—	—	—	—	—	189	189	—	—	189
Balance at September 30, 2017	193,540,853	1	$264,398	$1,627,767	$(560,613)	$(2,061)	$1,329,491	$149,736	$1,112,756	$2,591,983

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(dollars in thousands, except share data)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$982,335	$575,960
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	70,332	74,203
Depreciation and amortization	15,241	14,139
Unrealized gains from investment activities	(107,803)	(50,084)
Income from equity method investments	(102,877)	(64,356)
Change in fair value of contingent obligations	4,619	11,736
Deferred taxes, net	49,817	52,184
Other non-cash amounts included in net income, net	1,310	(10,766)
Cash flows due to changes in operating assets and liabilities:
Carried interest receivable	(325,786)	(348,815)
Due from related parties	(47,536)	(49,863)
Accounts payable and accrued expenses	21,597	24,306
Accrued compensation and benefits	91,910	65,602
Deferred revenue	(17,285)	29,168
Due to related parties	(12,776)	68,726
Profit sharing payable	179,703	168,741
Other assets and other liabilities, net	(14,409)	(8,082)
Cash distributions of earnings from equity method investments	41,335	17,079
Satisfaction of contingent obligation	(23,597)	(10,096)
Apollo Fund and VIE related:
Net realized and unrealized (gains) losses from investing activities and debt	(10,111)	621
Change in cash held at consolidated variable interest entities	2,157	4,139
Purchases of investments	(517,652)	(396,810)
Proceeds from sale of investments	385,035	422,922
Changes in other assets and other liabilities, net	1,925	(17,483)
Net Cash Provided by Operating Activities	$667,484	$573,171
Cash Flows from Investing Activities:
Purchases of fixed assets	$(5,929)	$(4,921)
Purchase of investments	(14,774)	(44,530)
Purchase of U.S. Treasury securities	(198,868)	—
Cash contributions to equity method investments	(116,233)	(188,572)
Cash distributions from equity method investments	80,360	68,685
Issuance of related party loans	(5,834)	(3,906)
Repayment of related party loans	17,700	—
Other investing activities	(626)	919
Net Cash Used in Investing Activities	$(244,204)	$(172,325)
Cash Flows from Financing Activities:
Issuance of Preferred shares (net of issuance costs)	$264,398	$—
Distributions to Preferred Shareholders	(9,155)	—
Principal repayments of debt	(30)	(200,000)
Issuance of debt	—	532,706
Satisfaction of tax receivable agreement	(17,895)	—
Purchase of Class A shares	(18,463)	(13,003)
Payments related to issuances of Class A shares for RSUs	(28,001)	(35,297)
Distributions paid	(288,726)	(172,095)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(329,172)	(194,371)
Other financing activities	(2,949)	(11,926)
Apollo Fund and VIE related:
Issuance of debt	534,595	—
Principal repayment of debt	(442,640)	—
Distributions paid to Non-Controlling Interests in consolidated entities	(347)	(4,133)
Contributions from Non-Controlling Interests in consolidated entities	42,484	12,897
Net Cash Used in Financing Activities	$(295,901)	$(85,222)
Net Increase in Cash and Cash Equivalents	127,379	315,624
Cash and Cash Equivalents, Beginning of Period	813,664	617,322
Cash and Cash Equivalents, End of Period	$941,043	$932,946
Supplemental Disclosure of Cash Flow Information:
Interest paid	$32,207	$20,045
Interest paid by consolidated variable interest entities	9,026	13,911
Income taxes paid	8,070	5,806
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash contributions to equity method investments	$—	$1,231
Non-cash distributions from equity method investments	(26,167)	(4,496)
Non-cash purchases of other investments, at fair value	25,091	—
Supplemental Disclosure of Non-Cash Financing Activities:
Capital increases related to equity-based compensation	$52,442	$53,910
Other non-cash financing activities	(296)	364
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$46,539	$1,807
Due to affiliates	(35,946)	(1,519)
Additional paid in capital	(10,593)	(288)
Non-Controlling Interest in Apollo Operating Group	30,631	1,251

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

Organization of the Company
The Company was formed as a Delaware limited liability company on July 3, 2007 and completed a reorganization of its predecessor businesses on July 13, 2007 (the “2007 Reorganization”). The Company is managed and operated by its manager, AGM Management, LLC, which in turn is indirectly wholly-owned and controlled by Leon Black, Joshua Harris and Marc Rowan, its Managing Partners.
As of September 30, 2017, the Company owned, through six intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, APO Asset Co., LLC, a Delaware limited liability company that is a disregarded entity for U.S. federal income tax purposes, APO (FC), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes, APO (FC II), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes, APO UK (FC), Limited, a United Kingdom incorporated company that is treated as a corporation for U.S. federal income tax purposes, and APO (FC III), LLC, a Cayman Islands limited liability company (collectively, the “Intermediate Holding Companies”), 48.1% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly-owned subsidiaries.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and certain of the Company’s other partners (the “Contributing Partners”) indirectly beneficially own interests in each of the partnerships that comprise the Apollo Operating Group (“AOG Units”). As of September 30, 2017, Holdings owned the remaining 51.9% of the economic interests in the Apollo Operating Group. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.
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
Consolidation
The types of entities with which Apollo is involved generally include subsidiaries (e.g., general partners and management companies related to the funds the Company manages), entities that have all the attributes of an investment company (e.g., funds) and securitization vehicles (e.g., CLOs). Each of these entities is assessed for consolidation on a case by case basis depending on the specific facts and circumstances surrounding that entity.
Pursuant to the consolidation guidance, the Company first evaluates whether it holds a variable interest in an entity. Fees that are customary and commensurate with the level of services provided, and where the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered a variable interest. Apollo factors in all economic interests including proportionate interests through related parties, to determine if such interests are considered a variable interest. As Apollo’s interests in many of these entities are solely through market rate fees and/or insignificant indirect interests through related parties, Apollo is not considered to have a variable interest in many of these entities and no further consolidation analysis is performed. For entities where the Company has determined that it does hold a variable interest, the Company performs an assessment to determine whether each of those entities qualify as a VIE.
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
Assets and liabilities of the consolidated VIEs are primarily shown in separate sections within the condensed consolidated statements of financial condition. Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses are presented within net gains from investment activities of consolidated variable interest entities in the condensed consolidated statements of operations. The portion attributable to Non-Controlling Interests is reported within net income attributable to Non-Controlling Interests in the condensed consolidated statements of operations. For additional disclosures regarding VIEs, see note 4.
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
Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of fair values, as follows:
Level I - Quoted prices are available in active markets for identical financial instruments as of the reporting date. The types of financial instruments included in Level I include listed equities and debt. The Company does not adjust the quoted price for these financial instruments, even in situations where the Company holds a large position and the sale of such position would likely deviate from the quoted price.
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
Valuation Process
On a quarterly basis, Apollo utilizes valuation committees consisting of members from senior management, to review and approve the valuation results related to the investments of the funds it manages. For certain publicly traded vehicles managed by the Company, a review is performed by an independent board of directors. The Company also retains independent valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

identifies and requests them to perform. The limited procedures provided by the independent valuation firms assist management with validating their valuation results or determining fair value. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analyses. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.
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
Fair Value Option
Apollo has elected the fair value option for the Company’s investment in Athene Holding, the assets and liabilities of certain of its consolidated VIEs (including CLOs), the Company’s U.S. Treasury securities with original maturities greater than three months when purchased, and certain of the Company’s other investments. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by the consolidated VIEs that otherwise would not have been carried at fair value. See notes 3, 4, and 5 for further disclosure on the investments in Athene Holding and financial instruments of the consolidated VIEs and other investments for which the fair value option has been elected.
Cash and Cash Equivalents
Apollo considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include money market funds and U.S. treasury securities with original maturities of three months or less when purchased. Interest income from cash and cash equivalents is recorded in interest income in the condensed consolidated statements of operations. The carrying values of the money market funds and U.S. treasury securities of $428.1 million as of September 30, 2017, which approximate their fair values due to their short-term nature and are categorized as Level I within the fair value hierarchy. Substantially all of the Company’s cash on deposit is in interest bearing accounts with major financial institutions and exceed insured limits.
U.S. Treasury securities, at fair value
U.S. Treasury securities, at fair value includes U.S. Treasury bills with original maturities greater than three months when purchased. These securities are recorded at fair value. Interest income on such securities is separately presented from the overall change in fair value and is recognized in interest income in the condensed consolidated statements of operations. Any

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

remaining change in fair value of such securities, that is not recognized as interest income, is recognized in net gains from investment activities in the condensed consolidated statements of operations.
Investments, at Fair Value
Investments, at fair value represent investments of the consolidated funds, investments of the consolidated VIEs and certain financial instruments for which the fair value option has been elected.
The unrealized gains and losses resulting from changes in the fair value of the consolidated VIEs are reflected as net gains from investment activities of consolidated variable interest entities in the condensed consolidated statements of operations.
Net gains from investment activities in the condensed consolidated statements of operations include both realized gains and losses and the change in unrealized gains and losses in the Company’s investments, at fair value between the opening reporting date and the closing reporting date.
Equity Method Investments
For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation and for which the Company has not elected the fair value option, the Company uses the equity method of accounting, whereby the Company records its share of the underlying income or loss of such entities. The Company’s share of the underlying net income or loss of such entities is recorded in income from equity method investments in the condensed consolidated statements of operations. The carrying amounts of equity method investments are recorded in investments in the condensed consolidated statements of financial condition. As the underlying entities that the Company manages and invests in are, for U.S. GAAP purposes, primarily investment companies which reflect their investments at estimated fair value, the carrying value of the Company’s equity method investments in such entities approximates fair value.
Revenues
Revenues are reported in three separate categories that include (i) advisory and transaction fees from related parties, net, which relate to the investments of the funds the Company manages and may include individual monitoring agreements the Company has with the portfolio companies and debt investment vehicles of the private equity funds and credit funds it manages; (ii) management fees from related parties, which are based on committed capital, invested capital, net asset value, gross assets or as otherwise defined in the respective agreements; and (iii) carried interest income from related parties, which is normally based on the performance of the funds the Company manages that are subject to preferred return.
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
General, Administrative and Other
General, administrative and other primarily includes professional fees, occupancy, depreciation and amortization, travel, information technology, and administration expenses. For the three and nine months ended September 30, 2016, the presentation of professional fees, occupancy, and depreciation and amortization was combined with general, administrative and other on the condensed consolidated statements of operations to conform to the current presentation.
Use of Estimates
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Apollo’s most significant estimates include goodwill, intangible assets, income taxes, carried interest income from related parties, contingent consideration obligation related to an acquisition, non-cash compensation, and fair value of investments and debt. Actual results could differ materially from those estimates.

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
Carried interest income that is a capital allocation to the general partner or investment manager, represents the remaining portion of carried interest income on the Company’s consolidated statements of operations. The determination of which carried interests are considered capital allocations is primarily based on the terms of the agreement. In connection with the adoption of the new revenue guidance, the Company will apply a new accounting policy for its carried interest income that is a capital allocation. The Company intends to account for such carried interest income as a financial instrument under the equity method of accounting. The pattern and amount of recognition under the new policy is not expected to differ materially from the Company’s existing recognition for such fees. Such carried interest income will be reported as a separate line item within revenue (i.e., separate from incentive fees). As capital allocation related carried interest income and the related general partner investment are considered to be a single unit of account under the Company’s new accounting policy, the equity method income associated with the general partner interests will be combined with the associated carried interest income and reported within revenue.
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
3. INVESTMENTS
The following table represents Apollo’s investments:

	As of September 30, 2017	As of December 31, 2016
Investments, at fair value	$852,350	$708,080
Equity method investments	855,714	786,664
Total Investments	$1,708,064	$1,494,744
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Net Gains from Investment Activities
The following table presents the realized and net change in unrealized gains on investments, at fair value for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Realized gains on sales of investments	$162	$472	$14	$375
Net change in unrealized gains due to changes in fair value(1)	68,770	17,274	102,922	49,912
Net gains from investment activities	$68,932	$17,746	$102,936	$50,287

(1)	Primarily relates to the Company’s investment in Athene Holding. See note 5 for further information regarding the Company’s investment in Athene Holding.
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
Equity method investments as of September 30, 2017 and December 31, 2016 consisted of the following:

	Equity Held as of
	September 30, 2017	(5)	December 31, 2016	(5)
Private Equity(1)(2)	$495,409		$428,581
Credit(1)(3)	330,918		327,012
Real Assets	29,387		31,071
Total equity method investments(4)	$855,714		$786,664

(1)
As of September 30, 2017, equity method investments include Fund VIII (Private Equity) and MidCap (Credit) of $340.3 million and $79.9 million, respectively, representing an ownership percentage of 2.2% and 4.3%, respectively. As of December 31, 2016, equity method investments include Fund VIII (Private Equity) and MidCap (Credit) of $260.9 million and $79.5 million, respectively, representing an ownership percentage of 2.2% and 4.3%, respectively.

(2)
The equity method investment in AP Alternative Assets, L.P. (“AAA”) was $51.8 million and $66.8 million as of September 30, 2017 and December 31, 2016, respectively. The value of the Company’s investment in AAA was $51.9 million and $64.9 million based on the quoted market price as of September 30, 2017 and December 31, 2016, respectively.

(3)
The equity method investment in AINV was $56.6 million and $58.6 million as of September 30, 2017 and December 31, 2016, respectively. The value of the Company’s investment in AINV was $54.3 million and $52.1 million based on the quoted market price as of September 30, 2017 and December 31, 2016, respectively.

(4)	Certain funds invest across multiple segments. The presentation in the table above is based on the classification of the majority of such funds’ investments.

(5)	Some amounts are included a quarter in arrears.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

As of September 30, 2017 and for the three and nine months ended September 30, 2017, no equity method investment held by Apollo met the significance criteria as defined by the SEC. Although the following disclosure is not required by the significance criteria for the three and nine months ended September 30, 2017, the Company chose to continue to include this information as it was disclosed in its 2016 Annual Report. The following table presents summarized financial information of Athene Holding for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	(1)	2016	2017	(1)	2016
	(in millions)
Statements of Operations
Revenues	$1,763		$1,272	$4,448		$3,039
Expenses	1,426		1,234	3,320		2,708
Income before income tax provision (benefit)	337		38	1,128		331
Income tax provision (benefit)	11		(88)	54		(73)
Net income available to Athene Holding common shareholders	$326		$126	$1,074		$404

(1)
The financial statement information for the three and nine months ended September 30, 2017 is presented a quarter in arrears and is comprised of the financial information for the three and nine months ended June 30, 2017, which represents the latest available financial information as of the date of this report.

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
The assets of these consolidated CLOs are not available to creditors of the Company. In addition, the investors in these consolidated CLOs have no recourse against the assets of the Company. The Company measures both the financial assets and the financial liabilities of the CLOs using the fair value of the financial assets as further described in note 2. The Company has elected the fair value option for financial instruments held by its consolidated CLOs, which includes investments in loans and corporate bonds, as well as debt obligations and contingent obligations held by such consolidated CLOs. Other assets include amounts due from brokers and interest receivables. Other liabilities include payables for securities purchased, which represent open trades within the consolidated VIEs and primarily relate to corporate loans that are expected to settle within the next 60 days. From time to time, Apollo makes investments in certain consolidated CLOs denominated in foreign currencies. As of September 30, 2017 and December 31, 2016, the Company held investments of $46.6 million and $41.3 million, respectively, in consolidated foreign currency denominated CLOs, which eliminate in consolidation.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Net Gains from Investment Activities of Consolidated Variable Interest Entities
The following table presents net gains from investment activities of the consolidated VIEs for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017	(1)	2016	(1)	2017	(1)	2016	(1)
Net gains (losses) from investment activities	$(272)		$9,466		$9,244		$7,341
Net gains (losses) from debt	635		(7,745)		3,319		(9,182)
Interest and other income	9,977		11,404		26,420		34,913
Interest and other expenses	(9,495)		(12,325)		(27,898)		(30,255)
Net gains from investment activities of consolidated variable interest entities	$845		$800		$11,085		$2,817

(1)	Amounts reflect consolidation eliminations.
Senior Secured Notes, Subordinated Notes and Secured Borrowings—Included within debt are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017				As of December 31, 2016
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)(3)	$794,748	1.68%		12.4	$704,976	1.83%		12.3
Subordinated Notes(2)(3)	98,602	N/A	(1)	22.7	87,794	N/A	(1)	19.2
Secured Borrowings(4)	90,461	3.00%		9.5	—	N/A		N/A
Total	$983,811				$792,770

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.

(2)	The fair value of Senior Secured Notes, Subordinated Notes and Secured Borrowings as of September 30, 2017 and December 31, 2016 was $972.6 million and $786.5 million, respectively.

(3)
The debt at fair value of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. As of September 30, 2017 and December 31, 2016, the fair value of the assets of the consolidated VIEs was $1,278.5 million and $1,001.8 million, respectively. This collateral consisted of cash and cash equivalents, investments, at fair value, and other assets.

(4)
Secured borrowings consist of a consolidated VIE’s obligation through a repurchase agreement redeemable at maturity with a third party lender. The fair value of the secured borrowings as of September 30, 2017 was $90.5 million.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of September 30, 2017, the Company was not aware of any instances of non-compliance with any of these covenants.
Variable Interest Entities Which are Not Consolidated
The Company holds variable interests in certain VIEs which are not consolidated, as it has been determined that Apollo is not the primary beneficiary.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the carrying amounts of the assets and liabilities of the VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary as of September 30, 2017 and December 31, 2016. In addition, the table presents the maximum exposure to losses relating to these VIEs.

	As of September 30, 2017	As of December 31, 2016
Assets:
Cash	$334,339	$231,922
Investments	7,389,027	7,253,872
Receivables	68,390	37,541
Total Assets	$7,791,756	$7,523,335

Liabilities:
Debt and other payables	$3,089,584	$2,818,459
Total Liabilities	$3,089,584	$2,818,459

Apollo Exposure(1)	$282,240	$272,191

(1)
Represents Apollo’s direct investment in those entities in which Apollo holds a significant variable interest and certain other investments. Additionally, cumulative carried interest income is subject to reversal in the event of future losses. The maximum amount of future reversal of carried interest income from all of Apollo’s funds, including those entities in which Apollo holds a significant variable interest, was $3.6 billion and $2.9 billion as of September 30, 2017 and December 31, 2016, respectively, as discussed in note 14.

5. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level as of September 30, 2017 and December 31, 2016.

	As of September 30, 2017
	Level I(1)	Level II(1)	Level III	Total		Cost
Assets
U.S. Treasury securities, at fair value	$198,900	$—	$—	$198,900		$198,868
Investments, at fair value:
Investments of consolidated Apollo funds	1,077	237	664	1,978		1,827
Other investments	—	—	64,726	64,726		62,464
Investment in Athene Holding(2)	—	785,646	—	785,646		387,526
Total investments, at fair value	1,077	785,883	65,390	852,350	(7)	451,817
Investments of VIEs, at fair value(3)	—	1,029,599	135,577	1,165,176
Investments of VIEs, valued using NAV	—	—	—	5,374
Total investments of VIEs, at fair value	—	1,029,599	135,577	1,170,550
Derivative assets	—	439	—	439
Total Assets	$199,977	$1,815,921	$200,967	$2,222,239

Liabilities
Liabilities of consolidated Apollo funds	$21	$596	$—	$617
Liabilities of VIEs, at fair value(3)(5)	—	972,632	12,416	985,048
Contingent consideration obligations(6)	—	—	87,300	87,300
Derivative liabilities(4)	—	1,439	—	1,439
Total Liabilities	$21	$974,667	$99,716	$1,074,404

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of December 31, 2016
	Level I(1)	Level II(1)	Level III	Total		Cost
Assets
Investments, at fair value:
Investments of consolidated Apollo funds	$3,336	$1,475	$567	$5,378		$5,463
Other investments	—	—	45,154	45,154		47,690
Investment in Athene Holding(2)	—	657,548	—	657,548		387,526
Total investments, at fair value	3,336	659,023	45,721	708,080	(7)	440,679
Investments of VIEs, at fair value(3)	—	816,167	92,474	908,641
Investments of VIEs, valued using NAV	—	—	—	5,186
Total investments of VIEs, at fair value	—	816,167	92,474	913,827
Derivative assets	—	1,360	—	1,360
Total Assets	$3,336	$1,476,550	$138,195	$1,623,267

Liabilities
Liabilities of VIEs, at fair value(3)(5)	$—	$786,545	$11,055	$797,600
Contingent consideration obligations(6)	—	—	106,282	106,282
Derivative liabilities(4)	—	1,167	—	1,167
Total Liabilities	$—	$787,712	$117,337	$905,049

(1)	All Level I and Level II assets and liabilities were valued using third party pricing, with the exception of the investment in Athene Holding.

(2)	See note 13 for further disclosure regarding the investment in Athene Holding.

(3)	See note 4 for further disclosure regarding VIEs.

(4)	Derivative liabilities are presented as a component of Other liabilities in the condensed consolidated statements of financial condition.

(5)	Other liabilities include contingent obligations classified as Level III.

(6)	See note 14 for further disclosure regarding contingent consideration obligations.

(7)
See note 3 to our condensed consolidated financial statements for further detail regarding our investments at fair value and reconciliation to the condensed consolidated statements of financial condition.

There were no transfers of financial assets or liabilities between Level I and Level II for the three and nine months ended September 30, 2017 and 2016.
The following tables summarize the changes in fair value in financial assets measured at fair value for which Level III inputs have been used to determine fair value for the three months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30, 2017
	Investments of Consolidated Apollo Funds	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$624	$53,098	$170,666	$224,388
Purchases	—	10,075	21,729	31,804
Sales of investments/distributions	—	—	(21,119)	(21,119)
Net realized gains	—	—	154	154
Changes in net unrealized gains	40	18	1,791	1,849
Cumulative translation adjustment	—	1,535	3,145	4,680
Transfer out of Level III	—	—	(40,789)	(40,789)
Balance, End of Period	$664	$64,726	$135,577	$200,967
Change in net unrealized gains included in net gains from investment activities related to investments still held at reporting date	$40	$18	$—	$58
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	—	1,330	1,330

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended September 30, 2016
	Investments of Consolidated Apollo Funds	Other Investments	Investment in Athene Holding	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$2,853	$44,753	$542,437	$112,690	$702,733
Purchases	—	334	—	11,040	11,374
Sale of investments/distributions	(1,361)	—	—	(11,204)	(12,565)
Net realized gains	15	—	—	86	101
Changes in net unrealized gains (losses)	107	939	16,392	(215)	17,223
Cumulative translation adjustment	—	206	—	1,004	1,210
Transfer into Level III(1)	—	—	—	8,755	8,755
Transfer out of Level III(1)	(1,293)	—	—	(15,622)	(16,915)
Balance, End of Period	$321	$46,232	$558,829	$106,534	$711,916
Change in net unrealized gains included in net gains from investment activities related to investments still held at reporting date	$51	$939	$16,392	$—	$17,382
Change in net unrealized losses included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	—	—	(358)	(358)

(1)
Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

The following tables summarize the changes in fair value in financial assets measured at fair value for which Level III inputs have been used to determine fair value for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30, 2017
	Investments of Consolidated Apollo Funds	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$567	$45,154	$92,474	$138,195
Purchases	—	14,774	107,969	122,743
Sale of investments/distributions	(8)	—	(53,920)	(53,928)
Net realized gains (losses)	(14)	—	340	326
Changes in net unrealized gains (losses)	59	(386)	9,600	9,273
Cumulative translation adjustment	—	5,184	10,334	15,518
Transfer into Level III(1)	60	—	9,569	9,629
Transfer out of Level III(1)	—	—	(40,789)	(40,789)
Balance, End of Period	$664	$64,726	$135,577	$200,967
Change in net unrealized gains (losses) included in net gains from investment activities related to investments still held at reporting date	$45	$(386)	$—	$(341)
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	—	9,351	9,351

(1)
Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Nine Months Ended September 30, 2016
	Investments of Consolidated Apollo Funds	Other Investments	Investment in Athene Holding	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,634	$434	$510,099	$100,941	$613,108
Purchases	1,382	44,530	—	60,832	106,744
Sale of investments/distributions	(1,803)	—	—	(54,496)	(56,299)
Net realized gains (losses)	(96)	—	—	3,132	3,036
Changes in net unrealized gains (losses)	224	528	48,730	(2,629)	46,853
Cumulative translation adjustment	—	740	—	2,469	3,209
Transfer into Level III(1)	1,495	—	—	30,173	31,668
Transfer out of Level III(1)	(2,515)	—	—	(33,888)	(36,403)
Balance, End of Period	$321	$46,232	$558,829	$106,534	$711,916
Change in net unrealized gains included in net gains from investment activities related to investments still held at reporting date	$56	$528	$48,730	$—	$49,314
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	—	—	441	441

(1)
Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

The following table summarizes the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value for the three months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,
	2017			2016
	Liabilities of Consolidated VIEs	Contingent Consideration Obligations	Total	Liabilities of Consolidated VIEs	Contingent Consideration Obligations	Total
Balance, Beginning of Period	$12,007	$86,900	$98,907	$11,671	$70,967	$82,638
Payments/extinguishment	—	(6,776)	(6,776)	—	(3,109)	(3,109)
Changes in net unrealized losses(1)	409	7,176	7,585	136	13,361	13,497
Balance, End of Period	$12,416	$87,300	$99,716	$11,807	$81,219	$93,026
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to liabilities still held at reporting date	$409	$—	$409	$136	$—	$136

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table summarizes the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
	2017				2016
	Liabilities of Consolidated Apollo Funds	Liabilities of Consolidated VIEs	Contingent Consideration Obligations	Total	Liabilities of Consolidated VIEs	Contingent Consideration Obligations	Total
Balance, Beginning of Period	$—	$11,055	$106,282	$117,337	$11,411	$79,579	$90,990
Additions	97	—	—	97	—	—	—
Payments/extinguishment	(94)	—	(23,597)	(23,691)	—	(10,096)	(10,096)
Net realized gains	(10)	—	—	(10)	—	—	—
Changes in net unrealized losses(1)	7	1,361	4,615	5,983	396	11,736	12,132
Balance, End of Period	$—	$12,416	$87,300	$99,716	$11,807	$81,219	$93,026
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to liabilities still held at reporting date	$—	$1,361	$—	$1,361	$396	$—	$396

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.
The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investments of consolidated Apollo funds	$664	Third party pricing(1)	N/A	N/A	N/A
Investments in other	47,602	Third party pricing(1)	N/A	N/A	N/A
	17,124	Other	N/A	N/A	N/A
Investments of consolidated VIEs:
Corporate loans/bonds/CLO notes	13,548	Third party pricing(1)	N/A	N/A	N/A
Equity securities	122,029	Book value multiple	Book value multiple	0.76x	0.76x
		Discounted cash flow	Discount rate	12.8%	12.8%
Total investments of consolidated VIEs	135,577
Total Financial Assets	$200,967
Financial Liabilities
Liabilities of consolidated VIEs	12,416	Other	N/A	N/A	N/A
Contingent consideration obligation	87,300	Discounted cash flow	Discount rate	17.3%	17.3%
Total Financial Liabilities	$99,716

(1)	These securities are valued primarily using unadjusted broker quotes.

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
Investment in Athene Holding
As of September 30, 2017 and December 31, 2016 the fair value of Apollo’s investment in Athene Holding was estimated using the closing market price of Athene Holding shares of $53.84 and $47.99, respectively, less a discount due to a lack of marketability (“DLOM”) of 7.0% and 9.5%, respectively, as applicable. The DLOM was derived based on the average remaining lock up restrictions on the shares of Athene Holding held by Apollo (14.3 months and 23.3 months as of September 30, 2017 and December 31, 2016, respectively) and the estimated volatility in such shares of Athene Holding. Due to the limited trading history in Athene Holding shares, the historical share price volatility of a representative set of Athene Holding’s publicly traded insurance peers was calculated over a period equivalent to the remaining average lock up on the shares of Athene Holding held by Apollo and used as a proxy to estimate the projected volatility in Athene Holding’s shares. The fair value of Apollo’s investment in Athene Holding as of September 30, 2017 and December 31, 2016 after the application of the DLOM was estimated at a price of $50.19 and $43.43 per share, respectively.
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
Consolidated VIEs
Investments
As of September 30, 2017, the significant unobservable inputs used in the fair value measurement of the equity securities include the discount rate applied and the book value multiples applied in the valuation models. These unobservable

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

inputs in isolation can cause significant increases or decreases in fair value. Specifically, when a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment; conversely decreases in the discount rate can significantly increase the fair value of an investment. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. When a comparable multiple model is used to determine fair value, the comparable multiples are generally multiplied by the underlying companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) to establish the total enterprise value of the company. The comparable multiple is determined based on the implied trading multiple of public industry peers.
Liabilities
As of September 30, 2017 and December 31, 2016, the debt obligations of the consolidated CLOs were measured on the basis of the fair value of the financial assets of the CLOs as the financial assets were determined to be more observable and, as a result, categorized as Level II in the fair value hierarchy.
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
6. CARRIED INTEREST RECEIVABLE
Carried interest receivable from private equity, credit and real assets funds consisted of the following:

	As of September 30, 2017	As of December 31, 2016
Private Equity	$1,128,460	$798,465
Credit	413,990	426,114
Real Assets	35,534	32,526
Total carried interest receivable	$1,577,984	$1,257,105
The table below provides a roll-forward of the carried interest receivable balance for the nine months ended September 30, 2017:

	Private Equity	Credit	Real Assets	Total
Carried interest receivable, January 1, 2017	$798,465	$426,114	$32,526	$1,257,105
Change in fair value of funds	651,808	165,987	10,585	828,380
Fund distributions to the Company	(321,813)	(178,111)	(7,577)	(507,501)
Carried interest receivable, September 30, 2017	$1,128,460	$413,990	$35,534	$1,577,984
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
7. PROFIT SHARING PAYABLE
Profit sharing payable consisted of the following:

	As of September 30, 2017	As of December 31, 2016
Private Equity	$427,456	$268,170
Credit	269,233	268,855
Real Assets	14,184	13,123
Total profit sharing payable	$710,873	$550,148
The table below provides a roll-forward of the profit sharing payable balance for the nine months ended September 30, 2017:

	Private Equity	Credit	Real Assets	Total
Profit sharing payable, January 1, 2017	$268,170	$268,855	$13,123	$550,148
Profit sharing expense(1)(2)	266,881	73,909	3,680	344,470
Payments/other	(107,595)	(73,531)	(2,619)	(183,745)
Profit sharing payable, September 30, 2017	$427,456	$269,233	$14,184	$710,873

(1)
Includes (i) changes in amounts payable to employees and former employees entitled to a share of carried interest income in Apollo’s funds and (ii) changes to the fair value of the contingent consideration obligations recognized in connection with certain Apollo acquisitions. See notes 5 and 14 for further disclosure regarding the contingent consideration obligations.

(2)
The Company has recorded a receivable from the Contributing Partners, certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated in the amount of $43.9 million and $39.3 million as of September 30, 2017 and December 31, 2016, respectively. Profit sharing expense excludes the potential return of these profit sharing distributions. See note 13 for further discussion regarding the potential return of profit sharing distributions.

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
The Company’s income tax provision totaled $16.5 million and $29.7 million for the three months ended September 30, 2017 and 2016, respectively, and $54.9 million and $62.5 million for the nine months ended September 30, 2017 and 2016, respectively. The Company’s effective tax rate was approximately 3.7% and 11.2% for the three months ended September 30, 2017 and 2016, respectively, and 5.3% and 9.8% for the nine months ended September 30, 2017 and 2016, respectively.
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
The Company’s primary jurisdictions in which it operates are the United States, New York State, New York City, California and the United Kingdom. There are no unremitted earnings with respect to the United Kingdom and other foreign entities

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

due to the flow-through nature of these entities. In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of September 30, 2017, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2013 through 2016 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax return of certain subsidiaries for the 2011 and 2012 tax years. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2013.
The Company has recorded a deferred tax asset for the future amortization of tax basis intangibles as a result of the 2007 Reorganization. The Company recorded additional deferred tax assets as a result of the step-up in tax basis of intangibles from subsequent exchanges of AOG Units for Class A shares. A related tax receivable agreement liability was recorded in due to related parties in the condensed consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among APO Corp., the Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 13). The increases in the deferred tax asset less the related liability resulted in increases to additional paid in capital which were recorded in the condensed consolidated statements of changes in shareholders’ equity for the nine months ended September 30, 2017 and 2016. The amortization period for these tax basis intangibles is 15 years and the deferred tax assets will reverse over the same period.
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
The table below presents the impact to the deferred tax asset, tax receivable agreement liability and additional paid in capital related to the exchange of AOG Units for Class A shares during the nine months ended September 30, 2017 and 2016.

Exchange of AOG Units for Class A shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Nine Months Ended September 30, 2017	$46,539	$35,946	$10,593
For the Nine Months Ended September 30, 2016	$1,807	$1,519	$288
9. DEBT
Debt consisted of the following:

	As of September 30, 2017				As of December 31, 2016
	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate
2013 AMH Credit Facilities - Term Facility(1)	$299,627	$298,875	(3)	2.28%	$299,543	$298,500	(3)	1.82%
2024 Senior Notes(1)	495,697	510,604	(4)	4.00	495,208	498,336	(4)	4.00
2026 Senior Notes(1)	495,550	519,618	(4)	4.40	495,165	497,923	(4)	4.40
2014 AMI Term Facility I(2)	16,199	16,199	(3)	2.00	14,449	14,449	(3)	2.00
2014 AMI Term Facility II(2)	18,283	18,283	(3)	1.75	16,306	16,306	(3)	1.75
2016 AMI Term Facility I(2)	20,050	20,050	(3)	1.75	17,852	17,852	(3)	1.75
2016 AMI Term Facility II(2)	15,638	15,638	(3)	2.00	13,924	13,924	(3)	2.00
Total Debt	$1,361,044	$1,399,267			$1,352,447	$1,357,290

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(1)	Includes impact of any amortization of note discount, as applicable. Outstanding balance is presented net of unamortized debt issuance costs, which are presented in the following table:

	As of September 30, 2017	As of December 31, 2016
2013 AMH Credit Facilities - Term Facility	$373	$457
2024 Senior Notes	$3,637	$4,051
2026 Senior Notes	$4,069	$4,420

(2)
Apollo Management International LLP (“AMI”), a subsidiary of the Company, entered into the following five year credit agreements and proceeds from the borrowings were used to fund the Company’s investment in European CLOs it manages:

Facility	Date	Loan Amount
2014 AMI Term Facility I	July 3, 2014	€13,686
2014 AMI Term Facility II	December 9, 2014	€15,475
2016 AMI Term Facility I	January 18, 2016	€16,970
2016 AMI Term Facility II	June 22, 2016	€13,236

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
Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus an applicable margin, and undrawn revolving commitments bear a commitment fee. In connection with the issuance of the 2024 Senior Notes and the 2026 Senior Notes (as defined below), $250 million of the proceeds and $200 million of the proceeds, respectively, were used to repay a portion of the Term Facility outstanding with third party lenders at par. The interest rate on the $300 million Term Facility as of September 30, 2017 was 2.45% and the commitment fee as of September 30, 2017 on the $500 million undrawn Revolver Facility was 0.125%. The $300 million carrying value of debt that is recorded on the condensed consolidated statements of financial condition at September 30, 2017 is the amount for which the Company is obligated to settle the 2013 AMH Credit Facilities.
As of September 30, 2017, the 2013 AMH Credit Facilities were guaranteed by AMH and its subsidiaries, Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., AAA Holdings, L.P., Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., Apollo Principal Holdings XI, LLC, Apollo Principal Holdings XII, L.P., ST Holdings GP, LLC and ST Management Holdings, LLC. The 2013 AMH Credit Facilities contain affirmative and negative covenants which limit the ability of the Borrowers, the guarantors and certain of their subsidiaries to, among other things, incur indebtedness and create liens. Additionally, the 2013 AMH Credit Facilities contain financial covenants which require the Borrowers and their subsidiaries to maintain (1) at least $40 billion of Fee-Generating Assets Under Management and (2) a maximum total net leverage ratio of not more than 4.00 to 1.00 (subject to customary equity cure rights). The 2013 AMH Credit Facilities also contain customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of the Company.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Borrowings under the Revolver Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. In addition, the Borrowers may incur incremental facilities in respect of the Revolver Facility and the Term Facility in an aggregate amount not to exceed $500 million plus additional amounts so long as the Borrowers are in compliance with a net leverage ratio not to exceed 3.75 to 1.00. As of September 30, 2017 and December 31, 2016, the Revolver Facility was undrawn.
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
As of September 30, 2017, the 2026 Senior Notes and the 2024 Senior Notes were guaranteed by Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., Apollo Principal Holdings XI, LLC, Apollo Principal Holdings XII, L.P., AMH Holdings (Cayman), L.P. and any other entity that is required to become a guarantor of the notes under the terms of the indentures governing the 2026 Senior Notes and the 2024 Senior Notes (the “Indentures”). The Indentures include covenants that restrict the ability of AMH and, as applicable, the guarantors to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries or merge, consolidate or sell, transfer or lease assets. The Indentures also provide for customary events of default.
The following table presents the interest expense incurred related to the Company’s debt for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Interest Expense:(1)
2013 AMH Term Facility	$2,150	$1,696	$6,109	$6,408
2024 Senior Notes	5,163	5,192	15,489	15,572
2026 Senior Notes	5,628	5,630	16,885	7,744
AMI Term Facilities	362	314	1,014	781
Total Interest Expense	$13,303	$12,832	$39,497	$30,505

(1)	Debt issuance costs incurred in connection with the Term Facility, the 2024 Senior Notes and the 2026 Senior Notes are amortized into interest expense over the term of the debt arrangement.
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
The table below presents basic and diluted net income per Class A share using the two-class method for the three and nine months ended September 30, 2017 and 2016:

	Basic and Diluted
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017		2016	2017	2016
Numerator:
Net income attributable to Apollo Global Management, LLC Class A Shareholders	$198,569		$94,619	$430,673	$235,883
Distributions declared on Class A shares(1)	(100,641)		(68,356)	(279,307)	(165,802)
Distributions on participating securities(2)	(3,265)		(2,404)	(9,419)	(6,293)
Earnings allocable to participating securities	(3,218)	(3)	(849)	(5,129)	(2,637)
Undistributed income attributable to Class A shareholders: Basic and Diluted	$91,445		$23,010	$136,818	$61,151
Denominator:
Weighted average number of Class A shares outstanding: Basic and Diluted	192,882,082		184,438,515	190,014,240	183,602,982
Net Income per Class A Share: Basic and Diluted(4)
Distributed Income	$0.52		$0.37	$1.46	$0.90
Undistributed Income	0.48		0.13	0.73	0.34
Net Income per Class A Share: Basic and Diluted	$1.00		$0.50	$2.19	$1.24

(1)	See note 12 for information regarding the quarterly distributions declared and paid during 2017 and 2016.

(2)	Participating securities consist of vested and unvested RSUs that have rights to distributions and unvested restricted shares.

(3)	No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A shareholders.

(4)	For the three and nine months ended September 30, 2017 and 2016, all of the classes of securities were determined to be anti-dilutive.
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
Apollo Global Management, LLC has one Class B share outstanding, which is held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the Class B share is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, as discussed above. The Class B share has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or distributions. The Class B share has no distribution or liquidation rights. The Class B share has voting rights on a pari passu basis with the Class A shares. The Class B share represented 54.3% and 60.7% of the total voting power of the Company’s shares entitled to vote as of September 30, 2017 and 2016, respectively.
The following table summarizes the anti-dilutive securities for the three and nine months ended September 30, 2017 and 2016, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average vested RSUs	210,642	873,973	554,881	1,780,166
Weighted average unvested RSUs	6,196,601	5,867,075	6,334,220	6,054,283
Weighted average unexercised options	210,420	222,920	214,587	222,920
Weighted average AOG Units outstanding	209,522,593	215,869,166	212,224,998	216,034,309
Weighted average unvested restricted shares	400,606	67,101	240,411	85,388
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
RSUs
The Company grants RSUs under the 2007 Equity Plan. These grants are accounted for as a grant of equity awards in accordance with U.S. GAAP. The fair value of all grants is based on the grant date fair value, which considers the public share price of the Company’s Class A shares subject to certain discounts, as applicable. The following table summarizes the weighted average discounts for Plan Grants and Bonus Grants for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Plan Grants:
Discount for the lack of distributions until vested(1)	12.9%	8.2%	12.0%	10.1%
Marketability discount for transfer restrictions(2)	4.0%	5.8%	3.5%	5.8%
Bonus Grants:
Marketability discount for transfer restrictions(2)	2.3%	3.0%	2.3%	3.4%

(1)	Based on the present value of a growing annuity calculation.

(2)	Based on the Finnerty Model calculation.
The estimated total grant date fair value is charged to compensation expense on a straight-line basis over the vesting period, which for Plan Grants is generally up to six years, with the first installment vesting one year after grant and quarterly vesting thereafter, and for Bonus Grants is generally annual vesting over three years. The fair value of grants made during the nine months ended September 30, 2017 and 2016 was $32.3 million and $2.8 million, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

In addition, the Company provides for the vesting of RSUs when certain performance metrics have been achieved. In accordance with U.S. GAAP, equity-based compensation expense is recognized only when certain performance metrics are met or deemed probable. Accordingly, for the three and nine months ended September 30, 2017, no equity-based compensation expense was recognized relating to these RSUs.
The following table presents the forfeiture rate and equity-based compensation expense recognized for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Actual forfeiture rate	2.3%	2.7%	9.3%	6.6%
Equity-based compensation	$17,106	$16,724	$50,807	$52,564
The following table summarizes RSU activity for the nine months ended September 30, 2017:

	Unvested		Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2017	9,391,566		$15.80	2,752,455	12,144,021	(1)
Granted	1,519,021		21.29	—	1,519,021
Forfeited	(1,016,156)		17.80	—	(1,016,156)
Issued	—		18.29	(3,285,664)	(3,285,664)
Vested	(859,553)		17.29	859,553	—
Balance at September 30, 2017	9,034,878	(2)	$16.36	326,344	9,361,222	(1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.

(2)	RSUs were expected to vest over the weighted average period of 2.1 years.
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
The Company records the AHL Awards in other assets and other liabilities in the condensed consolidated statements of financial condition. The fair value of the asset is amortized through equity-based compensation over the vesting period. The fair value of the liability is remeasured each period with any changes in fair value recorded in compensation expense in the condensed consolidated statements of operations. For AHL Awards granted by Athene Holding, compensation expense related to amortization of the asset is offset, with certain limited exceptions, by related management fees earned by the Company from Athene.
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
The following table summarizes the management fees, equity-based compensation expense and actual forfeiture rates for the AHL Awards for the three and nine months ended September 30, 2017 and 2016:

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Management fees	$2,393	$4,015	$4,531	$9,179
Equity-based compensation	$3,528	$4,093	$6,983	$9,441
Actual forfeiture rate	—%	0.4%	—%	0.8%
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
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30, 2017
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs, share options and restricted share awards	$54,901	—%	$—	$54,901
AHL Awards	6,983	51.9	3,624	3,359
Other equity-based compensation awards	8,448	51.9	4,385	4,063
Total equity-based compensation	$70,332		8,009	62,323
Less other equity-based compensation awards(2)			(8,009)	(9,881)
Capital increase related to equity-based compensation			$—	$52,442

	For the Nine Months Ended September 30, 2016
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs, share options and restricted share awards	$55,260	—%	$—	$55,260
AHL Awards	9,441	53.9	5,093	4,348
Other equity-based compensation awards	9,502	53.9	5,127	4,375
Total equity-based compensation	$74,203		10,220	63,983
Less other equity-based compensation awards(2)			(10,220)	(10,073)
Capital increase related to equity-based compensation			$—	$53,910

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds and distributions related to forfeited RSUs.

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
Issuance of Class A Shares
During the nine months ended September 30, 2017 and 2016, the Company issued Class A shares in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of Class A shares issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of Class A shares issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment.
The table below summarizes the reduction of Class A shares to be issued to employees in connection with net share settlements under the 2007 Equity Plan and issuances of Class A shares in settlement of vested RSUs and share options for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
	2017	2016
Reduction of Class A shares issued(1)	1,196,549	2,407,275
Class A shares issued	2,097,249	4,246,760
Gross value of shares(2)	$76,803	$96,437

(1)	Cash paid for tax liabilities associated with net share settlement was $28.0 million and $35.3 million for the nine months ended September 30, 2017 and 2016, respectively.

(2)	Based on the closing price of a Class A share at the time of issuance.
Share Repurchase Plan
In February 2016, Apollo adopted a plan to repurchase up to $250 million in the aggregate of its Class A shares, including up to $150 million in the aggregate of its outstanding Class A shares through a share repurchase program and up to $100 million through net share settlement of equity-based awards granted under the 2007 Equity Plan. During the nine months ended September 30, 2017, the Company repurchased and canceled 233,248 Class A shares for $6.9 million. During the nine months ended September 30, 2016, the Company repurchased and canceled 954,447 Class A shares for $12.9 million.
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
On August 2, 2017, Apollo declared a cash distribution of $0.398438 per Series A Preferred share. The distributions on the Series A Preferred shares were $4.4 million and $9.2 million for the three and nine months ended September 30, 2017, respectively.
Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, the table below presents information regarding the quarterly distributions which were made at the sole discretion of the manager of the Company during 2017 and 2016 (in millions, except per share data):

Distribution Declaration Date	Distribution per Class A Share	Distribution Payment Date	Distribution to Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group	Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 3, 2016	$0.28	February 29, 2016	$51.4	$60.5	$111.9	$2.1
May 6, 2016	0.25	May 31, 2016	46.0	54.0	100.0	1.8
August 3, 2016	0.37	August 31, 2016	68.4	79.9	148.3	2.4
October 28, 2016	0.35	November 30, 2016	64.9	75.4	140.3	2.1
For the year ended December 31, 2016	$1.25		$230.7	$269.8	$500.5	$8.4
February 3, 2017	$0.45	February 28, 2017	$84.2	$97.0	$181.2	$2.9
April 13, 2017(1)	—	April 13, 2017	—	20.5	20.5	—
April 28, 2017	0.49	May 31, 2017	94.5	102.9	197.4	3.3
August 2, 2017	0.52	August 31, 2017	100.6	108.8	209.4	3.2
For the nine months ended September 30, 2017	$1.46		$279.3	$329.2	$608.5	$9.4

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
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Non-Controlling Interests
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) attributable to Non-Controlling Interests in consolidated entities:
Interest in management companies and a co-investment vehicle(1)	$1,637	$260	$3,264	$4,804
Other consolidated entities	(589)	(482)	5,703	(913)
Net income (loss) attributable to Non-Controlling Interests in consolidated entities	$1,048	$(222)	$8,967	$3,891

Net income attributable to Non-Controlling Interests in the Apollo Operating Group:
Net income	$434,363	$234,718	$982,335	$575,960
Net (income) loss attributable to Non-Controlling Interests in consolidated entities	(1,048)	222	(8,967)	(3,891)
Net income after Non-Controlling Interests in consolidated entities	433,315	234,940	973,368	572,069
Adjustments:
Income tax provision(2)	16,542	29,667	54,926	62,508
NYC UBT and foreign tax benefit(3)	(2,595)	(4,419)	(7,014)	(11,715)
Net income in non-Apollo Operating Group entities	16	66	18	85
Net income attributable to Preferred Shareholders	(4,383)	—	(9,155)	—
Total adjustments	9,580	25,314	38,775	50,878
Net income after adjustments	442,895	260,254	1,012,143	622,947
Weighted average ownership percentage of Apollo Operating Group	52.0%	53.9%	52.7%	54.0%
Net income attributable to Non-Controlling Interests in Apollo Operating Group	$230,363	$140,321	$533,540	$336,186

Net Income attributable to Non-Controlling Interests	$231,411	$140,099	$542,507	$340,077
Other comprehensive income attributable to Non-Controlling Interests	4,999	545	8,188	1,462
Comprehensive Income Attributable to Non-Controlling Interests	$236,410	$140,644	$550,695	$341,539

(1)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of the credit funds managed by Apollo.

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

13. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED ENTITIES
Management fees, transaction and advisory fees and reimbursable expenses from the funds the Company manages and their portfolio companies are included in due from related parties in the condensed consolidated statements of financial condition. The Company also typically facilitates the payment of certain operating costs incurred by the funds that it manages as well as their related parties. These costs are normally reimbursed by such funds and are included in due from related parties.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Due from related parties and due to related parties are comprised of the following:

	As of September 30, 2017	As of December 31, 2016
Due from Related Parties:
Due from private equity funds	$17,883	$19,089
Due from portfolio companies	40,028	34,339
Due from credit funds	136,856	112,516
Due from Contributing Partners, employees and former employees	66,344	72,305
Due from real assets funds	26,241	16,604
Total Due from Related Parties	$287,352	$254,853
Due to Related Parties:
Due to Managing Partners and Contributing Partners	$524,593	$506,542
Due to private equity funds	43,059	56,880
Due to credit funds	75,463	66,859
Due to real assets funds	286	281
Distributions payable to employees	—	7,564
Total Due to Related Parties	$643,401	$638,126
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
Due from Contributing Partners, Employees and Former Employees
As of September 30, 2017 and December 31, 2016, due from Contributing Partners, Employees and Former Employees includes various amounts due to the Company including employee loans and return of profit sharing distributions. As of September 30, 2017 and December 31, 2016, the balance included interest-bearing employee loans receivable of $15.3 million and $26.1 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.
The Company recorded a receivable from the Contributing Partners and certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of September 30, 2017 and December 31, 2016 of $43.9 million and $39.3 million, respectively.

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
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions, the Company will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. The Company recorded an indemnification liability of $10.2 million and $5.9 million, respectively, as of September 30, 2017 and December 31, 2016.
Due to Private Equity Funds
Based upon a hypothetical liquidation of certain of the private equity funds the Company manages, as of September 30, 2017 and December 31, 2016, the Company has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to these funds. There was a general partner obligation to return previously distributed carried interest income of $42.2 million and $56.0 million accrued as of September 30, 2017 and December 31, 2016, respectively. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund.
Due to Credit Funds
Based upon a hypothetical liquidation of certain of the credit funds the Company manages, as of September 30, 2017 and December 31, 2016, the Company has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to these funds. As such, there was a general partner obligation to return previously distributed carried interest income of $69.3 million and $60.6 million accrued as of September 30, 2017 and December 31, 2016, respectively. The actual determination and any required payment of a general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund.
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
The Company provides asset management and advisory services to Athene, including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence hedging and other asset management services.
The Company, through its consolidated subsidiary Athene Asset Management, or AAM, earns 0.40% per year on all assets that it manages in accounts owned by Athene in the U.S. and Bermuda or in accounts supporting reinsurance ceded to U.S. and Bermuda subsidiaries of Athene Holding by third-party insurers (the “Athene North American Accounts”) up to $65.846 billion

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(the level of assets in the Athene North American Accounts as of December 31, 2016) and 0.30% per year on all assets in excess of $65.846 billion, respectively, subject to certain discounts and exceptions.
The Company, through its consolidated subsidiary, AAME, provides investment advisory services to Athene with respect to its German group companies. Such German group companies are currently subsidiaries of AGER, a strategic platform established to acquire or reinsure blocks of insurance business in the German and broader European life insurance market. Apollo receives a gross advisory fee of 0.10% per annum on the assets of Athene’s German group companies that it advises, with certain limited exceptions.
The Company, through AAM, provides sub-advisory services with respect to a portion of the assets in the Athene North American Accounts. In addition, Apollo, through AAME, sub-advises certain assets of a German subsidiary of Athene (such assets, together with the assets of Athene’s other German group companies collectively, the “Athene European Accounts”).
From time to time, Athene also invests in funds and investment vehicles that Apollo manages. The Company refers to such assets which are invested directly as “Athene Assets Directly Invested.”
The Company broadly refers to “Athene Sub-Advised” AUM as those assets in the Athene North American Accounts which the Company explicitly sub-advises as well as Athene Assets Directly Invested. The Company broadly refers to “AGER Sub-Advised” AUM as those assets in the Athene European Accounts which the Company explicitly sub-advises as well as those assets in the Athene European Accounts which are invested directly in funds and investment vehicles Apollo manages.
With limited exceptions, the sub-advisory fee arrangements between the Company and Athene and the fee arrangements with respect to Athene Assets Directly Invested are presented in the following table:

As of September 30, 2017
Athene North American Accounts sub-advised by AAM(1):
Assets up to $10.0 billion	0.40%
Assets between $10.0 billion to $12.4 billion	0.35%
Assets between $12.4 billion to $16.0 billion	0.40%
Assets in excess of $16.0 billion	0.35%

Athene European Accounts sub-advised by AAME	0.35%

Athene Assets Directly Invested(2)	0% to 1.75%

(1)	The sub-advisory fees with respect to the assets in the Athene North American Accounts are in addition to the fee earned by the Company described above.

(2)
With respect to Athene Assets Directly Invested, Apollo earns carried interest of 0% to 20% in addition to the fees presented above. The fees set forth above with respect to the Athene Assets Directly Invested, and the carried interest that Apollo earns on such assets, are in addition to the fees described above, with certain limited exceptions.

Apollo, as general partner of AAA Investments, is generally entitled to a carried interest equal to 20% of the realized returns (net of related expenses, including borrowing costs) on the investments of AAA Investments, except that Apollo is not entitled to receive any carried interest with respect to the shares of Athene Holding that were acquired (and not in satisfaction of prior commitments to buy such shares) by AAA Investments in the contribution of certain assets by AAA to Athene in October 2012. Apollo may elect to receive payment of carried interest receivable from AAA Investments in cash or in common shares of Athene Holding (valued at the fair market value); and if Apollo elects to receive payment of such carried interest in cash, then common shares of Athene Holding shall be distributed to Apollo and immediately sold by Apollo to pay for such carried interest in cash. The following table presents the carried interest income earned from AAA Investments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Carried interest income from AAA Investments, net(1)	$14.5	$5.5	$27.0	$16.5

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(1)	Net of related profit sharing expense.
The following table presents the revenues earned in aggregate from Athene and AGER:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Revenues earned in aggregate from Athene and AGER, net(1)	$181.0	$111.7	$434.2	$322.6

(1)
Consisting of management fees, sub-advisory fees, carried interest income from Athene and AGER (net of related profit sharing expense) and changes in the market value of the Athene Holding shares owned directly by Apollo. These amounts exclude the deferred revenue recognized as management fees associated with the vesting of AHL Awards granted to employees of Apollo as further described in note 11.

The following table presents carried interest receivable and profit sharing payable from AAA Investments:

	As of September 30, 2017	As of December 31, 2016
Carried interest receivable	$187,106	$229,829
Profit sharing payable	53,689	80,579
The Company’s economic ownership interest in Athene Holding is comprised of the following:

	As of September 30, 2017	(1)	As of December 31, 2016	(1)
Indirect interest in Athene Holding:
Interest in AAA	2.2%		2.2%
Plus: Interest in AAA Investments	0.1%		0.1%
Total Interest in AAA and AAA Investments	2.3%		2.3%
Multiplied by: AAA Investments’ interest in Athene Holding	26.2%		39.4%
Indirect interest in Athene Holding	0.5%		0.9%

Plus: Direct interest in Athene Holding	8.3%		8.0%
Total interest in Athene Holding	8.8%		8.9%

(1)	Ownership interest percentages are based on approximate share count as of the reporting date.
AAA Investments Credit Agreement
On April 30, 2015, Apollo entered into a revolving credit agreement with AAA Investments (“AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR plus 1.5%. The Company receives an annual commitment fee of 0.125% on the unused portion of the loan. As of September 30, 2017 and December 31, 2016, $4.0 million had been advanced by the Company and remained outstanding on the AAA Investments Credit Agreement.
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at September 30, 2017. From time to time, this entity is involved in transactions with related parties of Apollo, including portfolio companies of the funds Apollo manages, whereby AGS earns underwriting and transaction fees for its services.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Other Transactions
The Company recognized $6.2 million of other income in the condensed consolidated statement of operations from the assignment of a CLO collateral management agreement to a related party during the three months ended September 30, 2017.
14. COMMITMENTS AND CONTINGENCIES
Investment Commitments—As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of September 30, 2017 and December 31, 2016 of $1.5 billion and $0.6 billion, respectively.
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of September 30, 2017, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.
Guarantees—Apollo entered into an agreement to guarantee 20% of a consolidated VIE’s outstanding secured borrowings of $90.5 million with a third party lending institution. The amount guaranteed by Apollo as of September 30, 2017 was $18.1 million.
Litigation and Contingencies—Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and lawsuits, reviews, investigations or proceedings by governmental and self-regulatory agencies regarding its business.
Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. California Public Employees’ Retirement System (“CalPERS”) announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The report of the CalPERS’ Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (“Arvco”) (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’s purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Likewise, on April 23, 2012, the SEC filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. On March 14, 2013, the United States Department of Justice unsealed an indictment against Messrs. Villalobos and Buenrostro alleging, among other crimes, fraud in connection with those same activities; again, Apollo is not accused of any wrongdoing and in fact is alleged to have been defrauded by the defendants. The criminal action was set for trial in a San Francisco federal court in July 2014, but was put on hold after Mr. Buenrostro pleaded guilty on July 11, 2014. As part of Mr. Buenrostro’s plea agreement, he admitted to taking cash and other bribes from Mr. Villalobos in exchange for several improprieties, including attempting to influence CalPERS’ investing decisions and improperly preparing disclosure letters to satisfy Apollo’s requirements. There is no suggestion that Apollo was aware that Mr. Buenrostro had signed the letters with a corrupt motive. The government has indicated that they will file new charges against Mr. Villalobos incorporating Mr. Buenrostro’s admissions. On August 7, 2014, the government filed a superseding indictment against Mr. Villalobos asserting additional charges. Trial had been scheduled for February 23, 2015, but Mr. Villalobos passed away on January 13, 2015. Additionally, on April 15, 2013, Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) brought a civil action in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) against Apollo. The action is related to the ongoing bankruptcy proceedings of the Arvco Debtors. This action alleges that Arvco served as a placement agent for Apollo in connection with several funds associated with Apollo, and seeks to recover purported fees the Arvco Debtors claim Apollo has not paid them for a portion of Arvco’s placement agent services. In addition, the Arvco Debtors allege that Apollo has interfered with the Arvco Debtors’ commercial relationships with third parties, purportedly causing the Arvco Debtors to lose business and to incur fees and expenses in the defense of various investigations and litigations. The Arvco Debtors also seek compensation from Apollo for these alleged lost profits and fees and expenses. The Arvco Debtors’ complaint asserts various theories of recovery under the Bankruptcy Code and common law. Apollo denies the merit of all of the Arvco Debtors’ claims and will vigorously contest them. The Bankruptcy Court had stayed this action pending the result in the criminal case against Mr. Villalobos but lifted the stay on May 1, 2015; in light of Mr. Villalobos’s death, the criminal case was dismissed. On August 25, 2016, Christina Lovato, in her capacity as the

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Chapter 7 Trustee for the Arvco Debtors, filed an amended complaint. On March 20, 2017, the court granted Apollo’s motion to dismiss the equitable claims asserted in the amended complaint, leaving just two breach of contract claims remaining. On October 20, 2017, Apollo moved for summary judgment as to the trustee’s remaining claims and a counterclaim by Apollo that seeks indemnification for attorneys’ fees and expenses.  No estimate of possible loss, if any, can be made at this time.
On June 18, 2014, BOKF N.A. (the “First Lien Trustee”), the successor indenture trustee under the indenture governing the First Lien Notes issued by Momentive Performance Materials, Inc. (“Momentive”), commenced a lawsuit in the Supreme Court for the State of New York, New York County against AGM and members of an ad hoc group of Second Lien Noteholders (including, but not limited to, Euro VI (BC) S.a.r.l.). The First Lien Trustee amended its complaint on July 2, 2014 (the “First Lien Intercreditor Action”). In the First Lien Intercreditor Action, the First Lien Trustee seeks, among other things, a declaration that the defendants violated an intercreditor agreement entered into between holders of the First Lien Notes and holders of the second lien notes. On July 16, 2014, the successor indenture trustee under the indenture governing the 1.5 Lien Notes (the “1.5 Lien Trustee,” and, together with the First Lien Trustee, the “Indenture Trustees”) filed an action in the Supreme Court of the State of New York, New York County that is substantially similar to the First Lien Intercreditor Action (the “1.5 Lien Intercreditor Action,” and, together with the First Lien Intercreditor Action, the “Intercreditor Actions”). AGM subsequently removed the Intercreditor Actions to federal district court, and the Intercreditor Actions were automatically referred to the Bankruptcy Court adjudicating the Momentive chapter 11 bankruptcy cases. The Indenture Trustees then filed motions with the Bankruptcy Court to remand the Intercreditor Actions back to the state court (the “Remand Motions”). On September 9, 2014, the Bankruptcy Court denied the Remand Motions. On August 15, 2014, the defendants in the Intercreditor Actions (including AGM) filed a motion to dismiss the 1.5 Lien Intercreditor Action and a motion for judgment on the pleadings in the First Lien Intercreditor Action (the “Dismissal Motions”). On September 30, 2014, the Bankruptcy Court granted the Dismissal Motions. In its order granting the Dismissal Motions, the Bankruptcy Court gave the Indenture Trustees until mid-November 2014 to move to amend some, but not all, of the claims alleged in their respective complaints. On November 14, 2014, the Indenture Trustees moved to amend their respective complaints pursuant to the Bankruptcy Court’s order (the “Motions to Amend”). On January 9, 2015, the defendants filed their oppositions to the Motions to Amend. On January 16, 2015, the Bankruptcy Court denied the Motions to Amend (the “Dismissal Order”), but gave the Indenture Trustees until March 2, 2015 to seek to amend their respective complaints. On March 2, 2015, the First Lien Trustee filed a motion seeking to amend its complaint. On April 10, 2015, the defendants, including AGM and Euro VI (BC) S.a.r.l., filed an opposition to the First Lien Trustee’s motion to amend. Instead of moving again to amend its complaint, the 1.5 Lien Trustee chose to appeal the Dismissal Order (the “1.5 Lien Appeal”). On March 30, 2015, the 1.5 Lien Trustee filed its Statement of Issues and Designation of Record on Appeal. On March 31, 2015, because the legal issues presented in the 1.5 Lien Appeal are substantially similar to those presented in the First Lien Intercreditor Action, the parties in the 1.5 Lien Appeal submitted a joint stipulation and proposed order to the District Court staying the briefing schedule on the 1.5 Lien Appeal pending the outcome of the First Lien Trustee’s most recent motion to amend. On April 13, 2015, the Defendants filed their Counter-Designation of the Record on Appeal in the 1.5 Lien Appeal. On May 8, 2015, the Bankruptcy Court denied the motion to amend filed on March 2, 2015 by the First Lien Trustee. On May 27, 2015, the First Lien Trustee filed a notice of appeal from the orders of the Bankruptcy Court dismissing the First Lien Intercreditor Action and denying the First Lien Trustee’s motions to amend (the “First Lien Appeal”). On June 2, 2015, the First Lien Trustee filed its Statement of Issues and Designation of Record on Appeal. On June 24, 2015, the defendants filed their Counter-Designation of the Record on Appeal in the First Lien Appeal. On July 31, 2015, the 1.5 Lien Trustee sent a letter to the federal district court hearing the 1.5 Lien Appeal asking the court to consolidate the 1.5 Lien Appeal with the First Lien Appeal which had been assigned to a different judge (the “Consolidation Request”). On April 8, 2016, the court granted the Consolidation Request. On May 20, 2016, the Indenture Trustees filed their opening appellate brief. The Appellees filed their response brief on July 14, 2016, and the Indenture Trustees filed their reply brief on August 5, 2016. On October 2, 2017, the court stayed the Intercreditor Actions pending a decision by the U.S. Court of Appeals for the Second Circuit in an appeal concerning the Momentive chapter 11 bankruptcy cases. On October 20, 2017, the Second Circuit issued its ruling in the appeal concerning the Momentive chapter 11 bankruptcy cases, but no further proceedings have been held in the Intercreditor Actions.  Apollo is unable at this time to assess a potential risk of loss. In addition, Apollo does not believe that AGM is a proper defendant in these actions.
As at September 30, 2017, there still were several pending actions concerning transactions related to Caesars Entertainment Corporation (“Caesars Entertainment”), Caesars Entertainment Operating Company, Inc. (“CEOC”) and certain of their respective subsidiaries. However, on October 6, 2017 all of the conditions precedent to the effectiveness of the Plan (as defined below in A.) were fulfilled and the Plan became effective.  As a result, the cases referred to below in B., C., D., F., G. and H. have been dismissed with prejudice (the case referred to below in E. had previously been dismissed) and the release of claims running in favor of the Apollo Released Parties (as defined below in A.) have become effective. The descriptions of the cases set forth below are as at September 30, 2017 and are subject to this post-September 30, 2017 update.

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
After the announcement of the execution of the Agreement and Plan of Merger among Apollo Commercial Real Estate Finance, Inc., Apollo Residential Mortgage, Inc. and Arrow Merger Sub, Inc. (“Merger Sub”), two putative class action lawsuits challenging the proposed merger, captioned Aivasian v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001532, and Wiener v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001837, were filed in the Circuit Court for Baltimore City. A putative class and derivative lawsuit was later filed in the same Court, captioned Crago v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-002610. Following a hearing on May 6, 2016, the Court entered orders among other things, consolidating the three actions under the caption In Re Apollo Residential Mortgage, Inc. Shareholder Litigation, Case No.: 24-C-16-002610. The plaintiffs have designated the Crago complaint as the operative complaint. The operative complaint includes both direct and derivative claims, names as defendants AGM, AMTG, the board of directors of AMTG (the “AMTG Board”), ARI, Merger Sub and Athene Holding and alleges, among other things, that the members of the AMTG Board breached their fiduciary duties to AMTG’s stockholders and that the other defendants aided and abetted such fiduciary breaches. The operative complaint further alleges, among other things, that the proposed merger involves inadequate consideration, was the result of an inadequate and conflicted sales process, and includes unreasonable deal protection devices that purportedly preclude competing offers. It also alleges that the transactions with Athene Holding are unfair and that the registration statement on Form S-4 filed with the SEC on April 6, 2016 contains materially misleading disclosures and omits certain material information. The operative complaint seeks, among other things, certification of the proposed class, declaratory relief, preliminary and permanent injunctive relief, including enjoining or rescinding the merger, unspecified damages, and an award of other unspecified attorneys’ and other fees and costs. On May 6, 2016, counsel for the plaintiffs filed with the Court a stipulation seeking the appointment of interim co-lead counsel, which stipulation was approved by the Court on June 9, 2016. Defendants’ motions to dismiss were fully briefed on October 31, 2016, and oral argument was held on December 8, 2016.  On August 14, 2017, the Court granted the defendants’ motions and issued an opinion dismissing the operative complaint in its entirety with prejudice. The time to appeal the order dismissing the lawsuit has expired, and no appeals have been filed.

On March 4, 2016, the Public Employees Retirement System of Mississippi filed a putative securities class action against Sprouts Farmers Market, Inc. (“SFM”), several SFM directors (including Andrew Jhawar, an Apollo partner), AP Sprouts Holdings, LLC and AP Sprouts Holdings (Overseas), L.P. (the “AP Entities”), which are controlled by entities managed by Apollo affiliates, and two underwriters of a March 2015 secondary offering of SFM common stock. The AP Entities sold SFM common stock in the March 2015 secondary offering. The complaint, filed in Arizona Superior Court and captioned Public Employees Retirement System of Mississippi v. Sprouts Farmers Market, Inc. (CV2016-050480), alleges that SFM filed a materially misleading registration statement for the secondary offering that incorporated alleged misrepresentations in SFM’s 2014 annual report regarding SFM’s business prospects, and failed to disclose alleged accelerating produce deflation. The two causes of action against the AP Entities are for alleged violations of Sections 11 and 15 of the Securities Act of 1933. Plaintiff seeks, among other things, compensatory damages for alleged losses sustained from a decline in SFM’s stock price. Defendants removed the case to United

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

States District Court for the District of Arizona, but the court granted plaintiff's motion to remand the case to state court, which the defendants have appealed.  Meanwhile, defendants moved to dismiss the action in state court, but the court denied that motion and the case is proceeding to discovery.  Because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.
Between February 25 and March 23, 2016, plaintiffs filed five putative class actions in the Superior Court of Maricopa County, Arizona, on behalf of purported stockholders of Apollo Education Group, Inc. (“AEG”) asserting claims for breaches of fiduciary duties and aiding and abetting the alleged breaches in connection with a proposed acquisition of AEG.  The  defendants include, among others, AEG, members of AEG’s board of directors, AGM, Fund VIII, and certain subsidiaries of funds managed by Apollo. On April 12, 2016, the Court consolidated all the actions under the following caption:  In re Apollo Education Group, Inc. Shareholder Litigation, Lead Case No. CV2016-001905 (Ariz. Super. Ct.).  Shortly thereafter, the parties informed the Court that they had entered into a memorandum of understanding for a settlement that would, among other things, (i) provide for the dismissal with prejudice on the merits and release of any and all claims by the proposed class against the Defendants; and (ii) recognize that the pendency of the suit was, in part, a factor in the decision by the purchasers of AEG to increase the price offered to acquire all of the outstanding shares of AEG’s common stock from $9.50 per share to $10.00 per share. On April 10, 2017, the parties filed settlement papers for the Court’s review following the consummation of the merger agreement on February 1, 2017, the completion by plaintiffs of three confirmatory discovery depositions on February 27, 2017, and the execution of a stipulation of settlement by the parties.  On October 6, 2017, the Court entered an Order and Final Judgment in which it (i) decreed that the class notice had been provided to the proposed class pursuant to and in the manner directed by the Order for Notice and Hearing entered on May 23, 2017 and June 29, 2017, (ii) certified the non-opt-out settlement class, and (iii) fully and finally approved the settlement in all respects, including the dismissal of the action with prejudice in full and final discharge of any and all claims by the class against the defendants. The Order and Final Judgment further provides for the agreed upon award of $2.1 million to plaintiffs’ counsel for fees and expenses and that amount has in fact been paid by Apollo Education Group.
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
On December 12, 2016, the CORE Litigation Trust (the “Trust”), which was created under the Chapter 11 reorganization plan for CORE Media and other affiliated entities, including CORE Entertainment, Inc. (“CORE”), approved by the Southern District of New York Bankruptcy Court on September 22, 2016, commenced an action in California Superior Court for Los Angeles County, captioned Core Litigation Trust v. Apollo Global Management, LLC, et al., Case No. BC 643732, which was removed to the United States District Court for the Central District of California on February 3, 2017. On April 5, 2017, the C.D. Cal. District Court granted Defendants’ motion to transfer the case to the Southern District of New York (“SDNY”) and denied the Trust’s motion to remand the action to California state court, without prejudice to the Trust refiling its remand motion in the SDNY. On April 20, 2017, the SDNY District Court referred the case to the SDNY Bankruptcy Court. On July 17, 2017, the SDNY Bankruptcy Court granted the Trust’s motion for mandatory abstention and remanded the case to Los Angeles County Superior Court. On October 3, 2017, the Los Angeles County Superior Court granted defendants’ motion to stay all proceedings in the California state court action on forum non conveniens grounds in favor of litigating the case in New York state court. The Trust has not yet filed an action in New York state court. The Trust’s complaint asserts claims for inducing the breach of and tortiously interfering with $360 million in loans under the 2011 loan agreements entered into between CORE and certain First and Second Lien Lenders (the “Lenders”), who assigned their loan-agreement claims to the Trust as part of CORE’s Chapter 11 plan of reorganization. The complaint names as defendants: (i) AGM, (ii) Apollo Global Securities, LLC, (iii) other AGM subsidiaries, (iv) the funds managed by Apollo that were the beneficial owners of CORE Media (the “CORE Funds”), (v) certain affiliated-entities through which the CORE Funds owned their beneficial interest in CORE Media, (vi) Twenty-First Century Fox, Inc. (“Fox”) and certain Fox affiliates, and (vii) Endemol USA Holding, Inc. (“Endemol”) and certain Endemol-affiliated entities. The Trust alleges that defendants’ participation in certain transactions related to CORE, including the December 12, 2014 formation of the joint venture through which the CORE Funds and Fox beneficially owned CORE Media and Endemol Shine, induced CORE to breach the loan agreements and tortiously interfered with CORE’s performance of its obligations under the loan agreements. The Trust seeks unspecified

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

compensatory and punitive damages. Apollo believes these claims are without merit. Because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.
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
On August 3, 2017, a putative class action was commenced in the United States District Court for the Middle District of Florida against AGM, Gareth Turner (an Apollo Partner) and Mark Beith (a former Apollo Principal) by Michael McEvoy on behalf of a class of current and former employees of subsidiaries of CEVA Group, LLC (“CEVA Group”) who purchased restricted Class A shares in CEVA Investment Limited (“CIL”), the former parent company of CEVA Group.  The complaint alleges that the defendants breached fiduciary duties to and defrauded the plaintiffs by inducing them to purchase shares in CIL and subsequently participating in a debt restructuring of CEVA Group in which shareholders of CIL did not receive a recovery.  The complaint purports to seek damages in excess of €14 million.  On October 18, 2017, the bankruptcy trustee for CIL filed a motion in the Bankruptcy Court for the Southern District of New York to prevent Mr. McEvoy and his counsel from continuing to prosecute the Florida action on the basis that the relevant claims belong to the CIL bankruptcy estate. The Bankruptcy Court has not yet ruled on the motion. Based on the allegations in the complaint, Apollo believes that there is no merit to the claims.  Additionally, as the case is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.

Between July 25 and August 15, 2017, plaintiffs filed three purported stockholder class actions in the Nevada state and federal court against ClubCorp Holdings Inc. (“ClubCorp”), the directors of ClubCorp, and AGM, in connection with the proposed acquisition of ClubCorp. The cases in the District Court for Clark County, Nevada were originally captioned Meng v. ClubCorp Holdings, Inc., et al., No. A-17-758912-B (“Meng”); Baum v. Affeldt, et al., No. A-17-759227-C (“Baum”); and Solak v. Affeldt, et al., No. A-17-759987-B (“Solak”). On August 16, 2017, the Meng and Baum actions were consolidated with two other similar actions that did not name AGM as a defendant. The consolidated action is captioned In re ClubCorp Holdings Shareholder Litigation, Case No. A-17-758912-B (“In re ClubCorp”). On September 21, 2017, the Solak action was consolidated into In re ClubCorp. On October 12, 2017, plaintiffs in In re ClubCorp filed a consolidated amended complaint. The complaint purports to assert claims against the directors of ClubCorp for allegedly breaching their fiduciary duties of loyalty, due care, good faith, and candor owed to the plaintiff and the public stockholders of ClubCorp. The complaint includes allegations that the directors, among other things, agreed to a transaction at an unreasonably low price, failed to take the necessary steps to maximize stockholder value, gave preferential severance benefits to certain executives, agreed to preclusive deal protection provisions, and included materially incomplete and misleading information in the proxy statement recommending that stockholders vote in favor of the acquisition. The complaint also purports to assert a claim against AGM for aiding and abetting the directors’ purported breach of fiduciary duty. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made.
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
As of September 30, 2017, the approximate aggregate minimum future payments required for operating leases were as follows:

	Remaining 2017	2018	2019	2020	2021	Thereafter	Total
Aggregate minimum future payments	$9,266	$34,643	$33,702	$15,563	$6,055	$13,313	$112,542
The Company received $19.0 million in proceeds in connection with the early termination of a lease during the three months ended September 30, 2017 which was recorded in other income (loss), net on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $8.5 million and $10.0 million for the three months ended September 30, 2017 and 2016, respectively, and $28.3 million and $30.1 million for the nine months ended September 30, 2017 and 2016, respectively.
Other long-term obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of September 30, 2017, fixed and determinable payments due in connection with these obligations were as follows:

	Remaining 2017	2018	2019	2020	2021	Thereafter	Total
Other long-term obligations	$8,291	$12,413	$3,525	$1,956	$1,956	$1,611	$29,752
Contingent Obligations—Carried interest income with respect to private equity funds and certain credit and real assets funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through September 30, 2017 and that would be reversed approximates $3.6 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of September 30, 2017, there were no underwriting commitments outstanding related to such offerings.
As of September 30, 2017, one of the Company’s subsidiaries had unfunded contingent commitments of $29.8 million, to facilitate fundings at closing by lead arrangers for syndicated term loans issued by portfolio companies of funds managed by Apollo. The commitments expired on November 2, 2017 and were not funded.
Contingent Consideration—In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the remaining contingent obligation was $87.3 million and $106.3 million as of September 30, 2017 and December 31, 2016, respectively.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present financial data for Apollo’s reportable segments as of and for the three months ended September 30, 2017 and 2016. Prior period financial data has been updated to conform to the current presentation.

	As of and for the Three Months Ended September 30, 2017
	Private Equity Segment	Credit Segment	Real Assets Segment	Total Reportable Segments
Revenues:
Management fees from related parties	$76,079	$187,885	$18,470	$282,434
Advisory and transaction fees from related parties, net	10,572	4,219	1,418	16,209
Carried interest income (loss) from related parties:
Unrealized(1)	286,589	4,179	(5,169)	285,599
Realized	21,859	32,131	6,985	60,975
Total carried interest income from related parties	308,448	36,310	1,816	346,574
Total Revenues(2)	395,099	228,414	21,704	645,217
Expenses:
Compensation and benefits:
Salary, bonus and benefits	31,467	59,027	10,513	101,007
Equity-based compensation	6,335	9,925	798	17,058
Profit sharing expense:
Unrealized	96,992	2,266	(4,812)	94,446
Realized	17,394	14,643	3,636	35,673
Realized: Equity-based(3)	808	518	—	1,326
Total profit sharing expense	115,194	17,427	(1,176)	131,445
Total compensation and benefits	152,996	86,379	10,135	249,510
Non-compensation expenses:
General, administrative and other	19,699	35,709	5,520	60,928
Placement fees	2,257	3,140	—	5,397
Total non-compensation expenses	21,956	38,849	5,520	66,325
Total Expenses(2)	174,952	125,228	15,655	315,835
Other Income:
Income (loss) from equity method investments	39,875	8,222	(83)	48,014
Net gains from investment activities	7,959	60,570	—	68,529
Net interest loss	(4,374)	(5,972)	(1,163)	(11,509)
Other income, net	7,344	16,318	2,044	25,706
Total Other Income(2)	50,804	79,138	798	130,740
Non-Controlling Interests	—	(1,751)	—	(1,751)
Economic Income(2)	$270,951	$180,573	$6,847	$458,371
Total Assets(2)	$2,660,333	$2,772,296	$226,273	$5,658,902

(1)
Included in unrealized carried interest income (loss) from related parties for three months ended September 30, 2017 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 13 for further details regarding the general partner obligation.

(2)
Refer below for a reconciliation of total revenues, total expenses, other income and total assets for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses, total consolidated other income and total assets.

(3)
Relates to amortization of restricted share awards granted under certain profit sharing arrangements (see note 2). The following table presents the related unamortized deferred equity-based compensation recorded in other assets, as well as liabilities for restricted share awards expected to be granted recorded in other liabilities, both within the condensed consolidated statements of financial condition:

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of September 30, 2017	As of December 31, 2016
Unamortized deferred equity-based compensation	$90,289	$42,619
Liabilities for restricted share awards expected to be granted	80,283	40,472

	For the Three Months Ended September 30, 2016
	Private Equity Segment	Credit Segment	Real Assets Segment	Total Reportable Segments
Revenues:
Management fees from related parties	$91,545	$151,386	$15,554	$258,485
Advisory and transaction fees from related parties, net	26,601	2,612	1,038	30,251
Carried interest income from related parties:
Unrealized(1)	75,019	91,502	963	167,484
Realized	9,844	20,500	5,499	35,843
Total carried interest income from related parties	84,863	112,002	6,462	203,327
Total Revenues(2)	203,009	266,000	23,054	492,063
Expenses:
Compensation and benefits:
Salary, bonus and benefits	32,532	45,143	9,129	86,804
Equity-based compensation	6,645	8,834	675	16,154
Profit sharing expense:
Unrealized	19,234	36,809	432	56,475
Realized	7,266	8,988	4,062	20,316
Total profit sharing expense	26,500	45,797	4,494	76,791
Total compensation and benefits	65,677	99,774	14,298	179,749
Non-compensation expenses:
General, administrative and other	18,118	29,161	4,674	51,953
Placement fees	330	723	—	1,053
Total non-compensation expenses	18,448	29,884	4,674	53,006
Total Expenses(2)	84,125	129,658	18,972	232,755
Other Income (Loss):
Income from equity method investments	14,384	8,036	499	22,919
Net gains from investment activities	1,191	16,171	—	17,362
Net interest loss	(4,188)	(6,172)	(1,168)	(11,528)
Other income (loss), net	103	(4,977)	(29)	(4,903)
Total Other Income (Loss)(2)	11,490	13,058	(698)	23,850
Non-Controlling Interests	—	(510)	—	(510)
Economic Income(2)	130,374	148,890	3,384	282,648

(1)
Included in unrealized carried interest income from related parties for the three months ended September 30, 2016 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 13 for further details regarding the general partner obligation.

(2)
Refer below for a reconciliation of total revenues, total expenses and other income for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments for the three months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,
	2017	2016
Total Consolidated Revenues	$664,232	$503,731
Equity awards granted by unconsolidated related parties and reimbursable expenses(1)	(19,832)	(18,217)
Adjustments related to consolidated funds and VIEs(1)	817	937
Other(1)	—	5,612
Total Reportable Segments Revenues	$645,217	$492,063

(1)
Represents advisory fees, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments for the three months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,
	2017	2016
Total Consolidated Expenses	$357,483	$282,257
Equity awards granted by unconsolidated related parties and reimbursable expenses(1)	(19,832)	(19,688)
Transaction-related compensation charges(1)	(7,543)	(14,276)
Reclassification of interest expenses	(13,302)	(12,832)
Amortization of transaction-related intangibles(1)	(971)	(2,212)
Other(1)	—	(494)
Total Reportable Segments Expenses	$315,835	$232,755

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

The following table reconciles total consolidated other income to total other income for Apollo’s reportable segments for the three months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,
	2017	2016
Total Consolidated Other Income	$144,156	$42,911
Reclassification of interest expense	(13,302)	(12,832)
Adjustments related to consolidated funds and VIEs(1)	(227)	(533)
Other	113	(5,696)
Total Reportable Segments Other Income	$130,740	$23,850

(1)	Represents the addition of other income of consolidated funds and VIEs.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Economic Income for the three months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,
	2017	2016
Income before income tax provision	$450,905	$264,385
Adjustments:
Net (income) loss attributable to Non-Controlling Interests in consolidated entities	(1,048)	222
Transaction-related charges, net(1)	8,514	18,041
Total consolidation adjustments and other	7,466	18,263
Economic Income	$458,371	$282,648

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present financial data for Apollo’s reportable segments as of and for the nine months ended September 30, 2017 and 2016. Prior period financial data has been updated to conform to the current presentation.

	As of and for the Nine Months Ended September 30, 2017
	Private Equity Segment	Credit Segment	Real Assets Segment	Total Reportable Segments
Revenues:
Management fees from related parties	$230,752	$516,083	$54,560	$801,395
Advisory and transaction fees from related parties, net	41,646	10,484	2,775	54,905
Carried interest income (loss) from related parties:
Unrealized(1)	351,836	37,422	(1,639)	387,619
Realized	313,817	120,186	12,224	446,227
Total carried interest income from related parties	665,653	157,608	10,585	833,846
Total Revenues(2)	938,051	684,175	67,920	1,690,146
Expenses:
Compensation and benefits:
Salary, bonus and benefits	93,230	173,153	27,905	294,288
Equity-based compensation	21,134	28,255	1,980	51,369
Profit sharing expense:
Unrealized	117,025	17,408	(2,848)	131,585
Realized	145,783	51,168	6,528	203,479
Realized: Equity-based	1,270	1,387	—	2,657
Total profit sharing expense	264,078	69,963	3,680	337,721
Total compensation and benefits	378,442	271,371	33,565	683,378
Non-compensation expenses:
General, administrative and other	53,676	99,559	15,299	168,534
Placement fees	3,732	8,828	—	12,560
Total non-compensation expenses	57,408	108,387	15,299	181,094
Total Expenses(2)	435,850	379,758	48,864	864,472
Other Income:
Income from equity method investments	81,951	20,561	1,935	104,447
Net gains from investment activities	11,255	91,365	—	102,620
Net interest loss	(12,952)	(18,978)	(3,634)	(35,564)
Other income, net	25,915	16,888	2,347	45,150
Total Other Income(2)	106,169	109,836	648	216,653
Non-Controlling Interests	—	(3,244)	—	(3,244)
Economic Income(2)	$608,370	$411,009	$19,704	$1,039,083
Total Assets(2)	$2,660,333	$2,772,296	$226,273	$5,658,902

(1)
Included in unrealized carried interest income (loss) from related parties for the nine months ended September 30, 2017 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 13 for further details regarding the general partner obligation.

(2)
Refer below for a reconciliation of total revenues, total expenses, other income and total assets for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses, total consolidated other income (loss) and total assets.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Nine Months Ended September 30, 2016
	Private Equity Segment	Credit Segment	Real Assets Segment	Total Reportable Segments
Revenues:
Management fees from related parties	$242,981	$445,149	$42,921	$731,051
Advisory and transaction fees from related parties, net	87,615	10,058	5,476	103,149
Carried interest income (loss) from related parties:
Unrealized(1)	136,529	150,720	(4,151)	283,098
Realized	10,110	105,698	11,938	127,746
Total carried interest income from related parties	146,639	256,418	7,787	410,844
Total Revenues(2)	477,235	711,625	56,184	1,245,044
Expenses:
Compensation and benefits:
Salary, bonus and benefits	96,170	151,464	26,062	273,696
Equity-based compensation	20,795	25,694	2,107	48,596
Profit sharing expense:
Unrealized	29,403	61,626	(1,400)	89,629
Realized	7,398	62,764	8,240	78,402
Total profit sharing expense	36,801	124,390	6,840	168,031
Total compensation and benefits	153,766	301,548	35,009	490,323
Non-compensation expenses:
General, administrative and other	54,400	95,193	16,239	165,832
Placement fees	2,409	2,113	21	4,543
Total non-compensation expenses	56,809	97,306	16,260	170,375
Total Expenses(2)	210,575	398,854	51,269	660,698
Other Income (Loss):
Income from equity method investments	40,311	21,824	1,631	63,766
Net gains from investment activities	3,542	45,819	—	49,361
Net interest loss	(9,868)	(14,542)	(2,895)	(27,305)
Other income (loss), net	320	(5,512)	(14)	(5,206)
Total Other Income (Loss)(2)	34,305	47,589	(1,278)	80,616
Non-Controlling Interests	—	(5,070)	—	(5,070)
Economic Income(2)	$300,965	$355,290	$3,637	$659,892

(1)
Included in unrealized carried interest income (loss) from related parties for the nine months ended September 30, 2016 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 13 for further details regarding the general partner obligation.

(2)
Refer below for a reconciliation of total revenues, total expenses and other income for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income (loss).

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
	2017	2016
Total Consolidated Revenues	$1,740,655	$1,285,004
Equity awards granted by unconsolidated related parties and reimbursable expenses(1)	(53,234)	(51,275)
Adjustments related to consolidated funds and VIEs(1)	2,725	2,800
Other(1)	—	8,515
Total Reportable Segments Revenues	$1,690,146	$1,245,044

(1)
Represents advisory fees, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
	2017	2016
Total Consolidated Expenses	$967,997	$767,554
Equity awards granted by unconsolidated related parties and reimbursable expenses(1)	(53,234)	(52,980)
Transaction-related compensation charges(1)	(6,409)	(16,799)
Reclassification of interest expenses	(39,496)	(30,505)
Amortization of transaction-related intangibles(1)	(4,381)	(6,608)
Other(1)	(5)	36
Total Reportable Segments Expenses	$864,472	$660,698

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

The following table reconciles total consolidated other income to total other income for Apollo’s reportable segments for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
	2017	2016
Total Consolidated Other Income	$264,603	$121,018
Reclassification of interest expense	(39,496)	(30,505)
Adjustments related to consolidated funds and VIEs(1)	(8,433)	(2,077)
Other	(21)	(7,820)
Total Reportable Segments Other Income	$216,653	$80,616

(1)	Represents the addition of other income of consolidated funds and VIEs.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Economic Income for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
	2017	2016
Income before income tax provision	$1,037,261	$638,468
Adjustments:
Net income attributable to Non-Controlling Interests in consolidated entities	(8,967)	(3,891)
Transaction-related charges, net(1)	10,789	25,315
Total consolidation adjustments and other	1,822	21,424
Economic Income	$1,039,083	$659,892

(1)
Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. Equity-based compensation adjustment includes non-cash revenues and expenses related to equity awards granted by unconsolidated related parties to employees of the Company.

The following table presents the reconciliation of Apollo’s total reportable segment assets to total assets as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017	As of December 31, 2016
Total reportable segment assets	$5,658,902	$4,694,643
Adjustments(1)	1,201,452	934,910
Total assets	$6,860,354	$5,629,553

(1)	Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.
16. SUBSEQUENT EVENTS
On November 1, 2017, the Company declared a cash distribution of $0.39 per Class A share, which will be paid on November 30, 2017 to holders of record on November 21, 2017.
On November 1, 2017, the Company declared a cash distribution of $0.398438 per Preferred share, which will be paid on December 15, 2017 to holders of record on December 1, 2017.

ITEM 1A.     UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS
OF FINANCIAL CONDITION

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of September 30, 2017
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$930,848	$—	$—	$930,848
Cash and cash equivalents held at consolidated funds	—	10,195	—	10,195
Restricted cash	4,165	—	—	4,165
U.S. Treasury securities, at fair value	198,900	—	—	198,900
Investments	1,792,228	1,978	(86,142)	1,708,064
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	44,226	—	44,226
Investments, at fair value	—	1,170,867	(317)	1,170,550
Other assets	—	63,723	—	63,723
Carried interest receivable	1,580,158	—	(2,174)	1,577,984
Due from related parties	288,154	—	(802)	287,352
Deferred tax assets	591,754	—	—	591,754
Other assets	164,690	14	(116)	164,588
Goodwill	88,852	—	—	88,852
Intangible assets, net	19,153	—	—	19,153
Total Assets	$5,658,902	$1,291,003	$(89,551)	$6,860,354
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$79,062	$—	$—	$79,062
Accrued compensation and benefits	144,664	—	—	144,664
Deferred revenue	155,081	—	—	155,081
Due to related parties	643,401	—	—	643,401
Profit sharing payable	710,873	—	—	710,873
Debt	1,361,044	—	—	1,361,044
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	1,019,270	(46,638)	972,632
Other liabilities	—	85,520	(117)	85,403
Due to related parties	—	2,977	(2,977)	—
Other liabilities	115,586	625	—	116,211
Total Liabilities	3,209,711	1,108,392	(49,732)	4,268,371

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Preferred shares	264,398	—	—	264,398
Additional paid in capital	1,627,767	—	—	1,627,767
Accumulated deficit	(560,616)	19,307	(19,304)	(560,613)
Accumulated other comprehensive loss	(2,234)	(647)	820	(2,061)
Total Apollo Global Management, LLC shareholders’ equity	1,329,315	18,660	(18,484)	1,329,491
Non-Controlling Interests in consolidated entities	7,120	163,951	(21,335)	149,736
Non-Controlling Interests in Apollo Operating Group	1,112,756	—	—	1,112,756
Total Shareholders’ Equity	2,449,191	182,611	(39,819)	2,591,983
Total Liabilities and Shareholders’ Equity	$5,658,902	$1,291,003	$(89,551)	$6,860,354

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
General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in private equity, credit and real assets with significant distressed expertise and a flexible mandate in the majority of our funds which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 30 years and lead a team of 1,024 employees, including 381 investment professionals, as of September 30, 2017.
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
As of September 30, 2017, we had total AUM of $241.6 billion across all of our businesses. More than 90% of our total AUM was in funds with a contractual life at inception of seven years or more, and 41% of such AUM was in permanent capital vehicles. As of September 30, 2017, Fund IX commitments totaled $24.7 billion. On December 31, 2013, Fund VIII held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of September 30, 2017, Fund VIII had $6.8 billion of uncalled commitments remaining. Additionally, Fund VII held a final closing in December 2008, raising a total of $14.7 billion, and as of September 30, 2017, Fund VII had $2.1 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through

September 30, 2017. Apollo’s private equity fund appreciation was 7.3% and 18.1% for the three and nine months ended September 30, 2017, respectively.
For our credit segment, total gross and net returns, excluding Athene and AGER assets that are managed by Apollo but not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo, were 1.9% and 1.6%, respectively, for the three months ended September 30, 2017 and 6.0% and 5.1%, respectively, for the nine months ended September 30, 2017.
For our real assets segment, total combined gross and net returns for AGRE U.S. Real Estate Fund, L.P. (“U.S. RE Fund I”) and Apollo U.S. RE Fund II, L.P. (“U.S. RE Fund II”) including co-investment capital were 3.8% and 3.3%, respectively, for the three months ended September 30, 2017 and 13.5% and 11.5%, respectively, for the nine months ended September 30, 2017.
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
48.1% of the LP units of certain Apollo Operating Group Entities
48.1% of the LP units of certain Apollo Operating Group Entities
48.1% of the LP units of certain Apollo Operating Group Entities
48.1% of the LP units of certain Apollo Operating Group Entities
Apollo Operating Group

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of November 2, 2017.

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
In the U.S., the S&P 500 Index rose by 4.0% in the third quarter of 2017, following an increase of 2.6% in the second quarter of 2017. Outside the U.S., global equity markets also rose during the third quarter of 2017. The MSCI All Country World ex USA Index rose 6.2% following an increase of 5.8% in the second quarter of 2017.
Conditions in the credit markets also have a significant impact on our business. Credit markets rose in the third quarter of 2017, with the BofAML HY Master II Index increasing 2.0% and the S&P/LSTA Leveraged Loan Index increasing 1.0%. Benchmark interest rates remained stable in the third quarter, with the U.S. 10-year Treasury yield remaining at 2.3%, as investors generally expect the next interest rate increase during the fourth quarter of 2017.
Foreign exchange rates can impact the valuations of our funds’ investments that are denominated in currencies other than the U.S. dollar. Relative to the U.S. dollar, the Euro appreciated 3.4% in the third quarter of 2017, after appreciating 7.3% in the second quarter of 2017, while the British pound appreciated 2.9% in the third quarter of 2017, after appreciating by 3.8% in the second quarter of 2017. Commodities were generally mixed in the third quarter of 2017, with energy prices rebounding. The price of crude oil increased 12.2% during the third quarter of 2017, following a decline of 9.0% in the second quarter of 2017.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 3.0% in the third quarter of 2017, compared to a 3.1% increase in the second quarter of 2017. As of July 2017, the International Monetary Fund estimated that the U.S. economy will expand by 2.1% in 2017 and by 2.1% in 2018. Additionally, the U.S. unemployment rate stood at 4.2% as of September 30, 2017, the lowest level since the financial crisis of 2008.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its fund investors by focusing on opportunities that management believes are often overlooked by other investors. As such, Apollo’s global integrated investment platform deployed $3.3 billion and $12.8 billion of capital through the funds it manages during the three and twelve months ended September 30, 2017, respectively. We believe Apollo’s expertise in credit and its focus on nine core industry sectors, combined with more than 27 years of investment experience, has allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors include chemicals, manufacturing and industrial, natural resources, consumer and retail, consumer services, business services, financial services, leisure, and media/telecom/technology. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods.

In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities. As such, Apollo had $7.9 billion and $55.5 billion of capital inflows during the three and twelve months ended September 30, 2017, respectively. While Apollo continues to attract capital inflows, it also continues to generate realizations for fund investors. Apollo returned $1.7 billion and $7.8 billion of capital and realized gains to the investors in the funds it manages during the three and twelve months ended September 30, 2017, respectively.
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
Assets Under Management
The tables below present Fee-Generating and Non-Fee-Generating AUM by segment as of September 30, 2017 and 2016 and December 31, 2016:

	As of September 30, 2017
	Private Equity	Credit	Real Assets	Total
	(in millions)
Fee-Generating	$30,067	$126,907	$9,284	$166,258
Non-Fee-Generating	40,402	31,018	3,887	75,307
Total Assets Under Management	$70,469	$157,925	$13,171	$241,565

	As of September 30, 2016
	Private Equity	Credit	Real Assets	Total
	(in millions)
Fee-Generating	$30,630	$110,123	$7,916	$148,669
Non-Fee-Generating	11,551	25,273	3,143	39,967
Total Assets Under Management	$42,181	$135,396	$11,059	$188,636

	As of December 31, 2016
	Private Equity	Credit	Real Assets	Total
	(in millions)
Fee-Generating	$30,722	$111,781	$8,295	$150,798
Non-Fee-Generating	12,906	24,826	3,158	40,890
Total Assets Under Management	$43,628	$136,607	$11,453	$191,688
The table below presents AUM with Future Management Fee Potential, which is a component of Non-Fee-Generating AUM, for each of Apollo’s three segments as of September 30, 2017 and 2016 and December 31, 2016.

	As of September 30, 2017	As of September 30, 2016	As of December 31, 2016
	(in millions)
Private Equity	$25,796	$2,148	$1,977
Credit	8,565	7,818	6,533
Real Assets	874	927	639
Total AUM with Future Management Fee Potential	$35,235	$10,893	$9,149
The following tables present the components of Carry-Eligible AUM for each of Apollo’s three segments as of September 30, 2017 and 2016 and December 31, 2016:

	As of September 30, 2017
	Private Equity	Credit	Real Assets	Total
	(in millions)
Carry-Generating AUM	$25,213	$26,634	$803	$52,650
AUM Not Currently Generating Carry	492	15,722	395	16,609
Uninvested Carry-Eligible AUM	34,290	11,927	1,281	47,498
Total Carry-Eligible AUM	$59,995	$54,283	$2,479	$116,757

	As of September 30, 2016
	Private Equity	Credit	Real Assets	Total
	(in millions)
Carry-Generating AUM	$19,063	$31,648	$697	$51,408
AUM Not Currently Generating Carry	1,225	7,852	509	9,586
Uninvested Carry-Eligible AUM	13,945	8,549	1,251	23,745
Total Carry-Eligible AUM	$34,233	$48,049	$2,457	$84,739

	As of December 31, 2016
	Private Equity	Credit	Real Assets	Total
	(in millions)
Carry-Generating AUM	$21,521	$33,306	$776	$55,603
AUM Not Currently Generating Carry	487	7,219	365	8,071
Uninvested Carry-Eligible AUM	13,136	11,119	976	25,231
Total Carry-Eligible AUM	$35,144	$51,644	$2,117	$88,905

The following table presents AUM Not Currently Generating Carry for funds that have commenced investing capital for more than 24 months as of September 30, 2017 and the corresponding appreciation required to reach the preferred return or high watermark in order to generate carried interest:

Category / Fund	Invested AUM Not Currently Generating Carry	Investment Period Active > 24 Months	Appreciation Required to Achieve Carry(1)
	(in millions)
Private Equity:
Total Private Equity	$492	$459	20%
Credit:
Drawdown	4,175	3,832	31%
Liquid/Performing	10,870	7,756	< 250bps
		13	250-500bps
		455	> 500bps
MidCap, AINV, AFT, AIF	677	678	< 250bps
Total Credit	15,722	12,734	11%
Real Assets:
Total Real Assets	395	250	> 250bps
Total	$16,609	$13,443

(1)
All investors in a given fund are considered in aggregate when calculating the appreciation required to achieve carry presented above. Appreciation required to achieve carry may vary by individual investor.

The components of Fee-Generating AUM by segment as of September 30, 2017 and 2016 and December 31, 2016 are presented below:

	As of September 30, 2017
	Private Equity		Credit	Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$21,803		$8,749	$784	$31,336
Fee-Generating AUM based on invested capital	7,443		6,696	4,882	19,021
Fee-Generating AUM based on gross/adjusted assets	821		94,159	3,563	98,543
Fee-Generating AUM based on NAV	—		17,303	55	17,358
Total Fee-Generating AUM	$30,067	(1)	$126,907	$9,284	$166,258

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at September 30, 2017 was 59 months.

	As of September 30, 2016
	Private Equity		Credit	Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$21,682		$6,425	$724	$28,831
Fee-Generating AUM based on invested capital	8,137		4,302	4,205	16,644
Fee-Generating AUM based on gross/adjusted assets	293		88,606	2,910	91,809
Fee-Generating AUM based on NAV	518		10,790	77	11,385
Total Fee-Generating AUM	$30,630	(1)	$110,123	$7,916	$148,669

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at September 30, 2016 was 68 months.

	As of December 31, 2016
	Private Equity		Credit	Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$21,782		$8,072	$724	$30,578
Fee-Generating AUM based on invested capital	8,058		4,212	4,374	16,644
Fee-Generating AUM based on gross/adjusted assets	882		88,196	3,131	92,209
Fee-Generating AUM based on NAV	—		11,301	66	11,367
Total Fee-Generating AUM	$30,722	(1)	$111,781	$8,295	$150,798

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2016 was 66 months.
The following table presents total AUM and Fee-Generating AUM amounts for our private equity segment:

	Total AUM			Fee-Generating AUM
	As of September 30,		As of December 31,	As of September 30,		As of December 31,
	2017	2016	2016	2017	2016	2016
	(in millions)
Traditional Private Equity Funds	$56,823	$30,227	$30,490	$23,842	$24,634	$24,457
Natural Resources	4,702	4,822	5,223	4,042	4,046	4,181
Other(1)	8,944	7,132	7,915	2,183	1,950	2,084
Total	$70,469	$42,181	$43,628	$30,067	$30,630	$30,722

(1)	Includes co-investments contributed to Athene by AAA through its investment in AAA Investments as discussed in note 13 of the condensed consolidated financial statements.
The following table presents total AUM and Fee-Generating AUM amounts for our credit segment by category type:

	Total AUM			Fee-Generating AUM
	As of September 30,		As of December 31,	As of September 30,		As of December 31,
	2017	2016	2016	2017	2016	2016
	(in millions)
Liquid/Performing	$41,765	$36,733	$35,684	$36,176	$32,570	$31,562
Drawdown	27,223	20,954	23,852	17,253	12,122	13,645
Permanent capital vehicles ex Athene Non-Sub-Advised(1)	12,978	11,866	12,330	12,165	10,699	11,460
Athene Non-Sub-Advised(1)	57,029	51,497	50,761	57,029	49,697	50,761
AGER Non-Sub-Advised(1)	6,747	5,035	4,353	4,284	5,035	4,353
Advisory	12,183	9,311	9,627	—	—	—
Total	$157,925	$135,396	$136,607	$126,907	$110,123	$111,781

(1)
The Company refers to the portion of the AUM related to AGER that is not sub-advised by Apollo or invested in funds and or investment vehicles managed by Apollo as “AGER Non-Sub-Advised” AUM. Athene Non-Sub-Advised and AGER Non-Sub-Advised reflects total combined AUM of $81.9 billion less $18.1 billion of assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo included within other asset categories. AGER Non-Sub-Advised includes $4.2 billion of AUM for which AAME provides investment advisory services.

The following table presents the Athene and AGER assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo:

	Total AUM
	As of September 30,		As of December 31,
	2017	2016	2016
	(in millions)
Private Equity	$1,190	$894	$1,099
Credit
Liquid/Performing	10,659	9,356	9,407
Drawdown	1,287	1,053	1,075
Total Credit	11,946	10,409	10,482
Real Assets
Real Estate Debt	4,553	3,545	3,698
Real Estate Equity	407	434	439
Total Real Assets	4,960	3,979	4,137
Total	$18,096	$15,282	$15,718
The following table presents total AUM and Fee-Generating AUM amounts for our real assets segment:

	Total AUM			Fee-Generating AUM
	As of September 30,		As of December 31,	As of September 30,		As of December 31,
	2017	2016	2016	2017	2016	2016
	(in millions)
Debt	$9,835	$7,875	$8,604	$7,436	$6,160	$6,577
Equity	3,336	3,184	2,849	1,848	1,756	1,718
Total	$13,171	$11,059	$11,453	$9,284	$7,916	$8,295
The following tables summarize changes in total AUM for each of Apollo’s three segments for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,
	2017				2016
	Private Equity	Credit	Real Assets	Total	Private Equity	Credit	Real Assets	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$67,798	$151,033	$13,009	$231,840	$41,181	$133,884	$11,201	$186,266
Inflows	581	6,640	655	7,876	1,448	4,913	820	7,181
Outflows(2)	—	(515)	(86)	(601)	(651)	(4,292)	(505)	(5,448)
Net Flows	581	6,125	569	7,275	797	621	315	1,733
Realizations	(384)	(981)	(335)	(1,700)	(150)	(452)	(611)	(1,213)
Market Activity(3)(4)	2,474	1,748	(72)	4,150	353	1,343	154	1,850
End of Period	$70,469	$157,925	$13,171	$241,565	$42,181	$135,396	$11,059	$188,636

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

(2)	Outflows for Total AUM include redemptions of $273.9 million and $325.3 million during the three months ended September 30, 2017 and 2016, respectively.

(3)	Includes foreign exchange impacts of $88.0 million, $1.0 billion and $43.3 million for private equity, credit and real assets, respectively, during the three months ended September 30, 2017.

(4)	Includes foreign exchange impacts of $17.1 million, $173.3 million and $(11.1) million for private equity, credit and real assets, respectively, during the three months ended September 30, 2016.

	For the Nine Months Ended September 30,
	2017				2016
	Private Equity	Credit	Real Assets	Total	Private Equity	Credit	Real Assets	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$43,628	$136,607	$11,453	$191,688	$37,502	$121,361	$11,260	$170,123
Inflows	24,648	21,314	2,935	48,897	5,005	21,071	2,047	28,123
Outflows(2)	(74)	(3,302)	(388)	(3,764)	(1,100)	(8,619)	(505)	(10,224)
Net Flows	24,574	18,012	2,547	45,133	3,905	12,452	1,542	17,899
Realizations	(2,794)	(2,125)	(1,114)	(6,033)	(512)	(1,226)	(1,956)	(3,694)
Market Activity(3)(4)	5,061	5,431	285	10,777	1,286	2,809	213	4,308
End of Period	$70,469	$157,925	$13,171	$241,565	$42,181	$135,396	$11,059	$188,636

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

(2)	Outflows for Total AUM include redemptions of $693.6 million and $1,190.9 million during the nine months ended September 30, 2017 and 2016, respectively.

(3)	Includes foreign exchange impacts of $209.6 million, $2.8 billion and $133.3 million for private equity, credit and real assets, respectively, during the nine months ended September 30, 2017.

(4)	Includes foreign exchange impacts of $58.3 million, $318.8 million and $(91.5) million for private equity, credit and real assets, respectively, during the nine months ended September 30, 2016.

Total AUM was $241.6 billion at September 30, 2017, an increase of $9.7 billion, or 4.2%, compared to $231.8 billion at June 30, 2017. The net increase was primarily due to:

Net flows of $7.3 billion primarily related to:

•
a $6.1 billion increase related to funds we manage in the credit segment primarily consisting of subscriptions of $3.0 billion related to our liquid/performing funds, Financial Credit Investment III, L.P. (“FCI III”) and Apollo European Principal Finance Fund III, L.P. (“EPF III") of $1.0 billion, $1.0 billion and $0.8 billion, respectively, an increase in AUM relating to Athene of $2.4 billion and an increase in AUM relating to Advisory assets of $0.5 billion;

•	a $0.6 billion increase related to funds we manage in the private equity segment primarily consisting of subscriptions attributable to Fund IX of $0.4 billion; and

•	a $0.6 billion increase related to funds we manage in the real assets segment primarily consisting of net segment transfers and subscriptions of $0.2 billion and $0.2 billion, respectively.

Market activity of $4.2 billion primarily related to $2.5 billion and $1.7 billion of appreciation in the funds we manage in the private equity and credit segments, respectively.

Offsetting these increases were:

Realizations of $1.7 billion primarily related to:

•	$1.0 billion related to funds we manage in the credit segment primarily consisting of distributions of $0.7 billion from Apollo European Principal Finance Fund II, L.P. (“EPF II”);

•	$0.4 billion related to funds we manage in the private equity segment primarily consisting of distributions from our traditional private equity funds; and

•	$0.3 billion related to funds we manage in the real assets segment primarily consisting of distributions from our real estate debt funds.

Total AUM was $241.6 billion at September 30, 2017, an increase of $49.9 billion, or 26.0%, compared to $191.7 billion at December 31, 2016. The net increase was primarily due to:

Net flows of $45.1 billion primarily related to:

•	a $24.6 billion increase related to funds we manage in the private equity segment primarily consisting of subscriptions attributable to Fund IX of $24.7 billion;

•
an $18.0 billion increase related to funds we manage in the credit segment primarily consisting of a net increase in AUM relating to Athene and AGER of $8.0 billion and $2.5 billion, respectively, subscriptions of $7.4 billion primarily related to our liquid/performing funds, EPF III and FCI III of $4.1 billion, $1.5 billion and $1.5 billion, respectively, and an increase in AUM relating to Advisory assets of $2.2 billion, offset by net segment transfers of $2.3 billion; and

•	a $2.5 billion increase related to funds we manage in the real assets segment primarily consisting of net segment transfers of $1.7 billion and subscriptions of $0.9 billion.

Market activity of $10.8 billion primarily related to $5.4 billion and $5.1 billion of appreciation in the funds we manage in the credit and private equity segments, respectively.

Offsetting these increases were:

Realizations of $6.0 billion primarily related to:

•
$2.8 billion related to funds we manage in the private equity segment primarily consisting of distributions of $1.8 billion, $0.6 billion and $0.4 billion from our traditional private equity funds, natural resources funds and co-investment vehicles, respectively;

•
$2.1 billion related to funds we manage in the credit segment primarily consisting of distributions of $1.0 billion, $0.5 billion and $0.4 billion from EPF II, other drawdown funds and liquid/performing funds, respectively; and

•	$1.1 billion related to funds we manage in the real assets segment primarily consisting of distributions of $0.9 billion from our real estate debt funds.

The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three segments for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,
	2017				2016
	Private Equity	Credit	Real Assets	Total	Private Equity	Credit	Real Assets	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$30,011	$121,271	$9,672	$160,954	$29,530	$108,774	$7,124	$145,428
Inflows	71	6,699	252	7,022	1,221	3,220	986	5,427
Outflows(2)	(32)	(1,418)	(349)	(1,799)	(112)	(2,215)	—	(2,327)
Net Flows	39	5,281	(97)	5,223	1,109	1,005	986	3,100
Realizations	—	(533)	(300)	(833)	—	(326)	(250)	(576)
Market Activity(3)	17	888	9	914	(9)	670	56	717
End of Period	$30,067	$126,907	$9,284	$166,258	$30,630	$110,123	$7,916	$148,669

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

(2)	Outflows for Fee-Generating AUM include redemptions of $191.3 million and $359.9 million during the three months ended September 30, 2017 and 2016, respectively.

(3)
Includes foreign exchange impacts of $443.0 million and $25.6 million for credit and real assets, respectively, during the three months ended September 30, 2017, and foreign exchange impacts of $75.3 million and $(11.9) million for credit and real assets, respectively, during the three months ended September 30, 2016.

	For the Nine Months Ended September 30,
	2017				2016
	Private Equity	Credit	Real Assets	Total	Private Equity	Credit	Real Assets	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$30,722	$111,781	$8,295	$150,798	$29,258	$101,522	$7,317	$138,097
Inflows	303	18,194	2,082	20,579	1,914	11,841	1,799	15,554
Outflows(2)	(557)	(4,601)	(364)	(5,522)	(416)	(3,589)	(46)	(4,051)
Net Flows	(254)	13,593	1,718	15,057	1,498	8,252	1,753	11,503
Realizations	(503)	(1,180)	(889)	(2,572)	(77)	(762)	(1,191)	(2,030)
Market Activity(3)	102	2,713	160	2,975	(49)	1,111	37	1,099
End of Period	$30,067	$126,907	$9,284	$166,258	$30,630	$110,123	$7,916	$148,669

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

(2)	Outflows for Fee-Generating AUM include redemptions of $570.3 million and $944.6 million during the three and nine months ended September 30, 2017 and 2016, respectively.

(3)
Includes foreign exchange impacts of $1.3 billion and $64.7 million for credit and real assets, respectively, during the nine months ended September 30, 2017, and foreign exchange impacts of $209.2 million and $(30.6) million for credit and real assets, respectively, during the nine months ended September 30, 2016.

Total Fee-Generating AUM was $166.3 billion at September 30, 2017, an increase of $5.3 billion or 3.3%, compared to $161.0 billion at June 30, 2017. The net increase was primarily due to:

Net flows of $5.2 billion primarily related to:

•
a $5.3 billion increase related to funds we manage in the credit segment primarily consisting of subscriptions of $2.5 billion primarily related to FCI III, EPF III and our liquid/performing funds of $1.0 billion, $0.8 billion and $0.6 billion, respectively, an increase in AUM relating to Athene of $2.4 billion and fee-generating capital deployment of $1.4 billion. This was offset by fee-generating capital reduction of $1.4 billion and net segment transfers of $0.2 billion.

Market activity of $0.9 billion primarily related to appreciation in the funds we manage in the credit segment.

Offsetting these increases were:

Realizations of $0.8 billion primarily related to:

•	$0.5 billion related to funds we manage in the credit segment primarily driven by distributions of $0.3 billion and $0.1 billion from EPF II and our liquid/performing funds, respectively; and

•	$0.3 billion related to funds we manage in the real assets segment primarily driven by our real estate debt funds.

Total Fee-Generating AUM was $166.3 billion at September 30, 2017, an increase of $15.5 billion or 10.3%, compared to $150.8 billion at December 31, 2016. The net increase was primarily due to:

Net flows of $15.1 billion primarily related to:

•
a $13.6 billion increase related to funds we manage in the credit segment primarily consisting of an increase in AUM relating to Athene of $8.0 billion, subscriptions of $5.6 billion primarily related to our liquid/performing funds, EPF III and FCI III of $2.6 billion, $1.5 billion and $1.5 billion, respectively, and an increase in fee-generating capital deployment of $3.2 billion. This was offset by net segment transfers of $1.4 billion, fee-generating capital reduction of $1.3 billion and redemptions of $0.5 billion; and

•
a $1.7 billion increase related to funds we manage in the real assets segment primarily consisting of net segment transfers of $1.5 billion and subscriptions of $0.6 billion. This was offset by fee-generating capital reduction of $0.3 billion.

Market activity of $3.0 billion primarily related to appreciation in the funds we manage in the credit segment.

Offsetting these increases were:

Realizations of $2.6 billion primarily related to:

•
$1.2 billion related to funds we manage in the credit segment primarily driven by distributions from our liquid/performing funds, EPF II and our permanent capital vehicles of $0.4 billion, $0.3 billion and $0.2 billion, respectively;

•	$0.9 billion related to funds we manage in the real assets segment primarily driven by distributions from our real estate debt funds; and

•	$0.5 billion related to funds we manage in the private equity segment primarily driven by distributions of $0.3 billion from our traditional private equity funds.

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
Capital Deployed
The following table summarizes by segment the capital deployed for funds and SIAs with a defined maturity date and certain funds and SIAs in Apollo’s real estate debt strategy during the specified reporting periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Private Equity	$1,129	$3,048	$3,417	$8,187
Credit	1,430	729	3,577	2,686
Real Assets(1)	712	567	2,324	1,550
Total capital deployed	$3,271	$4,344	$9,318	$12,423

(1)
Included in capital deployed is $690 million and $2,152 million for the three and nine months ended September 30, 2017, respectively, and $498 million and $1,405 million for the three and nine months ended September 30, 2016, respectively, related to funds in Apollo’s real estate debt strategy.

Uncalled Commitments
The following table summarizes the uncalled commitments by segment during the specified reporting periods:

	As of September 30, 2017	As of December 31, 2016
	(in millions)
Private Equity	$37,786	$16,079
Credit	15,168	11,816
Real Assets	1,399	1,414
Total uncalled commitments(1)	$54,353	$29,309

(1)
As of September 30, 2017 and December 31, 2016, $48.8 billion and $25.9 billion, respectively, represented the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses.

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
Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund IV generated a 12% gross IRR and a 9% net IRR since its inception through September 30, 2017, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through September 30, 2017. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares” in the 2016 Annual Report.

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
All amounts are as of September 30, 2017, unless otherwise noted:

									As of September 30, 2017
($ in millions)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital(1)	Realized Value(1)	Remaining Cost(1)	Unrealized Value(1)	Total Value(1)	Gross IRR(1)		Net IRR(1)
Private Equity:
Fund IX	N/A	$24,729	$24,729	$—	$—	$—	$—	$—	—%		—%
Fund VIII	2013	22,318	18,377	12,023	2,342	10,411	15,248	17,590	29		19
Fund VII	2008	5,901	14,677	16,173	29,874	3,499	3,613	33,487	34		26
Fund VI	2006	3,551	10,136	12,457	18,356	3,151	2,933	21,289	12		10
Fund V	2001	309	3,742	5,192	12,697	138	52	12,749	61		44
Fund I, II, III, IV & MIA(3)	Various	15	7,320	8,753	17,400	—	1	17,401	39		26
Traditional Private Equity Funds(4)		$56,823	$78,981	$54,598	$80,669	$17,199	$21,847	$102,516	39%		25%
ANRP II	2016	3,505	3,454	970	491	751	965	1,456	57		32
ANRP I	2012	1,197	1,323	1,095	596	752	910	1,506	12		8
AION	2013	726	826	407	189	265	287	476	11		(1)
Total Private Equity(9)		$62,251	$84,584	$57,070	$81,945	$18,967	$24,009	$105,954
Credit:
Credit Opportunity Funds
COF III	2014	$3,186	$3,426	$4,769	$2,676	$2,258	$2,113	$4,789	—%		(1)%
COF I & II	2008	458	3,068	3,787	7,397	126	177	7,574	23		20
European Principal Finance Funds
EPF III(5)	2017	4,214	4,272	194	—	194	199	199	NM	(2)	NM	(2)
EPF I & II(5)	Various	3,863	5,020	5,971	5,781	1,532	2,814	8,595	21		14
Structured Credit Funds
FCI III	2017	1,912	1,906	118	12	96	115	127	NM	(2)	NM	(2)
FCI I & II	Various	3,573	2,114	3,498	1,926	2,501	2,604	4,530	14		10
SCRF III (12)	2015	1,002	1,238	1,840	1,604	540	560	2,164	18		14
SCRF I & II(12)	Various	—	222	707	885	—	—	885	27		21
Other Drawdown Funds & SIAs(6)	Various	7,126	9,498	8,959	8,617	2,673	2,532	11,149	9		7
Total Credit(10)		$25,334	$30,764	$29,843	$28,898	$9,920	$11,114	$40,012
Real Assets:
U.S. RE Fund II(7)	2016	$934	$863	$443	$154	$374	$454	$608	21%		19%
U.S. RE Fund I(7)	2012	474	654	636	635	245	312	947	16		13
AGRE Debt Fund I(13)	2011	1,152	2,091	2,084	1,457	861	823	2,280	8		7
CPI Funds(8)	Various	597	5,011	2,578	2,621	268	84	2,705	15		11
Asia RE Fund(7)	2017	586	588	175	2	173	185	187	NM	(2)	NM	(2)
Total Real Assets(11)		$3,743	$9,207	$5,916	$4,869	$1,921	$1,858	$6,727

(1)	Refer to the definitions of Vintage Year, Total Invested Capital, Realized Value, Remaining Cost, Unrealized Value, Total Value, Gross IRR and Net IRR described elsewhere in this report.

(2)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

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

(4)	Total IRR is calculated based on total cash flows for all funds presented.

(5)	Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.18 as of September 30, 2017.

(6)
Amounts presented have been aggregated for (i) drawdown funds with AUM greater than $500 million that do not form part of a flagship series of funds and (ii) SIAs with AUM greater than $200 million that do not predominantly invest in other Apollo funds or SIAs. Certain SIAs’ historical figures are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.18 as of September 30, 2017. Additionally, certain SIAs totaling $1.8 billion of AUM have been excluded from Total Invested Capital, Realized Value, Remaining Cost, Unrealized Value

and Total Value. These SIAs have an open ended life and a significant turnover in their portfolio assets due to the ability to recycle capital. These SIAs had $10.3 billion of Total Invested Capital through September 30, 2017.

(7)
U.S. RE Fund I, U.S. RE Fund II and Asia RE Fund had $158 million, $390 million and $245 million of co-investment commitments raised as of September 30, 2017, respectively, which are included in the figures in the table. A co-invest entity within U.S. RE Fund I is denominated in GBP and translated into U.S. dollars at an exchange rate of £1.00 to $1.34 as of September 30, 2017.

(8)
As part of the acquisition of Citi Property Investors (“CPI”), Apollo acquired general partner interests in fully invested funds. CPI Funds refers to CPI Capital Partners North America, CPI Capital Partners Asia Pacific, CPI Capital Partners Europe and other CPI funds or individual investments of which Apollo is not the general partner or manager and only receives fees pursuant to either a sub-advisory agreement or an investment management and administrative agreement. For CPI Capital Partners North America, CPI Capital Partners Asia Pacific and CPI Capital Partners Europe, the gross and net IRRs are presented in the investment record table since acquisition on November 12, 2010. The aggregate net IRR for these funds from their inception to September 30, 2017 was (2)%. This net IRR was primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo only became the general partner or manager of these funds upon completing the acquisition on November 12, 2010.

(9)	Private equity co-investment vehicles, and funds with AUM less than $500 million have been excluded. These co-investment vehicles and funds had $8.2 billion of aggregate AUM as of September 30, 2017.

(10)	Certain credit funds and SIAs with AUM less than $500 million and $200 million, respectively, have been excluded. These funds and SIAs had $1.7 billion of aggregate AUM as of September 30, 2017.

(11)
Certain accounts owned by or related to Athene, certain co-investment vehicles and certain funds with AUM less than $500 million have been excluded. These accounts, co-investment vehicles and funds had $5.3 billion of aggregate AUM as of September 30, 2017.

(12)	Remaining cost for certain of our credit funds may include physical cash called, invested or reserved for certain levered investments.

(13)
The investor in this U.S. Dollar denominated fund has chosen to make contributions and receive distributions in the local currency of each underlying investment. As a result, Apollo has not entered into foreign currency hedges for this fund and the returns presented include the impact of foreign currency gains or losses. The investor’s gross and net IRR, before the impact of foreign currency gains or losses, from the fund’s inception to September 30, 2017 was 10% and 9%, respectively.

Private Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of September 30, 2017:

	Total Invested Capital	Total Value	Gross IRR
	(in millions)
Distressed for Control	$7,885	$18,777	29%
Non-Control Distressed	5,416	8,414	71
Total	13,301	27,191	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit(1)	41,297	75,325	22
Total	$54,598	$102,516	39%

(1)	Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

The following tables provide additional detail on the composition of the Fund VIII, Fund VII and Fund VI private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV and V are included in the table above but not presented below as their remaining value is less than $100 million or the fund has been liquidated. All amounts are as of September 30, 2017:
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,318	$3,889
Opportunistic Buyouts	9,191	12,956
Distressed	514	745
Total	$12,023	$17,590
Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,252	$4,463
Opportunistic Buyouts	4,338	10,507
Distressed/Other Credit(2)	9,583	18,517
Total	$16,173	$33,487
Fund VI

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$3,397	$5,819
Opportunistic Buyouts	6,374	10,496
Distressed/Other Credit(2)	2,686	4,974
Total	$12,457	$21,289

(1)
Committed capital less unfunded capital commitments for Fund VIII and Fund VII was $11.5 billion and $14.1 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreement or other governing agreements.

(2)	The distressed investment strategy includes distressed for control, non-control distressed and other credit.
During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through September 30, 2017), our private equity funds have invested $43.2 billion, of which $18.8 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII and VI was 5.7x, 6.1x and 7.7x, respectively, as of September 30, 2017. Our average entry multiple for a private equity fund is the average of the total enterprise value over an applicable adjusted earnings before interest, taxes, depreciation and amortization which may incorporate certain adjustments based on the investment team’s estimate and we believe captures the true economics of our funds’ investments in portfolio companies. The average entry multiple of actively investing funds may include committed investments not yet closed.

Credit
The following table presents the AUM and gross and net returns information for Apollo’s credit segment by category type:

	As of September 30, 2017				Gross Returns(1)		Net Returns(1)
	AUM	Fee-Generating AUM	Carry-Eligible AUM	Carry-Generating AUM	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Category	(in millions)
Liquid/Performing	$41,765	$36,176	$21,245	$9,292	1.4%	4.9%	1.3%	4.5%
Drawdown(2)	27,223	17,253	22,634	8,235	2.7	8.2	2.2	6.8
Permanent capital vehicles ex Athene Non-Sub-Advised(3)	12,978	12,165	10,404	9,107	2.9	8.8	2.0	5.9
Athene Non-Sub-Advised(3)	57,029	57,029	—	—	N/A	N/A	N/A	N/A
AGER Non-Sub-Advised(3)	6,747	4,284	—	—	N/A	N/A	N/A	N/A
Advisory	12,183	—	—	—	N/A	N/A	N/A	N/A
Total Credit	$157,925	$126,907	$54,283	$26,634	1.9%	6.0%	1.6%	5.1%

(1)
The gross and net returns for the three and nine months ended September 30, 2017 for total credit excludes assets managed by AAM that are not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo.

(2)
As of September 30, 2017, significant drawdown funds and SIAs had inception-to-date gross and net IRRs of 16.0% and 12.2%, respectively. Significant drawdown funds and SIAs include funds and SIAs with AUM greater than $200 million that do not predominantly invest in other Apollo funds or SIAs.

(3)
Athene Non-Sub-Advised and AGER Non-Sub-Advised reflects total combined AUM of $81.9 billion less $18.1 billion of assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo included within other asset categories. AGER Non-Sub-Advised includes $4.2 billion of AUM for which AAME provides investment advisory services.

Liquid/Performing
The following table summarizes the investment record for funds in the liquid/performing category within Apollo’s credit segment. The significant funds included in the investment record table below have greater than $200 million of AUM and do not predominantly invest in other Apollo funds or SIAs.

			Net Returns
	Vintage Year	Total AUM	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Credit:		(in millions)
Hedge Funds(1)	Various	$6,617	1%	4%	3%	9%
CLOs(2)	Various	11,937	1	3	3	7
SIAs / Other	Various	23,211	2	6	4	8
Total		$41,765

(1)	Hedge Funds primarily includes Apollo Credit Strategies Master Fund Ltd., Apollo Credit Master Fund Ltd. and Apollo Credit Short Opportunities Fund.

(2)
CLO returns are calculated based on gross return on invested assets, which excludes cash. Included within Total AUM of CLOs is $1.0 billion of AUM related to a standalone, self-managed asset management business established in connection with risk-retention rules, from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services. CLO returns exclude performance related to this AUM.

Permanent Capital
The following table summarizes the investment record for our permanent capital vehicles by segment, excluding Athene-related and AGER-related assets managed or advised by Athene Asset Management and AAME:

		Total AUM	Total Returns(1)
	IPO Year(2)	As of September 30, 2017	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Credit:		(in millions)
MidCap(3)	N/A	$7,680	3%	9%	3%	7%
AIF	2013	390	2	11	10	20
AFT	2011	431	1	1	9	18
AINV(4)	2004	4,435	(2)	12	7	22
Real Assets:
ARI	2009	4,151	—	17%	5%	3%
Total		$17,087

(1)
Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

(2)	An IPO year represents the year in which the vehicle commenced trading on a national securities exchange.

(3)
MidCap is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 2% and 2% for the three months ended September 30, 2017 and 2016, respectively, and 6% and 4% for the nine months ended September 30, 2017 and 2016, respectively.

(4)
All amounts are as of June 30, 2017 except for total returns. Refer to www.apolloic.com for the most recent financial information on AINV. The information contained on AINV’s website is not part of this report. Included within Total AUM of AINV is $1.7 billion of AUM related to a non-traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services. Net returns exclude performance related to this AUM.

Athene and SIAs
As of September 30, 2017, Apollo managed or advised $81.9 billion of total AUM in accounts owned by or related to Athene and AGER, of which approximately $18.1 billion was either sub-advised by Apollo or invested in Apollo funds and investment vehicles managed by Apollo. Of the approximately $18.1 billion of AUM, the vast majority were in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities, and insurance-linked securities.
As of September 30, 2017, Apollo managed approximately $21 billion of total AUM in SIAs, which include certain SIAs in the investment record tables above and capital deployed from certain SIAs across Apollo’s private equity, credit and real assets funds.
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
As of September 30, 2017, approximately 54% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 46% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our private equity, credit and real assets segments, the percentage determined using market-based valuation methods as of September 30, 2017 was 23%, 72% and 40%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest” in the 2016 Annual Report for a discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
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

The table below presents an analysis of Apollo’s (i) carried interest receivable on an unconsolidated basis and (ii) realized and unrealized carried interest income (loss) for Apollo’s combined segments as of and for the three and nine months ended September 30, 2017:

	As of September 30, 2017		For the Three Months Ended September 30, 2017			For the Nine Months Ended September 30, 2017
	Carried Interest Receivable on an Unconsolidated Basis		Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income	Total Carried Interest Income (Loss) from Related Parties	Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income	Total Carried Interest Income (Loss) from Related Parties
	(in thousands)
Private Equity Funds:
Fund VIII	$763,727		$266,447	$16,441	$282,888	$434,524	$99,629	$534,153
Fund VII(1)	52,733		(544)	—	(544)	(21,921)	19,817	(2,104)
Fund VI(1)	47,929		14,669	—	14,669	90,166	—	90,166
Fund IV and V	—	(3)	(6,432)	—	(6,432)	(13,079)	—	(13,079)
ANRP I and II	24,494	(3)	(13,883)	—	(13,883)	(71,073)	52,873	(18,200)
AAA/Other(2)(5)	239,577		26,332	5,418	31,750	(66,781)	141,498	74,717
Total Private Equity Funds	1,128,460		286,589	21,859	308,448	351,836	313,817	665,653
Total Private Equity Funds, net of profit share	701,004		189,597	4,465	194,062	234,811	168,034	402,845
Credit Category:
Drawdown	312,030	(3)	(7,294)	23,698	16,404	16,151	83,878	100,029
Liquid/Performing	45,226		5,301	2,260	7,561	(1,278)	23,672	22,394
Permanent capital vehicles	58,908		6,172	6,173	12,345	22,549	12,636	35,185
Total Credit Funds	416,164		4,179	32,131	36,310	37,422	120,186	157,608
Total Credit Funds, net of profit share	146,931		1,913	17,488	19,401	20,014	69,018	89,032
Real Assets Funds:
CPI Funds	323		4	—	4	(10)	—	(10)
U.S. RE Fund I and II	22,988		(2,440)	4,080	1,640	(1,270)	8,111	6,841
Other(5)	12,223		(2,733)	2,905	172	(359)	4,113	3,754
Total Real Assets Funds	35,534		(5,169)	6,985	1,816	(1,639)	12,224	10,585
Total Real Assets Funds, net of profit share	21,350		(357)	3,349	2,992	1,209	5,696	6,905
Total	$1,580,158		$285,599	$60,975	$346,574	$387,619	$446,227	$833,846
Total, net of profit share	$869,285	(4)	$191,153	$25,302	$216,455	$256,034	$242,748	$498,782

(1)
As of September 30, 2017, the remaining investments and escrow cash of Fund VII and Fund VI were valued at 99% and 97% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of September 30, 2017, Fund VI had $167.6 million of gross carried interest income, or $110.7 million net of profit sharing, in escrow. As of September 30, 2017, Fund VII had $69.7 million of gross carried interest income, or $38.8 million net of profit sharing, in escrow. With respect to Fund VII and Fund VI, realized carried interest income currently distributed to the general partner is limited to potential tax distributions per the fund’s partnership agreement.

(2)
AAA/Other includes $187.1 million of carried interest receivable, or $133.4 million net of profit sharing, from AAA Investments, L.P. which Apollo may elect to receive in cash or in common shares of Athene Holding (valued at the fair market value); and if Apollo elects to receive payment of such carried interest in cash, then common shares of Athene Holding shall be distributed to Apollo and immediately sold by Apollo to pay for such carried interest in cash.

(3)
As of September 30, 2017, certain credit funds and private equity funds had $69.3 million and $42.2 million, respectively, in general partner obligations to return previously distributed carried interest income. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations for certain credit funds and certain private equity funds was $340.2 million and $164.4 million, respectively, as of September 30, 2017.

(4)
There was a corresponding profit sharing payable of $710.9 million as of September 30, 2017, including profit sharing payable related to amounts in escrow and a contingent consideration obligation of $87.3 million.

(5)	Other includes certain SIAs.
The general partners of the private equity, credit and real assets funds listed in the table above were accruing carried interest income as of September 30, 2017. The investment manager of AINV accrues carried interest as it is earned. The general partners of certain of our credit funds accrue carried interest when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments, which we refer to as “high water marks.” These high water marks are applied on an individual investor basis. Certain of our credit funds have investors with various high water marks, the achievement of which is subject to market conditions and investment performance.

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
The following table summarizes our carried interest since inception for our combined segments through September 30, 2017:

	Carried Interest Since Inception(1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation as of September 30, 2017(3)	Maximum Carried Interest Income Subject to Potential Reversal(4)
	(in millions)
Private Equity Funds:
Fund VIII	$763.7	$104.3	$868.0	$—	$830.4
Fund VII	52.7	3,121.5	3,174.2	—	704.0
Fund VI	47.9	1,659.0	1,706.9	—	1,160.6
Fund IV and V	—	2,053.1	2,053.1	24.1	10.6
ANRP I and II	24.5	72.3	96.8	18.1	48.0
AAA/Other	239.6	354.5	594.1	—	245.0
Total Private Equity Funds	1,128.4	7,364.7	8,493.1	42.2	2,998.6
Credit Category(5):
Drawdown	312.0	1,040.2	1,352.2	69.3	475.2
Liquid/Performing	45.2	515.5	560.7	—	76.7
Permanent capital vehicles ex AAM	49.6	—	49.6	—	49.6
Total Credit Funds	406.8	1,555.7	1,962.5	69.3	601.5
Real Assets Funds:
CPI Funds	0.3	9.7	10.0	—	0.3
U.S. RE Fund I and II	23.0	16.9	39.9	—	33.3
Other(6)	12.2	7.9	20.1	—	14.6
Total Real Assets Funds	35.5	34.5	70.0	—	48.2
Total	$1,570.7	$8,954.9	$10,525.6	$111.5	$3,648.3

(1)	Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.18 as of September 30, 2017.

(2)
Amounts in “Distributed by Fund and Recognized” for the CPI, Gulf Stream Asset Management, LLC (“Gulf Stream”) and Stone Tower funds and SIAs are presented for activity subsequent to the respective acquisition dates.

(3)
Amounts were computed based on the fair value of fund investments on September 30, 2017. Carried interest income has been allocated to and recognized by the general partner. Based on the amount of carried interest income allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed carried interest income or fees at September 30, 2017. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(4)
Represents the amount of carried interest income that would be reversed if remaining fund investments became worthless on September 30, 2017. Amounts subject to potential reversal of carried interest income include amounts undistributed by a fund (i.e., the carried interest receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed carried interest income, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

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
Each Managing Partner receives $100,000 per year in base salary for services rendered to us. Additionally, our Managing Partners can receive other forms of compensation. In addition, AHL Awards (as defined in note 11 to our condensed consolidated financial statements) and other equity-based compensation awards have been granted to the Company and certain employees, which amortize over the respective vesting periods. In addition, the Company grants equity awards to certain employees, including RSUs, restricted Class A shares and options, that generally vest and become exercisable in quarterly installments or annual installments depending on the contract terms over a period of three to six years. See note 11 to our condensed consolidated financial statements for further discussion of equity-based compensation.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the 51.9% and 53.9% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of September 30, 2017 and 2016, respectively. Non-Controlling Interests also include limited partner interests in certain consolidated funds and VIEs.
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

Results of Operations
Below is a discussion of our condensed consolidated results of operations for the three and nine months ended September 30, 2017 and 2016. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months Ended September 30,		Amount Change	Percentage Change	For the Nine Months Ended September 30,		Amount Change	Percentage Change
	2017	2016			2017	2016
Revenues:	(in thousands)				(in thousands)
Management fees from related parties	$301,443	$274,313	$27,130	9.9%	$852,291	$775,171	$77,120	9.9%
Advisory and transaction fees from related parties, net	16,209	29,801	(13,592)	(45.6)	54,905	102,699	(47,794)	(46.5)
Carried interest income from related parties	346,580	199,617	146,963	73.6	833,459	407,134	426,325	104.7
Total Revenues	664,232	503,731	160,501	31.9	1,740,655	1,285,004	455,651	35.5
Expenses:
Compensation and benefits:
Salary, bonus and benefits	108,853	92,591	16,262	17.6	316,011	290,013	25,998	9.0
Equity-based compensation	24,485	26,163	(1,678)	(6.4)	70,332	74,203	(3,871)	(5.2)
Profit sharing expense	137,296	90,152	47,144	52.3	339,679	179,767	159,912	89.0
Total compensation and benefits	270,634	208,906	61,728	29.5	726,022	543,983	182,039	33.5
Interest expense	13,303	12,832	471	3.7	39,497	30,505	8,992	29.5
General, administrative and other	68,149	58,566	9,583	16.4	189,918	187,285	2,633	1.4
Placement fees	5,397	1,953	3,444	176.3	12,560	5,781	6,779	117.3
Total Expenses	357,483	282,257	75,226	26.7	967,997	767,554	200,443	26.1
Other Income:
Net gains from investment activities	68,932	17,746	51,186	288.4	102,936	50,287	52,649	104.7
Net gains from investment activities of consolidated variable interest entities	845	800	45	5.6	11,085	2,817	8,268	293.5
Income from equity method investments	47,488	23,213	24,275	104.6	102,877	64,356	38,521	59.9
Interest income	1,504	1,192	312	26.2	2,929	3,073	(144)	(4.7)
Other income (loss), net	25,387	(40)	25,427	NM	44,776	485	44,291	NM
Total Other Income	144,156	42,911	101,245	235.9	264,603	121,018	143,585	118.6
Income before income tax provision	450,905	264,385	186,520	70.5	1,037,261	638,468	398,793	62.5
Income tax provision	(16,542)	(29,667)	13,125	(44.2)	(54,926)	(62,508)	7,582	(12.1)
Net Income	434,363	234,718	199,645	85.1	982,335	575,960	406,375	70.6
Net income attributable to Non-Controlling Interests	(231,411)	(140,099)	(91,312)	65.2	(542,507)	(340,077)	(202,430)	59.5
Net Income Attributable to Apollo Global Management, LLC	202,952	94,619	108,333	114.5	439,828	235,883	203,945	86.5
Net income attributable to Preferred Shareholders	(4,383)	—	(4,383)	NM	(9,155)	—	(9,155)	NM
Net Income Attributable to AGM Common Shareholders	$198,569	$94,619	$103,950	109.9%	$430,673	$235,883	$194,790	82.6%

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
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Management fees from related parties increased by $27.1 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This change was primarily attributable to increased management fees earned with respect to EPF III, Athene and FCI III of $20.5 million, $7.6 million and $6.7 million, respectively, offset by a decrease in management fees earned with respect to ANRP II of $12.7 million during the three months ended September 30, 2017 as compared to the same period in 2016. Management fees earned from EPF III and FCI III increased as a result of capital raises that occurred after September 30, 2016, as well as a one-time catch-up of management fees during the three months ended September 30, 2017 of $7.4 million and $4.9 million from EPF III and FCI III, respectively. Management fees earned from ANRP II decreased primarily as a result of a catch-up of management fees during the three months ended September 30, 2016 of $13.2 million.

Advisory and transaction fees from related parties, net, decreased by $13.6 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This change was primarily attributable to a decrease in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $15.3 million during the three months ended September 30, 2017 as compared to the same period in 2016.
Carried interest income from related parties increased by $147.0 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This change was primarily attributable to increased carried interest income earned from our private equity funds of $223.6 million, offset by decreased carried interest income earned from our credit funds of $75.7 million during the three months ended September 30, 2017 as compared to the same period in 2016. For additional details regarding changes in carried interest income in each segment, see “—Segment Analysis” below.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Management fees from related parties increased by $77.1 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This change was primarily attributable to increased management fees earned from EPF III, Athene and FCI III of $43.1 million, $24.2 million, and $10.0 million, respectively, during the nine months ended September 30, 2017 as compared to the same period during 2016. Management fees earned from EPF III and FCI III increased as a result of capital raises that occurred after September 30, 2016, as well as a one-time catch-up of management fees during the nine months ended September 30, 2017 of $10.8 million and $7.0 million from EPF III and FCI III, respectively.
Advisory and transaction fees from related parties, net, decreased by $47.8 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This change was primarily attributable to a decrease in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $49.0 million during the nine months ended September 30, 2017 as compared to the same period during 2016.
Carried interest income from related parties increased by $426.3 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This change was primarily attributable to increased carried interest income earned from our private equity funds of $519.0 million, offset by decreased carried interest income earned from our credit funds of $98.8 million during the nine months ended September 30, 2017 as compared to the same period in 2016. For additional details regarding changes in carried interest income in each segment, see “—Segment Analysis” below.
Expenses
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Compensation and benefits increased by $61.7 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This change was primarily attributable to an increase in profit sharing expense of $47.1 million due to increased carried interest income during the three months ended September 30, 2017, as compared to the same period in 2016. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period. In addition, this change was attributable to an increase in salary, bonus and benefits of $16.3 million for the three months ended September 30, 2017, as compared to the same period in 2016 as a result of an increase in headcount.
Included in profit sharing expense is $13.7 million and $10.4 million for the three months ended September 30, 2017 and 2016, respectively, related to a performance based incentive arrangement for certain Apollo partners and employees designed to more closely align compensation on an annual basis with the overall realized performance of the Company (referred to herein as the “Incentive Pool”). Allocations to participants in the Incentive Pool contain both a fixed component and a discretionary component, each of which may vary year to year. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
General, administrative and other expenses increased by $9.6 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016 primarily due to an increase in professional fees during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.
Placement fees increased by $3.4 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016 primarily as a result of placement fees related to the launches of EPF III and Fund IX of $2.6 million and $2.3 million, respectively, during the three months ended September 30, 2017.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Compensation and benefits increased by $182.0 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This change was primarily attributable to an increase in profit sharing expense of $159.9 million due to increased carried interest income during the nine months ended September 30, 2017, as compared to the same period in 2016. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period.
Included in profit sharing expense is $54.0 million and $41.9 million for the nine months ended September 30, 2017 and 2016, respectively, related to the Incentive Pool. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
Interest expense increased by $9.0 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016 primarily as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 9 to our condensed consolidated financial statements.
General, administrative and other expense increased by $2.6 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016 primarily as a result of increased fund organizational expenses related to Fund IX during the nine months ended September 30, 2017, as compared to the same period in 2016.
Placement fees increased by $6.8 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016 as a result of placement fees related to the launch of EPF III of $7.5 million during the nine months ended September 30, 2017.
Other Income (Loss)
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Net gains from investment activities increased by $51.2 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This change was primarily attributable to an increase in the fair value of the Company’s investment in Athene Holding during the three months ended September 30, 2017, as compared to the same period in 2016. See note 5 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Income from equity method investments increased by $24.3 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This change was primarily driven by increases in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Fund VIII of $21.4 million, during the three months ended September 30, 2017 as compared to the same period in 2016.
Other income, net increased by $25.4 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This change was primarily attributable to $19.0 million in proceeds received in connection with the Company’s early termination of a lease during the three months ended September 30, 2017.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net gains from investment activities increased by $52.6 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This change was primarily attributable to an increase in the fair value of the Company’s investment in Athene Holding during the nine months ended September 30, 2017, as compared to the same period in 2016. See note 5 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net gains from investment activities of consolidated VIEs increased by $8.3 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. See note 4 to the condensed consolidated financial statements for details regarding net gains from investment activities of consolidated VIEs.
Income from equity method investments increased by $38.5 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This change was primarily driven by increases in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Fund VIII and AAA of $29.5 million and $6.5 million, respectively, during the nine months ended September 30, 2017, as compared to the same period in 2016.

Other income, net increased by $44.3 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016 primarily attributable to $19.0 million in proceeds received in connection with the Company’s early termination of a lease during the nine months ended September 30, 2017, in addition to $17.5 million in insurance proceeds received during the nine months ended September 30, 2017 in connection with fees and expenses relating to a legal proceeding.
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
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
The income tax provision decreased by $13.1 million for three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The decrease in the income tax provision was primarily due to an overall change in the mix of earnings when comparing the amount of earnings that are subject to corporate-level taxation to those earnings that are not subject to corporate-level tax as these earnings are passed through to Non-Controlling Interests and Class A shareholders. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 3.7% and 11.2% for the three months ended September 30, 2017 and 2016, respectively. The most significant reconciling items between our U.S. federal statutory income tax rate and our effective income tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; and (iii) state and local income taxes including NYC UBT (see note 8 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
The income tax provision decreased by $7.6 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The decrease was primarily due to an overall change in the mix of earnings when comparing the amount of earnings that are subject to corporate-level taxation to those earnings that are not subject to corporate-level tax as these earnings are passed through to Non-Controlling Interests and Class A shareholders. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 5.3% and 9.8% for the nine months ended September 30, 2017 and 2016, respectively. The most significant reconciling items between our U.S. federal statutory income tax rate and our effective income tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; and (iii) state and local income taxes including NYC UBT (see note 8 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
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

Private Equity
The following table sets forth our segment statement of operations information and our supplemental performance measure, EI, within our private equity segment for the three and nine months ended September 30, 2017 and 2016. Prior period financial data has been updated to conform to the current presentation.

	For the Three Months Ended September 30,		Total Change	Percentage Change	For the Nine Months Ended September 30,		Total Change	Percentage Change
	2017	2016			2017	2016
	(in thousands)				(in thousands)
Private Equity:
Revenues:
Management fees from related parties	$76,079	$91,545	$(15,466)	(16.9)%	$230,752	$242,981	$(12,229)	(5.0)%
Advisory and transaction fees from related parties, net	10,572	26,601	(16,029)	(60.3)	41,646	87,615	(45,969)	(52.5)
Carried interest income from related parties:
Unrealized(1)	286,589	75,019	211,570	282.0	351,836	136,529	215,307	157.7
Realized	21,859	9,844	12,015	122.1	313,817	10,110	303,707	NM
Total carried interest income from related parties	308,448	84,863	223,585	263.5	665,653	146,639	519,014	353.9
Total Revenues	395,099	203,009	192,090	94.6	938,051	477,235	460,816	96.6
Expenses:
Compensation and benefits:
Salary, bonus and benefits	31,467	32,532	(1,065)	(3.3)	93,230	96,170	(2,940)	(3.1)
Equity-based compensation	6,335	6,645	(310)	(4.7)	21,134	20,795	339	1.6
Profit sharing expense:
Unrealized	96,992	19,234	77,758	404.3	117,025	29,403	87,622	298.0
Realized	17,394	7,266	10,128	139.4	145,783	7,398	138,385	NM
Realized: Equity-based	808	—	808	NM	1,270	—	1,270	NM
Total profit sharing expense	115,194	26,500	88,694	334.7	264,078	36,801	227,277	NM
Total compensation and benefits	152,996	65,677	87,319	133.0	378,442	153,766	224,676	146.1
Non-compensation expenses:
General, administrative and other	19,699	18,118	1,581	8.7	53,676	54,400	(724)	(1.3)
Placement fees	2,257	330	1,927	NM	3,732	2,409	1,323	54.9
Total non-compensation expenses	21,956	18,448	3,508	19.0	57,408	56,809	599	1.1
Total Expenses	174,952	84,125	90,827	108.0	435,850	210,575	225,275	107.0
Other Income:
Income from equity method investments	39,875	14,384	25,491	177.2	81,951	40,311	41,640	103.3
Net gains from investment activities	7,959	1,191	6,768	NM	11,255	3,542	7,713	217.8
Net interest loss	(4,374)	(4,188)	(186)	4.4	(12,952)	(9,868)	(3,084)	31.3
Other income, net	7,344	103	7,241	NM	25,915	320	25,595	NM
Total Other Income	50,804	11,490	39,314	342.2	106,169	34,305	71,864	209.5
Economic Income	$270,951	$130,374	$140,577	107.8%	$608,370	$300,965	$307,405	102.1%

(1)
Included in unrealized carried interest income (loss) from related parties for the nine months ended September 30, 2017 and 2016 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 13 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

Revenues
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Management fees from affiliates decreased by $15.5 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This change was primarily attributable to a decrease in management fees earned with respect to ANRP II of $12.7 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily due to a one-time catch-up of management fees during the three months ended September 30, 2016 of $13.2 million.
Advisory and transaction fees from related parties, net decreased by $16.0 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This change was primarily attributable to a decrease in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $15.3 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Carried interest income from related parties increased by $223.6 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This change was primarily attributable to increases in carried interest income earned from Fund VIII, Fund VII and Fund VI of $156.3 million, $40.8 million and $33.8 million, respectively. The increase in carried interest income earned from Fund VIII was primarily driven by appreciation in value in the fund’s private portfolio companies. The increases in carried interest income earned from Fund VII and Fund VI were primarily driven by appreciation in value in the funds’ public portfolio companies.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Management fees from related parties decreased by $12.2 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This change was primarily attributable to decreases in management fees earned with respect to ANRP II during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to a one-time catch-up of management fees during the nine months ended September 30, 2016 of $14.8 million.
Advisory and transaction fees from related parties, net decreased by $46.0 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This change was primarily attributable to a decrease in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $49.0 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.
Carried interest income from related parties increased by $519.0 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This change was primarily attributable to increases in carried interest income earned from Fund VIII, Fund VI and Fund VII of $271.0 million, $198.7 million and $46.1 million, respectively, during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase in carried interest income earned from Fund VIII and Fund VII was primarily driven by appreciation in value in the funds’ private portfolio companies. The increase in carried interest income earned from Fund VI was primarily driven by appreciation in value in the fund’s public portfolio companies.
Expenses
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Compensation and benefits expense increased by $87.3 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This change was primarily attributable to an increase in profit sharing expense of $88.7 million as a result of a corresponding increase in carried interest income as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds that are generating carried interest in the period.
Included in profit sharing expense is $9.3 million and $2.9 million related to the Incentive Pool for the three months ended September 30, 2017 and 2016, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
General, administrative and other increased by $1.6 million during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This change was primarily driven by an increase in professional fees during the three months ended September 30, 2017, as compared to the same period in 2016.
Placement fees increased by $1.9 million during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This change was primarily driven by placement fees incurred in connection with capital raising activity relating to Fund IX of $2.3 million during the three months ended September 30, 2017.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Compensation and benefits expense increased by $224.7 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This change was primarily attributable to an increase in profit sharing expense of $227.3 million as a result of a corresponding increase in carried interest income as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period.
Included in profit sharing expense is $40.5 million and $2.9 million related to the Incentive Pool for the nine months ended September 30, 2017 and 2016, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Placement fees increased by $1.3 million during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This change was primarily driven by placement fees incurred during the nine months ended September 30, 2017 of $3.5 million in connection with capital raising activity relating to Fund IX. Placement fees during the nine months ended September 30, 2016 were primarily incurred in connection with capital raising activity relating to ANRP II of $2.1 million.
Other Income
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Income from equity method investments increased by $25.5 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This change was primarily attributable to increases in the income from Apollo’s equity ownership interest in Fund VIII and Fund VII of $21.4 million and $3.0 million, respectively, during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.
Net gains from investment activities increased by $6.8 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This change was primarily attributable to an increase in the fair value of the Company’s investment in Athene Holding during the three months ended September 30, 2017, as compared to the same period in 2016. See note 5 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Other income, net increased by $7.2 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This change was primarily attributable to proceeds received in connection with the Company’s early termination of a lease which occurred during the three months ended September 30, 2017.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Income from equity method investments increased by $41.6 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This change was primarily attributable to increases in income from Apollo’s equity ownership interest in Fund VIII, AAA and AION of $29.5 million, $6.5 million and $5.5 million, respectively, during the nine months ended September 30, 2017, as compared to the same period in 2016.
Net gains from investment activities increased by $7.7 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This change was primarily attributable to an increase in the fair value of the Company’s investment in Athene Holding during the nine months ended September 30, 2017, as compared to the same period in 2016. See note 5 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net interest loss increased by $3.1 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to additional interest expense incurred during the nine months ended September 30, 2017 as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 9 to our condensed consolidated financial statements.
Other income, net increased by $25.6 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This change was primarily attributable to proceeds received in connection with the Company’s early termination of a lease which occurred during the nine months ended September 30, 2017, in addition to $17.5 million in insurance proceeds received during the nine months ended September 30, 2017 in connection with fees and expenses relating to a legal proceeding.

Credit
The following table sets forth segment statement of operations information and EI within our credit segment for the three and nine months ended September 30, 2017 and 2016. Prior period financial data has been updated to conform to the current presentation.

	For the Three Months Ended September 30,		Total Change	Percentage Change	For the Nine Months Ended September 30,		Total Change	Percentage Change
	2017	2016			2017	2016
	(in thousands)				(in thousands)
Credit:
Revenues:
Management fees from related parties	$187,885	$151,386	$36,499	24.1%	$516,083	$445,149	$70,934	15.9%
Advisory and transaction fees from related parties, net	4,219	2,612	1,607	61.5	10,484	10,058	426	4.2
Carried interest income from related parties:
Unrealized(1)	4,179	91,502	(87,323)	(95.4)	37,422	150,720	(113,298)	(75.2)
Realized	32,131	20,500	11,631	56.7	120,186	105,698	14,488	13.7
Total carried interest income from related parties	36,310	112,002	(75,692)	(67.6)	157,608	256,418	(98,810)	(38.5)
Total Revenues	228,414	266,000	(37,586)	(14.1)	684,175	711,625	(27,450)	(3.9)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	59,027	45,143	13,884	30.8	173,153	151,464	21,689	14.3
Equity-based compensation	9,925	8,834	1,091	12.4	28,255	25,694	2,561	10.0
Profit sharing expense:
Unrealized	2,266	36,809	(34,543)	(93.8)	17,408	61,626	(44,218)	(71.8)
Realized	14,643	8,988	5,655	62.9	51,168	62,764	(11,596)	(18.5)
Realized: Equity-based	518	—	518	NM	1,387	—	1,387	NM
Total profit sharing expense	17,427	45,797	(28,370)	(61.9)	69,963	124,390	(54,427)	(43.8)
Total compensation and benefits	86,379	99,774	(13,395)	(13.4)	271,371	301,548	(30,177)	(10.0)
Non-compensation expenses
General, administrative and other	35,709	29,161	6,548	22.5	99,559	95,193	4,366	4.6
Placement fees	3,140	723	2,417	334.3	8,828	2,113	6,715	317.8
Total non-compensation expenses	38,849	29,884	8,965	30.0	108,387	97,306	11,081	11.4
Total Expenses	125,228	129,658	(4,430)	(3.4)	379,758	398,854	(19,096)	(4.8)
Other Income:
Income from equity method investments	8,222	8,036	186	2.3	20,561	21,824	(1,263)	(5.8)
Net gains from investment activities	60,570	16,171	44,399	274.6	91,365	45,819	45,546	99.4
Net interest loss	(5,972)	(6,172)	200	(3.2)	(18,978)	(14,542)	(4,436)	30.5
Other income (loss), net	16,318	(4,977)	21,295	NM	16,888	(5,512)	22,400	NM
Total Other Income	79,138	13,058	66,080	NM	109,836	47,589	62,247	130.8
Non-Controlling Interest	(1,751)	(510)	(1,241)	243.3	(3,244)	(5,070)	1,826	(36.0)
Economic Income	$180,573	$148,890	$31,683	21.3%	$411,009	$355,290	$55,719	15.7%

(1)
Included in unrealized carried interest income (loss) from related parties for the nine months ended September 30, 2017 and 2016 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 13 to our condensed consolidated financial statements for further detail regarding the general partner obligation.

Revenues
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Management fees from related parties increased by $36.5 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This change was primarily attributable to increases in management fees earned from EPF III, Athene and FCI III of $20.5 million, $7.6 million and $6.7 million, respectively, during the three months ended September 30, 2017, as compared to the same period during 2016. Management fees earned from EPF III and FCI III increased as a result of capital raises that occurred after September 30, 2016, as well as a one-time catch-up of management fees during the three months ended September 30, 2017 of $7.4 million and $4.9 million from EPF III and FCI III, respectively.
Advisory and transaction fees from affiliates, net, increased by $1.6 million during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This change was primarily driven by an increase in net advisory and transaction fees from FCI III of $2.0 million during the three months ended September 30, 2017, as compared to the same period during 2016.
Carried interest income from related parties decreased by $75.7 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This change was primarily attributable to decreases in carried interest income earned from EPF II, CLOs, Apollo Credit Master Fund Ltd and FCI II of $19.6 million, $11.7 million, $12.0 million and $6.2 million, respectively, during the three months ended September 30, 2017, as compared to the same period in 2016.
The decrease in carried interest income earned from EPF II was primarily attributable to decreased appreciation of European and UK hotel assets and German commercial real estate investments in the fund’s portfolio for the three months ended September 30, 2017 as compared to the same period in 2016. The decrease in carried interest income earned from the CLOs was due to under-performance relative to each respective CLO hurdle rate and lower appreciation and gains from the leveraged loan markets during the three months ended September 30,2017 as compared to the same period in 2016. The decrease in carried interest income earned from Apollo Credit Master Fund Ltd. was due to under-performance relative to the fund’s hurdle rate during the three months ended September 30, 2017, as compared to the same period in 2016 as a result of lower appreciation on investments in the financial and technology sectors during the three months ended September 30, 2017. The decrease in carried interest income related to FCI II was due to lower valuations of the fund’s life settlements portfolio during the three months ended September 30, 2017 as compared to the same period in 2016.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Management fees from related parties increased by $70.9 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This change was primarily attributable to increases in management fees earned from EPF III, Athene and FCI III of $43.1 million, $24.2 million and $10.0 million, respectively. Management fees earned from EPF III and FCI III increased as a result of capital raises that occurred after September 30, 2016, as well as a one-time catch-up of management fees during the nine months ended September 30, 2017 of $10.8 million and $7.0 million from EPF III and FCI III, respectively. These increases were partially offset by a decrease in management fees earned from EPF II of $17.7 million during the nine months ended September 30, 2017, as compared to the same period during 2016, primarily resulting from a step down in fee basis from committed capital to invested capital during the nine months ended September 30, 2017.
Carried interest income from related parties decreased by $98.8 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This change was primarily attributable to a decrease in carried interest income earned from Apollo Credit Master Fund Ltd, CLOs, EPF II, SCRF III and FCI II of $31.0 million, $22.3 million, $13.2 million, $9.9 million and $9.8 million, respectively, during the nine months ended September 30, 2017, as compared to the same period during 2016.
The decrease in carried interest income related to Apollo Credit Master Fund Ltd. was due to under-performance relative to the fund’s hurdle rate during the nine months ended September 30, 2017, as compared to the same period in 2016 as a result of lower appreciation on investments in the financial and technology sectors during the nine months ended September 30, 2017. The decrease in carried interest income earned from the CLOs was due to under-performance relative to each respective CLO hurdle rate and lower appreciation and gains from the leveraged loan markets during the nine months ended September 30,2017 as compared to the same period in 2016. The decrease in carried interest income from EPF II was primarily attributable to lower appreciation of European and UK hotel assets in the fund’s portfolio for the nine months ended September 30, 2017 as compared to the same period in 2016. The decrease in carried interest income related to SCRF III was attributable to carried interest income being generated at a slower rate as the fund began to unwind during the nine months ended September 30, 2017. The decrease in carried interest income earned from FCI II was due to lower valuations of the fund’s life settlements portfolio during the nine months ended September 30, 2017 as compared to the same period in 2016.
Expenses
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Compensation and benefits expense decreased by $13.4 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This change was primarily due to decreases in profit sharing expense of $28.4 million, offset by increases in salary, bonus and benefits of $13.9 million during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016 primarily due to increased headcount. Profit sharing expense decreased as a result of a corresponding decrease in carried interest income as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period.
Included in profit sharing expense is $3.9 million and $5.7 million related to the Incentive Pool for the three months ended September 30, 2017 and 2016, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
General, administrative and other increased by $6.5 million during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This change was primarily driven by an increase in professional fees during the three months ended September 30, 2017, as compared to the same period in 2016.
Placement fees increased by $2.4 million during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This change was primarily driven by placement fees incurred in connection with capital raising activity relating to EPF III of $2.6 million during the three months ended September 30, 2017.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Compensation and benefits expense decreased by $30.2 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This change was primarily attributable to a decrease in profit sharing expense of $54.4 million during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016 as a result of a corresponding decrease in carried interest income as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period. The decrease in profit sharing expense was partially offset by an increase in salary, bonus and benefits of $21.7 million during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016 primarily due to increased headcount.
Included in profit sharing expense is $12.5 million and $35.6 million related to the Incentive Pool for the nine months ended September 30, 2017 and 2016, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
General, administrative and other increased by $4.4 million during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The change was primarily driven by an increase in fund organizational expenses related to the launch of EPF III as well as an increase in professional fees during the nine months ended September 30, 2017, as compared to the same period in 2016.
Placement fees increased by $6.7 million during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This change was primarily driven by placement fees incurred in connection with capital raising activity relating to EPF III of $7.5 million during the nine months ended September 30, 2017.
Other Income
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Net gains from investment activities increased by $44.4 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This change was primarily attributable to an increase in the fair value of the Company’s investment in Athene Holding during the three months ended September 30, 2017, as compared to the same period in 2016. See note 5 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Other income (loss), net increased by $21.3 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This change was primarily attributable to proceeds received in connection with the Company’s early termination of a lease and the Company’s recognition of $6.2 million of other income from the assignment of a CLO collateral management agreement during the three months ended September 30, 2017.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Income from equity method investments decreased by $1.3 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This change was primarily driven by a decrease in income from Apollo’s equity ownership interest in Apollo Energy Opportunity Fund, L.P. (“AEOF”) and EPF II of $4.3 million and $2.1 million, respectively, partially offset by an increase in income from Apollo’s equity ownership interest in AINV of $5.4 million during the nine months ended September 30, 2017, as compared to the same period in 2016.
Net gains from investment activities increased by $45.5 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This change was primarily attributable to an increase in the fair value of the Company’s investment in Athene Holding during the nine months ended September 30, 2017, as compared to the same period in 2016. See note 5 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net interest loss increased by $4.4 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to additional interest expense incurred during the nine months ended September 30, 2017 as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 9 to our condensed consolidated financial statements.
Other income (loss), net increased by $22.4 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This change was primarily attributable to proceeds received in connection with the Company’s early termination of a lease and proceeds received from the assignment of a CLO collateral management agreement during the nine months ended September 30, 2017.
Non-Controlling Interests
For information related to Non-Controlling Interests, see note 12 to the condensed consolidated financial statements for further details.

Real Assets
The following table sets forth our segment statement of operations information and EI within our real assets segment for the three and nine months ended September 30, 2017 and 2016. Prior period financial data has been updated to conform to the current presentation.

	For the Three Months Ended September 30,		Total Change	Percentage Change	For the Nine Months Ended September 30,		Total Change	Percentage Change
	2017	2016			2017	2016
	(in thousands)				(in thousands)
Real Assets:
Revenues:
Management fees from related parties	$18,470	$15,554	$2,916	18.7%	$54,560	$42,921	$11,639	27.1%
Advisory and transaction fees from related parties, net	1,418	1,038	380	36.6	2,775	5,476	(2,701)	(49.3)
Carried interest income (loss) from related parties:
Unrealized	(5,169)	963	(6,132)	NM	(1,639)	(4,151)	2,512	(60.5)
Realized	6,985	5,499	1,486	27.0	12,224	11,938	286	2.4
Total carried interest income from related parties	1,816	6,462	(4,646)	(71.9)	10,585	7,787	2,798	35.9
Total Revenues	21,704	23,054	(1,350)	(5.9)	67,920	56,184	11,736	20.9
Expenses:
Compensation and benefits:
Salary, bonus and benefits	10,513	9,129	1,384	15.2	27,905	26,062	1,843	7.1
Equity-based compensation	798	675	123	18.2	1,980	2,107	(127)	(6.0)
Profit sharing expense:
Unrealized	(4,812)	432	(5,244)	NM	(2,848)	(1,400)	(1,448)	103.4
Realized	3,636	4,062	(426)	(10.5)	6,528	8,240	(1,712)	(20.8)
Total profit sharing expense	(1,176)	4,494	(5,670)	NM	3,680	6,840	(3,160)	(46.2)
Total compensation and benefits	10,135	14,298	(4,163)	(29.1)	33,565	35,009	(1,444)	(4.1)
Non-compensation expenses:
General, administrative and other	5,520	4,674	846	18.1	15,299	16,239	(940)	(5.8)
Placement fees	—	—	—	NM	—	21	(21)	(100.0)
Total non-compensation expenses	5,520	4,674	846	18.1	15,299	16,260	(961)	(5.9)
Total Expenses	15,655	18,972	(3,317)	(17.5)	48,864	51,269	(2,405)	(4.7)
Other Income (Loss):
Income (loss) from equity method investments	(83)	499	(582)	NM	1,935	1,631	304	18.6
Net interest loss	(1,163)	(1,168)	5	(0.4)	(3,634)	(2,895)	(739)	25.5
Other income (loss), net	2,044	(29)	2,073	NM	2,347	(14)	2,361	NM
Total Other Income (Loss)	798	(698)	1,496	NM	648	(1,278)	1,926	NM
Economic Income	$6,847	$3,384	$3,463	102.3%	$19,704	$3,637	$16,067	441.8%
Revenues
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Management fees from related parties increased by $2.9 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This change was primarily attributable to increases in management fees earned with respect to ARI and Apollo Asia Real Estate Fund, L.P. (“Asia RE Fund”) of $2.5 million and $0.6 million, respectively, during the three months ended September 30, 2017, as compared to the same period during 2016, in connection with capital raises for the funds during 2017.
Carried interest income from related parties decreased by $4.6 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. Carried interest income earned from certain funds, including U.S. RE Fund I and II, includes an allocation of carried interest income from a strategic investment account that invests in the funds. This change was primarily attributable to decreases in carried interest income earned from strategic investment accounts and U.S. RE Fund II of $2.3 million and $1.1 million, respectively. The decrease in carried interest income earned from U.S. RE Fund II was primarily the result of stronger operating performance across many of the funds’ underlying properties and higher appreciation of several real estate investments during the three months ended September 30, 2016 as compared to the three months ended September 30, 2017.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Management fees from related parties increased by $11.6 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This change was primarily attributable to increases in management fees earned with respect to ARI and Asia RE Fund of $7.2 million and $2.8, respectively, during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, in connection with capital raises for the funds during 2017.
Advisory and transaction fees from related parties, net, decreased by $2.7 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This change was primarily attributable to decreases in net advisory and transaction fees earned with respect to AGRE Debt Fund I, L.P. (“AGRE Debt Fund I”) and U.S. RE Fund II of $2.0 million and $0.4 million, respectively, during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.
Carried interest income from related parties increased by $2.8 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This change was primarily attributable to an increase in carried interest income earned from U.S. RE Fund II of $3.3 million, partially offset by a decrease in carried interest income earned from U.S. RE Fund I of $1.5 million during the nine months ended September 30, 2017, as compared to the same period during 2016. The increase in carried interest income earned from U.S. RE Fund II was primarily due to strong operating performance across many of the fund’s underlying properties and appreciation of several real estate investments during the nine months ended September 30, 2017. The decrease in carried interest income earned from U.S. RE Fund I was primarily due to lower appreciation of several investments during the nine months ended September 30, 2017, as compared to the same period during 2016.
Expenses
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Compensation and benefits decreased by $4.2 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This change was primarily attributable to a decrease in profit sharing expense of $5.7 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 as a result of a corresponding decrease in carried interest income as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period. The decrease in profit sharing expense was partially offset by an increase in salary, bonus and benefits of $1.4 million during the three months ended September 30, 2017, as compared to the same period during 2016 primarily due to increased headcount.
Included in profit sharing expense is $0.5 million and $1.8 million related to the Incentive Pool for the three months ended September 30, 2017 and 2016, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
General, administrative and other increased by $0.8 million during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This change was primarily attributable to an increase in professional fees during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Compensation and benefits decreased by $1.4 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This change was primarily attributable to a decrease in profit sharing expense of $3.2 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period. The decrease in profit sharing expense was partially offset by an increase in salary, bonus and benefits of $1.8 million during the nine months ended September 30, 2017, as compared to the same period during 2016 primarily due to increased headcount.
Included in profit sharing expense is $0.9 million and $3.5 million related to the Incentive Pool for the nine months ended September 30, 2017 and 2016, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
General, administrative and other decreased by $0.9 million during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This change was primarily attributable to fund organizational expenses related to U.S. RE Fund II incurred during the nine months ended September 30, 2016.

Other Income (Loss)
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Other income (loss), net increased by $2.1 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily attributable to proceeds received in connection with the Company’s early termination of a lease during the three months ended September 30, 2017.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net interest loss increased by $0.7 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to additional interest expense incurred during the nine months ended September 30, 2017 primarily as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 9 to our condensed consolidated financial statements.
Other income (loss), net increased by $2.4 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily attributable to proceeds received in connection with the Company’s early termination of a lease during the nine months ended September 30, 2017.
Summary of Fee Related Earnings
The following table is a summary of Fee Related Earnings for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Management Fees	$282,434	$258,485	$801,395	$731,051
Advisory and Transaction Fees from Related Parties, net	16,209	30,251	54,905	103,149
Carried Interest Income from Related Parties(1)	6,173	2,307	12,636	17,516
Salary, Bonus and Benefits	(101,007)	(86,804)	(294,288)	(273,696)
Non-compensation Expenses	(66,325)	(53,006)	(181,094)	(170,375)
Other Income (Loss) attributable to Fee Related Earnings(2)	26,456	(4,240)	46,818	(4,166)
Non-Controlling Interest	(1,751)	(510)	(3,244)	(5,070)
Fee Related Earnings	$162,189	$146,483	$437,128	$398,409

(1)	Represents carried interest income earned from a publicly traded business development company we manage.

(2)
Includes $19.0 million in proceeds received in connection with the Company’s early termination of a lease during the three and nine months ended September 30, 2017. Includes $17.5 million in insurance proceeds received in connection with fees and expenses relating to a legal proceeding during the nine months ended September 30, 2017.

Summary of Distributable Earnings
The following table is a reconciliation of Distributable Earnings per share of common and equivalents(1) to net distribution per share of common and equivalent for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Distributable Earnings	$185,131	$152,636	$682,442	$421,706
Taxes and related payables(2)	(7,272)	(4,105)	(20,344)	(9,346)
Preferred distributions	(4,383)	—	(9,155)	—
Distributable Earnings After Taxes and Related Payables	173,476	148,531	652,943	412,360
Add back: Tax and related payables attributable to common and equivalents	4,706	3	14,091	9
Distributable Earnings before certain payables(3)	178,182	148,534	667,034	412,369
Percent to common and equivalents	49%	47%	49%	47%
Distributable Earnings before other payables attributable to common and equivalents	87,078	69,821	325,981	193,841
Less: Taxes and related payables attributable to common and equivalents	(4,706)	(3)	(14,091)	(9)
Distributable Earnings attributable to common and equivalents	$82,372	$69,818	$311,890	$193,832
Distributable Earnings per share of common and equivalent(4)	$0.42	$0.36	$1.59	$1.01
Retained capital per share of common and equivalent(4)(5)	(0.03)	(0.01)	(0.19)	(0.04)
Net distribution per share of common and equivalent(4)	$0.39	$0.35	$1.40	$0.97

(1)	Common and equivalents refers to Class A shares outstanding and RSUs that participate in distributions.

(2)	Represents the estimated current corporate, local and non-U.S. taxes as well as the payable under Apollo’s tax receivable agreement.

(3)	Distributable earnings before certain payables represents Distributable Earnings before the deduction for the estimated current corporate taxes and the payable under Apollo’s tax receivable agreement.

(4)
Per share calculations are based on end of period Distributable Earnings Shares Outstanding, which consists of total Class A shares outstanding, AOG Units and RSUs that participate in distributions (collectively referred to as “common & equivalents”).

(5)	Retained capital is withheld pro-rata from common and equivalent holders and AOG Unit holders.

Summary of Non-U.S. GAAP Measures
The table below sets forth a reconciliation of net income attributable Apollo Global Management, LLC Class A Shareholders to our non-U.S. GAAP performance measures for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net Income Attributable to Apollo Global Management, LLC Class A Shareholders	$198,569	$94,619	$430,673	$235,883
Preferred distributions	4,383	—	9,155	—
Net income (loss) attributable to Non-Controlling Interests in consolidated entities	1,048	(222)	8,967	3,891
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	230,363	140,321	533,540	336,186
Net Income	$434,363	$234,718	$982,335	$575,960
Income tax provision	16,542	29,667	54,926	62,508
Income Before Income Tax Provision	$450,905	$264,385	$1,037,261	$638,468
Transaction-related charges and equity-based compensation	8,514	18,041	10,789	25,315
Net (income) loss attributable to Non-Controlling Interests in consolidated entities	(1,048)	222	(8,967)	(3,891)
Economic Income(1)	$458,371	$282,648	$1,039,083	$659,892
Income tax provision on Economic Income	(22,356)	(51,896)	(83,125)	(107,253)
Preferred distributions	(4,383)	—	(9,155)	—
Economic Net Income	$431,632	$230,752	$946,803	$552,639
Preferred distributions	4,383	—	9,155	—
Income tax provision on Economic Income	22,356	51,896	83,125	107,253
Carried interest income from related parties(2)	(340,401)	(201,020)	(821,210)	(393,328)
Profit sharing expense	131,445	76,791	337,721	168,031
Equity-based compensation(3)	17,058	16,154	51,369	48,596
Income from equity method investments	(48,014)	(22,919)	(104,447)	(63,766)
Net gains from investment activities	(68,529)	(17,362)	(102,620)	(49,361)
Net interest loss	11,509	11,528	35,564	27,305
Other	750	663	1,668	1,040
Fee Related Earnings	$162,189	$146,483	$437,128	$398,409
Depreciation, amortization and other, net	5,825	2,435	10,860	7,532
Fee Related EBITDA	$168,014	$148,918	$447,988	$405,941
Net realized carried interest income(2)	19,129	13,220	230,112	31,828
Fee Related EBITDA + 100% of Net Realized Carried Interest	$187,143	$162,138	$678,100	$437,769
Non-cash revenues	(842)	(842)	(2,527)	(2,527)
Realized income from equity method investments	10,339	3,767	42,433	15,007
Net interest loss	(11,509)	(11,528)	(35,564)	(27,305)
Other	—	(899)	—	(1,238)
Distributable Earnings	$185,131	$152,636	$682,442	$421,706
Taxes and related payables	(7,272)	(4,105)	(20,344)	(9,346)
Preferred distributions	(4,383)	—	(9,155)	—
Distributable Earnings After Taxes and Related Payables	$173,476	$148,531	$652,943	$412,360

(1)	See note 15 for more details regarding Economic Income for the combined segments.

(2)	Excludes carried interest income from a publicly traded business development company we manage.

(3)	Includes equity-based compensation related to RSUs (excluding RSUs granted in connection with the 2007 private placement), share options and restricted share awards.

Liquidity and Capital Resources
Historical
Although we have managed our historical liquidity needs by looking at deconsolidated cash flows, our historical condensed consolidated statements of cash flows reflect the cash flows of Apollo, as well as those of the consolidated Apollo funds and VIEs.
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
Cash Flows
Significant amounts from our condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 are summarized and discussed within the table and corresponding commentary below:

	For the Nine Months Ended September 30,
	2017	2016
	(in thousands)
Operating Activities	$667,484	$573,171
Investing Activities	(244,204)	(172,325)
Financing Activities	(295,901)	(85,222)
Net Increase in Cash and Cash Equivalents	$127,379	$315,624
Operating Activities
Our net cash provided by operating activities was $667.5 million and $573.2 million during the nine months ended September 30, 2017 and 2016, respectively. These amounts were primarily driven by:

•
net income of $982.3 million and $576.0 million during the nine months ended September 30, 2017 and 2016, respectively, as well as non-cash adjustments, net of $(69.4) million and $27.1 million, respectively;

•
a net increase in our carried interest receivable of $(325.8) million and $(348.8) million during the nine months ended September 30, 2017 and 2016, respectively, due to a change in the fair value of our funds that generate carried interest of $828.4 million and $451.0 million during the nine months ended September 30, 2017 and 2016, respectively, offset by fund distributions to the Company of $507.5 million and $103.1 million during the nine months ended September 30, 2017 and 2016, respectively;

•
purchases of investments held by consolidated VIEs in the amount of $517.7 million and $396.8 million, offset by proceeds from sales of investments held by consolidated VIEs in the amount of $385.0 million and $422.9 million during the nine months ended September 30, 2017 and 2016, respectively;

•	a net increase in due from related parties in the amount of $47.5 million and $49.9 million during the nine months ended September 30, 2017 and 2016, respectively;

•	a net (decrease) increase in due to related parties in the amount of $(12.8) million and $68.7 million during the nine months ended September 30, 2017 and 2016, respectively;

•	a net increase in accrued compensation and benefits in the amount of $91.9 million and $65.6 million during the nine months ended September 30, 2017 and 2016, respectively;

•	payments made towards the satisfaction of our contingent obligations of $23.6 million and $10.1 million during the nine months ended September 30, 2017 and 2016, respectively;

•	a net (decrease) increase in deferred revenue in the amount of $(17.3) million and $29.2 million during the nine months ended September 30, 2017 and 2016, respectively; and

•
a net increase in our profit sharing payable of $179.7 million and $168.7 million during the nine months ended September 30, 2017 and 2016, respectively, due to profit sharing expense of $344.5 million and $210.5 million during the nine months ended September 30, 2017 and 2016, respectively, offset by payments of $183.7 million and $40.1 million during the nine months ended September 30, 2017 and 2016, respectively.

Investing Activities
Our net cash used in investing activities was $(244.2) million and $(172.3) million during the nine months ended September 30, 2017 and 2016, respectively. These amounts were primarily driven by:

•	net cash contributions to our equity method investments of $35.9 million and $119.9 million during the nine months ended September 30, 2017 and 2016, respectively;

•	purchases of fixed assets of $5.9 million and $4.9 million during the nine months ended September 30, 2017 and 2016, respectively;

•	purchases of U.S. Treasury securities of $198.9 million the during the nine months ended September 30, 2017;

•	issuance of related party loans of $5.8 million offset by repayment of related party loans of $17.7 million during the nine months ended September 30, 2017; and

•	purchases of investments in the amount of $14.8 million and $44.5 million during the nine months ended September 30, 2017 and 2016, respectively.
Financing Activities
Our net cash used in financing activities was $(295.9) million and $(85.2) million during the nine months ended September 30, 2017 and 2016, respectively. These amounts were primarily driven by:

•	cash received, net of issuance costs, in connection with the issuance of Preferred shares of $264.4 million during the nine months ended September 30, 2017;

•	cash distributions paid to our Class A shareholders of $288.7 million and $172.1 million, during the nine months ended September 30, 2017 and 2016, respectively;

•
cash distributions paid to the Non-Controlling Interest holders in the Apollo Operating Group of $329.2 million and $194.4 million during the nine months ended September 30, 2017 and 2016, respectively;

•	cash contributions from Non-Controlling Interest holders in consolidated VIEs of $42.5 million and $12.9 million during the nine months ended September 30, 2017 and 2016, respectively;

•	cash used for purchases of Class A shares of $18.5 million and $13.0 million during the nine months ended September 30, 2017 and 2016, respectively;

•
net distributions related to tax liabilities associated with issuances of Class A shares in settlement of RSUs of $28.0 million and $35.3 million during the nine months ended September 30, 2017 and 2016, respectively;

•	issuance of debt of consolidated VIEs of $534.6 million offset by repayments of debt of consolidated VIEs of $442.6 million during the nine months ended September 30, 2017; and

•	issuance of debt of $532.7 million offset by repayments of debt of $200.0 million during the nine months ended September 30, 2016.

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
As of September 30, 2017, Fund VII’s and Fund VI’s remaining investments and escrow cash were valued at 99% and 97% of the fund’s unreturned capital, respectively, which was below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation.
On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with CalPERS. The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. As of September 30, 2017, the Company had reduced fees charged to CalPERS on the funds it manages by approximately $105.7 million.
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
In February 2016, Apollo adopted a plan to repurchase up to $250 million in the aggregate of its Class A shares, including up to $150 million in the aggregate of its outstanding Class A shares through a share repurchase program and up to $100 million through a reduction of Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the 2007 Equity Plan, which we refer to as net share settlement.  Under the share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. See note 12 to the condensed consolidated financial statements for further information regarding the Company’s share repurchase program and net share settlement during the three and nine months ended September 30, 2017 and 2016.
On March 11, 2016, it was announced that Apollo intended to embark on a program to purchase $50 million of AINV’s common stock, subject to certain regulatory approvals. Under the program, shares may be purchased from time to time in open market transactions and in accordance with applicable law. As of September 30, 2017, Apollo had purchased approximately 871 thousand shares, or approximately $4.9 million of AINV’s common stock.
On April 14, 2017, Apollo made an unfunded commitment to AGER, a strategic platform established to acquire or reinsure blocks of insurance business in the German and broader European life insurance market. The unfunded commitment of €125 million to purchase new Class B-1 equity interests in AGER during the commitment period may be reduced to the extent that certain employees, officers, directors and advisors of the Company, AGER, Apollo and/or their respective affiliates hereafter commit to purchase from AGER more than €25 million of new equity interests in AGER. Apollo further committed to purchase new Class C-1 equity interests in AGER on the closing date that represent a profits interest in AGER which, upon meeting certain vesting triggers, will be convertible by Apollo into additional Class B-1 equity interests in AGER. Apollo and Athene will be minority investors in AGER and long term strategic partners with aggregate voting powers of 35% and 10%, respectively. For more information regarding unfunded general partner commitments, see “—Contractual Obligations, Commitments and Contingencies”.
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
On November 1, 2017, the Company declared a cash distribution of $0.39 per Class A share, which will be paid on November 30, 2017 to holders of record on November 21, 2017. Also, the Company declared a cash distribution of $0.398438 per Preferred share, which will be paid on December 15, 2017 to holders of record on December 1, 2017.
Investment Management and Sub-Advisory Agreements - Athene Asset Management
Apollo, through its consolidated subsidiary, AAM, provides asset management services to Athene with respect to assets in the Athene North American Accounts, including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence, hedging and other asset management services and receives management fees for providing these services. In addition, the Company, through AAM, provides sub-advisory services with respect to a portion of the assets in the Athene North American Accounts. See note 13 to the condensed consolidated financial statements for more details regarding the fee rates of the investment management, sub-advisory and other fee arrangements with respect to the assets in the Athene North American Accounts.
Investment Advisory and Sub-Advisory Agreements - AAME
Apollo, through AAME, provides investment advisory services with respect to certain assets in the Athene European Accounts and sub-advises certain assets in the Athene European Accounts. See note 13 to the condensed consolidated financial statements for more details regarding the fee rates of the investment advisory, sub-advisory and other fee arrangements with respect to the assets in the Athene European Accounts.
Athene Non-Sub-Advised AUM and AGER Non-Sub-Advised AUM
The Company refers to the portion of the AUM in the Athene North American Accounts that is not Athene Sub-Advised AUM as “Athene Non-Sub-Advised” AUM.
AGER currently is the holding company of Athene’s German group companies. In addition, AGER has received subscriptions representing $2.6 billion from Athene and a number of global institutional investors for a capital raise conducted through a private placement. The closing of AGER is subject to regulatory approval. The Company refers to the portion of the AGER AUM that is not AGER Sub-Advised AUM as “AGER Non-Sub-Advised” AUM.

The following table presents the AUM for Athene and AGER as of September 30, 2017:

	As of September 30, 2017
	Sub-Advised AUM(2)	Non-Sub-Advised AUM	Total AUM
Athene	16,947	57,029	73,976
AGER(1)	1,149	6,747	7,896
Total	18,096	63,776	81,872

(1)
AUM relating to AGER includes $5.3 billion of AUM of Athene’s German group companies, for which AGER currently is the holding company, and $2.6 billion of AUM in connection with its capital raise. AUM related to Athene in the table above does not include AUM related to AGER.

(2)	Of the total $18.1 billion Athene Sub-Advised AUM and AGER Sub-Advised AUM as of September 30, 2017, $3.0 billion was Athene Assets Directly Invested.
Athene Holding Follow-on Offerings
In connection with the Athene Private Placement, Athene Holding amended its registration rights agreement to provide (i) investors who are party to such agreement, including AAA Investments, the potential opportunity for liquidity on their shares of Athene Holding through sales in registered public offerings over a 15 month period beginning on the date of Athene Holding’s initial public offering (the “Athene IPO”) and (ii) Athene Holding the right to cause certain investors who are party to the registration rights agreement to include in such offerings a certain percentage of their common shares of Athene Holding subject to the terms and conditions set forth in the agreement. However, pursuant to the registration rights agreement, any shares of Athene Holding held by Apollo (other than shares distributed to AAA in payment of carried interest to be sold for cash) will not be subject to such arrangements and instead will be subject to a lock-up period of two years following the effective date of the registration statement relating to the Athene IPO, but Athene Holding will not have the right to cause any shares owned by Apollo to be included in the Athene IPO or any follow-on offering. Apollo may elect to receive payment of carried interest in cash or in common shares of Athene Holding (valued at the fair market value); and if Apollo elects to receive payment of such carried interest in cash, then common shares of Athene Holding shall be distributed to Apollo and immediately sold by Apollo to pay for such carried interest in cash. On March 16, 2017 and May 22, 2017, AAA announced a conditional distribution of freely tradeable common shares of Athene Holding to its unitholders. The distribution was conditioned upon the pricing of an underwritten follow-on secondary offering of Class A common shares of Athene Holding. On March 28, 2017 and June 6, 2017, Athene Holding announced the base follow-on offering size of 27.5 million shares and 16.2 million shares of Athene Holding, respectively, at a price of $48.50 per share and $49.00 per share, respectively. The March and May offerings were subsequently increased to 31.6 million and 18.6 million shares of Athene Holding, respectively, after the underwriters’ exercise of a 15% over-allotment option.
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
Consolidation
The Company assesses all entities with which it is involved for consolidation on a case by case basis depending on the specific facts and circumstances surrounding each entity. Pursuant to the consolidation guidance, the Company first evaluates whether it holds a variable interest in an entity. Apollo factors in all economic interests including proportionate interests through related parties, to determine if such interests are to be considered a variable interest. As Apollo’s interest in many of these entities is solely through market rate fees and/or insignificant indirect interests through related parties, Apollo is generally not considered to have a variable interest in many of these entities under the guidance and no further consolidation analysis is performed. For entities where the Company has determined that it does hold a variable interest, the Company performs an assessment to determine whether each of those entities qualify as a VIE.
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
Fair Value Option. Apollo has elected the fair value option for the Company’s investment in Athene Holding, the assets and liabilities of certain of its consolidated VIEs (including CLOs), the Company’s U.S. Treasury securities with original maturities greater than three months when purchased and certain of the Company’s other investments. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. Apollo has applied the fair value option for certain corporate loans, other investments and debt obligations held by the consolidated VIEs that otherwise would not have been carried at fair value. See notes 3, 4, and 5 to the condensed consolidated financial statements for further disclosure on the investments in Athene Holding and financial instruments of the consolidated VIEs and other investments for which the fair value option has been elected.
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
We utilize the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting distributions on Plan Grant RSUs. The weighted average for the inputs utilized for the shares granted during the three and nine months ended September 30, 2017 and 2016 are presented in the table below for Plan Grants:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Distribution Yield(1)	6.0%	7.5%	6.1%	7.5%
Cost of Equity Capital Rate(2)	10.5%	9.3%	11.0%	9.4%

(1)
Calculated based on the historical distributions paid during the twelve months ended September 30, 2017 and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.

(2)
Assumes a discount rate that was equivalent to the opportunity cost of foregoing distributions on unvested Plan Grant RSUs as of the valuation date, based on the Capital Asset Pricing Model (“CAPM”). CAPM is a commonly used mathematical model for developing expected returns.

The following table summarizes the weighted average discounts for Plan Grants for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Plan Grants:
Discount for the lack of distributions until vested(1)	12.9%	8.2%	12.0%	10.1%

(1)	Based on the present value of a growing annuity calculation.
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

The inputs utilized in the Finnerty Model are (i) length of holding period, (ii) volatility and (iii) distribution yield. The weighted average for the inputs utilized for the shares granted during the three and nine months ended September 30, 2017 and 2016 are presented in the table below for Plan Grants and Bonus Grants:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Plan Grants:
Holding Period Restriction (in years)	0.6	0.7	0.6	0.7
Volatility(1)	23.4%	31.6%	22.1%	31.7%
Distribution Yield(2)	6.0%	7.5%	6.1%	7.5%
Bonus Grants:
Holding Period Restriction (in years)	0.2	0.2	0.2	0.2
Volatility(1)	23.0%	28.1%	22.6%	33.4%
Distribution Yield(2)	6.0%	7.5%	5.4%	7.5%

(1)	The Company determined the expected volatility based on the volatility of the Company’s Class A share price as of the grant date with consideration to comparable companies.

(2)
Calculated based on the historical distributions paid during the twelve months ended September 30, 2017 and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.

The following table summarizes the weighted average marketability discounts for Plan Grants and Bonus Grants for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Plan Grants:
Marketability discount for transfer restrictions(1)	4.0%	5.8%	3.5%	5.8%
Bonus Grants:
Marketability discount for transfer restrictions(1)	2.3%	3.0%	2.3%	3.4%

(1)	Based on the Finnerty Model calculation.
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

Contractual Obligations, Commitments and Contingencies
As of September 30, 2017, the Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2017	2018	2019	2020	2021	Thereafter	Total
	(in thousands)
Operating lease obligations	$9,266	$34,643	$33,702	$15,563	$6,055	$13,313	$112,542
Other long-term obligations(1)	8,291	12,413	3,525	1,956	1,956	1,611	29,752
2013 AMH Credit Facilities - Term Facility(2)	1,837	7,347	7,347	7,347	300,367	—	324,245
2013 AMH Credit Facilities - Revolver Facility(3)	156	625	625	625	8	—	2,039
2024 Senior Notes (4)	5,000	20,000	20,000	20,000	20,000	548,333	633,333
2026 Senior Notes (5)	5,500	22,000	22,000	22,000	22,000	596,983	690,483
2014 AMI Term Facility I	81	324	324	324	16,460	—	17,513
2014 AMI Term Facility II	80	320	320	320	320	18,397	19,757
2016 AMI Term Facility I	88	351	351	351	20,063	—	21,204
2016 AMI Term Facility II	78	313	313	313	15,787	—	16,804
Obligations as of September 30, 2017	$30,377	$98,336	$88,507	$68,799	$403,016	$1,178,637	$1,867,672

(1)
Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(2)
$300 million of the outstanding Term Facility matures in January 2021. The interest rate on the $300 million Term Facility as of September 30, 2017 was 2.45%. See note 9 of the condensed consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(3)
The commitment fee as of September 30, 2017 on the $500 million undrawn Revolver Facility was 0.125%. See note 9 of the condensed consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(4)
$500 million of the 2024 Senior Notes matures in May 2024. The interest rate on the 2024 Senior Notes as of September 30, 2017 was 4.00%. See note 9 of the condensed consolidated financial statements for further discussion of the 2024 Senior Notes.

(5)
$500 million of the 2026 Senior Notes matures in May 2026. The interest rate on the 2026 Senior Notes as of September 30, 2017 was 4.40%. See note 9 of the condensed consolidated financial statements for further discussion of the 2026 Senior Notes.

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
Commitments
Certain of our management companies and general partners are committed to contribute to the funds we manage and certain related parties. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our related parties, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its related parties, the percentage of total fund commitments of Apollo and its related parties, the commitment and remaining commitment amounts of Apollo only (excluding related parties), and the percentage of total fund commitments of Apollo only (excluding related parties) for each private equity, credit and real assets fund as of September 30, 2017 as follows ($ in millions):

Fund	Apollo and Related Party Commitments		% of Total Fund Commitments	Apollo Only (Excluding Related Party) Commitments	Apollo Only (Excluding Related Party) % of Total Fund Commitments	Apollo and Related Party Remaining Commitments	Apollo Only (Excluding Related Party) Remaining Commitments
Private Equity:
Fund IX(1)	$1,847.5		7.47%	$822.5	3.33%	$1,847.5	$822.5
Fund VIII	1,543.5		8.40	395.5	2.15	583.3	151.4
Fund VII	467.2		3.18	178.1	1.21	70.5	26.1
Fund VI	246.3		2.43	6.1	0.06	9.7	0.2
Fund V	100.0		2.67	0.5	0.01	6.2	—
Fund IV	100.0		2.78	0.2	0.01	0.5	—
AION	151.5		18.34	50.0	6.05	74.3	24.1
ANRP I	426.1		32.21	10.1	0.76	77.3	1.5
ANRP II	581.2		16.83	28.0	0.81	412.8	20.4
A.A. Mortgage Opportunities, L.P.	425.0		84.46	—	—	—	—
Apollo Rose, L.P.	299.1		100.00	—	—	99.0	—
Champ, L.P.	122.0		100.00	19.5	15.98	12.4	2.1
Apollo Royalties Management, LLC	108.6		100.00	—	—	—	—
Other Private Equity	140.6		Various	10.6	Various	36.1	1.7
Credit:
Apollo Credit Opportunity Fund III, L.P. (“COF III”)	358.1		10.45	83.1	2.43	95.0	22.6
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	30.5		1.93	23.4	1.48	—	—
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	449.2		30.26	29.7	2.00	237.1	4.2
Apollo European Principal Finance Fund III, L.P. (“EPF III”)(2)	528.5		12.37	94.7	2.22	528.5	94.7
Apollo European Principal Finance Fund II, L.P. (“EPF II”)(2)	412.2		11.80	63.8	1.83	101.7	19.3
Apollo European Principal Finance Fund, L.P. (“EPF I”)(2)	317.4		20.74	20.9	1.37	51.6	4.8
Financial Credit Investment III, L.P. (“FCI III”)	224.3		11.76	0.1	0.01	217.7	0.1
Financial Credit Investment II, L.P. (“FCI II”)	244.6		15.73	—	—	122.0	—
Financial Credit Investment I, L.P. (“FCI I”)	95.3		17.05	—	—	60.5	—
Apollo Structured Credit Recovery Master Fund III, L.P. (“SCRF III”)	230.2		18.59	3.6	0.29	121.3	1.9
MidCap	1,672.6		80.23	110.9	5.32	229.0	31.0
Apollo Moultrie Credit Fund, L.P.	400.0		100.00	—	—	160.0	—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	300.0		100.00	—	—	—	—
Apollo Asia Private Credit Fund, L.P. (“APC”)	158.5		69.06	0.1	0.04	—	—
Apollo Energy Opportunity Fund, L.P. (“AEOF”)	5.4		0.52	4.9	0.47	3.9	3.6
AGER(2)	177.2		6.90	147.7	5.75	177.2	147.7
Other Credit	507.8		Various	229.8	Various	282.9	104.5
Real Assets:
U.S. RE Fund II	400.4	(3)	46.44	4.7	0.55	216.2	2.6
U.S. RE Fund I	434.9	(3)	66.47	16.6	2.54	123.9	2.8
CPI Capital Partners North America, L.P.	7.6		1.27	2.1	0.35	0.6	0.2
CPI Capital Partners Europe, L.P.(2)	6.5		0.47	—	—	0.5	—
CPI Capital Partners Asia Pacific, L.P.	6.9		0.53	0.5	0.04	0.1	—
Asia RE Fund	455.9	(3)	77.47	8.4	1.42	344.0	6.3
Other Real Assets	79.4		Various	1.7	Various	11.5	0.3
Other:
Apollo SPN Investments I, L.P.	12.4		0.31	12.4	0.31	7.6	7.6
Total	$14,074.4			$2,380.2		$6,322.4	$1,504.2

(1)	Apollo Only (Excluding Related Party) Remaining Commitments related to Fund IX are subject to future syndication to Apollo employees.

(2)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.18 as of September 30, 2017.

(3)
Figures for U.S. RE Fund I include base, additional, and co-investment commitments. A co-investment vehicle within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.34 as of September 30, 2017. Figures for U.S. RE Fund II and Asia RE Fund include co-investment commitments.

On April 30, 2015, Apollo entered into the AAA Investments Credit Agreement (see note 13 for further disclosure regarding this facility). The 2013 AMH Credit Facilities, 2024 Senior Notes and 2026 Senior Notes will have future impacts on our cash uses. See note 9 of our condensed consolidated financial statements for information regarding the Company’s debt arrangements.
Contingent Obligation—Carried interest income with respect to private equity funds and certain credit and real assets funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. See note 14 to our condensed consolidated financial statements for a description of our contingent obligation.
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of September 30, 2017, there were no underwriting commitments outstanding related to such offerings.
As of September 30, 2017, one of the Company’s subsidiaries had unfunded contingent commitments of $29.8 million, to facilitate funding at closing by lead arrangers for syndicated term loans issued by portfolio companies of funds managed by Apollo. The commitments expired on November 2, 2017.

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
Interest Rate Risk—Interest rate risk represents exposure we and our funds have to instruments whose values vary with the change in interest rates. These instruments include, but are not limited to, loans, borrowings, investments in interest bearing securities and derivative instruments. We may seek to mitigate risks associated with the exposures by having our funds take offsetting positions in derivative contracts. Hedging instruments allow us to seek to mitigate risks by reducing the effect of movements in the level of interest rates, changes in the shape of the yield curve, as well as, changes in interest rate volatility. Hedging instruments used to mitigate these risks may include related derivatives such as options, futures and swaps.
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
Certain of our funds hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize our risk exposure by limiting the counterparties with which our funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. As of September 30, 2017, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.
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
ITEM 1A.    RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our 2016 Annual Report, which is accessible on the Securities and Exchange Commission's website at www.sec.gov. There have been no material changes to the risk factors for the three months ended September 30, 2017.
The risks described in our 2016 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES
On August 4, 2017 we issued 233,248 Class A shares, net of taxes to Apollo Management Holdings, L.P., a subsidiary of Apollo Global Management, LLC, in connection with issuances of shares to participants in the Company’s 2007 Equity Plan for an aggregate purchase price of $6.7 million, respectively. The issuance was exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our Class A shares made by us or on our behalf during the fiscal quarter ended September 30, 2017.

Period	Total Number of Class A Shares Purchased(1)	Average Price Paid per Share	Class A Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May be Purchased Under the Plan or Programs
July 1, 2017 through July 31, 2017	—	$—	—	$137,062,230
August 1, 2017 through August 31, 2017	381,715	29.35	233,248	130,216,401
September 1, 2017 through September 30, 2017	—	—	—	130,216,401
Total	381,715		233,248

(1)
During the fiscal quarter ended September 30, 2017, we repurchased 148,467 Class A shares at an average price paid per share of $29.35 in open-market transactions not pursuant to a publicly-announced repurchase plan or program. Such number of Class A shares was equal to the number of Class A restricted shares issued under the 2007 Equity Plan during the quarter.

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

10.36	Amended Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the period ended March 31, 2014 (File No. 001-35107)).

+10.37	Employment Agreement with Martin Kelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

*+10.38	Employment Agreement with John Suydam, dated July 19, 2017.

10.39
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

10.51
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

10.52
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

Exhibit Number	Exhibit Description

10.53
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

+10.54
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

+10.56
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

+10.62
Amended and Restated Agreement of Limited Partnership of Apollo Global Carry Pool Aggregator, L.P., dated May 4, 2017 and effective as of July 1, 2016 (incorporated by reference to Exhibit 10.61 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

+10.63
Form of Award Agreement for Apollo Global Carry Pool Aggregator, L.P. (incorporated by reference to Exhibit 10.62 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107))

Exhibit Number	Exhibit Description

+10.64	Form of Letter Agreement under the Amended and Restated Limited Partnership Agreement of Apollo ANRP Advisors II, L.P. dated March 2, 2017 and effective as of August 21, 2015.

+10.65	Form of Award Letter under the Amended and Restated Limited Partnership Agreement of Apollo ANRP Advisors II, L.P. dated March 2, 2017 and effective as of August 21, 2015.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Scheme Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

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

Apollo Global Management, LLC
(Registrant)

Date: November 3, 2017	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)