Form 10-K
period 2017-12-31
Apollo Global Management LLC
filed 2018-02-12
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017 OR

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

☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The aggregate market value of the Class A shares of the Registrant held by non-affiliates as of June 30, 2017 was approximately $5,059.1 million, which includes non-voting Class A shares with a value of approximately $462.9 million.
As of February 9, 2018 there were 201,536,994 Class A shares and 1 Class B share outstanding.

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
“Advisory” refers to certain assets advised by Apollo Asset Management Europe PC LLP, a wholly-owned subsidiary of Apollo Asset Management Europe LLP (collectively, “AAME”). The AAME entities are subsidiaries of Apollo. Until AAME receives full authorization by the U.K. Financial Conduct Authority (“FCA”), references to AAME in this report mean AAME and Apollo Management International LLP, an existing FCA authorized and regulated subsidiary of Apollo in the United Kingdom;
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
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on December 31, 2017 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, carried interest and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
“gross IRR” of a credit fund represents the annualized return of a fund based on the actual timing of all cumulative fund cash flows before management fees, carried interest income allocated to the general partner and certain other expenses. Calculations may include certain investors that do not pay fees. The terminal value is the net asset value as of the reporting date. Non-U.S. dollar denominated (“USD”) fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
“gross IRR” of a real assets fund represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on December 31, 2017 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, carried interest, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
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
“net IRR” of a private equity fund means the gross IRR applicable to a fund, including returns for related parties which may not pay fees or carried interest, net of management fees, certain expenses (including interest incurred or earned by the fund itself) and realized carried interest all offset to the extent of interest income, and measures returns at the fund level on amounts that, if distributed, would be paid to investors of the fund. To the extent that a fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner of such fund, thereby reducing the balance attributable to fund investors. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
“net IRR” of a credit fund represents the annualized return of a fund after management fees, carried interest income allocated to the general partner and certain other expenses, calculated on investors that pay such fees. The terminal value is the net asset value as of the reporting date. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
“net IRR” of a real assets fund represents the cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of December 31, 2017 or other date specified is paid to investors), excluding certain non-fee and non-carry bearing parties, and the return is annualized and compounded after management fees, carried interest, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
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
“permanent capital vehicles” refers to (a) assets that are owned by or related to Athene (“ATH”) or Athora Holding Ltd. (“Athora”), (b) assets that are owned by or related to MidCap FinCo Designated Activity Company (“MidCap”) and managed by Apollo, (c) assets of publicly traded vehicles managed by Apollo such as Apollo Investment Corporation (“AINV”), Apollo Commercial Real Estate Finance, Inc. (“ARI”), Apollo Tactical Income Fund Inc. (“AIF”), and Apollo Senior Floating Rate Fund Inc. (“AFT”), in each case that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law and (d) a non-traded business development company from which Apollo earns certain investment-related service fees. The investment management agreements of AINV, AIF and AFT have one year terms, are reviewed annually and remain in effect only if approved by the boards of directors of such companies or by the affirmative vote of the holders of a majority of the outstanding voting shares of such companies, including in either case, approval by a majority of the directors who are not “interested persons” as defined in the Investment Company Act of 1940. In addition, the investment management agreements of AINV, AIF and AFT may be terminated in certain circumstances upon 60 days’ written notice. The investment management agreement of ARI has a one year term and is reviewed annually by ARI’s board of directors and may be terminated under certain circumstances by an affirmative vote of at least two-thirds of ARI’s independent directors. The investment management or advisory arrangements between MidCap and Apollo, as well as between Athene and Apollo, may also be terminated under certain circumstances. The agreement pursuant to which Apollo earns certain investment-related service fees from a non-traded business development company may be terminated under certain limited circumstances;

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
“Unrealized Value” refers to the fair value consistent with valuations determined in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), for investments not yet realized and may include pay in kind, accrued interest and dividends receivable, if any, and before the effect of certain taxes.  In addition, amounts include committed and funded amounts for certain investments; and
“Vintage Year” refers to the year in which a fund’s final capital raise occurred, or, for certain funds, the year in which a fund’s investment period commences pursuant to its governing agreements.

PART I
ITEM 1.    BUSINESS
Overview
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in private equity, credit and real assets, with significant distressed investment expertise. We have a flexible mandate in many of the funds we manage which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. As of December 31, 2017, we had total AUM of $249 billion, including approximately $72 billion in private equity, $164 billion in credit and $12 billion in real assets. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through December 31, 2017.
Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 30 years and lead a team of 1,047 employees, including 384 investment professionals, as of December 31, 2017. This team possesses a broad range of transaction, financial, managerial and investment skills. We have offices in New York, Los Angeles, Houston, Chicago, Bethesda, Toronto, London, Frankfurt, Madrid, Luxembourg, Mumbai, Delhi, Singapore, Hong Kong and Shanghai. We operate our private equity, credit and real assets investment management businesses in a highly integrated manner, which we believe distinguishes us from other alternative investment managers. Our investment professionals frequently collaborate across disciplines. We believe that this collaboration, including market insight, management, banking and consultant contacts, and investment opportunities, enables the funds we manage to more successfully invest across a company’s capital structure. This platform and the depth and experience of our investment team have enabled us to deliver strong long-term investment performance for our funds throughout a range of economic cycles.
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

We have grown our total AUM at a 23% compound annual growth rate from December 31, 2005 to December 31, 2017. In addition, we benefit from mandates with long-term capital commitments in our private equity, credit and real assets businesses. Our long-lived capital base allows us to invest our funds' assets with a long-term focus, which is an important component in generating attractive returns for our fund investors. We believe the long-term capital we manage also leaves us well-positioned during economic downturns, when the fundraising environment for alternative assets has historically been more challenging than during periods of economic expansion. As of December 31, 2017, more than 90% of our AUM was in funds with a contractual life at inception of seven years or more, and 41% of our AUM was in permanent capital vehicles.
We expect our growth in AUM to continue over time by seeking to create value in our funds’ existing private equity, credit and real assets investments, continuing to deploy our funds’ available capital in what we believe are attractive investment opportunities, and raising new funds and investment vehicles as market opportunities present themselves. See “Item 1A. Risk Factors—Risks Related to Our Businesses—We may not be successful in raising new funds or in raising more capital for certain of our existing funds and may face pressure on incentive income and fee arrangements of our future funds.”
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
Our Businesses
We have three business segments: private equity, credit and real assets. The diagram below summarizes our current businesses:

Apollo Global Management, LLC(1)

Private Equity	Credit	Real Assets
• Distressed Buyouts, Debt and Other Investments • Corporate Carve-outs • Opportunistic Buyouts • Natural Resources	• Liquid/Performing • Drawdown • Permanent Capital Vehicles - MidCap, AINV, AFT, AIF • Athene & Athora • Athene & Athora Non-Sub-Advised • Advisory
•
      Opportunistic equity investing in real estate assets, portfolios, companies and platforms
•
      Commercial real estate debt investments including first mortgage and mezzanine loans and commercial mortgage backed securities

AUM: $72.4 billion(2)	AUM: $164.1 billion(2)(3)	AUM: $12.4 billion(2)(3)(4)

Strategic Investment Accounts Generally invests in or alongside certain Apollo funds and other Apollo-sponsored transactions

(1)	All data is as of December 31, 2017.

(2)	See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

(3)	Includes funds that are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.20 as of December 31, 2017.

(4)	Includes funds that are denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.35 as of December 31, 2017.

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
We seek to focus on investment opportunities where competition is limited or non-existent. We believe we are often sought out early in the investment process because of our industry expertise, sizable amounts of available long-term capital, willingness to pursue investments in complicated situations and ability to provide value-added advice to portfolio companies regarding operational improvements, acquisitions and strategic direction. We generally prefer sole sponsored transactions and since inception through December 31, 2017, approximately 70% of the investments made by our private equity funds have been proprietary in nature. We believe that by emphasizing our proprietary sources of deal flow, our private equity funds will be able to acquire businesses at more compelling valuations which will ultimately create a more attractive risk/reward proposition. As of December 31, 2017, our private equity segment had total and Fee-Generating AUM of approximately $72.4 billion and $29.8 billion, respectively.
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

Private Equity Fund Holdings
The following table presents a list of certain significant portfolio companies of our private equity funds as of December 31, 2017:

Company	Year of Initial Investment	Fund(s)	Buyout Type	Industry	Region
Apollo Education Group	2017	Fund VIII	Opportunistic Buyout	Consumer Services	Global
Chisholm Oil & Gas	2017	Fund VIII & ANRP II	Opportunistic Buyout	Natural Resources	North America
ClubCorp	2017	Fund VIII	Opportunistic Buyout	Media, Cable & Leisure	North America
Double Eagle Energy III	2017	Fund VIII & ANRP II	Opportunistic Buyout	Natural Resources	North America
Lumileds	2017	Fund VIII	Corporate Carve-Out	Manufacturing & Industrial	Global
West Corporation	2017	Fund VIII	Opportunistic Buyout	Media/Telecom/Technology	North America
Clix Capital Limited	2016	AION	Corporate Carve-Out	Financial Services	India
Constellis	2016	Fund VIII	Opportunistic Buyout	Business Services	North America
Diamond Resorts	2016	Fund VIII	Opportunistic Buyout	Leisure	North America
Maxim Crane Works	2016	Fund VIII	Opportunistic Buyout	Manufacturing & Industrial	North America
Nova KBM	2016	Fund VIII	Opportunistic Buyout	Financial Services	Central Europe
Outerwall	2016	Fund VIII	Opportunistic Buyout	Consumer Services	North America
Pegasus	2016	ANRP II	Opportunistic Buyout	Natural Resources	North America
Rackspace	2016	Fund VIII	Opportunistic Buyout	Media/Telecom/Technology	North America
The Fresh Market	2016	Fund VIII	Opportunistic Buyout	Consumer & Retail	North America
Vistra Energy	2016	Fund VII & ANRP II	Distressed Buyout	Natural Resources	North America
Warrior Met Coal	2016	Fund VIII & ANRP I	Distressed Buyout	Natural Resources	North America
ADT	2015	Fund VIII	Opportunistic Buyout	Consumer Services	North America
American Petroleum Partners	2015	Fund VIII & ANRP II	Opportunistic Buyout	Natural Resources	North America
Amissima	2015	Fund VIII	Corporate Carve-Out	Financial Services	Western Europe
Presidio	2015	Fund VIII	Opportunistic Buyout	Business Services	North America
RegionalCare	2015	Fund VIII	Opportunistic Buyout	Consumer Services	North America
Tranquilidade	2015	Fund VIII	Corporate Carve-Out	Financial Services	Western Europe
Vectra	2015	Fund VIII	Corporate Carve-Out	Chemicals	North America
Ventia	2015	Fund VIII	Corporate Carve-Out	Business Services	Australia
Verallia	2015	Fund VIII	Corporate Carve-Out	Manufacturing & Industrial	Western Europe
Caelus Energy Alaska	2014	Fund VIII & ANRP I	Corporate Carve-Out	Natural Resources	North America
CEC Entertainment	2014	Fund VIII	Opportunistic Buyout	Leisure	North America
Double Eagle Energy II	2014	ANRP I & ANRP II	Opportunistic Buyout	Natural Resources	North America
Express Energy	2014	Fund VIII & ANRP I	Opportunistic Buyout	Natural Resources	North America
Jupiter Resources	2014	Fund VIII & ANRP I	Corporate Carve-Out	Natural Resources	North America
AGS (f/k/a American Gaming Systems)	2013	Fund VIII	Opportunistic Buyout	Leisure	North America
Apex Energy	2013	ANRP I	Opportunistic Buyout	Natural Resources	North America
Aurum	2013	Fund VII	Opportunistic Buyout	Consumer & Retail	Western Europe
McGraw Hill Education	2013	Fund VII	Corporate Carve-Out	Consumer Services	North America
Exela (f/k/a Novitex)	2013	Fund VII	Corporate Carve-Out	Business Services	North America
EP Energy	2012	Fund VII & ANRP I	Corporate Carve-Out	Natural Resources	North America
Pinnacle	2012	Fund VII & ANRP I	Opportunistic Buyout	Natural Resources	North America
Talos Energy	2012	Fund VII & ANRP I	Opportunistic Buyout	Natural Resources	North America

Endemol Shine Group	2011	Fund VII	Distressed Buyout	Media/Telecom/Technology	Global
Welspun Group	2011	Fund VII & ANRP I	Opportunistic Buyout	Natural Resources	India
Caesars Entertainment	2008	Fund VI	Opportunistic Buyout	Leisure	North America
Norwegian Cruise Lines	2008	Fund VI & Fund VII	Opportunistic Buyout	Leisure	North America
Claire's Stores	2007	Fund VI	Opportunistic Buyout	Consumer & Retail	Global
Momentive Performance Materials	2006	Fund VI	Corporate Carve-Out	Chemicals	North America
Debt Investment Vehicles	Various	Various	Debt Investment	Various	Various

Note:
The table above includes portfolio companies of Fund VI, Fund VII, Fund VIII, ANRP I, ANRP II and AION with a remaining value greater than $100 million, excluding the value associated with any portion of such private equity funds' portfolio company investments held by co-investment vehicles.

Credit
Since Apollo’s founding in 1990, we believe our expertise in credit has served as an integral component of our company’s growth and success. Our credit-oriented approach to investing commenced in 1990 with the management of a high-yield bond and leveraged loan portfolio. Since that time, our credit activities have grown significantly, through both organic growth and strategic acquisitions. As of December 31, 2017, Apollo’s credit segment had total AUM and Fee-Generating AUM of $164.1 billion and $130.2 billion, respectively, across a diverse range of credit-oriented investments that utilize the same disciplined, value-oriented investment philosophy that we employ with respect to our private equity funds. Apollo’s broad credit platform, which we believe is adaptable to evolving market conditions and different risk tolerances, is categorized as follows:
Credit AUM as of December 31, 2017
(in billions)
Liquid/Performing
Our liquid/performing category within the credit segment generally includes funds and accounts where the underlying assets are liquid in nature and/or have some form of periodic redemption right. Liquid/performing includes a variety of hedge funds, CLOs and SIAs that utilize a range of investment strategies including performing credit, structured credit, and liquid opportunistic credit. Performing credit strategies focus on income-oriented, senior loan and bond investment strategies that target issuers primarily domiciled in the U.S. and in Europe. Structured credit strategies target multiple tranches of structured securities with favorable and protective lending terms, predictable payment schedules, well diversified portfolios and low default rates. Liquid opportunistic strategies primarily focus on credit investments that are generally liquid in nature and that utilize a similar value-oriented investment philosophy as our private equity business. This includes investments by our credit funds in a broad array of primary and secondary opportunities encompassing stressed and distressed public and private securities primarily within corporate credit, including senior loans (secured and unsecured), high yield, mezzanine, derivative securities, debtor in possession financings, rescue or bridge financings, and other debt investments. In aggregate, our AUM and Fee-Generating AUM within the liquid/performing category totaled $43.3 billion and $36.9 billion, respectively, as of December 31, 2017.

Hedge Funds
Hedge Funds primarily includes Apollo Credit Strategies Master Fund Ltd. and Apollo Credit Master Fund Ltd. Collectively, our hedge fund AUM and Fee-Generating AUM totaled $6.6 billion and $3.1 billion, respectively, as of December 31, 2017. Our hedge funds may utilize a mix of the investment strategies outlined above. Investments in these funds may be made on a long or short basis and employ leverage to finance the acquisition of various credit investments. Accordingly, the difference between AUM and Fee-Generating AUM for hedge funds is driven by non-fee paying leverage.
CLOs
In aggregate, our AUM and Fee-Generating AUM in CLOs totaled $12.2 billion and $10.9 billion, respectively, as of December 31, 2017. Through their lifecycle, CLOs employ structured credit and performing credit strategies with the goal of providing investors with competitive yields achieved through highly diversified pools of historically low defaulting assets.
SIAs / Other
SIAs / Other includes a diverse group of separately managed accounts and certain commitment-based funds where the underlying assets are liquid and generally employ a mix of performing credit, structured credit, and liquid opportunistic credit investment strategies. In aggregate, our AUM and Fee-Generating in SIAs and other accounts totaled $24.4 billion and $22.8 billion as of December 31, 2017, respectively. The managed accounts comprising the majority of AUM and Fee-Generating AUM within this subcategory are customized according to an investor’s specified risk and target return preferences.
Drawdown
Our drawdown category within the credit segment generally includes commitment-based funds and certain SIAs in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available. Drawdown comprises our fund series’ including Credit Opportunity Funds, European Principal Finance Funds, and Structured Credit Funds, including Financial Credit Investment Funds and Structured Credit Recovery Funds, as well as other commitment-based funds not included within a series of funds and certain SIAs. Drawdown funds and SIAs utilize a range of investment strategies including illiquid opportunistic, principal finance, and structured credit strategies. In aggregate, our AUM and Fee-Generating AUM within the drawdown category totaled $28.5 billion and $16.8 billion, respectively, as of December 31, 2017.
Credit Opportunity Funds
The Credit Opportunity Fund (“COF”) series primarily employs our illiquid opportunistic investment strategy, which focuses on credit investments that are less liquid in nature and that utilize a similar value-oriented investment philosophy as our private equity business. This includes investments in a broad array of primary and secondary opportunities encompassing stressed and distressed public and private securities primarily within corporate credit, including senior loans (secured and unsecured), high yield, mezzanine, debtor in possession financings, rescue or bridge financings, and other debt investments. Additionally, for certain illiquid opportunistic investments our underwriting process may result in selective and at times concentrated investments by the funds in the various industries on which we focus. In certain cases, leverage can be employed in connection with this strategy by having fund subsidiaries or special-purpose vehicles incur debt or by entering into credit facilities or other debt transactions to finance the acquisition of various credit investments. Our AUM and Fee-Generating AUM within the Credit Opportunity Funds totaled $3.4 billion and $2.1 billion, respectively, as of December 31, 2017.
European Principal Finance Funds
The European Principal Finance Fund (“EPF”) series primarily employs our principal finance investment strategy, which is utilized to invest in European commercial and residential real estate, performing loans, non-performing loans, and unsecured consumer loans, as well as acquiring assets as a result of distressed market situations. Our EPF series recently expanded as we held a final closing for our third European Principal Finance Fund during the year ended December 31, 2017. Certain of the EPF investment vehicles we manage own captive pan-European financial institutions, loan servicing and property management platforms. These entities perform banking and lending activities and manage and service consumer credit receivables and loans secured by commercial and residential properties. In aggregate, these financial institutions, loan servicing, and property management platforms operate in five European countries and employed approximately 1,600 individuals as of December 31, 2017. We believe the post-investment loan servicing and real estate asset management requirements, combined with the illiquid nature of these investments, limits participation by traditional long-only investors, hedge funds, and private equity funds, resulting in what we believe to be an opportunity for our credit business. Our AUM and Fee-Generating AUM within the European Principal Finance Funds totaled $8.2 billion and $6.6 billion, respectively, as of December 31, 2017.

Structured Credit Funds - FCI and SCRF
Our Structured Credit Funds include the Financial Credit Investment Fund series (“FCI”) and the Structured Credit Recovery Fund series (“SCRF”). Collectively, the Structured Credit Funds employ our structured credit investing strategy, which targets multiple tranches of less liquid structured securities with favorable and protective lending terms, predictable payment schedules, well-diversified portfolios and low default rates. Our AUM and Fee-Generating AUM within Structured Credit Funds totaled $7.5 billion and $4.1 billion, respectively, as of December 31, 2017.
Permanent Capital Vehicles - Credit
Our permanent capital vehicles category within the credit segment generally includes pools of assets which are not subject to redemption and are generally associated with long term asset management or advisory contracts. This category is comprised of (a) Athene assets managed or advised by Apollo; (b) Athora assets managed or advised by Apollo; (c) assets that are owned by or related to MidCap and managed by Apollo; (d) assets of certain publicly traded vehicles managed by Apollo such as AINV, AIF, and AFT and (e) a non-traded business development company from which Apollo earns certain investment-related service fees. The permanent capital vehicles within credit utilize a range of investment strategies including performing credit and structured credit as described previously, as well as directly originated credit. Direct origination generally relates to the sourcing of senior credit assets, both secured and unsecured, including asset-backed loans, leveraged loans, mezzanine debt, real estate loans, re-discount loans and venture loans. Directly originated credit is primarily employed by Midcap, AINV, and a non-traded business development company from which Apollo earns certain investment-related service fees. In aggregate, our AUM and Fee-Generating AUM within our credit permanent capital vehicles totaled $98.2 billion and $94.9 billion, respectively, as of December 31, 2017.
Permanent Capital Vehicles - MidCap, AINV, AFT, AIF
The AUM and Fee-Generating AUM we managed within MidCap, AINV, AFT and AIF totaled $13.4 billion and $12.6 billion, respectively, as of December 31, 2017.
MidCap is a middle market-focused specialty finance firm that provides senior debt solutions to companies across all industries. Our AUM and Fee-Generating AUM within MidCap totaled $8.1 billion and $7.9 billion, respectively, as of December 31, 2017.
Athene
Athene Holding was founded in 2009 to capitalize on favorable market conditions in the dislocated life insurance sector. Athene Holding, through its subsidiaries, is a leading retirement services company that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. The products and services offered by Athene include fixed and fixed indexed annuity products, reinsurance services offered to third-party annuity providers and institutional products, such as funding agreements. Athene Holding is a registrant under the Exchange Act and is currently listed on the New York Stock Exchange (NYSE) under the symbol “ATH”.
The Company, through its consolidated subsidiary AAM provides asset management and advisory services to Athene, including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence hedging and other asset management services. Additionally, the Company, through AAM, provides sub-advisory services with respect to a portion of the assets that it manages in accounts owned by Athene in the U.S. and Bermuda or in accounts supporting reinsurance ceded to U.S. and Bermuda subsidiaries of Athene Holding by third-party insurers (collectively, the “Athene North American Accounts”). As of December 31, 2017, Apollo managed or advised $76.9 billion of AUM, all of which was Fee-Generating AUM, in accounts owned by or related to Athene (the “Athene Accounts”). See note 15 to our consolidated financial statements for details regarding the fee arrangements between the Company and Athene.
On December 21, 2017, an investor group led by Apollo and certain other investors entered into an agreement (the “Venerable Transaction”) to acquire Voya Financial, Inc.’s (“Voya”) Closed Block Variable Annuity business (the “CBVA Business”). The investment will be made through an investment company into a newly formed standalone entity (“Venerable Holdings, Inc.” or “Venerable”) which will hold the underlying CBVA Business. The proposed transaction, which is expected to close in the third quarter of 2018, is subject to regulatory approvals and other customary closing conditions. Each of the investors will acquire minority positions in Venerable. In connection with the Venerable transaction, Athene Holding Ltd. has signed a definitive agreement to reinsure approximately $19 billion of Voya’s fixed annuities, for which Athene Asset Management will provide asset management services. In addition, Athene will be Venerable’s strategic partner for fixed annuity blocks as opportunities arise going forward.

Athene Non-Sub-Advised Assets
This category includes the Athene assets which are managed by Apollo but not sub-advised by Apollo nor invested in Apollo funds or investment vehicles. We refer to these assets collectively as “Athene Non-Sub-Advised Assets”. Our AUM within the Athene Non-Sub-Advised category totaled $59.7 billion as of December 31, 2017, all of which was Fee-Generating AUM.
Athora
The Company, through its consolidated subsidiary, AAME, provides investment advisory services to Athora with respect to its German group companies. Such German group companies are subsidiaries of Athora, a strategic platform established to acquire or reinsure blocks of insurance business in the German and broader European life insurance market. As of December 31, 2017, Apollo, through its subsidiaries, managed or advised $7.9 billion of AUM and $5.4 billion of Fee-Generating AUM in accounts owned by or related to Athora. See note 15 to our consolidated financial statements for details regarding the fee arrangements between the Company and Athora.
Athora Non-Sub-Advised Assets
This category includes the Athora assets which are managed by Apollo but not sub-advised by Apollo nor invested in Apollo funds or investment vehicles. We refer to these assets collectively as “Athora Non-Sub-Advised Assets”. Our AUM within the Athora Non-Sub-Advised category totaled $6.7 billion as of December 31, 2017, of which $4.2 billion was Fee-Generating AUM.
Advisory
Advisory refers to certain assets advised by AAME. AAME is a subsidiary of Apollo which provides asset allocation and risk management advisory services principally to certain of the insurance and bank institutions acquired by Apollo managed funds on either a cost reimbursement basis. Advisory excludes $7.9 billion of Athora AUM for which AAME provides investment advisory services. Our AUM as of December 31, 2017 within the Advisory category totaled $12.5 billion.
Real Assets
Our real assets group has a dedicated team of multi-disciplinary real estate professionals whose investment activities are integrated and coordinated with our private equity and credit business segments. We take a broad view of markets and property types in targeting debt and equity investment opportunities, including the acquisition and recapitalization of real estate portfolios, platforms and operating companies and distressed for control situations. As of December 31, 2017, our real assets business had total and fee generating AUM of approximately $12.4 billion and $9.0 billion, respectively, through a combination of investment funds, SIAs and a publicly-traded commercial mortgage real estate investment trust managed by Apollo (Apollo Commercial Real Estate Finance, Inc., traded on the New York Stock Exchange under the symbol “ARI”).
Real Assets AUM as of December 31, 2017
(in billions)

With respect to our real assets funds' equity investments, we take a value-oriented approach and our funds will invest in assets located in primary, secondary and tertiary markets across the United States and Asia. The U.S. real estate equity funds we manage pursue opportunistic investments in various real estate asset classes, which historically have included hospitality, office, industrial, retail, healthcare, residential and non-performing loans. The Asia real estate equity funds we manage have a primary focus on investing in China, India and Southeast Asia, while executing Apollo’s strategy of opportunistic value investing in real estate related assets, portfolios, companies, operating platforms, and structured finance. Our real estate equity funds under management currently include (i) AGRE U.S. Real Estate Fund, L.P. (“U.S. RE Fund I”) and Apollo U.S. Real Estate Fund II, L.P. (“U.S. RE Fund II”), our U.S. focused opportunistic funds, and their related co-investment vehicles, (ii) Apollo Asia Real Estate Fund, L.P. (“Asia RE Fund”), our Asia-focused opportunistic fund, and its related co-investment vehicles and (iii) our legacy Citi Property Investors (“CPI”) business, the real estate investment management business we acquired from Citigroup in November 2010.
With respect to our real estate debt activities, our real assets funds and accounts offer financing across a broad spectrum of property types and at various points within a property’s capital structure, including first mortgage and mezzanine financing and preferred equity. In addition to ARI, we also manage strategic accounts focused on investing in commercial mortgage-backed securities and other commercial real estate loans.
Strategic Investment Accounts
We manage several SIAs established to facilitate investments by third-party investors directly in Apollo funds and other securities. Institutional investors are expressing increasing levels of interest in SIAs since these accounts can provide investors with greater levels of transparency, liquidity and control over their investments as compared to more traditional investment funds. Based on the trends we are currently witnessing among a select group of large institutional investors, we expect our AUM that is managed through SIAs to continue to grow over time. As of December 31, 2017, approximately $21 billion of our total AUM was managed through SIAs.
Fundraising and Investor Relations
We believe our performance track record across our funds and our focus on client service have resulted in strong relationships with our fund investors. Our fund investors include many of the world’s most prominent pension and sovereign wealth funds, university endowments and financial institutions, as well as individuals. We maintain an internal team dedicated to investor relations across our private equity, credit and real assets businesses.
In our private equity business, fundraising activities for new funds begin once the investor capital commitments for the current fund are largely invested or committed to be invested. The investor base of our private equity funds includes both investors from prior funds and new investors. In many instances, investors in our private equity funds have increased their commitments to subsequent funds as our private equity funds have increased in size. During the fundraising effort for Fund IX, investors representing over 85% of Fund VIII’s third party capital committed to Fund IX. The single largest unaffiliated investor in Fund IX represents 4% of Fund IX’s total fund size. In addition, many of our investment professionals commit their own capital to each private equity fund.
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
In our real assets business, we have raised capital from prominent institutional investors and we have also raised capital from public market investors, as in the case of ARI. ARI is currently listed on the NYSE under the symbol “ARI.”
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
Credit and Real Assets Investment Process
Our credit and real assets investment professionals are responsible for selecting, evaluating, structuring, due diligence, negotiating, executing, monitoring and exiting investments for our credit funds and real assets funds, respectively. The investment professionals perform significant research into and due diligence of each prospective investment, and prepare analyses of recommended investments for the investment committee of the relevant fund.
Investment decisions are scrutinized by the investment committees where applicable, who review potential transactions, provide input regarding the scope of due diligence and approve recommended investments and dispositions. Close attention is given to how well a proposed investment is aligned with the distinct investment objectives of the fund in question, which in many cases have specific geographic or other focuses. The investment committee of each of our credit funds and real assets funds generally is provided with a summary of the investment activity and performance of the relevant funds on at least a monthly basis.
Overview of Fund Operations
Investors in our private equity funds and certain of our credit and real assets funds make commitments to provide capital at the outset of a fund and deliver capital when called by us as investment opportunities become available. We determine the amount of initial capital commitments for such funds by taking into account current market opportunities and conditions, as well as investor expectations. The general partner’s capital commitment is determined through negotiation with the fund’s underlying investor base. The commitments are generally available for approximately six years during what we call the investment period. We have typically invested the capital committed to such funds over a three to four year period. Generally, as each investment is realized, these funds first return the capital and expenses related to that investment and any previously realized investments to fund investors and then distribute any profits. These profits are typically shared 80% to the investors in our private equity funds and 20% to us so long as the investors receive at least an 8% compounded annual return on their investment, which we refer to as a “preferred return” or “hurdle.” Allocation of profits between fund investors and us, as well as the amount of the preferred return, among other provisions, varies for our real estate equity and many of our credit funds. Our private equity funds typically terminate ten years after the final closing, subject to the potential for two one-year extensions. Dissolution of those funds can be accelerated upon a majority vote of investors not affiliated with us and, in any case, all of our funds also may be terminated upon the occurrence of certain other events. Ownership interests in our private equity funds and certain of our credit and real assets funds are not, however, subject to redemption prior to termination of the funds.
The processes by which our credit and real assets funds receive and invest capital vary by type of fund. As noted above, certain of our credit and real assets funds have drawdown structures where investors made a commitment to provide capital at the formation of such funds and deliver capital when called by us as investment opportunities become available. In addition, we have several permanent capital vehicles with unlimited duration. Each of these publicly traded vehicles raises capital by selling shares in the public markets and these vehicles can also issue debt. We also have several credit funds which continuously offer and sell shares or limited partner interests via private placements through monthly subscriptions, which are payable in full upon a fund’s acceptance of an investor’s subscription. These hedge fund style credit funds have customary redemption rights (in many cases subject to the expiration of an initial lock-up period), and are generally structured as limited partnerships, the terms of which are determined through negotiation with the funds' underlying investor base. Management fees and incentive fees (whether in the form of carried interest income or incentive allocation) that we earn for management of these credit funds and from their performance as well as the terms governing their operation vary across our credit funds.
We conduct the management of our private equity, credit and real assets funds primarily through a partnership structure, in which partnerships organized by us accept commitments and/or funds for investment from investors. Funds are generally organized as limited partnerships with respect to private equity funds and other U.S. domiciled vehicles and limited partnership and limited liability (and other similar) companies with respect to non-U.S. domiciled vehicles. Typically, each fund has an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). Responsibility for the day-to-day operations of the funds is typically delegated to the funds’ respective investment managers pursuant to an investment management (or similar) agreement. Generally, the material terms of our investment management agreements relate to the scope of services to be rendered by the investment manager to the applicable funds, certain rights of termination in respect of our investment management agreements and, generally, with respect to certain of our credit and real assets funds (as these matters are covered in the limited partnership agreements of the private equity funds), the calculation of management fees to be borne by investors in such funds, as well as the calculation of the manner and extent to which other fees received by the investment manager from fund portfolio companies serve to offset or reduce the management fees payable by investors in our funds. The funds themselves generally do not register as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”), generally in reliance on Section 3(c)(7) or Section 7(d) thereof or, typically in the case of funds formed prior to 1997, Section 3(c)(1) thereof. Section 3(c)(7) of the Investment Company Act excepts from its registration requirements funds privately placed in the United States whose securities are owned exclusively by persons who, at the time of acquisition of such securities, are “qualified purchasers” or “knowledgeable employees” for purposes of the Investment Company Act. Section 3(c)(1) of the Investment Company Act exempts from its registration requirements privately placed funds whose securities are beneficially owned by not more than 100 persons. In addition, under current interpretations of the SEC, Section 7(d) of the Investment Company Act exempts from registration any non-U.S. fund all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers.
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
In addition, the governing agreements of our private equity funds and certain of our credit and real assets funds enable the limited partners holding a specified percentage of the interests entitled to vote, to elect not to continue the limited partners’ capital commitments for new portfolio investments in the event certain of our Managing Partners do not devote the requisite time to managing the fund or in connection with certain triggering events (as defined in the applicable governing agreements). In addition to having a significant, immeasurable negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damage to us. The loss of the services of any of our Managing Partners would have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our Managing Partners.
Fees and Carried Interest
Our revenues and other income consist principally of (i) management fees, which may be based upon a percentage of the committed or invested capital, adjusted assets, gross invested capital, fund net asset value, stockholders' equity or the capital accounts of the limited partners of the funds, and may be subject to offset as discussed in note 2 to the consolidated financial statements, (ii) advisory and transaction fees, net relating to certain actual and potential private equity, credit and real assets investments as more fully discussed in note 2 to the consolidated financial statements, (iii) income based on the performance of our funds, which consists of allocations, distributions or fees from our private equity, credit and real assets funds, and (iv) investment income from our investments as general partner and other direct investments primarily in the form of net gains from investment activities as well as interest and dividend income.
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
Certain of our management companies, general partners and co-invest vehicles are committed to contribute to our funds and affiliates. As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of December 31, 2017 of $1.7 billion.
Managing Partners and Other Professionals Investments
To further align our interests with those of investors in our funds, our Managing Partners and other professionals have invested their own capital in our funds. Our Managing Partners and other professionals will either re-invest their carried interest to fund these investments or use cash on hand or funds borrowed from third parties. We generally have not historically charged management fees or carried interest on capital invested by our Managing Partners and other professionals directly in our private equity, credit, and real assets funds.
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
United States Insurance Regulation. We are subject to insurance holding company system laws and regulations in the states of domicile of certain insurance companies for which we are (or, with respect to certain pending transactions, will be) deemed to be a control person for purposes of such laws. Specifically, under state insurance laws, we are deemed to be the ultimate parent of Athene Holding’s insurance company subsidiaries, which are domiciled in Delaware, Iowa and New York. In addition, upon the closing of Apollo’s proposed indirect acquisition of an investment in Catalina Holdings (Bermuda) Ltd. (“Catalina”), which closing is subject to customary regulatory conditions (among others) and is expected to occur in the second or third quarter of 2018, Apollo will be also considered the ultimate parent of certain insurance companies domiciled in California, Colorado, Connecticut, the District of Columbia and New York. Upon the closing of Apollo’s proposed acquisition of an investment in Voya Financial, Inc.’s Closed Block Variable Annuity business, which closing is subject to regulatory approvals and other customary closing conditions and is expected to occur in the third quarter of 2018, Apollo will be considered an ultimate parent of an insurance company domiciled in Iowa. Upon the closing of Apollo’s proposed acquisition of certain shares of common stock of OneMain Holdings, Inc., which closing is subject to regulatory approvals and other customary closing conditions and is expected to occur in the second quarter of 2018, Apollo will be considered an ultimate parent of insurance companies domiciled in Indiana and Texas.

Each of California, Colorado, Connecticut, Delaware, the District of Columbia, Indiana, Iowa, New York and Texas is a “Domiciliary State”.
The insurance holding company system laws and regulations in the Domiciliary States generally require each insurance company subsidiary to register with the insurance department in its state of domicile and to furnish financial and other information about the operations of companies within its holding company system. These regulations also impose restrictions and limitations on the ability of an insurance company subsidiary to pay dividends and make other distributions to its parent company. In addition, transactions between an insurance company and other companies within its holding company system, including sales, loans, investments, reinsurance agreements, management agreements and service agreements, must be on terms that are fair and reasonable and, if material or within a specified category, require prior notice and approval or non-disapproval by the applicable domiciliary insurance department.
The insurance laws of each of the Domiciliary States prohibit any person from acquiring direct or indirect control of a domestic insurance company or its parent company unless that person has filed a notification with specified information with that state’s Commissioner or Superintendent of Insurance (the “Commissioner”) and has obtained the Commissioner’s prior approval. Under applicable statutes in each of the Domiciliary States, the acquisition of 10% or more of the voting securities of an insurance company or its parent company is presumptively considered an acquisition of control of the insurance company, although such presumption may be rebutted. Accordingly, subject to the Apollo control condition (as defined below), any person or entity that acquires, directly or indirectly, 10% or more of the voting securities of Apollo without the requisite prior approvals will be in violation of these laws and may be subject to injunctive action requiring the disposition or seizure of those securities or prohibiting the voting of those securities, or to other actions that may be taken by the applicable state insurance regulators.
The New York State Department of Financial Services (the “NYSDFS”) adopted an amendment to its holding company system regulations which requires prospective acquirers of New York domiciled insurers to provide greater disclosure with respect to intended changes to the business operations of the insurer, and which expressly authorizes the NYSDFS to impose additional conditions on such an acquisition and limit changes that the acquirer may make to the insurer’s business operations for a specified period of time following the acquisition without the NYSDFS’ prior approval. In particular, the amendment provides the NYSDFS with the specific authority to require acquirers of New York domiciled life insurers to post assets in a trust account for the benefit of the target company’s policyholders. In making such determination, the NYSDFS may consider whether the acquirer is, or is controlled by or under common control with, an investment manager such as Apollo. The National Association of Insurance Commissioners (the “NAIC”) has published the Financial Analysis Handbook specific narrative guidance for state insurance examiners to consider in reviewing applications for an acquisition of an insurer by a private equity firm.
In addition, many U.S. state insurance laws require prior notification to state insurance departments of an acquisition of control of a non-domiciliary insurance company doing business in that state if the acquisition would result in specified levels of market concentration. While these pre-acquisition notification statutes do not authorize the state insurance departments to disapprove the acquisition of control, they authorize regulatory action in the affected state, including requiring the insurance company to cease and desist from doing certain types of business in the affected state or denying a license to do business in the affected state, if particular conditions exist, such as substantially lessening competition in any line of business in such state. Any transactions that would constitute an acquisition of control of Apollo may require prior notification in those states that have adopted pre-acquisition notification laws. These laws may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of control of Apollo (in particular through an unsolicited transaction), even if Apollo might consider such transaction to be desirable for its shareholders.
Currently, there are proposals to increase the scope of regulation of insurance holding companies in both the United States and internationally. The NAIC has adopted amendments to the Holding Company Model Act that introduced the concept of “enterprise risk” within an insurance holding company system and imposed more extensive informational reporting regarding parents and other affiliates of insurance companies, with the purpose of protecting domestic insurers from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to domestic insurers. Changes to existing NAIC model laws or regulations must be adopted by individual states or foreign jurisdictions before they will become effective. To date, each of the Domiciliary States has enacted laws to adopt such amendments.
Internationally, the International Association of Insurance Supervisors (the “IAIS”) is in the process of adopting a framework for the “group wide” supervision of internationally active insurance groups, including the development of a risk-based global insurance capital standard (“ICS”). The current version of the ICS is in the extended field testing stage. When field testing is completed in 2019, the ICS will be implemented in the following two phases: In the first phase, which will last for five years and which is referred to as the “monitoring period,” the ICS will be used for confidential reporting to group-wide supervisors and discussion in supervisory colleges, and the ICS will not be used as a prescribed capital requirement. After the monitoring period, the ICS will be implemented as a group-wide prescribed capital standard. In addition, in the United States, the NAIC and the

Federal Reserve Board are developing an aggregation method to a group capital calculation. In the United States, the NAIC has also promulgated additional amendments to its insurance holding company system model law that address “group wide” supervision of internationally active insurance groups. To date, each of the Domiciliary States (except for Colorado, the District of Columbia and New York) has adopted a form of these provisions. We cannot predict with any degree of certainty the additional capital requirements, compliance costs or other burdens these requirements may impose on us and our insurance company affiliates.
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
Although the federal government does not directly regulate the insurance business, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation, can significantly affect the insurance business. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) established the Federal Insurance Office (the “FIO”) within the U.S. Department of the Treasury headed by a Director appointed by the Treasury Secretary. While currently not having a general supervisory or regulatory authority over the business of insurance, the Director of the FIO performs various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Council (“FSOC”) and making recommendations to the FSOC regarding non-bank financial companies to be designated as systemically important financial institutions (“SIFIs”). The Director of the FIO has also submitted reports to the U.S. Congress on (i) modernization of U.S. insurance regulation (provided in December 2013) and (ii) the U.S. and global reinsurance market (provided in November 2013 and January 2015, respectively). Such reports could ultimately lead to changes in the regulation of insurers and reinsurers in the U.S.
In addition, the Dodd-Frank Act authorized the Treasury Secretary and the Office of the U.S. Trade Representative to negotiate covered agreements. A covered agreement is an agreement between the United States and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. Pursuant to this authority, in September 2017, the U.S. and the EU signed a covered agreement to address, among other things, group supervision and reinsurance collateral requirements (the “Covered Agreement”). The Covered Agreement became provisionally effective on November 7, 2017, following completion of the EU’s procedural requirements, but must be approved by the European Parliament before treated as “fully” effective. The reinsurance collateral provisions of the Covered Agreement may increase competition, in particular with respect to pricing for reinsurance transactions, by lowering the cost at which competitors of Athene Holding’s direct, wholly owned subsidiary, Athene Life Re Ltd. (“ALRe”), are able to provide reinsurance to U.S. insurers.
Bermuda Insurance Regulation. We are subject to certain insurance laws and regulations in Bermuda, where Athene Holding’s direct, wholly owned subsidiary, ALRe, is registered as a Class E insurer. ALRe is subject to regulation and supervision by the Bermuda Monetary Authority (“BMA”) and compliance with all applicable Bermuda law and Bermuda insurance statutes and regulations, including but not limited to the Insurance Act of 1978 (Bermuda) and the rules and regulations promulgated thereunder (the “Bermuda Insurance Act”).
Under the Bermuda Insurance Act, the BMA maintains supervision over the “controllers” of all registered insurers in Bermuda. For these purposes, a “controller” includes a “shareholder controller.” The definition of shareholder controller is set out in the Bermuda Insurance Act but generally refers to (a) a person who holds 10% or more of the shares carrying rights to vote at a shareholders’ meeting of the registered insurer or its parent company, (b) a person who is entitled to exercise 10% or more of the voting power at any shareholders’ meeting of such registered insurer or its parent company or (c) a person who is able to exercise significant influence over the management of the registered insurer or its parent company by virtue of its shareholding or its entitlement to exercise, or control the exercise of, the voting power at any shareholders’ meeting.
Apollo (i) is a shareholder controller as defined above of (x) ALRe, a Bermuda Class E insurance company and a wholly owned subsidiary of Athene Holding, a company listed on the New York Stock Exchange and (y) Athora Life Re Ltd., a Bermuda Class E insurance company and a wholly owned subsidiary of Athora, a Bermuda private company, and (ii) upon the closing of Apollo’s proposed indirect acquisition of control of Catalina Holdings (Bermuda) Ltd, will be a shareholder controller of Catalina General Insurance Ltd, a Bermuda Class 3A and Class C insurer and a wholly owned subsidiary of Catalina Holding (Bermuda) Ltd.
The Bermuda Insurance Act imposes certain notice requirements upon any person that has become, or as a result of a disposition ceased to be, a shareholder controller, and failure to comply with such requirements is an offense punishable by a fine of $25,000. Where the shares of a registered insurer, or the shares of its parent company, are traded on a recognized stock exchange, the required notices must be given to the BMA within 45 days after such person becomes, or as a result of a disposition ceases to be, a shareholder controller. Where neither the shares of a registered insurer nor the shares of its parent company are traded on a recognized stock exchange (i.e., private companies), the required notices must be given to the BMA (1) without objection from the BMA, at least 45 days before such person becomes a shareholder controller and (2) before such person, as a result of a disposition, ceases to be a shareholder controller.
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
European Insurance Regulation. Upon the closing of Apollo’s proposed indirect acquisition of an investment in Catalina, Apollo will be considered the ultimate parent of certain European insurance companies for purposes of certain European insurance laws. A new European solvency framework and prudential regime for insurers and reinsurers, under the Solvency II Directive 2009/138/EC (“Solvency II”), took effect in full on January 1, 2016. Solvency II is a regulatory regime which imposes economic risk-based solvency requirements across all EU Member States and consists of three pillars: Pillar I-quantitative capital requirements, based on a valuation of the entire balance sheet; Pillar II-qualitative regulatory review, which includes governance, internal controls, enterprise risk management and supervisory review process; and Pillar III-market discipline, which is accomplished through reporting of the insurer’s financial condition to regulators and the public. Solvency II is supplemented by European Commission Delegated Regulation (E.U.) 2015/35 (the “Delegated Regulation”), other European Commission “delegated acts” and binding technical standards, and guidelines issued by the European Insurance and Occupational Pensions Authority (“EIOPA”). The Delegated Regulation sets out more detailed requirements for individual insurance and reinsurance undertakings, as well as for groups, based on the overarching provisions of Solvency II, which together make up the core of the single prudential rulebook for insurance and reinsurance undertakings in the EU.
Following the implementation of Solvency II, regulators may continue to issue guidance and other interpretations of applicable requirements, which could ultimately require our EU insurance company affiliates to make adjustments, which could impact their businesses.
Insurers and reinsurers established in a Member State of the EU have the freedom to establish branches in and provide services to all EEA states through “passporting” rights. This right applies to Catalina Insurance Ireland DAC and Aegon Ireland plc and currently applies to the UK Regulated Entities (defined below). However, following the UK referendum on June 23, 2016 in which a majority of the voting UK citizens voted in favor of the UK leaving the EU (“Brexit”), the UK withdrawal from the EU will lead to a loss of passporting rights for financial institutions in the UK, except to the extent that any aspect of the regime is preserved in a separate agreement between the EU and the UK. The full extent to which the businesses of the UK Regulated Entities could be adversely affected by Brexit is uncertain.
United Kingdom Insurance Regulation. Upon the closing of Apollo’s proposed indirect acquisition of an investment in Catalina, Apollo will be considered the ultimate parent of Catalina London Limited, Catalina Worthing Insurance Limited and AGF Insurance Limited (together the “UK Regulated Entities”) for purposes of certain UK insurance laws, which are each authorized by the Prudential Regulation Authority (“PRA”) and regulated by both the PRA and the FCA.
The objectives of the PRA are to promote the safety and soundness of all firms it supervises and to secure an appropriate degree of protection for policyholders. The objectives of the FCA are to ensure customers receive financial services and products that meet their needs, to promote sound financial systems and markets and to ensure that firms are stable and resilient with transparent pricing information, compete effectively, have the interests of their customers and the integrity of the market at the heart of how they run their business. The PRA has responsibility for the prudential regulation of banks and insurers, while the FCA has responsibility for the conduct of business regulation in the wholesale and retail markets. The PRA and the FCA adopt separate methods of assessing regulated firms on a periodic basis. Each of the PRA and FCA apply rules to support their statutory and operational objectives. PRA rules are maintained in a PRA Rulebook, which includes rules for Solvency II insurance firms (and also for insurers that do not fall within Solvency II) that closely reflect the provisions of Solvency II, including requirements for Solvency II insurance firms to meet economic risk-based solvency requirements and to adhere to governance and risk management requirements and reporting and disclosure requirements. In addition to Solvency II requirements, the PRA Rulebook contains Fundamental Rules (high-level principles), relating to individuals in senior management and general provisions relating to the supervision of UK insurance firms. The FCA Handbook contains rules that concern the conduct of firms including the scope of systems and controls and conduct of business requirements.
In addition, in certain situations, subject to the required application of, as appropriate, the Covered Agreement, Solvency II and other applicable law and regulation, there may also be scope for elements of group supervision to be exercised by the PRA (or other relevant EEA Member State or non-EEA regulator, such as the BMA).
Under the Financial Services and Markets Act 2000 (“FSMA”), the prior consent of the PRA or FCA, as applicable (depending on the regulated entity), is required, before any person can be become a “controller” or increase its control over any regulated company, including the UK Regulated Entities, or over the parent undertaking of any regulated company. No prior approval for reducing control below one of the thresholds referred to below is needed, though notification must still be given to the appropriate regulator of the relevant transaction. In addition, the authorized firm itself is expected to discuss any prospective changes of which it is aware with the appropriate regulator, regardless of whether the controller or the proposed controller proposes to submit a change of control application. A proposed “controller” for the purposes of the controller regime is any natural or legal person who holds (either alone or in concert with others) 10% or more of the shares or voting power in the relevant company or its parent undertaking. In respect of increases and decreases, the relevant thresholds are 20%, 30% and 50% or an acquired insurance company becoming (or ceasing to be) a subsidiary undertaking of the acquirer. The appropriate regulator has 60 working days from the day on which it acknowledges the receipt of a complete notice of control to determine whether to approve the new controller or object to the transaction, although if the regulator requires further information to be provided in order to complete its review this period will be interrupted for up to 30 working days while the regulator is awaiting the provision of that further information. If the approval is given, it may be given unconditionally or subject to conditions. Breach of the requirement to notify the regulator of a decision to acquire or increase control, or of the requirement to obtain approval before completing the relevant control transaction is a criminal offence attracting potentially unlimited fines. The relevant regulator can also seek other remedies, including suspension of voting rights or a forced disposition of shares acquired without prior approval. As a result of the above requirements, direct controllers, and holding companies who indirectly acquire control of the UK Regulated Entities are required to apply for PRA approval prior to acquiring such entities.
Under English law, all companies are restricted from declaring a dividend to their shareholders unless they have “profits available for distribution”. The calculation as to whether a company has sufficient profits is based on its accumulated realized profits minus its accumulated realized losses. UK insurance regulatory laws do not prohibit the payment of dividends, but the PRA requires that insurance companies maintain certain solvency margins and may restrict the payment of a dividend by any of the UK Regulated Entities.
Irish Insurance Regulation. Upon the closing of Apollo’s proposed indirect acquisition of an investment in Catalina, Apollo will be deemed to acquire an indirect qualifying holding in the wholly-owned Irish subsidiary insurance undertaking Catalina Insurance Ireland DAC, which company is authorized and regulated by the Central Bank of Ireland (the “CBI”).
In addition, Apollo is deemed to be the ultimate parent of the general partner or manager of certain shareholders of Athene Holding for purposes of certain insurance laws, and therefore, arising from the proposed acquisition by ALRe of the Irish insurance undertaking Aegon Ireland plc, which closing, subject to certain conditions (including customary regulatory requirements), is expected to occur during 2018, Apollo will be deemed to acquire an indirect qualifying holding in that company.
Pursuant to Solvency II, and related law and regulation of Ireland, in regard to an Irish authorized and regulated insurance undertaking, such as Catalina Insurance Ireland DAC or Aegon Ireland plc, the CBI has broad supervisory and administrative powers over such matters as scope of authorized activity, standards of solvency, investments, reporting requirements relating to capital structure, ownership, financial condition and general business operations, special reporting and prior approval requirements with respect to certain transactions, reserves for unpaid losses and related matters, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In relevant prescribed scenarios, subject to the required application of, as appropriate, the Covered Agreement, the Solvency II directive and other applicable law and regulation, there may also be scope for elements of group supervision to be exercised by the CBI (or other EEA Member State or non-EEA regulator, such as the BMA).
For the purposes of Solvency II, as implemented in Ireland, a “qualifying holding” means a direct or indirect holding in an insurance company which represents 10% or more of the capital or of the voting rights or which makes it possible to exercise a significant influence over the management of the company. With respect to each of Catalina Insurance Ireland DAC and Aegon Ireland plc, Solvency II, as implemented in Ireland, prohibits any person from acquiring, directly or indirectly, such a qualifying holding unless: (a) the proposed acquirer has notified the CBI of the acquisition; (b) the CBI has acknowledged receipt of that notification and; (c) either the statutory assessment period in relation to the acquisition has ended and the CBI has not notified the proposed acquirer that it opposes the acquisition, or the CBI has notified the proposed acquirer that it does not oppose the acquisition. If a proposed acquirer purports to complete a proposed acquisition in contravention of the aforementioned, as matter of Irish law:

(i) the purported acquisition is not effective to pass title to any share or any other interest; and (ii) any exercise of powers based on the purported acquisition of the holding concerned is void.
Swiss Insurance Regulation. Upon the closing of Apollo’s proposed indirect acquisition of an investment in Catalina, Apollo will also be considered the ultimate parent of Glacier Reinsurance Ltd. (“Glacier Re”) for purposes of certain Swiss insurance laws. As the ultimate parent of Glacier Re, a reinsurance company domiciled in Switzerland holding a license for the operation of a reinsurance business in the insurance class C1 “Reinsurance for reinsurers,” we are subject to certain provisions of Swiss insurance laws and regulations. Glacier Re is subject to regulation and supervision by the Swiss Financial Market Supervisory Authority FINMA (“FINMA”) and compliance with all applicable laws and regulations of Switzerland, including but not limited to the Swiss Federal Act of 17 December 2004 on the Supervision of Insurance Companies (“ISA”), its implementing ordinances and guidelines of FINMA.
Any person who intends to directly or indirectly acquire a Swiss domiciled insurance undertaking is required to notify FINMA of such intent if the participation reaches or exceeds the thresholds of 10%, 20%, 33% or 50% of the capital or voting rights of the insurance undertaking. Similarly, any person who intends to decrease its direct or indirect participation in an insurance undertaking domiciled in Switzerland below the thresholds of 10%, 20%, 33% or 50% of the capital or voting rights or change the participation in a way that the insurance undertaking is no longer a subsidiary has to notify FINMA of this. Consequently, although indirect shareholders of Glacier Re are not directly supervised by FINMA, an intended change of the qualified direct or indirect participation in Glacier Re would require notification to FINMA. FINMA may disapprove such change in qualified participation or subject the change to certain conditions, if the nature and scope of the participation potentially jeopardize the interests of the insurance company or the insured. Failure to comply with such notification is punishable by a fine of up to CHF 500,000. In addition, Glacier Re is required to file a submission to seek for FINMA’s approval of the change of its regulatory business plan if a change of qualified participants has occurred.
Furthermore, a substantial dividend distribution or other form of profit repatriation from Glacier Re to its shareholders may potentially qualify as a change of the regulatory business plan of Glacier Re under art. 4 para. 2 lit. d ISA, if such substantial dividend distribution would be considered as a relevant change of the financial resources and reserves of Glacier Re. Such change of the business plan must be notified to FINMA no later than 14 days after the occurrence of the event and is subject to FINMA’s approval. To this extent, future dividend distributions or other forms of profit repatriation might be subject to FINMA’s approval.
Apollo Management International LLP (“AMI”), registered in England and Wales, is authorized and regulated by the FCA in the United Kingdom under the Financial Services and Markets Act 2000 (“FSMA”) and the rules promulgated thereunder. AMI has permission to engage in certain specified regulated activities, including dealing as agent and arranging deals in relation to certain types of investments. Most aspects of AMI’s investment business are governed by the FSMA and related rules, including sales, research, trading practices, provision of investment advice, corporate finance, regulatory capital, record keeping, approval standards for individuals, anti-money laundering and periodic reporting and settlement procedures. The FCA is responsible for administering these requirements and supervising AMI’s compliance with the FSMA and related rules.
Apollo Asset Management Europe LLP and its subsidiary Apollo Asset Management Europe PC LLP, each registered in England and Wales, are subsidiaries of Apollo whose primary purpose is to provide a centralized asset management and risk function to European clients in the financial services and insurance sectors. As appointed representatives of AMI, Apollo Asset Management Europe LLP and Apollo Asset Management Europe PC LLP are able to undertake certain activities that are regulated under FSMA without a separate FCA authorization. Until Apollo Asset Management Europe LLP and Apollo Asset Management Europe PC LLP are separately authorized by the FCA, Apollo Asset Management Europe LLP and Apollo Asset Management Europe PC LLP provide investment services to clients together with AMI and references to Apollo Asset Management Europe LLP in this include AMI where relevant.
Apollo Credit Management International Limited ("ACMI"), registered in England and Wales, is a subsidiary of Apollo whose primary purpose is to act as a sub-adviser to certain of Apollo's credit funds. As an appointed representative of AMI, ACMI is able to undertake certain activities that are regulated under FSMA, including all relevant sub-advisory activities, without a separate FCA authorization.
Apollo Investment Management Europe LLP (“AIME”), registered in England and Wales, is authorized and regulated by the FCA in the United Kingdom as an Alternative Investment Fund Manager (“AIFM”), with permission to manage alternative investment funds. The AIFM markets and distributes certain European funds to institutional clients in Europe and has overall responsibility for risk and portfolio management in relation to those funds. The FCA is responsible supervising AIME’s compliance with the FSMA, the UK Alternative Investment Fund Managers Regulations and related rules.
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
The success of our businesses depends on the efforts, judgment and personal reputations of our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, and other key personnel. Their reputations, expertise in investing, relationships with our fund investors and relationships with members of the business community on whom our funds depend for investment opportunities and financing are each critical elements in operating and expanding our businesses. We believe our performance is strongly correlated to the performance of these individuals. Accordingly, our retention of our Managing Partners and other key personnel is crucial to our success. Our Managing Partners and other key personnel may resign, join our competitors or form a competing firm. If our Managing Partners or other key personnel were to join or form a competitor, some of our fund investors could choose to invest with that competitor, another competitor or not at all, rather than in our funds. The loss of the services of our Managing Partners and other key personnel would have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our Managing Partners or other key personnel. In addition, the loss of two or more of our Managing Partners or certain other key personnel may result in the termination of our role as general partner of certain of our funds and the termination of the commitment periods of certain of our funds. See “—If two or more of our Managing Partners or certain other investment professionals leave our company, the commitment periods of certain of our funds may be terminated, and we may be in default under the governing documents of certain of our funds.”
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
Changes in the U.S. political environment and the potential for governmental policy changes and regulatory reform by the Trump administration and the U.S. Congress could negatively impact our business.
Governmental policy changes and regulatory reform could have a material impact on our business. Uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels have introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. New legislative, regulatory or policy changes could significantly impact our business and the business of portfolio companies of funds we manage, as well as the markets in which we compete. To the extent changes in the political environment have a negative impact on us or portfolio companies of funds we manage, or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future.
Difficult market or economic conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of the investments made by our funds or reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenue, net income and cash flow and adversely affect our financial prospects and condition.
Our businesses and the businesses of the companies in which our funds invest are materially affected by conditions in the global financial markets and economic conditions throughout the world, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). Recently, markets have been affected by increases in interest rates in the U.S., uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures and changes in the U.S. tax regulations. These factors are outside our control and may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these conditions. Volatility in the financial markets can materially hinder the initiation of new, large-sized transactions for our private equity segment and, together with volatility in valuations of equity and debt securities, may adversely impact our operating results. If market conditions deteriorate, our businesses could be affected in different ways. In addition, these events and general economic trends are likely to impact the performance of portfolio companies in many industries, particularly industries that are more affected by changes in consumer demand, such as the packaging, manufacturing, chemical and refining industries, as well as travel and leisure, gaming and real estate industries. The performance of our funds and our performance may be adversely affected to the extent our fund portfolio companies in these industries experience adverse performance or additional pressure due to downward trends. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs, within a time frame sufficient to match any further decreases in net income or increases in net losses relating to changes in market and economic conditions.
A financial downturn could adversely affect our operating results in a number of ways, and if the economy was to enter a recessionary or inflationary period, it may cause our revenue and results of operations to decline by causing:

•	our AUM to decrease, lowering management fees and other income from our funds;

•	increases in costs of financial instruments;

•
adverse conditions for the portfolio companies of our funds (e.g., decreased revenues, liquidity pressures, limits on interest deductibility, increased difficulty in obtaining access to financing and complying with the terms of existing financings as well as increased financing costs);

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
To the extent the uncertainty in the market prompts sellers to readjust their valuations, attractive investment opportunities may present themselves. On the other hand, the reduction in the availability of credit financing and limits on interest deductibility could impact our funds’ ability to consummate transactions, particularly larger transactions. In the event that our investment pace slows, it could have an adverse impact on our ability to generate future performance fees and fully invest the capital in our funds. Our funds may also be affected by reduced opportunities to exit and realize value from their investments via a sale or merger upon a general slowdown in corporate mergers and acquisitions activity. Additionally, we may not be able to find suitable investments for the funds to effectively deploy capital and these factors could adversely affect the timing of and our ability to raise new funds.
In addition, many other economies continue to experience weakness, tighter credit conditions and a decreased availability of foreign capital. Further, there is concern that the favorability of conditions in certain markets may be dependent on continued monetary policy accommodation from central banks, especially the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the European Central Bank (“ECB”). Since the most recent recession, the Federal Reserve has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. However, in December 2016, the Federal Reserve raised its benchmark interest rate by a quarter of a percentage point, and in 2017 the Federal Reserve raised interest rates further by three quarters of a point and indicated it may continue raising interest rates in the coming twelve months. Higher interest rates generally impact the investment management industry by making it harder to obtain financing for new investments, refinance existing investments or liquidate debt investments, which can lead to reduced investment returns and missed investment opportunities. Consequently, such increases in interest rates may have an adverse impact on our business.
Changing political environments, regulatory restrictions and changes in government institutions and policies outside of the U.S. could adversely affect our businesses. Our businesses may be adversely affected by the planned exit of the U.K. from the EU. The U.K. held a referendum on June 23, 2016 at which the electorate voted to leave the EU. On March 29, 2017, the government of the U.K. invoked article 50 of the Treaty on the European Union (which has the effect of formally initiating the withdrawal of the U.K. from the EU) and subsequently entered into withdrawal negotiations with the EU. The Treaty on the European Union provides for a period of up to two years for negotiation of withdrawal arrangements, at the end of which (whether or not agreement has been reached) EU treaties cease to apply to the withdrawing member state unless the European Council, in agreement with the member state concerned, unanimously decides to extend this period. Negotiations between the government of the U.K. and the EU Council began on June 19, 2017. While the negotiations continue to take place, it is possible that the withdrawal arrangements will not be finalized within the two-year time frame. During, and possibly after, the negotiations there is likely to be considerable uncertainty as to the position of the U.K. and the arrangements, which will apply to its relationships with the EU and other countries following its withdrawal.  This uncertainty may affect other countries in the EU, or elsewhere. Additionally, political parties in several other EU member states have proposed that a similar referendum be held on their country’s membership in the EU.  It is unclear whether any other EU member states will hold such referendums, but such referendums could result in one or more other countries leaving the EU or in major reforms being made to the EU or to the eurozone. The nature and extent of the impact of such events on our businesses is difficult to predict but they may adversely affect the operations of the portfolio companies of our funds, the availability of credit and liquidity for our businesses and the return on our funds and their investments.  There may be detrimental implications for the value of certain of our funds’ investments, their ability to enter into transactions or to value or realize such investments or otherwise to implement their investment program.  This may be due to, among other things:

•	increased uncertainty and volatility in the U.K. and EU financial markets;

•	fluctuations in the market value of British Pounds and of U.K. and EU assets;

•	fluctuations in exchange rates between British Pounds, the Euro and other currencies;

•	increased illiquidity of investments located or listed within the U.K. or the EU;

•	lower economic growth in various markets in the U.K., Europe, and globally;

•	disruption of the free movement of goods, services and people between the U.K. and the EU (including the potential loss of passporting rights for financial institutions in the U.K.)

•	changes in the willingness or ability of financial and other counterparties to enter into transactions, or the price at which and terms on which they are prepared to transact; and/or

•	changes in legal and regulatory regimes to which we, our funds, and/or certain of our funds’ assets and portfolio companies are, or become, subject.
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
A decline in the pace of investment in our funds, an increase in the pace of sales of investments in our funds or an increase in the amount of transaction and advisory fees we share with our fund investors would result in our receiving less revenue from fees.
A variety of fees that we earn, such as transaction and advisory fees, are driven in part by the pace at which our funds make investments. Many factors could cause a decline in the pace of investment, including the inability of our investment professionals to identify attractive investment opportunities, competition for such opportunities, decreased availability of capital on attractive terms and our failure to consummate identified investment opportunities because of business, regulatory or legal complexities and adverse developments in the U.S. or global economy or financial markets. Any decline in the pace at which our funds make investments would reduce our transaction and advisory fees and could make it more difficult for us to raise capital. Likewise, during attractive selling environments, our funds may capitalize on increased opportunities to exit investments. Any increase in the pace at which our funds exit investments would reduce transaction and advisory fees. In addition, some of our fund investors have requested, and we expect to continue to receive requests from fund investors, that we share with them a larger portion, or all, of the transaction and advisory fees generated by our funds’ investments. To the extent we accommodate such requests, it would result in a decrease in the amount of fee revenue we could earn. For example, in Fund IX and Fund VIII we agreed that 100% of certain transaction and advisory fees will be shared with the management fee paying investors in the fund through a management fee offset mechanism, whereas the percentage was 68% in Fund VII.
If two or more of our Managing Partners or certain other investment professionals leave our company, the commitment periods of certain of our funds may be terminated, and we may be in default under the governing documents of certain of our funds.
The governing agreements of certain of our funds provide that in the event certain “key persons” (such as two or more of Messrs. Black, Harris and Rowan and/or certain other of our investment professionals) fail to devote the requisite time to our businesses, the commitment period will terminate if a certain percentage in interest of the fund investors do not vote to continue the commitment period, or the commitment period may terminate for a variety of other reasons. This is true for example of Fund VI, Fund VII, Fund VIII and Fund IX. Certain of our other funds have similar provisions. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damage to us.
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

In addition, certain institutional investors have publicly criticized certain fund fee and expense structures, including management, transaction and advisory fees. The Institutional Limited Partners Association, or “ILPA,” published a set of Private Equity Principles, or the “Principles,” which called for enhanced “alignment of interests” between general partners and limited partners through modifications of some of the terms of fund arrangements, including proposed guidelines for fees and incentive income structures. We provided ILPA our endorsement of the Principles, representing an indication of our general support for the efforts of ILPA. Although we have no obligation to modify any of our fees with respect to our existing funds, we may experience pressure to do so.
In addition, certain institutional investors, including sovereign wealth funds and public pension funds, have demonstrated an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, specialized funds and co-investment vehicles. We also have entered into strategic partnerships with individual investors whereby we manage that investor’s capital across a variety of our products on separately negotiated terms. There can be no assurance that such alternatives will be as profitable to us as traditional investment fund structures, and the impact such a trend could have on our results of operations, if widely implemented, is unclear. Moreover, certain institutional investors are demonstrating a preference to in-source their own investment professionals and to make direct investments in alternative assets without the assistance of investment advisors like us. Such institutional investors may become our competitors and could cease to be our clients. Finally, the ability of our funds to raise capital from certain investors may also be adversely impacted as a result of countries implementing certain tax avoidance measures as part of BEPS if these investors decide to invest on their own or only in funds with similarly situated investors. See “—Some of our funds invest in foreign countries and securities of issuers located outside the U.S., which may involve foreign exchange, political, social, economic and tax uncertainties and risks.”
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
Investors in all of our private equity and certain of our credit and real assets funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on fund investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations when due. Any investor that does not fund a capital call would be subject to several possible penalties, including forfeiting a significant amount of its existing investment in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested, and if an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.
We may not have sufficient cash to satisfy general partner obligations to return incentive income if and when they are triggered under the governing agreements with our fund investors.
Incentive income from our private equity funds and certain of our credit and real assets funds is subject to contingent repayment by the general partner if, upon the final distribution, the relevant fund’s general partner has received cumulative incentive income on individual portfolio investments in excess of the amount of incentive income it would be entitled to from the profits calculated for all portfolio investments in the aggregate. Adverse economic conditions may increase the likelihood of triggering these general partner obligations. The Managing Partners, Contributing Partners and certain other investment professionals have personally guaranteed, subject to certain limitations, these general partner obligations. We have agreed to indemnify the Managing Partners and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of certain funds that we manage (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that the Managing Partners and Contributing Partners have contributed or sold to the Apollo Operating Group. To the extent one or more such general partner obligations were to be triggered, we might not have available cash to repay the incentive income and satisfy such obligations, or if applicable, to reimburse the Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay under their guarantees. If we were unable to repay such incentive income, we would be in breach of the relevant governing agreements with our fund investors and could be subject to liability.
The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares and our Preferred shares.
We have presented in this report the returns relating to the historical performance of our private equity, credit and real assets funds. The returns are relevant to us primarily insofar as they are indicative of incentive income we have earned in the past and may earn in the future, our reputation and our ability to raise new funds. The returns of the funds we manage are not, however, directly linked to returns on our Class A shares or our 6.375% Series A Preferred Shares (the “Preferred shares”). Therefore, you should not conclude that any continued positive performance of the funds we manage will necessarily result in positive returns on an investment in Class A shares or Preferred shares. However, poor performance of the funds we manage will cause a decline in our revenue from such funds, and would therefore have a negative effect on our performance and the value of our Class A shares and our Preferred shares. An investment in our Class A shares or our Preferred shares is not an investment in any of the Apollo funds.
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

•
the historical returns that we present in this report derive largely from the performance of our existing funds, whereas future fund returns will depend increasingly on the performance of our newer funds or funds not yet formed, which may have little or no realized investment track record and may have lower target returns than our existing funds;

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
Our future growth will depend in part on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges:

•	in maintaining adequate financial, regulatory and business controls;

•	in implementing new or updated information and financial systems and procedures; and

•	in training, managing and appropriately sizing our work force and other components of our businesses in a timely and cost-effective manner.
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
Overview of Our Regulatory Environment. We are subject to extensive regulation, including periodic examinations, by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of an investment advisor from registration or memberships. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator is small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or fail to gain new investors. The requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our funds and may not necessarily be designed to protect our shareholders. Consequently, these regulations often serve to limit our activities.

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
Regulatory changes in the U.S. could adversely affect our business. Federal regulation. The Dodd-Frank Act continues to impose significant regulations on almost every aspect of the U.S. financial services industry, including aspects of our businesses and the markets in which we operate. Among other things, the Dodd-Frank Act includes the following provisions that could have an adverse impact on our ability to continue to operate our businesses.

•
The Dodd-Frank Act established the FSOC, which is comprised of representatives of all the major U.S. financial regulators, to act as the financial system’s systemic risk regulator with the authority to review the activities of non-bank financial companies that are designated as “systemically important.” Such designation is applicable to companies where material financial distress could pose risk to the financial stability of the U.S. On April 3, 2012, the FSOC issued a final rule and interpretive guidance regarding the process by which it will designate non-bank financial companies as SIFIs. On February 4, 2015, FSOC approved supplemental procedures for this process. The final rule and interpretive guidance detail a three-stage process, with the level of scrutiny increasing at each stage. Initially, the FSOC will apply a broad set of uniform quantitative metrics to screen out financial companies that do not warrant additional review. The FSOC will consider whether a company has at least $50 billion in total consolidated assets and whether it meets other thresholds relating to credit default swaps outstanding, derivative liabilities, total debt outstanding, a minimum leverage ratio of total consolidated assets (excluding separate accounts) to total equity of 15 to 1, and a short-term debt ratio of debt (with maturities of less than 12 months) to total consolidated assets (excluding separate accounts) of 10%. A company that meets or exceeds both the asset threshold and one of the other thresholds will be subject to additional review. The review criteria could, and are expected to, evolve over time. On April 18, 2016, the FSOC released an update on its multi-year review of asset management products and activities and created an interagency working group to assess potential risks associated with certain leveraged funds. To date, the FSOC has designated a few non-bank financial institutions for Federal Reserve supervision. While we believe it is unlikely that we would be designated as systemically important, if such designation were to occur, we would be subject to significantly increased levels of regulation, including heightened standards relating to capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and being subject to annual stress tests by the Federal Reserve.

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

Many of these provisions are subject to further rulemaking and to the discretion of regulatory bodies, such as the FSOC, the Federal Reserve and the SEC. As the impact of these rules will become evident over time, it is not yet possible to predict the ultimate effects that the Dodd-Frank Act or subsequent implementing regulations and decisions will have on us. In April 2017, the House Financial Services Committee held hearings on the Financial CHOICE Act, a proposal that aims to reverse many features of the Dodd-Frank Act, make targeted changes to many aspects of Dodd-Frank and address a variety of other financial reform matters. It is not yet possible to predict the ultimate effects that the CHOICE Act, if enacted, or any subsequent regulations and decisions will have on us.

State regulation. A number of our investing activities, such as our lending business, are also subject to regulation by various U.S. state regulators. Moreover, regulations enacted by various U.S. state regulators could impact us indirectly. For example, the State of California has enacted a law that will require California pension plans to disclose fee and expense information in relation to investments in alternative investment vehicles. This new legislation may impact our contractual arrangements with such investors and increase the costs and risks to us in maintaining relationships with such investors.
It is impossible to determine the full extent of the impact on us of existing regulation or any other new laws, regulations or initiatives that may be proposed or whether any of the proposals will become law. Any changes in the regulatory framework applicable to our businesses, including the changes described above, may impose additional costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our business. Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative investment management funds, including our funds. Complying with any new laws or regulations could be more difficult and expensive, affect the manner in which we conduct our businesses and adversely affect our profitability.
Regulatory changes in jurisdictions outside of the U.S. could adversely affect our business. Apollo provides investment management services through registered investment advisors in various jurisdictions around the world. Investment advisors are subject to extensive regulation not only in the U.S., but also in the other countries in which our investment activities occur. In the U.K., we are subject to regulation by the U.K. Financial Conduct Authority. Our other European operations, and our investment activities around the globe, are subject to a variety of regulatory regimes that vary country by country. A failure to comply with the obligations imposed by the regulatory regimes to which we are subject, could result in investigations, sanctions and reputational damage.
The European Union Alternative Investment Fund Managers Directive (“AIFMD”) came into force on July 22, 2013. The AIFMD imposes significant regulatory requirements on fund managers operating within the European Economic Area (the “EEA”), including with respect to conduct of business, regulatory capital, valuations, disclosures and marketing, and rules on the structure of remuneration for certain personnel. Compliance with the AIFMD has also increased the cost and complexity of raising capital for our funds and consequently may also slow the pace of fundraising. Alternative investment funds (i) organized outside of the EEA and (ii) in which interests are marketed under AIFMD within the EEA are also subject to significant operational requirements. For example, currently such funds may only be marketed in EEA jurisdictions in compliance with requirements to register the fund for marketing in each relevant jurisdiction and to undertake periodic investor and regulatory reporting. In some countries, additional obligations are imposed: for example, in Germany, marketing of a non-EEA fund also requires the appointment of one or more depositaries (with cost implications for the fund). In the longer term non-EEA managers of non-EEA funds may be able to register under the AIFMD, although whether and when this may become possible is unclear. Where Apollo registers under the AIFMD as a non-EEA manager (if that option becomes available) or chooses to establish an EEA fund vehicle managed by its U.K. affiliate which is registered under the AIFMD (the “AIFM”), Apollo has more freedom to promote relevant funds in the EEA. However, this remains subject to ongoing full compliance with all the requirements of the AIFMD, which include (among other things) satisfying the competent authority of the robustness of internal arrangements with respect to risk management, in particular liquidity risks and additional operational and counterparty risks associated with short selling; the management and disclosure of conflicts of interest; the fair valuation of assets; and the security of depository/custodial arrangements. Additional requirements and restrictions apply where funds invest in an EEA portfolio company, including restrictions that may impose limits on certain investment and realization strategies, such as dividend recapitalizations and reorganizations. Such rules could potentially impose significant additional costs on the operation of our businesses or investments in the EEA and could limit our operating flexibility within the relevant jurisdictions.
The EU introduced significant changes to the EU Markets in Financial Instruments Directive (Directive 2004/39/EC) (“MiFID”), known as “MiFID II”, on January 3, 2018. The original MiFID, which came into force in 2007, is the foundational piece of legislation for financial services firms operating in the EU. Many aspects of MiFID II have imposed significant new organizational, conduct, governance and reporting requirements, including new requirements around the receipt of inducements and the use of soft dollars / dealing commissions, enhanced transaction reporting and post-trade transparency requirements, formal telephone taping and communication recording requirements, and new best execution rules. Further, new rules in MiFID II may restrict the ability of entities domiciled outside of the EU (known as “third-country firms”) to provide services to clients domiciled in the EU. MiFID II includes research unbundling rules requiring firms subject to MiFID II to be charged and pay for research independently of dealing commissions. The U.S. SEC has issued temporary no-action relief that, among other things, enables U.S. broker-dealers, on a temporary basis, to receive research payments from money managers in hard dollars without breaching U.S. federal securities laws, where such payment is necessary for the money manager to comply with MiFID II. If such no-action relief is discontinued or withdrawn, this may limit the ability of Apollo's UK MiFID firms to access research from U.S. broker-dealers. Other changes resulting from MiFID II may have an impact (indirectly) on any entity or client that trades on EU markets or trading venues, or does business with EU-regulated banks or brokers. This may include venue trading requirements for certain categories of shares and derivatives, product banning powers, algorithmic trading restrictions, and enhanced requirements around the provision of direct market access services. Such new compliance requirements on our European operations will increase our costs of compliance. We may be required to invest significant additional management time and resources as market practice relating to the new requirements continues to settle and if additional regulatory guidance is published. Failure to comply with MIFID II and its implementing provisions, as interpreted from time to time, could have a number of serious consequences, including, but not limited to, sanctions from the relevant regulator, inability to access some markets and liquidity sources and a more limited selection of counterparties and providers from which to source services. Sanctions from regulators can include, but are not limited to, public censure (with related reputational damage), significant fines, remediation and withdrawal of license to operate.
The European Parliament has adopted the Regulation on OTC Derivatives, Central Counterparties and Trade Repositories, known as “EMIR.” EMIR and the implementing rules thereunder have come into force in stages and implement requirements similar to, but not the same as, those in Title VII of the Dodd Frank Act, in particular requiring reporting of most derivative transactions, risk mitigation (in particular mandatory initial and variation margin requirements for certain market participants) for OTC derivative transactions and central clearing of certain OTC derivative contracts. EMIR does not have a direct material impact on most of the Apollo funds at present, although (i) its impact on funds managed by Apollo’s AIFMs will be greater, especially once EMIR is fully in force, and (ii) it is beginning to, and will likely continue to, affect Apollo funds indirectly as a result of its impact on many of the Apollo funds’ counterparties to OTC derivatives. Compliance with the relevant requirements is likely to continue to increase the burdens and costs of doing business.
The U.K. has implemented transparency legislation that requires many large businesses to publish their U.K. tax strategies on their websites before the end of each financial year for accounting periods beginning on or after the date of Royal Assent to the Finance Act 2016. Apollo’s U.K. business was required to comply prior to December 31, 2017. As part of the requirement, organizations must publish information on tax risk management and governance, tax planning, tax risk appetite and their approach to HMRC. Apollo’s ‘tax strategy’ is published on our website. During the course of 2017, the U.K. implemented a new corporate criminal offense for the failure to prevent the facilitation of tax evasion. The scope of the law and guidance is extremely wide and covers tax evasion committed both in the U.K. and abroad and so could have a global impact for Apollo’s businesses. Criminal liability can be mitigated where a relevant business has proportionate policies and procedures in place to manage the risk. Apollo has taken steps to comply with these measures. These changes illustrate an evolving approach from HMRC and bring tax matters further into the public domain. As such, tax matters may now be seen to pose a greater reputational risk to the business.
Additional laws and regulations will come into force in the EU in coming years. In addition, pan-EU and European national regulators may also issue extra-statutory guidance. These are expected to (or in the case of new guidance, could) have an impact on Apollo including the costs of, risk to and manner of conducting its business; the markets in which Apollo operates; the assets managed or advised by Apollo; Apollo’s ability to raise capital from investors; and ultimately there may be an impact on the returns which can be achieved. Examples include requirements under the new regulation relating to Securities Financing Transactions; further changes to or reviews of the extent and interpretation of pay regulation (which may have an impact on the retention and recruitment of key personnel); the Securitization Regulation which came into force on January 17, 2018 may have an impact on the cost or feasibility of certain securitization structures, among other matters; proposals relating to re-designing the prudential rules applicable to EU investment firms (covering, e.g., revised pay regulation and disclosure requirements and changes to regulatory capital, liquidity, and governance rules); proposals for enhanced regulation of loan origination; and significant focus on entities considered to be “shadow banks.” In the U.K., there will be additional changes (effective in 2019) to the rules concerning the approval of certain Apollo U.K. professionals to work in the regulated financial services sector. Assessing the impact and implementing these new rules may create additional compliance burden and cost for Apollo. Regulations affecting specific investor types, such as insurance companies, may impact their businesses; their ability to invest and the assets in which they are permitted to invest; and the requirements which their investments place on us, such as extensive disclosure and reporting obligations. The regulation of some institutions has an effect on their ability and willingness to extend credit and the costs of credit. This has, and is likely to continue to have, an impact on the price and availability of credit. Changes to the regulation of benchmarks, such as the London Interbank Offered Rate, may affect the way in which those benchmarks are calculated, with commercial implications, including on the stability of the benchmark and returns.
The U.K.’s decision to leave the EU may bring an extended period of uncertainty and regulatory change in the EEA, in the U.K. and in the way in which Apollo is able to operate from the U.K. into the remainder of the EEA. This may have an impact on Apollo including the cost of, risk to, manner of conducting and location of its European business and its ability to hire and retain key staff in Europe. This may also impact the markets in which Apollo operates; the funds managed or advised by Apollo; Apollo’s fund investors and Apollo’s ability to raise capital from them; and ultimately on the returns which may be achieved.
Recent changes to regulations regarding derivatives and commodity interest transactions could adversely impact various aspects of our business. Rules and regulations required under the Dodd-Frank Act have become effective and comprehensively regulate the “over the counter” (“OTC”) derivatives markets for the first time. The Dodd-Frank Act and the regulations promulgated thereunder require mandatory clearing and exchange or swap execution facility trading of certain swaps and derivative transactions (including formerly unregulated OTC derivatives). The CFTC currently requires that certain interest rate and credit default index swaps be centrally cleared and the requirement to execute those contracts through a swap execution facility is now effective. Additional standardized swap contracts are expected to be subject to new clearing and execution requirements in the future. As of March 1, 2017, OTC trades submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as margin requirements imposed by the clearing brokers. For swaps that are cleared through a clearinghouse, the funds face the clearinghouse as legal counterparty and are subject to clearinghouse performance and credit risk. Clearinghouse collateral requirements may differ from and be greater than the collateral terms negotiated with derivatives counterparties in the OTC market. This may increase a fund’s cost in entering into these products and impact a fund’s ability to pursue certain investment strategies. OTC derivative dealers are also required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations for cleared derivatives, as is currently permitted for uncleared trades. This will increase the OTC derivative dealers’ costs and these increased costs are expected to be passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and possible new or increased fees. In addition, our derivatives and commodity interest transactions may be subject to similar laws and regulations imposed by non-U.S. jurisdictions and regulators, which may further increase such costs.
OTC trades not cleared through a registered clearinghouse may not be subject to the protections afforded to participants in cleared swaps (for example, centralized counterparty, customer asset segregation and clearinghouse-imposed margin requirements). The CFTC and various prudential regulators’ final rules on margin requirements for certain uncleared swaps recently went into effect. The final rules generally require banks and dealers, subject to thresholds and certain limited exemptions, to collect and post margin in respect of uncleared swap transactions. These newly adopted rules on margin requirements for uncleared swaps could adversely affect our businesses, including our ability to enter such swaps or our available liquidity. Although the Dodd-Frank Act includes limited exemptions from the clearing and margin requirements for so-called “end-users,” our funds and portfolio companies may not be able to rely on such exemptions.
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
The U.S. Risk Retention Rules became effective December 24, 2016. Thus, to the extent they continue to remain in effect, any CLO issued after such date will be required to satisfy the U.S. Risk Retention Rules, and any existing CLO issued prior to December 24, 2016 may be structured to satisfy the U.S. Risk Retention Rules to facilitate the later refinancing, re-pricing or material amendment thereof. The EU Risk Retention rules became effective January 1, 2011.
On February 9, 2018, the United States Court of Appeals for the District of Columbia (the “DC Circuit Court”) ruled in favor of an appeal brought by the Loan Syndications and Trading Association (the “LSTA”) from a district court (“District Court”) ruling granting summary judgment to the SEC and the Board of Governors of the Federal Reserve System. As part of its ruling, the DC Circuit Court remanded the case to the district court with instructions to grant summary judgment to the LSTA on whether application of the U.S. Risk Retention Rules to CLO managers is valid under Section 941 of the Dodd-Frank Act. If the decision stands, CLO managers of “open-market CLOs” (described in the ruling as CLOs where assets are acquired from “arms-length negotiations and trading on an open market”) will no longer be required to comply with the U.S. Risk Retention Rules, and no party to such “open-market CLOs” would be required to acquire and retain an economic interest in the credit risk of the securitized assets.
However, the implementation and effectiveness of the ruling could be delayed, modified or reversed. In particular, the applicable government authorities will have the right to (a) petition for en banc review of the decision by the entire court or (b) file a petition for certiorari requesting the case to be heard by the Supreme Court. The U.S. Risk Retention Rules will remain in effect until a new judgment is entered in the District Court, which will not occur until the DC Circuit Court issues a mandate to the District Court to do so (which will occur within one week after the deadline for a petition for rehearing has passed). That will not occur if a petition for rehearing is filed; the deadline for a rehearing is 45 days from the issuance of the decision by the DC Circuit Court. If a petition for rehearing is filed, the DC Circuit Court will not issue a mandate to the District Court to issue such judgment during the consideration of the petition. If the petition for rehearing is denied, the mandate from the DC Circuit Court must be issued within a week from such denial unless a motion to stay the mandate is also filed pending a petition for writ of certiorari to the United States Supreme Court. Although the granting of such a motion is not automatic, it is also not rare. If the motion to stay the mandate is granted and a petition for a writ of certiorari filed in the United States Supreme Court, the stay will remain in effect until the Supreme Court’s work on the matter (either through a denial of certiorari or a ruling on the merits) is complete.
The Risk Retention Rules have caused, and to the extent they continue to apply to CLO managers are expected to continue to cause, significant changes to the CLO business generally, and to our CLO business specifically. In connection with the Risk Retention Rules, we established a standalone, self-managed asset management business (collectively with its subsidiaries, “Redding Ridge”), which manages CLOs and retains the required risk retention interests. Investors in Redding Ridge include certain of our affiliates as well as accounts and/or funds managed by our affiliates. There can be no assurance that the applicable governmental authorities will agree that Redding Ridge or any CLO it manages will satisfy the requirements of the Risk Retention Rules, which could have an adverse effect on us and/or Redding Ridge.
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
It should be noted that the DC Circuit Court decision discussed above would not apply with respect to any “balance sheet CLOs” (such as middle market CLOs) undertaken by us or Redding Ridge. Such “balance sheet CLOs” would remain subject to the requirements of the U.S. Risk Retention Rules. In addition, the DC Circuit Court decision would have no applicability with respect to compliance with the EU Risk Retention rules, which continue to remain in effect. Thus, to the extent that we or Redding Ridge were managing a U.S. CLO that was structured to comply with the EU Risk Retention rules (which is done to expand the potential universe of investors for such U.S. CLO) or an European CLO, then we or Redding Ridge, as applicable, would continue to have to comply with the EU Risk Retention rules. Finally, the DC Circuit Court decision would not impact any letter or other contractual agreements (“Risk Retention Undertakings”) that we or Redding Ridge may have or will in the future enter into with investors or other third parties designed to ensure such CLOs comply with the Risk Retention Rules. Depending on the terms of such Risk Retention Undertakings, there may be an ongoing obligation to continue to comply with the U.S. Risk Retention Rules for some period, which if breached could result in claims by investors or third parties.
No assurance can be made that in the future any governmental authority will not take further legislative, regulatory or judicial action with respect to the Risk Retention Rules, and the effect of any such action cannot be known or predicted.
The Risk Retention Rules are also subject to varying interpretations, and one or more agencies or governmental officials could take positions regarding such matters that differ from the approach taken or embodied in the Risk Retention Undertakings, which position could be informed by varying regulatory considerations as well as differing legal analyses. Available interpretive authority to date addressing the Risk Retention Rules applicable to CLOs is limited. Accordingly, no assurance can be made that the currently applicable rules and regulations will not be interpreted differently in the future by any applicable authority, or that there will not be a change in applicable law or rules and regulations in the future that could adversely affect us or the CLOs we manage.
No assurance can be given as to whether the Risk Retention Rules will have a future material adverse effect on our business. The Risk Retention Rules also may have an adverse effect on the leveraged loan market generally, which may adversely affect our CLO management business or the CLO management business of Redding Ridge. As a result of the effectiveness of the U.S. Risk Retention Rules and the launch of Redding Ridge, it is less likely that we will manage new CLOs issued after December 24, 2016 (so long as the U.S. Risk Retention Rules remain in effect for the types of CLOs managed by Redding Ridge).

Exemptions from certain laws. In conducting our activities, we regularly rely on exemptions from various requirements of law or regulation in the United States and other jurisdictions, including the Securities Act, the Exchange Act, the Investment Company Act, the Commodity Exchange Act of 1936 and the Employment Retirement Income Securities Act of 1974, each as amended, and the regulations promulgated under each of them. These exemptions are sometimes highly complex.
In certain circumstances we depend on compliance by third parties whom we do not control. For example, in raising new funds, we typically rely on Regulation D for exemption from registration under the Security Act, which was amended in 2013 to prohibit issuers (including our funds) from relying on certain of the exemptions from registration if the fund or any of its “covered persons” (including certain officers and directors, but also including certain third parties including, among others, promoters, placement agents and beneficial owners of 20% of outstanding voting securities of the fund) has been the subject of a “disqualifying event,” or constitutes a “bad actor,” which can result from a variety of criminal, regulatory and civil matters. If any of the covered persons associated with our funds is subject to a disqualifying event, one or more of our funds could lose the ability to raise capital in a Rule 506 private offering for a significant period of time, which could significantly impair our ability to raise new funds, and, therefore, could materially adversely affect our businesses, financial condition and results of operations. In addition, if certain of our employees or any potential significant fund investor has been the subject of a disqualifying event, we could be required to reassign or terminate such an employee or we could be required to refuse the investment of such an investor, which could impair our relationships with investors, harm our reputation, or make it more difficult to raise new funds.
Certain other exemptions require monitoring of ongoing compliance with the applicable requirements throughout the life of the applicable fund. For example, with respect to certain of our funds we rely on the so-called “de minimis” exemption from commodity pool operator registration, codified in CFTC Rule 4.13(a)(3). If any of those funds cease to qualify for this (or another applicable) exemption, certain Apollo entities associated with and/or affiliated with those funds will be required to register with the CFTC as commodity pool operators. This exemption requires that the amount of commodities interest positions in the applicable commodity pool remain below specified thresholds; in the event that those thresholds are crossed, registration is required and the commodity pool operator may be out of compliance with the applicable regulations until registration is complete. Several Apollo entities are already registered with the CFTC as commodity pool operators. However that registration entails several potentially costly and time-consuming requirements, including, without limitation, membership with the National Futures Association, a self-regulatory organization for the U.S. derivatives industry, and compliance with the regulatory framework applicable to registered commodity pool operators. Certain of our investment management entities are registered as a commodity pool operator. The increased costs associated with such registration may affect the manner in which the funds managed by such investment management entity conducts its business and may adversely affect such fund’s and our profitability.
If for any reason any of these exemptions were to become unavailable to us, we could become subject to regulatory action, third-party claims or be required to register under certain regulatory regimes, and our businesses could be materially and adversely affected. See, for example, “—Risks Related to Our Organization and Structure—If we were deemed an investment company under the Investment Company Act, applicable restrictions could make it impractical for us to continue our businesses as contemplated and could have a material adverse effect on our businesses and the price of our Class A shares and our Preferred shares.”
Regulatory environment of our funds and portfolio companies of our funds. The regulatory environment in which our funds and portfolio companies of our funds operate may affect our businesses. Certain laws, such as environmental laws, insurance regulations, gaming laws, takeover laws, anti-bribery and anti-corruption laws, sanctions laws, escheat or abandoned property laws, and antitrust laws, may impose requirements on us, our funds and portfolio companies of our funds. For example, certain of our funds may invest in the natural resources industry where environmental laws, regulations and regulatory initiatives play a significant role and can have a substantial effect on investments in the industry. Additionally, changes in antitrust laws or the enforcement of antitrust laws could affect the level of mergers and acquisitions activity, and changes in state laws may limit investment activities of state pension plans. See for additional examples “—Insurance regulation” and “Federal, state and foreign anti-corruption and sanctions laws applicable to us and our funds and portfolio companies create the potential for significant liabilities and penalties and reputational harm.” See “Item 1. Business-Regulatory and Compliance Matters” for a further discussion of the regulatory environment in which we conduct our businesses.
Certain of the funds and accounts we manage or advise as well as certain of our funds’ portfolio companies that engage in originating, lending and/or servicing loans may be subject to state and federal regulation, borrower disclosure requirements, limits on fees and interest rates on some loans, state lender licensing requirements and other regulatory requirements in the conduct of their business. These funds and accounts may also be subject to consumer disclosures and substantive requirements on consumer loan terms and other federal regulatory requirements applicable to consumer lending that are administered by the Consumer Financial Protection Bureau. These state and federal regulatory programs are designed to protect borrowers. For example, upon the closing of a proposed acquisition by funds managed by Apollo of certain shares of common stock of OneMain Holdings, Inc. by funds managed by Apollo, which closing is subject to regulatory approvals and other customary closing conditions and is expected to occur in the second quarter of 2018, Apollo will be considered an ultimate parent of OneMain Holdings, Inc. and its subsidiaries (“OneMain”), which include consumer finance companies operating in the U.S. The consumer finance business is subject to federal and state laws, and failure to comply with applicable laws and regulations could result in regulatory actions, including substantial fines or penalties, lawsuits and damage to our reputation. In addition, certain of the states in which OneMain is licensed to originate loans have laws or regulations which require regulatory approval for the acquisition of “control” of regulated entities. Therefore, any person acquiring directly or indirectly 10% or more of a licensed entity’s common stock may need the prior approval of licensing regulators, or a determination from such regulators that “control” has not been acquired, which could significantly delay or otherwise impede our ability to complete a transaction.
State and federal regulators and other governmental entities have authority to bring administrative enforcement actions or litigation to enforce compliance with applicable lending or consumer protection laws, with remedies that can include fines and monetary penalties, restitution of borrowers, injunctions to conform to law, or limitation or revocation of licenses and other remedies and penalties. In addition, lenders and servicers may be subject to litigation brought by or on behalf of borrowers for violations of laws or unfair or deceptive practices. Failure to conform to applicable regulatory and legal requirements could be costly and have a detrimental impact on certain of our funds or our funds’ portfolio companies and ultimately on Apollo.
Our funds along with their affiliates may obtain a controlling interest (e.g., 80% or more voting control) in certain portfolio companies which may impose risks of liability to such fund under ERISA for a portfolio company’s underfunded pension plans, including withdrawal liability under any multiemployer plans in which such portfolio company contributes. Such liabilities might arise if any fund (or its general partner or management company, on behalf of such fund) were deemed to be engaged in a “trade or business” under ERISA. The determination of whether an investment fund is engaged in a trade or business under ERISA is uncertain and could depend upon which U.S. Federal Circuit has jurisdiction over the matter. In July 2013, the U.S. Federal Court of Appeals for the First Circuit held that the supervisory and portfolio management activities of a private equity fund could cause the fund to be regarded for ERISA controlled group purposes as engaging in a “trade or business.” (Sun Capital Partners III, LP v. New England Teamsters & Trucking Industry Pension Fund, No. 12-2312, 2013 WL 3814984 (1st Cir. 2013)). On remand in March 2016, the U.S. District Court for the District of Massachusetts granted summary judgment to the pension fund, holding three Sun Capital investment funds jointly and severally liable for the pension obligations of their bankrupt portfolio company. Sun Capital’s liability was established on a novel theory, which aggregated the ownership and management activities of parallel and otherwise related funds. Although many practitioners question the holdings in Sun Capital, the possibility of trade or business characterization and fund aggregation remains a risk for our funds and private equity funds generally, especially in the First Circuit. Activities that may indicate the possibility of a trade or business rather than a passive investment include, but are not limited to, management of a portfolio company’s operations, authority with respect to the hiring, termination and compensation of such portfolio company’s employees and agents and receipt of fees or other compensation that offset the management fee for services provided to such portfolio company by the relevant fund or its affiliates. If any of our funds (along with its affiliates) were treated as engaged in a trade or business for purposes of ERISA, then that fund (and certain affiliates of such fund in the same ERISA controlled group (e.g., other controlled portfolio companies)) could be jointly and severally liable to satisfy the liabilities of a specific portfolio company to an ERISA pension plan (i.e., one of our funds might suffer a loss that is greater than its actual investment in a specific portfolio company to the extent that such portfolio company becomes insolvent and is unable to satisfy its own obligations). It should be noted that the test as to whether a fund is engaged in a trade or business for purposes of ERISA may not necessarily be the same as the test that would be used for U.S. Federal income tax purposes.
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
In 2016, the U.S. Department of Labor adopted a regulation that would make it more likely that persons who recommend investments to employee benefit plans and individual retirement accounts would be considered fiduciaries with respect to such plans and accounts for purposes of ERISA and certain provisions of the Internal Revenue Code. This rule, which was scheduled to apply in full force beginning January 1, 2018 but has been delayed until June 2019, could limit our ability to market interests in our funds to certain of these investors.
Regulatory environment for control persons. We could become jointly and severally liable for all or part of fines imposed on portfolio companies of our funds or be fined directly for violations committed by portfolio companies, and such fines imposed directly on us could be greater than those imposed on the portfolio company. The fact that we or one of our funds exercises control or exerts influence (or merely has the ability to exercise control or exert influence) over a company may impose risks of liability (including under various theories of parental liability and piercing the corporate veil doctrines) to us and our funds for, among other things, environmental damage, product defects, employee benefits (including pension and other fringe benefits), failure to supervise management, violation of laws and governmental regulations (including securities laws, anti-trust laws, employment laws, anti-bribery (and other anti-corruption) laws) and other types of liability for which the limited liability characteristic of business ownership and the relevant fund itself (and the limited liability structures that may be utilized by such fund in connection with its ownership of our portfolio companies or otherwise) may be ignored or pierced, as if such limited liability characteristics or structures did not exist for purposes of the application of such laws, rules regulations and court decisions. Under certain circumstances, we could also be held liable under federal securities or state common law for statements made by or on behalf of portfolio companies of our funds. These risks of liability may arise pursuant to U.S. and non-U.S. laws, rules, regulations, court decisions or otherwise (including the laws, rules, regulations and court decisions that apply in jurisdictions in which our funds’ portfolio companies or their subsidiaries are organized, headquartered or conduct business). Such liabilities may also arise to the extent that any such laws, rules, regulations or court decisions are interpreted or applied in a manner that imposes liability on all persons that stand to economically benefit (directly or indirectly) from ownership of portfolio companies, even if such persons do not exercise control or otherwise exert influence over such portfolio companies (e.g., limited partners). Lawmakers, regulators and plaintiffs have recently made (and may continue to make) claims along the lines of the foregoing, some of which have been successful. If these liabilities were to arise with respect to any of our funds or portfolio companies of our funds, the fund or portfolio company might suffer significant losses and incur significant liabilities and obligations that may, in turn, affect our results of operations. The possession or exercise of control or influence over a portfolio company could expose our assets and those of our relevant fund, its partners, general partner, management company and their respective affiliates to claims by such portfolio company, its security holders and its creditors and regulatory authorities or other bodies. While we intend to manage our operations to minimize exposure to these risks, the possibility of successful claims cannot be precluded, nor can there be any assurance to whether such laws, rules, regulations and court decisions will be expanded or otherwise applied in a manner that is adverse to us. Moreover, it is possible that, when evaluating a potential portfolio investment, we, as manager of our funds, funds may choose not to pursue or consummate such portfolio investment, if any of the foregoing risks may create liabilities or other obligations for us, any of our funds or any of their respective affiliates.
Insurance regulation. State insurance departments in the U.S. have broad administrative powers over the insurance business of our U.S. insurance company affiliates, including insurance company licensing and examination, agent licensing, establishment of reserve requirements and solvency standards, premium rate regulation, admissibility of assets, policy form approval, unfair trade and claims practices, marketing practices, advertising, maintaining policyholder privacy, payment of dividends and distributions to shareholders, investments, review and/or approval of transactions with affiliates, reinsurance, acquisitions, mergers and other matters. State regulators regularly review and update these and other requirements.
We are subject to insurance holding company system laws and regulations in the states of domicile of certain insurance companies for which we are (or, with respect to certain pending transactions, will be) deemed to be a control person for purposes of such laws. Specifically, under state insurance laws, we are deemed to be the ultimate parent of Athene Holding’s insurance company subsidiaries, which are domiciled in Delaware, Iowa and New York. In addition, upon the closing of Apollo’s proposed indirect acquisition of an investment in Catalina Holdings (Bermuda) Ltd, which closing is subject to customary regulatory conditions (among others) and is expected to occur in the second or third quarter of 2018, Apollo will be also considered the ultimate parent of certain insurance companies domiciled in California, Colorado, Connecticut, the District of Columbia and New York. Upon the closing of Apollo’s proposed acquisition of an investment in Voya Financial, Inc.’s Closed Block Variable Annuity business, which closing is subject to regulatory approvals and other customary closing conditions and is expected to occur in the third quarter of 2018, Apollo will be considered an ultimate parent of an insurance company domiciled in Iowa. Upon the closing of Apollo’s proposed acquisition of certain shares of common stock of OneMain Holdings, Inc. by funds managed by Apollo, which closing is subject to regulatory approvals and other customary closing conditions and is expected to occur in the second quarter of 2018, Apollo will be considered an ultimate parent of insurance companies domiciled in Indiana and Texas. Each of California, Colorado, Connecticut, Delaware, the District of Columbia, Indiana, Iowa, New York and Texas is a “Domiciliary State”.
Currently, there are proposals to increase the scope of regulation of insurance holding companies in both the U.S. and internationally. The National Association of Insurance Commissioners (the “NAIC”) adopted amendments to the Holding Company Model Act that introduced the concept of “enterprise risk” within an insurance holding company system and imposed more extensive informational reporting regarding parents and other affiliates of insurance companies, with the purpose of protecting domestic insurers from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to domestic insurers. Changes to existing NAIC model laws or regulations must be adopted by individual states or foreign jurisdictions before they will become effective. To date, each of the Domiciliary States has enacted laws to adopt such amendments. Internationally, the International Association of Insurance Supervisors (the “IAIS”) is in the process of adopting a framework for the “group wide” supervision of internationally active insurance groups, including the development of a risk-based global insurance capital standard (“ICS”). The current version of the ICS is in the extended field testing stage. When field testing is completed in 2019, the ICS will be implemented in the following two phases: In the first phase, which will last for five years and which is referred to as the “monitoring period,” the ICS will be used for confidential reporting to group-wide supervisors and discussion in supervisory colleges, and the ICS will not be used as a prescribed capital requirement. After the monitoring period, the ICS will be implemented as a group-wide prescribed capital standard. In addition, in the U.S., the NAIC and the Federal Reserve Board are developing an aggregation method for a group capital calculation. In the U.S., the NAIC has promulgated additional amendments to its insurance holding company system model law that address “group wide” supervision of internationally active insurance groups. To date, each of the Domiciliary States (except for Colorado, the District of Columbia and New York) has adopted a form of these provisions. We cannot predict with any degree of certainty the additional capital requirements, compliance costs or other burdens these requirements may impose on us and our insurance company affiliates.
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
In addition, the Dodd-Frank Act authorized the Treasury Secretary and the Office of the U.S. Trade Representative to negotiate covered agreements. A covered agreement is an agreement between the U.S. and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. Pursuant to this authority, in September 2017, the U.S. and the EU signed a covered agreement (the “EU Covered Agreement”) to address, among other things, group supervision and reinsurance collateral requirements. The EU Covered Agreement became provisionally effective on November 7, 2017, following completion of the EU’s procedural requirements, but must be approved by the European Parliament before treated as “fully” effective. The reinsurance collateral provisions of the EU Covered Agreement may increase competition, in particular with respect to pricing for reinsurance transactions, by lowering the cost at which competitors of Athene Life Re Ltd. (“ALRe”) are able to provide reinsurance to U.S. insurers. We cannot predict with any degree of certainty what impact this increased competition will have on ALRe’s business, whether the EU Covered Agreement will be implemented or what the impact of such implementation will be on Athene Holding or Apollo.
As the ultimate parent of the general partner or manager of certain shareholders of Athene Holding, we are subject to certain insurance laws and regulations in Bermuda, where Apollo (i) is considered a “shareholder controller” of (a) ALRe, a Bermuda Class E insurance company and a wholly owned subsidiary of Athene Holding, a company listed on the New York Stock Exchange and (b) Athora Life Re Ltd., a Bermuda Class E insurance company and a wholly owned subsidiary of Athora Holding Ltd., a Bermuda private company, and (ii) upon the closing of the proposed acquisition of Catalina Holdings (Bermuda) Ltd. by funds managed by Apollo, we will be a shareholder controller of Catalina General Insurance Ltd, a Bermuda Class 3A and Class C insurer and a wholly owned subsidiary of Catalina Holding (Bermuda) Ltd. Each of ALRe, Athora Life Re Ltd., and Catalina General Insurance Ltd is subject to regulation and supervision by the BMA and compliance with all applicable Bermuda law and Bermuda insurance statutes and regulations, including but not limited to the Bermuda Insurance Act. Under the Bermuda Insurance Act, the BMA maintains supervision over the “controllers” of all registered insurers in Bermuda. For these purposes, a “controller” includes a shareholder controller (as defined in the Bermuda Insurance Act). The Bermuda Insurance Act imposes certain notice requirements upon any person that has become, or as a result of a disposition ceased to be, a shareholder controller, and failure to comply with such requirements is punishable by a fine. In addition, the BMA may file a notice of objection to any person or entity who has become a controller of any description where it appears that such person or entity is not, or is no longer, fit and proper to be a controller of the registered insurer, and such person or entity can be subject to fines and imprisonment. These laws may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of controllers of Bermuda insurers.
In addition, upon the closing of the proposed acquisition of Catalina Holdings (Bermuda) Ltd. by funds managed by Apollo, which closing is subject to customary regulatory conditions (among others) and is expected to occur in the second or third quarter of 2018, Apollo will be considered the ultimate parent of certain European insurance companies and will be subject to insurance laws and regulations in the U.K., Ireland and Switzerland. See “Business-Regulatory and Compliance Matters.” These laws and regulations may discourage potential acquisition offers and may delay, deter or prevent the acquisition of qualifying holdings as these affect insurance undertakings in such countries.
Future regulatory changes could adversely affect our businesses. The regulatory environment in which we operate both in the U.S. and outside the U.S. may be subject to changes in regulation. There have been active debates both nationally and internationally over the appropriate extent of regulation and oversight in a number of areas which are or may be relevant to us, including private investment funds and their managers and the so-called “shadow banking” sector.
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
If the SEC or any other governmental authority, regulatory agency or similar body takes issue with our past practices, we will be at risk for regulatory sanction. Even if an investigation or proceeding does not result in a sanction or the sanction imposed is small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm us and our reputation which may adversely affect our results of operations.
Federal, state and foreign anti-corruption and sanctions laws applicable to us and our funds and portfolio companies create the potential for significant liabilities and penalties and reputational harm.
We are subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the U.S. Foreign Corrupt Practices Act (“FCPA”), as well as trade sanctions and export control laws administered by the Office of Foreign Assets Control, or OFAC, the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign governments and their employees and political parties, and requires public companies in the U.S. to keep books and records that accurately and fairly reflect their transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various export control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations relate to a number of aspects of our businesses, including servicing existing fund investors, finding new fund investors, and sourcing new investments, as well as activities by the portfolio companies of our funds. In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the U.K. has significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure compliance by us and our personnel with the FCPA and other applicable anticorruption and anti-bribery laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anticorruption laws or anti-bribery laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and/or financial position.
In June 2010, the SEC adopted a “pay-to-play” rule that restricts politically active investment advisors from managing state pension funds. The rule prohibits, among other things, a covered investment advisor from receiving compensation for advisory services provided to a government entity (such as a state pension fund) for a two-year period after the advisor, certain covered employees of the advisor or any covered political action committee controlled by the advisor or its employees makes a political contribution to certain government officials. In addition, a covered investment advisor is prohibited from engaging in political fundraising activities for certain elected officials or candidates in jurisdictions where such advisor is providing or seeking governmental business. The Financial Industry Regulatory Authority (“FINRA”) has proposed its own set of “pay to play” regulations, which are similar to the SEC’s regulations. The proposed FINRA rule would effectively prohibit the receipt of compensation from state or local government agencies for solicitation and distribution activities within two years of a prohibited contribution by a broker-dealer or one of its covered associates. In December 2015, FINRA submitted revised proposals to the SEC for adoption and we are awaiting the release of the final regulations. There have also been similar laws, rules and regulations and/or policies adopted by a number of states and municipal pension plans, which prohibit, restrict or require disclosure of payments to (and/or certain contracts with) state officials by individuals and entities seeking to do business with state entities, including investment by public retirement funds. Any failure on our part to comply with these rules could expose us to significant penalties and reputational damage.
The Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRA”) expanded the scope of U.S. sanctions against Iran. Notably, ITRA generally prohibits foreign entities that are majority owned or controlled by U.S. persons from engaging in transactions with Iran. However, pursuant to the Joint Comprehensive Plan of Action (the “JCPOA”), which was implemented on January 16, 2016, such foreign entities may now engage in Iran-related transactions authorized by OFAC under General License H. In addition, Section 219 of ITRA amended the Exchange Act to require public reporting companies to disclose in their annual or quarterly reports certain dealings or transactions the company or its affiliates engaged in during the previous reporting period involving Iran or other individuals and entities targeted by certain OFAC sanctions. In some cases, ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law or were conducted outside of the U.S. by a non-U.S. entity. Companies that may be considered our affiliates have publicly filed and/or provided to us the disclosures reproduced in each of the Company’s Annual Reports on Form 10-K filed on March 3, 2014 and March 1, 2013 and the Company’s Quarterly Report on Form 10-Q filed on November 12, 2013. We have not independently verified or participated in the preparation of these disclosures. We are required to separately file, concurrently with this annual report, a notice that such activities have been disclosed in this annual report. The SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.
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
A portion of our revenues, earnings and cash flow is highly variable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis, and we do not intend to regularly provide comprehensive earnings guidance, which may cause the price of our Class A shares and our Preferred shares to be volatile.
A portion of our revenues, earnings and cash flow is highly variable, primarily due to the fact that incentive income from our private equity funds and certain of our credit and real assets funds, which constitutes the largest portion of income from our combined businesses, and the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. In addition, the investment returns of most of our funds are volatile. We may also experience fluctuations in our results from quarter to quarter and year to year due to a number of other factors, including changes in the values of our funds’ investments, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Our future results will also be significantly dependent on the success of our larger funds (e.g., Fund VIII and Fund IX), changes in the value of which may result in fluctuations in our results. In addition, incentive income from our private equity funds and certain of our credit and real assets funds is subject to contingent repayment by the general partner if, upon the final distribution, the relevant fund’s general partner has received cumulative carried interest on individual portfolio investments in excess of the amount of incentive income it would be entitled to from the profits calculated for all portfolio investments in the aggregate. See “—Poor performance of our funds would cause a decline in our revenue and results of operations, may obligate us to repay incentive income previously paid to us and would adversely affect our ability to raise capital for future funds.” Such variability may lead to volatility in the trading price of our Class A shares and our Preferred shares and cause our results for a particular period not to be indicative of our performance in a future period. It may be difficult for us to achieve steady growth in earnings and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the price of our Class A shares and our Preferred shares or increased volatility in the price of our Class A shares and our Preferred shares in general.
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
Because a portion of our revenue, earnings and cash flow can be highly variable from quarter to quarter and year to year, we do not plan to provide any comprehensive guidance regarding our expected quarterly and annual revenues, earnings and cash flow. The lack of comprehensive guidance on a regular and consistent basis may affect the expectations of public market investors and could cause increased volatility in the price of our Class A shares and our Preferred shares.
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
We compete in all aspects of our businesses with a large number of investment management firms, private equity, credit and real assets fund sponsors and other financial institutions. A number of factors serve to increase our competitive risks:

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

•
there are relatively few barriers to entry impeding other alternative investment management firms from implementing an integrated platform similar to ours or the strategies that we deploy at our funds, such as distressed investing, which we believe are competitive strengths of ours; and

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
Our success depends on our ability to retain our investment professionals and recruit additional qualified personnel. We anticipate that it will be necessary for us to add investment professionals as we pursue our growth strategy. However, we may not succeed in recruiting additional personnel or retaining current personnel, as the market for qualified investment professionals is extremely competitive. Our investment professionals possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities, and in certain cases have key relationships with our fund investors. Therefore, if our investment professionals join competitors or form competing companies it could result in the loss of significant investment opportunities and certain existing fund investors. Additionally, recent changes in law in the U.S. and U.K. have increased the tax rate on various income streams used to compensate investment professionals. More specifically, in December 2017, President Trump signed into law Public Law Number 115-97, formerly known as the Tax Cuts and Jobs Act (the “TCJA”). The TCJA changed the holding period requirement for investment professionals to receive long-term capital gain treatment on carried interest for taxable years beginning after December 31, 2017. Going forward, incentive income attributable to gains with respect to assets held for three years or less will be treated as short-term capital gains and taxed at ordinary income rates. There remains uncertainty as to whether these rules may be further modified in the future to be even broader in scope. States and other jurisdictions in the past have also considered legislation to increase taxes with respect to incentive income. For example, New York has periodically considered legislation under which non-residents of New York could be subject to New York state income tax on income in respect of our Class A shares as a result of certain activities of our affiliates in New York, and recently Governor Cuomo, as a response to certain aspects of the TCJA, proposed legislation to reform the treatment of incentive income in New York to tax such income at higher rates. Additional details of Governor Cuomo’s proposal remain unclear, and it is uncertain when or whether such legislation would be enacted. In addition, the U.K. implemented legislation effective from April 2015 that changed the scope and tax rate for incentive income, particularly for individuals who have immigrated to the U.K., so called “non-domiciled individuals”. Further, from 2016, legislation that taxes incentive income as deemed trading income has come into force impacting partners of Apollo Management International LLP who have an interest in funds that have a weighted average holding period of fewer than 40 months. Because a portion of certain investment professionals compensation is the receipt of an equity interest in our businesses or a right to receive incentive income, the potentially less favorable tax treatment of incentive income in the U.S. or the U.K. could adversely affect our ability to recruit, retain and motivate our current and future investment professionals or require us to alter our approach to compensating investment professionals. Fluctuations in the distributions to investment professionals generated from incentive income could also impair our ability to attract and retain qualified personnel.
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
Additionally, any expansion of our businesses could result in significant increases in our outstanding indebtedness and debt service requirements, which would increase the risks of investing in our Class A shares and our Preferred shares, and may adversely impact our results of operations and financial condition.
We also may not be successful in identifying new investment strategies or geographic markets that increase our profitability, or in identifying and acquiring new businesses that increase our profitability. Because we have not yet identified these potential new investment strategies, geographic markets or businesses, we cannot identify for you all the risks we may face and the potential adverse consequences on us and your investment that may result from our attempted expansion. We also do not know how long it may take for us to expand, if we do so at all. We have also entered into strategic partnerships, separately managed accounts and sub-advisory arrangements, which lack the scale of our traditional funds and are more costly to administer. The prevalence of these accounts may also present conflicts and introduce complexity in the deployment of capital. We have total discretion, at the direction of our manager, without needing to seek approval from our board of directors or shareholders, to enter into new investment strategies, geographic markets and businesses, other than expansions involving transactions with affiliates which may require board approval.
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
Because certain of our funds’ investments rely heavily on the use of leverage, our ability to achieve attractive rates of return on investments will depend on our continued ability to access sufficient sources of indebtedness at attractive rates. For example, in many of our private equity fund investments, indebtedness may constitute 70% or more of a portfolio company’s total debt and equity capitalization, including debt that may be incurred in connection with the investment, and a portfolio company’s leverage may increase as a result of recapitalization transactions subsequent to the company’s acquisition by a private equity fund. The absence of available sources of senior debt financing for extended periods of time could therefore materially and adversely affect our funds. An increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments. Increases in interest rates could also make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital. The TCJA also introduced a new limitation on the deductibility of interest for U.S. Federal income tax purposes for corporations and pass-through entities. For taxable years beginning after December 31, 2017, taxpayers may no longer deduct business interest expense in excess of the sum of (i) business interest income and (ii) 30% of “adjusted taxable income” (which is similar to EBITDA for taxable years beginning before January 1, 2022, and similar to EBIT for taxable years beginning thereafter). Notably these limitations apply to existing debt and there are no transitional rules. Although the impact of this limitation will vary across our portfolio companies, it is possible that we may not be able to utilize the same amount of leverage to finance investments going forward or that a material amount of interest expense may not be deductible for U.S. Federal income tax purposes by our portfolio companies, both of which may have a material impact on our rates of return on investments. See “-Recently enacted U.S. tax legislation may materially adversely affect our results of operation and cash flows and may have adverse tax consequences for certain of our Class A shareholders.”
In addition, a portion of the indebtedness used to finance certain of our fund investments often includes high-yield debt securities. Availability of capital from the high-yield debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all. For example, the dislocation in the credit markets which we believe began in July 2007 and the record backlog of supply in the debt markets resulting from such dislocation materially affected the ability and willingness of banks to underwrite new high-yield debt securities for an extended period. To the extent that there are limits the amount or cost of financing our funds are able to obtain, the returns on our funds’ investments may suffer.
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
In addition to our private equity funds, many of our other funds may choose to use leverage as part of their respective investment programs and regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. Our credit and real assets funds may borrow money from time to time to purchase or carry securities. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried, and will be lost-and the timing and magnitude of such losses may be accelerated or exacerbated-in the event of a decline in the market value of such securities. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings. The inability to obtain such financing on attractive terms may impact our funds’ ability to achieve targeted rates of return.
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
Certain of our funds may invest in high-yield, below investment grade or unrated debt, or securities of companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Such investments are subject to a greater risk of poor performance or loss.
Certain of our funds, especially our credit funds, may invest in below investment grade or unrated debt, including corporate loans and bonds, each of which generally involves a higher degree of risk than investment grade rated debt, and may be less liquid. Issuers of high yield or unrated debt may be highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. As a result, high yield or unrated debt is often less liquid than investment grade rated debt. Also, investments may be made in loans and other forms of debt that are not marketable securities and therefore are not liquid. In the absence of hedging measures, changes in interest rates generally will also cause the value of debt investments to vary inversely to such changes. The obligor of a debt security or instrument may not be able or willing to pay interest or to repay principal when due in accordance with the terms of the associated agreement and collateral may not be available or sufficient to cover such liabilities. Commercial bank lenders and other creditors may be able to contest payments to the holders of other debt obligations of the same obligor in the event of default under their commercial bank loan agreements. Sub-participation interests in syndicated debt may be subject to certain risks as a result of having no direct contractual relationship with underlying borrowers. Debt securities and instruments may be rated below investment grade by recognized rating agencies or unrated and face ongoing uncertainties and exposure to adverse business, financial or economic conditions and the issuer’s failure to make timely interest and principal payments.
Certain of our funds, especially our credit funds, may invest in business enterprises that are or may become involved in work-outs, liquidations, spin-offs, reorganizations, bankruptcies and similar transactions, and may purchase non-performing loans or other high-risk receivables. An investment in such a business enterprise entails the risk that the transaction in which such business enterprise is involved either will be unsuccessful, will take considerable time or will result in a distribution of cash or a new security the value of which will be less than the purchase price to the fund of the security or other financial instrument in respect of which such distribution is received. In addition, if an anticipated transaction does not in fact occur, the fund may be required to sell its investment at a loss. Investments in troubled companies may also be adversely affected by U.S. Federal and state laws relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and a bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims. Investments in securities and private claims of troubled companies made in connection with an attempt to influence a restructuring proposal or plan of reorganization in a bankruptcy case may also involve substantial litigation. Because there is substantial uncertainty concerning the outcome of transactions involving financially troubled companies, there is a potential risk of loss by a fund of its entire investment in such company. Moreover, a major economic recession could have a materially adverse impact on the value of such securities.
Adverse publicity and investor perceptions, whether or not based on fundamental analysis, may also decrease the value and liquidity of securities rated below investment grade or otherwise adversely affect our reputation. For example, certain of our funds, especially our credit funds, may receive equity in exchange for debt securities of troubled companies in which they have invested, and thus become equity owners of business enterprises that have not been subject to the same level or kind of due diligence investigation that our funds would typically conduct in connection with an equity investment. This could result in adverse publicity, reputational harm, and possibly control person liability in certain circumstances depending on the size of the funds’ equity stake and other factors.
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

Reliance on computer hardware and software systems. There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an alternative investment management firm, we hold a significant amount of confidential and sensitive information about, among other things, our investors, the portfolio companies of our funds and potential fund investments. As a result, we may face a heightened risk of a security breach or disruption with respect to this information resulting from an attack by computer hackers, foreign governments or cyber terrorists. For example, we and our employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures and technology may not adequately prevent security breaches. In addition, the unavailability of the information systems or the failure of these systems to perform as anticipated for any reason could disrupt our businesses and could result in decreased performance and increased operating costs, causing our businesses and results of operations to suffer. Any significant interruption or failure of our information systems or any significant breach of security could adversely affect our businesses and results of operations. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cyber security also has become a top priority for regulators around the world. For example, in 2016, one of the examination priorities identified by the SEC’s Office of Compliance Inspections and Examinations’ (OCIE) was to review investment firms’ cyber security procedures and controls. Our funds' portfolio companies also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses.
Errors made in the execution, confirmation or settlement of transactions. We face operational risk from errors made in the execution, confirmation or settlement of transactions. We also face operational risk from transactions not being properly recorded, evaluated or accounted for in our funds. In particular, our credit business is highly dependent on our ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. New investment products we may introduce could create a significant risk that our existing systems may not be adequate to identify or control the relevant risks in the investment strategies employed by such new investment products. In addition, our and our third party service providers’ information systems and technology might not be able to accommodate our growth, and the cost of maintaining such systems might increase from its current level. These risks could cause us to suffer financial loss, a disruption of our businesses, liability to our funds, regulatory intervention and reputational damage.
Dependence on our New York based headquarters and third-party vendors. We depend on our headquarters, which is located in New York City, for the operation of many of our businesses. We are also dependent on an increasingly concentrated group of third party vendors that we do not control for hosting solutions and technologies. We also rely on third-party service providers for certain aspects of our businesses, including for certain information systems, technology and administration of our funds and compliance matters. A disaster, disruption or compromise in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, or directly affecting our headquarters, may have an adverse impact on our ability to continue to operate our businesses without interruption which could have a material adverse effect on us. Our disaster recovery and business continuity programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
Failure to maintain the security of our information and technology networks, including personally identifiable and investor information, intellectual property and proprietary business information could have a material adverse effect on us.
We are subject to various risks and costs associated with the collection, handling, storage and transmission of sensitive information, including those related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems collecting such information. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our employees and our investors, in our data centers and on our networks. The secure processing, maintenance and transmission of this information are critical to our operations. Although we take various measures and have made, and expect to continue to make, significant investments to ensure the integrity of our systems and to safeguard against such failures or security breaches, there can be no assurance that these measures and investments will provide protection. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee or other personally identifiable or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us by the U.S. Federal and state governments, the EU or other jurisdictions or by various regulatory organizations or exchanges. One such example is the General Data Protection Regulation adopted by the EU in May 2016, which provides for significant penalties for noncompliance beginning in May 2018. Thus, any inability, or perceived inability, to adequately address privacy and data protection concerns, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations, even if unfounded, could result in additional cost and liability, disrupt our operations and the services we provide to investors, damage our reputation, result in a loss of a competitive advantage, impact our ability to provide timely and accurate financial data, and cause a loss of confidence in our services and financial reporting, which could adversely affect our businesses, revenues, competitive position and investor confidence.
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
With respect to our funds that are subject to the Investment Company Act, following the initial two years of operation each fund’s investment management agreement must be approved annually by (i) such fund’s board of directors or by the vote of a majority of the funds’ shareholders and (ii) in each case, also by the majority of the independent members of such fund’s board of directors. Each investment management agreement for such funds can also be terminated on not more than 60 days’ notice by the funds’ board of directors or by a vote of a majority of the outstanding shares. Currently, AFT and AIF, each a registered investment company under the Investment Company Act, and AINV, a registered investment company that has elected to be treated as a business development company under the Investment Company Act, are subject to these provisions of the Investment Company Act. We have also been engaged as a sub-advisor for funds that are subject to the Investment Company Act, and those sub-advisory agreements contain, among other things, renewal and termination provisions that are substantially similar to the investment management agreements for each of AFT, AIF and AINV. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations.
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
We have senior notes and loans outstanding and an undrawn revolving credit facility described in note 11 to our consolidated financial statements. We may choose to finance our business operations through further borrowings. Our existing and future indebtedness exposes us to the typical risks associated with the use of leverage, including those discussed above under “—Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.” These risks are exacerbated by certain of our funds’ use of leverage to finance investments and, if they were to occur, could cause us to incur additional cash taxes due to limits on interest deductibility or to suffer a decline in the credit ratings assigned to our debt by rating agencies, if any, which might result in an increase in our borrowing costs or result in other material adverse effects on our businesses.
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
In addition, we may not be able to obtain or maintain sufficient insurance on commercially reasonable terms or with adequate coverage levels against potential liabilities we may face in connection with potential claims, which could have a material adverse affect on our business. We may face a risk of loss from a variety of claims, including related to securities, antitrust, contracts, fraud and various other potential claims, whether or not such claims are valid. Insurance and other safeguards might only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by our insurance policies, we may be required to pay a substantial amount in respect of such successful claim. Certain losses of a catastrophic nature, such as wars, earthquakes, typhoons, terrorist attacks or other similar events, may be uninsurable or may only be insurable at rates that are so high that maintaining coverage would cause an adverse impact on our business, our investment funds and their portfolio companies. In general, losses related to terrorism are becoming harder and more expensive to insure against. Some insurers are excluding terrorism coverage from their all-risk policies. In some cases, insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total cost of casualty insurance for a property. As a result, we, our investment funds and their portfolio companies may not be insured against terrorism or certain other catastrophic losses.
Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our businesses.
As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds have overlapping investment objectives, including funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action. Conflicts of interest may also exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and portfolio companies of our funds. In addition, fund investors (or holders of Class A shares or Preferred shares) may perceive conflicts of interest regarding investment decisions for funds in which our

Managing Partners, who have and may continue to make significant personal investments in a variety of Apollo funds, are personally invested. Similarly, conflicts of interest may exist with our manager, which is allowed under our organizational documents to manage our actions as it desires, without considering the interests of our shareholders. Finally, due to recent changes in the tax treatment of carried interest introduced by the TCJA in the U.S. and various Finance Acts in the U.K., conflicts of interest may arise with investors in certain of our funds in connection with the general partner’s decisions with respect to investments of our funds.
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
Information barriers. We currently operate without information barriers that some other investment management firms implement to separate business units and/or to separate persons who make investment decisions from others who might possess material non-public information that could influence such decisions.  Our Managing Partners, investment professionals or other employees may acquire confidential or material non-public information and, as a result, be restricted from initiating transactions in certain securities. In an effort to manage possible risks arising from our decision not to implement such screens, we maintain a code of ethics and provide training to relevant personnel.  In addition, our compliance department maintains a list of restricted securities with respect to which we may have access to material non-public information and in which our funds may be subject to trading restrictions.  In the event that any of our employees obtains such material non-public information, we may be restricted in acquiring or disposing of investments on behalf of our funds, which could impact the returns generated for such funds. Notwithstanding the maintenance of restricted securities lists and other internal controls, it is possible that the internal controls relating to the management of material non-public information could fail and result in us, or one of our investment professionals, buying or selling a security while, at least constructively, in possession of material non-public information.  Inadvertent trading on material non-public information could have adverse effects on our reputation, result in the imposition of regulatory or financial sanctions and, as a consequence, negatively impact our ability to provide our investment management services to our funds and clients.  While we currently operate without information barriers on an integrated basis, we could be required by certain regulations, or decide that it is advisable, to establish information barriers.  In such event, our ability to operate as an integrated platform could also be impaired, which would limit management’s access to our personnel and impair its ability to manage our investments.  The establishment of such information barriers may also lead to operational disruptions and result in restructuring costs, including costs related to hiring additional personnel as existing investment professionals are allocated to either side of such barriers, which may adversely affect our business.

Broker-dealer. AGS, an affiliate of ours, which is a broker-dealer registered with the SEC and a member of FINRA, is authorized to perform services relating to the placement of debt and securities. AGS also provides advisory services to portfolio companies and our funds in connection with corporate transactions. Additionally, certain of our affiliates and/or our funds’ portfolio companies are engaged in the loan origination and/or servicing businesses, and may originate, structure, arrange and/or place loans to our funds and portfolio companies. In connection with their services to our funds and portfolio companies, such affiliates may receive transaction and other fees from our funds and/or portfolio companies.  Consequently, our relationship with these affiliates may give rise to conflicts of interest between us and portfolio companies of our funds.
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
Whenever a potential conflict of interest exists between us and our manager, our manager shall resolve such conflict of interest. If our manager determines that its resolution of the conflict of interest is on terms no less favorable to us than those generally being provided to or available from unrelated third parties or is fair and reasonable to us, taking into account the totality of the relationships between us and our manager, then it will be presumed that in making this determination, our manager acted in good faith. A shareholder seeking to challenge this resolution of the conflict of interest would bear the burden of overcoming such presumption. This is different from the situation with Delaware corporations, where a conflict resolution by an interested party would be presumed to be unfair and the interested party would have the burden of demonstrating that the resolution was fair. Such modifications of fiduciary duties are expressly permitted by Delaware law. Hence, we and our shareholders would have recourse and be able to seek remedies against our manager only if our manager breaches its obligations pursuant to our operating agreement. Unless our manager breaches its obligations pursuant to our operating agreement, we and our shareholders would not have any recourse against our manager even if our manager were to act in a manner that was inconsistent with traditional fiduciary duties. Furthermore, even if there has been a breach of the obligations set forth in our operating agreement, our operating agreement provides that our manager and its officers and directors would not be liable to us or our shareholders for errors of judgment or for any acts or omissions unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that the manager or its officers and directors acted in bad faith or engaged in fraud or willful misconduct. These provisions are detrimental to the shareholders because they restrict the remedies available to them for actions that without those limitations might constitute breaches of duty, including fiduciary duties.
Also, if our manager obtains the approval of the conflicts committee of the Company’s board of directors, the resolution will be conclusively deemed to be fair and reasonable to us and not a breach by our manager of any duties it may owe to us or our shareholders. This is different from the situation with Delaware corporations, where a conflict resolution by a committee consisting solely of independent directors may, in certain circumstances, merely shift the burden of demonstrating unfairness to the plaintiff. If you purchase a Class A share or a Preferred share, you will be treated as having consented to the provisions set forth in the operating agreement, including provisions regarding conflicts of interest situations that, in the absence of such provisions, might be considered a breach of fiduciary or other duties under applicable state law. As a result, shareholders will, as a practical matter, not be able to successfully challenge an informed decision by the conflicts committee.
Potential carried interest related conflicts with investors in our funds. Under recently enacted amendments to U.S. tax law pursuant to the TCJA, capital gain in respect of a general partner’s carried interest distributions from certain of our funds will be treated as short-term capital gain unless the fund holds the relevant investment for more than three years, as opposed to the general rule that capital gain from the disposition of investments held for more than one year is treated as long-term capital gain. Similar rules introduced in the U.K. applying to partners of our U.K. LLPs tax as ordinary income returns from certain funds that have a weighted average holding period of fewer than 40 months (with transitional rules applying between 36-40 months). As a consequence, conflicts of interest may arise in connection with a general partner’s investment decisions, including regarding the identification, making, management, disposition and, in each case, timing of a fund’s investments, and we may not realize the most tax efficient treatment of our incentive income in all of our funds going forward.
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
AGS may act as an underwriter in securities offerings. We may incur losses and be subject to reputational harm to the extent that, for any reason, AGS is unable to sell securities or indebtedness that it purchased as an underwriter at the anticipated price levels. As an underwriter, AGS is also subject to potential liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings that AGS underwrites.
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
Our distressed investment strategies depend in part on our ability to successfully predict the occurrence of certain corporate events, such as debt and/or equity offerings, restructurings, reorganizations, mergers, takeover offers and other transactions, that we believe will improve the condition of the business. If the corporate event we predict is delayed, changed or never completed, the market price and value of the applicable fund’s investment could decline sharply.
In addition, these investments could subject us to certain potential additional liabilities that may exceed the value of our original investment. Under certain circumstances, payments or distributions on certain investments may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, a preferential payment or similar transaction under applicable bankruptcy and insolvency laws. In addition, under certain circumstances, a lender that has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated or disallowed, or may be found liable for damages suffered by parties as a result of such actions. In the case where the investment in securities of troubled companies is made in connection with an attempt to influence a restructuring proposal or plan of reorganization in bankruptcy, our funds and/or we may become involved in substantial litigation.

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
When our funds invest in assets denominated in currencies that differ from the currency that the relevant fund is denominated in, fluctuations in currency rates could impact fund performance. We also manage a number of funds which are denominated in U.S. Dollars but invest primarily or exclusively in assets denominated in foreign currencies and therefore whose performance can be negatively impacted by strengthening of the U.S. Dollar even if the underlying investments perform well in local currency.
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
We have a strategic relationship with Athene and Athora from which we derive a significant contribution to our revenue and that could give rise to real or apparent conflicts of interest.
We currently derive a significant contribution to our revenue across our business segments from our investment in and strategic relationship with Athene and Athora, which was the holding company of Athene’s European operations that was recently deconsolidated from Athene. Certain of our subsidiaries receive investment management and advisory fees from Athene or Athora in exchange for a suite of services for their investment portfolio. Through its subsidiaries, Apollo managed or advised $84.8 billion of AUM in accounts owned by or related to Athene and Athora as of December 31, 2017. Our investment management and advisory agreements with Athene and Athora are terminable under certain circumstances. If such investment management and advisory agreements were terminated or fees lowered it could have a material adverse effect on our business, results of operations and financial condition. In addition, Apollo had an approximate 8.8% economic ownership interest in Athene Holding as of December 31, 2017, which comprises Apollo’s direct 8.5% economic ownership interest in Athene Holding plus its proportionate 0.3% economic ownership interest through certain of its related parties which invest in Athene. Fluctuations in the value of Athene and Athora, including as a result of changes in taxation of Athene introduced by the TCJA, could have an adverse effect on our results and financial condition. See “—Recently enacted U.S. tax legislation may materially adversely affect our results of operation and cash flows and may have adverse tax consequences for certain of our Class A shareholders”
A number of Apollo entities receive incentive fees from Athene and Athora, have investments in Athene and Athora, and manage funds or accounts with investments in Athene and Athora from which incentive income may be earned. Athene also invests directly in various Apollo-managed funds and entities and we earn fees in respect of such investments. The Chairman, Chief Executive Officer and Chief Investment Officer of Athene is also an employee of AAM and five of Athene’s 12 directors are employees of, or consultants to, Apollo. These persons have fiduciary duties to Athene in addition to the duties that they have to Apollo. As a result, there may be real or apparent conflicts of interest with respect to matters affecting Apollo, Apollo-managed funds and their portfolio companies and Athene and Athora. In addition, conflicts of interest could arise with respect to transactions involving business dealings between Apollo, Athene and Athora and their respective affiliates.
While we expect our strategic relationship with Athene and Athora to continue for the foreseeable future, there can be no assurance that the benefit we receive from Athene and Athora will not decline due to a disruption or decline in Athene’s or Athora’s business or a change in our relationship with Athene and Athora, including our investment management agreements with Athene and Athora. Moreover, Athene and Athora are subject to significant regulatory oversight, changes to which may adversely affect either of their performance. We may be unable to replace a decline in the revenue that we derive from our investment in, and strategic relationship with, Athene and Athora on a timely basis or at all if our relationship with Athene and Athora were to change or if Athene or Athora were to experience a material adverse impact to their businesses.
Some of our funds invest in foreign countries and securities of issuers located outside of the U.S., which may involve foreign exchange, political, social, economic and tax uncertainties and risks.
Some of our funds invest all or a portion of their assets in the equity, debt, loans or other securities of issuers located outside the U.S. In addition to business uncertainties, such investments may be affected by changes in exchange rates as well as political, social and economic uncertainty affecting a country or region. Many financial markets are not as developed or as efficient as those in the U.S., and as a result, liquidity may be reduced and price volatility may be higher. The legal and regulatory environment may also be different, particularly with respect to bankruptcy and reorganization. Financial accounting standards and practices may differ, and there may be less publicly available information in respect of such companies.
Restrictions imposed or actions taken by foreign governments may adversely impact the value of our funds’ investments. Such restrictions or actions could include exchange controls, seizure or nationalization of foreign deposits or other assets and adoption of other governmental restrictions that adversely affect the prices of securities or the ability to repatriate profits on investments or the capital invested itself. Income received by our funds from sources in some countries may be reduced by withholding and other taxes. Any such taxes paid by a fund will reduce the net income or return from such investments. Our fund investments could also expose us to risks associated with trade and economic sanctions prohibitions or other restrictions imposed by the U.S. or other governments or organizations, including the United Nations, the EU and its member countries, such as the sanctions against certain Russian entities and individuals. While our funds will take these factors into consideration in making investment decisions, including when hedging positions, our funds may not be able to fully avoid these risks or generate targeted risk-adjusted returns.
The Organization for Economic Co-operation and Development (“OECD”) and other government agencies globally have continued to recommend and implement changes related to the taxation of multinational companies. On October 5, 2015 the OECD published 13 final reports and an explanatory statement outlining consensus actions under the OECD/G20 Base Erosion and Profit Shifting (BEPS) project. This project involves a coordinated multijurisdictional approach to increase transparency and exchange of information in tax matters, and to address weaknesses of the international tax system that create opportunities for BEPS by multinational companies. The reports cover measures such as new minimum standards, the revision of existing standards, common approaches which will facilitate the convergence of national practices, and guidance drawing on best practices.
Implementation into domestic legislation may not be uniform across the participating states; certain actions give states options for implementation, certain actions are recommendations only and other jurisdictions may elect to only partially implement rules where it is in the state’s interest. On November 24, 2016, the OECD published the text of the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent BEPS, which is intended to expedite the interaction of the tax treaty changes of the BEPS project. On June 7, 2017, the first wave of countries (68 in total) participated in the signing ceremony of the multilateral instrument (“MLI”). Various other countries are also expected to sign up over time. Once in effect, the intention is that the new MLI will override and complement certain provisions in existing bilateral Tax Treaties. The MLI does not have immediate effect but, rather, when it applies will depend on a number of factors, including further steps required to ratify changes to treaties according to the local law of the signatory countries. The earliest date on which we might expect to see the impact of the MLI is January 1, 2018 but, in most cases, 2019 or later seems more likely. There is a lack of certainty as to how the majority of the signatories will apply the MLI and from when. As a result, significant uncertainty remains around the access to Tax Treaties for the investments of our funds, which could create situations of double taxation and adversely impact the investment returns of our funds.
In addition, there are additional transfer pricing and standardized country by country (“CbC”) reporting requirements being implemented under the BEPS actions which may place additional administrative burden on our management team or portfolio company management and ultimately could lead to increased cost which could adversely affect profitability. For example, Luxembourg has introduced additional transfer pricing regulations as from January 1, 2017, that apply to intragroup financing activities and that are in line with the recommendations with the BEPS Action Plan. This has not significantly impacted our investments to date but has required some actions and adjustments in the structuring of our investments and in the maintenance and documentation of our investments. Additional information from these sources and other documentation held by tax authorities is expected to be subject to greater information sharing under Automatic Exchange of Information provisions under BEPS and specific local arrangements such as the EU’s automatic exchange of cross-border rulings directive. Many tax authorities are unfamiliar with asset management businesses and dealing with challenges from tax authorities reviewing such information may also place additional administrative burden on our management team or portfolio company management and ultimately could lead to increased cost which could adversely affect profitability.
The European Union has taken steps to implement a consistent application of BEPS project type principles between Member States through the Anti-Tax Avoidance Directive issued by the European Council on July 12, 2016 (“ATAD”), and amended on February 28, 2017 and on May 12, 2017 (“ATAD II”). This Directive might impact the investments of our funds. The Directive should be transcribed in local law and applicable as from January 1, 2019 and January 1, 2020 for some provisions (exit taxation and anti-hybrid rules). This would result in the introduction into the tax laws of EU Member States, of interest limitation rules inspired by the German rules depicted above but also controlled foreign company rules, a general anti-abusive provision, an exit taxation provision and some anti-hybrid rules impacting the transactions between EU Member States but also between EU Member States and third countries. . The ATAD rules may place additional administrative burden on our management team or portfolio company management to assess the impact of such rules on the investments of our funds and ultimately could lead to increased cost which could adversely affect profitability. The ATAD rules may also impact the investment returns of our funds.
Countries including various EU countries have been moving forward on the BEPS agenda independent of agreement and finalization of the BEPS action items and currently are in the process of adapting and introducing the necessary legislation. Certain European jurisdictions have adopted legislation that may limit deductibility of interest and other financing expenses in companies in which our funds have invested or may invest in the future. For example, under the German interest barrier rule, the tax deduction available to a company in respect of a net interest expense (interest expense less interest income) is limited to 30% of EBITDA. Interest expense in excess of the interest deduction limitation may be carried forward indefinitely (subject to change in ownership restrictions) and used in future periods against all profits and gains (again subject to the interest barrier rule in the respective year in the future). France has also introduced similar limits on interest deductibility. Our businesses are subject to the risk that similar measures will be introduced in other EU countries as a result of the new European tax directive (Anti-Tax Avoidance Directive signed in June 2016 as amended) in which they currently have investments or plan to invest in the future, or that other legislative or regulatory measures might be promulgated in any of the countries in which we operate that adversely affect our businesses.

Similarly, the U.K. introduced Anti-Hybrid provisions with effect from 1 January 2017. The scope of these rules is wide-reaching, in certain instances beyond the scope proposed by the BEPS initiative, and can apply to disallow certain payments or ‘quasi-payments’ for U.K. corporation tax purposes involving U.K. or non-U.K. hybrid entities. Where hybrid entities exist within a portfolio company structure, this may place additional administrative burden on our management team or portfolio company management to assess the impact of the rules and potentially create additional tax costs.
Separately, as a result of the complexity of, and lack of clear precedent or authority with respect to, the application of various income tax laws to our structures, the application of rules governing how transactions and structures should be reported is also subject to differing interpretations. Certain jurisdictions where our funds have made investments, have sought to tax investment gains or other returns (including those from real estate) derived by nonresident investors, including private equity funds, from the disposition of the equity in companies operating in those jurisdictions. In some cases this development is the result of new legislation or changes in the interpretation of existing legislation and local authority assertions that investors have a local taxable presence or are holding companies for trading purposes rather than for capital purposes, or are not otherwise entitled to treaty benefits. In addition, the tax authorities in certain jurisdictions have sought to deny the benefits of income tax treaties for withholding taxes on interest and dividends of nonresident entities, if the entity is not the beneficial owner of the income but rather a mere conduit company inserted primarily to access treaty benefits.
Outside of the BEPS agenda countries continue to develop their own domestic anti-avoidance provisions. Such provisions can be general or targeted in nature.
India has introduced General Anti-Avoidance Rule (GAAR) provisions in its tax law in 2012 that have become effective as of April 1, 2017. The objective of GAAR is to deny tax benefit in an arrangement which has been entered into with the main purpose to obtain tax benefit and which lacks commercial substance or creates rights and obligations which are not at arm’s length principle or results in misuse of tax law provisions or is carried out by means or in a manner which are not ordinarily employed for bona fide purposes. Such an arrangement is termed in the GAAR provisions as “impermissible avoidance agreement”. As regards foreign investors, GAAR provisions would mainly impact those investors who claim treaty benefits to eliminate or minimize tax outlay in India. Acceding to the representations made by the foreign investors and other stakeholders, the Indian government has clarified that GAAR provisions would not apply in the following cases:

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
The U.K. has also enacted legislation that may affect our funds’ investments. The U.K. Diverted Profits Tax (“DPT”) regime was introduced with effect from April 1, 2015 as a tax separate from the U.K.’s existing Corporate Income Tax regime. DPT charges a rate of 25% on profits that, under the terms of the legislation, are considered to have been eroded from the U.K. tax base. The DPT legislation is intended to counteract and deter contrived arrangements used by multinational corporate groups which, it is argued, have resulted in the erosion of the U.K. tax base. DPT operates through two main rules: (i) the first rule aims to prevent U.K. tax resident companies (“U.K. PEs”) from creating tax advantages through transacting with entities that lack economic substance; and (ii) the second rule aims to counteract arrangements by which foreign companies sell into the U.K. whilst avoiding the creation of a U.K. PE. The legislation is worded so that where it is “reasonable to assume” a U.K. company is party to an arrangement that lacks economic substance and which results in a tax advantage in the U.K., or where it is “reasonable to assume” the activity of the involved parties is designed in such a way as to avoid a U.K. PE, DPT could apply.
The Netherlands recently changed its domestic dividend withholding rules effective from January 1, 2018. Depending on the specific investment structure utilized, the new rules may require investment structures used by our funds to have additional substance in the Netherlands in order to apply the domestic dividend withholding tax exemption with respect to distributions from certain Dutch entities. If such exemption is no longer available, reduced rates of withholding under applicable tax treaties may be available, and there may be alternatives to repatriate funds out of the Netherlands in a way that does not trigger a dividend distribution subject to withholding tax, but there is no guarantee our investment structures would qualify for such reduced rates or be able to repatriate funds without Dutch withholding tax in the future. If these reduced treaty rates or other alternatives are not available, the returns on certain investments made by our funds may be adversely impacted due to the imposition of this Dutch withholding tax.

Luxembourg has yet to adopt the legislation transposing the ATAD and MLI, although the draft legislation is expected to be issued in 2018. As a result, significant uncertainty remains around the impact for the investments of our funds in Luxembourg. Interest limitation rules, controlled foreign corporation rules and anti-hybrid rules derived from the ATAD may lead to increased tax costs for the investments of our funds, which could adversely impact the value of certain investments made by our funds and our profitability. With respect to MLI, it should be noted that the intention is that it should result in either a principal purpose test (“PPT”) or limitation of benefits (“LOB”) being included in all treaties to which it is applied. The purpose of these tests is to deny treaty relief where the recipient of the income or gain does not meet certain conditions. Of the 68 countries that signed on 6 June 2017, all but 12 chose PPT – including Luxembourg – and the other 12 (most notably India) chose PPT with simplified LOB. There are however some material countries that have not yet signed including the US and Brazil. As a result, significant uncertainty remains around the access to Tax Treaties for the investments’ holding platforms, which could create situations of double taxation and adversely impact the investment returns of our funds.
Third-party investors in our funds have the right under certain circumstances to terminate commitment periods or to dissolve the funds, and investors in some of our credit funds may redeem their investments in such funds at any time after an initial holding period. These events would lead to a decrease in our revenues, which could be substantial.
The governing agreements of certain of our funds allow the investors of those funds to, among other things, (i) terminate the commitment period of the fund in the event that certain “key persons” (for example, one or more of our Managing Partners and/or certain other investment professionals) fail to devote the requisite time to managing the fund, (ii) (depending on the fund) terminate the commitment period, dissolve the fund or remove the general partner if we, as general partner or manager, or certain “key persons” engage in certain forms of misconduct, or (iii) dissolve the fund or terminate the commitment period upon the affirmative vote of a specified percentage of limited partner interests entitled to vote. Each of Fund VI, Fund VII, Fund VIII and Fund IX, on which our near- to medium-term performance will heavily depend, include a number of such provisions. COF III, EPF II, EPF III and certain other credit funds have similar provisions. Also, after undergoing the 2007 Reorganization, subsequent to which we deconsolidated certain funds that had historically been consolidated in our financial statements, we amended the governing documents of our funds at that time to provide that a simple majority of a fund’s unaffiliated investors have the right to liquidate that fund. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damage to us.
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
Our performance and the performance of our private equity funds, as well as many of our credit and real assets funds, are significantly affected by the value of the companies in which our funds have invested. Our funds invest in companies in many different industries, each of which is subject to volatility based upon a variety of factors, including economic and market factors. The credit crisis caused significant fluctuations in the value of securities held by our funds, and the global economic recession had a significant impact on the performance of the portfolio companies owned by the funds we manage. Although the U.S. economy has improved, conditions in economies outside the U.S. have generally improved at a less rapid pace (and in some cases have deteriorated), and there remain many obstacles to continued growth in the economy such as global geopolitical events, risks of inflation and high deficit levels for governments in the U.S. and abroad. These factors and other general economic trends may impact the performance of portfolio companies in many industries and in particular, industries that are more impacted by changes in consumer demand, such as the packaging, manufacturing, energy, chemical and refining industries, as well as travel and leisure, gaming, financial services and real estate industries. The performance of our funds, and our performance, may be adversely affected to the extent our fund portfolio companies in these industries experience adverse performance or additional pressure due to downward trends. For example, the performance of certain of the portfolio companies of our funds in the packaging, manufacturing, energy, chemical and refining industries is subject to the cyclical and volatile nature of the supply-demand balance in these industries. These industries historically have experienced alternating periods of capacity shortages leading to tight supply conditions, causing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, declining capacity utilization rates and declining prices and profit margins. In addition to changes in the supply and demand for products, the volatility these industries experience occurs as a result of changes in energy prices, costs of raw materials and changes in various other economic conditions around the world.
The performance of our funds’ investments in the commodities markets is also subject to a high degree of business and market risk, as it is substantially dependent upon prevailing prices of oil and natural gas. Certain of our funds have investments in businesses involved in oil and gas exploration and development, which can be a speculative business involving a high degree of risk, including: the volatility of oil and natural gas prices; the use of new technologies; reliance on estimates of oil and gas reserves in the evaluation of available geological, geophysical, engineering and economic data; and encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, equipment failures and other accidents in completing wells and otherwise, cratering, sour gas releases, uncontrollable flows of oil, natural gas or well fluids, adverse weather conditions, pollution, fires, spills and other environmental risks. Prices for oil and natural gas have not fully recovered since their significant decrease in the latter part of 2014 and throughout 2015, and there can be no assurance that prices will fully recover. If prices remain at their current level for an extended period of time, there could be an adverse impact on the performance of certain of our funds, and this impact may be material. These prices are also subject to wide fluctuation in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as level of consumer product demand, the refining capacity of oil purchasers, weather conditions, government regulations, the price and availability of alternative fuels, political conditions, foreign supply of such commodities and overall economic conditions. It is common in making investments in the commodities markets to deploy hedging strategies to protect against pricing fluctuations but such strategies may or may not be employed by us or our funds’ portfolio companies, and even when they are employed they may not protect our funds’ investments.
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
Our funds may be forced to maintain asset coverage above the 200% level. If that happens, the contractual agreements governing these securities may require AINV to dispose of investments at a disadvantageous time.
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

Regulations governing AINV’s operation as a business development company, and AINV’s tax status, affect its ability to raise, and the way in which it raises, additional capital.
As a business development company under the Investment Company Act, AINV may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. Under the provisions of the Investment Company Act, AINV is permitted, as a business development company, to issue senior securities only in amounts such that its asset coverage, as defined in the Investment Company Act, equals at least 200% after each issuance of senior securities. If the value of its assets declines, it may be unable to sell a portion of its investments and, depending on the nature of its leverage, repay a portion of its indebtedness at a time when such sales may be disadvantageous.
Business development companies may issue and sell common stock at a price below net asset value per share only in limited circumstances, one of which is during the one-year period after shareholder approval. In the past, AINV’s shareholders have approved a plan so that during the subsequent 12-month period, AINV could, in one or more public or private offerings of its common stock, sell or otherwise issue shares of its common stock at a price below the then current net asset value per share, subject to certain conditions including parameters on the level of permissible dilution, approval of the sale by a majority of its independent directors and a requirement that the sale price be not less than approximately the market price of the shares of its common stock at specified times, less the expenses of the sale. Although AINV currently does not have such authority, it may in the future seek to receive such authority on terms and conditions set forth in the corresponding proxy statement. There is no assurance such approvals will be obtained.
In the event AINV sells, or otherwise issues, shares of its common stock at a price below net asset value per share, existing AINV stockholders will experience net asset value dilution and the investors who acquire shares in such offering may thereafter experience the same type of dilution from subsequent offerings at a discount. For example, if AINV sells an additional 10% of its common shares at a 5% discount from net asset value, an AINV stockholder who does not participate in that offering for its proportionate interest will suffer net asset value dilution of up to 0.5% or $5 per $1,000 of net asset value.
In addition to issuing securities to raise capital as described above, AINV may in the future securitize its loans to generate cash for funding new investments. To securitize loans, it may create a wholly-owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who it would expect would be willing to accept a substantially lower interest rate than the loans earn. AINV would retain all or a portion of the equity in the securitized pool of loans. AINV’s retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. An inability to successfully securitize its loan portfolio could limit its ability to grow its business and fully execute its business strategy and adversely affect its earnings, if any. Moreover, the successful securitization of its loan portfolio might expose it to losses as the residual loans in which it does not sell interests will tend to be those that are riskier and more apt to generate losses.
Regulations governing AFT’s and AIF’s operation affect their ability to raise, and the way in which they raise, additional capital.
As investment companies registered under the Investment Company Act, AFT and AIF may issue debt securities or preferred stock and/or borrow money from banks or other lenders, up to the maximum amount permitted by the Investment Company Act. Under the provisions of the Investment Company Act, AFT and AIF are restricted in the (i) issuance of preferred shares to amounts such that their respective asset coverage (as defined in Section 18 of the Investment Company Act) equals at least 200% after issuance and (ii) incurrence of indebtedness, including through the issuance of debt securities, such that immediately after issuance the fund will have an asset coverage (as defined in Section 18 of the Investment Company Act) of at least 300%. Lenders to the funds may demand higher asset coverage ratios. Further, if the value of a funds’ assets declines, such fund may be unable to satisfy its asset coverage requirements. If that happens, such fund, in order to pay dividends or repurchase its stock or to satisfy the requirements of its lenders, may be required to sell a portion of its investments and, depending on the nature of its leverage, repay a portion of its indebtedness at a time when such sales may be disadvantageous. Further, AFT and AIF may raise capital by issuing common shares, however, the offering price per common share generally must equal or exceed the net asset value per share, exclusive of any underwriting commissions or discounts, of the funds’ shares.
Risks Related to Our Class A Shares and Our Preferred Shares
The market price and trading volume of our Class A shares and our Preferred shares may be volatile, which could result in rapid and substantial losses for our shareholders.
The market price of our Class A shares and our Preferred shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A shares and our Preferred shares may fluctuate and cause significant price variations to occur. You may be unable to resell your Class A shares and Preferred shares at or above your purchase price, if at all. The market price of our Class A shares and our Preferred shares may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A shares and our Preferred shares or result in fluctuations in the price or trading volume of our Class A shares and our Preferred shares include:

•	variations in our quarterly operating results or distributions, which variations we expect will be substantial;

•
our policy of taking a long-term perspective on making investment, operational and strategic decisions, which is expected to result in significant and unpredictable variations in our quarterly returns;

•	failure to meet analysts’ earnings estimates;

•	publication of research reports about us or the investment management industry or the failure of securities analysts to cover our Class A shares and our Preferred shares;

•	additions or departures of our Managing Partners and other key management personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by shareholders;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•
changes or proposed changes in laws or regulations or differing interpretations thereof affecting our businesses or enforcement of these laws and regulations, or announcements relating to these matters;

•	a lack of liquidity in the trading of our Class A shares and our Preferred shares;

•	adverse publicity about the investment management industry generally or individual scandals, specifically;

•	a breach of our computer systems, software or networks, or misappropriation of our proprietary information;

•	the fact that we do not provide comprehensive guidance regarding our expected quarterly and annual revenues, earnings and cash flow; and

•	general market and economic conditions.
In addition, from time to time, we may also declare special quarterly distributions based on investment realizations. Volatility in the market price of our Class A shares may be heightened at or around times of investment realizations as well as following such realizations, as a result of speculation as to whether such a distribution may be declared.
An investment in Class A shares and our Preferred shares is not an investment in any of our funds, and the assets and revenues of our funds are not directly available to us.
Class A shares and our Preferred shares are securities of Apollo Global Management, LLC only. While our historical consolidated and combined financial information includes financial information, including assets and revenues of certain Apollo funds on a consolidated basis, and our future financial information will continue to consolidate certain of these funds, such assets and revenues are available to the fund, and not to us except through management fees, incentive income, distributions and other proceeds arising from agreements with funds, as discussed in more detail in this report.
Our Class A share price may decline due to the large number of shares eligible for future sale and for exchange into Class A shares.
The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2017, we had 195,267,669 Class A shares outstanding. The Class A shares reserved under our equity incentive plan are increased on the first day of each fiscal year by (i) the amount (if any) by which (a) 15% of the number of outstanding Class A shares and Apollo Operating Group units (“AOG Units”) exchangeable for Class A shares on a fully converted and diluted basis on the last day of the immediately preceding fiscal year exceeds (b) the number of shares then reserved and available for issuance under the Equity Plan, or (ii) such lesser amount by which the administrator may decide to increase the number of Class A shares. Taking into account grants of restricted share units (“RSUs”) and options made through December 31, 2017, 45,419,963 Class A shares remained available for future grant under our equity incentive plan. In addition, as of December 31, 2017, Holdings could at any time exchange its AOG Units for up to 207,739,821 Class A shares on behalf of our Managing Partners and Contributing Partners subject to the Amended and Restated Exchange Agreement. See “Item 13. Certain Relationships and Related Party Transactions—Amended and Restated Exchange Agreement.” We may also elect to sell additional Class A shares in one or more future primary offerings.
Our Managing Partners and Contributing Partners, through their partnership interests in Holdings, owned an aggregate of 51.5% of the AOG Units as of December 31, 2017. Subject to certain prior notice provisions and other procedures and restrictions (including any transfer restrictions and lock-up agreements applicable to our Managing Partners and Contributing Partners), each Managing Partner and Contributing Partner has the right to exchange the AOG Units for Class A shares. These Class A shares are eligible for resale from time to time, subject to certain contractual restrictions and applicable securities laws.

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
Our intention is to distribute to the holders of our Class A shares and our Preferred shares on a quarterly basis substantially all of our net after-tax cash flow from operations in excess of amounts determined by our manager to be necessary or appropriate to provide for the conduct of our businesses, to make appropriate investments in our businesses and our funds, to comply with applicable laws and regulations, to service our indebtedness or to provide for future distributions to the holders of our Class A shares and our Preferred shares for any ensuing quarter. The declaration, payment and determination of the amount of our quarterly distribution, if any, will be at the sole discretion of our manager, who may change our distribution policy at any time. We cannot assure you that any distributions, whether quarterly or otherwise, will or can be paid. In making decisions regarding our quarterly distribution, our manager considers general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, legal, tax, regulatory and other restrictions that may have implications on the payment of distributions by us to the holders of our Class A shares and our Preferred shares or by our subsidiaries to us, and such other factors as our manager may deem relevant.
Our Preferred shares rank senior to our Class A shares with respect to the payment of distributions. Subject to certain exceptions, unless distributions have been declared and paid or declared and set apart for payment on the Preferred shares for a quarterly distribution period, during the remainder of that distribution period, we may not declare or pay or set apart payment for distributions on any Class A shares and any other equity securities that the Company may issue in the future ranking, as to the payment of distributions, junior to our Preferred shares and we may not repurchase any such junior shares. Distributions on the Preferred shares are discretionary and non-cumulative.
If distributions on a series of the Preferred shares have not been declared and paid for the equivalent of six or more quarterly distribution periods, whether or not consecutive, holders of the Preferred shares, together as a class with holders of any other series of parity shares with like voting rights, will be entitled to vote for the election of two additional directors to the board of directors. When quarterly distributions have been declared and paid on such series of the Preferred shares for four consecutive quarters following such a nonpayment event, the right of the holders of the Preferred shares and such parity shares to elect these two additional directors will cease, the terms of office of these two directors will forthwith terminate and the number of directors constituting the board of directors will be reduced accordingly.
Our Managing Partners’ beneficial ownership of interests in the Class B share that we have issued to BRH Holdings GP, Ltd. (“BRH”), the control exercised by our manager and anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.
Our Managing Partners, through their ownership of BRH, beneficially own the Class B share that we have issued to BRH. The Managing Partners interests in such Class B share represented 53.9% of the total combined voting power of our shares entitled to vote as of December 31, 2017. As a result, they are able to exercise control over all matters requiring the approval of shareholders and are able to prevent a change in control of our company. In addition, our operating agreement provides that so long as the Apollo control condition (as described in “Item 10. Directors, Executive Officers and Corporate Governance–Our Manager”) is satisfied, our manager, which is owned and controlled by our Managing Partners, manages all of our operations and activities. The control of our manager will make it more difficult for a potential acquirer to assume control of our Company. Other provisions in our operating agreement may also make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our shareholders. For example, our operating agreement requires advance notice for proposals by shareholders and nominations, places limitations on convening shareholder meetings, and authorizes the issuance of preferred shares that could be issued by our board of directors to thwart a takeover attempt. In addition, certain provisions of Delaware law give us the ability to delay or prevent a transaction that could cause a change in our control. The market price of our Class A shares and our Preferred shares could be adversely affected to the extent that our Managing Partners’ control over our Company, the control exercised by our manager as well as provisions of our operating agreement discourage potential takeover attempts that our shareholders may favor.

We are a Delaware limited liability company, and there are certain provisions in our operating agreement regarding exculpation and indemnification of our officers and directors that differ from the Delaware General Corporation Law ( the “DGCL”) in a manner that may be less protective of the interests of the holders of our Class A shares and our Preferred shares.
Our operating agreement provides that to the fullest extent permitted by applicable law our directors or officers will not be liable to us. However, under the DGCL, a director or officer would be liable to us for (i) breach of duty of loyalty to us or our shareholders, (ii) intentional misconduct or knowing violations of the law that are not done in good faith, (iii) improper redemption of shares or declaration of dividend, or (iv) a transaction from which the director derived an improper personal benefit. In addition, our operating agreement provides that we indemnify our directors and officers for acts or omissions to the fullest extent provided by law. However, under the DGCL, a corporation can indemnify directors and officers for acts or omissions only if the director or officer acted in good faith, in a manner he reasonably believed to be in the best interests of the corporation, and, in criminal action, if the officer or director had no reasonable cause to believe his conduct was unlawful. Accordingly, our operating agreement may be less protective of the interests of the holders of our Class A shares and our Preferred shares, when compared to the DGCL, insofar as it relates to the exculpation and indemnification of our officers and directors.
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
Risks Related to Our Organization and Structure
Our shareholders do not elect our manager and have limited ability to influence decisions regarding our businesses.
So long as the Apollo control condition is satisfied, our manager, AGM Management, LLC, which is owned and controlled by our Managing Partners, will manage all of our operations and activities. AGM Management, LLC is managed by BRH, a Cayman entity owned by our Managing Partners and managed by an executive committee composed of our Managing Partners. Our shareholders do not elect our manager, its manager or its manager’s executive committee and, unlike the holders of common stock in a corporation, have only limited voting rights on matters affecting our businesses and therefore limited ability to influence decisions regarding our businesses. Furthermore, if our shareholders are dissatisfied with the performance of our manager, they will have little ability to remove our manager. As discussed below, the Managing Partners collectively had 53.9% of the voting power of Apollo Global Management, LLC as of December 31, 2017. Therefore, they have the ability to control any shareholder vote that occurs, including any vote regarding the removal of our manager.
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
Our Managing Partners controlled 53.9% of the combined voting power of our shares entitled to vote as of December 31, 2017. Accordingly, our Managing Partners have the ability to control our management and affairs to the extent not controlled by our manager. In addition, they are able to determine the outcome of all matters requiring shareholder approval (such as a proposed sale of all or substantially of our assets, the approval of a merger or consolidation involving the company, and an election by our manager to dissolve the company) and are able to cause or prevent a change of control of our company and could preclude any unsolicited acquisition of our company. The control of voting power by our Managing Partners could deprive Class A shareholders of an opportunity to receive a premium for their Class A shares as part of a sale of our company, and might ultimately affect the market price of the Class A shares.
In addition, our Managing Partners and Contributing Partners, through their beneficial ownership of partnership interests in Holdings, were entitled to 51.5% of Apollo Operating Group’s economic returns through the AOG Units owned by Holdings as of December 31, 2017. Because they hold their economic interest in our businesses directly through the Apollo Operating Group, rather than through the issuer of the Class A shares, our Managing Partners and Contributing Partners may have conflicting interests with holders of Class A shares including relating to the selection, structuring, and disposition of investments and any decision to alter our structure, including a decision to convert us to an entity taxed as a corporation for U.S. Federal income tax purposes. For example, our Managing Partners and Contributing Partners may have different tax positions from us, in part because our Managing Partners and Contributing Partners hold their AOG Units through entities that are not subject to corporate income taxation and we hold the AOG Units in part through a wholly-owned subsidiary that is subject to corporate income taxation. In addition, the earlier taxable disposition of assets following an exchange transaction by a Managing Partner or Contributing Partner may accelerate payments under the tax receivable agreement and increase the present value of such payments, and the taxable disposition of assets before an exchange or transaction by a Managing Partner or Contributing Partner may increase the tax liability of a Managing Partner or Contributing Partner without giving rise to any rights to such Managing Partner or Contributing Partner to receive payments under the tax receivable agreement. For a description of the tax receivable agreement, see “Item 13. Certain Relationships and Related Party Transactions—Amended and Restated Tax Receivable Agreement.” Additionally, as a result of the reduction in the corporate tax rate to 21%, there is a significant differential in tax rates that apply to our wholly-owned corporate subsidiary and our Managing Partners and Contributing Partners, which may influence when and to what extent our manager decides to cause the Apollo Operating Group to make distributions to Holdings, which is 100% beneficially owned, directly and indirectly, by our Managing Partners and our Contributing Partners, and the five intermediate holding companies, which are 100% owned by us. In addition, the structuring of future transactions may take into consideration the Managing Partners’ and Contributing Partners’ tax considerations even where no similar benefit would accrue to us.
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

•
Our manager determines the amount and timing of our investments and dispositions, indebtedness, issuances of additional shares and amounts of reserves, each of which can affect the amount of cash that is available for distribution to you.

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

•
Our manager has limited its liability and reduced or eliminated its duties (including fiduciary duties) under our operating agreement, while also restricting the remedies available to our shareholders for actions that, without these limitations, might constitute breaches of duty (including fiduciary duty). In addition, we have agreed to indemnify our manager and its affiliates to the fullest extent permitted by law, except with respect to conduct involving bad faith, fraud or willful misconduct. By purchasing our Class A shares or our Preferred shares, you have agreed and consented to the provisions set forth in our operating agreement, including the provisions regarding conflicts of interest situations that, in the absence of such provisions, might constitute a breach of fiduciary or other duties under applicable state law.

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
The control of our manager may be transferred to a third-party without shareholder consent.
Our manager may transfer its manager interest to a third-party in a merger or consolidation or in a transfer of all or substantially all of its assets without the consent of our shareholders. Furthermore, at any time, the members of our manager may sell or transfer all or part of their membership interests in our manager without the approval of the shareholders, subject to certain restrictions as described elsewhere in this report. A new manager may not be willing or able to form new funds and could form funds that have investment objectives and governing terms that differ materially from those of our current funds. A new owner could also have a different investment philosophy, employ investment professionals who are less experienced, be unsuccessful in identifying investment opportunities or have a track record that is not as successful as Apollo’s track record. If any of the foregoing were to occur, our funds could experience difficulty in making new investments, and the value of our funds’ existing investments, our businesses, our results of operations and our financial condition could materially suffer.
Our ability to pay regular distributions may be limited by our holding company structure. We are dependent on distributions from the Apollo Operating Group to pay distributions, taxes and other expenses.
As a holding company, our ability to pay distributions will be subject to the ability of our subsidiaries to provide cash to us. We intend to make quarterly distributions to the holders of our Class A shares and our Preferred shares. Accordingly, we expect to cause the Apollo Operating Group to make distributions to its shareholders (Holdings, which is 100% beneficially owned, directly and indirectly, by our Managing Partners and our Contributing Partners, and the three intermediate holding companies, which are 100% owned by us), pro rata in an amount sufficient to enable us to pay such distributions to the holders of our Class

A shares and our Preferred shares; however, such distributions may not be made. In addition, our manager can reduce or eliminate our distributions at any time, in its discretion.
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
If we were deemed an investment company under the Investment Company Act, applicable restrictions could make it impractical for us to continue our businesses as contemplated and could have a material adverse effect on our businesses and the price of our Class A shares and our Preferred shares.
We do not believe that we are an “investment company” under the Investment Company Act because the nature of our assets and the income derived from those assets allow us to rely on the exception provided by Rule 3a-1 issued under the Investment Company Act. In addition, we believe we are not an investment company under Section 3(b)(1) of the Investment Company Act because we are primarily engaged in non-investment company businesses. We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, we would be taxed as a corporation and other restrictions imposed by the Investment Company Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our businesses as contemplated and would have a material adverse effect on our businesses and the price of our Class A shares and our Preferred shares.

Risks Related to Taxation
Recently enacted U.S. tax legislation may adversely affect our results of operations and cash flows and may have adverse tax consequences for certain of our Class A shareholders.
The TCJA is the most comprehensive tax legislation passed in decades and contains many significant changes to the U.S. Federal income tax laws, the consequences of which have not yet been fully determined. In particular, the TCJA makes various changes to the U.S. Federal income tax laws that significantly impact the taxation of individuals, corporations and the taxation of taxpayers with overseas assets and operations. The TCJA, among other things, reduces the corporate income tax rate from 35% to 21%, limits the deductibility of net business interest expense for most businesses to 30% of “adjusted taxable income” (which is similar to EBITDA for taxable years beginning before January 1, 2022, and similar to EBIT for taxable years beginning thereafter), limits the deduction for net operating losses generated after 2017 to 80% of taxable income, eliminates the corporate alternative minimum tax, provides for immediate deductions for certain investments instead of deductions for depreciation expense over time, changes the timing of certain income recognition, introduces a longer holding period requirement for incentive income to receive long-term capital gain treatment, imposes a one-time repatriation tax on deferred earnings of certain foreign corporations, creates a new minimum tax on certain foreign income and combats base erosion in the U.S. through a new alternative tax.
Although we expect that the reduction in the corporate tax rate from 35% to 21%, the immediate expensing of certain capital expenditures, and certain other changes introduced by the TCJA will be beneficial to us and the portfolio companies of our funds, other changes introduced by the TCJA are expected to have an adverse effect. In particular, the new provisions addressing interest deductibility may limit the amount of interest expense that is deductible for U.S. Federal income tax purposes by certain of our funds’ portfolio companies and thus increase taxes paid by such portfolio companies. In addition, introduction of the new “base erosion and anti-abuse tax” or “BEAT,” which imposes a minimum tax on certain entities that make significant deductible payments to related foreign entities may result in a material additional tax burden for certain of our investment management companies, portfolio companies owned by our funds and Athene, which may reduce cash flow and make these investments less valuable over time.
To date, the IRS has issued only limited guidance with respect to certain provisions of the TCJA. There are numerous interpretive issues and ambiguities that will require guidance and that are not clearly addressed in the Conference Report that accompanied the TCJA. Technical corrections legislation will likely be needed to clarify certain of the new provisions and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or other legislative changes that may be needed to prevent unintended or unforeseen adverse tax consequences will be enacted by Congress. We continue to examine the impact of the TCJA, but the compliance costs for us to ensure proper compliance with changes introduced by the TCJA may prove burdensome in the future and the TCJA may adversely affect our results of operations and cash flows. The impact of the TCJA on our Class A shareholders also remains uncertain but may cause adverse tax consequences for certain of our Class A shareholders.
We may hold or acquire certain investments in or through entities classified as PFICs or CFCs for U.S. Federal income tax purposes, which may have adverse U.S. tax consequences for certain Class A shareholders.
Certain of our investments may be in foreign corporations or may be acquired through foreign subsidiaries that would be classified as corporations for U.S. Federal income tax purposes. Such entities may be passive foreign investment companies, or “PFICs,” or controlled foreign corporations, or “CFCs,” for U.S. Federal income tax purposes. For example, APO (FC), LLC, APO (FC II), LLC and certain portfolio companies owned by our funds are considered to be CFCs for U.S. Federal income tax purposes. Class A shareholders otherwise subject to U.S. tax that indirectly own an interest in a PFIC or a CFC may experience adverse U.S. tax consequences, including the recognition of taxable income prior to the receipt of cash relating to such income. In addition, gain on the sale of a PFIC or CFC, including certain non-U.S. portfolio companies owned by our funds may be taxable at ordinary income tax rates.
The TCJA also introduced changes to the determination of when a foreign corporation is treated as a CFC and whether a U.S. shareholder of a CFC is required to include its pro rata share of certain income generated by the CFC into income currently regardless of whether the shareholder receives any related distributions of cash. Although aspects of these changes are uncertain and may be modified by regulations issued by the U.S. Treasury Department, Class A shareholders may experience adverse U.S. tax consequences as a result of our ownership of non-U.S. companies, including the recognition of taxable income attributable to such companies’ non-U.S. operations at applicable ordinary income tax rates prior to the receipt of cash relating to such income. In addition, gain generated by our sale of shares of such companies may be taxable at ordinary income tax rates rather than preferential capital gains tax rates.
Notably, the TCJA introduced a mandatory one-time deemed repatriation of deferred foreign E&P of CFCs and certain other non-U.S. corporations for 10% U.S. shareholders of such entities, with any deferred foreign E&P held in cash and cash equivalents by such corporations taxed at a rate of 15.5% and any remaining deferred foreign E&P taxed at a rate of 8%. Although we are still evaluating the potential impact of this deemed repatriation tax, and we do not currently expect it to materially impact our Class A shareholders, because of the interest we hold in certain foreign corporations, such as APO (FC), LLC, APO (FC II), LLC and certain portfolio companies owned by our funds, it is possible that Class A shareholders otherwise subject to U.S. tax could be subject to tax on their share of the E&P of such foreign corporations even though they receive no cash relating to such E&P.
As described above, the TCJA introduced a new minimum tax on “Global Intangible Low-Taxed Income” or “GILTI,” which may require certain Class A shareholders to pay tax at the highest rates applicable to ordinary income on their pro rata share of GILTI generated by certain CFCs that we own directly or indirectly prior to the receipt of cash relating to such income. Although we are still evaluating the new minimum tax imposed on GILTI and the full impact of such tax is unclear at this point, it is possible that certain Class A shareholders may be required to recognize income without the receipt of cash relating to such income.
You may be subject to U.S. Federal income tax on your share of our taxable income, regardless of whether you receive any cash distributions from us.
Under current law, so long as we are not required to register as an investment company under the Investment Company Act and 90% of our gross income for each taxable year constitutes “qualifying income” within the meaning of the Internal Revenue Code on a continuing basis, we currently expect that we will be treated, for U.S. Federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. As described above, you may be subject to U.S. Federal, state, local and possibly, in some cases, foreign income taxation on your allocable share of our items of income, gain, loss, deduction and credit for each of our taxable years ending with or within your taxable year, regardless of whether or not you receive cash distributions from us. Accordingly, you may be required to make tax payments in connection with your ownership of Class A shares that significantly exceed your cash distributions in any specific year.
If we are treated as a corporation for U.S. Federal income tax purposes or state tax purposes, the impact on the value of our Class A shares is uncertain.
The value of your investment may depend in part on our company being treated as a partnership for U.S. Federal income tax purposes, which requires that 90% or more of our gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Internal Revenue Code, and that we are not required to register as an investment company under the Investment Company Act and related rules. Although we currently intend to manage our affairs so that our partnership will meet the 90% test described above in each taxable year, we may not meet these requirements or our manager may determine it is prudent to change our structure. In either case, we may be treated as a corporation for U.S. Federal income tax purposes in the future. If we were treated as a corporation for U.S. Federal income tax purposes, (i) we would become subject to corporate income tax, currently at the recently reduced rate of 21% and (ii) distributions to shareholders would be taxable as dividends for U.S. Federal income tax purposes to the extent of our earnings and profits. While our effective tax rate would likely increase and the amount of distributions to our shareholders would likely decrease as a result of our conversion to be treated as a corporation for U.S. federal income tax purposes, it is possible that the value of our Class A shares may go up as a result of our Class A shares becoming available to a more diverse investor base and being included on major stock market indices and in certain sector groupings.
Separately, because of widespread state budget deficits, several states have in the past evaluated ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our distributions to you may be reduced and the value of our Class A shares may be affected.
Our structure involves complex provisions of U.S. Federal income tax law for which no clear precedent or authority may be available. Our structure is also subject to on-going future potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.
The U.S. Federal income tax treatment of holders of Class A shares depends in some instances on determinations of fact and interpretations of complex provisions of U.S. Federal income tax law for which no clear precedent or authority may be available. In particular, there is limited guidance regarding the application and interpretation of the TCJA, as discussed above under “—Risks Related to Taxation—Recently enacted U.S. tax legislation may materially adversely affect our results of operations and cash flows and may have adverse tax consequences for certain of our Class A shareholders.” As a result, there is significant uncertainty regarding how the provisions of the TCJA will be interpreted, and guidance may not be forthcoming from the government. In addition, it is possible that technical corrections legislation may be passed during 2018 that could alter or clarify the TCJA, likely with retroactive effect. There can be no assurance, however, that technical clarifications or other legislative changes that may be needed to prevent unintended or unforeseen adverse tax consequences will be enacted by Congress. Any changes to, clarifications of, or guidance under the TCJA could have an adverse effect on our results of operations or the value of our Class A shares.

You should also be aware that the U.S. Federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and the U.S. Department of the Treasury, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships and entities taxed as partnerships. The present U.S. Federal income tax treatment of an investment in our Class A shares may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. Changes to the U.S. Federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. Federal income tax purposes that is not taxable as a corporation, affect or cause us to change our investments and commitments, affect the tax considerations of an investment in us, change the character or treatment of portions of our income (including, for instance, the treatment of incentive income short-term capital gain or as ordinary income rather than long-term capital gain) and adversely affect an investment in our Class A shares. In addition, it is possible that future legislation increases the U.S. federal income tax rates applicable to corporations again. No prediction can be made as to whether any particular proposed legislation will be enacted or, if enacted, what the specific provisions or the effective date of any such legislation would be, or whether it would have any effect on us. As such, we cannot assure you that future legislative, administrative or judicial developments will not result in an increase in the amount of U.S. tax payable by us, our funds, portfolio companies owned by our funds or by investors in our Class A shares. If any such developments occur, our business, results of operation and cash flows could be adversely affected and such developments could have an adverse effect on your investment in our Class A shares.
Our operating agreement permits our manager to modify our operating agreement from time to time, without the consent of the holders of Class A shares, to address certain changes in U.S. Federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have an adverse impact on some or all holders of Class A shares. For instance, as discussed above, our manager could elect at some point to treat us as an association taxable as a corporation for U.S. Federal (and applicable state) income tax purposes. If our manager were to do this, the U.S. Federal income tax consequences of owning our Class A shares would be materially different. Moreover, we will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to holders of Class A shares in a manner that reflects such beneficial ownership of items by holders of Class A shares, taking into account variation in ownership interests during each taxable year because of trading activity. However, those assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions used by us do not satisfy the technical requirements of the Internal Revenue Code and/or U.S. Department of the Treasury regulations and could require that items of income, gain, deductions, loss or credit, including interest deductions, be adjusted, reallocated or disallowed in a manner that adversely affects holders of Class A shares.
Our interests in certain of our businesses are held through entities that are treated as corporations for U.S. Federal income tax purposes; such corporations may be liable for significant taxes and may create other adverse tax consequences, which could potentially adversely affect the value of your investment.
In light of the publicly traded partnership rules under U.S. Federal income tax law and other requirements, we currently hold our interests in certain of our businesses through entities that are treated as corporations for U.S. Federal income tax purposes. Each such corporation could be liable for significant U.S. Federal income taxes and applicable state, local and other taxes that would not otherwise be incurred, which could adversely affect the value of your investment. Furthermore, it is possible that the IRS could challenge the manner in which such corporation’s taxable income is computed by us.
Changes in U.S. and foreign tax law could adversely affect our ability to raise funds from certain investors.
Under the Foreign Account Tax Compliance Act, or “FATCA”, certain U.S. withholding agents, or USWAs, foreign financial institutions, or “FFIs”, and non-financial foreign entities, or NFFEs, are required to report information about offshore accounts and investments to the U.S. or their local taxing authorities annually. In response to this legislation, various foreign governments have entered into Intergovernmental Agreements, or IGAs, with the U.S. Government and some have enacted similar legislation.
In order to meet these regulatory obligations, Apollo is required to register FFIs with the IRS, evaluate internal FATCA procedures, expand the review of investor Anti-Money Laundering/Know Your Customer requirements and tax forms, evaluate the FATCA offerings by third-party administrators and ensure that Apollo is prepared for the new global tax and information reporting requirements created under the U.S. and Non-U.S. FATCA regimes like the Common Reporting Standards (“CRS”).
Further, FATCA as well as Chapters 3 and 61 of the Internal Revenue Code, require Apollo to collect new IRS Tax Forms (W-9 and W-8 series), and, in some cases, U.K./Cayman Self-Certifications and other supporting documentation from their investors. Similarly, CRS requires Apollo to collect CRS Self-Certifications. Apollo has undertaken efforts to re-paper their pre-existing investors and new investors.

Failure to meet these regulatory requirements could expose Apollo and/or its investors to a punitive withholding tax of 30% on certain U.S. payments (and beginning in 2019, a 30% withholding tax on gross proceeds from the sale of U.S. stocks and securities), and possibly limit their ability to open bank accounts and secure funding the global capital markets. The reporting obligations imposed under FATCA require FFIs to comply with agreements with the IRS to obtain and disclose information about certain investors to the IRS. The administrative and economic costs of compliance with FATCA may discourage some investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors. Like FATCA, CRS imposes reporting obligations on Financial Institutions (“FIs”) no resident in the United States, but CRS does not impose withholding tax obligations. Compliance with CRS and other similar regimes could result in increased administrative and compliance costs and could subject our investment entities to increased non-U.S. withholding taxes.
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
Because we cannot match transferors and transferees of Class A shares, we have adopted depreciation, amortization and other tax accounting positions that may not conform with all aspects of existing U.S. Department of the Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to holders of Class A shares. It also could affect the timing of these tax benefits or the amount of gain on the sale of Class A shares and could have a negative impact on the value of Class A shares or result in audits of and adjustments to the tax returns of holders of Class A shares.
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
As a result of new rules introduced by the TCJA, if we are treated as engaged (directly or indirectly) in a trade or business within the United States, any gain realized by a non-U.S. holder from the sale or exchange of Class A shares would constitute ECI to the extent such holder’s distributive share of the amount of gain would have been treated as ECI if we had sold all of our assets at their fair market value as of the date of the sale or exchange of such Class A share. Furthermore, the transferee of such Class A shares may be required to deduct and withhold a tax equal to 10% of the amount realized (or deemed realized) on the sale or exchange such Class A shares. If the transferee fails to withhold the required amount, we may be required to deduct and withhold from distributions to the transferee a tax in an amount equal to the amount the transferee failed to withhold (plus interest on such amount). Even if a non-U.S. holder disposes of its Class A shares in a transaction that otherwise qualifies as a non-recognition transaction, such non-U.S. holder may recognize gain and be subject to the withholding if we are treated as engaged in a U.S. trade or business. The TCJA provides that the U.S. Treasury Department has the regulatory authority to prescribe circumstances in which certain non-recognition provisions will continue to apply to defer the recognition of gain. In addition, the IRS recently released a notice suspending the withholding requirements described above for shares of publicly traded partnerships, such as us, until such time as regulations or other guidance have been issued. As a result, it is unclear how this provision may impact transfers of Class A shares in the future.
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
Under new rules introduced by the TCJA, a tax-exempt holder will be required to calculate UBTI separately with respect to each trade or business in which it has an interest and will not be able to use a net operating loss from one trade or business to offset UBTI from another trade or business. Accordingly, losses generated by one operating pass-through entity, in which such tax-exempt holder has an interest, may not be used to reduce UBTI generated by another operating pass-through entity in which such tax-exempt holder has an interest, and such loss must instead be carried forward to subsequent years to offset UBTI generated by the same operating pass-through entity. The use of a net operating loss arising in a taxable year beginning before January 1, 2018, is not subject to such limitation. It is unclear how this limitation will apply to income from investments that are “debt-financed.”
We do not intend to make, or cause to be made, an election under Section 754 of the Internal Revenue Code to adjust our asset basis or the asset basis of certain of the Apollo Operating Group Partnerships. Thus, a holder of Class A shares could be allocated more taxable income in respect of those Class A shares prior to disposition than if such an election were made.
We did not make and currently do not intend to make, or cause to be made, an election to adjust asset basis under Section 754 of the Internal Revenue Code with respect to Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., Apollo Principal Holdings XI, LLC and Apollo Principal Holdings XII, L.P. If no such election is made, there will generally be no adjustment for a transferee of Class A shares even if the purchase price of those Class A shares is higher than the Class A shares’ share of the aggregate tax basis of our assets immediately prior to the transfer. In that case, on a sale of an asset, gain allocable to a transferee could include built-in gain allocable to the transferor at the time of the transfer, which built-in gain would otherwise generally be eliminated if a Section 754 election had been made.
Class A shareholders may be subject to state and local taxes and return filing requirements as a result of investing in our Class A shares.
In addition to U.S. Federal income taxes, our Class A shareholders may be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if our Class A shareholders do not reside in any of those jurisdictions. Our Class A shareholders may also be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. As a result of the TCJA, for Class A shareholders that are non-corporate U.S. shareholders, the deductibility of state and local taxes will be subject to substantial limitations for taxable years 2018 through 2025. Further, Class

A shareholders may be subject to penalties for failure to comply with those requirements. It is the responsibility of each Class A shareholder to file all U.S. Federal, state and local tax returns that may be required of such Class A shareholder.
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
We may be liable for adjustments to our tax returns as a result of recently enacted legislation that has recently become effective.
Legislation enacted in 2015 and effective this year significantly changes the rules for U.S. Federal income tax audits of partnerships. Such audits will continue to be conducted at the partnership level, but with respect to tax returns for taxable years beginning after December 31, 2017, any adjustments to the amount of tax due (including interest and penalties) will be payable by the partnership rather than the partners of such partnership unless the partnership qualifies for and affirmatively elects an alternative procedure. In general, under the default procedures, taxes imposed on us would be assessed at the highest rate of tax applicable for the reviewed year and determined without regard to the character of the income or gain, the tax status of our shareholders or the benefit of any shareholder-level tax attributes (that could otherwise reduce any tax due).
Under the elective alternative procedure, we would issue information returns to persons who were shareholders in the audited year, who would then be required to take the adjustments into account in calculating their own tax liability, and we would not be liable for the adjustments to the amount of tax due (including interest and penalties). The Treasury recently released proposed regulations relating to the elective alternative procedure mechanics, but several aspects of these mechanics remain uncertain, and it is not clear when final regulations may be released or whether they would be materially different than the proposed regulations. Our manager has discretion whether or not to make use of this elective alternative procedure and has not yet determined whether or to what extent the election will be available or appropriate.

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
The number of holders of record of our Class A shares as of February 9, 2018 was 142. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers. As of February 9, 2018, there was 1 holder of our Class B share.
The following table sets forth the high and low intra-day sales prices per unit of our Class A shares, for the periods indicated, as reported by the NYSE:

	Sales Price
2017	High	Low
First Quarter	$24.50	$19.40
Second Quarter	28.42	24.33
Third Quarter	31.69	25.92
Fourth Quarter	34.03	28.08

	Sales Price
2016	High	Low
First Quarter	$17.48	$12.35
Second Quarter	17.77	14.26
Third Quarter	19.01	14.25
Fourth Quarter	21.17	17.38
Cash Distribution Policy
The following table sets forth the cash distributions paid to our Class A shareholders.

Distribution Payment Date	Distribution Per Class A Share Amount
February 29, 2016	$0.28
May 31, 2016	0.25
August 31, 2016	0.37
November 30, 2016	0.35
Total 2016 distribution	$1.25
February 28, 2017	$0.45
May 31, 2017	0.49
August 31, 2017	0.52
November 30, 2017	0.39
Total 2017 distribution	$1.85
We have declared an additional cash distribution of $0.66 per Class A share in respect of the fourth quarter of 2017 which will be paid on February 28, 2018 to holders of record of Class A shares at the close of business on February 21, 2018.
Distributable Earnings (“DE”), as well as DE After Taxes and Related Payables are derived from our segment reported results, and are supplemental non-U.S. GAAP measures to assess performance and the amount of earnings available for distribution to Class A shareholders, holders of RSUs that participate in distributions and holders of AOG Units. DE represents the amount of net realized earnings without the effects of the consolidation of any of the related funds. DE, which is a component of EI, is the sum across all segments of (i) total management fees and advisory and transaction fees (ii) other income (loss), excluding the gains (losses) arising from the reversal of a portion of the tax receivable agreement liability (iii) realized carried interest income, and

(iv) realized investment income, less (x) compensation expense, excluding the expense related to equity-based awards, (y) realized profit sharing expense, and (z) non-compensation expenses, excluding depreciation and amortization expense. DE After Taxes and Related Payables represents DE less estimated current corporate, local and non-U.S. taxes as well as the payable under Apollo’s tax receivable agreement. DE After Taxes and Related Payables is net of preferred distributions, if any, to Series A Preferred shareholders.
Subject to certain exceptions, unless distributions have been declared and paid or declared and set apart for payment on the Series A Preferred shares for a quarterly distribution period, during the remainder of that distribution period, we may not declare or pay or set apart payment for distributions on any Class A shares and any other equity securities that the Company may issue in the future ranking, as to the payment of distributions, junior to our Series A Preferred shares and we may not repurchase and such junior shares. See “Risk Factors—Risks Related to Our Class A Shares and Our Preferred Shares—We cannot assure you that our intended quarterly distributions will be paid such quarter or at all.”
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

•
First, we will cause one or more entities in the Apollo Operating Group to make a distribution to all of its partners, including our wholly-owned subsidiaries APO Corp., APO Asset Co., LLC, APO (FC), LLC, APO (FC II), LLC, APO UK (FC), Limited (as applicable) and APO (FC III), LLC, and Holdings, on a pro rata basis;

•
Second, we will cause our intermediate holding companies, APO Corp., APO Asset Co., LLC, APO (FC), LLC, APO (FC II), LLC, APO UK (FC), Limited (as applicable) and APO (FC III), LLC, to distribute to us, from their net after-tax proceeds, amounts equal to the aggregate distribution we have declared; and

•	Third, we will distribute the proceeds received by us to our Class A shareholders on a pro rata basis.
Payments that any of our intermediate holding companies make under the tax receivable agreement will reduce amounts that would otherwise be available for distribution by us on our Class A shares. See note 15 to our consolidated financial statements for information regarding the tax receivable agreement.
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
As of December 31, 2017, approximately 6.4 million RSUs granted to Apollo employees (net of forfeited awards) were entitled to distribution equivalents, which are paid in cash.
Securities Authorized for Issuance Under Equity Compensation Plans
See the table under “Securities Authorized for Issuance Under Equity Compensation Plans” set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Unregistered Sale of Equity Securities
On November 3, 2017 and November 17, 2017, we issued 149,217 Class A shares and 81,476 Class A shares, respectively, net of taxes to Apollo Management Holdings, L.P., a subsidiary of Apollo Global Management, LLC, in connection with deliveries of shares to participants in the Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Equity Plan”) for an aggregate purchase price of $4.6 million and $2.4 million, respectively. The issuance was exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.
Issuer Purchases of Equity Securities
There were no purchases of our Class A shares made by us or on our behalf during the fiscal quarter ended December 31, 2017.
In February 2016, the Company announced its adoption of a program to repurchase up to $250.0 million in the aggregate of its Class A shares, including up to $150 million in the aggregate of its outstanding Class A shares through a share repurchase program and up to $100 million through a reduction of Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the 2007 Equity Plan, which we refer to as net share settlement. Under the share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. The Company expects that the share repurchase program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase Class A shares. The share repurchase program does not require the Company to repurchase any specific number of Class A shares, and the share repurchase program may be suspended, extended, modified or discontinued at any time. Reductions of Class A shares issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the 2007 Equity Plan are not included in the table. There were no share repurchases made as part of the share repurchase program during the three months ended December 31, 2017, and as of December 31, 2017, the approximate dollar value of Class A shares that may be purchased under the program was $130.2 million.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected historical consolidated and other data of Apollo Global Management, LLC should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data.”
The selected historical consolidated statements of operations data of Apollo Global Management, LLC for each of the years ended December 31, 2017, 2016 and 2015 and the selected historical consolidated statements of financial condition data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements which are included in “Item 8. Financial Statements and Supplementary Data.”
We derived the selected historical consolidated statements of operations data of Apollo Global Management, LLC for the years ended December 31, 2014 and 2013 and the selected consolidated statements of financial condition data as of December 31, 2015, 2014 and 2013 from our audited consolidated financial statements which are not included in this report.

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Statement of Operations Data
Revenues:
Management fees from related parties	$1,154,925	$1,043,513	$930,194	$850,441	$674,634
Advisory and transaction fees from related parties, net	117,624	146,665	14,186	315,587	196,562
Carried interest income from related parties	1,337,624	780,206	97,290	394,055	2,862,375
Total Revenues	2,610,173	1,970,384	1,041,670	1,560,083	3,733,571
Expenses:
Compensation and benefits:
Salary, bonus and benefits	428,882	389,130	354,524	338,049	294,753
Equity-based compensation	91,450	102,983	97,676	126,320	126,227
Profit sharing expense	515,073	357,074	85,229	276,190	1,173,255
Total Compensation and Benefits	1,035,405	849,187	537,429	740,559	1,594,235
Interest expense	52,873	43,482	30,071	22,393	29,260
General, administrative and other	257,858	247,000	255,061	265,189	275,796
Placement fees	13,913	26,249	8,414	15,422	42,424
Total Expenses	1,360,049	1,165,918	830,975	1,043,563	1,941,715
Other Income:
Net gains from investment activities	95,104	139,721	121,723	213,243	330,235
Net gains from investment activities of consolidated variable interest entities	10,665	5,015	19,050	22,564	199,742
Income from equity method investments	161,630	103,178	14,855	53,856	107,350
Interest income	6,421	4,072	3,232	10,392	12,266
Other income, net	245,640	4,562	7,673	60,592	40,114
Total Other Income	519,460	265,548	166,533	360,647	689,707
Income before income tax provision	1,769,584	1,061,014	377,228	877,167	2,481,563
Income tax provision	(325,945)	(90,707)	(26,733)	(147,245)	(107,569)
Net Income	1,443,639	970,307	350,495	729,922	2,373,994
Net income attributable to Non-Controlling Interests	(814,535)	(567,457)	(215,998)	(561,693)	(1,714,603)
Net Income Attributable to Apollo Global Management, LLC	629,104	402,850	134,497	168,229	659,391
Net income attributable to Preferred Shareholders	(13,538)	—	—	—	—
Net Income Attributable to Apollo Global Management, LLC Class A Shareholders	$615,566	$402,850	$134,497	$168,229	$659,391
Distributions Declared per Class A Share	$1.85	$1.25	$1.96	$3.11	$3.95
Net Income Available to Class A Share – Basic	$3.12	$2.11	$0.61	$0.62	$4.06
Net Income Available to Class A Share –Diluted	$3.10	$2.11	$0.61	$0.62	$4.03

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Statement of Financial Condition Data
Total assets	$6,991,070	$5,629,553	$4,559,808	$23,172,788	$22,474,674
Debt (excluding obligations of consolidated variable interest entities)	1,362,402	1,352,447	1,025,255	1,027,965	746,693
Debt obligations of consolidated variable interest entities	1,002,063	786,545	801,270	14,123,100	12,423,962
Total shareholders’ equity	2,897,796	1,867,528	1,388,981	5,943,461	6,688,722
Total Non-Controlling Interests	1,434,870	1,032,412	739,476	4,156,979	4,051,453

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Apollo Global Management, LLC’s consolidated financial statements and the related notes as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section of this report entitled “Item 1A. Risk Factors.” The highlights listed below have had significant effects on many items within our consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.
General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in private equity, credit and real assets with significant distressed expertise and a flexible mandate in the majority of our funds which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 30 years and lead a team of 1,047 employees, including 384 investment professionals, as of December 31, 2017.
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
As of December 31, 2017, we had total AUM of $248.9 billion across all of our businesses. More than 90% of our total AUM was in funds with a contractual life at inception of seven years or more, and 41% of such AUM was in Permanent Capital Vehicles. As of December 31, 2017, Fund IX held its final closing, raising a total of $23.5 billion in third-party capital and approximately $1.2 billion of additional capital from Apollo and affiliated investors for total commitments of $24.7 billion. On December 31, 2013, Fund VIII held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of December 31, 2017, Fund VIII had $5.8 billion of uncalled commitments remaining. Additionally, Fund VII held a final closing in December 2008, raising a total of $14.7 billion, and as of December 31, 2017, Fund VII had $2.1 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through December 31, 2017. Apollo’s private equity fund appreciation was 28.9% for the year ended December 31, 2017, respectively.
For our credit segment, total gross and net returns, excluding Athene and Athora assets that are managed by Apollo but not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo, were 8.3% and 7.2%, respectively, for the year ended December 31, 2017.
For our real assets segment, total combined gross and net returns for U.S. RE Fund I and U.S. RE Fund II including co-investment capital were 14.6% and 11.9%, respectively, for the year ended December 31, 2017.
For further detail related to fund performance metrics across all of our businesses, see “—The Historical Investment Performance of Our Funds.”
Holding Company Structure
The diagram below depicts our current organizational structure:

Managing Partners
100% of LP Units
BRH Holdings GP, Ltd. (Class B Share)(2)(5)
GP
BRH Holdings, L.P.(3)
52.4% of Total Voting Power
90.7% of LP Units
Class A Shareholders (Class A Shares)(1)
AGM Management, LLC(5) (Our Manager)
GP
9.3% of LP Units
Contributing Partners
AP Professional Holdings, L.P. (50.1% of Apollo Operating Group Units)(4)
47.6% of Total Voting Power
50.1% of the LP Units of Each Apollo Operating Group Entity
Apollo Global Management, LLC
(49.9% of Apollo Operating Group Units)(6)
Intermediate Holding Companies
100%
APO Asset Co., LLC
100%
APO (FC), LLC
100%
APO (FC III), LLC
100%
APO UK (FC), Limited
100%
APO (FC II), LLC
100%
APO Corp.
49.9% of the LP units of certain Apollo Operating Group Entities
49.9% of the LP units of certain Apollo Operating Group Entities
49.9% of the LP units of certain Apollo Operating Group Entities
49.9% of the LP units of certain Apollo Operating Group Entities
49.9% of the LP units of certain Apollo Operating Group Entities
49.9% of the LP units of certain Apollo Operating Group Entities
Apollo Operating Group

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of February 9, 2018.

(1)
The Strategic Investor holds 8.7% of the Class A shares outstanding and 4.3% of the economic interests in the Apollo Operating Group. The Class A shares held by investors other than the Strategic Investor represent 47.6% of the total voting power of our shares entitled to vote and 45.6% of the economic interests in the Apollo Operating Group. Class A shares held by the Strategic Investor do not have voting rights. However, such Class A shares will become entitled to vote upon transfers by the Strategic Investor in accordance with the agreements entered into in connection with the investments made by the Strategic Investor.

(2)
Our Managing Partners own BRH Holdings GP, Ltd., which in turn holds our only outstanding Class B share. The Class B share represents 52.4% of the total voting power of our shares entitled to vote but no economic interest in Apollo Global Management, LLC. Our Managing Partners’ economic interests are instead represented by their indirect beneficial ownership, through Holdings, of 45.4% of the limited partner interests in the Apollo Operating Group.

(3)	Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles, limited partner interests in Holdings.

(4)
Holdings owns 50.1% of the limited partner interests in each Apollo Operating Group entity. The AOG Units held by Holdings are exchangeable for Class A shares. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 45.4% of the AOG Units. Our Contributing Partners, through their ownership interests in Holdings, beneficially own 4.7% of the AOG Units.

(5)	BRH Holdings GP, Ltd. is the sole member of AGM Management, LLC, our manager. The management of Apollo Global Management, LLC is vested in our manager as provided in our operating agreement.

(6)
Represents 49.9% of the limited partner interests in each Apollo Operating Group entity, held through the intermediate holding companies. Apollo Global Management, LLC, also indirectly owns 100% of the general partner interests in each Apollo Operating Group entity.

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
In the U.S., the S&P 500 Index increased 19.4% during 2017 following an increase of 9.5% in 2016. Outside the U.S., global equity markets continued to rise as measured by the MSCI All Country World ex USA Index, which increased 25.9% during 2017 after rising 3.6% in 2016.
Conditions in the credit markets also have a significant impact on our business, and in 2017, many indices posted strong returns. The BofAML HY Master II Index rose 7.5% in 2017 following an increase of 17.5% in 2016. In addition, the S&P/LSTA Leveraged Loan Index rose 4.1% in 2017 following an increase of 10.2% in 2016. Despite three increases in the target federal funds rate by the Federal Reserve during the year, benchmark interest rates finished the year nearly unchanged from where they were at the end of 2016, as longer-term growth and inflation expectations also remained little changed. The U.S. 10-year Treasury yield finished the year slightly lower at 2.4%.
Foreign exchange rates can materially impact the valuations of our investments that are denominated in currencies other than the U.S. dollar. For example, relative to the U.S. dollar, some European-based currencies rebounded in 2017, with the Euro appreciating 14.1% during the year after depreciating 3.2% in 2016, and the British pound appreciated 9.5% in 2017 after depreciating 16.3% in 2016. Commodities were mixed during the year ended December 31, 2017, with copper, crude oil and gold appreciating, while natural gas, wheat and sugar depreciated. Specifically, the price of crude oil appreciated by 12.5% during the year ended December 31, 2017.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 2.3% in 2017, higher than the 1.5% growth experienced in 2016, primarily due to positive contributions from personal consumption expenditures, nonresidential fixed investment, and exports. As of January 2018, The International Monetary Fund estimated that the U.S. economy will expand by 2.7% in 2018, a higher figure following the passage of the Tax Cuts and Jobs Act (the “TCJA”) which is expected to aid GDP growth. At the end of 2017, the U.S. unemployment rate was 4.1%, the lowest level since the Great Recession.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its fund investors by focusing on opportunities that management believes are often overlooked by other investors. As such, Apollo’s global integrated investment platform deployed $14.8 billion of capital through the funds it manages during the year ended December 31, 2017. We believe Apollo’s expertise in credit and its focus on nine core industry sectors, combined with more than 27 years of investment experience, has allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors include chemicals, manufacturing and industrial, natural resources, consumer and retail, consumer services, business services, financial services, leisure, and media/telecom/technology. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods.

In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities. As such, Apollo had $56.5 billion of capital inflows during the year ended December 31, 2017. While Apollo continues to attract capital inflows, it also continues to generate realizations for fund investors. Apollo returned $10.7 billion of capital and realized gains to the investors in the funds it manages during the year ended December 31, 2017.
Managing Business Performance
We believe that the presentation of Economic Income, or “EI”, supplements a reader’s understanding of the economic operating performance of each of our segments.
Economic Income
EI has certain limitations in that it does not take into account certain items included under U.S. GAAP. EI represents segment income before income tax provision excluding transaction-related charges arising from the 2007 private placement, and any acquisitions. Transaction-related charges includes equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. In addition, EI excludes non-cash revenue and expense related to equity awards granted by unconsolidated related parties to employees of the Company, compensation and administrative related expense reimbursements, as well as the assets, liabilities and operating results of the funds and variable interest entities (“VIEs”) that are included in the consolidated financial statements. We believe the exclusion of the non-cash charges related to the 2007 Reorganization for equity-based compensation provides investors with a meaningful indication of our performance because these charges relate to the equity portion of our capital structure and not our core operating performance. EI also excludes impacts of the remeasurement of the tax receivable agreement which arises from changes in the associated deferred tax balance, including the impacts related to the TCJA.
Economic Net Income represents EI adjusted to reflect income tax provision on EI that has been calculated assuming that all income is allocated to Apollo Global Management, LLC, which would occur following an exchange of all AOG Units for Class A shares of Apollo Global Management, LLC. ENI excludes the impacts of the remeasurement of deferred tax assets and liabilities which arises from changes in estimated future tax rates, including impacts related to the TCJA. The economic assumptions and methodologies that impact the implied income tax provision are similar to those methodologies and certain assumptions used in calculating the income tax provision for Apollo’s consolidated statements of operations under U.S. GAAP. ENI is net of preferred distributions, if any, to Series A Preferred shareholders.
We believe that EI is helpful for an understanding of our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed below in “—Overview of Results of Operations” that have been prepared in accordance with U.S. GAAP. See note 17 to the consolidated financial statements for more details regarding management’s consideration of EI.
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
Management believes that excluding the remeasurement of the tax receivable agreement and deferred taxes from EI and ENI, respectively, is meaningful as it increases comparability between periods. Remeasurement of the tax receivable agreement and deferred taxes are estimates, and may change due to changes in interpretations and assumptions based on additional guidance that may be issued pertaining to the TCJA.
Fee Related Earnings
Fee Related Earnings (“FRE”) is derived from our segment reported results and refers to a component of EI that is used as a supplemental performance measure to assess whether revenues that we believe are generally more stable and predictable in nature, primarily consisting of management fees, are sufficient to cover associated operating expenses and generate profits. FRE is the sum across all segments of (i) management fees, (ii) advisory and transaction fees, (iii) carried interest income earned from a publicly traded business development company we manage and (iv) other income, net, less (y) salary, bonus and benefits, excluding equity-based compensation and (z) other associated operating expenses.
Distributable Earnings
DE, as well as DE After Taxes and Related Payables are derived from our segment reported results, and are supplemental non-U.S. GAAP measures to assess performance and the amount of earnings available for distribution to Class A shareholders, holders of RSUs that participate in distributions and holders of AOG Units. DE represents the amount of net realized earnings without the effects of the consolidation of any of the related funds. DE, which is a component of EI, is the sum across all segments of (i) total management fees and advisory and transaction fees, (ii) other income (loss), (iii) realized carried interest income, and (iv) realized investment income, less (x) compensation expense, excluding the expense related to equity-based awards, (y) realized profit sharing expense, and (z) non-compensation expenses, excluding depreciation and amortization expense. DE After Taxes and Related Payables represents DE less estimated current corporate, local and non-U.S. taxes as well as the payable under Apollo’s tax receivable agreement. DE After Taxes and Related Payables is net of preferred distributions, if any, to Series A Preferred shareholders. A reconciliation of DE and EI to their most directly comparable U.S. GAAP measure of income before income tax provision can be found in “—Summary of Non-U.S. GAAP Measures”.
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
Assets Under Management
The tables below present Fee-Generating and Non-Fee-Generating AUM by segment:

	As of December 31, 2017				As of December 31, 2016
	Private Equity	Credit	Real Assets	Total	Private Equity	Credit	Real Assets	Total
	(in millions)				(in millions)
Fee-Generating AUM	$29,792	$130,150	$9,023	$168,965	$30,722	$111,781	$8,295	$150,798
Non-Fee-Generating AUM	42,640	33,963	3,360	79,963	12,906	24,826	3,158	40,890
Total AUM	$72,432	$164,113	$12,383	$248,928	$43,628	$136,607	$11,453	$191,688
The table below presents AUM with Future Management Fee Potential, which is a component of Non-Fee-Generating AUM, for each of Apollo’s three segments.

	As of December 31, 2017	As of December 31, 2016
	(in millions)
Private Equity	$25,912	$1,977
Credit	10,057	6,533
Real Assets	464	639
Total AUM with Future Management Fee Potential	$36,433	$9,149

The following tables present the components of Carry-Eligible AUM for each of Apollo’s three segments:

	As of December 31, 2017				As of December 31, 2016
	Private Equity	Credit	Real Assets	Total	Private Equity	Credit	Real Assets	Total
	(in millions)				(in millions)
Carry-Generating AUM	$26,775	$25,814	$694	$53,283	$21,521	$33,306	$776	$55,603
AUM Not Currently Generating Carry	494	17,901	437	18,832	487	7,219	365	8,071
Uninvested Carry-Eligible AUM	33,412	11,607	923	45,942	13,136	11,119	976	25,231
Total Carry-Eligible AUM	$60,681	$55,322	$2,054	$118,057	$35,144	$51,644	$2,117	$88,905
The following table presents AUM Not Currently Generating Carry for funds that have commenced investing capital for more than 24 months as of December 31, 2017 and the corresponding appreciation required to reach the preferred return or high watermark in order to generate carried interest:

Category / Fund	Invested AUM Not Currently Generating Carry	Investment Period Active > 24 Months	Appreciation Required to Achieve Carry(1)
	(in millions)
Private Equity:
Total Private Equity	$494	$494	12%
Credit:
Drawdown	4,247	3,688	32%
Liquid/Performing	12,843	8,571	< 250bps
		10	250-500bps
		391	> 500bps
MidCap, AINV, AFT, AIF	811	811	< 250bps
Total Credit	17,901	13,471	10%
Real Assets:
Total Real Assets	437	213	> 250bps
Total	$18,832	$14,178

(1)
All investors in a given fund are considered in aggregate when calculating the appreciation required to achieve carry presented above. Appreciation required to achieve carry may vary by individual investor.

The components of Fee-Generating AUM by segment are presented below:

	As of December 31, 2017
	Private Equity		Credit	Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$21,803		$8,771	$784	$31,358
Fee-Generating AUM based on invested capital	7,197		6,186	4,535	17,918
Fee-Generating AUM based on gross/adjusted assets	792		97,514	3,658	101,964
Fee-Generating AUM based on NAV	—		17,679	46	17,725
Total Fee-Generating AUM	$29,792	(1)	$130,150	$9,023	$168,965

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2017 was 57 months.

	As of December 31, 2016
	Private Equity		Credit	Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$21,782		$8,072	$724	$30,578
Fee-Generating AUM based on invested capital	8,058		4,212	4,374	16,644
Fee-Generating AUM based on gross/adjusted assets	882		88,196	3,131	92,209
Fee-Generating AUM based on NAV	—		11,301	66	11,367
Total Fee-Generating AUM	$30,722	(1)	$111,781	$8,295	$150,798

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2016 was 66 months.
The following table presents total AUM and Fee-Generating AUM amounts for our private equity segment:

	Total AUM		Fee-Generating AUM
	As of December 31,		As of December 31,
	2017	2016	2017	2016
	(in millions)
Traditional Private Equity Funds	$57,250	$30,490	$23,580	$24,457
Natural Resources	4,709	5,223	4,058	4,181
Other(1)	10,473	7,915	2,154	2,084
Total	$72,432	$43,628	$29,792	$30,722

(1)	Includes co-investments contributed to Athene by AAA through its investment in AAA Investments as discussed in note 15 of the consolidated financial statements.
The following table presents total AUM and Fee-Generating AUM amounts for our credit segment by category type:

	Total AUM		Fee-Generating AUM
	As of December 31,		As of December 31,
	2017	2016	2017	2016
	(in millions)
Liquid/Performing	$43,306	$35,684	$36,863	$31,562
Drawdown	28,468	23,852	16,778	13,645
MidCap, AINV, AFT, AIF	13,428	12,330	12,623	11,460
Athene Non-Sub-Advised(1)	59,670	50,761	59,670	50,761
Athora Non-Sub-Advised(1)	6,719	4,353	4,216	4,353
Advisory	12,522	9,627	—	—
Total	$164,113	$136,607	$130,150	$111,781

(1)
The Company refers to the portion of the AUM related to Athora that is not sub-advised by Apollo or invested in funds and or investment vehicles managed by Apollo as “Athora Non-Sub-Advised” AUM. Athene Non-Sub-Advised AUM and Athora Non-Sub-Advised AUM reflects total combined AUM of $84.8 billion less $18.4 billion of assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo included within other asset categories. Athora Non-Sub-Advised AUM includes $4.1 billion of AUM for which AAME provides investment advisory services.

The following table presents the Athene and Athora assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo:

	Total AUM
	As of December 31,
	2017	2016
	(in millions)
Private Equity	$1,121	$1,099
Credit
Liquid/Performing	10,986	9,407
Drawdown	1,327	1,075
Total Credit	12,313	10,482
Real Assets
Real Estate Debt	4,509	3,698
Real Estate Equity	488	439
Total Real Assets	4,997	4,137
Total	$18,431	$15,718
The following table presents total AUM and Fee-Generating AUM amounts for our real assets segment:

	Total AUM		Fee-Generating AUM
	As of December 31,		As of December 31,
	2017	2016	2017	2016
	(in millions)
Debt	$9,965	$8,604	$7,451	$6,577
Equity	2,418	2,849	1,572	1,718
Total	$12,383	$11,453	$9,023	$8,295
The following tables summarize changes in total AUM for each of Apollo’s three segments:

	For the Years Ended December 31,
	2017				2016
	Private Equity	Credit	Real Assets	Total	Private Equity	Credit	Real Assets	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$43,628	$136,607	$11,453	$191,688	$37,502	$121,361	$11,260	$170,123
Inflows	25,179	28,242	3,099	56,520	5,727	26,170	2,870	34,767
Outflows(2)	(83)	(3,730)	(489)	(4,302)	(1,148)	(11,405)	(505)	(13,058)
Net Flows	25,096	24,512	2,610	52,218	4,579	14,765	2,365	21,709
Realizations	(4,568)	(4,048)	(2,075)	(10,691)	(1,121)	(1,827)	(2,472)	(5,420)
Market Activity(3)	8,276	7,042	395	15,713	2,668	2,308	300	5,276
End of Period	$72,432	$164,113	$12,383	$248,928	$43,628	$136,607	$11,453	$191,688

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

(2)	Outflows for Total AUM include redemptions of $1,055.9 million and $1,832.1 million during the year ended December 31, 2017 and 2016, respectively.

(3)
Includes foreign exchange impacts of $249.1 million, $3,268.4 million and $146.1 million for private equity, credit and real assets, respectively, during the year ended December 31, 2017, and foreign exchange impacts of $(102.5) million, $(911.0) million and $(160.4) million for private equity, credit and real assets, respectively, during the year ended December 31, 2016.

Assets Under Management
Total AUM was $248.9 billion at December 31, 2017, an increase of $57.2 billion, or 29.8%, compared to $191.7 billion at December 31, 2016. The net increase was primarily due to:
Net flows of $52.2 billion primarily related to:

•	a $25.1 billion increase related to funds we manage in the private equity segment primarily consisting of commitments attributable to Fund IX of $24.7 billion;

•
a $24.5 billion increase related to funds we manage in the credit segment primarily consisting of a net increase in AUM relating to Athene and Athora of $10.9 billion and $2.5 billion, respectively, subscriptions of $10.0 billion primarily related to Financial Credit Investment III, L.P. (“FCI III”), Apollo European Principal Finance Fund III, L.P. (“EPF III”), Apollo Total Return Fund L.P. and other liquid/performing funds of $2.2 billion, $1.8 billion, $1.5 billion and $3.6 billion, respectively, and an increase in AUM relating to Advisory assets of $2.6 billion, offset by net segment transfers of $2.3 billion; and

•
a $2.6 billion increase related to funds we manage in the real assets segment primarily consisting of net segment transfers of $1.6 billion and subscriptions of $0.9 billion primarily related to the AGRE Debt Fund I, L.P. (“AGRE Debt Fund I”) and ARI.

Market activity of $15.7 billion primarily related to:

•	a $8.3 billion increase related to funds we manage in the private equity segment as a result of appreciation in Fund VIII and co-investment vehicles; and

•	$7.0 billion of appreciation throughout the funds we manage in the credit segment as a result of favorable market conditions.
Offsetting these increases were:
Realizations of $10.7 billion primarily related to:

•
$4.6 billion related to funds we manage in the private equity segment primarily consisting of distributions of $1.9 billion, $0.8 billion, $0.7 billion and $0.6 billion from Fund VIII, Fund VII, our natural resources funds and Fund VI, respectively;

•
$4.0 billion related to funds we manage in the credit segment primarily consisting of distributions of $1.5 billion, $1.0 billion and $0.7 billion from Apollo European Principal Finance Fund II, L.P. (“EPF II”), Apollo Structured Credit Recovery Master Fund III, L.P. (“SCRF III”) and liquid/performing funds, respectively; and

•	$2.1 billion related to funds we manage in the real assets segment primarily consisting of distributions of $1.1 billion from our real estate equity funds.
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

•
a $4.6 billion increase related to funds we manage in the private equity segment consisting of subscriptions attributable to co-investments for Fund VIII transactions of $3.3 billion and ANRP II of $1.5 billion; and

•
a $2.4 billion increase related to funds we manage in the real assets segment consisting of subscriptions of $1.0 billion primarily related to AGRE Debt Fund I and net segment transfers of $1.4 billion primarily related to the mezzanine debt business.

Market activity of $5.3 billion primarily related to $2.7 billion and $2.3 billion of appreciation in the funds we manage in the private equity and credit segments, respectively.
Offsetting these increases were:
Realizations of $5.4 billion primarily related to:

•
$2.5 billion related to funds we manage in the real assets segment primarily consisting of distributions of $1.5 billion from our real estate debt funds and $1.0 billion from our real estate equity funds;

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

The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three segments:

	For the Years Ended December 31,
	2017				2016
	Private Equity	Credit	Real Assets	Total	Private Equity	Credit	Real Assets	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$30,722	$111,781	$8,295	$150,798	$29,258	$101,522	$7,317	$138,097
Inflows	428	23,469	2,249	26,146	2,298	18,327	2,609	23,234
Outflows(2)	(590)	(6,503)	(417)	(7,510)	(416)	(8,013)	(51)	(8,480)
Net Flows	(162)	16,966	1,832	18,636	1,882	10,314	2,558	14,754
Realizations	(874)	(1,946)	(1,328)	(4,148)	(404)	(1,071)	(1,611)	(3,086)
Market Activity(3)	106	3,349	224	3,679	(14)	1,016	31	1,033
End of Period	$29,792	$130,150	$9,023	$168,965	$30,722	$111,781	$8,295	$150,798

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

(2)	Outflows for Fee-Generating AUM include redemptions of $840.0 million and $1,497.6 million during the years ended December 31, 2017 and 2016, respectively.

(3)
Includes foreign exchange impacts of $1,516.0 million and $78.5 million for credit and real assets, respectively, during the year ended December 31, 2017, and foreign exchange impacts of $(407.2) million and $(48.7) million for credit and real assets, respectively, during the year ended December 31, 2016.

Total Fee-Generating AUM was $169.0 billion at December 31, 2017, an increase of $18.2 billion or 12.1%, compared to $150.8 billion at December 31, 2016. The net increase was primarily due to:
Net flows of $18.6 billion primarily related to:

•
a $17.0 billion increase related to funds we manage in the credit segment primarily consisting of an increase in AUM relating to Athene of $10.9 billion, subscriptions of $7.0 billion primarily related to EPF III, Apollo Total Return Fund L.P., FCI III and other liquid/performing funds of $1.7 billion, $1.5 billion, $1.5 billion and $2.0 billion, respectively, and an increase in fee-generating capital deployment of $2.9 billion. This was offset by fee-generating capital reduction of $2.3 billion, net segment transfers of $1.3 billion and redemptions of $0.8 billion; and

•	a $1.8 billion increase related to funds we manage in the real assets segment primarily consisting of net segment transfers of $1.4 billion and subscriptions of $0.6 billion.
Market activity of $3.7 billion primarily related to appreciation in the funds we manage in the credit segment as a result of favorable market conditions.
Offsetting these increases were:
Realizations of $4.1 billion primarily related to:

•
$1.9 billion related to funds we manage in the credit segment primarily driven by distributions from our liquid/performing funds, EPF II and SCRF III of $0.7 billion, $0.6 billion and $0.2 billion, respectively;

•	$1.3 billion related to funds we manage in the real assets segment primarily driven by distributions from our real estate debt funds; and

•	$0.9 billion related to funds we manage in the private equity segment primarily driven by distributions of $0.7 billion from our traditional private equity funds.

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

•	a $2.6 billion increase related to funds we manage in the real assets segment primarily consisting of net segment transfers of $1.5 billion and subscriptions of $0.6 billion; and

•	a $1.9 billion increase related to funds we manage in the private equity segment primarily consisting of subscriptions attributable to ANRP II of $1.4 billion.
Market activity of $1.0 billion primarily related to appreciation in the funds we manage in the credit segment.
Offsetting these increases were:
Realizations of $3.1 billion primarily related to:

•
$1.6 billion related to funds we manage in the real assets segment primarily driven by distributions of $1.2 billion from our real estate debt funds and $0.4 billion from our real estate equity funds; and

•
$1.1 billion related to funds we manage in the credit segment primarily driven by certain of our liquid/performing funds, including returns to CLO investors, and distributions of $0.3 billion from Permanent Capital Vehicles.

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
Capital Deployed
The following table summarizes by segment the capital deployed for funds and SIAs with a defined maturity date and certain funds and SIAs in Apollo’s real estate debt strategy:

	For the Years Ended December 31,
	2017	2016	2015
	(in millions)
Private Equity	$5,029	$9,582	$5,144
Credit	6,279	3,713	5,531
Real Assets(1)	3,505	2,638	2,458
Total capital deployed	$14,813	$15,933	$13,133

(1)
Included in capital deployed is $3,153 million, $2,467 million, and $2,140 million for the years ended December 31, 2017, 2016 and 2015, respectively, related to funds in Apollo’s real estate debt strategy.

Uncalled Commitments
The following table summarizes the uncalled commitments by segment:

	As of December 31, 2017	As of December 31, 2016
	(in millions)
Private Equity	$36,810	$16,079
Credit	15,225	11,816
Real Assets	1,074	1,414
Total uncalled commitments(1)	$53,109	$29,309

(1)
As of December 31, 2017 and December 31, 2016, $47.6 billion and $25.9 billion, respectively, represented the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses.

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
Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund IV generated a 12% gross IRR and a 9% net IRR since its inception through December 31, 2017, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through December 31, 2017. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares.”

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
All amounts are as of December 31, 2017, unless otherwise noted:

($ in millions)	Vintage Year(1)	Total AUM	Committed Capital	Total Invested Capital(1)	Realized Value(1)	Remaining Cost(1)	Unrealized Value(1)	Total Value(1)	Gross IRR(1)		Net IRR(1)
Private Equity:
Fund IX	N/A	$24,729	$24,729	$—	$—	$—	$—	$—	—%		—%
Fund VIII	2013	23,293	18,377	13,106	3,466	11,001	17,211	20,677	33		23
Fund VII	2008	5,700	14,677	16,198	30,201	3,390	3,413	33,614	34		26
Fund VI	2006	3,222	10,136	12,457	18,646	2,861	2,598	21,244	12		9
Fund V	2001	292	3,742	5,192	12,711	124	36	12,747	61		44
Fund I, II, III, IV & MIA(3)	Various	14	7,320	8,753	17,400	—	—	17,400	39		26
Traditional Private Equity Funds(4)		$57,250	$78,981	$55,706	$82,424	$17,376	$23,258	$105,682	39%		25%
ANRP II	2016	3,530	3,454	1,139	574	878	1,134	1,708	54		31
ANRP I	2012	1,179	1,323	1,098	674	726	894	1,568	13		9
AION	2013	747	826	407	191	261	341	532	17		6
Total Private Equity(9)		$62,706	$84,584	$58,350	$83,863	$19,241	$25,627	$109,490
Credit:
Credit Opportunity Funds
COF III	2014	$3,006	$3,426	$5,007	$3,088	$2,162	$2,000	$5,088	1%		(1)%
COF I & II(14)	2008	402	3,068	3,787	7,445	95	122	7,567	23		20
European Principal Finance Funds
EPF III(5)	2017	4,527	4,613	337	—	337	344	344	NM	(2)	NM	(2)
EPF I & II(5)(14)	Various	3,432	5,065	5,825	6,368	1,861	2,515	8,883	21		14
Structured Credit Funds
FCI III	2017	2,520	1,906	1,562	220	1,434	1,688	1,908	NM	(2)	NM	(2)
FCI I & II(14)	Various	3,591	2,114	3,604	2,071	2,544	2,608	4,679	14		10
SCRF IV (12)	2017	1,373	1,587	527	21	405	502	523	NM	(2)	NM	(2)
SCRF I, II & III(12)(14)	Various	5	1,460	2,817	3,313	—	—	3,313	22		17
Other Drawdown Funds & SIAs(6)	Various	6,932	9,514	9,412	9,063	2,527	2,407	11,470	9		7
Total Credit(10)		$25,788	$32,753	$32,878	$31,589	$11,365	$12,186	$43,775
Real Assets:
U.S. RE Fund II(7)	2016	$915	$863	$552	$207	$447	$529	$736	20%		18%
U.S. RE Fund I(7)	2012	443	654	636	659	242	282	941	15		12
AGRE Debt Fund I(13)	2011	1,173	2,091	2,087	1,457	871	835	2,292	9		7
CPI Funds(8)	Various	409	5,049	2,594	2,663	259	68	2,731	14		11
Asia RE Fund(7)	2017	592	588	244	15	235	256	271	NM	(2)	NM	(2)
Total Real Assets(11)		$3,532	$9,245	$6,113	$5,001	$2,054	$1,970	$6,971

(1)	Refer to the definitions of Vintage Year, Total Invested Capital, Realized Value, Remaining Cost, Unrealized Value, Total Value, Gross IRR and Net IRR described elsewhere in this report.

(2)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

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

(4)	Total IRR is calculated based on total cash flows for all funds presented.

(5)	Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.20 as of December 31, 2017.

(6)
Amounts presented have been aggregated for (i) drawdown funds with AUM greater than $500 million that do not form part of a flagship series of funds and (ii) SIAs with AUM greater than $200 million that do not predominantly invest in other Apollo funds or SIAs. Certain SIAs’ historical figures are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.20 as of December 31, 2017. Additionally, certain SIAs totaling $1.7 billion of AUM have been excluded from Total Invested Capital, Realized Value, Remaining Cost, Unrealized Value and Total Value. These SIAs have an open ended life and a significant turnover in their portfolio assets due to the ability to recycle capital. These SIAs had $10.3 billion of Total Invested Capital through December 31, 2017.

(7)
U.S. RE Fund I, U.S. RE Fund II and Asia RE Fund had $159 million, $390 million and $245 million of co-investment commitments raised as of December 31, 2017, respectively, which are included in the figures in the table. A co-invest entity within U.S. RE Fund I is denominated in GBP and translated into U.S. dollars at an exchange rate of £1.00 to $1.35 as of December 31, 2017.

(8)
As part of the acquisition of Citi Property Investors (“CPI”), Apollo acquired general partner interests in fully invested funds. CPI Funds refers to CPI Capital Partners North America, CPI Capital Partners Asia Pacific, CPI Capital Partners Europe and other CPI funds or individual investments of which Apollo is not the general partner or manager and only receives fees pursuant to either a sub-advisory agreement or an investment management and administrative agreement. For CPI Capital Partners North America, CPI Capital Partners Asia Pacific and CPI Capital Partners Europe, the gross and net IRRs are presented in the investment record table since acquisition on November 12, 2010. The aggregate net IRR for these funds from their inception to December 31, 2017 was (2)%. This net IRR was primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo only became the general partner or manager of these funds upon completing the acquisition on November 12, 2010.

(9)	Private equity co-investment vehicles, and funds with AUM less than $500 million have been excluded. These co-investment vehicles and funds had $9.7 billion of aggregate AUM as of December 31, 2017.

(10)	Certain credit funds and SIAs with AUM less than $500 million and $200 million, respectively, have been excluded. These funds and SIAs had $2.7 billion of aggregate AUM as of December 31, 2017.

(11)
Certain accounts owned by or related to Athene, certain co-investment vehicles and certain funds with AUM less than $500 million have been excluded. These accounts, co-investment vehicles and funds had $4.5 billion of aggregate AUM as of December 31, 2017.

(12)	Remaining cost for certain of our credit funds may include physical cash called, invested or reserved for certain levered investments.

(13)
The investor in this U.S. Dollar denominated fund has chosen to make contributions and receive distributions in the local currency of each underlying investment. As a result, Apollo has not entered into foreign currency hedges for this fund and the returns presented include the impact of foreign currency gains or losses. The investor’s gross and net IRR, before the impact of foreign currency gains or losses, from the fund’s inception to December 31, 2017 was 10% and 9%, respectively.

(14)
The individual gross and net IRRs for the following funds are: COF I (gross: 30%, net: 27%), COF II (gross: 14%, net: 11%), EPF I (gross: 23%, net: 17%), EPF II (gross: 19%, net: 12%), FCI I (gross: 15%, net: 11%), FCI II (gross: 13%, net: 9%), SCRF I (gross: 33%, net: 26%), SCRF II (gross: 15%, net: 12%) and SCRF III (gross: 17%, net: 13%).

Private Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of December 31, 2017:

	Total Invested Capital	Total Value	Gross IRR
	(in millions)
Distressed for Control	$7,885	$18,916	29%
Non-Control Distressed	5,416	8,416	71
Total	13,301	27,332	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit(1)	42,405	78,350	22
Total	$55,706	$105,682	39%

(1)	Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

The following tables provide additional detail on the composition of the Fund VIII, Fund VII and Fund VI private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV and V are included in the table above but not presented below as their remaining value is less than $100 million or the fund has been liquidated. All amounts are as of December 31, 2017:
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,318	$4,123
Opportunistic Buyouts	10,274	15,752
Distressed	514	802
Total	$13,106	$20,677
Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,277	$4,432
Opportunistic Buyouts	4,338	10,594
Distressed/Other Credit(2)	9,583	18,588
Total	$16,198	$33,614
Fund VI

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$3,397	$5,820
Opportunistic Buyouts	6,374	10,456
Distressed/Other Credit(2)	2,686	4,968
Total	$12,457	$21,244

(1)
Committed capital less unfunded capital commitments for Fund VIII and Fund VII was $12.6 billion and $14.1 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreement or other governing agreements.

(2)	The distressed investment strategy includes distressed for control, non-control distressed and other credit.
During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through December 31, 2017), our private equity funds have invested $46.5 billion, of which $18.8 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII and VI was 5.7x, 6.1x and 7.7x, respectively, as of December 31, 2017. Our average entry multiple for a private equity fund is the average of the total enterprise value over an applicable adjusted earnings before interest, taxes, depreciation and amortization which may incorporate certain adjustments based on the investment team’s estimate and we believe captures the true economics of our funds’ investments in portfolio companies. The average entry multiple of actively investing funds may include committed investments not yet closed.

Credit
The following table presents the AUM and gross and net returns information for Apollo’s credit segment by category type:

	As of December 31, 2017				Gross Returns(1)	Net Returns(1)
	AUM	Fee-Generating AUM	Carry-Eligible AUM	Carry-Generating AUM	For the Year Ended December 31, 2017	For the Year Ended December 31, 2017
Category	(in millions)
Liquid/Performing	$43,306	$36,863	$21,720	$7,727	6.3%	5.9%
Drawdown(2)	28,468	16,778	22,798	8,646	13.2	11.1
Permanent capital vehicles ex Athene Non-Sub-Advised(3)	13,428	12,623	10,804	9,441	11.2	7.3
Athene Non-Sub-Advised(3)	59,670	59,670	—	—	N/A	N/A
Athora Non-Sub-Advised(3)	6,719	4,216	—	—	N/A	N/A
Advisory	12,522	—	—	—	N/A	N/A
Total Credit	$164,113	$130,150	$55,322	$25,814	8.3%	7.2%

(1)
The gross and net returns for the year ended December 31, 2017 for total credit excludes assets managed by AAM that are not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo.

(2)
As of December 31, 2017, significant drawdown funds and SIAs had inception-to-date gross and net IRRs of 16.1% and 12.3%, respectively. Significant drawdown funds and SIAs include funds and SIAs with AUM greater than $200 million that do not predominantly invest in other Apollo funds or SIAs.

(3)
Athene Non-Sub-Advised and Athora Non-Sub-Advised reflects total combined AUM of $84.8 billion less $18.4 billion of assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo included within other asset categories. Athora Non-Sub-Advised includes $4.1 billion of AUM for which AAME provides investment advisory services.

Liquid/Performing
The following table summarizes the investment record for funds in the liquid/performing category within Apollo’s credit segment. The significant funds included in the investment record table below have greater than $200 million of AUM and do not predominantly invest in other Apollo funds or SIAs.

		Total AUM	Net Returns
	Vintage Year	As of December 31, 2017	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Credit:		(in millions)
Hedge Funds(1)	Various	$6,643	5%	11%
CLOs(2)	Various	12,218	4	9
SIAs / Other	Various	24,445	7	9
Total		$43,306

(1)	Hedge Funds primarily includes Apollo Credit Strategies Master Fund Ltd. and Apollo Credit Master Fund Ltd.

(2)
CLO returns are calculated based on gross return on invested assets, which excludes cash. Included within Total AUM of CLOs is $1.3 billion of AUM related to a standalone, self-managed asset management business established in connection with risk-retention rules, from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services. CLO returns exclude performance related to this AUM.

Permanent Capital
The following table summarizes the investment record for our permanent capital vehicles by segment, excluding Athene-related and Athora-related assets managed or advised by Athene Asset Management and AAME:

		Total AUM	Total Returns(1)
	IPO Year(2)	As of December 31, 2017	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Credit:		(in millions)
MidCap(3)	N/A	$8,138	12%	10%
AIF	2013	390	10	23
AFT	2011	428	—	24
AINV(4)	2004	4,476	(7)	26
Real Assets:
ARI(5)	2009	4,151	22%	8%
Total		$17,583

(1)
Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

(2)	An IPO year represents the year in which the vehicle commenced trading on a national securities exchange.

(3)
MidCap is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 8% and 6% for the years ended December 31, 2017 and 2016, respectively.

(4)
All amounts are as of September 30, 2017 except for total returns. Refer to www.apolloic.com for the most recent financial information on AINV. The information contained on AINV’s website is not part of this report. Included within Total AUM of AINV is $1.8 billion of AUM related to a non-traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services. Net returns exclude performance related to this AUM.

(5)
All amounts are as of September 30, 2017 except for total returns. Refer to www.apolloreit.com for the most recent financial information on ARI. The information contained on ARI’s website is not part of this report.

Athene and SIAs
As of December 31, 2017, Apollo managed or advised $84.8 billion of total AUM in accounts owned by or related to Athene and Athora, of which approximately $18.4 billion was either sub-advised by Apollo or invested in Apollo funds and investment vehicles managed by Apollo. Of the approximately $18.4 billion of AUM, the vast majority were in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities, and insurance-linked securities.
As of December 31, 2017, Apollo managed approximately $21 billion of total AUM in SIAs, which include certain SIAs in the investment record tables above and capital deployed from certain SIAs across Apollo’s private equity, credit and real assets funds.
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
Carried Interest Income from Related Parties. The general partners of our funds are entitled to an incentive return of normally up to 20% of the total returns of a fund’s capital, depending upon performance of the underlying funds and subject to preferred returns and high water marks, as applicable. The carried interest income from related parties is recognized in accordance with U.S. GAAP guidance applicable to accounting for arrangement fees based on a formula. In applying the U.S. GAAP guidance, the carried interest from related parties for any period is based upon an assumed liquidation of the funds’ assets at the reporting date, and distribution of the net proceeds in accordance with the funds’ allocation provisions.
As of December 31, 2017, approximately 52% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 48% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our private equity, credit and real assets segments, the percentage determined using market-based valuation methods as of December 31, 2017 was 20%, 70% and 39%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest” for a discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
Carried interest income fee rates can be up to 20% for our private equity funds. In our private equity funds, the Company does not earn carried interest income until the investors in the fund have achieved cumulative investment returns on invested capital (including management fees and expenses) in excess of an 8% hurdle rate. Additionally, certain of our credit and real assets funds have various carried interest rates and hurdle rates. Certain of our credit and real assets funds allocate carried interest to the general partner in a similar manner as the private equity funds. In our private equity, certain credit and real assets funds, so long as the investors achieve their priority returns, there is a catch-up formula whereby the Company earns a priority return for a portion of the return until the Company’s carried interest income equates to its incentive fee rate for that fund; thereafter, the Company participates in returns from the fund at the carried interest income rate. Carried interest income is subject to reversal to the extent that the carried interest income distributed exceeds the amount due to the general partner based on a fund’s cumulative investment returns. The Company recognizes potential repayment of previously received carried interest income as a general partner obligation representing all amounts previously distributed to the general partner that would need to be repaid to the Apollo funds if these funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner obligation, however, would not become payable or realized until the end of a fund’s life or as otherwise set forth in the respective limited partnership agreement of the fund.

The table below presents an analysis of Apollo’s (i) carried interest receivable on an unconsolidated basis and (ii) realized and unrealized carried interest income (loss) for Apollo’s combined segments:

	As of December 31,
	2017		2016		For the Year Ended December 31, 2017			For the Year Ended December 31, 2016			For the Year Ended December 31, 2015
	Carried Interest Receivable on an Unconsolidated Basis				Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income	Total Carried Interest Income (Loss)	Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income	Total Carried Interest Income (Loss)	Unrealized Carried Interest Income (Loss)	Realized Carried Interest Income	Total Carried Interest Income (Loss)
	(in thousands)
Private Equity:
Fund VIII	$1,017,000		$333,881		$693,772	$206,393	$900,165	$323,228	$10,653	$333,881	$(427)	$—	$(427)
Fund VII(1)	70,499		74,655		(4,156)	19,817	15,661	5,922	9,844	15,766	(219,449)	229,679	10,230
Fund VI(1)	38,758		—		80,996	—	80,996	(94,798)	—	(94,798)	(130,861)	78,812	(52,049)
Fund IV and V	—	(3)	2,767	(3)	(13,775)	—	(13,775)	(6,442)	266	(6,176)	(13,387)	640	(12,747)
ANRP I and II	34,710	(3)	80,809	(3)	(52,167)	59,519	7,352	80,924	13,326	94,250	(18,914)	—	(18,914)
AAA/Other(2)(5)	243,809		306,354		(62,544)	148,254	85,710	59,973	48,203	108,176	68,877	30,691	99,568
Total Private Equity	1,404,776		798,466		642,126	433,983	1,076,109	368,807	82,292	451,099	(314,161)	339,822	25,661
Total Private Equity, net of profit share	929,220		530,275		430,150	242,413	672,563	254,163	38,399	292,562	(184,903)	163,992	(20,911)
Credit:
Drawdown	323,860	(3)	295,492	(3)	35,493	137,786	173,279	119,925	65,047	184,972	(69,127)	70,970	1,843
Liquid/Performing	52,803		90,035		(12,103)	41,521	29,418	(3,197)	92,041	88,844	(21,808)	27,557	5,749
Permanent capital vehicles	63,588		42,369		27,835	17,666	45,501	20,546	22,941	43,487	10,401	40,625	51,026
Total Credit	440,251		427,896		51,225	196,973	248,198	137,274	180,029	317,303	(80,534)	139,152	58,618
Total Credit, net of profit share	174,461		159,061		32,957	119,172	152,129	74,261	95,315	169,576	(70,171)	94,405	24,234
Real Assets Funds:
CPI Funds	30		368		(310)	277	(33)	(1,026)	1,388	362	(240)	2,496	2,256
U.S. RE Fund I & II	18,311		20,263		(2,968)	11,925	8,957	1,268	8,160	9,428	7,547	1,981	9,528
Other(5)	10,469		11,894		(1,508)	5,867	4,359	4,676	3,018	7,694	(153)	1,380	1,227
Total Real Assets	28,810		32,525		(4,786)	18,069	13,283	4,918	12,566	17,484	7,154	5,857	13,011
Total Real Assets, net of profit share	17,882		19,403		(859)	8,600	7,741	2,717	4,382	7,099	4,186	3,750	7,936
Total	$1,873,837		$1,258,887		$688,565	$649,025	$1,337,590	$510,999	$274,887	$785,886	$(387,541)	$484,831	$97,290
Total, net of profit share	$1,121,563	(4)	$708,739	(4)	$462,248	$370,185	$832,433	$331,141	$138,096	$469,237	$(250,888)	$262,147	$11,259

(1)
As of December 31, 2017, the remaining investments and escrow cash of Fund VII and Fund VI were valued at 98% and 95% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of December 31, 2017, Fund VI had $167.6 million of gross carried interest income, or $112.4 million net of profit sharing, in escrow. As of December 31, 2017, Fund VII had $106.5 million of gross carried interest income, or $60.6 million net of profit sharing, in escrow. As of December 31, 2016, the remaining investments and escrow cash of Fund VII and Fund VI were valued at 103% and 82% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of December 31, 2016, Fund VI had $167.6 million of gross carried interest income, or $110.7 million net of profit sharing, in escrow as of December 31, 2016, Fund VII had $58.6 million of gross carried interest income, or $32.6 million net of profit sharing, in escrow. With respect to Fund VII and Fund VI, realized carried interest income currently distributed to the general partner is limited to tax distributions pursuant to the fund’s partnership agreement.

(2)
As of December 31, 2017, AAA/Other includes $178.6 million of carried interest receivable, or $129.6 million net of profit sharing, from AAA Investments, L.P. and as of December 31, 2016, AAA/Other includes $229.8 million of carried interest receivable, or $149.2 million net of profit sharing, from AAA Investments, L.P. which Apollo may elect to receive in cash or in common shares of Athene Holding (valued at the fair market value); and if Apollo elects to receive payment of such carried interest in cash, then common shares of Athene Holding shall be distributed to Apollo and immediately sold by Apollo to pay for such carried interest in cash.

(3)
As of December 31, 2017, certain credit funds and private equity funds had $56.1 million and $30.1 million, respectively, in general partner obligations to return previously distributed carried interest income. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations for certain credit funds and certain private equity funds was $330.2 million and $131.4 million, respectively, as of December 31, 2017. As of December 31, 2016, certain credit funds and certain private equity funds had $60.6 million and $56.0 million, respectively, in general partner obligations to return previously distributed carried interest income. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations for certain credit funds and certain private equity funds was $332.4 million and $406.6 million, respectively, as of December 31, 2016.

(4)
There was a corresponding profit sharing payable of $752.3 million and $550.1 million as of December 31, 2017 and December 31, 2016, including profit sharing payable related to amounts in escrow and a contingent consideration obligation of $92.6 million and $106.3 million, respectively.

(5)	Other includes certain SIAs.
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
Carried interest income from our private equity funds and certain credit and real assets funds is subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative carried interest distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. These general partner obligations, if applicable, are included in due to related parties on the consolidated statements of financial condition. As of December 31, 2017 and 2016, there was $86.2 million and $116.6 million, respectively, of such general partner obligations related to our funds.
The following table summarizes our carried interest since inception for our combined segments through December 31, 2017:

	Carried Interest Since Inception(1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation as of December 31, 2017(3)	Maximum Carried Interest Income Subject to Potential Reversal(4)
	(in millions)
Private Equity:
Fund VIII	$1,017.0	$217.0	$1,234.0	$—	$1,158.6
Fund VII	70.5	3,121.5	3,192.0	—	664.8
Fund VI	38.8	1,659.0	1,697.8	—	1,151.4
Fund IV and V	—	2,053.1	2,053.1	24.8	7.3
ANRP I and II	34.7	74.8	109.5	5.3	72.3
AAA/Other	243.8	358.8	602.6	—	168.2
Total Private Equity	1,404.8	7,484.2	8,889.0	30.1	3,222.6
Credit(5):
Drawdown	323.9	1,087.8	1,411.7	56.1	463.1
Liquid/Performing	52.8	516.1	568.9	—	82.7
Permanent capital vehicles ex AAM	54.4	—	54.4	—	54.4
Total Credit	431.1	1,603.9	2,035.0	56.1	600.2
Real Assets:
CPI Funds	—	10.1	10.1	—	1.6
U.S. RE Fund I and II	18.3	23.7	42.0	—	36.4
Other(6)	10.5	10.5	21.0	—	14.5
Total Real Assets	28.8	44.3	73.1	—	52.5
Total	$1,864.7	$9,132.4	$10,997.1	$86.2	$3,875.3

(1)	Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.20 as of December 31, 2017.

(2)
Amounts in “Distributed by Fund and Recognized” for the CPI, Gulf Stream Asset Management, LLC (“Gulf Stream”) and Stone Tower funds and SIAs are presented for activity subsequent to the respective acquisition dates.

(3)
Amounts were computed based on the fair value of fund investments on December 31, 2017. Carried interest income has been allocated to and recognized by the general partner. Based on the amount of carried interest income allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed carried interest income or fees at December 31, 2017. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(4)
Represents the amount of carried interest income that would be reversed if remaining fund investments became worthless on December 31, 2017. Amounts subject to potential reversal of carried interest income include amounts undistributed by a fund (i.e., the carried interest receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed carried interest income, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

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
In addition, certain professionals and selected other individuals have a profit sharing interest in the carried interest income earned in relation to our private equity, certain credit and real assets funds in order to better align their interests with our own and with those of the investors in these funds. Profit sharing expense is part of our compensation and benefits expense and is generally based upon a fixed percentage of private equity, credit and real assets carried interest income. Profit sharing expense can reverse during periods when there is a decline in carried interest income that was previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized and generally before preferred returns are achieved for the investors. Therefore, changes in our unrealized carried interest income (loss) have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized carried interest income increases. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return carried interest income previously distributed back to the funds. This general partner obligation due to the funds would be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification obligations also exist for realized gains with respect to Fund IV, Fund V and Fund VI, which, although our Managing Partners and Contributing Partners would remain personally liable, may indemnify our Managing Partners and Contributing Partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. See note 15 to our consolidated financial statements for further information regarding the Company’s indemnification liability.
Each Managing Partner receives $100,000 per year in base salary for services rendered to us. Additionally, our Managing Partners can receive other forms of compensation. In addition, AHL Awards (as defined in note 13 to our consolidated financial statements) and other equity-based compensation awards have been granted to the Company and certain employees, which amortize over the respective vesting periods. In addition, the Company grants equity awards to certain employees, including RSUs, restricted Class A shares and options, that generally vest and become exercisable in quarterly installments or annual installments depending on the contract terms over a period of three to six years. See note 13 to our consolidated financial statements for further discussion of equity-based compensation.
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
Other Income (Losses), Net. Other income (losses), net includes gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities, remeasurement of the tax receivable agreement liability related to the TCJA and other miscellaneous non-operating income and expenses.
Income Taxes. The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. federal income tax purposes. As a result, except as described below, the Apollo Operating Group has not been subject to U.S. income taxes. However, the U.S. entities, in some cases, are subject to New York City unincorporated business tax (“NYC UBT”), and non-U.S. entities, in some cases, are subject to non-U.S. corporate income taxes. In addition, certain consolidated entities are, or are treated as, corporations for U.S. and non-U.S. tax purposes and therefore subject to federal, state, local and foreign corporate income tax. The Company's provision for income taxes is accounted for in accordance with U.S. GAAP.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the 51.5% and 53.7% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of December 31, 2017 and 2016, respectively. Non-Controlling Interests also include limited partner interests in certain consolidated funds and VIEs.
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

Results of Operations
Below is a discussion of our consolidated results of operations for the years ended December 31, 2017, 2016 and 2015. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Years Ended December 31,		Amount Change	Percentage Change	For the Years Ended December 31,		Amount Change	Percentage Change
	2017	2016			2016	2015
	(in thousands)				(in thousands)
Revenues:
Management fees from related parties	$1,154,925	$1,043,513	$111,412	10.7%	$1,043,513	$930,194	$113,319	12.2%
Advisory and transaction fees from related parties, net	117,624	146,665	(29,041)	(19.8)	146,665	14,186	132,479	NM
Carried interest income from related parties	1,337,624	780,206	557,418	71.4	780,206	97,290	682,916	NM
Total Revenues	2,610,173	1,970,384	639,789	32.5	1,970,384	1,041,670	928,714	89.2
Expenses:
Compensation and benefits:
Salary, bonus and benefits	428,882	389,130	39,752	10.2	389,130	354,524	34,606	9.8
Equity-based compensation	91,450	102,983	(11,533)	(11.2)	102,983	97,676	5,307	5.4
Profit sharing expense	515,073	357,074	157,999	44.2	357,074	85,229	271,845	319.0
Total compensation and benefits	1,035,405	849,187	186,218	21.9	849,187	537,429	311,758	58.0
Interest expense	52,873	43,482	9,391	21.6	43,482	30,071	13,411	44.6
General, administrative and other	257,858	247,000	10,858	4.4	247,000	255,061	(8,061)	(3.2)
Placement fees	13,913	26,249	(12,336)	(47.0)	26,249	8,414	17,835	212.0
Total Expenses	1,360,049	1,165,918	194,131	16.7	1,165,918	830,975	334,943	40.3
Other Income:
Net gains from investment activities	95,104	139,721	(44,617)	(31.9)	139,721	121,723	17,998	14.8
Net gains from investment activities of consolidated variable interest entities	10,665	5,015	5,650	112.7	5,015	19,050	(14,035)	(73.7)
Income from equity method investments	161,630	103,178	58,452	56.7	103,178	14,855	88,323	NM
Interest income	6,421	4,072	2,349	57.7	4,072	3,232	840	26.0
Other income, net	245,640	4,562	241,078	NM	4,562	7,673	(3,111)	(40.5)
Total Other Income	519,460	256,548	262,912	102.5	256,548	166,533	90,015	54.1
Income before income tax provision	1,769,584	1,061,014	708,570	66.8	1,061,014	377,228	683,786	181.3
Income tax provision	(325,945)	(90,707)	(235,238)	259.3	(90,707)	(26,733)	(63,974)	239.3
Net Income	1,443,639	970,307	473,332	48.8	970,307	350,495	619,812	176.8
Net income attributable to Non-Controlling Interests	(814,535)	(567,457)	(247,078)	43.5	(567,457)	(215,998)	(351,459)	162.7
Net Income Attributable to Apollo Global Management, LLC	629,104	402,850	226,254	56.2	402,850	134,497	268,353	199.5
Net Income attributable to Preferred Shareholders	(13,538)	—	(13,538)	NM	—	—	—	NM
Net Income Attributable to AGM Class A Shareholders	$615,566	$402,850	$212,716	52.8%	$402,850	$134,497	$268,353	199.5%

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
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Management fees from related parties increased by $111.4 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This change was primarily attributable to increased management fees earned from EPF III, Athene and FCI III of $59.3 million, $33.9 million and $11.9 million, respectively, during the year ended December 31, 2017 as compared to the same period during 2016. Management fees earned from EPF III and FCI III increased as a result of capital raises that occurred after December 31, 2016, as well as a one-time catch-up of management fees during the year ended December 31, 2017 of $15.1 million and $7.0 million from EPF III and FCI III, respectively.
Advisory and transaction fees from related parties, net, decreased by $29.0 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This change was primarily attributable to a decrease in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $46.2 million, partially offset by an increase in net advisory and transaction fees earned with respect to FCI III of $20.3 million during the year ended December 31, 2017 as compared to the same period during 2016.
Carried interest income from related parties increased by $557.4 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This change was primarily attributable to increased carried interest income earned from our private equity funds of $625.0 million, offset by decreased carried interest income earned from our credit funds of $69.1 million during the year ended December 31, 2017 as compared to the same period in 2016. For additional details regarding changes in carried interest income in each segment, see “—Segment Analysis” below.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Management fees from related parties increased by $113.3 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This change was primarily attributable to increased management fees earned with respect to ANRP II, MidCap, Athene, assets advised by AAME, Credit Opportunity Fund III, L.P. (“COF III”) and ARI of $46.0 million, $12.5 million, $10.8 million, $10.6 million, $8.0 million and $6.6 million, respectively, partially offset by decreases in management fees earned with respect to AINV and Fund VI of $13.6 million and $6.5 million, respectively, during the year ended December 31, 2016 as compared to the same period during 2015. The increase in management fees from related parties was partially driven by an increase in reimbursable expenses during the year ended December 31, 2016 as compared to the same period during 2015.
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
Expenses
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Compensation and benefits increased by $186.2 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily attributable to an increase in profit sharing expense of $158.0 million due to increased carried interest income during the year ended December 31, 2017, as compared to the same period in 2016. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period.
Included in profit sharing expense is $62.3 million and $62.1 million for the year ended December 31, 2017 and 2016, respectively, related to a performance based incentive arrangement for certain Apollo partners and employees designed to more closely align compensation on an annual basis with the overall realized performance of the Company (referred to herein as the “Incentive Pool”). The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
Interest expense increased by $9.4 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016 primarily as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 11 to our consolidated financial statements.
Placement fees decreased by $12.3 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily driven by a decrease in placement fees incurred in connection with capital raising activity relating to EPF III of $10.8 million during the year ended December 31, 2017, as compared to the year ended December 31, 2016. Placement fees are incurred in connection with raising capital for new and existing funds. The fees are normally payable to placement agents, who are third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors.

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
Included in profit sharing expense is $62.1 million and $62.1 million for the year ended December 31, 2016 and 2015, respectively, related to the Incentive Pool. Allocations to participants in the Incentive Pool contain both a fixed component and a discretionary component, each of which may vary year to year. The fixed component of the Incentive Pool was $0.6 million and $1.6 million for the year ended December 31, 2016 and 2015, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period. See “—Critical Accounting Policies—Profit Sharing Expense” for an overview of the Incentive Pool.
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
Placement fees increased by $17.8 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015 as a result of placement fees related to the launch of EPF III of $19.4 million during the year ended December 31, 2016.
Other Income
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net gains from investment activities decreased by $44.6 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily attributable to reduced gains on the Company’s investment in Athene Holding during the year ended December 31, 2017, as compared to the same period in 2016. See note 6 to the consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net gains from investment activities of consolidated VIEs increased by $5.7 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. See note 5 to the condensed consolidated financial statements for details regarding net gains from investment activities of consolidated VIEs.
Income from equity method investments increased by $58.5 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily driven by increases in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Fund VIII of $64.5 million, which was partially offset by a decrease in Apollo Energy Opportunity Fund, L.P. (“AEOF”) of $6.8 million during the year ended December 31, 2017, as compared to the same period in 2016.
Other income, net increased by $241.1 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016 primarily attributable to $200.2 million related to the gain from remeasurement of the tax receivable agreement liability due to changes in estimated tax rates resulting from legislative reforms in the TCJA during the year ended December 31, 2017, $19.0 million in proceeds recognized in connection with the Company’s early termination of a lease during the year ended December 31, 2017, $17.5 million in insurance proceeds recognized during the year ended December 31, 2017 in connection with fees and expenses relating to a legal proceeding and $6.2 million from the assignment of a CLO collateral management agreement during the the year ended December 31, 2017.

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
Income from equity method investments increased by $88.3 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015. This change was primarily driven by increases in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Fund VIII, AEOF, EPF II, ANRP II, COF III, ANRP I, an SIA and MidCap of $45.2 million, $7.9 million, $6.0 million, $5.7 million, $4.9 million, $4.5 million, $3.2 million and $2.7 million, respectively, as well as modest increases across most of our other equity method investments during the year ended December 31, 2016, as compared to the same period in 2015.
Other income, net decreased by $3.1 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015. This change was primarily driven by foreign exchange losses during the year ended December 31, 2016, compared to foreign exchange gains during the year ended December 31, 2015.
Net Income Attributable to Non-Controlling Interests and Preferred Shareholders
For information related to net income attributable to Non-Controlling Interests and net income attributable to preferred shareholders, see note 14 to the consolidated financial statements.
Income Tax Provision
The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. federal income tax purposes. As a result, only a portion of the income we earn is subject to corporate-level tax in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes.
Years Ended December 31, 2017 Compared to Years Ended December 31, 2016
The income tax provision increased by $235.2 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The increase was primarily due to the remeasurement of deferred taxes as a result of legislative reforms in the TCJA enacted on December 22, 2017 as well as an overall change in the mix of earnings when comparing the amount of earnings that are subject to corporate-level taxation to those earnings that are not subject to corporate-level tax as these earnings are passed through to Non-Controlling Interests and Class A shareholders. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 18.4% and 8.5% for the years ended December 31, 2017 and 2016, respectively. The most significant reconciling items between our U.S. federal statutory income tax rate and our effective income tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; (iii) state and local income taxes including NYC UBT; and (iv) impact of U.S. tax reform legislation (see note 10 to the consolidated financial statements for further details regarding the Company’s income tax provision and the TCJA).
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

Private Equity
The following table sets forth our segment statement of operations information and our supplemental performance measure, EI, within our private equity segment.

	For the Years Ended December 31,		Total Change	Percentage Change	For the Years Ended December 31,		Total Change	Percentage Change
	2017	2016			2016	2015
	(in thousands)				(in thousands)
Private Equity:
Revenues:
Management fees from related parties	$306,734	$321,995	$(15,261)	(4.7)%	$321,995	$295,836	$26,159	8.8%
Advisory and transaction fees from related parties, net	84,063	128,675	(44,612)	(34.7)	128,675	(7,485)	136,160	NM
Carried interest income (loss) from related parties:
Unrealized	642,126	368,807	273,319	74.1	368,807	(314,161)	682,968	NM
Realized	433,983	82,292	351,691	427.4	82,292	339,822	(257,530)	(75.8)
Total carried interest income from related parties	1,076,109	451,099	625,010	138.6	451,099	25,661	425,438	NM
Total Revenues	1,466,906	901,769	565,137	62.7	901,769	314,012	587,757	187.2
Expenses:
Compensation and benefits:
Salary, bonus and benefits	123,095	124,463	(1,368)	(1.1)	124,463	123,653	810	0.7
Equity-based compensation	27,516	27,549	(33)	(0.1)	27,549	31,324	(3,775)	(12.1)
Profit sharing expense:
Unrealized	211,976	114,643	97,333	84.9	114,643	(129,258)	243,901	NM
Realized	191,569	43,893	147,676	336.4	43,893	175,830	(131,937)	(75.0)
Realized: Equity-based	2,184	—	2,184	NM	—	—	—	NM
Total profit sharing expense	405,729	158,536	247,193	155.9	158,536	46,572	111,964	240.4
Total compensation and benefits	556,340	310,548	245,792	79.1	310,548	201,549	108,999	54.1
Non-compensation expenses:
General, administrative and other	68,504	71,323	(2,819)	(4.0)	71,323	75,559	(4,236)	(5.6)
Placement fees	3,783	2,297	1,486	64.7	2,297	4,550	(2,253)	(49.5)
Total non-compensation expenses	72,287	73,620	(1,333)	(1.8)	73,620	80,109	(6,489)	(8.1)
Total Expenses	628,627	384,168	244,459	63.6	384,168	281,658	102,510	36.4
Other Income:
Income from equity method investments	132,376	66,281	66,095	99.7	66,281	19,125	47,156	246.6
Net gains from investment activities	9,652	11,379	(1,727)	(15.2)	11,379	6,933	4,446	64.1
Net interest loss	(16,597)	(14,187)	(2,410)	17.0	(14,187)	(9,878)	(4,309)	43.6
Other income, net	26,299	1,650	24,649	NM	1,650	3,148	(1,498)	(47.6)
Total Other Income	151,730	65,123	86,607	133.0	65,123	19,328	45,795	236.9
Economic Income	$990,009	$582,724	$407,285	69.9%	$582,724	$51,682	$531,042	NM
Revenues
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Management fees from related parties decreased by $15.3 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily attributable to decreases in management fees earned with respect to ANRP II, AION and Fund VI of $7.9 million, $4.2 million and $2.1 million, respectively, during the year ended December 31, 2017 as compared to the year ended December 31, 2016. The decrease in management fees earned from ANRP II was primarily due to catch-up of management fees in connection with capital raised during the year ended December 31, 2016. The decrease in management fees earned from AION and Fund VI were primarily resulting from a reduction in fee basis after December 31, 2016.
Advisory and transaction fees from related parties, net decreased by $44.6 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily attributable to a decrease in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $46.2 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016.
Carried interest income from related parties increased by $625.0 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily attributable to increases in carried interest income earned from Fund VIII and Fund VI of $566.3 million and $175.8 million, respectively, offset by decreases in carried interest income earned from ANRP I of $67.3 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase in carried interest income earned from Fund VIII was primarily driven by appreciation in value in the fund’s private portfolio companies. The increase in carried interest income earned from Fund VI was primarily driven by appreciation in value in the fund’s public portfolio companies. The decrease in carried interest income earned from ANRP I was primarily driven by lower appreciation in value in the fund’s private portfolio companies.
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
Expenses
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Compensation and benefits expense increased by $245.8 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This change was primarily attributable to an increase in profit sharing expense of $247.2 million as a result of a corresponding increase in carried interest income as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period.
Included in profit sharing expense is $44.4 million and $20.6 million related to the Incentive Pool for the year ended December 31, 2017 and 2016, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
General, administrative and other decreased by $2.8 million during the year ended December 31, 2017, as compared to the year ended December 31, 2016. The change was primarily driven by a decrease in professional fees during the year ended December 31, 2017, as compared to the same period in 2016.
Placement fees increased by $1.5 million during the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily driven by placement fees incurred during the year ended December 31, 2017 of $3.5 million in connection with capital raising activity relating to Fund IX. Placement fees during the year ended December 31, 2016 were primarily incurred in connection with capital raising activity relating to ANRP II of $2.0 million.
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
Other Income
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Income from equity method investments increased by $66.1 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily attributable to increases in income from Apollo’s equity ownership interest in Fund VIII of $64.5 million during the year ended December 31, 2017, as compared to the same period in 2016.
Net gains from investment activities decreased by $1.7 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, due to reduced gains on the Company’s investment in Athene Holding during the year ended December 31, 2017, as compared to the year ended December 31, 2016. See note 6 to the consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net interest loss increased by $2.4 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to additional interest expense incurred during the year ended December 31, 2017 as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 11 to our consolidated financial statements.
Other income, net increased by $24.6 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily attributable to proceeds recognized in connection with the Company’s early termination of a lease which occurred during the year ended December 31, 2017, in addition to $17.5 million in insurance proceeds recognized during the year ended December 31, 2017 in connection with fees and expenses relating to a legal proceeding.
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

Credit
The following table sets forth our segment statement of operations information and EI within our credit segment.

	For the Years Ended December 31,		Total Change	Percentage Change	For the Years Ended December 31,		Total Change	Percentage Change
	2017	2016			2016	2015
	(in thousands)				(in thousands)
Credit:
Revenues:
Management fees from related parties	$702,191	$596,709	$105,482	17.7%	$596,709	$565,241	$31,468	5.6%
Advisory and transaction fees from related parties, net	30,733	12,533	18,200	145.2	12,533	17,246	(4,713)	(27.3)
Carried interest income (loss) from related parties:
Unrealized	51,225	137,274	(86,049)	(62.7)	137,274	(80,534)	217,808	NM
Realized	196,973	180,029	16,944	9.4	180,029	139,152	40,877	29.4
Total carried interest income from related parties	248,198	317,303	(69,105)	(21.8)	317,303	58,618	258,685	441.3
Total Revenues	981,122	926,545	54,577	5.9	926,545	641,105	285,440	44.5
Expenses:
Compensation and benefits:
Salary, bonus and benefits	231,592	209,256	22,336	10.7	209,256	200,032	9,224	4.6
Equity-based compensation	37,453	34,185	3,268	9.6	34,185	26,683	7,502	28.1
Profit sharing expense:
Unrealized	18,268	63,012	(44,744)	(71.0)	63,012	(10,363)	73,375	NM
Realized	77,801	84,715	(6,914)	(8.2)	84,715	44,747	39,968	89.3
Realized: Equity-based	1,876	—	1,876	NM	—	—	—	NM
Total profit sharing expense	97,945	147,727	(49,782)	(33.7)	147,727	34,384	113,343	329.6
Total compensation and benefits	366,990	391,168	(24,178)	(6.2)	391,168	261,099	130,069	49.8
Non-compensation expenses
General, administrative and other	139,374	125,639	13,735	10.9	125,639	123,378	2,261	1.8
Placement fees	10,130	22,047	(11,917)	(54.1)	22,047	4,389	17,658	402.3
Total non-compensation expenses	149,504	147,686	1,818	1.2	147,686	127,767	19,919	15.6
Total Expenses	516,494	538,854	(22,360)	(4.1)	538,854	388,866	149,988	38.6
Other Income:
Income (loss) from equity method investments	27,718	33,290	(5,572)	(16.7)	33,290	(6,025)	39,315	NM
Net gains from investment activities	85,135	127,229	(42,094)	(33.1)	127,229	114,199	13,030	11.4
Net interest loss	(23,709)	(20,669)	(3,040)	14.7	(20,669)	(13,740)	(6,929)	50.4
Other income (loss), net	17,037	(4,500)	21,537	NM	(4,500)	3,574	(8,074)	NM
Total Other Income	106,181	135,350	(29,169)	(21.6)	135,350	98,008	37,342	38.1
Non-Controlling Interest	(4,379)	(7,464)	3,085	(41.3)	(7,464)	(11,684)	4,220	(36.1)
Economic Income	$566,430	$515,577	$50,853	9.9%	$515,577	$338,563	$177,014	52.3%
Revenues
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Management fees from related parties increased by $105.5 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily attributable to increases in management fees earned from EPF III, Athene, FCI III and Apollo Total Return Fund L.P. of $59.3 million, $33.9 million, $11.9 million and $9.9 million, respectively, during the year ended December 31, 2017, as compared to the same period during 2016. Management fees earned from EPF III and FCI III increased as a result of capital raises that occurred after December 31, 2016, as well as a one-time catch-up of management fees during the year ended December 31, 2017 of $15.1 million and $7.0 million from EPF III and FCI III, respectively. These increases were partially offset by a decrease in management fees earned from EPF II of $23.0 million during the year ended December 31, 2017, as compared to the same period during 2016, primarily resulting from a step down in fee basis from committed capital to invested capital during the year ended December 31, 2017.

Advisory and transaction fees from affiliates, net, increased by $18.2 million during the year ended December 31, 2017, as compared to the year ended December 31, 2016. The change was primarily driven by increases in net advisory and transaction fees from FCI III of $20.3 million during the year ended December 31, 2017, as compared to the same period during 2016.
Carried interest income from related parties decreased by $69.1 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily attributable to decreases in carried interest income earned from Apollo Credit Master Fund Ltd, CLOs, SCRF III and AEOF of $29.3 million, $27.1 million, $16.3 million and $14.2 million, respectively, partially offset by an increase in carried interest income earned from FCI III of $28.4 million during the year ended December 31, 2017, as compared to the same period during 2016.
The decrease in carried interest income related to Apollo Credit Master Fund Ltd. was due to under-performance relative to the fund’s hurdle rate during the year ended December 31, 2017, as compared to the same period in 2016 as a result of lower appreciation on investments in the financial and technology sectors during the year ended December 31, 2017. The decrease in carried interest income earned from the CLOs was due to under-performance relative to each respective CLO hurdle rate and lower appreciation from the leveraged loan assets during the year ended December 31, 2017 as compared to the same period in 2016. The decrease in carried interest income related to SCRF III was attributable to carried interest income being generated at a slower rate as the fund unwound its portfolio during the year ended December 31, 2017. The decrease in carried interest income earned from AEOF was primarily due to lower mark-to-market performance on energy positions during the year ended December 31, 2017, as compared to the same period in 2016. FCI III was in its first year of its investment cycle and the increase in carried interest income earned from FCI III was due to higher valuations of the fund’s life settlements portfolio during the year ended December 31, 2017.
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

Expenses
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Compensation and benefits expense decreased by $24.2 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily attributable to a decrease in profit sharing expense of $49.8 million during the year ended December 31, 2017, as compared to the year ended December 31, 2016 as a result of a corresponding decrease in carried interest income as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period. The decrease in profit sharing expense was partially offset by a increase in salary, bonus and benefits of $22.3 million during the year ended December 31, 2017, as compared to the year ended December 31, 2016 primarily due to increased headcount.
Included in profit sharing expense is $16.3 million and $38.0 million related to the Incentive Pool for the year ended December 31, 2017 and 2016, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
General, administrative and other increased by $13.7 million during the year ended December 31, 2017, as compared to the year ended December 31, 2016. The change was primarily driven by an increase in fund organizational expenses related to the launch of EPF III as well as an increase in professional fees during the year ended December 31, 2017, as compared to the same period in 2016.
Placement fees decreased by $11.9 million during the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily driven by a decrease in placement fees incurred in connection with capital raising activity relating to EPF III of $10.8 million during the year ended December 31, 2017, as compared to the year ended December 31, 2016.
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
Other Income
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Income from equity method investments decreased by $5.6 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily driven by a decrease in income from Apollo’s equity ownership interest in AEOF, EPF II and Apollo Senior Loan Fund, L.P. of $6.8 million, $1.7 million and $1.3 million, respectively, partially offset by an increase in income from Apollo’s equity ownership interest in AINV of $5.0 million during the year ended December 31, 2017, as compared to the same period in 2016.
Net gains from investment activities decreased by $42.1 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, due to reduced gains on the Company’s investment in Athene Holding during the year ended December 31, 2017, as compared to the year ended December 31, 2016. See note 6 to the consolidated financial statements for further information regarding the Company’s investment in Athene Holding.

Net interest loss increased by $3.0 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to additional interest expense incurred during the year ended December 31, 2017 as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 11 to our consolidated financial statements.
Other income (loss), net increased by $21.5 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily attributable to proceeds recognized in connection with the Company’s early termination of a lease and proceeds recognized from the assignment of a CLO collateral management agreement during the year ended December 31, 2017.
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
Non-Controlling Interests
For information related to Non-Controlling Interests, see note 14 to the consolidated financial statements for further details.

Real Assets
The following table sets forth our segment statement of operations information and EI within our real assets segment.

	For the Years Ended December 31,		Total Change	Percentage Change	For the Years Ended December 31,		Total Change	Percentage Change
	2017	2016			2016	2015
	(in thousands)				(in thousands)
Real Assets:
Revenues:
Management fees from related parties	$73,390	$58,945	$14,445	24.5%	$58,945	$50,816	$8,129	16.0%
Advisory and transaction fees from related parties, net	2,828	5,907	(3,079)	(52.1)	5,907	4,425	1,482	33.5
Carried interest income from related parties:
Unrealized	(4,786)	4,918	(9,704)	NM	4,918	7,154	(2,236)	(31.3)
Realized	18,069	12,566	5,503	43.8	12,566	5,857	6,709	114.5
Total carried interest income from related parties	13,283	17,484	(4,201)	(24.0)	17,484	13,011	4,473	34.4
Total Revenues	89,501	82,336	7,165	8.7	82,336	68,252	14,084	20.6
Expenses:
Compensation and benefits:
Salary, bonus and benefits	39,468	33,171	6,297	19.0	33,171	32,237	934	2.9
Equity-based compensation	2,905	2,734	171	6.3	2,734	4,177	(1,443)	(34.5)
Profit sharing expense:
Unrealized	(3,925)	2,202	(6,127)	NM	2,202	2,968	(766)	(25.8)
Realized	9,468	8,185	1,283	15.7	8,185	2,107	6,078	288.5
Total profit sharing expense	5,543	10,387	(4,844)	(46.6)	10,387	5,075	5,312	104.7
Total compensation and benefits	47,916	46,292	1,624	3.5	46,292	41,489	4,803	11.6
Non-compensation expenses:
General, administrative and other	20,701	21,528	(827)	(3.8)	21,528	22,869	(1,341)	(5.9)
Placement fees	—	89	(89)	(100.0)	89	—	89	NM
Total non-compensation expenses	20,701	21,617	(916)	(4.2)	21,617	22,869	(1,252)	(5.5)
Total Expenses	68,617	67,909	708	1.0	67,909	64,358	3,551	5.5
Other Income (Loss):
Income from equity method investments	2,857	3,010	(153)	(5.1)	3,010	2,978	32	1.1
Net losses from investment activities	(13)	—	(13)	NM	—	—	—	NM
Net interest loss	(4,678)	(4,163)	(515)	12.4	(4,163)	(2,915)	(1,248)	42.8
Other income, net	2,460	692	1,768	255.5	692	1,455	(763)	(52.4)
Total Other Income (Loss)	626	(461)	1,087	NM	(461)	1,518	(1,979)	NM
Economic Income	$21,510	$13,966	$7,544	54.0%	$13,966	$5,412	$8,554	158.1%
Revenues
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Management fees from related parties increased by $14.4 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily attributable to increases in management fees earned with respect to ARI and Asia RE Fund of $8.2 million and $3.3 million, respectively, during the year ended December 31, 2017, as compared to the year ended December 31, 2016, in connection with capital raises for the funds during 2017.
Advisory and transaction fees from related parties, net, decreased by $3.1 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily attributable to decreases in net advisory and transaction fees earned with respect to AGRE Debt Fund I and U.S. RE Fund II of $2.4 million and $0.4 million, respectively, during the year ended December 31, 2017, as compared to the year ended December 31, 2016.
Carried interest income from related parties decreased by $4.2 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. Carried interest income earned from certain funds, including U.S. RE Fund I and II, includes an allocation of carried interest income from a strategic investment account that invests in the funds. This change was primarily attributable to decreases in carried interest income earned from strategic investment accounts of $4.3 million during the year ended December 31, 2017, as compared to the same period during 2016. In addition, U.S. RE Fund I had a decrease of $2.4 million during the year ended December 31, 2017, as compared to the year ended December 31, 2016. The decrease in carried interest income earned from U.S. RE Fund I was primarily due to lower appreciation of several investments during the year ended

December 31, 2017, as compared to the same period during 2016. The decrease was partially offset by an increase in carried interest income earned from U.S. RE Fund II of $1.9 million. The increase in carried interest income earned from U.S. RE Fund II was primarily due to strong operating performance across many of the fund’s underlying properties and appreciation of several real estate investments during the year ended December 31, 2017.
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
Expenses
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Compensation and benefits increased by $1.6 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily attributable to an increase in salary, bonus and benefits of $6.3 million during the year ended December 31, 2017, as compared to the same period during 2016 primarily due to increased headcount. The increase in salary, bonus and benefits was partially offset by a decrease in profit sharing expense of $4.8 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016 as a result of a corresponding decrease in carried interest income as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating carried interest in the period.
Included in profit sharing expense is $1.6 million and $3.5 million related to the Incentive Pool for the year ended December 31, 2017 and 2016, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
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
Other Income (Loss)
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Other income, net increased by $1.8 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily attributable to proceeds recognized in connection with the Company’s early termination of a lease during the year ended December 31, 2017.
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
Summary of Fee Related Earnings
The following table is a summary of Fee Related Earnings.

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands)
Management Fees	$1,082,315	$977,649	$911,893
Advisory and Transaction Fees from Related Parties, net	117,624	147,115	48,186
Carried Interest Income from Related Parties(1)	17,666	22,941	40,625
Salary, Bonus and Benefits	(394,155)	(366,890)	(355,922)
Non-compensation Expenses	(242,492)	(242,923)	(218,745)
Other Income (Loss) attributable to Fee Related Earnings(2)	47,834	(554)	7,694
Non-Controlling Interest	(4,379)	(7,464)	(11,684)
Fee Related Earnings(3)	$624,413	$529,874	$422,047

(1)	Represents carried interest income earned from a publicly traded business development company we manage.

(2)
Includes $19.0 million in proceeds recognized in connection with the Company’s early termination of a lease during the year ended December 31, 2017. Includes $17.5 million in insurance proceeds recognized in connection with fees and expenses relating to a legal proceeding during the year ended December 31, 2017.

(3)
Excludes a reserve of $45 million accrued during the year ended December 31, 2015 in connection with an SEC regulatory matter principally concerning the acceleration of fees from fund portfolio companies.

Summary of Distributable Earnings
The following table is a reconciliation of Distributable Earnings per share of common and equivalents to net distribution per share of common and equivalent.

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Distributable Earnings	$1,010,002	$647,932	$622,821
Taxes and related payables(1)	(26,337)	(9,635)	(9,715)
Preferred distributions	(13,538)	—	—
Distributable Earnings After Taxes and Related Payables	970,127	638,297	613,106
Add back: Tax and related payables attributable to common and equivalents	18,213	110	12
Distributable Earnings before certain payables(2)	988,340	638,407	613,118
Percent to common and equivalents	49%	47%	47%
Distributable Earnings before other payables attributable to common and equivalents	486,799	302,899	290,420
Less: Taxes and related payables attributable to common and equivalents	(18,213)	(110)	(12)
Distributable Earnings attributable to common and equivalents	$468,586	$302,789	$290,408
Distributable Earnings per share of common and equivalent(3)	$2.37	$1.56	$1.50
Retained capital per share of common and equivalent(3)(4)	(0.31)	(0.14)	(0.12)
Net distribution per share of common and equivalent(3)	$2.06	$1.42	$1.38

(1)	Represents the estimated current corporate, local and non-U.S. taxes as well as the payable under Apollo’s tax receivable agreement.

(2)	Distributable earnings before certain payables represents Distributable Earnings before the deduction for the estimated current corporate taxes and the payable under Apollo’s tax receivable agreement.

(3)
Per share calculations are based on end of period Distributable Earnings Shares Outstanding, which consists of total Class A shares outstanding, AOG Units and RSUs that participate in distributions (collectively referred to as “common & equivalents”).

(4)	Retained capital is withheld pro-rata from common and equivalent holders and AOG Unit holders.

Summary of Non-U.S. GAAP Measures
The table below sets forth a reconciliation of net income attributable Apollo Global Management, LLC Class A Shareholders to our non-U.S. GAAP performance measures:

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net Income Attributable to Apollo Global Management, LLC Class A Shareholders	$615,566	$402,850	$134,497
Preferred distributions	13,538	—	—
Net income attributable to Non-Controlling Interests in consolidated entities	8,891	5,789	21,364
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	805,644	561,668	194,634
Net Income	$1,443,639	$970,307	$350,495
Income tax provision	325,945	90,707	26,733
Income Before Income Tax Provision	$1,769,584	$1,061,014	$377,228
Transaction-related charges and equity-based compensation	17,496	57,042	39,793
Gain from remeasurement of tax receivable agreement liability	(200,240)	—	—
Net income attributable to Non-Controlling Interests in consolidated entities	(8,891)	(5,789)	(21,364)
Economic Income(1)	$1,577,949	$1,112,267	$395,657
Income tax provision on Economic Income	(127,280)	(165,522)	(10,518)
Preferred distributions	(13,538)	—	—
Economic Net Income	$1,437,131	$946,745	$385,139
Preferred distributions	13,538	—	—
Income tax provision on Economic Income	127,280	165,522	10,518
Carried interest income from related parties(2)	(1,319,924)	(762,945)	(56,665)
Profit sharing expense	509,217	316,650	86,031
Equity-based compensation(3)	67,874	64,468	62,184
Income from equity method investments	(162,951)	(102,581)	(16,078)
Net gains from investment activities	(94,774)	(138,608)	(121,132)
Net interest loss	44,984	39,019	26,533
Other	2,038	1,604	45,517
Fee Related Earnings	$624,413	$529,874	$422,047
Gain from remeasurement of tax receivable agreement liability	—	3,208	—
Depreciation, amortization and other, net(4)	13,179	9,928	(34,524)
Fee Related EBITDA	$637,592	$543,010	$387,523
Net realized carried interest income(2)	352,521	115,153	221,522
Fee Related EBITDA + 100% of Net Realized Carried Interest	$990,113	$658,163	$609,045
Non-cash revenues	(3,369)	(3,369)	(35,211)
Realized income from equity method investments	68,242	37,180	29,323
Net interest loss	(44,984)	(39,019)	(26,533)
Gain from remeasurement of tax receivable agreement liability	—	(3,208)	—
Other(4)	—	(1,815)	46,197
Distributable Earnings	$1,010,002	$647,932	$622,821
Taxes and related payables	(26,337)	(9,635)	(9,715)
Preferred distributions	(13,538)	—	—
Distributable Earnings After Taxes and Related Payables	$970,127	$638,297	$613,106

(1)	See note 17 for more details regarding Economic Income for the combined segments.

(2)	Excludes carried interest income from a publicly traded business development company we manage.

(3)	Includes equity-based compensation related to RSUs (excluding RSUs granted in connection with the 2007 private placement), share options and restricted share awards.

(4)
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
Cash Flows
Significant amounts from our consolidated statements of cash flows are summarized and discussed within the table and corresponding commentary below:

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands)
Operating Activities	$808,258	$615,260	$582,673
Investing Activities	(417,014)	(182,761)	(202,936)
Financing Activities	(453,635)	(236,157)	(968,078)
Net Increase (Decrease) in Cash and Cash Equivalents	$(62,391)	$196,342	$(588,341)
Operating Activities
Our net cash provided by operating activities was $808.3 million, $615.3 million and $582.7 million during the years ended December 31, 2017, 2016 and 2015, respectively.
Net income and associated non cash adjustments consisted of the following:

•	net income of $1,443.6 million, $970.3 million and $350.5 million during the years ended December 31, 2017, 2016 and 2015, respectively;

•	a gain from remeasurement of the tax receivable agreement liability of $(200.2) million and $(3.2) million during the years ended December 31, 2017 and 2016, respectively;

•	a decrease in net deferred taxes of $314.1 million, $81.9 million and $26.4 million during the years ended December 31, 2017, 2016 and 2015, respectively;

•	income from equity method investments of $(161.6) million, $(103.2) million and $(14.9) million during the years ended December 31, 2017, 2016 and 2015, respectively;

•	unrealized gains from investing activities of $(99.4) million, $(136.4) million and $(122.4) million during the years ended December 31, 2017, 2016 and 2015, respectively; and

•	an increase in equity based compensation of $91.5 million, $103.0 million and $97.7 million during the years ended December 31, 2017, 2016 and 2015, respectively.
Changes in operating assets and liabilities impacting cash flows from operating activities primarily consisted of the following:

•
a net (increase) decrease in our carried interest receivable of $(619.9) million, $(613.2) million and $303.3 million during the years ended December 31, 2017, 2016 and 2015, respectively, due to a change in the fair value of our funds that generate carried interest of $1,307.6 million, $829.0 million and $181.5 million during the years ended December 31, 2017, 2016 and 2015, respectively, offset by fund distributions to the Company of $692.6 million, $215.8 million and $449.3 million during the years ended December 31, 2017, 2016 and 2015, respectively;

•
purchases of investments held by consolidated VIEs in the amount of $709.9 million, $581.2 million and $521.2 million, offset by proceeds from sales of investments held by consolidated VIEs in the amount of $562.2 million, $592.9 million and $409.2 million during the years ended December 31, 2017, 2016 and 2015, respectively;

•	a net increase (decrease) in due from related parties in the amount of $(23.2) million, $(4.1) million and $1.5 million during the years ended December 31, 2017, 2016 and 2015, respectively;

•	a net (decrease) increase in due to related parties in the amount of $(37.0) million, 44.3 million and $12.5 million during the years ended December 31, 2017, 2016 and 2015, respectively;

•	payments made towards the satisfaction of our contingent obligations of $23.6 million and $13.7 million during the years ended December 31, 2017 and 2016, respectively;

•	a net (decrease) increase in deferred revenue in the amount of $(43.4) million, $0.4 million and $(18.4) million during the years ended December 31, 2017, 2016 and 2015, respectively; and

•
a net increase (decrease) in our profit sharing payable of $215.8 million, $227.8 million and $(122.6) million during the years ended December 31, 2017, 2016 and 2015, respectively, due to profit sharing expense of $513.0 million, $381.6 million and $100.1 million, offset by payments of $310.9 million, $127.1 million and $239.2 million during the years ended December 31, 2017, 2016 and 2015, respectively.

Investing Activities
Our net cash used in investing activities was $(417.0) million, $(182.8) million and $(202.9) million during the years ended December 31, 2017, 2016 and 2015, respectively. These amounts were primarily driven by:

•	net cash contributions to our equity method investments of $35.7 million, $122.2 million and $172.8 million during the years ended December 31, 2017, 2016 and 2015, respectively;

•	purchases of U.S. Treasury securities of $363.8 million the during the year ended December 31, 2017; and

•	purchases of investments in the amount of $12.7 million, $46.9 million and $25.0 million during the years ended December 31, 2017, 2016 and 2015, respectively.
Financing Activities
Our net cash used in financing activities was $(453.6) million, $(236.2) million and $(968.1) million during the during the years ended December 31, 2017, 2016 and 2015, respectively. These amounts were primarily driven by:

•	cash received, net of issuance costs, in connection with the issuance of Preferred shares of $264.4 million during the year ended December 31, 2017;

•	cash distributions paid to our Class A shareholders of $366.7 million, $239.1 million and $354.4 million, during the years ended December 31, 2017, 2016 and 2015, respectively;

•
cash distributions paid to the Non-Controlling Interest holders in the Apollo Operating Group of $410.8 million, $269.8 million and $453.3 million during the years ended December 31, 2017, 2016 and 2015, respectively;

•
net distributions related to tax liabilities associated with issuances of Class A shares in settlement of RSUs of $31.7 million, $40.7 million and $78.9 million during the years ended December 31, 2017, 2016 and 2015, respectively;

•
issuance of debt of consolidated VIEs of $553.0 million and $396.3 million, offset by repayments of debt of consolidated VIEs of $443.1 million and $397.3 million during the years ended December 31, 2017 and 2016, respectively; and

•	issuance of debt of $532.7 million offset by repayments of debt of $200.0 million during the year ended December 31, 2016.

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
As of December 31, 2017, Fund VII’s and Fund VI’s remaining investments and escrow cash were valued at 98% and 95% of the fund’s unreturned capital, respectively, which was below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future carried interest income distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation.
On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with CalPERS. The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. As of December 31, 2017, the Company had reduced fees charged to CalPERS on the funds it manages by approximately $106.2 million.
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
In February 2016, Apollo adopted a plan to repurchase up to $250 million in the aggregate of its Class A shares, including up to $150 million in the aggregate of its outstanding Class A shares through a share repurchase program and up to $100 million through a reduction of Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the 2007 Equity Plan, which we refer to as net share settlement.  Under the share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. See note 14 to the consolidated financial statements for further information regarding the Company’s share repurchase program.
On March 11, 2016, it was announced that Apollo intended to embark on a program to purchase $50 million of AINV’s common stock, subject to certain regulatory approvals. Under the program, shares may be purchased from time to time in open market transactions and in accordance with applicable law. As of December 31, 2017, Apollo had purchased approximately 871 thousand shares, or approximately $4.9 million of AINV’s common stock.
On April 14, 2017, Apollo made an unfunded commitment to Athora, a strategic platform established to acquire or reinsure blocks of insurance business in the German and broader European life insurance market. The unfunded commitment of €125 million to purchase new Class B-1 equity interests in Athora during the commitment period may be reduced to the extent that certain employees, officers, directors and advisors of the Company, Athora, Apollo and/or their respective affiliates hereafter commit to purchase from Athora more than €25 million of new equity interests in Athora. Apollo further committed to purchase new Class C-1 equity interests in Athora on the closing date that represent a profits interest in Athora which, upon meeting certain vesting triggers, will be convertible by Apollo into additional Class B-1 equity interests in Athora. Apollo and Athene will be minority investors in Athora and long term strategic partners with aggregate voting powers of 35% and 10%, respectively. For more information regarding unfunded general partner commitments, see “—Contractual Obligations, Commitments and Contingencies”.
On December 21, 2017, an investor group led by Apollo and certain other investors entered into an agreement (the “Venerable Transaction”) to acquire Voya Financial, Inc.’s (“Voya”) Closed Block Variable Annuity business (the “CBVA Business”). The investment will be made through an investment company into a newly formed standalone entity (“Venerable Holdings, Inc.” or “Venerable”) which will hold the underlying CBVA Business. The proposed transaction, which is expected to close in the third quarter of 2018, is subject to regulatory approvals and other customary closing conditions. Each of the investors will acquire minority positions in Venerable. In connection with the Venerable transaction, Athene Holding Ltd. has signed a definitive agreement to reinsure approximately $19 billion of Voya’s fixed annuities, for which Athene Asset Management will provide asset management services. In addition, Athene will be Venerable’s strategic partner for fixed annuity blocks as opportunities arise going forward. See note 16 to our consolidated financial statements for further information regarding the Venerable Transaction.
The Company recorded an indemnification liability in the event that our Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation to return previously distributed carried interest income. See note 15 to our consolidated financial statements for further information regarding the Company’s indemnification liability.
The Company has future debt obligations. See note 11 to the consolidated financial statements for further information regarding the Company’s debt arrangements. On January 30, 2018 the Company and AAA agreed to extend the maturity date of the AAA Investments Credit Agreement to April 30, 2019.
On March 7, 2017, Apollo issued 11,000,000 6.375% Series A Preferred shares (the “Preferred shares”) for gross proceeds of $275.0 million, or $264.4 million net of issuance costs. See note 14 to the consolidated financial statements for further information regarding the Company’s Preferred shares.
On February 1, 2018, the Company declared a cash distribution of $0.66 per Class A share, which will be paid on February 28, 2018 to holders of record on February 21, 2018. Also, the Company declared a cash distribution of $0.398438 per Preferred share, which will be paid on March 15, 2018 to holders of record on March 1, 2018.
On February 5, 2018, the Company issued 5,157,500 Class A shares in exchange for AOG Units and issued 341,214 Class A restricted shares. On February 7, 2018, the Company issued 1,970,611 Class A shares in settlement of vested RSUs. On February 8, 2018, the Company repurchased and subsequently retired 1,200,000 Class A shares primarily in relation to the Company’s share repurchase plan. These issuances, repurchase and retirement caused the Company’s ownership interest in the Apollo Operating Group to increase from 48.5% to 49.9%.
Investment Management and Sub-Advisory Agreements - Athene Asset Management
Apollo, through its consolidated subsidiary, AAM, provides asset management services to Athene with respect to assets in the Athene North American Accounts, including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence, hedging and other asset management services and receives management fees for providing these services. In addition, the Company, through AAM, provides sub-advisory services with respect to a portion of the assets in the Athene North American Accounts. See note 15 to the consolidated financial statements for more details regarding the fee rates of the investment management, sub-advisory and other fee arrangements with respect to the assets in the Athene North American Accounts.
Investment Advisory and Sub-Advisory Agreements - AAME
Apollo, through AAME, provides investment advisory services with respect to certain assets in the Athene European Accounts and sub-advises certain assets in the Athene European Accounts. See note 15 to the consolidated financial statements for more details regarding the fee rates of the investment advisory, sub-advisory and other fee arrangements with respect to the assets in the Athene European Accounts.
Athene Non-Sub-Advised AUM and Athora Non-Sub-Advised AUM
The Company refers to the portion of the AUM in the Athene North American Accounts that is not Athene Sub-Advised AUM as “Athene Non-Sub-Advised” AUM.
Athora is the holding company of German group companies. In addition, Athora has received subscriptions representing $2.6 billion from Athene and a number of global institutional investors for a capital raise conducted through a private placement. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub-Advised” AUM.

The following table presents the AUM for Athene and Athora:

	As of December 31, 2017
	Sub-Advised AUM(2)	Non-Sub-Advised AUM	Total AUM
	(in millions)
Athene	$17,241	$59,670	$76,911
Athora(1)	1,190	6,719	7,909
Total	$18,431	$66,389	$84,820

(1)
AUM relating to Athora is comprised of $5.3 billion of AUM of Athene’s German group companies, for which Athora is the holding company, and $2.6 billion of AUM in connection with its capital raise. AUM related to Athene in the table above does not include AUM related to Athora.

(2)	Of the total $18.4 billion Athene Sub-Advised AUM and Athora Sub-Advised AUM as of December 31, 2017, $3.0 billion was Athene Assets Directly Invested.
Athene Holding Follow-on Offerings
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
In connection with the Athene Private Placement, the AAA limited partnership agreement was amended to provide that AAA will distribute to its shareholders their pro rata portion of the common shares of Athene Holding (or proceeds thereof) as such shares are released from their contractual lock-up over a period beginning 7.5 months after Athene’s IPO and ending 15 months following Athene’s IPO pursuant to the Athene registration rights agreement. On November 8, 2016, AAA announced a conditional distribution of 10,766,297 shares of Athene to its unitholders. This distribution was conditioned on pricing the initial public offering of shares of Athene Holding. AAA unitholders entitled to receive shares of Athene Holding on the record date were given the opportunity by Athene to sell into the initial public offering subject to certain lock-up restrictions applicable to Apollo and others. On December 8, 2016, Athene announced its IPO of 27,000,000 shares of Athene Holding, which was increased to 31,050,000 shares of Athene Holding after the underwriter's exercise of its over-allotment option, at a price to the public of $40 per share. The shares of Athene Holding began trading on the New York Stock Exchange on December 9, 2016 under the symbol “ATH.” In total 10,766,297 Athene shares were distributed to AAA unitholders, or 0.14105129 shares of Athene Holding per AAA unit. In addition to the distribution to AAA unitholders, AAA Investments, L.P. distributed 771,653 shares of Athene Holding to Apollo in satisfaction of the carried interest obligation associated with the distribution to AAA unitholders and 6,073 shares of Athene Holding in respect of Apollo’s approximate 0.055% equity ownership interest in AAA Investments, L.P.
In connection with the Athene Private Placement, Athene Holding amended its registration rights agreement to provide (i) investors who are party to such agreement, including AAA Investments, the potential opportunity for liquidity on their shares of Athene Holding through sales in registered public offerings over a 15 month period beginning on the date of Athene Holding’s initial public offering (the “Athene IPO”) and (ii) Athene Holding the right to cause certain investors who are party to the registration rights agreement to include in such offerings a certain percentage of their common shares of Athene Holding subject to the terms and conditions set forth in the agreement. However, pursuant to the registration rights agreement, any shares of Athene Holding held by Apollo (other than shares distributed to AAA in payment of carried interest to be sold for cash) will not be subject to such arrangements and instead will be subject to a lock-up period of two years following the effective date of the registration statement relating to the Athene IPO, but Athene Holding will not have the right to cause any shares owned by Apollo to be included in the Athene IPO or any follow-on offering. Apollo may elect to receive payment of carried interest in cash or in common shares of Athene Holding (valued at the fair market value); and if Apollo elects to receive payment of such carried interest in cash, then common shares of Athene Holding shall be distributed to Apollo and immediately sold by Apollo to pay for such carried interest in cash. On March 16, 2017 and May 22, 2017, AAA announced a conditional distribution of freely tradeable common shares of Athene Holding to its unitholders. The distribution was conditioned upon the pricing of an underwritten follow-on secondary offering of Class A common shares of Athene Holding. On March 28, 2017 and June 6, 2017, Athene Holding announced the base follow-on offering size of 27.5 million shares and 16.2 million shares of Athene Holding, respectively, at a price of $48.50 per share and $49.00 per share, respectively. The March and May offerings were subsequently increased to 31.6 million and 18.6 million shares of Athene Holding, respectively, after the underwriters’ exercise of a 15% over-allotment option. The March and May offerings resulted in realizations of carried interest income from AAA of $96.4 million, net of profit sharing expense.
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
Revenue Recognition
Carried Interest Income from Related Parties. We earn carried interest income from our funds as a result of such funds achieving specified performance criteria. Such carried interest income generally is earned based upon a fixed percentage of realized and unrealized gains of various funds after meeting any applicable hurdle rate or threshold minimum. Carried interest income from certain of the funds that we manage is subject to contingent repayment and is generally paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund, the aggregate amount paid to us as carried interest exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess (in certain cases net of taxes) is required to be returned by us to that fund. For a majority of our credit funds, once the annual carried interest income has been determined, there generally is no look-back to prior periods for a potential contingent repayment, however, carried interest income on certain other credit funds can be subject to contingent repayment at the end of the life of the fund. We have elected to adopt Method 2 from U.S. GAAP guidance applicable to accounting for management fees based on a formula, and under this method, we accrue carried interest income quarterly based on fair value of the underlying investments and separately assess if contingent repayment is necessary. The determination of carried interest income and contingent repayment considers both the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. See “Investments, at Fair Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our private equity, credit and real assets funds.
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
Fair Value Option. Apollo has elected the fair value option for the Company’s investment in Athene Holding, the assets and liabilities of certain of its consolidated VIEs (including CLOs), the Company’s U.S. Treasury securities with original maturities greater than three months when purchased and certain of the Company’s other investments. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. See notes 4, 5, and 6 to the consolidated financial statements for further disclosure.
Equity-Based Compensation. Equity-based compensation is accounted for in accordance with U.S. GAAP, which requires that the cost of employee services received in exchange for an award is generally measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are recognized over the relevant service period. As discussed in note 2 to our consolidated financial statements, in connection with the adoption of new share-based payment guidance during the quarter ended March 31, 2017, the Company made an accounting policy election to no longer estimate forfeitures in determining the number of equity-based awards that are expected to vest. Under the Company’s new policy, which was applied prospectively as of January 1, 2017, forfeitures are accounted for when they occur. Apollo’s equity-based awards consist of, or provide rights with respect to, AOG Units, RSUs, share options, restricted shares, AHL Awards and other equity-based compensation awards. For more information regarding Apollo’s equity-based compensation awards, see note 13 to our consolidated financial statements. The Company’s assumptions made to determine the fair value on grant date are embodied in the calculations of compensation expense.
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
We utilized the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting distributions on Plan Grant RSUs. The weighted average for the inputs utilized for the shares granted are presented in the table below for Plan Grants:

	For the Years Ended December 31,
	2017	2016	2015
Distribution Yield(1)	6.1%	6.6%	11.0%
Cost of Equity Capital Rate(2)	11.0%	11.3%	9.1%

(1)
Calculated based on the historical distributions paid during the twelve months ended December 31, 2017 and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.

(2)
Assumes a discount rate that was equivalent to the opportunity cost of foregoing distributions on unvested Plan Grant RSUs as of the valuation date, based on the Capital Asset Pricing Model (“CAPM”). CAPM is a commonly used mathematical model for developing expected returns.

The following table summarizes the weighted average discounts for Plan Grants:

	For the Years Ended December 31,
	2017	2016	2015
Plan Grants:
Discount for the lack of distributions until vested(1)	11.8%	14.0%	26.0%

(1)	Based on the present value of a growing annuity calculation.
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
The inputs utilized in the Finnerty Model are (i) length of holding period, (ii) volatility and (iii) distribution yield. The weighted average for the inputs utilized for the shares granted are presented in the table below for Plan Grants and Bonus Grants:

	For the Years Ended December 31,
	2017	2016	2015
Plan Grants
Holding Period Restriction (in years)	0.6	0.5	0.6
Volatility(1)	22.1%	24.7%	25.7%
Distribution Yield(2)	6.1%	6.6%	11.0%
Bonus Grants
Holding Period Restriction (in years)	0.2	0.2	0.2
Volatility(1)	22.6%	20.6%	22.2%
Distribution Yield(2)	5.4%	6.5%	10.8%

(1)	The Company determined the expected volatility based on the volatility of the Company’s Class A share price as of the grant date with consideration to comparable companies.

(2)
Calculated based on the historical distributions paid during the twelve months ended December 31, 2017, 2016 and 2015 and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.

The following table summarizes the weighted average marketability discounts for Plan Grants and Bonus Grants:

	For the Years Ended December 31,
	2017	2016	2015
Plan Grants:
Marketability discount for transfer restrictions(1)	3.6%	3.8%	4.2%
Bonus Grants:
Marketability discount for transfer restrictions(1)	2.3%	2.1%	2.2%

(1)	Based on the Finnerty Model calculation.
For awards prior to the adoption of the new share-based payment guidance, which was applied prospectively as of January 1, 2017, after the grant date fair value was determined, an estimated forfeiture rate was applied. The estimated fair value was determined and recognized over the vesting period on a straight-line basis and a 4.0% forfeiture rate was estimated for RSUs, based on the Company’s historical attrition rate as well as industry comparable rates. If employees were no longer associated with Apollo or if there was no turnover, we would revise its estimated compensation expense to the actual amount of expense based on the RSUs vested at the reporting date in accordance with U.S. GAAP.
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
Contractual Obligations, Commitments and Contingencies
As of December 31, 2017, the Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
	(in thousands)
Operating lease obligations	$35,580	$34,800	$16,225	$6,497	$4,725	$9,974	$107,801
Other long-term obligations(1)	19,814	3,535	1,965	1,965	1,615	1,365	30,259
2013 AMH Credit Facilities - Term Facility(2)	8,215	8,215	8,215	300,411	—	—	325,056
2013 AMH Credit Facilities - Revolver Facility(3)	625	625	625	8	—	—	1,883
2024 Senior Notes (4)	20,000	20,000	20,000	20,000	20,000	528,333	628,333
2026 Senior Notes (5)	22,000	22,000	22,000	22,000	22,000	574,983	684,983
2014 AMI Term Facility I	328	328	328	16,664	—	—	17,648
2014 AMI Term Facility II	325	325	325	325	18,631	—	19,931
2016 AMI Term Facility I	356	356	356	20,386	—	—	21,454
2016 AMI Term Facility II	318	318	318	16,042	—	—	16,996
Obligations as of December 31, 2017	$107,561	$90,502	$70,357	$404,298	$66,971	$1,114,655	$1,854,344

(1)
Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(2)
$300 million of the outstanding Term Facility matures in January 2021. The interest rate on the $300 million Term Facility as of December 31, 2017 was 2.74%. See note 11 of the consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(3)
The commitment fee as of December 31, 2017 on the $500 million undrawn Revolver Facility was 0.125%. See note 11 of the consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(4)
$500 million of the 2024 Senior Notes matures in May 2024. The interest rate on the 2024 Senior Notes as of December 31, 2017 was 4.00%. See note 11 of the consolidated financial statements for further discussion of the 2024 Senior Notes.

(5)
$500 million of the 2026 Senior Notes matures in May 2026. The interest rate on the 2026 Senior Notes as of December 31, 2017 was 4.40%. See note 11 of the consolidated financial statements for further discussion of the 2026 Senior Notes.

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

(iii)
In connection with the Stone Tower acquisition, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs and strategic investment accounts. This contingent consideration liability is remeasured to fair value at each reporting period until the obligations are satisfied. See note 16 to the consolidated financial statements for further information regarding the contingent consideration liability.

(iv)	Commitments from certain of our subsidiaries to contribute to the funds we manage and certain related parties.

Commitments
Certain of our management companies and general partners are committed to contribute to the funds we manage and certain related parties. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our related parties, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its related parties, the percentage of total fund commitments of Apollo and its related parties, the commitment and remaining commitment amounts of Apollo only (excluding related parties), and the percentage of total fund commitments of Apollo only (excluding related parties) for each private equity, credit and real assets fund as of December 31, 2017 as follows ($ in millions):

Fund	Apollo and Related Party Commitments		% of Total Fund Commitments	Apollo Only (Excluding Related Party) Commitments	Apollo Only (Excluding Related Party) % of Total Fund Commitments	Apollo and Related Party Remaining Commitments	Apollo Only (Excluding Related Party) Remaining Commitments
Private Equity:
Fund IX(1)	$1,847.5		7.47%	$822.5	3.33%	$1,847.5	$822.5
Fund VIII	1,543.5		8.40	395.3	2.15	492.6	127.4
Fund VII	467.2		3.18	178.1	1.21	69.8	25.7
Fund VI	246.3		2.43	6.1	0.06	9.7	0.2
Fund V	100.0		2.67	0.5	0.01	6.2	—
Fund IV	100.0		2.78	0.2	0.01	0.5	—
AION	151.5		18.34	50.0	6.05	73.7	23.9
ANRP I	426.1		32.21	10.1	0.76	77.3	1.5
ANRP II	581.2		16.83	28.0	0.81	401.1	19.8
A.A. Mortgage Opportunities, L.P.	425.0		84.46	—	—	—	—
Apollo Rose, L.P.	299.1		100.00	—	—	99.0	—
Champ, L.P.	226.0		80.14	38.3	13.57	135.9	20.5
Apollo Royalties Management, LLC	108.6		100.00	—	—	—	—
Other Private Equity	140.6		Various	6.4	Various	34.3	1.0
Credit:
Apollo Credit Opportunity Fund III, L.P. (“COF III”)	358.1		10.45	83.1	2.43	108.6	26.0
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	30.5		1.93	23.4	1.48	0.8	0.6
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	449.2		30.25	29.7	2.00	237.1	4.2
Apollo European Principal Finance Fund III, L.P. (“EPF III”)(2)	609.4		13.21	93.2	2.02	609.4	93.2
Apollo European Principal Finance Fund II, L.P. (“EPF II”)(2)	412.7		12.25	63.9	1.90	105.0	20.0
Apollo European Principal Finance Fund, L.P. (“EPF I”)(2)	322.5		20.74	21.2	1.37	52.5	4.9
Financial Credit Investment III, L.P. (“FCI III”)	224.3		11.76	0.1	0.01	106.4	—
Financial Credit Investment II, L.P. (“FCI II”)	244.6		15.72	—	—	122.0	—
Financial Credit Investment I, L.P. (“FCI I”)	151.3		27.07	—	—	96.0	—
Apollo Structured Credit Recovery Master Fund IV, L.P. (“SCRF IV”)	318.8		20.09	33.8	2.13	216.0	25.6
MidCap	1,672.6		80.23	110.9	5.32	199.0	31.0
Apollo Moultrie Credit Fund, L.P.	400.0		100.00	—	—	180.0	—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	300.0		100.00	—	—	—	—
Apollo Asia Private Credit Fund, L.P. (“APC”)	158.5		69.06	0.1	0.04	41.2	—
Apollo Energy Opportunity Fund, L.P. (“AEOF”)	125.5		12.01	25.5	2.44	92.9	18.9
Athora(2)	600.2		22.99	150.1	5.75	592.6	142.5
VA Capital Company LLC(3)	229.1		44.41	118.3	22.93	229.1	118.3
Other Credit	2,403.3		Various	230.3	Various	899.6	105.6
Real Assets:
U.S. RE Fund II(4)	400.4	(3)	46.44	4.7	0.55	195.7	2.6
U.S. RE Fund I(4)	435.2	(3)	68.08	16.7	2.48	123.6	2.8
CPI Capital Partners North America, L.P.	7.6		1.27	2.1	0.35	—	—
CPI Capital Partners Europe, L.P.(2)	6.6		0.47	—	—	0.5	—
CPI Capital Partners Asia Pacific, L.P.	6.9		0.53	0.5	0.04	0.1	—
Asia RE Fund	455.9	(3)	77.47	8.4	1.43	337.7	6.3
Other Real Assets	79.9		Various	1.7	Various	11.3	0.2
Other:
Apollo SPN Investments I, L.P.	13.9		0.35	13.9	0.35	9.1	9.1
Total	$17,079.6			$2,567.1		$7,813.8	$1,654.3

(1)	Apollo Only (Excluding Related Party) Remaining Commitments related to Fund IX are subject to future syndication to Apollo employees.

(2)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.20 as of December 31, 2017.

(3)
Commitment amounts in the table above represent Apollo and Athene’s initial capital commitment to VA Capital. Apollo and Athene each committed additional capital in the event that the third party investors do not fund their commitments in respect of the transaction. Inclusive of such additional commitments, Apollo and Athene have maximum commitments of $244.4 million and $229.6 million, respectively.

(4)
Figures for U.S. RE Fund I include base, additional, and co-investment commitments. A co-investment vehicle within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.35 as of December 31, 2017. Figures for U.S. RE Fund II and Asia RE Fund include co-investment commitments.

On April 30, 2015, Apollo entered into the AAA Investments Credit Agreement (see note 15 of our consolidated financial statements for further disclosure regarding this facility). The 2013 AMH Credit Facilities, 2024 Senior Notes and 2026 Senior Notes will have future impacts on our cash uses. See note 11 of our consolidated financial statements for information regarding the Company’s debt arrangements.
Contingent Obligation—Carried interest income with respect to private equity funds and certain credit and real assets funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. See note 16 of our consolidated financial statements for a description of our contingent obligation.
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of December 31, 2017, there were no underwriting commitments outstanding related to such offerings.
As of December 31, 2017, one of the Company’s subsidiaries had unfunded contingent commitments of $10.9 million, to facilitate fundings at closing by lead arrangers for syndicated term loans issued by portfolio companies of funds managed by Apollo. The commitments expired on January 2, 2018 and January 29, 2018, respectively, and were not funded.

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
Certain of our funds hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize our risk exposure by limiting the counterparties with which our funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. As of December 31, 2017, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.
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
Sensitivity
Interest Rate Risk—Apollo has debt obligations that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of December 31, 2017 and 2016, we estimate that interest expense would increase on an annual basis, in the event interest rates were to increase by one percentage point, by approximately $3.7 million and $3.6 million, respectively.
In addition to our debt obligations, we are also subject to interest rate risk through the investments of our funds. For funds that pay management fees based on NAV or other bases that are sensitive to market value fluctuations, we anticipate our management fees would change consistent with the increase or decrease experienced by the underlying funds’ portfolios. In the event that interest rates were to increase by one percentage point, we estimate that management fees earned on a segment basis that were dependent upon estimated fair value would decrease by approximately $18.4 million and $15.4 million during the years ended December 31, 2017 and 2016, respectively.
Credit Risk—Similar to interest rate risk, we are also subject to credit risk through the investments of our funds. In the event that credit spreads were to increase by one percentage point, we estimate that management fees earned on a segment basis that were dependent upon estimated fair value would decrease by approximately $26.6 million and $22.1 million during the years ended December 31, 2017 and 2016, respectively.
Foreign Exchange Risk—We estimate for the years ended December 31, 2017 and 2016, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in management fees, carried interest income and income from equity method investments:

	For the Years Ended December 31,
	2017	2016
	(in thousands)
Management fees	$7,600	$4,956
Carried interest income	3,021	3,236
Income from equity method investments	109	156
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
Management Fees—Management fees from the funds in our credit segment are based on the net asset value of the relevant fund, gross assets, capital commitments or invested capital, each as defined in the respective management agreements. Changes in the fair values of the investments in credit funds that earn management fees based on net asset value or gross assets will have a direct impact on the amount of management fees that are earned. Management fees earned from our credit segment on a segment basis that were dependent upon estimated fair value during the years ended December 31, 2017 and 2016 would decrease by approximately $50.0 million and $46.0 million, respectively, if the fair values of the investments held by such funds were 10% lower during the same respective periods.
Management fees for our private equity, real assets and certain credit funds, excluding AAA, generally are charged on either (a) a fixed percentage of committed capital over a stated investment period or (b) a fixed percentage of invested capital of unrealized portfolio investments. Changes in values of investments could indirectly affect future management fees from private equity funds by, among other things, reducing the funds’ access to capital or liquidity and their ability to currently pay the management fees or if such change resulted in a write-down of investments below their associated invested capital.
Carried Interest Income—Carried interest income from most of our credit, private equity and real assets funds generally is earned based on achieving specified performance criteria and is impacted directly by changes in the fair value of the funds’ investments. We anticipate that a 10% decline in the fair values of investments held by all of the credit, private equity and real assets funds at December 31, 2017 and 2016 would decrease carried interest income on a segment basis as presented in the table below:

	For the Years Ended December 31,
	2017	2016
	(in thousands)
10% Decline in Fair Value of Investments Held
Private Equity	$505,297	$578,021
Credit	186,692	174,439
Real Assets	14,271	21,684
Net Gains From Investment Activities—Net gains from investment activities related to the Company's investment in Athene Holding would decrease by approximately $80.2 million and $65.8 million for the years ended December 31, 2017 and 2016, respectively, if the fair value of the Company's investment in Athene Holding decreased by 10% during the same respective periods.
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
We anticipate that a 10% decline in the fair value of investments at December 31, 2017 and 2016 would result in an approximate $93.6 million and $88.2 million decrease in investment income in our consolidated financial statements, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Apollo Global Management, LLC
New York, New York
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Apollo Global Management, LLC and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
New York, New York
February 12, 2018
We have served as the Company's auditor since 2007.

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2017 AND DECEMBER 31, 2016
(dollars in thousands, except share data)

	As of December 31, 2017	As of December 31, 2016
Assets:
Cash and cash equivalents	$751,252	$806,329
Cash and cash equivalents held at consolidated funds	21	7,335
Restricted cash	3,875	4,680
U.S. Treasury securities, at fair value	364,649	—
Investments	1,730,904	1,494,744
Assets of consolidated variable interest entities:
Cash and cash equivalents	92,912	41,318
Investments, at fair value	1,196,190	913,827
Other assets	39,484	46,666
Carried interest receivable	1,872,106	1,257,105
Due from related parties	262,588	254,853
Deferred tax assets, net	337,638	572,263
Other assets	231,757	118,860
Goodwill	88,852	88,852
Intangible assets, net	18,842	22,721
Total Assets	$6,991,070	$5,629,553
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$68,873	$57,465
Accrued compensation and benefits	62,474	52,754
Deferred revenue	128,146	174,893
Due to related parties	428,013	638,126
Profit sharing payable	752,276	550,148
Debt	1,362,402	1,352,447
Liabilities of consolidated variable interest entities:
Debt, at fair value	1,002,063	786,545
Other liabilities	115,658	68,034
Other liabilities	173,369	81,613
Total Liabilities	4,093,274	3,762,025
Commitments and Contingencies (see note 16)
Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Preferred shares, 11,000,000 and 0 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	264,398	—
Class A shares, no par value, unlimited shares authorized, 195,267,669 and 185,460,294 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Additional paid in capital	1,579,797	1,830,025
Accumulated deficit	(379,460)	(986,186)
Accumulated other comprehensive loss	(1,809)	(8,723)
Total Apollo Global Management, LLC shareholders’ equity	1,462,926	835,116
Non-Controlling Interests in consolidated entities	140,086	90,063
Non-Controlling Interests in Apollo Operating Group	1,294,784	942,349
Total Shareholders’ Equity	2,897,796	1,867,528
Total Liabilities and Shareholders’ Equity	$6,991,070	$5,629,553
See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(dollars in thousands, except share data)

	For the Years Ended December 31,
	2017	2016	2015
Revenues:
Management fees from related parties	$1,154,925	$1,043,513	$930,194
Advisory and transaction fees from related parties, net	117,624	146,665	14,186
Carried interest income from related parties	1,337,624	780,206	97,290
Total Revenues	2,610,173	1,970,384	1,041,670
Expenses:
Compensation and benefits:
Salary, bonus and benefits	428,882	389,130	354,524
Equity-based compensation	91,450	102,983	97,676
Profit sharing expense	515,073	357,074	85,229
Total Compensation and Benefits	1,035,405	849,187	537,429
Interest expense	52,873	43,482	30,071
General, administrative and other	257,858	247,000	255,061
Placement fees	13,913	26,249	8,414
Total Expenses	1,360,049	1,165,918	830,975
Other Income:
Net gains from investment activities	95,104	139,721	121,723
Net gains from investment activities of consolidated variable interest entities	10,665	5,015	19,050
Income from equity method investments	161,630	103,178	14,855
Interest income	6,421	4,072	3,232
Other income, net	245,640	4,562	7,673
Total Other Income	519,460	256,548	166,533
Income before income tax provision	1,769,584	1,061,014	377,228
Income tax provision	(325,945)	(90,707)	(26,733)
Net Income	1,443,639	970,307	350,495
Net income attributable to Non-Controlling Interests	(814,535)	(567,457)	(215,998)
Net Income Attributable to Apollo Global Management, LLC	629,104	402,850	134,497
Net income attributable to Preferred Shareholders	(13,538)	—	—
Net Income Attributable to Apollo Global Management, LLC Class A Shareholders	$615,566	$402,850	$134,497
Distributions Declared per Class A Share	$1.85	$1.25	$1.96
Net Income Per Class A Share:
Net Income Available to Class A Share – Basic	$3.12	$2.11	$0.61
Net Income Available to Class A Share – Diluted	$3.10	$2.11	$0.61
Weighted Average Number of Class A Shares Outstanding – Basic	190,931,743	183,998,080	173,271,666
Weighted Average Number of Class A Shares Outstanding – Diluted	192,581,693	183,998,080	173,271,666

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(dollars in thousands, except share data)

	For the Years Ended December 31,
	2017	2016	2015
Net Income	$1,443,639	$970,307	$350,495
Other Comprehensive Income (Loss), net of tax:
Currency translation adjustments, net of tax	13,953	(4,214)	(13,535)
Net gain from change in fair value of cash flow hedge instruments	105	106	105
Net income (loss) on available-for-sale securities	36	418	(904)
Total Other Comprehensive Income (Loss), net of tax	14,094	(3,690)	(14,334)
Comprehensive Income	1,457,733	966,617	336,161
Comprehensive Income attributable to Non-Controlling Interests	(821,715)	(564,870)	(208,978)
Comprehensive Income Attributable to Apollo Global Management, LLC	$636,018	$401,747	$127,183

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Preferred Shares	Additional Paid in Capital	Accumulated Deficit	Appropriated Partners’ Capital	Accumulated Other Comprehensive Loss	Total Apollo Global Management, LLC Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2015	163,046,554	1	$—	$2,254,283	$(1,400,661)	$933,166	$(306)	$1,786,482	$3,222,195	$934,784	$5,943,461
Cumulative effect adjustment from adoption of accounting guidance	—	—	—	1,771	(3,350)	(933,166)	—	(934,745)	(3,134,518)	—	(4,069,263)
Dilution impact of issuance of Class A shares	—	—	—	3,588	—	—	—	3,588	—	—	3,588
Capital increase related to equity-based compensation	—	—	—	67,959	—	—	—	67,959	—	—	67,959
Capital contributions	—	—	—	—	—	—	—	—	5,916	—	5,916
Distributions	—	—	—	(367,894)	—	—	—	(367,894)	(21,317)	(453,324)	(842,535)
Payments related to issuances of Class A shares for equity-based awards	11,521,762	—	—	6,276	(78,870)	—	—	(72,594)	—	—	(72,594)
Exchange of AOG Units for Class A shares	6,510,621	—	—	39,526	—	—	—	39,526	—	(23,238)	16,288
Net income	—	—	—	—	134,497	—	—	134,497	21,364	194,634	350,495
Currency translation adjustments, net of tax	—	—	—	—	—	—	(6,456)	(6,456)	(7,079)	—	(13,535)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	46	46	—	59	105
Net loss on available-for-sale securities	—	—	—	—	—	—	(904)	(904)	—	—	(904)
Balance at December 31, 2015	181,078,937	1	$—	$2,005,509	$(1,348,384)	$—	$(7,620)	$649,505	$86,561	$652,915	$1,388,981
Dilution impact of issuance of Class A shares	—	—	—	388	—	—	—	388	—	—	388
Capital increase related to equity-based compensation	—	—	—	69,587	—	—	—	69,587	—	—	69,587
Capital contributions	—	—	—	—	—	—	—	—	13,236	—	13,236
Distributions	—	—	—	(239,109)	—	—	—	(239,109)	(12,777)	(269,781)	(521,667)
Payments related to issuances of Class A shares for equity-based awards	4,623,187	—	—	186	(40,652)	—	—	(40,466)	—	—	(40,466)
Repurchase of Class A shares	(954,447)	—	—	(12,902)	—	—	—	(12,902)	—	—	(12,902)
Exchange of AOG Units for Class A shares	712,617	—	—	6,366	—	—	—	6,366	—	(2,612)	3,754
Net income	—	—	—	—	402,850	—	—	402,850	5,789	561,668	970,307
Currency translation adjustments, net of tax	—	—	—	—	—	—	(1,571)	(1,571)	(2,746)	103	(4,214)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	50	50	—	56	106
Net income on available-for-sale securities	—	—	—	—	—	—	418	418	—	—	418
Balance at December 31, 2016	185,460,294	1	$—	$1,830,025	$(986,186)	$—	$(8,723)	$835,116	$90,063	$942,349	$1,867,528

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Preferred Shares	Additional Paid in Capital	Accumulated Deficit	Appropriated Partners’ Capital	Accumulated Other Comprehensive Loss	Total Apollo Global Management, LLC Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at December 31, 2016	185,460,294	1	$—	$1,830,025	$(986,186)	$—	$(8,723)	$835,116	$90,063	$942,349	$1,867,528
Adoption of new accounting guidance	—	—	—	—	22,901	—	—	22,901	—	—	22,901
Dilution impact of issuance of Class A shares	—	—	—	(344)	—	—	—	(344)	—	—	(344)
Equity issued in connection with Preferred shares offering	—	—	264,398	—	—	—	—	264,398	—	—	264,398
Capital increase related to equity-based compensation	—	—	—	72,174	—	—	—	72,174	—	—	72,174
Capital contributions	—	—	—	—	—	—	—	—	47,455	—	47,455
Distributions	—	—	(13,538)	(366,700)	—	—	—	(380,238)	(16,327)	(410,776)	(807,341)
Payments related to issuances of Class A shares for equity-based awards	2,323,205	—	—	—	(31,741)	—	—	(31,741)	—	—	(31,741)
Repurchase of Class A shares	(233,248)	—	—	(6,903)	—	—	—	(6,903)	—	—	(6,903)
Exchange of AOG Units for Class A shares	7,717,418	—	—	51,545	—	—	—	51,545	—	(39,609)	11,936
Net income	—	—	13,538	—	615,566	—	—	629,104	8,891	805,644	1,443,639
Currency translation adjustments, net of tax	—	—	—	—	—	—	6,579	6,579	10,004	(2,630)	13,953
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	50	50	—	55	105
Net income (loss) on available-for-sale securities	—	—	—	—	—	—	285	285	—	(249)	36
Balance at December 31, 2017	195,267,669	1	$264,398	$1,579,797	$(379,460)	$—	$(1,809)	$1,462,926	$140,086	$1,294,784	$2,897,796

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(dollars in thousands, except share data)

	For the Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$1,443,639	$970,307	$350,495
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	91,450	102,983	97,676
Depreciation and amortization	18,379	18,735	44,474
Unrealized gains from investment activities	(99,376)	(136,417)	(122,426)
Income from equity method investments	(161,630)	(103,178)	(14,855)
Change in fair value of contingent obligations	9,916	40,424	(803)
Gain from remeasurement of tax receivable agreement liability	(200,240)	(3,208)	—
Deferred taxes, net	314,127	81,880	26,431
Other non-cash amounts included in net income, net	(195)	(20,989)	(49,409)
Cash flows due to changes in operating assets and liabilities:
Carried interest receivable	(619,908)	(613,198)	303,296
Due from related parties	(23,184)	(4,084)	1,500
Accounts payable and accrued expenses	11,408	(34,360)	49,403
Accrued compensation and benefits	9,720	(1,651)	(9,916)
Deferred revenue	(43,378)	387	(18,370)
Due to related parties	(36,950)	44,302	12,521
Profit sharing payable	215,809	227,771	(122,632)
Other assets and other liabilities, net	(16,543)	1,250	13,994
Cash distributions of earnings from equity method investments	65,448	33,909	30,931
Satisfaction of contingent obligations	(23,597)	(13,721)	—
Apollo Fund and VIE related:
Net realized and unrealized gains from investing activities and debt	(9,773)	(572)	(18,437)
Change in cash held at consolidated variable interest entities	(45,991)	16,673	256,623
Purchases of investments	(709,928)	(581,226)	(521,205)
Proceeds from sale of investments	562,150	592,941	409,218
Changes in other assets and other liabilities, net	56,905	(3,698)	(135,836)
Net Cash Provided by Operating Activities	$808,258	$615,260	$582,673
Cash Flows from Investing Activities:
Purchases of fixed assets	$(8,529)	$(6,356)	$(6,203)
Proceeds from sale of investments	—	—	25,000
Purchase of investments	(12,711)	(46,880)	(25,000)
Purchase of U.S. Treasury securities	(363,812)	—	—
Cash contributions to equity method investments	(153,309)	(224,946)	(234,382)
Cash distributions from equity method investments	117,577	102,768	61,576
Issuance of related party loans	(6,114)	(8,648)	(25,000)
Repayment of related party loans	17,700	—	—
Other investing activities	(7,816)	1,301	1,073
Net Cash Used in Investing Activities	$(417,014)	$(182,761)	$(202,936)
Cash Flows from Financing Activities:
Issuance of Preferred shares, net of issuance costs	$264,398	$—	$—
Distributions to Preferred Shareholders	(13,538)	—	—
Principal repayments of debt	—	(200,000)	—
Issuance of debt	—	532,706	—
Satisfaction of tax receivable agreement	(17,895)	—	(48,420)
Purchase of Class A shares	(18,463)	(13,377)	(3,120)
Payments related to deliveries of Class A shares for RSUs	(31,741)	(40,652)	(78,870)
Distributions paid	(366,700)	(239,109)	(354,434)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(410,776)	(269,781)	(453,324)
Other financing activities	(3,471)	(13,809)	(26,464)
Apollo Fund and VIE related:
Issuance of debt	553,034	396,266	—
Principal repayment of debt	(443,082)	(397,275)	—
Distributions paid to Non-Controlling Interests in consolidated entities	(10,776)	(4,326)	(9,215)
Contributions from Non-Controlling Interests in consolidated entities	45,375	13,200	5,769
Net Cash Used in Financing Activities	$(453,635)	$(236,157)	$(968,078)
Net (Decrease) Increase in Cash and Cash Equivalents	(62,391)	196,342	(588,341)
Cash and Cash Equivalents, Beginning of Period	813,664	617,322	1,205,663
Cash and Cash Equivalents, End of Period	$751,273	$813,664	$617,322
Supplemental Disclosure of Cash Flow Information:
Interest paid	$57,310	$44,524	$32,270
Interest paid by consolidated variable interest entities	13,207	18,208	17,574
Income taxes paid	13,624	8,353	7,922
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash contributions to equity method investments	$—	$1,231	$36,634
Non-cash distributions from equity method investments	(52,683)	(13,433)	(7,724)
Non-cash purchases of other investments, at fair value	51,248	8,937	—
Supplemental Disclosure of Non-Cash Financing Activities:
Declared and unpaid distributions	$—	$—	$(13,460)
Capital increases related to equity-based compensation	72,174	69,587	67,959
Other non-cash financing activities	(345)	559	3,559
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$56,908	$7,342	$61,720
Due to related parties	(44,972)	(3,588)	(45,432)
Additional paid in capital	(11,936)	(3,754)	(16,288)
Non-Controlling Interest in Apollo Operating Group	39,609	2,612	23,238
Net Assets Deconsolidated from Consolidated Variable Interest Entities and Funds:
Cash and cash equivalents	$—	$—	$760,491
Investments, at fair value	—	—	16,930,227
Other Assets	—	—	280,428
Debt, at fair value	—	—	(13,229,570)
Other liabilities	—	—	(529,080)
Non-Controlling Interest in consolidated entities	—	—	(3,134,518)
Appropriated partners' capital	—	—	(929,708)

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
As of December 31, 2017, the Company owned, through six intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, APO Asset Co., LLC, a Delaware limited liability company that is a disregarded entity for U.S. federal income tax purposes, APO (FC), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes, APO (FC II), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes, APO UK (FC), Limited, a United Kingdom incorporated company that is treated as a corporation for U.S. federal income tax purposes, and APO (FC III), LLC, a Cayman Islands limited liability company (collectively, the “Intermediate Holding Companies”), 48.5% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly-owned subsidiaries.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and certain of the Company’s other partners (the “Contributing Partners”) indirectly beneficially own interests in each of the partnerships that comprise the Apollo Operating Group (“AOG Units”). As of December 31, 2017, Holdings owned the remaining 51.5% of the economic interests in the Apollo Operating Group. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying consolidated financial statements.
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
Certain reclassifications, when applicable, have been made to the prior periods’ consolidated financial statements and notes to conform to the current period’s presentation and are disclosed accordingly.

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
Assets and liabilities of the consolidated VIEs are primarily shown in separate sections within the consolidated statements of financial condition. Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses are presented within net gains from investment activities of consolidated variable interest entities in the consolidated statements of operations. The portion attributable to Non-Controlling Interests is reported within net income attributable to Non-Controlling Interests in the consolidated statements of operations. For additional disclosures regarding VIEs, see note 5.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Cash and Cash Equivalents
Apollo considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include money market funds and U.S. Treasury securities with original maturities of three months or less when purchased. Interest income from cash and cash equivalents is recorded in interest income in the consolidated statements of operations. The carrying values of the money market funds and U.S. Treasury securities was$404.7 million and $0.0 million as of December 31, 2017 and 2016, respectively, which approximate their fair values due to their short-term nature and are categorized as Level I within the fair value hierarchy. Substantially all of the Company’s cash on deposit is in interest bearing accounts with major financial institutions and exceed insured limits.
Restricted Cash
Restricted Cash represents cash deposited at a bank, which is pledged as collateral in connection with leased premises.
U.S. Treasury securities, at fair value
U.S. Treasury securities, at fair value includes U.S. Treasury bills with original maturities greater than three months when purchased. These securities are recorded at fair value. Interest income on such securities is separately presented from the overall change in fair value and is recognized in interest income in the consolidated statements of operations. Any remaining change in fair value of such securities, that is not recognized as interest income, is recognized in net gains from investment activities in the consolidated statements of operations.
Fair Value of Financial Instruments
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
Except for the Company’s debt obligations (as described in note 11), financial instruments are recorded at fair value or at amounts whose carrying values approximate fair value. The actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based.
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
Equity Method Investments
For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation and for which the Company has not elected the fair value option, the Company uses the equity method of accounting, whereby the Company records its share of the underlying income or loss of such entities. The Company’s share of the underlying net income or loss of such entities is recorded in income from equity method investments in the consolidated statements of operations. The carrying amounts of equity method investments are recorded in investments in the consolidated statements of financial condition. As the underlying entities that the Company manages and invests in are, for U.S. GAAP purposes, primarily investment companies which reflect their investments at estimated fair value, the carrying value of the Company’s equity method investments in such entities approximates fair value.
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
Due from/to Related Parties
Due from/to Related parties includes Apollo’s existing partners, employees, certain former employees, portfolio companies of the funds and nonconsolidated private equity, credit and real assets funds to be related parties. See note 15 for further disclosure of transactions with related parties.
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
In connection with the change in the date of the annual goodwill impairment test, the Company performed a goodwill impairment test as of October 1, 2016 and did not identify any impairment. The change in accounting principle did not delay, accelerate or avoid an impairment charge. The Company determined that it would be impracticable to objectively determine projected cash flows and related valuation estimates that would have been used for each of its prior reporting periods without the use of hindsight. As such, the Company prospectively applied the change in the annual goodwill impairment assessment date beginning October 1, 2016. The Company performed its annual goodwill impairment test as of October 1, 2017 and did not identify any impairment.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Deferred Revenue
Apollo records deferred revenue when consideration is received in advance of management services provided.
Apollo also earns management fees subject to the Management Fee Offset (described below). When advisory and transaction fees are earned by the management company, the Management Fee Offset reduces the management fee obligation of the fund. When the Company receives cash for advisory and transaction fees, a certain percentage of such advisory and/or transaction fees, as applicable, is allocated as a credit to reduce future management fees, otherwise payable by such fund. Such credit is recorded as deferred revenue in the consolidated statements of financial condition. A portion of any excess advisory and transaction fees may be required to be returned to the limited partners of certain funds upon such fund’s liquidation. As the management fees earned by the Company are presented on a gross basis, any Management Fee Offsets calculated are presented as a reduction to advisory and transaction fees from related parties in the consolidated statements of operations.
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
Foreign Currency
The Company may, from time to time, hold foreign currency denominated assets and liabilities. The functional currency of the Company’s international subsidiaries is the U.S. Dollar, as their operations are considered an extension of U.S. parent operations. Nonmonetary assets and liabilities of the Company’s international subsidiaries are remeasured into the functional currency using historical exchange rates specific to each asset and liability, the exchange rates prevailing at the end of each reporting period is used for all others. The results of the Company’s foreign operations are normally remeasured using an average exchange rate for the respective reporting period. Currency remeasurement adjustments are included within other income, net in the consolidated statements of operations. Gains and losses on the settlement of foreign currency transactions are also included within other income, net in the consolidated statements of operations. Foreign currency denominated assets and liabilities are translated into the reporting currency using the exchange rates prevailing at the end of each reporting period. The results of the Company’s foreign operations are normally translated using an average exchange rate for the respective reporting period. Currency translation adjustments are included within other comprehensive income (loss), net of tax within the consolidated statements of comprehensive income.
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
Management Fees from Related Parties
Management fees for private equity, credit, and real assets funds are recognized in the period during which the related services are performed in accordance with the contractual terms of the related agreement, and are generally based upon (1) a percentage of the capital committed during the commitment period, and thereafter based on the remaining invested capital of unrealized investments, or (2) net asset value, gross assets or as otherwise defined in the respective agreements. Included in management fees are certain expense reimbursements where the Company is considered the principal under the agreements and is required to record the expense and related reimbursement revenue on a gross basis.
Advisory and Transaction Fees from Related Parties, Net
Advisory and transaction fees, including directors’ fees, are recognized when the underlying services rendered are substantially completed in accordance with the terms of the transaction and advisory agreements. Additionally, during the normal course of business, the Company incurs certain costs related to certain transactions that are not consummated (“broken deal costs”). These costs (e.g., research costs, due diligence costs, professional fees, legal fees and other related items) are determined to be broken deal costs upon management’s decision to no longer pursue the transaction. In accordance with the related fund agreement, in the event the deal is deemed broken, all of the costs are reimbursed by the funds and then included as a component of the calculation of the Management Fee Offset (described below). If a deal is successfully completed, Apollo is reimbursed by the fund or fund’s portfolio company for all costs incurred and no offset is generated. As the Company acts as an agent for the funds it manages, any transaction costs incurred and paid by the Company on behalf of the respective funds relating to successful or broken deals are recorded net on the Company’s consolidated statements of operations, and any receivable from the respective funds is recorded in due from related parties on the consolidated statements of financial condition.
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
As a result of providing advisory services to certain private equity and credit portfolio companies, Apollo is generally entitled to receive fees for transactions related to the acquisition, in certain cases, and disposition of portfolio companies as well as ongoing monitoring of portfolio company operations and directors’ fees. The amounts due from portfolio companies are recorded in due from related parties, which is discussed further in note 15. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Advisory and transaction fees from related parties are presented net of the Management Fee Offset in the consolidated statements of operations.
Carried Interest Income from Related Parties
Apollo is entitled to an incentive return of normally up to 20% of the total returns on a fund’s capital, depending upon performance. Performance fees are assessed as a percentage of the investment performance of the funds. The carried interest income from related parties for any period is based upon an assumed liquidation of a fund’s net assets on the reporting date, and distribution of the net proceeds in accordance with a fund’s income allocation provisions. Carried interest receivable is presented separately in the consolidated statements of financial condition. The carried interest income from related parties may be subject to reversal to the extent that the carried interest income recorded exceeds the amount due to the general partner based on a fund’s cumulative investment returns. When applicable, the accrual for potential repayment of previously received carried interest income, which is a component of due to related parties, represents all amounts previously distributed to the general partner that would need to be repaid to the Apollo funds if these funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner obligation, however, would not become payable or realized until the end of a fund’s life.
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
Compensation and Benefits
Salaries, Bonus and Benefits
Salaries, bonus and benefits include base salaries, discretionary and non-discretionary bonuses, severance and employee benefits. Bonuses are generally accrued over the related service period.
Equity-Based Compensation
Equity-based awards granted to employees as compensation are measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are expensed over the relevant service period. For awards prior to the adoption of the new share-based payment guidance, which was applied prospectively as of January 1, 2017, the Company estimated forfeitures for equity-based awards that were not expected to vest. As of January 1, 2017, the Company made a policy election to account for forfeitures when they occur. Equity-based awards granted to non-employees for services provided to related parties are remeasured to fair value at the end of each reporting period and expensed over the relevant service period.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

General, Administrative and Other
General, administrative and other primarily includes professional fees, occupancy, depreciation and amortization, travel, information technology and administration expenses. For the years ended December 31, 2016 and 2015, the presentation of professional fees, occupancy, and depreciation and amortization was combined with general, administrative and other on the consolidated statements of operations and the prior periods were recast to conform to the current presentation.
Other Income
Net Gains from Investment Activities
Net gains from investment activities include both realized gains and losses and the change in unrealized gains and losses in the Company’s investments, at fair value between the opening reporting date and the closing reporting date.
Net Gains from Investment Activities of Consolidated Variable Interest Entities
Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses are presented within net gains from investment activities of consolidated variable interest entities and are attributable to Non-Controlling Interests in the consolidated statements of operations.
Income from Equity Method Investments
Income from equity method investments includes the Company’s share of net income or loss generated from its investments in the private equity, credit and real assets funds it manages, which are not consolidated, but in which the Company exerts significant influence.
Other Income, Net
Other income, net includes the recognition of gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities, gains arising from the remeasurement of the tax receivable agreement liability (see note 15), gains arising from the remeasurement of derivative instruments associated with fees from certain of the Company’s affiliates and other miscellaneous non-operating income and expenses.
Income Taxes
The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. Federal income tax purposes. As a result, except as described below, the Apollo Operating Group has not been subject to U.S. income taxes. However, certain of these entities are subject to New York City unincorporated business taxes (“NYC UBT”) and certain non-U.S. entities are subject to non-U.S. corporate income taxes. In addition, certain consolidated entities are corporations for U.S. and non-U.S. tax purposes and therefore subject to U.S. federal, state and local corporate income tax.
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
Non-Controlling Interests are presented as a separate component of shareholders’ equity on the Company’s consolidated statements of financial condition. The primary components of Non-Controlling Interests are separately presented in the Company’s consolidated statements of changes in shareholders’ equity to clearly distinguish the interest in the Apollo Operating Group and other ownership interests in the consolidated entities. Net income includes the net income attributable to the holders of Non-Controlling Interests on the Company’s consolidated statements of operations. Profits and losses are allocated to Non-Controlling Interests in proportion to their relative ownership interests regardless of their basis.
Net Income Per Class A Share
As Apollo has issued participating securities, U.S. GAAP requires use of the two-class method of computing earnings per share for all periods presented for each class of common stock and participating security as if all earnings for the period had been distributed. Under the two-class method, during periods of net income, the net income is first reduced for distributions declared on all classes of securities to arrive at undistributed earnings. During periods of net losses, the net loss is reduced for distributions declared on participating securities only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity. Participating securities include vested and unvested restricted share units (“RSUs”) that participate in distributions, as well as unvested restricted shares.
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
Comprehensive Income
U.S. GAAP guidance establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. U.S. GAAP requires that the Company classify items of other comprehensive income (“OCI”) by their nature in the financial statements and display the accumulated balance of OCI separately in the shareholders’ equity section of the Company’s consolidated statements of financial condition. Comprehensive income consists of net income and OCI. Apollo’s OCI is primarily comprised of foreign currency translation adjustments associated with the Company's non-U.S. dollar denominated subsidiaries.
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
Carried interest income that is a capital allocation to the general partner or investment manager, represents the remaining portion of carried interest income on the Company’s consolidated statements of operations. The determination of which carried interests are considered capital allocations is primarily based on the terms of the agreement. In connection with the adoption of the new revenue guidance, the Company will apply a new accounting policy for its carried interest income that is a capital allocation. The Company intends to account for such carried interest income as a financial instrument under the equity method of accounting. The pattern and amount of recognition under the new policy is not expected to differ materially from the Company’s existing recognition for such fees. Such carried interest income will be reported as a separate line item within revenue (i.e., separate from incentive fees). Additionally, the equity method income associated with the general partner interests will also be reported within revenue.
The Company will adopt the new revenue recognition guidance effective January 1, 2018. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.
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
The Company expects its total assets and total liabilities on its consolidated statements of financial condition to increase upon adoption of this guidance as a result of recording a lease asset and lease liability related to our operating leases. The Company is continuing to evaluate the impact that this guidance will have on its consolidated financial statements. The Company expects to adopt the new leasing guidance on January 1, 2019.
In March 2016, the FASB issued amended guidance on stock compensation. The amendments are intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for excess tax benefits, forfeitures, and cash flows. The amended guidance requires that all excess tax benefits and deficiencies related to share-based payment transactions be recognized through the income tax provision (benefit) in the consolidated statement of operations. Further, the amended guidance permits an entity to make an accounting policy election either to estimate the number of forfeitures expected to occur or to account for forfeitures when they occur. The amended guidance also requires excess tax benefits related to share-based payment transactions to be presented as operating activities and employee taxes paid to be presented as financing activities in the consolidated statement of cash flows. The amended guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. The Company adopted the guidance during the first quarter of 2017.
Amendments relating to the recognition of excess tax benefits in the consolidated statements of operations and impacts to the consolidated statements of cash flows have been applied prospectively, with the exception of a $22.9 million cumulative effect adjustment, as of January 1, 2017, to deferred tax assets with a corresponding decrease to accumulated deficit relating to previously unrecognized excess tax benefits.
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
In November 2016, the FASB issued guidance to reduce diversity in practice in the classification and presentation of changes in restricted cash on the statements of cash flows. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. Entities will also be required to reconcile such total to amounts on the Company’s consolidated statements of financial condition and disclose the nature of the restrictions. The guidance is effective for interim and annual periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the consolidated financial statements of the Company.
In January 2017, the FASB issued guidance that changes the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for interim and annual periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the consolidated financial statements of the Company.
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
3. GOODWILL AND INTANGIBLE ASSETS
The carrying value of goodwill was $88.9 million as of December 31, 2017 and 2016. Goodwill primarily relates to the 2007 Reorganization and the Company’s acquisition of Stone Tower Capital LLC and its related management companies (“Stone Tower”) in 2012. As of December 31, 2017 and 2016, there was $23.1 million, $64.8 million and $1.0 million of goodwill related to private equity, credit and real asset segments, respectively.
Intangible assets, net consists of the following:

	As of December 31,
	2017	2016
Finite-lived intangible assets/management contracts	$248,609	$246,060
Accumulated amortization	(229,767)	(223,339)
Intangible assets, net	$18,842	$22,721
The changes in intangible assets, net consist of the following and includes $1.0 million of indefinite-lived intangible assets as of both December 31, 2017 and 2016.

	For the Years Ended December 31,
	2017	2016	2015
Balance, beginning of year	$22,721	$28,620	$60,039
Amortization expense	(6,428)	(9,095)	(33,998)
Acquisitions / additions	2,549	3,196	2,579
Balance, end of year	$18,842	$22,721	$28,620
Expected amortization of these intangible assets for each of the next 5 years and thereafter is as follows:

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	2018	2019	2020	2021	2022	Thereafter	Total
Amortization of intangible assets	$5,491	$5,201	$4,506	$2,251	$343	$90	$17,882
There was no impairment of indefinite lived intangible assets as of December 31, 2017.
4. INVESTMENTS
The following table represents Apollo’s investments:

	As of December 31, 2017	As of December 31, 2016
Investments, at fair value	$866,998	$708,080
Equity method investments	863,906	786,664
Total Investments	$1,730,904	$1,494,744
Investments, at Fair Value
Investments, at fair value, consist of investments for which the fair value option has been elected and primarily include the Company’s investment in Athene Holding and investments in debt of unconsolidated CLOs. The change in the fair value related to these investments is presented in net gains from investment activities on the consolidated statements of operations.
The Company is the sole investor in Apollo Alternative Credit Long Short Fund L.P. and therefore consolidates the assets and liabilities of this fund. This fund invests in U.S. denominated senior secured loans, senior secured bonds and other income generating fixed-income investments. Amounts related to this consolidated fund is primarily presented in net gains from investment activities on the consolidated statements of operations and in investments in the consolidated statements of financial condition.
Net Gains from Investment Activities
The following table presents the realized and net change in unrealized gains on investments, at fair value:

	For the Years Ended December 31,
	2017	2016	2015
Realized gains on sales of investments, net	$103	$400	$889
Net change in unrealized gains due to changes in fair value	95,001	139,321	120,834
Net gains from investment activities	$95,104	$139,721	$121,723
Equity Method Investments
Apollo’s equity method investments include its investments in the private equity, credit and real assets funds it manages, which are not consolidated, but in which the Company exerts significant influence. Apollo’s share of net income generated by these investments is recorded in income from equity method investments in the consolidated statements of operations.
Equity method investments consisted of the following:

	Equity Held as of
	December 31, 2017	(5)	December 31, 2016	(5)
Private Equity(1)(2)	$509,707		$428,581
Credit(1)(3)	325,267		327,012
Real Assets	28,932		31,071
Total equity method investments(4)	$863,906		$786,664

(1)
As of December 31, 2017, equity method investments include Fund VIII (Private Equity) and MidCap (Credit) of $385.7 million and $79.6 million, respectively, representing an ownership percentage of 2.2% and 4.2%, respectively. As of December 31, 2016, equity

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

method investments include Fund VIII (Private Equity) and MidCap (Credit) of $260.9 million and $79.5 million, respectively, representing an ownership percentage of 2.2% and 4.3%, respectively.

(2)
The equity method investment in AP Alternative Assets, L.P. (“AAA”) was $25.5 million and $66.8 million as of December 31, 2017 and 2016, respectively. The value of the Company’s investment in AAA was $25.6 million and $64.9 million based on the quoted market price as of December 31, 2017 and 2016, respectively.

(3)
The equity method investment in AINV was $56.5 million and $58.6 million as of December 31, 2017 and 2016, respectively. The value of the Company’s investment in AINV was $50.2 million and $52.1 million based on the quoted market price as of December 31, 2017 and 2016, respectively.

(4)	Certain funds invest across multiple segments. The presentation in the table above is based on the classification of the majority of such funds’ investments.

(5)	Some amounts included are a quarter in arrears.
The Company’s equity investment in Athene Holding, for which the fair value option was elected, met the significance criteria as defined by the SEC as of December 31, 2017 and 2016. As such, the following tables present summarized financial information of Athene Holding:

	As of December 31,
	2017(1)	2016
	(in millions)
Statements of Financial Condition
Investments	$79,058	$70,448
Assets	96,061	86,699
Liabilities	87,392	79,840
Equity	8,669	6,859

(1)
The financial statement information as of December 31, 2017 is presented a quarter in arrears and is comprised of the financial information as of September 30, 2017, which represents the latest available financial information as of the date of this report.

	For the Years Ended December 31,
	2017(1)	2016	2015
	(in millions)
Statements of Operations
Revenues	$5,921	$4,105	$2,618
Expenses	4,499	3,389	2,028
Income before income tax provision	1,422	716	590
Income tax provision (benefit)	74	(52)	12
Net income	1,348	768	578
Net income attributable to Non-Controlling Interests	—	—	(16)
Net income available to Athene common shareholders	$1,348	$768	$562

(1)
The financial statement information for the year ended December 31, 2017 is presented a quarter in arrears and is comprised of the financial information for the twelve months ended September 30, 2017, which represents the latest available financial information as of the date of this report.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The tables below present summarized aggregate financial information of the Company’s equity method investments in aggregate:

	Private Equity		Credit		Real Assets		Aggregate Totals
	As of December 31,		As of December 31,		As of December 31,		As of December 31,
Statement of Financial Condition	2017(1)	2016(1)	2017(1)	2016(1)	2017(1)	2016(1)	2017(1)	2016(1)
Investments	$26,967,402	$27,084,486	$22,829,749	$19,085,779	$4,676,444	$3,512,344	$54,473,595	$49,682,609
Assets	27,936,030	27,832,718	25,300,139	21,077,051	4,854,334	3,966,337	58,090,503	52,876,106
Liabilities	133,870	45,583	5,819,426	4,327,790	2,066,612	1,516,103	8,019,908	5,889,476
Equity	27,802,160	27,787,135	19,480,713	16,749,261	2,787,722	2,450,234	50,070,595	46,986,630

	Private Equity			Credit			Real Assets			Aggregate Totals
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
Statement of Operations	2017(1)	2016(1)	2015(1)	2017(1)	2016(1)	2015(1)	2017(1)	2016(1)	2015(1)	2017(1)	2016(1)	2015(1)
Revenues/Investment Income	$726,464	$235,231	$408,971	$1,774,987	$1,384,414	$1,352,017	$280,440	$215,738	$120,340	$2,781,891	$1,835,383	$1,881,328
Expenses	311,171	298,705	306,044	700,660	483,335	464,610	65,141	66,869	35,340	1,076,972	848,909	805,994
Net Investment Income (Loss)	415,293	(63,474)	102,927	1,074,327	901,079	887,407	215,299	148,869	85,000	1,704,919	986,474	1,075,334
Net Realized and Unrealized Gain (Loss)	5,728,099	2,999,627	20,757	1,000,922	1,033,550	(1,643,758)	45,455	21,193	(1,699)	6,774,476	4,054,370	(1,624,700)
Net Income (Loss)	$6,143,392	$2,936,153	$123,684	$2,075,249	$1,934,629	$(756,351)	$260,754	$170,062	$83,301	$8,479,395	$5,040,844	$(549,366)

(1)	Certain private equity, credit and real assets fund amounts are as of and for the twelve months ended September 30, 2017, 2016 and 2015.
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
The assets of consolidated CLOs are not available to creditors of the Company. In addition, the investors in these consolidated CLOs have no recourse against the assets of the Company. The Company measures both the financial assets and the financial liabilities of the CLOs using the fair value of the financial assets as further described in note 2. The Company has elected the fair value option for financial instruments held by its consolidated CLOs, which includes investments in loans and corporate bonds, as well as debt obligations and contingent obligations held by such consolidated CLOs. Other assets include amounts due from brokers and interest receivables. Other liabilities include payables for securities purchased, which represent open trades within the consolidated CLOs and primarily relate to corporate loans that are expected to settle within 60 days. As of December 31, 2017 and December 31, 2016, the Company held investments of $47.2 million and $41.3 million, respectively, in consolidated foreign currency denominated CLOs, which eliminate in consolidation.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Net Gains from Investment Activities of Consolidated Variable Interest Entities
The following table presents net gains from investment activities of the consolidated VIEs:

	For the Years Ended December 31,
	2017	(1)	2016	(1)	2015	(1)
Net gains from investment activities	$7,960		$10,334		$15,787
Net gains (losses) from debt	6,416		(11,921)		3,057
Interest and other income	35,154		41,791		37,404
Interest and other expenses	(38,865)		(35,189)		(37,198)
Net gains from investment activities of consolidated variable interest entities	$10,665		$5,015		$19,050

(1)	Amounts reflect consolidation eliminations.
Senior Secured Notes, Subordinated Notes and Secured Borrowings
Included within debt are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs:

	As of December 31, 2017				As of December 31, 2016
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)	$806,603	1.68%		12.2	$704,976	1.83%		12.3
Subordinated Notes(2)	100,188	N/A	(1)	22.4	87,794	N/A	(1)	19.2
Secured Borrowings(2)(3)	109,438	2.70%		9.3	—	N/A		N/A
Total	$1,016,229				$792,770

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.

(2)
The debt of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. The fair value of the debt and collateralized assets of the Senior Secured Notes, Subordinated Notes and Secured Borrowings are presented below:

	As of December 31, 2017	As of December 31, 2016
Debt at fair value	$1,002,063	$786,545
Collateralized assets	$1,328,586	$1,001,811

(3)
Secured borrowings consist of a consolidated VIE’s obligation through a repurchase agreement redeemable at maturity with a third party lender. The fair value of the secured borrowings as of December 31, 2017 was $109.4 million.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of December 31, 2017, the Company was not aware of any instances of non-compliance with any of these covenants.
As of December 31, 2017, the contractual maturities for debt of the consolidated VIEs is greater than 5 years.
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

	As of December 31, 2017	As of December 31, 2016
Assets:
Cash	$254,791	$231,922
Investments	6,230,397	7,253,872
Receivables	36,601	37,541
Total Assets	$6,521,789	$7,523,335

Liabilities:
Debt and other payables	$3,285,263	$2,818,459
Total Liabilities	$3,285,263	$2,818,459

Apollo Exposure(1)	$252,605	$272,191

(1)
Represents Apollo’s direct investment in those entities in which Apollo holds a significant variable interest and certain other investments. Additionally, cumulative carried interest income is subject to reversal in the event of future losses, as discussed in note 16.

6. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of December 31, 2017
	Level I	Level II	Level III	Total	Cost
Assets
U.S. Treasury securities, at fair value	$364,649	$—	$—	$364,649	$363,812
Investments, at fair value:
Investment in Athene Holding	—	802,985	—	802,985	387,526
Other investments	205	28,107	35,701	64,013	61,179
Total investments, at fair value	205	831,092	35,701	866,998	448,705
Investments of VIEs, at fair value	—	1,058,999	132,348	1,191,347
Investments of VIEs, valued using NAV	—	—	—	4,843
Total investments of VIEs, at fair value	—	1,058,999	132,348	1,196,190
Derivative assets(1)	—	478	—	478
Total Assets	$364,854	$1,890,569	$168,049	$2,428,315

Liabilities
Liabilities of VIEs, at fair value	$—	$1,002,063	$12,620	$1,014,683
Contingent consideration obligations(2)	—	—	92,600	92,600
Derivative liabilities(1)	—	1,537	—	1,537
Total Liabilities	$—	$1,003,600	$105,220	$1,108,820

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of December 31, 2016
	Level I	Level II	Level III	Total	Cost
Assets
Investments, at fair value:
Investment in Athene Holding	$—	$657,548	$—	$657,548	$387,526
Other investments	3,336	1,475	45,721	50,532	53,153
Total investments, at fair value	3,336	659,023	45,721	708,080	440,679
Investments of VIEs, at fair value	—	816,167	92,474	908,641
Investments of VIEs, valued using NAV	—	—	—	5,186
Total investments of VIEs, at fair value	—	816,167	92,474	913,827
Derivative assets(1)	—	1,360	—	1,360
Total Assets	$3,336	$1,476,550	$138,195	$1,623,267

Liabilities
Liabilities of VIEs, at fair value	$—	$786,545	$11,055	$797,600
Contingent consideration obligations(2)	—	—	106,282	106,282
Derivative liabilities(1)	—	1,167	—	1,167
Total Liabilities	$—	$787,712	$117,337	$905,049

(1)	Derivative assets and derivative liabilities are presented as a component of Other assets and Other liabilities, respectively, in the consolidated statements of financial condition.

(2)	Profit sharing payable include contingent obligations classified as Level III.
There were no transfers of financial assets or liabilities between Level I and Level II for the years ended December 31, 2017 and 2016.
The following tables summarize the changes in financial assets measured at fair value for which Level III inputs have been used to determine fair value:

	For the Year Ended December 31, 2017
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$45,721	$92,474	$138,195
Purchases	12,760	116,674	129,434
Sale of investments/distributions	—	(70,740)	(70,740)
Net realized gains (losses)	(5)	6,986	6,981
Changes in net unrealized gains (losses)	(607)	4,592	3,985
Cumulative translation adjustment	5,939	6,759	12,698
Transfer into Level III(1)	—	16,392	16,392
Transfer out of Level III(1)	(28,107)	(40,789)	(68,896)
Balance, End of Period	$35,701	$132,348	$168,049
Change in net unrealized gains (losses) included in net gains from investment activities related to investments still held at reporting date	$(614)	$—	$(614)
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	3,638	3,638

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Year Ended December 31, 2016
	Other Investments	Investment in Athene Holding	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$2,068	$510,099	$100,941	$613,108
Purchases	48,310	8,937	74,043	131,290
Sale of investments/distributions	(1,630)	—	(68,653)	(70,283)
Net realized gains (losses)	(77)	—	3,086	3,009
Changes in net unrealized gains (losses)	231	138,512	(2,842)	135,901
Cumulative translation adjustment	(2,161)	—	(2,691)	(4,852)
Transfer into Level III(1)	1,496	—	30,173	31,669
Transfer out of Level III(1)(2)	(2,516)	(657,548)	(41,583)	(701,647)
Balance, End of Period	$45,721	$—	$92,474	$138,195
Change in net unrealized gains included in net gains from investment activities related to investments still held at reporting date	$56	$—	$—	$56
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	—	30	30

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

The following table summarizes the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value:

	For the Years Ended December 31,
	2017			2016
	Liabilities of Consolidated VIEs & Apollo Funds	Contingent Consideration Obligations	Total	Liabilities of Consolidated VIEs	Contingent Consideration Obligations	Total
Balance, Beginning of Period	$11,055	$106,282	$117,337	$11,411	$79,579	$90,990
Additions	(97)	—	(97)	—	—	—
Payments	94	(23,597)	(23,503)	—	(13,721)	(13,721)
Net realized gains	10	—	10	—	—	—
Changes in net unrealized gains (losses)(1)	1,558	9,915	11,473	(356)	40,424	40,068
Balance, End of Period	$12,620	$92,600	$105,220	$11,055	$106,282	$117,337
Change in net unrealized gains (losses) included in net gains from investment activities of consolidated VIEs related to liabilities still held at reporting date	$1,565	$—	$1,565	$(356)	$—	$(356)

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy:

	As of December 31, 2017
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Other investments	$20,641	Third party pricing	N/A	N/A	N/A
	15,060	Other	N/A	N/A	N/A
Investments of consolidated VIEs:
Corporate loans/bonds/CLO notes	6,824	Third party pricing	N/A	N/A	N/A
Equity securities	125,524	Book value multiple	Book value multiple	0.71x	0.71x
		Discounted cash flow	Discount rate	13.4%	13.4%
Total investments of consolidated VIEs	132,348
Total Financial Assets	$168,049
Financial Liabilities
Liabilities of consolidated VIEs	$12,620	Other	N/A	N/A	N/A
Contingent consideration obligation	92,600	Discounted cash flow	Discount rate	17.3%	17.3%
Total Financial Liabilities	$105,220

	As of December 31, 2016
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Other investments	$45,721	Third party pricing	N/A	N/A	N/A
Investments of consolidated VIEs:
Bank debt term loans	4,701	Third party pricing	N/A	N/A	N/A
Corporate loans/bonds/CLO notes	15,496	Third party pricing	N/A	N/A	N/A
Equity securities	72,277	Transaction	N/A	N/A	N/A
Total investments of consolidated VIEs	92,474
Total Financial Assets	$138,195
Financial Liabilities
Liabilities of consolidated VIEs	$11,055	Other	N/A	N/A	N/A
Contingent consideration obligation	106,282	Discounted cash flow	Discount rate	13.0% - 17.3%	17.2%
Total Financial Liabilities	$117,337
Fair Value Measurement of Investment in Athene Holding
As of December 31, 2017 and 2016 the fair value of Apollo’s investment in Athene Holding was estimated using the closing market price of Athene Holding shares of $51.71 and $47.99, respectively, less a DLOM of 4.0% and 9.5%, respectively, as applicable. The DLOM was derived based on the average remaining lock up restrictions on the shares of Athene Holding held by Apollo (11.3 months and 23.3 months as of December 31, 2017 and 2016, respectively) and the estimated volatility in such shares of Athene Holding. Due to the limited trading history in Athene Holding shares, the historical share price volatility of a representative set of Athene Holding’s publicly traded insurance peers was calculated over a period equivalent to the remaining average lock up on the shares of Athene Holding held by Apollo and used as a proxy to estimate the projected volatility in Athene Holding’s shares. The fair value of Apollo’s investment in Athene Holding as of December 31, 2017 and 2016 after the application of the DLOM was estimated at a price of $49.64 and $43.43 per share, respectively.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Discounted Cash Flow Model
When a discounted cash flow model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows. Increases in the discount rate can significantly lower the fair value of an investment and the contingent consideration obligations; conversely decreases in the discount rate can significantly increase the fair value of an investment and the contingent consideration obligations.
Consolidated VIEs
Investments
As of December 31, 2017, the significant unobservable inputs used in the fair value measurement of the equity securities include the discount rate applied and the book value multiples applied in the valuation models. These unobservable inputs in isolation can cause significant increases or decreases in fair value. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. When a comparable multiple model is used to determine fair value, the comparable multiples are generally multiplied by the underlying companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) to establish the total enterprise value of the company. The comparable multiple is determined based on the implied trading multiple of public industry peers.
Liabilities
As of December 31, 2017 and 2016, the debt obligations of the consolidated CLOs were measured on the basis of the fair value of the financial assets of the CLOs as the financial assets were determined to be more observable and, as a result, categorized as Level II in the fair value hierarchy.
Contingent Consideration Obligations
The significant unobservable input used in the fair value measurement of the contingent consideration obligations is the discount rate applied in the valuation models. This input in isolation can cause significant increases or decreases in fair value. The discount rate was based on the hypothetical cost of equity in connection with the acquisition of Stone Tower. See note 16 for further discussion of the contingent consideration obligations.
Valuation of Underlying Investments of Equity Method Investees
As discussed previously, the underlying entities that the Company manages and invests in are primarily investment companies which account for their investments at estimated fair value.
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
Certain of the private equity, credit, and real assets funds may also enter into foreign currency exchange contracts, total return swap contracts, credit default swap contracts, and other derivative contracts, which may include options, caps, collars and floors. Foreign currency exchange contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. If securities are held at the end of the period, the changes in value are recorded in income as unrealized. Realized gains or losses are recognized when contracts are settled. Total return swap and credit default swap contracts are recorded at fair value as an asset or liability with changes in fair value recorded as unrealized appreciation or depreciation. Realized gains or losses are recognized at the termination of the contract based on the difference between the close-out price of the total return or credit default swap contract and the original contract price. Forward contracts are valued based on market rates obtained from counterparties or prices obtained from recognized financial data service providers.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

7. CARRIED INTEREST RECEIVABLE
Carried interest receivable from private equity, credit and real assets funds consisted of the following:

	As of December 31, 2017	As of December 31, 2016
Private Equity	$1,404,777	$798,465
Credit	438,516	426,114
Real Assets	28,813	32,526
Total carried interest receivable	$1,872,106	$1,257,105
The table below provides a roll-forward of the carried interest receivable balance:

	Private Equity	Credit	Real Assets	Total
Carried interest receivable, January 1, 2016	$373,871	$240,844	$29,192	$643,907
Change related to fair value of funds	492,910	318,735	17,375	829,020
Fund distributions to the Company	(68,316)	(133,465)	(14,041)	(215,822)
Carried interest receivable, December 31, 2016	$798,465	$426,114	$32,526	$1,257,105
Change in fair value of funds	1,050,141	244,181	13,283	1,307,605
Fund distributions to the Company	(443,829)	(231,779)	(16,996)	(692,604)
Carried interest receivable, December 31, 2017	$1,404,777	$438,516	$28,813	$1,872,106
The change in fair value of funds excludes the reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income, which is recorded in due to related parties in the consolidated statements of financial condition. See note 15 for further disclosure regarding the general partner obligation.
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
8. PROFIT SHARING PAYABLE
Profit sharing payable consisted of the following:

	As of December 31, 2017	As of December 31, 2016
Private Equity	$475,556	$268,170
Credit	265,791	268,855
Real Assets	10,929	13,123
Total profit sharing payable	$752,276	$550,148

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The table below provides a roll-forward of the profit sharing payable balance:

	Private Equity	Credit	Real Assets	Total
Profit sharing payable, January 1, 2016	$118,963	$165,392	$11,319	$295,674
Profit sharing expense	184,852	186,345	10,387	381,584
Payments/other	(35,645)	(82,882)	(8,583)	(127,110)
Profit sharing payable, December 31, 2016	$268,170	$268,855	$13,123	$550,148
Profit sharing expense	402,963	104,475	5,544	512,982
Payments/other	(195,577)	(107,539)	(7,738)	(310,854)
Profit sharing payable, December 31, 2017	$475,556	$265,791	$10,929	$752,276

Profit sharing expense includes (i) changes in amounts payable to employees and former employees entitled to a share of carried interest income in Apollo’s funds and (ii) changes to the fair value of the contingent consideration obligations recognized in connection with certain Apollo acquisitions. Profit sharing expense excludes the potential return of profit sharing distributions that would be due if certain funds were liquidated, which is recorded in due from related parties in the consolidated statements of financial condition. See note 15 for further disclosure regarding the potential return of profit sharing distributions.
As discussed in note 2, under certain profit sharing arrangements, a portion of the carried interest distributed to the general partner is allocated by issuance of restricted shares, rather than cash to employees. Prior to distribution of the carried interest to the general partner, the Company records the value of the restricted shares expected to be granted in other assets and other liabilities within the consolidated statements of financial condition. See note 9 for further disclosure regarding deferred equity-based compensation. See note 17 for further disclosure of the amortization expense component of profit sharing expense associated with these awards.
9. OTHER ASSETS
Other assets consisted of the following:

	As of December 31, 2017	As of December 31, 2016
Fixed assets	$102,694	$108,422
Less: Accumulated depreciation and amortization	(83,510)	(83,268)
Fixed assets, net	19,184	25,154
Prepaid expenses	189,542	78,300
Tax receivables	9,236	5,617
Other	13,795	9,789
Total Other Assets	$231,757	$118,860
Prepaid expenses includes $135.0 million and $42.6 million as of December 31, 2017 and 2016, respectively, of deferred equity-based compensation related to the value of the restricted shares that have been or are expected to be granted in connection with the settlement of certain profit sharing arrangements. A corresponding amount for awards expected to be granted of $124.3 million and $40.5 million, as of December 31, 2017 and 2016, respectively, is included in other liabilities on the consolidated statements of financial condition.
Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $12.1 million, $9.6 million and $10.5 million, respectively and is presented as a component of general, administrative and other expense in the consolidated statements of operations.
10. INCOME TAXES
The Company’s income tax provision totaled $325.9 million, $90.7 million and $26.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company’s effective tax rate was approximately 18.4%, 8.5% and 7.1% for the years ended December 31, 2017, 2016 and 2015, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The provision for income taxes is presented in the following table:

	For the Years Ended December 31,
	2017	2016	2015
Current:
Federal income tax	$3,314	$—	$(10,108)
Foreign income tax(1)	3,271	5,843	7,842
State and local income tax	6,364	2,847	2,573
Subtotal	12,949	8,690	307
Deferred:
Federal income tax	290,213	66,567	19,581
Foreign income tax(1)	—	(16)	(256)
State and local income tax	22,783	15,466	7,101
Subtotal	312,996	82,017	26,426
Total Income Tax Provision	$325,945	$90,707	$26,733

(1)
The foreign income tax provision was calculated on $24.0 million, $38.8 million and $27.6 million of pre-tax income generated in foreign jurisdictions for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table reconciles the U.S. Federal statutory tax rate to the effective income tax rate:

	For the Years Ended December 31,
	2017	2016	2015
U.S. Statutory Tax Rate	35.0%	35.0%	35.0%
Income Passed Through to Non-Controlling Interests	(16.3)	(18.9)	(20.4)
Income Passed Through to Class A Shareholders	(10.4)	(9.2)	(10.4)
State and Local Income Taxes (net of Federal Benefit)	1.2	1.4	2.1
Impact of Federal Tax Reform	9.7	—	—
Other	(0.8)	0.2	0.8
Effective Income Tax Rate	18.4%	8.5%	7.1%
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years.
Existing accounting rules require the effect of a change in tax law or rates to be recognized in income as a component of the income tax provision on the date a bill is signed into law. Existing accounting rules also require deferred tax assets and liabilities to be measured at the enacted rate. The Tax Cuts and Jobs Act (the “TCJA”) was signed into law on December 22, 2017 and includes a broad range of tax reforms including a reduction in the corporate income tax rate to 21% from 35% effective January 1, 2018. The rate change resulted in a reduction of our net deferred tax assets of $254.3 million, resulting primarily from the remeasurement of tax assets arising from the AOG exchanges.
As existing accounting rules do not address all circumstances that may arise for companies in accounting for the income tax effects of the TCJA, the SEC staff issued guidance on December 22, 2017 to clarify the application of existing rules in situations where an entity does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for the income tax effects of the TCJA in the period the TCJA was enacted.
In situations where the accounting for the income tax effects of the TJCA are incomplete by the time the company issues its financial statements (but the company can determine a reasonable estimate for those effects), the company can report provisional amounts that would be subject to adjustment during a measurement period until the accounting is complete.
Upon enactment, there is a one-time deemed repatriation tax on undistributed foreign earnings and profits (the “transition tax”). While our initial assessment indicates that any impact from the transition tax is insignificant, our adjustments to

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

deferred tax assets and liabilities and the liability related to the transition tax are provisional amounts estimated based on information available as of December 31, 2017.
These amounts are subject to change as we obtain information necessary to complete the calculations. We will recognize any changes to the provisional amounts as we refine our estimates. We expect to complete our analysis of the provisional items during the second half of 2018. The effects of other provisions of the TCJA are not expected to have a material impact on our consolidated financial statements.
The Company’s deferred tax assets and liabilities in the consolidated statements of financial condition consist of the following:

	As of December 31,
	2017	2016
Deferred Tax Assets:
Depreciation and amortization	$300,882	$525,261
Net operating loss carryforwards	21,091	43,733
Revenue recognition	14,652	26,629
Foreign tax credit	13,338	11,746
Equity-based compensation	3,196	1,801
Other	3,030	4,947
Total Deferred Tax Assets	356,189	614,117
Deferred Tax Liabilities:
Unrealized gains from investments	17,818	41,346
Other	733	508
Total Deferred Tax Liabilities	18,551	41,854
Total Deferred Tax Assets, Net	$337,638	$572,263
As of December 31, 2017, the Company had approximately $83.6 million of federal net operating loss (“NOL”) carryforwards and $82.7 million of state and local net operating loss carryforwards that will begin to expire after 2035. In addition, the Company’s foreign tax credit carryforwards will begin to expire after 2022.
As a result of certain realization requirements, the Company does not include certain deferred tax assets as of December 31, 2017 that arose directly from tax deductions related to equity-based compensation greater than compensation recognized for financial reporting. As discussed in note 2, during the first quarter of 2017 the Company adopted guidance that amended the accounting for employee share-based payment awards, and $22.9 million of deferred tax assets were recognized with a corresponding increase to retained earnings.
The Company considered its historical and current year earnings, current utilization of existing deferred tax assets and deferred tax liabilities, the 15 year amortization periods of the tax basis of its intangible assets, the 20 year carry forward periods of any NOLs, short and long term business forecasts and the impact of the TCJA on future earnings in evaluating whether it should establish a valuation allowance. The Company concluded it is more likely than not that the deferred tax assets will be realized and that no valuation allowance was needed at December 31, 2017.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of December 31, 2017, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2014 through 2017 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax return of certain subsidiaries for the 2011 tax year. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2016.
The Company has recorded a deferred tax asset for the future amortization of tax basis intangibles as a result of the 2007 Reorganization. The Company recorded additional deferred tax assets as a result of the step-up in tax basis of intangibles from subsequent exchanges of AOG Units for Class A shares. A related tax receivable agreement liability is recorded in due to related parties in the consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among APO Corp., the Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 15). The benefit the Company obtains from the difference in the tax asset recognized and the related liability results in an increase to additional paid in capital. The amortization period for these tax basis intangibles is 15 years and the deferred tax assets will reverse over the same period.
The table below presents the impact to the deferred tax asset, tax receivable agreement liability and additional paid in capital related to the exchange of AOG Units for Class A shares.

Exchange of AOG Units for Class A shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Year Ended December 31, 2017	$56,908	$44,972	$11,936
For the Year Ended December 31, 2016	7,342	6,187	1,155
For the Year Ended December 31, 2015	61,720	45,432	16,288
11. DEBT
Debt consisted of the following:

	As of December 31, 2017				As of December 31, 2016
	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate
2013 AMH Credit Facilities - Term Facility(1)	$299,655	$298,875	(3)	2.33%	$299,543	$298,500	(3)	1.82%
2024 Senior Notes(1)	495,860	511,096	(4)	4.00	495,208	498,336	(4)	4.00
2026 Senior Notes(1)	495,678	525,273	(4)	4.40	495,165	497,923	(4)	4.40
2014 AMI Term Facility I(2)	16,399	16,482	(3)	2.00	14,449	14,449	(3)	2.00
2014 AMI Term Facility II(2)	18,548	18,605	(3)	1.75	16,306	16,306	(3)	1.75
2016 AMI Term Facility I(2)	20,372	20,372	(3)	1.75	17,852	17,852	(3)	1.75
2016 AMI Term Facility II(2)	15,890	15,931	(3)	2.00	13,924	13,924	(3)	2.00
Total Debt	$1,362,402	$1,406,634			$1,352,447	$1,357,290

(1)	Includes amortization of note discount, as applicable. Outstanding balance is presented net of unamortized debt issuance costs:

	As of December 31, 2017	As of December 31, 2016
2013 AMH Credit Facilities - Term Facility	$345	$457
2024 Senior Notes	3,498	4,051
2026 Senior Notes	3,951	4,420

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(2)	Apollo Management International LLP (“AMI”), a subsidiary of the Company, entered into five year credit agreements to fund the Company’s investment in certain European CLOs it manages.

Facility	Date	Loan Amount
2014 AMI Term Facility I	July 3, 2014	€13,661
2014 AMI Term Facility II	December 9, 2014	€15,450
2016 AMI Term Facility I	January 18, 2016	€16,970
2016 AMI Term Facility II	June 22, 2016	€13,236

(3)
Fair value is based on obtained broker quotes. These notes are classified as a Level III liability within the fair value hierarchy based on the number and quality of broker quotes obtained, the standard deviations of the observed broker quotes and the percentage deviation from independent pricing services. For instances where broker quotes are not available, a discounted cash flow method is used to obtain a fair value.

(4)
Fair value is based on obtained broker quotes. These notes are classified as a Level II liability within the fair value hierarchy based on the number and quality of broker quotes obtained, the standard deviations of the observed broker quotes and the percentage deviation from independent pricing services.

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
Interest on the borrowings is based on an adjusted LIBOR rate or alternate base rate, in each case plus an applicable margin, and undrawn revolving commitments bear a commitment fee. In connection with the issuance of the 2024 Senior Notes and the 2026 Senior Notes (as defined below), $250 million of the proceeds and $200 million of the proceeds, respectively, were used to repay a portion of the Term Facility outstanding with third party lenders at par. The interest rate on the $300 million Term Facility as of December 31, 2017 was 2.74% and the commitment fee as of December 31, 2017 on the $500 million undrawn Revolver Facility was 0.125%. The $300 million carrying value of debt that is recorded on the consolidated statements of financial condition at December 31, 2017 is the amount for which the Company is obligated to settle the 2013 AMH Credit Facilities.
As of December 31, 2017, the 2013 AMH Credit Facilities were guaranteed by AMH and its subsidiaries, Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., AAA Holdings, L.P., Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., Apollo Principal Holdings XI, LLC, Apollo Principal Holdings XII, L.P., ST Holdings GP, LLC and ST Management Holdings, LLC. The 2013 AMH Credit Facilities contain affirmative and negative covenants which limit the ability of the Borrowers, the guarantors and certain of their subsidiaries to, among other things, incur indebtedness and create liens. Additionally, the 2013 AMH Credit Facilities contain financial covenants which require the Borrowers and their subsidiaries to maintain (1) at least $40 billion of Fee-Generating Assets Under Management and (2) a maximum total net leverage ratio of not more than 4.00 to 1.00 (subject to customary equity cure rights). The 2013 AMH Credit Facilities also contain customary events of default, including events of default arising from non-payment, material misrepresentations, breaches of covenants, cross default to material indebtedness, bankruptcy and changes in control of the Company.
Borrowings under the Revolver Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. In addition, the Borrowers may incur incremental facilities in respect of the Revolver Facility and the Term Facility in an aggregate amount not to exceed $500 million plus additional amounts so long as the Borrowers are in compliance with a net leverage ratio not to exceed 3.75 to 1.00. As of December 31, 2017 and December 31, 2016, the Revolver Facility was undrawn.
2024 Senior Notes—On May 30, 2014, AMH issued $500 million in aggregate principal amount of its 4.000% Senior Notes due 2024 (the “2024 Senior Notes”), at an issue price of 99.722% of par. Interest on the 2024 Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The 2024 Senior Notes will mature on May 30, 2024. The discount

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

is amortized into interest expense on the consolidated statements of operations over the term of the 2024 Senior Notes. The face amount of $500 million related to the 2024 Senior Notes is the amount for which the Company is obligated to settle the 2024 Senior Notes.
2026 Senior Notes—On May 27, 2016, AMH issued $500 million in aggregate principal amount of its 4.400% Senior Notes due 2026 (the “2026 Senior Notes”), at an issue price of 99.912% of par. Interest on the 2026 Senior Notes is payable semi-annually in arrears on May 27 and November 27 of each year. The 2026 Senior Notes will mature on May 27, 2026. The discount is amortized into interest expense on the consolidated statements of operations over the term of the 2026 Senior Notes. The face amount of $500 million related to the 2026 Senior Notes is the amount for which the Company is obligated to settle the 2026 Senior Notes.
As of December 31, 2017, the 2026 Senior Notes and the 2024 Senior Notes were guaranteed by Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., Apollo Principal Holdings XI, LLC, Apollo Principal Holdings XII, L.P., AMH Holdings (Cayman), L.P. and any other entity that is required to become a guarantor of the notes under the terms of the indentures governing the 2026 Senior Notes and the 2024 Senior Notes (the “Indentures”). The Indentures include covenants that restrict the ability of AMH and, as applicable, the guarantors to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries or merge, consolidate or sell, transfer or lease assets. The Indentures also provide for customary events of default.
The following table presents the interest expense incurred related to the Company’s debt:

	For the Years Ended December 31,
	2017	2016	2015
Interest Expense:(1)
2013 AMH Term Facility	$8,328	$8,253	$8,672
2024 Senior Notes	20,652	20,652	20,759
2026 Senior Notes	22,513	13,372	—
AMI Term Facilities	1,380	1,205	640
Total Interest Expense	$52,873	$43,482	$30,071

(1)	Debt issuance costs incurred in connection with the Term Facility, the 2024 Senior Notes and the 2026 Senior Notes are amortized into interest expense over the term of the debt arrangement.
The table below presents the contractual maturities for the Company's debt arrangements as of December 31, 2017:

	2021	2022	Thereafter	Total
2013 AMH Credit Facilities - Term Facility	$300,000	$—	$—	$300,000
2024 Senior Notes	—	—	500,000	500,000
2026 Senior Notes	—	—	500,000	500,000
2014 AMI Term Facility I	16,399	—	—	16,399
2014 AMI Term Facility II	—	18,548	—	18,548
2016 AMI Term Facility I	20,372	—	—	20,372
2016 AMI Term Facility II	15,890	—	—	15,890
Total Obligations as of December 31, 2017	$352,661	$18,548	$1,000,000	$1,371,209

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

12. NET INCOME PER CLASS A SHARE
The table below presents basic and diluted net income per Class A share using the two-class method:

	Basic and Diluted
	For the Years Ended December 31,
	2017	2016	2015
Numerator:
Net Income Attributable to Apollo Global Management, LLC Class A Shareholders	$615,566	$402,850	$134,497
Distributions declared on Class A shares(1)	(354,878)	(230,713)	(339,397)
Distributions on participating securities(2)	(11,822)	(8,396)	(28,497)
Earnings allocable to participating securities	(8,828)	(6,430)	—	(3)
Undistributed income (loss) attributable to Class A shareholders: Basic	240,038	157,311	(233,397)
Dilution effect on distributable income attributable to unvested RSUs	2,706	—	—
Undistributed income (loss) attributable to Class A shareholders: Diluted	$242,744	$157,311	$(233,397)
Denominator:
Weighted average number of Class A shares outstanding: Basic	190,931,743	183,998,080	173,271,666
Dilution effect of unvested RSUs	1,649,950	—	—
Weighted average number of Class A shares outstanding: Diluted	192,581,693	183,998,080	173,271,666
Net Income per Class A Share: Basic
Distributed Income	$1.85	$1.25	$1.96
Undistributed Income (Loss)	1.27	0.86	(1.35)
Net Income per Class A Share: Basic	$3.12	$2.11	$0.61
Net Income per Class A Share: Diluted(4)
Distributed Income	$1.84	$1.25	$1.96
Undistributed Income (Loss)	1.26	0.86	(1.35)
Net Income per Class A Share: Diluted	$3.10	$2.11	$0.61

(1)	See note 14 for information regarding the quarterly distributions declared and paid during 2017, 2016 and 2015.

(2)	Participating securities consist of vested and unvested RSUs that have rights to distributions and unvested restricted shares.

(3)	No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A shareholders.

(4)
For the year ended December 31, 2017, unvested RSUs were determined to be dilutive, and were accordingly included in the diluted earnings per share calculation. For the year ended December 31, 2017, the share options, AOG Units and participating securities were determined to be anti-dilutive and were accordingly excluded from the diluted earnings per share calculation. For the years ended December 31, 2016 and 2015, all of the classes of securities were determined to be anti-dilutive.

The Company has granted RSUs that provide the right to receive, subject to vesting, Class A shares pursuant to the Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Equity Plan”). Certain RSU grants to employees provide the right to receive distribution equivalents on vested RSUs on an equal basis any time a distribution is declared. The Company refers to these RSU grants as “Plan Grants.” For certain Plan Grants, distribution equivalents are paid in January of the calendar year next following the calendar year in which a distribution on Class A shares was declared. In addition, certain RSU grants to employees provide that both vested and unvested RSUs participate in distribution equivalents on an equal basis with the Class A shareholders any time a distribution is declared. The Company refers to these as “Bonus Grants.”
Any distribution equivalent paid to an employee will not be returned to the Company upon forfeiture of the award by the employee. Vested and unvested RSUs that are entitled to non-forfeitable distribution equivalents qualify as participating securities and are included in the Company’s basic and diluted earnings per share computations using the two-class method. The holder of an RSU participating security would have a contractual obligation to share in the losses of the entity if the holder is obligated to fund the losses of the issuing entity or if the contractual principal or mandatory redemption amount of the participating security is reduced as a result of losses incurred by the issuing entity. The RSU participating securities do not have a mandatory

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

redemption amount and the holders of the participating securities are not obligated to fund losses, therefore, neither the vested RSUs nor the unvested RSUs are subject to any contractual obligation to share in losses of the Company.
Holders of AOG Units are subject to the transfer restrictions set forth in the agreements with the respective holders and may, a limited number of times each year, upon notice (subject to the terms of the Exchange Agreement), exchange their AOG Units for Class A shares on a one-for-one basis. An AOG Unit holder must exchange one unit in each of the Apollo Operating Group partnerships to effectuate an exchange for one Class A share.
Apollo Global Management, LLC has one Class B share outstanding, which is held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the Class B share is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, as discussed above. The Class B share has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or distributions. The Class B share has no distribution or liquidation rights. The Class B share has voting rights on a pari passu basis with the Class A shares. The Class B share represented 53.9%, 60.5% and 61.4% of the total voting power of the Company’s shares entitled to vote as of December 31, 2017, 2016 and 2015, respectively.
The following table summarizes the anti-dilutive securities.

	For the Years Ended December 31,
	2017	2016	2015
Weighted average vested RSUs	454,929	1,466,803	9,984,862
Weighted average unvested RSUs	N/A	5,975,293	4,858,935
Weighted average unexercised options	213,545	222,920	227,086
Weighted average AOG Units outstanding	211,360,975	215,917,462	219,575,738
Weighted average unvested restricted shares	300,921	82,301	90,985
13. EQUITY-BASED COMPENSATION
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
RSUs
The Company grants RSUs under the 2007 Equity Plan. The fair value of all grants is based on the grant date fair value, which considers the public share price of the Company’s Class A shares subject to certain discounts, as applicable. The following table summarizes the weighted average discounts for Plan Grants and Bonus Grants.

	For the Years Ended December 31,
	2017	2016	2015
Plan Grants:
Discount for the lack of distributions until vested(1)	11.8%	14.0%	26.0%
Marketability discount for transfer restrictions(2)	3.6%	3.8%	4.2%
Bonus Grants:
Marketability discount for transfer restrictions(2)	2.3%	2.1%	2.2%

(1)	Based on the present value of a growing annuity calculation.

(2)	Based on the Finnerty Model calculation.
The estimated total grant date fair value is charged to compensation expense on a straight-line basis over the vesting period, which for Plan Grants is generally up to six years, with the first installment vesting one year after grant and quarterly vesting thereafter, and for Bonus Grants is generally annual vesting over three years. The fair value of grants made during the years ended December 31, 2017, 2016 and 2015 was $33.2 million, $62.6 million and $70.6 million, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

In addition, the Company provides for the vesting of certain RSUs when certain performance metrics have been achieved. In accordance with U.S. GAAP, equity-based compensation expense is recognized only when the performance metrics are met or deemed probable. Accordingly, for the year ended December 31, 2017, no equity-based compensation expense was recognized relating to these RSUs.
The following table presents the forfeiture rate and equity-based compensation expense recognized:

	For the Years Ended December 31,
	2017	2016	2015
Actual forfeiture rate	9.8%	8.8%	1.2%
Equity-based compensation	$68,225	$67,958	$65,661
The following table summarizes RSU activity:

	Unvested		Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2017	9,391,566		$15.80	2,752,455	12,144,021	(1)
Granted	1,550,624		21.40	—	1,550,624
Forfeited	(1,073,116)		17.76	—	(1,073,116)
Issued	—		18.14	(3,556,964)	(3,556,964)
Vested	(3,606,786)		18.02	3,606,786	—
Balance at December 31, 2017	6,262,288	(2)	$15.58	2,802,277	9,064,565	(1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.

(2)	RSUs were expected to vest over the weighted average period of 2.1 years.
Restricted Share Awards
The Company has granted restricted share awards under the 2007 Omnibus Equity Incentive Plan primarily in connection with certain performance-based incentive plans. The fair value of all grants is based on the grant date fair value, which considers the public share price of the Company’s Class A shares discounted primarily for transfer restrictions. The grant date fair value of these awards is recognized as equity based compensation expense on a straight-line basis over the vesting period of two to three years.
The following table presents the actual forfeiture rate and equity-based compensation expense recognized:

	For the Years Ended December 31,
	2017	2016	2015
Actual forfeiture rate	0.8%	1.6%	—%
Equity-based compensation	$5,064	$3,478	$2,749
The following table summarizes the restricted share award activity:

	Unvested		Weighted Average Grant Date Fair Value	Vested	Total Number of Restricted Share Awards Outstanding
Balance at January 1, 2017	79,136		$20.27	—	79,136
Granted	501,938		27.69	—	501,938
Forfeited	(4,737)		26.45	—	(4,737)
Issued	—		22.72	(68,135)	(68,135)
Vested	(68,135)		22.72	68,135	—
Balance at December 31, 2017	508,202	(1)	$27.21	—	508,202

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(1)	Restricted share awards were expected to vest over the next 2.3 years.
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
The following table summarizes the management fees, compensation expense, and actual forfeiture rates for the AMTG RSUs.

	For the Years Ended December 31,
	2016	2015
Management fees	$2,478	$1,171
Equity-based compensation	2,478	1,171
Actual forfeiture rate	0.1%	2.5%
During the year ended December 31, 2016, AMTG merged with and into ARI, with ARI continuing as the surviving entity in the merger. The following table summarizes the management fees, equity-based compensation expense, and actual forfeiture rates for the ARI Awards:

	For the Years Ended December 31,
	2017	2016	2015
Management fees	$11,120	$6,643	$3,334
Equity-based compensation	11,120	6,643	3,081
Actual forfeiture rate	2.5%	3.8%	1.3%
The following tables summarize activity for the ARI Awards that were granted to certain of the Company’s employees:

	ARI Awards Unvested		Weighted Average Grant Date Fair Value	ARI Awards Vested	Total Number of ARI Awards Outstanding
Balance at January 1, 2017	933,746		$16.48	769,383	1,703,129
Granted	920,215		18.28	—	920,215
Forfeited	(45,404)		18.21	—	(45,404)
Delivered	—		16.84	(334,864)	(334,864)
Vested	(606,192)		17.88	606,192	—
Balance at December 31, 2017	1,202,365	(1)	$17.09	1,040,711	2,243,076

(1)	ARI Awards were expected to vest over the next 2.4 years.

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
The Company records the AHL Awards in other assets and other liabilities in the consolidated statements of financial condition. The fair value of the asset is amortized through equity-based compensation over the vesting period. The fair value of the liability is remeasured each period with any changes in fair value recorded in compensation expense in the consolidated statements of operations. For AHL Awards granted by Athene Holding, compensation expense related to amortization of the asset is offset, with certain exceptions, by related management fees earned by the Company from Athene.
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
The following table summarizes the management fees, equity-based compensation expense and actual forfeiture rates for the AHL Awards:

	For the Years Ended December 31,
	2017	2016	2015
Management fees	$4,058	$19,173	$23,697
Equity-based compensation	6,913	20,560	24,180
Actual forfeiture rate	0.1%	3.2%	—%
The following table summarizes activity for the AHL Awards that were granted to certain employees of the Company:

	AHL Awards Unvested		Weighted Average Grant Date Fair Value	AHL Awards Vested	Total Number of AHL Awards Outstanding
Balance at January 1, 2017	660,888		$11.83	1,008,024	1,668,912
Granted	—		—	—	—
Vested	(325,293)		7.01	325,293	—
Forfeited	(804)		37.50	—	(804)
Delivered	—		5.65	(701,027)	(701,027)
Balance at December 31, 2017	334,791	(1)	$16.45	632,290	967,081

(1)	253,254 AHL Awards are expected to vest over the next 2.0 years and 81,537 AHL Awards may vest if certain performance metrics are achieved.
Equity-Based Compensation Allocation
Equity-based compensation is allocated based on ownership interests. Therefore, the amortization of equity-based compensation is allocated to shareholders’ equity attributable to AGM and the Non-Controlling Interests, which results in a difference in the amounts charged to equity-based compensation expense and the amounts credited to shareholders’ equity attributable to AGM in the Company’s consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC:

	For the Year Ended December 31, 2017
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs, share options and restricted share awards	$73,352	—%	$—	$73,352
AHL Awards	6,913	51.5	3,560	3,353
Other equity-based compensation awards	11,185	51.5	5,760	5,425
Total equity-based compensation	$91,450		9,320	82,130
Less other equity-based compensation awards(2)			(9,320)	(9,956)
Capital increase related to equity-based compensation			$—	$72,174

	For the Year Ended December 31, 2016
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs, share options and restricted share awards	$71,562	—%	$—	$71,562
AHL Awards	20,560	53.7	11,049	9,511
Other equity-based compensation awards	10,861	53.7	5,837	5,024
Total equity-based compensation	$102,983		16,886	86,097
Less other equity-based compensation awards(2)			(16,886)	(16,510)
Capital increase related to equity-based compensation			$—	$69,587

	For the Year Ended December 31, 2015
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs, share options and restricted share awards	$68,535	—%	$—	$68,535
AHL Awards	24,180	54.4	13,158	11,022
Other equity-based compensation awards	4,961	54.4	2,699	2,262
Total equity-based compensation	$97,676		15,857	81,819
Less other equity-based compensation awards(2)			(15,857)	(13,860)
Capital increase related to equity-based compensation			$—	$67,959

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

14. EQUITY
Class A Shares
Class A shares represent limited liability company interests in the Company. Holders of Class A shares are entitled to participate in distributions from the Company on a pro rata basis. Class A shareholders do not elect the Company’s manager or the manager’s executive committee and have limited voting rights.
During the years ended December 31, 2017, 2016 and 2015, the Company issued Class A shares in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of Class A shares issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of Class A shares issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment.
In February 2016, Apollo adopted a plan to repurchase up to $250 million in the aggregate of its Class A shares, including up to $150 million in the aggregate of its outstanding Class A shares through a share repurchase program and up to $100 million through net share settlement of equity-based awards granted under the 2007 Equity Plan.
The table below summarizes the open market share repurchases and cancellations of Class A shares in connection with the share repurchase program, the reduction of Class A shares to be issued to employees in connection with net share settlements under the 2007 Equity Plan and issuances of Class A shares in settlement of vested RSUs and share options:

	For the Years Ended December 31,
	2017	2016	2015
Repurchase and cancellation of Class A shares(1)	233,248	954,447	—
Reduction of Class A shares issued(2)	1,318,632	2,700,530	3,891,435
Class A shares issued in settlement of vested RSUs and share options(3)	2,246,466	4,625,304	11,296,338

(1)	Cash paid for open market share repurchases and cancellations was $6.9 million and $12.9 million for the years ended December 31, 2017 and 2016, respectively.

(2)	Cash paid for tax liabilities associated with net share settlement was $31.7 million, $40.7 million and $78.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(3)
The gross value of shares issued was $85.1 million, $108.7 million and $325.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, based on the closing price of a Class A share at the time of issuance.

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
Subject to certain exceptions, unless distributions have been declared and paid or declared and set apart for payment on the Preferred shares for a quarterly distribution period, during the remainder of that distribution period Apollo may not declare or pay or set apart payment for distributions on any Class A shares or any other equity securities that the Company may issue in the future ranking as to the payment of distributions, junior to the Preferred shares (“Junior Shares”) and Apollo may not repurchase any Junior Shares. These restrictions are not applicable during the initial distribution period, which is the period from March 7, 2017 to but excluding June 14, 2017.
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
On November 1, 2017, Apollo declared a cash distribution of $0.398438 per Series A Preferred share. The distributions on the Series A Preferred shares was $13.5 million for the year ended December 31, 2017, respectively.
Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, the table below presents information regarding the quarterly distributions which were made at the sole discretion of the manager of the Company (in millions, except per share data):

Distribution Declaration Date	Distribution per Class A Share	Distribution Payment Date	Distribution to Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 5, 2015	$0.86	February 27, 2015	$144.4	$191.3		$335.7	$15.3
April 11, 2015	—	April 11, 2015	—	22.4	(1)	22.4	—
May 7, 2015	0.33	May 29, 2015	56.8	72.8		129.6	4.9
July 29, 2015	0.42	August 31, 2015	74.8	91.2		166.0	5.1
October 28, 2015	0.35	November 30, 2015	63.4	75.7		139.1	3.1
For the year ended December 31, 2015	$1.96		$339.4	$453.4		$792.8	$28.4
February 3, 2016	0.28	February 29, 2016	51.4	60.5		111.9	2.1
May 6, 2016	0.25	May 31, 2016	46.0	54.0		100.0	1.8
August 3, 2016	0.37	August 31, 2016	68.4	79.9		148.3	2.4
October 28, 2016	0.35	November 30, 2016	64.9	75.4		140.3	2.1
For the year ended December 31, 2016	$1.25		$230.7	$269.8		$500.5	$8.4
February 3, 2017	$0.45	February 28, 2017	$84.2	$97.0		$181.2	$2.9
April 13, 2017	—	April 13, 2017	—	20.5	(1)	20.5	—
April 28, 2017	0.49	May 31, 2017	94.5	102.9		197.4	3.3
August 2, 2017	0.52	August 31, 2017	100.6	108.8		209.4	3.2
November 1, 2017	0.39	November 30, 2017	75.6	81.6		157.2	2.4
For the year ended December 31, 2017	$1.85		$354.9	$410.8		$765.7	$11.8

(1)
On April 11, 2015 and April 13, 2017, the Company made a $0.10 and $0.10 per AOG Unit pro rata distribution to the Non-Controlling Interest holders in the Apollo Operating Group in connection with a payment made under the tax receivable agreement. See note 15 for more information regarding the tax receivable agreement.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Non-Controlling Interests
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to Non-Controlling Interests consisted of the following:

	For the Years Ended December 31,
	2017	2016	2015
Net income attributable to Non-Controlling Interests in consolidated entities:
Interest in management companies and a co-investment vehicle(1)	$4,415	$7,403	$10,543
Other consolidated entities	4,476	(1,614)	10,821
Net income attributable to Non-Controlling Interests in consolidated entities	$8,891	$5,789	$21,364

Net income attributable to Non-Controlling Interests in the Apollo Operating Group:
Net income	$1,443,639	$970,307	$350,495
Net income attributable to Non-Controlling Interests in consolidated entities	(8,891)	(5,789)	(21,364)
Net income after Non-Controlling Interests in consolidated entities	1,434,748	964,518	329,131
Adjustments:
Income tax provision(2)	325,945	90,707	26,733
NYC UBT and foreign tax benefit(3)	(9,798)	(9,899)	(10,975)
Net (income) loss in non-Apollo Operating Group entities	(200,225)	(3,156)	449
Net income attributable to Preferred Shareholders	(13,538)	—	—
Total adjustments	102,384	77,652	16,207
Net income after adjustments	1,537,132	1,042,170	345,338
Weighted average ownership percentage of Apollo Operating Group	52.5%	54.0%	55.9%
Net income attributable to Non-Controlling Interests in Apollo Operating Group	$805,644	$561,668	$194,634

Net Income attributable to Non-Controlling Interests	$814,535	$567,457	$215,998
Other comprehensive income (loss) attributable to Non-Controlling Interests	7,180	(2,587)	(7,020)
Comprehensive Income Attributable to Non-Controlling Interests	$821,715	$564,870	$208,978

(1)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of the credit funds managed by Apollo.

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

15. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED ENTITIES
Management fees, transaction and advisory fees and reimbursable expenses from the funds the Company manages and their portfolio companies are included in due from related parties in the consolidated statements of financial condition. The Company also typically facilitates the payment of certain operating costs incurred by the funds that it manages as well as their related parties. These costs are normally reimbursed by such funds and are included in due from related parties.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Due from related parties and due to related parties are comprised of the following:

	As of December 31, 2017	As of December 31, 2016
Due from Related Parties:
Due from private equity funds	$18,120	$19,089
Due from portfolio companies	37,366	34,339
Due from credit funds	128,198	112,516
Due from Contributing Partners, employees and former employees	58,799	72,305
Due from real assets funds	20,105	16,604
Total Due from Related Parties	$262,588	$254,853
Due to Related Parties:
Due to Managing Partners and Contributing Partners	$333,379	$506,542
Due to private equity funds	30,848	56,880
Due to credit funds	63,491	66,859
Due to real assets funds	283	281
Distributions payable to employees	12	7,564
Total Due to Related Parties	$428,013	$638,126
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
As a result of the exchanges of AOG Units for Class A shares during the years ended December 31, 2017, 2016 and 2015, a $45.0 million, $6.2 million and $45.4 million liability was recorded, respectively, to estimate the amount of the future expected payments to be made by APO Corp. to the Managing Partners and Contributing Partners pursuant to the tax receivable agreement.
In April 2017, Apollo made a $17.9 million cash payment pursuant to the tax receivable agreement resulting from the realized tax benefit for the 2016 tax year. Additionally, in connection with this payment, the Company made a corresponding pro rata distribution of $20.5 million ($0.10 per AOG Unit) to the Non-Controlling Interest holders in the Apollo Operating Group. In April 2015, Apollo made a $48.4 million cash payment pursuant to the tax receivable agreement resulting from the realized tax benefit for the 2014 tax year. Additionally, in connection with this payment, the Company made a corresponding pro rata distribution of $22.4 million ($0.10 per AOG Unit) to the Non-Controlling Interest holders in the Apollo Operating Group.
During the year ended December 31, 2017, the Company remeasured the tax receivable agreement liability and recorded $200.2 million in other income, net in the consolidated statements of operations due to changes in estimated tax rates resulting from legislative reforms in the TCJA. During the year ended December 31, 2016, Company remeasured the tax receivable agreement liability and recorded $3.2 million in other income, net in the consolidated statements of operations due to changes in estimated tax rates.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Due from Contributing Partners, Employees and Former Employees
As of December 31, 2017 and December 31, 2016, due from Contributing Partners, Employees and Former Employees includes various amounts due to the Company including employee loans and return of profit sharing distributions. As of December 31, 2017 and December 31, 2016, the balance included interest-bearing employee loans receivable of $15.3 million and $26.1 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.
The Company recorded a receivable from the Contributing Partners and certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of December 31, 2017 and December 31, 2016 of $36.4 million and $39.3 million, respectively.
Indemnity
Carried interest income from certain funds can be distributed to the Company on a current basis, but is subject to repayment by the subsidiaries of the Apollo Operating Group that act as general partners of the funds in the event that certain specified return thresholds are not ultimately achieved. The Managing Partners, Contributing Partners and certain other investment professionals have personally guaranteed, subject to certain limitations, the obligations of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint and are limited to a particular Managing Partner’s or Contributing Partner’s distributions. Pursuant to an existing shareholders agreement, the Company has agreed to indemnify each of the Company’s Managing Partners and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of certain funds that the Company manages (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that the Company’s Managing Partners and Contributing Partners have contributed or sold to the Apollo Operating Group.
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions with respect to Fund IV, Fund V and Fund VI, the Company will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. The Company recorded an indemnification liability of $10.5 million and $5.9 million, respectively, as of December 31, 2017 and December 31, 2016.
Due to Private Equity and Credit Funds
Based upon an assumed liquidation of certain of the private equity and credit funds the Company manages the Company has recorded a general partner obligation to return previously distributed carried interest income, which represents amounts due to these funds. The general partner obligation is recognized based upon an assumed liquidation of a fund’s net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund.
There was a general partner obligation to return previously distributed carried interest income related to certain private equity funds of $30.1 million and $56.0 million accrued as of December 31, 2017 and December 31, 2016, respectively. There was a general partner obligation to return previously distributed carried interest income related to certain credit funds of $56.1 million and $60.6 million accrued as of December 31, 2017 and December 31, 2016, respectively.
Athene
Athene Holding was founded in 2009 to capitalize on favorable market conditions in the dislocated life insurance sector. Athene Holding, through its subsidiaries, is a leading retirement services company that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. The products and services offered by Athene include fixed and fixed indexed annuity products, reinsurance services offered to third-party annuity providers; and institutional products, such as funding agreements. Athene Holding became an effective registrant under the Exchange Act on December 9, 2016. Athene Holding is currently listed on the New York Stock Exchange (NYSE) under the symbol “ATH”.

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
The Company, through its consolidated subsidiary Athene Asset Management, or AAM, earns management fees of 0.40% per year on all assets that it manages in accounts owned by Athene in the U.S. and Bermuda or in accounts supporting reinsurance ceded to U.S. and Bermuda subsidiaries of Athene Holding by third-party insurers (collectively, the “Athene North American Accounts”) up to $65.846 billion (the level of assets in the Athene North American Accounts as of December 31, 2016) and 0.30% per year on all assets in excess of $65.846 billion, respectively, subject to certain discounts and exceptions.
The Company, through its consolidated subsidiary, AAME, provides investment advisory services to Athora with respect to its German group companies. Such German group companies are subsidiaries of Athora, a strategic platform established to acquire or reinsure blocks of insurance business in the German and broader European life insurance market. Apollo receives a gross advisory fee of 0.10% per annum on the assets of Athene’s German group companies that it advises, with certain limited exceptions.
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
The Company broadly refers to “Athene Sub-Advised” assets as those assets in the Athene North American Accounts which the Company explicitly sub-advises as well as Athene Assets Directly Invested. The Company broadly refers to “Athora Sub-Advised” assets as those assets in the Athene European Accounts which the Company explicitly sub-advises as well as those assets in the Athene European Accounts which are invested directly in funds and investment vehicles Apollo manages.
With limited exceptions, the sub-advisory fee arrangements between the Company and Athene and the fee arrangements with respect to Athene Assets Directly Invested are presented in the following table:

As of December 31, 2017
Athene North American Accounts sub-advised by AAM(1):
Assets up to $10.0 billion	0.40%
Assets between $10.0 billion to $12.4 billion	0.35%
Assets between $12.4 billion to $16.0 billion	0.40%
Assets in excess of $16.0 billion	0.35%

Athene European Accounts sub-advised by AAME	0.35%

Athene Assets Directly Invested(2)	0% to 1.75%

(1)	The sub-advisory fees with respect to the assets in the Athene North American Accounts are in addition to the management fee earned by the Company described above.

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the carried interest income earned from AAA Investments:

	For the Years Ended December 31,
	2017	2016	2015
Carried interest income from AAA Investments, net(1)	$23,119	$47,785	$36,054

(1)	Net of related profit sharing expense.
The following table presents the revenues earned in aggregate from Athene and Athora:

	For the Years Ended December 31,
	2017	2016	2015
Revenues earned in aggregate from Athene and Athora, net(1)	$529,150	$547,031	$526,516

(1)
Consisting of management fees, sub-advisory fees, carried interest income from Athene and Athora (net of related profit sharing expense) and changes in the market value of the Athene Holding shares owned directly by Apollo. These amounts exclude the deferred revenue recognized as management fees associated with the vesting of AHL Awards granted to employees of Apollo as further described in note 13.

The following table presents carried interest receivable and profit sharing payable from AAA Investments:

	As of December 31, 2017	As of December 31, 2016
Carried interest receivable	$178,600	$229,829
Profit sharing payable	49,038	80,580
The Company’s economic ownership interest in Athene Holding is comprised of the following:

	As of December 31, 2017	(1)	As of December 31, 2016	(1)
Indirect interest in Athene Holding:
Interest in AAA	2.2%		2.2%
Plus: Interest in AAA Investments	0.1%		0.1%
Total Interest in AAA and AAA Investments	2.3%		2.3%
Multiplied by: AAA Investments’ interest in Athene Holding	14.0%		39.4%
Indirect interest in Athene Holding	0.3%		0.9%

Plus: Direct interest in Athene Holding	8.5%		8.0%
Total interest in Athene Holding	8.8%		8.9%

(1)	Ownership interest percentages are based on approximate share count as of the reporting date.
AAA Investments Credit Agreement
On April 30, 2015, Apollo entered into a revolving credit agreement with AAA Investments (“AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR plus 1.5%. The Company receives an annual commitment fee of 0.125% on the unused portion of the loan. As of December 31, 2017 and 2016, $4.5 million and $4.0 million, respectively, had been advanced by the Company and remained outstanding on the AAA Investments Credit Agreement. AAA Investments shall pay the aggregate borrowings plus accrued interest at the earlier of (a) the third anniversary of the closing date, or (b) the date that is fifteen months following the initial public offering of shares of Athene Holding Ltd. (the “Maturity Date”).
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

requirements at December 31, 2017. From time to time, this entity is involved in transactions with related parties of Apollo, including portfolio companies of the funds Apollo manages, whereby AGS earns underwriting and transaction fees for its services.
Other Transactions
The Company recognized $6.2 million of other income in the consolidated statement of operations from the assignment of a CLO collateral management agreement to a related party during the year ended December 31, 2017.
16. COMMITMENTS AND CONTINGENCIES
Investment Commitments—As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of December 31, 2017 and December 31, 2016 of $1.7 billion and $607.9 million, respectively.
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of December 31, 2017, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.
Guarantees—Apollo entered into an agreement to guarantee 20% of a consolidated VIE’s outstanding secured borrowings of $109.4 million with a third party lending institution. The amount guaranteed by Apollo as of December 31, 2017 was $21.9 million.
In connection with the Venerable Transaction, the Company provided a limited guarantee, applicable only in the event the deal is terminated under certain circumstances. Maximum exposure under this guarantee is $30.9 million. As of December 31, 2017, there is no liability recorded on the consolidated statement of financial condition as the Company has deemed payment on this guarantee as not probable.
Litigation and Contingencies—Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and lawsuits, reviews, investigations or proceedings by governmental and self-regulatory agencies regarding its business.
Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. CalPERS announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The report of the CalPERS’ Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (“Arvco”) (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’s purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Likewise, on April 23, 2012, the SEC filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. On March 14, 2013, the United States Department of Justice unsealed an indictment against Messrs. Villalobos and Buenrostro alleging, among other crimes, fraud in connection with those same activities; again, Apollo is not accused of any wrongdoing and in fact is alleged to have been defrauded by the defendants. The criminal action was set for trial in a San Francisco federal court in July 2014, but was put on hold after Mr. Buenrostro pleaded guilty on July 11, 2014. As part of Mr. Buenrostro’s plea agreement, he admitted to taking cash and other bribes from Mr. Villalobos in exchange for several improprieties, including attempting to influence CalPERS’ investing decisions and improperly preparing disclosure letters to satisfy Apollo’s requirements. There is no suggestion that Apollo was aware that Mr. Buenrostro had signed the letters with a corrupt motive. The government has indicated that they will file new charges against Mr. Villalobos incorporating Mr. Buenrostro’s admissions. On August 7, 2014, the government filed a superseding indictment against Mr. Villalobos asserting additional charges. Trial had been scheduled for February 23, 2015, but Mr. Villalobos passed away on January 13, 2015. Additionally, on April 15, 2013, Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) brought a civil action in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) against Apollo. The action is related to the ongoing bankruptcy proceedings of the Arvco Debtors. This action alleges that Arvco served as a placement agent for Apollo in connection with several funds associated with Apollo, and seeks to recover purported

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

fees the Arvco Debtors claim Apollo has not paid them for a portion of Arvco’s placement agent services. In addition, the Arvco Debtors allege that Apollo has interfered with the Arvco Debtors’ commercial relationships with third parties, purportedly causing the Arvco Debtors to lose business and to incur fees and expenses in the defense of various investigations and litigations. The Arvco Debtors also seek compensation from Apollo for these alleged lost profits and fees and expenses. The Arvco Debtors’ complaint asserts various theories of recovery under the Bankruptcy Code and common law. Apollo denies the merit of all of the Arvco Debtors’ claims and will vigorously contest them. The Bankruptcy Court had stayed this action pending the result in the criminal case against Mr. Villalobos but lifted the stay on May 1, 2015; in light of Mr. Villalobos’s death, the criminal case was dismissed. On August 25, 2016, Christina Lovato, in her capacity as the Chapter 7 Trustee for the Arvco Debtors, filed an amended complaint. On March 20, 2017, the court granted Apollo’s motion to dismiss the equitable claims asserted in the amended complaint, leaving just two breach of contract claims remaining. On October 20, 2017, Apollo moved for summary judgment as to the trustee’s remaining claims and a counterclaim by Apollo that seeks indemnification for attorneys’ fees and expenses.  No estimate of possible loss, if any, can be made at this time.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

As at September 30, 2017, there still were several pending actions concerning transactions related to Caesars Entertainment Corporation (“Caesars Entertainment”), Caesars Entertainment Operating Company, Inc. (“CEOC”) and certain of their respective subsidiaries. However, on October 6, 2017 all of the conditions precedent to the effectiveness of the Plan (as defined below in A.) were fulfilled and the Plan became effective. As a result, the cases referred to below in B., C., D., F., G. and H. have been dismissed with prejudice (the case referred to below in E. had previously been dismissed) and the release of claims running in favor of the Apollo Released Parties (as defined below in A.) have become effective. The descriptions of the cases set forth below are as at September 30, 2017.

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
On March 4, 2016, the Public Employees Retirement System of Mississippi filed a putative securities class action against Sprouts Farmers Market, Inc. (“SFM”), several SFM directors (including Andrew Jhawar, an Apollo partner), AP Sprouts Holdings, LLC and AP Sprouts Holdings (Overseas), L.P. (the “AP Entities”), which are controlled by entities managed by Apollo affiliates, and two underwriters of a March 2015 secondary offering of SFM common stock. The AP Entities sold SFM common stock in the March 2015 secondary offering. The complaint, filed in Arizona Superior Court and captioned Public Employees Retirement System of Mississippi v. Sprouts Farmers Market, Inc. (CV2016-050480), alleges that SFM filed a materially misleading registration statement for the secondary offering that incorporated alleged misrepresentations in SFM’s 2014 annual report regarding SFM’s business prospects, and failed to disclose alleged accelerating produce deflation. The two causes of action against the AP Entities are for alleged violations of Sections 11 and 15 of the Securities Act of 1933. Plaintiff seeks, among other things, compensatory damages for alleged losses sustained from a decline in SFM’s stock price. Defendants removed the case to United States District Court for the District of Arizona, but the court granted plaintiff's motion to remand the case to state court, which the defendants have appealed.  Meanwhile, defendants moved to dismiss the action in state court, but the court denied that motion and the case is proceeding to discovery.  Because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.
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
On June 20, 2016 Banca Carige S.p.A. (“Carige”) commenced a lawsuit in the Court of Genoa (Italy) (No. 8965/2016), against its former Chairman, its former Chief Executive Officer, AGM and certain entities (the “Apollo Entities”) organized and owned by investment funds managed by affiliates of AGM. The complaint alleges that AGM and the Apollo Entities (i) aided and abetted breaches of fiduciary duty to Carige allegedly committed by Carige’s former Chairman and former CEO in connection with the sale to the Apollo Entities of Carige subsidiaries engaged in the insurance business; and (ii) took wrongful actions aimed at weakening Banca Carige’s financial condition supposedly to facilitate an eventual acquisition of Carige. The causes of action are based in tort under Italian law. Carige purportedly seeks damages of €450 million in connection with the sale of the insurance businesses and €800 million for other losses. Hearings were held on May 17, 2017, on June 14, 2017, on November 7, 2017 and on January 18, 2018. After the Court’s decision dated December 6, 2017, that the case can be decided without further evidence, the parties must file their final two briefs by March 19, 2018 and April 9, 2018. Based on the allegations made by the plaintiff during the proceedings, Apollo believes that there is no merit to Carige’s claims. Additionally, although the case appears to be in its final stages, no reasonable estimate of possible loss, if any, can be made.

On December 12, 2016, the CORE Litigation Trust (the “Trust”), which was created under the Chapter 11 reorganization plan for CORE Media and other affiliated entities, including CORE Entertainment, Inc. (“CORE”), approved by the Southern District of New York Bankruptcy Court on September 22, 2016, commenced an action in California Superior Court for Los Angeles County, captioned Core Litigation Trust v. Apollo Global Management, LLC, et al., Case No. BC 643732, which was removed to the United States District Court for the Central District of California on February 3, 2017. On April 5, 2017, the C.D. Cal. District Court granted Defendants’ motion to transfer the case to the Southern District of New York (“SDNY”) and denied the Trust’s motion to remand the action to California state court, without prejudice to the Trust refiling its remand motion in the SDNY. On April 20, 2017, the SDNY District Court referred the case to the SDNY Bankruptcy Court. On July 17, 2017, the SDNY Bankruptcy Court granted the Trust’s motion for mandatory abstention and remanded the case to Los Angeles County Superior Court. On October 3, 2017, the Los Angeles County Superior Court granted defendants’ motion to stay all proceedings in the California state court action on forum non conveniens grounds in favor of litigating the case in New York state court. On November 9, 2017, the Trust filed a complaint in the Supreme Court of the State of New York for New York County, commencing an action captioned Core Litigation Trust v. Apollo Global Management, LLC, et al., Index No. 656856/2017. On January 16, 2018, defendants filed motions to dismiss the complaint. The Trust’s opposition to the motions to dismiss is due February 14, 2018, and defendants’ replies are due March 8, 2018. The complaint names as defendants: (i) AGM, (ii) Apollo Global Securities, LLC, (iii) other AGM subsidiaries, (iv) the funds managed by Apollo that were the beneficial owners of CORE Media (the “CORE Funds”), (v) certain affiliated-entities through which the CORE Funds owned their beneficial interest in CORE Media, (vi) Twenty-First Century Fox, Inc. (“Fox”) and certain Fox affiliates, (vii) Endemol USA Holding, Inc. (“Endemol”) and certain Endemol-affiliated entities, and (viii) the joint venture through which the CORE Funds and Fox beneficially owned CORE Media and Endemol Shine. The Trust’s complaint asserts against all defendants claims for inducing the breach of and tortiously interfering with $360 million in loans under the 2011 loan agreements entered into between CORE and certain First and Second Lien Lenders (the “Lenders”), who assigned their loan-agreement claims to the Trust as part of CORE’s Chapter 11 plan of reorganization. The Trust alleges that defendants’ participation in certain transactions related to CORE, including the December 12, 2014 formation of the joint venture through which the CORE Funds and Fox beneficially owned CORE Media and Endemol Shine, induced CORE to breach the loan agreements and tortiously interfered with CORE’s performance of its obligations under the loan agreements. The Trust also asserts alter-ego and de-facto-merger claims seeking to hold certain defendants liable for the guarantee provided by CORE Entertainment Holdings, Inc. (CORE’s parent holding company) of CORE's repayment obligations under the loans’ repayment. The Trust seeks $240 million in compensatory, unspecified punitive damages, pre-judgment interests, and costs and expenses. Apollo believes these claims are without merit. Because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.

In December 2016, AGM received a subpoena from the SEC principally concerning AGM’s disclosure of IRR calculations for certain private equity funds, costs associated with a European service provider, and certain personnel changes. These topics generally tracked matters with which AGM was familiar and had previously examined. AGM cooperated fully with

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

the SEC in this matter. On December 22, 2017, the SEC staff advised that it had concluded the investigation as to AGM and that, based on the information available, it did not intend to recommend further action regarding AGM.
On August 3, 2017, a putative class action was commenced in the United States District Court for the Middle District of Florida against AGM, Gareth Turner (an Apollo Partner) and Mark Beith (a former Apollo Principal) by Michael McEvoy on behalf of a class of current and former employees of subsidiaries of CEVA Group, LLC (“CEVA Group”) who purchased restricted Class A shares in CEVA Investment Limited (“CIL”), the former parent company of CEVA Group.  The complaint alleges that the defendants breached fiduciary duties to and defrauded the plaintiffs by inducing them to purchase shares in CIL and subsequently participating in a debt restructuring of CEVA Group in which shareholders of CIL did not receive a recovery.  The complaint purports to seek damages in excess of €14 million.  On October 18, 2017, the bankruptcy trustee for CIL filed a motion in the Bankruptcy Court for the Southern District of New York to prevent Mr. McEvoy and his counsel from continuing to prosecute the Florida action on the basis that the relevant claims belong to the CIL bankruptcy estate. The Bankruptcy Court has not yet ruled on the motion. On November 21, 2017, the Florida court granted the parties’ joint motion to stay the case pending resolution of the CIL bankruptcy trustee’s motion to enforce the automatic stay, staying the case until further Order. Based on the allegations in the complaint, Apollo believes that there is no merit to the claims.  Additionally, as the case is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.

Between July 25 and August 15, 2017, plaintiffs filed three purported stockholder class actions in the Nevada state and federal court against ClubCorp Holdings Inc. (“ClubCorp”), the directors of ClubCorp, and AGM, in connection with the proposed acquisition of ClubCorp. The cases in the District Court for Clark County, Nevada were originally captioned Meng v. ClubCorp Holdings, Inc., et al., No. A-17-758912-B (“Meng”); Baum v. Affeldt, et al., No. A-17-759227-C (“Baum”); and Solak v. Affeldt, et al., No. A-17-759987-B (“Solak”). On August 16, 2017, the Meng and Baum actions were consolidated with two other similar actions that did not name AGM as a defendant. The consolidated action is captioned In re ClubCorp Holdings Shareholder Litigation, Case No. A-17-758912-B (“In re ClubCorp”). On September 21, 2017, the Solak action was consolidated into In re ClubCorp. On October 12, 2017, plaintiffs in In re ClubCorp filed a consolidated amended complaint. The complaint purports to assert claims against the directors of ClubCorp for allegedly breaching their fiduciary duties of loyalty, due care, good faith, and candor owed to the plaintiff and the public stockholders of ClubCorp. The complaint includes allegations that the directors, among other things, agreed to a transaction at an unreasonably low price, failed to take the necessary steps to maximize stockholder value, gave preferential severance benefits to certain executives, agreed to preclusive deal protection provisions, and included materially incomplete and misleading information in the proxy statement recommending that stockholders vote in favor of the acquisition. The complaint also purports to assert a claim against AGM for aiding and abetting the directors’ purported breach of fiduciary duty. On November 15, 2017, another plaintiff with separate counsel filed a motion to intervene, attaching a proposed complaint in intervention containing similar allegations but asserting claims only against ClubCorp and its directors, not AGM. On December 19, 2017, a hearing was held in which the motion to intervene was denied. On January 26, 2018, plaintiffs filed a second consolidated amended complaint.  Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made.

On December 21, 2017, Harbinger Capital Partners II, LP, Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Harbinger Capital Partners Special Situations GP, LLC, Harbinger Capital Partners Offshore Manager, L.L.C., Global Opportunities Breakaway Ltd. (in voluntary liquidation), and Credit Distressed Blue Line Master Fund, Ltd. (collectively, “Harbinger”) commenced an action in New York Supreme Court captioned Harbinger Capital Partners II LP et al. v. Apollo Global Management LLC, et al. (No. 657515/2017). The complaint names as defendants (i) AGM, (ii) the funds managed by Apollo that invested in SkyTerra Communications, Inc. (“SkyTerra”) equity before selling their interests to Harbinger under an April 2008 agreement that closed in 2010, and (iii) six former SkyTerra directors, five of whom are current or former Apollo employees.  The complaint alleges that during the period of Harbinger’s various equity and debt investments in SkyTerra, from 2004 to 2010, Defendants concealed from Harbinger material defects in SkyTerra technology that was to be used to create a new mobile wi-fi network.  The complaint alleges that Harbinger would not have made investments in SkyTerra totaling approximately $1.9 billion had it known of the defects, and that the public disclosure of these defects ultimately led to SkyTerra filing for bankruptcy in 2012 (after it had been renamed LightSquared). The complaint asserts claims against (i) all defendants for fraud, civil conspiracy, and negligent misrepresentation, (ii) AGM and the Apollo-managed funds only for breach of fiduciary duty, breach of contract, and unjust enrichment, and (iii) the SkyTerra director defendants only for aiding and abetting breach of fiduciary duty.  The complaint seeks $1.9 billion in damages, as well as punitive damages, interest, costs, and fees. Defendants’ deadline to move to dismiss the complaint is March 2, 2018, Harbinger’s opposition is due May 2, 2018, and Defendants’ reply is due June 4, 2018. Apollo believes these claims are without merit.  Because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.

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
As of December 31, 2017, the approximate aggregate minimum future payments required for operating leases were as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
Aggregate minimum future payments	$35,580	$34,800	$16,225	$6,497	$4,725	$9,974	$107,801
The Company received $19.0 million in proceeds in connection with the early termination of a lease during the year ended December 31, 2017 which was recorded in other income, net on the consolidated statements of operations.
Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $38.2 million, $40.5 million and $41.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in general, administrative and other on the consolidated statements of operations.
Other long-term obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of December 31, 2017, fixed and determinable payments due in connection with these obligations were as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
Other long-term obligations	$19,814	$3,535	$1,965	$1,965	$1,615	$1,365	$30,259
Contingent Obligations—Carried interest income with respect to private equity funds and certain credit and real assets funds is subject to reversal in the event of future losses to the extent of the cumulative carried interest recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through December 31, 2017 and that would be reversed approximates $3.9 billion. Management views the possibility of all of the investments becoming worthless as remote. Carried interest income is affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company, as general partner, has received more carried interest income than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund or as otherwise set forth in the respective limited partnership agreement of the fund. See note 15 to our consolidated financial statements for further details regarding the general partner obligation.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of December 31, 2017, there were no underwriting commitments outstanding related to such offerings.
As of December 31, 2017, one of the Company’s subsidiaries had unfunded contingent commitments of $10.9 million, to facilitate fundings at closing by lead arrangers for syndicated term loans issued by portfolio companies of funds managed by Apollo. The commitments expired on January 2, 2018 and January 29, 2018, respectively, and were not funded.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Contingent Consideration—In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future carried interest income earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future carried interest payments, and is recorded in profit sharing payable in the consolidated statements of financial condition. The fair value of the remaining contingent obligation was $92.6 million and $106.3 million as of December 31, 2017 and December 31, 2016, respectively.
The contingent consideration obligations will be remeasured to fair value at each reporting period until the obligations are satisfied and are characterized as Level III liabilities. The changes in the fair value of the contingent consideration obligations is reflected in profit sharing expense in the consolidated statements of operations. See note 6 for further information regarding fair value measurements.
17. SEGMENT REPORTING
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

EI is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. EI represents segment income before income tax provision excluding transaction-related charges arising from the 2007 private placement, and any acquisitions. Transaction-related charges includes equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. In addition, EI excludes non-cash revenue and expense related to equity awards granted by unconsolidated related parties to employees of the Company, compensation and administrative related expense reimbursements, as well as the assets, liabilities and operating results of the funds and VIEs that are included in the consolidated financial statements. We believe the exclusion of the non-cash charges related to the 2007 Reorganization for equity-based compensation provides investors with a meaningful indication of our performance because these charges relate to the equity portion of our capital structure and not our core operating performance. EI also excludes impacts of the remeasurement of the tax receivable agreement which arises from changes in the associated deferred tax balance, including the impacts related to the TCJA.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Management believes that excluding the remeasurement of the tax receivable agreement from EI is meaningful as it increases comparability between periods. Remeasurement of the tax receivable agreement is an estimate, and may change due to changes in interpretations and assumptions based on additional guidance that may be issued pertaining to the TCJA.
The following tables present financial data for Apollo’s reportable segments.

	As of and for the Year Ended December 31, 2017
	Private Equity Segment	Credit Segment	Real Assets Segment	Total Reportable Segments
Revenues:
Management fees from related parties	$306,734	$702,191	$73,390	$1,082,315
Advisory and transaction fees from related parties, net	84,063	30,733	2,828	117,624
Carried interest income (loss) from related parties:
Unrealized(1)	642,126	51,225	(4,786)	688,565
Realized	433,983	196,973	18,069	649,025
Total carried interest income from related parties	1,076,109	248,198	13,283	1,337,590
Total Revenues(2)	1,466,906	981,122	89,501	2,537,529
Expenses:
Compensation and benefits:
Salary, bonus and benefits	123,095	231,592	39,468	394,155
Equity-based compensation	27,516	37,453	2,905	67,874
Profit sharing expense:
Unrealized	211,976	18,268	(3,925)	226,319
Realized	191,569	77,801	9,468	278,838
Realized: Equity-based(3)	2,184	1,876	—	4,060
Total profit sharing expense	405,729	97,945	5,543	509,217
Total compensation and benefits	556,340	366,990	47,916	971,246
Non-compensation expenses:
General, administrative and other	68,504	139,374	20,701	228,579
Placement fees	3,783	10,130	—	13,913
Total non-compensation expenses	72,287	149,504	20,701	242,492
Total Expenses(2)	628,627	516,494	68,617	1,213,738
Other Income:
Income from equity method investments	132,376	27,718	2,857	162,951
Net gains (losses) from investment activities	9,652	85,135	(13)	94,774
Net interest loss	(16,597)	(23,709)	(4,678)	(44,984)
Other income, net	26,299	17,037	2,460	45,796
Total Other Income(2)	151,730	106,181	626	258,537
Non-Controlling Interests	—	(4,379)	—	(4,379)
Economic Income(2)	$990,009	$566,430	$21,510	$1,577,949
Total Assets(2)	$2,880,922	$2,640,014	$220,007	$5,740,943

(1)
Included in unrealized carried interest income (loss) from related parties for the year ended December 31, 2017 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income.

(2)
Refer below for a reconciliation of total revenues, total expenses, other income and total assets for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses, total consolidated other income (loss) and total assets.

(3)	Relates to amortization of restricted share awards granted under certain profit sharing arrangements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of and for the Year Ended December 31, 2016
	Private Equity Segment	Credit Segment	Real Assets Segment	Total Reportable Segments
Revenues:
Management fees from related parties	$321,995	$596,709	$58,945	$977,649
Advisory and transaction fees from related parties, net	128,675	12,533	5,907	147,115
Carried interest income from related parties:
Unrealized(1)	368,807	137,274	4,918	510,999
Realized	82,292	180,029	12,566	274,887
Total carried interest income from related parties	451,099	317,303	17,484	785,886
Total Revenues(2)	901,769	926,545	82,336	1,910,650
Expenses:
Compensation and benefits:
Salary, bonus and benefits	124,463	209,256	33,171	366,890
Equity-based compensation	27,549	34,185	2,734	64,468
Profit sharing expense:
Unrealized	114,643	63,012	2,202	179,857
Realized	43,893	84,715	8,185	136,793
Total profit sharing expense	158,536	147,727	10,387	316,650
Total compensation and benefits	310,548	391,168	46,292	748,008
Non-compensation expenses:
General, administrative and other	71,323	125,639	21,528	218,490
Placement fees	2,297	22,047	89	24,433
Total non-compensation expenses	73,620	147,686	21,617	242,923
Total Expenses(2)	384,168	538,854	67,909	990,931
Other Income (Loss):
Income from equity method investments	66,281	33,290	3,010	102,581
Net gains from investment activities	11,379	127,229	—	138,608
Net interest loss	(14,187)	(20,669)	(4,163)	(39,019)
Other income (loss), net	1,650	(4,500)	692	(2,158)
Total Other Income (Loss)(2)	65,123	135,350	(461)	200,012
Non-Controlling Interests	—	(7,464)	—	(7,464)
Economic Income(2)	$582,724	$515,577	$13,966	$1,112,267
Total Assets(2)	$2,004,833	$2,505,980	$183,830	$4,694,643

(1)
Included in unrealized carried interest income (loss) from related parties for the year ended December 31, 2016 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income.

(2)
Refer below for a reconciliation of total revenues, total expenses and other income for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income (loss).

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Year Ended December 31, 2015
	Private Equity Segment	Credit Segment	Real Assets Segment	Total Reportable Segments
Revenues:
Management fees from related parties	$295,836	$565,241	$50,816	$911,893
Advisory and transaction fees from related parties, net	(7,485)	17,246	4,425	14,186
Carried interest income (loss) from related parties:
Unrealized(1)	(314,161)	(80,534)	7,154	(387,541)
Realized	339,822	139,152	5,857	484,831
Total carried interest income from related parties	25,661	58,618	13,011	97,290
Total Revenues(2)	314,012	641,105	68,252	1,023,369
Expenses:
Compensation and benefits:
Salary, bonus and benefits	123,653	200,032	32,237	355,922
Equity-based compensation	31,324	26,683	4,177	62,184
Profit sharing expense:
Unrealized	(129,258)	(10,363)	2,968	(136,653)
Realized	175,830	44,747	2,107	222,684
Total profit sharing expense	46,572	34,384	5,075	86,031
Total compensation and benefits	201,549	261,099	41,489	504,137
Non-compensation expenses:
General, administrative and other	75,559	123,378	22,869	221,806
Placement fees	4,550	4,389	—	8,939
Total non-compensation expenses	80,109	127,767	22,869	230,745
Total Expenses(2)	281,658	388,866	64,358	734,882
Other Income:
Income (loss) from equity method investments	19,125	(6,025)	2,978	16,078
Net gains from investment activities	6,933	114,199	—	121,132
Net interest loss	(9,878)	(13,740)	(2,915)	(26,533)
Other income, net	3,148	3,574	1,455	8,177
Total Other Income(2)	19,328	98,008	1,518	118,854
Non-Controlling Interests	—	(11,684)	—	(11,684)
Economic Income(2)	$51,682	$338,563	$5,412	$395,657

(1)
Included in unrealized carried interest income from related parties for the year ended December 31, 2015 was a reversal of previously realized carried interest income due to the general partner obligation to return previously distributed carried interest income. See note 15 for further details regarding the general partner obligation.

(2)
Refer below for a reconciliation of total revenues, total expenses and other income for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income (loss).

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments:

	For the Years Ended December 31,
	2017	2016	2015
Total Consolidated Revenues	$2,610,173	$1,970,384	$1,041,670
Equity awards granted by unconsolidated related parties and reimbursable expenses(1)	(75,940)	(73,913)	(27,949)
Adjustments related to consolidated funds and VIEs(1)	3,296	5,477	3,696
Other(1)	—	8,702	5,952
Total Reportable Segments Revenues	$2,537,529	$1,910,650	$1,023,369

(1)
Represents advisory fees, management fees and carried interest income earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments:

	For the Years Ended December 31,
	2017	2016	2015
Total Consolidated Expenses	$1,360,049	$1,165,918	$830,975
Equity awards granted by unconsolidated related parties and reimbursable expenses(1)	(75,940)	(75,653)	(28,658)
Transaction-related compensation charges(1)	(12,169)	(46,293)	(4,825)
Reclassification of interest expenses	(52,873)	(43,482)	(30,071)
Amortization of transaction-related intangibles(1)	(5,327)	(8,807)	(33,998)
Other(1)	(2)	(752)	1,459
Total Reportable Segments Expenses	$1,213,738	$990,931	$734,882

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

The following table reconciles total consolidated other income to total other income for Apollo’s reportable segments:

	For the Years Ended December 31,
	2017	2016	2015
Total Consolidated Other Income	$519,460	$256,548	$166,533
Reclassification of interest expense	(52,873)	(43,482)	(30,071)
Adjustments related to consolidated funds and VIEs(1)	(7,776)	(3,982)	(14,652)
Gain from remeasurement of tax receivable agreement liability	(200,240)	—	—
Other	(34)	(9,072)	(2,956)
Total Reportable Segments Other Income	$258,537	$200,012	$118,854

(1)	Represents the addition of other income of consolidated funds and VIEs.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the reconciliation of income before income tax provision reported in the consolidated statements of operations to Economic Income:

	For the Years Ended December 31,
	2017	2016	2015
Income before income tax provision	$1,769,584	$1,061,014	$377,228
Adjustments:
Transaction-related charges(1)	17,496	57,042	39,793
Gain from remeasurement of tax receivable agreement liability	(200,240)	—	—
Net income attributable to Non-Controlling Interests in consolidated entities and appropriated partners’ capital	(8,891)	(5,789)	(21,364)
Total consolidation adjustments and other	(191,635)	51,253	18,429
Economic Income	$1,577,949	$1,112,267	$395,657

(1)	Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions.
The following table presents the reconciliation of Apollo’s total reportable segment assets to total assets:

	As of December 31, 2017	As of December 31, 2016
Total reportable segment assets	$5,740,943	$4,694,643
Adjustments(1)	1,250,127	934,910
Total assets	$6,991,070	$5,629,553

(1)	Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.
18. SUBSEQUENT EVENTS
On February 1, 2018, the Company declared a cash distribution of $0.66 per Class A share, which will be paid on February 28, 2018 to holders of record on February 21, 2018.
On February 1, 2018, the Company declared a cash distribution of $0.398438 per Preferred share, which will be paid on March 15, 2018 to holders of record on March 1, 2018.
On February 5, 2018, the Company issued 5,157,500 Class A shares in exchange for AOG Units and issued 341,214 Class A restricted shares. On February 7, 2018, the Company issued 1,970,611 Class A shares in settlement of vested RSUs. On February 8, 2018, the Company repurchased and subsequently retired 1,200,000 Class A shares primarily in relation to the Company’s share repurchase plan. These issuances, repurchase and retirement caused the Company’s ownership interest in the Apollo Operating Group to increase from 48.5% to 49.9%.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$643,551	$432,872	$664,232	$869,518
Expenses	345,988	264,526	357,483	392,052
Other Income	96,628	23,819	144,156	254,857
Income Before Provision for Taxes	$394,191	$192,165	$450,905	$732,323
Net Income	$355,030	$192,942	$434,363	$461,304
Net Income Attributable to Apollo Global Management, LLC Class A Shareholders	$145,196	$86,908	$198,569	$184,893
Net Income per Class A Share - Basic	$0.75	$0.44	$1.00	$0.92
Net Income per Class A Share - Diluted	$0.75	$0.44	$1.00	$0.92

	For the Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$120,826	$660,447	$503,731	$685,380
Expenses	141,899	343,398	282,257	398,364
Other Income (Loss)	(58,635)	136,742	42,911	135,530
Income (Loss) Before Provision for Taxes	$(79,708)	$453,791	$264,385	$422,546
Net Income (Loss)	$(74,561)	$415,803	$234,718	$394,347
Net Income (Loss) Attributable to Apollo Global Management, LLC Class A Shareholders	$(32,828)	$174,092	$94,619	$166,967
Net Income (Loss) per Class A Share - Basic	$(0.19)	$0.91	$0.50	$0.87
Net Income (Loss) per Class A Share - Diluted	$(0.19)	$0.91	$0.50	$0.87

ITEM 8A.     UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS
OF FINANCIAL CONDITION

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of December 31, 2017
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$751,252	$—	$—	$751,252
Cash and cash equivalents held at consolidated funds	—	21	—	21
Restricted cash	3,875	—	—	3,875
U.S. Treasury securities, at fair value	364,649	—	—	364,649
Investments	1,806,377	854	(76,327)	1,730,904
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	92,912	—	92,912
Investments, at fair value	—	1,196,512	(322)	1,196,190
Other assets	—	39,484	—	39,484
Carried interest receivable	1,873,841	—	(1,735)	1,872,106
Due from related parties	263,572	—	(984)	262,588
Deferred tax assets	337,638	—	—	337,638
Other assets	232,045	5	(293)	231,757
Goodwill	88,852	—	—	88,852
Intangible assets, net	18,842	—	—	18,842
Total Assets	$5,740,943	$1,329,788	$(79,661)	$6,991,070
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$68,873	$—	$—	$68,873
Accrued compensation and benefits	62,474	—	—	62,474
Deferred revenue	128,146	—	—	128,146
Due to related parties	428,013	—	—	428,013
Profit sharing payable	752,276	—	—	752,276
Debt	1,362,402	—	—	1,362,402
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	1,049,235	(47,172)	1,002,063
Other liabilities	—	115,951	(293)	115,658
Due to related parties	—	2,719	(2,719)	—
Other liabilities	173,369	—	—	173,369
Total Liabilities	2,975,553	1,167,905	(50,184)	4,093,274

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Preferred shares	264,398	—	—	264,398
Additional paid in capital	1,579,797	—	—	1,579,797
Accumulated deficit	(379,461)	9,037	(9,036)	(379,460)
Accumulated other comprehensive loss	(1,878)	(381)	450	(1,809)
Total Apollo Global Management, LLC shareholders’ equity	1,462,856	8,656	(8,586)	1,462,926
Non-Controlling Interests in consolidated entities	7,750	153,227	(20,891)	140,086
Non-Controlling Interests in Apollo Operating Group	1,294,784	—	—	1,294,784
Total Shareholders’ Equity	2,765,390	161,883	(29,477)	2,897,796
Total Liabilities and Shareholders’ Equity	$5,740,943	$1,329,788	$(79,661)	$6,991,070

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
Management conducted an assessment of the effectiveness of Apollo’s internal control over financial reporting as of December 31, 2017 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Apollo’s internal control over financial reporting as of December 31, 2017 was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited Apollo’s financial statements included in this annual report on Form 10-K and issued its report on the effectiveness of Apollo’s internal control over financial reporting as of December 31, 2017, which is included herein.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following table presents certain information concerning our board of directors and executive officers:

Name	Age	Position(s)
Leon Black	66	Chairman, Chief Executive Officer and Director
Joshua Harris	53	Senior Managing Director and Director
Marc Rowan	55	Senior Managing Director and Director
Martin Kelly	50	Chief Financial Officer
John Suydam	58	Chief Legal Officer
Michael Ducey	69	Director
Paul Fribourg	64	Director
Robert Kraft	76	Director
A.B. Krongard	81	Director
Pauline Richards	69	Director
Leon Black. Mr. Black is the Chairman of the board of directors and Chief Executive Officer of Apollo and a Managing Partner of Apollo Management, L.P. In 1990, Mr. Black founded Apollo Management, L.P. and Lion Advisors, L.P. to manage investment capital on behalf of a group of institutional investors, focusing on corporate restructuring, leveraged buyouts and taking minority positions in growth-oriented companies. From 1977 to 1990, Mr. Black worked at Drexel Burnham Lambert Incorporated, where he served as a Managing Director, head of the Mergers & Acquisitions Group, and co-head of the Corporate Finance Department. Mr. Black previously served on the boards of directors of the general partner of AAA and of Sirius XM Radio Inc. Mr. Black is a Co-Chairman of The Museum of Modern Art and a trustee of The Mount Sinai Medical Center and The Asia Society. He is also a member of The Council on Foreign Relations and The Partnership for New York City. He is also a member of the board of directors of FasterCures. Mr. Black graduated summa cum laude from Dartmouth College in 1973 with a major in Philosophy and History and received an MBA from Harvard Business School in 1975. Mr. Black has significant experience making and managing private equity investments on behalf of Apollo and has over 38 years’ experience financing, analyzing and investing in public and private companies. In his prior positions with Drexel and in his positions at Apollo, Mr. Black is responsible for leading and overseeing teams of professionals. His extensive experience allows Mr. Black to provide insight into various aspects of Apollo’s business and is of significant value to the board of directors.
Joshua Harris. Mr. Harris is a Senior Managing Director and a member of the board of directors of Apollo and a Managing Partner of Apollo Management, L.P., which he co-founded in 1990. Prior to 1990, Mr. Harris was a member of the Mergers and Acquisitions group of Drexel Burnham Lambert Incorporated. Mr. Harris is a member of the Federal Reserve Bank of New York’s Investor Advisory Committee on Financial Markets and the Council of Foreign Relations. He is a Managing Partner of the Philadelphia 76ers, Managing Member of the New Jersey Devils, a General Partner of the Crystal Palace Football Club and a member of the Board of Governors of the National Basketball Association. Mr. Harris also serves on the Board of Trustees of Mount Sinai Medical Center, Harvard Business School and the Wharton School at the University of Pennsylvania. Mr. Harris has previously served on the board of directors of Berry Plastics Group Inc., EP Energy Corporation, EPE Acquisition, LLC, CEVA Logistics, Constellium N.V., and LyondellBasell Industries B.V. Mr. Harris graduated summa cum laude and Beta Gamma Sigma from the University of Pennsylvania’s Wharton School of Business with a B.S. in Economics and received his M.B.A. from the Harvard Business School, where he graduated as a Baker and Loeb Scholar. Mr. Harris has significant experience in making and managing private equity investments on behalf of Apollo and has over 28 years’ experience in financing, analyzing and investing in public and private companies. Mr. Harris’s extensive knowledge of Apollo’s business and experience in a variety of senior leadership roles enhance the breadth of experience of the board of directors.
Marc Rowan. Mr. Rowan is a Senior Managing Director and member of the board of directors of Apollo and a Managing Partner of Apollo Management, L.P., which he co-founded in 1990. Prior to 1990, Mr. Rowan was a member of the Mergers & Acquisitions Group of Drexel Burnham Lambert Incorporated, with responsibilities in high yield financing, transaction idea generation and merger structure negotiation. Mr. Rowan currently serves on the boards of directors of, inter alia, Athene Holding Ltd, and Athora Holding Ltd. He has previously served on the boards of directors of, inter alia, the general partner of AAA, AMC Entertainment, Inc., Cablecom GmbH, Caesars Acquisition Co., Caesars Entertainment Corporation, Caesars Entertainment Operating Co., Culligan Water Technologies, Inc., Countrywide Holdings Limited, Furniture Brands International Inc., Mobile Satellite Ventures, LLC, National Cinemedia, Inc., National Financial Partners, Inc., New World Communications,

Inc., the New York City Police Foundation, Norwegian Cruise Lines, Quality Distribution, Inc., Samsonite Corporation, SkyTerra Communications Inc., Unity Media SCA, Vail Resorts, Inc. and Wyndham International, Inc. Mr. Rowan is also active in charitable activities. He is a founding member and Chairman of the Youth Renewal Fund and is a member of the Board of Overseers of the University of Pennsylvania’s Wharton School of Business and serves on the boards of directors of Jerusalem U, Tapd, Inc. and Penthera Partners, Inc. Mr. Rowan graduated summa cum laude from the University of Pennsylvania’s Wharton School of Business with a B.S. and an M.B.A. in Finance. Mr. Rowan has significant experience making and managing private equity investments on behalf of Apollo and has over 29 years’ experience financing, analyzing and investing in public and private companies. Mr. Rowan’s extensive financial background and expertise in private equity investments enhance the breadth of experience of the board of directors.
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
Michael Ducey. Mr. Ducey has served as an independent director of Apollo and a member of the audit committee and as Chairman of the conflicts committee of our board of directors since 2011. Mr. Ducey was with Compass Minerals International, Inc., from March 2002 to May 2006, where he served in a variety of roles, including as President, Chief Executive Officer and Director prior to his retirement in May 2006. Prior to joining Compass Minerals International, Inc., Mr. Ducey worked for nearly 30 years at Borden Chemical, Inc., in various management, sales, marketing, planning and commercial development positions, and ultimately as President, Chief Executive Officer and Director. Mr. Ducey joined Ciner Resources Corporation (formerly OCI Resources LP) as an independent member of the board of directors in September 2014, where he serves on the audit committee and the conflicts committee. From May 2006 to July 2016, Mr. Ducey was a member of the board of directors of Verso Paper Holdings, Inc. and served as Chairman of the audit committee. From September 2009 to December 2012, Mr. Ducey was the non-executive Chairman of TPC Group, Inc. and served on the audit committee and the environmental health and safety committee. From June 2006 to May 2008, Mr. Ducey served on the board of directors of and as a member of the governance and compensation committee of the board of directors of UAP Holdings Corporation. From July 2010 to May 2011, Mr. Ducey was a member of the board of directors and served on the audit committee of Smurfit-Stone Container Corporation. From October 2010 to April 2017, Mr. Ducey served as the Chairman of the compliance and governance committee and the nominations committee of the board of directors of HaloSource, Inc. Mr. Ducey graduated from Otterbein University with a degree in Economics and an M.B.A. in finance from the University of Dayton. Mr. Ducey’s comprehensive corporate background and his experience serving on various boards and committees add significant value to the board of directors.
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
Decisions by our manager are made by its executive committee, the only voting members of which are our three Managing Partners. Each Managing Partner will remain on the executive committee for so long as he is employed by us, provided that Mr. Black, upon his retirement, may at his option remain on the executive committee until his death or disability or any commission of an act that would constitute cause if Mr. Black had still been employed by us. Other than those actions that require unanimous consent, actions by the executive committee are determined by majority vote of its voting members, except as to the following matters, as to which Mr. Black will have the right of veto: (i) the designations of directors to our board, or (ii) a sale or other disposition of the Apollo Operating Group and/or its subsidiaries or any portion thereof, through a merger, recapitalization, stock sale, asset sale or otherwise, to an unaffiliated third party (other than through an exchange of Apollo Operating Group units, transfers by a Managing Partner or a permitted transferee to another permitted transferee, or the issuance of bona fide equity incentives to any of our non-Managing Partner employees) that constitutes (x) a direct or indirect sale of a ratable interest (or substantially ratable interest) in each entity that constitutes the Apollo Operating Group or (y) a sale of all or substantially all of the assets of Apollo (this clause (ii), an “LB Approval Event”). Exchanges of Apollo Operating Group units for Class A shares that are not pro rata among our Managing Partners or in which each Managing Partner has the option not to participate are not subject to Mr. Black’s right of veto.
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
Under the Agreement Among Managing Partners (as described under “Item 13. Certain Relationships and Related Transactions—Lenders Rights Agreement—Amendments to Managing Partner Transfer Restrictions”), the vote of a majority of the independent members of our board of directors will decide the following: (i) in the event that a vacancy exists on the executive committee of our manager and the remaining members of the executive committee cannot agree on a replacement (other than a replacement for Mr. Black nominated by Mr. Black or his representative, which requires the approval of only one member of the executive committee), the independent members of our board of directors shall select one of the two nominees to the executive committee of our manager presented to them by the remaining members of such executive committee to fill the vacancy on such executive committee and (ii) in the event that Mr. Black wishes to exercise his ability to cause an LB Approval Event, the affirmative vote of the majority of the independent members of our board of directors shall be required to approve such a transaction. We are not a party to the Agreement Among Managing Partners, and neither we nor our shareholders (other than our Strategic Investor, as described under “Item 13. Certain Relationships and Related Transactions—Lenders Rights Agreement—Amendments to Managing Partner Transfer Restrictions”) have any right to enforce the provisions described above. Such provisions can be amended or waived upon agreement of our Managing Partners at any time.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2017, such persons complied with all such filing requirements.

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
Long-Term Performance and Commitment. Most of our professionals have been issued RSUs, which provide rights to receive Class A shares and, in some instances, distribution equivalents on those shares. The vesting requirements and minimum retained ownership requirements for these awards contribute to our professionals’ focus on long-term performance while enhancing retention of these professionals. RSUs are not awarded to our Managing Partners, whose beneficial ownership of equity interests in the company is generally in the form of AOG Units, as discussed below under “—Note on Distributions on Apollo Operating Group Units.” By requiring our named executive officers to be subject to non-competition, confidentiality and other limitations on behavior described below under “—Potential Payments upon Termination or Change in Control,” we further reinforce our culture of fiduciary protection of our fund investors and shareholders.
Discouragement of Excessive Risk-Taking. Although investments in alternative assets can pose risks, we believe that our compensation program includes significant elements that discourage excessive risk-taking while aligning the compensation of our professionals with our long-term performance. For example, notwithstanding that we accrue compensation for our carried interest programs (described below) as increases in the value of the portfolio investments are recorded in the related funds, we generally make payments in respect of carried interest allocations to our employees only after profitable investments have actually been realized. This helps to ensure that our professionals take a long-term view that is consistent with the interests of the Company, our shareholders and the investors in our funds. Moreover, if a fund fails to achieve specified investment returns due to diminished performance of later investments, our carried interest program relating to that fund generally permits, for the benefit of the limited partner investors in that fund, the return of carried interest payments (generally net of tax) previously made to us or our employees. These provisions discourage excessive risk-taking and promote a long-term view that is consistent with the interests of our fund investors and shareholders. Our general requirement that our professionals invest in the funds we manage further aligns the interests of our professionals, fund investors and Class A shareholders. Finally, the minimum retained ownership requirements of our RSUs, as well as a requirement that certain investment professionals use a portion of their distributions of carried interest income and incentive fees to purchase Class A restricted shares, discourage excessive risk-taking because the value of these interests is tied directly to the long-term performance of our Class A shares.
Note on Distributions on Apollo Operating Group Units
We note that all of our Managing Partners beneficially own AOG Units. In particular, as of December 31, 2017, the Managing Partners beneficially owned, through their interest in Holdings, approximately 47% of the total limited partner interests in the Apollo Operating Group. When made, distributions on these units are in the same amount per unit as distributions made to us in respect of the AOG Units we hold. Although distributions on AOG Units are distributions on equity rather than compensation, they play a central role in aligning our Managing Partners’ interests with those of our Class A shareholders, which is consistent with our compensation philosophy. Our Managing Partners’ AOG Units had been subject to minimum retained ownership requirements since we became a public company in 2011 and those requirements terminated in March of 2017.

Compensation Elements for Named Executive Officers
Consistent with our emphasis on alignment of interests with our fund investors and Class A shareholders, compensation elements tied to the profitability of our different businesses and that of the funds that we manage are the primary means of compensating our five executive officers listed in the tables below, or the “named executive officers.” The key elements of the compensation of our named executive officers during fiscal year 2017 are described below. We distinguish among the compensation components applicable to our named executive officers as appropriate in the below summary. Messrs. Black, Harris and Rowan are the three members of the group referred to elsewhere in this report as the “Managing Partners.”
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
RSUs. While we historically granted RSUs that constitute a portion of annual compensation (which we refer to as Bonus Grants) in the same year that the services to which they relate were provided, for services provided in 2017, our Managing Partners determined that, for administrative convenience at year-end, such RSUs would instead be awarded in January of 2018. This change in the timing of the grant date does not affect the vesting terms or dates that the RSUs, upon issuance of the underlying class A shares, are treated as income to the named executive officers or the dates that we are able to deduct the associated compensation expense. As a result of this change, a portion of our named executive officers’ compensation (other than for our Managing Partners) for services performed in 2017 was provided in the form of RSUs that were granted in January of 2018. The Bonus Grants are generally subject to three-year vesting and minimum retained ownership requirements. All named executive officers who receive RSUs are required to retain at least 50% of any Class A shares issued to them pursuant to Bonus Grants granted prior to September 1, 2016, and 25% of any Class A Shares issued to them pursuant to all other RSU awards (including the Bonus Grants granted in January 2018), in each case net of the number of gross shares sold or netted to pay applicable income or employment taxes. Because the Summary Compensation Table and Grant of Plan-Based Awards Table below properly list only those stock awards that were granted in 2017, those tables do not include any RSU awards. Mr. Kelly received in 2017 a grant of 10,000 restricted stock units (having a grant date fair value of $183,000) in respect of shares of ARI, the publicly traded REIT that we manage, pursuant to an approval by its compensation committee consistent with a recommendation it received from us. That grant from ARI is also properly not disclosed on the Summary Compensation Table and Grant of Plan-Based Awards Table below.
Carried Interest and Incentive Fees. Carried interests and incentive fee entitlements with respect to our funds confer rights to receive distributions if a distribution is made to investors following the realization of an investment or receipt of operating profit from an investment by the fund, provided the fund has attained a specified performance return. Distributions of carried interest generally are subject to contingent repayment (generally net of tax) if the fund fails to achieve specified investment returns due to diminished performance of later investments, while distributions in respect of incentive fees are generally not subject to contingent repayment. The actual gross amount of carried interest allocations or incentive fees available for distribution are a function of the performance of the applicable fund. For these reasons, we believe that participation in carried interest and incentive fees generated by our funds aligns the interests of our participating named executive officers with those of our Class A shareholders and fund investors.
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
Our performance based incentive arrangement referred to as the incentive pool further aligns the overall compensation of certain of our professionals to the realized performance of our business. The incentive pool provides for compensation based on carried interest realizations earned by us during the year and enhances our capacity to offer competitive compensation opportunities to our professionals. “Carried interest realizations earned” means carried interest earned by the general partners of our funds under the applicable fund limited partnership agreements based upon transactions that have closed or other rights to cash that have become fixed in the applicable calendar year period. Under this arrangement, Messrs. Kelly and Suydam, among other of our professionals, received incentive pool compensation based on carried interest realizations earned during 2017. Allocations to participants in the incentive pool contain both a fixed component and a discretionary component, both of which may vary year-to-year, including as a result of our overall realized performance and the contributions and performance of each participant. The Managing Partners determine the amount of the carried interest realizations to place into the incentive pool in their discretion after considering various factors, including Company profitability, management company cash requirements and anticipated future costs, provided that the incentive pool consists of an amount equal to at least one percent (1%) of the carried interest realizations attributable to profits generated after creation of the incentive pool that were taxable in the applicable year and not allocable to dedicated carried interests. Each participant in the incentive pool is entitled to receive, as a fixed component of participation in the incentive pool, his or her pro rata allocation of this 1% amount each year, provided the participant remains employed by us at the time of allocation. Our financial statements characterize the carried interest income allocated to participating professionals in respect of incentive pool interests as compensation. The “All Other Compensation” column of the summary compensation table includes actual distributions paid from the incentive pool.
Restricted Shares. We require that a portion of the carried interest and incentive fee distributions in respect of certain of the investment funds we manage is used by our employees who receive those distributions to purchase Class A restricted shares issued under our 2007 Omnibus Equity Incentive Plan. This practice further promotes alignment with our shareholders and motivates participating professionals to maximize the success of the Company as a whole. Like our Bonus Grant RSUs, the restricted shares are generally subject to three-year vesting, which fosters retention. In 2017, the funds with respect to which Messrs. Kelly and Suydam have rights subject to this restricted share purchase requirement made their first carried interest or incentive fee distributions. In accordance with applicable rules, the Summary Compensation Table and Grants of Plan-Based Awards Table include the restricted shares they acquired in 2017 in respect of such distributions.
Determination of Compensation of Named Executive Officers
Our Managing Partners make all final determinations regarding named executive officer compensation. Decisions about the variable elements of a named executive officer’s compensation, including participation in our carried interest and incentive fee programs, discretionary bonuses (if any) and grants of equity-based awards, are based primarily on our Managing Partners’ assessment of such named executive officer’s individual performance, operational performance for the department or division in which the officer (other than a Managing Partner) serves, and the officer’s impact on our overall operating performance and potential to contribute to long-term shareholder value. In evaluating these factors, our Managing Partners do not utilize quantitative performance targets but rather rely upon their judgment about each named executive officer’s performance to determine an appropriate reward for the current year’s performance. The determinations by our Managing Partners are ultimately subjective, are not tied to specified annual, qualitative or individual objectives or performance factors, and reflect discussions among the Managing Partners. Factors that our Managing Partners typically consider in making such determinations include the named executive officer’s type, scope and level of responsibilities, active participation in managing a team of professionals, corporate citizenship and the named executive officer’s overall contributions to our success. Our Managing Partners also consider each named executive officer’s prior-year compensation, the appropriate balance between incentives for long-term and short-term performance, competitive market dynamics, compensation provided to the named executive officer by other entities, and the compensation paid to the named executive officer’s peers within the Company. The Managing Partners determined that, based on the above factors, including the named executive officers’ overall compensation levels, discretionary cash bonuses would not be awarded to any named executive officer for 2017. For a discussion of our Managing Partners’ determinations in respect of our RSU program, see below under “—Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table-Awards of Restricted Share Units Under the Equity Plan.”
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
Leon Black
Joshua Harris
Marc Rowan
Summary Compensation Table
The following summary compensation table sets forth information concerning the compensation earned by, awarded to or paid to our principal executive officer, our principal financial officer, and our three other most highly compensated executive officers for the fiscal year ended December 31, 2017. The earnings of our Managing Partners, Messrs. Black, Harris and Rowan,

derive predominantly from distributions they receive as a result of their indirect beneficial ownership of AOG Units and their rights under the tax receivable agreement (described elsewhere in this report, including above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Cash Distribution Policy”), rather than from compensation, and accordingly are not included in the tables below. The executive officers named in the table are referred to as the named executive officers.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Leon Black, Chairman, Chief Executive Officer and Director	2017	100,000	—	151,888	251,888
	2016	100,000	—	150,622	250,622
	2015	100,000	—	144,751	244,751
Martin Kelly, Chief Financial Officer	2017	1,000,000	19,183	1,499,776	2,518,959
	2016	1,000,000	1,897,640	1,050,000	3,947,640
	2015	1,000,000	681,643	1,300,000	2,981,643
John Suydam, Chief Legal Officer	2017	2,000,000	49,430	1,283,090	3,332,520
	2016	2,500,000	498,260	668,934	3,667,194
	2015	2,500,000	499,058	1,640,003	4,639,061
Joshua Harris, Senior Managing Director and Director	2017	100,000	—	246,272	346,272
	2016	100,000	—	228,537	328,537
	2015	100,000	—	281,204	381,204
Marc Rowan, Senior Managing Director and Director	2017	100,000	—	193,203	293,203
	2016	100,000	—	215,020	315,020
	2015	100,000	—	169,671	269,671

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

(2)
Amounts included for 2017 represent, in part, actual cash distributions in respect of dedicated carried interest allocations for Mr. Suydam of $1,235,735 and Mr. Kelly of $449,776. The 2017 amounts also include actual incentive pool cash distributions of $1,050,000 for Mr. Kelly and $26,520 for Mr. Suydam. The “All Other Compensation” column for 2017 also includes costs relating to Company-provided cars and drivers for the business and personal use of Messrs. Black, Harris, Rowan and Suydam. We provide this benefit because we believe that its cost is outweighed by the convenience, increased efficiency and added security and confidentiality that it offers. The personal use cost was approximately $135,863 for Mr. Black, $230,247 for Mr. Harris, $177,178 for Mr. Rowan and $18,835 for Mr. Suydam. For Messrs. Black, Harris and Rowan, this amount includes both fixed and variable costs, including lease costs, driver compensation, driver meals, fuel, parking, tolls, repairs, maintenance and insurance, and, for Mr. Rowan, car service costs. For Mr. Suydam, this amount includes the costs to the Company associated with his use of a car service. Except as discussed in this paragraph, no 2017 perquisites or personal benefits individually exceeded the greater of $25,000 or 10% of the total amount of all perquisites and other personal benefits reported for the named executive officer. The cost of excess liability insurance provided to our named executive officers falls below this threshold. Mr. Kelly did not receive perquisites or personal benefits in 2017, except for incidental benefits having an aggregate value of less than $10,000. Our named executive officers also receive secretarial support with respect to personal matters. We incur no incremental cost for the provision of such additional benefits. Accordingly, no such amount is included in the Summary Compensation Table.

Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table
Employment, Non-Competition and Non-Solicitation Agreements with Chairman and Chief Executive Officer and with each Senior Managing Director
On January 4, 2017, we entered into an employment, non-competition and non-solicitation agreement with Leon Black, our chairman and chief executive officer, and with each of Joshua Harris and Marc Rowan, our senior managing directors, all of whom are members of our manager’s executive committee. These agreements, which provide for an annual salary of $100,000 and the right to participate in our employee benefit plans as in effect from time to time, have a three-year term.
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

Employment Agreement with Chief Legal Officer
On July 19, 2017, we entered into an employment, non-competition and non-solicitation agreement with John Suydam, our chief legal officer. The terms of the agreement are substantially similar to the terms of his previous employment arrangements with us. Pursuant to the agreement, Mr. Suydam is entitled to an annual base salary of $2,000,000 and an annual equity-based award that has an aggregate value of $500,000 and vests in three equal annual installments.
Awards of Restricted Shares Under the Equity Plan
Our equity plan, known as the 2007 Omnibus Equity Incentive Plan, was last approved by our shareholders on March 10, 2011. Grants of restricted Class A shares under the plan have been made to Messrs. Suydam and Kelly as a result of their participation in carried interest and incentive fee programs that require that a portion of their distributions be used to purchase restricted Class A shares. The restricted Class A shares vest in three equal annual installments from a vesting date specified at the time of the award. The restricted Class A shares participate in any distributions made on our Class A shares and are not subject to our minimum retained share ownership requirements. The number of restricted Class A shares that were granted in 2017 was determined pursuant to the formula prescribed by the applicable carried interest program, which converts the specified portion of the carry to be distributed into a number of shares based on the volume weighted average price as of a prescribed date in the applicable calendar quarter.
Grants of Plan-Based Awards
The following table presents information regarding restricted Class A shares granted to Messrs. Kelly and Suydam under our 2007 Omnibus Equity Incentive Plan in 2017. No options or RSUs were granted to a named executive officer in 2017.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	Grant Date Fair Value or Modification Date Incremental Fair Value of Stock and Option Awards ($)(2)
Leon Black	—	—	—
Martin Kelly	May 1, 2017	69	1,840
	May 1, 2017	379	10,108
	August 3, 2017	121	3,497
	November 17, 2017	31	905
	November 17, 2017	97	2,832
John Suydam	May 1, 2017	179	4,774
	May 1, 2017	975	26,003
	August 3, 2017	312	9,017
	November 17, 2017	81	2,365
	November 17, 2017	249	7,271
Joshua Harris	—	—	—
Marc Rowan	—	—	—

(1)	Represents the aggregate number of restricted Class A shares granted. Restricted shares are discussed above under “—Compensation Elements for Named Executive Officers—Restricted Shares.”

(2)
Represents the aggregate grant date fair value of the restricted Class A shares granted in 2017, computed in accordance with FASB ASC Topic 718. The amounts shown do not reflect compensation actually received, but instead represent the aggregate grant date fair value of the award.

Outstanding Equity Awards at Fiscal Year-End
The following table presents information regarding unvested RSU and restricted Class A share awards made by us to our named executive officers under our 2007 Omnibus Equity Incentive Plan that were outstanding at December 31, 2017. Our named executive officers did not hold any options at fiscal year-end.

		Stock Awards
Name	Date of Grant	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(9)
Leon Black	—	—		—
Martin Kelly	November 17, 2017	97	(1)	3,247
	November 17, 2017	31	(2)	1,038
	August 3, 2017	121	(2)	4,050
	May 1, 2017	379	(3)	12,685
	May 1, 2017	46	(4)	1,540
	December 29, 2016	24,422	(5)	817,404
	December 29, 2016	47,986	(6)	1,606,091
	December 29, 2015	15,291	(7)	511,790
	September 30, 2012	46,875	(8)	1,568,906
John Suydam	November 17, 2017	249	(1)	8,334
	November 17, 2017	81	(2)	2,711
	August 3, 2017	312	(2)	10,443
	May 1, 2017	975	(3)	32,633
	May 1, 2017	120	(4)	4,016
	December 29, 2016	17,566	(5)	587,934
	December 29, 2015	11,195	(7)	374,697
Joshua Harris	—	—		—
Marc Rowan	—	—		—

(1)	Restricted Class A shares that vest in substantially equal annual installments on August 15 of each of 2018, 2019 and 2020.

(2)	Restricted Class A shares that vest in substantially equal annual installments on May 15 of each of 2018, 2019 and 2020.

(3)	Restricted Class A shares that vest in substantially equal annual installments on February 15 of each of 2018, 2019 and 2020.

(4)	Restricted Class A shares that vest in substantially equal annual installments on November 15 of each of 2018 and 2019.

(5)	Bonus Grant RSUs that vest in substantially equal annual installments on December 31 of each of 2018 and 2019.

(6)	Plan Grant RSUs, which vest in substantially equal quarterly installments over the eight calendar quarters beginning March 31, 2018.

(7)	Bonus Grant RSUs that vest on December 31, 2018.

(8)	Plan Grant RSUs that vest in substantially equal quarterly installments over the three calendar quarters beginning March 31, 2018.

(9)	Amounts calculated by multiplying the number of unvested RSUs held by the named executive officer by the closing price of $33.47 per Class A share on December 31, 2017.

Option Exercises and Stock Vested
The following table presents information regarding the number of outstanding initially unvested RSUs and restricted Class A shares held by our named executive officers that vested during 2017 and the number of options exercised by our named executive officers in 2017. The amounts shown below do not reflect compensation actually received by the named executive officers, but instead are calculations of the number of RSUs and restricted Class A shares that vested during 2017 based on the closing price of our Class A shares on the date of vesting. Shares received by our named executive officers in respect of vested RSUs are subject to our retained ownership requirements. No options were exercised by our named executive officers in 2017.

		Stock Awards
Name	Type of Award	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Leon Black	—	—	—
Martin Kelly	RSUs	124,277	3,854,239
	Restricted Shares	23	667
John Suydam	RSUs	27,508	920,693
	Restricted Shares	59	1,712
Joshua Harris	—	—	—
Marc Rowan	—	—	—

(1)
Amounts calculated by multiplying the number of RSUs or restricted Class A shares held by the named executive officer that vested on each applicable vesting date in 2017 by the closing price per Class A share on that date. Class A shares underlying the vested RSUs were issued to the named executive officer shortly after they vested.

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
If Mr. Kelly’s employment is terminated by us without cause or he resigns for good reason, he will be entitled to severance of six months’ base pay and reimbursement of health insurance premiums paid in the six months following his employment termination. If Mr. Kelly’s employment is terminated by us without cause or he resigns for good reason, he will vest in 50% of any unvested portion of his Plan Grant RSUs. If his employment is terminated by us without cause, he will vest in 50% of any unvested portion of his restricted shares. If Mr. Kelly’s employment is terminated by reason of death or disability, he will vest in 50% of any unvested portion of his Plan Grant RSUs, Bonus Grant RSUs and restricted shares. We may terminate Mr. Kelly’s employment with or without cause, and we will provide 90 days’ notice (or payment in lieu of such period of notice) prior to a termination without cause. Mr. Kelly is required to give us 90 days’ notice prior to a resignation for any reason. He is required to protect the confidential information of Apollo both during and after employment. In addition, during employment and for 12 months after employment, Mr. Kelly is also obligated to refrain from soliciting our employees, interfering with our relationships with investors or other business relations, and competing with us in a business that manages or invests in assets substantially similar to those managed or invested in by Apollo or its affiliates.
If Mr. Suydam’s employment is terminated by us without cause or he resigns for good reason, he will be entitled to severance of six months’ base pay and reimbursement of health insurance premiums paid in the six months following his employment termination. If his employment is terminated by reason of death or disability, he will vest in 50% of his then unvested RSUs and restricted shares. If Mr. Suydam’s employment is terminated by us without cause, he will vest in 50% of this then unvested restricted shares. Mr. Suydam is required to protect our confidential information at all times. During his employment and for 12 months thereafter, Mr. Suydam is also obligated to refrain from soliciting our employees, interfering with our relationships with investors or other business relations, and competing with us in a business that manages or invests in assets substantially similar to those invested in or managed by Apollo or its affiliates. Mr. Suydam is required to provide 90 days’ notice prior to a resignation for any reason.
The named executive officers’ obligations during and after employment were considered by the Managing Partners in determining appropriate post-employment payments and benefits for the named executive officers.
The following table lists the estimated amounts that would have been payable to each of our named executive officers in connection with a termination that occurred on the last day of our last completed fiscal year and the value of any additional equity that would vest upon such termination. When listing the potential payments to named executive officers under the plans and agreements described above, we have assumed that the applicable triggering event occurred on December 31, 2017 and that the price per share of our Class A shares was $33.47, which is equal to the closing price on such date. For purposes of this table, RSU values are based on the $33.47 closing price.

Name	Reason for Employment Termination	Estimated Value of Cash Payments ($)	Estimated Value of Equity Acceleration ($)
Leon Black	Cause	—	—
	Death, disability	—	—
Martin Kelly	Without cause	516,413 (1)	795,733 (2)
	By executive for good reason	516,413 (1)	784,453 (2)
	Death, disability	—	2,263,375 (2)
John Suydam	Without cause	1,016,413 (1)	29,069 (2)
	By executive for good reason	1,016,413 (1)	—
	Death, disability	—	510,384 (2)
Joshua Harris	Cause	—	—
	Death, disability	—	—
Marc Rowan	Cause	—	—
	Death, disability	—	—

(1)
This amount would have been payable to the named executive officer had his employment been terminated by the Company without cause (and other than by reason of death or disability) or for good reason on December 31, 2017

(2)
This amount represents the additional equity vesting that the named executive officer would have received had his employment terminated in the circumstances described in the column, “Reason for Employment Termination,” on December 31, 2017, based on the closing price of a Class A share on such date. Please see our “Outstanding Equity Awards at Fiscal Year-End” table above for information regarding the named executive officer’s unvested equity as of December 31, 2017.

CEO to Median Employee Pay Ratio
For 2017, SEC rules newly require companies to disclose the ratio of the total annual compensation of the principal executive officer (“PEO”) to the median employee’s total annual compensation. Our PEO is Mr. Black and our ratio is as follows:
Mr. Black’s total annual compensation: $251,888
Median employee total annual compensation: $249,750
Ratio of PEO to median employee compensation: 1:1
In determining the median employee, we prepared a list of all employees as of December 31, 2017. Consistent with applicable rules, we used reasonable estimates both in the methodology used to identify the median employee and in calculating the annual total compensation for employees other than the PEO. In measuring our employees’ total compensation, for employees other than the PEO, we used their base salary paid in 2017, their annual cash bonus paid in 2017 and the value of the equity awards they received in 2017 (unless they received an equity award in January 2018 for services provided in 2017, in which case we included the value of that January 2018 equity award because such employees did not otherwise receive an equity award as part of their annual total compensation in 2017). As noted above under “—Note on Distributions on Apollo Operating Group Units,” Mr. Black receives distributions on his AOG Units that are distributions on equity rather than compensation, and accordingly are not included here.
Director Compensation
We do not pay additional remuneration to our employees, including Messrs. Black, Harris and Rowan, for their service on our board of directors. The 2017 compensation of Messrs. Black, Harris and Rowan is set forth above on the Summary Compensation Table.
During 2017, each independent director received (1) a base annual director fee of $125,000, (2) an additional annual director fee of $25,000 if he or she was a member of the audit committee, (3) an additional annual director fee of $10,000 if he or she was a member of the conflicts committee, (4) an additional annual director fee of $25,000 (incremental to the fee described in (2)) if he or she served as the chairperson of the audit committee, and (5) an additional annual director fee of $15,000 (incremental to the fee described in (3)) if he or she served as the chairperson of the conflicts committee. In addition, independent directors were reimbursed for reasonable expenses incurred in attending board meetings.
Currently, upon initial election to the board of directors, an independent director receives a grant of RSUs with a value of $300,000 that vests in equal annual installments on June 30 of each of the first, second and third years following the year that the grant is made. Incumbent independent directors who have fully vested in their initial RSU award receive an annual RSU award with a value of $100,000 that vests on June 30 of the year following the year that the grant is made, and the directors listed on the below table received that award on August 2, 2017.
The following table provides the compensation for our independent directors during the year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Michael Ducey	175,000	95,900	270,900
Paul Fribourg	135,000	95,900	230,900
Robert Kraft	125,000	95,900	220,900
A. B. Krongard	150,000	95,900	245,900
Pauline Richards	175,000	95,900	270,900

(1)
Represents the aggregate grant date fair value of stock awards granted, as applicable, computed in accordance with FASB ASC Topic 718. See note 13 to our consolidated financial statements for further information concerning the assumptions made in valuing our RSU awards. The amounts shown do not reflect compensation actually received by the independent directors, but instead represent the aggregate grant date fair value of the awards. Unvested director RSUs are not entitled to distributions or distribution equivalents. As of December 31, 2017, each of our independent directors, held 3,707 RSUs that were unvested and outstanding.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our Class A shares as of February 8, 2018 by (i) each person known to us to beneficially own more than 5% of the voting Class A shares of Apollo Global Management, LLC, (ii) each of our directors, (iii) each person who is a named executive officer for 2017 and (iv) all directors and executive officers as a group.
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

	Class A Shares Beneficially Owned				Class B Share Beneficially Owned
	Number of Shares	Percent(1)	Total Percentage of Voting Power(2)		Number of Shares	Percent	Total Percentage of Voting Power(2)
Directors and Executive Officers:
Leon Black(3)(4)	92,727,166	31.5%	52.4%		1	100%	52.4%
Joshua Harris(3)(4)	48,932,643	19.6%	52.5%		1	100%	52.4%
Marc Rowan(3)(4)	42,481,402	17.4%	52.4%		1	100%	52.4%
Pauline Richards	42,862	*	*		—	—	—
Alvin Bernard Krongard(5)	292,935	*	*		—	—	—
Michael Ducey(6)	43,329	*	*		—	—	—
Robert Kraft(7)	340,860	*	*		—	—	—
Paul Fribourg	40,160	*	*		—	—	—
Martin Kelly	200,086	*	*		—	—	—
John Suydam(8)	573,136	*	*		—	—	—
All directors and executive officers as a group (ten persons)(9)	185,674,579	48.2%	48.0%		1	100%	52.4%
BRH(4)	—	—	—		1	100%	52.4%
AP Professional Holdings, L.P.(10)	202,582,321	50.1%	52.4%		—	—	—
5% Stockholders:
Tiger Global Management, LLC(11)	34,222,807	17.0%	8.9%	(11)	—	—	—
*Represents less than 1%.

(1)	The percentage of beneficial ownership of our Class A shares is based on voting and non-voting Class A shares outstanding.

(2)	The total percentage of voting power is based on voting Class A shares and the Class B share.

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

(4)
BRH, the holder of the Class B share, is one third owned by Mr. Black, one third owned by Mr. Harris and one third owned by Mr. Rowan. Pursuant to the Agreement Among Managing Partners, the Class B share is to be voted and disposed of by BRH based on the determination of at least two of the three Managing Partners; as such, they share voting and dispositive power with respect to the Class B share. As of February 8, 2018, Mr. Harris beneficially owned an additional 500,000 Class A shares through an estate planning vehicle, for which voting and investment control are exercised by Mr. Harris.

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

(7)	Includes 330,000 Class A shares held by two entities, which are under the sole control of Mr. Kraft, and may be deemed to be beneficially owned by Mr. Kraft.

(8)
Includes 64,260 Class A shares held by a trust for the benefit of Mr. Suydam’s spouse and children, for which Mr. Suydam’s spouse is the trustee. Mr. Suydam disclaims beneficial ownership with respect to such shares, except to the extent of his pecuniary interest therein.

(9)	Refers to shares beneficially owned by the individuals who were directors and executive officers as of February 8, 2018.

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

(11)
Based on a Form 4 filed on November 16, 2017, by Tiger Global Management, LLC. The address of Tiger Global Management, LLC is 9 West 57th Street, 35th Floor, New York, New York. Pursuant to an irrevocable proxy, all voting rights attaching to the shares held by Tiger Global Management, LLC are exercisable by Apollo Global Management, LLC.

Securities Authorized for Issuance under Equity Incentive Plans
The following table sets forth information concerning the awards that may be issued under the Company’s Omnibus Equity Incentive Plan as of December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)(2)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	9,265,413	$17.07	45,419,963
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	9,265,413	$17.07	45,419,963

(1)	Reflects the aggregate number of outstanding options and RSUs granted under the Company’s 2007 Omnibus Equity Incentive Plan (the “Equity Plan”) as of December 31, 2017.

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
Transfers
The Managing Partner Shareholders Agreement provides that each Managing Partner and his permitted transferees may transfer all of the Pecuniary Interests (as defined in the Managing Partner Shareholders Agreement) of such Managing Partner to any person or entity in accordance with Rule 144, in a registered public offering or in a transaction exempt from the registration requirements of the Securities Act. The above transfer restrictions will lapse with respect to a Managing Partner if he dies or becomes disabled.
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
Roll-Up Agreements
Pursuant to the Roll-Up Agreements, the Contributing Partners received interests in Holdings, which we refer to as AOG Units, in exchange for their contribution of assets to the Apollo Operating Group. The AOG Units received by our Contributing Partners and any units into which they have been exchanged are fully vested and tradable. Our Contributing Partners have the ability to direct Holdings to exercise Holdings’ registration rights described above under “—Managing Partner Shareholders Agreement—Registration Rights.”

Under their Roll-Up Agreements, each of our Contributing Partners is subject to a noncompetition provision until the first anniversary of the date of termination of his service as a partner to us. During that period, our Contributing Partners are prohibited from (i) engaging in any business activity in which we operate, (ii) rendering any services to any alternative asset management business (other than that of us or our affiliates) that involves primarily (i.e., more than 50%) third-party capital or (iii) acquiring a financial interest in, or becoming actively involved with, any competitive business (other than as a passive holding of a specified percentage of publicly traded companies). In addition, our Contributing Partners are subject to non-solicitation, non-hire and noninterference covenants during employment and for at least 12 months thereafter. Our Contributing Partners are also bound to a non-disparagement covenant with respect to us and our Contributing Partners and to confidentiality restrictions. Resignation by any of our Contributing Partners shall require ninety days’ notice. Any restricted period applicable to a Contributing Partner will commence after the ninety-day notice of termination period.
Amended and Restated Exchange Agreement
We have entered into an exchange agreement with Holdings under which, subject to certain procedures and restrictions (including any applicable transfer restrictions and lock-up agreements described above) upon 60 days’ written notice prior to a designated quarterly date, each Managing Partner and Contributing Partner (or certain transferees thereof) has the right to cause Holdings to exchange the AOG Units that he owns through Holdings for our Class A shares and to sell such Class A shares at the prevailing market price (or at a lower price that such Managing Partner or Contributing Partner is willing to accept). To affect the exchange, Holdings distributes the AOG Units to be exchanged to the applicable Managing Partner or Contributing Partner. Under the exchange agreement, the Managing Partner or Contributing Partner must then simultaneously exchange one AOG Unit (being an equal limited partner or limited liability company interest in each Apollo Operating Group entity) for each Class A share received from our intermediate holding companies. As a Managing Partner or Contributing Partner exchanges his AOG Units, our interest in the AOG Units will be correspondingly increased and the voting power of the Class B share will be correspondingly decreased.
The exchange agreement was amended and restated on May 6, 2013, and further amended and restated on each of March 5, 2014, May 5, 2016 and April 28, 2017. The amendments to the original exchange agreement (i) permit exchanging holders certain rights to revoke exchanges of their AOG Units in whole, but not in part, in certain circumstances; (ii) permit transfers of a holder’s exchanged shares to a qualifying entity that can sell them under a Rule 10b5-1 trading plan; (iii) require the Company to use its commercially reasonable efforts to file and keep effective a shelf registration statement relating to the exchange of Class A shares received upon an exchange of AOG Units; (iv) modify the exchange mechanics to address certain tax considerations of an exchange for exchanging holders; and (v) require exchanging holders to reimburse APO Corp. for any incremental U.S. federal income tax incurred by APO Corp. as a result of the modification of the exchange mechanics.
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
Strategic Relationship Agreement
On April 20, 2010, we announced a strategic relationship agreement with CalPERS, whereby we agreed to reduce management fees and other fees charged to CalPERS on funds we manage, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that we will not use a placement agent in connection with securing any future capital commitments from CalPERS. Through December 31, 2017, the Company had reduced fees charged to CalPERS on the funds it manages by approximately $106.2 million.
Strategic Investors Transaction
On July 13, 2007, we sold securities to two strategic investors in return for a total investment of $1.2 billion. Through our intermediate holding companies, we used all of the proceeds from the issuance of such securities to purchase AOG Units from our Managing Partners, and to purchase from our Contributing Partners a portion of their points. As of December 31, 2017, one of the strategic investors, the California Public Employees’ Retirement System, or “CalPERS”, which we refer to herein as the “Strategic Investor”, continued to hold such securities. The securities held by the Strategic Investor are non-voting Class A shares, which represented 8.96% of our issued and outstanding Class A shares and 4.34% of the economic interest in the Apollo Operating Group, in each case as of December 31, 2017.
Lenders Rights Agreement
In connection with the Strategic Investors Transaction, we entered into a shareholders agreement, or the “Lenders Rights Agreement,” with the strategic investors.
Transfer Restrictions
The Strategic Investor may transfer 100% of its non-voting Class A shares at any time.
Notwithstanding the foregoing, at no time following the registration effectiveness date may the Strategic Investor make a transfer representing 2% or more of our total Class A shares to any one person or group of related persons.
Registration Rights
Pursuant to the Lenders Rights Agreement, the Strategic Investor is afforded four demand registrations with respect to its non-voting Class A shares, covering offerings of at least 2.5% of our total equity ownership and customary piggyback registration rights. All cutbacks between the Strategic Investor and Holdings (or its partners) in any such demand registration shall be pro rata based upon the number of shares available for sale at such time (regardless of which party exercises a demand).
Amendments to Managing Partner Transfer Restrictions
The Strategic Investor has a consent right with respect to any amendment or waiver of any transfer restrictions that apply to our Managing Partners.
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
In addition, Joshua Black a son of Leon Black, is currently employed by the Company as a Principal in the Company’s private equity business. He is entitled to receive a base salary, incentive compensation and employee benefits comparable to those offered to similarly situated employees of the Company during 2017. He is also eligible to receive an annual performance-based bonus in 2017 in an amount determined by the Company in its discretion.
Reimbursements
In the normal course of business, our personnel have made use of aircraft owned as personal assets by Messrs. Black, Rowan and Harris. Messrs. Black, Rowan and Harris paid for their purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payment by us for the business use of these aircraft by Messrs. Black, Rowan and Harris and other of our personnel totaled $726,254, $560,270 and $2,265,755 for 2017 to Messrs. Black, Rowan

and Harris, respectively (which amounts are determined based on the lower of the actual costs of operating the aircraft or a specified hourly market rate).
Investments In Apollo Funds
Our directors and executive officers are generally permitted to invest their own capital (or capital of estate planning vehicles that they control) directly in our funds and affiliated entities. In general, such investments are not subject to management fees, and in certain instances, may not be subject to carried interest. The opportunity to invest in our funds in the same manner is available to all of the senior Apollo professionals and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. From our inception through December 31, 2017, our professionals have committed or invested approximately $1.3 billion of their own capital to our funds.
The amount invested in our investment funds by our directors and executive officers (and their estate planning vehicles) during 2017 was $10,695,880, $11,923,210, $15,028,977, $1,844,505, $297,790, $410,999 and $1,457,459 for Messrs. Black, Harris, Rowan, Suydam, Kelly, Ducey, and Kraft, respectively. The amount of distributions, including profits and return of capital to our directors and executive officers (and their estate planning vehicles) during 2017 was $17,906,523, $24,414,938, $13,653,866, $2,856,202, $242,970, $361,689, $1,529,478 and $3,357 for Messrs. Black, Harris, Rowan, Suydam, Kelly, Ducey, Kraft, and Krongard, respectively.
Sub-Advisory Arrangements and Strategic Investment Accounts
From time to time, we have entered into sub-advisory arrangements with, or established strategic investment accounts for, certain of our directors and executive officers or vehicles they manage. Such arrangements have been approved in advance in accordance with our policy regarding transactions with related persons.  In addition, such sub-advisory arrangements or strategic investment accounts have been entered into with, or advised by, an Apollo entity serving as investment advisor registered under the Investment Advisers Act, and any fee arrangements, if applicable, have been on an arms-length basis. The amount of such fees paid by our directors and executive officers or vehicles they manage to the Company during 2017 was $140,256 for Mr. Rowan and $98,362 for Mr. Harris.
Irrevocable Proxy with Tiger Global Management
The Class A shares beneficially owned (the “Subject Shares”) by advisory clients of Tiger Global Management, LLC and/or its related persons’ proprietary accounts (“Tiger”), as disclosed in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, are subject to an irrevocable proxy pursuant to which our manager has the right to vote all of such Subject Shares at any meeting of our shareholders and in connection with any written consent of our shareholders as determined in the sole discretion of our manager. Upon the sale by Tiger of the Subject Shares to a person or entity that is not an affiliate of Tiger, such portion of Subject Shares that are sold will be released from the proxy. The proxy terminates on the earlier of (x) May 5, 2020 and (y) the first date Tiger does not own more than 10% of our outstanding Class A shares.
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
Director Independence
For so long as the Apollo control condition is satisfied (as described in “Item 10. Directors, Executive Officers and Corporate Governance—Our Manager”), we are considered a “controlled company” as defined in the listing standards of the NYSE and we are exempt from the NYSE rules that require that:

•	our board of directors be comprised of a majority of independent directors;

•	we establish a compensation committee composed solely of independent directors; and

•	we establish a nominating and corporate governance committee composed solely of independent directors.
While our board of directors is currently comprised of a majority of independent directors, we plan on availing ourselves of the controlled company exceptions.  We have elected not to have a nominating and corporate governance committee comprised entirely of independent directors, nor a compensation committee comprised entirely of independent directors. Our board of directors has determined that five of our eight directors meet the independence standards under the NYSE and the SEC.  These directors are Messrs. Ducey, Fribourg, Kraft and Krongard and Ms. Richards.
At such time that we are no longer deemed a controlled company, our board of directors will take all action necessary to comply with all applicable rules within the applicable time period under the NYSE listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities") for the years ended December 31, 2017 and 2016.

	For the Years Ended December 31,
	2017		2016
	(in thousands)
Audit fees	$7,010	(1)	$9,506	(1)
Audit fees for Apollo fund entities	14,374	(2)	20,920	(2)
Audit-related fees	1,161	(3)(4)	1,548	(3)(4)
Tax fees	6,047	(5)	3,483	(5)
Tax fees for Apollo fund entities	20,740	(2)	23,367	(2)

(1)
Audit fees consisted of fees for (a) the audits of our consolidated financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (b) reviews of the interim consolidated financial statements included in our quarterly reports on Form 10-Q.

(2)	Audit and Tax fees for Apollo fund entities consisted of services to investment funds managed by Apollo in its capacity as the general partner and/or manager of such entities.

(3)	Audit-related fees consisted of comfort letters, consents and other services related to SEC and other regulatory filings.

(4)	Includes audit-related fees for Apollo fund entities of $0.3 million and $0.3 million for the years ended December 31, 2017 and 2016, respectively.

(5)	Tax fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.

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

10.36	Amended Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the period ended March 31, 2014 (File No. 001-35107)).

+10.37	Employment Agreement with Martin Kelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

+10.38	Employment Agreement with John Suydam, dated July 19, 2017 (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the period ended September 30, 2017 (File No. 001-35107))

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

+10.64
Form of Letter Agreement under the Amended and Restated Limited Partnership Agreement of Apollo ANRP Advisors II, L.P. dated March 2, 2017 and effective as of August 21, 2015 (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 10-Q for the period ended June 30, 2017 (File No. 001-35107)).

+10.65
Form of Award Letter under the Amended and Restated Limited Partnership Agreement of Apollo ANRP Advisors II, L.P. dated March 2, 2017 and effective as of August 21, 2015 (incorporated by reference to Exhibit 10.64 to the Registrant’s Form 10-Q for the period ended June 30, 2017 (File No. 001-35107)).

*21.1	Subsidiaries of Apollo Global Management, LLC.

*23.1	Consent of Deloitte & Touche, LLP.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Scheme Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

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

Apollo Global Management, LLC
(Registrant)

Date: February 12, 2018	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Leon Black	Chairman and Chief Executive Officer and Director	February 12, 2018
Leon Black	(principal executive officer)

/s/ Martin Kelly	Chief Financial Officer	February 12, 2018
Martin Kelly	(principal financial officer)

/s/ Robert MacGoey	Chief Accounting Officer	February 12, 2018
Robert MacGoey	(principal accounting officer)

/s/ Joshua Harris	Senior Managing Director and Director	February 12, 2018
Joshua Harris

/s/ Marc Rowan	Senior Managing Director and Director	February 12, 2018
Marc Rowan

/s/ Michael Ducey	Director	February 12, 2018
Michael Ducey

/s/ Paul Fribourg	Director	February 12, 2018
Paul Fribourg

/s/ Robert Kraft	Director	February 12, 2018
Robert Kraft

/s/ AB Krongard	Director	February 12, 2018
AB Krongard

/s/ Pauline Richards	Director	February 12, 2018
Pauline Richards