Form 10-Q
period 2018-03-31
Apollo Global Management LLC
filed 2018-05-08
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018 OR

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

☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of May 3, 2018 there were 201,550,654 Class A shares and 1 Class B share outstanding.

Forward-Looking Statements
This quarterly report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this quarterly report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to our dependence on certain key personnel, our ability to raise new credit, private equity, or real assets funds, market conditions generally, our ability to manage our growth, fund performance, changes in our regulatory environment and tax status, the variability of our revenues, net income and cash flow, our use of leverage to finance our businesses and investments by our funds and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on February 12, 2018 (the “2017 Annual Report”); as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.
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
“Performance Fee-Eligible AUM” refers to the AUM that may eventually produce performance fees. All funds for which we are entitled to receive a performance fee allocation or incentive fee are included in Performance Fee-Eligible AUM, which consists of the following:

(i)
“Performance Fee-Generating AUM”, which refers to invested capital of the funds, partnerships and accounts we manage, advise, or to which we provide certain other investment-related services, that is currently above its hurdle rate or preferred return, and profit of such funds, partnerships and accounts is being allocated to, or earned by, the general partner in accordance with the applicable limited partnership agreements or other governing agreements;

(ii)
“AUM Not Currently Generating Performance Fees”, which refers to invested capital of the funds, partnerships and accounts we manage, advise, or to which we provide certain other investment-related services, that is currently below its hurdle rate or preferred return; and

(iii)
“Uninvested Performance Fee-Eligible AUM”, which refers to capital of the funds, partnerships and accounts we manage, advise, or to which we provide certain other investment-related services, that is available for investment or reinvestment subject to the provisions of applicable limited partnership agreements or other governing agreements, which capital is not currently part of the NAV or fair value of investments that may eventually produce performance fees allocable to, or earned by, the general partner.

“AUM with Future Management Fee Potential” refers to the committed uninvested capital portion of total AUM not currently earning management fees. The amount depends on the specific terms and conditions of each fund;
We use AUM as a performance measure of our funds’ investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs. Non-Fee-Generating AUM includes assets on which we could earn performance fees;
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
“performance allocations”, “performance fees”, “performance revenues” and “incentive fees” refer to interests granted to Apollo by an Apollo fund that entitle Apollo to receive allocations, distributions or fees which are based on the performance of such fund or its underlying investments;
“Contributing Partners” refer to those of our partners and their related parties (other than our Managing Partners) who indirectly beneficially own (through Holdings) Apollo Operating Group units;
“drawdown” refers to commitment-based funds and certain SIAs in which investors make a commitment to provide capital at the formation of such funds and SIAs and deliver capital when called as investment opportunities become available. It includes assets of Athene Holding Ltd. (“Athene Holding”) and its subsidiaries (collectively “Athene”) managed by Athene Asset Management LLC (“Athene Asset Management” or “AAM”) that are invested in commitment-based funds;
“gross IRR” of a credit fund represents the annualized return of a fund based on the actual timing of all cumulative fund cash flows before management fees, performance fees allocated to the general partner and certain other expenses. Calculations may include certain investors that do not pay fees. The terminal value is the net asset value as of the reporting date. Non-U.S. dollar denominated (“USD”) fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on March 31, 2018 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
“gross IRR” of a real assets fund represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on March 31, 2018 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;

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
“net IRR” of a credit fund represents the annualized return of a fund after management fees, performance fees allocated to the general partner and certain other expenses, calculated on investors that pay such fees. The terminal value is the net asset value as of the reporting date. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
“net IRR” of a private equity fund means the gross IRR applicable to a fund, including returns for related parties which may not pay fees or performance fees, net of management fees, certain expenses (including interest incurred or earned by the fund itself) and realized performance fees all offset to the extent of interest income, and measures returns at the fund level on amounts that, if distributed, would be paid to investors of the fund. To the extent that a fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner of such fund, thereby reducing the balance attributable to fund investors. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
“net IRR” of a real assets fund represents the cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of March 31, 2018 or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
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
“Realized Value” refers to all cash investment proceeds received by the relevant Apollo fund, including interest and dividends, but does not give effect to management fees, expenses, incentive compensation or performance fees to be paid by such Apollo fund;
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

PART I—FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
AS OF MARCH 31, 2018 AND DECEMBER 31, 2017
(dollars in thousands, except share data)

	As of March 31, 2018	As of December 31, 2017
Assets:
Cash and cash equivalents	$988,284	$751,252
Cash and cash equivalents held at consolidated funds	3	21
Restricted cash	3,902	3,875
U.S. Treasury securities, at fair value	225,510	364,649
Investments (includes performance allocations of $1,396,075 and $1,828,930 as of March 31, 2018 and December 31, 2017, respectively)	3,198,685	3,559,834
Assets of consolidated variable interest entities:
Cash and cash equivalents	74,798	92,912
Investments, at fair value	1,386,068	1,196,190
Other assets	39,006	39,484
Incentive fees receivable	7,891	43,176
Due from related parties	328,902	262,588
Deferred tax assets, net	380,565	337,638
Other assets	208,170	231,757
Goodwill	88,852	88,852
Intangible assets, net	17,861	18,842
Total Assets	$6,948,497	$6,991,070
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$81,548	$68,873
Accrued compensation and benefits	60,489	62,474
Deferred revenue	145,282	128,146
Due to related parties	481,484	428,013
Profit sharing payable	644,883	752,276
Debt	1,361,711	1,362,402
Liabilities of consolidated variable interest entities:
Debt, at fair value	1,026,012	1,002,063
Other liabilities	100,135	115,658
Other liabilities	140,197	173,369
Total Liabilities	4,041,741	4,093,274
Commitments and Contingencies (see note 14)
Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Series A Preferred shares, 11,000,000 and 11,000,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	264,398	264,398
Series B Preferred shares, 12,000,000 and 0 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	289,815	—
Class A shares, no par value, unlimited shares authorized, 201,550,654 and 195,267,669 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Additional paid in capital	1,483,244	1,579,797
Accumulated deficit	(481,772)	(379,460)
Accumulated other comprehensive loss	(815)	(1,809)
Total Apollo Global Management, LLC shareholders’ equity	1,554,870	1,462,926
Non-Controlling Interests in consolidated entities	290,857	140,086
Non-Controlling Interests in Apollo Operating Group	1,061,029	1,294,784
Total Shareholders’ Equity	2,906,756	2,897,796
Total Liabilities and Shareholders’ Equity	$6,948,497	$6,991,070
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Management fees	$286,726	$269,543
Advisory and transaction fees, net	13,551	15,067
Investment income (loss):
Performance allocations	(124,165)	352,593
Principal investment income (loss)	(12,994)	38,553
Total Investment Income (Loss)	(137,159)	391,146
Incentive fees	3,785	6,348
Total Revenues	166,903	682,104
Expenses:
Compensation and benefits:
Salary, bonus and benefits	115,826	101,613
Equity-based compensation	35,525	23,107
Profit sharing expense	(12,277)	144,324
Total Compensation and Benefits	139,074	269,044
Interest expense	13,797	12,999
General, administrative and other	61,677	62,040
Placement fees	327	1,905
Total Expenses	214,875	345,988
Other Income (Loss):
Net gains (losses) from investment activities	(67,133)	34,517
Net gains from investment activities of consolidated variable interest entities	6,532	4,108
Interest income	3,559	803
Other income, net	4,246	18,647
Total Other Income (Loss)	(52,796)	58,075
Income (loss) before income tax provision	(100,768)	394,191
Income tax provision	(8,580)	(39,161)
Net Income (Loss)	(109,348)	355,030
Net (income) loss attributable to Non-Controlling Interests	51,086	(209,834)
Net Income (Loss) Attributable to Apollo Global Management, LLC	(58,262)	145,196
Net income attributable to Series A Preferred Shareholders	(4,383)	—
Net Income (Loss) Attributable to Apollo Global Management, LLC Class A Shareholders	$(62,645)	$145,196
Distributions Declared per Class A Share	$0.66	$0.45
Net Income (Loss) Per Class A Share:
Net Income (Loss) Available to Class A Share – Basic	$(0.34)	$0.75
Net Income (Loss) Available to Class A Share – Diluted	$(0.34)	$0.75
Weighted Average Number of Class A Shares Outstanding – Basic	198,432,603	186,537,367
Weighted Average Number of Class A Shares Outstanding – Diluted	198,432,603	186,537,367

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2018	2017
Net Income (Loss)	$(109,348)	$355,030
Other Comprehensive Income (Loss), net of tax:
Currency translation adjustments, net of tax	5,020	(2,279)
Net gain from change in fair value of cash flow hedge instruments	27	26
Net income (loss) on available-for-sale securities	(41)	48
Total Other Comprehensive Income (Loss), net of tax	5,006	(2,205)
Comprehensive Income (Loss)	(104,342)	352,825
Comprehensive (Income) Loss attributable to Non-Controlling Interests	47,074	(210,709)
Comprehensive Income (Loss) Attributable to Apollo Global Management, LLC	$(57,268)	$142,116

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Series A Preferred Shares	Series B Preferred Shares	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Apollo Global Management, LLC Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2017	185,460,294	1	$—	$—	$1,830,025	$(986,186)	$(8,723)	$835,116	$90,063	$942,349	$1,867,528
Dilution impact of issuance of Class A shares	—	—	—	—	(23)	—	—	(23)	—	—	(23)
Equity issued in connection with Preferred shares offering	—	—	264,683	—	—	—	—	264,683	—	—	264,683
Adoption of new accounting guidance	—	—	—	—	—	22,901	—	22,901	—	—	22,901
Capital increase related to equity-based compensation	—	—	—	—	17,066	—	—	17,066	—	—	17,066
Capital contributions	—	—	—	—	—	—	—	—	28,701	—	28,701
Distributions	—	—	—	—	(87,074)	—	—	(87,074)	(2,124)	(96,956)	(186,154)
Payments related to issuances of Class A shares for equity-based awards	1,683,798	—	—	—	—	(20,597)	—	(20,597)	—	—	(20,597)
Exchange of AOG Units for Class A shares	500,000	—	—	—	3,152	—	—	3,152	—	(2,291)	861
Net income	—	—	—	—	—	145,196	—	145,196	3,384	206,450	355,030
Currency translation adjustments, net of tax	—	—	—	—	—	—	(3,140)	(3,140)	867	(6)	(2,279)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	12	12	—	14	26
Net income on available-for-sale securities	—	—	—	—	—	—	48	48	—	—	48
Balance at March 31, 2017	187,644,092	1	$264,683	$—	$1,763,146	$(838,686)	$(11,803)	$1,177,340	$120,891	$1,049,560	$2,347,791
Balance at January 1, 2018	195,267,669	1	$264,398	$—	$1,579,797	$(379,460)	$(1,809)	$1,462,926	$140,086	$1,294,784	$2,897,796
Adoption of new accounting guidance	—	—	—	—	—	(8,149)	—	(8,149)	—	(11,210)	(19,359)
Dilution impact of issuance of Class A shares	—	—	—	—	104	—	—	104	—	—	104
Equity issued in connection with Preferred shares offering	—	—	—	289,815	—	—	—	289,815	—	—	289,815
Capital increase related to equity-based compensation	—	—	—	—	28,312	—	—	28,312	—	—	28,312
Capital contributions	—	—	—	—	—	—	—	—	143,928	—	143,928
Distributions	—	—	(4,383)	—	(138,407)	—	—	(142,790)	(2,111)	(133,689)	(278,590)
Payments related to issuances of Class A shares for equity-based awards	1,879,695	—	—	—	—	(31,518)	—	(31,518)	—	—	(31,518)
Repurchase of Class A shares	(777,310)	—	—	—	(26,444)	—	—	(26,444)	—	—	(26,444)
Exchange of AOG Units for Class A shares	5,180,600	—	—	—	39,882	—	—	39,882	—	(32,828)	7,054
Net income (loss)	—	—	4,383	—	—	(62,645)	—	(58,262)	5,979	(57,065)	(109,348)
Currency translation adjustments, net of tax	—	—	—	—	—	—	1,001	1,001	2,975	1,044	5,020
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	13	13	—	14	27
Net loss on available-for-sale securities	—	—	—	—	—	—	(20)	(20)	—	(21)	(41)
Balance at March 31, 2018	201,550,654	1	$264,398	$289,815	$1,483,244	$(481,772)	$(815)	$1,554,870	$290,857	$1,061,029	$2,906,756

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$(109,348)	$355,030
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	35,525	23,107
Depreciation and amortization	3,877	4,385
Unrealized (gains) losses from investment activities	69,018	(35,035)
Principal investment (income) loss	12,994	(38,553)
Performance allocations	124,165	(352,593)
Change in fair value of contingent obligations	466	(3,663)
Deferred taxes, net	6,958	34,478
Other non-cash amounts included in net income (loss), net	(7,540)	621
Cash flows due to changes in operating assets and liabilities:
Incentive fees receivable	576	(2,733)
Due from related parties	(63,841)	(6,654)
Accounts payable and accrued expenses	12,675	14,705
Accrued compensation and benefits	(1,985)	1,503
Deferred revenue	17,978	(2,784)
Due to related parties	3,668	(7,048)
Profit sharing payable	(48,068)	103,139
Other assets and other liabilities, net	(9,037)	(6,470)
Cash distributions of earnings from principal investments	22,299	16,555
Cash distributions of earnings from performance allocations	148,658	154,561
Satisfaction of contingent obligations	(2,564)	(14,956)
Apollo Fund and VIE related:
Net realized and unrealized gains from investing activities and debt	(6,668)	(1,241)
Purchases of investments	(228,807)	(187,567)
Proceeds from sale of investments	72,229	120,882
Changes in other assets and other liabilities, net	(11,701)	53,933
Net Cash Provided by Operating Activities	$41,527	$223,602
Cash Flows from Investing Activities:
Purchases of fixed assets	$(2,174)	$(1,002)
Proceeds from sale of investments	28,315	—
Purchase of investments	(57,903)	—
Purchase of U.S. Treasury securities	(59,529)	—
Proceeds from maturities of U.S. Treasury securities	200,000	—
Cash contributions to equity method investments	(36,455)	(43,529)
Cash distributions from equity method investments	24,916	19,758
Issuance of related party loans	—	(5,434)
Repayment of related party loans	—	17,700
Other investing activities	45	(109)
Net Cash Provided by (Used in) Investing Activities	$97,215	$(12,616)
Cash Flows from Financing Activities:
Principal repayments of debt	$(300,000)	$—
Issuance of Preferred shares, net of issuance costs	289,815	264,683
Distributions to Preferred Shareholders	(4,383)	—
Issuance of debt	299,676	—
Purchase of Class A shares	(40,823)	(151)
Payments related to deliveries of Class A shares for RSUs	(31,518)	(20,597)
Distributions paid	(138,407)	(87,074)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(133,689)	(96,956)
Other financing activities	(3,352)	(1,939)
Apollo Fund and VIE related:
Principal repayment of debt	(1,073)	—
Distributions paid to Non-Controlling Interests in consolidated entities	(671)	(84)
Contributions from Non-Controlling Interests in consolidated entities	144,610	28,600
Net Cash Provided by Financing Activities	$80,185	$86,482
Net Increase in Cash and Cash Equivalents, Cash and Cash Equivalents Held at Consolidated Funds, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	218,927	297,468
Cash and Cash Equivalents, Cash Held at Consolidated Funds, Restricted Cash and Cash Held at Consolidated Variable Interest Entities, Beginning of Period	848,060	859,662
Cash and Cash Equivalents, Cash Held at Consolidated Funds, Restricted Cash and Cash Held at Consolidated Variable Interest Entities, End of Period	$1,066,987	$1,157,130
Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,234	$3,545
Interest paid by consolidated variable interest entities	4,457	1,776
Income taxes paid	3,750	2,733
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash distributions from equity method investments	$(24,185)	$(13,673)
Non-cash contributions of other investments, at fair value	194,003	13,304
Non-cash distributions of other investments, at fair value	(46,623)	—
Supplemental Disclosure of Non-Cash Financing Activities:
Capital increases related to equity-based compensation	$28,312	$17,066
Other non-cash financing activities	104	(33)
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$47,009	$861
Due to related parties	(39,955)	—
Additional paid in capital	(7,054)	(861)
Non-Controlling Interest in Apollo Operating Group	32,828	2,291

Reconciliation of Cash and Cash Equivalents, Cash and Cash Equivalents Held at Consolidated Funds, Restricted Cash and Cash Held at Consolidated Variable Interest Entities to the Condensed Consolidated Statements of Financial Condition:

Cash and cash equivalents	$988,284	$1,084,218
Cash and cash equivalents held at consolidated funds	3	7,880
Restricted cash	3,902	4,946
Cash held at consolidated variable interest entities	74,798	60,086
Total Cash and Cash Equivalents, Cash and Cash Equivalents Held at Consolidated Funds, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$1,066,987	$1,157,130

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

1. ORGANIZATION
Apollo Global Management, LLC (“AGM”, together with its consolidated subsidiaries, the “Company” or “Apollo”) is a global alternative investment manager whose predecessor was founded in 1990. Its primary business is to raise, invest and manage credit, private equity and real assets funds as well as strategic investment accounts, on behalf of pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. For these investment management services, Apollo receives management fees generally related to the amount of assets managed, transaction and advisory fees, incentive fees and performance allocations related to the performance of the respective funds that it manages. Apollo has three primary business segments:

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
As of March 31, 2018, the Company owned, through six intermediate holding companies, 49.9% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly-owned subsidiaries.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and certain of the Company’s other partners (the “Contributing Partners”) indirectly beneficially own interests in each of the partnerships that comprise the Apollo Operating Group (“AOG Units”). As of March 31, 2018, Holdings owned the remaining 50.1% of the economic interests in the Apollo Operating Group. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP for interim financial information and instructions to the Quarterly Report on Form 10-Q. The condensed consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting only of normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the annual financial statements included in the 2017 Annual Report.
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
Certain reclassifications, when applicable, have been made to the prior periods’ condensed consolidated financial statements and notes to conform to the current period’s presentation and are disclosed accordingly.

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
Assets and liabilities of the consolidated VIEs are primarily shown in separate sections within the condensed consolidated statements of financial condition. Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses are presented within net gains from investment activities of consolidated variable interest entities in the condensed consolidated statements of operations. The portion attributable to Non-Controlling Interests is reported within net (income) loss attributable to Non-Controlling Interests in the condensed consolidated statements of operations. For additional disclosures regarding VIEs, see note 5.
Under the voting interest model, Apollo consolidates those entities it controls through a majority voting interest. Apollo does not consolidate those VOEs in which substantive kick-out rights have been granted to the unrelated investors to either dissolve the fund or remove the general partner.
Cash and Cash Equivalents
Apollo considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include money market funds and U.S. Treasury securities with original maturities of three months or less when purchased. Interest income from cash and cash equivalents is recorded in interest income in the condensed consolidated statements of operations. The carrying values of the money market funds and U.S. Treasury securities was $680.4 million and $404.7 million as of March 31, 2018 and December 31, 2017, respectively, which approximate their fair values due to their short-term nature and are categorized as Level I within the fair value hierarchy. Substantially all of the Company’s cash on deposit is in interest bearing accounts with major financial institutions and exceed insured limits.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

U.S. Treasury securities, at fair value
U.S. Treasury securities, at fair value includes U.S. Treasury bills with original maturities greater than three months when purchased. These securities are recorded at fair value. Interest income on such securities is separately presented from the overall change in fair value and is recognized in interest income in the condensed consolidated statements of operations. Any remaining change in fair value of such securities, that is not recognized as interest income, is recognized in net gains (losses) from investment activities in the condensed consolidated statements of operations.
Fair Value of Financial Instruments
Apollo has elected the fair value option for the Company’s investment in Athene Holding, Athora Holding, the assets and liabilities of certain of its consolidated VIEs (including CLOs), the Company’s U.S. Treasury securities with original maturities greater than three months when purchased, and certain of the Company’s other investments. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition.
The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.
Except for the Company’s debt obligations, financial instruments are generally recorded at fair value or at amounts whose carrying values approximate fair value. The actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based.
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
Equity Method Investments
For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation and for which the Company has not elected the fair value option, the Company uses the equity method of accounting, whereby the Company records its share of the underlying income or loss of such entities. The Company’s share of the underlying net income or loss of such entities is recorded in principal investment income (loss) in the condensed consolidated statements of operations.
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
Financial Instruments held by Consolidated VIEs
The Company measures both the financial assets and financial liabilities of the consolidated CLOs in its condensed consolidated financial statements using the fair value of the financial assets of the consolidated CLOs, which are more observable than the fair value of the financial liabilities of the consolidated CLOs. As a result, the financial assets of the consolidated CLOs are measured at fair value and the financial liabilities are measured in consolidation as: (i) the sum of the fair value of the financial assets and the carrying value of any non-financial assets that are incidental to the operations of the CLOs less (ii) the sum of the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interest retained by the Company) using a reasonable and consistent methodology. Under the measurement alternative, net (income) loss attributable to Apollo Global Management, LLC reflects the Company’s own economic interests in the consolidated CLOs including (i) changes in the fair value of the beneficial interests retained by the Company and (ii) beneficial interests that represent compensation for collateral management services.
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
Deferred Revenue
Apollo records deferred revenue, which is a type of contract liability, when consideration is received in advance of management services provided.
Apollo also earns management fees subject to the Management Fee Offset (described below). When advisory and transaction fees are earned by the management company, the Management Fee Offset reduces the management fee obligation of the fund. When the Company receives cash for advisory and transaction fees, a certain percentage of such advisory and/or transaction fees, as applicable, is allocated as a credit to reduce future management fees, otherwise payable by such fund. Such credit is recorded as deferred revenue in the condensed consolidated statements of financial condition. A portion of any excess advisory

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

and transaction fees may be required to be returned to the limited partners of certain funds upon such fund’s liquidation. As the management fees earned by the Company are presented on a gross basis, any Management Fee Offsets calculated are presented as a reduction to advisory and transaction fees in the condensed consolidated statements of operations.
Additionally, Apollo earns advisory fees pursuant to the terms of the advisory agreements with certain of the portfolio companies that are owned by the funds Apollo manages. When Apollo receives a payment from a portfolio company that exceeds the advisory fees earned at that point in time, the excess payment is recorded as deferred revenue in the condensed consolidated statements of financial condition. The advisory agreements with the portfolio companies vary in duration and the associated fees are received monthly, quarterly or annually. Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $117.6 million of revenue recognized during the three months ended March 31, 2018 that was previously deferred as of January 1, 2018.
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
Revenues
The Company’s revenues are reported in four separate categories that include (i) management fees; (ii) advisory and transaction fees, net; (iii) investment income (loss) which is comprised of two subcomponents: (1) performance allocations and (2) principal investment income (loss); and (iv) incentive fees.
On January 1, 2018, the Company adopted new revenue guidance issued by the FASB for recognizing revenue from contracts with customers. The new revenue guidance requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services (i.e., the transaction price). When determining the transaction price under the new revenue guidance, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. The new revenue guidance also requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.
The Company has concluded that its management fees, advisory and transaction fees, and incentive fees are within the scope of the new revenue guidance. For incentive fees, the new revenue guidance delays the timing of certain revenues compared to the prior accounting treatment. These amounts were previously recognized in carried interest income in the condensed consolidated statements of operations and are now recognized separately within its own line, incentive fees.
Effective January 1, 2018, the Company implemented a change in accounting principle for performance allocations to be accounted for under guidance applicable to equity method investments, and therefore not within the scope of the new revenue guidance. The accounting change does not change the timing or amount of revenue recognized related to performance allocation arrangements. These amounts were previously recognized within carried interest income in the condensed consolidated statements of operations and carried interest receivable within the condensed consolidated statements of financial condition. As a result of the change in accounting principle, the Company recognizes performance allocations within investment income along with the related principal investment income (loss) (as described further below) in the condensed consolidated statements of operations and within the investments line in the condensed consolidated statements of financial condition. The Company applied this change in accounting principle on a full retrospective basis.
The new revenue guidance was adopted on a modified retrospective basis. The adoption of the new revenue guidance did not have a material impact on the Company. In connection with the adoption of the new revenue guidance, the Company recorded a cumulative effect adjustment to total shareholders’ equity as of January 1, 2018 in the amount of $19.4 million net of

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

taxes. Prior periods have not been recast to reflect the new revenue guidance. Accordingly, prior periods reflect recognition under the previous guidance whereby incentive fees were recorded on an assumed liquidation basis at each reporting date. Refer to disclosures below for additional information on each of the Company’s revenue streams.
Management Fees
Management fees for funds are recognized over time during the periods in which the related services are performed in accordance with the contractual terms of the related agreement. Management fees are generally based on (1) a percentage of the capital committed during the commitment period, and thereafter based on the remaining invested capital of unrealized investments, or (2) net asset value, gross assets or as otherwise defined in the respective agreements. Included in management fees are certain expense reimbursements where the Company is considered the principal under the agreements and is required to record the expense and related reimbursement revenue on a gross basis.
Advisory and Transaction Fees, Net
Advisory fees, including monitoring fees and directors’ fees, are generally recognized over time as the underlying services are provided in accordance with the contractual terms of the related agreement. The Company receives such fees in exchange for ongoing management consulting, monitoring, and oversight of portfolio company operations. Transaction fees, including structuring fees and arranging fees are generally recognized at a point in time when the underlying services rendered are complete.
The amounts due from portfolio companies are recorded in due from related parties, which is discussed further in note 13. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Advisory and transaction fees are presented net of the Management Fee Offset in the condensed consolidated statements of operations.
Underwriting fees, which are also included within advisory and transaction fees, net, include gains, losses and fees, arising from securities offerings in which one of the Company’s subsidiaries participates in the underwriter syndicate. Underwriting fees are recognized at a point in time when the underwriting is completed. Underwriting fees recognized but not received are recorded in other assets on the condensed consolidated statements of financial condition.
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
Investment Income (Loss)
Investment income (loss) is comprised of two subcomponents: (1) performance allocations and (2) principal investment income (loss).
Performance Allocations
Performance allocations are a type of performance revenue (i.e., income earned based on the extent to which an entity’s performance exceeds predetermined thresholds). Performance allocations are generally structured from a legal standpoint as an allocation of capital in which the asset manager’s capital account receives allocations of the returns of an entity when those returns exceed predetermined thresholds. The determination of which performance revenues are considered performance allocations is primarily based on the terms of an agreement with the entity.
As noted above, as a result of a change in accounting principle, the Company recognizes performance allocations within investment income (loss) along with the related principal investment income (loss) (as described further below) in the

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

condensed consolidated statements of operations and within the investments line in the condensed consolidated statements of financial condition.
Principal Investment Income (Loss)
Principal investment income (loss) includes the Company’s income or loss from equity method investments and certain other investments in entities in which the Company is generally eligible to receive performance allocations. Income from equity method investments includes the Company’s share of net income or loss generated from its investments, which are not consolidated, but in which the Company exerts significant influence. Prior to the change in accounting principle noted above, income from equity method investments was included within other income in the condensed consolidated statements of operations. All prior periods have been conformed to reflect this change in presentation.
Incentive Fees
Incentive fees are a type of performance revenue. Incentive fees differ from performance allocations in that incentive fees do not represent an allocation of capital but rather a contractual fee arrangement with the entity.
Incentive fees are considered a form of variable consideration under the new guidance as they are subject to clawback or reversal and therefore must be deferred until the fees are probable to not be significantly reversed. Accrued but unpaid incentive fees are reported within incentive fees receivable in the Company’s condensed consolidated statements of financial condition. As noted earlier, prior to the adoption of the new revenue guidance, incentive fees were recognized on an assumed liquidation basis. The Company’s incentive fees primarily relate to the credit segment and are generally received from the management of CLOs, managed accounts and AINV.
As it relates to AINV, incentive fees include a quarterly fee on the pre-incentive fee net investment income (“AINV Part I Fees”) of AINV. For purposes of the AINV Part I Fees, the net investment income of AINV includes interest income, dividend income and certain other income but excludes any realized and unrealized capital gains or losses. Such AINV Part I Fees are paid quarterly and are not subject to repayment. Therefore, the recognition of these fees are not impacted by the adoption of the new revenue guidance.
Compensation and Benefits
Equity-Based Compensation
Equity-based awards granted to employees as compensation are measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are expensed over the relevant service period. In addition, the Company provides for the vesting of certain restricted stock units (“RSUs”) subject to continued employment and certain performance metrics being achieved. In accordance with U.S. GAAP, equity-based compensation expense for such awards is recognized over the requisite service period to the extent the performance metrics are met or deemed probable. Equity-based awards granted to non-employees for services provided to related parties are remeasured to fair value at the end of each reporting period and expensed over the relevant service period. The Company accounts for forfeitures of equity-based awards when they occur.
Profit Sharing
Profit sharing expense and profit sharing payable primarily consist of a portion of performance allocations and incentive fees (collectively, “performance revenues”) earned from certain funds that are allocated to employees, former employees and Contributing Partners. Profit sharing amounts are recognized as the related performance revenues are earned. Accordingly, profit sharing amounts can be reversed during periods when there is a decline in performance revenues that were previously recognized.
Profit sharing amounts are generally not paid until the related performance revenue is distributed to the general partner upon realization of the fund’s investments. Under certain profit sharing arrangements, a portion of the performance revenue distributed to the general partner is allocated by issuance of restricted shares, rather than cash to employees. Prior to distribution of the performance revenue to the general partner, the Company records the value of the restricted shares expected to be granted in other assets and other liabilities within the condensed consolidated statements of financial condition. Such shares are recorded as equity-based compensation expense over the relevant service period.
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
The Company has a performance-based incentive arrangement for certain Apollo partners and employees designed to more closely align compensation on an annual basis with the overall realized performance of the Company. This arrangement enables certain partners and employees to earn discretionary compensation based on performance revenue earned by the Company in a given year, which amounts are reflected in profit sharing expense in the accompanying condensed consolidated financial statements.
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
Use of Estimates
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Apollo’s most significant estimates include goodwill, intangible assets, income taxes, performance allocations, incentive fees, contingent consideration obligation related to an acquisition, non-cash compensation, and fair value of investments and debt. Actual results could differ materially from those estimates.
Recent Accounting Pronouncements
In February 2016, the FASB issued guidance that amends the accounting for leases. The amended guidance requires recognition of a lease asset and a lease liability by lessees for leases classified as operating leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from existing guidance. The amended guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018. Early application is permitted for all entities.
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
In November 2016, the FASB issued guidance to reduce diversity in practice in the classification and presentation of changes in restricted cash on the statements of cash flows. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. Entities will also be required to reconcile such total to amounts on the Company’s condensed consolidated statements of financial condition and disclose the nature of the restrictions. The guidance is effective for interim and annual periods beginning after December 15, 2017. The Company adopted the standard beginning January 1, 2018 using a retrospective transition method to each period presented. Upon adoption of this standard restricted cash and cash and cash equivalents held at consolidated variable interest entities are included within the beginning of period and end of period balances in the Company’s condensed consolidated statements of cash flows. Refer to the Company’s condensed consolidated statements of cash flows for the impact of this standard.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

In January 2017, the FASB issued guidance that changes the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for interim and annual periods beginning after December 15, 2017. The adoption of this standard did not have an impact on the condensed consolidated financial statements of the Company.
In January 2017, the FASB issued guidance to simplify the test for goodwill impairment. The new guidance removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment (Step 2). Under the new guidance, a goodwill impairment is calculated as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in the reporting unit. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be performed prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The guidance is not expected to have an impact on the condensed consolidated financial statements of the Company.
3. INVESTMENTS
The following table represents Apollo’s investments:

	As of March 31, 2018	As of December 31, 2017
Investments, at fair value	$986,016	$866,998
Equity method investments	816,594	863,906
Performance allocations	1,396,075	1,828,930
Total Investments	$3,198,685	$3,559,834
Investments, at Fair Value
Investments, at fair value, consist of investments for which the fair value option has been elected and primarily include the Company’s investment in Athene Holding and investments in debt of unconsolidated CLOs. Changes in the fair value related to these investments are presented in net gains from investment activities except for certain investments which the Company is entitled to receive performance allocations. For those investments, changes in fair value are presented in principal investment income.
The Company’s investment in Athene Holding, for which the fair value option was elected, met the significance criteria as defined by the SEC for the three months ended March 31, 2018. As such, the following table presents summarized financial information of Athene Holding:

	For the Three Months Ended March 31,
	2018(1)	2017
	(in millions)
Statements of Operations
Revenues	$3,872	$1,619
Expenses	3,374	1,213
Income before income tax provision	498	406
Income tax provision	34	22
Net income available to Athene common shareholders	$464	$384

(1)
The financial statement information for the three months ended March 31, 2018 is presented a quarter in arrears and is comprised of the financial information for the three months ended December 31, 2017, which represents the latest available financial information as of the date of this report.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Net Gains (Losses) from Investment Activities
The following table presents the realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	For the Three Months Ended March 31,
	2018	2017
Realized gains on sales of investments, net	$66	$—
Net change in unrealized gains (losses) due to changes in fair value	(67,199)	34,517
Net gains (losses) from investment activities	$(67,133)	$34,517
Equity Method Investments
Apollo’s equity method investments include its investments in the credit, private equity and real assets funds it manages, which are not consolidated, but in which the Company exerts significant influence. Apollo’s share of net income generated by these investments is recorded in principal investment income (loss) in the condensed consolidated statements of operations.
Equity method investments consisted of the following:

	Equity Held as of
	March 31, 2018	(4)	December 31, 2017	(4)
Credit(1)(2)	$325,892		$325,267
Private Equity(1)	462,228		509,707
Real Assets	28,474		28,932
Total equity method investments(3)	$816,594		$863,906

(1)
As of March 31, 2018, equity method investments include MidCap (Credit) and Fund VIII (Private Equity) of $80.2 million and $363.1 million, respectively, representing an ownership percentage of 4.2% and 2.2%, respectively. As of December 31, 2017, equity method investments include MidCap (Credit) and Fund VIII (Private Equity) of $79.6 million and $385.7 million, respectively, representing an ownership percentage of 4.2% and 2.2%, respectively.

(2)
The equity method investment in AINV was $55.4 million and $56.5 million as of March 31, 2018 and December 31, 2017, respectively. The value of the Company’s investment in AINV was $46.3 million and $50.2 million based on the quoted market price as of March 31, 2018 and December 31, 2017, respectively.

(3)	Certain funds invest across multiple segments. The presentation in the table above is based on the classification of the majority of such funds’ investments.

(4)	Some amounts included are a quarter in arrears.
Performance Allocations
Performance allocations from private equity, credit and real assets funds consisted of the following:

	As of March 31, 2018	As of December 31, 2017
Private Equity	$966,551	$1,404,777
Credit	404,395	395,340
Real Assets	25,129	28,813
Total performance allocations	$1,396,075	$1,828,930
The table below provides a roll forward of the performance allocations balance:

	Private Equity		Credit	Real Assets	Total
Performance allocations, January 1, 2018	$1,404,777		$395,340	$28,813	$1,828,930
Change in fair value of funds	(153,630)		39,511	(198)	(114,317)
Fund distributions to the Company	(284,596)	(1)	(30,456)	(3,486)	(318,538)
Performance allocations, March 31, 2018	$966,551		$404,395	$25,129	$1,396,075

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(1)	Includes realized performance allocations of $169.9 million from AP Alternative Assets, L.P. (“AAA”), settled in the form of Athene shares.
The change in fair value of funds excludes the reversal of previously realized performance allocations due to the general partner obligation to return previously distributed performance allocations, which is recorded in due to related parties in the consolidated statements of financial condition. See note 13 for further disclosure regarding the general partner obligation.
The timing of the payment of performance allocations due to the general partner or investment manager varies depending on the terms of the applicable fund agreements. Generally, performance allocations with respect to the private equity funds and certain credit and real assets funds is payable and is distributed to the fund’s general partner upon realization of an investment if the fund’s cumulative returns are in excess of the preferred return.
4. PROFIT SHARING PAYABLE
Profit sharing payable consisted of the following:

	As of March 31, 2018	As of December 31, 2017
Credit	$262,138	$265,791
Private Equity	372,065	475,556
Real Assets	10,680	10,929
Total profit sharing payable	$644,883	$752,276
The table below provides a roll forward of the profit sharing payable balance:

	Private Equity		Credit	Real Assets	Total
Profit sharing payable, January 1, 2018	$475,556		$265,791	$10,929	$752,276
Profit sharing expense	(32,036)		22,697	496	(8,843)
Payments/other(1)	(71,455)	(2)	(26,350)	(745)	(98,550)
Profit sharing payable, March 31, 2018	$372,065		$262,138	$10,680	$644,883

(1)	Includes $10.6 million associated with the adoption of new revenue recognition accounting guidance, as discussed in note 2.

(2)	Includes $46.6 million associated with profit sharing expense related to AAA that were settled in the form of Athene shares.
Profit sharing expense includes (i) changes in amounts payable to employees and former employees entitled to a share of performance revenues in Apollo’s funds and (ii) changes to the fair value of the contingent consideration obligations recognized in connection with certain Apollo acquisitions. Profit sharing expense excludes the potential return of profit sharing distributions that would be due if certain funds were liquidated, which is recorded in due from related parties in the consolidated statements of financial condition. See note 13 for further disclosure regarding the potential return of profit sharing distributions.
As discussed in note 2, under certain profit sharing arrangements, a portion of the performance revenues distributed to the general partner is allocated by issuance of restricted shares, rather than cash to employees. Prior to distribution of the performance revenues to the general partner, the Company records the value of the restricted shares expected to be granted in other assets and other liabilities within the condensed consolidated statements of financial condition. See note 7 for further disclosure regarding deferred equity-based compensation.
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
Certain CLOs are consolidated by Apollo as the Company is considered to hold a controlling financial interest through direct and indirect interests in these CLOs exclusive of management and performance-based fees received. Through its role as collateral manager of these VIEs, the Company determined that Apollo has the power to direct the activities that most significantly impact the economic performance of these VIEs. These CLOs were formed for the sole purpose of issuing collateralized notes to investors. The assets of these VIEs are primarily comprised of senior secured loans and the liabilities are primarily comprised of debt.
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

	For the Three Months Ended March 31,
	2018	(1)	2017	(1)
Net gains from investment activities	$5,322		$1,990
Net gains (losses) from debt	1,350		(883)
Interest and other income	9,579		7,822
Interest and other expenses	(9,719)		(4,821)
Net gains from investment activities of consolidated variable interest entities	$6,532		$4,108

(1)	Amounts reflect consolidation eliminations.
Senior Secured Notes, Subordinated Notes and Secured Borrowings
Included within debt are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs:

	As of March 31, 2018				As of December 31, 2017
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)	$827,058	1.67%		11.9	$806,603	1.68%		12.2
Subordinated Notes(2)	102,856	N/A	(1)	22.2	100,188	N/A	(1)	22.4
Secured Borrowings(2)(3)	109,438	3.24%		9.1	109,438	2.70%		9.3
Total	$1,039,352				$1,016,229

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.

(2)
The debt of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. The fair value of the debt and collateralized assets of the Senior Secured Notes, Subordinated Notes and Secured Borrowings are presented below:

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of March 31, 2018	As of December 31, 2017
Debt at fair value	$1,026,012	$1,002,063
Collateralized assets	$1,499,872	$1,328,586

(3)
Secured borrowings consist of a consolidated VIE’s obligation through a repurchase agreement redeemable at maturity with a third party lender. The fair value of the secured borrowings as of March 31, 2018 and December 31, 2017 was $109.4 million.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of March 31, 2018, the Company was not aware of any instances of non-compliance with any of these covenants.
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

	As of March 31, 2018	As of December 31, 2017
Assets:
Cash	$186,767	$254,791
Investments	4,463,148	6,230,397
Receivables	41,649	36,601
Total Assets	$4,691,564	$6,521,789

Liabilities:
Debt and other payables	$3,129,631	$3,285,263
Total Liabilities	$3,129,631	$3,285,263

Apollo Exposure(1)	$223,814	$252,605

(1)
Represents Apollo’s direct investment in those entities in which Apollo holds a significant variable interest and certain other investments. Additionally, cumulative performance allocations are subject to reversal in the event of future losses, as discussed in note 14.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

6. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of March 31, 2018
	Level I	Level II	Level III	Total	Cost
Assets
U.S. Treasury securities, at fair value	$225,510	$—	$—	$225,510	$223,342
Investments, at fair value:
Investment in Athene Holding	194,164	688,713	—	882,877	510,784
Other investments	—	45,847	30,758	76,605	71,933
Investment in Athora Holding	—	—	26,534	26,534	26,534
Total investments, at fair value	194,164	734,560	57,292	986,016	609,251
Investments of VIEs, at fair value	—	1,088,761	293,260	1,382,021
Investments of VIEs, valued using NAV	—	—	—	4,047
Total investments of VIEs, at fair value	—	1,088,761	293,260	1,386,068
Derivative assets(1)	—	172	—	172
Total Assets	$419,674	$1,823,493	$350,552	$2,597,766

Liabilities
Liabilities of VIEs, at fair value	$—	$1,026,012	$—	$1,026,012
Contingent consideration obligations(2)	—	—	90,500	90,500
Derivative liabilities(1)	—	1,812	—	1,812
Total Liabilities	$—	$1,027,824	$90,500	$1,118,324

	As of December 31, 2017
	Level I	Level II	Level III	Total	Cost
Assets
U.S. Treasury securities, at fair value	$364,649	$—	$—	$364,649	$363,812
Investments, at fair value:
Investment in Athene Holding	—	802,985	—	802,985	387,526
Other investments	205	28,107	35,701	64,013	61,179
Total investments, at fair value	205	831,092	35,701	866,998	448,705
Investments of VIEs, at fair value	—	1,058,999	132,348	1,191,347
Investments of VIEs, valued using NAV	—	—	—	4,843
Total investments of VIEs, at fair value	—	1,058,999	132,348	1,196,190
Derivative assets(1)	—	478	—	478
Total Assets	$364,854	$1,890,569	$168,049	$2,428,315

Liabilities
Liabilities of VIEs, at fair value	$—	$1,002,063	$12,620	$1,014,683
Contingent consideration obligations(2)	—	—	92,600	92,600
Derivative liabilities(1)	—	1,537	—	1,537
Total Liabilities	$—	$1,003,600	$105,220	$1,108,820

(1)	Derivative assets and derivative liabilities are presented as a component of Other assets and Other liabilities, respectively, in the condensed consolidated statements of financial condition.

(2)	Profit sharing payable include contingent obligations classified as Level III.

There were no transfers of financial assets or liabilities between Level I and Level II for the three months ended March 31, 2018 and 2017.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables summarize the changes in financial assets measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended March 31, 2018
	Investment in Athora Holding	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$—	$35,701	$132,348	$168,049
Purchases	26,534	39,228	142,487	208,249
Sale of investments/distributions	—	(28,315)	(11,661)	(39,976)
Net realized gains (losses)	—	413	(1,160)	(747)
Changes in net unrealized gains (losses)	—	(215)	8,909	8,694
Cumulative translation adjustment	—	1,686	3,554	5,240
Transfer into Level III(1)	—	—	18,783	18,783
Transfer out of Level III(1)	—	(17,740)	—	(17,740)
Balance, End of Period	$26,534	$30,758	$293,260	$350,552
Change in net unrealized losses included in net gains (losses) from investment activities related to investments still held at reporting date	$—	$(217)	$—	$(217)
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	—	6,950	6,950

	For the Three Months Ended March 31, 2017
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$45,721	$92,474	$138,195
Purchases	—	43,449	43,449
Sale of investments/distributions	—	(12,088)	(12,088)
Net realized gains (losses)	(14)	48	34
Changes in net unrealized gains (losses)	(61)	3,002	2,941
Cumulative translation adjustment	536	890	1,426
Transfer into Level III(1)	60	9,569	9,629
Balance, End of Period	$46,242	$137,344	$183,586
Change in net unrealized losses included in net gains (losses) from investment activities related to investments still held at reporting date	$(75)	$—	$(75)
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	2,873	2,873

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
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table summarizes the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended March 31,
	2018			2017
	Liabilities of Consolidated VIEs & Apollo Funds	Contingent Consideration Obligations	Total	Liabilities of Consolidated VIEs & Apollo Funds	Contingent Consideration Obligations	Total
Balance, Beginning of Period	$12,620	$92,600	$105,220	$11,055	$106,282	$117,337
Additions	—	—	—	97	—	97
Payments	(12,620)	(2,564)	(15,184)	(59)	(14,956)	(15,015)
Net realized gains	—	—	—	(9)	—	(9)
Changes in net unrealized gains (losses)(1)	—	464	464	143	(3,663)	(3,520)
Balance, End of Period	$—	$90,500	$90,500	$11,227	$87,663	$98,890
Change in net unrealized gains (losses) included in net gains from investment activities of consolidated VIEs related to liabilities still held at reporting date	$—	$—	$—	$139	$—	$139

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.
The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy:

	As of March 31, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investment in Athora Holding	$26,534	Cost(1)	N/A	N/A	N/A
Other investments	4,941	Third Party Pricing	N/A	N/A	N/A
	25,817	Cost(1)	N/A	N/A	N/A
Investments of consolidated VIEs:
Corporate loans/bonds/CLO notes	18,782	Third party pricing	N/A	N/A	N/A
Equity securities	274,478	Book value multiple	Book value multiple	0.75x	0.75x
		Discounted cash flow	Discount rate	13.2%	13.2%
Total investments of consolidated VIEs	293,260
Total Financial Assets	$350,552
Financial Liabilities
Contingent consideration obligation	$90,500	Discounted cash flow	Discount rate	17.8%	17.8%
Total Financial Liabilities	$90,500

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of December 31, 2017
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Other investments	$20,641	Third party pricing	N/A	N/A	N/A
	15,060	Cost(1)	N/A	N/A	N/A
Investments of consolidated VIEs:
Corporate loans/bonds/CLO notes	6,824	Third party pricing	N/A	N/A	N/A
Equity securities	125,524	Book value multiple	Book value multiple	0.71x	0.71x
		Discounted cash flow	Discount rate	13.4%	13.4%
Total investments of consolidated VIEs	132,348
Total Financial Assets	$168,049
Financial Liabilities
Liabilities of consolidated VIEs	$12,620	Other	N/A	N/A	N/A
Contingent consideration obligation	92,600	Discounted cash flow	Discount rate	17.3%	17.3%
Total Financial Liabilities	$105,220
(1)    The valuation technique used is cost as it approximates the fair value of the investment.
Fair Value Measurement of Investment in Athene Holding
As of March 31, 2018 the fair value of Apollo’s Level I investment in Athene Holding was estimated using the closing market price of Athene Holding shares of $47.81. As of March 31, 2018 and December 31, 2017 the fair value of Apollo’s Level II investment in Athene Holding was estimated using the closing market price of Athene Holding shares of $47.81 and $51.71, respectively, less a discount due to a lack of marketability (“DLOM”) of 4.6% and 4.0%, respectively, as applicable. The DLOM was derived based on the average remaining lock up restrictions on the shares of Athene Holding held by Apollo (8.3 months and 11.3 months as of March 31, 2018 and December 31, 2017, respectively) and the estimated volatility in such shares of Athene Holding. Due to the limited trading history in Athene Holding shares, the historical share price volatility of a representative set of Athene Holding’s publicly traded insurance peers was calculated over a period equivalent to the remaining average lock up on the shares of Athene Holding held by Apollo and used as a proxy to estimate the projected volatility in Athene Holding’s shares.
Apollo uses the closing market price of shares of Athene Holding, adjusted for a DLOM in order to reflect the post initial public offering (“IPO”) sales restriction on such shares of Athene Holding, to value the opportunistic investment in Athene Holding. The DLOM is calculated based on the remaining length of such sales restrictions and the estimated market price volatility of the associated shares.
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
Consolidated VIEs
Investments
As of March 31, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurement of the equity securities include the discount rate applied and the book value multiples applied in the valuation models. These unobservable inputs in isolation can cause significant increases or decreases in fair value. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. When a comparable multiple model is used to determine fair value, the comparable multiples are generally multiplied by the underlying companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) to establish the total enterprise value of the company. The comparable multiple is determined based on the implied trading multiple of public industry peers.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Liabilities
As of March 31, 2018 and December 31, 2017, the debt obligations of the consolidated CLOs were measured on the basis of the fair value of the financial assets of the CLOs as the financial assets were determined to be more observable and, as a result, categorized as Level II in the fair value hierarchy.
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
Private Equity Investments
The fair value of liquid investments in Apollo’s private equity funds, where the primary market is an exchange (whether foreign or domestic) is determined using period end market prices. Such prices are generally based on the close price on the date of determination.
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
Certain of the credit, private equity, and real assets funds may also enter into foreign currency exchange contracts, total return swap contracts, credit default swap contracts, and other derivative contracts, which may include options, caps, collars and floors. Foreign currency exchange contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. If securities are held at the end of the period, the changes in value are recorded in income as unrealized. Realized gains or losses are recognized when contracts are settled. Total return swap and credit default swap contracts are recorded at fair value as an asset or liability with changes in fair value recorded as unrealized appreciation or depreciation. Realized gains or losses are recognized at the termination of the contract based on the difference between the close-out price of the total return or credit default swap contract and the original contract price. Forward contracts are valued based on market rates obtained from counterparties or prices obtained from recognized financial data service providers.
7. OTHER ASSETS
Other assets consisted of the following:

	As of March 31, 2018	As of December 31, 2017
Fixed assets	$101,345	$102,694
Less: Accumulated depreciation and amortization	(82,885)	(83,510)
Fixed assets, net	18,460	19,184
Prepaid expenses	174,137	189,542
Tax receivables	8,646	9,236
Other	6,927	13,795
Total Other Assets	$208,170	$231,757
Prepaid expenses includes $116.3 million and $135.0 million as of March 31, 2018 and December 31, 2017, respectively, of deferred equity-based compensation related to the value of the restricted shares that have been or are expected to be granted in connection with the settlement of certain profit sharing arrangements. A corresponding amount for awards expected to be granted of $96.0 million and $124.3 million, as of March 31, 2018 and December 31, 2017, respectively, is included in other liabilities on the condensed consolidated statements of financial condition.
Depreciation expense for the three months ended March 31, 2018 and 2017 was $2.1 million and $2.3 million, respectively, and is presented as a component of general, administrative and other expense in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

8. INCOME TAXES
The Company’s income tax provision totaled $8.6 million and $39.2 million for the three months ended March 31, 2018 and 2017, respectively. The Company’s effective tax rate was approximately (8.5)% and 9.9% for the three months ended March 31, 2018 and 2017, respectively.
The Tax Cuts and Jobs Act (the “TCJA”) was signed into law on December 22, 2017 and includes a broad range of tax reforms including a reduction in the corporate income tax rate to 21% from 35% effective January 1, 2018. In situations where the accounting for the income tax effects of the TJCA are incomplete by the time the company issues its financial statements (but the company can determine a reasonable estimate for those effects), the company can report provisional amounts that would be subject to adjustment during a measurement period until the accounting is complete. These amounts are subject to change as we obtain information necessary to complete the calculations. We will recognize any changes to the provisional amounts as we refine our estimates. We expect to complete our analysis of the provisional items during the second half of 2018. The effects of other provisions of the TCJA are not expected to have a material impact on our condensed consolidated financial statements.
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
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of March 31, 2018, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2014 through 2017 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax return of certain subsidiaries for the 2011 tax year. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2016.
The Company has recorded a deferred tax asset for the future amortization of tax basis intangibles as a result of the 2007 Reorganization. The Company recorded additional deferred tax assets as a result of the step-up in tax basis of intangibles from subsequent exchanges of AOG Units for Class A shares. A related tax receivable agreement liability is recorded in due to related parties in the condensed consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among APO Corp., the Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 13). The benefit the Company obtains from the difference in the tax asset recognized and the related liability results in an increase to additional paid in capital. The amortization period for these tax basis intangibles is 15 years and the deferred tax assets will reverse over the same period.
The table below presents the impact to the deferred tax asset, tax receivable agreement liability and additional paid in capital related to the exchange of AOG Units for Class A shares.

Exchange of AOG Units for Class A shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Three Months Ended March 31, 2018	$47,009	$39,955	$7,054
For the Three Months Ended March 31, 2017	$861	$—	$861

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

9. DEBT
Debt consisted of the following:

	As of March 31, 2018				As of December 31, 2017
	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate
2013 AMH Credit Facilities - Term Facility(1)	$—	$—		N/A	$299,655	$298,875	(3)	2.33%
2024 Senior Notes(1)	496,023	502,911	(4)	4.00%	495,860	511,096	(4)	4.00
2026 Senior Notes(1)	495,806	512,523	(4)	4.40	495,678	525,273	(4)	4.40
2048 Senior Notes(1)	296,839	307,226	(4)	5.00	—	—		—
2014 AMI Term Facility I(2)	16,805	16,912	(3)	2.00	16,399	16,482	(3)	2.00
2014 AMI Term Facility II(2)	19,011	19,108	(3)	1.75	18,548	18,605	(3)	1.75
2016 AMI Term Facility I(2)	20,914	20,914	(3)	1.40	20,372	20,372	(3)	1.75
2016 AMI Term Facility II(2)	16,313	16,340	(3)	2.00	15,890	15,931	(3)	2.00
Total Debt	$1,361,711	$1,395,934			$1,362,402	$1,406,634

(1)	Includes amortization of note discount, as applicable. Outstanding balance is presented net of unamortized debt issuance costs:

	As of March 31, 2018	As of December 31, 2017
2013 AMH Credit Facilities - Term Facility	$—	$345
2024 Senior Notes	3,360	3,498
2026 Senior Notes	3,834	3,951
2048 Senior Notes	2,837	—

(2)	Apollo Management International LLP (“AMI”), a subsidiary of the Company, entered into five year credit agreements to fund the Company’s investment in certain European CLOs it manages.

Facility	Date	Loan Amount
2014 AMI Term Facility I	July 3, 2014	€13,636
2014 AMI Term Facility II	December 9, 2014	€15,425
2016 AMI Term Facility I	January 18, 2016	€16,970
2016 AMI Term Facility II	June 22, 2016	€13,236

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
In connection with the issuance of the 2024 Senior Notes, the 2026 Senior Notes and the 2048 Senior Notes (as defined below), $250 million of the proceeds, $200 million of the proceeds, and $300 million of the proceeds, respectively, were used to

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

repay the entire remaining amount of the Term Facility. The Revolver Facility is to remain available until its maturity, and any undrawn revolving commitments bear a commitment fee. The commitment fee on the $500 million undrawn Revolver Facility as of March 31, 2018 was 0.125%.
Borrowings under the Revolver Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. In addition, the Borrowers may incur incremental facilities in respect of the Revolver Facility and the Term Facility in an aggregate amount not to exceed $500 million plus additional amounts so long as the Borrowers are in compliance with a net leverage ratio not to exceed 3.75 to 1.00. As of March 31, 2018 and December 31, 2017, the Revolver Facility was undrawn.
2024 Senior Notes—On May 30, 2014, AMH issued $500 million in aggregate principal amount of its 4.000% Senior Notes due 2024 (the “2024 Senior Notes”), at an issue price of 99.722% of par. Interest on the 2024 Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The 2024 Senior Notes will mature on May 30, 2024. The discount is amortized into interest expense on the condensed consolidated statements of operations over the term of the 2024 Senior Notes. The face amount of $500 million related to the 2024 Senior Notes is the amount for which the Company is obligated to settle the 2024 Senior Notes.
2026 Senior Notes—On May 27, 2016, AMH issued $500 million in aggregate principal amount of its 4.400% Senior Notes due 2026 (the “2026 Senior Notes”), at an issue price of 99.912% of par. Interest on the 2026 Senior Notes is payable semi-annually in arrears on May 27 and November 27 of each year. The 2026 Senior Notes will mature on May 27, 2026. The discount is amortized into interest expense on the condensed consolidated statements of operations over the term of the 2026 Senior Notes. The face amount of $500 million related to the 2026 Senior Notes is the amount for which the Company is obligated to settle the 2026 Senior Notes.
2048 Senior Notes—On March 15, 2018, AMH issued $300 million in aggregate principal amount of its 5.000% Senior Notes due 2048 (the “2048 Senior Notes”), at an issue price of 99.892% of par. Interest on the 2048 Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year. The 2048 Senior Notes will mature on March 15, 2048. The discount is amortized into interest expense on the condensed consolidated statements of operations over the term of the 2048 Senior Notes. The face amount of $300 million related to the 2048 Senior Notes is the amount for which the Company is obligated to settle the 2048 Senior Notes.
As of March 31, 2018, the indentures governing the 2024 Senior Notes, the 2026 Senior Notes and the 2048 Senior Notes (the “Indentures”) include covenants that restrict the ability of AMH and, as applicable, the guarantors of the notes under the Indentures to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries or merge, consolidate or sell, transfer or lease assets. The Indentures also provide for customary events of default.
The following table presents the interest expense incurred related to the Company’s debt:

	For the Three Months Ended March 31,
	2018	2017
Interest Expense:(1)
2013 AMH Term Facility	$1,964	$1,912
2024 Senior Notes	5,163	5,163
2026 Senior Notes	5,628	5,628
2048 Senior Notes	667	—
AMI Term Facilities	375	296
Total Interest Expense	$13,797	$12,999

(1)
Debt issuance costs incurred in connection with the Term Facility, the 2024 Senior Notes, the 2026 Senior Notes and the 2048 Senior Notes are amortized into interest expense over the term of the debt arrangement.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

10. NET INCOME (LOSS) PER CLASS A SHARE
The table below presents basic and diluted net income (loss) per Class A share using the two-class method:

	Basic and Diluted
	For the Three Months Ended March 31,
	2018		2017
Numerator:
Net Income (Loss) Attributable to Apollo Global Management, LLC Class A Shareholders	$(62,645)		$145,196
Distributions declared on Class A shares(1)	(133,023)		(84,215)
Distributions on participating securities(2)	(5,384)		(2,859)
Earnings allocable to participating securities	—	(3)	(2,264)
Undistributed income (loss) attributable to Class A shareholders: Basic and Diluted	$(201,052)		$55,858
Denominator:
Weighted average number of Class A shares outstanding: Basic and Diluted	198,432,603		186,537,367
Net Income (Loss) per Class A Share: Basic and Diluted(4)
Distributed Income	$0.66		$0.45
Undistributed Income (Loss)	(1.00)		0.30
Net Income (Loss) per Class A Share: Basic and Diluted	$(0.34)		$0.75

(1)	See note 12 for information regarding the quarterly distributions declared and paid during 2018 and 2017.

(2)	Participating securities consist of vested and unvested RSUs that have rights to distributions and unvested restricted shares.

(3)	No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A shareholders.

(4)	For the three months ended March 31, 2018 and 2017, all of the classes of securities were determined to be anti-dilutive.
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
Apollo Global Management, LLC has one Class B share outstanding, which is held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the Class B share is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, as discussed above. The Class B share has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or distributions. The Class B share has no distribution or liquidation rights. The Class B share has voting rights on a pari passu basis with the Class A shares. The Class B share represented 52.4% and 55.8% of the total voting power of the Company’s shares entitled to vote as of March 31, 2018 and 2017, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table summarizes the anti-dilutive securities.

	For the Three Months Ended March 31,
	2018	2017
Weighted average vested RSUs	1,176,450	1,233,685
Weighted average unvested RSUs	7,817,506	6,252,139
Weighted average unexercised options	204,167	222,920
Weighted average AOG Units outstanding	204,576,722	215,286,909
Weighted average unvested restricted shares	668,672	74,362
11. EQUITY-BASED COMPENSATION
Equity-based awards granted to employees as compensation are measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are expensed over the relevant service period. Equity-based awards that require performance metrics to be met are only expensed when the performance metric is met or deemed probable. Equity-based awards granted to non-employees for services provided to related parties are remeasured to fair value at the end of each reporting period and expensed over the relevant service period.
RSUs
The Company grants RSUs under the 2007 Equity Plan. The fair value of all grants is based on the grant date fair value, which considers the public share price of the Company’s Class A shares subject to certain discounts, as applicable. The following table summarizes the weighted average discounts for Plan Grants and Bonus Grants. There were no Bonus Grants awarded during the three months ended March 31, 2017.

	For the Three Months Ended March 31,
	2018	2017
Plan Grants:
Discount for the lack of distributions until vested(1)	10.5%	11.0%
Marketability discount for transfer restrictions(2)	3.4%	2.0%
Bonus Grants:
Marketability discount for transfer restrictions(2)	2.3%	N/A

(1)	Based on the present value of a growing annuity calculation.

(2)	Based on the Finnerty Model calculation.
The estimated total grant date fair value for Plan Grants and Bonus Grants is charged to compensation expense on a straight-line basis over the vesting period, which for Plan Grants is generally up to six years, with the first installment vesting one year after grant and quarterly vesting thereafter, and for Bonus Grants is generally annual vesting over three years.
During the three months ended March 31, 2018, the Company granted 3.3 million RSUs to certain executives with a grant date fair value of $108.9 million, which will vest on the first five anniversaries of January 1, 2018 subject to continued employment on such date and achievement of certain performance conditions associated with realized performance revenues pursuant to the terms of the associated RSU award agreement. In accordance with U.S. GAAP, equity-based compensation expense for such awards is recognized over the requisite service period to the extent the performance metrics are met or deemed probable. Accordingly, for the three months ended March 31, 2018, equity-based compensation expense of $12.4 million was recognized relating to these RSUs.
The fair value of all RSU grants made during the three months ended March 31, 2018 and 2017 was $160.8 million and $8.4 million, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the forfeiture rate and equity-based compensation expense recognized:

	For the Three Months Ended March 31,
	2018	2017
Actual forfeiture rate	5.9%	4.1%
Equity-based compensation	$30,747	$17,031
The following table summarizes RSU activity:

	Unvested		Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2018	6,262,288		$15.58	2,802,277	9,064,565	(1)
Granted	4,826,811		33.31	—	4,826,811
Forfeited	(561,692)		17.21	—	(561,692)
Issued	—		18.44	(2,905,390)	(2,905,390)
Vested	(356,813)		18.02	356,813	—
Balance at March 31, 2018	10,170,594	(2)	$23.82	253,700	10,424,294	(1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.

(2)	RSUs were expected to vest over the weighted average period of 3.0 years.
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
The following table summarizes the management fees, equity-based compensation expense and actual forfeiture rates for the AHL Awards:

	For the Three Months Ended March 31,
	2018	2017
Management fees	$(878)	$2,064
Equity-based compensation	(920)	2,904
Actual forfeiture rate	—%	—%
Equity-Based Compensation Allocation
Equity-based compensation is allocated based on ownership interests. Therefore, the amortization of equity-based compensation is allocated to shareholders’ equity attributable to AGM and the Non-Controlling Interests, which results in a

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

difference in the amounts charged to equity-based compensation expense and the amounts credited to shareholders’ equity attributable to AGM in the Company’s condensed consolidated financial statements.
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC:

	For the Three Months Ended March 31, 2018
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs, share options and restricted share awards	$32,759	—%	$—	$32,759
AHL Awards	(920)	50.1	(461)	(459)
Other equity-based compensation awards	3,686	50.1	1,848	1,838
Total equity-based compensation	$35,525		1,387	34,138
Less other equity-based compensation awards(2)			(1,387)	(5,826)
Capital increase related to equity-based compensation			$—	$28,312

	For the Three Months Ended March 31, 2017
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs, share options and restricted share awards	$17,697	—%	$—	$17,697
AHL Awards	2,904	53.4	1,551	1,353
Other equity-based compensation awards	2,506	53.4	1,333	1,173
Total equity-based compensation	$23,107		2,884	20,223
Less other equity-based compensation awards(2)			(2,884)	(3,157)
Capital increase related to equity-based compensation			$—	$17,066

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.
12. EQUITY
Class A Shares
Class A shares represent limited liability company interests in the Company. Holders of Class A shares are entitled to participate in distributions from the Company on a pro rata basis. Class A shareholders do not elect the Company’s manager or the manager’s executive committee and have limited voting rights.
During the three months ended March 31, 2018 and 2017, the Company issued Class A shares in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of Class A shares issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of Class A shares issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment.
In February 2016, Apollo announced its adoption of a program to repurchase up to $250 million in the aggregate of its Class A shares, including up to $150 million in the aggregate of its outstanding Class A shares through a share repurchase program and up to $100 million through net share settlement of equity-based awards granted under the 2007 Equity Plan. The Company intends to continue the net share settlement program in excess of the $100 million pursuant to the repurchase plan adopted in February 2016.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The table below summarizes the issuance of Class A shares for equity-based awards:

	For the Three Months Ended March 31,
	2018	2017
Class A shares issued in settlement of vested RSUs and share options exercised(1)	2,911,640	2,614,093
Reduction of Class A shares issued(2)	(940,168)	(930,295)
Class A shares purchased related to restricted share issuances and forfeitures(3)	(91,777)	—
Issuance of Class A shares for equity-based awards	1,879,695	1,683,798

(1)
The gross value of shares issued was $97.8 million and $57.9 million for the three months ended March 31, 2018 and 2017, respectively, based on the closing price of a Class A share at the time of issuance.

(2)	Cash paid for tax liabilities associated with net share settlement was $31.5 million and $20.6 million for the three months ended March 31, 2018 and 2017, respectively.

(3)
During the fiscal quarter ended March 31, 2018, we issued 341,214 restricted shares under the 2007 Equity Plan and repurchased 422,690 Class A shares in open-market transactions not pursuant to a publicly-announced repurchase plan or program. The number of Class A shares repurchased was equal to the number of Class A restricted shares issued under the 2007 Equity Plan during the quarter and during the prior quarter. In addition, there were 10,301 restricted shares forfeited during the quarter.

Additionally, during the three months ended March 31, 2018, 777,310 Class A shares were repurchased as part of the publicly announced share repurchase program adopted in February 2016. Cash paid for open market share repurchases and cancellations was $26.4 million for the three months ended March 31, 2018.
Preferred Share Issuance
On March 7, 2017, Apollo issued 11,000,000 6.375% Series A Preferred shares (the “Series A Preferred shares”) for gross proceeds of $275.0 million, or $264.4 million net of issuance costs and on March 19, 2018, Apollo issued 12,000,000 6.375% Series B Preferred shares (the “Series B Preferred shares” and collectively with the Series A Preferred shares, “Preferred shares”) for gross proceeds of $300.0 million or $289.8 million net of issuance costs. When, as and if declared by the manager of Apollo, distributions on the Preferred shares will be payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2018 for Series B Preferred shares, at a rate per annum equal to 6.375%. Distributions on the Preferred shares are discretionary and non-cumulative.
Subject to certain exceptions, unless distributions have been declared and paid or declared and set apart for payment on the Preferred shares for a quarterly distribution period, during the remainder of that distribution period Apollo may not declare or pay or set apart payment for distributions on any Class A shares or any other equity securities that the Company may issue in the future ranking as to the payment of distributions, junior to the Preferred shares (“Junior Shares”) and Apollo may not repurchase any Junior Shares. These restrictions are not applicable during the initial distribution period, which is the period from March 19, 2018 to but excluding June 15, 2018 for Series B Preferred shares.
The Series A and Series B Preferred shares may be redeemed at Apollo’s option, in whole or in part, at any time on or after March 15, 2022 and March 15, 2023, respectively, at a price of $25.00 per Preferred share, plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions. Holders of the Preferred shares will have no right to require the redemption of the Preferred shares and there is no maturity date.
If a certain change of control event or a certain tax redemption event occurs prior to March 15, 2022 and March 15, 2023 for Series A and Series B Preferred shares, respectively, the Preferred shares may be redeemed at Apollo’s option, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such change of control event or such tax redemption event, as applicable, at a price of $25.25 per Preferred share, plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions. If a certain rating agency event occurs prior to March 15, 2023, the Series B Preferred shares may be redeemed at Apollo’s option, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such rating agency event, at a price of $25.50 per Series B Preferred share, plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions. If (i) a change of control event occurs (whether before, on or after March 15, 2022 and March 15, 2023 for Series A and Series B Preferred shares, respectively) and (ii) Apollo does not give notice prior to the 31st day following the change of control event to redeem all the outstanding Preferred shares, the distribution rate per annum on the Preferred shares will increase by 5.00%, beginning on the 31st day following such change of control event.

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
On May 3, 2018, Apollo declared a cash distribution of $0.398438 and $0.380729 per Series A and Series B Preferred shares, respectively. The distributions on the Series A Preferred shares were $4.4 million for the three months ended March 31, 2018.
Distributions
In addition to other distributions such as payments pursuant to the tax receivable agreement, the table below presents information regarding the quarterly distributions which were made at the sole discretion of the manager of the Company (in millions, except per share data):

Distribution Declaration Date	Distribution per Class A Share	Distribution Payment Date	Distribution to Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 3, 2017	$0.45	February 28, 2017	$84.2	$97.0		$181.2	$2.9
April 13, 2017	—	April 13, 2017	—	20.5	(1)	20.5	—
April 28, 2017	0.49	May 31, 2017	94.5	102.9		197.4	3.3
August 2, 2017	0.52	August 31, 2017	100.6	108.8		209.4	3.2
November 1, 2017	0.39	November 30, 2017	75.6	81.6		157.2	2.4
For the year ended December 31, 2017	$1.85		$354.9	$410.8		$765.7	$11.8
February 1, 2018	$0.66	February 28, 2018	$133.0	$133.7		$266.7	$5.4
For the three months ended March 31, 2018	$0.66		$133.0	$133.7		$266.7	$5.4

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
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Non-Controlling Interests
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended March 31,
	2018	2017
Net income attributable to Non-Controlling Interests in consolidated entities:
Interest in management companies and a co-investment vehicle(1)	$1,395	$867
Other consolidated entities	4,584	2,517
Net income attributable to Non-Controlling Interests in consolidated entities	$5,979	$3,384

Net income (loss) attributable to Non-Controlling Interests in the Apollo Operating Group:
Net income (loss)	$(109,348)	$355,030
Net income attributable to Non-Controlling Interests in consolidated entities	(5,979)	(3,384)
Net income (loss) after Non-Controlling Interests in consolidated entities	(115,327)	351,646
Adjustments:
Income tax provision(2)	8,580	39,161
NYC UBT and foreign tax benefit(3)	(1,556)	(5,395)
Net loss in non-Apollo Operating Group entities	86	2
Net income attributable to Series A Preferred Shareholders	(4,383)	—
Total adjustments	2,727	33,768
Net income (loss) after adjustments	(112,600)	385,414
Weighted average ownership percentage of Apollo Operating Group	50.7%	53.6%
Net income (loss) attributable to Non-Controlling Interests in Apollo Operating Group	$(57,065)	$206,450

Net Income (Loss) attributable to Non-Controlling Interests	$(51,086)	$209,834
Other comprehensive income attributable to Non-Controlling Interests	4,012	875
Comprehensive Income (Loss) Attributable to Non-Controlling Interests	$(47,074)	$210,709

(1)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of the credit funds managed by Apollo.

(2)
Reflects all taxes recorded in our condensed consolidated statements of operations. Of this amount, U.S. federal, state, and local corporate income taxes attributable to APO Corp. are added back to income of the Apollo Operating Group before calculating Non-Controlling Interests as the income allocable to the Apollo Operating Group is not subject to such taxes.

(3)
Reflects New York City Unincorporated Business Tax (“NYC UBT”) and foreign taxes that are attributable to the Apollo Operating Group and its subsidiaries related to its operations in the U.S. as partnerships and in non-U.S. jurisdictions as corporations. As such, these amounts are considered in the income attributable to the Apollo Operating Group.

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of March 31, 2018	As of December 31, 2017
Due from Related Parties:
Due from credit funds	$163,095	$128,198
Due from private equity funds	21,482	18,120
Due from portfolio companies	54,530	37,366
Due from Contributing Partners, employees and former employees	63,251	58,799
Due from real assets funds	26,544	20,105
Total Due from Related Parties	$328,902	$262,588
Due to Related Parties:
Due to Managing Partners and Contributing Partners	$373,333	$333,379
Due to credit funds	61,105	63,491
Due to private equity funds	46,753	30,848
Due to real assets funds	285	283
Distributions payable to employees	8	12
Total Due to Related Parties	$481,484	$428,013
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
Due from Contributing Partners, Employees and Former Employees
As of March 31, 2018 and December 31, 2017, due from Contributing Partners, Employees and Former Employees includes various amounts due to the Company including employee loans and return of profit sharing distributions. As of March 31, 2018 and December 31, 2017, the balance included interest-bearing employee loans receivable of $15.4 million and $15.3 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.
The Company recorded a receivable from the Contributing Partners and certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of March 31, 2018 and December 31, 2017 of $39.9 million and $36.4 million, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Indemnity
Performance revenues from certain funds can be distributed to the Company on a current basis, but is subject to repayment by the subsidiaries of the Apollo Operating Group that act as general partners of the funds in the event that certain specified return thresholds are not ultimately achieved. The Managing Partners, Contributing Partners and certain other investment professionals have personally guaranteed, subject to certain limitations, the obligations of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint and are limited to a particular Managing Partner’s or Contributing Partner’s distributions. Pursuant to an existing shareholders agreement, the Company has agreed to indemnify each of the Company’s Managing Partners and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of certain funds that the Company manages (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that the Company’s Managing Partners and Contributing Partners have contributed or sold to the Apollo Operating Group.
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions with respect to Fund IV, Fund V and Fund VI, the Company will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. The Company recorded an indemnification liability of $10.1 million and $10.5 million as of March 31, 2018 and December 31, 2017, respectively.
Due to Credit and Private Equity Funds
Based upon an assumed liquidation of certain of the credit and private equity funds the Company manages the Company has recorded a general partner obligation to return previously distributed performance allocations, which represents amounts due to these funds. The general partner obligation is recognized based upon an assumed liquidation of a fund’s net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund.
There was a general partner obligation to return previously distributed performance allocations related to certain private equity funds of $41.5 million and $30.1 million accrued as of March 31, 2018 and December 31, 2017, respectively. There was a general partner obligation to return previously distributed performance allocations related to certain credit funds of $55.8 million and $56.1 million accrued as of March 31, 2018 and December 31, 2017, respectively.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Athora
The Company, through its consolidated subsidiary, AAME, provides investment advisory services to Athora, a strategic platform established to acquire or reinsure blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora European Accounts”).
Athene and Athora Sub-Advised
The Company, through AAM, provides sub-advisory services with respect to a portion of the assets in the Athene North American Accounts. In addition, Apollo, through AAME, provides sub-advisory services with respect to a portion of the assets in the Athora European Accounts.
From time to time, Athene also invests in funds and investment vehicles that Apollo manages. The Company refers to such assets which are invested directly as “Athene Assets Directly Invested.”
The Company broadly refers to “Athene Sub-Advised” assets as those assets in the Athene North American Accounts which the Company explicitly sub-advises as well as Athene Assets Directly Invested. The Company broadly refers to “Athora Sub-Advised” assets as those assets in the Athora European Accounts which the Company explicitly sub-advises as well as those assets in the Athora European Accounts which are invested directly in funds and investment vehicles Apollo manages.
With limited exceptions, the sub-advisory fee arrangements between the Company, Athene, Athora and the fee arrangements with respect to Athene Assets Directly Invested are presented in the following table:

As of March 31, 2018
Athene North American Accounts sub-advised by AAM(1):
Assets up to $10.0 billion	0.40%
Assets between $10.0 billion to $12.4 billion	0.35%
Assets between $12.4 billion to $16.0 billion	0.40%
Assets in excess of $16.0 billion	0.35%

Athora European Accounts sub-advised by AAME	0.35%

Athene Assets Directly Invested(2)	0% to 1.75%

(1)	The sub-advisory fees with respect to the assets in the Athene North American Accounts are in addition to the management fee earned by the Company described above.

(2)
With respect to Athene Assets Directly Invested, Apollo earns performance revenues of 0% to 20% in addition to the fees presented above. The fees set forth above with respect to the Athene Assets Directly Invested, and the performance revenues that Apollo earns on such assets, are in addition to the fees described above, with certain limited exceptions.

AAA Investments
Apollo, as general partner of AAA Investments, is generally entitled to performance allocations equal to 20% of the realized returns (net of related expenses, including borrowing costs) on the investments of AAA Investments, except that Apollo is not entitled to receive any performance allocations with respect to the shares of Athene Holding that were acquired (and not in satisfaction of prior commitments to buy such shares) by AAA Investments in the contribution of certain assets by AAA to Athene in October 2012.
The following table presents the performance allocations earned from AAA Investments:

	For the Three Months Ended March 31,
	2018	2017
Performance allocations from AAA Investments, net(1)	$(4,841)	$14,135

(1)	Net of related profit sharing expense.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the revenues earned in aggregate from Athene, Athora and AAA Investments:

	For the Three Months Ended March 31,
	2018	2017
Revenues earned in aggregate from Athene, Athora and AAA Investments, net(1)	$38,143	$152,238

(1)
Consisting of management fees, sub-advisory fees, performance revenues from Athene, Athora and AAA Investments, as applicable (net of related profit sharing expense) and changes in the market value of the Athene Holding shares owned directly by Apollo. These amounts exclude the deferred revenue recognized as management fees associated with the vesting of AHL Awards granted to employees of Apollo as further described in note 11.

During the three months ended March 31, 2018, the Company received performance allocations of $169.9 million and settled $46.6 million of profit sharing expense in the form of Athene shares. The following table presents performance allocations and profit sharing payable from AAA Investments:

	As of March 31, 2018	As of December 31, 2017
Performance allocations	$2,048	$178,600
Profit sharing payable	562	49,038
The Company’s economic ownership interest in Athene Holding is comprised of the following:

	As of March 31, 2018	(1)	As of December 31, 2017	(1)
Indirect interest in Athene Holding:
Interest in AAA	2.2%		2.2%
Plus: Interest in AAA Investments	0.1%		0.1%
Total Interest in AAA and AAA Investments	2.3%		2.3%
Multiplied by: AAA Investments’ interest in Athene Holding	0.3%		14.0%
Indirect interest in Athene Holding	—%		0.3%

Plus: Direct interest in Athene Holding	10.1%		8.5%
Total interest in Athene Holding	10.1%		8.8%

(1)	Ownership interest percentages are based on approximate share count as of the reporting date.
AAA Investments Credit Agreement
On April 30, 2015, Apollo entered into a revolving credit agreement with AAA Investments (“AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR plus 1.5%. The Company receives an annual commitment fee of 0.125% on the unused portion of the loan. As of March 31, 2018 and December 31, 2017, $4.9 million and $4.5 million, respectively, had been advanced by the Company and remained outstanding on the AAA Investments Credit Agreement. AAA Investments shall pay the aggregate borrowings plus accrued interest at the earlier of (a) the third anniversary of the closing date, or (b) the date that is fifteen months following the initial public offering of shares of Athene Holding Ltd. (the “Maturity Date”). On January 30, 2018 the Company and AAA agreed to extend the maturity date of the AAA Investments Credit Agreement to April 30, 2019.
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at March 31, 2018. From time to time, this entity is involved in transactions with related parties of Apollo, including portfolio companies of the funds Apollo manages, whereby AGS earns underwriting and transaction fees for its services.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Other Transactions
The Company recognized $3.8 million of other income in the condensed consolidated statement of operations from the assignment of a CLO collateral management agreement to a related party during the three months ended March 31, 2018.
14. COMMITMENTS AND CONTINGENCIES
Investment Commitments—As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of March 31, 2018 and December 31, 2017 of $1.6 billion and $1.7 billion, respectively, of which $823 million related to Fund IX as of March 31, 2018 and December 31, 2017.
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of March 31, 2018, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.
Guarantees—Apollo entered into an agreement to guarantee 20% of a consolidated VIE’s outstanding secured borrowings of $109.4 million with a third party lending institution. The amount guaranteed by Apollo as of March 31, 2018 was $21.9 million.
On December 21, 2017, an investor group led by Apollo and certain other investors entered into an agreement (the “Venerable Transaction”) to acquire Voya Financial, Inc.’s (“Voya”) Closed Block Variable Annuity business (the “CBVA Business”). The investment will be made through an investment company into a newly formed standalone entity (“Venerable Holdings, Inc.” or “Venerable”) which will hold the underlying CBVA Business. The proposed transaction, which is expected to close during 2018, is subject to regulatory approvals and other customary closing conditions. Each of the investors will acquire minority positions in Venerable.
In connection with the Venerable Transaction, the Company provided a limited guarantee, applicable only in the event the deal is terminated under certain circumstances. Maximum exposure under this guarantee is $30.9 million. As of March 31, 2018, there is no liability recorded on the condensed consolidated statements of financial condition as the Company has deemed payment on this guarantee as not probable.
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
On June 18, 2014, BOKF N.A. (the “First Lien Trustee”), the successor indenture trustee under the indenture governing the First Lien Notes issued by Momentive Performance Materials, Inc. (“Momentive”), commenced a lawsuit in the Supreme Court for the State of New York, New York County against AGM and members of an ad hoc group of Second Lien Noteholders (including, but not limited to, Euro VI (BC) S.a.r.l.). The First Lien Trustee amended its complaint on July 2, 2014 (the “First Lien Intercreditor Action”). In the First Lien Intercreditor Action, the First Lien Trustee seeks, among other things, a declaration that the defendants violated an intercreditor agreement entered into between holders of the First Lien Notes and holders of the second lien notes. On July 16, 2014, the successor indenture trustee under the indenture governing the 1.5 Lien Notes (the “1.5 Lien Trustee,” and, together with the First Lien Trustee, the “Indenture Trustees”) filed an action in the Supreme Court of the State of New York, New York County that is substantially similar to the First Lien Intercreditor Action (the “1.5 Lien Intercreditor Action,” and, together with the First Lien Intercreditor Action, the “Intercreditor Actions”). AGM subsequently removed the Intercreditor Actions to federal district court, and the Intercreditor Actions were automatically referred to the Bankruptcy Court adjudicating the Momentive chapter 11 bankruptcy cases. The Indenture Trustees then filed motions with the Bankruptcy Court to remand the Intercreditor Actions back to the state court (the “Remand Motions”). On September 9, 2014, the Bankruptcy Court denied the Remand Motions. On August 15, 2014, the defendants in the Intercreditor Actions (including AGM) filed a motion to dismiss the 1.5 Lien Intercreditor Action and a motion for judgment on the pleadings in the First Lien Intercreditor Action (the “Dismissal Motions”). On September 30, 2014, the Bankruptcy Court granted the Dismissal Motions. In its order granting the Dismissal Motions, the Bankruptcy Court gave the Indenture Trustees until mid-November 2014 to move to amend some, but not all, of the claims alleged in their respective complaints. On November 14, 2014, the Indenture Trustees moved to amend their respective complaints pursuant to the Bankruptcy Court’s order (the “Motions to Amend”). On January 9, 2015, the defendants filed their oppositions to the Motions to Amend. On January 16, 2015, the Bankruptcy Court denied the Motions to Amend (the “Dismissal Order”), but gave the Indenture Trustees until March 2, 2015 to seek to amend their respective complaints. On March 2, 2015, the First Lien Trustee filed a motion seeking to amend its complaint. On April 10, 2015, the defendants, including AGM and Euro VI (BC) S.a.r.l., filed an opposition to the First Lien Trustee’s motion to amend. Instead of moving again to amend its complaint, the 1.5 Lien Trustee chose to appeal the Dismissal Order (the “1.5 Lien Appeal”). On March 30, 2015, the 1.5 Lien Trustee filed its Statement of Issues and Designation of Record on Appeal. On March 31, 2015, because the legal issues presented in the 1.5 Lien Appeal are substantially similar to those presented in the First Lien Intercreditor Action, the parties in the 1.5 Lien Appeal submitted a joint stipulation and proposed order to the District Court staying the briefing schedule on the 1.5 Lien Appeal pending the outcome of the First Lien Trustee’s most recent motion to amend. On April 13, 2015, the Defendants filed their Counter-Designation of the Record on Appeal in the 1.5 Lien Appeal. On May 8, 2015, the Bankruptcy Court denied the motion to amend filed on March 2, 2015 by the First Lien Trustee. On May 27, 2015, the First Lien Trustee filed a notice of appeal from the orders of the Bankruptcy Court dismissing the First Lien Intercreditor Action and denying the First Lien Trustee’s motions to amend (the “First Lien Appeal”). On June 2, 2015, the First Lien Trustee filed its Statement of Issues and Designation of Record on Appeal. On June 24, 2015, the defendants filed their Counter-Designation of the Record on Appeal in the First Lien Appeal. On July 31, 2015, the 1.5 Lien Trustee sent a letter to the federal district court hearing the 1.5 Lien Appeal asking the court to consolidate the 1.5 Lien Appeal with the First Lien Appeal which had been assigned to a different judge (the “Consolidation Request”). On April 8, 2016, the court granted the Consolidation Request. On May 20, 2016, the Indenture Trustees filed their opening appellate brief. The Appellees filed their response brief on July 14, 2016, and the Indenture Trustees filed their reply brief on August 5, 2016. On October 2, 2017, the court stayed the Intercreditor Actions pending a decision by the U.S. Court of Appeals for the Second Circuit

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

in an appeal concerning the Momentive chapter 11 bankruptcy cases. On October 20, 2017, the Second Circuit issued its ruling in the appeal concerning the Momentive chapter 11 bankruptcy cases. As a result, the court has lifted the stay on the Intercreditor Actions, but no further proceedings have been held in the Intercreditor Actions. Apollo is unable at this time to assess a potential risk of loss. In addition, Apollo does not believe that AGM is a proper defendant in these actions.
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
On March 4, 2016, the Public Employees Retirement System of Mississippi filed a putative securities class action against Sprouts Farmers Market, Inc. (“SFM”), several SFM directors (including Andrew Jhawar, an Apollo partner), AP Sprouts Holdings, LLC and AP Sprouts Holdings (Overseas), L.P. (the “AP Entities”), which are controlled by entities managed by Apollo affiliates, and two underwriters of a March 2015 secondary offering of SFM common stock. The AP Entities sold SFM common stock in the March 2015 secondary offering. The complaint, filed in Arizona Superior Court and captioned Public Employees Retirement System of Mississippi v. Sprouts Farmers Market, Inc. (CV2016-050480), alleges that SFM filed a materially misleading registration statement for the secondary offering that incorporated alleged misrepresentations in SFM’s 2014 annual report regarding SFM’s business prospects, and failed to disclose alleged accelerating produce deflation. Plaintiffs alleged causes of action against the AP Entities for violations of Sections 11 and 15 of the Securities Act of 1933, seeking compensatory damages for alleged losses sustained from a decline in SFM’s stock price. Defendants moved to dismiss the action, and the court dismissed the Section 11

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

claim against the AP Entities but not the Section 15 claim. Discovery is ongoing. Because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On June 20, 2016 Banca Carige S.p.A. (“Carige”) commenced a lawsuit in the Court of Genoa (Italy) (No. 8965/2016), against its former Chairman, its former Chief Executive Officer, AGM and certain entities (the “Apollo Entities”) organized and owned by investment funds managed by affiliates of AGM. The complaint alleges that AGM and the Apollo Entities (i) aided and abetted breaches of fiduciary duty to Carige allegedly committed by Carige’s former Chairman and former CEO in connection with the sale to the Apollo Entities of Carige subsidiaries engaged in the insurance business; and (ii) took wrongful actions aimed at weakening Banca Carige’s financial condition supposedly to facilitate an eventual acquisition of Carige. The causes of action are based in tort under Italian law. Carige purportedly seeks damages of €450 million in connection with the sale of the insurance businesses and €800 million for other losses. Hearings were held on May 17, 2017, on June 14, 2017, on November 7, 2017 and on January 18, 2018. After the Court’s decision dated December 6, 2017, that the case can be decided without further evidence, the parties filed their final two briefs on March 19, 2018 and April 9, 2018, respectively. Based on the allegations made by the plaintiff during the proceedings, Apollo believes that there is no merit to Carige’s claims. Additionally, although the case appears to be in its final stages, no reasonable estimate of possible loss, if any, can be made.

On December 12, 2016, the CORE Litigation Trust (the “Trust”), which was created under the Chapter 11 reorganization plan for CORE Media and other affiliated entities, including CORE Entertainment, Inc. (“CORE”), approved by the Southern District of New York Bankruptcy Court on September 22, 2016, commenced an action in California Superior Court for Los Angeles County, captioned Core Litigation Trust v. Apollo Global Management, LLC, et al., Case No. BC 643732, which was removed to the United States District Court for the Central District of California on February 3, 2017. On April 5, 2017, the C.D. Cal. District Court granted Defendants’ motion to transfer the case to the Southern District of New York (“SDNY”) and denied the Trust’s motion to remand the action to California state court, without prejudice to the Trust refiling its remand motion in the SDNY. On April 20, 2017, the SDNY District Court referred the case to the SDNY Bankruptcy Court. On July 17, 2017, the SDNY Bankruptcy Court granted the Trust’s motion for mandatory abstention and remanded the case to Los Angeles County Superior Court. On October 3, 2017, the Los Angeles County Superior Court granted defendants’ motion to stay all proceedings in the California state court action on forum non conveniens grounds in favor of litigating the case in New York state court. On November 9, 2017, the Trust filed a complaint in the Supreme Court of the State of New York for New York County, commencing an action captioned Core Litigation Trust v. Apollo Global Management, LLC, et al., Index No. 656856/2017. On January 16, 2018, defendants filed motions to dismiss the complaint. The Trust’s opposition to the motions to dismiss is due February 14, 2018, and defendants’ replies are due March 8, 2018. The complaint names as defendants: (i) AGM, (ii) Apollo Global Securities, LLC, (iii) other AGM subsidiaries, (iv) the funds managed by Apollo that were the beneficial owners of CORE Media (the “CORE Funds”), (v) certain affiliated-entities through which the CORE Funds owned their beneficial interest in CORE Media, (vi) Twenty-First Century Fox, Inc. (“Fox”) and certain Fox affiliates, (vii) Endemol USA Holding, Inc. (“Endemol”) and certain Endemol-affiliated entities, and (viii) the joint venture through which the CORE Funds and Fox beneficially owned CORE Media and Endemol Shine. The Trust’s complaint asserts against all defendants claims for inducing the breach of and tortiously interfering with $360 million in loans under the 2011 loan agreements entered into between CORE and certain First and Second Lien Lenders (the “Lenders”), who assigned their loan-agreement claims to the Trust as part of CORE’s Chapter 11 plan of reorganization. The Trust alleges that defendants’ participation in certain transactions related to CORE, including the December 12, 2014 formation of the joint venture through which the CORE Funds and Fox beneficially owned CORE Media and Endemol Shine, induced CORE to breach the loan agreements and tortiously interfered with CORE’s performance of its obligations under the loan agreements. The Trust also asserts alter-ego and de-facto-merger claims seeking to hold certain defendants liable for the guarantee provided by CORE Entertainment Holdings, Inc. (CORE’s parent holding company) of CORE's repayment obligations under the loans’ repayment. The Trust seeks $240 million in compensatory, unspecified punitive damages, pre-judgment interests, and costs and expenses. On January 16, 2018, defendants filed motions to dismiss the complaint. The Trust opposed the motions to dismiss on February 16, 2018. Defendants filed their replies on March 12, 2018. The court has scheduled oral argument on defendants’ motions for May 17, 2018. Apollo believes these claims are without merit. Because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On August 3, 2017, a putative class action was commenced in the United States District Court for the Middle District of Florida against AGM, Gareth Turner (an Apollo Partner) and Mark Beith (a former Apollo Principal) by Michael McEvoy on behalf of a class of current and former employees of subsidiaries of CEVA Group, LLC (“CEVA Group”) who purchased restricted Class A shares in CEVA Investment Limited (“CIL”), the former parent company of CEVA Group.  The complaint alleges that the defendants breached fiduciary duties to and defrauded the plaintiffs by inducing them to purchase shares in CIL and subsequently participating in a debt restructuring of CEVA Group in which shareholders of CIL did not receive a recovery.  The complaint purports to seek damages in excess of €14 million.  On October 18, 2017, the bankruptcy trustee for CIL filed a motion in the

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Bankruptcy Court for the Southern District of New York to prevent Mr. McEvoy and his counsel from continuing to prosecute the Florida action on the basis that the relevant claims belong to the CIL bankruptcy estate. On October 18, 2017, the bankruptcy trustee for CIL filed a motion in the Bankruptcy Court for the Southern District of New York to prevent Mr. McEvoy and his counsel from continuing to prosecute the Florida action on the basis that the relevant claims belong to the CIL bankruptcy estate. On November 21, 2017, the Florida court granted the parties’ joint motion to stay the case pending resolution of the CIL bankruptcy trustee’s motion to enforce the automatic stay, staying the case until further Order. On February 9, 2018, the bankruptcy court granted the CIL trustee’s motion to enforce the automatic stay and enjoined further prosecution of the McEvoy Action (the “February 9 Order”). On February 23, 2018, defendants Beith and Turner filed a motion to correct certain statements in the February 9 Order. Also on February 23, 2018, Mr. McEvoy filed a motion for leave to appeal the February 9 Order. On April 3, 2018, the District Court for the Southern District of New York held that Mr. McEvoy’s appeal of the February 9 Order was stayed pending the resolution of the motion to correct certain statements in that order. On April 12, 2018, the bankruptcy court granted the motion to correct, and entered an order to that effect on April 24, 2018. Based on the allegations in the complaint, Apollo believes that there is no merit to the claims.  Additionally, as the case is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.

Between July 25 and August 15, 2017, plaintiffs filed three purported stockholder class actions in the Nevada state and federal court against ClubCorp Holdings Inc. (“ClubCorp”), the directors of ClubCorp, and AGM, in connection with the proposed acquisition of ClubCorp. The cases in the District Court for Clark County, Nevada were originally captioned Meng v. ClubCorp Holdings, Inc., et al., No. A-17-758912-B (“Meng”); Baum v. Affeldt, et al., No. A-17-759227-C (“Baum”); and Solak v. Affeldt, et al., No. A-17-759987-B (“Solak”). On August 16, 2017, the Meng and Baum actions were consolidated with two other similar actions that did not name AGM as a defendant. The consolidated action is captioned In re ClubCorp Holdings Shareholder Litigation, Case No. A-17-758912-B (“In re ClubCorp”). On September 21, 2017, the Solak action was consolidated into In re ClubCorp. On October 12, 2017, plaintiffs in In re ClubCorp filed a consolidated amended complaint. The complaint purports to assert claims against the directors of ClubCorp for allegedly breaching their fiduciary duties of loyalty, due care, good faith, and candor owed to the plaintiff and the public stockholders of ClubCorp. The complaint includes allegations that the directors, among other things, agreed to a transaction at an unreasonably low price, failed to take the necessary steps to maximize stockholder value, gave preferential severance benefits to certain executives, agreed to preclusive deal protection provisions, and included materially incomplete and misleading information in the proxy statement recommending that stockholders vote in favor of the acquisition. The complaint also purports to assert a claim against AGM for aiding and abetting the directors’ purported breach of fiduciary duty. On November 15, 2017, another plaintiff with separate counsel filed a motion to intervene, attaching a proposed complaint in intervention containing similar allegations but asserting claims only against ClubCorp and its directors, not AGM. On December 19, 2017, a hearing was held in which the motion to intervene was denied. On January 26, 2018, plaintiffs filed a second consolidated amended complaint.  On February 23, 2018, AGM, ClubCorp, and the ClubCorp directors filed motions to dismiss the second consolidated amended complaint. On March 23, 2018, plaintiffs filed a brief in opposition to the motions to dismiss. On April 20, 2018, defendants filed reply briefs in further support of their motions to dismiss.  Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made.

On December 21, 2017, Harbinger Capital Partners II, LP, Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Harbinger Capital Partners Special Situations GP, LLC, Harbinger Capital Partners Offshore Manager, L.L.C., Global Opportunities Breakaway Ltd. (in voluntary liquidation), and Credit Distressed Blue Line Master Fund, Ltd. (collectively, “Harbinger”) commenced an action in New York Supreme Court captioned Harbinger Capital Partners II LP et al. v. Apollo Global Management LLC, et al. (No. 657515/2017). The complaint names as defendants (i) AGM, (ii) the funds managed by Apollo that invested in SkyTerra Communications, Inc. (“SkyTerra”) equity before selling their interests to Harbinger under an April 2008 agreement that closed in 2010, and (iii) six former SkyTerra directors, five of whom are current or former Apollo employees.  The complaint alleges that during the period of Harbinger’s various equity and debt investments in SkyTerra, from 2004 to 2010, Defendants concealed from Harbinger material defects in SkyTerra technology that was to be used to create a new mobile wi-fi network.  The complaint alleges that Harbinger would not have made investments in SkyTerra totaling approximately $1.9 billion had it known of the defects, and that the public disclosure of these defects ultimately led to SkyTerra filing for bankruptcy in 2012 (after it had been renamed LightSquared). The complaint asserts claims against (i) all defendants for fraud, civil conspiracy, and negligent misrepresentation, (ii) AGM and the Apollo-managed funds only for breach of fiduciary duty, breach of contract, and unjust enrichment, and (iii) the SkyTerra director defendants only for aiding and abetting breach of fiduciary duty.  The complaint seeks $1.9 billion in damages, as well as punitive damages, interest, costs, and fees. On February 14, 2018, the parties filed a stipulation in the state court to stay the state court action until December 31, 2018.  The Court entered the stay on February 21, 2018.  On February 14, 2018, Defendants moved the United States Bankruptcy Court for the Southern District of New York to reopen the LightSquared bankruptcy proceeding for the limited purpose of enforcing

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Harbinger’s assignment and release in that bankruptcy of the claims that it asserts in the New York state court action. On February 23, 2018, Apollo filed a Notice of Adjournment on behalf of all parties that adjourned without date the hearing on the motion to reopen, to be rescheduled to a new date and time following the expiration of the state-court stay.  Apollo believes these claims are without merit.  Because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.

On February 9, 2018, plaintiffs Joseph M. Dropp, Mary E. Dropp, Robert Levine, Susan Levine, and Kaarina Pakka filed a complaint in the United States District Court for the District of Nevada against Apollo Management VIII, L.P. (“Management VIII”), Apollo Global Management, LLC (“AGM”) and Diamond Resorts International, Inc. (“Diamond”) and several of its affiliates and executives. Plaintiffs, who allege that they bought vacation interest points from Diamond, allege that the points are securities and that defendants violated federal securities laws by selling the points without registering them as securities. Plaintiffs also assert a “control person” claim against Management VIII and AGM. Plaintiffs assert their claims on their own behalf and on behalf of a purported class of Diamond customers who bought vacation interest points over the last three years. They seek injunctive relief prohibiting defendants from continuing to market and sell unregistered securities, the right to rescind their purchases, and unspecified compensatory damages. On April 11, 2018, Defendants filed motions to sever Ms. Pakka's claims from the claims of the other plaintiffs and to transfer those claims to the United States District Court for the District of Hawaii. In regard to the other plaintiffs, Defendants filed motions to compel those plaintiffs to arbitrate their claims; to strike their class action claim and to pursue their arbitration claim individually, rather than jointly; and to dismiss the complaint or, in the alternative, stay it pending arbitration. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

Four substantially similar shareholder class action lawsuits related to the January 19, 2018 initial public offering (“IPO”) of ADT Inc. (“ADT”) common stock were filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida in March and April 2018. The actions are entitled Goldstrand Investments Inc. v. ADT Inc., Krebsbach v. ADT Inc., Katz v. ADT Inc., and Sweet v. ADT Inc. Plaintiffs in each case allege the purchase of ADT common stock in or traceable to the IPO or “pursuant to” ADT’s registration statement, assert claims for alleged violations of the Securities Act of 1933 (the “1933 Act”), and seek to represent a class of similarly situated shareholders. Each of the complaints names ADT and various ADT officers, directors and IPO underwriters, including Apollo Global Securities, LLC, as defendants. Plaintiffs allege that the defendants violated the 1933 Act because the registration statement and prospectus used to effectuate the IPO purportedly were false and misleading in that they allegedly misled investors with respect to material litigation involving ADT, ADT’s efforts to protect its intellectual property, competitive pressures ADT faced, ADT’s customer acquisition costs, and false-alarm pressures. Because these actions are in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
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
As of March 31, 2018, the approximate aggregate minimum future payments required for operating leases were as follows:

	Remaining 2018	2019	2020	2021	2022	Thereafter	Total
Aggregate minimum future payments	$29,084	$36,590	$18,013	$7,136	$4,923	$9,978	$105,724
Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $9.8 million and $9.7 million for the three months ended March 31, 2018 and 2017, respectively, and are included in general, administrative and other on the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Other long-term obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of March 31, 2018, fixed and determinable payments due in connection with these obligations were as follows:

	Remaining 2018	2019	2020	2021	2022	Thereafter	Total
Other long-term obligations	$17,401	$4,786	$1,982	$1,982	$1,622	$1,365	$29,138
Contingent Obligations—Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through March 31, 2018 and that would be reversed approximates $3.5 billion. Management views the possibility of all of the investments becoming worthless as remote. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company, as general partner, has received more performance allocations than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund or as otherwise set forth in the respective limited partnership agreement of the fund. See note 13 to our condensed consolidated financial statements for further details regarding the general partner obligation.
Certain funds may not generate performance allocations as a result of unrealized and realized losses that are recognized in the current and prior reporting period. In certain cases, performance allocations will not be generated until additional unrealized and realized gains occur. Any appreciation would first cover the deductions for invested capital, unreturned organizational expenses, operating expenses, management fees and priority returns based on the terms of the respective fund agreements.
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of March 31, 2018, there were no underwriting commitments outstanding related to such offerings.
As of March 31, 2018, one of the Company’s subsidiaries had unfunded contingent commitments of $4.9 million, to facilitate fundings at closing by lead arrangers for syndicated term loans issued by portfolio companies of funds managed by Apollo. The commitments expired on April 16, 2018, May 5, 2018 and May 7, 2018, respectively, and were not funded.
Contingent Consideration—In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future performance revenues earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future performance revenue payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the remaining contingent obligation was $90.5 million and $92.6 million as of March 31, 2018 and December 31, 2017, respectively.
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
15. SEGMENT REPORTING
Apollo conducts its business primarily in the United States and substantially all of its revenues are generated domestically. Apollo’s business is conducted through three reportable segments: credit, private equity and real assets. Segment information is utilized by our Managing Partners, who operate collectively as our chief operating decision maker, to assess performance and to allocate resources. These segments were established based on the nature of investment activities in each underlying fund, including the specific type of investment made and the level of control over the investment.

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
Economic Income (Loss)
Economic Income (Loss), or “EI”, is a key performance measure used by management in evaluating the performance of Apollo’s credit, private equity and real assets segments. Management believes the components of EI, such as the amount of management fees, advisory and transaction fees and performance fees, are indicative of the Company’s performance. Management uses EI in making key operating decisions such as the following:

•	Decisions related to the allocation of resources such as staffing decisions including hiring and locations for deployment of the new hires;

•	Decisions related to capital deployment such as providing capital to facilitate growth for the business and/or to facilitate expansion into new businesses; and

•
Decisions related to expenses, such as determining annual discretionary bonuses and equity-based compensation awards to its employees. With respect to compensation, management seeks to align the interests of certain professionals and selected other individuals with those of the investors in such funds and those of the Company’s shareholders by providing such individuals a profit sharing interest in the performance fees earned in relation to the funds. To achieve that objective, a certain amount of compensation is based on the Company’s performance and growth for the year.

EI is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. EI represents segment income (loss) before income tax provision excluding transaction-related charges arising from the 2007 private placement, and any acquisitions. Transaction-related charges includes equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. In addition, EI excludes non-cash revenue and expense related to equity awards granted by unconsolidated related parties to employees of the Company, compensation and administrative related expense reimbursements, as well as the assets, liabilities and operating results of the funds and VIEs that are included in the condensed consolidated financial statements. We believe the exclusion of the non-cash charges related to the 2007 Reorganization for equity-based compensation provides investors with a meaningful indication of our performance because these charges relate to the equity portion of our capital structure and not our core operating performance. EI also excludes impacts of the remeasurement of the tax receivable agreement recorded in other income, which arises from changes in the associated deferred tax balance, including the impacts related to the TCJA.
Management believes that excluding the remeasurement of the tax receivable agreement from EI is meaningful as it increases comparability between periods. Remeasurement of the tax receivable agreement is an estimate, and may change due to changes in interpretations and assumptions based on additional guidance that may be issued pertaining to the TCJA.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present financial data for Apollo’s reportable segments.

	As of and for the Three Months Ended March 31, 2018
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Revenues:
Management fees	$183,070	$71,160	$17,973	$272,203
Advisory and transaction fees, net	2,348	10,598	48	12,994
Performance fees(1):
Unrealized(2)	27,711	(445,468)	(2,665)	(420,422)
Realized	15,057	279,275	3,126	297,458
Total performance fees	42,768	(166,193)	461	(122,964)
Principal investment income (loss)	5,409	(17,531)	(482)	(12,604)
Total Revenues(3)	233,595	(101,966)	18,000	149,629
Expenses:
Compensation and benefits:
Salary, bonus and benefits	61,074	35,021	10,436	106,531
Equity-based compensation	9,727	6,772	859	17,358
Profit sharing expense:
Unrealized	15,713	(137,633)	(1,091)	(123,011)
Realized	6,602	102,082	1,586	110,270
Equity-based(4)	1,791	12,601	249	14,641
Total profit sharing expense	24,106	(22,950)	744	1,900
Total compensation and benefits	94,907	18,843	12,039	125,789
Non-compensation expenses:
General, administrative and other	33,135	15,098	6,142	54,375
Placement fees	276	51	—	327
Total non-compensation expenses	33,411	15,149	6,142	54,702
Total Expenses(3)	128,318	33,992	18,181	180,491
Other Loss:
Net gains (losses) from investment activities	(55,267)	(11,877)	7	(67,137)
Net interest loss	(4,971)	(3,927)	(1,043)	(9,941)
Other income, net	3,946	251	63	4,260
Total Other Loss(3)	(56,292)	(15,553)	(973)	(72,818)
Non-Controlling Interests	(1,215)	—	—	(1,215)
Economic Income (Loss)(3)	$47,770	$(151,511)	$(1,154)	$(104,895)
Total Assets(3)	$2,685,763	$2,625,479	$227,199	$5,538,441

(1)	Performance fees includes performance allocations and incentive fees.

(2)
Included in unrealized performance fees for the three months ended March 31, 2018 was a reversal of previously realized performance fees due to the general partner obligation to return previously distributed performance fees.

(3)
Refer below for a reconciliation of total revenues, total expenses, other income and total assets for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses, total consolidated other income (loss) and total assets.

(4)	Relates to amortization of restricted share awards granted under certain profit sharing arrangements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended March 31, 2017
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Revenues:
Management fees	$158,342	$77,398	$16,313	$252,053
Advisory and transaction fees, net	2,556	11,772	739	15,067
Performance fees(1):
Unrealized(2)	6,322	163,619	2,604	172,545
Realized	30,936	155,461	64	186,461
Total performance fees	37,258	319,080	2,668	359,006
Principal investment income	6,483	31,728	1,003	39,214
Total Revenues(3)	204,639	439,978	20,723	665,340
Expenses:
Compensation and benefits:
Salary, bonus and benefits	54,882	31,469	8,370	94,721
Equity-based compensation	9,102	7,095	548	16,745
Profit sharing expense:
Unrealized	2,215	55,016	2,034	59,265
Realized	13,445	75,252	26	88,723
Equity-based	287	—	—	287
Total profit sharing expense	15,947	130,268	2,060	148,275
Total compensation and benefits	79,931	168,832	10,978	259,741
Non-compensation expenses:
General, administrative and other	32,090	17,360	4,482	53,932
Placement fees	1,770	134	—	1,904
Total non-compensation expenses	33,860	17,494	4,482	55,836
Total Expenses(3)	113,791	186,326	15,460	315,577
Other Income (Loss):
Net gains from investment activities	31,094	3,396	—	34,490
Net interest loss	(6,522)	(4,242)	(1,224)	(11,988)
Other income, net	811	17,790	63	18,664
Total Other Income (Loss)(3)	25,383	16,944	(1,161)	41,166
Non-Controlling Interests	(934)	—	—	(934)
Economic Income(3)	$115,297	$270,596	$4,102	$389,995

(1)	Performance fees includes performance allocations and incentive fees.

(2)
Included in unrealized performance fees for the three months ended March 31, 2017 was a reversal of previously realized performance fees due to the general partner obligation to return previously distributed performance fees.

(3)
Refer below for a reconciliation of total revenues, total expenses and other income for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income (loss).

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments:

	For the Three Months Ended March 31,
	2018	2017
Total Consolidated Revenues	$166,903	$682,104
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(18,913)	(18,223)
Adjustments related to consolidated funds and VIEs(1)	1,639	1,459
Total Reportable Segments Revenues	$149,629	$665,340

(1)
Represents advisory fees, management fees and performance fees earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments:

	For the Three Months Ended March 31,
	2018	2017
Total Consolidated Expenses	$214,875	$345,988
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(18,735)	(18,223)
Transaction-related compensation charges(1)	(892)	2,683
Reclassification of interest expenses	(13,797)	(12,999)
Amortization of transaction-related intangibles(1)	(960)	(1,872)
Total Reportable Segments Expenses	$180,491	$315,577

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

The following table reconciles total consolidated other income (loss) to total other income (loss) for Apollo’s reportable segments:

	For the Three Months Ended March 31,
	2018	2017
Total Consolidated Other Income (Loss)	$(52,796)	$58,075
Reclassification of interest expense	(13,797)	(12,999)
Adjustments related to consolidated funds and VIEs(1)	(6,225)	(3,910)
Total Reportable Segments Other Income (Loss)	$(72,818)	$41,166

(1)	Represents the addition of other income of consolidated funds and VIEs.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Economic Income:

	For the Three Months Ended March 31,
	2018	2017
Income (loss) before income tax provision	$(100,768)	$394,191
Adjustments:
Transaction-related charges(1)	1,852	(812)
Net income attributable to Non-Controlling Interests in consolidated entities and appropriated partners’ capital	(5,979)	(3,384)
Total consolidation adjustments and other	(4,127)	(4,196)
Economic Income (Loss)	$(104,895)	$389,995

(1)	Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions.
The following table presents the reconciliation of Apollo’s total reportable segment assets to total assets:

	As of March 31, 2018	As of December 31, 2017
Total reportable segment assets	$5,538,441	$5,740,943
Adjustments(1)	1,410,056	1,250,127
Total assets	$6,948,497	$6,991,070

(1)	Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.
16. SUBSEQUENT EVENTS
On May 3, 2018, the Company declared a cash distribution of $0.38 per Class A share, which will be paid on May 31, 2018 to holders of record on May 18, 2018.
On May 3, 2018, the Company declared a cash distribution of $0.398438 and $0.380729 per Series A and Series B Preferred share, respectively, which will be paid on June 15, 2018 to holders of record on June 1, 2018.

ITEM 1A.     UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS
OF FINANCIAL CONDITION
APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of March 31, 2018
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$988,284	$—	$—	$988,284
Cash and cash equivalents held at consolidated funds	—	3	—	3
Restricted cash	3,902	—	—	3,902
U.S. Treasury securities, at fair value	225,510	—	—	225,510
Investments	3,284,383	634	(86,332)	3,198,685
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	74,798	—	74,798
Investments, at fair value	—	1,386,400	(332)	1,386,068
Other assets	—	39,006	—	39,006
Incentive fees receivable	7,891	—	—	7,891
Due from related parties	332,690	—	(3,788)	328,902
Deferred tax assets	380,565	—	—	380,565
Other assets	208,503	—	(333)	208,170
Goodwill	88,852	—	—	88,852
Intangible assets, net	17,861	—	—	17,861
Total Assets	$5,538,441	$1,500,841	$(90,785)	$6,948,497
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$81,548	$—	$—	$81,548
Accrued compensation and benefits	60,489	—	—	60,489
Deferred revenue	145,282	—	—	145,282
Due to related parties	481,484	—	—	481,484
Profit sharing payable	644,883	—	—	644,883
Debt	1,361,711	—	—	1,361,711
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	1,074,338	(48,326)	1,026,012
Other liabilities	—	100,468	(333)	100,135
Due to related parties	—	988	(988)	—
Other liabilities	140,197	—	—	140,197
Total Liabilities	2,915,594	1,175,794	(49,647)	4,041,741

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Series A Preferred shares	264,398	—	—	264,398
Series B Preferred shares	289,815	—	—	289,815
Additional paid in capital	1,483,244	—	—	1,483,244
Accumulated deficit	(481,773)	9,315	(9,314)	(481,772)
Accumulated other comprehensive loss	(887)	235	(163)	(815)
Total Apollo Global Management, LLC shareholders’ equity	1,554,797	9,550	(9,477)	1,554,870
Non-Controlling Interests in consolidated entities	7,021	315,497	(31,661)	290,857
Non-Controlling Interests in Apollo Operating Group	1,061,029	—	—	1,061,029
Total Shareholders’ Equity	2,622,847	325,047	(41,138)	2,906,756
Total Liabilities and Shareholders’ Equity	$5,538,441	$1,500,841	$(90,785)	$6,948,497

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of December 31, 2017
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$751,252	$—	$—	$751,252
Cash and cash equivalents held at consolidated funds	—	21	—	21
Restricted cash	3,875	—	—	3,875
U.S. Treasury securities, at fair value	364,649	—	—	364,649
Investments	3,637,042	854	(78,062)	3,559,834
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	92,912	—	92,912
Investments, at fair value	—	1,196,512	(322)	1,196,190
Other assets	—	39,484	—	39,484
Incentive fees receivable	43,176	—	—	43,176
Due from related parties	263,572	—	(984)	262,588
Deferred tax assets	337,638	—	—	337,638
Other assets	232,045	5	(293)	231,757
Goodwill	88,852	—	—	88,852
Intangible assets, net	18,842	—	—	18,842
Total Assets	$5,740,943	$1,329,788	$(79,661)	$6,991,070
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$68,873	$—	$—	$68,873
Accrued compensation and benefits	62,474	—	—	62,474
Deferred revenue	128,146	—	—	128,146
Due to related parties	428,013	—	—	428,013
Profit sharing payable	752,276	—	—	752,276
Debt	1,362,402	—	—	1,362,402
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	1,049,235	(47,172)	1,002,063
Other liabilities	—	115,951	(293)	115,658
Due to related parties	—	2,719	(2,719)	—
Other liabilities	173,369	—	—	173,369
Total Liabilities	2,975,553	1,167,905	(50,184)	4,093,274

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Series A Preferred shares	264,398	—	—	264,398
Additional paid in capital	1,579,797	—	—	1,579,797
Accumulated deficit	(379,461)	9,037	(9,036)	(379,460)
Accumulated other comprehensive loss	(1,878)	(381)	450	(1,809)
Total Apollo Global Management, LLC shareholders’ equity	1,462,856	8,656	(8,586)	1,462,926
Non-Controlling Interests in consolidated entities	7,750	153,227	(20,891)	140,086
Non-Controlling Interests in Apollo Operating Group	1,294,784	—	—	1,294,784
Total Shareholders’ Equity	2,765,390	161,883	(29,477)	2,897,796
Total Liabilities and Shareholders’ Equity	$5,740,943	$1,329,788	$(79,661)	$6,991,070

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Apollo Global Management, LLC’s condensed consolidated financial statements and the related notes included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2017 filed with the SEC on February 12, 2018 (the “2017 Annual Report”). The highlights listed below have had significant effects on many items within our condensed consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.
General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in credit, private equity and real assets with significant distressed expertise and a flexible mandate in the majority of our funds which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 32 years and lead a team of 1,030 employees, including 372 investment professionals, as of March 31, 2018.
Apollo conducts its business primarily in the United States and substantially all of its revenues are generated domestically. These businesses are conducted through the following three reportable segments:

(i)	Credit—primarily invests in non-control corporate and structured debt instruments including performing, stressed and distressed instruments across the capital structure;

(ii)	Private equity—primarily invests in control equity and related debt instruments, convertible securities and distressed debt instruments; and

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
Our financial results vary since performance fees, which generally constitutes a large portion of the income we receive from the funds that we manage, as well as the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. As a result, we emphasize long-term financial growth and profitability to manage our business.
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
As of March 31, 2018, we had total AUM of $247.4 billion across all of our businesses. More than 90% of our total AUM was in funds with a contractual life at inception of seven years or more, and 43% of such AUM was in Permanent Capital Vehicles. For our credit segment, total gross and net returns, excluding Athene and Athora assets that are managed by Apollo but not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo, were 1.3% and 1.1%, respectively, for the three months ended March 31, 2018.
As of December 31, 2017, Fund IX held its final closing, raising a total of $23.5 billion in third-party capital and approximately $1.2 billion of additional capital from Apollo and affiliated investors for total commitments of $24.7 billion. On December 31, 2013, Fund VIII held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of March 31, 2018, Fund VIII had $5.2 billion of uncalled commitments remaining. Additionally, Fund VII held a final closing in December 2008, raising a total of $14.7 billion, and as of March 31, 2018, Fund VII had $2.1 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through March 31, 2018. Apollo’s private equity fund appreciation was (2.7)% for the three months ended March 31, 2018.
For our real assets segment, total combined gross and net returns for AGRE U.S. Real Estate Fund, L.P. (“U.S. RE Fund I”) and Apollo U.S. RE Fund II, L.P. (“U.S. RE Fund II”) including co-investment capital were 1.9% and 1.6%, respectively, for the three months ended March 31, 2018.
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
49.9% of the LP units of certain Apollo Operating Group Entities
49.9% of the LP units of certain Apollo Operating Group Entities
49.9% of the LP units of certain Apollo Operating Group Entities
49.9% of the LP units of certain Apollo Operating Group Entities
Apollo Operating Group

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of May 3, 2018.

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
In the U.S., the S&P 500 Index decreased by 1.2% in the first quarter of 2018, following an increase of 6.1% in the fourth quarter of 2017. Outside the U.S., global equity markets declined during the first quarter of 2018. The MSCI All Country World ex USA Index decreased 1.7% following an increase of 4.6% in the fourth quarter of 2017.
Conditions in the credit markets also have a significant impact on our business. Credit markets were mixed in the first quarter of 2018, with the Bof AML HY Master II Index decreasing 0.9% while the S&P/LSTA Leveraged Loan Index increased 1.5%. Benchmark interest rates finished the quarter higher from where they were at the end of 2017, as the Federal Reserve increased the target federal funds rate 25 basis points to 1.50%-1.75% in March, the sixth rate hike since December 2015. Accordingly, the U.S. 10-year Treasury yield rose to finish the quarter at 2.7%.
Foreign exchange rates can materially impact the valuations of our investments that are denominated in currencies other than the U.S. dollar. Relative to the U.S. dollar, the Euro appreciated 2.7% in the first quarter of 2018, after appreciating 1.6% in the fourth quarter of 2017, while the British pound appreciated 3.7% in the first quarter of 2018, after appreciating by 0.9% in the fourth quarter of 2017. Commodities were generally mixed in the first quarter of 2018, with crude oil, gold and wheat appreciating, while natural gas, copper and sugar depreciated. The price of crude oil increased 7.5% during the first quarter, continuing to rise for the third consecutive quarter.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 2.3% in the first quarter of 2018, lower than the 2.9% growth experienced in the fourth quarter of 2017. As of April 2018, The International Monetary Fund estimated that the U.S. economy will expand by 2.9% in 2018 and 2.7% in 2019. Additionally, the U.S. unemployment rate stood at 4.1% as of March 31, 2018, the lowest level since 2000.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its fund investors by focusing on opportunities that management believes are often overlooked by other investors. As such, Apollo’s global integrated investment platform deployed $3.0 billion and $14.4 billion of capital through the funds it manages during the first quarter and the twelve months ended March 31, 2018, respectively. We believe Apollo’s expertise in credit and its focus on nine core industry sectors, combined with more than 28 years of investment experience, has allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors include chemicals, manufacturing and industrial, natural resources, consumer and retail, consumer services, business services, financial services, leisure, and media/telecom/technology. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods.

In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities. As such, Apollo had $4.9 billion and $56.1 billion of capital inflows during the first quarter and the twelve months ended March 31, 2018, respectively. While Apollo continues to attract capital inflows, it also continues to generate realizations for fund investors. Apollo returned $4.1 billion and $13.1 billion of capital and realized gains to the investors in the funds it manages during the first quarter and the twelve months ended March 31, 2018, respectively.
Managing Business Performance
We believe that the presentation of Economic Income, or “EI”, supplements a reader’s understanding of the economic operating performance of each of our segments.
Economic Income (Loss)
EI has certain limitations in that it does not take into account certain items included under U.S. GAAP. EI represents segment income before income tax provision excluding transaction-related charges arising from the 2007 private placement, and any acquisitions. Transaction-related charges includes equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. In addition, EI excludes non-cash revenue and expense related to equity awards granted by unconsolidated related parties to employees of the Company, compensation and administrative related expense reimbursements, as well as the assets, liabilities and operating results of the funds and variable interest entities (“VIEs”) that are included in the condensed consolidated financial statements. We believe the exclusion of the non-cash charges related to the 2007 Reorganization for equity-based compensation provides investors with a meaningful indication of our performance because these charges relate to the equity portion of our capital structure and not our core operating performance. EI also excludes impacts of the remeasurement of the tax receivable agreement which arises from changes in the associated deferred tax balance, including the impacts related to the Tax Cuts and Jobs Act (the “TCJA”).
Economic Net Income (“ENI”) represents EI adjusted to reflect income tax provision on EI that has been calculated assuming that all income is allocated to Apollo Global Management, LLC, which would occur following an exchange of all AOG Units for Class A shares of Apollo Global Management, LLC. ENI excludes the impacts of the remeasurement of deferred tax assets and liabilities which arises from changes in estimated future tax rates, including impacts related to the TCJA. The economic assumptions and methodologies that impact the implied income tax provision are similar to those methodologies and certain assumptions used in calculating the income tax provision for Apollo’s condensed consolidated statements of operations under U.S. GAAP. ENI is net of preferred distributions, if any, to Series A and Series B Preferred shareholders.
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
Fee Related Earnings
Fee Related Earnings (“FRE”) is derived from our segment reported results and refers to a component of EI that is used as a supplemental performance measure to assess whether revenues that we believe are generally more stable and predictable in nature, primarily consisting of management fees, are sufficient to cover associated operating expenses and generate profits. FRE is the sum across all segments of (i) management fees, (ii) advisory and transaction fees, (iii) performance fees earned from a publicly traded business development company we manage and (iv) other income, net, less (y) salary, bonus and benefits, excluding equity-based compensation and (z) other associated operating expenses.
Distributable Earnings
Distributable Earnings (“DE”), as well as DE After Taxes and Related Payables are derived from our segment reported results, and are supplemental non-U.S. GAAP measures to assess performance and the amount of earnings available for distribution to Class A shareholders, holders of RSUs that participate in distributions and holders of AOG Units. DE represents the amount of net realized earnings without the effects of the consolidation of any of the related funds. DE, which is a component of EI, is the sum across all segments of (i) total management fees and advisory and transaction fees, (ii) other income (loss), (iii) realized performance fees, excluding realizations received in the form of shares and (iv) realized investment income, less (x) compensation expense, excluding the expense related to equity-based awards, (y) realized profit sharing expense, and (z) non-compensation expenses, excluding depreciation and amortization expense. DE After Taxes and Related Payables represents DE less estimated current corporate, local and non-U.S. taxes as well as the payable under Apollo’s tax receivable agreement. DE After Taxes and Related Payables is net of preferred distributions, if any, to Series A and Series B Preferred shareholders. A reconciliation of DE and EI to their most directly comparable U.S. GAAP measure of income before income tax provision can be found in “—Summary of Non-U.S. GAAP Measures”.
Fee Related EBITDA
Fee related EBITDA is a non-U.S. GAAP measure derived from our segment reported results and is used to assess the performance of our operations as well as our ability to service current and future borrowings. Fee related EBITDA represents FRE plus amounts for depreciation and amortization. “Fee related EBITDA +100% of net realized performance fees” represents fee-related EBITDA plus realized performance fees less realized profit sharing.
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
Assets Under Management
The tables below present Fee-Generating and Non-Fee-Generating AUM by segment:

	As of March 31, 2018
	Credit	Private Equity	Real Assets	Total
	(in millions)
Fee-Generating	$129,484	$43,758	$9,225	$182,467
Non-Fee-Generating	35,781	25,191	3,977	64,949
Total Assets Under Management	$165,265	$68,949	$13,202	$247,416

	As of March 31, 2017
	Credit	Private Equity	Real Assets	Total
	(in millions)
Fee-Generating	$114,914	$30,774	$8,466	$154,154
Non-Fee-Generating	26,018	13,799	3,495	43,312
Total Assets Under Management	$140,932	$44,573	$11,961	$197,466

	As of December 31, 2017
	Credit	Private Equity	Real Assets	Total
	(in millions)
Fee-Generating	$130,150	$29,792	$9,023	$168,965
Non-Fee-Generating	33,963	42,640	3,360	79,963
Total Assets Under Management	$164,113	$72,432	$12,383	$248,928
The table below presents AUM with Future Management Fee Potential, which is a component of Non-Fee-Generating AUM, for each of Apollo’s three segments.

	As of March 31, 2018	As of March 31, 2017	As of December 31, 2017
	(in millions)
Credit	$10,241	$6,622	$10,057
Private Equity	6,662	1,895	$25,912
Real Assets	803	759	464
Total AUM with Future Management Fee Potential	$17,706	$9,276	$36,433
The following tables present the components of Performance Fee-Eligible AUM for each of Apollo’s three segments:

	As of March 31, 2018
	Credit(1)	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM	$31,237	$24,707	$645	$56,589
AUM Not Currently Generating Performance Fees	13,097	1,552	505	15,154
Uninvested Performance Fee-Eligible AUM	12,910	32,461	1,271	46,642
Total Performance Fee-Eligible AUM	$57,244	$58,720	$2,421	$118,385

	As of March 31, 2017
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM	$27,752	$23,964	$837	$52,553
AUM Not Currently Generating Performance Fees	12,936	264	355	13,555
Uninvested Performance Fee-Eligible AUM	10,737	11,906	1,090	23,733
Total Performance Fee-Eligible AUM	$51,425	$36,134	$2,282	$89,841

	As of December 31, 2017
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM	$25,814	$26,775	$694	$53,283
AUM Not Currently Generating Performance Fees	17,901	494	437	18,832
Uninvested Performance Fee-Eligible AUM	11,607	33,412	923	45,942
Total Performance Fee-Eligible AUM	$55,322	$60,681	$2,054	$118,057

(1)
As of March 31, 2018, $7.7 billion of the performance-fee generating AUM is currently above its hurdle rate or preferred return, but in accordance with the adoption of the revenue recognition standard effective January 1, 2018, recognition of performance fees associated with such performance-fee generating AUM has been deferred to future periods when the fees are probable to not be significantly reversed.

The following table presents AUM Not Currently Generating Performance Fees for funds that have commenced investing capital for more than 24 months as of March 31, 2018 and the corresponding appreciation required to reach the preferred return or high watermark in order to generate performance fees:

Category / Fund	Invested AUM Not Currently Generating Performance Fees	Investment Period Active > 24 Months	Appreciation Required to Achieve Performance Fees(1)
	(in millions)
Credit:
Drawdown	$3,637	$3,162	40%
Liquid/Performing	8,259	3,357	< 250bps
		69	250-500bps
		363	> 500bps
MidCap, AINV, AFT, AIF	1,201	831	< 250bps
Total Credit	13,097	7,782	18%
Private Equity:
ANRP I	688	688	2%
Other PE	864	864	11%
Total Private Equity	1,552	1,552	7%
Real Assets:
Total Real Assets	505	280	> 250bps
Total	$15,154	$9,614

(1)
All investors in a given fund are considered in aggregate when calculating the appreciation required to achieve performance fees presented above. Appreciation required to achieve performance fees may vary by individual investor.

The components of Fee-Generating AUM by segment are presented below:

	As of March 31, 2018
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$8,257	$27,805		$784	$36,846
Fee-Generating AUM based on invested capital	5,646	15,211		4,725	25,582
Fee-Generating AUM based on gross/adjusted assets	97,691	742		3,652	102,085
Fee-Generating AUM based on NAV	17,890	—		64	17,954
Total Fee-Generating AUM	$129,484	$43,758	(1)	$9,225	$182,467

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at March 31, 2018 was 87 months.

	As of March 31, 2017
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$5,693	$21,782		$724	$28,199
Fee-Generating AUM based on invested capital	6,680	8,060		4,565	19,305
Fee-Generating AUM based on gross/adjusted assets	89,904	932		3,113	93,949
Fee-Generating AUM based on NAV	12,637	—		64	12,701
Total Fee-Generating AUM	$114,914	$30,774	(1)	$8,466	$154,154

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at March 31, 2017 was 63 months.

	As of December 31, 2017
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$8,771	$21,803		$784	$31,358
Fee-Generating AUM based on invested capital	6,186	7,197		4,535	17,918
Fee-Generating AUM based on gross/adjusted assets	97,514	792		3,658	101,964
Fee-Generating AUM based on NAV	17,679	—		46	17,725
Total Fee-Generating AUM	$130,150	$29,792	(1)	$9,023	$168,965

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2017 was 57 months.
The following table presents total AUM and Fee-Generating AUM amounts for our credit segment by category type:

	Total AUM			Fee-Generating AUM
	As of March 31,		As of December 31,	As of March 31,		As of December 31,
	2018	2017	2017	2018	2017	2017
	(in millions)
Liquid/Performing	$45,282	$37,203	$43,306	$36,503	$32,919	$36,863
Drawdown	28,147	23,810	28,468	15,749	13,794	16,778
MidCap, AINV, AFT, AIF	13,610	12,328	13,428	12,749	11,462	12,623
Athene Non-Sub-Advised(1)	60,365	52,346	59,670	60,365	52,346	59,670
Athora Non-Sub-Advised(1)	6,798	4,393	6,719	4,118	4,393	4,216
Advisory	11,063	10,852	12,522	—	—	—
Total	$165,265	$140,932	$164,113	$129,484	$114,914	$130,150

(1)
The Company refers to the portion of the AUM related to Athora that is not sub-advised by Apollo or invested in funds and or investment vehicles managed by Apollo as “Athora Non-Sub-Advised” AUM. Athene Non-Sub-Advised AUM and Athora Non-Sub-Advised AUM reflects total combined AUM of $86.6 billion less $19.5 billion of assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo included within other asset categories. Athora Non-Sub-Advised AUM includes $4.1 billion of AUM for which AAME provides investment advisory services.

Investment Management and Sub-Advisory Agreements - AAM
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
Investment Advisory and Sub-Advisory Agreements - AAME
Apollo, through AAME, provides investment advisory services with respect to certain assets in the Athora European Accounts and sub-advises certain assets in the Athora European Accounts. See note 13 to the condensed consolidated financial statements for more details regarding the fee rates of the investment advisory, sub-advisory and other fee arrangements with respect to the assets in the Athora European Accounts.

The following table presents the Athene and Athora assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo:

	Total AUM
	As of March 31,		As of December 31,
	2018	2017	2017
	(in millions)
Credit
Liquid/Performing	$12,139	$10,100	$10,986
Drawdown	1,246	1,083	1,327
Total Credit	13,385	11,183	12,313
Private Equity	912	1,136	1,121
Real Assets
Real Estate Debt	4,677	3,628	4,509
Real Estate Equity	492	423	488
Total Real Assets	5,169	4,051	4,997
Total	$19,466	$16,370	$18,431
Athene and Athora Non-Sub-Advised AUM
The Company refers to the portion of the AUM in the Athene North American Accounts that is not Athene Sub-Advised AUM as “Athene Non-Sub-Advised” AUM. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub-Advised” AUM.
The following table presents the AUM for Athene and Athora:

	As of March 31, 2018
	Sub-Advised AUM(1)	Non-Sub-Advised AUM	Total AUM
	(in millions)
Athene	$18,017	$60,364	$78,381
Athora	1,449	6,799	8,248
Total	$19,466	$67,163	$86,629

(1)	Of the total $19.5 billion Athene Sub-Advised AUM and Athora Sub-Advised AUM as of March 31, 2018, $2.8 billion was Athene Assets Directly Invested.
The following table presents total AUM and Fee-Generating AUM amounts for our private equity segment:

	Total AUM			Fee-Generating AUM
	As of March 31,		As of December 31,	As of March 31,		As of December 31,
	2018	2017	2017	2018	2017	2017
	(in millions)
Traditional Private Equity Funds	$55,048	$31,004	$57,250	$37,579	$24,457	$23,580
Natural Resources	4,449	5,505	4,709	4,058	4,181	4,058
Other(1)	9,452	8,064	10,473	2,121	2,136	2,154
Total	$68,949	$44,573	$72,432	$43,758	$30,774	$29,792

(1)	Includes co-investments contributed to Athene by AAA through its investment in AAA Investments as discussed in note 13 of the condensed consolidated financial statements.

The following table presents total AUM and Fee-Generating AUM amounts for our real assets segment:

	Total AUM			Fee-Generating AUM
	As of March 31,		As of December 31,	As of March 31,		As of December 31,
	2018	2017	2017	2018	2017	2017
	(in millions)
Debt	$10,405	$8,861	$9,965	$7,660	$6,666	$7,451
Equity	2,797	3,100	2,418	1,565	1,800	1,572
Total	$13,202	$11,961	$12,383	$9,225	$8,466	$9,023

The following tables summarize changes in total AUM for each of Apollo’s three segments:

	For the Three Months Ended March 31,
	2018				2017
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$164,113	$72,432	$12,383	$248,928	$136,607	$43,628	$11,453	$191,688
Inflows	3,295	461	1,118	4,874	4,385	297	631	5,313
Outflows(2)	(1,569)	(180)	—	(1,749)	(698)	(71)	—	(769)
Net Flows	1,726	281	1,118	3,125	3,687	226	631	4,544
Realizations	(2,144)	(1,513)	(412)	(4,069)	(365)	(1,050)	(265)	(1,680)
Market Activity(3)	1,570	(2,251)	113	(568)	1,003	1,769	142	2,914
End of Period	$165,265	$68,949	$13,202	$247,416	$140,932	$44,573	$11,961	$197,466

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

(2)	Outflows for Total AUM include redemptions of $184.2 million and $297.9 million during the three months ended March 31, 2018 and 2017, respectively.

(3)
Includes foreign exchange impacts of $862.0 million, $44.3 million and $23.9 million for credit, private equity and real assets, respectively, during the three months ended March 31, 2018, and foreign exchange impacts of $288.8 million, $38.2 million and $25.5 million for credit, private equity and real assets, respectively, during the three months ended March 31, 2017.

Assets Under Management
Total AUM was $247.4 billion at March 31, 2018, a decrease of $1.5 billion, or 0.6%, compared to $248.9 billion at December 31, 2017. The net decrease was primarily due to:
Realizations of $4.1 billion primarily related to:

•
$2.1 billion related to funds we manage in the credit segment primarily consisting of distributions of $0.4 billion, $0.3 billion, $0.9 billion and $0.5 billion from Apollo Credit Opportunity Fund III, L.P. (“COF III”), Financial Credit Investment III, L.P. (“FCI III”), liquid/performing funds and other drawdown funds, respectively;

•	$1.5 billion related to funds we manage in the private equity segment primarily consisting of distributions of $0.7 billion and $0.5 billion from Fund VIII and Fund VI, respectively; and

•	$0.4 billion related to funds we manage in the real assets segment primarily consisting of distributions of $0.4 billion from our real estate debt funds.
Market activity of $0.6 billion primarily related to:

•	a $2.3 billion decrease related to funds we manage in the private equity segment as a result of depreciation in Fund VIII and co-investment vehicles;

•	offset by $1.6 billion of appreciation throughout the funds we manage in the credit segment as a result of favorable market conditions.

Offsetting these decreases were:
Net flows of $3.1 billion primarily related to:

•
a $1.7 billion increase related to funds we manage in the credit segment primarily consisting of a net increase in AUM relating to Athene of $1.7 billion, subscriptions of $1.3 billion primarily related to liquid/performing funds and drawdown funds of $1.0 billion and $0.3 billion, respectively, offset by a decrease in AUM relating to Advisory assets of $1.3 billion driven by portfolio company activity; and

•
a $1.1 billion increase related to funds we manage in the real assets segment primarily consisting of subscriptions of $0.4 billion related to the real estate equity funds and ARI, an increase in net leverage of $0.3 billion and net segment transfers of $0.2 billion.

The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three segments:

	For the Three Months Ended March 31,
	2018				2017
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$130,150	$29,792	$9,023	$168,965	$111,781	$30,722	$8,295	$150,798
Inflows	3,027	23,518	239	26,784	3,602	31	347	3,980
Outflows(2)	(3,100)	(9,560)	—	(12,660)	(984)	—	—	(984)
Net Flows	(73)	13,958	239	14,124	2,618	31	347	2,996
Realizations	(1,256)	—	(94)	(1,350)	(236)	—	(245)	(481)
Market Activity(3)	663	8	57	728	751	21	69	841
End of Period	$129,484	$43,758	$9,225	$182,467	$114,914	$30,774	$8,466	$154,154

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

(2)	Outflows for Fee-Generating AUM include redemptions of $172.1 million and $277.3 million during the three months ended March 31, 2018 and 2017, respectively.

(3)
Includes foreign exchange impacts of $430.7 million and $22.8 million for credit and real assets, respectively, during the three months ended March 31, 2018, and foreign exchange impacts of $140.7 million and $2.8 million for credit and real assets, respectively, during the three months ended March 31, 2017.

Total Fee-Generating AUM was $182.5 billion at March 31, 2018, an increase of $13.5 billion or 8.0%, compared to $169.0 billion at December 31, 2017. The net increase was primarily due to:
Net flows of $14.1 billion primarily related to:

•
a $14.0 billion increase related to funds we manage in the private equity segment primarily consisting of an increase of $23.5 billion relating to Fund IX commencing its investment period, offset by a fee basis adjustment of $6.7 billion in Fund VIII related to Fund IX’s commencement and a decrease of $2.8 billion relating to Fund VI’s management fee termination;

Market activity of $0.7 billion primarily related to appreciation in the funds we manage in the credit segment as a result of favorable market conditions.
Offsetting these increases were:
Realizations of $1.4 billion primarily related to:

•
$1.3 billion related to funds we manage in the credit segment primarily driven by distributions from our liquid/performing funds and Apollo European Principal Finance Fund II, L.P. (“EPF II”) of $0.8 billion and $0.4 billion, respectively.

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
Capital Deployed
The following table summarizes by segment the capital deployed for funds and SIAs with a defined maturity date and certain funds and SIAs in Apollo’s real estate debt strategy:

	For the Three Months Ended March 31,
	2018	2017
	(in millions)
Credit	$909	$992
Private Equity	1,294	1,564
Real Assets(1)	835	867
Total capital deployed	$3,038	$3,423

(1)	Included in capital deployed is $822.8 million, and $735.0 million for the three months ended March 31, 2018 and 2017, respectively, related to funds in Apollo’s real estate debt strategy.
Uncalled Commitments
The following table summarizes the uncalled commitments by segment:

	As of March 31, 2018	As of December 31, 2017
	(in millions)
Credit	$15,730	$15,225
Private Equity	35,879	36,810
Real Assets	1,356	1,074
Total uncalled commitments(1)	$52,965	$53,109

(1)
As of March 31, 2018 and December 31, 2017, $46.5 billion and $47.6 billion, respectively, represented the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses.

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
Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund IV generated a 12% gross IRR and a 9% net IRR since its inception through March 31, 2018, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through March 31, 2018. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares and our Preferred shares” in the 2017 Annual Report.

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
All amounts are as of March 31, 2018, unless otherwise noted:

($ in millions)	Vintage Year(1)	Total AUM	Committed Capital	Total Invested Capital(1)	Realized Value(1)	Remaining Cost(1)	Unrealized Value(1)	Total Value(1)	Gross IRR(1)		Net IRR(1)
Private Equity:
Fund IX	2018	$24,729	$24,729	$—	$—	$—	$—	$—	—%		—%
Fund VIII	2013	21,554	18,377	13,599	4,162	11,328	16,159	20,321	26		18
Fund VII	2008	5,731	14,677	16,198	30,328	3,341	3,396	33,724	34		26
Fund VI	2006	2,724	10,136	12,457	19,118	2,389	2,108	21,226	12		9
Fund V	2001	296	3,742	5,192	12,711	124	40	12,751	61		44
Fund I, II, III, IV & MIA(3)	Various	14	7,320	8,753	17,400	—	—	17,400	39		26
Traditional Private Equity Funds(4)		$55,048	$78,981	$56,199	$83,719	$17,182	$21,703	$105,422	39%		25%
ANRP II	2016	3,414	3,454	1,638	656	1,343	1,554	2,210	46		25
ANRP I	2012	1,035	1,323	1,112	765	705	781	1,546	12		8
AION	2013	713	826	407	251	225	308	559	18		8
Total Private Equity(9)		$60,210	$84,584	$59,356	$85,391	$19,455	$24,346	$109,737
Credit:
Credit Opportunity Funds
COF III	2014	$2,646	$3,426	$5,016	$3,555	$1,739	$1,608	$5,163	1%		—%
COF II	2008	55	1,583	2,176	3,136	39	44	3,180	14		11
COF I	2008	324	1,485	1,611	4,336	38	54	4,390	30		27
European Principal Finance Funds
EPF III(5)	2017	4,542	4,652	511	—	511	512	512	NM	(2)	NM	(2)
EPF II(5)	2012	3,063	3,536	3,726	3,169	1,529	2,223	5,392	19		11
EPF I(5)	2007	271	1,593	2,093	3,505	—	14	3,519	23		17
Structured Credit Funds
FCI III	2017	2,728	1,906	1,608	366	1,367	1,666	2,032	NM	(2)	NM	(2)
FCI II	2013	2,476	1,555	2,299	1,065	1,759	1,823	2,888	12		8
FCI I	2012	975	559	1,410	1,087	852	815	1,902	14		11
SCRF IV (12)	2017	1,416	1,709	823	74	598	741	815	NM	(2)	NM	(2)
SCRF III	2015	—	1,238	2,110	2,428	—	—	2,428	18		14
SCRF II	2012	—	104	467	528	—	—	528	15		12
SCRF I	2008	—	118	240	357	—	—	357	33		26
Other Drawdown Funds & SIAs(6)	Various	6,868	9,572	9,672	9,502	2,374	2,341	11,843	9		7
Total Credit(10)		$25,364	$33,036	$33,762	$33,108	$10,806	$11,841	$44,949
Real Assets:
U.S. RE Fund II(7)	2016	$921	$862	$560	$222	$448	$537	$759	20%		17%
U.S. RE Fund I(7)	2012	446	658	640	659	244	285	944	15		12
AGRE Debt Fund I(13)	2011	866	2,091	2,089	1,457	879	853	2,310	9		7
CPI Funds(8)	Various	410	5,106	2,620	2,681	259	68	2,749	14		11
Asia RE Fund(7)	2017	615	588	244	40	216	250	290	NM	(2)	NM	(2)
Total Real Assets(11)		$3,258	$9,305	$6,153	$5,059	$2,046	$1,993	$7,052

(1)	Refer to the definitions of Vintage Year, Total Invested Capital, Realized Value, Remaining Cost, Unrealized Value, Total Value, Gross IRR and Net IRR described elsewhere in this report.

(2)	Returns have not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such return information was deemed not meaningful.

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

(4)	Total IRR is calculated based on total cash flows for all funds presented.

(5)	Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.23 as of March 31, 2018.

(6)
Amounts presented have been aggregated for (i) drawdown funds with AUM greater than $500 million that do not form part of a flagship series of funds and (ii) SIAs with AUM greater than $200 million that do not predominantly invest in other Apollo funds or SIAs. Certain SIAs’ historical figures are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.23 as of March 31, 2018. Additionally, certain

SIAs totaling $1.7 billion of AUM have been excluded from Total Invested Capital, Realized Value, Remaining Cost, Unrealized Value and Total Value. These SIAs have an open ended life and a significant turnover in their portfolio assets due to the ability to recycle capital. These SIAs had $10.4 billion of Total Invested Capital through March 31, 2018.

(7)
U.S. RE Fund I, U.S. RE Fund II and Asia RE Fund had $162 million, $390 million and $245 million of co-investment commitments raised as of March 31, 2018, respectively, which are included in the figures in the table. A co-invest entity within U.S. RE Fund I is denominated in GBP and translated into U.S. dollars at an exchange rate of £1.00 to $1.40 as of March 31, 2018.

(8)
As part of the acquisition of Citi Property Investors (“CPI”), Apollo acquired general partner interests in fully invested funds. CPI Funds refers to CPI Capital Partners North America, CPI Capital Partners Asia Pacific, CPI Capital Partners Europe and other CPI funds or individual investments of which Apollo is not the general partner or manager and only receives fees pursuant to either a sub-advisory agreement or an investment management and administrative agreement. For CPI Capital Partners North America, CPI Capital Partners Asia Pacific and CPI Capital Partners Europe, the gross and net IRRs are presented in the investment record table since acquisition on November 12, 2010. The aggregate net IRR for these funds from their inception to March 31, 2018 was (2)%. This net IRR was primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo only became the general partner or manager of these funds upon completing the acquisition on November 12, 2010.

(9)	Private equity co-investment vehicles, and funds with AUM less than $500 million have been excluded. These co-investment vehicles and funds had $8.7 billion of aggregate AUM as of March 31, 2018.

(10)	Certain credit funds and SIAs with AUM less than $500 million and $200 million, respectively, have been excluded. These funds and SIAs had $2.8 billion of aggregate AUM as of March 31, 2018.

(11)
Certain accounts owned by or related to Athene, certain co-investment vehicles and certain funds with AUM less than $500 million have been excluded. These accounts, co-investment vehicles and funds had $5.1 billion of aggregate AUM as of March 31, 2018.

(12)	Remaining cost for certain of our credit funds may include physical cash called, invested or reserved for certain levered investments.

(13)
The investor in this U.S. Dollar denominated fund has chosen to make contributions and receive distributions in the local currency of each underlying investment. As a result, Apollo has not entered into foreign currency hedges for this fund and the returns presented include the impact of foreign currency gains or losses. The investor’s gross and net IRR, before the impact of foreign currency gains or losses, from the fund’s inception to March 31, 2018 was 10% and 9%, respectively.

Private Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of March 31, 2018:

	Total Invested Capital	Total Value	Gross IRR
	(in millions)
Distressed for Control	$7,885	$19,043	29%
Non-Control Distressed	5,416	8,418	71
Total	13,301	27,461	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit(1)	42,898	77,961	22
Total	$56,199	$105,422	39%

(1)	Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

The following tables provide additional detail on the composition of the Fund VIII, Fund VII and Fund VI private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV and V are included in the table above but not presented below as their remaining value is less than $100 million or the fund has been liquidated. All amounts are as of March 31, 2018:
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,391	$4,181
Opportunistic Buyouts	10,694	15,324
Distressed	514	816
Total	$13,599	$20,321
Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,277	$4,348
Opportunistic Buyouts	4,338	10,675
Distressed/Other Credit(2)	9,583	18,701
Total	$16,198	$33,724
Fund VI

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$3,397	$5,844
Opportunistic Buyouts	6,374	10,411
Distressed/Other Credit(2)	2,686	4,971
Total	$12,457	$21,226

(1)
Committed capital less unfunded capital commitments for Fund VIII and Fund VII was $13.2 billion and $14.1 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreement or other governing agreements.

(2)	The distressed investment strategy includes distressed for control, non-control distressed and other credit.
During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through March 31, 2018), our private equity funds have invested $47.5 billion, of which $18.9 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII and VI was 5.7x, 6.1x and 7.7x, respectively, as of March 31, 2018. Our average entry multiple for a private equity fund is the average of the total enterprise value over an applicable adjusted earnings before interest, taxes, depreciation and amortization which may incorporate certain adjustments based on the investment team’s estimate and we believe captures the true economics of our funds’ investments in portfolio companies. The average entry multiple of actively investing funds may include committed investments not yet closed.

Credit
The following table presents the AUM and gross and net returns information for Apollo’s credit segment by category type:

	As of March 31, 2018				Gross Returns(1)	Net Returns(1)
	AUM	Fee-Generating AUM	Performance Fee-Eligible AUM	Performance Fee-Generating AUM(2)	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2018
Category	(in millions)
Liquid/Performing	$45,282	$36,503	$22,302	$12,936	0.8%	0.7%
Drawdown(3)	28,147	15,749	21,908	8,780	2.4	1.8
Permanent capital vehicles ex Athene Non-Sub-Advised(4)	13,610	12,749	10,970	9,521	3.2	2.2
Athene Non-Sub-Advised(4)	60,365	60,365	—	—	N/A	N/A
Athora Non-Sub-Advised(4)	6,798	4,118	2,064	—	N/A	N/A
Advisory	11,063	—	—	—	N/A	N/A
Total Credit	$165,265	$129,484	$57,244	$31,237	1.3%	1.1%

(1)
The gross and net returns for the three months ended March 31, 2018 for total credit excludes assets managed by AAM that are not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo.

(2)
As of March 31, 2018, $7.7 billion of the performance-fee generating AUM is currently above its hurdle rate or preferred return, but in accordance with the adoption of the revenue recognition standard effective January 1, 2018, recognition of performance fees associated with such performance-fee generating AUM has been deferred to future periods when the fees are probable to not be significantly reversed.

(3)
As of March 31, 2018, significant drawdown funds and SIAs had inception-to-date gross and net IRRs of 16.0% and 12.1%, respectively. Significant drawdown funds and SIAs include funds and SIAs with AUM greater than $200 million that do not predominantly invest in other Apollo funds or SIAs.

(4)
Athene Non-Sub-Advised and Athora Non-Sub-Advised reflects total combined AUM of $86.6 billion less $19.5 billion of assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo included within other asset categories. Athora Non-Sub-Advised includes $4.1 billion of AUM for which AAME provides investment advisory services.

Liquid/Performing
The following table summarizes the investment record for funds in the liquid/performing category within Apollo’s credit segment. The significant funds included in the investment record table below have greater than $200 million of AUM and do not predominantly invest in other Apollo funds or SIAs.

		Total AUM	Net Returns
	Vintage Year	As of March 31, 2018	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Credit:		(in millions)
Hedge Funds(1)	Various	$6,775	1%	1%
CLOs(2)	Various	12,336	1	1
SIAs / Other	Various	26,171	—	2
Total		$45,282

(1)	Hedge Funds primarily includes Apollo Credit Strategies Master Fund Ltd. and Apollo Credit Master Fund Ltd.

(2)
CLO returns are calculated based on gross return on invested assets, which excludes cash. Included within Total AUM of CLOs is $2.8 billion of AUM related to a standalone, self-managed asset management business established in connection with risk-retention rules, from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services. CLO returns exclude performance related to this AUM.

Permanent Capital
The following table summarizes the investment record for our permanent capital vehicles by segment, excluding Athene-related and Athora-related assets managed or advised by Athene Asset Management and AAME:

		Total AUM	Total Returns(1)
	IPO Year(2)	As of March 31, 2018	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Credit:		(in millions)
MidCap(3)	N/A	$8,346	4%	4%
AIF	2013	391	2	9
AFT	2011	429	6	2
AINV(4)	2004	4,472	(5)	14
Real Assets:
ARI(5)	2009	4,305	—%	16%
Total		$17,943

(1)
Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

(2)	An initial public offering (“IPO”) year represents the year in which the vehicle commenced trading on a national securities exchange.

(3)
MidCap is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 3% and 2% for the three months ended March 31, 2018 and 2017, respectively.

(4)
All amounts are as of December 31, 2017 except for total returns. Refer to www.apolloic.com for the most recent financial information on AINV. The information contained on AINV’s website is not part of this report. Included within Total AUM of AINV is $1.8 billion of AUM related to a non-traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services. Net returns exclude performance related to this AUM.

(5)
All amounts are as of December 31, 2017 except for total returns. Refer to www.apolloreit.com for the most recent financial information on ARI. The information contained on ARI’s website is not part of this report.

Athene and SIAs
As of March 31, 2018, Apollo managed or advised $86.6 billion of total AUM in accounts owned by or related to Athene and Athora, of which approximately $19.5 billion was either sub-advised by Apollo or invested in Apollo funds and investment vehicles managed by Apollo. Of the approximately $19.5 billion of AUM, the vast majority were in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities, and insurance-linked securities.
As of March 31, 2018, Apollo managed approximately $22 billion of total AUM in SIAs, which include certain SIAs in the investment record tables above and capital deployed from certain SIAs across Apollo’s credit, private equity and real assets funds.
Overview of Results of Operations
Revenues
Advisory and Transaction, Net. As a result of providing advisory services with respect to actual and potential credit, private equity, and real assets investments, we are entitled to receive fees for transactions related to the acquisition and, in certain instances, disposition of portfolio companies as well as fees for ongoing monitoring of portfolio company operations and directors’ fees. We also receive advisory fees for advisory services provided to certain credit funds. In addition, monitoring fees are generated on certain structured portfolio company investments. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Such amounts are presented as a reduction to advisory and transaction fees, net, in the condensed consolidated statements of operations (see note 2 to our condensed consolidated financial statements for more detail on advisory and transaction fees, net).
The Management Fee Offsets are calculated for each fund as follows:

•	65%-100% for certain credit funds, gross advisory, transaction and other special fees;

•	65%-100% for private equity funds, gross advisory, transaction and other special fees; and

•	100% for certain real assets funds, gross advisory, transaction and other special fees.
Management Fees. The significant growth of the assets we manage has had a positive effect on our revenues. Management fees are typically calculated based upon any of “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted costs of all unrealized portfolio investments,” “capital commitments,” “invested capital,” “adjusted assets,” “capital contributions,” or “stockholders’ equity,” each as defined in the applicable limited partnership agreement and/or management agreement of the unconsolidated funds.
Apollo expects more than $35 billion of fee-generating asset growth from Fund IX and the Venerable transaction to drive nearly $270 million of annualized management fees (see note 14 to the condensed consolidated financial statements for further information regarding the Venerable transaction).
As a result of Fund IX’s investment period commencement on April 1, 2018, there was a corresponding decrease in fee-generating AUM and management fees related to Fund VIII, in accordance with its Limited Partnership Agreement, whereby Fund VIII will earn management fees on fee-generating invested capital at a lower fee rate (rather than third-party committed capital at a higher fee rate). The net impact of Fund IX’s investment period commencement, net of Fund VIII’s fee rate step-down, resulted in an addition of $17 billion of fee-generating AUM, which is included in fee-generating AUM as of March 31, 2018. This increase in fee-generating AUM is expected to generate $210 million of annualized management fees, which is based on Fund IX’s committed capital and Fund VIII’s fee-generating invested capital as of March 31, 2018. Fund VIII’s basis of fee-generating invested capital is subject to change and dependent upon timing of capital investment and realizations. Fund IX’s annualized management fee rate is based on the terms as defined in Fund IX’s Limited Partnership Agreement.
In connection with the Venerable transaction, Athene Holding Ltd. has signed a definitive agreement to reinsure approximately $19 billion of Voya’s fixed annuities, for which Athene Asset Management will provide asset management services. In addition, Athene will be Venerable’s strategic partner for fixed annuity blocks as opportunities arise going forward. The addition of the $19 billion of fee-generating AUM is expected to generate management fees at a fee rate of 0.30%, or approximately $57 million annually. This projection excludes incremental fee potential from sub-advisory mandates.
Performance Fees. The general partners of our funds are entitled to an incentive return of normally up to 20% of the total returns of a fund’s capital, depending upon performance of the underlying funds and subject to preferred returns and high water marks, as applicable. Performance fees, categorized as performance allocations, are accounted for as an equity method investment, and effectively, the performance fees for any period is based upon an assumed liquidation of the funds’ assets at the reporting date, and distribution of the net proceeds in accordance with the funds’ allocation provisions. Performance fees not accounted as an equity method investment, categorized as incentive fees, are deferred until fees are probable to not be significantly reversed. The majority of performance fees are comprised of performance allocations.
As of March 31, 2018, approximately 55% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 45% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our credit, private equity and real assets segments, the percentage determined using market-based valuation methods as of March 31, 2018 was 70%, 28% and 41%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest” in the 2017 Annual Report for a discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
In our private equity funds, the Company does not earn performance fees until the investors in the fund have achieved cumulative investment returns on invested capital (including management fees and expenses) in excess of an 8% hurdle rate. Additionally, certain of our credit and real assets funds have various performance fee rates and hurdle rates. Certain of our credit and real assets funds allocate performance fees to the general partner in a similar manner as the private equity funds. In our private equity, certain credit and real assets funds, so long as the investors achieve their priority returns, there is a catch-up formula whereby the Company earns a priority return for a portion of the return until the Company’s performance fees equate to its incentive fee rate for that fund; thereafter, the Company participates in returns from the fund at the performance fee rate. Performance fees, categorized as performance allocations, are subject to reversal to the extent that the performance fees distributed exceed the amount due to the general partner based on a fund’s cumulative investment returns. The Company recognizes potential repayment of previously received performance fees as a general partner obligation representing all amounts previously distributed to the general partner that would need to be repaid to the Apollo funds if these funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner obligation, however, would not become payable or realized until the end of a fund’s life or as otherwise set forth in the respective limited partnership agreement of the fund.

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis and (ii) realized and unrealized performance fees for Apollo’s combined segments:

	As of March 31, 2018
			For the Three Months Ended March 31, 2018
	Performance Fees Receivable on an Unconsolidated Basis		Unrealized Performance Fees	Realized Performance Fees	Total Performance Fees
	(in thousands)
Private Equity:
Fund VIII	$749,229		$(267,771)	$99,186	$(168,585)
Fund VII(1)	89,077		18,579	5,213	23,792
Fund VI(1)	34,821		(3,937)	—	(3,937)
Fund IV and V	—	(3)	718	—	718
ANRP I and II	30,395	(3)	(12,276)	—	(12,276)
AAA/Other(2)	63,029		(180,781)	174,876	(5,905)
Total Private Equity	966,551		(445,468)	279,275	(166,193)
Total Private Equity, net of profit share	594,486		(307,835)	177,194	(130,641)
Credit:
Drawdown	334,087	(3)	15,684	9,762	25,446
Liquid/Performing	4,071		2,481	21	2,502
Permanent capital vehicles	71,329		9,546	5,275	14,821
Total Credit	409,487		27,711	15,058	42,769
Total Credit, net of profit share	147,349		11,998	8,455	20,453
Real Assets Funds:
U.S. RE Fund I & II	16,364		(931)	735	(196)
Other(5)	8,765		(1,734)	2,391	657
Total Real Assets	25,129		(2,665)	3,126	461
Total Real Assets, net of profit share	14,449		(1,574)	1,540	(34)
Total	$1,401,167		$(420,422)	$297,459	$(122,963)
Total, net of profit share	$756,284	(4)	$(297,411)	$187,189	$(110,222)

(1)
As of March 31, 2018, the remaining investments and escrow cash of Fund VII, Fund VI, and ANRP II were valued at 99%, 92%, and 108% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future performance fees distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of March 31, 2018, Fund VII had $114.5 million of gross performance fees, or $65.2 million net of profit sharing, in escrow. As of March 31, 2018, Fund VI had $167.6 million of gross performance fees, or $112.4 million net of profit sharing, in escrow. As of March 31, 2018, ANRP II had $10.7 million of gross performance fees, or $6.5 million net of profit sharing, in escrow. With respect to Fund VII, Fund VI, and ANRP II, realized performance fees currently distributed to the general partner is limited to potential tax distributions per the fund’s partnership agreement.

(2)
The Company elected to receive the AAA performance fee payment in the form of Athene shares for $169.9 million, or $123.3 million net of profit sharing. The reduction to performance fees receivable was offset by a corresponding increase to investments within the condensed consolidated statement of financial position. Other includes certain SIAs.

(3)
As of March 31, 2018, certain credit funds and certain private equity funds had $55.8 million and $41.5 million, respectively, in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations for certain credit funds and certain private equity funds was $296.9 million and $183.6 million, respectively, as of March 31, 2018.

(4)
There was a corresponding profit sharing payable of $644.9 million as of March 31, 2018, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $90.5 million.

The general partners of certain of our credit funds accrue performance fees, categorized as performance allocations, when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments, which we refer to as “high water marks.” These high water marks are applied on an individual investor basis. Certain of our credit funds have investors with various high water marks, the achievement of which is subject to market conditions and investment performance.

Performance fees from our private equity funds and certain credit and real assets funds are subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative performance fees distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. These general partner obligations, if applicable, are included in due to related parties on the condensed consolidated statements of financial condition.
The following table summarizes our performance fees since inception for our combined segments through March 31, 2018:

	Performance Fees Since Inception(1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation as of March 31, 2018(3)	Maximum Performance Fees Subject to Potential Reversal(4)
	(in millions)
Private Equity:
Fund VIII	$749.2	$316.2	$1,065.4	$—	$946.6
Fund VII	89.1	3,126.7	3,215.8	—	662.4
Fund VI	34.8	1,658.9	1,693.7	—	1,147.5
Fund IV and V	—	2,053.1	2,053.1	24.1	8.1
ANRP I and II	30.4	78.9	109.3	17.4	56.0
AAA/Other	63.0	535.2	598.2	—	80.6
Total Private Equity	966.5	7,769.0	8,735.5	41.5	2,901.2
Credit(5):
Drawdown	334.1	1,103.2	1,437.3	55.8	463.7
Liquid/Performing	4.1	532.9	537.0	—	3.4
Permanent capital vehicles ex AAM	63.4	—	63.4	—	63.4
Total Credit	401.6	1,636.1	2,037.7	55.8	530.5
Real Assets:
U.S. RE Fund I and II	16.4	25.5	41.9	—	36.3
Other(6)	8.8	21.5	30.3	—	15.9
Total Real Assets	25.2	47.0	72.2	—	52.2
Total	$1,393.3	$9,452.1	$10,845.4	$97.3	$3,483.9

(1)	Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.23 as of March 31, 2018.

(2)
Amounts in “Distributed by Fund and Recognized” for the CPI, Gulf Stream Asset Management, LLC (“Gulf Stream”) and Stone Tower funds and SIAs are presented for activity subsequent to the respective acquisition dates.

(3)
Amounts were computed based on the fair value of fund investments on March 31, 2018. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at March 31, 2018. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(4)
Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on March 31, 2018. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

(5)	Amounts exclude AINV, as performance fees from this entity are not subject to contingent repayment.

(6)	Other includes certain SIAs.
Expenses
Compensation and Benefits. Our most significant expense is compensation and benefits expense. This consists of fixed salary, discretionary and non-discretionary bonuses, profit sharing expense associated with the performance fees earned from credit, private equity, and real assets funds and compensation expense associated with the vesting of non-cash equity-based awards.

Our compensation arrangements with certain partners and employees contain a significant performance-based incentive component. Therefore, as our net revenues increase, our compensation costs also rise or can be lower when net revenues decrease. In addition, our compensation costs reflect the increased investment in people as we expand geographically and create new funds.
In addition, certain professionals and selected other individuals have a profit sharing interest in the performance fees earned in relation to our private equity, certain credit and real assets funds in order to better align their interests with our own and with those of the investors in these funds. Profit sharing expense is part of our compensation and benefits expense and is generally based upon a fixed percentage of credit, private equity and real assets performance fees. Profit sharing expense can reverse during periods when there is a decline in performance fees that were previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized and generally before preferred returns are achieved for the investors. Therefore, changes in our unrealized performance fees have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized performance fees increases. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return performance fees previously distributed back to the funds. This general partner obligation due to the funds would be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification obligations also exist for realized gains with respect to Fund IV, Fund V and Fund VI, which, although our Managing Partners and Contributing Partners would remain personally liable, may indemnify our Managing Partners and Contributing Partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. See note 13 to our condensed consolidated financial statements for further information regarding the Company’s indemnification liability.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the 50.1% and 53.4% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of March 31, 2018 and 2017, respectively. Non-Controlling Interests also include limited partner interests in certain consolidated funds and VIEs.
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

Results of Operations
Below is a discussion of our condensed consolidated results of operations for the three months ended March 31, 2018 and 2017. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months Ended March 31,		Amount Change	Percentage Change
	2018	2017
	(in thousands)
Revenues:
Management fees	$286,726	$269,543	$17,183	6.4%
Advisory and transaction, net	13,551	15,067	(1,516)	(10.1)
Investment income (loss):
Performance allocations	(124,165)	352,593	(476,758)	NM
Principal investment income (loss)	(12,994)	38,553	(51,547)	NM
Total Investment Income (Loss)	(137,159)	391,146	(528,305)	NM
Incentive fees	3,785	6,348	(2,563)	(40.4)
Total Revenues	166,903	682,104	(515,201)	(75.5)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	115,826	101,613	14,213	14.0
Equity-based compensation	35,525	23,107	12,418	53.7
Profit sharing expense	(12,277)	144,324	(156,601)	NM
Total Compensation and Benefits	139,074	269,044	(129,970)	(48.3)
Interest expense	13,797	12,999	798	6.1
General, administrative and other	61,677	62,040	(363)	(0.6)
Placement fees	327	1,905	(1,578)	(82.8)
Total Expenses	214,875	345,988	(131,113)	(37.9)
Other Income (Loss):
Net gains (losses) from investment activities	(67,133)	34,517	(101,650)	NM
Net gains from investment activities of consolidated variable interest entities	6,532	4,108	2,424	59.0
Interest income	3,559	803	2,756	343.2
Other income, net	4,246	18,647	(14,401)	(77.2)
Total Other Income (Loss)	(52,796)	58,075	(110,871)	NM
Income (loss) before income tax provision	(100,768)	394,191	(494,959)	NM
Income tax provision	(8,580)	(39,161)	30,581	(78.1)
Net Income (Loss)	(109,348)	355,030	(464,378)	NM
Net (income) loss attributable to Non-Controlling Interests	51,086	(209,834)	260,920	NM
Net Income (Loss) Attributable to Apollo Global Management, LLC	(58,262)	145,196	(203,458)	NM
Net income attributable to Series A Preferred Shareholders	(4,383)	—	(4,383)	NM
Net Income (Loss) Attributable to AGM Class A Shareholders	$(62,645)	$145,196	$(207,841)	NM

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
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Management fees increased by $17.2 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. This change was primarily attributable to increases in management fees earned from Athene, EPF III, Apollo Credit Master Fund Ltd., Apollo Total Return Fund L.P. and Athora of $8.8 million, $6.4 million, $4.9 million, $3.5 million and $2.4 million, respectively, offset by decreases in management fees earned from Fund VI and Apollo Offshore Credit Fund Ltd. of $5.7 million and $4.6 million, respectively, during the three months ended March 31, 2018, as compared to the same period during 2017. For additional details regarding changes in management fees in each segment, see “—Segment Analysis” below.

Advisory and transaction fees, net, decreased by $1.5 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. This change was primarily attributable to decreases in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies and certain sub-advisory arrangements of $2.4 million, respectively, partially offset by an increase in net advisory and transaction fees earned with respect to ANRP II’s portfolio companies of $1.3 million during the three months ended March 31, 2018 as compared to the same period during 2017.
Performance allocations were $(124.2) million for the three months ended March 31, 2018 as compared to performance allocations of $352.6 million for the three months ended March 31, 2017. This change was primarily attributable to decreased performance allocations earned from our private equity funds of $485.3 million, offset by increased performance allocations earned from our credit funds of $10.7 million during the three months ended March 31, 2018 as compared to the same period in 2017. For additional details regarding changes in performance allocations in each segment, see “—Segment Analysis” below.
Principal investment loss was $13.0 million for the three months ended March 31, 2018, as compared to principal investment income of $38.6 million for the three months ended March 31, 2017. This change was primarily driven by decreases in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Fund VIII and AAA of $38.6 million and $5.7 million, respectively, during the three months ended March 31, 2018 as compared to the same period in 2017.
Incentive fees decreased by $2.6 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily attributable to a decrease in incentive fees recognized from a strategic investment account of $3.0 million during the three months ended March 31, 2018 as a result of adoption of the revenue recognition standard effective January 1, 2018. See note 2 to the condensed consolidated financial statements for further information regarding adoption of the revenue recognition standard.
Expenses
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Compensation and benefits decreased by $130.0 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This change was primarily attributable to a decrease in profit sharing expense of $156.6 million due to decreased performance revenues during the three months ended March 31, 2018, as compared to the same period in 2017. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. This decrease was partially offset by an increase in salary, bonus and benefits of $14.2 million during the three months ended March 31, 2018, as compared to the same period in 2017 primarily due to increased headcount. In addition, equity-based compensation increased $12.4 million primarily attributable to a grant of RSUs under our omnibus equity incentive plan during the three months ended March 31, 2018 (see note 11 to the condensed consolidated financial statements).
Included in profit sharing expense is $15.5 million and $18.0 million for the three months ended March 31, 2018 and 2017, respectively, related to a performance-based incentive arrangement for certain Apollo partners and employees designed to more closely align compensation on an annual basis with the overall realized performance of the Company (referred to herein as the “Incentive Pool”). The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
Interest expense increased by $0.8 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017 primarily as a result of the issuance of the 2048 Senior Notes in March 2018, as described in note 9 to our condensed consolidated financial statements.
Placement fees decreased by $1.6 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This change was primarily driven by placement fees incurred in connection with capital raising activity relating to EPF III of $1.4 million during the three months ended March 31, 2017. Placement fees are incurred in connection with raising capital for new and existing funds. The fees are normally payable to placement agents, who are third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors.

Other Income
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Net losses from investment activities were $67.1 million for the three months ended March 31, 2018, as compared to net gains from investment activities of $34.5 million for the three months ended March 31, 2017. This change was primarily attributable to a loss on the Company’s investment in Athene Holding during the three months ended March 31, 2018, as compared a gain in the fair value of the Company’s investment in Athene Holding during the three months ended March 31, 2017. See note 6 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net gains from investment activities of consolidated VIEs increased by $2.4 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. See note 5 to the condensed consolidated financial statements for details regarding net gains from investment activities of consolidated VIEs.
Interest income increased by $2.8 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017 primarily due to additional interest income earned from money market funds and U.S. Treasury securities held after March 31, 2017.
Other income, net decreased by $14.4 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This change was primarily attributable to insurance proceeds of $17.5 million received during the three months ended March 31, 2017 in connection with fees and expenses relating to a legal proceeding. This change was partially offset by income of $3.8 million recognized in connection with the assignment of a CLO collateral management agreement during the three months ended March 31, 2018.
Net Income Attributable to Non-Controlling Interests and Series A Preferred Shareholders
For information related to net income attributable to Non-Controlling Interests and net income attributable to Series A preferred shareholders, see note 12 to the condensed consolidated financial statements.
Income Tax Provision
The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. federal income tax purposes. As a result, only a portion of the income we earn is subject to corporate-level tax in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes.
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
The income tax provision decreased by $30.6 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The decrease was due to the following: i) reduction in the federal corporate income tax rate from 35% to 21% as a result of legislative reforms in the TCJA enacted on December 22, 2017, ii) a decrease in pre-tax GAAP net income during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 and iii) an overall change in the mix of earnings when comparing the amount of earnings that are subject to corporate-level taxation to those earnings that are not subject to corporate-level tax as these earnings are passed through to Non-Controlling Interests and Class A shareholders. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of (8.5)% and 9.9% for the three months ended March 31, 2018 and 2017, respectively. The most significant reconciling items between our U.S. federal statutory income tax rate and our effective income tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; and (iii) state and local income taxes including NYC UBT (see note 8 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).

Segment Analysis
Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by our executive management, which consists of our Managing Partners, who operate collectively as our chief operating decision maker, to assess performance and to allocate resources. Management divides its operations into three reportable segments: credit, private equity and real assets. These segments were established based on the nature of investment activities in each underlying fund, including the specific type of investment made and the level of control over the investment. Segment results represent segment income (loss) before income tax provision excluding transaction-related charges arising from the 2007 private placement, and any acquisitions. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets and contingent consideration and certain other charges associated with acquisitions. In addition, segment results exclude non-cash revenue and expense related to equity awards granted by unconsolidated related parties to employees of the Company, as well as the assets, liabilities and operating results of the funds and VIEs that are included in the condensed consolidated financial statements.
Our financial results vary, since performance fees, which generally constitute a large portion of the income from the funds that we manage, as well as the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. As a result, we emphasize long-term financial growth and profitability to manage our business.
Credit
The following table sets forth our segment statement of operations information and EI within our credit segment.

	For the Three Months Ended March 31,		Total Change	Percentage Change
	2018	2017
	(in thousands)
Credit:
Revenues:
Management fees	$183,070	$158,342	$24,728	15.6%
Advisory and transaction fees, net	2,348	2,556	(208)	(8.1)
Performance fees(1)
Unrealized	27,711	6,322	21,389	338.3
Realized	15,057	30,936	(15,879)	(51.3)
Total performance fees	42,768	37,258	5,510	14.8
Principal investment income	5,409	6,483	(1,074)	(16.6)
Total Revenues	233,595	204,639	28,956	14.1
Expenses:
Compensation and benefits:
Salary, bonus and benefits	61,074	54,882	6,192	11.3
Equity-based compensation	9,727	9,102	625	6.9
Profit sharing expense:
Unrealized	15,713	2,215	13,498	NM
Realized	6,602	13,445	(6,843)	(50.9)
Equity-based	1,791	287	1,504	NM
Total profit sharing expense	24,106	15,947	8,159	51.2
Total compensation and benefits	94,907	79,931	14,976	18.7
Non-compensation expenses
General, administrative and other	33,135	32,090	1,045	3.3
Placement fees	276	1,770	(1,494)	(84.4)
Total non-compensation expenses	33,411	33,860	(449)	(1.3)
Total Expenses	128,318	113,791	14,527	12.8
Other Income (Loss):
Net gains (losses) from investment activities	(55,267)	31,094	(86,361)	NM
Net interest loss	(4,971)	(6,522)	1,551	(23.8)
Other income, net	3,946	811	3,135	386.6
Total Other Income (Loss)	(56,292)	25,383	(81,675)	NM
Non-Controlling Interest	(1,215)	(934)	(281)	30.1
Economic Income	$47,770	$115,297	$(67,527)	(58.6)%

(1)	Performance fees includes performance allocations and incentive fees.

Revenues
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Management fees increased by $24.7 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This change was primarily attributable to increases in management fees earned from Athene, EPF III, Apollo Total Return Fund L.P. and Athora of $8.8 million, $6.4 million, $3.5 million and $2.4 million, respectively, during the three months ended March 31, 2018, as compared to the same period during 2017.
Performance fees increased by $5.5 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This change was primarily attributable to increases in performance fees earned from FCI III and EPF II of $6.3 million and $4.9 million, respectively, partially offset by a decrease in performance fees earned from SCRF III of $3.6 million during the three months ended March 31, 2018, as compared to the same period during 2017.
The increase in performance fees earned from FCI III was due to higher valuations of the fund’s life settlements portfolio during the three months ended March 31, 2018. The increase in performance fees earned from EPF II was due to higher than expected realizations of UK hotel assets in the fund’s portfolio during the three months ended March 31, 2018 as compared to the same period in 2017. The decrease in performance fees related to SCRF III was attributable to performance fees being generated at a slower rate as the fund unwound its portfolio during the three months ended March 31, 2018.
Principal investment income decreased by $1.1 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This change was primarily driven by decreases in income from Apollo’s equity ownership interest in COF III during the three months ended March 31, 2018, as compared to the same period in 2017.
Expenses
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Compensation and benefits expense increased by $15.0 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This change was primarily attributable to an increase in profit sharing expense of $8.2 million during the three months ended March 31, 2018, as compared to the same period in 2017, as a result of a corresponding increase in performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Profit sharing expense also increased as a result of a grant of RSUs under our omnibus equity incentive plan during the three months ended March 31, 2018 (see note 11 to the condensed consolidated financial statements). In addition, the change was attributable to an increase in salary, bonus and benefits of $6.2 million during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017 primarily due to increased headcount.
Included in profit sharing expense is $0.9 million and $2.5 million related to the Incentive Pool for the three months ended March 31, 2018 and 2017, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Placement fees decreased by $1.5 million during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This change was primarily driven by placement fees incurred in connection with capital raising activity relating to EPF III of $1.4 million during the three months ended March 31, 2017.
Other Income (Loss)
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Net losses from investment activities was $55.3 million for the three months ended March 31, 2018, as compared to net gains from investment activities of $31.1 million for the three months ended March 31, 2017. This change was primarily attributable to a loss on the Company’s investment in Athene Holding during the three months ended March 31, 2018, as compared a gain on the Company’s investment in Athene Holding during the three months ended March 31, 2017. See note 6 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net interest loss decreased by $1.6 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to additional interest income earned from money market funds and U.S. Treasury securities held after March 31, 2017.

Other income, net increased by $3.1 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This change was primarily attributable to income of $3.8 million recognized from the assignment of a CLO collateral management agreement during the three months ended March 31, 2018.
Non-Controlling Interests
For information related to Non-Controlling Interests, see note 12 to the condensed consolidated financial statements for further details.
Private Equity
The following table sets forth our segment statement of operations information and our supplemental performance measure, EI, within our private equity segment.

	For the Three Months Ended March 31,		Total Change	Percentage Change
	2018	2017
	(in thousands)
Private Equity:
Revenues:
Management fees	$71,160	$77,398	$(6,238)	(8.1)%
Advisory and transaction fees, net	10,598	11,772	(1,174)	(10.0)
Performance fees(1)
Unrealized	(445,468)	163,619	(609,087)	NM
Realized	279,275	155,461	123,814	79.6
Total performance fees	(166,193)	319,080	(485,273)	NM
Principal investment income (loss)	(17,531)	31,728	(49,259)	NM
Total Revenues	(101,966)	439,978	(541,944)	NM
Expenses:
Compensation and benefits:
Salary, bonus and benefits	35,021	31,469	3,552	11.3
Equity-based compensation	6,772	7,095	(323)	(4.6)
Profit sharing expense:
Unrealized	(137,633)	55,016	(192,649)	NM
Realized	102,082	75,252	26,830	35.7
Equity-based	12,601	—	12,601	NM
Total profit sharing expense	(22,950)	130,268	(153,218)	NM
Total compensation and benefits	18,843	168,832	(149,989)	(88.8)
Non-compensation expenses:
General, administrative and other	15,098	17,360	(2,262)	(13.0)
Placement fees	51	134	(83)	(61.9)
Total non-compensation expenses	15,149	17,494	(2,345)	(13.4)
Total Expenses	33,992	186,326	(152,334)	(81.8)
Other Income (Loss):
Net gains (losses) from investment activities	(11,877)	3,396	(15,273)	NM
Net interest loss	(3,927)	(4,242)	315	(7.4)
Other income, net	251	17,790	(17,539)	(98.6)
Total Other Income (Loss)	(15,553)	16,944	(32,497)	NM
Economic Income (Loss)	$(151,511)	$270,596	$(422,107)	NM

(1)	Performance fees includes performance allocations and incentive fees.
Revenues
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Management fees decreased by $6.2 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This change was primarily attributable to a decrease in management fees earned with respect to Fund VI of $5.7 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease in management fees earned from Fund VI resulted from the termination of the fund’s management fee agreement.

Advisory and transaction fees, net decreased by $1.2 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This change was primarily attributable to a decrease in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $2.4 million, partially offset by an increase in net advisory and transaction fees earned with respect to ANRP II’s portfolio companies of $1.3 million during the three months ended March 31, 2018, as compared to the same period during 2017.
Performance fees were $(166.2) million for the three months ended March 31, 2018, as compared to performance fees of $319.1 million for the three months ended March 31, 2017. This change was primarily attributable to decreases in performance fees earned from Fund VIII, ANRP I and Fund VI of $324.4 million, $41.8 million and $39.4 million, respectively, during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease in performance fees earned from Fund VIII and Fund VI was primarily driven by depreciation in value in the funds’ public portfolio companies. The decrease in performance fees earned from ANRP I was primarily driven by depreciation in value in the fund’s private portfolio companies.
Principal investment loss was $17.5 million for the three months ended March 31, 2018, as compared to principal investment income of $31.7 million for the three months ended March 31, 2017. This change was primarily attributable to decreases in income from Apollo’s equity ownership interest in Fund VIII and AAA of $38.6 million and $5.8 million, respectively, during the three months ended March 31, 2018, as compared to the same period in 2017.
Expenses
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Compensation and benefits expense decreased by $150.0 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. This change was primarily attributable to a decrease in profit sharing expense of $153.2 million during the three months ended March 31, 2018, as compared to the same period in 2017, as a result of a corresponding decrease in performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. This change was partially offset by an increase in equity-based profit sharing expense as a result of a grant of RSUs under our omnibus equity incentive plan during the three months ended March 31, 2018 (see note 11 to the condensed consolidated financial statements).
Included in profit sharing expense is $14.1 million and $15.5 million related to the Incentive Pool for the three months ended March 31, 2018 and 2017, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
General, administrative and other decreased by $2.3 million during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The change was primarily driven by new fund organizational expenses related to the launch of Fund IX incurred during the three months ended March 31, 2017.
Other Income (Loss)
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Net losses from investment activities were $11.9 million for the three months ended March 31, 2018, as compared to net gains from investment activities of $3.4 million for the three months ended March 31, 2017. This change was primarily attributable to a loss on the Company’s investment in Athene Holding during the three months ended March 31, 2018, as compared a gain on the Company’s investment in Athene Holding during the three months ended March 31, 2017. See note 6 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Other income, net decreased by $17.5 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This change was primarily attributable to insurance proceeds of $17.5 million received during the three months ended March 31, 2017 in connection with fees and expenses relating to a legal proceeding.

Real Assets
The following table sets forth our segment statement of operations information and EI within our real assets segment.

	For the Three Months Ended March 31,		Total Change	Percentage Change
	2018	2017
	(in thousands)
Real Assets:
Revenues:
Management fees	$17,973	$16,313	$1,660	10.2%
Advisory and transaction fees, net	48	739	(691)	(93.5)
Performance fees(1)
Unrealized	(2,665)	2,604	(5,269)	NM
Realized	3,126	64	3,062	NM
Total performance fees	461	2,668	(2,207)	(82.7)
Principal investment income (loss)	(482)	1,003	(1,485)	NM
Total Revenues	18,000	20,723	(2,723)	(13.1)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	10,436	8,370	2,066	24.7
Equity-based compensation	859	548	311	56.8
Profit sharing expense:
Unrealized	(1,091)	2,034	(3,125)	NM
Realized	1,586	26	1,560	NM
Equity-based	249	—	249	NM
Total profit sharing expense	744	2,060	(1,316)	(63.9)
Total compensation and benefits	12,039	10,978	1,061	9.7
Non-compensation expenses:
General, administrative and other	6,142	4,482	1,660	37.0
Placement fees	—	—	—	NM
Total non-compensation expenses	6,142	4,482	1,660	37.0
Total Expenses	18,181	15,460	2,721	17.6
Other Loss:
Net income from investment activities	7	—	7	NM
Net interest loss	(1,043)	(1,224)	181	(14.8)
Other income, net	63	63	—	—
Total Other Loss	(973)	(1,161)	188	(16.2)
Economic Income (Loss)	$(1,154)	$4,102	$(5,256)	NM

(1)	Performance fees includes performance allocations and incentive fees.
Revenues
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Management fees increased by $1.7 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This change was primarily attributable to an increase in management fees earned with respect to ARI of $1.5 million during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, in connection with capital raises for the vehicle after March 31, 2017.
Performance fees decreased by $2.2 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This change was primarily attributable to decreases in performance fees earned from U.S. RE Fund II and U.S. RE Fund I of $1.4 million and $1.1 million, respectively, during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The decrease in performance fees earned from U.S. RE Fund II was primarily due to the appreciation of a leisure asset during the three months ended March 31, 2017, that did not recur during the three months ended March 31, 2018. Performance fees earned from U.S. RE Fund I was generated at a slower rate as the fund continued to unwind during the three months ended March 31, 2018.
Principal investment loss was $0.5 million for the three months ended March 31, 2018, as compared principal investment income of $1.0 million for the three months ended March 31, 2017. This change was driven by decreases in the income from Apollo’s equity ownership interest in U.S. RE Fund I and ARI of $1.0 million and $0.4 million, respectively, during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.
Expenses
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Compensation and benefits increased by $1.1 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This change was primarily attributable to an increase in salary, bonus and benefits of $2.1 million during the three months ended March 31, 2018, as compared to the same period during 2017 primarily due to increased headcount. In addition, the change was attributable to an increase in equity-based compensation of $0.3 million during the three months ended March 31, 2018, as compared to the same period during 2017. These increases were partially offset by a decrease in profit sharing expense of $1.3 million during the three months ended March 31, 2018, as compared to the same period in 2017, as a result of a corresponding decrease in performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period.
Included in profit sharing expense is $0.5 million related to the Incentive Pool for the three months ended March 31, 2018. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
General, administrative and other increased by $1.7 million during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This change was primarily attributable to an increase in professional fees during the three months ended March 31, 2018 as compared to the same period in 2017.
Summary of Fee Related Earnings
The following table is a summary of Fee Related Earnings.

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
Management fees	$272,203	$252,053
Advisory and transaction fees, net	12,994	15,067
Performance fees(1)	5,275	726
Salary, bonus and benefits	(106,531)	(94,721)
Non-compensation expenses	(54,702)	(55,836)
Other income attributable to Fee Related Earnings(2)	4,875	18,120
Non-Controlling Interest	(1,215)	(934)
Fee Related Earnings	$132,899	$134,475

(1)	Represents performance fees earned from a publicly traded business development company we manage.

(2)	Includes $17.5 million in insurance proceeds recognized in connection with fees and expenses relating to a legal proceeding during the three months ended March 31, 2017.

Summary of Distributable Earnings
The following table is a reconciliation of Distributable Earnings per share of common and equivalents to net distribution per share of common and equivalent.

	For the Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)
Distributable Earnings	$206,753	$239,605
Taxes and related payables(1)	(11,198)	(6,348)
Preferred distributions	(4,383)	—
Distributable Earnings After Taxes and Related Payables	191,172	233,257
Add back: Tax and related payables attributable to common and equivalents	9,167	4,560
Distributable Earnings before certain payables(2)	200,339	237,817
Percent to common and equivalents	51%	47%
Distributable Earnings before other payables attributable to common and equivalents	101,952	112,874
Less: Taxes and related payables attributable to common and equivalents	(9,167)	(4,560)
Distributable Earnings attributable to common and equivalents	$92,785	$108,314
Distributable Earnings per share of common and equivalent(3)	$0.46	$0.57
Retained capital per share of common and equivalent(3)(4)	(0.08)	(0.08)
Net distribution per share of common and equivalent(3)	$0.38	$0.49

(1)
Represents the estimated current corporate, local and non-U.S. taxes as well as the payable under Apollo’s tax receivable agreement. DE After Taxes and Related Payables is calculated after current taxes and the impact of the tax receivable agreement (“TRA”). The TRA component of taxes used in calculating DE After Taxes was previously estimated based on the tax asset used to reduce the prior year’s tax liability. In 2018, the DE effective tax rate, using this estimation methodology, results in an increase in the tax rate despite the significantly reduced federal tax rate under tax reform. We believe it is more meaningful to estimate the current year impact of the TRA component of taxes when calculating DE After Taxes. The impact of this change is not significant to DE After Taxes and Related Payables as previously reported. DE After Taxes and Related Payables would have been $225.2 million for the three months ended March 31, 2017.

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

Summary of Non-U.S. GAAP Measures
The table below sets forth a reconciliation of net income (loss) attributable Apollo Global Management, LLC Class A Shareholders to our non-U.S. GAAP performance measures:

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
Net Income (Loss) Attributable to Apollo Global Management, LLC Class A Shareholders	$(62,645)	$145,196
Preferred distributions	4,383	—
Net income attributable to Non-Controlling Interests in consolidated entities	5,979	3,384
Net income (loss) attributable to Non-Controlling Interests in the Apollo Operating Group	(57,065)	206,450
Net Income (Loss)	$(109,348)	$355,030
Income tax provision	8,580	39,161
Income (Loss) Before Income Tax Provision	$(100,768)	$394,191
Transaction-related charges and equity-based compensation	1,852	(812)
Net income attributable to Non-Controlling Interests in consolidated entities	(5,979)	(3,384)
Economic Income (Loss)(1)	$(104,895)	$389,995
Income tax provision on Economic Income (Loss)	(11,736)	(58,372)
Preferred distributions	(4,383)	—
Economic Net Income (Loss)	$(121,014)	$331,623
Preferred distributions	4,383	—
Income tax provision on Economic Income (Loss)	11,736	58,372
Performance fees(2)	128,239	(358,280)
Profit sharing expense	1,900	148,275
Equity-based compensation(3)	17,358	16,745
Principal investment (income) loss	12,604	(39,214)
Net (gains) losses from investment activities	67,137	(34,490)
Net interest loss	9,941	11,988
Other	615	(544)
Fee Related Earnings	$132,899	$134,475
Depreciation, amortization and other, net	2,589	2,513
Fee Related EBITDA	$135,488	$136,988
Realized performance fees(4)	122,302	185,735
Realized profit sharing expense(4)	(63,647)	(88,723)
Fee Related EBITDA + 100% of Net Realized Performance Fees	$194,143	$234,000
Non-cash revenues	(842)	(843)
Realized principal investment income	23,393	18,436
Net interest loss	(9,941)	(11,988)
Distributable Earnings	$206,753	$239,605
Taxes and related payables	(11,198)	(6,348)
Preferred distributions	(4,383)	—
Distributable Earnings After Taxes and Related Payables	$191,172	$233,257

(1)	See note 15 for more details regarding Economic Income for the combined segments.

(2)	Excludes performance fees from a publicly traded business development company we manage.

(3)	Includes equity-based compensation related to RSUs (excluding RSUs granted in connection with the 2007 private placement), share options and restricted share awards.

(4)	Excludes realized performance fees and realized profit sharing expense in the form of Athene shares.

Liquidity and Capital Resources
Overview
Apollo’s business model primarily derives revenues and cash flows from the assets it manages. Apollo targets operating expense levels such that fee income exceeds total operating expenses each period. The company intends to distribute to its shareholders on a quarterly basis substantially all of its distributable earnings after taxes and related payables in excess of amounts determined to be necessary or appropriate to provide for the conduct of the business. As a result, the Company requires limited capital resources to support the working capital or operating needs of the business. While primarily met by cash flows generated through fee income received, liquidity needs are also met (to a limited extent) through proceeds from borrowings and equity issuances as described in note 9 and note 12 to the condensed consolidated financial statements, respectively. The Company had cash and cash equivalents of $988 million at March 31, 2018. The Company also has investments in U.S. Treasury securities, at fair value of approximately $226 million at March 31, 2018 with original maturities greater than three months when purchased.
Primary Sources & Uses of Cash
The Company has multiple sources of short-term liquidity to meet its capital needs, including cash on hand, annual cash flows from its activities, and available funds from the Company’s $500 million revolving credit facility as of March 31, 2018. The Company believes these sources will be sufficient to fund our capital needs for at least the next twelve months. If the Company determines that market conditions are favorable after taking into account our liquidity requirements, we may seek to issue additional senior notes, preferred equity, or other financing instruments.
The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
Operating Activities	$41,527	$223,602
Investing Activities	97,215	(12,616)
Financing Activities	80,185	86,482
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	$218,927	$297,468
Operating Activities
The Company’s operating activities support its asset management activities. The primary sources of cash within the operating activities section include: (a) management fees, (b) advisory and transaction fees, (c) realized performance revenues, and (d) realized principal investment income. The primary uses of cash within the operating activities section include: (a) compensation and non-compensation related expenses, (b) placement fees, and (c) interest and taxes.

•
During the three months ended 2018 and 2017, cash provided by operating activities primarily include cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, offset by cash outflows for compensation, general, administrative, and other expenses. Net cash provided by operating activities also reflects the operating activity of our consolidated Funds and VIEs, which primarily include cash inflows from the sale of investments offset by cash outflows for purchases of investments.

Investing Activities
The Company’s investing activities support growth of its business. The primary sources of cash within the investing activities section include distributions from investments. The primary uses of cash within the investing activities section include: (a) capital expenditures, (b) investment purchases, including purchases of U.S. Treasury securities, and (c) equity method investments in the funds we manage.

•
During the three months ended 2018, cash provided by investing activities primarily reflected proceeds from maturities of U.S. Treasury securities, offset by purchases of U.S. Treasury securities and other investments.

•	During the three months ended 2017, cash used by investing activities primarily reflected net contributions to equity method investments, offset by repayment of related party loans.

Financing Activities
The Company’s financing activities reflect its capital market transactions and transactions with owners. The primary sources of cash within the financing activities section includes proceeds from debt and preferred equity issuances. The primary uses of cash within the financing activities section include: (a) dividend distributions, (b) tax receivable agreement payments, (c) share repurchases, (d) net share settlements, and (e) repayments of debt.

•
During the three months ended 2018, cash provided by financing activities primarily reflected proceeds from issuance of Series B Preferred shares, issuance of 2048 Senior Notes, partially offset by repayments on the term loan facility to AMH and distributions to Class A Shareholders and Non-Controlling interests.

•
During the three months ended 2017, cash provided by financing activities primarily reflected proceeds from issuance of Series A Preferred shares, offset by distributions to Class A Shareholders and Non-Controlling interests.

Future Debt Obligations
The Company had long-term debt of $1.4 billion at March 31, 2018, which includes $1.3 billion of Senior Notes with maturities in 2024, 2026 and 2048. See note 9 to the condensed consolidated financial statements for further information regarding the Company’s debt arrangements.
Contractual Obligations, Commitments and Contingencies
The Company had unfunded general partner commitments of $1.6 billion at March 31, 2018, of which $823 million related to Fund IX. For a summary and a description of the nature of the Company’s commitments, contingencies and contractual obligations, see note 14 to the condensed consolidated financial statements and “—Contractual Obligations, Commitments and Contingencies”. The Company’s commitments are primarily fulfilled through cash flows from operations and (to a limited extent) through borrowings and equity issuances as described in note 9 and note 12 to the condensed consolidated financial statements, respectively.
Consolidated Funds and VIEs
The Company manages its liquidity needs by evaluating unconsolidated cash flows; however, the Company’s financial statements reflect the financial position of Apollo as well as Apollo’s consolidated funds and VIE. The primary sources and uses of cash at Apollo’s consolidated funds and VIEs include: (a) raising capital from their investors, which have been reflected historically as Non-Controlling Interests of the consolidated subsidiaries in our financial statements, (b) using capital to make investments, (c) generating cash flows from operations through distributions, interest and the realization of investments, (d) distributing cash flow to investors, and (e) issuing debt to finance investments (CLOs).
Other Liquidity and Capital Resource Considerations
Future Cash Flows
Our ability to execute our business strategy, particularly our ability to increase our AUM, depends on our ability to establish new funds and to raise additional investor capital within such funds. Our liquidity will depend on a number of factors, such as our ability to project our financial performance, which is highly dependent on our funds and our ability to manage our projected costs, fund performance, access to credit facilities, compliance with existing credit agreements, as well as industry and market trends. Also during economic downturns the funds we manage might experience cash flow issues or liquidate entirely. In these situations we might be asked to reduce or eliminate the management fee and incentive fees we charge, which could adversely impact our cash flow in the future.
An increase in the fair value of our funds’ investments, by contrast, could favorably impact our liquidity through higher management fees where the management fees are calculated based on the net asset value, gross assets or adjusted assets. Additionally, higher performance fees not yet realized would generally result when investments appreciate over their cost basis which would not have an impact on the Company’s cash flow until realized.
Consideration of Financing Arrangements
As noted above, in limited circumstances, the Company may issue debt or preferred shares to supplement its liquidity. The decision to enter into a particular financing arrangement is made after careful consideration of various factors including the Company’s cash flows from operations, future cash needs, current sources of liquidity, demand for the Company’s debt or equity, and prevailing interest rates.

Revolver Facility
As further described in note 9 to the condensed consolidated financial statements, under the Company’s 2013 AMH Credit Facilities, the Company may borrow in an aggregate amount not to exceed $500 million plus additional amounts so long as a net leverage ratio not to exceed 3.75 to 1.00 is complied with. Borrowings under the Revolver Facility may be used for working capital and general corporate purposes, including without limitation, permitted acquisitions. As of March 31, 2018 and December 31, 2017, the Revolver Facility was undrawn.
Distributions
For information regarding the quarterly distributions which were made at the sole discretion of the Company’s manager during 2018 and 2017 to Class A Shareholders, Non-Controlling Interest Holders in the Apollo Operating Group and Participating Securities, see note 12 to the condensed consolidated financial statements.
Although the Company expects to pay distributions according to our distribution policy, we may not pay distributions according to our policy, or at all, if, among other things, we do not have the cash necessary to pay the intended distributions. To the extent we do not have cash on hand sufficient to pay distributions, we may have to borrow funds to pay distributions, or we may determine not to pay distributions. The declaration, payment and determination of the amount of our quarterly distributions are at the sole discretion of our manager.
On May 3, 2018, the Company declared a cash distribution of $0.38 per Class A share, which will be paid on May 31, 2018 to holders of record on May 18, 2018. Also, the Company declared a cash distribution of $0.398438 and $0.380729 per Series A and Series B Preferred shares, respectively, which will be paid on June 15, 2018 to holders of record on June 1, 2018.
Tax Receivable Agreement
The tax receivable agreement provides for the payment to the Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that APO Corp. realizes subject to the agreement. For more information regarding the tax receivable agreement, see note 13 to the condensed consolidated financial statements.
APO Share Repurchases
In February 2016, Apollo announced its adoption of a program to repurchase up to $250 million in the aggregate of its Class A shares, including up to $150 million in the aggregate of its outstanding Class A shares through a share repurchase program and up to $100 million through a reduction of Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the 2007 Equity Plan, which we refer to as net share settlement.  Under the share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors.
AINV Share Repurchases
On March 11, 2016, it was announced that Apollo intended to embark on a program to purchase $50 million of AINV’s common stock, subject to certain regulatory approvals. Under the program, shares may be purchased from time to time in open market transactions and in accordance with applicable law. As of March 31, 2018, Apollo had purchased approximately 871 thousand shares, or approximately $4.9 million of AINV’s common stock.
Athora
On April 14, 2017, Apollo made an unfunded commitment to Athora, a strategic platform established to acquire or reinsure blocks of insurance business in the German and broader European life insurance market. The unfunded commitment of €125 million to purchase new Class B-1 equity interests in Athora during the commitment period may be reduced to the extent that certain employees, officers, directors and advisors of the Company, Athora, Apollo and/or their respective affiliates hereafter commit to purchase from Athora more than €25 million of new equity interests in Athora. Apollo further committed to purchase new Class C-1 equity interests in Athora on the closing date that represent a profits interest in Athora which, upon meeting certain vesting triggers, will be convertible by Apollo into additional Class B-1 equity interests in Athora. Apollo and Athene are minority investors in Athora and long term strategic partners with aggregate voting powers of 35% and 10%, respectively. For more information regarding unfunded general partner commitments, see “—Contractual Obligations, Commitments and Contingencies”.

Athene Holding Follow-on Offerings
On April 4, 2014, Athene Holding completed an initial closing of a private placement offering of common equity in which it raised $1.048 billion of primary commitments from third-party institutional and certain existing investors in Athene Holding (the “Athene Private Placement”).
In connection with the Athene Private Placement, Athene Holding amended its registration rights agreement to provide (i) investors who are party to such agreement, including AAA Investments, the potential opportunity for liquidity on their shares of Athene Holding through sales in registered public offerings over a 15 month period beginning on the date of Athene Holding’s initial public offering (the “Athene IPO”) and (ii) Athene Holding the right to cause certain investors who are party to the registration rights agreement to include in such offerings a certain percentage of their common shares of Athene Holding subject to the terms and conditions set forth in the agreement. However, pursuant to the registration rights agreement, any shares of Athene Holding held by Apollo (other than shares distributed to AAA in payment of performance fees to be sold for cash) will not be subject to such arrangements and instead will be subject to a lock-up period of two years following the effective date of the registration statement relating to the Athene IPO, but Athene Holding will not have the right to cause any shares owned by Apollo to be included in the Athene IPO or any follow-on offering. Apollo may elect to receive payment of performance fees in cash or in common shares of Athene Holding (valued at the fair market value); and if Apollo elects to receive payment of such performance fees in cash, then common shares of Athene Holding shall be distributed to Apollo and immediately sold by Apollo to pay for such performance fees in cash. On March 16, 2017 and May 22, 2017, AAA announced a conditional distribution of freely tradeable common shares of Athene Holding to its unitholders. The distribution was conditioned upon the pricing of an underwritten follow-on secondary offering of Class A common shares of Athene Holding. On March 28, 2017 and June 6, 2017, Athene Holding announced the base follow-on offering size of 27.5 million shares and 16.2 million shares of Athene Holding, respectively, at a price of $48.50 per share and $49.00 per share, respectively. The March and May offerings were subsequently increased to 31.6 million and 18.6 million shares of Athene Holding, respectively, after the underwriters’ exercise of a 15% over-allotment option. The March and May offerings resulted in realizations of performance fees from AAA of $96.4 million, net of profit sharing expense.
Fund VII and Fund VI Escrow
As of March 31, 2018, the remaining investments and escrow cash of Fund VII, Fund VI and ANRP II were valued at 99%, 92% and 108% of the fund’s unreturned capital, respectively, which was below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future performance fees distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation.
Clawback
Performance fees from our private equity funds and certain credit and real assets funds is subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative performance fees distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. See “—Overview of Results of Operations - Performance Fees” for the maximum performance fees subject to potential reversal by each fund.
Indemnification Liability
The Company recorded an indemnification liability in the event that our Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation to return previously distributed performance fees. See note 13 to the condensed consolidated financial statements for further information regarding the Company’s indemnification liability.
Equity-Based Profit Sharing Expense
Profit sharing amounts are generally not paid until the related performance fees are distributed to the general partner upon realization of the fund’s investments. Under certain profit sharing arrangements, a portion of the performance fees distributed to the general partner is allocated by issuance of restricted shares, rather than cash to employees. See note 2 to the condensed consolidated financial statements for further information regarding the accounting for the Company’s profit sharing arrangements.
Strategic Relationship Agreement with CalPERS
On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with CalPERS. The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. As of March 31, 2018, the Company had reduced fees charged to CalPERS on the funds it manages by approximately $106.6 million.

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

Revenue Recognition
Performance Fees. We earn performance fees from our funds as a result of such funds achieving specified performance criteria. Such performance fees generally are earned based upon a fixed percentage of realized and unrealized gains of various funds after meeting any applicable hurdle rate or threshold minimum.
Performance allocations are performance fees that are generally structured from a legal standpoint as an allocation of capital to the asset manager. Performance allocations from certain of the funds that we manage are subject to contingent repayment and is generally paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund, the aggregate amount paid to us as performance fees exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess (in certain cases net of taxes) is required to be returned by us to that fund. We account for performance allocations as an equity method investment, and accordingly, we accrue performance allocations quarterly based on fair value of the underlying investments and separately assess if contingent repayment is necessary. The determination of performance allocations and contingent repayment considers both the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. See “Investments, at Fair Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our credit, private equity and real assets funds.
Incentive fees are performance fees structured as a contractual fee arrangement rather than a capital allocation. Incentive fees are generally received from the management of CLOs, managed accounts and AINV. For a majority of our incentive fees, once the quarterly or annual incentive fees have been determined, there is no look-back to prior periods for a potential contingent repayment, however, certain other incentive fees can be subject to contingent repayment at the end of the life of the entity. In accordance with the new revenue recognition standard, certain incentive fees are considered a form of variable consideration and therefore are deferred until fees are probable to not be significantly reversed. There is significant judgment involved in determining if the incentive fees are probable to not be significantly reversed, but generally the Company will defer the revenue until the fees are crystallized or are no longer subject to clawback or reversal.
Management Fees. Management fees related to our credit funds, can be based on net asset value, gross assets, adjusted cost of all unrealized portfolio investments, capital commitments, adjusted assets, capital contributions, or stockholders’ equity all as defined in the respective partnership agreements. The credit management fee calculations that consider net asset value, gross assets, adjusted cost of all unrealized portfolio investments and adjusted assets are normally based on the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. The management fees related to our private equity funds, by contrast, are generally based on a fixed percentage of the committed capital or invested capital. The corresponding fee calculations that consider committed capital or invested capital are both objective in nature and therefore do not require the use of significant estimates or assumptions. The management fees related to our real assets funds are generally based on a specific percentage of the funds’ stockholders’ equity or committed or net invested capital or the capital accounts of the limited partners. See “Investments, at Fair Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our credit, private equity and real assets funds.
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
The fair values of the investments in our funds can be impacted by changes to the assumptions used in the underlying valuation models. For further discussion on the impact of changes to valuation assumptions see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Sensitivity” in our 2017 Annual Report. There have been no material changes to the valuation approaches utilized during the periods that our financial results are presented in this report.
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
Profit Sharing Expense. Profit sharing expense is primarily a result of agreements with our Contributing Partners and employees to compensate them based on the ownership interest they have in the general partners of the Apollo funds. Therefore, changes in the fair value of the underlying investments in the funds we manage and advise affect profit sharing expense. The Contributing Partners and employees are allocated approximately 30% to 50% of the total performance fees which is driven primarily by changes in fair value of the underlying fund’s investments and is treated as compensation expense. Additionally, profit sharing expenses paid may be subject to clawback from employees, former employees and Contributing Partners to the extent not indemnified. When applicable, the accrual for potential clawback of previously distributed profit sharing amounts, which is a component of due from related parties on the condensed consolidated statements of financial condition, represents all amounts previously distributed to employees, former employees and Contributing Partners that would need to be returned to the general partner if the Apollo funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner receivable, however, would not become realized until the end of a fund’s life.
The Incentive Pool enables certain partners and employees to earn discretionary compensation based on performance fees realizations earned by the Company in a given year, which amounts are reflected in profit sharing expense in the accompanying condensed consolidated financial statements. The Company adopted the Incentive Pool to attract and retain, and provide incentive to, partners and employees of the Company and to more closely align the overall compensation of partners and employees with the overall realized performance of the Company. Allocations to the Incentive Pool and to its participants contain both a fixed and a discretionary component and may vary year-to-year depending on the overall realized performance of the Company and the contributions and performance of each participant. There is no assurance that the Company will continue to compensate individuals through performance-based incentive arrangements in the future and there may be periods when the executive committee of the Company’s manager determines that allocations of realized performance fees are not sufficient to compensate individuals, which may result in an increase in salary, bonus and benefits.
Fair Value Option. Apollo has elected the fair value option for the Company’s investment in Athene Holding, the assets and liabilities of certain of its consolidated VIEs (including CLOs), the Company’s U.S. Treasury securities with original maturities greater than three months when purchased and certain of the Company’s other investments. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. See notes 3, 5, and 6 to the condensed consolidated financial statements for further disclosure.

Equity-Based Compensation. Equity-based compensation is accounted for in accordance with U.S. GAAP, which requires that the cost of employee services received in exchange for an award is generally measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are recognized over the relevant service period. As discussed in note 2 to our condensed consolidated financial statements, in connection with the adoption of new share-based payment guidance during the quarter ended March 31, 2017, the Company made an accounting policy election to no longer estimate forfeitures in determining the number of equity-based awards that are expected to vest. Under the Company’s new policy, which was applied prospectively as of January 1, 2017, forfeitures are accounted for when they occur. Apollo’s equity-based awards consist of, or provide rights with respect to, AOG Units, RSUs, share options, restricted shares, AHL Awards and other equity-based compensation awards. For more information regarding Apollo’s equity-based compensation awards, see note 11 to our condensed consolidated financial statements. The Company’s assumptions made to determine the fair value on grant date are embodied in the calculations of compensation expense.
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
We utilized the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting distributions on Plan Grant RSUs. There were no Bonus Grants awarded during the three months ended March 31, 2017. The weighted average for the inputs utilized for the shares granted are presented in the table below for Plan Grants:

	For the Three Months Ended March 31,
	2018	2017
Distribution Yield(1)	5.3%	6.5%
Cost of Equity Capital Rate(2)	10.5%	11.3%

(1)
Calculated based on the historical distributions paid during the twelve months ended March 31, 2018 and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.

(2)
Assumes a discount rate that was equivalent to the opportunity cost of foregoing distributions on unvested Plan Grant RSUs as of the valuation date, based on the Capital Asset Pricing Model (“CAPM”). CAPM is a commonly used mathematical model for developing expected returns.

The following table summarizes the weighted average discounts for Plan Grants:

	For the Three Months Ended March 31,
	2018	2017
Plan Grants:
Discount for the lack of distributions until vested(1)	10.5%	11.0%

(1)	Based on the present value of a growing annuity calculation.
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

The inputs utilized in the Finnerty Model are (i) length of holding period, (ii) volatility and (iii) distribution yield. The weighted average for the inputs utilized for the shares granted are presented in the table below for Plan Grants and Bonus Grants:

	For the Three Months Ended March 31,
	2018	2017
Plan Grants
Holding Period Restriction (in years)	0.4	0.2
Volatility(1)	22.9%	20.0%
Distribution Yield(2)	5.3%	6.5%
Bonus Grants
Holding Period Restriction (in years)	0.2	N/A
Volatility(1)	22.5%	N/A
Distribution Yield(2)	5.3%	N/A

(1)	The Company determined the expected volatility based on the volatility of the Company’s Class A share price as of the grant date with consideration to comparable companies.

(2)
Calculated based on the historical distributions paid during the twelve months ended March 31, 2018 and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.

The following table summarizes the weighted average marketability discounts for Plan Grants and Bonus Grants:

	For the Three Months Ended March 31,
	2018	2017
Plan Grants:
Marketability discount for transfer restrictions(1)	3.4%	2.0%
Bonus Grants:
Marketability discount for transfer restrictions(1)	2.3%	N/A

(1)	Based on the Finnerty Model calculation.
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
Fair Value Measurements
See note 6 to our condensed consolidated financial statements for a discussion of the Company’s fair value measurements.
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
Contractual Obligations, Commitments and Contingencies
As of March 31, 2018, the Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2018	2019	2020	2021	2022	Thereafter	Total
	(in thousands)
Operating lease obligations	$29,084	$36,590	$18,013	$7,136	$4,923	$9,978	$105,724
Other long-term obligations(1)	17,401	4,786	1,982	1,982	1,622	1,365	29,138
2013 AMH Credit Facilities - Revolver Facility(2)	469	625	625	8	—	—	1,727
2024 Senior Notes(3)	15,000	20,000	20,000	20,000	20,000	528,333	623,333
2026 Senior Notes(4)	16,500	22,000	22,000	22,000	22,000	574,983	679,483
2048 Senior Notes(5)	11,250	15,000	15,000	15,000	15,000	678,750	750,000
2014 AMI Term Facility I	253	337	337	17,076	—	—	18,003
2014 AMI Term Facility II	250	333	333	333	19,096	—	20,345
2016 AMI Term Facility I	204	272	272	272	272	21,470	22,762
2016 AMI Term Facility II	245	326	326	16,469	—	—	17,366
Obligations as of March 31, 2018	$90,656	$100,269	$78,888	$100,276	$82,913	$1,814,879	$2,267,881

(1)
Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(2)
The commitment fee as of March 31, 2018 on the $500 million undrawn Revolver Facility was 0.125%. See note 9 of the condensed consolidated financial statements for further discussion of the 2013 AMH Credit Facilities.

(3)
$500 million of the 2024 Senior Notes matures in May 2024. The interest rate on the 2024 Senior Notes as of March 31, 2018 was 4.00%. See note 9 of the condensed consolidated financial statements for further discussion of the 2024 Senior Notes.

(4)
$500 million of the 2026 Senior Notes matures in May 2026. The interest rate on the 2026 Senior Notes as of March 31, 2018 was 4.40%. See note 9 of the condensed consolidated financial statements for further discussion of the 2026 Senior Notes.

(5)
$300 million of the 2048 Senior Notes matures in March 2048. The interest rate on the 2048 Senior Notes as of March 31, 2018 was 5.00%. See note 9 of the condensed consolidated financial statements for further discussion of the 2026 Senior Notes.

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

(iii)
In connection with the Stone Tower acquisition, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future performance fees earned from certain of the Stone Tower funds, CLOs and strategic investment accounts. This contingent consideration liability is remeasured to fair value at each reporting period until the obligations are satisfied. See note 14 to the condensed consolidated financial statements for further information regarding the contingent consideration liability.

(iv)	Commitments from certain of our subsidiaries to contribute to the funds we manage and certain related parties.
Commitments
Certain of our management companies and general partners are committed to contribute to the funds we manage and certain related parties. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our related parties, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its related parties, the percentage of total fund commitments of Apollo and its related parties, the commitment and remaining commitment amounts of Apollo only (excluding related parties), and the percentage of total fund commitments of Apollo only (excluding related parties) for each credit, private equity and real assets fund as of March 31, 2018 as follows ($ in millions):

Fund	Apollo and Related Party Commitments		% of Total Fund Commitments	Apollo Only (Excluding Related Party) Commitments	Apollo Only (Excluding Related Party) % of Total Fund Commitments	Apollo and Related Party Remaining Commitments	Apollo Only (Excluding Related Party) Remaining Commitments
Credit:
Apollo Credit Opportunity Fund III, L.P. (“COF III”)	$358.1		10.45%	$83.1	2.43%	$89.6	$21.6
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	30.5		1.93	23.4	1.48	0.8	0.6
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	449.2		30.26	29.7	2.00	237.1	4.2
Apollo European Principal Finance Fund III, L.P. (“EPF III”)(1)	609.4		13.10	93.2	2.00	553.5	85.7
Apollo European Principal Finance Fund II, L.P. (“EPF II”)(1)	413.3		11.69	60.2	1.70	102.1	19.1
Apollo European Principal Finance Fund, L.P. (“EPF I”)(1)	330.4		20.74	21.8	1.37	53.8	5.0
Financial Credit Investment III, L.P. (“FCI III”)	224.3		11.76	0.1	0.01	129.0	0.1
Financial Credit Investment II, L.P. (“FCI II”)	244.6		15.72	—	—	122.1	—
Financial Credit Investment I, L.P. (“FCI I”)	151.3		27.07	—	—	97.8	—
Apollo Structured Credit Recovery Master Fund IV, L.P. (“SCRF IV”)	351.8		20.58	36.8	2.15	228.7	23.9
MidCap	1,672.6		80.23	110.9	5.32	199.0	31.0
Apollo Moultrie Credit Fund, L.P.	400.0		100.00	—	—	180.0	—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	300.0		100.00	—	—	—	—
Apollo Asia Private Credit Fund, L.P. (“APC”)	158.5		69.06	0.1	0.04	40.4	—
Apollo Energy Opportunity Fund, L.P. (“AEOF”)	125.5		12.01	25.5	2.44	92.8	18.9
Athora(1)	615.0		22.99	153.8	5.75	504.7	126.2
VA Capital Company LLC(2)	229.1		44.41	118.3	22.93	229.1	118.3
Other Credit	2,496.5		Various	234.9	Various	1,090.2	102.7
Private Equity:
Fund IX(3)	1,847.5		7.47	822.5	3.33	1,847.5	822.5
Fund VIII	1,543.5		8.40	395.5	2.15	443.5	115.2
Fund VII	467.2		3.18	178.1	1.21	69.7	25.7
Fund VI	246.3		2.43	6.1	0.06	9.7	0.2
Fund V	100.0		2.67	0.5	0.01	6.2	—
Fund IV	100.0		2.78	0.2	0.01	0.5	—
AION	151.5		18.34	50.0	6.05	73.7	23.8
ANRP I	426.1		32.21	10.1	0.76	68.8	1.3
ANRP II	581.2		16.83	25.9	0.75	305.1	13.5
A.A. Mortgage Opportunities, L.P.	425.0		84.46	—	—	—	—
Apollo Rose, L.P.	299.1		100.00	—	—	74.3	—
Champ, L.P.	231.5		80.14	39.2	13.57	24.7	11.0
Apollo Royalties Management, LLC	108.6		100.00	—	—	—	—
Other Private Equity	140.5		Various	6.3	Various	22.1	0.9
Real Assets:
U.S. RE Fund II(4)	400.4	(3)	46.45	4.7	0.55	197.0	2.6
U.S. RE Fund I(4)	435.5	(3)	66.18	16.8	2.55	123.2	2.8
CPI Capital Partners Europe, L.P.(1)	6.7		0.47	—	—	—	—
CPI Capital Partners Asia Pacific, L.P.	6.9		0.53	0.5	0.04	0.1	—
Asia RE Fund	455.9	(3)	77.47	8.4	1.42	337.7	6.3
Other Real Assets	81.2		Various	1.8	Various	11.6	0.2
Other:
Apollo SPN Investments I, L.P.	15.6		0.39	15.6	0.39	10.4	10.4
Total	$17,230.3			$2,574.0		$7,576.5	$1,593.7

(1)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.23 as of March 31, 2018.

(2)
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

(3)	Apollo Only (Excluding Related Party) Remaining Commitments related to Fund IX are subject to future syndication to Apollo employees.

(4)
Figures for U.S. RE Fund I include base, additional, and co-investment commitments. A co-investment vehicle within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.40 as of March 31, 2018. Figures for U.S. RE Fund II and Asia RE Fund include co-investment commitments.

On April 30, 2015, Apollo entered into the AAA Investments Credit Agreement (see note 13 of our condensed consolidated financial statements for further disclosure regarding this facility). The 2013 AMH Credit Facilities - Term Facility, 2024 Senior Notes, 2026 Senior Notes and 2048 Senior Notes will have future impacts on our cash uses. See note 9 of our condensed consolidated financial statements for information regarding the Company’s debt arrangements.
Contingent Obligation—Performance fees with respect to certain credit and private equity funds and real assets funds is subject to reversal in the event of future losses to the extent of the cumulative performance fees recognized in income to date. See note 14 of our condensed consolidated financial statements for a description of our contingent obligation.
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of March 31, 2018, there were no underwriting commitments outstanding related to such offerings.
As of March 31, 2018, one of the Company’s subsidiaries had unfunded contingent commitments of $4.9 million, to facilitate fundings at closing by lead arrangers for syndicated term loans issued by portfolio companies of funds managed by Apollo. The commitments expired on April 16, 2018, May 5, 2018 and May 7, 2018, respectively, and were not funded.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our predominant exposure to market risk is related to our role as investment manager and general partner for our funds and the sensitivity to movements in the fair value of their investments and resulting impact on performance fees and management fee revenues. Our direct investments in the funds also expose us to market risk whereby movements in the fair values of the underlying investments will increase or decrease both net gains (losses) from investment activities and income (loss) from equity method investments. For a discussion of the impact of market risk factors on our financial instruments see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Investments, at Fair Value.”
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
The Company is subject to a concentration risk related to the investors in its funds. Although there are more than 1,000 investors in Apollo’s active credit, private equity and real assets funds, no individual investor accounts for more than 10% of the total committed capital to Apollo’s active funds.
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
Management fees could be impacted by changes in market risk factors and management could consider an investment permanently impaired as a result of (i) such market risk factors causing changes in invested capital or in market values to below cost, in the case of certain credit funds and our private equity funds or (ii) such market risk factors causing changes in gross or net asset value, for the credit funds. The proportion of our management fees that are based on NAV is dependent on the number and types of our funds in existence and the current stage of each fund’s life cycle.
Impact on Advisory and Transaction Fees—We earn transaction fees relating to the negotiation of credit, private equity and real assets transactions and may obtain reimbursement for certain out-of-pocket expenses incurred. Subsequently, on a quarterly or annual basis, ongoing advisory fees, and additional transaction fees in connection with additional purchases, dispositions, or follow-on transactions, may be earned. Management Fee Offsets and any broken deal costs, if applicable, are reflected as a reduction to advisory and transaction fees. Advisory and transaction fees will be impacted by changes in market risk factors to the extent that they limit our opportunities to engage in credit, private equity and real assets transactions or impair our ability to consummate such transactions. The impact of changes in market risk factors on advisory and transaction fees is not readily predicted or estimated.
Impact on Performance Fees—We earn performance fees from our funds as a result of such funds achieving specified performance criteria. Our performance fees will be impacted by changes in market risk factors. However, several major factors will influence the degree of impact:

•	the performance criteria for each individual fund in relation to how that fund’s results of operations are impacted by changes in market risk factors;

•	whether such performance criteria are annual or over the life of the fund;

•	to the extent applicable, the previous performance of each fund in relation to its performance criteria; and

•	whether each funds’ performance fees distributions are subject to contingent repayment.
As a result, the impact of changes in market risk factors on performance fees will vary widely from fund to fund. The impact is heavily dependent on the prior and future performance of each fund, and therefore is not readily predicted or estimated.
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
Certain of our funds hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize our risk exposure by limiting the counterparties with which our funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. As of March 31, 2018, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.
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
ITEM 1A.    RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our 2017 Annual Report, which is accessible on the Securities and Exchange Commission's website at www.sec.gov. There have been no material changes to the risk factors for the three months ended March 31, 2018.
The risks described in our 2017 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES
On February 5, 2018, February 7, 2018 and March 20, 2018, we issued 341,214, 1,970,611 and 861 Class A shares, respectively, net of taxes to Apollo Management Holdings, L.P., a subsidiary of Apollo Global Management, LLC, in connection with issuances of shares to participants in the Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Equity Plan”) for an aggregate purchase price of $11.8 million, $66.2 million and $28.9 thousand, respectively. The issuance was exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our Class A shares made by us or on our behalf during the fiscal quarter ended March 31, 2018.

Period	Number of Class A Shares Purchased(1)	Average Price Paid per Share	Class A Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Class A Shares that May be Purchased Under the Plan or Programs
January 1, 2018 through January 31, 2018	—	$—	—	$130,216,401
February 1, 2018 through February 28, 2018	1,200,000	34.02	777,310	103,772,315
March 1, 2018 through March 31, 2018	—	—	—	103,772,315
Total	1,200,000		777,310

(1)
During the fiscal quarter ended March 31, 2018, we repurchased 422,690 Class A shares at an average price paid per share of $34.02 in open-market transactions not pursuant to a publicly-announced repurchase plan or program. Such number of Class A shares was equal to the number of Class A restricted shares issued under the 2007 Equity Plan during the quarter and the prior quarter. See note 12 for further information on Class A Shares.

(2)
In February 2016, the Company announced its adoption of a program to repurchase up to $250 million in the aggregate of its Class A shares, including up to $150 million in the aggregate of its outstanding Class A shares through a share repurchase program and up to $100 million through a reduction of Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the 2007 Equity Plan, which we refer to as net share settlement. Under the share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. The Company expects that the share repurchase program, which has no expiration date, will be in effect until the maximum approved dollar amount has been used to repurchase Class A shares. The share repurchase program does not require the Company to repurchase any specific number of Class A shares, and the share repurchase program may be suspended, extended, modified or discontinued at any time. Reductions of Class A shares issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the 2007 Equity Plan are not included in the table. The Company intends to continue the net share settlement program in excess of the $100 million pursuant to the repurchase program announced in February 2016.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1	Certificate of Formation of Apollo Global Management, LLC (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

3.2
Third Amended and Restated Limited Liability Company Agreement of Apollo Global Management, LLC dated March 19, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 19, 2018 (File No. 001-35107)).

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

4.10
Sixth Supplemental Indenture dated as of March 15, 2018, among Apollo Management Holdings, L.P., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on March 15, 2018 (File No. 001-35107)).

4.11
Form of 6.375% Series B Preferred Shares Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 19, 2018 (File No. 001-35107)).

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

Exhibit Number	Exhibit Description

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

Apollo Global Management, LLC
(Registrant)

Date: May 8, 2018	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)