Form 10-Q
period 2018-06-30
Apollo Global Management LLC
filed 2018-08-06
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018 OR

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

☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of August 3, 2018 there were 201,570,641 Class A shares and 1 Class B share outstanding.

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
“Advisory” refers to certain assets advised by Apollo Asset Management Europe PC LLP, a wholly-owned subsidiary of Apollo Asset Management Europe LLP (collectively, “AAME”). The AAME entities are subsidiaries of Apollo;
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
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on June 30, 2018 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
“gross IRR” of a real assets fund represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on June 30, 2018 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
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
“inflows” represents (i) at the individual segment level, subscriptions, commitments, and other increases in available capital, such as acquisitions or leverage, net of inter-segment transfers, and (ii) on an aggregate basis, the sum of inflows across the credit, private equity and real assets segments;
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
“net IRR” of a private equity fund means the gross IRR applicable to a fund, including returns for related parties which may not pay fees or performance fees, net of management fees, certain expenses (including interest incurred or earned by the fund itself) and realized performance fees all offset to the extent of interest income, and measures returns at the fund level on amounts that, if distributed, would be paid to investors of the fund. The timing of cash flows applicable to investments, management fees and certain expenses, may be adjusted for the usage of a fund’s subscription facility. To the extent that a fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner of such fund, thereby reducing the balance attributable to fund investors. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
“net IRR” of a real assets fund represents the cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of June 30, 2018 or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
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
“permanent capital vehicles” refers to (a) assets that are owned by or related to Athene or Athora Holding Ltd. (“Athora Holding” and together with its subsidiaries, “Athora”), (b) assets that are owned by or related to MidCap FinCo Designated Activity Company (“MidCap”) and managed by Apollo, (c) assets of publicly traded vehicles managed by Apollo such as Apollo Investment Corporation (“AINV”), Apollo Commercial Real Estate Finance, Inc. (“ARI”), Apollo Tactical Income Fund Inc. (“AIF”), and Apollo Senior Floating Rate Fund Inc. (“AFT”), in each case that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law and (d) a non-traded business development company from which Apollo earns certain investment-related service fees. The investment management agreements of AINV, AIF and AFT have one year terms, are reviewed annually and remain in effect only if approved by the boards of directors of such companies or by the affirmative vote of the holders of a majority of the outstanding voting shares of such companies, including in either case, approval by a majority of the directors who are not “interested persons” as defined in the Investment Company Act of 1940. In addition, the investment management agreements of AINV, AIF and AFT may be terminated in certain circumstances upon 60 days’ written notice. The investment management agreement of ARI has a one year term and is reviewed annually by ARI’s board of directors and may be terminated under certain circumstances by an affirmative vote of at least two-thirds of ARI’s independent directors. The investment management or advisory arrangements between MidCap and Apollo, as well as between Athene and Apollo, may also be terminated under certain circumstances. The agreement pursuant to which Apollo earns certain investment-related service fees from a non-traded business development company may be terminated under certain limited circumstances;
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

PART I—FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
AS OF JUNE 30, 2018 AND DECEMBER 31, 2017
(dollars in thousands, except share data)

	As of June 30, 2018	As of December 31, 2017
Assets:
Cash and cash equivalents	$1,093,125	$751,273
Restricted cash	3,859	3,875
U.S. Treasury securities, at fair value	—	364,649
Investments (includes performance allocations of $1,401,205 and $1,828,930 as of June 30, 2018 and December 31, 2017, respectively)	3,230,588	3,559,834
Assets of consolidated variable interest entities:
Cash and cash equivalents	58,983	92,912
Investments, at fair value	1,182,771	1,196,190
Other assets	57,246	39,484
Incentive fees receivable	17,496	43,176
Due from related parties	315,244	262,588
Deferred tax assets, net	364,061	337,638
Other assets	209,482	231,757
Goodwill	88,852	88,852
Intangible assets, net	17,306	18,842
Total Assets	$6,639,013	$6,991,070
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$74,466	$68,873
Accrued compensation and benefits	110,311	62,474
Deferred revenue	109,182	128,146
Due to related parties	412,092	428,013
Profit sharing payable	659,907	752,276
Debt	1,357,640	1,362,402
Liabilities of consolidated variable interest entities:
Debt, at fair value	880,215	1,002,063
Other liabilities	73,712	115,658
Other liabilities	139,511	173,369
Total Liabilities	3,817,036	4,093,274
Commitments and Contingencies (see note 14)
Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Series A Preferred shares, 11,000,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017	264,398	264,398
Series B Preferred shares, 12,000,000 and 0 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	289,815	—
Class A shares, no par value, unlimited shares authorized, 201,585,096 and 195,267,669 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Additional paid in capital	1,429,307	1,579,797
Accumulated deficit	(430,335)	(379,460)
Accumulated other comprehensive loss	(3,130)	(1,809)
Total Apollo Global Management, LLC shareholders’ equity	1,550,055	1,462,926
Non-Controlling Interests in consolidated entities	269,162	140,086
Non-Controlling Interests in Apollo Operating Group	1,002,760	1,294,784
Total Shareholders’ Equity	2,821,977	2,897,796
Total Liabilities and Shareholders’ Equity	$6,639,013	$6,991,070
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(dollars in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Management fees	$341,626	$281,305	$628,352	$550,848
Advisory and transaction fees, net	15,440	23,629	28,991	38,696
Investment income:
Performance allocations	129,085	120,393	4,920	472,986
Principal investment income	22,175	16,836	9,181	55,389
Total investment income	151,260	137,229	14,101	528,375
Incentive fees	14,990	7,545	18,775	13,893
Total Revenues	523,316	449,708	690,219	1,131,812
Expenses:
Compensation and benefits:
Salary, bonus and benefits	115,075	105,545	230,901	207,158
Equity-based compensation	37,784	22,740	73,309	45,847
Profit sharing expense	70,545	58,059	58,268	202,383
Total compensation and benefits	223,404	186,344	362,478	455,388
Interest expense	15,162	13,195	28,959	26,194
General, administrative and other	62,517	59,729	124,194	121,769
Placement fees	311	5,258	638	7,163
Total Expenses	301,394	264,526	516,269	610,514
Other Income (Loss):
Net gains (losses) from investment activities	(67,505)	(513)	(134,638)	34,004
Net gains from investment activities of consolidated variable interest entities	9,213	6,132	15,745	10,240
Interest income	4,547	622	8,106	1,425
Other income (loss), net	(5,443)	742	(1,197)	19,389
Total Other Income (Loss)	(59,188)	6,983	(111,984)	65,058
Income before income tax provision	162,734	192,165	61,966	586,356
Income tax (provision) benefit	(18,924)	777	(27,504)	(38,384)
Net Income	143,810	192,942	34,462	547,972
Net income attributable to Non-Controlling Interests	(80,200)	(101,262)	(29,114)	(311,096)
Net Income Attributable to Apollo Global Management, LLC	63,610	91,680	5,348	236,876
Net income attributable to Series A Preferred Shareholders	(4,383)	(4,772)	(8,766)	(4,772)
Net income attributable to Series B Preferred Shareholders	(4,569)	—	(4,569)	—
Net Income (Loss) Attributable to Apollo Global Management, LLC Class A Shareholders	$54,658	$86,908	$(7,987)	$232,104
Distributions Declared per Class A Share	$0.38	$0.49	$1.04	$0.94
Net Income (Loss) Per Class A Share:
Net Income (Loss) Available to Class A Share – Basic	$0.25	$0.44	$(0.09)	$1.19
Net Income (Loss) Available to Class A Share – Diluted	$0.25	$0.44	$(0.09)	$1.19
Weighted Average Number of Class A Shares Outstanding – Basic	200,711,475	190,591,756	199,578,334	188,564,562
Weighted Average Number of Class A Shares Outstanding – Diluted	200,711,475	190,591,756	199,578,334	188,564,562

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(dollars in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$143,810	$192,942	$34,462	$547,972
Other Comprehensive Income (Loss), net of tax:
Currency translation adjustments, net of tax	(17,885)	11,219	(12,865)	8,940
Net gain from change in fair value of cash flow hedge instruments	25	25	52	51
Net loss on available-for-sale securities	(196)	(149)	(237)	(101)
Total Other Comprehensive Income (Loss), net of tax	(18,056)	11,095	(13,050)	8,890
Comprehensive Income	125,754	204,037	21,412	556,862
Comprehensive Income attributable to Non-Controlling Interests	(64,459)	(103,576)	(17,385)	(314,285)
Comprehensive Income Attributable to Apollo Global Management, LLC	$61,295	$100,461	$4,027	$242,577

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Series A Preferred Shares	Series B Preferred Shares	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Apollo Global Management, LLC Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2017	185,460,294	1	$—	$—	$1,830,025	$(986,186)	$(8,723)	$835,116	$90,063	$942,349	$1,867,528
Adoption of new accounting guidance	—	—	—	—	—	22,901	—	22,901	—	—	22,901
Dilution impact of issuance of Class A shares	—	—	—	—	(228)	—	—	(228)	—	—	(228)
Equity issued in connection with Preferred shares offering	—	—	264,398	—	—	—	—	264,398	—	—	264,398
Capital increase related to equity-based compensation	—	—	—	—	35,106	—	—	35,106	—	—	35,106
Capital contributions	—	—	—	—	—	—	—	—	34,115	—	34,115
Distributions	—	—	(4,772)	—	(184,820)	—	—	(189,592)	(2,710)	(220,367)	(412,669)
Payments related to issuances of Class A shares for equity-based awards	1,863,332	—	—	—	—	(24,284)	—	(24,284)	—	—	(24,284)
Exchange of AOG Units for Class A shares	5,432,418	—	—	—	36,055	—	—	36,055	—	(26,596)	9,459
Net income	—	—	4,772	—	—	232,104	—	236,876	7,919	303,177	547,972
Currency translation adjustments, net of tax	—	—	—	—	—	—	5,778	5,778	7,893	(4,731)	8,940
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	24	24	—	27	51
Net income on available-for-sale securities	—	—	—	—	—	—	(101)	(101)	—	—	(101)
Balance at June 30, 2017	192,756,044	1	$264,398	$—	$1,716,138	$(755,465)	$(3,022)	$1,222,049	$137,280	$993,859	$2,353,188
Balance at January 1, 2018	195,267,669	1	$264,398	$—	$1,579,797	$(379,460)	$(1,809)	$1,462,926	$140,086	$1,294,784	$2,897,796
Adoption of new accounting guidance	—	—	—	—	—	(8,149)	—	(8,149)	—	(11,210)	(19,359)
Dilution impact of issuance of Class A shares	—	—	—	—	104	—	—	104	—	—	104
Equity issued in connection with Preferred shares offering	—	—	—	289,815	—	—	—	289,815	—	—	289,815
Capital increase related to equity-based compensation	—	—	—	—	57,065	—	—	57,065	—	—	57,065
Capital contributions	—	—	—	—	—	—	—	—	146,518	—	146,518
Distributions	—	—	(8,766)	(4,569)	(219,162)	—	—	(232,497)	(21,634)	(261,180)	(515,311)
Payments related to issuances of Class A shares for equity-based awards	1,986,612	—	—	—	—	(34,739)	—	(34,739)	—	—	(34,739)
Repurchase of Class A shares	(849,785)	—	—	—	(28,728)	—	—	(28,728)	—	—	(28,728)
Exchange of AOG Units for Class A shares	5,180,600	—	—	—	40,231	—	—	40,231	—	(32,827)	7,404
Net income (loss)	—	—	8,766	4,569	—	(7,987)	—	5,348	14,695	14,419	34,462
Currency translation adjustments, net of tax	—	—	—	—	—	—	(1,229)	(1,229)	(10,503)	(1,133)	(12,865)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	26	26	—	26	52
Net loss on available-for-sale securities	—	—	—	—	—	—	(118)	(118)	—	(119)	(237)
Balance at June 30, 2018	201,585,096	1	$264,398	$289,815	$1,429,307	$(430,335)	$(3,130)	$1,550,055	$269,162	$1,002,760	$2,821,977

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(dollars in thousands, except share data)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$34,462	$547,972
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	73,309	45,847
Depreciation and amortization	7,574	8,445
Unrealized (gains) losses from investment activities	140,517	(37,721)
Principal investment income	(9,181)	(55,389)
Performance allocations	(4,920)	(472,986)
Change in fair value of contingent obligations	(8,034)	(2,561)
Deferred taxes, net	23,546	35,835
Other non-cash amounts included in net income (loss), net	(12,304)	4,538
Cash flows due to changes in operating assets and liabilities:
Incentive fees receivable	(9,029)	(5,215)
Due from related parties	(48,586)	(41,600)
Accounts payable and accrued expenses	5,593	2,629
Accrued compensation and benefits	47,837	44,761
Deferred revenue	(17,279)	(57,113)
Due to related parties	375	(3,844)
Profit sharing payable	(24,544)	51,088
Other assets and other liabilities, net	(9,134)	(19,543)
Cash distributions of earnings from principal investments	39,656	30,197
Cash distributions of earnings from performance allocations	257,128	426,634
Satisfaction of contingent obligations	(2,564)	(16,821)
Apollo Fund and VIE related:
Net realized and unrealized gains from investing activities and debt	(20,714)	(10,590)
Purchases of investments	(288,914)	(324,169)
Proceeds from sale of investments	279,606	280,657
Changes in other assets and other liabilities, net	(59,325)	(11,082)
Net Cash Provided by Operating Activities	$395,075	$419,969
Cash Flows from Investing Activities:
Purchases of fixed assets	$(5,108)	$(3,616)
Proceeds from sale of investments	28,316	—
Purchase of investments	(57,903)	(4,699)
Purchase of U.S. Treasury securities	(59,529)	—
Proceeds from maturities of U.S. Treasury securities	425,830	—
Cash contributions to equity method investments	(160,346)	(72,674)
Cash distributions from equity method investments	53,770	51,513
Issuance of related party loans	(1,650)	(5,834)
Repayment of related party loans	—	17,700
Other investing activities	171	(790)
Net Cash Provided by (Used in) Investing Activities	$223,551	$(18,400)
Cash Flows from Financing Activities:
Principal repayments of debt	$(300,000)	$—
Issuance of Preferred shares, net of issuance costs	289,815	264,398
Distributions to Preferred Shareholders	(13,335)	(4,772)
Satisfaction of tax receivable agreement	(50,267)	(17,895)
Issuance of debt	299,676	—
Purchase of Class A shares	(52,482)	(7,268)
Payments related to deliveries of Class A shares for RSUs	(34,739)	(24,284)
Distributions paid	(219,162)	(184,820)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(261,180)	(220,367)
Other financing activities	(5,142)	(1,855)
Apollo Fund and VIE related:
Issuance of debt	—	474,234
Principal repayment of debt	(92,153)	(441,636)
Distributions paid to Non-Controlling Interests in consolidated entities	(18,939)	(84)
Contributions from Non-Controlling Interests in consolidated entities	147,189	33,344
Net Cash Used in Financing Activities	$(310,719)	$(131,005)
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	307,907	270,564
Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities, Beginning of Period	848,060	859,662
Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities, End of Period	$1,155,967	$1,130,226
Supplemental Disclosure of Cash Flow Information:
Interest paid	$25,706	$28,316
Interest paid by consolidated variable interest entities	9,341	5,581
Income taxes paid	5,494	5,616
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash distributions from equity method investments	$(24,902)	$(25,808)
Non-cash contributions of other investments, at fair value	194,003	25,091
Non-cash distributions of other investments, at fair value	(46,623)	—
Supplemental Disclosure of Non-Cash Financing Activities:
Capital increases related to equity-based compensation	$57,065	$35,106
Other non-cash financing activities	105	(247)
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$47,009	$39,298
Due to related parties	(39,605)	(29,839)
Additional paid in capital	(7,404)	(9,459)
Non-Controlling Interest in Apollo Operating Group	32,827	26,596

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities to the Condensed Consolidated Statements of Financial Condition:
Cash and cash equivalents	$1,093,125	$1,080,477
Restricted cash	3,859	5,023
Cash held at consolidated variable interest entities	58,983	44,726
Total Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$1,155,967	$1,130,226

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
As of June 30, 2018, the Company owned, through six intermediate holding companies, 49.9% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly-owned subsidiaries.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and certain of the Company’s other partners (the “Contributing Partners”) indirectly beneficially own interests in each of the partnerships that comprise the Apollo Operating Group (“AOG Units”). As of June 30, 2018, Holdings owned the remaining 50.1% of the economic interests in the Apollo Operating Group. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.
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
Cash and Cash Equivalents
Apollo considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include money market funds and U.S. Treasury securities with original maturities of three months or less when purchased. Interest income from cash and cash equivalents is recorded in interest income in the condensed consolidated statements of operations. The carrying values of the money market funds and U.S. Treasury securities was $743.3 million and $404.7 million as of June 30, 2018 and December 31, 2017, respectively, which approximate their fair values due to their short-term nature and are categorized as Level I within the fair value hierarchy. Substantially all of the Company’s cash on deposit is in interest bearing accounts with major financial institutions and exceed insured limits.

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
Equity Method Investments
For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation and for which the Company has not elected the fair value option, the Company uses the equity method of accounting, whereby the Company records its share of the underlying income or loss of such entities. The Company’s share of the underlying net income or loss of such entities is recorded in principal investment income in the condensed consolidated statements of operations.
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
Additionally, Apollo earns advisory fees pursuant to the terms of the advisory agreements with certain of the portfolio companies that are owned by the funds Apollo manages. When Apollo receives a payment from a portfolio company that exceeds the advisory fees earned at that point in time, the excess payment is recorded as deferred revenue in the condensed consolidated statements of financial condition. The advisory agreements with the portfolio companies vary in duration and the associated fees are received monthly, quarterly or annually. Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $119.7 million of revenue recognized during the six months ended June 30, 2018 that was previously deferred as of January 1, 2018.
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
Revenues
The Company’s revenues are reported in four separate categories that include (i) management fees; (ii) advisory and transaction fees, net; (iii) investment income which is comprised of two subcomponents: (1) performance allocations and (2) principal investment income; and (iv) incentive fees.
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
Effective January 1, 2018, the Company implemented a change in accounting principle for performance allocations to be accounted for under guidance applicable to equity method investments, and therefore not within the scope of the new revenue guidance. The accounting change does not change the timing or amount of revenue recognized related to performance allocation arrangements. These amounts were previously recognized within carried interest income in the condensed consolidated statements of operations and carried interest receivable within the condensed consolidated statements of financial condition. As a result of the change in accounting principle, the Company recognizes performance allocations within investment income along with the related principal investment income (as described further below) in the condensed consolidated statements of operations and within the investments line in the condensed consolidated statements of financial condition. The Company applied this change in accounting principle on a full retrospective basis.
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
Investment Income
Investment income is comprised of two subcomponents: (1) performance allocations and (2) principal investment income.
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
As noted above, as a result of a change in accounting principle, the Company recognizes performance allocations within investment income along with the related principal investment income (as described further below) in the condensed consolidated statements of operations and within the investments line in the condensed consolidated statements of financial condition.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Principal Investment Income
Principal investment income includes the Company’s income or loss from equity method investments and certain other investments in entities in which the Company is generally eligible to receive performance allocations. Income from equity method investments includes the Company’s share of net income or loss generated from its investments, which are not consolidated, but in which the Company exerts significant influence. Prior to the change in accounting principle noted above, income from equity method investments was included within other income (loss) in the condensed consolidated statements of operations. All prior periods have been conformed to reflect this change in presentation.
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
Compensation and Benefits
Equity-Based Compensation
Equity-based awards granted to employees as compensation are measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are expensed over the relevant service period. In addition, the Company provides for the vesting of certain restricted stock units (“RSUs”) subject to continued employment and certain performance metrics being achieved. In accordance with U.S. GAAP, equity-based compensation expense for such awards is recognized on an accelerated recognition method over the requisite service period to the extent the performance metrics are met or deemed probable. Equity-based awards granted to non-employees for services provided to related parties are remeasured to fair value at the end of each reporting period and expensed over the relevant service period. The Company accounts for forfeitures of equity-based awards when they occur.
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
Profit sharing amounts are generally not paid until the related performance revenue is distributed to the general partner upon realization of the fund’s investments. Under certain profit sharing arrangements, the Company requires that a portion of certain of the performance revenues distributed to our employees be used to purchase Class A restricted shares issued under our 2007 Equity Plan. Prior to distribution of the performance revenue, the Company records the value of the equity-based awards expected to be granted in other assets and other liabilities within the condensed consolidated statements of financial condition. Such equity-based awards are recorded as equity-based compensation expense over the relevant service period once granted.
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
In November 2016, the FASB issued guidance to reduce diversity in practice in the classification and presentation of changes in restricted cash on the statements of cash flows. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. Entities are also required to reconcile such total to amounts on the Company’s condensed consolidated statements of financial condition and disclose the nature of the restrictions. The Company adopted the standard beginning January 1, 2018 using a retrospective transition method to each period presented. Upon adoption of this standard restricted cash and cash and cash equivalents held at consolidated variable interest entities are included within the beginning of period and end of period balances in the Company’s condensed consolidated statements of cash flows. Refer to the Company’s condensed consolidated statements of cash flows for the impact of this standard.
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
3. INVESTMENTS
The following table represents Apollo’s investments:

	As of June 30, 2018	As of December 31, 2017
Investments, at fair value	$917,441	$866,998
Equity method investments	911,942	863,906
Performance allocations	1,401,205	1,828,930
Total Investments	$3,230,588	$3,559,834
Investments, at Fair Value
Investments, at fair value, consist of investments for which the fair value option has been elected and primarily include the Company’s investment in Athene Holding and investments in debt of unconsolidated CLOs. Changes in the fair value related to these investments are presented in net gains from investment activities except for certain investments for which the Company is entitled to receive performance allocations. For those investments, changes in fair value are presented in principal investment income.
The Company’s investment in Athene Holding, for which the fair value option was elected, and its equity method investment in Fund VIII met the significance criteria as defined by the SEC for the period ended June 30, 2018. As such, the following table presents summarized financial information of Athene Holding and Fund VIII:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018(1)	2017	2018(1)	2017
	in millions
Statements of Operations
Revenues	$1,377	$2,329	$4,401	$4,855
Expenses	712	1,471	4,150	2,741
Income before income tax provision	665	858	251	2,114
Income tax provision	60	11	95	34
Net income	$605	$847	$156	$2,080

(1)
Certain financial information for the three and six months ended June 30, 2018 is presented a quarter in arrears and reflects the financial information for the three and six months ended March 31, 2018, which represents the latest available financial information as of the date of this report.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Net Gains (Losses) from Investment Activities
The following table presents the realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Realized gains (losses) on sales of investments, net	$—	$(148)	$66	$(148)
Net change in unrealized gains (losses) due to changes in fair value	(67,505)	(365)	(134,704)	34,152
Net gains (losses) from investment activities	$(67,505)	$(513)	$(134,638)	$34,004
Equity Method Investments
Apollo’s equity method investments include its investments in the credit, private equity and real assets funds it manages, which are not consolidated, but in which the Company exerts significant influence. Apollo’s share of net income generated by these investments is recorded in principal investment income in the condensed consolidated statements of operations.
Equity method investments consisted of the following:

	Equity Held as of
	June 30, 2018	(4)	December 31, 2017	(4)
Credit(2)	$403,336		$325,267
Private Equity(1)	480,699		509,707
Real Assets	27,907		28,932
Total equity method investments(3)	$911,942		$863,906

(1)
The equity method investment in Fund VIII was $385.0 million and $385.7 million as of June 30, 2018 and December 31, 2017, respectively, representing an ownership percentage of 2.2% and 2.2% as of June 30, 2018 and December 31, 2017, respectively.

(2)
The equity method investment in AINV was $54.9 million and $56.5 million as of June 30, 2018 and December 31, 2017, respectively. The value of the Company’s investment in AINV was $49.4 million and $50.2 million based on the quoted market price as of June 30, 2018 and December 31, 2017, respectively.

(3)	Certain funds invest across multiple segments. The presentation in the table above is based on the classification of the majority of such funds’ investments.

(4)	Some amounts included are a quarter in arrears.
Performance Allocations
Performance allocations from private equity, credit and real assets funds consisted of the following:

	As of June 30, 2018	As of December 31, 2017
Private Equity	$981,558	$1,404,777
Credit	394,850	395,340
Real Assets	24,797	28,813
Total performance allocations	$1,401,205	$1,828,930

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The table below provides a roll forward of the performance allocations balance:

	Private Equity		Credit	Real Assets	Total
Performance allocations, January 1, 2018	$1,404,777		$395,340	$28,813	$1,828,930
Change in fair value of funds	(87,702)		84,713	2,272	(717)
Fund distributions to the Company	(335,517)	(1)	(85,203)	(6,288)	(427,008)
Performance allocations, June 30, 2018	$981,558		$394,850	$24,797	$1,401,205

(1)	Includes realized performance allocations of $169.9 million from AP Alternative Assets, L.P. (“AAA”), settled in the form of shares of Athene Holding.
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
4. PROFIT SHARING PAYABLE
Profit sharing payable consisted of the following:

	As of June 30, 2018	As of December 31, 2017
Credit	$270,785	$265,791
Private Equity	377,691	475,556
Real Assets	11,431	10,929
Total profit sharing payable	$659,907	$752,276
The table below provides a roll forward of the profit sharing payable balance:

	Private Equity		Credit	Real Assets	Total
Profit sharing payable, January 1, 2018	$475,556		$265,791	$10,929	$752,276
Profit sharing expense	4,490		51,207	1,247	56,944
Payments/other(1)	(102,355)	(2)	(46,213)	(745)	(149,313)
Profit sharing payable, June 30, 2018	$377,691		$270,785	$11,431	$659,907

(1)	Includes $10.6 million associated with the adoption of new revenue recognition accounting guidance, as discussed in note 2.

(2)	Includes $46.6 million associated with profit sharing expense related to AAA that was settled in the form of shares of Athene Holding.
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
As discussed in note 2, under certain profit sharing arrangements, the Company requires that a portion of certain of the performance revenues distributed to our employees be used to purchase Class A restricted shares issued under our 2007 Equity Plan. Prior to distribution of the performance revenues, the Company records the value of the equity-based awards expected to be granted in other assets and other liabilities within the condensed consolidated statements of financial condition. See note 7 for further disclosure regarding deferred equity-based compensation.

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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018	(1)	2017	(1)	2018	(1)	2017	(1)
Net gains (losses) from investment activities	$(9)		$7,526		$5,313		$9,516
Net gains from debt	6,824		3,567		8,174		2,684
Interest and other income	9,148		8,621		18,727		16,443
Interest and other expenses	(6,750)		(13,582)		(16,469)		(18,403)
Net gains from investment activities of consolidated variable interest entities	$9,213		$6,132		$15,745		$10,240

(1)	Amounts reflect consolidation eliminations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Senior Secured Notes, Subordinated Notes and Secured Borrowings
Included within debt are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs:

	As of June 30, 2018				As of December 31, 2017
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)	$783,596	1.66%		11.7	$806,603	1.68%		12.2
Subordinated Notes(2)	97,520	N/A	(1)	21.9	100,188	N/A	(1)	22.4
Secured Borrowings(2)(3)	18,976	3.20%		9.3	109,438	2.70%		9.3
Total	$900,092				$1,016,229

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.

(2)
The debt of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. The fair value of the debt and collateralized assets of the Senior Secured Notes, Subordinated Notes and Secured Borrowings are presented below:

	As of June 30, 2018	As of December 31, 2017
Debt at fair value	$880,215	$1,002,063
Collateralized assets	$1,299,000	$1,328,586

(3)
Secured borrowings consist of a consolidated VIE’s obligation through a repurchase agreement redeemable at maturity with a third party lender. The fair value of the secured borrowings as of June 30, 2018 and December 31, 2017 was $19.0 million and $109.4 million, respectively.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of June 30, 2018, the Company was not aware of any instances of non-compliance with any of these covenants.
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

	As of June 30, 2018	As of December 31, 2017
Assets:
Cash	$188,818	$254,791
Investments	4,477,129	6,230,397
Receivables	62,831	36,601
Total Assets	$4,728,778	$6,521,789

Liabilities:
Debt and other payables	$3,282,527	$3,285,263
Total Liabilities	$3,282,527	$3,285,263

Apollo Exposure(1)	$221,346	$252,605

(1)
Represents Apollo’s direct investment in those entities in which Apollo holds a significant variable interest and certain other investments. Additionally, cumulative performance allocations are subject to reversal in the event of future losses, as discussed in note 14.

6. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of June 30, 2018
	Level I	Level II	Level III		Total	Cost
Assets
Investments, at fair value:
Investment in Athene Holding	$178,042	$637,239	$—		$815,281	$510,784
Investment in Athora Holding	—	—	25,216		25,216	26,534
Other investments	—	41,289	35,655	(1)	76,944	71,737
Total investments, at fair value	178,042	678,528	60,871		917,441	609,055
Investments of VIEs, at fair value	—	910,276	268,623		1,178,899
Investments of VIEs, valued using NAV	—	—	—		3,872
Total investments of VIEs, at fair value	—	910,276	268,623		1,182,771
Derivative assets(2)	—	293	—		293
Total Assets	$178,042	$1,589,097	$329,494		$2,100,505

Liabilities
Liabilities of VIEs, at fair value	$—	$880,215	$—		$880,215
Contingent consideration obligations(3)	—	—	82,000		82,000
Derivative liabilities(2)	—	1,073	—		1,073
Total Liabilities	$—	$881,288	$82,000		$963,288

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of December 31, 2017
	Level I	Level II	Level III	Total	Cost
Assets
U.S. Treasury securities, at fair value	$364,649	$—	$—	$364,649	$363,812
Investments, at fair value:
Investment in Athene Holding	—	802,985	—	802,985	387,526
Other investments	205	28,107	35,701	64,013	61,179
Total investments, at fair value	205	831,092	35,701	866,998	448,705
Investments of VIEs, at fair value	—	1,058,999	132,348	1,191,347
Investments of VIEs, valued using NAV	—	—	—	4,843
Total investments of VIEs, at fair value	—	1,058,999	132,348	1,196,190
Derivative assets(2)	—	478	—	478
Total Assets	$364,854	$1,890,569	$168,049	$2,428,315

Liabilities
Liabilities of VIEs, at fair value	$—	$1,002,063	$12,620	$1,014,683
Contingent consideration obligations(3)	—	—	92,600	92,600
Derivative liabilities(2)	—	1,537	—	1,537
Total Liabilities	$—	$1,003,600	$105,220	$1,108,820

(1)
Other investments excludes $5.0 million of performance allocations classified as Level III related to certain investments for which the Company has elected the fair value option. The Company’s policy is to account for performance allocations as an investment.

(2)	Derivative assets and derivative liabilities are presented as a component of Other assets and Other liabilities, respectively, in the condensed consolidated statements of financial condition.

(3)	Profit sharing payable includes contingent obligations classified as Level III.

There were no transfers of financial assets or liabilities between Level I and Level II for the three and six months ended June 30, 2018 and 2017.
The following tables summarize the changes in financial assets measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended June 30, 2018
	Investment in Athora Holding	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$26,534	$30,758	$293,260	$350,552
Purchases	—	—	(4,665)	(4,665)
Sales of investments/distributions	—	(1)	(2,544)	(2,545)
Net realized gains	—	2	48	50
Changes in net unrealized gains (losses)	(1,318)	2,953	8,210	9,845
Cumulative translation adjustment	—	(2,615)	(8,030)	(10,645)
Transfer into Level III(1)	—	4,558	—	4,558
Transfer out of Level III(1)	—	—	(17,656)	(17,656)
Balance, End of Period	$25,216	$35,655	$268,623	$329,494
Change in net unrealized gains (losses) included in net gains from investment activities related to investments still held at reporting date	$(1,318)	$2,955	$—	$1,637
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	—	9,951	9,951

(1)
Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended June 30, 2017
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$46,242	$137,344	$183,586
Purchases	4,699	42,791	47,490
Sale of investments/distributions	(8)	(20,713)	(20,721)
Net realized gains	—	138	138
Changes in net unrealized gains (losses)	(324)	4,807	4,483
Cumulative translation adjustment	3,113	6,299	9,412
Balance, End of Period	$53,722	$170,666	$224,388
Change in net unrealized losses included in net gains from investment activities related to investments still held at reporting date	$(325)	$—	$(325)
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	5,013	5,013

	For the Six Months Ended June 30, 2018
	Investment in Athora Holding	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$—	$35,701	$132,348	$168,049
Purchases	26,534	39,228	137,822	203,584
Sale of investments/distributions	—	(28,316)	(14,205)	(42,521)
Net realized gains (losses)	—	415	(1,112)	(697)
Changes in net unrealized gains (losses)	(1,318)	2,738	17,119	18,539
Cumulative translation adjustment	—	(929)	(4,476)	(5,405)
Transfer into Level III(1)	—	4,558	18,783	23,341
Transfer out of Level III(1)	—	(17,740)	(17,656)	(35,396)
Balance, End of Period	$25,216	$35,655	$268,623	$329,494
Change in net unrealized gains (losses) included in net gains (losses) from investment activities related to investments still held at reporting date	$(1,318)	$2,738	$—	$1,420
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	—	15,963	15,963

	For the Six Months Ended June 30, 2017
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$45,721	$92,474	$138,195
Purchases	4,699	86,240	90,939
Sale of investments/distributions	(8)	(32,801)	(32,809)
Net realized gains (losses)	(14)	186	172
Changes in net unrealized gains (losses)	(385)	7,809	7,424
Cumulative translation adjustment	3,649	7,189	10,838
Transfer into Level III(1)	60	9,569	9,629
Balance, End of Period	$53,722	$170,666	$224,388
Change in net unrealized losses included in net gains (losses) from investment activities related to investments still held at reporting date	$(399)	$—	$(399)
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	7,914	7,914

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
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables summarize the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended June 30,
	2018	2017
	Contingent Consideration Obligations	Liabilities of Consolidated VIEs & Apollo Funds	Contingent Consideration Obligations	Total
Balance, Beginning of Period	$90,500	$11,227	$87,663	$98,890
Payments	—	(35)	(1,865)	(1,900)
Net realized gains	—	(1)	—	(1)
Changes in net unrealized (gains) losses(1)	(8,500)	816	1,102	1,918
Balance, End of Period	$82,000	$12,007	$86,900	$98,907
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to liabilities still held at reporting date	$—	$815	$—	$815

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.

	For the Six Months Ended June 30,
	2018			2017
	Liabilities of Consolidated VIEs & Apollo Funds	Contingent Consideration Obligations	Total	Liabilities of Consolidated VIEs & Apollo Funds	Contingent Consideration Obligations	Total
Balance, Beginning of Period	$12,620	$92,600	$105,220	$11,055	$106,282	$117,337
Additions	—	—	—	97	—	97
Payments	(12,620)	(2,564)	(15,184)	(94)	(16,821)	(16,915)
Net realized gains	—	—	—	(10)	—	(10)
Changes in net unrealized gains (losses)(1)	—	(8,036)	(8,036)	959	(2,561)	(1,602)
Balance, End of Period	$—	$82,000	$82,000	$12,007	$86,900	$98,907
Change in net unrealized gains (losses) included in net gains from investment activities of consolidated VIEs related to liabilities still held at reporting date	$—	$—	$—	$952	$—	$952

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.
The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy:

	As of June 30, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Investment in Athora Holding	$25,216	Cost(1)	N/A	N/A	N/A
Other investments	6,938	Third Party Pricing	N/A	N/A	N/A
	28,717	Discounted cash flow	Discount rate	16.0%	16.0%
Investments of consolidated VIEs:
Equity securities	268,623	Book value multiple	Book value multiple	0.59x	0.59x
		Discounted cash flow	Discount rate	13.4%	13.4%
Total Financial Assets	$329,494
Financial Liabilities
Contingent consideration obligation	$82,000	Discounted cash flow	Discount rate	16.8%	16.8%
Total Financial Liabilities	$82,000

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
Fair Value Measurement of Investment in Athene Holding
As of June 30, 2018 the fair value of Apollo’s Level I investment in Athene Holding was estimated using the closing market price of Athene Holding shares of $43.84. As of June 30, 2018 and December 31, 2017 the fair value of Apollo’s Level II investment in Athene Holding was estimated using the closing market price of Athene Holding shares of $43.84 and $51.71, respectively, less a discount due to a lack of marketability (“DLOM”) of 3.8% and 4.0%, respectively, as applicable. The DLOM was derived based on the average remaining lock up restrictions on the shares of Athene Holding held by Apollo (5.3 months and 11.3 months as of June 30, 2018 and December 31, 2017, respectively) and the estimated volatility in such shares of Athene Holding. Due to the limited trading history in Athene Holding shares, the historical share price volatility of a representative set of Athene Holding’s publicly traded insurance peers was calculated over a period equivalent to the remaining average lock up on the shares of Athene Holding held by Apollo and used as a proxy to estimate the projected volatility in Athene Holding’s shares.
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
Consolidated VIEs
Investments
As of June 30, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurement of the equity securities include the discount rate applied and the book value multiples applied in the valuation models. These unobservable inputs in isolation can cause significant increases or decreases in fair value. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. When a comparable multiple model is used to determine fair value, the comparable multiples are generally multiplied by the underlying companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) to establish the total enterprise value of the company. The comparable multiple is determined based on the implied trading multiple of public industry peers.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Liabilities
As of June 30, 2018 and December 31, 2017, the debt obligations of the consolidated CLOs were measured on the basis of the fair value of the financial assets of the CLOs as the financial assets were determined to be more observable and, as a result, categorized as Level II in the fair value hierarchy.
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
7. OTHER ASSETS
Other assets consisted of the following:

	As of June 30, 2018	As of December 31, 2017
Fixed assets	$103,191	$102,694
Less: Accumulated depreciation and amortization	(84,938)	(83,510)
Fixed assets, net	18,253	19,184
Prepaid expenses	173,742	189,542
Tax receivables	10,474	9,236
Other	7,013	13,795
Total Other Assets	$209,482	$231,757
Prepaid expenses includes $116.5 million and $135.0 million as of June 30, 2018 and December 31, 2017, respectively, of deferred equity-based compensation related to the value of the equity-based awards that have been or are expected to be granted in connection with the settlement of certain profit sharing arrangements. A corresponding amount for awards expected to be granted of $93.3 million and $124.3 million, as of June 30, 2018 and December 31, 2017, respectively, is included in other liabilities on the condensed consolidated statements of financial condition.
Depreciation expense was $2.1 million and $2.2 million for the three months ended June 30, 2018 and 2017, respectively, and $4.2 million and $4.4 million for the six months ended June 30, 2018 and 2017, respectively, and is presented as a component of general, administrative and other expense in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

8. INCOME TAXES
The Company’s income tax (provision) benefit totaled $(18.9) million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively, and $(27.5) million and $(38.4) million for the six months ended June 30, 2018 and 2017, respectively. The Company’s effective tax rate was approximately 11.6% and (0.4)% for the three months ended June 30, 2018 and 2017, respectively, and 44.4% and 6.5% for the six months ended June 30, 2018 and 2017, respectively.
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
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of June 30, 2018, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2014 through 2017 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax return of certain subsidiaries for the 2011 tax year. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2016.
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

Exchange of AOG Units for Class A shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Six Months Ended June 30, 2018	$47,009	$39,605	$7,404
For the Six Months Ended June 30, 2017	$39,298	$29,839	$9,459

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

9. DEBT
Debt consisted of the following:

	As of June 30, 2018				As of December 31, 2017
	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate
2013 AMH Credit Facilities - Term Facility(1)	$—	$—		N/A	$299,655	$298,875	(3)	2.33%
2024 Senior Notes(1)	496,185	496,700	(4)	4.00%	495,860	511,096	(4)	4.00
2026 Senior Notes(1)	495,935	499,249	(4)	4.40	495,678	525,273	(4)	4.40
2048 Senior Notes(1)	296,324	298,143	(4)	5.00	—	—		—
2014 AMI Term Facility I(2)	15,933	16,011	(3)	2.00	16,399	16,482	(3)	2.00
2014 AMI Term Facility II(2)	17,996	18,092	(3)	1.75	18,548	18,605	(3)	1.75
2016 AMI Term Facility I(2)	19,800	19,800	(3)	1.35	20,372	20,372	(3)	1.75
2016 AMI Term Facility II(2)	15,467	15,469	(3)	2.00	15,890	15,931	(3)	2.00
Total Debt	$1,357,640	$1,363,464			$1,362,402	$1,406,634

(1)	Includes amortization of note discount, as applicable. Outstanding balance is presented net of unamortized debt issuance costs:

	As of June 30, 2018	As of December 31, 2017
2013 AMH Credit Facilities - Term Facility	$—	$345
2024 Senior Notes	3,222	3,498
2026 Senior Notes	3,717	3,951
2048 Senior Notes	3,354	—

(2)	Apollo Management International LLP (“AMI”), a subsidiary of the Company, entered into five year credit agreements to fund the Company’s investment in certain European CLOs it manages.

Facility	Date	Loan Amount
2014 AMI Term Facility I	July 3, 2014	€13,636
2014 AMI Term Facility II	December 9, 2014	€15,400
2016 AMI Term Facility I	January 18, 2016	€16,945
2016 AMI Term Facility II	June 22, 2016	€13,236

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
In connection with the issuance of the 2024 Senior Notes, the 2026 Senior Notes and the 2048 Senior Notes (as defined below), $250 million, $200 million and $300 million of the proceeds, respectively, were used to repay the entire remaining amount

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

of the Term Facility as of June 30, 2018. The Revolver Facility is to remain available until its maturity, and any undrawn revolving commitments bear a commitment fee. The commitment fee on the $500 million undrawn Revolver Facility as of June 30, 2018 was 0.125%.
Borrowings under the Revolver Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. In addition, the Borrowers may incur incremental facilities in respect of the Revolver Facility and the Term Facility in an aggregate amount not to exceed $500 million plus additional amounts so long as the Borrowers are in compliance with a net leverage ratio not to exceed 3.75 to 1.00. As of June 30, 2018 and December 31, 2017, the Revolver Facility was undrawn.
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
As of June 30, 2018, the indentures governing the 2024 Senior Notes, the 2026 Senior Notes and the 2048 Senior Notes (the “Indentures”) include covenants that restrict the ability of AMH and, as applicable, the guarantors of the notes under the Indentures to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries or merge, consolidate or sell, transfer or lease assets. The Indentures also provide for customary events of default.
The following table presents the interest expense incurred related to the Company’s debt:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest Expense:(1)
2013 AMH Term Facility	$280	$2,047	$2,244	$3,959
2024 Senior Notes	5,163	5,163	10,326	10,326
2026 Senior Notes	5,628	5,628	11,256	11,256
2048 Senior Notes	3,778	—	4,445	—
AMI Term Facilities	313	357	688	653
Total Interest Expense	$15,162	$13,195	$28,959	$26,194

(1)
Debt issuance costs incurred in connection with the Term Facility, the 2024 Senior Notes, the 2026 Senior Notes and the 2048 Senior Notes are amortized into interest expense over the term of the debt arrangement.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

10. NET INCOME (LOSS) PER CLASS A SHARE
The table below presents basic and diluted net income (loss) per Class A share using the two-class method:

	Basic and Diluted
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
Numerator:
Net income attributable to Apollo Global Management, LLC Class A Shareholders	$54,658		$86,908		$(7,987)		$232,104
Distributions declared on Class A shares(1)	(76,602)		(94,451)		(209,625)		(178,666)
Distributions on participating securities(2)	(4,153)		(3,295)		(9,537)		(6,154)
Earnings allocable to participating securities	—	(3)	—	(3)	—	(3)	(1,760)
Undistributed income (loss) attributable to Class A shareholders: Basic and Diluted	$(26,097)		$(10,838)		$(227,149)		$45,524
Denominator:
Weighted average number of Class A shares outstanding: Basic and Diluted	200,711,475		190,591,756		199,578,334		188,564,562
Net Income (Loss) per Class A Share: Basic and Diluted(4)
Distributed Income	$0.38		$0.49		$1.04		$0.94
Undistributed Income (Loss)	(0.13)		(0.05)		(1.13)		0.25
Net Income (Loss) per Class A Share: Basic and Diluted	$0.25		$0.44		$(0.09)		$1.19

(1)	See note 12 for information regarding the quarterly distributions declared and paid during 2018 and 2017.

(2)	Participating securities consist of vested and unvested RSUs that have rights to distributions and unvested restricted shares.

(3)	No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A shareholders.

(4)	For the three and six months ended June 30, 2018 and 2017, all of the classes of securities were determined to be anti-dilutive.
The Company has granted RSUs that provide the right to receive, subject to vesting during continued employment, Class A shares pursuant to the Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Equity Plan”). The Company has three types of RSU grants, which we refer to as Plan Grants, Bonus Grants, and Performance Grants. “Plan Grants” vest over time (generally up to six years) and may or may not provide the right to receive distribution equivalents on vested RSUs on an equal basis with the Class A shareholders any time a distribution is declared. “Bonus Grants” vest over time (generally three years) and generally provide the right to receive distribution equivalents on both vested and unvested RSUs on an equal basis with the Class A shareholders any time a distribution is declared. “Performance Grants” vest over time (generally five years), subject to the availability of sufficient net performance revenues in accordance with the applicable RSU award agreement. Performance Grants provide the right to receive distribution equivalents on vested RSUs and may also provide the right to receive distribution equivalents on unvested RSUs.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Apollo Global Management, LLC has one Class B share outstanding, which is held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the Class B share is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, as discussed above. The Class B share has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or distributions. The Class B share has no distribution or liquidation rights. The Class B share has voting rights on a pari passu basis with the Class A shares. The Class B share represented 52.4% and 54.5% of the total voting power of the Company’s shares entitled to vote as of June 30, 2018 and 2017, respectively.
The following table summarizes the anti-dilutive securities.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average vested RSUs	111,995	224,100	641,282	728,892
Weighted average unvested RSUs	8,350,200	6,555,432	8,085,325	6,403,785
Weighted average unexercised options	204,167	210,420	204,167	216,670
Weighted average AOG Units outstanding	202,559,221	211,895,190	203,562,398	213,591,049
Weighted average unvested restricted shares	871,010	244,503	770,400	159,432
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
RSUs
The Company grants RSUs under the 2007 Equity Plan. The fair value of all grants is based on the grant date fair value, which considers the public share price of the Company’s Class A shares subject to certain discounts, as applicable. The following table summarizes the weighted average discounts for Plan Grants, Bonus Grants and Performance Grants.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Plan Grants:
Discount for the lack of distributions until vested(1)	14.2%	13.5%	13.1%	11.2%
Marketability discount for transfer restrictions(2)	4.0%	4.7%	3.9%	3.3%
Bonus Grants:
Marketability discount for transfer restrictions(2)	N/A	2.3%	2.3%	2.3%
Performance Grants:
Marketability discount for transfer restrictions(2)	5.8%	N/A	5.6%	N/A

(1)	Based on the present value of a growing annuity calculation.

(2)	Based on the Finnerty Model calculation.
The estimated total grant date fair value for Plan Grants and Bonus Grants is charged to compensation expense on a straight-line basis over the vesting period, which for Plan Grants is generally up to six years, with the first installment vesting one year after grant and quarterly vesting thereafter, and for Bonus Grants is generally annual vesting over three years.
During the six months ended June 30, 2018, the Company granted 4.3 million RSUs to certain executives with a grant date fair value of $140.6 million, which vest over time (generally 5 years) subject to the availability of sufficient net performance revenues in accordance with the applicable RSU award agreement. In accordance with U.S. GAAP, equity-based compensation expense for such awards is recognized on an accelerated recognition method over the requisite service period to the extent the

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

performance metrics are met or deemed probable. Accordingly, for the three and six months ended June 30, 2018, equity-based compensation expense of $14.5 million and $26.9 million, respectively, was recognized relating to these RSUs.
The fair value of all RSU grants made during the six months ended June 30, 2018 and 2017 was $198.6 million and $22.2 million, respectively.
The following table presents the forfeiture rate and equity-based compensation expense recognized:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Actual forfeiture rate	3.7%	4.0%	7.8%	7.6%
Equity-based compensation	$31,630	$16,670	$62,377	$33,701
The following table summarizes RSU activity:

	Unvested		Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2018	6,262,288		$15.58	2,802,277	9,064,565	(1)
Granted	6,107,842		32.51	—	6,107,842
Forfeited	(965,216)		17.21	—	(965,216)
Vested	(752,204)		19.84	752,204	—
Issued	—		18.39	(3,186,284)	(3,186,284)
Balance at June 30, 2018	10,652,710	(2)	$24.84	368,197	11,020,907	(1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.

(2)	RSUs were expected to vest over the weighted average period of 3.0 years.
Restricted Share Awards
The Company has granted restricted share awards under the 2007 Equity Plan primarily in connection with certain profit sharing arrangements. The fair value of restricted share grants is the public share price of the Company’s Class A shares on the grant date. The grant date fair value of these awards is recognized as equity-based compensation expense on a straight-line basis over the vesting period.
The fair value of restricted share award grants made during the six months ended June 30, 2018 and 2017 was $19.0 million and $7.2 million, respectively.
The following table presents the equity-based compensation expense recognized:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Equity-based compensation	$3,342	$1,279	$5,538	$2,336
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
The following table summarizes the management fees, equity-based compensation expense and actual forfeiture rates for the AHL Awards:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Management fees	$(1,009)	$74	$(1,887)	$2,138
Equity-based compensation	(1,353)	551	(2,273)	3,455
Actual forfeiture rate	3.6%	—%	3.6%	—%
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
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC:

	For the Six Months Ended June 30, 2018
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs, share options and restricted share awards	$67,581	—%	$—	$67,581
AHL Awards	(2,273)	50.1	(1,139)	(1,134)
Other equity-based compensation awards	8,001	50.1	4,010	3,991
Total equity-based compensation	$73,309		2,871	70,438
Less other equity-based compensation awards(2)			(2,871)	(13,373)
Capital increase related to equity-based compensation			$—	$57,065

	For the Six Months Ended June 30, 2017
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs, share options and restricted share awards	$36,709	—%	$—	$36,709
AHL Awards	3,455	52.1	1,800	1,655
Other equity-based compensation awards	5,683	52.1	2,961	2,722
Total equity-based compensation	$45,847		4,761	41,086
Less other equity-based compensation awards(2)			(4,761)	(5,980)
Capital increase related to equity-based compensation			$—	$35,106

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.

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
During the three and six months ended June 30, 2018 and 2017, the Company issued Class A shares in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of Class A shares issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of Class A shares issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment.
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
The table below summarizes the issuance of Class A shares for equity-based awards:

	For the Six Months Ended June 30,
	2018	2017
Class A shares issued in settlement of vested RSUs and share options exercised(1)	3,192,534	2,931,649
Reduction of Class A shares issued(2)	(1,042,757)	(1,067,648)
Class A shares purchased related to share issuances and forfeitures(3)	(163,165)	(669)
Issuance of Class A shares for equity-based awards	1,986,612	1,863,332

(1)
The gross value of shares issued was $106.6 million and $66.4 million for the six months ended June 30, 2018 and 2017, respectively, based on the closing price of a Class A share at the time of issuance.

(2)	Cash paid for tax liabilities associated with net share settlement was $34.7 million and $24.3 million for the six months ended June 30, 2018 and 2017, respectively.

(3)
Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted Class A shares of AGM that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's 2007 Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase Class A shares on the open market and retire them. During the six months ended June 30, 2018 and 2017, we issued 569,452 and 265,383 of such restricted shares and 69,287 and zero of such RSUs under the 2007 Equity Plan, respectively, and repurchased 720,215 and 265,383 Class A shares in open-market transactions not pursuant to a publicly-announced repurchase plan or program, respectively. In addition, there were 12,402 and 669 restricted shares forfeited during the six months ended June 30, 2018 and 2017, respectively.

Additionally, during the six months ended June 30, 2018, 849,785 Class A shares were repurchased as part of the publicly announced share repurchase program adopted in February 2016. Cash paid for open market share repurchases and cancellations was $28.7 million for the six months ended June 30, 2018. During the six months ended June 30, 2017, there were no open market share repurchases as part of the publicly announced share repurchase program.
Preferred Share Issuance
On March 7, 2017, Apollo issued 11,000,000 6.375% Series A Preferred shares (the “Series A Preferred shares”) for gross proceeds of $275.0 million, or $264.4 million net of issuance costs and on March 19, 2018, Apollo issued 12,000,000 6.375% Series B Preferred shares (the “Series B Preferred shares” and collectively with the Series A Preferred shares, the “Preferred shares”) for gross proceeds of $300.0 million or $289.8 million net of issuance costs. When, as and if declared by the manager of Apollo, distributions on the Preferred shares will be payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2018 for the Series B Preferred shares, at a rate per annum equal to 6.375%. Distributions on the Preferred shares are discretionary and non-cumulative.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Subject to certain exceptions, unless distributions have been declared and paid or declared and set apart for payment on the Preferred shares for a quarterly distribution period, during the remainder of that distribution period Apollo may not declare or pay or set apart payment for distributions on any Class A shares or any other equity securities that the Company may issue in the future ranking as to the payment of distributions, junior to the Preferred shares (“Junior Shares”) and Apollo may not repurchase any Junior Shares. These restrictions are not applicable during the initial distribution period, which is the period from March 19, 2018 to but excluding June 15, 2018 for the Series B Preferred shares.
The Series A Preferred shares and the Series B Preferred shares may be redeemed at Apollo’s option, in whole or in part, at any time on or after March 15, 2022 and March 15, 2023, respectively, at a price of $25.00 per Preferred share, plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions. Holders of the Preferred shares will have no right to require the redemption of the Preferred shares and there is no maturity date.
If a certain change of control event or a certain tax redemption event occurs prior to March 15, 2022 and March 15, 2023 for Series A Preferred shares and the Series B Preferred shares, respectively, the Preferred shares may be redeemed at Apollo’s option, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such change of control event or such tax redemption event, as applicable, at a price of $25.25 per Preferred share, plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions. If a certain rating agency event occurs prior to March 15, 2023, the Series B Preferred shares may be redeemed at Apollo’s option, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such rating agency event, at a price of $25.50 per Series B Preferred share, plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions. If (i) a change of control event occurs (whether before, on or after March 15, 2022 and March 15, 2023 for the Series A Preferred shares and the Series B Preferred shares, respectively) and (ii) Apollo does not give notice prior to the 31st day following the change of control event to redeem all the outstanding Preferred shares, the distribution rate per annum on the Preferred shares will increase by 5.00%, beginning on the 31st day following such change of control event.
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
The table below summarizes the distributions on the Preferred shares:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Series A Preferred Shares total distribution	$4,383	$4,772	$8,766	$4,772
Series B Preferred Shares total distribution	4,569	—	4,569	—
Distributions
The table below presents information regarding the quarterly distributions which were made at the sole discretion of the manager of the Company (in millions, except per share data). Certain subsidiaries of AGM may be subject to U.S. federal, state, local and non-U.S. income taxes at the entity level and may pay taxes and/or make payments under the tax receivable agreement in a given fiscal year; therefore, the net amounts ultimately distributed by AGM to its Class A shareholders in respect of each fiscal year are generally expected to be less than the net amounts distributed to AOG Unitholders.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Distribution Declaration Date	Distribution per Class A Share	Distribution Payment Date	Distribution to Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 3, 2017	$0.45	February 28, 2017	$84.2	$97.0		$181.2	$2.9
April 13, 2017	—	April 13, 2017	—	20.5	(1)	20.5	—
April 28, 2017	0.49	May 31, 2017	94.5	102.9		197.4	3.3
August 2, 2017	0.52	August 31, 2017	100.6	108.8		209.4	3.2
November 1, 2017	0.39	November 30, 2017	75.6	81.6		157.2	2.4
For the year ended December 31, 2017	$1.85		$354.9	$410.8		$765.7	$11.8
February 1, 2018	$0.66	February 28, 2018	$133.0	$133.7		$266.7	$5.4
April 12, 2018	—	April 12, 2018	—	50.5	(1)	50.5	—
May 03, 2018	0.38	May 31, 2018	76.6	77.0		153.6	4.1
For the six months ended June 30, 2018	$1.04		$209.6	$261.2		$470.8	$9.5

(1)
On April 13, 2017 and April 12, 2018, the Company made a $0.10 and $0.25 per AOG Unit pro rata distribution, respectively, to the Non-Controlling Interest holders in the Apollo Operating Group, in connection with taxes and payments made under the tax receivable agreement. See note 13 for more information regarding the tax receivable agreement.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Non-Controlling Interests
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to Non-Controlling Interests in consolidated entities:
Interest in management companies and a co-investment vehicle(1)	$1,714	$760	$3,109	$1,627
Other consolidated entities	7,002	3,775	11,586	6,292
Net income attributable to Non-Controlling Interests in consolidated entities	$8,716	$4,535	$14,695	$7,919

Net income attributable to Non-Controlling Interests in the Apollo Operating Group:
Net income	$143,810	$192,942	$34,462	$547,972
Net income attributable to Non-Controlling Interests in consolidated entities	(8,716)	(4,535)	(14,695)	(7,919)
Net income after Non-Controlling Interests in consolidated entities	135,094	188,407	19,767	540,053
Adjustments:
Income tax provision (benefit)(2)	18,924	(777)	27,504	38,384
NYC UBT and foreign tax benefit(3)	(2,631)	976	(4,187)	(4,419)
Net loss in non-Apollo Operating Group entities	189	—	275	2
Net income attributable to Series A Preferred Shareholders	(4,383)	(4,772)	(8,766)	(4,772)
Net income attributable to Series B Preferred Shareholders	(4,569)	—	(4,569)	—
Total adjustments	7,530	(4,573)	10,257	29,195
Net income after adjustments	142,624	183,834	30,024	569,248
Weighted average ownership percentage of Apollo Operating Group	50.1%	52.6%	50.4%	53.1%
Net income attributable to Non-Controlling Interests in Apollo Operating Group	$71,484	$96,727	$14,419	$303,177

Net Income attributable to Non-Controlling Interests	$80,200	$101,262	$29,114	$311,096
Other comprehensive income (loss) attributable to Non-Controlling Interests	(15,741)	2,314	(11,729)	3,189
Comprehensive Income Attributable to Non-Controlling Interests	$64,459	$103,576	$17,385	$314,285

(1)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of the credit funds managed by Apollo.

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of June 30, 2018	As of December 31, 2017
Due from Related Parties:
Due from credit funds	$155,408	$128,198
Due from private equity funds	18,662	18,120
Due from real assets funds	21,464	20,105
Due from portfolio companies	60,405	37,366
Due from Contributing Partners, employees and former employees	59,305	58,799
Total Due from Related Parties	$315,244	$262,588
Due to Related Parties:
Due to Managing Partners and Contributing Partners	$322,718	$333,379
Due to credit funds	41,982	63,491
Due to private equity funds	46,952	30,848
Due to real assets funds	285	283
Distributions payable to employees	155	12
Total Due to Related Parties	$412,092	$428,013
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
As a result of the exchanges of AOG Units for Class A shares during the six months ended June 30, 2018 and 2017, a $39.6 million and $29.8 million liability was recorded, respectively, to estimate the amount of the future expected payments to be made by APO Corp. to the Managing Partners and Contributing Partners pursuant to the tax receivable agreement.
In April 2018, Apollo made a $50.3 million cash payment pursuant to the tax receivable agreement resulting from the realized tax benefit for the 2017 tax year. Additionally, in connection with this payment, the Company made a corresponding pro rata distribution of $50.5 million ($0.25 per AOG Unit) to the Non-Controlling Interest holders in the Apollo Operating Group. In April 2017, Apollo made a $17.9 million cash payment pursuant to the tax receivable agreement resulting from the realized tax benefit for the 2016 tax year. Additionally, in connection with this payment, the Company made a corresponding pro rata distribution of $20.5 million ($0.10 per AOG Unit) to the Non-Controlling Interest holders in the Apollo Operating Group.
Due from Contributing Partners, Employees and Former Employees
As of June 30, 2018 and December 31, 2017, due from Contributing Partners, Employees and Former Employees includes various amounts due to the Company including employee loans and return of profit sharing distributions. As of June 30, 2018 and December 31, 2017, the balance included interest-bearing employee loans receivable of $15.5 million and $15.3 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The Company recorded a receivable from the Contributing Partners and certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of June 30, 2018 and December 31, 2017 of $35.3 million and $36.4 million, respectively.
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
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions with respect to Fund IV, Fund V and Fund VI, the Company will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. The Company recorded an indemnification liability of $10.0 million and $10.5 million as of June 30, 2018 and December 31, 2017, respectively.
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
There was a general partner obligation to return previously distributed performance allocations related to certain private equity funds of $41.5 million and $30.1 million accrued as of June 30, 2018 and December 31, 2017, respectively. There was a general partner obligation to return previously distributed performance allocations related to certain credit funds of $37.8 million and $56.1 million accrued as of June 30, 2018 and December 31, 2017, respectively.
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

As of June 30, 2018
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
The following table presents the performance allocations earned from AAA Investments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Performance allocations from AAA Investments, net(1)	$(158)	$1,915	$(4,999)	$16,050

(1)	Net of related profit sharing expense.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the revenues earned in aggregate from Athene, Athora and AAA Investments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues earned in aggregate from Athene, Athora and AAA Investments, net(1)(2)	$50,682	$96,979	$88,825	$249,216

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

(2)
Gains (losses) on the market value of the shares of Athene Holding owned directly by Apollo were $(68.1) million and $(0.1) million for the three months ended June 30, 2018 and 2017, respectively, and $(135.0) million and $34.5 million for the six months ended June 30, 2018 and 2017, respectively.

During the six months ended June 30, 2018, the Company received performance allocations of $169.9 million and settled $46.6 million of profit sharing expense in the form of Athene Holding shares. The following table presents performance allocations and profit sharing payable from AAA Investments:

	As of June 30, 2018	As of December 31, 2017
Performance allocations	$1,830	$178,600
Profit sharing payable	502	49,038
The Company’s economic ownership interest in Athene Holding is comprised of the following:

	As of June 30, 2018	(1)	As of December 31, 2017	(1)
Indirect interest in Athene Holding:
Interest in AAA	2.2%		2.2%
Plus: Interest in AAA Investments	0.1%		0.1%
Total Interest in AAA and AAA Investments	2.3%		2.3%
Multiplied by: AAA Investments’ interest in Athene Holding	0.3%		14.0%
Indirect interest in Athene Holding	—%		0.3%

Plus: Direct interest in Athene Holding	10.1%		8.5%
Total interest in Athene Holding	10.1%		8.8%

(1)	Ownership interest percentages are based on approximate share count as of the reporting date.
AAA Investments Credit Agreement
On April 30, 2015, Apollo entered into a revolving credit agreement with AAA Investments (“AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR plus 1.5%. The Company receives an annual commitment fee of 0.125% on the unused portion of the loan. As of June 30, 2018 and December 31, 2017, $6.2 million and $4.5 million, respectively, had been advanced by the Company and remained outstanding on the AAA Investments Credit Agreement. AAA Investments shall pay the aggregate borrowings plus accrued interest at the earlier of (a) the third anniversary of the closing date, or (b) the date that is fifteen months following the initial public offering of shares of Athene Holding Ltd. (the “Maturity Date”). On January 30, 2018, the Company and AAA agreed to extend the maturity date of the AAA Investments Credit Agreement to April 30, 2019.
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

requirements at June 30, 2018. From time to time, this entity is involved in transactions with related parties of Apollo, including portfolio companies of the funds Apollo manages, whereby AGS earns underwriting and transaction fees for its services.
Other Transactions
The Company recognized $3.8 million of other income in the condensed consolidated statements of operations from the assignment of a CLO collateral management agreement to a related party during the six months ended June 30, 2018.
14. COMMITMENTS AND CONTINGENCIES
Investment Commitments—As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of June 30, 2018 and December 31, 2017 of $1.4 billion and $1.7 billion, respectively, of which $696 million and $823 million related to Fund IX as of June 30, 2018 and December 31, 2017, respectively.
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of June 30, 2018, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.
Litigation and Contingencies—Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and lawsuits, reviews, investigations or proceedings by governmental and self-regulatory agencies regarding its business.
Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. CalPERS announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The report of the CalPERS’ Special Review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. Apollo is continuing to cooperate with all such investigations and other reviews. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (“Arvco”) (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’s purchase of securities in various funds managed by Apollo and another asset manager. Apollo is not a party to the civil lawsuit and the lawsuit does not allege any misconduct on the part of Apollo. Likewise, on April 23, 2012, the SEC filed a lawsuit alleging securities fraud on the part of Arvco, as well as Messrs. Buenrostro and Villalobos, in connection with their activities concerning certain CalPERS investments in funds managed by Apollo. This lawsuit also does not allege wrongdoing on the part of Apollo, and alleges that Apollo was defrauded by Arvco, Villalobos, and Buenrostro. On March 14, 2013, the United States Department of Justice unsealed an indictment against Messrs. Villalobos and Buenrostro alleging, among other crimes, fraud in connection with those same activities; again, Apollo is not accused of any wrongdoing and in fact is alleged to have been defrauded by the defendants. The criminal action was set for trial in a San Francisco federal court in July 2014, but was put on hold after Mr. Buenrostro pleaded guilty on July 11, 2014. As part of Mr. Buenrostro’s plea agreement, he admitted to taking cash and other bribes from Mr. Villalobos in exchange for several improprieties, including attempting to influence CalPERS’ investing decisions and improperly preparing disclosure letters to satisfy Apollo’s requirements. There is no suggestion that Apollo was aware that Mr. Buenrostro had signed the letters with a corrupt motive. The government has indicated that they will file new charges against Mr. Villalobos incorporating Mr. Buenrostro’s admissions. On August 7, 2014, the government filed a superseding indictment against Mr. Villalobos asserting additional charges. Trial had been scheduled for February 23, 2015, but Mr. Villalobos passed away on January 13, 2015. Additionally, on April 15, 2013, Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) brought a civil action in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”) against Apollo. The action is related to the ongoing bankruptcy proceedings of the Arvco Debtors. This action alleges that Arvco served as a placement agent for Apollo in connection with several funds associated with Apollo, and seeks to recover purported fees the Arvco Debtors claim Apollo has not paid them for a portion of Arvco’s placement agent services. In addition, the Arvco Debtors allege that Apollo has interfered with the Arvco Debtors’ commercial relationships with third parties, purportedly causing the Arvco Debtors to lose business and to incur fees and expenses in the defense of various investigations and litigations. The Arvco Debtors also seek compensation from Apollo for these alleged lost profits and fees and expenses. The Arvco Debtors’ complaint asserts various theories of recovery under the Bankruptcy Code and common law. Apollo denies the merit of all of the Arvco Debtors’ claims and will vigorously contest them. The Bankruptcy Court had stayed this action pending the result in the criminal case against Mr. Villalobos but lifted the stay on May 1, 2015; in light of Mr. Villalobos’s death, the criminal case was dismissed. On August 25, 2016, Christina Lovato, in her capacity as the Chapter 7 Trustee for the Arvco Debtors, filed an amended

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

complaint. On March 20, 2017, the court granted Apollo’s motion to dismiss the equitable claims asserted in the amended complaint, leaving just two breach of contract claims remaining. On October 20, 2017, Apollo moved for summary judgment as to the trustee’s remaining claims and a counterclaim by Apollo that seeks indemnification for attorneys’ fees and expenses. The court granted summary judgment in favor of Apollo in part, and ordered supplemental briefing on the remaining claims, on May 23, 2018. On August 2, 2018, the court granted summary judgment on the balance of the plaintiff’s claims. No estimate of possible loss, if any, can be made at this time.
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
On March 4, 2016, the Public Employees Retirement System of Mississippi filed a putative securities class action against Sprouts Farmers Market, Inc. (“SFM”), several SFM directors (including Andrew Jhawar, an Apollo partner), AP Sprouts Holdings, LLC and AP Sprouts Holdings (Overseas), L.P. (the “AP Entities”), which are controlled by entities managed by Apollo affiliates, and two underwriters of a March 2015 secondary offering of SFM common stock. The AP Entities sold SFM common stock in the March 2015 secondary offering. The complaint, filed in Arizona Superior Court and captioned Public Employees Retirement System of Mississippi v. Sprouts Farmers Market, Inc. (CV2016-050480), alleges that SFM filed a materially misleading registration statement for the secondary offering that incorporated alleged misrepresentations in SFM’s 2014 annual report regarding SFM’s business prospects, and failed to disclose alleged accelerating produce deflation. Plaintiffs alleged causes of action against the AP Entities for violations of Sections 11 and 15 of the Securities Act of 1933, seeking compensatory damages for alleged losses sustained from a decline in SFM’s stock price. Defendants moved to dismiss the action, and the court dismissed the Section 11 claim against the AP Entities but not the Section 15 claim. Discovery is ongoing. Because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On June 20, 2016 Banca Carige S.p.A. (“Carige”) commenced a lawsuit in the Court of Genoa (Italy) (No. 8965/2016), against its former Chairman, its former Chief Executive Officer, AGM and certain entities (the “Apollo Entities”) organized and owned by investment funds managed by affiliates of AGM. The complaint alleges that AGM and the Apollo Entities (i) aided and abetted breaches of fiduciary duty to Carige allegedly committed by Carige’s former Chairman and former CEO in connection with the sale to the Apollo Entities of Carige subsidiaries engaged in the insurance business; and (ii) took wrongful actions aimed at weakening Banca Carige’s financial condition supposedly to facilitate an eventual acquisition of Carige. The causes of action are based in tort under Italian law. Carige purportedly seeks damages of €450 million in connection with the sale of the insurance businesses and €800 million for other losses. Hearings were held on May 17, 2017, on June 14, 2017, on November 7, 2017 and on January 18, 2018. After the Court’s decision dated December 6, 2017, that the case can be decided without further evidence,

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

the parties filed their final two briefs on March 19, 2018 and April 9, 2018, respectively. Based on the allegations made by the plaintiff during the proceedings, Apollo believes that there is no merit to Carige’s claims. Additionally, although the case appears to be in its final stages, no reasonable estimate of possible loss, if any, can be made at this time.

On December 12, 2016, the CORE Litigation Trust (the “Trust”), which was created under the Chapter 11 reorganization plan for CORE Media and other affiliated entities, including CORE Entertainment, Inc. (“CORE”), approved by the Southern District of New York Bankruptcy Court on September 22, 2016, commenced an action in California Superior Court for Los Angeles County, captioned Core Litigation Trust v. Apollo Global Management, LLC, et al., Case No. BC 643732, which was removed to the United States District Court for the Central District of California on February 3, 2017.  On April 5, 2017, the C.D. Cal. District Court granted Defendants’ motion to transfer the case to the Southern District of New York (“SDNY”) and denied the Trust’s motion to remand the action to California state court, without prejudice to the Trust refiling its remand motion in the SDNY.  On April 20, 2017, the SDNY District Court referred the case to the SDNY Bankruptcy Court.  On July 17, 2017, the SDNY Bankruptcy Court granted the Trust’s motion for mandatory abstention and remanded the case to Los Angeles County Superior Court.  On October 3, 2017, the Los Angeles County Superior Court granted defendants’ motion to stay all proceedings in the California state court action on forum non conveniens grounds in favor of litigating the case in New York state court.  On November 9, 2017, the Trust filed a complaint in the Supreme Court of the State of New York for New York County, commencing an action captioned Core Litigation Trust v. Apollo Global Management, LLC, et al., Index No. 656856/2017.  The complaint names as defendants:  (i) AGM, (ii) Apollo Global Securities, LLC, (iii) other AGM subsidiaries, (iv) the funds managed by Apollo that were the beneficial owners of CORE Media (the “CORE Funds”), (v) certain affiliated-entities through which the CORE Funds owned their beneficial interest in CORE Media, (vi) Twenty-First Century Fox, Inc. (“Fox”) and certain Fox affiliates, (vii) Endemol USA Holding, Inc. (“Endemol”) and certain Endemol-affiliated entities, and (viii) the joint venture through which the CORE Funds and Fox beneficially owned CORE Media and Endemol Shine.  The Trust’s complaint asserts against all defendants claims for inducing the breach of and tortiously interfering with $360 million in loans under the 2011 loan agreements entered into between CORE and certain First and Second Lien Lenders (the “Lenders”), who assigned their loan-agreement claims to the Trust as part of CORE’s Chapter 11 plan of reorganization.  The Trust alleges that defendants’ participation in certain transactions related to CORE, including the December 12, 2014 formation of the joint venture through which the CORE Funds and Fox beneficially owned CORE Media and Endemol Shine, induced CORE to breach the loan agreements and tortiously interfered with CORE’s performance of its obligations under the loan agreements.  The Trust also asserts alter-ego and de-facto-merger claims seeking to hold certain defendants liable for the guarantee provided by CORE Entertainment Holdings, Inc. (CORE’s parent holding company) of CORE's repayment obligations under the loans’ repayment.  The Trust seeks $240 million in compensatory, unspecified punitive damages, pre-judgment interests, and costs and expenses.  On January 16, 2018, defendants filed motions to dismiss the complaint.  The Trust opposed the motions to dismiss on February 16, 2018.  Defendants filed their replies on March 12, 2018.  The court heard oral argument on defendants’ motions on May 17, 2018.  On April 27, 2018, the Trust filed an adversary complaint in the Southern District of New York Bankruptcy Court captioned Core Litigation Trust v. Apollo Global Management, LLC, et al., Case No. 16-11090.  The complaint names as defendants (i) AGM, (ii) certain affiliated-entities through which the CORE Funds owned their beneficial interest in CORE Media, (iii) certain former CORE directors who are current or former employees of AGM subsidiaries (the “Directors”), (iv) CORE Entertainment Holdings (CORE’s direct parent), and (v) the joint venture through which the CORE Funds and Fox beneficially owned CORE Media and Endemol Shine.  The Trust asserts a breach of fiduciary duty claim against the Directors and an aiding-and-abetting claim against AGM for allegedly preventing CORE Media from investing in the joint venture, and a fiduciary-duty breach claim against the Directors and Apollo CORE Holdings, and an aiding-and-abetting claim against all defendants (except the joint venture) for allegedly causing CORE Media to pay $93 million to a former shareholder to satisfy a legal judgment in March 2015.  The Trust further asserts fraudulent-conveyance claims against AGM under bankruptcy and New York law in connection with payment of that judgment.  The Trust seeks unspecified compensatory damages, to avoid and recover the $93 million judgment payment, pre-judgment interest, and costs and fees.  Defendants moved to dismiss the complaint on June 29, 2018.  Apollo believes the claims in each action are without merit.  Because the actions are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On August 3, 2017, a putative class action was commenced in the United States District Court for the Middle District of Florida against AGM, Gareth Turner (an Apollo Partner) and Mark Beith (a former Apollo Principal) by Michael McEvoy on behalf of a class of current and former employees of subsidiaries of CEVA Group, LLC (“CEVA Group”) who purchased restricted Class A shares in CEVA Investment Limited (“CIL”), the former parent company of CEVA Group.  The complaint alleges that the defendants breached fiduciary duties to and defrauded the plaintiffs by inducing them to purchase shares in CIL and subsequently participating in a debt restructuring of CEVA Group in which shareholders of CIL did not receive a recovery.  The complaint purports to seek damages in excess of €14 million.  On October 18, 2017, the bankruptcy trustee for CIL filed a motion in the Bankruptcy Court for the Southern District of New York to prevent McEvoy and his counsel from continuing to prosecute the Florida action on the basis that the relevant claims belong to the CIL bankruptcy estate.  On November 21, 2017, the Florida court

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

granted the parties’ joint motion to stay the case pending resolution of the CIL bankruptcy trustee’s motion to enforce the automatic stay, staying the case until further Order.  On February 9, 2018, the bankruptcy court granted the CIL trustee’s motion to enforce the automatic stay and enjoined further prosecution of the McEvoy Action (the “February 9 Order”).  On February 23, 2018, Mr. McEvoy filed a motion for leave to appeal the February 9 Order.  On May 4, 2018, the District Court for the Southern District of New York denied McEvoy’s appeal of the February 9 Order, but permitted McEvoy to file a motion in the bankruptcy court to clarify the scope of the injunction or to modify the order to permit him to amend the complaint.  On May 24, 2018, McEvoy filed a motion with the bankruptcy court seeking clarification or modification of the February 9 Order, which the CIL Trustee and Mr. Turner opposed.  On June 1, 2018, the Florida court entered an order continuing the stay in the case pending the bankruptcy court’s ruling on McEvoy’s motion for clarification.  The bankruptcy court held a hearing on McEvoy’s motion for clarification on June 28, 2018, at which it directed McEvoy to file a reply and proposed amended complaint.  The reply and proposed amended complaint were filed on July 10, 2018.  The proposed amended complaint no longer asserts claims against Messrs. Turner and Beith but adds Apollo Management VI, L.P. and CEVA Group as proposed defendants.  The proposed amended complaint purports to seek damages of approximately €30 million and asserts, among other things, claims for violations of the Investment Advisors Act of 1940, breach of fiduciary duties, and breach of contract. Based on the allegations in the complaint, Apollo believes that there is no merit to the claims.  Additionally, as the case is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.

Between July 25 and August 15, 2017, plaintiffs filed three purported stockholder class actions in the Nevada state and federal court against ClubCorp Holdings Inc. (“ClubCorp”), the directors of ClubCorp, and AGM, in connection with the proposed acquisition of ClubCorp. The cases in the District Court for Clark County, Nevada were originally captioned Meng v. ClubCorp Holdings, Inc., et al., No. A-17-758912-B (“Meng”); Baum v. Affeldt, et al., No. A-17-759227-C (“Baum”); and Solak v. Affeldt, et al., No. A-17-759987-B (“Solak”). On August 16, 2017, the Meng and Baum actions were consolidated with two other similar actions that did not name AGM as a defendant. The consolidated action is captioned In re ClubCorp Holdings Shareholder Litigation, Case No. A-17-758912-B (“In re ClubCorp”). On September 21, 2017, the Solak action was consolidated into In re ClubCorp. On October 12, 2017, plaintiffs in In re ClubCorp filed a consolidated amended complaint. The complaint purports to assert claims against the directors of ClubCorp for allegedly breaching their fiduciary duties of loyalty, due care, good faith, and candor owed to the plaintiff and the public stockholders of ClubCorp. The complaint includes allegations that the directors, among other things, agreed to a transaction at an unreasonably low price, failed to take the necessary steps to maximize stockholder value, gave preferential severance benefits to certain executives, agreed to preclusive deal protection provisions, and included materially incomplete and misleading information in the proxy statement recommending that stockholders vote in favor of the acquisition. The complaint also purports to assert a claim against AGM for aiding and abetting the directors’ purported breach of fiduciary duty. On November 15, 2017, another plaintiff with separate counsel filed a motion to intervene, attaching a proposed complaint in intervention containing similar allegations but asserting claims only against ClubCorp and its directors, not AGM. On December 19, 2017, a hearing was held in which the motion to intervene was denied. On January 26, 2018, plaintiffs filed a second consolidated amended complaint.  On February 23, 2018, AGM, ClubCorp, and the ClubCorp directors filed motions to dismiss the second consolidated amended complaint. On March 23, 2018, plaintiffs filed a brief in opposition to the motions to dismiss. On April 20, 2018, defendants filed reply briefs in further support of their motions to dismiss.  On May 24, 2018, the court granted AGM’s motion to dismiss and continued the ClubCorp directors’ motion to dismiss pending additional discovery.  On June 21, 2018, the court executed an order dismissing the claims against AGM with prejudice.

On December 21, 2017, Harbinger Capital Partners II, LP, Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Harbinger Capital Partners Special Situations GP, LLC, Harbinger Capital Partners Offshore Manager, L.L.C., Global Opportunities Breakaway Ltd. (in voluntary liquidation), and Credit Distressed Blue Line Master Fund, Ltd. (collectively, “Harbinger”) commenced an action in New York Supreme Court captioned Harbinger Capital Partners II LP et al. v. Apollo Global Management LLC, et al. (No. 657515/2017). The complaint names as defendants (i) AGM, (ii) the funds managed by Apollo that invested in SkyTerra Communications, Inc. (“SkyTerra”) equity before selling their interests to Harbinger under an April 2008 agreement that closed in 2010, and (iii) six former SkyTerra directors, five of whom are current or former Apollo employees.  The complaint alleges that during the period of Harbinger’s various equity and debt investments in SkyTerra, from 2004 to 2010, Defendants concealed from Harbinger material defects in SkyTerra technology that was to be used to create a new mobile wi-fi network.  The complaint alleges that Harbinger would not have made investments in SkyTerra totaling approximately $1.9 billion had it known of the defects, and that the public disclosure of these defects ultimately led to SkyTerra filing for bankruptcy in 2012 (after it had been renamed LightSquared). The complaint asserts claims against (i) all defendants for fraud, civil conspiracy, and negligent misrepresentation, (ii) AGM and the Apollo-managed funds only for breach of fiduciary duty, breach of contract, and unjust enrichment, and (iii) the SkyTerra director defendants only for aiding and abetting breach of fiduciary duty.  The complaint seeks $1.9 billion in damages, as well as punitive damages, interest, costs, and fees. On February 14, 2018, the parties filed a stipulation in the state court to stay the state court action until December 31, 2018.  The Court entered

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

the stay on February 21, 2018.  On February 14, 2018, Defendants moved the United States Bankruptcy Court for the Southern District of New York to reopen the LightSquared bankruptcy proceeding for the limited purpose of enforcing Harbinger’s assignment and release in that bankruptcy of the claims that it asserts in the New York state court action. On February 23, 2018, Apollo filed a Notice of Adjournment on behalf of all parties that adjourned without date the hearing on the motion to reopen, to be rescheduled to a new date and time following the expiration of the state-court stay.  Apollo believes these claims are without merit.  Because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.

On February 9, 2018, plaintiffs Joseph M. Dropp, Mary E. Dropp, Robert Levine, Susan Levine, and Kaarina Pakka filed a complaint in the United States District Court for the District of Nevada against Apollo Management VIII, L.P. (“Management VIII”), AGM and Diamond Resorts International, Inc. (“Diamond”) and several of its affiliates and executives. Plaintiffs, who allege that they bought vacation interest points from Diamond, allege that the points are securities and that defendants violated federal securities laws by selling the points without registering them as securities. Plaintiffs also assert a “control person” claim against Management VIII and AGM. Plaintiffs assert their claims on their own behalf and on behalf of a purported class of Diamond customers who bought vacation interest points over the last three years. They seek injunctive relief prohibiting defendants from continuing to market and sell unregistered securities, the right to rescind their purchases, and unspecified compensatory damages. On April 11, 2018, Defendants filed motions to sever Ms. Pakka's claims from the claims of the other plaintiffs and to transfer those claims to the United States District Court for the District of Hawaii. In regard to the other plaintiffs, Defendants filed motions to compel those plaintiffs to arbitrate their claims; to strike their class action claim and to pursue their arbitration claim individually, rather than jointly; and to dismiss the complaint or, in the alternative, stay it pending arbitration. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

Five substantially similar shareholder class action lawsuits related to the January 19, 2018 IPO of ADT Inc. common stock were filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida in March, April and May 2018.  The actions are entitled Goldstrand Investments Inc. v. ADT Inc., Krebsbach v. ADT Inc., Katz v. ADT Inc., Sweet v. ADT Inc., and Lowinger v. ADT Inc.  Plaintiffs in each case allege the purchase of ADT common stock in or traceable to the IPO or “pursuant to” ADT’s registration statement, assert claims for alleged violations of the Securities Act of 1933 (the “1933 Act”) and seek to represent a class of similarly situated shareholders.  Each of the complaints names ADT Inc. and various ADT officers, directors and IPO underwriters, including Apollo Global Securities, LLC, as defendants.  Plaintiffs allege that the defendants violated the 1933 Act because the registration statement and prospectus used to effectuate the IPO were false and misleading in that they allegedly misled investors with respect to material litigation involving ADT, ADT’s efforts to protect its intellectual property, competitive pressures ADT faced, ADT’s customer acquisition costs, and false-alarm pressures.  On July 10, 2018, the Court entered an order consolidating the cases under the caption In re ADT Inc. Shareholder Litigation and providing that plaintiffs shall file a consolidated complaint by August 24, 2018. On May 21, 2018, a similar shareholder class action lawsuit also related to the January 19, 2018 IPO was filed in the United States District Court for the Southern District of Florida.  The action is entitled Perdomo v. ADT Inc.  On July 20, 2018, several purported ADT shareholders filed competing motions to be named lead plaintiff in that action.  Those motions are pending. Because these actions are in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

On May 3, 2018, Caldera Holdings Ltd, Caldera Life Reinsurance Company, and Caldera Shareholder, L.P. (collectively, “Caldera”) filed a summons with notice in the Supreme Court of the State of New York, New York County, naming as defendants AGM, Apollo Management, L.P., Apollo Advisors VIII, L.P., Apollo Capital Management VIII, LLC, Athene Asset Management, L.P., Athene Holding, Ltd., and Leon Black (collectively, “Defendants” and all but Athene Holding, Ltd., the “Apollo Defendants”). On July 12, 2018, Caldera filed a complaint, Index No. 652175/2018 (the “Complaint”), alleging three causes of action: (1) tortious interference with prospective business relations/prospective economic advantage; (2) defamation/trade disparagement/injurious falsehood; and (3) unfair competition. The Complaint seeks damages of no less than $1.5 billion, as well as exemplary and punitive damages, attorneys’ fees, interest, and an injunction. Defendants’ response to the Complaint is due on August 22, 2018.  The Apollo Defendants believe that the claims contained in the Complaint lack merit and intend to defend the case vigorously. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
Commitments and Contingencies—Apollo leases office space and certain office equipment under various lease and sublease arrangements, which expire on various dates through 2036. As these leases expire, it can be expected that in the normal course of business, they will be renewed or replaced. Certain lease agreements contain renewal options, rent escalation provisions based on certain costs incurred by the landlord or other inducements provided by the landlord. Rent expense is accrued to recognize lease escalation provisions and inducements provided by the landlord, if any, on a straight-line basis over the lease term and renewal periods where applicable. Apollo has entered into various operating lease service agreements in respect of certain assets.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The approximate aggregate minimum future payments required for operating leases are presented below and include the future payments for a lease signed on July 30, 2018:

	Remaining 2018	2019	2020	2021	2022	Thereafter	Total
Aggregate minimum future payments(1)	$18,403	$36,546	$24,400	$31,485	$35,395	$435,506	$581,735

(1)	Includes payments associated with a lease which was signed on July 30, 2018.
Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $10.2 million and $10.1 million for the three months ended June 30, 2018 and 2017, respectively, and $20.0 million and $20.4 million for the six months ended June 30, 2018 and 2017, respectively, and are included in general, administrative and other on the condensed consolidated statements of operations.
Other long-term obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of June 30, 2018, fixed and determinable payments due in connection with these obligations were as follows:

	Remaining 2018	2019	2020	2021	2022	Thereafter	Total
Other long-term obligations	$13,841	$7,172	$2,357	$2,107	$1,497	$1,240	$28,214
Contingent Obligations—Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through June 30, 2018 and that would be reversed approximates $3.5 billion. Management views the possibility of all of the investments becoming worthless as remote. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of June 30, 2018, there were no underwriting commitments outstanding related to such offerings.
Contingent Consideration—In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future performance revenues earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future performance revenue payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the remaining contingent obligation was $82.0 million and $92.6 million as of June 30, 2018 and December 31, 2017, respectively.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present financial data for Apollo’s reportable segments.

	As of and for the Three Months Ended June 30, 2018
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Revenues:
Management fees	$184,587	$122,812	$18,465	$325,864
Advisory and transaction fees, net	2,284	13,294	2	15,580
Performance fees(1):
Unrealized(2)	7,649	13,228	(258)	20,619
Realized	64,797	52,641	2,802	120,240
Total performance fees	72,446	65,869	2,544	140,859
Principal investment income	10,888	11,105	799	22,792
Total Revenues(3)	270,205	213,080	21,810	505,095
Expenses:
Compensation and benefits:
Salary, bonus and benefits	57,894	36,509	10,098	104,501
Equity-based compensation	8,311	6,875	847	16,033
Profit sharing expense:
Unrealized	3,052	6,380	(307)	9,125
Realized	37,106	31,644	1,060	69,810
Equity-based(4)	2,072	15,483	290	17,845
Total profit sharing expense	42,230	53,507	1,043	96,780
Total compensation and benefits	108,435	96,891	11,988	217,314
Non-compensation expenses:
General, administrative and other	33,626	15,740	6,310	55,676
Placement fees	279	32	—	311
Total non-compensation expenses	33,905	15,772	6,310	55,987
Total Expenses(3)	142,340	112,663	18,298	273,301
Other Loss:
Net gains (losses) from investment activities	(47,432)	(20,137)	4	(67,565)
Net interest loss	(5,382)	(3,857)	(1,097)	(10,336)
Other loss, net	(2,319)	(2,398)	(699)	(5,416)
Total Other Loss(3)	(55,133)	(26,392)	(1,792)	(83,317)
Non-Controlling Interests	(1,364)	—	—	(1,364)
Economic Income(3)	$71,368	$74,025	$1,720	$147,113
Total Assets(3)	$2,648,979	$2,568,187	$206,413	$5,423,579

(1)	Performance fees includes performance allocations and incentive fees.

(2)
Included in unrealized performance fees for the three months ended June 30, 2018 was a reversal of previously realized performance fees due to the general partner obligation to return previously distributed performance fees.

(3)
Refer below for a reconciliation of total revenues, total expenses, other income and total assets for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses, total consolidated other income (loss) and total assets.

(4)	Relates to amortization of restricted share awards granted under certain profit sharing arrangements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended June 30, 2017
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Revenues:
Management fees	$169,856	$77,275	$19,777	$266,908
Advisory and transaction fees, net	3,709	19,302	618	23,629
Performance fees(1):
Unrealized(2)	26,921	(98,372)	926	(70,525)
Realized	57,119	136,497	5,175	198,791
Total performance fees	84,040	38,125	6,101	128,266
Principal investment income	5,856	10,348	1,015	17,219
Total Revenues(3)	263,461	145,050	27,511	436,022
Expenses:
Compensation and benefits:
Salary, bonus and benefits	59,244	30,294	9,022	98,560
Equity-based compensation	9,228	7,704	634	17,566
Profit sharing expense:
Unrealized	12,927	(34,983)	(70)	(22,126)
Realized	23,080	53,137	2,866	79,083
Equity-based(4)	582	462	—	1,044
Total profit sharing expense	36,589	18,616	2,796	58,001
Total compensation and benefits	105,061	56,614	12,452	174,127
Non-compensation expenses:
General, administrative and other	31,760	16,617	5,297	53,674
Placement fees	3,918	1,341	—	5,259
Total non-compensation expenses	35,678	17,958	5,297	58,933
Total Expenses(3)	140,739	74,572	17,749	233,060
Other Loss:
Net losses from investment activities	(299)	(100)	—	(399)
Net interest loss	(6,484)	(4,336)	(1,247)	(12,067)
Other income (loss), net	(241)	781	240	780
Total Other Loss(3)	(7,024)	(3,655)	(1,007)	(11,686)
Non-Controlling Interests	(559)	—	—	(559)
Economic Income(3)	$115,139	$66,823	$8,755	$190,717

(1)	Performance fees includes performance allocations and incentive fees.

(2)
Included in unrealized performance fees for the three months ended June 30, 2017 was a reversal of previously realized performance fees due to the general partner obligation to return previously distributed performance fees.

(3)
Refer below for a reconciliation of total revenues, total expenses and other income for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income (loss).

(4)	Relates to amortization of equity-based awards granted under certain profit sharing arrangements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments.

	For the Three Months Ended June 30,
	2018	2017
Total Consolidated Revenues	$523,316	$449,708
Equity awards granted by unconsolidated related parties and reimbursable expenses(1)	(20,200)	(15,179)
Adjustments related to consolidated funds and VIEs(1)	1,979	1,493
Total Reportable Segments Revenues	$505,095	$436,022

(1)
Represents advisory fees, management fees and performance fees earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments

	For the Three Months Ended June 30,
	2018	2017
Total Consolidated Expenses	$301,394	$264,526
Equity awards granted by unconsolidated related parties and reimbursable expenses(1)	(19,836)	(15,179)
Transaction-related compensation charges(1)	7,854	(1,549)
Reclassification of interest expenses	(15,162)	(13,195)
Amortization of transaction-related intangibles(1)	(949)	(1,543)
Total Reportable Segments Expenses	$273,301	$233,060

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

The following table reconciles total consolidated other income (loss) to total other loss for Apollo’s reportable segments.

	For the Three Months Ended June 30,
	2018	2017
Total Consolidated Other Income (Loss)	$(59,188)	$6,983
Reclassification of interest expense	(15,162)	(13,195)
Adjustments related to consolidated funds and VIEs(1)	(8,967)	(5,474)
Total Reportable Segments Other Loss	$(83,317)	$(11,686)

(1)	Represents the addition of other income of consolidated funds and VIEs.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Economic Income.

	For the Three Months Ended June 30,
	2018	2017
Income before income tax provision	$162,734	$192,165
Adjustments:
Net income attributable to Non-Controlling Interests in consolidated entities	(8,716)	(4,535)
Transaction-related charges, net(1)	(6,905)	3,087
Total consolidation adjustments and other	(15,621)	(1,448)
Economic Income	$147,113	$190,717

(1)	Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present financial data for Apollo’s reportable segments.

	As of and for the Six Months Ended June 30, 2018
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Revenues:
Management fees	$367,657	$193,972	$36,438	$598,067
Advisory and transaction fees, net	4,632	23,892	50	28,574
Performance fees(1):
Unrealized(2)	35,360	(432,240)	(2,923)	(399,803)
Realized	79,854	331,916	5,928	417,698
Total performance fees	115,214	(100,324)	3,005	17,895
Principal investment income (loss)	16,297	(6,426)	317	10,188
Total Revenues(3)	503,800	111,114	39,810	654,724
Expenses:
Compensation and benefits:
Salary, bonus and benefits	118,968	71,530	20,534	211,032
Equity-based compensation	18,038	13,647	1,706	33,391
Profit sharing expense:
Unrealized	18,765	(131,253)	(1,398)	(113,886)
Realized	43,708	133,726	2,646	180,080
Equity-based(4)	3,863	28,084	539	32,486
Total profit sharing expense	66,336	30,557	1,787	98,680
Total compensation and benefits	203,342	115,734	24,027	343,103
Non-compensation expenses:
General, administrative and other	66,761	30,838	12,452	110,051
Placement fees	555	83	—	638
Total non-compensation expenses	67,316	30,921	12,452	110,689
Total Expenses(3)	270,658	146,655	36,479	453,792
Other Loss:
Net gains (losses) from investment activities	(102,699)	(32,014)	11	(134,702)
Net interest loss	(10,353)	(7,784)	(2,140)	(20,277)
Other income (loss), net	1,627	(2,147)	(636)	(1,156)
Total Other Loss(3)	(111,425)	(41,945)	(2,765)	(156,135)
Non-Controlling Interests	(2,579)	—	—	(2,579)
Economic Income (Loss)(3)	$119,138	$(77,486)	$566	$42,218
Total Assets(3)	$2,648,979	$2,568,187	$206,413	$5,423,579

(1)	Performance fees includes performance allocations and incentive fees.

(2)
Included in unrealized performance fees for the six months ended June 30, 2018 was a reversal of previously realized performance fees due to the general partner obligation to return previously distributed performance fees.

(3)
Refer below for a reconciliation of total revenues, total expenses, other income and total assets for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses, total consolidated other income (loss) and total assets.

(4)	Relates to amortization of equity-based awards granted under certain profit sharing arrangements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Six Months Ended June 30, 2017
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Revenues:
Management fees	$328,198	$154,673	$36,090	$518,961
Advisory and transaction fees, net	6,265	31,074	1,357	38,696
Performance fees(1):
Unrealized(2)	33,243	65,247	3,530	102,020
Realized	88,055	291,958	5,239	385,252
Total performance fees	121,298	357,205	8,769	487,272
Principal investment income	12,339	42,076	2,018	56,433
Total Revenues(3)	468,100	585,028	48,234	1,101,362
Expenses:
Compensation and benefits:
Salary, bonus and benefits	114,126	61,763	17,392	193,281
Equity-based compensation	18,330	14,799	1,182	34,311
Profit sharing expense:
Unrealized	15,142	20,033	1,964	37,139
Realized	36,525	128,389	2,892	167,806
Equity-based	869	462	—	1,331
Total profit sharing expense	52,536	148,884	4,856	206,276
Total compensation and benefits	184,992	225,446	23,430	433,868
Non-compensation expenses:
General, administrative and other	63,850	33,977	9,779	107,606
Placement fees	5,688	1,475	—	7,163
Total non-compensation expenses	69,538	35,452	9,779	114,769
Total Expenses(3)	254,530	260,898	33,209	548,637
Other Income (Loss):
Net gains from investment activities	30,795	3,296	—	34,091
Net interest loss	(13,006)	(8,578)	(2,471)	(24,055)
Other income, net	570	18,571	303	19,444
Total Other Income (Loss)(3)	18,359	13,289	(2,168)	29,480
Non-Controlling Interests	(1,493)	—	—	(1,493)
Economic Income(3)	$230,436	$337,419	$12,857	$580,712

(1)	Performance fees includes performance allocations and incentive fees.

(2)
Included in unrealized performance fees for the six months ended June 30, 2017 was a reversal of previously realized performance fees due to the general partner obligation to return previously distributed performance fees.

(3)
Refer below for a reconciliation of total revenues, total expenses and other income for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income (loss).

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments:

	For the Six Months Ended June 30,
	2018	2017
Total Consolidated Revenues	$690,219	$1,131,812
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(39,113)	(33,402)
Adjustments related to consolidated funds and VIEs(1)	3,618	2,952
Total Reportable Segments Revenues	$654,724	$1,101,362

(1)
Represents advisory fees, management fees and performance fees earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments:

	For the Six Months Ended June 30,
	2018	2017
Total Consolidated Expenses	$516,269	$610,514
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(38,571)	(33,402)
Transaction-related compensation charges(1)	6,962	1,134
Reclassification of interest expenses	(28,959)	(26,194)
Amortization of transaction-related intangibles(1)	(1,909)	(3,415)
Total Reportable Segments Expenses	$453,792	$548,637

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

The following table reconciles total consolidated other income (loss) to total other income (loss) for Apollo’s reportable segments:

	For the Six Months Ended June 30,
	2018	2017
Total Consolidated Other Income (Loss)	$(111,984)	$65,058
Reclassification of interest expense	(28,959)	(26,194)
Adjustments related to consolidated funds and VIEs(1)	(15,192)	(9,384)
Total Reportable Segments Other Income (Loss)	$(156,135)	$29,480

(1)	Represents the addition of other income of consolidated funds and VIEs.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Economic Income:

	For the Six Months Ended June 30,
	2018	2017
Income before income tax provision	$61,966	$586,356
Adjustments:
Transaction-related charges(1)	(5,053)	2,275
Net income attributable to Non-Controlling Interests in consolidated entities and appropriated partners’ capital	(14,695)	(7,919)
Total consolidation adjustments and other	(19,748)	(5,644)
Economic Income	$42,218	$580,712

(1)	Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions.
The following table presents the reconciliation of Apollo’s total reportable segment assets to total assets:

	As of June 30, 2018	As of December 31, 2017
Total reportable segment assets	$5,423,579	$5,740,943
Adjustments(1)	1,215,434	1,250,127
Total assets	$6,639,013	$6,991,070

(1)	Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.
16. SUBSEQUENT EVENTS
On August 2, 2018, the Company declared a cash distribution of $0.43 per Class A share, which will be paid on August 31, 2018 to holders of record on August 17, 2018.
On August 2, 2018, the Company declared a cash distribution of $0.398438 per Series A Preferred share and Series B Preferred share which will be paid on September 17, 2018 to holders of record on September 1, 2018.
On July 11, 2018, AMH as borrower (the “Borrower”) entered into a new credit agreement (the “2018 AMH Credit Facility”) with the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent for the lenders. The 2018 AMH Credit Facility replaces the Revolver Facility (see note 9) and provides for a $750 million revolving credit facility to the Borrower with a final maturity date of July 11, 2023. In addition, the Borrower may incur incremental facilities in respect of the 2018 AMH Credit Facility in an aggregate amount not to exceed $250 million plus additional amounts so long as the Borrower is in compliance with a maximum net leverage ratio.
As of July 11, 2018, the 2018 AMH Credit Facility was undrawn. The interest rate on the 2018 AMH Credit Facility as of the closing date was based on adjusted LIBOR and the applicable margin was 1.00%. The undrawn revolving commitment fee was 0.09% as of the closing date. Borrowings under the 2018 AMH Credit Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. The 2013 AMH Credit Facilities and all related loan documents were terminated as of July 11, 2018.
On July 30, 2018, the Company entered into an agreement to lease office space at 9 West 57th Street, New York, New York. The term of the lease extends through 2036. See note 14 for information regarding aggregate minimum future payments.

ITEM 1A.     UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS
OF FINANCIAL CONDITION
APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of June 30, 2018
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$1,093,120	$5	$—	$1,093,125
Restricted cash	3,859	—	—	3,859
U.S. Treasury securities, at fair value	—	—	—	—
Investments	3,309,723	694	(79,829)	3,230,588
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	58,983	—	58,983
Investments, at fair value	—	1,183,085	(314)	1,182,771
Other assets	—	57,246	—	57,246
Incentive fees receivable	17,496	—	—	17,496
Due from related parties	319,380	—	(4,136)	315,244
Deferred tax assets, net	364,061	—	—	364,061
Other assets	209,782	—	(300)	209,482
Goodwill	88,852	—	—	88,852
Intangible assets, net	17,306	—	—	17,306
Total Assets	$5,423,579	$1,300,013	$(84,579)	$6,639,013
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$74,466	$—	$—	$74,466
Accrued compensation and benefits	110,311	—	—	110,311
Deferred revenue	109,182	—	—	109,182
Due to related parties	412,092	—	—	412,092
Profit sharing payable	659,907	—	—	659,907
Debt	1,357,640	—	—	1,357,640
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	925,807	(45,592)	880,215
Other liabilities	—	74,012	(300)	73,712
Due to related parties	—	1,401	(1,401)	—
Other liabilities	139,511	—	—	139,511
Total Liabilities	2,863,109	1,001,220	(47,293)	3,817,036

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Series A Preferred shares	264,398	—	—	264,398
Series B Preferred shares	289,815	—	—	289,815
Additional paid in capital	1,429,307	—	—	1,429,307
Accumulated deficit	(430,335)	8,418	(8,418)	(430,335)
Accumulated other comprehensive loss	(2,967)	(1,829)	1,666	(3,130)
Total Apollo Global Management, LLC shareholders’ equity	1,550,218	6,589	(6,752)	1,550,055
Non-Controlling Interests in consolidated entities	7,492	292,204	(30,534)	269,162
Non-Controlling Interests in Apollo Operating Group	1,002,760	—	—	1,002,760
Total Shareholders’ Equity	2,560,470	298,793	(37,286)	2,821,977
Total Liabilities and Shareholders’ Equity	$5,423,579	$1,300,013	$(84,579)	$6,639,013

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of December 31, 2017
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$751,252	$21	$—	$751,273
Restricted cash	3,875	—	—	3,875
U.S. Treasury securities, at fair value	364,649	—	—	364,649
Investments	3,637,042	854	(78,062)	3,559,834
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	92,912	—	92,912
Investments, at fair value	—	1,196,512	(322)	1,196,190
Other assets	—	39,484	—	39,484
Incentive fees receivable	43,176	—	—	43,176
Due from related parties	263,572	—	(984)	262,588
Deferred tax assets	337,638	—	—	337,638
Other assets	232,045	5	(293)	231,757
Goodwill	88,852	—	—	88,852
Intangible assets, net	18,842	—	—	18,842
Total Assets	$5,740,943	$1,329,788	$(79,661)	$6,991,070
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$68,873	$—	$—	$68,873
Accrued compensation and benefits	62,474	—	—	62,474
Deferred revenue	128,146	—	—	128,146
Due to related parties	428,013	—	—	428,013
Profit sharing payable	752,276	—	—	752,276
Debt	1,362,402	—	—	1,362,402
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	1,049,235	(47,172)	1,002,063
Other liabilities	—	115,951	(293)	115,658
Due to related parties	—	2,719	(2,719)	—
Other liabilities	173,369	—	—	173,369
Total Liabilities	2,975,553	1,167,905	(50,184)	4,093,274

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Series A Preferred shares	264,398	—	—	264,398
Additional paid in capital	1,579,797	—	—	1,579,797
Accumulated deficit	(379,461)	9,037	(9,036)	(379,460)
Accumulated other comprehensive loss	(1,878)	(381)	450	(1,809)
Total Apollo Global Management, LLC shareholders’ equity	1,462,856	8,656	(8,586)	1,462,926
Non-Controlling Interests in consolidated entities	7,750	153,227	(20,891)	140,086
Non-Controlling Interests in Apollo Operating Group	1,294,784	—	—	1,294,784
Total Shareholders’ Equity	2,765,390	161,883	(29,477)	2,897,796
Total Liabilities and Shareholders’ Equity	$5,740,943	$1,329,788	$(79,661)	$6,991,070

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in credit, private equity and real assets with significant distressed expertise and a flexible mandate in the majority of our funds which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 32 years and lead a team of 1,052 employees, including 382 investment professionals, as of June 30, 2018.
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
As of June 30, 2018, we had total AUM of $269.5 billion across all of our businesses. More than 90% of our total AUM was in funds with a contractual life at inception of seven years or more, and 46% of such AUM was in permanent capital vehicles. For our credit segment, total gross and net returns, excluding Athene and Athora assets that are managed or advised by Apollo but not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo, were 1.3% and 1.0%, respectively, for the three months ended June 30, 2018 and 2.6% and 2.1%, respectively, for the six months ended June 30, 2018.
As of December 31, 2017, Fund IX held its final closing, raising a total of $23.5 billion in third-party capital and approximately $1.2 billion of additional capital from Apollo and affiliated investors for total commitments of $24.7 billion. On December 31, 2013, Fund VIII held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of June 30, 2018, Fund VIII had $4.2 billion of uncalled commitments remaining. Additionally, Fund VII held a final closing in December 2008, raising a total of $14.7 billion, and as of June 30, 2018, Fund VII had $2.1 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through June 30, 2018. Apollo’s private equity fund appreciation (depreciation) was 1.7% and (1.1)% for the three and six months ended June 30, 2018, respectively.
For our real assets segment, total combined gross and net returns for AGRE U.S. Real Estate Fund, L.P. (“U.S. RE Fund I”) and Apollo U.S. RE Fund II, L.P. (“U.S. RE Fund II”) including co-investment capital were 3.7% and 3.2%, respectively, for the three months ended June 30, 2018 and 5.7% and 4.9%, respectively, for the six months ended June 30, 2018.
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
49.9% of the LP units of certain Apollo Operating Group Entities
49.9% of the LP units of certain Apollo Operating Group Entities
49.9% of the LP units of certain Apollo Operating Group Entities
49.9% of the LP units of certain Apollo Operating Group Entities
Apollo Operating Group

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of August 3, 2018.

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
In the U.S., the S&P 500 Index increased by 2.9% in the second quarter of 2018, following a decrease of 1.2% in the first quarter of 2018. Outside the U.S., global equity markets declined during the second quarter of 2018. The MSCI All Country World ex USA Index decreased 0.6% in the second quarter of 2018 following a decrease of 1.7% in the first quarter of 2018.
Conditions in the credit markets also have a significant impact on our business. Credit markets were positive in the second quarter of 2018, with the BofAML HY Master II Index increasing 1.0% while the S&P/LSTA Leveraged Loan Index increased 0.7%. Benchmark interest rates finished the quarter higher from where they were at the end of the first quarter of 2018, as the Federal Reserve raised the target rate 0.25% in the quarter, the seventh rate hike since December 2015, and indicated that two more increases are likely in the second half of 2018. The U.S. 10-year Treasury yield rose slightly to finish the quarter at 2.9%.
Foreign exchange rates can materially impact the valuations of our investments that are denominated in currencies other than the U.S. dollar. Relative to the U.S. dollar, the Euro depreciated 5.2% in the second quarter of 2018, after appreciating 2.7% in the first quarter of 2018, while the British pound depreciated by 5.8% in the second quarter of 2018, after appreciating by 3.7% in the first quarter of 2018. Commodities generally appreciated in the second quarter of 2018, with crude oil, wheat, natural gas, and sugar increasing, while gold and copper depreciated. The price of crude oil increased 14.2% during the second quarter, continuing to rise for the fourth consecutive quarter.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 4.1% in the second quarter of 2018, higher than the 2.2% growth experienced in the first quarter of 2018. As of July 2018, The International Monetary Fund estimated that the U.S. economy will expand by 2.9% in 2018 and 2.7% in 2019. Additionally, the U.S. unemployment rate stood at 4.0% as of June 30, 2018, up slightly from 3.8% in May, which was the lowest level recorded since 2000.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its fund investors by focusing on opportunities that management believes are often overlooked by other investors. As such, Apollo’s global integrated investment platform deployed $5.1 billion and $16.9 billion of capital through the funds it manages during the three and twelve months ended June 30, 2018, respectively. We believe Apollo’s expertise in credit and its focus on nine core industry sectors, combined with more than 28 years of investment experience, has allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors include chemicals, manufacturing and industrial, natural resources, consumer and retail, consumer services, business services, financial services, leisure, and media/

telecom/technology. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods.
In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities, such as continuing to grow the assets of our permanent capital vehicles. As such, Apollo had $27.5 billion and $47.9 billion of capital inflows during the three and twelve months ended June 30, 2018, respectively. While Apollo continues to attract capital inflows, it also continues to generate realizations for fund investors. Apollo returned $2.9 billion and $13.3 billion of capital and realized gains to the investors in the funds it manages during the three and twelve months ended June 30, 2018, respectively.
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
Assets Under Management
The tables below present Fee-Generating and Non-Fee-Generating AUM by segment:

	As of June 30, 2018
	Credit	Private Equity	Real Assets	Total
	(in millions)
Fee-Generating	$147,511	$44,449	$10,275	$202,235
Non-Fee-Generating	35,915	27,282	4,020	67,217
Total Assets Under Management	$183,426	$71,731	$14,295	$269,452

	As of June 30, 2017
	Credit	Private Equity	Real Assets	Total
	(in millions)
Fee-Generating	$121,271	$30,011	$9,672	$160,954
Non-Fee-Generating	29,762	37,787	3,337	70,886
Total Assets Under Management	$151,033	$67,798	$13,009	$231,840

	As of December 31, 2017
	Credit	Private Equity	Real Assets	Total
	(in millions)
Fee-Generating	$130,150	$29,792	$9,023	$168,965
Non-Fee-Generating	33,963	42,640	3,360	79,963
Total Assets Under Management	$164,113	$72,432	$12,383	$248,928
The table below presents AUM with Future Management Fee Potential, which is a component of Non-Fee-Generating AUM, for each of Apollo’s three segments.

	As of June 30, 2018	As of June 30, 2017	As of December 31, 2017
	(in millions)
Credit	$10,121	$9,184	$10,057
Private Equity	7,776	25,541	$25,912
Real Assets	846	877	464
Total AUM with Future Management Fee Potential	$18,743	$35,602	$36,433
The following tables present the components of Performance Fee-Eligible AUM for each of Apollo’s three segments:

	As of June 30, 2018
	Credit(1)	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM	$30,043	$25,371	$568	$55,982
AUM Not Currently Generating Performance Fees	15,179	1,641	431	17,251
Uninvested Performance Fee-Eligible AUM	12,207	33,538	1,345	47,090
Total Performance Fee-Eligible AUM	$57,429	$60,550	$2,344	$120,323

	As of June 30, 2017
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM	$27,839	$23,141	$797	$51,777
AUM Not Currently Generating Performance Fees	13,751	456	414	14,621
Uninvested Performance Fee-Eligible AUM	9,988	34,731	1,277	45,996
Total Performance Fee-Eligible AUM	$51,578	$58,328	$2,488	$112,394

	As of December 31, 2017
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM	$25,814	$26,775	$694	$53,283
AUM Not Currently Generating Performance Fees	17,901	494	437	18,832
Uninvested Performance Fee-Eligible AUM	11,607	33,412	923	45,942
Total Performance Fee-Eligible AUM	$55,322	$60,681	$2,054	$118,057

(1)
As of June 30, 2018, $2.5 billion of the performance-fee generating AUM is currently above its hurdle rate or preferred return, but in accordance with the adoption of the revenue recognition standard effective January 1, 2018, recognition of performance fees associated with such performance-fee generating AUM has been deferred to future periods when the fees are probable to not be significantly reversed.

The following table presents AUM Not Currently Generating Performance Fees for funds that have commenced investing capital for more than 24 months as of June 30, 2018 and the corresponding appreciation required to reach the preferred return or high watermark in order to generate performance fees:

Category / Fund	Invested AUM Not Currently Generating Performance Fees	Investment Period Active > 24 Months	Appreciation Required to Achieve Performance Fees(1)
	(in millions)
Credit:
Drawdown	$3,236	$2,627	49%
Liquid/Performing	11,538	8,709	< 250bps
		198	250-500bps
		372	> 500bps
Athora Non-Sub-Advised	405	—	< 250bps
Total Credit	15,179	11,906	12%
Private Equity:
ANRP I	559	559	6%
Other PE	1,082	826	14%
Total Private Equity	1,641	1,385	11%
Real Assets:
Total Real Assets	431	258	> 250bps
Total	$17,251	$13,549

(1)
All investors in a given fund are considered in aggregate when calculating the appreciation required to achieve performance fees presented above. Appreciation required to achieve performance fees may vary by individual investor.

The components of Fee-Generating AUM by segment are presented below:

	As of June 30, 2018
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$8,070	$27,805		$784	$36,659
Fee-Generating AUM based on invested capital	5,135	15,833		4,761	25,729
Fee-Generating AUM based on gross/adjusted assets	115,368	806		4,664	120,838
Fee-Generating AUM based on NAV	18,938	5		66	19,009
Total Fee-Generating AUM	$147,511	$44,449	(1)	$10,275	$202,235

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at June 30, 2018 was 84 months.

	As of June 30, 2017
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$6,805	$21,803		$784	$29,392
Fee-Generating AUM based on invested capital	6,925	7,372		4,958	19,255
Fee-Generating AUM based on gross/adjusted assets	92,125	836		3,838	96,799
Fee-Generating AUM based on NAV	15,416	—		92	15,508
Total Fee-Generating AUM	$121,271	$30,011	(1)	$9,672	$160,954

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at June 30, 2017 was 62 months.

	As of December 31, 2017
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$8,771	$21,803		$784	$31,358
Fee-Generating AUM based on invested capital	6,186	7,197		4,535	17,918
Fee-Generating AUM based on gross/adjusted assets	97,514	792		3,658	101,964
Fee-Generating AUM based on NAV	17,679	—		46	17,725
Total Fee-Generating AUM	$130,150	$29,792	(1)	$9,023	$168,965

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2017 was 57 months.
The following table presents total AUM and Fee-Generating AUM amounts for our credit segment by category type:

	Total AUM			Fee-Generating AUM
	As of June 30,		As of December 31,	As of June 30,		As of December 31,
	2018	2017	2017	2018	2017	2017
	(in millions)
Liquid/Performing	$47,701	$39,613	$43,306	$36,425	$35,030	$36,863
Drawdown	26,838	25,646	28,468	15,162	15,291	16,778
MidCap, AINV, AFT, AIF	13,916	12,657	13,428	13,368	11,873	12,623
Athene Non-Sub-Advised(1)	78,523	54,921	59,670	78,523	54,921	59,670
Athora Non-Sub-Advised(1)	6,340	6,641	6,719	4,033	4,156	4,216
Advisory	10,108	11,555	12,522	—	—	—
Total	$183,426	$151,033	$164,113	$147,511	$121,271	$130,150

(1)
The Company refers to the portion of the AUM related to Athora that is not sub-advised by Apollo or invested in funds and or investment vehicles managed by Apollo as “Athora Non-Sub-Advised” AUM. Athene Non-Sub-Advised AUM and Athora Non-Sub-Advised AUM reflects total combined AUM of $105.5 billion less $20.6 billion of assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo included within other asset categories.

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
The following table presents the Athene and Athora assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo:

	Total AUM
	As of June 30,		As of December 31,
	2018	2017	2017
	(in millions)
Credit
Liquid/Performing	$12,249	$10,280	$10,986
Drawdown	1,247	1,056	1,327
Total Credit	13,496	11,336	12,313
Private Equity	984	1,202	1,121
Real Assets
Real Estate Debt	5,005	4,536	4,509
Real Estate Equity	1,116	428	488
Total Real Assets	6,121	4,964	4,997
Total	$20,601	$17,502	$18,431
Athene and Athora Non-Sub-Advised AUM
The Company refers to the portion of the AUM in the Athene North American Accounts that is not Athene Sub-Advised AUM as “Athene Non-Sub-Advised” AUM. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub-Advised” AUM.
The following table presents the AUM for Athene and Athora:

	As of June 30, 2018
	Sub-Advised AUM(1)	Non-Sub-Advised AUM	Total AUM
	(in millions)
Athene	$18,783	$78,523	$97,306
Athora	1,818	6,340	8,158
Total	$20,601	$84,863	$105,464

(1)	Of the total $20.6 billion Athene Sub-Advised AUM and Athora Sub-Advised AUM as of June 30, 2018, $3.2 billion was Athene Assets Directly Invested.

The following table presents total AUM and Fee-Generating AUM amounts for our private equity segment:

	Total AUM			Fee-Generating AUM
	As of June 30,		As of December 31,	As of June 30,		As of December 31,
	2018	2017	2017	2018	2017	2017
	(in millions)
Traditional Private Equity Funds	$55,120	$55,163	$57,250	$38,308	$23,842	$23,580
Natural Resources	4,177	4,737	4,709	3,987	4,042	4,058
Other(1)	12,434	7,898	10,473	2,154	2,127	2,154
Total	$71,731	$67,798	$72,432	$44,449	$30,011	$29,792

(1)	Includes co-investments contributed to Athene by AAA through its investment in AAA Investments as discussed in note 13 of the condensed consolidated financial statements.
The following table presents total AUM and Fee-Generating AUM amounts for our real assets segment:

	Total AUM			Fee-Generating AUM
	As of June 30,		As of December 31,	As of June 30,		As of December 31,
	2018	2017	2017	2018	2017	2017
	(in millions)
Debt	$11,012	$9,677	$9,965	$8,199	$7,837	$7,451
Equity	3,283	3,332	2,418	2,076	1,835	1,572
Total	$14,295	$13,009	$12,383	$10,275	$9,672	$9,023
The following tables summarize changes in total AUM for each of Apollo’s three segments:

	For the Three Months Ended June 30,
	2018				2017
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total

Change in Total AUM(1):
Beginning of Period	$165,265	$68,949	$13,202	$247,416	$140,932	$44,573	$11,961	$197,466
Inflows	23,279	2,903	1,302	27,484	10,289	23,771	1,650	35,710
Outflows(2)	(2,313)	—	—	(2,313)	(2,089)	(3)	(302)	(2,394)
Net Flows	20,966	2,903	1,302	25,171	8,200	23,768	1,348	33,316
Realizations	(1,714)	(883)	(297)	(2,894)	(779)	(1,361)	(516)	(2,656)
Market Activity(3)(4)	(1,091)	762	88	(241)	2,680	818	216	3,714
End of Period	$183,426	$71,731	$14,295	$269,452	$151,033	$67,798	$13,009	$231,840

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

(2)	Outflows for Total AUM include redemptions of $148.6 million and $121.9 million during the three months ended June 30, 2018 and 2017, respectively.

(3)	Includes foreign exchange impacts of $(1.7) billion, $(77.8) million and $(30.7) million for credit, private equity and real assets, respectively, during the three months ended June 30, 2018.

(4)	Includes foreign exchange impacts of $1.6 billion, $83.4 million and $62.0 million for credit, private equity and real assets, respectively, during the three months ended June 30, 2017.

	For the Six Months Ended June 30,
	2018				2017
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$164,113	$72,432	$12,383	$248,928	$136,607	$43,628	$11,453	$191,688
Inflows	26,574	3,364	2,419	32,357	14,674	24,069	2,280	41,023
Outflows(2)	(3,882)	(180)	—	(4,062)	(2,787)	(74)	(302)	(3,163)
Net Flows	22,692	3,184	2,419	28,295	11,887	23,995	1,978	37,860
Realizations	(3,858)	(2,396)	(709)	(6,963)	(1,144)	(2,411)	(779)	(4,334)
Market Activity(3)	479	(1,489)	202	(808)	3,683	2,586	357	6,626
End of Period	$183,426	$71,731	$14,295	$269,452	$151,033	$67,798	$13,009	$231,840

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

(2)	Outflows for Total AUM include redemptions of $332.8 million and $419.7 million during the six months ended June 30, 2018 and 2017, respectively.

(3)
Includes foreign exchange impacts of $(799.5) million, $(33.4) million and $(6.8) million for credit, private equity and real assets, respectively, during the six months ended June 30, 2018, and foreign exchange impacts of $1.8 billion, $121.6 million and $90.0 million for credit, private equity and real assets, respectively, during the six months ended June 30, 2017.

Total AUM was $269.5 billion at June 30, 2018, an increase of $22.0 billion, or 8.9%, compared to $247.4 billion at March 31, 2018. The net increase was primarily due to:
Net flows of $25.2 billion primarily related to:

•
a $21.0 billion increase related to funds we manage in the credit segment primarily consisting of an increase in AUM relating to Athene of $19.6 billion and subscriptions of $2.2 billion primarily relating to strategic investment accounts, offset by net segment transfers of $1.9 billion;

•
a $2.9 billion increase related to funds we manage in the private equity segment consisting of subscriptions attributable to Apollo Hybrid Value Fund, L.P. (“Hybrid Value Fund”) and co-investments for Fund VIII transactions of $2.2 billion and $0.3 billion, respectively, and an increase in leverage of $0.3 billion; and

•	a $1.3 billion increase related to funds we manage in the real assets segment primarily consisting of net segment transfers of $0.9 billion and an increase in leverage of $0.3 billion.
Offsetting these increases were:
Realizations of $2.9 billion primarily related to:

•
$1.7 billion related to funds we manage in the credit segment primarily consisting of distributions from Apollo Credit Opportunity Fund III, L.P. (“COF III”) and Apollo European Principal Finance Fund II, L.P. (“EPF II”) of $0.6 billion and $0.5 billion, respectively, and $0.2 billion from our liquid/performing funds;

•
$0.9 billion related to funds we manage in the private equity segment primarily consisting of distributions from Fund VIII and our Natural Resources funds of $0.3 billion and $0.3 billion, respectively; and

•	$0.3 billion related to funds we manage in the real assets segment primarily consisting of distributions of $0.2 billion from our real estate equity funds.
Market activity of $0.2 billion primarily related to $1.1 billion of depreciation in the funds we manage in the credit segment, offset by $0.8 billion of appreciation in the funds we manage in the private equity segment.
Total AUM was $269.5 billion at June 30, 2018, an increase of $20.5 billion, or 8.2%, compared to $248.9 billion at December 31, 2017. The net increase was primarily due to:
Net flows of $28.3 billion primarily related to:

•
a $22.7 billion increase related to funds we manage in the credit segment primarily consisting of an increase in AUM relating to Athene of $21.2 billion, subscriptions primarily related to strategic investment accounts and drawdown funds of $2.6 billion and $0.6 billion, respectively, offset by a decrease in AUM relating to Advisory assets of $1.6 billion driven by portfolio company activity;

•
a $3.2 billion increase related to funds we manage in the private equity segment consisting of subscriptions of $3.0 billion primarily related to Hybrid Value Fund and co-investments for Fund VIII transactions of $2.2 billion and $0.4 billion, respectively, and an increase in leverage of $0.2 billion; and

•
a $2.4 billion increase related to funds we manage in the real assets segment primarily consisting of net segment transfers of $1.0 billion, subscriptions of $0.7 billion related to the real estate equity funds and ARI and an increase in net leverage of $0.6 billion.

Offsetting these increases were:
Realizations of $7.0 billion primarily related to:

•
$3.9 billion related to funds we manage in the credit segment primarily consisting of distributions of $1.0 billion, $0.7 billion, $1.1 billion and $0.8 billion from COF III, EPF II, liquid/performing funds and other drawdown funds, respectively;

•
$2.4 billion related to funds we manage in the private equity segment primarily consisting of distributions of $1.0 billion, $0.5 billion and $0.5 billion from Fund VIII, Fund VI and Natural Resources funds, respectively; and

•	$0.7 billion related to funds we manage in the real assets segment primarily consisting of distributions of $0.5 billion from our real estate debt funds.
Market activity of $0.8 billion primarily related to:

•	a $1.5 billion decrease related to funds we manage in the private equity segment as a result of depreciation in Fund VIII and co-investment vehicles;

•	offset by $0.5 billion of appreciation in the funds we manage in the credit segment as a result of favorable market conditions.
The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three segments:

	For the Three Months Ended June 30,
	2018				2017
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total

Change in Fee-Generating AUM(1):
Beginning of Period	$129,484	$43,758	$9,225	$182,467	$114,914	$30,774	$8,466	$154,154
Inflows	21,765	1,074	1,220	24,059	7,893	201	1,483	9,577
Outflows(2)	(2,543)	—	—	(2,543)	(2,198)	(525)	(15)	(2,738)
Net Flows	19,222	1,074	1,220	21,516	5,695	(324)	1,468	6,839
Realizations	(662)	(397)	(207)	(1,266)	(411)	(503)	(346)	(1,260)
Market Activity(3)	(533)	14	37	(482)	1,073	64	84	1,221
End of Period	$147,511	$44,449	$10,275	$202,235	$121,271	$30,011	$9,672	$160,954

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

(2)	Outflows for Fee-Generating AUM include redemptions of $135.2 million and $101.7 million during the three months ended June 30, 2018 and 2017, respectively.

(3)
Includes foreign exchange impacts of $(870.8) million, $(0.3) million and $(17.2) million for credit, private equity and real assets, respectively, during the three months ended June 30, 2018, and foreign exchange impacts of $725.8 million and $33.8 million for credit and real assets, respectively, during the three months ended June 30, 2017.

	For the Six Months Ended June 30,
	2018				2017
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$130,150	$29,792	$9,023	$168,965	$111,781	$30,722	$8,295	$150,798
Inflows	24,792	24,592	1,459	50,843	11,495	232	1,830	13,557
Outflows(2)	(5,643)	(9,560)	—	(15,203)	(3,182)	(525)	(15)	(3,722)
Net Flows	19,149	15,032	1,459	35,640	8,313	(293)	1,815	9,835
Realizations	(1,918)	(397)	(301)	(2,616)	(647)	(503)	(590)	(1,740)
Market Activity(3)	130	22	94	246	1,824	85	152	2,061
End of Period	$147,511	$44,449	$10,275	$202,235	$121,271	$30,011	$9,672	$160,954

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

(2)	Outflows for Fee-Generating AUM include redemptions of $307.3 million and $379.0 million during the six months ended June 30, 2018 and 2017, respectively.

(3)
Includes foreign exchange impacts of $(440.1) million, $(0.3) million and $5.5 million for credit, private equity and real assets, respectively, during the six months ended June 30, 2018, and foreign exchange impacts of $864.0 million and $39.1 million for credit and real assets, respectively, during the six months ended June 30, 2017.

Total Fee-Generating AUM was $202.2 billion at June 30, 2018, an increase of $19.8 billion or 10.9%, compared to $182.5 billion at March 31, 2018. The net increase was primarily due to:
Net flows of $21.5 billion primarily related to:

•
a $19.2 billion increase related to funds we manage in the credit segment primarily consisting of an increase in AUM relating to Athene of $19.6 billion, fee-generating capital deployment of $0.9 billion and subscriptions of $0.6 billion related to our liquid/performing funds, offset by fee-generating capital reduction of $1.2 billion and net segment transfers of $1.0 billion;

•	a $1.2 billion increase related to funds we manage in the real assets segment primarily consisting of $1.0 billion of net segment transfers; and

•	a $1.1 billion increase related to funds we manage in the private equity segment primarily consisting of fee-generating capital deployment relating to Fund VIII of $1.0 billion.
Offsetting these increases were:
Realizations of $1.3 billion primarily related to:

•	$0.7 billion related to funds we manage in the credit segment primarily driven by distributions of $0.4 billion related to EPF II; and

•	$0.4 billion related to funds we manage in the private equity segment primarily driven by distributions from our traditional private equity funds.
Market activity of $0.5 billion primarily related to depreciation in the funds we manage in the credit segment.
Total Fee-Generating AUM was $202.2 billion at June 30, 2018, an increase of $33.3 billion or 19.7%, compared to $169.0 billion at December 31, 2017. The net increase was primarily due to:
Net flows of $35.6 billion primarily related to:

•
a $19.1 billion increase related to funds we manage in the credit segment primarily consisting of an increase in AUM relating to Athene of $21.2 billion, fee-generating capital deployment of $1.5 billion and subscriptions of $1.2 billion related to our liquid/performing funds, offset by fee-generating capital reduction of $3.2 billion;

•
a $15.0 billion increase related to funds we manage in the private equity segment primarily consisting of an increase of $23.5 billion relating to the commencement of Fund IX’s investment period, offset by a fee basis adjustment of $5.7 billion in Fund VIII related to the commencement of Fund IX’s investment period and a decrease of $2.8 billion relating to Fund VI’s management fee termination; and

•
a $1.5 billion increase related to funds we manage in the real assets segment primarily consisting of $0.6 billion of capital raised for real estate equity funds and net segment transfers of $0.5 billion.

Offsetting these increases were:
Realizations of $2.6 billion primarily related to:

•	$1.9 billion related to funds we manage in the credit segment primarily driven by distributions from a strategic investment account and EPF II of $0.8 billion and $0.7 billion, respectively; and

•	$0.4 billion related to funds we manage in the private equity segment driven by Fund VIII and Fund VII of $0.2 billion and $0.1 billion, respectively.
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
Capital Deployed
The following table summarizes by segment the capital deployed for funds and SIAs with a defined maturity date and certain funds and SIAs in Apollo’s real estate debt strategy:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Credit	$1,215	$1,155	$2,124	$2,147
Private Equity	1,561	723	2,855	2,288
Real Assets(1)	2,324	746	3,159	1,612
Total capital deployed	$5,100	$2,624	$8,138	$6,047

(1)
Included in capital deployed is $1.7 billion and $2.5 billion for the three and six months ended June 30, 2018, respectively, and $727 million and $1.5 billion for the three and six months ended June 30, 2017, respectively, related to real estate debt funds managed by Apollo.

Uncalled Commitments
The following table summarizes the uncalled commitments by segment:

	As of June 30, 2018	As of December 31, 2017
	(in millions)
Credit	$16,024	$15,225
Private Equity	37,077	36,810
Real Assets	1,433	1,074
Total uncalled commitments(1)	$54,534	$53,109

(1)
As of June 30, 2018 and December 31, 2017, $47.7 billion and $47.6 billion, respectively, represented the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses.

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
Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund IV generated a 12% gross IRR and a 9% net IRR since its inception through June 30, 2018, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through June 30, 2018. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares and our Preferred shares” in the 2017 Annual Report.

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
All amounts are as of June 30, 2018, unless otherwise noted:

($ in millions)	Vintage Year(1)	Total AUM	Committed Capital	Total Invested Capital(1)		Realized Value(1)		Remaining Cost(1)		Unrealized Value(1)		Total Value(1)		Gross IRR(1)		Net IRR(1)
Private Equity:
Fund IX	2018	$24,949	$24,729	NM	(2)	NM	(2)	NM	(2)	NM	(2)	NM	(2)	NM	(2)	NM	(2)
Fund VIII	2013	21,575	18,377	$14,654		$4,552		$12,196		$17,189		$21,741		25%		17%
Fund VII	2008	5,682	14,677	16,198		30,445		3,291		3,387		33,832		34		26
Fund VI	2006	2,602	10,136	12,457		19,118		2,389		1,987		21,105		12		9
Fund V	2001	298	3,742	5,192		12,711		124		42		12,753		61		44
Fund I, II, III, IV & MIA(3)	Various	14	7,320	8,753		17,400		—		—		17,400		39		26
Traditional Private Equity Funds(4)		$55,120	$78,981	$57,254		$84,226		$18,000		$22,605		$106,831		39%		25%
ANRP II	2016	3,297	3,454	1,721		795		1,375		1,514		2,309		39		21
ANRP I	2012	880	1,323	1,114		930		653		615		1,545		11		7
AION	2013	721	826	407		252		225		316		568		18		8
Total Private Equity(9)		$60,018	$84,584	$60,496		$86,203		$20,253		$25,050		$111,253
Credit:
Credit Opportunity Funds
COF III	2014	$2,076	$3,426	$5,037		$3,825		$1,562		$1,352		$5,177		2%		—%
COF II	2008	56	1,583	2,176		3,136		39		46		3,182		14		11
COF I	2008	331	1,485	1,611		4,336		38		61		4,397		30		27
European Principal Finance Funds
EPF III(5)	2017	4,464	4,572	738		—		738		753		753		NM	(2)	NM	(2)
EPF II(5)	2012	2,497	3,482	3,543		3,652		1,150		1,557		5,209		18		11
EPF I(5)	2007	256	1,513	1,988		3,329		—		12		3,341		23		17
Structured Credit Funds
FCI III	2017	2,760	1,906	1,655		485		1,361		1,640		2,125		NM	(2)	NM	(2)
FCI II	2013	2,466	1,555	2,370		1,157		1,769		1,804		2,961		11		8
FCI I	2012	979	559	1,446		1,178		829		783		1,961		14		11
SCRF IV (12)	2017	1,726	1,936	1,195		214		993		1,241		1,455		NM	(2)	NM	(2)
SCRF III	2015	—	1,238	2,110		2,428		—		—		2,428		18		14
SCRF II	2012	—	104	467		528		—		—		528		15		12
SCRF I	2008	—	118	240		357		—		—		357		33		26
Other Drawdown Funds & SIAs(6)	Various	6,694	9,546	9,820		9,652		2,346		2,320		11,972		9		7
Total Credit(10)		$24,305	$33,023	$34,396		$34,277		$10,825		$11,569		$45,846
Real Assets:
U.S. RE Fund II(7)	2016	$991	$920	$561		$344		$354		$439		$783		20%		17%
U.S. RE Fund I(7)	2012	445	653	635		661		240		287		948		15		12
AGRE Debt Fund I(13)	2011	827	2,091	2,091		1,485		858		816		2,301		9		7
CPI Funds(8)	Various	397	4,988	2,574		2,645		259		63		2,708		14		11
Asia RE Fund(7)	2017	606	693	264		198		117		127		325		NM	(2)	NM	(2)
Total Real Assets(11)		$3,266	$9,345	$6,125		$5,333		$1,828		$1,732		$7,065

(1)	Refer to the definitions of Vintage Year, Total Invested Capital, Realized Value, Remaining Cost, Unrealized Value, Total Value, Gross IRR and Net IRR described elsewhere in this report.

(2)	Data has not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such information was deemed not meaningful.

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

(4)	Total IRR is calculated based on total cash flows for all funds presented.

(5)	Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.17 as of June 30, 2018.

(6)
Amounts presented have been aggregated for (i) drawdown funds with AUM greater than $500 million that do not form part of a flagship series of funds and (ii) SIAs with AUM greater than $200 million that do not predominantly invest in other Apollo funds or SIAs. Certain SIAs’ historical figures are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.17 as of June 30, 2018. Additionally, certain

SIAs totaling $1.7 billion of AUM have been excluded from Total Invested Capital, Realized Value, Remaining Cost, Unrealized Value and Total Value. These SIAs have an open ended life and a significant turnover in their portfolio assets due to the ability to recycle capital. These SIAs had $10.5 billion of Total Invested Capital through June 30, 2018.

(7)
U.S. RE Fund I, U.S. RE Fund II and Asia RE Fund had $157 million, $390 million and $350 million of co-investment commitments raised as of June 30, 2018, respectively, which are included in the figures in the table. A co-invest entity within U.S. RE Fund I is denominated in GBP and translated into U.S. dollars at an exchange rate of £1.00 to $1.32 as of June 30, 2018.

(8)
As part of the acquisition of Citi Property Investors (“CPI”), Apollo acquired general partner interests in fully invested funds. CPI Funds refers to CPI Capital Partners North America, CPI Capital Partners Asia Pacific, CPI Capital Partners Europe and other CPI funds or individual investments of which Apollo is not the general partner or manager and only receives fees pursuant to either a sub-advisory agreement or an investment management and administrative agreement. For CPI Capital Partners North America, CPI Capital Partners Asia Pacific and CPI Capital Partners Europe, the gross and net IRRs are presented in the investment record table since acquisition on November 12, 2010. The aggregate net IRR for these funds from their inception to June 30, 2018 was (2)%. This net IRR was primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo only became the general partner or manager of these funds upon completing the acquisition on November 12, 2010.

(9)	Private equity co-investment vehicles, and funds with AUM less than $500 million have been excluded. These co-investment vehicles and funds had $11.7 billion of aggregate AUM as of June 30, 2018.

(10)	Certain credit funds and SIAs with AUM less than $500 million and $200 million, respectively, have been excluded. These funds and SIAs had $2.5 billion of aggregate AUM as of June 30, 2018.

(11)
Certain accounts owned by or related to Athene, certain co-investment vehicles and certain funds with AUM less than $500 million have been excluded. These accounts, co-investment vehicles and funds had $5.8 billion of aggregate AUM as of June 30, 2018.

(12)	Remaining cost for certain of our credit funds may include physical cash called, invested or reserved for certain levered investments.

(13)
The investor in this U.S. Dollar denominated fund has chosen to make contributions and receive distributions in the local currency of each underlying investment. As a result, Apollo has not entered into foreign currency hedges for this fund and the returns presented include the impact of foreign currency gains or losses. The investor’s gross and net IRR, before the impact of foreign currency gains or losses, from the fund’s inception to June 30, 2018 was 10% and 9%, respectively.

Private Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of June 30, 2018:

	Total Invested Capital	Total Value	Gross IRR
	(in millions)
Distressed for Control	$7,885	$19,147	29%
Non-Control Distressed	5,416	8,421	71
Total	13,301	27,568	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit(1)	43,953	79,263	22
Total	$57,254	$106,831	39%

(1)	Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.
The following tables provide additional detail on the composition of the Fund VIII, Fund VII and Fund VI private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV and V are included in the table above but not presented below as their remaining value is less than $100 million or the fund has been liquidated. All amounts are as of June 30, 2018:
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,398	$4,249
Opportunistic Buyouts	11,742	16,656
Distressed	514	836
Total	$14,654	$21,741

Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,277	$4,406
Opportunistic Buyouts	4,338	10,633
Distressed/Other Credit(2)	9,583	18,793
Total	$16,198	$33,832
Fund VI

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$3,397	$5,821
Opportunistic Buyouts	6,374	10,309
Distressed/Other Credit(2)	2,686	4,975
Total	$12,457	$21,105

(1)
Committed capital less unfunded capital commitments for Fund VIII and Fund VII was $14.2 billion and $14.1 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreement or other governing agreements.

(2)	The distressed investment strategy includes distressed for control, non-control distressed and other credit.
During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through June 30, 2018), our private equity funds have invested $48.6 billion, of which $19.0 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII and VI was 5.7x, 6.1x and 7.7x, respectively, as of June 30, 2018. Our average entry multiple for a private equity fund is the average of the total enterprise value over an applicable adjusted earnings before interest, taxes, depreciation and amortization which may incorporate certain adjustments based on the investment team’s estimate and we believe captures the true economics of our funds’ investments in portfolio companies. The average entry multiple of actively investing funds may include committed investments not yet closed.
Credit
The following table presents the AUM and gross and net returns information for Apollo’s credit segment by category type:

	As of June 30, 2018				Gross Returns(1)		Net Returns(1)
Category	AUM	Fee-Generating AUM	Performance Fee-Eligible AUM	Performance Fee-Generating AUM	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
	(in millions)
Liquid/Performing(4)	$47,701	$36,425	$23,542	$10,502	0.7%	1.5%	0.6%	1.3%
Drawdown(2)	26,838	15,162	20,770	8,687	2.4	4.8	1.9	3.8
MidCap, AINV, AFT, AIF	13,916	13,368	11,106	10,854	3.2	6.5	2.1	4.3
Athene Non-Sub-Advised(3)	78,523	78,523	—	—	N/A	N/A	N/A	N/A
Athora Non-Sub- Advised(3)	6,340	4,033	2,011	—	N/A	N/A	N/A	N/A
Advisory	10,108	—	—	—	N/A	N/A	N/A	N/A
Total Credit	$183,426	$147,511	$57,429	$30,043	1.3%	2.6%	1.0%	2.1%

(1)
The gross and net returns for the three and six months ended June 30, 2018 for total credit excludes assets managed by AAM that are not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo.

(2)
As of June 30, 2018, significant drawdown funds and SIAs had inception-to-date gross and net IRRs of 15.9% and 12.0%, respectively. Significant drawdown funds and SIAs include funds and SIAs with AUM greater than $200 million that do not predominantly invest in other Apollo funds or SIAs.

(3)
Athene Non-Sub-Advised and Athora Non-Sub Advised reflects total combined AUM of $105.5 billion less $20.6 billion of assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo included within other asset categories.

(4)	Liquid/Performing AUM includes $12.8 billion of CLOs, $8.2 billion of which Apollo earns fees based on gross assets and $4.6 billion of which Apollo earns fees based on net equity.
Liquid/Performing
The following table summarizes the investment record for funds in the liquid/performing category within Apollo’s credit segment. The significant funds included in the investment record table below have greater than $200 million of AUM and do not predominantly invest in other Apollo funds or SIAs.

			Net Returns
	Vintage Year	Total AUM	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Credit:		(in millions)
Hedge Funds(1)	Various	$7,006	1%	2%	1%	2%
CLOs(2)	Various	12,782	—	2	1	2
SIAs / Other	Various	27,913	1	1	2	4
Total		$47,701

(1)	Hedge Funds primarily includes Apollo Credit Strategies Master Fund Ltd. and Apollo Credit Master Fund Ltd.

(2)
CLO returns are calculated based on gross return on invested assets, which excludes cash. Included within Total AUM of CLOs is $4.6 billion of AUM related to a standalone, self-managed asset management business established in connection with risk-retention rules, from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services. CLO returns exclude performance related to this AUM.

Permanent Capital
The following table summarizes the investment record for our permanent capital vehicles by segment, excluding Athene-related and Athora-related assets managed or advised by Athene Asset Management and AAME:

			Total Returns(1)
	IPO Year(2)	Total AUM	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Credit:		(in millions)
MidCap(3)	N/A	$8,532	5%	9%	3%	6%
AIF	2013	384	1	3	1	10
AFT	2011	424	(1)	4	(2)	—
AINV(4)	2004	4,443	10	4	—	14
Real Assets:
ARI	2009	5,180	4%	4%	1%	17%
Total		$18,963

(1)
Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

(2)	An IPO year represents the year in which the vehicle commenced trading on a national securities exchange.

(3)
MidCap is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 3% and 2% for the three months ended June 30, 2018 and 2017, respectively, and 6% and 4% for the six months ended June 30, 2018 and June 30, 2017, respectively.

(4)
All amounts are as of March 31, 2018 except for total returns. Refer to www.apolloic.com for the most recent financial information on AINV. The information contained on AINV’s website is not part of this report. Included within Total AUM of AINV is $1.8 billion of AUM related to a non-traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services. Net returns exclude performance related to this AUM.

Athene, Athora and SIAs
As of June 30, 2018, Apollo managed or advised $105.5 billion of total AUM in accounts owned by or related to Athene and Athora, of which approximately $20.6 billion was either sub-advised by Apollo or invested in Apollo funds and investment vehicles managed by Apollo. Of the approximately $20.6 billion of AUM, the vast majority were in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities, and insurance-linked securities.
As of June 30, 2018, Apollo managed approximately $23 billion of total AUM in SIAs, which include certain SIAs in the investment record tables above and capital deployed from certain SIAs across Apollo’s credit, private equity and real assets funds.
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
As of June 30, 2018, approximately 56% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 44% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our credit, private equity and real assets segments, the percentage determined using market-based valuation methods as of June 30, 2018 was 69%, 31% and 40%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest” in the 2017 Annual Report for a discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
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
The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis and (ii) realized and unrealized performance fees for Apollo’s combined segments:

	As of June 30, 2018		For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
	Performance Fees Receivable on an Unconsolidated Basis		Unrealized Performance Fees	Realized Performance Fees	Total Performance Fees	Unrealized Performance Fees	Realized Performance Fees	Total Performance Fees
	(in thousands)
Private Equity:
Fund VIII	$776,063		$26,834	$34,698	$61,532	$(240,937)	$133,884	$(107,053)
Fund VII(1)	108,759		19,682	878	20,560	38,261	6,091	44,352
Fund VI(1)	11,807		(24,671)	1,657	(23,014)	(28,608)	1,657	(26,951)
Fund IV and V	—	(3)	233	—	233	951	—	951
ANRP I and II(1)	22,715	(3)	(8,035)	7,801	(234)	(20,311)	7,801	(12,510)
AAA/Other(2)	62,214		(815)	7,607	6,792	(181,596)	182,483	887
Total Private Equity	981,558		13,228	52,641	65,869	(432,240)	331,916	(100,324)
Total Private Equity, net of profit sharing expense	603,868		6,848	20,997	27,845	(300,987)	198,190	(102,797)
Credit:
Drawdown	304,092	(3)	(13,426)	48,519	35,093	2,258	58,280	60,538
Liquid/Performing	22,604		9,767	10,512	20,279	12,248	10,533	22,781
Permanent capital vehicles	82,915		11,308	5,766	17,074	20,854	11,041	31,895
Total Credit	409,611		7,649	64,797	72,446	35,360	79,854	115,214
Total Credit, net of profit sharing expense	138,825		4,597	27,691	32,288	16,595	36,146	52,741
Real Assets:
U.S. RE Fund I and II	17,485		1,121	528	1,649	190	1,263	1,453
Other(2)	7,312		(1,379)	2,274	895	(3,113)	4,665	1,552
Total Real Assets	24,797		(258)	2,802	2,544	(2,923)	5,928	3,005
Total Real Assets, net of profit sharing expense	13,366		49	1,742	1,791	(1,525)	3,282	1,757
Total	$1,415,966		$20,619	$120,240	$140,859	$(399,803)	$417,698	$17,895
Total, net of profit sharing expense	$756,059	(4)	$11,494	$50,430	$61,924	$(285,917)	$237,618	$(48,299)

(1)
As of June 30, 2018, the remaining investments and escrow cash of Fund VII, Fund VI and ANRP II were valued at 100%, 88% and 103% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future performance fees distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of June 30, 2018, Fund VII had $128.5 million of gross performance fees, or $73.1 million net of profit sharing, in escrow. As of June 30, 2018, Fund VI had $167.6 million of gross performance fees, or $112.4 million net of profit sharing, in escrow. As of June 30, 2018, ANRP II had $18.0 million of gross performance fees, or $10.9 million net of profit sharing, in escrow. With respect to Fund VII, Fund VI and ANRP II, realized performance fees currently distributed to the general partner is limited to potential tax distributions and interest on escrow balances per the funds’ partnership agreements.

(2)
The six months ended June 30, 2018 includes realized performance fees of $169.9 million, or $123.3 million net of profit sharing expense from AAA, settled in the form of Athene Holding shares. Other includes certain SIAs.

(3)
As of June 30, 2018, certain credit funds and private equity funds had $37.8 million and $41.5 million, respectively, in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations for certain credit funds and certain private equity funds was $286.9 million and $203.1 million, respectively, as of June 30, 2018.

(4)
There was a corresponding profit sharing payable of $659.9 million as of June 30, 2018, including profit sharing payable related to amounts in escrow and a contingent consideration obligation of $82.0 million.

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
The following table summarizes our performance fees since inception for our combined segments through June 30, 2018:

	Performance Fees Since Inception(1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation as of June 30, 2018(3)	Maximum Performance Fees Subject to Potential Reversal(4)
	(in millions)
Private Equity:
Fund VIII	$776.1	$350.9	$1,127.0	$—	$989.9
Fund VII	108.8	3,126.7	3,235.5	—	660.4
Fund VI	11.8	1,658.9	1,670.7	—	1,122.8
Fund IV and V	—	2,053.1	2,053.1	23.9	8.4
ANRP I and II	22.7	86.5	109.2	17.6	51.7
AAA/Other	62.2	541.2	603.4	—	86.4
Total Private Equity	981.6	7,817.3	8,798.9	41.5	2,919.6
Credit(5):
Drawdown	304.1	1,145.2	1,449.3	37.8	471.3
Liquid/Performing	22.6	534.0	556.6	—	22.8
MidCap, AINV, AFT, AIF	74.2	—	74.2	—	74.2
Total Credit	400.9	1,679.2	2,080.1	37.8	568.3
Real Assets:
U.S. RE Fund I and II	17.5	26.0	43.5	—	37.9
Other(6)	7.3	25.1	32.4	—	16.6
Total Real Assets	24.8	51.1	75.9	—	54.5
Total	$1,407.3	$9,547.6	$10,954.9	$79.3	$3,542.4

(1)	Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.17 as of June 30, 2018.

(2)
Amounts in “Distributed by Fund and Recognized” for the CPI, Gulf Stream Asset Management, LLC (“Gulf Stream”) and Stone Tower funds and SIAs are presented for activity subsequent to the respective acquisition dates.

(3)
Amounts were computed based on the fair value of fund investments on June 30, 2018. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at June 30, 2018. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(4)
Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on June 30, 2018. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

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
Other Expenses. The balance of our other expenses includes interest, placement fees, and general, administrative and other operating expenses. Interest expense consists primarily of interest related to the 2013 AMH Credit Facilities, the 2024 Senior Notes, the 2026 Senior Notes and the 2048 Senior Notes as discussed in note 9 to our condensed consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. General, administrative and other expenses includes occupancy expense, depreciation and amortization, professional fees and costs related to travel, information technology and administration. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the 50.1% and 52.1% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of June 30, 2018 and 2017, respectively. Non-Controlling Interests also include limited partner interests in certain consolidated funds and VIEs.
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

Results of Operations
Below is a discussion of our condensed consolidated results of operations for the three and six months ended June 30, 2018 and 2017. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months Ended June 30,		Amount Change	Percentage Change	For the Six Months Ended June 30,		Amount Change	Percentage Change
	2018	2017			2018	2017
Revenues:	(in thousands)				(in thousands)
Management fees	$341,626	$281,305	$60,321	21.4%	$628,352	$550,848	$77,504	14.1%
Advisory and transaction fees, net	15,440	23,629	(8,189)	(34.7)	28,991	38,696	(9,705)	(25.1)
Investment income:
Performance allocations	129,085	120,393	8,692	7.2	4,920	472,986	(468,066)	(99.0)
Principal investment income	22,175	16,836	5,339	31.7	9,181	55,389	(46,208)	(83.4)
Total investment income	151,260	137,229	14,031	10.2	14,101	528,375	(514,274)	(97.3)
Incentive fees	14,990	7,545	7,445	98.7	18,775	13,893	4,882	35.1
Total Revenues	523,316	449,708	73,608	16.4	690,219	1,131,812	(441,593)	(39.0)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	115,075	105,545	9,530	9.0	230,901	207,158	23,743	11.5
Equity-based compensation	37,784	22,740	15,044	66.2	73,309	45,847	27,462	59.9
Profit sharing expense	70,545	58,059	12,486	21.5	58,268	202,383	(144,115)	(71.2)
Total compensation and benefits	223,404	186,344	37,060	19.9	362,478	455,388	(92,910)	(20.4)
Interest expense	15,162	13,195	1,967	14.9	28,959	26,194	2,765	10.6
General, administrative and other	62,517	59,729	2,788	4.7	124,194	121,769	2,425	2.0
Placement fees	311	5,258	(4,947)	(94.1)	638	7,163	(6,525)	(91.1)
Total Expenses	301,394	264,526	36,868	13.9	516,269	610,514	(94,245)	(15.4)
Other Income (Loss):
Net gains (losses) from investment activities	(67,505)	(513)	(66,992)	NM	(134,638)	34,004	(168,642)	NM
Net gains from investment activities of consolidated variable interest entities	9,213	6,132	3,081	50.2	15,745	10,240	5,505	53.8
Interest income	4,547	622	3,925	NM	8,106	1,425	6,681	468.8
Other income (loss), net	(5,443)	742	(6,185)	NM	(1,197)	19,389	(20,586)	NM
Total Other Income (Loss)	(59,188)	6,983	(66,171)	NM	(111,984)	65,058	(177,042)	NM
Income before income tax provision	162,734	192,165	(29,431)	(15.3)	61,966	586,356	(524,390)	(89.4)
Income tax (provision) benefit	(18,924)	777	(19,701)	NM	(27,504)	(38,384)	10,880	(28.3)
Net Income	143,810	192,942	(49,132)	(25.5)	34,462	547,972	(513,510)	(93.7)
Net income attributable to Non-Controlling Interests	(80,200)	(101,262)	21,062	(20.8)	(29,114)	(311,096)	281,982	(90.6)
Net Income Attributable to Apollo Global Management, LLC	63,610	91,680	(28,070)	(30.6)	5,348	236,876	(231,528)	(97.7)
Net income attributable to Series A Preferred Shareholders	(4,383)	(4,772)	389	(8.2)	(8,766)	(4,772)	(3,994)	83.7
Net income attributable to Series B Preferred Shareholders	(4,569)	—	(4,569)	NM	(4,569)	—	(4,569)	NM
Net Income (Loss) Attributable to AGM Class A Shareholders	$54,658	$86,908	$(32,250)	(37.1)%	$(7,987)	$232,104	$(240,091)	NM

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
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Management fees increased by $60.3 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This change was primarily attributable to the commencement of Fund IX’s investment period in April 2018, resulting in $80.4 million in management fees during the three months ended June 30, 2018, as well as an increase in management fees earned from Athene of $12.7 million during the three months ended June 30, 2018 as compared to the same period in 2017. This increase was partially offset by a decrease in management fees earned with respect to Fund VIII of $27.4 million during the three months ended June 30, 2018 as compared to the same period in 2017 as a result of a change in the basis upon which management fees are earned from capital commitments to invested capital. For additional details regarding changes in management fees in each segment, see “—Segment Analysis” below.
Advisory and transaction fees, net, decreased by $8.2 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This change was primarily attributable to a decrease in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies and COF III of $7.5 million and $1.4 million, respectively, during the three months ended June 30, 2018 as compared to the same period in 2017.
Performance allocations increased by $8.7 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This change was primarily attributable to increased performance allocations earned from our private equity funds of $27.7 million, offset by decreased performance allocations earned from our credit funds of $15.5 million during the three months ended June 30, 2018 as compared to the same period in 2017. For additional details regarding changes in performance allocations in each segment, see “—Segment Analysis” below.
Principal investment income increased by $5.3 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This change was primarily driven by increases in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Fund VII, as well as a standalone, self-managed asset management business (collectively with its subsidiaries, “Redding Ridge”), and ANRP II of $3.8 million, $3.1 million and $2.3 million, respectively, partially offset by a decrease with respect to Fund VIII of $4.3 million during the three months ended June 30, 2018 as compared to the same period in 2017.
Incentive fees increased by $7.4 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This change was primarily attributable to an increase in incentive fees recognized from a strategic investment account of $6.7 million during the three months ended June 30, 2018 as the incentive fees crystallized and are no longer subject to clawback or reversal.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Management fees increased by $77.5 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This change was primarily attributable to the commencement of Fund IX’s investment period in April 2018, resulting in $80.4 million in management fees during the six months ended June 30, 2018 as compared to the same period in 2017.
Advisory and transaction fees, net, decreased by $9.7 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This change was primarily attributable to a decrease in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $9.9 million during the six months ended June 30, 2018 as compared to the same period during 2017.
Performance allocations decreased by $468.1 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This change was primarily attributable to decreased performance allocations earned from our private equity funds of $457.5 million, during the six months ended June 30, 2018 as compared to the same period in 2017. For additional details regarding changes in performance allocations in each segment, see “—Segment Analysis” below.
Principal investment income decreased by $46.2 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This change was primarily driven by a decrease in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Fund VIII of $42.9 million during the six months ended June 30, 2018 as compared to the same period in 2017.
Incentive fees increased by $4.9 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This change was primarily attributable to an increase in incentive fees recognized from a strategic investment account of $3.7 million during the six months ended June 30, 2018 as the incentive fees crystallized and are no longer subject to clawback or reversal.
Expenses
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Compensation and benefits increased by $37.1 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This change was attributable to an increase in equity-based compensation of $15.0 million for the three months ended June 30, 2018, as compared to the same period in 2017, primarily attributable to a grant of RSUs under the 2007 Equity Plan during the three months ended June 30, 2018 (see note 11 to the condensed consolidated financial statements). This change was also driven by an increase in profit sharing expense of $12.5 million due to increased performance allocations during the three months ended June 30, 2018, as compared to the same period in 2017. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period.
Included in profit sharing expense is $18.9 million and $22.3 million for the three months ended June 30, 2018 and 2017, respectively, related to a performance based incentive arrangement for certain Apollo partners and employees designed to more closely align compensation on an annual basis with the overall realized performance of the Company (referred to herein as the “Incentive Pool”). Allocations to participants in the Incentive Pool contain both a fixed component and a discretionary component, each of which may vary year to year. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
Interest expense increased by $2.0 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 as a result of additional interest expense incurred due to the issuance of the 2048 Senior Notes in March 2018 partially offset by a decrease in interest expense as a result of the repayment of the entire remaining amount of the Term Facility, as described in note 9 to our condensed consolidated financial statements.
General, administrative and other expenses increased by $2.8 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017 primarily due to an increase in professional fees during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017.
Placement fees decreased by $4.9 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017 primarily as a result of placement fees incurred in connection with capital raising activities relating to EPF III and Fund IX of $3.6 million and $1.3 million, respectively, during the three months ended June 30, 2017. The fees are normally payable to placement agents, who are third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Compensation and benefits decreased by $92.9 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This change was primarily attributable to a decrease in profit sharing expense of $144.1 million due to decreased performance allocations during the six months ended June 30, 2018, as compared to the same period in 2017. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. This decrease was partially offset by an increase in equity-based compensation of $27.5 million, primarily attributable to a grant of RSUs under the 2007 Equity Plan during the six months ended June 30, 2018 (see note 11 to the condensed consolidated financial statements). In addition, salary, bonus and benefits increased $23.7 million during the six months ended June 30, 2018, as compared to the same period in 2017 primarily due to increased headcount.
Included in profit sharing expense is $34.4 million and 40.3 million for the six months ended June 30, 2018 and 2017, respectively, related to the Incentive Pool. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
Interest expense increased by $2.8 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017 as a result of additional interest expense incurred due to the issuance of the 2048 Senior Notes in March 2018, partially offset by a decrease in interest expense as a result of the repayment of the entire remaining amount of the Term Facility, as described in note 9 to our condensed consolidated financial statements.
General, administrative and other expenses increased by $2.4 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This change was primarily driven by an increase in professional fees during the six months ended June 30, 2018 as compared to the same period in 2017.
Placement fees decreased by $6.5 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This change was primarily driven by placement fees incurred in connection with capital raising activities relating to Apollo European Principal Finance Fund III, L.P. (“EPF III”) and Fund IX of $4.9 million and $1.3 million, respectively, during the six months ended June 30, 2017.

Other Income (Loss)
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Net losses from investment activities increased by $67.0 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This change was primarily attributable to a decrease in the fair value of the Company’s investment in Athene Holding during the three months ended June 30, 2018, as compared to the same period in 2017. See note 6 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net gains from investment activities of consolidated VIEs increased by $3.1 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. See note 5 to the condensed consolidated financial statements for details regarding net gains from investment activities of consolidated VIEs.
Interest income increased by $3.9 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017 primarily due to additional interest income earned from money market funds and U.S. Treasury securities held after June 30, 2017.
Other loss, net was $5.4 million during the three months ended June 30, 2018, as compared to other income, net of $0.7 million during the the three months ended June 30, 2017. This change was primarily attributable to an increase in foreign exchange losses during the three months ended June 30, 2018, as compared to the same period in 2017.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net losses from investment activities were $134.6 million for the six months ended June 30, 2018, as compared to net gains from investment activities of $34.0 million for the six months ended June 30, 2017. This change was primarily attributable to a loss on the Company’s investment in Athene Holding during the six months ended June 30, 2018, as compared to a gain in the Company’s investment in Athene Holding during the six months ended June 30, 2017. See note 6 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net gains from investment activities of consolidated VIEs increased by $5.5 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. See note 5 to the condensed consolidated financial statements for details regarding net gains from investment activities of consolidated VIEs.
Interest income increased by $6.7 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017 primarily due to additional interest income earned from money market funds and U.S. Treasury securities held after June 30, 2017.
Other loss, net was $1.2 million during the six months ended June 30, 2018, as compared to other income, net of $19.4 million during the six months ended June 30, 2017. This change was primarily attributable to insurance proceeds received during the six months ended June 30, 2017 in connection with fees and expenses incurred relating to a legal proceeding which did not recur in 2018.
Net Income Attributable to Non-Controlling Interests and Series A and Series B Preferred Shareholders
For information related to net income attributable to Non-Controlling Interests and net income attributable to Series A and Series B Preferred shareholders, see note 12 to the condensed consolidated financial statements.
Income Tax Provision
The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. federal income tax purposes. As a result, only a portion of the income we earn is subject to corporate-level tax in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes.
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
The income tax provision was $18.9 million for three months ended June 30, 2018, as compared to an income tax benefit of $0.8 million for the three months ended June 30, 2017. The increase in the income tax provision was primarily due to an overall change in the mix of earnings when comparing the amount of earnings that are subject to corporate-level taxation to those earnings that are not subject to corporate-level tax as these earnings are passed through to Non-Controlling Interests and Class A shareholders. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 11.6% and (0.4)% for the three months ended June 30, 2018 and 2017, respectively. The most significant reconciling items between our U.S. federal statutory income tax rate and our effective income tax rate were due to the following:

(i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; and (iii) state and local income taxes including NYC UBT (see note 8 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
The income tax provision decreased by $10.9 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The decrease was due to the following: i) reduction in the federal corporate income tax rate from 35% to 21% as a result of legislative reforms in the TCJA enacted on December 22, 2017, ii) a decrease in pre-tax GAAP net income during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 and iii) an overall change in the mix of earnings when comparing the amount of earnings that are subject to corporate-level taxation to those earnings that are not subject to corporate-level tax as these earnings are passed through to Non-Controlling Interests and Class A shareholders. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 44.4% and 6.5% for the six months ended June 30, 2018 and 2017, respectively. The most significant reconciling items between our U.S. federal statutory income tax rate and our effective income tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; and (iii) state and local income taxes including NYC UBT (see note 8 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
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

Credit
The following table sets forth our segment statement of operations information and EI within our credit segment.

	For the Three Months Ended June 30,		Total Change	Percentage Change	For the Six Months Ended June 30,		Total Change	Percentage Change
	2018	2017			2018	2017
	(in thousands)				(in thousands)
Credit:
Revenues:
Management fees	$184,587	$169,856	$14,731	8.7%	$367,657	$328,198	$39,459	12.0%
Advisory and transaction fees, net	2,284	3,709	(1,425)	(38.4)	4,632	6,265	(1,633)	(26.1)
Performance fees(1):
Unrealized	7,649	26,921	(19,272)	(71.6)	35,360	33,243	2,117	6.4
Realized	64,797	57,119	7,678	13.4	79,854	88,055	(8,201)	(9.3)
Total performance fees	72,446	84,040	(11,594)	(13.8)	115,214	121,298	(6,084)	(5.0)
Principal investment income	10,888	5,856	5,032	85.9	16,297	12,339	3,958	32.1
Total Revenues	270,205	263,461	6,744	2.6	503,800	468,100	35,700	7.6
Expenses:
Compensation and benefits:
Salary, bonus and benefits	57,894	59,244	(1,350)	(2.3)	118,968	114,126	4,842	4.2
Equity-based compensation	8,311	9,228	(917)	(9.9)	18,038	18,330	(292)	(1.6)
Profit sharing expense:
Unrealized	3,052	12,927	(9,875)	(76.4)	18,765	15,142	3,623	23.9
Realized	37,106	23,080	14,026	60.8	43,708	36,525	7,183	19.7
Realized: Equity-based	2,072	582	1,490	256.0	3,863	869	2,994	344.5
Total profit sharing expense	42,230	36,589	5,641	15.4	66,336	52,536	13,800	26.3
Total compensation and benefits	108,435	105,061	3,374	3.2	203,342	184,992	18,350	9.9
Non-compensation expenses
General, administrative and other	33,626	31,760	1,866	5.9	66,761	63,850	2,911	4.6
Placement fees	279	3,918	(3,639)	(92.9)	555	5,688	(5,133)	(90.2)
Total non-compensation expenses	33,905	35,678	(1,773)	(5.0)	67,316	69,538	(2,222)	(3.2)
Total Expenses	142,340	140,739	1,601	1.1	270,658	254,530	16,128	6.3
Other Income (Loss):
Net gains (losses) from investment activities	(47,432)	(299)	(47,133)	NM	(102,699)	30,795	(133,494)	NM
Net interest loss	(5,382)	(6,484)	1,102	(17.0)	(10,353)	(13,006)	2,653	(20.4)
Other income (loss), net	(2,319)	(241)	(2,078)	NM	1,627	570	1,057	185.4
Total Other Income (Loss)	(55,133)	(7,024)	(48,109)	NM	(111,425)	18,359	(129,784)	NM
Non-Controlling Interest	(1,364)	(559)	(805)	144.0	(2,579)	(1,493)	(1,086)	72.7
Economic Income	$71,368	$115,139	$(43,771)	(38.0)%	$119,138	$230,436	$(111,298)	(48.3)%

(1)	Performance fees includes performance allocations and incentive fees.
Revenues
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Management fees increased by $14.7 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This change was primarily attributable to an increase in management fees earned from Athene of $12.7 million during the three months ended June 30, 2018, as compared to the same period during 2017.
Advisory and transaction fees, net, decreased by $1.4 million during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This change was primarily driven by a decrease in net advisory and transaction fees earned with respect to COF III of $1.4 million during the three months ended June 30, 2018, as compared to the same period during 2017.
Performance fees decreased by $11.6 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This change was primarily attributable to a decrease in performance fees earned from EPF II of $48.9 million, partially offset by (i) a reversal of the general partner obligation to return previously distributed performance fees for a drawdown fund of $17.3 million during the three months ended June 30, 2018 and (ii) increases in performance fees earned from

Apollo Credit Strategies Master Fund Ltd., a strategic investment account and Apollo Structured Credit Recovery Master Fund IV, L.P. (“SCRF IV”) of $8.2 million, $6.7 million and $6.4 million, respectively.
The decrease in performance fees from EPF II was primarily attributable to decreased appreciation of German commercial real estate investments and a Spanish financial services investment held by the fund for the three months ended June 30, 2018 as compared to the same period in 2017. The increase in performance fees from Apollo Credit Strategies Master Fund Ltd. was primarily attributable to fundraising, which doubled the size of the fund, as well as increases in the market value of certain of the fund’s investments in the energy, media, retail, and sovereign finance industries. Performance fees from a strategic investment account increased as the incentive fees crystallized during the three months ended June 30, 2018. The increase in performance fees from SCRF IV was primarily due to the appreciation of a financial services portfolio company of the fund as well as strong performance in the fund’s CLO portfolio during the three months ended June 30, 2018.
Principal investment income increased by $5.0 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This change was primarily driven by increases in income from Apollo’s equity ownership interest in Redding Ridge and COF III of $3.1 million and $1.5 million, respectively, during the three months ended June 30, 2018, as compared to the same period in 2017.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Management fees increased by $39.5 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This change was primarily attributable to increases in management fees earned from Athene, EPF III and Apollo Total Return Fund L.P. of $21.5 million, $8.0 million and $5.9 million, respectively, during the six months ended June 30, 2018, as compared to the same period during 2017.
Advisory and transaction fees, net decreased by $1.6 million during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This decrease was primarily driven by decreases in net advisory and transaction fees earned with respect to COF III of $1.2 million during the six months ended June 30, 2018, as compared to the same period during 2017.
Performance fees decreased by $6.1 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This change was primarily attributable to decreases in performance fees earned from EPF II and Apollo Structured Recovery Master Fund III, L.P. (“SCRF III”) of $44.1 million and $8.4 million, respectively, during the six months ended June 30, 2018, as compared to the same period during 2017. The decrease was partially offset by (i) a reversal of the general partner obligation to return previously distributed performance fees for a drawdown fund of $17.3 million during the six months ended June 30, 2018 and (ii) increases in performance fees earned from Financial Credit Investment III, L.P. (“FCI III”), SCRF IV, Apollo Credit Strategies Master Fund Ltd. and MidCap of $9.7 million, $7.6 million, $6.5 million and $5.1 million, respectively.
The decrease in performance fees from EPF II was primarily attributable to decreased appreciation of German commercial real estate investments and a Spanish financial services investment held by the fund for the six months ended June 30, 2018 as compared to the same period in 2017. The decrease in performance fees earned from SCRF III was attributable to performance fees being generated at a slower rate compared to the same period in 2017 as the fund has unwound its portfolio.
The increase in performance fees earned from FCI III was due to significant realizations of the fund’s life settlements portfolio during the six months ended June 30, 2018. The increase in performance fees earned from SCRF IV was primarily due to the appreciation of a financial services portfolio company of the fund as well as strong performance in the fund’s CLO portfolio during the six months ended June 30, 2018. The increase in performance fees earned from Apollo Credit Strategies Master Fund Ltd. was primarily attributable to fundraising, which doubled the size of the fund, as well as increases in the market value of certain of the fund’s investments in the retail, food and beverage, media, and telecommunications industries. The increase in performance fees earned from MidCap was a result of higher earnings driven by stronger loan portfolio returns and fee income during the six months ended June 30, 2018, as compared to the same period in 2017.
Principal investment income increased by $4.0 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This change was primarily driven by increases in income from Apollo’s equity ownership interest in Redding Ridge and AEOF of $3.1 million and $1.4 million, respectively, during the six months ended June 30, 2018, as compared to the same period in 2017.
Expenses
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Compensation and benefits expense increased by $3.4 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This change was primarily due to an increase in profit sharing expense of $5.6 million, partially offset by a decrease in salary, bonus and benefits of $1.4 million during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. Realized profit sharing expense increased as a result of a corresponding increase in realized performance fees while unrealized profit sharing expense decreased as a result of a corresponding decrease in unrealized performance fees. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Additionally, profit sharing expense increased as a result of grants of RSUs under the 2007 Equity Plan during the three months ended June 30, 2018 (see note 11 to the condensed consolidated financial statements).
Included in profit sharing expense is $7.7 million and $6.1 million related to the Incentive Pool for the three months ended June 30, 2018 and 2017, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
General, administrative and other increased by $1.9 million during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The change was primarily driven by an increase in professional fees, partially offset by a decrease in new fund organizational expenses related to EPF III during the three months ended June 30, 2018, as compared to the same period in 2017.
Placement fees decreased by $3.6 million during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This change was primarily driven by placement fees incurred in connection with capital raising activity relating to EPF III of $3.6 million during the three months ended June 30, 2017.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Compensation and benefits expense increased by $18.4 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This change was primarily attributable to an increase in profit sharing expense of $13.8 million during the six months ended June 30, 2018, as compared to the same period in 2017. Profit sharing expense increased as a result of grants of RSUs under the 2007 Equity Plan during the six months ended June 30, 2018 (see note 11 to the condensed consolidated financial statements). In addition, the change was attributable to an increase in salary, bonus and benefits of $4.8 million during the six months ended June 30, 2018, as compared to the same period in 2017, primarily due to increased headcount.
Included in profit sharing expense is $8.6 million related to the Incentive Pool for both the six months ended June 30, 2018 and 2017. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
General, administrative and other increased by $2.9 million during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The change was primarily driven by an increase in professional fees, partially offset by a decrease in new fund organizational expenses related to EPF III during the six months ended June 30, 2018, as compared to the same period in 2017.
Placement fees decreased by $5.1 million during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This change was primarily driven by placement fees incurred in connection with capital raising activity relating to EPF III of $4.9 million during the six months ended June 30, 2017.
Other Income (Loss)
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Net losses from investment activities increased by $47.1 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This change was primarily attributable to a decrease in the fair value of the Company’s investment in Athene during the three months ended June 30, 2018 as compared to the same period in 2017. See note 6 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net interest loss decreased by $1.1 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to additional interest income earned from money market funds and U.S. Treasury securities held after June 30, 2017. Interest income was partially offset by additional interest expense incurred during the three months ended June 30, 2018 as a result of the issuance of the 2048 Senior Notes in March 2018, as described in note 9 to our condensed consolidated financial statements.
Other loss, net increased by $2.1 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily attributable to an increase in foreign exchange losses during the three months ended June 30, 2018 as compared to the same period in 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net losses from investment activities were $102.7 million for the six months ended June 30, 2018, as compared to net gains from investment activities of $30.8 million for the six months ended June 30, 2017. This change was primarily attributable to a loss on the Company’s investment in Athene Holding during the six months ended June 30, 2018, as compared to a gain on the Company’s investment in Athene Holding during the six months ended June 30, 2017. See note 6 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net interest loss decreased by $2.7 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to additional interest income earned from money market funds and U.S. Treasury securities held after June 30, 2017. Interest income was partially offset by additional interest expense incurred during the six months ended June 30, 2018 as a result of the issuance of the 2048 Senior Notes in March 2018, as described in note 9 to our condensed consolidated financial statements.
Other income, net increased by $1.1 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This change was primarily attributable to income of $3.8 million recognized from the assignment of a CLO collateral management agreement during the six months ended June 30, 2018. The increase was partially offset by an increase in foreign exchange losses during the six months ended June 30, 2018 as compared to the same period in 2017.
Non-Controlling Interests
For information related to Non-Controlling Interests, see note 12 to the condensed consolidated financial statements for further details.

Private Equity
The following table sets forth our segment statement of operations information and our supplemental performance measure, EI, within our private equity segment.

	For the Three Months Ended June 30,		Total Change	Percentage Change	For the Six Months Ended June 30,		Total Change	Percentage Change
	2018	2017			2018	2017
	(in thousands)				(in thousands)
Private Equity:
Revenues:
Management fees	$122,812	$77,275	$45,537	58.9%	$193,972	$154,673	$39,299	25.4%
Advisory and transaction fees, net	13,294	19,302	(6,008)	(31.1)	23,892	31,074	(7,182)	(23.1)
Performance fees(1):
Unrealized	13,228	(98,372)	111,600	NM	(432,240)	65,247	(497,487)	NM
Realized	52,641	136,497	(83,856)	(61.4)	331,916	291,958	39,958	13.7
Total performance fees	65,869	38,125	27,744	72.8	(100,324)	357,205	(457,529)	NM
Principal investment income (loss)	11,105	10,348	757	7.3	(6,426)	42,076	(48,502)	NM
Total Revenues	213,080	145,050	68,030	46.9	111,114	585,028	(473,914)	(81.0)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	36,509	30,294	6,215	20.5	71,530	61,763	9,767	15.8
Equity-based compensation	6,875	7,704	(829)	(10.8)	13,647	14,799	(1,152)	(7.8)
Profit sharing expense:
Unrealized	6,380	(34,983)	41,363	NM	(131,253)	20,033	(151,286)	NM
Realized	31,644	53,137	(21,493)	(40.4)	133,726	128,389	5,337	4.2
Realized: Equity-based	15,483	462	15,021	NM	28,084	462	27,622	NM
Total profit sharing expense	53,507	18,616	34,891	187.4	30,557	148,884	(118,327)	(79.5)
Total compensation and benefits	96,891	56,614	40,277	71.1	115,734	225,446	(109,712)	(48.7)
Non-compensation expenses:
General, administrative and other	15,740	16,617	(877)	(5.3)	30,838	33,977	(3,139)	(9.2)
Placement fees	32	1,341	(1,309)	(97.6)	83	1,475	(1,392)	(94.4)
Total non-compensation expenses	15,772	17,958	(2,186)	(12.2)	30,921	35,452	(4,531)	(12.8)
Total Expenses	112,663	74,572	38,091	51.1	146,655	260,898	(114,243)	(43.8)
Other Income (Loss):
Net gains (losses) from investment activities	(20,137)	(100)	(20,037)	NM	(32,014)	3,296	(35,310)	NM
Net interest loss	(3,857)	(4,336)	479	(11.0)	(7,784)	(8,578)	794	(9.3)
Other income (loss), net	(2,398)	781	(3,179)	NM	(2,147)	18,571	(20,718)	NM
Total Other Income (Loss)	(26,392)	(3,655)	(22,737)	NM	(41,945)	13,289	(55,234)	NM
Economic Income (Loss)	$74,025	$66,823	$7,202	10.8%	$(77,486)	$337,419	$(414,905)	NM

(1)	Performance fees includes performance allocations and incentive fees.
Revenues
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Management fees increased by $45.5 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This change was primarily attributable to the commencement of Fund IX’s investment period in April 2018, resulting in $80.4 million in management fees during the three months ended June 30, 2018. The increase in management fees was partially offset by decreased management fees earned from Fund VIII and Fund VI of $27.4 million and $6.4 million, respectively, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The decrease in management fees earned from Fund VIII was the result of a change in the basis upon which management fees are earned from capital commitments to invested capital. The decrease in management fees earned from Fund VI resulted from the termination of the fund’s management fees.
Advisory and transaction fees, net decreased by $6.0 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This change was primarily attributable to a decrease in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $7.5 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Performance fees increased by $27.7 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This change was primarily attributable to increases in performance fees earned from Fund VII, ANRP I, and ANRP II of $62.5 million, $50.6 million and $9.5 million, respectively, partially offset by decreases in performance fees earned from Fund VI and Fund VIII of $63.1 million and $33.9 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The increase in performance fees from Fund VII was primarily driven by appreciation in the value of the fund’s public portfolio companies in the energy sector and the increases from ANRP I and ANRP II were driven by lower depreciation in the value of the funds’ public portfolio companies. The decrease in the performance fees earned from Fund VI was primarily driven by depreciation in the value of the fund’s public portfolio companies in the leisure sector. The decrease in performance fees earned from Fund VIII was primarily driven by lower appreciation in the value of the fund’s private portfolio companies.
Principal investment income increased by $0.8 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This change was primarily attributable to increases in income from Apollo’s equity ownership interest in Fund VII and ANRP II of $3.8 million and $2.3 million, respectively, offset by decreases in income from Apollo’s equity ownership interest in Fund VIII and AION of $4.3 million and $0.9 million, respectively, during the three months ended June 30, 2018, as compared to the same period in 2017.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Management fees increased by $39.3 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This change was primarily attributable to the commencement of Fund IX’s investment period in April 2018, resulting in $80.4 million in management fees during the six months ended June 30, 2018. The increase in management fees was partially offset by decreased management fees earned from Fund VIII and Fund VI of $27.4 million and $12.0 million, respectively, during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease in management fees earned from Fund VIII was the result of a change in the basis upon which management fees are earned from capital commitments to invested capital. The decrease in management fees earned from Fund VI resulted from the termination of the fund’s management fee agreement.
Advisory and transaction fees, net decreased by $7.2 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This change was primarily attributable to a decrease in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $9.9 million, partially offset by an increase in net advisory and transaction fees earned with respect to ANRP II’s portfolio companies of $1.5 million during the six months ended June 30, 2018, as compared to the same period during 2017.
Performance fees were $(100.3) million for the six months ended June 30, 2018, as compared to performance fees of $357.2 million for the six months ended June 30, 2017. This change was primarily attributable to decreases in performance fees earned from Fund VIII, Fund VI and AAA/Other of $358.3 million, $102.4 million and $31.6 million, respectively during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease in performance fees earned from Fund VIII was primarily driven by depreciation in the value of the fund’s public portfolio companies and the decrease in Fund VI was primarily driven by depreciation in value in the funds’ public portfolio companies in the leisure sector. The decrease in performance fees earned from AAA/Other was a result of depreciation in the share price of Athene Holding. The decreases in performance fees were partially offset by an increase in performance fees earned from Fund VII of $45.9 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase in performance fees earned from Fund VII was primarily driven by appreciation in the value of the fund’s public portfolio companies in the energy sector.
Principal investment loss was $6.4 million for the six months ended June 30, 2018, as compared principal investment income of $42.1 million for the six months ended June 30, 2017. This change was primarily attributable to decreases in income from Apollo’s equity ownership interest in Fund VIII of $42.9 million during the six months ended June 30, 2018, as compared to the same period in 2017.
Expenses
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Compensation and benefits expense increased by $40.3 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This change was primarily attributable to an increase in profit sharing expense of $34.9 million as a result of a corresponding increase in performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds that are generating performance fees in the period.
Included in profit sharing expense is $10.9 million and $15.8 million related to the Incentive Pool for the three months ended June 30, 2018 and 2017, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Placement fees decreased by $1.3 million during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This change was primarily driven by placement fees incurred in connection with capital raising activity relating to Fund IX of $1.3 million during the three months ended June 30, 2017.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Compensation and benefits expense decreased by $109.7 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This change was primarily attributable to a decrease in profit sharing expense of $118.3 million during the six months ended June 30, 2018, as compared to the same period in 2017, as a result of a corresponding decrease in performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period.
Included in profit sharing expense is $25.0 million and $31.2 million related to the Incentive Pool for the six months ended June 30, 2018 and 2017, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
General, administrative and other decreased by $3.1 million during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The change was primarily driven by a decrease in new fund organizational expenses related to the launch of Fund IX, offset by increased professional fees during the three months ended June 30, 2018, as compared to the same period in 2017.
Placement fees decreased by $1.4 million during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This change was primarily driven by placement fees incurred in connection with capital raising activity relating to Fund IX of $1.3 million during the six months ended June 30, 2017.
Other Income (Loss)
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Net losses from investment activities increased by $20.0 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This change was primarily attributable to a decrease in the fair value of the Company’s investment in Athene Holding during the three months ended June 30, 2018 as compared to the same period in 2017. See note 6 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Other loss, net was $2.4 million for the three months ended June 30, 2018, as compared to other income, net of $0.8 million for the three months ended June 30, 2017, primarily attributable to foreign exchange losses during the three months ended June 30, 2018 as compared to foreign exchange gains during the same period in 2017.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net losses from investment activities were $32.0 million for the six months ended June 30, 2018, as compared to net gains from investment activities of $3.3 million for the six months ended June 30, 2017. This change was primarily attributable to a loss on the Company’s investment in Athene Holding during the six months ended June 30, 2018, as compared to a gain on the Company’s investment in Athene Holding during the six months ended June 30, 2017. See note 6 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Other loss, net was $2.1 million for the six months ended June 30, 2018, as compared to other income, net of $18.6 million for the six months ended June 30, 2017. This change was primarily attributable to insurance proceeds of $17.5 million received during the six months ended June 30, 2017 in connection with fees and expenses relating to a legal proceeding.

Real Assets
The following table sets forth our segment statement of operations information and EI within our real assets segment.

	For the Three Months Ended June 30,		Total Change	Percentage Change	For the Six Months Ended June 30,		Total Change	Percentage Change
	2018	2017			2018	2017
	(in thousands)				(in thousands)
Real Assets:
Revenues:
Management fees	$18,465	$19,777	$(1,312)	(6.6)%	$36,438	$36,090	$348	1.0%
Advisory and transaction fees, net	2	618	(616)	(99.7)	50	1,357	(1,307)	(96.3)
Performance fees(1):
Unrealized	(258)	926	(1,184)	NM	(2,923)	3,530	(6,453)	NM
Realized	2,802	5,175	(2,373)	(45.9)	5,928	5,239	689	13.2
Total performance fees	2,544	6,101	(3,557)	(58.3)	3,005	8,769	(5,764)	(65.7)
Principal investment income	799	1,015	(216)	(21.3)	317	2,018	(1,701)	(84.3)
Total Revenues	21,810	27,511	(5,701)	(20.7)	39,810	48,234	(8,424)	(17.5)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	10,098	9,022	1,076	11.9	20,534	17,392	3,142	18.1
Equity-based compensation	847	634	213	33.6	1,706	1,182	524	44.3
Profit sharing expense:
Unrealized	(307)	(70)	(237)	338.6	(1,398)	1,964	(3,362)	NM
Realized	1,060	2,866	(1,806)	(63.0)	2,646	2,892	(246)	(8.5)
Equity-based	290	—	290	NM	539	—	539	NM
Total profit sharing expense	1,043	2,796	(1,753)	(62.7)	1,787	4,856	(3,069)	(63.2)
Total compensation and benefits	11,988	12,452	(464)	(3.7)	24,027	23,430	597	2.5
Non-compensation expenses:
General, administrative and other	6,310	5,297	1,013	19.1	12,452	9,779	2,673	27.3
Total non-compensation expenses	6,310	5,297	1,013	19.1	12,452	9,779	2,673	27.3
Total Expenses	18,298	17,749	549	3.1	36,479	33,209	3,270	9.8
Other Loss:
Net gains from investment activities	4	—	4	NM	11	—	11	NM
Net interest loss	(1,097)	(1,247)	150	(12.0)	(2,140)	(2,471)	331	(13.4)
Other income (loss), net	(699)	240	(939)	NM	(636)	303	(939)	NM
Total Other Loss	(1,792)	(1,007)	(785)	78.0	(2,765)	(2,168)	(597)	27.5
Economic Income	$1,720	$8,755	$(7,035)	(80.4)%	$566	$12,857	$(12,291)	(95.6)%

(1)	Performance fees includes performance allocations and incentive fees.
Revenues
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Management fees decreased by $1.3 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This change was primarily attributable to decreases in management fees earned from Trophy Property Development Fund, L.P. and Apollo Asia Real Estate Fund L.P. (“Asia RE Fund”) of $0.8 million and $0.8 million, respectively, during the three months ended June 30, 2018, as compared to the same period during 2017. The decrease was partially offset by an increase in management fees earned from ARI of $0.7 million during the three months ended June 30, 2018, as compared to the same period during 2017.
Advisory and transaction fees, net, decreased by $0.6 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This change was primarily attributable to a decrease in net advisory and transaction fees earned with respect to AGRE Debt Fund I, L.P. (“AGRE Debt Fund I”) of $0.6 million during the three months ended June 30, 2018, as compared to the same period during 2017.
Performance fees decreased by $3.6 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This change was primarily attributable to a decrease in performance fees earned from strategic investment accounts and U.S. RE Fund I of $2.6 million and $0.8 million, respectively. The decrease in performance fees earned from strategic investment accounts is primarily due to the reversal of cumulative unrealized performance fees for one of our strategic investment accounts that invests in Asia. This was partially offset by appreciation in the Asia RE Fund, resulting in unrealized performance fees of $0.9 million. Performance fees earned from U.S. RE Fund I were generated at a slower rate during the three months ended June 30, 2018 compared to the same period during 2017 as the fund continued to harvest investments during the three months ended June 30, 2018.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Advisory and transaction fees, net, decreased by $1.3 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This change was primarily attributable to a decrease in net advisory and transaction fees earned with respect to AGRE Debt Fund I of $1.3 million during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017.
Performance fees decreased by $5.8 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. Performance fees earned from certain funds, including U.S. RE Fund I, includes an allocation of performance fees from a strategic investment account that invests in the funds. This change was primarily attributable to decreases in performance fees earned from strategic investment accounts and U.S. RE Fund I of $3.2 million and $1.9 million, respectively, during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The decrease in performance fees earned from strategic investment accounts is primarily due to the reversal of cumulative unrealized performance fees for one of our strategic investment accounts that invests in Asia. Performance fees earned from U.S. RE Fund I was generated at a slower rate during the six months ended June 30, 2018 compared to the same period during 2017, as the fund continued to harvest investments during the six months ended June 30, 2018.
Principal investment income decreased by $1.7 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This change was driven by decreases in the income from Apollo’s equity ownership interest in U.S. RE Fund I and ARI of $1.0 million and $0.4 million, respectively, during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017.
Expenses
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Compensation and benefits decreased by $0.5 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This change was primarily attributable to a decrease in profit sharing expense of $1.8 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 as a result of a corresponding decrease in performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. This decrease was partially offset by an increase in salary, bonus and benefits of $1.1 million during the three months ended June 30, 2018 as compared to the same period in 2017 primarily due to increased headcount.
Included in profit sharing expense is $0.3 million and $0.4 million related to the Incentive Pool for the three months ended June 30, 2018 and 2017, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular quarter.
General, administrative and other increased by $1.0 million during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This change was primarily attributable to an increase in professional fees and other miscellaneous expenses during the three months ended June 30, 2018 as compared to the same period in 2017.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Compensation and benefits increased by $0.6 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. Salary, bonus and benefits increased by $3.1 million during the six months ended June 30, 2018, as compared to the same period during 2017 primarily due to increased headcount. In addition, equity-based compensation increased $0.5 million during the six months ended June 30, 2018, as compared to the same period during 2017. These increases were partially offset by a decrease in profit sharing expense of $3.1 million during the six months ended June 30, 2018, as compared to the same period in 2017, as a result of a corresponding decrease in performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period.
Included in profit sharing expense is $0.8 million and $0.4 million related to the Incentive Pool for the six months ended June 30, 2018 and 2017, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
General, administrative and other increased by $2.7 million during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This change was primarily attributable to increases in professional fees and other miscellaneous expenses during the six months ended June 30, 2018 as compared to the same period in 2017.
Summary of Fee Related Earnings
The following table is a summary of Fee Related Earnings.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Management Fees	$325,864	$266,908	$598,067	$518,961
Advisory and Transaction Fees, net	15,580	23,629	28,574	38,696
Performance fees(1)	5,766	5,737	11,041	6,463
Salary, Bonus and Benefits	(104,501)	(98,560)	(211,032)	(193,281)
Non-compensation Expenses	(55,987)	(58,933)	(110,689)	(114,769)
Other Income attributable to Fee Related Earnings(2)	313	2,242	5,188	20,362
Non-Controlling Interest	(1,364)	(559)	(2,579)	(1,493)
Fee Related Earnings	$185,671	$140,464	$318,570	$274,939

(1)	Represents performance fees earned from a publicly traded business development company we manage.

(2)	Includes $17.5 million in insurance proceeds recognized in connection with fees and expenses relating to a legal proceeding during the six months ended June 30, 2017.
Summary of Distributable Earnings
The following table is a reconciliation of Distributable Earnings per share of common and equivalents to net distribution per share of common and equivalent.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Distributable Earnings	$241,022	$257,706	$447,775	$497,311
Taxes and related payables(1)	(13,838)	(6,724)	(25,036)	(13,072)
Preferred distributions	(8,952)	(4,772)	(13,335)	(4,772)
Distributable Earnings After Taxes and Related Payables	218,232	246,210	409,404	479,467
Add back: Tax and related payables attributable to common and equivalents	11,808	4,825	20,975	9,385
Distributable Earnings before certain payables(2)	230,040	251,035	430,379	488,852
Percent to common and equivalents	51%	49%	51%	49%
Distributable Earnings before other payables attributable to common and equivalents	117,351	122,265	219,551	238,093
Less: Taxes and related payables attributable to common and equivalents	(11,808)	(4,825)	(20,975)	(9,385)
Distributable Earnings attributable to common and equivalents	$105,543	$117,440	$198,576	$228,708
Distributable Earnings per share of common and equivalent(3)	$0.53	$0.60	$0.99	$1.17
Retained capital per share of common and equivalent(3)(4)	(0.10)	(0.08)	(0.18)	(0.16)
Net distribution per share of common and equivalent(3)	$0.43	$0.52	$0.81	$1.01

(1)
Represents the estimated current corporate, local and non-U.S. taxes as well as the payable under Apollo’s tax receivable agreement. DE After Taxes and Related Payables is calculated after current taxes and the impact of the tax receivable agreement (“TRA”). The TRA component of taxes used in calculating DE After Taxes was previously estimated based on the tax asset used to reduce the prior year’s tax liability. In 2018, the DE effective tax rate, using this estimation methodology, results in an increase in the tax rate despite the significantly reduced federal tax rate under tax reform. We believe it is more meaningful to estimate the current year impact of the TRA component of taxes when calculating DE After Taxes. The impact of this change is not significant to DE After Taxes and Related Payables as previously reported; DE After Taxes and Related Payables would have been $238.5 million and $463.7 million for the three and six months ended June 30, 2017, respectively.

(2)	Distributable earnings before certain payables represents Distributable Earnings before the deduction for the estimated current corporate taxes and the payable under Apollo’s TRA.

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

Summary of Non-U.S. GAAP Measures
The table below sets forth a reconciliation of net income (loss) attributable Apollo Global Management, LLC Class A Shareholders to our non-U.S. GAAP performance measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net Income (Loss) Attributable to Apollo Global Management, LLC Class A Shareholders	$54,658	$86,908	$(7,987)	$232,104
Preferred distributions	8,952	4,772	13,335	4,772
Net income attributable to Non-Controlling Interests in consolidated entities	8,716	4,535	14,695	7,919
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	71,484	96,727	14,419	303,177
Net Income	$143,810	$192,942	$34,462	$547,972
Income tax provision (benefit)	18,924	(777)	27,504	38,384
Income Before Income Tax Provision (Benefit)	$162,734	$192,165	$61,966	$586,356
Transaction-related charges and equity-based compensation	(6,905)	3,087	(5,053)	2,275
Net income attributable to Non-Controlling Interests in consolidated entities	(8,716)	(4,535)	(14,695)	(7,919)
Economic Income(1)	$147,113	$190,717	$42,218	$580,712
Income tax provision on Economic Income	(29,690)	(2,397)	(41,426)	(60,769)
Preferred distributions	(8,952)	(4,772)	(13,335)	(4,772)
Economic Net Income (Loss)	$108,471	$183,548	$(12,543)	$515,171
Preferred distributions	8,952	4,772	13,335	4,772
Income tax provision on Economic Income	29,690	2,397	41,426	60,769
Performance fees(2)	(135,093)	(122,529)	(6,854)	(480,809)
Profit sharing expense	96,780	58,001	98,680	206,276
Equity-based compensation(3)	16,033	17,566	33,391	34,311
Principal investment income	(22,792)	(17,219)	(10,188)	(56,433)
Net (gains) losses from investment activities	67,565	399	134,702	(34,091)
Net interest loss	10,336	12,067	20,277	24,055
Other	5,729	1,462	6,344	918
Fee Related Earnings	$185,671	$140,464	$318,570	$274,939
Depreciation, amortization and other, net	2,493	2,522	5,082	5,035
Fee Related EBITDA	$188,164	$142,986	$323,652	$279,974
Realized performance fees(4)	114,474	193,054	236,776	378,789
Realized profit sharing expense(4)	(69,810)	(79,083)	(133,457)	(167,806)
Fee Related EBITDA + 100% of Net Realized Performance Fees	$232,828	$256,957	$426,971	$490,957
Non-cash revenues	(843)	(842)	(1,685)	(1,685)
Realized principal investment income	19,373	13,658	42,766	32,094
Net interest loss	(10,336)	(12,067)	(20,277)	(24,055)
Distributable Earnings	$241,022	$257,706	$447,775	$497,311
Taxes and related payables	(13,838)	(6,724)	(25,036)	(13,072)
Preferred distributions	(8,952)	(4,772)	(13,335)	(4,772)
Distributable Earnings After Taxes and Related Payables	$218,232	$246,210	$409,404	$479,467

(1)	See note 15 for more details regarding Economic Income for the combined segments.

(2)	Excludes performance fees from a publicly traded business development company we manage.

(3)	Includes equity-based compensation related to RSUs (excluding RSUs granted in connection with the 2007 private placement), share options and restricted share awards.

(4)	Excludes realized performance fees and realized profit sharing expense in the form of Athene shares.

Liquidity and Capital Resources
Overview
Apollo’s business model primarily derives revenues and cash flows from the assets it manages. Apollo targets operating expense levels such that fee income exceeds total operating expenses each period. The company intends to distribute to its shareholders on a quarterly basis substantially all of its distributable earnings after taxes and related payables in excess of amounts determined to be necessary or appropriate to provide for the conduct of the business. As a result, the Company requires limited capital resources to support the working capital or operating needs of the business. While primarily met by cash flows generated through fee income received, liquidity needs are also met (to a limited extent) through proceeds from borrowings and equity issuances as described in note 9 and note 12 to the condensed consolidated financial statements, respectively. The Company had cash and cash equivalents of $1.1 billion at June 30, 2018.
Primary Sources & Uses of Cash
The Company has multiple sources of short-term liquidity to meet its capital needs, including cash on hand, annual cash flows from its activities, and available funds from the Company’s $500 million revolving credit facility as of June 30, 2018. The revolving credit facility was refinanced in July 2018 to a $750 million revolving credit facility with a final maturity of 2023. The Company believes these sources will be sufficient to fund our capital needs for at least the next twelve months. If the Company determines that market conditions are favorable after taking into account our liquidity requirements, we may seek to issue additional senior notes, preferred equity, or other financing instruments.
The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows:

	For the Six Months Ended June 30,
	2018	2017
	(in thousands)
Operating Activities	$395,075	$419,969
Investing Activities	223,551	(18,400)
Financing Activities	(310,719)	(131,005)
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	$307,907	$270,564
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

•
During the six months ended June 30, 2018 and 2017, cash provided by operating activities primarily include cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, offset by cash outflows for compensation, general, administrative, and other expenses. Net cash provided by operating activities also reflects the operating activity of our consolidated funds and VIEs, which primarily include cash inflows from the sale of investments offset by cash outflows for purchases of investments.

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

•
During the six months ended June 30, 2018, cash provided by investing activities primarily reflected proceeds from maturities of U.S. Treasury securities, offset by purchases of U.S. Treasury securities and other investments and net contributions to equity method investments.

•	During the six months ended June 30, 2017, cash used by investing activities primarily reflected net contributions to equity method investments, offset by repayment of related party loans.

Financing Activities
The Company’s financing activities reflect its capital market transactions and transactions with owners. The primary sources of cash within the financing activities section includes proceeds from debt and preferred equity issuances. The primary uses of cash within the financing activities section include: (a) distributions, (b) tax receivable agreement payments, (c) share repurchases, (d) net share settlements, and (e) repayments of debt.

•
During the six months ended June 30, 2018, cash used by financing activities primarily reflected repayments on the term loan facility to AMH and distributions to Class A shareholders and Non-Controlling interest holders, partially offset by proceeds from the issuance of the Series B Preferred shares and the 2048 Senior Notes.

•
During the six months ended June 30, 2017, cash provided by financing activities primarily reflected proceeds from issuance of Series A Preferred shares, offset by distributions to Class A shareholders and Non-Controlling interest holders.

Future Debt Obligations
The Company had long-term debt of $1.4 billion at June 30, 2018, which includes $1.3 billion of Senior Notes with maturities in 2024, 2026 and 2048. See note 9 to the condensed consolidated financial statements for further information regarding the Company’s debt arrangements.
Contractual Obligations, Commitments and Contingencies
The Company had unfunded general partner commitments of $1.4 billion at June 30, 2018, of which $696 million related to Fund IX. For a summary and a description of the nature of the Company’s commitments, contingencies and contractual obligations, see note 14 to the condensed consolidated financial statements and “—Contractual Obligations, Commitments and Contingencies”. The Company’s commitments are primarily fulfilled through cash flows from operations and (to a limited extent) through borrowings and equity issuances as described in note 9 and note 12 to the condensed consolidated financial statements, respectively.
Consolidated Funds and VIEs
The Company manages its liquidity needs by evaluating unconsolidated cash flows; however, the Company’s financial statements reflect the financial position of Apollo as well as Apollo’s consolidated funds and VIEs. The primary sources and uses of cash at Apollo’s consolidated funds and VIEs include: (a) raising capital from their investors, which have been reflected historically as Non-Controlling Interests of the consolidated subsidiaries in our financial statements, (b) using capital to make investments, (c) generating cash flows from operations through distributions, interest and the realization of investments, (d) distributing cash flow to investors, and (e) issuing debt to finance investments (CLOs).
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

Revolver Facility
As further described in note 9 to the condensed consolidated financial statements, under the Company’s 2013 AMH Credit Facilities, the Company may borrow in an aggregate amount not to exceed $500 million plus additional amounts so long as a net leverage ratio not to exceed 3.75 to 1.00 is complied with. Borrowings under the Revolver Facility may be used for working capital and general corporate purposes, including without limitation, permitted acquisitions. As of June 30, 2018 and December 31, 2017, the Revolver Facility was undrawn. The Revolver Facility was refinanced in July 2018 to a $750 million revolving credit facility with a final maturity of 2023.
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
On August 2, 2018, the Company declared a cash distribution of $0.43 per Class A share, which will be paid on August 31, 2018 to holders of record on August 17, 2018. Also, the Company declared a cash distribution of $0.398438 per Series A Preferred share and Series B Preferred share which will be paid on September 17, 2018 to holders of record on September 1, 2018.
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
AINV Share Repurchases
On March 11, 2016, it was announced that Apollo intended to embark on a program to purchase $50 million of AINV’s common stock, subject to certain regulatory approvals. Under the program, shares may be purchased from time to time in open market transactions and in accordance with applicable law. As of June 30, 2018, Apollo had purchased approximately 871 thousand shares, or approximately $4.9 million of AINV’s common stock.
Athora
On April 14, 2017, Apollo made an unfunded commitment of €125 million to purchase new Class B-1 equity interests in Athora, a strategic platform established to acquire traditional closed life insurance policies and provide capital and reinsurance solutions to insurers in Europe. In January 2018, Apollo purchased Class C-1 equity interests in Athora that represent a profits interest in Athora which, upon meeting certain vesting triggers, will be convertible by Apollo into additional Class B-1 equity interests in Athora. Apollo and Athene are minority investors in Athora and long term strategic partners with aggregate voting power of 35% and 10%, respectively. For more information regarding unfunded general partner commitments, see “—Contractual Obligations, Commitments and Contingencies”.

Fund VII, Fund VI and ANRP II Escrow
As of June 30, 2018, the remaining investments and escrow cash of Fund VII, Fund VI and ANRP II were valued at 100%, 88% and 103% of the fund’s unreturned capital, respectively, which was below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future performance fees distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation.
Clawback
Performance fees from our private equity funds and certain credit and real assets funds is subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative performance fees distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. See “—Overview of Results of Operations—Performance Fees” for the maximum performance fees subject to potential reversal by each fund.
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
Equity-Based Profit Sharing Expense
Profit sharing amounts are generally not paid until the related performance fees are distributed to the general partner upon realization of the fund’s investments. Under certain profit sharing arrangements, a portion of the performance fees distributed to the general partner is allocated by issuance of equity-based awards, rather than cash to employees. See note 2 to the condensed consolidated financial statements for further information regarding the accounting for the Company’s profit sharing arrangements.
Strategic Relationship Agreement with CalPERS
On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with CalPERS. The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. As of June 30, 2018, the Company had reduced fees charged to CalPERS on the funds it manages by approximately $107.0 million.
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
A significant part of our compensation expense is derived from amortization of RSUs. The fair value of all RSU grants after March 29, 2011 is based on the grant date fair value, which considers the public share price of the Company. The Company has three types of RSU grants, which we refer to as Plan Grants, Bonus Grants, and Performance Grants. Plan Grants may or may not provide the right to receive distribution equivalents until the RSUs vest and, for grants made after 2011, the underlying shares are generally issued by March 15th after the year in which they vest. For Plan Grants, the grant date fair value is based on the public share price of the Company, and is discounted for transfer restrictions and lack of distributions until vested. Bonus Grants provide the right to receive distribution equivalents on both vested and unvested RSUs and Performance Grants provide the right to receive distribution equivalents on vested RSUs and may also provide the right to receive distribution equivalents on unvested RSUs. Both Bonus Grants and Performance Grants are generally issued by March 15th of the year following the year in which they vest. For Bonus Grants and Performance Grants, the grant date fair value for the periods presented is based on the public share price of the Company, and is discounted for transfer restrictions.
We utilized the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting distributions on Plan Grant RSUs. The weighted average for the inputs utilized for the shares granted are presented in the table below for Plan Grants:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Distribution Yield(1)	6.9%	5.8%	6.5%	6.2%
Cost of Equity Capital Rate(2)	11.0%	11.3%	10.9%	11.3%

(1)
Calculated based on the historical distributions paid during the twelve months ended June 30, 2018 and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.

(2)
Assumes a discount rate that was equivalent to the opportunity cost of foregoing distributions on unvested Plan Grant RSUs as of the valuation date, based on the Capital Asset Pricing Model (“CAPM”). CAPM is a commonly used mathematical model for developing expected returns.

The following table summarizes the weighted average discounts for Plan Grants:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Plan Grants:
Discount for the lack of distributions until vested(1)	14.2%	13.5%	13.1%	11.2%

(1)	Based on the present value of a growing annuity calculation.
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
The inputs utilized in the Finnerty Model are (i) length of holding period, (ii) volatility and (iii) distribution yield. The weighted average for the inputs utilized for the shares granted are presented in the table below for Plan Grants, Bonus Grants and Performance Grants:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Plan Grants:
Holding Period Restriction (in years)	0.5	0.9	0.5	0.5
Volatility(1)	25.6%	23.0%	24.9%	21.5%
Distribution Yield(2)	6.9%	5.8%	6.5%	6.2%
Bonus Grants:
Holding Period Restriction (in years)	N/A	0.2	0.2	0.2
Volatility(1)	N/A	22.5%	22.5%	22.5%
Distribution Yield(2)	N/A	5.3%	5.3%	5.3%
Performance Grants:
Holding Period Restriction (in years)	1.2	N/A	1.2	N/A
Volatility(1)	25.0%	N/A	23.5%	N/A
Distribution Yield(2)	6.0%	N/A	5.5%	N/A

(1)	The Company determined the expected volatility based on the volatility of the Company’s Class A share price as of the grant date with consideration to comparable companies.

(2)
Calculated based on the historical distributions paid during the twelve months ended June 30, 2018 and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.

The following table summarizes the weighted average marketability discounts for Plan Grants, Bonus Grants and Performance Grants:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Plan Grants:
Marketability discount for transfer restrictions(1)	4.0%	4.7%	3.9%	3.3%
Bonus Grants:
Marketability discount for transfer restrictions(1)	N/A	2.3%	2.3%	2.3%
Performance Grants:
Marketability discount for transfer restrictions(1)	5.8%	N/A	5.6%	N/A

(1)	Based on the Finnerty Model calculation.
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

Contractual Obligations, Commitments and Contingencies
The Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are presented below and include the future payments for a lease signed on July 30, 2018:

	Remaining 2018	2019	2020	2021	2022	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$18,403	$36,546	$24,400	$31,485	$35,395	$435,506	$581,735
Other long-term obligations(2)	13,841	7,172	2,357	2,107	1,497	1,240	28,214
2018 AMH Credit Facility(3)	321	675	675	675	675	358	3,379
2024 Senior Notes(4)	10,000	20,000	20,000	20,000	20,000	528,333	618,333
2026 Senior Notes(5)	11,000	22,000	22,000	22,000	22,000	574,983	673,983
2048 Senior Notes(6)	7,500	15,000	15,000	15,000	15,000	678,750	746,250
2014 AMI Term Facility I	160	319	319	16,190	—	—	16,988
2014 AMI Term Facility II	158	316	316	316	18,077	—	19,183
2016 AMI Term Facility I	129	258	258	258	258	20,325	21,486
2016 AMI Term Facility II	155	309	309	15,614	—	—	16,387
Obligations as of June 30, 2018	$61,667	$102,595	$85,634	$123,645	$112,902	$2,239,495	$2,725,938

(1)	Includes payments associated with a lease which was signed on July 30, 2018.

(2)
Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(3)	The commitment fee as of July 11, 2018 on the 2018 AMH Credit Facility was 0.09%. See note 16 of the condensed consolidated financial statements for further discussion of the 2018 AMH Credit Facility.

(4)
$500 million of the 2024 Senior Notes matures in May 2024. The interest rate on the 2024 Senior Notes as of June 30, 2018 was 4.00%. See note 9 of the condensed consolidated financial statements for further discussion of the 2024 Senior Notes.

(5)
$500 million of the 2026 Senior Notes matures in May 2026. The interest rate on the 2026 Senior Notes as of June 30, 2018 was 4.40%. See note 9 of the condensed consolidated financial statements for further discussion of the 2026 Senior Notes.

(6)
$300 million of the 2048 Senior Notes matures in March 2048. The interest rate on the 2048 Senior Notes as of June 30, 2018 was 5.00%. See note 9 of the condensed consolidated financial statements for further discussion of the 2026 Senior Notes.

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
Commitments
Certain of our management companies and general partners are committed to contribute to the funds we manage and certain related parties. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our related parties, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its related parties, the percentage of total fund commitments of Apollo and its related parties, the commitment and remaining commitment amounts of Apollo only (excluding related parties), and the percentage of total fund commitments of Apollo only (excluding related parties) for each credit, private equity and real assets fund as of June 30, 2018 as follows ($ in millions):

Fund	Apollo and Related Party Commitments		% of Total Fund Commitments	Apollo Only (Excluding Related Party) Commitments	Apollo Only (Excluding Related Party) % of Total Fund Commitments	Apollo and Related Party Remaining Commitments	Apollo Only (Excluding Related Party) Remaining Commitments
Credit:
Apollo Credit Opportunity Fund III, L.P. (“COF III”)	$358.1		10.45%	$83.1	2.43%	$86.4	$21.0
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	30.5		1.93	23.4	1.48	0.8	0.6
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	449.2		30.26	29.7	2.00	237.1	4.2
Apollo European Principal Finance Fund III, L.P. (“EPF III”)(1)	609.4		13.33	93.2	2.04	508.6	79.3
Apollo European Principal Finance Fund II, L.P. (“EPF II”)(1)	411.9		11.83	60.2	1.73	100.9	19.0
Apollo European Principal Finance Fund, L.P. (“EPF I”)(1)	313.9		20.74	20.7	1.37	51.1	4.8
Financial Credit Investment III, L.P. (“FCI III”)	224.3		11.76	0.1	0.01	136.7	0.1
Financial Credit Investment II, L.P. (“FCI II”)	244.6		15.72	—	—	116.7	—
Financial Credit Investment I, L.P. (“FCI I”)	151.3		27.07	—	—	76.9	—
Apollo Structured Credit Recovery Master Fund IV, L.P. (“SCRF IV”)	327.3		16.91	42.3	2.19	158.3	20.5
MidCap	1,672.6		80.23	110.9	5.32	169.0	31.0
Apollo Moultrie Credit Fund, L.P.	400.0		100.00	—	—	190.0	—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	300.0		100.00	—	—	—	—
Apollo Asia Private Credit Fund, L.P. (“APC”)	158.5		69.06	0.1	0.04	40.2	—
Apollo Energy Opportunity Fund, L.P. (“AEOF”)	125.5		12.01	25.5	2.44	92.8	18.9
Apollo Accord Master Fund II, L.P.	273.7		42.96	11.6	1.82	273.7	11.6
Athora(1)	584.2		22.99	146.1	5.75	479.4	119.9
Other Credit	2,527.2		Various	246.2	Various	1,119.2	116.9
Private Equity:
Fund IX(2)	1,847.5		7.47	695.6	2.81	1,847.5	695.6
Fund VIII	1,543.5		8.40	395.5	2.15	362.1	93.7
Fund VII	467.2		3.18	178.1	1.21	69.7	25.7
Fund VI	246.3		2.43	6.1	0.06	9.7	0.2
Fund V	100.0		2.67	0.5	0.01	6.2	—
Fund IV	100.0		2.78	0.2	0.01	0.5	—
AION	151.5		18.34	50.0	6.05	73.7	23.8
ANRP I	426.1		32.21	10.1	0.76	68.8	1.3
ANRP II	581.2		16.83	25.9	0.75	299.7	13.2
A.A. Mortgage Opportunities, L.P.	425.0		84.46	—	—	—	—
Apollo Rose, L.P.	299.1		100.00	—	—	74.3	—
Champ, L.P.	196.8		78.25	27.2	10.8	7.3	1.1
Apollo Royalties Management, LLC	108.6		100.00	—	—	—	—
Apollo Hybrid Value Fund, L.P.	722.5		32.78	52.5	2.38	722.5	52.5
Other Private Equity	326.4		Various	6.4	Various	123.5	1.8
Real Assets:
U.S. RE Fund II(3)	443.4	(3)	48.19	4.7	0.52	254.8	2.9
U.S. RE Fund I(3)	434.8	(3)	66.55	16.6	2.54	121.3	2.7
CPI Capital Partners Europe, L.P.(1)	6.4		0.47	—	—	—	—
CPI Capital Partners Asia Pacific, L.P.	6.9		0.53	0.5	0.04	0.1	—
Asia RE Fund(3)	455.9	(3)	65.74	8.4	1.21	343.1	6.6
Other Real Assets	228.3		Various	1.7	Various	15.7	0.2
Other:
Apollo SPN Investments I, L.P.	12.7		0.30	12.7	0.30	7.9	7.9
Total	$18,292.3			$2,385.8		$8,246.2	$1,377.0

(1)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.17 as of June 30, 2018.

(2)	Apollo Only (Excluding Related Party) Remaining Commitments related to Fund IX are subject to future syndication to Apollo employees.

(3)
Figures for U.S. RE Fund I include base, additional, and co-investment commitments. A co-investment vehicle within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.32 as of June 30, 2018. Figures for U.S. RE Fund II and Asia RE Fund include co-investment commitments.

On April 30, 2015, Apollo entered into the AAA Investments Credit Agreement (see note 13 of our condensed consolidated financial statements for further disclosure regarding this facility). The 2018 AMH Credit Facility (see note 16 of our condensed consolidated financial statements for further disclosure regarding this facility), 2024 Senior Notes, 2026 Senior Notes and 2048 Senior Notes will have future impacts on our cash uses. See note 9 of our condensed consolidated financial statements for information regarding the Company’s debt arrangements.
Contingent Obligation—Performance fees with respect to certain credit and private equity funds and real assets funds is subject to reversal in the event of future losses to the extent of the cumulative performance fees recognized in income to date. See note 14 of our condensed consolidated financial statements for a description of our contingent obligation.
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of June 30, 2018, there were no underwriting commitments outstanding related to such offerings.

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
Certain of our funds hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize our risk exposure by limiting the counterparties with which our funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. As of June 30, 2018, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.
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
ITEM 1A.    RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our 2017 Annual Report, which is accessible on the Securities and Exchange Commission's website at www.sec.gov. There have been no material changes to the risk factors for the three months ended June 30, 2018.
The risks described in our 2017 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES
On May 4, 2018 and May 8, 2018, we issued 228,238 and 178,305 Class A shares, respectively, net of taxes to Apollo Management Holdings, L.P., a subsidiary of Apollo Global Management, LLC, in connection with issuances of shares to participants in the 2007 Equity Plan for an aggregate purchase price of $7.2 million and $5.6 million, respectively. The issuance was exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our Class A shares made by us or on our behalf during the fiscal quarter ended June 30, 2018.

Period	Number of Class A Shares Purchased(1)	Average Price Paid per Share	Class A Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Class A Shares that May be Purchased Under the Plan or Programs
April 1, 2018 through April 30, 2018	—	$—	—	$103,772,315
May 1, 2018 through May 31, 2018	370,000	31.51	72,475	101,488,628
June 1, 2018 through June 30, 2018	—	—	—	101,488,628
Total	370,000		72,475

(1)
Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted Class A shares of AGM that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's 2007 Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase Class A shares on the open market and retire them. During the three months ended June 30, 2018, we repurchased 297,525 Class A shares at an average price paid per share of $31.51 in open-market transactions not pursuant to a publicly-announced repurchase plan or program on account of these awards. See note 12 for further information on Class A Shares.

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

4.8
Form of 4.400% Senior Note due 2026 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2016 (File No. 001-35107), which is incorporated by reference).

4.9
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

4.11
Form of 5.000% Senior Note due 2018 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 15, 2018 (File No. 001-35107), which is incorporated by reference).

4.12
Form of 6.375% Series A Preferred Shares Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 7, 2017 (File No. 001-35107)).

4.13
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

*10.2	Sixth Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings I, L.P. dated as of June 21, 2018.

*10.3	Sixth Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings II, L.P. dated as of June 21, 2018.

*10.4	Fifth Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings III, L.P. dated as of March 19, 2018.

*10.5	Fifth Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings IV, L.P. dated as of March 19, 2018.

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

10.11	Employment Agreement with Leon D. Black dated January 4, 2017 (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the period ended December 31, 2016 (File No. 001-35107)).

10.12	Employment Agreement with Marc J. Rowan dated January 4, 2017 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the period ended December 31, 2016 (File No. 001-35107)).

10.13	Employment Agreement with Joshua J. Harris dated January 4, 2017 (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K for the period ended December 31, 2016 (File No. 001-35107)).

*10.14	Fifth Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings V, L.P. dated as of June 21, 2018.

*10.15	Fifth Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings VI, L.P. dated as of June 21, 2018.

*10.16	Fourth Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings VII, L.P. dated as of March 19, 2018.

*10.17	Fourth Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings VIII, L.P. dated as of March 19, 2018.

*10.18	Fourth Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings IX, L.P. dated as of March 19, 2018.

*10.19	Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings X, L.P. dated as of March 19, 2018.

*10.20	Third Amended and Restated Limited Liability Company Agreement of Apollo Principal Holdings XI, LLC dated as of March 19, 2018.

*10.21	Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings XII, L.P. dated as of March 19, 2018.

Exhibit Number	Exhibit Description

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

10.36	Amended Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the period ended March 31, 2014 (File No. 001-35107)).

+10.37	Employment Agreement with Martin Kelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

+10.38	Employment Agreement with John Suydam, dated July 19, 2017 (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the period ended September 30, 2017 (File No. 001-35107))

*10.39	Fourth Amended and Restated Exempted Limited Partnership Agreement of AMH Holdings (Cayman), L.P., dated March 19, 2018.

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

*10.49
Credit Agreement, dated as of July 11, 2018, by and among Apollo Management Holdings, L.P., as the Revolving Facility Borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time, the issuing banks party thereto from time to time and Citibank, N.A. as administrative agent.

10.50
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

10.51
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

10.52
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

10.53
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

10.54
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

+10.55
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

+10.57
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

+10.63
Amended and Restated Agreement of Limited Partnership of Apollo Global Carry Pool Aggregator, L.P., dated May 4, 2017 and effective as of July 1, 2016 (incorporated by reference to Exhibit 10.61 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

+10.64
Form of Award Agreement for Apollo Global Carry Pool Aggregator, L.P. (incorporated by reference to Exhibit 10.62 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107))

+10.65
Form of Letter Agreement under the Amended and Restated Limited Partnership Agreement of Apollo ANRP Advisors II, L.P. dated March 2, 2017 and effective as of August 21, 2015 (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 10-Q for the period ended June 30, 2017 (File No. 001-35107)).

+10.66
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

Apollo Global Management, LLC
(Registrant)

Date: August 6, 2018	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)