Form 10-Q
period 2018-09-30
Apollo Global Management LLC
filed 2018-11-05
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018 OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of November 2, 2018 there were 201,427,878 Class A shares and 1 Class B share outstanding.

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
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on September 30, 2018 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
“gross IRR” of a real assets fund represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on September 30, 2018 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
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
“net IRR” of a real assets fund represents the cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of September 30, 2018 or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
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

PART I—FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017
(dollars in thousands, except share data)

	As of September 30, 2018	As of December 31, 2017
Assets:
Cash and cash equivalents	$854,574	$751,273
Restricted cash	3,460	3,875
U.S. Treasury securities, at fair value	390,448	364,649
Investments (includes performance allocations of $1,435,233 and $1,828,930 as of September 30, 2018 and December 31, 2017, respectively)	3,415,165	3,559,834
Assets of consolidated variable interest entities:
Cash and cash equivalents	53,295	92,912
Investments, at fair value	1,202,185	1,196,190
Other assets	45,749	39,484
Incentive fees receivable	7,710	43,176
Due from related parties	335,778	262,588
Deferred tax assets, net	348,588	337,638
Other assets	207,477	231,757
Goodwill	88,852	88,852
Intangible assets, net	18,877	18,842
Total Assets	$6,972,158	$6,991,070
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$82,008	$68,873
Accrued compensation and benefits	159,516	62,474
Deferred revenue	182,045	128,146
Due to related parties	412,862	428,013
Profit sharing payable	684,594	752,276
Debt	1,361,024	1,362,402
Liabilities of consolidated variable interest entities:
Debt, at fair value	880,570	1,002,063
Other liabilities	73,689	115,658
Other liabilities	142,021	173,369
Total Liabilities	3,978,329	4,093,274
Commitments and Contingencies (see note 14)
Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Series A Preferred shares, 11,000,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017	264,398	264,398
Series B Preferred shares, 12,000,000 and 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	289,815	—
Class A shares, no par value, unlimited shares authorized, 201,089,465 and 195,267,669 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Additional paid in capital	1,350,331	1,579,797
Accumulated deficit	(273,535)	(379,460)
Accumulated other comprehensive loss	(3,600)	(1,809)
Total Apollo Global Management, LLC shareholders’ equity	1,627,409	1,462,926
Non-Controlling Interests in consolidated entities	271,379	140,086
Non-Controlling Interests in Apollo Operating Group	1,095,041	1,294,784
Total Shareholders’ Equity	2,993,829	2,897,796
Total Liabilities and Shareholders’ Equity	$6,972,158	$6,991,070
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(dollars in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Management fees	$358,750	$301,443	$987,102	$852,291
Advisory and transaction fees, net	13,154	16,209	42,145	54,905
Investment income:
Performance allocations	124,856	336,910	129,776	809,896
Principal investment income	16,153	47,488	25,334	102,877
Total investment income	141,009	384,398	155,110	912,773
Incentive fees	4,818	9,670	23,593	23,563
Total Revenues	517,731	711,720	1,207,950	1,843,532
Expenses:
Compensation and benefits:
Salary, bonus and benefits	112,722	108,853	343,623	316,011
Equity-based compensation	50,334	24,485	123,643	70,332
Profit sharing expense	63,059	137,296	121,327	339,679
Total compensation and benefits	226,115	270,634	588,593	726,022
Interest expense	15,209	13,303	44,168	39,497
General, administrative and other	70,657	68,149	194,851	189,918
Placement fees	746	5,397	1,384	12,560
Total Expenses	312,727	357,483	828,996	967,997
Other Income:
Net gains from investment activities	155,283	68,932	20,645	102,936
Net gains from investment activities of consolidated variable interest entities	13,001	845	28,746	11,085
Interest income	5,411	1,504	13,517	2,929
Other income, net	3,085	25,387	1,888	44,776
Total Other Income	176,780	96,668	64,796	161,726
Income before income tax provision	381,784	450,905	443,750	1,037,261
Income tax provision	(19,092)	(16,542)	(46,596)	(54,926)
Net Income	362,692	434,363	397,154	982,335
Net income attributable to Non-Controlling Interests	(191,171)	(231,411)	(220,285)	(542,507)
Net Income Attributable to Apollo Global Management, LLC	171,521	202,952	176,869	439,828
Net income attributable to Series A Preferred Shareholders	(4,383)	(4,383)	(13,149)	(9,155)
Net income attributable to Series B Preferred Shareholders	(4,781)	—	(9,350)	—
Net Income Attributable to Apollo Global Management, LLC Class A Shareholders	$162,357	$198,569	$154,370	$430,673
Distributions Declared per Class A Share	$0.43	$0.52	$1.47	$1.46
Net Income Per Class A Share:
Net Income Available to Class A Share – Basic	$0.77	$1.00	$0.70	$2.19
Net Income Available to Class A Share – Diluted	$0.77	$1.00	$0.70	$2.19
Weighted Average Number of Class A Shares Outstanding – Basic	200,347,996	192,882,082	199,837,707	190,014,240
Weighted Average Number of Class A Shares Outstanding – Diluted	200,347,996	192,882,082	199,837,707	190,014,240

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(dollars in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$362,692	$434,363	$397,154	$982,335
Other Comprehensive Income (Loss), net of tax:
Currency translation adjustments, net of tax	(2,318)	5,643	(15,183)	14,583
Net gain from change in fair value of cash flow hedge instruments	27	27	79	78
Net gain (loss) on available-for-sale securities	(309)	290	(546)	189
Total Other Comprehensive Income (Loss), net of tax	(2,600)	5,960	(15,650)	14,850
Comprehensive Income	360,092	440,323	381,504	997,185
Comprehensive Income attributable to Non-Controlling Interests	(189,041)	(236,410)	(206,426)	(550,695)
Comprehensive Income Attributable to Apollo Global Management, LLC	$171,051	$203,913	$175,078	$446,490

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Series A Preferred Shares	Series B Preferred Shares	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Apollo Global Management, LLC Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2017	185,460,294	1	$—	$—	$1,830,025	$(986,186)	$(8,723)	$835,116	$90,063	$942,349	$1,867,528
Adoption of new accounting guidance	—	—	—	—	—	22,901	—	22,901	—	—	22,901
Dilution impact of issuance of Class A shares	—	—	—	—	(295)	—	—	(295)	—	—	(295)
Equity issued in connection with Preferred shares offering	—	—	264,398	—	—	—	—	264,398	—	—	264,398
Capital increase related to equity-based compensation	—	—	—	—	52,442	—	—	52,442	—	—	52,442
Capital contributions	—	—	—	—	—	—	—	—	43,758	—	43,758
Distributions	—	—	(9,155)	—	(288,726)	—	—	(297,881)	(4,570)	(329,172)	(631,623)
Payments related to issuances of Class A shares for equity-based awards	2,096,389	—	—	—	—	(28,001)	—	(28,001)	—	—	(28,001)
Repurchase of Class A shares	(233,248)	—	—	—	(6,903)	—	—	(6,903)	—	—	(6,903)
Exchange of AOG Units for Class A shares	6,217,418	—	—	—	41,224	—	—	41,224	—	(30,631)	10,593
Net income	—	—	9,155	—	—	430,673	—	439,828	8,967	533,540	982,335
Currency translation adjustments, net of tax	—	—	—	—	—	—	6,436	6,436	11,518	(3,371)	14,583
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	37	37	—	41	78
Net income on available-for-sale securities	—	—	—	—	—	—	189	189	—	—	189
Balance at September 30, 2017	193,540,853	1	$264,398	$—	$1,627,767	$(560,613)	$(2,061)	$1,329,491	$149,736	$1,112,756	$2,591,983
Balance at January 1, 2018	195,267,669	1	$264,398	$—	$1,579,797	$(379,460)	$(1,809)	$1,462,926	$140,086	$1,294,784	$2,897,796
Adoption of new accounting guidance	—	—	—	—	(34)	(8,116)	—	(8,150)	—	(11,210)	(19,360)
Dilution impact of issuance of Class A shares	—	—	—	—	90	—	—	90	—	—	90
Equity issued in connection with Preferred shares offering	—	—	—	289,815	—	—	—	289,815	—	—	289,815
Capital increase related to equity-based compensation	—	—	—	—	94,238	—	—	94,238	—	—	94,238
Capital contributions	—	—	—	—	—	—	—	—	146,518	—	146,518
Distributions	—	—	(13,149)	(9,350)	(309,780)	—	—	(332,279)	(29,028)	(348,276)	(709,583)
Payments related to issuances of Class A shares for equity-based awards	2,202,634	—	—	—	—	(40,329)	—	(40,329)	—	—	(40,329)
Repurchase of Class A shares	(1,571,438)	—	—	—	(54,266)	—	—	(54,266)	—	—	(54,266)
Exchange of AOG Units for Class A shares	5,190,600	—	—	—	40,286	—	—	40,286	—	(32,880)	7,406
Net income	—	—	13,149	9,350	—	154,370	—	176,869	26,035	194,250	397,154
Currency translation adjustments, net of tax	—	—	—	—	—	—	(1,558)	(1,558)	(12,232)	(1,393)	(15,183)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	39	39	—	40	79
Net loss on available-for-sale securities	—	—	—	—	—	—	(272)	(272)	—	(274)	(546)
Balance at September 30, 2018	201,089,465	1	$264,398	$289,815	$1,350,331	$(273,535)	$(3,600)	$1,627,409	$271,379	$1,095,041	$2,993,829

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(dollars in thousands, except share data)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$397,154	$982,335
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	123,643	70,332
Depreciation and amortization	11,215	15,241
Unrealized gains from investment activities	(14,555)	(107,803)
Principal investment income	(25,334)	(102,877)
Performance allocations	(129,776)	(809,896)
Change in fair value of contingent obligations	(7,953)	4,619
Deferred taxes, net	38,682	49,817
Other non-cash amounts included in net income, net	(18,768)	1,310
Cash flows due to changes in operating assets and liabilities:
Incentive fees receivable	(258)	8,419
Due from related parties	(65,697)	(47,536)
Accounts payable and accrued expenses	13,135	21,597
Accrued compensation and benefits	97,042	91,910
Deferred revenue	56,426	(17,285)
Due to related parties	(912)	(7,928)
Profit sharing payable	4,457	179,703
Other assets and other liabilities, net	(7,075)	(14,409)
Cash distributions of earnings from principal investments	55,913	41,335
Cash distributions of earnings from performance allocations	350,012	470,843
Satisfaction of contingent obligations	(6,947)	(23,597)
Apollo Fund and VIE related:
Net realized and unrealized gains from investing activities and debt	(33,341)	(10,111)
Purchases of investments	(359,847)	(517,652)
Proceeds from sale of investments	341,745	385,035
Changes in other assets and other liabilities, net	(48,071)	6,990
Net Cash Provided by Operating Activities	$770,890	$670,392
Cash Flows from Investing Activities:
Purchases of fixed assets	$(10,010)	$(5,929)
Proceeds from sale of investments	49,239	—
Purchase of investments	(80,677)	(14,774)
Purchase of U.S. Treasury securities	(449,865)	(198,868)
Proceeds from maturities of U.S. Treasury securities	425,830	—
Cash contributions to equity method investments	(185,372)	(116,233)
Cash distributions from equity method investments	84,036	80,360
Issuance of related party loans	(2,995)	(5,834)
Repayment of related party loans	—	17,700
Other investing activities	210	(1,141)
Net Cash Used in Investing Activities	$(169,604)	$(244,719)
Cash Flows from Financing Activities:
Principal repayments of debt	$(300,000)	$(30)
Issuance of Preferred shares, net of issuance costs	289,815	264,398
Distributions to Preferred Shareholders	(22,499)	(9,155)
Satisfaction of tax receivable agreement	(50,267)	(17,895)
Issuance of debt	303,267	—
Purchase of Class A shares	(81,858)	(18,463)
Payments related to deliveries of Class A shares for RSUs	(40,329)	(28,001)
Distributions paid	(309,780)	(288,726)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(348,276)	(329,172)
Other financing activities	(8,138)	(2,949)
Apollo Fund and VIE related:
Issuance of debt	—	534,595
Principal repayment of debt	(92,153)	(442,640)
Distributions paid to Non-Controlling Interests in consolidated entities	(24,988)	(347)
Contributions from Non-Controlling Interests in consolidated entities	147,189	42,484
Net Cash Used in Financing Activities	$(538,017)	$(295,901)
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	63,269	129,772
Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities, Beginning of Period	848,060	859,662
Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities, End of Period	$911,329	$989,434
Supplemental Disclosure of Cash Flow Information:
Interest paid	$33,692	$32,207
Interest paid by consolidated variable interest entities	12,979	9,026
Income taxes paid	8,036	8,070
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash distributions from equity method investments	$(26,817)	$(26,167)
Non-cash contributions of other investments, at fair value	194,003	25,091
Non-cash distributions of other investments, at fair value	(46,623)	—
Supplemental Disclosure of Non-Cash Financing Activities:
Capital increases related to equity-based compensation	$94,238	$52,442
Other non-cash financing activities	90	(296)
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$47,011	$46,539
Due to related parties	(39,605)	(35,946)
Additional paid in capital	(7,406)	(10,593)
Non-Controlling Interest in Apollo Operating Group	32,880	30,631

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities to the Condensed Consolidated Statements of Financial Condition:
Cash and cash equivalents	$854,574	$941,043
Restricted cash	3,460	4,165
Cash held at consolidated variable interest entities	53,295	44,226
Total Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$911,329	$989,434

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
As of September 30, 2018, the Company owned, through six intermediate holding companies, 49.8% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly-owned subsidiaries.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and certain of the Company’s other partners (the “Contributing Partners”) indirectly beneficially own interests in each of the partnerships that comprise the Apollo Operating Group (“AOG Units”). As of September 30, 2018, Holdings owned the remaining 50.2% of the economic interests in the Apollo Operating Group. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.
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
Cash and Cash Equivalents
Apollo considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include money market funds and U.S. Treasury securities with original maturities of three months or less when purchased. Interest income from cash and cash equivalents is recorded in interest income in the condensed consolidated statements of operations. The carrying values of the money market funds and U.S. Treasury securities was $340.8 million and $404.7 million as of September 30, 2018 and December 31, 2017, respectively, which approximate their fair values due to their short-term nature and are categorized as Level I within the fair value hierarchy. Substantially all of the Company’s cash on deposit is in interest bearing accounts with major financial institutions and exceed insured limits.

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
Financial Instruments held by Consolidated VIEs
The Company measures both the financial assets and financial liabilities of the consolidated CLOs in its condensed consolidated financial statements using the fair value of the financial assets of the consolidated CLOs, which are more observable than the fair value of the financial liabilities of the consolidated CLOs. As a result, the financial assets of the consolidated CLOs are measured at fair value and the financial liabilities are measured in consolidation as: (i) the sum of the fair value of the financial assets and the carrying value of any non-financial assets that are incidental to the operations of the CLOs less (ii) the sum of the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interest retained by the Company) using a reasonable and consistent methodology. Under the measurement alternative, net income attributable to Apollo Global Management, LLC reflects the Company’s own economic interests in the consolidated CLOs including (i) changes in the fair value of the beneficial interests retained by the Company and (ii) beneficial interests that represent compensation for collateral management services.
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
Additionally, Apollo earns advisory fees pursuant to the terms of the advisory agreements with certain of the portfolio companies that are owned by the funds Apollo manages. When Apollo receives a payment from a portfolio company that exceeds the advisory fees earned at that point in time, the excess payment is recorded as deferred revenue in the condensed consolidated statements of financial condition. The advisory agreements with the portfolio companies vary in duration and the associated fees are received monthly, quarterly or annually. Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $120.6 million of revenue recognized during the nine months ended September 30, 2018 that was previously deferred as of January 1, 2018.
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
On January 1, 2018, the Company adopted new revenue guidance issued by the FASB for recognizing revenue from contracts with customers. The new revenue guidance requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services (i.e., the transaction price). When determining the transaction price under the new revenue guidance, an entity may recognize variable consideration only to the extent that it is probable to not be significantly reversed. The new revenue guidance also requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.
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
The new revenue guidance was adopted on a modified retrospective basis. The adoption of the new revenue guidance did not have a material impact on the Company. In connection with the adoption of the new revenue guidance, the Company recorded a cumulative effect adjustment to total shareholders’ equity as of January 1, 2018 in the amount of $19.4 million net of taxes. Prior periods have not been recast to reflect the new revenue guidance. Accordingly, prior periods reflect recognition under

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

the previous guidance whereby incentive fees were recorded on an assumed liquidation basis at each reporting date. Refer to disclosures below for additional information on each of the Company’s revenue streams.
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
Incentive fees are considered a form of variable consideration under the new revenue guidance as they are subject to clawback or reversal and therefore must be deferred until the fees are probable to not be significantly reversed. Accrued but unpaid incentive fees are reported within incentive fees receivable in the Company’s condensed consolidated statements of financial condition. As noted earlier, prior to the adoption of the new revenue guidance, incentive fees were recognized on an assumed liquidation basis. The Company’s incentive fees primarily relate to the credit segment and are generally received from the management of CLOs, managed accounts and AINV.
Compensation and Benefits
Equity-Based Compensation
Equity-based awards granted to employees and non-employees as compensation are measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are expensed over the relevant service period. In addition, the Company provides for the vesting of certain restricted share units (“RSUs”) subject to continued employment and certain performance metrics being achieved. In accordance with U.S. GAAP, equity-based compensation expense for such awards is recognized on an accelerated recognition method over the requisite service period to the extent the performance metrics are met or deemed probable. The Company accounts for forfeitures of equity-based awards when they occur.
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
Recent Accounting Pronouncements
Recently Issued Accounting Standards Adopted in 2018
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
In January 2017, the FASB issued guidance that changes the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted the standard beginning January 1, 2018. The adoption of this standard did not have an impact on the condensed consolidated financial statements of the Company.
In June 2018, the FASB issued guidance which generally aligns the measurement and classification for share-based payments to non-employees with the accounting guidance for share-based payments to employees. Among other requirements, the new guidance requires equity-classified non-employee share-based payment awards to be measured at the grate date, rather than remeasured to fair value at the end of each reporting period. The guidance is effective for public business entities on January 1, 2019, however early adoption is permitted. The Company early adopted this standard retroactive to January 1, 2018 and the impact of this guidance was not material to the condensed consolidated financial statements.
In August 2018, the FASB issued guidance which changes the fair value disclosure requirements. The guidance includes new fair value disclosure requirements and eliminates and modifies certain other fair value disclosure requirements. Among other requirements, the guidance requires the following new disclosures: (i) disclosure of changes in unrealized gains or losses included in other comprehensive income for recurring Level III fair value measurements held at the end of the reporting period and (ii) a description of how the weighted average used to develop significant unobservable inputs for Level III fair value measurements

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

was calculated. The guidance eliminates the following disclosure requirements: (i) disclosure of the amount and reason for transfers between Level I and Level II and (ii) disclosure of the policy for timing of transfers between levels of the fair value hierarchy. The guidance is effective for all entities for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for any eliminated or modified disclosure requirements upon issuance of the guidance. The Company early adopted the eliminated and modified disclosure requirements upon issuance of the guidance during the three month period ended September 30, 2018 and will adopt the new disclosure requirements upon their effective date. Eliminated disclosures have been applied retroactively to all periods presented.
Recently Issued Accounting Standards Effective on January 1, 2019
In February 2016, the FASB issued guidance that amends the accounting for leases. The amended guidance requires recognition of a lease asset and a lease liability by lessees for leases classified as operating leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from existing guidance. The amended guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018. Early adoption is permitted for all entities. The Company expects its total assets and total liabilities on its condensed consolidated statements of financial condition to increase upon adoption of this guidance as a result of recording a lease asset and lease liability related to its operating leases. The Company is continuing to evaluate the impact that this guidance will have on its condensed consolidated financial statements. However, the Company expects to elect to use the practical expedients under which the Company would not need to reassess whether an arrangement is or contains a lease, lease classification, and the accounting for initial direct costs. The Company will adopt the new leasing guidance on January 1, 2019.
Recently Issued Accounting Standards Effective on January 1, 2020
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
3. INVESTMENTS
The following table represents Apollo’s investments:

	As of September 30, 2018	As of December 31, 2017
Investments, at fair value	$1,076,095	$866,998
Equity method investments	903,837	863,906
Performance allocations	1,435,233	1,828,930
Total Investments	$3,415,165	$3,559,834
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
As of September 30, 2018 and for the three and nine months ended September 30, 2018, no equity method investment held by Apollo met the significance criteria as defined by the SEC. Although the following disclosure is not required by the significance criteria for the three and nine months ended September 30, 2018, the Company chose to continue to include this information as it was disclosed in its 2017 Annual Report. The following table presents summarized financial information of Athene Holding:

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018(1)	2017	2018(1)	2017
	(in millions)
Statements of Operations
Revenues	$1,797	$1,473	$6,680	$4,855
Expenses	1,467	1,179	5,525	3,818
Income before income tax provision	330	294	1,155	1,037
Income tax provision	66	20	159	53
Net income	$264	$274	$996	$984

(1)
The financial information for the three and nine months ended September 30, 2018 is presented a quarter in arrears and reflects the financial information for the three and nine months ended June 30, 2018, which represents the latest available financial information as of the date of this report.

Net Gains from Investment Activities
The following table presents the realized and net change in unrealized gains reported in net gains from investment activities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Realized gains on sales of investments, net	$1	$162	$67	$14
Net change in unrealized gains due to changes in fair value	155,282	68,770	20,578	102,922
Net gains from investment activities	$155,283	$68,932	$20,645	$102,936
Equity Method Investments
Apollo’s equity method investments include its investments in the credit, private equity and real assets funds it manages, which are not consolidated, but in which the Company exerts significant influence. Apollo’s share of net income generated by these investments is recorded in principal investment income in the condensed consolidated statements of operations.
Equity method investments consisted of the following:

	Equity Held as of
	September 30, 2018	(4)	December 31, 2017	(4)
Credit(2)	$392,235		$325,267
Private Equity(1)	483,665		509,707
Real Assets	27,937		28,932
Total equity method investments(3)	$903,837		$863,906

(1)
The equity method investment in Fund VIII was $384.4 million and $385.7 million as of September 30, 2018 and December 31, 2017, respectively, representing an ownership percentage of 2.2% and 2.2% as of September 30, 2018 and December 31, 2017, respectively.

(2)
The equity method investment in AINV was $54.1 million and $56.5 million as of September 30, 2018 and December 31, 2017, respectively. The value of the Company’s investment in AINV was $48.3 million and $50.2 million based on the quoted market price as of September 30, 2018 and December 31, 2017, respectively.

(3)	Certain funds invest across multiple segments. The presentation in the table above is based on the classification of the majority of such funds’ investments.

(4)	Some amounts included are a quarter in arrears.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Performance Allocations
Performance allocations from private equity, credit and real assets funds consisted of the following:

	As of September 30, 2018	As of December 31, 2017
Private Equity	$1,011,770	$1,404,777
Credit	396,316	395,340
Real Assets	27,147	28,813
Total performance allocations	$1,435,233	$1,828,930
The table below provides a roll forward of the performance allocations balance:

	Private Equity		Credit	Real Assets	Total
Performance allocations, January 1, 2018	$1,404,777		$395,340	$28,813	$1,828,930
Change in fair value of funds	18,313		102,702	5,181	126,196
Fund distributions to the Company	(411,320)	(1)	(101,726)	(6,847)	(519,893)
Performance allocations, September 30, 2018	$1,011,770		$396,316	$27,147	$1,435,233

(1)	Includes realized performance allocations of $169.9 million from AP Alternative Assets, L.P. (“AAA”), settled in the form of shares of Athene Holding.
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
4. PROFIT SHARING PAYABLE
Profit sharing payable consisted of the following:

	As of September 30, 2018	As of December 31, 2017
Credit	$270,077	$265,791
Private Equity	401,226	475,556
Real Assets	13,291	10,929
Total profit sharing payable	$684,594	$752,276
The table below provides a roll forward of the profit sharing payable balance:

	Private Equity		Credit	Real Assets	Total
Profit sharing payable, January 1, 2018	$475,556		$265,791	$10,929	$752,276
Profit sharing expense	57,287		61,843	3,570	122,700
Payments/other(1)	(131,617)	(2)	(57,557)	(1,208)	(190,382)
Profit sharing payable, September 30, 2018	$401,226		$270,077	$13,291	$684,594

(1)	Includes $10.6 million associated with the adoption of new revenue recognition accounting guidance, as discussed in note 2.

(2)	Includes $46.6 million associated with profit sharing expense related to AAA that was settled in the form of shares of Athene Holding.

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
As discussed in note 2, under certain profit sharing arrangements, the Company requires that a portion of certain of the performance revenues distributed to its employees be used to purchase Class A restricted shares issued under our 2007 Equity Plan. Prior to distribution of the performance revenues, the Company records the value of the equity-based awards expected to be granted in other assets and other liabilities within the condensed consolidated statements of financial condition. See note 7 for further disclosure regarding deferred equity-based compensation.
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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018	(1)	2017	(1)	2018	(1)	2017	(1)
Net gains (losses) from investment activities	$17,898		$(272)		$23,211		$9,244
Net gains (losses) from debt	(6,131)		635		2,043		3,319
Interest and other income	8,391		9,977		27,118		26,420
Interest and other expenses	(7,157)		(9,495)		(23,626)		(27,898)
Net gains from investment activities of consolidated variable interest entities	$13,001		$845		$28,746		$11,085

(1)	Amounts reflect consolidation eliminations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Senior Secured Notes, Subordinated Notes and Secured Borrowings
Included within debt are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs:

	As of September 30, 2018				As of December 31, 2017
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)	$778,229	1.66%		11.4	$806,603	1.68%		12.2
Subordinated Notes(2)	96,852	N/A	(1)	21.7	100,188	N/A	(1)	22.4
Secured Borrowings(2)(3)	18,976	3.33%		9.1	109,438	2.70%		9.3
Total	$894,057				$1,016,229

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.

(2)
The debt of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. The fair value of the debt and collateralized assets of the Senior Secured Notes, Subordinated Notes and Secured Borrowings are presented below:

	As of September 30, 2018	As of December 31, 2017
Debt, at fair value	$880,570	$1,002,063
Collateralized assets	$1,301,229	$1,328,586

(3)
Secured borrowings consist of a consolidated VIE’s obligation through a repurchase agreement redeemable at maturity with a third party lender. The fair value of the secured borrowings as of September 30, 2018 and December 31, 2017 was $19.0 million and $109.4 million, respectively.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of September 30, 2018, the Company was not aware of any instances of non-compliance with any of these covenants.
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

	As of September 30, 2018	As of December 31, 2017
Assets:
Cash	$207,410	$254,791
Investments	4,532,562	6,230,397
Receivables	174,680	36,601
Total Assets	$4,914,652	$6,521,789

Liabilities:
Debt and other payables	$3,579,828	$3,285,263
Total Liabilities	$3,579,828	$3,285,263

Apollo Exposure(1)	$223,464	$252,605

(1)
Represents Apollo’s direct investment in those entities in which Apollo holds a significant variable interest and certain other investments. Additionally, cumulative performance allocations are subject to reversal in the event of future losses, as discussed in note 14.

6. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of September 30, 2018
	Level I	Level II	Level III		Total	Cost
Assets
U.S. Treasury securities, at fair value	$390,448	$—	$—		$390,448	$387,848
Investments, at fair value:
Investment in Athene Holding	209,800	760,702	—		970,502	510,784
Other investments	—	42,905	62,688	(1)	105,593	100,269
Total investments, at fair value	209,800	803,607	62,688		1,076,095	611,053
Investments of VIEs, at fair value	—	919,705	278,430		1,198,135
Investments of VIEs, valued using NAV	—	—	—		4,050
Total investments of VIEs, at fair value	—	919,705	278,430		1,202,185
Derivative assets(2)	—	320	—		320
Total Assets	$600,248	$1,723,632	$341,118		$2,669,048

Liabilities
Liabilities of VIEs, at fair value	$—	$880,570	$—		$880,570
Contingent consideration obligations(3)	—	—	77,700		77,700
Derivative liabilities(2)	—	944	—		944
Total Liabilities	$—	$881,514	$77,700		$959,214

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

(1)
Other investments excludes $5.2 million of performance allocations classified as Level III related to certain investments for which the Company has elected the fair value option. The Company’s policy is to account for performance allocations as investments.

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
The following tables summarize the changes in financial assets measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended September 30, 2018
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$60,871	$268,623	$329,494
Purchases	22,774	7,162	29,936
Sales of investments/distributions	(20,972)	—	(20,972)
Net realized gains	1	—	1
Changes in net unrealized gains	658	11,701	12,359
Cumulative translation adjustment	972	(9,056)	(8,084)
Transfer out of Level III(1)	(1,616)	—	(1,616)
Balance, End of Period	$62,688	$278,430	$341,118
Change in net unrealized gains included in net gains from investment activities related to investments still held at reporting date	$592	$—	$592
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	11,701	11,701

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended September 30, 2017
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$53,722	$170,666	$224,388
Purchases	10,075	21,729	31,804
Sale of investments/distributions	—	(21,119)	(21,119)
Net realized gains	—	154	154
Changes in net unrealized gains	58	1,791	1,849
Cumulative translation adjustment	1,535	3,145	4,680
Transfer out of Level III(1)	—	(40,789)	(40,789)
Balance, End of Period	$65,390	$135,577	$200,967
Change in net unrealized gains included in net gains from investment activities related to investments still held at reporting date	$58	$—	$58
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	1,330	1,330

(1)
Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

	For the Nine Months Ended September 30, 2018
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$35,701	$132,348	$168,049
Purchases	88,536	144,984	233,520
Sale of investments/distributions	(49,288)	(14,205)	(63,493)
Net realized gains (losses)	416	(1,112)	(696)
Changes in net unrealized gains	2,078	28,820	30,898
Cumulative translation adjustment	43	(13,532)	(13,489)
Transfer into Level III(1)	4,558	18,783	23,341
Transfer out of Level III(1)	(19,356)	(17,656)	(37,012)
Balance, End of Period	$62,688	$278,430	$341,118
Change in net unrealized gains included in net gains from investment activities related to investments still held at reporting date	$2,012	$—	$2,012
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	27,664	27,664

	For the Nine Months Ended September 30, 2017
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$45,721	$92,474	$138,195
Purchases	14,774	107,969	122,743
Sale of investments/distributions	(8)	(53,920)	(53,928)
Net realized gains (losses)	(14)	340	326
Changes in net unrealized gains (losses)	(327)	9,600	9,273
Cumulative translation adjustment	5,184	10,334	15,518
Transfer into Level III(1)	60	9,569	9,629
Transfer out of Level III(1)	—	(40,789)	(40,789)
Balance, End of Period	$65,390	$135,577	$200,967
Change in net unrealized losses included in net gains from investment activities related to investments still held at reporting date	$(341)	$—	$(341)
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	9,351	9,351

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

The following tables summarize the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended September 30,
	2018	2017
	Contingent Consideration Obligations	Liabilities of Consolidated VIEs & Apollo Funds	Contingent Consideration Obligations	Total
Balance, Beginning of Period	$82,000	$12,007	$86,900	$98,907
Payments	(4,383)	—	(6,776)	(6,776)
Changes in net unrealized losses(1)	83	409	7,176	7,585
Balance, End of Period	$77,700	$12,416	$87,300	$99,716
Change in net unrealized losses included in net gains from investment activities of consolidated VIEs related to liabilities still held at reporting date	$—	$409	$—	$409

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.

	For the Nine Months Ended September 30,
	2018			2017
	Liabilities of Consolidated VIEs & Apollo Funds	Contingent Consideration Obligations	Total	Liabilities of Consolidated VIEs & Apollo Funds	Contingent Consideration Obligations	Total
Balance, Beginning of Period	$12,620	$92,600	$105,220	$11,055	$106,282	$117,337
Additions	—	—	—	97	—	97
Payments	(12,620)	(6,947)	(19,567)	(94)	(23,597)	(23,691)
Net realized gains	—	—	—	(10)	—	(10)
Changes in net unrealized (gains) losses(1)	—	(7,953)	(7,953)	1,368	4,615	5,983
Balance, End of Period	$—	$77,700	$77,700	$12,416	$87,300	$99,716
Change in net unrealized losses included in net gains from investment activities of consolidated VIEs related to liabilities still held at reporting date	$—	$—	$—	$1,361	$—	$1,361

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.
The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy:

	As of September 30, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Other investments	$8,179	Third Party Pricing	N/A	N/A	N/A
	54,509	Discounted cash flow	Discount rate	15.0% - 16.0%	15.5%
Investments of consolidated VIEs:
Equity securities	278,430	Book value multiple	Book value multiple	0.60x	0.60x
		Discounted cash flow	Discount rate	12.9%	12.9%
Total Financial Assets	$341,118
Financial Liabilities
Contingent consideration obligation	$77,700	Discounted cash flow	Discount rate	17.3%	17.3%
Total Financial Liabilities	$77,700

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
Fair Value Measurement of Investment in Athene Holding
As of September 30, 2018 the fair value of Apollo’s Level I investment in Athene Holding was estimated using the closing market price of Athene Holding shares of $51.66. As of September 30, 2018 and December 31, 2017 the fair value of Apollo’s Level II investment in Athene Holding was estimated using the closing market price of Athene Holding shares of $51.66 and $51.71, respectively, less a discount due to a lack of marketability (“DLOM”) of 2.5% and 4.0%, respectively, as applicable. The DLOM was derived based on the average remaining lock up restrictions on the shares of Athene Holding held by Apollo (2.3 months and 11.3 months as of September 30, 2018 and December 31, 2017, respectively) and the estimated volatility in such shares of Athene Holding. Due to the limited trading history in Athene Holding shares, the historical share price volatility of a representative set of Athene Holding’s publicly traded insurance peers was calculated over a period equivalent to the remaining average lock up on the shares of Athene Holding held by Apollo and used as a proxy to estimate the projected volatility in Athene Holding’s shares.
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
Consolidated VIEs
Investments
As of September 30, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurement of the equity securities include the discount rate applied and the book value multiples applied in the valuation models. These unobservable inputs in isolation can cause significant increases or decreases in fair value. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. When a comparable multiple model is used to determine fair value, the comparable multiples are generally multiplied by the underlying companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) to establish the total enterprise value of the company. The comparable multiple is determined based on the implied trading multiple of public industry peers.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Liabilities
As of September 30, 2018 and December 31, 2017, the debt obligations of the consolidated CLOs were measured on the basis of the fair value of the financial assets of the CLOs as the financial assets were determined to be more observable and, as a result, categorized as Level II in the fair value hierarchy.
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
7. OTHER ASSETS
Other assets consisted of the following:

	As of September 30, 2018	As of December 31, 2017
Fixed assets	$106,254	$102,694
Less: Accumulated depreciation and amortization	(86,957)	(83,510)
Fixed assets, net	19,297	19,184
Prepaid expenses	167,508	189,542
Tax receivables	8,845	9,236
Other	11,827	13,795
Total Other Assets	$207,477	$231,757
Prepaid expenses includes $118.8 million and $135.0 million as of September 30, 2018 and December 31, 2017, respectively, of deferred equity-based compensation related to the value of the equity-based awards that have been or are expected to be granted in connection with the settlement of certain profit sharing arrangements. A corresponding amount for awards expected to be granted of $96.0 million and $124.3 million, as of September 30, 2018 and December 31, 2017, respectively, is included in other liabilities on the condensed consolidated statements of financial condition.
Depreciation expense was $2.2 million and $5.6 million for the three months ended September 30, 2018 and 2017, respectively, and $6.4 million and $10.0 million for the nine months ended September 30, 2018 and 2017, respectively, and is presented as a component of general, administrative and other expense in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

8. INCOME TAXES
The Company’s income tax provision totaled $19.1 million and $16.5 million for the three months ended September 30, 2018 and 2017, respectively, and $46.6 million and $54.9 million for the nine months ended September 30, 2018 and 2017, respectively. The Company’s effective tax rate was approximately 5.0% and 3.7% for the three months ended September 30, 2018 and 2017, respectively, and 10.5% and 5.3% for the nine months ended September 30, 2018 and 2017, respectively.
The Tax Cuts and Jobs Act (the “TCJA”) was signed into law on December 22, 2017 and includes a broad range of tax reforms including a reduction in the corporate income tax rate to 21% from 35% effective January 1, 2018. In situations where the accounting for the income tax effects of the TCJA are incomplete by the time the company issues its financial statements (but the company can determine a reasonable estimate for those effects), the company can report provisional amounts that would be subject to adjustment during a measurement period until the accounting is complete. These amounts are subject to change as we obtain information necessary to complete the calculations. We will recognize any changes to the provisional amounts as we refine our estimates. We expect to complete our analysis of the provisional items during the second half of 2018. The effects of other provisions of the TCJA are not expected to have a material impact on our condensed consolidated financial statements.
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
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of September 30, 2018, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2014 through 2017 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax return of certain subsidiaries for the 2011 tax year. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2017.
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

Exchange of AOG Units for Class A shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Nine Months Ended September 30, 2018	$47,011	$39,605	$7,406
For the Nine Months Ended September 30, 2017	$46,539	$35,946	$10,593

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

9. DEBT
Debt consisted of the following:

	As of September 30, 2018				As of December 31, 2017
	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate
2013 AMH Credit Facilities - Term Facility(1)	$—	$—		N/A	$299,655	$298,875	(3)	2.33%
2024 Senior Notes(1)	496,348	493,988	(4)	4.00%	495,860	511,096	(4)	4.00
2026 Senior Notes(1)	496,063	496,108	(4)	4.40	495,678	525,273	(4)	4.40
2048 Senior Notes(1)	296,355	292,411	(4)	5.00	—	—		—
2014 AMI Term Facility I(2)	15,824	15,849	(3)	2.00	16,399	16,482	(3)	2.00
2014 AMI Term Facility II(2)	17,872	17,894	(3)	1.75	18,548	18,605	(3)	1.75
2016 AMI Term Facility I(2)	19,636	19,665	(3)	1.33	20,372	20,372	(3)	1.75
2016 AMI Term Facility II(2)	18,926	18,925	(3)	1.82	15,890	15,931	(3)	2.00
Total Debt	$1,361,024	$1,354,840			$1,362,402	$1,406,634

(1)	Includes amortization of note discount, as applicable. Outstanding balance is presented net of unamortized debt issuance costs:

	As of September 30, 2018	As of December 31, 2017
2013 AMH Credit Facilities - Term Facility	$—	$345
2024 Senior Notes	3,084	3,498
2026 Senior Notes	3,600	3,951
2048 Senior Notes	3,326	—

(2)
Apollo Management International LLP (“AMI”), a subsidiary of the Company, entered into five year credit agreements (collectively referred to as the “AMI Facilities”) to fund the Company’s investment in certain European CLOs it manages.

Facility	Date	Loan Amount
2014 AMI Term Facility I	July 3, 2014	€13,636
2014 AMI Term Facility II	December 9, 2014	€15,400
2016 AMI Term Facility I	January 18, 2016	€16,945
2016 AMI Term Facility II	June 22, 2016	€16,308

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

2013 AMH Credit Facilities—On December 18, 2013, AMH and its subsidiaries and certain other subsidiaries of the Company (collectively, the “Borrowers”) entered into credit facilities (the “2013 AMH Credit Facilities”) with the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. The 2013 AMH Credit Facilities provided for (i) a term loan facility to AMH (the “Term Facility”) that included $750 million of term loan from third-party lenders and $271.7 million of term loan held by a subsidiary of the Company and (ii) a $500 million revolving credit facility (the “Revolver Facility”), in each case, with an original maturity date of January 18, 2019. On March 11, 2016, the maturity date of both the Term Facility and the Revolver Facility was extended by two years to January 18, 2021. The extension was determined to be a modification of the 2013 AMH Credit Facilities in accordance with U.S. GAAP.
In connection with the issuance of the 2024 Senior Notes, the 2026 Senior Notes and the 2048 Senior Notes (as described below), $250 million, $200 million and $300 million of the proceeds, respectively, were used to repay the entire remaining

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

amount of both the term loan from third-party lenders and the term loan held by a subsidiary of the Company as of March 15, 2018. The Revolver Facility was replaced as of July 11, 2018 by the 2018 AMH Credit Facility, as described below. The 2013 AMH Credit Facilities and all related loan documents were terminated as of July 11, 2018.
2018 AMH Credit Facility—On July 11, 2018, AMH as borrower (the “Borrower”) entered into a new credit agreement (the “2018 AMH Credit Facility”) with the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent for the lenders. The 2018 AMH Credit Facility provides for a $750 million revolving credit facility to the Borrower with a final maturity date of July 11, 2023. The 2018 AMH Credit Facility is to remain available until its maturity, and any undrawn revolving commitments bear a commitment fee. The interest rate on the 2018 AMH Credit Facility is based on adjusted LIBOR and the applicable margin as of September 30, 2018 was 1.00%. The commitment fee on the $750 million undrawn 2018 AMH Credit Facility as of September 30, 2018 was 0.09%.
Borrowings under the 2018 AMH Credit Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. The Borrower may incur incremental facilities in respect of the 2018 AMH Credit Facility in an aggregate amount not to exceed $250 million plus additional amounts so long as the Borrower is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. As of September 30, 2018, the 2018 AMH Credit Facility was undrawn.
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
As of September 30, 2018, the indentures governing the 2024 Senior Notes, the 2026 Senior Notes and the 2048 Senior Notes (the “Indentures”) include covenants that restrict the ability of AMH and, as applicable, the guarantors of the notes under the Indentures to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries or merge, consolidate or sell, transfer or lease assets. The Indentures also provide for customary events of default.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the interest expense incurred related to the Company’s debt:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Interest Expense:(1)
2013 AMH Credit Facilities	$80	$2,150	$2,324	$6,109
2018 AMH Credit Facility	232	—	232	—
2024 Senior Notes	5,163	5,163	15,489	15,489
2026 Senior Notes	5,629	5,628	16,885	16,885
2048 Senior Notes	3,783	—	8,228	—
AMI Term Facilities	322	362	1,010	1,014
Total Interest Expense	$15,209	$13,303	$44,168	$39,497

(1)
Debt issuance costs incurred in connection with the 2013 AMH Credit Facilities, the 2018 AMH Credit Facility, the 2024 Senior Notes, the 2026 Senior Notes and the 2048 Senior Notes are amortized into interest expense over the term of the debt arrangement.

10. NET INCOME PER CLASS A SHARE
The table below presents basic and diluted net income per Class A share using the two-class method:

	Basic and Diluted
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018		2017
Numerator:
Net income attributable to Apollo Global Management, LLC Class A Shareholders	$162,357	$198,569	$154,370		$430,673
Distributions declared on Class A shares(1)	(86,468)	(100,641)	(296,093)		(279,307)
Distributions on participating securities(2)	(4,150)	(3,265)	(13,687)		(9,419)
Earnings allocable to participating securities	(3,633)	(3,218)	—	(3)	(5,129)
Undistributed income (loss) attributable to Class A shareholders: Basic and Diluted	$68,106	$91,445	$(155,410)		$136,818
Denominator:
Weighted average number of Class A shares outstanding: Basic and Diluted	200,347,996	192,882,082	199,837,707		190,014,240
Net Income per Class A Share: Basic and Diluted(4)
Distributed Income	$0.43	$0.52	$1.47		$1.46
Undistributed Income (Loss)	0.34	0.48	(0.77)		0.73
Net Income per Class A Share: Basic and Diluted	$0.77	$1.00	$0.70		$2.19

(1)	See note 12 for information regarding the quarterly distributions declared and paid during 2018 and 2017.

(2)	Participating securities consist of vested and unvested RSUs that have rights to distributions and unvested restricted shares.

(3)	No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A shareholders.

(4)	For the three and nine months ended September 30, 2018 and 2017, all of the classes of securities were determined to be anti-dilutive.
The Company has granted RSUs that provide the right to receive, subject to vesting during continued employment, Class A shares pursuant to the Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Equity Plan”). The Company has three types of RSU grants, which we refer to as Plan Grants, Bonus Grants and Performance Grants. “Plan Grants” vest over time (generally up to six years) and may or may not provide the right to receive distribution equivalents on vested RSUs on an equal basis with the Class A shareholders any time a distribution is declared. “Bonus Grants” vest over time (generally three years) and generally provide the right to receive distribution equivalents on both vested and unvested RSUs on an equal basis with the Class A shareholders any time a distribution is declared. “Performance Grants” vest over time (three to five years), subject to the

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

availability of sufficient net performance revenues in accordance with the applicable RSU award agreement. Performance Grants provide the right to receive distribution equivalents on vested RSUs and may also provide the right to receive distribution equivalents on unvested RSUs.
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
Apollo Global Management, LLC has one Class B share outstanding, which is held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the Class B share is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, as discussed above. The Class B share has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or distributions. The Class B share has no distribution or liquidation rights. The Class B share has voting rights on a pari passu basis with the Class A shares. The Class B share represented 52.5% and 54.3% of the total voting power of the Company’s shares entitled to vote as of September 30, 2018 and 2017, respectively.
The following table summarizes the anti-dilutive securities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average vested RSUs	155,287	210,642	477,503	554,881
Weighted average unvested RSUs	9,592,835	6,196,601	8,593,350	6,334,220
Weighted average unexercised options	204,167	210,420	204,167	214,587
Weighted average AOG Units outstanding	202,552,808	209,522,593	203,222,170	212,224,998
Weighted average unvested restricted shares	940,060	400,606	827,576	240,411
11. EQUITY-BASED COMPENSATION
Equity-based awards granted to employees and non-employees as compensation are measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are expensed over the relevant service period. Equity-based awards that require performance metrics to be met are only expensed when the performance metric is met or deemed probable.
RSUs
The Company grants RSUs under the 2007 Equity Plan. The fair value of all grants is based on the grant date fair value, which considers the public share price of the Company’s Class A shares subject to certain discounts, as applicable. The following table summarizes the weighted average discounts for Plan Grants, Bonus Grants and Performance Grants.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Plan Grants:
Discount for the lack of distributions until vested(1)	5.4%	12.9%	12.2%	12.0%
Marketability discount for transfer restrictions(2)	5.2%	4.0%	4.8%	3.5%
Bonus Grants:
Marketability discount for transfer restrictions(2)	2.5%	2.3%	2.3%	2.3%
Performance Grants:
Marketability discount for transfer restrictions(2)	5.8%	N/A	5.6%	N/A

(1)	Based on the present value of a growing annuity calculation.

(2)	Based on the Finnerty Model calculation.
The estimated total grant date fair value for Plan Grants and Bonus Grants is charged to compensation expense on a straight-line basis over the vesting period, which for Plan Grants is generally up to six years, with the first installment vesting one year after grant and quarterly vesting thereafter, and for Bonus Grants is generally annual vesting over three years.
During the nine months ended September 30, 2018, the Company awarded Performance Grants of 4.5 million RSUs to certain employees with a grant date fair value of $144.7 million, which vest over time (generally 3-5 years) subject to the availability of sufficient net performance revenues in accordance with the applicable RSU award agreement. In accordance with U.S. GAAP, equity-based compensation expense for such Performance Grants is recognized on an accelerated recognition method over the requisite service period to the extent the performance metrics are met or deemed probable. Accordingly, for the three and nine months ended September 30, 2018, equity-based compensation expense of $19.3 million and $46.2 million, respectively, was recognized relating to these Performance Grants.
The fair value of all RSU grants made during the nine months ended September 30, 2018 and 2017 was $227.1 million and $32.3 million, respectively.
The following table presents the forfeiture rate and equity-based compensation expense recognized:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Actual forfeiture rate	0.7%	2.3%	8.0%	9.3%
Equity-based compensation	$37,166	$17,106	$99,544	$50,807
The following table summarizes RSU activity:

	Unvested		Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2018	6,262,288		$15.58	2,802,277	9,064,565	(1)
Granted	6,950,110		32.68	—	6,950,110
Forfeited	(1,057,238)		17.21	—	(1,057,238)
Vested	(1,007,413)		19.64	1,007,413	—
Issued	—		18.54	(3,581,681)	(3,581,681)
Balance at September 30, 2018	11,147,747	(2)	$25.72	228,009	11,375,756	(1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.

(2)	RSUs were expected to vest over the weighted average period of 2.9 years.

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
The fair value of restricted share award grants made during the nine months ended September 30, 2018 and 2017 was $22.6 million and $11.5 million, respectively.
The following table presents the equity-based compensation expense recognized:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Equity-based compensation	$4,031	$1,326	$9,569	$3,662
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
The Company records the AHL Awards in other assets and other liabilities in the condensed consolidated statements of financial condition. The fair value of the asset is amortized through equity-based compensation over the vesting period. The fair value of the liability is remeasured each period, with any changes in fair value recorded in compensation expense in the condensed consolidated statements of operations. For AHL Awards granted by Athene Holding, compensation expense related to amortization of the asset is offset, with certain exceptions, by related management fees earned by the Company from Athene.
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
The following table summarizes the management fees, equity-based compensation expense and actual forfeiture rates for the AHL Awards:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Management fees	$1,872	$2,393	$(14)	$4,531
Equity-based compensation	3,349	3,528	1,075	6,983
Actual forfeiture rate	—%	—%	3.6%	—%
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC:

	For the Nine Months Ended September 30, 2018
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs, share options and restricted share awards	$108,719	—%	$—	$108,719
AHL Awards	1,075	50.2	539	536
Other equity-based compensation awards	13,849	50.2	6,950	6,899
Total equity-based compensation	$123,643		7,489	116,154
Less other equity-based compensation awards(2)			(7,489)	(21,916)
Capital increase related to equity-based compensation			$—	$94,238

	For the Nine Months Ended September 30, 2017
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs, share options and restricted share awards	$54,901	—%	$—	$54,901
AHL Awards	6,983	51.9	3,624	3,359
Other equity-based compensation awards	8,448	51.9	4,385	4,063
Total equity-based compensation	$70,332		8,009	62,323
Less other equity-based compensation awards(2)			(8,009)	(9,881)
Capital increase related to equity-based compensation			$—	$52,442

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.
12. EQUITY
Class A Shares
Class A shares represent limited liability company interests in the Company. Holders of Class A shares are entitled to participate in distributions from the Company on a pro rata basis. Class A shareholders do not elect the Company’s manager or the manager’s executive committee and have limited voting rights.
During the three and nine months ended September 30, 2018 and 2017, the Company issued Class A shares in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of Class A shares issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of Class A shares issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The table below summarizes the issuance of Class A shares for equity-based awards:

	For the Nine Months Ended September 30,
	2018	2017
Class A shares issued in settlement of vested RSUs and share options exercised(1)	3,587,931	3,293,798
Reduction of Class A shares issued(2)	(1,201,328)	(1,196,549)
Class A shares purchased related to share issuances and forfeitures(3)	(183,969)	(860)
Issuance of Class A shares for equity-based awards	2,202,634	2,096,389

(1)
The gross value of shares issued was $120.6 million and $76.8 million for the nine months ended September 30, 2018 and 2017, respectively, based on the closing price of a Class A share at the time of issuance.

(2)	Cash paid for tax liabilities associated with net share settlement was $40.3 million and $28.0 million for the nine months ended September 30, 2018 and 2017, respectively.

(3)
Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted Class A shares of AGM that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's 2007 Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase Class A shares on the open market and retire them. During the nine months ended September 30, 2018 and 2017, we issued 673,326 and 413,850 of such restricted shares and 75,636 and zero of such RSUs under the 2007 Equity Plan, respectively, and repurchased 830,438 and 413,850 Class A shares in open-market transactions not pursuant to a publicly-announced repurchase plan or program, respectively. In addition, there were 26,857 and 860 restricted shares forfeited during the nine months ended September 30, 2018 and 2017, respectively.

Additionally, during the nine months ended September 30, 2018 and 2017, 1,571,438 and 233,248 Class A shares were repurchased as part of the publicly announced share repurchase program adopted in February 2016, respectively. Cash paid for these open market share repurchases and cancellations was $54.3 million and $6.9 million for the nine months ended September 30, 2018 and 2017, respectively.
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
The table below summarizes the distributions on the Preferred shares:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Series A Preferred Shares total distribution	$4,383	$4,383	$13,149	$9,155
Series B Preferred Shares total distribution	4,781	—	9,350	—
Distributions
The table below presents information regarding the quarterly distributions on Class A shares which were made at the sole discretion of the manager of the Company (in millions, except per share data). Certain subsidiaries of AGM may be subject to U.S. federal, state, local and non-U.S. income taxes at the entity level and may pay taxes and/or make payments under the tax receivable agreement in a given fiscal year; therefore, the net amounts ultimately distributed by AGM to its Class A shareholders in respect of each fiscal year are generally expected to be less than the net amounts distributed to AOG Unitholders.

Distribution Declaration Date	Distribution per Class A Share	Distribution Payment Date	Distribution to Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 3, 2017	$0.45	February 28, 2017	$84.2	$97.0		$181.2	$2.9
April 13, 2017	—	April 13, 2017	—	20.5	(1)	20.5	—
April 28, 2017	0.49	May 31, 2017	94.5	102.9		197.4	3.3
August 2, 2017	0.52	August 31, 2017	100.6	108.8		209.4	3.2
November 1, 2017	0.39	November 30, 2017	75.6	81.6		157.2	2.4
For the year ended December 31, 2017	$1.85		$354.9	$410.8		$765.7	$11.8
February 1, 2018	$0.66	February 28, 2018	$133.0	$133.7		$266.7	$5.4
April 12, 2018	—	April 12, 2018	—	50.5	(1)	50.5	—
May 03, 2018	0.38	May 31, 2018	76.6	77.0		153.6	4.1
August 2, 2018	0.43	August 31, 2018	86.5	87.1		173.6	4.2
For the nine months ended September 30, 2018	$1.47		$296.1	$348.3		$644.4	$13.7

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
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Non-Controlling Interests
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to Non-Controlling Interests in consolidated entities:
Interest in management companies and a co-investment vehicle(1)	$1,067	$1,637	$4,176	$3,264
Other consolidated entities	10,273	(589)	21,859	5,703
Net income attributable to Non-Controlling Interests in consolidated entities	$11,340	$1,048	$26,035	$8,967

Net income attributable to Non-Controlling Interests in the Apollo Operating Group:
Net income	$362,692	$434,363	$397,154	$982,335
Net income attributable to Non-Controlling Interests in consolidated entities	(11,340)	(1,048)	(26,035)	(8,967)
Net income after Non-Controlling Interests in consolidated entities	351,352	433,315	371,119	973,368
Adjustments:
Income tax provision(2)	19,092	16,542	46,596	54,926
NYC UBT and foreign tax benefit(3)	(2,776)	(2,595)	(6,963)	(7,014)
Net loss in non-Apollo Operating Group entities	35	16	310	18
Net income attributable to Series A Preferred Shareholders	(4,383)	(4,383)	(13,149)	(9,155)
Net income attributable to Series B Preferred Shareholders	(4,781)	—	(9,350)	—
Total adjustments	7,187	9,580	17,444	38,775
Net income after adjustments	358,539	442,895	388,563	1,012,143
Weighted average ownership percentage of Apollo Operating Group	50.2%	52.0%	50.3%	52.7%
Net income attributable to Non-Controlling Interests in Apollo Operating Group	$179,831	$230,363	$194,250	$533,540

Net Income attributable to Non-Controlling Interests	$191,171	$231,411	$220,285	$542,507
Other comprehensive income (loss) attributable to Non-Controlling Interests	(2,130)	4,999	(13,859)	8,188
Comprehensive Income Attributable to Non-Controlling Interests	$189,041	$236,410	$206,426	$550,695

(1)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of the credit funds managed by Apollo.

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of September 30, 2018	As of December 31, 2017
Due from Related Parties:
Due from credit funds	$172,170	$128,198
Due from private equity funds	23,082	18,120
Due from real assets funds	27,859	20,105
Due from portfolio companies	47,289	37,366
Due from Contributing Partners, employees and former employees	65,378	58,799
Total Due from Related Parties	$335,778	$262,588
Due to Related Parties:
Due to Managing Partners and Contributing Partners	$322,718	$333,379
Due to credit funds	42,191	63,491
Due to private equity funds	47,357	30,848
Due to real assets funds	392	283
Distributions payable to employees	204	12
Total Due to Related Parties	$412,862	$428,013
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
As a result of the exchanges of AOG Units for Class A shares during the nine months ended September 30, 2018 and 2017, a $39.6 million and $35.9 million liability was recorded, respectively, to estimate the amount of the future expected payments to be made by APO Corp. to the Managing Partners and Contributing Partners pursuant to the tax receivable agreement.
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
Due from Contributing Partners, Employees and Former Employees
As of September 30, 2018 and December 31, 2017, due from Contributing Partners, Employees and Former Employees includes various amounts due to the Company including employee loans and return of profit sharing distributions. As of September 30, 2018 and December 31, 2017, the balance included interest-bearing employee loans receivable of $16.7 million and $15.3 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The Company recorded a receivable from the Contributing Partners and certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of September 30, 2018 and December 31, 2017 of $36.3 million and $36.4 million, respectively.
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
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions with respect to Fund IV, Fund V and Fund VI, the Company will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. The Company recorded an indemnification liability of $10.1 million and $10.5 million as of September 30, 2018 and December 31, 2017, respectively.
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
There was a general partner obligation to return previously distributed performance allocations related to certain private equity funds of $41.7 million and $30.1 million accrued as of September 30, 2018 and December 31, 2017, respectively. There was a general partner obligation to return previously distributed performance allocations related to certain credit funds of $41.1 million and $56.1 million accrued as of September 30, 2018 and December 31, 2017, respectively.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Athora
The Company, through its consolidated subsidiary, AAME, provides investment advisory services to certain portfolio companies of Apollo funds and Athora, a strategic platform established to acquire or reinsure blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora European Accounts”).
Athene and Athora Sub-Advised
The Company, through AAM, provides sub-advisory services with respect to a portion of the assets in the Athene North American Accounts. In addition, Apollo, through AAME, provides sub-advisory services with respect to a portion of the assets in certain portfolio companies of Apollo funds and the Athora European Accounts.
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

As of September 30, 2018
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

Investment Management Agreement Proposed Amendments - Athene Asset Management

On September 20, 2018, Athene and Apollo agreed to revise the existing fee agreement between Athene and AAM (the “proposed Amended Fee Agreement”). The proposed Amended Fee Agreement remains subject to approval by Athene’s shareholders in 2019 of a bye-law amendment providing that Athene will not elect to terminate the investment management arrangement between Athene and Apollo, except for cause, for a period of four years from the date of the bye-law amendment and thereafter only on each successive two-year anniversary of the expiration of the initial four-year period. Following the approval by Athene’s shareholders, the proposed Amended Fee Agreement would have retroactive effect to the month beginning January 1, 2019. The proposed Amended Fee Agreement amends the existing management fee and sub-advisory terms described above and provides for sub-allocation fees which vary based on portfolio allocation differentiation.
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
The following table presents the performance allocations earned from AAA Investments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Performance allocations from AAA Investments, net(1)	$311	$14,529	$(4,688)	$26,951

(1)	Net of related profit sharing expense.
The following table presents the revenues earned in aggregate from Athene, Athora and AAA Investments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues earned in aggregate from Athene, Athora and AAA Investments, net(1)(2)	$290,450	$180,951	$379,275	$434,160

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

(2)
Gains (losses) on the market value of the shares of Athene Holding owned directly by Apollo were $155.5 million and $68.5 million for the three months ended September 30, 2018 and 2017, respectively, and $20.6 million and $103.0 million for the nine months ended September 30, 2018 and 2017, respectively.

During the nine months ended September 30, 2018, the Company received performance allocations of $169.9 million and settled $46.6 million of profit sharing expense in the form of Athene Holding shares. The following table presents performance allocations and profit sharing payable from AAA Investments:

	As of September 30, 2018	As of December 31, 2017
Performance allocations	$2,259	$178,600
Profit sharing payable	620	49,038
The Company’s economic ownership interest in Athene Holding is comprised of the following:

	As of September 30, 2018	(1)	As of December 31, 2017	(1)
Indirect interest in Athene Holding:
Interest in AAA	2.2%		2.2%
Plus: Interest in AAA Investments	0.1%		0.1%
Total Interest in AAA and AAA Investments	2.3%		2.3%
Multiplied by: AAA Investments’ interest in Athene Holding	0.3%		14.0%
Indirect interest in Athene Holding	—%		0.3%

Plus: Direct interest in Athene Holding	10.1%		8.5%
Total interest in Athene Holding	10.1%		8.8%

(1)	Ownership interest percentages are based on approximate share count as of the reporting date.
AAA Investments Credit Agreement
On April 30, 2015, Apollo entered into a revolving credit agreement with AAA Investments (“AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

an applicable rate of LIBOR plus 1.5%. The Company receives an annual commitment fee of 0.125% on the unused portion of the loan. As of September 30, 2018 and December 31, 2017, $6.4 million and $4.5 million, respectively, had been advanced by the Company and remained outstanding on the AAA Investments Credit Agreement. AAA Investments shall pay the aggregate borrowings plus accrued interest at the earlier of (a) the third anniversary of the closing date, or (b) the date that is fifteen months following the initial public offering of shares of Athene Holding Ltd. (the “Maturity Date”). On January 30, 2018, the Company and AAA agreed to extend the maturity date of the AAA Investments Credit Agreement to April 30, 2019.
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at September 30, 2018. From time to time, this entity is involved in transactions with related parties of Apollo, including portfolio companies of the funds Apollo manages, whereby AGS earns underwriting and transaction fees for its services.
Other Transactions
The Company recognized $3.8 million of other income in the condensed consolidated statements of operations from the assignment of a CLO collateral management agreement to a related party during the nine months ended September 30, 2018.
14. COMMITMENTS AND CONTINGENCIES
Investment Commitments—As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of September 30, 2018 and December 31, 2017 of $1.4 billion and $1.7 billion, respectively, of which $692 million and $823 million related to Fund IX as of September 30, 2018 and December 31, 2017, respectively.
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of September 30, 2018, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.
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
On March 4, 2016, the Public Employees Retirement System of Mississippi filed a putative securities class action against Sprouts Farmers Market, Inc. (“SFM”), several SFM directors (including Andrew Jhawar, an Apollo partner), AP Sprouts Holdings, LLC and AP Sprouts Holdings (Overseas), L.P. (the “AP Entities”), which are controlled by entities managed by Apollo affiliates, and two underwriters of a March 2015 secondary offering of SFM common stock. The AP Entities sold SFM common stock in the March 2015 secondary offering. The complaint, filed in Arizona Superior Court and captioned Public Employees Retirement System of Mississippi v. Sprouts Farmers Market, Inc. (CV2016-050480), alleges that SFM filed a materially misleading registration statement for the secondary offering that incorporated alleged misrepresentations in SFM’s 2014 annual report regarding SFM’s business prospects, and failed to disclose alleged accelerating produce deflation. Plaintiffs alleged causes of action against the AP Entities for violations of Sections 11 and 15 of the Securities Act of 1933, seeking compensatory damages for alleged losses sustained from a decline in SFM’s stock price. Defendants moved to dismiss the action, and the court dismissed the Section 11 claim against the AP Entities but not the Section 15 claim. On September 4, 2018, Sprouts filed (i) a notice that the parties have reached an agreement in principle to settle the matter; and (ii) a joint motion to stay the case deadlines. On September 13, 2018 the court stayed the case until November 6, 2018, pending the filing of plaintiff’s motion to approve the settlement.
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

On December 12, 2016, the CORE Litigation Trust (the “Trust”), which was created under the Chapter 11 reorganization plan for CORE Media and other affiliated entities, including CORE Entertainment, Inc. (“CORE”), approved by the Southern District of New York Bankruptcy Court on September 22, 2016, commenced an action in California Superior Court for Los Angeles County, captioned Core Litigation Trust v. Apollo Global Management, LLC, et al., Case No. BC 643732, which was removed to the United States District Court for the Central District of California on February 3, 2017.  On April 5, 2017, the C.D. Cal. District Court granted Defendants’ motion to transfer the case to the Southern District of New York (“SDNY”) and denied the Trust’s motion to remand the action to California state court, without prejudice to the Trust refiling its remand motion in the SDNY.  On April 20, 2017, the SDNY District Court referred the case to the SDNY Bankruptcy Court.  On July 17, 2017, the SDNY Bankruptcy Court granted the Trust’s motion for mandatory abstention and remanded the case to Los Angeles County Superior Court.  On October 3, 2017, the Los Angeles County Superior Court granted defendants’ motion to stay all proceedings in the California state court action on forum non conveniens grounds in favor of litigating the case in New York state court.  On November 9, 2017, the Trust filed a complaint in the Supreme Court of the State of New York for New York County, commencing an action captioned Core Litigation Trust v. Apollo Global Management, LLC, et al., Index No. 656856/2017.  The complaint names as defendants:  (i) AGM, (ii) Apollo Global Securities, LLC, (iii) other AGM subsidiaries, (iv) the funds managed by Apollo that were the beneficial owners of CORE Media (the “CORE Funds”), (v) certain affiliated-entities through which the CORE Funds owned their beneficial interest in CORE Media, (vi) Twenty-First Century Fox, Inc. (“Fox”) and certain Fox affiliates, (vii) Endemol USA Holding, Inc. (“Endemol”) and certain Endemol-affiliated entities, and (viii) the joint venture through which the CORE Funds and Fox beneficially owned CORE Media and Endemol Shine.  The Trust’s complaint asserts against all defendants claims for inducing the breach of and tortiously interfering with $360 million in loans under the 2011 loan agreements entered into between CORE and certain First and Second Lien Lenders (the “Lenders”), who assigned their loan-agreement claims to the Trust as part of CORE’s Chapter 11 plan of reorganization.  The Trust alleges that defendants’ participation in certain transactions related to CORE, including the December 12, 2014 formation of the joint venture through which the CORE Funds and Fox beneficially owned CORE Media and Endemol Shine, induced CORE to breach the loan agreements and tortiously interfered with CORE’s performance of its obligations under the loan agreements.  The Trust also asserts alter-ego and de-facto-merger claims seeking to hold certain defendants liable

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

for the guarantee provided by CORE Entertainment Holdings, Inc. (CORE’s parent holding company) of CORE's repayment obligations under the loans’ repayment.  The Trust seeks $240 million in compensatory, unspecified punitive damages, pre-judgment interests, and costs and expenses.  On January 16, 2018, defendants filed motions to dismiss the complaint.  The Trust opposed the motions to dismiss on February 16, 2018.  Defendants filed their replies on March 12, 2018.  The court heard oral argument on defendants’ motions on May 17, 2018.  On April 27, 2018, the Trust filed an adversary complaint in the Southern District of New York Bankruptcy Court captioned Core Litigation Trust v. Apollo Global Management, LLC, et al., Case No. 16-11090.  The complaint names as defendants (i) AGM, (ii) certain affiliated-entities through which the CORE Funds owned their beneficial interest in CORE Media, (iii) certain former CORE directors who are current or former employees of AGM subsidiaries (the “Directors”), (iv) CORE Entertainment Holdings (CORE’s direct parent), and (v) the joint venture through which the CORE Funds and Fox beneficially owned CORE Media and Endemol Shine.  The Trust asserts a breach of fiduciary duty claim against the Directors and an aiding-and-abetting claim against AGM for allegedly preventing CORE Media from investing in the joint venture, and a fiduciary-duty breach claim against the Directors and Apollo CORE Holdings, and an aiding-and-abetting claim against all defendants (except the joint venture) for allegedly causing CORE Media to pay $93 million to a former shareholder to satisfy a legal judgment in March 2015.  The Trust further asserts fraudulent-conveyance claims against AGM under bankruptcy and New York law in connection with payment of that judgment.  The Trust seeks unspecified compensatory damages, to avoid and recover the $93 million judgment payment, pre-judgment interest, and costs and fees.  On June 29, 2018, Defendants moved to abstain or, in the alternative, to dismiss the claims with prejudice.  On August 24, 2018, the Trust dismissed the joint venture from the case and opposed the motion to abstain or dismiss.  Defendants filed their reply on September 27, 2018. A hearing to consider the motion is scheduled for November 27, 2018. Apollo believes the claims in each action are without merit.  Because the actions are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On August 3, 2017, a putative class action was commenced in the United States District Court for the Middle District of Florida against AGM, Gareth Turner (an Apollo Partner) and Mark Beith (a former Apollo Principal) by Michael McEvoy on behalf of a class of current and former employees of subsidiaries of CEVA Group, LLC (“CEVA Group”) who purchased restricted Class A shares in CEVA Investment Limited (“CIL”), the former parent company of CEVA Group.  The complaint alleges that the defendants breached fiduciary duties to and defrauded the plaintiffs by inducing them to purchase shares in CIL and subsequently participating in a debt restructuring of CEVA Group in which shareholders of CIL did not receive a recovery.  The complaint purports to seek damages in excess of €14 million.  On October 18, 2017, the bankruptcy trustee for CIL filed a motion in the Bankruptcy Court for the Southern District of New York to prevent McEvoy and his counsel from continuing to prosecute the Florida action on the basis that the relevant claims belong to the CIL bankruptcy estate.  On November 21, 2017, the Florida court granted the parties’ joint motion to stay the case pending resolution of the CIL bankruptcy trustee’s motion to enforce the automatic stay, staying the case until further Order.  On February 9, 2018, the bankruptcy court granted the CIL trustee’s motion to enforce the automatic stay and enjoined further prosecution of the McEvoy Action (the “February 9 Order”).  On February 23, 2018, Mr. McEvoy filed a motion for leave to appeal the February 9 Order.  On May 4, 2018, the District Court for the Southern District of New York denied McEvoy’s appeal of the February 9 Order, but permitted McEvoy to file a motion in the bankruptcy court to clarify the scope of the injunction or to modify the order to permit him to amend the complaint.  On May 24, 2018, McEvoy filed a motion with the bankruptcy court seeking clarification or modification of the February 9 Order, which the CIL Trustee and Mr. Turner opposed.  On June 1, 2018, the Florida court entered an order continuing the stay in the case pending the bankruptcy court’s ruling on McEvoy’s motion for clarification.  The bankruptcy court held a hearing on McEvoy’s motion for clarification on June 28, 2018, at which it directed McEvoy to file a reply and proposed amended complaint.  The reply and proposed amended complaint were filed on July 10, 2018.  The proposed amended complaint no longer asserts claims against Messrs. Turner and Beith but adds Apollo Management VI, L.P. and CEVA Group as proposed defendants.  The proposed amended complaint purports to seek damages of approximately €30 million and asserts, among other things, claims for violations of the Investment Advisors Act of 1940, breach of fiduciary duties, and breach of contract. On July 26, 2018, CEVA Group, AGM, and Apollo Management VI, L.P. filed a reservation of rights with respect to the proposed amended complaint. On October 16, 2018, the bankruptcy court granted McEvoy’s motion for clarification, permitting him to file the proposed amended complaint in the Florida action, to the extent he asserts direct claims against the proposed defendants.  To date, McEvoy has not filed the proposed amended complaint.  The parties have until November 6, 2018 to file a joint status report with the Florida court.  Based on the allegations in the complaint, Apollo believes that there is no merit to the claims.  Additionally, as the case is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.

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

On February 9, 2018, plaintiffs Joseph M. Dropp, Mary E. Dropp, Robert Levine, Susan Levine, and Kaarina Pakka filed a complaint in the United States District Court for the District of Nevada against Apollo Management VIII, L.P. (“Management VIII”), AGM and Diamond Resorts International, Inc. (“Diamond”) and several of its affiliates and executives. Plaintiffs, who allege that they bought vacation interest points from Diamond, allege that the points are securities and that defendants violated federal securities laws by selling the points without registering them as securities. Plaintiffs also assert a “control person” claim against Management VIII and AGM. Plaintiffs assert their claims on their own behalf and on behalf of a purported class of Diamond customers who bought vacation interest points over the last three years. They seek injunctive relief prohibiting defendants from continuing to market and sell unregistered securities, the right to rescind their purchases, and unspecified compensatory damages. On April 11, 2018, Defendants filed motions to sever Ms. Pakka's claims from the claims of the other plaintiffs and to transfer those claims to the United States District Court for the District of Hawaii. In regard to the other plaintiffs, Defendants filed motions to compel those plaintiffs to arbitrate their claims; to strike their class action claim and to pursue their arbitration claim individually, rather than jointly; and to dismiss the complaint or, in the alternative, stay it pending arbitration. Apollo believes the claims in this action are without merit.  Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

Five shareholders filed substantially similar putative class action lawsuits in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida in March, April, and May 2018, alleging violations of the Securities Act of 1933 (the “1933 Act”) in connection with the January 19, 2018 IPO of ADT Inc. common stock.  The actions were consolidated on July 10, 2018, and the case was re-captioned In re ADT Inc. Shareholder Litigation.  On August 24, 2018, the state-court plaintiffs filed a consolidated complaint naming as defendants ADT Inc., several ADT officers and directors, the IPO underwriters, AGM and certain other Apollo affiliates.  Plaintiffs generally allege that the registration statement and prospectus for the IPO contained false and misleading statements and failed to disclose material information about certain litigation in which ADT was involved, ADT’s efforts to protect its intellectual property, and competitive pressures ADT faced.  Defendants filed motions to dismiss the consolidated complaint on October 23, 2018 and the motions will be fully briefed on January 22, 2019.  On May 21, 2018, a similar shareholder class action lawsuit was filed in the United States District Court for the Southern District of Florida, naming as defendants ADT, several officers and directors, and AGM.  The federal action, captioned Perdomo v. ADT Inc., generally alleges that the registration statement was materially misleading because it failed to disclose ongoing deterioration in ADT’s financial results, along with certain customer and business metrics.  On July 20, 2018, several alleged ADT shareholders filed competing motions to be named lead plaintiff in the federal action.  All but one of those motions has since been withdrawn, and that one now-uncontested motion remains pending.  On September 12, 2018, a shareholder derivative action, captioned Velasco v. Whall, was filed in the United States District Court for the Southern District of Florida, naming as defendants several ADT officers and directors, along with the same Apollo defendants in the state-court action.  The derivative complaint generally alleges that the individual defendants and Apollo defendants committed securities fraud and breached their fiduciary duties by failing to make necessary disclosures, failing to correct materially misleading statements in the IPO registration statement, and causing ADT to fail to maintain internal controls.  Similar shareholder derivative actions, captioned Myung v. Whall, Scheel v. Whall, and Bradel v. Whall, were filed in the Southern District of Florida on September 20, 2018, October 11, 2018, and October 12, 2018, respectively,

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

naming the same defendants and making similar allegations as Velasco.  Based on the allegations in the complaints, Apollo believes that there is no merit to any of the claims against AGM or the other Apollo defendants.

On May 3, 2018, Caldera Holdings Ltd, Caldera Life Reinsurance Company, and Caldera Shareholder, L.P. (collectively, “Caldera”) filed a summons with notice in the Supreme Court of the State of New York, New York County, naming as defendants AGM, Apollo Management, L.P., Apollo Advisors VIII, L.P., Apollo Capital Management VIII, LLC, Athene Asset Management, L.P., Athene Holding, Ltd., and Leon Black (collectively, “Defendants” and all but Athene Holding, Ltd., the “Apollo Defendants”). On July 12, 2018, Caldera filed a complaint, Index No. 652175/2018 (the “Complaint”), alleging three causes of action: (1) tortious interference with prospective business relations/prospective economic advantage; (2) defamation/trade disparagement/injurious falsehood; and (3) unfair competition. The Complaint seeks damages of no less than $1.5 billion, as well as exemplary and punitive damages, attorneys’ fees, interest, and an injunction. Defendants moved to dismiss the Complaint on September 21, 2018. The Apollo Defendants believe that the claims contained in the Complaint lack merit and intend to defend the case vigorously. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
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
As of September 30, 2018, the approximate aggregate minimum future payments required for operating leases were as follows:

	Remaining 2018	2019	2020	2021	2022	Thereafter	Total
Aggregate minimum future payments	$9,850	$37,790	$24,298	$31,378	$35,103	$435,466	$573,885
Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $10.0 million and $8.5 million for the three months ended September 30, 2018 and 2017, respectively, and $30.0 million and $28.3 million for the nine months ended September 30, 2018 and 2017, respectively, and are included in general, administrative and other on the condensed consolidated statements of operations.
Other long-term obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of September 30, 2018, fixed and determinable payments due in connection with these obligations were as follows:

	Remaining 2018	2019	2020	2021	2022	Thereafter	Total
Other long-term obligations	$8,008	$8,388	$2,320	$2,070	$1,482	$1,240	$23,508
Contingent Obligations—Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through September 30, 2018 and that would be reversed approximates $3.7 billion. Management views the possibility of all of the investments becoming worthless as remote. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of September 30, 2018, there were no underwriting commitments outstanding related to such offerings.
Contingent Consideration—In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future performance revenues earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future performance revenue payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the remaining contingent obligation was $77.7 million and $92.6 million as of September 30, 2018 and December 31, 2017, respectively.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present financial data for Apollo’s reportable segments.

	As of and for the Three Months Ended September 30, 2018
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Revenues:
Management fees	$196,507	$123,304	$20,094	$339,905
Advisory and transaction fees, net	2,310	5,925	4,737	12,972
Performance fees(1):
Unrealized(2)	(4,896)	29,005	2,338	26,447
Realized	22,790	76,746	559	100,095
Total performance fees	17,894	105,751	2,897	126,542
Principal investment income	6,803	10,328	607	17,738
Total Revenues(3)	223,514	245,308	28,335	497,157
Expenses:
Compensation and benefits:
Salary, bonus and benefits	57,694	33,673	10,166	101,533
Equity-based compensation	11,525	7,905	521	19,951
Profit sharing expense:
Unrealized	(1,409)	8,537	1,775	8,903
Realized	12,079	41,553	548	54,180
Equity-based(4)	3,150	20,267	385	23,802
Total profit sharing expense	13,820	70,357	2,708	86,885
Total compensation and benefits	83,039	111,935	13,395	208,369
Non-compensation expenses:
General, administrative and other	38,071	19,740	6,186	63,997
Placement fees	695	51	—	746
Total non-compensation expenses	38,766	19,791	6,186	64,743
Total Expenses(3)	121,805	131,726	19,581	273,112
Other Income:
Net gains from investment activities	113,188	42,074	—	155,262
Net interest loss	(4,858)	(3,680)	(983)	(9,521)
Other income, net	1,155	666	1,277	3,098
Total Other Income(3)	109,485	39,060	294	148,839
Non-Controlling Interests	(1,187)	—	—	(1,187)
Economic Income(3)	$210,007	$152,642	$9,048	$371,697
Total Assets(3)	$2,828,917	$2,691,289	$233,728	$5,753,934

(1)	Performance fees includes performance allocations and incentive fees.

(2)
Included in unrealized performance fees for the three months ended September 30, 2018 was a reversal of previously realized performance fees due to the general partner obligation to return previously distributed performance fees.

(3)
Refer below for a reconciliation of total revenues, total expenses, other income and total assets for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses, total consolidated other income and total assets.

(4)	Relates to amortization of restricted share awards granted under certain profit sharing arrangements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended September 30, 2017
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Revenues:
Management fees	$187,885	$76,079	$18,470	$282,434
Advisory and transaction fees, net	4,219	10,572	1,418	16,209
Performance fees(1):
Unrealized(2)	4,179	286,589	(5,169)	285,599
Realized	32,131	21,859	6,985	60,975
Total performance fees	36,310	308,448	1,816	346,574
Principal investment income (loss)	8,222	39,875	(83)	48,014
Total Revenues(3)	236,636	434,974	21,621	693,231
Expenses:
Compensation and benefits:
Salary, bonus and benefits	59,027	31,467	10,513	101,007
Equity-based compensation	9,925	6,335	798	17,058
Profit sharing expense:
Unrealized	2,266	96,992	(4,812)	94,446
Realized	14,643	17,394	3,636	35,673
Equity-based(4)	518	808	—	1,326
Total profit sharing expense	17,427	115,194	(1,176)	131,445
Total compensation and benefits	86,379	152,996	10,135	249,510
Non-compensation expenses:
General, administrative and other	35,709	19,699	5,520	60,928
Placement fees	3,140	2,257	—	5,397
Total non-compensation expenses	38,849	21,956	5,520	66,325
Total Expenses(3)	125,228	174,952	15,655	315,835
Other Income:
Net gains from investment activities	60,570	7,959	—	68,529
Net interest loss	(5,972)	(4,374)	(1,163)	(11,509)
Other income, net	16,318	7,344	2,044	25,706
Total Other Income(3)	70,916	10,929	881	82,726
Non-Controlling Interests	(1,751)	—	—	(1,751)
Economic Income(3)	$180,573	$270,951	$6,847	$458,371

(1)	Performance fees includes performance allocations and incentive fees.

(2)
Included in unrealized performance fees for the three months ended September 30, 2017 was a reversal of previously realized performance fees due to the general partner obligation to return previously distributed performance fees.

(3)
Refer below for a reconciliation of total revenues, total expenses and other income for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income.

(4)	Relates to amortization of equity-based awards granted under certain profit sharing arrangements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments.

	For the Three Months Ended September 30,
	2018	2017
Total Consolidated Revenues	$517,731	$711,720
Equity awards granted by unconsolidated related parties and reimbursable expenses(1)	(23,019)	(19,832)
Adjustments related to consolidated funds and VIEs(1)	2,445	1,343
Total Reportable Segments Revenues	$497,157	$693,231

(1)
Represents advisory fees, management fees and performance fees earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments

	For the Three Months Ended September 30,
	2018	2017
Total Consolidated Expenses	$312,727	$357,483
Equity awards granted by unconsolidated related parties and reimbursable expenses(1)	(23,153)	(19,832)
Transaction-related compensation charges, net(1)	(206)	(7,543)
Reclassification of interest expenses	(15,209)	(13,302)
Amortization of transaction-related intangibles(1)	(1,047)	(971)
Total Reportable Segments Expenses	$273,112	$315,835

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

The following table reconciles total consolidated other income to total other income for Apollo’s reportable segments.

	For the Three Months Ended September 30,
	2018	2017
Total Consolidated Other Income	$176,780	$96,668
Reclassification of interest expense	(15,209)	(13,302)
Adjustments related to consolidated funds and VIEs(1)	(12,732)	(640)
Total Reportable Segments Other Income	$148,839	$82,726

(1)	Represents the addition of other income of consolidated funds and VIEs.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Economic Income.

	For the Three Months Ended September 30,
	2018	2017
Income before income tax provision	$381,784	$450,905
Adjustments:
Net income attributable to Non-Controlling Interests in consolidated entities	(11,340)	(1,048)
Transaction-related charges, net(1)	1,253	8,514
Total consolidation adjustments and other	(10,087)	7,466
Economic Income	$371,697	$458,371

(1)	Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present financial data for Apollo’s reportable segments.

	As of and for the Nine Months Ended September 30, 2018
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Revenues:
Management fees	$564,164	$317,276	$56,532	$937,972
Advisory and transaction fees, net	6,942	29,817	4,787	41,546
Performance fees(1):
Unrealized(2)	30,464	(403,235)	(585)	(373,356)
Realized	102,644	408,662	6,487	517,793
Total performance fees	133,108	5,427	5,902	144,437
Principal investment income	23,100	3,902	924	27,926
Total Revenues(3)	727,314	356,422	68,145	1,151,881
Expenses:
Compensation and benefits:
Salary, bonus and benefits	176,662	105,203	30,700	312,565
Equity-based compensation	29,563	21,552	2,227	53,342
Profit sharing expense:
Unrealized	17,356	(122,716)	377	(104,983)
Realized	55,787	175,279	3,194	234,260
Equity-based(4)	7,013	48,351	924	56,288
Total profit sharing expense	80,156	100,914	4,495	185,565
Total compensation and benefits	286,381	227,669	37,422	551,472
Non-compensation expenses:
General, administrative and other	104,832	50,578	18,638	174,048
Placement fees	1,250	134	—	1,384
Total non-compensation expenses	106,082	50,712	18,638	175,432
Total Expenses(3)	392,463	278,381	56,060	726,904
Other Loss:
Net gains from investment activities	10,489	10,060	11	20,560
Net interest loss	(15,211)	(11,464)	(3,123)	(29,798)
Other income (loss), net	2,782	(1,481)	641	1,942
Total Other Loss(3)	(1,940)	(2,885)	(2,471)	(7,296)
Non-Controlling Interests	(3,766)	—	—	(3,766)
Economic Income(3)	$329,145	$75,156	$9,614	$413,915
Total Assets(3)	$2,828,917	$2,691,289	$233,728	$5,753,934

(1)	Performance fees includes performance allocations and incentive fees.

(2)
Included in unrealized performance fees for the nine months ended September 30, 2018 was a reversal of previously realized performance fees due to the general partner obligation to return previously distributed performance fees.

(3)
Refer below for a reconciliation of total revenues, total expenses, other loss and total assets for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses, total consolidated other income and total assets.

(4)	Relates to amortization of equity-based awards granted under certain profit sharing arrangements.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Nine Months Ended September 30, 2017
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Revenues:
Management fees	$516,083	$230,752	$54,560	$801,395
Advisory and transaction fees, net	10,484	41,646	2,775	54,905
Performance fees(1):
Unrealized(2)	37,422	351,836	(1,639)	387,619
Realized	120,186	313,817	12,224	446,227
Total performance fees	157,608	665,653	10,585	833,846
Principal investment income	20,561	81,951	1,935	104,447
Total Revenues(3)	704,736	1,020,002	69,855	1,794,593
Expenses:
Compensation and benefits:
Salary, bonus and benefits	173,153	93,230	27,905	294,288
Equity-based compensation	28,255	21,134	1,980	51,369
Profit sharing expense:
Unrealized	17,408	117,025	(2,848)	131,585
Realized	51,168	145,783	6,528	203,479
Equity-based	1,387	1,270	—	2,657
Total profit sharing expense	69,963	264,078	3,680	337,721
Total compensation and benefits	271,371	378,442	33,565	683,378
Non-compensation expenses:
General, administrative and other	99,559	53,676	15,299	168,534
Placement fees	8,828	3,732	—	12,560
Total non-compensation expenses	108,387	57,408	15,299	181,094
Total Expenses(3)	379,758	435,850	48,864	864,472
Other Income (Loss):
Net gains from investment activities	91,365	11,255	—	102,620
Net interest loss	(18,978)	(12,952)	(3,634)	(35,564)
Other income, net	16,888	25,915	2,347	45,150
Total Other Income (Loss)(3)	89,275	24,218	(1,287)	112,206
Non-Controlling Interests	(3,244)	—	—	(3,244)
Economic Income(3)	$411,009	$608,370	$19,704	$1,039,083

(1)	Performance fees includes performance allocations and incentive fees.

(2)
Included in unrealized performance fees for the nine months ended September 30, 2017 was a reversal of previously realized performance fees due to the general partner obligation to return previously distributed performance fees.

(3)
Refer below for a reconciliation of total revenues, total expenses and other income (loss) for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments:

	For the Nine Months Ended September 30,
	2018	2017
Total Consolidated Revenues	$1,207,950	$1,843,532
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(62,132)	(53,234)
Adjustments related to consolidated funds and VIEs(1)	6,063	4,295
Total Reportable Segments Revenues	$1,151,881	$1,794,593

(1)
Represents advisory fees, management fees and performance fees earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments:

	For the Nine Months Ended September 30,
	2018	2017
Total Consolidated Expenses	$828,996	$967,997
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(61,724)	(53,234)
Transaction-related compensation charges, net(1)	6,756	(6,409)
Reclassification of interest expenses	(44,168)	(39,496)
Amortization of transaction-related intangibles(1)	(2,956)	(4,386)
Total Reportable Segments Expenses	$726,904	$864,472

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

The following table reconciles total consolidated other income to total other income (loss) for Apollo’s reportable segments:

	For the Nine Months Ended September 30,
	2018	2017
Total Consolidated Other Income	$64,796	$161,726
Reclassification of interest expense	(44,168)	(39,496)
Adjustments related to consolidated funds and VIEs(1)	(27,924)	(10,024)
Total Reportable Segments Other Income (Loss)	$(7,296)	$112,206

(1)	Represents the addition of other income of consolidated funds and VIEs.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Economic Income:

	For the Nine Months Ended September 30,
	2018	2017
Income before income tax provision	$443,750	$1,037,261
Adjustments:
Transaction-related charges(1)	(3,800)	10,789
Net income attributable to Non-Controlling Interests in consolidated entities and appropriated partners’ capital	(26,035)	(8,967)
Total consolidation adjustments and other	(29,835)	1,822
Economic Income	$413,915	$1,039,083

(1)	Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions.
The following table presents the reconciliation of Apollo’s total reportable segment assets to total assets:

	As of September 30, 2018	As of December 31, 2017
Total reportable segment assets	$5,753,934	$5,740,943
Adjustments(1)	1,218,224	1,250,127
Total assets	$6,972,158	$6,991,070

(1)	Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.
16. SUBSEQUENT EVENTS
On October 31, 2018, the Company declared a cash distribution of $0.46 per Class A share, which will be paid on November 30, 2018 to holders of record on November 20, 2018.
On October 31, 2018, the Company declared a cash distribution of $0.398438 per Series A Preferred share and Series B Preferred share which will be paid on December 17, 2018 to holders of record on November 30, 2018.

ITEM 1A.     UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS
OF FINANCIAL CONDITION
APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of September 30, 2018
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$854,570	$4	$—	$854,574
Restricted cash	3,460	—	—	3,460
U.S. Treasury securities, at fair value	390,448	—	—	390,448
Investments	3,487,760	665	(73,260)	3,415,165
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	53,295	—	53,295
Investments, at fair value	—	1,202,497	(312)	1,202,185
Other assets	—	45,749	—	45,749
Incentive fees receivable	7,710	—	—	7,710
Due from related parties	345,552	—	(9,774)	335,778
Deferred tax assets, net	348,588	—	—	348,588
Other assets	208,117	—	(640)	207,477
Goodwill	88,852	—	—	88,852
Intangible assets, net	18,877	—	—	18,877
Total Assets	$5,753,934	$1,302,210	$(83,986)	$6,972,158
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$82,008	$—	$—	$82,008
Accrued compensation and benefits	159,516	—	—	159,516
Deferred revenue	182,045	—	—	182,045
Due to related parties	412,862	—	—	412,862
Profit sharing payable	684,594	—	—	684,594
Debt	1,361,024	—	—	1,361,024
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	925,543	(44,973)	880,570
Other liabilities	—	73,959	(270)	73,689
Due to related parties	—	1,789	(1,789)	—
Other liabilities	142,021	—	—	142,021
Total Liabilities	3,024,070	1,001,291	(47,032)	3,978,329

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Series A Preferred shares	264,398	—	—	264,398
Series B Preferred shares	289,815	—	—	289,815
Additional paid in capital	1,350,331	—	—	1,350,331
Accumulated deficit	(273,535)	8,313	(8,313)	(273,535)
Accumulated other comprehensive loss	(3,402)	(2,092)	1,894	(3,600)
Total Apollo Global Management, LLC shareholders’ equity	1,627,607	6,221	(6,419)	1,627,409
Non-Controlling Interests in consolidated entities	7,216	294,698	(30,535)	271,379
Non-Controlling Interests in Apollo Operating Group	1,095,041	—	—	1,095,041
Total Shareholders’ Equity	2,729,864	300,919	(36,954)	2,993,829
Total Liabilities and Shareholders’ Equity	$5,753,934	$1,302,210	$(83,986)	$6,972,158

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
General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in credit, private equity and real assets with significant distressed expertise and a flexible mandate in the majority of our funds which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 32 years and lead a team of 1,118 employees, including 408 investment professionals, as of September 30, 2018.
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
As of September 30, 2018, we had total AUM of $270.2 billion across all of our businesses. More than 90% of our total AUM was in funds with a contractual life at inception of seven years or more, and 47% of such AUM was in permanent capital vehicles. For our credit segment, total gross and net returns, excluding Athene and Athora assets that are managed or advised by Apollo but not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo, were 1.7% and 1.4%, respectively, for the three months ended September 30, 2018 and 4.3% and 3.5%, respectively, for the nine months ended September 30, 2018.
As of December 31, 2017, Fund IX held its final closing, raising a total of $23.5 billion in third-party capital and approximately $1.2 billion of additional capital from Apollo and affiliated investors for total commitments of $24.7 billion. On

December 31, 2013, Fund VIII held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of September 30, 2018, Fund VIII had $4.1 billion of uncalled commitments remaining. Additionally, Fund VII held a final closing in December 2008, raising a total of $14.7 billion, and as of September 30, 2018, Fund VII had $2.1 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through September 30, 2018. Apollo’s private equity fund appreciation (depreciation) was 2.3% and 1.2% for the three and nine months ended September 30, 2018, respectively.
For our real assets segment, total combined gross and net returns for AGRE U.S. Real Estate Fund, L.P. (“U.S. RE Fund I”) and Apollo U.S. RE Fund II, L.P. (“U.S. RE Fund II”) including co-investment capital were 4.6% and 3.9%, respectively, for the three months ended September 30, 2018 and 10.5% and 8.9%, respectively, for the nine months ended September 30, 2018.
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
49.9% of the LP units of certain Apollo Operating Group Entities
49.9% of the LP units of certain Apollo Operating Group Entities
49.9% of the LP units of certain Apollo Operating Group Entities
49.9% of the LP units of certain Apollo Operating Group Entities
Apollo Operating Group

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of November 2, 2018.

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

(2)
Our Managing Partners own BRH Holdings GP, Ltd., which in turn holds our only outstanding Class B share. The Class B share represents 52.4% of the total voting power of our shares entitled to vote but no economic interest in Apollo Global Management, LLC. Our Managing Partners’ economic interests are instead represented by their indirect beneficial ownership, through Holdings, of 45.5% of the limited partner interests in the Apollo Operating Group.

(3)	Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles, limited partner interests in Holdings.

(4)
Holdings owns 50.1% of the limited partner interests in each Apollo Operating Group entity. The AOG Units held by Holdings are exchangeable for Class A shares. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 45.5% of the AOG Units. Our Contributing Partners, through their ownership interests in Holdings, beneficially own 4.6% of the AOG Units.

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
In the U.S., the S&P 500 Index increased by 7.2% in the third quarter of 2018, following an increase of 2.9% in the second quarter of 2018. Outside the U.S., global equity markets appreciated during the third quarter of 2018. The MSCI All Country World ex USA Index increased 1.0% following a decrease of 0.6% in the second quarter of 2018.
Conditions in the credit markets also have a significant impact on our business. Credit markets were positive in the third quarter of 2018, with the BofAML HY Master II Index increasing 2.4% while the S&P/LSTA Leveraged Loan Index increased 1.8%. Benchmark interest rates finished the quarter higher from where they were at the end of the second quarter of 2018, as the Federal Reserve raised the target rate 0.25% in the quarter, the eighth rate hike since December 2015, and indicated that one more increase is likely in December 2018. The U.S. 10-year Treasury yield rose slightly to finish the quarter at 3.1%.
Foreign exchange rates can materially impact the valuations of our investments and those of our funds that are denominated in currencies other than the U.S. dollar. Relative to the U.S. dollar, the Euro depreciated 0.7% in the third quarter of 2018, after depreciating by 5.2% in the second quarter of 2018, while the British pound depreciated by 1.3% in the third quarter of 2018, after depreciating by 5.8% in the second quarter of 2018. Commodities generally depreciated in the third quarter of 2018, with gold, copper, wheat, and sugar decreasing, while natural gas appreciated. The price of crude oil decreased 1.2% during the third quarter, following four consecutive quarters of appreciation.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 3.5% in the third quarter of 2018, slightly lower than the 4.1% growth experienced in the second quarter of 2018. As of October 2018, The International Monetary Fund estimated that the U.S. economy will expand by 2.9% in 2018 and 2.5% in 2019. Additionally, the U.S. unemployment rate stood at 3.7% as of September 30, 2018, a nearly 50-year low.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its fund investors by focusing on opportunities that management believes are often overlooked by other investors. As such, Apollo’s global integrated investment platform deployed $2.2 billion and $15.9 billion of capital through the funds it manages during the three and twelve months ended September 30, 2018, respectively. We believe Apollo’s expertise in credit and its focus on nine core industry sectors, combined with more than 28 years of investment experience, has allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors include chemicals, manufacturing and industrial, natural resources, consumer and retail, consumer services, business services, financial services, leisure, and media/telecom/technology. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods.

In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities, such as continuing to grow the assets of our permanent capital vehicles. As such, Apollo had $6.0 billion and $45.9 billion of capital inflows during the three and twelve months ended September 30, 2018, respectively. While Apollo continues to attract capital inflows, it also continues to generate realizations for fund investors. Apollo returned $1.7 billion and $13.4 billion of capital and realized gains to the investors in the funds it manages during the three and twelve months ended September 30, 2018, respectively.
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
Fee Related Earnings
Fee Related Earnings (“FRE”) is derived from our segment reported results and refers to a component of EI that is used as a supplemental performance measure to assess whether revenues that we believe are generally more stable and predictable in nature, primarily consisting of management fees, are sufficient to cover associated operating expenses and generate profits. FRE is the sum across all segments of (i) management fees, (ii) advisory and transaction fees, (iii) performance fees earned from business development companies and (iv) other income, net, less (x) salary, bonus and benefits, excluding equity-based compensation, (y) other associated operating expenses and (z) non-controlling interests in the management companies of certain funds the Company manages.
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
Assets Under Management
The tables below present Fee-Generating and Non-Fee-Generating AUM by segment:

	As of September 30, 2018
	Credit	Private Equity	Real Assets	Total
	(in millions)
Fee-Generating	$148,326	$44,007	$11,276	$203,609
Non-Fee-Generating	34,314	28,150	4,107	66,571
Total Assets Under Management	$182,640	$72,157	$15,383	$270,180

	As of September 30, 2017
	Credit	Private Equity	Real Assets	Total
	(in millions)
Fee-Generating	$126,907	$30,067	$9,284	$166,258
Non-Fee-Generating	31,018	40,402	3,887	75,307
Total Assets Under Management	$157,925	$70,469	$13,171	$241,565

	As of December 31, 2017
	Credit	Private Equity	Real Assets	Total
	(in millions)
Fee-Generating	$130,150	$29,792	$9,023	$168,965
Non-Fee-Generating	33,963	42,640	3,360	79,963
Total Assets Under Management	$164,113	$72,432	$12,383	$248,928
The table below presents AUM with Future Management Fee Potential, which is a component of Non-Fee-Generating AUM, for each of Apollo’s three segments.

	As of September 30, 2018	As of September 30, 2017	As of December 31, 2017
	(in millions)
Credit	$10,974	$8,565	$10,057
Private Equity	8,344	25,796	25,912
Real Assets	929	874	464
Total AUM with Future Management Fee Potential	$20,247	$35,235	$36,433
The following tables present the components of Performance Fee-Eligible AUM for each of Apollo’s three segments:

	As of September 30, 2018
	Credit(1)	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM	$35,350	$25,518	$658	$61,526
AUM Not Currently Generating Performance Fees	9,805	1,721	644	12,170
Uninvested Performance Fee-Eligible AUM	12,974	33,598	1,439	48,011
Total Performance Fee-Eligible AUM	$58,129	$60,837	$2,741	$121,707

	As of September 30, 2017
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM	$26,634	$25,213	$803	$52,650
AUM Not Currently Generating Performance Fees	15,722	492	395	16,609
Uninvested Performance Fee-Eligible AUM	11,927	34,290	1,281	47,498
Total Performance Fee-Eligible AUM	$54,283	$59,995	$2,479	$116,757

	As of December 31, 2017
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM	$25,814	$26,775	$694	$53,283
AUM Not Currently Generating Performance Fees	17,901	494	437	18,832
Uninvested Performance Fee-Eligible AUM	11,607	33,412	923	45,942
Total Performance Fee-Eligible AUM	$55,322	$60,681	$2,054	$118,057

(1)
As of September 30, 2018, $4.7 billion of the performance-fee generating AUM is currently above its hurdle rate or preferred return, but in accordance with the adoption of the revenue recognition standard effective January 1, 2018, recognition of performance fees associated with such performance-fee generating AUM has been deferred to future periods when the fees are probable to not be significantly reversed.

The following table presents AUM Not Currently Generating Performance Fees for funds that have commenced investing capital for more than 24 months as of September 30, 2018 and the corresponding appreciation required to reach the preferred return or high watermark in order to generate performance fees:

Category / Fund	Invested AUM Not Currently Generating Performance Fees	Investment Period Active > 24 Months	Appreciation Required to Achieve Performance Fees(1)
	(in millions)
Credit:
Drawdown	$3,643	$2,676	48%
Liquid/Performing	5,828	3,510	< 250bps
		—	250-500bps
		360	> 500bps
Athora Non-Sub-Advised	334	—	< 250bps
Total Credit	9,805	6,546	22%
Private Equity:
ANRP I	533	533	13%
Other PE	1,188	904	11%
Total Private Equity	1,721	1,437	12%
Real Assets:
Total Real Assets	644	482	> 250bps
Total	$12,170	$8,465

(1)
All investors in a given fund are considered in aggregate when calculating the appreciation required to achieve performance fees presented above. Appreciation required to achieve performance fees may vary by individual investor.

The components of Fee-Generating AUM by segment are presented below:

	As of September 30, 2018
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$8,058	$26,983		$784	$35,825
Fee-Generating AUM based on invested capital	4,686	16,078		5,443	26,207
Fee-Generating AUM based on gross/adjusted assets	114,882	903		4,998	120,783
Fee-Generating AUM based on NAV	20,700	43		51	20,794
Total Fee-Generating AUM	$148,326	$44,007	(1)	$11,276	$203,609

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at September 30, 2018 was 82 months.

	As of September 30, 2017
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$8,749	$21,803		$784	$31,336
Fee-Generating AUM based on invested capital	6,696	7,443		4,882	19,021
Fee-Generating AUM based on gross/adjusted assets	94,159	821		3,563	98,543
Fee-Generating AUM based on NAV	17,303	—		55	17,358
Total Fee-Generating AUM	$126,907	$30,067	(1)	$9,284	$166,258

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at September 30, 2017 was 59 months.

	As of December 31, 2017
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$8,771	$21,803		$784	$31,358
Fee-Generating AUM based on invested capital	6,186	7,197		4,535	17,918
Fee-Generating AUM based on gross/adjusted assets	97,514	792		3,658	101,964
Fee-Generating AUM based on NAV	17,679	—		46	17,725
Total Fee-Generating AUM	$130,150	$29,792	(1)	$9,023	$168,965

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2017 was 57 months.
The following table presents total AUM and Fee-Generating AUM amounts for our credit segment by category type:

	Total AUM			Fee-Generating AUM
	As of September 30,		As of December 31,	As of September 30,		As of December 31,
	2018	2017	2017	2018	2017	2017
	(in millions)
Liquid/Performing	$49,977	$41,765	$43,306	$38,155	$36,176	$36,863
Drawdown	27,000	27,223	28,468	14,881	17,253	16,778
MidCap, AINV, AFT, AIF	13,737	12,978	13,428	13,191	12,165	12,623
Athene Non-Sub-Advised(1)	78,351	57,029	59,670	78,351	57,029	59,670
Athora Non-Sub-Advised(1)	6,040	6,747	6,719	3,748	4,284	4,216
Advisory	7,535	12,183	12,522	—	—	—
Total	$182,640	$157,925	$164,113	$148,326	$126,907	$130,150

(1)
The Company refers to the portion of the AUM related to Athora that is not sub-advised by Apollo or invested in funds and or investment vehicles managed by Apollo as “Athora Non-Sub-Advised” AUM. Athene Non-Sub-Advised AUM and Athora Non-Sub-Advised AUM reflects total combined AUM of $107.0 billion less $22.6 billion of assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo included within other asset categories.

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
Investment Advisory and Sub-Advisory Agreements - AAME
Apollo, through AAME, provides investment advisory services with respect to certain assets in certain portfolio companies of Apollo funds and the Athora European Accounts and sub-advises certain assets in certain portfolio companies of Apollo funds and the Athora European Accounts. See note 13 to the condensed consolidated financial statements for more details regarding the fee rates of the investment advisory, sub-advisory and other fee arrangements with respect to the assets in the Athora European Accounts.

The following table presents the Athene and Athora assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo:

	Total AUM
	As of September 30,		As of December 31,
	2018	2017	2017
	(in millions)
Credit
Liquid/Performing	$13,516	$10,659	$10,986
Drawdown	1,249	1,287	1,327
Total Credit	14,765	11,946	12,313
Private Equity	1,072	1,190	1,121
Real Assets
Real Estate Debt	5,664	4,553	4,509
Real Estate Equity	1,118	407	488
Total Real Assets	6,782	4,960	4,997
Total	$22,619	$18,096	$18,431
Athene and Athora Non-Sub-Advised AUM
The Company refers to the portion of the AUM in the Athene North American Accounts that is not Athene Sub-Advised AUM as “Athene Non-Sub-Advised” AUM. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub-Advised” AUM.
The following table presents the AUM for Athene and Athora:

	As of September 30, 2018
	Sub-Advised AUM(1)	Non-Sub-Advised AUM	Total AUM
	(in millions)
Athene	$20,657	$78,351	$99,008
Athora	1,962	6,040	8,002
Total	$22,619	$84,391	$107,010

(1)	Of the total $22.6 billion Athene Sub-Advised AUM and Athora Sub-Advised AUM as of September 30, 2018, $3.5 billion was Athene Assets Directly Invested.
The following table presents total AUM and Fee-Generating AUM amounts for our private equity segment:

	Total AUM			Fee-Generating AUM
	As of September 30,		As of December 31,	As of September 30,		As of December 31,
	2018	2017	2017	2018	2017	2017
	(in millions)
Traditional Private Equity Funds	$54,863	$56,823	$57,250	$38,154	$23,842	$23,580
Natural Resources	4,224	4,702	4,709	3,987	4,042	4,058
Other(1)	13,070	8,944	10,473	1,866	2,183	2,154
Total	$72,157	$70,469	$72,432	$44,007	$30,067	$29,792

(1)	Includes co-investments contributed to Athene by AAA through its investment in AAA Investments as discussed in note 13 of the condensed consolidated financial statements.

The following table presents total AUM and Fee-Generating AUM amounts for our real assets segment:

	Total AUM			Fee-Generating AUM
	As of September 30,		As of December 31,	As of September 30,		As of December 31,
	2018	2017	2017	2018	2017	2017
	(in millions)
Debt	$11,695	$9,835	$9,965	$8,938	$7,436	$7,451
Equity	3,688	3,336	2,418	2,338	1,848	1,572
Total	$15,383	$13,171	$12,383	$11,276	$9,284	$9,023
The following tables summarize changes in total AUM for each of Apollo’s three segments:

	For the Three Months Ended September 30,
	2018				2017
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total

Change in Total AUM(1):
Beginning of Period	$183,426	$71,731	$14,295	$269,452	$151,033	$67,798	$13,009	$231,840
Inflows	4,290	510	1,163	5,963	6,640	581	655	7,876
Outflows(2)	(4,733)	—	—	(4,733)	(515)	—	(86)	(601)
Net Flows	(443)	510	1,163	1,230	6,125	581	569	7,275
Realizations	(787)	(749)	(213)	(1,749)	(981)	(384)	(335)	(1,700)
Market Activity(3)(4)	444	665	138	1,247	1,748	2,474	(72)	4,150
End of Period	$182,640	$72,157	$15,383	$270,180	$157,925	$70,469	$13,171	$241,565

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

(2)	Outflows for Total AUM include redemptions of $1.3 billion and $273.9 million during the three months ended September 30, 2018 and 2017, respectively.

(3)	Includes foreign exchange impacts of $(0.3) billion, $(14.3) million and $(3.8) million for credit, private equity and real assets, respectively, during the three months ended September 30, 2018.

(4)	Includes foreign exchange impacts of $1.0 billion, $88.0 million and $43.3 million for credit, private equity and real assets, respectively, during the three months ended September 30, 2017.

	For the Nine Months Ended September 30,
	2018				2017
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$164,113	$72,432	$12,383	$248,928	$136,607	$43,628	$11,453	$191,688
Inflows	30,864	3,874	3,582	38,320	21,314	24,648	2,935	48,897
Outflows(2)	(8,615)	(180)	—	(8,795)	(3,302)	(74)	(388)	(3,764)
Net Flows	22,249	3,694	3,582	29,525	18,012	24,574	2,547	45,133
Realizations	(4,644)	(3,145)	(922)	(8,711)	(2,125)	(2,794)	(1,114)	(6,033)
Market Activity(3)	922	(824)	340	438	5,431	5,061	285	10,777
End of Period	$182,640	$72,157	$15,383	$270,180	$157,925	$70,469	$13,171	$241,565

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

(2)	Outflows for Total AUM include redemptions of $1.6 billion and $693.6 million during the nine months ended September 30, 2018 and 2017, respectively.

(3)
Includes foreign exchange impacts of $(1.1) billion, $(47.8) million and $(10.7) million for credit, private equity and real assets, respectively, during the nine months ended September 30, 2018, and foreign exchange impacts of $2.8 billion, $209.6 million and $133.3 million for credit, private equity and real assets, respectively, during the nine months ended September 30, 2017.

Total AUM was $270.2 billion at September 30, 2018, an increase of $0.7 billion, or 0.3%, compared to $269.5 billion at June 30, 2018. The net increase was primarily due to:
Net flows of $1.2 billion primarily related to:

•
a $1.2 billion increase related to funds we manage in the real assets segment primarily consisting of net segment transfers of $0.7 billion and the acquisition of management contracts for India-based funds of $0.3 billion;

•	a $0.5 billion increase related to funds we manage in the private equity segment primarily consisting of net segment transfers of $0.3 billion and subscriptions of $0.2 billion; and

•
a $0.4 billion decrease related to funds we manage in the credit segment primarily consisting of a decrease in AUM relating to Advisory assets of $2.2 billion, redemptions of $1.3 billion and net segment transfers of $1.0 billion, partially offset by subscriptions of $2.3 billion and an increase in AUM relating to Athene of $1.5 billion.

Market activity of $1.2 billion primarily related to $0.7 billion and $0.4 billion of appreciation in the funds we manage in the private equity and credit segments, respectively.
Offsetting these increases were:
Realizations of $1.7 billion primarily related to:

•	$0.8 billion related to funds we manage in the credit segment primarily consisting of distributions from our drawdown funds of $0.6 billion;

•	$0.7 billion related to funds we manage in the private equity segment primarily consisting of distributions from Fund VIII of $0.6 billion; and

•	$0.2 billion related to funds we manage in the real assets segment primarily consisting of distributions from our real estate debt funds of $0.2 billion.
Total AUM was $270.2 billion at September 30, 2018, an increase of $21.3 billion, or 8.6%, compared to $248.9 billion at December 31, 2017. The net increase was primarily due to:
Net flows of $29.5 billion primarily related to:

•
a $22.2 billion increase related to funds we manage in the credit segment primarily consisting of an increase in AUM relating to Athene of $22.7 billion as a result of its completion of the reinsurance transaction of the fixed annuity business of Voya Financial and subscriptions of $5.8 billion, offset by a decrease in AUM relating to Advisory assets of $3.7 billion driven by portfolio company activity and net segment transfers of $3.0 billion;

•
a $3.7 billion increase related to funds we manage in the private equity segment consisting of subscriptions of $3.2 billion primarily related to Apollo Hybrid Value Fund, L.P. (“Hybrid Value Fund”) and co-investments for Fund VIII transactions of $2.4 billion and $0.4 billion, respectively, and net segment transfers of $0.3 billion; and

•
a $3.6 billion increase related to funds we manage in the real assets segment primarily consisting of net segment transfers of $1.8 billion, subscriptions of $0.9 billion and an increase in net leverage of $0.7 billion.

Market activity of $0.4 billion primarily related to:

•	a $0.9 billion and $0.3 billion increase related to funds we manage in the credit and real assets segments, respectively, as a result of favorable market conditions;

•	offset by a $0.8 billion decrease related to funds we manage in the private equity segment as a result of depreciation in Fund VIII and co-investment vehicles.
Offsetting these increases were:
Realizations of $8.7 billion primarily related to:

•
$4.6 billion related to funds we manage in the credit segment primarily consisting of distributions of $1.3 billion, $0.9 billion, $1.1 billion and $1.1 billion from Apollo Credit Opportunity Fund III, L.P. (“COF III”), Apollo European Principal Finance Fund II, L.P. (“EPF II”), other drawdown funds and liquid/performing funds, respectively;

•
$3.1 billion related to funds we manage in the private equity segment primarily consisting of distributions of $1.7 billion, $0.5 billion and $0.5 billion from Fund VIII, Fund VI and Natural Resources funds, respectively; and

•	$0.9 billion related to funds we manage in the real assets segment primarily consisting of distributions of $0.7 billion from our real estate debt funds.
The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three segments:

	For the Three Months Ended September 30,
	2018				2017
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total

Change in Fee-Generating AUM(1):
Beginning of Period	$147,511	$44,449	$10,275	$202,235	$121,271	$30,011	$9,672	$160,954
Inflows	3,766	277	1,175	5,218	6,699	71	252	7,022
Outflows(2)	(3,192)	(528)	(52)	(3,772)	(1,418)	(32)	(349)	(1,799)
Net Flows	574	(251)	1,123	1,446	5,281	39	(97)	5,223
Realizations	(307)	(233)	(189)	(729)	(533)	—	(300)	(833)
Market Activity(3)	548	42	67	657	888	17	9	914
End of Period	$148,326	$44,007	$11,276	$203,609	$126,907	$30,067	$9,284	$166,258

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

(2)	Outflows for Fee-Generating AUM include redemptions of $1.3 billion and $191.3 million during the three months ended September 30, 2018 and 2017, respectively.

(3)
Includes foreign exchange impacts of $(245.9) million, $(0.8) million and $(20.8) million for credit, private equity and real assets, respectively, during the three months ended September 30, 2018, and foreign exchange impacts of $443.0 million and $25.6 million for credit and real assets, respectively, during the three months ended September 30, 2017.

	For the Nine Months Ended September 30,
	2018				2017
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$130,150	$29,792	$9,023	$168,965	$111,781	$30,722	$8,295	$150,798
Inflows	28,558	24,869	2,634	56,061	18,194	303	2,082	20,579
Outflows(2)	(8,835)	(10,088)	(52)	(18,975)	(4,601)	(557)	(364)	(5,522)
Net Flows	19,723	14,781	2,582	37,086	13,593	(254)	1,718	15,057
Realizations	(2,225)	(631)	(490)	(3,346)	(1,180)	(503)	(889)	(2,572)
Market Activity(3)	678	65	161	904	2,713	102	160	2,975
End of Period	$148,326	$44,007	$11,276	$203,609	$126,907	$30,067	$9,284	$166,258

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

(2)	Outflows for Fee-Generating AUM include redemptions of $1.6 billion and $570.3 million during the nine months ended September 30, 2018 and 2017, respectively.

(3)
Includes foreign exchange impacts of $(686.0) million, $(1.1) million and $(15.3) million for credit, private equity and real assets, respectively, during the nine months ended September 30, 2018, and foreign exchange impacts of $1.3 billion and $64.7 million for credit and real assets, respectively, during the nine months ended September 30, 2017.

Total Fee-Generating AUM was $203.6 billion at September 30, 2018, an increase of $1.4 billion or 0.7%, compared to $202.2 billion at June 30, 2018. The net increase was primarily due to:
Net flows of $1.4 billion primarily related to:

•
a $1.1 billion increase related to funds we manage in the real assets segment primarily consisting of $0.6 billion of net segment transfers and the acquisition of management contracts for India-based funds of $0.3 million;

•
a $0.6 billion increase related to funds we manage in the credit segment primarily consisting of an increase in AUM relating to Athene of $1.5 billion and subscriptions of $1.3 billion related to our liquid/performing funds, offset by redemptions of $1.3 billion and fee-generating capital reduction of $0.9 billion; and

•	a $0.3 billion decrease related to funds we manage in the private equity segment primarily consisting of fee-generating capital reduction of $0.5 billion.
Market activity of $0.7 billion primarily related to $0.5 billion of appreciation in the funds we manage in the credit segment.
Offsetting these increases were:
Realizations of $0.7 billion primarily related to:

•	$0.3 billion related to funds we manage in the credit segment primarily driven by distributions of $0.2 billion related to EPF II; and

•	$0.2 billion related to funds we manage in the private equity segment primarily driven by distributions from our traditional private equity funds.
Total Fee-Generating AUM was $203.6 billion at September 30, 2018, an increase of $34.6 billion or 20.5%, compared to $169.0 billion at December 31, 2017. The net increase was primarily due to:
Net flows of $37.1 billion primarily related to:

•
a $19.7 billion increase related to funds we manage in the credit segment primarily consisting of an increase in AUM relating to Athene of $22.7 billion as a result of its completion of the reinsurance transaction of the fixed annuity business of Voya Financial and subscriptions of $2.5 billion related to our liquid/performing funds, offset by fee-generating capital reduction of $3.2 billion;

•
a $14.8 billion increase related to funds we manage in the private equity segment primarily consisting of an increase of $23.5 billion relating to the commencement of Fund IX’s investment period, offset by a fee basis adjustment of $5.7 billion in Fund VIII related to the commencement of Fund IX’s investment period and a decrease of $2.8 billion relating to the termination of the management fee with respect to Fund VI; and

•
a $2.6 billion increase related to funds we manage in the real assets segment primarily consisting of net segment transfers of $1.2 billion, $0.6 billion of capital raised for real estate equity funds and the acquisition of management contracts for India-based funds of $0.3 billion.

Market activity of $0.9 billion primarily related to $0.7 billion of appreciation in the funds we manage in the credit segment.
Offsetting these increases were:
Realizations of $3.3 billion primarily related to:

•	$2.2 billion related to funds we manage in the credit segment primarily driven by distributions from EPF II and a strategic investment account of $0.9 billion and $0.8 billion, respectively; and

•	$0.6 billion related to funds we manage in the private equity segment driven by distributions from Fund VIII and Fund VII of $0.4 billion and $0.1 billion, respectively.
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

Capital Deployed
The following table summarizes by segment the capital deployed for funds and SIAs with a defined maturity date and certain funds and SIAs in Apollo’s real estate debt strategy:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Credit	$814	$1,430	$2,938	$3,577
Private Equity	399	1,129	3,254	3,417
Real Assets(1)	1,034	712	4,193	2,324
Total capital deployed	$2,247	$3,271	$10,385	$9,318

(1)
Included in capital deployed is $1.0 billion and $3.5 billion for the three and nine months ended September 30, 2018, respectively, and $690 million and $2.2 billion for the three and nine months ended September 30, 2017, respectively, related to real estate debt funds managed by Apollo.

Uncalled Commitments
The following table summarizes the uncalled commitments by segment:

	As of September 30, 2018	As of December 31, 2017
	(in millions)
Credit	$16,335	$15,225
Private Equity	37,105	36,810
Real Assets	1,527	1,074
Total uncalled commitments(1)	$54,967	$53,109

(1)
As of September 30, 2018 and December 31, 2017, $48.2 billion and $47.6 billion, respectively, represented the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses.

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
Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund IV generated a 12% gross IRR and a 9% net IRR since its inception through September 30, 2018, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through September 30, 2018. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares and our Preferred shares” in the 2017 Annual Report.
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
All amounts are as of September 30, 2018, unless otherwise noted:

($ in millions)	Vintage Year(1)	Total AUM	Committed Capital	Total Invested Capital(1)		Realized Value(1)		Remaining Cost(1)		Unrealized Value(1)		Total Value(1)		Gross IRR(1)		Net IRR(1)
Private Equity:
Fund IX	2018	$24,927	$24,729	NM	(2)	NM	(2)	NM	(2)	NM	(2)	NM	(2)	NM	(2)	NM	(2)
Fund VIII	2013	21,434	18,377	$14,716		$5,179		$12,034		$17,136		$22,315		23%		16%
Fund VII	2008	5,452	14,677	16,198		30,482		3,254		3,170		33,652		34		25
Fund VI	2006	2,739	10,136	12,457		19,118		2,389		2,124		21,242		12		9
Fund V	2001	297	3,742	5,192		12,711		124		41		12,752		61		44
Fund I, II, III, IV & MIA(3)	Various	14	7,320	8,753		17,400		—		—		17,400		39		26
Traditional Private Equity Funds(4)		$54,863	$78,981	$57,316		$84,890		$17,801		$22,471		$107,361		39%		25%
ANRP II	2016	3,379	3,454	1,828		799		1,480		1,718		2,517		37		21
ANRP I	2012	845	1,323	1,114		935		648		584		1,519		10		7
AION	2013	695	826	480		258		298		365		623		15		5
Hybrid Value Fund	2018	2,370	2,373	114		—		114		115		115		NM	(2)	NM	(2)
Total Private Equity(9)		$62,152	$86,957	$60,852		$86,882		$20,341		$25,253		$112,135
Credit:
Credit Opportunity Funds
COF III	2014	$1,884	$3,426	$5,045		$4,004		$1,324		$1,210		$5,214		2%		1%
COF II	2008	57	1,583	2,176		3,136		39		47		3,183		14		11
COF I	2008	334	1,485	1,611		4,336		38		64		4,400		30		27
European Principal Finance Funds
EPF III(5)	2017	4,461	4,561	964		4		959		979		983		NM	(2)	NM	(2)
EPF II(5)	2012	2,222	3,474	3,521		3,800		1,117		1,414		5,214		17		11
EPF I(5)	2007	253	1,503	1,975		3,307		—		12		3,319		23		17
Structured Credit Funds
FCI III	2017	2,782	1,906	1,702		550		1,432		1,657		2,207		NM	(2)	NM	(2)
FCI II	2013	2,437	1,555	2,446		1,223		1,809		1,812		3,035		11		8
FCI I	2012	808	559	1,475		1,352		698		657		2,009		14		11
SCRF IV (12)	2017	2,155	2,230	1,390		363		1,145		1,449		1,812		NM	(2)	NM	(2)
SCRF III	2015	—	1,238	2,110		2,428		—		—		2,428		18		14
SCRF II	2012	—	104	467		528		—		—		528		15		12
SCRF I	2008	—	118	240		357		—		—		357		33		26
Other Drawdown Funds & SIAs(6)	Various	7,138	10,094	10,103		10,041		2,265		2,191		12,232		9		7
Total Credit(10)		$24,531	$33,836	$35,225		$35,429		$10,826		$11,492		$46,921
Real Assets:
U.S. RE Fund II(7)	2016	$1,065	$975	$562		$345		$413		$462		$807		20%		17%
U.S. RE Fund I(7)	2012	452	652	635		662		240		297		959		15		12
AGRE Debt Fund I(13)	2011	808	2,178	2,181		1,593		845		799		2,392		9		7
CPI Funds(8)	Various	381	4,973	2,570		2,648		259		53		2,701		14		11
Asia RE Fund(7)	2017	620	708	299		204		151		158		362		15		12
Total Real Assets(11)		$3,326	$9,486	$6,247		$5,452		$1,908		$1,769		$7,221

(1)	Refer to the definitions of Vintage Year, Total Invested Capital, Realized Value, Remaining Cost, Unrealized Value, Total Value, Gross IRR and Net IRR described elsewhere in this report.

(2)	Data has not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and therefore such information was deemed not meaningful.

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

(4)	Total IRR is calculated based on total cash flows for all funds presented.

(5)	Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.16 as of September 30, 2018.

(6)
Amounts presented have been aggregated for (i) drawdown funds with AUM greater than $500 million that do not form part of a flagship series of funds and (ii) SIAs with AUM greater than $200 million that do not predominantly invest in other Apollo funds or SIAs. Certain SIAs’ historical figures are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.16 as of September 30, 2018. Additionally, certain SIAs totaling $1.7 billion of AUM have been excluded from Total Invested Capital, Realized Value, Remaining Cost, Unrealized Value and Total Value. These SIAs have an open ended life and a significant turnover in their portfolio assets due to the ability to recycle capital. These SIAs had $10.6 billion of Total Invested Capital through September 30, 2018.

(7)
U.S. RE Fund I, U.S. RE Fund II and Asia RE Fund had $156 million, $390 million and $365 million of co-investment commitments raised as of September 30, 2018, respectively, which are included in the figures in the table. A co-invest entity within U.S. RE Fund I is denominated in GBP and translated into U.S. dollars at an exchange rate of £1.00 to $1.30 as of September 30, 2018.

(8)
As part of the acquisition of Citi Property Investors (“CPI”), Apollo acquired general partner interests in fully invested funds. CPI Funds refers to CPI Capital Partners North America, CPI Capital Partners Asia Pacific, CPI Capital Partners Europe and other CPI funds or individual investments of which Apollo is not the general partner or manager and only receives fees pursuant to either a sub-advisory agreement or an investment management and administrative agreement. For CPI Capital Partners North America, CPI Capital Partners Asia Pacific and CPI Capital Partners Europe, the gross and net IRRs are presented in the investment record table since acquisition on November 12, 2010. The aggregate net IRR for these funds from their inception to September 30, 2018 was (2)%. This net IRR was primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo only became the general partner or manager of these funds upon completing the acquisition on November 12, 2010.

(9)	Private equity co-investment vehicles, and funds with AUM less than $500 million have been excluded. These co-investment vehicles and funds had $10.0 billion of aggregate AUM as of September 30, 2018.

(10)	Certain credit funds and SIAs with AUM less than $500 million and $200 million, respectively, have been excluded. These funds and SIAs had $2.5 billion of aggregate AUM as of September 30, 2018.

(11)
Certain accounts owned by or related to Athene, certain co-investment vehicles and certain funds with AUM less than $500 million have been excluded. These accounts, co-investment vehicles and funds had $6.8 billion of aggregate AUM as of September 30, 2018.

(12)	Remaining cost for certain of our credit funds may include physical cash called, invested or reserved for certain levered investments.

(13)
The investor in this U.S. Dollar denominated fund has chosen to make contributions and receive distributions in the local currency of each underlying investment. As a result, Apollo has not entered into foreign currency hedges for this fund and the returns presented include the impact of foreign currency gains or losses. The investor’s gross and net IRR, before the impact of foreign currency gains or losses, from the fund’s inception to September 30, 2018 was 10% and 9%, respectively.

Private Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of September 30, 2018:

	Total Invested Capital	Total Value	Gross IRR
	(in millions)
Distressed for Control	$7,890	$19,150	29%
Non-Control Distressed	5,416	8,424	71
Total	13,306	27,574	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit(1)	44,010	79,787	22
Total	$57,316	$107,361	39%

(1)	Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.

The following tables provide additional detail on the composition of the Fund VIII, Fund VII and Fund VI private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV and V are included in the table above but not presented below as their remaining value is less than $100 million or the fund has been liquidated. All amounts are as of September 30, 2018:
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,402	$4,379
Opportunistic Buyouts	11,794	17,089
Distressed	520	847
Total	$14,716	$22,315
Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,277	$4,247
Opportunistic Buyouts	4,338	10,617
Distressed/Other Credit(2)	9,583	18,788
Total	$16,198	$33,652
Fund VI

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$3,397	$5,842
Opportunistic Buyouts	6,374	10,422
Distressed/Other Credit(2)	2,686	4,978
Total	$12,457	$21,242

(1)
Committed capital less unfunded capital commitments for Fund VIII and Fund VII was $14.3 billion and $14.1 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreement or other governing agreements.

(2)	The distressed investment strategy includes distressed for control, non-control distressed and other credit.
During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through September 30, 2018), our private equity funds have invested $49.0 billion, of which $19.0 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII and VI was 5.7x, 6.1x and 7.7x, respectively, as of September 30, 2018. Our average entry multiple for a private equity fund is the average of the total enterprise value over an applicable adjusted earnings before interest, taxes, depreciation and amortization which may incorporate certain adjustments based on the investment team’s estimate and we believe captures the true economics of our funds’ investments in portfolio companies. The average entry multiple of actively investing funds may include committed investments not yet closed.

Credit
The following table presents the AUM and gross and net returns information for Apollo’s credit segment by category type:

	As of September 30, 2018				Gross Returns(1)		Net Returns(1)
Category	AUM	Fee-Generating AUM	Performance Fee-Eligible AUM	Performance Fee-Generating AUM(2)	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
	(in millions)
Liquid/Performing(3)	$49,977	$38,155	$24,207	$16,783	1.7%	3.2%	1.6%	2.8%
Drawdown(4)	27,000	14,881	21,032	7,998	1.0	5.8	0.4	4.2
MidCap, AINV, AFT, AIF	13,737	13,191	10,960	10,569	4.4	11.2	3.2	7.7
Athene Non-Sub-Advised(5)	78,351	78,351	—	—	N/A	N/A	N/A	N/A
Athora Non-Sub- Advised(5)	6,040	3,748	1,930	—	N/A	N/A	N/A	N/A
Advisory	7,535	—	—	—	N/A	N/A	N/A	N/A
Total Credit	$182,640	$148,326	$58,129	$35,350	1.7%	4.3%	1.4%	3.5%

(1)
The gross and net returns for the three and nine months ended September 30, 2018 for total credit excludes assets managed by AAM that are not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo.

(2)
As of September 30, 2018, $4.7 billion of the performance-fee generating AUM is currently above its hurdle rate or preferred return, but in accordance with the adoption of the revenue recognition standard effective January 1, 2018, recognition of performance fees associated with such performance-fee generating AUM has been deferred to future periods when the fees are probable to not be significantly reversed.

(3)	Liquid/Performing AUM includes $13.2 billion of CLOs, $8.8 billion of which Apollo earns fees based on gross assets and $4.4 billion of which Apollo earns fees based on net equity.

(4)
As of September 30, 2018, significant drawdown funds and SIAs had inception-to-date gross and net IRRs of 15.6% and 11.8%, respectively. Significant drawdown funds and SIAs include funds and SIAs with AUM greater than $200 million that do not predominantly invest in other Apollo funds or SIAs.

(5)
Athene Non-Sub-Advised and Athora Non-Sub Advised reflects total combined AUM of $107.0 billion less $22.6 billion of assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo included within other asset categories.

Liquid/Performing
The following table summarizes the investment record for funds in the liquid/performing category within Apollo’s credit segment. The significant funds included in the investment record table below have greater than $200 million of AUM and do not predominantly invest in other Apollo funds or SIAs.

			Net Returns
	Vintage Year	Total AUM	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Credit:		(in millions)
Hedge Funds(1)	Various	$7,036	2%	4%	1%	4%
CLOs(2)	Various	13,221	2	4	1	3
SIAs / Other	Various	29,720	1	2	2	6
Total		$49,977

(1)	Hedge Funds primarily includes Apollo Credit Strategies Master Fund Ltd. and Apollo Credit Master Fund Ltd.

(2)
CLO returns are calculated based on gross return on invested assets, which excludes cash. Included within Total AUM of CLOs is $4.4 billion of AUM related to a standalone, self-managed asset management business established in connection with risk-retention rules, from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services. CLO returns exclude performance related to this AUM.

Permanent Capital
The following table summarizes the investment record for our permanent capital vehicles by segment, excluding Athene-related and Athora-related assets managed or advised by Athene Asset Management and AAME:

			Total Returns(1)
	IPO Year(2)	Total AUM	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Credit:		(in millions)
MidCap(3)	N/A	$8,423	6%	15%	3%	9%
AIF	2013	385	2	5	2	11
AFT	2011	426	—	4	1	1
AINV/Other(4)	2004	4,503	—	4	(2)	12
Real Assets:
ARI	2009	5,224	6%	10%	—	17%
Total		$18,961

(1)
Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

(2)	An IPO year represents the year in which the vehicle commenced trading on a national securities exchange.

(3)
MidCap is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 4% and 2% for the three months ended September 30, 2018 and 2017, respectively, and 11% and 6% for the nine months ended September 30, 2018 and September 30, 2017, respectively.

(4)
Included within Total AUM of AINV is $2.0 billion of AUM related to a non-traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services. Net returns exclude performance related to this AUM.

Athene, Athora and SIAs
As of September 30, 2018, Apollo managed or advised $107.0 billion of total AUM in accounts owned by or related to Athene and Athora, of which approximately $22.6 billion was either sub-advised by Apollo or invested in Apollo funds and investment vehicles managed by Apollo. Of the approximately $22.6 billion of AUM, the vast majority were in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities, and insurance-linked securities.
As of September 30, 2018, Apollo managed approximately $23 billion of total AUM in SIAs, which include certain SIAs in the investment record tables above and capital deployed from certain SIAs across Apollo’s credit, private equity and real assets funds.
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
As of September 30, 2018, approximately 56% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 44% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our credit, private equity and real assets segments, the percentage determined using market-based valuation methods as of September 30, 2018 was 69%, 32% and 39%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest” in the 2017 Annual Report for a discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
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

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis and (ii) realized and unrealized performance fees for Apollo’s combined segments:

	As of September 30, 2018		For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
	Performance Fees Receivable on an Unconsolidated Basis		Unrealized Performance Fees	Realized Performance Fees	Total Performance Fees	Unrealized Performance Fees	Realized Performance Fees	Total Performance Fees
	(in thousands)
Private Equity:
Fund VIII	$793,898		$17,836	$71,328	$89,164	$(223,101)	$205,212	$(17,889)
Fund VII(1)	71,726		(37,060)	588	(36,472)	1,195	6,679	7,874
Fund VI(1)	39,675		27,084	784	27,868	(1,524)	2,441	917
Fund IV and V	—	(3)	(263)	—	(263)	688	—	688
ANRP I and II(1)	38,532	(3)	15,690	312	16,002	(4,621)	8,113	3,492
AAA/Other(2)	67,933		5,718	3,734	9,452	(175,872)	186,217	10,345
Total Private Equity	1,011,764		29,005	76,746	105,751	(403,235)	408,662	5,427
Total Private Equity, net of profit sharing expense	610,538		20,468	35,193	55,661	(280,519)	233,383	(47,136)
Credit:
Drawdown	278,551	(3)	(28,127)	15,493	(12,634)	(25,869)	73,774	47,905
Liquid/Performing	18,489		5,747	233	5,980	17,995	10,766	28,761
Permanent capital vehicles	98,613		17,484	7,064	24,548	38,338	18,104	56,442
Total Credit	395,653		(4,896)	22,790	17,894	30,464	102,644	133,108
Total Credit, net of profit sharing expense	125,576		(3,487)	10,711	7,224	13,108	46,857	59,965
Real Assets:
U.S. RE Fund I and II	20,066		2,581	185	2,766	2,771	1,448	4,219
Other(2)	7,081		(243)	374	131	(3,356)	5,039	1,683
Total Real Assets	27,147		2,338	559	2,897	(585)	6,487	5,902
Total Real Assets, net of profit sharing expense	13,856		563	11	574	(962)	3,293	2,331
Total	$1,434,564		$26,447	$100,095	$126,542	$(373,356)	$517,793	$144,437
Total, net of profit sharing expense	$749,970	(4)	$17,544	$45,915	$63,459	$(268,373)	$283,533	$15,160

(1)
As of September 30, 2018, the remaining investments and escrow cash of Fund VII, Fund VI and ANRP II were valued at 93%, 90% and 108% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future performance fees distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of September 30, 2018, Fund VII had $128.5 million of gross performance fees, or $73.1 million net of profit sharing, in escrow. As of September 30, 2018, Fund VI had $167.6 million of gross performance fees, or $112.4 million net of profit sharing, in escrow. As of September 30, 2018, ANRP II had $18.4 million of gross performance fees, or $11.2 million net of profit sharing, in escrow. With respect to Fund VII, Fund VI and ANRP II, realized performance fees currently distributed to the general partner is limited to potential tax distributions and interest on escrow balances per the funds’ partnership agreements.

(2)
The nine months ended September 30, 2018 includes realized performance fees of $169.9 million, or $123.3 million net of profit sharing expense from AAA, settled in the form of Athene Holding shares. Other includes certain SIAs.

(3)
As of September 30, 2018, certain credit funds and private equity funds had $41.1 million and $41.7 million, respectively, in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations for certain credit funds and certain private equity funds was $297.4 million and $247.7 million, respectively, as of September 30, 2018.

(4)
There was a corresponding profit sharing payable of $684.6 million as of September 30, 2018, including profit sharing payable related to amounts in escrow and a contingent consideration obligation of $77.7 million.

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

The following table summarizes our performance fees since inception for our combined segments through September 30, 2018:

	Performance Fees Since Inception(1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation as of September 30, 2018(3)	Maximum Performance Fees Subject to Potential Reversal(4)
	(in millions)
Private Equity:
Fund VIII	$793.9	$422.3	$1,216.2	$—	$1,057.3
Fund VII	71.7	3,126.7	3,198.4	—	618.2
Fund VI	39.7	1,658.9	1,698.6	—	1,149.9
Fund IV and V	—	2,053.1	2,053.1	24.1	8.2
ANRP I and II	38.5	86.5	125.0	17.6	67.5
AAA/Other	67.9	585.0	652.9	—	135.5
Total Private Equity	1,011.7	7,932.5	8,944.2	41.7	3,036.6
Credit(5):
Drawdown	278.6	1,166.9	1,445.5	41.1	465.0
Liquid/Performing	18.5	536.4	554.9	—	19.0
MidCap, AINV, AFT, AIF	90.9	—	90.9	—	86.2
Total Credit	388.0	1,703.3	2,091.3	41.1	570.2
Real Assets:
U.S. RE Fund I and II	20.1	26.2	46.3	—	39.4
Other(6)	7.1	26.4	33.5	—	18.9
Total Real Assets	27.2	52.6	79.8	—	58.3
Total	$1,426.9	$9,688.4	$11,115.3	$82.8	$3,665.1

(1)	Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.16 as of September 30, 2018.

(2)
Amounts in “Distributed by Fund and Recognized” for the CPI, Gulf Stream Asset Management, LLC (“Gulf Stream”) and Stone Tower funds and SIAs are presented for activity subsequent to the respective acquisition dates.

(3)
Amounts were computed based on the fair value of fund investments on September 30, 2018. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at September 30, 2018. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(4)
Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on September 30, 2018. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

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
Other Expenses. The balance of our other expenses includes interest, placement fees, and general, administrative and other operating expenses. Interest expense consists primarily of interest related to the 2013 AMH Credit Facilities, the 2018 AMH Credit Facility, the 2024 Senior Notes, the 2026 Senior Notes and the 2048 Senior Notes as discussed in note 9 to our condensed consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. General, administrative and other expenses includes occupancy expense, depreciation and amortization, professional fees and costs related to travel, information technology and administration. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the 50.2% and 51.9% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of September 30, 2018 and 2017, respectively. Non-Controlling Interests also include limited partner interests in certain consolidated funds and VIEs.
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

Results of Operations
Below is a discussion of our condensed consolidated results of operations for the three and nine months ended September 30, 2018 and 2017. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months Ended September 30,		Amount Change	Percentage Change	For the Nine Months Ended September 30,		Amount Change	Percentage Change
	2018	2017			2018	2017
Revenues:	(in thousands)				(in thousands)
Management fees	$358,750	$301,443	$57,307	19.0%	$987,102	$852,291	$134,811	15.8%
Advisory and transaction fees, net	13,154	16,209	(3,055)	(18.8)	42,145	54,905	(12,760)	(23.2)
Investment income:
Performance allocations	124,856	336,910	(212,054)	(62.9)	129,776	809,896	(680,120)	(84.0)
Principal investment income	16,153	47,488	(31,335)	(66.0)	25,334	102,877	(77,543)	(75.4)
Total investment income	141,009	384,398	(243,389)	(63.3)	155,110	912,773	(757,663)	(83.0)
Incentive fees	4,818	9,670	(4,852)	(50.2)	23,593	23,563	30	0.1
Total Revenues	517,731	711,720	(193,989)	(27.3)	1,207,950	1,843,532	(635,582)	(34.5)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	112,722	108,853	3,869	3.6	343,623	316,011	27,612	8.7
Equity-based compensation	50,334	24,485	25,849	105.6	123,643	70,332	53,311	75.8
Profit sharing expense	63,059	137,296	(74,237)	(54.1)	121,327	339,679	(218,352)	(64.3)
Total compensation and benefits	226,115	270,634	(44,519)	(16.4)	588,593	726,022	(137,429)	(18.9)
Interest expense	15,209	13,303	1,906	14.3	44,168	39,497	4,671	11.8
General, administrative and other	70,657	68,149	2,508	3.7	194,851	189,918	4,933	2.6
Placement fees	746	5,397	(4,651)	(86.2)	1,384	12,560	(11,176)	(89.0)
Total Expenses	312,727	357,483	(44,756)	(12.5)	828,996	967,997	(139,001)	(14.4)
Other Income:
Net gains from investment activities	155,283	68,932	86,351	125.3	20,645	102,936	(82,291)	(79.9)
Net gains from investment activities of consolidated variable interest entities	13,001	845	12,156	NM	28,746	11,085	17,661	159.3
Interest income	5,411	1,504	3,907	259.8	13,517	2,929	10,588	361.5
Other income, net	3,085	25,387	(22,302)	(87.8)	1,888	44,776	(42,888)	(95.8)
Total Other Income	176,780	96,668	80,112	82.9	64,796	161,726	(96,930)	(59.9)
Income before income tax provision	381,784	450,905	(69,121)	(15.3)	443,750	1,037,261	(593,511)	(57.2)
Income tax provision	(19,092)	(16,542)	(2,550)	15.4	(46,596)	(54,926)	8,330	(15.2)
Net Income	362,692	434,363	(71,671)	(16.5)	397,154	982,335	(585,181)	(59.6)
Net income attributable to Non-Controlling Interests	(191,171)	(231,411)	40,240	(17.4)	(220,285)	(542,507)	322,222	(59.4)
Net Income Attributable to Apollo Global Management, LLC	171,521	202,952	(31,431)	(15.5)	176,869	439,828	(262,959)	(59.8)
Net income attributable to Series A Preferred Shareholders	(4,383)	(4,383)	—	—	(13,149)	(9,155)	(3,994)	43.6
Net income attributable to Series B Preferred Shareholders	(4,781)	—	(4,781)	NM	(9,350)	—	(9,350)	NM
Net Income Attributable to AGM Class A Shareholders	$162,357	$198,569	$(36,212)	(18.2)%	$154,370	$430,673	$(276,303)	(64.2)%

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
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Management fees increased by $57.3 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This change was primarily attributable to the commencement of Fund IX’s investment period in April 2018, resulting in $79.9 million in management fees during the three months ended September 30, 2018, as well as an increase in management fees earned from Athene of $19.9 million primarily due to its completion of the reinsurance transaction of the fixed annuity business of Voya Financial during 2018. This increase was partially offset by a decrease in management fees earned with respect to Fund VIII, Fund VI and Apollo European Principal Finance Fund III, L.P. (“EPF III”) of $26.0 million, $5.5 million and $5.5 million, respectively, during the three months ended September 30, 2018 as compared to the same period in 2017. For additional details regarding changes in management fees in each segment, see “—Segment Analysis” below.
Advisory and transaction fees, net, decreased by $3.1 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This change was primarily attributable to a decrease in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $3.5 million during the three months ended September 30, 2018 as compared to the same period in 2017.
Performance allocations decreased by $212.1 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This change was primarily attributable to decreased performance allocations earned from our private equity funds and credit funds of $202.7 million and $18.4 million, respectively, during the three months ended September 30, 2018 as compared to the same period in 2017. For additional details regarding changes in performance allocations in each segment, see “—Segment Analysis” below.
Principal investment income decreased by $31.3 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This change was primarily driven by decreases in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Fund VIII, AAA, and AION of $23.8 million, $4.1 million and $3.5 million, respectively, during the three months ended September 30, 2018 as compared to the same period in 2017.
Incentive fees decreased by $4.9 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This change was primarily attributable to a decrease in incentive fees recognized from a strategic investment account and AINV of $2.4 million and $1.6 million, respectively, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The decrease in incentive fees from a strategic investment account was a result of the adoption of the revenue recognition standard effective January 1, 2018. See note 2 to the condensed consolidated financial statements for further information regarding adoption of the revenue recognition standard.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Management fees increased by $134.8 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This change was primarily attributable to the commencement of Fund IX’s investment period in April 2018, resulting in $160.3 million in management fees during the nine months ended September 30, 2018 and an increase in management fees earned from Athene of $41.4 million primarily due to its completion of the reinsurance transaction of the fixed annuity business of Voya Financial during 2018. This increase in management fees was partially offset by decreased management fees earned from Fund VIII of $53.4 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The decrease in management fees earned from Fund VIII was the result of a change in the basis upon which management fees are earned from capital commitments to invested capital.
Advisory and transaction fees, net, decreased by $12.8 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This change was primarily attributable to a decrease in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $13.4 million during the nine months ended September 30, 2018 as compared to the same period during 2017.
Performance allocations decreased by $680.1 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This change was primarily attributable to decreased performance allocations earned from our private equity funds of $660.2 million, during the nine months ended September 30, 2018 as compared to the same period in 2017. For additional details regarding changes in performance allocations in each segment, see “—Segment Analysis” below.
Principal investment income decreased by $77.5 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This change was primarily driven by a decrease in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Fund VIII and AAA of $66.7 million and $10.6 million, respectively, during the nine months ended September 30, 2018 as compared to the same period in 2017.

Expenses
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Compensation and benefits decreased by $44.5 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This change was driven by a decrease in profit sharing expense of $74.2 million due to decreased performance allocations during the three months ended September 30, 2018, as compared to the same period in 2017. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. This decrease was partially offset by an increase in equity-based compensation of $25.8 million for the three months ended September 30, 2018, as compared to the same period in 2017, primarily attributable to increased amortization expense relating to grants of RSUs to certain executives under the 2007 Equity Plan during 2018 (see note 11 to the condensed consolidated financial statements).
Included in profit sharing expense is $16.3 million and $13.7 million for the three months ended September 30, 2018 and 2017, respectively, related to a performance based incentive arrangement for certain Apollo partners and employees designed to more closely align compensation on an annual basis with the overall realized performance of the Company (referred to herein as the “Incentive Pool”). Allocations to participants in the Incentive Pool contain both a fixed component and a discretionary component, each of which may vary year to year. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
Interest expense increased by $1.9 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 as a result of additional interest expense incurred due to the issuance of the 2048 Senior Notes in March 2018, partially offset by a decrease in interest expense as a result of the repayment of the entire remaining amount of the Term Facility, as described in note 9 to our condensed consolidated financial statements.
General, administrative and other expenses increased by $2.5 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017 primarily due to an increase in professional fees during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017.
Placement fees decreased by $4.7 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017 primarily as a result of placement fees incurred in connection with capital raising activities relating to EPF III and Fund IX of $2.6 million and $2.3 million, respectively, during the three months ended September 30, 2017. Placement fees are normally payable to placement agents, who are third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Compensation and benefits decreased by $137.4 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This change was primarily attributable to a decrease in profit sharing expense of $218.4 million due to decreased performance allocations during the nine months ended September 30, 2018, as compared to the same period in 2017. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. This decrease was partially offset by an increase in equity-based compensation of $53.3 million, primarily attributable to increased amortization expense relating to grants of RSUs to certain executives under the 2007 Equity Plan during 2018. In addition, salary, bonus and benefits increased $27.6 million during the nine months ended September 30, 2018, as compared to the same period in 2017 primarily due to increased headcount.
Included in profit sharing expense is $50.7 million and $54.0 million for the nine months ended September 30, 2018 and 2017, respectively, related to the Incentive Pool. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
Interest expense increased by $4.7 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017 as a result of additional interest expense incurred due to the issuance of the 2048 Senior Notes in March 2018, partially offset by a decrease in interest expense as a result of the repayment of the entire remaining amount of the Term Facility, as described in note 9 to our condensed consolidated financial statements.

General, administrative and other expenses increased by $4.9 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This change was primarily driven by an increase in professional fees during the nine months ended September 30, 2018 as compared to the same period in 2017.
Placement fees decreased by $11.2 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This change was primarily driven by placement fees incurred in connection with capital raising activities relating to EPF III and Fund IX of $7.5 million and $3.5 million, respectively, during the nine months ended September 30, 2017.
Other Income (Loss)
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Net gains from investment activities increased by $86.4 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This change was primarily attributable to an increase in the fair value of the Company’s investment in Athene Holding during the three months ended September 30, 2018, as compared to the same period in 2017. See note 6 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net gains from investment activities of consolidated VIEs increased by $12.2 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. See note 5 to the condensed consolidated financial statements for details regarding net gains from investment activities of consolidated VIEs.
Interest income increased by $3.9 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017 primarily due to additional interest income earned from money market funds and U.S. Treasury securities held after September 30, 2017.
Other income, net decreased by $22.3 million during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily attributable to $19.0 million in proceeds received in connection with the Company’s early termination of a lease during the three months ended September 30, 2017.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net gains from investment activities decreased by $82.3 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This change was primarily attributable to lower appreciation in the fair value of the Company’s investment in Athene Holding during the nine months ended September 30, 2018 as compared to the same period in 2017. See note 6 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net gains from investment activities of consolidated VIEs increased by $17.7 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. See note 5 to the condensed consolidated financial statements for details regarding net gains from investment activities of consolidated VIEs.
Interest income increased by $10.6 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017 primarily due to additional interest income earned from money market funds and U.S. Treasury securities held after September 30, 2017.
Other income, net decreased by $42.9 million during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This change was primarily attributable to $19.0 million in proceeds received in connection with the Company’s early termination of a lease during the nine months ended September 30, 2017, as well as $17.5 million in insurance proceeds received during the nine months ended September 30, 2017 in connection with fees and expenses incurred relating to a legal proceeding which did not recur in 2018.
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
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
The income tax provision increased by $2.6 million for three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The increase in the income tax provision was primarily due to an overall change in the mix of earnings when comparing the amount of earnings that are subject to corporate-level tax to those earnings that are not subject to corporate-level tax as these earnings are passed through to Non-Controlling Interests and Class A shareholders. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 5.0% and 3.7% for the three months ended September 30, 2018 and 2017, respectively. The most significant reconciling items between our U.S. federal statutory income tax rate and our effective income tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; and (iii) state and local income taxes including NYC UBT (see note 8 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
The income tax provision decreased by $8.3 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The decrease was due to the following: i) reduction in the federal corporate income tax rate from 35% to 21% as a result of legislative reforms in the TCJA enacted on December 22, 2017, ii) a decrease in pre-tax GAAP net income during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 and iii) an overall change in the mix of earnings when comparing the amount of earnings that are subject to corporate-level tax to those earnings that are not subject to corporate-level tax as these earnings are passed through to Non-Controlling Interests and Class A shareholders. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 10.5% and 5.3% for the nine months ended September 30, 2018 and 2017, respectively. The most significant reconciling items between our U.S. federal statutory income tax rate and our effective income tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; and (iii) state and local income taxes including NYC UBT (see note 8 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
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

Credit
The following table sets forth our segment statement of operations information and EI within our credit segment.

	For the Three Months Ended September 30,		Total Change	Percentage Change	For the Nine Months Ended September 30,		Total Change	Percentage Change
	2018	2017			2018	2017
	(in thousands)				(in thousands)
Credit:
Revenues:
Management fees	$196,507	$187,885	$8,622	4.6%	$564,164	$516,083	$48,081	9.3%
Advisory and transaction fees, net	2,310	4,219	(1,909)	(45.2)	6,942	10,484	(3,542)	(33.8)
Performance fees(1):
Unrealized	(4,896)	4,179	(9,075)	NM	30,464	37,422	(6,958)	(18.6)
Realized	22,790	32,131	(9,341)	(29.1)	102,644	120,186	(17,542)	(14.6)
Total performance fees	17,894	36,310	(18,416)	(50.7)	133,108	157,608	(24,500)	(15.5)
Principal investment income	6,803	8,222	(1,419)	(17.3)	23,100	20,561	2,539	12.3
Total Revenues	223,514	236,636	(13,122)	(5.5)	727,314	704,736	22,578	3.2
Expenses:
Compensation and benefits:
Salary, bonus and benefits	57,694	59,027	(1,333)	(2.3)	176,662	173,153	3,509	2.0
Equity-based compensation	11,525	9,925	1,600	16.1	29,563	28,255	1,308	4.6
Profit sharing expense:
Unrealized	(1,409)	2,266	(3,675)	NM	17,356	17,408	(52)	(0.3)
Realized	12,079	14,643	(2,564)	(17.5)	55,787	51,168	4,619	9.0
Equity-based	3,150	518	2,632	NM	7,013	1,387	5,626	405.6
Total profit sharing expense	13,820	17,427	(3,607)	(20.7)	80,156	69,963	10,193	14.6
Total compensation and benefits	83,039	86,379	(3,340)	(3.9)	286,381	271,371	15,010	5.5
Non-compensation expenses
General, administrative and other	38,071	35,709	2,362	6.6	104,832	99,559	5,273	5.3
Placement fees	695	3,140	(2,445)	(77.9)	1,250	8,828	(7,578)	(85.8)
Total non-compensation expenses	38,766	38,849	(83)	(0.2)	106,082	108,387	(2,305)	(2.1)
Total Expenses	121,805	125,228	(3,423)	(2.7)	392,463	379,758	12,705	3.3
Other Income (Loss):
Net gains from investment activities	113,188	60,570	52,618	86.9	10,489	91,365	(80,876)	(88.5)
Net interest loss	(4,858)	(5,972)	1,114	(18.7)	(15,211)	(18,978)	3,767	(19.8)
Other income, net	1,155	16,318	(15,163)	(92.9)	2,782	16,888	(14,106)	(83.5)
Total Other Income (Loss)	109,485	70,916	38,569	54.4	(1,940)	89,275	(91,215)	NM
Non-Controlling Interest	(1,187)	(1,751)	564	(32.2)	(3,766)	(3,244)	(522)	16.1
Economic Income	$210,007	$180,573	$29,434	16.3%	$329,145	$411,009	$(81,864)	(19.9)%

(1)	Performance fees includes performance allocations and incentive fees.
Revenues
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Management fees increased by $8.6 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This change was primarily attributable to an increase in management fees earned from Athene of $19.9 million as a result of its completion of the reinsurance transaction of the fixed annuity business of Voya Financial in 2018. The increase in management fees earned from Athene was partially offset by decreases in management fees earned from EPF III and Financial Credit Investment III, L.P. (“FCI III”) of $5.5 million and $4.9 million, respectively, during the three months ended September 30, 2018, as compared to the same period during 2017.
Advisory and transaction fees, net, decreased by $1.9 million during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This change was primarily driven by a decrease in net advisory and transaction fees earned with respect to FCI III of $2.0 million during the three months ended September 30, 2018, as compared to the same period during 2017.
Performance fees decreased by $18.4 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This change was primarily attributable to decreases in performance fees earned from

EPF II and a strategic investment account of $29.0 million and $4.0 million, respectively, as well as modest decreases across other credit funds and investment vehicles. The decrease was partially offset by increases in performance fees earned from MidCap and Apollo Structured Credit Recovery Master Fund IV, L.P. (“SCRF IV”) of $10.0 million and $6.1 million, respectively.
The decrease in performance fees from EPF II was primarily attributable to a loss in connection with the partial sale of a Spanish financial services investment during the three months ended September 30, 2018, as well as lower appreciation of UK commercial real estate investments held by the fund for the three months ended September 30, 2018 as compared to the same period in 2017. The decrease in performance fees from the strategic investment account was primarily attributable to depreciation in investments in the retail sector during the three months ended September 30, 2018, as compared to appreciation in the strategic investment account’s investments in the energy and industrial sectors during the three months ended September 30, 2017. The increase in performance fees from MidCap was a result of stronger loan portfolio returns and fee income during the three months ended September 30, 2018, as compared to the same period in 2017. The increase in performance fees from SCRF IV was primarily due to the appreciation of derivatives in the fund’s portfolio during the three months ended September 30, 2018.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Management fees increased by $48.1 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This change was primarily attributable to increases in management fees earned from Athene and Apollo Total Return Fund L.P. of $41.4 million and $7.9 million, respectively, during the nine months ended September 30, 2018, as compared to the same period during 2017. The increase in management fees earned from Athene was primarily attributable to its completion of the reinsurance transaction of the fixed annuity business of Voya Financial in 2018.
Advisory and transaction fees, net decreased by $3.5 million during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This decrease was primarily driven by decreases in net advisory and transaction fees earned with respect to FCI III and COF III of $2.0 and $1.3 million, respectively, during the nine months ended September 30, 2018, as compared to the same period during 2017.
Performance fees decreased by $24.5 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This change was primarily attributable to decreases in performance fees earned from EPF II and Apollo Structured Credit Recovery Master Fund III, L.P. (“SCRF III”) of $73.0 million and $11.9 million, respectively, during the nine months ended September 30, 2018, as compared to the same period during 2017. The decrease was partially offset by (i) a reversal of the general partner obligation to return previously distributed performance fees for a drawdown fund of $26.2 million during the nine months ended September 30, 2018 and (ii) increases in performance fees earned from MidCap and SCRF IV of $15.1 million and $13.7 million, respectively.
The decrease in performance fees from EPF II was primarily attributable to a loss in connection with the partial sale of a Spanish financial services investment during the three months ended September 30, 2018, as well as lower appreciation of German and UK commercial real estate investments held by the fund for the nine months ended September 30, 2018 as compared to the same period in 2017. The decrease in performance fees earned from SCRF III was attributable to performance fees being generated at a slower rate compared to the same period in 2017 as the fund has unwound its portfolio. The increase in performance fees earned from MidCap was a result of stronger loan portfolio returns and fee income during the nine months ended September 30, 2018, as compared to the same period in 2017. The increase in performance fees from SCRF IV was primarily due to the performance in the fund’s CLO equity portfolio, as well as appreciation of derivatives in the fund’s portfolio during the nine months ended September 30, 2018.
Principal investment income increased by $2.5 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This change was primarily driven by increases in income from Apollo’s equity ownership interest in a standalone, self-managed asset management business (collectively with its subsidiaries, “Redding Ridge”), MidCap and SCRF IV of $3.8 million, $2.7 million and $2.2 million, respectively, during the nine months ended September 30, 2018, as compared to the same period in 2017. This increase in principal investment income was partially offset by a decrease in income from Apollo’s equity owernership interest in EPF II of $5.9 million during the nine months ended September 30, 2018, as compared to the same period in 2017.
Expenses
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Compensation and benefits expense decreased by $3.3 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This change was primarily due to a decrease in profit sharing expense of $3.6 million as a result of a corresponding decrease in performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. The decrease in profit sharing expense was partially offset by an increase in equity-based profit sharing expense as a result of increased amortization expense relating to grants of RSUs to certain executives under the 2007 Equity Plan during the three months ended September 30, 2018 (see note 11 to the condensed consolidated financial statements).
Included in profit sharing expense is $2.0 million and $3.9 million related to the Incentive Pool for the three months ended September 30, 2018 and 2017, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
General, administrative and other increased by $2.4 million during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The change was primarily driven by an increase in professional fees, partially offset by a decrease in new fund organizational expenses related to EPF III during the three months ended September 30, 2018, as compared to the same period in 2017.
Placement fees decreased by $2.4 million during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This change was primarily driven by placement fees incurred in connection with capital raising activity relating to EPF III of $2.6 million during the three months ended September 30, 2017.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Compensation and benefits expense increased by $15.0 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This change was primarily attributable to an increase in profit sharing expense of $10.2 million during the nine months ended September 30, 2018, as compared to the same period in 2017. Profit sharing expense increased as a result of increased amortization expense relating to grants of RSUs to certain executives under the 2007 Equity Plan during 2018 (see note 11 to the condensed consolidated financial statements). In addition, the change was attributable to an increase in salary, bonus and benefits of $3.5 million during the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to increased headcount.
Included in profit sharing expense is $10.6 million and $12.5 million related to the Incentive Pool for the nine months ended September 30, 2018 and 2017, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
General, administrative and other increased by $5.3 million during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The change was primarily driven by an increase in professional fees, partially offset by a decrease in fund organizational expenses related to EPF III during the nine months ended September 30, 2018, as compared to the same period in 2017.
Placement fees decreased by $7.6 million during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This change was primarily driven by placement fees incurred in connection with capital raising activity relating to EPF III of $7.5 million during the nine months ended September 30, 2017.
Other Income (Loss)
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Net gains from investment activities increased by $52.6 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This change was primarily attributable to higher appreciation in the fair value of the Company’s investment in Athene Holding during the three months ended September 30, 2018 as compared to the same period in 2017. See note 6 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net interest loss decreased by $1.1 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to additional interest income earned from money market funds and U.S. Treasury securities held after September 30, 2017. Interest income was partially offset by additional interest expense incurred during the three months ended September 30, 2018 as a result of the issuance of the 2048 Senior Notes in March 2018, as described in note 9 to our condensed consolidated financial statements.
Other income, net decreased by $15.2 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily attributable to proceeds received in connection with the Company’s early termination of a lease and the Company’s recognition of $6.2 million of other income from the assignment of a CLO collateral management agreement during the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net gains from investment activities decreased by $80.9 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This change was primarily attributable to lower appreciation in the fair value of the Company’s investment in Athene Holding during the nine months ended September 30, 2018 as compared to the same period in 2017. See note 6 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net interest loss decreased by $3.8 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to additional interest income earned from money market funds and U.S. Treasury securities held after September 30, 2017. Interest income was partially offset by additional interest expense incurred during the nine months ended September 30, 2018 as a result of the issuance of the 2048 Senior Notes in March 2018, as described in note 9 to our condensed consolidated financial statements.
Other income, net decreased by $14.1 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This change was primarily attributable to proceeds received in connection with the Company’s early termination of a lease and the Company’s recognition of $6.2 million of other income from the assignment of a CLO collateral management agreement during the nine months ended September 30, 2017.
Non-Controlling Interests
For information related to Non-Controlling Interests, see note 12 to the condensed consolidated financial statements.

Private Equity
The following table sets forth our segment statement of operations information and our supplemental performance measure, EI, within our private equity segment.

	For the Three Months Ended September 30,		Total Change	Percentage Change	For the Nine Months Ended September 30,		Total Change	Percentage Change
	2018	2017			2018	2017
	(in thousands)				(in thousands)
Private Equity:
Revenues:
Management fees	$123,304	$76,079	$47,225	62.1%	$317,276	$230,752	$86,524	37.5%
Advisory and transaction fees, net	5,925	10,572	(4,647)	(44.0)	29,817	41,646	(11,829)	(28.4)
Performance fees(1):
Unrealized	29,005	286,589	(257,584)	(89.9)	(403,235)	351,836	(755,071)	NM
Realized	76,746	21,859	54,887	251.1	408,662	313,817	94,845	30.2
Total performance fees	105,751	308,448	(202,697)	(65.7)	5,427	665,653	(660,226)	(99.2)
Principal investment income	10,328	39,875	(29,547)	(74.1)	3,902	81,951	(78,049)	(95.2)
Total Revenues	245,308	434,974	(189,666)	(43.6)	356,422	1,020,002	(663,580)	(65.1)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	33,673	31,467	2,206	7.0	105,203	93,230	11,973	12.8
Equity-based compensation	7,905	6,335	1,570	24.8	21,552	21,134	418	2.0
Profit sharing expense:
Unrealized	8,537	96,992	(88,455)	(91.2)	(122,716)	117,025	(239,741)	NM
Realized	41,553	17,394	24,159	138.9	175,279	145,783	29,496	20.2
Equity-based	20,267	808	19,459	NM	48,351	1,270	47,081	NM
Total profit sharing expense	70,357	115,194	(44,837)	(38.9)	100,914	264,078	(163,164)	(61.8)
Total compensation and benefits	111,935	152,996	(41,061)	(26.8)	227,669	378,442	(150,773)	(39.8)
Non-compensation expenses:
General, administrative and other	19,740	19,699	41	0.2	50,578	53,676	(3,098)	(5.8)
Placement fees	51	2,257	(2,206)	(97.7)	134	3,732	(3,598)	(96.4)
Total non-compensation expenses	19,791	21,956	(2,165)	(9.9)	50,712	57,408	(6,696)	(11.7)
Total Expenses	131,726	174,952	(43,226)	(24.7)	278,381	435,850	(157,469)	(36.1)
Other Income (Loss):
Net gains from investment activities	42,074	7,959	34,115	428.6	10,060	11,255	(1,195)	(10.6)
Net interest loss	(3,680)	(4,374)	694	(15.9)	(11,464)	(12,952)	1,488	(11.5)
Other income (loss), net	666	7,344	(6,678)	(90.9)	(1,481)	25,915	(27,396)	NM
Total Other Income (Loss)	39,060	10,929	28,131	257.4	(2,885)	24,218	(27,103)	NM
Economic Income	$152,642	$270,951	$(118,309)	(43.7)%	$75,156	$608,370	$(533,214)	(87.6)%

(1)	Performance fees includes performance allocations and incentive fees.
Revenues
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Management fees increased by $47.2 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This change was primarily attributable to the commencement of Fund IX’s investment period in April 2018, resulting in $79.9 million in management fees during the three months ended September 30, 2018. The increase in management fees was partially offset by decreased management fees earned from Fund VIII and Fund VI of $26.0 million and $5.5 million, respectively, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The decrease in management fees earned from Fund VIII was the result of a change in the basis upon which management fees are earned from capital commitments to invested capital. The decrease in management fees earned from Fund VI resulted from the termination of the fund’s management fee.
Advisory and transaction fees, net decreased by $4.6 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This change was primarily attributable to decreases in net advisory and transaction fees earned with respect to portfolio companies of Fund VIII and Fund VII of $3.5 million and $0.8 million, respectively, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Performance fees decreased by $202.7 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This change was primarily attributable to decreases in performance fees earned from Fund VIII and Fund VII of $193.7 million and $35.9 million, respectively, partially offset by increases in performance fees earned from ANRP II and ANRP I of $16.7 million and $13.2 million, respectively, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The decrease in performance fees from Fund VIII was driven by lower appreciation of the fund’s public and private portfolio companies primarily in the manufacturing and industrial and consumer services sectors during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The decrease in performance fees from Fund VII was driven by depreciation of the fund’s private portfolio companies, primarily in the media, telecom, technology and consumer services sectors during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The increase in performance fees earned from ANRP II and ANRP I was primarily driven by appreciation of the funds’ private portfolio companies in the energy sector.
Principal investment income decreased by $29.5 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This change was primarily attributable to decreases in income from Apollo’s equity ownership interest in Fund VIII, AAA and AION of $23.8 million, $4.1 million and $3.5 million, respectively, during the three months ended September 30, 2018, as compared to the same period in 2017.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Management fees increased by $86.5 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This change was primarily attributable to the commencement of Fund IX’s investment period in April 2018, resulting in $160.3 million in management fees during the nine months ended September 30, 2018. The increase in management fees was partially offset by decreased management fees earned from Fund VIII and Fund VI of $53.4 million and $17.5 million, respectively, during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The decrease in management fees earned from Fund VIII was the result of a change in the basis upon which management fees are earned from capital commitments to invested capital. The decrease in management fees earned from Fund VI resulted from the termination of the fund’s management fee.
Advisory and transaction fees, net decreased by $11.8 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This change was primarily attributable to a decrease in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $13.4 million, partially offset by an increase in net advisory and transaction fees earned with respect to ANRP II’s portfolio companies of $1.5 million during the nine months ended September 30, 2018, as compared to the same period during 2017.
Performance fees decreased by $660.2 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This change was primarily attributable to decreases in performance fees earned from Fund VIII and Fund VI of $552.0 million and $89.2 million, respectively, during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The decrease in performance fees from Fund VIII was primarily driven by lower appreciation of the fund’s public and private portfolio companies primarily in the consumer services, business services and manufacturing and industrial sectors. The decrease in performance fees from Fund VI was primarily driven by lower appreciation in the fund’s public portfolio companies in the leisure sector.
Principal investment income decreased by $78.0 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This change was primarily attributable to decreases in income from Apollo’s equity ownership interest in Fund VIII and AAA of $66.7 million and $10.6 million, respectively, during the nine months ended September 30, 2018, as compared to the same period in 2017.
Expenses
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Compensation and benefits expense decreased by $41.1 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This change was primarily attributable to a decrease in profit sharing expense of $44.8 million as a result of a corresponding decrease in performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds that are generating performance fees in the period.
Included in profit sharing expense is $13.9 million and $9.3 million related to the Incentive Pool for the three months ended September 30, 2018 and 2017, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.

Placement fees decreased by $2.2 million during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This change was primarily driven by placement fees incurred in connection with capital raising activity relating to Fund IX of $2.3 million during the three months ended September 30, 2017.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Compensation and benefits expense decreased by $150.8 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This change was primarily attributable to a decrease in profit sharing expense of $163.2 million during the nine months ended September 30, 2018, as compared to the same period in 2017, as a result of a corresponding decrease in performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period.
Included in profit sharing expense is $38.9 million and $40.5 million related to the Incentive Pool for the nine months ended September 30, 2018 and 2017, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
General, administrative and other decreased by $3.1 million during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The change was primarily driven by a decrease in fund organizational expenses related to the launch of Fund IX during the nine months ended September 30, 2017, partially offset by increased professional fees and other miscellaneous expenses during the nine months ended September 30, 2018, as compared to the same period in 2017.
Placement fees decreased by $3.6 million during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This change was primarily driven by placement fees incurred in connection with capital raising activity relating to Fund IX of $3.5 million during the nine months ended September 30, 2017.
Other Income (Loss)
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Net gains from investment activities increased by $34.1 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This change was primarily attributable to an increase in the fair value of the Company’s investment in Athene Holding during the three months ended September 30, 2018 as compared to the same period in 2017. See note 6 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Other income, net decreased by $6.7 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily attributable to proceeds received in connection with the Company’s early termination of a lease during the three months ended September 30, 2017.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Net gains from investment activities decreased by $1.2 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This change was primarily attributable to lower appreciation in the fair value of the Company’s investment in Athene Holding during the nine months ended September 30, 2018 as compared to the same period in 2017. See note 6 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net interest loss decreased by $1.5 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to additional interest income earned from money market funds and U.S. Treasury securities held after September 30, 2017. Interest income was partially offset by additional interest expense incurred during the nine months ended September 30, 2018 as a result of the issuance of the 2048 Senior Notes in March 2018, as described in note 9 to our condensed consolidated financial statements.
Other loss, net was $1.5 million for the nine months ended September 30, 2018, as compared to other income, net of $25.9 million for the nine months ended September 30, 2017. This change was primarily attributable to proceeds received in connection with the Company’s early termination of a lease during the nine months ended September 30, 2017, in addition to insurance proceeds of $17.5 million received during the nine months ended September 30, 2017 in connection with fees and expenses relating to a legal proceeding.

Real Assets
The following table sets forth our segment statement of operations information and EI within our real assets segment.

	For the Three Months Ended September 30,		Total Change	Percentage Change	For the Nine Months Ended September 30,		Total Change	Percentage Change
	2018	2017			2018	2017
	(in thousands)				(in thousands)
Real Assets:
Revenues:
Management fees	$20,094	$18,470	$1,624	8.8%	$56,532	$54,560	$1,972	3.6%
Advisory and transaction fees, net	4,737	1,418	3,319	234.1	4,787	2,775	2,012	72.5
Performance fees(1):
Unrealized	2,338	(5,169)	7,507	NM	(585)	(1,639)	1,054	(64.3)
Realized	559	6,985	(6,426)	(92.0)	6,487	12,224	(5,737)	(46.9)
Total performance fees	2,897	1,816	1,081	59.5	5,902	10,585	(4,683)	(44.2)
Principal investment income (loss)	607	(83)	690	NM	924	1,935	(1,011)	(52.2)
Total Revenues	28,335	21,621	6,714	31.1	68,145	69,855	(1,710)	(2.4)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	10,166	10,513	(347)	(3.3)	30,700	27,905	2,795	10.0
Equity-based compensation	521	798	(277)	(34.7)	2,227	1,980	247	12.5
Profit sharing expense:
Unrealized	1,775	(4,812)	6,587	NM	377	(2,848)	3,225	NM
Realized	548	3,636	(3,088)	(84.9)	3,194	6,528	(3,334)	(51.1)
Equity-based	385	—	385	NM	924	—	924	NM
Total profit sharing expense	2,708	(1,176)	3,884	NM	4,495	3,680	815	22.1
Total compensation and benefits	13,395	10,135	3,260	32.2	37,422	33,565	3,857	11.5
Non-compensation expenses:
General, administrative and other	6,186	5,520	666	12.1	18,638	15,299	3,339	21.8
Total non-compensation expenses	6,186	5,520	666	12.1	18,638	15,299	3,339	21.8
Total Expenses	19,581	15,655	3,926	25.1	56,060	48,864	7,196	14.7
Other Income (Loss):
Net gains from investment activities	—	—	—	NM	11	—	11	NM
Net interest loss	(983)	(1,163)	180	(15.5)	(3,123)	(3,634)	511	(14.1)
Other income, net	1,277	2,044	(767)	(37.5)	641	2,347	(1,706)	(72.7)
Total Other Income (Loss)	294	881	(587)	(66.6)	(2,471)	(1,287)	(1,184)	92.0
Economic Income	$9,048	$6,847	$2,201	32.1%	$9,614	$19,704	$(10,090)	(51.2)%

(1)	Performance fees includes performance allocations and incentive fees.
Revenues
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Management fees increased by $1.6 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This change was primarily attributable to increases in management fees earned from ARI and Athene of $1.0 million and $1.0 million, respectively, during the three months ended September 30, 2018, as compared to the same period during 2017. The increase in management fees was partially offset by a decrease in management fees earned from Trophy Property Development Fund, L.P. of $0.7 million during the three months ended September 30, 2018, as compared to the same period during 2017.
Advisory and transaction fees, net, increased by $3.3 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to the acquisition of management contracts for India-based funds of $3.5 million during the three months ended September 30, 2018.
Performance fees increased by $1.1 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This change was primarily attributable to an increase in performance fees earned from U.S. RE Fund I of $1.8 million. The increase in performance fees earned from U.S. RE Fund I is primarily the result of higher appreciation of several of the fund’s real estate investments during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase was partially offset by a decrease in performance fees earned from Asia RE Fund of $0.7 million. The decrease in performance fees earned from Asia RE Fund is primarily due to lower appreciation in the fund’s investments during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Advisory and transaction fees, net, increased by $2.0 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to the acquisition of management contracts for India-based funds of $3.5 million during the nine months ended September 30, 2018. This increase was partially offset by a decrease in net advisory and transaction fees earned with respect to AGRE Debt Fund I of $1.4 million during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017.
Performance fees decreased by $4.7 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. Performance fees earned from certain funds, including U.S. RE Fund II, includes an allocation of performance fees from a strategic investment account that invests in the funds. This change was primarily attributable to decreases in performance fees earned from strategic investment accounts and U.S. RE Fund II of $3.7 million and $2.5 million, respectively, during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The decrease in performance fees earned from strategic investment accounts is primarily due to the reversal of cumulative unrealized performance fees for one of our strategic investment accounts that invests in Asia. Performance fees earned from U.S. RE Fund II decreased primarily due to lower appreciation of several of the fund’s real estate investments during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This decrease was partially offset by an increase in performance fees earned from London Prime Apartments of $1.2 million primarily due to losses on sales of real estate investments during the nine months ended September 30, 2017.
Expenses
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Compensation and benefits increased by $3.3 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This change was primarily attributable to an increase in profit sharing expense of $3.9 million during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 as a result of a corresponding increase in performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period.
Included in profit sharing expense is $0.4 million and $0.5 million related to the Incentive Pool for the three months ended September 30, 2018 and 2017, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular quarter.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Compensation and benefits increased by $3.9 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. Salary, bonus and benefits increased by $2.8 million during the nine months ended September 30, 2018, as compared to the same period during 2017 primarily due to increased headcount. In addition, profit sharing expense increased $0.8 million during the nine months ended September 30, 2018, as compared to the same period in 2017, as a result of grants of RSUs under the 2007 Equity Plan during the nine months ended September 30, 2018 (see note 11 to the condensed consolidated financial statements).
Included in profit sharing expense is $1.2 million and $0.9 million related to the Incentive Pool for the nine months ended September 30, 2018 and 2017, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
General, administrative and other increased by $3.3 million during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This change was primarily attributable to increases in professional fees and other miscellaneous expenses during the nine months ended September 30, 2018 as compared to the same period in 2017.

Other Income (Loss)
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Other income, net decreased by $0.8 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily attributable to proceeds received in connection with the Company’s early termination of a lease during the three months ended September 30, 2017.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Other income, net decreased by $1.7 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily attributable to proceeds received in connection with the Company’s early termination of a lease during the nine months ended September 30, 2017.
Summary of Fee Related Earnings
The following table is a summary of Fee Related Earnings.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Management Fees	$339,905	$282,434	$937,972	$801,395
Advisory and Transaction Fees, net	12,972	16,209	41,546	54,905
Performance fees(1)	7,064	6,173	18,105	12,636
Salary, Bonus and Benefits	(101,533)	(101,007)	(312,565)	(294,288)
Non-compensation Expenses	(64,743)	(66,325)	(175,432)	(181,094)
Other Income attributable to Fee Related Earnings(2)	4,580	26,456	9,768	46,818
Non-Controlling Interest	(1,187)	(1,751)	(3,766)	(3,244)
Fee Related Earnings	$197,058	$162,189	$515,628	$437,128

(1)	Represents performance fees earned from business development companies.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Distributable Earnings	$244,902	$185,131	$692,677	$682,442
Taxes and related payables(1)	(9,734)	(7,272)	(34,770)	(20,344)
Preferred distributions	(9,164)	(4,383)	(22,499)	(9,155)
Distributable Earnings After Taxes and Related Payables	226,004	173,476	635,408	652,943
Add back: Tax and related payables attributable to common and equivalents	7,702	4,706	28,677	14,091
Distributable Earnings before certain payables(2)	233,706	178,182	664,085	667,034
Percent to common and equivalents	51%	49%	51%	49%
Distributable Earnings before other payables attributable to common and equivalents	119,231	87,078	338,800	325,981
Less: Taxes and related payables attributable to common and equivalents	(7,702)	(4,706)	(28,677)	(14,091)
Distributable Earnings attributable to common and equivalents	$111,529	$82,372	$310,123	$311,890
Distributable Earnings per share of common and equivalent(3)	$0.55	$0.42	$1.54	$1.59
Retained capital per share of common and equivalent(3)(4)	(0.09)	(0.03)	(0.27)	(0.19)
Net distribution per share of common and equivalent(3)	$0.46	$0.39	$1.27	$1.40

(1)
Represents the estimated current corporate, local and non-U.S. taxes as well as the payable under Apollo’s tax receivable agreement. DE After Taxes and Related Payables is calculated after current taxes and the impact of the tax receivable agreement (“TRA”). The TRA component of taxes used in calculating DE After Taxes was previously estimated based on the tax asset used to reduce the prior year’s tax liability. In 2018, the DE effective tax rate, using this estimation methodology, results in an increase in the tax rate despite the significantly reduced federal tax rate under tax reform. We believe it is more meaningful to estimate the current year impact of the TRA component of taxes when calculating DE After Taxes. The impact of this change is not significant to DE After Taxes and Related Payables as previously reported; DE After Taxes and Related Payables would have been $165.3 million and $629.0 million for the three and nine months ended September 30, 2017, respectively.

(2)	Distributable earnings before certain payables represents Distributable Earnings before the deduction for the estimated current corporate taxes and the payable under Apollo’s TRA.

(3)
Per share calculations are based on end of period Distributable Earnings Shares Outstanding, which consists of total Class A shares outstanding, AOG Units and RSUs that participate in distributions (collectively referred to as “common and equivalents”).

(4)	Retained capital is withheld pro-rata from common and equivalent holders.

Summary of Non-U.S. GAAP Measures
The table below sets forth a reconciliation of net income attributable Apollo Global Management, LLC Class A Shareholders to our non-U.S. GAAP performance measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net Income Attributable to Apollo Global Management, LLC Class A Shareholders	$162,357	$198,569	$154,370	$430,673
Preferred distributions	9,164	4,383	22,499	9,155
Net income attributable to Non-Controlling Interests in consolidated entities	11,340	1,048	26,035	8,967
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	179,831	230,363	194,250	533,540
Net Income	$362,692	$434,363	$397,154	$982,335
Income tax provision	19,092	16,542	46,596	54,926
Income Before Income Tax Provision	$381,784	$450,905	$443,750	$1,037,261
Transaction-related charges and equity-based compensation	1,253	8,514	(3,800)	10,789
Net income attributable to Non-Controlling Interests in consolidated entities	(11,340)	(1,048)	(26,035)	(8,967)
Economic Income(1)	$371,697	$458,371	$413,915	$1,039,083
Income tax provision on Economic Income	(28,451)	(22,356)	(69,877)	(83,125)
Preferred distributions	(9,164)	(4,383)	(22,499)	(9,155)
Economic Net Income	$334,082	$431,632	$321,539	$946,803
Preferred distributions	9,164	4,383	22,499	9,155
Income tax provision on Economic Income	28,451	22,356	69,877	83,125
Performance fees(2)	(119,478)	(340,401)	(126,332)	(821,210)
Profit sharing expense	86,885	131,445	185,565	337,721
Equity-based compensation(3)	19,951	17,058	53,342	51,369
Principal investment income	(17,738)	(48,014)	(27,926)	(104,447)
Net gains from investment activities	(155,262)	(68,529)	(20,560)	(102,620)
Net interest loss	9,521	11,509	29,798	35,564
Other	1,482	750	7,826	1,668
Fee Related Earnings	$197,058	$162,189	$515,628	$437,128
Depreciation, amortization and other, net	1,569	5,825	6,651	10,860
Fee Related EBITDA	$198,627	$168,014	$522,279	$447,988
Realized performance fees(4)	93,031	54,802	329,807	433,591
Realized profit sharing expense(4)	(54,180)	(35,673)	(187,637)	(203,479)
Fee Related EBITDA + 100% of Net Realized Performance Fees	$237,478	$187,143	$664,449	$678,100
Non-cash revenues	(842)	(842)	(2,527)	(2,527)
Realized principal investment income	17,787	10,339	60,553	42,433
Net interest loss	(9,521)	(11,509)	(29,798)	(35,564)
Distributable Earnings	$244,902	$185,131	$692,677	$682,442
Taxes and related payables	(9,734)	(7,272)	(34,770)	(20,344)
Preferred distributions	(9,164)	(4,383)	(22,499)	(9,155)
Distributable Earnings After Taxes and Related Payables	$226,004	$173,476	$635,408	$652,943

(1)	See note 15 for more details regarding Economic Income for the combined segments.

(2)	Excludes performance fees from business development companies.

(3)	Includes equity-based compensation related to RSUs (excluding RSUs granted in connection with the 2007 private placement), share options and restricted share awards.

(4)	Excludes realized performance fees and realized profit sharing expense in the form of Athene shares.

Liquidity and Capital Resources
Overview
Apollo’s business model primarily derives revenues and cash flows from the assets it manages. Apollo targets operating expense levels such that fee income exceeds total operating expenses each period. The company intends to distribute to its shareholders on a quarterly basis substantially all of its distributable earnings after taxes and related payables in excess of amounts determined to be necessary or appropriate to provide for the conduct of the business. As a result, the Company requires limited capital resources to support the working capital or operating needs of the business. While primarily met by cash flows generated through fee income received, liquidity needs are also met (to a limited extent) through proceeds from borrowings and equity issuances as described in note 9 and note 12 to the condensed consolidated financial statements, respectively. The Company had cash and cash equivalents of $0.9 billion at September 30, 2018.
Primary Sources & Uses of Cash
The Company has multiple sources of short-term liquidity to meet its capital needs, including cash on hand, annual cash flows from its activities, and available funds from the Company’s $750 million revolving credit facility as of September 30, 2018. The Company believes these sources will be sufficient to fund our capital needs for at least the next twelve months. If the Company determines that market conditions are favorable after taking into account our liquidity requirements, we may seek to issue additional senior notes, preferred equity, or other financing instruments.
The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows:

	For the Nine Months Ended September 30,
	2018	2017
	(in thousands)
Operating Activities	$770,890	$670,392
Investing Activities	(169,604)	(244,719)
Financing Activities	(538,017)	(295,901)
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	$63,269	$129,772
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

•
During the nine months ended September 30, 2018 and 2017, cash provided by operating activities primarily includes cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, offset by cash outflows for compensation, general, administrative, and other expenses. Net cash provided by operating activities also reflects the operating activity of our consolidated funds and VIEs, which primarily include cash inflows from the sale of investments offset by cash outflows for purchases of investments.

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

•
During the nine months ended September 30, 2018, cash used by investing activities primarily reflects purchases of U.S. Treasury securities and other investments and net contributions to equity method investments, offset by proceeds from maturities of U.S. Treasury securities.

•
During the nine months ended September 30, 2017, cash used by investing activities primarily reflects purchases of U.S. Treasury securities and net contributions to equity method investments, offset by repayment of related party loans.

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

•
During the nine months ended September 30, 2018, cash used by financing activities primarily reflects repayments on the Term Facility and distributions to Class A shareholders and Non-Controlling interest holders, partially offset by proceeds from the issuance of the Series B Preferred shares and the 2048 Senior Notes.

•
During the nine months ended September 30, 2017, cash used by financing activities primarily reflects distributions to Class A shareholders and Non-Controlling interest holders, offset by proceeds from the issuance of Series A Preferred shares. Net cash provided by financing activities also reflects the financing activity of our consolidated funds and VIEs, which primarily include cash inflows from the issuance of debt offset by cash outflows for the principal repayment of debt.

Future Debt Obligations
The Company had long-term debt of $1.4 billion at September 30, 2018, which includes $1.3 billion of Senior Notes with maturities in 2024, 2026 and 2048. See note 9 to the condensed consolidated financial statements for further information regarding the Company’s debt arrangements.
Contractual Obligations, Commitments and Contingencies
The Company had unfunded general partner commitments of $1.4 billion at September 30, 2018, of which $692 million related to Fund IX. For a summary and a description of the nature of the Company’s commitments, contingencies and contractual obligations, see note 14 to the condensed consolidated financial statements and “—Contractual Obligations, Commitments and Contingencies”. The Company’s commitments are primarily fulfilled through cash flows from operations and (to a limited extent) through borrowings and equity issuances as described in note 9 and note 12 to the condensed consolidated financial statements, respectively.
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
Revolver Facility
As further described in note 9 to the condensed consolidated financial statements, the 2013 AMH Credit Facilities and all related loan documents were terminated as of July 11, 2018. Under the Company’s 2018 AMH Credit Facility, the Company may borrow in an aggregate amount not to exceed $750 million and may incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as the Borrower is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. Borrowings under the 2018 AMH Credit Facility may be used for working capital and general corporate purposes, including without limitation, permitted acquisitions. As of September 30, 2018, the 2018 AMH Credit Facility was undrawn.
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
On October 31, 2018, the Company declared a cash distribution of $0.46 per Class A share, which will be paid on November 30, 2018 to holders of record on November 20, 2018. Also, the Company declared a cash distribution of $0.398438 per Series A Preferred share and Series B Preferred share which will be paid on December 17, 2018 to holders of record on November 30, 2018.
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
AINV Share Purchases
On March 11, 2016, it was announced that Apollo intended to embark on a program to purchase $50 million of AINV’s common stock, subject to certain regulatory approvals. Under the program, shares may be purchased from time to time in open market transactions and in accordance with applicable law. As of September 30, 2018, Apollo had purchased approximately 871 thousand shares, or approximately $4.9 million of AINV’s common stock.
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
Fund VII, Fund VI and ANRP II Escrow
As of September 30, 2018, the remaining investments and escrow cash of Fund VII, Fund VI and ANRP II were valued at 93%, 90% and 108% of the fund’s unreturned capital, respectively, which was below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future performance fees distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation.
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
Investment Management Agreements - Athene Asset Management
On September 20, 2018, a subsidiary of Apollo Global Management, LLC entered into a letter agreement (the “Letter Agreement”) with Athene Holding Ltd. In the Letter Agreement, each of the Company and Athene agreed that, if the shareholders of Athene approve an amendment and restatement of the bye-laws of Athene (further described below), it will execute the amendment and restatement of the Sixth Amended and Restated Fee Agreement, dated June 7, 2018, between the Company and Athene (the “Existing Fee Agreement”) in substantially the form attached as an exhibit to the Letter Agreement (the “Proposed Amended Fee Agreement”).
The Proposed Amended Fee Agreement provides for a monthly fee to be payable by Athene to the Company in arrears, with retroactive effect to the month beginning on January 1, 2019, in an amount equal to the following, to the extent not otherwise payable to the Company pursuant to any one or more investment management or sub-advisory agreements or arrangements:
(1)a base management fee equal to the sum of (i) 0.225% per annum of the lesser of (A) the aggregate market value of substantially all of the assets in substantially all of the investment accounts of or relating to Athene (collectively, the “Accounts”) on December 31, 2018 (the “Backbook Value”) and (B) the aggregate market value of substantially all of the assets in the Accounts at the end of the respective month, plus (ii) 0.15% per annum of the amount, if any (the “Incremental Value”), by which the aggregate market value of substantially all of the assets in the Accounts at the end of the respective month exceeds the Backbook Value; plus
(2)with respect to each asset in an Account, subject to certain exceptions, that is managed by the Company and that belongs to a specified asset class tier (“core,” “core plus,” “yield,” and “high alpha”), a sub-allocation fee as follows, which will, in the case of assets acquired after January 1, 2019, be subject to a cap of 10% of the applicable asset’s gross book yield:
(i)0.065% of the market value of “core assets,” which include public investment grade corporate bonds, municipal securities, and agency residential mortgage backed securities (“RMBS”);
(ii)0.13% of the market value of “core plus assets,” which include private investment grade corporate bonds, first lien commercial mortgage loans (“CML”), and long-term fixed rate mortgages;
(iii)0.375% of the market value of “yield assets,” which include non-agency RMBS, investment grade collateralized loan obligations (“CLO”), commercial mortgage backed securities and other asset-backed securities (other than RMBS), emerging market investments, below investment grade corporate bonds, residential mortgage loans, triple net leases, bank loans, investment grade infrastructure debt, and lower yielding floating rate mortgages;

(iv)0.70% of the market value of “high alpha assets,” which include mezzanine CMLs, below investment grade CLOs, preferred equity, assets originated by MidCap, higher yielding mortgages and below investment grade infrastructure debt; and
(v)0.00% of the market value of cash, treasuries, equities and alternatives.
The base management fee covers a range of investment services that Athene receives from the Company, including investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services such as investment compliance, tax, legal and risk management support, among others. Additionally, the Proposed Amended Fee Agreement provides for a possible payment by the Company to Athene, or a possible payment by Athene to the Company, equal to 0.025% of the Incremental Value as of the end of each year, beginning on December 31, 2019, depending upon the percentage of Athene’s investments that consist of core assets and core plus assets. In furtherance of yield support for Athene, if more than 60% of Athene’s invested assets which are subject to the sub-allocation fees are invested in core and core plus assets, Athene will receive a 0.025% fee reduction on the Incremental Value. As an incentive for differentiated asset management, if less than 50% of Athene’s invested assets which are subject to the sub-allocation fee are invested in core and core plus assets, thereby reflecting a higher allocation toward assets with the highest alpha-generating abilities, Athene will pay an additional fee of 0.025% on Incremental Value.
The Proposed Amended Fee Agreement is intended to provide for further alignment of interests between Athene and the Company. On the Backbook Value, assuming constant portfolio allocations, the near-term impact of the Proposed Amended Fee Agreement is anticipated to be immaterial. On the Incremental Value, assuming the same allocations as the Backbook Value, total fees paid by Athene to the Company are expected to be marginally lower than fees paid by Athene to the Company would be under the Existing Fee Agreement. If invested asset allocations are more heavily weighted to assets with lower alphagenerating abilities than Athene’s current investment portfolio, the fees that Athene pays to the Company under the Proposed Amended Fee Agreement would be expected to decline relative to the Existing Fee Agreement. Conversely, if a greater proportion of Athene’s investment portfolio is allocated to differentiated assets with higher alpha-generating abilities, Athene’s net investment earned rates would be expected to increase, and so would the fees Athene pays to the Company relative to the Existing Fee Agreement.
To incentivize the Company to make long-term investments that enhances its ability to continue to provide Athene with differentiated asset management, Athene has proposed changes to its existing Bye-Laws (the “Existing Bye-Laws”) set forth in an amendment and restatement of the Existing Bye-Laws in substantially the form attached as an exhibit to the Letter Agreement (the “Proposed Bye-Laws”). Specifically, the Proposed Bye-Laws, if adopted as the Bye-Laws of Athene, will (1) provide for the IMA and each New IMA (each such term as defined in the Existing Bye-Laws) to have initial terms of four years, beginning on the date on which the Proposed Bye-Laws are adopted as the Bye-Laws of Athene (the “Adoption Date”), that extend automatically for successive two-year periods unless otherwise terminated (with any such termination being effective no earlier than two years after the end of the then existing term), and (2) reflect conforming amendments, including by amending the IMA Termination Election Date (as defined in the Existing Bye-Laws) to be the fourth anniversary of the Adoption Date and each two-year anniversary of the Adoption Date. The Proposed Bye-Laws, if adopted as the Bye-Laws of Athene, will continue to permit Athene to terminate the IMA, or any New IMA, for cause. In the Letter Agreement, Athene (1) confirmed that its board of directors approved, and recommended that its shareholders approve, the Proposed Bye-Laws and (2) agreed that it will seek the approval of its shareholders of the Proposed Bye-Laws at the next annual general meeting of its shareholders.
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
Strategic Relationship Agreement with CalPERS
On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with CalPERS. The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. As of September 30, 2018, the Company had reduced fees charged to CalPERS on the funds it manages by approximately $107.4 million.

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
Profit Sharing Expense. Profit sharing expense is primarily a result of agreements with our Contributing Partners and employees to compensate them based on the ownership interest they have in the general partners of the Apollo funds. Therefore, changes in the fair value of the underlying investments in the funds we manage and advise affect profit sharing expense. The Contributing Partners and employees are allocated approximately 30% to 50%, of the total performance fees which is driven primarily by changes in fair value of the underlying fund’s investments and is treated as compensation expense. Additionally, profit sharing expenses paid may be subject to clawback from employees, former employees and Contributing Partners to the extent not indemnified. When applicable, the accrual for potential clawback of previously distributed profit sharing amounts, which is a component of due from related parties on the condensed consolidated statements of financial condition, represents all amounts previously distributed to employees, former employees and Contributing Partners that would need to be returned to the general partner if the Apollo funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner receivable, however, would not become realized until the end of a fund’s life.
The Incentive Pool enables certain partners and employees to earn discretionary compensation based on performance fee realizations earned by the Company in a given year, which amounts are reflected in profit sharing expense in the accompanying condensed consolidated financial statements. The Company adopted the Incentive Pool to attract and retain, and provide incentive to, partners and employees of the Company and to more closely align the overall compensation of partners and employees with the overall realized performance of the Company. Allocations to the Incentive Pool and to its participants contain both a fixed and a discretionary component and may vary year-to-year depending on the overall realized performance of the Company and the contributions and performance of each participant. There is no assurance that the Company will continue to compensate individuals through performance-based incentive arrangements in the future and there may be periods when the executive committee of the Company’s manager determines that allocations of realized performance fees are not sufficient to compensate individuals, which may result in an increase in salary, bonus and benefits.
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
Equity-Based Compensation. Equity-based compensation is accounted for in accordance with U.S. GAAP, which requires that the cost of employee services received in exchange for an award is generally measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are recognized over the relevant service period. In addition, the Company provides for the vesting of certain RSUs subject to continued employment and certain performance metrics being achieved. In accordance with U.S. GAAP, equity-based compensation expense for such awards is recognized on an accelerated recognition method over the requisite service period to the extent the performance metrics are met or deemed probable. In connection with the adoption of new share-based payment guidance during the quarter ended March 31, 2017, the Company made an accounting policy election to no longer estimate forfeitures in determining the number of equity-based awards that are expected to vest. Under the Company’s new policy, which was applied prospectively as of January 1, 2017, forfeitures are accounted for when they occur. Apollo’s equity-based awards consist of, or provide rights with respect to, AOG Units, RSUs, share options, restricted shares, AHL Awards and other equity-based compensation awards. For more information regarding Apollo’s equity-based compensation awards, see note 11 to our condensed consolidated financial statements. The Company’s assumptions made to determine the fair value on grant date are embodied in the calculations of compensation expense.
A significant part of our compensation expense is derived from amortization of RSUs. The fair value of all RSU grants after March 29, 2011 is based on the grant date fair value, which considers the public share price of the Company. The Company has three types of RSU grants, which we refer to as Plan Grants, Bonus Grants, and Performance Grants. Plan Grants may or may not provide the right to receive distribution equivalents until the RSUs vest and, for grants made after 2011, the underlying shares are generally issued by March 15th after the year in which they vest. For Plan Grants, the grant date fair value is based on the public share price of the Company, and is discounted for transfer restrictions and lack of distributions until vested if applicable. Bonus Grants provide the right to receive distribution equivalents on both vested and unvested RSUs and Performance Grants provide the right to receive distribution equivalents on vested RSUs and may also provide the right to receive distribution equivalents on unvested RSUs. Both Bonus Grants and Performance Grants are generally issued by March 15th of the year following the year in which they vest. For Bonus Grants and Performance Grants, the grant date fair value for the periods presented is based on the public share price of the Company, and is discounted for transfer restrictions.
We utilized the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting distributions on certain Plan Grant RSUs. The weighted average for the inputs utilized for the shares granted are presented in the table below for Plan Grants:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Distribution Yield(1)	5.4%	6.0%	5.8%	6.1%
Cost of Equity Capital Rate(2)	10.8%	10.5%	10.8%	11.0%

(1)
Calculated based on the historical distributions paid during the twelve months ended September 30, 2018 and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.

(2)
Assumes a discount rate that was equivalent to the opportunity cost of foregoing distributions on unvested Plan Grant RSUs as of the valuation date, based on the Capital Asset Pricing Model (“CAPM”). CAPM is a commonly used mathematical model for developing expected returns.

The following table summarizes the weighted average discounts for certain Plan Grants:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Plan Grants:
Discount for the lack of distributions until vested(1)	5.4%	12.9%	12.2%	12.0%

(1)	Based on the present value of a growing annuity calculation.
We utilize the Finnerty Model to calculate a marketability discount on the Plan Grant, Bonus Grant and Performance Grant RSUs to account for the lag between vesting and issuance. The Finnerty Model provides for a valuation discount reflecting the holding period restriction embedded in a restricted security preventing its sale over a certain period of time.
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

The inputs utilized in the Finnerty Model are (i) length of holding period, (ii) volatility and (iii) distribution yield. The weighted average for the inputs utilized for the shares granted are presented in the table below for Plan Grants, Bonus Grants and Performance Grants:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Plan Grants:
Holding Period Restriction (in years)	0.9	0.6	0.8	0.6
Volatility(1)	25.0%	23.4%	25.0%	22.1%
Distribution Yield(2)	5.4%	6.0%	5.8%	6.1%
Bonus Grants:
Holding Period Restriction (in years)	0.2	0.2	0.2	0.2
Volatility(1)	25.0%	23.0%	22.5%	22.6%
Distribution Yield(2)	5.4%	6.0%	5.3%	5.4%
Performance Grants:
Holding Period Restriction (in years)	1.2	N/A	1.2	N/A
Volatility(1)	24.5%	N/A	23.5%	N/A
Distribution Yield(2)	5.4%	N/A	5.5%	N/A

(1)	The Company determined the expected volatility based on the volatility of the Company’s Class A share price as of the grant date with consideration to comparable companies.

(2)
Calculated based on the historical distributions paid during the twelve months ended September 30, 2018 and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.

The following table summarizes the weighted average marketability discounts for Plan Grants, Bonus Grants and Performance Grants:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Plan Grants:
Marketability discount for transfer restrictions(1)	5.2%	4.0%	4.8%	3.5%
Bonus Grants:
Marketability discount for transfer restrictions(1)	2.5%	2.3%	2.3%	2.3%
Performance Grants:
Marketability discount for transfer restrictions(1)	5.8%	N/A	5.6%	N/A

(1)	Based on the Finnerty Model calculation.
For awards granted prior to the adoption of the new share-based payment guidance, which was applied prospectively as of January 1, 2017, after the grant date fair value was determined, an estimated forfeiture rate was applied. The estimated fair value was determined and recognized over the vesting period on a straight-line basis and a 4.0% forfeiture rate was estimated for RSUs, based on the Company’s historical attrition rate as well as industry comparable rates. If award recipients were no longer associated with Apollo or if there were no turnover, we would revise the estimated compensation expense to the actual amount of expense based on the RSUs vested at the reporting date in accordance with U.S. GAAP.
Bonus Grants constitute a component of the discretionary annual compensation awarded to certain of our professionals. During 2016, the Company increased the default portion of annual compensation to be awarded as a discretionary Bonus Grant relative to the portion awarded in previous years. The increase in the proportion of discretionary annual compensation awarded as a Bonus Grant has generally been offset by a decrease in discretionary annual cash bonuses. These changes are intended to further align the interests of Apollo’s employees and stakeholders and strengthen the long-term commitment of our partners and employees.

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
Contractual Obligations, Commitments and Contingencies
The Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows:

	Remaining 2018	2019	2020	2021	2022	Thereafter	Total
	(in thousands)
Operating lease obligations	$9,850	$37,790	$24,298	$31,378	$35,103	$435,466	$573,885
Other long-term obligations(1)	8,008	8,388	2,320	2,070	1,482	1,240	23,508
2018 AMH Credit Facility(2)	169	675	675	675	675	358	3,227
2024 Senior Notes(3)	5,000	20,000	20,000	20,000	20,000	528,333	613,333
2026 Senior Notes(4)	5,500	22,000	22,000	22,000	22,000	574,983	668,483
2048 Senior Notes(5)	3,750	15,000	15,000	15,000	15,000	678,750	742,500
2014 AMI Term Facility I	79	316	316	16,079	—	—	16,790
2014 AMI Term Facility II	78	313	313	313	17,953	—	18,970
2016 AMI Term Facility I	64	256	256	256	256	20,187	21,275
2016 AMI Term Facility II	66	265	265	19,190	265	19,075	39,126
Obligations as of September 30, 2018	$32,564	$105,003	$85,443	$126,961	$112,734	$2,258,392	$2,721,097

(1)
Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(2)
The commitment fee as of September 30, 2018 on the $750 million undrawn Revolver Facility was 0.09%. See note 9 of the condensed consolidated financial statements for further discussion of the 2018 AMH Credit Facility.

(3)
$500 million of the 2024 Senior Notes matures in May 2024. The interest rate on the 2024 Senior Notes as of September 30, 2018 was 4.00%. See note 9 of the condensed consolidated financial statements for further discussion of the 2024 Senior Notes.

(4)
$500 million of the 2026 Senior Notes matures in May 2026. The interest rate on the 2026 Senior Notes as of September 30, 2018 was 4.40%. See note 9 of the condensed consolidated financial statements for further discussion of the 2026 Senior Notes.

(5)
$300 million of the 2048 Senior Notes matures in March 2048. The interest rate on the 2048 Senior Notes as of September 30, 2018 was 5.00%. See note 9 of the condensed consolidated financial statements for further discussion of the 2026 Senior Notes.

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

Commitments
Certain of our management companies and general partners are committed to contribute to the funds we manage and certain related parties. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our related parties, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its related parties, the percentage of total fund commitments of Apollo and its related parties, the commitment and remaining commitment amounts of Apollo only (excluding related parties), and the percentage of total fund commitments of Apollo only (excluding related parties) for each credit, private equity and real assets fund as of September 30, 2018 as follows ($ in millions):

Fund	Apollo and Related Party Commitments		% of Total Fund Commitments	Apollo Only (Excluding Related Party) Commitments	Apollo Only (Excluding Related Party) % of Total Fund Commitments	Apollo and Related Party Remaining Commitments	Apollo Only (Excluding Related Party) Remaining Commitments
Credit:
Apollo Credit Opportunity Fund III, L.P. (“COF III”)	$358.1		10.45%	$83.1	2.43%	$83.9	$20.5
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	30.5		1.93	23.4	1.48	0.8	0.6
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	449.2		30.26	29.7	2.00	237.1	4.2
Apollo European Principal Finance Fund III, L.P. (“EPF III”)(1)	609.4		13.36	93.2	2.04	484.7	75.8
Apollo European Principal Finance Fund II, L.P. (“EPF II”)(1)	411.7		11.85	60.2	1.73	100.1	18.9
Apollo European Principal Finance Fund, L.P. (“EPF I”)(1)	311.7		20.74	20.5	1.37	50.7	4.7
Financial Credit Investment III, L.P. (“FCI III”)	224.3		11.76	0.1	0.01	140.7	0.1
Financial Credit Investment II, L.P. (“FCI II”)	244.6		15.72	—	—	116.3	—
Financial Credit Investment I, L.P. (“FCI I”)	151.3		27.07	—	—	76.8	—
Apollo Structured Credit Recovery Master Fund IV, L.P. (“SCRF IV”)	409.5		18.36	49.5	2.22	198.0	24.0
MidCap	1,672.6		80.23	110.9	5.32	169.0	31.0
Apollo Moultrie Credit Fund, L.P.	400.0		100.00	—	—	190.0	—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	300.0		100.00	—	—	—	—
Apollo Asia Private Credit Fund, L.P. (“APC”)	158.5		69.06	0.1	0.04	40.2	—
Apollo Energy Opportunity Fund, L.P. (“AEOF”)	125.5		12.01	25.5	2.44	92.7	18.8
Apollo Accord Master Fund II, L.P.	274.7		35.17	11.6	1.49	274.7	11.6
Athora(1)	580.2		22.99	145.1	5.75	476.2	119.0
Other Credit	2,580.5		Various	260.2	Various	952.2	133.4
Private Equity:
Fund IX(2)	1,849.5		7.48	692.2	2.80	1,849.5	692.2
Fund VIII	1,543.5		8.40	395.5	2.15	353.1	91.4
Fund VII	467.2		3.18	178.1	1.21	69.6	25.6
Fund VI	246.3		2.43	6.1	0.06	9.7	0.2
Fund V	100.0		2.67	0.5	0.01	6.2	—
Fund IV	100.0		2.78	0.2	0.01	0.5	—
AION	151.0		18.28	50.0	6.05	54.9	17.8
ANRP I	426.1		32.21	10.1	0.76	68.0	1.3
ANRP II	581.2		16.83	25.9	0.75	277.5	12.2
A.A. Mortgage Opportunities, L.P.	625.0		80.31	—	—	200.0	—
Apollo Rose, L.P.	299.1		100.00	—	—	74.3	—
Champ, L.P.	195.5		78.25	27.0	10.8	7.2	1.1
Apollo Royalties Management, LLC	108.6		100.00	—	—	—	—
Apollo Hybrid Value Fund, L.P.	727.5		30.66	57.5	2.42	707.4	56.0
Other Private Equity	326.2		Various	6.2	Various	118.3	1.5
Real Assets:
U.S. RE Fund II(3)	430.4	(3)	44.14	4.7	0.49	231.2	3.0
U.S. RE Fund I(3)	434.6	(3)	66.63	16.5	2.54	120.9	2.7
CPI Capital Partners Europe, L.P.(1)	6.4		0.47	—	—	—	—
CPI Capital Partners Asia Pacific, L.P.	6.9		0.53	0.5	0.04	0.1	—
Asia RE Fund(3)	411.1	(3)	58.09	8.4	1.18	284.2	6.6
Other Real Assets	206.0		Various	1.7	Various	13.3	0.1
Other:
Apollo SPN Investments I, L.P.	13.6		0.32	13.6	0.32	8.7	8.7
Total	$18,548.0			$2,407.8		$8,138.7	$1,383.0

(1)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.16 as of September 30, 2018.

(2)	Apollo Only (Excluding Related Party) Remaining Commitments related to Fund IX are subject to future syndication to Apollo employees.

(3)
Figures for U.S. RE Fund I include base, additional, and co-investment commitments. A co-investment vehicle within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.30 as of September 30, 2018. Figures for U.S. RE Fund II and Asia RE Fund include co-investment commitments.

On April 30, 2015, Apollo entered into the AAA Investments Credit Agreement (see note 13 of our condensed consolidated financial statements for further disclosure regarding this facility). The 2018 AMH Credit Facility, 2024 Senior Notes, 2026 Senior Notes and 2048 Senior Notes will have future impacts on our cash uses. See note 9 of our condensed consolidated financial statements for information regarding the Company’s debt arrangements.
Contingent Obligation—Performance fees with respect to certain credit and private equity funds and real assets funds is subject to reversal in the event of future losses to the extent of the cumulative performance fees recognized in income to date. See note 14 of our condensed consolidated financial statements for a description of our contingent obligation.
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of September 30, 2018, there were no underwriting commitments outstanding related to such offerings.

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
Certain of our funds hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize our risk exposure by limiting the counterparties with which our funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. As of September 30, 2018, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.
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
ITEM 1A.    RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our 2017 Annual Report, which is accessible on the Securities and Exchange Commission's website at www.sec.gov. There have been no material changes to the risk factors for the three months ended September 30, 2018.
The risks described in our 2017 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES
On August 7, 2018 and August 15, 2018, we issued 236,826 and 103,874 Class A shares, respectively, net of taxes to Apollo Management Holdings, L.P., a subsidiary of Apollo Global Management, LLC, in connection with issuances of shares to participants in the 2007 Equity Plan for an aggregate purchase price of $8.4 million and $3.6 million, respectively. The issuance was exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our Class A shares made by us or on our behalf during the fiscal quarter ended September 30, 2018.

Period	Number of Class A Shares Purchased(1)	Average Price Paid per Share	Class A Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Class A Shares that May be Purchased Under the Plan or Programs
July 1, 2018 through July 31, 2018	—	$—	—	$101,488,628
August 1, 2018 through August 31, 2018	831,876	35.31	721,653	76,007,061
September 1, 2018 through September 30, 2018	—	—	—	76,007,061
Total	831,876		721,653

(1)
Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted Class A shares of AGM that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's 2007 Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase Class A shares on the open market and retire them. During the three months ended September 30, 2018, we repurchased 110,223 Class A shares at an average price paid per share of $35.31 in open-market transactions not pursuant to a publicly-announced repurchase plan or program on account of these awards. See note 12 for further information on Class A Shares.

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

10.2
Sixth Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings I, L.P. dated as of June 21, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107)).

10.3
Sixth Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings II, L.P. dated as of June 21, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107)).

10.4
Fifth Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings III, L.P. dated as of March 19, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107)).

10.5
Fifth Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings IV, L.P. dated as of March 19, 2018 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107)).

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

10.14
Fifth Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings V, L.P. dated as of June 21, 2018 (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107)).

10.15
Fifth Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings VI, L.P. dated as of June 21, 2018 (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107)).

10.16
Fourth Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings VII, L.P. dated as of March 19, 2018 (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107)).

10.17
Fourth Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings VIII, L.P. dated as of March 19, 2018 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107)).

10.18
Fourth Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings IX, L.P. dated as of March 19, 2018 (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107)).

10.19
Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings X, L.P. dated as of March 19, 2018 (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107)).

Exhibit Number	Exhibit Description

10.20
Third Amended and Restated Limited Liability Company Agreement of Apollo Principal Holdings XI, LLC dated as of March 19, 2018 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107)).

10.21
Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings XII, L.P. dated as of March 19, 2018 (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107)).

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

10.36	Amended Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the period ended March 31, 2014 (File No. 001-35107)).

*10.37	Form of Amendment to Independent Director Engagement Letter.

+10.38	Employment Agreement with Martin Kelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

+10.39	Employment Agreement with John Suydam, dated July 19, 2017 (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the period ended September 30, 2017 (File No. 001-35107))

10.40
Fourth Amended and Restated Exempted Limited Partnership Agreement of AMH Holdings (Cayman), L.P., dated March 19, 2018 (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107).

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

10.50
Credit Agreement, dated as of July 11, 2018, by and among Apollo Management Holdings, L.P., as the Revolving Facility Borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time, the issuing banks party thereto from time to time and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.49 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107).

10.51
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

10.52
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

10.53
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

10.54
Amendment No. 1, dated as of March 11, 2016, to the Credit Agreement, dated as of December 18, 2013, among Apollo Management Holdings, L.P., Apollo Management, L.P., Apollo Capital Management, L.P., Apollo International Management, L.P., AAA Holdings, L.P., Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX L.P., Apollo Principal Holdings X, L.P., Apollo Principal Holdings XI, LLC, ST Holdings GP, LLC and ST Management Holdings, LLC, the guarantors party thereto, the lenders party thereto, the issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 15, 2016 (File No. 001-35107)).

10.55
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

+10.56
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

+10.58
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

+10.61
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

+10.63
Form of Award Letter under Second Amended and Restated Agreement of Limited Partnership of Apollo Credit Opportunity Advisors III (APO FC), L.P. (incorporated by reference to Exhibit 10.57 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

+10.64
Amended and Restated Agreement of Limited Partnership of Apollo Global Carry Pool Aggregator, L.P., dated May 4, 2017 and effective as of July 1, 2016 (incorporated by reference to Exhibit 10.61 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

+10.65
Form of Award Agreement for Apollo Global Carry Pool Aggregator, L.P. (incorporated by reference to Exhibit 10.62 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107))

+10.66
Form of Letter Agreement under the Amended and Restated Limited Partnership Agreement of Apollo ANRP Advisors II, L.P. dated March 2, 2017 and effective as of August 21, 2015 (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 10-Q for the period ended June 30, 2017 (File No. 001-35107)).

+10.67
Form of Award Letter under the Amended and Restated Limited Partnership Agreement of Apollo ANRP Advisors II, L.P. dated March 2, 2017 and effective as of August 21, 2015 (incorporated by reference to Exhibit 10.64 to the Registrant’s Form 10-Q for the period ended June 30, 2017 (File No. 001-35107)).

*+10.68	Amended and Restated Agreement of Exempted Limited Partnership of Apollo Global Carry Pool Aggregator II, L.P., dated June 26, 2018.

*+10.69	Form of Award Agreement for Apollo Global Carry Pool Aggregator II, L.P.

*+10.70	Fourth Amended and Restated Exempted Limited Partnership Agreement of Apollo Advisors IX, L.P., dated August 8, 2018 and effective as of June 29, 2018.

*+10.71	Form of Award Letter for Apollo Advisors IX, L.P.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit Number	Exhibit Description

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Scheme Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

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

Apollo Global Management, LLC
(Registrant)

Date: November 5, 2018	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)