Form 10-K
period 2018-12-31
Apollo Global Management LLC
filed 2019-03-01
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018 OR

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
(212) 515-3200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A shares representing limited liability company interests	New York Stock Exchange
6.375% Series A Preferred shares	New York Stock Exchange
6.375% Series B Preferred shares	New York Stock Exchange

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

☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The aggregate market value of the Class A shares of the Registrant held by non-affiliates as of June 30, 2018 was approximately $6,349.1 million, which includes non-voting Class A shares with a value of approximately $557.7 million.
As of February 26, 2019 there were 202,398,070 Class A shares and 1 Class B share outstanding.

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
“Apollo Operating Group” refers to (i) the limited partnerships and limited liability companies through which our Managing Partners currently operate our businesses and (ii) one or more limited partnerships or limited liability companies formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments”;
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

(ii)
the net asset value, or “NAV”, of the credit funds, partnerships and accounts for which we provide investment management or advisory services, other than certain collateralized loan obligations (“CLOs”) and collateralized debt obligations (“CDOs”), which have a fee-generating basis other than the mark-to-market value of the underlying assets, plus used or available leverage and/or capital commitments;

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
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on December 31, 2018 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
“gross IRR” of a real assets fund represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on December 31, 2018 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
“gross return” of a credit or real assets fund is the monthly or quarterly time-weighted return that is equal to the percentage change in the value of a fund’s portfolio, adjusted for all contributions and withdrawals (cash flows) before the effects of management fees, performance fees allocated to the general partner, or other fees and expenses. Returns of Athene sub-advised portfolios and CLOs represent the gross returns on invested assets, which exclude cash. Returns over multiple periods are calculated by geometrically linking each period’s return over time;

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
“net IRR” of a real assets fund represents the cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of December 31, 2018 or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
“net return” of a credit or real assets fund represents the gross return after management fees, performance fees allocated to the general partner, or other fees and expenses. Returns of Athene sub-advised portfolios and CLOs represent the gross or net returns on invested assets, which exclude cash. Returns over multiple periods are calculated by geometrically linking each period’s return over time;
“our manager” means AGM Management, LLC, a Delaware limited liability company that is controlled by our Managing Partners;
“performance allocations”, “performance fees”, “performance revenues”, “incentive fees” and “incentive income” refer to interests granted to Apollo by an Apollo fund that entitle Apollo to receive allocations, distributions or fees which are based on the performance of such fund or its underlying investments;
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
“private equity fund appreciation (depreciation)” refers to gain (loss) and income for the traditional private equity funds (as defined below), Apollo Natural Resources Partners, L.P. (“ANRP I”), Apollo Natural Resources Partners II, L.P. (“ANRP II”), Apollo Special Situations Fund, L.P., AION Capital Partners Limited (“AION”) and Apollo Hybrid Value Fund, L.P. (together with its parallel funds and alternative investment vehicles,“Hybrid Value Fund”) for the periods presented on a total return basis before giving effect to fees and expenses. The performance percentage is determined by dividing (a) the change in the fair value of investments over the period presented, minus the change in invested capital over the period presented, plus the realized value for the period presented, by (b) the beginning unrealized value for the period presented plus the change in invested capital for the period presented. Returns over multiple periods are calculated by geometrically linking each period’s return over time;
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
“Redding Ridge” refers to Redding Ridge Asset Management, LLC and its subsidiaries, which is a standalone, self-managed asset management business established in connection with risk retention rules that manages CLOs and retains the required risk retention interests;
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
“Unrealized Value” refers to the fair value consistent with valuations determined in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), for investments not yet realized and may include payments in kind, accrued interest and dividends receivable, if any, and before the effect of certain taxes.  In addition, amounts include committed and funded amounts for certain investments; and
“Vintage Year” refers to the year in which a fund’s final capital raise occurred, or, for certain funds, the year in which a fund’s investment period commences pursuant to its governing agreements.

PART I
ITEM 1.    BUSINESS
Overview
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in credit, private equity and real assets, with significant distressed investment expertise. We have a flexible mandate in many of the funds we manage which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. As of December 31, 2018, we had total AUM of $280 billion, including approximately $193 billion in credit, $69 billion in private equity and $18 billion in real assets. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through December 31, 2018.
Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 32 years and lead a team of 1,143 employees, including 410 investment professionals, as of December 31, 2018. This team possesses a broad range of transaction, financial, managerial and investment skills. We have offices in New York, Los Angeles, San Diego, Houston, Bethesda, London, Frankfurt, Madrid, Luxembourg, Mumbai, Delhi, Singapore, Hong Kong, Shanghai and Tokyo. We operate our credit, private equity and real assets investment management businesses in a highly integrated manner, which we believe distinguishes us from other alternative investment managers. Our investment professionals frequently collaborate across disciplines. We believe that this collaboration, including market insight, management, banking and consultant contacts, and investment opportunities, enables the funds we manage to more successfully invest across a company’s capital structure. This platform and the depth and experience of our investment team have enabled us to deliver strong long-term investment performance for our funds throughout a range of economic cycles.
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

We have grown our total AUM at a 20% compound annual growth rate from December 31, 2008 to December 31, 2018. In addition, we benefit from mandates with long-term capital commitments in our credit, private equity and real assets businesses. Our long-lived capital base allows us to invest our funds' assets with a long-term focus, which is an important component in generating attractive returns for our fund investors. We believe the long-term capital we manage also leaves us well-positioned during economic downturns, when the fundraising environment for alternative assets has historically been more challenging than during periods of economic expansion. As of December 31, 2018, more than 90% of our AUM was in funds with a contractual life at inception of seven years or more, and 49% of our AUM was in permanent capital vehicles.
We expect our growth in AUM to continue over time by seeking to create value in our funds’ existing credit, private equity and real assets investments, continuing to deploy our funds’ available capital in what we believe are attractive investment opportunities, and raising new funds and investment vehicles as market opportunities present themselves. See “Item 1A. Risk Factors—Risks Related to Our Businesses—We may not be successful in raising new funds or in raising more capital for certain of our existing funds and may face pressure on performance fees and fee arrangements of our future funds.”
Our financial results are highly variable, since performance fees (which generally constitute a large portion of the income that we receive from the funds we manage), and the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. We manage our business and monitor our performance with a focus on long-term performance, an approach that is generally consistent with the investment horizons of the funds we manage and is driven by the investment returns of our funds.
Our Businesses
We have three business segments: credit, private equity and real assets. The diagram below summarizes our businesses as of December 31, 2018:

Apollo Global Management, LLC

Credit	Private Equity	Real Assets
• Liquid/Performing • Drawdown • Permanent Capital Vehicles - MidCap, AINV, AFT, AIF • Athene and Athora • Athene and Athora Non-Sub-Advised • Advisory	• Distressed Buyouts, Debt and Other Investments • Corporate Carve-outs • Opportunistic Buyouts • Hybrid Capital • Natural Resources
•
Opportunistic equity investing in real estate and infrastructure assets, portfolios, companies and platforms
•
Commercial real estate and infrastructure debt investments including first mortgage and mezzanine loans and commercial mortgage backed securities

AUM: $193.2 billion(1)(2)(3)(4)	AUM: $69.1 billion(1)	AUM: $17.9 billion(1)(2)(3)

Strategic Investment Accounts Generally invest in or alongside certain Apollo funds and other Apollo-sponsored transactions

(1)	See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

(2)	Includes funds that are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.15 as of December 31, 2018.

(3)	Includes funds that are denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.28 as of December 31, 2018.

(4)	Includes funds that are denominated in yen and translated into U.S. dollars at an exchange rate of ¥1.00 to $0.0091 as of December 31, 2018.
Credit
Since Apollo’s founding in 1990, we believe our expertise in credit has served as an integral component of our company’s growth and success. Our credit-oriented approach to investing commenced in 1990 with the management of a high-yield bond and leveraged loan portfolio. Since that time, our credit activities have grown significantly, through both organic growth and strategic acquisitions. As of December 31, 2018, Apollo’s credit segment had total AUM and Fee-Generating AUM of $193.2 billion and $158.0 billion, respectively, across a diverse range of credit-oriented investments that utilize the same disciplined, value-oriented investment philosophy that we employ with respect to our private equity funds. Apollo’s broad credit platform, which we believe is adaptable to evolving market conditions and different risk tolerances, is categorized as follows:
Credit AUM as of December 31, 2018(1)
(in billions)

(1)	AUM components may not sum due to rounding.
Liquid/Performing
Our liquid/performing category within the credit segment generally includes funds and accounts where the underlying assets are liquid in nature. These funds and accounts may have some form of periodic redemption right. Liquid/performing includes a variety of hedge funds, CLOs and SIAs that utilize a range of investment strategies including performing credit, structured credit, and liquid opportunistic credit. Performing credit strategies focus on income-oriented, senior loan and bond investment strategies that target issuers primarily domiciled in the U.S. and in Europe. Structured credit strategies target multiple tranches of structured securities with favorable and protective lending terms, predictable payment schedules, well diversified portfolios and low default rates. Liquid opportunistic strategies primarily focus on credit investments that are generally liquid in nature and that utilize a similar value-oriented investment philosophy as our private equity business. This includes investments by our credit funds in a broad array of primary and secondary opportunities encompassing stressed and distressed public and private securities primarily within corporate credit, including senior loans (secured and unsecured), high yield, mezzanine, derivative securities, debtor in possession financings, rescue or bridge financings, and other debt investments. In aggregate, our AUM and Fee-Generating AUM within the liquid/performing category totaled $54.8 billion and $40.3 billion, respectively, as of December 31, 2018.
Hedge Funds
Hedge Funds primarily includes Apollo Credit Strategies Master Fund Ltd. and Apollo Credit Master Fund Ltd. Collectively, our hedge fund AUM and Fee-Generating AUM totaled $7.2 billion and $2.9 billion, respectively, as of December 31, 2018. Our hedge funds may utilize a mix of the investment strategies outlined above. Investments in these funds may be made on a long or short basis and employ leverage to finance the acquisition of various credit investments. Accordingly, the difference between AUM and Fee-Generating AUM for hedge funds is driven by non-fee paying leverage.
CLOs
In aggregate, our AUM and Fee-Generating AUM in CLOs totaled $14.4 billion and $8.9 billion, respectively, as of December 31, 2018. Through their lifecycle, CLOs employ structured credit and performing credit strategies with the goal of providing investors with competitive yields achieved through highly diversified pools of historically low defaulting assets. Included within total AUM of CLOs is $5.5 billion of AUM related to Redding Ridge.

SIAs / Other
SIAs / Other includes a diverse group of separately managed accounts and certain commitment-based funds where the underlying assets are liquid and generally employ a mix of performing credit, structured credit, and liquid opportunistic credit investment strategies. In aggregate, our AUM and Fee-Generating AUM in SIAs and other accounts totaled $33.3 billion and $28.6 billion as of December 31, 2018, respectively. The managed accounts comprising the majority of AUM and Fee-Generating AUM within this subcategory are customized according to an investor’s specified risk and target return preferences.
Drawdown
Our drawdown category within the credit segment generally includes commitment-based funds and certain SIAs in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available. Drawdown comprises our fund series’ including Credit Opportunity Funds, European Principal Finance Funds, and Structured Credit Funds, including Financial Credit Investment Funds and Structured Credit Recovery Funds, as well as other commitment-based funds not included within a series of funds and certain SIAs. Drawdown funds and SIAs utilize a range of investment strategies including illiquid opportunistic, principal finance, and structured credit strategies. In aggregate, our AUM and Fee-Generating AUM within the drawdown category totaled $26.0 billion and $14.1 billion, respectively, as of December 31, 2018.
Credit Opportunity Funds
The Credit Opportunity Fund (“COF”) series primarily employs our illiquid opportunistic investment strategy, which focuses on credit investments that are less liquid in nature and that utilize a similar value-oriented investment philosophy as our private equity business. This includes investments in a broad array of primary and secondary opportunities encompassing stressed and distressed public and private securities primarily within corporate credit, including senior loans (secured and unsecured), high yield, mezzanine, debtor in possession financings, rescue or bridge financings, and other debt investments. Additionally, for certain illiquid opportunistic investments our underwriting process may result in selective and at times concentrated investments by the funds in the various industries on which we focus. In certain cases, leverage can be employed in connection with this strategy by having fund subsidiaries or special-purpose vehicles incur debt or by entering into credit facilities or other debt transactions to finance the acquisition of various credit investments. Our AUM and Fee-Generating AUM within the Credit Opportunity Funds totaled $2.0 billion and $1.2 billion, respectively, as of December 31, 2018.
European Principal Finance Funds
The European Principal Finance Fund (“EPF”) series primarily employs our principal finance investment strategy, which is utilized to invest in European commercial and residential real estate, performing loans, non-performing loans, and unsecured consumer loans, as well as acquiring assets as a result of distressed market situations. Certain of the EPF investment vehicles we manage own captive pan-European financial institutions, loan servicing and property management platforms. These entities perform banking and lending activities and manage and service consumer credit receivables and loans secured by commercial and residential properties. In aggregate, these financial institutions, loan servicing, and property management platforms operate in five European countries and employed approximately 1,450 individuals as of December 31, 2018. We believe the post-investment loan servicing and real estate asset management requirements, combined with the illiquid nature of these investments, limits participation by traditional long-only investors, hedge funds, and private equity funds, resulting in what we believe to be an opportunity for our credit business. Our AUM and Fee-Generating AUM within the European Principal Finance Funds totaled $7.1 billion and $5.5 billion, respectively, as of December 31, 2018.
Structured Credit Funds - FCI and SCRF
Our Structured Credit Funds include the Financial Credit Investment Fund series (“FCI”) and the Structured Credit Recovery Fund series (“SCRF”). Collectively, the Structured Credit Funds employ our structured credit investing strategy, which targets multiple tranches of less liquid structured securities with favorable and protective lending terms, predictable payment schedules, well-diversified portfolios and low default rates. Our SCRF series recently expanded as we held a final closing for our fourth Structured Credit Recovery Fund series during the year ended December 31, 2018. Our AUM and Fee-Generating AUM within Structured Credit Funds totaled $8.1 billion and $4.3 billion, respectively, as of December 31, 2018.
Permanent Capital Vehicles - Credit
Our permanent capital vehicles category within the credit segment generally includes pools of assets which are not subject to redemption and are generally associated with long term asset management or advisory contracts. This category is comprised of (a) Athene assets managed or advised by Apollo; (b) Athora assets managed or advised by Apollo; (c) assets that are owned by or related to MidCap and managed by Apollo; (d) assets of certain publicly traded vehicles managed by Apollo such as AINV, AIF, and AFT and (e) a non-traded business development company from which Apollo earns certain investment-related service fees. The permanent capital vehicles within credit utilize a range of investment strategies including performing credit and structured credit as described previously, as well as directly originated credit. Direct origination generally relates to the sourcing of senior credit assets, both secured and unsecured, including asset-backed loans, leveraged loans, mezzanine debt, real estate loans, re-discount loans and venture loans. Directly originated credit is primarily employed by Midcap, AINV, and a non-traded business development company from which Apollo earns certain investment-related service fees. In aggregate, our AUM and Fee-Generating AUM within our credit permanent capital vehicles totaled $131.6 billion and $129.8 billion, respectively, as of December 31, 2018.
Permanent Capital Vehicles - MidCap, AINV, AFT, AIF
The AUM and Fee-Generating AUM we managed within MidCap, AINV, AFT and AIF totaled $14.8 billion and $13.5 billion, respectively, as of December 31, 2018.
MidCap is a middle market-focused specialty finance firm that provides senior debt solutions to companies across all industries. Our AUM and Fee-Generating AUM within MidCap totaled $8.8 billion and $8.6 billion, respectively, as of December 31, 2018.
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
The Company, through its consolidated subsidiary AAM, provides asset management and advisory services to Athene, including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence hedging and other asset management services. Additionally, the Company, through AAM, provides sub-advisory services with respect to a portion of the assets that it manages in accounts owned by Athene in the U.S. and Bermuda or in accounts supporting reinsurance ceded to U.S. and Bermuda subsidiaries of Athene Holding by third-party insurers (collectively, the “Athene North American Accounts”). As of December 31, 2018, Apollo managed or advised $108.8 billion of AUM, all of which was Fee-Generating AUM, in accounts owned by or related to Athene (the “Athene Accounts”). See note 14 to our consolidated financial statements for details regarding the fee arrangements between the Company and Athene.
Athene Non-Sub-Advised Assets
This category includes the Athene assets which are managed by Apollo but not sub-advised by Apollo nor invested in Apollo funds or investment vehicles. We refer to these assets collectively as “Athene Non-Sub-Advised Assets”. Our AUM within the Athene Non-Sub-Advised category totaled $85.6 billion as of December 31, 2018, all of which was Fee-Generating AUM.
Athora
The Company, through its consolidated subsidiary, AAME, provides investment advisory services to certain portfolio companies of Apollo funds and Athora, a strategic platform established to acquire or reinsure blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). As of December 31, 2018, Apollo, through its subsidiaries, managed or advised $8.0 billion of AUM and $5.8 billion of Fee-Generating AUM in accounts owned by or related to Athora. See note 14 to our consolidated financial statements for details regarding the fee arrangements between the Company and Athora.
Athora Non-Sub-Advised Assets
This category includes the Athora assets which are managed by Apollo but not sub-advised by Apollo nor invested in Apollo funds or investment vehicles. We refer to these assets collectively as “Athora Non-Sub-Advised Assets”. Our AUM within the Athora Non-Sub-Advised category totaled $5.0 billion as of December 31, 2018, of which $4.5 billion was Fee-Generating AUM.
Advisory
Advisory refers to certain assets advised by AAME. AAME is a subsidiary of Apollo which provides asset allocation and risk management advisory services principally to certain of the insurance and bank institutions acquired by Apollo managed funds. Our AUM as of December 31, 2018 within the Advisory category totaled $7.1 billion.

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
We seek to focus on investment opportunities where competition is limited or non-existent. We believe we are often sought out early in the investment process because of our industry expertise, sizable amounts of available long-term capital, willingness to pursue investments in complicated situations and ability to provide value-added advice to portfolio companies regarding operational improvements, acquisitions and strategic direction. We generally prefer sole sponsored transactions and since inception through December 31, 2018, approximately 68% of the investments made by our private equity funds have been proprietary in nature. We believe that by emphasizing our proprietary sources of deal flow, our private equity funds will be able to acquire businesses at more compelling valuations which will ultimately create a more attractive risk/reward proposition. As of December 31, 2018, our private equity segment had total and Fee-Generating AUM of approximately $69.1 billion and $44.0 billion, respectively.
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
Hybrid Capital
During 2018, we launched our hybrid value strategy which pursues the provision to companies of, among other things, rescue financing or customized capital solutions, including senior secured and unsecured debt or preferred equity securities, often with equity-linked or equity-like upside. The strategy also focuses on structured equity investments, which are non-control or control equity opportunities with enhanced protection through structural components or a fundamental characteristic of the business, such as long-term supply agreements. Typically, in these scenarios, companies are looking for an equity partner to fund initiatives such as organic growth, acquisitions, deleveraging or build-ups. We believe Apollo’s strategic relationships with industry executives and experience in business repositioning, platform build-ups and complex integration provide a benefit to companies seeking a capital partner, especially in situations that have an element of complexity.
Natural Resources
In addition to our traditional private equity funds which pursue opportunities in nine core industries, one of which is natural resources, we have three dedicated private equity natural resources funds. In 2011, we established our first dedicated private equity natural resources fund, Apollo Natural Resources Partners, L.P. (together with its alternative investment vehicles, “ANRP I”) and assembled a team of dedicated investment professionals to capitalize on private equity investment opportunities in the natural resources industry, principally in the metals and mining, energy and select other natural resources sectors. In 2015 and 2018, we launched our second and third natural resources funds, Apollo Natural Resources Partners II, L.P. (together with its alternative investment vehicles, “ANRP II”) and Apollo Natural Resources Partners III, L.P. (together with its parallel vehicles and alternative investment vehicles, “ANRP III”), respectively. We believe we can source and execute compelling, value-oriented investment opportunities for our funds irrespective of the commodity price environment.
AP Alternative Assets, L.P. (“AAA”)
We also manage AAA, a publicly listed permanent capital vehicle. The sole investment held by AAA is its investment in AAA Investments, L.P. (“AAA Investments”).
AAA is a Guernsey limited partnership whose partners are comprised of (i) AAA Guernsey Limited (“AAA Guernsey”), which holds 100% of the general partner interests in AAA, and (ii) the holders of common units representing limited partner interests in AAA. The common units are non-voting and are listed on Euronext in Amsterdam under the symbol “AAA”. AAA

Guernsey is a Guernsey limited company and is owned 55% by an individual who is not an affiliate of Apollo and 45% by Apollo Principal Holdings III, L.P., an indirect subsidiary of Apollo. AAA Guernsey is responsible for managing the business and affairs of AAA. AAA generally makes all of its investments through AAA Investments, of which AAA is the sole limited partner. AAA Investments’ portfolio consists of a single opportunistic investment in Athene Holding.
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

Private Equity Fund Holdings
The following table presents a list of certain significant portfolio companies of our private equity funds as of December 31, 2018:

Company	Year of Initial Investment	Fund(s)	Buyout Type	Industry	Region
OneMain Financial	2018	Fund VIII	Opportunistic Buyout	Financial Services	North America
Northwoods Energy	2018	Fund VIII & ANRP II	Corporate Carve-Out	Natural Resources	North America
West Corporation	2017	Fund VIII	Opportunistic Buyout	Media, Telecom, Technology	North America
Chisholm Oil & Gas	2017	Fund VIII & ANRP II	Opportunistic Buyout	Natural Resources	North America
ClubCorp	2017	Fund VIII	Opportunistic Buyout	Leisure	North America
Double Eagle Energy III	2017	Fund VIII & ANRP II	Opportunistic Buyout	Natural Resources	North America
Apollo Education Group	2017	Fund VIII	Opportunistic Buyout	Consumer Services	Global
Lumileds	2017	Fund VIII	Corporate Carve-Out	Manufacturing & Industrial	Global
Rackspace	2016	Fund VIII	Opportunistic Buyout	Media, Telecom, Technology	North America
Diamond Resorts	2016	Fund VIII	Opportunistic Buyout	Leisure	North America
Outerwall	2016	Fund VIII	Opportunistic Buyout	Consumer Services	North America
Maxim Crane Works	2016	Fund VIII	Opportunistic Buyout	Manufacturing & Industrial	North America
Vistra Energy	2016	Fund VII & ANRP II	Distressed buyout	Natural Resources	North America
Nova KBM	2016	Fund VIII	Opportunistic Buyout	Financial Services	Western Europe
Pegasus	2016	ANRP II	Opportunistic Buyout	Natural Resources	North America
Constellis	2016	Fund VIII	Opportunistic Buyout	Business Services	North America
ADT	2015	Fund VIII	Opportunistic Buyout	Consumer Services	North America
LifePoint Health	2015	Fund VIII	Opportunistic Buyout	Consumer Services	North America
Verallia	2015	Fund VIII	Corporate Carve-Out	Manufacturing & Industrial	Western Europe
Presidio	2015	Fund VIII	Opportunistic Buyout	Business Services	North America
Tranquilidade	2015	Fund VIII	Corporate Carve-Out	Financial Services	Western Europe
Amissima	2015	Fund VIII	Corporate Carve-Out	Financial Services	Western Europe
American Petroleum Partners	2015	Fund VIII & ANRP II	Opportunistic Buyout	Natural Resources	North America
CEC Entertainment	2014	Fund VIII	Opportunistic Buyout	Leisure	North America
Jupiter Resources	2014	Fund VIII & ANRP I	Corporate Carve-Out	Natural Resources	North America
McGraw Hill Education	2013	Fund VII	Corporate Carve-Out	Consumer Services	North America
Watches of Switzerland (f/k/a Aurum)	2013	Fund VII	Opportunistic Buyout	Consumer & Retail	Western Europe
PlayAGS	2013	Fund VIII	Opportunistic Buyout	Leisure	North America
Talos Energy	2012	Fund VII & ANRP I	Opportunistic Buyout	Natural Resources	North America
Endemol Shine Group	2011	Fund VII	Distressed buyout	Media, Telecom, Technology	Global
Caesars Entertainment	2008	Fund VI	Opportunistic Buyout	Leisure	North America
Momentive Performance Materials	2006	Fund VI	Corporate Carve-Out	Chemicals	North America

Note:
The table above includes portfolio companies of Fund VI, Fund VII, Fund VIII, ANRP I and ANRP II with a remaining value greater than $250 million, excluding the value associated with any portion of such private equity funds' portfolio company investments held by co-investment vehicles.

Real Assets
Our real assets group has a dedicated team of multi-disciplinary real estate and infrastructure professionals whose investment activities are integrated and coordinated with our credit and private equity business segments. We take a broad view of markets and property types in targeting debt and equity investment opportunities, including the acquisition and recapitalization of real estate portfolios, platforms and operating companies and distressed for control situations, as well as infrastructure equity and debt assets. As of December 31, 2018, our real assets business had total and fee generating AUM of approximately $17.9 billion and $12.4 billion, respectively, through a combination of investment funds, SIAs and Apollo Commercial Real Estate Finance, Inc. (“ARI”), a publicly-traded commercial mortgage real estate investment trust managed by Apollo.

Real Assets AUM as of December 31, 2018
(in billions)
With respect to our real assets funds' equity investments, we take a value-oriented approach and our funds will invest in assets located in primary, secondary and tertiary markets across North America and Asia. The U.S. real estate equity funds we manage pursue opportunistic investments in various real estate asset classes, which historically have included hospitality, office, industrial, retail, healthcare, residential and non-performing loans. The Asia real estate equity funds we manage have a primary focus on investing in China, India and Southeast Asia, while executing Apollo’s strategy of opportunistic value investing in real estate related assets, portfolios, companies, operating platforms, and structured finance. Our real estate equity funds under management currently include (i) AGRE U.S. Real Estate Fund, L.P. (“U.S. RE Fund I”) and Apollo U.S. Real Estate Fund II, L.P. (“U.S. RE Fund II”), our U.S. focused opportunistic funds, and their related co-investment vehicles, (ii) Apollo Asia Real Estate Fund, L.P. (“Asia RE Fund”), our Asia-focused opportunistic fund, and its related co-investment vehicles and (iii) our legacy Citi Property Investors (“CPI”) business, the real estate investment management business we acquired from Citigroup in November 2010.
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
With respect to our infrastructure equity strategy, during 2018 we established our first vehicles dedicated to investing primarily in infrastructure assets. These vehicles are expected to invest in a broad range of asset types, including renewables, thermal power generation, and oil and gas midstream and we seek to target long-lived assets with stable, contracted cash flows and structural downside protection.  Our infrastructure debt vehicles target similar asset types as the infrastructure equity strategy with a heightened focus on the investment’s position in the capital structure and current yield.
Strategic Investment Accounts
We manage SIAs established to facilitate investments by third-party investors directly in Apollo funds and other securities. Institutional investors are expressing increasing levels of interest in SIAs since these accounts can provide investors with greater levels of transparency, liquidity and control over their investments as compared to more traditional investment funds. Based on the trends we are currently witnessing among a select group of large institutional investors, we expect our AUM that is managed through SIAs to continue to grow over time. As of December 31, 2018, approximately $24 billion of our total AUM was managed through SIAs.
Recent Developments
Subsequent to December 31, 2018, the Company determined to change the business segment in which it reports certain funds and accounts to align its segment reporting with the manner in which such funds and accounts were managed subsequent to December 31, 2018.  Effective January 1, 2019, the European Principal Fund series which the Company has historically reported in the credit segment, moved to the Company’s real assets segment.  In addition, one of the fund’s in the Company’s Credit

Opportunity Fund series as well as several other funds and accounts that generally invest in illiquid opportunistic investments, which the Company historically reported within its credit segment, moved to the Company’s private equity segment.
Fundraising and Investor Relations
We believe our performance track record across our funds and our focus on client service have resulted in strong relationships with our fund investors. Our fund investors include many of the world’s most prominent pension and sovereign wealth funds, university endowments and financial institutions, as well as individuals. We maintain an internal team dedicated to investor relations across our credit, private equity and real assets businesses.
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
The processes by which our credit and real assets funds receive and invest capital vary by type of fund. As noted above, certain of our credit and real assets funds have drawdown structures where investors made a commitment to provide capital at the formation of such funds and deliver capital when called by us as investment opportunities become available. In addition, we have several permanent capital vehicles with unlimited duration. Each of these publicly traded vehicles raises capital by selling shares in the public markets and these vehicles can also issue debt. We also have several credit funds which continuously offer and sell shares or limited partner interests via private placements through monthly subscriptions, which are payable in full upon a fund’s acceptance of an investor’s subscription. These hedge fund style credit funds have customary redemption rights (in many cases subject to the expiration of an initial lock-up period), and are generally structured as limited partnerships, the terms of which are determined through negotiation with the funds' underlying investor base. Management fees and performance fees that we earn for management of these credit funds and from their performance as well as the terms governing their operation vary across our credit funds.
We conduct the management of our credit, private equity and real assets funds primarily through a partnership structure, in which partnerships organized by us accept commitments and/or funds for investment from investors. Funds are generally organized as limited partnerships with respect to private equity funds and other U.S. domiciled vehicles and limited partnership and limited liability (and other similar) companies with respect to non-U.S. domiciled vehicles. Typically, each fund has an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). Responsibility for the day-to-day operations of the funds is typically delegated to the funds’ respective investment managers pursuant to an investment management (or similar) agreement. Generally, the material terms of our investment management agreements relate to the scope of services to be rendered by the investment manager to the applicable funds, certain rights of termination in respect of our investment management agreements and, generally, with respect to certain of our credit and real assets funds (as these matters are covered in the limited partnership agreements of the private equity funds), the calculation of management fees to be borne by investors in such funds, as well as the calculation of the manner and extent to which other fees received by the investment manager from fund portfolio companies serve to offset or reduce the management fees payable by investors in our funds. The funds themselves generally do not register as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”), generally in reliance on Section 3(c)(7) or Section 7(d) thereof or, typically in the case of funds formed prior to 1997, Section 3(c)(1) thereof. Section 3(c)(7) of the Investment Company Act excepts from its registration requirements funds privately placed in the United States whose securities are owned exclusively by persons who, at the time of acquisition of such securities, are “qualified purchasers” or “knowledgeable employees” for purposes of the Investment Company Act. Section 3(c)(1) of the Investment Company Act exempts from its registration requirements privately placed funds whose securities are beneficially owned by not more than 100 persons. In addition, under current interpretations of the SEC, Section 7(d) of the Investment Company Act exempts from registration any non-U.S. fund all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers.
In addition to having an investment manager, each fund that is a limited partnership also has a general partner that makes all policy and investment decisions relating to the conduct of the fund’s business. The general partner is responsible for all decisions concerning the making, monitoring and disposing of investments, but such responsibilities are typically delegated to the fund’s investment manager pursuant to an investment management (or similar) agreement. The limited partners of the funds take no part in the conduct or control of the business of the funds, have no right or authority to act for or bind the funds and have no influence over the voting or disposition of the securities or other assets held by the funds. These decisions are made by the fund’s general partner in its sole discretion, subject to the investment limitations set forth in the agreements governing each fund. The limited partners often have the right to remove the general partner or investment manager for cause or cause an early dissolution by a simple majority vote. In connection with the private offering transactions that occurred in 2007 pursuant to which we sold shares of Apollo Global Management, LLC to certain initial purchasers and accredited investors in transactions exempt from the registration requirements of the Securities Act (“Private Offering Transactions”) and the reorganization of the Company’s predecessor business (the “2007 Reorganization”), we deconsolidated certain of our credit and private equity funds that have historically been consolidated in our financial statements and amended the governing agreements of those funds to provide that a simple majority of a fund’s investors have the right to accelerate the dissolution date of the fund.
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
Fees and Performance Fees
Our revenues and other income consist principally of (i) management fees, which may be based upon a percentage of the committed or invested capital, adjusted assets, gross invested capital, fund net asset value, stockholders' equity or the capital accounts of the limited partners of the funds, and may be subject to offset as discussed in note 2 to the consolidated financial statements, (ii) advisory and transaction fees, net relating to certain actual and potential credit, private equity and real assets investments as more fully discussed in note 2 to the consolidated financial statements, (iii) income based on the performance of our funds, which consists of allocations, distributions or fees from our credit, private equity and real assets funds, and (iv) investment income from our investments as general partner in the form of principal investment income and income from other direct investments primarily in the form of net gains from investment activities as well as interest and dividend income.
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
Certain of our management companies, general partners and co-invest vehicles are committed to contribute to our funds and affiliates. As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of December 31, 2018 of $1.2 billion.
Managing Partners and Other Professionals Investments
To further align our interests with those of investors in our funds, our Managing Partners and other professionals have invested their own capital in our funds. Our Managing Partners and other professionals will either re-invest their performance fees to fund these investments or use cash on hand or funds borrowed from third parties. We generally have not historically charged management fees or performance fees on capital invested by our Managing Partners and other professionals directly in our credit, private equity and real assets funds.
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
Regulation under the Investment Advisers Act. All of the investment advisers of our funds are registered as investment advisers either directly or as a “relying adviser” with the SEC. A “relying adviser” is an investment adviser that relies on the investment adviser registration of a directly registered investment adviser. Registered investment advisers are subject to the requirements and regulations of the Investment Advisers Act. Such requirements relate to, among other things, fiduciary duties to clients, maintaining an effective compliance program, managing conflicts of interest and general anti-fraud prohibitions. Each “relying adviser” is an investment adviser registered with the SEC and, as such, is required to comply with all of the provisions of the Investment Advisers Act and the rules thereunder that apply to registered advisers.
Regulation under the Investment Company Act. Each of AFT and AIF is a registered management investment company under the Investment Company Act. AINV is an investment company that has elected to be treated as a business development company under the Investment Company Act. Each of AFT, AIF and AINV has elected for U.S. Federal tax purposes to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As such, each of AFT, AIF and AINV is required to distribute during each taxable year at least 90% of its ordinary income and realized, net short-term capital gains in excess of realized net long-term capital losses, if any, to its shareholders. In addition, in order to avoid excise tax, each needs to distribute during each calendar year at least 98% of its ordinary income and 98.2% of its capital gains net income for the one-year period ended on October 31st of such calendar year, plus any shortfalls from any prior year's distribution, which would take into account short-term and long-term capital gains and losses. In addition, as a business development company, AINV must not acquire any assets other than “qualifying assets” specified in the Investment Company Act unless, at the time the acquisition is made, at least 70% of AINV’s total assets are qualifying assets (with certain limited exceptions).
Real Estate Investment Trust. ARI has elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code. To maintain its qualification as a REIT, ARI must distribute at least 90% of its taxable income to its shareholders and meet, on a continuing basis, certain other complex requirements under the Internal Revenue Code.
Regulation as a Broker-Dealer. Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). From time to time, this entity is involved in transactions with affiliates of Apollo, including portfolio companies of the funds we manage, whereby AGS will earn fees for its services.
Broker-dealers are subject to regulations that cover all aspects of the securities business. In particular, as a registered broker-dealer and member of a self-regulatory organization, AGS is subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.
Regulation as a Commodity Pool Operator and Commodity Trading Advisor. Certain investment activities entered into by Apollo managers may subject those managers to provisions of the Commodities Exchange Act and oversight by the Commodities Futures Trading Commission (the “CFTC”), including registration as a commodity pool operator (“CPO”). Apollo intends to rely on exemptions from registration when available. Certain Apollo funds are deemed to be CPOs or commodity trading advisors (“CTAs”) as a result of trading commodity interests. These CPOs and CTAs are regulated by the CFTC and National Futures Association and subject to registration and periodic reporting requirements.
United States Insurance Regulation. We are subject to insurance holding company system laws and regulations in the states of domicile of certain insurance companies for which we are (or, with respect to certain pending transactions, will be) deemed to be a control person for purposes of such laws. Specifically, under state insurance laws, we are deemed to be the ultimate parent of (i) Athene Holding’s insurance company subsidiaries, which are domiciled in Delaware, Iowa and New York, (ii) Catalina Holdings (Bermuda) Ltd.’s (“Catalina’s”) insurance company subsidiaries, which are domiciled in California, Colorado, Connecticut, the District of Columbia and New York, (iii) OneMain Holdings, Inc.’s (“OneMain’s”) insurance company subsidiaries, which are domiciled in Indiana and Texas, (iv) Venerable Holdings, Inc.’s (“Venerable’s”) insurance company subsidiary, which is domiciled in Iowa and (v) LifePoint Health, Inc.’s (f/k/a RegionalCare Hospital Partners Holdings, Inc.) (“LifePoint’s”), health maintenance organization subsidiary, which is domiciled in Michigan and (vi) Aspen Insurance Holdings Limited’s (“Aspen’s”) insurance company subsidiaries, which are domiciled in North Dakota and Texas. Each of California, Colorado, Connecticut, Delaware, the District of Columbia, Indiana, Iowa, Michigan, New York, North Dakota and Texas is a “Domiciliary State”.
The insurance holding company system laws and regulations in the Domiciliary States generally require each insurance company subsidiary to register with the insurance department in its Domiciliary State and to furnish financial and other information about the operations of companies within its holding company system. These regulations also impose restrictions and limitations on the ability of an insurance company subsidiary to pay dividends and make other distributions to its parent company. In addition, transactions between an insurance company and other companies within its holding company system, including sales, loans, investments, reinsurance agreements, management agreements and service agreements, must be on terms that are fair and reasonable and, if material or within a specified category, require prior notice and approval or non-disapproval by the applicable Domiciliary State insurance department.
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
The New York State Department of Financial Services (the “NYSDFS”) adopted an amendment to its holding company system regulations which requires prospective acquirers of New York domiciled insurers to provide greater disclosure with respect to intended changes to the business operations of the insurer, and which expressly authorizes the NYSDFS to impose additional conditions on such an acquisition and limit changes that the acquirer may make to the insurer’s business operations for a specified period of time following the acquisition without the NYSDFS’ prior approval. In particular, the amendment provides the NYSDFS with the specific authority to require acquirers of New York domiciled life insurers to post assets in a trust account for the benefit of the target company’s policyholders. In making such determination, the NYSDFS may consider whether the acquirer is, or is controlled by or under common control with, an investment manager such as Apollo. The National Association of Insurance Commissioners (the “NAIC”) has also published in its Financial Analysis Handbook specific narrative guidance for state insurance examiners to consider in reviewing applications for an acquisition of an insurer by a private equity firm.
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
Internationally, the International Association of Insurance Supervisors (the “IAIS”) is in the process of adopting a Common Framework for the Supervision of Internationally Active Insurance Groups (“ComFrame”). ComFrame will be applicable to entities which meet the IAIS’ criteria for internationally active insurance groups (or "IAIGs") and are designated as such. Under the current draft of ComFrame, an IAIG is defined as an insurance group which has (i) premiums written in three or more jurisdictions, with the percentage of gross premiums written outside the home jurisdiction comprising at least 10% of the group's total gross written premium, and (ii) based on a rolling three-year average, total assets of at least $50 billion, or gross written premiums of at least $10 billion. ComFrame is expected to include measures such as group supervision, group capital requirements, uniform standards for insurer corporate governance, enterprise risk management and other control functions and resolution planning. In 2016 the IAIS released a public consultation requesting comments on their risk-based global insurance capital standard (“ICS”) which is the group capital component of ComFrame. The current version of the ICS is in the extended field testing stage. When field testing is completed in 2019, the ICS will be implemented in the following two phases: In the first phase, which will last for five years and which is referred to as the “monitoring period,” the ICS will be used for confidential reporting to group-wide supervisors and discussion in supervisory colleges, and the ICS will not be used as a prescribed capital requirement. After the monitoring period, the ICS will be implemented as a group-wide prescribed capital standard. In addition, in the United States, the NAIC and the Federal Reserve Board are developing an aggregation method to a group capital calculation. The NAIC has stated that the group capital calculation will be a regulatory tool and will not constitute a requirement or standard; however, it is currently expected that the calculation methodology will incorporate existing risk-based capital concepts. In the United States, the NAIC has also promulgated additional amendments to its insurance holding company system model law that address “group wide” supervision of internationally active insurance groups. To date, each of the Domiciliary States (except for Colorado, the District of Columbia, Michigan and New York) has adopted a form of these provisions. The NAIC has made these amendments to the insurance holding company system model law a part of its accreditation standards for state solvency regulation beginning January 1, 2020, which is likely to motivate the remaining Domiciliary States to adopt the amendments. We cannot predict with any degree of certainty the additional capital requirements, compliance costs or other burdens these requirements may impose on us and our insurance company affiliates.

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
In addition, the Dodd-Frank Act authorized the Treasury Secretary and the Office of the U.S. Trade Representative to negotiate covered agreements. A covered agreement is an agreement between the United States and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. Pursuant to this authority, in September 2017, the U.S. and the EU signed a covered agreement to address, among other things, group supervision and reinsurance collateral requirements (the “EU Covered Agreement”). In addition, on December 11, 2018, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative announced their intent to sign a Bilateral Agreement between the U.S. and the United Kingdom on Prudential Measures Regarding Insurance and Reinsurance in anticipation of the United Kingdom’s exit from the European Union in March 2019 (the “U.K. Covered Agreement”). The U.K. Covered Agreement is subject to a 90-day notification period to the U.S. Congress before it can be signed and come into effect. U.S. state regulators have 60 months, or five years, to adopt reinsurance reforms removing reinsurance collateral requirements for EU and U.K. reinsurers that meet the prescribed minimum conditions set forth in the EU Covered Agreement and U.K. Covered Agreement or else state laws imposing such reinsurance collateral requirements may be subject to federal preemption. The NAIC is currently working to adopt amendments to the Credit for Reinsurance Model Law and Regulation to conform to the requirements of the EU Covered Agreement and U.K. Covered Agreement. The reinsurance collateral provisions of the EU Covered Agreement or U.K. Covered Agreement may increase competition, in particular with respect to pricing for reinsurance transactions, by lowering the cost at which competitors of the reinsurance subsidiaries of our insurance company affiliates, such as Athene Holding’s direct, wholly owned subsidiary, Athene Life Re Ltd. (“ALRe”), are able to provide reinsurance to U.S. insurers.
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
Apollo is a shareholder controller as defined above of (a) ALRe, a Bermuda Class E insurance company and a wholly owned subsidiary of Athene Holding, a company listed on the New York Stock Exchange, (b) Athora Life Re Ltd., a Bermuda Class E insurance company and a wholly owned subsidiary of Athora, a Bermuda private company, (c) Catalina General Insurance Ltd, a Bermuda Class 3A and Class C insurer and a wholly owned subsidiary of Catalina and (d) Aspen Bermuda Limited, a Class 4 insurer, and wholly owned subsidiary of Aspen.
The Bermuda Insurance Act imposes certain notice requirements upon any person that has become, or as a result of a disposition ceased to be, a shareholder controller, and failure to comply with such requirements is an offense punishable by a fine or imprisonment or both. Where the shares of a registered insurer, or the shares of its parent company, are traded on a recognized stock exchange, the required notices must be given to the BMA within 45 days after such person becomes, or as a result of a disposition ceases to be, a shareholder controller. Where neither the shares of a registered insurer nor the shares of its parent company are traded on a recognized stock exchange (i.e., private companies), the required notices must be given to the BMA (1) without objection from the BMA, at least 45 days before such person becomes a shareholder controller and (2) before such person, as a result of a disposition, ceases to be a shareholder controller.
In addition, the BMA may file a notice of objection to any person or entity who has become a controller of any description where it appears that such person or entity is not, or is no longer, fit and proper to be a controller of the registered insurer. Any person or entity who continues to be a controller of any description after having received a notice of objection is guilty of an offense and liable on summary conviction to a fine or imprisonment or both.
The BMA may, in accordance with the Bermuda Insurance Act and in respect of an insurance group, determine whether it is appropriate for it to act as its group supervisor. The BMA has not yet designated ALRe for group supervision; accordingly, our insurance company affiliates are not currently subject to group supervision by the BMA. The BMA may, however, exercise its authority to act as group supervisor for our insurance company affiliates in the future. We cannot predict with any degree of certainty the additional capital requirements, compliance costs or other burdens that such a determination may impose on us and our insurance company affiliates.
European Insurance Regulation. Apollo is considered the parent of certain European insurance companies and insurance intermediaries for purposes of certain European insurance laws. A new European solvency framework and prudential regime for insurers and reinsurers, under the Solvency II Directive 2009/138/EC (“Solvency II”), took effect in full on January 1, 2016. Solvency II is a regulatory regime which imposes economic risk-based solvency requirements across all EU Member States and consists of three pillars: Pillar I-quantitative capital requirements, based on a valuation of the entire balance sheet; Pillar II-qualitative regulatory review, which includes governance, internal controls, enterprise risk management and supervisory review process; and Pillar III-market discipline, which is accomplished through reporting of the insurer’s financial condition to regulators and the public. Solvency II is supplemented by European Commission Delegated Regulation (E.U.) 2015/35 (the “Delegated Regulation”), other European Commission “delegated acts” and binding technical standards, and guidelines issued by the European Insurance and Occupational Pensions Authority (“EIOPA”). The Delegated Regulation sets out detailed requirements for individual insurance and reinsurance undertakings, as well as for groups, based on the overarching provisions of Solvency II, which together make up the core of the single prudential rulebook for insurance and reinsurance undertakings in the EU.
The Insurance Distribution Directive 2016/97 (“IDD”) came into force on October 1, 2018 and replaced the Insurance Mediation Directive 2002/92/EC. It aims to enhance consumer protection when buying insurance and to support competition between insurance distributors by creating a level playing field. In addition, the IDD aims to ensure consistent prudential standards for insurance intermediaries, through enhanced conduct standards, thereby improving consumer protection and effective competition.
Following the implementation of Solvency II and the IDD, regulators may continue to issue guidance and other interpretations of applicable requirements, which could ultimately require our EU insurance company affiliates or our EU insurance intermediary affiliates (respectively) to make adjustments, which could impact their businesses.
Insurers and reinsurers established in a Member State of the EU have the freedom to establish branches in, and provide services to, all European Economic Area (“EEA”) states through “passporting” rights. This right currently applies to the U.K. Regulated Entities (defined below). However, following the U.K. referendum on June 23, 2016 in which a majority of the voting U.K. citizens voted in favor of the U.K. leaving the EU (“Brexit”), the U.K. withdrawal from the EU on March 29, 2019 (unless an extension to this deadline is agreed between the U.K. government and the EU) will lead to a loss of passporting rights for financial institutions in the U.K., except to the extent that any aspect of the regime is preserved in a separate agreement between the EU and the U.K. Following the House of Commons vote on January 15, 2019, rejecting the U.K. government’s withdrawal from the EU and pending agreement on an alternative solution, there remains considerable uncertainty as to exactly when Brexit will take effect; the extent of any transitional period allowing a continuation of passporting; and the ultimate structure of the U.K.’s future relationship in the EU, creating continuing uncertainty as to the full extent to which the businesses of the U.K. Regulated Entities could be adversely affected by Brexit. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Difficult market or economic conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of the investments made by our funds or reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenue, net income and cash flow and adversely affect our financial prospects and condition.”
United Kingdom Insurance Regulation. Apollo is considered the parent of certain insurance company subsidiaries of Catalina and Aspen, including Aspen Insurance U.K. Limited (“Aspen U.K.”), which is domiciled in the United Kingdom and operates branch jurisdictions in Ireland and Switzerland, and Aspen Managing Agency Limited (“AMAL” and together with Aspen U.K., the “U.K. Insurance Entities”). AMAL is a managing agent of Aspen’s Lloyd’s Syndicate Services Limited (“AUSSL”) and Aspen Risk Management Limited (“ARML”), each of which are also domiciled in the United Kingdom (together the “U.K. Intermediary Entities” and together with the U.K. Insurance Entities the “U.K. Regulated Entities”) for purposes of certain U.K.

insurance regulations. The U.K. Insurance Entities are each authorized by the Prudential Regulation Authority (“PRA”) and regulated by both the PRA and the Financial Conduct Authority (“FCA”). The U.K. Intermediary Entities are only authorized and regulated by the FCA. In addition, AMAL is a Lloyd’s managing agent and is therefore also regulated by Lloyd’s, as is AUSSL, which is a Lloyd’s corporate member.
The objectives of the PRA are to promote the safety and soundness of all firms it supervises and to secure an appropriate degree of protection for policyholders. The objectives of the FCA are to ensure customers receive financial services and products that meet their needs, to promote sound financial systems and markets and to ensure that firms are stable and resilient with transparent pricing information, compete effectively, have the interests of their customers and the integrity of the market at the heart of how they run their business. The PRA has responsibility for the prudential regulation of banks and insurers, while the FCA has responsibility for the conduct of business regulation in the wholesale and retail markets. The PRA and the FCA adopt separate methods of assessing regulated firms on a periodic basis. Each of the PRA and FCA apply rules to support their statutory and operational objectives. PRA rules are maintained in a PRA Rulebook, which includes rules for Solvency II insurance firms (and, also, for insurers that do not fall within Solvency II) that closely reflect the provisions of Solvency II, including requirements for Solvency II insurance firms to meet economic risk-based solvency requirements and to adhere to governance and risk management requirements and reporting and disclosure requirements. In addition to Solvency II requirements, the PRA Rulebook contains Fundamental Rules (high-level principles), relating to individuals in senior management and general provisions relating to the supervision of U.K. insurance firms. The FCA Handbook contains rules that concern the conduct of firms including the scope of systems and controls and conduct of business requirements.
Further, as AMAL is regulated by Lloyd’s as a Lloyd’s Managing Agent, it is also subject to the Lloyd’s Minimum Standards, which contain requirements representing the minimum level of performance required by Lloyd’s entities, the Lloyd’s By-Laws and other Lloyd’s rules and requirements (together the “Lloyd’s Rules”). AUSSL, as a Lloyd’s corporate member, is also subject to the Lloyd’s Rules.
In addition, in certain situations, subject to the required application of, as appropriate, the U.K. Covered Agreement, Solvency II and other applicable law and regulation, there may also be scope for elements of group supervision to be exercised by the PRA (or other relevant EEA Member State or non-EEA regulator, such as the BMA).
Under the Financial Services and Markets Act 2000 (the “FSMA”), the prior consent of the PRA and/or FCA, as applicable (depending on the regulated entity), is required, before any person can be become a “controller” or increase its control over any regulated company, including the U.K. Regulated Entities, or over the parent undertaking of any regulated company. No prior approval for reducing control below one of the thresholds referred to below is needed, though notification must still be given to the appropriate regulator of the relevant transaction. In addition, the authorized firm itself is expected to discuss any prospective changes of which it is aware with the appropriate regulator, regardless of whether the controller or the proposed controller proposes to submit a change in control application. A proposed “controller” for the purposes of the PRA controller regime, which is applicable to the U.K. Insurance Entities, is any natural or legal person who holds (either alone or in concert with others) 10% or more of the shares or voting power in the relevant company or its parent undertaking. In respect of increases and decreases, the relevant thresholds are 20%, 30% and 50% or an acquired insurance company becoming (or ceasing to be) a subsidiary undertaking of the acquirer. However, a proposed “controller” for the purposes of the FCA controller regime, which is applicable to the U.K. Intermediary Entities, is any natural or legal person who holds (either alone or in concert with others) 20% or more of the shares or voting power in the relevant company or its parent undertaking. This 20% threshold is the only threshold that is applicable to the Insurance Intermediary Entities. In both cases, the appropriate regulator has 60 working days from the day on which it acknowledges the receipt of a complete notice of control to determine whether to approve the new controller or object to the transaction, although if the regulator requires further information to be provided in order to complete its review this period will be interrupted for up to 30 working days while the regulator is awaiting the provision of that further information. If the approval is given, it may be given unconditionally or subject to conditions. Breach of the requirement to notify the regulator of a decision to acquire or increase control, or of the requirement to obtain approval before completing the relevant control transaction is a criminal offense attracting potentially unlimited fines. The relevant regulator can also seek other remedies, including suspension of voting rights or a forced disposition of shares acquired without prior approval. As a result of the above requirements, direct controllers, and holding companies who indirectly acquire control of the U.K. Regulated Entities are required to apply for PRA and/or FCA approval prior to acquiring such entities. In addition, a similar process also applies for Lloyd’s Managing Agents and Lloyd’s Corporate Members, therefore the acquisition of control of these types of entities will also require separate Lloyd’s approval. The “controller” thresholds for such entities are the same as the thresholds that are applicable to the U.K. Insurance Entities.
Under English law, all companies are restricted from declaring a dividend to their shareholders unless they have “profits available for distribution”. The calculation as to whether a company has sufficient profits is based on its accumulated realized profits minus its accumulated realized losses. U.K. insurance regulatory rules do not prohibit the payment of dividends, but the PRA requires that insurance companies maintain certain solvency margins and may restrict the payment of a dividend by any of the U.K. Insurance Entities.

Irish Insurance Regulation. Apollo is deemed to hold an indirect qualifying holding in (i) Catalina Insurance Ireland DAC, which is Catalina’s wholly-owned Irish subsidiary insurance undertaking, and (ii) Athora Ireland plc, which is a direct wholly-owned subsidiary of ALRe, each of which are authorized and regulated by the Central Bank of Ireland (the “CBI”). In addition, Apollo will be deemed to hold an indirect qualifying holding in Aspen Insurance Ireland Designated Activity Company, which is currently pending authorization by the CBI, and upon such authorization, will be Aspen’s wholly-owned Irish subsidiary.
Pursuant to Solvency II, and related law and regulation of Ireland, in regard to an Irish authorized and regulated insurance undertaking, such as Catalina Insurance Ireland DAC or Aegon Ireland plc, the CBI has broad supervisory and administrative powers. The CBI has power over such matters as scope of authorized activity, standards of solvency, investments, reporting requirements relating to capital structure, ownership, financial condition and general business operations, special reporting and prior approval requirements with respect to certain transactions, reserves for unpaid losses and related matters, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In relevant prescribed scenarios, subject to the required application of, as appropriate, the EU Covered Agreement, Solvency II and other applicable law and regulation, there may also be scope for elements of group supervision to be exercised by the CBI (or other EEA Member State or non-EEA regulator, such as the BMA).
For the purposes of Solvency II, as implemented in Ireland, a “qualifying holding” means a direct or indirect holding in an insurance company which represents 10% or more of the capital or of the voting rights or which makes it possible to exercise a significant influence over the management of the company. With respect to each of Catalina Insurance Ireland DAC and Athora Ireland plc, Solvency II, as implemented in Ireland, prohibits any person from acquiring, directly or indirectly, such a qualifying holding unless: (a) the proposed acquirer has notified the CBI of the acquisition; (b) the CBI has acknowledged receipt of that notification and; (c) either the statutory assessment period in relation to the acquisition has ended and the CBI has not notified the proposed acquirer that it opposes the acquisition, or the CBI has notified the proposed acquirer that it does not oppose the acquisition. If a proposed acquirer purports to complete a proposed acquisition in contravention of the aforementioned, as matter of Irish law: (i) the purported acquisition is not effective to pass title to any share or any other interest; and (ii) any exercise of powers based on the purported acquisition of the holding concerned is void.
Italian Insurance Regulation. Apollo is deemed to be the holder of an indirect qualifying holding in (i) Amissima Assicurazioni S.p.A. and (ii) Amissima Vita S.p.A., which are Italian insurance undertakings, duly authorized and regulated by the Italian insurance regulator (“Istituto per la vigilanza sulle Assicurazioni” or “IVASS”). The two Italian insurance companies belong to the Amissima Italian insurance group, whose parent undertaking is Amissima Holding S.r.l..
Pursuant to Solvency II, as implemented within the Italian legal framework, Italian insurance undertakings (such as Amissima Assicurazioni S.p.A. and Amissima Vita S.p.A.) are subject to extensive supervisory powers of IVASS on a broad array of matters including calculation of technical provisions, own funds requirements, solvency capital requirements, ownership structure, internal governance and organizational requirements, reporting obligations and extraordinary transactions. Moreover, in accordance with the provisions set forth under the EU Covered Agreement, Solvency II and other relevant provisions of law and regulation, supervision at a group level may be exercised by IVASS or by regulator of a EEA or non-EEA State.
With particular regard to the ownership structure of Italian insurance undertakings, in accordance with Solvency II regime, IVASS must authorize, in advance any acquisition of participations in an insurance undertaking amounting to a controlling interest or the acquisition of a qualifying holding; for such purpose, a “qualifying holding” means a direct or indirect holding in an insurance undertaking which represents 10% or more of the capital or of the voting rights or which makes it possible to exercise a significant influence over the management of that undertaking.
IVASS must issue the authorization for acquiring qualifying holdings in Italian insurance companies when the conditions for the sound and prudent management of the undertaking are met. The voting rights and the other rights which make it possible to exercise an influence over the insurance undertaking may not be exercised when they pertain to participations for which the IVASS authorization has not been obtained, or has been suspended or withdrawn, and the participation shall be transferred within the deadline established by IVASS.
IVASS may ask insurance undertakings as well as companies and bodies of any nature which own participations in said undertakings to indicate the names of the holders of participations as they are recorded in the share register. To verify all financial interrelationships between insurance undertakings and their parent companies, subsidiaries and affiliated companies, IVASS may require that such companies produce information and records and make checks.
Portuguese Insurance Regulation. Apollo is deemed to hold an indirect qualifying holding in Seguradoras Unidas, which is authorized and regulated by the Portuguese Insurance Supervisory Authority (Autoridade de Supervisão de Seguros e Fundos de Pensões or the “ASF”).

Pursuant to Solvency II, and Portuguese related laws and regulations applicable to a Portuguese authorized and regulated insurance undertaking, such as Seguradoras Unidas, ASF has broad supervisory and administrative powers over such matters as scope of authorized activity, standards of solvency, investments, reporting requirements relating to capital structure and the existence of shareholders agreements, ownership, pledge over shares, financial condition and general business operations, special reporting and prior approval requirements with respect to certain amendments to Seguradoras Unidas’ bylaws, certain transactions (including but not limited to intra-group transactions which may, in certain cases, be subject to prior approval of ASF), reserves for unpaid losses and related matters, reinsurance, minimum capital and surplus requirements, reimbursement of supplementary capital, dividends and other distributions to shareholders, periodic examinations and other report filings. According to Solvency II and other applicable law and regulation, ASF may also exercise its supervision powers over the Apollo group. In fact, currently, ASF supervision at group level also includes the following Seguradoras Unidas’ holding companies: Calm Eagle Holdings, S.à.r.l (Luxembourg), Calm Eagle Intermediate Holdings, S.à.r.l. (Luxembourg), Calm Eagle Parent Holdings, SCA (Luxembourg) and AP VIII Calm Eagle Holdings, SCA (Luxembourg).
For the purposes of Solvency II, as implemented in Portugal, a “qualifying holding” means a direct or indirect holding in an insurance company which represents 10% or more of the capital or of the voting rights or which makes it possible to exercise a significant influence over the management of the company. With respect to Seguradoras Unidas, Solvency II, as implemented in Portugal, prohibits any person from acquiring, directly or indirectly, such a qualifying holding (or a part of it, to the extent the relevant acquirer becomes the owner of a stake higher than 20%, one third or 50%) unless: (a) the proposed acquirer and seller has notified ASF of the acquisition; (b) ASF has acknowledged receipt of that notification and; (c) either (i) ASF has notified the proposed acquirer that it does not oppose the acquisition or (ii) the statutory assessment period in relation to the acquisition has ended and ASF has not notified the proposed acquirer that it opposes the acquisition. If a proposed acquirer purports to complete a proposed acquisition in contravention of the aforementioned, as a matter of Portuguese law ASF may, without prejudice of other applicable sanctions (including requesting the annulment of the transaction or determining the suspension of the voting rights in the part exceeding the above-mentioned thresholds (20%, one third or 50%)).
Swiss Insurance Regulation. Apollo is considered an indirect qualified participant of Glacier Reinsurance Ltd. (“Glacier Re”) for purposes of certain Swiss insurance laws. As a qualified indirect participant of Glacier Re, a reinsurance company domiciled in Switzerland holding a license for the operation of a reinsurance business in the insurance class C1 “Reinsurance by insurance companies that conduct solely reinsurance business,” Apollo is subject to certain provisions of Swiss insurance supervisory laws and regulations. Glacier Re is subject to regulation and supervision by the Swiss Financial Market Supervisory Authority FINMA (“FINMA”) and compliance with all applicable laws and regulations of Switzerland, including but not limited to the Swiss Federal Act of 17 December 2004 on the Supervision of Insurance Companies (“ISA”), its implementing ordinances as well as circulars and guidelines of FINMA.
Any person who intends to directly or indirectly participate in a Swiss domiciled insurance or reinsurance undertaking is required to notify FINMA of such intent if the participation reaches or exceeds the thresholds of 10%, 20%, 33% or 50% of the capital or voting rights of the insurance or reinsurance undertaking. Similarly, any person who intends to decrease its direct or indirect participation in an insurance undertaking domiciled in Switzerland below the thresholds of 10%, 20%, 33% or 50% of the capital or voting rights or to change the participation in a way that the insurance or reinsurance undertaking is no longer a subsidiary must notify FINMA. Consequently, although indirect shareholders of Glacier Re are not directly supervised by FINMA, an intended change of the qualified direct or indirect participation in Glacier Re may require a notification to FINMA. FINMA may disapprove such change in qualified participation or subject the change to certain conditions, if the nature or scope of the participation potentially jeopardizes the interests of the Swiss domiciled reinsurance company or the insured. Failure to comply with such notification is punishable by a fine of up to CHF 500,000 in case of intent and up to CHF 150,000 in case of negligence. In addition, if a change of persons who directly or indirectly hold a participation of 10% of the capital or voting rights or who may otherwise materially influence the business conduct of Glacier Re has occurred, Glacier Re is required to file a submission to seek for FINMA’s approval of the relevant change of its regulatory business plan under art. 4 para. 2 lit. f ISA (business plan form F) within 14 days upon the occurrence of the event.
Furthermore, a substantial dividend distribution or other form of profit repatriation from Glacier Re to its shareholders may potentially qualify as a change of the regulatory business plan of Glacier Re under art. 4 para. 2 lit. d ISA, if such substantial dividend distribution would be considered as a relevant change of the financial resources and reserves of Glacier Re. Such change of the business plan must be notified to FINMA no later than 14 days after the occurrence of the event and is subject to FINMA’s approval. To this extent, future dividend distributions or other forms of profit repatriation might be subject to FINMA’s approval. Apollo is also considered the parent or qualified participant of Aspen U.K. Aspen U.K. holds a FINMA license for a Swiss branch of a foreign insurance undertaking for its Swiss insurance branch Aspen Insurance UK Limited, London, Zurich Insurance Branch. Furthermore, Aspen U.K. holds a reinsurance branch in Switzerland, Aspen Insurance UK Limited, London, Zurich Branch. A change of a direct or indirect participation in a foreign insurance undertaking (in the present case Aspen U.K.) that holds a Swiss insurance branch license does not, in principle, trigger any Swiss insurance regulatory notification or approval requirements. However, Aspen U.K. might notify FINMA out of courtesy of such changes.

German Insurance Regulation. Apollo is deemed to hold an indirect qualifying holding in German (i) Athora Deutschland Verwaltungs GmbH, (ii) Athora Deutschland Holding GmbH & Co. KG, (iii) Athora Deutschland GmbH, (iv) Athora Lebensversicherung AG and (v) Athora Pensionskasse AG, which are either German regulated insurance undertakings or German insurance holding companies (together the “Regulated German Entities”). The indirect qualifying holding in the Regulated German Entities is attributed to Apollo via its indirect interest in Athora Holding Ltd. (“Athora”), which is the 100% indirect parent company of the Regulated German Entities. The Regulated German Entities are subject to the relevant laws and regulations applicable to insurers or insurance holding companies in Germany which regulate and mandate, among other things, eligibility criteria for investments, policyholder participation in income, accounting principles, corporate governance requirements, regulatory capital, reporting, insurance contracts, insurance distribution requirements, consumer protection laws, data protection requirements (including GDPR) and anti-money-laundering requirements. The Regulated German Entities are subject to supervision by the German Federal Financial Supervisory Authority, Bundesanstalt für Finanzdienstleistungsaufsicht (“BaFin”). BaFin is the central financial regulatory authority for Germany and has wide powers to interpret and execute the insurance supervisory law in Germany, in particular via issuing regulatory ordinances and guidelines as well as orders and decisions with a view to individual insurance undertakings or insurance holding companies.
Pursuant to German regulatory law, the direct or indirect acquisition of a qualified participating interest in a German insurance undertaking or the increase of a qualified participating interest in a German insurance undertaking exceeding certain thresholds is subject to BaFin approval or the expiration of a statutory non-objection period. Generally, indirectly or directly acquiring a 10% or greater capital or voting interest in an insurance undertaking or otherwise obtaining the ability to significantly influence the management of the insurance undertaking is considered a qualified participating interest under German insurance regulatory laws. Laws such as these prevent any person from directly or indirectly acquiring qualified participating interests in any of the German insurance undertakings unless that person has filed a notification requiring specified information with BaFin and has obtained BaFin’s prior approval or waited for the expiration of a statutory non-objection period after having filed a formally complete notification. Since Apollo is holding indirectly a significant interest in the German insurance undertakings the acquisition of an interest in Apollo could qualify as an acquisition of an indirect qualified participating interest in German insurance undertakings on a look through basis.
Additional Insurance Regulated Jurisdictions. Aspen also carries on insurance business in jurisdictions located outside of the EU, U.K., Switzerland and the U.S. through its Jersey-domiciled insurance company subsidiary and its Singapore Lloyd’s service company, the branch locations of Aspen U.K., which operate in Australia, Canada, Singapore, in addition to its European branches located in Ireland and Switzerland and the branch location of AUSSL, which operates in Dubai. The operations of these subsidiaries and branches are subject to the local regulatory and supervisory schemes in the jurisdictions in which they operate, which vary widely from country to country; however, regulators typically grant licenses to operate and control an insurance business in that jurisdiction. In general, insurance regulators in these jurisdictions have the administrative power to supervise the registration of agents, regulation of product features and product approvals, asset allocation, minimum capital requirements, solvency and reserves, policyholder liabilities, and investments. Regulatory authorities may also regulate affiliations with other financial institutions, shareholder structures and may impose restrictions on declaring dividends and the ability to effect certain capital transactions, and many jurisdictions require insurance companies to participate in policyholder protection schemes.
German Banking Regulation. Apollo is deemed to be the holder an indirect qualifying (but not controlling) interest in the German bank Oldenburgische Landesbank AG (“OLB”) and, following the completion of the pending acquisition of Wüstenrot Bank AG Pfandbriefbank (“WRB”) by OLB, also of WRB.
While the holder of a qualifying interest in a bank is not subject to the full scope of European and German financial regulatory supervision, certain limited requirements set out in, among others, the German Banking Act (Kreditwesengesetz) apply. Compliance with these rules is supervised by the German Federal Financial Services Authority (Bundesanstalt für Finanzdienstleistungsaufsicht), the German Central Bank (Deutsche Bundesbank) and the European Central Bank (the “ECB”). Under these requirements, holders of qualifying interest must, among others, (i) make certain notifications to the competent authorities (e.g., of the intention to reduce or increase the interest below or above certain thresholds, of the appointment of new authorized representatives or general partners, and in case control is obtained over certain other EEA regulated entities such as credit institutions or insurance companies), and (ii) maintain certain standards of reliability, transparency (enabling effective supervision), and financial stability.
Noncompliance with the aforementioned requirements may result in, among others, administrative fines or administrative measures such as a prohibition of the intended increase of a qualifying holding, a prohibition to exercise the voting rights in the bank, or mandatory divestment of the qualifying interest.
Slovenian Banking Regulation. Funds managed by Apollo hold a controlling stake in NOVA KREDITNA BANKA MARIBOR d.d. (“NKBM”), a Slovenian banking institution. As such, Apollo is considered to be a holder an indirect qualifying interest in NKBM. NKBM is a significant supervised entity subject to direct supervision of the ECB. Under Regulation (EU) No

575/ 2013 of the European Parliament and of the Council of 26 June 2013 on prudential requirements for credit institutions and investment firms (“CRR”), NKBM is also required to disclose relevant information and data on the consolidated situation at the level of Biser Topco S.a r.l., the indirect sole owner of NKBM (as the EU financial parent holding company).
While Apollo, as a holder of a qualifying interest in NKBM, is not subject to the full scope of the European and the Slovenian financial regulatory supervision, certain limited requirements set out in, among others, the Slovenian Banking Act (Zakon o bančništvu – “ZBan-2”) apply to Apollo. Compliance with these rules is supervised by the Bank of Slovenia (“BSI”) and the ECB. Under these requirements, holders of qualifying interest must make certain notifications to the competent authorities (i) of the intention to reduce the interest such that they would no longer hold a qualifying holding or their holding would fall below the lower limit of the range for which authorization applies, (ii) on any merger or demerger in which they participate, (iii) on any material corporate change, and (iv) on any change which could affect the fulfilment of the requirements with respect to suitability of the qualifying holder.
Qualifying holders must obtain a new authorization to acquire a qualifying holding prior to any further acquisition of shares, directly or indirectly, based on which they would exceed the range to which a previously issued authorization to acquire a qualifying holding relates.
Noncompliance with the aforementioned requirements may result in, among others, administrative fines or administrative measures such as withdrawal of the authorization for the qualifying holding, rejection of a request to obtain or increase a qualifying holding, a prohibition to exercise the voting rights in the bank, a prohibition to exercise any rights from the shares in the bank, or mandatory disposal of the qualifying interest.
Spanish Banking Regulation. Smart Holdco, S. à r.l., an entity wholly-owned by funds managed by Apollo, is the sole shareholder of EVO Banco, S.A. (“EVO Banco”), a bank incorporated under the laws of Spain which, in turn, owns the entire share capital in Evofinance, Establecimiento Financiero de Crédito, S.A. (“Evofinance”), a regulated financial institution, incorporated in Spain and authorized as a consumer finance institution. Both EVO Banco and Evofinance operate under regulations applicable to credit instititions in Spain which, regulations are largely based on EU rules. As such, both EVO Banco and Evofinance are subject to prudential and conduct rules generally in line with banking regulations elsewhere in the EU and are under the supervision of the Bank of Spain and, as far as EVO Banco is concerned, the ECB, which, among other matters, must authorize any direct or indirect transfers of significant holdings in the capital of the aforementioned institutions.
Regulated Entities Outside of the U.S. Apollo Management International LLP (“AMI”), registered in England and Wales, is authorized and regulated by the FCA in the United Kingdom under the FSMA and the rules promulgated thereunder. AMI has permission to engage in certain specified regulated activities, including providing investment advice, undertaking discretionary investment management, trade execution, dealing as agent and arranging deals in relation to certain types of investments. Most aspects of AMI’s investment business are governed by the FSMA and related rules, including sales, research, trading practices, provision of investment advice, corporate finance, regulatory capital, record keeping, approval standards for individuals, anti-money laundering and periodic reporting and settlement procedures. The FCA is responsible for administering these requirements and supervising AMI’s compliance with the FSMA and related rules.
Apollo Credit Management International Limited ("ACMI"), registered in England and Wales, is a subsidiary of Apollo whose primary purpose is to act as a sub-adviser to certain of Apollo's credit funds. As an appointed representative of AMI, ACMI can undertake certain activities that are regulated under the FSMA, including all relevant sub-advisory activities, without a separate FCA authorization.
Apollo Asset Management Europe LLP and its subsidiary Apollo Asset Management Europe PC LLP (together "AAME") are each registered in England and Wales and are authorized and regulated by the FCA in the United Kingdom under the FSMA and the rules promulgated thereunder for the primary purpose of providing a centralized asset management and risk function to European clients in the financial services and insurance sectors. AAME has permission to engage in certain specified regulated activities including providing investment advice, undertaking discretionary investment management and arranging deals in relation to certain types of investment. As is the position for AMI, most aspects of AAME's investment business are governed by the FSMA and related rules, with the FCA responsible for administering those requirements and supervising AAME's compliance with the FSMA and related rules.
Apollo Investment Management Europe LLP (“AIME”), registered in England and Wales, is authorized and regulated by the FCA in the United Kingdom as an alternative investment fund manager, with permission to manage and market alternative investment funds (“AIFs”), such as, among others, certain private equity funds, credit funds and real estate funds. AIME markets and distributes certain EEA AIFs to institutional investors in the EEA and has overall responsibility for risk and portfolio management in relation to those AIFs. The FCA is responsible for supervising AIME’s compliance with the FSMA, in particular with the Alternative Investment Fund Managers Regulations 2013 which were implemented into U.K. law because of the EU Alternative Investment Fund Managers Directive (the “AIFMD”), and related rules. Apollo Investment Management Europe

(Luxembourg) S.à r.l. ("AIME Lux") was incorporated by Apollo in Luxembourg on January 2, 2019 and has received approval from Commission de Surveillance du Secteur Financier ("CSSF") to carry out certain activities regulated by the CSSF (including managing and marketing AIFs), with registration effective from such date. AIME Lux will be subject to the regulatory requirements imposed by the AIFMD, including with respect to conduct of business, regulatory capital, valuations, disclosures and marketing and rules on the structure of remuneration for certain personnel.
AAA is regulated under the Authorized Closed-ended Investment Scheme Rules 2008 issued by the Guernsey Financial Services Commission (“GFSC”) with effect from December 15, 2008 under The Protection of Investors (Bailiwick of Guernsey) Law 1987, as amended (the “New Rules”). AAA is deemed to be an authorized closed-ended investment scheme under the New Rules.
Apollo Advisors (Mauritius) Ltd (“Apollo Mauritius”), one of our subsidiaries, and AION Capital Management Limited (“AION Manager”), one of our joint venture investments, are licensed providers of investment management services in the Republic of Mauritius and are subject to applicable Mauritian securities laws and the oversight of the Financial Services Commission (Mauritius) (the “FSC”). Each of Apollo Mauritius and AION Manager is subject to limited regulatory requirements under the Mauritian Securities Act 2005, Mauritian Financial Services Act 2007 and relevant ancillary regulations, including ongoing reporting and record keeping requirements, anti-money laundering obligations, obligations to ensure that it and its directors, key officers and representatives are fit and proper and requirements to maintain positive shareholders’ equity. The FSC is responsible for administering these requirements and ensuring the compliance of Apollo Mauritius and AION Manager with them. If Apollo Mauritius or AION Manager contravenes any such requirements, such entities and/or their officers or representatives may be subject to a fine, reprimand, prohibition order or other regulatory sanctions.
AGM India Advisors Private Limited is a private company incorporated in India under the Companies Act, 1956 and is regulated by the Ministry of Corporate Affairs. Additionally, since there are foreign investments in the company, AGM India Advisors Private Limited is also subject to the Foreign Exchange Management Act, 1999 (and rules and regulations made thereunder) which falls within the purview of Reserve Bank of India.
Apollo Management Singapore Pte Ltd. was granted a Capital Markets Service License with the Monetary Authority of Singapore in October 2013. In addition, Apollo Capital Management, L.P. is registered with the Securities and Exchange Board of India as a foreign portfolio investor. Investments by Apollo Capital Management, L.P. in any Indian entity will also be subject to the rules and regulations applicable under the Foreign Exchange Management Act, 1999 which falls within the purview of Reserve Bank of India.
ARCION Revitalization Private Limited is a private company incorporated in India under the Companies Act, 2013 and is regulated by the Ministry of Corporate Affairs. ARCION Revitalization Private Limited is registered with the Reserve Bank of India to operate as an asset reconstruction company and is subject to the directions and regulations issued by the Reserve Bank of India in relation to asset reconstruction activities in India. Such regulations and directions primarily stipulate minimum capital requirements, conditions for reconstruction activities, fit and proper governance norms and reporting requirements for such entities. If ARCION Revitalization Private Limited contravenes any such requirements, it and/or its directors (as may be applicable) may be subject to a penalty, prohibition order or other regulatory sanctions. Additionally, since there are foreign investments in the company, ARCION Revitalization Private Limited is also subject to the Foreign Exchange Management Act, 1999 (and rules and regulations made thereunder) which falls within the purview of Reserve Bank of India.
AION India Opportunities Trust is a trust organized in India and registered with the Securities and Exchange Board of India as a Category II Alternative Investment Fund. AION India Opportunities Trust is subject to the regulatory requirements under the Securities and Exchange Board of India Act, 1992 and the regulations issued thereunder governing alternative investment funds in India. Such regulations primarily govern the permitted investment activities, concentration and governance norms and reporting requirements for alternative investment funds. If AION India Opportunities Trust contravenes any such requirements, it (as may be applicable) may be subject to a penalty, prohibition order or other regulatory sanctions. Additionally, since there are foreign investments in the trust, AION India Opportunities Trust is also subject to the Foreign Exchange Management Act, 1999 (and rules and regulations made thereunder) which falls within the purview of Reserve Bank of India.
Apollo Management Hong Kong Limited was granted a Type 1: Dealing in Securities license by the Hong Kong Securities and Futures Commission (“SFC”) in November 2018 and is therefore subject to oversight by the SFC.
Other Regulatory Considerations. Certain of our businesses are subject to compliance with laws and regulations of U.S. Federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to, among other things, the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or reputational damage. Our businesses have operated for many years within a legal framework that requires our being able to monitor and comply with a broad range of legal and regulatory developments that affect our activities.

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
We generally operate without information barriers between our businesses. In an effort to manage possible risks resulting from our decision not to implement these barriers, our compliance personnel maintain a list of issuers for which we have access to material, non-public information and whose securities our funds and investment professionals are not permitted to trade. We could in the future decide that it is advisable to establish information barriers, particularly as our business expands and diversifies. In such event our ability to operate as an integrated platform will be restricted. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our businesses.”
Available Information
Apollo Global Management, LLC is a Delaware limited liability company that was formed on July 3, 2007. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) of the Exchange Act are made available free of charge on or through our website at www.apollo.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. The information on our website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC. The reports and the other documents we file with the SEC are available on the SEC’s website at www.sec.gov.
From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding the Company is routinely posted on and accessible at www.apollo.com.
ITEM 1A. RISK FACTORS
Risks Related to Our Businesses
Poor performance of the funds we manage would cause a decline in our revenue and results of operations, may obligate us to repay performance fees previously paid to us and would adversely affect our ability to raise capital for future funds.
We derive revenues in part from:

•	management fees, which are based generally on the amount of capital committed or invested in our funds;

•	transaction and advisory fees relating to the investments our funds make;

•	performance fees, based on the performance of our funds; and

•	investment income from our investments as general partner.
If a fund performs poorly, we will receive little or no performance fees with regard to the fund and little income or possibly losses from any principal investment in the fund. Furthermore, if, as a result of poor performance of later investments in a fund’s life, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we may be obligated to repay the amount by which performance fees that was previously distributed to us exceeds amounts to which we are ultimately entitled. Our fund investors and potential fund investors continually assess our funds’ performance and our ability to raise capital. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease the capital committed or invested in our funds and ultimately, our management fee income.

We depend on Leon Black, Joshua Harris and Marc Rowan, and other key personnel, including Scott Kleinman and James Zelter, and the loss of their services would have a material adverse effect on us.
The success of our businesses depends on the efforts, judgment and personal reputations of our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, and other key personnel, including Scott Kleinman and James Zelter. Their reputations, expertise in investing, relationships with our fund investors and relationships with members of the business community on whom our funds depend for investment opportunities and financing are each critical elements in operating and expanding our businesses. We believe our performance is strongly correlated to the performance of these individuals. Accordingly, our retention of our Managing Partners and other key personnel is crucial to our success. Our Managing Partners and other key personnel may resign, join our competitors or form a competing firm. If our Managing Partners or other key personnel were to join or form a competitor, some of our fund investors could choose to invest with that competitor, another competitor or not at all, rather than in our funds. The loss of the services of our Managing Partners and other key personnel would have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our Managing Partners or other key personnel. In addition, the loss of two or more of our Managing Partners or certain other key personnel may result in the termination of our role as general partner of certain of our funds and the termination of the commitment periods of certain of our funds. See “—If two or more of our Managing Partners or certain other investment professionals leave our company, the commitment periods of certain of our funds may be terminated, and we may be in default under the governing documents of certain of our funds.”
Changes in the debt financing markets may negatively impact the ability of our funds and their portfolio companies to obtain attractive financing for their investments and may increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income.
In the event that our funds are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, our funds may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the investment income earned by us. Any failure by lenders to provide previously committed financing can also expose us to potential claims by sellers of businesses which our funds may have contracted to purchase. Our funds’ portfolio companies regularly utilize the corporate debt and securitization markets in order to obtain financing for their operations. To the extent that the current credit markets and/or regulatory changes have rendered financing difficult to obtain or more expensive, this may negatively impact the operating performance of such portfolio companies and funds, and lead to lower-yielding investments with respect to such funds and, therefore, the investment returns on our funds. Conversely, certain of the strategies pursued by funds we manage benefit from higher interest rates, and a sustained low interest rate environment may negatively impact expected returns for these funds. In addition, to the extent that the current markets make it difficult or impossible to refinance debt that is maturing in the near term, a relevant portfolio company may face substantial doubt as to its status as a going concern (which may result in an event of default under various agreements) or be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.
Changes in the U.S. political environment and the potential for governmental policy changes and regulatory reform by the Trump administration and the U.S. Congress could negatively impact our business.
Governmental policy changes and regulatory reform could have a material impact on our business. Uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels have introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. New legislative, regulatory or policy changes could significantly impact our business and the business of portfolio companies of funds we manage, as well as the markets in which we compete. In addition, disagreements over the federal budget have led to the shutdown of the U.S. federal government for periods of time and may recur in the future. Each federal shutdown may have a negative impact on the operations and business of certain of our funds’ portfolio companies. To the extent changes in the political environment have a negative impact on us or portfolio companies of funds we manage, or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future.
Difficult market or economic conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of the investments made by our funds or reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenue, net income and cash flow and adversely affect our financial prospects and condition.
Our businesses and the businesses of the companies in which our funds invest are materially affected by conditions in the global financial markets and economic conditions throughout the world, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). Recently, markets have been affected by increases in interest rates in the U.S., uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures, imposition of trade barriers, ongoing trade negotiations with major U.S. trading partners and changes in the U.S. tax regulations. Additionally, operating outside the United States may also expose us to increased compliance risks, as well as higher compliance costs to comply with U.S. and non-U.S. anti-corruption, anti-money laundering and sanctions laws and regulations. These factors are outside our control and may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these conditions.
Volatility in the financial markets can materially hinder the initiation of new, large-sized transactions for our private equity segment and, together with volatility in valuations of equity and debt securities, may adversely impact our operating results. During 2018 the markets experienced a heightened level of volatility, as well as declines in market indices in the fourth quarter. If market conditions deteriorate, our businesses could be affected in different ways. In addition, these events and general economic trends are likely to impact the performance of portfolio companies in many industries, particularly industries that are more affected by changes in consumer demand, such as the packaging, manufacturing, chemical and refining industries, as well as travel and leisure, gaming and real estate industries. The performance of our funds and our performance may be adversely affected to the extent our fund portfolio companies in these industries experience adverse performance or additional pressure due to downward trends. There is also a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs, within a time frame sufficient to match any further decreases in net income or increases in net losses relating to changes in market and economic conditions.
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

•	lower investment returns, reducing performance fees;

•	higher interest rates, which could increase the cost of the debt capital our funds use to acquire companies in our private equity business; and

•	material reductions in the value of our fund investments, affecting our ability to realize performance fees from these investments.
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

In addition, many other economies continue to experience weakness, tighter credit conditions and a decreased availability of foreign capital. Further, there is concern that the favorability of conditions in certain markets may be dependent on continued monetary policy accommodation from central banks, especially the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the European Central Bank (“ECB”). Since the most recent recession, the Federal Reserve has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. The Federal Reserve raised its benchmark interest rate by a quarter of a percentage point in 2016, three quarters of a percentage point in 2017 and one percentage point in 2018, and indicated it may continue raising interest rates in the coming twelve months. Higher interest rates generally impact the investment management industry by making it harder to obtain financing for new investments, refinance existing investments or liquidate debt investments, which can lead to reduced investment returns and missed investment opportunities. Consequently, such increases in interest rates may have an adverse impact on our business.
Changing political environments, regulatory restrictions and changes in government institutions and policies outside of the U.S. could adversely affect our businesses.
Our businesses may be adversely affected by the planned exit of the U.K. from the EU. The U.K. held a referendum on June 23, 2016 at which the electorate voted to leave the EU. On March 29, 2017, the government of the U.K. invoked article 50 of the Treaty on the European Union (which has the effect of formally initiating the withdrawal of the U.K. from the EU) and subsequently entered into withdrawal negotiations with the EU. The Treaty on the European Union provides for a period of up to two years for negotiation of withdrawal arrangements, at the end of which (whether or not agreement has been reached) EU treaties cease to apply to the withdrawing member state unless the European Council, in agreement with the member state concerned, unanimously decides to extend this period. Negotiations between the government of the U.K. and the EU Council began on June 19, 2017. The negotiations resulted in (a) an Agreement on the withdrawal of the U.K. from the EU and (b) a Political Declaration setting out the framework for the future relationship between the EU and the U.K. (together, the "Withdrawal Proposal"). The Withdrawal Proposal was subject to political agreement and ratification and on January 15, 2019, the U.K. Parliament voted to reject the Withdrawal Proposal. It is unclear whether it will be possible for the U.K. Government to obtain further concessions from the EU in order for the U.K. Parliament to vote to approve a revised withdrawal proposal. While there is much that could still happen, including an extension to the exit timeline, inroads to an alternative withdrawal proposal, a change of U.K. Government or even political support for a second referendum, there is a risk that no withdrawal proposal between the U.K. and the EU will be reached concerning the U.K.’s departure from the EU. Notwithstanding any withdrawal proposal that may be put in place, there is likely to be considerable uncertainty as to the position of the U.K. and the arrangement which will apply to its relationships with the EU and other countries following its withdrawal (including in the event that no withdrawal proposal is ratified and the U.K. leaves without agreeing transitional arrangements with the EU, which cannot currently be ruled out). Such positions and anticipated arrangements may be subject to change and/or develop at short notice. This uncertainty may affect other countries in the EU, or elsewhere. Additionally, political parties in several other EU member states have proposed that a similar referendum be held on their country’s membership in the EU. It is unclear whether any other EU member states will hold such referendums, but such referendums could result in one or more other countries leaving the EU or in major reforms being made to the EU or to the eurozone. The nature and extent of the impact of such events on our businesses is difficult to predict but they may adversely affect the operations of the portfolio companies of our funds, the availability of credit and liquidity for our businesses and the return on our funds and their investments. There may be detrimental implications, e.g., for the value of certain of our funds’ investments, their ability to enter into transactions or to value or realize such investments or otherwise to implement their investment program. This may be due to, among other things:

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

•
disruption of the free movement of goods, services (right of establishment), capital, and people between the U.K. and the EU (including the potential loss of passporting rights for financial institutions in the U.K. and for EU financial institutions passporting into the U.K., which broadly facilitates mutual access to markets among EU member states) and the effectiveness of steps taken to mitigate that disruption at the point at which the U.K. leaves the EU;

•	disruption to mutual recognition arrangements between the U.K. and the EU (e.g. cross-border insolvency and other regimes) and access to market infrastructure in other EU regions;

•	changes in the willingness or ability of financial and other counterparties to enter into transactions, or the price at which and terms on which they are prepared to transact; and/or

•	changes in legal and regulatory regimes to which we, our funds, and/or certain of our funds’ assets and portfolio companies are, or become, subject.

Once the position of the U.K. and the arrangements which will apply to its relationships with the EU and other countries have been established, or if the U.K. ceases to be a member of the EU without having agreed on such arrangements or before such arrangements become effective, it is possible that certain of our funds’ investments may need to be restructured to enable their objectives fully to be pursued (e.g. because of a loss of passporting rights for U.K. financial institutions or the failure to put equally effective arrangements in place). This may increase costs or make it more difficult for us to pursue our objectives.
The U.K.’s decision to leave the EU may bring an extended period of uncertainty and regulatory change in the EEA, in the U.K. and in the way in which Apollo is able to operate from the U.K. into the remainder of the EEA (and, vice versa, in relation to any new Apollo entities established and licensed in a remaining EEA territory). This may have an impact on Apollo including the cost of, risk to, manner of conducting, and location of, its European business and its ability to hire and retain key staff in Europe. This may also impact the markets in which Apollo operates; the funds managed or advised by Apollo; Apollo’s fund investors and Apollo’s ability to raise capital from them; and ultimately the returns which may be achieved. In this connection, there can be no guarantee that plans to deal with, or mitigate adverse consequences of, various Brexit outcomes following the U.K.'s departure from the EU will perfectly or efficiently replicate current arrangements available to Apollo while the U.K. is a member of the EU.
Our operating results will most likely continue to be affected by ongoing economic, fiscal, and political conditions in eurozone countries and developments relating to the Euro. The deterioration of the sovereign debt of several eurozone countries together with the risk of contagion to other more stable economies exacerbated the global economic crisis. This situation raised a number of uncertainties regarding the stability and overall standing of the EU. Economic, political or other factors could still result in changes to the composition of the EU and the eurozone and its participating members. The risk that other eurozone countries could be subject to higher borrowing costs and face further deterioration in their economies, together with the risk that some countries could withdraw from the eurozone, could have a negative impact on our funds’ investment activities. A reintroduction of national currencies in one or more eurozone countries or, in more extreme circumstances, the possible dissolution of the EU cannot be ruled out. The departure or risk of departure from the EU by one or more eurozone countries and/or the abandonment of the Euro as a currency could have major negative effects on our business. These potential developments, or market perceptions concerning these and related issues, could adversely affect our businesses.
A decline in the pace of investment in our funds, an increase in the pace of sales of investments in our funds or an increase in the amount of transaction and advisory fees we share with our fund investors would result in our receiving less revenue from fees.
A variety of fees that we earn, such as transaction and advisory fees, are driven in part by the pace at which our funds make investments. Many factors could cause a decline in the pace of investment, including the inability of our investment professionals to identify attractive investment opportunities, competition for such opportunities, decreased availability of capital on attractive terms and our failure to consummate identified investment opportunities because of business, regulatory or legal complexities and adverse developments in the U.S. or global economy or financial markets. Any decline in the pace at which our funds make investments would reduce our transaction and advisory fees and could make it more difficult for us to raise capital. Likewise, during attractive selling environments, our funds may capitalize on increased opportunities to exit investments. Any increase in the pace at which our funds exit investments would reduce transaction and advisory fees. In addition, some of our fund investors have requested, and we expect to continue to receive requests from fund investors, that we share with them a larger portion, or all, of the transaction and advisory fees generated by our funds’ investments. To the extent we accommodate such requests, it would result in a decrease in the amount of fee revenue we could earn. For example, in Fund VIII and Fund IX we agreed that 100% of certain transaction and advisory fees will be shared with the management fee paying investors in the fund through a management fee offset mechanism, whereas the percentage was 68% in Fund VII.
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

We may not be successful in raising new funds or in raising more capital for certain of our existing funds and may face pressure on performance fees and fee arrangements of our future funds.
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
Certain institutional investors have also publicly criticized certain fund fee and expense structures, including management, transaction and advisory fees. The Institutional Limited Partners Association, or “ILPA,” published a set of Private Equity Principles, or the “Principles,” which called for enhanced “alignment of interests” between general partners and limited partners through modifications of some of the terms of fund arrangements, including proposed guidelines for fees and performance fees structures. We provided ILPA our endorsement of the Principles, representing an indication of our general support for the efforts of ILPA. Although we have no obligation to modify any of our fees with respect to our existing funds, we may experience pressure to do so.
In addition, certain institutional investors, including sovereign wealth funds and public pension funds, have demonstrated an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, specialized funds and co-investment vehicles. We also have entered into strategic partnerships with individual investors whereby we manage that investor’s capital across a variety of our products on separately negotiated terms. There can be no assurance that such alternatives will be as profitable to us as traditional investment fund structures, and the impact such a trend could have on our results of operations, if widely implemented, is unclear. Moreover, certain institutional investors are demonstrating a preference to in-source their own investment professionals and to make direct investments in alternative assets without the assistance of investment advisors like us. Such institutional investors may become our competitors and could cease to be our clients. Further, certain investors have implemented or may implement restrictions against investing in certain types of asset classes such as fossil fuels, which would affect our ability to raise new funds focused on those asset classes, such as funds focused on energy or natural resources. Finally, the ability of our funds to raise capital from certain investors may also be adversely impacted as a result of countries implementing certain tax avoidance measures as part of the OECD/G20 Base Erosion and Profit Shifting (BEPS) project if these investors decide to invest on their own or only in funds with similarly situated investors. See “—Some of our funds invest in foreign countries and securities of issuers located outside the U.S., which may involve foreign exchange, political, social, economic and tax uncertainties and risks.”
The failure of our funds to raise capital in sufficient amounts and on satisfactory terms could result in a decrease in AUM, performance fees and/or fee revenue or could result in us being unable to achieve an increase in AUM, performance fees and/or fee revenue, and could have a material adverse effect on our financial condition and results of operations. Similarly, any modification of our existing fee arrangements or the fee structures for new funds could adversely affect our results of operations.
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
We may not have sufficient cash to satisfy general partner obligations to return performance fees if and when they are triggered under the governing agreements with our fund investors.
Performance fees from our private equity funds and certain of our credit and real assets funds is subject to contingent repayment by the general partner if, upon the final distribution, the relevant fund’s general partner has received cumulative performance fees on individual portfolio investments in excess of the amount of performance fees it would be entitled to from the profits calculated for all portfolio investments in the aggregate. Adverse economic conditions may increase the likelihood of triggering these general partner obligations. The Managing Partners, Contributing Partners and certain other investment professionals have personally guaranteed, subject to certain limitations, these general partner obligations. We have agreed to indemnify the Managing Partners and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of certain funds that we manage (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that the Managing Partners and Contributing Partners have contributed or sold to the Apollo Operating Group. To the extent one or more such general partner obligations were to be triggered, we might not have available cash to repay the performance fees and satisfy such obligations, or if applicable, to reimburse the Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay under their guarantees. If we were unable to repay such performance fees, we would be in breach of the relevant governing agreements with our fund investors and could be subject to liability.
The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares and our Preferred shares.
We have presented in this report the returns relating to the historical performance of our private equity, credit and real assets funds. The returns are relevant to us primarily insofar as they are indicative of performance fees we have earned in the past and may earn in the future, our reputation and our ability to raise new funds. The returns of the funds we manage are not, however, directly linked to returns on our Class A shares, our 6.375% Series A Preferred Shares (the “Series A Preferred shares”) or our 6.375% Series B Preferred Shares (the “Series B Preferred shares” and collectively with the Series A Preferred shares, the “Preferred shares”). Therefore, you should not conclude that any continued positive performance of the funds we manage will necessarily result in positive returns on an investment in Class A shares or Preferred shares. However, poor performance of the funds we manage will cause a decline in our revenue from such funds, and would therefore have a negative effect on our performance and the value of our Class A shares and our Preferred shares. An investment in our Class A shares or our Preferred shares is not an investment in any of the Apollo funds.
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
Our funds’ reported net asset values, rates of return and the performance fees we receive are subject to a number of factors beyond our control and are based in large part upon estimates of the fair value of our funds’ investments, which are based on subjective standards that may prove to be incorrect.
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
We include the fair value of illiquid assets in the calculations of net asset values, returns of our funds and our AUM. Furthermore, we recognize performance fees based in part on these estimated fair values. Because these valuations are inherently uncertain, they may fluctuate greatly from period to period. Also, they may vary greatly from the prices that would be obtained if the assets were to be liquidated on the date of the valuation and often do vary greatly from the prices our funds eventually realize. See note 2 to our consolidated financial statements for more detail.
In addition, the values of our funds’ investments in publicly traded assets are subject to significant volatility due to a number of factors beyond our control. These include actual or anticipated fluctuations in the quarterly and annual results of these companies or other companies in their industries, market perceptions concerning the availability of additional securities for sale, general economic, social or political developments, changes in industry conditions or government regulations, changes in management or capital structure and significant acquisitions and dispositions. Because the market prices of these securities can be volatile, the valuation of these assets may change from period to period, and the valuation for any particular period may not be realized at the time of disposition. In addition, because our private equity funds often hold very large amounts of the securities of their portfolio companies, the disposition of these securities often takes place over a long period of time, which can further expose us to volatility risk. Even if our funds hold a quantity of public securities that may be difficult to sell in a single transaction, we do not discount the market price of the security for purposes of our valuations.
If a fund realizes value on an investment that is significantly lower than the value at which it was reflected in a fund’s net asset values, the fund would suffer losses. This could in turn lead to a decline in our management fees and a loss equal to the portion of the performance fees reported in prior periods that was not actually realized upon disposition. These effects could become applicable to a large number of our funds’ investments if our funds’ current valuations differ from future valuations due to market developments or other factors that are beyond our control. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Segment Analysis” for information related to fund activity that is no longer consolidated. If asset values turn out to be materially different than values reflected in fund net asset values, fund investors could lose confidence which could, in turn, result in redemptions from our funds that permit redemptions or difficulties in raising additional capital.
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
Our future growth will depend in part on our ability to maintain an operating platform, infrastructure and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges:

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

Changes to the method of determining the London Interbank Offered Rate (“LIBOR”) or the selection of a replacement for LIBOR may affect the value of investments held by or due to our funds and could affect our results of operations and financial results.
In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop collecting LIBOR rates from banks after 2021. The announcement indicates that LIBOR will not continue to exist on the current basis. We are unable to predict the effect of any changes to LIBOR, the establishment and success of any alternative reference rates, or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the U.K. or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives or other financial instruments or extensions of credit held by or due to us or our funds. Furthermore, a significant number of our funds’ portfolio companies are borrowers of LIBOR-linked debt obligations, such as LIBOR-based credit agreements and floating rate notes, and may be negatively impacted by any changes to LIBOR and the uncertainty relating thereto. As such, LIBOR-related changes could affect our overall results of operations and financial condition.
Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus could result in additional burdens on our businesses.
Overview of Our Regulatory Environment. We are subject to extensive regulation, including periodic examinations, by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of an investment advisor from registration or memberships. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator is small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or fail to gain new investors. These requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our funds and may not necessarily be designed to protect our shareholders. Other regulations, such as those promulgated by the Committee on Foreign Investment in the United States (“CFIUS”), may impair our ability to invest our funds and/or for our funds to realize investments in certain industries. Consequently, these regulations often limit our activities.
Our businesses may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, U.S. Department of Treasury or other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.
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
Dodd-Frank Act

•
The Dodd-Frank Act established the Financial Stability Oversight Council (“FSOC”), which is comprised of representatives of all the major U.S. financial regulators, to act as the financial system’s systemic risk regulator. FSOC has the authority to designate non-bank financial companies as “systemically important” in certain circumstances, including where material financial distress of the company could pose risk to the financial stability of the U.S. Designation as a systemically important non-bank financial company would subject a company to heightened prudential standards and Federal Reserve regulation. In 2016, under the prior administration, the FSOC released an update on its multi-year review of asset management products and activities and created an interagency working group to assess potential risks associated with certain leveraged funds. To date, the FSOC has not designated any investment management firms, including us, as systemically important financial institutions. While we believe it is unlikely that we would be designated as systemically important, if such designation were to occur, we would be subject to significantly increased levels of regulation, including heightened standards relating to capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and being subject to annual stress tests by the Federal Reserve.

•
The Dodd-Frank Act requires many private equity and hedge fund advisers to register with the SEC under the Investment Advisers Act, to maintain extensive records and to file reports if deemed necessary for purposes of systemic risk assessment by certain governmental bodies. As described elsewhere in this Form 10-K, all of the investment advisers of our funds operated in the U.S. are registered as investment advisers either directly or as a “relying advisor” with the SEC.

•
The Dodd-Frank Act amends the Exchange Act to compensate and protect whistleblowers who voluntarily provide original information to the SEC and establishes a fund to be used to pay whistleblowers who will be entitled to receive a payment equal to between 10% and 30% of certain monetary sanctions imposed in a successful government action resulting from the information provided by the whistleblower. A similar whistleblower program was also established with the CFTC under the direction of the Dodd-Frank Act. We expect that these whistleblower programs will result in a significant increase in whistleblower claims across our industry, and investigating such claims could generate significant expenses and take up significant management time, even for frivolous and non-meritorious claims.

Many of these provisions are subject to further rulemaking and to the discretion of regulatory bodies, such as the FSOC, the Federal Reserve and the SEC. The current administration’s legislative agenda may include certain modifications to the Dodd-Frank Act and other potentially deregulatory measures affecting the financial services industry. For example, in May 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”), which amended certain provisions of the Dodd-Frank Act. Some of these provisions are subject to further rulemaking and regulatory discretion. The prospects for further legislative reform are uncertain. As the impact of these rules required by the Dodd-Frank Act and the EGRRCPA will become evident over time, it is not yet possible to predict the ultimate effects that these laws or subsequent implementing regulations and decisions will have on us. Any changes in the regulatory framework applicable to our business may impose additional costs, require attention from our senior management, result in limitations on the conduct of our business, or affect how we compete with other financial services organizations.
Foreign Investment Risk Review Modernization Act (“FIRRMA”) –
In August 2018, the U.S. Congress passed FIRRMA, which included enhancements to the oversight by CFIUS of U.S. cross-border investment. Given our funds’ diverse investor base, these additional restrictions on foreign ownership and investments may delay or prevent transactions that might otherwise be in our funds’ interests. Additionally, FIRRMA provides CFIUS with the authority to review and potentially block both controlling and certain non-controlling investments in critical infrastructure and technology companies and other transactions, which may limit the number of potential buyers for our funds’ investments in various portfolio companies. We may have greater difficulty in realizing value from these portfolio companies through sales to non-U.S. buyers.
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
Regulatory changes in jurisdictions outside of the U.S. could adversely affect our business. Apollo provides investment management services in various jurisdictions around the world. Investment advisers are subject to extensive regulation not only in the U.S., but also in the other countries in which our investment activities occur. In the U.K., we are subject to regulation by the U.K. Financial Conduct Authority. Our other European operations, and our investment activities around the globe, are subject to a variety of regulatory regimes that vary country by country. A failure to comply with the obligations imposed by the regulatory regimes to which we are subject, could result in investigations, sanctions and/or reputational damage.
The EU Alternative Investment Fund Managers Directive (“AIFMD”) came into force on July 22, 2013. The AIFMD imposes significant regulatory requirements on fund managers operating within the EEA, including with respect to conduct of business, regulatory capital, valuations, disclosures and marketing, and rules on the structure of remuneration for certain personnel. Compliance with the AIFMD has also increased the cost and complexity of raising capital for our funds and consequently may also slow the pace of fundraising. Alternative investment funds (i) organized outside of the EEA and (ii) in which interests are marketed to investors who are registered or domiciled in the EEA are also subject to significant compliance requirements. For example, currently such funds may only be marketed in EEA jurisdictions in compliance with certain requirements under the AIFMD, for example, to register the fund for marketing in each relevant jurisdiction and to undertake periodic investor and regulatory reporting. In some countries, additional obligations are imposed: for example, in Germany, marketing of a non-EEA fund also requires the appointment of one or more depositaries (with cost implications for the fund). In order to manage and market EEA alternative investment funds more broadly for and to EEA investors, two new entities have been created: (i) Apollo Investment Management Europe LLP (“AIME”), was incorporated by Apollo in the U.K. on March 31, 2016, and obtained authorization from the FCA on October 28, 2016 to carry out activities regulated by the FCA (including managing and marketing alternative investment funds); and (ii) Apollo Investment Management Europe (Luxembourg) S.à r.l. ("AIME Lux") was incorporated by Apollo in Luxembourg on January 2, 2019 and has received approval from Commission de Surveillance du Secteur Financier ("CSSF") to carry out certain activities regulated by the CSSF (including managing and marketing alternative investment funds), with registration effective from such date. AIME and AIME Lux are or will be subject to significant regulatory requirements imposed by the AIFMD, including with respect to conduct of business, regulatory capital, valuations, disclosures and marketing and rules on the structure of remuneration for certain personnel. From January 2017, certain European fund structures have been managed by AIME and marketed by AIME’s European FCA regulated affiliate, Apollo Management International LLP (“AMI”), as permitted under the AIFMD. Going forward, some European funds may be managed by AIME Lux and marketed by it or its regulated affiliates, as permitted under the AIFMD. The European fund structures are subject to ongoing full compliance with all the requirements of the AIFMD, which include (among other things) investor and regulatory disclosures and reporting; satisfying the competent authority of the robustness of internal arrangements with respect to risk management, in particular liquidity risks and additional operational and counterparty risks associated with short selling; the management and disclosure of conflicts of interest; the fair valuation of assets; and the security of depository/custodial arrangements. Additional requirements and restrictions apply where funds invest in an EEA portfolio company, including restrictions that may impose limits on certain investment and realization strategies, such as dividend recapitalizations and reorganizations. Such rules could potentially impose significant additional costs on the operation of our businesses or investments in the EEA and could limit our operating flexibility within the relevant jurisdictions. Some changes to the AIFMD are yet to come; others are under negotiation; and a wider review has commenced which may lead to further changes possibly leading to increased costs and/or burdens and more limit operational flexibility within the EEA and access to EEA investors.
On January 3, 2018, the EU introduced significant changes to the EU Markets in Financial Instruments Directive (Directive 2004/39/EC) (“MiFID”), in the form of the recast Markets in Financial Instruments Directive (Directive 2014/65/EU) (which, along with its relevant EU delegated and implementing legislation and guidance, is collectively referred as “MiFID II”). The original MiFID, which came into force in 2007, is the foundational piece of legislation for financial services firms operating in the EU. Many aspects of MiFID II imposed significant new organizational, conduct, governance and reporting requirements, including new requirements around the receipt of inducements and the use of soft dollars / dealing commissions, enhanced transaction reporting and post-trade transparency requirements, formal telephone taping and communication recording requirements, and new best execution rules. Further, new rules in MiFID II may restrict the ability of entities domiciled outside of the EU (known as “third-country firms”) to provide services to clients domiciled in the EU. MiFID II includes research unbundling rules requiring firms subject to MiFID II to be charged and pay for research independently of dealing commissions. The U.S. SEC has issued temporary no-action relief that, among other things, enables U.S. broker-dealers, on a temporary basis, to receive research payments from money managers in hard dollars without breaching U.S. federal securities laws, where such payment is necessary for the money manager to comply with MiFID II. If such no-action relief is discontinued or withdrawn, this may limit the ability of Apollo’s U.K. MiFID firms to access research from U.S. broker-dealers. Other changes resulting from MiFID II may have an impact (indirectly) on any entity or client that trades on EU markets or trading venues, or does business with EU-regulated banks or brokers. This may include venue trading requirements for certain categories of shares and derivatives, product banning powers, algorithmic trading restrictions, and enhanced requirements around the provision of direct market access services. Such new compliance requirements on our European operations increase our compliance costs. We may be required to invest significant additional management time and resources as market practice relating to the new requirements continues to settle and if additional regulatory guidance is published. Failure to comply with MiFID II and its implementing provisions, as interpreted from time to time, could have a number of serious consequences, including, but not limited to, sanctions from the relevant regulator, inability to access some markets and liquidity sources and a more limited selection of counterparties and providers from which to source services. Sanctions from regulators can include, but are not limited to, public censure (with related reputational damage), significant fines, remediation and withdrawal of license to operate.
The European Parliament has adopted the Regulation on OTC Derivatives, Central Counterparties and Trade Repositories, known as “EMIR.” EMIR and the implementing rules thereunder have come into force in stages and implement requirements similar to, but not the same as, those in Title VII of the Dodd-Frank Act, in particular requiring reporting of most derivative transactions, record keeping, risk mitigation (in particular mandatory initial and variation margin requirements for uncleared OTC derivative transactions entered into by certain market participants) and centralized clearing of certain OTC derivative transactions entered into by certain market participants. EMIR does not have a direct material impact on Apollo’s non-European funds at present, but (i) it impacts funds managed by Apollo’s AIFMs, and (ii) it affects Apollo’s non-European funds indirectly as a result of its impact on many of the Apollo funds’ counterparties to OTC derivatives. Compliance with the relevant requirements is likely to continue to increase the burdens and costs of doing business.

Regulation (EU) 2017/2402 of the European Parliament and of the Council of 12 December 2017 (the “EU Securitization Regulation”) is a new framework for European securitizations which came into effect January 1, 2019. There is a risk that a non-EU alternative investment fund manager (a “non-EU AIFM”), such as the Company that markets an alternative investment fund in the EU which invests in securitization positions could be caught within scope of certain requirements under the EU Securitization Regulation when investing in such positions. To the extent a non-EU AIFM is within the scope of the EU Securitization Regulation it could only hold a securitization exposure where the originator, sponsor or original lender retains 5% of the securitization. There are certain other requirements with which the non-EU AIFM would also need to comply.
The U.K. has implemented transparency legislation that requires many large businesses to publish their U.K. tax strategies on their websites before the end of each financial year. Apollo’s U.K. business is required to comply with these rules. As part of the requirement, organizations must publish information on tax risk management and governance, tax planning, tax risk appetite and their approach to HMRC. Apollo’s refreshed ‘tax strategy’ is published on our website. During the course of 2017, the U.K. implemented a new corporate criminal offense for the failure to prevent the facilitation of tax evasion. The scope of the law and guidance is extremely wide and covers tax evasion committed both in the U.K. and abroad and so could have a global impact for Apollo’s businesses. Criminal liability can be mitigated where a relevant business has proportionate policies and procedures in place to manage the risk. These changes illustrate an evolving approach from HMRC and bring tax matters further into the public domain. As such, tax matters may now be seen to pose a greater reputational risk to the business.
Additional laws and regulations will come into force in the EU in coming years. In addition, pan-EU and European national regulators may also issue extra-statutory guidance. These are expected to (or in the case of new guidance, could) have an impact on Apollo including the costs of, risk to and manner of conducting its business; the markets in which Apollo operates; the assets managed or advised by Apollo; Apollo’s ability to raise capital from investors; and ultimately there may be an impact on the returns which can be achieved. Examples include requirements under the new regulation relating to securities financing transactions (including recently finalized reporting requirements); further changes to or reviews of the extent and interpretation of pay regulation (which may have an impact on the retention and recruitment of key personnel); proposals relating to re-designing the prudential rules applicable to EU investment firms and potentially changes to existing rules in the interim (covering, e.g., revised pay regulation and disclosure requirements and changes to regulatory capital, liquidity, and governance rules); proposals for enhanced regulation of loan origination, servicing of credit agreements and the secondary loan markets; and significant focus on entities considered to be “shadow banks.” In the U.K., there will be additional changes (effective in 2019) to the rules concerning the approval of certain Apollo U.K. professionals to work in the regulated financial services sector. Assessing the impact and implementing these new rules may create additional compliance burden and cost for Apollo. Regulations affecting specific investor types, such as insurance companies, may impact their businesses; their ability to invest and the assets in which they are permitted to invest; and the requirements which their investments place on us, such as extensive disclosure and reporting obligations. The regulation of some institutions has an effect on their ability and willingness to extend credit and the costs of credit. This has, and is likely to continue to have, an impact on the price and availability of credit. Changes to the regulation of benchmarks, such as LIBOR, may affect the way in which those benchmarks are calculated, with commercial implications, including on the stability of the benchmark and returns.
Recent changes to regulations regarding derivatives and commodity interest transactions could adversely impact various aspects of our business. Derivatives rules and regulations promulgated under the Dodd-Frank Act have become effective over time and comprehensively regulate the “over the counter” (“OTC”) derivatives markets. The Dodd-Frank Act and the regulations promulgated thereunder require mandatory clearing and execution on a swap execution facility of certain swaps and derivative transactions (including formerly unregulated OTC derivatives). The CFTC currently requires that certain interest rate and credit default index swaps be centrally cleared and executed through a swap execution facility. Additional standardized swap contracts are expected to be subject to the clearing and execution requirements in the future. OTC derivatives submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as margin requirements imposed by the clearing brokers. For swaps that are cleared through a clearinghouse, the funds face the clearinghouse as legal counterparty and are exposed to clearinghouse performance and credit risks. Clearinghouse collateral requirements may differ from and be greater than the collateral terms negotiated with derivatives counterparties in the OTC market. Such increased collateral requirements may increase a fund’s cost in entering into certain products and impact its ability to pursue certain investment strategies. Moreover, OTC derivative dealers are also required to post margin to the clearinghouses through which their customers’ trades are cleared, instead of using such margin in their operations. This will increase the OTC derivative dealers’ costs and such increased costs are expected to be passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and possibly new or increased fees. In addition, our derivatives and commodity interest transactions may be subject to similar laws and regulations imposed by non-U.S. jurisdictions and regulators, which may further increase such costs.
OTC trades not cleared through a registered clearinghouse may not be subject to the protections afforded to participants in cleared swaps (for example, centralized counterparty, customer asset segregation and clearinghouse-imposed margin requirements). The CFTC and various prudential regulators’ final rules on margin requirements for certain uncleared swaps recently went into effect. The final rules generally require banks and dealers, subject to thresholds and certain limited exemptions, to collect and post margin in respect of uncleared swaps. Variation margin requirements for uncleared swaps became effective in 2017, and initial margin requirements for uncleared swaps are expected to phase in through 2020, depending on the aggregate notional amount of over-the-counter swaps traded by a fund. These newly adopted rules on margin requirements for uncleared swaps could adversely affect our businesses, including our ability to enter such swaps or our available liquidity. Although the Dodd-Frank Act includes limited exemptions from the clearing and margin requirements for so-called “end-users,” our funds and portfolio companies may not be able to rely on such exemptions.
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
Effective 2019, the Federal Reserve, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency have issued regulations, which impose requirements on certain financial contracts of global systemically important banking organizations (“G-SIBs”) to expressly recognize limits on the exercise of default remedies (such as temporary suspension and transfer) by their trading counterparties in the event such G-SIB enters into insolvency proceedings. Regulators in other G20 jurisdictions have implemented, or are in the process of implementing, similar rules regarding the recognition of the application of temporary stay or overrides of certain termination rights under the relevant home-country special resolution regime. These regulations aim to achieve the same policy goal of an orderly resolution of systemically important financial institutions in the event of insolvency. The application of such regulations could adversely impact the exercise of the funds’ contractual rights in the event of an insolvency of a G-SIB trading counterparty.
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
The U.S. Risk Retention Rules became effective December 24, 2016. Thus, to the extent they continue to remain in effect, any CLO issued after such date is required to satisfy the U.S. Risk Retention Rules, and any existing CLO issued prior to December 24, 2016 may be structured to satisfy the U.S. Risk Retention Rules to facilitate the later refinancing, re-pricing or material amendment thereof. The EU Risk Retention rules became effective January 1, 2011.
On February 9, 2018, the United States Court of Appeals for the District of Columbia (the “DC Circuit Court”) ruled in favor of an appeal brought by the Loan Syndications and Trading Association (the “LSTA”) from a district court (“District Court”) ruling granting summary judgment to the SEC and the Board of Governors of the Federal Reserve System on the issue of whether the U.S. Risk Retention Rules apply to collateral managers of “open market” CLOs under Section 941 of the Dodd-Frank Act (the “DC Circuit Court Decision”). The District Court entered summary judgment in favor of the LSTA on April 5, 2018. As of the date hereof, CLO managers of “open-market CLOs” (as defined in the DC Circuit Court Decision) will no longer be required to comply with the U.S. Risk Retention Rules. It should be noted, however, that the DC Circuit Court Decision would not apply with respect to any “balance sheet CLOs” (such as middle market CLOs).
The Risk Retention Rules have caused, and are expected to continue to cause, significant changes to the CLO business generally, and to our CLO business specifically. In connection with the Risk Retention Rules, we established Redding Ridge, which manages CLOs and retains the required risk retention interests. Investors in Redding Ridge include certain of our affiliates as well as accounts and/or funds managed by our affiliates. There can be no assurance that the applicable governmental authorities will agree that Redding Ridge or any CLO it manages will satisfy the requirements of the Risk Retention Rules, which could have an adverse effect on us and/or Redding Ridge.
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
Given that the DC Circuit Court Decision discussed above would not apply with respect to any “balance sheet CLOs” (such as middle market CLOs) undertaken by us or Redding Ridge, such “balance sheet CLOs” would remain subject to the requirements of the U.S. Risk Retention Rules. In addition, the DC Circuit Court Decision would have no applicability with respect to compliance with the EU Risk Retention rules, which continue to remain in effect. Thus, to the extent that we or Redding Ridge were managing a U.S. CLO that was structured to comply with the EU Risk Retention rules (which is done to expand the potential universe of investors for such U.S. CLO) or an European CLO, then we or Redding Ridge, as applicable, would continue to have to comply with the EU Risk Retention rules. Finally, the DC Circuit Court decision would not impact any letter or other contractual agreements (“Risk Retention Undertakings”) that we or Redding Ridge may have or will in the future enter into with investors or other third parties designed to ensure such CLOs comply with the Risk Retention Rules. Depending on the terms of such Risk Retention Undertakings, there may be an ongoing obligation to continue to comply with the U.S. Risk Retention Rules for some period, which if breached could result in claims by investors or third parties.
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
No assurance can be given as to whether the Risk Retention Rules will have a future material adverse effect on our business. The Risk Retention Rules also may have an adverse effect on the leveraged loan market generally, which may adversely affect our CLO management business or the CLO management business of Redding Ridge. As a result of the launch of Redding Ridge, it is less likely that we will manage new CLOs.
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
Certain other exemptions require monitoring of ongoing compliance with the applicable requirements throughout the life of the applicable fund. For example, with respect to certain of our funds we rely on the so-called “de minimis” exemption from commodity pool operator registration, codified in CFTC Rule 4.13(a)(3). If any of those funds cease to qualify for this (or another applicable) exemption, certain Apollo entities associated with and/or affiliated with those funds will be required to register with the CFTC as commodity pool operators. This exemption requires that the amount of commodities interest positions in the applicable commodity pool remain below specified thresholds; in the event that those thresholds are crossed, registration is required and the commodity pool operator may be out of compliance with the applicable regulations until registration is complete. Several Apollo entities are already registered with the CFTC as commodity pool operators. However, registration entails several potentially costly and time-consuming requirements, including, without limitation, membership with the National Futures Association, a self-regulatory organization for the U.S. derivatives industry, and compliance with the regulatory framework applicable to registered commodity pool operators. Certain of our investment management entities are registered as a commodity pool operator. The increased costs associated with such registration may affect the manner in which the funds managed by such investment management entity conducts its business and may adversely affect such fund’s and our profitability. If for any reason any of these exemptions were to become unavailable to us, we could become subject to regulatory action, third-party claims or be required to register under certain regulatory regimes, and our businesses could be materially and adversely affected. See, for example, “—Risks Related to Our Organization and Structure-If we were deemed an investment company under the Investment Company Act, applicable restrictions could make it impractical for us to continue our businesses as contemplated and could have a material adverse effect on our businesses and the price of our Class A shares and our Preferred shares.”
Regulatory environment of our funds and portfolio companies of our funds. The regulatory environment in which our funds and portfolio companies of our funds operate may affect our businesses. Certain laws, such as environmental laws, insurance regulations, gaming laws, takeover laws, anti-bribery and other anti-corruption laws, sanctions laws, escheat or abandoned property laws, CIFIUS review and antitrust laws, may impose requirements on us, our funds and portfolio companies of our funds. For example, certain of our funds or vehicles may invest in the manufacturing sector, natural resources industry or own real assets where environmental laws, regulations and regulatory initiatives and various zoning laws can play a significant role and can have a substantial effect on investments in the industry. Such investments or assets may increase our exposure to regulatory compliance expense and risk of liability under environmental laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages. In addition, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of acquisition. Even in cases where our funds are indemnified by a seller against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller or its insurers to satisfy such indemnities or our ability to achieve enforcement of such indemnities. Additionally, changes in antitrust laws or the enforcement of antitrust laws could affect the level of mergers and acquisitions activity, and changes in state laws may limit investment activities of state pension plans. See for additional examples “—Insurance regulation” and “U.S. and foreign anti-corruption, sanctions and export control laws applicable to us and our funds and portfolio companies create the potential for significant liabilities and penalties and reputational harm.” See “Item 1. Business-Regulatory and Compliance Matters” for a further discussion of the regulatory environment in which we conduct our businesses.
Certain of the funds and accounts we manage or advise as well as certain of our funds’ portfolio companies that engage in originating, lending and/or servicing loans may be subject to state and federal regulation, borrower disclosure requirements, limits on fees and interest rates on some loans, state lender licensing requirements and other regulatory requirements in the conduct of their business. These funds and accounts may also be subject to consumer disclosures and substantive requirements on consumer loan terms and other federal regulatory requirements applicable to consumer lending that are administered by the Consumer Financial Protection Bureau. These state and federal regulatory programs are designed to protect borrowers. For example, OneMain’s subsidiaries include consumer finance companies operating in the U.S. The consumer finance business is subject to federal and state laws, and failure to comply with applicable laws and regulations could result in regulatory actions, including substantial fines or penalties, lawsuits and damage to our reputation. In addition, certain of the states in which OneMain is licensed to originate loans have laws or regulations which require regulatory approval for the acquisition of “control” of regulated entities. Therefore, any person acquiring directly or indirectly 10% or more of a licensed entity’s common stock may need the prior approval of licensing regulators, or a determination from such regulators that “control” has not been acquired, which could significantly delay or otherwise impede our ability to complete a transaction.
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
Our funds along with their affiliates may obtain a controlling interest (e.g., 80% or more voting control) in certain portfolio companies which may impose risks of liability to such funds under ERISA for a portfolio company’s underfunded pension plans, including withdrawal liability under any multiemployer plans in which such portfolio company contributes or previously contributed. Such liabilities might arise if any fund (or its general partner or management company, on behalf of such fund) were deemed to be engaged in a “trade or business” under ERISA. The determination of whether an investment fund is engaged in a trade or business under ERISA is uncertain and could depend upon which U.S. Federal Circuit has jurisdiction over the matter. At least one Circuit Court has held that an investment fund was in a “trade or business” for this purpose. Activities that may indicate the existence of a trade or business rather than a passive investment include, but are not limited to, involvement in the management of a portfolio company’s operations, exercising authority with respect to the hiring, termination and compensation of such portfolio company’s employees and agents and receiving fees or other compensation that offset the management fee for services provided to such portfolio company by the relevant fund manager or its affiliates. If any of our funds (along with its affiliates) were treated as engaged in a trade or business for purposes of ERISA and own together with related funds, 80% or more voting control of a portfolio company, then that fund (and certain affiliates of such fund in the same ERISA controlled group (e.g., other controlled portfolio companies)) could be jointly and severally liable to satisfy the liabilities of a specific portfolio company to an ERISA pension plan (i.e., one of our funds might suffer a loss that is greater than its actual investment in a specific portfolio company to the extent that such portfolio company becomes insolvent and is unable to satisfy its own obligations). It should be noted that the test as to whether a fund is engaged in a trade or business for purposes of ERISA may not necessarily be the same as the test that would be used for U.S. Federal income tax purposes.
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
Regulatory environment for control persons. We could become jointly and severally liable for all or part of fines imposed on portfolio companies of our funds or be fined directly for violations committed by portfolio companies, and such fines imposed directly on us could be greater than those imposed on the portfolio company. The fact that we or one of our funds exercises control or exerts influence (or merely has the ability to exercise control or exert influence) over a company may impose risks of liability (including under various theories of parental liability and piercing the corporate veil doctrines) to us and our funds for, among other things, environmental damage, product defects, employee benefits (including pension and other fringe benefits), failure to supervise management, violation of laws and governmental regulations (including securities laws, anti-trust laws, employment laws, and anti-bribery and other anti-corruption laws) and other types of liability for which the limited liability characteristic of business ownership and the relevant fund itself (and the limited liability structures that may be utilized by such fund in connection with its ownership of our portfolio companies or otherwise) may be ignored or pierced, as if such limited liability characteristics or structures did not exist for purposes of the application of such laws, rules regulations and court decisions. Under certain circumstances, we could also be held liable under federal securities or state common law for statements made by or on behalf of portfolio companies of our funds. These risks of liability may arise pursuant to U.S. and non-U.S. laws, rules, regulations, court decisions or otherwise (including the laws, rules, regulations and court decisions that apply in jurisdictions in which our funds’ portfolio companies or their subsidiaries are organized, headquartered or conduct business). Such liabilities may also arise to the extent that any such laws, rules, regulations or court decisions are interpreted or applied in a manner that imposes liability on all persons that stand to economically benefit (directly or indirectly) from ownership of portfolio companies, even if such persons do not exercise control or otherwise exert influence over such portfolio companies (e.g., limited partners). Lawmakers, regulators and plaintiffs have recently made (and may continue to make) claims along the lines of the foregoing, some of which have been successful. If these liabilities were to arise with respect to any of our funds or portfolio companies of our funds, the fund or portfolio company might suffer significant losses and incur significant liabilities and obligations that may, in turn, affect our results of operations. The possession or exercise of control or influence over a portfolio company could expose our assets and those of our relevant fund, its partners, general partner, management company and their respective affiliates to claims by such portfolio company, its security holders and its creditors and regulatory authorities or other bodies. While we intend to manage our operations to minimize exposure to these risks, the possibility of successful claims cannot be precluded, nor can there be any assurance to whether such laws, rules, regulations and court decisions will be expanded or otherwise applied in a manner that is adverse to us. Moreover, it is possible that, when evaluating a potential portfolio investment, we, as manager of our funds, funds may choose not to pursue or consummate such portfolio investment, if any of the foregoing risks may create liabilities or other obligations for us, any of our funds or any of their respective affiliates.
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

We are subject to insurance holding company system laws and regulations in the states of domicile of certain insurance companies for which we are (or, with respect to certain pending transactions, will be) deemed to be a control person for purposes of such laws. Specifically, under state insurance laws, we are deemed to be the ultimate parent of (i) Athene Holding’s insurance company subsidiaries, which are domiciled in Delaware, Iowa and New York, (ii) Catalina’s insurance company subsidiaries, which are domiciled in California, Colorado, Connecticut, the District of Columbia and New York, (iii) OneMain’s insurance company subsidiaries, which are domiciled in Indiana and Texas, (iv) Venerable’s insurance subsidiary, which is domiciled in Iowa, (v) LifePoint’s health maintenance organization subsidiary, which is domiciled in Michigan and (vi) Aspen’s insurance company subsidiaries domiciled in North Dakota and Texas for purposes of such laws. Each of California, Colorado, Connecticut, Delaware, the District of Columbia, Indiana, Iowa, Michigan, New York, North Dakota and Texas is a “Domiciliary State”.
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
Internationally, the International Association of Insurance Supervisors (the “IAIS”) is in the process of adopting a framework for the “group wide” supervision of internationally active insurance groups, including the development of a risk-based global insurance capital standard (“ICS”). The current version of the ICS is in the extended field testing stage. When field testing is completed in 2019, the ICS will be implemented in the following two phases: In the first phase, which will last for five years and which is referred to as the “monitoring period,” the ICS will be used for confidential reporting to group-wide supervisors and discussion in supervisory colleges, and the ICS will not be used as a prescribed capital requirement. After the monitoring period, the ICS will be implemented as a group-wide prescribed capital standard. In addition, in the U.S., the NAIC and the Federal Reserve Board are developing an aggregation method for a group capital calculation. The NAIC has stated that the group capital calculation will be a regulatory tool and will not constitute a requirement or standard; however, it is currently expected that the calculation methodology will incorporate existing risk-based capital concepts. In the U.S., the NAIC has promulgated additional amendments to its insurance holding company system model law that address “group wide” supervision of internationally active insurance groups. To date, each of the Domiciliary States (except for Colorado, the District of Columbia, Michigan and New York) has adopted a form of these provisions. The NAIC has made these amendments to the insurance holding company system model law a part of its accreditation standards for state solvency regulation beginning January 1, 2020, which is likely to motivate the remaining Domiciliary States to adopt the amendments. We cannot predict with any degree of certainty the additional capital requirements, compliance costs or other burdens these requirements may impose on us and our insurance company affiliates.
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
In addition, the Dodd-Frank Act authorized the Treasury Secretary and the Office of the U.S. Trade Representative to negotiate covered agreements. A covered agreement is an agreement between the U.S. and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. Pursuant to this authority, in September 2017, the U.S. and the EU signed a covered agreement (the “EU Covered Agreement”) to address, among other things, group supervision and reinsurance collateral requirements. In addition, on December 11, 2018, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative announced their intent to sign a Bilateral Agreement between the U.S. and the U.K. on Prudential Measures Regarding Insurance and Reinsurance in anticipation of the U.K.’s exit from the EU in March 2019 (the “U.K. Covered Agreement”). The U.K. Covered Agreement is subject to a 90-day notification period to the U.S. Congress before it can be signed and come into effect. The NAIC is currently working to adopt amendments to the Credit for Reinsurance Model Law and Regulation to conform to the requirements of the EU Covered Agreement and U.K. Covered Agreement. The reinsurance collateral provisions of the EU Covered Agreement and the U.K. Covered Agreement may increase competition, in particular with respect to pricing for reinsurance transactions, by lowering the cost at which competitors of reinsurance subsidiaries of companies of which Apollo may be deemed to be the ultimate parent pursuant to applicable insurance laws, such as Athene Life Re Ltd. (“ALRe”), are able to provide reinsurance to U.S. insurers. We cannot predict with any degree of certainty what impact this increased competition will have on the business of such reinsurance subsidiaries, whether the EU Covered Agreement will be implemented or what the impact of such implementation will be on Apollo.
As the ultimate parent of the general partner or manager of certain shareholders of Athene Holding, we are subject to certain insurance laws and regulations in Bermuda, where Apollo is considered a “shareholder controller” of (a) ALRe, a Bermuda Class E insurance company and a wholly owned subsidiary of Athene Holding, a company listed on the New York Stock Exchange, (b) Athora Life Re Ltd., a Bermuda Class E insurance company and a wholly owned subsidiary of Athora Holding Ltd., a Bermuda private company, (c) Catalina General Insurance Ltd, a Bermuda Class 3A and Class C insurer and a wholly owned subsidiary of Catalina Holding (Bermuda) Ltd., and (d) Aspen Bermuda Limited, a Class 4 insurer and a wholly-owned subsidiary of Aspen. Each of ALRe, Athora Life Re Ltd., Catalina General Insurance Ltd and Aspen Bermuda Limited is subject to regulation and supervision by the BMA and compliance with all applicable Bermuda law and Bermuda insurance statutes and regulations, including but not limited to the Bermuda Insurance Act. Under the Bermuda Insurance Act, the BMA maintains supervision over the “controllers” of all registered insurers in Bermuda. For these purposes, a “controller” includes a shareholder controller (as defined in the Bermuda Insurance Act). The Bermuda Insurance Act imposes certain notice requirements upon any person that has become, or as a result of a disposition ceased to be, a shareholder controller, and failure to comply with such requirements is punishable by a fine or imprisonment or both. In addition, the BMA may file a notice of objection to any person or entity who has become a controller of any description where it appears that such person or entity is not, or is no longer, fit and proper to be a controller of the registered insurer, and such person or entity can be subject to fines or imprisonment or both. These laws may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of controllers of Bermuda insurers.
In addition, for purposes of insurance laws Apollo is considered to be the parent of certain European insurance companies domiciled in Belgium, Germany, Ireland, Italy, Switzerland and the U.K. See “Business-Regulatory and Compliance Matters.” These laws and regulations may discourage potential acquisition offers and may delay, deter or prevent the acquisition of qualifying holdings as these affect insurance undertakings in such countries.
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

U.S. and foreign anti-corruption, sanctions and export control laws applicable to us and our funds and portfolio companies create the potential for significant liabilities and penalties and reputational harm.
We are subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the U.S. Foreign Corrupt Practices Act (“FCPA”), as well as trade sanctions and export control laws administered by the Office of Foreign Assets Control, or OFAC, the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign governments and their employees and political parties, and requires public companies in the U.S. to keep books and records that accurately and fairly reflect their transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various export control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations relate to a number of aspects of our businesses, including servicing existing fund investors, finding new fund investors, and sourcing new investments, as well as activities by the portfolio companies of our funds. In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the U.K. has significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure compliance by us and our personnel with the FCPA and other applicable anti-bribery laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anticorruption laws or anti-bribery laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and/or financial position.
In addition, we may also be adversely affected if there is misconduct by personnel of portfolio companies in which our funds invest. For example, failures by personnel at our funds’ portfolio companies to comply with anti-bribery or trade sanctions requirements could cause significant reputational and business harm to us. Such misconduct may undermine our due diligence efforts with respect to such portfolio companies and could negatively affect the valuations of a fund’s investments.
The SEC, the Financial Industry Regulatory Authority (“FINRA”), as well as certain U.S. states, localities, and public instrumentalities, have adopted ‘‘pay-to-play’’ laws, rules, regulations and/or policies which restrict the political activities of investment managers that seek investment from or manage funds on behalf of state and local government entities. Such restrictions can include limits on the ability of the managers covered investment advisors, certain covered employees of the advisor or covered political action committees controlled by the advisor or its employees to make political contributions to or fundraise for certain state and local candidates, officials, and political organizations, as well as obligations to make regular disclosures about such political activities to federal, state, or local regulators. In addition, many pay-to-play regimes (including the SEC pay-to-play rule for investment advisors) impute the personal political activities of certain executives and employees, and in some instances their spouses and family members, to the covered advisor for purposes of potential pay-to-play liability. Violation of pay-to-play laws can lead to the loss of management fees, rescission of current commitments to our funds, and a loss of future investment opportunities, and issues involving pay-to-play violations and alleged pay-to-play violations often receive substantial media coverage. Any failure on our part or a party acting on our behalf to comply with applicable pay-to-play laws, regulations or policies could expose us to significant penalties and reputational damage, and could have a material adverse impact on us.
The Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRA”) expanded the scope of U.S. sanctions against Iran. Notably, ITRA generally prohibits foreign entities that are majority owned or controlled by U.S. persons from engaging in transactions with Iran. This restriction was alleviated by the Joint Comprehensive Plan of Action (the “JCPOA”), which was implemented on January 16, 2016 and authorized foreign entities with U.S. ownership to engage in certain Iran-related transactions under OFAC’s General License H. However, on November 4, 2018, the JCPOA and General License H were terminated by the U.S. government, reverting to pre-JCPOA restrictions for U.S.-owned foreign entities. In addition, Section 219 of ITRA amended the Exchange Act to require public reporting companies to disclose in their annual or quarterly reports certain dealings or transactions the company or its affiliates engaged in during the previous reporting period involving Iran or other individuals and entities targeted by certain OFAC sanctions. In some cases, ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law or were conducted outside of the U.S. by a non-U.S. entity. Companies that may be considered our affiliates have publicly filed and/or provided to us the disclosures reproduced in each of the Company’s Annual Reports on Form 10-K filed on March 3, 2014 and March 1, 2013 and the Company’s Quarterly Report on Form 10-Q filed on November 12, 2013. We have not independently verified or participated in the preparation of these disclosures. We are required to separately file, concurrently with our annual report, a notice that such activities have been disclosed in our annual report. The SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. Disclosure of such activity, even if such activity is not subject to penalties or sanctions under applicable law, and any penalties or sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.

Differences between U.S. and foreign anti-corruption, sanctions and export control laws increase the risks and complexities of compliance, and sometimes present actual conflicts of law (especially in the sanctions area). If we fail to comply with this multitude of laws and regulations, even where conflicts of law arise, we could be exposed to claims for damages, civil or criminal penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could negatively affect our businesses, operating results and financial condition. In addition, depending on the circumstances, we could be subject to liability for violations of applicable anti-corruption, sanctions or export control laws committed by companies in which we or our funds invest or which we or our funds acquire.
A portion of our revenues, earnings and cash flow is highly variable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis, and we do not intend to regularly provide comprehensive earnings guidance, which may cause the price of our Class A shares and our Preferred shares to be volatile.
A portion of our revenues, earnings and cash flow is highly variable, primarily due to the fact that performance fees from our private equity funds and certain of our credit and real assets funds, which constitutes the largest portion of income from our combined businesses, and the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. In addition, the investment returns of most of our funds are volatile. We may also experience fluctuations in our results from quarter to quarter and year to year due to a number of other factors, including changes in the values of our funds’ investments, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Our future results will also be significantly dependent on the success of our larger funds (e.g., Fund VIII and Fund IX), changes in the value of which may result in fluctuations in our results. In addition, performance fees from our private equity funds and certain of our credit and real assets funds is subject to contingent repayment by the general partner if, upon the final distribution, the relevant fund’s general partner has received cumulative performance fees on individual portfolio investments in excess of the amount of performance fees it would be entitled to from the profits calculated for all portfolio investments in the aggregate. See “—Poor performance of our funds would cause a decline in our revenue and results of operations, may obligate us to repay performance fees previously paid to us and would adversely affect our ability to raise capital for future funds.” Such variability may lead to volatility in the trading price of our Class A shares and our Preferred shares and cause our results for a particular period not to be indicative of our performance in a future period. It may be difficult for us to achieve steady growth in earnings and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the price of our Class A shares and our Preferred shares or increased volatility in the price of our Class A shares and our Preferred shares in general.
The timing of performance fees generated by our funds is uncertain and will contribute to the volatility of our results. Performance fees depends on our funds’ performance. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value or other proceeds of an investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before any profits can be realized in cash or other proceeds. We cannot predict when, or if, any realization of investments will occur. Generally, with respect to our private equity funds, although we recognize performance fees on an accrual basis, we receive private equity performance fees payments only upon disposition of an investment by the relevant fund, which contributes to the volatility of our cash flow. If our funds were to have a realization event in a particular quarter or year, it may have a significant impact on our results for that particular quarter or year that may not be replicated in subsequent periods. We recognize revenue on investments in our funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds, and a decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our revenue, which could further increase the volatility of our results. With respect to a number of our credit funds, our performance fees is generally paid annually, semi-annually or quarterly, and the varying frequency of these payments will contribute to the volatility of our revenues and cash flow. Furthermore, we earn this performance fees only if the net asset value of a fund has increased or, in the case of certain funds, increased beyond a particular threshold. The general partners of certain of our credit funds accrue certain performance fees when the fair value of investments exceeds the cost basis of the individual investor’s investments in the fund, including any allocable share of expenses incurred in connection with such investment, which is referred to as a “high water mark.” The general partners for the remainder of our credit funds generally defer such performance fees until the fees are crystallized or are no longer subject to clawback or reversal. For certain performance fee arrangements, high water marks are applied on an individual investor basis. If the high water mark for a particular investor is not surpassed, we would not earn such performance fees with respect to such investor during a particular period even though such investor had positive returns in such period as a result of losses in prior periods. If such an investor experiences losses, we will not be able to earn such performance fees from such investor until it surpasses the previous high water mark. Such performance fees we earn are therefore dependent on the net asset value of investors’ investments in the fund, which could lead to significant volatility in our results.
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

•
our funds’ competitors that are corporate buyers may be able to achieve synergistic cost savings in respect of an investment, which may provide them with a competitive advantage in bidding for an investment;

•
our competitors have instituted or may institute low cost, high speed financial applications and services based on artificial intelligence and new competitors may enter the investment management space using new investment platforms based on artificial intelligence;

•
developments in financial technology (or fintech), such as a distributed ledger technology (or blockchain), have the potential to disrupt the financial industry and change the way financial institutions, as well as investment managers, do business, and could exacerbate these competitive pressures;

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
These and other factors could reduce our earnings and revenues and have a material adverse effect on our businesses. In addition, if we are forced to compete with other alternative investment managers on the basis of price, we may not be able to maintain our current management fee and performance fees structures. We have historically competed primarily on the performance of our funds, and not on the level of our fees or performance fees relative to those of our competitors. However, there is a risk that fees and performance fees in the alternative investment management industry will decline, without regard to the historical performance of a manager. Fee or performance fees reductions on existing or future funds, without corresponding decreases in our cost structure, would adversely affect our revenues and profitability.

Our ability to retain our investment professionals is critical to our success and our ability to grow depends on our ability to attract and retain key personnel.
Our success depends on our ability to retain our investment professionals and recruit additional qualified personnel. We anticipate that it will be necessary for us to add investment professionals as we pursue our growth strategy. However, we may not succeed in recruiting additional personnel or retaining current personnel, as the market for qualified investment professionals is extremely competitive. Our investment professionals possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities, and in certain cases have key relationships with our fund investors. Therefore, if our investment professionals join competitors or form competing companies it could result in the loss of significant investment opportunities and certain existing fund investors. Additionally, recent changes in law in the U.S. and U.K. have increased the tax rate on various income streams used to compensate investment professionals. More specifically, in December 2017, President Trump signed into law Public Law Number 115-97, formerly known as the Tax Cuts and Jobs Act (the “TCJA”). The TCJA changed the holding period requirement for investment professionals to receive long-term capital gain treatment on performance fees for taxable years beginning after December 31, 2017. Going forward, performance fees attributable to gains with respect to assets held for three years or less will be treated as short-term capital gains and taxed at ordinary income rates. There remains uncertainty as to whether these rules may be further modified in the future to be even broader in scope. States and other jurisdictions in the past have also considered legislation to increase taxes with respect to performance fees. For example, New York has periodically considered legislation under which non-residents of New York could be subject to New York state income tax on income in respect of our Class A shares as a result of certain activities of our affiliates in New York, and recently Governor Cuomo, as a response to certain aspects of the TCJA, proposed legislation to reform the treatment of incentive income in New York to tax such income at higher rates. Additional details of Governor Cuomo’s proposal remain unclear, and it is uncertain when or whether such legislation would be enacted. Legislation similar to Governor Cuomo’s proposal in New York has been considered in California and Connecticut (and passed in New Jersey although it is not currently effective), where a significant portion of our employees reside and could impact our ability to recruit investment professionals. In addition, the U.K. implemented legislation effective from April 2015 that changed the scope and tax rate for performance fees, particularly for individuals who have immigrated to the U.K., so called “non-domiciled individuals.” Further, from 2016, legislation that taxes performance fees as deemed trading income has come into force affecting partners of Apollo Management International LLP who have an interest in funds that have a weighted average holding period of fewer than 40 months. Because a portion of certain investment professionals’ compensation arises from equity interests in our businesses or a right to receive performance fees, the potentially less favorable tax treatment of performance fees in the U.S. or the U.K. could adversely affect our ability to recruit, retain and motivate our current and future investment professionals or require us to alter our approach to compensating investment professionals. Fluctuations in the distributions to investment professionals generated from performance fees could also impair our ability to attract and retain qualified personnel.
Furthermore, the SEC has proposed mandatory clawback rules that would require listed companies to adopt a clawback policy providing for recovery of incentive-based compensation awarded to executive officers if the company is required to prepare an accounting restatement resulting from material noncompliance with financial reporting requirements. However, these proposals have not yet been finalized and the specific long-term impact on us is not yet clear. There is the potential that new compensation rules will make it more difficult for us to attract and retain investment professionals by capping the amount of variable compensation compared to fixed pay, requiring the deferral of certain types of compensation over time, implementing “clawback” requirements, or making other changes deemed onerous by such investment professionals.
Amounts earned by our employees who participate in performance fees will vary year-to-year depending on the overall realized performance of the Company. As a result, there may be periods when the executive committee of the Company’s manager determines that allocations of realized performance fees are not sufficient to compensate individuals, which may result in an increase in salary, bonus and benefits, the modification of existing programs or the use of new remuneration programs, which may increase our overall compensation costs. Reductions in performance fee revenues could also make it harder to retain employees and cause employees to seek other employment opportunities.
The loss of even a small number of our investment professionals could jeopardize the performance of our funds, which would have a material adverse effect on our results of operations. Efforts to retain or attract investment professionals and other personnel may result in significant additional expenses, which could adversely affect our profitability.
We strive to maintain a work environment that promotes our culture of collaboration, motivation and alignment of interests with our fund investors and shareholders. If we do not continue to develop and implement effective processes and tools to manage growth and reinforce this vision, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively affect our businesses, financial condition and results of operations.

We may not be successful in expanding into new investment strategies, markets and businesses.
We actively consider the opportunistic expansion of our businesses, both geographically and into complementary new investment strategies. We may not be successful in any such attempted expansion. Attempts to expand our businesses involve a number of special risks, including some or all of the following:

•	the diversion of management’s attention from our core businesses;

•	the disruption of our ongoing businesses;

•	entry into markets or businesses in which we may have limited or no experience;

•	increasing demands on our operational systems and infrastructure;

•	potential increase in investor concentration; and

•	the broadening of our geographic footprint, increasing the risks associated with conducting operations in foreign jurisdictions (including regulatory, tax, legal and reputational consequences).
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
Because certain of our funds’ investments rely heavily on the use of leverage, our ability to achieve attractive rates of return on investments will depend on our continued ability to access sufficient sources of indebtedness at attractive rates. For example, in many of our private equity fund investments, indebtedness may constitute 70% or more of a portfolio company’s total debt and equity capitalization, including debt that may be incurred in connection with the investment, and a portfolio company’s leverage may increase as a result of recapitalization transactions subsequent to the company’s acquisition by a private equity fund. The absence of available sources of senior debt financing for extended periods of time could therefore materially and adversely affect our funds. An increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments. Increases in interest rates could also make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital. Conversely, certain of the strategies pursued by funds we manage benefit from higher interest rates, and a sustained low interest rate environment may negatively impact expected returns for these funds. The TCJA also introduced a new limitation on the deductibility of interest for U.S. Federal income tax purposes for corporations and pass-through entities. For taxable years beginning after December 31, 2017, taxpayers may no longer deduct business interest expense in excess of the sum of (i) business interest income and (ii) 30% of “adjusted taxable income” (which is similar to EBITDA for taxable years beginning before January 1, 2022, and similar to EBIT for taxable years beginning thereafter). Notably these limitations apply to existing debt and there are no transitional rules. Although the impact of this limitation will vary across our funds’ portfolio companies, it is possible that we may not be able to utilize the same amount of leverage to finance investments going forward or that a material amount of interest expense may not be deductible for U.S. Federal income tax purposes by our portfolio companies, both of which may have a material impact on our rates of return on investments. See “—Recently enacted U.S. tax legislation may materially adversely affect our results of operation and cash flows and may have adverse tax consequences for certain of our Class A shareholders.”
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
In addition, under the provisions of the Investment Company Act, AINV is permitted, as a business development company, to issue senior securities in amounts such that its asset coverage, as defined in the Investment Company Act, equals at least 200% after each issuance of senior securities. Effective April 4, 2019, AINV will be permitted to decrease its asset coverage to 150%. Further, AFT and AIF, as registered investment companies, are restricted in the (i) issuance of preferred shares to amounts such that their respective asset coverage (as defined in Section 18 of the Investment Company Act) equals at least 200% after issuance and (ii) incurrence of indebtedness, including through the issuance of debt securities, such that, immediately after issuance the fund will have an asset coverage (as defined in the Investment Company Act) of at least 300%. The ability of AFT and AIF to pay dividends on their common stock may be restricted if the asset coverage of their indebtedness falls below 300% and if the asset coverage on their preferred stock falls below 200% (150% effective April 4, 2019). AINV will be restricted if its asset coverage ratio falls below 200% and any amounts that it uses to service its indebtedness are not available for dividends to its common shareholders. An increase in interest rates could also decrease the value of fixed-rate debt investments that our funds make. Any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flow.
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
We rely on technology and information systems to conduct our businesses, and any failures and interruptions of these systems could adversely affect our businesses and results of operations. Additionally, we face operational risks in the execution, confirmation or settlement of transactions and our dependence on our New York-based offices and third-party providers.
We rely on a host of computer software and hardware systems, all of which are vulnerable to an increasing number of data security threats. We further rely on financial, accounting and other data processing systems to mitigate the risk of errors in the execution, confirmation or settlement of transactions. As we depend on our New York-based offices and third-party service providers for hosting solutions and technologies, a disaster or disruption in the related infrastructure could impair our operations and could impact our reputation, adversely affect our businesses and limit our ability to grow. The materialization of one or more of these risks is likely to have a material adverse effect on us.

Reliance on computer hardware and software systems. There has been an increase in the frequency and sophistication of the data security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an alternative investment management firm, we hold a significant amount of confidential and sensitive information about, among other things, our investors, the portfolio companies of our funds and potential fund investments. As a result, we may face a heightened risk of a security breach or disruption with respect to this information resulting from an attack by computer hackers, foreign governments or cyber terrorists. For example, we and our employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or sensitive information. If successful, these types of attacks on our network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in our business and damage to our reputation.
Although we are not currently aware of any cyberattacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition, there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems, especially because the cyberattack techniques used change frequently and are not recognized until launched, the full scope of a cyberattack may not be realized until an investigation has been performed and cyberattacks can originate from a wide variety of sources. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. Although we take protective measures and endeavors to strengthen our computer systems, software, technology assets and networks to prevent and address potential cyberattacks, there can be no assurance that any of these measures prove effective. Moreover, due to the complexity and interconnectedness of our systems, the process of upgrading or patching the Company’s protective measures could itself create a risk of security issues or system disruptions for the Company, as well as for clients who rely upon, or have exposure to, our systems.
In addition, the unavailability of the information systems or the failure of these systems to perform as anticipated for any reason could disrupt our businesses and could result in decreased performance and increased operating costs, causing our businesses and results of operations to suffer. Any significant interruption or failure of our information systems or any significant breach of security could have a material effect on our businesses and results of operations due to, among other things, the loss of investor or proprietary data, interruptions or delays in our business and damage to our reputation. If our systems are compromised, do not operate properly or are disabled, or we fail to provide the appropriate regulatory or other notifications in a timely manner, we could suffer a financial loss, a disruption of our businesses, liability to our investment funds, regulatory intervention or reputational damage. Our funds’ portfolio companies also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. Breaches in security could potentially jeopardize our, our employees’ or our fund investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our fund investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our fund investors and other counterparties, regulatory intervention or reputational damage.
The costs related to data security threats or disruptions may not be fully insured or indemnified by other means. In addition, data security has become a top priority for regulators around the world. For example, one of the 2018 examination priorities identified by the SEC’s Office of Compliance Inspections and Examinations’ (OCIE) was to continue to examine for data security compliance procedures and controls, including testing the implementation of those procedures and controls. Additionally, any jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation in the European Union that went into effect in May 2018. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our fund investors and clients to lose confidence in the effectiveness of our security measures.
Errors made in the execution, confirmation or settlement of transactions. We face operational risk from errors made in the execution, confirmation or settlement of transactions. We also face operational risk from transactions not being properly recorded, evaluated or accounted for in our funds. In particular, our credit business is highly dependent on our ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. New investment products we may introduce could create a significant risk that our existing systems may not be adequate to identify or control the relevant risks in the investment strategies employed by such new investment products. In addition, our and our third party service providers’ information systems and technology might not be able to accommodate our growth, may not be suitable for new products and strategies and may be subject to security risks, and the cost of maintaining such systems and technology might increase from its current level. These risks could cause us to suffer financial loss, a disruption of our businesses, liability to our funds, regulatory intervention and reputational damage.

Dependence on our New York based offices and third-party vendors. Much of our operational personnel and our information system and technology infrastructure are located in our New York City offices, and any disruption in the operation of, or inability to access, our New York City offices could have a significant impact on our business. We are also dependent on an increasingly concentrated group of third party vendors that we do not control for hosting solutions and technologies. We also rely on third-party service providers for certain aspects of our businesses, including for certain information systems, technology and administration of our funds and compliance matters. A disaster, disruption or compromise in technology or infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, or directly affecting our New York based offices, may have an adverse impact on our ability to continue to operate our businesses without interruption which could have a material adverse effect on us. These risks could increase as vendors increasingly offer cloud-based software services rather than software services that can be operated within our own data centers. We also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on our business. Our disaster recovery and business continuity programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
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
These risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our employees and our fund investors, that we collect and store in our data centers and on our networks. The secure processing, maintenance and transmission of this information are critical to our operations.
A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee or other personally identifiable or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us by the U.S. Federal and state governments, the EU or other jurisdictions or by various regulatory organizations or exchanges, in addition to significant reputational harm. Many jurisdictions in which we operate have laws and regulations related to data privacy, cyber security and protection of personal information, including the EU General Data Protection Regulation (“GDPR”) adopted by the EU in May 2016, which provides for significant penalties for noncompliance beginning in May 2018. The GDPR introduces new obligations and expands its territorial reach. It applies to all organizations processing or holding personal data of EU data subjects (regardless of the organization’s location) as well as to organizations outside the EU that offer goods or services in the EU, or that monitor the behavior of EU data subjects. The GDPR defines personal data as information that can be used to identify a natural person, including a name, a photo, an email address, or a computer IP address. Compliance with the GDPR requires companies to analyze and evaluate how they handle data in the ordinary course of their business, from processes to technology. It imposes a prescriptive approach to compliance requiring organizations to demonstrate and record compliance and to provide much more detailed information to data subjects regarding processing. EU data subjects need to be given full disclosure about how their personal data is used and stored. In that connection, consent must be explicit, and companies must be in a position to delete information from their global systems permanently if consent were withdrawn. As with any other organization that holds personal data of EU data subjects, we have to comply with the GDPR because, among other things, we process European individuals’ personal data in the U.S. via our global technology systems. Financial regulators and data protection authorities throughout the EU have significantly increased audit and investigatory powers under GDPR to probe how personal data is being used and processed. Penalties for non-compliance are substantial. Serious breaches of GDPR include fines on companies of up to the greater of €20 million or 4% of global group turnover (revenue) in the preceding year, regulatory action and reputational risk.
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
With respect to our funds that are subject to the Investment Company Act, following the initial two years of operation, each fund’s investment management agreement must be approved annually by (i) such fund’s board of directors or by the vote of a majority of the funds’ shareholders and (ii) in each case, also by a majority of the independent members of such fund’s board of directors. Each investment management agreement for such funds can also be terminated on not more than 60 days’ notice by the funds’ board of directors or by a vote of a majority of the outstanding shares. Currently, AFT and AIF, each a closed-end management investment company, registered investment company under the Investment Company Act, and AINV, a closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act, are subject to these provisions of the Investment Company Act. We have also been engaged as a sub-advisor for funds that are subject to the Investment Company Act, and those sub-advisory agreements contain, among other things, renewal and termination provisions that are substantially similar to the investment management agreements for each of AFT, AIF and AINV. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations.
The governing documents of certain of our funds provide that a simple majority of a fund’s unaffiliated investors have the right to liquidate that fund, which would cause management fees and performance fees to terminate. Our ability to realize performance fees from such funds also would be adversely affected if we are required to liquidate fund investments at a time when market conditions result in our obtaining less for investments than could be obtained at later times. We do not know whether, and under what circumstances, the investors in our funds are likely to exercise such right.
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
We have senior notes and loans outstanding and an undrawn revolving credit facility described in note 10 to our consolidated financial statements. We may choose to finance our business operations through further borrowings. Our existing and future indebtedness exposes us to the typical risks associated with the use of leverage, including those discussed above under “—Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.” These risks are exacerbated by certain of our funds’ use of leverage to finance investments and, if they were to occur, could cause us to incur additional cash taxes due to limits on interest deductibility or to suffer a decline in the credit ratings assigned to our debt by rating agencies, if any, which might result in an increase in our borrowing costs or result in other material adverse effects on our businesses.
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

Additionally, our credit rating outlook suffered a decline in connection with the issuance of our 4.872% Senior Notes due 2029. Our credit rating outlook may not improve or may continue to decline, whether or not we incur additional indebtedness, which, in each case, might result in an increase in our borrowing costs or result in other material adverse effects on our business.
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
In addition, with many highly paid investment professionals and complex compensation and incentive arrangements, we face the risk of lawsuits relating to claims for compensation, which may individually or in the aggregate be significant in amount. Such claims are more likely to occur in situations where individual employees may experience significant volatility in their year-to-year compensation due to company performance or other issues and in situations where previously highly compensated employees were terminated for performance or efficiency reasons. The cost of settling such claims could adversely affect our results of operations.
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
As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds have overlapping investment objectives, including funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action. Conflicts of interest may also exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and portfolio companies of our funds. In addition, fund investors (or holders of Class A shares or Preferred shares) may perceive conflicts of interest regarding investment decisions for funds in which our Managing Partners, who have and may continue to make significant personal investments in a variety of Apollo funds, are personally invested. Similarly, conflicts of interest may exist with our manager, which is allowed under our organizational documents to manage our actions as it desires, without considering the interests of our shareholders. Finally, due to recent changes in the tax treatment of performance fees introduced by the TCJA in the U.S. and various Finance Acts in the U.K., conflicts of interest may arise with investors in certain of our funds in connection with the general partner’s decisions with respect to investments of our funds.
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
Certain of the funds we manage also have overlapping investment strategies with other funds we manage that are registered under the Investment Company Act, and the Investment Company Act prohibits registered funds from co-investing with non-registered funds where non-price terms are negotiated (such as financial and negative covenants, guarantees and collateral packages and indemnification provisions), unless an exception or exemption applies. Certain of the funds we manage that are registered under the Investment Company Act, including Apollo Investment Corporation and certain of its related entities, received an exemptive order from the SEC (the “Co-Investment Order”) (Company Act Release No. 32057) permitting Apollo to negotiate, among other things, these types of provisions for co-investment opportunities that involve the participation of both non-registered and registered funds managed by Apollo. As a result, to the extent specific investment opportunities are appropriate for a non-registered fund and one or more registered funds, in addition to being subject to our allocation policies and procedures, the opportunity will also be subject to the conditions of the Co-Investment Order. There can be no assurance that the Co-Investment Order will facilitate the successful consummation of investment opportunities that Apollo believes are now available to funds it manages as a result of the Co-Investment Order, or that each fund will be able to participate in investment opportunities pursued under the Co-Investment Order that are within its investment objectives.
In addition to the potential for conflict among our funds, we face the potential for conflict between us and our funds or clients. These conflicts may include: (i) the allocation of investment opportunities between Apollo and Apollo’s funds; (ii) the allocation of investment opportunities among funds with different incentive fee structures, or where our personnel have invested more heavily in one fund than another; and (iii) the determination of what constitutes fund-related expenses and the allocation of such expenses between our advised funds and us.
Restrictions on transactions due to other Apollo businesses. Our funds engage in a broad range of business activities and invest in portfolio companies whose operations may be substantially similar to and/or competitive with the portfolio companies in which our other funds have invested. The performance and operation of such competing businesses could conflict with and adversely affect the performance and operation of our funds’ portfolio companies, and may adversely affect the prices and availability of business opportunities or transactions available to such portfolio companies. In addition, we may give advice, or take action with respect to, the investments of one or more of our funds that may not be given or taken with respect to other of our funds with similar investment programs, objectives or strategies. Accordingly, some of our funds with similar strategies may not hold the same securities or instruments or achieve the same performance. For example, one of our private equity funds could have an interest in pursuing an acquisition, divestiture or other transaction that, in its judgment, could enhance the value of the private equity investment, even though the proposed transaction would subject one of our credit fund’s debt investments to additional or increased risks. We may also advise clients with conflicting investment objectives or strategies. These activities also may adversely affect the prices and availability of other securities or instruments held by, or potentially considered for, one or more funds. We, our funds or our funds’ portfolio companies may also have ongoing relationships with issuers whose securities have been acquired by, or are being considered for investment by us.

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
Broker-dealer. AGS, an affiliate of ours, which is a broker-dealer registered with the SEC and a member of FINRA, is authorized to perform services relating to, among other things, the placement of debt and securities. AGS also provides advisory services to portfolio companies and our funds in connection with corporate transactions. Additionally, certain of our affiliates and/or our funds’ portfolio companies are engaged in the loan origination and/or servicing businesses, and may originate, structure, arrange and/or place loans to our funds and portfolio companies. In connection with their services to our funds and fund portfolio companies, such affiliates and/or our funds’ portfolio companies may receive transaction and other fees from our funds and/or portfolio companies of our funds. Consequently, our relationship with these entities may give rise to conflicts of interest between us and portfolio companies of our funds.
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
Our Managing Partners have established family offices to provide investment advisory, accounting, administrative and other services to their respective family accounts (including certain charitable accounts) in connection with their personal investment activities unrelated to their investments in Apollo entities. The investment activities of the family offices, and the involvement of the Managing Partners in these activities, could give rise to potential conflicts between the personal financial interests of the Managing Partners and the interests of us, any of our subsidiaries or any shareholder other than a Managing Partner.
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
Potential performance fee related conflicts with investors in our funds. Under recently enacted amendments to U.S. tax law pursuant to the TCJA, capital gain in respect of a general partner’s distributions of performance fees from certain of our funds will be treated as short-term capital gain unless the fund holds the relevant investment for more than three years, as opposed to the general rule that capital gain from the disposition of investments held for more than one year is treated as long-term capital gain. Similar rules introduced in the U.K. applying to partners of our U.K. LLPs tax as ordinary income returns from certain funds that have a weighted average holding period of fewer than 40 months (with transitional rules applying between 36-40 months). As a consequence, conflicts of interest may arise in connection with a general partner’s investment decisions, including regarding the identification, making, management, disposition and, in each case, timing of a fund’s investments, and we may not realize the most tax efficient treatment of our performance fees in all of our funds going forward.
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
Use of subscription line facilities by our funds may give rise to conflicts of interests. Certain of our investment funds obtain subscription line facilities to facilitate investments, support ongoing operations and activities of the funds’ and their respective portfolio companies and/or investments and to enable the funds to pay management fees, expenses and other liabilities. Subscription line facilities may be entered into on a cross-collateralized basis with the assets of any other fund, alternative investment vehicle, portfolio company or investment, and such entities may be held jointly and severally liable for the full amount of the obligations arising out of such subscription line facility. If an investment fund obtains a subscription line facility, the fund’s interim capital needs will in most instances be satisfied through borrowings by the fund under the subscription line facility, and, less so, drawdowns of capital contributions by the fund, which capital calls would generally be expected to be conducted in larger, less frequent capital calls in order to, among other things, repay borrowings and related interest expenses made under such subscription line facilities.
Where an investment fund uses borrowings under a subscription line facility in advance or in lieu of receiving capital contributions from investors to repay any such borrowings and related interest expenses, the use of such facility will result in a different (and perhaps higher) reported internal rate of return than if the facility had not been utilized and instead capital contributions from investors had been contributed at the inception of an investment. This may present conflicts of interest, including the interest rate on such borrowings which may be less than the rate of the preferred return and the fact that the preferred return of investment funds typically does not accrue on such borrowings, but rather only accrues on capital contributions when made. As a result, use of such subscription line facilities may reduce or eliminate the preferred return received by the investors and accelerate or increase distributions of performance-based allocation to the relevant general partner, providing the general partner with an economic incentive to fund investments through such facilities in lieu of capital contributions. However, since interest expense and other costs of borrowings under subscription lines of credit are an expense of the investment fund, the investment fund’s net multiple of invested capital will be reduced, as will the amount of performance fees generated by the fund. Any material reduction in the amount of performance fees generated by a fund will adversely affect our revenues.
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
Employee misconduct or misconduct by our advisors or third party-service providers could harm us by impairing our ability to attract and retain investors and by subjecting us to significant legal liability, regulatory scrutiny and reputational harm.
Our reputation is critical to maintaining and developing relationships with the investors in our funds, potential fund investors and third parties with whom we do business, and there is a risk that our employees, advisors or third party-service providers could engage, deliberately or recklessly, in misconduct or fraud that creates legal exposure for us and adversely affects our businesses. In recent years, there have been a number of highly publicized cases involving fraud, conflicts of interest or other misconduct by individuals in the financial services industry. Employee misconduct or fraud could include, among other things, binding our funds to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities or concealing unsuccessful investments (which, in either case, may result in unknown and unmanaged risks or losses), or otherwise charging (or seeking to charge) inappropriate expenses. If an employee were to engage in illegal or suspicious activities, we could be subject to penalties or sanctions and suffer serious harm to our reputation, financial position, investor relationships and ability to attract future investors. For example, we could lose our ability to raise new investment funds if any of our “covered persons” is the subject of a criminal, regulatory or court order or other “disqualifying event.” See “—Recent changes to regulations regarding derivatives and commodity interest transactions could adversely impact various aspects of our business—Exemption from certain laws.” Additionally, our current and former employees, consultants or sub-contractors and those of our funds’ portfolio companies becoming subject to allegations of sexual harassment, racial and gender discrimination or other similar misconduct, could, regardless of the ultimate outcome, result in adverse publicity that could significantly harm our and such portfolio company's brand and reputation. Furthermore, our business often requires that we deal with confidential matters of great significance to us, our funds and companies in which our funds may invest, as well as trade secrets. If our employees, consultants or sub-contractors were improperly to use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships, as well as face potentially significant litigation or investigation. It is not always possible to deter misconduct or fraud by employees or service providers, and the precautions we take to detect and prevent this activity may not be effective in all cases. Misconduct or fraud by our employees, advisors, third-party service providers, or those of our funds’ portfolio companies, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our businesses.
Fraud, payment or solicitation of bribes and other deceptive practices or other misconduct at our funds’ portfolio companies could similarly subject us to liability and reputational damage and also harm our performance. For example, failures by personnel, or individuals acting on behalf, of our funds’ portfolio companies to comply with anti-bribery, sanctions or other legal and regulatory requirements could adversely affect our businesses and reputation. There are a number of grounds upon which such misconduct at a portfolio company could subject us to criminal and/or civil liability, including on the basis of actual knowledge, willful blindness, or control person liability. Such misconduct might also undermine our funds’ due diligence efforts with respect to such companies and could negatively affect the valuation of a fund’s investments.
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
Before making fund investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that we will carry out with respect to any fund investment opportunity may not reveal or highlight all relevant facts (including fraud) or issues that may be necessary or helpful in evaluating such investment opportunity, including past or current violations of law and related legal exposure, and we may not identify or foresee future developments that could have a material adverse effect on an investment (e.g., technological disruption across an industry). Moreover, such an investigation will not necessarily result in the investment being successful.
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
While such hedging arrangements may reduce certain risks, such arrangements themselves may entail certain other risks. These arrangements may require the posting of cash collateral at a time when a fund has insufficient cash or illiquid assets such that the posting of the cash is either impossible or requires the sale of assets at prices that do not reflect their underlying value. Moreover, these hedging arrangements may generate significant transaction costs, including potential tax costs, that reduce the returns generated by a fund. In addition, the expected phase out of LIBOR in the next few years may adversely affect the effectiveness of certain interest rate hedging arrangements and create economic uncertainties in the relevant market. Finally, the CFTC has made several public statements that it may soon issue a proposal for certain foreign exchange products to be subject to mandatory clearing, which could increase the cost of entering into currency hedges. Similar developments abroad may indirectly affect our funds as a result of their direct impact on our trading counterparties.
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
Investments by certain of our funds include debt instruments, equity securities, and other financial instruments of companies that our funds do not control. Such investments may be acquired by our funds through trading activities or through purchases of securities or other financial instruments from the issuer. In addition, in the future, our funds may seek to acquire minority equity interests more frequently and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the funds retaining a minority investment. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our funds’ interests. If any of the foregoing were to occur, the values of investments by our funds could decrease, we could be exposed to increased legal risk related to compliance failures by such company, and our financial condition, results of operations and cash flow could suffer as a result.
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
We currently derive a significant contribution to our revenue across our business segments from our investment in and strategic relationship with Athene and Athora. Certain of our subsidiaries receive investment management and advisory fees from Athene or Athora in exchange for a suite of services for their investment portfolio. Through its subsidiaries, Apollo managed or advised $116.8 billion of AUM in accounts owned by or related to Athene and Athora as of December 31, 2018. Our investment management and advisory agreements with Athene and Athora are terminable under certain circumstances. If such investment management and advisory agreements were terminated or fees lowered or changed further it could have a material adverse effect on our business, results of operations and financial condition. In addition, Apollo had an approximate 10.2% economic ownership interest in Athene Holding as of December 31, 2018. Fluctuations in the value of Athene and Athora, including as a result of changes in taxation of Athene introduced by the TCJA, could have an adverse effect on our results and financial condition. See “—Recently enacted U.S. tax legislation may materially adversely affect our results of operation and cash flows and may have adverse tax consequences for certain of our Class A shareholders.”
A number of Apollo entities receive management fees and performance fees from Athene and Athora, have investments in Athene and Athora, and manage funds or accounts with investments in Athene and Athora from which performance fees may be earned. Athene also invests directly in various Apollo-managed funds and entities and we earn fees in respect of such investments. The Chairman, Chief Executive Officer and Chief Investment Officer of Athene is also an employee of Athene Asset Management LLC and six of Athene’s 15 directors are employees of, or consultants to, Apollo. These persons have fiduciary duties to Athene in addition to the duties that they have to Apollo. As a result, there may be real or apparent conflicts of interest with respect to matters affecting Apollo, Apollo-managed funds and their portfolio companies and Athene and Athora. In addition, conflicts of interest could arise with respect to transactions involving business dealings between Apollo, Athene and Athora and their respective affiliates.
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
Our funds’ investments in infrastructure assets may expose us and our funds to increased risks and liabilities and may expose our shareholders to adverse tax consequences.
Investments in infrastructure assets may expose us and our funds to increased risks and liabilities that are inherent in the ownership of real assets. For example:

•
Ownership of infrastructure assets may also present additional risk of liability for personal and property injury or impose significant operating challenges and costs with respect to, for example, compliance with zoning, environmental, anti-financial fraud or other applicable laws.

•
Infrastructure asset investments may face construction risks including, without limitation: (a) labor disputes, shortages of material and skilled labor, or work stoppages, (b) slower than projected construction progress and the unavailability or late delivery of necessary equipment, (c) less than optimal coordination with public utilities in the relocation of their facilities, (d) adverse weather conditions and unexpected construction conditions, (e) accidents or the breakdown or failure of construction equipment or processes; and (f) catastrophic events such as explosions, fires, terrorist activities and other similar events. These risks could result in substantial unanticipated delays or expenses (which may exceed expected or forecasted budgets) and, under certain circumstances, could prevent completion of construction activities once undertaken. Certain infrastructure asset investments may remain in construction phases for a prolonged period and, accordingly, may not be cash generative for a prolonged period. Recourse against the contractor may be subject to liability caps or may be subject to default or insolvency on the part of the contractor.

•
The operation of infrastructure assets is exposed to potential unplanned interruptions caused by significant catastrophic or force majeure events. These risks could, among other effects, adversely impact the cash flows available from investments in infrastructure assets, cause personal injury or loss of life, damage property, or instigate disruptions of service. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged service interruptions may result in permanent loss of customers, litigation, or penalties for regulatory or contractual noncompliance. Force majeure events that are incapable of, or too costly to, cure may also have a permanent adverse effect on an investment.

•
The management of the business or operations of an infrastructure asset may be contracted to a third-party management company unaffiliated with us. Although it would be possible to replace any such operator, the failure of such an operator to adequately perform its duties or to act in ways that are in our or our funds’ best interest, or the breach by an operator of applicable agreements or laws, rules and regulations, could have an adverse effect on the investment’s financial condition or results of operations. Infrastructure investments may involve the subcontracting of design and construction activities in respect of projects, and as a result our investments are subject to the risks that contractual provisions passing liabilities to a subcontractor could be ineffective, the subcontractor fails to perform services which it has agreed to perform and the subcontractor becomes insolvent.

Infrastructure investments often involve an ongoing commitment to a municipal, state, federal or foreign government or regulatory agencies. The nature of these obligations expose us to a higher level of regulatory oversight than typically imposed on other businesses and may require us to rely on complex government licenses, concessions, leases or contracts, which may be difficult to obtain or maintain. Infrastructure investments may require operators to manage such investments and such operators’ failure to comply with laws, including prohibitions against bribing of government officials, may adversely affect the value of such investments and cause us serious reputational and legal harm. Revenues for such investments may rely on contractual agreements for the provision of services with a limited number of counterparties, and are consequently subject to counterparty default risk. The operations and cash flow of infrastructure investments are also more sensitive to inflation and, in certain cases, commodity price risk. Furthermore, services provided by infrastructure investments may be subject to rate regulations by government entities that determine or limit prices that may be charged. Similarly, users of applicable services or government entities in response to such users may react negatively to any adjustments in rates and thus reduce the profitability of such infrastructure investments.
In addition, investments in infrastructure assets may cause adverse tax consequences for certain non-U.S. shareholders regarding income effectively connected with the conduct of a U.S. trade or business and the imposition of certain tax withholding. See — Risks Related to Taxation — “Non-U.S. persons face unique U.S. tax issues from owning Class A shares that may result in adverse tax consequences to them.” Moreover, investments in infrastructure assets may also require all our shareholders to file tax returns and pay taxes in various state and local jurisdictions in the U.S. and abroad where these infrastructure assets are located. See — Risks Related to Taxation — “Class A shareholders may be subject to foreign, state and local taxes and return filing requirements as a result of investing in our Class A shares.”
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
The Organization for Economic Co-operation and Development (“OECD”) and other government agencies in jurisdictions where we and our affiliates invest or conduct business have continued to recommend and implement changes related to the taxation of multinational companies.
In the United Kingdom, the U.K. Criminal Finances Act 2017 creates two new separate corporate criminal offences: failure to prevent facilitation of U.K. tax evasion and failure to prevent facilitation of overseas tax evasion. The scope of the new law and guidance is extremely wide and could have an impact on Apollo’s global businesses. Separately, the United Kingdom has implemented transparency legislation that will require many large businesses to publish their U.K. tax strategies on their websites. As part of the publication requirement, organizations must disclose information on tax risk management and governance, tax planning, tax risk appetite and their approach to Her Majesty’s Revenue and Customs. These developments show that the United Kingdom is seeking to bring corporate tax matters further into the public domain. As a result, tax matters may pose an increased reputational risk to our business.
On October 5, 2015 the OECD published 13 final reports and an explanatory statement outlining consensus actions under the BEPS project. This project involves a coordinated multijurisdictional approach to increase transparency and exchange of information in tax matters, and to address weaknesses of the international tax system that create opportunities for BEPS by multinational companies. The reports cover measures such as new minimum standards, the revision of existing standards, common approaches which will facilitate the convergence of national practices, and guidance drawing on best practices. The outcome of the BEPS project, including limiting interest deductibility, changes in transfer pricing, new rules around hybrid instruments or entities, and loss of eligibility for benefits of double tax treaties could increase tax uncertainty and impact the tax treatments of funds’ earnings and adversely impact the investment returns of funds or limit future investment opportunities due to potential withholding tax leakage or non-resident capital gain taxes.
Implementation into domestic legislation may not be uniform across the participating states; certain actions give states options for implementation, certain actions are recommendations only and other jurisdictions may elect to only partially implement rules where it is in the state’s interest. On November 24, 2016, the OECD published the text of the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent BEPS, which is intended to expedite the interaction of the tax treaty changes of the BEPS project. Several of the proposed measures, including measures covering treaty abuse, the deductibility of interest expense, local nexus requirements, transfer pricing and hybrid mismatch arrangements are potentially relevant to some of our fund structures and could have an adverse tax impact on our funds, investors and/or our portfolio companies. On June 7, 2017, the first wave of countries (68 in total) participated in the signing ceremony of the multilateral instrument (“MLI”). As of December 4, 2018, 17 other countries have signed the MLI. The MLI went into effect on July 1, 2018 with the intention to override and complement certain provisions in existing bilateral Tax Treaties. The MLI may not have immediate effect but, rather, when it applies will depend on a number of factors, including further steps required to ratify changes to treaties according to the local law of the signatory countries. As of January 2019, 86 countries have signed the MLI meanwhile only 18 have ratified it. Therefore, there is a lack of certainty as to how the majority of the signatories will apply the MLI and from when. Luxembourg recently ratified the MLI, but there are some important countries that have not yet signed including the US and Brazil. As a result, significant uncertainty remains around the access to tax treaties for the investments’ holding patterns, which could create situations of double taxation and adversely impact the investment returns of our funds.
It should be noted that Luxembourg opted for the application of a principal purpose test (“PPT”) clause being included in all the treaties in force as part of the anti-treaty abuse provisions (“BEPS Action 6”). The purpose of the PPT is in essence to deny treaty relief where broadly it is reasonable to conclude that obtaining the benefit of the treaty was one of the principal purposes of the arrangement or transaction leading to such benefit. Limitation on benefits (“LOB”) provisions have historically been used as anti-avoidance measures in tax treaties, and certain countries, including the U.S. and China, continue to opt for LOB provisions. The PPT will be a consideration for the relevant underlying countries and there is no current consistent interpretative view, thus posing a risk that our investment structures may be challenged and additional taxes and penalties imposed.

In addition, there are additional transfer pricing and standardized country by country (“CbC”) reporting requirements being implemented under the BEPS actions which may place additional administrative burden on our management team or portfolio company management and ultimately could lead to increased cost which could adversely affect profitability. For example, Luxembourg has introduced additional transfer pricing regulations as from January 1, 2017, that apply to intragroup financing activities and that are in line with the recommendations with the BEPS Action Plan. This has not significantly impacted our investments to date but has required some actions and adjustments in the structuring of our investments and in the maintenance and documentation of our investments. Additional information from these sources and other documentation held by tax authorities is expected to be subject to greater information sharing under Automatic Exchange of Information provisions under BEPS and specific local arrangements such as the EU’s automatic exchange of cross-border rulings directive, or the mandatory disclosure of certain cross-border transactions (“DAC6”). There is significant uncertainty regarding how the provisions of DAC6 will be applied and interpreted, and failure to comply can result in fines and penalties. Many tax authorities are unfamiliar with asset management businesses and dealing with challenges from tax authorities reviewing such information may also place additional administrative burden on our management team or portfolio company management and ultimately could lead to increased cost which could adversely affect profitability.
Countries including various EU countries have been moving forward on the BEPS agenda independent of agreement and finalization of the BEPS action items and currently are in the process of adapting and introducing the necessary legislation. Certain European jurisdictions have adopted legislation that may limit deductibility of interest and other financing expenses in companies in which our funds have invested or may invest in the future. For example, under the German interest barrier rule, the tax deduction available to a company in respect of a net interest expense (interest expense less interest income) is limited to 30% of EBITDA. Interest expense in excess of the interest deduction limitation may be carried forward indefinitely (subject to change in ownership restrictions) and used in future periods against all profits and gains (again subject to the interest barrier rule in the respective year in the future). France has also introduced similar limits on interest deductibility. Our businesses are subject to the risk that similar measures will be introduced in other EU countries in which they currently have investments or plan to invest in the future as a result of the Anti-Tax Avoidance Directive issued by the European Council on July 12, 2016 (“ATAD”), and amended on February 28, 2017 and on May 12, 2017 (“ATAD II”), or that other legislative or regulatory measures might be promulgated in any of the countries in which we operate that adversely affect our businesses.
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
The European Union has taken steps to implement a consistent application of BEPS project type principles between Member States through the ATAD and ATAD II. The Directive should be transcribed in local law and applicable as from January 1, 2019 and January 1, 2020 for some provisions (exit taxation and anti-hybrid rules). This would result in the introduction into the tax laws of EU Member States, of interest limitation rules similar to the German interest barrier rules described above but also controlled foreign company rules, a general anti-abusive provision, an exit taxation provision and some anti-hybrid rules impacting the transactions between EU Member States but also between EU Member States and third countries. The ATAD rules may place additional administrative burden on our management team or portfolio company management to assess the impact of such rules on the investments of our funds and ultimately could lead to increased cost which could adversely affect profitability. The ATAD rules may also impact the investment returns of our funds.
For example, as a result of ATAD, as of January 2019, the Netherlands has adopted interest deductibility rules similar to Germany (30% of Fiscal EBITDA limitation) and CFC-rules, and a consultation document has been published by the Dutch government containing legislative proposals to implement the ATAD II directive measures aimed at preventing hybrid mismatch structures and abuse of reversed hybrid entities. Luxembourg has similarly adopted interest deductibility rules and CFC rules with proposals affecting hybrid entities and transactions to come in the future. For both the Netherlands and Luxembourg, the rules regarding hybrid payments should be implemented before January 1, 2020 while the rules with regard to reversed hybrid entities should be implemented before January 1, 2022. The Netherlands has also announced that it intends to implement a withholding tax on certain interest and royalty payments to entities located in certain selected jurisdictions with a low statutory tax rate (less than 9%) or on the EU blacklist of non-cooperative countries. The announced withholding tax is intended to be applicable from 2021 and should be equal to the Dutch corporate income tax rate at that time. However, no law proposal has been adopted (nor published) yet.
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
The Netherlands recently changed its domestic dividend withholding rules effective as of January 1, 2018. Distributions by a Dutch Cooperative after such date are in principle subject to 15% Dutch dividend withholding tax if the Cooperative’s main function is that of holding certain equity investments of 5% or more (so-called “Holding Cooperatives”). Depending on the investment structure utilized, however, this withholding tax may be reduced or eliminated under application of a domestic dividend withholding tax exemption or applicable tax treaties. Depending on the specific investment structure utilized, the new rules may require investment structures used by our funds to have additional substance in the entity holding the Dutch entity in order to apply the domestic dividend withholding tax exemption with respect to distributions from certain Dutch entities. If such exemption is not available, reduced rates of withholding under applicable tax treaties may be available (whereby the impact of the MLI should be considered, possibly requiring ‘additional’ substance in the entity holding the Dutch entity), and there may be alternatives to repatriate funds out of the Netherlands in a way that does not trigger a dividend distribution subject to withholding tax, but there is no guarantee our investment structures would qualify for such reduced rates or be able to repatriate funds without Dutch withholding tax in the future. If these reduced treaty rates or other alternatives are not available, the returns on certain investments made by our funds may be adversely impacted due to the imposition of this Dutch withholding tax.
In December 2018, the Cayman Islands Legislative Assembly passed The International Tax Co-Operation (Economic Substance) Law, 2018 (the “CI Law”) and the Bermuda House of Assembly passed a bill entitled the Economic Substance Act 2018 (the “Bermuda Act”). Effective as of January 1, 2019, the CI Law and the Bermuda Act require every Cayman Islands or Bermuda relevant entity engaging in a relevant activity to maintain a substantial economic presence in the Cayman Islands or Bermuda. Outside of the BEPS agenda countries continue to develop their own domestic anti-avoidance provisions. Such provisions can be general or targeted in nature. For example, India has introduced General Anti-Avoidance Rule (“GAAR”) provisions in its tax law in 2012 that have become effective as of April 1, 2017. The objective of GAAR is to deny tax benefit in an arrangement which has been entered into with the main purpose to obtain tax benefit and which lacks commercial substance or creates rights and obligations which are not at arm’s length principle or results in misuse or abuse of tax law provisions or is carried out by means or in a manner which are not ordinarily employed for bona fide purposes. Such an arrangement is termed in the GAAR provisions as “impermissible avoidance agreement”. As regards foreign investors, GAAR provisions would mainly impact those investors who claim treaty benefits to eliminate or minimize tax outlay in India. Acceding to the representations made by the foreign investors and other stakeholders, the Indian government has clarified that GAAR provisions would not apply in the following cases:

•	an arrangement where tax benefit in a fiscal year in aggregate to all the concerned parties does not exceed INR 30 million;

•	investments made by Foreign Portfolio Investors (“FPIs”) in India on which no treaty benefits have been claimed;

•	investments made by non-resident investors in the FPIs by way of offshore derivative instruments or any other way; or

•	investments made by any investor prior to April 2017.
Outside of GAAR, there are certain exemptions available to foreign investors in specified circumstances, including where the non-resident investors have invested directly or indirectly in specified FPIs registered in India. Accordingly, Indian taxation of the capital gains of a foreign investor, upon a direct or indirect transfer sale of an Indian company, remains uncertain.
The U.K. has also enacted legislation that may affect our funds’ investments. The U.K. Diverted Profits Tax (“DPT”) regime was introduced with effect from April 1, 2015 as a tax separate from the U.K.’s existing Corporate Income Tax regime. DPT charges a rate of 25% on profits that, under the terms of the legislation, are considered to have been eroded from the U.K. tax base. The DPT legislation is intended to counteract and deter contrived arrangements used by multinational corporate groups which, it is argued, have resulted in the erosion of the U.K. tax base. DPT operates through two main rules: (i) the first rule aims to prevent U.K. tax resident companies (“U.K. PEs”) from creating tax advantages through transacting with entities that lack economic substance; and (ii) the second rule aims to counteract arrangements by which foreign companies sell into the U.K. while avoiding the creation of a U.K. PE. The legislation is worded so that where it is “reasonable to assume” a U.K. company is party to an arrangement that lacks economic substance and which results in a tax advantage in the U.K., or where it is “reasonable to assume” the activity of the involved parties is designed in such a way as to avoid a U.K. PE, DPT could apply.
In many jurisdictions, there is an increasing political, legislative and regulatory focus on identifying the ultimate beneficial owners of corporate entities. The need to provide beneficial ownership information when forming new corporate entities or when seeking regulatory consents in relation to prospective transactions may in certain cases require the disclosure of additional information relating to Apollo or its investors, and the need to obtain and verify such information may potentially have an impact on transaction costs and timelines.
Third-party investors in our funds have the right under certain circumstances to terminate commitment periods or to dissolve the funds, and investors in some of our credit funds may redeem their investments in such funds at any time after an initial holding period. These events would lead to a decrease in our revenues, which could be substantial.
The governing agreements of certain of our funds allow the investors of those funds to, among other things, (i) terminate the commitment period of the fund in the event that certain “key persons” (for example, one or more of our Managing Partners and/or certain other investment professionals) fail to devote the requisite time to managing the fund, (ii) (depending on the fund) terminate the commitment period, dissolve the fund or remove the general partner if we, as general partner or manager, or certain “key persons” engage in certain forms of misconduct, or (iii) dissolve the fund or terminate the commitment period upon the affirmative vote of a specified percentage of limited partner interests entitled to vote. Each of Fund VI, Fund VII, Fund VIII and Fund IX, on which our near-to medium-term performance will heavily depend, include a number of such provisions. HVF, EPF II, EPF III and certain other funds have similar provisions. Also, after undergoing the 2007 Reorganization, subsequent to which we deconsolidated certain funds that had historically been consolidated in our financial statements, we amended the governing documents of our funds at that time to provide that a simple majority of a fund’s unaffiliated investors have the right to liquidate that fund. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damage to us.
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

•
These funds’ investments are subject to risks relating to investments in commodities, swaps, futures, options and other derivatives, the prices of which are highly volatile and may be subject to a theoretically unlimited risk of loss in certain circumstances.

Fraud and other deceptive practices could harm fund performance and our performance.
Instances of bribery, fraud and other deceptive practices committed by senior management of portfolio companies in which an Apollo fund invests may undermine our due diligence efforts with respect to such companies, and if such fraud is discovered, negatively affect the valuation of a fund’s investments. Fraud or other deceptive practices by our own employees or advisors could have a similar effect on fund performance and our performance. In addition, when discovered, financial fraud may create legal exposure and may contribute to reputational harm and overall market volatility that can negatively impact an Apollo fund’s investment program. As a result, instances of bribery, fraud and other deceptive practices could result in performance that is poorer than expected.
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
As a business development company under the Investment Company Act, AINV may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions (referred to collectively as “senior securities”) up to the maximum amount permitted by the Investment Company Act. As a business development company, AINV is generally required to meet an asset coverage ratio of total assets to total borrowings and other senior securities, which include all of its borrowings and any preferred stock it may issue in the future, of at least 200%. If this ratio declines below 200%, the contractual arrangements governing these securities may require AINV to sell a portion of its investments and, depending on the nature of its leverage, repay a portion of its indebtedness at a time when such sales may be disadvantageous. On March 23, 2018, the President signed into law the Small Business Credit Availability Act (the “SBCAA”), which included various changes to regulations under the federal securities laws that impact business development companies, including changes to the Investment Company Act to allow business development companies to decrease their asset coverage requirement to 150% from 200% under certain circumstances. On April 4, 2018, the board of directors of AINV approved the application of the modified asset coverage requirements for AINV. Accordingly, effective April 4, 2019, for every $100 of net assets, AINV may raise $200 from senior securities, such as borrowings or issuing preferred stock. After April 4, 2019, if the asset coverage ratio declines below 150%, the contractual arrangements governing these securities may require AINV to sell a portion of its investments and, depending on the nature of its leverage, repay a portion of its indebtedness at a time when such sales may be disadvantageous.
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
As investment companies registered under the Investment Company Act, AFT and AIF may issue debt securities or preferred stock and/or borrow money from banks or other lenders, up to the maximum amount permitted by the Investment Company Act. Under the provisions of the Investment Company Act, AFT and AIF are restricted in the (i) issuance of preferred shares to amounts such that their respective asset coverage (as defined in the Investment Company Act) equals at least 200% after issuance and (ii) incurrence of indebtedness, including through the issuance of debt securities, such that immediately after issuance the fund will have an asset coverage (as defined in the Investment Company Act) of at least 300%. Lenders to the funds may demand higher asset coverage ratios. Further, if the value of a funds’ assets declines, such fund may be unable to satisfy its asset coverage requirements. If that happens, such fund, in order to pay dividends or repurchase its stock or to satisfy the requirements of its lenders, may be required to sell a portion of its investments and, depending on the nature of its leverage, repay a portion of its indebtedness at a time when such sales may be disadvantageous. Further, AFT and AIF may raise capital by issuing common shares, however, the offering price per common share generally must equal or exceed the net asset value per share, exclusive of any underwriting commissions or discounts, of the funds’ shares.
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

•	our creditworthiness, results of operations and financial condition;

•	the credit ratings of the Preferred shares;

•	the prevailing interest rates or rates of return being paid by other companies similar to us and the market for similar securities;

•	failure to meet analysts’ earnings estimates;

•	publication of research reports about us or the investment management industry or the failure of securities analysts to cover our Class A shares and our Preferred shares;

•	additions or departures of our Managing Partners and other key management personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by shareholders;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•
changes or proposed changes in laws or regulations or differing interpretations thereof affecting our businesses or enforcement of these laws and regulations, or announcements relating to these matters;

•	a lack of liquidity in the trading of our Class A shares and our Preferred shares;

•	adverse publicity about the investment management industry generally or individual scandals, specifically;

•	a breach of our computer systems, software or networks, or misappropriation of our proprietary information;

•	the fact that we do not provide comprehensive guidance regarding our expected quarterly and annual revenues, earnings and cash flow; and

•	economic, financial, geopolitical, regulatory or judicial events or conditions that affect us or the financial markets.
In addition, from time to time, we may also declare special quarterly distributions based on investment realizations. Volatility in the market price of our Class A shares may be heightened at or around times of investment realizations as well as following such realizations, as a result of speculation as to whether such a distribution may be declared.
Our performance, market conditions and prevailing interest rates have fluctuated in the past and can be expected to fluctuate in the future. Fluctuations in these factors could have an adverse effect on the price and liquidity of the Preferred shares. In general, as market interest rates rise, securities with fixed interest rates or fixed distribution rates, such as the Preferred shares, decline in value. Consequently, if you purchase the Preferred shares and market interest rates increase, the market price of the Preferred shares may decline. We cannot predict the future level of market interest rates.
Our ability to pay quarterly distributions on the Preferred shares will be subject to, among other things, general business conditions, our financial results, restrictions under the terms of our existing and future indebtedness, and our liquidity needs. Any reduction or discontinuation of quarterly distributions could cause the market price of the Preferred shares to decline significantly. Accordingly, the Preferred shares may trade at a discount to their purchase price.
An investment in Class A shares and our Preferred shares is not an investment in any of our funds, and the assets and revenues of our funds are not directly available to us.
Class A shares and our Preferred shares are securities of Apollo Global Management, LLC only. While our historical consolidated and combined financial information includes financial information, including assets and revenues of certain Apollo funds on a consolidated basis, and our future financial information will continue to consolidate certain of these funds, such assets and revenues are available to the fund, and not to us except through management fees, performance fees, distributions and other proceeds arising from agreements with funds, as discussed in more detail in this report.
Our Class A share price may decline due to the large number of shares eligible for future sale and for exchange into Class A shares.
The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2018, we had 201,400,500 Class A shares outstanding. The Class A shares reserved under our equity incentive plan are increased on the first day of each fiscal year by (i) the amount (if any) by which (a) 15% of the number of outstanding Class A shares and Apollo Operating Group units (“AOG Units”) exchangeable for Class A shares on a fully converted and diluted basis on the last day of the immediately preceding fiscal year exceeds (b) the number of shares then reserved and available for issuance under the Equity Plan, or (ii) such lesser amount by which the administrator may decide to increase the number of Class A shares. Taking into account grants of restricted share units (“RSUs”) and options made through December 31, 2018, 45,978,889 Class A shares remained available for future grant under our equity incentive plan. In addition, as of December 31, 2018, Holdings could at any time exchange its AOG Units for up to 202,345,561 Class A shares on behalf of our Managing Partners and Contributing Partners subject to the Amended and Restated Exchange Agreement. See “Item 13. Certain Relationships and Related Party Transactions-Amended and Restated Exchange Agreement.” We may also elect to sell additional Class A shares in one or more future primary offerings.
Our Managing Partners and Contributing Partners, through their partnership interests in Holdings, owned an aggregate of 50.1% of the AOG Units as of December 31, 2018. Subject to certain prior notice provisions and other procedures and restrictions (including any transfer restrictions and lock-up agreements applicable to our Managing Partners and Contributing Partners), each Managing Partner and Contributing Partner has the right to exchange the AOG Units for Class A shares. These Class A shares are eligible for resale from time to time, subject to certain contractual restrictions and applicable securities laws.
Our Managing Partners and Contributing Partners (through Holdings) have the ability to cause us to register the Class A shares they acquire upon exchange of their AOG Units, as was done in connection with the Company’s Secondary Offering in May 2013. See “Item 13. Certain Relationships and Related Party Transactions-Managing Partner Shareholders Agreement- Registration Rights.”
The Strategic Investor has the ability to cause us to register its non-voting Class A shares, as was done in connection with the Company’s Secondary Offering in May 2013. See “Item 13. Certain Relationships and Related Party Transactions-Lenders Rights Agreement.”
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
Our Managing Partners, through their ownership of BRH, beneficially own the Class B share that we have issued to BRH. The Managing Partners interests in such Class B share represented 52.4% of the total combined voting power of our shares entitled to vote as of December 31, 2018. As a result, they are able to exercise control over all matters requiring the approval of shareholders and are able to prevent a change in control of our company. In addition, our operating agreement provides that so long as the Apollo control condition (as described in “Item 10. Directors, Executive Officers and Corporate Governance-Our Manager”) is satisfied, our manager, which is owned and controlled by our Managing Partners, manages all of our operations and activities. The control of our manager will make it more difficult for a potential acquirer to assume control of our Company. Other provisions in our operating agreement may also make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our shareholders. For example, our operating agreement requires advance notice for proposals by shareholders and nominations, places limitations on convening shareholder meetings, and authorizes the issuance of preferred shares that could be issued by our board of directors to thwart a takeover attempt. In addition, certain provisions of Delaware law give us the ability to delay or prevent a transaction that could cause a change in our control. The market price of our Class A shares and our Preferred shares could be adversely affected to the extent that our Managing Partners’ control over our Company, the control exercised by our manager as well as provisions of our operating agreement discourage potential takeover attempts that our shareholders may favor.
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
We grant Class A restricted share units to certain of our investment professionals and other personnel, both when hired and as a portion of the discretionary annual compensation they may receive. We require that a portion of the performance fees distributions payable by the general partners of certain of the funds we manage be used by the recipients of those distributions to purchase restricted Class A shares issued under our equity incentive plan. While this practice promotes alignment with shareholders and encourages investment professionals to maximize the success of the Company as a whole, these equity awards, if fulfilled by issuances of new shares by us rather than by open market purchases (which do not cause any dilution), may increase personnel-related shareholder dilution. In addition, volatility in the price of our Class A shares could adversely affect our ability to attract and retain our investment professionals and other personnel. To recruit and retain existing and future investment professionals, we may need to increase the level of compensation that we pay to them, which may cause a higher percentage of our revenue to be paid out in the form of compensation, which would have an adverse impact on our profit margins.
Purchases of our Class A shares pursuant to our share repurchase program may affect the value of our Class A shares, and there can be no assurance that our share repurchase program will enhance shareholder value.
Pursuant to our publicly announced share repurchase program, we are authorized to repurchase up to $500 million in the aggregate of our Class A shares, including through the repurchase of our outstanding Class A shares through a share repurchase program and through a reduction of Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the 2007 Equity Plan (and any successor equity plan thereto). The timing and amount of any share repurchases will be determined based on legal requirements, price, market and economic conditions and other factors. This activity could increase (or reduce the size of any decrease in) the market price of our Class A shares at that time. Additionally, repurchases under our share repurchase program have and will continue to diminish our cash reserves, which could impact our ability to pursue possible strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any share repurchases will enhance shareholder value because the market price of our Class A shares could decline. Although our share repurchase program is intended to enhance long-term shareholder value, short-term share price fluctuations could reduce the program’s effectiveness.
Risks Related to Our Organization and Structure
Our shareholders do not elect our manager and have limited ability to influence decisions regarding our businesses.
So long as the Apollo control condition is satisfied, our manager, AGM Management, LLC, which is owned and controlled by our Managing Partners, will manage all of our operations and activities. AGM Management, LLC is managed by BRH, a Cayman Islands limited company owned by our Managing Partners and managed by an executive committee composed of our Managing Partners. Our shareholders do not elect our manager, its manager or its manager’s executive committee and, unlike the holders of common stock in a corporation, have only limited voting rights on matters affecting our businesses and therefore limited ability to influence decisions regarding our businesses. Furthermore, if our shareholders are dissatisfied with the performance of our manager, they will have little ability to remove our manager. As discussed below, the Managing Partners collectively had 52.4% of the voting power of Apollo Global Management, LLC as of December 31, 2018. Therefore, they have the ability to control any shareholder vote that occurs, including any vote regarding the removal of our manager.
In addition, holders of the Preferred shares generally have no voting rights and have none of the voting rights given to holders of our Class A shares, subject to certain exceptions.
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
Our Managing Partners controlled 52.4% of the combined voting power of our shares entitled to vote as of December 31, 2018. Accordingly, our Managing Partners have the ability to control our management and affairs to the extent not controlled by our manager. In addition, they are able to determine the outcome of all matters requiring shareholder approval (such as a proposed sale of all or substantially of our assets, the approval of a merger or consolidation involving the company, and an election by our manager to dissolve the company) and are able to cause or prevent a change of control of our company and could preclude any unsolicited acquisition of our company. The control of voting power by our Managing Partners could deprive Class A shareholders of an opportunity to receive a premium for their Class A shares as part of a sale of our company, and might ultimately affect the market price of the Class A shares.
In addition, our Managing Partners and Contributing Partners, through their beneficial ownership of partnership interests in Holdings, were entitled to 50.1% of Apollo Operating Group’s economic returns through the AOG Units owned by Holdings as of December 31, 2018. Because they hold their economic interest in our businesses directly through the Apollo Operating Group, rather than through the issuer of the Class A shares, our Managing Partners and Contributing Partners may have conflicting interests with holders of Class A shares including relating to the selection, structuring, and disposition of investments and any decision to alter our structure, including a decision to convert us to an entity taxed as a corporation for U.S. Federal income tax purposes. For example, our Managing Partners and Contributing Partners may have different tax positions from us, in part because our Managing Partners and Contributing Partners hold their AOG Units through entities that are not subject to corporate income taxation and we hold the AOG Units in part through a wholly-owned subsidiary that is subject to corporate income taxation. In addition, the earlier taxable disposition of assets following an exchange transaction by a Managing Partner or Contributing Partner may accelerate payments under the tax receivable agreement and increase the present value of such payments, and the taxable disposition of assets before an exchange or transaction by a Managing Partner or Contributing Partner may increase the tax liability of a Managing Partner or Contributing Partner without giving rise to any rights to such Managing Partner or Contributing Partner to receive payments under the tax receivable agreement. For a description of the tax receivable agreement, see “Item 13. Certain Relationships and Related Party Transactions-Amended and Restated Tax Receivable Agreement.” Additionally, as a result of the reduction in the corporate tax rate to 21%, there is a significant differential in tax rates that apply to our wholly-owned corporate subsidiary and our Managing Partners and Contributing Partners, which may influence when and to what extent our manager decides to cause the Apollo Operating Group to make distributions to Holdings, which is 100% beneficially owned, directly and indirectly, by our Managing Partners and our Contributing Partners, and the five intermediate holding companies, which are 100% owned by us. In addition, the structuring of future transactions may take into consideration the Managing Partners’ and Contributing Partners’ tax considerations even where no similar benefit would accrue to us.
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

•
Other than as provided in the non-competition, non-solicitation and confidentiality obligations to which our Managing Partners and other professionals are subject, which may not be enforceable or may involve costly litigation, affiliates of our manager and existing and former personnel employed by our manager are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us.

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
As a holding company, our ability to pay distributions will be subject to the ability of our subsidiaries to provide cash to us. We intend to make quarterly distributions to the holders of our Class A shares and our Preferred shares. Accordingly, we expect to cause the Apollo Operating Group to make distributions to its shareholders (Holdings, which is 100% beneficially owned, directly and indirectly, by our Managing Partners and our Contributing Partners, and the intermediate holding companies, which are 100% owned by us), pro rata in an amount sufficient to enable us to pay such distributions to the holders of our Class A shares and our Preferred shares; however, such distributions may not be made. In addition, our manager can reduce or eliminate our distributions at any time, in its discretion.
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
The TCJA is the most comprehensive tax legislation passed in decades and contains many significant changes to the U.S. Federal income tax laws, the consequences of which have not yet been fully determined. In particular, the TCJA makes various changes to the U.S. Federal income tax laws that significantly impact the taxation of individuals, corporations and the taxation of taxpayers with overseas assets and operations. The TCJA, among other things, reduces the corporate income tax rate from 35% to 21%, limits the deductibility of net business interest expense for most businesses to 30% of “adjusted taxable income” (which is similar to EBITDA for taxable years beginning before January 1, 2022, and similar to EBIT for taxable years beginning thereafter), limits the deduction for net operating losses generated after 2017 to 80% of taxable income, eliminates the corporate alternative minimum tax, provides for immediate deductions for certain investments instead of deductions for depreciation expense over time, changes the timing of certain income recognition, introduces a longer holding period requirement for performance fees to receive long-term capital gain treatment, denies dividends received deductions for hybrid dividends and certain interest or royalty deductions involving hybrid transactions or hybrid entities, creates a new minimum tax on certain foreign income and combats base erosion in the U.S. through a new alternative tax.
Although we expect that the reduction in the corporate tax rate from 35% to 21%, the immediate expensing of certain capital expenditures, and certain other changes introduced by the TCJA will be beneficial to us and the portfolio companies of our funds, other changes introduced by the TCJA are expected to have an adverse effect. In particular, the new provisions addressing interest deductibility may limit the amount of interest expense that is deductible for U.S. Federal income tax purposes by certain of our funds’ portfolio companies and thus increase taxes paid by such portfolio companies. In addition, introduction of the new “base erosion and anti-abuse tax” or “BEAT,” which imposes a minimum tax on certain entities that make significant deductible payments to related foreign entities may result in a material additional tax burden for certain portfolio companies owned by our funds and Athene, which may reduce cash flow and make these investments less valuable over time.
To date, the IRS has issued several notices and proposed regulations with respect to certain provisions of the TCJA, however there remains limited guidance. There are numerous interpretive issues and ambiguities that will require guidance and that are not clearly addressed in the Conference Report that accompanied the TCJA or guidance produced by the IRS to date. Technical corrections legislation will likely be needed to clarify certain of the new provisions and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or other legislative changes that may be needed to prevent unintended or unforeseen adverse tax consequences will be enacted by Congress. We continue to examine the impact of the TCJA, but the compliance costs for us to ensure proper compliance with changes introduced by the TCJA may prove burdensome in the future and the TCJA may adversely affect our results of operations and cash flows. The impact of the TCJA on our Class A shareholders also remains uncertain but may cause adverse tax consequences for certain of our Class A shareholders.

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
The U.S. Federal income tax treatment of holders of Class A shares depends in some instances on determinations of fact and interpretations of complex provisions of U.S. Federal income tax law for which no clear precedent or authority may be available. In particular, there is limited guidance regarding the application and interpretation of the TCJA, as discussed above under “—Risks Related to Taxation-Recently enacted U.S. tax legislation may materially adversely affect our results of operations and cash flows and may have adverse tax consequences for certain of our Class A shareholders.” As a result, there is significant uncertainty regarding how the provisions of the TCJA will be interpreted, and guidance may not be forthcoming from the government. To date, the IRS has issued several notices and proposed regulations with respect to certain provisions of the TCJA, however there remains limited guidance. There can be no assurance that technical clarifications or other legislative changes that may be needed to prevent unintended or unforeseen adverse tax consequences will be enacted by Congress. Any changes to, clarifications of, or guidance under the TCJA could have an adverse effect on our results of operations or the value of our Class A shares.
You should also be aware that the U.S. Federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and the U.S. Department of the Treasury, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships and entities taxed as partnerships. The present U.S. Federal income tax treatment of an investment in our Class A shares may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. Changes to the U.S. Federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. Federal income tax purposes that is not taxable as a corporation, affect or cause us to change our investments and commitments, affect the tax considerations of an investment in us, change the character or treatment of portions of our income (including, for instance, the treatment of performance fees short-term capital gain or as ordinary income rather than long-term capital gain) and adversely affect an investment in our Class A shares. In addition, it is possible that future legislation increases the U.S. federal income tax rates applicable to corporations again. No prediction can be made as to whether any particular proposed legislation will be enacted or, if enacted, what the specific provisions or the effective date of any such legislation would be, or whether it would have any effect on us. As such, we cannot assure you that future legislative, administrative or judicial developments will not result in an increase in the amount of U.S. tax payable by us, our funds, portfolio companies owned by our funds or by investors in our Class A shares. If any such developments occur, our business, results of operation and cash flows could be adversely affected and such developments could have an adverse effect on your investment in our Class A shares.
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
Under the Foreign Account Tax Compliance Act, or “FATCA”, certain U.S. withholding agents, or USWAs, foreign financial institutions, or “FFIs”, and non-financial foreign entities, or “NFFEs”, are required to report information about offshore accounts and investments to the U.S. or their local taxing authorities annually. In response to this legislation, various foreign governments have entered into Intergovernmental Agreements, or “IGAs”, with the U.S. Government and some have enacted similar legislation.
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
Further, FATCA as well as Chapters 3 and 61 of the Internal Revenue Code, require Apollo to collect new IRS Tax Forms (W-9 and W-8 series), and, in some cases, Cayman Self-Certifications and other supporting documentation from their investors. Similarly, CRS requires Apollo to collect CRS Self-Certifications. Apollo has undertaken efforts to re-paper their pre-existing investors and new investors.
Failure to meet these regulatory requirements could expose Apollo and/or its investors to a punitive withholding tax of 30% on certain U.S. payments and possibly limit their ability to open bank accounts and secure funding the global capital markets. Beginning in 2019, a 30% withholding tax applies to the gross proceeds from the sale of U.S. stocks and securities. Recently proposed regulations were issued eliminating withholding on the payments of gross proceeds and further delaying the effective date of foreign pass-thru payment withholding, however aspects of these changes are uncertain and may be modified by regulations issued by the U.S. Treasury Department. The reporting obligations imposed under FATCA require FFIs to comply with agreements with the IRS to obtain and disclose information about certain investors to the IRS. The administrative and economic costs of compliance with FATCA may discourage some investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors. Like FATCA, CRS imposes reporting obligations on Financial Institutions (“FIs”) not residents in the United States, but CRS does not impose withholding tax obligations. Compliance with CRS and other similar regimes could result in increased administrative and compliance costs and could subject our investment entities to increased non-U.S. withholding taxes.
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
If you sell your Class A shares, you will recognize a gain or loss equal to the difference between the amount realized and your adjusted tax basis allocated to those Class A shares. Prior distributions to you in excess of the total net taxable income allocated to you will have decreased the tax basis in your Class A shares. Therefore, such excess distributions will increase your taxable gain, or decrease your taxable loss, when the Class A shares are sold and may result in a taxable gain even if the sale price is less than the original cost. A portion of the amount realized, whether or not representing a gain, may be ordinary income to you.
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
As a result of new rules introduced by the TCJA, if we are treated as engaged (directly or indirectly) in a trade or business within the United States, any gain realized by a non-U.S. holder from the sale or exchange of Class A shares would constitute ECI to the extent such holder’s distributive share of the amount of gain would have been treated as ECI if we had sold all of our assets at their fair market value as of the date of the sale or exchange of such Class A share. Furthermore, the transferee of such Class A shares may be required to deduct and withhold a tax equal to 10% of the amount realized (or deemed realized) on the sale or exchange such Class A shares. If the transferee fails to withhold the required amount, we may be required to deduct and withhold from distributions to the transferee a tax in an amount equal to the amount the transferee failed to withhold (plus interest on such amount). Even if a non-U.S. holder disposes of its Class A shares in a transaction that otherwise qualifies as a non-recognition transaction, such non-U.S. holder may recognize gain and be subject to the withholding if we are treated as engaged in a U.S. trade or business. The TCJA provides that the U.S. Treasury Department has the regulatory authority to prescribe circumstances in which certain non-recognition provisions will continue to apply to defer the recognition of gain. In addition, the IRS recently released a notice suspending the withholding requirements described above for shares of publicly traded partnerships, such as us, and providing several exceptions to this 10% withholding tax that may or may not apply with respect to a non-U.S. holder’s transfer of its Class A shares, until such time as regulations or other guidance have been issued. As a result, it is unclear how this provision may impact transfers of Class A shares in the future.
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
Under new rules introduced by the TCJA, a tax-exempt holder will be required to calculate UBTI separately with respect to each trade or business in which it has an interest and will not be able to use a net operating loss from one trade or business to offset UBTI from another trade or business. Accordingly, losses generated by one operating pass-through entity, in which such tax-exempt holder has an interest, may not be used to reduce UBTI generated by another operating pass-through entity in which such tax-exempt holder has an interest, and such loss must instead be carried forward to subsequent years to offset UBTI generated by the same operating pass-through entity. The use of a net operating loss arising in a taxable year beginning before January 1, 2018, is not subject to such limitation. For these purposes, the IRS recently issued a notice that permits tax-exempt organizations to aggregate their investments in partnerships and treat them as one trade or business if certain de minimis or control requirements are satisfied with respect to the relevant partnership.

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
Class A shareholders may be subject to foreign, state and local taxes and return filing requirements as a result of investing in our Class A shares.
In addition to U.S. Federal income taxes, our Class A shareholders may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if our Class A shareholders do not reside in any of those jurisdictions. Our Class A shareholders may also be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. As a result of the TCJA, for Class A shareholders that are non-corporate U.S. shareholders, the deductibility of foreign, state and local taxes will be subject to substantial limitations for taxable years 2018 through 2025. Further, Class A shareholders may be subject to penalties for failure to comply with those requirements. It is the responsibility of each Class A shareholder to file all U.S. Federal, foreign, state and local tax returns that may be required of such Class A shareholder.
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
We may be liable for adjustments to our tax returns as a result of partnership audit legislation that has recently become effective.
Legislation enacted in 2015 and effective the 2018 taxable year significantly changes the rules for U.S. Federal income tax audits of partnerships. Such audits will continue to be conducted at the partnership level, but with respect to tax returns for taxable years beginning after December 31, 2017, any adjustments to the amount of tax due (including interest and penalties) will be payable by the partnership rather than the partners of such partnership unless the partnership qualifies for and affirmatively elects an alternative procedure. In general, under the default procedures, taxes imposed on us would be assessed at the highest rate of tax applicable for the reviewed year and determined without regard to the character of the income or gain, the tax status of our shareholders or the benefit of any shareholder-level tax attributes (that could otherwise reduce any tax due).
Under the elective alternative procedure, we would issue information returns to persons who were shareholders in the audited year, who would then be required to take the adjustments into account in calculating their own tax liability, and we would not be liable for the adjustments to the amount of tax due (including interest and penalties). The Treasury recently released final regulations relating to the elective alternative procedure mechanics, which resolved several uncertain aspects of these mechanics, however aspects of these changes remain unclear. Our manager has discretion whether or not to make use of this elective alternative procedure and has not yet determined whether or to what extent the election will be available or appropriate.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal executive offices are located in leased office space at 9 West 57th Street, New York, New York 10019. We also lease the space for our offices in New York, Los Angeles, San Diego, Houston, Bethesda, London, Frankfurt, Madrid, Luxembourg, Mumbai, Delhi, Singapore, Hong Kong, Shanghai and Tokyo. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our businesses.

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
The number of holders of record of our Class A shares as of February 26, 2019 was 142. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers. As of February 26, 2019, there was 1 holder of our Class B share.
Cash Distribution Policy
The quarterly cash distributions paid to our Class A shareholders can be found in note 13 to our consolidated financial statements. We have declared an additional cash distribution of $0.56 per Class A share in respect of the fourth quarter of 2018 which will be paid on February 28, 2019 to holders of record of Class A shares at the close of business on February 21, 2019.
Distributable Earnings (“DE”), as well as DE After Taxes and Related Payables are derived from our segment reported results, and are supplemental non-U.S. GAAP measures to assess performance and the amount of earnings available for distribution to Class A shareholders, holders of RSUs that participate in distributions and holders of AOG Units. DE represents the amount of net realized earnings without the effects of the consolidation of any of the related funds. DE, which is a component of Economic Income (“EI”), is the sum across all segments of (i) total management fees and advisory and transaction fees, (ii) other income (loss), (iii) realized performance fees, excluding realizations received in the form of shares and (iv) realized investment income, less (x) compensation expense, excluding the expense related to equity-based awards, (y) realized profit sharing expense, and (z) non-compensation expenses, excluding depreciation and amortization expense. DE After Taxes and Related Payables represents DE less estimated current corporate, local and non-U.S. taxes as well as the payable under Apollo’s tax receivable agreement. DE After Taxes and Related Payables is net of preferred distributions, if any, to Series A and Series B Preferred shareholders.

Subject to certain exceptions, unless distributions have been declared and paid or declared and set apart for payment on the Series A Preferred shares for a quarterly distribution period, during the remainder of that distribution period, we may not declare or pay or set apart payment for distributions on any Class A shares and any other equity securities that the Company may issue in the future ranking, as to the payment of distributions, junior to our Series A Preferred shares and we may not repurchase any such junior shares. See “Risk Factors—Risks Related to Our Class A Shares and Our Preferred Shares—We cannot assure you that our intended quarterly distributions will be paid such quarter or at all.”
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

•
First, we will cause one or more entities in the Apollo Operating Group to make a distribution to all of its partners or members (as applicable), including our wholly-owned subsidiaries APO Corp., APO Asset Co., LLC, APO (FC), LLC, APO (FC II), LLC, APO UK (FC), Limited and APO (FC III), LLC (as applicable), and Holdings, on a pro rata basis;

•
Second, we will cause our intermediate holding companies, APO Corp., APO Asset Co., LLC, APO (FC), LLC, APO (FC II), LLC, APO UK (FC), Limited and APO (FC III), LLC (as applicable), to distribute to us, from their net after-tax proceeds, amounts equal to the aggregate distribution we have declared; and

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
Under Delaware law we are prohibited from making a distribution to the extent that our liabilities, after such distribution, exceed the fair value of our assets. Our operating agreement does not contain any restrictions on our ability to make distributions, except that we may only distribute Class A shares to holders of Class A shares. The debt arrangements, as described in note 10 to our consolidated financial statements, do not contain restrictions on our or our subsidiaries' ability to pay distributions; however, instruments governing indebtedness that we or our subsidiaries incur in the future may contain restrictions on our or our subsidiaries' ability to pay distributions or make other cash distributions to equity holders.
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
As of December 31, 2018, approximately 9.8 million RSUs granted to Apollo employees (net of forfeited awards) were entitled to distribution equivalents, which are paid in cash.

Securities Authorized for Issuance Under Equity Compensation Plans
See the table under “Securities Authorized for Issuance Under Equity Compensation Plans” set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Unregistered Sale of Equity Securities
On November 2, 2018, November 15, 2018, November 16, 2018 and November 29, 2018, we issued 156,907, 253,694, 10,833, and 758 Class A shares, respectively, net of taxes to Apollo Management Holdings, L.P., a subsidiary of Apollo Global Management, LLC, in connection with issuances of shares to participants in the 2007 Equity Plan for an aggregate purchase price of $4.8 million, $7.6 million, $0.3 million and $21.5 thousand, respectively. The issuance was exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our Class A shares made by us or on our behalf during the fiscal quarter ended December 31, 2018.

Period	Number of Class A Shares Purchased(1)	Average Price Paid per Share	Class A Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Class A Shares that May be Purchased Under the Plan or Programs
October 1, 2018 through October 31, 2018	—	$—	—	$76,007,061
November 1, 2018 through November 30, 2018	300,000	30.17	36,571	74,903,714
December 1, 2018 through December 31, 2018	—	—	—	74,903,714
Total	300,000		36,571

(1)
Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted Class A shares of AGM that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's 2007 Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase Class A shares on the open market and retire them. During the three months ended December 31, 2018, we repurchased 263,429 Class A shares at an average price paid per share of $30.17 in open-market transactions not pursuant to a publicly-announced repurchase plan or program on account of these awards. See note 13 for further information on Class A shares.

(2)
Pursuant to a publicly announced share repurchase program, the Company is authorized to repurchase up to $500 million in the aggregate of its Class A shares, including through the repurchase of outstanding Class A shares and through a reduction of Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the 2007 Equity Plan (or any successor equity plan thereto). Class A shares may be repurchased from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. The Company is not obligated under the terms of the program to repurchase any of its Class A shares. The repurchase program has no expiration date and may be suspended or terminated by the Company at any time without prior notice. Class A shares repurchased as part of this program are canceled by the Company. Reductions of Class A shares issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the 2007 Equity Plan are not included in the table.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected historical consolidated and other data of Apollo Global Management, LLC should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data.”
The selected historical consolidated statements of operations data of Apollo Global Management, LLC for each of the years ended December 31, 2018, 2017 and 2016 and the selected historical consolidated statements of financial condition data as of December 31, 2018 and 2017 have been derived from our audited consolidated financial statements which are included in “Item 8. Financial Statements and Supplementary Data.”
We derived the selected historical consolidated statements of operations data of Apollo Global Management, LLC for the years ended December 31, 2015 and 2014 and the selected consolidated statements of financial condition data as of December 31, 2016, 2015 and 2014 from our audited consolidated financial statements which are not included in this report.

	For the Years Ended December 31,
	2018	2017(1)	2016(1)	2015(1)	2014(1)
	(in thousands, except per share data)
Statement of Operations Data
Revenues:
Management fees	$1,345,252	$1,154,925	$1,043,513	$930,194	$850,441
Advisory and transaction fees, net	112,278	117,624	146,665	14,186	315,587
Investment income (loss):
Performance allocations	(400,305)	1,306,193	712,865	45,079	365,399
Principal investment income	5,122	161,630	103,178	14,855	53,856
Total investment income (loss)	(395,183)	1,467,823	816,043	59,934	419,255
Incentive fees	30,718	31,431	67,341	52,211	28,656
Total Revenues	1,093,065	2,771,803	2,073,562	1,056,525	1,613,939
Expenses:
Compensation and benefits:
Salary, bonus and benefits	459,604	428,882	389,130	354,524	338,049
Equity-based compensation	173,228	91,450	102,983	97,676	126,320
Profit sharing expense	(57,833)	515,073	357,074	85,229	276,190
Total compensation and benefits	574,999	1,035,405	849,187	537,429	740,559
Interest expense	59,374	52,873	43,482	30,071	22,393
General, administrative and other	266,444	257,858	247,000	255,061	265,189
Placement fees	2,122	13,913	26,249	8,414	15,422
Total Expenses	902,939	1,360,049	1,165,918	830,975	1,043,563
Other Income (Loss):
Net gains (losses) from investment activities	(186,449)	95,104	139,721	121,723	213,243
Net gains from investment activities of consolidated variable interest entities	45,112	10,665	5,015	19,050	22,564
Interest income	20,654	6,421	4,072	3,232	10,392
Other income, net	35,829	245,640	4,562	7,673	60,592
Total Other Income (Loss)	(84,854)	357,830	153,370	151,678	306,791
Income before income tax provision	105,272	1,769,584	1,061,014	377,228	877,167
Income tax provision	(86,021)	(325,945)	(90,707)	(26,733)	(147,245)
Net Income	19,251	1,443,639	970,307	350,495	729,922
Net income attributable to Non-Controlling Interests	(29,627)	(814,535)	(567,457)	(215,998)	(561,693)
Net Income (Loss) Attributable to Apollo Global Management, LLC	(10,376)	629,104	402,850	134,497	168,229
Net income attributable to Series A Preferred Shareholders	(17,531)	(13,538)	—	—	—
Net income attributable to Series B Preferred Shareholders	(14,131)	—	—	—	—
Net Income (Loss) Attributable to Apollo Global Management, LLC Class A Shareholders	$(42,038)	$615,566	$402,850	$134,497	$168,229
Distributions Declared per Class A Share	$1.93	$1.85	$1.25	$1.96	$3.11
Net Income (Loss) Available to Class A Share – Basic	$(0.30)	$3.12	$2.11	$0.61	$0.62
Net Income (Loss) Available to Class A Share – Diluted	$(0.30)	$3.10	$2.11	$0.61	$0.62

	For the Years Ended December 31,
	2018	2017(1)	2016(1)	2015(1)	2014(1)
	(in thousands)
Statement of Financial Condition Data
Total assets	$5,991,654	$6,991,070	$5,629,553	$4,559,808	$23,172,788
Debt (excluding obligations of consolidated variable interest entities)	1,360,448	1,362,402	1,352,447	1,025,255	1,027,965
Debt obligations of consolidated variable interest entities	855,461	1,002,063	786,545	801,270	14,123,100
Total shareholders’ equity	2,451,840	2,897,796	1,867,528	1,388,981	5,943,461
Total Non-Controlling Interests	1,075,644	1,434,870	1,032,412	739,476	4,156,979

(1)
Apollo adopted new revenue recognition accounting guidance during the year ended December 31, 2018 on a modified retrospective basis. The adoption did not impact periods prior to 2018. However, in conjunction with the adoption of the new revenue recognition accounting guidance, the Company implemented a change in accounting principle for performance allocations on a full retrospective basis which did impact presentation of various line items within the statements of operations and financial condition in all periods presented. See note 2 to the consolidated financial statements for details regarding the Company’s adoption of the new revenue recognition accounting guidance and change in accounting principle.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Apollo Global Management, LLC’s consolidated financial statements and the related notes as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section of this report entitled “Item 1A. Risk Factors.” The highlights listed below have had significant effects on many items within our consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.
General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in credit, private equity and real assets with significant distressed expertise and a flexible mandate in the majority of our funds which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 32 years and lead a team of 1,143 employees, including 410 investment professionals, as of December 31, 2018.
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

(ii)	Private equity—primarily invests in control equity and related debt instruments, convertible securities and distressed debt instruments; and

(iii)
Real assets—primarily invests in real estate equity and infrastructure equity for the acquisition and recapitalization of real estate and infrastructure assets, portfolios, platforms and operating companies, and real estate and infrastructure debt including first mortgage and mezzanine loans, preferred equity and commercial mortgage backed securities.

These business segments are differentiated based on the varying investment strategies. The performance is measured by management on an unconsolidated basis because management makes operating decisions and assesses the performance of each of Apollo’s business segments based on financial and operating metrics and data that exclude the effects of consolidation of any of the managed funds.
Our financial results vary since performance fees, which generally constitute a large portion of the income we receive from the funds that we manage, as well as the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. As a result, we emphasize long-term financial growth and profitability to manage our business.
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
As of December 31, 2018, we had total AUM of $280.3 billion across all of our businesses. More than 90% of our total AUM was in funds with a contractual life at inception of seven years or more, and 49% of such AUM was in permanent capital vehicles. For our credit segment, total gross and net returns, excluding Athene and Athora assets that are managed or advised by Apollo but not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo, were 2.2% and 1.2%, respectively, for the year ended December 31, 2018.
As of December 31, 2017, Fund IX held its final closing, raising a total of $23.5 billion in third-party capital and approximately $1.2 billion of additional capital from Apollo and affiliated investors for total commitments of $24.7 billion. On December 31, 2013, Fund VIII held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of December 31, 2018, Fund VIII had $3.4 billion of uncalled commitments remaining. Additionally, Fund VII held a final closing in December 2008, raising a total of $14.7 billion, and as of December 31, 2018, Fund VII had $2.0 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through December 31, 2018. Apollo’s private equity fund depreciation was (9.8)% for the year ended December 31, 2018.
For our real assets segment, total combined gross and net returns for U.S. RE Fund I and U.S. RE Fund II including co-investment capital were 10.2% and 8.8%, respectively, for the year ended December 31, 2018.
For further detail related to fund performance metrics across all of our businesses, see “—The Historical Investment Performance of Our Funds.”
Subsequent to December 31, 2018, the Company determined to change the business segment in which it reports certain funds and accounts to align its segment reporting with the manner in which such funds and accounts were managed subsequent to December 31, 2018.  Effective January 1, 2019, the European Principal Fund series which the Company has historically reported in the credit segment, moved to the Company’s real assets segment.  In addition, one of the fund’s in the Company’s Credit Opportunity Fund series as well as several other funds and accounts that generally invest in illiquid opportunistic investments, which the Company historically reported within its credit segment, moved to the Company’s private equity segment.

Holding Company Structure
The diagram below depicts our current organizational structure:

BRH Holdings GP, Ltd. (Class B Share)(2)(5)
Managing Partners
100% of LP Units
GP
BRH Holdings, L.P.(3)
52.3% of Total Voting Power
90.8% of LP Units
GP
Class A Shareholders (Class A Shares)(1)
AGM Management, LLC(5) (Our Manager)
Contributing Partners
9.2% of LP Units
AP Professional Holdings, L.P. (50.0% of Apollo Operating Group Units)(4)
47.7% of Total Voting Power
50.0% of the LP Units of Each Apollo Operating Group Entity
Apollo Global Management, LLC
(50.0% of Apollo Operating Group Units)(6)
Intermediate Holding Companies
100%
APO Asset Co., LLC
100%
APO (FC), LLC
100%
APO (FC III), LLC
100%
APO UK (FC), Limited
100%
APO (FC II), LLC
100%
APO Corp.
50.0% of the LP units of certain Apollo Operating Group Entities
50.0% of the LP units of certain Apollo Operating Group Entities
50.0% of the LP units of certain Apollo Operating Group Entities
50.0% of the LP units of certain Apollo Operating Group Entities
50.0% of the LP units of certain Apollo Operating Group Entities
50.0% of the LP units of certain Apollo Operating Group Entities
Apollo Operating Group

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of February 26, 2019.

(1)
Based on a Form 13F for the quarter ended December 31, 2018 filed with the SEC on February 8, 2019 by the Strategic Investor, the Strategic Investor holds 8.8% of the Class A shares outstanding and 4.4% of the economic interests in the Apollo Operating Group. The Class A shares held by investors other than the Strategic Investor represent 47.7% of the total voting power of our shares entitled to vote and 45.6% of the economic interests in the Apollo Operating Group. Class A shares held by the Strategic Investor do not have voting rights. However, such Class A shares will become entitled to vote upon transfers by the Strategic Investor in accordance with the agreements entered into in connection with the investments made by the Strategic Investor.

(2)
Our Managing Partners own BRH Holdings GP, Ltd., which in turn holds our only outstanding Class B share. The Class B share represents 52.3% of the total voting power of our shares entitled to vote but no economic interest in Apollo Global Management, LLC. Our Managing Partners’ economic interests are instead represented by their indirect beneficial ownership, through Holdings, of 45.4% of the limited partner interests in the Apollo Operating Group.

(3)	Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles, limited partner interests in Holdings.

(4)
Holdings owns 50.0% of the limited partner interests in each Apollo Operating Group entity. The AOG Units held by Holdings are exchangeable for Class A shares. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 45.4% of the AOG Units. Our Contributing Partners, through their ownership interests in Holdings, beneficially own 4.6% of the AOG Units.

(5)	BRH Holdings GP, Ltd. is the sole member of AGM Management, LLC, our manager. The management of Apollo Global Management, LLC is vested in our manager as provided in our operating agreement.

(6)
Represents 50.0% of the limited partner interests in each Apollo Operating Group entity, held through the intermediate holding companies. Apollo Global Management, LLC, also indirectly owns 100% of the general partner interests in each Apollo Operating Group entity.

Each of the Apollo Operating Group entities holds interests in different businesses or entities organized in different jurisdictions.
Our structure is designed to accomplish a number of objectives, the most important of which are as follows:

•
We are a holding company that is qualified as a partnership for U.S. federal income tax purposes. Our intermediate holding companies enable us to maintain our partnership status and to meet the qualifying income exception.

•
We have historically used multiple management companies to segregate operations for business, financial and other reasons. Going forward, we may increase or decrease the number of our management companies, partnerships or other entities within the Apollo Operating Group based on our views regarding the appropriate balance between (a) administrative convenience and (b) continued business, financial, tax and other optimization.

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
In the U.S., the S&P 500 Index decreased by 6.2% during 2018, following an increase of 19.4% in 2017. Outside the U.S., global equity markets depreciated during 2018, with the MSCI All Country World ex USA Index decreasing 14.4% following an increase of 25.9% in 2017.
Conditions in the credit markets also have a significant impact on our business, and in 2018, indices posted mixed returns. The BofAML HY Master II Index fell 2.3% in 2018, following an increase of 7.5% in 2017. The S&P/LSTA Leveraged Loan Index increased 0.4% in 2018, following an increase of 4.1% in 2017. Benchmark interest rates finished the year higher from where they were at the end of 2017, as the Federal Reserve raised the target rate four times during the year and nine times since December 2015. The U.S. 10-year Treasury yield rose slightly to finish the year at 2.7%.
Foreign exchange rates can materially impact the valuations of our investments and those of our funds that are denominated in currencies other than the U.S. dollar. Relative to the U.S. dollar, the Euro depreciated 4.5% during the year after appreciating 14.1% in 2017, and the British pound depreciated 5.6% in 2018, after appreciating 9.5% in 2017. Commodities generally depreciated in 2018, with gold, copper, natural gas and sugar decreasing, while wheat appreciated. The price of crude oil decreased by 24.8% during the year ended December 31, 2018.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 2.6% in 2018, higher than the 2.3% growth experienced in 2017. As of January 2019, the International Monetary Fund estimated that the U.S. economy will expand by 2.5% in 2019 and 1.8% in 2020. Additionally, the U.S. unemployment rate stood at 3.9% as of December 31, 2018.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its fund investors by focusing on opportunities that management believes are often overlooked by other investors. As such, Apollo’s global integrated investment platform deployed $16.1 billion of capital through the funds it manages during the year ended December 31, 2018. We believe Apollo’s expertise in credit and its focus on nine core industry sectors, combined with more than 28 years of investment experience, has allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors include chemicals, manufacturing and industrial, natural resources, consumer and retail, consumer services, business services, financial services, leisure, and media/telecom/technology. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods.
In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities, such as continuing to grow the assets of our permanent capital vehicles. As such, Apollo had $60.0 billion of capital inflows during the year ended December 31, 2018. While Apollo continues to attract capital inflows, it also continues to generate realizations for fund investors. Apollo returned $11.1 billion of capital and realized gains to the investors in the funds it manages during the year ended December 31, 2018.
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
Fee Related Earnings
Fee Related Earnings (“FRE”) is derived from our segment reported results and refers to a component of EI that is used as a supplemental performance measure to assess whether revenues that we believe are generally more stable and predictable in nature, primarily consisting of management fees, are sufficient to cover associated operating expenses and generate profits. FRE is the sum across all segments of (i) management fees, (ii) advisory and transaction fees, (iii) performance fees earned from business development companies and Redding Ridge Holdings and (iv) other income, net, less (x) salary, bonus and benefits, excluding equity-based compensation, (y) other associated operating expenses and (z) non-controlling interests in the management companies of certain funds the Company manages.
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
Assets Under Management
The table below presents Fee-Generating and Non-Fee-Generating AUM by segment:

	As of December 31, 2018				As of December 31, 2017
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)				(in millions)
Fee-Generating AUM	$158,031	$43,951	$12,385	$214,367	$130,150	$29,792	$9,023	$168,965
Non-Fee-Generating AUM	35,205	25,137	5,550	65,892	33,963	42,640	3,360	79,963
Total AUM	$193,236	$69,088	$17,935	$280,259	$164,113	$72,432	$12,383	$248,928
The table below presents AUM with Future Management Fee Potential, which is a component of Non-Fee-Generating AUM, for each of Apollo’s three segments.

	As of December 31, 2018	As of December 31, 2017
	(in millions)
Credit	$10,603	$10,057
Private Equity	8,677	25,912
Real Assets	2,097	464
Total AUM with Future Management Fee Potential	$21,377	$36,433

The following tables present the components of Performance Fee-Eligible AUM for each of Apollo’s three segments:

	As of December 31, 2018				As of December 31, 2017
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)				(in millions)
Performance Fee-Generating AUM(1)	$25,053	$22,848	$666	$48,567	$25,814	$26,775	$694	$53,283
AUM Not Currently Generating Performance Fees	21,414	1,620	1,335	24,369	17,901	494	437	18,832
Uninvested Performance Fee-Eligible AUM	12,627	34,478	1,786	48,891	11,607	33,412	923	45,942
Total Performance Fee-Eligible AUM	$59,094	$58,946	$3,787	$121,827	$55,322	$60,681	$2,054	$118,057

(1)
As of December 31, 2018, $0.2 billion of the Performance Fee-Generating AUM is currently above its hurdle rate or preferred return, but in accordance with the adoption of the revenue recognition standard effective January 1, 2018, recognition of performance fees associated with such Performance Fee-Generating AUM has been deferred to future periods when the fees are probable to not be significantly reversed.

The following table presents AUM Not Currently Generating Performance Fees for funds that have commenced investing capital for more than 24 months as of December 31, 2018 and the corresponding appreciation required to reach the preferred return or high watermark in order to generate performance fees:

Category / Fund	Invested AUM Not Currently Generating Performance Fees	Investment Period Active > 24 Months	Appreciation Required to Achieve Performance Fees(1)
	(in millions)
Credit:
Drawdown	$5,109	$2,875	55%
Liquid/Performing	16,002	3,002	< 250bps
		10,545	250-500bps
		1,613	> 500bps
Athora Non-Sub-Advised	303	—	< 250bps
Total Credit	21,414	18,035	12%
Private Equity:
ANRP I	389	389	58%
Other PE	1,231	224	66%
Total Private Equity	1,620	613	61%
Real Assets:
Total Real Assets	1,335	404	> 250bps
Total	$24,369	$19,052

(1)
All investors in a given fund are considered in aggregate when calculating the appreciation required to achieve performance fees presented above. Appreciation required to achieve performance fees may vary by individual investor.

The components of Fee-Generating AUM by segment are presented below:

	As of December 31, 2018
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$8,037	$26,849		$784	$35,670
Fee-Generating AUM based on invested capital	4,128	16,326		5,825	26,279
Fee-Generating AUM based on gross/adjusted assets	125,335	776		5,625	131,736
Fee-Generating AUM based on NAV	20,531	—		151	20,682
Total Fee-Generating AUM	$158,031	$43,951	(1)	$12,385	$214,367

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2018 was 79 months.

	As of December 31, 2017
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$8,771	$21,803		$784	$31,358
Fee-Generating AUM based on invested capital	6,186	7,197		4,535	17,918
Fee-Generating AUM based on gross/adjusted assets	97,514	792		3,658	101,964
Fee-Generating AUM based on NAV	17,679	—		46	17,725
Total Fee-Generating AUM	$130,150	$29,792	(1)	$9,023	$168,965

(1)	The weighted average remaining life of the private equity funds excluding permanent capital vehicles at December 31, 2017 was 57 months.
The following table presents total AUM and Fee-Generating AUM amounts for our credit segment by category type:

	Total AUM		Fee-Generating AUM
	As of December 31,		As of December 31,
	2018	2017	2018	2017
	(in millions)
Liquid/Performing	$54,825	$43,306	$40,323	$36,863
Drawdown	25,988	28,468	14,124	16,778
MidCap, AINV, AFT, AIF	14,831	13,428	13,524	12,623
Athene Non-Sub-Advised(1)	85,575	59,670	85,575	59,670
Athora Non-Sub-Advised(1)	4,952	6,719	4,485	4,216
Advisory	7,065	12,522	—	—
Total	$193,236	$164,113	$158,031	$130,150

(1)
The Company refers to the portion of the AUM related to Athora that is not sub-advised by Apollo or invested in funds and or investment vehicles managed by Apollo as “Athora Non-Sub-Advised” AUM. Athene Non-Sub-Advised AUM and Athora Non-Sub-Advised AUM reflects total combined Athene and Athora AUM of $116.8 billion less $26.2 billion of assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo included within other asset categories.

Investment Management and Sub-Advisory Agreements - AAM
Apollo, through its consolidated subsidiary, AAM, provides asset management services to Athene with respect to assets in the Athene Accounts, including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence, hedging and other asset management services and receives management fees for providing these services. The Company, through AAM, also provides sub-advisory services with respect to a portion of the assets in the Athene Accounts. From time to time, Athene also invests in funds and investment vehicles that Apollo manages. The Company refers to such assets which are invested directly as “Athene Assets Directly Invested.” The Company broadly refers to “Athene Sub-Advised” assets as those assets in the Athene Accounts which the Company explicitly sub-advises as well as Athene Assets Directly Invested. See note 14 to the consolidated financial statements for more details regarding the fee rates of the investment management, sub-advisory and other fee arrangements with respect to the assets in the Athene Accounts.

Investment Advisory and Sub-Advisory Agreements - AAME
Apollo, through AAME, provides investment advisory services with respect to certain assets in certain portfolio companies of Apollo funds and the Athora Accounts and sub-advises certain assets in certain portfolio companies of Apollo funds and the Athora Accounts. From time to time, Athora also invests in funds and investment vehicles Apollo manages. The Company broadly refers to “Athora Sub-Advised” assets as those assets in the Athora Accounts which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. See note 14 to the consolidated financial statements for more details regarding the fee rates of the investment advisory, sub-advisory and other fee arrangements with respect to the assets in the Athora Accounts.
The following table presents the aggregate Athene Sub-Advised AUM and Athora Sub-Advised AUM by segment:

	Total AUM
	As of December 31,
	2018	2017
	(in millions)
Credit
Liquid/Performing	$15,150	$10,986
Drawdown	1,264	1,327
Total Credit	16,414	12,313
Private Equity	1,617	1,121
Real Assets
Debt	7,046	4,509
Equity	1,170	488
Total Real Assets	8,216	4,997
Total	$26,247	$18,431
Athene and Athora Non-Sub-Advised AUM
The Company refers to the portion of the AUM in the Athene North American Accounts that is not Athene Sub-Advised AUM as “Athene Non-Sub-Advised” AUM. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub-Advised” AUM.
The following table presents the AUM for Athene and Athora:

	As of December 31, 2018			As of December 31, 2017
	Sub-Advised AUM(1)	Non-Sub-Advised AUM	Total AUM	Sub-Advised AUM(1)	Non-Sub-Advised AUM	Total AUM
	(in millions)
Athene	$23,215	$85,575	$108,790	$17,241	$59,670	$76,911
Athora	3,032	4,952	7,984	1,190	6,719	7,909
Total	$26,247	$90,527	$116,774	$18,431	$66,389	$84,820

(1)	Of the total Athene Sub-Advised AUM and Athora Sub-Advised AUM, $4.3 billion and $3.0 billion, respectively, were Athene Assets Directly Invested as of December 31, 2018 and 2017, respectively.
The following table presents total AUM and Fee-Generating AUM amounts for our private equity segment:

	Total AUM		Fee-Generating AUM
	As of December 31,		As of December 31,
	2018	2017	2018	2017
	(in millions)
Traditional Private Equity Funds	$50,758	$57,250	$38,345	$23,580
Natural Resources	5,034	4,709	3,981	4,058
Other(1)	13,296	10,473	1,625	2,154
Total	$69,088	$72,432	$43,951	$29,792

(1)	Includes co-investments and other private equity vehicles.
The following table presents total AUM and Fee-Generating AUM amounts for our real assets segment:

	Total AUM		Fee-Generating AUM
	As of December 31,		As of December 31,
	2018	2017	2018	2017
	(in millions)
Debt	$13,186	$9,965	$9,398	$7,451
Equity	4,749	2,418	2,987	1,572
Total	$17,935	$12,383	$12,385	$9,023
The following tables summarize changes in total AUM for each of Apollo’s three segments:

	For the Years Ended December 31,
	2018				2017
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$164,113	$72,432	$12,383	$248,928	$136,607	$43,628	$11,453	$191,688
Inflows	46,806	6,642	6,514	59,962	28,242	25,179	3,099	56,520
Outflows(2)	(11,758)	(209)	—	(11,967)	(3,730)	(83)	(489)	(4,302)
Net Flows	35,048	6,433	6,514	47,995	24,512	25,096	2,610	52,218
Realizations	(5,312)	(4,466)	(1,275)	(11,053)	(4,048)	(4,568)	(2,075)	(10,691)
Market Activity(3)	(613)	(5,311)	313	(5,611)	7,042	8,276	395	15,713
End of Period	$193,236	$69,088	$17,935	$280,259	$164,113	$72,432	$12,383	$248,928

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

(2)	Outflows for Total AUM include redemptions of $2.0 billion and $1.1 billion during the years ended December 31, 2018 and 2017, respectively.

(3)
Includes foreign exchange impacts of $(1.5) billion, $(73.8) million and $(22.5) million for credit, private equity and real assets, respectively, during the year ended December 31, 2018, and foreign exchange impacts of $3.3 billion, $249.1 million and $146.1 million for credit, private equity and real assets, respectively, during the year ended December 31, 2017.

Total AUM was $280.3 billion at December 31, 2018, an increase of $31.3 billion, or 12.6%, compared to $248.9 billion at December 31, 2017. The net increase was primarily due to:
Net flows of $48.0 billion primarily related to:

•
a $35.0 billion increase related to funds we manage in the credit segment primarily consisting of an increase in AUM relating to Athene of $33.2 billion as a result of its completion of the reinsurance transactions relating to Lincoln Financial Group and the fixed annuity business of Voya Financial and subscriptions of $8.5 billion, offset by net segment transfers of $5.5 billion and a decrease in AUM relating to Advisory assets of $3.9 billion driven by portfolio company activity;

•
a $6.5 billion increase related to funds we manage in the real assets segment primarily consisting of net segment transfers of $3.6 billion, subscriptions of $1.6 billion and an increase in net leverage of $1.0 billion; and

•
a $6.4 billion increase related to funds we manage in the private equity segment consisting of subscriptions of $5.3 billion primarily related to Hybrid Value Fund and co-investments for Fund VIII transactions of $2.8 billion and $0.8 billion, respectively, and net segment transfers of $0.9 billion.

Offsetting these increases were:
Realizations of $11.1 billion primarily related to:

•
$5.3 billion related to funds we manage in the credit segment primarily consisting of distributions of $1.4 billion, $1.3 billion, $1.2 billion and $1.0 billion from certain drawdown funds, Apollo Credit Opportunity Fund III, L.P. (“COF III”), certain liquid/performing funds and Apollo European Principal Finance Fund II, L.P. (“EPF II”), respectively;

•
$4.5 billion related to funds we manage in the private equity segment primarily consisting of distributions of $1.7 billion, $1.3 billion, $0.6 billion and $0.5 billion from Fund VIII, Fund VI, Fund VII and certain natural resources funds, respectively; and

•	$1.3 billion related to funds we manage in the real assets segment primarily consisting of distributions of $1.0 billion from our real estate debt funds.
Market activity of $5.6 billion primarily related to:

•	a $5.3 billion decrease related to funds we manage in the private equity segment as a result of depreciation in Fund VIII and co-investment vehicles.
The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three segments:

	For the Years Ended December 31,
	2018				2017
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$130,150	$29,792	$9,023	$168,965	$111,781	$30,722	$8,295	$150,798
Inflows	43,816	25,616	4,745	74,177	23,469	428	2,249	26,146
Outflows(2)	(12,974)	(10,552)	(792)	(24,318)	(6,503)	(590)	(417)	(7,510)
Net Flows	30,842	15,064	3,953	49,859	16,966	(162)	1,832	18,636
Realizations	(2,618)	(937)	(779)	(4,334)	(1,946)	(874)	(1,328)	(4,148)
Market Activity(3)	(343)	32	188	(123)	3,349	106	224	3,679
End of Period	$158,031	$43,951	$12,385	$214,367	$130,150	$29,792	$9,023	$168,965

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

(2)	Outflows for Fee-Generating AUM include redemptions of $2.0 billion and $840.0 million during the years ended December 31, 2018 and 2017, respectively.

(3)
Includes foreign exchange impacts of $(861.6) million, $(2.6) million and $(27.9) million for credit, private equity and real assets, respectively, during the year ended December 31, 2018, and foreign exchange impacts of $1.5 billion and $78.5 million for credit and real assets, respectively, during the year ended December 31, 2017.

Total Fee-Generating AUM was $214.4 billion at December 31, 2018, an increase of $45.4 billion or 26.9%, compared to $169.0 billion at December 31, 2017. The net increase was primarily due to:
Net flows of $49.9 billion primarily related to:

•
a $30.8 billion increase related to funds we manage in the credit segment primarily consisting of an increase in AUM relating to Athene of $33.2 billion as a result of its completion of the reinsurance transactions relating to Lincoln Financial Group and the fixed annuity business of Voya Financial and subscriptions of $4.0 billion related to our liquid/performing funds, offset by fee-generating capital reduction of $5.2 billion;

•
a $15.1 billion increase related to funds we manage in the private equity segment primarily consisting of an increase of $23.5 billion relating to the commencement of Fund IX’s investment period, offset by a fee basis adjustment of $5.0 billion in Fund VIII related to the commencement of Fund IX’s investment period and a decrease of $2.8 billion relating to the termination of the management fee with respect to Fund VI; and

•
a $4.0 billion increase related to funds we manage in the real assets segment primarily consisting of net segment transfers of $2.5 billion, $0.6 billion of capital raised for real estate equity funds and $0.4 billion of capital raised for Infrastructure Equity Fund.

Offsetting these increases were:
Realizations of $4.3 billion primarily related to:

•
$2.6 billion related to funds we manage in the credit segment primarily driven by distributions from EPF II, a strategic investment account and certain liquid/performing funds of $1.1 billion, $0.8 billion and $0.3 billion, respectively;

•	$0.9 billion related to funds we manage in the private equity segment driven by distributions from Fund VIII and Fund VII of $0.4 billion and $0.4 billion, respectively; and

•	$0.8 billion related to funds we manage in the real assets segment primarily consisting of distributions of $0.6 billion from our real estate debt funds.
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
Capital deployed and uncalled commitments are indicative of the pace and magnitude of fund capital that is deployed or will be deployed, and which therefore could result in future revenues that include management fees, transaction fees and performance fees to the extent they are fee-generating. Capital deployed and uncalled commitments can also give rise to future costs that are related to the hiring of additional resources to manage and account for the additional capital that is deployed or will be deployed. Management uses capital deployed and uncalled commitments as key operating metrics since we believe the results measure our fund’s investment activities.
Capital Deployed
The following table summarizes by segment the capital deployed for funds and SIAs with a defined maturity date and certain funds and SIAs in Apollo’s real estate debt strategy:

	For the Years Ended December 31,
	2018	2017	2016
	(in millions)
Credit	$4,318	$6,279	$3,713
Private Equity	5,505	5,029	9,582
Real Assets(1)	6,255	3,505	2,638
Total capital deployed	$16,078	$14,813	$15,933

(1)	Included in capital deployed is $4.8 billion, $3.2 billion and $2.5 billion for the years ended December 31, 2018, 2017 and 2016, respectively, related to funds in Apollo’s real estate debt strategy.
Uncalled Commitments
The following table summarizes the uncalled commitments by segment:

	As of December 31, 2018	As of December 31, 2017
	(in millions)
Credit	$15,797	$15,225
Private Equity	37,950	36,810
Real Assets	1,884	1,074
Total uncalled commitments(1)	$55,631	$53,109

(1)
As of December 31, 2018 and December 31, 2017, $48.5 billion and $47.6 billion, respectively, represented the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses.

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
Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund IV generated a 12% gross IRR and a 9% net IRR since its inception through December 31, 2018, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through December 31, 2018. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares and our Preferred shares.”

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
All amounts are as of December 31, 2018, unless otherwise noted:

($ in millions)	Vintage Year(1)	Total AUM	Committed Capital	Total Invested Capital(1)		Realized Value(1)		Remaining Cost(1)		Unrealized Value(1)		Total Value(1)		Gross IRR(1)		Net IRR(1)
Private Equity:
Fund IX	2018	$24,769	$24,729	NM	(2)	NM	(2)	NM	(2)	NM	(2)	NM	(2)	NM	(2)	NM	(2)
Fund VIII	2013	19,518	18,377	$15,370		$5,227		$12,686		$15,864		$21,091		17%		11%
Fund VII	2008	4,573	14,677	16,233		30,797		2,975		2,330		33,127		34		25
Fund VI	2006	1,618	10,136	12,457		19,983		1,523		1,007		20,990		12		9
Fund V	2001	267	3,742	5,192		12,715		120		12		12,727		61		44
Fund I, II, III, IV & MIA(3)	Various	13	7,320	8,753		17,400		—		—		17,400		39		26
Traditional Private Equity Funds(4)		$50,758	$78,981	$58,005		$86,122		$17,304		$19,213		$105,335		39%		25%
ANRP II	2016	3,363	3,454	1,884		818		1,525		1,763		2,581		32		18
ANRP I	2012	672	1,323	1,118		936		650		417		1,353		6		2
AION	2013	740	826	634		272		448		565		837		19		9
Hybrid Value Fund	N/A	2,814	2,822	114		3		114		112		115		NM	(2)	NM	(2)
Total Private Equity(9)		$58,347	$87,406	$61,755		$88,151		$20,041		$22,070		$110,221
Credit:
Credit Opportunity Funds
COF III	2014	$1,679	$3,426	$5,076		$4,159		$1,194		$1,012		$5,171		1%		—%
COF II	2008	42	1,583	2,176		3,142		32		32		3,174		14		11
COF I	2008	308	1,485	1,611		4,355		25		39		4,394		30		27
European Principal Finance Funds
EPF III(5)	2017	4,466	4,543	1,455		13		1,443		1,478		1,491		NM	(2)	NM	(2)
EPF II(5)	2012	2,155	3,462	3,468		3,821		1,013		1,354		5,175		17		10
EPF I(5)	2007	251	1,485	1,952		3,268		—		13		3,281		23		17
Structured Credit Funds
FCI III	2017	2,729	1,906	1,751		612		1,454		1,603		2,215		NM	(2)	NM	(2)
FCI II	2013	2,229	1,555	2,511		1,399		1,705		1,636		3,035		9		6
FCI I	2012	802	559	1,506		1,391		707		658		2,049		14		11
SCRF IV (12)	2017	2,339	2,502	1,750		447		1,730		1,613		2,060		NM	(2)	NM	(2)
SCRF III	2015	—	1,238	2,110		2,428		—		—		2,428		18		14
SCRF II	2012	—	104	467		528		—		—		528		15		12
SCRF I	2008	—	118	240		357		—		—		357		33		26
Other Drawdown Funds & SIAs(6)	Various	6,766	10,083	10,348		10,301		2,280		2,162		12,463		9		6
Total Credit(10)		$23,766	$34,049	$36,421		$36,221		$11,583		$11,600		$47,821
Real Assets:
U.S. RE Fund II(7)	2016	$1,328	$1,233	$710		$349		$498		$620		$969		19%		16%
U.S. RE Fund I(7)	2012	418	651	633		668		238		279		947		15		11
AGRE Debt Fund I(13)	2011	664	2,278	2,283		1,836		670		656		2,492		9		7
CPI Funds(8)	Various	364	4,947	2,561		2,640		259		48		2,688		14		11
Asia RE Fund(7)	2017	624	709	303		199		150		177		376		18		15
Infrastructure Equity Fund	2018	893	897	620		—		620		620		620		NM	(2)	NM	(2)
Total Real Assets(11)		$4,291	$10,715	$7,110		$5,692		$2,435		$2,400		$8,092

(1)	Refer to the definitions of Vintage Year, Total Invested Capital, Realized Value, Remaining Cost, Unrealized Value, Total Value, Gross IRR and Net IRR described elsewhere in this report.

(2)	Data has not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and such information was deemed not meaningful.

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

(4)	Total IRR is calculated based on total cash flows for all funds presented.

(5)	Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.15 as of December 31, 2018.

(6)
Amounts presented have been aggregated for (i) drawdown funds with AUM greater than $500 million that do not form part of a flagship series of funds and (ii) SIAs with AUM greater than $200 million that do not predominantly invest in other Apollo funds or SIAs. Certain SIAs’ historical figures are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.15 as of December 31, 2018. Additionally, certain SIAs totaling $1.7 billion of AUM have been excluded from Total Invested Capital, Realized Value, Remaining Cost, Unrealized Value and Total Value. These SIAs have an open ended life and a significant turnover in their portfolio assets due to the ability to recycle capital. These SIAs had $10.7 billion of Total Invested Capital through December 31, 2018.

(7)
U.S. RE Fund I, U.S. RE Fund II and Asia RE Fund had $155 million, $761 million and $366 million of co-investment commitments as of December 31, 2018, respectively, which are included in the figures in the table. A co-invest entity within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.28 as of December 31, 2018.

(8)
As part of the acquisition of CPI, Apollo acquired general partner interests in fully invested funds. CPI Funds refers to CPI Capital Partners North America, CPI Capital Partners Asia Pacific, CPI Capital Partners Europe and other CPI funds or individual investments of which Apollo is not the general partner or manager and only receives fees pursuant to either a sub-advisory agreement or an investment management and administrative agreement. For CPI Capital Partners North America, CPI Capital Partners Asia Pacific and CPI Capital Partners Europe, the gross and net IRRs are presented in the investment record table since acquisition on November 12, 2010. The aggregate net IRR for these funds from their inception to December 31, 2018 was (2)%. This net IRR was primarily achieved during a period in which Apollo did not make the initial investment decisions and Apollo only became the general partner or manager of these funds upon completing the acquisition on November 12, 2010.

(9)
Private equity co-investment vehicles, funds with AUM less than $500 million and certain vehicles through which Apollo and certain funds and accounts managed or advised by Apollo hold an investment in a single asset, have been excluded. These vehicles and funds had $10.7 billion of aggregate AUM as of December 31, 2018.

(10)	Certain credit funds and SIAs with AUM less than $500 million and $200 million, respectively, have been excluded. These funds and SIAs had $2.2 billion of aggregate AUM as of December 31, 2018.

(11)
Certain accounts owned by or related to Athene, certain co-investment vehicles and certain funds with AUM less than $500 million have been excluded. These accounts, co-investment vehicles and funds had $8.1 billion of aggregate AUM as of December 31, 2018.

(12)	Remaining cost for certain of our credit funds may include physical cash called, invested or reserved for certain levered investments.

(13)
The investor in this U.S. Dollar denominated fund has chosen to make contributions and receive distributions in the local currency of each underlying investment. As a result, Apollo has not entered into foreign currency hedges for this fund and the returns presented include the impact of foreign currency gains or losses. The investor’s gross and net IRR, before the impact of foreign currency gains or losses, from the fund’s inception to December 31, 2018 was 10% and 9%, respectively.

Private Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of December 31, 2018:

	Total Invested Capital	Total Value	Gross IRR
	(in millions)
Distressed for Control	$7,890	$19,072	29%
Non-Control Distressed	5,416	8,399	71
Total	13,306	27,471	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit(1)	44,699	77,864	21
Total	$58,005	$105,335	39%

(1)	Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.
The following tables provide additional detail on the composition of the Fund VIII, Fund VII and Fund VI private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV and V are included in the table above but not presented below as their remaining value is less than $100 million or the fund has been liquidated. All amounts are as of December 31, 2018:
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,673	$5,037
Opportunistic Buyouts	12,177	15,231
Distressed	520	823
Total	$15,370	$21,091

Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,312	$4,079
Opportunistic Buyouts	4,338	10,353
Distressed/Other Credit(2)	9,583	18,695
Total	$16,233	$33,127
Fund VI

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$3,397	$5,828
Opportunistic Buyouts	6,374	10,188
Distressed/Other Credit(2)	2,686	4,974
Total	$12,457	$20,990

(1)
Committed capital less unfunded capital commitments for Fund VIII and Fund VII was $15.0 billion and $14.1 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreement or other governing agreements.

(2)	The distressed investment strategy includes distressed for control, non-control distressed and other credit.
During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through December 31, 2018), our private equity funds have invested $49.9 billion, of which $19.1 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII and VI was 5.7x, 6.1x and 7.7x, respectively, as of December 31, 2018. Our average entry multiple for a private equity fund is the average of the total enterprise value over an applicable adjusted earnings before interest, taxes, depreciation and amortization which may incorporate certain adjustments based on the investment team’s estimate and we believe captures the true economics of our funds’ investments in portfolio companies. The average entry multiple of actively investing funds may include committed investments not yet closed.
Credit
The following table presents the AUM and gross and net returns information for Apollo’s credit segment by category type:

	As of December 31, 2018				Gross Returns(1)	Net Returns(1)
	AUM	Fee-Generating AUM	Performance Fee-Eligible AUM	Performance Fee-Generating AUM(2)	For the Year Ended December 31, 2018	For the Year Ended December 31, 2018
Category	(in millions)
Liquid/Performing(3)	$54,825	$40,323	$25,481	$7,979	1.2%	0.8%
Drawdown(4)	25,988	14,124	19,603	6,164	1.7	(0.1)
Permanent capital vehicles ex Athene Non-Sub-Advised(5)	14,831	13,524	12,151	10,910	13.3	8.8
Athene Non-Sub-Advised(5)	85,575	85,575	—	—	N/A	N/A
Athora Non-Sub-Advised(5)	4,952	4,485	1,859	—	N/A	N/A
Advisory	7,065	—	—	—	N/A	N/A
Total Credit	$193,236	$158,031	$59,094	$25,053	2.2%	(2.2)%

(1)
The gross and net returns for the year ended December 31, 2018 for total credit excludes assets managed by AAM that are not directly invested in Apollo funds and investment vehicles or sub-advised by Apollo.

(2)
As of December 31, 2018, $0.2 billion of the Performance Fee-Generating AUM is currently above its hurdle rate or preferred return, but in accordance with the adoption of the revenue recognition standard effective January 1, 2018, recognition of performance fees associated with such Performance Fee-Generating AUM has been deferred to future periods when the fees are probable to not be significantly reversed.

(3)	Liquid/Performing AUM includes $14.4 billion of CLOs, $8.9 billion of which Apollo earns fees based on gross assets and $5.5 billion of which Apollo earns fees based on net equity.

(4)
Significant drawdown funds and SIAs had inception-to-date gross and net IRRs of 15.0% and 11.2%, respectively, as of December 31, 2018. Significant drawdown funds and SIAs include funds and SIAs with AUM greater than $200 million that do not predominantly invest in other Apollo funds or SIAs.

(5)
Athene Non-Sub-Advised and Athora Non-Sub Advised reflects total combined AUM of $116.8 billion less $26.2 billion of assets that were either sub-advised by Apollo or invested in funds and investment vehicles managed by Apollo included within other asset categories.

Liquid/Performing
The following table summarizes the investment record for funds in the liquid/performing category within Apollo’s credit segment. The significant funds included in the investment record table below have greater than $200 million of AUM and do not predominantly invest in other Apollo funds or SIAs.

		Total AUM	Net Returns
	Vintage Year	As of December 31, 2018	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Credit:		(in millions)
Hedge Funds(1)	Various	$7,159	1%	5%
CLOs(2)	Various	14,371	1	4
SIAs / Other	Various	33,295	1%	7%
Total		$54,825

(1)	Hedge Funds primarily includes Apollo Credit Strategies Master Fund Ltd. and Apollo Credit Master Fund Ltd.

(2)
CLO returns are calculated based on gross return on invested assets, which excludes cash. Included within Total AUM of CLOs is $5.5 billion of AUM related to Redding Ridge, from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services. CLO returns exclude performance related to this AUM.

Permanent Capital
The following table summarizes the investment record for our permanent capital vehicles by segment, excluding Athene-related and Athora-related assets managed or advised by Athene Asset Management and AAME:

		Total AUM	Total Returns(1)
	IPO Year(2)	As of December 31, 2018	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Credit:		(in millions)
MidCap(3)	N/A	$8,771	19%	12%
AIF	2013	365	(5)	10
AFT	2011	404	(4)	—
AINV/Other(4)	2004	4,503	(18)	6
Real Assets:
ARI(5)	2009	5,224	—%	22%
Total		$19,267

(1)
Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

(2)	An IPO year represents the year in which the vehicle commenced trading on a national securities exchange.

(3)
MidCap is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 14% and 8% for the years ended December 31, 2018 and December 31, 2017, respectively.

(4)
Included within Total AUM of AINV/Other is $2.0 billion of AUM related to a non-traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services. Net returns exclude performance related to this AUM.

(5)	Amounts are as of September 30, 2018. Refer to www.apolloreit.com for the most recent financial information on ARI. The information contained on ARI’s website is not part of this presentation.
Athene, Athora and SIAs
As of December 31, 2018, Apollo managed or advised $116.8 billion of total AUM in accounts owned by or related to Athene and Athora, of which approximately $26.2 billion was either sub-advised by Apollo or invested in Apollo funds and investment vehicles managed by Apollo. Of the approximately $26.2 billion of AUM, the vast majority were in sub-advisory managed accounts that manage high grade credit asset classes, such as CLO debt, commercial mortgage backed securities, and insurance-linked securities.
As of December 31, 2018, Apollo managed approximately $24 billion of total AUM in SIAs, which include certain SIAs in the investment record tables above and capital deployed from certain SIAs across Apollo’s credit, private equity and real assets funds.
Overview of Results of Operations
Revenues
Advisory and Transaction Fees, Net. As a result of providing advisory services with respect to actual and potential credit, private equity, and real assets investments, we are entitled to receive fees for transactions related to the acquisition and, in certain instances, disposition of portfolio companies as well as fees for ongoing monitoring of portfolio company operations and directors’ fees. We also receive advisory fees for advisory services provided to certain credit funds. In addition, monitoring fees are generated on certain structured portfolio company investments. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Such amounts are presented as a reduction to advisory and transaction fees, net, in the consolidated statements of operations (see note 2 to our consolidated financial statements for more detail on advisory and transaction fees, net).
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
Performance Fees. The general partners of our funds are entitled to an incentive return of normally up to 20% of the total returns of a fund’s capital, depending upon performance of the underlying funds and subject to preferred returns and high water marks, as applicable. Performance fees, categorized as performance allocations, are accounted for as an equity method investment, and effectively, the performance fees for any period are based upon an assumed liquidation of the funds’ assets at the reporting date, and distribution of the net proceeds in accordance with the funds’ allocation provisions. Performance fees categorized as incentive fees, which are not accounted as an equity method investment, are deferred until fees are probable to not be significantly reversed. Prior to the adoption of the new revenue recognition guidance, incentive fees were recognized on an assumed liquidation basis.The majority of performance fees are comprised of performance allocations.
As of December 31, 2018, approximately 55% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 45% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our credit, private equity and real assets segments, the percentage determined using market-based valuation methods as of December 31, 2018 was 71%, 20% and 35%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest” for a discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
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
The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis and (ii) realized and unrealized performance fees for Apollo’s combined segments:

	As of December 31,
	2018	2017	For the Year Ended December 31, 2018			For the Year Ended December 31, 2017			For the Year Ended December 31, 2016
	Performance Fees Receivable on an Unconsolidated Basis		Unrealized Performance Fees	Realized Performance Fees	Total Performance Fees	Unrealized Performance Fees	Realized Performance Fees	Total Performance Fees	Unrealized Performance Fees	Realized Performance Fees	Total Performance Fees
	(in thousands)
Credit:
Drawdown(1)	$253,525	$323,860	$(57,536)	$80,435	$22,899	$35,493	$137,786	$173,279	$119,925	$65,047	$184,972
Liquid/Performing	16,505	52,803	436	25,400	25,836	(12,103)	41,521	29,418	(3,197)	92,041	88,844
Permanent capital vehicles	111,303	63,588	50,189	24,644	74,833	27,835	17,666	45,501	20,546	22,941	43,487
Total Credit	381,333	440,251	(6,911)	130,479	123,568	51,225	196,973	248,198	137,274	180,029	317,303
Total Credit, net of profit share	141,808	174,461	(6,388)	59,859	53,471	32,957	119,172	152,129	74,261	95,315	169,576
Private Equity:
Fund VIII(2)	441,736	1,017,000	(575,264)	213,549	(361,715)	693,772	206,393	900,165	323,228	10,653	333,881
Fund VII(1)(2)	214	70,499	(108,938)	7,350	(101,588)	(4,156)	19,817	15,661	5,922	9,844	15,766
Fund VI(1)(2)	312	38,758	(51,851)	3,338	(48,513)	80,996	—	80,996	(94,798)	—	(94,798)
Fund IV and V(1)	—	—	(4,459)	—	(4,459)	(13,775)	—	(13,775)	(6,442)	266	(6,176)
ANRP I and II(1)(2)	34,017	34,710	(3,325)	11,612	8,287	(52,167)	59,519	7,352	80,924	13,326	94,250
AAA/Other(3)	46,328	243,809	(197,853)	205,514	7,661	(62,544)	148,254	85,710	59,973	48,203	108,176
Total Private Equity	522,607	1,404,776	(941,690)	441,363	(500,327)	642,126	433,983	1,076,109	368,807	82,292	451,099
Total Private Equity, net of profit share	321,001	929,220	(621,751)	243,490	(378,261)	430,150	242,413	672,563	254,163	38,399	292,562
Real Assets Funds:
U.S. RE Fund I & II	16,158	18,311	(1,137)	1,448	311	(2,968)	11,925	8,957	1,268	8,160	9,428
Other(3)	7,133	10,499	(3,031)	5,169	2,138	(1,818)	6,144	4,326	3,650	4,406	8,056
Total Real Assets	23,291	28,810	(4,168)	6,617	2,449	(4,786)	18,069	13,283	4,918	12,566	17,484
Total Real Assets, net of profit share	12,281	17,882	(3,195)	2,858	(337)	(859)	8,600	7,741	2,717	4,382	7,099
Total	$927,231	$1,873,837	$(952,769)	$578,459	$(374,310)	$688,565	$649,025	$1,337,590	$510,999	$274,887	$785,886
Total, net of profit share(4)	$475,090	$1,121,563	$(631,334)	$306,207	$(325,127)	$462,248	$370,185	$832,433	$331,141	$138,096	$469,237

(1)
As of December 31, 2018, certain credit funds and certain private equity funds had $44.1 million and $93.0 million, respectively, in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations for certain credit funds and certain private equity funds was $355.2 million and $723.2 million, respectively, as of December 31, 2018.

(2)
As of December 31, 2018, the remaining investments and escrow cash of Fund VIII were valued at 118% of the fund’s unreturned capital, which was above the required escrow ratio of 115%. As of December 31, 2018, the remaining investments and escrow cash of Fund VII, Fund VI, ANRP and ANRP II were valued at 77%, 73%, 63% and 107% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of December 31, 2018, Fund VII had $128.5 million of gross performance fees, or $73.1 million net of profit sharing, in escrow. As of December 31, 2018, Fund VI had $167.6 million of gross performance fees, or $112.4 million net of profit sharing, in escrow. As of December 31, 2018, ANRP had $38.7 million of gross performance fees, or $24.3 million net of profit sharing, in escrow. As of December 31, 2018, ANRP II had $18.4 million of gross performance fees, or $12.5 million net of profit sharing, in escrow. With respect to Fund VII, Fund VI, ANRP II and ANRP I, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the funds’ partnership agreements. Performance fees receivable as of December 31, 2018 includes interest earned on escrow balances that is not subject to contingent repayment.

(3)
The year ended December 31, 2018 includes realized performance fees of $169.9 million ($123.3 million net of profit sharing expense) from AAA, settled in the form of shares of Athene Holding. Other includes certain SIAs.

(4)
There was a corresponding profit sharing payable of $452.1 million as of December 31, 2018, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $74.5 million.

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
The following table summarizes our performance fees since inception for our combined segments through December 31, 2018:

	Performance Fees Since Inception(1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation as of December 31, 2018(3)	Maximum Performance Fees Subject to Potential Reversal(4)
	(in millions)
Credit(5):
Drawdown	$249.8	$1,160.7	$1,410.5	$42.7	$425.6
Liquid/Performing	16.5	546.3	562.8	1.4	20.5
Permanent capital vehicles	102.1	—	102.1	—	102.1
Total Credit	368.4	1,707.0	2,075.4	44.1	548.2
Private Equity:
Fund VIII	441.7	430.6	872.3	—	692.1
Fund VII	0.2	3,128.8	3,129.0	38.7	454.4
Fund VI	0.3	1,662.0	1,662.3	13.1	482.1
Fund IV and V	—	2,053.1	2,053.1	29.2	2.4
ANRP I and II	34.0	90.6	124.6	12.0	53.9
AAA/Other(5)	46.3	564.7	611.0		89.2
Total Private Equity	522.5	7,929.8	8,452.3	93.0	1,774.1
Real Assets:
U.S. RE Fund I and II	16.2	26.2	42.4	—	36.1
Other(6)	7.1	25.9	33.0	—	25.6
Total Real Assets	23.3	52.1	75.4	—	61.7
Total	$914.2	$9,688.9	$10,603.1	$137.1	$2,384.0

(1)
Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.15 as of December 31, 2018. Certain funds are denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.28 as of December 31, 2018.

(2)
Amounts in “Distributed by Fund and Recognized” for the CPI, Gulf Stream Asset Management, LLC (“Gulf Stream”) and Stone Tower funds and SIAs are presented for activity subsequent to the respective acquisition dates.

(3)
Amounts were computed based on the fair value of fund investments on December 31, 2018. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at December 31, 2018. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(4)
Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on December 31, 2018. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

(5)	Amounts exclude certain performance fees from business development companies and Redding Ridge Holdings.

(6)	Other includes certain SIAs.

Expenses
Compensation and Benefits. Our most significant expense is compensation and benefits expense. This consists of fixed salary, discretionary and non-discretionary bonuses, profit sharing expense associated with the performance fees earned from credit, private equity, and real assets funds and compensation expense associated with the vesting of non-cash equity-based awards.
Our compensation arrangements with certain partners and employees contain a significant performance-based incentive component. Therefore, as our net revenues increase, our compensation costs rise. Our compensation costs also reflect the increased investment in people as we expand geographically and create new funds.
In addition, certain professionals and selected other individuals have a profit sharing interest in the performance fees earned in relation to our private equity, certain credit and real assets funds in order to better align their interests with our own and with those of the investors in these funds. Profit sharing expense is part of our compensation and benefits expense and is generally based upon a fixed percentage of credit, private equity and real assets performance fees. Profit sharing expense can reverse during periods when there is a decline in performance fees that were previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized and generally before preferred returns are achieved for the investors. Therefore, changes in our unrealized performance fees have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized performance fees increases. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return performance fees previously distributed back to the funds. This general partner obligation due to the funds would be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification obligations also exist for realized gains with respect to Fund IV, Fund V and Fund VI, which, although our Managing Partners and Contributing Partners would remain personally liable, may indemnify our Managing Partners and Contributing Partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. See note 14 to our consolidated financial statements for further information regarding the Company’s indemnification liability.
Each Managing Partner receives $100,000 per year in base salary for services rendered to us. Additionally, our Managing Partners can receive other forms of compensation. In addition, AHL Awards (as defined in note 12 to our consolidated financial statements) and other equity-based compensation awards have been granted to the Company and certain employees, which amortize over the respective vesting periods. The Company grants equity awards to certain employees, including RSUs, restricted Class A shares and options, that generally vest and become exercisable in quarterly installments or annual installments depending on the contract terms over a period of three to six years. In some instances, vesting of an RSU is also subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. See note 12 to our consolidated financial statements for further discussion of equity-based compensation.
Other Expenses. The balance of our other expenses includes interest, placement fees, and general, administrative and other operating expenses. Interest expense consists primarily of interest related to the 2013 AMH Credit Facilities, the 2018 AMH Credit Facility, the 2024 Senior Notes, the 2026 Senior Notes and the 2048 Senior Notes as discussed in note 10 to our consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. General, administrative and other expenses includes occupancy expense, depreciation and amortization, professional fees and costs related to travel, information technology and administration. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the 50.1% and 51.5% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of December 31, 2018 and 2017, respectively. Non-Controlling Interests also include limited partner interests in certain consolidated funds and VIEs.
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

Results of Operations
Below is a discussion of our consolidated results of operations for the years ended December 31, 2018, 2017 and 2016. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Years Ended December 31,		Amount Change	Percentage Change	For the Years Ended December 31,		Amount Change	Percentage Change
	2018	2017			2017	2016
	(in thousands)				(in thousands)
Revenues:
Management fees	$1,345,252	$1,154,925	$190,327	16.5%	$1,154,925	$1,043,513	$111,412	10.7%
Advisory and transaction fees, net	112,278	117,624	(5,346)	(4.5)	117,624	146,665	(29,041)	(19.8)
Investment income (loss):
Performance allocations	(400,305)	1,306,193	(1,706,498)	NM	1,306,193	712,865	593,328	83.2
Principal investment income	5,122	161,630	(156,508)	(96.8)	161,630	103,178	58,452	56.7
Total investment income (loss)	(395,183)	1,467,823	(1,863,006)	NM	1,467,823	816,043	651,780	79.9
Incentive fees	30,718	31,431	(713)	(2.3)	31,431	67,341	(35,910)	(53.3)
Total Revenues	1,093,065	2,771,803	(1,678,738)	(60.6)	2,771,803	2,073,562	698,241	33.7
Expenses:
Compensation and benefits:
Salary, bonus and benefits	459,604	428,882	30,722	7.2	428,882	389,130	39,752	10.2
Equity-based compensation	173,228	91,450	81,778	89.4	91,450	102,983	(11,533)	(11.2)
Profit sharing expense	(57,833)	515,073	(572,906)	NM	515,073	357,074	157,999	44.2
Total compensation and benefits	574,999	1,035,405	(460,406)	(44.5)	1,035,405	849,187	186,218	21.9
Interest expense	59,374	52,873	6,501	12.3	52,873	43,482	9,391	21.6
General, administrative and other	266,444	257,858	8,586	3.3	257,858	247,000	10,858	4.4
Placement fees	2,122	13,913	(11,791)	(84.7)	13,913	26,249	(12,336)	(47.0)
Total Expenses	902,939	1,360,049	(457,110)	(33.6)	1,360,049	1,165,918	194,131	16.7
Other Income (Loss):
Net gains (losses) from investment activities	(186,449)	95,104	(281,553)	NM	95,104	139,721	(44,617)	(31.9)
Net gains from investment activities of consolidated variable interest entities	45,112	10,665	34,447	323.0	10,665	5,015	5,650	112.7
Interest income	20,654	6,421	14,233	221.7	6,421	4,072	2,349	57.7
Other income, net	35,829	245,640	(209,811)	(85.4)	245,640	4,562	241,078	NM
Total Other Income (Loss)	(84,854)	357,830	(442,684)	NM	357,830	153,370	204,460	133.3
Income before income tax provision	105,272	1,769,584	(1,664,312)	(94.1)	1,769,584	1,061,014	708,570	66.8
Income tax provision	(86,021)	(325,945)	239,924	(73.6)	(325,945)	(90,707)	(235,238)	259.3
Net Income	19,251	1,443,639	(1,424,388)	(98.7)	1,443,639	970,307	473,332	48.8
Net income attributable to Non-Controlling Interests	(29,627)	(814,535)	784,908	(96.4)	(814,535)	(567,457)	(247,078)	43.5
Net Income (Loss) Attributable to Apollo Global Management, LLC	(10,376)	629,104	(639,480)	NM	629,104	402,850	226,254	56.2
Net income attributable to Series A Preferred Shareholders	(17,531)	(13,538)	(3,993)	29.5	(13,538)	—	(13,538)	NM
Net income attributable to Series B Preferred Shareholders	(14,131)	—	(14,131)	NM	—	—	—	NM
Net Income (Loss) Attributable to Apollo Global Management, LLC Class A Shareholders	$(42,038)	$615,566	$(657,604)	NM	$615,566	$402,850	$212,716	52.8%

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
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Management fees increased by $190.3 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This change was primarily attributable to the commencement of Fund IX’s investment period in April 2018, resulting in $240.3 million in management fees during the year ended December 31, 2018 and an increase in management fees earned from Athene of $62.1 million primarily due to its completion of the reinsurance transaction relating to the fixed annuity business of VA Capital Company, L.P. (“VA Capital”) during 2018. This increase in management fees was partially offset by decreased management fees earned from Fund VIII and Fund VI of $79.5 million and $23.0 million, respectively, during the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease in management fees earned from Fund VIII was the result of a change in the basis upon which management fees are earned from capital commitments to invested capital. The decrease in management fees earned from Fund VI resulted from the termination of the fund’s management fee.
Advisory and transaction fees, net, decreased by $5.3 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This change was primarily attributable to a decrease in net advisory and transaction fees earned with respect to FCI III of $20.3 million, partially offset by an increase in net advisory and transaction fees earned with respect to a managed account of $16.7 million during the year ended December 31, 2018 as compared to the same period during 2017.
Performance allocations were $(400.3) million for the year ended December 31, 2018 as compared to performance allocations of $1.3 billion for the year ended December 31, 2017. This change was primarily attributable to decreased performance allocations earned from our private equity funds and our credit funds of $1.6 billion and $124.6 million, respectively, during the year ended December 31, 2018 as compared to the same period in 2017. For additional details regarding changes in performance allocations in each segment, see “—Segment Analysis” below.
Principal investment income decreased by $156.5 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This change was primarily driven by a decrease in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Fund VIII and AAA of $153.5 million and $10.0 million, respectively, which was partially offset by an increase in income from Apollo’s equity ownership interest in VA Capital of $16.8 million during the year ended December 31, 2018, as compared to the same period in 2017.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Management fees increased by $111.4 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This change was primarily attributable to increased management fees earned from EPF III, Athene and FCI III of $59.3 million, $33.9 million and $11.9 million, respectively, during the year ended December 31, 2017 as compared to the same period during 2016. Management fees earned from EPF III and FCI III increased as a result of capital raises that occurred after December 31, 2016, as well as a one-time catch-up of management fees during the year ended December 31, 2017 of $15.1 million and $7.0 million from EPF III and FCI III, respectively.
Advisory and transaction fees, net, decreased by $29.0 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This change was primarily attributable to a decrease in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $46.2 million, partially offset by an increase in net advisory and transaction fees earned with respect to FCI III of $20.3 million during the year ended December 31, 2017 as compared to the same period during 2016.
Performance allocations increased by $593.3 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This change was primarily attributable to increased performance fees earned from our private equity funds of $625.0 million, offset by decreased performance fees earned from our credit funds of $69.1 million during the year ended December 31, 2017 as compared to the same period in 2016. For additional details regarding changes in performance fees in each segment, see “—Segment Analysis” below.
Principal investment income increased by $58.5 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily driven by increases in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Fund VIII of $64.5 million, which was partially offset by a decrease in Apollo Energy Opportunity Fund, L.P. (“AEOF”) of $6.8 million during the year ended December 31, 2017, as compared to the same period in 2016.
Incentive fees decreased by $35.9 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This change was primarily attributable to a decrease in incentive fees recognized from CLOs of $24.4 million during the year ended December 31, 2017 as compared to the same period in 2016.
Expenses
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Compensation and benefits decreased by $460.4 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This change was primarily attributable to a decrease in profit sharing expense of $572.9 million due to decreased performance allocations during the year ended December 31, 2018, as compared to the same period in 2017. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. This decrease was partially offset by an increase in equity-based compensation of $81.8 million, primarily attributable to increased amortization expense relating to grants of RSUs to certain employees under the 2007 Equity Plan during 2018. In addition, salary, bonus and benefits increased $30.7 million during the year ended December 31, 2018, as compared to the same period in 2017, primarily due to increased headcount.
Included in profit sharing expense is $62.0 million and $62.3 million for the years ended December 31, 2018 and 2017, respectively, related to a performance based incentive arrangement for certain Apollo partners and employees designed to more closely align compensation on an annual basis with the overall realized performance of the Company (referred to herein as the “Incentive Pool”). Allocations to participants in the Incentive Pool contain both a mandatory component and a discretionary component, each of which may vary year to year. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
Interest expense increased by $6.5 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017 as a result of additional interest expense incurred due to the issuance of the 2048 Senior Notes in March 2018, partially offset by a decrease in interest expense as a result of the repayment of the remaining amount of the Term Facility, as described in note 10 to our consolidated financial statements.
General, administrative and other expenses increased by $8.6 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This change was primarily driven by an increase in professional fees during the year ended December 31, 2018 as compared to the same period in 2017.
Placement fees decreased by $11.8 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This change was primarily driven by placement fees incurred in connection with capital raising activities relating to EPF III and Fund IX of $8.5 million and $3.5 million, respectively, during the year ended December 31, 2017. Placement fees are normally payable to placement agents, who are third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Compensation and benefits increased by $186.2 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily attributable to an increase in profit sharing expense of $158.0 million due to increased performance allocations during the year ended December 31, 2017, as compared to the same period in 2016. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period.
Included in profit sharing expense is $62.3 million and $62.1 million for the years ended December 31, 2017 and 2016, respectively, related to the Incentive Pool. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
Interest expense increased by $9.4 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016 primarily as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 10 to our consolidated financial statements.
Placement fees decreased by $12.3 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily driven by a decrease in placement fees incurred in connection with capital raising activity relating to EPF III of $10.8 million during the year ended December 31, 2017, as compared to the year ended December 31, 2016.
Other Income (Loss)
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net losses from investment activities were $186.4 million for the year ended December 31, 2018, as compared to net gains from investment activities of $95.1 million for the year ended December 31, 2017. This change was primarily attributable to a loss on the Company’s investment in Athene Holding during the year ended December 31, 2018 as compared to a gain on the

Company’s investment in Athene Holding during the year ended December 31, 2017. See note 7 to the consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net gains from investment activities of consolidated VIEs increased by $34.4 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily driven by increases in net gains from Champ, L.P. during the year ended December 31, 2018. See note 6 to the consolidated financial statements for details regarding net gains from investment activities of consolidated VIEs.
Interest income increased by $14.2 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017 primarily due to additional interest income earned from money market funds and U.S. Treasury securities held after December 31, 2017.
Other income, net decreased by $209.8 million during the year ended December 31, 2018, as compared to the year ended December 31, 2017. This change was primarily attributable to a $35.4 million gain from remeasurement of the tax receivable agreement liability due to a decrease in state tax rates during the year ended December 31, 2018, compared to a $200.2 million gain from remeasurement of the tax receivable agreement liability due to changes in estimated tax rates resulting from legislative reforms in the TCJA during the year ended December 31, 2017. The decrease was also attributable to $19.0 million in proceeds recognized in connection with the Company’s early termination of a lease during the year ended December 31, 2017 and $17.5 million in insurance proceeds recognized during the year ended December 31, 2017 in connection with fees and expenses relating to a legal proceeding which did not recur in 2018.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net gains from investment activities decreased by $44.6 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily attributable to reduced gains on the Company’s investment in Athene Holding during the year ended December 31, 2017, as compared to the same period in 2016. See note 7 to the consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net gains from investment activities of consolidated VIEs increased by $5.7 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. See note 6 to the consolidated financial statements for details regarding net gains from investment activities of consolidated VIEs.
Other income, net increased by $241.1 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016 primarily attributable to $200.2 million related to the gain from remeasurement of the tax receivable agreement liability due to changes in estimated tax rates resulting from legislative reforms in the TCJA during the year ended December 31, 2017, $19.0 million in proceeds recognized in connection with the Company’s early termination of a lease during the year ended December 31, 2017, $17.5 million in insurance proceeds recognized during the year ended December 31, 2017 in connection with fees and expenses relating to a legal proceeding and $6.2 million from the assignment of a CLO collateral management agreement during the year ended December 31, 2017.
Net Income Attributable to Non-Controlling Interests and Series A and Series B Preferred Shareholders
For information related to net income attributable to Non-Controlling Interests and net income attributable to Series A and Series B Preferred shareholders, see note 13 to the consolidated financial statements.
Income Tax Provision
The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. federal income tax purposes. As a result, only a portion of the income we earn is subject to corporate-level tax in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
The income tax provision decreased by $239.9 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The decrease was due to the following: i) additional tax expense recorded in 2017 for the remeasurement of deferred taxes as a result of legislative reforms in the TCJA enacted during the year ended December 31, 2017, ii) a decrease in pre-tax GAAP net income during the year ended December 31, 2018 as compared to the year ended December 31, 2017 and iii) an overall change in the mix of earnings when comparing the amount of earnings that are subject to corporate-level tax to those earnings that are not subject to corporate-level tax as these earnings are passed through to Non-Controlling Interests and Class A shareholders. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 81.7% and 18.4% for the years ended December 31, 2018 and 2017, respectively. The most significant reconciling items between our U.S. federal statutory income tax rate and our effective income tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; (iii) state and local income taxes including NYC UBT and (iv) the remeasurement of income taxes due to state tax planning (see note 9 to the consolidated financial statements for further details regarding the Company’s income tax provision).
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The income tax provision increased by $235.2 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The increase was primarily due to the remeasurement of deferred taxes as a result of legislative reforms in the TCJA enacted on December 22, 2017 as well as an overall change in the mix of earnings when comparing the amount of earnings that are subject to corporate-level taxation to those earnings that are not subject to corporate-level tax as these earnings are passed through to Non-Controlling Interests and Class A shareholders. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 18.4% and 8.5% for the years ended December 31, 2017 and 2016, respectively. The most significant reconciling items between our U.S. federal statutory income tax rate and our effective income tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; (iii) state and local income taxes including NYC UBT; and (iv) impact of U.S. tax reform legislation (see note 9 to the consolidated financial statements for further details regarding the Company’s income tax provision).
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

Credit
The following table sets forth our segment statement of operations information and our supplemental performance measure, EI, within our credit segment.

	For the Years Ended December 31,		Total Change	Percentage Change	For the Years Ended December 31,		Total Change	Percentage Change
	2018	2017			2017	2016
	(in thousands)				(in thousands)
Credit:
Revenues:
Management fees	$763,958	$702,191	$61,767	8.8%	$702,191	$596,709	$105,482	17.7%
Advisory and transaction fees, net	9,530	30,733	(21,203)	(69.0)	30,733	12,533	18,200	145.2
Performance fees(1):
Unrealized	(6,911)	51,225	(58,136)	NM	51,225	137,274	(86,049)	(62.7)
Realized	130,479	196,973	(66,494)	(33.8)	196,973	180,029	16,944	9.4
Total performance fees	123,568	248,198	(124,630)	(50.2)	248,198	317,303	(69,105)	(21.8)
Principal investment income	44,976	27,718	17,258	62.3	27,718	33,290	(5,572)	(16.7)
Total Revenues	942,032	1,008,840	(66,808)	(6.6)	1,008,840	959,835	49,005	5.1
Expenses:
Compensation and benefits:
Salary, bonus and benefits	232,751	231,592	1,159	0.5	231,592	209,256	22,336	10.7
Equity-based compensation	37,132	37,453	(321)	(0.9)	37,453	34,185	3,268	9.6
Profit sharing expense:
Unrealized	(523)	18,268	(18,791)	NM	18,268	63,012	(44,744)	(71.0)
Realized	70,620	77,801	(7,181)	(9.2)	77,801	84,715	(6,914)	(8.2)
Equity-based	11,100	1,876	9,224	491.7	1,876	—	1,876	NM
Total profit sharing expense	81,197	97,945	(16,748)	(17.1)	97,945	147,727	(49,782)	(33.7)
Total compensation and benefits	351,080	366,990	(15,910)	(4.3)	366,990	391,168	(24,178)	(6.2)
Non-compensation expenses
General, administrative and other	145,691	139,374	6,317	4.5	139,374	125,639	13,735	10.9
Placement fees	1,530	10,130	(8,600)	(84.9)	10,130	22,047	(11,917)	(54.1)
Total non-compensation expenses	147,221	149,504	(2,283)	(1.5)	149,504	147,686	1,818	1.2
Total Expenses	498,301	516,494	(18,193)	(3.5)	516,494	538,854	(22,360)	(4.1)
Other Income (Loss):
Net gains (losses) from investment activities	(135,285)	85,135	(220,420)	NM	85,135	127,229	(42,094)	(33.1)
Net interest loss	(18,778)	(23,709)	4,931	(20.8)	(23,709)	(20,669)	(3,040)	14.7
Other income (loss), net	2,071	17,037	(14,966)	(87.8)	17,037	(4,500)	21,537	NM
Total Other Income (Loss)	(151,992)	78,463	(230,455)	NM	78,463	102,060	(23,597)	(23.1)
Non-Controlling Interest	(5,008)	(4,379)	(629)	14.4	(4,379)	(7,464)	3,085	(41.3)
Economic Income	$286,731	$566,430	$(279,699)	(49.4)%	$566,430	$515,577	$50,853	9.9%

(1)	Performance fees includes performance allocations and incentive fees.
Revenues
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Management fees increased by $61.8 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This change was primarily attributable to increases in management fees earned from Athene and Apollo Total Return Fund L.P. of $62.1 million and $9.8 million, respectively, during the year ended December 31, 2018, as compared to the same period during 2017. The increase in management fees earned from Athene was primarily attributable to its completion of the reinsurance transaction relating to the fixed annuity business of VA Capital in 2018. These increases were partially offset by a decrease in management fees earned from EPF II of $12.2 million during the year ended December 31, 2018, as compared to the same period during 2017.
Advisory and transaction fees, net decreased by $21.2 million during the year ended December 31, 2018, as compared to the year ended December 31, 2017. This decrease was primarily driven by a decrease in net advisory and transaction fees earned with respect to FCI III of $20.3 million during the year ended December 31, 2018, as compared to the same period during 2017.

Performance fees decreased by $124.6 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This change was primarily attributable to decreases in performance fees earned from EPF II, FCI III, FCI II and Apollo Structured Credit Recovery Master Fund III, L.P. (“SCRF III”) of $92.5 million, $21.8 million, $13.7 million and $12.8 million, respectively, during the year ended December 31, 2018, as compared to the same period during 2017. The decrease was partially offset by increases in performance fees earned from MidCap and Redding Ridge of $20.8 million and $17.0 million, respectively.
The decrease in performance fees from EPF II was primarily attributable to a loss in connection with the partial sale of a Spanish financial services investment during the year ended December 31, 2018, as well as lower appreciation of a German commercial real estate investment in the fund’s portfolio for the year ended December 31, 2018 as compared to the same period in 2017. The decrease in performance fees from FCI III was primarily attributable due to a decrease in the valuation of the fund’s life settlements portfolio for the year ended December 31, 2018 as compared to the same period in 2017. The decrease in performance fees from FCI II was primarily attributable due to a decrease in the valuation of the fund’s life settlements portfolio, lower realized gains and an increase in interest expense for the year ended December 31, 2018 as compared to the same period in 2017. The decrease in performance fees earned from SCRF III was attributable to performance fees being generated at a slower rate compared to the same period in 2017 as the fund has unwound its portfolio.
The increase in performance fees earned from MidCap was a result of stronger loan portfolio returns and fee income during the year ended December 31, 2018, as compared to the same period in 2017. The increase in performance fees from Redding Ridge was primarily due to an increase in fair value from CLO issuances during the year ended December 31, 2018 as compared to the same period in 2017.
Principal investment income increased by $17.3 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This change was primarily driven by increases in income from Apollo’s equity ownership interest in VA Capital and Redding Ridge of $16.8 million and $13.2 million, respectively, during the year ended December 31, 2018, as compared to the same period in 2017. This increase in principal investment income was partially offset by a decrease in income from Apollo’s equity ownership interest in EPF II of $7.7 million during the year ended December 31, 2018, as compared to the same period in 2017.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Management fees increased by $105.5 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily attributable to increases in management fees earned from EPF III, Athene, FCI III and Apollo Total Return Fund L.P. of $59.3 million, $33.9 million, $11.9 million and $9.9 million, respectively, during the year ended December 31, 2017, as compared to the same period during 2016. Management fees earned from EPF III and FCI III increased as a result of capital raises that occurred after December 31, 2016, as well as a one-time catch-up of management fees during the year ended December 31, 2017 of $15.1 million and $7.0 million from EPF III and FCI III, respectively. These increases were partially offset by a decrease in management fees earned from EPF II of $23.0 million during the year ended December 31, 2017, as compared to the same period during 2016, primarily resulting from a step down in fee basis from committed capital to invested capital during the year ended December 31, 2017.
Advisory and transaction fees, net, increased by $18.2 million during the year ended December 31, 2017, as compared to the year ended December 31, 2016. The change was primarily driven by increases in net advisory and transaction fees from FCI III of $20.3 million during the year ended December 31, 2017, as compared to the same period during 2016.
Performance fees decreased by $69.1 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily attributable to decreases in performance fees earned from Apollo Credit Master Fund Ltd, CLOs, SCRF III and AEOF of $29.3 million, $27.1 million, $16.3 million and $14.2 million, respectively, partially offset by an increase in performance fees earned from FCI III of $28.4 million during the year ended December 31, 2017, as compared to the same period during 2016.
The decrease in performance fees related to Apollo Credit Master Fund Ltd. was due to under-performance relative to the fund’s hurdle rate during the year ended December 31, 2017, as compared to the same period in 2016 as a result of lower appreciation on investments in the financial and technology sectors during the year ended December 31, 2017. The decrease in performance fees earned from the CLOs was due to under-performance relative to each respective CLO hurdle rate and lower appreciation from the leveraged loan assets during the year ended December 31, 2017 as compared to the same period in 2016. The decrease in performance fees related to SCRF III was attributable to performance fees being generated at a slower rate as the fund unwound its portfolio during the year ended December 31, 2017. The decrease in performance fees earned from AEOF was primarily due to lower mark-to-market performance on energy positions during the year ended December 31, 2017, as compared to the same period in 2016. FCI III was in its first year of its investment cycle and the increase in performance fees earned from FCI III was due to higher valuations of the fund’s life settlements portfolio during the year ended December 31, 2017.
Principal investment income decreased by $5.6 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily driven by a decrease in income from Apollo’s equity ownership interest in AEOF, EPF II and Apollo Senior Loan Fund, L.P. of $6.8 million, $1.7 million and $1.3 million, respectively, partially offset by an increase in income from Apollo’s equity ownership interest in AINV of $5.0 million during the year ended December 31, 2017, as compared to the same period in 2016.
Expenses
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Compensation and benefits expense decreased by $15.9 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This change was primarily attributable to a decrease in total profit sharing expense of $16.7 million during the year ended December 31, 2018, as compared to the same period in 2017. Profit sharing expense decreased as a result of a corresponding decrease in performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Equity-based profit sharing expense increased as a result of grants under the 2007 Equity Plan during the year ended December 31, 2018 (see note 12 to the consolidated financial statements).
Included in profit sharing expense is $13.0 million and $16.3 million related to the Incentive Pool for the years ended December 31, 2018 and 2017, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
General, administrative and other increased by $6.3 million during the year ended December 31, 2018, as compared to the year ended December 31, 2017. The change was primarily driven by an increase in professional fees, partially offset by a decrease in fund organizational expenses related to EPF III during the year ended December 31, 2018, as compared to the same period in 2017.
Placement fees decreased by $8.6 million during the year ended December 31, 2018, as compared to the year ended December 31, 2017. This change was primarily driven by placement fees incurred in connection with capital raising activity relating to EPF III of $8.5 million during the year ended December 31, 2017.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Compensation and benefits expense decreased by $24.2 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily attributable to a decrease in profit sharing expense of $49.8 million during the year ended December 31, 2017, as compared to the year ended December 31, 2016 as a result of a corresponding decrease in performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. The decrease in profit sharing expense was partially offset by an increase in salary, bonus and benefits of $22.3 million during the year ended December 31, 2017, as compared to the year ended December 31, 2016 primarily due to increased headcount.
Included in profit sharing expense is $16.3 million and $38.0 million related to the Incentive Pool for the years ended December 31, 2017 and 2016, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
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

Other Income (Loss)
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net losses from investment activities were $135.3 million for the year ended December 31, 2018, as compared to net gains from investment activities of $85.1 million for the year ended December 31, 2017. This change was primarily attributable to a loss on the Company’s investment in Athene Holding during the year ended December 31, 2018 as compared to a gain on the Company’s investment in Athene Holding during the year ended December 31, 2017. See note 7 to the consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net interest loss decreased by $4.9 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to additional interest income earned from money market funds and U.S. Treasury securities held after December 31, 2017. Interest income was partially offset by additional interest expense incurred during the year ended December 31, 2018 as a result of the issuance of the 2048 Senior Notes in March 2018, as described in note 10 to our consolidated financial statements.
Other income (loss), net decreased by $15.0 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This change was primarily attributable to proceeds received in connection with the Company’s early termination of a lease and the Company’s recognition of $6.2 million of other income from the assignment of a CLO collateral management agreement during the year ended December 31, 2017.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net gains from investment activities decreased by $42.1 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, due to reduced gains on the Company’s investment in Athene Holding during the year ended December 31, 2017, as compared to the year ended December 31, 2016. See note 7 to the consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net interest loss increased by $3.0 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to additional interest expense incurred during the year ended December 31, 2017 as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 10 to our consolidated financial statements.
Other income (loss), net increased by $21.5 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily attributable to proceeds recognized in connection with the Company’s early termination of a lease and proceeds recognized from the assignment of a CLO collateral management agreement during the year ended December 31, 2017.
Non-Controlling Interests
For information related to Non-Controlling Interests, see note 13 to the consolidated financial statements.

Private Equity
The following table sets forth our segment statement of operations information and our supplemental performance measure, EI, within our private equity segment.

	For the Years Ended December 31,		Total Change	Percentage Change	For the Years Ended December 31,		Total Change	Percentage Change
	2018	2017			2017	2016
	(in thousands)				(in thousands)
Private Equity:
Revenues:
Management fees	$440,719	$306,734	$133,985	43.7%	$306,734	$321,995	$(15,261)	(4.7)%
Advisory and transaction fees, net	89,385	84,063	5,322	6.3	84,063	128,675	(44,612)	(34.7)
Performance fees(1):
Unrealized	(941,690)	642,126	(1,583,816)	NM	642,126	368,807	273,319	74.1
Realized	441,363	433,983	7,380	1.7	433,983	82,292	351,691	427.4
Total performance fees	(500,327)	1,076,109	(1,576,436)	NM	1,076,109	451,099	625,010	138.6
Principal investment income (loss)	(39,382)	132,376	(171,758)	NM	132,376	66,281	66,095	99.7
Total Revenues	(9,605)	1,599,282	(1,608,887)	NM	1,599,282	968,050	631,232	65.2
Expenses:
Compensation and benefits:
Salary, bonus and benefits	138,855	123,095	15,760	12.8	123,095	124,463	(1,368)	(1.1)
Equity-based compensation	29,021	27,516	1,505	5.5	27,516	27,549	(33)	(0.1)
Profit sharing expense:
Unrealized	(319,939)	211,976	(531,915)	NM	211,976	114,643	97,333	84.9
Realized	197,873	191,569	6,304	3.3	191,569	43,893	147,676	336.4
Equity-based	76,906	2,184	74,722	NM	2,184	—	2,184	NM
Total profit sharing expense	(45,160)	405,729	(450,889)	NM	405,729	158,536	247,193	155.9
Total compensation and benefits	122,716	556,340	(433,624)	(77.9)	556,340	310,548	245,792	79.1
Non-compensation expenses:
General, administrative and other	67,423	68,504	(1,081)	(1.6)	68,504	71,323	(2,819)	(4.0)
Placement fees	585	3,783	(3,198)	(84.5)	3,783	2,297	1,486	64.7
Total non-compensation expenses	68,008	72,287	(4,279)	(5.9)	72,287	73,620	(1,333)	(1.8)
Total Expenses	190,724	628,627	(437,903)	(69.7)	628,627	384,168	244,459	63.6
Other Income (Loss):
Net gains (losses) from investment activities	(51,185)	9,652	(60,837)	NM	9,652	11,379	(1,727)	(15.2)
Net interest loss	(14,694)	(16,597)	1,903	(11.5)	(16,597)	(14,187)	(2,410)	17.0
Other income (loss), net	(2,053)	26,299	(28,352)	NM	26,299	1,650	24,649	NM
Total Other Income (Loss)	(67,932)	19,354	(87,286)	NM	19,354	(1,158)	20,512	NM
Economic Income (Loss)	$(268,261)	$990,009	$(1,258,270)	NM	$990,009	$582,724	$407,285	69.9%

(1)	Performance fees includes performance allocations and incentive fees.
Revenues
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Management fees increased by $134.0 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This change was primarily attributable to the commencement of Fund IX’s investment period in April 2018, resulting in $240.3 million in management fees during the year ended December 31, 2018. The increase in management fees was partially offset by decreased management fees earned from Fund VIII and Fund VI of $79.5 million and $23.0 million, respectively, during the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease in management fees earned from Fund VIII was the result of a change in the basis upon which management fees are earned from capital commitments to invested capital. The decrease in management fees earned from Fund VI resulted from the termination of the fund’s management fee.
Advisory and transaction fees, net increased by $5.3 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This change was primarily attributable to an increase in net advisory and transaction fees earned as a result of the Catalina Holdings transaction of $16.7 million, partially offset by a decrease in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $13.7 million during the year ended December 31, 2018, as compared to the same period during 2017.
Performance fees were $(500.3) million for the year ended December 31, 2018, as compared to performance fees of $1.1 billion for the year ended December 31, 2017. This change was primarily attributable to decreases in performance fees earned from Fund VIII, Fund VI and Fund VII of $1.3 billion, $129.5 million and $117.2 million, respectively, during the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease in performance fees from Fund VIII was primarily driven by depreciation of the fund’s public and private portfolio companies primarily in the consumer services, business services and leisure sectors and lower appreciation in the manufacturing and industrial sector. The decrease in performance fees from Fund VI was primarily driven by depreciation of the fund’s public portfolio companies primarily in the leisure sector. The decrease in performance fees from Fund VII was primarily driven by depreciation of the fund’s private portfolio companies primarily in the consumer services, media, telecom and technology, leisure and business services sectors.
Principal investment loss was $39.4 million for the year ended December 31, 2018, as compared to principal investment income of $132.4 million for the year ended December 31, 2017. This change was primarily attributable to decreases in income from Apollo’s equity ownership interest in Fund VIII and AAA of $153.5 million and $10.0 million, respectively, during the year ended December 31, 2018, as compared to the same period in 2017.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Management fees decreased by $15.3 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily attributable to decreases in management fees earned with respect to ANRP II, AION and Fund VI of $7.9 million, $4.2 million and $2.1 million, respectively, during the year ended December 31, 2017 as compared to the year ended December 31, 2016. The decrease in management fees earned from ANRP II was primarily due to catch-up of management fees in connection with capital raised during the year ended December 31, 2016. The decrease in management fees earned from AION and Fund VI primarily resulted from a reduction in fee basis after December 31, 2016.
Advisory and transaction fees, net decreased by $44.6 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily attributable to a decrease in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $46.2 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016.
Performance fees increased by $625.0 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily attributable to increases in performance fees earned from Fund VIII and Fund VI of $566.3 million and $175.8 million, respectively, offset by decreases in performance fees earned from ANRP I of $67.3 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase in performance fees earned from Fund VIII was primarily driven by appreciation in value in the fund’s private portfolio companies. The increase in performance fees earned from Fund VI was primarily driven by appreciation in value in the fund’s public portfolio companies. The decrease in performance fees earned from ANRP I was primarily driven by lower appreciation in value in the fund’s private portfolio companies.
Principal investment income increased by $66.1 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily attributable to increases in income from Apollo’s equity ownership interest in Fund VIII of $64.5 million during the year ended December 31, 2017, as compared to the same period in 2016.
Expenses
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Compensation and benefits expense decreased by $433.6 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This change was primarily attributable to a decrease in total profit sharing expense of $450.9 million during the year ended December 31, 2018, as compared to the same period in 2017, as a result of a corresponding decrease in performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Equity-based profit sharing expense increased as a result of grants under the 2007 Equity Plan during the year ended December 31, 2018 (see note 12 to the consolidated financial statements).
Included in profit sharing expense is $47.7 million and $44.4 million related to the Incentive Pool for the years ended December 31, 2018 and 2017, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.

Placement fees decreased by $3.2 million during the year ended December 31, 2018, as compared to the year ended December 31, 2017. This change was primarily driven by placement fees incurred in connection with capital raising activity relating to Fund IX of $3.5 million during the year ended December 31, 2017.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Compensation and benefits expense increased by $245.8 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This change was primarily attributable to an increase in profit sharing expense of $247.2 million as a result of a corresponding increase in performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period.
Included in profit sharing expense is $44.4 million and $20.6 million related to the Incentive Pool for the years ended December 31, 2017 and 2016, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
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
Other Income (Loss)
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net losses from investment activities were $51.2 million for the year ended December 31, 2018, as compared to net gains from investment activities of $9.7 million for the year ended December 31, 2017. This change was primarily attributable to a loss on the Company’s investment in Athene Holding during the year ended December 31, 2018 as compared to a gain on the Company’s investment in Athene Holding during the year ended December 31, 2017. See note 7 to the consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net interest loss decreased by $1.9 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to additional interest income earned from money market funds and U.S. Treasury securities held after December 31, 2017. Interest income was partially offset by additional interest expense incurred during the year ended December 31, 2018 as a result of the issuance of the 2048 Senior Notes in March 2018, as described in note 10 to our consolidated financial statements.
Other loss, net was $2.1 million for the year ended December 31, 2018, as compared to other income, net of $26.3 million for the year ended December 31, 2017. This change was primarily attributable to proceeds received in connection with the Company’s early termination of a lease during the year ended December 31, 2017, in addition to insurance proceeds of $17.5 million received during the year ended December 31, 2017 in connection with fees and expenses relating to a legal proceeding.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net gains from investment activities decreased by $1.7 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, due to reduced gains on the Company’s investment in Athene Holding during the year ended December 31, 2017, as compared to the year ended December 31, 2016. See note 7 to the consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net interest loss increased by $2.4 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to additional interest expense incurred during the year ended December 31, 2017 as a result of the issuance of the 2026 Senior Notes in May 2016, as described in note 10 to our consolidated financial statements.
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

Real Assets
The following table sets forth our segment statement of operations information and our supplemental performance measure, EI, within our real assets segment.

	For the Years Ended December 31,		Total Change	Percentage Change	For the Years Ended December 31,		Total Change	Percentage Change
	2018	2017			2017	2016
	(in thousands)				(in thousands)
Real Assets:
Revenues:
Management fees	$78,011	$73,390	$4,621	6.3%	$73,390	$58,945	$14,445	24.5%
Advisory and transaction fees, net	12,652	2,828	9,824	347.4	2,828	5,907	(3,079)	(52.1)
Performance fees(1):
Unrealized	(4,168)	(4,786)	618	(12.9)	(4,786)	4,918	(9,704)	NM
Realized	6,617	18,069	(11,452)	(63.4)	18,069	12,566	5,503	43.8
Total performance fees	2,449	13,283	(10,834)	(81.6)	13,283	17,484	(4,201)	(24.0)
Principal investment income	2,020	2,857	(837)	(29.3)	2,857	3,010	(153)	(5.1)
Total Revenues	95,132	92,358	2,774	3.0	92,358	85,346	7,012	8.2
Expenses:
Compensation and benefits:
Salary, bonus and benefits	43,356	39,468	3,888	9.9	39,468	33,171	6,297	19.0
Equity-based compensation	3,617	2,905	712	24.5	2,905	2,734	171	6.3
Profit sharing expense:
Unrealized	(973)	(3,925)	2,952	(75.2)	(3,925)	2,202	(6,127)	NM
Realized	3,759	9,468	(5,709)	(60.3)	9,468	8,185	1,283	15.7
Equity-based	1,504	—	1,504	NM	—	—	—	NM
Total profit sharing expense	4,290	5,543	(1,253)	(22.6)	5,543	10,387	(4,844)	(46.6)
Total compensation and benefits	51,263	47,916	3,347	7.0	47,916	46,292	1,624	3.5
Non-compensation expenses:
General, administrative and other	26,177	20,701	5,476	26.5	20,701	21,528	(827)	(3.8)
Placement fees	7	—	7	NM	—	89	(89)	(100.0)
Total non-compensation expenses	26,184	20,701	5,483	26.5	20,701	21,617	(916)	(4.2)
Total Expenses	77,447	68,617	8,830	12.9	68,617	67,909	708	1.0
Other Loss:
Net gains (losses) from investment activities	44	(13)	57	NM	(13)	—	(13)	NM
Net interest loss	(4,101)	(4,678)	577	(12.3)	(4,678)	(4,163)	(515)	12.4
Other income, net	490	2,460	(1,970)	(80.1)	2,460	692	1,768	255.5
Total Other Loss	(3,567)	(2,231)	(1,336)	59.9	(2,231)	(3,471)	1,240	(35.7)
Economic Income	$14,118	$21,510	$(7,392)	(34.4)%	$21,510	$13,966	$7,544	54.0%

(1)	Performance fees includes performance allocations and incentive fees.
Revenues
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Management fees increased by $4.6 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This change was primarily attributable to increases in management fees earned from ARI and real estate debt managed accounts of $5.0 million and $3.0 million, respectively, during the year ended December 31, 2018, as compared to the same period during 2017. The increase in management fees was partially offset by a decrease in management fees earned from Trophy Property Development Fund, L.P. of $3.3 million during the year ended December 31, 2018, as compared to the same period during 2017.
Advisory and transaction fees, net, increased by $9.8 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to Apollo Infrastructure Equity Fund and the acquisition of management contracts for India-based funds of $6.0 million and $3.5 million, respectively, during the year ended December 31, 2018.
Performance fees decreased by $10.8 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. Performance fees earned from certain funds, including U.S. RE Fund I and U.S. RE Fund II, includes an allocation of performance fees from a strategic investment account that invests in the funds. The decrease in performance fees was primarily attributable to decreases in performance fees earned from strategic investment accounts, U.S. RE Fund I and U.S. RE Fund II of $4.5 million, $4.5 million and $4.2 million, respectively, during the year ended December 31, 2018, as compared to the year ended December 31, 2017. The decrease in performance fees earned from strategic investment accounts is primarily due to the reversal of cumulative unrealized performance fees for one of our strategic investment accounts that invests in Asia and lower appreciation of several of U.S. RE Fund II’s investments during the year ended December 31, 2018. Performance fees earned from U.S. RE Fund I decreased primarily due to unrealized depreciation on several of the fund’s investments during the year ended December 31, 2018, as compared to the year ended December 31, 2017. Performance fees earned from U.S. RE Fund II decreased primarily due to lower appreciation of several of the fund’s real estate investments during the year ended December 31, 2018, as compared to the year ended December 31, 2017.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Management fees increased by $14.4 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily attributable to increases in management fees earned with respect to ARI and Asia RE Fund of $8.2 million and $3.3 million, respectively, during the year ended December 31, 2017, as compared to the year ended December 31, 2016, in connection with capital raises for the funds during 2017.
Advisory and transaction fees, net, decreased by $3.1 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily attributable to decreases in net advisory and transaction fees earned with respect to AGRE Debt Fund I and U.S. RE Fund II of $2.4 million and $0.4 million, respectively, during the year ended December 31, 2017, as compared to the year ended December 31, 2016.
Performance fees decreased by $4.2 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. Performance fees earned from certain funds, including U.S. RE Fund I and II, includes an allocation of performance fees from a strategic investment account that invests in the funds. This change was primarily attributable to decreases in performance fees earned from strategic investment accounts of $4.3 million during the year ended December 31, 2017, as compared to the same period during 2016. In addition, U.S. RE Fund I had a decrease of $2.4 million during the year ended December 31, 2017, as compared to the year ended December 31, 2016. The decrease in performance fees earned from U.S. RE Fund I was primarily due to lower appreciation of several investments during the year ended December 31, 2017, as compared to the same period during 2016. The decrease was partially offset by an increase in performance fees earned from U.S. RE Fund II of $1.9 million. The increase in performance fees earned from U.S. RE Fund II was primarily due to strong operating performance across many of the fund’s underlying properties and appreciation of several real estate investments during the year ended December 31, 2017.
Expenses
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Compensation and benefits increased by $3.3 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. Salary, bonus and benefits increased by $3.9 million during the year ended December 31, 2018, as compared to the same period during 2017 primarily due to increased headcount. The increase was partially offset by a decrease in total profit sharing expense of $1.3 million during the year ended December 31, 2018, as compared to the same period in 2017, as a result of a corresponding decrease in performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Equity-based profit sharing expense increased as a result of grants under the 2007 Equity Plan during the year ended December 31, 2018 (see note 12 to the consolidated financial statements).
Included in profit sharing expense is $1.3 million and $1.6 million related to the Incentive Pool for the years ended December 31, 2018 and 2017, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
General, administrative and other increased by $5.5 million during the year ended December 31, 2018, as compared to the year ended December 31, 2017. This change was primarily attributable to increases in professional fees during the year ended December 31, 2018, as compared to the same period in 2017.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Compensation and benefits increased by $1.6 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This change was primarily attributable to an increase in salary, bonus and benefits of $6.3 million during the year ended December 31, 2017, as compared to the same period during 2016 primarily due to increased headcount. The increase in salary, bonus and benefits was partially offset by a decrease in profit sharing expense of $4.8 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016 as a result of a corresponding decrease in performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period.
Included in profit sharing expense is $1.6 million and $3.5 million related to the Incentive Pool for the years ended December 31, 2017 and 2016, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Other Income (Loss)
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Other income, net decreased by $2.0 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily attributable to proceeds received in connection with the Company’s early termination of a lease during the year ended December 31, 2017.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Other income, net increased by $1.8 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily attributable to proceeds recognized in connection with the Company’s early termination of a lease during the year ended December 31, 2017.
Summary of Fee Related Earnings
The following table is a summary of Fee Related Earnings.

	For the Years Ended December 31,
	2018	2017	2016
	(in thousands)
Management Fees	$1,282,688	$1,082,315	$977,649
Advisory and Transaction Fees, net	111,567	117,624	147,115
Performance fees(1)	28,390	17,666	22,941
Salary, Bonus and Benefits	(414,962)	(394,155)	(366,890)
Non-compensation Expenses	(241,413)	(242,492)	(242,923)
Other Income (Loss) attributable to Fee Related Earnings(2)	9,977	47,834	(554)
Non-Controlling Interest	(5,008)	(4,379)	(7,464)
Fee Related Earnings	$771,239	$624,413	$529,874

(1)	Represents certain performance fees earned from business development companies and Redding Ridge Holdings.

(2)
Includes $19.0 million in proceeds received in connection with the Company’s early termination of a lease and $17.5 million in insurance proceeds received in connection with fees and expenses relating to a legal proceeding during the year ended December 31, 2017.

Summary of Distributable Earnings
The following table is a reconciliation of Distributable Earnings per share of common and equivalents to net distribution per share of common and equivalent.

	For the Years Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Distributable Earnings	$963,707	$1,010,002	$647,932
Taxes and related payables(1)	(44,215)	(26,337)	(9,635)
Preferred distributions	(31,662)	(13,538)	—
Distributable Earnings After Taxes and Related Payables	887,830	970,127	638,297
Add back: Tax and related payables attributable to common and equivalents	36,645	18,213	110
Distributable Earnings before certain payables(2)	924,475	988,340	638,407
Percent to common and equivalents	51%	49%	47%
Distributable Earnings before other payables attributable to common and equivalents	472,095	486,799	302,899
Less: Taxes and related payables attributable to common and equivalents	(36,645)	(18,213)	(110)
Distributable Earnings attributable to common and equivalents	$435,450	$468,586	$302,789
Distributable Earnings per share of common and equivalent(3)	$2.15	$2.37	$1.56
Retained capital per share of common and equivalent(3)(4)	(0.32)	(0.31)	(0.14)
Net distribution per share of common and equivalent(3)	$1.83	$2.06	$1.42

(1)
Represents the estimated current corporate, local and non-U.S. taxes as well as the payable under Apollo’s tax receivable agreement. DE After Taxes and Related Payables is calculated after current taxes and the impact of the tax receivable agreement (“TRA”). The TRA component of taxes used in calculating DE After Taxes was previously estimated based on the tax asset used to reduce the prior year’s tax liability. In 2018, the DE effective tax rate, using this estimation methodology, results in an increase in the tax rate despite the significantly reduced federal tax rate under tax reform. We believe it is more meaningful to estimate the current year impact of the TRA component of taxes when calculating DE After Taxes. The impact of this change is not significant to DE After Taxes and Related Payables as previously reported; giving effect to this change, DE After Taxes and Related Payables would have been $937.8 million and $620.4 million for the years ended December 31, 2017 and 2016, respectively.

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

Summary of Non-U.S. GAAP Measures
The table below sets forth a reconciliation of net income attributable Apollo Global Management, LLC Class A Shareholders to our non-U.S. GAAP performance measures:

	For the Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net Income (Loss) Attributable to Apollo Global Management, LLC Class A Shareholders	$(42,038)	$615,566	$402,850
Preferred distributions	31,662	13,538	—
Net income attributable to Non-Controlling Interests in consolidated entities	31,648	8,891	5,789
Net income (loss) attributable to Non-Controlling Interests in the Apollo Operating Group	(2,021)	805,644	561,668
Net Income	$19,251	$1,443,639	$970,307
Income tax provision	86,021	325,945	90,707
Income Before Income Tax Provision	$105,272	$1,769,584	$1,061,014
Transaction-related charges and equity-based compensation	(5,631)	17,496	57,042
Gain from remeasurement of tax receivable agreement liability	(35,405)	(200,240)	—
Net income attributable to Non-Controlling Interests in consolidated entities	(31,648)	(8,891)	(5,789)
Economic Income(1)	$32,588	$1,577,949	$1,112,267
Income tax provision on Economic Income	(85,513)	(127,280)	(165,522)
Preferred distributions	(31,662)	(13,538)	—
Economic Net Income (Loss)	$(84,587)	$1,437,131	$946,745
Preferred distributions	31,662	13,538	—
Income tax provision on Economic Income	85,513	127,280	165,522
Performance fees(2)	402,700	(1,319,924)	(762,945)
Profit sharing expense	40,327	509,217	316,650
Equity-based compensation(3)	69,770	67,874	64,468
Principal investment income	(7,614)	(162,951)	(102,581)
Net (gains) losses from investment activities	186,426	(94,774)	(138,608)
Net interest loss	37,573	44,984	39,019
Other	9,469	2,038	1,604
Fee Related Earnings	$771,239	$624,413	$529,874
Gain from remeasurement of tax receivable agreement liability	—	—	3,208
Depreciation, amortization and other, net	9,140	13,179	9,928
Fee Related EBITDA	$780,379	$637,592	$543,010
Realized performance fees(4)	380,188	631,359	251,946
Realized profit sharing expense(4)	(225,629)	(278,838)	(136,793)
Fee Related EBITDA + 100% of Net Realized Performance Fees	$934,938	$990,113	$658,163
Non-cash revenues	(3,369)	(3,369)	(3,369)
Realized principal investment income	69,711	68,242	37,180
Net interest loss	(37,573)	(44,984)	(39,019)
Gain from remeasurement of tax receivable agreement liability	—	—	(3,208)
Other	—	—	(1,815)
Distributable Earnings	$963,707	$1,010,002	$647,932
Taxes and related payables	(44,215)	(26,337)	(9,635)
Preferred distributions	(31,662)	(13,538)	—
Distributable Earnings After Taxes and Related Payables	$887,830	$970,127	$638,297

(1)	See note 16 for more details regarding Economic Income for the combined segments.

(2)	Excludes certain performance fees from business development companies and Redding Ridge Holdings.

(3)	Includes equity-based compensation related to RSUs (excluding RSUs granted in connection with the 2007 private placement), share options and restricted share awards.

(4)	Excludes realized performance fees and realized profit sharing expense in the form of Athene shares.
Liquidity and Capital Resources
Overview
Apollo’s business model primarily derives revenues and cash flows from the assets it manages. Apollo targets operating expense levels such that fee income exceeds total operating expenses each period. The company intends to distribute to its shareholders on a quarterly basis substantially all of its distributable earnings after taxes and related payables in excess of amounts determined to be necessary or appropriate to provide for the conduct of the business. As a result, the Company requires limited capital resources to support the working capital or operating needs of the business. While primarily met by cash flows generated through fee income received, liquidity needs are also met (to a limited extent) through proceeds from borrowings and equity issuances as described in notes 10 and 13 to the consolidated financial statements, respectively. The Company had cash and cash equivalents of $609.7 million at December 31, 2018.
Primary Sources and Uses of Cash
The Company has multiple sources of short-term liquidity to meet its capital needs, including cash on hand, annual cash flows from its activities, and available funds from the Company’s $750 million revolving credit facility as of December 31, 2018. The Company believes these sources will be sufficient to fund our capital needs for at least the next twelve months. If the Company determines that market conditions are favorable after taking into account our liquidity requirements, we may seek to issue additional senior notes, preferred equity, or other financing instruments.
The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s consolidated statements of cash flows:

	For the Years Ended December 31,
	2018	2017	2016
	(in thousands)
Operating Activities	$814,259	$859,852	$599,785
Investing Activities	(247,260)	(417,819)	(183,781)
Financing Activities	(752,184)	(453,635)	(236,157)
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	$(185,185)	$(11,602)	$179,847
Operating Activities
The Company’s operating activities support its investment management activities. The primary sources of cash within the operating activities section include: (a) management fees, (b) advisory and transaction fees, (c) realized performance revenues, and (d) realized principal investment income. The primary uses of cash within the operating activities section include: (a) compensation and non-compensation related expenses, (b) placement fees, and (c) interest and taxes.

•
During the years ended December 31, 2018, 2017 and 2016, cash provided by operating activities primarily includes cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, offset by cash outflows for compensation, general, administrative, and other expenses. Net cash provided by operating activities also reflects the operating activity of our consolidated funds and VIEs, which primarily include cash inflows from the sale of investments offset by cash outflows for purchases of investments.

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

•
During the year ended December 31, 2018, cash used by investing activities primarily reflects purchases of U.S. Treasury securities and other investments and net contributions to equity method investments, offset by proceeds from maturities of U.S. Treasury securities.

•
During the year ended December 31, 2017, cash used by investing activities primarily reflects purchases of U.S. Treasury securities and net contributions to equity method investments, offset by repayment of related party loans.

•	During the year ended December 31, 2016, cash used by investing activities primarily reflects purchases of other investments and net contributions to equity method investments.
Financing Activities
The Company’s financing activities reflect its capital market transactions and transactions with owners. The primary sources of cash within the financing activities section includes proceeds from debt and preferred equity issuances. The primary uses of cash within the financing activities section include: (a) distributions, (b) TRA payments, (c) share repurchases, (d) cash paid to settle tax withholding obligations in connection with net share settlements of equity-based awards, and (e) repayments of debt.

•
During the year ended December 31, 2018, cash used by financing activities primarily reflects repayments on the Term Facility and distributions to Class A shareholders and Non-Controlling interest holders, partially offset by proceeds from the issuance of the Series B Preferred shares and the 2048 Senior Notes.

•
During the year ended December 31, 2017, cash used by financing activities primarily reflects distributions to Class A shareholders and Non-Controlling interest holders, offset by proceeds from the issuance of Series A Preferred shares. Net cash provided by financing activities also reflects the financing activity of our consolidated funds and VIEs, which primarily include cash inflows from the issuance of debt offset by cash outflows for the principal repayment of debt.

•
During the year ended December 31, 2016, cash used by financing activities primarily reflects repayments on the Term Facility, distributions to Class A shareholders and Non-Controlling interest holders, offset by proceeds from the issuance of the 2026 Senior Notes.

Future Debt Obligations
The Company had long-term debt of $1.4 billion at December 31, 2018, which includes $1.3 billion of senior notes with maturities in 2024, 2026 and 2048. See note 10 to the consolidated financial statements for further information regarding the Company’s debt arrangements. Additionally, see note 17 to the consolidated financial statements for information regarding the 2029 Senior Notes.
Contractual Obligations, Commitments and Contingencies
The Company had unfunded general partner commitments of $1.2 billion at December 31, 2018, of which $469 million related to Fund IX. For a summary and a description of the nature of the Company’s commitments, contingencies and contractual obligations, see note 15 to the consolidated financial statements and “—Contractual Obligations, Commitments and Contingencies”. The Company’s commitments are primarily fulfilled through cash flows from operations and (to a limited extent) through borrowings and equity issuances as described in notes 10 and 13 to the consolidated financial statements, respectively.
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
Other Liquidity and Capital Resource Considerations
Future Cash Flows
Our ability to execute our business strategy, particularly our ability to increase our AUM, depends on our ability to establish new funds and to raise additional investor capital within such funds. Our liquidity will depend on a number of factors, such as our ability to project our financial performance, which is highly dependent on our funds and our ability to manage our projected costs, fund performance, access to credit facilities, compliance with existing credit agreements, as well as industry and market trends. Also during economic downturns the funds we manage might experience cash flow issues or liquidate entirely. In these situations we might be asked to reduce or eliminate the management fee and performance fees we charge, which could adversely impact our cash flow in the future.

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
Consideration of Financing Arrangements
As noted above, in limited circumstances, the Company may issue debt or equity to supplement its liquidity. The decision to enter into a particular financing arrangement is made after careful consideration of various factors including the Company’s cash flows from operations, future cash needs, current sources of liquidity, demand for the Company’s debt or equity, and prevailing interest rates.
Revolver Facility
As further described in note 10 to the consolidated financial statements, the 2013 AMH Credit Facilities and all related loan documents were terminated as of July 11, 2018. Under the Company’s 2018 AMH Credit Facility, the Company may borrow in an aggregate amount not to exceed $750 million and may incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as the Borrower is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. Borrowings under the 2018 AMH Credit Facility may be used for working capital and general corporate purposes, including without limitation, permitted acquisitions. As of December 31, 2018, the 2018 AMH Credit Facility was undrawn.
Distributions
For information regarding the quarterly distributions which were made at the sole discretion of the Company’s manager during 2018 and 2017 to Class A shareholders, Non-Controlling Interest holders in the Apollo Operating Group and participating securities, see note 13 to the consolidated financial statements.
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
On January 31, 2019, the Company declared a cash distribution of $0.56 per Class A share, which will be paid on February 28, 2019 to holders of record on February 21, 2019. Also, the Company declared a cash distribution of $0.398438 per Series A Preferred share and Series B Preferred share which will be paid on March 15, 2019 to holders of record on March 1, 2019.
Tax Receivable Agreement
The tax receivable agreement provides for the payment to the Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that APO Corp. realizes subject to the agreement. For more information regarding the tax receivable agreement, see note 14 to the consolidated financial statements.
APO Share Repurchases
In February 2016, Apollo announced its adoption of a program to repurchase up to $250 million in the aggregate of its Class A shares. In January 2019, the Company increased its authorized share repurchase amount by $250 million bringing the total share repurchase plan authorization to $500 million, which may be used to repurchase outstanding Class A shares as well as to reduce Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the Company’s 2007 Equity Plan (and any successor equity plan thereto). Under the share repurchase program, shares may be repurchased from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. Apollo is not obligated under the terms of the share repurchase program to repurchase any of its Class A shares. The repurchase program has no expiration date and may be suspended or terminated by the Company at any time without prior notice. Class A shares repurchased as part of the program will be canceled by the Company.
AINV Share Purchases
On March 11, 2016, it was announced that Apollo intended to embark on a program to purchase $50 million of AINV’s common stock, subject to certain regulatory approvals. Under the program, shares may be purchased from time to time in open market transactions and in accordance with applicable law. As of December 31, 2018, Apollo had purchased approximately 871 thousand shares, or approximately $4.9 million of AINV’s common stock.
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
Fund VIII, Fund VII, Fund VI, ANRP I and ANRP II Escrow
As of December 31, 2018, the remaining investments and escrow cash of Fund VIII were valued at 118% of the fund’s unreturned capital, which was above the required escrow ratio of 115%. As of December 31, 2018, the remaining investments and escrow cash of Fund VII, Fund VI, ANRP I and ANRP II were valued at 77%, 73%, 63% and 107% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation.
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
Indemnification Liability
The Company recorded an indemnification liability in the event that our Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation to return previously distributed performance fees. See note 14 to the consolidated financial statements for further information regarding the Company’s indemnification liability.
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
(iii)0.375% of the market value of “yield assets,” which include non-agency RMBS, investment grade CLOs, commercial mortgage backed securities and other asset-backed securities (other than RMBS), emerging market investments, below investment grade corporate bonds, residential mortgage loans, triple net leases, bank loans, investment grade infrastructure debt, and lower yielding floating rate mortgages;
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
The Proposed Amended Fee Agreement is intended to provide for further alignment of interests between Athene and the Company. On the Backbook Value, assuming constant portfolio allocations, the near-term impact of the Proposed Amended Fee Agreement is anticipated to be immaterial. On the Incremental Value, assuming the same allocations as the Backbook Value, total fees paid by Athene to the Company are expected to be marginally lower than fees paid by Athene to the Company would be under the Existing Fee Agreement. If invested asset allocations are more heavily weighted to assets with lower alpha-generating abilities than Athene’s current investment portfolio, the fees that Athene pays to the Company under the Proposed Amended Fee Agreement would be expected to decline relative to the Existing Fee Agreement. Conversely, if a greater proportion of Athene’s investment portfolio is allocated to differentiated assets with higher alpha-generating abilities, Athene’s net investment earned rates would be expected to increase, and so would the fees Athene pays to the Company relative to the Existing Fee Agreement.
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
Equity-Based Profit Sharing Expense
Profit sharing amounts are generally not paid until the related performance fees are distributed to the general partner upon realization of the fund’s investments. Under certain profit sharing arrangements, a portion of the performance fees distributed to the general partner is allocated by issuance of equity-based awards, rather than cash, to employees. See note 2 to the consolidated financial statements for further information regarding the accounting for the Company’s profit sharing arrangements.

Strategic Relationship Agreement with CalPERS
On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with CalPERS. The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. As of December 31, 2018, the Company had reduced fees charged to CalPERS on the funds it manages by approximately $107.8 million.
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
Performance allocations are performance fees that are generally structured from a legal standpoint as an allocation of capital to the Company. Performance allocations from certain of the funds that we manage are subject to contingent repayment and is generally paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund, the aggregate amount paid to us as performance fees exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess (in certain cases net of taxes) is required to be returned by us to that fund. We account for performance allocations as an equity method investment, and accordingly, we accrue performance allocations quarterly based on fair value of the underlying investments and separately assess if contingent repayment is necessary. The determination of performance allocations and contingent repayment considers both the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. See “Investments, at Fair Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our credit, private equity and real assets funds.
Incentive fees are performance fees structured as a contractual fee arrangement rather than a capital allocation. Incentive fees are generally received from the management of CLOs, managed accounts and AINV. For a majority of our incentive fees, once the quarterly or annual incentive fees have been determined, there is no look-back to prior periods for a potential contingent repayment, however, certain other incentive fees can be subject to contingent repayment at the end of the life of the entity. In accordance with the new revenue recognition standard, certain incentive fees are considered a form of variable consideration and therefore are deferred until fees are probable to not be significantly reversed. There is significant judgment involved in determining if the incentive fees are probable to not be significantly reversed, but generally the Company will defer the revenue until the fees are crystallized or are no longer subject to clawback or reversal. Prior to the adoption of the new revenue recognition guidance, incentive fees were recognized on an assumed liquidation basis.
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
Fair Value of Financial Instruments
Except for the Company’s debt obligations (each as defined in note 10 to our consolidated financial statements), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying values approximate fair value. See “—Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings.
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
Several of the Company’s employee remuneration programs are dependent upon performance fee realizations, including the Incentive Pool, dedicated performance fee rights and certain RSU awards for which vesting is contingent, in part, on the realization of performance fees in a specified period.  The Company established these programs to attract and retain, and provide incentive to, partners and employees of the Company and to more closely align the overall compensation of partners and employees with the overall realized performance of the Company.  Dedicated performance fee rights entitle their holders to payments arising from performance fee realizations.  The Incentive Pool enables certain partners and employees to earn discretionary compensation based on realized performance fees in a given year, which amounts are reflected in profit sharing expense in the Company’s consolidated financial statements.  Amounts earned by participants as a result of their performance fee rights (whether dedicated or Incentive Pool) will vary year-to-year depending on the overall realized performance of the Company (and, in the case of the Incentive Pool, on their individual performance). There is no assurance that the Company will continue to compensate individuals through the same types of arrangements in the future and there may be periods when the executive committee of the Company’s manager determines that allocations of realized performance fees are not sufficient to compensate individuals, which may result in an increase in salary, bonus and benefits, the modification of existing programs or the use of new remuneration programs.  Reductions in performance fee revenues could also make it harder to retain employees and cause employees to seek other employment opportunities.
Fair Value Option. Apollo has elected the fair value option for the Company’s investment in Athene Holding, the assets and liabilities of certain of its consolidated VIEs (including CLOs), the Company’s U.S. Treasury securities with original maturities greater than three months when purchased and certain of the Company’s other investments. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. See notes 4, 6, and 7 to the consolidated financial statements for further disclosure.
Equity-Based Compensation. Equity-based compensation is accounted for in accordance with U.S. GAAP, which requires that the cost of employee services received in exchange for an award is generally measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are recognized over the relevant service period. In addition, certain RSUs granted by the Company vest subject to continued employment and the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. In accordance with U.S. GAAP, equity-based compensation expense for such awards, if and when granted, will be recognized on an accelerated recognition method over the requisite service period to the extent the performance fee metrics are met or deemed probable. The addition of these performance measures helps to promote the interests of our Class A shareholders and fund investors by making RSU vesting contingent on the realization and distribution of profits on our funds. In connection with the adoption of new share-based payment guidance during the quarter ended

March 31, 2017, the Company made an accounting policy election to no longer estimate forfeitures in determining the number of equity-based awards that are expected to vest. Under the Company’s new policy, which was applied prospectively as of January 1, 2017, forfeitures are accounted for when they occur. Apollo’s equity-based awards consist of, or provide rights with respect to, AOG Units, RSUs, share options, restricted shares, AHL Awards and other equity-based compensation awards. For more information regarding Apollo’s equity-based compensation awards, see note 12 to our consolidated financial statements. The Company’s assumptions made to determine the fair value on grant date are embodied in the calculations of compensation expense.
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
We utilized the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting distributions on certain Plan Grant and Performance Grant RSUs. The weighted average for the inputs utilized for the shares granted are presented in the table below for Plan Grants and Performance Grants:

	For the Years Ended December 31,
	2018	2017	2016
Plan Grants:
Distribution Yield(1)	5.7%	6.1%	6.6%
Cost of Equity Capital Rate(3)	10.8%	11.0%	11.3%
Performance Grants:
Distribution Yield(2)	6.8%	N/A	N/A
Cost of Equity Capital Rate(3)	10.8%	N/A	N/A

(1)	Calculated based on the historical distributions paid during the year ended December 31, 2018 and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.

(2)
Calculated based on the historical distributions paid during the three months ended December 31, 2018 and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.

(3)
Assumes a discount rate that was equivalent to the opportunity cost of foregoing distributions on unvested Plan Grant and Performance Grant RSUs as of the valuation date, based on the Capital Asset Pricing Model (“CAPM”). CAPM is a commonly used mathematical model for developing expected returns.

The following table summarizes the weighted average discounts for certain Plan Grants and Performance Grants:

	For the Years Ended December 31,
	2018	2017	2016
Plan Grants:
Discount for the lack of distributions until vested(1)	12.0%	11.8%	14.0%
Performance Grants:
Discount for the lack of distributions until vested(1)	12.8%	N/A	N/A

(1)	Based on the present value of a growing annuity calculation.
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
The inputs utilized in the Finnerty Model are (i) length of holding period, (ii) volatility and (iii) distribution yield. The weighted average for the inputs utilized for the shares granted are presented in the table below for Plan Grants, Bonus Grants and Performance Grants:

	For the Years Ended December 31,
	2018	2017	2016
Plan Grants:
Holding Period Restriction (in years)	0.8	0.6	0.5
Volatility(1)	24.9%	22.1%	24.7%
Distribution Yield(2)	5.7%	6.1%	6.6%
Bonus Grants:
Holding Period Restriction (in years)	0.2	0.2	0.2
Volatility(1)	22.5%	22.6%	20.6%
Distribution Yield(2)	5.3%	5.4%	6.5%
Performance Grants:
Holding Period Restriction (in years)	1.2	N/A	N/A
Volatility(1)	23.9%	N/A	N/A
Distribution Yield(2)	5.7%	N/A	N/A

(1)	The Company determined the expected volatility based on the volatility of the Company’s Class A share price as of the grant date with consideration to comparable companies.

(2)
Calculated based on the historical distributions paid during the years ended December 31, 2018, 2017 and 2016 and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.

The following table summarizes the weighted average marketability discounts for Plan Grants, Bonus Grants and Performance Grants:

	For the Years Ended December 31,
	2018	2017	2016
Plan Grants:
Marketability discount for transfer restrictions(1)	4.7%	3.6%	3.8%
Bonus Grants:
Marketability discount for transfer restrictions(1)	2.3%	2.3%	2.1%
Performance Grants:
Marketability discount for transfer restrictions(1)	5.6%	N/A	N/A

(1)	Based on the Finnerty Model calculation.
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

Fair Value Measurements
See note 7 to our consolidated financial statements for a discussion of the Company’s fair value measurements.
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
Contractual Obligations, Commitments and Contingencies
The Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows as of December 31, 2018:

	2019	2020	2021	2022	2023	Thereafter	Total
	(in thousands)
Operating lease obligations	$39,970	$25,923	$33,022	$36,243	$35,231	$400,889	$571,278
Other long-term obligations(1)	21,677	1,761	1,511	927	688	688	27,252
2018 AMH Credit Facility(2)	675	675	675	675	358	—	3,058
2024 Senior Notes(3)	20,000	20,000	20,000	20,000	20,000	508,333	608,333
2026 Senior Notes(4)	22,000	22,000	22,000	22,000	22,000	552,983	662,983
2048 Senior Notes(5)	15,000	15,000	15,000	15,000	15,000	663,750	738,750
2014 AMI Term Facility I	313	313	15,885	—	—	—	16,511
2014 AMI Term Facility II	309	309	309	17,737	—	—	18,664
2016 AMI Term Facility I	252	252	252	252	252	19,633	20,893
2016 AMI Term Facility II	262	262	262	262	18,845	—	19,893
Obligations	$120,458	$86,495	$108,916	$113,096	$112,374	$2,146,276	$2,687,615

(1)
Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(2)
The commitment fee as of December 31, 2018 on the $750 million undrawn 2018 AMH Credit Facility was 0.09%. See note 10 of the consolidated financial statements for further discussion of the 2018 AMH Credit Facility.

(3)
$500 million of the 2024 Senior Notes matures in May 2024. The interest rate on the 2024 Senior Notes as of December 31, 2018 was 4.00%. See note 10 of the consolidated financial statements for further discussion of the 2024 Senior Notes.

(4)
$500 million of the 2026 Senior Notes matures in May 2026. The interest rate on the 2026 Senior Notes as of December 31, 2018 was 4.40%. See note 10 of the consolidated financial statements for further discussion of the 2026 Senior Notes.

(5)
$300 million of the 2048 Senior Notes matures in March 2048. The interest rate on the 2048 Senior Notes as of December 31, 2018 was 5.00%. See note 10 of the consolidated financial statements for further discussion of the 2048 Senior Notes.

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

Commitments
Certain of our management companies and general partners are committed to contribute to the funds we manage and certain related parties. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our related parties, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its related parties, the percentage of total fund commitments of Apollo and its related parties, the commitment and remaining commitment amounts of Apollo only (excluding related parties), and the percentage of total fund commitments of Apollo only (excluding related parties) for each credit, private equity and real assets fund as of December 31, 2018 as follows ($ in millions):

Fund	Apollo and Related Party Commitments	% of Total Fund Commitments	Apollo Only (Excluding Related Party) Commitments	Apollo Only (Excluding Related Party) % of Total Fund Commitments	Apollo and Related Party Remaining Commitments	Apollo Only (Excluding Related Party) Remaining Commitments
Credit:
COF III	$358.1	10.45%	$83.1	2.43%	$82.0	$20.1
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	30.5	1.93	23.4	1.48	0.8	0.6
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	449.2	30.26	29.7	2.00	237.1	4.2
Apollo European Principal Finance Fund III, L.P. (“EPF III”)(1)	609.4	13.41	93.2	2.05	407.8	64.2
EPF II(1)	411.4	11.88	60.2	1.74	99.2	18.9
Apollo European Principal Finance Fund, L.P. (“EPF I”)(1)	308.1	20.74	20.3	1.37	50.1	4.7
Financial Credit Investment III, L.P. (“FCI III”)	224.3	11.76	0.1	0.01	142.8	0.1
Financial Credit Investment II, L.P. (“FCI II”)	244.6	15.72	—	—	115.9	—
Financial Credit Investment I, L.P. (“FCI I”)	151.3	27.07	—	—	76.8	—
Apollo Structured Credit Recovery Master Fund IV, L.P. (“SCRF IV”)	416.1	16.63	33.1	1.32	180.5	14.4
MidCap	1,672.6	80.23	110.9	5.32	169.0	31.0
Apollo Moultrie Credit Fund, L.P.	400.0	100.00	—	—	220.0	—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	300.0	100.00	—	—	—	—
Apollo Asia Private Credit Fund, L.P. (“APC”)	126.5	55.12	0.1	0.04	32.0	—
AEOF	125.5	12.01	25.5	2.44	92.7	18.8
Apollo Accord Master Fund II, L.P.	274.7	35.17	11.6	1.49	233.5	9.9
Athora(1)	679.4	27.37	143.3	5.77	530.5	119.7
Other Credit	2,679.1	Various	259.9	Various	974.4	129.4
Private Equity:
Fund IX	1,849.5	7.48	468.7	1.90	1,849.5	468.7
Fund VIII	1,543.5	8.40	396.4	2.16	292.6	76.3
Fund VII	467.2	3.18	178.1	1.21	66.3	24.9
Fund VI	246.3	2.43	6.1	0.06	9.7	0.2
Fund V	100.0	2.67	0.5	0.01	6.2	—
Fund IV	100.0	2.78	0.2	0.01	0.5	—
AION	151.5	18.34	50.0	6.05	30.3	9.8
ANRP I	426.1	32.21	10.1	0.76	68.0	1.3
ANRP II	561.2	16.25	25.9	0.75	256.3	11.6
ANRP III	640.7	64.11	20.7	2.07	640.7	20.7
A.A. Mortgage Opportunities, L.P.	625.0	80.31	—	—	200.0	—
Apollo Rose, L.P.	299.1	100.00	—	—	—	—
Apollo Rose II, L.P.	887.1	51.07	33.0	1.9	439.7	16.6
Champ, L.P.	193.2	78.25	26.7	10.8	7.2	1.1
Apollo Royalties Management, LLC	108.6	100.00	—	—	—	—
Apollo Hybrid Value Fund, L.P.	821.9	29.13	76.9	2.73	787.4	73.6
Other Private Equity	369.6	Various	6.3	Various	126.4	1.9
Real Assets:
U.S. RE Fund II(2)	693.8	56.26	4.7	0.39	435.0	3.0
U.S. RE Fund I(2)	434.4	66.76	16.5	2.53	120.2	2.7
CPI Capital Partners Europe, L.P.(1)	6.3	0.47	—	—	—	—
CPI Capital Partners Asia Pacific, L.P.	6.9	0.53	0.5	0.04	0.1	—
Asia RE Fund(2)	376.9	53.12	8.4	1.18	250.8	5.9
Apollo Infrastructure Equity Fund(3)	246.1	27.43	13.1	1.46	59.7	2.7
Other Real Assets	365.3	Various	1.7	Various	63.3	0.1
Other:
Apollo SPN Investments I, L.P.	12.5	0.27	12.5	0.27	7.2	7.2
Total	$20,993.5		$2,251.4		$9,362.2	$1,164.3

(1)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.15 as of December 31, 2018.

(2)
Figures for U.S. RE Fund I include base, additional, and co-investment commitments. A co-investment vehicle within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.28 as of December 31, 2018. Figures for U.S. RE Fund II and Asia RE Fund include co-investment commitments.

(3)	Figures for Apollo Infrastructure Equity Fund include Apollo Infra Equity US Fund, L.P. and Apollo Infra Equity International Fund, L.P. commitments.
On April 30, 2015, Apollo entered into the AAA Investments Credit Agreement (see note 14 of our consolidated financial statements for further disclosure regarding this facility). The 2018 AMH Credit Facility, 2024 Senior Notes, 2026 Senior Notes, 2048 Senior Notes, and 2029 Senior Notes will have future impacts on our cash uses. See note 10 of our consolidated financial statements for information regarding the Company’s debt arrangements. Additionally, see note 17 to the consolidated financial statements for information regarding the 2029 Senior Notes.
Contingent Obligation—Performance fees with respect to certain credit and private equity funds and real assets funds is subject to reversal in the event of future losses to the extent of the cumulative performance fees recognized in income to date. See note 15 of our consolidated financial statements for a description of our contingent obligation.
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of December 31, 2018, there were no underwriting commitments outstanding related to such offerings.
As of December 31, 2018, one of the Company’s subsidiaries had unfunded contingent commitments of $32.0 million, to facilitate fundings at closing by lead arrangers for syndicated term loans issued by portfolio companies of funds managed by Apollo. The commitments expire by March 31, 2019. As of March 1, 2019, the unfunded commitments were approximately $5.3 million.

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
Impact on Performance Fees—We earn performance fees from our funds as a result of such funds achieving specified performance criteria. Our performance fees will be impacted by changes in market risk factors. However, several major factors will influence the degree of impact:

•	the performance criteria for each individual fund in relation to how that fund’s results of operations are impacted by changes in market risk factors;

•	whether such performance criteria are annual or over the life of the fund;

•	to the extent applicable, the previous performance of each fund in relation to its performance criteria; and

•	whether each funds’ performance fee distributions are subject to contingent repayment.
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
Certain of our funds hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize our risk exposure by limiting the counterparties with which our funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. As of December 31, 2018, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.
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
Non-U.S. Operations—We conduct business throughout the world and are continuing to expand into foreign markets. We currently have offices outside the U.S. in Toronto, London, Frankfurt, Madrid, Luxembourg, Mumbai, Delhi, Singapore, Hong Kong, Shanghai and Tokyo and have been strategically growing our international presence. Our fund investments and our revenues are primarily derived from our U.S. operations. With respect to our non-U.S. operations, we are subject to risk of loss from currency fluctuations, social instability, changes in governmental policies or policies of central banks, expropriation, nationalization, unfavorable political and diplomatic developments and changes in legislation relating to non-U.S. ownership. Our funds also invest in the securities of companies which are located in non-U.S. jurisdictions. As we continue to expand globally, we will continue to focus on monitoring and managing these risk factors as they relate to specific non-U.S. investments.
Sensitivity
Interest Rate Risk—Apollo has debt obligations that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of December 31, 2018 and 2017, we estimate that interest expense would increase on an annual basis, in the event interest rates were to increase by one percentage point, by approximately $0.7 million and $3.7 million, respectively.
In addition to our debt obligations, we are also subject to interest rate risk through the investments of our funds. For funds that pay management fees based on NAV or other bases that are sensitive to market value fluctuations, we anticipate our management fees would change consistent with the increase or decrease experienced by the underlying funds’ portfolios. In the event that interest rates were to increase by one percentage point, we estimate that management fees earned on a segment basis that were dependent upon estimated fair value would decrease by approximately $26.6 million and $18.4 million during the years ended December 31, 2018 and 2017, respectively.

Credit Risk—Similar to interest rate risk, we are also subject to credit risk through the investments of our funds. In the event that credit spreads were to increase by one percentage point, we estimate that management fees earned on a segment basis that were dependent upon estimated fair value would decrease by approximately $37.5 million and $26.6 million during the years ended December 31, 2018 and 2017, respectively.
Foreign Exchange Risk—We estimate for the years ended December 31, 2018 and 2017, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in management fees, performance fees and principal investment income:

	For the Years Ended December 31,
	2018		2017
	(in thousands)
Management fees	$8,406		$7,600
Performance fees	—	(1)	3,021
Principal investment income	—	(1)	109

(1)
We estimate a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in increases in performance fees and principal investment income as a result of losses incurred during the year ended December 31, 2018.

Net Gains from Investment Activities and Principal Investment Income—Our assets and unrealized gains, and our related equity and net income are sensitive to changes in the valuations of our funds’ underlying investments and could vary materially as a result of changes in our valuation assumptions and estimates. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Policies—Investments, at Fair Value” for details related to the valuation methods that are used and the key assumptions and estimates employed by such methods. We also quantify the Level III investments that are included on our consolidated statements of financial condition by valuation methodology in note 7 to the consolidated financial statements. We employ a variety of valuation methods. Furthermore, the investments that we manage but are not on our consolidated statements of financial condition, and therefore impact performance fees, also employ a variety of valuation methods of which no single methodology is used more than any other.
Management Fees—Management fees from the funds in our credit segment are based on the net asset value of the relevant fund, gross assets, capital commitments or invested capital, each as defined in the respective management agreements. Changes in the fair values of the investments in credit funds that earn management fees based on net asset value or gross assets will have a direct impact on the amount of management fees that are earned. Management fees earned from our credit segment on a segment basis that were dependent upon estimated fair value during the years ended December 31, 2018 and 2017 would decrease by approximately $62.6 million and $50.0 million, respectively, if the fair values of the investments held by such funds were 10% lower during the same respective periods.
Management fees for our private equity, real assets and certain credit funds are generally charged on either (a) a fixed percentage of committed capital over a stated investment period or (b) a fixed percentage of invested capital of unrealized portfolio investments. Changes in values of investments could indirectly affect future management fees from private equity funds by, among other things, reducing the funds’ access to capital or liquidity and their ability to currently pay the management fees or if such change resulted in a write-down of investments below their associated invested capital.
Performance Fees—Performance fees from most of our credit, private equity and real assets funds generally is earned based on achieving specified performance criteria and is impacted directly by changes in the fair value of the funds’ investments. We anticipate that a 10% decline in the fair values of investments held by all of the credit, private equity and real assets funds at December 31, 2018 and 2017 would decrease performance fees on a segment basis as presented in the table below:

	For the Years Ended December 31,
	2018	2017
	(in thousands)
10% Decline in Fair Value of Investments Held
Credit	$165,184	$186,692
Private Equity	776,461	505,297
Real Assets	26,162	14,271
Net Gains From Investment Activities—Net gains from investment activities related to the Company's investment in Athene Holding would decrease by approximately $76.1 million and $80.2 million for the years ended December 31, 2018 and

2017, respectively, if the fair value of the Company's investment in Athene Holding decreased by 10% during the same respective periods.
Principal Investment Income—For select Apollo funds, our share of income from equity method investments as a general partner in such funds is derived from unrealized gains or losses on investments in funds included in the consolidated financial statements. For funds in which we have an interest, but are not consolidated, our share of investment income is limited to our direct investments in the funds.
We anticipate that a 10% decline in the fair value of investments at December 31, 2018 and 2017 would result in an approximate $105.6 million and $93.6 million decrease in principal investment income in our consolidated financial statements, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Apollo Global Management, LLC
New York, New York
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Apollo Global Management, LLC and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
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
March 1, 2019
We have served as the Company's auditor since 2007.

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2018 AND DECEMBER 31, 2017
(dollars in thousands, except share data)

	As of December 31, 2018	As of December 31, 2017
Assets:
Cash and cash equivalents	$609,747	$751,273
Restricted cash	3,457	3,875
U.S. Treasury securities, at fair value	392,932	364,649
Investments (includes performance allocations of $912,182 and $1,828,930 as of December 31, 2018 and December 31, 2017, respectively)	2,722,612	3,559,834
Assets of consolidated variable interest entities:
Cash and cash equivalents	49,671	92,912
Investments, at fair value	1,175,677	1,196,190
Other assets	65,543	39,484
Incentive fees receivable	6,792	43,176
Due from related parties	378,108	262,588
Deferred tax assets, net	306,094	337,638
Other assets	173,270	231,757
Goodwill	88,852	88,852
Intangible assets, net	18,899	18,842
Total Assets	$5,991,654	$6,991,070
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$70,878	$68,873
Accrued compensation and benefits	73,583	62,474
Deferred revenue	111,097	128,146
Due to related parties	425,435	428,013
Profit sharing payable	452,141	752,276
Debt	1,360,448	1,362,402
Liabilities of consolidated variable interest entities:
Debt, at fair value	855,461	1,002,063
Other liabilities	78,977	115,658
Other liabilities	111,794	173,369
Total Liabilities	3,539,814	4,093,274
Commitments and Contingencies (see note 15)
Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Series A Preferred shares, 11,000,000 shares issued and outstanding as of December 31, 2018 and December 31, 2017	264,398	264,398
Series B Preferred shares, 12,000,000 and 0 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	289,815	—
Class A shares, no par value, unlimited shares authorized, 201,400,500 and 195,267,669 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding as of December 31, 2018 and December 31, 2017	—	—
Additional paid in capital	1,299,418	1,579,797
Accumulated deficit	(473,276)	(379,460)
Accumulated other comprehensive loss	(4,159)	(1,809)
Total Apollo Global Management, LLC shareholders’ equity	1,376,196	1,462,926
Non-Controlling Interests in consolidated entities	271,522	140,086
Non-Controlling Interests in Apollo Operating Group	804,122	1,294,784
Total Shareholders’ Equity	2,451,840	2,897,796
Total Liabilities and Shareholders’ Equity	$5,991,654	$6,991,070
See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(dollars in thousands, except share data)

	For the Years Ended December 31,
	2018	2017	2016
Revenues:
Management fees	$1,345,252	$1,154,925	$1,043,513
Advisory and transaction fees, net	112,278	117,624	146,665
Investment income (loss):
Performance allocations	(400,305)	1,306,193	712,865
Principal investment income	5,122	161,630	103,178
Total investment income (loss)	(395,183)	1,467,823	816,043
Incentive fees	30,718	31,431	67,341
Total Revenues	1,093,065	2,771,803	2,073,562
Expenses:
Compensation and benefits:
Salary, bonus and benefits	459,604	428,882	389,130
Equity-based compensation	173,228	91,450	102,983
Profit sharing expense	(57,833)	515,073	357,074
Total compensation and benefits	574,999	1,035,405	849,187
Interest expense	59,374	52,873	43,482
General, administrative and other	266,444	257,858	247,000
Placement fees	2,122	13,913	26,249
Total Expenses	902,939	1,360,049	1,165,918
Other Income (Loss):
Net gains (losses) from investment activities	(186,449)	95,104	139,721
Net gains from investment activities of consolidated variable interest entities	45,112	10,665	5,015
Interest income	20,654	6,421	4,072
Other income, net	35,829	245,640	4,562
Total Other Income (Loss)	(84,854)	357,830	153,370
Income before income tax provision	105,272	1,769,584	1,061,014
Income tax provision	(86,021)	(325,945)	(90,707)
Net Income	19,251	1,443,639	970,307
Net income attributable to Non-Controlling Interests	(29,627)	(814,535)	(567,457)
Net Income (Loss) Attributable to Apollo Global Management, LLC	(10,376)	629,104	402,850
Net income attributable to Series A Preferred Shareholders	(17,531)	(13,538)	—
Net income attributable to Series B Preferred Shareholders	(14,131)	—	—
Net Income (Loss) Attributable to Apollo Global Management, LLC Class A Shareholders	$(42,038)	$615,566	$402,850
Distributions Declared per Class A Share	$1.93	$1.85	$1.25
Net Income (Loss) Per Class A Share:
Net Income (Loss) Available to Class A Share – Basic	$(0.30)	$3.12	$2.11
Net Income (Loss) Available to Class A Share – Diluted	$(0.30)	$3.10	$2.11
Weighted Average Number of Class A Shares Outstanding – Basic	199,946,632	190,931,743	183,998,080
Weighted Average Number of Class A Shares Outstanding – Diluted	199,946,632	192,581,693	183,998,080

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(dollars in thousands, except share data)

	For the Years Ended December 31,
	2018	2017	2016
Net Income	$19,251	$1,443,639	$970,307
Other Comprehensive Income (Loss), net of tax:
Currency translation adjustments, net of tax	(19,078)	13,953	(4,214)
Net gain from change in fair value of cash flow hedge instruments	105	105	106
Net gain (loss) on available-for-sale securities	(786)	36	418
Total Other Comprehensive Income (Loss), net of tax	(19,759)	14,094	(3,690)
Comprehensive Income (Loss)	(508)	1,457,733	966,617
Comprehensive Income attributable to Non-Controlling Interests	(12,218)	(821,715)	(564,870)
Comprehensive Income (Loss) Attributable to Apollo Global Management, LLC	$(12,726)	$636,018	$401,747

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Series A Preferred Shares	Series B Preferred Shares	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Apollo Global Management, LLC Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2016	181,078,937	1	$—	$—	$2,005,509	$(1,348,384)	$(7,620)	$649,505	$86,561	$652,915	$1,388,981
Dilution impact of issuance of Class A shares	—	—	—	—	388	—	—	388	—	—	388
Capital increase related to equity-based compensation	—	—	—	—	69,587	—	—	69,587	—	—	69,587
Capital contributions	—	—	—	—	—	—	—	—	13,236	—	13,236
Distributions	—	—	—	—	(239,109)	—	—	(239,109)	(12,777)	(269,781)	(521,667)
Issuances of Class A shares for equity-based awards	4,623,187	—	—	—	186	(40,652)	—	(40,466)	—	—	(40,466)
Repurchase of Class A shares	(954,447)	—	—	—	(12,902)	—	—	(12,902)	—	—	(12,902)
Exchange of AOG Units for Class A shares	712,617	—	—	—	6,366	—	—	6,366	—	(2,612)	3,754
Net income	—	—	—	—	—	402,850	—	402,850	5,789	561,668	970,307
Currency translation adjustments, net of tax	—	—	—	—	—	—	(1,571)	(1,571)	(2,746)	103	(4,214)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	50	50	—	56	106
Net income on available-for-sale securities	—	—	—	—	—	—	418	418	—	—	418
Balance at December 31, 2016	185,460,294	1	$—	$—	$1,830,025	$(986,186)	$(8,723)	$835,116	$90,063	$942,349	$1,867,528
Adoption of new accounting guidance	—	—	—	—	—	22,901	—	22,901	—	—	22,901
Dilution impact of issuance of Class A shares	—	—	—	—	(344)	—	—	(344)	—	—	(344)
Equity issued in connection with Preferred shares offering	—	—	264,398	—	—	—	—	264,398	—	—	264,398
Capital increase related to equity-based compensation	—	—	—	—	72,174	—	—	72,174	—	—	72,174
Capital contributions	—	—	—	—	—	—	—	—	47,455	—	47,455
Distributions	—	—	(13,538)	—	(366,700)	—	—	(380,238)	(16,327)	(410,776)	(807,341)
Issuances of Class A shares for equity-based awards	2,323,205	—	—	—	—	(31,741)	—	(31,741)	—	—	(31,741)
Repurchase of Class A shares	(233,248)	—	—	—	(6,903)	—	—	(6,903)	—	—	(6,903)
Exchange of AOG Units for Class A shares	7,717,418	—	—	—	51,545	—	—	51,545	—	(39,609)	11,936
Net income	—	—	13,538	—	—	615,566	—	629,104	8,891	805,644	1,443,639
Currency translation adjustments, net of tax	—	—	—	—	—	—	6,579	6,579	10,004	(2,630)	13,953
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	50	50	—	55	105
Net income on available-for-sale securities	—	—	—	—	—	—	285	285	—	(249)	36
Balance at December 31, 2017	195,267,669	1	$264,398	$—	$1,579,797	$(379,460)	$(1,809)	$1,462,926	$140,086	$1,294,784	$2,897,796

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Series A Preferred Shares	Series B Preferred Shares	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Apollo Global Management, LLC Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at December 31, 2017	195,267,669	1	$264,398	$—	$1,579,797	$(379,460)	$(1,809)	$1,462,926	$140,086	$1,294,784	$2,897,796
Adoption of new accounting guidance	—	—	—	—	(34)	(8,116)	—	(8,150)	—	(11,210)	(19,360)
Dilution impact of issuance of Class A shares	—	—	—	—	113	—	—	113	—	—	113
Equity issued in connection with Preferred shares offering	—	—	—	289,815	—	—	—	289,815	—	—	289,815
Capital increase related to equity-based compensation	—	—	—	—	147,537	—	—	147,537	—	—	147,537
Capital contributions	—	—	—	—	—	—	—	—	146,465	—	146,465
Distributions	—	—	(17,531)	(14,131)	(406,863)	—	—	(438,525)	(31,434)	(441,355)	(911,314)
Issuances of Class A shares for equity-based awards	3,440,447	—	—	—	28,740	(43,662)	—	(14,922)	—	—	(14,922)
Repurchase of Class A shares	(2,701,876)	—	—	—	(90,908)	—	—	(90,908)	—	—	(90,908)
Exchange of AOG Units for Class A shares	5,394,260	—	—	—	41,036	—	—	41,036	—	(33,910)	7,126
Net income (loss)	—	—	17,531	14,131	—	(42,038)	—	(10,376)	31,648	(2,021)	19,251
Currency translation adjustments, net of tax	—	—	—	—	—	—	(2,010)	(2,010)	(15,243)	(1,825)	(19,078)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	52	52	—	53	105
Net loss on available-for-sale securities	—	—	—	—	—	—	(392)	(392)	—	(394)	(786)
Balance at December 31, 2018	201,400,500	1	$264,398	$289,815	$1,299,418	$(473,276)	$(4,159)	$1,376,196	$271,522	$804,122	$2,451,840

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(dollars in thousands, except share data)

	For the Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$19,251	$1,443,639	$970,307
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	173,228	91,450	102,983
Depreciation and amortization	15,233	18,379	18,735
Unrealized (gains) losses from investment activities	191,896	(99,376)	(136,417)
Principal investment income	(5,122)	(161,630)	(103,178)
Performance allocations	400,305	(1,306,193)	(712,865)
Change in fair value of contingent obligations	(11,166)	9,916	40,424
Gain from remeasurements of tax receivable agreement liability	(35,405)	(200,240)	(3,208)
Deferred taxes, net	79,188	314,127	81,880
Other non-cash amounts included in net income, net	(18,363)	(42)	(20,989)
Cash flows due to changes in operating assets and liabilities:
Incentive fees receivable	660	5,674	6,173
Due from related parties	(108,684)	(23,184)	(4,084)
Accounts payable and accrued expenses	2,005	11,408	(34,360)
Accrued compensation and benefits	11,109	9,720	(1,651)
Deferred revenue	(13,680)	(43,378)	387
Due to related parties	(5,668)	(6,949)	(4,281)
Profit sharing payable	(224,796)	215,809	227,771
Other assets and other liabilities, net	3,677	(16,543)	1,250
Cash distributions of earnings from principal investments	66,860	65,448	33,909
Cash distributions of earnings from performance allocations	397,432	650,457	142,077
Satisfaction of contingent obligations	(6,947)	(23,597)	(13,721)
Apollo Fund and VIE related:
Net realized and unrealized gains from investing activities and debt	(40,850)	(9,773)	(572)
Purchases of investments	(479,674)	(709,928)	(581,226)
Proceeds from sale of investments	467,367	562,150	592,941
Changes in other assets and other liabilities, net	(63,597)	62,508	(2,500)
Net Cash Provided by Operating Activities	$814,259	$859,852	$599,785
Cash Flows from Investing Activities:
Purchases of fixed assets	$(14,741)	$(8,529)	$(6,356)
Proceeds from sale of investments	49,239	—	—
Purchase of investments	(104,786)	(12,711)	(46,880)
Purchase of U.S. Treasury securities	(449,865)	(363,812)	—
Proceeds from maturities of U.S. Treasury securities	423,342	—	—
Cash contributions to principal investments	(268,933)	(153,309)	(224,946)
Cash distributions from principal investments	121,555	117,577	102,768
Issuance of related party loans	(3,295)	(6,114)	(8,648)
Repayment of related party loans	—	17,700	—
Other investing activities	224	(8,621)	281
Net Cash Used in Investing Activities	$(247,260)	$(417,819)	$(183,781)
Cash Flows from Financing Activities:
Principal repayments of debt	$(300,000)	$—	$(200,000)
Issuance of Preferred shares, net of issuance costs	289,815	264,398	—
Distributions to Preferred Shareholders	(31,662)	(13,538)	—
Issuance of debt	303,267	—	532,706
Satisfaction of tax receivable agreement	(50,267)	(17,895)	—
Purchase of Class A shares	(90,908)	(18,463)	(13,377)
Payments related to deliveries of Class A shares for RSUs	(43,662)	(31,741)	(40,652)
Distributions paid	(406,863)	(366,700)	(239,109)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(441,355)	(410,776)	(269,781)
Other financing activities	(9,637)	(3,471)	(13,809)
Apollo Fund and VIE related:
Issuance of debt	—	553,034	396,266
Principal repayment of debt	(92,153)	(443,082)	(397,275)
Distributions paid to Non-Controlling Interests in consolidated entities	(25,948)	(10,776)	(4,326)
Contributions from Non-Controlling Interests in consolidated entities	147,189	45,375	13,200
Net Cash Used in Financing Activities	$(752,184)	$(453,635)	$(236,157)
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	(185,185)	(11,602)	179,847
Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities, Beginning of Period	848,060	859,662	679,815
Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities, End of Period	$662,875	$848,060	$859,662
Supplemental Disclosure of Cash Flow Information:
Interest paid	$55,135	$57,310	$44,524
Interest paid by consolidated variable interest entities	16,553	13,207	18,208
Income taxes paid	10,220	13,624	8,353
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash contributions to principal investments	$—	$—	$1,231
Non-cash distributions from principal investments	(26,465)	(52,683)	(13,433)
Non-cash purchases of other investments, at fair value	194,003	51,248	8,937
Non-cash sales of other investments, at fair value	(48,587)	—	—
Supplemental Disclosure of Non-Cash Financing Activities:
Capital increases related to equity-based compensation	$147,537	$72,174	$69,587
Issuance of restricted shares	28,740	—	—
Other non-cash financing activities	113	(345)	559
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$45,017	$56,908	$7,342
Due to related parties	(37,891)	(44,972)	(3,588)
Additional paid in capital	(7,126)	(11,936)	(3,754)
Non-Controlling Interest in Apollo Operating Group	33,910	39,609	2,612

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities to the Consolidated Statements of Financial Condition:
Cash and cash equivalents	$609,747	$751,273	$813,664
Restricted cash	3,457	3,875	4,680
Cash held at consolidated variable interest entities	49,671	92,912	41,318
Total Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$662,875	$848,060	$859,662

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

•
Real assets—primarily invests in real estate equity and infrastructure equity for the acquisition and recapitalization of real estate and infrastructure assets, portfolios, platforms and operating companies, and real estate and infrastructure debt including first mortgage and mezzanine loans, preferred equity and commercial mortgage backed securities.

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
As of December 31, 2018, the Company owned, through six intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, APO Asset Co., LLC, a Delaware limited liability company that is a disregarded entity for U.S. federal income tax purposes, APO (FC), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes, APO (FC II), LLC, an Anguilla limited liability company that is treated as a corporation for U.S. federal income tax purposes, APO UK (FC), Limited, a United Kingdom incorporated company that is treated as a corporation for U.S. federal income tax purposes, and APO (FC III), LLC, a Cayman Islands limited liability company (collectively, the “Intermediate Holding Companies”), 49.9% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly-owned subsidiaries.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and certain of the Company’s other partners (the “Contributing Partners”) indirectly beneficially own interests in each of the entities that comprise the Apollo Operating Group (“AOG Units”). As of December 31, 2018, Holdings owned the remaining 50.1% of the economic interests in the Apollo Operating Group. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying consolidated financial statements.
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
Assets and liabilities of the consolidated VIEs are primarily shown in separate sections within the consolidated statements of financial condition. Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses are presented within net gains from investment activities of consolidated variable interest entities in the consolidated statements of operations. The portion attributable to Non-Controlling Interests is reported within net income attributable to Non-Controlling Interests in the consolidated statements of operations. For additional disclosures regarding VIEs, see note 6.
Under the voting interest model, Apollo consolidates those entities it controls through a majority voting interest. Apollo does not consolidate those VOEs in which substantive kick-out rights have been granted to the unrelated investors to either dissolve the fund or remove the general partner.
Cash and Cash Equivalents
Apollo considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include money market funds and U.S. Treasury securities with original maturities of three months or less when purchased. Interest income from cash and cash equivalents is recorded in interest income in the consolidated statements of operations. The carrying values of the money market funds and U.S. Treasury securities were $231.8 million and $404.7 million as of December 31, 2018 and 2017, respectively, which approximate their fair values due to their short-term nature and are categorized as Level I within the fair value hierarchy. Substantially all of the Company’s cash on deposit is in interest bearing accounts with major financial institutions and exceed insured limits.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Restricted Cash
Restricted Cash represents cash deposited at a bank, which is pledged as collateral in connection with leased premises.
U.S. Treasury securities, at fair value
U.S. Treasury securities, at fair value includes U.S. Treasury bills with original maturities greater than three months when purchased. These securities are recorded at fair value. Interest income on such securities is separately presented from the overall change in fair value and is recognized in interest income in the consolidated statements of operations. Any remaining change in fair value of such securities, that is not recognized as interest income, is recognized in net gains (losses) from investment activities in the consolidated statements of operations.
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
Equity Method Investments
For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation and for which the Company has not elected the fair value option, the Company uses the equity method of accounting, whereby the Company records its share of the underlying income or loss of such entities. The Company’s share of the underlying net income or loss of such entities is recorded in principal investment income in the consolidated statements of operations.
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
Due from/to Related Parties
Due from/to related parties includes Apollo’s existing partners, employees, certain former employees, portfolio companies of the funds and nonconsolidated credit, private equity and real assets funds. See note 14 for further disclosure of transactions with related parties.
Fixed Assets
Fixed assets consist primarily of leasehold improvements, furniture, fixtures, equipment, and computer hardware and are recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization is calculated using the

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

straight-line method over the assets’ estimated useful lives and in the case of leasehold improvements the lesser of the useful life or the term of the lease. Expenditures for repairs and maintenance are charged to expense when incurred. The Company evaluates long-lived assets for impairment periodically and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired.
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
The Company performed its annual goodwill impairment test as of October 1, 2018 and 2017 and did not identify any impairment.
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
Additionally, Apollo earns advisory fees pursuant to the terms of the advisory agreements with certain of the portfolio companies that are owned by the funds Apollo manages. When Apollo receives a payment from a portfolio company that exceeds the advisory fees earned at that point in time, the excess payment is recorded as deferred revenue in the consolidated statements of financial condition. The advisory agreements with the portfolio companies vary in duration and the associated fees are received monthly, quarterly or annually. Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $121.4 million of revenue recognized during the year ended December 31, 2018 that was previously deferred as of January 1, 2018.
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
Debt Issuance Costs
Debt issuance costs consist of costs incurred in obtaining financing and are amortized over the term of the financing using the effective interest method. These costs are generally recorded as a direct deduction from the carrying amount of the related debt liability on the consolidated statements of financial condition.
Foreign Currency
The Company may, from time to time, hold foreign currency denominated assets and liabilities. The functional currency of the Company’s international subsidiaries is generally the U.S. Dollar, as their operations are considered an extension of U.S. parent operations. Nonmonetary assets and liabilities of the Company’s international subsidiaries are remeasured into the functional currency using historical exchange rates specific to each asset and liability, the exchange rates prevailing at the end of each reporting period is used for all others. The results of the Company’s foreign operations are normally remeasured using an average exchange rate for the respective reporting period. Currency remeasurement adjustments are included within other income, net in the consolidated statements of operations. Gains and losses on the settlement of foreign currency transactions are also included within other income, net in the consolidated statements of operations. Foreign currency denominated assets and liabilities are translated into the reporting currency using the exchange rates prevailing at the end of each reporting period. The results of the Company’s foreign operations are normally translated using an average exchange rate for the respective reporting period. Currency translation adjustments are included within other comprehensive income (loss), net of tax within the consolidated statements of comprehensive income.
Revenues
The Company’s revenues are reported in four separate categories that include (i) management fees; (ii) advisory and transaction fees, net; (iii) investment income, which is comprised of performance allocations and principal investment income; and (iv) incentive fees.
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
The Company has concluded that its management fees, advisory and transaction fees, and incentive fees are within the scope of the new revenue guidance. For incentive fees, the new revenue guidance delays the timing of certain revenues compared to the prior accounting treatment. These amounts were previously recognized in carried interest income in the consolidated statements of operations and are now recognized within a separate line, incentive fees.
Effective January 1, 2018, the Company implemented a change in accounting principle for performance allocations to be accounted for under guidance applicable to equity method investments, and therefore not within the scope of the new revenue guidance. The accounting change does not change the timing or amount of revenue recognized related to performance allocation arrangements. These amounts were previously recognized within carried interest income in the consolidated statements of operations and carried interest receivable within the consolidated statements of financial condition. As a result of the change in accounting principle, the Company recognizes performance allocations within investment income along with the related principal investment income (as further described below) in the consolidated statements of operations and within the investments line in the consolidated statements of financial condition. The Company applied this change in accounting principle on a full retrospective basis.
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
Management Fees
Management fees are recognized over time during the periods in which the related services are performed in accordance with the contractual terms of the related agreement. Management fees are generally based on (1) a percentage of the capital committed during the commitment period, and thereafter based on the remaining invested capital of unrealized investments, or (2) net asset value, gross assets or as otherwise defined in the respective agreements. Included in management fees are certain expense reimbursements where the Company is considered the principal under the agreements and is required to record the expense and related reimbursement revenue on a gross basis.
Advisory and Transaction Fees, Net
Advisory fees, including management consulting fees and directors’ fees, are generally recognized over time as the underlying services are provided in accordance with the contractual terms of the related agreement. The Company receives such fees in exchange for ongoing management consulting services provided to portfolio companies of funds it manages. Transaction fees, including structuring fees and arranging fees are generally recognized at a point in time when the underlying services rendered are complete.
The amounts due from fund portfolio companies are recorded in due from related parties, which is discussed further in note 14. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Advisory and transaction fees are presented net of the Management Fee Offset in the consolidated statements of operations.
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
Investment Income
Investment income is comprised of performance allocations and principal investment income.
Performance Allocations
Performance allocations are a type of performance revenue (i.e., income earned based on the extent to which an entity’s performance exceeds predetermined thresholds). Performance allocations are generally structured from a legal standpoint as an allocation of capital in which the Company’s capital account receives allocations of the returns of an entity when those returns exceed predetermined thresholds. The determination of which performance revenues are considered performance allocations is primarily based on the terms of an agreement with the entity.
As noted above, as a result of a change in accounting principle, the Company recognizes performance allocations within investment income along with the related principal investment income (as described further below) in the consolidated statements of operations and within the investments line in the consolidated statements of financial condition.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Principal Investment Income
Principal investment income includes the Company’s income or loss from equity method investments and certain other investments in entities in which the Company is generally eligible to receive performance allocations. Income from equity method investments includes the Company’s share of net income or loss generated from its investments, which are not consolidated, but in which the Company exerts significant influence. Prior to the change in accounting principle noted above, income from equity method investments was included within other income (loss) in the consolidated statements of operations. All prior periods have been conformed to reflect this change in presentation.
Incentive Fees
Incentive fees are a type of performance revenue. Incentive fees differ from performance allocations in that incentive fees do not represent an allocation of capital but rather a contractual fee arrangement with the entity.
Incentive fees are considered a form of variable consideration under the new revenue recognition guidance as they are subject to clawback or reversal and therefore must be deferred until the fees are probable to not be significantly reversed. Accrued but unpaid incentive fees are reported within incentive fees receivable in the Company’s consolidated statements of financial condition. As noted earlier, prior to the adoption of the new revenue recognition guidance, incentive fees were recognized on an assumed liquidation basis. The Company’s incentive fees primarily relate to the credit segment and are generally received from CLOs, managed accounts and AINV.
Compensation and Benefits
Salaries, Bonus and Benefits
Salaries, bonus and benefits include base salaries, discretionary and non-discretionary bonuses, severance and employee benefits. Bonuses are generally accrued over the related service period.
Equity-Based Compensation
Equity-based awards granted to employees and non-employees as compensation are measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are expensed over the relevant service period. In addition, certain restricted share units (“RSUs”) granted by the Company vest based on both continued service and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense. In accordance with U.S. GAAP, equity-based compensation expense for such awards, if and when granted, will be recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable. The Company accounts for forfeitures of equity-based awards when they occur.
Profit Sharing
Profit sharing expense and profit sharing payable primarily consist of a portion of performance revenues earned from certain funds that are allocated to employees, former employees and Contributing Partners. Profit sharing amounts are recognized as the related performance revenues are earned. Accordingly, profit sharing amounts can be reversed during periods when there is a decline in performance revenues that were previously recognized.
Profit sharing amounts are generally not paid until the related performance revenue is distributed to the general partner upon realization of the fund’s investments. Under certain profit sharing arrangements, the Company requires that a portion of certain of the performance revenues distributed to our employees be used to purchase Class A restricted shares issued under the Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Equity Plan”). Prior to distribution of the performance revenue, the Company records the value of the equity-based awards expected to be granted in other assets and other liabilities within the consolidated statements of financial condition. Such equity-based awards are recorded as equity-based compensation expense over the relevant service period once granted.
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
General, Administrative and Other
General, administrative and other primarily includes professional fees, occupancy, depreciation and amortization, travel, information technology and administration expenses. For the year ended December 31, 2016, presentation of professional fees, occupancy, and depreciation and amortization was combined with general, administrative and other on the consolidated statements of operations.
Other Income (Loss)
Net Gains (Losses) from Investment Activities
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
Other Income, Net
Other income, net includes the recognition of gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities, gains arising from the remeasurement of the tax receivable agreement liability (see note 14), and other miscellaneous non-operating income and expenses.
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
Comprehensive Income (Loss)
U.S. GAAP guidance establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. U.S. GAAP requires that the Company classify items of other comprehensive income (loss) (“OCI”) by their nature in the financial statements and display the accumulated balance of OCI separately in the shareholders’ equity section of the Company’s consolidated statements of financial condition. Comprehensive income (loss) consists of net income and OCI. Apollo’s OCI is primarily comprised of foreign currency translation adjustments associated with the Company's non-U.S. dollar denominated subsidiaries.
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
Recent Accounting Pronouncements
Recently Issued Accounting Standards Adopted in 2018
In November 2016, the Financial Accounting Standards Board (“FASB”) issued guidance to reduce diversity in practice in the classification and presentation of changes in restricted cash on the statements of cash flows. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. Entities are also required to reconcile such total to amounts on the Company’s consolidated statements of financial condition and disclose the nature of the restrictions. The Company adopted the standard beginning January 1, 2018 using a retrospective transition method to each period presented. Upon adoption of this standard restricted, cash and cash and cash equivalents held at consolidated VIEs are included within the beginning of period and end of period balances in the Company’s consolidated statements of cash flows. Refer to the Company’s consolidated statements of cash flows for the impact of this standard.
In January 2017, the FASB issued guidance that changes the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted the standard beginning January 1, 2018. The adoption of this standard did not have an impact on the consolidated financial statements of the Company.
In June 2018, the FASB issued guidance which generally aligns the measurement and classification for share-based payments to non-employees with the accounting guidance for share-based payments to employees. Among other requirements, the new guidance requires equity-classified non-employee share-based payment awards to be measured at the grant date, rather than remeasured to fair value at the end of each reporting period. The guidance is effective for public business entities on January 1, 2019, however early adoption is permitted. The Company early adopted this standard retroactive to January 1, 2018 and the impact of this guidance was not material to the consolidated financial statements.
In August 2018, the FASB issued guidance which changes the fair value disclosure requirements. The guidance includes new fair value disclosure requirements and eliminates and modifies certain other fair value disclosure requirements. Among other requirements, the guidance requires the following new disclosures: (i) disclosure of changes in unrealized gains or losses included in other comprehensive income for recurring Level III fair value measurements held at the end of the reporting period and (ii) a description of how the weighted average used to develop significant unobservable inputs for Level III fair value measurements was calculated. The guidance eliminates the following disclosure requirements: (i) disclosure of the amount and reason for transfers between Level I and Level II and (ii) disclosure of the policy for timing of transfers between levels of the fair value hierarchy. The guidance is effective for all entities for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for any eliminated or modified disclosure requirements upon issuance of the guidance. The Company early adopted the eliminated and modified disclosure requirements upon issuance of the guidance during the three month period ended September 30, 2018 and will adopt the new disclosure requirements upon their effective date. Eliminated disclosures have been applied retroactively to all periods presented.
Recently Issued Accounting Standards Effective on January 1, 2019
In February 2016, the FASB issued guidance that amends the accounting for leases. The amended guidance requires recognition of a right-of-use lease asset and a lease liability by lessees for leases classified as operating leases. The lease liability represents the aggregate discounted amount of the Company’s minimum future lease payments under lease obligations. The right-of-use asset represents the right to use the underlying asset over the lease term. The Company will adopt the guidance in the first quarter of 2019 under the simplified transition method. The simplified transition method allows companies to forgo the comparative reporting requirements initially required under the modified retrospective transition approach and apply the new guidance prospectively. The Company expects to elect to use the practical expedients under which the Company would not need to reassess whether an arrangement is or contains a lease, lease classification, and the accounting for initial direct costs. The Company does not expect the adoption to have a material impact on the consolidated statements of operations because the Company’s leases are classified as operating leases, which under the guidance will continue to be recognized as expense on a straight-line basis. The adoption, however, will result in an increase in total assets and total liabilities on the consolidated statements of financial condition. As of December 31, 2018, the lease liability is estimated to be between approximately $110 million to $125 million which is the primary determinant of the right-of-use lease asset. The Company also has additional operating leases for office space that have not yet commenced as of December 31, 2018, which include additional undiscounted minimum future lease payments of

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

approximately $331 million. These operating leases are expected to commence between fiscal year 2019 and fiscal year 2021 with lease terms of approximately 15 years.
Recently Issued Accounting Standards Effective on January 1, 2020
In January 2017, the FASB issued guidance to simplify the test for goodwill impairment. The new guidance removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment (Step 2). Under the new guidance, a goodwill impairment is calculated as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in the reporting unit. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be performed prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The guidance is not expected to have a material impact on the consolidated financial statements of the Company.
3. GOODWILL AND INTANGIBLE ASSETS
The carrying value of goodwill was $88.9 million as of December 31, 2018 and 2017. Goodwill primarily relates to the 2007 Reorganization and the Company’s acquisition of Stone Tower Capital LLC and its related management companies (“Stone Tower”) in 2012. As of December 31, 2018 and 2017, there was, $64.8 million, $23.1 million and $1.0 million of goodwill related to the credit, private equity and real asset segments, respectively.
Intangible assets, net consists of the following:

	As of December 31,
	2018	2017
Finite-lived intangible assets/management contracts	$254,295	$248,609
Accumulated amortization	(235,396)	(229,767)
Intangible assets, net	$18,899	$18,842
The changes in intangible assets, net consist of the following and includes approximately $1.0 million of indefinite-lived intangible assets as of both December 31, 2018 and 2017.

	For the Years Ended December 31,
	2018	2017	2016
Balance, beginning of year	$18,842	$22,721	$28,620
Amortization expense	(5,629)	(6,428)	(9,095)
Acquisitions / additions	5,686	2,549	3,196
Balance, end of year	$18,899	$18,842	$22,721
Expected amortization of these intangible assets for each of the next 5 years and thereafter is as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
Amortization of intangible assets	$6,507	$6,174	$3,976	$1,103	$108	$71	$17,939
There was no impairment of indefinite lived intangible assets as of December 31, 2018 and 2017.
4. INVESTMENTS
The following table represents Apollo’s investments:

	As of December 31, 2018	As of December 31, 2017
Investments, at fair value	$900,959	$866,998
Equity method investments	909,471	863,906
Performance allocations	912,182	1,828,930
Total Investments	$2,722,612	$3,559,834

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Investments, at Fair Value
Investments, at fair value, consist of investments for which the fair value option has been elected and primarily include the Company’s investment in Athene Holding and investments in debt of unconsolidated CLOs. Changes in the fair value related to these investments are presented in net gains (losses) from investment activities except for certain investments for which the Company is entitled to receive performance allocations. For those investments, changes in fair value are presented in principal investment income.
The Company’s equity investment in Athene Holding, for which the fair value option was elected, met the significance criteria as defined by the SEC as of December 31, 2018 and 2017. As such, the following tables present summarized financial information of Athene Holding:

	As of December 31,
	2018	2017
	(in millions)
Statements of Financial Condition
Investments	$89,340	$82,062
Assets	125,505	100,161
Liabilities	117,229	90,985
Equity	8,276	9,176

	For the Years Ended December 31,
	2018	2017	2016

Statements of Operations
Revenues	$6,543	$8,727	$4,105
Expenses	5,368	7,263	3,393
Income before income tax provision (benefit)	1,175	1,464	712
Income tax provision (benefit)	122	106	(61)
Net income	$1,053	$1,358	$773
Net Gains (Losses) from Investment Activities
The following table presents the realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	For the Years Ended December 31,
	2018	2017	2016
Realized gains on sales of investments, net	$67	$103	$400
Net change in unrealized gains (losses) due to changes in fair value	(186,516)	95,001	139,321
Net gains (losses) from investment activities	$(186,449)	$95,104	$139,721
Equity Method Investments
Apollo’s equity method investments include its investments in the credit, private equity and real assets funds it manages, which are not consolidated, but in which the Company exerts significant influence. Apollo’s share of net income generated by these investments is recorded in principal investment income in the consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Equity method investments consisted of the following:

	Equity Held as of
	December 31, 2018	(4)	December 31, 2017	(4)
Credit(2)	$396,384		$325,267
Private Equity(1)	473,657		509,707
Real Assets	39,430		28,932
Total equity method investments(3)	$909,471		$863,906

(1)
The equity method investment in Fund VIII was $356.6 million and $385.7 million as of December 31, 2018 and 2017, respectively, representing an ownership percentage of 2.2% and 2.2% as of December 31, 2018 and 2017, respectively.

(2)
The equity method investment in AINV was $53.9 million and $56.5 million as of December 31, 2018 and 2017, respectively. The value of the Company’s investment in AINV was $36.7 million and $50.2 million based on the quoted market price of AINV as of December 31, 2018 and 2017, respectively.

(3)	Certain funds invest across multiple segments. The presentation in the table above is based on the classification of the majority of such funds’ investments.

(4)	Some amounts included are a quarter in arrears.
The tables below present summarized financial information of the Company’s equity method investments in aggregate:

	Credit		Private Equity		Real Assets		Aggregate Totals
	As of December 31,		As of December 31,		As of December 31,		As of December 31,
Statement of Financial Condition	2018(1)	2017(1)	2018(1)	2017(1)	2018(1)	2017(1)	2018(1)	2017(1)
Investments	$35,114,212	$22,829,749	$23,479,794	$26,967,402	$6,247,916	$4,676,444	$64,841,922	$54,473,595
Assets	38,570,948	25,300,139	24,498,401	27,936,030	6,640,389	4,854,334	69,709,738	58,090,503
Liabilities	18,583,397	5,819,426	524,846	133,870	2,723,138	2,066,612	21,831,381	8,019,908
Equity	19,987,551	19,480,713	23,973,555	27,802,160	3,917,251	2,787,722	47,878,357	50,070,595

	Credit			Private Equity			Real Assets			Aggregate Totals
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
Statement of Operations	2018(1)	2017(1)	2016(1)	2018(1)	2017(1)	2016(1)	2018(1)	2017(1)	2016(1)	2018(1)	2017(1)	2016(1)
Revenues/Investment Income	$1,546,880	$1,774,987	$1,384,414	$445,249	$726,464	$235,231	$414,313	$280,440	$215,738	$2,406,442	$2,781,891	$1,835,383
Expenses	1,351,556	700,660	483,335	571,689	311,171	298,705	221,908	65,141	66,869	2,145,153	1,076,972	848,909
Net Investment Income (Loss)	195,324	1,074,327	901,079	(126,440)	415,293	(63,474)	192,405	215,299	148,869	261,289	1,704,919	986,474
Net Realized and Unrealized Gain (Loss)	(179,024)	1,000,922	1,033,550	(2,990,133)	5,728,099	2,999,627	38,694	45,455	21,193	(3,130,463)	6,774,476	4,054,370
Net Income (Loss)	$16,300	$2,075,249	$1,934,629	$(3,116,573)	$6,143,392	$2,936,153	$231,099	$260,754	$170,062	$(2,869,174)	$8,479,395	$5,040,844

(1)	Certain credit, private equity and real assets fund amounts are as of and for the twelve months ended September 30, 2018, 2017 and 2016 and exclude amounts related to Athene Holding.
Performance Allocations
Performance allocations from credit, private equity and real assets funds consisted of the following:

	As of December 31, 2018	As of December 31, 2017
Credit	$374,541	$395,340
Private Equity	514,350	1,404,777
Real Assets	23,291	28,813
Total performance allocations	$912,182	$1,828,930

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The table below provides a roll forward of the performance allocations balance:

	Credit	Private Equity		Real Assets	Total
Performance allocations, January 1, 2017	$372,205	$798,465		$32,526	$1,203,196
Change in fair value of funds	212,768	1,050,141		13,283	1,276,192
Fund distributions to the Company	(189,633)	(443,829)		(16,996)	(650,458)
Performance allocations, December 31, 2017	$395,340	$1,404,777		$28,813	$1,828,930
Change in fair value of funds	93,312	(444,476)		1,730	(349,434)
Fund distributions to the Company	(114,111)	(445,951)	(1)	(7,252)	(567,314)
Performance allocations, December 31, 2018	$374,541	$514,350		$23,291	$912,182

(1)	Includes realized performance allocations of $169.9 million from AP Alternative Assets, L.P. (“AAA”), settled in the form of shares of Athene Holding.
The change in fair value of funds excludes the reversal of previously realized performance allocations due to the general partner obligation to return previously distributed performance allocations, which is recorded in due to related parties in the consolidated statements of financial condition. See note 14 for further disclosure regarding the general partner obligation.
The timing of the payment of performance allocations due to the general partner or investment manager varies depending on the terms of the applicable fund agreements. Generally, performance allocations with respect to the private equity funds and certain credit and real assets funds are payable and are distributed to the fund’s general partner upon realization of an investment if the fund’s cumulative returns are in excess of the preferred return.
5. PROFIT SHARING PAYABLE
Profit sharing payable consisted of the following:

	As of December 31, 2018	As of December 31, 2017
Credit	$239,525	$265,791
Private Equity	201,607	475,556
Real Assets	11,009	10,929
Total profit sharing payable	$452,141	$752,276
The table below provides a roll forward of the profit sharing payable balance:

	Credit	Private Equity		Real Assets	Total
Profit sharing payable, January 1, 2017	$268,855	$268,170		$13,123	$550,148
Profit sharing expense	104,475	402,963		5,544	512,982
Payments/other	(107,539)	(195,577)		(7,738)	(310,854)
Profit sharing payable, December 31, 2017	$265,791	$475,556		$10,929	$752,276
Profit sharing expense	60,279	(91,088)		2,785	(28,024)
Payments/other(1)	(86,545)	(182,861)	(2)	(2,705)	(272,111)
Profit sharing payable, December 31, 2018	$239,525	$201,607		$11,009	$452,141

(1)	Includes $10.6 million associated with the adoption of new revenue recognition accounting guidance, as discussed in note 2.

(2)	Includes $46.6 million associated with profit sharing expense related to AAA that was settled in the form of shares of Athene Holding.
Profit sharing expense includes (i) changes in amounts payable to employees and former employees entitled to a share of performance revenues in Apollo’s funds and (ii) changes to the fair value of the contingent consideration obligations recognized in connection with certain Apollo acquisitions. Profit sharing expense excludes the potential return of profit sharing distributions that would be due if certain funds were liquidated, which is recorded in due from related parties in the consolidated statements of financial condition. See note 14 for further disclosure regarding the potential return of profit sharing distributions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

As discussed in note 2, under certain profit sharing arrangements, the Company requires that a portion of certain of the performance revenues distributed to its employees be used to purchase Class A restricted shares issued under its 2007 Equity Plan. Prior to distribution of the performance revenues, the Company records the value of the equity-based awards expected to be granted in other assets and other liabilities within the consolidated statements of financial condition. See note 8 for further disclosure regarding deferred equity-based compensation.
6. VARIABLE INTEREST ENTITIES
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
The assets of consolidated CLOs are not available to creditors of the Company. In addition, the investors in these consolidated CLOs have no recourse against the assets of the Company. The Company measures both the financial assets and the financial liabilities of the CLOs using the fair value of the financial assets as further described in note 2. The Company has elected the fair value option for financial instruments held by its consolidated CLOs, which includes investments in loans and corporate bonds, as well as debt obligations and contingent obligations held by such consolidated CLOs. Other assets include amounts due from brokers and interest receivables. Other liabilities include payables for securities purchased, which represent open trades within the consolidated CLOs and primarily relate to corporate loans that are expected to settle within 60 days. As of December 31, 2018 and December 31, 2017, the Company held investments of $44.2 million and $47.2 million, respectively, in consolidated foreign currency denominated CLOs, which eliminate in consolidation.
Net Gains from Investment Activities of Consolidated Variable Interest Entities
The following table presents net gains from investment activities of the consolidated VIEs:

	For the Years Ended December 31,
	2018	(1)	2017	(1)	2016	(1)
Net gains from investment activities	$23,922		$7,960		$10,334
Net gains (losses) from debt	16,875		6,416		(11,921)
Interest and other income	35,612		35,154		41,791
Interest and other expenses	(31,297)		(38,865)		(35,189)
Net gains from investment activities of consolidated variable interest entities	$45,112		$10,665		$5,015

(1)	Amounts reflect consolidation eliminations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Senior Secured Notes, Subordinated Notes and Secured Borrowings
Included within debt are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs:

	As of December 31, 2018				As of December 31, 2017
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)	$768,860	1.67%		11.2	$806,603	1.68%		12.2
Subordinated Notes(2)	95,686	N/A	(1)	21.4	100,188	N/A	(1)	22.4
Secured Borrowings(2)(3)	18,976	3.42%		8.8	109,438	2.70%		9.3
Total	$883,522				$1,016,229

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.

(2)
The debt of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. The fair value of the debt and collateralized assets of the Senior Secured Notes, Subordinated Notes and Secured Borrowings are presented below:

	As of December 31, 2018	As of December 31, 2017
Debt, at fair value	$855,461	$1,002,063
Collateralized assets	$1,290,891	$1,328,586

(3)
Secured borrowings consist of a consolidated VIE’s obligation through a repurchase agreement redeemable at maturity with a third party lender. The fair value of the secured borrowings as of December 31, 2018 and December 31, 2017 was $19.0 million and $109.4 million, respectively.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of December 31, 2018, the Company was not aware of any instances of non-compliance with any of these covenants.
As of December 31, 2018, the contractual maturities for debt of the consolidated VIEs is greater than 5 years.
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

	As of December 31, 2018	As of December 31, 2017
Assets:
Cash	$404,660	$254,791
Investments	4,919,118	6,230,397
Receivables	126,873	36,601
Total Assets	$5,450,651	$6,521,789

Liabilities:
Debt and other payables	$3,673,219	$3,285,263
Total Liabilities	$3,673,219	$3,285,263

Apollo Exposure(1)	$244,894	$252,605

(1)
Represents Apollo’s direct investment in those entities in which Apollo holds a significant variable interest and certain other investments. Additionally, cumulative performance allocations are subject to reversal in the event of future losses, as discussed in note 15.

7. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of December 31, 2018
	Level I	Level II	Level III		Total	Cost
Assets
U.S. Treasury securities, at fair value	$392,932	$—	$—		$392,932	$390,336
Investments, at fair value:
Investment in Athene Holding	761,807	—	—		761,807	592,572
Other investments	—	42,782	96,370	(1)	139,152	124,379
Total investments, at fair value	761,807	42,782	96,370		900,959	716,951
Investments of VIEs, at fair value	—	877,427	295,987		1,173,414
Investments of VIEs, valued using NAV	—	—	—		2,263
Total investments of VIEs, at fair value	—	877,427	295,987		1,175,677
Derivative assets(2)	—	388	—		388
Total Assets	$1,154,739	$920,597	$392,357		$2,469,956

Liabilities
Liabilities of VIEs, at fair value	$—	$855,461	$—		$855,461
Contingent consideration obligations(3)	—	—	74,487		74,487
Derivative liabilities(2)	—	681	—		681
Total Liabilities	$—	$856,142	$74,487		$930,629

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

(1)
Other investments excludes $17.0 million of performance allocations classified as Level III related to certain investments for which the Company has elected the fair value option. The Company’s policy is to account for performance allocations as investments.

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
The following tables summarize the changes in financial assets measured at fair value for which Level III inputs have been used to determine fair value:

	For the Year Ended December 31, 2018
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$35,701	$132,348	$168,049
Purchases	112,645	151,877	264,522
Sale of investments/distributions	(49,288)	(17,000)	(66,288)
Net realized losses	(106)	(1,084)	(1,190)
Changes in net unrealized gains	12,683	45,506	58,189
Cumulative translation adjustment	(591)	(16,787)	(17,378)
Transfer into Level III(1)	4,682	18,783	23,465
Transfer out of Level III(1)	(19,356)	(17,656)	(37,012)
Balance, End of Period	$96,370	$295,987	$392,357
Change in net unrealized gains included in principal investment income related to investments still held at reporting date	$12,618	$—	$12,618
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	44,350	44,350

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Year Ended December 31, 2017
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$45,721	$92,474	$138,195
Purchases	12,760	116,674	129,434
Sale of investments/distributions	—	(70,740)	(70,740)
Net realized gains (losses)	(5)	6,986	6,981
Changes in net unrealized gains (losses)	(607)	4,592	3,985
Cumulative translation adjustment	5,939	6,759	12,698
Transfer into Level III(1)	—	16,392	16,392
Transfer out of Level III(1)	(28,107)	(40,789)	(68,896)
Balance, End of Period	$35,701	$132,348	$168,049
Change in net unrealized losses included in principal investment income related to investments still held at reporting date	$(614)	$—	$(614)
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	3,638	3,638

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

The following table summarizes the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value:

	For the Years Ended December 31,
	2018			2017
	Liabilities of Consolidated VIEs & Apollo Funds	Contingent Consideration Obligations	Total	Liabilities of Consolidated VIEs & Apollo Funds	Contingent Consideration Obligations	Total
Balance, Beginning of Period	$12,620	$92,600	$105,220	$11,055	$106,282	$117,337
Additions	—	—	—	(97)	—	(97)
Payments	(12,620)	(6,947)	(19,567)	94	(23,597)	(23,503)
Net realized gains	—	—	—	10	—	10
Changes in net unrealized (gains) losses(1)	—	(11,166)	(11,166)	1,558	9,915	11,473
Balance, End of Period	$—	$74,487	$74,487	$12,620	$92,600	$105,220
Change in net unrealized losses included in net gains from investment activities of consolidated VIEs related to liabilities still held at reporting date	$—	$—	$—	$1,565	$—	$1,565

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy:

	As of December 31, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Other investments	$6,901	Third Party Pricing	N/A	N/A	N/A
	89,469	Discounted cash flow	Discount rate	15.0% - 16.0%	15.5%
Investments of consolidated VIEs:
Corporate loans/bonds/CLO notes	4,116	Third party pricing	N/A	N/A	N/A
Equity securities	291,871	Book value multiple	Book value multiple	0.65x	0.65x
		Discounted cash flow	Discount rate	15.2%	15.2%
Total investments of consolidated VIEs	295,987
Total Financial Assets	$392,357
Financial Liabilities
Contingent consideration obligation	$74,487	Discounted cash flow	Discount rate	17.0%	17.0%
Total Financial Liabilities	$74,487

	As of December 31, 2017
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Other investments	$20,641	Third party pricing	N/A	N/A	N/A
	15,060	Cost(1)	N/A	N/A	N/A
Investments of consolidated VIEs:
Corporate loans/bonds/CLO notes	6,824	Third party pricing	N/A	N/A	N/A
Equity securities	125,524	Book value multiple	Book value multiple	0.71x	0.71x
		Discounted cash flow	Discount rate	13.4%	13.4%
Total investments of consolidated VIEs	132,348
Total Financial Assets	$168,049
Financial Liabilities
Liabilities of consolidated VIEs	$12,620	Other	N/A	N/A	N/A
Contingent consideration obligation	92,600	Discounted cash flow	Discount rate	17.3%	17.3%
Total Financial Liabilities	$105,220
(1)    The valuation technique used is cost as it approximates the fair value of the investment.
Fair Value Measurement of Investment in Athene Holding
As of December 31, 2018, the fair value of Apollo’s Level I investment in Athene Holding was calculated using the closing market price of Athene Holding shares of $39.83. As of December 31, 2017, the fair value of Apollo’s Level II investment in Athene Holding was estimated using the closing market price of Athene Holding shares of $51.71 less a discount due to a lack of marketability (“DLOM”) of 4.0%, as applicable. The DLOM was derived based on the average remaining lock up restrictions on the shares of Athene Holding held by Apollo (11.3 months as of December 31, 2017) and the estimated volatility in such shares of Athene Holding. Due to the limited trading history in Athene Holding shares, the historical share price volatility of a representative set of Athene Holding’s publicly traded insurance peers was calculated over a period equivalent to the remaining average lock up on the shares of Athene Holding held by Apollo and used as a proxy to estimate the projected volatility in Athene Holding’s shares.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Consolidated VIEs
Investments
As of December 31, 2018 and 2017, the significant unobservable inputs used in the fair value measurement of the equity securities include the discount rate applied and the book value multiples applied in the valuation models. These unobservable inputs in isolation can cause significant increases or decreases in fair value. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. When a comparable multiple model is used to determine fair value, the comparable multiples are generally multiplied by the underlying companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) to establish the total enterprise value of the company. The comparable multiple is determined based on the implied trading multiple of public industry peers.
Liabilities
As of December 31, 2018 and 2017, the debt obligations of the consolidated CLOs were measured on the basis of the fair value of the financial assets of the CLOs as the financial assets were determined to be more observable and, as a result, categorized as Level II in the fair value hierarchy.
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
Market Approach
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
Income Approach
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
8. OTHER ASSETS
Other assets consisted of the following:

	As of December 31, 2018	As of December 31, 2017
Fixed assets	$109,039	$102,694
Less: Accumulated depreciation and amortization	(89,049)	(83,510)
Fixed assets, net	19,990	19,184
Prepaid expenses	130,091	189,542
Tax receivables	10,464	9,236
Other	12,725	13,795
Total Other Assets	$173,270	$231,757
Prepaid expenses includes $80.4 million and $135.0 million as of December 31, 2018 and 2017, respectively, of deferred equity-based compensation related to the value of the equity-based awards that have been or are expected to be granted in connection with the settlement of certain profit sharing arrangements. A corresponding amount for awards expected to be granted of $54.5 million and $124.3 million, as of December 31, 2018 and 2017, respectively, is included in other liabilities on the consolidated statements of financial condition.
Depreciation expense was $8.5 million, $12.1 million and $9.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is presented as a component of general, administrative and other expense in the consolidated statements of operations.
9. INCOME TAXES
The Company’s income tax provision totaled $86.0 million, $325.9 million and $90.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company’s effective income tax rate was 81.7%, 18.4% and 8.5% for the years ended December 31, 2018, 2017 and 2016, respectively. The Company’s high effective income tax rate for the year ended December 31, 2018 results primarily from a significant portion of the losses from performance allocations and investment activities that are not subject to U.S. income taxes. As a result, these losses have reduced the Company’s net income, but do not generate a tax benefit. The Company’s effective income tax rate was also impacted by the remeasurement of income taxes due to state tax planning.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The provision for income taxes is presented in the following table:

	For the Years Ended December 31,
	2018	2017	2016
Current:
Federal income tax	$—	$3,314	$—
Foreign income tax(1)	4,208	3,271	5,843
State and local income tax	1,633	6,364	2,847
Subtotal	5,841	12,949	8,690
Deferred:
Federal income tax	33,936	290,213	66,567
Foreign income tax(1)	—	—	(16)
State and local income tax	46,244	22,783	15,466
Subtotal	80,180	312,996	82,017
Total Income Tax Provision	$86,021	$325,945	$90,707

(1)
The foreign income tax provision was calculated on $41.8 million, $24.0 million and $38.8 million of pre-tax income generated in foreign jurisdictions for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table reconciles the U.S. Federal statutory tax rate to the effective income tax rate:

	For the Years Ended December 31,
	2018	2017	2016
U.S. Federal Statutory Tax Rate	21.0%	35.0%	35.0%
Income Passed Through to Non-Controlling Interests	(24.2)	(16.3)	(18.9)
(Income) Loss Passed Through to Class A Shareholders	53.8	(10.4)	(9.2)
State and Local Income Taxes (net of Federal Benefit)	29.8	1.2	1.4
Impact of Federal Tax Reform	—	9.7	—
Other	1.3	(0.8)	0.2
Effective Income Tax Rate	81.7%	18.4%	8.5%
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years.
Existing accounting rules require the effect of a change in tax law or rates to be recognized in income as a component of the income tax provision on the date a bill is signed into law. Existing accounting rules also require deferred tax assets and liabilities to be measured at the enacted rate. The Tax Cuts and Jobs Act (the “TCJA”) was signed into law on December 22, 2017 and includes a broad range of tax reforms including a reduction in the corporate income tax rate to 21% from 35% effective January 1, 2018. As of December 31, 2017, the rate change resulted in a reduction of our net deferred tax assets of $254.3 million, resulting primarily from the remeasurement of tax assets arising from the exchanges of AOG units for Class A shares.
As existing accounting rules do not address all circumstances that may arise for companies in accounting for the income tax effects of the TCJA, the SEC staff issued guidance on December 22, 2017 to clarify the application of existing rules in situations where an entity did not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for the income tax effects of the TCJA in the period the TCJA was enacted.
During the year ended December 31, 2018, the Company completed its analysis based on available guidance and no material adjustments were made to the provisional amounts previously recorded. The allowable measurement period is now closed.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The Company’s deferred tax assets and liabilities in the consolidated statements of financial condition consist of the following:

	As of December 31,
	2018	2017
Deferred Tax Assets:
Depreciation and amortization	$275,793	$300,882
Net operating loss carryforwards	16,039	21,091
Deferred revenue	6,469	14,652
Equity-based compensation	3,849	3,196
Foreign tax credit	15,563	13,338
Other	7,174	3,030
Total Deferred Tax Assets	324,887	356,189
Deferred Tax Liabilities:
Unrealized gains from investments	18,108	17,818
Other	685	733
Total Deferred Tax Liabilities	18,793	18,551
Total Deferred Tax Assets, Net	$306,094	$337,638
As of December 31, 2018, the Company had approximately $48.7 million of federal net operating loss (“NOL”) carryforwards and $85.7 million of state and local net operating loss carryforwards that will begin to expire after 2035. In addition, the Company’s foreign tax credit carryforwards will begin to expire after 2021.
The Company considered its historical and current year earnings, current utilization of existing deferred tax assets and deferred tax liabilities, the 15 year amortization periods of the tax basis of its intangible assets, the 20 year carry forward periods of any NOLs, short and long term business forecasts and the impact of the TCJA on future earnings in evaluating whether it should establish a valuation allowance. The Company concluded it is more likely than not that the deferred tax assets will be realized and that no valuation allowance was needed at December 31, 2018.
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
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of December 31, 2018, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2015 through 2018 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax return of a subsidiary for the 2011 tax year. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2018.
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

Exchange of AOG Units for Class A shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Year Ended December 31, 2018	$45,017	$37,891	$7,126
For the Year Ended December 31, 2017	$56,908	$44,972	$11,936
For the Year Ended December 31, 2016	$7,342	$6,187	$1,155
10. DEBT
Debt consisted of the following:

	As of December 31, 2018				As of December 31, 2017
	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate
2013 AMH Credit Facilities - Term Facility(1)	$—	$—		N/A	$299,655	$298,875	(3)	2.33%
2024 Senior Notes(1)	496,512	498,736	(4)	4.00%	495,860	511,096	(4)	4.00
2026 Senior Notes(1)	496,191	502,107	(4)	4.40	495,678	525,273	(4)	4.40
2048 Senior Notes(1)	296,386	290,714	(4)	5.00	—	—		—
2014 AMI Term Facility I(2)	15,633	15,633	(3)	2.00	16,399	16,482	(3)	2.00
2014 AMI Term Facility II(2)	17,657	17,657	(3)	1.75	18,548	18,605	(3)	1.75
2016 AMI Term Facility I(2)	19,371	19,371	(3)	1.32	20,372	20,372	(3)	1.75
2016 AMI Term Facility II(2)	18,698	18,698	(3)	1.70	15,890	15,931	(3)	2.00
Total Debt	$1,360,448	$1,362,916			$1,362,402	$1,406,634

(1)	Includes amortization of note discount, as applicable. Outstanding balance is presented net of unamortized debt issuance costs:

	As of December 31, 2018	As of December 31, 2017
2013 AMH Credit Facilities - Term Facility	$—	$345
2024 Senior Notes	2,946	3,498
2026 Senior Notes	3,483	3,951
2048 Senior Notes	3,298	—

(2)
Apollo Management International LLP (“AMI”), a subsidiary of the Company, entered into several five year credit facilities (collectively referred to as the “AMI Facilities”) to fund the Company’s investment in certain European CLOs it manages.

Facility	Date	Loan Amount
2014 AMI Term Facility I	July 3, 2014	€13,636
2014 AMI Term Facility II	December 9, 2014	€15,400
2016 AMI Term Facility I	January 18, 2016	€16,895
2016 AMI Term Facility II	June 22, 2016	€16,308

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

2013 AMH Credit Facilities—On December 18, 2013, AMH and its subsidiaries and certain other subsidiaries of the Company entered into credit facilities (the “2013 AMH Credit Facilities”) with the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. The 2013 AMH Credit Facilities provided for (i) a term loan facility to AMH (the “Term Facility”) that included $750 million of term loan from third-party lenders and $271.7 million of term loan held by a subsidiary of the Company and (ii) a $500 million revolving credit facility (the “Revolver Facility”), in each case, with an original maturity date of January 18, 2019. On March 11, 2016, the maturity date of both the Term Facility and the Revolver Facility was extended by two years to January 18, 2021. The extension was determined to be a modification of the 2013 AMH Credit Facilities in accordance with U.S. GAAP.
In connection with the issuance of the 2024 Senior Notes, the 2026 Senior Notes and the 2048 Senior Notes (as described below), $250 million, $200 million and $300 million of the proceeds, respectively, were used to repay the entire remaining amount of both the term loan from third-party lenders and the term loan held by a subsidiary of the Company as of March 15, 2018. The Revolver Facility was replaced as of July 11, 2018 by the 2018 AMH Credit Facility, as described below. The 2013 AMH Credit Facilities and all related loan documents were terminated as of July 11, 2018.
2018 AMH Credit Facility—On July 11, 2018, AMH as borrower (the “Borrower”) entered into a new credit agreement (the “2018 AMH Credit Facility”) with the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent for the lenders. The 2018 AMH Credit Facility provides for a $750 million revolving credit facility to the Borrower with a final maturity date of July 11, 2023. The 2018 AMH Credit Facility is to remain available until its maturity, and any undrawn revolving commitments bear a commitment fee. The interest rate on the 2018 AMH Credit Facility is based on adjusted LIBOR and the applicable margin as of December 31, 2018 was 1.00%. The commitment fee on the $750 million undrawn 2018 AMH Credit Facility as of December 31, 2018 was 0.09%.
Borrowings under the 2018 AMH Credit Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. The Borrower may incur incremental facilities in respect of the 2018 AMH Credit Facility in an aggregate amount not to exceed $250 million plus additional amounts so long as the Borrower is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. As of December 31, 2018, the 2018 AMH Credit Facility was undrawn.
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
2048 Senior Notes—On March 15, 2018, AMH issued $300 million in aggregate principal amount of its 5.000% Senior Notes due 2048 (the “2048 Senior Notes”), at an issue price of 99.892% of par. Interest on the 2048 Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year. The 2048 Senior Notes will mature on March 15, 2048. The discount is amortized into interest expense on the consolidated statements of operations over the term of the 2048 Senior Notes. The face amount of $300 million related to the 2048 Senior Notes is the amount for which the Company is obligated to settle the 2048 Senior Notes.
As of December 31, 2018, the 2026 Senior Notes, the 2024 Senior Notes and the 2048 Senior Notes were guaranteed by Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., Apollo Principal Holdings XI, LLC, Apollo Principal Holdings XII, L.P., AMH Holdings (Cayman), L.P. and any other entity that is required to become a guarantor of the notes under the terms of the indentures governing the 2026 Senior Notes, the 2024 Senior Notes and the 2048 Senior Notes (the “Indentures”). The Indentures include covenants that restrict the ability of AMH and, as applicable,

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

the guarantors to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries or merge, consolidate or sell, transfer or lease assets. The Indentures also provide for customary events of default.
The following table presents the interest expense incurred related to the Company’s debt:

	For the Years Ended December 31,
	2018	2017	2016
Interest Expense:(1)
2013 AMH Credit Facilities	$2,387	$8,328	$8,253
2018 AMH Credit Facility	489	—	—
2024 Senior Notes	20,652	20,652	20,652
2026 Senior Notes	22,513	22,513	13,372
2048 Senior Notes	12,009	—	—
AMI Term Facilities	1,324	1,380	1,205
Total Interest Expense	$59,374	$52,873	$43,482

(1)
Debt issuance costs incurred in connection with the 2013 AMH Credit Facilities, the 2018 AMH Credit Facility, the 2024 Senior Notes, the 2026 Senior Notes and the 2048 Senior Notes are amortized into interest expense over the term of the debt arrangement.

The table below presents the contractual maturities for the Company's debt arrangements as of December 31, 2018:

	2019	2020	2021	2022	2023	Thereafter	Total
2024 Senior Notes	$—	$—	$—	$—	$—	$500,000	$500,000
2026 Senior Notes	—	—	—	—	—	500,000	500,000
2048 Senior Notes	—	—	—	—	—	300,000	300,000
2014 AMI Term Facility I	—	—	15,633	—	—	—	15,633
2014 AMI Term Facility II	—	—	—	17,657	—	—	17,657
2016 AMI Term Facility I	—	—	—	—	—	19,371	19,371
2016 AMI Term Facility II	—	—	—	—	18,698	—	18,698
Total Obligations as of December 31, 2018	$—	$—	$15,633	$17,657	$18,698	$1,319,371	$1,371,359

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

11. NET INCOME PER CLASS A SHARE
The table below presents basic and diluted net income per Class A share using the two-class method:

	Basic and Diluted
	For the Years Ended December 31,
	2018		2017	2016
Numerator:
Net Income (Loss) Attributable to Apollo Global Management, LLC Class A Shareholders	$(42,038)		$615,566	$402,850
Distributions declared on Class A shares(1)	(388,744)		(354,878)	(230,713)
Distributions on participating securities(2)	(18,119)		(11,822)	(8,396)
Earnings allocable to participating securities	—	(3)	(8,828)	(6,430)
Undistributed income (loss) attributable to Class A shareholders: Basic	$(448,901)		$240,038	$157,311
Dilution effect on distributable income attributable to unvested RSUs	—		2,706	—
Undistributed income (loss) attributable to Class A shareholders: Diluted	$(448,901)		$242,744	$157,311
Denominator:
Weighted average number of Class A shares outstanding: Basic	199,946,632		190,931,743	183,998,080
Dilution effect of unvested RSUs	—		1,649,950	—
Weighted average number of Class A shares outstanding: Diluted	199,946,632		192,581,693	183,998,080
Net Income per Class A Share: Basic
Distributed Income	$1.93		$1.85	$1.25
Undistributed Income (Loss)	(2.23)		1.27	0.86
Net Income (Loss) per Class A Share: Basic	$(0.30)		$3.12	$2.11
Net Income (Loss) per Class A Share: Diluted(4)
Distributed Income	$1.93		$1.84	$1.25
Undistributed Income (Loss)	(2.23)		1.26	0.86
Net Income (Loss) per Class A Share: Diluted	$(0.30)		$3.10	$2.11

(1)	See note 13 for information regarding the quarterly distributions declared and paid during 2018, 2017 and 2016.

(2)	Participating securities consist of vested and unvested RSUs that have rights to distributions and unvested restricted shares.

(3)	No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A shareholders.

(4)
For the year ended December 31, 2017, unvested RSUs were determined to be dilutive, and were accordingly included in the diluted earnings per share calculation. For the year ended December 31, 2017, the share options, AOG Units and participating securities were determined to be anti-dilutive and were accordingly excluded from the diluted earnings per share calculation. For the years ended December 31, 2018 and 2016, all of the classes of securities were determined to be anti-dilutive.

The Company has granted RSUs that provide the right to receive, subject to vesting during continued employment, Class A shares pursuant to the 2007 Equity Plan. The Company has three types of RSU grants, which we refer to as Plan Grants, Bonus Grants and Performance Grants. “Plan Grants” vest over time (generally one to six years) and may or may not provide the right to receive distribution equivalents on vested RSUs on an equal basis with the Class A shareholders any time a distribution is declared. “Bonus Grants” vest over time (generally three years) and generally provide the right to receive distribution equivalents on both vested and unvested RSUs on an equal basis with the Class A shareholders any time a distribution is declared. “Performance Grants” generally vest over time (three to five years), subject to the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense. Performance Grants provide the right to receive distribution equivalents on vested RSUs and may also provide the right to receive distribution equivalents on unvested RSUs.
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
Apollo Global Management, LLC has one Class B share outstanding, which is held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the Class B share is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, as discussed above. The Class B share has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or distributions. The Class B share has no distribution or liquidation rights. The Class B share has voting rights on a pari passu basis with the Class A shares. The Class B share represented 52.4%, 53.9% and 60.5% of the total voting power of the Company’s shares entitled to vote as of December 31, 2018, 2017 and 2016, respectively.
The following table summarizes the anti-dilutive securities.

	For the Years Ended December 31,
	2018	2017	2016
Weighted average vested RSUs	384,592	454,929	1,466,803
Weighted average unvested RSUs	8,850,291	N/A	5,975,293
Weighted average unexercised options	204,167	213,545	222,920
Weighted average AOG Units outstanding	203,019,177	211,360,975	215,917,462
Weighted average unvested restricted shares	872,252	300,921	82,301
12. EQUITY-BASED COMPENSATION
Equity-based awards granted to employees and non-employees as compensation are measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are expensed over the relevant service period. Equity-based awards that require performance metrics to be met are expensed only when the performance metric is met or deemed probable.
RSUs
The Company grants RSUs under the 2007 Equity Plan. The fair value of all grants is based on the grant date fair value, which considers the public share price of the Company’s Class A shares subject to certain discounts, as applicable. The following table summarizes the weighted average discounts for Plan Grants, Bonus Grants and Performance Grants.

	For the Years Ended December 31,
	2018	2017	2016
Plan Grants:
Discount for the lack of distributions until vested(1)	12.0%	11.8%	14.0%
Marketability discount for transfer restrictions(2)	4.7%	3.6%	3.8%
Bonus Grants:
Marketability discount for transfer restrictions(2)	2.3%	2.3%	2.1%
Performance Grants:
Discount for the lack of distributions until vested(1)	12.8%	N/A	N/A
Marketability discount for transfer restrictions(2)	5.6%	N/A	N/A

(1)	Based on the present value of a growing annuity calculation.

(2)	Based on the Finnerty Model calculation.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The estimated total grant date fair value for Plan Grants and Bonus Grants is charged to compensation expense on a straight-line basis over the vesting period, which for Plan Grants is generally one to six years, with the first installment vesting one year after grant and quarterly vesting thereafter, and for Bonus Grants is generally annual vesting over three years.
During the year ended December 31, 2018, the Company awarded Performance Grants of 5.6 million RSUs to certain employees with a grant date fair value of $171.7 million, which vest over time (generally 3 to 5 years) subject to the receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense. In accordance with U.S. GAAP, equity-based compensation expense for such awards will be recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable. Accordingly, for the year ended December 31, 2018, equity-based compensation expense of $75.2 million was recognized relating to these Performance Grants.
Additionally, the Company entered into an agreement in 2018 with several employees under which it expects to grant them RSUs beginning in 2020 if year-over-year growth in certain discretionary earnings metrics is attained prior to grant and they remain employed at the grant date. Once granted, these RSUs will vest based on both continued service and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense. In accordance with U.S. GAAP, equity-based compensation expense for such awards, if and when granted, will be recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable. No equity-based compensation expense was recognized related to these RSUs for the year ended December 31, 2018.
The fair value of all RSU grants made during the years ended December 31, 2018, 2017 and 2016 was $256.1 million, $33.2 million and $62.6 million, respectively.
The following table presents the actual forfeiture rates and equity-based compensation expense recognized:

	For the Years Ended December 31,
	2018	2017	2016
Actual forfeiture rate	7.8%	9.8%	8.8%
Equity-based compensation	$146,708	$68,225	$67,958
The following table summarizes RSU activity:

	Unvested		Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2018	6,262,288		$15.58	2,802,277	9,064,565	(1)
Granted	8,143,541		31.45	—	8,143,541
Forfeited	(1,127,396)		19.74	—	(1,127,396)
Vested	(3,438,465)		20.48	3,438,465	—
Issued	—		18.63	(3,859,959)	(3,859,959)
Balance at December 31, 2018	9,839,968	(2)	$26.52	2,380,783	12,220,751	(1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.

(2)	RSUs were expected to vest over the weighted average period of 3.3 years.

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
The fair value of restricted share award grants made during the years ended December 31, 2018, 2017 and 2016 was $30.2 million, $13.9 million and $0.5 million, respectively.
The following table presents the actual forfeiture rates and equity-based compensation expense recognized:

	For the Years Ended December 31,
	2018	2017	2016
Actual forfeiture rate	2.9%	0.8%	1.6%
Equity-based compensation	$13,515	$5,064	$3,478
The following table summarizes the restricted share award activity:

	Unvested		Weighted Average Grant Date Fair Value	Vested	Total Number of Restricted Share Awards Outstanding
Balance at January 1, 2018	508,202		$27.21	—	508,202
Granted	927,020		32.57	—	927,020
Forfeited	(41,674)		30.16	—	(41,674)
Issued	—		29.74	(304,565)	(304,565)
Vested	(304,565)		29.74	304,565	—
Balance at December 31, 2018	1,088,983	(1)	$30.96	—	1,088,983

(1)	Restricted share awards were expected to vest over the next 1.9 years.
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
The awards granted to the Company’s employees are recorded in other assets and other liabilities in the consolidated statements of financial condition. The grant date fair value of the asset is amortized through equity-based compensation on a straight-line basis over the vesting period. The fair value of the liability is remeasured each period with any changes in fair value recorded in compensation expense in the consolidated statements of operations. Compensation expense is offset by related management fees earned by the Company from ARI and AMTG, respectively.
The grant date fair value of the employees’ awards is based on the then public share price of ARI and AMTG at grant, less discounts for transfer restrictions, and has been categorized as Level II within the fair value hierarchy as a result.
The following table summarizes the management fees, compensation expense, and actual forfeiture rates for the AMTG RSUs.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

For the Year Ended December 31, 2016
Management fees	$2,478
Equity-based compensation	2,478
Actual forfeiture rate	0.1%
During the year ended December 31, 2016, AMTG merged with and into ARI, with ARI continuing as the surviving entity in the merger. The following table summarizes the management fees, equity-based compensation expense, and actual forfeiture rates for the ARI Awards:

	For the Years Ended December 31,
	2018	2017	2016
Management fees	$11,952	$11,120	$6,643
Equity-based compensation	11,952	11,120	6,643
Actual forfeiture rate	2.6%	2.5%	3.8%
The following tables summarize activity for the ARI Awards that were granted to certain of the Company’s employees:

	ARI Awards Unvested		Weighted Average Grant Date Fair Value	ARI Awards Vested	Total Number of ARI Awards Outstanding
Balance at January 1, 2018	1,202,365		$17.09	1,040,711	2,243,076
Granted	1,006,800		16.35	—	1,006,800
Forfeited	(56,552)		18.01	—	(56,552)
Delivered	—		18.29	(610,959)	(610,959)
Vested	(737,999)		16.35	737,999	—
Balance at December 31, 2018	1,414,614	(1)	$16.91	1,167,751	2,582,365

(1)	ARI Awards were expected to vest over the next 2.4 years.
Athene Holding
The Company has granted Athene Holding restricted share awards to certain employees of the Company. Separately, Athene Holding has also granted restricted share awards to certain employees of the Company. Both awards are collectively referred to as the “AHL Awards.” Certain of the AHL Awards function similarly to options as they are exchangeable for Class A shares of Athene Holding upon payment of a conversion price and the satisfaction of certain other conditions. The awards granted are either subject to time-based vesting conditions that generally vest over three to five years or vest upon achieving certain metrics, such as attainment of certain rates of return and realized cash received by certain investors in Athene Holding upon sale of their shares.
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
The grant date fair value of the AHL Awards is based on the share price of Athene Holding, less discounts for transfer restrictions, and has been categorized as Level II within the fair value hierarchy as a result. The AHL Awards that function similarly to options were valued using a multiple-scenario model, which considers the price volatility of the underlying share price of Athene Holding, time to expiration and the risk-free rate, while the other awards were valued using the share price of Athene Holding less any discounts for transfer restrictions.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table summarizes the management fees, equity-based compensation expense and actual forfeiture rates for the AHL Awards:

	For the Years Ended December 31,
	2018	2017	2016
Management fees	$(2,743)	$4,058	$19,173
Equity-based compensation	(2,136)	6,913	20,560
Actual forfeiture rate	3.6%	0.1%	3.2%
The following table summarizes activity for the AHL Awards that were granted to certain employees of the Company:

	AHL Awards Unvested		Weighted Average Grant Date Fair Value	AHL Awards Vested	Total Number of AHL Awards Outstanding
Balance at January 1, 2018	334,791		$16.45	632,290	967,081
Granted	843		44.74	—	843
Vested	(180,275)		11.83	180,275	—
Forfeited	(11,960)		24.66	—	(11,960)
Delivered	—		10.68	(206,214)	(206,214)
Balance at December 31, 2018	143,399	(1)	$21.75	606,351	749,750

(1)	135,649 AHL Awards are expected to vest over the next 1.1 years and 7,750 AHL Awards may vest if certain performance metrics are achieved.
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
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC:

	For the Year Ended December 31, 2018
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs, share options and restricted share awards	$159,575	—%	$—	$159,575
AHL Awards	(2,136)	50.1	(1,070)	(1,066)
Other equity-based compensation awards	15,789	50.1	7,913	7,876
Total equity-based compensation	$173,228		6,843	166,385
Less other equity-based compensation awards(2)			(6,843)	(18,848)
Capital increase related to equity-based compensation			$—	$147,537

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
13. EQUITY
Class A Shares
Class A shares represent limited liability company interests in the Company. Holders of Class A shares are entitled to participate in distributions from the Company on a pro rata basis. Class A shareholders do not elect the Company’s manager or the manager’s executive committee and have limited voting rights.
During the years ended December 31, 2018, 2017 and 2016, the Company issued Class A shares in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of Class A shares issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of Class A shares issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment.
In February 2016, Apollo announced its adoption of a program to repurchase up to $250 million in the aggregate of its Class A shares, including up to $150 million in the aggregate of its outstanding Class A shares through a share repurchase program and up to $100 million through net share settlement of equity-based awards granted under the 2007 Equity Plan. In January 2019, Apollo increased its authorized share repurchase amount (see note 17 for details).

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The table below summarizes the issuance of Class A shares for equity-based awards:

	For the Years Ended December 31,
	2018	2017	2016
Class A shares issued in settlement of vested RSUs and share options exercised(1)	3,866,209	3,565,098	7,325,834
Reduction of Class A shares issued(2)	(1,311,108)	(1,318,632)	(2,700,530)
Class A shares purchased related to share issuances and forfeitures(3)	(208,521)	76,739	(2,117)
Issuance of Class A shares for equity-based awards	2,346,580	2,323,205	4,623,187

(1)
The gross value of shares issued was $129.0 million, $85.1 million and $108.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, based on the closing price of a Class A share at the time of issuance.

(2)	Cash paid for tax liabilities associated with net share settlement was $43.7 million, $31.7 million and $40.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)
Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted Class A shares of AGM that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's 2007 Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase Class A shares on the open market and retire them. During the years ended December 31, 2018, 2017 and 2016, we issued 927,020, 495,326 and 27,151 of such restricted shares and 85,371, zero and zero of such RSUs under the 2007 Equity Plan, respectively, and repurchased 1,093,867, 413,850 and 27,151 Class A shares in open-market transactions not pursuant to a publicly-announced repurchase plan or program, respectively. In addition, there were 41,674, 4,737 and 2,117 restricted shares forfeited during the years ended December 31, 2018, 2017 and 2016, respectively.

Additionally, during the years ended December 31, 2018, 2017 and 2016, 1,608,009, 233,248 and 954,447 Class A shares were repurchased in open market transactions as part of the publicly announced share repurchase program adopted in February 2016, respectively, and such shares were subsequently canceled by the Company. The Company paid $55.4 million, $6.9 million and $12.9 million for these open market share repurchases during the years ended December 31, 2018, 2017 and 2016, respectively.
Preferred Share Issuance
On March 7, 2017, Apollo issued 11,000,000 6.375% Series A Preferred shares (the “Series A Preferred shares”) for gross proceeds of $275.0 million, or $264.4 million net of issuance costs and on March 19, 2018, Apollo issued 12,000,000 6.375% Series B Preferred shares (the “Series B Preferred shares” and collectively with the Series A Preferred shares, the “Preferred shares”) for gross proceeds of $300.0 million, or $289.8 million net of issuance costs. When, as and if declared by the manager of Apollo, distributions on the Preferred shares will be payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2018 for the Series B Preferred shares, at a rate per annum equal to 6.375%. Distributions on the Preferred shares are discretionary and non-cumulative.
Subject to certain exceptions, unless distributions have been declared and paid or declared and set apart for payment on the Preferred shares for a quarterly distribution period, during the remainder of that distribution period Apollo may not declare or pay or set apart payment for distributions on any Class A shares or any other equity securities that the Company may issue in the future ranking as to the payment of distributions, junior to the Preferred shares (“Junior Shares”) and Apollo may not repurchase any Junior Shares. These restrictions were not applicable during the initial distribution period, which was the period from March 19, 2018 to but excluding June 15, 2018 for the Series B Preferred shares.
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
If a certain change of control event or a certain tax redemption event occurs prior to March 15, 2022 and March 15, 2023 for the Series A Preferred shares and the Series B Preferred shares, respectively, the Preferred shares may be redeemed at Apollo’s option, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such change of control event or such tax redemption event, as applicable, at a price of $25.25 per Preferred share, plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions. If a certain rating agency event occurs prior to March 15, 2023, the Series B Preferred shares may be redeemed at Apollo’s option, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such rating agency event, at a price of $25.50 per Series B Preferred share,

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

plus declared and unpaid distributions to, but excluding, the redemption date, without payment of any undeclared distributions. If (i) a change of control event occurs (whether before, on or after March 15, 2022 and March 15, 2023 for the Series A Preferred shares and the Series B Preferred shares, respectively) and (ii) Apollo does not give notice prior to the 31st day following the change of control event to redeem all the outstanding Preferred shares, the distribution rate per annum on the Preferred shares will increase by 5.00%, beginning on the 31st day following such change of control event.
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
The table below summarizes the distributions on the Preferred shares:

	For the Years Ended December 31,
	2018	2017	2016
Series A Preferred Shares total distribution	$17,531	$13,538	—
Series B Preferred Shares total distribution	14,131	—	—
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

Distribution Declaration Date	Distribution per Class A Share	Distribution Payment Date	Distribution to Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 3, 2016	$0.28	February 29, 2016	$51.4	$60.5		$111.9	$2.1
May 6, 2016	0.25	May 31, 2016	46.0	54.0		100.0	1.8
August 3, 2016	0.37	August 31, 2016	68.4	79.9		148.3	2.4
October 28, 2016	0.35	November 30, 2016	64.9	75.4		140.3	2.1
For the year ended December 31, 2016	$1.25		$230.7	$269.8		$500.5	$8.4
February 3, 2017	$0.45	February 28, 2017	$84.2	$97.0		$181.2	$2.9
April 13, 2017	—	April 13, 2017	—	20.5	(1)	20.5	—
April 28, 2017	0.49	May 31, 2017	94.5	102.9		197.4	3.3
August 2, 2017	0.52	August 31, 2017	100.6	108.8		209.4	3.2
November 1, 2017	0.39	November 30, 2017	75.6	81.6		157.2	2.4
For the year ended December 31, 2017	$1.85		$354.9	$410.8		$765.7	$11.8
February 1, 2018	$0.66	February 28, 2018	$133.0	$133.7		$266.7	$5.4
April 12, 2018	—	April 12, 2018	—	50.5	(1)	50.5	—
May 03, 2018	0.38	May 31, 2018	76.6	77.0		153.6	4.1
August 2, 2018	0.43	August 31, 2018	86.5	87.1		173.6	4.2
November 1, 2018	0.46	November 30, 2018	92.6	93.0		185.6	4.4
For the year ended December 31, 2018	$1.93		$388.7	$441.3		$830.0	$18.1

(1)
On April 13, 2017 and April 12, 2018, the Company made a $0.10 and $0.25 per AOG Unit pro rata distribution, respectively, to the Non-Controlling Interest holders in the Apollo Operating Group, in connection with taxes and payments made under the tax receivable agreement. See note 14 for more information regarding the tax receivable agreement.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Non-Controlling Interests
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to Non-Controlling Interests consisted of the following:

	For the Years Ended December 31,
	2018	2017	2016
Net income attributable to Non-Controlling Interests in consolidated entities:
Interest in management companies and a co-investment vehicle(1)	$4,176	$4,415	$7,403
Other consolidated entities	27,472	4,476	(1,614)
Net income attributable to Non-Controlling Interests in consolidated entities	$31,648	$8,891	$5,789

Net income attributable to Non-Controlling Interests in the Apollo Operating Group:
Net income	$19,251	$1,443,639	$970,307
Net income attributable to Non-Controlling Interests in consolidated entities	(31,648)	(8,891)	(5,789)
Net income (loss) after Non-Controlling Interests in consolidated entities	(12,397)	1,434,748	964,518
Adjustments:
Income tax provision(2)	86,021	325,945	90,707
NYC UBT and foreign tax benefit(3)	(9,764)	(9,798)	(9,899)
Net loss in non-Apollo Operating Group entities	(35,072)	(200,225)	(3,156)
Net income attributable to Series A Preferred Shareholders	(17,531)	(13,538)	—
Net income attributable to Series B Preferred Shareholders	(14,131)	—	—
Total adjustments	9,523	102,384	77,652
Net income (loss) after adjustments	(2,874)	1,537,132	1,042,170
Weighted average ownership percentage of Apollo Operating Group	50.3%	52.5%	54.0%
Net income (loss) attributable to Non-Controlling Interests in Apollo Operating Group	$(2,021)	$805,644	$561,668

Net income attributable to Non-Controlling Interests	$29,627	$814,535	$567,457
Other comprehensive income (loss) attributable to Non-Controlling Interests	(17,409)	7,180	(2,587)
Comprehensive Income Attributable to Non-Controlling Interests	$12,218	$821,715	$564,870

(1)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of the credit funds managed by Apollo.

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

14. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED ENTITIES
Management fees, transaction and advisory fees and reimbursable expenses from the funds the Company manages and their portfolio companies are included in due from related parties in the consolidated statements of financial condition. The Company also typically facilitates the payment of certain operating costs incurred by the funds that it manages as well as their related parties. These costs are normally reimbursed by such funds and are included in due from related parties. Other related party transactions include loans to employees and periodic sales of ownership interests in Apollo funds to employees. Due from related parties and due to related parties are comprised of the following:

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of December 31, 2018	As of December 31, 2017
Due from Related Parties:
Due from credit funds	$175,562	$128,198
Due from private equity funds	14,526	18,120
Due from real assets funds	26,063	20,105
Due from portfolio companies	67,740	37,366
Due from Contributing Partners, employees and former employees	94,217	58,799
Total Due from Related Parties	$378,108	$262,588
Due to Related Parties:
Due to Managing Partners and Contributing Partners	$285,598	$333,379
Due to credit funds	46,554	63,491
Due to private equity funds	92,968	30,848
Due to real assets funds	315	283
Distributions payable to employees	—	12
Total Due to Related Parties	$425,435	$428,013
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
As a result of the exchanges of AOG Units for Class A shares during the years ended December 31, 2018, 2017 and 2016, a $37.9 million, $45.0 million and $6.2 million liability was recorded, respectively, to estimate the amount of the future expected payments to be made by APO Corp. to the Managing Partners and Contributing Partners pursuant to the tax receivable agreement.
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
During the year ended December 31, 2018, the Company remeasured the tax receivable agreement liability and recorded $35.4 million in other income, net in the consolidated statements of operations due to a change in estimated state tax rates during the year. During the year ended December 31, 2017, the Company remeasured the tax receivable agreement liability and recorded $200.2 million in other income, net in the consolidated statements of operations due to changes in estimated tax rates resulting from legislative reforms in the TCJA. During the year ended December 31, 2016, Company remeasured the tax receivable agreement liability and recorded $3.2 million in other income, net in the consolidated statements of operations due to changes in estimated tax rates.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Due from Contributing Partners, Employees and Former Employees
As of December 31, 2018 and December 31, 2017, due from Contributing Partners, Employees and Former Employees includes various amounts due to the Company including employee loans and return of profit sharing distributions. As of December 31, 2018 and December 31, 2017, the balance included interest-bearing employee loans receivable of $16.8 million and $15.3 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.
The Company recorded a receivable from the Contributing Partners and certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of December 31, 2018 and December 31, 2017 of $66.3 million and $36.4 million, respectively.
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
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions with respect to Fund IV, Fund V and Fund VI, the Company will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. The Company recorded an indemnification liability of $12.2 million and $10.5 million as of December 31, 2018 and December 31, 2017, respectively.
Due to Credit and Private Equity Funds
Based upon an assumed liquidation of certain of the credit and private equity funds the Company manages, the Company has recorded a general partner obligation to return previously distributed performance allocations, which represents amounts due to these funds. The general partner obligation is recognized based upon an assumed liquidation of a fund’s net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund.
There was a general partner obligation to return previously distributed performance allocations related to certain private equity funds of $93.0 million and $30.1 million accrued as of December 31, 2018 and December 31, 2017, respectively. There was a general partner obligation to return previously distributed performance allocations related to certain credit funds of $44.1 million and $56.1 million accrued as of December 31, 2018 and December 31, 2017, respectively.
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
The Company, through its consolidated subsidiary Athene Asset Management, or AAM, earns management fees of 0.40% per year on all assets that it manages in accounts owned by Athene in the U.S. and Bermuda or in accounts supporting reinsurance ceded to U.S. and Bermuda subsidiaries of Athene Holding by third-party insurers (collectively, the “Athene Accounts”) up to $65.846 billion (the level of assets in the Athene North American Accounts as of December 31, 2016) and 0.30% per year on all assets in excess of $65.846 billion, respectively, subject to certain discounts and exceptions.
Athora
The Company, through its consolidated subsidiary, AAME, provides investment advisory services to certain portfolio companies of Apollo funds and Athora, a strategic platform established to acquire or reinsure blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”).
Athene and Athora Sub-Advised
The Company, through AAM, provides sub-advisory services with respect to a portion of the assets in the Athene Accounts. In addition, Apollo, through AAME, provides sub-advisory services with respect to a portion of the assets in certain portfolio companies of Apollo funds and the Athora Accounts.
From time to time, Athene also invests in funds and investment vehicles that Apollo manages. The Company refers to such assets which are invested directly as “Athene Assets Directly Invested.”
The Company broadly refers to “Athene Sub-Advised” assets as those assets in the Athene Accounts which the Company explicitly sub-advises as well as Athene Assets Directly Invested. The Company broadly refers to “Athora Sub-Advised” assets as those assets in the Athora Accounts which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages.
With limited exceptions, the sub-advisory fee arrangements between the Company, Athene, Athora and the fee arrangements with respect to Athene Assets Directly Invested are presented in the following table:

As of December 31, 2018
Athene Accounts sub-advised by AAM(1):
Assets up to $10.0 billion	0.40%
Assets between $10.0 billion to $12.4 billion	0.35%
Assets between $12.4 billion to $16.0 billion	0.40%
Assets in excess of $16.0 billion	0.35%

Athora Accounts sub-advised by AAME	0.35%

Athene Assets Directly Invested(2)	0% to 1.75%

(1)	The sub-advisory fees with respect to the assets in the Athene North American Accounts are in addition to the management fee earned by the Company described above.

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

Investment Management Agreement Proposed Amendments - Athene Asset Management

On September 20, 2018, Athene and Apollo agreed to revise the existing fee arrangements between Athene and Apollo (the “proposed amended fee agreement”). The proposed amended fee agreement remains subject to approval by Athene’s shareholders in 2019 of a bye-law amendment providing that Athene will not elect to terminate the investment management arrangement between Athene and Apollo, except for cause, for a period of four years from the date of the bye-law amendment and

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

thereafter only on each successive two-year anniversary of the expiration of the initial four-year period. Following the approval by Athene’s shareholders, the proposed amended fee agreement would have retroactive effect to the month beginning January 1, 2019. The proposed amended fee agreement amends the existing management fee and sub-advisory terms described above and provides for sub-allocation fees which vary based on portfolio allocation differentiation.
AAA Investments
Apollo, as general partner of AAA Investments, is generally entitled to performance allocations equal to 20% of the realized returns (net of related expenses, including borrowing costs) on AAA Investments’ investment in Athene Holding, except that Apollo is not entitled to receive any performance allocations with respect to the shares of Athene Holding that were acquired (and not in satisfaction of prior commitments to buy such shares) by AAA Investments in the contribution of certain assets by AAA to Athene in October 2012.
The following table presents the performance allocations earned from AAA Investments:

	For the Years Ended December 31,
	2018	2017	2016
Performance Allocations from AAA Investments, net(1)	$(5,158)	$23,119	$47,785

(1)	Net of related profit sharing expense.
The following table presents the revenues earned in aggregate from Athene, Athora and AAA Investments:

	For the Years Ended December 31,
	2018	2017	2016
Revenues earned in aggregate from Athene, Athora and AAA Investments, net(1)(2)	$310,412	$529,150	$547,031

(1)
Consisting of management fees, sub-advisory fees, performance revenues from Athene, Athora and AAA Investments, as applicable (net of related profit sharing expense) and changes in the market value of the Athene Holding shares owned directly by Apollo. These amounts exclude the deferred revenue recognized as management fees associated with the vesting of AHL Awards granted to employees of Apollo as further described in note 12.

(2)
Gains (losses) on the market value of the shares of Athene Holding owned directly by Apollo were $(186.6) million, $95.5 million and $138.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

During the year ended December 31, 2018, the Company received performance allocations of $169.9 million and settled $46.6 million of profit sharing expense in the form of Athene Holding shares. The following table presents performance allocations and profit sharing payable from AAA Investments:

	As of December 31, 2018	As of December 31, 2017
Performance allocations	$1,611	$178,600
Profit sharing payable	442	49,038
The Company’s economic ownership interest in Athene Holding is comprised of the following:

	As of December 31, 2018	(1)	As of December 31, 2017	(1)
Indirect interest in Athene Holding:
Interest in AAA	2.2%		2.2%
Plus: Interest in AAA Investments	0.1%		0.1%
Total Interest in AAA and AAA Investments	2.3%		2.3%
Multiplied by: AAA Investments’ interest in Athene Holding	—%		14.0%
Indirect interest in Athene Holding	—%		0.3%

Plus: Direct interest in Athene Holding	10.2%		8.5%
Total interest in Athene Holding	10.2%		8.8%

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(1)	Ownership interest percentages are based on approximate share count as of the reporting date.
AAA Investments Credit Agreement
On April 30, 2015, Apollo entered into a revolving credit agreement with AAA Investments (“AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR plus 1.5%. The Company receives an annual commitment fee of 0.125% on the unused portion of the loan. As of December 31, 2018 and December 31, 2017, $6.7 million and $4.5 million, respectively, had been advanced by the Company and remained outstanding on the AAA Investments Credit Agreement. AAA Investments was obligated to pay the aggregate borrowings plus accrued interest at the earlier of (a) the third anniversary of the closing date, or (b) the date that was fifteen months following the initial public offering of shares of Athene Holding Ltd. (the “Maturity Date”). On January 30, 2019, the Company and AAA agreed to extend the maturity date of the AAA Investments Credit Agreement to April 30, 2020. See note 17 for more information regarding the AAA Investments Credit Agreement.
AINV Amended and Restated Investment Advisory Management Agreement
On May 17, 2018, the board of directors of AINV approved an amended and restated investment advisory management agreement with Apollo Investment Management, L.P., the Company’s consolidated subsidiary, which reduced the base management fee and revised the incentive fee on income to include a total return requirement. Effective April 1, 2018, the base management fee was reduced from 2.0% to 1.5% of the average value of AINV’s gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters; provided, however, the base management fee would be 1.0% of the average value of AINV’s gross assets (excluding cash or cash equivalents but including other assets purchased with borrowed amounts) that exceeds the product of (i) 200% and (ii) the value of AINV’s net asset value at the end of the most recently completed calendar quarter. In addition, beginning January 1, 2019, the incentive fee on income calculation included a total return requirement with a rolling twelve quarter look-back starting from April 1, 2018. The incentive fee rate remained 20% and the performance threshold remained 1.75% per quarter (7% annualized).
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at December 31, 2018. From time to time, this entity is involved in transactions with related parties of Apollo, including portfolio companies of the funds Apollo manages, whereby AGS earns underwriting and transaction fees for its services.
Other Transactions
The Company recognized $3.8 million and $6.2 million of other income in the consolidated statements of operations from the assignment of a CLO collateral management agreement to a related party during the years ended December 31, 2018 and 2017, respectively.
15. COMMITMENTS AND CONTINGENCIES
Investment Commitments—As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of December 31, 2018 and December 31, 2017 of $1.2 billion and $1.7 billion, respectively, of which $469 million and $823 million related to Fund IX as of December 31, 2018 and December 31, 2017, respectively.
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of December 31, 2018, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.
Litigation and Contingencies—Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and lawsuits, reviews, investigations or proceedings by governmental and self-regulatory agencies regarding its business.

On April 15, 2013, Alfred J. Villalobos, the former principal of Arvco Capital Research (“Arvco”), a placement agent firm that Apollo at one time used, and related entities (the “Arvco Debtors”) brought a civil action in the United States Bankruptcy Court for the District of Nevada against Apollo. This action sought to recover purported fees the Arvco Debtors claimed Apollo

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

had not paid them for a portion of Arvco’s alleged placement agent services in connection with certain funds managed by Apollo. Subsequently, a Chapter 7 Trustee was appointed for the Arvco Debtors, and after a lengthy stay in light of a criminal case against Mr. Villalobos, and Mr. Villalobos’s death, the Trustee filed an amended complaint, and Apollo asserted counterclaims for indemnification. On March 20, 2017, the court granted Apollo’s motion to dismiss certain claims, leaving two breach of contract claims remaining. On October 20, 2017, the court granted summary judgment in favor of Apollo as to part of the remaining claims, and on August 2, 2018, the court granted summary judgment for Apollo on the remaining claims. On November 13, 2018, Apollo and the Trustee entered into a settlement agreement in which, in exchange for releases, the Trustee agreed not to appeal the grant of summary judgment in Apollo’s favor, and Apollo agreed to withdraw its counterclaims. The Court approved the settlement on January 3, 2019.

On June 18, 2014, BOKF N.A. (the “First Lien Trustee”), the successor indenture trustee under the indenture governing the First Lien Notes issued by Momentive Performance Materials, Inc. (“Momentive”), commenced a lawsuit in the Supreme Court for the State of New York, New York County against AGM and members of an ad hoc group of Second Lien Noteholders (including, but not limited to, Euro VI (BC) S.a.r.l.). The First Lien Trustee amended its complaint on July 2, 2014 (the “First Lien Intercreditor Action”). In the First Lien Intercreditor Action, the First Lien Trustee sought, among other things, a declaration that the defendants violated an intercreditor agreement entered into between holders of the First Lien Notes and holders of the second lien notes. On July 16, 2014, the successor indenture trustee under the indenture governing the 1.5 Lien Notes (the “1.5 Lien Trustee,” and, together with the First Lien Trustee, the “Indenture Trustees”) filed an action in the Supreme Court of the State of New York, New York County that was substantially similar to the First Lien Intercreditor Action (the “1.5 Lien Intercreditor Action,” and, together with the First Lien Intercreditor Action, the “Intercreditor Actions”). AGM subsequently removed the Intercreditor Actions to federal district court, and the Intercreditor Actions were automatically referred to the Bankruptcy Court adjudicating the Momentive chapter 11 bankruptcy cases. On August 15, 2014, the defendants in the Intercreditor Actions (including AGM) filed a motion to dismiss the 1.5 Lien Intercreditor Action and a motion for judgment on the pleadings in the First Lien Intercreditor Action (the “Dismissal Motions”). On September 30, 2014, the Bankruptcy Court granted the Dismissal Motions. Following the Bankruptcy Court’s denial of the Indenture Trustees’ attempts to amend their respective complaints, the Indenture Trustees appealed the orders issued by the Bankruptcy Court. The federal district court consolidated those appeals.  On November 30, 2018, the federal district court issued its opinion affirming the Bankruptcy Court’s orders in their entirety.

On March 4, 2016, the Public Employees Retirement System of Mississippi filed a putative securities class action against Sprouts Farmers Market, Inc. (“SFM”), several SFM directors (including Andrew Jhawar, an Apollo partner), AP Sprouts Holdings, LLC and AP Sprouts Holdings (Overseas), L.P. (the “AP Entities”), which are controlled by entities managed by Apollo affiliates, and two underwriters of a March 2015 secondary offering of SFM common stock. The AP Entities sold SFM common stock in the March 2015 secondary offering. The complaint, filed in Arizona Superior Court and captioned Public Employees Retirement System of Mississippi v. Sprouts Farmers Market, Inc. (CV2016-050480), alleges that SFM filed a materially misleading registration statement for the secondary offering that incorporated alleged misrepresentations in SFM’s 2014 annual report regarding SFM’s business prospects, and failed to disclose alleged accelerating produce deflation. Plaintiff alleged causes of action against the AP Entities for violations of Sections 11 and 15 of the Securities Act of 1933, seeking compensatory damages for alleged losses sustained from a decline in SFM’s stock price. Defendants moved to dismiss the action, and the court dismissed the Section 11 claim against the AP Entities but not the Section 15 claim. On December 27, 2018, the parties executed a settlement agreement, and on December 28, 2018, the parties filed a motion for preliminary approval of the settlement.

On June 20, 2016 Banca Carige S.p.A. (“Carige”) commenced a lawsuit in the Court of Genoa (Italy) (No. 8965/2016), against its former Chairman, its former Chief Executive Officer, AGM and certain entities (the “Apollo Entities”) organized and owned by investment funds managed by affiliates of AGM. The complaint alleged that AGM and the Apollo Entities (i) aided and abetted breaches of fiduciary duty to Carige allegedly committed by Carige’s former Chairman and former CEO in connection with the sale to the Apollo Entities of Carige subsidiaries engaged in the insurance business; and (ii) took wrongful actions aimed at weakening Banca Carige’s financial condition supposedly to facilitate an eventual acquisition of Carige. The causes of action were based in tort under Italian law. Carige purportedly seeks damages of €450 million in connection with the sale of the insurance businesses and €800 million for other losses. With judgment no. 3118/2018 published on December 6, 2018, the Court of Genoa fully rejected all the claims raised by Carige against AGM and the Apollo Entities, also awarding attorneys' fees in their favor for an amount of €428,996.10. Carige filed an appeal on January 3, 2019. A hearing before the Court of Appeals of Genoa is scheduled for April 30, 2019. Although the case appears to be in its final stages, no reasonable estimate of possible loss, if any, can be made at this time.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

On December 12, 2016, the CORE Litigation Trust (the “Trust”), which was created under the Chapter 11 reorganization plan for CORE Media and other affiliated entities, including CORE Entertainment, Inc. (“CORE”), commenced an action in California Superior Court for Los Angeles County, captioned Core Litigation Trust v. Apollo Global Management, LLC, et al., Case No. BC 643732, that was stayed on October 3, 2017, in favor of litigating in New York state court. On November 9, 2017, the Trust commenced an action in the Supreme Court of the State of New York, captioned Core Litigation Trust v. Apollo Global Management, LLC, et al., Index No. 656856/2017. The complaint names as defendants: (i) AGM and certain AGM affiliates including the Apollo-managed funds that were CORE’s beneficial owners (the “CORE Funds”), (ii) Twenty-First Century Fox, Inc. (“Fox”) and certain Fox affiliates, (iii) Endemol USA Holding, Inc. (“Endemol”) and certain Endemol-affiliated entities, and (iv) the joint venture through which the CORE Funds and Fox beneficially owned CORE Media and Endemol Shine (the “JV”). The Trust asserts claims against (i) all defendants for tortiously interfering with $360 million in loans under the 2011 loan agreements entered into between CORE and certain Lenders, and (ii) certain defendants for alter-ego and de-facto merger. The Trust seeks $240 million in compensatory, unspecified punitive damages, pre-judgment interests, and costs and expenses. The Court has scheduled further oral argument on Defendants’ motions to dismiss the complaint for May 6, 2019.  On April 27, 2018, the Trust filed an adversary complaint in the Southern District of New York Bankruptcy Court captioned Core Litigation Trust v. Apollo Global Management, LLC, et al., Adv. Pro. No. 18-01539. The complaint names as defendants (i) AGM and certain AGM affiliates including the CORE Funds, (iii) certain former CORE directors who are current or former employees of AGM subsidiaries (the “Directors”), (iv) CORE Entertainment Holdings (CORE’s direct parent), and (v) the JV (which the Trust voluntarily dismissed on August 24, 2018). The Trust asserts (i) fiduciary-duty breach claims against the Directors and an aiding-and-abetting claim against AGM for allegedly preventing CORE Media from investing in the JV, and (ii) fiduciary-duty breach claims against the Directors and Apollo CORE Holdings, aiding-and-abetting claims against all defendants, and a fraudulent conveyance claim against AGM related to CORE Media paying $93 million to satisfy a legal judgment in March 2015. The Trust seeks unspecified compensatory damages, to avoid and recover the $93 million judgment payment, pre-judgment interest, and costs and fees. Defendants’ motion to abstain or, in the alternative, to dismiss, which was argued on December 11, 2018, is pending. Apollo believes the claims in each action are without merit.  Because the actions are in their early stages, no reasonable estimate of possible loss, if any, can be made at this time.

On August 3, 2017, a complaint was filed in the United States District Court for the Middle District of Florida against AGM, a senior partner of Apollo and a former principal of Apollo by Michael McEvoy on behalf of a purported class of employees of subsidiaries of CEVA Group, LLC (“CEVA Group”) who purchased shares in CEVA Investment Limited (“CIL”), the former parent company of CEVA Group. The complaint alleged that the defendants breached fiduciary duties to and defrauded the plaintiffs by inducing them to purchase shares in CIL and subsequently participating in a debt restructuring of CEVA Group in which shareholders of CIL did not receive a recovery. On February 9, 2018, the Bankruptcy Court for the Southern District of New York held that the claims asserted in the complaint were assets of CIL, which is a chapter 7 debtor, and that the complaint was null and void as a violation of the automatic stay. McEvoy subsequently revised his complaint to attempt to assert claims that do not belong to CIL. The amended complaint no longer names any individual defendants, but Apollo Management VI, L.P. and CEVA Group have been added as defendants. The amended complaint purports to seek damages of approximately €30 million and asserts, among other things, claims for violations of the Investment Advisers Act of 1940, breach of fiduciary duties, and breach of contract. On December 7, 2018, after receiving permission from the Bankruptcy Court, McEvoy filed his amended complaint in the District Court in Florida. Apollo is currently seeking dismissal of this action and believes that there is no merit to the claims. Additionally, as the case is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.

On December 21, 2017, Harbinger Capital Partners II, LP, Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Harbinger Capital Partners Special Situations GP, LLC, Harbinger Capital Partners Offshore Manager, L.L.C., Global Opportunities Breakaway Ltd. (in voluntary liquidation), and Credit Distressed Blue Line Master Fund, Ltd. (collectively, “Harbinger”) commenced an action in New York Supreme Court captioned Harbinger Capital Partners II LP et al. v. Apollo Global Management LLC, et al. (No. 657515/2017). The complaint names as defendants (i) AGM, (ii) the funds managed by Apollo that invested in SkyTerra Communications, Inc. (“SkyTerra”) equity before selling their interests to Harbinger under an April 2008 agreement that closed in 2010, and (iii) six former SkyTerra directors, five of whom are current or former Apollo employees.  The complaint alleges that during the period of Harbinger’s various equity and debt investments in SkyTerra, from 2004 to 2010, Defendants concealed from Harbinger material defects in SkyTerra technology that was to be used to create a new mobile wi-fi network.  The complaint alleges that Harbinger would not have made investments in SkyTerra totaling approximately $1.9 billion had it known of the defects, and that the public disclosure of these defects ultimately led to SkyTerra filing for bankruptcy in 2012 (after it had been renamed LightSquared). The complaint asserts claims against (i) all defendants for fraud, civil conspiracy, and negligent misrepresentation, (ii) AGM and the Apollo-managed funds only for breach of fiduciary duty, breach of contract, and unjust enrichment, and (iii) the SkyTerra director defendants only for aiding and abetting breach of

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

fiduciary duty.  The complaint seeks $1.9 billion in damages, as well as punitive damages, interest, costs, and fees. On February 14, 2018, the parties filed a stipulation in the state court to stay the state court action until December 31, 2018.  The Court entered the stay on February 21, 2018.  On February 14, 2018, Defendants moved the United States Bankruptcy Court for the Southern District of New York to reopen the LightSquared bankruptcy proceeding for the limited purpose of enforcing Harbinger’s assignment and release in that bankruptcy of the claims that it asserts in the New York state court action. On February 23, 2018, Apollo filed a Notice of Adjournment on behalf of all parties that adjourned without date the hearing on the motion to reopen, to be rescheduled to a new date and time following the expiration of the state-court stay. On January 4, 2019, the state court entered a stipulation submitted by the parties extending the stay until April 3, 2019.  On January 11, 2019, Apollo filed a Notice of Adjournment in the Bankruptcy Court on behalf of all parties that adjourned the hearing on the motion to reopen to May 29, 2019.   Apollo believes these claims are without merit.  Because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.

On February 9, 2018, plaintiffs Joseph M. Dropp, Mary E. Dropp, Robert Levine, Susan Levine, and Kaarina Pakka filed a complaint in the United States District Court for the District of Nevada (the “Nevada Court”) against Apollo Management VIII, L.P. (“Management VIII”), AGM and Diamond Resorts International, Inc. (“Diamond”) and several of its affiliates and executives. Plaintiffs, who allege that they bought vacation interest points from Diamond, allege that the points are securities and that defendants violated federal securities laws by selling the points without registering them as securities. Plaintiffs also assert a “control person” claim against Management VIII and AGM. Plaintiffs assert their claims on their own behalf and on behalf of a purported class of Diamond customers who bought vacation interest points over a certain period of time. They seek injunctive relief prohibiting defendants from continuing to market and sell unregistered securities, the right to rescind their purchases, and unspecified compensatory damages. On April 11, 2018, Defendants filed motions to sever Ms. Pakka's claims from the claims of the other plaintiffs and to transfer those claims to the United States District Court for the District of Hawaii. On January 25, 2019, the Nevada Court entered an order granting defendants’ motion to compel the Dropps and Levines to arbitrate their claims individually and dismissing their claims without prejudice to pursue them in arbitration.  The Nevada Court also severed Ms. Pakka’s claims and transferred the complaint as to Ms. Pakka only to the United States District Court for the District of Hawaii (the “Hawaii Court”).  On January 28, 2019, the Hawaii Court entered an order directing Ms. Pakka to file an amended complaint to reflect only the claims that were transferred to that Court, after she obtains Hawaii counsel.  Ms. Pakka has not yet filed an amended complaint. Apollo believes the claims in this action are without merit.  Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

Five shareholders filed substantially similar putative class action lawsuits in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida in March, April, and May 2018, alleging violations of the Securities Act in connection with the January 19, 2018 IPO of ADT Inc. common stock. The actions were consolidated on July 10, 2018, and the case was re-captioned In re ADT Inc. Shareholder Litigation. On August 24, 2018, the state-court plaintiffs filed a consolidated complaint naming as defendants ADT Inc., several ADT officers and directors, the IPO underwriters (including Apollo Global Securities, LLC), AGM and certain other Apollo affiliates. Plaintiffs generally allege that the registration statement and prospectus for the IPO contained false and misleading statements and failed to disclose material information about certain litigation in which ADT was involved, ADT’s efforts to protect its intellectual property, and competitive pressures ADT faced. Defendants filed motions to dismiss the consolidated complaint on October 23, 2018, and those motions are fully briefed. On May 21, 2018, a similar shareholder class action lawsuit was filed in the United States District Court for the Southern District of Florida, naming as defendants ADT, several officers and directors, and AGM. The federal action, captioned Perdomo v. ADT Inc., generally alleges that the registration statement was materially misleading because it failed to disclose ongoing deterioration in ADT’s financial results, along with certain customer and business metrics. On July 20, 2018, several alleged ADT shareholders filed competing motions to be named lead plaintiff in the federal action. On November 20, 2018, the court appointed a lead plaintiff, and on January 15, 2019, the lead plaintiff filed an amended complaint. The amended complaint names the same Apollo-affiliated defendants as the state-court action, along with three new Apollo entities.  The defendants’ deadline to respond to the complaint is March 29, 2019.  In September and October 2018, four shareholder derivative actions were also filed in the United States District Court for the Southern District of Florida. On November 19, 2018, the court consolidated the derivative actions, and on November 26, 2018, plaintiffs filed a notice of voluntary dismissal without prejudice. Based on the allegations in the complaints, Apollo believes that there is no merit to any of the claims against AGM or the other Apollo defendants. Thus, no reasonable estimate of possible loss, if any, can be made at this time.

On May 3, 2018, Caldera Holdings Ltd, Caldera Life Reinsurance Company, and Caldera Shareholder, L.P. (collectively, “Caldera”) filed a summons with notice in the Supreme Court of the State of New York, New York County, naming as defendants AGM, Apollo Management, L.P., Apollo Advisors VIII, L.P., Apollo Capital Management VIII, LLC, Athene Asset

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Management, L.P., Athene Holding, Ltd., and Leon Black (collectively, “Defendants” and all but Athene Holding, Ltd., the “Apollo Defendants”). On July 12, 2018, Caldera filed a complaint, Index No. 652175/2018 (the “Complaint”), alleging three causes of action: (1) tortious interference with prospective business relations/prospective economic advantage; (2) defamation/trade disparagement/injurious falsehood; and (3) unfair competition. The Complaint seeks damages of no less than $1.5 billion, as well as exemplary and punitive damages, attorneys’ fees, interest, and an injunction. Defendants moved to dismiss the Complaint on September 21, 2018 and Caldera filed an amended complaint on January 21, 2019. The Apollo Defendants believe that the claims contained in the Complaint lack merit and intend to defend the case vigorously. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
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
As of December 31, 2018, the approximate aggregate minimum future payments required for operating leases were as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
Aggregate minimum future payments	$39,970	$25,923	$33,022	$36,243	$35,231	$400,889	$571,278
The Company received $19.0 million in proceeds in connection with the early termination of a lease during the year ended December 31, 2017 which was recorded in other income, net on the consolidated statements of operations.
Expenses related to non-cancellable contractual obligations for premises, equipment, auto and other assets were $40.4 million, $38.2 million and $40.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in general, administrative and other on the consolidated statements of operations.
Other long-term obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of December 31, 2018, fixed and determinable payments due in connection with these obligations were as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
Other long-term obligations	$21,677	$1,761	$1,511	$927	$688	$688	$27,252
Contingent Obligations—Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through December 31, 2018 and that would be reversed approximates $2.4 billion. Management views the possibility of all of the investments becoming worthless as remote. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of December 31, 2018, there were no underwriting commitments outstanding related to such offerings.
As of December 31, 2018, one of the Company’s subsidiaries had unfunded contingent commitments of $32.0 million, to facilitate fundings at closing by lead arrangers for syndicated term loans issued by portfolio companies of funds managed by Apollo. The commitments expire by March 31, 2019. As of March 1, 2019, the unfunded commitments were approximately $5.3 million.
Contingent Consideration—In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future performance revenues earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future performance revenue payments, and is recorded in profit sharing payable in the consolidated statements of financial condition. The fair value of the remaining contingent obligation was $74.5 million and $92.6 million as of December 31, 2018 and December 31, 2017, respectively.
The contingent consideration obligations will be remeasured to fair value at each reporting period until the obligations are satisfied and are characterized as Level III liabilities. The changes in the fair value of the contingent consideration obligations is reflected in profit sharing expense in the consolidated statements of operations. See note 7 for further information regarding fair value measurements.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present financial data for Apollo’s reportable segments.

	As of and for the Year Ended December 31, 2018
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Revenues:
Management fees	$763,958	$440,719	$78,011	$1,282,688
Advisory and transaction fees, net	9,530	89,385	12,652	111,567
Performance fees(1):
Unrealized(2)	(6,911)	(941,690)	(4,168)	(952,769)
Realized	130,479	441,363	6,617	578,459
Total performance fees	123,568	(500,327)	2,449	(374,310)
Principal investment income (loss)	44,976	(39,382)	2,020	7,614
Total Revenues(3)	942,032	(9,605)	95,132	1,027,559
Expenses:
Compensation and benefits:
Salary, bonus and benefits	232,751	138,855	43,356	414,962
Equity-based compensation	37,132	29,021	3,617	69,770
Profit sharing expense:
Unrealized	(523)	(319,939)	(973)	(321,435)
Realized	70,620	197,873	3,759	272,252
Equity-based(4)	11,100	76,906	1,504	89,510
Total profit sharing expense	81,197	(45,160)	4,290	40,327
Total compensation and benefits	351,080	122,716	51,263	525,059
Non-compensation expenses:
General, administrative and other	145,691	67,423	26,177	239,291
Placement fees	1,530	585	7	2,122
Total non-compensation expenses	147,221	68,008	26,184	241,413
Total Expenses(3)	498,301	190,724	77,447	766,472
Other Loss:
Net gains (losses) from investment activities	(135,285)	(51,185)	44	(186,426)
Net interest loss	(18,778)	(14,694)	(4,101)	(37,573)
Other income (loss), net	2,071	(2,053)	490	508
Total Other Loss(3)	(151,992)	(67,932)	(3,567)	(223,491)
Non-Controlling Interests	(5,008)	—	—	(5,008)
Economic Income (Loss)(3)	$286,731	$(268,261)	$14,118	$32,588
Total Assets(3)	$2,569,872	$1,982,553	$239,221	$4,791,646

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(1)	Performance fees includes performance allocations and incentive fees.

(2)
Included in unrealized performance fees for the year ended December 31, 2018 was a reversal of previously realized performance fees due to the general partner obligation to return previously distributed performance fees.

(3)
Refer below for a reconciliation of total revenues, total expenses, other loss and total assets for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses, total consolidated other income (loss) and total assets.

(4)	Relates to amortization of equity-based awards granted under certain profit sharing arrangements.

	As of and for the Year Ended December 31, 2017
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Revenues:
Management fees	$702,191	$306,734	$73,390	$1,082,315
Advisory and transaction fees, net	30,733	84,063	2,828	117,624
Performance fees(1):
Unrealized(2)	51,225	642,126	(4,786)	688,565
Realized	196,973	433,983	18,069	649,025
Total performance fees	248,198	1,076,109	13,283	1,337,590
Principal investment income	27,718	132,376	2,857	162,951
Total Revenues(3)	1,008,840	1,599,282	92,358	2,700,480
Expenses:
Compensation and benefits:
Salary, bonus and benefits	231,592	123,095	39,468	394,155
Equity-based compensation	37,453	27,516	2,905	67,874
Profit sharing expense:
Unrealized	18,268	211,976	(3,925)	226,319
Realized	77,801	191,569	9,468	278,838
Equity-based(4)	1,876	2,184	—	4,060
Total profit sharing expense	97,945	405,729	5,543	509,217
Total compensation and benefits	366,990	556,340	47,916	971,246
Non-compensation expenses:
General, administrative and other	139,374	68,504	20,701	228,579
Placement fees	10,130	3,783	—	13,913
Total non-compensation expenses	149,504	72,287	20,701	242,492
Total Expenses(3)	516,494	628,627	68,617	1,213,738
Other Income (Loss):
Net gains (losses) from investment activities	85,135	9,652	(13)	94,774
Net interest loss	(23,709)	(16,597)	(4,678)	(44,984)
Other income, net	17,037	26,299	2,460	45,796
Total Other Income (Loss)(3)	78,463	19,354	(2,231)	95,586
Non-Controlling Interests	(4,379)	—	—	(4,379)
Economic Income(3)	$566,430	$990,009	$21,510	$1,577,949
Total Assets(3)	$2,640,014	$2,880,922	$220,007	$5,740,943

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(1)	Performance fees includes performance allocations and incentive fees.

(2)
Included in unrealized performance fees for the year ended December 31, 2017 was a reversal of previously realized performance fees due to the general partner obligation to return previously distributed performance fees.

(3)
Refer below for a reconciliation of total revenues, total expenses and other income (loss) for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income (loss) and total assets.

(4)	Relates to amortization of equity-based awards granted under certain profit sharing arrangements.

	For the Year Ended December 31, 2016
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Revenues:
Management fees	$596,709	$321,995	$58,945	$977,649
Advisory and transaction fees, net	12,533	128,675	5,907	147,115
Performance fees(1):
Unrealized(2)	137,274	368,807	4,918	510,999
Realized	180,029	82,292	12,566	274,887
Total performance fees	317,303	451,099	17,484	785,886
Principal investment income	33,290	66,281	3,010	102,581
Total Revenues(3)	959,835	968,050	85,346	2,013,231
Expenses:
Compensation and benefits:
Salary, bonus and benefits	209,256	124,463	33,171	366,890
Equity-based compensation	34,185	27,549	2,734	64,468
Profit sharing expense:
Unrealized	63,012	114,643	2,202	179,857
Realized	84,715	43,893	8,185	136,793
Total profit sharing expense	147,727	158,536	10,387	316,650
Total compensation and benefits	391,168	310,548	46,292	748,008
Non-compensation expenses:
General, administrative and other	125,639	71,323	21,528	218,490
Placement fees	22,047	2,297	89	24,433
Total non-compensation expenses	147,686	73,620	21,617	242,923
Total Expenses(2)	538,854	384,168	67,909	990,931
Other Income (Loss):
Net gains from investment activities	127,229	11,379	—	138,608
Net interest loss	(20,669)	(14,187)	(4,163)	(39,019)
Other income, net	(4,500)	1,650	692	(2,158)
Total Other Income (Loss)(2)	102,060	(1,158)	(3,471)	97,431
Non-Controlling Interests	(7,464)	—	—	(7,464)
Economic Income(2)	$515,577	$582,724	$13,966	$1,112,267

(1)	Performance fees includes performance allocations and incentive fees.

(2)
Included in unrealized performance fees from related parties for the year ended December 31, 2016 was a reversal of previously realized performance fees due to the general partner obligation to return previously distributed performance fees. See note 14 for further details regarding the general partner obligation.

(3)
Refer below for a reconciliation of total revenues, total expenses and other income (loss) for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income (loss).

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments:

	For the Years Ended December 31,
	2018	2017	2016
Total Consolidated Revenues	$1,093,065	$2,771,803	$2,073,562
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(81,892)	(75,940)	(73,913)
Adjustments related to consolidated funds and VIEs(1)	16,386	4,617	13,582
Total Reportable Segments Revenues	$1,027,559	$2,700,480	$2,013,231

(1)
Represents advisory fees, management fees and performance fees earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments:

	For the Years Ended December 31,
	2018	2017	2016
Total Consolidated Expenses	$902,939	$1,360,049	$1,165,918
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(82,724)	(75,940)	(75,653)
Transaction-related compensation charges, net(1)	9,558	(12,169)	(46,293)
Reclassification of interest expenses	(59,374)	(52,873)	(43,482)
Amortization of transaction-related intangibles(1)	(3,927)	(5,329)	(9,559)
Total Reportable Segments Expenses	$766,472	$1,213,738	$990,931

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

The following table reconciles total consolidated other income (loss) to total other income (loss) for Apollo’s reportable segments:

	For the Years Ended December 31,
	2018	2017	2016
Total Consolidated Other Income (Loss)	$(84,854)	$357,830	$153,370
Reclassification of interest expense	(59,374)	(52,873)	(43,482)
Adjustments related to consolidated funds and VIEs(1)	(43,858)	(9,131)	(12,457)
Gain from remeasurement of tax receivable agreement liability	(35,405)	(200,240)	—
Total Reportable Segments Other Income (Loss)	$(223,491)	$95,586	$97,431

(1)	Represents the addition of other income of consolidated funds and VIEs.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the reconciliation of income before income tax provision reported in the consolidated statements of operations to Economic Income:

	For the Years Ended December 31,
	2018	2017	2016
Income before income tax provision	$105,272	$1,769,584	$1,061,014
Adjustments:
Transaction-related charges(1)	(5,631)	17,496	57,042
Gain from remeasurement of tax receivable agreement liability	(35,405)	(200,240)	—
Net income attributable to Non-Controlling Interests in consolidated entities and appropriated partners’ capital	(31,648)	(8,891)	(5,789)
Total consolidation adjustments and other	(72,684)	(191,635)	51,253
Economic Income	$32,588	$1,577,949	$1,112,267

(1)	Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions.
The following table presents the reconciliation of Apollo’s total reportable segment assets to total assets:

	As of December 31, 2018	As of December 31, 2017
Total reportable segment assets	$4,791,646	$5,740,943
Adjustments(1)	1,200,008	1,250,127
Total assets	$5,991,654	$6,991,070

(1)	Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.
17. SUBSEQUENT EVENTS
On January 31, 2019, the Company declared a cash distribution of $0.56 per Class A share, which will be paid on February 28, 2019 to holders of record on February 21, 2019.
On January 31, 2019, the Company declared a cash distribution of $0.398438 per Series A Preferred share and Series B Preferred share which will be paid on March 15, 2019 to holders of record on March 1, 2019.
On January 30, 2019, the Company and AAA agreed to extend the maturity date of the AAA Investments Credit Agreement to December 31, 2020. See note 14 for information regarding the terms of the agreement.
In January 2019, Apollo increased its authorized share repurchase amount by $250 million bringing the total authorized repurchase amount to $500 million, which may be used to repurchase outstanding Class A shares as well as to reduce Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the Company’s 2007 Omnibus Equity Incentive Plan (and any successor equity plan thereto). Class A shares may be repurchased from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. Apollo is not obligated under the terms of the program to repurchase any of its Class A shares. The repurchase program has no expiration date and may be suspended or terminated by the Company at any time without prior notice. Class A shares repurchased as part of this program will be canceled by the Company.
On February 7, 2019, AMH (the “Issuer”) issued $550 million in aggregate principal amount of its 4.872% Senior Notes due 2029 (the “2029 Senior Notes”), at an issue price of 99.999% of par. The notes are fully and unconditionally guaranteed by Apollo’s indirect subsidiaries, Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., Apollo Principal Holdings XI, LLC, Apollo Principal Holdings XII, L.P. and AMH Holdings (Cayman), L.P.  Interest on the 2029 Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 2029 Senior Notes will mature

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

on February 15, 2029 unless earlier redeemed or repurchased. Net proceeds from the sale of the Notes will be used for general corporate purposes, including, at the Issuer’s option, to be held in a custody account managed by Bank of America, National Association Holdings, L.P. as custodian and invested in U.S. Treasury securities and money market funds (collectively, all such investments, the “Eligible Assets”). At the Issuer’s discretion, from time to time, the Issuer may (i) remove all or any portion of the Eligible Assets from the custody account or (ii) add Eligible Assets to the custody account.
18. QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$166,903	$523,316	$517,731	$(114,885)
Expenses	214,875	301,394	312,727	73,943
Other Income (Loss)	(52,796)	(59,188)	176,780	(149,650)
Income (Loss) Before Provision for Taxes	$(100,768)	$162,734	$381,784	$(338,478)
Net Income (Loss)	$(109,348)	$143,810	$362,692	$(377,903)
Net Income (Loss) Attributable to Apollo Global Management, LLC Class A Shareholders	$(62,645)	$54,658	$162,357	$(196,408)
Net Income (Loss) per Class A Share - Basic	$(0.34)	$0.25	$0.77	$(1.00)
Net Income (Loss) per Class A Share - Diluted	$(0.34)	$0.25	$0.77	$(1.00)

	For the Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$682,104	$449,708	$711,720	$928,271
Expenses	345,988	264,526	357,483	392,052
Other Income	58,075	6,983	96,668	196,104
Income Before Provision for Taxes	$394,191	$192,165	$450,905	$732,323
Net Income	$355,030	$192,942	$434,363	$461,304
Net Income Attributable to Apollo Global Management, LLC Class A Shareholders	$145,196	$86,908	$198,569	$184,893
Net Income per Class A Share - Basic	$0.75	$0.44	$1.00	$0.92
Net Income per Class A Share - Diluted	$0.75	$0.44	$1.00	$0.92

ITEM 8A.     UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS
OF FINANCIAL CONDITION
APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of December 31, 2018
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$609,743	$4	$—	$609,747
Restricted cash	3,457	—	—	3,457
U.S. Treasury securities, at fair value	392,932	—	—	392,932
Investments	2,811,445	558	(89,391)	2,722,612
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	49,671	—	49,671
Investments, at fair value	—	1,175,985	(308)	1,175,677
Other assets	—	65,543	—	65,543
Incentive fees receivable	6,792	—	—	6,792
Due from related parties	379,525	—	(1,417)	378,108
Deferred tax assets, net	306,094	—	—	306,094
Other assets	173,907	—	(637)	173,270
Goodwill	88,852	—	—	88,852
Intangible assets, net	18,899	—	—	18,899
Total Assets	$4,791,646	$1,291,761	$(91,753)	$5,991,654
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$70,878	$—	$—	$70,878
Accrued compensation and benefits	73,583	—	—	73,583
Deferred revenue	111,097	—	—	111,097
Due to related parties	425,435	—	—	425,435
Profit sharing payable	452,141	—	—	452,141
Debt	1,360,448	—	—	1,360,448
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	899,651	(44,190)	855,461
Other liabilities	—	79,244	(267)	78,977
Due to related parties	—	1,787	(1,787)	—
Other liabilities	111,794	—	—	111,794
Total Liabilities	2,605,376	980,682	(46,244)	3,539,814

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Series A Preferred shares	264,398	—	—	264,398
Series B Preferred shares	289,815	—	—	289,815
Additional paid in capital	1,299,418	—	—	1,299,418
Accumulated deficit	(473,275)	17,673	(17,674)	(473,276)
Accumulated other comprehensive loss	(3,925)	(2,479)	2,245	(4,159)
Total Apollo Global Management, LLC shareholders’ equity	1,376,431	15,194	(15,429)	1,376,196
Non-Controlling Interests in consolidated entities	5,717	295,885	(30,080)	271,522
Non-Controlling Interests in Apollo Operating Group	804,122	—	—	804,122
Total Shareholders’ Equity	2,186,270	311,079	(45,509)	2,451,840
Total Liabilities and Shareholders’ Equity	$4,791,646	$1,291,761	$(91,753)	$5,991,654

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
Management conducted an assessment of the effectiveness of Apollo’s internal control over financial reporting as of December 31, 2018 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Apollo’s internal control over financial reporting as of December 31, 2018 was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited Apollo’s financial statements included in this annual report on Form 10-K and issued its report on the effectiveness of Apollo’s internal control over financial reporting as of December 31, 2018, which is included herein.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following table presents certain information concerning our board of directors and executive officers:

Name	Age	Position(s)
Leon Black	67	Chairman, Chief Executive Officer and Director
Joshua Harris	54	Senior Managing Director and Director
Marc Rowan	56	Senior Managing Director and Director
Anthony Civale	44	Co-Chief Operating Officer
Martin Kelly	51	Chief Financial Officer and Co-Chief Operating Officer
Scott Kleinman	46	Co-President
John Suydam	59	Chief Legal Officer
James Zelter	56	Co-President
Michael Ducey	70	Director
Robert Kraft	77	Director
A.B. Krongard	82	Director
Pauline Richards	70	Director
Leon Black. Mr. Black is the Chairman of the board of directors and Chief Executive Officer of Apollo and a Managing Partner of Apollo Management, L.P. In 1990, Mr. Black founded Apollo Management, L.P. and Lion Advisors, L.P. to manage investment capital on behalf of a group of institutional investors, focusing on corporate restructuring, leveraged buyouts and taking minority positions in growth-oriented companies. From 1977 to 1990, Mr. Black worked at Drexel Burnham Lambert Incorporated, where he served as a Managing Director, head of the Mergers & Acquisitions Group, and co-head of the Corporate Finance Department. Mr. Black previously served on the boards of directors of the general partner of AAA and of Sirius XM Radio Inc. Mr. Black is a Co-Chairman of The Museum of Modern Art and a trustee of The Mount Sinai Medical Center and The Asia Society. He is also a member of The Council on Foreign Relations and The Partnership for New York City. He is also a member of the board of directors of FasterCures. Mr. Black graduated summa cum laude from Dartmouth College in 1973 with a major in Philosophy and History and received an MBA from Harvard Business School in 1975. Mr. Black has significant experience making and managing private equity investments on behalf of Apollo and has over 39 years’ experience financing, analyzing and investing in public and private companies. In his prior positions with Drexel and in his positions at Apollo, Mr. Black is responsible for leading and overseeing teams of professionals. His extensive experience allows Mr. Black to provide insight into various aspects of Apollo’s business and is of significant value to the board of directors.
Joshua Harris. Mr. Harris is a Senior Managing Director and a member of the board of directors of Apollo and a Managing Partner of Apollo Management, L.P., which he co-founded in 1990. Prior to 1990, Mr. Harris was a member of the Mergers and Acquisitions group of Drexel Burnham Lambert Incorporated. Mr. Harris is a member of the Federal Reserve Bank of New York’s Investor Advisory Committee on Financial Markets and the Council of Foreign Relations. He is a Managing Partner of the Philadelphia 76ers, Managing Member of the New Jersey Devils, a General Partner of the Crystal Palace Football Club and a member of the Board of Governors of the National Basketball Association. Mr. Harris also serves on the Board of Trustees of Mount Sinai Medical Center, Harvard Business School and the Wharton School at the University of Pennsylvania. Mr. Harris has previously served on the board of directors of Berry Plastics Group Inc., EP Energy Corporation, EPE Acquisition, LLC, CEVA Logistics, Constellium N.V., and LyondellBasell Industries B.V. Mr. Harris graduated summa cum laude and Beta Gamma Sigma from the University of Pennsylvania’s Wharton School of Business with a B.S. in Economics and received his M.B.A. from the Harvard Business School, where he graduated as a Baker and Loeb Scholar. Mr. Harris has significant experience in making and managing private equity investments on behalf of Apollo and has over 29 years’ experience in financing, analyzing and investing in public and private companies. Mr. Harris’s extensive knowledge of Apollo’s business and experience in a variety of senior leadership roles enhance the breadth of experience of the board of directors.
Marc Rowan. Mr. Rowan is a Senior Managing Director and member of the board of directors of Apollo and a Managing Partner of Apollo Management, L.P., which he co-founded in 1990. Prior to 1990, Mr. Rowan was a member of the Mergers & Acquisitions Group of Drexel Burnham Lambert Incorporated, with responsibilities in high yield financing, transaction idea generation and merger structure negotiation. Mr. Rowan currently serves on the boards of directors of, inter alia, Athene Holding Ltd, Athora Holding Ltd. and VA Capital. He has previously served on the boards of directors of, inter alia, the general partner of AAA, AMC Entertainment, Inc., Cablecom GmbH, Caesars Acquisition Co., Caesars Entertainment Corporation, Caesars Entertainment Operating Co., Culligan Water Technologies, Inc., Countrywide Holdings Limited, Furniture Brands International Inc., Mobile Satellite Ventures, LLC, National Cinemedia, Inc., National Financial Partners, Inc., New World Communications, Inc., the New York City Police Foundation, Norwegian Cruise Lines, Quality Distribution, Inc., Samsonite Corporation, SkyTerra Communications Inc., Unity Media SCA, Vail Resorts, Inc. and Wyndham International, Inc. Mr. Rowan is also active in charitable activities. He is a founding member and Chairman of the Youth Renewal Fund, is Chair of the Board of Overseers of the University of Pennsylvania’s Wharton School of Business and is a member of the Board of Trustees of the University of Pennsylvania. Mr. Rowan also serves on the boards of directors of Jerusalem U, Tapd, Inc. and Penthera Partners, Inc. Mr. Rowan graduated summa cum laude from the University of Pennsylvania’s Wharton School of Business with a B.S. and an M.B.A. in Finance. Mr. Rowan has significant experience making and managing private equity investments on behalf of Apollo and has over 30 years’ experience financing, analyzing and investing in public and private companies. Mr. Rowan’s extensive financial background and expertise in private equity investments enhance the breadth of experience of the board of directors.
Anthony Civale. Mr. Civale joined Apollo in 1999 and serves as Co-Chief Operating Officer of Apollo. Prior to his recent appointment, Mr. Civale served as Lead Partner and Chief Operating Officer of Apollo’s credit business since 2011. Prior to 2011, Mr. Civale was a Senior Partner in Apollo's private equity business and served on the Board of Directors of Berry Plastics Group, Goodman Global, Harrah's Entertainment, HFA Holdings Limited, and Prestige Cruises. Mr. Civale has also been involved in charitable endeavors including his service on the Board of Trustees of Middlebury College and the Board of Directors of both Youth, I.N.C. and Focus For a Future. Before joining Apollo, Mr. Civale was employed by Deutsche Bank Securities, Inc. and Bankers Trust Company within the Corporate Finance division responsible for sourcing, structuring and executing financing and merger and acquisition advice for the firm's private equity clients. Mr. Civale graduated from Middlebury College with a B.A. in Political Science.
Martin Kelly. Mr. Kelly joined Apollo in 2012 as Chief Financial Officer and now also serves as Co-Chief Operating Officer of Apollo.  From 2008 to 2012, Mr. Kelly was with Barclays Capital and, from 2000 to 2008, Mr. Kelly was with Lehman Brothers Holdings Inc. Prior to departing Barclays Capital, Mr. Kelly served as Managing Director, CFO of the Americas, and Global Head of Financial Control for their Corporate and Investment Bank. Prior to joining Lehman Brothers in 2000, Mr. Kelly spent 13 years with PricewaterhouseCoopers LLP, including serving in the Financial Services Group in New York from 1994 to 2000. Mr. Kelly was appointed a Partner of the firm in 1999. Mr. Kelly received a degree in Commerce, majoring in Finance and Accounting, from the University of New South Wales in 1989.
Scott Kleinman. Mr. Kleinman joined Apollo in 1996 and serves as Co-President of Apollo and Lead Partner for Apollo’s private equity business. Mr. Kleinman has served as Lead Partner for Apollo’s private equity business since 2009 and became Co-President in January 2018. Prior to 1996, Mr. Kleinman was a member of the Investment Banking division at Smith Barney Inc. from 1994 to 1996. Mr. Kleinman serves on the board of directors of Constellis Holdings and Momentive Performance Materials Holdings, Inc. In 2014, he founded the Kleinman Center for Energy Policy at the University of Pennsylvania. He is a member of the Board of Overseers at the University of Pennsylvania School of Design. Mr. Kleinman received a B.A. and B.S. from the University of Pennsylvania and the Wharton School of Business, respectively, graduating magna cum laude, Phi Beta Kappa.
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
James Zelter. Mr. Zelter joined Apollo in 2006 and serves as Co-President of Apollo and Chief Investment Officer of Apollo’s credit business. Mr. Zelter has served as Chief Investment Officer of Apollo’s credit business since 2006 and became Co-President in January 2018. Since 2006, Mr. Zelter has also served in several senior roles at Apollo Investment Corporation, a publicly traded vehicle managed by Apollo, and remains a director on its board of directors. Prior to joining Apollo, Mr. Zelter was with Citigroup Inc. and its predecessor companies from 1994 to 2006. From 2003 to 2005, Mr. Zelter was Chief Investment Officer of Citigroup Alternative Investments, and prior to that he was responsible for Citigroup’s Global High Yield franchise. Prior to joining Citigroup in 1994, Mr. Zelter was a High Yield Trader at Goldman, Sachs & Co. Mr. Zelter has significant experience in global credit markets and has overseen the broad expansion of Apollo’s credit platform. He is a board member of DUMAC, the investment management company that oversees both Duke University’s endowment and the Duke Endowment. Mr. Zelter has a B.A. in Economics from Duke University.

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
Robert Kraft. Mr. Kraft has served as an independent director of Apollo since 2014. Mr. Kraft is Chairman and Chief Executive Officer of The Kraft Group, which includes the New England Patriots, New England Revolution, Gillette Stadium, Rand-Whitney Group and International Forest Products Corporation. Mr. Kraft serves on a number of NFL Committees, including the Executive Committee, Finance Committee and Broadcast Committee (Chairman). He also serves as Chairman for both the New England Patriots Charitable Foundation and the Kraft Family Foundation, Inc., and is a Trustee of the Dana-Farber Cancer Institute. He is a member of the executive committee of the Massachusetts Competitive Partnership. From 2006 to 2015, Mr. Kraft served as a member of the board of directors of Viacom Inc. Mr. Kraft’s corporate strategic and operational experience combined with his strong relationships in the business community make him a valuable board member of the board of directors.
A.B. Krongard. Mr. Krongard has served as an independent director of Apollo and as a member of the audit committee of our board of directors since 2011. Mr. Krongard also became a member of the conflicts committee of our board of directors in January 2019. From 2001 to 2004, Mr. Krongard served as Executive Director of the Central Intelligence Agency. From 1998 to 2001, Mr. Krongard served as Counselor to the Director of Central Intelligence. Prior to 1998, Mr. Krongard served in various capacities at Alex Brown, Incorporated, including serving as Chief Executive Officer beginning in 1991 and assuming additional duties as Chairman of the board of directors in 1994. Upon the merger of Alex Brown, Incorporated with Bankers Trust Corporation in 1997, Mr. Krongard served as Vice-Chairman of the Board of Bankers Trust Corporation and served in such capacity until assuming his position at the Central Intelligence Agency. Mr. Krongard serves as the Lead Director and chairman of the audit committee of Under Armour, Inc., and also serves as chairman of the nominating and corporate governance committee and a member of the compensation committee of Iridium Communications Inc. Mr. Krongard also serves on the board of trustees of In-Q-Tel, Inc. Mr. Krongard graduated with honors from Princeton University and received a J.D. from the University of Maryland School of Law, where he also graduated with honors. Mr. Krongard’s comprehensive corporate background contributes to the range of experience of the board of directors.
Pauline Richards. Ms. Richards has served as an independent director of Apollo and as Chairman of the audit committee of our board of directors since 2011. Ms. Richards currently serves as Chief Operating Officer of Armour Group Holdings Limited, a position she has held since 2008. Ms. Richards also serves as a member of the Audit and Governance Committees of the board of directors of Wyndham Hotels and Resorts. Prior to mid-2018, Ms. Richards served on the board of Wyndham Worldwide, a position she held since 2006; is a director of Hamilton Insurance Group, serving on the audit and investment committees, a position she has held since 2013; and is the Treasurer of the board of directors of PRIDE Bermuda, a drug prevention organization of which she has been a member for over 20 years. Prior to 2008, Ms. Richards served as Director of Development of Saltus Grammar School from 2003 to 2008, as Chief Financial Officer of Lombard Odier Darier Hentsch (Bermuda) Limited from 2001 to 2003, and as Treasurer of Gulf Stream Financial Limited from 1999 to 2000. Ms. Richards also served as a member of the Audit Committee and chair of the Corporate Governance Committee of the board of directors of Butterfield Bank from 2006 to 2013. Ms. Richards graduated from Queen’s University, Ontario, Canada, with a BA in psychology and has obtained certification as a CPA, CMA. Ms. Richards’ extensive finance experience and her service on the boards of other public companies add significant value to the board of directors.
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
The current members of our audit committee are Messrs. Ducey and Krongard and Ms. Richards. Ms. Richards currently serves as Chairperson of the committee. Each of the members of our audit committee meets the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the Exchange Act and NYSE rules applicable to audit committees and corporate governance. Furthermore, our manager has determined that Ms. Richards is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Our audit committee has a charter which is available on our website at www.apollo.com under the “Shareholders/Corporate Governance” section.
Conflicts Committee
The current members of our conflicts committee are Messrs. Ducey and Krongard. Mr. Ducey currently serves as Chairman of the committee. Mr. Krongard became a member of the conflicts committee in January 2019. The purpose of the conflicts committee is to review specific matters that our manager believes may involve conflicts of interest. The conflicts committee will determine whether the resolution of any conflict of interest submitted to it is fair and reasonable to us. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us and not a breach by us of any duties that we may owe to our shareholders. In addition, the conflicts committee may review and approve any related person transactions, other than those that are approved pursuant to our related person policy, as described under “Item 13. Certain Relationships and Related Party Transactions—Statement of Policy Regarding Transactions with Related Persons,” and may establish guidelines or rules to cover specific categories of transactions.
Code of Business Conduct and Ethics
We have a Code of Business Conduct and Ethics, which applies to, among others, our principal executive officer, principal financial officer and principal accounting officer. A copy of our Code of Business Conduct and Ethics is available on our website at www.apollo.com under the “Shareholders/Corporate Governance” section. We intend to disclose any amendment to or waiver of the Code of Business Conduct and Ethics on behalf of an executive officer or director either on our website or in an 8-K filing.

Corporate Governance Guidelines
We have Corporate Governance Guidelines that address significant issues of corporate governance and set forth procedures by which our manager and board of directors carry out their respective responsibilities. The guidelines are available for viewing on our website at www.apollo.com under the “Shareholders/Corporate Governance” section. We will also provide the guidelines, free of charge, to shareholders who request them. Requests should be directed to our Secretary at Apollo Global Management, LLC, 9 West 57th Street, 43rd Floor, New York, New York 10019.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2018, such persons complied with all such filing requirements, with the exception of a Form 4 for Mr. Zelter reporting one transaction which was inadvertently filed late through no fault of the reporting person.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview of Compensation Philosophy
Alignment of Interests with Investors and Shareholders. Our principal compensation philosophy is to align the interests of our Managing Partners and other senior professionals with those of our Class A shareholders and fund investors. This alignment, which we believe is a key driver of our success, has been achieved principally by our Managing Partners’ and other investment professionals’ direct beneficial ownership of equity in our business in the form of AOG Units and Class A shares, their rights to receive a portion of the performance fees earned from our funds or to receive compensation based on the level of performance fees earned, the direct investment by our Managing Partners and other investment professionals in our funds, and our practice of paying annual compensation partly in the form of equity-based grants that are subject to vesting. As a result of this alignment, the compensation of our professionals is closely tied to the performance of our businesses.
Significant Personal Investment. Our investment professionals generally make significant personal investments in our funds (as more fully described under “Item 13. Certain Relationships and Related Party Transactions”), directly or indirectly, and our professionals who receive rights to performance fees (excluding rights in respect of non-drawdown-style funds and certain pooled performance fee vehicles) from our funds are generally required to invest their own capital in the funds on which they work in amounts that are proportionate to the size of their participation in performance fees. We believe that these investments help to ensure that our professionals have capital at risk and reinforce the linkage between the success of the funds we manage, the success of the Company and the compensation paid to our professionals. Our eligible professionals are generally permitted to invest in our funds free of management fees, and in certain instances, performance fees. These opportunities further align our employees with our fund investors and Class A shareholders, encourage our professionals to work across our integrated platform, and bolster links among our various businesses.
Long-Term Performance and Commitment. Most of our professionals have been issued RSUs, which provide rights to receive Class A shares and, in some instances, distribution equivalents on those shares. The vesting requirements and minimum retained ownership requirements for these awards contribute to our professionals’ focus on long-term performance while enhancing retention of these professionals. In 2018, we introduced grants of RSUs to certain professionals that vest based on both continued service and the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. We believe that the addition of these performance measures helps to promote the interests of our Class A shareholders and fund investors by making RSU vesting contingent on the realization and distribution of profits on our funds. RSUs are not awarded to our Managing Partners, whose beneficial ownership of equity interests in the Company is generally in the form of AOG Units, as discussed below under “—Note on Distributions on Apollo Operating Group Units.” By requiring our named executive officers to be subject to non-competition, confidentiality and other limitations on behavior described below under “—Potential Payments upon Termination or Change in Control,” we further reinforce our culture of fiduciary protection of our fund investors and shareholders.
Discouragement of Excessive Risk-Taking. Although investments in alternative assets can pose risks, we believe that our compensation program includes significant elements that discourage excessive risk-taking while aligning the compensation of our professionals with our long-term performance. For example, notwithstanding that we accrue compensation for our performance fee programs (described below) as increases in the value of the portfolio investments are recorded in the related funds, we generally make payments in respect of performance fee allocations to our employees only after profitable investments have actually been realized. Similarly, for our funds that pay incentive fees, employees receive distributions of such fees only after the fund has appreciated in value (typically above a specified level) during the applicable period. This helps to ensure that our professionals take a long-term view that is consistent with the interests of the Company, our shareholders and the investors in our funds. Moreover, if a drawdown-style fund fails to achieve specified investment returns due to diminished performance of later investments, our performance fee program relating to that fund generally permits, for the benefit of the limited partner investors in that fund, the return of performance fee distributions (generally net of tax) previously made to us or our employees. These provisions discourage excessive risk-taking and promote a long-term view that is consistent with the interests of our fund investors and shareholders. Our general requirement that our professionals who hold direct performance fee rights in our drawdown-style funds, invest in those funds, further aligns the interests of our professionals, fund investors and Class A shareholders. Finally, the minimum retained ownership requirements of our RSUs, as well as a requirement that a portion of the performance fee rights of certain investment professionals be settled either in the form of RSUs or by using a portion of the amounts received to purchase Class A restricted shares, discourage excessive risk-taking because the value of these interests is tied directly to the long-term performance of our Class A shares.
Note on Distributions on Apollo Operating Group Units
We note that all of our Managing Partners, as well as Scott Kleinman and James Zelter, beneficially own AOG Units that they received in 2007 in anticipation of our 2011 initial public offering, in exchange for contributing certain partnership interests they then held in the Company. As of December 31, 2018, the Managing Partners and Messrs. Kleinman and Zelter beneficially owned, through their interest in Holdings, approximately 47% of the total limited partner interests in the Apollo Operating Group. When made, distributions on these units are in the same amount per unit as distributions made to us in respect of the AOG Units we hold. Although distributions on AOG Units are distributions on equity rather than compensation, they play a central role in aligning their holders’ interests with those of our Class A shareholders, which is consistent with our compensation philosophy.
Compensation Elements for Named Executive Officers
Consistent with our emphasis on alignment of interests with our fund investors and Class A shareholders, compensation elements tied to the profitability of our different businesses and that of the funds that we manage are the primary means of compensating our five executive officers listed in the tables below, or the “named executive officers.” The key elements of the compensation of our named executive officers during fiscal year 2018 are described below. We distinguish among the compensation components applicable to our named executive officers as appropriate in the below summary. Messrs. Black, Harris and Rowan are the three members of the group referred to elsewhere in this report as the “Managing Partners.” In 2018 we promoted two of our investment professionals, Scott Kleinman and James Zelter, to the position of Co-President, causing them to become executive officers.
Annual Salary. Each of our named executive officers receives an annual salary. We believe that the compensation of our investment professionals, including Messrs. Kleinman and Zelter, should primarily be tied to the profitability of our different businesses and managed funds, and accordingly annual salaries constitute a relatively small component of the overall compensation of our named executive officers who are investment professionals. The base salaries of our named executive officers are set forth in the Summary Compensation Table below, and those base salaries were set by our Managing Partners in their judgment after considering the historic compensation levels of the officer, competitive market dynamics, and each officer’s level of responsibility and anticipated contributions to our overall success.

RSUs. While we historically granted RSUs that constitute a portion of annual compensation (which we refer to as Bonus Grants) in the same year that the services to which they relate were provided, for services provided in 2017 and 2018, our Managing Partners determined that, for administrative convenience at year-end, such RSUs would instead be awarded in the following January. This change in the timing of the grant date does not affect the vesting terms or dates that the RSUs, upon issuance of the underlying class A shares, are treated as income to the named executive officers or the dates that we are able to deduct the associated compensation expense. The Bonus Grants are generally subject to three-year vesting and minimum retained ownership requirements. All named executive officers who receive RSUs are required to retain at least 50% of any Class A shares issued to them pursuant to Bonus Grants granted prior to September 1, 2016, and 25% of any Class A Shares issued to them pursuant to all other RSU awards (including Bonus Grants), in each case net of the number of gross shares sold or netted to pay applicable income or employment taxes. Because the Summary Compensation Table and Grant of Plan-Based Awards Table below properly list only those stock awards that were granted in 2018, those tables do not include Bonus Grants for services provided in 2018. The 2018 RSU awards made to Messrs. Zelter and Kleinman in connection with their promotions to Co-President vest based on both continued service and the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. This feature conditions the RSU vesting on the realization and distribution of profits on our funds. Mr. Kelly received in 2018 a grant of 9,719 restricted stock units (having a grant date fair value of $158,680) in respect of shares of ARI, the publicly traded REIT that we manage, pursuant to an approval by its compensation committee consistent with a recommendation it received from us. That grant from ARI is properly not included in the Summary Compensation Table and Grant of Plan-Based Awards Table below.
Performance Fees. Performance fee entitlements with respect to our funds confer rights to participate in distributions made to investors following the realization of an investment or receipt of operating profit from an investment by the fund, provided the fund has attained a specified performance return. Distributions of performance fees from limited life funds generally are subject to contingent repayment (generally net of tax) if the fund fails to achieve specified investment returns due to diminished performance of later investments, while distributions of operating profit earned from funds that are not designed to have a limited life are generally not subject to contingent repayment. The actual gross amount of performance fees available for distribution are a function of the performance of the applicable fund. For these reasons, we believe that participation in performance fees generated by our funds aligns the interests of our participating named executive officers with those of our Class A shareholders and fund investors.
We currently have two principal types of performance fee programs, which we refer to as dedicated and incentive pool. Messrs. Kelly, Kleinman, Suydam and Zelter have been awarded rights to participate in a dedicated percentage of the performance fee income earned by the general partners of certain of our funds and were awarded additional performance fee rights in 2018. Dedicated performance fee rights in our private equity funds are typically subject to vesting, which rewards long-term commitment to the firm and thereby enhances the alignment of participants’ interests with the Company. As with amounts distributed in respect of other performance fees, our financial statements characterize performance fee income allocated to participating professionals in respect of their dedicated performance fee rights as compensation. Amounts paid in respect of dedicated performance fees are included in the “All Other Compensation” column of the summary compensation table.
Our performance-based incentive arrangement referred to as the incentive pool further aligns the overall compensation of certain of our professionals to the realized performance of our business. The incentive pool provides for compensation based on realized performance fees and enhances our capacity to offer competitive compensation opportunities to our professionals. “Realized performance fees” means performance fees earned by the general partners of our funds under the applicable fund limited partnership agreements based upon transactions that have closed or other rights to cash that have become fixed in the applicable calendar year period. Under this arrangement, Messrs. Kelly and Kleinman, among other of our professionals, received incentive pool performance fees earned during 2018. Allocations to participants in the incentive pool contain both a mandatory component and a discretionary component, both of which may vary year-to-year, including as a result of our overall realized performance and the contributions and performance of each participant. The Managing Partners determine the amount of the realized performance fees to place into the incentive pool in their discretion after considering various factors, including Company profitability, management company cash requirements and anticipated future costs, provided that the incentive pool consists of an amount equal to at least one percent (1%) of the realized performance fees attributable to profits generated after creation of the incentive pool that were taxable in the applicable year and not allocable to dedicated performance fee entitlements. Each participant in the incentive pool is entitled to receive, as a mandatory component of participation in the incentive pool, his or her pro rata share of this 1% amount each year, provided the participant remains employed by us at the time of allocation. Our financial statements characterize the performance fee income allocated to participating professionals in respect of incentive pool interests as compensation. The “All Other Compensation” column of the summary compensation table includes actual distributions paid from the incentive pool.
Performance Fee Restricted Shares and RSUs. We require that a portion of the performance fees distributed by certain of the investment funds we manage be used by our employees who participate in those amounts to purchase Class A restricted shares, or that a portion is delivered to them as a grant of RSUs, in each case that are issued under our 2007 Omnibus Equity Incentive Plan. This practice further promotes alignment with our Class A shareholders and motivates participating professionals to maximize the success of the Company as a whole. Like our Bonus Grant RSUs, these restricted shares and RSUs are generally subject to three-year vesting, which fosters retention. In accordance with applicable rules, the Summary Compensation Table and Grants of Plan-Based Awards Table include the restricted shares and RSUs they acquired by our named executive officers in 2018 in respect of performance fee amounts received.
Determination of Compensation of Named Executive Officers
Our Managing Partners make all final determinations regarding named executive officer compensation. Decisions about the variable elements of a named executive officer’s compensation, including participation in our performance fee programs, discretionary bonuses (if any) and grants of equity-based awards, are based primarily on our Managing Partners’ assessment of such named executive officer’s individual performance, operational performance for the department or division in which the officer (other than a Managing Partner) serves, and the officer’s impact on our overall operating performance and potential to contribute to long-term shareholder value. In evaluating these factors, our Managing Partners do not utilize quantitative performance targets but rather rely upon their judgment about each named executive officer’s performance to determine an appropriate reward for the current year’s performance. The determinations by our Managing Partners are ultimately subjective, are not tied to specified annual, qualitative or individual objectives or performance factors, and reflect discussions among the Managing Partners. Factors that our Managing Partners typically consider in making such determinations include the named executive officer’s type, scope and level of responsibilities, active participation in managing a team of professionals, corporate citizenship and the named executive officer’s overall contributions to our success. Our Managing Partners also consider each named executive officer’s prior-year compensation, the appropriate balance between incentives for long-term and short-term performance, competitive market dynamics, compensation provided to the named executive officer by other entities, and the compensation paid to the named executive officer’s peers within the Company.
We believe that the compensation of our investment professionals should primarily be tied to the profitability of our different businesses and managed funds. Consistent with past years, our Managing Partners in 2018 provided that annual salaries constituted a relatively small component of the overall compensation of our named executive officers who are investment professionals. The Managing Partners determined that it was appropriate for Messrs. Kleinman and Zelter, in connection with their promotions to the role of Co-President, to receive up-front RSU awards. Each such RSU is subject to five-year vesting and the Company’s receipt of performance fees, within prescribed periods, sufficient to cover its associated equity-based compensation expense. This requirement enhances alignment with the interests of our Class A shareholders and fund investors. The Managing Partners considered our Co-Presidents’ historical role, the particulars of the business units on which they focus, their capital contribution obligations and their performance fee entitlements when determining their individual compensation terms. The Managing Partners determined that, based on the above factors, including the named executive officers’ overall compensation levels, discretionary cash bonuses would not be awarded to any named executive officer for 2018. For a discussion of our Managing Partners’ determinations in respect of our RSU program, see below under “—Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table-Awards of Restricted Share Units Under the Equity Plan.”
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
Leon Black
Joshua Harris
Marc Rowan
Summary Compensation Table
The following summary compensation table sets forth information concerning the compensation earned by, awarded to or paid to our principal executive officer, our principal financial officer, and our three other most highly compensated executive officers for the fiscal year ended December 31, 2018. The earnings of Mr. Black, a Managing Partner and our chief executive officer, derive predominantly from distributions he receives as a result of his indirect beneficial ownership of AOG Units and his rights under the tax receivable agreement (described elsewhere in this report, including above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Cash Distribution Policy”), rather than from compensation, and accordingly are not included in the tables below. The earnings of Messrs. Zelter and Kleinman from their

AOG Units and tax receivable agreement rights also do not appear in the tables below. The executive officers named in the table are referred to as the named executive officers.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Leon Black, Chairman, Chief Executive Officer and Director	2018	100,000	—	152,617	252,617
	2017	100,000	—	151,888	251,888
	2016	100,000	—	150,622	250,622
Martin Kelly, Chief Financial Officer and (effective January 15, 2019) Co-Chief Operating Officer	2018	1,000,000	533,079	1,519,014	3,052,093
	2017	1,000,000	19,183	1,499,776	2,518,959
	2016	1,000,000	1,897,640	1,050,000	3,947,640
James Zelter, Co-President	2018	100,000	82,582,612	2,706,864	85,389,476
Scott Kleinman, Co-President	2018	1,200,000	30,151,932	13,964,975	45,316,907
John Suydam, Chief Legal Officer	2018	2,000,000	726,338	1,688,644	4,414,982
	2017	2,000,000	49,430	1,283,090	3,332,520
	2016	2,500,000	498,260	668,934	3,667,194

(1)
For Messrs. Kelly, Kleinman, Suydam and Zelter, represents the aggregate grant date fair value of stock awards granted, as applicable, computed in accordance with FASB ASC Topic 718. The amounts shown do not reflect compensation actually received by the named executive officers, but instead represent the aggregate grant date fair value of the awards. See note 12 to our consolidated financial statements for further information concerning the assumptions made in valuing our RSU awards.

(2)
Amounts included for 2018 represent, in part, actual cash distributions in respect of dedicated performance fee rights for Mr. Kleinman of $6,703,711, for Mr. Suydam of $1,008,980 and for Mr. Kelly of $434,014. The 2018 amounts also include actual incentive pool cash distributions of $1,085,000 for Mr. Kelly, $2,589,526 for Mr. Kleinman and $21,821 for Mr. Suydam. In addition to the cash distributions Messrs. Kleinman and Suydam received in respect of their dedicated performance fees, in 2018 those interests also caused them to receive in-kind distributions of Athene Holding shares that had been held by AAA, the value of which shares upon delivery ($4,671,738 and $637,055, respectively) is included in this column. For Mr. Zelter, the amounts include $2,706,864 in cash he received in respect of dedicated performance fee rights. The “All Other Compensation” column for 2018 also includes costs relating to Company-provided cars and drivers for the business and personal use of Messrs. Black and Suydam. We provide this benefit because we believe that its cost is outweighed by the convenience, increased efficiency and added security and confidentiality that it offers. The personal use cost was approximately $136,592 for Mr. Black and $18,788 for Mr. Suydam. For Mr. Black, this amount includes both fixed and variable costs, including lease costs, driver compensation, driver meals, fuel, parking, tolls, repairs, maintenance and insurance. For Mr. Suydam, this amount includes the costs to the Company associated with his use of a car service. Except as discussed in this paragraph, no 2018 perquisites or personal benefits individually exceeded the greater of $25,000 or 10% of the total amount of all perquisites and other personal benefits reported for the named executive officer. The cost of excess liability insurance provided to our named executive officers falls below this threshold. Mr. Kleinman, Mr. Zelter and Mr. Kelly did not receive perquisites or personal benefits in 2018, except for incidental benefits having an aggregate value of less than $10,000. Our named executive officers also receive secretarial support with respect to personal matters. We incur no incremental cost for the provision of such additional benefits. Accordingly, no such amount is included in the Summary Compensation Table.

Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table
Employment, Non-Competition and Non-Solicitation Agreement with Chairman and Chief Executive Officer
On January 4, 2017, we entered into an employment, non-competition and non-solicitation agreement with Leon Black, our chairman and chief executive officer and a member of our manager’s executive committee. This agreement, which provides for an annual salary of $100,000 and the right to participate in our employee benefit plans as in effect from time to time, has a three-year term.
Employment, Non-Competition and Non-Solicitation Agreement with Chief Financial Officer and Co-Chief Operating Officer
On July 2, 2012, we entered into an employment, non-competition and non-solicitation agreement with Martin Kelly, our chief financial officer and co-chief operating officer. His annual base salary is $1,000,000. Mr. Kelly is eligible for an annual bonus in an amount to be determined by the Managing Partners in their discretion. As provided in the agreement, Mr. Kelly participates in the incentive pool and is eligible to receive distributions thereunder.
Employment, Non-Competition and Non-Solicitation Agreement with Co-President, James Zelter
We entered into an amended and restated employment agreement with James Zelter on June 20, 2014, and further amended that agreement on November 12, 2017 in connection with his promotion to Co-President. As amended, the agreement provides for base pay of $100,000 per year and a grant to Mr. Zelter of 2,500,000 RSUs. Pursuant to the agreement, Mr. Zelter holds dedicated performance fee rights in respect of our credit funds. These interests are subject to vesting or to the right to retain such interests for a limited period following his employment termination. As required by the terms of his performance fee arrangements, Mr. Zelter has made investments of his own capital in various of our funds.
Employment, Non-Competition and Non-Solicitation Agreement with Co-President, Scott Kleinman
On November 12, 2017, in connection with his promotion to Co-President, we entered into an employment agreement with Scott Kleinman that provided for a grant to him of 800,000 RSUs. On July 3, 2018, we entered into a letter agreement with Mr. Kleinman, effective as of January 1, 2018. The letter agreement provides that Mr. Kleinman is entitled to base pay of $1,200,000 per year and to distributions from our incentive pool or other amounts totaling at least $3,300,000 annually, a portion of which is provided in the form of Bonus Grant RSUs. Mr. Kleinman holds dedicated performance fee rights in respect of various of our funds. These interests are generally subject to vesting. As required by the terms of his performance fee arrangements, Mr. Kleinman has made investments of his own capital in various of our funds.
Employment Agreement with Chief Legal Officer
On July 19, 2017, we entered into an employment, non-competition and non-solicitation agreement with John Suydam, our chief legal officer. Pursuant to the agreement, Mr. Suydam is entitled to an annual base salary of $2,000,000 and an annual equity-based award that has an aggregate value of $500,000 and vests in three equal annual installments. On November 7, 2018, we entered into a letter agreement with Mr. Suydam regarding the vesting of his equity awards. Subject to his continued compliance with the non-competition and other obligations under his employment agreement, upon the earlier of (1) our termination of his employment without cause, and (2) January 1, 2020 (provided he has not terminated his employment or engaged in conduct constituting cause before such date), if Mr. Suydam agrees to be reasonably available to consult with us for two years, he will vest in all unvested RSUs and restricted shares then outstanding. RSUs and restricted shares that vest under the letter agreement are subject to forfeiture in the event of a breach of his noncompetition obligations.
Awards of Restricted Shares Under the Equity Plan
Our equity plan, known as the 2007 Omnibus Equity Incentive Plan, was last approved by our shareholders on March 10, 2011. Grants of restricted Class A shares under the plan have been made to Messrs. Zelter, Kleinman, Kelly and Suydam as a result of their participation in performance fee programs that require that a portion of the performance fee amounts be used to purchase restricted Class A shares, or is settled in the form of a grant of RSUs. The restricted Class A shares vest in three equal annual installments from a vesting date specified at the time of the award. The restricted Class A shares participate in any distributions made on our Class A shares and are not subject to our minimum retained share ownership requirements. The number of restricted Class A shares that were granted in 2018 was determined pursuant to the formula prescribed by the applicable performance fee program, which converts the specified portion of the carry to be distributed into a number of shares based on the volume weighted average price as of a prescribed date in the applicable calendar quarter.
Grants of Plan-Based Awards
The following table presents information regarding RSUs and restricted Class A shares granted to Messrs. Zelter, Kleinman, Kelly and Suydam under our 2007 Omnibus Equity Incentive Plan in 2018. No options were granted to a named executive officer in 2018.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	Grant Date Fair Value or Modification Date Incremental Fair Value of Stock and Option Awards ($)(2)
Leon Black	—	—	—
Martin Kelly	January 8, 2018	14,049	479,211
	February 5, 2018	532	18,359
	May 4, 2018	547	17,258
	August 15, 2018	167	5,813
	November 15, 2018	415	12,438
James Zelter	January 8, 2018	2,500,000	82,575,000
	November 15, 2018	254	7,612
Scott Kleinman	January 8, 2018	800,000	26,424,000
	February 5, 2018	38,791	1,338,677
	May 4, 2018	33,559	1,058,786
	August 15, 2018	12,182	424,055
	November 15, 2018	30,244	906,413
John Suydam	January 8, 2018	14,788	504,419
	February 5, 2018	2,585	89,208
	May 4, 2018	1,408	44,422
	August 15, 2018	699	24,332
	November 15, 2018	2,134	63,956

(1)
Represents the number of RSUs and restricted Class A shares granted, as applicable. RSUs and Restricted shares are discussed above under “—Compensation Elements for Named Executive Officers—RSUs” and “—Compensation Elements for Named Executive Officers—Restricted Shares,” respectively.

(2)
Represents the aggregate grant date fair value of the RSUs and restricted Class A shares granted in 2018, computed in accordance with FASB ASC Topic 718. The amounts shown do not reflect compensation actually received, but instead represent the aggregate grant date fair value of the award.

Outstanding Equity Awards at Fiscal Year-End
The following table presents information regarding unvested RSU and restricted Class A share awards made by us to our named executive officers under our 2007 Omnibus Equity Incentive Plan that were outstanding at December 31, 2018. Our named executive officers did not hold any options at fiscal year-end.

		Stock Awards
Name	Date of Grant	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(16)
Leon Black	—	—		—
Martin Kelly	November 15, 2018	415	(1)	10,184
	August 15, 2018	167	(2)	4,098
	May 4, 2018	547	(3)	13,423
	February 5, 2018	355	(4)	8,712
	January 8, 2018	9,366	(5)	229,842
	November 17, 2017	21	(6)	515
	November 17, 2017	65	(7)	1,595
	August 3, 2017	81	(6)	1,988
	May 1, 2017	23	(8)	564
	May 1, 2017	253	(9)	6,209
	December 29, 2016	23,993	(10)	588,788
	December 29, 2016	12,211	(11)	299,658
James Zelter	November 15, 2018	254	(1)	6,233
	January 8, 2018	2,500,000	(12)	61,350,003
	August 3, 2017	1,585	(8)	38,896
	May 1, 2017	17,821	(9)	437,327
	May 1, 2017	2,417	(8)	59,313
	March 1, 2017	682	(8)	16,736
	December 29, 2016	14,910	(11)	365,891
	October 31, 2016	93	(13)	2,282
	October 31, 2016	1,892	(13)	46,430
	August 5, 2016	37	(14)	908
	May 6, 2016	284	(15)	6,969
	May 6, 2016	392	(15)	9,620
Scott Kleinman	November 15, 2018	30,244	(1)	742,188
	August 15, 2018	12,182	(2)	298,946
	May 4, 2018	33,559	(3)	823,538
	February 5, 2018	25,861	(4)	634,629
	January 8, 2018	800,000	(12)	19,632,001
	November 17, 2017	4,717	(7)	115,755
	November 17, 2017	1,538	(6)	37,743
	August 3, 2017	5,909	(6)	145,007
	May 1, 2017	566	(8)	13,890
	May 1, 2017	13,425	(9)	329,450
John Suydam	November 15, 2018	2,134	(1)	52,368
	August 15, 2018	699	(2)	17,153
	May 4, 2018	1,408	(3)	34,552
	February 5, 2018	1,724	(4)	42,307
	January 8, 2018	9,859	(5)	241,940
	August 3, 2017	208	(6)	5,104
	May 1, 2017	60	(8)	1,472
	May 1, 2017	650	(9)	15,951
	November 17, 2017	54	(6)	1,325
	November 17, 2017	166	(7)	4,074
	December 29, 2016	8,783	(11)	215,535

(1)	Restricted Class A shares that vest in substantially equal annual installments on August 15 of each of 2019, 2020 and 2021.

(2)	Restricted Class A shares that vest in substantially equal annual installments on May 15 of each of 2019, 2020 and 2021.

(3)	Restricted Class A shares that vest in substantially equal annual installments on February 15 of each of 2019, 2020 and 2021.

(4)	Restricted Class A shares that vest in substantially equal annual installments on November 15 of each of 2019 and 2020.

(5)	Bonus Grant RSUs that vest in substantially equal annual installments on December 31 of each of 2019 and 2020.

(6)	Restricted Class A shares that vest on May 15 of each of 2019 and 2020.

(7)	Restricted Class A shares that vest on August 15 of each of 2019 and 2020.

(8)	Restricted Class A shares that vest on November 15, 2019.

(9)	Restricted Class A shares that vest on February 15 of each of 2019 and 2020.

(10)	RSUs that vest in substantially equal quarterly installments on March 31, 2019 and on the last day of each of the next three calendar quarters.

(11)	Bonus Grant RSUs that vest on December 31, 2019.

(12)
Performance RSUs that vest in substantially equal annual installments on January 1 of each of 2019, 2020, 2021, 2022 and 2023, subject to the availability of sufficient net cash incentive income to the Company as of such date.

(13)	Restricted Class A shares that vest on August 15, 2019.

(14)	Restricted Class A shares that vest on May 15, 2019.

(15)	Restricted Class A shares that vest on February 15, 2019.

(16)	Amounts calculated by multiplying the number of unvested RSUs held by the named executive officer by the closing price of $24.54 per Class A share on December 31, 2018.

Option Exercises and Stock Vested
The following table presents information regarding the number of outstanding initially unvested RSUs and restricted Class A shares held by our named executive officers that vested during 2018 and the number of options exercised by our named executive officers in 2018. The amounts shown below do not reflect compensation actually received by the named executive officers, but instead are calculations of the number of RSUs and restricted Class A shares that vested during 2018 based on the closing price of our Class A shares on the date of vesting. Shares received by our named executive officers in respect of vested RSUs are subject to our retained ownership requirements. No options were exercised by our named executive officers in 2018.

		Stock Awards
Name	Type of Award	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Leon Black	—	—	—
Martin Kelly	RSUs	103,053	3,013,708
	Restricted Shares	408	13,093
James Zelter	RSUs	54,181	1,467,841
	Restricted Shares	22,068	730,054
Scott Kleinman	Restricted Shares	26,288	841,701
John Suydam	RSUs	24,907	611,218
	Restricted Shares	1,460	46,466

(1)
Amounts calculated by multiplying the number of RSUs or restricted Class A shares held by the named executive officer that vested on each applicable vesting date in 2018 by the closing price per Class A share on that date. Class A shares underlying the vested RSUs were issued to the named executive officer shortly after they vested.

Potential Payments upon Termination or Change in Control
None of the named executive officers is entitled to payment or other benefits in connection with a change in control.
Mr. Black is not entitled to severance or other payments or benefits in connection with an employment termination. Mr. Black is required to protect the confidential information of Apollo both during and after employment. In addition, until one year after employment termination, he is required to refrain from soliciting employees under specified circumstances or interfering with our relationships with investors and to refrain from competing with us in a business that involves primarily (i.e., more than 50%) third-party capital. These post-termination covenants survive any termination or expiration of the Agreement Among Managing Partners (described elsewhere in this report under “Item 13. Certain Relationships and Related Party Transactions—Agreement Among Managing Partners”). If Mr. Black becomes subject to a potential termination for cause or by reason of disability, our manager may appoint an investment professional to perform his functional responsibilities and duties until cause or disability definitively results in his termination or is determined not to have occurred, but the manager may so appoint an investment professional only if he is unable to perform his responsibilities and duties or, as a matter of fiduciary duty, should be prohibited from doing so. During any such period, Mr. Black shall continue to serve on the executive committee of our manager unless otherwise prohibited from doing so pursuant to the Agreement Among Managing Partners.
If Mr. Kelly’s employment is terminated by us without cause or he resigns for good reason, he will be entitled to severance of six months’ base pay and reimbursement of health insurance premiums paid in the six months following his employment termination. If his employment is terminated by us without cause, he will vest in 50% of any unvested portion of his restricted shares. If Mr. Kelly’s employment is terminated by reason of death or disability, he will vest in 50% of any unvested portion of his Plan Grant RSUs, Bonus Grant RSUs, restricted shares and dedicated performance fee rights that are subject to vesting. If Mr. Kelly’s employment is terminated without cause, or he resigns, he will also be entitled to retain his dedicated performance fee rights that are subject to vesting to the extent then vested. We may terminate Mr. Kelly’s employment with or without cause, and we will provide 90 days’ notice (or payment in lieu of such period of notice) prior to a termination without cause. Mr. Kelly is required to give us 90 days’ notice prior to a resignation for any reason. He is required to protect the confidential information of Apollo both during and after employment. In addition, during employment and for 12 months after employment, Mr. Kelly is also obligated to refrain from soliciting our employees, interfering with our relationships with investors or other business relations, and competing with us in a business that manages or invests in assets substantially similar to those managed or invested in by Apollo or its affiliates.
We may terminate Mr. Zelter’s employment with or without cause, and we will provide 90 days’ notice (or payment in lieu of such period of notice) prior to a termination without cause. Mr. Zelter is required to provide 90 days’ notice prior to a resignation for any reason. Upon his termination of employment by reason of death or disability, Mr. Zelter will vest in 50% of his then unvested RSUs, restricted shares and performance fee rights that are subject to vesting. Upon his termination by the Company other than for cause, Mr. Zelter will vest in 50% of his then unvested restricted shares. If Mr. Zelter’s employment is terminated without cause or he resigns, he will also be entitled to retain his dedicated performance fee rights that are subject to vesting to the extent then vested. During his employment and for 12 months thereafter, he is also obligated to refrain from soliciting our employees, interfering with our relationships with investors or other business relations, and competing with us in a business that manages or invests in assets substantially similar to those invested in or managed by Apollo or its affiliates.
We may terminate Mr. Kleinman’s employment with or without cause, and we will provide 90 days’ notice (or payment in lieu of such period of notice) prior to a termination without cause. Mr. Kleinman is required to provide 90 days’ notice prior to a resignation for any reason. Upon his termination of employment by reason of death or disability, Mr. Kleinman will vest in 50% of his then unvested RSUs, restricted shares and dedicated performance fee interests that are subject to vesting. If Mr. Kleinman’s employment is terminated without cause, or he resigns, he will also be entitled to retain his dedicated performance fee rights that are subject to vesting to the extent then vested. If Mr. Kleinman’s employment with us terminates for any reason other than in circumstances in which he could have been terminated for cause, he will receive the cash portion of his incentive pool or annual bonus amount on a prorated basis through the last day of his full-time employment. Mr. Kleinman is required to protect the confidential information of Apollo both during and after employment. In addition, during employment and for 12 months after employment, he is obligated to refrain from soliciting our employees, interfering with our relationships with investors or other business relations, and competing with us in a business that manages or invests in assets substantially similar to those managed or invested in by Apollo or its affiliates.
We may terminate Mr. Suydam’s employment with or without cause, and we will provide 90 days’ notice (or payment in lieu of such period of notice) prior to a termination without cause. If Mr. Suydam’s employment is terminated by us without cause or he resigns for good reason, he will be entitled to severance of six months’ base pay and reimbursement of health insurance premiums paid in the six months following his employment termination. If his employment is terminated by reason of death, he will vest in 50% of his then unvested RSUs, restricted shares and dedicated performance fee rights that are subject to vesting. If Mr. Suydam’s employment is terminated without cause, or he resigns, he will also be entitled to retain his dedicated performance fee rights that are subject to vesting to the extent then vested. If Mr. Suydam’s employment is terminated by us without cause or by reason of disability, he will vest in 100% of this then unvested RSUs and restricted shares, provided he complies with his restrictive covenants and agrees to be available to consult with us from time to time for two years from his employment termination date. Mr. Suydam is required to protect our confidential information at all times. During his employment and for 12 months thereafter, Mr. Suydam is also obligated to refrain from soliciting our employees, interfering with our relationships with investors or other business relations, and competing with us in a business that manages or invests in assets substantially similar to those invested in or managed by Apollo or its affiliates. Mr. Suydam is required to provide 90 days’ notice prior to a resignation for any reason.
The named executive officers’ obligations during and after employment were considered by the Managing Partners in determining appropriate post-employment payments and benefits for the named executive officers.
The following table lists the estimated amounts that would have been payable to each of our named executive officers in connection with a termination that occurred on the last day of our last completed fiscal year and the value of any additional equity that would vest upon such termination. When listing the potential payments to named executive officers under the plans and agreements described above, we have assumed that the applicable triggering event occurred on December 31, 2018 and that the price per share of our Class A shares was $24.54, which is equal to the closing price on such date. For purposes of this table, RSU values are based on the $24.54 closing price.

Name	Reason for Employment Termination	Estimated Value of Cash Payments ($)(1)	Estimated Value of Equity Acceleration ($)(2)
Leon Black	Cause	—	—
	Death, disability	—	—
Martin Kelly	Without cause	516,659	23,644
	By executive for good reason	516,659	—
	Death, disability	—	582,788
James Zelter	Without cause	—	312,357
	Death, disability	—	31,170,304
Scott Kleinman	Without cause	—	1,570,572
	Death, disability	—	11,386,573
John Suydam	Without cause	1,016,659	174,308
	By executive for good reason	1,016,659	—
	Disability	—	631,782
	Death	—	315,891

(1)
This amount would have been payable to the named executive officer had his employment been terminated by the Company without cause (and other than by reason of death or disability) or for good reason on December 31, 2018

(2)
This amount represents the additional equity vesting that the named executive officer would have received had his employment terminated in the circumstances described in the column, “Reason for Employment Termination,” on December 31, 2018, based on the closing price of a Class A share on such date. Please see our “Outstanding Equity Awards at Fiscal Year-End” table above for information regarding the named executive officer’s unvested equity as of December 31, 2018.

CEO to Median Employee Pay Ratio
SEC rules require companies to disclose the ratio of the total annual compensation of the principal executive officer (“PEO”) to the total annual compensation of the median employee (calculated excluding the PEO). Our PEO is Mr. Black and our ratio is as follows:
Mr. Black’s total annual compensation: $252,617
Median employee total annual compensation: $235,000
Ratio of PEO to median employee total annual compensation: 1.1:1
In determining the median employee, we prepared a list of all employees as of December 31, 2018. Consistent with applicable rules, we used reasonable estimates both in the methodology used to identify the median employee and in calculating the annual total compensation for employees other than the PEO. In measuring our employees’ total compensation, for employees other than the PEO, we used their base salary paid in 2018, their annual cash bonus paid in 2018 and the value of the equity awards they received in 2018 (unless they received an equity award in January 2019 for services provided in 2018, in which case we included the value of that January 2019 equity award). As noted above under “—Note on Distributions on Apollo Operating Group Units,” Mr. Black receives distributions on his AOG Units that are distributions on equity rather than compensation, and accordingly are not included here.
Director Compensation
We do not pay additional remuneration to Messrs. Black, Harris and Rowan, our employee directors, for their service on our board of directors. The 2018 compensation of Mr. Black is set forth above on the Summary Compensation Table. Messrs. Harris and Rowan are not named executive officers.
During 2018, each independent director received (1) a base annual director fee of $125,000, (2) an additional annual director fee of $25,000 if he or she was a member of the audit committee, (3) an additional annual director fee of $10,000 if he or she was a member of the conflicts committee, (4) an additional annual director fee of $25,000 (incremental to the fee described in (2)) if he or she served as the chairperson of the audit committee, and (5) an additional annual director fee of $15,000 (incremental to the fee described in (3)) if he or she served as the chairperson of the conflicts committee. In addition, independent directors were reimbursed for reasonable expenses incurred in attending board meetings.
Currently, upon initial election to the board of directors, an independent director receives a grant of RSUs with a value of $300,000 that vests in equal annual installments on June 30 of each of the first, second and third years following the year that the grant is made. Incumbent independent directors who have fully vested in their initial RSU award receive an annual RSU award with a value of $125,000 that vests on June 30 of the year following the year that the grant is made, and the directors listed on the below table received that award on July 31, 2018.
The following table provides the compensation for our independent directors during the year ended December 31, 2018. Paul Fribourg resigned from the board of directors on November 30, 2018.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Michael Ducey	175,000	129,484	304,484
Paul Fribourg	135,000	129,484	264,484
Robert Kraft	125,000	129,484	254,484
A. B. Krongard	150,000	129,484	279,484
Pauline Richards	175,000	129,484	304,484

(1)
Represents the aggregate grant date fair value of stock awards granted, as applicable, computed in accordance with FASB ASC Topic 718. See note 12 to our consolidated financial statements for further information concerning the assumptions made in valuing our RSU awards. The amounts shown do not reflect compensation actually received by the independent directors, but instead represent the aggregate grant date fair value of the awards. Unvested director RSUs are not entitled to distributions or distribution equivalents. As of December 31, 2018, each of our independent directors, other than Mr. Fribourg (who forfeited his July 31, 2018 RSU award when he resigned before the vesting date), held 3,978 RSUs that were unvested and outstanding.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our Class A shares as of February 26, 2019 by (i) each person known to us to beneficially own more than 5% of the voting Class A shares of Apollo Global Management, LLC, (ii) each of our directors, (iii) each person who is a named executive officer for 2018 and (iv) all directors and executive officers as a group.
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

	Class A Shares Beneficially Owned			Class B Share Beneficially Owned
	Number of Shares	Percent(1)	Total Percentage of Voting Power(2)	Number of Shares	Percent	Total Percentage of Voting Power(2)
Directors and Executive Officers:
Leon Black(3)(4)	92,727,166	31.4%	52.3%	1	100%	52.3%
Joshua Harris(3)(4)	48,432,643	19.3%	52.3%	1	100%	52.3%
Marc Rowan(3)(4)	42,481,402	17.3%	52.3%	1	100%	52.3%
Pauline Richards	47,669	*	*	—	—	—
Alvin Bernard Krongard(5)	299,442	*	*	—	—	—
Michael Ducey(6)	47,036	*	*	—	—	—
Robert Kraft(7)	344,567	*	*	—	—	—
Martin Kelly	206,999	*	*	—	—	—
John Suydam(8)	594,082	*	*	—	—	—
James Zelter (9)	3,001,906	1.5%	*	—	—	—
Scott Kleinman (10)	3,375,819	1.6%	*	—	—	—
All directors and executive officers as a group (twelve persons)(11)	192,812,794	49.3%	49.8%	1	100%	52.3%
BRH(4)	—	—	—	1	100%	52.3%
AP Professional Holdings, L.P.(12)	202,245,561	50.0%	52.3%	—	—	—
5% Stockholders:
Tiger Global Management, LLC(13)	37,663,500	18.6%	9.7%	—	—	—
Capital World Investors(14)	10,657,700	5.3%	2.8%
*Represents less than 1%.

(1)	The percentage of beneficial ownership of our Class A shares is based on voting and non-voting Class A shares outstanding.

(2)
The total percentage of voting power is based on voting Class A shares and the Class B share. The voting power calculations assume 17,710,039 Class A shares held by the Strategic Investor based on a Form 13F for the quarter ended December 31, 2018, filed with the SEC on February 8, 2019 by the Strategic Investor. Class A shares held by the Strategic Investor do not have voting rights.

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

(9)	Includes 469,741 Class A shares held by two entities, over which Mr. Zelter exercises voting and investment control, and may be deemed to be beneficially owned by Mr. Zelter.

(10)	Includes 289,209 Class A shares held by six entities, over which Mr. Kleinman exercises voting and investment control, and may be deemed to be beneficially owned by Mr. Kleinman.

(11)	Refers to shares beneficially owned by the individuals who were directors and executive officers as of February 26, 2019.

(12)
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

(13)
Based on a Schedule 13G filed with the SEC on February 14, 2019, by Tiger Global Management, LLC. The address of Tiger Global Management, LLC is 9 West 57th Street, 35th Floor, New York, New York. Pursuant to an irrevocable proxy, all voting rights attaching to the shares held by Tiger Global Management, LLC are exercisable by Apollo Global Management, LLC.

(14)
Based on a Schedule 13G filed with the SEC on February 14, 2019, by Capital World Investors, a division of Capital Research and Management Company. The address of Capital World Investors is 333 South Hope Street, Los Angeles, California.

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
Indemnity
Realized performance fees from certain of our funds can be distributed to us on a current basis but are subject to repayment by the subsidiaries of the Apollo Operating Group that act as general partners of the funds in the event that certain specified return thresholds are not ultimately achieved. The Managing Partners, Contributing Partners and certain other investment professionals have personally guaranteed, subject to certain limitations, the obligations of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint and are limited to a particular Managing Partner’s, Contributing

Partner’s or other investment professional’s distributions. Pursuant to the Managing Partner Shareholders Agreement, we agreed to indemnify each of our Managing Partners and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of Fund IV, Fund V and Fund VI (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that our Managing Partners and Contributing Partners have contributed or sold to the Apollo Operating Group.
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
Under their Roll-Up Agreements or other agreements, each of our Contributing Partners is subject to a noncompetition provision until the first anniversary of the date of termination of his service as a partner to us. During that period, our Contributing Partners are prohibited from (i) engaging in any business activity in which we operate, (ii) rendering any services to any alternative asset management business (other than that of us or our affiliates) that involves primarily (i.e., more than 50%) third-party capital or (iii) acquiring a financial interest in, or becoming actively involved with, any competitive business (other than as a passive holding of a specified percentage of publicly traded companies). In addition, our Contributing Partners are subject to non-solicitation, non-hire and noninterference covenants during employment and for at least 12 months thereafter. Our Contributing Partners are also bound to a non-disparagement covenant with respect to us and our Contributing Partners and to confidentiality restrictions. Resignation by any of our Contributing Partners shall require ninety days’ notice. Any restricted period applicable to a Contributing Partner will commence after the ninety-day notice of termination period.
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

For the year ended December 31, 2018, we made payments totaling $46 million to our Managing Partners and executive officer Contributing Partners (or to their estate planning vehicles) pursuant to the tax receivable agreement, related to tax benefits treated as realized thereunder by APO Corp. in 2017. Those payments included the following amounts: $15,461,024 for Mr. Black, $13,103,457 for Mr. Harris, $16,620,168 for Mr. Rowan, $602,753 for Mr. Kleinman and $271,529 for Mr. Zelter. In connection with these payments, the Company made a pro rata distribution to APO Corp. and the Non-Controlling Interest Holders in the Apollo Operating Group, which resulted in Messrs. Black, Harris, Rowan, Kleinman and Zelter (or their estate planning vehicles) ultimately receiving the following additional amounts: $23,126,099, $12,079,072, $10,594,836, $759,093 and $543,760, respectively.
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
Strategic Relationship Agreement
On April 20, 2010, we announced a strategic relationship agreement with CalPERS, whereby we agreed to reduce management fees and other fees charged to CalPERS on funds we manage, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that we will not use a placement agent in connection with securing any future capital commitments from CalPERS. Through December 31, 2018, the Company had reduced fees charged to CalPERS on the funds it manages by approximately $107.8 million.
Strategic Investors Transaction
On July 13, 2007, we sold securities to two strategic investors in return for a total investment of $1.2 billion. Through our intermediate holding companies, we used all of the proceeds from the issuance of such securities to purchase AOG Units from our Managing Partners, and to purchase from our Contributing Partners a portion of their points. As of December 31, 2018, one of the strategic investors, the California Public Employees’ Retirement System, or “CalPERS”, which we refer to herein as the “Strategic Investor”, continued to hold such securities. The securities held by the Strategic Investor are non-voting Class A shares. Based on a Form 13F for the quarter ended December 31, 2018 filed with the SEC on February 8, 2019 by the Strategic Investor, the Strategic Investor held 8.8% of our issued and outstanding Class A shares and 4.4% of the economic interest in the Apollo Operating Group, in each case as of December 31, 2018.
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
Apollo Operating Group Governing Agreements
Pursuant to the governing agreements of the Apollo Operating Group entities, the indirect wholly-owned subsidiaries of Apollo Global Management, LLC that are the general partners or managers of those entities have the right to determine when distributions will be made to the partners or members of the Apollo Operating Group and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the partners or members of the Apollo Operating Group pro rata in accordance with their respective ownership interests.
The governing agreements of the Apollo Operating Group entities also provide that substantially all of our expenses, including substantially all expenses solely incurred by or attributable to Apollo Global Management, LLC, will be borne by the Apollo Operating Group; provided that obligations incurred under the tax receivable agreement by Apollo Global Management, LLC and its wholly-owned subsidiaries, income tax expenses of Apollo Global Management, LLC and its wholly-owned subsidiaries and indebtedness incurred by Apollo Global Management, LLC and its wholly-owned subsidiaries shall be borne solely by Apollo Global Management, LLC and its wholly-owned subsidiaries.
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
Firm Use of Private Aircraft
In the normal course of business, our personnel have made use of aircraft owned as personal assets by entities controlled by Messrs. Black, Rowan and Harris. Messrs. Black, Rowan and Harris paid for their respective purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payments by us for the business use of these aircraft by Messrs. Black, Rowan and Harris and other of our personnel are determined based on a specified hourly market rate. In 2018, we made payments of $1,438,042, $780,949 and $673,446 for the use of such aircraft owned by entities controlled by Messrs. Black, Rowan and Harris, respectively.
Investments In Apollo Funds
Our directors and executive officers are generally permitted to invest their own capital (or capital of estate planning vehicles that they control) directly in our funds and affiliated entities. In general, such investments are not subject to management fees, and in certain instances, may not be subject to performance fees. The opportunity to invest in our funds in the same manner is available to all of the senior Apollo professionals and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. From our inception through December 31, 2018, our professionals have committed or invested approximately $1.8 billion of their own capital to our funds.
The amount invested in our investment funds by our directors and executive officers (and in some cases, certain estate planning vehicles controlled by them or their immediate family members) during 2018 was $1,166,292, $6,917,902, $9,124,889, $4,457,091, $4,629,572, $1,056,836, $316,401, $392,992 and $1,445,073 for Messrs. Black, Harris, Rowan, Kleinman, Zelter, Suydam, Kelly, Ducey, and Kraft, respectively. The amount of distributions on their fund investments, including profits and return of capital to our directors and executive officers (and in some cases, certain estate planning vehicles controlled by them or their immediate family members) during 2018 was $34,711,789, $27,713,994, $38,528,656, $6,591,705, $7,465,459, $2,804,475,

$147,871, $262,666, $1,645,214 and $1,096 for Messrs. Black, Harris, Rowan, Kleinman, Zelter, Suydam, Kelly, Ducey, Kraft, and Krongard, respectively.
Sub-Advisory Arrangements and Strategic Investment Accounts
From time to time, we have entered into sub-advisory arrangements with, or established strategic investment accounts for, certain of our directors and executive officers or vehicles they manage. Such arrangements have been approved in advance in accordance with our policy regarding transactions with related persons. In addition, such sub-advisory arrangements or strategic investment accounts have been entered into with, or advised by, an Apollo entity serving as investment advisor registered under the Investment Advisers Act, and any fee arrangements, if applicable, have been on an arms-length basis. The amount of such fees paid by our directors and executive officers or vehicles they manage to the Company during 2018 was $143,341 for Mr. Harris and $132,471 for Mr. Rowan.
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
We have also agreed to indemnify each of our Managing Partners and certain Contributing Partners against certain amounts that they are required to pay in connection with a general partner obligation for the return of previously made performance fee distributions in respect of Fund IV, Fund V and Fund VI. See the above description of the indemnity provisions of the Managing Partner Shareholders Agreement.
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
While our board of directors is currently comprised of a majority of independent directors, we plan on availing ourselves of the controlled company exceptions.  We have elected not to have a nominating and corporate governance committee comprised entirely of independent directors, nor a compensation committee comprised entirely of independent directors. Our board of directors has determined that four of our seven directors meet the independence standards under the NYSE and the SEC.  These directors are Messrs. Ducey, Kraft and Krongard and Ms. Richards.
At such time that we are no longer deemed a controlled company, our board of directors will take all action necessary to comply with all applicable rules within the applicable time period under the NYSE listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities").

	For the Years Ended December 31,
	2018		2017
	(in thousands)
Audit fees	$7,127	(1)	$7,010	(1)
Audit fees for Apollo fund entities	16,198	(2)	14,374	(2)
Audit-related fees	1,635	(3)(4)	1,161	(3)(4)
Tax fees	7,019	(5)	6,047	(5)
Tax fees for Apollo fund entities	28,436	(2)	20,740	(2)

(1)
Audit fees consisted of fees for (a) the audits of our consolidated financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (b) reviews of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q.

(2)	Audit and Tax fees for Apollo fund entities consisted of services to investment funds managed by Apollo in its capacity as the general partner and/or manager of such entities.

(3)	Audit-related fees consisted of comfort letters, consents and other services related to SEC and other regulatory filings.

(4)	Includes audit-related fees for Apollo fund entities of $0.9 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively.

(5)	Tax fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.
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

4.11
Form of 5.000% Senior Note due 2048 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 15, 2018 (File No. 001-35107), which is incorporated by reference).

4.12
Seventh Supplemental Indenture dated as of February 7, 2019, among Apollo Management Holdings, L.P., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2019 (File No. 001-35107)).

4.13
Form of 4.872% Senior Note due 2029 (included in Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2019 (File No. 001-35107), which is incorporated by reference).

4.14
Form of 6.375% Series A Preferred Shares Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 7, 2017 (File No. 001-35107)).

4.15
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

+10.11	Employment Agreement with Leon D. Black dated January 4, 2017 (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the period ended December 31, 2016 (File No. 001-35107)).

+10.12	Employment Agreement with Marc J. Rowan dated January 4, 2017 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the period ended December 31, 2016 (File No. 001-35107)).

+10.13	Employment Agreement with Joshua J. Harris dated January 4, 2017 (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K for the period ended December 31, 2016 (File No. 001-35107)).

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

*+10.30	Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Performance Grants).

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

+10.35	Apollo Management Companies AAA Unit Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.36
Non-Qualified Share Option Agreement pursuant to the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan with Marc Spilker dated December 2, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.37	Amended Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the period ended March 31, 2014 (File No. 001-35107)).

10.38	Form of Amendment to Independent Director Engagement Letter (incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-Q for the period ended September 30, 2018 (File No. 001-35107)).

+10.39	Employment Agreement with Martin Kelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

Exhibit Number	Exhibit Description

+10.40	Employment Agreement with John Suydam, dated July 19, 2017 (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the period ended September 30, 2017 (File No. 001-35107))

*+10.41	Letter Agreement with John Suydam, dated November 7, 2018.

*+10.42	Letter Agreement with Scott Kleinman, dated November 12, 2017.

*+10.43	Letter Agreement with Scott Kleinman, dated July 3, 2018 and effective as of January 1, 2018.

*+10.44	Roll-Up Agreement with Scott Kleinman, dated as of July 13, 2007.

+10.45	Amended and Restated Employment Agreement with James Zelter dated June 20, 2014 (incorporated by reference to Exhibit 10.27 to the Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

*+10.46	Employment Agreement Amendment with James C. Zelter, dated November 12, 2017.

+10.47	Roll-Up Agreement with James Zelter, dated as of July 13, 2007 (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.48
Fourth Amended and Restated Exempted Limited Partnership Agreement of AMH Holdings (Cayman), L.P., dated March 19, 2018 (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107).

+10.49
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

+10.54
Second Amended and Restated Limited Partnership Agreement of Apollo Credit Liquidity CM Executive Carry, L.P., dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.55
Second Amended and Restated Limited Partnership Agreement Apollo Credit Opportunity CM Executive Carry I, L.P. dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.47 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.56
Second Amended and Restated Limited Partnership Agreement of Apollo Credit Opportunity CM Executive Carry II, L.P. dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.57
Second Amended and Restated Exempted Limited Partnership Agreement of AGM Incentive Pool, L.P., dated June 29, 2012 (incorporated by reference to Exhibit 10.49 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

10.58
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

10.59
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

10.60
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

10.61
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

10.62
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

10.63
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

+10.66
Amended and Restated Limited Partnership Agreement of Apollo EPF Advisors, L.P., dated as of February 3, 2011 (incorporated by reference to Exhibit 10.52 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

+10.67
First Amended and Restated Exempted Limited Partnership Agreement of Apollo EPF Advisors II, L.P. dated as of April 9, 2012 (incorporated by reference to Exhibit 10.53 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

+10.68
Amended and Restated Agreement of Exempted Limited Partnership of Apollo CIP Partner Pool, L.P., dated as of December 18, 2014 (incorporated by reference to Exhibit 10.54 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

+10.69
Form of Award Letter under the Amended and Restated Agreement of Exempted Limited Partnership Agreement of Apollo CIP Partner Pool, L.P. (incorporated by reference to Exhibit 10.55 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

+10.70
Second Amended and Restated Agreement of Limited Partnership of Apollo Credit Opportunity Advisors III (APO FC), L.P., dated as of December 18, 2014 (incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

+10.71
Form of Award Letter under Second Amended and Restated Agreement of Limited Partnership of Apollo Credit Opportunity Advisors III (APO FC), L.P. (incorporated by reference to Exhibit 10.57 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

Exhibit Number	Exhibit Description

+10.72
Amended and Restated Agreement of Limited Partnership of Apollo Global Carry Pool Aggregator, L.P., dated May 4, 2017 and effective as of July 1, 2016 (incorporated by reference to Exhibit 10.61 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

+10.73
Form of Award Agreement for Apollo Global Carry Pool Aggregator, L.P. (incorporated by reference to Exhibit 10.62 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107))

+10.74
Form of Letter Agreement under the Amended and Restated Limited Partnership Agreement of Apollo ANRP Advisors II, L.P. dated March 2, 2017 and effective as of August 21, 2015 (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 10-Q for the period ended June 30, 2017 (File No. 001-35107)).

+10.75
Form of Award Letter under the Amended and Restated Limited Partnership Agreement of Apollo ANRP Advisors II, L.P. dated March 2, 2017 and effective as of August 21, 2015 (incorporated by reference to Exhibit 10.64 to the Registrant’s Form 10-Q for the period ended June 30, 2017 (File No. 001-35107)).

+10.76
Amended and Restated Agreement of Exempted Limited Partnership of Apollo Global Carry Pool Aggregator II, L.P., dated June 26, 2018 (incorporated by reference to Exhibit 10.68 to the Registrant’s Form 10-Q for the period ended September 30, 2018 (File No. 001-35107)).

+10.77
Form of Award Agreement for Apollo Global Carry Pool Aggregator II, L.P. (incorporated by reference to Exhibit 10.69 to the Registrant’s Form 10-Q for the period ended September 30, 2018 (File No. 001-35107)).

+10.78
Fourth Amended and Restated Exempted Limited Partnership Agreement of Apollo Advisors IX, L.P., dated August 8, 2018 and effective as of June 29, 2018 (incorporated by reference to Exhibit 10.70 to the Registrant’s Form 10-Q for the period ended September 30, 2018 (File No. 001-35107)).

+10.79	Form of Award Letter for Apollo Advisors IX, L.P. (incorporated by reference to Exhibit 10.71 to the Registrant’s Form 10-Q for the period ended September 30, 2018 (File No. 001-35107)).

*+10.80	Amended and Restated Limited Partnership Agreement of Apollo Special Situations Advisors, L.P., dated as of February 15, 2017 and effective as of March 18, 2016.

*+10.81	First Amended and Restated Agreement of Exempted Limited Partnership of Financial Credit Investment Advisors I, L.P., dated as of March 13, 2013 and effective as of January 7, 2011.

*+10.82	Amended and Restated Agreement of Exempted Limited Partnership of Financial Credit Investment Advisors II, L.P., dated as of June 12, 2014 and effective as of January 1, 2014.

*+10.83	Amended and Restated Limited Partnership Agreement of AAA Life Re Carry, L.P., dated as of October 15, 2009.

*21.1	Subsidiaries of Apollo Global Management, LLC.

*23.1	Consent of Deloitte & Touche, LLP.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

Exhibit Number	Exhibit Description

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1
Audited Consolidated Financial Statements of Athene Holding, Ltd. (included in the Annual Report on Form 10-K of Athene Holding, Ltd. for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission on February 27, 2019).

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

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Global Management, LLC
(Registrant)

Date: March 1, 2019	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer and Co-Chief Operating Officer (principal financial officer and authorized signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Leon Black	Chairman and Chief Executive Officer and Director	March 1, 2019
Leon Black	(principal executive officer)

/s/ Martin Kelly	Chief Financial Officer and Co-Chief Operating Officer	March 1, 2019
Martin Kelly	(principal financial officer)

/s/ Robert MacGoey	Chief Accounting Officer	March 1, 2019
Robert MacGoey	(principal accounting officer)

/s/ Joshua Harris	Senior Managing Director and Director	March 1, 2019
Joshua Harris

/s/ Marc Rowan	Senior Managing Director and Director	March 1, 2019
Marc Rowan

/s/ Michael Ducey	Director	March 1, 2019
Michael Ducey

/s/ Robert Kraft	Director	March 1, 2019
Robert Kraft

/s/ AB Krongard	Director	March 1, 2019
AB Krongard

/s/ Pauline Richards	Director	March 1, 2019
Pauline Richards