Form 10-Q
period 2019-03-31
Apollo Global Management LLC
filed 2019-05-06
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019 OR

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

☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A shares representing limited liability company interests	APO	New York Stock Exchange
6.375% Series A Preferred shares	APO.PR A	New York Stock Exchange
6.375% Series B Preferred shares	APO.PR B	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

As of May 3, 2019 there were 200,525,287 Class A shares and 1 Class B share outstanding.

Forward-Looking Statements
This quarterly report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this quarterly report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to our dependence on certain key personnel, our ability to raise new credit, private equity, or real assets funds, market conditions generally, our ability to manage our growth, fund performance, changes in our regulatory environment and tax status, the variability of our revenues, net income and cash flow, our use of leverage to finance our businesses and investments by our funds and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 1, 2019 (the “2018 Annual Report”); as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.
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

(i)
the net asset value, or “NAV,” plus used or available leverage and/or capital commitments, or gross assets plus capital commitments, of the credit funds, partnerships and accounts for which we provide investment management or advisory services, other than certain collateralized loan obligations (“CLOs”), collateralized debt obligations (“CDOs”), and certain permanent capital vehicles, which have a fee-generating basis other than the mark-to-market value of the underlying assets;

(ii)
the fair value of the investments of the private equity and real assets funds, partnerships and accounts we manage or advise plus the capital that such funds, partnerships and accounts are entitled to call from investors pursuant to capital commitments, plus portfolio level financings; for certain permanent capital vehicles in real assets, gross asset value plus available financing capacity;

(iii)	the gross asset value associated with the reinsurance investments of the portfolio company assets we manage or advise; and

(iv)	the fair value of any other assets that we manage or advise for the funds, partnerships and accounts to which we provide investment management, advisory, or certain other investment-related services, plus unused credit facilities, including capital commitments to such funds, partnerships and accounts for investments that may require pre-qualification or other conditions before investment plus any other capital commitments to such funds, partnerships and accounts available for investment that are not otherwise included in the clauses above.
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
“Athene Holding” refers to Athene Holding Ltd. (together with its subsidiaries, “Athene”), a leading retirement services company that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs, and to which Apollo, through its consolidated subsidiary Athene Asset Management LLC (“Athene Asset Management” or “AAM’), provides asset management and advisory services;
“Athora” refers to a strategic platform established to acquire or reinsure blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). The Company, through its consolidated subsidiary, AAME, provides investment advisory services to Athora. Athora Non-Sub-Advised Assets includes the Athora assets which are managed by Apollo but not sub-advised by Apollo nor invested in Apollo funds or investment vehicles. Athora Sub-Advised includes assets which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages;
“capital deployed” or “deployment” is the aggregate amount of capital that has been invested during a given period (which may, in certain cases, include leverage) by (i) our commitment based funds and (ii) SIAs that have a defined maturity date;
“Contributing Partners” refer to those of our partners and their related parties (other than our Managing Partners) who indirectly beneficially own (through Holdings) Apollo Operating Group units;
“gross IRR” of a credit fund and the principal finance funds within the real assets segment represents the annualized return of a fund based on the actual timing of all cumulative fund cash flows before management fees, performance fees allocated to the general partner and certain other expenses. Calculations may include certain investors that do not pay fees. The terminal value is the net asset value as of the reporting date. Non-U.S. dollar denominated (“USD”) fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on March 31, 2019 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
“gross IRR” of a real assets fund represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on March 31, 2019 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;

“gross return” of a credit or real assets fund is the monthly or quarterly time-weighted return that is equal to the percentage change in the value of a fund’s portfolio, adjusted for all contributions and withdrawals (cash flows) before the effects of management fees, incentive fees allocated to the general partner, or other fees and expenses. Returns for credit funds are calculated for all funds and accounts in the respective strategies excluding assets for Athene, Athora and certain other entities where we manage or may manage a significant portion of the total company assets. Returns of CLOs represent the gross returns on assets. Returns over multiple periods are calculated by geometrically linking each period’s return over time;
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
“net IRR” of a real assets fund represents the cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of March 31, 2019 or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
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
“private equity fund appreciation (depreciation)” refers to gain (loss) and income for the traditional private equity funds (as defined below), Apollo Natural Resources Partners, L.P. (“ANRP I”), Apollo Natural Resources Partners II, L.P. (“ANRP II”), Apollo Special Situations Fund, L.P., AION Capital Partners Limited (“AION”) and Apollo Hybrid Value Fund, L.P. (together with its parallel funds and alternative investment vehicles, “Hybrid Value Fund”) for the periods presented on a total return basis before giving effect to fees and expenses. The performance percentage is determined by dividing (a) the change in the fair value of investments over the period presented, minus the change in invested capital over the period presented, plus the realized value for the period presented, by (b) the beginning unrealized value for the period presented plus the change in invested capital for the period presented. Returns over multiple periods are calculated by geometrically linking each period’s return over time;
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

PART I—FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
AS OF MARCH 31, 2019 AND DECEMBER 31, 2018
(dollars in thousands, except share data)

	As of March 31, 2019	As of December 31, 2018
Assets:
Cash and cash equivalents	$720,253	$609,747
Restricted cash	3,450	3,457
U.S. Treasury securities, at fair value	707,316	392,932
Investments (includes performance allocations of $1,049,297 and $912,182 as of March 31, 2019 and December 31, 2018, respectively)	2,946,087	2,722,612
Assets of consolidated variable interest entities:
Cash and cash equivalents	47,641	49,671
Investments, at fair value	1,171,460	1,175,677
Other assets	54,796	65,543
Incentive fees receivable	—	6,792
Due from related parties	380,952	378,108
Deferred tax assets, net	291,607	306,094
Other assets	206,241	192,169
Lease assets	102,845	—
Goodwill	88,852	88,852
Total Assets	$6,721,500	$5,991,654
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$83,766	$70,878
Accrued compensation and benefits	60,553	73,583
Deferred revenue	183,458	111,097
Due to related parties	391,711	425,435
Profit sharing payable	520,864	452,141
Debt	1,903,862	1,360,448
Liabilities of consolidated variable interest entities:
Debt, at fair value	845,866	855,461
Other liabilities	71,076	78,977
Other liabilities	108,920	111,794
Lease liabilities	109,184	—
Total Liabilities	4,279,260	3,539,814
Commitments and Contingencies (see note 15)
Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Series A Preferred shares, 11,000,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018	264,398	264,398
Series B Preferred shares, 12,000,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018	289,815	289,815
Class A shares, no par value, unlimited shares authorized, 201,375,418 and 201,400,500 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Additional paid in capital	1,144,664	1,299,418
Accumulated deficit	(372,576)	(473,276)
Accumulated other comprehensive loss	(4,810)	(4,159)
Total Apollo Global Management, LLC shareholders’ equity	1,321,491	1,376,196
Non-Controlling Interests in consolidated entities	273,145	271,522
Non-Controlling Interests in Apollo Operating Group	847,604	804,122
Total Shareholders’ Equity	2,442,240	2,451,840
Total Liabilities and Shareholders’ Equity	$6,721,500	$5,991,654
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Management fees	$380,026	$286,726
Advisory and transaction fees, net	19,569	13,551
Investment income (loss):
Performance allocations	251,497	(124,165)
Principal investment income (loss)	26,025	(12,994)
Total investment income (loss)	277,522	(137,159)
Incentive fees	660	3,785
Total Revenues	677,777	166,903
Expenses:
Compensation and benefits:
Salary, bonus and benefits	119,163	115,826
Equity-based compensation	45,077	35,525
Profit sharing expense	123,447	(12,277)
Total compensation and benefits	287,687	139,074
Interest expense	19,108	13,797
General, administrative and other	71,662	61,677
Placement fees	(440)	327
Total Expenses	378,017	214,875
Other Income (Loss):
Net gains (losses) from investment activities	18,829	(67,133)
Net gains from investment activities of consolidated variable interest entities	9,466	6,532
Interest income	7,076	3,559
Other income, net	90	4,246
Total Other Income (Loss)	35,461	(52,796)
Income (loss) before income tax provision	335,221	(100,768)
Income tax provision	(19,654)	(8,580)
Net Income (Loss)	315,567	(109,348)
Net (income) loss attributable to Non-Controlling Interests	(166,510)	51,086
Net Income (Loss) Attributable to Apollo Global Management, LLC	149,057	(58,262)
Net income attributable to Series A Preferred Shareholders	(4,383)	(4,383)
Net income attributable to Series B Preferred Shareholders	(4,781)	—
Net Income (Loss) Attributable to Apollo Global Management, LLC Class A Shareholders	$139,893	$(62,645)
Distributions Declared per Class A Share	$0.56	$0.66
Net Income (Loss) Per Class A Share:
Net Income (Loss) Available to Class A Share – Basic	$0.67	$(0.34)
Net Income (Loss) Available to Class A Share – Diluted	$0.67	$(0.34)
Weighted Average Number of Class A Shares Outstanding – Basic	200,832,323	198,432,603
Weighted Average Number of Class A Shares Outstanding – Diluted	200,832,323	198,432,603

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2019	2018
Net Income (Loss)	$315,567	$(109,348)
Other Comprehensive Income (Loss), net of tax:
Currency translation adjustments, net of tax	(7,001)	5,020
Net gain from change in fair value of cash flow hedge instruments	26	27
Net loss on available-for-sale securities	(82)	(41)
Total Other Comprehensive Income (Loss), net of tax	(7,057)	5,006
Comprehensive Income (Loss)	308,510	(104,342)
Comprehensive (Income) Loss attributable to Non-Controlling Interests	(160,104)	47,074
Comprehensive Income (Loss) Attributable to Apollo Global Management, LLC	$148,406	$(57,268)

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Series A Preferred Shares	Series B Preferred Shares	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Apollo Global Management, LLC Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2018	195,267,669	1	$264,398	$—	$1,579,797	$(379,460)	$(1,809)	$1,462,926	$140,086	$1,294,784	$2,897,796
Adoption of new accounting guidance	—	—	—	—	—	(8,149)	—	(8,149)	—	(11,210)	(19,359)
Dilution impact of issuance of Class A shares	—	—	—	—	104	—	—	104	—	—	104
Equity issued in connection with Preferred shares offering	—	—	—	289,815	—	—	—	289,815	—	—	289,815
Capital increase related to equity-based compensation	—	—	—	—	28,312	—	—	28,312	—	—	28,312
Capital contributions	—	—	—	—	—	—	—	—	143,928	—	143,928
Distributions	—	—	(4,383)	—	(138,407)	—	—	(142,790)	(2,111)	(133,689)	(278,590)
Payments related to issuances of Class A shares for equity-based awards	1,879,695	—	—	—	—	(31,518)	—	(31,518)	—	—	(31,518)
Repurchase of Class A shares	(777,310)	—	—	—	(26,444)	—	—	(26,444)	—	—	(26,444)
Exchange of AOG Units for Class A shares	5,180,600	—	—	—	39,882	—	—	39,882	—	(32,828)	7,054
Net income (loss)	—	—	4,383	—	—	(62,645)	—	(58,262)	5,979	(57,065)	(109,348)
Currency translation adjustments, net of tax	—	—	—	—	—	—	1,001	1,001	2,975	1,044	5,020
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	13	13	—	14	27
Net loss on available-for-sale securities	—	—	—	—	—	—	(20)	(20)	—	(21)	(41)
Balance at March 31, 2018	201,550,654	1	$264,398	$289,815	$1,483,244	$(481,772)	$(815)	$1,554,870	$290,857	$1,061,029	$2,906,756
Balance at January 1, 2019	201,400,500	1	$264,398	$289,815	$1,299,418	$(473,276)	$(4,159)	$1,376,196	$271,522	$804,122	$2,451,840
Capital increase related to equity-based compensation	—	—	—	—	34,024	—	—	34,024	—	—	34,024
Distributions	—	—	(4,383)	(4,781)	(118,304)	—	—	(127,468)	(1,373)	(113,258)	(242,099)
Payments related to issuances of Class A shares for equity-based awards	2,202,200	—	—	—	1,392	(39,193)	—	(37,801)	—	—	(37,801)
Repurchase of Class A shares	(2,327,282)	—	—	—	(72,316)	—	—	(72,316)	—	—	(72,316)
Exchange of AOG Units for Class A shares	100,000	—	—	—	450	—	—	450	—	(368)	82
Net income	—	—	4,383	4,781	—	139,893	—	149,057	8,662	157,848	315,567
Currency translation adjustments, net of tax	—	—	—	—	—	—	(623)	(623)	(5,666)	(712)	(7,001)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	13	13	—	13	26
Net loss on available-for-sale securities	—	—	—	—	—	—	(41)	(41)	—	(41)	(82)
Balance at March 31, 2019	201,375,418	1	$264,398	$289,815	$1,144,664	$(372,576)	$(4,810)	$1,321,491	$273,145	$847,604	$2,442,240

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$315,567	$(109,348)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	45,077	35,525
Depreciation and amortization	3,644	3,877
Unrealized (gains) losses from investment activities	(16,917)	69,018
Principal investment (income) loss	(26,025)	12,994
Performance allocations	(251,497)	124,165
Change in fair value of contingent obligations	3,328	466
Deferred taxes, net	15,032	6,958
Non-cash lease expense	6,666	—
Other non-cash amounts included in net income, net	(6,427)	(7,540)
Cash flows due to changes in operating assets and liabilities:
Incentive fees receivable	6,792	576
Due from related parties	(4,527)	(63,841)
Accounts payable and accrued expenses	12,888	12,675
Accrued compensation and benefits	(13,030)	(1,985)
Deferred revenue	73,203	17,978
Due to related parties	(1,285)	3,668
Profit sharing payable	66,710	(48,068)
Other assets and other liabilities, net	(13,153)	(9,037)
Lease liability	(7,056)	—
Cash distributions of earnings from principal investments	12,956	22,299
Cash distributions of earnings from performance allocations	81,482	148,658
Satisfaction of contingent obligations	(1,315)	(2,564)
Apollo Fund and VIE related:
Net realized and unrealized gains from investing activities and debt	(8,994)	(6,668)
Purchases of investments	(80,004)	(228,807)
Proceeds from sale of investments	77,099	72,229
Changes in other assets and other liabilities, net	1,887	(11,701)
Net Cash Provided by Operating Activities	$292,101	$41,527
Cash Flows from Investing Activities:
Purchases of fixed assets	$(4,898)	$(2,174)
Proceeds from sale of investments	1,059	28,315
Purchase of investments	(15,048)	(57,903)
Purchase of U.S. Treasury securities	(541,530)	(59,529)
Proceeds from maturities of U.S. Treasury securities	229,322	200,000
Cash contributions to principal investments	(62,727)	(36,455)
Cash distributions from principal investments	19,556	24,916
Issuance of related party loans	(450)	—
Other investing activities	108	45
Net Cash (Used in) Provided by Investing Activities	$(374,608)	$97,215
Cash Flows from Financing Activities:
Principal repayments of debt	$(29)	$(300,000)
Issuance of Preferred shares, net of issuance costs	—	289,815
Distributions to Preferred Shareholders	(9,164)	(4,383)
Issuance of debt	550,000	299,676
Purchase of Class A shares	(72,316)	(40,823)
Payments related to deliveries of Class A shares for RSUs	(39,193)	(31,518)
Distributions paid	(118,304)	(138,407)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(113,258)	(133,689)
Other financing activities	(6,760)	(3,352)
Apollo Fund and VIE related:
Principal repayment of debt	—	(1,073)
Distributions paid to Non-Controlling Interests in consolidated entities	—	(671)
Contributions from Non-Controlling Interests in consolidated entities	—	144,610
Net Cash Provided by Financing Activities	$190,976	$80,185
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	108,469	218,927
Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities, Beginning of Period	662,875	848,060
Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities, End of Period	$771,344	$1,066,987
Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,991	$4,234
Interest paid by consolidated variable interest entities	3,599	4,457
Income taxes paid	2,639	3,750
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash distributions from principal investments	$—	$(24,185)
Non-cash purchases of other investments, at fair value	—	194,003
Non-cash sales of other investments, at fair value	—	(46,623)
Supplemental Disclosure of Non-Cash Financing Activities:
Capital increases related to equity-based compensation	$34,024	$28,312
Issuance of restricted shares	1,392	—
Other non-cash financing activities	—	104
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$546	$47,009
Due to related parties	(464)	(39,955)
Additional paid in capital	(82)	(7,054)
Non-Controlling Interest in Apollo Operating Group	368	32,828

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities to the Condensed Consolidated Statements of Financial Condition:
Cash and cash equivalents	$720,253	$988,287
Restricted cash	3,450	3,902
Cash held at consolidated variable interest entities	47,641	74,798
Total Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$771,344	$1,066,987

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

•
Real assets—primarily invests in (i) real estate equity and infrastructure equity for the acquisition and recapitalization of real estate and infrastructure assets, portfolios, platforms and operating companies, (ii) real estate and infrastructure debt including first mortgage and mezzanine loans, preferred equity and commercial mortgage backed securities and (iii) European performing and non-performing loans, and unsecured consumer loans.

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
As of March 31, 2019, the Company owned, through six intermediate holding companies, 49.9% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly owned subsidiaries.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and certain of the Company’s other partners (the “Contributing Partners”) indirectly beneficially own interests in each of the entities that comprise the Apollo Operating Group (“AOG Units”). As of March 31, 2019, Holdings owned the remaining 50.1% of the economic interests in the Apollo Operating Group. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP for interim financial information and instructions to the Quarterly Report on Form 10-Q. The condensed consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting only of normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the annual financial statements included in the 2018 Annual Report.
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
Cash and Cash Equivalents
Apollo considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include money market funds and U.S. Treasury securities with original maturities of three months or less when purchased. Interest income from cash and cash equivalents is recorded in interest income in the condensed consolidated statements of operations. The carrying values of the money market funds and U.S. Treasury securities were $215.3 million and $231.8 million as of March 31, 2019 and December 31, 2018, respectively, which approximate their fair

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

values due to their short-term nature and are categorized as Level I within the fair value hierarchy. Substantially all of the Company’s cash on deposit is in interest bearing accounts with major financial institutions and exceed insured limits.
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
Leases
The Company determines if an arrangement is a lease or contains a lease at inception. Operating leases are included in lease assets and lease liabilities in the condensed consolidated statements of financial condition. The Company does not have any finance leases.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease assets and lease liabilities are recognized at the date of commencement of the lease (the “commencement date”) based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its derived incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. The determination of an appropriate incremental borrowing rate requires judgment. The Company determined its incremental borrowing rate based on consideration of market conditions, the Company’s overall creditworthiness, and recent debt and preferred equity issuances. The Company adjusts its rate accordingly based on the term of the leases.
Lease assets also include any lease payments made (e.g. pre-paid rent) and are reduced by any deferred rent liabilities arising from lease escalation provisions and lease incentives within the Company’s lease agreements. Accordingly, as of March 31, 2019, the difference between lease assets and lease liabilities represents the Company’s deferred rent liabilities that are netted against the lease asset amount. Certain lease agreements contain lease escalation or lease incentive provisions based on the terms of the arrangement with the landlord. Lease escalations and lease incentives, if any, are recognized on a straight-line basis over the lease term. The Company’s lease agreements may also include options to extend or terminate the lease. Options to extend would not be included in the lease term until it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term and is recorded within general, administrative and other in the condensed consolidated statements of operations. The Company has lease agreements with non-lease components (e.g. estimated operating expenses associated with the lease), which are accounted for separately.
Other Assets
Other assets primarily includes fixed assets, net, deferred equity-based compensation and prepaid expenses. As of March 31, 2019, presentation of intangible assets, net was combined with other assets on the condensed consolidated statements of financial condition and the prior period was recast to conform to the current presentation.
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
Additionally, Apollo earns advisory fees pursuant to the terms of the advisory agreements with certain of the portfolio companies that are owned by the funds Apollo manages. When Apollo receives a payment from a portfolio company that exceeds the advisory fees earned at that point in time, the excess payment is recorded as deferred revenue in the condensed consolidated statements of financial condition. The advisory agreements with the portfolio companies vary in duration and the associated fees are received monthly, quarterly or annually. Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $38.2 million of revenue recognized during the three months ended March 31, 2019 that was previously deferred as of January 1, 2019.
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
The Company has concluded that its management fees, advisory and transaction fees, and incentive fees are within the scope of the new revenue guidance. For incentive fees, the new revenue guidance delays the timing of certain revenues compared to the prior accounting treatment. These amounts were previously recognized in carried interest income in the condensed consolidated statements of operations and are now recognized within a separate line, incentive fees.
Effective January 1, 2018, the Company implemented a change in accounting principle for performance allocations to be accounted for under guidance applicable to equity method investments, and therefore not within the scope of the new revenue guidance. The accounting change does not change the timing or amount of revenue recognized related to performance allocation arrangements. These amounts were previously recognized within carried interest income in the condensed consolidated statements of operations and carried interest receivable within the condensed consolidated statements of financial condition. As a result of the change in accounting principle, the Company recognizes performance allocations within investment income along with the related principal investment income (as further described below) in the condensed consolidated statements of operations and within the investments line in the condensed consolidated statements of financial condition. The Company applied this change in accounting principle on a full retrospective basis.
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
Profit sharing amounts are generally not paid until the related performance revenue is distributed to the general partner upon realization of the fund’s investments. Under certain profit sharing arrangements, the Company requires that a portion of certain of the performance revenues distributed to its employees be used to purchase Class A restricted shares issued under the Company’s 2007 Omnibus Equity Incentive Plan (the “2007 Equity Plan”). Prior to distribution of the performance revenue, the Company records the value of the equity-based awards expected to be granted in other assets and other liabilities within the condensed consolidated statements of financial condition. Such equity-based awards are recorded as equity-based compensation expense over the relevant service period once granted.
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
Recent Accounting Pronouncements
Recently Issued Accounting Standards Effective on January 1, 2019
In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use lease assets and lease liabilities on the statements of financial condition. The most significant among the changes in the standard is the recognition of right-of-use lease assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objectives of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
The Company adopted the standard effective January 1, 2019 under the simplified transition method. The simplified transition method allows companies to forgo the comparative reporting requirements initially required under the modified retrospective transition approach and apply the new guidance prospectively. The Company also elected to use the practical expedients available under the standard whereby the Company would not need to reassess whether an arrangement is or contains a lease, lease classification, and the accounting for initial direct costs.
The adoption of the standard had an impact on the Company’s condensed consolidated statements of financial condition but did not have an impact on the Company’s condensed consolidated statements of operations, condensed consolidated statements of cash flows or beginning accumulated deficit. The most significant impact was the recognition of right-of-use lease assets and lease liabilities for operating leases. Refer to the condensed consolidated statements of financial condition and note 8 for further information on the impact of the adoption of the standard on the Company’s condensed consolidated financial statements.
Recently Issued Accounting Standards Effective on January 1, 2020
In January 2017, the FASB issued guidance to simplify the test for goodwill impairment. The new guidance removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment (Step 2). Under the new guidance, a goodwill impairment is calculated as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in the reporting unit. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be performed prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The guidance is not expected to have a material impact on the condensed consolidated financial statements of the Company.
3. INVESTMENTS
The following table presents Apollo’s investments:

	As of March 31, 2019	As of December 31, 2018
Investments, at fair value	$933,275	$900,959
Equity method investments	963,515	909,471
Performance allocations	1,049,297	912,182
Total Investments	$2,946,087	$2,722,612
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
As of March 31, 2019 and for the three months ended March 31, 2019, no equity method investment held by Apollo met the significance criteria as defined by the SEC. Although the following disclosure is not required by the significance criteria for the three months ended March 31, 2019, the Company chose to continue to include this information as it was disclosed in its 2018 Annual Report. The following table presents summarized financial information of Athene Holding:

	For the Three Months Ended March 31,
	2019(1)	2018

Statements of Operations
Revenues	$1,154	$1,011
Expenses	1,301	689
Income (loss) before income tax provision (benefit)	(147)	322
Income tax provision (benefit)	(43)	45
Net income (loss)	$(104)	$277

(1)
The financial information for the three months ended March 31, 2019 is presented a quarter in arrears and reflects the financial information for the three months ended December 31, 2018, which represents the latest available financial information as of the date of this report.

Net Gains (Losses) from Investment Activities
The following table presents the realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	For the Three Months Ended March 31,
	2019	2018
Realized gains (losses) on sales of investments, net	$(137)	$66
Net change in unrealized gains (losses) due to changes in fair value	18,966	(67,199)
Net gains (losses) from investment activities	$18,829	$(67,133)
Equity Method Investments
Apollo’s equity method investments include its investments in the credit, private equity and real assets funds it manages, which are not consolidated, but in which the Company exerts significant influence. Apollo’s share of net income generated by these investments is recorded in principal investment income (loss) in the condensed consolidated statements of operations.
Equity method investments consisted of the following:

	Equity Held as of
	March 31, 2019	(4)	December 31, 2018	(4)
Credit(2)	$289,341		$279,888
Private Equity(1)	584,387		534,818
Real Assets	89,787		94,765
Total equity method investments(3)	$963,515		$909,471

(1)
The equity method investment in Fund VIII was $362.0 million and $356.6 million as of March 31, 2019 and December 31, 2018, respectively, representing an ownership percentage of 2.2% and 2.2% as of March 31, 2019 and December 31, 2018, respectively.

(2)
The equity method investment in AINV was $52.6 million and $53.9 million as of March 31, 2019 and December 31, 2018, respectively. The value of the Company’s investment in AINV was $44.8 million and $36.7 million based on the quoted market price of AINV as of March 31, 2019 and December 31, 2018, respectively.

(3)	Certain funds invest across multiple segments. The presentation in the table above is based on the classification of the majority of such funds’ investments.

(4)	Some amounts included are a quarter in arrears.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Performance Allocations
Performance allocations from credit, private equity and real assets funds consisted of the following:

	As of March 31, 2019	As of December 31, 2018
Credit	$286,343	$241,896
Private Equity	617,138	520,892
Real Assets	145,816	149,394
Total performance allocations	$1,049,297	$912,182
The table below provides a roll forward of the performance allocations balance:

	Credit	Private Equity	Real Assets	Total
Performance allocations, January 1, 2019	$241,896	$520,892	$149,394	$912,182
Change in fair value of funds	66,834	155,618	(3,855)	218,597
Fund distributions to the Company	(22,387)	(59,372)	277	(81,482)
Performance allocations, March 31, 2019	$286,343	$617,138	$145,816	$1,049,297
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
4. PROFIT SHARING PAYABLE
Profit sharing payable consisted of the following:

	As of March 31, 2019	As of December 31, 2018
Credit	$199,478	$178,093
Private Equity	255,953	205,617
Real Assets	65,433	68,431
Total profit sharing payable	$520,864	$452,141
The table below provides a roll forward of the profit sharing payable balance:

	Credit	Private Equity	Real Assets	Total
Profit sharing payable, January 1, 2019	$178,093	$205,617	$68,431	$452,141
Profit sharing expense	36,019	74,585	(2,137)	108,467
Payments/other	(14,634)	(24,249)	(861)	(39,744)
Profit sharing payable, March 31, 2019	$199,478	$255,953	$65,433	$520,864
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
The assets of consolidated CLOs are not available to creditors of the Company. In addition, the investors in these consolidated CLOs have no recourse against the assets of the Company. The Company measures both the financial assets and the financial liabilities of the CLOs using the fair value of the financial assets as further described in note 2. The Company has elected the fair value option for financial instruments held by its consolidated CLOs, which includes investments in loans and corporate bonds, as well as debt obligations and contingent obligations held by such consolidated CLOs. Other assets include amounts due from brokers and interest receivables. Other liabilities include payables for securities purchased, which represent open trades within the consolidated CLOs and primarily relate to corporate loans that are expected to settle within 60 days. As of March 31, 2019 and December 31, 2018, the Company held investments of $43.2 million and $44.2 million, respectively, in consolidated foreign currency denominated CLOs, which eliminate in consolidation.
Net Gains from Investment Activities of Consolidated Variable Interest Entities
The following table presents net gains from investment activities of the consolidated VIEs:

	For the Three Months Ended March 31,
	2019	(1)	2018	(1)
Net gains from investment activities	$17,982		$5,322
Net gains (losses) from debt	(8,936)		1,350
Interest and other income	4,961		9,579
Interest and other expenses	(4,541)		(9,719)
Net gains from investment activities of consolidated variable interest entities	$9,466		$6,532

(1)	Amounts reflect consolidation eliminations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Senior Secured Notes, Subordinated Notes and Secured Borrowings
Included within debt are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs:

	As of March 31, 2019				As of December 31, 2018
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)	$752,300	1.67%		10.9	$768,860	1.67%		11.2
Subordinated Notes(2)	93,625	N/A	(1)	21.2	95,686	N/A	(1)	21.4
Secured Borrowings(2)(3)	18,976	3.96%		8.6	18,976	3.42%		8.8
Total	$864,901				$883,522

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.

(2)
The debt of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. The fair value of the debt and collateralized assets of the Senior Secured Notes, Subordinated Notes and Secured Borrowings are presented below:

	As of March 31, 2019	As of December 31, 2018
Debt, at fair value	$845,866	$855,461
Collateralized assets	$1,273,897	$1,290,891

(3)
Secured borrowings consist of a consolidated VIE’s obligation through a repurchase agreement redeemable at maturity with a third party lender. The fair value of the secured borrowings as of March 31, 2019 and December 31, 2018 was $19.0 million and $19.0 million, respectively.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of March 31, 2019, the Company was not aware of any instances of non-compliance with any of these covenants.
As of March 31, 2019, the contractual maturities for debt of the consolidated VIEs is greater than 5 years.
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

	As of March 31, 2019	As of December 31, 2018
Assets:
Cash	$295,700	$404,660
Investments	5,092,299	4,919,118
Receivables	93,195	126,873
Total Assets	$5,481,194	$5,450,651

Liabilities:
Debt and other payables	$3,230,343	$3,673,219
Total Liabilities	$3,230,343	$3,673,219

Apollo Exposure(1)	$248,731	$244,894

(1)
Represents Apollo’s direct investment in those entities in which Apollo holds a significant variable interest and certain other investments. Additionally, cumulative performance allocations are subject to reversal in the event of future losses, as discussed in note 15.

6. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of March 31, 2019
	Level I	Level II	Level III		Total	Cost
Assets
U.S. Treasury securities, at fair value	$707,316	$—	$—		$707,316	$697,589
Investments, at fair value:
Investment in Athene Holding	780,360	—	—		780,360	592,561
Other investments	—	43,564	109,351	(1)	152,915	138,368
Total investments, at fair value	780,360	43,564	109,351		933,275	730,929
Investments of VIEs, at fair value	—	875,636	293,448		1,169,084
Investments of VIEs, valued using NAV	—	—	—		2,376
Total investments of VIEs, at fair value	—	875,636	293,448		1,171,460
Derivative assets(2)	—	373	—		373
Total Assets	$1,487,676	$919,573	$402,799		$2,812,424

Liabilities
Liabilities of VIEs, at fair value	$—	$845,866	$—		$845,866
Contingent consideration obligations(3)	—	—	76,500		76,500
Derivative liabilities(2)	—	320	—		320
Total Liabilities	$—	$846,186	$76,500		$922,686

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

(1)
Other investments as of March 31, 2019 and December 31, 2018 excludes $17.8 million and $17.0 million, respectively, of performance allocations classified as Level III related to certain investments for which the Company has elected the fair value option. The Company’s policy is to account for performance allocations as investments.

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
The following tables summarize the changes in financial assets measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended March 31, 2019
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$96,370	$295,987	$392,357
Purchases	15,048	—	15,048
Sale of investments/distributions	(1,059)	—	(1,059)
Changes in net unrealized gains	1,818	7,920	9,738
Cumulative translation adjustment	(2,044)	(6,343)	(8,387)
Transfer out of Level III(1)	(782)	(4,116)	(4,898)
Balance, End of Period	$109,351	$293,448	$402,799
Change in net unrealized gains included in principal investment income related to investments still held at reporting date	$1,818	$—	$1,818
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	7,920	7,920

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended March 31, 2018
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$35,701	$132,348	$168,049
Purchases	65,762	142,487	208,249
Sale of investments/distributions	(28,315)	(11,661)	(39,976)
Net realized gains (losses)	413	(1,160)	(747)
Changes in net unrealized gains (losses)	(215)	8,909	8,694
Cumulative translation adjustment	1,686	3,554	5,240
Transfer into Level III(1)	—	18,783	18,783
Transfer out of Level III(1)	(17,740)	—	(17,740)
Balance, End of Period	$57,292	$293,260	$350,552
Change in net unrealized losses included in principal investment income related to investments still held at reporting date	$(217)	$—	$(217)
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	6,950	6,950

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

The following table summarizes the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended March 31,
	2019	2018
	Contingent Consideration Obligations	Liabilities of Consolidated VIEs & Apollo Funds	Contingent Consideration Obligations	Total
Balance, Beginning of Period	$74,487	$12,620	$92,600	$105,220
Payments	(1,315)	(12,620)	(2,564)	(15,184)
Changes in net unrealized (gains) losses(1)	3,328	—	464	464
Balance, End of Period	$76,500	$—	$90,500	$90,500

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.
The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy:

	As of March 31, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Other investments	$4,723	Third Party Pricing	N/A	N/A	N/A
	104,628	Discounted cash flow	Discount rate	15.0% - 16.0%	15.6%
Investments of consolidated VIEs:
Equity securities	293,448	Book value multiple	Book value multiple	0.64x	0.64x
		Discounted cash flow	Discount rate	13.8%	13.8%
Total Financial Assets	$402,799
Financial Liabilities
Contingent consideration obligation	$76,500	Discounted cash flow	Discount rate	16.8%	16.8%
Total Financial Liabilities	$76,500

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
Fair Value Measurement of Investment in Athene Holding
As of March 31, 2019 and December 31, 2018, the fair value of Apollo’s Level I investment in Athene Holding was calculated using the closing market price of Athene Holding shares of $40.80 and $39.83, respectively.
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
Consolidated VIEs
Investments
As of March 31, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurement of the equity securities include the discount rate applied and the book value multiples applied in the valuation models. These unobservable inputs in isolation can cause significant increases or decreases in fair value. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. When a comparable multiple model is used to determine fair value, the comparable multiples are generally multiplied by the underlying companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) to establish the total enterprise value of the company. The comparable multiple is determined based on the implied trading multiple of public industry peers.
Liabilities
As of March 31, 2019 and December 31, 2018, the debt obligations of the consolidated CLOs were measured on the basis of the fair value of the financial assets of the CLOs as the financial assets were determined to be more observable and, as a result, categorized as Level II in the fair value hierarchy.
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
Market Approach
The market approach is driven by current market conditions, including actual trading levels of similar companies and, to the extent available, actual transaction data of similar companies. Judgment is required by management when assessing which companies are similar to the subject company being valued. Consideration may also be given to any of the following factors: (1) the subject company’s historical and projected financial data; (2) valuations given to comparable companies; (3) the size and scope of the subject company’s operations; (4) the subject company’s individual strengths and weaknesses; (5) expectations relating to the market’s receptivity to an offering of the subject company’s securities; (6) applicable restrictions on transfer; (7) industry and market information; (8) general economic and market conditions; and (9) other factors deemed relevant. Market approach valuation models typically employ a multiple that is based on one or more of the factors described above. Enterprise value as a multiple of EBITDA is common and relevant for most companies and industries, however, other industry specific multiples are employed where available and appropriate. Sources for gaining additional knowledge related to comparable companies include public filings, annual reports, analyst research reports, and press releases. Once a comparable company set is determined, Apollo reviews certain aspects of the subject company’s performance and determines how its performance compares to the group and to certain individuals in the group. Apollo compares certain measurements such as EBITDA margins, revenue growth over certain time periods, leverage ratios and growth opportunities. In addition, Apollo compares our entry multiple and its relation to the comparable set at the time of acquisition to understand its relation to the comparable set on each measurement date.
Income Approach
For investments where the market approach does not provide adequate fair value information, Apollo relies on the income approach. The income approach is also used to validate the market approach within our private equity funds. The income approach provides an indication of fair value based on the present value of cash flows that a business or security is expected to generate in the future. The most widely used methodology for the income approach is a discounted cash flow method. Inherent in

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

the discounted cash flow method are significant assumptions related to the subject company’s expected results, the determination of a terminal value and a calculated discount rate, which is normally based on the subject company’s weighted average cost of capital, or “WACC.” The WACC represents the required rate of return on total capitalization, which is comprised of a required rate of return on equity, plus the current tax-effected rate of return on debt, weighted by the relative percentages of equity and debt that are typical in the industry. The most critical step in determining the appropriate WACC for each subject company is to select companies that are comparable in nature to the subject company and the credit quality of the subject company. Sources for gaining additional knowledge about the comparable companies include public filings, annual reports, analyst research reports, and press releases. The general formula then used for calculating the WACC considers the after-tax rate of return on debt capital and the rate of return on common equity capital, which further considers the risk-free rate of return, market beta, market risk premium and small stock premium, if applicable. The variables used in the WACC formula are inferred from the comparable market data obtained. The Company evaluates the comparable companies selected and concludes on WACC inputs based on the most comparable company or analyzes the range of data for the investment.
Debt securities that are not publicly traded or whose market prices are not readily available are valued at fair value utilizing a model based approach to determine fair value. Valuation approaches used to estimate the fair value of hybrid capital investments also may include the market approach and the income approach, as previously described above. The valuation approaches used consider, as applicable, market risks, credit risks, counterparty risks and foreign currency risks.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

7. OTHER ASSETS
Other assets consisted of the following:

	As of March 31, 2019	As of December 31, 2018
Fixed assets	$111,977	$109,039
Less: Accumulated depreciation and amortization	(91,207)	(89,049)
Fixed assets, net	20,770	19,990
Deferred equity-based compensation(1)	87,328	80,443
Prepaid expenses	55,664	49,648
Intangible assets, net	19,373	18,899
Tax receivables	10,199	10,464
Other	12,907	12,725
Total Other Assets	$206,241	$192,169

(1)
Deferred equity-based compensation relates to the value of equity-based awards that have been or are expected to be granted in connection with the settlement of certain profit sharing arrangements. A corresponding amount for awards expected to be granted of $64.2 million and $54.5 million, as of March 31, 2019 and December 31, 2018, respectively, is included in other liabilities on the condensed consolidated statements of financial condition.

Depreciation expense was $2.3 million and $2.1 million for the three months ended March 31, 2019 and 2018, respectively, and is presented as a component of general, administrative and other expense in the condensed consolidated statements of operations.
8. LEASES
Apollo has operating leases for office space, data centers, and certain equipment under various lease agreements.
The table below presents operating lease expenses:

	For the Three Months Ended March 31,
	2019	2018
Operating lease cost	$8,993	$9,185
The following table presents supplemental cash flow information related to operating leases:

	For the Three Months Ended March 31,
	2019	2018
Operating cash flows for operating leases	$9,384	$9,269

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

As of March 31, 2019, the Company’s total lease payments by maturity are presented in the following table:

Operating Leases
Remaining 2019	$26,335
2020	19,105
2021	14,384
2022	11,690
2023	10,587
Thereafter	41,326
Total lease payments	$123,427
Less imputed interest	(14,243)
Present value of lease payments	$109,184
The Company has undiscounted future operating lease payments of $418.2 million related to leases that have not commenced that were entered into as of and subsequent to March 31, 2019. Such lease payments are not yet included in the table above or the Company’s condensed consolidated statements of financial condition as lease assets and lease liabilities. These operating leases are anticipated to commence between fiscal years 2019 and 2021 with lease terms of approximately 15 years.
Supplemental information related to leases is as follows:

As of March 31, 2019
Weighted average remaining lease term (in years)	7.3
Weighted average discount rate	3.3%
As of December 31, 2018, the approximate aggregate minimum future payments required for operating leases under U.S. GAAP applicable to that period were as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
Aggregate minimum future payments	$39,970	$25,923	$33,022	$36,243	$35,231	$400,889	$571,278
9. INCOME TAXES
The Company’s income tax provision totaled $19.7 million and $8.6 million for the three months ended March 31, 2019 and 2018, respectively. The Company’s effective income tax rate was 5.9% and (8.5)% for the three months ended March 31, 2019 and 2018, respectively.
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
The primary jurisdictions in which the Company operates are the United States, New York State, New York City, California and the United Kingdom. There are no unremitted earnings with respect to the United Kingdom and other foreign entities due to the flow-through nature of these entities.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of March 31, 2019, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2015 through 2017 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax return of a subsidiary for the 2011 tax year. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2017.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The Company has recorded a deferred tax asset for the future amortization of tax basis intangibles resulting from the 2007 Reorganization. The Company recorded additional deferred tax assets as a result of the step-up in tax basis of intangibles from subsequent exchanges of AOG Units for Class A shares. A related tax receivable agreement liability is recorded in due to related parties in the condensed consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among APO Corp., the Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 14). The benefit the Company obtains from the difference in the tax asset recognized and the related liability results in an increase to additional paid in capital. The amortization period for these tax basis intangibles is 15 years and the deferred tax assets will reverse over the same period.
The table below presents the impact to the deferred tax asset, tax receivable agreement liability and additional paid in capital related to the exchange of AOG Units for Class A shares.

Exchange of AOG Units for Class A shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Three Months Ended March 31, 2019	$546	$464	$82
For the Three Months Ended March 31, 2018	$47,009	$39,955	$7,054
10. DEBT
Debt consisted of the following:

	As of March 31, 2019				As of December 31, 2018
	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate
2024 Senior Notes(1)	$496,675	$502,336	(4)	4.00%	$496,512	$498,736	(4)	4.00%
2026 Senior Notes(1)	496,319	504,888	(4)	4.40	496,191	502,107	(4)	4.40
2029 Senior Notes(1)	544,658	567,160	(4)	4.87	—	—		—
2048 Senior Notes(1)	296,417	298,130	(4)	5.00	296,386	290,714		5.00
2014 AMI Term Facility I(2)	15,297	15,297	(3)	2.00	15,633	15,633	(3)	2.00
2014 AMI Term Facility II(2)	17,276	17,276	(3)	1.75	17,657	17,657	(3)	1.75
2016 AMI Term Facility I(2)	18,925	18,925	(3)	1.30	19,371	19,371	(3)	1.32
2016 AMI Term Facility II(2)	18,295	18,295	(3)	1.40	18,698	18,698	(3)	1.70
Total Debt	$1,903,862	$1,942,307			$1,360,448	$1,362,916

(1)	Includes amortization of note discount, as applicable. Outstanding balance is presented net of unamortized debt issuance costs:

	As of March 31, 2019	As of December 31, 2018
2024 Senior Notes	$2,808	$2,946
2026 Senior Notes	3,365	3,483
2029 Senior Notes	5,343	—
2048 Senior Notes	3,270	3,298

(2)
Apollo Management International LLP (“AMI”), a subsidiary of the Company, entered into several five year credit facilities (collectively referred to as the “AMI Facilities”) to fund the Company’s investment in certain European CLOs it manages.

Facility	Date	Loan Amount
2014 AMI Term Facility I	July 3, 2014	€13,636
2014 AMI Term Facility II	December 9, 2014	€15,400
2016 AMI Term Facility I	January 18, 2016	€16,870
2016 AMI Term Facility II	June 22, 2016	€16,308

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
2018 AMH Credit Facility—On July 11, 2018, AMH as borrower (the “Borrower”) entered into a new credit agreement (the “2018 AMH Credit Facility”) with the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent for the lenders. The 2018 AMH Credit Facility provides for a $750 million revolving credit facility to the Borrower with a final maturity date of July 11, 2023. The 2018 AMH Credit Facility is to remain available until its maturity, and any undrawn revolving commitments bear a commitment fee. The interest rate on the 2018 AMH Credit Facility is based on adjusted LIBOR and the applicable margin as of March 31, 2019 was 1.00%. The commitment fee on the $750 million undrawn 2018 AMH Credit Facility as of March 31, 2019 was 0.09%.
Borrowings under the 2018 AMH Credit Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. The Borrower may incur incremental facilities in respect of the 2018 AMH Credit Facility in an aggregate amount not to exceed $250 million plus additional amounts so long as the Borrower is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. As of March 31, 2019, the 2018 AMH Credit Facility was undrawn.
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
2029 Senior Notes—On February 7, 2019, AMH issued $550 million in aggregate principal amount of its 4.872% Senior Notes due 2029 (the “2029 Senior Notes”), at an issue price of 99.999% of par. Interest on the 2029 Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 2029 Senior Notes will mature on February 15, 2029. The discount is amortized into interest expense on the condensed consolidated statements of operations over the term of the 2029 Senior Notes. The face amount of $550 million related to the 2029 Senior Notes is the amount for which the Company is obligated to settle the 2029 Senior Notes.
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
As of March 31, 2019, the indentures governing the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes and the 2048 Senior Notes (the “Indentures”) include covenants that restrict the ability of AMH and, as applicable, the guarantors of the notes under the Indentures to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries, or merge, consolidate or sell, transfer or lease assets. The Indentures also provide for customary events of default.
The following table presents the interest expense incurred related to the Company’s debt:

	For the Three Months Ended March 31,
	2019	2018
Interest Expense:(1)
2013 AMH Credit Facilities	$—	$1,964
2018 AMH Credit Facility	312	—
2024 Senior Notes	5,163	5,163
2026 Senior Notes	5,628	5,628
2029 Senior Notes	3,915	—
2048 Senior Notes	3,781	667
AMI Term Facilities	309	375
Total Interest Expense	$19,108	$13,797

(1)
Debt issuance costs incurred in connection with the 2013 AMH Credit Facilities, the 2018 AMH Credit Facility, the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes and the 2048 Senior Notes are amortized into interest expense over the term of the debt arrangement.

11. NET INCOME (LOSS) PER CLASS A SHARE
The table below presents basic and diluted net income per Class A share using the two-class method:

	Basic and Diluted
	For the Three Months Ended March 31,
	2019	2018
Numerator:
Net Income (Loss) Attributable to Apollo Global Management, LLC Class A Shareholders	$139,893	$(62,645)
Distributions declared on Class A shares(1)	(113,345)	(133,023)
Distributions on participating securities(2)	(4,959)	(5,384)
Earnings allocable to participating securities	(1,114)	—	(3)
Undistributed income (loss) attributable to Class A shareholders: Basic and Diluted	$20,475	$(201,052)
Denominator:
Weighted average number of Class A shares outstanding: Basic and Diluted	200,832,323	198,432,603
Net Income (Loss) per Class A Share: Basic and Diluted
Distributed Income	$0.56	$0.66
Undistributed Income (Loss)	0.11	(1.00)
Net Income (Loss) per Class A Share: Basic and Diluted(4)	$0.67	$(0.34)

(1)	See note 13 for information regarding the quarterly distributions declared and paid during 2019 and 2018.

(2)	Participating securities consist of vested and unvested RSUs that have rights to distributions and unvested restricted shares.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(3)	No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A shareholders.

(4)	For the three months ended March 31, 2019 and 2018, all of the classes of securities were determined to be anti-dilutive.
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
Holders of AOG Units are subject to the transfer restrictions set forth in the agreements with the respective holders and may, a limited number of times each year, upon notice (subject to the terms of an exchange agreement), exchange their AOG Units for Class A shares on a one-for-one basis. An AOG Unit holder must exchange one unit in each of the Apollo Operating Group partnerships to effectuate an exchange for one Class A share.
Apollo Global Management, LLC has one Class B share outstanding, which is held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the Class B share is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, as discussed above. The Class B share has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or distributions. The Class B share has no distribution or liquidation rights. The Class B share has voting rights on a pari passu basis with the Class A shares. The Class B share represented 52.4% and 52.4% of the total voting power of the Company’s shares entitled to vote as of March 31, 2019 and 2018, respectively.
The following table summarizes the anti-dilutive securities.

	For the Three Months Ended March 31,
	2019	2018
Weighted average vested RSUs	1,349,163	1,176,450
Weighted average unvested RSUs	8,547,527	7,817,506
Weighted average unexercised options	204,167	204,167
Weighted average AOG Units outstanding	202,287,439	204,576,722
Weighted average unvested restricted shares	1,030,796	668,672
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

	For the Three Months Ended March 31,
	2019	2018
Plan Grants:
Discount for the lack of distributions until vested(1)	19.8%	10.5%
Marketability discount for transfer restrictions(2)	4.3%	3.4%
Bonus Grants:
Marketability discount for transfer restrictions(2)	4.3%	2.3%
Performance Grants:
Discount for the lack of distributions until vested(1)	16.7%	N/A
Marketability discount for transfer restrictions(2)	7.0%	N/A

(1)	Based on the present value of a growing annuity calculation.

(2)	Based on the Finnerty Model calculation.
The estimated total grant date fair value for Plan Grants and Bonus Grants is charged to compensation expense on a straight-line basis over the vesting period, which for Plan Grants is generally one to six years, with the first installment vesting one year after grant and quarterly vesting thereafter, and for Bonus Grants is generally annual vesting over three years.
During the three months ended March 31, 2019, the Company awarded Performance Grants of 1.2 million RSUs to certain employees with a grant date fair value of $25.0 million, which vest over time (generally 3 to 5 years) subject to the receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense. In accordance with U.S. GAAP, equity-based compensation expense for these and other Performance Grants will be recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable. Accordingly, for the three months ended March 31, 2019 and March 31, 2018, equity-based compensation expense of $14.6 million and $12.4 million, respectively, was recognized relating to Performance Grants.
Additionally, the Company entered into an agreement in 2018 with several employees under which it expects to grant them RSUs beginning in 2020 if year-over-year growth in certain discretionary earnings metrics is attained prior to grant and they remain employed at the grant date. Once granted, these RSUs will vest based on both continued service and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense. In accordance with U.S. GAAP, equity-based compensation expense for such awards, if and when granted, will be recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable. No equity-based compensation expense was recognized related to these RSUs for the three months ended March 31, 2019.
The fair value of all RSU grants made during the three months ended March 31, 2019 and 2018 was $85.0 million and $160.8 million, respectively.
The following table presents the actual forfeiture rates and equity-based compensation expense recognized:

	For the Three Months Ended March 31,
	2019	2018
Actual forfeiture rate	0.6%	5.9%
Equity-based compensation	$33,753	$30,747

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table summarizes RSU activity:

	Unvested		Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2019	9,839,968		$26.52	2,380,783	12,220,751	(1)
Granted	3,540,951		24.00	—	3,540,951
Forfeited	(62,201)		20.11	(18,524)	(80,725)
Vested	(1,416,248)		29.38	1,416,248	—
Issued	—		23.73	(3,449,719)	(3,449,719)
Balance at March 31, 2019	11,902,470	(2)	$25.46	328,788	12,231,258	(1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.

(2)	RSUs were expected to vest over the weighted average period of 3.4 years.
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
The following table summarizes the management fees, equity-based compensation expense and actual forfeiture rates for the AHL Awards:

	For the Three Months Ended March 31,
	2019	2018
Management fees	$189	$(878)
Equity-based compensation	755	(920)
Actual forfeiture rate	—%	—%
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC:

	For the Three Months Ended March 31, 2019
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs, share options and restricted share awards	$37,943	—%	$—	$37,943
AHL Awards	755	50.1	378	377
Other equity-based compensation awards	6,379	50.1	3,196	3,183
Total equity-based compensation	$45,077		3,574	41,503
Less other equity-based compensation awards(2)			(3,574)	(7,479)
Capital increase related to equity-based compensation			$—	$34,024

	For the Three Months Ended March 31, 2018
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs, share options and restricted share awards	$32,759	—%	$—	$32,759
AHL Awards	(920)	50.1	(461)	(459)
Other equity-based compensation awards	3,686	50.1	1,848	1,838
Total equity-based compensation	$35,525		1,387	34,138
Less other equity-based compensation awards(2)			(1,387)	(5,826)
Capital increase related to equity-based compensation			$—	$28,312

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.
13. EQUITY
Class A Shares
Class A shares represent limited liability company interests in the Company. Holders of Class A shares are entitled to participate in distributions from the Company on a pro rata basis. Class A shareholders do not elect the Company’s manager or the manager’s executive committee and have limited voting rights.
During the three months ended March 31, 2019 and 2018, the Company issued Class A shares in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of Class A shares issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of Class A shares issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment.
In February 2016, Apollo announced its adoption of a program to repurchase up to $250 million in the aggregate of its Class A shares, including up to $150 million in the aggregate of its outstanding Class A shares through a share repurchase program and up to $100 million through net share settlement of equity-based awards granted under the 2007 Equity Plan. In January 2019, Apollo increased its authorized share repurchase amount by $250 million bringing the total authorized repurchase amount to $500 million, which may be used to repurchase outstanding Class A shares as well as to reduce Class A shares to be issued to employees to satisfy associated tax obligations in connection withe the settlement of equity-based awards granted under the the 2007 Equity Plan (or any successor equity plan thereto). Class A shares may be repurchased from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. Apollo is not obligated under the terms of the program to repurchase any of its Class A shares. The

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

repurchase program has no expiration date and may be suspended or terminated by the Company at any time without prior notice. Class A shares repurchased as part of this program will be canceled by the Company.
The table below summarizes the issuance of Class A shares for equity-based awards:

	For the Three Months Ended March 31,
	2019	2018
Class A shares issued in settlement of vested RSUs and share options exercised(1)	3,449,719	2,911,640
Reduction of Class A shares issued(2)	(1,291,150)	(940,168)
Class A shares purchased related to share issuances and forfeitures(3)	(65,183)	(91,777)
Issuance of Class A shares for equity-based awards	2,093,386	1,879,695

(1)
The gross value of shares issued was $104.7 million and $97.8 million for the three months ended March 31, 2019 and 2018, respectively, based on the closing price of a Class A share at the time of issuance.

(2)	Cash paid for tax liabilities associated with net share settlement was $39.2 million and $31.5 million for the three months ended March 31, 2019 and 2018, respectively.

(3)
Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted Class A shares of AGM that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's 2007 Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase Class A shares on the open market and retire them. During the three months ended March 31, 2019 and 2018, we issued 31,235 and 341,214 of such restricted shares and 63,835 and zero of such RSUs under the 2007 Equity Plan, respectively, and repurchased 95,070 and 422,690 Class A shares in open-market transactions not pursuant to a publicly-announced repurchase plan or program, respectively. In addition, there were 1,348 and 10,301 restricted shares forfeited during the three months ended March 31, 2019 and 2018, respectively.

Additionally, during the three months ended March 31, 2019 and 2018, 2,354,001 and 777,310 Class A shares were repurchased in open market transactions as part of the publicly announced share repurchase program adopted in February 2016, respectively, and such shares were subsequently canceled by the Company. The Company paid $69.4 million and $26.4 million for these open market share repurchases during the three months ended March 31, 2019 and 2018, respectively.
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
The table below summarizes the distributions on the Preferred shares:

	For the Three Months Ended March 31,
	2019	2018
Series A Preferred Shares total distribution	$4,383	$4,383
Series B Preferred Shares total distribution	4,781	—
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

Distribution Declaration Date	Distribution per Class A Share	Distribution Payment Date	Distribution to Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 1, 2018	$0.66	February 28, 2018	$133.0	$133.7		$266.7	$5.4
April 12, 2018	—	April 12, 2018	—	50.5	(1)	50.5	—
May 03, 2018	0.38	May 31, 2018	76.6	77.0		153.6	4.1
August 2, 2018	0.43	August 31, 2018	86.5	87.1		173.6	4.2
November 1, 2018	0.46	November 30, 2018	92.6	93.0		185.6	4.4
For the year ended December 31, 2018	$1.93		$388.7	$441.3		$830.0	$18.1
January 31, 2019	$0.56	February 28, 2018	$113.3	$113.3		$226.6	$5.0
For the three months ended March 31, 2019	$0.56		$113.3	$113.3		$226.6	$5.0

(1)
On April 12, 2018, the Company made a $0.25 per AOG Unit pro rata distribution to the Non-Controlling Interest holders in the Apollo Operating Group, in connection with taxes and payments made under the tax receivable agreement. See note 14 for more information regarding the tax receivable agreement.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Non-Controlling Interests
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended March 31,
	2019	2018
Net income attributable to Non-Controlling Interests in consolidated entities:
Interest in management companies and a co-investment vehicle(1)	$1,161	$1,395
Other consolidated entities	7,501	4,584
Net income attributable to Non-Controlling Interests in consolidated entities	$8,662	$5,979

Net income attributable to Non-Controlling Interests in the Apollo Operating Group:
Net income (loss)	$315,567	$(109,348)
Net income attributable to Non-Controlling Interests in consolidated entities	(8,662)	(5,979)
Net income (loss) after Non-Controlling Interests in consolidated entities	306,905	(115,327)
Adjustments:
Income tax provision(2)	19,654	8,580
NYC UBT and foreign tax benefit(3)	(2,048)	(1,556)
Net loss in non-Apollo Operating Group entities	15	86
Net income attributable to Series A Preferred Shareholders	(4,383)	(4,383)
Net income attributable to Series B Preferred Shareholders	(4,781)	—
Total adjustments	8,457	2,727
Net income (loss) after adjustments	315,362	(112,600)
Weighted average ownership percentage of Apollo Operating Group	50.1%	50.7%
Net income (loss) attributable to Non-Controlling Interests in Apollo Operating Group	$157,848	$(57,065)

Net income (loss) attributable to Non-Controlling Interests	$166,510	$(51,086)
Other comprehensive income (loss) attributable to Non-Controlling Interests	(6,406)	4,012
Comprehensive Income (Loss) Attributable to Non-Controlling Interests	$160,104	$(47,074)

(1)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of the credit funds managed by Apollo.

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of March 31, 2019	As of December 31, 2018
Due from Related Parties:
Due from credit funds	$173,352	$153,687
Due from private equity funds	27,348	19,993
Due from real assets funds	36,669	42,471
Due from portfolio companies	62,762	67,740
Due from Contributing Partners, employees and former employees	80,821	94,217
Total Due from Related Parties	$380,952	$378,108
Due to Related Parties:
Due to Managing Partners and Contributing Partners	$286,061	$285,598
Due to credit funds	1,938	3,444
Due to private equity funds	103,349	136,078
Due to real assets funds	363	315
Total Due to Related Parties	$391,711	$425,435
Tax Receivable Agreement and Other
Subject to certain restrictions, each of the Managing Partners and Contributing Partners has the right to exchange his vested AOG Units for the Company’s Class A shares. Certain Apollo Operating Group entities have made an election under Section 754 of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which will result in an adjustment to the tax basis of the assets owned by the Apollo Operating Group at the time of the exchange. These exchanges will result in increases in tax deductions that will reduce the amount of tax that APO Corp. will otherwise be required to pay in the future.
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
As a result of the exchanges of AOG Units for Class A shares during the three months ended March 31, 2019 and 2018, a $0.5 million and $40.0 million liability was recorded, respectively, to estimate the amount of the future expected payments to be made by APO Corp. to the Managing Partners and Contributing Partners pursuant to the tax receivable agreement.
Due from Contributing Partners, Employees and Former Employees
As of March 31, 2019 and December 31, 2018, due from Contributing Partners, Employees and Former Employees includes various amounts due to the Company including employee loans and return of profit sharing distributions. As of March 31, 2019 and December 31, 2018, the balance included interest-bearing employee loans receivable of $16.8 million. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.
The Company recorded a receivable from the Contributing Partners and certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of March 31, 2019 and December 31, 2018 of $51.3 million and $66.3 million, respectively.
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
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions with respect to Fund IV, Fund V and Fund VI, the Company will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. The Company recorded an indemnification liability of $12.5 million and $12.2 million as of March 31, 2019 and December 31, 2018, respectively.
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
There was a general partner obligation to return previously distributed performance allocations related to certain credit funds of $0.3 million and $1.4 million accrued as of March 31, 2019 and December 31, 2018, respectively. There was a general partner obligation to return previously distributed performance allocations related to certain private equity funds of $102.6 million and $135.7 million accrued as of March 31, 2019 and December 31, 2018, respectively.
Athene
Athene Holding was founded in 2009 to capitalize on favorable market conditions in the dislocated life insurance sector. Athene Holding, through its subsidiaries, is a leading retirement services company that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. The products and services offered by Athene include fixed and fixed indexed annuity products, reinsurance services offered to third-party annuity providers; and institutional products, such as funding agreements. Athene Holding became an effective registrant under the Exchange Act on December 9, 2016. Athene Holding is currently listed on the New York Stock Exchange under the symbol “ATH”.
The Company provides asset management and advisory services to Athene, including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence hedging and other asset management services. On September 20, 2018, Athene and Apollo agreed to revise the existing fee arrangements between Athene and Apollo (the “proposed amended fee agreement”). The proposed amended fee agreement remains subject to approval by Athene’s shareholders in 2019 of a bye-law amendment providing that Athene will not elect to terminate the investment management arrangement between Athene and Apollo, except for cause, for a period of four years from the date of the bye-law amendment and thereafter only on each successive two-year anniversary of the expiration of the initial four-year period. Following the approval by Athene’s shareholders, the proposed amended fee agreement would have retroactive effect to the month beginning January 1, 2019. The Company began recording fees under the proposed amended fee agreement on January 1, 2019. The proposed amended fee agreement amends the existing agreement and provides for sub-allocation fees which vary based on portfolio allocation differentiation, as described below.
The proposed amended fee agreement provides for a monthly fee to be payable by Athene to the Company in arrears, with retroactive effect to the month beginning on January 1, 2019, in an amount equal to the following, to the extent not otherwise payable to the Company pursuant to any one or more investment management or sub-advisory agreements or arrangements:

(i)
The Company, through its consolidated subsidiary Athene Asset Management, or AAM, earns a base management fee of 0.225% per year on the aggregate market value of substantially all of the assets in substantially all of the investment accounts of or relating to Athene (collectively, the “Athene Accounts”) up to $108.790 billion (the level of assets in the

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Athene Accounts as of January 1, 2019, the “Backbook Value”) and 0.150% per year on all assets in excess of $108.790 billion (the “Incremental Value”), respectively; plus

(ii)
with respect to each asset in an Account, subject to certain exceptions, that is managed by the Company and that belongs to a specified asset class tier (“core,” “core plus,” “yield,” and “high alpha”), a sub-allocation fee as follows, which will, in the case of assets acquired after January 1, 2019, be subject to a cap of 10% of the applicable asset’s gross book yield:

As of March 31, 2019
Sub-Allocation Fees:
Core Assets(1)	0.065%
Core Plus Assets(2)	0.130%
Yield Assets(3)	0.375%
High Alpha Assets(4)	0.700%
Cash, Treasuries, Equities and Alternatives(5)	—%

(1)	Core assets include public investment grade corporate bonds, municipal securities, and agency residential mortgage backed securities (“RMBS”).

(2)	Core plus assets include private investment grade corporate bonds, first lien commercial mortgage loans (“CML”), and long-term fixed rate mortgages.

(3)
Yield assets include non-agency RMBS, investment grade collateralized loan obligations (“CLO”), commercial mortgage backed securities and other asset-backed securities (other than RMBS), emerging market investments, below investment grade corporate bonds, residential mortgage loans, triple net leases, bank loans, investment grade infrastructure debt, and lower yielding floating rate mortgages.

(4)	High alpha assets include mezzanine CMLs, below investment grade CLOs, preferred equity, assets originated by MidCap, higher yielding mortgages and below investment grade infrastructure debt.

(5)	With respect to Equities and Alternatives, Apollo earns performance revenues of 0% to 20%.
Athora
The Company, through its consolidated subsidiary, AAME, provides investment advisory services to certain portfolio companies of Apollo funds and Athora, a strategic platform established to acquire or reinsure blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”).
Athora Sub-Advised
The Company, through AAME, provides sub-advisory services with respect to a portion of the assets in certain portfolio companies of Apollo funds and the Athora Accounts. The Company broadly refers to “Athora Sub-Advised” assets as those assets in the Athora Accounts which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. With limited exceptions, the sub-advisory fee earned by the Company on the Athora Sub-Advised assets is 0.35%.
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
The following table presents the performance allocations earned from AAA Investments:

	For the Three Months Ended March 31,
	2019	2018
Performance Allocations from AAA Investments, net(1)	$39	$(4,841)

(1)	Net of related profit sharing expense.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the revenues earned in aggregate from Athene, Athora and AAA Investments:

	For the Three Months Ended March 31,
	2019	2018
Revenues earned in aggregate from Athene, Athora and AAA Investments, net(1)(2)	$160,348	$38,143

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

(2)	Gains (losses) on the market value of the shares of Athene Holding owned directly by Apollo were $18.6 million and $(67.5) million for the three months ended March 31, 2019 and 2018, respectively.
The following table presents performance allocations and profit sharing payable from AAA Investments:

	As of March 31, 2019	As of December 31, 2018
Performance allocations	$1,664	$1,611
Profit sharing payable	457	442
As of March 31, 2019 and December 31, 2018, the Company held a 10.2% economic ownership interest in Athene Holding.
AAA Investments Credit Agreement
On April 30, 2015, Apollo entered into a revolving credit agreement with AAA Investments (the “AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR plus 1.5%. The Company receives an annual commitment fee of 0.125% on the unused portion of the loan. As of March 31, 2019 and December 31, 2018, $7.2 million and $6.7 million, respectively, had been advanced by the Company and remained outstanding on the AAA Investments Credit Agreement. AAA Investments was obligated to pay the aggregate borrowings plus accrued interest at the earlier of (a) the third anniversary of the closing date, or (b) the date that was fifteen months following the initial public offering of shares of Athene Holding Ltd. (the “Maturity Date”). On January 30, 2019, the Company and AAA agreed to extend the maturity date of the AAA Investments Credit Agreement to April 30, 2020.
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
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at March 31, 2019. From time to time, this entity is involved in transactions with related parties of Apollo, including portfolio companies of the funds Apollo manages, whereby AGS earns underwriting and transaction fees for its services.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

15. COMMITMENTS AND CONTINGENCIES
Investment Commitments—As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of March 31, 2019 and December 31, 2018 of $1.1 billion and $1.2 billion, respectively, of which $434 million and $469 million related to Fund IX as of March 31, 2019 and December 31, 2018, respectively.
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of March 31, 2019, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.
Litigation and Contingencies—Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and lawsuits, reviews, investigations or proceedings by governmental and self-regulatory agencies regarding its business.

On March 4, 2016, the Public Employees Retirement System of Mississippi filed a putative securities class action against Sprouts Farmers Market, Inc. (“SFM”), several SFM directors (including Andrew Jhawar, an Apollo partner), AP Sprouts Holdings, LLC and AP Sprouts Holdings (Overseas), L.P. (the “AP Entities”), which are controlled by entities managed by Apollo affiliates, and two underwriters of a March 2015 secondary offering of SFM common stock. The AP Entities sold SFM common stock in the March 2015 secondary offering. The complaint, filed in Arizona Superior Court and captioned Public Employees Retirement System of Mississippi v. Sprouts Farmers Market, Inc. (CV2016-050480), alleges that SFM filed a materially misleading registration statement for the secondary offering that incorporated alleged misrepresentations in SFM’s 2014 annual report regarding SFM’s business prospects, and failed to disclose alleged accelerating produce deflation. Plaintiff alleged causes of action against the AP Entities for violations of Sections 11 and 15 of the Securities Act of 1933, seeking compensatory damages for alleged losses sustained from a decline in SFM’s stock price. Defendants moved to dismiss the action, and the court dismissed the Section 11 claim against the AP Entities but not the Section 15 claim. On December 27, 2018, the parties executed a settlement agreement, and on December 28, 2018, the parties filed a motion for preliminary approval of the settlement. On January 31, 2019, the Court preliminarily approved the settlement and set a hearing on final approval of the settlement for May 31, 2019. Although the case appears to be in its final stages, no reasonable estimate of possible loss, if any, can be made at this time.

On June 20, 2016 Banca Carige S.p.A. (“Carige”) commenced a lawsuit in the Court of Genoa (Italy) (No. 8965/2016), against its former Chairman, its former Chief Executive Officer, AGM and certain entities (the “Apollo Entities”) organized and owned by investment funds managed by affiliates of AGM. The complaint alleged that AGM and the Apollo Entities (i) aided and abetted breaches of fiduciary duty to Carige allegedly committed by Carige’s former Chairman and former CEO in connection with the sale to the Apollo Entities of Carige subsidiaries engaged in the insurance business; and (ii) took wrongful actions aimed at weakening Banca Carige’s financial condition supposedly to facilitate an eventual acquisition of Carige. The causes of action were based in tort under Italian law. Carige purportedly seeks damages of €450 million in connection with the sale of the insurance businesses and €800 million for other losses. With judgment no. 3118/2018 published on December 6, 2018, the Court of Genoa fully rejected all the claims raised by Carige against AGM and the Apollo Entities, also awarding attorneys' fees in their favor for an amount of €428,996.10. Carige filed an appeal on January 3, 2019. A hearing before the Court of Appeals of Genoa is scheduled for May 8, 2019. Although the case appears to be in its final stages, no reasonable estimate of possible loss, if any, can be made at this time.

On December 12, 2016, the CORE Litigation Trust (the “Trust”), which was created under the Chapter 11 reorganization plan for CORE Media and other affiliated entities, including CORE Entertainment, Inc. (“CORE”), commenced an action in California Superior Court for Los Angeles County, captioned Core Litigation Trust v. Apollo Global Management, LLC, et al., Case No. BC 643732, that was stayed on October 3, 2017, in favor of litigating in New York state court. On November 9, 2017, the Trust commenced an action in the Supreme Court of the State of New York, captioned Core Litigation Trust v. Apollo Global Management, LLC, et al., Index No. 656856/2017. The complaint names as defendants: (i) AGM and certain AGM affiliates including the Apollo-managed funds that were CORE’s beneficial owners (the “CORE Funds”), (ii) Twenty-First Century Fox, Inc. (“Fox”) and certain Fox affiliates, (iii) Endemol USA Holding, Inc. (“Endemol”) and certain Endemol-affiliated entities, and (iv) the joint venture through which the CORE Funds and Fox beneficially owned CORE Media and Endemol Shine (the “JV”). The Trust asserts claims against (i) all defendants for tortiously interfering with $360 million in loans under the 2011 loan agreements entered into between CORE and certain Lenders, and (ii) certain defendants for alter-ego and de-facto merger. The Trust seeks $240 million in compensatory, unspecified punitive damages, pre-judgment interests, and costs and expenses. The Court has scheduled further oral argument on Defendants’ motions to dismiss the complaint for May 6, 2019.  Apollo believes that there is no merit to the claims. Additionally, as the case is in its early stages, no reasonable estimate of possible loss, if any, can be made

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

at this time. On April 27, 2018, the Trust filed an adversary complaint in the Southern District of New York Bankruptcy Court captioned Core Litigation Trust v. Apollo Global Management, LLC, et al., Adv. Pro. No. 18-01539. The complaint names as defendants (i) AGM and certain AGM affiliates including the CORE Funds, (iii) certain former CORE directors who are current or former employees of AGM subsidiaries (the “Directors”), (iv) CORE Entertainment Holdings (CORE’s direct parent), and (v) the JV (which the Trust voluntarily dismissed on August 24, 2018). The Trust asserts (i) fiduciary-duty breach claims against the Directors and an aiding-and-abetting claim against AGM for allegedly preventing CORE Media from investing in the JV, and (ii) fiduciary-duty breach claims against the Directors and Apollo CORE Holdings, aiding-and-abetting claims against all defendants, and a fraudulent conveyance claim against AGM related to CORE Media paying $93 million to satisfy a legal judgment in March 2015. The Trust seeks unspecified compensatory damages, to avoid and recover the $93 million judgment payment, pre-judgment interest, and costs and fees. In an opinion filed on March 5, 2019, and order filed on March 8, 2019, the bankruptcy court granted Defendants’ motion to dismiss the complaint on abstention grounds. The Trust did not appeal the bankruptcy court’s ruling.

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

Five shareholders filed substantially similar putative class action lawsuits in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida in March, April, and May 2018, alleging violations of the Securities Act in connection with the January 19, 2018 IPO of ADT Inc. common stock. The actions were consolidated on July 10, 2018, and the case was re-captioned In re ADT Inc. Shareholder Litigation. On August 24, 2018, the state-court plaintiffs filed a consolidated complaint naming as defendants ADT Inc., several ADT officers and directors, the IPO underwriters (including Apollo Global Securities, LLC), AGM and certain other Apollo affiliates. Plaintiffs generally allege that the registration statement and prospectus for the IPO contained false and misleading statements and failed to disclose material information about certain litigation in which ADT was involved, ADT’s efforts to protect its intellectual property, and competitive pressures ADT faced. Defendants filed motions to dismiss the consolidated complaint on October 23, 2018, and those motions are fully briefed. On May 21, 2018, a similar shareholder class action lawsuit was filed in the United States District Court for the Southern District of Florida, naming as defendants ADT, several officers and directors, and AGM. The federal action, captioned Perdomo v. ADT Inc., generally alleges that the registration statement was materially misleading because it failed to disclose ongoing deterioration in ADT’s financial results, along with certain customer and business metrics. On July 20, 2018, several alleged ADT shareholders filed competing motions to be named lead plaintiff in the federal action. On November 20, 2018, the court appointed a lead plaintiff, and on January 15, 2019, the lead plaintiff filed an amended complaint.  The amended complaint names the same Apollo-affiliated defendants as the state-court action, along with three new Apollo entities.  Defendants filed motions to dismiss on March 25, 2019, and those motions are fully briefed.  Based on the allegations in the complaints, Apollo believes that there is no merit to any of the claims against AGM or the other Apollo defendants. Thus, no reasonable estimate of possible loss, if any, can be made at this time.

On May 3, 2018, Caldera Holdings Ltd, Caldera Life Reinsurance Company, and Caldera Shareholder, L.P. (collectively, “Caldera”) filed a summons with notice in the Supreme Court of the State of New York, New York County, naming as defendants AGM, Apollo Management, L.P., Apollo Advisors VIII, L.P., Apollo Capital Management VIII, LLC, Athene Asset Management, L.P., Athene Holding, Ltd., and Leon Black (collectively, “Defendants” and all but Athene Holding, Ltd., the “Apollo Defendants”). On July 12, 2018, Caldera filed a complaint, Index No. 652175/2018 (the “Complaint”), alleging three causes of action: (1) tortious interference with prospective business relations/prospective economic advantage; (2) defamation/trade disparagement/injurious falsehood; and (3) unfair competition. The Complaint seeks damages of no less than $1.5 billion, as well as exemplary and punitive damages, attorneys’ fees, interest, and an injunction. Defendants moved to dismiss the Complaint on September 21, 2018 and Caldera filed an amended complaint on January 21, 2019 (the “Amended Complaint”).  Defendants have moved to dismiss the Amended Complaint, and the Apollo Defendants have submitted to the Court a Final Arbitration Award issued on April 26, 2019 in a JAMS arbitration, finding Caldera, Imran Siddiqui, and Ming Dang liable for various causes of action, including breaches of fiduciary duty and/or aiding and abetting thereof.  Oral argument on the motions to dismiss has been scheduled for May 31, 2019.  The Apollo Defendants believe that the claims contained in the Complaint lack merit and intend to defend the case vigorously. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

On March 7, 2019, plaintiff Elizabeth Morrison filed an amended complaint in an action captioned Morrison v. Ray Berry, et. al., Case No. 12808-VCG (the “Morrison Action”), pending in the Chancery Court for the State of Delaware, adding as defendants AGM and certain AGM affiliates. The original complaint had only named as defendants certain officers and directors (the “TFM defendants”) of The Fresh Market, Inc. (“TFM”), claiming that those defendants breached their fiduciary duties to the TFM shareholders in connection with their consideration and approval of a merger agreement between TFM and certain entities

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

affiliated with Apollo, including by engaging in a sale process that improperly favored AGM, and/or Apollo Management VIII, L.P., by agreeing to an inadequate price and by filing materially deficient disclosures regarding the transaction. In addition to AGM, the amended complaint added as defendants Apollo Overseas Partners (Delaware 892) VIII, L.P., Apollo Overseas Partners (Delaware) VIII, L.P., Apollo Overseas Partners VIII, L.P., Apollo Management VIII, L.P., AIF VIII Management, LLC, Apollo Management, L.P., Apollo Management GP, LLC, Apollo Management Holdings, L.P., Apollo Management Holdings GP, LLC, APO Corp., AP Professional Holdings, L.P., Apollo Advisors VIII, L.P., Apollo Investment Fund VIII, L.P., and Pomegranate Holdings, Inc., and other defendants. The amended complaint alleges that the Apollo defendants aided and abetted the breaches of fiduciary duties by the TFM defendants. The defendants moved to dismiss the complaint on May 1, 2019. Those motions will be fully briefed on June 12th, with a hearing scheduled for June 18, 2019. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
Commitments and Contingencies—Other long-term obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of March 31, 2019, fixed and determinable payments due in connection with these obligations were as follows:

	Remaining 2019	2020	2021	2022	2023	Thereafter	Total
Other long-term obligations	$16,431	$3,547	$2,722	$907	$673	$673	$24,953
Contingent Obligations—Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through March 31, 2019 and that would be reversed approximates $2.2 billion. Management views the possibility of all of the investments becoming worthless as remote. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company, as general partner, has received more performance allocations than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund or as otherwise set forth in the respective limited partnership agreement of the fund. See note 14 to our condensed consolidated financial statements for further details regarding the general partner obligation.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of March 31, 2019, AGS had an unfunded contingent commitment of $150.0 million outstanding related to such offerings. The commitment expired on April 4, 2019 with no funding on the part of the Company.
Contingent Consideration—In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future performance revenues earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future performance revenue payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the remaining contingent obligation was $76.5 million and $74.5 million as of March 31, 2019 and December 31, 2018, respectively.
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
Segment Reporting Changes
During the first quarter of 2019, Apollo’s chief operating decision makers determined that Segment Distributable Earnings, together with its main components including Fee Related Earnings, is the key performance measure used by management in evaluating the performance of Apollo’s credit, private equity and real assets segments. Accordingly, Apollo will no longer report Economic Income. Apollo believes these changes better reflect the manner in which it makes key operating decisions pertaining to resource allocation, capital deployment, budgeting and forecasting, and are consistent with what shareholders consider to be most important in evaluating its performance.
Apollo determined to change the business segment in which it reports certain funds and accounts to align its segment reporting with the manner in which such funds and accounts were managed. Effective January 1, 2019, the European Principal Finance Fund series, which has been historically reported in the credit segment, moved to the real assets segment. Several funds and accounts that generally invest in illiquid opportunistic investments and the latest fund in the Credit Opportunity Fund series, which have been historically reported in the credit segment, moved to the private equity segment. Certain commercial real estate mortgage loan assets, previously reported in the credit segment, moved to the real assets segment. These changes affected the composition, but not the determination, of Apollo’s reporting segments.
Apollo changed its definition of “Distributable Earnings” to include depreciation and amortization expenses and renamed it “Segment Distributable Earnings.” Historically, depreciation and amortization expenses were not reflected in Apollo’s calculation of Segment Distributable Earnings. Apollo also renamed “Distributable Earnings after Taxes and Related Payables” to “Distributable Earnings.”
In connection with these changes, all prior periods have been recast to conform to the new presentation. Consequently, this information will be different from the historical segment financial results previously reported by Apollo in its reports filed with the SEC.
Segment Distributable Earnings
Segment Distributable Earnings, or “Segment DE”, is the key performance measure used by management in evaluating the performance of Apollo’s credit, private equity and real assets segments. Management believes the components of Segment DE, such as the amount of management fees, advisory and transaction fees and realized performance fees, are indicative of the Company’s performance. Management uses Segment DE in making key operating decisions such as the following:

•	Decisions related to the allocation of resources such as staffing decisions including hiring and locations for deployment of the new hires;

•	Decisions related to capital deployment such as providing capital to facilitate growth for the business and/or to facilitate expansion into new businesses;

•
Decisions related to expenses, such as determining annual discretionary bonuses and equity-based compensation awards to its employees. With respect to compensation, management seeks to align the interests of certain professionals and selected other individuals with those of the investors in the funds and those of Apollo’s shareholders by providing such individuals a profit sharing interest in the performance fees earned in relation to the funds. To achieve that objective, a certain amount of compensation is based on Apollo’s performance and growth for the year; and

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

•	Decisions related to the amount of earnings available for distribution to Class A shareholders, holders of RSUs that participate in distributions and holders of AOG Units.
Segment DE is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. Segment DE represents the amount of Apollo’s net realized earnings, excluding the effects of the consolidation of any of the related funds, Taxes and Related Payables, transaction-related charges and any acquisitions. Transaction-related charges includes equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. In addition, Segment DE excludes non-cash revenue and expense related to equity awards granted by unconsolidated related parties to employees of the Company, compensation and administrative related expense reimbursements, as well as the assets, liabilities and operating results of the funds and variable interest entities that are included in the condensed consolidated financial statements. We believe the exclusion of the non-cash charges related to the 2007 Reorganization for equity-based compensation provides investors with a meaningful indication of our performance because these charges relate to the equity portion of our capital structure and not our core operating performance. Segment DE also excludes impacts of the remeasurement of the tax receivable agreement recorded in other income, which arises from changes in the associated deferred tax balance.
Segment DE may not be comparable to similarly titled measures used by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. We use Segment DE as a measure of operating performance, not as a measure of liquidity. Segment DE should not be considered in isolation or as a substitute for net income or other income data prepared in accordance with U.S. GAAP. The use of Segment DE without consideration of related U.S. GAAP measures is not adequate due to the adjustments described above. Management compensates for these limitations by using Segment DE as a supplemental measure to U.S. GAAP results, to provide a more complete understanding of our performance as management measures it. A reconciliation of Segment DE to its most directly comparable U.S. GAAP measure of income (loss) before income tax provision can be found in this footnote.
Fee Related Earnings
Fee Related Earnings (“FRE”) is derived from our segment reported results and refers to a component of Segment DE that is used as a supplemental performance measure to assess whether revenues that we believe are generally more stable and predictable in nature, primarily consisting of management fees, are sufficient to cover associated operating expenses and generate profits. FRE is the sum across all segments of (i) management fees, (ii) advisory and transaction fees, (iii) performance fees earned from business development companies and Redding Ridge Holdings and (iv) other income, net, less (x) salary, bonus and benefits, excluding equity-based compensation, (y) other associated operating expenses and (z) non-controlling interests in the management companies of certain funds the Company manages.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present financial data for Apollo’s reportable segments.

	As of and for the Three Months Ended March 31, 2019
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$182,742	$130,496	$45,385	$358,623
Advisory and transaction fees, net	2,848	16,136	76	19,060
Performance fees(1)	661	—	—	661
Fee Related Revenues	186,251	146,632	45,461	378,344
Salary, bonus and benefits	(44,304)	(43,233)	(18,188)	(105,725)
General, administrative and other	(27,496)	(25,862)	(9,675)	(63,033)
Placement fees	305	135	—	440
Fee Related Expenses	(71,495)	(68,960)	(27,863)	(168,318)
Other income (loss), net of Non-Controlling Interest	(404)	196	(62)	(270)
Fee Related Earnings	114,352	77,868	17,536	209,756
Realized performance fees	3,327	60,456	6	63,789
Realized profit sharing expense	(3,518)	(37,727)	106	(41,139)
Net Realized Performance Fees	(191)	22,729	112	22,650
Realized principal investment income	3,049	8,088	299	11,436
Net interest loss and other	(4,386)	(6,133)	(2,173)	(12,692)
Segment Distributable Earnings(2)	$112,824	$102,552	$15,774	$231,150
Total Assets(2)	$2,414,986	$2,508,047	$614,143	$5,537,176

(1)	Represents certain performance fees from business development companies and Redding Ridge Holdings LP (“Redding Ridge Holdings”), an affiliate of Redding Ridge.

(2)
Refer below for a reconciliation of total revenues, total expenses, other loss and total assets for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses, total consolidated other income (loss) and total assets.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended March 31, 2018
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$149,715	$82,280	$40,208	$272,203
Advisory and transaction fees, net	2,195	10,655	144	12,994
Performance fees(1)	5,275	—	—	5,275
Fee Related Revenues	157,185	92,935	40,352	290,472
Salary, bonus and benefits	(46,821)	(40,725)	(18,985)	(106,531)
General, administrative and other	(26,368)	(17,983)	(10,024)	(54,375)
Placement fees	(276)	(51)	—	(327)
Fee Related Expenses	(73,465)	(58,759)	(29,009)	(161,233)
Other income (loss), net of Non-Controlling Interest	3,183	309	168	3,660
Fee Related Earnings	86,903	34,485	11,511	132,899
Realized performance fees(2)	3,114	112,772	6,416	122,302
Realized profit sharing expense(2)	(2,834)	(57,748)	(3,065)	(63,647)
Net Realized Performance Fees	280	55,024	3,351	58,655
Realized principal investment income	4,280	18,330	783	23,393
Net interest loss and other	(3,518)	(5,356)	(1,909)	(10,783)
Segment Distributable Earnings(3)	$87,945	$102,483	$13,736	$204,164

(1)	Represents certain performance fees from business development companies and Redding Ridge Holdings.

(2)	Excludes realized performance fees and realized profit sharing expense settled in the form of shares of Athene Holding during the three months ended March 31, 2018.

(3)
Refer below for a reconciliation of total revenues, total expenses and other income (loss) for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income (loss) and total assets

The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments:

	For the Three Months Ended March 31,
	2019	2018
Total Consolidated Revenues	$677,777	$166,903
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(29,129)	(18,913)
Adjustments related to consolidated funds and VIEs(1)	1,632	1,639
Performance fees(2)	(248,172)	128,239
Principal investment (income) loss	(23,764)	12,604
Total Fee Related Revenues	378,344	290,472
Realized performance fees(3)	63,789	122,302
Realized principal investment income and other	10,594	22,551
Total Segment Revenues	$452,727	$435,325

(1)
Represents advisory fees, management fees and performance fees earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

(2)	Excludes certain performance fees from business development companies and Redding Ridge Holdings.

(3)	Excludes realized performance fees settled in the form of shares of Athene Holding during the three months ended March 31, 2018.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments:

	For the Three Months Ended March 31,
	2019	2018
Total Consolidated Expenses	$378,017	$214,875
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(28,842)	(18,735)
Reclassification of interest expenses	(19,108)	(13,797)
Transaction-related compensation charges, net(1)	(5,463)	(1,852)
Equity-based compensation	(18,423)	(17,435)
Total profit sharing expense(2)	(137,863)	(1,823)
Total Fee Related Expenses	168,318	161,233
Realized profit sharing expense(3)	41,139	63,647
Total Segment Expenses	$209,457	$224,880

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

(2)	Includes unrealized profit sharing expense, realized profit sharing expense and equity based profit sharing expense and other.

(3)	Excludes realized profit sharing expense settled in the form of shares of Athene Holding during the three months ended March 31, 2018.
The following table reconciles total consolidated other income (loss) to total other income (loss) for Apollo’s reportable segments:

	For the Three Months Ended March 31,
	2019	2018
Total Consolidated Other Income (Loss)	$35,461	$(52,796)
Adjustments related to consolidated funds and VIEs(1)	(9,134)	(6,225)
Net (gains) losses from investment activities	(18,825)	67,137
Interest income and other, net of Non-Controlling Interest	(7,772)	(4,456)
Other Income (Loss), net of Non-Controlling Interest	(270)	3,660
Net interest loss and other	(11,850)	(9,941)
Total Segment Other Loss	$(12,120)	$(6,281)

(1)	Represents the addition of other income of consolidated funds and VIEs.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the reconciliation of income (loss) before income tax provision reported in the condensed consolidated statements of operations to Segment Distributable Earnings:

	For the Three Months Ended March 31,
	2019	2018
Income (loss) before income tax provision	$335,221	$(100,768)
Transaction-related charges(1)	5,463	1,852
Net income attributable to Non-Controlling Interests in consolidated entities and appropriated partners’ capital	(8,662)	(5,979)
Unrealized performance fees(2)	(184,383)	250,541
Unrealized profit sharing expense(2)	75,762	(76,388)
Equity-based profit sharing expense and other(3)	20,962	14,564
Equity-based compensation	18,423	17,435
Unrealized principal investment (income) loss	(12,328)	35,997
Unrealized net (gains) losses from investment activities and other	(19,308)	66,910
Segment Distributable Earnings	$231,150	$204,164

(1)	Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions.

(2)	Includes realized performance fees and realized profit sharing expense settled in the form of shares of Athene Holding during the three months ended March 31, 2018.

(3)
Equity-based profit sharing expense and other includes certain profit sharing arrangements in which a portion of performance fees distributed to the general partner are allocated by issuance of equity-based awards, rather than cash, to employees of Apollo. Equity-based profit sharing expense and other also includes non-cash expenses related to equity awards granted by unconsolidated related parties to employees of Apollo.

The following table presents the reconciliation of Apollo’s total reportable segment assets to total assets:

	As of March 31, 2019	As of December 31, 2018
Total reportable segment assets	$5,537,176	$4,791,646
Adjustments(1)	1,184,324	1,200,008
Total assets	$6,721,500	$5,991,654

(1)	Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.
17. SUBSEQUENT EVENTS
On April 16, 2019, the Company entered into an agreement to lease additional office space at 9 West 57th Street, New York, New York. The term of the lease extends through 2036. See note 8 for information regarding aggregate minimum future payments.
On May 2, 2019, the Company declared a cash distribution of $0.46 per Class A share, which will be paid on May 31, 2019 to holders of record on May 21, 2019.
On May 2, 2019, the Company declared a cash distribution of $0.398438 per Series A Preferred share and Series B Preferred share, which will be paid on June 17, 2019 to holders of record on May 31, 2019.
On May 2, 2019, the Company announced plans to convert from a publicly traded partnership to a C corporation. The conversion is expected to be effective during the third quarter of 2019. The details of the conversion remain subject to the approval of the conflicts committee of Apollo Global Management, LLC’s board of directors and any required regulatory approvals.

ITEM 1A.     UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS
OF FINANCIAL CONDITION
APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of March 31, 2019
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$720,249	$4	$—	$720,253
Restricted cash	3,450	—	—	3,450
U.S. Treasury securities, at fair value	707,316	—	—	707,316
Investments	3,033,638	562	(88,113)	2,946,087
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	47,641	—	47,641
Investments, at fair value	—	1,171,761	(301)	1,171,460
Other assets	—	54,796	—	54,796
Incentive fees receivable	—	—	—	—
Due from related parties	382,308	(1)	(1,355)	380,952
Deferred tax assets, net	291,607	—	—	291,607
Other assets	206,911	—	(670)	206,241
Lease assets	102,845	—	—	102,845
Goodwill	88,852	—	—	88,852
Total Assets	$5,537,176	$1,274,763	$(90,439)	$6,721,500
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$83,766	$—	$—	$83,766
Accrued compensation and benefits	60,553	—	—	60,553
Deferred revenue	183,458	—	—	183,458
Due to related parties	391,711	—	—	391,711
Profit sharing payable	520,864	—	—	520,864
Debt	1,903,862	—	—	1,903,862
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	889,024	(43,158)	845,866
Other liabilities	—	71,376	(300)	71,076
Due to related parties	—	1,725	(1,725)	—
Other liabilities	108,920	—	—	108,920
Lease liabilities	109,184	—	—	109,184
Total Liabilities	3,362,318	962,125	(45,183)	4,279,260

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Series A Preferred shares	264,398	—	—	264,398
Series B Preferred shares	289,815	—	—	289,815
Additional paid in capital	1,144,664	—	—	1,144,664
Accumulated deficit	(372,575)	18,359	(18,360)	(372,576)
Accumulated other comprehensive loss	(4,554)	(3,441)	3,185	(4,810)
Total Apollo Global Management, LLC shareholders’ equity	1,321,748	14,918	(15,175)	1,321,491
Non-Controlling Interests in consolidated entities	5,506	297,720	(30,081)	273,145
Non-Controlling Interests in Apollo Operating Group	847,604	—	—	847,604
Total Shareholders’ Equity	2,174,858	312,638	(45,256)	2,442,240
Total Liabilities and Shareholders’ Equity	$5,537,176	$1,274,763	$(90,439)	$6,721,500

APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of December 31, 2018
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$609,743	$4	$—	$609,747
Restricted cash	3,457	—	—	3,457
U.S. Treasury securities, at fair value	392,932	—	—	392,932
Investments	2,811,445	558	(89,391)	2,722,612
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	49,671	—	49,671
Investments, at fair value	—	1,175,985	(308)	1,175,677
Other assets	—	65,543	—	65,543
Incentive fees receivable	6,792	—	—	6,792
Due from related parties	379,525	—	(1,417)	378,108
Deferred tax assets	306,094	—	—	306,094
Other assets	192,806	—	(637)	192,169
Goodwill	88,852	—	—	88,852
Total Assets	$4,791,646	$1,291,761	$(91,753)	$5,991,654
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$70,878	$—	$—	$70,878
Accrued compensation and benefits	73,583	—	—	73,583
Deferred revenue	111,097	—	—	111,097
Due to related parties	425,435	—	—	425,435
Profit sharing payable	452,141	—	—	452,141
Debt	1,360,448	—	—	1,360,448
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	899,651	(44,190)	855,461
Other liabilities	—	79,244	(267)	78,977
Due to related parties	—	1,787	(1,787)	—
Other liabilities	111,794	—	—	111,794
Total Liabilities	2,605,376	980,682	(46,244)	3,539,814

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Series A Preferred shares	264,398	—	—	264,398
Series B Preferred shares	289,815	—	—	289,815
Additional paid in capital	1,299,418	—	—	1,299,418
Accumulated deficit	(473,275)	17,673	(17,674)	(473,276)
Accumulated other comprehensive loss	(3,925)	(2,479)	2,245	(4,159)
Total Apollo Global Management, LLC shareholders’ equity	1,376,431	15,194	(15,429)	1,376,196
Non-Controlling Interests in consolidated entities	5,717	295,885	(30,080)	271,522
Non-Controlling Interests in Apollo Operating Group	804,122	—	—	804,122
Total Shareholders’ Equity	2,186,270	311,079	(45,509)	2,451,840
Total Liabilities and Shareholders’ Equity	$4,791,646	$1,291,761	$(91,753)	$5,991,654

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Apollo Global Management, LLC’s condensed consolidated financial statements and the related notes included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section entitled “Risk Factors” in the 2018 Annual Report. The highlights listed below have had significant effects on many items within our condensed consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.
General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in credit, private equity and real assets with significant distressed expertise and a flexible mandate in the majority of our funds which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 33 years and lead a team of 1,212 employees, including 408 investment professionals, as of March 31, 2019.
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

(ii)	Private equity—primarily invests in control equity and related debt instruments, convertible securities and distressed debt instruments; and

(iii)
Real assets—primarily invests in (i) real estate equity and infrastructure equity for the acquisition and recapitalization of real estate and infrastructure assets, portfolios, platforms and operating companies, (ii) real estate and infrastructure debt including first mortgage and mezzanine loans, preferred equity and commercial mortgage backed securities and (iii) European performing and non-performing loans, and unsecured consumer loans.

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
As of March 31, 2019, we had total AUM of $303.0 billion across all of our businesses. More than 90% of our total AUM was in funds with a contractual life at inception of seven years or more, and 49% of such AUM was in permanent capital vehicles.
As of December 31, 2017, Fund IX held its final closing, raising a total of $23.5 billion in third-party capital and approximately $1.2 billion of additional capital from Apollo and affiliated investors for total commitments of $24.7 billion. On December 31, 2013, Fund VIII held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of March 31, 2019, Fund VIII had $3.4 billion of uncalled commitments remaining. Additionally, Fund VII held a final closing in December 2008, raising a total of $14.7 billion, and as of

March 31, 2019, Fund VII had $2.0 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through March 31, 2019. Apollo’s private equity fund appreciation was 4.6% for the three months ended March 31, 2019.
For our real assets segment, total gross return was 4.0% for the three months ended March 31, 2019. The gross return represents gross return for U.S. Real Estate Fund I and U.S. Real Estate Fund II including co-investment capital, Asia Real Estate Fund including co-investment capital, the European Principal Finance funds, and Infrastructure Equity.
For further detail related to fund performance metrics across all of our businesses, see “—The Historical Investment Performance of Our Funds.”
Subsequent to December 31, 2018, the Company determined to change the business segment in which it reports certain funds and accounts to align its segment reporting with the manner in which such funds and accounts were managed. Effective January 1, 2019, the European Principal Finance Fund series, which has been historically reported in the credit segment, moved to the real assets segment. Several funds and accounts that generally invest in illiquid opportunistic investments and the latest fund in the Credit Opportunity Fund series, which have been historically reported in the credit segment, moved to the private equity segment. Certain commercial real estate mortgage loan assets, previously reported in the credit segment, moved to the real assets segment. These changes affected the composition, but not the determination, of Apollo’s reporting segments.
Holding Company Structure
The diagram below depicts our current organizational structure:

BRH Holdings GP, Ltd. (Class B Share)(2)(5)
Managing Partners
100% of LP Units
GP
BRH Holdings, L.P.(3)
52.2% of Total Voting Power
Class A Shareholders (Class A Shares)(1)
AGM Management, LLC(5) (Our Manager)
GP
90.8% of LP Units
9.2% of LP Units
Contributing Partners
AP Professional Holdings, L.P. (50.2% of Apollo Operating Group Units)(4)
47.8% of Total Voting Power
50.2% of the LP Units of Each Apollo Operating Group Entity
Apollo Global Management, LLC
(49.8% of Apollo Operating Group Units)(6)
Intermediate Holding Companies
100%
100%
100%
100%
100%
100%
APO Asset Co., LLC
APO (FC), LLC
APO (FC III), LLC
APO UK (FC), Limited
APO (FC II), LLC
APO Corp.
49.8% of the LP units of certain Apollo Operating Group Entities
49.8% of the LP units of certain Apollo Operating Group Entities
49.8% of the LP units of certain Apollo Operating Group Entities
49.8% of the LP units of certain Apollo Operating Group Entities
49.8% of the LP units of certain Apollo Operating Group Entities
49.8% of the LP units of certain Apollo Operating Group Entities
Apollo Operating Group

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of May 3, 2019.

(1)
Based on a Form 13F for the quarter ended March 31, 2019 filed with the SEC on May 3, 2019 by the Strategic Investor, the Strategic Investor holds 7.7% of the Class A shares outstanding and 3.9% of the economic interests in the Apollo Operating Group. The Class A shares held by investors other than the Strategic Investor represent 47.8% of the total voting power of our shares entitled to vote and 45.9% of the economic interests in the Apollo Operating Group. Class A shares held by the Strategic Investor do not have voting rights. However, such Class A shares will become entitled to vote upon transfers by the Strategic Investor in accordance with the agreements entered into in connection with the investments made by the Strategic Investor.

(2)
Our Managing Partners own BRH Holdings GP, Ltd., which in turn holds our only outstanding Class B share. The Class B share represents 52.2% of the total voting power of our shares entitled to vote but no economic interest in Apollo Global Management, LLC. Our Managing Partners’ economic interests are instead represented by their indirect beneficial ownership, through Holdings, of 45.6% of the limited partner interests in the Apollo Operating Group.

(3)	Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles, limited partner interests in Holdings.

(4)
Holdings owns 50.2% of the limited partner interests in each Apollo Operating Group entity. The AOG Units held by Holdings are exchangeable for Class A shares. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 45.6% of the AOG Units. Our Contributing Partners, through their ownership interests in Holdings, beneficially own 4.6% of the AOG Units.

(5)	BRH Holdings GP, Ltd. is the sole member of AGM Management, LLC, our manager. The management of Apollo Global Management, LLC is vested in our manager as provided in our operating agreement.

(6)
Represents 49.8% of the limited partner interests in each Apollo Operating Group entity, held through the intermediate holding companies. Apollo Global Management, LLC, also indirectly owns 100% of the general partner interests in each Apollo Operating Group entity.

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
In the U.S., the S&P 500 Index increased by 13.1% in the first quarter of 2019, following a decrease of 14.0% in the fourth quarter of 2018. Outside the U.S., global equity markets appreciated during the quarter, with the MSCI All Country World ex USA Index increasing 10.6% following a decrease of 14.4% in the fourth quarter of 2018.
Conditions in the credit markets also have a significant impact on our business. Credit markets were positive in the first quarter of 2019, with the BofAML HY Master II Index increasing 7.4%, while the S&P/LSTA Leveraged Loan Index increased 4.0%. The U.S. 10-year Treasury yield fell slightly in the quarter to 2.4%. Federal Reserve officials kept the benchmark rate steady and indicated that they will maintain a patient stance on rates for the remainder of the year, as they recognized solid fundamentals across the U.S. economy and slight easing of risks abroad in Europe and China.
Foreign exchange rates can materially impact the valuations of our investments and those of our funds that are denominated in currencies other than the U.S. dollar. Relative to the U.S. dollar, the Euro depreciated 2.2% in the first quarter of 2019, after depreciating by 1.2% in the fourth quarter of 2018, while the British pound appreciated 2.2% in the first quarter of 2019, after depreciating 2.1% in the fourth quarter of 2018. Commodities generally decreased in the first quarter of 2019, with gold, copper, natural gas, and sugar all depreciating. The price of crude oil appreciated by 32.4% during the first quarter of 2019.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 3.2% in the first quarter of 2019, higher than the 2.2% growth experienced in the fourth quarter of 2018. As of April 2019, the International Monetary Fund estimated that the U.S. economy will expand by 2.3% in 2019 and 1.9% in 2020. Additionally, the U.S. unemployment rate stood at 3.8% as of March 31, 2019, slightly lower than in the previous quarter.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its fund investors by focusing on opportunities that management believes are often overlooked by other investors. As such, Apollo’s global integrated investment platform deployed $4.3 billion and $13.4 billion of capital through the funds it manages during the three and twelve months ended March 31, 2019, respectively. We believe Apollo’s expertise in credit and its focus on nine core industry sectors, combined with more than 29 years of investment experience, has allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors include chemicals, manufacturing and industrial, natural resources, consumer and retail, consumer services, business services, financial services, leisure, and media/telecom/technology. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods.
In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities, such as continuing to grow the assets of our permanent capital vehicles. As such, Apollo had $24.9 billion and $82.8 billion of capital inflows during the three and twelve months ended March 31, 2019, respectively. While Apollo continues to attract capital inflows, it also continues to generate realizations for fund investors. Apollo returned $1.7 billion and $8.7 billion of capital and realized gains to the investors in the funds it manages during the three and twelve months ended March 31, 2019, respectively.
Managing Business Performance
We believe that the presentation of Segment Distributable Earnings, or “Segment DE”, supplements a reader’s understanding of the economic operating performance of each of our segments.
Segment Distributable Earnings and Distributable Earnings
Segment Distributable Earnings is the key performance measure used by management in evaluating the performance of Apollo’s credit, private equity and real assets segments. See note 16 to the condensed consolidated financial statements for more details regarding the components of Segment DE. Distributable Earnings (“DE”) represents Segment DE less estimated current corporate, local and non-U.S. taxes as well as the current payable under Apollo’s tax receivable agreement. DE is net of preferred distributions, if any, to the Series A and Series B Preferred shareholders. DE excludes the impacts of the remeasurement of deferred tax assets and liabilities which arises from changes in estimated future tax rates. The economic assumptions and methodologies that impact the implied income tax provision are similar to those methodologies and certain assumptions used in calculating the income tax provision for Apollo’s condensed consolidated statements of operations under U.S. GAAP. Management believes that excluding the remeasurement of the tax receivable agreement and deferred taxes from Segment DE and DE, respectively, is meaningful as it increases comparability between periods. Remeasurement of the tax receivable agreement and deferred taxes are estimates that may change due to changes in the interpretation of tax law.
We believe that Segment DE is helpful for an understanding of our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed below in “—Overview of Results of Operations” that have been prepared in accordance with U.S. GAAP. See note 16 to the condensed consolidated financial statements for more details regarding management’s consideration of Segment DE.
Fee Related Earnings and Fee Related EBITDA
Fee Related Earnings is derived from our segment reported results and refers to a component of Segment DE that is used as a supplemental performance measure. See note 16 to the condensed consolidated financial statements for more details regarding the components of FRE.
Fee related EBITDA is a non-U.S. GAAP measure derived from our segment reported results and is used to assess the performance of our operations as well as our ability to service current and future borrowings. Fee related EBITDA represents FRE plus amounts for depreciation and amortization. “Fee related EBITDA +100% of net realized performance fees” represents Fee related EBITDA plus realized performance fees less realized profit sharing expense.
We use Segment DE, DE, FRE and Fee related EBITDA as measures of operating performance, not as measures of liquidity. These measures should not be considered in isolation or as a substitute for net income or other income data prepared in accordance with U.S. GAAP. The use of these measures without consideration of their related U.S. GAAP measures is not adequate due to the adjustments described above.
Segment Strategies
Apollo determined to change the business segment in which it reports certain funds and accounts to align its segment reporting with the manner in which such funds and accounts were managed. Effective January 1, 2019, the European Principal Finance Fund series, which has been historically reported in the credit segment, moved to the real assets segment. Several funds and accounts that generally invest in illiquid opportunistic investments and the latest fund in the Credit Opportunity Fund series, which have been historically reported in the credit segment, moved to the private equity segment. Certain commercial real estate mortgage loan assets, previously reported in the credit segment, moved to the real assets segment. These changes affected the composition, but not the determination, of Apollo’s reporting segments.
In order to better reflect the grouping of synergistic credit strategies across the funds, accounts and permanent capital vehicles managed within our credit segment, Apollo has re-aligned its credit segment around four main strategies: corporate credit, structured credit, direct origination and advisory and other. The underlying assets managed within, and strategies employed by, Apollo’s credit segment have not changed as a result of this re-alignment.
Apollo has re-aligned its private equity segment around three strategies: traditional private equity, hybrid capital and natural resources. Hybrid capital includes our recently launched hybrid value strategy, other funds and accounts that generally invest in illiquid opportunistic investments and the latest fund in the Credit Opportunity Fund series.
Apollo has re-aligned its real assets segment around three strategies: real estate, principal finance and infrastructure. Real estate includes the commercial real estate mortgage loan assets discussed above, among other types of real estate assets. Principal finance includes our European Principal Finance Fund series.
Operating Metrics
We monitor certain operating metrics that are common to the alternative investment management industry. These operating metrics include Assets Under Management, capital deployed and uncalled commitments.
Assets Under Management
The tables below present Fee-Generating and Non-Fee-Generating AUM by segment:

	As of March 31, 2019
	Credit	Private Equity	Real Assets	Total
	(in millions)
Fee-Generating	$156,860	$46,372	$25,033	$228,265
Non-Fee-Generating	36,809	30,953	6,967	74,729
Total Assets Under Management	$193,669	$77,325	$32,000	$302,994

	As of March 31, 2018
	Credit	Private Equity	Real Assets	Total
	(in millions)
Fee-Generating	$116,722	$47,519	$18,226	$182,467
Non-Fee-Generating	29,914	29,333	5,702	64,949
Total Assets Under Management	$146,636	$76,852	$23,928	$247,416

	As of December 31, 2018
	Credit	Private Equity	Real Assets	Total
	(in millions)
Fee-Generating	$144,071	$46,633	$23,663	$214,367
Non-Fee-Generating	30,307	28,453	7,132	65,892
Total Assets Under Management	$174,378	$75,086	$30,795	$280,259

The table below presents AUM with Future Management Fee Potential, which is a component of Non-Fee-Generating AUM, for each of Apollo’s three segments.

	As of March 31, 2019	As of March 31, 2018	As of December 31, 2018
	(in millions)
Credit	$7,202	$7,570	$8,725
Private Equity	10,729	8,863	10,555
Real Assets	2,175	1,273	2,097
Total AUM with Future Management Fee Potential	$20,106	$17,706	$21,377
The following tables present the components of Performance Fee-Eligible AUM for each of Apollo’s three segments:

	As of March 31, 2019
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM(1)	$35,018	$23,225	$2,553	$60,796
AUM Not Currently Generating Performance Fees	14,318	6,157	2,189	22,664
Uninvested Performance Fee-Eligible AUM	7,649	33,488	4,643	45,780
Total Performance Fee-Eligible AUM	$56,985	$62,870	$9,385	$129,240

	As of March 31, 2018
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM(1)	$27,776	$25,985	$2,828	$56,589
AUM Not Currently Generating Performance Fees	10,295	4,171	688	15,154
Uninvested Performance Fee-Eligible AUM	6,969	33,834	5,839	46,642
Total Performance Fee-Eligible AUM	$45,040	$63,990	$9,355	$118,385

	As of December 31, 2018
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM(1)	$23,574	$22,974	$2,019	$48,567
AUM Not Currently Generating Performance Fees	17,857	3,850	2,662	24,369
Uninvested Performance Fee-Eligible AUM	8,483	35,749	4,659	48,891
Total Performance Fee-Eligible AUM	$49,914	$62,573	$9,340	$121,827

(1)
Performance Fee-Generating AUM of $1.3 billion, $7.7 billion and $0.2 billion as of March 31, 2019, March 31, 2018 and December 31, 2018, respectively, are above its hurdle rate or preferred return, but in accordance with the adoption of the revenue recognition standard effective January 1, 2018, recognition of performance fees associated with such Performance Fee-Generating AUM have been deferred to future periods when the fees are probable to not be significantly reversed.

The following table presents AUM Not Currently Generating Performance Fees for funds that have commenced investing capital for more than 24 months as of March 31, 2019 and the corresponding appreciation required to reach the preferred return or high watermark in order to generate performance fees:

Strategy / Fund	Invested AUM Not Currently Generating Performance Fees	Investment Period Active > 24 Months	Appreciation Required to Achieve Performance Fees(1)
	(in millions)
Credit:
Corporate Credit	$6,045	$6,045	3%
Structured Credit	1,421	755	14%
Direct Origination	145	—	N/A
Advisory and Other	6,707	—	N/A
Total Credit	14,318	6,800	4%
Private Equity:
ANRP I	430	430	48%
Hybrid Capital	2,558	2,178	69%
Other PE	3,169	191	81%
Total Private Equity	6,157	2,799	67%
Real Assets:
Total Real Assets	2,189	435	> 250bps
Total	$22,664	$10,034

(1)
All investors in a given fund are considered in aggregate when calculating the appreciation required to achieve performance fees presented above. Appreciation required to achieve performance fees may vary by individual investor. Funds with an investment period less than 24 months are “N/A”.

The components of Fee-Generating AUM by segment are presented below:

	As of March 31, 2019
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$3,403	$26,849		$5,382	$35,634
Fee-Generating AUM based on invested capital	1,152	18,438		2,212	21,802
Fee-Generating AUM based on gross/adjusted assets	131,031	698		16,532	148,261
Fee-Generating AUM based on NAV	21,274	387		907	22,568
Total Fee-Generating AUM	$156,860	$46,372	(1)	$25,033	$228,265

(1)	The weighted average remaining life of the traditional private equity funds as of March 31, 2019 was 86 months.

	As of March 31, 2018
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$3,403	$27,897		$5,546	$36,846
Fee-Generating AUM based on invested capital	1,033	18,234		6,315	25,582
Fee-Generating AUM based on gross/adjusted assets	95,042	742		6,301	102,085
Fee-Generating AUM based on NAV	17,244	646		64	17,954
Total Fee-Generating AUM	$116,722	$47,519	(1)	$18,226	$182,467

(1)	The weighted average remaining life of the traditional private equity funds as of March 31, 2018 was 96 months.

	As of December 31, 2018
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$3,403	$26,849		$5,419	$35,671
Fee-Generating AUM based on invested capital	1,020	18,601		6,659	26,280
Fee-Generating AUM based on gross/adjusted assets	119,525	776		11,435	131,736
Fee-Generating AUM based on NAV	20,123	407		150	20,680
Total Fee-Generating AUM	$144,071	$46,633	(1)	$23,663	$214,367

(1)	The weighted average remaining life of the traditional private equity funds as of December 31, 2018 was 89 months.
The following table presents total AUM and Fee-Generating AUM amounts for our credit segment by category type:

	Total AUM			Fee-Generating AUM
	As of March 31,		As of December 31,	As of March 31,		As of December 31,
	2019	2018	2018	2019	2018	2018
	(in millions)
Corporate Credit	$103,268	$75,768	$98,188	$87,723	$66,155	$82,812
Structured Credit	45,243	36,889	42,693	40,514	31,854	37,932
Direct Origination	17,421	13,639	16,715	15,358	12,511	14,395
Advisory & Other	27,737	20,340	16,782	13,265	6,202	8,932
Total	$193,669	$146,636	$174,378	$156,860	$116,722	$144,071
Investment Management Agreement - AAM
Apollo, through its consolidated subsidiary, AAM, provides asset management services to Athene with respect to assets in the Athene Accounts, including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence, hedging and other asset management services and receives management fees for providing these services. The Company, through AAM, also provides sub-allocation services with respect to a portion of the assets in the Athene Accounts. See note 14 to the condensed consolidated financial statements for more details regarding the fee rates of the investment management and sub-allocation fee arrangements with respect to the assets in the Athene Accounts.
The following table presents the aggregate Athene Sub-Allocated Total AUM by asset class tier:

As of March 31, 2019
(in millions)
Core Assets	$31,928
Core Plus Assets	29,596
Yield Assets	40,771
High Alpha	4,751
Cash, Treasuries, Equity and Alternatives	7,156
Total	$114,202
Investment Advisory and Sub-Advisory Agreements - AAME
Apollo, through AAME, sub-advises the Athora Accounts and broadly refers to “Athora Sub-Advised” assets as those assets in the Athora Accounts which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub Advised” AUM. See note 14 to the condensed consolidated financial statements for more details regarding the fee arrangements with respect to the assets in the Athora Accounts.

The following table presents Athora Sub-Advised and Athora Non-Sub-Advised AUM:

	As of March 31,		As of December 31,
	2019	2018	2018
	(in millions)
Sub-Advised AUM	$3,187	$1,449	$3,032
Non-Sub-Advised AUM	10,732	6,799	4,952
Total AUM	$13,919	$8,248	$7,984
The following table presents total AUM and Fee-Generating AUM amounts for our private equity segment:

	Total AUM			Fee-Generating AUM
	As of March 31,		As of December 31,	As of March 31,		As of December 31,
	2019	2018	2018	2019	2018	2018
	(in millions)
Traditional Private Equity Funds	$62,134	$64,310	$60,680	$39,374	$39,319	$39,519
Hybrid Capital	9,128	7,557	8,886	2,908	4,033	3,025
Natural Resources	6,063	4,985	5,520	4,090	4,167	4,089
Total	$77,325	$76,852	$75,086	$46,372	$47,519	$46,633
The following table presents total AUM and Fee-Generating AUM amounts for our real assets segment:

	Total AUM			Fee-Generating AUM
	As of March 31,		As of December 31,	As of March 31,		As of December 31,
	2019	2018	2018	2019	2018	2018
	(in millions)
Real Estate	$22,940	$15,388	$21,971	$17,978	$11,412	$16,873
Principal Finance	6,921	8,078	7,050	5,368	6,352	5,468
Infrastructure	2,139	462	1,774	1,687	462	1,322
Total	$32,000	$23,928	$30,795	$25,033	$18,226	$23,663
The following tables summarize changes in total AUM for each of Apollo’s three segments:

	For the Three Months Ended March 31,
	2019				2018
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$174,378	$75,086	$30,795	$280,259	$144,807	$80,694	$23,427	$248,928
Inflows	21,237	2,094	1,606	24,937	3,289	495	879	4,663
Outflows(2)	(2,362)	(39)	(226)	(2,627)	(1,396)	(143)	—	(1,539)
Net Flows	18,875	2,055	1,380	22,310	1,893	352	879	3,124
Realizations	(234)	(1,171)	(336)	(1,741)	(1,419)	(2,029)	(621)	(4,069)
Market Activity(3)	650	1,355	161	2,166	1,355	(2,165)	243	(567)
End of Period	$193,669	$77,325	$32,000	$302,994	$146,636	$76,852	$23,928	$247,416

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

(2)	Outflows for Total AUM include redemptions of $445.2 million and $184.2 million during the three months ended March 31, 2019 and 2018, respectively.

(3)
Includes foreign exchange impacts of $(370.1) million, $(43.2) million and $(40.4) million for credit, private equity and real assets, respectively, during the three months ended March 31, 2019, and foreign exchange impacts of $780.7 million, $61.0 million and $88.5 million for credit, private equity and real assets, respectively, during the three months ended March 31, 2018.

Total AUM was $303.0 billion at March 31, 2019, an increase of $22.7 billion, or 8.1%, compared to $280.3 billion at December 31, 2018. The net increase was primarily due to:
Net flows of $22.3 billion primarily related to:

•
a $18.9 billion increase related to funds we manage in the credit segment primarily consisting of an increase in AUM in the advisory and other category as a result of the acquisition of Aspen Insurance Holdings Limited and Athora’s acquisition of Generali Belgium, which added approximately $7.5 billion and $6.5 billion of AUM, respectively, an increase in AUM relating to Athene of $3.9 billion as a result of portfolio company activity and subscriptions of $1.1 billion across our corporate credit funds. These increases were offset by net segment transfers of $1.5 billion;

•
a $2.1 billion increase related to funds we manage in the private equity segment consisting of subscriptions of $2.1 billion primarily related to certain traditional private equity fund co-investments and Hybrid Value Fund of $1.2 billion and $0.4 billion, respectively; and

•	a $1.4 billion increase related to funds we manage in the real assets segment primarily consisting of net segment transfers of $1.5 billion.
Market activity of $2.2 billion primarily related to:

•	a $1.4 billion increase related to funds we manage in the private equity segment as a result of appreciation in Fund VIII and co-investment vehicles.
Offsetting these increases were:
Realizations of $1.7 billion primarily related to:

•
$1.2 billion related to funds we manage in the private equity segment primarily consisting of distributions of $0.5 billion, $0.4 billion and $0.2 billion from Fund VIII, Fund VI and certain hybrid capital funds, respectively;

•	$0.3 billion related to funds we manage in the real assets segment primarily consisting of distributions from our principal finance funds; and

•	$0.2 billion related to funds we manage in the credit segment primarily consisting of distributions from our direct origination funds.
The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three segments:

	For the Three Months Ended March 31,
	2019				2018
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$144,071	$46,633	$23,663	$214,367	$116,352	$34,063	$18,550	$168,965
Inflows	14,345	134	1,480	15,959	3,017	23,529	1	26,547
Outflows(2)	(2,204)	(227)	(9)	(2,440)	(2,341)	(10,081)	—	(12,422)
Net Flows	12,141	(93)	1,471	13,519	676	13,448	1	14,125
Realizations	(102)	(194)	(121)	(417)	(888)	(17)	(445)	(1,350)
Market Activity(3)	750	26	20	796	582	25	120	727
End of Period	$156,860	$46,372	$25,033	$228,265	$116,722	$47,519	$18,226	$182,467

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

(2)	Outflows for Fee-Generating AUM include redemptions of $442.2 million and $172.1 million during the three months ended March 31, 2019 and 2018, respectively.

(3)
Includes foreign exchange impacts of $(142.8) million and $(32.6) million for credit and real assets, respectively, during the three months ended March 31, 2019, and foreign exchange impacts of $356.4 million, $11.4 million and $85.7 million for credit, private equity and real assets, respectively, during the three months ended March 31, 2018.

Total Fee-Generating AUM was $228.3 billion at March 31, 2019, an increase of $13.9 billion or 6.5%, compared to $214.4 billion at December 31, 2018. The net increase was primarily due to:
Net flows of $13.5 billion primarily related to:

•
a $12.1 billion increase related to funds we manage in the credit segment primarily consisting of an increase in AUM in advisory and other as a result of Athora’s acquisition of Generali Belgium, which added approximately $6.5 billion of AUM, an increase in AUM relating to Athene of $3.9 billion as a result of portfolio company activity and subscriptions throughout our corporate credit funds of $1.0 billion; and

•
a $1.5 billion increase related to funds we manage in the real assets segment primarily consisting of net segment transfers of $1.2 billion and $0.3 billion of fee-generating deployment related to certain infrastructure funds.

Market activity of $0.8 billion primarily related to:

•	a $0.8 billion increase related to funds we manage in the credit segment as a result of appreciation across our corporate credit funds.
Capital Deployed and Uncalled Commitments
Capital deployed is the aggregate amount of capital that has been invested during a given period by our commitment-based funds, SIAs that have a defined maturity date and funds and SIAs in our real estate debt strategy. Uncalled commitments, by contrast, represents unfunded capital commitments that certain of Apollo’s funds and SIAs have received from fund investors to fund future or current fund investments and expenses.
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
Capital Deployed
The following table summarizes the capital deployed for funds and SIAs with a defined maturity date by segment:

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Credit	$908	$603
Private Equity	3,116	1,422
Real Assets	255	191
Total capital deployed	$4,279	$2,216
Uncalled Commitments
The following table summarizes the uncalled commitments by segment:

	As of March 31, 2019	As of December 31, 2018
	(in millions)
Credit	$7,015	$8,066
Private Equity	39,918	41,585
Real Assets	6,003	5,980
Total uncalled commitments(1)	$52,936	$55,631

(1)
As of March 31, 2019 and December 31, 2018, $45.8 billion and $48.5 billion, respectively, represented the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses.
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
Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund IV generated a 12% gross IRR and a 9% net IRR since its inception through March 31, 2019, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through March 31, 2019. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares and our Preferred shares” in the 2018 Annual Report.

Investment Record
The following table summarizes the investment record by segment of Apollo’s significant commitment-based funds that have a defined maturity date in which investors make a commitment to provide capital at the formation of such funds and deliver capital when called as investment opportunities become available. The funds included in the investment record table below have greater than $500 million of AUM and/or form part of a flagship series of funds.
All amounts are as of March 31, 2019, unless otherwise noted:

($ in millions)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR		Net IRR
Private Equity:
Fund IX	2018	$24,704	$24,729	$1,636	$—	$1,636	$1,696	$1,696	NM	(1)	NM	(1)
Fund VIII	2013	19,709	18,377	15,475	5,714	12,626	16,190	21,904	17%		11%
Fund VII	2008	4,577	14,677	16,315	30,931	2,959	2,389	33,320	34		25
Fund VI	2006	1,346	10,136	12,457	20,357	1,149	734	21,091	12		9
Fund V	2001	264	3,742	5,192	12,715	120	9	12,724	61		44
Fund I, II, III, IV & MIA(2)	Various	13	7,320	8,753	17,400	—	—	17,400	39		26
Traditional Private Equity Funds(3)		$50,613	$78,981	$59,828	$87,117	$18,490	$21,018	$108,135	39%		25%
ANRP II	2016	3,413	3,454	2,006	827	1,642	1,928	2,755	30		17
ANRP I	2012	710	1,323	1,127	938	657	467	1,405	7		3
AION	2013	763	826	621	279	427	566	845	18		9
Hybrid Value Fund	2019	3,234	3,238	114	5	114	116	121	NM	(1)	NM	(1)
Total Private Equity		$58,733	$87,822	$63,696	$89,166	$21,330	$24,095	$113,261
Credit:
Structured Credit Funds
FCI III	2017	$2,747	$1,906	$1,800	$694	$1,460	$1,601	$2,295	NM	(1)	NM	(1)
FCI II	2013	2,236	1,555	2,577	1,527	1,675	1,594	3,121	9%		5%
FCI I	2012	683	559	1,535	1,410	654	551	1,961	11		8
SCRF IV (6)	2017	2,826	2,502	2,160	582	1,755	1,764	2,346	NM	(1)	NM	(1)
SCRF III	2015	—	1,238	2,110	2,428	—	—	2,428	18		14
SCRF II	2012	—	104	467	528	—	—	528	15		12
SCRF I	2008	—	118	240	357	—	—	357	33		26
Total Credit		$8,492	$7,982	$10,889	$7,526	$5,544	$5,510	$13,036
Real Assets:
European Principal Finance Funds
EPF III(4)	2017	$4,569	$4,511	$1,640	$12	$1,628	$1,831	$1,843	NM	(1)	NM	(1)
EPF II(4)	2012	1,928	3,440	3,442	3,980	847	1,110	5,090	16%		10%
EPF I(4)	2007	246	1,453	1,909	3,197	—	9	3,206	23		17
U.S. RE Fund II(5)	2016	1,328	1,233	739	368	520	640	1,008	18		15
U.S. RE Fund I(5)	2012	363	652	635	670	239	274	944	14		11
Asia RE Fund(5)	2017	629	709	325	198	171	209	407	19		13
Infrastructure Equity Fund	2018	922	897	634	69	579	599	668	NM	(1)	NM	(1)
Total Real Assets		$9,985	$12,895	$9,324	$8,494	$3,984	$4,672	$13,166

(1)	Data has not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and such information was deemed not meaningful.

(2)
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

(3)	Total IRR is calculated based on total cash flows for all funds presented.

(4)	Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.12 as of March 31, 2019.

(5)
U.S. RE Fund I, U.S. RE Fund II and Asia RE Fund had $156 million, $761 million and $366 million of co-investment commitments as of March 31, 2019, respectively, which are included in the figures in the table. A co-invest entity within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.30 as of March 31, 2019.

(6)	Remaining cost for certain of our credit funds may include physical cash called, invested or reserved for certain levered investments.

Private Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of March 31, 2019:

	Total Invested Capital	Total Value	Gross IRR
	(in millions)
Distressed for Control	$7,890	$19,118	29%
Non-Control Distressed	5,416	8,467	71
Total	13,306	27,585	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit(1)	46,522	80,550	21
Total	$59,828	$108,135	39%

(1)	Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.
The following tables provide additional detail on the composition of the Fund VIII, Fund VII and Fund VI private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV, V and IX are included in the table above but not presented below as their remaining value is less than $100 million, the fund has been liquidated or the fund commenced investing capital less than 24 months prior to March 31, 2019 and such information was deemed not meaningful. All amounts are as of March 31, 2019:
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,673	$5,071
Opportunistic Buyouts	12,282	15,997
Distressed	520	836
Total	$15,475	$21,904
Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,394	$4,024
Opportunistic Buyouts	4,338	10,552
Distressed/Other Credit(2)	9,583	18,744
Total	$16,315	$33,320
Fund VI

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$3,397	$5,860
Opportunistic Buyouts	6,374	10,254
Distressed/Other Credit(2)	2,686	4,977
Total	$12,457	$21,091

(1)
Committed capital less unfunded capital commitments for Fund VIII and Fund VII $15.0 billion and $14.2 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreement or other governing agreements.

(2)	The distressed investment strategy includes distressed for control, non-control distressed and other credit.
During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through March 31, 2019), our private equity funds have invested $51.9 billion, of which $19.2 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII and VI was 5.7x, 6.1x and 7.7x, respectively, as of March 31, 2019. Our average entry multiple for a private equity fund is the average of the total enterprise value over an applicable adjusted earnings before interest, taxes, depreciation and amortization which may incorporate certain adjustments based on the investment team’s estimate and we believe captures the true economics of our funds’ investments in portfolio companies. The average entry multiple of actively investing funds may include committed investments not yet closed.
Credit
The following table presents the gross and net returns for Apollo’s credit segment by category type:

	Gross Returns	Net Returns
Category	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2019
Corporate Credit	3.9%	3.6%
Structured Credit	4.0	3.3
Direct Origination	2.8	2.1
Permanent Capital
The following table summarizes the investment record for our permanent capital vehicles by segment, excluding Athene-related and Athora-related assets managed or advised by Athene Asset Management and AAME:

		Total AUM	Total Returns(1)
	IPO Year(2)	As of March 31, 2019	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Credit:		(in millions)
MidCap(3)	N/A	$8,740	3%	4%
AIF	2013	373	9	2
AFT	2011	404	5	6
AINV/Other(4)	2004	5,290	26	(5)
Real Assets:
ARI(5)	2009	5,342	12%	—
Total		$20,149

(1)
Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

(2)	An IPO year represents the year in which the vehicle commenced trading on a national securities exchange.

(3)
MidCap is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 2% and 3% for the three months ended March 31, 2019 and March 31, 2018, respectively.

(4)
Included within Total AUM of AINV/Other is $1.9 billion of AUM related to a non-traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services. Net returns exclude performance related to this AUM.

(5)	Amounts are as of December 31, 2018. Refer to www.apolloreit.com for the most recent financial information on ARI. The information contained on ARI’s website is not part of this presentation.
SIAs
As of March 31, 2019, Apollo managed approximately $25 billion of total AUM in SIAs, which include capital deployed from certain SIAs across Apollo’s credit, private equity and real assets funds.

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
The Management Fee Offsets are calculated for each fund as follows:

•	65%-100% for certain credit funds, gross advisory, transaction and other special fees;

•	65%-100% for private equity funds, gross advisory, transaction and other special fees; and

•	65%-100% for certain real assets funds, gross advisory, transaction and other special fees.
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
As of March 31, 2019, approximately 54% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 46% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our credit, private equity and real assets segments, the percentage determined using market-based valuation methods as of March 31, 2019 was 76%, 19% and 19%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest” for a discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
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

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis and (ii) realized and unrealized performance fees for Apollo’s combined segments:

	As of March 31, 2019
		For the Three Months Ended March 31, 2019
	Performance Fees Receivable on an Unconsolidated Basis	Unrealized Performance Fees	Realized Performance Fees	Total Performance Fees
	(in thousands)
Credit:
Corporate Credit(1)	$38,999	$30,256	$3,327	$33,583
Structured Credit	156,681	22,542	(346)	22,196
Direct Origination	86,940	6,881	1,007	7,888
Total Credit	$282,620	$59,679	$3,988	$63,667
Total Credit, net of profit sharing expense	83,141	33,004	470	33,474
Private Equity:
Fund VIII(2)	$509,541	$68,346	$57,479	$125,825
Fund VII(1)(2)	231	20,416	734	21,150
Fund VI(2)	8,239	20,065	954	21,019
Fund IV and V(1)	—	(598)	—	(598)
ANRP I and II(1)(2)	40,947	6,818	325	7,143
Other(1)(3)	66,373	13,502	964	14,466
Total Private Equity	$625,331	$128,549	$60,456	$189,005
Total Private Equity, net of profit sharing expense	369,379	77,192	22,729	99,921
Real Assets:
Principal Finance	$116,043	$(6,116)	$18	$(6,098)
U.S. RE Fund I & II	14,546	(1,612)	199	(1,413)
Other(3)	15,227	3,883	(211)	3,672
Total Real Assets	$145,816	$(3,845)	$6	$(3,839)
Total Real Assets, net of profit sharing expense	80,383	(1,574)	112	(1,462)
Total	$1,053,767	$184,383	$64,450	$248,833
Total, net of profit sharing expense(4)	$532,903	$108,622	$23,311	$131,933

(1)
As of March 31, 2019, certain credit funds and certain private equity funds had $0.3 million and $102.6 million, respectively, in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations for certain credit funds and certain private equity funds was $1.5 million and $879 million, respectively, as of March 31, 2019.

(2)
As of March 31, 2019, the remaining investments and escrow cash of Fund VIII were valued at 121% of the fund’s unreturned capital, which was above the required escrow ratio of 115%. As of March 31, 2019, the remaining investments and escrow cash of Fund VII, Fund VI, ANRP I and ANRP II were valued at 80%, 71%, 69% and 109% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of March 31, 2019, Fund VII had $128.5 million of gross performance fees, or $73.1 million net of profit sharing, in escrow. As of March 31, 2019, Fund VI had $167.6 million of gross performance fees, or $112.4 million net of profit sharing, in escrow. As of March 31, 2019, ANRP I had $38.7 million of gross performance fees, or $24.3 million net of profit sharing, in escrow. As of March 31, 2019, ANRP II had $18.4 million of gross performance fees, or $12.5 million net of profit sharing, in escrow. With respect to Fund VII, Fund VI, ANRP II and ANRP I, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the funds’ partnership agreements. Performance fees receivable as of March 31, 2019 include interest earned on escrow balances that is not subject to contingent repayment.

(3)	Other includes certain SIAs.

(4)
There was a corresponding profit sharing payable of $520.9 million as of March 31, 2019, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $76.5 million.

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
The following table summarizes our performance fees since inception for our combined segments through March 31, 2019:

	Performance Fees Since Inception(1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation(3)	Maximum Performance Fees Subject to Potential Reversal(4)
	(in millions)
Credit(5):
Corporate Credit	$39.0	$1,062.5	$1,101.5	$0.3	$55.0
Structured Credit	156.7	128.1	284.8	—	156.7
Direct Origination	86.9	—	86.9	—	86.9
Total Credit	282.6	1,190.6	1,473.2	0.3	298.6
Private Equity:
Fund VIII	509.6	488.1	997.7	—	794.3
Fund VII	0.2	3,129.5	3,129.7	18.2	466.0
Fund VI	8.2	1,662.0	1,670.2	—	203.9
Fund IV and V	—	2,053.1	2,053.1	29.9	1.9
ANRP I and II	40.9	90.8	131.7	12.0	60.0
Other	66.4	704.5	770.9	42.5	111.0
Total Private Equity	625.3	8,128.0	8,753.3	102.6	1,637.1
Real Assets:
Principal Finance	116.0	369.8	485.8	—	243.7
U.S. RE Fund I and II	14.6	26.4	41.0	—	34.8
Other(6)	15.2	32.3	47.5	—	30.2
Total Real Assets	145.8	428.5	574.3	—	308.7
Total	$1,053.7	$9,747.1	$10,800.8	$102.9	$2,244.4

(1)
Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.12 as of March 31, 2019. Certain funds are denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.30 as of March 31, 2019.

(2)
Amounts in “Distributed by Fund and Recognized” for the CPI, Gulf Stream Asset Management, LLC (“Gulf Stream”) and Stone Tower funds and SIAs are presented for activity subsequent to the respective acquisition dates.

(3)
Amounts were computed based on the fair value of fund investments on March 31, 2019. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at March 31, 2019. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(4)
Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on March 31, 2019. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

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
In addition, certain professionals and selected other individuals have a profit sharing interest in the performance fees earned in relation to our private equity, certain credit and real assets funds in order to better align their interests with our own and with those of the investors in these funds. Profit sharing expense is part of our compensation and benefits expense and is generally based upon a fixed percentage of credit, private equity and real assets performance fees. Profit sharing expense can reverse during periods when there is a decline in performance fees that were previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized and generally before preferred returns are achieved for the investors. Therefore, changes in our unrealized performance fees have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized performance fees increases. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return performance fees previously distributed back to the funds. This general partner obligation due to the funds would be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification obligations also exist for realized gains with respect to Fund IV, Fund V and Fund VI, which, although our Managing Partners and Contributing Partners would remain personally liable, may indemnify our Managing Partners and Contributing Partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. See note 14 to our condensed consolidated financial statements for further information regarding the Company’s indemnification liability.
Each Managing Partner receives $100,000 per year in base salary for services rendered to us. Additionally, our Managing Partners can receive other forms of compensation. In addition, AHL Awards (as defined in note 12 to our condensed consolidated financial statements) and other equity-based compensation awards have been granted to the Company and certain employees, which amortize over the respective vesting periods. The Company grants equity awards to certain employees, including RSUs, restricted Class A shares and options, that generally vest and become exercisable in quarterly installments or annual installments depending on the contract terms over a period of three to six years. In some instances, vesting of an RSU is also subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. See note 12 to our condensed consolidated financial statements for further discussion of equity-based compensation.
Other Expenses. The balance of our other expenses includes interest, placement fees, and general, administrative and other operating expenses. Interest expense consists primarily of interest related to the 2013 AMH Credit Facilities, the 2018 AMH Credit Facility, the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes and the 2048 Senior Notes as discussed in note 10 to our condensed consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. General, administrative and other expenses includes occupancy expense, depreciation and amortization, professional fees and costs related to travel, information technology and administration. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets.
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

Other Income (Losses), Net. Other income (losses), net includes gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities, remeasurement of the tax receivable agreement liability and other miscellaneous non-operating income and expenses.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the 50.1% and 50.1% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of March 31, 2019 and 2018, respectively. Non-Controlling Interests also include limited partner interests in certain consolidated funds and VIEs.
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

Results of Operations
Below is a discussion of our condensed consolidated results of operations for the three months ended March 31, 2019 and 2018. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months Ended March 31,		Amount Change	Percentage Change
	2019	2018
	(in thousands)
Revenues:
Management fees	$380,026	$286,726	$93,300	32.5%
Advisory and transaction fees, net	19,569	13,551	6,018	44.4
Investment income (loss):
Performance allocations	251,497	(124,165)	375,662	NM
Principal investment income (loss)	26,025	(12,994)	39,019	NM
Total investment income (loss)	277,522	(137,159)	414,681	NM
Incentive fees	660	3,785	(3,125)	(82.6)
Total Revenues	677,777	166,903	510,874	306.1
Expenses:
Compensation and benefits:
Salary, bonus and benefits	119,163	115,826	3,337	2.9
Equity-based compensation	45,077	35,525	9,552	26.9
Profit sharing expense	123,447	(12,277)	135,724	NM
Total compensation and benefits	287,687	139,074	148,613	106.9
Interest expense	19,108	13,797	5,311	38.5
General, administrative and other	71,662	61,677	9,985	16.2
Placement fees	(440)	327	(767)	NM
Total Expenses	378,017	214,875	163,142	75.9
Other Income (Loss):
Net gains (losses) from investment activities	18,829	(67,133)	85,962	NM
Net gains from investment activities of consolidated variable interest entities	9,466	6,532	2,934	44.9
Interest income	7,076	3,559	3,517	98.8
Other income, net	90	4,246	(4,156)	(97.9)
Total Other Income (Loss)	35,461	(52,796)	88,257	NM
Income (loss) before income tax provision	335,221	(100,768)	435,989	NM
Income tax provision	(19,654)	(8,580)	(11,074)	129.1
Net Income (Loss)	315,567	(109,348)	424,915	NM
Net (income) loss attributable to Non-Controlling Interests	(166,510)	51,086	(217,596)	NM
Net Income (Loss) Attributable to Apollo Global Management, LLC	149,057	(58,262)	207,319	NM
Net income attributable to Series A Preferred Shareholders	(4,383)	(4,383)	—	—
Net income attributable to Series B Preferred Shareholders	(4,781)	—	(4,781)	NM
Net Income (Loss) Attributable to Apollo Global Management, LLC Class A Shareholders	$139,893	$(62,645)	$202,538	NM

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
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Management fees increased by $93.3 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This change was primarily attributable to the commencement of Fund IX’s investment period in April 2018, resulting in $80.0 million in management fees during the three months ended March 31, 2019, and an increase in management fees earned from Athene of $33.2 million primarily due to its completion of the reinsurance transaction relating to the fixed annuity business of VA Capital Company, L.P. (“VA Capital”) subsequent to March 31, 2018. The increase in management fees was partially offset by decreased management fees earned from Fund VIII of $25.2 million during the three months ended

March 31, 2019 as compared to the three months ended March 31, 2018. The decrease in management fees earned from Fund VIII was the result of a change in the basis upon which management fees are earned from capital commitments to invested capital.
Advisory and transaction fees, net, increased by $6.0 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to Fund IX’s portfolio companies of $10.8 million, partially offset by decreases in net advisory and transaction fees earned with respect to portfolio companies of Fund VIII and ANRP II of $2.8 million and $1.3 million, respectively, during the three months ended March 31, 2019, as compared to the same period during 2018.
Performance allocations were $251.5 million for the three months ended March 31, 2019 as compared to performance allocations of $(124.2) million for the three months ended March 31, 2018. The increase in performance allocations was primarily attributable to increased performance allocations earned from Fund VIII, Fund VI, SCRF VI and Apollo Credit Master Fund Ltd. (“Credit Fund”) of $294.4 million, $25.0 million, $21.3 million and $13.4 million, respectively, partially offset by a decrease in performance allocations earned from EPF II of $19.2 million.
The increase in performance allocations from Fund VIII was primarily driven by greater appreciation of the fund’s public portfolio companies primarily in the consumer services, business services and financial services sectors during the three months ended March 31, 2019 as compared to the same period during 2018. The increase in performance fees from Fund VI was primarily driven by appreciation of the fund’s public portfolio companies primarily in the leisure sector, during the three months ended March 31, 2019 as compared to the same period during 2018. The increase in performance allocations from SCRF IV was primarily driven by appreciation from investments in derivatives and CLOs during the three months ended March 31, 2019 as compared to the same period during 2018. The increase in performance allocations from Credit Fund was primarily attributable to higher appreciation on investments in bank loans during the three months ended March 31, 2019 as compared to the same period during 2018. The decrease in performance allocations from EPF II was primarily attributable to decreased appreciation of UK commercial real estate investments and non-performing loans in Ireland during the three months ended March 31, 2019 as compared to the same period during 2018.
Incentive fees decreased by $3.1 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This change was primarily attributable to a decrease in incentive fees earned from AINV of $3.8 million as a result of the amended and restated investment management agreement, as described in note 14 to our condensed consolidated financial statements. The fee arrangement was revised to be on a total return measure and the total return hurdle rate was not achieved as of March 31, 2019.
Principal investment income was $26.0 million for the three months ended March 31, 2019 as compared to principal investment loss of $13.0 million for the three months ended March 31, 2018. This change was primarily driven by an increase in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Fund VIII of $34.6 million during the three months ended March 31, 2019, as compared to the same period in 2018.
Expenses
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Compensation and benefits increased by $148.6 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This change was primarily attributable to an increase in profit sharing expense of $135.7 million due to a corresponding increase in performance allocations during the three months ended March 31, 2019, as compared to the same period in 2018. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. In addition, equity-based compensation increased by $9.6 million primarily attributable to increased amortization expense relating to grants of RSUs to certain employees under the 2007 Equity Plan subsequent to March 31, 2018.
Included in profit sharing expense is $17.0 million and $15.5 million for the three months ended March 31, 2019 and 2018, respectively, related to a performance based incentive arrangement for certain Apollo partners and employees designed to more closely align compensation on an annual basis with the overall realized performance of the Company (referred to herein as the “Incentive Pool”). Allocations to participants in the Incentive Pool contain both a mandatory component and a discretionary component, each of which may vary year to year. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
Interest expense increased by $5.3 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018 primarily due to additional interest expense incurred during the three months ended March 31, 2019 as a result of the issuance of the 2029 Senior Notes in February 2019, partially offset by a decrease in interest expense as a result of the repayment of the remaining amount of the 2013 AMH Credit Facilities, as described in note 10 to our condensed consolidated financial statements.
General, administrative and other expenses increased by $10.0 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This change was primarily driven by an increase in professional fees and technology expenses during the three months ended March 31, 2019 as compared to the same period in 2018.
Other Income (Loss)
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Net gains from investment activities were $18.8 million for the three months ended March 31, 2019, as compared to net losses from investment activities of $67.1 million for the three months ended March 31, 2018. This change was primarily attributable to a gain on the Company’s investment in Athene Holding during the three months ended March 31, 2019 as compared to a loss on the Company’s investment in Athene Holding during the three months ended March 31, 2018. See note 6 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net gains from investment activities of consolidated VIEs increased by $2.9 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily driven by increases in net gains from Champ, L.P. during the three months ended March 31, 2019, as compared to the same period in 2018. See note 5 to the condensed consolidated financial statements for details regarding net gains from investment activities of consolidated VIEs.
Interest income increased by $3.5 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018 primarily due to additional interest income earned from money market funds and U.S. Treasury securities held during the three months ended March 31, 2019.
Other income, net decreased by $4.2 million during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This change was primarily attributable to income of $3.8 million recognized in connection with the assignment of a CLO collateral management agreement during the three months ended March 31, 2018 which did not recur in 2019.
Net Income Attributable to Non-Controlling Interests and Series A and Series B Preferred Shareholders
For information related to net income attributable to Non-Controlling Interests and net income attributable to Series A and Series B Preferred shareholders, see note 13 to the condensed consolidated financial statements.
Income Tax Provision
The Apollo Operating Group and its subsidiaries generally operate as partnerships for U.S. federal income tax purposes. As a result, only a portion of the income we earn is subject to corporate-level tax in the United States and foreign jurisdictions. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes.
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The income tax provision increased by $11.1 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The increase was due to an increase in pre-tax GAAP net income during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 and an overall change in the mix of earnings when comparing the amount of earnings that are subject to corporate-level tax to those earnings that are not subject to corporate-level tax as these earnings are passed through to Non-Controlling Interests and Class A shareholders. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 5.9% and (8.5)% for the three months ended March 31, 2019 and 2018, respectively. The most significant reconciling items between our U.S. federal statutory income tax rate and our effective income tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders and (iii) state and local income taxes including NYC UBT (see note 9 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
Segment Analysis
Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by our executive management, which consists of our Managing Partners, who operate collectively as our chief operating decision maker, to assess performance and to allocate resources. See note 16 to our condensed consolidated financial statements for more information regarding our segment reporting.

Our financial results vary, since performance fees, which generally constitute a large portion of the income from the funds that we manage, as well as the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. As a result, we emphasize long-term financial growth and profitability to manage our business.
Credit
The following table sets forth our segment statement of operations information and our supplemental performance measure, Segment Distributable Earnings, within our credit segment.

	For the Three Months Ended March 31,		Total Change	Percentage Change
	2019	2018
	(in thousands)
Credit:
Management fees	$182,742	$149,715	$33,027	22.1%
Advisory and transaction fees, net	2,848	2,195	653	29.7
Performance fees(1)	661	5,275	(4,614)	(87.5)
Fee Related Revenues	186,251	157,185	29,066	18.5
Salary, bonus and benefits	(44,304)	(46,821)	2,517	(5.4)
General, administrative and other	(27,496)	(26,368)	(1,128)	4.3
Placement fees	305	(276)	581	NM
Fee Related Expenses	(71,495)	(73,465)	1,970	(2.7)
Other income (loss), net of Non-Controlling Interest	(404)	3,183	(3,587)	NM
Fee Related Earnings	114,352	86,903	27,449	31.6
Realized performance fees	3,327	3,114	213	6.8
Realized profit sharing expense	(3,518)	(2,834)	(684)	24.1
Net Realized Performance Fees	(191)	280	(471)	NM
Realized principal investment income	3,049	4,280	(1,231)	(28.8)
Net interest loss and other	(4,386)	(3,518)	(868)	24.7
Segment Distributable Earnings	$112,824	$87,945	$24,879	28.3%

(1)	Represents certain performance fees from business development companies and Redding Ridge Holdings.
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Management fees increased by $33.0 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This change was primarily attributable to an increase in management fees earned from Athene of $27.7 million during the three months ended March 31, 2019, as compared to the same period during 2018. The increase in management fees earned from Athene was primarily attributable to its completion of the reinsurance transaction relating to the fixed annuity business of VA Capital subsequent to March 31, 2018.
Performance fees decreased by $4.6 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This change was primarily attributable to a decrease in performance fees earned from AINV of $3.8 million during the three months ended March 31, 2019, as compared to the same period during 2018, as a result of the amended and restated investment management agreement, as described in note 14 to our condensed consolidated financial statements. The fee arrangement was revised to be on a total return measure and the total return hurdle rate was not achieved as of March 31, 2019.
Salary, bonus and benefits expense decreased by $2.5 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018 primarily due to changes in bonus accrual estimates.
General, administrative and other increased by $1.1 million during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The change was primarily driven by an increase in technology and other expenses during the three months ended March 31, 2019, as compared to the same period in 2018.
Other loss, net of Non-Controlling Interest was $0.4 million for the three months ended March 31, 2019, as compared to other income, net of Non-Controlling Interest of $3.2 million the three months ended March 31, 2018. This change was primarily attributable to income of $3.8 million recognized in connection with the assignment of a CLO collateral management agreement during the three months ended March 31, 2018 that did not recur during the three months ended March 31, 2019.
Realized performance fees increased by $0.2 million during the three months ended March 31, 2019, as compared to the same period in 2018. Realized performance fees of $3.3 million during the three months ended March 31, 2019 were primarily driven by fees generated from the Credit Fund and a strategic investment account of $2.5 million and $0.4 million, respectively. The realized performance fees from the Credit Fund were primarily driven by the appreciation of its bank loan investments during the three months ended March 31, 2019. The realized performance fees from the strategic investment account were primarily driven by the closing of bridge loans and the sale of an equity investment during the three months ended March 31, 2019. Realized performance fees of $3.1 million during the three months ended March 31, 2018 was primarily driven by fees generated from SCRF III and COF II of $1.5 million and $1.1 million, respectively. The realized performance fees from SCRF III were driven by the realization of the fund’s remaining residual investments in CLOs and derivatives, as the fund unwound its portfolio during the three months ended March 31, 2018. The realized performance fees from COF II were driven by the realization of the fund’s remaining assets, as the fund unwound its portfolio during the three months ended March 31, 2018.
Realized profit sharing expense increased by $0.7 million during the three months ended March 31, 2019, as compared to the same period in 2018, as a result of a corresponding increase in performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $0.1 million and $0.1 million related to the Incentive Pool for the three months ended March 31, 2019 and 2018, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income decreased by $1.2 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This change was primarily attributable to a decrease in realizations from Apollo’s equity ownership interest in AINV of $0.9 million during the three months ended March 31, 2019, as compared to the same period in 2018.
Net interest loss and other increased by $0.9 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to additional interest expense incurred during the three months ended March 31, 2019 as a result of the issuance of the 2029 Senior Notes in February 2019, as described in note 10 to our condensed consolidated financial statements.
Private Equity
The following table sets forth our segment statement of operations information and our supplemental performance measure, Segment Distributable Earnings, within our private equity segment.

	For the Three Months Ended March 31,		Total Change	Percentage Change
	2019	2018
	(in thousands)
Private Equity:
Management fees	$130,496	$82,280	$48,216	58.6%
Advisory and transaction fees, net	16,136	10,655	5,481	51.4
Fee Related Revenues	146,632	92,935	53,697	57.8
Salary, bonus and benefits	(43,233)	(40,725)	(2,508)	6.2
General, administrative and other	(25,862)	(17,983)	(7,879)	43.8
Placement fees	135	(51)	186	NM
Fee Related Expenses	(68,960)	(58,759)	(10,201)	17.4
Other income, net	196	309	(113)	(36.6)
Fee Related Earnings	77,868	34,485	43,383	125.8
Realized performance fees	60,456	112,772	(52,316)	(46.4)
Realized profit sharing expense	(37,727)	(57,748)	20,021	(34.7)
Net Realized Performance Fees	22,729	55,024	(32,295)	(58.7)
Realized principal investment income	8,088	18,330	(10,242)	(55.9)
Net interest loss and other	(6,133)	(5,356)	(777)	14.5
Segment Distributable Earnings	$102,552	$102,483	$69	0.1%
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Management fees increased by $48.2 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This change was primarily attributable to the commencement of Fund IX’s investment period in April 2018, resulting in $80.0 million in management fees during the three months ended March 31, 2019. The increase in management fees was partially offset by decreased management fees earned from Fund VIII of $25.2 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease in management fees earned from Fund VIII was the result of a change in the basis upon which management fees are earned from capital commitments to invested capital.
Advisory and transaction fees, net increased by $5.5 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to Fund IX’s portfolio companies of $10.8 million, partially offset by decreases in net advisory and transaction fees earned with respect to portfolio companies of Fund VIII and ANRP II of $2.8 million and $1.3 million, respectively, during the three months ended March 31, 2019, as compared to the same period during 2018.
Salary, bonus and benefits expense increased by $2.5 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to increased headcount.
General, administrative and other increased by $7.9 million during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The change was primarily driven by increased professional fees and fund organizational expenses related to Apollo Natural Resources Partners III, L.P. during the three months ended March 31, 2019, as compared to the same period in 2018.
Realized performance fees decreased by $52.3 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This change was primarily attributable to decreases in realized performance fees generated from Fund VIII of $41.7 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease in realized performance fees from Fund VIII was primarily driven by a decrease in profits realized from investment sales and income from the fund’s investments. The realized performance fees from Fund VIII during the three months ended March 31, 2019 were the result of sales and income generated from investments primarily in the business services, manufacturing and industrial, financial services and leisure sectors, and the realized performance fees during the same period in 2018 were the result of sales and income generated from investments primarily in the chemicals, consumer services and leisure sectors.
Realized profit sharing expense decreased by $20.0 million during the three months ended March 31, 2019, as compared to the same period in 2018, as a result of a corresponding decrease in realized performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $16.9 million and $14.9 million related to the Incentive Pool for the three months ended March 31, 2019 and 2018, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income decreased by $10.2 million for the three months ended March 31, 2019, as compared to the same period in 2018. This change was primarily attributable to a decrease in realizations from Apollo’s equity ownership interest in Fund VIII of $5.1 million as well as modest decreases in realizations across most of our other private equity funds during the three months ended March 31, 2019, as compared to the same period in 2018.
Net interest loss and other increased by $0.8 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to additional interest expense incurred during the three months ended March 31, 2019 as a result of the issuance of the 2029 Senior Notes in February 2019, as described in note 10 to our condensed consolidated financial statements.

Real Assets
The following table sets forth our segment statement of operations information and our supplemental performance measure, Segment Distributable Earnings, within our real assets segment.

	For the Three Months Ended March 31,		Total Change	Percentage Change
	2019	2018
	(in thousands)
Real Assets:
Management fees	$45,385	$40,208	$5,177	12.9%
Advisory and transaction fees, net	76	144	(68)	(47.2)
Fee Related Revenues	45,461	40,352	5,109	12.7
Salary, bonus and benefits	(18,188)	(18,985)	797	(4.2)
General, administrative and other	(9,675)	(10,024)	349	(3.5)
Fee Related Expenses	(27,863)	(29,009)	1,146	(4.0)
Other income (loss), net of Non-Controlling Interest	(62)	168	(230)	NM
Fee Related Earnings	17,536	11,511	6,025	52.3
Realized performance fees	6	6,416	(6,410)	(99.9)
Realized profit sharing expense	106	(3,065)	3,171	NM
Net Realized Performance Fees	112	3,351	(3,239)	(96.7)
Realized principal investment income	299	783	(484)	(61.8)
Net interest loss and other	(2,173)	(1,909)	(264)	13.8
Segment Distributable Earnings	$15,774	$13,736	$2,038	14.8%
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Management fees increased by $5.2 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This change was primarily attributable to an increase in management fees earned from Athene of $4.8 million, during the three months ended March 31, 2019, as compared to the same period during 2018.
Realized performance fees decreased by $6.4 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Realized performance fees generated from certain funds, including U.S. RE Fund I, U.S. RE Fund II, Apollo Asia Real Estate Fund, L.P. (“Asia RE Fund”) and EPF II, includes an allocation of realized performance fees from strategic investment accounts that invest in the funds. The decrease in realized performance fees was primarily attributable to decreases in realized performance fees generated from strategic investment accounts and EPF II of $3.6 million and $1.8 million, respectively, during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The decrease in realized performance fees from strategic investment accounts is primarily due to allocations of realizations relating to underlying investments in U.S. RE Fund I, U.S. RE Fund II and EPF II for the three months ended March 31, 2018 and allocations relating to limited realizations from the underlying fund investments for the same period during 2019. Realized performance fees from EPF II decreased primarily due to the realizations of distressed real estate investments in Italy and Europe during the three months ended March 31, 2018, as compared to no realizations during the three months ended March 31, 2019.
Realized profit sharing expense decreased by $3.2 million during the three months ended March 31, 2019, as compared to the same period in 2018, as a result of a corresponding decrease in realized performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $0.6 million related to the Incentive Pool for the three months ended March 31, 2018. There was no realized profit sharing expense related to the Incentive Pool for the three months ended March 31, 2019. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.

Summary of Distributable Earnings
The following table is a reconciliation of Distributable Earnings per share of common and equivalent to net distribution per share of common and equivalent.

	For the Three Months Ended March 31,
	2019	2018
	(in thousands, except per share data)
Segment Distributable Earnings	$231,150	$204,164
Taxes and related payables	(14,636)	(11,198)
Preferred distributions	(9,164)	(4,383)
Distributable Earnings	207,350	188,583
Add back: Tax and related payables attributable to common and equivalents	12,475	9,167
Distributable Earnings before certain payables(1)	219,825	197,750
Percent to common and equivalents	51%	51%
Distributable Earnings before other payables attributable to common and equivalents	112,111	100,853
Less: Taxes and related payables attributable to common and equivalents	(12,475)	(9,167)
Distributable Earnings attributable to common and equivalents	$99,636	$91,686
Distributable Earnings per share of common and equivalent(2)	$0.50	$0.46
Retained capital per share of common and equivalent(2)(3)	(0.04)	(0.08)
Net distribution per share of common and equivalent(2)	$0.46	$0.38

(1)
Distributable Earnings before certain payables represents Distributable Earnings before the deduction for the estimated current corporate taxes and the amounts payable under Apollo’s tax receivable agreement.

(2)
Per share calculations are based on end of period Distributable Earnings Shares Outstanding, which consists of total Class A shares outstanding, AOG Units and RSUs that participate in distributions (collectively referred to as “common and equivalents”).

(3)	Retained capital is withheld pro-rata from common and equivalent holders.

Summary of Non-U.S. GAAP Measures
The table below sets forth a reconciliation of net income attributable Apollo Global Management, LLC Class A Shareholders to our non-U.S. GAAP performance measures:

	For the Three Months Ended March 31,
	2019	2018
	(in thousands)
Net Income (Loss) Attributable to Apollo Global Management, LLC Class A Shareholders	$139,893	$(62,645)
Preferred distributions	9,164	4,383
Net income attributable to Non-Controlling Interests in consolidated entities	8,662	5,979
Net income (loss) attributable to Non-Controlling Interests in the Apollo Operating Group	157,848	(57,065)
Net Income (Loss)	$315,567	$(109,348)
Income tax provision	19,654	8,580
Income (Loss) Before Income Tax Provision	$335,221	$(100,768)
Transaction-related charges(1)	5,463	1,852
Net income attributable to Non-Controlling Interests in consolidated entities	(8,662)	(5,979)
Unrealized performance fees(2)	(184,383)	250,541
Unrealized profit sharing expense(2)	75,762	(76,388)
Equity-based profit sharing expense and other(3)	20,962	14,564
Equity-based compensation	18,423	17,435
Unrealized principal investment (income) loss	(12,328)	35,997
Unrealized net (gains) losses from investment activities and other	(19,308)	66,910
Segment Distributable Earnings(4)	$231,150	$204,164
Taxes and related payables	(14,636)	(11,198)
Preferred distributions	(9,164)	(4,383)
Distributable Earnings	$207,350	$188,583
Preferred distributions	9,164	4,383
Taxes and related payables	14,636	11,198
Realized performance fees	(63,789)	(122,302)
Realized profit sharing expense	41,139	63,647
Realized principal investment income	(11,436)	(23,393)
Net interest loss and other	12,692	10,783
Fee Related Earnings	$209,756	$132,899
Depreciation, amortization and other, net	2,578	2,589
Fee Related EBITDA	$212,334	$135,488
Realized performance fees(5)	63,789	122,302
Realized profit sharing expense(5)	(41,139)	(63,647)
Fee Related EBITDA + 100% of Net Realized Performance Fees	$234,984	$194,143

(1)	Transaction-related charges include contingent consideration, equity-based compensation charges and the amortization of intangible assets and certain other charges associated with acquisitions.

(2)	Includes realized performance fees and realized profit sharing expense settled in the form of shares of Athene Holding during the three months ended March 31, 2018.

(3)
Equity-based profit sharing expense and other includes certain profit sharing arrangements in which a portion of performance fees distributed to the general partner are allocated by issuance of equity-based awards, rather than cash, to employees of Apollo. Equity-based profit sharing expense and other also includes non-cash expenses related to equity awards in unconsolidated related parties granted to employees of Apollo.

(4)	See note 16 for more details regarding Segment Distributable Earnings for the combined segments.

(5)	Excludes realized performance fees and realized profit sharing expense settled in the form of shares of Athene Holding during the three months ended March 31, 2018.

Liquidity and Capital Resources
Overview
Apollo’s business model primarily derives revenues and cash flows from the assets it manages. Apollo targets operating expense levels such that fee income exceeds total operating expenses each period. The company intends to distribute to its shareholders on a quarterly basis substantially all of its distributable earnings after taxes and related payables in excess of amounts determined to be necessary or appropriate to provide for the conduct of the business. As a result, the Company requires limited capital resources to support the working capital or operating needs of the business. While primarily met by cash flows generated through fee income received, liquidity needs are also met (to a limited extent) through proceeds from borrowings and equity issuances as described in notes 10 and 13 to the condensed consolidated financial statements, respectively. The Company had cash and cash equivalents of $720.3 million at March 31, 2019.
Primary Sources and Uses of Cash
The Company has multiple sources of short-term liquidity to meet its capital needs, including cash on hand, annual cash flows from its activities, and available funds from the Company’s $750 million revolving credit facility as of March 31, 2019. The Company believes these sources will be sufficient to fund our capital needs for at least the next twelve months. If the Company determines that market conditions are favorable after taking into account our liquidity requirements, we may seek to issue additional senior notes, preferred equity, or other financing instruments.
The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows:

	For the Three Months Ended March 31,
	2019	2018
	(in thousands)
Operating Activities	$292,101	$41,527
Investing Activities	(374,608)	97,215
Financing Activities	190,976	80,185
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	$108,469	$218,927
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

•
During the three months ended March 31, 2019 and 2018, cash provided by operating activities primarily includes cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, offset by cash outflows for compensation, general, administrative, and other expenses. Net cash provided by operating activities also reflects the operating activity of our consolidated funds and VIEs, which primarily include cash inflows from the sale of investments offset by cash outflows for purchases of investments.

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

•
During the three months ended March 31, 2019 and 2018 , cash used by investing activities primarily reflects purchases of U.S. Treasury securities and other investments and net contributions to equity method investments, offset by proceeds from maturities of U.S. Treasury securities.

Financing Activities
The Company’s financing activities reflect its capital market transactions and transactions with owners. The primary sources of cash within the financing activities section includes proceeds from debt and preferred equity issuances. The primary uses of cash within the financing activities section include: (a) distributions, (b) payments under the tax receivable agreement, (c) share repurchases, (d) cash paid to settle tax withholding obligations in connection with net share settlements of equity-based awards, and (e) repayments of debt.

•
During the three months ended March 31, 2019, cash provided by financing activities primarily reflects proceeds from the issuance of the 2029 Senior Notes, partially offset by distributions to Class A shareholders and Non-Controlling interest holders.

•
During the three months ended March 31, 2018, cash provided by financing activities primarily reflects proceeds from the issuance of Series B Preferred shares and the issuance of the 2048 Senior Notes, partially offset by repayments on the term loan facility to AMH and distributions to Class A shareholders and Non-Controlling interests.

Future Debt Obligations
The Company had long-term debt of $1.9 billion at March 31, 2019, which includes $1.8 billion of senior notes with maturities in 2024, 2026, 2029 and 2048. See note 10 to the condensed consolidated financial statements for further information regarding the Company’s debt arrangements.
Contractual Obligations, Commitments and Contingencies
The Company had unfunded general partner commitments of $1.1 billion at March 31, 2019, of which $434 million related to Fund IX. For a summary and a description of the nature of the Company’s commitments, contingencies and contractual obligations, see note 15 to the condensed consolidated financial statements and “—Contractual Obligations, Commitments and Contingencies”. The Company’s commitments are primarily fulfilled through cash flows from operations and (to a limited extent) through borrowings and equity issuances as described in notes 10 and 13 to the condensed consolidated financial statements, respectively.
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

Revolver Facility
As further described in note 10 to the condensed consolidated financial statements, the 2013 AMH Credit Facilities and all related loan documents were terminated as of July 11, 2018. Under the Company’s 2018 AMH Credit Facility, the Company may borrow in an aggregate amount not to exceed $750 million and may incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as the Borrower is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. Borrowings under the 2018 AMH Credit Facility may be used for working capital and general corporate purposes, including without limitation, permitted acquisitions. As of March 31, 2019, the 2018 AMH Credit Facility was undrawn.
Distributions
For information regarding the quarterly distributions which were made at the sole discretion of the Company’s manager during 2019 and 2018 to Class A shareholders, Non-Controlling Interest holders in the Apollo Operating Group and participating securities, see note 13 to the condensed consolidated financial statements.
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
On May 2, 2019, the Company declared a cash distribution of $0.46 per Class A share, which will be paid on May 31, 2019 to holders of record on May 21, 2019. Also, the Company declared a cash distribution of $0.398438 per Series A Preferred share and Series B Preferred share which will be paid on June 17, 2019 to holders of record on May 31, 2019.
Tax Receivable Agreement
The tax receivable agreement provides for the payment to the Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that APO Corp. realizes subject to the agreement. For more information regarding the tax receivable agreement, see note 14 to the condensed consolidated financial statements.
AGM Share Repurchases
For information regarding the Company’s share repurchase program, see note 13 to the condensed consolidated financial statements.
AINV Share Purchases
On March 11, 2016, it was announced that Apollo intended to embark on a program to purchase $50 million of AINV’s common stock, subject to certain regulatory approvals. Under the program, shares may be purchased from time to time in open market transactions and in accordance with applicable law. As of March 31, 2019, Apollo had purchased approximately 871 thousand shares, or approximately $4.9 million of AINV’s common stock.
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
Fund VIII, Fund VII, Fund VI, ANRP I and ANRP II Escrow
As of March 31, 2019, the remaining investments and escrow cash of Fund VIII were valued at 121% of the fund’s unreturned capital, which was above the required escrow ratio of 115%. As of March 31, 2019, the remaining investments and escrow cash of Fund VII, Fund VI, ANRP I and ANRP II were valued at 80%, 71%, 69% and 109% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation.
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
Indemnification Liability
The Company recorded an indemnification liability in the event that our Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation to return previously distributed performance fees. See note 14 to the condensed consolidated financial statements for further information regarding the Company’s indemnification liability.
Investment Management Agreements - Athene Asset Management
The Company provides asset management and advisory services to Athene as described in note 14 to the condensed consolidated financial statements. On September 20, 2018, Athene and Apollo agreed to revise the existing fee arrangements between Athene and Apollo (the “proposed amended fee agreement”). The proposed amended fee agreement amends the existing agreement, provides for sub-allocation fees which vary based on portfolio allocation differentiation and is intended to provide for further alignment of interests between Athene and the Company.
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
Strategic Relationship Agreement with CalPERS
On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with CalPERS. The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. As of March 31, 2019, the Company had reduced fees charged to CalPERS on the funds it manages by approximately $108.0 million.
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
Performance allocations are performance fees that are generally structured from a legal standpoint as an allocation of capital to the Company. Performance allocations from certain of the funds that we manage are subject to contingent repayment and are generally paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund, the aggregate amount paid to us as performance fees exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess (in certain cases net of taxes) is required to be returned by us to that fund. We account for performance allocations as an equity method investment, and accordingly, we accrue performance allocations quarterly based on fair value of the underlying investments and separately assess if contingent repayment is necessary. The determination of performance allocations and contingent repayment considers both the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. See “Investments, at Fair Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in our credit, private equity and real assets funds.
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
The fair values of the investments in our funds can be impacted by changes to the assumptions used in the underlying valuation models. For further discussion on the impact of changes to valuation assumptions see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Sensitivity” in our 2018 Annual Report. There have been no material changes to the valuation approaches utilized during the periods that our financial results are presented in this report.
Fair Value of Financial Instruments
Except for the Company’s debt obligations (each as defined in note 10 to our condensed consolidated financial statements), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying values approximate fair value. See “—Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings.
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
Several of the Company’s employee remuneration programs are dependent upon performance fee realizations, including the Incentive Pool, and dedicated performance fee rights.  The Company established these programs to attract and retain, and provide incentive to, partners and employees of the Company and to more closely align the overall compensation of partners and employees with the overall realized performance of the Company.  Dedicated performance fee rights entitle their holders to payments arising from performance fee realizations.  The Incentive Pool enables certain partners and employees to earn discretionary compensation based on realized performance fees in a given year, which amounts are reflected in profit sharing expense in the Company’s condensed consolidated financial statements.  Amounts earned by participants as a result of their performance fee rights (whether dedicated or Incentive Pool) will vary year-to-year depending on the overall realized performance of the Company (and, in the case of the Incentive Pool, on their individual performance). There is no assurance that the Company will continue to compensate individuals through the same types of arrangements in the future and there may be periods when the executive committee of the Company’s manager determines that allocations of realized performance fees are not sufficient to compensate individuals, which may result in an increase in salary, bonus and benefits, the modification of existing programs or the use of new remuneration programs.  Reductions in performance fee revenues could also make it harder to retain employees and cause employees to seek other employment opportunities.
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
Equity-Based Compensation. Equity-based compensation is accounted for in accordance with U.S. GAAP, which requires that the cost of employee services received in exchange for an award is generally measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are recognized over the relevant service period. In addition, certain RSUs granted by the Company vest subject to continued employment and the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. In accordance with U.S. GAAP, equity-based compensation expense for such awards, if and when granted, will be recognized on an accelerated recognition method over the requisite service period to the extent the performance fee metrics are met or deemed probable. The addition of these performance measures helps to promote the interests of our Class A shareholders and fund investors by making RSU vesting contingent on the realization and distribution of profits on our funds. Forfeitures of equity-based awards are accounted for when they occur. Apollo’s equity-based awards consist of, or provide rights with respect to, AOG Units, RSUs, share options, restricted shares, AHL Awards and other equity-based compensation awards. For more information regarding Apollo’s equity-based compensation awards, see note 12 to our condensed consolidated financial statements. The Company’s assumptions made to determine the fair value on grant date are embodied in the calculations of compensation expense.
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
We utilized the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting distributions on certain Plan Grant and Performance Grant RSUs. The weighted average for the inputs utilized for the shares granted are presented in the table below for Plan Grants and Performance Grants:

	For the Three Months Ended March 31,
	2019	2018
Plan Grants:
Distribution Yield(1)	7.3%	5.3%
Cost of Equity Capital Rate(2)	10.3%	10.5%
Performance Grants:
Distribution Yield(1)	7.3%	N/A
Cost of Equity Capital Rate(2)	10.3%	N/A

(1)
Calculated based on the historical distributions paid during the twelve months ended March 31, 2019 and 2018 and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.

(2)
Assumes a discount rate that was equivalent to the opportunity cost of foregoing distributions on unvested Plan Grant and Performance Grant RSUs as of the valuation date, based on the Capital Asset Pricing Model (“CAPM”). CAPM is a commonly used mathematical model for developing expected returns.

The following table summarizes the weighted average discounts for certain Plan Grants and Performance Grants:

	For the Three Months Ended March 31,
	2019	2018
Plan Grants:
Discount for the lack of distributions until vested(1)	19.8%	10.5%
Performance Grants:
Discount for the lack of distributions until vested(1)	16.7%	N/A

(1)	Based on the present value of a growing annuity calculation.
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
The inputs utilized in the Finnerty Model are (i) length of holding period, (ii) volatility and (iii) distribution yield. The weighted average for the inputs utilized for the shares granted are presented in the table below for Plan Grants, Bonus Grants and Performance Grants:

	For the Three Months Ended March 31,
	2019	2018
Plan Grants:
Holding Period Restriction (in years)	0.2	0.4
Volatility(1)	41.8%	22.9%
Distribution Yield(2)	7.3%	5.3%
Bonus Grants:
Holding Period Restriction (in years)	0.2	0.2
Volatility(1)	42.0%	22.5%
Distribution Yield(2)	7.3%	5.3%
Performance Grants:
Holding Period Restriction (in years)	1.2	N/A
Volatility(1)	30.5%	N/A
Distribution Yield(2)	7.3%	N/A

(1)	The Company determined the expected volatility based on the volatility of the Company’s Class A share price as of the grant date with consideration to comparable companies.

(2)
Calculated based on the historical distributions paid during the twelve months ended March 31, 2019 and 2018 and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.

The following table summarizes the weighted average marketability discounts for Plan Grants, Bonus Grants and Performance Grants:

	For the Three Months Ended March 31,
	2019	2018
Plan Grants:
Marketability discount for transfer restrictions(1)	4.3%	3.4%
Bonus Grants:
Marketability discount for transfer restrictions(1)	4.3%	2.3%
Performance Grants:
Marketability discount for transfer restrictions(1)	7.0%	N/A

(1)	Based on the Finnerty Model calculation.
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
Off-Balance Sheet Arrangements
In the normal course of business, we engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications and potential contingent repayment obligations. See note 15 to our condensed consolidated financial statements for a discussion of guarantees and contingent obligations.
Contractual Obligations, Commitments and Contingencies
The Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows as of March 31, 2019:

	Remaining 2019	2020	2021	2022	2023	Thereafter	Total
	(in thousands)
Operating lease obligations(7)	$27,820	$25,847	$36,012	$37,383	$35,430	$378,388	$540,880
Other long-term obligations(1)	16,431	3,547	2,722	907	673	673	24,953
2018 AMH Credit Facility(2)	506	675	675	675	358	—	2,889
2024 Senior Notes(3)	15,000	20,000	20,000	20,000	20,000	508,333	603,333
2026 Senior Notes(4)	16,500	22,000	22,000	22,000	22,000	552,983	657,483
2029 Senior Notes(5)	20,097	26,796	26,796	26,796	26,796	690,680	817,961
2048 Senior Notes(6)	11,250	15,000	15,000	15,000	15,000	663,751	735,001
2014 AMI Term Facility I	229	306	15,543	—	—	—	16,078
2014 AMI Term Facility II	227	302	302	17,355	—	—	18,186
2016 AMI Term Facility I	185	246	246	246	246	19,182	20,351
2016 AMI Term Facility II	192	256	256	256	18,439	—	19,399
Obligations	$108,437	$114,975	$139,552	$140,618	$138,942	$2,813,990	$3,456,514

(1)
Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(2)
The commitment fee as of March 31, 2019 on the $750 million undrawn 2018 AMH Credit Facility was 0.09%. See note 10 of the condensed consolidated financial statements for further discussion of the 2018 AMH Credit Facility.

(3)
$500 million of the 2024 Senior Notes matures in May 2024. The interest rate on the 2024 Senior Notes as of March 31, 2019 was 4.00%. See note 10 of the condensed consolidated financial statements for further discussion of the 2024 Senior Notes.

(4)
$500 million of the 2026 Senior Notes matures in May 2026. The interest rate on the 2026 Senior Notes as of March 31, 2019 was 4.40%. See note 10 of the condensed consolidated financial statements for further discussion of the 2026 Senior Notes.

(5)
$550 million of the 2029 Senior Notes matures in February 2029. The interest rate on the 2029 Senior Notes as of March 31, 2019 was 4.87%. See note 10 of the condensed consolidated financial statements for further discussion of the 2029 Senior Notes.

(6)
$300 million of the 2048 Senior Notes matures in March 2048. The interest rate on the 2048 Senior Notes as of March 31, 2019 was 5.00%. See note 10 of the condensed consolidated financial statements for further discussion of the 2048 Senior Notes.

(7)	Operating lease obligations excludes $136.8 million of other operating expenses.

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

(iii)
In connection with the Stone Tower acquisition, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future performance fees earned from certain of the Stone Tower funds, CLOs and strategic investment accounts. This contingent consideration liability is remeasured to fair value at each reporting period until the obligations are satisfied. See note 15 to the condensed consolidated financial statements for further information regarding the contingent consideration liability.

(iv)	Commitments from certain of our subsidiaries to contribute to the funds we manage and certain related parties.
Commitments
Certain of our management companies and general partners are committed to contribute to the funds we manage and certain related parties. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our related parties, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its related parties, the percentage of total fund commitments of Apollo and its related parties, the commitment and remaining commitment amounts of Apollo only (excluding related parties), and the percentage of total fund commitments of Apollo only (excluding related parties) for each credit, private equity and real assets fund as of March 31, 2019 as follows ($ in millions):

Fund	Apollo and Related Party Commitments	% of Total Fund Commitments	Apollo Only (Excluding Related Party) Commitments	Apollo Only (Excluding Related Party) % of Total Fund Commitments	Apollo and Related Party Remaining Commitments	Apollo Only (Excluding Related Party) Remaining Commitments
Credit:
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	30.5	1.93	23.4	1.48	0.8	0.6
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	449.2	30.26	29.7	2.00	237.1	4.2
Financial Credit Investment III, L.P. (“FCI III”)	224.3	11.76	0.1	0.01	143.5	0.1
Financial Credit Investment II, L.P. (“FCI II”)	244.6	15.72	—	—	115.9	—
Financial Credit Investment I, L.P. (“FCI I”)	151.3	27.07	—	—	76.8	—
Apollo Structured Credit Recovery Master Fund IV, L.P. (“SCRF IV”)	416.1	16.63	33.1	1.32	131.6	10.5
MidCap	1,672.9	80.23	110.9	5.32	169.3	31.0
Apollo Moultrie Credit Fund, L.P.	400.0	100.00	—	—	195.0	—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	300.0	100.00	—	—	—	—
Apollo Accord Master Fund II, L.P.	274.7	35.17	11.6	1.49	178.5	7.6
Athora(1)	664.7	27.37	140.2	5.77	461.2	97.3
Other Credit	2,456.5	Various	170.6	Various	844.9	64.6
Private Equity:
Fund IX	1,849.5	7.48	469.8	1.90	1,691.9	433.6
Fund VIII	1,543.5	8.40	396.4	2.16	289.3	75.8
Fund VII	467.2	3.18	178.1	1.21	66.3	24.3
Fund VI	246.3	2.43	6.1	0.06	9.7	0.2
Fund V	100.0	2.67	0.5	0.01	6.2	—
Fund IV	100.0	2.78	0.2	0.01	0.5	—
AION	151.5	18.34	50.0	6.05	32.7	10.5
ANRP I	426.1	32.21	10.1	0.76	64.5	1.2
ANRP II	561.2	16.25	25.2	0.73	236.9	10.3
ANRP III	646.3	52.58	26.3	2.14	646.3	26.3
A.A. Mortgage Opportunities, L.P.	625.0	80.31	—	—	261.6	—
Apollo Rose, L.P.	299.1	100.00	—	—	—	—
Apollo Rose II, L.P.	887.1	51.07	33.0	1.9	439.7	16.6
Champ, L.P.	189.0	78.25	26.1	10.8	7.0	1.1
Apollo Royalties Management, LLC	108.6	100.00	—	—	—	—
Apollo Hybrid Value Fund, L.P.	834.2	25.76	89.2	2.75	724.2	77.4
COF III	358.1	10.45	83.1	2.43	78.6	19.4
Apollo Asia Private Credit Fund, L.P.	126.5	55.12	0.1	0.04	32.0	—
AEOF	125.5	12.01	25.5	2.44	92.7	18.8
Other Private Equity	585.8	Various	104.0	Various	188.0	53.1
Real Assets:
U.S. RE Fund II(2)	693.8	56.26	4.7	0.39	393.0	2.4
U.S. RE Fund I(2)	434.6	74.90	16.5	2.85	82.3	2.7
CPI Capital Partners Europe, L.P.(1)	6.1	0.47	—	—	—	—
CPI Capital Partners Asia Pacific, L.P.	6.9	0.53	0.5	0.04	0.1	—
Asia RE Fund(2)	376.9	53.12	8.4	1.18	246.9	5.9
Apollo Infrastructure Equity Fund(3)	322.8	35.97	13.1	1.46	81.3	2.7
Apollo European Principal Finance Fund III, L.P. (“EPF III”)(1)	609.4	13.51	76.8	1.70	407.8	54.3
Apollo European Principal Finance Fund II, L.P. (“EPF II”)(1)	410.9	11.94	60.2	1.75	93.3	18.1
Apollo European Principal Finance Fund, L.P. (“EPF I”)(1)	301.4	20.74	19.9	1.37	49.0	4.6
Other Real Assets	570.3	Various	1.8	Various	91.3	0.1
Other:
Apollo SPN Investments I, L.P.	13.5	0.29	13.5	0.29	8.0	8.0
Total	$21,261.9		$2,258.7		$8,875.7	$1,083.3

(1)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.12 as of March 31, 2019.

(2)
Figures for U.S. RE Fund I include base, additional, and co-investment commitments. A co-investment vehicle within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.30 as of March 31, 2019. Figures for U.S. RE Fund II and Asia RE Fund include co-investment commitments.

(3)	Figures for Apollo Infrastructure Equity Fund include Apollo Infra Equity US Fund, L.P. and Apollo Infra Equity International Fund, L.P. commitments.
On April 30, 2015, Apollo entered into the AAA Investments Credit Agreement (see note 14 of our condensed consolidated financial statements for further disclosure regarding this facility). The 2018 AMH Credit Facility, 2024 Senior Notes, 2026 Senior Notes, 2048 Senior Notes, and 2029 Senior Notes will have future impacts on our cash uses. See note 10 of our condensed consolidated financial statements for information regarding the Company’s debt arrangements.
Contingent Obligation—Performance fees with respect to certain credit and private equity funds and real assets funds is subject to reversal in the event of future losses to the extent of the cumulative performance fees recognized in income to date. See note 15 of our condensed consolidated financial statements for a description of our contingent obligation.
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of March 31, 2019, AGS had an unfunded contingent commitment of $150.0 million outstanding related to such offerings. The commitment expired on April 4, 2019 with no funding on the part of the Company.

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
Each segment runs its own investment and risk management process subject to our overall risk tolerance and philosophy:

•
Our credit and real assets funds continuously monitor a variety of markets for attractive trading opportunities, applying a number of traditional and customized risk management metrics to analyze risk related to specific assets or portfolios, as well as, fund-wide risks.

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
Certain of our funds hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize our risk exposure by limiting the counterparties with which our funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. As of March 31, 2019, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.
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
See note 15 to our condensed consolidated financial statements for a summary of the Company’s legal proceedings.
ITEM 1A.    RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our 2018 Annual Report, which is accessible on the Securities and Exchange Commission's website at www.sec.gov. There have been no material changes to the risk factors for the three months ended March 31, 2019.
The risks described in our 2018 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES
On February 5, 2019, February 15, 2019, February 19, 2019 and March 19, 2019, we issued 2,140,408, 1,653, 31,235, and 16,508 Class A shares, respectively, net of taxes to Apollo Management Holdings, L.P., a subsidiary of Apollo Global Management, LLC, in connection with issuances of shares to participants in the 2007 Equity Plan for an aggregate purchase price of $65.0 million, $49.3 thousand, $0.9 million and $0.5 million, respectively. The issuance was exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our Class A shares made by us or on our behalf during the fiscal quarter ended March 31, 2019.

Period	Number of Class A Shares Purchased(1)	Average Price Paid per Share	Class A Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Class A Shares that May be Purchased Under the Plan or Programs
January 1, 2019 through January 31, 2019	—	$—	—	$326,007,061
February 1, 2019 through February 28, 2019	1,551,341	29.87	1,456,271	282,508,246
March 1, 2019 through March 31, 2019	897,730	28.93	897,730	256,536,917
Total	2,449,071		2,354,001

(1)
Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted Class A shares of AGM that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's 2007 Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase Class A shares on the open market and retire them. During the three months ended March 31, 2019, we repurchased 95,070 Class A shares at an average price paid per share of $29.87 in open-market transactions not pursuant to a publicly-announced repurchase plan or program on account of these awards. See note 13 for further information on Class A shares.

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
The following tables present financial data for Apollo’s reportable segments for the years ended December 31, 2018, 2017 and 2016, and are provided on a voluntary basis for comparability purposes.

	For the Year Ended December 31, 2018
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$642,331	$477,185	$163,172	$1,282,688
Advisory and transaction fees, net	8,872	89,602	13,093	111,567
Performance fees	28,390	—	—	28,390
Fee Related Revenues	679,593	566,787	176,265	1,422,645
Salary, bonus and benefits	(180,448)	(160,512)	(74,002)	(414,962)
General, administrative and other	(119,450)	(79,450)	(40,391)	(239,291)
Placement fees	(1,130)	(585)	(407)	(2,122)
Fee Related Expenses	(301,028)	(240,547)	(114,800)	(656,375)
Other income, net of Non-Controlling Interest	1,104	1,923	1,942	4,969
Fee Related Earnings	379,669	328,163	63,407	771,239
Realized performance fees	45,139	279,078	55,971	380,188
Realized profit sharing expense	(36,079)	(156,179)	(33,371)	(225,629)
Net Realized Performance Fees	9,060	122,899	22,600	154,559
Realized principal investment income	19,199	43,150	7,362	69,711
Net interest loss and other	(13,619)	(20,081)	(8,330)	(42,030)
Segment Distributable Earnings	$394,309	$474,131	$85,039	$953,479

	For the Year Ended December 31, 2017
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$555,586	$356,208	$170,521	$1,082,315
Advisory and transaction fees, net	30,325	84,216	3,083	117,624
Performance fees	17,666	—	—	17,666
Fee Related Revenues	603,577	440,424	173,604	1,217,605
Salary, bonus and benefits	(172,152)	(144,391)	(77,612)	(394,155)
General, administrative and other	(107,617)	(81,058)	(39,904)	(228,579)
Placement fees	(1,073)	(4,238)	(8,602)	(13,913)
Fee Related Expenses	(280,842)	(229,687)	(126,118)	(636,647)
Other income, net of Non-Controlling Interest	11,285	27,843	4,327	43,455
Fee Related Earnings	334,020	238,580	51,813	624,413
Realized performance fees	91,982	445,923	93,454	631,359
Realized profit sharing expense	(34,409)	(193,489)	(50,940)	(278,838)
Net Realized Performance Fees	57,573	252,434	42,514	352,521
Realized principal investment income	19,249	44,087	4,906	68,242
Net interest loss and other	(16,638)	(23,131)	(8,584)	(48,353)
Segment Distributable Earnings	$394,204	$511,970	$90,649	$996,823

	For the Year Ended December 31, 2016
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$486,388	$370,698	$120,563	$977,649
Advisory and transaction fees, net	11,602	128,893	6,620	147,115
Performance fees	22,941	—	—	22,941
Fee Related Revenues	520,931	499,591	127,183	1,147,705
Salary, bonus and benefits	(149,963)	(149,087)	(67,840)	(366,890)
General, administrative and other	(100,873)	(84,464)	(33,153)	(218,490)
Placement fees	(1,329)	(3,640)	(19,464)	(24,433)
Fee Related Expenses	(252,165)	(237,191)	(120,457)	(609,813)
Other income (loss), net of Non-Controlling Interest	(9,313)	767	528	(8,018)
Fee Related Earnings	259,453	263,167	7,254	529,874
Realized performance fees	101,670	88,336	61,940	251,946
Realized profit sharing expense	(51,805)	(39,113)	(45,875)	(136,793)
Net Realized Performance Fees	49,865	49,223	16,065	115,153
Realized principal investment income	17,709	13,775	5,696	37,180
Net interest loss and other	(16,861)	(20,533)	(6,809)	(44,203)
Segment Distributable Earnings	$310,166	$305,632	$22,206	$638,004

The following table presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Segment Distributable Earnings:

	For the Year Ended December 31,
	2018	2017	2016
Income before income tax provision	$105,272	$1,769,584	$1,061,014
Transaction-related charges(1)	(5,631)	17,496	55,302
Gain from remeasurement of tax receivable agreement liability	(35,405)	(200,240)	(3,208)
Net income attributable to Non-Controlling Interests in consolidated entities and appropriated partners’ capital	(31,648)	(8,891)	(5,789)
Unrealized performance fees(2)	782,888	(688,565)	(510,999)
Unrealized profit sharing expense(2)	(274,812)	226,319	179,857
Equity-based profit sharing expense and other(3)	91,051	6,980	3,127
Equity-based compensation	68,229	64,954	63,081
Unrealized principal investment (income) loss	62,097	(94,709)	(65,401)
Unrealized net (gains) losses from investment activities and other	191,438	(96,105)	(138,980)
Segment Distributable Earnings	$953,479	$996,823	$638,004

(1)	Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions.

(2)	Includes realized performance fees and realized profit sharing expense settled in the form of shares of Athene Holding during the year ended December 31, 2018.

(3)
Equity-based profit sharing expense and other includes certain profit sharing arrangements in which a portion of performance fees distributed to the general partner are allocated by issuance of equity-based awards, rather than cash, to employees of Apollo. Equity-based profit sharing expense and other also includes non-cash expenses related to equity awards granted by unconsolidated related parties to employees of Apollo.

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

Apollo Global Management, LLC
(Registrant)

Date: May 6, 2019	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer and Co-Chief Operating Officer (principal financial officer and authorized signatory)