Form 10-Q
period 2019-06-30
Apollo Global Management LLC
filed 2019-08-06
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019 OR

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

Securities registered pursuant to Section 12(g) of the Act: None

As of August 5, 2019 there were 200,788,068 Class A shares and 1 Class B share outstanding.

Forward-Looking Statements
This quarterly report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this quarterly report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to our dependence on certain key personnel, our ability to raise new credit, private equity, or real assets funds, market conditions generally, our ability to manage our growth, fund performance, changes in our regulatory environment and tax status, the variability of our revenues, net income and cash flow, our use of leverage to finance our businesses and investments by our funds and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 1, 2019 (the “2018 Annual Report”) and in this report; as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.
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
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on June 30, 2019 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
“gross IRR” of a real assets fund excluding the principal finance funds represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on June 30, 2019 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;

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
“net IRR” of a credit fund and the principal finance funds within the real assets segment represents the annualized return of a fund after management fees, performance fees allocated to the general partner and certain other expenses, calculated on investors that pay such fees. The terminal value is the net asset value as of the reporting date. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
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
“net IRR” of a real assets fund excluding the principal finance funds represents the cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of June 30, 2019 or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
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
“permanent capital vehicles” refers to (a) assets that are owned by or related to Athene or Athora Holding Ltd. (“Athora Holding” and together with its subsidiaries, “Athora”), (b) assets that are owned by or related to MidCap FinCo Designated Activity Company (“MidCap”) and managed by Apollo, (c) assets of publicly traded vehicles managed by Apollo such as Apollo Investment Corporation (“AINV”), Apollo Commercial Real Estate Finance, Inc. (“ARI”), Apollo Tactical Income Fund Inc. (“AIF”), and Apollo Senior Floating Rate Fund Inc. (“AFT”), in each case that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law and (d) a non-traded business development company from which Apollo earns certain investment-related service fees. The investment management agreements of AINV, AIF and AFT have one year terms, are reviewed annually and remain in effect only if approved by the boards of directors of such companies or by the affirmative vote of the holders of a majority of the outstanding voting shares of such companies, including in either case, approval by a majority of the directors who are not “interested persons” as defined in the Investment Company Act of 1940. In addition, the investment management agreements of AINV, AIF and AFT may be terminated in certain circumstances upon 60 days’ written notice. The investment management agreement of ARI has a one year term and is reviewed annually by ARI’s board of directors and may be terminated under certain circumstances by an affirmative vote of at least two-thirds of ARI’s independent directors. The investment management or advisory arrangements between each of MidCap and Apollo, Athene and Apollo, and Athora and Apollo, may also be terminated under certain circumstances. The agreement pursuant to which Apollo earns certain investment-related service fees from a non-traded business development company may be terminated under certain limited circumstances;
“private equity fund appreciation (depreciation)” refers to gain (loss) and income for the traditional private equity funds (as defined below), Apollo Natural Resources Partners, L.P. (“ANRP I”), Apollo Natural Resources Partners II, L.P. (“ANRP II”), Apollo Natural Resources Partners III, L.P. (“ANRP III”), Apollo Special Situations Fund, L.P., AION Capital Partners Limited (“AION”) and Apollo Hybrid Value Fund, L.P. (together with its parallel funds and alternative investment vehicles, “Hybrid Value Fund”) for the periods presented on a total return basis before giving effect to fees and expenses. The performance percentage is determined by dividing (a) the change in the fair value of investments over the period presented, minus the change in invested capital over the period presented, plus the realized value for the period presented, by (b) the beginning unrealized value for the period presented plus the change in invested capital for the period presented. Returns over multiple periods are calculated by geometrically linking each period’s return over time;
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

PART I—FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
AS OF JUNE 30, 2019 AND DECEMBER 31, 2018
(dollars in thousands, except share data)

	As of June 30, 2019	As of December 31, 2018
Assets:
Cash and cash equivalents	$945,725	$609,747
Restricted cash	17,651	3,457
U.S. Treasury securities, at fair value	713,061	392,932
Investments (includes performance allocations of $1,229,894 and $912,182 as of June 30, 2019 and December 31, 2018, respectively)	3,219,950	2,722,612
Assets of consolidated variable interest entities:
Cash and cash equivalents	67,085	49,671
Investments, at fair value	1,183,487	1,175,677
Other assets	59,131	65,543
Incentive fees receivable	—	6,792
Due from related parties	449,167	378,108
Deferred tax assets, net	277,037	306,094
Other assets	228,321	192,169
Lease assets	98,777	—
Goodwill	88,852	88,852
Total Assets	$7,348,244	$5,991,654
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$89,776	$70,878
Accrued compensation and benefits	112,792	73,583
Deferred revenue	92,274	111,097
Due to related parties	401,631	425,435
Profit sharing payable	595,954	452,141
Debt	2,350,915	1,360,448
Liabilities of consolidated variable interest entities:
Debt, at fair value	859,357	855,461
Other liabilities	86,712	78,977
Other liabilities	112,679	111,794
Lease liabilities	105,164	—
Total Liabilities	4,807,254	3,539,814
Commitments and Contingencies (see note 15)
Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Series A Preferred shares, 11,000,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018	264,398	264,398
Series B Preferred shares, 12,000,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018	289,815	289,815
Class A shares, no par value, unlimited shares authorized, 200,435,587 and 201,400,500 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Class B shares, no par value, unlimited shares authorized, 1 share issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Additional paid in capital	1,052,259	1,299,418
Accumulated deficit	(222,007)	(473,276)
Accumulated other comprehensive loss	(5,192)	(4,159)
Total Apollo Global Management, LLC shareholders’ equity	1,379,273	1,376,196
Non-Controlling Interests in consolidated entities	280,662	271,522
Non-Controlling Interests in Apollo Operating Group	881,055	804,122
Total Shareholders’ Equity	2,540,990	2,451,840
Total Liabilities and Shareholders’ Equity	$7,348,244	$5,991,654
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(dollars in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Management fees	$388,215	$341,626	$768,241	$628,352
Advisory and transaction fees, net	31,124	15,440	50,693	28,991
Investment income:
Performance allocations	176,862	129,085	428,359	4,920
Principal investment income	39,602	22,175	65,627	9,181
Total investment income	216,464	151,260	493,986	14,101
Incentive fees	776	14,990	1,436	18,775
Total Revenues	636,579	523,316	1,314,356	690,219
Expenses:
Compensation and benefits:
Salary, bonus and benefits	123,669	115,075	242,832	230,901
Equity-based compensation	44,662	37,784	89,739	73,309
Profit sharing expense	68,278	70,545	191,725	58,268
Total compensation and benefits	236,609	223,404	524,296	362,478
Interest expense	23,302	15,162	42,410	28,959
General, administrative and other	81,839	62,517	153,501	124,194
Placement fees	775	311	335	638
Total Expenses	342,525	301,394	720,542	516,269
Other Income:
Net gains (losses) from investment activities	45,060	(67,505)	63,889	(134,638)
Net gains from investment activities of consolidated variable interest entities	4,631	9,213	14,097	15,745
Interest income	8,710	4,547	15,786	8,106
Other income (loss), net	6,603	(5,443)	6,693	(1,197)
Total Other Income (Loss)	65,004	(59,188)	100,465	(111,984)
Income before income tax provision	359,058	162,734	694,279	61,966
Income tax provision	(16,897)	(18,924)	(36,551)	(27,504)
Net Income	342,161	143,810	657,728	34,462
Net income attributable to Non-Controlling Interests	(177,338)	(80,200)	(343,848)	(29,114)
Net Income Attributable to Apollo Global Management, LLC	164,823	63,610	313,880	5,348
Net income attributable to Series A Preferred Shareholders	(4,383)	(4,383)	(8,766)	(8,766)
Net income attributable to Series B Preferred Shareholders	(4,781)	(4,569)	(9,562)	(4,569)
Net Income (Loss) Attributable to Apollo Global Management, LLC Class A Shareholders	$155,659	$54,658	$295,552	$(7,987)
Net Income Per Class A Share:
Net Income (Loss) Available to Class A Share – Basic	$0.75	$0.25	$1.41	$(0.09)
Net Income (Loss) Available to Class A Share – Diluted	$0.75	$0.25	$1.41	$(0.09)
Weighted Average Number of Class A Shares Outstanding – Basic	199,578,950	200,711,475	200,202,174	199,578,334
Weighted Average Number of Class A Shares Outstanding – Diluted	199,578,950	200,711,475	200,202,174	199,578,334

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(dollars in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$342,161	$143,810	$657,728	$34,462
Other Comprehensive Income (Loss), net of tax:
Currency translation adjustments, net of tax	4,596	(17,885)	(2,405)	(12,865)
Net gain (loss) from change in fair value of cash flow hedge instruments	(1,938)	25	(1,912)	52
Net gain (loss) on available-for-sale securities	312	(196)	230	(237)
Total Other Comprehensive Income (Loss), net of tax	2,970	(18,056)	(4,087)	(13,050)
Comprehensive Income	345,131	125,754	653,641	21,412
Comprehensive Income attributable to Non-Controlling Interests	(180,690)	(64,459)	(340,794)	(17,385)
Comprehensive Income Attributable to Apollo Global Management, LLC	$164,441	$61,295	$312,847	$4,027

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(dollars in thousands, except share data)

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Series A Preferred Shares	Series B Preferred Shares	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Apollo Global Management, LLC Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at April 1, 2018	201,550,654	1	$264,398	$289,815	$1,483,244	$(481,772)	$(815)	$1,554,870	$290,857	$1,061,029	$2,906,756
Capital increase related to equity-based compensation	—	—	—	—	28,753	—	—	28,753	—	—	28,753
Capital contributions	—	—	—	—	—	—	—	—	2,590	—	2,590
Distributions	—	—	(4,383)	(4,569)	(80,755)	—	—	(89,707)	(19,523)	(127,491)	(236,721)
Payments related to issuances of Class A shares for equity-based awards	106,917	—	—	—	—	(3,221)	—	(3,221)	—	—	(3,221)
Repurchase of Class A shares	(72,475)	—	—	—	(2,284)	—	—	(2,284)	—	—	(2,284)
Exchange of AOG Units for Class A shares	—	—	—	—	349	—	—	349	—	1	350
Net income	—	—	4,383	4,569	—	54,658	—	63,610	8,716	71,484	143,810
Currency translation adjustments, net of tax	—	—	—	—	—	—	(2,230)	(2,230)	(13,478)	(2,177)	(17,885)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	13	13	—	12	25
Net loss on available-for-sale securities	—	—	—	—	—	—	(98)	(98)	—	(98)	(196)
Balance at June 30, 2018	201,585,096	1	$264,398	$289,815	$1,429,307	$(430,335)	$(3,130)	$1,550,055	$269,162	$1,002,760	$2,821,977
Balance at April 1, 2019	201,375,418	1	$264,398	$289,815	$1,144,664	$(372,576)	$(4,810)	$1,321,491	$273,145	$847,604	$2,442,240
Dilution impact of issuance of Class A shares	—	—	—	—	(25)	—	—	(25)	—	—	(25)
Capital increase related to equity-based compensation	—	—	—	—	34,298	—	—	34,298	—	—	34,298
Capital contributions	—	—	—	—	—	—	—	—	526	—	526
Distributions	—	—	(4,383)	(4,781)	(96,316)	—	—	(105,480)	(1,786)	(138,462)	(245,728)
Payments related to issuances of Class A shares for equity-based awards	308,901	—	—	—	3,438	(5,090)	—	(1,652)	—	—	(1,652)
Repurchase of Class A shares	(1,248,732)	—	—	—	(33,800)	—	—	(33,800)	—	—	(33,800)
Exchange of AOG Units for Class A shares	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	4,383	4,781	—	155,659	—	164,823	5,143	172,195	342,161
Currency translation adjustments, net of tax	—	—	—	—	—	—	428	428	3,634	534	4,596
Net loss from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	(965)	(965)	—	(973)	(1,938)
Net gain on available-for-sale securities	—	—	—	—	—	—	155	155	—	157	312
Balance at June 30, 2019	200,435,587	1	$264,398	$289,815	$1,052,259	$(222,007)	$(5,192)	$1,379,273	$280,662	$881,055	$2,540,990

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Series A Preferred Shares	Series B Preferred Shares	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Apollo Global Management, LLC Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2018	195,267,669	1	$264,398	$—	$1,579,797	$(379,460)	$(1,809)	$1,462,926	$140,086	$1,294,784	$2,897,796
Adoption of new accounting guidance	—	—	—	—	—	(8,149)	—	(8,149)	—	(11,210)	(19,359)
Dilution impact of issuance of Class A shares	—	—	—	—	104	—	—	104	—	—	104
Equity issued in connection with Preferred shares offering	—	—	—	289,815	—	—	—	289,815	—	—	289,815
Capital increase related to equity-based compensation	—	—	—	—	57,065	—	—	57,065	—	—	57,065
Capital contributions	—	—	—	—	—	—	—	—	146,518	—	146,518
Distributions	—	—	(8,766)	(4,569)	(219,162)	—	—	(232,497)	(21,634)	(261,180)	(515,311)
Payments related to issuances of Class A shares for equity-based awards	1,986,612	—	—	—	—	(34,739)	—	(34,739)	—	—	(34,739)
Repurchase of Class A shares	(849,785)	—	—	—	(28,728)	—	—	(28,728)	—	—	(28,728)
Exchange of AOG Units for Class A shares	5,180,600	—	—	—	40,231	—	—	40,231	—	(32,827)	7,404
Net income (loss)	—	—	8,766	4,569	—	(7,987)	—	5,348	14,695	14,419	34,462
Currency translation adjustments, net of tax	—	—	—	—	—	—	(1,229)	(1,229)	(10,503)	(1,133)	(12,865)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	26	26	—	26	52
Net loss on available-for-sale securities	—	—	—	—	—	—	(118)	(118)	—	(119)	(237)
Balance at June 30, 2018	201,585,096	1	$264,398	$289,815	$1,429,307	$(430,335)	$(3,130)	$1,550,055	$269,162	$1,002,760	$2,821,977
Balance at January 1, 2019	201,400,500	1	$264,398	$289,815	$1,299,418	$(473,276)	$(4,159)	$1,376,196	$271,522	$804,122	$2,451,840
Dilution impact of issuance of Class A shares	—	—	—	—	(25)	—	—	(25)	—	—	(25)
Capital increase related to equity-based compensation	—	—	—	—	68,322	—	—	68,322	—	—	68,322
Capital contributions	—	—	—	—	—	—	—	—	526	—	526
Distributions	—	—	(8,766)	(9,562)	(214,620)	—	—	(232,948)	(3,159)	(251,720)	(487,827)
Payments related to issuances of Class A shares for equity-based awards	2,511,101	—	—	—	4,830	(44,283)	—	(39,453)	—	—	(39,453)
Repurchase of Class A shares	(3,576,014)	—	—	—	(106,116)	—	—	(106,116)	—	—	(106,116)
Exchange of AOG Units for Class A shares	100,000	—	—	—	450	—	—	450	—	(368)	82
Net income	—	—	8,766	9,562	—	295,552	—	313,880	13,805	330,043	657,728
Currency translation adjustments, net of tax	—	—	—	—	—	—	(195)	(195)	(2,032)	(178)	(2,405)
Net loss from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	(952)	(952)	—	(960)	(1,912)
Net gain on available-for-sale securities	—	—	—	—	—	—	114	114	—	116	230
Balance at June 30, 2019	200,435,587	1	$264,398	$289,815	$1,052,259	$(222,007)	$(5,192)	$1,379,273	$280,662	$881,055	$2,540,990

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(dollars in thousands, except share data)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$657,728	$34,462
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	89,739	73,309
Depreciation and amortization	7,392	7,574
Unrealized (gains) losses from investment activities	(63,088)	140,517
Principal investment income	(65,627)	(9,181)
Performance allocations	(428,359)	(4,920)
Change in fair value of contingent obligations	20,051	(8,034)
Deferred taxes, net	29,651	23,546
Net loss related to cash flow hedge instruments	(1,974)	—
Non-cash lease expense	10,733	—
Other non-cash amounts included in net income, net	(18,413)	(12,304)
Cash flows due to changes in operating assets and liabilities:
Incentive fees receivable	6,792	(9,029)
Due from related parties	(73,164)	(48,586)
Accounts payable and accrued expenses	18,898	5,593
Accrued compensation and benefits	39,209	47,837
Deferred revenue	(11,330)	(17,279)
Due to related parties	474	375
Profit sharing payable	125,076	(24,544)
Lease liability	(11,075)	—
Other assets and other liabilities, net	(32,560)	(9,134)
Cash distributions of earnings from principal investments	20,864	39,656
Cash distributions of earnings from performance allocations	123,142	257,128
Satisfaction of contingent obligations	(1,315)	(2,564)
Apollo Fund and VIE related:
Net realized and unrealized gains from investing activities and debt	(13,000)	(20,714)
Purchases of investments	(179,744)	(288,914)
Proceeds from sale of investments	186,778	279,606
Changes in other assets and other liabilities, net	13,732	(59,325)
Net Cash Provided by Operating Activities	$450,610	$395,075
Cash Flows from Investing Activities:
Purchases of fixed assets	$(9,624)	$(5,108)
Proceeds from sale of investments	1,878	28,316
Purchase of investments	(15,048)	(57,903)
Purchase of U.S. Treasury securities	(541,530)	(59,529)
Proceeds from maturities of U.S. Treasury securities	229,322	425,830
Cash contributions to principal investments	(95,141)	(160,346)
Cash distributions from principal investments	33,434	53,770
Issuance of related party loans	(1,525)	(1,650)
Other investing activities	(13)	171
Net Cash (Used in) Provided by Investing Activities	$(398,247)	$223,551
Cash Flows from Financing Activities:
Principal repayments of debt	$(29)	$(300,000)
Issuance of Preferred shares, net of issuance costs	—	289,815
Distributions to Preferred Shareholders	(18,328)	(13,335)
Issuance of debt	1,005,964	299,676
Satisfaction of tax receivable agreement	(37,234)	(50,267)
Repurchase of Class A shares	(106,116)	(52,482)
Payments related to deliveries of Class A shares for RSUs	(44,283)	(34,739)
Distributions paid	(214,620)	(219,162)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(251,720)	(261,180)
Other financing activities	(17,509)	(5,142)
Apollo Fund and VIE related:
Principal repayment of debt	—	(92,153)
Distributions paid to Non-Controlling Interests in consolidated entities	(1,207)	(18,939)
Contributions from Non-Controlling Interests in consolidated entities	305	147,189
Net Cash Provided by (Used in) Financing Activities	$315,223	$(310,719)
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	367,586	307,907
Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities, Beginning of Period	662,875	848,060
Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities, End of Period	$1,030,461	$1,155,967
Supplemental Disclosure of Cash Flow Information:
Interest paid	$29,440	$25,706
Interest paid by consolidated variable interest entities	7,104	9,341
Income taxes paid	18,771	5,494
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash distributions from principal investments	$(1,019)	$(24,902)
Non-cash purchases of other investments, at fair value	—	194,003
Non-cash sales of other investments, at fair value	—	(46,623)
Supplemental Disclosure of Non-Cash Financing Activities:
Capital increases related to equity-based compensation	$68,322	$57,065
Issuance of restricted shares	4,830	—
Other non-cash financing activities	(25)	105
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$546	$47,009
Due to related parties	(464)	(39,605)
Additional paid in capital	(82)	(7,404)
Non-Controlling Interest in Apollo Operating Group	368	32,827

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities to the Condensed Consolidated Statements of Financial Condition:
Cash and cash equivalents	$945,725	$1,093,125
Restricted cash	17,651	3,859
Cash held at consolidated variable interest entities	67,085	58,983
Total Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$1,030,461	$1,155,967

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
As of June 30, 2019, the Company owned, through six intermediate holding companies, 49.8% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly owned subsidiaries.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and certain of the Company’s other partners (the “Contributing Partners”) indirectly beneficially own interests in each of the entities that comprise the Apollo Operating Group (“AOG Units”). As of June 30, 2019, Holdings owned the remaining 50.2% of the economic interests in the Apollo Operating Group. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.
Conversion to a C Corporation
On May 2, 2019, the Company announced plans to convert from a publicly traded partnership to a C corporation. The conversion is expected to be effective during the third quarter of 2019. The details of the conversion remain subject to the approval of the conflicts committee of Apollo Global Management, LLC’s board of directors and certain required regulatory approvals.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Cash and Cash Equivalents
Apollo considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include money market funds and U.S. Treasury securities with original maturities of three months or less when purchased. Interest income from cash and cash equivalents is recorded in interest income in the condensed consolidated statements of operations. The carrying values of the money market funds and U.S. Treasury securities were $313.8 million and $231.8 million as of June 30, 2019 and December 31, 2018, respectively, which approximate their fair values due to their short-term nature and are categorized as Level I within the fair value hierarchy. Substantially all of the Company’s cash on deposit is in interest bearing accounts with major financial institutions and exceed insured limits.
Restricted Cash
Restricted cash includes cash held in reserve accounts used to make required payments in respect of the 2039 Senior Secured Guaranteed Notes. Restricted cash also includes cash deposited at a bank, which is pledged as collateral in connection with leased premises.
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
Lease assets also include any lease payments made (e.g. pre-paid rent) and are reduced by any deferred rent liabilities arising from lease escalation provisions and lease incentives within the Company’s lease agreements. Accordingly, as of June 30, 2019, the difference between lease assets and lease liabilities represents the Company’s deferred rent liabilities that are netted against the lease asset amount. Certain lease agreements contain lease escalation or lease incentive provisions based on the terms of the arrangement with the landlord. Lease escalations and lease incentives, if any, are recognized on a straight-line basis over the lease term. The Company’s lease agreements may also include options to extend or terminate the lease. Options to extend would not be included in the lease term until it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term and is recorded within general, administrative and other in the condensed consolidated statements of operations. The Company has lease agreements with non-lease components (e.g. estimated operating expenses associated with the lease), which are accounted for separately.
Other Assets
Other assets primarily includes fixed assets, net, deferred equity-based compensation and prepaid expenses. During 2019, the presentation of intangible assets, net was combined with other assets on the condensed consolidated statements of financial condition and the prior period was recast to conform to the current presentation.
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
Additionally, Apollo earns advisory fees pursuant to the terms of the advisory agreements with certain of the portfolio companies that are owned by the funds Apollo manages. When Apollo receives a payment from a portfolio company that exceeds the advisory fees earned at that point in time, the excess payment is recorded as deferred revenue in the condensed consolidated statements of financial condition. The advisory agreements with the portfolio companies vary in duration and the associated fees are received monthly, quarterly or annually. Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $55.4 million of revenue recognized during the six months ended June 30, 2019 that was previously deferred as of January 1, 2019.

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
Profit sharing amounts are generally not paid until the related performance revenue is distributed to the general partner upon realization of the fund’s investments. Under certain profit sharing arrangements, the Company requires that a portion of certain of the performance revenues distributed to its employees be used to purchase Class A restricted shares issued under the Company’s 2007 Omnibus Equity Incentive Plan, which, effective as of July 22, 2019, was amended, restated and renamed the 2019 Omnibus Equity Incentive Plan (the “Equity Plan”). Prior to distribution of the performance revenue, the Company records the value of the equity-based awards expected to be granted in other assets and other liabilities within the condensed consolidated statements of financial condition. Such equity-based awards are recorded as equity-based compensation expense over the relevant service period once granted.
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
3. INVESTMENTS
The following table presents Apollo’s investments:

	As of June 30, 2019	As of December 31, 2018
Investments, at fair value	$981,723	$900,959
Equity method investments	1,008,333	909,471
Performance allocations	1,229,894	912,182
Total Investments	$3,219,950	$2,722,612

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
As of June 30, 2019 and for the three and six months ended June 30, 2019, no equity method investment held by Apollo met the significance criteria as defined by the SEC. Although the following disclosure is not required by the significance criteria for the six months ended June 30, 2019, the Company chose to continue to include this information as it was disclosed in its 2018 Annual Report. The following table presents summarized financial information of Athene Holding:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019(1)	2018	2019(1)	2018
	(in millions)
Statements of Operations
Revenues	$4,961	$1,802	$6,115	$2,813
Expenses	4,221	1,481	5,522	2,170
Income before income tax provision	740	321	593	643
Income tax provision	32	64	(11)	109
Net income	$708	$257	$604	$534

(1)
The financial information for the three and six months ended June 30, 2019 is presented a quarter in arrears and reflects the financial information for the three and six months ended March 31, 2019, which represents the latest available financial information as of the date of this report.

Net Gains (Losses) from Investment Activities
The following table presents the realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Realized gains on sales of investments, net	$182	$—	$45	$66
Net change in unrealized gains (losses) due to changes in fair value	44,878	(67,505)	63,844	(134,704)
Net gains (losses) from investment activities	$45,060	$(67,505)	$63,889	$(134,638)

Equity Method Investments
Apollo’s equity method investments include its investments in the credit, private equity and real assets funds it manages, which are not consolidated, but in which the Company exerts significant influence. Apollo’s share of net income generated by these investments is recorded in principal investment income in the condensed consolidated statements of operations.
Equity method investments consisted of the following:

	Equity Held as of
	June 30, 2019	(4)	December 31, 2018	(4)
Credit(2)	$302,743		$279,888
Private Equity(1)	609,141		534,818
Real Assets	96,449		94,765
Total equity method investments(3)	$1,008,333		$909,471

(1)
The equity method investment in Fund VIII was $381.8 million and $356.6 million as of June 30, 2019 and December 31, 2018, respectively, representing an ownership percentage of 2.2% and 2.2% as of June 30, 2019 and December 31, 2018, respectively.

(2)
The equity method investment in AINV was $52.3 million and $53.9 million as of June 30, 2019 and December 31, 2018, respectively. The value of the Company’s investment in AINV was $46.4 million and $36.7 million based on the quoted market price of AINV as of June 30, 2019 and December 31, 2018, respectively.

(3)	Certain funds invest across multiple segments. The presentation in the table above is based on the classification of the majority of such funds’ investments.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(4)	Some amounts included are a quarter in arrears.
Performance Allocations
Performance allocations from credit, private equity and real assets funds consisted of the following:

	As of June 30, 2019	As of December 31, 2018
Credit	$332,950	$241,896
Private Equity	755,804	520,892
Real Assets	141,140	149,394
Total performance allocations	$1,229,894	$912,182
The table below provides a roll forward of the performance allocations balance:

	Credit	Private Equity	Real Assets	Total
Performance allocations, January 1, 2019	$241,896	$520,892	$149,394	$912,182
Change in fair value of funds	138,743	307,454	(5,343)	440,854
Fund distributions to the Company	(47,689)	(72,542)	(2,911)	(123,142)
Performance allocations, June 30, 2019	$332,950	$755,804	$141,140	$1,229,894

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
4. PROFIT SHARING PAYABLE
Profit sharing payable consisted of the following:

	As of June 30, 2019	As of December 31, 2018
Credit	$233,212	$178,093
Private Equity	301,085	205,617
Real Assets	61,657	68,431
Total profit sharing payable	$595,954	$452,141

The table below provides a roll forward of the profit sharing payable balance:

	Credit	Private Equity	Real Assets	Total
Profit sharing payable, January 1, 2019	$178,093	$205,617	$68,431	$452,141
Profit sharing expense	76,152	124,951	(3,350)	197,753
Payments/other	(21,033)	(29,483)	(3,424)	(53,940)
Profit sharing payable, June 30, 2019	$233,212	$301,085	$61,657	$595,954

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

As discussed in note 2, under certain profit sharing arrangements, the Company requires that a portion of certain of the performance revenues distributed to its employees be used to purchase Class A restricted shares issued under its Equity Plan. Prior to distribution of the performance revenues, the Company records the value of the equity-based awards expected to be granted in other assets and other liabilities within the condensed consolidated statements of financial condition. See note 7 for further disclosure regarding deferred equity-based compensation.
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
The assets of consolidated CLOs are not available to creditors of the Company. In addition, the investors in these consolidated CLOs have no recourse against the assets of the Company. The Company measures both the financial assets and the financial liabilities of the CLOs using the fair value of the financial assets as further described in note 2. The Company has elected the fair value option for financial instruments held by its consolidated CLOs, which includes investments in loans and corporate bonds, as well as debt obligations and contingent obligations held by such consolidated CLOs. Other assets include amounts due from brokers and interest receivables. Other liabilities include payables for securities purchased, which represent open trades within the consolidated CLOs and primarily relate to corporate loans that are expected to settle within 60 days. As of June 30, 2019 and December 31, 2018, the Company held investments of $44.1 million and $44.2 million, respectively, in consolidated foreign currency denominated CLOs, which eliminate in consolidation.
Net Gains from Investment Activities of Consolidated Variable Interest Entities
The following table presents net gains from investment activities of the consolidated VIEs:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	(1)	2018	(1)	2019	(1)	2018	(1)
Net gains (losses) from investment activities	$5,805		$(9)		$23,787		$5,313
Net gains (losses) from debt	(2,134)		6,824		(11,070)		8,174
Interest and other income	8,454		9,148		13,415		18,727
Interest and other expenses	(7,494)		(6,750)		(12,035)		(16,469)
Net gains from investment activities of consolidated variable interest entities	$4,631		$9,213		$14,097		$15,745

(1)	Amounts reflect consolidation eliminations.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Senior Secured Notes, Subordinated Notes and Secured Borrowings
Included within debt are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs:

	As of June 30, 2019				As of December 31, 2018
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)	$762,652	1.67%		10.7	$768,860	1.67%		11.2
Subordinated Notes(2)	94,913	N/A	(1)	20.9	95,686	N/A	(1)	21.4
Secured Borrowings(2)(3)	18,976	3.92%		8.3	18,976	3.42%		8.8
Total	$876,541				$883,522

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.

(2)
The debt of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. The fair value of the debt and collateralized assets of the Senior Secured Notes, Subordinated Notes and Secured Borrowings are presented below:

	As of June 30, 2019	As of December 31, 2018
Debt, at fair value	$859,357	$855,461
Collateralized assets	$1,309,703	$1,290,891

(3)
Secured borrowings consist of a consolidated VIE’s obligation through a repurchase agreement redeemable at maturity with a third party lender. The fair value of the secured borrowings as of June 30, 2019 and December 31, 2018 was $19.0 million and $19.0 million, respectively.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of June 30, 2019, the Company was not aware of any instances of non-compliance with any of these covenants.
As of June 30, 2019, the contractual maturities for debt of the consolidated VIEs is greater than 5 years.
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

	As of June 30, 2019	As of December 31, 2018
Assets:
Cash	$216,907	$404,660
Investments	5,578,049	4,919,118
Receivables	82,171	126,873
Total Assets	$5,877,127	$5,450,651

Liabilities:
Debt and other payables	$3,433,437	$3,673,219
Total Liabilities	$3,433,437	$3,673,219

Apollo Exposure(1)	$257,538	$244,894

(1)
Represents Apollo’s direct investment in those entities in which Apollo holds a significant variable interest and certain other investments. Additionally, cumulative performance allocations are subject to reversal in the event of future losses, as discussed in note 15.

6. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of June 30, 2019
	Level I	Level II	Level III		Total	Cost
Assets
U.S. Treasury securities, at fair value	$713,061	$—	$—		$713,061	$697,589
Investments, at fair value:
Investment in Athene Holding	823,573	—	—		823,573	592,561
Other investments	—	43,711	114,439	(1)	158,150	137,549
Total investments, at fair value	823,573	43,711	114,439		981,723	730,110
Investments of VIEs, at fair value	—	881,583	301,066		1,182,649
Investments of VIEs, valued using NAV	—	—	—		838
Total investments of VIEs, at fair value	—	881,583	301,066		1,183,487
Derivative assets(2)	—	279	—		279
Total Assets	$1,536,634	$925,573	$415,505		$2,878,550

Liabilities
Liabilities of VIEs, at fair value	$—	$859,357	$—		$859,357
Contingent consideration obligations(3)	—	—	93,223		93,223
Derivative liabilities(2)	—	286	—		286
Total Liabilities	$—	$859,643	$93,223		$952,866

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

(1)
Other investments as of June 30, 2019 and December 31, 2018 excludes $24.0 million and $17.0 million, respectively, of performance allocations classified as Level III related to certain investments for which the Company has elected the fair value option. The Company’s policy is to account for performance allocations as investments.

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
The following tables summarize the changes in financial assets measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended June 30, 2019
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$109,351	$293,448	$402,799
Sales of investments/distributions	(819)	—	(819)
Changes in net unrealized gains	4,755	3,252	8,007
Cumulative translation adjustment	1,299	4,366	5,665
Transfer out of Level III(1)	(147)	—	(147)
Balance, End of Period	$114,439	$301,066	$415,505
Change in net unrealized gains included in net gains from investment activities related to investments still held at reporting date	$4,755	$—	$4,755
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	3,253	3,253

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended June 30, 2018
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$57,292	$293,260	$350,552
Purchases	—	(4,665)	(4,665)
Sale of investments/distributions	(1)	(2,544)	(2,545)
Net realized gains	2	48	50
Changes in net unrealized gains	1,635	8,210	9,845
Cumulative translation adjustment	(2,615)	(8,030)	(10,645)
Transfer into Level III(2)	4,558	—	4,558
Transfer out of Level III(1)	—	(17,656)	(17,656)
Balance, End of Period	$60,871	$268,623	$329,494
Change in net unrealized gains included in net gains from investment activities related to investments still held at reporting date	$1,637	$—	$1,637
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	9,951	9,951

	For the Six Months Ended June 30, 2019
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$96,370	$295,987	$392,357
Purchases	15,048	—	15,048
Sale of investments/distributions	(1,878)	—	(1,878)
Changes in net unrealized gains	6,573	11,172	17,745
Cumulative translation adjustment	(745)	(1,977)	(2,722)
Transfer out of Level III(1)	(929)	(4,116)	(5,045)
Balance, End of Period	$114,439	$301,066	$415,505
Change in net unrealized gains included in principal investment income related to investments still held at reporting date	$6,573	$—	$6,573
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	11,173	11,173

	For the Six Months Ended June 30, 2018
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$35,701	$132,348	$168,049
Purchases	65,762	137,822	203,584
Sale of investments/distributions	(28,316)	(14,205)	(42,521)
Net realized gains (losses)	415	(1,112)	(697)
Changes in net unrealized gains	1,420	17,119	18,539
Cumulative translation adjustment	(929)	(4,476)	(5,405)
Transfer into Level III(1)	4,558	18,783	23,341
Transfer out of Level III(1)	(17,740)	(17,656)	(35,396)
Balance, End of Period	$60,871	$268,623	$329,494
Change in net unrealized losses included in principal investment income related to investments still held at reporting date	$1,420	$—	$1,420
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	15,963	15,963

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
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table summarizes the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended June 30,
	2019	2018
	Contingent Consideration Obligations	Contingent Consideration Obligations
Balance, Beginning of Period	$76,500	$90,500
Changes in net unrealized (gains) losses(1)	16,723	(8,500)
Balance, End of Period	$93,223	$82,000

	For the Six Months Ended June 30,
	2019	2018
	Contingent Consideration Obligations	Liabilities of Consolidated VIEs & Apollo Funds	Contingent Consideration Obligations	Total
Balance, Beginning of Period	$74,487	$12,620	$92,600	$105,220
Payments	(1,315)	(12,620)	(2,564)	(15,184)
Changes in net unrealized (gains) losses(1)	20,051	—	(8,036)	(8,036)
Balance, End of Period	$93,223	$—	$82,000	$82,000

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.
The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy:

	As of June 30, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Other investments	$5,623	Third Party Pricing	N/A	N/A	N/A
	108,816	Discounted cash flow	Discount rate	15.0% - 16.0%	15.6%
Investments of consolidated VIEs:
Equity securities	301,066	Book value multiple	Book value multiple	0.63x	0.63x
		Discounted cash flow	Discount rate	14.0%	14.0%
Total Financial Assets	$415,505
Financial Liabilities
Contingent consideration obligation	$93,223	Discounted cash flow	Discount rate	16.5%	16.5%
Total Financial Liabilities	$93,223

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

Fair Value Measurement of Investment in Athene Holding
As of June 30, 2019 and December 31, 2018, the fair value of Apollo’s Level I investment in Athene Holding was calculated using the closing market price of Athene Holding shares of $43.06 and $39.83, respectively.
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
Consolidated VIEs
Investments
As of June 30, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurement of the equity securities include the discount rate applied and the book value multiples applied in the valuation models. These unobservable inputs in isolation can cause significant increases or decreases in fair value. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. When a comparable multiple model is used to determine fair value, the comparable multiples are generally multiplied by the underlying companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) to establish the total enterprise value of the company. The comparable multiple is determined based on the implied trading multiple of public industry peers.
Liabilities
As of June 30, 2019 and December 31, 2018, the debt obligations of the consolidated CLOs were measured on the basis of the fair value of the financial assets of the CLOs as the financial assets were determined to be more observable and, as a result, categorized as Level II in the fair value hierarchy.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

7. OTHER ASSETS
Other assets consisted of the following:

	As of June 30, 2019	As of December 31, 2018
Fixed assets	$115,321	$109,039
Less: Accumulated depreciation and amortization	(93,523)	(89,049)
Fixed assets, net	21,798	19,990
Deferred equity-based compensation(1)	97,663	80,443
Prepaid expenses	52,356	49,648
Intangible assets, net	19,323	18,899
Tax receivables	22,201	10,464
Other	14,980	12,725
Total Other Assets	$228,321	$192,169

(1)
Deferred equity-based compensation relates to the value of equity-based awards that have been or are expected to be granted in connection with the settlement of certain profit sharing arrangements. A corresponding amount for awards expected to be granted of $75.3 million and $54.5 million, as of June 30, 2019 and December 31, 2018, respectively, is included in other liabilities on the condensed consolidated statements of financial condition.

Depreciation expense was $2.3 million and $2.1 million for the three months ended June 30, 2019 and 2018, respectively, and $4.6 million and $4.2 million for the six months ended June 30, 2019 and 2018, respectively, and is presented as a component of general, administrative and other expense in the condensed consolidated statements of operations.
8. LEASES
Apollo has operating leases for office space, data centers, and certain equipment under various lease agreements.
The table below presents operating lease expenses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Operating lease cost	$10,295	$9,307	$19,288	$18,492
The following table presents supplemental cash flow information related to operating leases:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Operating cash flows for operating leases	$10,246	$7,334	$19,630	$16,603

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

As of June 30, 2019, the Company’s total lease payments by maturity are presented in the following table:

Operating Leases
Remaining 2019	$17,604
2020	20,690
2021	16,335
2022	12,131
2023	10,594
Thereafter	41,342
Total lease payments	$118,696
Less imputed interest	(13,532)
Present value of lease payments	$105,164

The Company has undiscounted future operating lease payments of $413.4 million related to leases that have not commenced that were entered into as of and subsequent to June 30, 2019. Such lease payments are not yet included in the table above or the Company’s condensed consolidated statements of financial condition as lease assets and lease liabilities. These operating leases are anticipated to commence between fiscal years 2019 and 2021 with lease terms of approximately 15 years.
Supplemental information related to leases is as follows:

As of June 30, 2019
Weighted average remaining lease term (in years)	7.5
Weighted average discount rate	3.3%

As of December 31, 2018, the approximate aggregate minimum future payments required for operating leases under U.S. GAAP applicable to that period were as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
Aggregate minimum future payments	$39,970	$25,923	$33,022	$36,243	$35,231	$400,889	$571,278

9. INCOME TAXES
The Company’s income tax provision totaled $16.9 million and $18.9 million for the three months ended June 30, 2019 and 2018, respectively, and $36.6 million and $27.5 million for the six months ended June 30, 2019 and 2018, respectively. The Company’s effective tax rate was approximately 4.7% and 11.6% for the three months ended June 30, 2019 and 2018, respectively, and 5.3% and 44.4% for the six months ended June 30, 2019 and 2018, respectively.
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
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of June 30, 2019, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2015 through 2017 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax return of a subsidiary for the 2011 tax year. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2013.

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

Exchange of AOG Units for Class A shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Six Months Ended June 30, 2019	$546	$464	$82
For the Six Months Ended June 30, 2018	$47,009	$39,605	$7,404

Conversion to a C Corporation
On May 2, 2019, the Company announced plans to convert from a publicly traded partnership to a C corporation. The conversion is expected to be effective during the third quarter of 2019. The details of the conversion remain subject to the approval of the conflicts committee of Apollo Global Management, LLC’s board of directors and certain required regulatory approvals.
10. DEBT
Debt consisted of the following:

	As of June 30, 2019				As of December 31, 2018
	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate
2024 Senior Notes(1)	$496,838	$516,334	(4)	4.00%	$496,512	$498,736	(4)	4.00%
2026 Senior Notes(1)	496,448	525,958	(4)	4.40	496,191	502,107	(4)	4.40
2029 Senior Notes(1)	674,799	727,144	(4)	4.87	—	—		—
2039 Senior Secured Guaranteed Notes(1)	315,628	329,229	(5)	4.77	—	—		—
2048 Senior Notes(1)	296,448	316,873	(4)	5.00	296,386	290,714	(4)	5.00
2014 AMI Term Facility I(2)	15,507	15,507	(3)	2.00	15,633	15,633	(3)	2.00
2014 AMI Term Facility II(2)	17,514	17,514	(3)	1.75	17,657	17,657	(3)	1.75
2016 AMI Term Facility I(2)	19,186	19,186	(3)	1.30	19,371	19,371	(3)	1.32
2016 AMI Term Facility II(2)	18,547	18,547	(3)	1.40	18,698	18,698	(3)	1.70
Total Debt	$2,350,915	$2,486,292			$1,360,448	$1,362,916

(1)	Includes amortization of note discount, as applicable. Outstanding balance is presented net of unamortized debt issuance costs:

	As of June 30, 2019	As of December 31, 2018
2024 Senior Notes	$2,670	$2,946
2026 Senior Notes	3,248	3,483
2029 Senior Notes	6,165	—
2039 Senior Secured Guaranteed Notes	9,372	—
2048 Senior Notes	3,242	3,298

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(2)
Apollo Management International LLP (“AMI”), a subsidiary of the Company, entered into several five year credit facilities (collectively referred to as the “AMI Facilities”) to fund the Company’s investment in certain European CLOs it manages:

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

(5)	Fair value is based on a discounted cash flow method. These notes are classified as a Level III liability within the fair value hierarchy.
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
2018 AMH Credit Facility—On July 11, 2018, AMH as borrower (the “Borrower”) entered into a new credit agreement (the “2018 AMH Credit Facility”) with the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent for the lenders. The 2018 AMH Credit Facility provides for a $750 million revolving credit facility to the Borrower with a final maturity date of July 11, 2023. The 2018 AMH Credit Facility is to remain available until its maturity, and any undrawn revolving commitments bear a commitment fee. The interest rate on the 2018 AMH Credit Facility is based on adjusted LIBOR and the applicable margin as of June 30, 2019 was 1.00%. The commitment fee on the $750 million undrawn 2018 AMH Credit Facility as of June 30, 2019 was 0.09%.
Borrowings under the 2018 AMH Credit Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. The Borrower may incur incremental facilities in respect of the 2018 AMH Credit Facility in an aggregate amount not to exceed $250 million plus additional amounts so long as the Borrower is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. As of June 30, 2019, the 2018 AMH Credit Facility was undrawn.
2024 Senior Notes—On May 30, 2014, AMH issued $500 million in aggregate principal amount of its 4.000% Senior Notes due 2024 (the “2024 Senior Notes”), at an issue price of 99.722% of par. Interest on the 2024 Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The 2024 Senior Notes will mature on May 30, 2024. The discount is amortized into interest expense on the condensed consolidated statements of operations over the term of the 2024 Senior Notes. The Company is obligated to settle the 2024 Senior Notes for the face amount of $500 million.
2026 Senior Notes—On May 27, 2016, AMH issued $500 million in aggregate principal amount of its 4.400% Senior Notes due 2026 (the “2026 Senior Notes”), at an issue price of 99.912% of par. Interest on the 2026 Senior Notes is payable semi-annually in arrears on May 27 and November 27 of each year. The 2026 Senior Notes will mature on May 27, 2026. The discount is amortized into interest expense on the condensed consolidated statements of operations over the term of the 2026 Senior Notes. The Company is obligated to settle the 2026 Senior Notes for the face amount of $500 million.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

2029 Senior Notes—On February 7, 2019, AMH issued $550 million in aggregate principal amount of its 4.872% Senior Notes due 2029 , at an issue price of 99.999% of par. On June 11, 2019, AMH issued an additional $125 million in aggregate principal amount of its 4.872% Senior Notes due 2029 (the “Additional Notes”). The Additional Notes constitute a single class of securities with the previously issued senior notes due 2029 (collectively, the “2029 Senior Notes”). Interest on the 2029 Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 2029 Senior Notes will mature on February 15, 2029. The discount is amortized into interest expense on the condensed consolidated statements of operations over the term of the 2029 Senior Notes. The Company is obligated to settle the 2029 Senior Notes for the face amount of $675 million.
2039 Senior Secured Guaranteed Notes—On June 10, 2019, APH Finance 1, LLC (the “Issuer”), a subsidiary of the Company, issued $325 million in aggregate principal amount of its 4.77% Series A Senior Secured Guaranteed Notes due 2039 (the “2039 Senior Secured Guaranteed Notes”). The 2039 Senior Secured Guaranteed Notes are secured by a lien on the Issuer’s and the guarantors’ participation interests in the rights to distributions in relation to a portfolio of equity investments owned by affiliates of the Company in certain existing and future funds managed or advised by subsidiaries of the Company. Interest on the 2039 Senior Secured Guaranteed Notes is payable on a quarterly basis. The 2039 Senior Secured Guaranteed Notes will mature in June 2039, but, unless prepaid to the extent permitted under the indenture governing the 2039 Senior Secured Guaranteed Notes, the anticipated repayment date will be in June 2029. If the Issuer has not repaid or refinanced the 2039 Senior Secured Guaranteed Notes prior to the anticipated repayment date an additional 5.0% per annum will accrue on the 2039 Senior Secured Guaranteed Notes. The issuance costs are amortized into interest expense on the condensed consolidated statements of operations over the expected term of the 2039 Senior Secured Guaranteed Notes. The Company is obligated to settle the 2039 Senior Secured Guaranteed Notes for the face amount of $325 million.
2048 Senior Notes—On March 15, 2018, AMH issued $300 million in aggregate principal amount of its 5.000% Senior Notes due 2048 (the “2048 Senior Notes”), at an issue price of 99.892% of par. Interest on the 2048 Senior Notes is payable semi-annually in arrears on March 15 and September 15 of each year. The 2048 Senior Notes will mature on March 15, 2048. The discount is amortized into interest expense on the condensed consolidated statements of operations over the term of the 2048 Senior Notes. The Company is obligated to settle the 2048 Senior Notes for the face amount of $300 million.
As of June 30, 2019, the indentures governing the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes and the 2048 Senior Notes (the “Indentures”) include covenants that restrict the ability of AMH and, as applicable, the guarantors of the notes under the Indentures to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries, or merge, consolidate or sell, transfer or lease assets. The Indentures also provide for customary events of default.
As of June 30, 2019, the indenture governing the 2039 Senior Secured Guaranteed Notes includes a series of covenants and restrictions customary for transactions of this type, including covenants that (i) require the Issuer to maintain specified reserve accounts to be used to make required payments in respect of the 2039 Senior Secured Guaranteed Notes, (ii) relate to prepayments and related payments of specified amounts, including specified make-whole payments under certain circumstances and (iii) relate to recordkeeping, access to information and similar matters.
The following table presents the interest expense incurred related to the Company’s debt:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Interest Expense:(1)
2013 AMH Credit Facilities	$—	$280	$—	$2,244
2018 AMH Credit Facility	315	—	627	—
2024 Senior Notes	5,163	5,163	10,326	10,326
2026 Senior Notes	5,628	5,628	11,256	11,256
2029 Senior Notes	7,187	—	11,102	—
2039 Senior Secured Guaranteed Notes	959	—	959	—
2048 Senior Notes	3,781	3,778	7,562	4,445
AMI Term Facilities	269	313	578	688
Total Interest Expense	$23,302	$15,162	$42,410	$28,959

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(1)
Debt issuance costs incurred in connection with the 2013 AMH Credit Facilities, the 2018 AMH Credit Facility, the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2039 Senior Secured Guaranteed Notes and the 2048 Senior Notes are amortized into interest expense over the term of the debt arrangement.

11. NET INCOME (LOSS) PER CLASS A SHARE
The table below presents basic and diluted net income per Class A share using the two-class method:

	Basic and Diluted
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018		2019	2018
Numerator:
Net income (loss) attributable to Apollo Global Management, LLC Class A Shareholders	$155,659	$54,658		$295,552	$(7,987)
Distributions declared on Class A shares(1)	(92,201)	(76,602)		(205,546)	(209,625)
Distributions on participating securities(2)	(4,115)	(4,153)		(9,074)	(9,537)
Earnings allocable to participating securities	(2,848)	—	(3)	(4,030)	—	(3)
Undistributed income (loss) attributable to Class A shareholders: Basic and Diluted	$56,495	$(26,097)		$76,902	$(227,149)
Denominator:
Weighted average number of Class A shares outstanding: Basic and Diluted	199,578,950	200,711,475		200,202,174	199,578,334
Net Income per Class A Share: Basic and Diluted(4)
Distributed Income	$0.46	$0.38		$1.02	$1.04
Undistributed Income (Loss)	0.29	(0.13)		0.39	(1.13)
Net Income (Loss) per Class A Share: Basic and Diluted	$0.75	$0.25		$1.41	$(0.09)

(1)	See note 13 for information regarding the quarterly distributions declared and paid during 2019 and 2018.

(2)	Participating securities consist of vested and unvested RSUs that have rights to distributions and unvested restricted shares.

(3)	No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A shareholders.

(4)	For the three and six months ended June 30, 2019 and 2018, all of the classes of securities were determined to be anti-dilutive.
The Company has granted RSUs that provide the right to receive, subject to vesting during continued employment, Class A shares pursuant to the Equity Plan. The Company has three types of RSU grants, which we refer to as Plan Grants, Bonus Grants and Performance Grants. “Plan Grants” vest over time (generally one to six years) and may or may not provide the right to receive distribution equivalents on vested RSUs on an equal basis with the Class A shareholders any time a distribution is declared. “Bonus Grants” vest over time (generally three years) and generally provide the right to receive distribution equivalents on both vested and unvested RSUs on an equal basis with the Class A shareholders any time a distribution is declared. “Performance Grants” generally vest over time (three to five years), subject to the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense. Performance Grants provide the right to receive distribution equivalents on vested RSUs and may also provide the right to receive distribution equivalents on unvested RSUs.
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
Apollo Global Management, LLC has one Class B share outstanding, which is held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the Class B share is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for Class A shares, as discussed above. The Class B share has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or distributions. The Class B share has no distribution or liquidation rights. The Class B share has voting rights on a pari passu basis with the Class A shares. The Class B share represented 52.2% and 52.4% of the total voting power of the Company’s shares entitled to vote as of June 30, 2019 and 2018, respectively.
The following table summarizes the anti-dilutive securities.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average vested RSUs	137,573	111,995	740,021	641,282
Weighted average unvested RSUs	8,939,599	8,350,200	8,744,646	8,085,325
Weighted average unexercised options	204,167	204,167	204,167	204,167
Weighted average AOG Units outstanding	202,245,561	202,559,221	202,266,384	203,562,398
Weighted average unvested restricted shares	984,792	871,010	1,007,667	770,400

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
RSUs
The Company grants RSUs under the Equity Plan. The fair value of all grants is based on the grant date fair value, which considers the public share price of the Company’s Class A shares subject to certain discounts, as applicable.
The estimated total grant date fair value for Plan Grants and Bonus Grants is charged to compensation expense on a straight-line basis over the vesting period, which for Plan Grants is generally one to six years, with the first installment vesting one year after grant and quarterly vesting thereafter, and for Bonus Grants is generally annual vesting over three years.
During the six months ended June 30, 2019, the Company awarded Performance Grants of 1.2 million RSUs to certain employees with a grant date fair value of $25.4 million, which vest over time (generally 3 to 5 years) subject to the receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense. In accordance with U.S. GAAP, equity-based compensation expense for these and other Performance Grants will be recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable. The following table summarizes the equity based compensation expense recognized relating to Performance Grants.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Equity-based compensation	14,548	14,504	29,131	26,948

Additionally, the Company entered into an agreement in 2018 with several employees under which it expects to grant them RSUs beginning in 2020 if year-over-year growth in certain discretionary earnings metrics is attained prior to grant and they remain employed at the grant date. Once granted, these RSUs will vest based on both continued service and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense. In accordance with U.S. GAAP, equity-based compensation expense for such awards, if and when granted, will be recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

probable. No equity-based compensation expense was recognized related to these RSUs for the three and six months ended June 30, 2019.
The fair value of all RSU grants made during the six months ended June 30, 2019 and 2018 was $97.6 million and $198.6 million, respectively.
The following table presents the actual forfeiture rates and equity-based compensation expense recognized:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Actual forfeiture rate	0.7%	3.7%	1.2%	7.8%
Equity-based compensation	$34,185	$31,630	$67,938	$62,377
The following table summarizes RSU activity:

	Unvested		Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2019	9,839,968		$26.52	2,380,783	12,220,751	(1)
Granted	3,994,718		24.44	—	3,994,718
Forfeited	(147,008)		26.13	(18,524)	(165,532)
Vested	(1,716,439)		28.28	1,716,439	—
Issued	—		23.88	(3,808,972)	(3,808,972)
Balance at June 30, 2019	11,971,239	(2)	$25.58	269,726	12,240,965	(1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A shares.

(2)	RSUs were expected to vest over the weighted average period of 3.2 years.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table summarizes the management fees, equity-based compensation expense and actual forfeiture rates for the AHL Awards:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Management fees	$354	$(1,009)	$542	$(1,887)
Equity-based compensation	961	(1,353)	1,716	(2,273)
Actual forfeiture rate	—%	3.6%	—%	3.6%

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
Below is a reconciliation of the equity-based compensation allocated to Apollo Global Management, LLC:

	For the Six Months Ended June 30, 2019
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs, share options and restricted share awards	$76,104	—%	$—	$76,104
AHL Awards	1,716	50.2	862	854
Other equity-based compensation awards	11,919	50.2	5,986	5,933
Total equity-based compensation	$89,739		6,848	82,891
Less other equity-based compensation awards(2)			(6,848)	(14,569)
Capital increase related to equity-based compensation			$—	$68,322

	For the Six Months Ended June 30, 2018
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, LLC
RSUs, share options and restricted share awards	$67,581	—%	$—	$67,581
AHL Awards	(2,273)	50.1	(1,139)	(1,134)
Other equity-based compensation awards	8,001	50.1	4,010	3,991
Total equity-based compensation	$73,309		2,871	70,438
Less other equity-based compensation awards(2)			(2,871)	(13,373)
Capital increase related to equity-based compensation			$—	$57,065

(1)	Calculated based on average ownership percentage for the period considering Class A share issuances during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.

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
During the three and six months ended June 30, 2019 and 2018, the Company issued Class A shares in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of Class A shares issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of Class A shares issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment.
In February 2016, Apollo announced its adoption of a program to repurchase up to $250 million in the aggregate of its Class A shares, including up to $150 million in the aggregate of its outstanding Class A shares through a share repurchase program and up to $100 million through net share settlement of equity-based awards granted under the Equity Plan. In January 2019, Apollo increased its authorized share repurchase amount by $250 million bringing the total authorized repurchase amount to $500 million, which may be used to repurchase outstanding Class A shares as well as to reduce Class A shares to be issued to employees to satisfy associated tax obligations in connection withe the settlement of equity-based awards granted under the the Equity Plan (or any successor equity plan thereto). Class A shares may be repurchased from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. Apollo is not obligated under the terms of the program to repurchase any of its Class A shares. The repurchase program has no expiration date and may be suspended or terminated by the Company at any time without prior notice. Class A shares repurchased as part of this program will be canceled by the Company.
The table below summarizes the issuance of Class A shares for equity-based awards:

	For the Six Months Ended June 30,
	2019	2018
Class A shares issued in settlement of vested RSUs and share options exercised(1)	3,808,972	3,192,534
Reduction of Class A shares issued(2)	(1,446,436)	(1,042,757)
Class A shares purchased related to share issuances and forfeitures(3)	(103,954)	(163,165)
Issuance of Class A shares for equity-based awards	2,258,582	1,986,612

(1)
The gross value of shares issued was $116.5 million and $106.6 million for the six months ended June 30, 2019 and 2018, respectively, based on the closing price of a Class A share at the time of issuance.

(2)	Cash paid for tax liabilities associated with net share settlement was $44.3 million and $34.7 million for the six months ended June 30, 2019 and 2018, respectively.

(3)
Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted Class A shares of AGM that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase Class A shares on the open market and retire them. During the six months ended June 30, 2019 and 2018, we issued 136,686 and 569,452 of such restricted shares and 102,089 and 69,287 of such RSUs under the Equity Plan, respectively, and repurchased 238,775 and 720,215 Class A shares in open-market transactions not pursuant to a publicly-announced repurchase plan or program, respectively. In addition, there were 1,865 and 12,402 restricted shares forfeited during the six months ended June 30, 2019 and 2018, respectively.

Additionally, during the six months ended June 30, 2019 and 2018, 3,337,239 and 849,785 Class A shares were repurchased in open market transactions as part of the publicly announced share repurchase program adopted in February 2016, respectively, and such shares were subsequently canceled by the Company. The Company paid $98.6 million and $28.7 million for these open market share repurchases during the six months ended June 30, 2019 and 2018, respectively.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Preferred Share Issuance
On March 7, 2017, Apollo issued 11,000,000 6.375% Series A Preferred shares (the “Series A Preferred shares”) for gross proceeds of $275.0 million, or $264.4 million net of issuance costs and on March 19, 2018, Apollo issued 12,000,000 6.375% Series B Preferred shares (the “Series B Preferred shares” and collectively with the Series A Preferred shares, the “Preferred shares”) for gross proceeds of $300.0 million, or $289.8 million net of issuance costs. When, as and if declared by the manager of Apollo, distributions on the Preferred shares will be payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2018 for the Series B Preferred shares, at a rate per annum equal to 6.375%. Distributions on the Preferred shares are discretionary and non-cumulative. During 2019, quarterly cash distributions were $0.398438 per Series A Preferred share and Series B Preferred share.
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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Distribution Declaration Date	Distribution per Class A Share	Distribution Payment Date	Distribution to Class A Shareholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 1, 2018	$0.66	February 28, 2018	$133.0	$133.7		$266.7	$5.4
April 12, 2018	—	April 12, 2018	—	50.5	(1)	50.5	—
May 3, 2018	0.38	May 31, 2018	76.6	77.0		153.6	4.1
August 2, 2018	0.43	August 31, 2018	86.5	87.1		173.6	4.2
November 1, 2018	0.46	November 30, 2018	92.6	93.0		185.6	4.4
For the year ended December 31, 2018	$1.93		$388.7	$441.3		$830.0	$18.1
January 31, 2019	$0.56	February 28, 2019	$113.3	$113.3		$226.6	$5.0
April 12, 2019	—	April 12, 2019	—	45.4	(1)	45.4	—
May 2, 2019	0.46	May 31, 2019	92.2	93.0		185.2	4.1
For the six months ended June 30, 2019	$1.02		$205.5	$251.7		$457.2	$9.1

(1)
On April 12, 2018 and April 12, 2019, the Company made a $0.25 and $0.18 per AOG Unit pro rata distribution, respectively, to the Non-Controlling Interest holders in the Apollo Operating Group, in connection with taxes and payments made under the tax receivable agreement. See note 14 for more information regarding the tax receivable agreement. On April 12, 2019, the Company made a $0.04 per AOG Unit pro rata distribution to the Non-Controlling Interest holders in the Apollo Operating Group, in connection with federal corporate estimated tax payments.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Non-Controlling Interests
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to Non-Controlling Interests in consolidated entities:
Interest in management companies and a co-investment vehicle(1)	$865	$1,714	$2,026	$3,109
Other consolidated entities	4,278	7,002	11,779	11,586
Net income attributable to Non-Controlling Interests in consolidated entities	$5,143	$8,716	$13,805	$14,695

Net income attributable to Non-Controlling Interests in the Apollo Operating Group:
Net income	$342,161	$143,810	$657,728	$34,462
Net income attributable to Non-Controlling Interests in consolidated entities	(5,143)	(8,716)	(13,805)	(14,695)
Net income after Non-Controlling Interests in consolidated entities	337,018	135,094	643,923	19,767
Adjustments:
Income tax provision(2)	16,897	18,924	36,551	27,504
NYC UBT and foreign tax benefit(3)	(2,325)	(2,631)	(4,373)	(4,187)
Net loss in non-Apollo Operating Group entities	531	189	546	275
Net income attributable to Series A Preferred Shareholders	(4,383)	(4,383)	(8,766)	(8,766)
Net income attributable to Series B Preferred Shareholders	(4,781)	(4,569)	(9,562)	(4,569)
Total adjustments	5,939	7,530	14,396	10,257
Net income after adjustments	342,957	142,624	658,319	30,024
Weighted average ownership percentage of Apollo Operating Group	50.2%	50.1%	50.1%	50.4%
Net income attributable to Non-Controlling Interests in Apollo Operating Group	$172,195	$71,484	$330,043	$14,419

Net Income attributable to Non-Controlling Interests	$177,338	$80,200	$343,848	$29,114
Other comprehensive income (loss) attributable to Non-Controlling Interests	3,352	(15,741)	(3,054)	(11,729)
Comprehensive Income Attributable to Non-Controlling Interests	$180,690	$64,459	$340,794	$17,385

(1)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of the credit funds managed by Apollo.

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of June 30, 2019	As of December 31, 2018
Due from Related Parties:
Due from credit funds	$196,748	$153,687
Due from private equity funds	22,185	19,993
Due from real assets funds	45,289	42,471
Due from portfolio companies	79,675	67,740
Due from Contributing Partners, employees and former employees	105,270	94,217
Total Due from Related Parties	$449,167	$378,108
Due to Related Parties:
Due to Managing Partners and Contributing Partners	$248,827	$285,598
Due to credit funds	3,590	3,444
Due to private equity funds	148,361	136,078
Due to real assets funds	853	315
Total Due to Related Parties	$401,631	$425,435

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
As a result of the exchanges of AOG Units for Class A shares during the six months ended June 30, 2019 and 2018, a $0.5 million and $39.6 million liability was recorded, respectively, to estimate the amount of the future expected payments to be made by APO Corp. to the Managing Partners and Contributing Partners pursuant to the tax receivable agreement.
In April 2019, Apollo made a $37.2 million cash payment pursuant to the tax receivable agreement resulting from the realized tax benefit for the 2018 tax year. Additionally, in connection with this payment, the Company made a corresponding pro rata distribution of $37.4 million ($0.18 per AOG Unit) to the Non-Controlling Interest holders in the Apollo Operating Group. In April 2018, Apollo made a $50.3 million cash payment pursuant to the tax receivable agreement resulting from the realized tax benefit for the 2017 tax year. Additionally, in connection with this payment, the Company made a corresponding pro rata distribution of $50.5 million ($0.25 per AOG Unit) to the Non-Controlling Interest holders in the Apollo Operating Group.
Due from Contributing Partners, Employees and Former Employees
As of June 30, 2019 and December 31, 2018, due from Contributing Partners, Employees and Former Employees includes various amounts due to the Company including employee loans and return of profit sharing distributions. As of June 30, 2019 and December 31, 2018, the balance included interest-bearing employee loans receivable of $16.9 million and $16.8 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The Company recorded a receivable from the Contributing Partners and certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of June 30, 2019 and December 31, 2018 of $72.9 million and $66.3 million, respectively.
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
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions with respect to Fund IV, Fund V and Fund VI, the Company will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. The Company recorded an indemnification liability of $12.7 million and $12.2 million as of June 30, 2019 and December 31, 2018, respectively.
Due to Credit, Private Equity and Real Assets Funds
Based upon an assumed liquidation of certain of the credit, private equity and real assets funds the Company manages, the Company has recorded a general partner obligation to return previously distributed performance allocations, which represents amounts due to these funds. The general partner obligation is recognized based upon an assumed liquidation of a fund’s net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund.
The following table presents the general partner obligation to return previously distributed performance allocations related to certain funds by segment:

	As of June 30, 2019	As of December 31, 2018
Credit	$327	$1,370
Private Equity	147,052	135,723
Real Assets	516	—
Total general partner obligation	$147,895	$137,093

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
The Company provides asset management and advisory services to Athene, including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence hedging and other asset management services. On September 20, 2018, Athene and Apollo agreed to revise the existing fee arrangements (the “amended fee agreement”) between Athene and Apollo. The amended fee agreement was subject to approval by Athene’s shareholders of a

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

bye-law amendment providing that Athene will not elect to terminate the investment management arrangement between Athene and Apollo, except for cause, for a period of four years from the date of the bye-law amendment and thereafter only on each successive two-year anniversary of the expiration of the initial four-year period. On June 10, 2019, the Athene shareholders approved the bye-law amendment and the amended fee agreement took effect retroactive to the month beginning January 1, 2019. The Company began recording fees pursuant to the amended fee agreement on January 1, 2019. The amended fee agreement provides for sub-allocation fees which vary based on portfolio allocation differentiation, as described below.
The amended fee agreement provides for a monthly fee to be payable by Athene to the Company in arrears, with retroactive effect to the month beginning on January 1, 2019, in an amount equal to the following, to the extent not otherwise payable to the Company pursuant to any one or more investment management or sub-advisory agreements or arrangements:

(i)
The Company, through its consolidated subsidiary Athene Asset Management, or AAM, earns a base management fee of 0.225% per year on the aggregate market value of substantially all of the assets in substantially all of the investment accounts of or relating to Athene (collectively, the “Athene Accounts”) up to $103.443 billion (the level of assets in the Athene Accounts as of January 1, 2019, excluding certain assets, the “Backbook Value”) and 0.150% per year on all assets in excess of $103.443 billion (the “Incremental Value”), respectively; plus

(ii)
with respect to each asset in an Account, subject to certain exceptions, that is managed by the Company and that belongs to a specified asset class tier (“core,” “core plus,” “yield,” and “high alpha”), a sub-allocation fee as follows, which will, in the case of assets acquired after January 1, 2019, be subject to a cap of 10% of the applicable asset’s gross book yield:

As of June 30, 2019
Sub-Allocation Fees:
Core Assets(1)	0.065%
Core Plus Assets(2)	0.130%
Yield Assets(3)	0.375%
High Alpha Assets(4)	0.700%
Cash, Treasuries, Equities and Alternatives(5)	—%

(1)
Core assets include public investment grade corporate bonds, municipal securities, agency residential or commercial mortgage backed securities and obligations of any governmental agency or government sponsored entity that is not expressly backed by the U.S. government.

(2)
Core plus assets include private investment grade corporate bonds, fixed rate first lien commercial mortgage loans (“CML”) and obligations issued or assumed by a financial institution (such an institution, a “financial issuer”) and determined by AAM to be “Tier 2 Capital” under the Basel III recommendations developed by the Basel Committee on Banking Supervision (or any successor to such recommendations).

(3)
Yield assets include non-agency residential mortgage-backed securities, investment grade collateralized loan obligations, certain asset-backed securities, commercial mortgage-backed securities, emerging market investments, below investment grade corporate bonds, subordinated debt obligations, hybrid securities or surplus notes issued or assumed by a financial issuer, as rated preferred equity, residential mortgage loans, bank loans, investment grade infrastructure debt and certain floating rate commercial mortgage loans.

(4)
High alpha assets include subordinated commercial mortgage loans, below investment grade collateralized loan obligations, unrated preferred equity, debt obligations originated by MidCap, below investment grade infrastructure debt, certain loans originated directly by Apollo and agency mortgage derivatives.

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
The following table presents the performance allocations earned from AAA Investments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Performance allocations from AAA Investments, net(1)	$94	$(158)	$133	$(4,999)

(1)	Net of related profit sharing expense.
The following table presents the revenues earned in aggregate from Athene, Athora and AAA Investments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues earned in aggregate from Athene, Athora and AAA Investments, net(1)(2)	$204,159	$50,682	$364,507	$88,825

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

(2)
Gains (losses) on the market value of the shares of Athene Holding owned directly by Apollo were $43.2 million and $(68.1) million for the three months ended June 30, 2019 and 2018, respectively, and $61.8 million and $(135.0) million for the six months ended June 30, 2019 and 2018, respectively.

The following table presents performance allocations and profit sharing payable from AAA Investments:

	As of June 30, 2019	As of December 31, 2018
Performance allocations	$1,788	$1,611
Profit sharing payable	491	442

As of June 30, 2019 and December 31, 2018, the Company held a 10.7% and 10.2% economic ownership interest in Athene Holding, respectively.
AAA Investments Credit Agreement
On April 30, 2015, Apollo entered into a revolving credit agreement with AAA Investments (the “AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR plus 1.5%. The Company receives an annual commitment fee of 0.125% on the unused portion of the loan. As of June 30, 2019 and December 31, 2018, $8.2 million and $6.7 million, respectively, had been advanced by the Company and remained outstanding on the AAA Investments Credit Agreement. AAA Investments was obligated to pay the aggregate borrowings plus accrued interest at the earlier of (a) the third anniversary of the closing date, or (b) the date that was fifteen months following the initial public offering of shares of Athene Holding Ltd. (the “Maturity Date”). On January 30, 2019, the Company and AAA agreed to extend the maturity date of the AAA Investments Credit Agreement to April 30, 2020.
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
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at June 30, 2019. From time to time, this entity is involved in transactions with related parties of Apollo, including portfolio companies of the funds Apollo manages, whereby AGS earns underwriting and transaction fees for its services.
15. COMMITMENTS AND CONTINGENCIES
Investment Commitments—As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of June 30, 2019 and December 31, 2018 of $1.1 billion and $1.2 billion, respectively, of which $434 million and $469 million related to Fund IX as of June 30, 2019 and December 31, 2018, respectively.
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of June 30, 2019, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.
Litigation and Contingencies—Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and lawsuits, reviews, investigations or proceedings by governmental and self-regulatory agencies regarding its business.

On March 4, 2016, the Public Employees Retirement System of Mississippi filed a putative securities class action against Sprouts Farmers Market, Inc. (“SFM”), several SFM directors (including Andrew Jhawar, an Apollo partner), AP Sprouts Holdings, LLC and AP Sprouts Holdings (Overseas), L.P. (the “AP Entities”), which are controlled by entities managed by Apollo affiliates, and two underwriters of a March 2015 secondary offering of SFM common stock. The AP Entities sold SFM common stock in the March 2015 secondary offering. The complaint, filed in Arizona Superior Court and captioned Public Employees Retirement System of Mississippi v. Sprouts Farmers Market, Inc. (CV2016-050480), alleges that SFM filed a materially misleading registration statement for the secondary offering that incorporated alleged misrepresentations in SFM’s 2014 annual report regarding SFM’s business prospects, and failed to disclose alleged accelerating produce deflation. Plaintiff alleged causes of action against the AP Entities for violations of Sections 11 and 15 of the Securities Act of 1933, seeking compensatory damages for alleged losses sustained from a decline in SFM’s stock price. Defendants moved to dismiss the action, and the court dismissed the Section 11 claim against the AP Entities but not the Section 15 claim. On December 27, 2018, the parties executed a settlement agreement, and on December 28, 2018, the parties filed a motion for preliminary approval of the settlement. On May 31, 2019, the Court approved the settlement and dismissed the action with prejudice.

On June 20, 2016 Banca Carige S.p.A. (“Carige”) commenced a lawsuit in the Court of Genoa (Italy) (No. 8965/2016), against its former Chairman, its former Chief Executive Officer, AGM and certain entities (the “Apollo Entities”) organized and owned by investment funds managed by affiliates of AGM. The complaint alleged that AGM and the Apollo Entities (i) aided and abetted breaches of fiduciary duty to Carige allegedly committed by Carige’s former Chairman and former CEO in connection with the sale to the Apollo Entities of Carige subsidiaries engaged in the insurance business; and (ii) took wrongful actions aimed at weakening Banca Carige’s financial condition supposedly to facilitate an eventual acquisition of Carige. The causes of action were based in tort under Italian law. Carige purportedly seeks damages of €450 million in connection with the sale of the insurance businesses and €800 million for other losses. With judgment no. 3118/2018 published on December 6, 2018, the Court of Genoa fully rejected all the claims raised by Carige against AGM and the Apollo Entities, also awarding attorneys' fees in their favor for an amount of €428,996.10. Carige filed an appeal on January 3, 2019. The Apollo Entities appeared in the proceedings requesting the Court to reject Banca Carige’s appeal. The first hearing was held on May 8, 2019. The Court has reserved its decision on certain fact-finding and joinder requests made by the plaintiff and the former directors. Although the case appears to be in its final stages, no reasonable estimate of possible loss, if any, can be made at this time.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

On December 12, 2016, the CORE Litigation Trust (the “Trust”), which was created under the Chapter 11 reorganization plan for CORE Media and other affiliated entities, including CORE Entertainment, Inc. (“CORE”), commenced an action in California Superior Court for Los Angeles County, captioned Core Litigation Trust v. Apollo Global Management, LLC, et al., Case No. BC 643732, that was stayed on October 3, 2017, in favor of litigating in New York state court. On November 9, 2017, the Trust commenced an action in the Supreme Court of the State of New York, captioned Core Litigation Trust v. Apollo Global Management, LLC, et al., Index No. 656856/2017. The complaint names as defendants: (i) AGM and certain AGM affiliates including the Apollo-managed funds that were CORE’s beneficial owners (the “CORE Funds”), (ii) Twenty-First Century Fox, Inc. (“Fox”) and certain Fox affiliates, (iii) Endemol USA Holding, Inc. (“Endemol”) and certain Endemol-affiliated entities, and (iv) the joint venture through which the CORE Funds and Fox beneficially owned CORE Media and Endemol Shine (the “JV”). The Trust asserts claims against (i) all defendants for tortiously interfering with $360 million in loans under the 2011 loan agreements entered into between CORE and certain Lenders, and (ii) certain defendants for alter-ego and de-facto merger. The Trust seeks $240 million in compensatory, unspecified punitive damages, pre-judgment interests, and costs and expenses. The Court has scheduled further oral argument on Defendants’ motions to dismiss the complaint for September 6, 2019. On July 5, 2019, the parties reached an agreement in principle to settle and release all of the Trust’s claims against Defendants. The CORE Funds are indemnifying AGM against any losses in connection with the Trust’s claims.

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

On December 21, 2017, Harbinger Capital Partners II, LP, Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Harbinger Capital Partners Special Situations GP, LLC, Harbinger Capital Partners Offshore Manager, L.L.C., Global Opportunities Breakaway Ltd. (in voluntary liquidation), and Credit Distressed Blue Line Master Fund, Ltd. (collectively, “Harbinger”) commenced an action in New York Supreme Court captioned Harbinger Capital Partners II LP et al. v. Apollo Global Management LLC, et al. (No. 657515/2017). The complaint names as defendants (i) AGM, (ii) the funds managed by Apollo that invested in SkyTerra Communications, Inc. (“SkyTerra”) equity before selling their interests to Harbinger under an April 2008 agreement that closed in 2010, and (iii) six former SkyTerra directors, five of whom are current or former Apollo employees.  The complaint alleges that during the period of Harbinger’s various equity and debt investments in SkyTerra, from 2004 to 2010, Defendants concealed from Harbinger material defects in SkyTerra technology that was to be used to create a new mobile wi-fi network.  The complaint alleges that Harbinger would not have made investments in SkyTerra totaling approximately $1.9 billion had it known of the defects, and that the public disclosure of these defects ultimately led to SkyTerra filing for bankruptcy in 2012 (after it had been renamed LightSquared). The complaint asserts claims against (i) all defendants for fraud, civil conspiracy, and negligent misrepresentation, (ii) AGM and the Apollo-managed funds only for breach of fiduciary duty, breach of contract, and unjust enrichment, and (iii) the SkyTerra director defendants only for aiding and abetting breach of fiduciary duty.  The complaint seeks $1.9 billion in damages, as well as punitive damages, interest, costs, and fees. This action was stayed from February 14, 2018, through June 12, 2019. On February 14, 2018, Defendants moved the United States Bankruptcy Court for the Southern District of New York to reopen the LightSquared bankruptcy proceeding for the limited purpose of enforcing Harbinger’s assignment and release in that bankruptcy of the claims that it asserts in the New York state court action. Briefing and hearing on this motion were adjourned while the state court stay was pending. On June 12, 2019, Harbinger voluntarily discontinued the state action without prejudice subject to a tolling agreement. On June 12, 2019, Apollo voluntarily withdrew its bankruptcy court motion subject to a right to refile the motion if Harbinger were to refile the state court action. Apollo believes these claims are without merit.  Because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

On February 9, 2018, plaintiffs Joseph M. Dropp, Mary E. Dropp, Robert Levine, Susan Levine, and Kaarina Pakka filed a complaint in the United States District Court for the District of Nevada (the “Nevada Court”) against Apollo Management VIII, L.P. (“Management VIII”), AGM and Diamond Resorts International, Inc. (“Diamond”) and several of its affiliates and executives. Plaintiffs, who allege that they bought vacation interest points from Diamond, allege that the points are securities and that defendants violated federal securities laws by selling the points without registering them as securities. Plaintiffs also assert a “control person” claim against Management VIII and AGM. Plaintiffs assert their claims on their own behalf and on behalf of a purported class of Diamond customers who bought vacation interest points over a certain period of time. They seek injunctive relief prohibiting defendants from continuing to market and sell unregistered securities, the right to rescind their purchases, and unspecified compensatory damages. On April 11, 2018, Defendants filed motions to sever Ms. Pakka's claims from the claims of the other plaintiffs and to transfer those claims to the United States District Court for the District of Hawaii. On January 25, 2019, the Nevada Court entered an order granting defendants’ motion to compel the Dropps and Levines to arbitrate their claims individually and dismissing their claims without prejudice to pursue them in arbitration.  The Nevada Court also severed Ms. Pakka’s claims and transferred the complaint as to Ms. Pakka only to the United States District Court for the District of Hawaii (the “Hawaii Court”).  On January 28, 2019, the Hawaii Court entered an order directing Ms. Pakka to file an amended complaint to reflect only the claims that were transferred to that Court, after she obtains Hawaii counsel.  On May 29, 2019, Ms. Pakka voluntarily dismissed her complaint without prejudice.

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

On May 3, 2018, Caldera Holdings Ltd, Caldera Life Reinsurance Company, and Caldera Shareholder, L.P. (collectively, “Caldera”) filed a summons with notice in the Supreme Court of the State of New York, New York County, naming as defendants AGM, Apollo Management, L.P., Apollo Advisors VIII, L.P., Apollo Capital Management VIII, LLC, Athene Asset Management, L.P., Athene Holding, Ltd., and Leon Black (collectively, “Defendants” and all but Athene Holding, Ltd., the “Apollo Defendants”). On July 12, 2018, Caldera filed a complaint, Index No. 652175/2018 (the “Complaint”), alleging three causes of action: (1) tortious interference with prospective business relations/prospective economic advantage; (2) defamation/trade disparagement/injurious falsehood; and (3) unfair competition. The Complaint seeks damages of no less than $1.5 billion, as well as exemplary and punitive damages, attorneys’ fees, interest, and an injunction. Defendants moved to dismiss the Complaint on September 21, 2018 and Caldera filed an amended complaint on January 21, 2019 (the “Amended Complaint”).  Defendants have moved to dismiss the Amended Complaint, and the Apollo Defendants have submitted to the Court a Final Arbitration Award issued on April 26, 2019 in a JAMS arbitration, finding Caldera, Imran Siddiqui, and Ming Dang liable for various causes of action, including breaches of fiduciary duty and/or aiding and abetting thereof.  Oral argument on the motions to dismiss was held on May 31, 2019.   The Apollo Defendants believe that the claims contained in the Complaint lack merit and intend to defend the case vigorously. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

On March 7, 2019, plaintiff Elizabeth Morrison filed an amended complaint in an action captioned Morrison v. Ray Berry, et. al., Case No. 12808-VCG, pending in the Chancery Court for the State of Delaware, adding as defendants AGM and certain AGM affiliates. The original complaint had only named as defendants certain officers and directors (the “TFM defendants”)

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

of The Fresh Market, Inc. (“TFM”), claiming that those defendants breached their fiduciary duties to the TFM shareholders in connection with their consideration and approval of a merger agreement between TFM and certain entities affiliated with Apollo, including by engaging in a sale process that improperly favored AGM, and/or Apollo Management VIII, L.P., by agreeing to an inadequate price and by filing materially deficient disclosures regarding the transaction. In addition to AGM, the amended complaint added as defendants Apollo Overseas Partners (Delaware 892) VIII, L.P., Apollo Overseas Partners (Delaware) VIII, L.P., Apollo Overseas Partners VIII, L.P., Apollo Management VIII, L.P., AIF VIII Management, LLC, Apollo Management, L.P., Apollo Management GP, LLC, Apollo Management Holdings, L.P., Apollo Management Holdings GP, LLC, APO Corp., AP Professional Holdings, L.P., Apollo Advisors VIII, L.P., Apollo Investment Fund VIII, L.P., and Pomegranate Holdings, Inc., and other defendants. The amended complaint alleges that the Apollo defendants aided and abetted the breaches of fiduciary duties by the TFM defendants. After the defendants moved to dismiss the complaint on May 1, 2019, Plaintiff filed a second amended complaint on June 3, 2019, maintaining the same claim against the same Apollo defendants as the prior complaint. Defendants moved to dismiss the second amended complaint on July 12, 2019, and those motions will be fully briefed by September 13, 2019. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

Commitments and Contingencies—Other long-term obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of June 30, 2019, fixed and determinable payments due in connection with these obligations were as follows:

	Remaining 2019	2020	2021	2022	2023	Thereafter	Total
Other long-term obligations	$14,356	$5,786	$1,501	$919	$682	$682	$23,926

Contingent Obligations—Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through June 30, 2019 and that would be reversed approximates $2.1 billion. Management views the possibility of all of the investments becoming worthless as remote. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of June 30, 2019, there were no underwriting commitments.
Contingent Consideration—In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future performance revenues earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future performance revenue payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the remaining contingent obligation was $93.2 million and $74.5 million as of June 30, 2019 and December 31, 2018, respectively.
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
Fee Related Earnings
Fee Related Earnings (“FRE”) is derived from our segment reported results and refers to a component of Segment DE that is used as a supplemental performance measure to assess whether revenues that we believe are generally more stable and predictable in nature, primarily consisting of management fees, are sufficient to cover associated operating expenses and generate profits. FRE is the sum across all segments of (i) management fees, (ii) advisory and transaction fees, (iii) performance fees earned from business development companies and Redding Ridge Holdings (as defined below) and (iv) other income, net, less (x) salary, bonus and benefits, excluding equity-based compensation, (y) other associated operating expenses and (z) non-controlling interests in the management companies of certain funds the Company manages.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables present financial data for Apollo’s reportable segments.

	As of and for the Three Months Ended June 30, 2019
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$190,275	$129,638	$46,398	$366,311
Advisory and transaction fees, net	5,510	20,257	5,295	31,062
Performance fees(1)	9,261	—	—	9,261
Fee Related Revenues	205,046	149,895	51,693	406,634
Salary, bonus and benefits	(50,465)	(40,267)	(19,537)	(110,269)
General, administrative and other	(31,647)	(22,962)	(8,547)	(63,156)
Placement fees	(157)	(618)	—	(775)
Fee Related Expenses	(82,269)	(63,847)	(28,084)	(174,200)
Other income, net of Non-Controlling Interest	1,968	3,963	156	6,087
Fee Related Earnings	124,745	90,011	23,765	238,521
Realized performance fees	18,030	12,231	3,074	33,335
Realized profit sharing expense	(7,877)	(4,089)	(1,340)	(13,306)
Net Realized Performance Fees	10,153	8,142	1,734	20,029
Realized principal investment income	7,909	1,877	1,495	11,281
Net interest loss and other	(4,656)	(7,650)	(2,708)	(15,014)
Segment Distributable Earnings(2)	$138,151	$92,380	$24,286	$254,817
Total Assets(2)	$2,865,509	$2,741,435	$520,817	$6,127,761

(1)	Represents certain performance fees from business development companies and Redding Ridge Holdings LP (“Redding Ridge Holdings”), an affiliate of Redding Ridge.

(2)
Refer below for a reconciliation of total revenues, total expenses, other income (loss) and total assets for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses, total consolidated other income (loss) and total assets.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended June 30, 2018
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$153,177	$132,417	$40,270	$325,864
Advisory and transaction fees, net	2,100	13,319	161	15,580
Performance fees(1)	5,766	—	—	5,766
Fee Related Revenues	161,043	145,736	40,431	347,210
Salary, bonus and benefits	(42,729)	(41,879)	(19,893)	(104,501)
General, administrative and other	(27,843)	(18,333)	(9,500)	(55,676)
Placement fees	(279)	(32)	—	(311)
Fee Related Expenses	(70,851)	(60,244)	(29,393)	(160,488)
Other income (loss), net of Non-Controlling Interest	(1,188)	82	55	(1,051)
Fee Related Earnings	89,004	85,574	11,093	185,671
Realized performance fees	14,635	54,640	45,199	114,474
Realized profit sharing expense	(11,493)	(31,512)	(26,805)	(69,810)
Net Realized Performance Fees	3,142	23,128	18,394	44,664
Realized principal investment income	5,931	9,079	4,363	19,373
Net interest loss and other	(3,952)	(5,259)	(1,968)	(11,179)
Segment Distributable Earnings(2)	$94,125	$112,522	$31,882	$238,529

(1)	Represents certain performance fees from business development companies and Redding Ridge Holdings.

(2)
Refer below for a reconciliation of total revenues, total expenses and other income (loss) for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income (loss).

The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments:

	For the Three Months Ended June 30,
	2019	2018
Total Consolidated Revenues	$636,579	$523,316
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(23,847)	(20,200)
Adjustments related to consolidated funds and VIEs(1)	90	1,979
Performance fees(2)	(163,014)	(135,093)
Principal investment income	(43,174)	(22,792)
Total Fee Related Revenues	406,634	347,210
Realized performance fees	33,335	114,474
Realized principal investment income and other	10,438	18,530
Total Segment Revenues	$450,407	$480,214

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

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments:

	For the Three Months Ended June 30,
	2019	2018
Total Consolidated Expenses	$342,525	$301,394
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(23,865)	(19,836)
Reclassification of interest expenses	(23,302)	(15,162)
Transaction-related compensation charges, net(1)	(18,135)	6,905
Charges associated with corporate conversion(2)	(10,006)	—
Equity-based compensation	(18,237)	(16,028)
Total profit sharing expense(3)	(74,780)	(96,785)
Total Fee Related Expenses	174,200	160,488
Realized profit sharing expense	13,306	69,810
Total Segment Expenses	$187,506	$230,298

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

(2)	Represents expenses incurred in relation to the previously announced plans to convert from a publicly traded partnership to a C corporation, as described in note 1.

(3)	Includes unrealized profit sharing expense, realized profit sharing expense and equity based profit sharing expense and other.
The following table reconciles total consolidated other income (loss) to total other loss for Apollo’s reportable segments:

	For the Three Months Ended June 30,
	2019	2018
Total Consolidated Other Income (Loss)	$65,004	$(59,188)
Adjustments related to consolidated funds and VIEs(1)	(4,367)	(8,967)
Net (gains) losses from investment activities	(45,053)	67,565
Interest income and other, net of Non-Controlling Interest	(9,497)	(461)
Other Income (Loss), net of Non-Controlling Interest	6,087	(1,051)
Net interest loss and other	(14,171)	(10,336)
Total Segment Other Loss	$(8,084)	$(11,387)

(1)	Represents the addition of other income of consolidated funds and VIEs.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the reconciliation of income (loss) before income tax provision reported in the condensed consolidated statements of operations to Segment Distributable Earnings:

	For the Three Months Ended June 30,
	2019	2018
Income before income tax provision	$359,058	$162,734
Transaction-related charges(1)	18,135	(6,905)
Charges associated with corporate conversion(2)	10,006	—
Net income attributable to Non-Controlling Interests in consolidated entities and appropriated partners’ capital	(5,143)	(8,716)
Unrealized performance fees	(129,679)	(20,619)
Unrealized profit sharing expense	40,799	9,125
Equity-based profit sharing expense and other(3)	20,675	17,850
Equity-based compensation	18,237	16,028
Unrealized principal investment income	(31,893)	(3,419)
Unrealized net (gains) losses from investment activities and other	(45,378)	72,451
Segment Distributable Earnings	$254,817	$238,529

(1)	Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions.

(2)	Represents expenses incurred in relation to the previously announced plans to convert from a publicly traded partnership to a C corporation, as described in note 1.

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

The following tables present financial data for Apollo’s reportable segments.

	As of and for the Six Months Ended June 30, 2019
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$373,017	$260,134	$91,783	$724,934
Advisory and transaction fees, net	8,358	36,393	5,371	50,122
Performance fees(1)	9,922	—	—	9,922
Fee Related Revenues	391,297	296,527	97,154	784,978
Salary, bonus and benefits	(94,769)	(83,500)	(37,725)	(215,994)
General, administrative and other	(59,143)	(48,824)	(18,222)	(126,189)
Placement fees	148	(483)	—	(335)
Fee Related Expenses	(153,764)	(132,807)	(55,947)	(342,518)
Other income, net of Non-Controlling Interest	1,564	4,159	94	5,817
Fee Related Earnings	239,097	167,879	41,301	448,277
Realized performance fees	21,357	72,687	3,080	97,124
Realized profit sharing expense	(11,395)	(41,816)	(1,234)	(54,445)
Net Realized Performance Fees	9,962	30,871	1,846	42,679
Realized principal investment income	10,958	9,965	1,794	22,717
Net interest loss and other	(9,042)	(13,783)	(4,881)	(27,706)
Segment Distributable Earnings(2)	$250,975	$194,932	$40,060	$485,967
Total Assets(2)	$2,865,509	$2,741,435	$520,817	$6,127,761

(1)	Represents certain performance fees from business development companies and Redding Ridge Holdings.

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

	For the Six Months Ended June 30, 2018
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$302,892	$214,697	$80,478	$598,067
Advisory and transaction fees, net	4,295	23,974	305	28,574
Performance fees(1)	11,041	—	—	11,041
Fee Related Revenues	318,228	238,671	80,783	637,682
Salary, bonus and benefits	(89,550)	(82,604)	(38,878)	(211,032)
General, administrative and other	(54,211)	(36,316)	(19,524)	(110,051)
Placement fees	(555)	(83)	—	(638)
Fee Related Expenses	(144,316)	(119,003)	(58,402)	(321,721)
Other income, net of Non-Controlling Interest	1,995	391	223	2,609
Fee Related Earnings	175,907	120,059	22,604	318,570
Realized performance fees(2)	17,749	167,412	51,615	236,776
Realized profit sharing expense(2)	(14,327)	(89,260)	(29,870)	(133,457)
Net Realized Performance Fees	3,422	78,152	21,745	103,319
Realized principal investment income	10,211	27,409	5,146	42,766
Net interest loss and other	(7,470)	(10,615)	(3,877)	(21,962)
Segment Distributable Earnings(3)	$182,070	$215,005	$45,618	$442,693

(1)	Represents certain performance fees from business development companies and Redding Ridge Holdings.

(2)	Excludes realized performance fees and realized profit sharing expense settled in the form of shares of Athene Holding during the six months ended June 30, 2018.

(3)
Refer below for a reconciliation of total revenues, total expenses and other income (loss) for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income (loss).

The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments:

	For the Six Months Ended June 30,
	2019	2018
Total Consolidated Revenues	$1,314,356	$690,219
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(52,976)	(39,113)
Adjustments related to consolidated funds and VIEs(1)	1,722	3,618
Performance fees(2)	(411,186)	(6,854)
Principal investment income	(66,938)	(10,188)
Total Fee Related Revenues	784,978	637,682
Realized performance fees(3)	97,124	236,776
Realized principal investment income and other	21,032	41,081
Total Segment Revenues	$903,134	$915,539

(1)
Represents advisory fees, management fees and performance fees earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

(2)	Excludes certain performance fees from business development companies and Redding Ridge Holdings.

(3)	Excludes realized performance fees settled in the form of shares of Athene Holding during the six months ended June 30, 2018.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments:

	For the Six Months Ended June 30,
	2019	2018
Total Consolidated Expenses	$720,542	$516,269
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(52,707)	(38,571)
Reclassification of interest expenses	(42,410)	(28,959)
Transaction-related charges, net(1)	(23,598)	5,053
Charges associated with corporate conversion(2)	(10,006)	—
Equity-based compensation	(36,660)	(33,463)
Total profit sharing expense(3)	(212,643)	(98,608)
Total Fee Related Expenses	342,518	321,721
Realized profit sharing expense(4)	54,445	133,457
Total Segment Expenses	$396,963	$455,178

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

(2)	Represents expenses incurred in relation to the previously announced plans to convert from a publicly traded partnership to a C corporation, as described in note 1.

(3)	Includes unrealized profit sharing expense, realized profit sharing expense and equity based profit sharing expense and other.

(4)	Excludes realized profit sharing expense settled in the form of shares of Athene Holding during the six months ended June 30, 2018.
The following table reconciles total consolidated other income (loss) to total other loss for Apollo’s reportable segments:

	For the Six Months Ended June 30,
	2019	2018
Total Consolidated Other Income (Loss)	$100,465	$(111,984)
Adjustments related to consolidated funds and VIEs(1)	(13,501)	(15,192)
Net (gains) losses from investment activities	(63,878)	134,702
Interest income and other, net of Non-Controlling Interest	(17,269)	(4,917)
Other Income, net of Non-Controlling Interest	5,817	2,609
Net interest loss and other	(26,021)	(20,277)
Total Segment Other Loss	$(20,204)	$(17,668)

(1)	Represents the addition of other income of consolidated funds and VIEs.

APOLLO GLOBAL MANAGEMENT, LLC
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the reconciliation of income (loss) before income tax provision reported in the condensed consolidated statements of operations to Segment Distributable Earnings:

	For the Six Months Ended June 30,
	2019	2018
Income before income tax provision	$694,279	$61,966
Transaction-related charges(1)	23,598	(5,053)
Charges associated with corporate conversion(2)	10,006	—
Net income attributable to Non-Controlling Interests in consolidated entities and appropriated partners’ capital	(13,805)	(14,695)
Unrealized performance fees(3)	(314,062)	229,922
Unrealized profit sharing expense(3)	116,561	(67,263)
Equity-based profit sharing expense and other(4)	41,637	32,414
Equity-based compensation	36,660	33,463
Unrealized principal investment (income) loss	(44,221)	32,578
Unrealized net (gains) losses from investment activities and other	(64,686)	139,361
Segment Distributable Earnings	$485,967	$442,693

(1)	Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions.

(2)	Represents expenses incurred in relation to the previously announced plans to convert from a publicly traded partnership to a C corporation, as described in note 1.

(3)	Includes realized performance fees and realized profit sharing expense settled in the form of shares of Athene Holding during the six months ended June 30, 2018.

(4)
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

The following table presents the reconciliation of Apollo’s total reportable segment assets to total assets:

	As of June 30, 2019	As of December 31, 2018
Total reportable segment assets	$6,127,761	$4,791,646
Adjustments(1)	1,220,483	1,200,008
Total assets	$7,348,244	$5,991,654

(1)	Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.
17. SUBSEQUENT EVENTS
On July 31, 2019, the Company declared a cash distribution of $0.50 per Class A share, which will be paid on August 30, 2019 to holders of record at the close of business on August 16, 2019.
On July 31, 2019, the Company declared a cash distribution of $0.398438 per Series A Preferred share and Series B Preferred share, which will be paid on September 16, 2019 to holders of record at the close of business on August 30, 2019.

ITEM 1A.     UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS
OF FINANCIAL CONDITION
APOLLO GLOBAL MANAGEMENT, LLC
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of June 30, 2019
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$945,721	$4	$—	$945,725
Restricted cash	17,651	—	—	17,651
U.S. Treasury securities, at fair value	713,061	—	—	713,061
Investments	3,307,560	569	(88,179)	3,219,950
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	67,085	—	67,085
Investments, at fair value	—	1,183,487	—	1,183,487
Other assets	—	59,131	—	59,131
Incentive fees receivable	—	—	—	—
Due from related parties	450,100	—	(933)	449,167
Deferred tax assets, net	277,037	—	—	277,037
Other assets	229,001	—	(680)	228,321
Lease assets	98,777	—	—	98,777
Goodwill	88,852	—	—	88,852
Total Assets	$6,127,760	$1,310,276	$(89,792)	$7,348,244
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$89,776	$—	$—	$89,776
Accrued compensation and benefits	112,792	—	—	112,792
Deferred revenue	92,274	—	—	92,274
Due to related parties	401,631	—	—	401,631
Profit sharing payable	595,954	—	—	595,954
Debt	2,350,915	—	—	2,350,915
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	903,420	(44,063)	859,357
Other liabilities	—	87,023	(311)	86,712
Due to related parties	—	1,303	(1,303)	—
Other liabilities	112,679	—	—	112,679
Lease liabilities	105,164	—	—	105,164
Total Liabilities	3,861,185	991,746	(45,677)	4,807,254

Shareholders’ Equity:
Apollo Global Management, LLC shareholders’ equity:
Series A Preferred shares	264,398	—	—	264,398
Series B Preferred shares	289,815	—	—	289,815
Additional paid in capital	1,052,259	—	—	1,052,259
Accumulated deficit	(222,007)	17,514	(17,514)	(222,007)
Accumulated other comprehensive loss	(4,956)	(2,839)	2,603	(5,192)
Total Apollo Global Management, LLC shareholders’ equity	1,379,509	14,675	(14,911)	1,379,273
Non-Controlling Interests in consolidated entities	6,011	303,855	(29,204)	280,662
Non-Controlling Interests in Apollo Operating Group	881,055	—	—	881,055
Total Shareholders’ Equity	2,266,575	318,530	(44,115)	2,540,990
Total Liabilities and Shareholders’ Equity	$6,127,760	$1,310,276	$(89,792)	$7,348,244

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
General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in credit, private equity and real assets with significant distressed expertise and a flexible mandate in the majority of our funds which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 33 years and lead a team of 1,268 employees, including 423 investment professionals, as of June 30, 2019.
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
As of June 30, 2019, we had total AUM of $311.9 billion across all of our businesses. More than 90% of our total AUM was in funds with a contractual life at inception of seven years or more, and 49% of such AUM was in permanent capital vehicles.
As of December 31, 2017, Fund IX held its final closing, raising a total of $23.5 billion in third-party capital and approximately $1.2 billion of additional capital from Apollo and affiliated investors for total commitments of $24.7 billion. On December 31, 2013, Fund VIII held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of June 30, 2019, Fund VIII had $3.1 billion of uncalled commitments remaining. Additionally, Fund VII held a final closing in December 2008, raising a total of $14.7 billion, and as of

June 30, 2019, Fund VII had $1.8 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through June 30, 2019. Apollo’s private equity fund appreciation was 2.5% and 7.2% for the three and six months ended June 30, 2019, respectively.
For our real assets segment, total gross return was 0.3% and 4.4% for the three and six months ended June 30, 2019, respectively. The gross return represents gross return for U.S. Real Estate Fund I and U.S. Real Estate Fund II including co-investment capital, Asia Real Estate Fund including co-investment capital, the European Principal Finance funds, and infrastructure equity funds.
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
90.9% of LP Units
GP
Class A Shareholders (Class A Shares)(1)
AGM Management, LLC(5) (Our Manager)
9.1% of LP Units
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
49.8% of the LP units of certain Apollo Operating Group Entities
49.8% of the LP units of certain Apollo Operating Group Entities
49.8% of the LP units of certain Apollo Operating Group Entities
49.8% of the LP units of certain Apollo Operating Group Entities
Apollo Operating Group

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of August 1, 2019.

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

Conversion to a C Corporation
On May 2, 2019, the Company announced plans to convert from a publicly traded partnership to a C corporation. The conversion is expected to be effective during the third quarter of 2019. The details of the conversion remain subject to the approval of the conflicts committee of Apollo Global Management, LLC’s board of directors and certain required regulatory approvals.
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
In the U.S., the S&P 500 Index increased by 3.8% in the second quarter of 2019, following an increase of 13.1% in the first quarter of 2019. Outside the U.S., global equity markets appreciated during the quarter, with the MSCI All Country World ex USA Index increasing 4.1% following an increase of 10.6% in the first quarter of 2019.
Conditions in the credit markets also have a significant impact on our business. Credit markets were positive in the second quarter of 2019, with the BofAML HY Master II Index increasing 2.6%, while the S&P/LSTA Leveraged Loan Index increased 1.7%. The U.S. 10-year Treasury yield fell slightly in the quarter to 2.0%. On July 31, 2019, The Federal Reserve reduced the benchmark interest rate, lowering it by a quarter point to a target range of 2.00% to 2.25%.
Foreign exchange rates can materially impact the valuations of our investments and those of our funds that are denominated in currencies other than the U.S. dollar. Relative to the U.S. dollar, the Euro appreciated 1.4% in the second quarter of 2019, after depreciating by 2.2% in the first quarter of 2019, while the British pound depreciated 2.6% in the second quarter of 2019, after appreciating 2.2% in the first quarter of 2019. Commodities generally decreased in the second quarter of 2019, with copper, natural gas, and sugar depreciating, while gold appreciated. The price of crude oil depreciated by 2.8% during the quarter ended June 30, 2019.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 2.1% in the second quarter of 2019, following an increase of 3.1% in the first quarter of 2019. As of July 2019, The International Monetary Fund estimated that the U.S. economy will expand by 2.6% in 2019 and 1.9% in 2020. Additionally, the U.S. unemployment rate stood at 3.7% as of June 30, 2019, slightly lower than in the previous quarter.

Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its fund investors by focusing on opportunities that management believes are often overlooked by other investors. As such, Apollo’s global integrated investment platform deployed $5.2 billion and $9.5 billion of capital through the funds it manages during the three and six months ended June 30, 2019, respectively. We believe Apollo’s expertise in credit and its focus on nine core industry sectors, combined with more than 29 years of investment experience, has allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors include chemicals, manufacturing and industrial, natural resources, consumer and retail, consumer services, business services, financial services, leisure, and media/telecom/technology. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods.
In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities, such as continuing to grow the assets of our permanent capital vehicles. As such, Apollo had $12.2 billion and $37.1 billion of capital inflows during the three and six months ended June 30, 2019, respectively. While Apollo continues to attract capital inflows, it also continues to generate realizations for fund investors. Apollo returned $2.2 billion and $3.9 billion of capital and realized gains to the investors in the funds it manages during the three and six months ended June 30, 2019, respectively.
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
Assets Under Management
The tables below present Fee-Generating and Non-Fee-Generating AUM by segment:

	As of June 30, 2019
	Credit	Private Equity	Real Assets	Total
	(in millions)
Fee-Generating	$163,089	$47,082	$25,965	$236,136
Non-Fee-Generating	38,127	30,066	7,533	75,726
Total Assets Under Management	$201,216	$77,148	$33,498	$311,862

	As of June 30, 2018
	Credit	Private Equity	Real Assets	Total
	(in millions)
Fee-Generating	$132,602	$47,835	$21,798	$202,235
Non-Fee-Generating	30,620	31,032	5,565	67,217
Total Assets Under Management	$163,222	$78,867	$27,363	$269,452

	As of December 31, 2018
	Credit	Private Equity	Real Assets	Total
	(in millions)
Fee-Generating	$144,071	$46,633	$23,663	$214,367
Non-Fee-Generating	30,307	28,453	7,132	65,892
Total Assets Under Management	$174,378	$75,086	$30,795	$280,259

The table below presents AUM with Future Management Fee Potential, which is a component of Non-Fee-Generating AUM, for each of Apollo’s three segments.

	As of June 30, 2019	As of June 30, 2018	As of December 31, 2018
	(in millions)
Credit	$7,860	$7,398	$8,725
Private Equity	9,570	10,036	10,555
Real Assets	2,159	1,309	2,097
Total AUM with Future Management Fee Potential	$19,589	$18,743	$21,377
The following tables present the components of Performance Fee-Eligible AUM for each of Apollo’s three segments:

	As of June 30, 2019
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM(1)	$35,601	$23,827	$2,792	$62,220
AUM Not Currently Generating Performance Fees	13,418	6,263	2,624	22,305
Uninvested Performance Fee-Eligible AUM	7,581	32,257	4,309	44,147
Total Performance Fee-Eligible AUM	$56,600	$62,347	$9,725	$128,672

	As of June 30, 2018
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM(1)	$27,254	$26,510	$2,218	$55,982
AUM Not Currently Generating Performance Fees	12,463	3,745	1,043	17,251
Uninvested Performance Fee-Eligible AUM	6,774	34,914	5,402	47,090
Total Performance Fee-Eligible AUM	$46,491	$65,169	$8,663	$120,323

	As of December 31, 2018
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM(1)	$23,574	$22,974	$2,019	$48,567
AUM Not Currently Generating Performance Fees	17,857	3,850	2,662	24,369
Uninvested Performance Fee-Eligible AUM	8,483	35,749	4,659	48,891
Total Performance Fee-Eligible AUM	$49,914	$62,573	$9,340	$121,827

(1)
Performance Fee-Generating AUM of $2.2 billion, $2.5 billion and $0.2 billion as of June 30, 2019, June 30, 2018 and December 31, 2018, respectively, are above the applicable hurdle rates or preferred returns, but in accordance with the adoption of the revenue recognition standard effective January 1, 2018, recognition of performance fees associated with such Performance Fee-Generating AUM have been deferred to future periods when the fees are probable to not be significantly reversed.

The following table presents AUM Not Currently Generating Performance Fees for funds that have invested capital for more than 24 months as of June 30, 2019 and the corresponding appreciation required to reach the preferred return or high watermark in order to generate performance fees:

Strategy / Fund	Invested AUM Not Currently Generating Performance Fees	Investment Period Active > 24 Months	Appreciation Required to Achieve Performance Fees(1)
	(in millions)
Credit:
Corporate Credit	$5,538	$5,538	3%
Structured Credit	1,236	808	12%
Direct Origination	136	—	N/A
Advisory and Other	6,508	—	N/A
Total Credit	13,418	6,346	4%
Private Equity:
ANRP I	381	381	67%
Hybrid Capital	2,328	1,950	81%
Other PE	3,554	146	118%
Total Private Equity	6,263	2,477	81%
Real Assets:
Total Real Assets	2,624	434	> 250bps
Total	$22,305	$9,257

(1)
All investors in a given fund are considered in aggregate when calculating the appreciation required to achieve performance fees presented above. Appreciation required to achieve performance fees may vary by individual investor. Funds with an investment period less than 24 months are “N/A”.

The components of Fee-Generating AUM by segment are presented below:

	As of June 30, 2019
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$3,284	$26,849		$5,405	$35,538
Fee-Generating AUM based on invested capital	1,249	19,101		1,837	22,187
Fee-Generating AUM based on gross/adjusted assets	136,378	700		17,832	154,910
Fee-Generating AUM based on NAV	22,178	432		891	23,501
Total Fee-Generating AUM	$163,089	$47,082	(1)	$25,965	$236,136

(1)	The weighted average remaining life of the traditional private equity funds as of June 30, 2019 was 83 months.

	As of June 30, 2018
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$3,403	$27,805		$5,451	$36,659
Fee-Generating AUM based on invested capital	1,106	18,677		5,946	25,729
Fee-Generating AUM based on gross/adjusted assets	109,695	807		10,336	120,838
Fee-Generating AUM based on NAV	18,398	546		65	19,009
Total Fee-Generating AUM	$132,602	$47,835	(1)	$21,798	$202,235

(1)	The weighted average remaining life of the traditional private equity funds as of June 30, 2018 was 92 months.

	As of December 31, 2018
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$3,403	$26,849		$5,419	$35,671
Fee-Generating AUM based on invested capital	1,020	18,601		6,659	26,280
Fee-Generating AUM based on gross/adjusted assets	119,525	776		11,435	131,736
Fee-Generating AUM based on NAV	20,123	407		150	20,680
Total Fee-Generating AUM	$144,071	$46,633	(1)	$23,663	$214,367

(1)	The weighted average remaining life of the traditional private equity funds as of December 31, 2018 was 89 months.
The following table presents total AUM and Fee-Generating AUM amounts for our credit segment by category type:

	Total AUM			Fee-Generating AUM
	As of June 30,		As of December 31,	As of June 30,		As of December 31,
	2019	2018	2018	2019	2018	2018
	(in millions)
Corporate Credit	$105,513	$89,533	$98,188	$88,927	$77,702	$82,812
Structured Credit	49,662	39,358	42,693	43,651	34,417	37,932
Direct Origination	18,190	14,636	16,715	16,277	13,460	14,395
Advisory and Other	27,851	19,695	16,782	14,234	7,023	8,932
Total	$201,216	$163,222	$174,378	$163,089	$132,602	$144,071
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
The following table presents the aggregate Athene Sub-Allocated Total AUM by asset class:

As of June 30, 2019
(in millions)
Core Assets	$31,052
Core Plus Assets	30,102
Yield Assets	44,457
High Alpha	4,238
Cash, Treasuries, Equity and Alternatives	9,181
Total	$119,030
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

The following table presents Athora Sub-Advised and Athora Non-Sub-Advised AUM:

	As of June 30,		As of December 31,
	2019	2018	2018
	(in millions)
Sub-Advised AUM	$3,596	$1,818	$3,032
Non-Sub-Advised AUM	10,080	6,340	4,952
Total AUM	$13,676	$8,158	$7,984
The following table presents total AUM and Fee-Generating AUM amounts for our private equity segment:

	Total AUM			Fee-Generating AUM
	As of June 30,		As of December 31,	As of June 30,		As of December 31,
	2019	2018	2018	2019	2018	2018
	(in millions)
Private Equity Funds	$61,771	$64,970	$60,680	$39,578	$40,117	$39,519
Hybrid Capital	9,217	9,083	8,886	3,405	3,622	3,025
Natural Resources	6,160	4,814	5,520	4,099	4,096	4,089
Total	$77,148	$78,867	$75,086	$47,082	$47,835	$46,633
The following table presents total AUM and Fee-Generating AUM amounts for our real assets segment:

	Total AUM			Fee-Generating AUM
	As of June 30,		As of December 31,	As of June 30,		As of December 31,
	2019	2018	2018	2019	2018	2018
	(in millions)
Real Estate	$24,441	$19,394	$21,971	$19,035	$15,375	$16,873
Principal Finance	6,996	7,398	7,050	5,207	5,852	5,468
Infrastructure	2,061	571	1,774	1,723	571	1,322
Total	$33,498	$27,363	$30,795	$25,965	$21,798	$23,663
The following tables summarize changes in total AUM for each of Apollo’s three segments:

	For the Three Months Ended June 30,
	2019				2018
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total

Change in Total AUM(1):
Beginning of Period	$193,669	$77,325	$32,000	$302,994	$146,636	$76,852	$23,928	$247,416
Inflows	9,664	751	1,790	12,205	23,278	2,774	4,324	30,376
Outflows(2)	(2,917)	(101)	(173)	(3,191)	(5,189)	(16)	—	(5,205)
Net Flows	6,747	650	1,617	9,014	18,089	2,758	4,324	25,171
Realizations	(486)	(1,381)	(333)	(2,200)	(468)	(1,578)	(848)	(2,894)
Market Activity(3)	1,286	554	214	2,054	(1,035)	835	(41)	(241)
End of Period	$201,216	$77,148	$33,498	$311,862	$163,222	$78,867	$27,363	$269,452

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

(2)	Outflows for Total AUM include redemptions of $1.6 billion and $148.6 million during the three months ended June 30, 2019 and 2018, respectively.

(3)
Includes foreign exchange impacts of $321.4 million, $15.4 million and $62.9 million for credit, private equity and real assets, respectively, during the three months ended June 30, 2019, and foreign exchange impacts of $(1.5) billion, $(108.0) million and $(130.5) million for credit, private equity and real assets, respectively, during the three months ended June 30, 2018.

	For the Six Months Ended June 30,
	2019				2018
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$174,378	$75,086	$30,795	$280,259	$144,807	$80,694	$23,427	$248,928
Inflows	30,901	2,844	3,396	37,141	26,567	3,269	5,203	35,039
Outflows(2)	(5,279)	(140)	(399)	(5,818)	(6,585)	(159)	—	(6,744)
Net Flows	25,622	2,704	2,997	31,323	19,982	3,110	5,203	28,295
Realizations	(720)	(2,552)	(668)	(3,940)	(1,887)	(3,607)	(1,469)	(6,963)
Market Activity(3)	1,936	1,910	374	4,220	320	(1,330)	202	(808)
End of Period	$201,216	$77,148	$33,498	$311,862	$163,222	$78,867	$27,363	$269,452

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

(2)	Outflows for Total AUM include redemptions of $2.0 billion and $332.8 million during the six months ended June 30, 2019 and 2018, respectively.

(3)
Includes foreign exchange impacts of $(48.8) million, $(27.8) million and $22.5 million for credit, private equity and real assets, respectively, during the six months ended June 30, 2019, and foreign exchange impacts of $(750.8) million, $(46.9) million and $(42.1) million for credit, private equity and real assets, respectively, during the six months ended June 30, 2018.

Total AUM was $311.9 billion at June 30, 2019, an increase of $8.9 billion, or 2.9%, compared to $303.0 billion at March 31, 2019. The net increase was primarily due to:
Net flows of $9.0 billion primarily related to:

•
a $6.7 billion increase related to funds we manage in the credit segment primarily consisting of an increase in AUM relating to Athene of $5.5 billion driven by portfolio company activity and subscriptions of $2.8 billion across our corporate credit funds; these increases were partially offset by redemptions of $1.3 billion and net segment transfers of $1.1 billion;

•	a $1.6 billion increase related to funds we manage in the real assets segment primarily consisting of net segment transfers of $1.1 billion and subscriptions of $0.3 billion; and

•	a $0.7 billion increase related to funds we manage in the private equity segment primarily consisting of subscriptions of $0.6 billion primarily relating to certain hybrid capital funds.
Market activity of $2.1 billion primarily related to $1.3 billion and $0.6 billion of appreciation in the funds we manage in the credit and private equity segments, respectively.
Offsetting these increases were:
Realizations of $2.2 billion primarily related to:

•
$1.4 billion related to funds we manage in the private equity segment primarily consisting of distributions from Fund VI and other traditional private equity funds of $0.7 billion and $0.3 billion, respectively;

•	$0.5 billion related to funds we manage in the credit segment primarily consisting of distributions throughout the platform; and

•	$0.3 billion related to funds we manage in the real assets segment.
Total AUM was $311.9 billion at June 30, 2019, an increase of $31.6 billion, or 11.3%, compared to $280.3 billion at December 31, 2018. The net increase was primarily due to:

Net flows of $31.3 billion primarily related to:

•
a $25.6 billion increase related to funds we manage in the credit segment primarily consisting of (i) an increase in AUM relating to Athene of $9.5 billion as a result of portfolio company activity, (ii) an increase in AUM in the advisory and other category as a result of the acquisition of Aspen Insurance Holdings Limited and Athora’s acquisition of Generali Belgium, which added approximately $7.5 billion and $6.5 billion of AUM, respectively, and (iii) subscriptions of $4.0 billion across our corporate credit funds; these increases were offset by net segment transfers of $2.6 billion;

•	a $3.0 billion increase related to funds we manage in the real assets segment primarily consisting of net segment transfers of $2.6 billion; and

•
a $2.7 billion increase related to funds we manage in the private equity segment consisting of subscriptions of $2.6 billion primarily related to certain traditional private equity fund co-investments and certain hybrid capital funds of $1.4 billion and $0.8 billion, respectively.

Market activity of $4.2 billion primarily related to $1.9 billion and $1.9 billion of appreciation in the funds we manage in the credit and private equity segments, respectively.
Offsetting these increases were:
Realizations of $3.9 billion primarily related to:

•
$2.6 billion related to funds we manage in the private equity segment primarily consisting of distributions of $1.1 billion, $0.6 billion and $0.4 billion from Fund VI, Fund VIII and certain hybrid capital funds, respectively;

•	$0.7 billion related to funds we manage in the credit segment primarily consisting of distributions from our direct origination funds; and

•	$0.7 billion related to funds we manage in the real assets segment primarily consisting of distributions from our principal finance funds.
The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three segments:

	For the Three Months Ended June 30,
	2019				2018
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total

Change in Fee-Generating AUM(1):
Beginning of Period	$156,860	$46,372	$25,033	$228,265	$116,722	$47,519	$18,226	$182,467
Inflows	9,184	1,190	1,467	11,841	21,721	1,118	4,242	27,081
Outflows(2)	(3,548)	(206)	(473)	(4,227)	(5,203)	(362)	—	(5,565)
Net Flows	5,636	984	994	7,614	16,518	756	4,242	21,516
Realizations	(177)	(317)	(164)	(658)	(242)	(438)	(586)	(1,266)
Market Activity(3)	770	43	102	915	(396)	(2)	(84)	(482)
End of Period	$163,089	$47,082	$25,965	$236,136	$132,602	$47,835	$21,798	$202,235

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

(2)	Outflows for Fee-Generating AUM include redemptions of $1.5 billion and $135.2 million during the three months ended June 30, 2019 and 2018, respectively.

(3)
Includes foreign exchange impacts of $96.8 million, $(2.4) million and $27.4 million for credit, private equity and real assets, respectively, during the three months ended June 30, 2019, and foreign exchange impacts of $(730.4) million, $(19.6) million and $(138.3) million for credit, private equity and real assets, respectively, during the three months ended June 30, 2018.

	For the Six Months Ended June 30,
	2019				2018
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$144,071	$46,633	$23,663	$214,367	$116,352	$34,063	$18,550	$168,965
Inflows	23,529	1,323	2,947	27,799	24,738	24,647	4,243	53,628
Outflows(2)	(5,752)	(433)	(483)	(6,668)	(7,545)	(10,443)	—	(17,988)
Net Flows	17,777	890	2,464	21,131	17,193	14,204	4,243	35,640
Realizations	(279)	(511)	(285)	(1,075)	(1,130)	(455)	(1,031)	(2,616)
Market Activity(3)	1,520	70	123	1,713	187	23	36	246
End of Period	$163,089	$47,082	$25,965	$236,136	$132,602	$47,835	$21,798	$202,235

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

(2)	Outflows for Fee-Generating AUM include redemptions of $2.0 billion and $307.3 million during the six months ended June 30, 2019 and 2018, respectively.

(3)
Includes foreign exchange impacts of $(46.1) million, $(2.4) million and $(5.2) million for credit, private equity and real assets, respectively, during the six months ended June 30, 2019, and foreign exchange impacts of $(374.1) million, $(8.2) million and $(52.5) million for credit, private equity and real assets, respectively, during the six months ended June 30, 2018.

Total Fee-Generating AUM was $236.1 billion at June 30, 2019, an increase of $7.9 billion or 3.5%, compared to $228.3 billion at March 31, 2019. The net increase was primarily due to:
Net flows of $7.6 billion primarily related to:

•
a $5.6 billion increase related to funds we manage in the credit segment primarily consisting of an increase in AUM relating to Athene of $5.5 billion driven by portfolio company activity and an increase relating to fee-generating capital deployment of $1.5 billion; these increases were partially offset by net segment transfers of $0.9 billion and fee-generating capital reduction of $0.9 billion;

•	a $1.0 billion increase related to funds we manage in the real assets segment primarily consisting of $1.0 billion of net segment transfers; and

•	a $1.0 billion increase related to funds we manage in the private equity segment primarily consisting of fee-generating capital deployment of $1.2 billion.
Market activity of $0.9 billion primarily related to $0.8 billion of appreciation in the funds we manage in the credit segment.
Total Fee-Generating AUM was $236.1 billion at June 30, 2019, an increase of $21.8 billion or 10.2%, compared to $214.4 billion at December 31, 2018. The net increase was primarily due to:
Net flows of $21.1 billion primarily related to:

•
a $17.8 billion increase related to funds we manage in the credit segment primarily consisting of (i) an increase in AUM relating to Athene of $9.5 billion as a result of portfolio company activity, (ii) an increase in AUM in advisory and other as a result of Athora’s acquisition of Generali Belgium, which added approximately $6.5 billion of AUM and (iii) an increase relating to fee-generating capital deployment of $2.6 billion; these increases were partially offset by fee-generating capital reduction of $1.5 billion;

•
a $2.5 billion increase related to funds we manage in the real assets segment primarily consisting of net segment transfers of $2.1 billion and $0.5 billion of fee-generating deployment primarily related to certain infrastructure funds; and

•
a $0.9 billion increase related to funds we manage in the private equity segment primarily consisting of fee-generating capital deployment of $1.3 billion, offset by fee-generating capital reduction of $0.3 billion.

Market activity of $1.7 billion primarily related to:

•	a $1.5 billion increase related to funds we manage in the credit segment as a result of appreciation across our corporate credit funds.

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
Capital Deployed
The following table summarizes the capital deployed for funds and SIAs with a defined maturity date by segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Credit	$1,837	$897	$2,746	$1,501
Private Equity	2,540	1,746	5,655	3,168
Real Assets	821	783	1,076	973
Total capital deployed	$5,198	$3,426	$9,477	$5,642
Uncalled Commitments
The following table summarizes the uncalled commitments by segment:

	As of June 30, 2019	As of December 31, 2018
	(in millions)
Credit	$8,317	$8,066
Private Equity	38,798	41,585
Real Assets	5,388	5,980
Total uncalled commitments(1)	$52,503	$55,631

(1)
As of June 30, 2019 and December 31, 2018, $44.4 billion and $48.5 billion, respectively, represented the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses.

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
Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund IV generated a 12% gross IRR and a 9% net IRR since its inception through June 30, 2019, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through June 30, 2019. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares and our Preferred shares” in the 2018 Annual Report.
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
All amounts are as of June 30, 2019, unless otherwise noted:

($ in millions)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR		Net IRR
Private Equity:
Fund IX	2018	$24,522	$24,729	$2,081	$—	$2,081	$2,182	$2,182	NM	(1)	NM	(1)
Fund VIII	2013	20,499	18,377	15,760	5,859	12,827	17,025	22,884	17%		12%
Fund VII	2008	4,162	14,677	16,461	31,087	2,912	2,162	33,249	33		25
Fund VI	2006	640	10,136	12,457	21,102	405	28	21,130	12		9
Fund V	2001	261	3,742	5,192	12,715	120	6	12,721	61		44
Fund I, II, III, IV & MIA(2)	Various	13	7,320	8,753	17,400	—	—	17,400	39		26
Traditional Private Equity Funds(3)		$50,097	$78,981	$60,704	$88,163	$18,345	$21,403	$109,566	39%		25%
ANRP II	2016	3,450	3,454	2,128	849	1,754	2,113	2,962	29		16
ANRP I	2012	637	1,323	1,144	968	655	411	1,379	6		2
AION	2013	779	826	668	288	471	638	926	19		9
Hybrid Value Fund	2019	3,230	3,238	530	7	530	534	541	NM	(1)	NM	(1)
Total Private Equity		$58,193	$87,822	$65,174	$90,275	$21,755	$25,099	$115,374
Credit:
Structured Credit Funds
FCI III	2017	$2,628	$1,906	$2,265	$781	$1,888	$2,031	$2,812	NM	(1)	NM	(1)
FCI II	2013	2,248	1,555	2,643	1,572	1,718	1,640	3,212	9%		5%
FCI I	2012	403	559	1,516	1,968	—	—	1,968	11		9
SCRF IV (6)	2017	2,928	2,502	2,795	1,087	1,955	2,021	3,108	NM	(1)	NM	(1)
SCRF III	2015	—	1,238	2,110	2,428	—	—	2,428	18		14
SCRF II	2012	—	104	467	528	—	—	528	15		12
SCRF I	2008	—	118	240	357	—	—	357	33		26
Total Credit		$8,207	$7,982	$12,036	$8,721	$5,561	$5,692	$14,413
Real Assets:
European Principal Finance Funds
EPF III(4)	2017	$4,575	$4,531	$2,040	$22	$2,018	$2,171	$2,193	NM	(1)	NM	(1)
EPF II(4)	2012	1,822	3,454	3,486	4,070	870	978	5,048	16%		9%
EPF I(4)	2007	240	1,473	1,936	3,251	—	10	3,261	23		17
U.S. RE Fund II(5)	2016	1,206	1,233	806	371	588	706	1,077	17		14
U.S. RE Fund I(5)	2012	348	650	633	693	232	256	949	14		11
Asia RE Fund(5)	2017	642	709	338	200	184	236	436	20		14
Infrastructure Equity Fund	2018	944	897	768	80	713	750	830	NM	(1)	NM	(1)
Total Real Assets		$9,777	$12,947	$10,007	$8,687	$4,605	$5,107	$13,794

(1)	Data has not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and such information was deemed not meaningful.

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

(3)	Total IRR is calculated based on total cash flows for all funds presented.

(4)	Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.14 as of June 30, 2019.

(5)
U.S. RE Fund I, U.S. RE Fund II and Asia RE Fund had $154 million, $761 million and $366 million of co-investment commitments as of June 30, 2019, respectively, which are included in the figures in the table. A co-invest entity within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.27 as of June 30, 2019.

(6)	Remaining cost for certain of our credit funds may include physical cash called, invested or reserved for certain levered investments.
Private Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of June 30, 2019:

	Total Invested Capital	Total Value	Gross IRR
	(in millions)
Distressed for Control	$7,915	$19,109	29%
Non-Control Distressed	5,416	8,460	71
Total	13,331	27,569	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit(1)	47,373	81,997	21
Total	$60,704	$109,566	39%

(1)	Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.
The following tables provide additional detail on the composition of the Fund VIII, Fund VII and Fund VI private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV, V and IX are included in the table above but not presented below as their remaining value is less than $100 million, the fund has been liquidated or the fund commenced investing capital less than 24 months prior to June 30, 2019 and such information was deemed not meaningful. All amounts are as of June 30, 2019:
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,673	$5,225
Opportunistic Buyouts	12,543	16,810
Distressed	544	849
Total	$15,760	$22,884
Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,540	$3,906
Opportunistic Buyouts	4,338	10,642
Distressed/Other Credit(2)	9,583	18,701
Total	$16,461	$33,249

Fund VI

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$3,397	$5,900
Opportunistic Buyouts	6,374	10,254
Distressed/Other Credit(2)	2,686	4,976
Total	$12,457	$21,130

(1)
Committed capital less unfunded capital commitments for Fund VIII and Fund VII $15.5 billion and $14.4 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreement or other governing agreements.

(2)	The distressed investment strategy includes distressed for control, non-control distressed and other credit.
During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through June 30, 2019), our private equity funds have invested $53.4 billion, of which $19.7 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII and VI was 5.7x, 6.1x and 7.7x, respectively, as of June 30, 2019. Our average entry multiple for a private equity fund is the average of the total enterprise value over an applicable adjusted earnings before interest, taxes, depreciation and amortization which may incorporate certain adjustments based on the investment team’s estimate and we believe captures the true economics of our funds’ investments in portfolio companies. The average entry multiple of actively investing funds may include committed investments not yet closed.
Credit
The following table presents the gross and net returns for Apollo’s credit segment by category type:

	Gross Returns		Net Returns
Category	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Corporate Credit	2.3%	6.4%	2.1%	5.8%
Structured Credit	4.0	8.4	3.3	6.9
Direct Origination	3.3	6.3	2.6	4.8
Permanent Capital
The following table summarizes the investment record for our permanent capital vehicles by segment, excluding Athene-related and Athora-related assets managed or advised by Athene Asset Management and AAME:

			Total Returns(1)
	IPO Year(2)	Total AUM	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Credit:		(in millions)
MidCap(3)	N/A	$9,064	5%	8%	5%	9%
AIF	2013	376	3	12	1	3
AFT	2011	404	3	8	(1)	4
AINV/Other(4)	2004	5,304	7	35	10	4
Real Assets:
ARI	2009	5,662	4%	16%	4%	4%
Total		$20,810

(1)
Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

(2)	An IPO year represents the year in which the vehicle commenced trading on a national securities exchange.

(3)
MidCap is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 3% and 3% for the three months ended June 30, 2019 and 2018, respectively, and 6% and 6% for the six months ended June 30, 2019 and June 30, 2018, respectively.

(4)
Included within Total AUM of AINV/Other is $1.9 billion of AUM related to a non-traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services. Net returns exclude performance related to this AUM.

SIAs
As of June 30, 2019, Apollo managed approximately $26 billion of total AUM in SIAs, which include capital deployed from certain SIAs across Apollo’s credit, private equity and real assets funds.
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
As of June 30, 2019, approximately 53% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 47% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our credit, private equity and real assets segments, the percentage determined using market-based valuation methods as of June 30, 2019 was 75%, 19% and 17%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest” in the 2018 Annual Report for a discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
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
The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis and (ii) realized and unrealized performance fees for Apollo’s combined segments:

	As of June 30, 2019	For the Three Months Ended June 30, 2019			For the Six Months Ended June 30, 2019
	Performance Fees Receivable on an Unconsolidated Basis	Unrealized Performance Fees	Realized Performance Fees	Total Performance Fees	Unrealized Performance Fees	Realized Performance Fees	Total Performance Fees
	(in thousands)
Credit:
Corporate Credit(1)	$57,797	$20,823	$4,139	$24,962	$51,079	$7,466	$58,545
Structured Credit	175,512	13,974	16,882	30,856	36,516	16,536	53,052
Direct Origination	96,093	6,578	6,270	12,848	13,459	7,277	20,736
Total Credit	$329,402	$41,375	$27,291	$68,666	$101,054	$31,279	$132,333
Total Credit, net of profit sharing expense	96,189	23,476	19,414	42,890	56,479	19,884	76,363
Private Equity:
Fund VIII(2)	$622,949	$113,408	$10,054	$123,462	$181,754	$67,533	$249,287
Fund VII(1)(2)	224	(43,653)	743	(42,910)	(23,237)	1,477	(21,760)
Fund VI(2)	14,695	7,408	965	8,373	27,473	1,919	29,392
Fund IV and V(1)	—	(655)	—	(655)	(1,253)	—	(1,253)
ANRP I and II(1)(2)	53,876	12,885	330	13,215	19,703	655	20,358
Other(1)(3)	70,497	4,124	139	4,263	17,626	1,103	18,729
Total Private Equity	$762,241	$93,517	$12,231	$105,748	$222,066	$72,687	$294,753
Total Private Equity, net of profit sharing expense	461,157	68,159	8,142	76,301	145,351	30,871	176,222
Real Assets:
Principal Finance	$106,963	$(9,101)	$1,742	$(7,359)	$(15,217)	$1,760	$(13,457)
U.S. RE Fund I & II	13,383	(1,679)	1,446	(233)	(3,291)	1,645	(1,646)
Infrastructure Equity Fund	5,077	2,393	—	2,393	5,077	—	5,077
Other(3)	15,717	3,174	(114)	3,060	4,373	(325)	4,048
Total Real Assets	$141,140	$(5,213)	$3,074	$(2,139)	$(9,058)	$3,080	$(5,978)
Total Real Assets, net of profit sharing expense	79,483	(2,755)	1,734	(1,021)	(4,329)	1,846	(2,483)
Total	$1,232,783	$129,679	$42,596	$172,275	$314,062	$107,046	$421,108
Total, net of profit sharing expense(4)	$636,829	$88,880	$29,290	$118,170	$197,501	$52,601	$250,102

(1)
As of June 30, 2019, certain credit funds, private equity funds and real assets funds had $0.3 million, $147.1 million and $0.5 million, respectively, in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations for certain credit funds, private equity funds and real assets funds was $1.6 million, $1,182.1 million and $2.0 million respectively, as of June 30, 2019.

(2)
As of June 30, 2019, the remaining investments and escrow cash of Fund VIII were valued at 125% of the fund’s unreturned capital, which was above the required escrow ratio of 115%. As of June 30, 2019, the remaining investments and escrow cash of Fund VII, Fund VI, ANRP I and ANRP II were valued at 73%, 37%, 62% and 112% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of June 30, 2019, Fund VII had $128.5 million of gross performance fees, or $73.1 million net of profit sharing, in escrow. As of June 30, 2019, Fund VI had $167.6 million of gross performance fees, or $112.4 million net of profit sharing, in escrow. As of June 30, 2019, ANRP I had $40.2 million of gross performance fees, or $25.2 million net of profit sharing, in escrow. As of June 30, 2019, ANRP II had $18.4 million of gross performance fees, or $12.5 million net of profit sharing, in escrow. With respect to Fund VII, Fund VI, ANRP II and ANRP I, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the funds’ partnership agreements. Performance fees receivable as of June 30, 2019 and realized performance fees include interest earned on escrow balances that is not subject to contingent repayment.

(3)	Other includes certain SIAs.

(4)
There was a corresponding profit sharing payable of $596.0 million as of June 30, 2019, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $93.2 million.

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
The following table summarizes our performance fees since inception for our combined segments through June 30, 2019:

	Performance Fees Since Inception(1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation(3)	Maximum Performance Fees Subject to Potential Reversal(4)
	(in millions)
Credit:
Corporate Credit	$57.8	$1,079.6	$1,137.4	$0.3	$77.3
Structured Credit	175.5	143.5	319.0	—	141.7
Direct Origination	96.1	10.0	106.1	—	88.1
Total Credit	329.4	1,233.1	1,562.5	0.3	307.1
Private Equity:
Fund VIII	622.9	498.1	1,121.0	—	918.9
Fund VII	0.2	3,130.2	3,130.4	61.8	421.6
Fund VI	14.7	1,663.9	1,678.6	—	5.6
Fund IV and V	—	2,053.1	2,053.1	30.5	1.3
ANRP I and II	53.9	91.0	144.9	12.0	71.8
Other	70.5	707.4	777.9	42.8	100.8
Total Private Equity	762.2	8,143.7	8,905.9	147.1	1,520.0
Real Assets:
Principal Finance	107.0	375.5	482.5	—	236.9
U.S. RE Fund I and II	13.4	27.8	41.2	0.5	35.1
Infrastructure Equity Fund	5.1	—	5.1	—	5.1
Other(5)	15.7	30.7	46.4	—	24.5
Total Real Assets	141.2	434.0	575.2	0.5	301.6
Total	$1,232.8	$9,810.8	$11,043.6	$147.9	$2,128.7

(1)
Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.14 as of June 30, 2019. Certain funds are denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.27 as of June 30, 2019.

(2)
Amounts in “Distributed by Fund and Recognized” for the CPI, Gulf Stream Asset Management, LLC (“Gulf Stream”) and Stone Tower funds and SIAs are presented for activity subsequent to the respective acquisition dates.

(3)
Amounts were computed based on the fair value of fund investments on June 30, 2019. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at June 30, 2019. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(4)
Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on June 30, 2019. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

(5)	Other includes certain SIAs.

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
Other Expenses. The balance of our other expenses includes interest, placement fees, and general, administrative and other operating expenses. Interest expense consists primarily of interest related to the 2013 AMH Credit Facilities, the 2018 AMH Credit Facility, the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2039 Senior Secured Guaranteed Notes and the 2048 Senior Notes as discussed in note 10 to our condensed consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. General, administrative and other expenses includes occupancy expense, depreciation and amortization, professional fees and costs related to travel, information technology and administration. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, LLC primarily include the 50.2% and 50.1% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of June 30, 2019 and 2018, respectively. Non-Controlling Interests also include limited partner interests in certain consolidated funds and VIEs.
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

Results of Operations
Below is a discussion of our condensed consolidated results of operations for the three and six months ended June 30, 2019 and 2018. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months Ended June 30,		Amount Change	Percentage Change	For the Six Months Ended June 30,		Amount Change	Percentage Change
	2019	2018			2019	2018
Revenues:	(in thousands)				(in thousands)
Management fees	$388,215	$341,626	$46,589	13.6%	$768,241	$628,352	$139,889	22.3%
Advisory and transaction fees, net	31,124	15,440	15,684	101.6	50,693	28,991	21,702	74.9
Investment income:
Performance allocations	176,862	129,085	47,777	37.0	428,359	4,920	423,439	NM
Principal investment income	39,602	22,175	17,427	78.6	65,627	9,181	56,446	NM
Total investment income	216,464	151,260	65,204	43.1	493,986	14,101	479,885	NM
Incentive fees	776	14,990	(14,214)	(94.8)	1,436	18,775	(17,339)	(92.4)
Total Revenues	636,579	523,316	113,263	21.6	1,314,356	690,219	624,137	90.4
Expenses:
Compensation and benefits:
Salary, bonus and benefits	123,669	115,075	8,594	7.5	242,832	230,901	11,931	5.2
Equity-based compensation	44,662	37,784	6,878	18.2	89,739	73,309	16,430	22.4
Profit sharing expense	68,278	70,545	(2,267)	(3.2)	191,725	58,268	133,457	229.0
Total compensation and benefits	236,609	223,404	13,205	5.9	524,296	362,478	161,818	44.6
Interest expense	23,302	15,162	8,140	53.7	42,410	28,959	13,451	46.4
General, administrative and other	81,839	62,517	19,322	30.9	153,501	124,194	29,307	23.6
Placement fees	775	311	464	149.2	335	638	(303)	(47.5)
Total Expenses	342,525	301,394	41,131	13.6	720,542	516,269	204,273	39.6
Other Income:
Net gains (losses) from investment activities	45,060	(67,505)	112,565	NM	63,889	(134,638)	198,527	NM
Net gains from investment activities of consolidated variable interest entities	4,631	9,213	(4,582)	(49.7)	14,097	15,745	(1,648)	(10.5)
Interest income	8,710	4,547	4,163	91.6	15,786	8,106	7,680	94.7
Other income (loss), net	6,603	(5,443)	12,046	NM	6,693	(1,197)	7,890	NM
Total Other Income (Loss)	65,004	(59,188)	124,192	NM	100,465	(111,984)	212,449	NM
Income before income tax provision	359,058	162,734	196,324	120.6	694,279	61,966	632,313	NM
Income tax provision	(16,897)	(18,924)	2,027	(10.7)	(36,551)	(27,504)	(9,047)	32.9
Net Income	342,161	143,810	198,351	137.9	657,728	34,462	623,266	NM
Net income attributable to Non-Controlling Interests	(177,338)	(80,200)	(97,138)	121.1	(343,848)	(29,114)	(314,734)	NM
Net Income Attributable to Apollo Global Management, LLC	164,823	63,610	101,213	159.1	313,880	5,348	308,532	NM
Net income attributable to Series A Preferred Shareholders	(4,383)	(4,383)	—	—	(8,766)	(8,766)	—	—
Net income attributable to Series B Preferred Shareholders	(4,781)	(4,569)	(212)	4.6	(9,562)	(4,569)	(4,993)	109.3
Net Income (Loss) Attributable to AGM Class A Shareholders	$155,659	$54,658	$101,001	184.8%	$295,552	$(7,987)	$303,539	NM

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
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Management fees increased by $46.6 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This change was primarily attributable to an increase in management fees earned from Athene, Fund VIII and Apollo Structured Credit Recovery Master Fund IV, L.P. (“SCRF IV”) of $32.6 million, $2.2 million and $2.1 million, respectively, during the three months ended June 30, 2019 as compared to the same period in 2018. For additional details regarding changes in management fees in each segment, see “—Segment Analysis” below.
Advisory and transaction fees, net, increased by $15.7 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This change was primarily attributable to a increase in net advisory and transaction fees earned with respect to Hybrid Value Fund’s portfolio companies and Apollo European Principal Finance Fund III, L.P. (“EPF III”) of $11.1 million and $3.8 million during the three months ended June 30, 2019 as compared to the same period in 2018.
Performance allocations increased by $47.8 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase in performance allocations was primarily attributable to increased performance allocations earned from Fund VIII, Fund VI and ANRP II of $61.9 million, $31.4 million and $13.1 million, respectively, partially offset by a decrease in performance allocations earned from Fund VII of $63.5 million.
The increase in performance allocations from Fund VIII was primarily driven by lower depreciation of the fund’s public portfolio companies primarily in the business services sector, and greater appreciation of the fund’s portfolio companies primarily in the leisure, consumer services and natural resources sectors, during the three months ended June 30, 2019 as compared to the same period during 2018. The increase in performance fees from Fund VI was primarily driven by appreciation of the fund’s public portfolio companies primarily in the leisure sector, as well as appreciation of the fund’s private portfolio companies primarily in the business services and chemicals sectors, during the three months ended June 30, 2019 as compared to the same period during 2018. The increase in performance allocations from ANRP II was primarily driven by appreciation of the fund’s private portfolio companies in the natural resources sector during the three months ended June 30, 2019 as compared to the same period during 2018. The decrease in performance allocations from Fund VII was primarily attributable to decreased appreciation of the fund’s public portfolio companies primarily in the natural resources sector during the three months ended June 30, 2019 as compared to the same period during 2018.
Principal investment income increased by $17.4 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This change was primarily driven by increases in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to VA Capital Company, L.P. (“VA Capital”) and Fund VIII of $10.0 million and $7.7 million, respectively, during the three months ended June 30, 2019 as compared to the same period in 2018.
Incentive fees decreased by $14.2 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This change was primarily attributable to a decrease in incentive fees earned from a strategic investment account and AINV of $8.8 million and $5.8 million, respectively, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2018. The decrease in incentive fees from a strategic investment account were driven by incentive fees that crystallized during the three months ended June 30, 2018, which did not recur during the three months ended June 30, 2019. The decrease in incentive fees earned from AINV was a result of the amended and restated investment management agreement with AINV, as described in note 14 to our condensed consolidated financial statements. The fee arrangement with AINV was revised to be on a total return measure and the total return hurdle rate was not achieved as of June 30, 2019.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Management fees increased by $139.9 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This change was primarily attributable to the commencement of Fund IX’s investment period in April 2018, resulting in an increase of $79.5 million in management fees during the six months ended June 30, 2019, compared to the same period during 2018, and an increase in management fees earned from Athene of $66.2 million. The increase in management fees was partially offset by decreased management fees earned from Fund VIII of $23.0 million during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. For additional details regarding changes in management fees in each segment, see “—Segment Analysis” below.
Advisory and transaction fees, net, increased by $21.7 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to Fund IX’s portfolio companies and Hybrid Value Fund’s portfolio companies of $12.1 million and $11.1 million, respectively, during the six months ended June 30, 2019, as compared to the same period during 2018.
Performance allocations increased by $423.4 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase in performance allocations was primarily attributable to increased performance allocations earned from Fund VIII, Fund VI and ANRP II of $356.3 million, $56.3 million and $20.2 million, respectively, partially offset by a decrease in performance allocations earned from Fund VII of $66.1 million.

The increase in performance allocations from Fund VIII was primarily driven by greater appreciation of the fund’s public portfolio companies primarily in the financial services and consumer services sectors, and greater appreciation of the fund’s private portfolio companies in the manufacturing and industrial, consumer services, leisure and natural resources sectors, during the six months ended June 30, 2019 as compared to the same period during 2018. The increase in performance fees from Fund VI was primarily driven by appreciation of the fund’s public portfolio companies primarily in the leisure sector, during the six months ended June 30, 2019 as compared to the same period during 2018. The increase in performance allocations from ANRP II was primarily driven by appreciation from private investments in the natural resources sector during the six months ended June 30, 2019 as compared to the same period during 2018. The decrease in performance allocations from Fund VII was primarily attributable to decreased appreciation of the fund’s public portfolio companies primarily in the natural resources sector during the six months ended June 30, 2019 as compared to the same period during 2018.
Principal investment income increased by $56.4 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This change was primarily driven by increases in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Fund VIII and VA Capital of $42.3 million and $5.3 million, respectively, during the six months ended June 30, 2019 as compared to the same period in 2018.
Incentive fees decreased by $17.3 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This change was primarily attributable to a decrease in incentive fees earned from AINV and a strategic investment account of $9.5 million and $8.8 million, respectively, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The decrease in incentive fees earned from AINV was a result of the amended and restated investment management agreement with AINV, as described in note 14 to our condensed consolidated financial statements. The fee arrangement with AINV was revised to be on a total return measure and the total return hurdle rate was not achieved as of June 30, 2019. The decrease in incentive fees from a strategic investment account was driven by incentive fees that crystallized during the six months ended June 30, 2018, which did not recur during the six months ended June 30, 2019.
Expenses
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Compensation and benefits increased by $13.2 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This increase was primarily driven by an increase in salary, bonus and benefits of $8.6 million and an increase in equity-based compensation of $6.9 million for the three months ended June 30, 2019, as compared to the same period in 2018. The increase in salary, bonus and benefits was primarily due to increased headcount and the increase in equity-based compensation was primarily due to increased amortization expense relating to grants of RSUs to certain employees under the Equity Plan.
Included in profit sharing expense is $18.9 million for the three months ended June 30, 2018 related to a performance based incentive arrangement for certain Apollo partners and employees designed to more closely align compensation on an annual basis with the overall realized performance of the Company (referred to herein as the “Incentive Pool”). There was no profit sharing expense related to the Incentive Pool for the three months ended June 30, 2019. Allocations to participants in the Incentive Pool contain both a fixed component and a discretionary component, each of which may vary year to year. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
Interest expense increased by $8.1 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, as a result of the issuance of the 2029 Senior Notes, as described in note 10 to our condensed consolidated financial statements.
General, administrative and other expenses increased by $19.3 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to an increase in professional fees and fund organizational expenses during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Compensation and benefits increased by $161.8 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This change was primarily attributable to an increase in profit sharing expense of $133.5 million due to a corresponding increase in performance allocations during the six months ended June 30, 2019, as compared to the same period in 2018. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. In addition, equity-based compensation increased by $16.4 million primarily attributable to increased amortization expense relating to grants of RSUs to certain employees under the Equity Plan.

Included in profit sharing expense is $17.0 million and $34.4 million for the six months ended June 30, 2019 and 2018, respectively, related to the Incentive Pool. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
Interest expense increased by $13.5 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to additional interest expense incurred during the six months ended June 30, 2019 as a result of the issuance of the 2029 Senior Notes, partially offset by a decrease in interest expense as a result of the repayment of the remaining amount of the 2013 AMH Credit Facilities, as described in note 10 to our condensed consolidated financial statements.
General, administrative and other expenses increased by $29.3 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This change was primarily driven by an increase in professional fees and fund organizational expenses during the six months ended June 30, 2019 as compared to the same period in 2018.
Other Income (Loss)
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Net gains from investment activities were $45.1 million for the three months ended June 30, 2019, as compared to net losses from investment activities of $67.5 million for the three months ended June 30, 2018. This change was primarily attributable to a gain on the Company’s investment in Athene Holding during the three months ended June 30, 2019 as compared to a loss on the Company’s investment in Athene Holding during the three months ended June 30, 2018. See note 6 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net gains from investment activities of consolidated VIEs decreased by $4.6 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily driven by a decrease in net gains from Champ, L.P. during the three months ended June 30, 2019, as compared to the same period in 2018. See note 5 to the condensed consolidated financial statements for details regarding net gains from investment activities of consolidated VIEs.
Interest income increased by $4.2 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to increased interest income earned from U.S. Treasury securities held during the three months ended June 30, 2019, as compared to the same period in 2018.
Other income, net was $6.6 million during the three months ended June 30, 2019, as compared to other loss, net of $5.4 million during the three months ended June 30, 2018. This change was primarily attributable to the reversal of a liability relating to a favorable judgment in a legal proceeding during the three months ended June 30, 2019, which did not occur during the same period in 2018. The increase was also driven by a decrease in foreign exchange losses during the three months ended June 30, 2018, as compared to the same period in 2018.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net gains from investment activities were $63.9 million for the six months ended June 30, 2019, as compared to net losses from investment activities of $134.6 million for the six months ended June 30, 2018. This change was primarily attributable to a gain on the Company’s investment in Athene Holding during the six months ended June 30, 2019 as compared to a loss on the Company’s investment in Athene Holding during the six months ended June 30, 2018. See note 6 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net gains from investment activities of consolidated VIEs decreased by $1.6 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily driven by a decrease in net gains from Champ, L.P. during the six months ended June 30, 2019, as compared to the same period in 2018. See note 5 to the condensed consolidated financial statements for details regarding net gains from investment activities of consolidated VIEs.
Interest income increased by $7.7 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to increased interest income earned from U.S. Treasury securities held during the six months ended June 30, 2018, as compared to the same period in 2018.
Other income, net was $6.7 million during the six months ended June 30, 2019, as compared to other loss, net of $1.2 million during the six months ended June 30, 2018. This change was primarily attributable to the reversal of a liability relating to a favorable judgment in a legal proceeding during the six months ended June 30, 2019, which did not occur during the same period in 2018. The increase was also driven by a decrease in foreign exchange losses during the six months ended June 30, 2019, as compared to the same period in 2018. For additional details regarding changes in other income, net in each segment, see “—Segment Analysis” below.

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
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The income tax provision decreased by $2.0 million for three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The decrease in the income tax provision was primarily due to an overall change in the mix of earnings when comparing the amount of earnings that are subject to corporate-level tax to those earnings that are not subject to corporate-level tax as such earnings are passed through to Non-Controlling Interests and Class A shareholders. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 4.7% and 11.6% for the three months ended June 30, 2019 and 2018, respectively. The most significant reconciling items between our U.S. federal statutory income tax rate and our effective income tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders; and (iii) state and local income taxes including NYC UBT (see note 9 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The income tax provision increased by $9.0 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase was due to an increase in pre-tax GAAP net income during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 and an overall change in the mix of earnings when comparing the amount of earnings that are subject to corporate-level tax to those earnings that are not subject to corporate-level tax as such earnings are passed through to Non-Controlling Interests and Class A shareholders. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 5.3% and 44.4% for the six months ended June 30, 2019 and 2018, respectively. The most significant reconciling items between our U.S. federal statutory income tax rate and our effective income tax rate were due to the following: (i) income passed through to Non-Controlling Interests; (ii) income passed through to Class A shareholders and (iii) state and local income taxes including NYC UBT (see note 9 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
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

	For the Three Months Ended June 30,		Total Change	Percentage Change	For the Six Months Ended June 30,		Total Change	Percentage Change
	2019	2018			2019	2018
	(in thousands)
Credit:
Management fees	$190,275	$153,177	$37,098	24.2%	$373,017	$302,892	$70,125	23.2%
Advisory and transaction fees, net	5,510	2,100	3,410	162.4	8,358	4,295	4,063	94.6
Performance fees(1)	9,261	5,766	3,495	60.6	9,922	11,041	(1,119)	(10.1)
Fee Related Revenues	205,046	161,043	44,003	27.3	391,297	318,228	73,069	23.0
Salary, bonus and benefits	(50,465)	(42,729)	(7,736)	18.1	(94,769)	(89,550)	(5,219)	5.8
General, administrative and other	(31,647)	(27,843)	(3,804)	13.7	(59,143)	(54,211)	(4,932)	9.1
Placement fees	(157)	(279)	122	(43.7)	148	(555)	703	NM
Fee Related Expenses	(82,269)	(70,851)	(11,418)	16.1	(153,764)	(144,316)	(9,448)	6.5
Other income (loss), net of Non-Controlling Interest	1,968	(1,188)	3,156	NM	1,564	1,995	(431)	(21.6)
Fee Related Earnings	124,745	89,004	35,741	40.2	239,097	175,907	63,190	35.9
Realized performance fees	18,030	14,635	3,395	23.2	21,357	17,749	3,608	20.3
Realized profit sharing expense	(7,877)	(11,493)	3,616	(31.5)	(11,395)	(14,327)	2,932	(20.5)
Net Realized Performance Fees	10,153	3,142	7,011	223.1	9,962	3,422	6,540	191.1
Realized principal investment income	7,909	5,931	1,978	33.4	10,958	10,211	747	7.3
Net interest loss and other	(4,656)	(3,952)	(704)	17.8	(9,042)	(7,470)	(1,572)	21.0
Segment Distributable Earnings	$138,151	$94,125	$44,026	46.8%	$250,975	$182,070	$68,905	37.8%

(1)	Represents certain performance fees from business development companies and Redding Ridge Holdings.
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Management fees increased by $37.1 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This change was primarily attributable to an increase in management fees earned from Athene, SCRF IV and Apollo Total Return Fund, L.P. of $27.1 million, $2.1 million and $1.9 million, respectively, during the three months ended June 30, 2019, as compared to the same period during 2018.
Advisory and transaction fees, net increased by $3.4 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This change was primarily attributable to an increase in net transaction and advisory fees earned from Financial Credit Investment III, L.P. (“FCI III”) of $2.8 million during the three months ended June 30, 2019, as compared to the same period during 2018.
Performance fees increased by $3.5 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This change was primarily attributable to an increase in performance fees earned from Redding Ridge Holdings and a business development company of $4.9 million and $4.4 million during the three months ended June 30, 2019, as compared to the same period during 2018. The performance fees from Redding Ridge Holdings and the business development company were primarily driven by the vehicles achieving their annualized hurdle rate during the three months ended June 30, 2019, which did not occur during the same period during 2018. This increase in performance fees was partially offset by decreased performance fees from AINV of $5.8 million during the three months ended June 30, 2019, as compared to the same period during 2018, as a result of the amended and restated investment management agreement with AINV, as described in note 14 to our condensed consolidated financial statements. The fee arrangement with AINV was revised to be on a total return measure and the total return hurdle rate was not achieved as of June 30, 2019.
Salary, bonus and benefits expense increased by $7.7 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018 primarily due to an increase in headcount and changes in bonus accrual estimates.
General, administrative and other increased by $3.8 million during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The change was primarily driven by an increase in professional fees and technology expenses during the three months ended June 30, 2019, as compared to the same period in 2018.
Other income, net of Non-Controlling Interest was $2.0 million for the three months ended June 30, 2019, as compared to other loss, net of Non-Controlling Interest of $1.2 million the three months ended June 30, 2018. This change was primarily attributable to the reversal of a liability relating to a favorable judgment in a legal proceeding during the three months ended June 30, 2019.
Realized performance fees increased by $3.4 million during the three months ended June 30, 2019, as compared to the same period in 2018. This change was primarily attributable to increases in realized performance fees generated from Financial Credit Investment I, L.P. (“FCI I”) of $12.0 million, offset by a decrease in realized performance fees generated from a strategic investment account of $8.8 million during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase in realized performance fees generated from FCI I was primarily driven by realizations of the fund’s investments in various life settlement policies during the three months ended June 30, 2019, while the fund had no realized performance fees during the three months ended June 30, 2018. The decrease in realized performance fees generated from the strategic investment account was driven by incentive fees that crystallized during the three months ended June 30, 2018, while the strategic investment account had no realizations during the three months ended June 30, 2019.
Realized profit sharing expense decreased by $3.6 million during the three months ended June 30, 2019, as compared to the same period in 2018. This change was primarily attributable to a decrease in profit sharing expense related to the Incentive Pool. Included in realized profit sharing expense is $1.3 million related to the Incentive Pool for the three months ended June 30, 2018. There was no realized profit sharing expense related to the Incentive Pool for the three months ended June 30, 2019. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income increased by $2.0 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This change was primarily attributable to an increase in realizations from Apollo’s equity ownership interest in MidCap of $2.3 million during the three months ended June 30, 2019, as compared to the same period in 2018.
Net interest loss and other increased by $0.7 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to additional interest expense incurred during the three months ended June 30, 2019 as a result of the issuance of the 2029 Senior Notes, as described in note 10 to our condensed consolidated financial statements.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Management fees increased by $70.1 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This change was primarily attributable to an increase in management fees earned from Athene, Apollo Total Return Fund, L.P. and SCRF IV of $54.7 million, $3.9 million and $3.8 million, respectively, during the six months ended June 30, 2019, as compared to the same period during 2018. This increase in management fees was partially offset by decreased management fees earned from Apollo Credit Master Fund Ltd. (“Credit Fund”) of $3.6 million during the six months ended June 30, 2019, as compared to the same period during 2018.
Performance fees decreased by $1.1 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This change was primarily attributable to a decrease in performance fees earned from AINV of $9.5 million during the six months ended June 30, 2019, as compared to the same period during 2018, as a result of the amended and restated investment management agreement with AINV, as described in note 14 to our condensed consolidated financial statements. The fee arrangement with AINV was revised to be on a total return measure and the total return hurdle rate was not achieved as of June 30, 2019. This decrease in performance fees was partially offset by increased performance fees from Redding Ridge Holdings and a business development company of $4.5 million and $3.9 million during the six months ended June 30, 2019, as compared to the same period during 2018. The performance fees from Redding Ridge Holdings and the business development company was primarily driven by the vehicles achieving their annualized hurdle rates during the during the six months ended June 30, 2019, which did not occur during the same period during 2018.
Salary, bonus and benefits expense increased by $5.2 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018 primarily due to an increase in headcount.
General, administrative and other increased by $4.9 million during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The change was primarily driven by an increase in technology and other expenses during the six months ended June 30, 2019, as compared to the same period in 2018.
Realized performance fees increased by $3.6 million during the six months ended June 30, 2019, as compared to the same period in 2018. This change was primarily attributable to an increase in realized performance fees generated from FCI I of $12.0 million, offset by a decrease in realized performance fees generated from a strategic investment account of $8.8 million during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase in realized performance fees generated from FCI I was primarily driven by realizations of the fund’s investments in various life settlement policies during the six months ended June 30, 2019, while the fund had no realized performance fees during the six months ended June 30, 2018. The decrease in realized performance fees generated from the strategic investment account was driven by incentive fees that crystallized during the six months ended June 30, 2018, while the strategic investment account had no realizations during the six months ended June 30, 2019.
Realized profit sharing expense decreased by $2.9 million during the six months ended June 30, 2019, as compared to the same period in 2018. This change was primarily attributable to a decrease in profit sharing expense related to the Incentive Pool. Included in realized profit sharing expense is $0.1 million and $1.4 million related to the Incentive Pool for the six months ended June 30, 2019 and 2018, respectively. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Net interest loss and other increased by $1.6 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to additional interest expense incurred during the six months ended June 30, 2019 as a result of the issuance of the 2029 Senior Notes, as described in note 10 to our condensed consolidated financial statements.
Private Equity
The following table sets forth our segment statement of operations information and our supplemental performance measure, Segment Distributable Earnings, within our private equity segment.

	For the Three Months Ended June 30,		Total Change	Percentage Change	For the Six Months Ended June 30,		Total Change	Percentage Change
	2019	2018			2019	2018
	(in thousands)
Private Equity:
Management fees	$129,638	$132,417	$(2,779)	(2.1)%	$260,134	$214,697	$45,437	21.2%
Advisory and transaction fees, net	20,257	13,319	6,938	52.1	36,393	23,974	12,419	51.8
Fee Related Revenues	149,895	145,736	4,159	2.9	296,527	238,671	57,856	24.2
Salary, bonus and benefits	(40,267)	(41,879)	1,612	(3.8)	(83,500)	(82,604)	(896)	1.1
General, administrative and other	(22,962)	(18,333)	(4,629)	25.2	(48,824)	(36,316)	(12,508)	34.4
Placement fees	(618)	(32)	(586)	NM	(483)	(83)	(400)	481.9
Fee Related Expenses	(63,847)	(60,244)	(3,603)	6.0	(132,807)	(119,003)	(13,804)	11.6
Other income, net	3,963	82	3,881	NM	4,159	391	3,768	NM
Fee Related Earnings	90,011	85,574	4,437	5.2	167,879	120,059	47,820	39.8
Realized performance fees	12,231	54,640	(42,409)	(77.6)	72,687	167,412	(94,725)	(56.6)
Realized profit sharing expense	(4,089)	(31,512)	27,423	(87.0)	(41,816)	(89,260)	47,444	(53.2)
Net Realized Performance Fees	8,142	23,128	(14,986)	(64.8)	30,871	78,152	(47,281)	(60.5)
Realized principal investment income	1,877	9,079	(7,202)	(79.3)	9,965	27,409	(17,444)	(63.6)
Net interest loss and other	(7,650)	(5,259)	(2,391)	45.5	(13,783)	(10,615)	(3,168)	29.8
Segment Distributable Earnings	$92,380	$112,522	$(20,142)	(17.9)%	$194,932	$215,005	$(20,073)	(9.3)%
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Management fees decreased by $2.8 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This change was primarily attributable to a decrease in management fees earned from Credit Opportunity Fund III, L.P. (“COF III”) and Fund VII of $1.8 million and $1.0 million, respectively, during the three months ended June 30, 2019.
Advisory and transaction fees, net increased by $6.9 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to Hybrid Value Fund’s portfolio companies of $11.1 million, partially offset by a decrease in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $5.8 million during the three months ended June 30, 2019, as compared to the same period during 2018.

Salary, bonus and benefits expense decreased by $1.6 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily due to changes in bonus accrual estimates.
General, administrative and other increased by $4.6 million during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The change was primarily driven by increased professional fees and fund organizational expenses related to Apollo Natural Resources Partners III, L.P. during the three months ended June 30, 2019, as compared to the same period in 2018.
Other income, net increased by $3.9 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The change was primarily driven by the reversal of a liability relating to a favorable judgment in a legal proceeding during the three months ended June 30, 2019.
Realized performance fees decreased by $42.4 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This change was primarily attributable to decreases in realized performance fees generated from Fund VIII and ANRP II of $24.6 million and $7.5 million, respectively, during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The decrease in realized performance fees from Fund VIII was primarily driven by a decrease in profits realized from investment sales and income from the fund’s investments. The realized performance fees from Fund VIII during the three months ended June 30, 2019 were the result of sales and income generated from investments primarily in the natural resources and financial services sectors. The realized performance fees during the three months ended June 30, 2018 were the result of sales and income generated from investments primarily in the natural resources, leisure and consumer services sectors. The decrease in realized performance fees from ANRP II was primarily driven by a decrease in profits realized from investment sales. The realized performance fees from ANRP II during the three months ended June 30, 2019 were the result of income earned on an escrow account balance and the realized performance fees during the same period in 2018 were from the result of sales generated from investments in the natural resources sector.
Realized profit sharing expense decreased by $27.4 million during the three months ended June 30, 2019, as compared to the same period in 2018, as a result of a corresponding decrease in realized performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $9.8 million related to the Incentive Pool for the three months ended June 30, 2018. There was no realized profit sharing expense related to the Incentive Pool for the three months ended June 30, 2019. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income decreased by $7.2 million for the three months ended June 30, 2019, as compared to the same period in 2018. This change was primarily attributable to a decrease in realizations from Apollo’s equity ownership interest in Fund VIII and Fund VII of $4.6 million and $1.1 million, respectively, during the three months ended June 30, 2019, as compared to the same period in 2018.
Net interest loss and other increased by $2.4 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to additional interest expense incurred during the three months ended June 30, 2019 as a result of the issuance of the 2029 Senior Notes, as described in note 10 to our condensed consolidated financial statements.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Management fees increased by $45.4 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This change was primarily attributable to the commencement of Fund IX’s investment period in April 2018, resulting in an increase of $79.5 million in management fees during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase in management fees was partially offset by decreased management fees earned from Fund VIII and COF III of $23.0 million and $4.6 million, respectively, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
Advisory and transaction fees, net increased by $12.4 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to Fund IX’s portfolio companies and Hybrid Value Fund’s portfolio companies of $12.1 million and $11.1 million, respectively, during the six months ended June 30, 2019, as compared to the same period during 2018. The increase in net advisory and transaction fees was partially offset by decreased net advisory and transaction fees earned from Fund VIII’s portfolio companies of $8.5 million during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
General, administrative and other increased by $12.5 million during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The change was primarily driven by increased professional fees and fund organizational expenses related to Apollo Natural Resources Partners III, L.P. during the six months ended June 30, 2019, as compared to the same period in 2018.
Other income, net increased by $3.8 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The change was primarily driven by the reversal of a liability relating to a favorable judgment in a legal proceeding during the six months ended June 30, 2019.
Realized performance fees decreased by $94.7 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This change was primarily attributable to decreases in realized performance fees generated from Fund VIII and ANRP II of $66.3 million and $7.4 million, respectively, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The decrease in realized performance fees from Fund VIII was primarily driven by a decrease in profits realized from investments sales. The realized performance fees from Fund VIII during the six months ended June 30, 2019 were the result of sales and income generated from investments primarily in the business services, manufacturing and industrial, financial services and leisure sectors. The realized performance fees during the six months ended June 30, 2018 were the result of sales and income generated from investments primarily in the chemicals, natural resources, consumer services and leisure sectors. The decrease in realized performance fees from ANRP II was primarily driven by a decrease in profits realized from investment sales. The realized performance fees from ANRP II during the six months ended June 30, 2019 were the result of income earned on an escrow account balance and the realized performance fees during the same period in 2018 were the result of sales generated from investments in the natural resources sector.
Realized profit sharing expense decreased by $47.4 million during the six months ended June 30, 2019, as compared to the same period in 2018, as a result of a corresponding decrease in realized performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $16.9 million and $24.6 million related to the Incentive Pool for the six months ended June 30, 2019 and 2018, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income decreased by $17.4 million for the six months ended June 30, 2019, as compared to the same period in 2018. This change was primarily attributable to a decrease in realizations from Apollo’s equity ownership interest in Fund VIII, Fund VII, COF III and ANRP 1 of $9.7 million, $2.1 million, $2.0 million, and $1.5 million, respectively, during the six months ended June 30, 2019, as compared to the same period in 2018.
Net interest loss and other increased by $3.2 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to additional interest expense incurred during the six months ended June 30, 2019 as a result of the issuance of the 2029 Senior Notes, as described in note 10 to our condensed consolidated financial statements.

Real Assets
The following table sets forth our segment statement of operations information and our supplemental performance measure, Segment Distributable Earnings, within our real assets segment.

	For the Six Months Ended June 30,		Total Change	Percentage Change	For the Six Months Ended June 30,		Total Change	Percentage Change
	2019	2018			2019	2018
	(in thousands)
Real Assets:
Management fees	$46,398	$40,270	$6,128	15.2%	$91,783	$80,478	$11,305	14.0%
Advisory and transaction fees, net	5,295	161	5,134	NM	5,371	305	5,066	NM
Fee Related Revenues	51,693	40,431	11,262	27.9	97,154	80,783	16,371	20.3
Salary, bonus and benefits	(19,537)	(19,893)	356	(1.8)	(37,725)	(38,878)	1,153	(3.0)
General, administrative and other	(8,547)	(9,500)	953	(10.0)	(18,222)	(19,524)	1,302	(6.7)
Fee Related Expenses	(28,084)	(29,393)	1,309	(4.5)	(55,947)	(58,402)	2,455	(4.2)
Other income, net of Non-Controlling Interest	156	55	101	183.6	94	223	(129)	(57.8)
Fee Related Earnings	23,765	11,093	12,672	114.2	41,301	22,604	18,697	82.7
Realized performance fees	3,074	45,199	(42,125)	(93.2)	3,080	51,615	(48,535)	(94.0)
Realized profit sharing expense	(1,340)	(26,805)	25,465	(95.0)	(1,234)	(29,870)	28,636	(95.9)
Net Realized Performance Fees	1,734	18,394	(16,660)	(90.6)	1,846	21,745	(19,899)	(91.5)
Realized principal investment income	1,495	4,363	(2,868)	(65.7)	1,794	5,146	(3,352)	(65.1)
Net interest loss and other	(2,708)	(1,968)	(740)	37.6	(4,881)	(3,877)	(1,004)	25.9
Segment Distributable Earnings	$24,286	$31,882	$(7,596)	(23.8)%	$40,060	$45,618	$(5,558)	(12.2)%
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Management fees increased by $6.1 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This change was primarily attributable to an increase in management fees earned from Athene, ARI and Apollo Infrastructure Equity Fund (“Infrastructure Fund”) of $4.2 million, $1.3 million and $0.7 million, respectively, along with modest increases in management fees earned across most of our real assets funds during the three months ended June 30, 2019, as compared to the same period during 2018. The increase in management fees was partially offset by decreased management fees earned from Apollo European Principal Finance Fund II, L.P. (“EPF II”) of $2.4 million during the three months ended June 30, 2019, as compared to the same period during 2018.
Advisory and transaction fees, net increased by $5.1 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to EPF III of $3.8 million during the three months ended June 30, 2019, as compared to the same period during 2018.
Realized performance fees decreased by $42.1 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The decrease in realized performance fees was primarily attributable to decreases in realized performance fees generated from EPF II and strategic investment accounts of $37.2 million and $3.5 million, respectively, during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The decrease in realized performance fees from EPF II is primarily due to the realizations of UK hotel assets held by the fund during the three months ended June 30, 2018, while the fund had no realizations during the three months ended June 30, 2019. Realized performance fees generated from certain funds, including U.S. RE Fund I, U.S. RE Fund II, Apollo Asia Real Estate Fund, L.P. (“Asia RE Fund”) and EPF II, includes an allocation of realized performance fees from strategic investment accounts that invest in the funds. Realized performance fees from strategic investment accounts decreased primarily due to lower allocations of realizations relating to underlying fund investments for the three months ended June 30, 2019, as compared to the same period during 2018.
Realized profit sharing expense decreased by $25.5 million during the three months ended June 30, 2019, as compared to the same period in 2018, as a result of a corresponding decrease in realized performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $7.8 million related to the Incentive Pool for the three months ended June 30, 2018. There was no realized profit sharing expense related to the Incentive Pool for the three months ended June 30, 2019. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.

Realized principal investment income decreased by $2.9 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This change was primarily attributable to a decrease in realizations from Apollo’s equity ownership interest in EPF II of $3.3 million during the three months ended June 30, 2019, as compared to the same period in 2018.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Management fees increased by $11.3 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This change was primarily attributable to an increase in management fees earned from Athene, ARI and Apollo Infrastructure Equity Fund of $9.1 million, $2.4 million and $1.4 million, respectively, along with modest increases in management fees earned across most of our real assets funds during the six months ended June 30, 2019, as compared to the same period during 2018. The increase in management fees was partially offset by decreased management fees earned from EPF II of $5.2 million during the six months ended June 30, 2019, as compared to the same period during 2018.
Advisory and transaction fees, net increased by $5.1 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to EPF III and AGRE Debt Fund I of $3.8 million and $1.1 million, respectively, during the six months ended June 30, 2019, as compared to the same period during 2018.
Realized performance fees decreased by $48.5 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The decrease in realized performance fees was primarily attributable to decreases in realized performance fees generated from EPF II and strategic investment accounts of $39.0 million and $7.2 million, respectively, during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Realized performance fees from EPF II decreased primarily due to the realization of UK hotel assets held by the fund during the six months ended June 30, 2018, while the fund had no realizations during the six months ended June 30, 2019. Realized performance fees generated from certain funds, including U.S. RE Fund I, U.S. RE Fund II, Asia RE Fund and EPF II, includes an allocation of realized performance fees from strategic investment accounts that invest in the funds. The decrease in realized performance fees from strategic investment accounts was primarily due to lower allocations of realizations relating to underlying investments for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
Realized profit sharing expense decreased by $28.6 million during the six months ended June 30, 2019, as compared to the same period in 2018, as a result of a corresponding decrease in realized performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $8.4 million related to the Incentive Pool for the six months ended June 30, 2018. There was no realized profit sharing expense related to the Incentive Pool for the six months ended June 30, 2019. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income decreased by $3.4 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This change was primarily attributable to a decrease in realizations from Apollo’s equity ownership interest in EPF II of $4.0 million during the six months ended June 30, 2019.
Net interest loss and other increased by $1.0 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to additional interest expense incurred during the six months ended June 30, 2019 as a result of the issuance of the 2029 Senior Notes, as described in note 10 to our condensed consolidated financial statements.

Summary of Distributable Earnings
The following table is a reconciliation of Distributable Earnings per share of common and equivalent to net distribution per share of common and equivalent.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Segment Distributable Earnings	$254,817	$238,529	$485,967	$442,693
Taxes and related payables	(14,878)	(13,838)	(29,514)	(25,036)
Preferred distributions	(9,164)	(8,952)	(18,328)	(13,335)
Distributable Earnings	230,775	215,739	438,125	404,322
Add back: Tax and related payables attributable to common and equivalents	12,777	11,808	25,252	20,975
Distributable Earnings before certain payables(1)	243,552	227,547	463,377	425,297
Percent to common and equivalents	51%	51%	51%	51%
Distributable Earnings before other payables attributable to common and equivalents	124,212	116,049	236,322	216,901
Less: Taxes and related payables attributable to common and equivalents	(12,777)	(11,808)	(25,252)	(20,975)
Distributable Earnings attributable to common and equivalents(2)	$111,435	$104,241	$211,070	$195,926
Distributable Earnings per share(3)	$0.56	$0.52	$1.06	$0.98
Retained capital per share(3)	(0.06)	(0.09)	(0.10)	(0.17)
Net distribution per share(3)	$0.50	$0.43	$0.96	$0.81

(1)
Distributable Earnings before certain payables represents Distributable Earnings before the deduction for the estimated current corporate taxes and the amounts payable under Apollo’s tax receivable agreement.

(2)	“Common and equivalents” consists of total Class A shares outstanding and RSUs that participate in distributions.

(3)	Per share calculations are based on end of period Distributable Earnings Shares Outstanding, which consists of total Class A shares outstanding, AOG Units and RSUs that participate in distributions.

Summary of Non-U.S. GAAP Measures
The table below sets forth a reconciliation of net income attributable Apollo Global Management, LLC Class A Shareholders to our non-U.S. GAAP performance measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net Income (Loss) Attributable to Apollo Global Management, LLC Class A Shareholders	$155,659	$54,658	$295,552	$(7,987)
Preferred distributions	9,164	8,952	18,328	13,335
Net income attributable to Non-Controlling Interests in consolidated entities	5,143	8,716	13,805	14,695
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	172,195	71,484	330,043	14,419
Net Income	$342,161	$143,810	$657,728	$34,462
Income tax provision	16,897	18,924	36,551	27,504
Income Before Income Tax Provision	$359,058	$162,734	$694,279	$61,966
Transaction-related charges(1)	18,135	(6,905)	23,598	(5,053)
Charges associated with corporate conversion(2)	10,006	—	10,006	—
Net income attributable to Non-Controlling Interests in consolidated entities	(5,143)	(8,716)	(13,805)	(14,695)
Unrealized performance fees(3)	(129,679)	(20,619)	(314,062)	229,922
Unrealized profit sharing expense(3)	40,799	9,125	116,561	(67,263)
Equity-based profit sharing expense and other(4)	20,675	17,850	41,637	32,414
Equity-based compensation	18,237	16,028	36,660	33,463
Unrealized principal investment (income) loss	(31,893)	(3,419)	(44,221)	32,578
Unrealized net (gains) losses from investment activities and other	(45,378)	72,451	(64,686)	139,361
Segment Distributable Earnings(5)	$254,817	$238,529	$485,967	$442,693
Taxes and related payables	(14,878)	(13,838)	(29,514)	(25,036)
Preferred distributions	(9,164)	(8,952)	(18,328)	(13,335)
Distributable Earnings	$230,775	$215,739	$438,125	$404,322
Preferred distributions	9,164	8,952	18,328	13,335
Taxes and related payables	14,878	13,838	29,514	25,036
Realized performance fees	(33,335)	(114,474)	(97,124)	(236,776)
Realized profit sharing expense	13,306	69,810	54,445	133,457
Realized principal investment income	(11,281)	(19,373)	(22,717)	(42,766)
Net interest loss and other	15,014	11,179	27,706	21,962
Fee Related Earnings	$238,521	$185,671	$448,277	$318,570
Depreciation, amortization and other, net	2,733	2,494	5,312	2,494
Fee Related EBITDA	$241,254	$188,165	$453,589	$321,064
Realized performance fees(6)	33,335	114,474	97,124	236,776
Realized profit sharing expense(6)	(13,306)	(69,810)	(54,445)	(133,457)
Fee Related EBITDA + 100% of Net Realized Performance Fees	$261,283	$232,829	$496,268	$424,383

(1)	Transaction-related charges include contingent consideration, equity-based compensation charges and the amortization of intangible assets and certain other charges associated with acquisitions.

(2)
Represents expenses incurred in relation to the previously announced plans to convert from a publicly traded partnership to a C corporation, as described in note 1 to the condensed consolidated financial statements.

(3)	Includes realized performance fees and realized profit sharing expense settled in the form of shares of Athene Holding during the six months ended June 30, 2018.

(4)
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

(5)	See note 16 to the condensed consolidated financial statements for more details regarding Segment Distributable Earnings for the combined segments.

(6)	Excludes realized performance fees and realized profit sharing expense settled in the form of shares of Athene Holding during the six months ended June 30, 2018.
Liquidity and Capital Resources
Overview
Apollo’s business model primarily derives revenues and cash flows from the assets it manages. Apollo targets operating expense levels such that fee income exceeds total operating expenses each period. The company intends to distribute to its shareholders on a quarterly basis substantially all of its distributable earnings after taxes and related payables in excess of amounts determined to be necessary or appropriate to provide for the conduct of the business. As a result, the Company requires limited capital resources to support the working capital or operating needs of the business. While primarily met by cash flows generated through fee income received, liquidity needs are also met (to a limited extent) through proceeds from borrowings and equity issuances as described in notes 10 and 13 to the condensed consolidated financial statements, respectively. The Company had cash and cash equivalents of $945.7 million at June 30, 2019.
Primary Sources and Uses of Cash
The Company has multiple sources of short-term liquidity to meet its capital needs, including cash on hand, annual cash flows from its activities, and available funds from the Company’s $750 million revolving credit facility as of June 30, 2019. The Company believes these sources will be sufficient to fund our capital needs for at least the next twelve months. If the Company determines that market conditions are favorable after taking into account our liquidity requirements, we may seek to issue additional senior notes, preferred equity, or other financing instruments.
The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows:

	For the Six Months Ended June 30,
	2019	2018
	(in thousands)
Operating Activities	$450,610	$395,075
Investing Activities	(398,247)	223,551
Financing Activities	315,223	(310,719)
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	$367,586	$307,907
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

•
During the six months ended June 30, 2019 and 2018, cash provided by operating activities primarily includes cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, offset by cash outflows for compensation, general, administrative, and other expenses. Net cash provided by operating activities also reflects the operating activity of our consolidated funds and VIEs, which primarily include cash inflows from the sale of investments offset by cash outflows for purchases of investments.

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

•
During the six months ended June 30, 2019 and 2018, cash used by investing activities primarily reflects purchases of U.S. Treasury securities and other investments and net contributions to equity method investments, offset by proceeds from maturities of U.S. Treasury securities.

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

•
During the six months ended June 30, 2019, cash provided by financing activities primarily reflects proceeds from the issuance of the 2029 Senior Notes and 2039 Senior Secured Guaranteed Notes, partially offset by distributions to Class A shareholders and Non-Controlling interest holders.

•
During the six months ended June 30, 2018, cash used by financing activities primarily reflected repayments on the term loan facility to AMH and distributions to Class A shareholders and Non-Controlling interest holders, partially offset by proceeds from the issuance of the Series B Preferred shares and the 2048 Senior Notes.

Future Debt Obligations
The Company had long-term debt of $2.4 billion at June 30, 2019, which includes $2.3 billion of senior notes with maturities in 2024, 2026, 2029, 2039 and 2048. See note 10 to the condensed consolidated financial statements for further information regarding the Company’s debt arrangements.
Contractual Obligations, Commitments and Contingencies
The Company had unfunded general partner commitments of $1.1 billion at June 30, 2019, of which $434 million related to Fund IX. For a summary and a description of the nature of the Company’s commitments, contingencies and contractual obligations, see note 15 to the condensed consolidated financial statements and “—Contractual Obligations, Commitments and Contingencies”. The Company’s commitments are primarily fulfilled through cash flows from operations and (to a limited extent) through borrowings and equity issuances as described in notes 10 and 13 to the condensed consolidated financial statements, respectively.
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
Revolver Facility
Under the Company’s 2018 AMH Credit Facility, the Company may borrow in an aggregate amount not to exceed $750 million and may incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as the Borrower is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. Borrowings under the 2018 AMH Credit Facility may be used for working capital and general corporate purposes, including without limitation, permitted acquisitions. As of June 30, 2019, the 2018 AMH Credit Facility was undrawn.
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
On July 31, 2019, the Company declared a cash distribution of $0.50 per Class A share, which will be paid on August 30, 2019 to holders of record at the close of business on August 16, 2019. Also, the Company declared a cash distribution of $0.398438 per Series A Preferred share and Series B Preferred share which will be paid on September 16, 2019 to holders of record at the close of business on August 30, 2019.
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
AINV Share Purchases
On March 11, 2016, it was announced that Apollo intended to embark on a program to purchase $50 million of AINV’s common stock, subject to certain regulatory approvals. Under the program, shares may be purchased from time to time in open market transactions and in accordance with applicable law. As of June 30, 2019, Apollo had purchased approximately 871 thousand shares, or approximately $4.9 million of AINV’s common stock.
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

In June 2019, Athora announced its intention to acquire VIVAT N.V.s life insurance business, which is expected to close in 2020 subject to customary closing conditions including regulatory approvals. VIVAT is expected to provide Athora with a platform for future growth due to its scale in the Dutch market, strong brands and deep distribution and underwriting capabilities
Fund VIII, Fund VII, Fund VI, ANRP I and ANRP II Escrow
As of June 30, 2019, the remaining investments and escrow cash of Fund VIII were valued at 125% of the fund’s unreturned capital, which was above the required escrow ratio of 115%. As of June 30, 2019, the remaining investments and escrow cash of Fund VII, Fund VI, ANRP I and ANRP II were valued at 73%, 37%, 62% and 112% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation.
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
Investment Management Agreements - Athene Asset Management
The Company provides asset management and advisory services to Athene as described in note 14 to the condensed consolidated financial statements. On September 20, 2018, Athene and Apollo agreed to revise the existing fee arrangements (the “amended fee agreement”) between Athene and Apollo. The amended fee agreement was subject to approval by Athene’s shareholders of a bye-law amendment providing that Athene will not elect to terminate the investment management arrangement between Athene and Apollo, except for cause, for a period of four years from the date of the bye-law amendment and thereafter only on each successive two-year anniversary of the expiration of the initial four-year period. On June 10, 2019, the Athene shareholders approved the bye-law amendment and the amended fee agreement took effect retroactive to the month beginning January 1, 2019. The Company began recording fees pursuant to the amended fee agreement on January 1, 2019. The amended fee agreement provides for sub-allocation fees which vary based on portfolio allocation differentiation, as described below.
The base management fee covers a range of investment services that Athene receives from the Company, including investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services such as investment compliance, tax, legal and risk management support, among others. Additionally, the amended fee agreement provides for a possible payment by the Company to Athene, or a possible payment by Athene to the Company, equal to 0.025% of the Incremental Value as of the end of each year, beginning on December 31, 2019, depending upon the percentage of Athene’s investments that consist of core assets and core plus assets. In furtherance of yield support for Athene, if more than 60% of Athene’s invested assets which are subject to the sub-allocation fees are invested in core and core plus assets, Athene will receive a 0.025% fee reduction on the Incremental Value. As an incentive for differentiated asset management, if less than 50% of Athene’s invested assets which are subject to the sub-allocation fee are invested in core and core plus assets, thereby reflecting a higher allocation toward assets with the highest alpha-generating abilities, Athene will pay an additional fee of 0.025% on Incremental Value.
The amended fee agreement is intended to provide for further alignment of interests between Athene and the Company. On the Backbook Value, assuming constant portfolio allocations, the near-term impact of the amended fee agreement is anticipated to be immaterial. On the Incremental Value, assuming the same allocations as the Backbook Value, total fees paid by Athene to the Company are expected to be marginally lower than fees paid by Athene to the Company would have been under the prior fee arrangement. If invested asset allocations are more heavily weighted to assets with lower alpha-generating abilities than Athene’s current investment portfolio, the fees that Athene pays to the Company under the Fee Agreement would be expected to decline relative to the prior fee arrangement. Conversely, if a greater proportion of Athene’s investment portfolio is allocated to differentiated assets with higher alpha-generating abilities, Athene’s net investment earned rates would be expected to increase, and so would the fees Athene pays to the Company relative to the prior fee arrangement.

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
Strategic Relationship Agreement with CalPERS
On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with CalPERS. The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. As of June 30, 2019, the Company had reduced fees charged to CalPERS on the funds it manages by approximately $108.2 million.
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
Contractual Obligations, Commitments and Contingencies
The Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows as of June 30, 2019:

	Remaining 2019	2020	2021	2022	2023	Thereafter	Total
	(in thousands)
Operating lease obligations(8)	$19,644	$28,954	$39,747	$42,508	$41,169	$495,893	$667,915
Other long-term obligations(1)	14,356	5,786	1,501	919	682	682	23,926
2018 AMH Credit Facility(2)	338	675	675	675	358	—	2,721
2024 Senior Notes(3)	10,000	20,000	20,000	20,000	20,000	508,333	598,333
2026 Senior Notes(4)	11,000	22,000	22,000	22,000	22,000	552,983	651,983
2029 Senior Notes(5)	16,443	32,886	32,886	32,886	32,886	847,652	995,639
2039 Senior Secured Guaranteed Notes(6)	7,751	15,503	15,503	15,503	15,503	565,289	635,052
2048 Senior Notes(7)	7,500	15,000	15,000	15,000	15,000	663,750	731,250
2014 AMI Term Facility I	155	310	15,757	—	—	—	16,222
2014 AMI Term Facility II	153	306	306	17,594	—	—	18,359
2016 AMI Term Facility I	125	249	249	249	249	19,445	20,566
2016 AMI Term Facility II	130	260	260	260	18,693	—	19,603
Obligations	$87,595	$141,929	$163,884	$167,594	$166,540	$3,654,027	$4,381,569

(1)
Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(2)
The commitment fee as of June 30, 2019 on the $750 million undrawn 2018 AMH Credit Facility was 0.09%. See note 10 of the condensed consolidated financial statements for further discussion of the 2018 AMH Credit Facility.

(3)
$500 million of the 2024 Senior Notes matures in May 2024. The interest rate on the 2024 Senior Notes as of June 30, 2019 was 4.00%. See note 10 of the condensed consolidated financial statements for further discussion of the 2024 Senior Notes.

(4)
$500 million of the 2026 Senior Notes matures in May 2026. The interest rate on the 2026 Senior Notes as of June 30, 2019 was 4.40%. See note 10 of the condensed consolidated financial statements for further discussion of the 2026 Senior Notes.

(5)
$675 million of the 2029 Senior Notes matures in February 2029. The interest rate on the 2029 Senior Notes as of June 30, 2019 was 4.87%. See note 10 of the condensed consolidated financial statements for further discussion of the 2029 Senior Notes.

(6)
$325 million of the 2039 Senior Secured Guaranteed Notes matures in June 2039. The interest rate on the 2039 Senior Secured Guaranteed Notes as of June 30, 2019 was 4.77%. See note 10 of the condensed consolidated financial statements for further discussion of the 2039 Senior Secured Guaranteed Notes.

(7)
$300 million of the 2048 Senior Notes matures in March 2048. The interest rate on the 2048 Senior Notes as of June 30, 2019 was 5.00%. See note 10 of the condensed consolidated financial statements for further discussion of the 2048 Senior Notes.

(8)	Operating lease obligations excludes $135.9 million of other operating expenses.

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

Commitments
Certain of our management companies and general partners are committed to contribute to the funds we manage and certain related parties. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our related parties, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its related parties, the percentage of total fund commitments of Apollo and its related parties, the commitment and remaining commitment amounts of Apollo only (excluding related parties), and the percentage of total fund commitments of Apollo only (excluding related parties) for each credit, private equity and real assets fund as of June 30, 2019 as follows ($ in millions):

Fund	Apollo and Related Party Commitments	% of Total Fund Commitments	Apollo Only (Excluding Related Party) Commitments	Apollo Only (Excluding Related Party) % of Total Fund Commitments	Apollo and Related Party Remaining Commitments	Apollo Only (Excluding Related Party) Remaining Commitments
Credit:
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	$30.5	1.93%	$23.4	1.48%	$0.8	$0.6
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	449.2	30.26	29.7	2.00	237.1	4.2
FCI III	224.3	11.76	0.1	0.01	112.6	0.1
Financial Credit Investment II, L.P. (“FCI II”)	245.3	15.77	—	—	116.3	—
FCI I	151.3	27.07	—	—	—	—
SCRF IV	416.1	16.63	33.1	1.32	131.6	10.5
MidCap	1,672.9	80.23	110.9	5.32	74.0	31.0
Apollo Moultrie Credit Fund, L.P.	400.0	100.00	—	—	155.0	—
Apollo/Palmetto Short-Maturity Loan Portfolio, L.P.	300.0	100.00	—	—	—	—
Apollo Accord Master Fund II, L.P.	116.6	24.01	11.6	2.39	20.4	7.6
Apollo Accord Master Fund III, L.P.	212.1	32.86	0.1	0.02	212.1	0.1
Athora(1)	673.9	27.37	142.2	5.77	467.5	98.6
Other Credit	3,442.5	Various	150.9	Various	1,583.0	68.2
Private Equity:
Fund IX	1,849.5	7.48	468.7	1.90	1,691.9	433.6
Fund VIII	1,543.5	8.40	396.4	2.16	262.6	68.5
Fund VII	467.2	3.18	178.1	1.21	60.9	23.2
Fund VI	246.3	2.43	6.1	0.06	9.7	0.2
Fund V	100.0	2.67	0.5	0.01	6.2	—
Fund IV	100.0	2.78	0.2	0.01	0.5	—
AION	151.5	18.34	50.0	6.05	19.3	6.2
ANRP I	426.1	32.21	10.1	0.76	59.7	1.1
ANRP II	561.2	16.25	26.0	0.75	226.2	9.9
ANRP III	648.1	49.71	28.1	2.16	648.1	28.1
A.A. Mortgage Opportunities, L.P.	625.0	80.31	—	—	261.6	—
Apollo Rose, L.P.	299.1	100.00	—	—	—	—
Apollo Rose II, L.P.	887.1	51.01	33.0	1.9	394.6	14.9
Champ, L.P.	191.6	78.25	26.4	10.8	7.1	1.1
Apollo Royalties Management, LLC	108.6	100.00	—	—	—	—
Apollo Hybrid Value Fund, L.P.	834.2	25.76	89.2	2.75	725.1	77.5
COF III	358.1	10.45	83.1	2.43	76.9	19.0
Apollo Asia Private Credit Fund, L.P.	126.5	55.12	0.1	0.04	31.9	—
AEOF	125.5	12.01	25.5	2.44	92.6	18.8
Other Private Equity	684.3	Various	134.4	Various	206.1	77.9
Real Assets:
U.S. RE Fund II(2)	717.6	58.18	4.7	0.39	338.7	1.8
U.S. RE Fund I(2)	434.3	66.79	16.5	2.53	81.7	2.7
CPI Capital Partners Europe, L.P.(1)	6.2	0.47	—	—	—	—
CPI Capital Partners Asia Pacific, L.P.	6.9	0.53	0.5	0.04	0.1	—
Asia RE Fund(2)	376.9	53.12	8.4	1.18	246.9	5.9
Infrastructure Equity Fund(3)	322.8	35.97	13.1	1.46	81.3	2.7
EPF III(1)	609.4	13.45	72.6	1.60	332.3	40.7
EPF II(1)	411.2	11.91	60.2	1.74	93.1	18.1
Apollo European Principal Finance Fund, L.P. (“EPF I”)(1)	305.5	20.74	20.1	1.37	49.5	4.6
Other Real Assets	577.4	Various	1.6	Various	51.8	0.1
Other:
Apollo SPN Investments I, L.P.	14.6	0.32	14.6	0.32	9.2	9.2
Total	$22,450.9		$2,270.2		$9,176.0	$1,086.7

(1)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.14 as of June 30, 2019.

(2)
Figures for U.S. RE Fund I include base, additional, and co-investment commitments. A co-investment vehicle within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.27 as of June 30, 2019. Figures for U.S. RE Fund II and Asia RE Fund include co-investment commitments.

(3)	Figures for Apollo Infrastructure Equity Fund include Apollo Infra Equity US Fund, L.P. and Apollo Infra Equity International Fund, L.P. commitments.
On April 30, 2015, Apollo entered into the AAA Investments Credit Agreement (see note 14 of our condensed consolidated financial statements for further disclosure regarding this facility). The 2018 AMH Credit Facility, 2024 Senior Notes, 2026 Senior Notes, 2029 Senior Notes, 2039 Senior Secured Guaranteed Notes and 2048 Senior Notes will have future impacts on our cash uses. See note 10 of our condensed consolidated financial statements for information regarding the Company’s debt arrangements.
Contingent Obligation—Performance fees with respect to certain credit and private equity funds and real assets funds is subject to reversal in the event of future losses to the extent of the cumulative performance fees recognized in income to date. See note 15 of our condensed consolidated financial statements for a description of our contingent obligation.
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of June 30, 2019, there were no underwriting commitments.

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
Certain of our funds hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize our risk exposure by limiting the counterparties with which our funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. As of June 30, 2019, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.
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
ITEM 1A.    RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our 2018 Annual Report, which is accessible on the Securities and Exchange Commission's website at www.sec.gov. On May 2, 2019, we announced our decision to convert from a publicly traded partnership to a corporation (the “Corporation” and such conversion, the “Conversion”), which we anticipate will become effective during the third quarter of 2019 (the “Effective Time”). At the Effective Time, (i) each Class A share that is outstanding immediately prior to the Effective Time shall be converted into one issued and outstanding, fully paid and nonassessable share of Class A common stock of the Corporation (“Class A Common Stock”), (ii) each Class B share that is outstanding immediately prior to the Effective Time shall be converted into one issued and outstanding, fully paid and nonassessable share of Class B common stock of the Corporation (“Class B Common Stock”), (iii) each Series A Preferred share that is outstanding immediately prior to the Effective Time shall be converted into one issued and outstanding, fully paid and nonassessable share of Series A preferred stock of the Corporation, (iv) each Series B preferred share that is outstanding immediately prior to the Effective Time shall be converted into one issued and outstanding, fully paid and nonassessable share of Series B preferred stock of the Corporation, and (v) all of our manager’s rights in the Company pursuant to the Third Amended and Restated Limited Liability Company Agreement, dated as of March 19, 2018 shall be exchanged for one issued and outstanding, fully paid and nonassessable share of Class C common stock of the Corporation (“Class C Common Stock”). In addition to the risks identified in our 2018 Annual Report, the following risks have been identified related to the expected conversion.
Following the Conversion, we expect to pay more corporate income taxes than we would have as a limited liability company taxed as a partnership for U.S. federal income tax purposes.
On May 2, 2019, we announced our decision to convert Apollo Global Management, LLC from a Delaware limited liability company to a Delaware corporation. We anticipate that the Conversion will be effective during the third quarter of 2019. Following the Conversion, all of the net income attributable to the Corporation will be subject to U.S. federal (and state and local) corporate income taxes, which we anticipate will have a dilutive impact to Distributable Earnings per share of Class A Common Stock and net income attributable to the Corporation and reduce the amount of cash available for dividends to the holders of the Corporation’s Class A Common Stock (the “Class A Common Stockholders”), although this dilution should initially be mitigated by a partial tax basis step-up related to the Conversion. As a result of the tax basis step-up, we anticipate that the dilutive impact to Distributable Earnings from the Conversion will be approximately 7% to 9% over a cycle, as realizations occur. Our estimates of the dilutive impact of the Conversion to after-tax earnings are presented for illustrative purposes only and are subject to various risks and uncertainties. Actual results could differ materially from these estimates. Among other things, these estimates are based on the currently enacted maximum U.S. federal corporate income tax rate of 21%. This rate may increase in the future, which would cause us to pay more corporate income taxes than currently anticipated.
Following the Conversion, because all of the net income attributable to the Corporation will be subject to corporate income taxes, we expect the amount of the Corporation’s cash tax savings from future exchanges of Apollo Operating Group units for shares of Class A Common Stock to increase as compared to the cash tax savings historically realized by the Company from such exchanges for Class A Common Shares. As a result, we expect the amount the Corporation will be required to pay under the tax receivable agreement (i.e., 85% of cash tax savings it realizes) will in the aggregate, over time, be higher for exchanges following the Conversion. This would similarly have the effect of increasing the amount of any early termination payment or the amounts due upon the occurrence of an acceleration event, which are determined in part by reference to amounts payable in respect of future exchanges.
Following the Conversion, the declaration, payment and determination of dividends to our Class A Common Stockholders will be at the sole discretion of the board of directors of the Corporation (the “New Board”), and our dividend policy may be changed at any time. Because of additional taxes to be paid by us as a corporation, the net income available for dividends to the Corporation’s Class A Common Stockholders, if declared, will be lower than it would otherwise have been in prior periods as a limited liability company (based on the same level of pre-tax income). Our distribution policy as a limited liability company has been to distribute to the holders of our Class A shares substantially all of our Distributable Earnings attributable to the holders of Class A shares, in excess of amounts determined by the manager to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our businesses and our funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future distributions to the holders of our Class A shares for any ensuing quarter, and we currently do not anticipate any change to our dividend policy. For U.S. federal income tax purposes, any dividends we pay following the Conversion generally will be treated as qualified dividend income (generally taxable to U.S. individual stockholders at capital gain rates) paid by a domestic corporation to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. Following the Conversion, none of our income, gains, losses, deductions or credits will flow through to the Class A Common Stockholders for U.S. federal income tax purposes.
Although we believe that the Conversion will, among other things, simplify our tax reporting for stockholders, expand our stockholder base, and increase the liquidity of the Corporation’s Class A Common Stock, we may fail to realize all or some of the anticipated benefits of the Conversion, or those benefits may take longer to realize than we expected, which could contribute to a decline in the trading price of our Class A shares or, after the Conversion, the Class A Common Stock. Moreover, there can be no assurance that the anticipated benefits of the Conversion will over time offset the cost of the Conversion.
We may fail to realize the anticipated benefits of the Conversion or those benefits may take longer to realize than expected or not offset the costs of the Conversion, which could have a material and adverse impact on the trading price of our securities.
We believe that the Conversion will, among other things, make it significantly easier for both domestic and international investors to own stock in the Corporation, expand our global investor base and drive greater value for all of our shareholders over time. However, the level of investor interest in the Class A Common Stock may not meet our expectations. For example, benchmark stock indices may change their eligibility requirements in a manner that is adverse to us or otherwise determine not to include the Class A Common Stock. Moreover, even if we succeed in having our shares included in key stock indices and simplify our tax structure and reporting, this may not result in the increased demand for our securities that we anticipate. Consequently, we may fail to realize the anticipated benefits of the Conversion or those benefits may take longer to realize than we expect. Moreover, there can be no assurance that the anticipated benefits of the Conversion will offset its costs, which could be greater than we expect, particularly if there were to be an increase in the U.S. federal corporate income tax rate. Our failure to achieve the anticipated benefits of the Conversion at all or in a timely manner, or a failure of any benefits realized to offset their costs, could have a material and adverse impact on the trading price of our securities.
Because the Class A Common Stock generally will have limited voting rights as expressly provided in the certificate of incorporation of the Corporation (the “Certification of Incorporation”) or required by the General Corporation Law of the State of Delaware (“the DGCL”) or the rules of the New York Stock Exchange (“NYSE”), we will not be required to comply with certain provisions of U.S. securities laws relating to proxy statements, shareholder proposals and other matters.
Following the Conversion, the Class A Common Stock will have limited voting rights as expressly provided in the Certificate of Incorporation or required by the DGCL or the rules of the NYSE following the Conversion. As a result, practically all matters submitted to stockholders will be decided by the vote of the holders of the Class C Common Stock (the “Class C Common Stockholder”). Our Certificate of Incorporation provides that, for so long as there is a Class C Stockholder and the Apollo Group (as such term will be defined in the Certificate of Incorporation) beneficially owns, in the aggregate, 10% or more of the voting power of the Corporation, holders of the Class A Common Stock (voting together with the holder of the Class B Common Stock as a single class) shall, unless otherwise required by the DGCL, have the right to vote only with respect to (i) certain sales of all or substantially all of our assets, (ii) a merger, consolidation or other business combination and (iii) certain amendments to our Certificate of Incorporation or the bylaws of the Corporation (the “Bylaws”). Our Certificate of Incorporation also provides that, for so long as there is a Class C Stockholder and the Apollo Group beneficially owns, in the aggregate, 10% or more of the voting power of the Corporation, the number of authorized shares of the Class A Common Stock may be increased or decreased solely with the approval of the holder of the Class C Common Stock. Our Certificate of Incorporation also provides that, for so long as there is a Class C Stockholder and the Apollo Group beneficially owns, in the aggregate, 10% or more of the Voting Power of the Corporation, the Class C Stockholder shall nominate and elect all directors serving on the New Board, set the total number of directors which shall constitute the New Board and fill any vacancies or newly created directorships on the New Board. As a result, holders of the Class A Common Stock will have a very limited ability to influence stockholder decisions.
The Bylaws will provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain legal actions between us and our stockholders, which could limit our stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with us or our directors, officers or employees, and the enforceability of the exclusive forum provision may be subject to uncertainty.
Article VII of the Bylaws will provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, other employees or stockholders to us or our stockholders or any current or former member or fiduciary of the Company to the Company or the Company’s members; (c) any action asserting a claim arising pursuant to any provision of the DGCL, the Certificate of Incorporation or the Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (d) any action asserting a claim related to or involving the Corporation that is governed by the internal affairs doctrine, except for, as to each of (a) through (d) above, any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten (10) days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in the Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations. The exclusive forum provision also provides that it will not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Article VII will provide that any person or entity who acquires an interest in the capital stock of the Corporation will be deemed to have notice of and consented to the provisions of Article VII. Stockholders cannot waive, and will not be deemed to have waived under the exclusive forum provision, the Corporation’s compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this exclusive forum provision will benefit us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, this exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Further, in the event a court finds the exclusive forum provision contained in the Bylaws to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES
On May 7, 2019,and May 17, 2019, we issued 202,080 and 107,338 Class A shares, respectively, net of taxes to Apollo Management Holdings, L.P., a subsidiary of Apollo Global Management, LLC, in connection with issuances of shares to participants in the Equity Plan for an aggregate purchase price of $6.6 million and $3.5 million, respectively. The issuance was exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our Class A shares made by us or on our behalf during the fiscal quarter ended June 30, 2019.

Period	Number of Class A Shares Purchased(1)	Average Price Paid per Share	Class A Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Class A Shares that May be Purchased Under the Plan or Programs
April 1, 2019 through April 30, 2019	728,342	$28.62	728,342	$235,691,769
May 1, 2019 through May 31, 2019	398,601	32.50	254,896	227,407,649
June 1, 2019 through June 30, 2019	—	—	—	227,407,649
Total	1,126,943		983,238

(1)
Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted Class A shares of AGM that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase Class A shares on the open market and retire them. During the three months ended June 30, 2019, we repurchased 143,705 Class A shares at an average price paid per share of $32.50 in open-market transactions not pursuant to a publicly-

announced repurchase plan or program on account of these awards. See note 13 to the condensed consolidated financial statements for further information on Class A shares.

(2)
Pursuant to a publicly announced share repurchase program, the Company is authorized to repurchase up to $500 million in the aggregate of its Class A shares, including through the repurchase of outstanding Class A shares and through a reduction of Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the Equity Plan (or any successor equity plan thereto). Class A shares may be repurchased from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. The Company is not obligated under the terms of the program to repurchase any of its Class A shares. The repurchase program has no expiration date and may be suspended or terminated by the Company at any time without prior notice. Class A shares repurchased as part of this program are canceled by the Company. Reductions of Class A shares issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the Equity Plan are not included in the table.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

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

4.16
Eighth Supplemental Indenture dated as of June 11, 2019, among Apollo Management Holdings, L.P., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on June 11, 2019 (File No. 001-35107)).

*4.17	Indenture dated as of June 10, 2019, among APH Finance I, LLC, APH Finance 2, LLC, APH Finance 3, LLC and U.S. Bank National Association, as trustee.

*10.1	Apollo Global Management, LLC 2019 Omnibus Equity Incentive Plan.

*10.2	Apollo Global Management, LLC 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles.

10.3
Form of Director Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on July 25, 2019 (File No. 333-232797)).

10.4
Form of Incentive Program Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on July 25, 2019 (File No. 333-232797)).

10.5
Form of Performance Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on July 25, 2019 (File No. 333-232797)).

Exhibit Number	Exhibit Description

10.6
Form of Share Award Grant Notice under the Apollo Global Management, LLC 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on July 25, 2019 (File No. 333-232797)).

10.7
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on July 25, 2019 (File No. 333-232797)).

10.8
Form of Restricted Share Award Grant Notice under the Apollo Global Management, LLC 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on July 25, 2019 (File No. 333-232797)).

*10.9	Form of Restricted Share Award Grant Notice under the Apollo Global Management, LLC 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

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

Apollo Global Management, LLC
(Registrant)

Date: August 6, 2019	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer and Co-Chief Operating Officer (principal financial officer and authorized signatory)