Form 10-Q
period 2019-09-30
Apollo Global Management, Inc.
filed 2019-11-05
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 001-35107

APOLLO GLOBAL MANAGEMENT, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-8880053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 West 57th Street, 43rd Floor
New York, New York 10019
(Address of principal executive offices) (Zip Code)
(212) 515-3200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	APO	New York Stock Exchange
6.375% Series A Preferred Stock	APO.PR A	New York Stock Exchange
6.375% Series B Preferred Stock	APO.PR B	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

As of November 4, 2019 there were 222,462,062 shares of Class A common stock, 1 share of Class B common stock and 1 share of Class C common stock of the registrant outstanding.

Forward-Looking Statements
This quarterly report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this quarterly report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to our dependence on certain key personnel, our ability to raise new credit, private equity, or real assets funds, market conditions generally, our ability to manage our growth, fund performance, changes in our regulatory environment and tax status, the variability of our revenues, net income and cash flow, our use of leverage to finance our businesses and investments by funds we manage and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 1, 2019 (the “2018 Annual Report”) and quarterly report on Form 10-Q filed with the SEC on August 6, 2019; as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.
Terms Used in This Report
Effective September 5, 2019, Apollo Global Management, Inc. converted from a Delaware limited liability company named Apollo Global Management, LLC (“AGM LLC”) to a Delaware corporation named Apollo Global Management, Inc. (“AGM Inc.” and such conversion, the “Conversion”). This quarterly report includes the results for AGM LLC prior to the Conversion and the results for AGM Inc. following the Conversion. In this quarterly report, references to “Apollo,” “we,” “us,” “our” and the “Company” refer collectively to (a) AGM Inc. and its subsidiaries, including the Apollo Operating Group and all of its subsidiaries, following the Conversion and (b) AGM LLC and its subsidiaries, including the Apollo Operating Group and all of its subsidiaries, prior to the Conversion, or as the context may otherwise require; and references to our Class A Common Stock, Class B Common Stock, Series A Preferred Stock and Series B Preferred Stock for periods prior to the Conversion mean the Class A shares, Class B share, Series A preferred shares and Series B preferred shares of AGM LLC, respectively;
“AMH” refers to Apollo Management Holdings, L.P., a Delaware limited partnership, that is an indirect subsidiary of Apollo Global Management, Inc.;
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
“Athene Holding” refers to Athene Holding Ltd. (together with its subsidiaries, “Athene”), a leading retirement services company that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs, and to which Apollo, through its consolidated subsidiary Apollo Insurance Solutions Group LLC (formerly known as Athene Asset Management LLC) (“ISG”), provides asset management and advisory services;
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
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on September 30, 2019 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
“gross IRR” of a real assets fund excluding the principal finance funds represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on September 30, 2019 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
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
“net IRR” of a real assets fund excluding the principal finance funds represents the cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of September 30, 2019 or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
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

PART I—FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018
(dollars in thousands, except share data)

	As of September 30, 2019	As of December 31, 2018
Assets:
Cash and cash equivalents	$1,242,817	$609,747
Restricted cash	19,777	3,457
U.S. Treasury securities, at fair value	551,681	392,932
Investments (includes performance allocations of $1,480,577 and $912,182 as of September 30, 2019 and December 31, 2018, respectively)	3,472,909	2,722,612
Assets of consolidated variable interest entities:
Cash and cash equivalents	41,799	49,671
Investments, at fair value	1,163,981	1,175,677
Other assets	39,088	65,543
Incentive fees receivable	3,093	6,792
Due from related parties	440,071	378,108
Deferred tax assets, net	530,954	306,094
Other assets	278,664	192,169
Lease assets	190,618	—
Goodwill	88,852	88,852
Total Assets	$8,064,304	$5,991,654
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$96,820	$70,878
Accrued compensation and benefits	166,161	73,583
Deferred revenue	172,157	111,097
Due to related parties	507,113	425,435
Profit sharing payable	693,618	452,141
Debt	2,348,440	1,360,448
Liabilities of consolidated variable interest entities:
Debt, at fair value	828,824	855,461
Other liabilities	69,042	78,977
Other liabilities	132,023	111,794
Lease liabilities	207,673	—
Total Liabilities	5,221,871	3,539,814
Commitments and Contingencies (see note 15)
Stockholders’ Equity:
Apollo Global Management, Inc. stockholders’ equity:
Series A Preferred Shares, 11,000,000 shares issued and outstanding as of December 31, 2018	—	264,398
Series A Preferred Stock, 11,000,000 shares issued and outstanding as of September 30, 2019	264,398	—
Series B Preferred Shares, 12,000,000 shares issued and outstanding as of December 31, 2018	—	289,815
Series B Preferred Stock, 12,000,000 shares issued and outstanding as of September 30, 2019	289,815	—
Class A Shares, no par value, unlimited shares authorized, 201,400,500 shares issued and outstanding as of December 31, 2018	—	—
Class A Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 222,403,296 shares issued and outstanding as of September 30, 2019	—	—
Class B Shares, no par value, unlimited shares authorized, 1 share issued and outstanding as of December 31, 2018	—	—
Class B Common Stock, $0.00001 par value, 999,999,999 shares authorized, 1 share issued and outstanding as of September 30, 2019	—	—
Class C Common Stock, $0.00001 par value, 1 share authorized, 1 share issued and outstanding as of September 30, 2019	—	—
Additional paid in capital	1,217,231	1,299,418
Retained earnings (accumulated deficit)	—	(473,276)
Accumulated other comprehensive loss	(6,827)	(4,159)
Total Apollo Global Management, Inc. Stockholders’ equity	1,764,617	1,376,196
Non-Controlling Interests in consolidated entities	266,016	271,522
Non-Controlling Interests in Apollo Operating Group	811,800	804,122
Total Stockholders’ Equity	2,842,433	2,451,840
Total Liabilities and Stockholders’ Equity	$8,064,304	$5,991,654
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(dollars in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Management fees	$394,547	$358,750	$1,162,788	$987,102
Advisory and transaction fees, net	16,440	13,154	67,133	42,145
Investment income:
Performance allocations	254,103	124,856	682,462	129,776
Principal investment income	33,393	16,153	99,020	25,334
Total investment income	287,496	141,009	781,482	155,110
Incentive fees	4,238	4,818	5,674	23,593
Total Revenues	702,721	517,731	2,017,077	1,207,950
Expenses:
Compensation and benefits:
Salary, bonus and benefits	126,695	112,722	369,527	343,623
Equity-based compensation	42,665	50,334	132,404	123,643
Profit sharing expense	88,610	63,059	280,335	121,327
Total compensation and benefits	257,970	226,115	782,266	588,593
Interest expense	27,833	15,209	70,243	44,168
General, administrative and other	85,313	70,657	238,814	194,851
Placement fees	256	746	591	1,384
Total Expenses	371,372	312,727	1,091,914	828,996
Other Income (Loss):
Net gains (losses) from investment activities	(19,790)	155,283	44,099	20,645
Net gains from investment activities of consolidated variable interest entities	10,631	13,001	24,728	28,746
Interest income	10,152	5,411	25,938	13,517
Other income (loss), net	(43,144)	3,085	(36,451)	1,888
Total Other Income (Loss)	(42,151)	176,780	58,314	64,796
Income before income tax (provision) benefit	289,198	381,784	983,477	443,750
Income tax (provision) benefit	231,896	(19,092)	195,345	(46,596)
Net Income	521,094	362,692	1,178,822	397,154
Net income attributable to Non-Controlling Interests	(157,824)	(191,171)	(501,672)	(220,285)
Net Income Attributable to Apollo Global Management, Inc.	363,270	171,521	677,150	176,869
Series A Preferred Stock Dividends	(4,382)	(4,383)	(13,148)	(13,149)
Series B Preferred Stock Dividends	(4,782)	(4,781)	(14,344)	(9,350)
Net Income Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$354,106	$162,357	$649,658	$154,370
Net Income Per Share of Class A Common Stock:
Net Income Available to Class A Common Stock – Basic	$1.64	$0.77	$3.07	$0.70
Net Income Available to Class A Common Stock – Diluted	$1.63	$0.77	$3.06	$0.70
Weighted Average Number of Shares of Class A Common Stock Outstanding – Basic	205,797,643	200,347,996	202,087,827	199,837,707
Weighted Average Number of Shares of Class A Common Stock Outstanding – Diluted	207,641,323	200,347,996	203,745,454	199,837,707

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(dollars in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$521,094	$362,692	$1,178,822	$397,154
Other Comprehensive Income (Loss), net of tax:
Currency translation adjustments, net of tax	(14,616)	(2,318)	(17,021)	(15,183)
Net gain (loss) from change in fair value of cash flow hedge instruments	50	27	(1,862)	79
Net gain (loss) on available-for-sale securities	(68)	(309)	162	(546)
Total Other Comprehensive Income (Loss), net of tax	(14,634)	(2,600)	(18,721)	(15,650)
Comprehensive Income	506,460	360,092	1,160,101	381,504
Comprehensive Income attributable to Non-Controlling Interests	(144,825)	(189,041)	(485,619)	(206,426)
Comprehensive Income Attributable to Apollo Global Management, Inc.	$361,635	$171,051	$674,482	$175,078

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(dollars in thousands, except share data)
The statements below for the three and nine months ended September 30, 2018 represent Apollo Global Management, Inc. as a limited liability company prior to the Conversion:

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Series A Preferred Shares	Series B Preferred Shares	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Apollo Global Management, LLC. Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at July 1, 2018	201,585,096	1	$264,398	$289,815	$1,429,307	$(430,335)	$(3,130)	$1,550,055	$269,162	$1,002,760	$2,821,977
Adoption of new accounting guidance	—	—	—	—	(34)	33	—	(1)	—	—	(1)
Dilution impact of issuance of Class A shares	—	—	—	—	(14)	—	—	(14)	—	—	(14)
Capital increase related to equity-based compensation	—	—	—	—	37,173	—	—	37,173	—	—	37,173
Distributions	—	—	(4,383)	(4,781)	(90,618)	—	—	(99,782)	(7,394)	(87,096)	(194,272)
Payments related to issuances of Class A shares for equity-based awards	216,022	—	—	—	—	(5,590)	—	(5,590)	—	—	(5,590)
Repurchase of Class A shares	(721,653)	—	—	—	(25,538)	—	—	(25,538)	—	—	(25,538)
Exchange of AOG Units for Class A shares	10,000	—	—	—	55	—	—	55	—	(53)	2
Net income	—	—	4,383	4,781	—	162,357	—	171,521	11,340	179,831	362,692
Currency translation adjustments, net of tax	—	—	—	—	—	—	(329)	(329)	(1,729)	(260)	(2,318)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	13	13	—	14	27
Net loss on available-for-sale securities	—	—	—	—	—	—	(154)	(154)	—	(155)	(309)
Balance at September 30, 2018	201,089,465	1	$264,398	$289,815	$1,350,331	$(273,535)	$(3,600)	$1,627,409	$271,379	$1,095,041	$2,993,829

Balance at January 1, 2018	195,267,669	1	$264,398	$—	$1,579,797	$(379,460)	$(1,809)	$1,462,926	$140,086	$1,294,784	$2,897,796
Adoption of new accounting guidance	—	—	—	—	(34)	(8,116)	—	(8,150)	—	(11,210)	(19,360)
Dilution impact of issuance of Class A shares	—	—	—	—	90	—	—	90	—	—	90
Equity issued in connection with Preferred shares offering	—	—	—	289,815	—	—	—	289,815	—	—	289,815
Capital increase related to equity-based compensation	—	—	—	—	94,238	—	—	94,238	—	—	94,238
Capital contributions	—	—	—	—	—	—	—	—	146,518	—	146,518
Distributions	—	—	(13,149)	(9,350)	(309,780)	—	—	(332,279)	(29,028)	(348,276)	(709,583)
Payments related to issuances of Class A shares for equity-based awards	2,202,634	—	—	—	—	(40,329)	—	(40,329)	—	—	(40,329)
Repurchase of Class A shares	(1,571,438)	—	—	—	(54,266)	—	—	(54,266)	—	—	(54,266)
Exchange of AOG Units for Class A shares	5,190,600	—	—	—	40,286	—	—	40,286	—	(32,880)	7,406
Net income	—	—	13,149	9,350	—	154,370	—	176,869	26,035	194,250	397,154
Currency translation adjustments, net of tax	—	—	—	—	—	—	(1,558)	(1,558)	(12,232)	(1,393)	(15,183)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	39	39	—	40	79
Net loss on available-for-sale securities	—	—	—	—	—	—	(272)	(272)	—	(274)	(546)
Balance at September 30, 2018	201,089,465	1	$264,398	$289,815	$1,350,331	$(273,535)	$(3,600)	$1,627,409	$271,379	$1,095,041	$2,993,829
The statements below for the three and nine months ended September 30, 2019 represent Apollo Global Management, Inc. as a corporation subsequent to the Conversion:

	Apollo Global Management, Inc. Stockholders
	Class A Shares	Class A Common Stock	Class B Shares	Class B Common Stock	Class C Common Stock
Balance at July 1, 2019	200,435,587	—	1	—	—
Issuance of Class C Common Stock resulting from the Conversion	—	—	—	—	1
Payments related to issuances of Class A Common Stock for equity-based awards	226,456	—	—	—	—
Repurchase of Class A Common Stock	(143,000)	—	—	—	—
Exchange of AOG Units for Class A Common Stock	21,884,253	—	—	—	—
Reclassifications resulting from the Conversion	(222,403,296)	222,403,296	(1)	1	—
Balance at September 30, 2019	—	222,403,296	—	1	1

Balance at January 1, 2019	201,400,500	—	1	—	—
Issuance of Class C Common Stock resulting from the Conversion	—	—	—	—	1
Payments related to issuances of Class A Common Stock for equity-based awards	2,737,557	—	—	—	—
Repurchase of Class A Common Stock	(3,719,014)	—	—	—	—
Exchange of AOG Units for Class A Common Stock	21,984,253	—	—	—	—
Reclassifications resulting from the Conversion	(222,403,296)	222,403,296	(1)	1	—
Balance at September 30, 2019	—	222,403,296	—	1	1

	Apollo Global Management, Inc. Stockholders
	Series A Preferred Shares	Series A Preferred Stock	Series B Preferred Shares	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Stockholders’ Equity
Balance at July 1, 2019	$264,398	$—	$289,815	$—	$1,052,259	$(222,007)	$(5,192)	$1,379,273	$280,662	$881,055	$2,540,990
Dilution impact of issuance of Class A Common Stock	—	—	—	—	17	—	—	17	—	—	17
Capital increase related to equity-based compensation	—	—	—	—	33,867	—	—	33,867	—	—	33,867
Capital contributions	—	—	—	—	—	—	—	—	555	—	555
Dividends	(4,382)	—	(4,782)	—	22,824	(127,629)	—	(113,969)	(10,944)	(122,899)	(247,812)
Payments related to issuances of Class A Common Stock for equity-based awards	—	—	—	—	860	(4,470)	—	(3,610)	—	—	(3,610)
Repurchase of Class A Common Stock	—	—	—	—	(4,610)	—	—	(4,610)	—	—	(4,610)
Exchange of AOG Units for Class A Common Stock	—	—	—	—	112,014	—	—	112,014	—	(95,438)	16,576
Net income	4,382	—	4,782	—	—	354,106	—	363,270	7,083	150,741	521,094
Currency translation adjustments, net of tax	—	—	—	—	—	—	(1,625)	(1,625)	(11,340)	(1,651)	(14,616)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	25	25	—	25	50
Net loss on available-for-sale securities	—	—	—	—	—	—	(35)	(35)	—	(33)	(68)
Reclassifications resulting from the Conversion	(264,398)	264,398	(289,815)	289,815	—	—	—	—	—	—	—
Balance at September 30, 2019	$—	$264,398	$—	$289,815	$1,217,231	$—	$(6,827)	$1,764,617	$266,016	$811,800	$2,842,433

	Apollo Global Management, Inc. Stockholders
	Series A Preferred Shares	Series A Preferred Stock	Series B Preferred Shares	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Stockholders’ Equity
Balance at January 1, 2019	$264,398	$—	$289,815	$—	$1,299,418	$(473,276)	$(4,159)	$1,376,196	$271,522	$804,122	$2,451,840
Dilution impact of issuance of Class A Common Stock	—	—	—	—	(8)	—	—	(8)	—	—	(8)
Capital increase related to equity-based compensation	—	—	—	—	102,189	—	—	102,189	—	—	102,189
Capital contributions	—	—	—	—	—	—	—	—	1,081	—	1,081
Dividends	(13,148)	—	(14,344)	—	(191,796)	(127,629)	—	(346,917)	(14,103)	(374,619)	(735,639)
Payments related to issuances of Class A Common Stock for equity-based awards	—	—	—	—	5,690	(48,753)	—	(43,063)	—	—	(43,063)
Repurchase of Class A Common Stock	—	—	—	—	(110,726)	—	—	(110,726)	—	—	(110,726)
Exchange of AOG Units for Class A Common Stock	—	—	—	—	112,464	—	—	112,464	—	(95,806)	16,658
Net income	13,148	—	14,344	—	—	649,658	—	677,150	20,888	480,784	1,178,822
Currency translation adjustments, net of tax	—	—	—	—	—	—	(1,820)	(1,820)	(13,372)	(1,829)	(17,021)
Net loss from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	(927)	(927)	—	(935)	(1,862)
Net gain on available-for-sale securities	—	—	—	—	—	—	79	79	—	83	162
Reclassifications resulting from the Conversion	(264,398)	264,398	(289,815)	289,815	—	—	—	—	—	—	—
Balance at September 30, 2019	$—	$264,398	$—	$289,815	$1,217,231	$—	$(6,827)	$1,764,617	$266,016	$811,800	$2,842,433

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(dollars in thousands, except share data)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$1,178,822	$397,154
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	132,404	123,643
Depreciation and amortization	11,442	11,215
Unrealized gains from investment activities	(39,250)	(14,555)
Principal investment income	(99,020)	(25,334)
Performance allocations	(682,462)	(129,776)
Change in fair value of contingent obligations	23,740	(7,953)
Loss from change in tax receivable agreement liability	38,575	—
Deferred taxes, net	(207,630)	38,682
Net loss related to cash flow hedge instruments	(1,974)	—
Non-cash lease expense	34,592	—
Other non-cash amounts included in net income, net	(24,686)	(18,768)
Cash flows due to changes in operating assets and liabilities:
Incentive fees receivable	3,699	(258)
Due from related parties	(64,891)	(65,697)
Accounts payable and accrued expenses	25,942	13,135
Accrued compensation and benefits	92,578	97,042
Deferred revenue	69,395	56,426
Due to related parties	56	(912)
Profit sharing payable	219,564	4,457
Lease liability	(24,266)	—
Other assets and other liabilities, net	(62,247)	(7,075)
Cash distributions of earnings from principal investments	34,311	55,913
Cash distributions of earnings from performance allocations	193,833	350,012
Satisfaction of contingent obligations	(1,827)	(6,947)
Apollo Fund and VIE related:
Net realized and unrealized gains from investing activities and debt	(22,568)	(33,341)
Purchases of investments	(309,262)	(359,847)
Proceeds from sale of investments	301,591	341,745
Changes in other assets and other liabilities, net	14,551	(48,071)
Net Cash Provided by Operating Activities	$835,012	$770,890
Cash Flows from Investing Activities:
Purchases of fixed assets	$(18,600)	$(10,010)
Proceeds from sale of investments	2,810	49,239
Purchase of investments	(15,048)	(80,677)
Purchase of U.S. Treasury securities	(541,530)	(449,865)
Proceeds from maturities of U.S. Treasury securities	390,336	425,830
Cash contributions to principal investments	(116,498)	(185,372)
Cash distributions from principal investments	47,869	84,036
Issuance of related party loans	(1,775)	(2,995)
Other investing activities	144	210
Net Cash Used in Investing Activities	$(252,292)	$(169,604)
Cash Flows from Financing Activities:
Principal repayments of debt	$(29)	$(300,000)
Issuance of Preferred Stock, net of issuance costs	—	289,815
Dividends to Preferred Stockholders	(27,492)	(22,499)
Issuance of debt	1,005,964	303,267
Satisfaction of tax receivable agreement	(37,234)	(50,267)
Repurchase of Class A Common Stock	(110,726)	(81,858)
Payments related to deliveries of Class A Common Stock for RSUs	(48,753)	(40,329)
Dividends paid	(319,425)	(309,780)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(374,619)	(348,276)
Other financing activities	(18,401)	(8,138)
Apollo Fund and VIE related:
Principal repayment of debt	—	(92,153)
Distributions paid to Non-Controlling Interests in consolidated entities	(11,347)	(24,988)
Contributions from Non-Controlling Interests in consolidated entities	860	147,189
Net Cash Provided by (Used in) Financing Activities	$58,798	$(538,017)
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	641,518	63,269
Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities, Beginning of Period	662,875	848,060
Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities, End of Period	$1,304,393	$911,329
Supplemental Disclosure of Cash Flow Information:
Interest paid	$54,584	$33,692
Interest paid by consolidated variable interest entities	10,602	12,979
Income taxes paid	42,253	8,036
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash distributions from principal investments	$(1,098)	$(26,817)
Non-cash purchases of other investments, at fair value	—	194,003
Non-cash sales of other investments, at fair value	—	(46,623)
Supplemental Disclosure of Non-Cash Financing Activities:
Capital increases related to equity-based compensation	$102,189	$94,238
Issuance of restricted shares	5,690	—
Other non-cash financing activities	(8)	90
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$168,058	$47,011
Due to related parties	(39,092)	(39,605)
Additional paid in capital	(16,658)	(7,406)
Non-Controlling Interest in Apollo Operating Group	95,806	32,880

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities to the Condensed Consolidated Statements of Financial Condition:
Cash and cash equivalents	$1,242,817	$854,574
Restricted cash	19,777	3,460
Cash held at consolidated variable interest entities	41,799	53,295
Total Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$1,304,393	$911,329
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

1. ORGANIZATION
Apollo Global Management, Inc. (“AGM Inc.”, together with its consolidated subsidiaries, the “Company” or “Apollo”) is a global alternative investment manager whose predecessor was founded in 1990. Its primary business is to raise, invest and manage credit, private equity and real assets funds as well as strategic investment accounts, on behalf of pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. For these investment management services, Apollo receives management fees generally related to the amount of assets managed, transaction and advisory fees, incentive fees and performance allocations related to the performance of the respective funds that it manages. Apollo has three primary business segments:

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

Organization of the Company
Effective September 5, 2019, Apollo Global Management, Inc. converted from a Delaware limited liability company named Apollo Global Management, LLC to a Delaware corporation named Apollo Global Management, Inc. The Company was formed as a Delaware limited liability company on July 3, 2007, and, until the Conversion, was managed by AGM Management, LLC, which is indirectly wholly-owned and controlled by Leon Black, Joshua Harris and Marc Rowan, its Managing Partners.
As of September 30, 2019, the Company owned, through six intermediate holding companies, 55.2% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly owned subsidiaries.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and certain of the Company’s other partners (the “Contributing Partners”) indirectly beneficially own interests in each of the entities that comprise the Apollo Operating Group (“AOG Units”). As of September 30, 2019, Holdings owned the remaining 44.8% of the economic interests in the Apollo Operating Group. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.
Conversion to a Corporation
On September 4, 2019, AGM LLC notified the New York Stock Exchange (the “NYSE”) that a Certificate of Conversion (the “Certificate of Conversion”) had been filed with the Secretary of State of the State of Delaware. Effective at 12:01 a.m. (Eastern Time) on September 5, 2019 (the “Effective Time”), (i) each Class A share (“Class A Share”) representing limited liability company interests of AGM LLC outstanding immediately prior to the Effective Time converted into one issued and outstanding, fully paid and nonassessable share of Class A common stock, $0.00001 par value per share, of the Company (“Class A Common Stock”), (ii) the Class B share (the “Class B Share”) representing limited liability company interests of AGM LLC outstanding immediately prior to the Effective Time converted into one issued and outstanding, fully paid and nonassessable share of Class B common stock, $0.00001 par value per share, of the Company (the “Class B Common Stock”), (iii) each Series A preferred share (“Series A Preferred Share”) representing limited liability company interests of AGM LLC outstanding immediately prior to the Effective Time converted into one issued and outstanding, fully paid and nonassessable share of Series A preferred stock, having a liquidation preference of $25.00 per share, of the Company (“Series A Preferred Stock”), (iv) each Series B preferred share (“Series B Preferred Share”) representing limited liability company interests of AGM LLC outstanding immediately prior to the Effective Time converted into one issued and outstanding, fully paid and nonassessable share of Series B preferred stock, having a liquidation preference of $25.00 per share, of the Company (“Series B Preferred Stock”) and (v) AGM Management, LLC, a Delaware limited liability company (the “Former Manager”), was granted one issued and outstanding, fully paid and nonassessable share of Class C common stock, $0.00001 par value per share, of the Company (“Class C Common Stock”), which

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

bestows to its holder certain management rights over the Company. Prior to the Effective Time, the Former Manager held all such management powers over the business and affairs of AGM LLC pursuant to the Third Amended and Restated Limited Liability Company Agreement of AGM LLC, dated as of March 19, 2018.
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

APOLLO GLOBAL MANAGEMENT, INC.
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
Cash and Cash Equivalents
Apollo considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include money market funds and U.S. Treasury securities with original maturities of three months or less when purchased. Interest income from cash and cash equivalents is recorded in interest income in the condensed consolidated statements of operations. The carrying values of the money market funds and U.S. Treasury securities were $302.3 million and $231.8 million as of September 30, 2019 and December 31, 2018, respectively, which approximate their fair values due to their short-term nature and are categorized as Level I within the fair value hierarchy. Substantially all of the Company’s cash on deposit is in interest bearing accounts with major financial institutions and exceed insured limits.
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

APOLLO GLOBAL MANAGEMENT, INC.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Financial Instruments held by Consolidated VIEs
The Company measures both the financial assets and financial liabilities of the consolidated CLOs in its condensed consolidated financial statements using the fair value of the financial assets of the consolidated CLOs, which are more observable than the fair value of the financial liabilities of the consolidated CLOs. As a result, the financial assets of the consolidated CLOs are measured at fair value and the financial liabilities are measured in consolidation as: (i) the sum of the fair value of the financial assets and the carrying value of any non-financial assets that are incidental to the operations of the CLOs less (ii) the sum of the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interest retained by the Company) using a reasonable and consistent methodology. Under the measurement alternative, net income attributable to Apollo Global Management, Inc. reflects the Company’s own economic interests in the consolidated CLOs including (i) changes in the fair value of the beneficial interests retained by the Company and (ii) beneficial interests that represent compensation for collateral management services.
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
Lease assets also include any lease payments made (e.g. pre-paid rent) and are reduced by any deferred rent liabilities arising from lease escalation provisions and lease incentives within the Company’s lease agreements. Accordingly, as of September 30, 2019, the difference between lease assets and lease liabilities represents the Company’s deferred rent liabilities that are netted against the lease asset amount. Certain lease agreements contain lease escalation or lease incentive provisions based on the terms of the arrangement with the landlord. Lease escalations and lease incentives, if any, are recognized on a straight-line basis over the lease term. The Company’s lease agreements may also include options to extend or terminate the lease. Options to extend would not be included in the lease term until it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term and is recorded within general, administrative and other in the condensed consolidated statements of operations. The Company has lease agreements with non-lease components (e.g. estimated operating expenses associated with the lease), which are accounted for separately.
Other Assets
Other assets primarily includes fixed assets, net, deferred equity-based compensation and prepaid expenses. During 2019, the presentation of intangible assets, net was combined with other assets on the condensed consolidated statements of financial condition and the prior period was recast to conform to the current presentation.

APOLLO GLOBAL MANAGEMENT, INC.
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
Additionally, Apollo earns advisory fees pursuant to the terms of the advisory agreements with certain of the portfolio companies that are owned by the funds Apollo manages. When Apollo receives a payment from a portfolio company that exceeds the advisory fees earned at that point in time, the excess payment is recorded as deferred revenue in the condensed consolidated statements of financial condition. The advisory agreements with the portfolio companies vary in duration and the associated fees are received monthly, quarterly or annually. Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $77.1 million of revenue recognized during the nine months ended September 30, 2019 that was previously deferred as of January 1, 2019.
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

APOLLO GLOBAL MANAGEMENT, INC.
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

APOLLO GLOBAL MANAGEMENT, INC.
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
Profit sharing amounts are generally not paid until the related performance revenue is distributed to the general partner upon realization of the fund’s investments. Under certain profit sharing arrangements, the Company requires that a portion of certain of the performance revenues distributed to its employees be used to purchase restricted shares of Class A Common Stock issued under the Company’s 2007 Omnibus Equity Incentive Plan, which, effective as of July 22, 2019, was amended, restated and renamed the 2019 Omnibus Equity Incentive Plan (the “Equity Plan”). Prior to distribution of the performance revenue, the Company records the value of the equity-based awards expected to be granted in other assets and other liabilities within the condensed consolidated statements of financial condition. Such equity-based awards are recorded as equity-based compensation expense over the relevant service period once granted.
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

APOLLO GLOBAL MANAGEMENT, INC.
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
Income Taxes
Prior to the Conversion, certain entities in the Apollo Operating Group operated as partnerships for U.S. federal income tax purposes. As a result, these members of the Apollo Operating Group were not subject to U.S. federal income taxes. However, certain of these entities were subject to New York City unincorporated business taxes (“NYC UBT”) and certain non-U.S. entities were subject to non-U.S. corporate income taxes. Effective September 5, 2019, Apollo Global Management, LLC converted from a Delaware limited liability company to a Delaware corporation named Apollo Global Management, Inc. Subsequent to the Conversion, we expect that all of the income the Company earns will be subject to U.S. corporate income taxes, which could result in an overall higher income tax expense (or benefit) in periods subsequent to the Conversion.
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
Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amount of assets and liabilities and their respective tax basis using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period during which the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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

APOLLO GLOBAL MANAGEMENT, INC.
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
Recently Issued Accounting Standards Effective on January 1, 2020
In June 2016, the FASB issued guidance intended to provide financial statement users with more useful information about the expected credit losses on financial instruments held by a reporting entity at each reporting date. To achieve this objective, the new guidance replaces the incurred loss methodology in current GAAP with a methodology that reflects expected credit losses. The new guidance will affect entities to varying degrees depending on the credit quality of the assets held by the entity, their duration, and how the entity applies current GAAP. The new guidance is effective for the Company on January 1, 2020 and early adoption is permitted. The new guidance is not expected to have a material impact on the condensed consolidated financial statements of the Company.
In January 2017, the FASB issued guidance intended to simplify the test for goodwill impairment. The new guidance removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment (Step 2). Under the new guidance, a goodwill impairment is calculated as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in the reporting unit. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be performed prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The guidance is not expected to have a material impact on the condensed consolidated financial statements of the Company.
3. INVESTMENTS
The following table presents Apollo’s investments:

	As of September 30, 2019	As of December 31, 2018
Investments, at fair value	$959,095	$900,959
Equity method investments	1,033,237	909,471
Performance allocations	1,480,577	912,182
Total Investments	$3,472,909	$2,722,612

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Company is entitled to receive performance allocations. For those investments, changes in fair value are presented in principal investment income.
As of September 30, 2019 and for the three and nine months ended September 30, 2019, no equity method investment held by Apollo met the significance criteria as defined by the SEC. Although the following disclosure is not required by the significance criteria for the nine months ended September 30, 2019, the Company chose to continue to include this information as it was disclosed in its 2018 Annual Report. The following table presents summarized financial information of Athene Holding:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019(1)	2018	2019(1)	2018
	(in millions)
Statements of Operations
Revenues	$3,369	$2,576	$9,484	$5,389
Expenses	2,619	1,897	8,141	4,067
Income before income tax provision	750	679	1,343	1,322
Income tax provision	30	56	19	165
Net income	$720	$623	$1,324	$1,157

(1)
The financial information for the three and nine months ended September 30, 2019 is presented a quarter in arrears and reflects the financial information for the three and nine months ended June 30, 2019, which represents the latest available financial information as of the date of this report.

Net Gains (Losses) from Investment Activities
The following table presents the realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Realized gains on sales of investments, net	$—	$1	$45	$67
Net change in unrealized gains (losses) due to changes in fair value	(19,790)	155,282	44,054	20,578
Net gains (losses) from investment activities	$(19,790)	$155,283	$44,099	$20,645

Equity Method Investments
Apollo’s equity method investments include its investments in the credit, private equity and real assets funds it manages, which are not consolidated, but in which the Company exerts significant influence. Apollo’s share of net income generated by these investments is recorded in principal investment income in the condensed consolidated statements of operations.
Equity method investments consisted of the following:

	Equity Held as of
	September 30, 2019	(4)	December 31, 2018	(4)
Credit(2)	$311,108		$279,888
Private Equity(1)	623,836		534,818
Real Assets	98,293		94,765
Total equity method investments(3)	$1,033,237		$909,471

(1)
The equity method investment in Fund VIII was $398.7 million and $356.6 million as of September 30, 2019 and December 31, 2018, respectively, representing an ownership percentage of 2.2% and 2.2% as of September 30, 2019 and December 31, 2018, respectively.

(2)
The equity method investment in AINV was $52.0 million and $53.9 million as of September 30, 2019 and December 31, 2018, respectively. The value of the Company’s investment in AINV was $47.2 million and $36.7 million based on the quoted market price of AINV as of September 30, 2019 and December 31, 2018, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(3)	Certain funds invest across multiple segments. The presentation in the table above is based on the classification of the majority of such funds’ investments.

(4)	Some amounts included are a quarter in arrears.
Performance Allocations
Performance allocations from credit, private equity and real assets funds consisted of the following:

	As of September 30, 2019	As of December 31, 2018
Credit	$371,184	$241,896
Private Equity	939,356	520,892
Real Assets	170,037	149,394
Total performance allocations	$1,480,577	$912,182
The table below provides a roll forward of the performance allocations balance:

	Credit	Private Equity	Real Assets	Total
Performance allocations, January 1, 2019	$241,896	$520,892	$149,394	$912,182
Change in fair value of funds	184,787	553,723	23,716	762,226
Fund distributions to the Company	(55,499)	(135,259)	(3,073)	(193,831)
Performance allocations, September 30, 2019	$371,184	$939,356	$170,037	$1,480,577

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
4. PROFIT SHARING PAYABLE
Profit sharing payable consisted of the following:

	As of September 30, 2019	As of December 31, 2018
Credit	$252,893	$178,093
Private Equity	369,400	205,617
Real Assets	71,325	68,431
Total profit sharing payable	$693,618	$452,141

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The table below provides a roll forward of the profit sharing payable balance:

	Credit	Private Equity	Real Assets	Total
Profit sharing payable, January 1, 2019	$178,093	$205,617	$68,431	$452,141
Profit sharing expense	97,341	212,303	7,148	316,792
Payments/other	(22,541)	(48,520)	(4,254)	(75,315)
Profit sharing payable, September 30, 2019	$252,893	$369,400	$71,325	$693,618

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
As discussed in note 2, under certain profit sharing arrangements, the Company requires that a portion of certain of the performance revenues distributed to its employees be used to purchase restricted shares of Class A Common Stock issued under its Equity Plan. Prior to distribution of the performance revenues, the Company records the value of the equity-based awards expected to be granted in other assets and other liabilities within the condensed consolidated statements of financial condition. See note 7 for further disclosure regarding deferred equity-based compensation.
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
The assets of consolidated CLOs are not available to creditors of the Company. In addition, the investors in these consolidated CLOs have no recourse against the assets of the Company. The Company measures both the financial assets and the financial liabilities of the CLOs using the fair value of the financial assets as further described in note 2. The Company has elected the fair value option for financial instruments held by its consolidated CLOs, which includes investments in loans and corporate bonds, as well as debt obligations and contingent obligations held by such consolidated CLOs. Other assets include amounts due from brokers and interest receivables. Other liabilities include payables for securities purchased, which represent open trades within the consolidated CLOs and primarily relate to corporate loans that are expected to settle within 60 days. As of September 30, 2019 and December 31, 2018, the Company held investments of $42.2 million and $44.2 million, respectively, in consolidated foreign currency denominated CLOs, which eliminate in consolidation.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Net Gains from Investment Activities of Consolidated Variable Interest Entities
The following table presents net gains from investment activities of the consolidated VIEs:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019	(1)	2018	(1)	2019	(1)	2018	(1)
Net gains from investment activities	$14,892		$17,898		$38,679		$23,211
Net gains (losses) from debt	(5,217)		(6,131)		(16,287)		2,043
Interest and other income	7,357		8,391		20,772		27,118
Interest and other expenses	(6,401)		(7,157)		(18,436)		(23,626)
Net gains from investment activities of consolidated variable interest entities	$10,631		$13,001		$24,728		$28,746

(1)	Amounts reflect consolidation eliminations.
Senior Secured Notes, Subordinated Notes and Secured Borrowings
Included within debt are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs:

	As of September 30, 2019				As of December 31, 2018
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)	$730,820	1.67%		10.4	$768,860	1.67%		11.2
Subordinated Notes(2)	90,951	N/A	(1)	20.7	95,686	N/A	(1)	21.4
Secured Borrowings(2)(3)	18,976	3.82%		8.1	18,976	3.42%		8.8
Total	$840,747				$883,522

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.

(2)
The debt of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. The fair value of the debt and collateralized assets of the Senior Secured Notes, Subordinated Notes and Secured Borrowings are presented below:

	As of September 30, 2019	As of December 31, 2018
Debt, at fair value	$828,824	$855,461
Collateralized assets	$1,244,868	$1,290,891

(3)
Secured borrowings consist of a consolidated VIE’s obligation through a repurchase agreement redeemable at maturity with a third party lender. The fair value of the secured borrowings as of September 30, 2019 and December 31, 2018 was $19.0 million and $19.0 million, respectively.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of September 30, 2019, the Company was not aware of any instances of non-compliance with any of these covenants.
As of September 30, 2019, the contractual maturities for debt of the consolidated VIEs is greater than 5 years.
Variable Interest Entities Which are Not Consolidated
The Company holds variable interests in certain VIEs which are not consolidated, as it has been determined that Apollo is not the primary beneficiary.

APOLLO GLOBAL MANAGEMENT, INC.
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

	As of September 30, 2019	As of December 31, 2018
Assets:
Cash	$136,966	$404,660
Investments	5,802,434	4,919,118
Receivables	78,748	126,873
Total Assets	$6,018,148	$5,450,651

Liabilities:
Debt and other payables	$3,391,389	$3,673,219
Total Liabilities	$3,391,389	$3,673,219

Apollo Exposure(1)	$261,111	$244,894

(1)
Represents Apollo’s direct investment in those entities in which Apollo holds a significant variable interest and certain other investments. Additionally, cumulative performance allocations are subject to reversal in the event of future losses, as discussed in note 15.

6. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of September 30, 2019
	Level I	Level II	Level III		Total	Cost
Assets
U.S. Treasury securities, at fair value	$551,681	$—	$—		$551,681	$532,589
Investments, at fair value:
Investment in Athene Holding	804,447	—	—		804,447	592,561
Other investments	—	42,018	112,630	(1)	154,648	136,618
Total investments, at fair value	804,447	42,018	112,630		959,095	729,179
Investments of VIEs, at fair value	—	864,734	298,405		1,163,139
Investments of VIEs, valued using NAV	—	—	—		842
Total investments of VIEs, at fair value	—	864,734	298,405		1,163,981
Derivative assets(2)	—	468	—		468
Total Assets	$1,356,128	$907,220	$411,035		$2,675,225

Liabilities
Liabilities of VIEs, at fair value	$—	$828,824	$—		$828,824
Contingent consideration obligations(3)	—	—	96,400		96,400
Derivative liabilities(2)	—	89	—		89
Total Liabilities	$—	$828,913	$96,400		$925,313

APOLLO GLOBAL MANAGEMENT, INC.
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

(1)
Other investments as of September 30, 2019 and December 31, 2018 excludes $25.0 million and $17.0 million, respectively, of performance allocations classified as Level III related to certain investments for which the Company has elected the fair value option. The Company’s policy is to account for performance allocations as investments.

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
The following tables summarize the changes in financial assets measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended September 30, 2019
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$114,439	$301,066	$415,505
Sales of investments/distributions	(932)	—	(932)
Changes in net unrealized gains	1,484	10,006	11,490
Cumulative translation adjustment	(4,054)	(12,667)	(16,721)
Transfer into Level III(1)	1,693	—	1,693
Balance, End of Period	$112,630	$298,405	$411,035
Change in net unrealized gains included in net gains from investment activities related to investments still held at reporting date	$1,484	$—	$1,484
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	10,005	10,005

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended September 30, 2018
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$60,871	$268,623	$329,494
Purchases	22,774	7,162	29,936
Sale of investments/distributions	(20,972)	—	(20,972)
Net realized gains	1	—	1
Changes in net unrealized gains	658	11,701	12,359
Cumulative translation adjustment	972	(9,056)	(8,084)
Transfer out of Level III(1)	(1,616)	—	(1,616)
Balance, End of Period	$62,688	$278,430	$341,118
Change in net unrealized gains included in net gains from investment activities related to investments still held at reporting date	$592	$—	$592
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	11,701	11,701

	For the Nine Months Ended September 30, 2019
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$96,370	$295,987	$392,357
Purchases	15,048	—	15,048
Sale of investments/distributions	(2,810)	—	(2,810)
Changes in net unrealized gains	8,057	21,178	29,235
Cumulative translation adjustment	(4,799)	(14,644)	(19,443)
Transfer into Level III(1)	1,693	—	1,693
Transfer out of Level III(1)	(929)	(4,116)	(5,045)
Balance, End of Period	$112,630	$298,405	$411,035
Change in net unrealized gains included in principal investment income related to investments still held at reporting date	$8,057	$—	$8,057
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	21,178	21,178

	For the Nine Months Ended September 30, 2018
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$35,701	$132,348	$168,049
Purchases	88,536	144,984	233,520
Sale of investments/distributions	(49,288)	(14,205)	(63,493)
Net realized gains (losses)	416	(1,112)	(696)
Changes in net unrealized gains	2,078	28,820	30,898
Cumulative translation adjustment	43	(13,532)	(13,489)
Transfer into Level III(1)	4,558	18,783	23,341
Transfer out of Level III(1)	(19,356)	(17,656)	(37,012)
Balance, End of Period	$62,688	$278,430	$341,118
Change in net unrealized losses included in principal investment income related to investments still held at reporting date	$2,012	$—	$2,012
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	27,664	27,664

(1)
Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table summarizes the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended September 30,
	2019	2018
	Contingent Consideration Obligations	Contingent Consideration Obligations
Balance, Beginning of Period	$93,223	$82,000
Payments	(512)	(4,383)
Changes in net unrealized (gains) losses(1)	3,689	83
Balance, End of Period	$96,400	$77,700

	For the Nine Months Ended September 30,
	2019	2018
	Contingent Consideration Obligations	Liabilities of Consolidated VIEs & Apollo Funds	Contingent Consideration Obligations	Total
Balance, Beginning of Period	$74,487	$12,620	$92,600	$105,220
Payments	(1,827)	(12,620)	(6,947)	(19,567)
Changes in net unrealized (gains) losses(1)	23,740	—	(7,953)	(7,953)
Balance, End of Period	$96,400	$—	$77,700	$77,700

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.
The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy:

	As of September 30, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Other investments	$5,319	Third Party Pricing	N/A	N/A	N/A
	107,311	Discounted cash flow	Discount rate	15.0% - 16.0%	15.6%
Investments of consolidated VIEs:
Equity securities	298,405	Book value multiple	Book value multiple	0.58x	0.58x
		Discounted cash flow	Discount rate	11.9%	11.9%
Total Financial Assets	$411,035
Financial Liabilities
Contingent consideration obligation	$96,400	Discounted cash flow	Discount rate	17.0%	17.0%
Total Financial Liabilities	$96,400

APOLLO GLOBAL MANAGEMENT, INC.
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

Fair Value Measurement of Investment in Athene Holding
As of September 30, 2019 and December 31, 2018, the fair value of Apollo’s Level I investment in Athene Holding was calculated using the closing market price of Athene Holding shares of $42.06 and $39.83, respectively.
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
Consolidated VIEs
Investments
As of September 30, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurement of the equity securities include the discount rate applied and the book value multiples applied in the valuation models. These unobservable inputs in isolation can cause significant increases or decreases in fair value. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. When a comparable multiple model is used to determine fair value, the comparable multiples are generally multiplied by the underlying companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) to establish the total enterprise value of the company. The comparable multiple is determined based on the implied trading multiple of public industry peers.
Liabilities
As of September 30, 2019 and December 31, 2018, the debt obligations of the consolidated CLOs were measured on the basis of the fair value of the financial assets of the CLOs as the financial assets were determined to be more observable and, as a result, categorized as Level II in the fair value hierarchy.
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

APOLLO GLOBAL MANAGEMENT, INC.
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

APOLLO GLOBAL MANAGEMENT, INC.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

7. OTHER ASSETS
Other assets consisted of the following:

	As of September 30, 2019	As of December 31, 2018
Fixed assets	$119,952	$109,039
Less: Accumulated depreciation and amortization	(93,850)	(89,049)
Fixed assets, net	26,102	19,990
Deferred equity-based compensation(1)	117,622	80,443
Prepaid expenses	47,823	49,648
Intangible assets, net	19,945	18,899
Tax receivables	44,374	10,464
Other	22,798	12,725
Total Other Assets	$278,664	$192,169

(1)
Deferred equity-based compensation relates to the value of equity-based awards that have been or are expected to be granted in connection with the settlement of certain profit sharing arrangements. A corresponding amount for awards expected to be granted of $98.4 million and $54.5 million, as of September 30, 2019 and December 31, 2018, respectively, is included in other liabilities on the condensed consolidated statements of financial condition.

Depreciation expense was $2.5 million and $2.2 million for the three months ended September 30, 2019 and 2018, respectively, and $7.1 million and $6.4 million for the nine months ended September 30, 2019 and 2018, respectively, and is presented as a component of general, administrative and other expense in the condensed consolidated statements of operations.
8. LEASES
Apollo has operating leases for office space, data centers, and certain equipment under various lease agreements.
The table below presents operating lease expenses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Operating lease cost	$11,249	$9,465	$30,537	$27,957
The following table presents supplemental cash flow information related to operating leases:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Operating cash flows for operating leases	$582	$9,592	$20,212	$26,195

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

As of September 30, 2019, the Company’s total lease payments by maturity are presented in the following table:

Operating Leases
Remaining 2019	$8,607
2020	25,893
2021	24,807
2022	20,674
2023	19,181
Thereafter	156,460
Total lease payments	$255,622
Less imputed interest	(47,949)
Present value of lease payments	$207,673

The Company has undiscounted future operating lease payments of $278.5 million related to leases that have not commenced that were entered into as of and subsequent to September 30, 2019. Such lease payments are not yet included in the table above or the Company’s condensed consolidated statements of financial condition as lease assets and lease liabilities. These operating leases are anticipated to commence between fiscal years 2019 and 2021 with lease terms of approximately 15 years.
Supplemental information related to leases is as follows:

As of September 30, 2019
Weighted average remaining lease term (in years)	12.5
Weighted average discount rate	1.6%

As of December 31, 2018, the approximate aggregate minimum future payments required for operating leases under U.S. GAAP applicable to that period were as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
Aggregate minimum future payments	$39,970	$25,923	$33,022	$36,243	$35,231	$400,889	$571,278

9. INCOME TAXES
The Company’s income tax (provision) benefit totaled $231.9 million and $(19.1) million for the three months ended September 30, 2019 and 2018, respectively, and $195.3 million and $(46.6) million for the nine months ended September 30, 2019 and 2018, respectively. The Company’s effective tax rate was approximately (80.2)% and 5.0% for the three months ended September 30, 2019 and 2018, respectively, and (19.9)% and 10.5% for the nine months ended September 30, 2019 and 2018, respectively.
Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Based upon the Company’s review of its federal, state, local and foreign income tax returns and tax filing positions, the Company determined that no unrecognized tax benefits for uncertain tax positions were required to be recorded, including any additional items related to the Conversion. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months.
The primary jurisdictions in which the Company operates are the United States, New York State, New York City, California and the United Kingdom. There are no unremitted earnings with respect to the United Kingdom and other foreign entities.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of September 30, 2019, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2015 through 2017 are open under the general statute of limitations provisions and therefore subject to

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

examination. Currently, the Internal Revenue Service is examining the tax return of a subsidiary for the 2011 tax year. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2013.
Prior to the Conversion, Apollo and certain of its subsidiaries operated in the U.S. as partnerships for income tax purposes. Effective September 5, 2019, Apollo Global Management, Inc. converted from a Delaware limited liability company named Apollo Global Management, LLC to a Delaware corporation named Apollo Global Management, Inc. Subsequent to the Conversion, we expect that all of the income we earn will be subject to U.S. corporate income taxes, which could result in an overall higher income tax expense (or benefit) in periods subsequent to the Conversion. As of September 30, 2019, the Company recorded a net deferred tax benefit of $207.5 million.
The Company’s income tax provision and related income tax assets and liabilities are based on, among other things, an estimate of the impact of the Conversion. This includes the impact of the step-up in tax basis of certain assets related to prior exchanges of the Managing Partners’ and Contributing Partners’ AOG units for Class A Common Stock. Additionally, the estimate includes an analysis, as of September 5, 2019, of the difference between tax and book basis of certain partnerships and related underlying assets and liabilities previously not subject to corporate income taxes.
The Company’s estimate of income tax assets and liabilities is based on the most recent information available; however, the impact of the Conversion cannot be fully determined until the analysis of the tax and book basis of underlying assets of certain partnerships not previously subject to corporate income taxes has been finalized. The Company does not expect such information and analysis to be available until 2020. The tax basis of the partnerships and their underlying assets and liabilities are based on estimates subject to finalization of the Company’s 2019 tax return information. As a result, the impact of the Conversion may differ, possibly materially, from the current estimates described herein.
The Company recorded additional deferred tax assets as a result of the step-up in tax basis of intangibles from subsequent exchanges of AOG Units for Class A Common Stock. A related tax receivable agreement liability is recorded in due to related parties in the condensed consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among APO Corp., the Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 14). The benefit the Company obtains from the difference in the tax asset recognized and the related liability results in an increase to additional paid in capital. The amortization period for a portion of these tax basis intangibles is 15 years and the remaining portion relates to the disposition of the underlying assets to which the step-up was attributable. The associated deferred tax assets will reverse over the same corresponding time periods.
The table below presents the impact to the deferred tax asset, tax receivable agreement liability and additional paid in capital related to the exchange of AOG Units for Class A Common Stock.

Exchange of AOG Units for Class A Common Stock	Increase in Deferred Tax Asset		Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Nine Months Ended September 30, 2019	$168,058	(1)	$39,092	$16,658
For the Nine Months Ended September 30, 2018	$47,011		$39,605	$7,406

(1)
For the nine months ended September 30, 2019, $150.9 million and $38.6 million of the increase in deferred tax asset and the increase in tax receivable agreement liability, respectively, shown above are related to the step-up in assets from AOG Unit exchanges in prior years triggered by the Conversion, and therefore do not increase additional paid in capital, but rather increase income tax benefit and decrease other income, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

10. DEBT
Debt consisted of the following:

	As of September 30, 2019				As of December 31, 2018
	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate
2024 Senior Notes(1)	$497,001	$527,393	(4)	4.00%	$496,512	$498,736	(4)	4.00%
2026 Senior Notes(1)	496,576	533,904	(4)	4.40	496,191	502,107	(4)	4.40
2029 Senior Notes(1)	674,719	751,179	(4)	4.87	—	—		—
2039 Senior Secured Guaranteed Notes(1)	315,864	348,547	(5)	4.77	—	—		—
2048 Senior Notes(1)	296,479	343,374	(4)	5.00	296,386	290,714	(4)	5.00
2014 AMI Term Facility I(2)	14,860	14,860	(3)	2.00	15,633	15,633	(3)	2.00
2014 AMI Term Facility II(2)	16,783	16,783	(3)	1.75	17,657	17,657	(3)	1.75
2016 AMI Term Facility I(2)	18,385	18,385	(3)	1.30	19,371	19,371	(3)	1.32
2016 AMI Term Facility II(2)	17,773	17,772	(3)	1.40	18,698	18,698	(3)	1.70
Total Debt	$2,348,440	$2,572,197			$1,360,448	$1,362,916

(1)	Includes amortization of note discount, as applicable. Outstanding balance is presented net of unamortized debt issuance costs:

	As of September 30, 2019	As of December 31, 2018
2024 Senior Notes	$2,532	$2,946
2026 Senior Notes	3,131	3,483
2029 Senior Notes	6,090	—
2039 Senior Secured Guaranteed Notes	9,136	—
2048 Senior Notes	3,214	3,298

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

APOLLO GLOBAL MANAGEMENT, INC.
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
2018 AMH Credit Facility—On July 11, 2018, AMH as borrower (the “Borrower”) entered into a new credit agreement (the “2018 AMH Credit Facility”) with the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent for the lenders. The 2018 AMH Credit Facility provides for a $750 million revolving credit facility to the Borrower with a final maturity date of July 11, 2023. The 2018 AMH Credit Facility is to remain available until its maturity, and any undrawn revolving commitments bear a commitment fee. The interest rate on the 2018 AMH Credit Facility is based on adjusted LIBOR and the applicable margin as of September 30, 2019 was 1.00%. The commitment fee on the $750 million undrawn 2018 AMH Credit Facility as of September 30, 2019 was 0.09%.
Borrowings under the 2018 AMH Credit Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. The Borrower may incur incremental facilities in respect of the 2018 AMH Credit Facility in an aggregate amount not to exceed $250 million plus additional amounts so long as the Borrower is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. As of September 30, 2019, the 2018 AMH Credit Facility was undrawn.
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
2029 Senior Notes—On February 7, 2019, AMH issued $550 million in aggregate principal amount of its 4.872% Senior Notes due 2029, at an issue price of 99.999% of par. On June 11, 2019, AMH issued an additional $125 million in aggregate principal amount of its 4.872% Senior Notes due 2029 (the “Additional Notes”). The Additional Notes constitute a single class of securities with the previously issued senior notes due 2029 (collectively, the “2029 Senior Notes”). Interest on the 2029 Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 2029 Senior Notes will mature on February 15, 2029. The discount is amortized into interest expense on the condensed consolidated statements of operations over the term of the 2029 Senior Notes. The Company is obligated to settle the 2029 Senior Notes for the face amount of $675 million.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

As of September 30, 2019, the indentures governing the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes and the 2048 Senior Notes (the “Indentures”) include covenants that restrict the ability of AMH and, as applicable, the guarantors of the notes under the Indentures to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries, or merge, consolidate or sell, transfer or lease assets. The Indentures also provide for customary events of default.
As of September 30, 2019, the indenture governing the 2039 Senior Secured Guaranteed Notes includes a series of covenants and restrictions customary for transactions of this type, including covenants that (i) require the Issuer to maintain specified reserve accounts to be used to make required payments in respect of the 2039 Senior Secured Guaranteed Notes, (ii) relate to prepayments and related payments of specified amounts, including specified make-whole payments under certain circumstances and (iii) relate to recordkeeping, access to information and similar matters.
The following table presents the interest expense incurred related to the Company’s debt:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Interest Expense:(1)
2013 AMH Credit Facilities	$—	$80	$—	$2,324
2018 AMH Credit Facility	334	232	961	232
2024 Senior Notes	5,163	5,163	15,489	15,489
2026 Senior Notes	5,629	5,629	16,885	16,885
2029 Senior Notes	8,412	—	19,514	—
2039 Senior Secured Guaranteed Notes	4,112	—	5,071	—
2048 Senior Notes	3,781	3,783	11,343	8,228
AMI Term Facilities	402	322	980	1,010
Total Interest Expense	$27,833	$15,209	$70,243	$44,168

(1)
Debt issuance costs incurred in connection with the 2013 AMH Credit Facilities, the 2018 AMH Credit Facility, the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2039 Senior Secured Guaranteed Notes and the 2048 Senior Notes are amortized into interest expense over the term of the debt arrangement.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

11. NET INCOME PER SHARE OF CLASS A COMMON STOCK
The table below presents basic and diluted net income per share of Class A Common Stock using the two-class method:

	Basic and Diluted
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to Apollo Global Management, Inc. Class A Common Stockholders	$354,106	$162,357	$649,658	$154,370
Dividends declared on Class A Common Stock(1)	(100,355)	(86,468)	(305,901)	(296,093)
Dividends on participating securities(2)	(4,450)	(4,150)	(13,524)	(13,687)
Earnings allocable to participating securities	(11,440)	(3,633)	(16,003)	—	(3)
Undistributed income (loss) attributable to Class A Common Stockholders: Basic	237,861	68,106	314,230	(155,410)
Dilution effect on distributable income attributable to unvested RSUs	1,200	—	2,355	—
Undistributed income (loss) attributable to Class A Common Stockholders: Diluted	$239,061	$68,106	$316,585	$(155,410)
Denominator:
Weighted average number of shares of Class A Common Stock outstanding: Basic	205,797,643	200,347,996	202,087,827	199,837,707
Dilution effect of unvested RSUs	1,843,680	—	1,657,627	—
Weighted average number of shares of Class A Common Stock outstanding: Diluted	207,641,323	200,347,996	203,745,454	199,837,707
Net Income per share of Class A Common Stock: Basic(4)
Distributed Income	$0.50	$0.43	$1.52	$1.47
Undistributed Income (Loss)	1.14	0.34	1.55	(0.77)
Net Income per share of Class A Common Stock: Basic	$1.64	$0.77	$3.07	$0.70
Net Income per share of Class A Common Stock: Diluted(4)
Distributed Income	$0.49	$0.43	$1.51	$1.47
Undistributed Income (Loss)	1.14	0.34	1.55	(0.77)
Net Income per share of Class A Common Stock: Diluted	$1.63	$0.77	$3.06	$0.70

(1)	See note 13 for information regarding the quarterly dividends declared and paid during 2019 and 2018.

(2)	Participating securities consist of vested and unvested RSUs that have rights to dividends and unvested restricted shares.

(3)
No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A Common Stockholders.

(4)
For the three and nine months ended September 30, 2019, unvested RSUs were determined to be dilutive, and were accordingly included in the diluted earnings per share calculation. For the three and nine months ended September 30, 2019, the share options, AOG Units and participating securities were determined to be anti-dilutive and were accordingly excluded from the diluted earnings per share calculation. For the three and nine months ended September 30, 2018, all of the classes of securities were determined to be anti-dilutive.

The Company has granted RSUs that provide the right to receive, subject to vesting during continued employment, shares of Class A Common Stock pursuant to the Equity Plan. The Company has three types of RSU grants, which we refer to as Plan Grants, Bonus Grants and Performance Grants. “Plan Grants” vest over time (generally one to six years) and may or may not provide the right to receive dividend equivalents on vested RSUs on an equal basis with the Class A Common Stockholders any time a dividend is declared. “Bonus Grants” vest over time (generally three years) and generally provide the right to receive dividend equivalents on both vested and unvested RSUs on an equal basis with the Class A Common Stockholders any time a dividend is declared. “Performance Grants” generally vest over time (three to five years), subject to the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense. Performance Grants provide the right to receive dividend equivalents on vested RSUs and may also provide the right to receive dividend equivalents on unvested RSUs.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Any dividend equivalent paid to an employee will not be returned to the Company upon forfeiture of the award by the employee. Vested and unvested RSUs that are entitled to non-forfeitable dividend equivalents qualify as participating securities and are included in the Company’s basic and diluted earnings per share computations using the two-class method. The holder of an RSU participating security would have a contractual obligation to share in the losses of the entity if the holder is obligated to fund the losses of the issuing entity or if the contractual principal or mandatory redemption amount of the participating security is reduced as a result of losses incurred by the issuing entity. The RSU participating securities do not have a mandatory redemption amount and the holders of the participating securities are not obligated to fund losses, therefore, neither the vested RSUs nor the unvested RSUs are subject to any contractual obligation to share in losses of the Company.
Holders of AOG Units are subject to the transfer restrictions set forth in the agreements with the respective holders and may, a limited number of times each year, upon notice (subject to the terms of an exchange agreement), exchange their AOG Units for shares of Class A Common Stock on a one-for-one basis. An AOG Unit holder must exchange one unit in each of the Apollo Operating Group partnerships or limited liability companies to effectuate an exchange for one share of Class A Common Stock.
Apollo Global Management, Inc. has one share of Class B Common Stock outstanding, which is held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the share of Class B Common Stock is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for shares of Class A Common Stock, as discussed above. The Class B Common Stock has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or dividends. The Class B Common Stock has no dividend or liquidation rights. The Class B Common Stock represented 44.8% and 52.5% of the total voting power of the Company’s Class A Common Stock and Class B Common Stock with respect to the limited matters upon which they are entitled to vote pursuant to the Company’s governing documents as of September 30, 2019 and 2018, respectively.
The following table summarizes the anti-dilutive securities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average vested RSUs	109,317	155,287	527,476	477,503
Weighted average unvested RSUs	N/A	9,592,835	N/A	8,593,350
Weighted average unexercised options	200,000	204,167	202,778	204,167
Weighted average AOG Units outstanding	195,985,046	202,552,808	200,149,596	203,222,170
Weighted average unvested restricted shares	954,304	940,060	989,684	827,576

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
RSUs
The Company grants RSUs under the Equity Plan. The fair value of all grants is based on the grant date fair value, which considers the public share price of the Company’s Class A Common Stock subject to certain discounts, as applicable.
The estimated total grant date fair value for Plan Grants and Bonus Grants is charged to compensation expense on a straight-line basis over the vesting period, which for Plan Grants is generally one to six years, with the first installment vesting one year after grant and quarterly vesting thereafter, and for Bonus Grants is generally annual vesting over three years.
During the nine months ended September 30, 2019, the Company awarded Performance Grants of 1.3 million RSUs to certain employees with a grant date fair value of $27.6 million, which vest over time (generally 3 to 5 years) subject to the receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense. Additionally, the Company modified Plan Grants of 0.5 million RSUs with a grant date fair value of $10.5 million to Performance Grants of 0.5 million RSUs. The modification did not result in a change to the grant date fair value of the awards, as performance conditions that impact vesting are not considered in the determination of the fair value of an award. In accordance with U.S.

APOLLO GLOBAL MANAGEMENT, INC.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Equity-based compensation	16,456	19,259	45,587	46,207

Additionally, the Company entered into an agreement in 2018 with several employees under which it expects to grant them RSUs beginning in 2020 if year-over-year growth in certain discretionary earnings metrics is attained prior to grant and they remain employed at the grant date. Once granted, these RSUs will vest based on both continued service and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense. In accordance with U.S. GAAP, equity-based compensation expense for such awards, if and when granted, will be recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable. No equity-based compensation expense was recognized related to these RSUs for the three and nine months ended September 30, 2019.
The fair value of all RSU grants made during the nine months ended September 30, 2019 and 2018 was $102.2 million and $227.1 million, respectively.
The following table presents the actual forfeiture rates and equity-based compensation expense recognized:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Actual forfeiture rate	0.5%	0.7%	1.7%	8.0%
Equity-based compensation	$33,771	$37,166	$101,709	$99,544
The following table summarizes RSU activity:

	Unvested		Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2019	9,839,968		$26.52	2,380,783	12,220,751	(1)
Granted	4,141,766		24.66	—	4,141,766
Forfeited	(214,041)		26.01	(18,524)	(232,565)
Vested	(2,001,237)		27.71	2,001,237	—
Issued	—		23.84	(4,146,944)	(4,146,944)
Balance at September 30, 2019	11,766,456	(2)	$25.67	216,552	11,983,008	(1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A Common Stock.

(2)	RSUs were expected to vest over the weighted average period of 3.0 years.
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

APOLLO GLOBAL MANAGEMENT, INC.
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
The following table summarizes the management fees, equity-based compensation expense and actual forfeiture rates for the AHL Awards:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Management fees	$(167)	$1,872	$375	$(14)
Equity-based compensation	194	3,349	1,909	1,075
Actual forfeiture rate	—%	—%	—%	3.6%

Equity-Based Compensation Allocation
Equity-based compensation is allocated based on ownership interests. Therefore, the amortization of equity-based compensation is allocated to stockholders’ equity attributable to AGM Inc. and the Non-Controlling Interests, which results in a difference in the amounts charged to equity-based compensation expense and the amounts credited to stockholders’ equity attributable to AGM in the Company’s condensed consolidated financial statements.
Below is a reconciliation of the equity-based compensation allocated to AGM Inc.:

	For the Nine Months Ended September 30, 2019
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, Inc.
RSUs, share options and restricted share awards	$113,254	—%	$—	$113,254
AHL Awards	1,909	44.8	855	1,054
Other equity-based compensation awards	17,241	44.8	7,721	9,520
Total equity-based compensation	$132,404		8,576	123,828
Less other equity-based compensation awards(2)			(8,576)	(21,639)
Capital increase related to equity-based compensation			$—	$102,189

	For the Nine Months Ended September 30, 2018
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, Inc.
RSUs, share options and restricted share awards	$108,719	—%	$—	$108,719
AHL Awards	1,075	50.2	539	536
Other equity-based compensation awards	13,849	50.2	6,950	6,899
Total equity-based compensation	$123,643		7,489	116,154
Less other equity-based compensation awards(2)			(7,489)	(21,916)
Capital increase related to equity-based compensation			$—	$94,238

(1)	Calculated based on average ownership percentage for the period considering issuances of Class A shares or Class A Common Stock, as applicable, during the period.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(2)	Includes equity-based compensation reimbursable by certain funds.
13. EQUITY
Common Stock
As a result of the Conversion, (i) each Class A Share converted into one share of Class A Common Stock (ii) the Class B Share converted into one share of Class B Common Stock and (iii) the Former Manager was granted one issued and outstanding, fully paid and nonassessable share of Class C Common Stock, which bestows to its holder certain management rights over the Company.
Holders of Class A Common Stock are entitled to participate in dividends from the Company on a pro rata basis. Holders of Class A Common Stock do not elect the members of the Company’s board of directors and have limited voting rights.
During the three and nine months ended September 30, 2019 and 2018, the Company issued shares of Class A Common Stock in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of shares of Class A Common Stock issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of shares of Class A Common Stock issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment.
In February 2016, Apollo announced its adoption of a program to repurchase up to $250 million in the aggregate of its shares of Class A Common Stock, including up to $150 million in the aggregate of its outstanding shares of Class A Common Stock through a share repurchase program and up to $100 million through net share settlement of equity-based awards granted under the Equity Plan. In January 2019, Apollo increased its authorized share repurchase amount by $250 million bringing the total authorized repurchase amount to $500 million, which may be used to repurchase outstanding shares of Class A Common Stock as well as to reduce the number of shares of Class A Common Stock to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the the Equity Plan (or any successor equity plan thereto). Shares of Class A Common Stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. Apollo is not obligated under the terms of the program to repurchase any of its shares of Class A Common Stock. The repurchase program has no expiration date and may be suspended or terminated by the Company at any time without prior notice.
The table below summarizes the issuance of shares of Class A Common Stock for equity-based awards:

	For the Nine Months Ended September 30,
	2019	2018
Shares of Class A Common Stock issued in settlement of vested RSUs and share options exercised(1)	4,146,944	3,587,931
Reduction of shares of Class A Common Stock issued(2)	(1,585,734)	(1,201,328)
Shares of Class A Common Stock purchased related to share issuances and forfeitures(3)	(103,954)	(183,969)
Issuance of shares of Class A Common Stock for equity-based awards	2,457,256	2,202,634

(1)
The gross value of shares issued was $127.2 million and $120.6 million for the nine months ended September 30, 2019 and 2018, respectively, based on the closing price of a share of Class A Common Stock at the time of issuance.

(2)	Cash paid for tax liabilities associated with net share settlement was $48.8 million and $40.3 million for the nine months ended September 30, 2019 and 2018, respectively.

(3)
Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted shares of Class A Common Stock of AGM Inc. that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase of shares of Class A Common Stock on the open market and retire them. During the nine months ended September 30, 2019 and 2018, we issued 163,024 and 673,326 of such restricted shares and 102,089 and 75,636 of such RSUs under the Equity Plan, respectively, and repurchased 265,113 and 830,438 shares of Class A Common Stock in open-market transactions not pursuant to a publicly-announced repurchase plan or program, respectively. In addition, there were 1,865 and 26,857 restricted shares forfeited during the nine months ended September 30, 2019 and 2018, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Additionally, during the nine months ended September 30, 2019 and 2018, 3,453,901 and 1,571,438 shares of Class A Common Stock were repurchased in open market transactions as part of the publicly announced share repurchase program adopted in February 2016, respectively, and such shares were subsequently canceled by the Company. The Company paid $102.4 million and $54.3 million for these open market share repurchases during the nine months ended September 30, 2019 and 2018, respectively.
Preferred Stock Issuance
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
As a result of the Conversion, (i) each Series A Preferred Share representing limited liability company interests of AGM LLC outstanding immediately prior to the Effective Time converted into one issued and outstanding, fully paid and nonassessable share of Series A Preferred Stock, having a liquidation preference of $25.00 per share, of the Company and (ii) each Series B Preferred Share representing limited liability company interests of AGM LLC outstanding immediately prior to the Effective Time converted into one issued and outstanding, fully paid and nonassessable share of Series B Preferred Stock, having a liquidation preference of $25.00 per share, of the Company (the Series A Preferred Stock and the Series B Preferred Stock collectively, the “Preferred Stock”).
When, as and if declared by the executive committee of the board of directors of AGM Inc., dividends on the Preferred Stock will be payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2018 for the Series B Preferred Stock, at a rate per annum equal to 6.375%. Dividends on the Preferred Stock are discretionary and non-cumulative. During 2019, quarterly cash dividends were $0.398438 per share of Series A Preferred Stock and Series B Preferred Stock.
Subject to certain exceptions, unless dividends have been declared and paid or declared and set apart for payment on the Preferred Stock for a quarterly dividend period, during the remainder of that dividend period Apollo may not declare or pay or set apart payment for dividends on any shares of Class A Common Stock or any other equity securities that the Company may issue in the future ranking as to the payment of dividends, junior to the Preferred Stock (“Junior Stock”) and Apollo may not repurchase any Junior Stock. These restrictions were not applicable during the initial dividend period, which was the period from March 19, 2018 to but excluding June 15, 2018 for the Series B Preferred Stock.
The Series A Preferred Stock and the Series B Preferred Stock may be redeemed at Apollo’s option, in whole or in part, at any time on or after March 15, 2022 and March 15, 2023, respectively, at a price of $25.00 per share of Preferred Stock, plus declared and unpaid dividends to, but excluding, the redemption date, without payment of any undeclared dividends. Holders of the Preferred Stock will have no right to require the redemption of the Preferred Stock and there is no maturity date.
If a certain change of control event or a certain tax redemption event occurs prior to March 15, 2022 and March 15, 2023 for the Series A Preferred Stock and the Series B Preferred Stock, respectively, the Preferred Stock may be redeemed at Apollo’s option, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such change of control event or such tax redemption event, as applicable, at a price of $25.25 per share of Preferred Stock, plus declared and unpaid dividends to, but excluding, the redemption date, without payment of any undeclared dividends. If a certain rating agency event occurs prior to March 15, 2023, the Series B Preferred Stock may be redeemed at Apollo’s option, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such rating agency event, at a price of $25.50 per share of Series B Preferred Stock, plus declared and unpaid dividends to, but excluding, the redemption date, without payment of any undeclared dividends. If (i) a change of control event occurs (whether before, on or after March 15, 2022 and March 15, 2023 for the Series A Preferred Stock and the Series B Preferred Stock, respectively) and (ii) Apollo does not give notice prior to the 31st day following the change of control event to redeem all the outstanding Preferred Stock, the dividend rate per annum on the Preferred Stock will increase by 5.00%, beginning on the 31st day following such change of control event.
The Preferred Stock are not convertible into Class A Common Stock and have no voting rights, except in limited circumstances as provided in the Company’s certificate of incorporation. In connection with the issuance of the Preferred Stock, certain Apollo Operating Group entities issued for the benefit of Apollo a series of preferred units with economic terms that mirror those of the Preferred Stock.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Dividends and Distributions
The table below presents information regarding the quarterly dividends and distributions which were made at the sole discretion of the Former Manager of the Company prior to the Conversion (in millions, except per share data). Certain subsidiaries of AGM Inc. may be subject to U.S. federal, state, local and non-U.S. income taxes at the entity level and may pay taxes and/or make payments under the tax receivable agreement in a given fiscal year; therefore, the net amounts ultimately distributed by AGM Inc. to its Class A Common Stockholders in respect of each fiscal year are generally expected to be less than the net amounts distributed to AOG Unitholders. Subsequent to the Conversion, distributions from AGM Inc. are referred to as dividends.

Dividend Declaration Date	Dividend per share of Class A Common Stock	Payment Date	Dividend to Class A Common Stockholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 1, 2018	$0.66	February 28, 2018	$133.0	$133.7		$266.7	$5.4
N/A	—	April 12, 2018	—	50.5	(1)	50.5	—
May 3, 2018	0.38	May 31, 2018	76.6	77.0		153.6	4.1
August 2, 2018	0.43	August 31, 2018	86.5	87.1		173.6	4.2
November 1, 2018	0.46	November 30, 2018	92.6	93.0		185.6	4.4
For the year ended December 31, 2018	$1.93		$388.7	$441.3		$830.0	$18.1
January 31, 2019	$0.56	February 28, 2019	$113.3	$113.3		$226.6	$5.0
N/A	—	April 12, 2019	—	45.4	(1)	45.4	—
May 2, 2019	0.46	May 31, 2019	92.2	93.0		185.2	4.1
July 31, 2019	0.50	August 30, 2019	100.4	101.0		201.4	4.4
N/A	—	August 15, 2019	—	4.1	(1)	4.1	—
N/A	—	September 26, 2019	—	17.8	(1)	17.8	—
For the nine months ended September 30, 2019	$1.52		$305.9	$374.6		$680.5	$13.5

(1)
On April 12, 2018 and April 12, 2019, the Company made a $0.25 and $0.18 per AOG Unit pro rata distribution, respectively, to the Non-Controlling Interest holders in the Apollo Operating Group, in connection with taxes and payments made under the tax receivable agreement. See note 14 for more information regarding the tax receivable agreement. On April 12, 2019, August 15, 2019 and September 26, 2019, the Company made a $0.04, $0.02 and $0.10 per AOG Unit pro rata distribution, respectively, to the Non-Controlling Interest holders in the Apollo Operating Group, in connection with federal corporate estimated tax payments.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Non-Controlling Interests
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to Non-Controlling Interests in consolidated entities:
Interest in management companies and a co-investment vehicle(1)	$827	$1,067	$2,853	$4,176
Other consolidated entities	6,256	10,273	18,035	21,859
Net income attributable to Non-Controlling Interests in consolidated entities	$7,083	$11,340	$20,888	$26,035

Net income attributable to Non-Controlling Interests in the Apollo Operating Group:
Net income	$521,094	$362,692	$1,178,822	$397,154
Net income attributable to Non-Controlling Interests in consolidated entities	(7,083)	(11,340)	(20,888)	(26,035)
Net income after Non-Controlling Interests in consolidated entities	514,011	351,352	1,157,934	371,119
Adjustments:
Income tax provision (benefit)(2)	(231,896)	19,092	(195,345)	46,596
NYC UBT and foreign tax benefit(3)	(1,913)	(2,776)	(6,286)	(6,963)
Net loss in non-Apollo Operating Group entities	38,724	35	39,270	310
Series A Preferred Stock Dividends	(4,382)	(4,383)	(13,148)	(13,149)
Series B Preferred Stock Dividends	(4,782)	(4,781)	(14,344)	(9,350)
Total adjustments	(204,249)	7,187	(189,853)	17,444
Net income after adjustments	309,762	358,539	968,081	388,563
Weighted average ownership percentage of Apollo Operating Group	48.7%	50.2%	49.6%	50.3%
Net income attributable to Non-Controlling Interests in Apollo Operating Group	$150,741	$179,831	$480,784	$194,250

Net Income attributable to Non-Controlling Interests	$157,824	$191,171	$501,672	$220,285
Other comprehensive income (loss) attributable to Non-Controlling Interests	(12,999)	(2,130)	(16,053)	(13,859)
Comprehensive Income Attributable to Non-Controlling Interests	$144,825	$189,041	$485,619	$206,426

(1)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of the credit funds managed by Apollo.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of September 30, 2019	As of December 31, 2018
Due from Related Parties:
Due from credit funds	$190,919	$153,687
Due from private equity funds	21,901	19,993
Due from real assets funds	34,307	42,471
Due from portfolio companies	57,783	67,740
Due from Contributing Partners, employees and former employees	135,161	94,217
Total Due from Related Parties	$440,071	$378,108
Due to Related Parties:
Due to Managing Partners and Contributing Partners	$287,456	$285,598
Due to credit funds	4,212	3,444
Due to private equity funds	215,110	136,078
Due to real assets funds	335	315
Total Due to Related Parties	$507,113	$425,435

Tax Receivable Agreement
Subject to certain restrictions, each of the Managing Partners and Contributing Partners has the right to exchange his vested AOG Units for the Company’s Class A Common Stock. All Operating Group entities have made, or will make, an election under Section 754 of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which will result in an adjustment to the tax basis of the assets owned by the Apollo Operating Group at the time of the exchange. These exchanges will result in increases in the basis of underlying assets that will reduce the amount of tax that AGM Inc. and its subsidiaries will otherwise be required to pay in the future.
The tax receivable agreement provides for the payment to the Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that AGM Inc. and its subsidiaries would realize as a result of the increases in tax basis of assets that resulted from the 2007 Reorganization, the Conversion and exchanges of AOG Units for Class A Common Stock. AGM Inc. and its subsidiaries retains the benefit from the remaining 15% of actual cash tax savings. If the Company does not make the required annual payment on a timely basis as outlined in the tax receivable agreement, interest is accrued on the balance until the payment date.
As a result of the exchanges of AOG Units for Class A Common Stock during the nine months ended September 30, 2019 and 2018, a $39.1 million and $39.6 million liability was recorded, respectively, to estimate the amount of the future expected payments to be made by AGM Inc. and its subsidiaries to the Managing Partners and Contributing Partners pursuant to the tax receivable agreement.
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
Due from Contributing Partners, Employees and Former Employees
As of September 30, 2019 and December 31, 2018, due from Contributing Partners, Employees and Former Employees includes various amounts due to the Company including employee loans and return of profit sharing distributions. As of September 30, 2019 and December 31, 2018, the balance included interest-bearing employee loans receivable of $17.0 million and $16.8 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The Company recorded a receivable from the Contributing Partners and certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of September 30, 2019 and December 31, 2018 of $103.3 million and $66.3 million, respectively.
Indemnity
Performance revenues from certain funds can be distributed to the Company on a current basis, but are subject to repayment by the subsidiaries of the Apollo Operating Group that act as general partners of the funds in the event that certain specified return thresholds are not ultimately achieved. The Managing Partners, Contributing Partners and certain other investment professionals have personally guaranteed, subject to certain limitations, the obligations of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint and are limited to a particular Managing Partner’s or Contributing Partner’s distributions. Pursuant to an existing shareholders agreement, the Company has agreed to indemnify each of the Company’s Managing Partners and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of certain funds that the Company manages (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that the Company’s Managing Partners and Contributing Partners have contributed or sold to the Apollo Operating Group.
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions with respect to Fund IV, Fund V and Fund VI, the Company will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. The Company recorded an indemnification liability of $12.7 million and $12.2 million as of September 30, 2019 and December 31, 2018, respectively.
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
The following table presents the general partner obligation to return previously distributed performance allocations related to certain funds by segment:

	As of September 30, 2019	As of December 31, 2018
Credit	$320	$1,370
Private Equity	213,573	135,723
Total general partner obligation	$213,893	$137,093

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

APOLLO GLOBAL MANAGEMENT, INC.
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

(i)
The Company, through its consolidated subsidiary Apollo Insurance Solutions Group LLC, or ISG, earns a base management fee of 0.225% per year on the aggregate market value of substantially all of the assets in substantially all of the investment accounts of or relating to Athene (collectively, the “Athene Accounts”) up to $103.4 billion (the level of assets in the Athene Accounts as of January 1, 2019, excluding certain assets, the “Backbook Value”) and 0.150% per year on all assets in excess of $103.4 billion (the “Incremental Value”), respectively; plus

(ii)
with respect to each asset in an Account, subject to certain exceptions, that is managed by the Company and that belongs to a specified asset class tier (“core,” “core plus,” “yield,” and “high alpha”), a sub-allocation fee as follows, which will, in the case of assets acquired after January 1, 2019, be subject to a cap of 10% of the applicable asset’s gross book yield:

As of September 30, 2019
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

(2)
Core plus assets include private investment grade corporate bonds, fixed rate first lien commercial mortgage loans (“CML”) and obligations issued or assumed by a financial institution (such an institution, a “financial issuer”) and determined by Apollo to be “Tier 2 Capital” under the Basel III recommendations developed by the Basel Committee on Banking Supervision (or any successor to such recommendations).

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

APOLLO GLOBAL MANAGEMENT, INC.
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
The following table presents the performance allocations earned from AAA Investments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Performance allocations from AAA Investments, net(1)	$(40)	$311	$93	$(4,688)

(1)	Net of related profit sharing expense.
The following table presents the revenues earned in aggregate from Athene, Athora and AAA Investments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues earned in aggregate from Athene, Athora and AAA Investments, net(1)(2)	$141,273	$290,450	$505,780	$379,275

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

(2)
Gains (losses) on the market value of the shares of Athene Holding owned directly by Apollo were $(19.2) million and $155.5 million for the three months ended September 30, 2019 and 2018, respectively, and $42.6 million and $20.6 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table presents performance allocations and profit sharing payable from AAA Investments:

	As of September 30, 2019	As of December 31, 2018
Performance allocations	$1,733	$1,611
Profit sharing payable	476	442

As of September 30, 2019 and December 31, 2018, the Company held a 10.9% and 10.2% economic ownership interest in Athene Holding, respectively.
AAA Investments Credit Agreement
On April 30, 2015, Apollo entered into a revolving credit agreement with AAA Investments (the “AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR plus 1.5%. The Company receives an annual commitment fee of 0.125% on the unused portion of the loan. As of September 30, 2019 and December 31, 2018, $8.5 million and $6.7 million, respectively, had been advanced by the Company and remained outstanding on the AAA Investments Credit Agreement. AAA Investments was obligated to pay the aggregate borrowings plus accrued interest at the earlier of (a) the third anniversary of the closing date, or (b) the date that was fifteen months following the initial public offering of shares of Athene Holding (the “Maturity Date”). On January 30, 2019, the Company and AAA agreed to extend the maturity date of the AAA Investments Credit Agreement to April 30, 2020.
AINV Amended and Restated Investment Advisory Management Agreement
On May 17, 2018, the board of directors of AINV approved an amended and restated investment advisory management agreement with Apollo Investment Management, L.P., the Company’s consolidated subsidiary, which reduced the base management

APOLLO GLOBAL MANAGEMENT, INC.
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
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at September 30, 2019. From time to time, this entity is involved in transactions with related parties of Apollo, including portfolio companies of the funds Apollo manages, whereby AGS earns underwriting and transaction fees for its services.
15. COMMITMENTS AND CONTINGENCIES
Investment Commitments—As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of September 30, 2019 and December 31, 2018 of $1.1 billion and $1.2 billion, respectively, of which $434 million and $469 million related to Fund IX as of September 30, 2019 and December 31, 2018, respectively.
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of September 30, 2019, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.
Litigation and Contingencies—Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and lawsuits, reviews, investigations or proceedings by governmental and self-regulatory agencies regarding its business.

On June 20, 2016 Banca Carige S.p.A. (“Carige”) commenced a lawsuit in the Court of Genoa (Italy) (No. 8965/2016), against its former Chairman, its former Chief Executive Officer, AGM Inc. and certain entities (the “Apollo Entities”) organized and owned by investment funds managed by affiliates of AGM Inc. The complaint alleged that AGM Inc. and the Apollo Entities (i) aided and abetted breaches of fiduciary duty to Carige allegedly committed by Carige’s former Chairman and former CEO in connection with the sale to the Apollo Entities of Carige subsidiaries engaged in the insurance business; and (ii) took wrongful actions aimed at weakening Banca Carige’s financial condition supposedly to facilitate an eventual acquisition of Carige. The causes of action were based in tort under Italian law. Carige purportedly seeks damages of €450 million in connection with the sale of the insurance businesses and €800 million for other losses. With judgment no. 3118/2018 published on December 6, 2018, the Court of Genoa fully rejected all the claims raised by Carige against AGM Inc. and the Apollo Entities, also awarding attorneys' fees in their favor for an amount of €428,996.10. Carige filed an appeal on January 3, 2019 before the Court of Appeal of Genoa. The Apollo Entities appeared in the proceedings requesting the Court to reject Banca Carige’s appeal. By decree dated August 12, 2019, the Court of Appeal rejected some preliminary requests made by the former directors, including their request to join insurance companies and other members of the board of directors of Carige in the proceedings. By the same decree, the Court of Appeal scheduled the next hearing on September 22, 2021. Although the case appears to be in its final stages, no reasonable estimate of possible loss, if any, can be made at this time.

On December 12, 2016, the CORE Litigation Trust (the “Trust”), which was created under the Chapter 11 reorganization plan for CORE Media and other affiliated entities, including CORE Entertainment, Inc. (“CORE”), commenced an action in California Superior Court for Los Angeles County, captioned Core Litigation Trust v. Apollo Global Management, LLC, et al., Case No. BC 643732, that was stayed on October 3, 2017, in favor of litigating in New York state court. On November 9, 2017, the Trust commenced an action in the Supreme Court of the State of New York, captioned Core Litigation Trust v. Apollo Global Management, LLC, et al., Index No. 656856/2017. The complaint names as defendants: (i) AGM Inc. and certain AGM Inc. affiliates including the Apollo-managed funds that were CORE’s beneficial owners (the “CORE Funds”), (ii) Twenty-First Century Fox, Inc. (“Fox”) and certain Fox affiliates, (iii) Endemol USA Holding, Inc. (“Endemol”) and certain Endemol-affiliated entities, and (iv) the joint venture through which the CORE Funds and Fox beneficially owned CORE Media and Endemol Shine (the “JV”). The Trust asserts claims against (i) all defendants for tortiously interfering with $360 million in loans under the 2011 loan agreements entered into between CORE and certain Lenders, and (ii) certain defendants for alter-ego and de-facto merger. The

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Trust seeks $240 million in compensatory, unspecified punitive damages, pre-judgment interests, and costs and expenses. Under the parties’ agreement, dated as of August 19, 2019, to settle and release all of the Trust’s claims against Defendants, both the New York and California actions have been dismissed with prejudice.

On August 3, 2017, a complaint was filed in the United States District Court for the Middle District of Florida against AGM Inc., a senior partner of Apollo and a former principal of Apollo by Michael McEvoy on behalf of a purported class of employees of subsidiaries of CEVA Group, LLC (“CEVA Group”) who purchased shares in CEVA Investment Limited (“CIL”), the former parent company of CEVA Group. The complaint alleged that the defendants breached fiduciary duties to and defrauded the plaintiffs by inducing them to purchase shares in CIL and subsequently participating in a debt restructuring of CEVA Group in which shareholders of CIL did not receive a recovery. On February 9, 2018, the Bankruptcy Court for the Southern District of New York held that the claims asserted in the complaint were assets of CIL, which is a chapter 7 debtor, and that the complaint was null and void as a violation of the automatic stay. McEvoy subsequently revised his complaint to attempt to assert claims that do not belong to CIL. The amended complaint no longer names any individual defendants, but Apollo Management VI, L.P. and CEVA Group have been added as defendants. The amended complaint purports to seek damages of approximately €30 million and asserts, among other things, claims for violations of the Investment Advisers Act of 1940, breach of fiduciary duties, and breach of contract. On December 7, 2018, after receiving permission from the Bankruptcy Court, McEvoy filed his amended complaint in the District Court in Florida. Apollo is currently seeking dismissal of this action and believes that there is no merit to the claims. On October 28, 2019, the District Court in Florida scheduled a hearing for December 3, 2019 on Apollo and CEVA Group’s motions to dismiss. As the case is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.

On December 21, 2017, Harbinger Capital Partners II, LP, Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Harbinger Capital Partners Special Situations GP, LLC, Harbinger Capital Partners Offshore Manager, L.L.C., Global Opportunities Breakaway Ltd. (in voluntary liquidation), and Credit Distressed Blue Line Master Fund, Ltd. (collectively, “Harbinger”) commenced an action in New York Supreme Court captioned Harbinger Capital Partners II LP et al. v. Apollo Global Management LLC, et al. (No. 657515/2017). The complaint names as defendants (i) AGM Inc., (ii) the funds managed by Apollo that invested in SkyTerra Communications, Inc. (“SkyTerra”) equity before selling their interests to Harbinger under an April 2008 agreement that closed in 2010, and (iii) six former SkyTerra directors, five of whom are current or former Apollo employees.  The complaint alleges that during the period of Harbinger’s various equity and debt investments in SkyTerra, from 2004 to 2010, the defendants concealed from Harbinger material defects in SkyTerra technology that was to be used to create a new mobile wi-fi network.  The complaint alleges that Harbinger would not have made investments in SkyTerra totaling approximately $1.9 billion had it known of the defects, and that the public disclosure of these defects ultimately led to SkyTerra filing for bankruptcy in 2012 (after it had been renamed LightSquared). The complaint asserts claims against (i) all defendants for fraud, civil conspiracy, and negligent misrepresentation, (ii) AGM Inc. and the Apollo-managed funds only for breach of fiduciary duty, breach of contract, and unjust enrichment, and (iii) the SkyTerra director defendants only for aiding and abetting breach of fiduciary duty.  The complaint seeks $1.9 billion in damages, as well as punitive damages, interest, costs, and fees. This action was stayed from February 14, 2018, through June 12, 2019. On February 14, 2018, the defendants moved the United States Bankruptcy Court for the Southern District of New York to reopen the LightSquared bankruptcy proceeding for the limited purpose of enforcing Harbinger’s assignment and release in that bankruptcy of the claims that it asserts in the New York state court action. Briefing and hearing on this motion were adjourned while the state court stay was pending. On June 12, 2019, Harbinger voluntarily discontinued the state action without prejudice subject to a tolling agreement. On June 12, 2019, Apollo voluntarily withdrew its bankruptcy court motion subject to a right to refile the motion if Harbinger were to refile the state court action. Apollo believes these claims are without merit.  Because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.

Five shareholders filed substantially similar putative class action lawsuits in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida in March, April, and May 2018, alleging violations of the Securities Act in connection with the January 19, 2018 IPO of ADT Inc. common stock. The actions were consolidated on July 10, 2018, and the case was re-captioned In re ADT Inc. Shareholder Litigation. On August 24, 2018, the state-court plaintiffs filed a consolidated complaint naming as defendants ADT Inc., several ADT officers and directors, the IPO underwriters (including Apollo Global Securities, LLC), AGM Inc. and certain other Apollo affiliates. Plaintiffs generally allege that the registration statement and prospectus for the IPO contained false and misleading statements and failed to disclose material information about certain litigation in which ADT was involved, ADT’s efforts to protect its intellectual property, and competitive pressures ADT faced. Defendants filed motions to dismiss the consolidated complaint on October 23, 2018, and those motions are fully briefed. On May 21, 2018, a similar shareholder class action lawsuit was filed in the United States District Court for the Southern District of Florida, naming

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

as defendants ADT, several officers and directors, and AGM Inc. The federal action, captioned Perdomo v. ADT Inc., generally alleges that the registration statement was materially misleading because it failed to disclose ongoing deterioration in ADT’s financial results, along with certain customer and business metrics. On July 20, 2018, several alleged ADT shareholders filed competing motions to be named lead plaintiff in the federal action. On November 20, 2018, the court appointed a lead plaintiff, and on January 15, 2019, the lead plaintiff filed an amended complaint.  The amended complaint names the same Apollo-affiliated defendants as the state-court action, along with three new Apollo entities.  Defendants filed motions to dismiss on March 25, 2019, and those motions are fully briefed.  On July 26, 2019, the state court denied defendants’ motions to dismiss, except it reserved judgment on the question whether it has personal jurisdiction over certain defendants, including the Apollo defendants. On September 12, 2019, all parties to the state and federal actions reached a settlement in principle of both actions, subject to court approval. The settlement requires no payment from any Apollo defendants.

On May 3, 2018, Caldera Holdings Ltd, Caldera Life Reinsurance Company, and Caldera Shareholder, L.P. (collectively, “Caldera”) filed a summons with notice in the Supreme Court of the State of New York, New York County, naming as defendants AGM Inc., Apollo Management, L.P., Apollo Advisors VIII, L.P., Apollo Capital Management VIII, LLC, Athene Asset Management, L.P., Athene Holding, Ltd., and Leon Black (collectively, “Defendants” and all but Athene Holding, Ltd., the “Apollo Defendants”). On July 12, 2018, Caldera filed a complaint, Index No. 652175/2018 (the “Complaint”), alleging three causes of action: (1) tortious interference with prospective business relations/prospective economic advantage; (2) defamation/trade disparagement/injurious falsehood; and (3) unfair competition. The Complaint seeks damages of no less than $1.5 billion, as well as exemplary and punitive damages, attorneys’ fees, interest, and an injunction. Defendants moved to dismiss the Complaint on September 21, 2018 and Caldera filed an amended complaint on January 21, 2019 (the “Amended Complaint”).  Defendants have moved to dismiss the Amended Complaint, and the Apollo Defendants have submitted to the Court a Final Arbitration Award issued on April 26, 2019 in a JAMS arbitration, finding Caldera, Imran Siddiqui, and Ming Dang liable for various causes of action, including breaches of fiduciary duty and/or aiding and abetting thereof.  Oral argument on the motions to dismiss was held on May 31, 2019.  The Apollo Defendants believe that the claims contained in the Complaint lack merit and intend to defend the case vigorously. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

On March 7, 2019, plaintiff Elizabeth Morrison filed an amended complaint in an action captioned Morrison v. Ray Berry, et. al., Case No. 12808-VCG, pending in the Chancery Court for the State of Delaware, adding as defendants AGM Inc. and certain AGM Inc. affiliates. The original complaint had only named as defendants certain officers and directors (the “TFM defendants”) of The Fresh Market, Inc. (“TFM”), claiming that those defendants breached their fiduciary duties to the TFM shareholders in connection with their consideration and approval of a merger agreement between TFM and certain entities affiliated with Apollo, including by engaging in a sale process that improperly favored AGM Inc., and/or Apollo Management VIII, L.P., by agreeing to an inadequate price and by filing materially deficient disclosures regarding the transaction. In addition to AGM Inc., the amended complaint added as defendants Apollo Overseas Partners (Delaware 892) VIII, L.P., Apollo Overseas Partners (Delaware) VIII, L.P., Apollo Overseas Partners VIII, L.P., Apollo Management VIII, L.P., AIF VIII Management, LLC, Apollo Management, L.P., Apollo Management GP, LLC, Apollo Management Holdings, L.P., Apollo Management Holdings GP, LLC, APO Corp., AP Professional Holdings, L.P., Apollo Advisors VIII, L.P., Apollo Investment Fund VIII, L.P., and Pomegranate Holdings, Inc., and other defendants. The amended complaint alleges that the Apollo defendants aided and abetted the breaches of fiduciary duties by the TFM defendants. After the defendants moved to dismiss the complaint on May 1, 2019, Plaintiff filed a second amended complaint on June 3, 2019, maintaining the same claim against the same Apollo defendants as the prior complaint. Defendants moved to dismiss the second amended complaint on July 12, 2019. The court heard oral argument on the motions on September 23, 2019, and took them under advisement. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

Commitments and Contingencies—Other long-term obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of September 30, 2019, fixed and determinable payments due in connection with these obligations were as follows:

	Remaining 2019	2020	2021	2022	2023	Thereafter	Total
Other long-term obligations	$8,884	$8,435	$1,836	$881	$654	$654	$21,344

Contingent Obligations—Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

worthless, the amount of cumulative revenues that have been recognized by Apollo through September 30, 2019 and that would be reversed approximates $2.3 billion. Management views the possibility of all of the investments becoming worthless as remote. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of September 30, 2019, there were no underwriting commitments.
Contingent Consideration—In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future performance revenues earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future performance revenue payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the remaining contingent obligation was $96.4 million and $74.5 million as of September 30, 2019 and December 31, 2018, respectively.
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
Segment Reporting Changes
During the first quarter of 2019, Apollo’s chief operating decision maker determined that Segment Distributable Earnings, together with its main components including Fee Related Earnings, is the key performance measure used by management in evaluating the performance of Apollo’s credit, private equity and real assets segments. Accordingly, Apollo will no longer report Economic Income. Apollo believes these changes better reflect the manner in which it makes key operating decisions pertaining to resource allocation, capital deployment, budgeting and forecasting, and are consistent with what stockholders consider to be most important in evaluating its performance.
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

APOLLO GLOBAL MANAGEMENT, INC.
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

•
Decisions related to expenses, such as determining annual discretionary bonuses and equity-based compensation awards to its employees. With respect to compensation, management seeks to align the interests of certain professionals and selected other individuals with those of the investors in the funds and those of Apollo’s stockholders by providing such individuals a profit sharing interest in the performance fees earned in relation to the funds. To achieve that objective, a certain amount of compensation is based on Apollo’s performance and growth for the year; and

•	Decisions related to the amount of earnings available for dividends to Class A Common Stockholders, holders of RSUs that participate in dividends and holders of AOG Units.
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

APOLLO GLOBAL MANAGEMENT, INC.
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
The following tables present financial data for Apollo’s reportable segments.

	As of and for the Three Months Ended September 30, 2019
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$198,867	$131,643	$47,862	$378,372
Advisory and transaction fees, net	5,530	10,655	377	16,562
Performance fees(1)	6,449	—	—	6,449
Fee Related Revenues	210,846	142,298	48,239	401,383
Salary, bonus and benefits	(51,746)	(45,807)	(19,306)	(116,859)
General, administrative and other	(33,403)	(26,603)	(10,734)	(70,740)
Placement fees	(190)	(65)	(1)	(256)
Fee Related Expenses	(85,339)	(72,475)	(30,041)	(187,855)
Other income (loss), net of Non-Controlling Interest	(597)	(135)	(6)	(738)
Fee Related Earnings	124,910	69,688	18,192	212,790
Realized performance fees	3,530	63,742	162	67,434
Realized profit sharing expense	(1,674)	(22,084)	(65)	(23,823)
Net Realized Performance Fees	1,856	41,658	97	43,611
Realized principal investment income	5,845	8,114	415	14,374
Net interest loss and other	(6,106)	(8,911)	(3,234)	(18,251)
Segment Distributable Earnings(2)	$126,505	$110,549	$15,470	$252,524
Total Assets(2)	$2,898,125	$3,284,439	$724,171	$6,906,735

(1)	Represents certain performance fees from business development companies and Redding Ridge Holdings LP (“Redding Ridge Holdings”), an affiliate of Redding Ridge.

(2)
Refer below for a reconciliation of total revenues, total expenses, other income (loss) and total assets for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses, total consolidated other income (loss) and total assets.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended September 30, 2018
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$167,178	$131,578	$41,149	$339,905
Advisory and transaction fees, net	2,189	6,018	4,765	12,972
Performance fees(1)	7,064	—	—	7,064
Fee Related Revenues	176,431	137,596	45,914	359,941
Salary, bonus and benefits	(44,642)	(38,700)	(18,191)	(101,533)
General, administrative and other	(31,392)	(22,694)	(9,911)	(63,997)
Placement fees	(295)	(51)	(400)	(746)
Fee Related Expenses	(76,329)	(61,445)	(28,502)	(166,276)
Other income, net of Non-Controlling Interest	265	1,448	1,680	3,393
Fee Related Earnings	100,367	77,599	19,092	197,058
Realized performance fees	11,281	77,740	4,010	93,031
Realized profit sharing expense	(8,986)	(42,842)	(2,352)	(54,180)
Net Realized Performance Fees	2,295	34,898	1,658	38,851
Realized principal investment income	6,676	10,579	532	17,787
Net interest loss and other	(3,612)	(5,004)	(2,835)	(11,451)
Segment Distributable Earnings(2)	$105,726	$118,072	$18,447	$242,245

(1)	Represents certain performance fees from business development companies and Redding Ridge Holdings.

(2)
Refer below for a reconciliation of total revenues, total expenses and other income for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income (loss).

The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments:

	For the Three Months Ended September 30,
	2019	2018
Total Consolidated Revenues	$702,721	$517,731
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(19,990)	(23,019)
Adjustments related to consolidated funds and VIEs(1)	4,079	2,445
Performance fees(2)	(250,642)	(119,478)
Principal investment income	(34,785)	(17,738)
Total Fee Related Revenues	401,383	359,941
Realized performance fees	67,434	93,031
Realized principal investment income and other	13,532	16,945
Total Segment Revenues	$482,349	$469,917

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments:

	For the Three Months Ended September 30,
	2019	2018
Total Consolidated Expenses	$371,372	$312,727
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(20,563)	(23,153)
Reclassification of interest expenses	(27,833)	(15,209)
Transaction-related charges, net(1)	(5,201)	(1,253)
Charges associated with corporate conversion(2)	(6,994)	—
Equity-based compensation	(15,802)	(17,668)
Total profit sharing expense(3)	(107,124)	(89,168)
Total Fee Related Expenses	187,855	166,276
Realized profit sharing expense	23,823	54,180
Total Segment Expenses	$211,678	$220,456

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

(2)	Represents expenses incurred in relation to the Conversion, as described in note 1.

(3)	Includes unrealized profit sharing expense, realized profit sharing expense and equity based profit sharing expense and other.
The following table reconciles total consolidated other income (loss) to total other loss for Apollo’s reportable segments:

	For the Three Months Ended September 30,
	2019	2018
Total Consolidated Other Income (Loss)	$(42,151)	$176,780
Adjustments related to consolidated funds and VIEs(1)	(10,338)	(12,732)
Loss from change in tax receivable agreement liability	38,575	—
Net (gains) losses from investment activities	19,783	(155,262)
Interest income and other, net of Non-Controlling Interest	(6,607)	(5,393)
Other Income (Loss), net of Non-Controlling Interest	(738)	3,393
Net interest loss and other	(17,409)	(10,609)
Total Segment Other Loss	$(18,147)	$(7,216)

(1)	Represents the addition of other income of consolidated funds and VIEs.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the reconciliation of income (loss) before income tax provision reported in the condensed consolidated statements of operations to Segment Distributable Earnings:

	For the Three Months Ended September 30,
	2019	2018
Income before income tax provision	$289,198	$381,784
Transaction-related charges(1)	5,201	1,253
Charges associated with corporate conversion(2)	6,994	—
Loss from change in tax receivable agreement liability	38,575	—
Net income attributable to Non-Controlling Interests in consolidated entities	(7,083)	(11,340)
Unrealized performance fees	(183,208)	(26,447)
Unrealized profit sharing expense	61,098	8,903
Equity-based profit sharing expense and other(3)	22,203	26,085
Equity-based compensation	15,802	17,668
Unrealized principal investment (income) loss	(20,411)	49
Unrealized net (gains) losses from investment activities and other	24,155	(155,710)
Segment Distributable Earnings	$252,524	$242,245

(1)	Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions.

(2)	Represents expenses incurred in relation to the Conversion, as described in note 1.

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

The following tables present financial data for Apollo’s reportable segments.

	As of and for the Nine Months Ended September 30, 2019
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$571,884	$391,777	$139,645	$1,103,306
Advisory and transaction fees, net	13,888	47,048	5,748	66,684
Performance fees(1)	16,371	—	—	16,371
Fee Related Revenues	602,143	438,825	145,393	1,186,361
Salary, bonus and benefits	(146,515)	(129,307)	(57,031)	(332,853)
General, administrative and other	(92,546)	(75,427)	(28,956)	(196,929)
Placement fees	(42)	(548)	(1)	(591)
Fee Related Expenses	(239,103)	(205,282)	(85,988)	(530,373)
Other income, net of Non-Controlling Interest	967	4,024	88	5,079
Fee Related Earnings	364,007	237,567	59,493	661,067
Realized performance fees	24,887	136,429	3,242	164,558
Realized profit sharing expense	(13,069)	(63,900)	(1,299)	(78,268)
Net Realized Performance Fees	11,818	72,529	1,943	86,290
Realized principal investment income	16,803	18,079	2,209	37,091
Net interest loss and other	(15,148)	(22,694)	(8,115)	(45,957)
Segment Distributable Earnings(2)	$377,480	$305,481	$55,530	$738,491
Total Assets(2)	$2,898,125	$3,284,439	$724,171	$6,906,735

(1)	Represents certain performance fees from business development companies and Redding Ridge Holdings.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(2)
Refer below for a reconciliation of total revenues, total expenses, other loss and total assets for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses, total consolidated other income (loss) and total assets.

	For the Nine Months Ended September 30, 2018
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$470,070	$346,275	$121,627	$937,972
Advisory and transaction fees, net	6,484	29,992	5,070	41,546
Performance fees(1)	18,105	—	—	18,105
Fee Related Revenues	494,659	376,267	126,697	997,623
Salary, bonus and benefits	(134,192)	(121,304)	(57,069)	(312,565)
General, administrative and other	(85,603)	(59,010)	(29,435)	(174,048)
Placement fees	(850)	(134)	(400)	(1,384)
Fee Related Expenses	(220,645)	(180,448)	(86,904)	(487,997)
Other income, net of Non-Controlling Interest	2,260	1,839	1,903	6,002
Fee Related Earnings	276,274	197,658	41,696	515,628
Realized performance fees(2)	29,030	245,152	55,625	329,807
Realized profit sharing expense(2)	(23,313)	(132,102)	(32,222)	(187,637)
Net Realized Performance Fees	5,717	113,050	23,403	142,170
Realized principal investment income	16,887	37,988	5,678	60,553
Net interest loss and other	(11,082)	(15,619)	(6,712)	(33,413)
Segment Distributable Earnings(3)	$287,796	$333,077	$64,065	$684,938

(1)	Represents certain performance fees from business development companies and Redding Ridge Holdings.

(2)	Excludes realized performance fees and realized profit sharing expense settled in the form of shares of Athene Holding during the nine months ended September 30, 2018.

(3)
Refer below for a reconciliation of total revenues, total expenses and other income (loss) for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income (loss).

The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments:

	For the Nine Months Ended September 30,
	2019	2018
Total Consolidated Revenues	$2,017,077	$1,207,950
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(72,966)	(62,132)
Adjustments related to consolidated funds and VIEs(1)	5,801	6,063
Performance fees(2)	(661,828)	(126,332)
Principal investment income	(101,723)	(27,926)
Total Fee Related Revenues	1,186,361	997,623
Realized performance fees(3)	164,558	329,807
Realized principal investment income and other	34,564	58,026
Total Segment Revenues	$1,385,483	$1,385,456

(1)
Represents advisory fees, management fees and performance fees earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

(2)	Excludes certain performance fees from business development companies and Redding Ridge Holdings.

(3)	Excludes realized performance fees settled in the form of shares of Athene Holding during the nine months ended September 30, 2018.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments:

	For the Nine Months Ended September 30,
	2019	2018
Total Consolidated Expenses	$1,091,914	$828,996
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(73,270)	(61,724)
Reclassification of interest expenses	(70,243)	(44,168)
Transaction-related charges, net(1)	(28,799)	3,800
Charges associated with corporate conversion(2)	(17,000)	—
Equity-based compensation	(52,462)	(51,131)
Total profit sharing expense(3)	(319,767)	(187,776)
Total Fee Related Expenses	530,373	487,997
Realized profit sharing expense(4)	78,268	187,637
Total Segment Expenses	$608,641	$675,634

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

(2)	Represents expenses incurred in relation to the Conversion, as described in note 1.

(3)	Includes unrealized profit sharing expense, realized profit sharing expense and equity based profit sharing expense and other.

(4)	Excludes realized profit sharing expense settled in the form of shares of Athene Holding during the nine months ended September 30, 2018.
The following table reconciles total consolidated other income (loss) to total other loss for Apollo’s reportable segments:

	For the Nine Months Ended September 30,
	2019	2018
Total Consolidated Other Income (Loss)	$58,314	$64,796
Adjustments related to consolidated funds and VIEs(1)	(23,839)	(27,924)
Loss from change in tax receivable agreement liability	38,575	—
Net (gains) losses from investment activities	(44,095)	(20,560)
Interest income and other, net of Non-Controlling Interest	(23,876)	(10,310)
Other Income, net of Non-Controlling Interest	5,079	6,002
Net interest loss and other	(43,430)	(30,886)
Total Segment Other Loss	$(38,351)	$(24,884)

(1)	Represents the addition of other income of consolidated funds and VIEs.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Segment Distributable Earnings:

	For the Nine Months Ended September 30,
	2019	2018
Income before income tax provision	$983,477	$443,750
Transaction-related charges(1)	28,799	(3,800)
Charges associated with corporate conversion(2)	17,000	—
Loss from change in tax receivable agreement liability	38,575	—
Net income attributable to Non-Controlling Interests in consolidated entities	(20,888)	(26,035)
Unrealized performance fees(3)	(497,270)	203,475
Unrealized profit sharing expense(3)	177,659	(58,360)
Equity-based profit sharing expense and other(4)	63,840	58,499
Equity-based compensation	52,462	51,131
Unrealized principal investment (income) loss	(64,632)	32,627
Unrealized net (gains) losses from investment activities and other	(40,531)	(16,349)
Segment Distributable Earnings	$738,491	$684,938

(1)	Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions.

(2)	Represents expenses incurred in relation to the Conversion, as described in note 1.

(3)	Includes realized performance fees and realized profit sharing expense settled in the form of shares of Athene Holding during the nine months ended September 30, 2018.

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

The following table presents the reconciliation of Apollo’s total reportable segment assets to total assets:

	As of September 30, 2019	As of December 31, 2018
Total reportable segment assets	$6,906,735	$4,791,646
Adjustments(1)	1,157,569	1,200,008
Total assets	$8,064,304	$5,991,654

(1)	Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.
17. SUBSEQUENT EVENTS
On October 27, 2019 Athene Holding Ltd., a Bermuda exempted company (“AHL”), AGM and the entities that form the Apollo Operating Group entered into a Transaction Agreement (the “Transaction Agreement”), pursuant to which, among other things:

•
(i) AHL will issue 27,959,184 Class A common shares of AHL (the “AHL Class A Common Shares”) to certain subsidiaries of the Apollo Operating Group in exchange for an issuance by the Apollo Operating Group of 29,154,519 non-voting equity interests of the Apollo Operating Group to AHL and (ii) AGM, through the Apollo Operating Group, will purchase an additional $350 million of AHL Class A Common Shares (the “Share Issuance”);

•
AHL has granted to AGM the right to purchase additional AHL Class A Common Shares from the closing date of the Share Issuance (the “Closing Date”) until 180 days thereafter to the extent the issued and outstanding AHL Class A Common Shares beneficially owned by Apollo and certain of its related parties and employees (collectively, the “Apollo Parties”) (inclusive of AHL Class A Common Shares over which any such persons have a valid proxy) do not equal at least 35% of the

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

issued and outstanding AHL Class A Common Shares, on a fully diluted basis (the “Conditional Right”);

•
A representative of the Apollo Operating Group will have the right to purchase up to that number of AHL Class A Common Shares that would increase by up to 5% the percentage of the issued and outstanding AHL Class A Common Shares beneficially owned by the Apollo Parties (inclusive of AHL Class A Common Shares over which any such persons have a valid proxy), calculated on a fully diluted basis (the “Facility Right”, and together with the Share Issuance and the Conditional Right, the “Share Transactions”);

•
AHL will make certain amendments to the Twelfth Amended and Restated Bye-laws of AHL (the “Bye-laws”), by way of amending and restating the Bye-laws (the “Thirteenth Amended and Restated Bye-laws”), which include, among other items, the elimination of AHL’s current multi-class share structure.

The consummation of the Share Issuance and the other transactions contemplated by the Transaction Agreement are subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Thirteenth Amended and Restated Bye-laws and the Share Transactions by AHL’s shareholders, (ii) the receipt of required governmental and regulatory approvals for the Share Transactions, and the approval of the NYSE for the listing of the AHL Class A Common Shares to be issued by AHL in connection with the Share Issuance, (iii) the absence of any applicable law or regulation or order that prohibits the transactions contemplated by the Transaction Agreement, and the absence of any pending or threatened proceeding by any governmental entity or any investigation by any governmental entity seeking any such order, and (iv) certain other customary closing conditions, including, among other things, delivery of certain transaction documents contemplated by the Transaction Agreement, accuracy of representations and warranties and compliance with covenants by the parties.
The Company expects the Transaction Agreement to have a material impact on its condensed consolidated financial statements related to its investment in Athene Holding and corresponding Non-controlling Interests. Upon consummation of the Transaction Agreement, the fair value of the Company’s investment in Athene Holding will be calculated using the closing market price of AHL Class A Common Shares, less a discount due to a lack of marketability, as a result of a lock-up on existing and newly acquired AHL Class A Common Shares for three years from the initial closing date. In addition, the Company may have to consolidate certain entities in which it has an indirect ownership interest through its investment in Athene Holding, with a portion attributable to Non-controlling Interests.
Dividends
On October 31, 2019, the Company declared a cash dividend of $0.50 per share of Class A Common Stock, which will be paid on November 29, 2019 to holders of record at the close of business on November 20, 2019.
On October 31, 2019, the Company declared a cash dividend of $0.398438 per share of Series A Preferred Stock and Series B Preferred Stock, which will be paid on December 16, 2019 to holders of record at the close of business on November 29, 2019.

ITEM 1A.     UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS
OF FINANCIAL CONDITION
APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of September 30, 2019
	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$1,242,813	$4	$—	$1,242,817
Restricted cash	19,777	—	—	19,777
U.S. Treasury securities, at fair value	551,681	—	—	551,681
Investments	3,558,632	563	(86,286)	3,472,909
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	41,799	—	41,799
Investments, at fair value	—	1,163,981	—	1,163,981
Other assets	—	39,088	—	39,088
Incentive fees receivable	3,093	—	—	3,093
Due from related parties	440,985	—	(914)	440,071
Deferred tax assets, net	530,954	—	—	530,954
Other assets	279,330	—	(666)	278,664
Lease assets	190,618	—	—	190,618
Goodwill	88,852	—	—	88,852
Total Assets	$6,906,735	$1,245,435	$(87,866)	$8,064,304
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$96,820	$—	$—	$96,820
Accrued compensation and benefits	166,161	—	—	166,161
Deferred revenue	172,157	—	—	172,157
Due to related parties	507,113	—	—	507,113
Profit sharing payable	693,618	—	—	693,618
Debt	2,348,440	—	—	2,348,440
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	870,979	(42,155)	828,824
Other liabilities	—	69,338	(296)	69,042
Due to related parties	—	1,284	(1,284)	—
Other liabilities	132,023	—	—	132,023
Lease liabilities	207,673	—	—	207,673
Total Liabilities	4,324,005	941,601	(43,735)	5,221,871

Stockholders’ Equity:
Apollo Global Management, Inc. stockholders’ equity:
Series A Preferred Stock	264,398	—	—	264,398
Series B Preferred Stock	289,815	—	—	289,815
Additional paid in capital	1,217,231	—	—	1,217,231
Retained earnings (accumulated deficit)	—	20,642	(20,642)	—
Accumulated other comprehensive loss	(6,546)	(4,684)	4,403	(6,827)
Total Apollo Global Management, Inc. stockholders’ equity	1,764,898	15,958	(16,239)	1,764,617
Non-Controlling Interests in consolidated entities	6,032	287,876	(27,892)	266,016
Non-Controlling Interests in Apollo Operating Group	811,800	—	—	811,800
Total Stockholders’ Equity	2,582,730	303,834	(44,131)	2,842,433
Total Liabilities and Stockholders’ Equity	$6,906,735	$1,245,435	$(87,866)	$8,064,304

APOLLO GLOBAL MANAGEMENT, INC.
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
The following discussion should be read in conjunction with Apollo Global Management, Inc.’s condensed consolidated financial statements and the related notes included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section entitled “Risk Factors” in the 2018 Annual Report and quarterly report on Form 10-Q filed with the SEC on August 6, 2019. The highlights listed below have had significant effects on many items within our condensed consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.
General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in credit, private equity and real assets with significant distressed expertise and a flexible mandate in the majority of our funds which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 33 years and lead a team of 1,352 employees, including 459 investment professionals, as of September 30, 2019.
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
As of September 30, 2019, we had total AUM of $322.7 billion across all of our businesses. More than 90% of our total AUM was in funds with a contractual life at inception of seven years or more, and 50% of such AUM was in permanent capital vehicles.
As of December 31, 2017, Fund IX held its final closing, raising a total of $23.5 billion in third-party capital and approximately $1.2 billion of additional capital from Apollo and affiliated investors for total commitments of $24.7 billion. On December 31, 2013, Fund VIII held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of September 30, 2019, Fund VIII had $3.0 billion of uncalled commitments remaining. Additionally, Fund VII held a final closing in December 2008, raising a total of $14.7 billion, and as of September 30, 2019, Fund VII had $1.8 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through September 30, 2019. Apollo’s private equity fund appreciation was 3.6% and 11.1% for the three and nine months ended September 30, 2019, respectively.
For our real assets segment, total gross return was 4.6% and 9.3% for the three and nine months ended September 30, 2019, respectively. The gross return represents gross return for U.S. Real Estate Fund I and U.S. Real Estate Fund II including co-investment capital, Asia Real Estate Fund including co-investment capital, the European Principal Finance funds, and infrastructure equity funds.
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
Holding Company Structure
The diagram below depicts our current organizational structure:

BRH Holdings GP, Ltd. (Class B Common Stock)(2)(5)
Managing Partners
100% of LP Units
GP
BRH Holdings, L.P.(3)
90.5% of LP Units
Class A Stockholders (Class A Common Stock)(1)
AGM Management, LLC(5) (Class C Common Stock)
GP
9.5% of LP Units
Contributing Partners
AP Professional Holdings, L.P.(4)
44.8% of the LP or LLC interests of each Apollo Operating Group Entity
Apollo Global Management, Inc.
(55.2% of Apollo Operating Group Units)(6)
Intermediate Holding Companies
100%
APO Asset Co., LLC
100%
APO (FC), LLC
100%
APO (FC III), LLC
100%
APO UK (FC), Limited
100%
APO (FC II), LLC
100%
APO Corp.
55.2% of the LP or LLC interests of certain Apollo Operating Group Entities
55.2% of the LP or LLC interests of certain Apollo Operating Group Entities
55.2% of the LP or LLC interests of certain Apollo Operating Group Entities
55.2% of the LP or LLC interests of certain Apollo Operating Group Entities
55.2% of the LP or LLC interests of certain Apollo Operating Group Entities
55.2% of the LP or LLC interests of certain Apollo Operating Group Entities
Apollo Operating Group

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of November 1, 2019.

(1)
As of November 1, 2019, the Class A Common Stock represented 55.2% of the total voting power of the Class A Common Stock and the Class B Common Stock with respect to the limited matters upon which they are entitled to vote pursuant to the certificate of incorporation of AGM Inc. (“COI”).

(2)
Our Managing Partners own BRH Holdings GP, Ltd., which in turn holds our only outstanding share of Class B Common Stock. As of November 1, 2019, the Class B Common Stock represented 44.8% of the total voting power of the Class A Common Stock and the Class

B Common Stock with respect to the limited matters upon which they are entitled to vote and a de minimis economic interest in AGM Inc.

(3)
Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles, limited partner interests in Holdings. Our Managing Partners’ economic interests are represented by their indirect beneficial ownership, through Holdings, of 40.5% of the limited partner interests in the Apollo Operating Group.

(4)
Holdings owns 44.8% of the limited partner or limited liability company interests in each Apollo Operating Group entity. The AOG Units held by Holdings are exchangeable for Class A Common Stock. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 40.5% of the AOG Units. Our Contributing Partners, through their interests in Holdings, beneficially own 4.2% of the AOG Units.

(5)
BRH Holdings GP, Ltd. is the sole member of AGM Management, LLC, our Former Manager. In connection with the Conversion, AGM Management, LLC was granted one issued and outstanding share of Class C Common Stock, which bestows to its holder certain management rights over AGM Inc. Except as required by the General Corporation Law of the State of Delaware (“DGCL”) or as expressly otherwise provided in the COI, for so long as certain conditions are satisfied (as set forth in the COI), the exclusive voting power for all purposes relating to holders of capital stock is vested in the holder of the Class C Common Stock.

(6)
Represents 55.2% of the limited partner or limited liability company interests in each Apollo Operating Group entity, held through the intermediate holding companies. AGM Inc. also indirectly owns 100% of the general partner interests in each Apollo Operating Group entity.

Each of the Apollo Operating Group entities holds interests in different businesses or entities organized in different jurisdictions.
Our structure is designed to accomplish a number of objectives, the most important of which are as follows:

•
Historically, we were a holding company that was qualified as a partnership for U.S. federal income tax purposes. Our intermediate holding companies enabled us to maintain our partnership status and to meet the qualifying income exception. Effective September 5, 2019, Apollo Global Management, LLC converted from a Delaware limited liability company to a Delaware corporation named Apollo Global Management, Inc.

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

Conversion to a C Corporation
Effective September 5, 2019, Apollo Global Management, LLC converted from a Delaware limited liability company to a Delaware corporation named Apollo Global Management, Inc. Prior to the Conversion, a portion of the investment income, performance allocations and principal investment income we earned was not subject to corporate-level tax in the United States. Subsequent to the Conversion, we expect that all of the income we earn will be subject to U.S. corporate income taxes, which could result in an overall higher income tax expense (or benefit) in periods subsequent to the Conversion.
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
In the U.S., the S&P 500 Index increased by 1.2% in the third quarter of 2019, following an increase of 3.8% in the second quarter of 2019. Outside the U.S., global equity markets declined during the quarter, with the MSCI All Country World ex USA Index decreasing 0.9% following an increase of 4.1% in the second quarter of 2019.
Conditions in the credit markets also have a significant impact on our business. Credit markets were positive in the third quarter of 2019, with the BofAML HY Master II Index increasing 1.2%, while the S&P/LSTA Leveraged Loan Index increased 1.0%. The U.S. 10-year Treasury yield fell during the quarter to 1.7%. On October 30, 2019, the Federal Reserve reduced the benchmark interest rate, lowering it for the third time this year, to a target range of 1.50% to 1.75%.
Foreign exchange rates can materially impact the valuations of our investments and those of our funds that are denominated in currencies other than the U.S. dollar. Relative to the U.S. dollar, the Euro depreciated 4.2% in the third quarter of 2019, after appreciating by 1.4% in the second quarter of 2019, while the British pound depreciated 3.2% in the third quarter of

2019, after depreciating 2.6% in the second quarter of 2019. The price of crude oil depreciated by 7.5% during the quarter ended September 30, 2019.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 1.9% in the third quarter of 2019, following an increase of 2.0% in the second quarter of 2019. As of October 2019, the International Monetary Fund estimated that the U.S. economy will expand by 2.4% in 2019 and 2.1% in 2020. Additionally, the U.S. unemployment rate fell to 3.5% as of September 30, 2019, a 50-year low.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its fund investors by focusing on opportunities that management believes are often overlooked by other investors. As such, Apollo’s global integrated investment platform deployed $2.9 billion and $12.3 billion of capital through the funds it manages during the three and nine months ended September 30, 2019, respectively. We believe Apollo’s expertise in credit and its focus on nine core industry sectors, combined with more than 29 years of investment experience, has allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors include chemicals, manufacturing and industrial, natural resources, consumer and retail, consumer services, business services, financial services, leisure, and media/telecom/technology. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods.
In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities, such as continuing to grow the assets of our permanent capital vehicles. As such, Apollo had $15.9 billion and $53.1 billion of capital inflows during the three and nine months ended September 30, 2019, respectively. While Apollo continues to attract capital inflows, it also continues to generate realizations for fund investors. Apollo returned $2.0 billion and $5.9 billion of capital and realized gains to the investors in the funds it manages during the three and nine months ended September 30, 2019, respectively.
Managing Business Performance
We believe that the presentation of Segment Distributable Earnings, or “Segment DE”, supplements a reader’s understanding of the economic operating performance of each of our segments.
Segment Distributable Earnings and Distributable Earnings
Segment Distributable Earnings is the key performance measure used by management in evaluating the performance of Apollo’s credit, private equity and real assets segments. See note 16 to the condensed consolidated financial statements for more details regarding the components of Segment DE. Distributable Earnings (“DE”) represents Segment DE less estimated current corporate, local and non-U.S. taxes as well as the current payable under Apollo’s tax receivable agreement. DE is net of preferred dividends, if any, to the Series A and Series B Preferred Stockholders. DE excludes the impacts of the remeasurement of deferred tax assets and liabilities which arises from changes in estimated future tax rates. The economic assumptions and methodologies that impact the implied income tax provision are similar to those methodologies and certain assumptions used in calculating the income tax provision for Apollo’s condensed consolidated statements of operations under U.S. GAAP. Management believes that excluding the remeasurement of the tax receivable agreement and deferred taxes from Segment DE and DE, respectively, is meaningful as it increases comparability between periods. Remeasurement of the tax receivable agreement and deferred taxes are estimates that may change due to changes in the interpretation of tax law.
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
Assets Under Management
The tables below present Fee-Generating and Non-Fee-Generating AUM by segment:

	As of September 30, 2019
	Credit	Private Equity	Real Assets	Total
	(in millions)
Fee-Generating	$168,096	$46,698	$28,235	$243,029
Non-Fee-Generating	39,562	31,165	8,918	79,645
Total Assets Under Management	$207,658	$77,863	$37,153	$322,674

	As of September 30, 2018
	Credit	Private Equity	Real Assets	Total
	(in millions)
Fee-Generating	$134,003	$47,065	$22,541	$203,609
Non-Fee-Generating	29,044	31,960	5,567	66,571
Total Assets Under Management	$163,047	$79,025	$28,108	$270,180

	As of December 31, 2018
	Credit	Private Equity	Real Assets	Total
	(in millions)
Fee-Generating	$144,071	$46,633	$23,663	$214,367
Non-Fee-Generating	30,307	28,453	7,132	65,892
Total Assets Under Management	$174,378	$75,086	$30,795	$280,259
The table below presents AUM with Future Management Fee Potential, which is a component of Non-Fee-Generating AUM, for each of Apollo’s three segments.

	As of September 30, 2019	As of September 30, 2018	As of December 31, 2018
	(in millions)
Credit	$8,581	$8,209	$8,725
Private Equity	9,259	10,646	10,555
Real Assets	2,760	1,392	2,097
Total AUM with Future Management Fee Potential	$20,600	$20,247	$21,377
The following tables present the components of Performance Fee-Eligible AUM for each of Apollo’s three segments:

	As of September 30, 2019
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM(1)	$36,397	$24,263	$4,339	$64,999
AUM Not Currently Generating Performance Fees	13,997	7,436	1,136	22,569
Uninvested Performance Fee-Eligible AUM	8,179	30,867	4,540	43,586
Total Performance Fee-Eligible AUM	$58,573	$62,566	$10,015	$131,154

	As of September 30, 2018
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM(1)	$33,308	$26,153	$2,065	$61,526
AUM Not Currently Generating Performance Fees	6,707	4,037	1,426	12,170
Uninvested Performance Fee-Eligible AUM	7,687	35,004	5,320	48,011
Total Performance Fee-Eligible AUM	$47,702	$65,194	$8,811	$121,707

	As of December 31, 2018
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM(1)	$23,574	$22,974	$2,019	$48,567
AUM Not Currently Generating Performance Fees	17,857	3,850	2,662	24,369
Uninvested Performance Fee-Eligible AUM	8,483	35,749	4,659	48,891
Total Performance Fee-Eligible AUM	$49,914	$62,573	$9,340	$121,827

(1)
Performance Fee-Generating AUM of $2.6 billion, $4.7 billion and $0.2 billion as of September 30, 2019, September 30, 2018 and December 31, 2018, respectively, are above the applicable hurdle rates or preferred returns, but in accordance with the adoption of the revenue recognition standard effective January 1, 2018, recognition of performance fees associated with such Performance Fee-Generating AUM have been deferred to future periods when the fees are probable to not be significantly reversed.

The following table presents AUM Not Currently Generating Performance Fees for funds that have invested capital for more than 24 months as of September 30, 2019 and the corresponding appreciation required to reach the preferred return or high watermark in order to generate performance fees:

Strategy / Fund	Invested AUM Not Currently Generating Performance Fees	Investment Period Active > 24 Months	Appreciation Required to Achieve Performance Fees(1)
	(in millions)
Credit:
Corporate Credit	$5,464	$5,456	3%
Structured Credit	1,772	1,241	9%
Direct Origination	171	—	N/A
Advisory and Other	6,590	—	N/A
Total Credit	13,997	6,697	4%
Private Equity:
ANRP I	314	314	107%
Hybrid Capital	2,290	1,793	89%
Other PE	4,832	306	66%
Total Private Equity	7,436	2,413	88%
Real Assets:
Total Real Assets	1,136	403	> 250bps
Total	$22,569	$9,513

(1)
All investors in a given fund are considered in aggregate when calculating the appreciation required to achieve performance fees presented above. Appreciation required to achieve performance fees may vary by individual investor. Funds with an investment period less than 24 months are “N/A”.

The components of Fee-Generating AUM by segment are presented below:

	As of September 30, 2019
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$3,888	$26,849		$4,886	$35,623
Fee-Generating AUM based on invested capital	1,328	18,685		2,217	22,230
Fee-Generating AUM based on gross/adjusted assets	140,251	743		20,253	161,247
Fee-Generating AUM based on NAV	22,629	421		879	23,929
Total Fee-Generating AUM	$168,096	$46,698	(1)	$28,235	$243,029

(1)	The weighted average remaining life of the traditional private equity funds as of September 30, 2019 was 80 months.

	As of September 30, 2018
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$3,403	$26,982		$5,440	$35,825
Fee-Generating AUM based on invested capital	1,151	18,610		6,446	26,207
Fee-Generating AUM based on gross/adjusted assets	109,276	903		10,604	120,783
Fee-Generating AUM based on NAV	20,173	570		51	20,794
Total Fee-Generating AUM	$134,003	$47,065	(1)	$22,541	$203,609

(1)	The weighted average remaining life of the traditional private equity funds as of September 30, 2018 was 89 months.

	As of December 31, 2018
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$3,403	$26,849		$5,419	$35,671
Fee-Generating AUM based on invested capital	1,020	18,601		6,659	26,280
Fee-Generating AUM based on gross/adjusted assets	119,525	776		11,435	131,736
Fee-Generating AUM based on NAV	20,123	407		150	20,680
Total Fee-Generating AUM	$144,071	$46,633	(1)	$23,663	$214,367

(1)	The weighted average remaining life of the traditional private equity funds as of December 31, 2018 was 89 months.
The following table presents total AUM and Fee-Generating AUM amounts for our credit segment by category type:

	Total AUM			Fee-Generating AUM
	As of September 30,		As of December 31,	As of September 30,		As of December 31,
	2019	2018	2018	2019	2018	2018
	(in millions)
Corporate Credit	$111,184	$90,908	$98,188	$93,132	$77,848	$82,812
Structured Credit	50,388	40,996	42,693	44,053	36,038	37,932
Direct Origination	18,249	14,296	16,715	16,696	13,306	14,395
Advisory and Other	27,837	16,847	16,782	14,215	6,811	8,932
Total	$207,658	$163,047	$174,378	$168,096	$134,003	$144,071
Investment Management Agreement - ISG
Apollo, through its consolidated subsidiary, ISG, provides asset management services to Athene with respect to assets in the Athene Accounts, including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence, hedging and other asset management services and receives management fees for providing these services. The Company, through ISG, also provides sub-allocation services with respect to a portion of the assets in the Athene Accounts. See note 14 to the condensed consolidated financial statements for more details regarding the fee rates of the investment management and sub-allocation fee arrangements with respect to the assets in the Athene Accounts.

The following table presents the aggregate Athene Sub-Allocated Total AUM by asset class:

As of September 30, 2019
(in millions)
Core Assets	$33,524
Core Plus Assets	31,848
Yield Assets	45,953
High Alpha	4,286
Cash, Treasuries, Equity and Alternatives	9,873
Total	$125,484
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
The following table presents Athora Sub-Advised and Athora Non-Sub-Advised AUM:

	As of September 30,		As of December 31,
	2019	2018	2018
	(in millions)
Sub-Advised AUM	$3,667	$1,962	$3,032
Non-Sub-Advised AUM	10,382	6,040	4,952
Total AUM	$14,049	$8,002	$7,984
The following table presents total AUM and Fee-Generating AUM amounts for our private equity segment:

	Total AUM			Fee-Generating AUM
	As of September 30,		As of December 31,	As of September 30,		As of December 31,
	2019	2018	2018	2019	2018	2018
	(in millions)
Private Equity Funds	$62,781	$65,189	$60,680	$39,446	$39,573	$39,519
Hybrid Capital	9,108	9,025	8,886	3,154	3,396	3,025
Natural Resources	5,974	4,811	5,520	4,098	4,096	4,089
Total	$77,863	$79,025	$75,086	$46,698	$47,065	$46,633
The following table presents total AUM and Fee-Generating AUM amounts for our real assets segment:

	Total AUM			Fee-Generating AUM
	As of September 30,		As of December 31,	As of September 30,		As of December 31,
	2019	2018	2018	2019	2018	2018
	(in millions)
Real Estate	$28,076	$20,359	$21,971	$21,384	$16,252	$16,873
Principal Finance	6,934	7,119	7,050	5,113	5,659	5,468
Infrastructure	2,143	630	1,774	1,738	630	1,322
Total	$37,153	$28,108	$30,795	$28,235	$22,541	$23,663

The following tables summarize changes in total AUM for each of Apollo’s three segments:

	For the Three Months Ended September 30,
	2019				2018
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total

Change in Total AUM(1):
Beginning of Period	$201,216	$77,148	$33,498	$311,862	$163,222	$78,867	$27,363	$269,452
Inflows	11,505	516	3,906	15,927	4,290	509	1,098	5,897
Outflows(2)	(3,647)	(13)	—	(3,660)	(4,651)	(16)	—	(4,667)
Net Flows	7,858	503	3,906	12,267	(361)	493	1,098	1,230
Realizations	(615)	(989)	(357)	(1,961)	(347)	(1,016)	(386)	(1,749)
Market Activity(3)	(801)	1,201	106	506	533	681	33	1,247
End of Period	$207,658	$77,863	$37,153	$322,674	$163,047	$79,025	$28,108	$270,180

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

(2)	Outflows for Total AUM include redemptions of $0.3 billion and $1.3 billion during the three months ended September 30, 2019 and 2018, respectively.

(3)
Includes foreign exchange impacts of $(1.6) billion, $(106.0) million and $(160.7) million for credit, private equity and real assets, respectively, during the three months ended September 30, 2019, and foreign exchange impacts of $(330.2) million, $(19.2) million and $(14.2) million for credit, private equity and real assets, respectively, during the three months ended September 30, 2018.

	For the Nine Months Ended September 30,
	2019				2018
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$174,378	$75,086	$30,795	$280,259	$144,807	$80,694	$23,427	$248,928
Inflows	42,406	3,361	7,302	53,069	30,857	3,778	6,301	40,936
Outflows(2)	(8,926)	(154)	(399)	(9,479)	(11,236)	(175)	—	(11,411)
Net Flows	33,480	3,207	6,903	43,590	19,621	3,603	6,301	29,525
Realizations	(1,335)	(3,541)	(1,025)	(5,901)	(2,234)	(4,623)	(1,855)	(8,712)
Market Activity(3)	1,135	3,111	480	4,726	853	(649)	235	439
End of Period	$207,658	$77,863	$37,153	$322,674	$163,047	$79,025	$28,108	$270,180

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

(2)	Outflows for Total AUM include redemptions of $2.3 billion and $1.6 billion during the nine months ended September 30, 2019 and 2018, respectively.

(3)
Includes foreign exchange impacts of $(1.6) billion, $(133.8) million and $(138.2) million for credit, private equity and real assets, respectively, during the nine months ended September 30, 2019, and foreign exchange impacts of $(1.1) billion, $(66.2) million and $(56.2) million for credit, private equity and real assets, respectively, during the nine months ended September 30, 2018.

Total AUM was $322.7 billion at September 30, 2019, an increase of $10.8 billion, or 3.5%, compared to $311.9 billion at June 30, 2019. The net increase was primarily due to:
Net flows of $12.3 billion primarily related to:

•
a $7.9 billion increase related to funds we manage in the credit segment primarily consisting of an increase in AUM relating to Athene of $7.2 billion driven by portfolio company activity, subscriptions of $1.9 billion across the corporate credit funds we manage and an increase in leverage of $0.7 billion throughout the segment; these increases were partially offset by net segment transfers of $2.7 billion;

•
a $3.9 billion increase related to funds we manage in the real assets segment primarily consisting of net segment transfers of $2.6 billion and an increase in leverage of $1.1 billion related to the real estate funds we manage; and

•	a $0.5 billion increase related to funds we manage in the private equity segment primarily consisting of an increase in leverage of $0.4 billion related to Fund IX.
Market activity of $0.5 billion primarily related to $1.2 billion of appreciation in the funds we manage in the private equity segment, partially offset by $0.8 billion of depreciation in the funds we manage in the credit segment.
Offsetting these increases were:
Realizations of $2.0 billion primarily related to:

•
$1.0 billion related to funds we manage in the private equity segment primarily consisting of distributions from Fund VIII and other traditional private equity funds of $0.6 billion and $0.2 billion, respectively;

•	$0.6 billion related to funds we manage in the credit segment primarily consisting of distributions from the structured credit funds we manage; and

•	$0.4 billion related to funds we manage in the real assets segment related to the real estate funds we manage.
Total AUM was $322.7 billion at September 30, 2019, an increase of $42.4 billion, or 15.1%, compared to $280.3 billion at December 31, 2018. The net increase was primarily due to:
Net flows of $43.6 billion primarily related to:

•
a $33.5 billion increase related to funds we manage in the credit segment primarily consisting of (i) an increase in AUM relating to Athene of $16.7 billion as a result of portfolio company activity, (ii) an increase in AUM in the advisory and other category as a result of the acquisition of Aspen Insurance Holdings Limited and Athora’s acquisition of Generali Belgium, which added approximately $7.5 billion and $6.5 billion of AUM, respectively, and (iii) subscriptions of $6.0 billion across the corporate credit funds we manage; these increases were offset by net segment transfers of $5.3 billion;

•
a $6.9 billion increase related to funds we manage in the real assets segment primarily consisting of net segment transfers of $5.3 billion and an increase in leverage of $1.1 billion related to the real estate funds we manage; and

•
a $3.2 billion increase related to funds we manage in the private equity segment consisting of subscriptions of $2.7 billion primarily related to certain traditional private equity fund co-investments and certain hybrid capital funds of $1.4 billion and $0.8 billion, respectively.

Market activity of $4.7 billion primarily related to $3.1 billion of appreciation in the funds we manage in the private equity segment, primarily related to Fund VIII, as well as $1.1 billion and $0.5 billion of appreciation in the funds we manage in the credit and real assets segments, respectively.
Offsetting these increases were:
Realizations of $5.9 billion primarily related to:

•
$3.5 billion related to funds we manage in the private equity segment primarily consisting of distributions of $1.2 billion, $1.1 billion and $0.5 billion from Fund VIII, Fund VI and certain hybrid capital funds, respectively;

•	$1.3 billion related to funds we manage in the credit segment primarily consisting of distributions from the direct origination and structured credit funds we manage; and

•	$1.0 billion related to funds we manage in the real assets segment primarily consisting of distributions from the principal finance and real estate funds we manage.

The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three segments:

	For the Three Months Ended September 30,
	2019				2018
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total

Change in Fee-Generating AUM(1):
Beginning of Period	$163,089	$47,082	$25,965	$236,136	$132,602	$47,835	$21,798	$202,235
Inflows	9,464	94	2,653	12,211	3,765	277	1,110	5,152
Outflows(2)	(3,883)	(266)	(241)	(4,390)	(2,810)	(844)	(52)	(3,706)
Net Flows	5,581	(172)	2,412	7,821	955	(567)	1,058	1,446
Realizations	(265)	(251)	(78)	(594)	(119)	(243)	(367)	(729)
Market Activity(3)	(309)	39	(64)	(334)	565	40	52	657
End of Period	$168,096	$46,698	$28,235	$243,029	$134,003	$47,065	$22,541	$203,609

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

(2)	Outflows for Fee-Generating AUM include redemptions of $0.3 billion and $1.3 billion during the three months ended September 30, 2019 and 2018, respectively.

(3)
Includes foreign exchange impacts of $(828.8) million, $(13.0) million and $(100.8) million for credit, private equity and real assets, respectively, during the three months ended September 30, 2019, and foreign exchange impacts of $(228.2) million, $(4.0) million and $(35.3) million for credit, private equity and real assets, respectively, during the three months ended September 30, 2018.

	For the Nine Months Ended September 30,
	2019				2018
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$144,071	$46,633	$23,663	$214,367	$116,352	$34,063	$18,550	$168,965
Inflows	32,993	1,418	5,601	40,012	28,503	24,924	5,353	58,780
Outflows(2)	(9,635)	(699)	(724)	(11,058)	(10,355)	(11,287)	(52)	(21,694)
Net Flows	23,358	719	4,877	28,954	18,148	13,637	5,301	37,086
Realizations	(544)	(762)	(363)	(1,669)	(1,249)	(698)	(1,398)	(3,345)
Market Activity(3)	1,211	108	58	1,377	752	63	88	903
End of Period	$168,096	$46,698	$28,235	$243,029	$134,003	$47,065	$22,541	$203,609

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

(2)	Outflows for Fee-Generating AUM include redemptions of $2.3 billion and $1.6 billion during the nine months ended September 30, 2019 and 2018, respectively.

(3)
Includes foreign exchange impacts of $(874.8) million, $(15.4) million and $(106.0) million for credit, private equity and real assets, respectively, during the nine months ended September 30, 2019, and foreign exchange impacts of $(602.3) million, $(12.3) million and $(87.8) million for credit, private equity and real assets, respectively, during the nine months ended September 30, 2018.

Total Fee-Generating AUM was $243.0 billion at September 30, 2019, an increase of $6.9 billion or 2.9%, compared to $236.1 billion at June 30, 2019. The net increase was primarily due to:
Net flows of $7.8 billion primarily related to:

•
a $5.6 billion increase related to funds we manage in the credit segment primarily consisting of an increase in AUM relating to Athene of $7.2 billion driven by portfolio company activity and an increase relating to fee-generating capital deployment of $0.8 billion; these increases were partially offset by net segment transfers of $2.4 billion and fee-generating capital reduction of $0.5 billion; and

•	a $2.4 billion increase related to funds we manage in the real assets segment primarily consisting of $2.4 billion of net segment transfers.
Offsetting these increases were decreases related to realizations and market activity throughout the segments of $0.6 billion and $0.3 billion, respectively.
Total Fee-Generating AUM was $243.0 billion at September 30, 2019, an increase of $28.7 billion or 13.4%, compared to $214.4 billion at December 31, 2018. The net increase was primarily due to:
Net flows of $29.0 billion primarily related to:

•
a $23.4 billion increase related to funds we manage in the credit segment primarily consisting of (i) an increase in AUM relating to Athene of $16.7 billion as a result of portfolio company activity, (ii) an increase in AUM in advisory and other as a result of Athora’s acquisition of Generali Belgium, which added approximately $6.5 billion of AUM and (iii) an increase relating to fee-generating capital deployment of $3.4 billion; these increases were partially offset by fee-generating capital reduction of $2.0 billion;

•
a $4.9 billion increase related to funds we manage in the real assets segment primarily consisting of net segment transfers of $4.6 billion and $0.7 billion of fee-generating deployment, primarily related to certain infrastructure funds; and

•
a $0.7 billion increase related to funds we manage in the private equity segment primarily consisting of fee-generating capital deployment of $1.4 billion, offset by fee-generating capital reduction of $0.5 billion.

Market activity of $1.4 billion primarily related to:

•	a $1.2 billion increase related to funds we manage in the credit segment as a result of appreciation across the corporate credit funds we manage.
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
Capital Deployed
The following table summarizes the capital deployed for funds and SIAs with a defined maturity date by segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Credit	$1,264	$485	$4,010	$1,986
Private Equity	986	513	6,641	3,681
Real Assets	619	253	1,695	1,227
Total capital deployed	$2,869	$1,251	$12,346	$6,894

Uncalled Commitments
The following table summarizes the uncalled commitments by segment:

	As of September 30, 2019	As of December 31, 2018
	(in millions)
Credit	$8,971	$8,066
Private Equity	38,459	41,585
Real Assets	5,590	5,980
Total uncalled commitments(1)	$53,020	$55,631

(1)
As of September 30, 2019 and December 31, 2018, $44.3 billion and $48.5 billion, respectively, represented the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses.

The Historical Investment Performance of Our Funds
Below we present information relating to the historical performance of our funds, including certain legacy Apollo funds that do not have a meaningful amount of unrealized investments, and in respect of which the general partner interest has not been contributed to us.
When considering the data presented below, you should note that the historical results of our funds are not indicative of the future results that you should expect from such funds, from any future funds we may raise or from your investment in our Class A Common Stock.
An investment in our Class A Common Stock is not an investment in any of the Apollo funds, and the assets and revenues of our funds are not directly available to us. The historical and potential future returns of the funds we manage are not directly linked to returns on our Class A Common Stock. Therefore, you should not conclude that continued positive performance of the funds we manage will necessarily result in positive returns on an investment in our Class A Common Stock. However, poor performance of the funds that we manage would cause a decline in our revenue from such funds, and would therefore have a negative effect on our performance and in all likelihood the value of our Class A Common Stock.
Moreover, the historical returns of our funds should not be considered indicative of the future results you should expect from such funds or from any future funds we may raise. There can be no assurance that any Apollo fund will continue to achieve the same results in the future.
Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund IV generated a 12% gross IRR and a 9% net IRR since its inception through September 30, 2019, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through September 30, 2019. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares and our Preferred shares” in the 2018 Annual Report.

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
All amounts are as of September 30, 2019, unless otherwise noted:

($ in millions)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR		Net IRR
Private Equity:
Fund IX	2018	$24,847	$24,729	$2,779	$—	$2,779	$2,917	$2,917	NM	(1)	NM	(1)
Fund VIII	2013	21,241	18,377	15,815	6,447	12,622	17,771	24,218	18%		13%
Fund VII	2008	3,709	14,677	16,461	31,196	2,803	1,722	32,918	33		25
Fund VI	2006	645	10,136	12,457	21,114	405	19	21,133	12		9
Fund V	2001	261	3,742	5,192	12,720	120	2	12,722	61		44
Fund I, II, III, IV & MIA(2)	Various	13	7,320	8,753	17,400	—	—	17,400	39		26
Traditional Private Equity Funds(3)		$50,716	$78,981	$61,457	$88,877	$18,729	$22,431	$111,308	39%		25%
ANRP II	2016	3,357	3,454	2,193	923	1,778	2,098	3,021	25		14
ANRP I	2012	556	1,323	1,144	978	650	322	1,300	4		—
AION	2013	784	826	689	291	491	661	952	18		9
Hybrid Value Fund	2019	3,243	3,238	530	12	527	536	548	NM	(1)	NM	(1)
Total Private Equity		$58,656	$87,822	$66,013	$91,081	$22,175	$26,048	$117,129
Credit:
Structured Credit Funds
FCI III	2017	$2,632	$1,906	$2,329	$862	$1,901	$2,025	$2,887	28%		21%
FCI II	2013	2,213	1,555	2,707	1,734	1,661	1,568	3,302	8		5
FCI I	2012	110	559	1,516	1,975	—	—	1,975	11		8
SCRF IV (6)	2017	3,051	2,502	3,542	1,615	2,254	2,287	3,902	NM	(1)	NM	(1)
SCRF III	2015	—	1,238	2,110	2,428	—	—	2,428	18		14
SCRF II	2012	—	104	467	528	—	—	528	15		12
SCRF I	2008	—	118	240	357	—	—	357	33		26
Total Credit		$8,006	$7,982	$12,911	$9,499	$5,816	$5,880	$15,379
Real Assets:
European Principal Finance Funds
EPF III(4)	2017	$4,683	$4,469	$2,034	$50	$1,984	$2,242	$2,292	23%		9%
EPF II(4)	2012	1,675	3,412	3,352	4,099	822	867	4,966	15		9
EPF I(4)	2007	229	1,411	1,855	3,115	—	10	3,125	23		17
U.S. RE Fund II(5)	2016	1,217	1,243	823	375	603	723	1,098	16		12
U.S. RE Fund I(5)	2012	332	648	631	706	220	242	948	14		11
Asia RE Fund(5)	2017	648	709	395	204	241	300	504	20		14
Infrastructure Equity Fund	2018	997	897	782	88	725	809	897	NM	(1)	NM	(1)
Total Real Assets		$9,781	$12,789	$9,872	$8,637	$4,595	$5,193	$13,830

(1)	Data has not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and such information was deemed not meaningful.

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

(3)	Total IRR is calculated based on total cash flows for all funds presented.

(4)	Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.09 as of September 30, 2019.

(5)
U.S. RE Fund I, U.S. RE Fund II and Asia RE Fund had $152 million, $771 million and $366 million of co-investment commitments as of September 30, 2019, respectively, which are included in the figures in the table. A co-invest entity within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.23 as of September 30, 2019.

(6)	Remaining cost for certain of our credit funds may include physical cash called, invested or reserved for certain levered investments.

Private Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of September 30, 2019:

	Total Invested Capital	Total Value	Gross IRR
	(in millions)
Distressed for Control	$7,915	$19,021	29%
Non-Control Distressed	5,416	8,448	71
Total	13,331	27,469	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit(1)	48,126	83,839	21
Total	$61,457	$111,308	39%

(1)	Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.
The following tables provide additional detail on the composition of the Fund VIII and Fund VII private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV, V, VI and IX are included in the table above but not presented below as their remaining value is less than $100 million, the fund has been liquidated or the fund commenced investing capital less than 24 months prior to September 30, 2019 and such information was deemed not meaningful. All amounts are as of September 30, 2019:
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,673	$6,069
Opportunistic Buyouts	12,597	17,295
Distressed(2)	545	854
Total	$15,815	$24,218
Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,540	$3,736
Opportunistic Buyouts	4,338	10,580
Distressed/Other Credit(2)	9,583	18,602
Total	$16,461	$32,918

(1)
Committed capital less unfunded capital commitments for Fund VIII and Fund VII were $15.7 billion and $14.4 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreement or other governing agreements.

(2)	The distressed investment strategy includes distressed for control, non-control distressed and other credit.
During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through September 30, 2019), our private equity funds have invested $54.2 billion, of which $19.7 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII and VI was 5.7x, 6.1x and 7.7x, respectively, as of September 30, 2019. Our average entry multiple for a private equity fund is the average of the total enterprise value over an applicable adjusted earnings before interest, taxes, depreciation and amortization, which may incorporate certain adjustments based on the investment team’s estimates and we believe captures the true economics of our funds’ investments in portfolio companies. The average entry multiple of actively investing funds may include committed investments not yet closed.

Credit
The following table presents the gross and net returns for Apollo’s credit segment by category type:

	Gross Returns		Net Returns
Category	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Corporate Credit	1.8%	8.2%	1.5%	7.4%
Structured Credit	1.8	10.3	1.4	8.5
Direct Origination	2.9	9.4	2.2	7.0
Permanent Capital
The following table summarizes the investment record for our permanent capital vehicles by segment, excluding Athene-related and Athora-related assets managed or advised by ISG and AAME:

			Total Returns(1)
	IPO Year(2)	Total AUM	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Credit:		(in millions)
MidCap(3)	N/A	$8,556	4%	13%	6%	15%
AIF	2013	375	5	17	2	5
AFT	2011	403	1	9	—	4
AINV/Other(4)	2004	5,238	5	41	—	4
Real Assets:
ARI	2009	6,715	7%	24%	6%	10%
Total		$21,287

(1)
Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

(2)	An initial public offering (“IPO”) year represents the year in which the vehicle commenced trading on a national securities exchange.

(3)
MidCap is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 3% and 4% for the three months ended September 30, 2019 and 2018, respectively, and 9% and 11% for the nine months ended September 30, 2019 and September 30, 2018, respectively.

(4)
Included within Total AUM of AINV/Other is $1.9 billion of AUM related to a non-traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services. Total returns exclude performance related to this AUM.

SIAs
As of September 30, 2019, Apollo managed approximately $26 billion of total AUM in SIAs, which include capital deployed from certain SIAs across Apollo’s credit, private equity and real assets funds.
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
As of September 30, 2019, approximately 51% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 49% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our credit, private equity and real assets segments, the percentage determined using market-based valuation methods as of September 30, 2019 was 73%, 18% and 16%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest” in the 2018 Annual Report for a discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
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

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis and (ii) realized and unrealized performance fees for Apollo’s combined segments:

	As of September 30, 2019	For the Three Months Ended September 30, 2019			For the Nine Months Ended September 30, 2019
	Performance Fees Receivable on an Unconsolidated Basis	Unrealized Performance Fees	Realized Performance Fees	Total Performance Fees	Unrealized Performance Fees	Realized Performance Fees	Total Performance Fees
	(in thousands)
Credit:
Corporate Credit(1)	$74,154	$15,491	$2,666	$18,157	$66,570	$10,132	$76,702
Structured Credit	187,441	9,252	2,677	11,929	45,768	19,213	64,981
Direct Origination	102,876	9,094	4,636	13,730	22,553	11,913	34,466
Total Credit	$364,471	$33,837	$9,979	$43,816	$134,891	$41,258	$176,149
Total Credit, net of profit sharing expense	117,867	20,283	8,305	28,588	76,762	28,189	104,951
Private Equity:
Fund VIII(2)	$796,534	$173,585	$57,270	$230,855	$355,339	$124,803	$480,142
Fund VII(1)(2)	220	(66,978)	700	(66,278)	(90,215)	2,177	(88,038)
Fund VI(2)	16,151	567	889	1,456	28,040	2,808	30,848
Fund IV and V(1)	—	109	—	109	(1,144)	—	(1,144)
ANRP I and II(1)(2)	48,372	(5,645)	2,445	(3,200)	14,058	3,100	17,158
Other(1)(3)	82,493	11,998	2,438	14,436	29,624	3,541	33,165
Total Private Equity	$943,770	$113,636	$63,742	$177,378	$335,702	$136,429	$472,131
Total Private Equity, net of profit sharing expense	578,416	83,016	41,658	124,674	228,367	72,529	300,896
Real Assets:
Principal Finance	$127,624	$20,660	$—	$20,660	$5,443	$1,760	$7,203
U.S. RE Fund I & II	13,287	420	—	420	(2,871)	1,645	(1,226)
Infrastructure Equity Fund	10,220	5,143	—	5,143	10,220	—	10,220
Other(3)	18,906	3,189	162	3,351	7,562	(163)	7,399
Total Real Assets	$170,037	$29,412	$162	$29,574	$20,354	$3,242	$23,596
Total Real Assets, net of profit sharing expense	98,712	18,811	97	18,908	14,482	1,943	16,425
Total	$1,478,278	$176,885	$73,883	$250,768	$490,947	$180,929	$671,876
Total, net of profit sharing expense(4)	$794,995	$122,110	$50,060	$172,170	$319,611	$102,661	$422,272

(1)
As of September 30, 2019, certain credit funds and certain private equity funds had $0.3 million and $213.6 million, respectively, in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations for certain credit funds and certain private equity funds was $1.1 million and $1,622.6 million, respectively, as of September 30, 2019.

(2)
As of September 30, 2019, the remaining investments and escrow cash of Fund VIII were valued at 132% of the fund’s unreturned capital, which was above the required escrow ratio of 115%. As of September 30, 2019, the remaining investments and escrow cash of Fund VII, Fund VI, ANRP I and ANRP II were valued at 60%, 38%, 51% and 109% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of September 30, 2019, Fund VII had $128.5 million of gross performance fees, or $73.1 million net of profit sharing, in escrow. As of September 30, 2019, Fund VI had $167.6 million of gross performance fees, or $112.4 million net of profit sharing, in escrow. As of September 30, 2019, ANRP I had $40.2 million of gross performance fees, or $25.2 million net of profit sharing, in escrow. As of September 30, 2019, ANRP II had $21.0 million of gross performance fees, or $14.3 million net of profit sharing, in escrow. With respect to Fund VII, Fund VI, ANRP II and ANRP I, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the funds’ partnership agreements. Performance fees receivable as of September 30, 2019 and realized performance fees include interest earned on escrow balances that is not subject to contingent repayment.

(3)	Other includes certain SIAs.

(4)
There was a corresponding profit sharing payable of $693.6 million as of September 30, 2019, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $96.4 million.

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
The following table summarizes our performance fees since inception for our combined segments through September 30, 2019:

	Performance Fees Since Inception(1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation(3)	Maximum Performance Fees Subject to Potential Reversal(4)
	(in millions)
Credit:
Corporate Credit	$74.2	$1,082.0	$1,156.2	$0.3	$92.6
Structured Credit	187.4	143.5	330.9	—	166.9
Direct Origination	102.9	12.0	114.9	—	97.9
Total Credit	364.5	1,237.5	1,602.0	0.3	357.4
Private Equity:
Fund VIII	796.5	555.4	1,351.9	—	1,147.0
Fund VII	0.2	3,130.9	3,131.1	128.9	335.8
Fund VI	16.2	1,663.9	1,680.1	—	3.8
Fund IV and V	—	2,053.1	2,053.1	30.4	0.5
ANRP I and II	48.4	93.4	141.8	12.0	66.5
Other	82.5	707.1	789.6	42.3	107.8
Total Private Equity	943.8	8,203.8	9,147.6	213.6	1,661.4
Real Assets:
Principal Finance	127.6	363.3	490.9	—	255.5
U.S. RE Fund I and II	13.3	27.8	41.1	—	29.1
Infrastructure Equity Fund	10.2	—	10.2	—	10.2
Other(5)	18.9	36.9	55.8	—	27.8
Total Real Assets	170.0	428.0	598.0	—	322.6
Total	$1,478.3	$9,869.3	$11,347.6	$213.9	$2,341.4

(1)
Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.09 as of September 30, 2019. Certain funds are denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.23 as of September 30, 2019.

(2)
Amounts in “Distributed by Fund and Recognized” for the CPI, Gulf Stream Asset Management, LLC (“Gulf Stream”), Stone Tower Capital LLC and its related companies (“Stone Tower”) funds and SIAs are presented for activity subsequent to the respective acquisition dates.

(3)
Amounts were computed based on the fair value of fund investments on September 30, 2019. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at September 30, 2019. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(4)
Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on September 30, 2019. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

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
Each Managing Partner receives $100,000 per year in base salary for services rendered to us. Additionally, our Managing Partners can receive other forms of compensation. In addition, AHL Awards (as defined in note 12 to our condensed consolidated financial statements) and other equity-based compensation awards have been granted to the Company and certain employees, which amortize over the respective vesting periods. The Company grants equity awards to certain employees, including RSUs, restricted Class A Common Stock and options, that generally vest and become exercisable in quarterly installments or annual installments depending on the contract terms over a period of three to six years. In some instances, vesting of an RSU is also subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. See note 12 to our condensed consolidated financial statements for further discussion of equity-based compensation.
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
Income Taxes. Prior to the Conversion, certain entities in the Apollo Operating Group operated as partnerships for U.S. federal income tax purposes. As a result, these members of the Apollo Operating Group were not subject to U.S. federal income taxes. However, certain of these entities were subject to New York City unincorporated business taxes (“NYC UBT”) and certain non-U.S. entities were subject to non-U.S. corporate income taxes. Effective September 5, 2019, Apollo Global Management, LLC converted from a Delaware limited liability company to a Delaware corporation named Apollo Global Management, Inc. Subsequent to the Conversion, we expect that all of the income the Company earns will be subject to U.S. corporate income taxes, which could result in an overall higher income tax expense (or benefit) in periods subsequent to the Conversion.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, Inc. primarily include the 44.8% and 50.2% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of September 30, 2019 and 2018, respectively. Non-Controlling Interests also include limited partner interests in certain consolidated funds and VIEs.
The authoritative guidance for Non-Controlling Interests in the condensed consolidated financial statements requires reporting entities to present Non-Controlling Interest as equity and provides guidance on the accounting for transactions between an entity and Non-Controlling Interests. According to the guidance, (1) Non-Controlling Interests are presented as a separate component of stockholders’ equity on the Company’s condensed consolidated statements of financial condition, (2) net income (loss) includes the net income (loss) attributable to the Non-Controlling Interest holders on the Company’s condensed consolidated statements of operations, (3) the primary components of Non-Controlling Interest are separately presented in the Company’s condensed consolidated statements of changes in stockholders’ equity to clearly distinguish the interests in the Apollo Operating Group and other ownership interests in the consolidated entities and (4) profits and losses are allocated to Non-Controlling Interests in proportion to their ownership interests regardless of their basis.

Results of Operations
Below is a discussion of our condensed consolidated results of operations for the three and nine months ended September 30, 2019 and 2018. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months Ended September 30,		Amount Change	Percentage Change	For the Nine Months Ended September 30,		Amount Change	Percentage Change
	2019	2018			2019	2018
Revenues:	(in thousands)				(in thousands)
Management fees	$394,547	$358,750	$35,797	10.0%	$1,162,788	$987,102	$175,686	17.8%
Advisory and transaction fees, net	16,440	13,154	3,286	25.0	67,133	42,145	24,988	59.3
Investment income:
Performance allocations	254,103	124,856	129,247	103.5	682,462	129,776	552,686	425.9
Principal investment income	33,393	16,153	17,240	106.7	99,020	25,334	73,686	290.9
Total investment income	287,496	141,009	146,487	103.9	781,482	155,110	626,372	403.8
Incentive fees	4,238	4,818	(580)	(12.0)	5,674	23,593	(17,919)	(76.0)
Total Revenues	702,721	517,731	184,990	35.7	2,017,077	1,207,950	809,127	67.0
Expenses:
Compensation and benefits:
Salary, bonus and benefits	126,695	112,722	13,973	12.4	369,527	343,623	25,904	7.5
Equity-based compensation	42,665	50,334	(7,669)	(15.2)	132,404	123,643	8,761	7.1
Profit sharing expense	88,610	63,059	25,551	40.5	280,335	121,327	159,008	131.1
Total compensation and benefits	257,970	226,115	31,855	14.1	782,266	588,593	193,673	32.9
Interest expense	27,833	15,209	12,624	83.0	70,243	44,168	26,075	59.0
General, administrative and other	85,313	70,657	14,656	20.7	238,814	194,851	43,963	22.6
Placement fees	256	746	(490)	(65.7)	591	1,384	(793)	(57.3)
Total Expenses	371,372	312,727	58,645	18.8	1,091,914	828,996	262,918	31.7
Other Income (Loss):
Net gains (losses) from investment activities	(19,790)	155,283	(175,073)	NM	44,099	20,645	23,454	113.6
Net gains from investment activities of consolidated variable interest entities	10,631	13,001	(2,370)	(18.2)	24,728	28,746	(4,018)	(14.0)
Interest income	10,152	5,411	4,741	87.6	25,938	13,517	12,421	91.9
Other income, net	(43,144)	3,085	(46,229)	NM	(36,451)	1,888	(38,339)	NM
Total Other Income (Loss)	(42,151)	176,780	(218,931)	NM	58,314	64,796	(6,482)	(10.0)
Income before income tax (provision) benefit	289,198	381,784	(92,586)	(24.3)	983,477	443,750	539,727	121.6
Income tax (provision) benefit	231,896	(19,092)	250,988	NM	195,345	(46,596)	241,941	NM
Net Income	521,094	362,692	158,402	43.7	1,178,822	397,154	781,668	196.8
Net income attributable to Non-Controlling Interests	(157,824)	(191,171)	33,347	(17.4)	(501,672)	(220,285)	(281,387)	127.7
Net Income Attributable to Apollo Global Management, Inc.	363,270	171,521	191,749	111.8	677,150	176,869	500,281	282.9
Series A Preferred Stock Dividends	(4,382)	(4,383)	1	—	(13,148)	(13,149)	1	—
Series B Preferred Stock Dividends	(4,782)	(4,781)	(1)	—	(14,344)	(9,350)	(4,994)	53.4
Net Income Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$354,106	$162,357	$191,749	118.1%	$649,658	$154,370	$495,288	320.8%

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
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Management fees increased by $35.8 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This change was primarily attributable to an increase in management fees earned from Athene of $23.0 million, as well as modest increases across our segments, during the three months ended September 30, 2019 as compared to the same period in 2018. For additional details regarding changes in management fees in each segment, see “—Segment Analysis” below.
Advisory and transaction fees, net, increased by $3.3 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $2.9 million during the three months ended September 30, 2019 as compared to the same period in 2018.
Performance allocations increased by $129.2 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase in performance allocations was primarily attributable to increased performance allocations earned from Fund VIII and EPF III of $141.7 million and $29.5 million, respectively, partially offset by decreases in performance allocations earned from Fund VII and Fund VI of $29.8 million and $26.4 million, respectively, for the three months ended September 30, 2019 as compared to the same period in 2018.
The increase in performance allocations from Fund VIII was primarily driven by greater appreciation in the value of the fund’s investments in portfolio companies primarily in the manufacturing and industrial, consumer services and financial services sectors, during the three months ended September 30, 2019 as compared to the same period during 2018. The increase in performance allocations from EPF III was primarily driven by the fund achieving its annualized hurdle rate during the three months ended September 30, 2019, which did not occur in the same period during 2018. The decrease in performance allocations from Fund VII was primarily attributable to depreciation in the value of the fund’s investments in public portfolio companies primarily in the natural resources sector and private investments in the media, telecom and technology sectors during the three months ended September 30, 2019 as compared to the same period during 2018. The decrease in performance fees from Fund VI was primarily driven by decreased appreciation in the value of the fund’s investments in public portfolio companies primarily in the leisure and chemicals sectors, during the three months ended September 30, 2019 as compared to the same period during 2018.
Principal investment income increased by $17.2 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This change was primarily driven by an increase in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Fund VIII of $17.0 million during the three months ended September 30, 2019 as compared to the same period in 2018.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Management fees increased by $175.7 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This change was primarily attributable to an increase in management fees earned from Athene and Fund IX of $89.2 million and $79.5 million, respectively, during nine months ended September 30, 2019, compared to the same period during 2018. For additional details regarding changes in management fees in each segment, see “—Segment Analysis” below.
Advisory and transaction fees, net, increased by $25.0 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to Fund IX’s investments in portfolio companies and Hybrid Value Fund’s investments in portfolio companies of $14.0 million and $10.1 million, respectively, during the nine months ended September 30, 2019, as compared to the same period during 2018.
Performance allocations increased by $552.7 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase in performance allocations was primarily attributable to increased performance allocations earned from Fund VIII, SCRF IV and Fund VI of $498.0 million, $30.4 million and $29.9 million, respectively, partially offset by a decrease in performance allocations earned from Fund VII of $95.9 million during the nine months ended September 30, 2019, as compared to the same period during 2018.
The increase in performance allocations from Fund VIII was primarily driven by greater appreciation in the value of the fund’s investments in private portfolio companies primarily in the manufacturing and industrial and consumer services sectors, and appreciation in the value of the fund’s investments in public portfolio companies in the business services and financial services sectors, during the nine months ended September 30, 2019 as compared to the same period during 2018. The increase in performance fees from SCRF IV was primarily driven by income from the fund’s investments in CLO liabilities and synthetic structured CDOs during the nine months ended September 30, 2019 as compared to the same period during 2018. The increase in performance fees from Fund VI was primarily driven by appreciation in the value of the fund’s investments in public portfolio companies primarily in the leisure sector, during the nine months ended September 30, 2019 as compared to the same period during 2018. The decrease in performance allocations from Fund VII was primarily attributable to depreciation in the value of the fund’s investments in public portfolio companies primarily in the natural resources and business services sectors and depreciation of the fund’s private investments primarily in the media, telecom and technology sector during the nine months ended September 30, 2019 as compared to the same period during 2018.
Principal investment income increased by $73.7 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This change was primarily driven by an increase in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Fund VIII of $59.4 million during the nine months ended September 30, 2019 as compared to the same period in 2018.
Incentive fees decreased by $17.9 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This change was primarily attributable to a decrease in incentive fees earned from AINV and a strategic investment account of $11.9 million and $8.8 million, respectively, during the nine months ended September 30, 2019 as compared to the same period in 2018. The decrease in incentive fees earned from AINV was a result of the amended and restated investment management agreement with AINV which was revised to be on a total return measure, as described in note 14 to our condensed consolidated financial statements.
Expenses
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Compensation and benefits increased by $31.9 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This change was primarily attributable to an increase in profit sharing expense of $25.6 million due to a corresponding increase in performance allocations during the three months ended September 30, 2019, as compared to the same period in 2018. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. In addition, salary, bonus and benefits increased by $14.0 million primarily due to an increase in headcount.
Included in profit sharing expense is $16.3 million for the three months ended September 30, 2018 related to a performance based incentive arrangement for certain Apollo partners and employees designed to more closely align compensation with the overall realized performance of the Company on an annual basis (referred to herein as the “Incentive Pool”). There was no profit sharing expense related to the Incentive Pool for the three months ended September 30, 2019. Allocations to participants in the Incentive Pool contain both a fixed component and a discretionary component, each of which may vary year to year. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
Interest expense increased by $12.6 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to additional interest expense incurred during the three months ended September 30, 2019 as a result of the issuances of the 2029 Senior Notes and 2039 Senior Secured Guaranteed Notes, as described in note 10 to our condensed consolidated financial statements.
General, administrative and other expenses increased by $14.7 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to an increase in professional fees and fund organizational expenses during the three months ended September 30, 2019, as compared to the same period in 2018.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Compensation and benefits increased by $193.7 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This change was primarily attributable to an increase in profit sharing expense of $159.0 million due to a corresponding increase in performance allocations during the nine months ended September 30, 2019, as compared to the same period in 2018. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. In addition, salary, bonus and benefits increased by $25.9 million primarily due to an increase in headcount.
Included in profit sharing expense is $17.0 million and $50.7 million for the nine months ended September 30, 2019 and 2018, respectively, related to the Incentive Pool. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
Interest expense increased by $26.1 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to additional interest expense incurred during the nine months ended September 30, 2019 as a result of the issuances of the 2029 Senior Notes and 2039 Senior Secured Guaranteed Notes, as described in note 10 to our condensed consolidated financial statements.

General, administrative and other expenses increased by $44.0 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This change was primarily driven by an increase in professional fees and fund organizational expenses during the nine months ended September 30, 2019 as compared to the same period in 2018.
Other Income (Loss)
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Net losses from investment activities were $19.8 million for the three months ended September 30, 2019, as compared to net gains from investment activities of $155.3 million for the three months ended September 30, 2018. This change was primarily attributable to a loss on the Company’s investment in Athene Holding during the three months ended September 30, 2019 as compared to a gain on the Company’s investment in Athene Holding during the three months ended September 30, 2018. See note 6 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net gains from investment activities of consolidated VIEs decreased by $2.4 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily driven by a decrease in net gains from Champ, L.P. during the three months ended September 30, 2019, as compared to the same period in 2018. See note 5 to the condensed consolidated financial statements for details regarding net gains from investment activities of consolidated VIEs.
Interest income increased by $4.7 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to increased interest income earned from U.S. Treasury securities held during the three months ended September 30, 2019, as compared to the same period in 2018.
Other loss, net was $43.1 million during the three months ended September 30, 2019, as compared to other income, net of $3.1 million during the three months ended September 30, 2018. This change was primarily attributable to losses from the change in tax receivable agreement liability during the three months ended September 30, 2019.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Net gains from investment activities increased by $23.5 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This change was primarily attributable to increased appreciation on the Company’s investment in Athene Holding during the nine months ended September 30, 2019, as compared to the same period in 2018. See note 6 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net gains from investment activities of consolidated VIEs decreased by $4.0 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily driven by a decrease in net gains from Champ, L.P. during the nine months ended September 30, 2019, as compared to the same period in 2018. See note 5 to the condensed consolidated financial statements for details regarding net gains from investment activities of consolidated VIEs.
Interest income increased by $12.4 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to increased interest income earned from U.S. Treasury securities held during the nine months ended September 30, 2018, as compared to the same period in 2018.
Other loss, net was $36.5 million during the nine months ended September 30, 2019, as compared to other income, net of $1.9 million during the nine months ended September 30, 2018. This change was primarily attributable to losses from the change in tax receivable agreement liability during the nine months ended September 30, 2019.
Net Income Attributable to Non-Controlling Interests and Series A and Series B Preferred Stockholders
For information related to net income attributable to Non-Controlling Interests and net income attributable to Series A and Series B Preferred Stockholders, see note 13 to the condensed consolidated financial statements.
Income Tax Provision
Effective September 5, 2019, Apollo Global Management, LLC, a Delaware limited liability company, converted to a Delaware corporation named Apollo Global Management, Inc. Prior to the Conversion, a portion of the investment income, performance allocations and principal investment income we earned was not subject to corporate-level tax in the United States. Subsequent to the Conversion, we expect that all of the income we earn will be subject to U.S. corporate income taxes, which could result in an overall higher income tax expense (or benefit) in periods subsequent to the Conversion. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The income tax provision decreased by $251.0 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The decrease in the income tax provision was primarily related to the benefit recorded as a result of the following Conversion related items: (i) the step-up in assets from prior exchanges of AOG Units for Class A shares and (ii) the inclusion of certain partnerships previously not subject to federal income taxes. The additional benefit is offset by the mix of earnings when comparing the amount of earnings that are subject to corporate-level tax to those earnings that are not subject to corporate-level tax as such earnings are passed through to Non-Controlling Interests. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of (80.2)% and 5.0% for the three months ended September 30, 2019 and 2018, respectively. Excluding the impact of the Conversion, the Company’s estimated effective tax rate would have been approximately 8.5% for the three months ended September 30, 2019. The most significant reconciling items between our U.S. federal statutory income tax rate and our effective income tax rate were due to the following: (i) income passed through to Non-Controlling Interests and (ii) the impacts upon Conversion noted above (see note 9 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The income tax provision decreased by $241.9 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The decrease in the income tax provision was primarily related to the benefit recorded as a result of the following Conversion related items: (i) the step-up in assets from prior exchanges of AOG Units for Class A shares and (ii) the inclusion of certain partnerships previously not subject to federal income taxes. The additional benefit is offset by the mix of earnings when comparing the amount of earnings that are subject to corporate-level tax to those earnings that are not subject to corporate-level tax as such earnings are passed through to Non-Controlling Interests. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of (19.9)% and 10.5% for the nine months ended September 30, 2019 and 2018, respectively. Excluding the impact of the Conversion, the Company’s estimated effective tax rate would have been approximately 6.3% for the nine months ended September 30, 2019. The most significant reconciling items between our U.S. federal statutory income tax rate and our effective income tax rate were due to the following: (i) income passed through to Non-Controlling Interests and (ii) the impacts upon Conversion noted above (see note 9 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
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

	For the Three Months Ended September 30,		Total Change	Percentage Change	For the Nine Months Ended September 30,		Total Change	Percentage Change
	2019	2018			2019	2018
	(in thousands)
Credit:
Management fees	$198,867	$167,178	$31,689	19.0%	$571,884	$470,070	$101,814	21.7%
Advisory and transaction fees, net	5,530	2,189	3,341	152.6	13,888	6,484	7,404	114.2
Performance fees(1)	6,449	7,064	(615)	(8.7)	16,371	18,105	(1,734)	(9.6)
Fee Related Revenues	210,846	176,431	34,415	19.5	602,143	494,659	107,484	21.7
Salary, bonus and benefits	(51,746)	(44,642)	(7,104)	15.9	(146,515)	(134,192)	(12,323)	9.2
General, administrative and other	(33,403)	(31,392)	(2,011)	6.4	(92,546)	(85,603)	(6,943)	8.1
Placement fees	(190)	(295)	105	(35.6)	(42)	(850)	808	(95.1)
Fee Related Expenses	(85,339)	(76,329)	(9,010)	11.8	(239,103)	(220,645)	(18,458)	8.4
Other income (loss), net of Non-Controlling Interest	(597)	265	(862)	NM	967	2,260	(1,293)	(57.2)
Fee Related Earnings	124,910	100,367	24,543	24.5	364,007	276,274	87,733	31.8
Realized performance fees	3,530	11,281	(7,751)	(68.7)	24,887	29,030	(4,143)	(14.3)
Realized profit sharing expense	(1,674)	(8,986)	7,312	(81.4)	(13,069)	(23,313)	10,244	(43.9)
Net Realized Performance Fees	1,856	2,295	(439)	(19.1)	11,818	5,717	6,101	106.7
Realized principal investment income	5,845	6,676	(831)	(12.4)	16,803	16,887	(84)	(0.5)
Net interest loss and other	(6,106)	(3,612)	(2,494)	69.0	(15,148)	(11,082)	(4,066)	36.7
Segment Distributable Earnings	$126,505	$105,726	$20,779	19.7%	$377,480	$287,796	$89,684	31.2%

(1)	Represents certain performance fees from business development companies and Redding Ridge Holdings.
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Management fees increased by $31.7 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This change was primarily attributable to an increase in management fees earned from Athene and Athora of $20.6 million and $2.0 million, respectively, as well as modest increases across other credit funds and investment vehicles during the three months ended September 30, 2019, as compared to the same period during 2018.
Advisory and transaction fees, net increased by $3.3 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This change was primarily attributable to an increase in net transaction and advisory fees earned from Athene and advisory assets of $1.7 million and $1.2 million, respectively, during the three months ended September 30, 2019, as compared to the same period during 2018.
Salary, bonus and benefits expense increased by $7.1 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018 primarily due to an increase in headcount.
General, administrative and other increased by $2.0 million during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The change was primarily driven by an increase fund organizational expenses and technology expenses during the three months ended September 30, 2019, as compared to the same period in 2018.
Realized performance fees decreased by $7.8 million during the three months ended September 30, 2019, as compared to the same period in 2018. This change was primarily attributable to a decrease in realized performance fees generated from a strategic investment account of $11.0 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The decrease in realized performance fees generated from the strategic investment account was primarily driven by decreased income and sales proceeds from the private lending and opportunistic strategies during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.
Realized profit sharing expense decreased by $7.3 million during the three months ended September 30, 2019, as compared to the same period in 2018, as a result of a corresponding decrease in realized performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $1.0 million related to the Incentive Pool for the three months ended September 30, 2018. There was no realized profit sharing expense related to the Incentive Pool for the three months ended September 30, 2019. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Net interest loss and other increased by $2.5 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to additional interest expense incurred during the three months ended September 30, 2019 as a result of the issuances of the 2029 Senior Notes and 2039 Senior Secured Guaranteed Notes, as described in note 10 to our condensed consolidated financial statements.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Management fees increased by $101.8 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This change was primarily attributable to an increase in management fees earned from Athene and Athora of $75.4 million and $4.7 million, respectively, during the nine months ended September 30, 2019, as compared to the same period during 2018.
Advisory and transaction fees, net increased by $7.4 million during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This increase was primarily driven by increases in net advisory and transaction fees earned with respect to FCI III, Athene and advisory assets of $2.8 million, $2.1 million and $1.2 million, respectively, during the nine months ended September 30, 2019, as compared to the same period during 2018.
Performance fees decreased by $1.7 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This change was primarily attributable to a decrease in performance fees earned from AINV of $11.9 million during the nine months ended September 30, 2019, as compared to the same period during 2018, as a result of the amended and restated investment management agreement with AINV which was revised to a total return measure, as described in note 14 to our condensed consolidated financial statements. This decrease in performance fees was partially offset by increased performance fees from Redding Ridge Holdings and a business development company of $6.3 million and $3.8 million during the nine months ended September 30, 2019, as compared to the same period during 2018. The performance fees from Redding Ridge Holdings and the business development company were primarily driven by the vehicles achieving their annualized hurdle rates during the nine months ended September 30, 2019, which did not occur during the same period during 2018.
Salary, bonus and benefits expense increased by $12.3 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018 primarily due to an increase in headcount.
General, administrative and other increased by $6.9 million during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The change was primarily driven by an increase in technology expenses and fund organizational expenses during the nine months ended September 30, 2019, as compared to the same period in 2018.
Other income, net of Non-Controlling Interest decreased by $1.3 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This change was primarily attributable to income from the assignment of a CLO collateral management agreement during the nine months ended September 30, 2018.
Realized performance fees decreased by $4.1 million during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This change was primarily attributable to a decrease in realized performance fees generated from two strategic investment accounts of $13.3 million and $8.8 million, respectively, offset by an increase in realized performance fees generated from FCI I and Apollo Credit Master Fund Ltd. (“Credit Fund”) of $12.0 million and $3.2 million, respectively, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The decrease in realized performance fees generated from the first strategic investment account was primarily driven by decreased income and sales proceeds from the private lending and opportunistic strategies during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The decrease in realized performance fees generated from the other strategic investment account was driven by lesser income generated from CLO investments during the nine months ended September 30, 2019 as compared to the same period during 2018. The increase in realized performance fees generated from FCI I was primarily driven by realizations of the fund’s investments in various life settlement policies during the nine months ended September 30, 2019, while the fund had no realized performance fees during the nine months ended September 30, 2018. The increase in realized performance fees generated from Credit Fund was primarily driven by the appreciation of its bank loan investments during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.
Realized profit sharing expense decreased by $10.2 million during the nine months ended September 30, 2019, as compared to the same period in 2018, as a result of a corresponding decrease in realized performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $0.1 million and $2.4 million related to the Incentive Pool for the nine months ended September 30, 2019 and 2018, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Net interest loss and other increased by $4.1 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to additional interest expense incurred during the nine months ended September 30, 2019 as a result of the issuances of the 2029 Senior Notes and 2039 Senior Secured Guaranteed Notes, as described in note 10 to our condensed consolidated financial statements.
Private Equity
The following table sets forth our segment statement of operations information and our supplemental performance measure, Segment Distributable Earnings, within our private equity segment.

	For the Three Months Ended September 30,		Total Change	Percentage Change	For the Nine Months Ended September 30,		Total Change	Percentage Change
	2019	2018			2019	2018
	(in thousands)
Private Equity:
Management fees	$131,643	$131,578	$65	—%	$391,777	$346,275	$45,502	13.1%
Advisory and transaction fees, net	10,655	6,018	4,637	77.1	47,048	29,992	17,056	56.9
Fee Related Revenues	142,298	137,596	4,702	3.4	438,825	376,267	62,558	16.6
Salary, bonus and benefits	(45,807)	(38,700)	(7,107)	18.4	(129,307)	(121,304)	(8,003)	6.6
General, administrative and other	(26,603)	(22,694)	(3,909)	17.2	(75,427)	(59,010)	(16,417)	27.8
Placement fees	(65)	(51)	(14)	27.5	(548)	(134)	(414)	309.0
Fee Related Expenses	(72,475)	(61,445)	(11,030)	18.0	(205,282)	(180,448)	(24,834)	13.8
Other income (loss), net	(135)	1,448	(1,583)	NM	4,024	1,839	2,185	118.8
Fee Related Earnings	69,688	77,599	(7,911)	(10.2)	237,567	197,658	39,909	20.2
Realized performance fees	63,742	77,740	(13,998)	(18.0)	136,429	245,152	(108,723)	(44.3)
Realized profit sharing expense	(22,084)	(42,842)	20,758	(48.5)	(63,900)	(132,102)	68,202	(51.6)
Net Realized Performance Fees	41,658	34,898	6,760	19.4	72,529	113,050	(40,521)	(35.8)
Realized principal investment income	8,114	10,579	(2,465)	(23.3)	18,079	37,988	(19,909)	(52.4)
Net interest loss and other	(8,911)	(5,004)	(3,907)	78.1	(22,694)	(15,619)	(7,075)	45.3
Segment Distributable Earnings	$110,549	$118,072	$(7,523)	(6.4)%	$305,481	$333,077	$(27,596)	(8.3)%
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Advisory and transaction fees, net increased by $4.6 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to Fund VIII’s investments in portfolio companies and Fund IX’s investments in portfolio companies of $2.9 million and $1.9 million, respectively, during the three months ended September 30, 2019, as compared to the same period during 2018.
Salary, bonus and benefits expense increased by $7.1 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily due to an increase in headcount.
General, administrative and other increased by $3.9 million during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The change was primarily driven by increased fund organizational expenses related to ANRP III, professional fees and other miscellaneous expenses during the three months ended September 30, 2019, as compared to the same period in 2018.
Realized performance fees decreased by $14.0 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This change was primarily attributable to a decrease in realized performance fees generated from Fund VIII of $14.1 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The decrease in realized performance fees from Fund VIII was primarily driven by a decrease in profits realized from investment sales and income from the fund’s investments. The realized performance fees from Fund VIII during the three months ended September 30, 2019 were the result of sales and income generated from investments primarily in the financial services sector. The realized performance fees during the three months ended September 30, 2018 were the result of sales and income generated from investments primarily in the business services, leisure and consumer services sectors.

Realized profit sharing expense decreased by $20.8 million during the three months ended September 30, 2019, as compared to the same period in 2018, as a result of a corresponding decrease in realized performance fees as described above, and a decrease in profit sharing expense related to the Incentive Pool. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $14.6 million related to the Incentive Pool for the three months ended September 30, 2018. There was no realized profit sharing expense related to the Incentive Pool for the three months ended September 30, 2019. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income decreased by $2.5 million for the three months ended September 30, 2019, as compared to the same period in 2018. This change was primarily attributable to a decrease in realizations from Apollo’s equity ownership interest in Fund VIII of $2.0 million, during the three months ended September 30, 2019, as compared to the same period in 2018.
Net interest loss and other increased by $3.9 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to additional interest expense incurred during the three months ended September 30, 2019 as a result of the issuances of the 2029 Senior Notes and 2039 Senior Secured Guaranteed Notes, as described in note 10 to our condensed consolidated financial statements.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Management fees increased by $45.5 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This change was primarily attributable to the commencement of Fund IX’s investment period in April 2018, resulting in an increase of $79.5 million in management fees during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The increase in management fees was partially offset by decreased management fees earned from Fund VIII and COF III of $22.1 million and $6.0 million, respectively, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.
Advisory and transaction fees, net increased by $17.1 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to Fund IX’s investments in portfolio companies and Hybrid Value Fund’s investments in portfolio companies of $14.0 million and $10.1 million, respectively, during the nine months ended September 30, 2019, as compared to the same period during 2018. The increase in net advisory and transaction fees was partially offset by decreased net advisory and transaction fees earned from Fund VIII’s investments in portfolio companies of $5.7 million during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.
Salary, bonus and benefits expense increased by $8.0 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018 primarily due to an increase in headcount.
General, administrative and other increased by $16.4 million during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The change was primarily driven by increased professional fees and fund organizational expenses related to ANRP III during the nine months ended September 30, 2019, as compared to the same period in 2018.
Other income, net increased by $2.2 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The change was primarily driven by the reversal of a liability relating to a favorable judgment in a legal proceeding during the nine months ended September 30, 2019.
Realized performance fees decreased by $108.7 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This change was primarily attributable to decreases in realized performance fees generated from Fund VIII, ANRP II, and Fund VII of $80.4 million, $5.2 million, and $4.5 million, respectively, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.
The realized performance fees from Fund VIII during the nine months ended September 30, 2019 were the result of sales and income generated from investments primarily in the business services, manufacturing and industrial, financial services and leisure sectors. The realized performance fees during the nine months ended September 30, 2018 were the result of sales and income generated from investments primarily in the financial services, business services, manufacturing and industrial, and leisure sectors. The realized performance fees from ANRP II during the nine months ended September 30, 2019 were the result of a tax distribution and income earned on an escrow account balance and the realized performance fees during the same period in 2018 were the result of sales generated from investments in the natural resources sector. The realized performance fees from Fund VII during the nine months ended September 30, 2019 were the result of income earned on an escrow account balance and the realized performance fees during the same period in 2018 were the result of a tax distribution.
Realized profit sharing expense decreased by $68.2 million during the nine months ended September 30, 2019, as compared to the same period in 2018, as a result of a corresponding decrease in realized performance fees as described above, and a decrease in profit sharing expense related to the Incentive Pool. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $16.9 million and $39.3 million related to the Incentive Pool for the nine months ended September 30, 2019 and 2018, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income decreased by $19.9 million for the nine months ended September 30, 2019, as compared to the same period in 2018. This change was primarily attributable to a decrease in realizations from Apollo’s equity ownership interest in Fund VIII, COF III and Fund VII of $10.4 million, $2.4 million and $2.1 million, respectively, during the nine months ended September 30, 2019, as compared to the same period in 2018.
Net interest loss and other increased by $7.1 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to additional interest expense incurred during the nine months ended September 30, 2019 as a result of the issuances of the 2029 Senior Notes and 2039 Senior Secured Guaranteed Notes, as described in note 10 to our condensed consolidated financial statements.
Real Assets
The following table sets forth our segment statement of operations information and our supplemental performance measure, Segment Distributable Earnings, within our real assets segment.

	For the Three Months Ended September 30,		Total Change	Percentage Change	For the Nine Months Ended September 30,		Total Change	Percentage Change
	2019	2018			2019	2018
	(in thousands)
Real Assets:
Management fees	$47,862	$41,149	$6,713	16.3%	$139,645	$121,627	$18,018	14.8%
Advisory and transaction fees, net	377	4,765	(4,388)	(92.1)	5,748	5,070	678	13.4
Fee Related Revenues	48,239	45,914	2,325	5.1	145,393	126,697	18,696	14.8
Salary, bonus and benefits	(19,306)	(18,191)	(1,115)	6.1	(57,031)	(57,069)	38	(0.1)
General, administrative and other	(10,734)	(9,911)	(823)	8.3	(28,956)	(29,435)	479	(1.6)
Placement fees	(1)	(400)	399	(99.8)	(1)	(400)	399	(99.8)
Fee Related Expenses	(30,041)	(28,502)	(1,539)	5.4	(85,988)	(86,904)	916	(1.1)
Other income (loss), net of Non-Controlling Interest	(6)	1,680	(1,686)	NM	88	1,903	(1,815)	(95.4)
Fee Related Earnings	18,192	19,092	(900)	(4.7)	59,493	41,696	17,797	42.7
Realized performance fees	162	4,010	(3,848)	(96.0)	3,242	55,625	(52,383)	(94.2)
Realized profit sharing expense	(65)	(2,352)	2,287	(97.2)	(1,299)	(32,222)	30,923	(96.0)
Net Realized Performance Fees	97	1,658	(1,561)	(94.1)	1,943	23,403	(21,460)	(91.7)
Realized principal investment income	415	532	(117)	(22.0)	2,209	5,678	(3,469)	(61.1)
Net interest loss and other	(3,234)	(2,835)	(399)	14.1	(8,115)	(6,712)	(1,403)	20.9
Segment Distributable Earnings	$15,470	$18,447	$(2,977)	(16.1)%	$55,530	$64,065	$(8,535)	(13.3)%
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Management fees increased by $6.7 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This change was primarily attributable to an increase in management fees earned from Athene of $4.4 million, along with modest increases in management fees earned across most of our real assets funds during the three months ended September 30, 2019, as compared to the same period during 2018.
Advisory and transaction fees, net decreased by $4.4 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This change was primarily attributable to a decrease in net advisory and transaction fees earned with respect to an India-based fund of $3.5 million during the three months ended September 30, 2019, as compared to the same period during 2018.
Salary, bonus and benefits increased by $1.1 million during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018 primarily due to an increase in headcount.

Other income, net of Non-Controlling Interest decreased by $1.7 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018 primarily due to a gain related to the acquisition of management contracts for India-based funds during the three months ended September 30, 2018.
Realized performance fees decreased by $3.8 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The decrease in realized performance fees was primarily attributable to decreases in realized performance fees generated from EPF II and strategic investment accounts of $2.6 million and $1.1 million, respectively, during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The decrease in realized performance fees from EPF II is primarily due to the realization of a UK commercial real estate investment held by the fund during the three months ended September 30, 2018, while the fund had no realizations during the three months ended September 30, 2019. The decrease in realized performance fees from strategic investment accounts was primarily driven by lower profits allocated from underlying fund investments for the three months ended September 30, 2019, as compared to the same period during 2018.
Realized profit sharing expense decreased by $2.3 million during the three months ended September 30, 2019, as compared to the same period in 2018, as a result of a corresponding decrease in realized performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $0.7 million related to the Incentive Pool for the three months ended September 30, 2018. There was no realized profit sharing expense related to the Incentive Pool for the three months ended September 30, 2019. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Management fees increased by $18.0 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This change was primarily attributable to an increase in management fees earned from Athene of $13.5 million, along with modest increases in management fees earned across most of our real assets funds during the nine months ended September 30, 2019, as compared to the same period during 2018.
Other income, net of Non-Controlling Interest, decreased by $1.8 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018 primarily due to a gain from the acquisition of management contracts related to India-based funds during the nine months ended September 30, 2018.
Realized performance fees decreased by $52.4 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The decrease in realized performance fees was primarily attributable to decreases in realized performance fees generated from EPF II and strategic investment accounts of $41.6 million and $8.3 million, respectively, during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. Realized performance fees from EPF II decreased primarily due to the realizations of UK hotel assets and UK commercial real estate investments held by the fund during the nine months ended September 30, 2018, while the fund had no realizations during the nine months ended September 30, 2019. The decrease in realized performance fees from strategic investment accounts was primarily driven by lower realized profits allocated from underlying fund investments for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.
Realized profit sharing expense decreased by $30.9 million during the nine months ended September 30, 2019, as compared to the same period in 2018, as a result of a corresponding decrease in realized performance fees as described above, and a decrease in profit sharing expense related to the Incentive Pool. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $9.0 million related to the Incentive Pool for the nine months ended September 30, 2018. There was no realized profit sharing expense related to the Incentive Pool for the nine months ended September 30, 2019. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income decreased by $3.5 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This change was primarily attributable to a decrease in realizations from Apollo’s equity ownership interest in EPF II of $4.3 million during the nine months ended September 30, 2019, as compared to the same period in 2018. The decrease in realized principal investment income was partially offset by an increase in realizations from Apollo’s equity ownership interest in ARI of $1.1 million during the nine months ended September 30, 2019, as compared to the same period in 2018.
Net interest loss and other increased by $1.4 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to additional interest expense incurred during the nine months ended

September 30, 2019 as a result of the issuances of the 2029 Senior Notes and 2039 Senior Secured Guaranteed Notes, as described in note 10 to our condensed consolidated financial statements.
Summary of Distributable Earnings
The following table is a reconciliation of Distributable Earnings per share of common and equivalent to net dividend per share of common and equivalent.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Segment Distributable Earnings	$252,524	$242,245	$738,491	$684,938
Taxes and related payables	(20,895)	(9,734)	(50,409)	(34,770)
Preferred dividends	(9,164)	(9,164)	(27,492)	(22,499)
Distributable Earnings	222,465	223,347	660,590	627,669
Add back: Tax and related payables attributable to common and equivalents	18,765	7,702	44,017	28,677
Distributable Earnings before certain payables(1)	241,230	231,049	704,607	656,346
Percent to common and equivalents	56%	51%	56%	51%
Distributable Earnings before other payables attributable to common and equivalents	135,089	117,835	394,580	334,736
Less: Taxes and related payables attributable to common and equivalents	(18,765)	(7,702)	(44,017)	(28,677)
Distributable Earnings attributable to common and equivalents(2)	$116,324	$110,133	$350,563	$306,059
Distributable Earnings per share(3)	$0.54	$0.54	$1.60	$1.52
Retained capital per share(3)	(0.04)	(0.08)	(0.14)	(0.25)
Net dividend per share(3)	$0.50	$0.46	$1.46	$1.27

(1)
Distributable Earnings before certain payables represents Distributable Earnings before the deduction for the estimated current corporate taxes and the amounts payable under Apollo’s tax receivable agreement.

(2)	“Common and equivalents” consists of total shares of Class A Common Stock outstanding and RSUs that participate in dividends.

(3)
Per share calculations are based on end of period Distributable Earnings Shares Outstanding, which consists of total shares of Class A Common Stock outstanding, AOG Units and RSUs that participate in dividends.

Summary of Non-U.S. GAAP Measures
The table below sets forth a reconciliation of net income attributable Apollo Global Management, Inc. Class A Common Stockholders to our non-U.S. GAAP performance measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net Income Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$354,106	$162,357	$649,658	$154,370
Preferred dividends	9,164	9,164	27,492	22,499
Net income attributable to Non-Controlling Interests in consolidated entities	7,083	11,340	20,888	26,035
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	150,741	179,831	480,784	194,250
Net Income	$521,094	$362,692	$1,178,822	$397,154
Income tax provision (benefit)	(231,896)	19,092	(195,345)	46,596
Income Before Income Tax Provision (Benefit)	$289,198	$381,784	$983,477	$443,750
Transaction-related charges(1)	5,201	1,253	28,799	(3,800)
Charges associated with corporate conversion(2)	6,994	—	17,000	—
Loss from change in tax receivable agreement liability	38,575	—	38,575	—
Net income attributable to Non-Controlling Interests in consolidated entities	(7,083)	(11,340)	(20,888)	(26,035)
Unrealized performance fees(3)	(183,208)	(26,447)	(497,270)	203,475
Unrealized profit sharing expense(3)	61,098	8,903	177,659	(58,360)
Equity-based profit sharing expense and other(4)	22,203	26,085	63,840	58,499
Equity-based compensation	15,802	17,668	52,462	51,131
Unrealized principal investment (income) loss	(20,411)	49	(64,632)	32,627
Unrealized net (gains) losses from investment activities and other	24,155	(155,710)	(40,531)	(16,349)
Segment Distributable Earnings(5)	$252,524	$242,245	$738,491	$684,938
Taxes and related payables	(20,895)	(9,734)	(50,409)	(34,770)
Preferred dividends	(9,164)	(9,164)	(27,492)	(22,499)
Distributable Earnings	$222,465	$223,347	$660,590	$627,669
Preferred dividends	9,164	9,164	27,492	22,499
Taxes and related payables	20,895	9,734	50,409	34,770
Realized performance fees	(67,434)	(93,031)	(164,558)	(329,807)
Realized profit sharing expense	23,823	54,180	78,268	187,637
Realized principal investment income	(14,374)	(17,787)	(37,091)	(60,553)
Net interest loss and other	18,251	11,451	45,957	33,413
Fee Related Earnings	$212,790	$197,058	$661,067	$515,628
Depreciation, amortization and other, net	2,927	2,657	8,239	7,739
Fee Related EBITDA	$215,717	$199,715	$669,306	$523,367
Realized performance fees(6)	67,434	93,031	164,558	329,807
Realized profit sharing expense(6)	(23,823)	(54,180)	(78,268)	(187,637)
Fee Related EBITDA + 100% of Net Realized Performance Fees	$259,328	$238,566	$755,596	$665,537

(1)	Transaction-related charges include contingent consideration, equity-based compensation charges and the amortization of intangible assets and certain other charges associated with acquisitions.

(2)	Represents expenses incurred in relation to the Conversion, as described in note 1 to the condensed consolidated financial statements.

(3)	Includes realized performance fees and realized profit sharing expense settled in the form of shares of Athene Holding during the nine months ended September 30, 2018.

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

(5)	See note 16 to the condensed consolidated financial statements for more details regarding Segment Distributable Earnings for the combined segments.

(6)	Excludes realized performance fees and realized profit sharing expense settled in the form of shares of Athene Holding during the nine months ended September 30, 2018.
Liquidity and Capital Resources
Overview
Apollo’s business model primarily derives revenues and cash flows from the assets it manages. Apollo targets operating expense levels such that fee income exceeds total operating expenses each period. The company intends to distribute to its stockholders on a quarterly basis substantially all of its distributable earnings after taxes and related payables in excess of amounts determined to be necessary or appropriate to provide for the conduct of the business. As a result, the Company requires limited capital resources to support the working capital or operating needs of the business. While primarily met by cash flows generated through fee income received, liquidity needs are also met (to a limited extent) through proceeds from borrowings and equity issuances as described in notes 10 and 13 to the condensed consolidated financial statements, respectively. The Company had cash and cash equivalents of $1,242.8 million at September 30, 2019.
Primary Sources and Uses of Cash
The Company has multiple sources of short-term liquidity to meet its capital needs, including cash on hand, annual cash flows from its activities, and available funds from the Company’s $750 million revolving credit facility as of September 30, 2019. The Company believes these sources will be sufficient to fund our capital needs for at least the next twelve months. If the Company determines that market conditions are favorable after taking into account our liquidity requirements, we may seek to issue additional senior notes, preferred equity, or other financing instruments.
The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows:

	For the Nine Months Ended September 30,
	2019	2018
	(in thousands)
Operating Activities	$835,012	$770,890
Investing Activities	(252,292)	(169,604)
Financing Activities	58,798	(538,017)
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	$641,518	$63,269
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

•
During the nine months ended September 30, 2019 and 2018, cash provided by operating activities primarily includes cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, offset by cash outflows for compensation, general, administrative, and other expenses. Net cash provided by operating activities also reflects the operating activity of our consolidated funds and VIEs, which primarily include cash inflows from the sale of investments offset by cash outflows for purchases of investments.

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

•
During the nine months ended September 30, 2019 and 2018, cash used by investing activities primarily reflects purchases of U.S. Treasury securities and other investments and net contributions to equity method investments, offset by proceeds from maturities of U.S. Treasury securities.

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

•
During the nine months ended September 30, 2019, cash provided by financing activities primarily reflects proceeds from the issuance of the 2029 Senior Notes and 2039 Senior Secured Guaranteed Notes, partially offset by dividends to Class A Common Stockholders and Non-Controlling interest holders.

•
During the nine months ended September 30, 2018, cash used by financing activities primarily reflected repayments on the term loan facility to AMH and dividends to Class A Common Stockholders and Non-Controlling interest holders, partially offset by proceeds from the issuance of the Series B Preferred shares and the 2048 Senior Notes.

Future Debt Obligations
The Company had long-term debt of $2.3 billion at September 30, 2019, which includes $2.3 billion of senior notes with maturities in 2024, 2026, 2029, 2039 and 2048. See note 10 to the condensed consolidated financial statements for further information regarding the Company’s debt arrangements.
Contractual Obligations, Commitments and Contingencies
The Company had unfunded general partner commitments of $1.1 billion at September 30, 2019, of which $434 million related to Fund IX. For a summary and a description of the nature of the Company’s commitments, contingencies and contractual obligations, see note 15 to the condensed consolidated financial statements and “—Contractual Obligations, Commitments and Contingencies”. The Company’s commitments are primarily fulfilled through cash flows from operations and (to a limited extent) through borrowings and equity issuances as described in notes 10 and 13 to the condensed consolidated financial statements, respectively.
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

Income Taxes
Effective September 5, 2019, Apollo Global Management, LLC, a Delaware limited liability company, converted to a Delaware corporation named Apollo Global Management, Inc. Subsequent to the Conversion, we expect that all of the income we earn will be subject to U.S. corporate income taxes, which could result in an overall higher income tax expense (or benefit) in periods subsequent to the Conversion.
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
Revolver Facility
Under the Company’s 2018 AMH Credit Facility, the Company may borrow in an aggregate amount not to exceed $750 million and may incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as the Borrower is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. Borrowings under the 2018 AMH Credit Facility may be used for working capital and general corporate purposes, including without limitation, permitted acquisitions. As of September 30, 2019, the 2018 AMH Credit Facility was undrawn.
Dividends and Distributions
For information regarding the quarterly dividends and distributions which were made at the sole discretion of the Company’s Former Manager prior to the Conversion to Class A Common Stockholders, Non-Controlling Interest holders in the Apollo Operating Group and participating securities, see note 13 to the condensed consolidated financial statements.
Although the Company expects to pay dividends according to our dividend policy, we may not pay dividends according to our policy, or at all, if, among other things, we do not have the cash necessary to pay the intended dividends. To the extent we do not have cash on hand sufficient to pay dividends, we may have to borrow funds to pay dividends, or we may determine not to pay dividends. The declaration, payment and determination of the amount of our quarterly dividends are at the sole discretion of our Board.
On October 31, 2019, the Company declared a cash dividend of $0.50 per share of Class A Common Stock, which will be paid on November 29, 2019 to holders of record at the close of business on November 20, 2019. Also, the Company declared a cash dividend of $0.398438 per share of Series A Preferred Stock and Series B Preferred Stock which will be paid on December 16, 2019 to holders of record at the close of business on November 29, 2019.
Tax Receivable Agreement
The tax receivable agreement provides for the payment to the Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that AGM Inc. and its subsidiaries realizes subject to the agreement. For more information regarding the tax receivable agreement, see note 14 to the condensed consolidated financial statements.
AGM Share Repurchases
For information regarding the Company’s share repurchase program, see note 13 to the condensed consolidated financial statements.
AINV Share Purchases
On March 11, 2016, it was announced that Apollo intended to embark on a program to purchase $50 million of AINV’s common stock, subject to certain regulatory approvals. Under the program, shares may be purchased from time to time in open market transactions and in accordance with applicable law. As of September 30, 2019, Apollo had purchased approximately 871 thousand shares, or approximately $4.9 million of AINV’s common stock.
Athora
On April 14, 2017, Apollo made an unfunded commitment of €125 million to purchase new Class B-1 equity interests in Athora, a strategic platform established to acquire traditional closed life insurance policies and provide capital and reinsurance solutions to insurers in Europe. In January 2018, Apollo purchased Class C-1 equity interests in Athora that represent a profits interest in Athora which, upon meeting certain vesting triggers, will be convertible by Apollo into additional Class B-1 equity interests in Athora. Apollo and Athene are minority investors in Athora with a long term strategic relationship and aggregate voting power of 35% and 10%, respectively. For more information regarding unfunded general partner commitments, see “—Contractual Obligations, Commitments and Contingencies”.
Fund VIII, Fund VII, Fund VI, ANRP I and ANRP II Escrow
As of September 30, 2019, the remaining investments and escrow cash of Fund VIII were valued at 132% of the fund’s unreturned capital, which was above the required escrow ratio of 115%. As of September 30, 2019, the remaining investments and escrow cash of Fund VII, Fund VI, ANRP I and ANRP II were valued at 60%, 38%, 51% and 109% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation.
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

Strategic Transaction with Athene Holding
On October 27, 2019 Athene Holding, AGM and the entities that form the Apollo Operating Group entered into a Transaction Agreement (the “Transaction Agreement”), pursuant to which, AGM, through the Apollo Operating Group, will purchase $350 million of AHL Class A Common Shares. The consummation of the other transactions contemplated by the Transaction Agreement are subject to certain closing conditions and regulatory approvals. See note 17 to the condensed consolidated financial statements for further information regarding the Transaction Agreement with Athene Holding.
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
Strategic Relationship Agreement with CalPERS
On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with CalPERS. The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. As of September 30, 2019, the Company had reduced fees charged to CalPERS on the funds it manages by approximately $108.4 million.
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
Equity-Based Compensation. Equity-based compensation is accounted for in accordance with U.S. GAAP, which requires that the cost of employee services received in exchange for an award is generally measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are recognized over the relevant service period. In addition, certain RSUs granted by the Company vest subject to continued employment and the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. In accordance with U.S. GAAP, equity-based compensation expense for such awards, if and when granted, will be recognized on an accelerated recognition method over the requisite service period to the extent the performance fee metrics are met or deemed probable. The addition of these performance measures helps to promote the interests of our Class A Common Stockholders and fund investors by making RSU vesting contingent on the realization and distribution of profits on our funds. Forfeitures of equity-based awards are accounted for when they occur. Apollo’s equity-based awards consist of, or provide rights with respect to, AOG Units, RSUs, share options, restricted shares, AHL Awards and other equity-based compensation awards. For more information regarding Apollo’s equity-based compensation awards, see note 12 to our condensed consolidated financial statements. The Company’s assumptions made to determine the fair value on grant date are embodied in the calculations of compensation expense.
A significant part of our compensation expense is derived from amortization of RSUs. The fair value of all RSU grants after March 29, 2011 is based on the grant date fair value, which considers the public share price of the Company. The Company has three types of RSU grants, which we refer to as Plan Grants, Bonus Grants, and Performance Grants. Plan Grants may or may not provide the right to receive dividend equivalents until the RSUs vest and, for grants made after 2011, the underlying shares are generally issued by March 15th after the year in which they vest. For Plan Grants, the grant date fair value is based on the public share price of the Company, and is discounted for transfer restrictions and lack of dividends until vested if applicable. Bonus Grants provide the right to receive dividend equivalents on both vested and unvested RSUs and Performance Grants provide the right to receive dividend equivalents on vested RSUs and may also provide the right to receive dividend equivalents on unvested RSUs. Both Bonus Grants and Performance Grants are generally issued by March 15th of the year following the year in which they vest. For Bonus Grants and Performance Grants, the grant date fair value for the periods presented is based on the public share price of the Company, and is discounted for transfer restrictions.
We utilized the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting dividends on certain Plan Grant and Performance Grant RSUs.
We utilize the Finnerty Model to calculate a marketability discount on the Plan Grant, Bonus Grant and Performance Grant RSUs to account for the lag between vesting and issuance. The Finnerty Model provides for a valuation discount reflecting the holding period restriction embedded in a restricted security preventing its sale over a certain period of time.
The Finnerty Model proposes to estimate a discount for lack of marketability such as transfer restrictions by using an option pricing theory. This model has gained recognition through its ability to address the magnitude of the discount by considering the volatility of a company’s stock price and the length of restriction. The concept underpinning the Finnerty Model is that a restricted security cannot be sold over a certain period of time. Further simplified, a restricted share of equity in a company can be viewed as having forfeited a put on the average price of the marketable equity over the restriction period (also known as an “Asian Put Option”). If we price an Asian Put Option and compare this value to that of the assumed fully marketable underlying security, we can effectively estimate the marketability discount. The inputs utilized in the Finnerty Model are (i) length of holding period, (ii) volatility and (iii) dividend yield.
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
Income Taxes
Prior to the Conversion, certain entities in the Apollo Operating Group operated as partnerships for U.S. federal income tax purposes. As a result, these members of the Apollo Operating Group were not subject to U.S. federal income taxes. However, certain of these entities were subject to NYC UBT and certain non-U.S. entities were subject to non-U.S. corporate income taxes. Effective September 5, 2019, Apollo Global Management, LLC converted from a Delaware limited liability company to a Delaware corporation named Apollo Global Management, Inc. Subsequent to the Conversion, we expect that all of the income the Company earns will be subject to U.S. corporate income taxes, which could result in an overall higher income tax expense (or benefit) in periods subsequent to the Conversion.
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
Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amount of assets and liabilities and their respective tax basis using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period during which the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
Contractual Obligations, Commitments and Contingencies
The Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows as of September 30, 2019:

	Remaining 2019	2020	2021	2022	2023	Thereafter	Total
	(in thousands)
Operating lease obligations(8)	$8,607	$27,452	$38,151	$39,664	$37,803	$382,423	$534,100
Other long-term obligations(1)	8,884	8,435	1,836	881	654	654	21,344
2018 AMH Credit Facility(2)	169	675	675	675	358	—	2,552
2024 Senior Notes(3)	5,000	20,000	20,000	20,000	20,000	508,333	593,333
2026 Senior Notes(4)	5,500	22,000	22,000	22,000	22,000	552,983	646,483
2029 Senior Notes(5)	8,222	32,886	32,886	32,886	32,886	847,651	987,417
2039 Senior Secured Guaranteed Notes(6)	3,876	15,503	15,503	15,503	15,503	565,289	631,177
2048 Senior Notes(7)	3,750	15,000	15,000	15,000	15,000	663,750	727,500
2014 AMI Term Facility I	74	297	15,100	—	—	—	15,471
2014 AMI Term Facility II	73	294	294	16,859	—	—	17,520
2016 AMI Term Facility I	60	239	239	239	239	18,633	19,649
2016 AMI Term Facility II	62	249	249	249	17,912	—	18,721
Obligations	$44,277	$143,030	$161,933	$163,956	$162,355	$3,539,716	$4,215,267

(1)
Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(2)
The commitment fee as of September 30, 2019 on the $750 million undrawn 2018 AMH Credit Facility was 0.09%. See note 10 of the condensed consolidated financial statements for further discussion of the 2018 AMH Credit Facility.

(3)
$500 million of the 2024 Senior Notes matures in May 2024. The interest rate on the 2024 Senior Notes as of September 30, 2019 was 4.00%. See note 10 of the condensed consolidated financial statements for further discussion of the 2024 Senior Notes.

(4)
$500 million of the 2026 Senior Notes matures in May 2026. The interest rate on the 2026 Senior Notes as of September 30, 2019 was 4.40%. See note 10 of the condensed consolidated financial statements for further discussion of the 2026 Senior Notes.

(5)
$675 million of the 2029 Senior Notes matures in February 2029. The interest rate on the 2029 Senior Notes as of September 30, 2019 was 4.87%. See note 10 of the condensed consolidated financial statements for further discussion of the 2029 Senior Notes.

(6)
$325 million of the 2039 Senior Secured Guaranteed Notes matures in June 2039. The interest rate on the 2039 Senior Secured Guaranteed Notes as of September 30, 2019 was 4.77%. See note 10 of the condensed consolidated financial statements for further discussion of the 2039 Senior Secured Guaranteed Notes.

(7)
$300 million of the 2048 Senior Notes matures in March 2048. The interest rate on the 2048 Senior Notes as of September 30, 2019 was 5.00%. See note 10 of the condensed consolidated financial statements for further discussion of the 2048 Senior Notes.

(8)	Operating lease obligations excludes $134.8 million of other operating expenses.

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
Commitments
Certain of our management companies and general partners are committed to contribute to the funds we manage and certain related parties. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our related parties, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its related parties, the percentage of total fund commitments of Apollo and its related parties, the commitment and remaining commitment amounts of Apollo only (excluding related parties), and the percentage of total fund commitments of Apollo only (excluding related parties) for each credit, private equity and real assets fund as of September 30, 2019 as follows ($ in millions):

Fund	Apollo and Related Party Commitments	% of Total Fund Commitments	Apollo Only (Excluding Related Party) Commitments	Apollo Only (Excluding Related Party) % of Total Fund Commitments	Apollo and Related Party Remaining Commitments	Apollo Only (Excluding Related Party) Remaining Commitments
Credit:
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	$30.5	1.93%	$23.4	1.48%	$0.8	$0.6
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	449.2	30.26	29.7	2.00	237.1	4.2
Financial Credit Investment IV, L.P. (“FCI IV”)	193.5	31.50	10.5	1.71	193.5	10.5
FCI III	224.3	11.76	0.1	0.01	100.3	—
Financial Credit Investment II, L.P. (“FCI II”)	245.3	15.77	—	—	115.9	—
FCI I	151.3	27.07	—	—	—	—
SCRF IV	416.1	16.63	33.1	1.32	109.0	8.8
MidCap	1,672.9	80.23	110.9	5.32	31.0	31.0
Apollo Moultrie Credit Fund, L.P.	400.0	100.00	—	—	135.0	—
Apollo Accord Master Fund II, L.P.	116.6	22.57	11.6	2.25	20.4	7.6
Apollo Accord Master Fund III, L.P.	225.1	25.40	0.1	0.01	225.1	0.1
Athora(1)	645.8	27.37	136.2	5.77	447.5	94.5
Other Credit	3,634.2	Various	179.8	Various	1,505.0	87.4
Private Equity:
Fund IX	1,914.5	7.74	470.2	1.90	1,750.7	434.0
Fund VIII	1,543.5	8.40	396.4	2.16	257.1	67.1
Fund VII	467.2	3.18	178.1	1.21	60.9	23.2
Fund VI	246.3	2.43	6.1	0.06	9.7	0.2
Fund V	100.0	2.67	0.5	0.01	6.2	—
Fund IV	100.0	2.78	0.2	0.01	0.5	—
AION	151.5	18.34	50.0	6.05	20.2	6.5
ANRP I	426.1	32.21	10.1	0.76	59.7	1.1
ANRP II	561.2	16.25	26.0	0.75	200.5	9.2
ANRP III	648.1	49.71	28.1	2.16	648.1	28.1
A.A. Mortgage Opportunities, L.P.	625.0	80.31	—	—	261.6	—
Apollo Rose, L.P.	299.1	100.00	—	—	—	—
Apollo Rose II, L.P.	887.1	51.01	33.0	1.9	394.6	14.9
Champ, L.P.	183.6	78.25	25.3	10.8	15.3	2.4
Apollo Royalties Management, LLC	108.6	100.00	—	—	—	—
Apollo Hybrid Value Fund, L.P.	834.2	25.76	89.2	2.75	693.9	74.2
COF III	358.1	10.45	83.1	2.43	75.0	18.7
Apollo Asia Private Credit Fund, L.P.	126.5	55.12	0.1	0.04	31.9	—
AEOF	125.5	12.01	25.5	2.44	92.6	18.8
Other Private Equity	708.7	Various	103.6	Various	160.4	46.7
Real Assets:
U.S. RE Fund III	317.1	71.68	7.1	1.60	317.1	7.1
U.S. RE Fund II(2)	697.2	56.08	4.7	0.38	290.1	7.0
U.S. RE Fund I(2)	434.0	66.98	16.4	2.52	81.3	2.7
CPI Capital Partners Europe, L.P.(1)	6.0	0.47	—	—	—	—
CPI Capital Partners Asia Pacific, L.P.	6.9	0.53	0.5	0.04	0.1	—
Asia RE Fund(2)	376.9	53.12	8.4	1.18	240.5	5.9
Infrastructure Equity Fund(3)	246.1	27.43	13.1	1.46	59.7	2.7
EPF III(1)	609.4	13.63	72.6	1.62	332.3	40.7
EPF II(1)	410.1	12.02	60.2	1.76	92.8	18.0
Apollo European Principal Finance Fund, L.P. (“EPF I”)(1)	292.8	20.74	19.3	1.37	47.4	4.4
Other Real Assets	682.9	Various	0.9	Various	24.7	0.2
Other:
Apollo SPN Investments I, L.P.	12.5	0.27	12.5	0.27	7.2	7.2
Total	$22,911.5		$2,276.6		$9,352.7	$1,085.7

(1)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.09 as of September 30, 2019.

(2)
Figures for U.S. RE Fund I include base, additional, and co-investment commitments. A co-investment vehicle within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.23 as of September 30, 2019. Figures for U.S. RE Fund II and Asia RE Fund include co-investment commitments.

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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of September 30, 2019, there were no underwriting commitments.

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

The Company has established a risk committee comprised of various members of senior management including the Company’s Chief Financial Officer, Chief Legal Officer, and the Company’s Chief Risk Officer. The risk committee is tasked with assisting the Company in monitoring and managing enterprise-wide risk. The risk committee generally meets on a quarterly basis and reports to senior management of the Company at such times as the committee deems appropriate and at least on an annual basis.

On at least a monthly basis, the Company’s risk department provides a summary analysis of fund level market and credit risk to the portfolio managers of the Company’s funds and the heads of the various business segments. On a periodic basis, the Company’s risk department presents a consolidated summary analysis of fund level market and credit risk to the Company’s risk committee. In addition, the Company’s Chief Risk Officer reviews specific investments from the perspective of risk mitigation and discusses such analysis with the Company’s risk committee and/or the executive committee of the Company’s Board at such times as the Company’s Chief Risk Officer determines such discussions are warranted. On an annual basis, the Company’s Chief Risk Officer provides senior management of the Company with a comprehensive overview of risk management along with an update on current and future risk initiatives.
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
Certain of our funds hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize our risk exposure by limiting the counterparties with which our funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. As of September 30, 2019, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.
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
ITEM 1A.    RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our 2018 Annual Report and our Quarterly Report for the quarter ended June 30, 2019, which are accessible on the Securities and Exchange Commission's website at www.sec.gov. There have been no material changes to the risk factors for the three months ended September 30, 2019.
The risks described in our 2018 Annual Report and our Quarterly Report for the quarter ended June 30, 2019 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES
On August 2, 2019, August 5, 2019, August 15, 2019, August 20, 2019, August 26, 2019 and August 27, 2019 we issued 182,698, 5,902, 26,338, 8,889, 1,185 and 1,444 shares of Class A Common Stock, respectively, net of taxes to Apollo Management Holdings, L.P., a subsidiary of Apollo Global Management, Inc., in connection with issuances of stock to participants in the Equity Plan for an aggregate purchase price of $5.8 million, $0.2 million, $0.9 million, $0.3 million, $42.4 thousand and $51.6 thousand, respectively. The issuance was exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A Common Stock in the transactions, Apollo Management Holdings, L.P., was an accredited investor.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our Class A Common Stock made by us or on our behalf during the fiscal quarter ended September 30, 2019.

Period	Number of Shares of Class A Common Stock Purchased(1)	Average Price Paid per Share	Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Class A Common Stock that May be Purchased Under the Plan or Programs
July 1, 2019 through July 31, 2019	—	$—	—	$227,407,649
August 1, 2019 through August 31, 2019	143,000	32.23	116,662	223,647,633
September 1, 2019 through September 30, 2019	—	—	—	223,647,633
Total	143,000		116,662

(1)
Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted Class A Common Stock of AGM Inc. that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase Class A Common Stock on the open market and retire them. During the three months ended September 30, 2019, we repurchased 26,338 shares of Class A Common Stock at an average price paid per share of $32.23 in open-market transactions not pursuant to a publicly-announced repurchase plan or program on account of these awards. See note 13 to the condensed consolidated financial statements for further information on Class A Common Stock.

(2)
Pursuant to a publicly announced share repurchase program, the Company is authorized to repurchase up to $500 million in the aggregate of its Class A Common Stock, including through the repurchase of outstanding Class A Common Stock and through a reduction of Class A Common Stock to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the Equity Plan (or any successor equity plan thereto). Class A Common Stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. The Company is not obligated under the terms of the program to repurchase any of its Class A Common Stock. The repurchase program has no expiration date and may be suspended or terminated by the Company at any time without prior notice. Class A Common Stock repurchased as part of this program are canceled by the Company. Reductions of Class A Common Stock issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the Equity Plan are not included in the table.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1
Certificate of Conversion of Apollo Global Management, LLC (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 5, 2019 (File No. 001-35107)).

3.2
Certificate of Incorporation of Apollo Global Management, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 5, 2019 (File No. 001-35107)).

3.3
Bylaws of Apollo Global Management, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 5, 2019 (File No. 001-35107)).

4.1
Form of 6.375% Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on September 5, 2019 (File No. 001-35107)).

4.2
Form of 6.375% Series B Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A/A filed with the Securities and Exchange Commission on September 5, 2019 (File No. 001-35107)).

4.3
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

4.5
Form of 4.000% Senior Note due 2024 (included in Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 30, 2014 (File No. 001-35107), which is incorporated by reference).

4.6
Second Supplemental Indenture dated as of January 30, 2015, among Apollo Management Holdings, L.P., the Guarantors party thereto, Apollo Principal Holdings X, L.P. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

4.7
Third Supplemental Indenture dated as of February 1, 2016, among Apollo Management Holdings, L.P., the Guarantors party thereto, Apollo Principal Holdings XI, LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Registrant’s Form 10-Q for the period ended March 31, 2016 (File No. 001-35107)).

4.8
Fourth Supplemental Indenture dated as of May 27, 2016, among Apollo Management Holdings, L.P., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2016 (File No. 001-35107)).

Exhibit Number	Exhibit Description

4.9
Form of 4.400% Senior Note due 2026 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2016 (File No. 001-35107), which is incorporated by reference).

4.10
Fifth Supplemental Indenture dated as of April 13, 2017, among Apollo Management Holdings, L.P., the Guarantors party thereto, Apollo Principal Holdings XII, L.P. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.8 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

4.11
Sixth Supplemental Indenture dated as of March 15, 2018, among Apollo Management Holdings, L.P., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on March 15, 2018 (File No. 001-35107)).

4.12
Form of 5.000% Senior Note due 2048 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 15, 2018 (File No. 001-35107), which is incorporated by reference).

4.13
Seventh Supplemental Indenture dated as of February 7, 2019, among Apollo Management Holdings, L.P., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2019 (File No. 001-35107)).

4.14
Form of 4.872% Senior Note due 2029 (included in Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2019 (File No. 001-35107), which is incorporated by reference).

4.15
Eighth Supplemental Indenture dated as of June 11, 2019, among Apollo Management Holdings, L.P., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on June 11, 2019 (File No. 001-35107)).

4.16
Indenture dated as of June 10, 2019, among APH Finance I, LLC, APH Finance 2, LLC, APH Finance 3, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.17 to the Registrant’s Form 10-Q for the period ended June 30, 2019 (File No. 001-35107)).

*4.17
Amendment No. 1, dated and effective as of September 30, 2019, to Indenture dated as of June 10, 2019, among APH Finance I, LLC, APH Finance 2, LLC, APH Finance 3, LLC and U.S. Bank National Association, as trustee.

+10.1
Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on September 5, 2019 (File No. 333-232797)).

*+10.2	Apollo Global Management, LLC 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles.

+10.3
Form of Director Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on September 5, 2019 (File No. 333-232797)).

Exhibit Number	Exhibit Description

+10.4
Form of Incentive Program Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on September 5, 2019 (File No. 333-232797)).

+10.5
Form of Performance Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on September 5, 2019 (File No. 333-232797)).

+10.6
Form of Share Award Grant Notice and Share Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on September 5, 2019 (File No. 333-232797)).

+10.7
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on September 5, 2019 (File No. 333-232797)).

+10.8
Form of Restricted Share Award Grant Notice and Restricted Share Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on September 5, 2019 (File No. 333-232797)).

*+10.9	Form of Successor Performance Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan.

*+10.10	Form of Credit Bonus Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan.

*+10.11	Form of Restricted Share Award Grant Notice and Restricted Share Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles.

*+10.12	Form of Share Award Grant Notice and Share Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles.

10.13
Amendment and Restated Shareholders Agreement, dated as of September 5, 2019, by and among Apollo Global Management, Inc., AP Professional Holdings, L.P., BRH Holdings, L.P., Black Family Partners, L.P., MJH Partners, L.P., MJR Foundation LLC, Leon D. Black, Marc J. Rowan and Joshua J. Harris (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 5, 2019 (File No. 001-35107)).

10.14
Amendment to Amended and Restated Tax Receivable Agreement, dated as of September 5, 2019, by and among APO Corp., Apollo Principal Holdings II, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings VI, L.P. Apollo Principal Holdings VIII, L.P., AMH Holdings (Cayman), L.P. and each Holder defined therein (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 5, 2019 (File No. 001-35107)).

Exhibit Number	Exhibit Description

10.15
Sixth Amended and Restated Exchange Agreement, dated as of September 5, 2019, by and among Apollo Global Management, Inc., Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., Apollo Principal Holdings XI, LLC, Apollo Principal Holdings XII, L.P., AMH Holdings (Cayman), L.P. and the Apollo Principal Holders (as defined therein) from time to time party thereto(incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 5, 2019 (File No. 001-35107)).

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

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

Apollo Global Management, Inc.
(Registrant)

Date: November 5, 2019	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer and Co-Chief Operating Officer (principal financial officer and authorized signatory)