Form 10-K
period 2019-12-31
Apollo Global Management, Inc.
filed 2020-02-21
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019 OR

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

☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The aggregate market value of the Class A common stock of the Registrant held by non-affiliates as of June 30, 2019 was approximately $6,736.1 million, which includes non-voting Class A shares with a value of approximately $20.2 million.
As of February 18, 2020 there were 231,012,948 shares of Class A common stock, 1 share of Class B common stock and 1 share of Class C common stock of the registrant outstanding.

Forward-Looking Statements
This report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to our dependence on certain key personnel, our ability to raise new credit, private equity, or real assets funds, market conditions generally, our ability to manage our growth, fund performance, changes in our regulatory environment and tax status, the variability of our revenues, net income and cash flow, our use of leverage to finance our businesses and investments by funds we manage and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report; as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.
Terms Used in This Report
Effective September 5, 2019, Apollo Global Management, Inc. converted from a Delaware limited liability company named Apollo Global Management, LLC (“AGM LLC”) to a Delaware corporation named Apollo Global Management, Inc. (“AGM Inc.” and such conversion, the “Conversion”). This report includes the results for AGM LLC prior to the Conversion and the results for AGM Inc. following the Conversion. In this report, references to “Apollo,” “we,” “us,” “our” and the “Company” refer collectively to (a) AGM Inc. and its subsidiaries, including the Apollo Operating Group and all of its subsidiaries, following the Conversion and (b) AGM LLC and its subsidiaries, including the Apollo Operating Group and all of its subsidiaries, prior to the Conversion, or as the context may otherwise require; references to our Class A Common Stock (“Class A shares”), Class B Common Stock (“Class B share”), our 6.375% Series A Preferred Stock (“Series A Preferred shares”) and 6.375% Series B Preferred Stock (“Series B Preferred shares” and collectively with the Series A Preferred shares, the “Preferred shares”) for periods prior to the Conversion mean the Class A shares, Class B share, Series A preferred shares and Series B preferred shares of AGM LLC, respectively; and references to dividends to our stockholders for periods prior to the Conversion mean distributions to our shareholders;
“AMH” refers to Apollo Management Holdings, L.P., a Delaware limited partnership, that is an indirect subsidiary of AGM Inc.;
“Apollo funds”, “our funds” and references to the “funds” we manage, refer to the funds (including the parallel funds and alternative investment vehicles of such funds), partnerships, accounts, including strategic investment accounts or “SIAs,” alternative asset companies and other entities for which subsidiaries of the Apollo Operating Group provide investment management or advisory services;
“Apollo Group” means (i) the Class C Stockholder and its affiliates, including their respective general partners, members and limited partners, (ii) Holdings and its affiliates, including their respective general partners, members and limited partners, (iii) with respect to each Managing Partner, such Managing Partner and such Managing Partner’s group (as defined in Section 13(d) of the Exchange Act), (iv) any former or current investment professional of or other employee of an Apollo employer (as defined below) or the Apollo Operating Group (or such other entity controlled by a member of the Apollo Operating Group) and any member of such person’s group, (v) any former or current executive officer of an Apollo employer or the Apollo Operating Group (or such other entity controlled by a member of the Apollo Operating Group) and any member of such person’s group; and (vi) any former or current director of an Apollo employer or the Apollo Operating Group (or such other entity controlled by a member of the Apollo Operating Group) and any member of such person’s group. With respect to any person, Apollo employer means AGM Inc. or such successor thereto or such other entity controlled by AGM Inc. or its successor as may be such person’s employer at such time, but does not include any portfolio companies.
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
“Advisory” refers to certain assets advised by Apollo Asset Management Europe PC LLP (“AAME PC”), a wholly-owned subsidiary of Apollo Asset Management Europe LLP (“AAME”). AAME PC and AAME are subsidiaries of Apollo and are collectively referred to herein as “ISGI”;
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
“Athora” refers to a strategic platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). The Company, through ISGI, provides investment advisory services to Athora. Athora Non-Sub-Advised Assets includes the Athora assets which are managed by Apollo but not sub-advised by Apollo nor invested in Apollo funds or investment vehicles. Athora Sub-Advised includes assets which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages;
“capital deployed” or “deployment” is the aggregate amount of capital that has been invested during a given period (which may, in certain cases, include leverage) by (i) our commitment-based funds and (ii) SIAs that have a defined maturity date;
“Contributing Partners” refer to those of our partners and their related parties (other than our Managing Partners) who indirectly beneficially own (through Holdings) Apollo Operating Group units;
“Equity Plan” refers to the Company’s 2007 Omnibus Equity Incentive Plan, which effective as of July 22, 2019, was amended, restated and renamed the 2019 Omnibus Equity Incentive Plan;
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

“gross IRR” of a private equity fund represents the cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on December 31, 2019 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
“gross IRR” of a real assets fund excluding the principal finance funds represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on December 31, 2019 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
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
“net IRR” of a real assets fund excluding the principal finance funds represents the cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of December 31, 2019 or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
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
“permanent capital vehicles” refers to (a) assets that are owned by or related to Athene or Athora Holding Ltd. (“Athora Holding” and together with its subsidiaries, “Athora”), (b) assets that are owned by or related to MidCap FinCo Designated Activity Company (“MidCap”) and managed by Apollo, (c) assets of publicly traded vehicles managed by Apollo such as Apollo Investment Corporation (“AINV”), Apollo Commercial Real Estate Finance, Inc. (“ARI”), Apollo Tactical Income Fund Inc. (“AIF”), and Apollo Senior Floating Rate Fund Inc. (“AFT”), in each case that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law and (d) a non-traded business development company from which Apollo earns certain investment-related service fees. The investment management agreements of AINV, AIF and AFT have one year terms, are reviewed annually and remain in effect only if approved by the boards of directors of such companies or by the affirmative vote of the holders of a majority of the outstanding voting shares of such companies, including in either case, approval by a majority of the directors who are not “interested persons” as defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, the investment management agreements of AINV, AIF and AFT may be terminated in certain circumstances upon 60 days’ written notice. The investment management agreement of ARI has a one year term and is reviewed annually by ARI’s board of directors and may be terminated under certain circumstances by an affirmative vote of at least two-thirds of ARI’s independent directors. The investment management or advisory arrangements between each of MidCap and Apollo, Athene and Apollo, and Athora and Apollo, may also be terminated under certain circumstances. The agreement pursuant to which Apollo earns certain investment-related service fees from a non-traded business development company may be terminated under certain limited circumstances;
“private equity fund appreciation (depreciation)” refers to gain (loss) and income for the traditional private equity funds (as defined below), Apollo Natural Resources Partners, L.P. (together with its alternative investment vehicles, “ANRP I”), Apollo Natural Resources Partners II, L.P. (together with its alternative investment vehicles, “ANRP II”), Apollo Natural Resources Partners III, L.P. (together with its parallel vehicles and alternative investment vehicles, “ANRP III”), Apollo Special Situations Fund, L.P., AION Capital Partners Limited (“AION”) and Apollo Hybrid Value Fund, L.P. (together with its parallel funds and alternative investment vehicles, “Hybrid Value Fund”) for the periods presented on a total return basis before giving effect to fees and expenses. The performance percentage is determined by dividing (a) the change in the fair value of investments over the period presented, minus the change in invested capital over the period presented, plus the realized value for the period presented, by (b) the beginning unrealized value for the period presented plus the change in invested capital for the period presented. Returns over multiple periods are calculated by geometrically linking each period’s return over time;
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

PART I
ITEM 1.    BUSINESS
Overview
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in credit, private equity and real assets, with significant distressed investment expertise. We have a flexible mandate in many of the funds we manage which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. As of December 31, 2019, we had total AUM of $331 billion, including approximately $216 billion in credit, $77 billion in private equity and $39 billion in real assets. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through December 31, 2019.
Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 33 years and lead a team of 1,421 employees, including 472 investment professionals, as of December 31, 2019. This team possesses a broad range of transaction, financial, managerial and investment skills. We have offices in New York, Los Angeles, San Diego, Houston, Bethesda, London, Frankfurt, Madrid, Luxembourg, Mumbai, Delhi, Singapore, Hong Kong, Shanghai and Tokyo. We operate our credit, private equity and real assets investment management businesses in a highly integrated manner, which we believe distinguishes us from other alternative investment managers. Our investment professionals frequently collaborate across disciplines. We believe that this collaboration, including market insight, management, banking and consultant contacts, and investment opportunities, enables the funds we manage to more successfully invest across a company’s capital structure. This platform and the depth and experience of our investment team have enabled us to deliver strong long-term investment performance for our funds throughout a range of economic cycles.
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

We have grown our total AUM at a 20% compound annual growth rate from December 31, 2009 to December 31, 2019. In addition, we benefit from mandates with long-term capital commitments in our credit, private equity and real assets businesses. Our long-lived capital base allows us to invest our funds' assets with a long-term focus, which is an important component in generating attractive returns for our fund investors. We believe the long-term capital we manage also leaves us well-positioned during economic downturns, when the fundraising environment for alternative assets has historically been more challenging than during periods of economic expansion. As of December 31, 2019, more than 80% of our AUM was in funds with a contractual life at inception of seven years or more, and 50% of our AUM was in permanent capital vehicles.
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
Recent Developments
During the first quarter of 2019, Apollo determined to change the business segment in which it reports certain funds and accounts to align its segment reporting with the manner in which such funds and accounts were managed subsequent to December 31, 2018. Effective January 1, 2019, the European Principal Fund series, which had been historically reported in the credit segment, moved to the real assets segment. Several funds and accounts that generally invest in illiquid opportunistic investments and the latest fund in the Credit Opportunity Fund series, which had been historically reported in the credit segment, moved to the private equity segment. Certain commercial real estate mortgage loan assets, previously reported in the credit segment, moved to the real assets segment.
Our Businesses
We have three business segments: credit, private equity and real assets. The diagram below summarizes our businesses as of December 31, 2019:

Apollo Global Management, Inc.

Credit	Private Equity	Real Assets
• Corporate Credit • Structured Credit • Direct Origination • Advisory and Other	• Private Equity	• Real Estate • Principal Finance • Infrastructure
• Distressed Buyouts, Debt and Other Investments • Corporate Carve-outs • Opportunistic Buyouts
• Hybrid Capital • Natural Resources
AUM: $216 billion(1)(2)(3)(4)	AUM: $77 billion(1)	AUM: $39 billion(1)(2)(3)

AUM From Permanent Capital Vehicles:
$140 billion	$1 billion	$25 billion

(1)	See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

(2)	Includes funds that are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.12 as of December 31, 2019.

(3)	Includes funds that are denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.33 as of December 31, 2019.

(4)	Includes funds that are denominated in yen and translated into U.S. dollars at an exchange rate of ¥1.00 to $0.0092 as of December 31, 2019.
Credit
Since Apollo’s founding in 1990, we believe our expertise in credit has served as an integral component of our company’s growth and success. Our credit-oriented approach to investing commenced in 1990 with the management of a high-yield bond and leveraged loan portfolio. Since that time, our credit activities have grown significantly, through both organic growth and strategic acquisitions. As of December 31, 2019, Apollo’s credit segment had total AUM and Fee-Generating AUM of $215.5 billion and $172.9 billion, respectively, across a diverse range of credit-oriented investments that utilize the same disciplined, value-oriented investment philosophy that we employ with respect to our private equity funds. Apollo’s broad credit platform, which we believe is adaptable to evolving market conditions and different risk tolerances, is categorized as follows:
Credit AUM of $215.5 billion as of December 31, 2019(1)
(in billions)

(1)	AUM components may not sum due to rounding. Corporate Credit, Structured Credit and Direct Origination include AUM in accounts owned by or related to Athene (the “Athene Accounts”).
Corporate Credit
Our corporate credit category is comprised of corporate fixed income and corporate credit investments. Corporate fixed income generally includes investment grade corporate bonds, emerging markets and investment grade private placement investments. Corporate credit generally includes credit investment strategies that are less liquid in nature. Corporate credit investments includes performing credit, opportunistic credit, CLOs and other strategic investment accounts. Performing credit strategies focus on income-oriented, senior loan and bond investment strategies that target issuers primarily domiciled in the U.S. and in Europe. Liquid opportunistic strategies primarily focus on credit investments that are generally liquid in nature and utilize a value-oriented investment philosophy that is similar to the philosophy utilized by our private equity business. This includes investments by our credit funds in a broad array of primary and secondary opportunities encompassing stressed and distressed public and private securities primarily within corporate credit, including senior loans (secured and unsecured), high yield, mezzanine, derivative securities, debtor in possession financings, rescue or bridge financings, and other debt investments. Our AUM and Fee-Generating AUM within corporate credit totaled $110.7 billion and $92.6 billion, respectively, as of December 31, 2019. Corporate credit includes $65.2 billion of AUM in the Athene Accounts as of December 31, 2019, all of which is fee-generating.
CLOs
In aggregate, our AUM and Fee-Generating AUM in CLOs totaled $15.8 billion and $8.7 billion, respectively, as of December 31, 2019. Through their lifecycle, CLOs employ structured credit and performing credit strategies with the goal of providing investors with competitive yields achieved through highly diversified pools of historically low defaulting assets. Included within total AUM of CLOs is $7.1 billion of AUM related to Redding Ridge, from which Apollo earns fees based on net asset value. Redding Ridge’s primary business consists of acting as collateral manager for CLO transactions and related warehouse facilities and as holder of CLO retention interests in both U.S. and Europe. Redding Ridge is strategically positioned with access to significant CLO management and structuring expertise, industry contacts and investor relationships. Furthermore, Redding

Ridge is supported by top tier credit research, credit risk management, credit trading platform and other corporate and administrative services through various service contracts.
Structured Credit
Our structured credit category includes corporate structured and asset-backed securities, consumer and residential and financial credit investments. Corporate structured and asset-backed securities is focused on structured credit investment strategies that seek to obtain favorable and protective lending terms, predictable payment schedules, well diversified portfolios and low historical defaults. Consumer and residential is focused on consumer and residential real estate credit investment strategies, which include investments in residential mortgage-backed securities, whole residential real estate loans, consumer loans and other asset-backed securities. Financial credit investments is focused on life insurance policies issued by insurance companies that insure the lives of natural persons, as well as other insurance linked securities. Our AUM and Fee-Generating AUM within structured credit totaled $52.7 billion and $45.5 billion, respectively, as of December 31, 2019. Structured credit includes $37.0 billion of AUM in the Athene Accounts as of December 31, 2019, all of which is fee-generating.
Structured Credit Funds - FCI and SCRF
Our structured credit funds include the financial credit investment fund series (“FCI”) and the structured credit recovery fund series (“SCRF”). Collectively, these structured credit funds employ our structured credit investing strategy, which targets multiple tranches of less liquid structured securities with favorable and protective lending terms, predictable payment schedules, well-diversified portfolios and low default rates. Our AUM and Fee-Generating AUM within Structured Credit Funds totaled $8.1 billion and $5.8 billion, respectively, as of December 31, 2019.
Direct Origination
The direct origination category advises clients investing in loans, including, but not limited to, first-lien senior secured and unsecured loans, second lien term loans, mezzanine loans, private high-yield debt, private investment grade debt, asset-backed loans, leveraged loans, real estate loans, rediscount loans, venture loans and bridge loans, particularly in the context of transactions that require certainty of financing. This strategy focuses on originating private debt both directly with sponsors and through banks in the United States (“U.S.”), but also targets Europe and other markets. This category includes direct origination activities related to Midcap and AINV. Our AUM and Fee-Generating AUM within Direct Origination totaled $24.2 billion and $22.0 billion, respectively, as of December 31, 2019. Direct origination includes $3.1 billion of AUM in the Athene Accounts as of December 31, 2019, all of which is fee-generating.
MidCap
MidCap is a middle market-focused specialty finance firm managed by Apollo that provides senior debt solutions to companies across all industries. Our AUM and Fee-Generating AUM within MidCap totaled $9.0 billion and $8.9 billion, respectively, as of December 31, 2019.
AINV
Apollo Investment Corporation is a closed end investment company managed by Apollo, that has elected to be treated as a business development company under the Investment Company Act. The company seeks to provide private financing solutions for private companies that do not have access to the more traditional providers of credit. Our AUM and Fee-Generating AUM within AINV and a non-traded business development company totaled $5.0 billion and $4.8 billion, respectively, as of December 31, 2019.
Advisory and Other
Advisory and other primarily refers to certain assets advised by ISGI. ISGI is a subsidiary of Apollo which provides asset allocation and risk management advisory services principally to certain of the insurance and bank institutions acquired by Apollo managed funds, which includes Athora assets. Our AUM as of December 31, 2019 within the Advisory and Other category totaled $27.9 billion. Advisory assets within Advisory and other totaled $15.0 billion as of December 31, 2019, none of which is fee-generating as this AUM is subject to a cost reimbursement arrangement. Advisory and other also includes $10.0 billion of AUM related to Athora as of December 31, 2019, of which $8.1 billion is fee-generating, and $2.9 billion of AUM in the Athene Accounts, all of which is fee-generating.

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
We seek to focus on investment opportunities where competition is limited or non-existent. We believe we are often sought out early in the investment process because of our industry expertise, sizable amounts of available long-term capital, willingness to pursue investments in complicated situations and ability to provide value-added advice to portfolio companies regarding operational improvements, acquisitions and strategic direction. We generally prefer sole sponsored transactions and since inception through December 31, 2019, approximately 66% of the investments made by our private equity funds have been proprietary in nature. We believe that by emphasizing our proprietary sources of deal flow, our private equity funds will be able to acquire businesses at more compelling valuations which will ultimately create a more attractive risk/reward proposition. As of December 31, 2019, our private equity segment had total and Fee-Generating AUM of approximately $76.8 billion and $43.8 billion, respectively.
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
Hybrid Capital
During 2018, we launched our hybrid value strategy which pursues the provision to companies of, among other things, rescue financing or customized capital solutions, including senior secured and unsecured debt or preferred equity securities, often with equity-linked or equity-like upside  The strategy also focuses on structured equity investments, which are non-control or control equity opportunities with enhanced protection through structural components or a fundamental characteristic of the business, such as long-term supply agreements. Typically, in these scenarios, companies are looking for an equity partner to fund initiatives such as organic growth, acquisitions, deleveraging or build-ups. We believe Apollo’s strategic relationships with industry executives and experience in business repositioning, platform build-ups and complex integration provide a benefit to companies seeking a capital partner, especially in situations that have an element of complexity.
Natural Resources
In addition to our traditional private equity funds which pursue opportunities in nine core industries, one of which is natural resources, we have three dedicated private equity natural resources funds. In 2011, we established our first dedicated private equity natural resources fund, Apollo Natural Resources Partners, L.P. (together with its alternative investment vehicles, “ANRP I”) to capitalize on private equity investment opportunities in the natural resources industry, principally in the metals and mining, energy, renewables and select other natural resources sectors. We subsequently launched our second and third natural resources funds, Apollo Natural Resources Partners II, L.P. (together with its alternative investment vehicles, “ANRP II”) and Apollo Natural Resources Partners III, L.P. (together with its parallel vehicles and alternative investment vehicles, “ANRP III”), respectively. We believe we can source and execute compelling, value-oriented investment opportunities for our funds.
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
Private Equity Fund Holdings
The following table presents a list of certain significant portfolio companies of our private equity funds as of December 31, 2019:

Company	Year of Initial Investment	Fund(s)	Buyout Type	Industry	Region
LifePoint Health	2015	Fund VIII	Opportunistic Buyout	Consumer Services	North America
ADT	2015	Fund VIII	Opportunistic Buyout	Consumer Services	North America
Aspen Insurance	2019	Fund IX	Opportunistic Buyout	Financial Services	North America
Verallia	2015	Fund VIII	Corporate Carve-Out	Manufacturing & Industrial	Western Europe
Intrado	2017	Fund VIII	Opportunistic Buyout	Media, Telecom, Technology	North America
Double Eagle Energy III	2017	Fund VIII, ANRP II	Opportunistic Buyout	Natural Resources	North America
OneMain Financial	2018	Fund VIII	Opportunistic Buyout	Financial Services	North America
Diamond Resorts	2016	Fund VIII	Opportunistic Buyout	Leisure	North America
Outerwall	2016	Fund VIII	Opportunistic Buyout	Consumer Services	North America
Rackspace	2016	Fund VIII	Opportunistic Buyout	Media, Telecom, Technology	North America
Cox Media Group	2019	Fund IX	Corporate Carve-Out	Media, Telecom, Technology	North America
Apollo Education Group	2017	Fund VIII	Opportunistic Buyout	Consumer Services	Global
ClubCorp	2017	Fund VIII	Opportunistic Buyout	Leisure	North America
Shutterfly	2019	Fund IX	Opportunistic Buyout	Media, Telecom, Technology	North America
Watches of Switzerland (fka Aurum)	2013	Fund VII	Opportunistic Buyout	Consumer & Retail	Western Europe
Talos Energy	2012	Fund VII, ANRP	Opportunistic Buyout	Natural Resources	North America
Northwoods Energy	2017	Fund VIII, ANRP II	Corporate Carve-Out	Natural Resources	North America
Maxim Crane Works	2016	Fund VIII	Opportunistic Buyout	Manufacturing & Industrial	North America
Sun Country Airlines	2018	Fund VIII	Opportunistic Buyout	Consumer Services	North America
Smart & Final	2019	Fund IX	Opportunistic Buyout	Consumer & Retail	North America
Amissima	2015	Fund VIII	Corporate Carve-Out	Financial Services	Western Europe
Nova KBM	2016	Fund VIII	Opportunistic Buyout	Financial Services	Western Europe
CEC Entertainment	2014	Fund VIII	Opportunistic Buyout	Leisure	North America
Direct ChassisLink	2019	Hybrid Value Fund	Structured Equity	Manufacturing & Industrial	North America

Note:
The table above includes portfolio companies of Fund VII, Fund VIII, Fund IX, ANRP I, ANRP II and Hybrid Value Fund with a remaining value greater than $250 million, excluding the value associated with any portion of such private equity funds' portfolio company investments held by co-investment vehicles.

Real Assets
Our real assets group has a dedicated team of multi-disciplinary real estate and infrastructure professionals whose investment activities are integrated and coordinated with our credit and private equity business segments. We take a broad view of markets and property types in targeting debt and equity investment opportunities, including the acquisition and recapitalization of real estate portfolios, platforms and operating companies and distressed for control situations, as well as infrastructure equity and debt assets. As of December 31, 2019, our real assets business had total and fee generating AUM of approximately $38.8 billion and $29.7 billion, respectively, through a combination of investment funds, strategic investment accounts and Apollo Commercial Real Estate Finance, Inc. (“ARI”), a publicly-traded commercial mortgage real estate investment trust managed by Apollo.
Real Assets AUM of $38.8 billion as of December 31, 2019
(in billions)
Real Estate
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
With respect to our real estate debt activities, our real assets funds and accounts offer financing across a broad spectrum of property types and at various points within a property’s capital structure, including first mortgage and mezzanine financing and preferred equity. In addition to ARI, we also manage strategic accounts focused on investing in commercial mortgage-backed securities and other commercial real estate loans. Our AUM and Fee-Generating AUM within the Real Estate Funds totaled $29.4 billion and $22.9 billion, respectively, as of December 31, 2019.
Principal Finance Funds
The European Principal Finance (“EPF”) fund series primarily employs our principal finance investment strategy, which is utilized to invest in European commercial and residential real estate, performing loans, non-performing loans, and unsecured consumer loans, as well as acquiring assets as a result of distressed market situations. Certain of the EPF investment vehicles we manage own captive pan-European financial institutions, loan servicing and property management platforms. These entities perform banking and lending activities and manage and service consumer credit receivables and loans secured by commercial and residential properties. In aggregate, these financial institutions, loan servicing, and property management platforms operate in six European countries and employed approximately 156 individuals as of December 31, 2019. We believe the post-investment loan servicing and real estate asset management requirements, combined with the illiquid nature of these investments, limits participation by traditional long-only investors, hedge funds, and private equity funds, resulting in what we believe to be an opportunity for our real assets business. Our AUM and Fee-Generating AUM within the European Principal Finance fund series totaled $7.2 billion and $5.1 billion, respectively, as of December 31, 2019.

Infrastructure
We established our first vehicles that invest primarily in infrastructure assets during 2018. The infrastructure funds target a broad range of asset types, including communications, midstream energy, power and renewables, and transportation. We seek to target long-lived assets with stable, contracted cash flows and structural downside protection. Our infrastructure debt vehicles target similar asset types as the infrastructure equity strategy with a heightened focus on the investment’s position in the capital structure and current yield. Our AUM and Fee-Generating AUM within the Infrastructure Funds totaled $2.2 billion and $1.7 billion, respectively, as of December 31, 2019.
Permanent Capital Vehicles
Permanent capital vehicles refers to (a) assets that are owned by or related to Athene or Athora; (b) assets that are owned by or related to MidCap and managed by Apollo; (c) assets of publicly traded vehicles managed by Apollo such as AINV, ARI, AIF, AFT, in each case that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law and (d) a non-traded business development company from which Apollo earns certain investment-related service fees. Permanent capital vehicles utilize a range of investment strategies including those described previously. In aggregate, our AUM and Fee-Generating AUM within our permanent capital vehicles totaled $165.7 billion and $156.8 billion, respectively, as of December 31, 2019.
Athene
Athene Holding, through its subsidiaries, is a leading retirement services company that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. The products and services offered by Athene include fixed and fixed indexed annuity products, reinsurance services offered to third-party annuity providers and institutional products, such as funding agreements. Athene Holding is listed on the New York Stock Exchange (“NYSE”) under the symbol “ATH”.

The Company, through its consolidated subsidiary, ISG, provides asset management and advisory services to Athene, including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisition advice, asset diligence hedging and other asset management services. On September 20, 2018, Athene and Apollo agreed to revise the existing fee arrangements (the “amended fee agreement”) between Athene and Apollo. The amended fee agreement was approved by Athene’s shareholders on June 10, 2019 and took effect retroactive to the month beginning January 1, 2019. As of December 31, 2019, Apollo managed or advised $130.3 billion of AUM, all of which was Fee-Generating AUM, in the Athene Accounts.

On October 27, 2019 Athene Holding, AGM Inc. and the entities that form the Apollo Operating Group entered into a Transaction Agreement (the “Transaction Agreement”), pursuant to which, among other things:

•
(i) Athene Holding will issue 27,959,184 Class A common shares of Athene Holding (the “AHL Class A Common Shares”) to certain subsidiaries of the Apollo Operating Group in exchange for an issuance by the Apollo Operating Group of 29,154,519 non-voting equity interests of the Apollo Operating Group to Athene Holding and (ii) AGM, through the Apollo Operating Group, will purchase an additional $350 million of AHL Class A Common Shares (the “Share Issuance”);

•
Athene Holding has granted to AGM Inc. the right to purchase additional AHL Class A Common Shares from the closing date of the Share Issuance (the “Closing Date”) until 180 days thereafter to the extent the issued and outstanding AHL Class A Common Shares beneficially owned by Apollo and certain of its related parties and employees (collectively, the “Apollo Parties”) (inclusive of AHL Class A Common Shares over which any such persons have a valid proxy) do not equal at least 35% of the issued and outstanding AHL Class A Common Shares, on a fully diluted basis (the “Conditional Right”);

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

•
Athene Holding will make certain amendments to the Twelfth Amended and Restated Bye-laws of Athene Holding (the “Bye-laws”), by way of amending and restating the Bye-laws (the “Thirteenth Amended and Restated Bye-laws”), which include, among other items, the elimination of Athene Holding’s current multi-class share structure.

The consummation of the Share Issuance and the other transactions contemplated by the Transaction Agreement are subject to the satisfaction or waiver of specified closing conditions, including (i) the receipt of required governmental and regulatory approvals for the Share Transactions, and the approval of the NYSE for the listing of the AHL Class A Common Shares to be issued by Athene Holding in connection with the Share Issuance, (ii) the absence of any applicable law or regulation or order that prohibits the transactions contemplated by the Transaction Agreement, and the absence of any pending or threatened proceeding by any governmental entity or any investigation by any governmental entity seeking any such order, and (iii) certain other customary closing conditions, including, among other things, delivery of certain transaction documents contemplated by the Transaction Agreement, accuracy of representations and warranties and compliance with covenants by the parties.
See note 15 to our consolidated financial statements for details regarding the fee arrangements between the Company and Athene.
Athora
The Company, through its consolidated subsidiary, ISGI, provides investment advisory services to certain portfolio companies of Apollo funds and Athora, an insurance and reinsurance group focused on the European insurance market (collectively, the “Athora Accounts”). As of December 31, 2019, Apollo, through its subsidiaries, managed or advised $13.9 billion of AUM and $12.0 billion of Fee-Generating AUM in accounts owned by or related to Athora. See note 15 to our consolidated financial statements for details regarding the fee arrangements between the Company and Athora.
Athora Non-Sub-Advised Assets
This category includes the Athora assets which are managed by Apollo but not sub-advised by Apollo nor invested in Apollo funds or investment vehicles. We refer to these assets collectively as “Athora Non-Sub-Advised Assets”. Our AUM within the Athora Non-Sub-Advised category totaled $10.0 billion as of December 31, 2019, of which $8.1 billion was Fee-Generating AUM.
Strategic Investment Accounts
We manage SIAs established to facilitate investments by third-party investors directly in Apollo funds and other securities. Institutional investors are expressing increasing levels of interest in SIAs since these accounts can provide investors with greater levels of transparency, liquidity and control over their investments as compared to more traditional investment funds. Based on the trends we are currently witnessing among a select group of large institutional investors, we expect our AUM that is managed through SIAs to continue to grow over time. As of December 31, 2019, approximately $28 billion of our total AUM was managed through SIAs.
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
Investment Process
We maintain a rigorous investment process and a comprehensive due diligence approach across all of our funds. We have developed policies and procedures that govern the investment practices of our funds. Moreover, each fund is subject to certain investment criteria set forth in its governing documents that generally contain requirements and limitations for investments, such as limitations relating to the amount that will be invested in any one company and the geographic regions in which the fund will invest. Our investment professionals are familiar with our investment policies and procedures and the investment criteria applicable to the funds that they manage. Our investment professionals interact frequently across our businesses on a formal and informal basis.
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
We conduct the management of our credit, private equity and real assets funds primarily through a partnership structure, in which partnerships organized by us accept commitments and/or funds for investment from investors. Funds are generally organized as limited partnerships with respect to private equity funds and other U.S. domiciled vehicles and limited partnership and limited liability (and other similar) companies with respect to non-U.S. domiciled vehicles. Typically, each fund has an investment adviser registered, or as relying advisers, deemed to be registered, under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). Responsibility for the day-to-day operations of the funds is typically delegated to the funds’ respective investment managers pursuant to an investment management (or similar) agreement. Generally, the material terms of our investment management agreements relate to the scope of services to be rendered by the investment manager to the applicable funds, certain rights of termination in respect of our investment management agreements and, generally, with respect to certain of our credit and real assets funds (as these matters are covered in the limited partnership agreements of the private equity funds), the calculation of management fees to be borne by investors in such funds, as well as the calculation of the manner and extent to which other fees received by the investment manager from fund portfolio companies serve to offset or reduce the management fees payable by investors in our funds. The funds themselves generally do not register as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”), generally in reliance on Section 3(c)(7) or Section 7(d) thereof or, typically in the case of funds formed prior to 1997, Section 3(c)(1) thereof. Section 3(c)(7) of the Investment Company Act excepts from its registration requirements funds privately placed in the United States whose securities are owned exclusively by persons who, at the time of acquisition of such securities, are “qualified purchasers” or “knowledgeable employees” for purposes of the Investment Company Act. Section 3(c)(1) of the Investment Company Act exempts from its registration requirements privately placed funds whose securities are beneficially owned by not more than 100 persons. In addition, under current interpretations of the SEC, Section 7(d) of the Investment Company Act exempts from registration any non-U.S. fund all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers.
In addition to having an investment manager, each fund that is a limited partnership also has a general partner that makes all policy and investment decisions relating to the conduct of the fund’s business. The general partner is responsible for all decisions concerning the making, monitoring and disposing of investments, but such responsibilities are typically delegated to the fund’s investment manager pursuant to an investment management (or similar) agreement. The limited partners of the funds take no part in the conduct or control of the business of the funds, have no right or authority to act for or bind the funds and have no influence over the voting or disposition of the securities or other assets held by the funds. These decisions are made by the fund’s general partner in its sole discretion, subject to the investment limitations set forth in the agreements governing each fund. The limited partners often have the right to remove the general partner or investment manager for cause or cause an early dissolution by a simple majority vote. In connection with the private offering transactions that occurred in 2007 pursuant to which we sold shares of Apollo Global Management, Inc. to certain initial purchasers and accredited investors in transactions exempt from the registration requirements of the Securities Act (“Private Offering Transactions”) and the reorganization of the Company’s predecessor business (the “2007 Reorganization”), we deconsolidated certain of our credit and private equity funds that had historically been consolidated in our financial statements and amended the governing agreements of those funds to provide that a simple majority of a fund’s investors have the right to accelerate the dissolution date of the fund.
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
Certain of our management companies, general partners and co-invest vehicles are committed to contribute to our funds and affiliates. As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of December 31, 2019 of $1.1 billion.
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
Regulation under the Investment Advisers Act. We conduct our advisory business through our investment adviser subsidiaries, including Apollo Capital Management, L.P., Apollo Management, L.P., Apollo Global Real Estate Management, L.P., Apollo Investment Management, L.P., and Apollo Credit Management, LLC, each of which is registered as an investment adviser with the SEC under the Investment Advisers Act.  Certain of our investment advisers have a number of relying advisers that operate a single advisory business and rely on umbrella registration to be deemed registered as an investment adviser with the SEC.  All of our SEC-registered investment advisers are subject to the requirements and regulations of the Investment Advisers Act that include, but are not limited to, anti-fraud provisions, upholding fiduciary duties to advisory clients, maintaining an effective compliance program, managing conflicts of interest, record-keeping and reporting requirements, and disclosure requirements.
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
Broker-dealers are subject to regulations that cover all aspects of the securities business. In particular, as a registered broker-dealer and member of a self-regulatory organization, AGS is subject to regulations governing, among other things, licensure requirements for individuals, minimum capital, financial reporting, recordkeeping, maintaining an effective compliance program, communications with the public, and general anti-fraud prohibitions.
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
Regulation by the Federal Communications Commission. We are deemed by the Federal Communications Commission (“FCC”) to control certain radio and television broadcast stations that are owned by a company in which one of our funds has a majority investment.  As a result, we are subject to FCC ownership restrictions that could limit our ability and the ability of our funds to make investments in other radio or television broadcast stations or in daily newspapers in some U.S. markets.  We are also subject to FCC restrictions on the ownership of our stock by non-U.S. persons or entities. We must report to the FCC if we or any of our officers or directors or controlling stockholders are convicted of a felony or of violating certain laws.
United States Insurance Regulation. We are subject to insurance holding company system laws and regulations in the states of domicile of certain insurance companies for which we are (or, with respect to certain pending transactions, will be) deemed to be a control person for purposes of such laws. Specifically, under state insurance laws, we are deemed to be the ultimate parent of (i) Athene Holding’s insurance company subsidiaries, which are domiciled in Delaware, Iowa and New York, (ii) Catalina Holdings (Bermuda) Ltd.’s (“Catalina’s”) insurance company subsidiaries, which are domiciled in California, Colorado, Connecticut, the District of Columbia and New York, (iii) OneMain Holdings, Inc.’s (“OneMain’s”) insurance company subsidiaries, which are domiciled in Texas, (iv) Venerable Holdings, Inc.’s (“Venerable’s”) insurance company subsidiary, which is domiciled in Iowa and (v) LifePoint Health, Inc.’s (f/k/a RegionalCare Hospital Partners Holdings, Inc.) (“LifePoint’s”), health maintenance organization subsidiary, which is domiciled in Michigan and (vi) Aspen Insurance Holdings Limited’s (“Aspen’s”) insurance company subsidiaries, which are domiciled in North Dakota and Texas. Each of California, Colorado, Connecticut, Delaware, the District of Columbia, Iowa, Michigan, New York, North Dakota and Texas is a “Domiciliary State”.
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
Internationally, in November 2019, the International Association of Insurance Supervisors (the “IAIS”) adopted the Common Framework for the Supervision of Internationally Active Insurance Groups (“ComFrame”). ComFrame will be applicable to entities that meet the IAIS’ criteria for internationally active insurance groups (or "IAIGs") and are designated as such. Under ComFrame, an IAIG is defined as an insurance group which has (i) premiums written in three or more jurisdictions, with the percentage of gross premiums written outside the home jurisdiction comprising at least 10% of the group's total gross written premiums, and (ii) based on a rolling three-year average, total assets of at least $50 billion, or gross written premiums of at least $10 billion. ComFrame includes measures such as group supervision, group capital requirements, uniform standards for insurer corporate governance, enterprise risk management and other control functions and resolution planning. In November 2019,the IAIS adopted a revised version of the risk-based global insurance capital standard (“ICS”) which is the group capital component of ComFrame. The ICS will be implemented in the following two phases: in the first phase, which will last for five years and which is referred to as the “monitoring period,” the ICS will be used for confidential reporting to group-wide supervisors and discussion in supervisory colleges, and the ICS will not be used as a prescribed capital requirement. After the monitoring period, the ICS will be implemented as a group-wide prescribed capital standard. In addition, in the United States, the NAIC and the Federal Reserve Board are developing a group capital calculation tool using a risk-based capital aggregation method for all entities within the insurance holding company, including non-U.S. entities. The goal is to provide U.S. regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all groups regardless of structure. The NAIC has stated that the group capital calculation will be a regulatory tool and will not constitute a requirement or standard. The NAIC expects to adopt the final group capital calculation tool in 2020. In the United States, the NAIC has also promulgated additional amendments to its insurance holding company system model law that address “group wide” supervision of internationally active insurance groups. To date, each of the Domiciliary States (except for New York) has adopted a form of these provisions. The NAIC has made these amendments to the insurance holding company system model law a part of its accreditation standards for state solvency regulation beginning January 1, 2020, which is likely to motivate the remaining Domiciliary States to adopt the amendments. We cannot predict with any degree of certainty the additional capital requirements, compliance costs or other burdens these requirements may impose on us and our insurance company affiliates.
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
In addition, the Dodd-Frank Act authorized the Treasury Secretary and the Office of the U.S. Trade Representative to negotiate covered agreements. A covered agreement is an agreement between the United States and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. Pursuant to this authority, in September 2017, the U.S. and the EU signed a covered agreement to address, among other things, group supervision and reinsurance collateral requirements (the “EU Covered Agreement”) and the U.S. released a “Statement of the United States on the Covered Agreement with the European Union” (the “Policy Statement”) providing the U.S.’s interpretation of certain provisions in the EU Covered Agreement. The Policy Statement provides that the U.S. expects that the group capital calculation, which is currently being developed by the NAIC, will satisfy the EU Covered Agreement’s group capital assessment requirement. In addition, on December 18, 2018, the Bilateral Agreement between the U.S. and the United Kingdom on Prudential Measures Regarding Insurance and Reinsurance (the “U.K. Covered Agreement”) was signed in anticipation of the United Kingdom’s exit from the European Union. U.S. state regulators have until September 22, 2022 to adopt reinsurance reforms removing reinsurance collateral requirements for EU and U.K. reinsurers that meet the prescribed minimum conditions set forth in the EU Covered Agreement and U.K. Covered Agreement or else state laws imposing such reinsurance collateral requirements may be subject to federal preemption. The NAIC adopted revisions to the Credit for Reinsurance Model Law and Regulation that would, if adopted into law by state regulators, implement the reinsurance collateral provisions of the EU Covered Agreement and U.K. Covered Agreement. The reinsurance collateral provisions of the EU Covered Agreement or U.K. Covered Agreement may increase competition, in particular with respect to pricing for reinsurance transactions, by lowering the cost at which competitors of the reinsurance subsidiaries of our insurance company affiliates, such as Athene Holding’s direct, wholly owned subsidiary, Athene Life Re Ltd. (“ALRe”), are able to provide reinsurance to U.S. insurers.
Bermuda Insurance Regulation. As the ultimate parent of the general partner or manager of certain shareholders of Athene Holding, we are subject to certain insurance laws and regulations in Bermuda, where Apollo is considered a “shareholder controller” of (a) ALRe, a Bermuda Class E insurance company and a wholly owned subsidiary of Athene Holding, a company listed on the NYSE as well as its direct and indirect Bermuda domiciled insurance and reinsurance subsidiaries, (b) Athene Life Re International Ltd. (“ALREI”), a Bermuda Class C insurer and wholly-owned subsidiary of Athene Holding, (c) Athora Life Re Ltd. (“Athora Life Re”), a Bermuda Class E insurance company and a wholly owned subsidiary of Athora Holding Ltd. (“Athora”), a Bermuda private company, (d) Catalina General Insurance Ltd (“Catalina General”), a Bermuda Class 3A and Class C insurer and a wholly owned subsidiary of Catalina, and (E) Aspen Bermuda Limited (“Aspen Bermuda”), a Class 4 insurer and wholly owned subsidiary of Aspen. Each of ALRe, ALREI, Athora, Catalina General and Aspen Bermuda is subject to regulation and supervision by the Bermuda Monetary Authority (“BMA”) and compliance with all applicable Bermuda law and Bermuda insurance statutes and regulations, including but not limited to the Insurance Act of 1978 (Bermuda) and the rules and regulations promulgated thereunder (the “Bermuda Insurance Act”).
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
The Bermuda Insurance Act imposes certain notice requirements upon any person that has become, or as a result of a disposition ceased to be, a shareholder controller, and failure to comply with such requirements is an offense punishable by a fine, imprisonment, or both. Where the shares of a registered insurer, or the shares of its parent company, are traded on a recognized stock exchange, the required notices must be given to the BMA within 45 days after such person becomes, or as a result of a disposition ceases to be, a shareholder controller. Where neither the shares of a registered insurer nor the shares of its parent company are traded on a recognized stock exchange (i.e., private companies), the required notices must be given to the BMA (1) without objection from the BMA, at least 45 days before such person becomes a shareholder controller and (2) before such person, as a result of a disposition, ceases to be a shareholder controller.
In addition, the BMA may file a notice of objection to any person or entity who has become a controller of any description where it appears that such person or entity is not, or is no longer, fit and proper to be a controller of the registered insurer. Any person or entity who continues to be a controller of any description after having received a notice of objection is guilty of an offense and liable on summary conviction to a fine, imprisonment, or both.
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
European Insurance Regulation. Apollo is considered the parent and/or indirect qualifying shareholder of certain European insurance companies and insurance intermediaries for purposes of certain European insurance laws. A new European solvency framework and prudential regime for insurers and reinsurers, under the Solvency II Directive 2009/138/EC (“Solvency II”), took effect in full on January 1, 2016. Solvency II is a regulatory regime which imposes economic risk-based solvency requirements across all EU Member States and consists of three pillars: Pillar I-quantitative capital requirements, based on a valuation of the entire balance sheet; Pillar II-qualitative regulatory review, which includes governance, internal controls, enterprise risk management and supervisory review process; and Pillar III-market discipline, which is accomplished through reporting of the insurer’s financial condition to regulators and the public. Solvency II is supplemented by European Commission Delegated Regulation (E.U.) 2015/35 (the “Delegated Regulation”), other European Commission “delegated acts” and binding technical standards, and guidelines issued by the European Insurance and Occupational Pensions Authority (“EIOPA”). The Delegated Regulation sets out detailed requirements for individual insurance and reinsurance undertakings, as well as for groups, based on the overarching provisions of Solvency II, which together make up the core of the single prudential rulebook for insurance and reinsurance undertakings in the EU.
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
Insurers and reinsurers established in a Member State of the EU have the freedom to establish branches in, and provide services to, all European Economic Area (“EEA”) states through “passporting” rights. This right currently applies to the U.K. Regulated Entities (defined below). Following the U.K.’s withdrawal from the EU (“Brexit”) on January 31, 2020, the withdrawal agreement between the U.K. and the EU contemplates a transitional period up to December 31, 2020 at the earliest, during which the terms of the U.K.’s future relationship with the EU are expected to be negotiated. EEA passporting rights remain available to the relevant U.K. entities during that period. However, there remains considerable uncertainty as to the extent and duration of any transitional period and the ultimate structure of the U.K.’s future relationship in the EU, creating continuing uncertainty as to the full extent to which the businesses of the U.K. Regulated Entities could be adversely affected by Brexit. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Difficult market or economic conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of the investments made by our funds or reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenue, net income and cash flow and adversely affect our financial prospects and condition” and “—The withdrawal of the U.K. from the EU could have a range of adverse consequences for us, our funds and the portfolio companies of our funds.”
United Kingdom Insurance Regulation. Apollo is considered the parent of certain insurance company subsidiaries of Catalina and Aspen, including Catalina London Limited, Catalina Worthing Insurance Limited and AGF Insurance Limited (the “Catalina Insurance Entities”), Aspen Insurance U.K. Limited (“Aspen U.K.”), which is domiciled in the United Kingdom and operates a branch in Switzerland, and Aspen Managing Agency Limited (“AMAL” and together with the Catalina Insurance Entities and Aspen U.K., the “U.K. Insurance Entities”). In addition, Aspen UK Syndicate Services Limited (“AUSSL”) and Aspen Risk Management Limited (“ARML”), are also domiciled in the United Kingdom and provide insurance distribution services (together, the “U.K. Intermediary Entities” and, together with the U.K. Insurance Entities, the “U.K. Regulated Entities”) for purposes of certain U.K. insurance regulations. The U.K. Insurance Entities are each authorized by the Prudential Regulation Authority (“PRA”) and regulated by both the PRA and the Financial Conduct Authority (“FCA”). The U.K. Intermediary Entities are only authorized and regulated by the FCA. In addition, AMAL is a Lloyd’s managing agent of Aspen's Lloyd's Syndicate 4711 and is therefore also regulated by Lloyd’s, as is Aspen Underwriting Limited (“AUL”), which is a Lloyd’s corporate member.
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

Further, as AMAL is regulated by Lloyd’s as a Lloyd’s Managing Agent, it is also subject to the Lloyd’s Minimum Standards, which contain requirements representing the minimum level of performance required by Lloyd’s entities, the Lloyd’s By-Laws and other Lloyd’s rules and requirements (together the “Lloyd’s Rules”). AUL, as a Lloyd’s corporate member, is also subject to the Lloyd’s Rules.
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
Pursuant to Solvency II, and related law and regulation of Ireland, in regard to an Irish authorized and regulated insurance undertaking, such as Catalina Insurance Ireland DAC or Athora Ireland plc, the CBI has broad supervisory and administrative powers. The CBI has power over such matters as scope of authorized activity, standards of solvency, investments, reporting requirements relating to capital structure, ownership, financial condition and general business operations, special reporting and prior approval requirements with respect to certain transactions, reserves for unpaid losses and related matters, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In relevant prescribed scenarios, subject to the required application of, as appropriate, the EU Covered Agreement, Solvency II and other applicable law and regulation, there may also be scope for elements of group supervision to be exercised by the CBI (or other EEA Member State or non-EEA regulator, such as the BMA).
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
An application for registration as a regulated (re)insurance intermediary pursuant to the IDD has been submitted to the CBI in respect of Athora Ireland Services Limited, a wholly owned subsidiary of Athora. An indirect qualifying holding in Athora Ireland Services Limited is attributed to Apollo via its indirect interest in Athora. A (re)insurance intermediary does not have regulatory capital or solvency requirements akin to a (re)insurance undertaking but the CBI does have supervisory and administrative powers for matters such as scope of authorized activity, financial condition and general business operations.
Italian Insurance Regulation. Apollo is deemed to be the holder of an indirect qualifying holding in (i) Amissima Assicurazioni S.p.A. and (ii) Amissima Vita S.p.A., which are Italian insurance undertakings, duly authorized and regulated by the Italian insurance regulator (“Istituto per la vigilanza sulle Assicurazioni” or “IVASS”). The two Italian insurance companies belong to the Amissima Italian insurance group, whose parent undertaking is Amissima Holding S.r.l. Apollo also holds an indirect qualifying holding in Bene Assicurazioni S.p.A., an Italian non-life insurance undertaking.
Pursuant to Solvency II, as implemented within the Italian legal framework, Italian insurance undertakings (such as Amissima Assicurazioni S.p.A., Amissima Vita S.p.A., and Bene Assicurazioni S.p.A.) are subject to extensive supervisory powers of IVASS on a broad array of matters including calculation of technical provisions, own funds requirements, solvency capital requirements, ownership structure, internal governance and organizational requirements, reporting obligations and extraordinary transactions. Moreover, in accordance with the provisions set forth under the EU Covered Agreement, Solvency II and other relevant provisions of law and regulation, supervision at a group level may be exercised by IVASS or by regulator of a EEA or non-EEA State.
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
Swiss Insurance Regulation. Apollo is considered an indirect qualified participant of Glacier Reinsurance Ltd. (“Glacier Re”) in the meaning of Swiss insurance supervisory laws. As a qualified indirect participant of Glacier Re, a reinsurance company domiciled in Switzerland holding a license for the operation of a reinsurance business in the insurance class C1 “Reinsurance by insurance companies that conduct solely reinsurance business,” Apollo is subject to certain provisions of Swiss insurance supervisory laws and regulations. Glacier Re is subject to regulation and supervision by the Swiss Financial Market Supervisory Authority FINMA (“FINMA”) and compliance with all applicable laws and regulations of Switzerland, including but not limited to the Swiss Federal Act of 17 December 2004 on the Supervision of Insurance Companies (“ISA”), its implementing ordinances as well as circulars and guidelines of FINMA.
Any person who intends to directly or indirectly participate in a Swiss domiciled insurance or reinsurance undertaking is required to notify FINMA of such intent if the participation reaches or exceeds the thresholds of 10%, 20%, 33% or 50% of the capital or voting rights of the insurance or reinsurance undertaking. Similarly, any person who intends to decrease its direct or indirect participation in an insurance or reinsurance undertaking domiciled in Switzerland below the thresholds of 10%, 20%, 33% or 50% of the capital or voting rights or to change the participation in a way that the insurance or reinsurance undertaking is no longer a subsidiary must notify FINMA. Consequently, although direct and indirect participants of Glacier Re as such are not supervised by FINMA, an intended change of the qualified direct or indirect participation in Glacier Re may require a notification to FINMA. FINMA may disapprove such change in qualified participation or subject the change to certain conditions, if the nature or scope of the participation potentially jeopardizes the interests of Glacier Re as Swiss domiciled reinsurance company or the reinsured. Failure to comply with such notification is punishable by a fine of up to CHF 500,000 in case of intent and up to CHF 150,000 in case of negligence. In addition, if a change of persons who directly or indirectly hold a participation of 10% of the capital or voting rights or who may otherwise materially influence the business conduct of Glacier Re has occurred, Glacier Re is required to file a submission to seek for FINMA’s approval of the relevant change of its regulatory business plan within 14 days upon the occurrence of the event.
Furthermore, a substantial dividend distribution or other form of profit repatriation from Glacier Re to its shareholders may potentially qualify as a change of the regulatory business plan of Glacier Re under art. 4 para. 2 lit. d ISA, if such substantial dividend distribution would be considered as a relevant change of the financial resources and reserves of Glacier Re. Such change of the business plan must be notified to FINMA no later than 14 days after the occurrence of the event and is subject to FINMA’s approval. To this extent, future dividend distributions or other forms of profit repatriation might be subject to FINMA’s approval. Apollo is also considered a qualified participant of Aspen U.K. Aspen U.K. holds a FINMA license for a Swiss branch of a foreign insurance undertaking for its Swiss insurance branch Aspen Insurance UK Limited, London, Zurich Insurance Branch. Furthermore, Aspen U.K. holds a reinsurance branch in Switzerland, Aspen Insurance UK Limited, London, Zurich Branch. A change of a direct or indirect participation in a foreign insurance undertaking (in the present case Aspen U.K.) that holds a Swiss insurance branch license does not, in principle, trigger any Swiss insurance regulatory notification or approval requirements. However, Aspen U.K. might notify FINMA out of courtesy of such changes.
German Insurance Regulation. Apollo is deemed to hold an indirect qualifying holding in German (i) Athora Deutschland Verwaltungs GmbH, (ii) Athora Deutschland Holding GmbH & Co. KG, (iii) Athora Deutschland GmbH, (iv) Athora Lebensversicherung AG and (v) Athora Pensionskasse AG, which are either German regulated insurance undertakings or German insurance holding companies (together the “Regulated German Entities”). The indirect qualifying holding in the Regulated German Entities is attributed to Apollo via its indirect interest in Athora, which is the 100% indirect parent company of the Regulated German Entities. The Regulated German Entities are subject to the relevant laws and regulations applicable to insurers or insurance holding companies in Germany which regulate and mandate, among other things, eligibility criteria for investments, policyholder participation in income, accounting principles, corporate governance requirements, regulatory capital, reporting, insurance contracts, insurance distribution requirements, consumer protection laws, data protection requirements (including GDPR) and anti-money-laundering requirements. The Regulated German Entities are subject to supervision by the German Federal Financial Supervisory Authority, Bundesanstalt für Finanzdienstleistungsaufsicht (“BaFin”). BaFin is the central financial regulatory authority for Germany and has wide powers to interpret and execute the insurance supervisory law in Germany, in particular via issuing regulatory ordinances and guidelines as well as orders and decisions with a view to individual insurance undertakings or insurance holding companies.
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
Belgium Insurance Regulation. Apollo is deemed to hold an indirect qualifying holding in Athora Belgium SA/NV (“Athora Belgium”), which is a Belgian licensed insurance and reinsurance undertaking that is authorized and regulated by the National Bank of Belgium (the “NBB”) and the Belgian Financial Services and Markets Authority (Autoriteit voor Financiële Diensten en Markten/ Autorité des Services et Marchés Financiers) (the “Belgian FSMA”).  In addition, some of Athora Belgium’s subsidiaries are registered with the Belgian FSMA as insurance brokers and are subject to supervision by the Belgian FSMA as regards their insurance distribution activities.
Pursuant to the “Twin peaks” supervision model introduced in the Belgian supervisory system on April 1, 2011, the supervision of financial institutions (including insurance and reinsurance undertaking) is now generally organized on the basis of the following two pillars: (i) the prudential supervision of banking, insurance and other financial institutions is entrusted to the NBB and (ii) the Belgian FSMA is competent for the supervision of financial markets and consumer protection (including in the insurance and reinsurance (distribution) sector).
Pursuant to Solvency II, and related laws and regulations of Belgium, in regard to an authorized and regulated insurance and reinsurance undertaking such as Athora Belgium, the NBB has broad supervisory and administrative powers on a broad range of prudential matters, including, without limitation, the authorization to carry out insurance and reinsurance business in Belgium or abroad (on the basis of an EEA passport), internal governance, valuation of assets, risk and solvency assessment, technical provisions, capital requirements, own funds, reporting and accounting rules. As an insurance and reinsurance company, Athora Belgium is subject to the specific supervision of the NBB for all its “strategic decisions.” Strategic decisions are “decisions that are important and therefore may have a global impact on the undertaking, to the extent that (in de mate dat/ dans la mesure où) it may have consequences for several functions within the insurance or reinsurance company, and that relate to any investment, divestment, participation or strategic cooperation, including (without limitation) a decision to acquire or establish another company, to establish a joint venture, to establish in another country, to enter into a cooperation agreement, to contribute or acquire a branch, to enter into a merger or demerger). The NBB has the right to oppose intended strategic decisions if they are deemed to be in breach of the sound and prudent management of the company or if they create a material risk for the stability of the financial sector. The NBB can also impose additional specific measures upon the company, including in relation to liquidity, solvency, risk concentration and risk positions, if the NBB determines that the company has an inadequate risk profile or if its policy can have a negative impact on the stability of the financial system.
For the purposes of Solvency II, as implemented in Belgium, a “qualifying holding” means a direct or indirect holding in an insurance or reinsurance company which represents 10% or more of the capital or of the voting rights or which makes it possible to exercise a significant influence over the management of the company. With respect to Athora Belgium, Solvency II, as implemented in Belgium, prohibits any person from acquiring, directly or indirectly, such a qualifying holding or from increasing an existing qualifying holding above the applicable thresholds (i.e. 20%, 30% and 50%) unless: (a) the proposed acquirer has notified the NBB of the acquisition; (b) the NBB has acknowledged receipt of that notification and; (c) either the statutory assessment period in relation to the acquisition has ended and the NBB has not notified the proposed acquirer that it opposes the acquisition, or the NBB has notified the proposed acquirer that it does not oppose the acquisition. If a proposed acquirer purports to complete a proposed acquisition in contravention of the aforementioned, as matter of Belgian law: (i) the competent business court can suspend the rights attached to the relevant shares, suspend a general meeting of shareholders that has already been convened or order the sale of the relevant shares to a third party that is not related to the proposed acquirer; and (ii) administrative and/or criminal sanctions may be imposed on the proposed acquirer or the company (as applicable).
Additional Insurance Regulated Jurisdictions. Aspen also carries on insurance business in jurisdictions located outside of the EU, U.K., Switzerland and the U.S. through its Jersey-domiciled insurance company subsidiary and its Singapore Lloyd’s service company, the branch locations of Aspen U.K., which operate in Australia, Canada, Singapore, in addition to its European branch located in Switzerland and the branch location of AUSSL, which operates in Dubai. The operations of these subsidiaries and branches are subject to the local regulatory and supervisory schemes in the jurisdictions in which they operate, which vary widely from country to country; however, regulators typically grant licenses to operate and control an insurance business in that jurisdiction. In general, insurance regulators in these jurisdictions have the administrative power to supervise the registration of agents, regulation of product features and product approvals, asset allocation, minimum capital requirements, solvency and reserves, policyholder liabilities, and investments. Regulatory authorities may also regulate affiliations with other financial institutions, shareholder structures and may impose restrictions on declaring dividends and the ability to effect certain capital transactions, and many jurisdictions require insurance companies to participate in policyholder protection schemes.
German Banking Regulation. Apollo is deemed to be the holder an indirect qualifying (but not controlling) interest in the German bank Oldenburgische Landesbank AG (“OLB”).
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
Slovenian Banking Regulation. Funds managed by Apollo hold a controlling stake in NOVA KREDITNA BANKA MARIBOR d.d. (“NKBM”), a Slovenian banking institution. As such, Apollo is considered to be a holder of an indirect qualifying interest in NKBM. NKBM is a significant supervised entity subject to direct supervision of the ECB. Under Regulation (EU) No 575/ 2013 of the European Parliament and of the Council of 26 June 2013 on prudential requirements for credit institutions and investment firms (“CRR”) and Regulation (EU) 2019/876 of the European Parliament and of the Council of 20 May 2019 amending Regulation (EU) No 575/2013 and Regulation (EU) No 648/2012 (“CRR2”), insofar it already entered into force, NKBM is also required to disclose relevant information and data on the consolidated situation at the level of Biser Topco S.a r.l., the indirect sole owner of NKBM (as the EU financial parent holding company).
While Apollo, as a holder of a qualifying interest in NKBM, is not subject to the full scope of the European and the Slovenian financial regulatory supervision, certain limited requirements set out in, among others, the Slovenian Banking Act (Zakon o bančništvu - “ZBan-2”) apply to Apollo. Compliance with these rules is supervised by the Bank of Slovenia (“BSI”) and the ECB. Under these requirements, holders of qualifying interest must make certain notifications to the competent authorities (i) of the intention to reduce the interest such that they would no longer hold a qualifying holding or their holding would fall below the lower limit (or above the higher limit) of the range for which authorization applies, (ii) on any merger or demerger in which they participate, (iii) on any material corporate change, and (iv) on any change which could affect the fulfilment of the requirements with respect to suitability of the qualifying holder.
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
Spanish Consumer Finance Regulation. Smart Holdco, S. à r.l., an entity wholly-owned by funds managed by Apollo, is the sole shareholder of SERVICIOS PRESCRIPTOR Y MEDIOS DE PAGOS EFC S.A., formerly known as Evofinance, Establecimiento Financiero de Crédito, S.A. (“SPMP”), a regulated financial institution, incorporated in Spain and authorized as a consumer finance institution. SPMP operates under certain regulations applicable to credit institutions in Spain that are largely based on EU rules. As such, SPMP is subject to prudential and conduct rules generally in line with banking regulations elsewhere in the EU and is under the supervision of the Bank of Spain.
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
Apollo Insurance Solutions Group International LLC (“ISGI”) and its subsidiary Apollo Asset Management Europe PC LLP ("AAME PC") are each registered in England and Wales and are authorized and regulated by the FCA in the United Kingdom under the FSMA and the rules promulgated thereunder for the primary purpose of providing a centralized asset management and risk function to European clients in the financial services and insurance sectors. ISGI and AAME PC have permission to engage in certain specified regulated activities including providing investment advice, undertaking discretionary investment management and arranging deals in relation to certain types of investment. As is the position for AMI, most aspects of ISGI and AAME PC's investment business are governed by the FSMA and related rules, with the FCA responsible for administering those requirements and supervising ISGI and AAME PC's compliance with the FSMA and related rules.
Apollo Investment Management Europe LLP (“AIME”), registered in England and Wales, is authorized and regulated by the FCA in the United Kingdom as an alternative investment fund manager, with permission to manage and market alternative investment funds (“AIFs”), such as, among others, certain private equity funds, credit funds and real estate funds. AIME markets and distributes certain EEA AIFs to institutional investors in the EEA and has overall responsibility for risk and portfolio management in relation to those AIFs. The FCA is responsible for supervising AIME’s compliance with the FSMA, in particular with the Alternative Investment Fund Managers Regulations 2013 which were implemented into U.K. law because of the EU Alternative Investment Fund Managers Directive (the “AIFMD”), and related rules. Apollo Investment Management Europe (Luxembourg) S.à r.l. (“AIME Lux”), a Luxembourg regulated entity, was incorporated by Apollo in Luxembourg on January 2,

2019 and has received approval from the Luxembourg Commission de Surveillance du Secteur Financier (“CSSF”) to carry out certain activities regulated by the CSSF (including managing and marketing AIFs), with registration effective from such date. AIME Lux is subject to the regulatory requirements imposed, inter alia, by the AIFMD, including with respect to conduct of business, regulatory capital, valuations, disclosures and marketing and rules on the structure of remuneration for certain personnel.
Failure to comply with the Luxembourg law having implemented the AIFMD and associated rules such as relevant regulations, CSSF circulars and CSSF regulations (relating inter alia to the conduct of business, corporate governance, regulatory capital, valuations, disclosures and marketing) may result in criminal and administrative sanctions, fines and, in the case of significant breaches, in limitations on AIME Lux’s activities or in the loss of AIME Lux’s authorization, resulting in an inability to perform a significant portion of its business in Luxembourg and/or its liquidation.
Luxembourg regulated entities such as AIME Lux are also required to comply with the professional obligations set out in the Law of 12 November 2004 on the fight against money laundering and terrorist financing, as amended, including, inter alia, the obligations to: (i) conduct client due diligence (for both new and existing clients, as appropriate) and keep all the documents relating to this due diligence for at least five years after the end of the business relationship, (ii) possess an adequate and appropriate internal organisation; and (iii) co-operate with the authorities.
When a natural or legal person who has taken a decision to acquire, directly or indirectly, any holding in a Luxembourg regulated entity for which a notification to the CSSF is required by law, such as AIME Lux, that represents 10% or more of the capital or of the voting rights of such entity (“Luxembourg Qualifying Holding”), a written notification must be submitted to the CSSF, indicating, inter alia, the size of the acquirer’s intended holding.
When a natural or legal person who has taken a decision to further increase, directly or indirectly, its holding as a result of which the proportion of the voting rights or of the capital held would reach or exceed 20%, 33⅓%, or 50%, or so that the entity would become their subsidiary (i.e., when the holder of the Luxembourg Qualifying Holding possesses, among others (without any limitation), a majority of the shareholder’s or member’s voting rights, rights to appoint the majority of the management board or other means of providing significant influence over the management of the regulated entity), a written notification must be submitted to the CSSF prior to such acquisition and is required to indicate, inter alia, the size of the intended holding and relevant information. After receiving the notification, the CSSF may, within the assessment period provided by the law applicable to the acquisition, confirm that it does not oppose the acquisition, apply certain conditions to the acquisition or oppose the proposed acquisition. In addition, Apollo agreed to inform the CSSF once it becomes aware of any natural or legal person acquiring shares in AGM Inc., representing an indirect holding of 10% or more of the capital or of the voting rights of an Apollo Luxembourg regulated entity for which a notification to the CSSF is required by law, including Luxembourg regulated entities that Apollo acquires in the future. For that purpose, the name of the relevant holder and the size of the holding will be disclosed to the CSSF. Such information does not replace the written notification to be submitted in the context of the acquisition of a Luxembourg Qualifying Holding or an increase thereof. Similar provisions apply to disposals or decreases in holdings.
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
Apollo Management Singapore Pte Ltd. is a private limited company incorporated in Singapore under the Companies Act and holds a Capital Markets Services license with the Monetary Authority of Singapore.

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
Apollo Management Hong Kong Limited is a limited company incorporated in Hong Kong under the Companies Ordinance and holds a Type 1: Dealing in Securities license with the Hong Kong Securities and Futures Commission.
Apollo Management Japan Limited is a limited company incorporated in Hong Kong under the Companies Ordinance and maintains Type II Financial Instruments Business and Investment Advisory and Agency Business registrations with the Kanto Local Financial Bureau under the Japan Financial Services Agency.
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
We derive revenues in part from:

•	management fees, which are based generally on the amount of capital committed or invested in our funds;

•	in connection with services relating to investments by our funds, fees earned or otherwise collected by one or more services providers affiliated with the Apollo Group;

•	performance fees, based on the performance of our funds; and

•	investment income from our investments as general partner.
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
Changes in the U.S. political environment and the potential for governmental policy changes and regulatory reform could negatively impact our business.
Governmental policy changes and regulatory reform could have a material impact on our business. Uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels have introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. New legislative, regulatory or policy changes, including by the Trump administration or future administrations, could significantly impact our business and the business of portfolio companies of funds we manage, as well as the markets in which we compete. Furthermore, the current rise of populist political movements could result in negative public sentiment toward globalization, free trade, capitalism and financial institutions, which may lead to heightened scrutiny and criticisms of our business and our investments. For example, in June 2019, certain members of Congress introduced the Stop Wall Street Looting Act of 2019, a comprehensive bill intended to fundamentally reform the private equity industry. In addition, disagreements over the federal budget have led to the shutdown of the U.S. federal government for periods of time and may recur in the future. Each federal shutdown may have a negative impact on the operations and business of certain of our funds’ portfolio companies. To the extent changes in the political environment have a negative impact on us or portfolio companies of funds we manage, or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future.
Difficult market or economic conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of the investments made by our funds or reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenue, net income and cash flow and adversely affect our financial prospects and condition.
Our businesses and the businesses of the companies in which our funds invest are materially affected by conditions in the global financial markets and economic conditions throughout the world, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, national and international political circumstances (including wars, terrorist acts or security operations), natural disasters, public health crises (such as the recent outbreak of a novel coronavirus) and other events outside of our control. Recently, markets have been affected by interest rates in the U.S., uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures, imposition of trade barriers, ongoing trade negotiations with major U.S. trading partners and changes in the U.S. tax regulations. Additionally, operating outside the United States may also expose us to increased compliance risks, as well as higher compliance costs to comply with U.S. and non-U.S. anti-corruption, anti-money laundering and sanctions laws and regulations. These factors are outside our control and may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these conditions.
Volatility in the financial markets can materially hinder the initiation of new, large-sized transactions for our private equity segment and, together with volatility in valuations of equity and debt securities, may adversely impact our operating results. If market conditions deteriorate, our businesses could be affected in different ways. In addition, volatility and general economic trends are likely to impact the performance of portfolio companies in many industries, particularly industries that are more affected by changes in consumer demand, such as the packaging, manufacturing, chemical and refining industries, as well as travel and leisure, gaming and real estate industries. The performance of our funds and our performance may be adversely affected to the extent our funds’ portfolio companies in these industries experience adverse performance or additional pressure due to downward trends. There is also a risk of both sector-specific and broad-based corrections and/or downturns in the equity and/or credit markets. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs, within a time frame sufficient to match any further decreases in net income or increases in net losses relating to changes in market and economic conditions.
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

•	lower investment returns, reducing performance fees;

•	higher interest rates, which could increase the cost of the debt capital our funds use to make investments; and

•	material reductions in the value of our fund investments, affecting our ability to realize performance fees from these investments.

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
To the extent the uncertainty in the market prompts sellers to readjust their valuations, attractive investment opportunities may present themselves. On the other hand, the reduction in the availability of debt financing and limits on interest deductibility could impact our funds’ ability to consummate transactions, particularly larger transactions. In the event that our investment pace slows, it could have an adverse impact on our ability to generate future performance fees and fully invest the capital in our funds. Our funds may also be affected by reduced opportunities to exit and realize value from their investments via a sale or merger upon a general slowdown in corporate mergers and acquisitions activity. Additionally, we may not be able to find suitable investments for the funds to effectively deploy capital and these factors could adversely affect the timing of and our ability to raise new funds.
In addition, many other economies continue to experience weakness, tighter credit conditions and a decreased availability of foreign capital. Further, there is concern that the favorability of conditions in certain markets may be dependent on continued monetary policy accommodation from central banks, especially the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the European Central Bank (“ECB”). Since the most recent recession, the Federal Reserve has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. The Federal Reserve raised its benchmark interest rate by three quarters of a percentage point in 2017 and one percentage point in 2018, while it decreased its benchmark interest rate by three quarters of a percentage point in 2019. Higher interest rates generally impact the investment management industry by making it harder to obtain financing for new investments, refinance existing investments or liquidate debt investments, which can lead to reduced investment returns and missed investment opportunities. Consequently, such increases in interest rates may have an adverse impact on our business.

Tariffs imposed by the Trump administration and potential for retaliatory actions by affected countries may create uncertainty for our funds and our investment strategies and adversely affect the profitability of our funds and us.
Tariffs imposed by the Trump administration on products imported into the U.S. and other changes in U.S. trade policy have resulted in, and may continue to trigger, retaliatory actions by affected countries. Certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. Others are considering the imposition of sanctions that will deny U.S. companies access to critical raw materials. A “trade war” of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to further increase costs, decrease margins, reduce the competitiveness of products and services offered by companies in which our funds have current or future investments and adversely affect the revenues and profitability of our funds’ portfolio companies whose businesses rely on goods imported from outside of the U.S. In addition, tariff increases may have a similar impact on suppliers and certain other customers of companies in which our funds have current or future investments, which could increase the negative impact on our operating results or future cash flows.
The withdrawal of the U.K. from the EU could have a range of adverse consequences for us, our funds and the portfolio companies of our funds.
The U.K. technically withdrew from the EU on January 31, 2020, triggering a negotiated transition period during which the U.K. remains in the EU single market and customs union and remains subject to EU laws and regulations. The transition period is scheduled to end on December 31, 2020. While the deadline can be extended by one or two years, the U.K. government has limited the flexibility for it to seek an extension and is on record as saying it will not seek an extension. During the transition period, the parties are to negotiate agreements addressing a range of aspects of the future relationship, foremost among them a free trade agreement. It remains unclear which aspects of the future relationship between the U.K. and the EU will, in fact, be agreed by the deadline, or whether certain aspects (for example, trade in goods, but not services) will be addressed and others deferred, or alternatively whether the parties will fail to reach agreement in time on fundamental trade matters, causing the U.K. to default to World Trade Organization rules.
Due to the lack of clarity on the potential outcome on a range of issues and relationships, the uncertainty that has accompanied much of the Brexit process to date continues, and that is unlikely to change during the balance of 2020, and potentially beyond that date. That uncertainty to date has resulted in volatility in the U.K. and EU financial markets; foreign exchange fluctuations of the pound sterling relative to the euro and the U.S. dollar; fluctuations in the market value of U.K. and EU assets; increased illiquidity of investments located in and/or listed in the U.K.; and lower growth rates in the U.K. and in the EU. Once there is clarity, however, the outcomes following the transition period are likely to affect, among others, trade in goods and services (including the regime that will replace the existing passporting regimes for financial and other services); immigration rules and the ability to move employees across borders; legal and regulatory regimes; and market access rules.
The impact of the uncertainty as well as the impact of various possible outcomes following the transition period are difficult to predict, and could adversely affect the operations of the portfolio companies of our funds, the availability of credit and liquidity for these businesses and the return on our funds and their investments, in each case following the transition period. It is possible, for example, that certain of our funds’ investments may need to be restructured to enable their objectives fully to be pursued (e.g., because of a loss of passporting rights for U.K. financial institutions or the failure to put equally effective arrangements in place). This may increase costs or make it more difficult for us to pursue our objectives.
The outcomes discussed above could also affect the ways in which we are able, following the transition period, to operate in the U.K. as well as from the U.K. into the remainder of the EEA (and, vice versa, in relation to any new entities we establish and license in the EEA). This may have an impact on us, including the cost of, risk to, manner of conducting or location of, our European business and our ability to hire and retain key staff in Europe. This may also impact the markets in which we operate; the funds managed or advised by us; our fund investors or our ability to raise capital from them; and ultimately the returns which may be achieved. In this regard, there can be no guarantee that plans to deal with, or mitigate adverse consequences of, various Brexit outcomes following the transition period will perfectly or efficiently replicate current arrangements available to us to date and through the end of the transition period.
We could be adversely affected by economic, political, fiscal and/or other developments in or affecting eurozone countries.
Our operating results could be affected by economic, political, fiscal and/or other developments in the eurozone. The deterioration of the sovereign debt of several eurozone countries, together with the risk of contagion to other more stable economies, exacerbated the global economic crisis, which in turn created uncertainties regarding the stability and overall standing of the EU. Economic, political, fiscal or other factors affecting one or more eurozone countries, which could be exacerbated by the withdrawal of the U.K. from the EU or pressures by other members states to leave the EU, could have an adverse effect on global financial and credit markets. These potential developments, or market perceptions concerning these and related issues, could adversely affect our businesses.
A decline in the pace of investment in our funds, an increase in the pace of sales of investments in our funds or an increase in the amount of transaction and advisory fees we share with our fund investors would result in our receiving less revenue from fees.
A variety of fees that we earn, such as transaction and advisory fees and financing-related fees, are driven in part by the pace at which our funds make investments. Many factors could cause a decline in the pace of investment, including the inability of our investment professionals to identify attractive investment opportunities, competition for such opportunities, decreased availability of capital on attractive terms and our failure to consummate identified investment opportunities because of business, regulatory or legal complexities and adverse developments in the U.S. or global economy or financial markets. Any decline in the pace at which our funds make investments would reduce our transaction and advisory fees and/or financing-related fees and could make it more difficult for us to raise capital. Likewise, during attractive selling environments, our funds may capitalize on increased opportunities to exit investments. Any increase in the pace at which our funds exit investments would reduce transaction and advisory fees. In addition, some of our fund investors have requested, and we expect to continue to receive requests from fund investors, that we share with them a larger portion, or all, of certain types of fees generated by our funds’ investments, such as management consulting fees and merger and acquisition transaction advisory service fees. To the extent we accommodate such requests, it would result in a decrease in the amount of fee revenue we could earn. For example, in Fund VIII and Fund IX we agreed that 100% of management consulting fees and merger and acquisition advisory service fees will be shared with the management fee paying investors in the fund through a management fee offset mechanism.
If two or more of our Managing Partners or certain other investment professionals leave our company, the commitment periods of certain of our funds may be terminated, and we may be in default under the governing documents of certain of our funds.
The governing agreements of certain of our funds provide that in the event certain “key persons” (such as two or more of Messrs. Black, Harris and Rowan and/or certain other of our investment professionals) fail to devote the requisite time to our businesses, the commitment period will terminate if a certain percentage in interest of the fund investors do not vote to continue the commitment period, or the commitment period may terminate for a variety of other reasons. This is true for example of Fund VIII and Fund IX. Certain of our other funds have similar provisions. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damage to us.
Messrs. Black, Harris and Rowan and other key personnel may terminate their employment with us at any time.
We are subject to increasing scrutiny from institutional investors with respect to the social impact of investments made by our funds, which may constrain capital deployment opportunities for our funds and adversely impact our ability to raise capital from such investors.
In recent years, certain institutional investors, including public pension funds, have placed increasing importance on the implications and social impact of investments made by the funds to which they commit capital, including with respect to environmental, social and governance (“ESG”) matters. Certain public pension funds have also demonstrated increased activism with respect to existing investments, including by urging asset managers to take certain actions that could adversely impact the value of an investment, or refrain from taking certain actions that could improve the value of an investment. At times, certain investors have conditioned future capital commitments on the taking or refraining from taking of such actions. Investors’ increased focus and activism related to ESG and similar matters may constrain our capital deployment opportunities. In addition, institutional investors may decide to withdraw previously committed capital from our funds (where such withdrawal is permitted) or to not commit capital to future fundraises as a result of their assessment of our approach to and consideration of the social impact of investments made by our funds. As public pension funds represent a significant portion of our funds’ investor bases, to the extent our access to capital from such investors is impaired, we may not be able to maintain or increase the size of our funds or raise sufficient capital for new funds, which may adversely impact our revenues.
In addition, ESG matters have been the subject of increased focus by certain regulators in the EU. Governmental regulators and other authorities in the EU have proposed or implemented a number of initiatives and additional rules and regulations that could adversely affect our business. For example, in December 2016, the European Commission established a “High-Level Expert Group on Sustainable Finance.” In May 2018, the European Commission adopted a package of measures relating to its “action plan on sustainable finance,” which included (i) a proposal for a regulation on the establishment of a framework to facilitate sustainable investment, (ii) a proposal for a regulation on disclosures relating to sustainable investments and sustainability risks and amending the EU pension fund directive, IORP II, to include ESG considerations into the advice provided by investment firms and (iii) a proposal for a regulation amending the benchmark regulation (to create a new category of benchmark relating to low carbon and positive carbon investments).
Additionally, the action plan contemplates establishing a “taxonomy” for sustainable activities, establishing EU labels for green financial products, introducing measures to clarify asset managers’ and institutional investors’ duties regarding sustainability in their investment decision-making processes, strengthening the transparency of companies on their ESG policies and introducing a “green supporting factor” in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. In December 2019, the European Parliament and the Council of the European Union approved the Regulation on the Establishment of a Framework to Facilitate Sustainable Investment (the “Taxonomy Regulation”). The Taxonomy Regulation sets forth a general framework for the development of an EU-wide classification system for environmentally sustainable economic activities, with certain provisions scheduled to take effect in 2021 and 2022. Although the specifics of the taxonomy for sustainable activities have yet to be agreed and published, there is a risk that a significant reorientation in the market could be adverse to our investment businesses, at least in the short term, and to our funds’ portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint.
We may not be successful in raising new funds or in raising more capital for certain of our existing funds and may face pressure on performance fees and fee arrangements of our future funds.
Our funds may not be successful in consummating their capital-raising efforts, or they may consummate them at investment levels lower than those currently anticipated. Any capital raising that our funds undertake may be on terms that are unfavorable to us or that are otherwise different from the terms that we have been able to obtain in the past. These risks could occur for reasons beyond our control, including general economic or market conditions, regulatory changes or increased competition.
Certain institutional investors have also publicly criticized certain fund fee and expense structures, including management, transaction and advisory fees. The Institutional Limited Partners Association (“ILPA”) published a set of Private Equity Principles (“Principles”), which called for enhanced “alignment of interests” between general partners and limited partners through modifications of some of the terms of fund arrangements, including proposed guidelines for fees and performance fees structures. We provided ILPA our endorsement of the Principles, representing an indication of our general support for the efforts of ILPA. Although we have no obligation to modify any of our fees with respect to our existing funds, we may experience pressure to do so.
In addition, certain institutional investors, including sovereign wealth funds and public pension funds, have demonstrated an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, specialized funds and co-investment vehicles. We also have entered into strategic partnerships with certain institutional investors whereby we manage that investor’s capital across a variety of our products on separately negotiated terms. There can be no assurance that such alternatives will be as profitable to us as traditional investment fund structures, and the impact such a trend could have on our results of operations, if widely implemented, is unclear. Moreover, certain institutional investors are demonstrating a preference to in-source their own investment professionals and to make direct investments in alternative assets without the assistance of investment advisors like us. Such institutional investors may become our competitors and could cease to be our clients. Further, certain investors have implemented or may implement restrictions against investing in certain types of asset classes such as fossil fuels, which would affect our ability to raise new funds focused on those asset classes, such as funds focused on energy or natural resources. Finally, the ability of our funds to raise capital from certain investors may also be adversely impacted as a result of countries implementing certain tax avoidance measures as part of the OECD/G20 Base Erosion and Profit Shifting (“BEPS”) project if these investors decide to invest on their own or only in funds with similarly situated investors. See “—Some of our funds invest in foreign countries and securities of issuers located outside the U.S., which may involve foreign exchange, political, social, economic and tax uncertainties and risks.”
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
Prior to the receipt of capital contributions from the fund’s investors, certain of our funds may utilize subscription lines of credit to fund investments. Since interest expense and other costs of borrowings under subscription lines of credit are an expense of the fund, the fund’s net multiple of invested capital may be reduced, as well as the amount of carried interest generated by the fund. Any material reduction in the amount of carried interest generated by a fund will adversely affect our revenues.
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
We have presented in this report the returns relating to the historical performance of our private equity, credit and real assets funds. The returns are relevant to us primarily insofar as they are indicative of performance fees we have earned in the past and may earn in the future, our reputation and our ability to raise new funds. The returns of the funds we manage are not, however, directly linked to returns on our Class A shares, Series A Preferred shares or Series B Preferred shares. Therefore, you should not conclude that any continued positive performance of the funds we manage will necessarily result in positive returns on an investment in Class A shares or Preferred shares. However, poor performance of the funds we manage will cause a decline in our revenue from such funds, and would therefore have a negative effect on our performance and the value of our Class A shares and our Preferred shares. An investment in our Class A shares or our Preferred shares is not an investment in any of the Apollo funds.
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

•
in recent years, there has been increased competition for investment opportunities resulting from, among other things, the increased amount of capital invested in private equity funds and high liquidity in debt markets;

•	our newly established funds may generate lower returns during the period that they take to deploy their capital; and

•
we expect to create new funds in the future that reflect a different asset mix, investment strategy, and/or geographic and industry exposure, as well as target returns and economic terms, compared to our current funds, and any such new funds could have different returns from our existing or previous funds.

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
A significant amount of investments held by our funds are illiquid and thus have no readily ascertainable market prices. We value these investments based on our estimate of their fair value as of the date of determination. We estimate the fair value of our funds’ investments based on third-party models, or models developed by us, which include discounted cash flow analyses and other techniques and may be based, at least in part, on independently sourced market parameters. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, the timing of and the estimated proceeds from expected financings. The actual results related to any particular investment often vary materially as a result of the inaccuracy of these estimates and assumptions.
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
In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop collecting LIBOR rates from banks after 2021. The announcement indicates that LIBOR will not continue to exist on the current basis. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. We are unable to predict the effect of any changes to LIBOR, the establishment and success of any alternative reference rates, or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the U.K. or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives or other financial instruments or extensions of credit held by or due to us or our funds. Furthermore, a significant number of our funds’ portfolio companies are borrowers of LIBOR-linked debt obligations, such as LIBOR-based credit agreements and floating rate notes, and may be negatively impacted by any changes to LIBOR and the uncertainty relating thereto. As such, LIBOR-related changes could affect our overall results of operations and financial condition.
Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus could result in additional burdens on our businesses.
Overview of Our Regulatory Environment. We are subject to extensive regulation, including periodic examinations, by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of an investment advisor from registration or memberships. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator is small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or fail to gain new investors. These requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our funds and may not necessarily be designed to protect our stockholders. Other regulations, such as those promulgated by the Committee on Foreign Investment in the United States (“CFIUS”), may impair our ability to invest our funds and/or for our funds to realize full value from our investments in certain industries. Consequently, these regulations often limit our activities.
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
Dodd-Frank Act
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

•
The Dodd-Frank Act requires many private equity and hedge fund advisers to register with the SEC under the Investment Advisers Act, to maintain extensive records and to file reports if deemed necessary for purposes of systemic risk assessment by certain governmental bodies. As described elsewhere in this report, all of the investment advisers of our funds operated in the U.S. are registered as investment advisers either directly or as a “relying advisor” with the SEC.

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
National Security Investment Clearance Regulations
Certain investments by our funds that involve a business or real estate connected with, related to, or that implicate, national security or critical infrastructure could be subject to review and approval by the U.S. Committee on Foreign Investment in the United States (“CFIUS”) and/or non-U.S. national security/investment clearance regulators. In the event that CFIUS or another regulator reviews the proposed or existing investments of any of our funds, there can be no assurances that such fund will be able to maintain, or proceed with, such investments on acceptable terms. CFIUS or another regulator may seek to impose limitations or restrictions that prevent our funds from maintaining or pursuing investments, which could adversely affect its performance with respect to such investments (if consummated).

In addition, certain of the limited partners in some of our funds are non-U.S. investors, and in the aggregate, may comprise a substantial portion of a fund’s aggregate commitments, which increases both the risk that investments may be subject to review by CFIUS, and the risk that limitations or restrictions will be imposed by CFIUS or other non-U.S. regulators on such fund’s investments. The general partner of each of our funds may take actions to avoid or mitigate restrictions that are imposed by CFIUS or another regulator, such as requiring limited partners to withdraw from a fund or restrict information delivered to limited partners. Additionally, a limited partner in our funds may not be permitted to transfer all or any part of its interest to a person which gives rise to CFIUS or national security considerations with respect to such fund or actual or potential investments. Additionally, our funds may address perceived threats to national security through mitigation measures, including contractual undertakings with the U.S. Government, board resolutions and proxy agreements. The time to negotiate any such measures or the length of the CFIUS review process could place our funds at a competitive disadvantage to U.S. purchasers not subject to CFIUS approval. Such mitigation measures could also effectively impose significant operational restrictions on our funds or their general partners and managers. Should CFIUS approval, or other regulatory approval, be a closing condition to a prospective transaction, there is a risk that such approval might not be granted and our funds will have to bear the costs and expenses relating to such unconsummated investment, in addition to the risk that disadvantageous conditions may be imposed. Similar rules or regulations may exist in non-U.S. jurisdictions.
State regulation. A number of our investing activities, such as our lending business, are also subject to regulation by various U.S. state regulators. Moreover, regulations enacted by various U.S. state regulators could impact us indirectly. For example, the State of California has enacted a law that requires California pension plans to disclose fee and expense information in relation to investments in alternative investment vehicles. This new legislation may impact our contractual arrangements with such investors and increase the costs and risks to us in maintaining relationships with such investors.
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
The AIFMD came into force on July 22, 2013. The AIFMD imposes significant regulatory requirements on fund managers operating within and/or from the EEA, including with respect to conduct of business, regulatory capital, valuations, disclosures and marketing, and rules on the structure of remuneration for certain personnel. Compliance with the AIFMD has also increased the cost and complexity of raising capital for our funds and consequently may also slow the pace of fundraising. Alternative investment funds (i) organized outside of the EEA and (ii) in which interests are marketed to investors who are registered or domiciled in the EEA are also subject to significant compliance requirements. For example, currently such funds may only be marketed in EEA jurisdictions in compliance with certain requirements under the AIFMD, for example, to register the fund for marketing in each relevant jurisdiction and to undertake periodic investor and regulatory reporting. In some countries, additional obligations are imposed: for example, in Germany, marketing of a non-EEA fund also requires the appointment of one or more depositaries (with cost implications for the fund). In order to manage and market EEA alternative investment funds more broadly for and to EEA investors, two new entities have been created: (i) AIME was incorporated by Apollo in the U.K. on March 31, 2016, and obtained authorization from the FCA on October 28, 2016 to carry out activities regulated by the FCA (including managing and marketing alternative investment funds); and (ii) AIME Lux, a Luxembourg regulated entity, was incorporated by Apollo in Luxembourg on January 2, 2019 and has received approval from the Luxembourg Commission de Surveillance du Secteur Financier ("CSSF") to carry out certain activities regulated by the CSSF (including managing and marketing alternative investment funds). AIME and AIME Lux are subject to significant regulatory requirements imposed, inter alia, by the AIFMD, including with respect to conduct of business, regulatory capital, valuations, disclosures and marketing and rules on the structure of remuneration for certain personnel. Since January 2017, certain European fund structures have been managed by AIME and marketed by AIME’s European FCA regulated affiliate, AMI, as permitted under the AIFMD. Some European funds are managed by AIME Lux and marketed by it or its regulated affiliates (to the extent permitted). The European fund structures are subject to ongoing full compliance with all the requirements of the AIFMD, which include (among other things) investor and regulatory disclosures and reporting; satisfying the competent authority of the robustness of internal arrangements with respect to risk management, in particular liquidity risks and additional operational and counterparty risks associated with short selling; the management and disclosure of conflicts of interest; the fair valuation of assets; and the security of depository/custodial arrangements. Additional requirements and restrictions apply where funds invest in an EEA portfolio company, including restrictions that may impose limits on certain investment and realization strategies, such as dividend recapitalizations and reorganizations. Such rules are imposing significant additional costs on the operation of our businesses and our funds’ investments in the EEA and limiting our operating flexibility within the relevant jurisdictions. Further changes to the AIFMD are expected, others are under negotiation, and a wider review is ongoing which may lead to further changes both under the AIFMD and potentially in other areas of EU regulation, possibly leading to increased costs and/or burdens and more limited operational flexibility within the EEA and access to EEA investors. In addition, it is not yet clear to what extent the U.K. will continue to apply the EU’s standards under the AIFMD and other related financial services legislation, both immediately post Brexit (including after the expiration of any transitional regime), and on an ongoing basis.
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
The European Parliament has adopted the Regulation on OTC Derivatives, Central Counterparties and Trade Repositories, known as “EMIR.” EMIR and the implementing rules thereunder have come into force in stages and implement requirements similar to, but not the same as, those in Title VII of the Dodd-Frank Act, in particular requiring reporting of most derivative transactions, record keeping, risk mitigation (in particular mandatory initial and variation margin requirements for uncleared OTC derivative transactions entered into by certain market participants) and centralized clearing of certain OTC derivative transactions entered into by certain market participants. Under the amended EMIR rules that came into effect in June 2019, EMIR impacts (i) Apollo’s European funds and funds managed by Apollo’s AIFMs, and (ii) Apollo’s non-European funds indirectly as a result of EMIR’s impact on many of the Apollo funds’ counterparties to OTC derivatives. Compliance with the relevant requirements is likely to continue to increase the burdens and costs of doing business.
Regulation (EU) 2017/2402 of the European Parliament and of the Council of 12 December 2017 (the “EU Securitization Regulation”) is a new framework for European securitizations which came into effect January 1, 2019. The EU Securitization Regulation established requirements for, among other things, due diligence, risk retention and disclosure regarding certain of our European investments, subsidiaries and CLOs. There is a risk that a non-EU alternative investment fund manager (a fund’s “non-EU AIFM”), such as the Company, that markets an alternative investment fund in the EU which invests in securitization positions could be caught within scope of certain requirements under the EU Securitization Regulation when investing in such positions. To the extent a non-EU AIFM is within the scope of the EU Securitization Regulation it could only hold a securitization exposure where the originator, sponsor or original lender retains 5% of the securitization. There are certain other requirements with which the non-EU AIFM would also need to comply.
The U.K. has implemented transparency legislation that requires many large businesses to publish their U.K. tax strategies on their websites before the end of each financial year. Apollo’s U.K. business is required to comply with these rules. As part of the requirement, organizations must publish information on tax risk management and governance, tax planning, tax risk appetite and their approach to HMRC. Apollo’s refreshed “tax strategy” is published on our website. During the course of 2017, the U.K. implemented a new corporate criminal offense for the failure to prevent the facilitation of tax evasion. The scope of the law and guidance is extremely wide and covers tax evasion committed both in the U.K. and abroad and so could have a global impact for Apollo’s businesses. Criminal liability can be mitigated where a relevant business has proportionate policies and procedures in place to manage the risk. These changes illustrate an evolving approach from HMRC and bring tax matters further into the public domain. As such, tax matters may now be seen to pose a greater reputational risk to the business.
The EU Council Directive 2018/822 (“DAC 6”) requires mandatory automatic exchange of information in the field of taxation in relation to reportable cross-border arrangements. As of July 1, 2020, taxpayers and their advisers may be required to disclose information to tax authorities when arrangements bearing specific hallmarks involve one or more EU member states. Certain cross-border arrangements put into place beginning June 25, 2018 will be reportable to relevant taxing authorities beginning August 31, 2020. A number of EU member states including the U.K. have issued draft DAC6 legislation, while some have already implemented it into law. DAC 6 may expose Apollo’s investment activities to increased scrutiny from European tax authorities as a result of the breadth of the disclosure requirements, and Apollo and its advisers will be required to allocate an increased amount of time and resources in order to comply with DAC6.

A new EU Regulation on the prudential requirements of investment firms (Regulation (EU) 2019/2033) and its accompanying Directive (Directive (EU) 2019/2034) (together, “IFR/IFD”) have now been finalized and are expected to take effect on June 26, 2021. IFR/IFD will introduce a bespoke prudential regime for most MiFID investment firms to replace the one that currently applies under the fourth Capital Requirements Directive (“CRD IV”) and the Capital Requirements Regulation (“CRR”). IFR/IFD represents a complete overhaul of “prudential” regulation in the EU. It is also expected to apply in the U.K. post Brexit and after the expiration of any connected transitional regime. There is a risk that the new regime will result in higher regulatory capital requirements for affected firms and new, more onerous remuneration rules, as well as re-cut and extended internal governance, disclosure, reporting, liquidity, and group “prudential” consolidation requirements (among other things), each of which could have a material impact on Apollo’s European operations.

Additional laws and regulations will come into force in the EU in coming years. In addition, pan-EU and European national regulators may also issue extra-statutory guidance and/or thematic work which could indicate new forthcoming rules, or changes to existing rules, impacting the markets in which Apollo operates. These are expected to (or in the case of new guidance, could) have an impact on Apollo including the costs of, risk to and manner of conducting its business; the markets in which Apollo operates; the assets managed or advised by Apollo; Apollo’s ability to raise capital from investors; and ultimately there may be an impact on the returns which can be achieved. Examples include proposals for rules requiring MiFID firms and AIFMs to take into account sustainability and environmental, social and governance factors in their organizational, risk and governance arrangements, and to make certain public disclosures in relation to their approach to those factors; requirements relating to securities financing transactions (including recently finalized reporting requirements which are due to apply from the second quarter of 2020); further changes to or reviews of the extent and interpretation of pay regulation, including under IFR/IFD (which may have an impact on the retention and recruitment of key personnel); proposals for enhanced regulation of loan origination, servicing of credit agreements and the secondary loan markets; and significant focus on entities considered to be “shadow banks.” In the U.K., there have been additional changes to the rules concerning the approval of certain Apollo U.K. professionals to work in the regulated financial services sector. Complying with these new rules may create additional compliance burden and cost for Apollo. Regulations affecting specific investor types, such as insurance companies, may impact their businesses; their ability to invest and the assets in which they are permitted to invest; and the requirements which their investments place on us, such as extensive disclosure and reporting obligations. The regulation of some institutions has an effect on their ability and willingness to extend credit and the costs of credit. This has, and is likely to continue to have, an impact on the price and availability of credit. Changes to the regulation of benchmarks, including the replacement of LIBOR, may affect the way in which relevant benchmarks are calculated, with commercial and documentary implications for both pre-existing and new arrangements, including on the stability of the benchmark and returns.
Recent changes to regulations regarding derivatives and commodity interest transactions could adversely impact various aspects of our business. Derivatives rules and regulations promulgated under the Dodd-Frank Act have become effective over time and comprehensively regulate the “over the counter” (“OTC”) derivatives markets. The Dodd-Frank Act and the regulations promulgated thereunder require mandatory clearing and execution on a swap execution facility of certain swaps and derivative transactions (including formerly unregulated OTC derivatives). The CFTC currently requires that certain interest rate and credit default index swaps be centrally cleared and executed through a swap execution facility. Additional standardized swap contracts are expected to be subject to the clearing and execution requirements in the future. OTC derivatives submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as margin requirements imposed by the clearing brokers. For swaps that are cleared through a clearinghouse, transactions are subject to the rules of the clearinghouse and the funds are exposed to clearinghouse performance and credit risks. Clearinghouse collateral requirements may differ from and be greater than the collateral terms negotiated with derivatives counterparties in the OTC market. Such increased collateral requirements may increase a fund’s cost in entering into certain products and impact its ability to pursue certain investment strategies. Moreover, OTC derivative dealers are also required to post margin to the clearinghouses through which their customers’ trades are cleared, instead of using such margin in their operations. This will increase the OTC derivative dealers’ costs and such increased costs are expected to be passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and possibly new or increased fees. In addition, our derivatives and commodity interest transactions may be subject to similar laws and regulations imposed by non-U.S. jurisdictions and regulators, which may further increase such costs.
OTC trades not cleared through a registered clearinghouse may not be subject to the protections afforded to participants in cleared swaps (for example, centralized counterparty, customer asset segregation and clearinghouse-imposed margin requirements). The CFTC and various prudential regulators have promulgated final rules on margin requirements for uncleared swaps that recently went into effect. The final rules generally require banks and dealers, subject to thresholds and certain limited exemptions, to collect and post margin in respect of uncleared swaps. With financial counterparties, variation margin requirements for uncleared swaps became effective in 2017, and initial margin requirements for uncleared swaps are expected to phase in through 2021, depending on the aggregate notional amount of over-the-counter swaps traded by a fund. These newly adopted rules on margin requirements for uncleared swaps could adversely affect our businesses, including our ability to enter into such swaps or our available liquidity. Although the Dodd-Frank Act includes limited exemptions from the clearing and margin requirements for so-called “end-users,” our funds and portfolio companies may not be able to rely on such exemptions.
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
Position limits imposed by various regulators, self-regulatory organizations or trading facilities on derivatives may also limit our ability to effect desired trades. Position limits represent the maximum amounts of net long or net short positions that any one person or entity may own or control in a particular financial instrument. For example, the CFTC, on January 20, 2020, voted to re-propose rules that would establish specific limits on speculative positions in 25 physical commodity futures contracts, futures and options directly or indirectly linked to such contracts as well as economically equivalent swaps. In addition, the Dodd-Frank Act requires the SEC to set position limits on security-based swaps. If such proposed rules are adopted, we may be required to aggregate the positions of our various investment funds and the positions of our funds’ portfolio companies. It is possible that trading decisions may have to be modified and that positions held may have to be liquidated in order to avoid exceeding such limits. Such modification or liquidation, if required, could adversely affect our operations and profitability.
The Federal Reserve, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency have issued resolution stay regulations, which came into effect in 2019 and impose requirements on certain financial contracts of global systemically important banking organizations (“G-SIBs”) to expressly recognize limits (such as temporary suspension and transfer) on the exercise of default remedies by their trading counterparties in the event such G-SIB enters into insolvency proceedings. Regulators in other G20 jurisdictions have implemented, or are in the process of implementing, similar rules regarding the recognition of the application of temporary stay or overrides of certain termination rights under the relevant home-country special resolution regime. These regulations aim to achieve the same policy goal of an orderly resolution of systemically important financial institutions in the event of insolvency. The application of such regulations could adversely impact the exercise of the funds’ contractual rights in the event of an insolvency of a G-SIB trading counterparty.
Risk retention rules could adversely affect our CLO business. “Risk retention” rules promulgated by U.S. federal regulators under the Dodd-Frank Act require a “securitizer” or “sponsor” of a collateralized loan obligation (“CLO”), to retain at least 5% of the credit risk of the securitized assets, either directly or through a majority-owned affiliate (the “U.S. Risk Retention Rules”). The EU has in place similar 5% risk retention rules (the “EU Risk Retention Rules”, and together with the U.S. Risk Retention Rules, the “Risk Retention Rules”) that apply to certain EU investors such as credit institutions (including banks), investment firms, authorized investment fund managers and insurance and reorganization undertakings. In instances in which any such entities subject to the EU Risk Retention Rules invest in a CLO (as a noteholder or otherwise), such investors must ensure that the CLO satisfies the EU Risk Retention Rules. In connection with the Risk Retention Rules, we established Redding Ridge, which manages CLOs and retains the required risk retention interests.
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
The DC Circuit Court Decision discussed above would not apply with respect to any “balance sheet CLOs” (such as middle market CLOs) undertaken by us or Redding Ridge which would remain subject to the requirements of the U.S. Risk Retention Rules. In addition, the DC Circuit Court Decision would have no applicability with respect to compliance with the EU Risk Retention rules, which continue to remain in effect. Thus, to the extent that we or Redding Ridge were managing a U.S. CLO that was structured to comply with the EU Risk Retention rules (which is done to expand the potential universe of investors for such U.S. CLO) or a European CLO, then we or Redding Ridge, as applicable, would continue to have to comply with the EU Risk Retention rules. Finally, the DC Circuit Court decision would not impact any letter or other contractual agreements (“Risk Retention Undertakings”) that we or Redding Ridge may have or will in the future enter into with investors or other third parties designed to ensure such CLOs comply with the Risk Retention Rules. Depending on the terms of such Risk Retention Undertakings, there may be an ongoing obligation to continue to comply with the U.S. Risk Retention Rules for some period, which if breached could result in claims by investors or third parties.
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
Regulatory environment of our funds and portfolio companies of our funds. The regulatory environment in which our funds and portfolio companies of our funds operate may affect our businesses. Certain laws, such as environmental laws, insurance regulations, gaming laws, takeover laws, anti-bribery and other anti-corruption laws, sanctions laws, escheat or abandoned property laws, and CFIUS and antitrust laws, may impose requirements on us, our funds and portfolio companies of our funds. For example, certain of our funds or vehicles may invest in the manufacturing sector, natural resources industry or own real assets where environmental laws, regulations and regulatory initiatives and various zoning laws can play a significant role and can have a substantial effect on investments in the industry. Such investments or assets may increase our exposure to regulatory compliance expense and risk of liability under environmental laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages. In addition, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of acquisition. Even in cases where our funds are indemnified by a seller against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller or its insurers to satisfy such indemnities or our ability to achieve enforcement of such indemnities. Additionally, changes in antitrust laws or the enforcement of antitrust laws could affect the level of mergers and acquisitions activity, and changes in state laws may limit investment activities of state pension plans. For additional examples, see “—Insurance regulation” and “—U.S. and foreign anti-corruption, sanctions and export control laws applicable to us and our funds and portfolio companies create the potential for significant liabilities and penalties and reputational harm.” See “Item 1. Business—Regulatory and Compliance Matters” for a further discussion of the regulatory environment in which we conduct our businesses.
Certain of the funds and accounts we manage or advise as well as certain of our funds’ portfolio companies that engage in originating, lending and/or servicing loans may be subject to state and federal regulation, borrower disclosure requirements, limits on fees and interest rates on some loans, state lender licensing requirements and other regulatory requirements in the conduct of their business. These funds and accounts may also be subject to consumer disclosures and substantive requirements on consumer loan terms and other federal regulatory requirements applicable to consumer lending that are administered by the Consumer Financial Protection Bureau. These state and federal regulatory programs are designed to protect borrowers. For example, subsidiaries of our funds’ portfolio companies include consumer finance companies operating in the U.S. The consumer finance business is subject to federal and state laws, and failure to comply with applicable laws and regulations could result in regulatory actions, including substantial fines or penalties, lawsuits and damage to our reputation. In addition, certain of the states in which such entities are licensed to originate loans have laws or regulations which require regulatory approval for the acquisition of “control” of regulated entities. Therefore, any person acquiring directly or indirectly 10% or more of a licensed entity’s common stock may need the prior approval of licensing regulators, or a determination from such regulators that “control” has not been acquired, which could significantly delay or otherwise impede our ability to complete a transaction.
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
We are deemed by the FCC to control certain radio and television broadcast stations that are owned by a company in which one of our funds has a majority investment. As a result, we are subject to FCC ownership restrictions that could limit our ability and the ability of our funds to make investments in other radio or television broadcast stations or in daily newspapers in some U.S. markets. We are also subject to FCC restrictions on the ownership of our stock by non-U.S. persons or entities. We must report to the FCC if we or any of our officers or directors or controlling stockholders are convicted of a felony or of violating certain laws.
Our funds along with their affiliates may obtain a controlling interest (e.g., 80% or more voting control) in certain portfolio companies which may impose risks of liability to such funds under ERISA for a portfolio company’s underfunded pension plans, including withdrawal liability under any multiemployer plans in which such portfolio company contributes or previously contributed. Such liabilities might arise if any fund (or its general partner or management company, on behalf of such fund) were deemed to be engaged in a “trade or business” under ERISA. The determination of whether an investment fund is engaged in a trade or business under ERISA is uncertain and could depend upon which U.S. Federal Circuit has jurisdiction over the matter. At least one Circuit Court has held that an investment fund was in a “trade or business” for this purpose. Activities that may indicate the existence of a trade or business rather than a passive investment include, but are not limited to, involvement in the management of a portfolio company’s operations, exercising authority with respect to the hiring, termination and compensation of such portfolio company’s employees and agents and receiving fees or other compensation that offset the management fee for services provided to such portfolio company by the relevant fund manager or its affiliates. If any of our funds (along with its affiliates) were treated as engaged in a trade or business for purposes of ERISA and own together with related funds, 80% or more voting control of a portfolio company, then that fund (and certain affiliates of such fund in the same ERISA controlled group (e.g., other controlled portfolio companies)) could be jointly and severally liable to satisfy the liabilities of a specific portfolio company to an ERISA pension plan (i.e., one of our funds might suffer a loss that is greater than its actual investment in a specific portfolio company to the extent that such portfolio company becomes insolvent and is unable to satisfy its own obligations). It should be noted that the test as to whether a fund is engaged in a trade or business for purposes of ERISA may not necessarily be the same as the test that would be used for U.S. federal income tax purposes. It also should be noted that a recent Circuit Court decision held that two related private equity funds did not create an implied partnership-in-fact constituting a controlled group, and therefore, the funds could not be held liable for the multiemployer pension plan withdrawal liability of a portfolio company that was 100% owned by two private equity funds. In this case, one private equity fund owned 70%, and the other private equity fund owned 30%, of the portfolio company. Because the Circuit Court found that the two entities were not structured in a way that indicated a shared purpose as a partnership, their ownership of the portfolio company was not aggregated in determining whether the funds were in the same controlled group as the portfolio company. This holding is specific to the facts of this case and may not apply to other affiliated funds.
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
Regulatory environment for control persons. We could become jointly and severally liable for all or part of fines imposed on portfolio companies of our funds or be fined directly for violations committed by portfolio companies, and such fines imposed directly on us could be greater than those imposed on the portfolio company. The fact that we or one of our funds exercises control or exerts influence (or merely has the ability to exercise control or exert influence) over a company may impose risks of liability (including under various theories of parental liability and piercing the corporate veil doctrines) to us and our funds for, among other things, environmental damage, product defects, employee benefits (including pension and other fringe benefits), failure to supervise management, violation of laws and governmental regulations (including securities laws, anti-trust laws, employment laws, and anti-bribery and other anti-corruption laws) and other types of liability for which the limited liability characteristic of business ownership and the relevant fund itself (and the limited liability structures that may be utilized by such fund in connection with its ownership of its portfolio companies or otherwise) may be ignored or pierced, as if such limited liability characteristics or structures did not exist for purposes of the application of such laws, rules regulations and court decisions. Under certain circumstances, we could also be held liable under federal securities or state common law for statements made by or on behalf of portfolio companies of our funds. These risks of liability may arise pursuant to U.S. and non-U.S. laws, rules, regulations, court decisions or otherwise (including the laws, rules, regulations and court decisions that apply in jurisdictions in which our funds’ portfolio companies or their subsidiaries are organized, headquartered or conduct business). Such liabilities may also arise to the extent that any such laws, rules, regulations or court decisions are interpreted or applied in a manner that imposes liability on all persons that stand to economically benefit (directly or indirectly) from ownership of portfolio companies, even if such persons do not exercise control or otherwise exert influence over such portfolio companies (e.g., limited partners). Lawmakers, regulators and plaintiffs have recently made (and may continue to make) claims along the lines of the foregoing, some of which have been successful. If these liabilities were to arise with respect to any of our funds or portfolio companies of our funds, the fund or portfolio company might suffer significant losses and incur significant liabilities and obligations that may, in turn, affect our results of operations. The possession or exercise of control or influence over a portfolio company could expose our assets and those of our relevant fund, its partners, general partner, management company and their respective affiliates to claims by such portfolio company, its security holders and its creditors and regulatory authorities or other bodies. While we intend to manage our operations to minimize exposure to these risks, the possibility of successful claims cannot be precluded, nor can there be any assurance to whether such laws, rules, regulations and court decisions will be expanded or otherwise applied in a manner that is adverse to us. Moreover, it is possible that, when evaluating a potential portfolio investment, we, as manager of our funds, funds may choose not to pursue or consummate such portfolio investment, if any of the foregoing risks may create liabilities or other obligations for us, any of our funds or any of their respective affiliates.
Insurance regulation. State insurance departments in the U.S. have broad administrative powers over the insurance business of our U.S. insurance company affiliates, including insurance company licensing and examination, agent licensing, establishment of reserve requirements and solvency standards, premium rate regulation, admissibility of assets, policy form approval, unfair trade and claims practices, marketing practices, advertising, maintaining policyholder privacy, payment of dividends and distributions to stockholders, investments, review and/or approval of transactions with affiliates, reinsurance, acquisitions, mergers and other matters. State regulators regularly review and update these and other requirements.

We are subject to insurance holding company system laws and regulations in the states of domicile of certain insurance companies for which we are (or, with respect to certain pending transactions, will be) deemed to be a control person for purposes of such laws. Specifically, under state insurance laws, we are deemed to be the ultimate parent of (i) Athene Holding’s insurance company subsidiaries, which are domiciled in Delaware, Iowa and New York, (ii) Catalina’s insurance company subsidiaries, which are domiciled in California, Colorado, Connecticut, the District of Columbia and New York, (iii) OneMain’s insurance company subsidiaries, which are domiciled in Texas, (iv) Venerable’s insurance subsidiary, which is domiciled in Iowa, (v) LifePoint’s health maintenance organization subsidiary, which is domiciled in Michigan and (vi) Aspen’s insurance company subsidiaries domiciled in North Dakota and Texas for purposes of such laws. Each of California, Colorado, Connecticut, Delaware, the District of Columbia, Iowa, Michigan, New York, North Dakota and Texas is a “Domiciliary State”.
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
Internationally, in November 2019, the IAIS adopted a framework for the “group wide” supervision of internationally active insurance groups, including the development of a risk-based global insurance capital standard. The ICS will be implemented in the following two phases: in the first phase, which will last for five years and which is referred to as the “monitoring period,” the ICS will be used for confidential reporting to group-wide supervisors and discussion in supervisory colleges, and the ICS will not be used as a prescribed capital requirement. After the monitoring period, the ICS will be implemented as a group-wide prescribed capital standard. In addition, in the U.S., the NAIC and the Federal Reserve Board are developing a group capital calculation tool using a risk-based capital aggregation method for all entities within the insurance holding company, including non-U.S. entities. The goal is to provide U.S. regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all groups regardless of structure. The NAIC has stated that the group capital calculation will be a regulatory tool and will not constitute a requirement or standard. The NAIC expects to adopt the final group capital calculation tool in 2020. In the U.S., the NAIC has promulgated additional amendments to its insurance holding company system model law that address “group wide” supervision of internationally active insurance groups. To date, each of the Domiciliary States (except for New York) has adopted a form of these provisions. The NAIC has made these amendments to the insurance holding company system model law a part of its accreditation standards for state solvency regulation which began on January 1, 2020. This is likely to motivate the remaining Domiciliary States to adopt the amendments. We cannot predict with any degree of certainty the additional capital requirements, compliance costs or other burdens these requirements may impose on us and our insurance company affiliates.
The Dodd-Frank Act established the FIO within the U.S. Department of the Treasury headed by a Director appointed by the Treasury Secretary. While currently not having a general supervisory or regulatory authority over the business of insurance, the Director of the FIO performs various functions with respect to insurance, including serving as a non-voting member of the FSOC and making recommendations to the FSOC regarding non-bank financial companies to be designated as SIFIs. The Director of the FIO has also submitted reports to the U.S. Congress on (i) modernization of U.S. insurance regulation (provided in December 2013) and (ii) the U.S. and global reinsurance market (provided in November 2013 and January 2015, respectively). Such reports could ultimately lead to changes in the regulation of insurers and reinsurers in the U.S.
In addition, the Dodd-Frank Act authorized the Treasury Secretary and the Office of the U.S. Trade Representative to negotiate covered agreements. A covered agreement is an agreement between the U.S. and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. Pursuant to this authority, in September 2017, the U.S. and the EU signed the EU Covered Agreement and the U.S. released the Policy Statement providing the U.S.’s interpretation of certain provisions in the EU Covered Agreement. The Policy Statement provides that the U.S. expects that the group capital calculation, which is currently being developed by the NAIC, will satisfy the EU Covered Agreement’s group capital assessment requirement. In addition, on December 18, 2018, the U.K. Covered Agreement was signed in anticipation of the U.K.’s exit from the EU. U.S. state regulators have until September 22, 2022 to adopt reinsurance reforms removing reinsurance collateral requirements for EU and U.K. reinsurers that meet the prescribed minimum conditions set forth in the EU Covered Agreement and U.K. Covered Agreement or else state laws imposing such reinsurance collateral requirements may be subject to federal preemption. The NAIC adopted revisions to the Credit for Reinsurance Model Law and Regulation that would, if adopted into law by state regulators, implement the reinsurance collateral provisions of the EU Covered Agreement and the U.K. Covered Agreement. The reinsurance collateral provisions of the EU Covered Agreement or the U.K. Covered Agreement may increase competition, in particular with respect to pricing for reinsurance transactions, by lowering the cost at which competitors of the reinsurance subsidiaries of our insurance company affiliates, such as Athene Holding’s direct, wholly owned subsidiary ALRe, are able to provide reinsurance to U.S. insurers.
As the ultimate parent of the general partner or manager of certain shareholders of Athene Holding, we are subject to certain insurance laws and regulations in Bermuda, where Apollo is considered a “shareholder controller” of (a) ALRe, a Bermuda Class E insurance company and a wholly owned subsidiary of Athene Holding, a company listed on the NYSE as well as its direct and indirect Bermuda domiciled insurance and reinsurance subsidiaries, (b) ALREI, a Bermuda Class C insurer and wholly-owned subsidiary of Athene Holding, (c) Athora Life Re, a Bermuda Class E insurance company and a wholly owned subsidiary of Athora Holding Ltd., a Bermuda private company, (d) Catalina General, a Bermuda Class 3A and Class C insurer and a wholly owned subsidiary of Catalina Holding (Bermuda) Ltd., and (e) Aspen Bermuda, a Class 4 insurer and a wholly-owned subsidiary of Aspen. Each of ALRe, ALREI, Athora Life Re, Catalina General and Aspen Bermuda is subject to regulation and supervision by the BMA and compliance with all applicable Bermuda law and Bermuda insurance statutes and regulations, including but not limited to the Bermuda Insurance Act. Under the Bermuda Insurance Act, the BMA maintains supervision over the “controllers” of all registered insurers in Bermuda. For these purposes, a “controller” includes a shareholder controller (as defined in the Bermuda Insurance Act). The Bermuda Insurance Act imposes certain notice requirements upon any person that has become, or as a result of a disposition ceased to be, a shareholder controller, and failure to comply with such requirements is punishable by a fine or imprisonment or both. In addition, the BMA may file a notice of objection to any person or entity who has become a controller of any description where it appears that such person or entity is not, or is no longer, fit and proper to be a controller of the registered insurer, and such person or entity can be subject to fines or imprisonment or both. These laws may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of controllers of Bermuda insurers.
In addition, for purposes of insurance laws Apollo is considered to be the parent and/or indirect qualifying shareholder of certain European insurance companies domiciled in Belgium, Germany, Ireland, Italy, Switzerland and the U.K. See “Item 1. Business—Regulatory and Compliance Matters.” These laws and regulations may discourage potential acquisition offers and may delay, deter or prevent the acquisition of qualifying holdings as these affect insurance undertakings in such countries.
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
The regulatory and legal requirements that apply to our activities are subject to change from time to time and may become more restrictive, which may impose additional expenses on us, make compliance with applicable requirements more difficult, require attention of senior management, or otherwise restrict our ability to conduct our business activities in the manner in which they are now conducted. They also may result in fines or other sanctions if we or any of our funds are deemed to have violated any laws or regulations. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules. Changes in applicable regulatory and legal requirements, including changes in their enforcement, could materially and adversely affect our businesses and our financial condition and results of operations.
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
We are subject to a number of laws and regulations governing payments and contributions to public officials or other parties, including restrictions imposed by the U.S. Foreign Corrupt Practices Act (“FCPA”), as well as economic sanctions and export control laws administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign public officials and political parties, and requires public companies in the U.S. to keep books and records that accurately and fairly reflect their transactions. The U.S. Department of Commerce and the U.S. Department of State administer and enforce various sanctions and export control laws and regulations, and OFAC administers and enforces economic sanctions based on U.S. foreign policy and national security goals against targeted countries, territories, regimes, entities, organizations and individuals. These laws and regulations relate to a number of aspects of our businesses, including servicing existing fund investors, finding new fund investors, and sourcing new investments, as well as activities by the portfolio companies of our funds. In recent years, the U.S. government has devoted greater resources to enforcement of the FCPA and sanctions and export control laws. A number of other countries have also expanded significantly their enforcement activities, especially in the anti-corruption area. While we have developed and implemented policies and procedures designed to ensure compliance by us and our personnel with the FCPA and other applicable anti-bribery laws, as well as with sanctions and export control laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated these laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and/or financial position.
In addition, we may also be adversely affected if there is misconduct by personnel of portfolio companies in which our funds invest. For example, failures by personnel at our funds’ portfolio companies to comply with anti-bribery, sanctions or export control requirements could create liability for us, cause significant reputational and business harm to us and negatively affect the valuations of a fund’s investments.
The SEC, the Financial Industry Regulatory Authority (“FINRA”), as well as certain U.S. states, localities, and public instrumentalities, have adopted “pay-to-play” laws, rules, regulations and/or policies which restrict the political activities of investment managers that seek investment from or manage funds on behalf of state and local government entities. Such restrictions can include limits on the ability of the managers covered investment advisors, certain covered employees of the advisor or covered political action committees controlled by the advisor or its employees to make political contributions to or fundraise for certain state and local candidates, officials, and political organizations, as well as obligations to make regular disclosures about such political activities to federal, state, or local regulators. In addition, many pay-to-play regimes (including the SEC pay-to-play rule for investment advisors) impute the personal political activities of certain executives and employees, and in some instances their spouses and family members, to the covered advisor for purposes of potential pay-to-play liability. Violation of pay-to-play laws can lead to the loss of management fees, rescission of current commitments to our funds, and a loss of future investment opportunities, and issues involving pay-to-play violations and alleged pay-to-play violations often receive substantial media coverage. Any failure on our part or a party acting on our behalf to comply with applicable pay-to-play laws, regulations or policies could expose us to significant penalties and reputational damage, and could have a material adverse impact on us.
The Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRA”) expanded the scope of U.S. sanctions against Iran. Notably, ITRA generally prohibits foreign entities that are majority owned or controlled by U.S. persons from engaging in transactions with Iran. In addition, Section 219 of ITRA amended the Exchange Act to require public reporting companies to disclose in their annual or quarterly reports certain dealings or transactions the company or its affiliates engaged in during the previous reporting period involving Iran or individuals or entities targeted by certain OFAC sanctions. ITRA may require companies to disclose these types of transactions even if they were permissible under U.S. law or were conducted outside of the U.S. by a non-U.S. entity. Companies that have been considered our affiliates at the time have publicly filed and/or provided to us the disclosures reproduced in certain of the Company’s periodic reports filed with the SEC in 2013 and 2014. We are required to separately file, concurrently with our annual and quarterly reports that contain such a disclosure, a notice that such activities have been disclosed in our report. The SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. Disclosure of such activity, even if such activity is not subject to penalties or sanctions under applicable law, could harm our reputation and have a negative impact on our business.
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
The timing of performance fees generated by our funds is uncertain and will contribute to the volatility of our results. Performance fees depends on our funds’ performance. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value or other proceeds of an investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before any profits can be realized in cash or other proceeds. We cannot predict when, or if, any realization of investments will occur. Generally, with respect to our private equity funds, although we recognize performance fees on an accrual basis, we receive private equity performance fees payments only upon disposition of an investment by the relevant fund, which contributes to the volatility of our cash flow. If our funds were to have a realization event in a particular quarter or year, it may have a significant impact on our results for that particular quarter or year that may not be replicated in subsequent periods. We recognize revenue on investments in our funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds, and a decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our revenue, which could further increase the volatility of our results. With respect to a number of our credit funds, our performance fees are generally paid annually, semi-annually or quarterly, and the varying frequency of these payments will contribute to the volatility of our revenues and cash flow. Furthermore, we earn these performance fees only if the net asset value of a fund has increased or, in the case of certain funds, increased beyond a particular threshold. The general partners of certain of our credit funds accrue certain performance fees when the fair value of investments exceeds the cost basis of the individual investor’s investments in the fund, including any allocable share of expenses incurred in connection with such investment, which is referred to as a “high water mark.” The general partners for the remainder of our credit funds generally defer such performance fees until the fees are crystallized or are no longer subject to clawback or reversal. For certain performance fee arrangements, high water marks are applied on an individual investor basis. If the high water mark for a particular investor is not surpassed, we would not earn such performance fees with respect to such investor during a particular period even though such investor had positive returns in such period as a result of losses in prior periods. If such an investor experiences losses, we will not be able to earn such performance fees from such investor until it surpasses the previous high water mark. Such performance fees we earn are therefore dependent on the net asset value of investors’ investments in the fund, which could lead to significant volatility in our results.
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

These and other factors could reduce our earnings and revenues and have a material adverse effect on our businesses. In addition, if we are forced to compete with other alternative investment managers on the basis of price, we may not be able to maintain our current management fee and performance fees structures. We have historically competed primarily on the performance of our funds, and not on the level of our management fees or performance fees relative to those of our competitors. However, there is a risk that management fees and performance fees in the alternative investment management industry will decline, without regard to the historical performance of a manager. Fee or performance fee reductions on existing or future funds, without corresponding decreases in our cost structure, would adversely affect our revenues and profitability.

Our ability to retain our investment professionals is critical to our success and our ability to grow depends on our ability to attract and retain key personnel.
Our success depends on our ability to retain our investment professionals and recruit additional qualified personnel. We anticipate that it will be necessary for us to add investment professionals as we pursue our growth strategy. However, we may not succeed in recruiting additional personnel or retaining current personnel, as the market for qualified investment professionals is extremely competitive. Our investment professionals possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities, and in certain cases have key relationships with our fund investors. Therefore, if our investment professionals join competitors or form competing companies it could result in the loss of significant investment opportunities and certain existing fund investors. Additionally, recent changes in law in the U.S. and U.K. have increased the tax rate on various income streams used to compensate investment professionals. More specifically, in December 2017, President Trump signed into law Public Law Number 115-97, formerly known as the Tax Cuts and Jobs Act (the “TCJA”). The TCJA changed the holding period requirement for investment professionals to receive long-term capital gain treatment on performance fees for taxable years beginning after December 31, 2017. Beginning in 2018, performance fees attributable to gains with respect to assets held for three years or less are treated as short-term capital gains and taxed at ordinary income rates. There remains uncertainty as to whether these rules may be further modified in the future to be even broader in scope. States and other jurisdictions in the past have also considered legislation to increase taxes with respect to performance fees. In 2019, Governor Cuomo, as a response to certain aspects of the TCJA, proposed legislation to reform the treatment of incentive income in New York to tax such income at higher rates. Additional details of Governor Cuomo’s proposal remain unclear, and it is uncertain when or whether such legislation would be enacted. Legislation similar to Governor Cuomo’s proposal in New York has been considered in California and Connecticut (and passed in New Jersey although it is not currently effective), where a significant portion of our employees reside and could impact our ability to recruit investment professionals. In addition, the U.K. implemented legislation effective from April 2015 that changed the scope and tax rate for performance fees, particularly for individuals who have immigrated to the U.K., so called “non-domiciled individuals.” Further, from 2016, legislation that taxes carried interest returns as deemed trading income has come into force affecting certain UK based staff who have an interest in funds that have a weighted average holding period of fewer than 40 months. Because a portion of certain investment professionals’ compensation arises from equity interests in our businesses or a right to receive performance fees, the potentially less favorable tax treatment of performance fees in the U.S. or the U.K. could adversely affect our ability to recruit, retain and motivate our current and future investment professionals or require us to alter our approach to compensating investment professionals. Fluctuations in the distributions to investment professionals generated from performance fees could also impair our ability to attract and retain qualified personnel.
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
Amounts earned by our employees who participate in performance fees will vary year-to-year depending on our overall realized performance. As a result, there may be periods when the executive committee of our board of directors determines that allocations of realized performance fees are not sufficient to compensate individuals, which may result in an increase in salary, bonus and benefits, the modification of existing programs or the use of new remuneration programs, which may increase our overall compensation costs. Reductions in performance fee revenues could also make it harder to retain employees and cause employees to seek other employment opportunities.
The loss of even a small number of our investment professionals could jeopardize the performance of our funds, which would have a material adverse effect on our results of operations. Efforts to retain or attract investment professionals and other personnel may result in significant additional expenses, which could adversely affect our profitability.
We strive to maintain a work environment that promotes our culture of collaboration, motivation and alignment of interests with our fund investors and stockholders. If we do not continue to develop and implement effective processes and tools to manage growth and reinforce this vision, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively affect our businesses, financial condition and results of operations.

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
We also may not be successful in identifying new investment strategies or geographic markets that increase our profitability, or in identifying and acquiring new businesses that increase our profitability. Because we have not yet identified these potential new investment strategies, geographic markets or businesses, we cannot identify for you all the risks we may face and the potential adverse consequences on us and your investment that may result from our attempted expansion. We also do not know how long it may take for us to expand, if we do so at all. We have also entered into strategic partnerships, separately managed accounts and sub-advisory arrangements, which lack the scale of our traditional funds and are more costly to administer. The prevalence of these accounts may also present conflicts and introduce complexity in the deployment of capital. The executive committee of our board of directors has total discretion, without needing to seek approval from our board of directors or stockholders, to enter into new investment strategies, geographic markets and businesses, other than expansions involving transactions with affiliates which may require board approval.
Many of our funds invest in relatively high-risk, illiquid assets and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amount we invest in these activities.
Many of our funds invest in securities that are not publicly traded. In many cases, our funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. The ability of many of our funds, particularly our private equity funds, to dispose of investments is heavily dependent on the public equity markets, inasmuch as the ability to realize value from an investment may depend upon the ability to complete an IPO of the portfolio company in which such investment is held. Furthermore, large holdings even of publicly traded equity securities can often be disposed of only over a substantial period of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. Moreover, because the investment strategy of many of our funds often entails our having representation on public portfolio company boards, our funds may be restricted in their ability to affect such sales during certain time periods. Accordingly, our funds may be forced, under certain conditions, to sell securities at a loss.
Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.
Because certain of our funds’ investments rely heavily on the use of leverage, our ability to achieve attractive rates of return on investments will depend on our continued ability to access sufficient sources of indebtedness at attractive rates. For example, in many of our private equity fund investments, indebtedness may constitute 70% or more of a portfolio company’s total debt and equity capitalization, including debt that may be incurred in connection with the investment, and a portfolio company’s leverage may increase as a result of recapitalization transactions subsequent to the company’s acquisition by a private equity fund. The absence of available sources of senior debt financing for extended periods of time could therefore materially and adversely affect our funds. An increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments. Increases in interest rates could also make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital. Conversely, certain of the strategies pursued by funds we manage benefit from higher interest rates, and a sustained low interest rate environment may negatively impact expected returns for these funds. The TCJA also introduced a new limitation on the deductibility of interest for U.S. federal income tax purposes for corporations and pass-through entities. For taxable years beginning after December 31, 2017, taxpayers may no longer deduct business interest expense in excess of the sum of (i) business interest income and (ii) 30% of “adjusted taxable income” (which is similar to EBITDA for taxable years beginning before January 1, 2022, and similar to EBIT for taxable years beginning thereafter). Notably these limitations apply to existing debt and there are no transitional rules. Although the impact of this limitation will vary across our funds’ portfolio companies, it is possible that we may not be able to utilize the same amount of leverage to finance investments going forward or that a material amount of interest expense may not be deductible for U.S. federal income tax purposes by our funds’ portfolio companies, both of which may have a material impact on our rates of return on investments. See “—Risks Related to Taxation—Recently enacted U.S. tax legislation may adversely affect our results of operation and cash flows.”
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
In addition to our private equity funds, many of our other funds may choose to use leverage as part of their respective investment programs and regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. Our credit and real assets funds may borrow money from time to time to purchase or carry securities. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried, and will be lost, and the timing and magnitude of such losses may be accelerated or exacerbated-in the event of a decline in the market value of such securities. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings. The inability to obtain such financing on attractive terms may impact our funds’ ability to achieve targeted rates of return.
In addition, under the provisions of the Investment Company Act, as of April 4, 2019, AINV is permitted, as a business development company, to issue senior securities in amounts such that its asset coverage, as defined in the Investment Company Act, equals at least 150% after each issuance of senior securities. Further, AFT and AIF, as registered investment companies, are restricted in the (i) issuance of preferred shares to amounts such that their respective asset coverage (as defined in Section 18 of the Investment Company Act) equals at least 200% after issuance and (ii) incurrence of indebtedness, including through the issuance of debt securities, such that, immediately after issuance the fund will have an asset coverage (as defined in the Investment Company Act) of at least 300%. The ability of AFT and AIF to pay dividends on their common stock may be restricted if the asset coverage of their indebtedness falls below 300% and if the asset coverage on their preferred stock falls below 150%. AINV will be restricted if its asset coverage ratio falls below 150% and any amounts that it uses to service its indebtedness are not available for dividends to its common stockholders. An increase in interest rates could also decrease the value of fixed-rate debt investments that our funds make. Any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flow.
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
We rely on technology and information systems to conduct our businesses, and any failures or interruptions of these systems could adversely affect our businesses and results of operations. Additionally, we face operational risks in the execution, confirmation or settlement of transactions and our dependence on our New York-based offices and third-party providers.
We rely on a host of computer software and hardware systems, all of which are vulnerable to an increasing number of data security threats. We further rely on financial, accounting and other data processing systems to mitigate the risk of errors in the execution, confirmation or settlement of transactions. As we depend on our New York-based offices and third-party service providers for hosting solutions and technologies, a disaster or disruption in the related infrastructure could impair our operations and could impact our reputation, adversely affect our businesses and limit our ability to grow. The materialization of one or more of these risks would likely have a material adverse effect on us.
Reliance on computer hardware and software systems. There has been an increase in the frequency and sophistication of the data security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an alternative investment management firm, we hold a significant amount of confidential and sensitive information about, among other things, our investors, the portfolio companies of our funds and potential fund investments. As a result, we may face a heightened risk of a security breach or disruption with respect to this information resulting from an attack by third parties such as computer hackers, foreign governments or cyber terrorists. For example, we and our employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to employee, proprietary or sensitive information. If successful, these types of attacks on our network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of employee, investor or proprietary data, interruptions or delays in our business and damage to our reputation.
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
In addition, the unavailability of the information systems or the failure of these systems to perform as anticipated for any reason could disrupt our businesses and could result in decreased performance and increased operating costs, causing our businesses and results of operations to suffer. Any significant interruption or failure of our information systems or any significant breach of security could have a material effect on our businesses and results of operations due to, among other things, the loss of investor or proprietary data, interruptions or delays in our business and damage to our reputation. If our systems are compromised, do not operate properly or are disabled, or we fail to provide the appropriate regulatory or other notifications in a timely manner, we could suffer any of the following: financial loss, a disruption of our businesses, liability to our investment funds, regulatory intervention, litigation or reputational damage. Our funds’ portfolio companies also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. Breaches in security could potentially jeopardize our, our employees’ or our fund investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our fund investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our fund investors and other counterparties, regulatory intervention, litigation or reputational damage.
The costs related to data security threats or disruptions may not be fully insured or indemnified by other means. In addition, data security has become a top priority for regulators around the world. For example, one of the 2019 and 2020 examination priorities identified by the SEC’s Office of Compliance Inspections and Examinations’ (“OCIE”) was to continue to examine for data security compliance procedures and controls, including testing the implementation of those procedures and controls. Additionally, many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation (“GDPR”) in the European Union that went into effect in May 2018, the Cayman Data Protection Law 2017 that went into effect in September 2019, and the California Consumer Privacy Act of 2018 (“CCPA”) that went into effect in January 2020. Some jurisdictions have also enacted laws requiring companies to notify individuals, attorneys general, or supervisory authorities of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, it could result in regulatory investigations, litigation and penalties, which could lead to negative publicity and may cause our fund investors and clients to lose confidence in the effectiveness of our security measures.
Errors made in the execution, confirmation or settlement of transactions. We face operational risk from errors made in the execution, confirmation or settlement of transactions. We also face operational risk from transactions not being properly recorded, evaluated or accounted for in our funds. In particular, our credit business is highly dependent on our ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. New investment products we may introduce could create a significant risk that our existing systems may not be adequate to identify or control the relevant risks in the investment strategies employed by such new investment products. In addition, our and our third party service providers’ information systems and technology might not be able to accommodate our growth, may not be suitable for new products and strategies and may be subject to security risks, and the cost of maintaining such systems and technology might increase from its current level. These risks could cause us to suffer financial loss, a disruption of our businesses, liability to our funds, regulatory intervention, litigation and reputational damage.
Dependence on our New York based offices and third-party vendors. Much of our operational personnel and our information system and technology infrastructure are located in our New York City offices, and any disruption in the operation of, or inability to access, our New York City offices could have a significant impact on our business. We are also dependent on an increasingly concentrated group of third party vendors that we do not control for hosting solutions and technologies. We also rely on third-party service providers for certain aspects of our businesses, including for certain information systems, technology and administration of our funds and compliance matters. A disaster, disruption or compromise in technology or infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, or directly affecting our New York based offices, may have an adverse impact on our ability to continue to operate our businesses without interruption which could have a material adverse effect on us. These risks could increase as vendors increasingly offer cloud-based software services rather than software services that can be operated within our own data centers. We also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on our business. In addition, if we fail to comply with relevant laws and regulations related to the secure processing, storage and transmission of information, it could result in regulatory investigations, litigation and penalties. Our disaster recovery and business continuity programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
Failure to maintain the security of our information and technology networks, including personally identifiable and investor information, intellectual property and proprietary business information could have a material adverse effect on us.
We are subject to various risks and costs associated with the collection, handling, storage and transmission of personally identifiable information, including those related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems collecting such information. In the ordinary course of our business, we collect and store a range of data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, our investors and other third parties, in our data centers and on our networks. The secure processing, maintenance and transmission of this information are critical to our operations. Although we take various measures and have made, and expect to continue to make, significant investments to ensure the integrity of our systems and to safeguard against such failures or security breaches, there can be no assurance that these measures and investments will provide protection.
These risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, our fund investors and other third parties, that we collect and store in our data centers and on our networks. The secure processing, maintenance and transmission of this information are critical to our operations.
A significant actual or potential theft, loss, corruption, exposure, fraudulent, unauthorized or accidental use or misuse of investor, employee or other personally identifiable or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation and regulatory actions against us by the U.S. federal and state governments, the EU or other jurisdictions, various regulatory organizations or exchanges, or affected individuals, in addition to significant reputational harm. Many jurisdictions in which we operate have laws and regulations related to data privacy, cyber security and protection of personal information, such as the GDPR, which came into effect on May 25, 2018. The GDPR has a wide territorial reach and applies to data controllers and data processors which have an establishment in the EU or which offer goods or services to, or monitor the behavior of, data subjects in the EU. The GDPR imposes stringent operational requirements on data controllers and data processors. These include (i) accountability and transparency obligations which require organizations to demonstrate and record compliance with the GDPR and to provide detailed information to data subjects regarding the processing of their personal data, (ii) obligations to consider data privacy as any new products or services are developed and to limit the amount of information they collect, process and store, (iii) ensuring and maintaining an appropriate level of security for personal data, and (iv) reporting of breaches to data protection authorities and, in some cases, affected individuals. The GDPR gives strong enforcement powers to data protection authorities in the EU and introduces significant penalties for non-compliance, with fines of up to 4% of total annual worldwide turnover or €20 million (whichever is higher), depending on the type and severity of the breach.

Additionally, jurisdictions throughout the United States have begun implementing their own data protection laws. In 2018, California adopted the CCPA, which went into effect on January 1, 2020. Like the GDPR, the CCPA broadly defines personal data, has a broad territorial scope and grants California residents extensive rights related to their data, including the right to know how their data is collected, used, shared and sold, and the right to request that their data be permanently deleted. It also imposes obligations on companies to ensure that any data they collect is used, shared and stored with adequate protections. We have to comply with the CCPA because, among other things, we process California individuals’ personal data in our global technology systems. Penalties for non-compliance are substantial. Violations can incur fines on companies of up to $2,500 per violation (and potentially per individual); intentional violations can incur greater fines of up to $7,500 per violation (also potentially per individual). Additionally, the CCPA grants California residents a private right of action to sue if their unencrypted or unredacted personal information is subject to certain security incidents as a result of a business’s failure to implement reasonable security, and provides for statutory damages of between $100 and $750 per consumer per incident.
Numerous other U.S. states, including New York, where our information system and technology infrastructure is located, have implemented heightened data breach notification laws. The New York Stop Hacks and Improve Electronic Data Security Act (“SHIELD Act”), for example, was passed in July 2019 and imposes strict requirements on companies to ensure, among other things, that they adopt reasonable safeguards to protect consumer data in their possession, including reasonable administrative, technical and physical security safeguards, and that they adequately notify individuals in the event of a data breach or other data incident. Penalties for non-compliance can include fines of up to $250,000 or, in the event that reasonable safeguards were not used to protect consumer data, up to $5,000 per violation.
Lastly, certain jurisdictions in which our fund investors may be located have implemented data protection laws. In September 2019, the Cayman Islands Data Protection Law, 2017 (“DPL”) came into effect. The DPL, which is based on eight data protection principles that are similar to those contained in other international data protection regimes, is most closely modeled on the GDPR and applies both to organizations with establishments in Cayman as well as those which offer good or services to, or monitor the behavior of, individuals in Cayman. Like the GDPR, the DPL imposes a range of obligations on organizations, including those relating to the provision of information notices, data subject rights, personal data breaches, accountability and international data transfers. Breaches of the DPL may result in fines of up to $300,000 and, in cases where information is not provided to the data protection authority, imprisonment for a term of up to five years.
As data protection laws in the U.S. and throughout the world continue to become more prevalent and robust, the various risks and costs associated with our collection, handling, sharing, storage and transmission of personally identifiable information are increased. Any inability, or perceived inability, to adequately address privacy and data protection concerns, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations, even if unfounded, could result in additional cost and liability, disrupt our operations and the services we provide to investors, damage our reputation, result in a loss of a competitive advantage, impact our ability to provide timely and accurate financial data, and cause a loss of confidence in our services and financial reporting, which could adversely affect our businesses, revenues, competitive position and investor confidence.
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
With respect to our funds that are subject to the Investment Company Act, following the initial two years of operation, each fund’s investment management agreement must be approved annually by (i) such fund’s board of directors or by the vote of a majority of the funds’ stockholders and (ii) in each case, also by a majority of the independent members of such fund’s board of directors. Each investment management agreement for such funds can also be terminated on not more than 60 days’ notice by the funds’ board of directors or by a vote of a majority of the outstanding shares. Currently, AFT and AIF, each a closed-end management investment company, registered investment company under the Investment Company Act, and AINV, a closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act, are subject to these provisions of the Investment Company Act. We have also been engaged as a sub-advisor for funds that are subject to the Investment Company Act, and those sub-advisory agreements contain, among other things, renewal and termination provisions that are substantially similar to the investment management agreements for each of AFT, AIF and AINV. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations.
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
We have senior notes, subordinated notes and loans outstanding and an undrawn revolving credit facility described in note 11 to our consolidated financial statements. We may choose to finance our business operations through further borrowings. Our existing and future indebtedness exposes us to the typical risks associated with the use of leverage, including those discussed above under “—Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.” These risks are exacerbated by certain of our funds’ use of leverage to finance investments and, if they were to occur, could cause us to incur additional cash taxes due to limits on interest deductibility or to suffer a decline in the credit ratings assigned to our debt by rating agencies, if any, which might result in an increase in our borrowing costs or result in other material adverse effects on our businesses.
As these borrowings, notes and other indebtedness mature (or are otherwise repaid prior to their scheduled maturities), we may be required to either refinance them by entering into new facilities or issuing new notes, which could result in higher borrowing costs, or issuing equity, which would dilute existing stockholders. We could also repay them by using cash on hand or cash from the sale of our assets. We could have difficulty entering into new facilities, issuing new notes or issuing equity in the future on attractive terms, or at all.
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
In general, we will be exposed to risk of litigation by our investors if our management of any fund is alleged to constitute bad faith, gross negligence, willful misconduct, fraud, willful or reckless disregard for our duties to the fund or other forms of misconduct. Fund investors could sue us to recover amounts lost by our funds due to our alleged misconduct, up to the entire amount of loss. Further, we may be subject to litigation arising from investor dissatisfaction with the performance of our funds or from third-party allegations that we (i) improperly exercised control or influence over companies in which our funds have large investments or (ii) are liable for actions or inactions taken by portfolio companies that such third parties argue we control. By way of example, we, our funds and certain of our employees are each exposed to the risks of litigation relating to investment activities in our funds and actions taken by the officers and directors (some of whom may be Apollo employees) of portfolio companies, such as the risk of stockholder litigation by other stockholders of public companies in which our funds have large investments. As an additional example, we are sometimes listed as a co-defendant in actions against portfolio companies on the theory that we control such portfolio companies. We are also exposed to risks of litigation or investigation relating to transactions that presented conflicts of interest that were not properly addressed. See “—Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our businesses.” In addition, our rights to indemnification by the funds we manage may not be upheld if challenged, and our indemnification rights generally do not cover bad faith, gross negligence, willful misconduct, fraud, willful or reckless disregard for our duties to the fund or other forms of misconduct. If we are required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds or failure to obtain indemnification from our funds, our results of operations, financial condition and liquidity could be materially adversely affected.

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
In addition, we may not be able to obtain or maintain sufficient insurance on commercially reasonable terms or with adequate coverage levels against potential liabilities we may face in connection with potential claims, which could have a material adverse effect on our business. We may face a risk of loss from a variety of claims, including related to securities, antitrust, contracts, fraud and various other potential claims, whether or not such claims are valid. Insurance and other safeguards might only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by our insurance policies, we may be required to pay a substantial amount in respect of such successful claim. Certain losses of a catastrophic nature, such as wars, earthquakes, typhoons, terrorist attacks or other similar events, may be uninsurable or may only be insurable at rates that are so high that maintaining coverage would cause an adverse impact on our business, our investment funds and their portfolio companies. In general, losses related to terrorism are becoming harder and more expensive to insure against. Some insurers are excluding terrorism coverage from their all-risk policies. In some cases, insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total cost of casualty insurance for a property. As a result, we, our investment funds and their portfolio companies may not be insured against terrorism or certain other catastrophic losses.
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
Allocation of investment opportunities. Certain inherent conflicts of interest arise from the fact that (i) we provide investment management services to more than one fund, and (ii) our funds often have one or more overlapping investment strategies. Also, the investment strategies employed by us for current and future clients could conflict with each other, and may adversely affect the prices and availability of other securities or instruments held by, or potentially considered for, one or more clients. If participation in specific investment opportunities is appropriate for more than one of our funds, participation in such opportunities will be allocated pursuant to our allocation policies and procedures, which take into account the terms of the relevant partnership or investment management agreement as well as the decisions of our allocations committee. While we have established policies and procedures to guide the determination of such allocations, there can be no assurance that we will be successful in avoiding all conflicts of interest in allocating investment opportunities.
Certain of the funds we manage also have overlapping investment strategies with other funds we manage that are registered under the Investment Company Act, and the Investment Company Act prohibits registered funds from co-investing with non-registered funds where non-price terms are negotiated (such as financial and negative covenants, guarantees and collateral packages and indemnification provisions), unless an exception or exemption applies. Certain of the funds we manage that are registered under the Investment Company Act, including AINV and certain of its related entities, received an exemptive order from the SEC (the “Co-Investment Order”) (Company Act Release No. 32057) permitting Apollo to negotiate, among other things, these types of provisions for co-investment opportunities that involve the participation of both non-registered and registered funds managed by Apollo. As a result, to the extent specific investment opportunities are appropriate for a non-registered fund and one or more registered funds, in addition to being subject to our allocation policies and procedures, the opportunity will also be subject to the conditions of the Co-Investment Order. There can be no assurance that the Co-Investment Order will facilitate the successful consummation of investment opportunities that Apollo believes are now available to funds it manages as a result of the Co-Investment Order, or that each fund will be able to participate in investment opportunities pursued under the Co-Investment Order that are within its investment objectives.
In addition to the potential for conflict among our funds, we face the potential for conflict between us and our funds or clients. These conflicts may include: (i) the allocation of investment opportunities between Apollo and Apollo’s funds; (ii) the allocation of investment opportunities among funds with different performance fee structures, or where our personnel have invested more heavily in one fund than another; and (iii) the determination of what constitutes fund-related expenses and the allocation of such expenses between our advised funds and us.
Restrictions on transactions due to other Apollo businesses. Our funds engage in a broad range of business activities and invest in portfolio companies whose operations may be substantially similar to and/or competitive with the portfolio companies in which our other funds have invested. The performance and operation of such competing businesses could conflict with and adversely affect the performance and operation of our funds’ portfolio companies, and may adversely affect the prices and availability of business opportunities or transactions available to such portfolio companies. In addition, we may give advice, or take action with respect to, the investments of one or more of our funds that may not be given or taken with respect to other of our funds with similar investment programs, objectives or strategies. Accordingly, some of our funds with similar strategies may not hold the same securities or instruments or achieve the same performance. For example, one of our private equity funds could have an interest in pursuing an acquisition, divestiture or other transaction that, in its investment committee’s judgment, could enhance the value of the private equity investment, even though the proposed transaction would subject one or more of our credit fund’s investments to additional or increased risks. We may also advise clients with conflicting investment objectives or strategies. These activities also may adversely affect the prices and availability of other securities or instruments held by, or potentially considered for, one or more funds. We, our funds or our funds’ portfolio companies may also have ongoing relationships with issuers whose securities have been acquired by, or are being considered for investment by us. In addition, a dispute may arise between our funds’ portfolio companies, and if such dispute is not resolved amicably or results in litigation, it could cause significant reputational harm to us, and our fund investors may become dissatisfied with our handling of the dispute.
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
Information barriers. We currently operate without information barriers that some other investment management firms implement to separate business units and/or to separate persons who make investment decisions from others who might possess material non-public information that could influence such decisions. Our Managing Partners, investment professionals or other employees may acquire confidential or material non-public information and, as a result, they, the Company, and the funds and other clients we manage may be restricted from initiating transactions in certain securities. In an effort to manage possible risks arising from our decision not to implement such screens, we maintain a code of ethics and provide training to relevant personnel. In addition, our compliance department maintains a list of restricted securities with respect to which we may have access to material non-public information and in which our funds may be subject to trading restrictions. In the event that any of our employees obtains such material non-public information, we may be restricted in acquiring or disposing of investments on behalf of our funds, which could impact the returns generated for such funds. Notwithstanding the maintenance of restricted securities lists and other internal controls, it is possible that the internal controls relating to the management of material non-public information could fail and result in us, or one of our investment professionals, buying or selling a security while, at least constructively, in possession of material non-public information. Inadvertent trading on material non-public information could have adverse effects on our reputation, result in the imposition of regulatory or financial sanctions and, as a consequence, negatively impact our ability to provide our investment management services to our funds and clients. While we currently operate without information barriers on an integrated basis, we could be required by certain regulations, or decide that it is advisable, to establish information barriers. In such event, our ability to operate as an integrated platform could also be impaired, which would limit management’s access to our personnel and impair its ability to manage our investments. The establishment of such information barriers may also lead to operational disruptions and result in restructuring costs, including costs related to hiring additional personnel as existing investment professionals are allocated to either side of such barriers, which may adversely affect our business.
Broker-dealer and other affiliated service providers. AGS, an affiliate of ours, which is a broker-dealer registered with the SEC and a member of FINRA, is authorized to perform services relating to, among other things, the placement of debt and securities. AGS also provides advisory services to portfolio companies and our funds in connection with corporate transactions. Additionally, certain of our affiliates and/or our funds’ portfolio companies are engaged in the loan origination and/or servicing businesses, and may originate, structure, arrange and/or place loans to our funds and portfolio companies. For example, Apollo Global Funding, LLC (“AGF”), an affiliate of ours, which provides a variety of services with respect to loan instruments, including loans, that are not subject to broker-dealer regulations, such as arranging, structuring and syndicating loans, debt advisory and other similar services. In connection with their services to our funds and fund portfolio companies, such affiliates and/or our funds’ portfolio companies may receive fees from our funds, portfolio companies of our funds and third party borrowers. For investment opportunities involving corporate loans, or similar instruments, AGF could be engaged by either the participating Apollo funds or the corporate borrower, and arrangements are generally made for AGF to receive its fees directly from the corporate borrower for services rendered; however, it is possible that the corporate borrower does not pay for its expenses, in which case such expenses will be borne by our funds as an operating expense. Consequently, our relationship with these entities may give rise to conflicts of interest between (i) us and portfolio companies of our funds and/or (ii) us and our funds.
Potential conflicts of interest with our Managing Partners or our directors. Pursuant to our Corporate Governance Guidelines, an independent committee of our board of directors, designated by the executive committee of our board of directors, should resolve any conflict of interest issue involving a director, the Chief Executive Officer or any other senior managing director of our company. Other than as provided in the non-competition, non-solicitation and confidentiality obligations contained in our Managing Partners’ employment agreements with the Company, which may not be enforceable or may involve costly litigation, our Managing Partners are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. However, our Code of Business Conduct and Ethics contains a conflicts of interest policy that prohibits our directors and officers from engaging in any activity, practice, or act which conflicts with, or appears to conflict with, our interests without approval by the executive committee, the audit committee, the conflicts committee of our board of directors or other appropriate committee of our board of directors. Notwithstanding the foregoing, it is possible that potential or perceived conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions.
Our Managing Partners have established family offices to provide investment advisory, accounting, administrative and other services to their respective family accounts (including certain charitable accounts) in connection with their personal investment activities unrelated to their investments in Apollo entities. The investment activities of the family offices, and the involvement of the Managing Partners in these activities give rise to potential conflicts between the personal financial interests of the Managing Partners and the interests of us, any of our subsidiaries or any stockholder other than a Managing Partner.
Potential conflicts of interest with our Class C Stockholder. Our Class C Stockholder, AGM Management, LLC, is owned and controlled by our Managing Partners. As a result, conflicts of interest may arise among the Class C Stockholder and its controlling persons, on the one hand, and us and/or the holders of our Class A shares, on the other hand.  See “—Potential conflicts of interest may arise among the Class C Stockholder and the holders of our Class A shares.”
Potential performance fee related conflicts with investors in our funds. Under amendments to U.S. tax law pursuant to the TCJA, capital gain in respect of a general partner’s distributions of performance fees from certain of our funds will be treated as short-term capital gain unless the fund holds the relevant investment for more than three years, as opposed to the general rule that capital gain from the disposition of investments held for more than one year is treated as long-term capital gain. Similar rules introduced in the U.K. applying to certain U.K. based staff, tax as ordinary income returns from certain funds that have a weighted average holding period of fewer than 40 months (with transitional rules applying between 36-40 months). As a consequence, conflicts of interest may arise in connection with a general partner’s investment decisions, including regarding the identification, making, management, disposition and, in each case, timing of a fund’s investments, and we may not realize the most tax efficient treatment of our performance fees in all of our funds going forward.
Use of subscription line facilities by our funds may give rise to conflicts of interests. Certain of our funds obtain subscription line facilities to, among other things, facilitate investments, support ongoing operations and activities of the funds’ and their respective portfolio companies and/or investments, enable the funds to pay management fees, expenses and other liabilities and for any other purpose for which our investment funds can call capital from their respective investors. Subscription line facilities may be entered into on a cross-collateralized basis with the assets of the funds’ parallel funds, certain other funds and their respective alternative investment vehicles, and allow borrowings by portfolio companies or other investment entities. The applicable entities party to the subscription line facility may be held jointly and severally liable for the full amount of the obligations arising out of such facility. If an investment fund obtains a subscription line facility, the fund’s working capital needs will in most instances be satisfied through borrowings by the fund under the subscription line facility, and, less so, by drawdowns of capital contributions by the fund. As a result, capital calls are expected to be conducted in larger amounts on a less frequent basis in order to, among other things, repay borrowings and related interest expenses due under such subscription line facilities.
Where an investment fund uses borrowings under a subscription line facility in advance or in lieu of receiving capital contributions from investors to repay any such borrowings and related interest expenses, the use of such facility will result in a different (and perhaps higher) reported internal rate of return than if the facility had not been utilized and instead capital contributions from investors had been contributed at the inception of an investment. This may present conflicts of interest. For example, the interest rate on any borrowings is likely to be less than the rate of the preferred return due to investors under their partnership agreements. Because the preferred return of investment funds typically does not accrue on such borrowings, but rather only accrues on capital contributions when made, the use of such subscription line facilities may reduce or eliminate the preferred return received by the investors and accelerate or increase distributions of performance-based allocation to the relevant general partner. This will provide the general partner with an economic incentive to fund investments through such facilities in lieu of capital contributions. However, since interest expense and other costs of borrowings under subscription lines of credit are an expense of the investment fund, the investment fund’s incurred expenses will be increased, which may reduce the amount of performance fees generated by the fund. Any material reduction in the amount of performance fees generated by a fund will adversely affect our revenues.
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
We intend, to the extent that market conditions warrant, to grow our businesses by increasing AUM in existing businesses and expanding into new investment strategies, geographic markets, businesses and distribution channels, including the retail channel. Our organizational documents, however, do not limit us to the investment management business. Accordingly, we may pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners or other strategic initiatives, including entering into new lines of business. For example, in December 2019, we and Athene acquired PK AirFinance, an aircraft lending business, through a transaction in which we acquired the PK AirFinance aircraft lending platform and Athene acquired PK AirFinance’s existing portfolio of loans. In addition, we expect opportunities will arise to acquire other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, undertake other strategic initiatives or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (i) the required investment of capital and other resources, (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, (iii) the diversion of management’s attention from our core businesses, (iv) assumption of liabilities of any acquired business, (v) the disruption of our ongoing businesses, (vi) combining or integrating operational and management systems and controls and (vii) the broadening of our geographic footprint, including the risks associated with conducting operations in foreign jurisdictions. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. For example, our planned business initiatives include offering additional registered investment products and creating investment products open to retail investors. These products may have different economic structures than our traditional investment funds and may require a different marketing approach. In addition, to the extent we distribute products through new channels, including through unaffiliated firms, we may not be able to effectively monitor or control the manner of their distribution. These activities also will impose additional compliance burdens on us, subject us to enhanced regulatory scrutiny and expose us to greater reputation and litigation risk. Further, these activities may give rise to conflicts of interest, related party transaction risks and may lead to litigation or regulatory scrutiny. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

Employee misconduct or misconduct by our advisors or third party-service providers could harm us by impairing our ability to attract and retain investors and by subjecting us to significant legal liability, regulatory scrutiny and reputational harm.
Our reputation is critical to maintaining and developing relationships with the investors in our funds, potential fund investors and third parties with whom we do business, and there is a risk that our employees, advisors or third party-service providers could engage, deliberately or recklessly, in misconduct or fraud that creates legal exposure for us and adversely affects our businesses. In recent years, there have been a number of highly publicized cases involving fraud, conflicts of interest or other misconduct by individuals in the financial services industry (including in the workplace via inappropriate or unlawful behavior or actions directed to other employees). Employee misconduct or fraud could include, among other things, binding our funds to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities or concealing unsuccessful investments (which, in either case, may result in unknown and unmanaged risks or losses), or otherwise charging (or seeking to charge) inappropriate expenses. If an employee were to engage in illegal or suspicious activities, we could be subject to penalties or sanctions and suffer serious harm to our reputation, financial position, investor relationships and ability to attract future investors. For example, we could lose our ability to raise new funds if any of our “covered persons” is the subject of a criminal, regulatory or court order or other “disqualifying event.” See “—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus could result in additional burdens on our businesses—Exemptions from certain laws.” Additionally, our current and former employees, consultants or sub-contractors and those of our funds’ portfolio companies becoming subject to allegations of sexual harassment, racial and gender discrimination or other similar misconduct, could, regardless of the ultimate outcome, result in adverse publicity that could significantly harm our and such portfolio company's brand and reputation. Furthermore, our business often requires that we deal with confidential matters of great significance to us, our funds and companies in which our funds may invest, as well as trade secrets. If our employees, consultants or sub-contractors were improperly to use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships, as well as face potentially significant litigation or investigation. It is not always possible to deter misconduct or fraud by employees or service providers, and the precautions we take to detect and prevent this activity may not be effective in all cases. Misconduct or fraud by our employees, advisors, third-party service providers, or those of our funds’ portfolio companies, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our businesses.
Fraud, payment or solicitation of bribes and other deceptive practices or other misconduct at our funds’ portfolio companies could similarly subject us to liability and reputational damage and also harm our performance. For example, failures by personnel, or individuals acting on behalf, of our funds’ portfolio companies to comply with anti-bribery, sanctions or other legal and regulatory requirements could adversely affect our businesses and reputation. There are a number of grounds upon which such misconduct at a portfolio company could subject us to criminal and/or civil liability, including on the basis of actual knowledge, willful blindness, or control person liability. Such misconduct could also negatively affect the valuation of a fund’s investments.
Underwriting activities expose us to risks.
AGS may act as an underwriter, syndicator or placement agent in securities offerings and it and affiliated entities may act as such in loan syndications. We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities or indebtedness that we purchased or placed as an underwriter, syndicator or placement agent at the anticipated price levels or at all. As an underwriter, syndicator or placement agent, we are also subject to potential liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings that we underwrite, syndicate or place.
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
While such hedging arrangements may reduce certain risks, such arrangements themselves may entail certain other risks. These arrangements may require the posting of cash collateral at a time when a fund has insufficient cash or illiquid assets such that the posting of the cash is either impossible or requires the sale of assets at prices that do not reflect their underlying value. Moreover, these hedging arrangements may generate significant transaction costs, including potential tax costs, that reduce the returns generated by a fund. In addition, the expected phase out of LIBOR in the next few years may adversely affect the effectiveness of certain interest rate hedging arrangements and create economic uncertainties in the relevant market. Finally, the new resolution stay rules could adversely impact the exercise of the funds’ contractual rights in the event of an insolvency of a regulated counterparty. Similar developments abroad may indirectly affect our funds as a result of their direct impact on our trading counterparties.
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
We currently derive a significant contribution to our revenue across our business segments from our investment in and strategic relationship with Athene and Athora. Certain of our subsidiaries receive investment management and advisory fees from Athene or Athora in exchange for a suite of services for their investment portfolio. Through its subsidiaries, Apollo managed or advised $144.2 billion of AUM in accounts owned by or related to Athene and Athora as of December 31, 2019. Our investment management and advisory agreements with Athene and Athora are terminable under certain circumstances. If such investment management and advisory agreements were terminated or fees lowered or changed further it could have a material adverse effect on our business, results of operations and financial condition. In addition, Apollo had an approximate 11.3% economic ownership interest in Athene Holding as of December 31, 2019, and following the closing of the previously announced strategic transaction between Apollo and Athene, which is subject to certain closing conditions and regulatory approvals, Apollo will own a greater interest in Athene. Fluctuations in the value of Athene and Athora, including as a result of changes in taxation of Athene introduced by the TCJA, could have an adverse effect on our results and financial condition. See “—Risks Related to Taxation—Recently enacted U.S. tax legislation may adversely affect our results of operation and cash flows.”
A number of Apollo entities receive management fees and performance fees from Athene and Athora, have investments in Athene and Athora, and manage funds or accounts with investments in Athene and Athora from which performance fees may be earned. Athene also invests directly in various Apollo-managed funds and entities and we earn fees in respect of such investments. The Chairman, Chief Executive Officer and Chief Investment Officer of Athene is also an employee of Apollo and six of Athene’s 15 directors are employees of, or consultants to, Apollo. In addition, three of Athora’s 11 directors are employees of, or consultants to, Apollo. These persons have fiduciary duties to Athene and Athora in addition to the duties that they have to Apollo. As a result, there may be real or apparent conflicts of interest with respect to matters affecting Apollo, Apollo-managed funds and their portfolio companies and Athene and Athora. In addition, conflicts of interest could arise with respect to transactions involving business dealings between Apollo, Athene and Athora and their respective affiliates.
While we expect our strategic relationships with Athene and Athora to continue for the foreseeable future, there can be no assurance that the benefit we receive from Athene and Athora will not decline due to a disruption or decline in Athene’s or Athora’s business or a change in our relationship with Athene and Athora, including our investment management agreements with Athene and Athora. Moreover, Athene and Athora are subject to significant regulatory oversight, changes to which may adversely affect either of their performance. We may be unable to replace a decline in the revenue that we derive from our investment in, and strategic relationship with, Athene and Athora on a timely basis or at all if our relationship with Athene and Athora were to change or if Athene or Athora were to experience a material adverse impact to their businesses.
Our funds’ investments in infrastructure assets may expose us and our funds to increased risks and liabilities.
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

Certain of our funds invest in foreign countries and securities of issuers located outside of the U.S., which may involve foreign exchange, political, social, economic and tax uncertainties and risks.
Certain of our funds invest all or a portion of their assets in the equity, debt, loans or other securities of issuers located outside the U.S. In addition to business uncertainties, such investments may be affected by changes in exchange rates as well as political, social and economic uncertainty affecting a country or region. Many financial markets are not as developed or as efficient as those in the U.S., and as a result, liquidity may be reduced and price volatility may be higher. The legal and regulatory environment may also be different, particularly with respect to bankruptcy and reorganization. Financial accounting standards and practices may differ, and there may be less publicly available information in respect of such companies.
Restrictions imposed or actions taken by foreign governments may adversely impact the value of our funds’ investments. Such restrictions or actions could include exchange controls, seizure or nationalization of foreign deposits or other assets and adoption of other governmental restrictions that adversely affect the prices of securities or the ability to repatriate profits on investments or the capital invested itself. Income received by our funds from sources in some countries may be reduced by withholding and other taxes. Any such taxes paid by a fund will reduce the net income or return from such investments. Our fund investments could also expose us to risks associated with economic sanctions or other restrictions imposed by the U.S. or other governments or organizations, including the United Nations, the EU and its member countries, such as the sanctions against certain Russian entities and individuals. While our funds will take these factors into consideration in making investment decisions, including when hedging positions, our funds may not be able to fully avoid these risks or generate targeted risk-adjusted returns.
The Organization for Economic Co-operation and Development (“OECD”) and other government agencies in jurisdictions where we and our affiliates invest or conduct business have continued to recommend and implement changes related to the taxation of multinational companies.
On October 5, 2015, the OECD published 13 final reports and an explanatory statement outlining consensus actions under the Base Erosion and Profit Shifting (“BEPS”) project. This project involves a coordinated multijurisdictional approach to increase transparency and exchange of information in tax matters, and to address weaknesses of the international tax system that create opportunities for BEPS by multinational companies. The reports cover measures such as new minimum standards, the revision of existing standards, common approaches which will facilitate the convergence of national practices, and guidance drawing on best practices. The outcome of the BEPS project, including limiting interest deductibility, changes in transfer pricing, new rules around hybrid instruments or entities, and loss of eligibility for benefits of double tax treaties could increase tax uncertainty and impact the tax treatment of funds’ earnings. This may adversely impact the investment returns of funds or limit future investment opportunities due to potential withholding tax leakage or non-resident capital gain taxes.
Implementation into domestic legislation is not yet complete and may not be uniform across the participating states; certain actions give states options for implementation, certain actions are recommendations only and other jurisdictions may elect to only partially implement rules where it is in the state’s interest. On November 24, 2016, the OECD published the text of the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent BEPS, which is intended to expedite the interaction of the tax treaty changes of the BEPS project. Several of the proposed measures, including measures covering treaty abuse, the deductibility of interest expense, local nexus requirements, transfer pricing and hybrid mismatch arrangements are potentially relevant to some of our fund structures and could have an adverse tax impact on our funds, investors and/or our funds’ portfolio companies. On June 7, 2017, the first wave of countries (68 in total) participated in the signing ceremony of the multilateral instrument (“MLI”). The MLI went into effect on July 1, 2018 with the intention to override and complement certain provisions in existing bilateral tax treaties. The MLI may not have immediate effect but, rather, when it applies will depend on a number of factors, including further steps required to ratify changes to treaties according to the local law of the signatory countries. As of January 2020, 86 countries have signed the MLI but only 18 have ratified it. Therefore, there is a lack of certainty as to how the majority of the signatories will apply the MLI and from when. There are some important countries that have not yet signed including the U.S. and Brazil. As a result, significant uncertainty remains around the access to tax treaties for the investments’ holding patterns, which could create situations of double taxation and adversely impact the investment returns of our funds.
It should be noted that Luxembourg opted for the application of a principal purpose test (“PPT”) clause being included in all the treaties in force as part of the anti-treaty abuse provisions (“BEPS Action 6”). The purpose of the PPT is essentially to deny treaty relief where it is broadly reasonable to conclude that obtaining the benefit of the treaty was one of the principal purposes of an arrangement or transaction leading to such benefit. Limitation on benefits (“LOB”) provisions have historically been used as anti-avoidance measures in tax treaties, and certain countries, including the U.S. and China, continue to opt for LOB provisions. The PPT will be a consideration for the relevant underlying countries, however, there is no current consistent interpretative view, thus posing a risk that our investment structures may be challenged and additional taxes and penalties imposed.

In addition, there are transfer pricing and standardized country by country (“CbC”) reporting requirements being implemented under the BEPS actions which may place additional administrative burden on our management team or portfolio company management and ultimately could lead to increased cost which could adversely affect profitability. For example, Luxembourg has introduced additional transfer pricing regulations from January 1, 2017, that apply to intragroup financing activities and that are in line with the recommendations of the BEPS Action Plan. This has not significantly impacted our investments to date but has required some actions and adjustments in the structuring of our investments and in the maintenance and documentation thereof. Additional information from these sources and other documentation held by tax authorities is expected to be subject to greater information sharing under Automatic Exchange of Information provisions under BEPS and specific local arrangements such as the EU’s automatic exchange of cross-border rulings directive, or the mandatory disclosure of certain cross-border transactions (“DAC6”).
Countries including various EU countries have been moving forward on the BEPS agenda independent of agreement and finalization of the BEPS action items and currently are in the process of adapting and introducing the necessary legislation. Certain European jurisdictions have adopted legislation that may limit deductibility of interest and other financing expenses in companies in which our funds have invested or may invest in the future. Our businesses are subject to the risk that these types of measures will be introduced in other EU countries in which they currently have investments or plan to invest in the future as a result of the Anti-Tax Avoidance Directive issued by the European Council on July 12, 2016 (“ATAD”), and amended on February 28, 2017 and on May 12, 2017 (“ATAD II”), or that other legislative or regulatory measures might be promulgated in any of the countries in which we operate that adversely affect our businesses.
Similarly, the U.K. introduced Anti-Hybrid provisions that came into effect on January 1, 2017. The scope of these rules is wide-reaching, in certain instances beyond the scope proposed by the BEPS initiative, and can apply to disallow certain payments or ‘quasi-payments’ for U.K. corporation tax purposes involving U.K. or non-U.K. hybrid entities. Where hybrid entities exist within a portfolio company structure, this may place additional administrative burden on our management team or portfolio company management to assess the impact of the rules and potentially create additional tax costs.
The European Union has taken steps to implement a consistent application of BEPS project type principles between EU member states through the ATAD and ATAD II. The ATAD rules may place additional administrative burden on our management team or portfolio company management to assess the impact of such rules on the investments of our funds and ultimately could lead to increased cost which could adversely affect profitability. The ATAD rules may also impact the investment returns of our funds.
The European Union has taken further steps towards tax transparency with the sixth version of the EU Directive on administration and cooperation (“DAC6”). These rules (also known as the EU Mandatory Disclosure Rules (“MDR”)) may require taxpayers and their advisers to report on cross-border arrangements with an EU component that bear one of the proscribed hallmarks. The hallmarks as drafted are understood to be significantly broad such that a large volume of transactions within the financial services context will need to be disclosed. The first such reports are due to be filed by August 2020 for arrangements from 25 June 2018 with a rolling 30 day reporting window for arrangements after 1 July 2020. There is significant uncertainty regarding how the provisions of DAC6 will be applied and interpreted, and failure to comply can result in fines and penalties. DAC6 may expose Apollo’s investment activities to increased scrutiny from European tax authorities. Furthermore, many tax authorities are unfamiliar with asset management businesses and dealing with challenges from tax authorities reviewing such information may also place additional administrative burden on our management team or portfolio company management and ultimately could lead to increased cost which could adversely affect profitability.
The OECD is continuing with the BEPS project with proposals under Pillar 1 and Pillar 2 workstreams. These approaches go beyond the original measures from the 2015 reports and may have the effect of changing the way that the tax base for the Company and our investments is established. The impact for financial services businesses is currently unclear.
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

In December 2018, the Cayman Islands Legislative Assembly passed The International Tax Co-Operation (Economic Substance) Law, 2018 (the “CI Law”) and the Bermuda House of Assembly passed a bill entitled the Economic Substance Act 2018 (the “Bermuda Act”). As of January 1, 2019, the CI Law and the Bermuda Act requires every Cayman Islands or Bermuda relevant entity engaging in a relevant activity to maintain a substantial economic presence in the Cayman Islands or Bermuda. Outside of the BEPS agenda countries continue to develop their own domestic anti-avoidance provisions. Such provisions can be general or targeted in nature.
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
The governing agreements of certain of our funds allow the investors of those funds to, among other things, (i) terminate the commitment period of the fund in the event that certain “key persons” (for example, one or more of our Managing Partners and/or certain other investment professionals) fail to devote the requisite time to managing the fund, (ii) (depending on the fund) terminate the commitment period, dissolve the fund or remove the general partner if we, as general partner or manager, or certain “key persons” engage in certain forms of misconduct, or (iii) dissolve the fund or terminate the commitment period upon the affirmative vote of a specified percentage of limited partner interests entitled to vote. Each of Fund VIII and Fund IX, on which our near-to medium-term performance will heavily depend, include a number of such provisions. HVF and EPF III and certain other funds have similar provisions. Also, after undergoing the 2007 Reorganization, subsequent to which we deconsolidated certain funds that had historically been consolidated in our financial statements, we amended the governing documents of our funds at that time to provide that a simple majority of a fund’s unaffiliated investors have the right to liquidate that fund. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damage to us.
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
Our performance and the performance of our private equity funds, as well as many of our credit and real assets funds, are significantly affected by the value of the companies in which our funds have invested. Our funds invest in companies in many different industries, each of which is subject to volatility based upon a variety of factors, including economic and market factors. The credit crisis caused significant fluctuations in the value of securities and other financial instruments held by our funds, and the global economic recession had a significant impact on the performance of the portfolio companies owned by the funds we manage. Although the U.S. economy has improved, conditions in economies outside the U.S. have generally improved at a less rapid pace (and in some cases have deteriorated), and there remain many obstacles to continued growth in the economy such as global geopolitical events, risks of inflation and high deficit levels for governments in the U.S. and abroad. These factors and other general economic trends may impact the performance of portfolio companies in many industries and in particular, industries that are more impacted by changes in consumer demand, such as the packaging, manufacturing, energy, chemical and refining industries, as well as travel and leisure, gaming, financial services and real estate industries. The performance of our funds, and our performance, may be adversely affected to the extent our fund portfolio companies in these industries experience adverse performance or additional pressure due to downward trends. For example, the performance of certain of the portfolio companies of our funds in the packaging, manufacturing, energy, chemical and refining industries is subject to the cyclical and volatile nature of the supply-demand balance in these industries. These industries historically have experienced alternating periods of capacity shortages leading to tight supply conditions, causing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, declining capacity utilization rates and declining prices and profit margins. In addition to changes in the supply and demand for products, the volatility these industries experience occurs as a result of changes in energy prices, costs of raw materials and changes in various other economic conditions around the world.
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

•
Certain of these funds may seek to originate loans, including, but not limited to, secured and unsecured notes, senior and second lien loans, mezzanine loans, and other similar investments which are or may become illiquid.

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
As a business development company under the Investment Company Act, AINV may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions (referred to collectively as “senior securities”) up to the maximum amount permitted by the Investment Company Act. As a business development company, AINV is generally required to meet an asset coverage ratio of total assets to total borrowings and other senior securities, which include all of its borrowings and any preferred stock it may issue in the future, of at least 150%. If this ratio declines below 150%, the contractual arrangements governing these securities may require AINV to sell a portion of its investments and, depending on the nature of its leverage, repay a portion of its indebtedness at a time when such sales may be disadvantageous.
Business development companies may issue and sell common stock at a price below net asset value per share only in limited circumstances, one of which is during the one-year period after stockholder approval. In the past, AINV’s stockholders have approved a plan so that during the subsequent 12-month period, AINV could, in one or more public or private offerings of its common stock, sell or otherwise issue shares of its common stock at a price below the then current net asset value per share, subject to certain conditions including parameters on the level of permissible dilution, approval of the sale by a majority of its independent directors and a requirement that the sale price be not less than approximately the market price of the shares of its common stock at specified times, less the expenses of the sale. Although AINV currently does not have such authority, it may in the future seek to receive such authority on terms and conditions set forth in the corresponding proxy statement. There is no assurance such approvals will be obtained.
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
Risks Related to Our Class A Shares and Our Preferred Shares
The market price and trading volume of our Class A shares and our Preferred shares may be volatile, which could result in rapid and substantial losses for our stockholders.
The market price of our Class A shares and our Preferred shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A shares and our Preferred shares may fluctuate and cause significant price variations to occur. You may be unable to resell your Class A shares and Preferred shares at or above your purchase price, if at all. The market price of our Class A shares and our Preferred shares may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A shares and our Preferred shares or result in fluctuations in the price or trading volume of our Class A shares and our Preferred shares include:

•	variations in our quarterly operating results or dividends, which variations we expect will be substantial;

•
our policy of taking a long-term perspective on making investment, operational and strategic decisions, which is expected to result in significant and unpredictable variations in our quarterly returns;

•	our creditworthiness, results of operations and financial condition;

•	the credit ratings of the Preferred shares;

•	the prevailing interest rates or rates of return being paid by other companies similar to us and the market for similar securities;

•	failure to meet analysts’ earnings estimates;

•	publication of research reports about us or the investment management industry or the failure of securities analysts to cover our Class A shares and our Preferred shares;

•	additions or departures of our Managing Partners and other key management personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by stockholders;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

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

In addition, from time to time, we may also declare special quarterly dividends based on investment realizations. Volatility in the market price of our Class A shares may be heightened at or around times of investment realizations as well as following such realizations, as a result of speculation as to whether such a dividend may be declared.
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
Our ability to pay quarterly dividends on the Preferred shares will be subject to, among other things, general business conditions, our financial results, restrictions under the terms of our existing and future indebtedness, and our liquidity needs. Any reduction or discontinuation of quarterly dividends could cause the market price of the Preferred shares to decline significantly. Accordingly, the Preferred shares may trade at a discount to their purchase price.
An investment in Class A shares and our Preferred shares is not an investment in any of our funds, and the assets and revenues of our funds are not directly available to us.
Our Class A shares and our Preferred shares are securities of Apollo Global Management, Inc. only. While our historical consolidated and combined financial information includes financial information, including assets and revenues of certain Apollo funds on a consolidated basis, and our future financial information will continue to consolidate certain of these funds, such assets and revenues are available to the fund, and not to us except through management fees, performance fees, distributions and other proceeds arising from agreements with funds, as discussed in more detail in this report.
Our Class A share price may decline due to the large number of shares eligible for future sale and for exchange into Class A shares.
The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2019, we had 222,994,407 Class A shares outstanding. The Class A shares reserved under our 2019 Omnibus Equity Incentive Plan (the “2019 Equity Plan”) are increased on the first day of each fiscal year by (i) the amount (if any) by which (a) 15% of the number of outstanding Class A shares and Apollo Operating Group units (“AOG Units”) exchangeable for Class A shares on a fully converted and diluted basis on the last day of the immediately preceding fiscal year exceeds (b) the number of shares then reserved and available for issuance under the 2019 Equity Plan, or (ii) such lesser amount by which the administrator may decide to increase the number of Class A shares. Taking into account grants of restricted share units (“RSUs”) and options made through December 31, 2019, 48,299,842 Class A shares remained available for future grant under the 2019 Equity Plan. The number of shares granted under our 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles (the “EPV Equity Plan”) will reduce the number of shares available for grant under the 2019 Equity Plan, and the number of shares granted under the 2019 Equity Plan will reduce the number of shares available for grant under the EPV Equity Plan. In addition, as of December 31, 2019, Holdings could at any time exchange its AOG Units for up to 180,111,308 Class A shares on behalf of our Managing Partners and Contributing Partners subject to the Amended and Restated Exchange Agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Amended and Restated Exchange Agreement.” We may also elect to sell additional Class A shares in one or more future primary offerings.
Our Managing Partners and Contributing Partners, through their partnership interests in Holdings, owned an aggregate of 44.7% of the AOG Units as of December 31, 2019. Subject to certain prior notice provisions and other procedures and restrictions (including any transfer restrictions and lock-up agreements applicable to our Managing Partners and Contributing Partners), each Managing Partner and Contributing Partner has the right to exchange the AOG Units for Class A shares. These Class A shares are eligible for resale from time to time, subject to certain contractual restrictions and applicable securities laws.
Our Managing Partners and Contributing Partners (through Holdings) have the ability to cause us to register the Class A shares they acquire upon exchange of their AOG Units, as was done in connection with the Company’s Secondary Offering in May 2013. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Managing Partner Shareholders Agreement—Registration Rights.”
The Strategic Investor has the ability to cause us to register its non-voting Class A shares, as was done in connection with the Company’s Secondary Offering in May 2013. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Lenders Rights Agreement.”
We have on file with the SEC a registration statement on Form S-8 covering the shares issuable under the 2019 Equity Plan. Subject to vesting and contractual lock-up arrangements, such shares will be freely tradable.
We cannot assure you that our intended quarterly dividends will be paid each quarter or at all.
Our intention is to distribute to the holders of our Class A shares and our Preferred shares on a quarterly basis substantially all of our net after-tax cash flow from operations in excess of amounts determined by the executive committee of our board of directors to be necessary or appropriate to provide for the conduct of our businesses, to make appropriate investments in our businesses and our funds, to comply with applicable laws and regulations, to service our indebtedness or to provide for future dividends to the holders of our Class A shares and our Preferred shares for any ensuing quarter. Our intention is also that such quarterly dividend will be, at a minimum, $0.40 per Class A share. The declaration, payment and determination of the amount of our quarterly dividend, if any, at the intended minimum amount or at all, will be at the sole discretion of the executive committee of our board of directors, who may change our dividend policy at any time. We cannot assure you that any dividends, whether quarterly or otherwise, will or can be paid. In making decisions regarding our quarterly dividend, the executive committee of our board of directors considers general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, legal, tax, regulatory and other restrictions that may have implications on the payment of dividends by us to the holders of our Class A shares and our Preferred shares or by our subsidiaries to us, and such other factors as the executive committee of our board of directors may deem relevant.

Our Preferred shares rank senior to our Class A shares with respect to the payment of dividends. Subject to certain exceptions, unless dividends have been declared and paid or declared and set apart for payment on the Preferred shares for a quarterly dividend period, during the remainder of that dividend period, we may not declare or pay or set apart payment for dividends on any Class A shares and any other equity securities that the Company may issue in the future ranking, as to the payment of dividends, junior to our Preferred shares and we may not repurchase any such junior shares. Dividends on the Preferred shares are discretionary and non-cumulative.
If dividends on a series of the Preferred shares have not been declared and paid for the equivalent of six or more quarterly dividend periods, whether or not consecutive, holders of the Preferred shares, together as a class with holders of any other series of parity shares with like voting rights, will be entitled to vote for the election of two additional directors to the board of directors. When quarterly dividends have been declared and paid on such series of the Preferred shares for four consecutive quarters following such a nonpayment event, the right of the holders of the Preferred shares and such parity shares to elect these two additional directors will cease, the terms of office of these two directors will forthwith terminate and the number of directors constituting the board of directors will be reduced accordingly.
Awards of our Class A shares may increase stockholder dilution and reduce profitability.
We grant Class A restricted share units to certain of our investment professionals and other personnel, both when hired and as a portion of the discretionary annual compensation they may receive. We require that a portion of the performance fees distributions payable by the general partners of certain of the funds we manage be used by the recipients of those distributions to purchase restricted Class A shares issued under our equity incentive plan. While this practice promotes alignment with stockholders and encourages investment professionals to maximize the success of the Company as a whole, these equity awards, if fulfilled by issuances of new shares by us rather than by open market purchases (which do not cause any dilution), may increase personnel-related stockholder dilution. In addition, volatility in the price of our Class A shares could adversely affect our ability to attract and retain our investment professionals and other personnel. To recruit and retain existing and future investment professionals, we may need to increase the level of compensation that we pay to them, which may cause a higher percentage of our revenue to be paid out in the form of compensation, which would have an adverse impact on our profit margins.
Purchases of our Class A shares pursuant to our share repurchase program may affect the value of our Class A shares, and there can be no assurance that our share repurchase program will enhance stockholder value.
Pursuant to our publicly announced share repurchase program, we are authorized to repurchase up to $500 million in the aggregate of our Class A shares, including through the repurchase of our outstanding Class A shares through a share repurchase program and through a reduction of Class A shares to be issued to employees to satisfy associated obligations in connection with the settlement of equity-based awards granted under the 2019 Equity Plan (and any successor equity plan thereto). The timing and amount of any share repurchases will be determined based on legal requirements, price, market and economic conditions and other factors. This activity could increase (or reduce the size of any decrease in) the market price of our Class A shares at that time. Additionally, repurchases under our share repurchase program have and will continue to diminish our cash reserves, which could impact our ability to pursue possible strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our Class A shares could decline. Although our share repurchase program is intended to enhance long-term stockholder value, short-term share price fluctuations could reduce the program’s effectiveness.
Risks Related to Our Organization and Structure
Our Class C Stockholder’s significant voting power limits the ability of holders of our Class A shares to influence our business.
Our Certificate of Incorporation provides that, for so long as there is a Class C Stockholder and the Apollo Group beneficially owns, in the aggregate, 10% or more of the voting power of the Company, holders of the Class A shares (voting together with the holder of the shares of the Class B common stock (the “Class B share”) as a single class) shall have the right to vote with respect to (i) a sale, exchange or disposition of all or substantially all of AGM Inc.’s and its subsidiaries’ assets, taken as a whole, in a single transaction or series of related transactions (provided, however, that this does not preclude or limit our ability to mortgage, pledge, hypothecate or grant a security interest in all or substantially all of the assets of our assets and those of our subsidiaries (including for the benefit of persons other than us or our subsidiaries, including affiliates of the Class C Stockholder) and does not apply to any forced sale of any or all of our assets pursuant to the foreclosure of, or other realization upon, any such encumbrance), (ii) a merger, consolidation or other business combination, (iii) certain amendments to our Certificate of Incorporation and Bylaws including amendments that would enlarge the obligations of the Class A stockholders and amendments that would have a material adverse effect on the rights or preferences of Class A stockholders, (iv) as otherwise required by the Delaware General Corporation Law (“DGCL”) or the rules of any national securities exchange, and (v) as required by the NYSE, including with respect to equity compensation plans, the issuance of common stock to a related person in excess of 1% of the outstanding shares of common stock or 1% of the voting power of AGM Inc., and the issuance of common stock in excess of 20% of the outstanding shares of common stock or 20% of the voting power of AGM Inc. Because holders of our Class A shares have limited voting rights as expressly provided in our Certificate of Incorporation and Bylaws or required by the DGCL or the rules of the NYSE, practically all matters submitted to stockholders will be decided by the vote of the Class C Stockholder. The consent of the Class A and Class B stockholders is not required for a merger of AGM Inc. into, or convey all of AGM Inc.’s assets to, a newly formed limited liability entity that has no assets, liabilities or operations at the time of such merger or conveyance other than those it receives from AGM Inc., if (a) AGM Inc. has received an opinion of counsel that the transaction would not result in the loss of the limited liability of any stockholder, (b) the sole purpose of such transaction is to effect a mere change in the legal form of AGM Inc. into another limited liability entity and (c) the governing documents of such new entity provides the AGM Inc. stockholders with substantially the same rights and obligations as they currently have. Our Certificate of Incorporation also provides that, for so long as there is a Class C Stockholder and the Apollo Group beneficially owns, in the aggregate, 10% or more of the voting power of the Company, the number of authorized Class A shares may be increased or decreased solely with the approval of the holder of the share of Class C Common Stock of AGM Inc. (the “Class C share”). Our Certificate of Incorporation also provides that, for so long as there is a Class C Stockholder and the Apollo Group beneficially owns, in the aggregate, 10% or more of the voting power of the Company, the Class C Stockholder shall nominate and elect all directors serving on the board of directors, set the total number of directors which shall constitute the board of directors and fill any vacancies or newly created directorships on the board of directors. As a result, holders of the Class A shares will have a limited ability to influence stockholder decisions, including decisions regarding our business. Our Certificate of Incorporation provides that, subject to certain exceptions, any of our shares of stock (other than the Class C share) held by a person or group (other than any member of the Apollo Group) that beneficially owns 20% or more of any class of stock then outstanding (other than the Class C share) cannot be voted on any matter and will not be considered to be outstanding when sending notices of a meeting of stockholders to vote on any matter (unless otherwise required by applicable law), calculating required votes, determining the presence of a quorum or for other similar purposes under our Certificate of Incorporation or Bylaws. Our Certificate of Incorporation and our Bylaws also contain provisions limiting the ability of the holders of our Class A shares to call meetings and to influence the manner or direction of our management.
In addition, holders of the Preferred shares generally have no voting rights and have none of the voting rights given to holders of our Class A shares or Class B share, subject to certain exceptions.
Potential conflicts of interest may arise among the Class C Stockholder and the holders of our Class A shares.

Our Class C Stockholder, AGM Management, LLC, is owned and controlled by our Managing Partners. As a result, conflicts of interest may arise among the Class C Stockholder and its controlling persons, on the one hand, and us and/or the holders of our Class A shares, on the other hand.

The Class C Stockholder has the ability to influence our business and affairs through its ownership of the sole Class C share, which includes the ability to nominate and elect all directors serving on our board of directors, and provisions under our Certificate of Incorporation requiring Class C Stockholder approval for certain corporate actions (in addition to approval by our board of directors). See “—Certain actions by our board of directors require the approval of the Class C Stockholder, which is controlled by our Managing Partners.” For so long as there is a Class C Stockholder and the Apollo Group beneficially owns, in the aggregate, at least 10% of the voting power of the Company, if the holders of our Class A shares are dissatisfied with the performance of our board of directors, they have no ability to remove any of our directors, with or without cause.

Further, through its ability to elect our board of directors, the Class C Stockholder has the ability to indirectly influence the determination of the amount and timing of the Apollo Operating Group entities’ investments and dispositions, cash expenditures, including those relating to compensation, indebtedness, issuances of additional partner interests, tax liabilities and amounts of reserves, each of which can affect the amount of cash that is available for distribution to holders of AOG Units.

In addition, conflicts may arise relating to the selection, structuring and disposition of investments and other transactions, declaring dividends and other distributions and other matters due to the fact that our Managing Partners and Contributing Partners indirectly hold AOG Units through the Apollo Operating Group and its subsidiaries, which are pass-through entities that are not subject to corporate income taxation.

We may from time to time undertake internal reorganizations that may adversely impact our business and results of operations.
On September 5, 2019, we converted from a Delaware limited liability company to a Delaware corporation. From time to time, we may undertake other internal reorganizations in an effort to simplify our organizational structure, streamline our operations or for other reasons. Such internal reorganization may involve, among other things, the combination or dissolution of certain of our existing subsidiaries and the creation of new subsidiaries. These transactions could be disruptive to our business, result in significant expense, require regulatory approvals, and fail to result in the intended or expected benefits, any of which could adversely impact our business and results of operations.
Control by our Managing Partners of the combined voting power of our shares and holding their economic interests through the Apollo Operating Group may give rise to conflicts of interests.
Our Managing Partners controlled 100% of the Class C Stockholder and 44.7% of the combined voting power of our Class A shares and Class B share entitled to vote as of December 31, 2019. Accordingly, our Managing Partners have the ability to control our management and affairs. In addition, through their control of our Class C Stockholder, they are able to determine the outcome of all matters requiring stockholder approval, except as otherwise provided in our Certificate of Incorporation and Bylaws or required by the DGCL or the rules of the NYSE. The control of voting power by our Managing Partners could deprive Class A stockholders of an opportunity to receive a premium for their Class A shares as part of a sale of our company, and might ultimately affect the market price of the Class A shares.
In addition, our Managing Partners and Contributing Partners, through their beneficial ownership of partnership interests in Holdings, were entitled to 44.7% of Apollo Operating Group’s economic returns through the AOG Units owned by Holdings as of December 31, 2019. Because they hold their economic interest in our businesses directly through the Apollo Operating Group, rather than through the issuer of the Class A shares, our Managing Partners and Contributing Partners may have conflicting interests with holders of Class A shares including relating to the selection, structuring, and disposition of investments and any decision to alter our structure. For example, our Managing Partners and Contributing Partners may have different tax positions from us, in part because our Managing Partners and Contributing Partners hold all or a portion of their AOG Units through entities that are not subject to corporate income taxation and we are subject to corporate income taxation. In addition, the earlier taxable disposition of assets following an exchange transaction by a Managing Partner or Contributing Partner may accelerate payments under the tax receivable agreement and increase the present value of such payments, and the taxable disposition of assets before an exchange or transaction by a Managing Partner or Contributing Partner may increase the tax liability of a Managing Partner or Contributing Partner without giving rise to any rights to such Managing Partner or Contributing Partner to receive payments under the tax receivable agreement. For a description of the tax receivable agreement, see “Item 13. Certain Relationships and Related Party Transactions—Amended and Restated Tax Receivable Agreement.” Additionally, as a result of the reduction in the corporate tax rate to 21%, there is a significant differential in tax rates that apply to us and our Managing Partners and Contributing Partners, which may influence when and to what extent the executive committee of our board of directors decides to cause the Apollo Operating Group to make distributions to Holdings, which is 100% beneficially owned, directly and indirectly, by our Managing Partners and our Contributing Partners, and the five intermediate holding companies, which are 100% owned by us. In addition, the structuring of future transactions may take into consideration the Managing Partners’ and Contributing Partners’ tax considerations even where no similar benefit would accrue to us.
Our board of directors has delegated all of its powers and authority in the management of the business and affairs of the Company to an executive committee.
Our board of directors has delegated to an executive committee of our board of directors all the powers and authority of the board of directors in the management of the business and affairs of the Company, except (i) approving or adopting, or recommending to our stockholders any action or matter (other than the election or removal of our directors) expressly required by the DGCL to be submitted to our stockholders for approval, (ii) adopting, amending or repealing any of our bylaws, (iii) with respect to decisions regarding a demand by one or more stockholders to bring or investigate certain claims and (iv) any action or matter our board of directors is from time to time required to delegate to a committee of independent directors by any applicable rule, regulation, guideline or requirement of the NYSE. Such delegation may only be revoked by an amendment to our Certificate of Incorporation. The current members of the executive committee are our Managing Partners.
Additionally, as directors, our Managing Partners have disproportionate voting power as compared to the other members of the board of directors, such that they control a majority of the votes on the board of directors. See “Item 10. Directors, Executive Officers and Corporate Governance-Independence and Composition of Our Board of Directors.”
We qualify for, and rely on, exceptions from certain corporate governance and other requirements under the rules of the NYSE.
We qualify for exceptions from certain corporate governance and other requirements under the rules of the NYSE. Pursuant to these exceptions, we may elect not to comply with certain corporate governance requirements of the NYSE, including the requirements (i) that a majority of our board of directors consist of independent directors, (ii) that we have a nominating/corporate governance committee that is composed entirely of independent directors and (iii) that we have a compensation committee that is composed entirely of independent directors. In addition, we are not required to hold annual meetings of our stockholders. Pursuant to the exceptions available to a controlled company under the rules of the NYSE, we have elected not to have a nominating and corporate governance committee comprised entirely of independent directors, nor a compensation committee comprised entirely of independent directors. Although we currently have a board of directors comprised of a majority of independent directors, we plan to continue to avail ourselves of these exceptions. Accordingly, you will not have the same protections afforded to equity holders of entities that are subject to all of the corporate governance requirements of the NYSE.
Because our Class A shares have limited voting rights, we are not required to comply with certain provisions of U.S. securities laws relating to proxy statements and other annual meeting materials, stockholder proposals and other matters.

Our Class A shares have limited voting rights as expressly provided in the Certificate of Incorporation or required by the DGCL or the rules of the NYSE. As a result, we are not required to file proxy statements or information statements under Section 14 of the Exchange Act, unless a vote of holders of our Class A shares is required by applicable law or the rules of the NYSE. Accordingly, legal causes of action and remedies under Section 14 of the Exchange Act for inadequate or misleading information in proxy statements will not generally be available to holders of our Class A shares. If we do not deliver any proxy statements, information statements, annual reports, and other information and reports to the Class C Stockholder, then we will similarly not provide any of this information to the holders of our Class A shares. In addition, we are generally not subject to the “say-on-pay” and “say-on-frequency” provisions of the Dodd-Frank Act. As a result, our stockholders will not have an opportunity to provide a non-binding vote on the compensation of our named executive officers. Moreover, holders of our Class A shares will be unable to bring matters before our annual meeting of stockholders or nominate directors at such meeting, nor can they generally submit stockholder proposals under Rule 14a-8 of the Exchange Act.
Our Certificate of Incorporation states that the Class C Stockholder is under no obligation to consider the separate interests of the other stockholders and contains provisions limiting the liability of the Class C Stockholder.
All or nearly all matters required to be submitted to stockholders will be determined solely by the vote of the Class C Stockholder. Subject to applicable law, our Certificate of Incorporation contains provisions limiting the duties owed by the Class C Stockholder. Our Certificate of Incorporation contains provisions stating that, to the fullest extent permitted by applicable law, the Class C Stockholder is under no obligation to consider the separate interests of the other stockholders (including, without limitation, the tax consequences to such stockholders) in deciding whether or not to cause us to take (or decline to take) any action as well as provisions stating that the Class C Stockholder shall not be liable to the other stockholders for monetary damages for losses sustained, liabilities incurred or benefits not derived by such holders in connection with such decision. See “—Potential conflicts of interest may arise among the Class C Stockholder and the holders of our Class A shares.”
Other anti-takeover provisions in our Certificate of Incorporation and Bylaws, and Delaware law could delay or prevent a change in control.
In addition to the provisions described elsewhere in this report relating to the Class C Stockholder’s control, other provisions in our Certificate of Incorporation and Bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable by, for example:

•	permitting our board of directors to issue one or more series of preferred stock, which could be issued by our board of directors to thwart a takeover attempt;

•	requiring advance notice for stockholder proposals and nominations if they are ever permitted by applicable law; and

•	placing limitations on convening stockholder meetings.

In addition, certain provisions of Delaware law give us the ability to delay or prevent a transaction that could cause a change in our control. These provisions may also discourage acquisition proposals or delay or prevent a change in control. The market price of our Class A shares and our Preferred shares could be adversely affected to the extent that such provisions discourage potential takeover attempts that our stockholders may favor.
Our issuance of preferred stock may cause the price of our Class A shares to decline, which may negatively impact our Class A stockholders.
Our board of directors is authorized to issue series of shares of preferred stock without any action on the part of our stockholders and, with respect to each such series, fix, without stockholder approval (except as may be required by our Certificate of Incorporation or any certificate of designation relating to any outstanding series of preferred stock), the designation of such series, the powers (including voting powers), preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof, of such series of preferred stock and the number of shares of such series. Any series of preferred stock we may issue in the future will rank senior to all of our Class A shares with respect to the payment of dividends or upon our liquidation, dissolution, or winding-up. If we issue cumulative preferred stock in the future that has preference over our Class A shares with respect to the payment of dividends or upon our liquidation, dissolution, or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our Class A stockholders in the limited instances in which they have the right to vote, the market price of our Class A shares could decrease. Similarly, the governance documents of the Apollo Operating Group authorize entities that are members of the Apollo Operating Group to issue an unlimited number of additional AOG Units with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the AOG Units, and which may be exchangeable for AOG Units.
The Class C Stockholder will not be liable to Apollo or holders of our Class A shares for any acts, or omissions unless there has been a final and non-appealable judgment determining that the Class C Stockholder acted in bad faith or engaged in fraud or willful misconduct and we have also agreed to indemnify the Class C Stockholder to a similar extent.
Even if there is deemed to be a breach of the obligations set forth in our Certificate of Incorporation, our Certificate of Incorporation provides that the Class C Stockholder will not be liable to us or the holders of our Class A shares for any acts or omissions unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that the Class C Stockholder or its officers and directors acted in bad faith or engaged in fraud or willful misconduct. These provisions are detrimental to the holders of our Class A shares because they restrict the remedies available to stockholders for actions of the Class C Stockholder.
In addition, we have agreed to indemnify AGM Management, LLC in its capacity as the former manager of Apollo Global Management, LLC and as the Class C Stockholder, its affiliates, any member, partner, Tax Matters Partner (as defined in U.S. Internal Revenue Code of 1986, as amended (the “Code”), as in effect prior to 2018), Partnership Representative (as defined in the Code), officer, director, employee agent, fiduciary or trustee of any of Apollo or its subsidiaries, the Class C Stockholder or any of our or the Class C Stockholder’s affiliates and certain other specified persons (collectively, the “Indemnitees”), to the fullest extent permitted by law, against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts incurred by any Indemnitee. We have agreed to provide this indemnification unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that the Indemnitee acted in bad faith or engaged in fraud or willful misconduct. We have also agreed to provide this indemnification for criminal proceedings.
Certain actions by our board of directors require the approval of the Class C Stockholder, which is controlled by our Managing Partners.
Although the affirmative vote of a majority of our directors is required for any action to be taken by our board of directors, certain specified actions will also require the approval of the Class C Stockholder, which is controlled by our Managing Partners. These actions consist of the following:

•
the entry into a debt financing arrangement by us in an amount in excess of 10% of our then existing long-term indebtedness (other than the entry into certain intercompany debt financing arrangements);

•
the issuance by us or our subsidiaries of any securities that would (i) represent, after such issuance, or upon conversion, exchange or exercise, as the case may be, at least 5% on a fully diluted, as converted, exchanged or exercised basis, of any class of our or their equity securities or (ii) have designations, preferences, rights, priorities or powers that are more favorable than those of the Class A shares;

•	the adoption by us of a stockholder rights plan;

•	the amendment of our Certificate of Incorporation or our Bylaws;

•	the exchange or disposition of all or substantially all of our assets in a single transaction or a series of related transactions;

•	the merger, sale or other combination of the Company with or into any other person;

•	the transfer, mortgage, pledge, hypothecation or grant of a security interest in all or substantially all of the assets of the Company and its subsidiaries;

•	the removal of an executive officer;

•	the liquidation or dissolution of us; and

•
the sale or other disposition of the Apollo Operating Group and/or its subsidiaries or any portion thereof, through a merger, recapitalization, stock sale, asset sale or otherwise, to an unaffiliated third party, or a borrowing to finance a direct or indirect distribution to BRH Holdings GP, Ltd. (“BRH”), in each case subject to certain exceptions.

The Class C Stockholder may transfer its Class C share to a third-party without stockholder consent, subject to certain restrictions set forth in our Certificate of Incorporation.
The Class C Stockholder may transfer its Class C share to a third-party in a merger or consolidation or in a transfer of all or substantially all of its assets without the consent of our stockholders. The Class C Stockholder may only transfer all and not a portion of its Class C share to a permissible successor that is a member of the Apollo Group at any time by giving notice of such transfer in writing or by electronic transmission to our board of directors.  Furthermore, at any time, the members of our Class C Stockholder may sell or transfer all or part of their membership interests in our Class C Stockholder without the approval of our stockholders. A new Class C Stockholder may not be willing or able to form new funds and could form funds that have investment objectives and governing terms that differ materially from those of our current funds. A new owner could also have a different investment philosophy, employ investment professionals who are less experienced, be unsuccessful in identifying investment opportunities or have a track record that is not as successful as Apollo’s track record. If any of the foregoing were to occur, our funds could experience difficulty in making new investments, and the value of our funds’ existing investments, our businesses, our results of operations and our financial condition could materially suffer.
Our ability to pay regular dividends may be limited by our holding company structure. We are dependent on dividends from the Apollo Operating Group to pay dividends, taxes and other expenses.
As a holding company, our ability to pay dividends will be subject to the ability of our subsidiaries to provide cash to us. We intend to make quarterly dividends to the holders of our Class A shares and our Preferred shares. Accordingly, we expect to cause the Apollo Operating Group to make dividends to its shareholders (Holdings, which is 100% beneficially owned, directly and indirectly, by our Managing Partners and our Contributing Partners, and the intermediate holding companies, which are 100% owned by us), pro rata in an amount sufficient to enable us to pay such dividends to the holders of our Class A shares and our Preferred shares; however, such dividends may not be made.
There may be circumstances under which we are restricted from paying dividends under applicable law or regulation (for example, due to Delaware limited partnership, DGCL or limited liability company act limitations on making dividends if liabilities of the entity after the dividend would exceed the value of the entity’s assets).
We are required to pay our Managing Partners and Contributing Partners for most of the actual tax benefits we realize as a result of the tax basis step-up we receive in connection with our acquisitions of units from our Managing Partners and Contributing Partners.
Subject to certain restrictions, each Managing Partner and Contributing Partner has the right to exchange the AOG Units that he holds through his partnership interest in Holdings for our Class A shares in a taxable transaction. These exchanges, as well as our acquisitions of units from our Managing Partners or Contributing Partners, may result in increases in the tax basis of the intangible assets of the Apollo Operating Group that otherwise would not have been available. Any such increases may reduce the amount of tax that Apollo Global Management, Inc., the parent of the consolidated group which includes APO Corp. and APO Asset Corp., wholly owned subsidiaries of Apollo Global Management, Inc., would otherwise be required to pay in the future.
We have entered into a tax receivable agreement with our Managing Partners and Contributing Partners that provides for the payment by Apollo Global Management, Inc., to our Managing Partners and Contributing Partners of 85% of the amount of actual tax savings, if any, that Apollo Global Management, Inc. realizes (or is deemed to realize in the case of an early termination payment by Apollo Global Management, Inc. or a change of control, as discussed below) as a result of these increases in tax deductions and tax basis and certain other tax benefits, including imputed interest expense, related to entering into the tax receivable agreement. Future payments that Apollo Global Management, Inc. may make to our Managing Partners and Contributing Partners could be material in amount.
The IRS could challenge our claim to any increase in the tax basis of the assets owned by the Apollo Operating Group that results from the exchanges entered into by the Managing Partners or Contributing Partners. The IRS could also challenge any additional tax depreciation and amortization deductions or other tax benefits (including deductions for imputed interest expense associated with payments made under the tax receivable agreement) we claim as a result of, or in connection with, such increases in the tax basis of such assets. If the IRS were to successfully challenge a tax basis increase or tax benefits we previously claimed from a tax basis increase, Holdings would not be obligated under the tax receivable agreement to reimburse Apollo Global Management, Inc. for any payments previously made to them (although any future payments would be adjusted to reflect the result of such challenge). As a result, in certain circumstances, payments could be made to our Managing Partners and Contributing Partners under the tax receivable agreement in excess of 85% of the actual aggregate cash tax savings of Apollo Global Management, Inc. Apollo Global Management, Inc.’s ability to achieve benefits from any tax basis increase and the payments to be made under this agreement will depend upon a number of factors, including the timing and amount of its future income.
In addition, the tax receivable agreement provides that, upon a merger, asset sale or other form of business combination or certain other changes of control, Apollo Global Management, Inc.’s (or its successor’s) obligations with respect to exchanged or acquired units (whether exchanged or acquired before or after such change of control) would be based on certain assumptions, including that Apollo Global Management, Inc. would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Amended and Restated Tax Receivable Agreement.”

If we were deemed an investment company under the Investment Company Act, applicable restrictions could make it impractical for us to continue our businesses as contemplated and could have a material adverse effect on our businesses and the price of our Class A shares and our Preferred shares.
We do not believe that we are an “investment company” under the Investment Company Act because the nature of our assets and the income derived from those assets allow us to rely on the exception provided by Rule 3a-1 issued under the Investment Company Act. In addition, we believe we are not an investment company under Section 3(b)(1) of the Investment Company Act because we are primarily engaged in non-investment company businesses. We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, we would be subject to restrictions imposed by the Investment Company Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our businesses as contemplated and would have a material adverse effect on our businesses and the price of our Class A shares and our Preferred shares.
We may fail to realize the anticipated benefits of the Conversion or those benefits may take longer to realize than expected or not offset the costs of the Conversion, which could have a material and adverse impact on the trading price of our securities.
We believe that the Conversion will, among other things, make it significantly easier for both domestic and international investors to own stock in the Company, expand our global investor base and drive greater value for all of our stockholders over time. However, the level of investor interest in the Class A shares may not meet our expectations. For example, we may not meet eligibility requirements of benchmark stock indices, benchmark stock indices may change their eligibility requirements in a manner that is adverse to us or otherwise determine not to include the Class A shares. Moreover, even if we succeed in having our shares included in key stock indices and simplify our tax structure and reporting, this may not result in the increased demand for our securities that we anticipate. Consequently, we may fail to realize the anticipated benefits of the Conversion or those benefits may take longer to realize than we expect. Moreover, there can be no assurance that the anticipated benefits of the Conversion will offset its costs, which could be greater than we expect, particularly if there were to be an increase in the U.S. federal corporate income tax rate. Our failure to achieve the anticipated benefits of the Conversion at all or in a timely manner, or a failure of any benefits realized to offset their costs, could have a material and adverse impact on the trading price of our securities.
Our Bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain legal actions between us and our stockholders, which could limit our stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with us or our directors, officers or employees, and the enforceability of the exclusive forum provision may be subject to uncertainty.
Article VII of the Bylaws provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, other employees or stockholders to us or our stockholders or any current or former member or fiduciary of the Company to the Company or the Company’s members; (c) any action asserting a claim arising pursuant to any provision of the DGCL, the Certificate of Incorporation or the Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (d) any action asserting a claim governed by the internal affairs doctrine, except for, as to each of (a) through (d) above, any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in the Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations. The exclusive forum provision also provides that it will not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Article VII provides that any person or entity who acquires or holds an interest in the capital stock of the Company will be deemed to have notice of and consented to the provisions of Article VII. Stockholders cannot waive, and will not be deemed to have waived under the exclusive forum provision, the Company’s compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this exclusive forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, this exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Further, in the event a court finds the exclusive forum provision contained in the Bylaws to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Risks Related to Taxation

Recently enacted U.S. tax legislation may adversely affect our results of operations and cash flows.

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

To date, the IRS has issued several notices along with some final regulations and numerous proposed regulations with respect to certain provisions of the TCJA, however there remains limited binding guidance for significant provisions. There are numerous interpretive issues and ambiguities that will require guidance and that are not clearly addressed in the Conference Report that accompanied the TCJA or guidance produced by the IRS to date. Technical corrections legislation will likely be needed to clarify certain of the new provisions and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or other legislative changes that may be needed to prevent unintended or unforeseen adverse tax consequences will be enacted by Congress. We continue to examine the impact of the TCJA, but the compliance costs for us to ensure proper compliance with changes introduced by the TCJA may prove burdensome in the future and the TCJA may adversely affect our results of operations and cash flows.

On September 5, 2019, we converted from a Delaware limited partnership to a Delaware corporation, and as a result applicable taxes will reduce the amount available for dividends to holders of Class A shares in respect of such investments and could adversely affect the value of your investment.
Effective September 5, 2019, we converted to a Delaware corporation. As a result, we could be liable for significant U.S. federal income taxes and applicable state, local and other taxes that would not otherwise be incurred, which could reduce the amount of cash available for dividends to holders of Class A shares and adversely affect the value of your investment.
Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to us and our funds is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. Specifically, the IRS could challenge our claims to increases in the tax basis of assets in the Apollo Operating Group arising from our incorporation and from various tax elections that have been made in connection therewith. Further, we cannot predict how changes in the TCJA, regulations, technical corrections or other guidance issued under it or conforming or non-conforming state tax rules might affect us or our business or the business of our portfolio companies. In addition, there can be no assurance that U.S. tax laws, including laws impacting the corporate income tax rate, will not change in the future.

An increase in the corporate income tax rate would likely result in an increase of our overall tax burden and may adversely affect the value of your investment.
We may hold or acquire certain investments in or through entities classified as PFICs or CFCs for U.S. federal income tax purposes, which could adversely affect the value of your investment.
Certain of our investments may be in foreign corporations or may be acquired through foreign subsidiaries that would be classified as corporations for U.S. federal income tax purposes. Such entities may be passive foreign investment companies (“PFICs”) or controlled foreign corporations (“CFCs”) for U.S. federal income tax purposes. For example, certain portfolio companies owned by our funds are considered to be CFCs for U.S. federal income tax purposes. As a result, we may experience adverse U.S. tax consequences, including the recognition of taxable income prior to the receipt of cash relating to such income. In addition, gain on the sale of a PFIC or CFC, including certain non-U.S. portfolio companies owned by our funds may be taxable at ordinary income tax rates, which may result in an increase of our overall tax burden and adversely affect the value of your investment.
As described above, the TCJA introduced a new minimum tax on “Global Intangible Low-Taxed Income” (“GILTI”) which may require us to pay tax at the highest rates applicable to ordinary income on our pro rata share of GILTI generated by certain CFCs that we own directly or indirectly prior to the receipt of cash relating to such income. Although we are still evaluating the new minimum tax imposed on GILTI and the full impact of such tax is unclear at this point, it is possible that we may be required to recognize income without the receipt of cash relating to such income.
Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure is also subject to on-going future potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.
The U.S. federal income tax treatment of our structure and transactions undertaken by us depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. In particular, there is limited guidance regarding the application and interpretation of the TCJA, as discussed above under “—Recently enacted U.S. tax legislation may materially adversely affect our results of operations and cash flows.” As a result, there is significant uncertainty regarding how the provisions of the TCJA will be interpreted, and guidance may not be forthcoming from the government. To date, the IRS has issued several notices along with some final regulations and numerous proposed regulations with respect to certain provisions of the TCJA, however there remains limited binding guidance for significant provisions. There can be no assurance that technical clarifications or other legislative changes that may be needed to prevent unintended or unforeseen adverse tax consequences will be enacted by Congress.
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
Under the Foreign Account Tax Compliance Act (“FATCA”), certain U.S. withholding agents, or USWAs, foreign financial institutions (“FFIs”), and non-financial foreign entities (“NFFEs”), are required to report information about offshore accounts and investments to the U.S. or their local taxing authorities annually. In response to this legislation, various foreign governments have entered into Intergovernmental Agreements (“IGAs”), with the U.S. Government and some have enacted similar legislation.
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
Failure to meet these regulatory requirements could expose Apollo and/or its investors to a punitive withholding tax of 30% on certain U.S. payments and possibly limit their ability to open bank accounts and secure funding the global capital markets. As of 2019, a 30% withholding tax applies to the gross proceeds from the sale of U.S. stocks and securities. Recently proposed regulations were issued eliminating withholding on the payments of gross proceeds and further delaying the effective date of foreign pass-thru payment withholding, however aspects of these changes are uncertain and may be modified by regulations issued by the U.S. Treasury Department. The reporting obligations imposed under FATCA require FFIs to comply with agreements with the IRS to obtain and disclose information about certain investors to the IRS. The administrative and economic costs of compliance with FATCA may discourage some investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors. Like FATCA, CRS imposes reporting obligations on Financial Institutions (“FIs”) not residents in the United States, but CRS does not impose withholding tax obligations. Compliance with CRS and other similar regimes could result in increased administrative and compliance costs and could subject our investment entities to increased non-U.S. withholding taxes.
You may be subject to an additional U.S. federal income tax on dividends received from us and on gain from the sale of the Class A shares.
Individuals, estates and trusts are currently subject to an additional 3.8% tax on “net investment income” (or undistributed “net investment income,” in the case of estates and trusts) for each taxable year, with such tax applying to the lesser of such income or the excess of such person’s adjusted gross income (with certain adjustments) over a specified amount. Net investment income includes net income from interest, dividends, annuities, royalties and rents and net gain attributable to the disposition of investment property. It is anticipated that dividends and gain attributable to an investment in us will be included in a holder of the Class A share’s “net investment income” subject to this additional tax.
We may be liable for adjustments to the tax returns of our underlying portfolio companies or other partnerships through which we make investments as a result of partnership audit legislation.
Legislation enacted in 2015 and effective for the 2018 taxable year significantly changed the rules for U.S. federal income tax audits of partnerships. Such audits will continue to be conducted at the partnership level, but with respect to tax returns for taxable years beginning after December 31, 2017, any adjustments to the amount of tax due (including interest and penalties) will be payable by the partnership rather than the partners of such partnership unless the partnership qualifies for and affirmatively elects an alternative procedure. In general, under the default procedures, taxes imposed on our portfolio companies taxed as partnerships for U.S. federal income tax purposes or other partnerships through which we make investments would be assessed at the highest rate of tax applicable for the reviewed year and determined without regard to the character of the income or gain, the tax status of the shareholders or the benefit of any shareholder-level tax attributes (that could otherwise reduce any tax due).

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
The number of holders of record of our Class A shares as of February 18, 2020 was 4. This does not include the number of stockholders that hold stock in “street name” through banks or broker-dealers. As of February 18, 2020, there was 1 holder of our Class B share. As of February 18, 2020, there was 1 holder of our Class C share.
Cash Dividend Policy
The quarterly cash dividend paid to our Class A stockholders can be found in note 14 to our consolidated financial statements. We have declared an additional cash dividend of $0.89 per share of Class A shares in respect of the fourth quarter of 2019 which will be paid on February 28, 2020 to holders of record of Class A shares at the close of business on February 11, 2020.
Segment Distributable Earnings (“Segment DE”) is the key performance measure used by management in evaluating the performance of Apollo’s credit, private equity and real assets segments. See note 17 to the consolidated financial statements for more details regarding the components of Segment DE. Distributable Earnings (“DE”) represents Segment DE less estimated current corporate, local and non-U.S. taxes as well as the current payable under Apollo’s tax receivable agreement. DE is net of preferred dividends, if any, to the Series A and Series B Preferred stockholders. DE excludes the impacts of the remeasurement of deferred tax assets and liabilities which arises from changes in estimated future tax rates. Segment DE, as well as DE are supplemental non-U.S. GAAP measures to assess performance and the amount of earnings available for distribution to Class A stockholders, holders of RSUs that participate in distributions and holders of AOG Units.
Subject to certain exceptions, unless dividends have been declared and paid or declared and set apart for payment on the Preferred shares for a quarterly dividend period, during the remainder of that dividend period, we may not declare or pay or set apart payment for dividends on any Class A shares and any other equity securities that the Company may issue in the future ranking, as to the payment of dividends, junior to our Preferred shares and we may not repurchase any such junior shares. See “Item 1A. Risk Factors—Risks Related to Our Class A Shares and Our Preferred Shares—We cannot assure you that our intended quarterly dividends will be paid each quarter or at all.”
Our current intention is to distribute to our Class A stockholders on a quarterly basis substantially all of our Distributable Earnings attributable to Class A stockholders, in excess of amounts determined by the executive committee of our board of directors to be necessary or appropriate to provide for the conduct of our business and, at a minimum, a quarterly dividend of $0.40 per share.
The declaration, payment and determination of the amount of our quarterly dividend will be at the sole discretion of the executive committee of our board of directors, which may change our cash dividend policy at any time. We cannot assure you that any dividend, whether quarterly or otherwise, will or can be paid. In making decisions regarding our quarterly dividend, the executive committee of our board of directors will take into account general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, legal, tax and regulatory restrictions, restrictions and other implications on the payment of dividends by us to our Class A stockholders or by our subsidiaries to us and such other factors as our manager may deem relevant.
Because we are a holding company that owns intermediate holding companies, the funding of each dividend, if declared, will occur in three steps, as follows.

•
First, we will cause one or more entities in the Apollo Operating Group to make a distribution to all of its partners or members (as applicable), including our wholly-owned subsidiaries APO Corp., APO Asset Co., LLC, APO (FC), LLC, APO (FC II), LLC, APO UK (FC), Limited and APO (FC III), LLC (as applicable), and Holdings, on a pro rata basis;

•
Second, we will cause our intermediate holding companies, APO Corp., APO Asset Co., LLC, APO (FC), LLC, APO (FC II), LLC, APO UK (FC), Limited and APO (FC III), LLC (as applicable), to distribute to us, from their net after-tax proceeds, amounts equal to the aggregate dividend we have declared; and

•	Third, we will distribute the proceeds received by us to our Class A stockholders on a pro rata basis.

Payments that any of our intermediate holding companies make under the tax receivable agreement will reduce amounts that would otherwise be available for distribution by us on our Class A shares. See note 15 to our consolidated financial statements for information regarding the tax receivable agreement.
Under the DGCL, we may only pay dividends to our stockholders out of (i) our surplus, as defined and computed under the provisions of the DGCL or (ii) our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  Subject to the rights of the holders of the Preferred shares and applicable law, our Certificate of Incorporation and Bylaws provide that the executive committee of our board of directors may, in its sole discretion, at any time and from time to time, declare, make and pay dividends to the holders of Class A shares. The debt arrangements, as described in note 11 to our consolidated financial statements, do not contain restrictions on our or our subsidiaries' ability to pay dividends; however, instruments governing indebtedness that we or our subsidiaries incur in the future may contain restrictions on our or our subsidiaries' ability to pay dividends or make other cash distributions to equity holders.
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
Our cash dividend policy has certain risks and limitations, particularly with respect to liquidity. Although we expect to pay dividends according to our cash dividend policy, we may not pay dividends according to our policy, or at all, if, among other things, we do not have the cash necessary to pay the intended dividends.
As of December 31, 2019, approximately 9.0 million RSUs granted to Apollo employees (net of forfeited awards) were entitled to distribution equivalents, which are paid in cash.
Securities Authorized for Issuance Under Equity Compensation Plans
See the table under “Securities Authorized for Issuance Under Equity Compensation Plans” set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Unregistered Sale of Equity Securities
On October 28, 2019, November 15, 2019, November 18, 2019 and November 26, 2019, we issued 59,337, 132,105, 126,690 and 31,664 shares of Class A shares, respectively, net of taxes to Apollo Management Holdings, L.P., a subsidiary of Apollo Global Management, Inc., in connection with issuances of stock to participants in the Equity Plan for an aggregate purchase price of $2.4 million, $5.8 million, $5.4 million and $1.4 million, respectively. The issuance was exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.
Issuer Purchases of Equity Securities
There were no purchases of our Class A shares made by us or on our behalf during the fiscal quarter ended December 31, 2019. As of December 31, 2019, the approximate dollar value of Class A shares that may be purchased under the program was $223.6 million.
Pursuant to a publicly announced share repurchase program, the Company is authorized to repurchase up to $500 million in the aggregate of its Class A shares, including through the repurchase of outstanding Class A shares and through a reduction of Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the 2019 Equity Plan (or any successor equity plan thereto). Class A shares may be repurchased from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. The Company is not obligated under the terms of the program to repurchase any of its Class A shares. The repurchase program has no expiration date and may be suspended or terminated by the Company at any time without prior notice. Class A shares repurchased as part of this program are canceled by the Company.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected historical consolidated and other data of Apollo Global Management, Inc. should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data.”
The selected historical consolidated statements of operations data of Apollo Global Management, Inc. for each of the years ended December 31, 2019, 2018 and 2017 and the selected historical consolidated statements of financial condition data as of December 31, 2019 and 2018 have been derived from our audited consolidated financial statements which are included in “Item 8. Financial Statements and Supplementary Data.”
We derived the selected historical consolidated statements of operations data of Apollo Global Management, Inc. for the years ended December 31, 2016 and 2015 and the selected consolidated statements of financial condition data as of December 31, 2017, 2016 and 2015 from our audited consolidated financial statements which are not included in this report.

	For the Years Ended December 31,
	2019	2018	2017(1)	2016(1)	2015(1)
	(in thousands, except per share data)
Statement of Operations Data
Revenues:
Management fees	$1,575,814	$1,345,252	$1,154,925	$1,043,513	$930,194
Advisory and transaction fees, net	123,644	112,278	117,624	146,665	14,186
Investment income (loss):
Performance allocations	1,057,139	(400,305)	1,306,193	712,865	45,079
Principal investment income	166,527	5,122	161,630	103,178	14,855
Total investment income (loss)	1,223,666	(395,183)	1,467,823	816,043	59,934
Incentive fees	8,725	30,718	31,431	67,341	52,211
Total Revenues	2,931,849	1,093,065	2,771,803	2,073,562	1,056,525
Expenses:
Compensation and benefits:
Salary, bonus and benefits	514,513	459,604	428,882	389,130	354,524
Equity-based compensation	189,648	173,228	91,450	102,983	97,676
Profit sharing expense	556,926	(57,833)	515,073	357,074	85,229
Total compensation and benefits	1,261,087	574,999	1,035,405	849,187	537,429
Interest expense	98,369	59,374	52,873	43,482	30,071
General, administrative and other	330,342	266,444	257,858	247,000	255,061
Placement fees	1,482	2,122	13,913	26,249	8,414
Total Expenses	1,691,280	902,939	1,360,049	1,165,918	830,975
Other Income (Loss):
Net gains (losses) from investment activities	138,154	(186,449)	95,104	139,721	121,723
Net gains from investment activities of consolidated variable interest entities	39,911	45,112	10,665	5,015	19,050
Interest income	35,522	20,654	6,421	4,072	3,232
Other income (loss), net	(46,307)	35,829	245,640	4,562	7,673
Total Other Income (Loss)	167,280	(84,854)	357,830	153,370	151,678
Income before income tax (provision) benefit	1,407,849	105,272	1,769,584	1,061,014	377,228
Income tax (provision) benefit	128,994	(86,021)	(325,945)	(90,707)	(26,733)
Net Income	1,536,843	19,251	1,443,639	970,307	350,495
Net income attributable to Non-Controlling Interests	(693,650)	(29,627)	(814,535)	(567,457)	(215,998)
Net Income (Loss) Attributable to Apollo Global Management, Inc.	843,193	(10,376)	629,104	402,850	134,497
Series A Preferred Stock Dividends	(17,531)	(17,531)	(13,538)	—	—
Series B Preferred Stock Dividends	(19,125)	(14,131)	—	—	—
Net Income (Loss) Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$806,537	$(42,038)	$615,566	$402,850	$134,497
Net Income (Loss) Available to Class A Common Stock – Basic	$3.72	$(0.30)	$3.12	$2.11	$0.61
Net Income (Loss) Available to Class A Common Stock – Diluted	$3.71	$(0.30)	$3.10	$2.11	$0.61

	For the Years Ended December 31,
	2019	2018	2017(1)	2016(1)	2015(1)
	(in thousands)
Statement of Financial Condition Data
Total assets	$8,542,117	$5,991,654	$6,991,070	$5,629,553	$4,559,808
Debt (excluding obligations of consolidated variable interest entities)	2,650,600	1,360,448	1,362,402	1,352,447	1,025,255
Debt obligations of consolidated variable interest entities	850,147	855,461	1,002,063	786,545	801,270
Total stockholders’ equity	3,038,127	2,451,840	2,897,796	1,867,528	1,388,981
Total Non-Controlling Interests	1,185,905	1,075,644	1,434,870	1,032,412	739,476

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
The following discussion should be read in conjunction with Apollo Global Management, Inc.’s consolidated financial statements and the related notes as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section of this report entitled “Item 1A Risk Factors.” The highlights listed below have had significant effects on many items within our consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.
General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in credit, private equity and real assets with significant distressed expertise and a flexible mandate in the majority of our funds which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 33 years and lead a team of 1,421 employees, including 472 investment professionals, as of December 31, 2019.
Apollo conducts its business primarily in the United States through the following three reportable segments:

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
As of December 31, 2019, we had total AUM of $331.1 billion across all of our businesses. More than 80% of our total AUM was in funds with a contractual life at inception of seven years or more, and 50% of such AUM was in permanent capital vehicles.

As of December 31, 2017, Fund IX held its final closing, raising a total of $23.5 billion in third-party capital and approximately $1.2 billion of additional capital from Apollo and affiliated investors for total commitments of $24.7 billion. On December 31, 2013, Fund VIII held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of December 31, 2019, Fund VIII had $3.0 billion of uncalled commitments remaining. Additionally, Fund VII held a final closing in December 2008, raising a total of $14.7 billion, and as of December 31, 2019, Fund VII had $1.8 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through December 31, 2019. Apollo’s private equity fund appreciation was 15.6% for the year ended December 31, 2019.
For our real assets segment, there was a total gross return of 16.2% for the year ended December 31, 2019. Included in the gross return are U.S. Real Estate Fund I and U.S. Real Estate Fund II including co-investment capital, Asia Real Estate Fund including co-investment capital, the European Principal Finance funds, and infrastructure equity funds.
For further detail related to fund performance metrics across all of our businesses, see “—The Historical Investment Performance of Our Funds.”
Holding Company Structure
The diagram below depicts our current organizational structure:

Managing Partners
100% of LP Units
BRH Holdings GP, Ltd. (Class B Common Stock)(2)(5)
GP
BRH Holdings, L.P.(3)
90.5% of LP Units
Class A Stockholders (Class A Common Stock)(1)
AGM Management, LLC(5) (Class C Common Stock)
GP
9.5% of LP Units
Contributing Partners
AP Professional Holdings, L.P.(4)
43.1% of the LP or LLC interests of each Apollo Operating Group Entity
Apollo Global Management, Inc.
(56.9% of Apollo Operating Group Units)(6)
Intermediate Holding Companies
100%
APO Asset Co., LLC
100%
APO (FC), LLC
100%
APO (FC III), LLC
100%
APO UK (FC), Limited
100%
APO (FC II), LLC
100%
APO Corp.
56.9% of the LP or LLC interests of certain Apollo Operating Group Entities
56.9% of the LP or LLC interests of certain Apollo Operating Group Entities
56.9% of the LP or LLC interests of certain Apollo Operating Group Entities
56.9% of the LP or LLC interests of certain Apollo Operating Group Entities
56.9% of the LP or LLC interests of certain Apollo Operating Group Entities
56.9% of the LP or LLC interests of certain Apollo Operating Group Entities
Apollo Operating Group

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of February 18, 2020.

(1)
As of February 18, 2020, the Class A shares represented 56.9% of the total voting power of the Class A shares and the Class B share with respect to the limited matters upon which they are entitled to vote pursuant to the certificate of incorporation of AGM Inc. (“COI”).

(2)
Our Managing Partners own BRH Holdings GP, Ltd., which in turn holds our only outstanding Class B share. As of February 18, 2020, the Class B share represented 43.1% of the total voting power of the Class A shares and the Class B share with respect to the limited matters upon which they are entitled to vote and a de minimis economic interest in AGM Inc.

(3)
Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles, limited partner interests in Holdings. Our Managing Partners’ economic interests are represented by their indirect beneficial ownership, through Holdings, of 39.0% of the limited partner interests in the Apollo Operating Group.

(4)
Holdings owns 43.1% of the limited partner or limited liability company interests in each Apollo Operating Group entity. The AOG Units held by Holdings are exchangeable for Class A shares. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 39.0% of the AOG Units. Our Contributing Partners, through their interests in Holdings, beneficially own 4.1% of the AOG Units.

(5)
BRH Holdings GP, Ltd. is the sole member of AGM Management, LLC, our Former Manager. In connection with the Conversion, AGM Management, LLC was granted one issued and outstanding Class C share, which bestows to its holder certain management rights over AGM Inc. Except as required by the General Corporation Law of the State of Delaware (“DGCL”) or as expressly otherwise provided in the COI, for so long as certain conditions are satisfied (as set forth in the COI), the exclusive voting power for all purposes relating to holders of capital stock is vested in the holder of the Class C share.

(6)
Represents 56.9% of the limited partner or limited liability company interests in each Apollo Operating Group entity, held through the intermediate holding companies. AGM Inc. also indirectly owns 100% of the general partner interests in each Apollo Operating Group entity.

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

Conversion to a C Corporation
Effective September 5, 2019, Apollo Global Management, LLC converted from a Delaware limited liability company to a Delaware corporation named Apollo Global Management, Inc. Prior to the Conversion, a portion of the investment income, performance allocations and principal investment income we earned was not subject to corporate-level tax in the United States. Subsequent to the Conversion, generally all of the income is subject to U.S. corporate income taxes, which could result in an overall higher income tax expense (or benefit) in periods subsequent to the Conversion.
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
In the U.S., the S&P 500 Index increased by 28.9% during 2019, following a decrease of 6.2% in 2018. Outside the U.S., global equity markets rose during 2019, with the MSCI All Country World ex USA Index increasing 23.2% following a decrease of 14.4% in 2018.
Conditions in the credit markets also have a significant impact on our business. Credit markets were positive in 2019, with the BofAML HY Master II Index increasing 14.4%, while the S&P/LSTA Leveraged Loan Index increased 8.6%. Benchmark interest rates finished the year lower from where they were at the end of 2018, as the Federal Reserve lowered the target rate three times during the year. The U.S. 10-year Treasury yield at the end of 2019 was 1.9%.
Foreign exchange rates can materially impact the valuations of our investments and those of our funds that are denominated in currencies other than the U.S. dollar. Relative to the U.S. dollar, the Euro depreciated 2.2% during the year, after depreciating by 4.5% in 2018, while the British pound appreciated 3.9% in 2019, after depreciating 5.6% in 2018. The price of crude oil appreciated by 34.5% during the year ended December 31, 2019.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 2.1% in 2019, following an increase of 2.6% in 2018. As of January 2020, the International Monetary Fund estimated that the U.S. economy will expand by 2.0% in 2020 and 1.7% in 2021. Additionally, the U.S. unemployment rate stood at 3.5% as of December 31, 2019.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its fund investors by focusing on opportunities that management believes are often overlooked by other investors. As such, Apollo’s global integrated investment platform deployed $15.5 billion of capital through the funds it manages during the year ended December 31, 2019. We believe Apollo’s expertise in credit and its focus on nine core industry sectors, combined with more than 29 years of investment experience, has allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors include chemicals, manufacturing and industrial, natural resources, consumer and retail, consumer services, business services, financial services, leisure, and media/telecom/technology. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods.
In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities, such as continuing to grow the assets of our permanent capital vehicles. As such, Apollo had $63.6 billion of capital inflows during the year ended December 31, 2019. While Apollo continues to attract capital inflows, it also continues to generate realizations for fund investors. Apollo returned $11.4 billion of capital and realized gains to the investors in the funds it manages during the year ended December 31, 2019.
Managing Business Performance
We believe that the presentation of Segment DE supplements a reader’s understanding of the economic operating performance of each of our segments.
Segment Distributable Earnings and Distributable Earnings
Segment DE is the key performance measure used by management in evaluating the performance of Apollo’s credit, private equity and real assets segments. See note 17 to the consolidated financial statements for more details regarding the components of Segment DE. DE represents Segment DE less estimated current corporate, local and non-U.S. taxes as well as the current payable under Apollo’s tax receivable agreement. DE is net of preferred dividends, if any, to the Series A and Series B preferred stockholders. DE excludes the impacts of the remeasurement of deferred tax assets and liabilities which arises from changes in estimated future tax rates. The economic assumptions and methodologies that impact the implied income tax provision are similar to those methodologies and certain assumptions used in calculating the income tax provision for Apollo’s consolidated statements of operations under U.S. GAAP. Management believes that excluding the remeasurement of the tax receivable agreement and deferred taxes from Segment DE and DE, respectively, is meaningful as it increases comparability between periods. Remeasurement of the tax receivable agreement and deferred taxes are estimates that may change due to changes in the interpretation of tax law.
We believe that Segment DE is helpful for an understanding of our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed below in “—Overview of Results of Operations” that have been prepared in accordance with U.S. GAAP. See note 17 to the consolidated financial statements for more details regarding management’s consideration of Segment DE.
Fee Related Earnings and Fee Related EBITDA
Fee Related Earnings, or “FRE”, is derived from our segment reported results and refers to a component of Segment DE that is used as a supplemental performance measure. See note 17 to the consolidated financial statements for more details regarding the components of FRE.
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
Segment Strategies
Subsequent to December 31, 2018, Apollo determined to change the business segment in which it reports certain funds and accounts to align its segment reporting with the manner in which such funds and accounts were managed. Effective January

1, 2019, the European Principal Finance Fund series, which has been historically reported in the credit segment, moved to the real assets segment. Several funds and accounts that generally invest in illiquid opportunistic investments and the latest fund in the Credit Opportunity Fund series, which have been historically reported in the credit segment, moved to the private equity segment. Certain commercial real estate mortgage loan assets, previously reported in the credit segment, moved to the real assets segment. These changes affected the composition, but not the determination, of Apollo’s reporting segments.
In order to better reflect the grouping of synergistic credit strategies across the funds, accounts and permanent capital vehicles managed within our credit segment, Apollo re-aligned its credit segment around four main strategies: corporate credit, structured credit, direct origination and advisory and other. The underlying assets managed within, and strategies employed by, Apollo’s credit segment did not change as a result of this re-alignment.
Apollo re-aligned its private equity segment around three strategies: traditional private equity, hybrid capital and natural resources. Hybrid capital includes the hybrid value strategy, other funds and accounts that generally invest in illiquid opportunistic investments and the latest fund in the Credit Opportunity Fund series.
Apollo re-aligned its real assets segment around three strategies: real estate, principal finance and infrastructure. Real estate includes the commercial real estate mortgage loan assets discussed above, among other types of real estate assets. Principal finance includes our European Principal Finance Fund series.
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
Assets Under Management
The tables below present Fee-Generating and Non-Fee-Generating AUM by segment:

	As of December 31, 2019				As of December 31, 2018
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)				(in millions)
Fee-Generating AUM	$172,893	$43,826	$29,727	$246,446	$144,071	$46,633	$23,663	$214,367
Non-Fee-Generating AUM	42,637	32,962	9,060	84,659	30,307	28,453	7,132	65,892
Total AUM	$215,530	$76,788	$38,787	$331,105	$174,378	$75,086	$30,795	$280,259
The table below presents AUM with Future Management Fee Potential, which is a component of Non-Fee-Generating AUM, for each of Apollo’s three segments.

	As of December 31, 2019	As of December 31, 2018
	(in millions)
Credit	$10,898	$8,725
Private Equity	9,441	10,555
Real Assets	2,208	2,097
Total AUM with Future Management Fee Potential	$22,547	$21,377

The following tables present the components of Performance Fee-Eligible AUM for each of Apollo’s three segments:

	As of December 31, 2019				As of December 31, 2018
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)				(in millions)
Performance Fee-Generating AUM(1)	$38,560	$22,907	$5,179	$66,646	$23,574	$22,974	$2,019	$48,567
AUM Not Currently Generating Performance Fees	12,514	8,112	589	21,215	17,857	3,850	2,662	24,369
Uninvested Performance Fee-Eligible AUM	9,919	30,084	4,676	44,679	8,483	35,749	4,659	48,891
Total Performance Fee-Eligible AUM	$60,993	$61,103	$10,444	$132,540	$49,914	$62,573	$9,340	$121,827

(1)
Performance Fee-Generating AUM of $3.2 billion and $0.2 billion as of December 31, 2019 and December 31, 2018, respectively, are above the applicable hurdle rates or preferred returns, but in accordance with the adoption of the revenue recognition standard effective January 1, 2018, recognition of performance fees associated with such Performance Fee-Generating AUM have been deferred to future periods when the fees are probable to not be significantly reversed.

The following table presents AUM Not Currently Generating Performance Fees for funds that have invested capital for more than 24 months as of December 31, 2019 and the corresponding appreciation required to reach the preferred return or high watermark in order to generate performance fees:

Strategy / Fund	Invested AUM Not Currently Generating Performance Fees	Investment Period Active > 24 Months	Appreciation Required to Achieve Performance Fees(1)
	(in millions)
Credit:
Corporate Credit	$5,406	$5,377	3%
Structured Credit	636	636	18%
Direct Origination	278	—	N/A
Advisory and Other	6,194	—	N/A
Total Credit	12,514	6,013	4%
Private Equity:
ANRP I	282	282	129%
Hybrid Capital	2,344	1,612	102%
Other PE	5,486	147	105%
Total Private Equity	8,112	2,041	106%
Real Assets:
Total Real Assets	589	372	> 250bps
Total	$21,215	$8,426

(1)
All investors in a given fund are considered in aggregate when calculating the appreciation required to achieve performance fees presented above. Appreciation required to achieve performance fees may vary by individual investor. Funds with an investment period less than 24 months are “N/A”.

The components of Fee-Generating AUM by segment are presented below:

	As of December 31, 2019
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$3,921	$26,849		$4,932	$35,702
Fee-Generating AUM based on invested capital	1,372	15,743		2,273	19,388
Fee-Generating AUM based on gross/adjusted assets	144,028	814		21,403	166,245
Fee-Generating AUM based on NAV	23,572	420		1,119	25,111
Total Fee-Generating AUM	$172,893	$43,826	(1)	$29,727	$246,446

(1)	The weighted average remaining life of the traditional private equity funds as of December 31, 2019 was 80 months.

	As of December 31, 2018
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$3,403	$26,849		$5,419	$35,671
Fee-Generating AUM based on invested capital	1,020	18,601		6,659	26,280
Fee-Generating AUM based on gross/adjusted assets	119,525	776		11,435	131,736
Fee-Generating AUM based on NAV	20,123	407		150	20,680
Total Fee-Generating AUM	$144,071	$46,633	(1)	$23,663	$214,367

(1)	The weighted average remaining life of the traditional private equity funds as of December 31, 2018 was 89 months.
The following table presents total AUM and Fee-Generating AUM amounts for our credit segment by category type:

	Total AUM		Fee-Generating AUM
	As of December 31,	As of December 31,	As of December 31,	As of December 31,
	2019	2018	2019	2018
	(in millions)
Corporate Credit	$110,659	$98,188	$92,601	$82,812
Structured Credit	52,735	42,693	45,453	37,932
Direct Origination	24,234	16,715	22,031	14,395
Advisory and Other	27,902	16,782	12,808	8,932
Total	$215,530	$174,378	$172,893	$144,071
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

The following table presents the aggregate Athene Sub-Allocated Total AUM by asset class:

	As of December 31, 2019	(1)
	(in millions)
Core Assets	$32,346
Core Plus Assets	30,132
Yield Assets	48,552
High Alpha	5,051
Cash, Treasuries, Equity and Alternatives	14,220
Total	$130,301

(1)	Includes $10.0 billion of gross assets related to ACRA Re Ltd. and $2.6 billion of unfunded commitments related to Apollo/Athene Dedicated Investment Program (“ADIP”).
Investment Advisory and Sub-Advisory Agreements - ISGI
Apollo, through ISGI, provides investment advisory services with respect to certain assets in certain portfolio companies of Apollo funds and sub-advises the Athora Accounts and broadly refers to “Athora Sub-Advised” assets as those assets in the Athora Accounts which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub Advised” AUM. See note 15 to the consolidated financial statements for more details regarding the fee arrangements with respect to the assets in the Athora Accounts.
The following table presents Athora Sub-Advised and Athora Non-Sub-Advised AUM:

	As of December 31,	As of December 31,
	2019	2018
	(in millions)
Sub-Advised AUM	$3,877	$3,032
Non-Sub-Advised AUM	10,019	4,952
Total AUM	$13,896	$7,984
The following table presents total AUM and Fee-Generating AUM amounts for our private equity segment:

	Total AUM		Fee-Generating AUM
	As of December 31,	As of December 31,	As of December 31,	As of December 31,
	2019	2018	2019	2018
	(in millions)
Private Equity Funds	$62,139	$60,680	$36,947	$39,519
Hybrid Capital	9,113	8,886	2,961	3,025
Natural Resources	5,536	5,520	3,918	4,089
Total	$76,788	$75,086	$43,826	$46,633

The following table presents total AUM and Fee-Generating AUM amounts for our real assets segment:

	Total AUM		Fee-Generating AUM
	As of December 31,	As of December 31,	As of December 31,	As of December 31,
	2019	2018	2019	2018
	(in millions)
Real Estate	$29,401	$21,971	$22,890	$16,873
Principal Finance	7,181	7,050	5,102	5,468
Infrastructure	2,205	1,774	1,735	1,322
Total	$38,787	$30,795	$29,727	$23,663
The following tables summarize changes in total AUM for each of Apollo’s three segments:

	For the Years Ended December 31,
	2019				2018
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$174,378	$75,086	$30,795	$280,259	$144,807	$80,694	$23,427	$248,928
Inflows	51,104	3,779	8,682	63,565	46,799	6,252	9,437	62,488
Outflows(2)	(10,942)	(169)	(399)	(11,510)	(14,233)	(260)	—	(14,493)
Net Flows	40,162	3,610	8,283	52,055	32,566	5,992	9,437	47,995
Realizations	(2,111)	(7,275)	(2,056)	(11,442)	(2,533)	(6,242)	(2,279)	(11,054)
Market Activity(3)	3,101	5,367	1,765	10,233	(462)	(5,358)	210	(5,610)
End of Period	$215,530	$76,788	$38,787	$331,105	$174,378	$75,086	$30,795	$280,259

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

(2)	Outflows for Total AUM include redemptions of $2.9 billion and $2.0 billion during the years ended December 31, 2019 and 2018, respectively.

(3)
Includes foreign exchange impacts of $(251.6) million, $(44.0) million and $60.8 million for credit, private equity and real assets, respectively, during the year ended December 31, 2019, and foreign exchange impacts of $(1.4) billion, $(100.0) million and $(69.4) million for credit, private equity and real assets, respectively, during the year ended December 31, 2018.

Total AUM was $331.1 billion at December 31, 2019, an increase of $50.8 billion, or 18.1%, compared to $280.3 billion at December 31, 2018. The net increase was primarily due to:
Net flows of $52.1 billion primarily related to:

•
a $40.2 billion increase related to funds we manage in the credit segment primarily consisting of (i) an increase in AUM relating to Athene of $26.0 billion as a result of portfolio company activity, (ii) an increase in AUM in the advisory and other category as a result of the acquisition of Aspen Insurance Holdings Limited and Athora’s acquisition of Generali Belgium, which added approximately $7.5 billion and $6.5 billion of AUM, respectively, and (iii) subscriptions across the corporate credit funds we manage and capital raised for Apollo/Athene Dedicated Investment Program (“ADIP”) of $5.4 billion and $2.8 billion, respectively; these increases were offset by net segment transfers of $10.6 billion;

•
an $8.3 billion increase related to funds we manage in the real assets segment primarily consisting of net segment transfers of $5.8 billion and an increase in leverage of $1.7 billion related to the real estate funds we manage; and

•
a $3.6 billion increase related to funds we manage in the private equity segment consisting of subscriptions of $3.0 billion primarily related to certain traditional private equity fund co-investments and certain hybrid capital funds of $1.4 billion and $1.0 billion, respectively.

Market activity of $10.2 billion primarily related to $5.4 billion of appreciation in the funds we manage in the private equity segment, primarily related to Fund VIII, as well as $3.1 billion and $1.8 billion of appreciation in the funds we manage in the credit and real assets segments, respectively.

Offsetting these increases were:
Realizations of $11.4 billion primarily related to:

•
$7.3 billion related to funds we manage in the private equity segment primarily consisting of distributions of $3.5 billion, $1.1 billion and $0.7 billion from Fund VIII, Fund VI and certain hybrid capital funds, respectively;

•	$2.1 billion related to funds we manage in the credit segment primarily consisting of distributions from the structured credit and corporate credit funds; and

•	$2.1 billion related to funds we manage in the real assets segment primarily consisting of distributions from the real estate and principal finance funds.

	For the Years Ended December 31,
	2019				2018
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$144,071	$46,633	$23,663	$214,367	$116,352	$34,063	$18,550	$168,965
Inflows	39,968	1,677	7,098	48,743	43,755	25,676	7,668	77,099
Outflows(2)	(12,703)	(2,955)	(761)	(16,419)	(14,351)	(12,098)	(792)	(27,241)
Net Flows	27,265	(1,278)	6,337	32,324	29,404	13,578	6,876	49,858
Realizations	(854)	(1,739)	(628)	(3,221)	(1,475)	(1,005)	(1,853)	(4,333)
Market Activity(3)	2,411	210	355	2,976	(210)	(3)	90	(123)
End of Period	$172,893	$43,826	$29,727	$246,446	$144,071	$46,633	$23,663	$214,367

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

(2)	Outflows for Fee-Generating AUM include redemptions of $2.9 billion and $2.0 billion during the years ended December 31, 2019 and 2018, respectively.

(3)
Includes foreign exchange impacts of $(27.9) million, $3.7 million and $(27.2) million for credit, private equity and real assets, respectively, during the year ended December 31, 2019, and foreign exchange impacts of $(748.2) million, $(19.0) million and $(124.9) million for credit, private equity and real assets, respectively, during the year ended December 31, 2018.

Total Fee-Generating AUM was $246.4 billion at December 31, 2019, an increase of $32.1 billion or 15.0%, compared to $214.4 billion at December 31, 2018. The net increase was primarily due to:
Net flows of $32.3 billion primarily related to:

•
a $27.3 billion increase related to funds we manage in the credit segment primarily consisting of (i) an increase in AUM relating to Athene of $26.0 billion as a result of portfolio company activity, (ii) an increase in AUM in advisory and other as a result of Athora’s acquisition of Generali Belgium, which added approximately $6.5 billion of AUM and (iii) an increase relating to fee-generating capital deployment of $4.4 billion; these increases were partially offset by net segment transfers of $11.3 billion and fee-generating capital reduction of $2.3 billion;

•
a $6.3 billion increase related to funds we manage in the real assets segment primarily consisting of net segment transfers of $5.8 billion and $0.6 billion of fee-generating capital deployment, primarily related to certain infrastructure funds; and

•
a $1.3 billion decrease related to funds we manage in the private equity segment primarily consisting of a fee-generating capital reduction of $2.0 billion, partially offset by fee-generating capital deployment of $1.0 billion.

Market activity of $3.0 billion primarily related to:

•	a $2.4 billion increase related to funds we manage in the credit segment as a result of appreciation across the corporate credit funds we manage.
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
Capital Deployed
The following table summarizes the capital deployed for funds and SIAs with a defined maturity date by segment:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Credit	$5,224	$2,864	3,906
Private Equity	8,081	6,039	6,904
Real Assets	2,189	2,399	850
Total capital deployed	$15,494	$11,302	$11,660
Uncalled Commitments
The following table summarizes the uncalled commitments by segment:

	As of December 31, 2019	As of December 31, 2018
	(in millions)
Credit	$11,591	$8,066
Private Equity	36,346	41,585
Real Assets	5,736	5,980
Total uncalled commitments(1)	$53,673	$55,631

(1)
As of December 31, 2019 and December 31, 2018, $46.4 billion and $48.5 billion, respectively, represented the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses.

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
Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund VI generated a 12% gross IRR and a 9% net IRR since its inception through December 31, 2019, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through December 31, 2019. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares and our Preferred shares.”
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
All amounts are as of December 31, 2019, unless otherwise noted:

($ in millions)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR		Net IRR
Private Equity:
Fund IX	2018	$24,789	$24,729	$3,732	$46	$3,732	$3,865	$3,911	NM	(1)	NM	(1)
Fund VIII	2013	19,953	18,377	15,821	8,730	11,828	16,518	25,248	19%		13%
Fund VII	2008	3,805	14,677	16,461	31,260	2,739	1,824	33,084	33		25
Fund VI	2006	648	10,136	12,457	21,126	405	9	21,135	12		9
Fund V	2001	261	3,742	5,192	12,721	120	2	12,723	61		44
Fund I, II, III, IV & MIA(2)	Various	13	7,320	8,753	17,400	—	—	17,400	39		26
Traditional Private Equity Funds(3)		$49,469	$78,981	$62,416	$91,283	$18,824	$22,218	$113,501	39%		25%
ANRP II	2016	2,804	3,454	2,253	1,381	1,590	1,559	2,940	19		10
ANRP I	2012	511	1,323	1,144	996	627	291	1,287	4		—
AION	2013	743	826	669	324	459	640	964	17		9
Hybrid Value Fund	2019	3,247	3,238	792	19	785	806	825	NM	(1)	NM	(1)
Total Private Equity		$56,774	$87,822	$67,274	$94,003	$22,285	$25,514	$119,517
Credit:
Structured Credit Funds
FCI III	2017	$2,669	$1,906	$2,394	$985	$1,898	$2,024	$3,009	26%		20%
FCI II	2013	2,270	1,555	2,770	1,765	1,709	1,603	3,368	8		5
FCI I	2012	—	559	1,516	1,975	—	—	1,975	11		8
SCRF IV (6)	2017	3,170	2,502	3,848	1,907	2,317	2,413	4,320	17		13
SCRF III	2015	—	1,238	2,110	2,428	—	—	2,428	18		14
SCRF II	2012	—	104	467	528	—	—	528	15		12
SCRF I	2008	—	118	240	357	—	—	357	33		26
Total Credit		$8,109	$7,982	$13,345	$9,945	$5,924	$6,040	$15,985
Real Assets:
European Principal Finance Funds
EPF III(4)	2017	$5,056	$4,509	$2,360	$441	$1,972	$2,612	$3,053	32%		17%
EPF II(4)	2012	1,498	3,439	3,475	4,288	727	770	5,058	15		9
EPF I(4)	2007	236	1,451	1,906	3,202	—	7	3,209	23		17
U.S. RE Fund II(5)	2016	1,295	1,243	848	420	628	804	1,224	19		15
U.S. RE Fund I(5)	2012	321	653	636	723	211	228	951	14		10
Asia RE Fund(5)	2017	669	719	428	205	275	351	556	21		15
Infrastructure Equity Fund	2018	1,078	897	800	122	719	875	997	NM	(1)	NM	(1)
Total Real Assets		$10,153	$12,911	$10,453	$9,401	$4,532	$5,647	$15,048

(1)	Data has not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and such information was deemed not meaningful.

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

(3)	Total IRR is calculated based on total cash flows for all funds presented.

(4)	Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.12 as of December 31, 2019.

(5)
U.S. RE Fund I, U.S. RE Fund II and Asia RE Fund had $157 million, $771 million and $376 million of co-investment commitments as of December 31, 2019, respectively, which are included in the figures in the table. A co-invest entity within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.33 as of December 31, 2019.

(6)	Remaining cost for certain of our credit funds may include physical cash called, invested or reserved for certain levered investments.
Private Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of December 31, 2019:

	Total Invested Capital	Total Value	Gross IRR
	(in millions)
Distressed for Control	$7,915	$18,993	29%
Non-Control Distressed	5,416	8,483	71
Total	13,331	27,476	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit(1)	49,085	86,025	21
Total	$62,416	$113,501	39%

(1)	Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.
The following tables provide additional detail on the composition of the Fund VIII and Fund VII private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV, V, VI and IX are included in the table above but not presented below as their remaining value is less than $100 million, the fund has been liquidated or the fund commenced investing capital less than 24 months prior to December 31, 2019 and such information was deemed not meaningful. All amounts are as of December 31, 2019:
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,673	$6,228
Opportunistic Buyouts	12,603	18,170
Distressed(2)	545	850
Total	$15,821	$25,248
Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,539	$3,645
Opportunistic Buyouts	4,338	10,855
Distressed/Other Credit(2)	9,584	18,584
Total	$16,461	$33,084

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
During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through December 31, 2019), our private equity funds have invested $55.5 billion, of which $20.0 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII and VI was 5.7x, 6.1x and 7.7x, respectively, as of December 31, 2019. Our average entry multiple for a private equity fund is the average of the total enterprise value over an applicable adjusted earnings before interest, taxes, depreciation and amortization, which may incorporate certain adjustments based on the investment team’s estimates and we believe captures the true economics of our funds’ investments in portfolio companies. The average entry multiple of actively investing funds may include committed investments not yet closed.
Credit
The following table presents the gross and net returns for Apollo’s credit segment by category type:

	Gross Returns	Net Returns
Category	For the Year Ended December 31, 2019	For the Year Ended December 31, 2019
Corporate Credit	10.6%	9.5%
Structured Credit	13.0	10.6
Direct Origination	12.2	8.2
Permanent Capital
The following table summarizes the investment record for our permanent capital vehicles by segment, excluding Athene-related and Athora-related assets managed or advised by ISG and ISGI:

			Total Returns(1)
	IPO Year(2)	Total AUM	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Credit:		(in millions)
MidCap(3)	N/A	$8,962	17%	19%
AIF	2013	377	19	(5)%
AFT	2011	405	14	(4)%
AINV/Other(4)	2004	5,064	57	(18)%
Real Assets:
ARI(5)	2009	6,715	21%	—%
Total		$21,523

(1)
Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

(2)	An initial public offering (“IPO”) year represents the year in which the vehicle commenced trading on a national securities exchange.

(3)
MidCap is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 11% and 14% for the years ended December 31, 2019 and December 31, 2018, respectively.

(4)
All amounts are as of September 30, 2019 except for total returns. Refer to www.apolloic.com for the most recent financial information on AINV. Included within Total AUM of AINV/Other is $1.8 billion of AUM related to a non-traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services. Total returns exclude performance related to this AUM.

(5)	All amounts are as of September 30, 2019 except for total returns. Refer to www.apolloreit.com for the most recent financial information on ARI.
SIAs
As of December 31, 2019, Apollo managed approximately $28 billion of total AUM in SIAs, which include capital deployed from certain SIAs across Apollo’s credit, private equity and real assets funds.
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
As of December 31, 2019, approximately 51% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 49% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our credit, private equity and real assets segments, the percentage determined using market-based valuation methods as of December 31, 2019 was 72%, 23% and 12%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest” for a discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
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

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis and (ii) realized and unrealized performance fees for Apollo’s combined segments:

	As of December 31,
	2019	2018	For the Year Ended December 31, 2019			For the Year Ended December 31, 2018			For the Year Ended December 31, 2017
	Performance Fees Receivable on an Unconsolidated Basis		Unrealized Performance Fees	Realized Performance Fees	Total Performance Fees	Unrealized Performance Fees	Realized Performance Fees	Total Performance Fees	Unrealized Performance Fees	Realized Performance Fees	Total Performance Fees
	(in thousands)
Credit:
Corporate Credit(1)	$89,611	$19,998	$10,098	$97,674	$107,772	$4,837	$33,198	$38,035	$(2,906)	$35,023	$32,117
Structured Credit	201,437	139,109	55,640	35,527	91,167	19,839	15,686	35,525	12,195	56,959	69,154
Direct Origination	104,535	89,581	(17,080)	57,520	40,440	42,079	24,645	66,724	21,316	17,666	38,982
Total Credit	$395,583	$248,688	$48,658	$190,721	$239,379	$66,755	$73,529	$140,284	$30,605	$109,648	$140,253
Total Credit, net of profit sharing expense	103,835	70,657	8,443	97,046	105,489	42,015	37,450	79,465	17,213	75,239	92,452
Private Equity:
Fund VIII(2)	$715,531	$441,736	$274,337	$387,994	$662,331	$(575,264)	$213,549	$(361,715)	$693,772	$206,393	$900,165
Fund VII(1)(2)	172	214	(59,065)	2,703	(56,362)	(108,938)	7,350	(101,588)	(4,156)	19,817	15,661
Fund VI(2)	17,130	312	28,331	3,496	31,827	(51,851)	3,338	(48,513)	80,996	—	80,996
Fund IV and V(1)	—	—	(1,252)	—	(1,252)	(4,459)	—	(4,459)	(13,775)	—	(13,775)
ANRP I and II(1)(2)	5,119	34,017	(32,497)	13,918	(18,579)	(3,325)	11,612	8,287	(52,167)	59,519	7,352
Other(1)(3)	94,026	52,870	35,685	21,041	56,726	(45,232)	43,229	(2,003)	(63,583)	160,194	96,611
Total Private Equity	$831,978	$529,149	$245,539	$429,152	$674,691	$(789,069)	$279,078	$(509,991)	$641,087	$445,923	$1,087,010
Total Private Equity, net of profit sharing expense	506,433	323,470	150,932	234,012	384,944	(507,864)	122,899	(384,965)	427,711	252,434	680,145
Real Assets:
Principal Finance	$199,208	$122,158	$77,028	$1,760	$78,788	$(50,893)	$45,367	$(5,526)	$19,096	$73,585	$92,681
U.S. RE Fund I & II	22,685	16,158	6,527	1,645	8,172	(1,137)	1,448	311	(2,968)	11,925	8,957
Infrastructure Equity Fund	18,188	—	18,188	—	18,188	—	—	—	—	—	—
Other(3)	26,442	11,078	15,098	(62)	15,036	(8,544)	9,156	612	745	7,944	8,689
Total Real Assets	$266,523	$149,394	$116,841	$3,343	$120,184	$(60,574)	$55,971	$(4,603)	$16,873	$93,454	$110,327
Total Real Assets, net of profit sharing expense	151,796	80,963	67,615	1,906	69,521	(42,227)	22,600	(19,627)	17,322	42,514	59,836
Total	$1,494,084	$927,231	$411,038	$623,216	$1,034,254	$(782,888)	$408,578	$(374,310)	$688,565	$649,025	$1,337,590
Total, net of profit sharing expense(4)	$762,064	$475,090	$226,990	$332,964	$559,954	$(508,076)	$182,949	$(325,127)	$462,246	$370,187	$832,433

1.
As of December 31, 2019, certain private equity funds had $189.3 million, in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations for certain private equity funds was $1,483.1 million, as of December 31, 2019.

2. As of December 31, 2019, the remaining investments and escrow cash of Fund VIII were valued at 131% of the fund’s unreturned capital, which was above the required escrow ratio of 115%. As of December 31, 2019, the remaining investments and escrow cash of Fund VII, Fund VI, ANRP I and ANRP II were valued at 63%, 35%, 47% and 90% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of December 31, 2019, Fund VII had $128.5 million of gross performance fees, or $73.3 million net of profit sharing, in escrow. As of December 31, 2019, Fund VI had $167.6 million of gross performance fees, or $112.4 million net of profit sharing, in escrow. As of December 31, 2019, ANRP I had $40.2 million of gross performance fees, or $26.0 million net of profit sharing, in escrow. As of December 31, 2019, ANRP II had $31.2 million of gross performance fees, or $19.5 million net of profit sharing, in escrow. With respect to Fund VII, Fund VI, ANRP II and ANRP I, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the funds’ partnership agreements. Performance fees receivable as of December 31, 2019 and realized performance fees for the year ended December 31, 2019 include interest earned on escrow balances that is not subject to contingent repayment.
3. Other includes certain SIAs.
4. There was a corresponding profit sharing payable of $758.7 million as of December 31, 2019, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $112.5 million.
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
The following table summarizes our performance fees since inception for our combined segments through December 31, 2019:

	Performance Fees Since Inception(1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation(3)	Maximum Performance Fees Subject to Potential Reversal(4)
	(in millions)
Credit:
Corporate Credit	$89.6	$1,100.4	$1,190.0	$—	$95.2
Structured Credit	201.4	155.2	356.6	—	188.9
Direct Origination	104.6	1.9	106.5	—	58.3
Total Credit	395.6	1,257.5	1,653.1	—	342.4
Private Equity:
Fund VIII	715.6	818.6	1,534.2	—	1,272.0
Fund VII	0.2	3,131.5	3,131.7	97.7	355.8
Fund VI	17.1	1,663.9	1,681.0	—	1.8
Fund IV and V	—	2,053.1	2,053.1	30.5	0.3
ANRP I and II	5.1	104.5	109.6	15.6	21.7
Other	94.0	737.1	831.1	45.5	145.5
Total Private Equity	832.0	8,508.7	9,340.7	189.3	1,797.1
Real Assets:
Principal Finance	199.2	371.4	570.6	—	327.5
U.S. RE Fund I and II	22.7	27.8	50.5	—	38.4
Infrastructure Equity Fund	18.2	—	18.2	—	18.2
Other(5)	26.4	36.2	62.6	—	35.4
Total Real Assets	266.5	435.4	701.9	—	419.5
Total	$1,494.1	$10,201.6	$11,695.7	$189.3	$2,559.0

(1)
Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.12 as of December 31, 2019. Certain funds are denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.33 as of December 31, 2019.

(2)
Amounts in “Distributed by Fund and Recognized” for the Citi Property Investors (“CPI”), Gulf Stream Asset Management, LLC (“Gulf Stream”), Stone Tower Capital LLC and its related companies (“Stone Tower”) funds and SIAs are presented for activity subsequent to the respective acquisition dates. Amounts exclude certain performance fees from business development companies and Redding Ridge Holdings LP (“Redding Ridge Holdings”), an affiliate of Redding Ridge.

(3)
Amounts were computed based on the fair value of fund investments on December 31, 2019. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at December 31, 2019. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(4)
Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on December 31, 2019. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

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
Other Expenses. The balance of our other expenses includes interest, placement fees, and general, administrative and other operating expenses. Interest expense consists primarily of interest related to the the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2039 Senior Secured Guaranteed Notes, the 2048 Senior Notes and the 2050 Subordinated Notes as discussed in note 11 to our consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. General, administrative and other expenses includes occupancy expense, depreciation and amortization, professional fees and costs related to travel, information technology and administration. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets.
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

Income Taxes. Prior to the Conversion, certain entities in the Apollo Operating Group operated as partnerships for U.S. federal income tax purposes. As a result, these members of the Apollo Operating Group were not subject to U.S. federal income taxes. However, certain of these entities were subject to New York City unincorporated business taxes (“NYC UBT”) and certain non-U.S. entities were subject to non-U.S. corporate income taxes. Effective September 5, 2019, Apollo Global Management, LLC converted from a Delaware limited liability company to a Delaware corporation named Apollo Global Management, Inc. Subsequent to the Conversion, generally all of the income is subject to U.S. corporate income taxes, which could result in an overall higher income tax expense (or benefit) in periods subsequent to the Conversion.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, Inc. primarily include the 44.7% and 50.1% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of December 31, 2019 and 2018, respectively. Non-Controlling Interests also include limited partner interests in certain consolidated funds and VIEs.
The authoritative guidance for Non-Controlling Interests in the consolidated financial statements requires reporting entities to present Non-Controlling Interest as equity and provides guidance on the accounting for transactions between an entity and Non-Controlling Interests. According to the guidance, (1) Non-Controlling Interests are presented as a separate component of stockholders’ equity on the Company’s consolidated statements of financial condition, (2) net income (loss) includes the net income (loss) attributable to the Non-Controlling Interest holders on the Company’s consolidated statements of operations, (3) the primary components of Non-Controlling Interest are separately presented in the Company’s consolidated statements of changes in stockholders’ equity to clearly distinguish the interests in the Apollo Operating Group and other ownership interests in the consolidated entities and (4) profits and losses are allocated to Non-Controlling Interests in proportion to their ownership interests regardless of their basis.

Results of Operations
Below is a discussion of our consolidated results of operations for the years ended December 31, 2019, 2018 and 2017. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Years Ended December 31,		Amount Change	Percentage Change	For the Years Ended December 31,		Amount Change	Percentage Change
	2019	2018			2018	2017
Revenues:	(in thousands)				(in thousands)
Management fees	$1,575,814	$1,345,252	$230,562	17.1%	$1,345,252	$1,154,925	$190,327	16.5%
Advisory and transaction fees, net	123,644	112,278	11,366	10.1	112,278	117,624	(5,346)	(4.5)
Investment income (loss):
Performance allocations	1,057,139	(400,305)	1,457,444	NM	(400,305)	1,306,193	(1,706,498)	NM
Principal investment income	166,527	5,122	161,405	NM	5,122	161,630	(156,508)	(96.8)
Total investment income (loss)	1,223,666	(395,183)	1,618,849	NM	(395,183)	1,467,823	(1,863,006)	NM
Incentive fees	8,725	30,718	(21,993)	(71.6)	30,718	31,431	(713)	(2.3)
Total Revenues	2,931,849	1,093,065	1,838,784	168.2	1,093,065	2,771,803	(1,678,738)	(60.6)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	514,513	459,604	54,909	11.9	459,604	428,882	30,722	7.2
Equity-based compensation	189,648	173,228	16,420	9.5	173,228	91,450	81,778	89.4
Profit sharing expense	556,926	(57,833)	614,759	NM	(57,833)	515,073	(572,906)	NM
Total compensation and benefits	1,261,087	574,999	686,088	119.3	574,999	1,035,405	(460,406)	(44.5)
Interest expense	98,369	59,374	38,995	65.7	59,374	52,873	6,501	12.3
General, administrative and other	330,342	266,444	63,898	24.0	266,444	257,858	8,586	3.3
Placement fees	1,482	2,122	(640)	(30.2)	2,122	13,913	(11,791)	(84.7)
Total Expenses	1,691,280	902,939	788,341	87.3	902,939	1,360,049	(457,110)	(33.6)
Other Income (Loss):
Net gains (losses) from investment activities	138,154	(186,449)	324,603	NM	(186,449)	95,104	(281,553)	NM
Net gains from investment activities of consolidated variable interest entities	39,911	45,112	(5,201)	(11.5)	45,112	10,665	34,447	323.0
Interest income	35,522	20,654	14,868	72.0	20,654	6,421	14,233	221.7
Other income (loss), net	(46,307)	35,829	(82,136)	NM	35,829	245,640	(209,811)	(85.4)
Total Other Income (Loss)	167,280	(84,854)	252,134	NM	(84,854)	357,830	(442,684)	NM
Income before income tax (provision) benefit	1,407,849	105,272	1,302,577	NM	105,272	1,769,584	(1,664,312)	(94.1)
Income tax (provision) benefit	128,994	(86,021)	215,015	NM	(86,021)	(325,945)	239,924	(73.6)
Net Income	1,536,843	19,251	1,517,592	NM	19,251	1,443,639	(1,424,388)	(98.7)
Net income attributable to Non-Controlling Interests	(693,650)	(29,627)	(664,023)	NM	(29,627)	(814,535)	784,908	(96.4)
Net Income (Loss) Attributable to Apollo Global Management, Inc.	843,193	(10,376)	853,569	NM	(10,376)	629,104	(639,480)	NM
Series A Preferred Stock Dividends	(17,531)	(17,531)	—	—	(17,531)	(13,538)	(3,993)	29.5
Series B Preferred Stock Dividends	(19,125)	(14,131)	(4,994)	35.3	(14,131)	—	(14,131)	NM
Net Income (Loss) Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$806,537	$(42,038)	$848,575	NM	$(42,038)	$615,566	$(657,604)	NM

Note:
“NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.

A discussion of our consolidated results of operations for the year ended December 31, 2018 as compared to the year ended December 31, 2017 is included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on March 1, 2019 (the “2018 Annual Report”).

Revenues
Our revenues and other income include fixed components that result from measures of capital and asset valuations and variable components that result from realized and unrealized investment performance, as well as the value of successfully completed transactions.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Management fees increased by $230.6 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This change was primarily attributable to an increase in management fees earned from Athene and Fund IX of $120.3 million and $79.4 million, respectively, during the year ended December 31, 2019, compared to the same period during 2018. For additional details regarding changes in management fees in each segment, see “—Segment Analysis” below.
Advisory and transaction fees, net, increased by $11.4 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This change was primarily driven by net advisory and transaction fees earned from Fund IX of $33.0 million and increased net advisory and transaction fees earned related to the structuring of a loan for a portfolio company, partially offset by a decrease in net advisory and transaction fees earned with respect to Fund VIII of $41.6 million during the year ended December 31, 2019, as compared to the same period during 2018.
Performance allocations increased by $1.5 billion for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase in performance allocations was primarily attributable to increased performance allocations earned from Fund VIII, EPF III and Fund VI of $1,024.0 million, $98.6 million and $80.3 million, respectively, during the year ended December 31, 2019, as compared to the same period during 2018.
The increase in performance allocations from Fund VIII was primarily driven by appreciation in the value of the fund’s investments in public portfolio companies primarily in the consumer services, manufacturing and industrial, business services and financial services sectors, and appreciation in the value of the fund’s investments in private portfolio companies in the consumer services and leisure sectors, during the year ended December 31, 2019 as compared to the same period during 2018. The increase in performance fees from EPF III was primarily driven by appreciation in the value of the fund’s investments in logistics assets, hospitality assets and non-performing loan portfolios, and appreciation in the value of the fund’s investments in public portfolio companies primarily in the real estate sector during the year ended December 31, 2019 as compared to the same period during 2018. The increase in performance fees from Fund VI was primarily driven by appreciation in the value of the fund’s investments in public portfolio companies primarily in the leisure sector and private portfolio companies in the chemicals sector, during the year ended December 31, 2019 as compared to the same period during 2018.
Principal investment income increased by $161.4 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This change was primarily driven by an increase in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Fund VIII of $124.7 million, during the year ended December 31, 2019 as compared to the same period in 2018.
Incentive fees decreased by $22.0 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This change was primarily attributable to a decrease in incentive fees earned from AINV and a strategic investment account of $17.7 million and $8.8 million, respectively, during the year ended December 31, 2019 as compared to the same period in 2018. The decrease in incentive fees earned from AINV was a result of the amended and restated investment management agreement with AINV, which revised the incentive fee to include a total return requirement, as described in note 15 to our consolidated financial statements.
Expenses
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Compensation and benefits increased by $686.1 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This change was primarily attributable to an increase in profit sharing expense of $614.8 million due to a corresponding increase in performance allocations during the year ended December 31, 2019, as compared to the same period in 2018. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. In addition, salary, bonus and benefits increased by $54.9 million primarily due to changes in bonus accrual estimates and an increase in headcount.
Included in profit sharing expense is $72.2 million and $62.0 million for the years ended December 31, 2019 and 2018, respectively, related to the Incentive Pool. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.

Interest expense increased by $39.0 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to additional interest expense incurred during the year ended December 31, 2019 as a result of the issuances of the 2029 Senior Notes and 2039 Senior Secured Guaranteed Notes, as described in note 11 to our consolidated financial statements.
General, administrative and other expenses increased by $63.9 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This change was primarily driven by an increase in professional fees as a result of the Conversion, occupancy expenses and fund organizational expenses during the year ended December 31, 2019 as compared to the same period in 2018.
Other Income (Loss)
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net gains from investment activities increased by $324.6 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This change was primarily attributable to increased appreciation on the Company’s investment in Athene Holding during the year ended December 31, 2019, as compared to the same period in 2018. See note 7 to the consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net gains from investment activities of consolidated VIEs decreased by $5.2 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily driven by a decrease in net gains from Champ, L.P. during the year ended December 31, 2019, as compared to the same period in 2018. See note 6 to the consolidated financial statements for details regarding net gains from investment activities of consolidated VIEs.
Interest income increased by $14.9 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to increased interest income earned from U.S. Treasury securities held during the year ended December 31, 2019, as compared to the same period in 2018.
Other loss, net was $46.3 million during the year ended December 31, 2019, as compared to other income, net of $35.8 million during the year ended December 31, 2018. This change was primarily attributable to losses from the change in tax receivable agreement liability during the year ended December 31, 2019.
Net Income Attributable to Non-Controlling Interests and Series A and Series B Preferred Stockholders
For information related to net income attributable to Non-Controlling Interests and net income attributable to Series A and Series B Preferred Stockholders, see note 14 to the consolidated financial statements.
Income Tax Provision
Effective September 5, 2019, Apollo Global Management, LLC, a Delaware limited liability company, converted to a Delaware corporation named Apollo Global Management, Inc. Prior to the Conversion, a portion of the investment income, performance allocations and principal investment income we earned was not subject to corporate-level tax in the United States. Subsequent to the Conversion, generally all of the income is subject to U.S. corporate income taxes, which could result in an overall higher income tax expense (or benefit) in periods subsequent to the Conversion. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The income tax provision decreased by $215.0 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The decrease in the income tax provision was primarily related to the benefit recorded as a result of the following Conversion related items: (i) the step-up in the tax basis of assets from prior exchanges of AOG Units for Class A shares and (ii) the deferred tax benefit resulting from the inclusion of certain partnerships previously not subject to federal income taxes. The additional benefit is offset by the mix of earnings when comparing the amount of earnings that are subject to corporate-level tax to those earnings that are not subject to corporate-level tax as such earnings are passed through to Non-Controlling Interests. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of (9.2)% and 81.7% for the years ended December 31, 2019 and 2018, respectively. The Company’s high effective income tax rate for the year ended December 31, 2018 resulted primarily from a significant portion of the losses from performance allocations and investment activities that are not subject to U.S. income taxes. As a result, these losses have reduced the Company’s net income, but do not generate a tax benefit. The most significant reconciling items between our U.S. federal statutory income tax rate and our effective income tax rate were due to the following: (i) income passed through to Non-Controlling Interests and

(ii) the impacts upon Conversion noted above (see note 10 to the consolidated financial statements for further details regarding the Company’s income tax provision).
Segment Analysis
Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by our executive management, which consists of our Managing Partners, who operate collectively as our chief operating decision maker, to assess performance and to allocate resources. See note 17 to our consolidated financial statements for more information regarding our segment reporting.
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

	For the Years Ended December 31,		Total Change	Percentage Change	For the Years Ended December 31,		Total Change	Percentage Change
	2019	2018			2018	2017
	(in thousands)				(in thousands)
Credit:
Management fees	$779,266	$642,331	$136,935	21.3%	$642,331	$555,586	$86,745	15.6%
Advisory and transaction fees, net	44,116	8,872	35,244	397.2	8,872	30,325	(21,453)	(70.7)
Performance fees(1)	21,110	28,390	(7,280)	(25.6)	28,390	17,666	10,724	60.7
Fee Related Revenues	844,492	679,593	164,899	24.3	679,593	603,577	76,016	12.6
Salary, bonus and benefits	(196,143)	(180,448)	(15,695)	8.7	(180,448)	(172,152)	(8,296)	4.8
General, administrative and other	(131,664)	(119,450)	(12,214)	10.2	(119,450)	(107,617)	(11,833)	11.0
Placement fees	(272)	(1,130)	858	(75.9)	(1,130)	(1,073)	(57)	5.3
Fee Related Expenses	(328,079)	(301,028)	(27,051)	9.0	(301,028)	(280,842)	(20,186)	7.2
Other income, net of Non-Controlling Interest	54	1,104	(1,050)	(95.1)	1,104	11,285	(10,181)	(90.2)
Fee Related Earnings	516,467	379,669	136,798	36.0	379,669	334,020	45,649	13.7
Realized performance fees(2)	169,611	45,139	124,472	275.8	45,139	91,982	(46,843)	(50.9)
Realized profit sharing expense(2)	(93,675)	(36,079)	(57,596)	159.6	(36,079)	(34,409)	(1,670)	4.9
Net Realized Performance Fees	75,936	9,060	66,876	NM	9,060	57,573	(48,513)	(84.3)
Realized principal investment income, net(3)	8,764	19,199	(10,435)	(54.4)	19,199	19,249	(50)	(0.3)
Net interest loss and other	(21,997)	(13,619)	(8,378)	61.5	(13,619)	(16,638)	3,019	(18.1)
Segment Distributable Earnings	$579,170	$394,309	$184,861	46.9%	$394,309	$394,204	$105	—%

(1)	Represents certain performance fees from business development companies and Redding Ridge Holdings.

(2)	Excludes realized performance fees and realized profit sharing expense settled in the form of shares of Athene Holding during the year ended December 31, 2018.

(3)	Realized principal investment income, net includes dividends from our permanent capital vehicles, net of such amounts used to compensate employees.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Management fees increased by $136.9 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This change was primarily attributable to an increase in management fees earned from Athene, Athora, SCRF IV and Apollo Total Return Fund L.P. of $98.5 million, $8.0 million, $6.6 million and $6.0 million, respectively, during the year ended December 31, 2019, as compared to the same period during 2018.
Advisory and transaction fees, net increased by $35.2 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018. This increase was primarily driven by net advisory and transaction fees earned related to the structuring of a loan for a portfolio company during the year ended December 31, 2019, as compared to the same period during 2018.
Performance fees decreased by $7.3 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This change was primarily attributable to a decrease in performance fees earned from AINV of $17.7 million during the year ended December 31, 2019, as compared to the same period during 2018 as a result of the amended and restated investment management agreement with AINV, as described in note 15 to our consolidated financial statements. The fee arrangement with AINV revised the performance fee to include a total return requirement, and the total return hurdle rate was not achieved as of December 31, 2019. This decrease in performance fees was partially offset by increased performance fees from Redding Ridge Holdings and a business development company of $5.3 million and $5.1 million, respectively, during the year ended December 31, 2019, as compared to the same period during 2018. The performance fees from Redding Ridge Holdings and a non-traded business development company were primarily driven by the vehicles exceeding their annualized hurdle rate during the year ended December 31, 2019, which did not occur during the same period during 2018.
Salary, bonus and benefits expense increased by $15.7 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018 primarily due to an increase in headcount.
General, administrative and other increased by $12.2 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018. The change was primarily driven by an increase in technology expenses, occupancy expenses and other miscellaneous expenses during the year ended December 31, 2019, as compared to the same period in 2018.
Realized performance fees increased by $124.5 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018. This change was primarily attributable to an increase in realized performance fees generated from MidCap, Apollo Credit Strategies Master Fund Ltd., FCI I, and Apollo Credit Master Fund Ltd. (“Credit Fund”) of $45.4 million, $29.5 million, $24.2 million and $12.3 million, respectively, during the year ended December 31, 2019 as compared to the year ended December 31, 2018.
The increase in realized performance fees generated from MidCap was primarily a result of achieving a vesting provision during the year ended December 31, 2019, while the fund had no realized performance fees during the year ended December 31, 2018. The increase in realized performance fees generated from Apollo Credit Strategies Master Fund Ltd was a result of additional fees that crystallized on December 31, 2019, as market values were higher for investments held across the fund during the year ended December 31, 2019. The increase in realized performance fees generated from FCI I was primarily driven by realizations of the fund’s investments in various life settlement policies during the year ended December 31, 2019, while the fund had no realized performance fees during the year ended December 31, 2018. The increase in realized performance fees generated from Credit Fund was primarily driven by the appreciation and realization from its bank loan investments during the year ended December 31, 2019, as compared to the year ended December 31, 2018.
Realized profit sharing expense increased by $57.6 million during the year ended December 31, 2019, as compared to the same period in 2018, as a result of a corresponding increase in realized performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $17.7 million and $3.6 million related to the Incentive Pool for the year ended December 31, 2019 and 2018, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income, net decreased by $10.4 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This change was primarily attributable to an increase in dividend amounts used to compensate employees during the year ended December 31, 2019, as compared to the same period in 2018.
Net interest loss and other increased by $8.4 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to additional interest expense incurred during the year ended December 31, 2019 as a result of the issuances of the 2029 Senior Notes and 2039 Senior Secured Guaranteed Notes, as described in note 11 to our consolidated financial statements.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Management fees increased by $86.7 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This change was primarily attributable to an increase in management fees earned from Athene and Apollo Total Return Fund L.P. of $60.2 million and $9.8 million, respectively, during the year ended December 31, 2018, as compared to the same period during 2017. The increase in management fees earned from Athene was primarily attributable to its completion of the reinsurance transaction relating to the fixed annuity business of VA Capital in 2018.
Advisory and transaction fees, net decreased by $21.5 million during the year ended December 31, 2018, as compared to the year ended December 31, 2017. This decrease was primarily driven by a decrease in net advisory and transaction fees earned with respect to FCI III of $20.3 million during the year ended December 31, 2018, as compared to the same period during 2017.

Performance fees increased by $10.7 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This change was primarily attributable to increases in performance fees earned from a business development company and Redding Ridge Holdings of $5.0 million and $3.7 million, respectively, during the year ended December 31, 2018, as compared to the same period during 2017.
Salary, bonus and benefits expense increased by $8.3 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017 primarily due to an increase in headcount.
General, administrative and other increased by $11.8 million during the year ended December 31, 2018, as compared to the year ended December 31, 2017. The change was primarily driven by an increase in professional fees during the year ended December 31, 2018, as compared to the same period in 2017.
Other income, net of Non-Controlling Interest decreased by $10.2 million during the year ended December 31, 2018, as compared to the year ended December 31, 2017. This change was primarily attributable to proceeds received in connection with the Company’s early termination of a lease and the Company’s recognition of $6.2 million of other income from the assignment of a CLO collateral management agreement during the year ended December 31, 2017.
Realized performance fees decreased by $46.8 million during the year ended December 31, 2018, as compared to the year ended December 31, 2017. This change was primarily attributable to a decrease in realized performance fees generated from SCRF III and a strategic investment account of $33.9 million and $4.8 million, respectively, as well as modest decreases across other credit funds and investment vehicles during the during the year ended December 31, 2018, as compared to the year ended December 31, 2017. This decrease was partially offset by an increase in realized performance fees generated from a strategic account of $11.0 million during the year ended December 31, 2018, as compared to the year ended December 31, 2017.
The decrease in realized performance fees generated from SCRF III was primarily driven by lower realizations prior to the liquidation of the fund during the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease in realized performance fees generated from the strategic investment account was driven by less profit generated in investments in collateralized loan obligations and an investment in an Apollo fund during the year ended December 31, 2018, as compared to the year ended December 31, 2017. The increase in realized performance fees generated from the strategic investment account was primarily driven by increased income and sales proceeds from the private lending and opportunistic strategies during the year ended December 31, 2018, as compared to the year ended December 31, 2017.
Net interest loss and other decreased by $3.0 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to additional interest income earned from money market funds and U.S. Treasury securities held after December 31, 2017. Interest income was partially offset by additional interest expense incurred during the year ended December 31, 2018 as a result of the issuance of the 2048 Senior Notes in March 2018, as described in note 11 to our consolidated financial statements.

Private Equity
The following table sets forth our segment statement of operations information and our supplemental performance measure, Segment Distributable Earnings, within our private equity segment.

	For the Years Ended December 31,		Total Change	Percentage Change	For the Years Ended December 31,		Total Change	Percentage Change
	2019	2018			2018	2017
	(in thousands)				(in thousands)
Private Equity:
Management fees	$523,194	$477,185	$46,009	9.6%	$477,185	$356,208	$120,977	34.0%
Advisory and transaction fees, net	71,324	89,602	(18,278)	(20.4)	89,602	84,216	5,386	6.4
Fee Related Revenues	594,518	566,787	27,731	4.9	566,787	440,424	126,363	28.7
Salary, bonus and benefits	(184,403)	(160,512)	(23,891)	14.9	(160,512)	(144,391)	(16,121)	11.2
General, administrative and other	(99,098)	(79,450)	(19,648)	24.7	(79,450)	(81,058)	1,608	(2.0)
Placement fees	(812)	(585)	(227)	38.8	(585)	(4,238)	3,653	(86.2)
Fee Related Expenses	(284,313)	(240,547)	(43,766)	18.2	(240,547)	(229,687)	(10,860)	4.7
Other income (loss), net	4,306	1,923	2,383	123.9	1,923	27,843	(25,920)	(93.1)
Fee Related Earnings	314,511	328,163	(13,652)	(4.2)	328,163	238,580	89,583	37.5
Realized performance fees	429,152	279,078	150,074	53.8	279,078	445,923	(166,845)	(37.4)
Realized profit sharing expense	(195,140)	(156,179)	(38,961)	24.9	(156,179)	(193,489)	37,310	(19.3)
Net Realized Performance Fees	234,012	122,899	111,113	90.4	122,899	252,434	(129,535)	(51.3)
Realized principal investment income	53,782	43,150	10,632	24.6	43,150	44,087	(937)	(2.1)
Net interest loss and other	(31,804)	(20,081)	(11,723)	58.4	(20,081)	(23,131)	3,050	(13.2)
Segment Distributable Earnings	$570,501	$474,131	$96,370	20.3%	$474,131	$511,970	$(37,839)	(7.4)%
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Management fees increased by $46.0 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This change was primarily attributable to the commencement of Fund IX’s investment period in April 2018, resulting in an increase of $79.4 million in management fees during the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase in management fees was partially offset by decreased management fees earned from Fund VIII and COF III of $21.5 million and $7.4 million, respectively, during the year ended December 31, 2019 as compared to the year ended December 31, 2018.
Advisory and transaction fees, net decreased by $18.3 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This change was primarily attributable to a decrease in net advisory and transaction fees earned with respect to Fund VIII and a strategic investment account of $41.6 million and $15.0 million, respectively, during the year ended December 31, 2019, as compared to the same period during 2018. The decrease in net advisory and transaction fees was partially offset by increased net advisory and transaction fees earned related to Fund IX portfolio companies of $33.0 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018.
Salary, bonus and benefits expense increased by $23.9 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018 primarily due to changes in bonus accrual estimates and an increase in headcount.
General, administrative and other increased by $19.6 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018. The change was primarily driven by increased professional fees, fund organizational expenses and occupancy expenses during the year ended December 31, 2019, as compared to the same period in 2018.
Realized performance fees increased by $150.1 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This change was primarily attributable to an increase in realized performance fees generated from Fund VIII of $174.4 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018.
The realized performance fees from Fund VIII during the year ended December 31, 2019 were the result of sales and income generated from investments primarily in the manufacturing and industrial, business services, financial services and consumer services sectors. The realized performance fees during year ended December 31, 2018 were the result of sales and income generated from investments primarily in the chemicals, leisure, consumer services and natural resources sectors.

Realized profit sharing expense increased by $39.0 million during the year ended December 31, 2019, as compared to the same period in 2018, as a result of a corresponding increase in realized performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $54.4 million and $49.3 million related to the Incentive Pool for the years ended December 31, 2019 and 2018, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income increased by $10.6 million for the year ended December 31, 2019, as compared to the same period in 2018. This change was primarily attributable to an increase in realizations from Apollo’s equity ownership in Fund VIII of $21.2 million, partially offset by Apollo’s equity ownership interest in COF III, AION and Fund VII of $2.4 million, $2.1 million and $2.1 million, respectively, during the year ended December 31, 2019, as compared to the same period in 2018.
Net interest loss and other increased by $11.7 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to additional interest expense incurred during the year ended December 31, 2019 as a result of the issuances of the 2029 Senior Notes and 2039 Senior Secured Guaranteed Notes, as described in note 11 to our consolidated financial statements.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Management fees increased by $121.0 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This change was primarily attributable to the commencement of Fund IX’s investment period in April 2018, resulting in $240.3 million in management fees during the year ended December 31, 2018. The increase in management fees was partially offset by decreased management fees earned from Fund VIII and Fund VI of $79.5 million and $23.0 million, respectively, during the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease in management fees earned from Fund VIII was the result of a change in the basis upon which management fees are earned from capital commitments to invested capital. The decrease in management fees earned from Fund VI resulted from the termination of the fund’s management fee.
Advisory and transaction fees, net increased by $5.4 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This change was primarily attributable to an increase in net advisory and transaction fees earned as a result of the Catalina Holdings transaction of $16.7 million, partially offset by a decrease in net advisory and transaction fees earned with respect to Fund VIII’s portfolio companies of $13.7 million during the year ended December 31, 2018, as compared to the same period during 2017.
Salary, bonus and benefits expense increased by $16.1 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017 primarily due to an increase in headcount.
Other income, net decreased by $25.9 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This change was primarily attributable to proceeds received in connection with the Company’s early termination of a lease during the year ended December 31, 2017, in addition to insurance proceeds of $17.5 million received during the year ended December 31, 2017 in connection with fees and expenses relating to a legal proceeding.
Realized performance fees decreased by $166.8 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This change was primarily attributable to a decrease in realized performance fees generated from AAA and related funds of $136.1 million as a result of sales of the investment in Athene Holding during the year ended December 31, 2018 as compared to the year ended December 31, 2017.
Realized profit sharing expense decreased by $37.3 million during the year ended December 31, 2018, as compared to the same period in 2017, as a result of a corresponding decrease in realized performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $49.3 million and $43.0 million related to the Incentive Pool for the years ended December 31, 2018 and 2017, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Net interest loss and other decreased by $3.1 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to additional interest income earned from money market funds and U.S. Treasury securities held after December 31, 2017. Interest income was partially offset by additional interest expense incurred during the year ended December 31, 2018 as a result of the issuance of the 2048 Senior Notes in March 2018, as described in note 11 to our consolidated financial statements.

Real Assets
The following table sets forth our segment statement of operations information and our supplemental performance measure, Segment Distributable Earnings, within our real assets segment.

	For the Years Ended December 31,		Total Change	Percentage Change	For the Years Ended December 31,		Total Change	Percentage Change
	2019	2018			2018	2017
	(in thousands)				(in thousands)
Real Assets:
Management fees	$188,610	$163,172	$25,438	15.6%	$163,172	$170,521	$(7,349)	(4.3)%
Advisory and transaction fees, net	7,450	13,093	(5,643)	(43.1)	13,093	3,083	10,010	324.7
Fee Related Revenues	196,060	176,265	19,795	11.2	176,265	173,604	2,661	1.5
Salary, bonus and benefits	(82,770)	(74,002)	(8,768)	11.8	(74,002)	(77,612)	3,610	(4.7)
General, administrative and other	(42,242)	(40,391)	(1,851)	4.6	(40,391)	(39,904)	(487)	1.2
Placement fees	(1)	(407)	406	(99.8)	(407)	(8,602)	8,195	(95.3)
Fee Related Expenses	(125,013)	(114,800)	(10,213)	8.9	(114,800)	(126,118)	11,318	(9.0)
Other income (loss), net of Non-Controlling Interest	177	1,942	(1,765)	(90.9)	1,942	4,327	(2,385)	(55.1)
Fee Related Earnings	71,224	63,407	7,817	12.3	63,407	51,813	11,594	22.4
Realized performance fees	3,343	55,971	(52,628)	(94.0)	55,971	93,454	(37,483)	(40.1)
Realized profit sharing expense	(1,437)	(33,371)	31,934	(95.7)	(33,371)	(50,940)	17,569	(34.5)
Net Realized Performance Fees	1,906	22,600	(20,694)	(91.6)	22,600	42,514	(19,914)	(46.8)
Realized principal investment income	3,151	7,362	(4,211)	(57.2)	7,362	4,906	2,456	50.1
Net interest loss and other	(11,525)	(8,330)	(3,195)	38.4	(8,330)	(8,584)	254	(3.0)
Segment Distributable Earnings	$64,756	$85,039	$(20,283)	(23.9)%	$85,039	$90,649	$(5,610)	(6.2)%
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Management fees increased by $25.4 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This change was primarily attributable to an increase in management fees earned from Athene and ARI of $18.0 million and $4.2 million, respectively, during the year ended December 31, 2019, as compared to the same period during 2018.
Advisory and transaction fees, net decreased by $5.6 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This change was primarily attributable to a decrease in net advisory and transaction fees earned with respect to Infrastructure Equity Fund of $5.8 million during the year ended December 31, 2019, as compared to the same period during 2018.
Salary, bonus and benefits expense increased by $8.8 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018 primarily due to an increase in headcount.
Realized performance fees decreased by $52.6 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The decrease in realized performance fees was primarily attributable to a decrease in realized performance fees generated from EPF II and strategic investment accounts of $41.6 million and $8.5 million, respectively, during the year ended December 31, 2019, as compared to the year ended December 31, 2018.
Realized performance fees from EPF II decreased primarily due to the realizations of certain UK commercial real estate investments held by the fund during the year ended December 31, 2018, while the fund had no realizations during the year ended December 31, 2019. The decrease in realized performance fees from strategic investment accounts was primarily driven by lower realized profits allocated from underlying fund investments for the year ended December 31, 2019 as compared to the year ended December 31, 2018.
Realized profit sharing expense decreased by $31.9 million during the year ended December 31, 2019, as compared to the same period in 2018, as a result of a corresponding decrease in realized performance fees as described above, and a decrease in profit sharing expense related to the Incentive Pool. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $0.1 million and $9.1 million related to the Incentive Pool for the years ended December 31, 2019 and 2018, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.

Realized principal investment income decreased by $4.2 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This change was primarily attributable to a decrease in realizations from Apollo’s equity ownership interest in EPF II of $4.3 million during the year ended December 31, 2019, as compared to the same period in 2018.
Net interest loss and other increased by $3.2 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to additional interest expense incurred during the year ended December 31, 2019 as a result of the issuances of the 2029 Senior Notes and 2039 Senior Secured Guaranteed Notes, as described in note 11 to our consolidated financial statements.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Management fees decreased by $7.3 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This change was primarily attributable to a decrease in management fees earned from EPF II and Trophy Property Development Fund, L.P. of $ 12.2 million and $3.3 million respectively, during year ended December 31, 2018, as compared to the same period during 2017. The decrease in management fees was partially offset by increases in management fees earned from ARI and real estate debt managed accounts of $5.0 million and $3.0 million, respectively, during the year ended December 31, 2018, as compared to the same period during 2017.
Advisory and transaction fees, net, increased by $10.0 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to Apollo Infrastructure Equity Fund and the acquisition of management contracts for India-based funds of $6.0 million and $3.5 million, respectively, during the year ended December 31, 2018.
Salary, bonus and benefits decreased by $3.6 million during the year ended December 31, 2018, as compared to the same period during 2017 primarily due to changes in bonus accrual estimates.
Placement fees decreased by $8.2 million during the year ended December 31, 2018, as compared to the year ended December 31, 2017. This change was primarily driven by placement fees incurred in connection with capital raising activity relating to EPF III of $8.5 million during the year ended December 31, 2017.
Other income, net of Non-Controlling Interest decreased by $2.4 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily attributable to proceeds received in connection with the Company’s early termination of a lease during the year ended December 31, 2017.
Realized performance fees decreased by $37.5 million during the year ended December 31, 2018, as compared to the year ended December 31, 2017. The decrease in realized performance fees was primarily attributable to decreases in realized performance fees generated from EPF II, EPF I and Apollo U.S. Real Estate Fund II, L.P. (“U.S. RE Fund II”) of $17.6 million, $7.2 million and $7.1 million, respectively, during the year ended December 31, 2018, as compared to the year ended December 31, 2017.
The decrease in realized performance fees generated from EPF II fund was primarily driven by a decrease in realizations from UK commercial real estate investments during the year ended December 31, 2018, as compared to the year ended December 31, 2017. Realized performance fees from EPF I decreased as the fund did not have realizations during the year ended December 31, 2018. The decrease in realized performance fees generated from U.S. RE Fund II was driven by the fund generating significant realized performance fees during the year ended December 31, 2017, relating to the sales of assets in the hotel and industrial sector, while sales slowed during the year ended December 31, 2018.
Realized profit sharing expense decreased by $17.6 million during the year ended December 31, 2018, as compared to the same period in 2017, as a result of a corresponding decrease in realized performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in profit sharing expense is $9.1 million and $12.0 million related to the Incentive Pool for the years ended December 31, 2018 and 2017, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.

Summary of Distributable Earnings
The following table is a reconciliation of Distributable Earnings per share of common and equivalent to net dividend per share of common and equivalent.

	For the Years Ended December 31,
	2019	2018	2017
	(in thousands)
Segment Distributable Earnings	$1,214,427	$953,479	$996,823
Taxes and related payables	(62,300)	(44,215)	(26,337)
Preferred dividends	(36,656)	(31,662)	(13,538)
Distributable Earnings	1,115,471	877,602	$956,948
Add back: Tax and related payables attributable to common and equivalents	49,814	36,645	18,213
Distributable Earnings before certain payables(1)	1,165,285	914,247	$975,161
Percent to common and equivalents	56%	51%	49%
Distributable Earnings before other payables attributable to common and equivalents	652,560	466,266	477,829
Less: Taxes and related payables attributable to common and equivalents	(49,814)	(36,645)	(18,213)
Distributable Earnings attributable to common and equivalents(2)	$602,746	$429,621	459,616
Distributable Earnings per share(3)	$2.71	$2.12	$2.34
Retained capital per share(3)	(0.36)	(0.29)	(0.28)
Net dividend per share(3)	$2.35	$1.83	$2.06

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

Summary of Non-U.S. GAAP Measures
The table below sets forth a reconciliation of net income attributable Apollo Global Management, Inc. Class A Common Stockholders to our non-U.S. GAAP performance measures:

	For the Years Ended December 31,
	2019	2018	2017
	(in thousands)
Net Income Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$806,537	$(42,038)	$615,566
Preferred dividends	36,656	31,662	13,538
Net income attributable to Non-Controlling Interests in consolidated entities	30,504	31,648	8,891
Net income (loss) attributable to Non-Controlling Interests in the Apollo Operating Group	663,146	(2,021)	805,644
Net Income	$1,536,843	$19,251	$1,443,639
Income tax provision (benefit)	(128,994)	86,021	325,945
Income Before Income Tax Provision (Benefit)	$1,407,849	$105,272	$1,769,584
Transaction-related charges(1)	49,213	(5,631)	17,496
Charges associated with corporate conversion(2)	21,987	—	—
(Gains) losses from change in tax receivable agreement liability	50,307	(35,405)	(200,240)
Net income attributable to Non-Controlling Interests in consolidated entities	(30,504)	(31,648)	(8,891)
Unrealized performance fees(3)	(434,582)	782,888	(688,565)
Unrealized profit sharing expense(3)	207,592	(274,812)	226,319
Equity-based profit sharing expense and other(4)	96,208	91,051	6,980
Equity-based compensation	70,962	68,229	64,954
Unrealized principal investment (income) loss	(88,576)	62,097	(94,709)
Unrealized net (gains) losses from investment activities and other	(136,029)	191,438	(96,105)
Segment Distributable Earnings(5)	$1,214,427	$953,479	$996,823
Taxes and related payables	(62,300)	(44,215)	(26,337)
Preferred dividends	(36,656)	(31,662)	(13,538)
Distributable Earnings	$1,115,471	$877,602	$956,948
Preferred dividends	36,656	31,662	13,538
Taxes and related payables	62,300	44,215	26,337
Realized performance fees	(602,106)	(380,188)	(631,359)
Realized profit sharing expense	290,252	225,629	278,838
Realized principal investment income, net	(65,697)	(69,711)	(68,242)
Net interest loss and other	65,326	42,030	48,353
Fee Related Earnings	$902,202	$771,239	624,413
Depreciation, amortization and other, net	11,212	9,140	13,179
Fee Related EBITDA	$913,414	$780,379	$637,592
Realized performance fees(6)	602,106	380,188	631,359
Realized profit sharing expense(6)	(290,252)	(225,629)	(278,838)
Fee Related EBITDA + 100% of Net Realized Performance Fees	$1,225,268	$934,938	$990,113

(1)	Transaction-related charges include contingent consideration, equity-based compensation charges and the amortization of intangible assets and certain other charges associated with acquisitions.

(2)	Represents expenses incurred in relation to the Conversion, as described in note 1 to the consolidated financial statements.

(3)	Includes realized performance fees and realized profit sharing expense settled in the form of shares of Athene Holding during the year ended December 31, 2018.

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

(5)	See note 17 to the consolidated financial statements for more details regarding Segment Distributable Earnings for the combined segments.

(6)	Excludes realized performance fees and realized profit sharing expense settled in the form of shares of Athene Holding during the year ended December 31, 2018.
Liquidity and Capital Resources
Overview
Apollo’s business model primarily derives revenues and cash flows from the assets it manages. Apollo targets operating expense levels such that fee income exceeds total operating expenses each period. The company intends to distribute to its stockholders on a quarterly basis substantially all of its distributable earnings after taxes and related payables in excess of amounts determined to be necessary or appropriate to provide for the conduct of the business. As a result, the Company requires limited capital resources to support the working capital or operating needs of the business. While primarily met by cash flows generated through fee income received, liquidity needs are also met (to a limited extent) through proceeds from borrowings and equity issuances as described in notes 11 and 14 to the consolidated financial statements, respectively. The Company had cash and cash equivalents of $1,556.2 million at December 31, 2019.
Primary Sources and Uses of Cash
The Company has multiple sources of short-term liquidity to meet its capital needs, including cash on hand, annual cash flows from its activities, and available funds from the Company’s $750 million revolving credit facility as of December 31, 2019. The Company believes these sources will be sufficient to fund our capital needs for at least the next twelve months. If the Company determines that market conditions are favorable after taking into account our liquidity requirements, we may seek to issue additional senior notes, preferred equity, or other financing instruments.
The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s consolidated statements of cash flows:

	For the Years Ended December 31,
	2019	2018	2017
	(in thousands)
Operating Activities	$1,082,694	$814,259	$859,852
Investing Activities	(263,972)	(247,260)	(417,819)
Financing Activities	139,713	(752,184)	(453,635)
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	$958,435	$(185,185)	$(11,602)
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

•
During the years ended December 31, 2019, 2018 and 2017, cash provided by operating activities primarily includes cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, offset by cash outflows for compensation, general, administrative, and other expenses. Net cash provided by operating activities also reflects the operating activity of our consolidated funds and VIEs, which primarily include cash inflows from the sale of investments offset by cash outflows for purchases of investments.

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

•
During the years ended December 31, 2019, 2018 and 2017, cash used by investing activities primarily reflects purchases of U.S. Treasury securities and other investments and net contributions to equity method investments, offset by proceeds from maturities of U.S. Treasury securities.

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

•
During the year ended December 31, 2019, cash provided by financing activities primarily reflects proceeds from the issuance of the 2029 Senior Notes, the 2039 Senior Secured Guaranteed Notes and the 2050 Subordinated Notes, partially offset by dividends to Class A Common Stockholders and distributions to Non-Controlling interest holders. Net cash provided by financing activities also reflects the financing activity of our consolidated funds and VIEs, which primarily include cash inflows from the issuance of debt offset by cash outflows for the principal repayment of debt.

•
During the year ended December 31, 2018, cash used by financing activities primarily reflected repayments on the AMH term loan facility, dividends to Class A Common Stockholders and distributions to Non-Controlling interest holders, partially offset by proceeds from the issuance of the Series B Preferred shares and the 2048 Senior Notes.

•
During the year ended December 31, 2017, cash used by financing activities primarily reflects dividends to Class A Common Stockholders and distributions to Non-Controlling interest holders, partially offset by proceeds from the issuance of the Series A Preferred shares. Net cash provided by financing activities also reflects the financing activity of our consolidated funds and VIEs, which primarily include cash inflows from the issuance of debt offset by cash outflows for the principal repayment of debt.

Future Debt Obligations
The Company had long-term debt of $2.7 billion at December 31, 2019, which includes $2.6 billion of notes with maturities in 2024, 2026, 2029, 2039, 2048 and 2050. See note 11 to the consolidated financial statements for further information regarding the Company’s debt arrangements.
Contractual Obligations, Commitments and Contingencies
The Company had unfunded general partner commitments of $1.1 billion at December 31, 2019, of which $394 million related to Fund IX. For a summary and a description of the nature of the Company’s commitments, contingencies and contractual obligations, see note 16 to the consolidated financial statements and “—Contractual Obligations, Commitments and Contingencies”. The Company’s commitments are primarily fulfilled through cash flows from operations and (to a limited extent) through borrowings and equity issuances as described in notes 11 and 14 to the consolidated financial statements, respectively.
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
Income Taxes
Effective September 5, 2019, Apollo Global Management, LLC, a Delaware limited liability company, converted to a Delaware corporation named Apollo Global Management, Inc. Subsequent to the Conversion, generally all of the income is subject to U.S. corporate income taxes, which could result in an overall higher income tax expense (or benefit) in periods subsequent to the Conversion.
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
Revolver Facility
Under the Company’s 2018 AMH Credit Facility, the Company may borrow in an aggregate amount not to exceed $750 million and may incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as the Borrower is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. Borrowings under the 2018 AMH Credit Facility may be used for working capital and general corporate purposes, including without limitation, permitted acquisitions. The 2018 AMH Credit Facility has a final maturity date of July 11, 2023.
Dividends and Distributions
For information regarding the quarterly dividends and distributions which were made at the sole discretion of the Company’s Former Manager prior to the Conversion to Class A Common Stockholders, Non-Controlling Interest holders in the Apollo Operating Group and participating securities, see note 14 to the consolidated financial statements.
Although the Company expects to pay dividends according to our dividend policy, we may not pay dividends according to our policy, or at all, if, among other things, we do not have the cash necessary to pay the intended dividends. To the extent we do not have cash on hand sufficient to pay dividends, we may have to borrow funds to pay dividends, or we may determine not to pay dividends. The declaration, payment and determination of the amount of our quarterly dividends are at the sole discretion of the executive committee of our board of directors.
Our current intention is to distribute to our Class A Common Stockholders on a quarterly basis substantially all of our Distributable Earnings attributable to Class A Common Stockholders, in excess of amounts determined by the executive committee of our board of directors to be necessary or appropriate to provide for the conduct of our business and, at a minimum, a quarterly dividend of $0.40 per share.
On January 30, 2020, the Company declared a cash dividend of $0.89 per Class A share, which will be paid on February 28, 2020 to holders of record at the close of business on February 11, 2020. Also, the Company declared a cash dividend of $0.398438 per share of Series A Preferred share and Series B Preferred share which will be paid on March 16, 2020 to holders of record at the close of business on February 28, 2020.
Tax Receivable Agreement
The tax receivable agreement provides for the payment to the Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that AGM Inc. and its subsidiaries realizes subject to the agreement. For more information regarding the tax receivable agreement, see note 15 to the consolidated financial statements.
Share Repurchases
For information regarding the Company’s share repurchase program, see note 14 to the consolidated financial statements.

Athora
On April 14, 2017, Apollo made an unfunded commitment of €125 million to purchase new Class B-1 equity interests in Athora, a strategic platform that acquires and reinsures traditional closed life insurance policies and provides capital and reinsurance solutions to insurers in Europe. In January 2018, Apollo purchased Class C-1 equity interests in Athora that represent a profits interest in Athora which, upon meeting certain vesting triggers, will be convertible by Apollo into additional Class B-1 equity interests in Athora. Apollo and Athene are minority investors in Athora with a long term strategic relationship and aggregate voting power of 35% and 10%, respectively.
As part of an ongoing capital raise in connection with Athora’s acquisition of VIVAT N.V., which is subject to regulatory approval, Apollo exercised its preemptive rights and made an additional incremental commitment of approximately €58 million to purchase new Class B-1 equity interests in Athora. In addition, Apollo will purchase Class C-2 equity interests in Athora that represent a profits interest in Athora which, upon meeting certain vesting triggers, will be convertible by Apollo into additional Class B-1 equity interests in Athora.
For more information regarding unfunded general partner commitments, see “—Contractual Obligations, Commitments and Contingencies”.
Fund VIII, Fund VII, Fund VI, ANRP I and ANRP II Escrow
As of December 31, 2019, the remaining investments and escrow cash of Fund VIII were valued at 131% of the fund’s unreturned capital, which was above the required escrow ratio of 115%. As of December 31, 2019, the remaining investments and escrow cash of Fund VII, Fund VI, ANRP I and ANRP II were valued at 63%, 35%, 47% and 90% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. With respect to Fund VII, Fund VI, ANRP I and ANRP II, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the funds’ partnership agreements.
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
Indemnification Liability
The Company recorded an indemnification liability in the event that our Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation to return previously distributed performance fees. See note 15 to the consolidated financial statements for further information regarding the Company’s indemnification liability.
Investment Management Agreements - Athene Asset Management
The Company provides asset management and advisory services to Athene as described in note 15 to the consolidated financial statements. On September 20, 2018, Athene and Apollo agreed to revise the existing fee arrangements (the “amended fee agreement”) between Athene and Apollo. The amended fee agreement was subject to approval by Athene’s shareholders of a bye-law amendment providing that Athene will not elect to terminate the investment management arrangement between Athene and Apollo, except for cause, for a period of four years from the date of the bye-law amendment and thereafter only on each successive two-year anniversary of the expiration of the initial four-year period. On June 10, 2019, the Athene shareholders approved the bye-law amendment and the amended fee agreement took effect retroactive to the month beginning January 1, 2019. The Company began recording fees pursuant to the amended fee agreement on January 1, 2019. The amended fee agreement provides for sub-allocation fees which vary based on portfolio allocation differentiation, as described below.
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
The amended fee agreement is intended to provide for further alignment of interests between Athene and the Company. On the Backbook Value, assuming constant portfolio allocations, the near-term impact of the amended fee agreement is anticipated to be immaterial. On the Incremental Value, assuming the same allocations as the Backbook Value, total fees paid by Athene to the Company are expected to be marginally lower than fees paid by Athene to the Company would have been under the prior fee arrangement. If invested asset allocations are more heavily weighted to assets with lower alpha-generating abilities than Athene’s current investment portfolio, the fees that Athene pays to the Company under the amended fee agreement would be expected to decline relative to the prior fee arrangement. Conversely, if a greater proportion of Athene’s investment portfolio is allocated to differentiated assets with higher alpha-generating abilities, Athene’s net investment earned rates would be expected to increase, and so would the fees Athene pays to the Company relative to the prior fee arrangement.
Strategic Transaction with Athene Holding
On October 27, 2019 Athene Holding, AGM Inc. and the entities that form the Apollo Operating Group entered into the Transaction Agreement, pursuant to which, among other things, (i) Athene Holding will issue 27,959,184 AHL Class A Common Shares to certain subsidiaries of the Apollo Operating Group in exchange for an issuance by the Apollo Operating Group of 29,154,519 non-voting equity interests of the Apollo Operating Group to Athene Holding and (ii) AGM Inc., through the Apollo Operating Group, will purchase an additional $350 million of AHL Class A Common Shares. The consummation of the Share Issuance and the other transactions contemplated by the Transaction Agreement are subject to certain closing conditions and regulatory approvals. See note 18 to the consolidated financial statements for further information regarding the Transaction Agreement with Athene Holding.
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
Strategic Relationship Agreement with CalPERS
On April 20, 2010, the Company announced that it entered into a strategic relationship agreement with CalPERS. The strategic relationship agreement provides that Apollo will reduce fees charged to CalPERS on funds it manages, or in the future will manage, solely for CalPERS by $125 million over a five-year period or as close a period as required to provide CalPERS with that benefit. The agreement further provides that Apollo will not use a placement agent in connection with securing any future capital commitments from CalPERS. As of December 31, 2019, the Company had reduced fees charged to CalPERS on the funds it manages by approximately $108.7 million.
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
Several of the Company’s employee remuneration programs are dependent upon performance fee realizations, including the Incentive Pool, and dedicated performance fee rights and certain RSU awards for which vesting is contingent, in part, on the realization of performance fees in a specified period.  The Company established these programs to attract and retain, and provide incentive to, partners and employees of the Company and to more closely align the overall compensation of partners and employees with the overall realized performance of the Company.  Dedicated performance fee rights entitle their holders to payments arising from performance fee realizations.  The Incentive Pool enables certain partners and employees to earn discretionary compensation based on realized performance fees in a given year, which amounts are reflected in profit sharing expense in the Company’s consolidated financial statements.  Amounts earned by participants as a result of their performance fee rights (whether dedicated or Incentive Pool) will vary year-to-year depending on the overall realized performance of the Company (and, in the case of the Incentive Pool, on their individual performance). There is no assurance that the Company will continue to compensate individuals through the same types of arrangements in the future and there may be periods when the executive committee of the Company’s manager determines that allocations of realized performance fees are not sufficient to compensate individuals, which may result in an increase in salary, bonus and benefits, the modification of existing programs or the use of new remuneration programs.  Reductions in performance fee revenues could also make it harder to retain employees and cause employees to seek other employment opportunities.
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
We utilized the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting dividends on certain Plan Grant and Performance Grant RSUs. The weighted average for the inputs utilized for the shares granted are presented in the table below for Plan Grants and Performance Grants:

	For the Years Ended December 31,
	2019	2018	2017
Plan Grants:
Dividend Yield(1)	6.7%	5.7%	6.1%
Cost of Equity Capital Rate(3)	10.2%	10.8%	11.0%
Performance Grants:
Dividend Yield(2)	6.6%	6.8%	N/A
Cost of Equity Capital Rate(3)	10.2%	10.8%	N/A

(1)
Calculated based on the historical dividends paid during the year ended December 31, 2019 and the price of the Company’s Class A shares as of the measurement date of the grant on a weighted average basis.

(2)
Calculated based on the historical dividends paid during the three months ended December 31, 2019 and the price of the Company’s Class A shares as of the measurement date of the grant on a weighted average basis.

(3)
Assumes a discount rate that was equivalent to the opportunity cost of foregoing distributions on unvested Plan Grant and Performance Grant RSUs as of the valuation date, based on the Capital Asset Pricing Model (“CAPM”). CAPM is a commonly used mathematical model for developing expected returns.

The following table summarizes the weighted average discounts for certain Plan Grants and Performance Grants:

	For the Years Ended December 31,
	2019	2018	2017
Plan Grants:
Discount for the lack of distributions until vested(1)	18.7%	12.0%	11.8%
Performance Grants :
Discount for the lack of distributions until vested(1)	14.0%	12.8%	N/A

(1)	Based on the present value of a growing annuity calculation.
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
The weighted average for the inputs utilized for the shares granted are presented in the table below for Plan Grants, Bonus Grants and Performance Grants:

	For the Years Ended December 31,
	2019	2018	2017
Plan Grants:
Holding Period Restriction (in years)	0.4	0.8	0.6
Volatility(1)	37.9%	24.9%	22.1%
Dividend Yield(2)	6.7%	5.7%	6.1%
Bonus Grants:
Holding Period Restriction (in years)	0.2	0.2	0.2
Volatility(1)	40.7%	22.5%	22.6%
Dividend Yield(2)	7.2%	5.3%	5.4%
Performance Grants:
Holding Period Restriction (in years)	0.9	1.2	N/A
Volatility(1)	30.6%	23.9%	N/A
Dividend Yield(2)	6.6%	5.7%	N/A

(1)	The Company determined the expected volatility based on the volatility of the Company’s Class A share price as of the grant date with consideration to comparable companies.

(2)
Calculated based on the historical dividends paid during the twelve months ended December 31, 2019 and 2018 and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.

The following table summarizes the weighted average marketability discounts for Plan Grants, Bonus Grants and Performance Grants:

	For the Years Ended December 31,
	2019	2018	2017
Plan Grants:
Marketability discount for transfer restrictions(1)	4.9%	4.7%	3.6%
Bonus Grants:
Marketability discount for transfer restrictions(1)	4.1%	2.3%	2.3%
Performance Grants:
Marketability discount for transfer restrictions(1)	5.9%	5.6%	N/A

(1)	Based on the Finnerty Model calculation.
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
Income Taxes
Prior to the Conversion, certain entities in the Apollo Operating Group operated as partnerships for U.S. federal income tax purposes. As a result, these members of the Apollo Operating Group were not subject to U.S. federal income taxes. However, certain of these entities were subject to NYC UBT and certain non-U.S. entities were subject to non-U.S. corporate income taxes. Effective September 5, 2019, Apollo Global Management, LLC converted from a Delaware limited liability company to a Delaware corporation named Apollo Global Management, Inc. Subsequent to the Conversion, generally all of the income is subject to U.S. corporate income taxes, which could result in an overall higher income tax expense (or benefit) in periods subsequent to the Conversion.
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

Contractual Obligations, Commitments and Contingencies
The Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows as of December 31, 2019:

	2020	2021	2022	2023	2024	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$28,094	$40,516	$51,184	$49,383	$47,237	$467,698	$684,112
Other long-term obligations(2)	16,959	1,871	906	673	673	673	21,755
2018 AMH Credit Facility(3)	675	675	675	358	—	—	2,383
2024 Senior Notes(3)	20,000	20,000	20,000	20,000	508,333	—	588,333
2026 Senior Notes(3)	22,000	22,000	22,000	22,000	22,000	530,983	640,983
2029 Senior Notes(3)	32,886	32,886	32,886	32,886	32,886	810,818	975,248
2039 Senior Secured Guaranteed Notes(3)	15,503	15,503	15,503	15,503	15,503	549,786	627,301
2048 Senior Notes(3)	15,000	15,000	15,000	15,000	15,000	648,750	723,750
2050 Subordinated Notes(3)	14,850	14,850	14,850	14,850	14,850	671,844	746,094
Secured Borrowing	330	330	330	330	330	19,913	21,563
2014 AMI Term Facility II	302	302	17,345	—	—	—	17,949
2016 AMI Term Facility I	246	246	246	246	246	18,924	20,154
2016 AMI Term Facility II	256	256	256	18,428	—	—	19,196
Obligations	$167,101	$164,435	$191,181	$189,657	$657,058	$3,719,389	$5,088,821

(1)	Operating lease obligations excludes $135.7 million of other operating expenses associated with operating leases.

(2)
Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(3)	See note 11 of the consolidated financial statements for further discussion of these debt obligations.

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
Commitments
Certain of our management companies and general partners are committed to contribute to the funds we manage and certain related parties. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our related parties, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its related parties, the percentage of total fund commitments of Apollo and its related parties, the commitment and remaining commitment amounts of Apollo only (excluding related parties), and the percentage of total fund commitments of Apollo only (excluding related parties) for each credit, private equity and real assets fund as of December 31, 2019 as follows ($ in millions):

Fund	Apollo and Related Party Commitments	% of Total Fund Commitments	Apollo Only (Excluding Related Party) Commitments	Apollo Only (Excluding Related Party) % of Total Fund Commitments	Apollo and Related Party Remaining Commitments	Apollo Only (Excluding Related Party) Remaining Commitments
Credit:
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	$30.5	1.93%	$23.4	1.48%	$0.8	$0.6
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	449.2	30.26	29.7	2.00	237.1	4.2
Financial Credit Investment IV, L.P. (“FCI IV”)	174.3	26.90	11.3	1.75	174.3	11.3
FCI III	224.3	11.76	0.1	0.01	102.3	—
Financial Credit Investment II, L.P. (“FCI II”)	245.3	15.77	—	—	115.5	—
FCI I	151.3	27.07	—	—	—	—
SCRF IV	416.1	16.63	33.1	1.32	109.0	8.8
MidCap	1,672.9	80.23	110.9	5.32	31.0	31.0
Apollo Moultrie Credit Fund, L.P.	400.0	100.00	—	—	160.0	—
Apollo Accord Master Fund II, L.P.	116.6	22.57	11.6	2.25	20.4	7.6
Apollo Accord Master Fund III, L.P.	225.1	25.40	0.1	0.01	168.8	0.1
PK Air 1, L.P. (“PK AirFinance”)	2,539.0	100.00	2,539.0	—	325.3	—
Apollo Revolver Fund, L.P.	322.1	61.31	42.1	8.01	322.1	42.1
Athora(1)	663.7	27.37	140.0	5.77	459.9	97.1
Other Credit	3,591.1	Various	216.7	Various	1,436.3	120.5
Private Equity:
Fund IX	1,917.5	7.75	470.2	1.90	1,583.7	393.5
Fund VIII	1,543.5	8.40	396.8	2.16	257.1	67.1
Fund VII	467.2	3.18	178.1	1.21	60.9	23.2
Fund VI	246.3	2.43	6.1	0.06	9.7	0.2
Fund V	100.0	2.67	0.5	0.01	6.2	—
Fund IV	100.0	2.78	0.2	0.01	0.5	—
AION	151.5	18.34	50.0	6.05	19.2	6.1
ANRP I	426.1	32.21	10.1	0.76	57.9	1.1
ANRP II	561.2	16.25	25.9	0.75	193.1	8.8
ANRP III	650.1	46.44	30.1	2.15	650.1	30.1
A.A. Mortgage Opportunities, L.P.	625.0	80.31	—	—	261.6	—
Apollo Rose, L.P.	299.1	100.00	—	—	—	—
Apollo Rose II, L.P.	887.1	51.01	33.0	1.9	394.6	14.9
Champ, L.P.	188.7	78.25	26.0	10.8	15.7	2.4
Apollo Royalties Management, LLC	108.6	100.00	—	—	—	—
Apollo Hybrid Value Fund, L.P.	841.7	25.99	64.2	1.98	634.6	48.4
COF III	358.1	10.45	36.4	1.06	74.3	8.1
Apollo Asia Private Credit Fund, L.P.	126.5	55.12	0.1	0.04	31.9	—
AEOF	125.5	12.01	25.5	2.44	92.5	18.8
Other Private Equity	713.8	Various	105.0	Various	161.0	48.7
Real Assets:
U.S. RE Fund III	317.1	71.68	7.1	1.60	317.1	7.1
U.S. RE Fund II(2)	717.6	57.71	4.7	0.38	336.1	1.8
U.S. RE Fund I(2)	434.7	66.60	16.6	2.54	80.9	2.7
Asia RE Fund(2)	386.8	53.77	8.4	1.16	189.2	3.7
Infrastructure Equity Fund(3)	246.1	27.43	13.1	1.46	49.1	2.7
EPF III(1)	609.4	13.52	74.7	1.66	356.5	43.9
EPF II(1)	410.8	11.95	60.2	1.75	92.9	18.1
Apollo European Principal Finance Fund, L.P. (“EPF I”)(1)	300.9	20.74	19.8	1.37	48.8	4.5
Other Real Assets	364.1	Various	24.1	Various	18.3	1.1
Other:
Apollo SPN Investments I, L.P.	15.6	0.34	15.6	0.34	10.2	10.2
Total	$25,462.1		$4,860.5		$9,666.5	$1,090.5

(1)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.12 as of December 31, 2019.

(2)
Figures for U.S. RE Fund I include base, additional, and co-investment commitments. A co-investment vehicle within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.33 as of December 31, 2019. Figures for U.S. RE Fund II and Asia RE Fund include co-investment commitments.

(3)	Figures for Apollo Infrastructure Equity Fund include Apollo Infra Equity US Fund, L.P. and Apollo Infra Equity International Fund, L.P. commitments.
On April 30, 2015, Apollo entered into the AAA Investments Credit Agreement (see note 15 of our consolidated financial statements for further disclosure regarding this facility). The 2018 AMH Credit Facility, 2024 Senior Notes, 2026 Senior Notes, 2029 Senior Notes, 2039 Senior Secured Guaranteed Notes, the 2048 Senior Notes and the 2050 Subordinated Notes will have future impacts on our cash uses. See note 11 of our consolidated financial statements for information regarding the Company’s debt arrangements.
Contingent Obligation—Performance fees with respect to certain credit and private equity funds and real assets funds is subject to reversal in the event of future losses to the extent of the cumulative performance fees recognized in income to date. See note 16 of our consolidated financial statements for a description of our contingent obligation.
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of December 31, 2019, there were no underwriting commitments.

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

The Company has established a Global Risk Committee comprised of various members of senior management including the Company’s Co-Presidents, Co-Chief Operating Officers, Chief Legal Officer, Global Head of Human Capital, Chief Risk Officer, Head of Enterprise Risk Management and Head of Internal Audit. The risk committee is tasked with assisting the Company in monitoring and managing enterprise-wide risk. The risk committee generally meets on a quarterly basis and reports to senior management of the Company at such times as the committee deems appropriate and at least on an annual basis.

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
Certain of our funds hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize our risk exposure by limiting the counterparties with which our funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. As of December 31, 2019, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.
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
Non-U.S. Operations—We conduct business throughout the world and are continuing to expand into foreign markets. We currently have offices outside the U.S. in London, Frankfurt, Madrid, Luxembourg, Mumbai, Delhi, Singapore, Hong Kong, Shanghai and Tokyo and have been strategically growing our international presence. Our fund investments and our revenues are primarily derived from our U.S. operations. With respect to our non-U.S. operations, we are subject to risk of loss from currency fluctuations, social instability, changes in governmental policies or policies of central banks, expropriation, nationalization, unfavorable political and diplomatic developments and changes in legislation relating to non-U.S. ownership. Our funds also invest in the securities of companies which are located in non-U.S. jurisdictions. As we continue to expand globally, we will continue to focus on monitoring and managing these risk factors as they relate to specific non-U.S. investments.
Sensitivity
Interest Rate Risk—Apollo has debt obligations that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of December 31, 2019 and 2018, we estimate that interest expense would increase on an annual basis, in the event interest rates were to increase by one percentage point, by approximately $0.7 million and $0.7 million, respectively.
In addition to our debt obligations, we are also subject to interest rate risk through the investments of our funds. For funds that pay management fees based on NAV or other bases that are sensitive to market value fluctuations, we anticipate our management fees would change consistent with the increase or decrease experienced by the underlying funds’ portfolios. In the event that interest rates were to increase by one percentage point, we estimate that management fees earned on a segment basis that were dependent upon estimated fair value would decrease by approximately $33.4 million and $26.6 million during the years ended December 31, 2019 and 2018, respectively.
Credit Risk—Similar to interest rate risk, we are also subject to credit risk through the investments of our funds. In the event that credit spreads were to increase by one percentage point, we estimate that management fees earned on a segment basis that were dependent upon estimated fair value would decrease by approximately $42.6 million and $37.5 million during the years ended December 31, 2019 and 2018, respectively.

Foreign Exchange Risk—We estimate for the years ended December 31, 2019 and 2018, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in management fees, performance fees and principal investment income:

	For the Years Ended December 31,
	2019	2018
	(in thousands)
Management fees	$10,675	$8,406
Performance fees	1,645	—	(1)
Principal investment income	1,120	—	(1)

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
Management Fees—Management fees from the funds in our credit segment are based on the net asset value of the relevant fund, gross assets, capital commitments or invested capital, each as defined in the respective management agreements. Changes in the fair values of the investments in credit funds that earn management fees based on net asset value or gross assets will have a direct impact on the amount of management fees that are earned. Management fees earned from our credit segment on a segment basis that were dependent upon estimated fair value during the years ended December 31, 2019 and 2018 would decrease by approximately $71.0 million and $62.6 million, respectively, if the fair values of the investments held by such funds were 10% lower during the same respective periods.
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
Performance Fees—Performance fees from most of our credit, private equity and real assets funds generally is earned based on achieving specified performance criteria and is impacted directly by changes in the fair value of the funds’ investments. We anticipate that a 10% decline in the fair values of investments held by all of the credit, private equity and real assets funds at December 31, 2019 and 2018 would decrease performance fees on a segment basis as presented in the table below:

	For the Years Ended December 31,
	2019	2018
	(in thousands)
10% Decline in Fair Value of Investments Held
Credit	$222,874	$123,243
Private Equity	446,502	795,238
Real Assets	132,795	49,326
Net Gains From Investment Activities—Net gains from investment activities related to the Company's investment in Athene Holding would decrease by approximately $89.6 million and $76.1 million for the years ended December 31, 2019 and 2018, respectively, if the fair value of the Company's investment in Athene Holding decreased by 10% during the same respective periods.
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
We anticipate that a 10% decline in the fair value of investments at December 31, 2019 and 2018 would result in an approximate $126.5 million and $105.6 million decrease in principal investment income in our consolidated financial statements, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Apollo Global Management, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Apollo Global Management, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
1. Performance Allocations- Refer to Note 2 in the consolidated financial statements
Critical Audit Matter Description
As fund manager, the Company recognizes performance allocations from the funds it manages to the extent these funds meet or achieve certain performance criteria. The Company calculates performance allocations each reporting period based on the terms, which includes the fair value of the underlying investments held by the funds as a significant input, outlined in the respective fund governing agreement.
Certain funds may hold significant investments in illiquid investments whose fair values are based on unobservable inputs. These investments have limited observable market activity and changes in the fair value of these investments directly impact the amount of performance allocations the Company is entitled to recognize as revenue for the period.
Auditing the performance allocation calculations involves critical evaluation of the appropriate legal interpretation and application of the terms of the respective fund governing agreements. Auditing the fair value of investments which are based on unobservable inputs involves especially subjective auditor judgment, and the integral subject matter expertise of our internal fair value specialists, to evaluate the appropriateness of the valuation techniques, assumptions, and unobservable inputs used by the Company to determine fair value.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to funds’ performance allocations and the testing of fair value of illiquid investments held included the following, among others:

◦	We involved senior, more experienced audit team members to perform audit procedures.

◦	We tested the design and operating effectiveness of controls over the performance allocation calculations and the determination of the fair value of illiquid investments.

◦	We evaluated whether the Company’s performance allocation calculations were performed in accordance with the terms of the funds’ governing agreements.

◦	We utilized our fair value specialists to assist in the evaluation of the valuation methods, assumptions and unobservable inputs used by the Company to determine fair value of illiquid investments.

◦
We evaluated the Company’s historical ability to accurately estimate fair value of illiquid investments by comparing previous estimates of fair value to market transactions with third-parties and investigated differences.

2. Impact of the Corporate Conversion of Apollo Global Management - Refer to Note 10 in the consolidated financial statements
Critical Audit Matter Description
Effective September 5, 2019, the Company converted from a Delaware limited liability company to a Delaware corporation (the “Corporate Conversion”). The Company’s income tax provision and related income tax assets and liabilities are based on, among other things, an estimate of the impact of the Corporate Conversion. This includes the impact of the step-up in tax basis of certain assets related to prior exchanges of Apollo Operating Group units for Class A Common Stock of the Company. Additionally, the estimate includes an analysis, as of September 5, 2019, of the difference between the tax and book basis of certain partnerships and related underlying assets and liabilities previously not subject to federal income taxes.
The Company’s estimate of income tax assets and liabilities is based on the most recent information available including the tax and book basis of underlying assets of the certain partnerships not previously subject to corporate income tax. The tax basis of the partnerships and their underlying assets and liabilities is based on estimates subject to finalization of the Company’s 2019 tax return information. As a result, the impact of the Conversion may differ from the current estimates; however, any change is not anticipated to be material.
The estimated tax impacts of the Corporate Conversion are significant in nature due to the volume of information that needs to be analyzed, and the complexities and subjectivity relating to the estimates and the assessment of the step-up in tax basis. Auditing the impact of the Corporate Conversion required a high degree of auditor judgment and an increased extent of effort, including the integral subject matter expertise of our tax specialists to evaluate the estimates and judgments used by the Company in determining the impact to the deferred tax asset, income tax provision, and the liability associated with the tax receivable agreement.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the impact of the Corporate Conversion included the following, among others:

◦	We involved senior, more experienced audit team members to perform audit procedures.

◦
We tested the design and operating effectiveness of internal controls over the estimated tax impacts of the Corporate Conversion, including internal controls over the accounting and disclosures related to the transaction.

◦	We utilized our tax specialists to assist us in evaluating the transaction, including:

◦
Evaluated the steps undertaken by the Company to legally effectuate the transaction and resulting changes in the income tax provision to test the appropriate corporate tax inputs were utilized in the calculations.

◦	Evaluated the allocation of the step-up in tax basis to the Company’s assets.

◦	Assessed the appropriateness of any changes to the liability associated with the tax receivable agreement resulting from the Corporate Conversion.

◦	Evaluated the financial statement disclosures related to the deferred tax asset, income tax provision, and liability associated with the tax receivable agreement for completeness and accuracy.

/s/ Deloitte & Touche LLP
New York, New York
February 21, 2020
We have served as the Company's auditor since 2007.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2019 AND DECEMBER 31, 2018
(dollars in thousands, except share data)

	As of December 31, 2019	As of December 31, 2018
Assets:
Cash and cash equivalents	$1,556,202	$609,747
Restricted cash	19,779	3,457
U.S. Treasury securities, at fair value	554,387	392,932
Investments (includes performance allocations of $1,507,571 and $912,182 as of December 31, 2019 and December 31, 2018, respectively)	3,609,859	2,722,612
Assets of consolidated variable interest entities:
Cash and cash equivalents	45,329	49,671
Investments, at fair value	1,213,169	1,175,677
Other assets	41,688	65,543
Incentive fees receivable	2,414	6,792
Due from related parties	415,069	378,108
Deferred tax assets, net	473,165	306,094
Other assets	326,449	192,169
Lease assets	190,696	—
Goodwill	93,911	88,852
Total Assets	$8,542,117	$5,991,654
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$94,364	$70,878
Accrued compensation and benefits	64,393	73,583
Deferred revenue	84,639	111,097
Due to related parties	501,387	425,435
Profit sharing payable	758,669	452,141
Debt	2,650,600	1,360,448
Liabilities of consolidated variable interest entities:
Debt, at fair value	850,147	855,461
Other liabilities	79,572	78,977
Other liabilities	210,740	111,794
Lease liabilities	209,479	—
Total Liabilities	5,503,990	3,539,814
Commitments and Contingencies (see note 16)
Stockholders’ Equity:
Apollo Global Management, Inc. stockholders’ equity:
Series A Preferred Shares, 11,000,000 shares issued and outstanding as of December 31, 2018	—	264,398
Series A Preferred Stock, 11,000,000 shares issued and outstanding as of December 31, 2019	264,398	—
Series B Preferred Shares, 12,000,000 shares issued and outstanding as of December 31, 2018	—	289,815
Series B Preferred Stock, 12,000,000 shares issued and outstanding as of December 31, 2019	289,815	—
Class A Shares, no par value, unlimited shares authorized, 201,400,500 shares issued and outstanding as of December 31, 2018	—	—
Class A Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 222,994,407 shares issued and outstanding as of December 31, 2019	—	—
Class B Shares, no par value, unlimited shares authorized, 1 share issued and outstanding as of December 31, 2018	—	—
Class B Common Stock, $0.00001 par value, 999,999,999 shares authorized, 1 share issued and outstanding as of December 31, 2019	—	—
Class C Common Stock, $0.00001 par value, 1 share authorized, 1 share issued and outstanding as of December 31, 2019	—	—
Additional paid in capital	1,302,587	1,299,418
Accumulated deficit	—	(473,276)
Accumulated other comprehensive loss	(4,578)	(4,159)
Total Apollo Global Management, Inc. Stockholders’ equity	1,852,222	1,376,196
Non-Controlling Interests in consolidated entities	281,904	271,522
Non-Controlling Interests in Apollo Operating Group	904,001	804,122
Total Stockholders’ Equity	3,038,127	2,451,840
Total Liabilities and Stockholders’ Equity	$8,542,117	$5,991,654
See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017
(dollars in thousands, except share data)

	For the Years Ended December 31,
	2019	2018	2017
Revenues:
Management fees	$1,575,814	$1,345,252	$1,154,925
Advisory and transaction fees, net	123,644	112,278	117,624
Investment income (loss):
Performance allocations	1,057,139	(400,305)	1,306,193
Principal investment income	166,527	5,122	161,630
Total investment income (loss)	1,223,666	(395,183)	1,467,823
Incentive fees	8,725	30,718	31,431
Total Revenues	2,931,849	1,093,065	2,771,803
Expenses:
Compensation and benefits:
Salary, bonus and benefits	514,513	459,604	428,882
Equity-based compensation	189,648	173,228	91,450
Profit sharing expense	556,926	(57,833)	515,073
Total compensation and benefits	1,261,087	574,999	1,035,405
Interest expense	98,369	59,374	52,873
General, administrative and other	330,342	266,444	257,858
Placement fees	1,482	2,122	13,913
Total Expenses	1,691,280	902,939	1,360,049
Other Income (Loss):
Net gains (losses) from investment activities	138,154	(186,449)	95,104
Net gains from investment activities of consolidated variable interest entities	39,911	45,112	10,665
Interest income	35,522	20,654	6,421
Other income (loss), net	(46,307)	35,829	245,640
Total Other Income (Loss)	167,280	(84,854)	357,830
Income before income tax (provision) benefit	1,407,849	105,272	1,769,584
Income tax (provision) benefit	128,994	(86,021)	(325,945)
Net Income	1,536,843	19,251	1,443,639
Net income attributable to Non-Controlling Interests	(693,650)	(29,627)	(814,535)
Net Income (Loss) Attributable to Apollo Global Management, Inc.	843,193	(10,376)	629,104
Series A Preferred Stock Dividends	(17,531)	(17,531)	(13,538)
Series B Preferred Stock Dividends	(19,125)	(14,131)	—
Net Income (Loss) Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$806,537	$(42,038)	$615,566
Net Income Per Share of Class A Common Stock:
Net Income (Loss) Available to Class A Common Stock – Basic	$3.72	$(0.30)	$3.12
Net Income (Loss) Available to Class A Common Stock – Diluted	$3.71	$(0.30)	$3.10
Weighted Average Number of Shares of Class A Common Stock Outstanding – Basic	207,072,413	199,946,632	190,931,743
Weighted Average Number of Shares of Class A Common Stock Outstanding – Diluted	208,748,524	199,946,632	192,581,693
See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017
(dollars in thousands, except share data)

	For the Years Ended December 31,
	2019	2018	2017
Net Income	$1,536,843	$19,251	$1,443,639
Other Comprehensive Income, net of tax:
Currency translation adjustments, net of tax	(6,191)	(19,078)	13,953
Net gain (loss) from change in fair value of cash flow hedge instruments	(1,812)	105	105
Net gain (loss) on available-for-sale securities	88	(786)	36
Total Other Comprehensive Income (Loss), net of tax	(7,915)	(19,759)	14,094
Comprehensive Income (Loss)	1,528,928	(508)	1,457,733
Comprehensive Income attributable to Non-Controlling Interests	(686,154)	(12,218)	(821,715)
Comprehensive Income (Loss) Attributable to Apollo Global Management, Inc.	$842,774	$(12,726)	$636,018

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017
(dollars in thousands, except share data)
The statements below for the years ended December 31, 2018 and December 31, 2017 represent Apollo Global Management, LLC as a limited liability company prior to the Conversion:

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Series A Preferred Shares	Series B Preferred Shares	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Apollo Global Management, LLC. Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2017	185,460,294	1	$—	$—	$1,830,025	$(986,186)	$(8,723)	$835,116	$90,063	$942,349	$1,867,528
Adoption of new accounting guidance	—	—	—	—	—	22,901		22,901	—	—	22,901
Dilution impact of issuance of Class A shares	—	—	—	—	(344)	—	—	(344)	—	—	(344)
Equity issued in connection with Preferred shares offering	—	—	264,398		—			264,398	—	—	264,398
Capital increase related to equity-based compensation	—	—	—	—	72,174	—	—	72,174	—	—	72,174
Capital contributions	—	—	—	—	—	—	—	—	47,455	—	47,455
Distributions	—	—	(13,538)	—	(366,700)	—	—	(380,238)	(16,327)	(410,776)	(807,341)
Payments related to issuances of Class A shares for equity-based awards	2,323,205	—	—	—	—	(31,741)	—	(31,741)	—	—	(31,741)
Repurchase of Class A shares	(233,248)	—	—	—	(6,903)	—	—	(6,903)	—	—	(6,903)
Exchange of AOG Units for Class A shares	7,717,418	—	—	—	51,545	—	—	51,545	—	(39,609)	11,936
Net income	—	—	13,538	—	—	615,566	—	629,104	8,891	805,644	1,443,639
Currency translation adjustments, net of tax	—	—	—	—	—		6,579	6,579	10,004	(2,630)	13,953
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—		50	50	—	55	105
Net income on available-for-sale securities	—	—	—	—	—		285	285	—	(249)	36
Balance at December 31, 2017	195,267,669	1	$264,398	$—	$1,579,797	$(379,460)	$(1,809)	$1,462,926	$140,086	$1,294,784	$2,897,796
Adoption of new accounting guidance	—	—	—	—	(34)	(8,116)	—	(8,150)	—	(11,210)	(19,360)
Dilution impact of issuance of Class A shares	—	—	—	—	113	—	—	113	—	—	113
Equity issued in connection with Preferred shares offering	—	—	—	289,815	—	—	—	289,815	—	—	289,815
Capital increase related to equity-based compensation	—	—	—	—	147,537	—	—	147,537	—	—	147,537
Capital contributions	—	—	—	—	—	—	—	—	146,465	—	146,465
Distributions	—	—	(17,531)	(14,131)	(406,863)	—	—	(438,525)	(31,434)	(441,355)	(911,314)
Payments related to issuances of Class A shares for equity-based awards	3,440,447	—	—	—	28,740	(43,662)	—	(14,922)	—	—	(14,922)
Repurchase of Class A shares	(2,701,876)	—	—	—	(90,908)	—	—	(90,908)	—	—	(90,908)
Exchange of AOG Units for Class A shares	5,394,260	—	—	—	41,036	—	—	41,036	—	(33,910)	7,126
Net income	—	—	17,531	14,131	—	(42,038)	—	(10,376)	31,648	(2,021)	19,251
Currency translation adjustments, net of tax	—	—	—	—	—	—	(2,010)	(2,010)	(15,243)	(1,825)	(19,078)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	52	52	—	53	105
Net loss on available-for-sale securities	—	—	—	—	—	—	(392)	(392)	—	(394)	(786)
Balance at December 31, 2018	201,400,500	1	$264,398	$289,815	$1,299,418	$(473,276)	$(4,159)	$1,376,196	$271,522	$804,122	$2,451,840
The statements below for the year ended December 31, 2019 represent Apollo Global Management, LLC as a Delaware limited liability company prior to the Conversion and Apollo Global Management, Inc. as a corporation subsequent to the Conversion:

	Apollo Global Management, Inc. Stockholders
	Class A Shares	Class A Common Stock	Class B Shares	Class B Common Stock	Class C Common Stock
Balance at January 1, 2019	201,400,500	—	1	—	—
Issuance of Class C Common Stock resulting from the Conversion	—	—	—	—	1
Payments related to issuances of Class A Common Stock for equity-based awards	2,737,557	341,111	—	—	—
Repurchase of Class A Common Stock	(3,719,014)	—	—	—	—
Exchange of AOG Units for Class A Common Stock	21,984,253	250,000	—	—	—
Reclassifications resulting from the Conversion	(222,403,296)	222,403,296	(1)	1	—
Balance at December 31, 2019	—	222,994,407	—	1	1

	Apollo Global Management, Inc. Stockholders
	Series A Preferred Shares	Series A Preferred Stock	Series B Preferred Shares	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Stockholders’ Equity
Balance at January 1, 2019	$264,398	$—	$289,815	$—	$1,299,418	$(473,276)	$(4,159)	$1,376,196	$271,522	$804,122	$2,451,840
Dilution impact of issuance of Class A Common Stock	—	—	—	—	24	—	—	24	—	—	24
Capital increase related to equity-based compensation	—	—	—	—	146,718	—	—	146,718	—	—	146,718
Capital contributions	—	—	—	—	—	—	—	—	1,081	—	1,081
Dividends	(13,148)	(4,383)	(14,344)	(4,781)	(158,576)	(276,698)	—	(471,930)	(15,260)	(464,675)	(951,865)
Payments related to issuances of Class A Common Stock for equity-based awards	—	—	—	—	11,137	(56,563)	—	(45,426)	—	—	(45,426)
Repurchase of Class A Common Stock	—	—	—	—	(110,726)	—	—	(110,726)	—	—	(110,726)
Exchange of AOG Units for Class A Common Stock	—	—	—	—	114,592	—	—	114,592	—	(97,039)	17,553
Net income	13,148	4,383	14,344	4,781	—	806,537	—	843,193	30,504	663,146	1,536,843
Currency translation adjustments, net of tax	—	—	—	—	—	—	442	442	(5,943)	(690)	(6,191)
Net loss from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	(899)	(899)	—	(913)	(1,812)
Net gain on available-for-sale securities	—	—	—	—	—	—	38	38	—	50	88
Reclassifications resulting from the Conversion	(264,398)	264,398	(289,815)	289,815	—	—	—	—	—	—	—
Balance at December 31, 2019	$—	$264,398	$—	$289,815	$1,302,587	$—	$(4,578)	$1,852,222	$281,904	$904,001	$3,038,127

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018
(dollars in thousands, except share data)

	For the Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$1,536,843	$19,251	$1,443,639
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	189,648	173,228	91,450
Depreciation and amortization	15,758	15,233	18,379
Unrealized (gains) losses from investment activities	(135,967)	191,896	(99,376)
Principal investment income	(166,527)	(5,122)	(161,630)
Performance allocations	(1,057,139)	400,305	(1,306,193)
Change in fair value of contingent obligations	43,082	(11,166)	9,916
Loss (gain) from change in tax receivable agreement liability	50,307	(35,405)	(200,240)
Deferred taxes, net	(145,432)	79,188	314,127
Net loss related to cash flow hedge instruments	(1,974)	—	—
Non-cash lease expense	43,623	—	—
Other non-cash amounts included in net income, net	(22,260)	(18,363)	(42)
Cash flows due to changes in operating assets and liabilities:
Incentive fees receivable	4,378	660	5,674
Due from related parties	(49,670)	(108,684)	(23,184)
Accounts payable and accrued expenses	23,486	2,005	11,408
Accrued compensation and benefits	(9,190)	11,109	9,720
Deferred revenue	(17,281)	(13,680)	(43,378)
Due to related parties	4,234	(5,668)	(6,949)
Profit sharing payable	268,501	(224,796)	215,809
Lease liability	(31,570)	—	—
Other assets and other liabilities, net	(19,002)	3,677	(16,543)
Cash distributions of earnings from principal investments	77,981	66,860	65,448
Cash distributions of earnings from performance allocations	517,016	397,432	650,457
Satisfaction of contingent obligations	(5,055)	(6,947)	(23,597)
Apollo Fund and VIE related:
Net realized and unrealized gains from investing activities and debt	(39,429)	(40,850)	(9,773)
Purchases of investments	(443,393)	(479,674)	(709,928)
Proceeds from sale of investments	431,883	467,367	562,150
Changes in other assets and other liabilities, net	19,843	(63,597)	62,508
Net Cash Provided by Operating Activities	$1,082,694	$814,259	$859,852
Cash Flows from Investing Activities:
Purchases of fixed assets	$(39,495)	$(14,741)	$(8,529)
Proceeds from sale of investments	3,742	49,239	—
Purchase of investments	(15,048)	(104,786)	(12,711)
Purchase of U.S. Treasury securities	(541,530)	(449,865)	(363,812)
Proceeds from maturities of U.S. Treasury securities	390,336	423,342	—
Cash contributions to equity method investments	(186,985)	(268,933)	(153,309)
Cash distributions from equity method investments	127,029	121,555	117,577
Issuance of related party loans	(2,025)	(3,295)	(6,114)
Repayment of related party loans	—	—	17,700
Other investing activities	4	224	(8,621)
Net Cash Used in Investing Activities	$(263,972)	$(247,260)	$(417,819)
Cash Flows from Financing Activities:
Principal repayments of debt	$(15,317)	$(300,000)	$—
Issuance of Preferred Stock, net of issuance costs	—	289,815	264,398
Dividends to Preferred Stockholders	(36,656)	(31,662)	(13,538)
Issuance of debt	1,323,885	303,267	—
Satisfaction of tax receivable agreement	(37,234)	(50,267)	(17,895)
Repurchase of Class A Common Stock	(110,726)	(90,908)	(18,463)
Payments related to deliveries of Class A Common Stock for RSUs	(56,563)	(43,662)	(31,741)
Dividends paid	(435,274)	(406,863)	(366,700)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(464,675)	(441,355)	(410,776)
Other financing activities	(22,558)	(9,637)	(3,471)
Apollo Fund and VIE related:
Issuance of debt	378,872	—	553,034
Principal repayment of debt	(373,554)	(92,153)	(443,082)
Distributions paid to Non-Controlling Interests in consolidated entities	(11,347)	(25,948)	(10,776)
Contributions from Non-Controlling Interests in consolidated entities	860	147,189	45,375
Net Cash Provided by (Used in) Financing Activities	$139,713	$(752,184)	$(453,635)
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	958,435	(185,185)	(11,602)
Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities, Beginning of Period	662,875	848,060	859,662
Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities, End of Period	$1,621,310	$662,875	$848,060
Supplemental Disclosure of Cash Flow Information:
Interest paid	$80,869	$55,135	$57,310
Interest paid by consolidated variable interest entities	15,238	16,553	13,207
Income taxes paid	42,840	10,220	13,624
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash distributions from principal investments	$(1,099)	$(26,465)	$(52,683)
Non-cash purchases of other investments, at fair value	(2,449)	194,003	51,248
Non-cash sales of other investments, at fair value	—	(48,587)	—
Acquisition of Goodwill	5,059	—	—
Supplemental Disclosure of Non-Cash Financing Activities:
Capital increases related to equity-based compensation	$146,718	$147,537	$72,174
Issuance of restricted shares	11,137	28,740	—
Other non-cash financing activities	24	113	(345)
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	171,814	45,017	56,908
Due to related parties	(41,954)	(37,891)	(44,972)
Additional paid in capital	(17,553)	(7,126)	(11,936)
Non-Controlling Interest in Apollo Operating Group	97,039	33,910	39,609

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Consolidated Statements of Financial Condition:
Cash and cash equivalents	$1,556,202	$609,747	$751,273
Restricted cash	19,779	3,457	3,875
Cash and cash equivalents held at consolidated variable interest entities	45,329	49,671	92,912
Total Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$1,621,310	$662,875	$848,060

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
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

Organization of the Company
Effective September 5, 2019, Apollo Global Management, Inc. converted from a Delaware limited liability company named Apollo Global Management, LLC to a Delaware corporation named Apollo Global Management, Inc. (the “Conversion”). The Company was formed as a Delaware limited liability company on July 3, 2007, and, until the Conversion, was managed by AGM Management, LLC, which is indirectly wholly-owned and controlled by Leon Black, Joshua Harris and Marc Rowan, its Managing Partners.
As of December 31, 2019, the Company owned, through six intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, APO Asset Co., LLC, a Delaware limited liability company that is treated as a corporation for U.S. federal income tax purposes, APO (FC), LLC, an Anguilla limited liability company that is disregarded entity for U.S. federal income tax purposes, APO (FC II), LLC, an Anguilla limited liability company that is disregarded entity for U.S. federal income tax purposes, APO UK (FC), Limited, a United Kingdom incorporated company that is treated as a corporation for U.S. federal income tax purposes, and APO (FC III), LLC, a Cayman Islands limited liability company that is a disregarded entity for US Federal Income tax purposes (collectively, the “Intermediate Holding Companies”), 55.3% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly owned subsidiaries.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and certain of the Company’s other partners (the “Contributing Partners”) indirectly beneficially own interests in each of the entities that comprise the Apollo Operating Group. As of December 31, 2019, Holdings owned the remaining 44.7% of the economic interests in the Apollo Operating Group. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying consolidated financial statements.
Conversion to a Corporation
On September 4, 2019, AGM LLC notified the New York Stock Exchange (the “NYSE”) that a Certificate of Conversion (the “Certificate of Conversion”) had been filed with the Secretary of State of the State of Delaware. Effective at 12:01 a.m. (Eastern Time) on September 5, 2019 (the “Effective Time”), (i) each Class A share (“Class A Share”) representing limited liability company interests of AGM LLC outstanding immediately prior to the Effective Time converted into one issued and outstanding, fully paid and nonassessable share of Class A common stock, $0.00001 par value per share, of the Company (“Class A Common Stock”), (ii) the Class B share (the “Class B Share”) representing limited liability company interests of AGM LLC outstanding immediately prior to the Effective Time converted into one issued and outstanding, fully paid and nonassessable share of Class B common stock, $0.00001 par value per share, of the Company (the “Class B Common Stock”), (iii) each Series A preferred share (“Series A Preferred Share”) representing limited liability company interests of AGM LLC outstanding immediately

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

prior to the Effective Time converted into one issued and outstanding, fully paid and nonassessable share of Series A preferred stock, having a liquidation preference of $25.00 per share, of the Company (“Series A Preferred Stock”), (iv) each Series B preferred share (“Series B Preferred Share”) representing limited liability company interests of AGM LLC outstanding immediately prior to the Effective Time converted into one issued and outstanding, fully paid and nonassessable share of Series B preferred stock, having a liquidation preference of $25.00 per share, of the Company (“Series B Preferred Stock”) and (v) AGM Management, LLC, a Delaware limited liability company (the “Former Manager”), was granted one issued and outstanding, fully paid and nonassessable share of Class C common stock, $0.00001 par value per share, of the Company (“Class C Common Stock”), which bestows to its holder certain management rights over the Company. References to the Class A Common Stock, the Class B Common Stock, the Series A Preferred Stock and the Series B Preferred Stock for periods prior to the Conversion means Class A Shares, Class B Share, Series A Preferred Share and Series B Preferred Share of AGM LLC, respectively. Prior to the Effective Time, the Former Manager held all such management powers over the business and affairs of AGM LLC pursuant to the Third Amended and Restated Limited Liability Company Agreement of AGM LLC, dated as of March 19, 2018.
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
Cash and Cash Equivalents
Apollo considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include money market funds and U.S. Treasury securities with original maturities of three months or less when purchased. Interest income from cash and cash equivalents is recorded in interest income in the consolidated statements of operations. The carrying values of the money market funds and U.S. Treasury securities were $253.5 million and $231.8 million as of December 31, 2019 and 2018, respectively, which approximate their fair values due to their short-term nature and are categorized as Level I within the fair value hierarchy. Substantially all of the Company’s cash on deposit is in interest bearing accounts with major financial institutions and exceed insured limits.
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
Leases
The Company determines if an arrangement is a lease or contains a lease at inception. Operating leases are included in lease assets and lease liabilities in the consolidated statements of financial condition. The Company does not have any finance leases.
On January 1, 2019, the Company adopted new lease guidance issued by the FASB to increase transparency and comparability among organizations by requiring the recognition of right-of-use lease assets and lease liabilities on the statements of financial condition. The most significant among the changes in the standard is the recognition of right-of-use lease assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objectives of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease assets and lease liabilities are recognized at the date of commencement of the lease (the “commencement date”) based on the present value of lease payments over the lease term. As the rate implicit in most of the Company’s leases are not readily determinable, the Company uses its derived incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. The determination of an appropriate incremental borrowing rate requires judgment. The Company determined its incremental borrowing rate based on consideration of market conditions, the Company’s overall creditworthiness, and recent debt and preferred equity issuances. The Company adjusts its rate accordingly based on the term of the leases.
Certain lease agreements contain lease escalation or lease incentive provisions based on the terms of the arrangement with the landlord. Lease escalations and lease incentives, if any, are recognized on a straight-line basis over the lease term. The Company’s lease agreements may also include options to extend or terminate the lease. Options to extend would not be included in the lease term until it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term and is recorded within general, administrative and other in the consolidated statements of operations. The Company has lease agreements with non-lease components (e.g. estimated operating expenses associate with the lease), which are accounted for separately.
The Company adopted the standard under the simplified transition method. The simplified transition method allows companies to forgo the comparative reporting requirements initially required under the modified retrospective transition approach and apply the new guidance prospectively. The Company also elected to use the practical expedients available under the standard

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

whereby the Company would not need to reassess whether an arrangement is or contains a lease, lease classification, and the accounting for initial direct costs.
The adoption of the standard had an impact on the Company’s consolidated statements of financial condition but did not have an impact on the Company’s consolidated statements of operations, consolidated statements of cash flows or beginning accumulated deficit. Refer to the consolidated statements of financial condition and note 9 for further information on the impact of the adoption of the standard on the Company’s consolidated financial statements.
Due from/to Related Parties
Due from/to related parties includes Apollo’s existing partners, employees, certain former employees, portfolio companies of the funds and nonconsolidated credit, private equity and real assets funds. See note 15 for further disclosure of transactions with related parties.
Other Assets
Other assets primarily includes fixed assets, net, deferred equity-based compensation, prepaid expenses and intangible assets. During 2019, the presentation of intangible assets, net was combined with other assets on the consolidated statements of financial condition and the prior period was recast to conform to the current presentation.
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
The Company performed its annual goodwill impairment test as of October 1, 2019 and 2018 and did not identify any impairment.
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

APOLLO GLOBAL MANAGEMENT, INC.
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
Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $96.6 million of revenue recognized during the year ended December 31, 2019 that was previously deferred as of January 1, 2019.
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
On January 1, 2018, the Company adopted new revenue guidance issued by the Financial Accounting Standards Board (“FASB”) for recognizing revenue from contracts with customers. The new revenue guidance requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services (i.e., the transaction price). When determining the transaction

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

price under the new revenue guidance, an entity may recognize variable consideration only to the extent that it is probable to not be significantly reversed. The new revenue guidance also requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.
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

APOLLO GLOBAL MANAGEMENT, INC.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable. The Company accounts for forfeitures of equity-based awards when they occur.
Profit Sharing
Profit sharing expense and profit sharing payable primarily consist of a portion of performance revenues earned from certain funds that are allocated to employees and former employees. Profit sharing amounts are recognized as the related performance revenues are earned. Accordingly, profit sharing amounts can be reversed during periods when there is a decline in performance revenues that were previously recognized.
Profit sharing amounts are generally not paid until the related performance revenue is distributed to the general partner upon realization of the fund’s investments. Under certain profit sharing arrangements, the Company requires that a portion of certain of the performance revenues distributed to its employees be used to purchase restricted Class A Common Stock issued under the Company’s 2007 Omnibus Equity Incentive Plan, which, effective as of July 22, 2019, was amended, restated and renamed the 2019 Omnibus Equity Incentive Plan (the “Equity Plan”). Prior to distribution of the performance revenue, the Company records the value of the equity-based awards expected to be granted in other assets and other liabilities within the consolidated statements of financial condition. Such equity-based awards are recorded as equity-based compensation expense over the relevant service period once granted.
Additionally, profit sharing amounts previously distributed may be subject to clawback from employees and former employees. When applicable, the accrual for potential clawback of previously distributed profit sharing amounts, which is a component of due from related parties on the consolidated statements of financial condition, represents all amounts previously distributed to employees and former employees that would need to be returned to the general partner if the Apollo funds were to be liquidated based on the fair value of the underlying funds’ investments as of the reporting date. The actual general partner receivable, however, would not become realized until the end of a fund’s life.
Profit sharing payable also includes contingent consideration obligations that were recognized in connection with certain Apollo acquisitions. Changes in the fair value of the contingent consideration obligations are reflected in the Company’s consolidated statements of operations as profit sharing expense.
The Company has a performance-based incentive arrangement for certain Apollo partners and employees designed to more closely align compensation on an annual basis with the overall realized performance of the Company. This arrangement enables certain partners and employees to earn discretionary compensation based on performance revenue earned by the Company in a given year, which amounts are reflected in profit sharing expense in the accompanying consolidated financial statements. The Company also used $16.0 million of the dividends it receives from investments in MidCap, ARI and AINV to compensate employees. These amounts are reflected in profit sharing expense in the Company’s consolidated statements of operations.
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

APOLLO GLOBAL MANAGEMENT, INC.
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
Other Income, Net
Other income, net includes the recognition of gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities, gains arising from the remeasurement of the tax receivable agreement liability (see note 15), and other miscellaneous non-operating income and expenses.
Income Taxes
Prior to the Conversion, certain entities in the Apollo Operating Group operated as partnerships for U.S. federal income tax purposes. As a result, these entities were not subject to U.S. federal income taxes. However, certain of these entities were subject to New York City unincorporated business taxes (“NYC UBT”) and certain non-U.S. entities were subject to non-U.S. corporate income taxes. Effective September 5, 2019, Apollo Global Management, LLC converted from a Delaware limited liability company to a Delaware corporation named Apollo Global Management, Inc. Subsequent to the Conversion, generally all of the income is subject to U.S. corporate income taxes, which could result in an overall higher income tax expense (or benefit) in periods subsequent to the Conversion.
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
Non-Controlling Interests are presented as a separate component of stockholders’ equity on the Company’s consolidated statements of financial condition. The primary components of Non-Controlling Interests are separately presented in the Company’s consolidated statements of changes in stockholders’ equity to clearly distinguish the interest in the Apollo Operating Group and other ownership interests in the consolidated entities. Net income includes the net income attributable to the holders of Non-Controlling Interests on the Company’s consolidated statements of operations. Profits and losses are allocated to Non-Controlling Interests in proportion to their relative ownership interests regardless of their basis.
Net Income Per Share of Class A Common Stock
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

APOLLO GLOBAL MANAGEMENT, INC.
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
Whether during a period of net income or net loss, under the two-class method the remaining earnings are allocated to Class A Common Stock and participating securities to the extent that each security shares in earnings as if all of the earnings for the period had been distributed. Earnings or losses allocated to each class of security are then divided by the applicable weighted average outstanding shares to arrive at basic earnings per share. For the diluted earnings, the denominator includes all outstanding Class A Common Stock and includes the number of additional Class A Common Stock that would have been outstanding if the dilutive potential Class A Common Stock had been issued. The numerator is adjusted for any changes in income or loss that would result from the issuance of these potential shares of Class A Common Stock.
Comprehensive Income (Loss)
U.S. GAAP guidance establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. U.S. GAAP requires that the Company classify items of other comprehensive income (loss) (“OCI”) by their nature in the financial statements and display the accumulated balance of OCI separately in the stockholders’ equity section of the Company’s consolidated statements of financial condition. Comprehensive income consists of net income and OCI. Apollo’s OCI is primarily comprised of foreign currency translation adjustments associated with the Company's non-U.S. dollar denominated subsidiaries.
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
Recent Accounting Pronouncements
In June 2016, the FASB issued guidance intended to provide financial statement users with more useful information about the expected credit losses on financial instruments held by a reporting entity at each reporting date. To achieve this objective, the new guidance replaces the incurred loss methodology in current U.S. GAAP with a methodology that reflects expected credit losses. The new guidance will affect entities to varying degrees depending on the credit quality of the assets held by the entity, their duration, and how the entity applies current U.S. GAAP. The new guidance is effective for the Company on January 1, 2020. The new guidance will not have a material impact on the consolidated financial statements of the Company.
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
3. GOODWILL
The carrying value of goodwill was 93.9 million and 88.9 million as of December 31, 2019 and 2018, respectively. Goodwill primarily relates to the 2007 Reorganization and the Company’s acquisition of Stone Tower Capital LLC and its related management companies (“Stone Tower”) in 2012. As of December 31, 2019, there was, $69.8 million, $23.1 million and $1.0 million of goodwill related to the credit, private equity and real asset segments, respectively. As of December 31, 2018, there was, $64.8 million, $23.1 million and $1.0 million of goodwill related to the credit, private equity and real asset segments, respectively.
On December 12, 2019, the Company acquired a portion of PK AirFinance, an aircraft lending platform, from GE Capital’s Aviation Services unit, and Athene and third parties have acquired the related PK AirFinance’s existing portfolio of loans via a securitization. The purchase of the remaining portion of the PK AirFinance platform is deferred pending regulatory and other

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

conditions and is expected to be completed in the first half of 2020. In connection with the acquisition, the Company has recognized goodwill of $5.0 million as of the acquisition date.
4. INVESTMENTS
The following table presents Apollo’s investments:

	As of December 31, 2019	As of December 31, 2018
Investments, at fair value	$1,053,556	$900,959
Equity method investments	1,048,732	909,471
Performance allocations	1,507,571	912,182
Total Investments	$3,609,859	$2,722,612

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
The Company’s equity investment in Athene Holding, for which the fair value option was elected, met the significance criteria as defined by the Securities and Exchange Commission (“SEC”) as of December 31, 2019 and 2018. As such, the following tables present summarized financial information of Athene Holding:

	As of December 31,
	2019	2018
	(in millions)
Statements of Financial Condition
Investments	$107,952	$89,340
Assets	146,875	125,505
Liabilities	132,734	117,229
Equity	14,141	8,276

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Statements of Operations
Revenues	$16,258	$6,637	$8,788
Expenses	13,956	5,462	7,324
Income before income tax provision (benefit)	2,302	1,175	1,464
Income tax provision (benefit)	117	122	106
Net income	$2,185	$1,053	$1,358
Net income attributable to non-controlling interests	(13)	—	—
Net income available to Athene shareholders	2,172	1,053	1,358
Preferred stock dividends	(36)	—	—
Net income available to Athene common shareholders	$2,136	$1,053	$1,358

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Net Gains (Losses) from Investment Activities
The following table presents the realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	For the Years Ended December 31,
	2019	2018	2017
Realized gains on sales of investments, net	$45	$67	$103
Net change in unrealized gains (losses) due to changes in fair value	138,109	(186,516)	95,001
Net gains (losses) from investment activities	$138,154	$(186,449)	$95,104

Equity Method Investments
Apollo’s equity method investments include its investments in the credit, private equity and real assets funds it manages, which are not consolidated, but in which the Company exerts significant influence. Apollo’s share of net income generated by these investments is recorded in principal investment income in the consolidated statements of operations.
Equity method investments consisted of the following:

	Equity Held as of
	December 31, 2019	(4)	December 31, 2018	(4)
Credit(1)	$318,054		$279,888
Private Equity(2)	632,540		534,818
Real Assets	98,138		94,765
Total equity method investments(3)	$1,048,732		$909,471

(1)
The equity method investment in AINV was $51.0 million and $53.9 million as of December 31, 2019 and 2018, respectively. The value of the Company’s investment in AINV was $51.3 million and $36.7 million based on the quoted market price of AINV as of December 31, 2019 and 2018, respectively.

(2)
The equity method investment in Fund VIII was $370.7 million and $356.6 million as of December 31, 2019 and 2018, respectively, representing an ownership percentage of 2.2% and 2.2% as of December 31, 2019 and 2018, respectively.

(3)	Certain funds invest across multiple segments. The presentation in the table above is based on the classification of the majority of such funds’ investments.

(4)	Some amounts included are a quarter in arrears.
The tables below present summarized financial information of the Company’s equity method investments in aggregate:

	Credit		Private Equity		Real Assets		Aggregate Totals
	As of December 31,		As of December 31,		As of December 31,		As of December 31,
Statement of Financial Condition	2019(1)	2018(1)	2019(1)	2018(1)	2019(1)	2018(1)	2019(1)	2018(1)
Investments	$34,361,782	$26,461,258	$32,517,599	$28,668,459	$12,248,343	$9,712,205	$79,127,724	$64,841,922
Assets	39,128,474	29,400,363	33,259,492	30,058,053	13,039,865	10,251,322	85,427,831	69,709,738
Liabilities	22,069,959	17,834,650	427,076	545,729	5,281,751	3,451,002	27,778,786	21,831,381
Equity	17,058,515	11,565,713	32,832,416	29,512,324	7,758,114	6,800,320	57,649,045	47,878,357

	Credit			Private Equity			Real Assets			Aggregate Totals
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
Statement of Operations	2019(1)	2018(1)	2017(1)	2019(1)	2018(1)	2017(1)	2019(1)	2018(1)	2017(1)	2019(1)	2018(1)	2017(1)
Revenues/Investment Income	$1,974,306	$1,058,776	$833,059	$675,305	$738,738	$1,045,157	$509,963	$608,928	$903,675	$3,159,574	$2,406,442	$2,781,891
Expenses	1,969,329	1,184,462	484,593	680,331	640,504	401,596	362,454	320,187	190,783	3,012,114	2,145,153	1,076,972
Net Investment Income (Loss)	4,977	(125,686)	348,466	(5,026)	98,234	643,561	147,509	288,741	712,892	147,460	261,289	1,704,919
Net Realized and Unrealized Gain (Loss)	1,843,877	221,321	1,045,057	3,672,268	(3,303,225)	5,831,659	856,380	(48,559)	(102,240)	6,372,525	(3,130,463)	6,774,476
Net Income (Loss)	$1,848,854	$95,635	$1,393,523	$3,667,242	$(3,204,991)	$6,475,220	$1,003,889	$240,182	$610,652	$6,519,985	$(2,869,174)	$8,479,395

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(1)	Certain credit, private equity and real assets fund amounts are as of and for the twelve months ended September 30, 2019, 2018 and 2017 and exclude amounts related to Athene Holding.
Performance Allocations
Performance allocations receivable recorded within investments in the consolidated statements of financial condition from credit, private equity and real assets funds consisted of the following:

	As of December 31, 2019	As of December 31, 2018
Credit	$418,517	$241,896
Private Equity	822,531	520,892
Real Assets	266,523	149,394
Total performance allocations	$1,507,571	$912,182
The table below provides a roll forward of the performance allocations balance:

	Credit	Private Equity		Real Assets	Total
Performance allocations, January 1, 2018	$193,294	$1,425,947		$209,689	$1,828,930
Change in fair value of funds	104,706	(448,932)		(5,208)	(349,434)
Fund distributions to the Company	(56,104)	(456,123)	(1)	(55,087)	(567,314)
Performance allocations, December 31, 2018	$241,896	$520,892		$149,394	$912,182
Change in fair value of funds	265,402	726,700		120,303	1,112,405
Fund distributions to the Company	(88,781)	(425,061)		(3,174)	(517,016)
Performance allocations, December 31, 2019	$418,517	$822,531		$266,523	$1,507,571

(1)	Includes realized performance allocations of $169.9 million from AP Alternative Assets, L.P. (“AAA”), settled in the form of shares of Athene Holding.
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
5. PROFIT SHARING PAYABLE
Profit sharing payable consisted of the following:

	As of December 31, 2019	As of December 31, 2018
Credit	$314,125	$178,093
Private Equity	329,817	205,617
Real Assets	114,727	68,431
Total profit sharing payable	$758,669	$452,141

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The table below provides a roll forward of the profit sharing payable balance:

	Credit	Private Equity		Real Assets	Total
Profit sharing payable, January 1, 2018	$183,109	$485,242		$83,925	$752,276
Profit sharing expense	60,009	(94,390)		6,357	(28,024)
Payments/other(1)	(65,025)	(185,235)	(2)	(21,851)	(272,111)
Profit sharing payable, December 31, 2018	$178,093	$205,617		$68,431	$452,141
Profit sharing expense	210,188	316,534		51,920	578,642
Payments/other	(74,156)	(192,334)		(5,624)	(272,114)
Profit sharing payable, December 31, 2019	$314,125	$329,817		$114,727	$758,669

(1)	Includes $10.6 million associated with the adoption of revenue recognition accounting guidance, as discussed in note 2.

(2)	Includes $46.6 million associated with profit sharing expense related to AAA that was settled in the form of shares of Athene Holding.
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
The assets of consolidated CLOs are not available to creditors of the Company. In addition, the investors in these consolidated CLOs have no recourse against the assets of the Company. The Company measures both the financial assets and the financial liabilities of the CLOs using the fair value of the financial assets as further described in note 2. The Company has elected the fair value option for financial instruments held by its consolidated CLOs, which includes investments in loans and corporate bonds, as well as debt obligations and contingent obligations held by such consolidated CLOs. Other assets include amounts due from brokers and interest receivables. Other liabilities include payables for securities purchased, which represent open trades within the consolidated CLOs and primarily relate to corporate loans that are expected to settle within 60 days. As of December 31, 2019 and December 31, 2018, the Company held investments of $43.6 million and $44.2 million, respectively, in consolidated foreign currency denominated CLOs, which eliminate in consolidation.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Net Gains from Investment Activities of Consolidated Variable Interest Entities
The following table presents net gains from investment activities of the consolidated VIEs:

	For the Years Ended December 31,
	2019	(1)	2018	(1)	2017	(1)
Net gains from investment activities	$51,039		$23,922		$7,960
Net gains (losses) from debt	(11,941)		16,875		6,416
Interest and other income	29,224		35,612		35,154
Interest and other expenses	(28,411)		(31,297)		(38,865)
Net gains from investment activities of consolidated variable interest entities	$39,911		$45,112		$10,665

(1)	Amounts reflect consolidation eliminations.
Senior Secured Notes, Subordinated Notes and Secured Borrowings
Included within debt are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of the debt of the consolidated VIEs:

	As of December 31, 2019				As of December 31, 2018
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)	$757,628	1.56%		10.2	$768,860	1.67%		11.2
Subordinated Notes(2)	93,572	N/A	(1)	20.4	95,686	N/A	(1)	21.4
Secured Borrowings(2)(3)	18,976	3.69%		7.8	18,976	3.42%		8.8
Total	$870,176				$883,522

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.

(2)
The debt of the consolidated VIEs is collateralized by assets of the consolidated VIEs and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. The fair value of the debt and collateralized assets of the Senior Secured Notes, Subordinated Notes and Secured Borrowings are presented below:

	As of December 31, 2019	As of December 31, 2018
Debt, at fair value	$850,147	$855,461
Collateralized assets	$1,300,186	$1,290,891

(3)
Secured borrowings consist of a consolidated VIE’s obligation through a repurchase agreement redeemable at maturity with a third party lender. The fair value of the secured borrowings as of December 31, 2019 and December 31, 2018 was $19.0 million and $19.0 million, respectively.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of December 31, 2019, the Company was not aware of any instances of non-compliance with any of these covenants.
As of December 31, 2019, the contractual maturities for debt of the consolidated VIEs is greater than 5 years.
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

	As of December 31, 2019	As of December 31, 2018
Assets:
Cash	$222,481	$404,660
Investments	5,418,295	4,919,118
Receivables	137,165	126,873
Total Assets	$5,777,941	$5,450,651

Liabilities:
Debt and other payables	$3,449,227	$3,673,219
Total Liabilities	$3,449,227	$3,673,219

Apollo Exposure(1)	$250,521	$244,894

(1)
Represents Apollo’s direct investment in those entities in which Apollo holds a significant variable interest and certain other investments. Additionally, cumulative performance allocations are subject to reversal in the event of future losses, as discussed in note 16.

7. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of December 31, 2019
	Level I	Level II	Level III		Total	Cost
Assets
U.S. Treasury securities, at fair value	$664,249	$—	$—		$664,249	$642,176
Investments, at fair value:
Investment in Athene Holding	897,052	—	—		897,052	590,110
Other investments	—	43,094	113,410	(1)	156,504	135,686
Total investments, at fair value	897,052	43,094	113,410		1,053,556	725,796
Investments of VIEs, at fair value	—	891,256	321,069		1,212,325
Investments of VIEs, valued using NAV	—	—	—		844
Total investments of VIEs, at fair value	—	891,256	321,069		1,213,169
Derivative assets(2)	—	249	—		249
Total Assets	$1,561,301	$934,599	$434,479		$2,931,223

Liabilities
Liabilities of VIEs, at fair value	$—	$850,147	$—		$850,147
Contingent consideration obligations(3)	—	—	112,514		112,514
Derivative liabilities(2)	—	93	—		93
Total Liabilities	$—	$850,240	$112,514		$962,754

APOLLO GLOBAL MANAGEMENT, INC.
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

(1)
Other investments as of December 31, 2019 and December 31, 2018 excludes $25.8 million and $17.0 million, respectively, of performance allocations classified as Level III related to certain investments for which the Company has elected the fair value option. The Company’s policy is to account for performance allocations as investments.

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
The following tables summarize the changes in financial assets measured at fair value for which Level III inputs have been used to determine fair value:

	For the Year Ended December 31, 2019
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$96,370	$295,987	$392,357
Purchases	15,048	—	15,048
Sale of investments/distributions	(3,742)	—	(3,742)
Net realized gains	932	—	932
Changes in net unrealized gains	7,219	35,120	42,339
Cumulative translation adjustment	(2,105)	(5,922)	(8,027)
Transfer into Level III(1)	1,693	—	1,693
Transfer out of Level III(1)	(2,005)	(4,116)	(6,121)
Balance, End of Period	$113,410	$321,069	$434,479
Change in net unrealized gains included in principal investment income related to investments still held at reporting date	$7,189	$—	$7,189
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	35,122	35,122

APOLLO GLOBAL MANAGEMENT, INC.
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

The following table summarizes the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value:

	For the Years Ended December 31,
	2019	2018
	Contingent Consideration Obligations	Liabilities of Consolidated VIEs & Apollo Funds	Contingent Consideration Obligations	Total
Balance, Beginning of Period	$74,487	$12,620	$92,600	$105,220
Payments	(5,055)	(12,620)	(6,947)	(19,567)
Changes in net unrealized (gains) losses(1)	43,082	—	(11,166)	(11,166)
Balance, End of Period	$112,514	$—	$74,487	$74,487

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the consolidated statements of operations.
The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy:

	As of December 31, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average
Financial Assets
Other investments	$5,350	Third Party Pricing	N/A	N/A	N/A
	108,060	Discounted cash flow	Discount rate	15.0% - 16.0%	15.6%
Investments of consolidated VIEs:
Equity securities	321,069	Book value multiple	Book value multiple	0.61x	0.61x
		Discounted cash flow	Discount rate	13.1%	13.1%
Total Financial Assets	$434,479
Financial Liabilities
Contingent consideration obligation	$112,514	Discounted cash flow	Discount rate	17.3%	17.3%
Total Financial Liabilities	$112,514

APOLLO GLOBAL MANAGEMENT, INC.
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

Fair Value Measurement of Investment in Athene Holding
As of December 31, 2019 and 2018, the fair value of Apollo’s Level I investment in Athene Holding was calculated using the closing market price of Athene Holding shares of $47.03 and $39.83, respectively.
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
Consolidated VIEs
Investments
As of December 31, 2019 and 2018, the significant unobservable inputs used in the fair value measurement of the equity securities include the discount rate applied and the book value multiples applied in the valuation models. These unobservable inputs in isolation can cause significant increases or decreases in fair value. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. When a comparable multiple model is used to determine fair value, the comparable multiples are generally multiplied by the underlying companies’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) to establish the total enterprise value of the company. The comparable multiple is determined based on the implied trading multiple of public industry peers.
Liabilities
As of December 31, 2019 and 2018, the debt obligations of the consolidated CLOs were measured on the basis of the fair value of the financial assets of the CLOs as the financial assets were determined to be more observable and, as a result, categorized as Level II in the fair value hierarchy.
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
Market Approach
The market approach is driven by current market conditions, including actual trading levels of similar companies and, to the extent available, actual transaction data of similar companies. Judgment is required by management when assessing which companies are similar to the subject company being valued. Consideration may also be given to any of the following factors: (1) the subject company’s historical and projected financial data; (2) valuations given to comparable companies; (3) the size and scope of the subject company’s operations; (4) the subject company’s individual strengths and weaknesses; (5) expectations relating to the market’s receptivity to an offering of the subject company’s securities; (6) applicable restrictions on transfer; (7) industry and market information; (8) general economic and market conditions; and (9) other factors deemed relevant. Market approach valuation models typically employ a multiple that is based on one or more of the factors described above. Enterprise value as a multiple of EBITDA is common and relevant for most companies and industries, however, other industry specific multiples are employed where available and appropriate. Sources for gaining additional knowledge related to comparable companies include public filings, annual reports, analyst research reports, and press releases. Once a comparable company set is determined, Apollo reviews certain aspects of the subject company’s performance and determines how its performance compares to the group and to certain individuals in the group. Apollo compares certain measurements such as EBITDA margins, revenue growth over certain time periods, leverage ratios and growth opportunities. In addition, Apollo compares the entry multiple and its relation to the comparable set at the time of acquisition to understand its relation to the comparable set on each measurement date.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

8. OTHER ASSETS
Other assets consisted of the following:

	As of December 31, 2019	As of December 31, 2018
Fixed assets	$138,359	$109,039
Less: Accumulated depreciation and amortization	(96,347)	(89,049)
Fixed assets, net	42,012	19,990
Deferred equity-based compensation(1)	132,422	80,443
Prepaid expenses	55,189	49,648
Intangible assets, net	20,615	18,899
Tax receivables	48,106	10,464
Other	28,105	12,725
Total Other Assets	$326,449	$192,169

(1)
Deferred equity-based compensation relates to the value of equity-based awards that have been or are expected to be granted in connection with the settlement of certain profit sharing arrangements. A corresponding amount for awards expected to be granted of $112.4 million and $54.5 million, as of December 31, 2019 and 2018, respectively, is included in other liabilities on the consolidated statements of financial condition.

Depreciation expense was $9.6 million, $8.5 million, and $12.1 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is presented as a component of general, administrative and other expense in the consolidated statements of operations.
Intangible assets, net consists of the following:

	As of December 31,
	2019	2018
Intangible assets/management contracts	$262,169	$254,295
Accumulated amortization	(241,554)	(235,396)
Intangible assets, net	$20,615	$18,899
The changes in intangible assets, net consist of the following and includes approximately $1.0 million of indefinite-lived intangible assets as of both December 31, 2019 and 2018.

	For the Years Ended December 31,
	2019	2018	2017
Balance, beginning of year	$18,899	$18,842	$22,721
Amortization expense	(6,159)	(5,629)	(6,428)
Acquisitions / additions	7,875	5,686	2,549
Balance, end of year	$20,615	$18,899	$18,842

Expected amortization of these intangible assets for each of the next 5 years and thereafter is as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
Amortization of intangible assets	$7,944	$6,491	$3,708	$788	$393	$331	$19,655

There was no impairment of indefinite lived intangible assets as of December 31, 2019 and 2018.
9. LEASES
Apollo has operating leases for office space, data centers, and certain equipment under various lease agreements.
The table below presents operating lease expenses:

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Years Ended December 31,
	2019	2018	2017
Operating lease cost	$42,680	$37,144	$34,184
The following table presents supplemental cash flow information related to operating leases:

	For the Years Ended December 31,
	2019	2018	2017
Operating cash flows for operating leases	$30,626	$35,654	$37,233

As of December 31, 2019, the Company’s total lease payments by maturity are presented in the following table:

Operating Lease Payments
2020	$26,780
2021	26,793
2022	22,487
2023	20,685
2024	19,767
Thereafter	140,221
Total lease payments	$256,733
Less imputed interest	(47,254)
Present value of lease payments	$209,479

The Company has undiscounted future operating lease payments of $427.4 million related to leases that have not commenced that were entered into as of and subsequent to December 31, 2019. Such lease payments are not yet included in the table above or the Company’s consolidated statements of financial condition as lease assets and lease liabilities. These operating leases are anticipated to commence by 2021 with lease terms of approximately 15 years.
Supplemental information related to leases is as follows:

As of December 31, 2019
Weighted average remaining lease term (in years)	12.3
Weighted average discount rate	3.3%

As of December 31, 2018, the approximate aggregate minimum future payments required for operating leases under U.S. GAAP applicable to that period were as follows:

	2019	2021	2022	2023	2024	Thereafter	Total
Aggregate minimum future payments	$39,970	$25,923	$33,022	$36,243	$35,231	$400,889	$571,278

10. INCOME TAXES
The Company’s income tax (provision) benefit totaled $129.0 million, $(86.0) million and $(325.9) million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company’s effective tax rate was approximately (9.2)%, 81.7% and 18.4% for the years ended December 31, 2019, 2018 and 2017, respectively. The Company’s effective income tax rate of (9.2)% for the year ended December 31, 2019 resulted primarily from the deferred income tax benefits derived upon the Conversion.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The provision for income taxes is presented in the following table:

	For the Years Ended December 31,
	2019	2018	2017
Current:
Federal income tax	$1,973	$—	$3,314
Foreign income tax(1)	10,792	4,208	3,271
State and local income tax	3,408	1,633	6,364
Subtotal	16,173	5,841	12,949
Deferred:
Federal income tax	(120,457)	33,936	290,213
Foreign income tax(1)	128	—	—
State and local income tax	(24,838)	46,244	22,783
Subtotal	(145,167)	80,180	312,996
Total Income Tax Provision (Benefit)	$(128,994)	$86,021	$325,945

(1)
The foreign income tax provision was calculated on $44.7 million, $41.8 million and $24.0 million of pre-tax income generated in foreign jurisdictions for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table reconciles the U.S. Federal statutory tax rate to the effective income tax rate:

	For the Years Ended December 31,
	2019	2018	2017
U.S. Federal Statutory Tax Rate	21.0%	21.0%	35.0%
Income Passed Through to Non-Controlling Interests	(10.7)	(24.2)	(16.3)
(Income) Loss Passed Through to Class A Shareholders	(2.7)	53.8	(10.4)
State and Local Income Taxes (net of Federal Benefit)	1.1	29.8	1.2
Impact of Federal Tax Reform	—	—	9.7
Impact of Corporate Conversion	(16.7)	—	—
Other	(1.2)	1.3	(0.8)
Effective Income Tax Rate	(9.2)%	81.7%	18.4%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The Company’s deferred tax assets and liabilities in the consolidated statements of financial condition consist of the following:

	As of December 31,
	2019	2018
Deferred Tax Assets:
Depreciation and amortization	$270,746	$275,793
Net operating loss carryforwards	4,452	16,039
Deferred revenue	5,186	6,469
Equity-based compensation	9,528	3,849
Foreign tax credit	10,725	15,563
Basis difference in investments	168,573	—
Other	11,042	7,174
Total Deferred Tax Assets	480,252	324,887
Deferred Tax Liabilities:
Unrealized gains from investments	6,299	18,108
Other	788	685
Total Deferred Tax Liabilities	7,087	18,793
Total Deferred Tax Assets, Net	$473,165	$306,094

As of December 31, 2019, the Company had no remaining federal net operating loss (“NOL”) carryforward, and $65.8 million of state and local net operating loss carryforwards that will begin to expire after 2036. In addition, the Company’s $10.7 million foreign tax credit carryforward will begin to expire after 2025.
The Company considered its historical and current year earnings, current utilization of existing deferred tax assets and deferred tax liabilities, the 15 year amortization periods of the tax basis of its intangible assets, the character of any NOLs, future taxable income, and the Company’s short and long term business forecasts in evaluating whether it should establish a valuation allowance. The Company concluded it is more likely than not that its deferred tax assets will be realized and that no valuation allowance is necessary at December 31, 2019.
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
In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. With a few exceptions, as of December 31, 2019, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2016 through 2018 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax return of a subsidiary for the 2011 tax year. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2013. No provisions with respect to these examinations have been recorded.
Prior to the Conversion, Apollo and certain of its subsidiaries operated in the U.S. as partnerships for income tax purposes. Effective September 5, 2019, Apollo Global Management, Inc. converted from a Delaware limited liability company named Apollo Global Management, LLC to a Delaware corporation named Apollo Global Management, Inc. Subsequent to the Conversion, generally all of the income the Company earns is subject to U.S. corporate income taxes, which could result in an overall higher income tax expense (or benefit) in periods subsequent to the Conversion.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

As of December 31, 2019, the Company recorded a net deferred tax benefit of $239.4 million. The Company’s estimate of income tax assets and liabilities is based on the most recent information available including the tax and book basis of underlying assets of certain partnerships not previously subject to corporate income tax. The tax basis of the partnerships and their underlying assets and liabilities are based on estimates subject to finalization of the Company’s 2019 tax return information. As a result, the impact of the Conversion may differ from the current estimates described herein, but any change is not anticipated to be material.
The Company recorded additional deferred tax assets as a result of the step-up in tax basis of intangibles related to exchanges of AOG Units for Class A Common Stock by the Managing and Contributing Partners. A related liability is recorded in “Due to Related Parties” in the consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among APO Corp., the Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 15). The benefit the Company obtains from the difference in the tax asset recognized and the related liability results in an increase to additional paid in capital. The amortization period for a portion of these tax basis intangibles is 15 years and the remaining portion relates to the disposition of the underlying assets to which the step-up is attributable. The associated deferred tax assets will reverse over the same corresponding time periods.
For the year ended December 31, 2019, $150.9 million and $38.6 million of the increase in deferred tax asset and the increase in tax receivable agreement liability, respectively, shown below are related to the step-up in assets from AOG Unit exchanges in prior years triggered by the Conversion, and therefore do not increase additional paid in capital, but rather increase income tax benefit and decrease other income, respectively.
The table below presents the impact to the deferred tax asset, tax receivable agreement liability and additional paid in capital related to the exchange of AOG Units for Class A Common Stock.

Exchange of AOG Units for Class A Common Stock	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Year Ended December 31, 2019	$171,814	$41,954	$17,553
For the Year Ended December 31, 2018	$45,017	$37,891	$7,126
For the Year Ended December 31, 2017	$56,908	$44,972	$11,936

11. DEBT
Debt consisted of the following:

	As of December 31, 2019				As of December 31, 2018
	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate
2024 Senior Notes(1)	$497,164	$529,333	(4)	4.00%	$496,512	$498,736	(4)	4.00%
2026 Senior Notes(1)	496,704	540,713	(4)	4.40	496,191	502,107	(4)	4.40
2029 Senior Notes(1)	674,727	761,780	(4)	4.87	—	—		—
2039 Senior Secured Guaranteed Notes(1)	316,100	354,093	(5)	4.77	—	—		—
2048 Senior Notes(1)	296,510	350,331	(4)	5.00	296,386	290,714	(4)	5.00
2050 Subordinated Notes	297,008	304,125	(4)	4.95	—	—		—
Secured Borrowing(2)	17,921	17,921	(3)	1.99	—	—		—
2014 AMI Term Facility I	—	—		—	15,633	15,633	(3)	2.00
2014 AMI Term Facility II(2)	17,266	17,266	(3)	1.75	17,657	17,657	(3)	1.75
2016 AMI Term Facility I(2)	18,915	18,915	(3)	1.30	19,371	19,371	(3)	1.32
2016 AMI Term Facility II(2)	18,285	18,285	(3)	1.40	18,698	18,698	(3)	1.70
Total Debt	$2,650,600	$2,912,762			$1,360,448	$1,362,916

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(1)	Includes amortization of note discount, as applicable. Outstanding balance is presented net of unamortized debt issuance costs:

	As of December 31, 2019	As of December 31, 2018
2024 Senior Notes	$2,394	$2,946
2026 Senior Notes	3,014	3,483
2029 Senior Notes	5,928	—
2039 Senior Secured Guaranteed Notes	8,900	—
2048 Senior Notes	3,185	3,298
2050 Subordinated Notes	2,992	—
Total	$26,413	$9,727

(2)
Apollo Management International LLP (“AMI”), a subsidiary of the Company, entered into several credit facilities (collectively referred to as the “AMI Facilities”) to fund the Company’s investment in certain European CLOs it manages:

Facility	Date	Loan Amount
Secured Borrowing	December 19, 2019	€15,984
2014 AMI Term Facility II	December 9, 2014	€15,400
2016 AMI Term Facility I	January 18, 2016	€16,870
2016 AMI Term Facility II	June 22, 2016	€16,308
The Secured Borrowing consists of an obligation through a repurchase agreement redeemable at maturity with a third party lender. The weighted average remaining maturity of the Secured Borrowing is 11.0 years.

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
2018 AMH Credit Facility—On July 11, 2018, AMH as borrower (the “Borrower”) entered into a new credit agreement (the “2018 AMH Credit Facility”) with the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent for the lenders. The 2018 AMH Credit Facility provides for a $750 million revolving credit facility to the Borrower with a final maturity date of July 11, 2023. The 2018 AMH Credit Facility is to remain available until its maturity, and any undrawn revolving commitments bear a commitment fee. The interest rate on the 2018 AMH Credit Facility is based on adjusted LIBOR and the applicable margin as of December 31, 2019 was 1.00%. The commitment fee on the $750 million undrawn 2018 AMH Credit Facility as of December 31, 2019 was 0.09%.
Borrowings under the 2018 AMH Credit Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. The Borrower may incur incremental facilities in respect of the 2018 AMH

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Credit Facility in an aggregate amount not to exceed $250 million plus additional amounts so long as the Borrower is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. As of December 31, 2019, the 2018 AMH Credit Facility was undrawn.
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
2029 Senior Notes—On February 7, 2019, AMH issued $550 million in aggregate principal amount of its 4.872% Senior Notes due 2029, at an issue price of 99.999% of par. On June 11, 2019, AMH issued an additional $125 million in aggregate principal amount of its 4.872% Senior Notes due 2029 (the “Additional Notes”). The Additional Notes constitute a single class of securities with the previously issued senior notes due 2029 (collectively, the “2029 Senior Notes”). Interest on the 2029 Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 2029 Senior Notes will mature on February 15, 2029. The discount is amortized into interest expense on the consolidated statements of operations over the term of the 2029 Senior Notes. The Company is obligated to settle the 2029 Senior Notes for the face amount of $675 million.
2039 Senior Secured Guaranteed Notes—On June 10, 2019, APH Finance 1, LLC (the “Issuer”), a subsidiary of the Company, issued $325 million in aggregate principal amount of its 4.77% Series A Senior Secured Guaranteed Notes due 2039 (the “2039 Senior Secured Guaranteed Notes”). The 2039 Senior Secured Guaranteed Notes are secured by a lien on the Issuer’s and the guarantors’ participation interests in the rights to distributions in relation to a portfolio of equity investments owned by affiliates of the Company in certain existing and future funds managed or advised by subsidiaries of the Company. Interest on the 2039 Senior Secured Guaranteed Notes is payable on a quarterly basis. The 2039 Senior Secured Guaranteed Notes will mature in June 2039, but, unless prepaid to the extent permitted under the indenture governing the 2039 Senior Secured Guaranteed Notes, the anticipated repayment date will be in June 2029. If the Issuer has not repaid or refinanced the 2039 Senior Secured Guaranteed Notes prior to the anticipated repayment date an additional 5.0% per annum will accrue on the 2039 Senior Secured Guaranteed Notes. The issuance costs are amortized into interest expense on the consolidated statements of operations over the expected term of the 2039 Senior Secured Guaranteed Notes.
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
2050 Subordinated Notes—On December 17, 2019, AMH issued $300 million in aggregate principal amount of its 4.950% Fixed-Rate Resettable Subordinated Notes due 2050 (the “2050 Subordinated Notes”), at an issue price of 100.000% of par. Interest on the 2050 Subordinated Notes is payable semi-annually in arrears on June 17 and December 17 of each year. The 2050 Subordinated Notes will mature on January 14, 2050. The discount is amortized into interest expense on the consolidated statements of operations over the term of the 2050 Subordinated Notes. The Company is obligated to settle the 2050 Subordinated Notes for the face amount of $300 million.
As of December 31, 2019, the indentures governing the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2048 Senior Notes and the 2050 Subordinated Notes (the “Indentures”) include covenants that restrict the ability of AMH and, as applicable, the guarantors of the notes under the Indentures to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries, or merge, consolidate or sell, transfer or lease assets. The Indentures also provide for customary events of default.
As of December 31, 2019, the indenture governing the 2039 Senior Secured Guaranteed Notes includes a series of covenants and restrictions customary for transactions of this type, including covenants that (i) require the Issuer to maintain specified reserve accounts to be used to make required payments in respect of the 2039 Senior Secured Guaranteed Notes, (ii)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

relate to prepayments and related payments of specified amounts, including specified make-whole payments under certain circumstances and (iii) relate to recordkeeping, access to information and similar matters.
The following table presents the interest expense incurred related to the Company’s debt:

	For the Years Ended December 31,
	2019	2018	2017
Interest Expense:(1)
2013 AMH Credit Facilities	$—	$2,387	$8,328
2018 AMH Credit Facility	1,277	489	—
2024 Senior Notes	20,652	20,652	20,652
2026 Senior Notes	22,513	22,513	22,513
2029 Senior Notes	27,743	—	—
2039 Senior Secured Guaranteed Notes	9,182	—	—
2048 Senior Notes	15,124	12,009	—
2050 Subordinated Notes	586	—	—
AMI Term Facilities/Secured Borrowing	1,292	1,324	1,380
Total Interest Expense	$98,369	$59,374	$52,873

(1)
Debt issuance costs incurred in connection with the 2013 AMH Credit Facilities, the 2018 AMH Credit Facility, the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2039 Senior Secured Guaranteed Notes, the 2048 Senior Notes and the 2050 Subordinated Notes are amortized into interest expense over the term of the debt arrangement.

The table below presents the contractual maturities for the Company's debt arrangements as of December 31, 2019:

	2020	2021	2022	2023	2024	Thereafter	Total
2024 Senior Notes	$—	$—	$—	$—	$500,000	$—	$500,000
2026 Senior Notes	—	—	—	—	—	500,000	500,000
2029 Senior Notes	—	—	—	—	—	675,000	675,000
2039 Senior Secured Guaranteed Notes	—	—	—	—	—	325,000	325,000
2048 Senior Notes	—	—	—	—	—	300,000	300,000
2050 Subordinated Notes	—	—	—	—	—	300,000	300,000
Secured Borrowing	—	—	—	—	—	17,921	17,921
2014 AMI Term Facility II	—	—	17,267	—	—	—	17,267
2016 AMI Term Facility I	—	—	—	—	—	18,915	18,915
2016 AMI Term Facility II	—	—	—	18,285	—	—	18,285
Total Obligations as of December 31, 2019	$—	$—	$17,267	$18,285	$500,000	$2,136,836	$2,672,388

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

12. NET INCOME PER SHARE OF CLASS A COMMON STOCK
The table below presents basic and diluted net income per share of Class A Common Stock using the two-class method:

	Basic and Diluted
	For the Years Ended December 31,
	2019	2018		2017
Numerator:
Net income (loss) attributable to Apollo Global Management, Inc. Class A Common Stockholders	$806,537	$(42,038)		$615,566
Dividends declared on Class A Common Stock(1)	(417,386)	(388,744)		(354,878)
Dividends on participating securities(2)	(17,888)	(18,119)		(11,822)
Earnings allocable to participating securities	(17,343)	—	(3)	(8,828)
Undistributed income (loss) attributable to Class A Common Stockholders: Basic	353,920	(448,901)		240,038
Dilution effect on distributable income attributable to unvested RSUs	3,173	—		2,706
Undistributed income (loss) attributable to Class A Common Stockholders: Diluted	$357,093	$(448,901)		$242,744
Denominator:
Weighted average number of shares of Class A Common Stock outstanding: Basic	207,072,413	199,946,632		190,931,743
Dilution effect of unvested RSUs	1,676,111	—		1,649,950
Weighted average number of shares of Class A Common Stock outstanding: Diluted	208,748,524	199,946,632		192,581,693
Net Income per share of Class A Common Stock: Basic(4)
Distributed Income	$2.02	$1.93		$1.85
Undistributed Income (Loss)	1.70	(2.23)		1.27
Net Income (Loss) per share of Class A Common Stock: Basic	$3.72	$(0.30)		$3.12
Net Income per share of Class A Common Stock: Diluted(4)
Distributed Income	$2.01	$1.93		$1.84
Undistributed Income (Loss)	1.70	(2.23)		1.26
Net Income (Loss) per share of Class A Common Stock: Diluted	$3.71	$(0.30)		$3.10

(1)	See note 14 for information regarding the quarterly dividends declared and paid during 2019, 2018 and 2017.

(2)	Participating securities consist of vested and unvested RSUs that have rights to dividends and unvested restricted shares.

(3)
No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A Common Stockholders.

(4)
For the years ended December 31, 2019 and 2017, unvested RSUs were determined to be dilutive, and were accordingly included in the diluted earnings per share calculation. For the years ended December 31, 2019 and 2017, the share options, AOG Units and participating securities were determined to be anti-dilutive and were accordingly excluded from the diluted earnings per share calculation. For the year ended December 31, 2018, all of the classes of securities were determined to be anti-dilutive.

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

APOLLO GLOBAL MANAGEMENT, INC.
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
Certain holders of AOG Units are subject to the transfer restrictions set forth in the agreements with the respective holders and may, a limited number of times each year, upon notice (subject to the terms of an exchange agreement), exchange their AOG Units for shares of Class A Common Stock on a one-for-one basis. An AOG Unit holder must exchange one unit in each of the Apollo Operating Group partnerships or limited liability companies to effectuate an exchange for one share of Class A Common Stock.
Apollo Global Management, Inc. has one share of Class B Common Stock outstanding, which is held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the share of Class B Common Stock is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for shares of Class A Common Stock, as discussed above. The Class B Common Stock has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or dividends. The Class B Common Stock has no dividend rights and only a de minimis liquidation right. The Class B Common Stock represented 44.7%, 52.4% and 53.9% of the total voting power of the Company’s Class A Common Stock and Class B Common Stock with respect to the limited matters upon which they are entitled to vote pursuant to the Company’s governing documents as of December 31, 2019, 2018 and 2017, respectively.
The following table summarizes the anti-dilutive securities.

	For the Years Ended December 31,
	2019	2018	2017
Weighted average vested RSUs	430,748	384,592	454,929
Weighted average unvested RSUs	N/A	8,850,291	N/A
Weighted average unexercised options	152,084	204,167	213,545
Weighted average AOG Units outstanding	195,124,877	203,019,177	211,360,975
Weighted average unvested restricted shares	959,069	872,252	300,921
13. EQUITY-BASED COMPENSATION
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

	For the Years Ended December 31,
	2019	2018	2017
Plan Grants:
Discount for the lack of distributions until vested(1)	18.7%	12.0%	11.8%
Marketability discount for transfer restrictions(2)	4.9%	4.7%	3.6%
Bonus Grants:
Marketability discount for transfer restrictions(2)	4.1%	2.3%	2.3%
Performance Grants:
Discount for the lack of distributions until vested(1)	14.0%	12.8%	N/A
Marketability discount for transfer restrictions(2)	5.9%	5.6%	N/A

APOLLO GLOBAL MANAGEMENT, INC.
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
During the year ended December 31, 2019, the Company awarded Performance Grants of 1.7 million RSUs to certain employees with a grant date fair value of $45.2 million, which vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense. Additionally, the Company modified Plan Grants of 0.5 million RSUs with a grant date fair value of $10.5 million to Performance Grants of 0.5 million RSUs. The modification did not result in a change to the grant date fair value of the awards, as performance conditions that impact vesting are not considered in the determination of the fair value of an award and the award is otherwise expected to vest under the original terms. In accordance with U.S. GAAP, equity-based compensation expense for these and other Performance Grants will be recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable. The following table summarizes the equity based compensation expense recognized relating to Performance Grants.

	For the Years Ended December 31,
	2019	2018	2017
Equity-based compensation	$71,438	$75,188	$—
Additionally, the Company entered into an agreement in 2018 with several employees under which it expects to grant them RSUs beginning in 2020 if year-over-year growth in certain discretionary earnings metrics is attained prior to grant and they remain employed at the grant date. Once granted, these RSUs will vest based on both continued service and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense. In accordance with U.S. GAAP, equity-based compensation expense for such awards, if and when granted, will be recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable. No equity-based compensation expense was recognized related to these RSUs for the year ended December 31, 2019.
The fair value of all RSU grants made during the years ended December 31, 2019, 2018 and 2017 was $121.4 million, $256.1 million and $33.2 million, respectively.
The following table presents the actual forfeiture rates and equity-based compensation expense recognized:

	For the Years Ended December 31,
	2019	2018	2017
Actual forfeiture rate	2.1%	7.8%	9.8%
Equity-based compensation	$146,096	$146,708	$68,225

The following table summarizes RSU activity:

	Unvested		Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2019	9,839,968		$26.52	2,380,783	12,220,751	(1)
Granted	4,650,408		26.11	—	4,650,408
Forfeited	(282,419)		25.88	(18,524)	(300,943)
Vested	(4,423,264)		26.43	4,423,264	—
Issued	—		23.87	(4,435,905)	(4,435,905)
Balance at December 31, 2019	9,784,693	(2)	$26.38	2,349,618	12,134,311	(1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A Common Stock.

(2)	RSUs were expected to vest over the weighted average period of 3.2 years.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Restricted Share Awards
The Company has granted restricted share awards under the Equity Plan primarily in connection with certain profit sharing arrangements. The fair value of restricted share grants is the public share price of the Company’s Class A Common Stock on the grant date. The grant date fair value of these awards is recognized as equity-based compensation expense on a straight-line basis over the vesting period.
The fair value of restricted share award grants made during the years ended December 31, 2019, 2018 and 2017 was $11.1 million, $30.2 million and $13.9 million, respectively.

The following table presents the actual forfeiture rates and equity-based compensation expense recognized:

	For the Years Ended December 31,
	2019	2018	2017
Actual forfeiture rate	0.8%	2.9%	0.8%
Equity-based compensation	$17,095	$13,515	$5,064

The following table summarizes the restricted share award activity:

	Unvested		Weighted Average Grant Date Fair Value	Vested	Total Number of Restricted Share Awards Outstanding
Balance at January 1, 2019	1,088,983		$30.96	—	1,088,983
Granted	303,458		36.66	—	303,458
Forfeited	(10,550)		33.80	—	(10,550)
Issued	—		30.67	(491,433)	(491,433)
Vested	(491,433)		30.67	491,433	—
Balance at December 31, 2019	890,458	(1)	$33.02	—	890,458

(1)	Restricted share awards were expected to vest over the next 1.7 years.
Restricted Stock and Restricted Stock Unit Awards—ARI and AINV
The Company has granted ARI and AINV restricted share units to certain employees of the Company. Separately, ARI granted restricted stock awards and restricted stock unit awards ("ARI Awards") to certain employees of the Company. These awards generally vest over three years, either quarterly or annually.
The awards granted to the Company are recorded as investments under the equity method of accounting and deferred revenue in the consolidated statements of financial condition. As these awards vest, the deferred revenue is recognized as management fees.
The awards granted to the Company’s employees are recorded in other assets and other liabilities in the consolidated statements of financial condition. The grant date fair value of the asset is amortized through equity-based compensation on a straight-line basis over the vesting period. The fair value of the liability is remeasured each period with any changes in fair value recorded in compensation expense in the consolidated statements of operations. Compensation expense is offset by related management fees earned by the Company from ARI and AINV, respectively.
The grant date fair value of the employees’ awards is based on the then public share price of ARI and AINV at grant, less discounts for transfer restrictions, and has been categorized as Level II within the fair value hierarchy as a result.

The following table summarizes the management fees, equity-based compensation expense, and actual forfeiture rates for the ARI Awards:

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Years Ended December 31,
	2019	2018	2017
Management fees	$16,697	$11,952	$11,120
Equity-based compensation	$16,697	$11,952	$11,120
Actual forfeiture rate	1.2%	2.6%	2.5%

The following tables summarize activity for the ARI Awards that were granted to certain of the Company’s employees:

	ARI Awards Unvested		Weighted Average Grant Date Fair Value	ARI Awards Vested	Total Number of ARI Awards Outstanding
Balance at January 1, 2019	1,414,614		$16.91	1,167,751	2,582,365
Granted	1,281,045		18.54	—	1,281,045
Forfeited	(32,204)		18.33	—	(32,204)
Delivered	—		16.77	(811,163)	(811,163)
Vested	(510,922)		18.11	510,922	—
Balance at December 31, 2019	2,152,533	(1)	$17.57	867,510	3,020,043

(1)	ARI Awards were expected to vest over the next 2.3 years.
The following table summarizes activity for the AINV Awards that were granted to certain of the Company’s employees:

	AINV Unvested RSUs	Weighted Average Grant Date Fair Value	AINV RSUs Vested	Total Number of AINV Awards Outstanding
Balance at January 1, 2019	65,002	$10.89	28,986	93,988
Granted	68,647	11.09	—	68,647
Forfeited	—	—	—	—
Delivered	—	15.46	(30,390)	(30,390)
Vested	(53,274)	16.05	53,274	—
Balance at December 31, 2019	80,375	$15.89	51,870	132,245

(1)	AINV Awards were expected to vest over the next 1.6 years.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table summarizes the management fees, equity-based compensation expense and actual forfeiture rates for the AHL Awards:

	For the Years Ended December 31,
	2019	2018	2017
Management fees	$1,155	$(2,743)	$4,058
Equity-based compensation	$3,576	$(2,136)	$6,913
Actual forfeiture rate	—%	3.6%	0.1%

The following table summarizes activity for the AHL Awards that were granted to certain employees of the Company:

	AHL Awards Unvested		Weighted Average Grant Date Fair Value	AHL Awards Vested	Total Number of AHL Awards Outstanding
Balance at January 1, 2019	143,399		$21.75	606,351	749,750
Granted	7,460		37.50	—	7,460
Vested	(109,666)		19.66	109,666	—
Forfeited	—		—	—	—
Delivered	—		17.38	(124,274)	(124,274)
Balance at December 31, 2019	41,193	(1)	$30.08	591,743	632,936

(1)	33,443 AHL Awards are expected to vest over the next 1.2 years and 7,750 AHL Awards may vest if certain performance metrics are achieved.
Equity-Based Compensation Allocation
Equity-based compensation is allocated based on ownership interests. Therefore, the amortization of equity-based compensation is allocated to stockholders’ equity attributable to AGM Inc. and the Non-Controlling Interests, which results in a difference in the amounts charged to equity-based compensation expense and the amounts credited to stockholders’ equity attributable to AGM Inc. in the Company’s consolidated financial statements.
Below is a reconciliation of the equity-based compensation allocated to AGM Inc.:

	For the Year Ended December 31, 2019
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, Inc.
RSUs, share options and restricted share awards	$161,995	—%	$—	$161,995
AHL Awards	3,576	44.7	1,597	1,979
Other equity-based compensation awards	24,077	44.7	10,758	13,319
Total equity-based compensation	$189,648		12,355	177,293
Less other equity-based compensation awards(2)			(12,355)	(30,575)
Capital increase related to equity-based compensation			$—	$146,718

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Year Ended December 31, 2018
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, Inc.
RSUs, share options and restricted share awards	$159,575	—%	$—	$159,575
AHL Awards	(2,136)	50.1	(1,070)	(1,066)
Other equity-based compensation awards	15,789	50.1	7,913	7,876
Total equity-based compensation	$173,228		6,843	166,385
Less other equity-based compensation awards(2)			(6,843)	(18,848)
Capital increase related to equity-based compensation			$—	$147,537

	For the Year Ended December 31, 2017
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, Inc.
RSUs, share options and restricted share awards	$73,352	—%	$—	$73,352
AHL Awards	6,913	51.5	3,560	3,353
Other equity-based compensation awards	11,185	51.5	5,760	5,425
Total equity-based compensation	$91,450		9,320	82,130
Less other equity-based compensation awards(2)			(9,320)	(9,956)
Capital increase related to equity-based compensation			$—	$72,174

(1)	Calculated based on average ownership percentage for the period considering issuances of Class A shares or Class A Common Stock, as applicable, during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.
14. EQUITY
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
During the years ended December 31, 2019, 2018 and 2017, the Company issued shares of Class A Common Stock in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of shares of Class A Common Stock issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of shares of Class A Common Stock issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment.
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

APOLLO GLOBAL MANAGEMENT, INC.
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
The table below summarizes the issuance of shares of Class A Common Stock for equity-based awards:

	For the Years Ended December 31,
	2019	2018	2017
Shares of Class A Common Stock issued in settlement of vested RSUs and share options exercised(1)	4,640,072	3,866,209	3,565,098
Reduction of shares of Class A Common Stock issued(2)	(1,854,313)	(1,311,108)	(1,318,632)
Shares of Class A Common Stock purchased related to share issuances and forfeitures(3)	14,051	(208,521)	76,739
Issuance of shares of Class A Common Stock for equity-based awards	2,799,810	2,346,580	2,323,205

(1)
The gross value of shares issued was $148.2 million, $129.0 million and $85.1 million for the years ended December 31, 2019, 2018 and 2017, respectively, based on the closing price of a share of Class A Common Stock at the time of issuance.

(2)	Cash paid for tax liabilities associated with net share settlement was $56.6 million and $43.7 million and $31.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(3)
Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted shares of Class A Common Stock of AGM Inc. that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase shares of Class A Common Stock on the open market and retire them. During the years ended December 31, 2019, 2018 and 2017, we issued 289,714, 927,020 and 495,326 of such restricted shares and 102,089, 85,371 and zero of such RSUs under the Equity Plan, respectively, and repurchased 265,113, 1,093,867 and 413,850 shares of Class A Common Stock in open-market transactions not pursuant to a publicly-announced repurchase plan or program, respectively. In addition, there were 10,550, 41,674 and 4,737 restricted shares forfeited during the years ended December 31, 2019, 2018 and 2017, respectively.

Additionally, during the years ended December 31, 2019, 2018 and 2017, 3,453,901, 2,701,876 and 233,248 shares of Class A Common Stock were repurchased in open market transactions as part of the publicly announced share repurchase program adopted in February 2016, respectively, and such shares were subsequently canceled by the Company. The Company paid $102.4 million, $55.4 million and $6.9 million for these open market share repurchases during the years ended December 31, 2019, 2018 and 2017, respectively.
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

APOLLO GLOBAL MANAGEMENT, INC.
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
Dividends and Distributions
The table below presents information regarding the quarterly dividends and distributions which were made at the sole discretion of the Former Manager of the Company prior to the Conversion and at the sole discretion of the executive committee of the board of directors subsequent to the Conversion (in millions, except per share data). Certain subsidiaries of AGM Inc. may be subject to U.S. federal, state, local and non-U.S. income taxes at the entity level and may pay taxes and/or make payments under the tax receivable agreement in a given fiscal year; therefore, the net amounts ultimately distributed by AGM Inc. to its Class A Common Stockholders in respect of each fiscal year are generally expected to be less than the net amounts distributed to AOG Unitholders. Subsequent to the Conversion, distributions from AGM Inc. are referred to as dividends.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Dividend Declaration Date	Dividend per share of Class A Common Stock	Payment Date	Dividend to Class A Common Stockholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 3, 2017	$0.45	February 28, 2017	$84.2	$97.0		$181.2	$2.9
N/A	—	April 13, 2017	—	20.5	(1)	20.5	—
April 28, 2017	0.49	May 31, 2017	94.5	102.9		197.4	3.3
August 2, 2017	0.52	August 31, 2017	100.6	108.8		209.4	3.2
November 1, 2017	0.39	November 30, 2017	75.6	81.6		157.2	2.4
For the year ended December 31, 2017	$1.85		$354.9	$410.8		$765.7	$11.8
February 1, 2018	$0.66	February 28, 2018	$133.0	$133.7		$266.7	$5.4
N/A	—	April 12, 2018	—	50.5	(1)	50.5	—
May 3, 2018	0.38	May 31, 2018	76.6	77.0		153.6	4.1
August 2, 2018	0.43	August 31, 2018	86.5	87.1		173.6	4.2
November 1, 2018	0.46	November 30, 2018	92.6	93.0		185.6	4.4
For the year ended December 31, 2018	$1.93		$388.7	$441.3		$830.0	$18.1
January 31, 2019	$0.56	February 28, 2019	$113.3	$113.3		$226.6	$5.0
N/A	—	April 12, 2019	—	45.4	(1)	45.4	—
May 2, 2019	0.46	May 31, 2019	92.2	93.0		185.2	4.1
July 31, 2019	0.50	August 30, 2019	100.4	101.0		201.4	4.4
N/A	—	August 15, 2019	—	4.1	(1)	4.1	—
N/A	—	September 26, 2019	—	17.8	(1)	17.8	—
November 29, 2019	0.50	November 29, 2019	111.5	90.1		201.6	4.4
For the year ended December 31, 2019	$2.02		$417.4	$464.7		$882.1	$17.9

(1)
On April 13, 2017, April 12, 2018 and April 12, 2019, the Company made a $0.10, $0.25 and $0.18 per AOG Unit pro rata distribution, respectively, to the Non-Controlling Interest holders in the Apollo Operating Group, in connection with taxes and payments made under the tax receivable agreement. See note 15 for more information regarding the tax receivable agreement. On April 12, 2019, August 15, 2019 and September 26, 2019, the Company made a $0.04, $0.02 and $0.10 per AOG Unit pro rata distribution, respectively, to the Non-Controlling Interest holders in the Apollo Operating Group, in connection with federal corporate estimated tax payments.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Non-Controlling Interests
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to Non-Controlling Interests consisted of the following:

	For the Years Ended December 31,
	2019	2018	2017
Net income attributable to Non-Controlling Interests in consolidated entities:
Interest in management companies and a co-investment vehicle(1)	$4,755	$4,176	$4,415
Other consolidated entities	25,749	27,472	4,476
Net income attributable to Non-Controlling Interests in consolidated entities	$30,504	$31,648	$8,891

Net income attributable to Non-Controlling Interests in the Apollo Operating Group:
Net income	$1,536,843	$19,251	$1,443,639
Net income attributable to Non-Controlling Interests in consolidated entities	(30,504)	(31,648)	(8,891)
Net income (loss) after Non-Controlling Interests in consolidated entities	1,506,339	(12,397)	1,434,748
Adjustments:
Income tax provision (benefit)(2)	(128,994)	86,021	325,945
NYC UBT and foreign tax benefit(3)	(15,890)	(9,764)	(9,798)
Net income (loss) in non-Apollo Operating Group entities	51,030	(35,072)	(200,225)
Series A Preferred Stock Dividends	(17,531)	(17,531)	(13,538)
Series B Preferred Stock Dividends	(19,125)	(14,131)	—
Total adjustments	(130,510)	9,523	102,384
Net income (loss) after adjustments	1,375,829	(2,874)	1,537,132
Weighted average ownership percentage of Apollo Operating Group	48.4%	50.3%	52.5%
Net income (loss) attributable to Non-Controlling Interests in Apollo Operating Group	$663,146	$(2,021)	$805,644

Net Income attributable to Non-Controlling Interests	$693,650	$29,627	$814,535
Other comprehensive income (loss) attributable to Non-Controlling Interests	(7,496)	(17,409)	7,180
Comprehensive Income Attributable to Non-Controlling Interests	$686,154	$12,218	$821,715

(1)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of the credit funds managed by Apollo.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of December 31, 2019	As of December 31, 2018
Due from Related Parties:
Due from credit funds	$186,495	$153,687
Due from private equity funds	27,724	19,993
Due from real assets funds	26,626	42,471
Due from portfolio companies	53,394	67,740
Due from Contributing Partners, employees and former employees	120,830	94,217
Total Due from Related Parties	$415,069	$378,108
Due to Related Parties:
Due to Managing Partners and Contributing Partners	$302,050	$285,598
Due to credit funds	7,213	3,444
Due to private equity funds	191,620	136,078
Due to real assets funds	504	315
Total Due to Related Parties	$501,387	$425,435

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
The tax receivable agreement provides for the payment to the Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that AGM Inc. and its subsidiaries would realize as a result of the increases in tax basis of assets that resulted from the 2007 Reorganization, the Conversion and exchanges of AOG Units for Class A Common Stock. AGM Inc. and its subsidiaries retain the benefit from the remaining 15% of actual cash tax savings. If the Company does not make the required annual payment on a timely basis as outlined in the tax receivable agreement, interest is accrued on the balance until the payment date.
As a result of the exchanges of AOG Units for Class A Common Stock during the years ended December 31, 2019, 2018 and 2017, a $42.0 million, $37.9 million and $45.0 million liability was recorded, respectively, to estimate the amount of the future expected payments to be made by AGM Inc. and its subsidiaries to the Managing Partners and Contributing Partners pursuant to the tax receivable agreement.
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
During the year ended December 31, 2019, the Company remeasured the tax receivable agreement liability and recorded a $50.3 million loss in other income (loss), net in the consolidated statements of operations primarily due to the expected payments under the tax receivable agreement for the step-up in tax basis of intangibles related to prior exchanges of AOG Units for Class A Common Stock as well as a change in the estimated state tax rates during the year. During the year ended December 31, 2018, the Company remeasured the tax receivable agreement liability and recorded $35.4 million in other income (loss), net in the consolidated statements of operations due to changes in estimated tax rates resulting from legislative reforms in the TCJA. During the year ended December 31, 2017, Company remeasured the tax receivable agreement liability and recorded $200.2 million in other income (loss), net in the consolidated statements of operations due to changes in estimated tax rates.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Due from Contributing Partners, Employees and Former Employees
As of December 31, 2019 and December 31, 2018, due from Contributing Partners, Employees and Former Employees includes various amounts due to the Company including employee loans and return of profit sharing distributions. As of December 31, 2019 and December 31, 2018, the balance included interest-bearing employee loans receivable of $17.1 million and $16.8 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.
The Company recorded a receivable from the Contributing Partners and certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of December 31, 2019 and December 31, 2018 of $88.5 million and $66.3 million, respectively.
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
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions with respect to Fund IV, Fund V and Fund VI, the Company will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. The Company recorded an indemnification liability of $12.7 million and $12.2 million as of December 31, 2019 and December 31, 2018, respectively.
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
The following table presents the general partner obligation to return previously distributed performance allocations related to certain funds by segment:

	As of December 31, 2019	As of December 31, 2018
Credit	$—	$1,370
Private Equity	189,252	135,723
Total general partner obligation	$189,252	$137,093

Athene
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

APOLLO GLOBAL MANAGEMENT, INC.
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

(i)
The Company, through its consolidated subsidiary Apollo Insurance Solutions Group LLC, or ISG, earns a base management fee of 0.225% per year on the aggregate market value of substantially all of the assets in substantially all of the investment accounts of or relating to Athene (collectively, the “Athene Accounts”) up to $103.4 billion (the level of assets in the Athene Accounts as of January 1, 2019, excluding certain assets, the “Backbook Value”) and 0.150% per year on all assets in excess of $103.4 billion (the “Incremental Value”), respectively; plus

(ii)
with respect to each asset in an Athene Account, subject to certain exceptions, that is managed by the Company and that belongs to a specified asset class tier (“core,” “core plus,” “yield,” and “high alpha”), a sub-allocation fee as follows, which will, in the case of assets acquired after January 1, 2019, be subject to a cap of 10% of the applicable asset’s gross book yield:

As of December 31, 2019
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
Athene and Apollo Strategic Transaction
On October 27, 2019 Athene Holding, AGM Inc. and the entities that form the Apollo Operating Group entered into a Transaction Agreement (the “Transaction Agreement”), pursuant to which, among other things:

•
(i) Athene Holding will issue 27,959,184 Class A common shares of Athene Holding (the “AHL Class A Common Shares”) to certain subsidiaries of the Apollo Operating Group in exchange for an issuance by the Apollo Operating Group of

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

29,154,519 non-voting equity interests of the Apollo Operating Group to AHL and (ii) AGM Inc., through the Apollo Operating Group, will purchase an additional $350 million of AHL Class A Common Shares (the “Share Issuance”);

•
Athene Holding has granted to AGM Inc. the right to purchase additional AHL Class A Common Shares from the closing date of the Share Issuance (the “Closing Date”) until 180 days thereafter to the extent the issued and outstanding AHL Class A Common Shares beneficially owned by Apollo and certain of its related parties and employees (collectively, the “Apollo Parties”) (inclusive of AHL Class A Common Shares over which any such persons have a valid proxy) do not equal at least 35% of the issued and outstanding AHL Class A Common Shares, on a fully diluted basis (the “Conditional Right”);

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

•
Athene Holding will make certain amendments to the Twelfth Amended and Restated Bye-laws of Athene Holding (the “Bye-laws”), by way of amending and restating the Bye-laws (the “Thirteenth Amended and Restated Bye-laws”), which include, among other items, the elimination of Athene Holding’s current multi-class share structure.

The consummation of the Share Issuance and the other transactions contemplated by the Transaction Agreement are subject to the satisfaction or waiver of specified closing conditions, including (i) the receipt of required governmental and regulatory approvals for the Share Transactions, and the approval of the NYSE for the listing of the AHL Class A Common Shares to be issued by AHL in connection with the Share Issuance, (ii) the absence of any applicable law or regulation or order that prohibits the transactions contemplated by the Transaction Agreement, and the absence of any pending or threatened proceeding by any governmental entity or any investigation by any governmental entity seeking any such order, and (iii) certain other customary closing conditions, including, among other things, delivery of certain transaction documents contemplated by the Transaction Agreement, accuracy of representations and warranties and compliance with covenants by the parties.
The Company expects the Transaction Agreement to have a material impact on its consolidated financial statements related to its investment in Athene Holding and corresponding Non-controlling Interests. Upon consummation of the Transaction Agreement, the fair value of the Company’s investment in Athene Holding will be calculated using the closing market price of AHL Class A Common Shares, less a discount due to a lack of marketability estimated to be approximately 10%, as a result of a lock-up on existing and newly acquired AHL Class A Common Shares for three years from the initial closing date. In addition, the Company expects to consolidate certain entities in which it has an indirect ownership interest through its investment in Athene Holding, with a portion attributable to Non-controlling Interests.
Liquidity Agreement
In connection with the Transaction Agreement, Athene Holding and AGM Inc. have also agreed to enter into a Liquidity Agreement, to be dated as of the Closing Date (the “Liquidity Agreement”), pursuant to which, once each quarter, Athene Holding will be entitled to liquidate a number of AOG Units for payment of cash proceeds as set forth in the Liquidity Agreement. Upon receipt of a notice from Athene Holding to exercise such right, AGM Inc. will consummate, or permit the consummation of, one of the following transactions:

•	a purchase of AOG Units from Athene Holding (a “Purchase Transaction”);

•
if Athene Holding and AGM Inc. do not agree to consummate a Purchase Transaction, AGM Inc. will use its best efforts to consummate a public offering of AGM Inc. Class A Common Stock, the proceeds (net of certain commissions, fees and expenses consistent with customary and prevailing market practices for similar offerings) of which will be used to fund the purchase of AOG Units from Athene Holding (a “Registered Sale”);

•
if AGM Inc. notifies Athene Holding that it cannot consummate a Registered Sale, upon Athene Holding’s request, AGM Inc. will use its best efforts to consummate a sale of AGM Inc. Class A Common Stock pursuant to an exemption from the registration requirements of the Securities Act, the proceeds (net of certain commissions, fees and expenses consistent with customary and prevailing market practices for similar offerings) of which will be used to fund the purchase of AOG Units from Athene Holding (a “Private Placement,” and collectively with a Purchase Transaction and a Registered Sale, a “Sale Transaction”); or

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

•
if AGM Inc. elects (in its sole discretion) not to consummate a Sale Transaction, Athene Holding will be permitted to sell AOG Units in one or more transactions that are exempt from the registration requirements of the Securities Act, subject to certain restrictions (an “AOG Transaction”).

In each case, Athene Holding’s liquidity rights are subject to certain limitations and obligations, including that Athene Holding shall request liquidity for AOG Units with a value of at least $50 million, and shall set the minimum sale price for such AOG Units at not less than 90% of the volume-weighted average price of the shares of AGM Inc. Class A Common Stock for the 10 consecutive business days prior to the day Athene Holding submits a notice for sale of AOG Units. In case of a Registered Sale and a Private Placement, AGM Inc. shall not be required to sell any shares of AGM Inc. Class A Common Stock at a price that is lower than such minimum sale price.
The Liquidity Agreement provides that Athene Holding is prohibited from transferring its AOG Units other than to an affiliate or pursuant to the options set forth above. The Liquidity Agreement also restricts Athene Holding from transferring AOG Units to a “bad actor” (as defined in Regulation D of the Securities Act), any person restricted by law or regulation from owning equity securities of AGM Inc. and to an entity listed on a schedule thereto. AGM Inc. has the right not to consummate a Registered Sale or a Private Placement if the recipient of the shares of Class A Stock would receive more than 2.0% of the outstanding and issued shares of AGM Inc. Class A Common Stock. Additionally, AGM Inc. has the right not to consummate an AOG Transaction if the recipient would, following such AOG Transaction, be the beneficial owner of greater than 3.5% of the AOG Units.
Athora
The Company, through its consolidated subsidiary, ISGI, provides investment advisory services to certain portfolio companies of Apollo funds and Athora, a strategic platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”).
Athora Sub-Advised
The Company, through ISGI, provides sub-advisory services with respect to a portion of the assets in certain portfolio companies of Apollo funds and the Athora Accounts. The Company broadly refers to “Athora Sub-Advised” assets as those assets in the Athora Accounts which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. With limited exceptions, the sub-advisory fee earned by the Company on the Athora Sub-Advised assets is 0.35%.
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
The following table presents the performance allocations earned from AAA Investments:

	For the Years Ended December 31,
	2019	2018	2017
Performance allocations from AAA Investments, net(1)	$291	$(5,158)	23,119

(1)	Net of related profit sharing expense.
The following table presents the revenues earned in aggregate from Athene, Athora and AAA Investments:

	For the Years Ended December 31,
	2019	2018	2017
Revenues earned in aggregate from Athene, Athora and AAA Investments, net(1)(2)	$788,066	$310,412	529,150

(1)
Consisting of management fees, sub-advisory fees, performance revenues from Athene, Athora and AAA Investments, as applicable (net of related profit sharing expense) and changes in the market value of the Athene Holding shares owned directly by Apollo. These amounts

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

exclude the deferred revenue recognized as management fees associated with the vesting of AHL Awards granted to employees of Apollo as further described in note 13.

(2)
Gains (losses) on the market value of the shares of Athene Holding owned directly by Apollo were $137.2 million, $(186.6) million and $95.5 million for the years ended December 31, 2019, 2018 and 2017 respectively.

The following table presents performance allocations and profit sharing payable from AAA Investments:

	As of December 31, 2019	As of December 31, 2018
Performance allocations	$2,005	$1,611
Profit sharing payable	550	442

As of December 31, 2019 and December 31, 2018, the Company held a 11.3% and 10.2% ownership interest of the Class A Common Shares of Athene Holding, respectively.
AAA Investments Credit Agreement
On April 30, 2015, Apollo entered into a revolving credit agreement with AAA Investments (the “AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR plus 1.5%. The Company receives an annual commitment fee of 0.125% on the unused portion of the loan. As of December 31, 2019 and December 31, 2018, $8.7 million and $6.7 million, respectively, had been advanced by the Company and remained outstanding on the AAA Investments Credit Agreement. AAA Investments was obligated to pay the aggregate borrowings plus accrued interest at the earlier of (a) the third anniversary of the closing date, or (b) the date that was fifteen months following the initial public offering of shares of Athene Holding (the “Maturity Date”). On January 30, 2019, the Company and AAA agreed to extend the maturity date of the AAA Investments Credit Agreement to December 31, 2020.
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
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at December 31, 2019. From time to time, this entity is involved in transactions with related parties of Apollo, including portfolio companies of the funds Apollo manages, whereby AGS earns underwriting and transaction fees for its services.
16. COMMITMENTS AND CONTINGENCIES
Investment Commitments—As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of December 31, 2019 and December 31, 2018 of $1.1 billion and $1.2 billion, respectively, of which $394 million and $469 million related to Fund IX as of December 31, 2019 and December 31, 2018, respectively.
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of December 31, 2019, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Litigation and Contingencies-Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and lawsuits, reviews, investigations or proceedings by governmental and self-regulatory agencies regarding its business.

On June 20, 2016 Banca Carige S.p.A. (“Carige”) commenced a lawsuit in the Court of Genoa (Italy) (No. 8965/2016), against its former Chairman, its former Chief Executive Officer, AGM Inc. and certain entities (the “Apollo Entities”) organized and owned by investment funds managed by affiliates of AGM Inc. The complaint alleged that AGM Inc. and the Apollo Entities (i) aided and abetted breaches of fiduciary duty to Carige allegedly committed by Carige’s former Chairman and former CEO in connection with the sale to the Apollo Entities of Carige subsidiaries engaged in the insurance business; and (ii) took wrongful actions aimed at weakening Carige’s financial condition supposedly to facilitate an eventual acquisition of Carige. The causes of action were based in tort under Italian law. Carige purportedly seeks damages of €450 million in connection with the sale of the insurance businesses and €800 million for other losses. With judgment no. 3118/2018 published on December 6, 2018, the Court of Genoa fully rejected all the claims raised by Carige against AGM Inc. and the Apollo Entities, also awarding attorneys' fees in their favor for an amount of €428,996.10. Carige filed an appeal on January 3, 2019 before the Court of Appeal of Genoa. The Apollo Entities appeared in the proceedings requesting the Court to reject Carige’s appeal. On November 21, 2019 Carige and the Apollo Entities entered into a settlement agreement whereby, among other things, each party finally and irrevocably released and discharged the other parties from all their respective claims, actions and/or requests raised in the litigation. Accordingly, immediately after signing the settlement agreement Carige and the Apollo Entities filed with the Court a joint declaration whereby they reported to the Court that they had waived and withdrawn their respective claims.

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

On August 3, 2017, a complaint was filed in the United States District Court for the Middle District of Florida against AGM Inc., a senior partner of Apollo and a former principal of Apollo by Michael McEvoy on behalf of a purported class of employees of subsidiaries of CEVA Group, LLC (“CEVA Group”) who purchased shares in CEVA Investment Limited (“CIL”), the former parent company of CEVA Group. The complaint alleged that the defendants breached fiduciary duties to and defrauded the plaintiffs by inducing them to purchase shares in CIL and subsequently participating in a debt restructuring of CEVA Group in which shareholders of CIL did not receive a recovery. On February 9, 2018, the Bankruptcy Court for the Southern District of New York held that the claims asserted in the complaint were assets of CIL, which is a chapter 7 debtor, and that the complaint was null and void as a violation of the automatic stay. McEvoy subsequently revised his complaint to attempt to assert claims that do not belong to CIL. The amended complaint no longer names any individual defendants, but Apollo Management VI, L.P. and CEVA Group have been added as defendants. The amended complaint purports to seek damages of approximately €30 million and asserts, among other things, claims for violations of the Investment Advisers Act of 1940, breach of fiduciary duties, and breach of contract. On December 7, 2018, after receiving permission from the Bankruptcy Court, McEvoy filed his amended complaint in the District Court in Florida. On January 18, 2019, Apollo filed a motion to dismiss the amended complaint. A hearing on that motion was held December 3, 2019. On January 6, 2020, the Florida court granted in part Apollo’s motion to dismiss, dismissing McEvoy’s Investment Advisers Act claim with prejudice, and denying without prejudice Apollo’s motion with respect to the remaining claims. The court also set a schedule for a summary judgment motion on the remaining claims based on the statute of limitations.

On December 21, 2017, Harbinger Capital Partners II, LP, Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Harbinger Capital Partners Special Situations GP, LLC, Harbinger Capital Partners

APOLLO GLOBAL MANAGEMENT, INC.
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

Five shareholders filed substantially similar putative class action lawsuits in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida in March, April, and May 2018, alleging violations of the Securities Act in connection with the January 19, 2018 IPO of ADT Inc. common stock. The actions were consolidated on July 10, 2018, and the case was re-captioned In re ADT Inc. Shareholder Litigation. On August 24, 2018, the state-court plaintiffs filed a consolidated complaint naming as defendants ADT Inc., several ADT officers and directors, the IPO underwriters (including Apollo Global Securities, LLC), AGM Inc. and certain other Apollo affiliates. Plaintiffs generally allege that the registration statement and prospectus for the IPO contained false and misleading statements and failed to disclose material information about certain litigation in which ADT was involved, ADT’s efforts to protect its intellectual property, and competitive pressures ADT faced. Defendants filed motions to dismiss the consolidated complaint on October 23, 2018, and those motions are fully briefed. On May 21, 2018, a similar shareholder class action lawsuit was filed in the United States District Court for the Southern District of Florida, naming as defendants ADT, several officers and directors, and AGM Inc. The federal action, captioned Perdomo v. ADT Inc., generally alleges that the registration statement was materially misleading because it failed to disclose ongoing deterioration in ADT’s financial results, along with certain customer and business metrics. On July 20, 2018, several alleged ADT shareholders filed competing motions to be named lead plaintiff in the federal action. On November 20, 2018, the court appointed a lead plaintiff, and on January 15, 2019, the lead plaintiff filed an amended complaint. The amended complaint names the same Apollo-affiliated defendants as the state-court action, along with three new Apollo entities. Defendants filed motions to dismiss on March 25, 2019, and those motions are fully briefed. On July 26, 2019, the state court denied defendants’ motions to dismiss, except it reserved judgment on the question whether it has personal jurisdiction over certain defendants, including the Apollo defendants. On September 12, 2019, all parties to the state and federal actions reached a settlement in principle that would resolve both actions. The plaintiffs in the federal action voluntarily dismissed their action on October 28, 2019, and the settlement will be submitted to the state court for approval. The settlement requires no payment from any Apollo defendants.

On May 3, 2018, Caldera Holdings Ltd, Caldera Life Reinsurance Company, and Caldera Shareholder, L.P. (collectively, “Caldera”) filed a summons with notice in the Supreme Court of the State of New York, New York County, naming as defendants AGM Inc., Apollo Management, L.P., Apollo Advisors VIII, L.P., Apollo Capital Management VIII, LLC, Athene Asset Management, L.P., Athene Holding, Ltd., and Leon Black (collectively, “Defendants” and all but Athene Holding, Ltd., the “Apollo Defendants”). On July 12, 2018, Caldera filed a complaint, Index No. 652175/2018 (the “Complaint”), alleging three causes of action: (1) tortious interference with prospective business relations/prospective economic advantage; (2) defamation/trade disparagement/injurious falsehood; and (3) unfair competition. The Complaint sought damages of no less than $1.5 billion, as well as exemplary and punitive damages, attorneys’ fees, interest, and an injunction. Defendants have moved to dismiss the Complaint on September 21, 2018 and Caldera filed an amended complaint on January 21, 2019 (the “Amended Complaint”). Defendants moved to dismiss the Amended Complaint, and the Apollo Defendants submitted to the Court a Final Arbitration Award issued on April 26, 2019 in a JAMS arbitration, finding Caldera, Imran Siddiqui, and Ming Dang liable for various causes of action,

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

including breaches of fiduciary duty and/or aiding and abetting thereof. Oral argument on the motions to dismiss was held on May 31, 2019. On December 20, 2019, the Court issued a Decision and Order dismissing Caldera’s complaint in its entirety as against all Defendants. On December 23, 2019, the Apollo Defendants filed a Notice of Entry of the Decision and Order. On January 8, 2020, Caldera filed a Notice of Appeal.
On March 7, 2019, plaintiff Elizabeth Morrison filed an amended complaint in an action captioned Morrison v. Ray Berry, et. al., Case No. 12808-VCG, pending in the Chancery Court for the State of Delaware, adding as defendants AGM Inc. and certain AGM Inc. affiliates. The original complaint had only named as defendants certain officers and directors (the “TFM defendants”) of The Fresh Market, Inc. (“TFM”), claiming that those defendants breached their fiduciary duties to the TFM shareholders in connection with their consideration and approval of a merger agreement between TFM and certain entities affiliated with Apollo, including by engaging in a sale process that improperly favored AGM Inc., and/or Apollo Management VIII, L.P., by agreeing to an inadequate price and by filing materially deficient disclosures regarding the transaction. In addition to AGM Inc., the amended complaint added as defendants Apollo Overseas Partners (Delaware 892) VIII, L.P., Apollo Overseas Partners (Delaware) VIII, L.P., Apollo Overseas Partners VIII, L.P., Apollo Management VIII, L.P., AIF VIII Management, LLC, Apollo Management, L.P., Apollo Management GP, LLC, Apollo Management Holdings, L.P., Apollo Management Holdings GP, LLC, APO Corp., AP Professional Holdings, L.P., Apollo Advisors VIII, L.P., Apollo Investment Fund VIII, L.P., and Pomegranate Holdings, Inc., and other defendants. The amended complaint alleges that the Apollo defendants aided and abetted the breaches of fiduciary duties by the TFM defendants. After the defendants moved to dismiss the complaint on May 1, 2019, Plaintiff filed a second amended complaint on June 3, 2019, maintaining the same claim against the same Apollo defendants as the prior complaint. Defendants moved to dismiss the second amended complaint on July 12, 2019. On December 31, 2019, the Court issued a decision dismissing certain of the TFM defendants while denying the motions of others. The Court deferred ruling on the motions filed by several defendants, including the Apollo-affiliated defendants. Those defendants for whom ruling was deferred submitted supplemental briefs in support of dismissal on January 31, 2020 with briefing to be completed by February 24. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On October 21, 2019, a putative class action complaint was filed in the Court of Chancery of the State of Delaware against Presidio, Inc. (“Presidio”), all of the members of Presidio’s board of directors (including five directors who are affiliated with Apollo), and BC Partners Advisors L.P. and Port Merger Sub, Inc. (together, “BCP”) challenging the then-pending acquisition of Presidio by BCP (the “Merger”).  The action is captioned Firefighters Pension System of City of Kansas City, Missouri Trust v. Presidio, Inc. et al, C.A. No. 2019-0839-JTL.  The original complaint alleged that the Presidio directors breached their fiduciary duties in connection with the negotiation of the Merger and that the disclosures Presidio made in its filings with the SEC in connection with the Merger omitted material information, and that BCP aided and abetted those alleged breaches. On November 5, 2019, the Court of Chancery held a hearing on a motion by plaintiffs to preliminarily enjoin the stockholder vote and denied that motion.  On January 28, 2020, following the closing of the Merger, plaintiffs filed an amended class action complaint, adding as defendants AGM Inc. and AP VIII Aegis Holdings, L.P. (together, the “Apollo Defendants”) and LionTree Advisors, LLC (Presidio’s financial advisor in connection with the Merger).  The amended complaint alleges, among other things, that the Presidio directors breached their fiduciary duties in connection with the Merger, that the filings with the SEC in connection with the Merger omitted material information, that the Apollo Defendants were controlling stockholders of Presidio and breached their alleged fiduciary duties to Presidio’s public stockholders, and that BCP, LionTree and the Apollo Defendants aided and abetted breaches of fiduciary duties.  The amended complaint seeks, among other relief, declaratory relief, class certification, and unspecified money damages.  The defendants have filed motions to dismiss the amended complaint. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On November 1, 2019, plaintiff Benjamin Fongers filed a putative class action in Illinois Circuit Court, Cook County, against CareerBuilder, LLC (“CareerBuilder”) and AGM Inc.  Plaintiff alleges that in March 2019, CareerBuilder changed its compensation plan so that sales representatives such as Fongers would (i) receive reduced commissions; and (ii) only be able to receive commissions for accounts they originated that were not reassigned to anyone else, a departure from the earlier plan.  Plaintiff also claims that the plan applied retroactively to deprive sales representatives of commissions to which they were earlier entitled.  Plaintiff alleges that AGM Inc. exercises complete control over CareerBuilder and thus, CareerBuilder acts as AGM Inc.’s agent.  Based on these allegations, Plaintiff alleges claims against both defendants for breach of written contract, breach of implied contract, unjust enrichment, violation of the Illinois Sales Representative Act, and violation of the Illinois Wage and Payment Collection Act.  The defendants removed the action to the Northern District of Illinois on December 5, 2019, and Plaintiff moved to remand on January 6, 2020.  That motion has not yet been fully briefed.  Defendants’ deadline to respond to the complaint is 21 days after the court rules on the remand motion. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Commitments and Contingencies—Other long-term obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of December 31, 2019, fixed and determinable payments due in connection with these obligations were as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
Other long-term obligations	$16,959	$1,871	$906	$673	$673	$673	$21,755

Contingent Obligations—Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through December 31, 2019 and that would be reversed approximates $2.6 billion. Management views the possibility of all of the investments becoming worthless as remote. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of December 31, 2019, there were no underwriting commitments.
Contingent Consideration—In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future performance revenues earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future performance revenue payments, and is recorded in profit sharing payable in the consolidated statements of financial condition. The fair value of the remaining contingent obligation was $112.5 million and $74.5 million as of December 31, 2019 and December 31, 2018, respectively.
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
17. SEGMENT REPORTING
Apollo conducts its business primarily in the United States through three reportable segments: credit, private equity and real assets. Segment information is utilized by our Managing Partners, who operate collectively as our chief operating decision maker, to assess performance and to allocate resources. These segments were established based on the nature of investment activities in each underlying fund, including the specific type of investment made and the level of control over the investment.
The performance is measured by the Company’s chief operating decision maker on an unconsolidated basis because management makes operating decisions and assesses the performance of each of Apollo’s business segments based on financial and operating metrics and data that exclude the effects of consolidation of any of the affiliated funds.

APOLLO GLOBAL MANAGEMENT, INC.
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
Segment DE is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. Segment DE represents the amount of Apollo’s net realized earnings, excluding the effects of the consolidation of any of the related funds, taxes and related payables, transaction-related charges and any acquisitions. Transaction-related charges includes equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. In addition, Segment DE excludes non-cash revenue and expense related to equity awards granted by unconsolidated related parties to employees of the Company, compensation and administrative related expense reimbursements, as well as the assets, liabilities and operating results of the funds and variable interest entities that are included in the consolidated financial statements. We believe the exclusion of the non-cash charges related to the 2007 Reorganization for equity-based compensation provides investors with a meaningful indication of our performance because these charges relate to the equity portion of our capital structure and not our core operating performance. Segment DE also excludes

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

impacts of the remeasurement of the tax receivable agreement liability recorded in other income, which arises from changes in the associated deferred tax balance.
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
Fee Related Earnings
Fee Related Earnings (“FRE”) is derived from our segment reported results and refers to a component of Segment DE that is used as a supplemental performance measure to assess whether revenues that we believe are generally more stable and predictable in nature, primarily consisting of management fees, are sufficient to cover associated operating expenses and generate profits. FRE is the sum across all segments of (i) management fees, (ii) advisory and transaction fees, (iii) performance fees earned from business development companies and Redding Ridge Holdings LP (“Redding Ridge Holdings”), an affiliate of Redding Ridge and (iv) other income, net, less (x) salary, bonus and benefits, excluding equity-based compensation, (y) other associated operating expenses and (z) non-controlling interests in the management companies of certain funds the Company manages.
The following tables present financial data for Apollo’s reportable segments.

	As of and for the Year Ended December 31, 2019
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$779,266	$523,194	$188,610	$1,491,070
Advisory and transaction fees, net	44,116	71,324	7,450	122,890
Performance fees(1)	21,110	—	—	21,110
Fee Related Revenues	844,492	594,518	196,060	1,635,070
Salary, bonus and benefits	(196,143)	(184,403)	(82,770)	(463,316)
General, administrative and other	(131,664)	(99,098)	(42,242)	(273,004)
Placement fees	(272)	(812)	(1)	(1,085)
Fee Related Expenses	(328,079)	(284,313)	(125,013)	(737,405)
Other income, net of Non-Controlling Interest	54	4,306	177	4,537
Fee Related Earnings	516,467	314,511	71,224	902,202
Realized performance fees	169,611	429,152	3,343	602,106
Realized profit sharing expense	(93,675)	(195,140)	(1,437)	(290,252)
Net Realized Performance Fees	75,936	234,012	1,906	311,854
Realized principal investment income, net(2)	8,764	53,782	3,151	65,697
Net interest loss and other	(21,997)	(31,804)	(11,525)	(65,326)
Segment Distributable Earnings(3)	$579,170	$570,501	$64,756	$1,214,427
Total Assets(3)	$3,133,685	$3,296,742	$907,090	$7,337,517

(1)	Represents certain performance fees from business development companies and Redding Ridge Holdings.

(2)	Realized principal investment income, net includes dividends from our permanent capital vehicles, net of such amounts used to compensate employees.

(3)
Refer below for a reconciliation of total revenues, total expenses, other loss and total assets for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses, total consolidated other income (loss) and total assets.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of and for the Year Ended December 31, 2018
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$642,331	$477,185	$163,172	$1,282,688
Advisory and transaction fees, net	8,872	89,602	13,093	111,567
Performance fees(1)	28,390	—	—	28,390
Fee Related Revenues	679,593	566,787	176,265	1,422,645
Salary, bonus and benefits	(180,448)	(160,512)	(74,002)	(414,962)
General, administrative and other	(119,450)	(79,450)	(40,391)	(239,291)
Placement fees	(1,130)	(585)	(407)	(2,122)
Fee Related Expenses	(301,028)	(240,547)	(114,800)	(656,375)
Other income, net of Non-Controlling Interest	1,104	1,923	1,942	4,969
Fee Related Earnings	379,669	328,163	63,407	771,239
Realized performance fees(2)	45,139	279,078	55,971	380,188
Realized profit sharing expense(2)	(36,079)	(156,179)	(33,371)	(225,629)
Net Realized Performance Fees	9,060	122,899	22,600	154,559
Realized principal investment income	19,199	43,150	7,362	69,711
Net interest loss and other	(13,619)	(20,081)	(8,330)	(42,030)
Segment Distributable Earnings(3)	$394,309	$474,131	$85,039	$953,479
Total Assets(2)	$2,160,190	$2,107,376	$524,080	$4,791,646

(1)	Represents certain performance fees from business development companies and Redding Ridge Holdings.

(2)	Excludes realized performance fees and realized profit sharing expense settled in the form of shares of Athene Holding during the year ended December 31, 2018.

(3)
Refer below for a reconciliation of total revenues, total expenses, other income (loss) and total assets for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income (loss).

	For the Year Ended December 31, 2017
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	555,586	356,208	170,521	1,082,315
Advisory and transaction fees, net	30,325	84,216	3,083	117,624
Performance fees(1)	17,666	—	—	17,666
Fee Related Revenues	603,577	440,424	173,604	1,217,605
Salary, bonus and benefits	(172,152)	(144,391)	(77,612)	(394,155)
General, administrative and other	(107,617)	(81,058)	(39,904)	(228,579)
Placement fees	(1,073)	(4,238)	(8,602)	(13,913)
Fee Related Expenses	(280,842)	(229,687)	(126,118)	(636,647)
Other income, net of Non-Controlling Interest	11,285	27,843	4,327	43,455
Fee Related Earnings	334,020	238,580	51,813	624,413
Realized performance fees(2)	91,982	445,923	93,454	631,359
Realized profit sharing expense(2)	(34,409)	(193,489)	(50,940)	(278,838)
Net Realized Performance Fees	57,573	252,434	42,514	352,521
Realized principal investment income	19,249	44,087	4,906	68,242
Net interest loss and other	(16,638)	(23,131)	(8,584)	(48,353)
Segment Distributable Earnings(3)	394,204	511,970	90,649	996,823

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments:

	For the Years Ended December 31,
	2019	2018	2017
Total Consolidated Revenues	$2,931,849	$1,093,065	$2,771,803
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(102,672)	(81,892)	(75,940)
Adjustments related to consolidated funds and VIEs(1)	12,854	16,386	4,617
Performance fees(2)	(1,036,688)	402,700	(1,319,924)
Principal investment income	(170,273)	(7,614)	(162,951)
Total Fee Related Revenues	1,635,070	1,422,645	1,217,605
Realized performance fees(3)	602,106	380,188	631,359
Realized principal investment income, net and other	62,328	66,342	64,873
Total Segment Revenues	$2,299,504	$1,869,175	$1,913,837

(1)
Represents advisory fees, management fees and performance fees earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

(2)	Excludes certain performance fees from business development companies and Redding Ridge Holdings.

(3)	Excludes realized performance fees settled in the form of shares of Athene Holding during the year ended December 31, 2018.
The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments:

	For the Years Ended December 31,
	2019	2018	2017
Total Consolidated Expenses	$1,691,280	$902,939	$1,360,049
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(103,292)	(82,724)	(75,940)
Reclassification of interest expenses	(98,369)	(59,374)	(52,873)
Transaction-related charges, net(1)	(49,213)	5,631	(17,498)
Charges associated with corporate conversion(2)	(21,987)	—	—
Equity-based compensation	(70,962)	(68,229)	(64,954)
Total profit sharing expense(3)	(594,052)	(41,868)	(512,137)
Dividend-related compensation expense	(16,000)	—	—
Total Fee Related Expenses	737,405	656,375	636,647
Realized profit sharing expense(4)	290,252	225,629	278,838
Total Segment Expenses	$1,027,657	$882,004	$915,485

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles total consolidated other income (loss) to total other loss for Apollo’s reportable segments:

	For the Years Ended December 31,
	2019	2018	2017
Total Consolidated Other Income (Loss)	$167,280	$(84,854)	$357,830
Adjustments related to consolidated funds and VIEs(1)	(38,607)	(43,858)	(9,131)
Loss from change in tax receivable agreement liability	50,307	(35,405)	(200,240)
Net (gains) losses from investment activities	(138,117)	186,426	(94,774)
Interest income and other, net of Non-Controlling Interest	(36,326)	(17,340)	(10,230)
Other Income, net of Non-Controlling Interest	4,537	4,969	43,455
Net interest loss and other	(61,957)	(38,661)	(44,984)
Total Segment Other Loss	$(57,420)	$(33,692)	$(1,529)

(1)	Represents the addition of other income of consolidated funds and VIEs.
The following table presents the reconciliation of income before income tax provision reported in the consolidated statements of operations to Segment Distributable Earnings:

	For the Years Ended December 31,
	2019	2018	2017
Income before income tax provision	$1,407,849	$105,272	$1,769,584
Transaction-related charges(1)	49,213	(5,631)	17,496
Charges associated with corporate conversion(2)	21,987	—	—
(Loss) gain from change in tax receivable agreement liability	50,307	(35,405)	(200,240)
Net income attributable to Non-Controlling Interests in consolidated entities	(30,504)	(31,648)	(8,891)
Unrealized performance fees(3)	(434,582)	782,888	(688,565)
Unrealized profit sharing expense(3)	207,592	(274,812)	226,319
Equity-based profit sharing expense and other(4)	96,208	91,051	6,980
Equity-based compensation	70,962	68,229	64,954
Unrealized principal investment (income) loss	(88,576)	62,097	(94,709)
Unrealized net (gains) losses from investment activities and other	(136,029)	191,438	(96,105)
Segment Distributable Earnings	$1,214,427	$953,479	$996,823

(1)	Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions.

(2)	Represents expenses incurred in relation to the Conversion, as described in note 1.

(3)	Includes realized performance fees and realized profit sharing expense settled in the form of shares of Athene Holding during the year ended December 31, 2018.

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

The following table presents the reconciliation of Apollo’s total reportable segment assets to total assets:

	As of December 31, 2019	As of December 31, 2018
Total reportable segment assets	$7,337,517	$4,791,646
Adjustments(1)	1,204,600	1,200,008
Total assets	$8,542,117	$5,991,654

(1)	Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

18. SUBSEQUENT EVENTS
On January 30, 2020, the Company declared a cash dividend of $0.89 per share of Class A Common Stock, which will be paid on February 28, 2020 to holders of record at the close of business on February 11, 2020.
On January 30, 2020, the Company declared a cash dividend of $0.398438 per share of Series A Preferred Stock and Series B Preferred Stock, which will be paid on March 16, 2020 to holders of record at the close of business on February 28, 2020.
19. QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$677,777	$636,579	$702,721	$914,772
Expenses	378,017	342,525	371,372	599,366
Other Income (Loss)	35,461	65,004	(42,151)	108,966
Income Before Provision for Taxes	$335,221	$359,058	$289,198	$424,372
Net Income	$315,567	$342,161	$521,094	$358,021
Net Income Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$139,893	$155,659	$354,106	$156,879
Net Income per Class A Common Stock – Basic	$0.67	$0.75	$1.64	$0.68
Net Income per Class A Common Stock – Diluted	$0.67	$0.75	$1.63	$0.68

	For the Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$166,903	$523,316	$517,731	$(114,885)
Expenses	214,875	301,394	312,727	73,943
Other Income (Loss)	(52,796)	(59,188)	176,780	(149,650)
Income (Loss) Before Provision for Taxes	$(100,768)	$162,734	$381,784	$(338,478)
Net Income (Loss)	$(109,348)	$143,810	$362,692	$(377,903)
Net Income (Loss) Attributable to Apollo Global Management, LLC Class A Shareholders	$(62,645)	$54,658	$162,357	$(196,408)
Net Income (Loss) per Class A Share - Basic	$(0.34)	$0.25	$0.77	$(1.00)
Net Income (Loss) per Class A Share - Diluted	$(0.34)	$0.25	$0.77	$(1.00)

ITEM 8A.     UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS
OF FINANCIAL CONDITION
APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of December 31, 2019
	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$1,556,202	$—	$—	$1,556,202
Restricted cash	19,779	—	—	19,779
U.S. Treasury securities, at fair value	554,387	—	—	554,387
Investments	3,704,332	595	(95,068)	3,609,859
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	45,329	—	45,329
Investments, at fair value	—	1,213,169	—	1,213,169
Other assets	—	41,688	—	41,688
Incentive fees receivable	2,414	—	—	2,414
Due from related parties	415,622	—	(553)	415,069
Deferred tax assets, net	473,165	—	—	473,165
Other assets	327,009	—	(560)	326,449
Lease assets	190,696	—	—	190,696
Goodwill	93,911	—	—	93,911
Total Assets	$7,337,517	$1,300,781	$(96,181)	$8,542,117
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$94,364	$—	$—	$94,364
Accrued compensation and benefits	64,393	—	—	64,393
Deferred revenue	84,639	—	—	84,639
Due to related parties	501,387	—	—	501,387
Profit sharing payable	758,669	—	—	758,669
Debt	2,650,600	—	—	2,650,600
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	893,711	(43,564)	850,147
Other liabilities	—	79,762	(190)	79,572
Due to related parties	—	923	(923)	—
Other liabilities	210,740	—	—	210,740
Lease liabilities	209,479	—	—	209,479
Total Liabilities	4,574,271	974,396	(44,677)	5,503,990

Stockholders’ Equity:
Apollo Global Management, Inc. stockholders’ equity:
Series A Preferred Stock	264,398	—	—	264,398
Series B Preferred Stock	289,815	—	—	289,815
Additional paid in capital	1,302,587	—	—	1,302,587
Retained earnings (accumulated deficit)	—	26,744	(26,744)	—
Accumulated other comprehensive loss	(4,331)	(3,379)	3,132	(4,578)
Total Apollo Global Management, Inc. stockholders’ equity	1,852,469	23,365	(23,612)	1,852,222
Non-Controlling Interests in consolidated entities	6,776	303,020	(27,892)	281,904
Non-Controlling Interests in Apollo Operating Group	904,001	—	—	904,001
Total Stockholders’ Equity	2,763,246	326,385	(51,504)	3,038,127
Total Liabilities and Stockholders’ Equity	$7,337,517	$1,300,781	$(96,181)	$8,542,117

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
Management conducted an assessment of the effectiveness of Apollo’s internal control over financial reporting as of December 31, 2019 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Apollo’s internal control over financial reporting as of December 31, 2019 was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited Apollo’s financial statements included in this annual report on Form 10-K and issued its report on the effectiveness of Apollo’s internal control over financial reporting as of December 31, 2019, which is included herein.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following table presents certain information concerning our board of directors and executive officers:

Name	Age	Position(s)
Leon Black	68	Chairman, Chief Executive Officer and Director
Joshua Harris	55	Senior Managing Director and Director
Marc Rowan	57	Senior Managing Director and Director
Anthony Civale	45	Co-Chief Operating Officer
Martin Kelly	52	Chief Financial Officer and Co-Chief Operating Officer
Scott Kleinman	47	Co-President
John Suydam	60	Chief Legal Officer
James Zelter	57	Co-President
Michael Ducey	71	Director
Robert Kraft	78	Director
A.B. Krongard	83	Director
Pauline Richards	71	Director
Leon Black. Mr. Black is the Chairman of the board of directors and Chief Executive Officer of Apollo and a Managing Partner of Apollo Management, L.P. In 1990, Mr. Black founded Apollo Management, L.P. and Lion Advisors, L.P. to manage investment capital on behalf of a group of institutional investors, focusing on corporate restructuring, leveraged buyouts and taking minority positions in growth-oriented companies. From 1977 to 1990, Mr. Black worked at Drexel Burnham Lambert Incorporated, where he served as a Managing Director, head of the Mergers & Acquisitions Group, and co-head of the Corporate Finance Department. Mr. Black previously served on the boards of directors of the general partner of AAA and of Sirius XM Radio Inc. Mr. Black is a Co-Chairman of The Museum of Modern Art and a trustee of The Mount Sinai Medical Center and The Asia Society. He is also a member of The Council on Foreign Relations and The Partnership for New York City. He is also a member of the board of directors of FasterCures. Mr. Black graduated summa cum laude from Dartmouth College in 1973 with a major in Philosophy and History and received an MBA from Harvard Business School in 1975. Mr. Black has significant experience making and managing private equity investments on behalf of Apollo and has over 40 years’ experience financing, analyzing and investing in public and private companies. In his prior positions with Drexel and in his positions at Apollo, Mr. Black is responsible for leading and overseeing teams of professionals. His extensive experience allows Mr. Black to provide insight into various aspects of Apollo’s business and is of significant value to the board of directors.
Joshua Harris. Mr. Harris is a Senior Managing Director and a member of the board of directors of Apollo and a Managing Partner of Apollo Management, L.P., which he co-founded in 1990. Prior to 1990, Mr. Harris was a member of the Mergers and Acquisitions group of Drexel Burnham Lambert Incorporated. Mr. Harris is a member of the Federal Reserve Bank of New York’s Investor Advisory Committee on Financial Markets and the Council of Foreign Relations. He is a Managing Partner of the Philadelphia 76ers, Managing Member of the New Jersey Devils, a General Partner of the Crystal Palace Football Club and a member of the Board of Governors of the National Basketball Association and National Hockey League. He is also the Founder and Co-Chairman of Harris Blitzer Sports & Entertainment (HBSE), a company created to accelerate growth and explore related strategic investment opportunities in sports, entertainment and media. Mr. Harris serves on the Board of Trustees of Mount Sinai Medical Center, Harvard Business School and the Wharton School at the University of Pennsylvania. Mr. Harris has previously served on the board of directors of Berry Plastics Group Inc., EP Energy Corporation, EPE Acquisition, LLC, CEVA Logistics, Constellium N.V., and LyondellBasell Industries B.V. Mr. Harris graduated summa cum laude and Beta Gamma Sigma from the University of Pennsylvania’s Wharton School of Business with a B.S. in Economics and received his M.B.A. from the Harvard Business School, where he graduated as a Baker and Loeb Scholar. Mr. Harris has significant experience in making and managing private equity investments on behalf of Apollo and has over 30 years’ experience in financing, analyzing and investing in public and private companies. Mr. Harris’s extensive knowledge of Apollo’s business and experience in a variety of senior leadership roles enhance the breadth of experience of the board of directors.
Marc Rowan. Mr. Rowan is a Senior Managing Director and member of the board of directors of Apollo and a Managing Partner of Apollo Management, L.P., which he co-founded in 1990. Prior to 1990, Mr. Rowan was a member of the Mergers & Acquisitions Group of Drexel Burnham Lambert Incorporated, with responsibilities in high yield financing, transaction idea generation and merger structure negotiation. Mr. Rowan currently serves on the boards of directors of, inter alia, Athene Holding and Athora Holding. He has previously served on the boards of directors of, inter alia, the general partner of AAA, AMC Entertainment, Inc., Cablecom GmbH, Caesars Acquisition Co., Caesars Entertainment Corporation, Caesars Entertainment Operating Co., Culligan Water Technologies, Inc., Countrywide Holdings Limited, Furniture Brands International Inc., Mobile Satellite Ventures, LLC, National Cinemedia, Inc., National Financial Partners, Inc., New World Communications, Inc., the New York City Police Foundation, Norwegian Cruise Lines, Quality Distribution, Inc., Samsonite Corporation, SkyTerra Communications Inc., Unity Media SCA, VA Capital Company LLC, Vail Resorts, Inc. and Wyndham International, Inc. Mr. Rowan is also active in charitable activities. He is a founding member and Chairman of the Youth Renewal Fund, is Chair of the Board of Overseers of The Wharton School of Business and is a member of the Board of Trustees of the University of Pennsylvania. Mr. Rowan also serves on the boards of directors of Jerusalem U, Tapd, Inc. and Penthera Partners, Inc. Mr. Rowan graduated summa cum laude from the University of Pennsylvania’s Wharton School of Business with a B.S. and an M.B.A. in Finance. Mr. Rowan has significant experience making and managing private equity investments on behalf of Apollo and has over 31 years’ experience financing, analyzing and investing in public and private companies. Mr. Rowan’s extensive financial background and expertise in private equity investments enhance the breadth of experience of the board of directors.
Anthony Civale. Mr. Civale joined Apollo in 1999 and serves as Co-Chief Operating Officer of Apollo, a position he has held since January 2019. Prior to his current role, Mr. Civale served as Lead Partner and Chief Operating Officer of Apollo’s credit business since 2011. Prior to 2011, Mr. Civale was a Senior Partner in Apollo's private equity business and served on the Board of Directors of Berry Plastics Group, Goodman Global, Harrah's Entertainment, HFA Holdings Limited, and Prestige Cruises. Mr. Civale has also been involved in charitable endeavors including his service on the Board of Trustees of Middlebury College and the Board of Directors of both Youth, I.N.C. and Focus For a Future. Before joining Apollo, Mr. Civale was employed by Deutsche Bank Securities, Inc. and Bankers Trust Company within the Corporate Finance division responsible for sourcing, structuring and executing financing and merger and acquisition advice for the firm's private equity clients. Mr. Civale graduated from Middlebury College with a B.A. in Political Science.
Martin Kelly. Mr. Kelly joined Apollo in 2012 as Chief Financial Officer and now also serves as Co-Chief Operating Officer of Apollo, a position he has held since January 2019.  From 2008 to 2012, Mr. Kelly was with Barclays Capital and, from 2000 to 2008, Mr. Kelly was with Lehman Brothers Holdings Inc. Prior to departing Barclays Capital, Mr. Kelly served as Managing Director, CFO of the Americas, and Global Head of Financial Control for their Corporate and Investment Bank. Prior to joining Lehman Brothers in 2000, Mr. Kelly spent 13 years with PricewaterhouseCoopers LLP, including serving in the Financial Services Group in New York from 1994 to 2000. Mr. Kelly was appointed a Partner of the firm in 1999. Mr. Kelly received a degree in Commerce, majoring in Finance and Accounting, from the University of New South Wales in 1989.
Scott Kleinman. Mr. Kleinman is Co-President of Apollo Global Management, Inc. since January 2018, with responsibility for all of Apollo’s revenue-generating and investing business across its integrated alternative investment platform. Mr. Kleinman, who focuses on Apollo’s equity and opportunistic businesses, joined Apollo in 1996, and in 2009 he was named Lead Partner for Private Equity, a position he held until October 2019. Prior to joining Apollo, Mr. Kleinman was a member of the Investment Banking division at Smith Barney Inc. Mr. Kleinman serves on the board of directors of Athene Holding Ltd. In 2014, Mr. Kleinman founded the Kleinman Center for Energy Policy at the University of Pennsylvania. He is a member of the Board of Overseers at the University of Pennsylvania Stuart Weitzman School of Design. Mr. Kleinman received a BA and BS from the University of Pennsylvania and the Wharton School of Business, respectively, graduating magna cum laude, Phi Beta Kappa.
John Suydam. Mr. Suydam joined Apollo in 2006 and serves as Apollo’s Chief Legal Officer. From 2002 to 2006, Mr. Suydam was a partner at O’Melveny & Myers LLP where he served as head of Mergers and Acquisitions and co-head of the Corporate Department. Prior to that time, Mr. Suydam served as Chairman of the law firm O’Sullivan, LLP which specialized in representing private equity investors. Mr. Suydam serves on the boards of The Legal Action Center, Environmental Solutions Worldwide, Inc. and New York University School of Law. Mr. Suydam received his J.D. from New York University and graduated magna cum laude with a B.A. in History from the State University of New York at Albany.
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
Michael Ducey. Mr. Ducey has served as an independent director of Apollo and a member of the audit committee and as Chairman of the conflicts committee of our board of directors since 2011. Mr. Ducey was with Compass Minerals International, Inc., from March 2002 to May 2006, where he served in a variety of roles, including as President, Chief Executive Officer and Director prior to his retirement in May 2006. Prior to joining Compass Minerals International, Inc., Mr. Ducey worked for nearly 30 years at Borden Chemical, Inc., in various management, sales, marketing, planning and commercial development positions, and ultimately as President, Chief Executive Officer and Director. Mr. Ducey joined Ciner Resources Corporation (formerly OCI Resources LP) as an independent member of the board of directors in September 2014, where he serves on the audit committee and the conflicts committee. From May 2006 to July 2016, Mr. Ducey was a member of the board of directors of Verso Paper Holdings, Inc. and served as Chairman of the audit committee. From September 2009 to December 2012, Mr. Ducey was the non-executive Chairman of TPC Group, Inc. and served on the audit committee and the environmental health and safety committee. From June 2006 to May 2008, Mr. Ducey served on the board of directors of and as a member of the governance and compensation committee of the board of directors of UAP Holdings Corporation. From July 2010 to May 2011, Mr. Ducey was a member of the board of directors and served on the audit committee of Smurfit-Stone Container Corporation. From October 2010 to April 2017, Mr. Ducey served as the Chairman of the compliance and governance committee and the nominations committee of the board of directors of HaloSource, Inc. He served on the board of Fenner, PLC from January 2017 to June 2018 and served on the Audit, Governance and Remunerations Committees. Mr. Ducey graduated from Otterbein University with a degree in Economics and an M.B.A. in finance from the University of Dayton. Mr. Ducey’s comprehensive corporate background and his experience serving on various boards and committees add significant value to the board of directors.
Robert Kraft. Mr. Kraft has served as an independent director of Apollo since 2014.  Robert Kraft is the founder, chairman and CEO of the Kraft Group, which includes the six-time Super Bowl Champion New England Patriots, New England Revolution, Boston Uprising, Gillette Stadium, Patriot Place, International Forest Products, Rand-Whitney Group, Rand-Whitney Containerboard and a portfolio of more than 100 private equity investments. Kraft is a distinguished trustee of the Dana-Farber Cancer Institute and a trustee emeritus at Columbia University. He is on the board of directors for the Massachusetts Competitive Partnership, the Apollo Theatre and The Engine, which supports startup companies working on scientific and technological innovation. He also serves as Chairman for both the New England Patriots Charitable Foundation and the Kraft Family Foundation. In 2019, he became a founding partner of the REFORM Alliance, a foundation whose mission is to reform the American criminal justice system by using their resources to change laws and policies to dramatically reduce the volume of long-term incarcerations due to minor probation and parole violations. He also recently committed $20 million to launch the Foundation to Combat Antisemitism with a long-term goal of combatting all forms of prejudice, racism and hate.  Mr. Kraft’s corporate strategic and operational experience combined with his strong relationships in the business community make him a valuable board member of the board of directors.
A.B. Krongard. Mr. Krongard has served as an independent director of Apollo and as a member of the audit committee of our board of directors since 2011. Mr. Krongard also became a member of the conflicts committee of our board of directors in January 2019. From 2001 to 2004, Mr. Krongard served as Executive Director of the Central Intelligence Agency. From 1998 to 2001, Mr. Krongard served as Counselor to the Director of Central Intelligence. Prior to 1998, Mr. Krongard served in various capacities at Alex Brown, Incorporated, including serving as Chief Executive Officer beginning in 1991 and assuming additional duties as Chairman of the board of directors in 1994. Upon the merger of Alex Brown, Incorporated with Bankers Trust Corporation in 1997, Mr. Krongard served as Vice-Chairman of the Board of Bankers Trust Corporation and served in such capacity until assuming his position at the Central Intelligence Agency. Mr. Krongard serves as the Lead Director and chairman of the audit committee of Under Armour, Inc., as chairman of the nominating and corporate governance committee and a member of the compensation committee of Iridium Communications Inc. and as a member of the audit committee of Icahn Enterprises L.P. Mr. Krongard also serves on the board of trustees of In-Q-Tel, Inc. Mr. Krongard graduated with honors from Princeton University and received a J.D. from the University of Maryland School of Law, where he also graduated with honors. Mr. Krongard’s comprehensive corporate background contributes to the range of experience of the board of directors.
Pauline Richards. Ms. Richards has served as an independent director of Apollo and as Chairman of the audit committee of our board of directors since 2011. Ms. Richards currently serves as Chief Operating Officer of Armour Group Holdings Limited, a position she has held since 2008. Ms. Richards also serves as a member of the Audit and Governance Committees of the board of directors of Wyndham Hotels and Resorts. Prior to mid-2018, Ms. Richards served on the board of Wyndham Worldwide, a position she held since 2006; is a director of Hamilton Insurance Group, serving on the audit and investment committees, a position she has held since 2013. Prior to 2008, Ms. Richards served as Director of Development of Saltus Grammar School from 2003 to 2008, as Chief Financial Officer of Lombard Odier Darier Hentsch (Bermuda) Limited from 2001 to 2003, and as Treasurer of Gulf Stream Financial Limited from 1999 to 2000. Ms. Richards also served as a member of the Audit Committee and chair of the Corporate Governance Committee of the board of directors of Butterfield Bank from 2006 to 2013. Ms. Richards graduated from Queen’s University, Ontario, Canada, with a BA in psychology and has obtained certification as a CPA, CMA. Ms. Richards’ extensive finance experience and her service on the boards of other public companies add significant value to the board of directors.
Management of the Company
As of February 18, 2020, AGM Inc. had 231,012,948 Class A shares, one Class B share and one Class C share outstanding. The outstanding Class A shares are publicly held and traded on the NYSE, the outstanding Class B share is held by BRH Holdings GP, Ltd., which is wholly-owned and controlled by our Managing Partners, and the outstanding Class C share is held by AGM Management, LLC, which is indirectly wholly-owned and controlled by our Managing Partners. The Class A shares and the Class B share represented 56.9% and 43.1%, respectively, of the total voting power of the Class A shares and Class B share with respect to the matters upon which they are entitled to vote pursuant to AGM’s Inc.’s governing documents as of February 18, 2020.
Our Certificate of Incorporation provides that, for so long as there is a Class C Stockholder and the Apollo Group beneficially owns, in the aggregate, 10% or more of the voting power of AGM Inc., holders of the Class A shares (voting together with the holders of the Class B shares as a single class) have the right to vote only with respect to (i) a sale, exchange or disposition of all or substantially all of AGM Inc.’s and its subsidiaries’ assets, taken as a whole, in a single transaction or series of related transactions (provided, however, that this does not preclude or limit our ability to mortgage, pledge, hypothecate or grant a security interest in all or substantially all of the assets of our assets and those of our subsidiaries (including for the benefit of persons other than us or our subsidiaries, including affiliates of the Class C Stockholder) and does not apply to any forced sale of any or all of our assets pursuant to the foreclosure of, or other realization upon, any such encumbrance), (ii) a merger, consolidation or other business combination, (iii) certain amendments to our Certificate of Incorporation and Bylaws including amendments that would enlarge the obligations of the Class A stockholders and amendments that would have a material adverse effect on the rights or preferences of Class A stockholders, (iv) as otherwise required by the DGCL or the rules of any national securities exchange, and (v) as required by the NYSE, including with respect to equity compensation plans, the issuance of common stock to a related person in excess of 1% of the outstanding shares of common stock or 1% of the voting power of AGM Inc., and the issuance of common stock in excess of 20% of the outstanding shares of common stock or 20% of the voting power of AGM Inc. Our Certificate of Incorporation provides that for so long as the Class C share is outstanding and the Apollo Group beneficially owns, in the aggregate, 10% or more of the voting power of AGM Inc., the exclusive voting power for all purposes relating to holders of capital stock shall be vested in the holder of the Class C share, except as expressly provided in the Certificate of Incorporation or as required under the DGCL and the rules of the NYSE, as described further above. As a result, AGM Inc. is a “controlled company” within the meaning of the corporate governance standards of the NYSE and qualifies for exceptions from certain corporate governance rules of the NYSE. For purposes of our Certificate of Incorporation, the “Apollo Group” means (i) the Class C Stockholder and its affiliates, including their respective general partners, members and limited partners, (ii) Holdings and its affiliates, including their respective general partners, members and limited partners, (iii) with respect to each Managing Partner, such Managing Partner and such Managing Partner’s “group” (as defined in Section 13(d) of the Exchange Act), (iv) any former or current investment professional of or other employee of an “Apollo employer” (as defined below) or the Apollo Operating Group (or such other entity controlled by a member of the Apollo Operating Group) and any member of such person’s group, (v) any former or current executive officer of an Apollo employer or the Apollo Operating Group (or such other entity controlled by a member of the Apollo Operating Group) and any member of such person’s group; and (vi) any former or current director of an Apollo employer or the Apollo Operating Group (or such other entity controlled by a member of the Apollo Operating Group) and any member of such person’s group. With respect to any person, “Apollo employer” means AGM Inc. or such successor thereto or such other entity controlled by AGM Inc. or its successor as may be such person’s employer at such time, but does not include any portfolio companies.
Independence and Composition of Our Board of Directors
Our board of directors consists of seven directors, four of whom, Messrs. Ducey, Kraft and Krongard and Ms. Richards are independent under the NYSE rules relating to corporate governance matters and the independence standards described in our corporate governance guidelines. Under our corporate governance guidelines, directors are expected to satisfy the following criteria: (i) maintaining the highest level of personal and professional ethics, integrity, and values; (ii) possessing the expertise that is useful to the Company and complementary to the background and expertise of the other members of the board of directors; (iii) possessing a willingness and ability to devote the time necessary to carry out the duties and responsibilities of board of directors membership; (iv) possessing a desire to ensure that the Company’s operations and financial reporting are effected in a transparent manner and in compliance with applicable laws, rules, and regulations; and (v) possessing a dedication to the representation of the best interests of the Company and all of its stockholders.
Our Certificate of Incorporation provides that, for so long as there is a Class C Stockholder and the Apollo Group beneficially owns, in the aggregate, 10% or more of the voting power of AGM Inc., the Class C Stockholder shall (i) nominate and elect all directors to our board of directors, (ii) set the number of directors of our board of directors and (iii) fill any vacancies or newly created directorships on our board of directors. In the event there is no longer a Class C Stockholder or the Apollo Group beneficially owns in the aggregate, less than 10% of the voting power of AGM Inc., (i) directors will be elected at an annual meeting of stockholders in a manner described in our Certificate of Incorporation and each director elected will hold office until the succeeding meeting after such director’s election and until such director’s successor is duly elected and qualified, or, if earlier, until such director’s death or until such director resigns or is removed and (ii) directors will be elected by a plurality of the votes cast by the holders of outstanding stock entitled to vote present in person or represented by proxy and entitled to vote on the election of directors at any annual meeting of stockholders or special meeting of stockholders called for that purpose.
Except as otherwise provided in our Certificate of Incorporation and to the fullest extent permitted by the DGCL, our board of directors has delegated to a standing executive committee thereof all the powers and authority of the board in the management of the business and affairs of the Company. The executive committee shall from time to time consist of “BRH Directors” then serving on the board of directors, and no Non-BRH Directors shall be qualified to serve as a member of the executive committee. Each of our Managing Partners shall be “BRH Directors” for so long as he is a director of AGM Inc. and employed by an Apollo employer; provided, however, that Leon Black may, at his option, remain as a BRH Director following the cessation of his employment by Apollo until the earlier of his death or disability or commission of an act or omission that would constitute Cause (as defined below). Other than those actions that require unanimous consent, actions by the executive committee are determined by majority vote of its voting members, except as to the following matter, as to which Mr. Black will have the right of veto (such matter, an “LB Approval Event”): a sale or other disposition of the Apollo Operating Group and/or its subsidiaries or any portion thereof, through a merger, recapitalization, stock sale, asset sale or otherwise, to an unaffiliated third party (other than through an exchange of Apollo Operating Group units, transfers by a Managing Partner or a permitted transferee to another permitted transferee, or the issuance of bona fide equity incentives to any of our non-Managing Partner employees) that constitutes (x) a direct or indirect sale of a ratable interest (or substantially ratable interest) in each entity that constitutes the Apollo Operating Group or (y) a sale of all or substantially all of the assets of Apollo. Exchanges of Apollo Operating Group units for Class A shares that are not pro rata among our Managing Partners or in which each Managing Partner has the option not to participate are not subject to Mr. Black’s right of veto.
So long as there are BRH Directors, on any matter to be voted on or consented to by our board of directors (i) each director other than the BRH Directors (the “Non-BRH Directors”) shall be entitled to cast one vote, (ii) the BRH Directors shall collectively be entitled to cast an aggregate number of votes equal to (x) the total number of directors constituting the entire board of directors, minus (y) the total number of BRH Directors then in office, plus (z) one (such aggregate number of votes, the “Aggregate BRH Director Voting Power”), such that, at any time, the BRH Directors in office at such time shall collectively be entitled to cast a majority of the votes that may be cast by the directors of the board of directors, and (iii) each BRH Director present at such meeting or participating in such consent shall be entitled to cast a number of votes (including any fractions thereof) equal to the quotient of (A) the Aggregate BRH Director Voting Power, divided by (B) the number of BRH Directors present at such meeting or participating in such consent. “Cause” means (i) a final, non-appealable conviction of or plea of nolo contendere to a felony prohibiting such principal from continuing to provide services as an investment professional to the Company due to legal restriction or physical confinement, or (ii) ceasing to be eligible to continue performing services as an investment professional on behalf of the Company or any of its material Subsidiaries (as defined in the Certificate of Incorporation), in each case, pursuant to a final, non-appealable legal restriction (such as a final, non-appealable injunction, but expressly excluding a preliminary injunction or other provisional restriction).
At any time there is no longer a Class C Stockholder or the Apollo Group beneficially owns, in the aggregate, less than 10% or more of the voting power of AGM Inc., the executive committee shall from time to time consist of directors who are then qualified to serve as members of the executive committee (each, an “Executive Committee Qualified Director”). Upon the qualification of any director as an Executive Committee Qualified Director, such person shall automatically become a member of the executive committee. The following persons may be deemed an “Executive Committee Qualified Director”: a director who (i) is a BRH Director, (ii) is designated as an Executive Committee Qualified Director by a majority of the remaining members of the executive committee, although less than a quorum, or by a sole remaining member of the executive committee, or (iii) if there are no remaining members of the executive committee, is designated as an Executive Committee Qualified Director by the board of directors.
Pursuant to our Certificate of Incorporation, the executive committee, with the delegated power and authority of our board of directors has established and at all times will maintain audit and conflicts committees of the board of directors that have the responsibilities described below under “—Committees of the Board of Directors-Audit Committee” and “—Committees of the Board of Directors-Conflicts Committee.”
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
Under our Certificate of Incorporation, in the event that Mr. Black wishes to exercise his ability to cause an LB Approval Event, the affirmative vote of the majority of the members of our board of directors that are neither BRH Directors nor Executive Committee Qualified Directors shall be required to approve such a transaction.
Committees of the Board of Directors
Our Certificate of Incorporation established an executive committee of the board of directors, and the executive committee, with the delegated power and authority of our board of directors, established an audit committee as well as a conflicts committee. Our audit committee has adopted a charter that complies with current SEC and NYSE rules relating to corporate governance matters. Our board of directors may from time to time establish other committees of our board of directors.
Executive Committee
The primary purpose of the executive committee is to exercise, and the executive committee has been delegated with, all the powers and authority of the board of directors in the management of the business and affairs of the Company, in accordance with our Certificate of Incorporation.
The current members of the executive committee are Messrs. Black, Harris and Rowan. The current observers of the executive committee are Messrs. Gary Parr, Scott Kleinman and James Zelter.
Audit Committee
The primary purpose of our audit committee is to assist our board of directors and the executive committee of our board of directors in overseeing and monitoring (i) the quality and integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent registered public accounting firm’s qualifications and independence and (iv) the performance of our independent registered public accounting firm.
The current members of our audit committee are Ms. Richards and Messrs. Ducey and Krongard. Ms. Richards currently serves as Chairperson of the committee. Each of the members of our audit committee meets the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the Exchange Act and NYSE rules applicable to audit committees and corporate governance. Furthermore, the executive committee of our board of directors has determined that Ms. Richards is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Our audit committee has a charter which is available on our website at www.apollo.com under the “Stockholders/Corporate Governance” section.
Conflicts Committee
The current members of our conflicts committee are Messrs. Ducey and Krongard. Mr. Ducey currently serves as Chairman of the committee. The purpose of the conflicts committee is to review specific matters that our board of directors or the executive committee of our board of directors believes may involve a conflict of interest. The conflicts committee will determine whether the resolution of any conflict of interest submitted to it is fair and reasonable to us. In addition, the conflicts committee may review and approve any related person transactions, other than those that are approved pursuant to our related person policy, as described under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Statement of Policy Regarding Transactions with Related Persons,” and may establish guidelines or rules to cover specific categories of transactions.
Code of Business Conduct and Ethics
We have a Code of Business Conduct and Ethics, which applies to, among others, our principal executive officer, principal financial officer and principal accounting officer. A copy of our Code of Business Conduct and Ethics is available on our website at www.apollo.com under the “Stockholders/Corporate Governance” section. We intend to disclose any amendment to or waiver of the Code of Business Conduct and Ethics on behalf of an executive officer or director either on our website or in an 8-K filing.

Corporate Governance Guidelines
We have Corporate Governance Guidelines that address significant issues of corporate governance and set forth procedures by which our manager and board of directors carry out their respective responsibilities. The guidelines are available for viewing on our website at www.apollo.com under the “Stockholders/Corporate Governance” section. We will also provide the guidelines, free of charge, to stockholders who request them. Requests should be directed to our Secretary at Apollo Global Management, Inc., 9 West 57th Street, 43rd Floor, New York, New York 10019.
Communications with the Board of Directors
A stockholder or other interested party who wishes to communicate with our directors, a committee of our board of directors, our independent directors as a group or our board of directors generally may do so in writing. Any such communications may be sent to our board of directors by U.S. mail or overnight delivery and should be directed to our Secretary at Apollo Global Management, Inc., 9 West 57th Street, 43rd Floor, New York, New York 10019, who will forward them to the intended recipient(s). Any such communications may be made anonymously. Unsolicited advertisements, invitations to conferences or promotional materials, in the discretion of our Secretary, are not required, however, to be forwarded to the directors.
Executive Sessions of Independent Directors
The independent directors serving on our board of directors meet periodically in executive sessions during the year at regularly scheduled meetings of our board of directors. These executive sessions will be presided over by one of the independent directors serving on our board of directors selected on an ad-hoc basis.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview of Compensation Philosophy
Alignment of Interests with Investors and Stockholders. Our principal compensation philosophy is to align the long-term interests of our Managing Partners and other senior professionals with those of our Class A stockholders and fund investors. This alignment, which we believe is a key driver of our success, has been achieved principally by our Managing Partners’ and other investment professionals’ direct beneficial ownership of equity in our business in the form of AOG Units and Class A shares, their rights to receive a portion of the performance fees earned from our funds or to receive compensation based on the level of performance fees earned, the direct investment by our Managing Partners and other investment professionals in our funds, and our practice of paying annual compensation partly in the form of equity-based grants that are subject to vesting. As a result of this alignment, the compensation of our professionals is closely tied to the long-term performance of our businesses.
Significant Personal Investment. Our investment professionals generally make significant personal investments in our funds (as more fully described under “Item 13. Certain Relationships and Related Transactions, and Director Independence”), directly or indirectly, and our professionals who receive rights to performance fees (excluding rights in respect of non-drawdown-style funds and certain pooled performance fee vehicles) from our funds are generally required to invest their own capital in the funds on which they work in amounts that are proportionate to the size of their participation in performance fees. We believe that these investments help to ensure that our professionals have capital at risk and reinforce the linkage between the success of the funds we manage, the success of the Company and the compensation paid to our professionals. Our eligible professionals are generally permitted to invest in our funds free of management fees, and in certain instances, performance fees. These opportunities further align our employees with our fund investors and Class A stockholders, encourage our professionals to work across our integrated platform, and bolster links among our various businesses.
Long-Term Performance and Commitment. Most of our professionals have been issued RSUs, which provide rights to receive Class A shares and, in some instances, distribution equivalents on those shares. The vesting requirements and minimum retained ownership requirements for these awards contribute to our professionals’ focus on long-term performance while enhancing retention of these professionals. Certain of the RSUs granted to our investment professionals vest based on both continued service and the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. We believe that the addition of these performance measures helps to promote the interests of our Class A stockholders and fund investors by making RSU vesting contingent on the realization and distribution of profits on our funds. RSUs are not awarded to our Managing Partners, whose beneficial ownership of equity interests in the Company is generally in the form of AOG Units, as discussed below under “—Note on Distributions on Apollo Operating Group Units.” By requiring our named executive officers to be subject to non-competition, confidentiality and other limitations on behavior described below under “—Potential Payments upon Termination or Change in Control,” we further reinforce our culture of fiduciary protection of our fund investors and stockholders.
Discouragement of Excessive Risk-Taking. Although investments in alternative assets can pose risks, we believe that our compensation program includes significant elements that discourage excessive risk-taking while aligning the compensation of our professionals with our long-term performance. For example, notwithstanding that we accrue compensation for our performance fee programs (described below) as increases in the value of the portfolio investments are recorded in the related funds, we generally make payments in respect of performance fee allocations to our employees only after profitable investments have actually been realized. Similarly, for our funds that pay incentive fees, employees receive distributions of such fees only after the fund has appreciated in value (typically above a specified level) during the applicable period. This helps to ensure that our professionals take a long-term view that is consistent with the interests of the Company, our stockholders and the investors in our funds. Moreover, if a drawdown-style fund fails to achieve specified investment returns due to diminished performance of later investments, our performance fee program relating to that fund generally permits, for the benefit of the limited partner investors in that fund, the return of performance fee distributions (generally net of tax) previously made to us or our employees. These provisions discourage excessive risk-taking and promote a long-term view that is consistent with the interests of our fund investors and stockholders. Our general requirement that our professionals who hold direct performance fee rights in our drawdown-style funds, invest in those funds, further aligns the interests of our professionals, fund investors and Class A stockholders. Finally, the minimum retained ownership requirements of our RSUs, as well as a requirement that a portion of the performance fee rights of certain investment professionals be settled either in the form of RSUs or by using a portion of the amounts received to purchase Class A restricted shares, discourage excessive risk-taking because the value of these interests is tied directly to the long-term performance of our Class A shares.
Note on Distributions on Apollo Operating Group Units
We note that all of our Managing Partners, as well as Scott Kleinman, beneficially own AOG Units that they received in 2007 in anticipation of our 2011 initial public offering, in exchange for contributing certain partnership interests they then held in the Company. As of December 31, 2019, the Managing Partners and Contributing Partners, including Mr. Kleinman beneficially owned, through their interest in Holdings, approximately 44.7% of the total limited partner interests in the Apollo Operating Group. When made, distributions on these units are in the same amount per unit as distributions made to us in respect of the AOG Units we hold. Although distributions on AOG Units are distributions on equity rather than compensation, they play a central role in aligning their holders’ interests with those of our Class A stockholders, which is consistent with our compensation philosophy.
Compensation Elements for Named Executive Officers
Consistent with our emphasis on alignment of interests with our fund investors and Class A stockholders, compensation elements tied to the profitability of our different businesses and that of the funds that we manage are the primary means of compensating our five executive officers listed in the tables below, or the “named executive officers.” The key elements of the compensation of our named executive officers during fiscal year 2019 are described below. We distinguish among the compensation components applicable to our named executive officers as appropriate in the below summary. Messrs. Black, Harris and Rowan are the three members of the group referred to elsewhere in this report as the “Managing Partners.” On January 15, 2019, we promoted one of our investment professionals, Anthony Civale, to the position of Co-Chief Operating Officer, causing him to become an executive officer.
Annual Salary. Each of our named executive officers receives an annual salary. We believe that the compensation of our investment professionals, including Messrs. Kleinman and Civale, should primarily be tied to the profitability of our different businesses and managed funds, and accordingly annual salaries constitute a relatively small component of the overall compensation of our named executive officers who are investment professionals. The base salaries of our named executive officers are set forth in the Summary Compensation Table below, and those base salaries were set by our Managing Partners in their judgment after considering the historic compensation levels of the officer, competitive market dynamics, and each officer’s level of responsibility and anticipated contributions to our overall success.
RSUs. In January or February of each year, a portion of the annual compensation (which we refer to as Bonus Grants) of certain of our named executive officers is granted in the form of RSUs that generally are subject to three-year vesting and minimum retained ownership requirements. All named executive officers who receive RSUs are required to retain at least 25% of any Class A shares issued to them pursuant to all other RSU awards (including Bonus Grants), in each case net of the number of gross shares sold or netted to pay applicable income or employment taxes. Because the Summary Compensation Table and Grant of Plan-Based Awards Table below properly list only those stock awards that were granted in 2019, those tables do not include Bonus Grants for services provided in 2019. In 2019, certain RSU awards previously granted to Messrs. Civale, Kelly and Kleinman were modified (with no increase in associated accounting expense) to vest based on both continued service and the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense, rather than vesting solely based on continued service. Under a feature of those awards designed to ease the transition from solely time-based vesting, Messrs. Civale and Kelly received in 2019 additional RSUs that, based on the Company’s receipt of performance fees later that same year, have satisfied their performance fee vesting conditions.
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
We currently have two principal types of performance fee programs, which we refer to as dedicated and incentive pool. Messrs. Kelly, Kleinman, Suydam and Civale have been awarded rights to participate in a dedicated percentage of the performance fee income earned by the general partners of certain of our funds, Mr. Kleinman received additional performance fee rights in 2019 and Messrs. Kelly and Civale were notified in 2019 that they would receive additional performance fee rights in 2020. Dedicated performance fee rights in our private equity funds are typically subject to vesting, which rewards long-term commitment to the firm and thereby enhances the alignment of participants’ interests with the Company. As with amounts distributed in respect of other performance fees, our financial statements characterize performance fee income allocated to participating professionals in respect of their dedicated performance fee rights as compensation. Amounts paid in respect of dedicated performance fees are included in the “All Other Compensation” column of the summary compensation table.
Our performance-based incentive arrangement referred to as the incentive pool further aligns the overall compensation of certain of our professionals to the realized performance of our business. The incentive pool provides for compensation based on realized performance fees and enhances our capacity to offer competitive compensation opportunities to our professionals. “Realized performance fees” means performance fees earned by the general partners of our funds under the applicable fund limited partnership agreements based upon transactions that have closed or other rights to cash that have become fixed in the applicable calendar year period. Under this arrangement, Messrs. Kelly, Kleinman, Suydam and Civale, among other of our professionals, received incentive pool performance fees earned during 2019. Allocations to participants in the incentive pool have both a mandatory component and a discretionary component, both of which may vary year-to-year, including as a result of our overall realized performance and the contributions and performance of each participant. The Managing Partners determine the amount of the realized performance fees to place into the incentive pool in their discretion after considering various factors, including Company profitability, management company cash requirements and anticipated future costs, provided that the incentive pool consists of an amount equal to at least one percent (1%) of the realized performance fees attributable to profits generated after creation of the incentive pool that were taxable in the applicable year and not allocable to dedicated performance fee entitlements. Each participant in the incentive pool is entitled to receive, as a mandatory component of participation in the incentive pool, his or her pro rata share of this 1% amount each year, provided the participant remains employed by us at the time of allocation. Our financial statements characterize the performance fee income allocated to participating professionals in respect of incentive pool interests as compensation. The “All Other Compensation” column of the summary compensation table includes actual distributions paid from the incentive pool.
Performance Fee Restricted Shares and RSUs. We require that a portion of the performance fees distributed by certain of the investment funds we manage be used by our employees who participate in those amounts to purchase Class A restricted shares, or that a portion is delivered to them as a grant of RSUs, in each case that are issued under our 2019 Omnibus Equity Incentive Plan. This practice further promotes alignment with our Class A stockholders and motivates participating professionals to maximize the success of the Company as a whole. Like our Bonus Grant RSUs, these restricted shares and RSUs are generally subject to three-year vesting, which fosters retention. In accordance with applicable rules, the Summary Compensation Table and Grants of Plan-Based Awards Table include the restricted shares and RSUs acquired by our named executive officers in 2019 in respect of performance fee amounts received.
Determination of Compensation of Named Executive Officers
Our Managing Partners, as members of the executive committee of our board of directors, make all final determinations regarding named executive officer compensation. Decisions about the variable elements of a named executive officer’s compensation, including participation in our performance fee programs, discretionary bonuses (if any) and grants of equity-based awards, are based primarily on our Managing Partners’ assessment of such named executive officer’s individual performance, operational performance for the department or division in which the officer (other than a Managing Partner) serves, and the officer’s impact on our overall operating performance and potential to contribute to long-term shareholder value. In evaluating these factors, our Managing Partners do not utilize quantitative performance targets but rather rely upon their judgment about each named executive officer’s performance to determine an appropriate reward for the current year’s performance. The determinations by our

Managing Partners are ultimately subjective, are not tied to specified annual, qualitative or individual objectives or performance factors, and reflect discussions among the Managing Partners. Factors that our Managing Partners typically consider in making such determinations include the named executive officer’s type, scope and level of responsibilities, active participation in managing a team of professionals, corporate citizenship and the named executive officer’s overall contributions to our success. Our Managing Partners also consider each named executive officer’s prior-year compensation, the appropriate balance between incentives for long-term and short-term performance, competitive market dynamics, compensation provided to the named executive officer by other entities, and the compensation paid to the named executive officer’s peers within the Company.
We believe that the compensation of our investment professionals should primarily be tied to the profitability of our different businesses and managed funds. Consistent with past years, our Managing Partners in 2019 provided that annual salaries constituted a relatively small component of the overall compensation of our named executive officers who are investment professionals. The Managing Partners considered, except with regard to the compensation of Mr. Black, our named executive officers’ historical role, the particulars of the business units on which they focus, their capital contribution obligations and their performance fee entitlements when determining their individual compensation terms. The Managing Partners determined that, based on the above factors, including the named executive officers’ overall compensation levels, a discretionary cash bonus would not be awarded to any named executive officer for 2019. For a discussion of our Managing Partners’ determinations in respect of our RSU program, see below under “—Narrative Disclosure to the Summary Compensation Table and Grants of Plan—Based Awards Table—Awards of Restricted Share Units Under the Equity Plan.”
Section 162(m) of the Internal Revenue Code (“Section 162(m)”), generally disallows, absent a “grandfathering” or other available exemption, a tax deduction to public companies for compensation paid in excess of $1 million to “covered employees” under Section 162(m) (generally, such company’s chief executive officer, its chief financial officer, its three other highest paid executive officers, and certain individuals who were covered employees in years other than the then-current taxable year).
Under proposed regulations issued in December 2019 that reverse a longstanding position of the Internal Revenue Service, beginning in 2020, Section 162(m) would apply to corporations, such as the Company, in respect of the compensation of covered employees of an operating partnership for which the compensation deduction is allocable to the corporation based on its interest in the partnership. While most of the compensation payable to our covered employees is eligible for the grandfathering exception, the executive committee of our board of directors reserves the right to provide compensation opportunities that may not be deductible under Section 162(m) in order to maintain flexibility with regard to the incentive compensation programs applicable to the Company’s executive officers.

Compensation Committee Interlocks and Insider Participation
Our board of directors does not have a compensation committee. Our Managing Partners, as the members of the executive committee of the board of directors, make all compensation determinations with respect to executive officer compensation. For a description of certain transactions between us and the Managing Partners, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Compensation Committee Report
As noted above, our board of directors does not have a compensation committee. The executive committee of our board of directors identified below has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, has determined that the Compensation Discussion and Analysis should be included in this Annual Report on Form 10-K.
Leon Black
Joshua Harris
Marc Rowan
Summary Compensation Table
The following summary compensation table sets forth information concerning the compensation earned by, awarded or paid to our principal executive officer, our principal financial officer, and our three other most highly compensated executive officers for the fiscal year ended December 31, 2019. The earnings of Mr. Black, a Managing Partner and our chief executive officer, derive predominantly from distributions he receives as a result of his indirect beneficial ownership of AOG Units and his rights under the tax receivable agreement (described elsewhere in this report, including above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy”), rather than from compensation, and accordingly are not included in the tables below. The earnings of Mr. Kleinman from his AOG Units and tax receivable agreement rights also do not appear in the tables below. The executive officers named in the table are referred to as the named executive officers.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Leon Black, Chairman, Chief Executive Officer and Director	2019	100,000	—	160,175	260,175
	2018	100,000	—	152,617	252,617
	2017	100,000	—	151,888	251,888
Martin Kelly, Chief Financial Officer and Co-Chief Operating Officer	2019	1,000,000	2,597,962	1,910,017	5,507,979
	2018	1,000,000	533,079	1,519,014	3,052,093
	2017	1,000,000	19,183	1,499,776	2,518,959
Scott Kleinman, Co-President	2019	1,200,000	1,722,326	15,692,878	18,615,204
	2018	1,200,000	30,151,932	13,964,975	45,316,907
John Suydam, Chief Legal Officer	2019	2,000,000	577,539	1,604,156	4,181,695
	2018	2,000,000	726,338	1,688,644	4,414,982
	2017	2,000,000	49,430	1,283,090	3,332,520
Anthony Civale, Co-Chief Operating Officer	2019	100,000	244,466	2,783,160	3,127,626

(1)
For Messrs. Kelly, Kleinman, Suydam and Civale, represents the aggregate grant date fair value of stock awards granted, as applicable, computed in accordance with FASB ASC Topic 718. The amounts shown do not reflect compensation actually received by the named executive officers, but instead represent the aggregate grant date fair value of the awards. See note 13 to our consolidated financial statements for further information concerning the assumptions made in valuing our RSU awards.

(2)
Amounts included for 2019 represent, in part, actual cash distributions in respect of dedicated performance fee rights for Mr. Kelly of $825,017, for Mr. Kleinman of $12,392,878, for Mr. Suydam of $1,526,204 and for Mr. Civale of $2,623,015. The 2019 amounts also include actual incentive pool cash distributions of $1,085,000 for Mr. Kelly, $3,300,000 for Mr. Kleinman, $67,843 for Mr. Suydam and $41,323 for Mr. Civale. For Mr. Civale, the amount also includes $118,822 in cash he received in respect of other dedicated performance fee rights. The “All Other Compensation” column for 2019 also includes costs relating to Company-provided cars and drivers for the business and personal use of Messrs. Black and Suydam. We provide this benefit because we believe that its cost is outweighed by the convenience, increased efficiency and added security and confidentiality that it offers. The personal use cost was approximately $144,720 for Mr. Black and includes both fixed and variable costs, including lease costs, driver compensation, driver meals, fuel, parking, tolls, repairs, maintenance and insurance. Except as discussed in this paragraph, no 2019 perquisites or personal benefits individually exceeded the greater of $25,000 or 10% of the total amount of all perquisites and other personal benefits reported for the named executive officer. The 2019 cost of excess liability insurance provided to our named executive officers, and of personal car use for Mr. Suydam, falls below this threshold. Mr. Kleinman, Mr. Kelly, Mr. Suydam and Mr. Civale did not receive perquisites or personal benefits in 2019, except for incidental benefits having an aggregate value of less than $10,000. Our named executive officers also receive secretarial support with respect to personal matters. We incur no incremental cost for the provision of such additional benefits. Accordingly, no such amount is included in the Summary Compensation Table.

Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table

Employment, Non-Competition and Non-Solicitation Agreement with Chairman and Chief Executive Officer, Leon Black

On January 4, 2017, we entered into an employment, non-competition and non-solicitation agreement with Leon Black, our chairman and chief executive officer and a member of the executive committee of our board of directors. This agreement, which provides for an annual salary of $100,000 and the right to participate in our employee benefit plans as in effect from time to time, has a three-year term. The term has expired but Mr. Black’s employment is continuing in accordance with the agreement’s terms, consistent with past practice.

Employment, Non-Competition and Non-Solicitation Agreement with Chief Financial Officer and Co-Chief Operating Officer, Martin Kelly

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

Employment, Non-Competition and Non-Solicitation Agreement with Chief Legal Officer, John Suydam

On July 19, 2017, we entered into an employment, non-competition and non-solicitation agreement with John Suydam, our chief legal officer, which we amended on December 20, 2019. Pursuant to the agreement, Mr. Suydam is entitled to an annual base salary of $2,000,000 ($2,500,000 beginning in 2020) and an annual equity-based award that, for services provided in 2019, had an aggregate value of $500,000 and vesting in three equal annual installments. On November 7, 2018, we entered into a letter agreement with Mr. Suydam regarding the vesting of his equity awards pursuant to which he vested in all unvested RSUs and restricted shares outstanding on January 1, 2020. RSUs and restricted shares that vest under the letter agreement are subject to forfeiture in the event of a breach of his noncompetition obligations. Beginning in 2020, Mr. Suydam’s annual equity-based award will be in the form of RSUs that have an aggregate value of $3,750,000 and vest in four equal quarterly installments, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense.

Employment, Non-Competition and Non-Solicitation Agreement with Co-Chief Operating Officer, Anthony Civale

We entered into an amended and restated employment agreement with Anthony Civale dated February 20, 2020. The agreement provides for base pay of $100,000 per year. Pursuant to the agreement, Mr. Civale holds dedicated performance fee rights in respect of our credit funds. These interests are subject to vesting or to the right to retain such interests for a limited period following his employment termination. As required by the terms of his performance fee arrangements, Mr. Civale has made investments of his own capital in various of our funds.

Awards of Restricted Shares Under the Equity Plan

Our equity plan, previously known as the 2007 Omnibus Equity Incentive Plan, was amended and restated, and approved by our shareholders, effective July 22, 2019, at which time it was renamed the 2019 Omnibus Equity Incentive Plan. Grants of restricted Class A shares under the plan have been made to Messrs. Kleinman, Kelly, Suydam and Civale as a result of their participation in performance fee programs that require that a portion of the performance fee amounts be used to purchase restricted Class A shares, or is settled in the form of a grant of RSUs. The restricted Class A shares vest in three equal annual installments from a vesting date specified at the time of the award. The restricted Class A shares participate in any distributions made on our Class A shares and are not subject to our minimum retained share ownership requirements. The number of restricted Class A shares that were granted in 2019 was determined pursuant to the formula prescribed by the applicable performance fee program, which converts the specified portion of the performance fee income to be distributed into a number of shares based on the volume weighted average price as of a prescribed date in the applicable calendar quarter.

Grants of Plan-Based Awards

The following table presents information regarding RSUs and restricted Class A shares granted to Messrs. Kelly, Kleinman, Suydam and Civale under our 2019. Omnibus Equity Incentive Plan in 2019. No options were granted to a named executive officer in 2019.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	Grant Date Fair Value or Modification Date Incremental Fair Value of Stock and Option Awards ($)(2)
Leon Black	—	—	—
Martin Kelly	January 10, 2019	19,747	500,784
	January 10, 2019	100,241	2,057,948
	February 19, 2019	48	1,445
	May 17, 2019	308	10,042
	May 21, 2019	313	9,994
	August 15, 2019	50	1,632
	November 1, 2019	147	6,131
	November 18, 2019	232	9,986
Scott Kleinman	January 10, 2019	9,231	234,098
	February 19, 2019	3,532	106,295
	May 17, 2019	16,342	532,818
	August 15, 2019	3,644	118,957
	November 18, 2019	16,963	730,157
John Suydam	January 10, 2019	20,048	508,417
	February 19, 2019	249	7,494
	May 17, 2019	793	25,855
	August 15, 2019	128	4,179
	November 18, 2019	734	31,594
Anthony Civale	February 19, 2019	3,818	117,976
	February 19, 2019	332	9,992
	May 17, 2019	1,057	34,463
	May 17, 2019	214	6,977
	August 15, 2019	171	5,582
	November 1, 2019	256	10,678
	November 18, 2019	1,366	58,798

(1)
Represents the number of RSUs and restricted Class A shares granted, as applicable. RSUs and Restricted shares are discussed above under “—Compensation Elements for Named Executive Officers—RSUs” and “—Compensation Elements for Named Executive Officers—Restricted Shares,” respectively.

(2)
Represents the aggregate grant date fair value of the RSUs and restricted Class A shares granted in 2019, computed in accordance with FASB ASC Topic 718. The amounts shown do not reflect compensation actually received, but instead represent the aggregate grant date fair value of the award.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding unvested RSU and restricted Class A share awards made by us to our named executive officers under our 2019 Omnibus Equity Incentive Plan that were outstanding at December 31, 2019. Our named executive officers did not hold any options at fiscal year-end.

		Stock Awards
Name	Date of Grant	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(26)
Leon Black	—	—		—
Martin Kelly	November 18, 2019	232	(1)	11,069
	November 1, 2019	147	(2)	7,013
	August 15, 2019	50	(3)	2,385
	May 21, 2019	209	(4)	9,971
	May 17, 2019	308	(6)	14,695
	February 19, 2019	32	(8)	1,527
	January 10, 2019	100,241	(9)	4,782,498
	January 10, 2019	13,165	(10)	628,102
	November 15, 2018	277	(11)	13,216
	August 15, 2018	112	(13)	5,344
	May 4, 2018	365	(14)	17,414
	February 5, 2018	178	(18)	8,492
	January 8, 2018	4,683	(20)	223,426
	November 17, 2017	11	(22)	525
	November 17, 2017	33	(23)	1,574
	August 3, 2017	41	(22)	1,956
	May 1, 2017	127	(24)	6,059
Scott Kleinman	November 18, 2019	16,963	(1)	809,305
	August 15, 2019	3,644	(3)	173,855
	May 17, 2019	16,342	(6)	779,677
	February 19, 2019	2,355	(8)	112,357
	January 10, 2019	6,154	(9)	293,607
	November 15, 2018	20,163	(11)	961,977
	August 15, 2018	8,122	(13)	387,501
	May 4, 2018	22,373	(16)	1,067,416
	February 5, 2018	12,931	(18)	616,938
	January 8, 2018	640,000	(21)	30,534,399
	November 17, 2017	2,359	(23)	112,548
	November 17, 2017	769	(22)	36,689
	August 3, 2017	2,955	(22)	140,983
	May 1, 2017	6,713	(24)	320,277
John Suydam	November 18, 2019	734	(1)	35,019
	August 15, 2019	128	(3)	6,107
	May 17, 2019	793	(6)	37,834
	February 19, 2019	166	(8)	7,920
	January 10, 2019	13,366	(9)	637,692
	November 15, 2018	1,423	(11)	67,891
	August 15, 2018	466	(13)	22,233
	May 4, 2018	939	(16)	44,800
	February 5, 2018	862	(18)	41,126
	January 8, 2018	4,930	(19)	235,210
	November 17, 2017	27	(22)	1,288
	November 17, 2017	83	(23)	3,960
	August 3, 2017	104	(22)	4,962
	May 1, 2017	325	(24)	15,506

Anthony Civale	November 18, 2019	1,366	(1)	65,172
	November 1, 2019	256	(2)	12,214
	August 15, 2019	171	(3)	8,158
	May 17, 2019	214	(5)	10,210
	May 17, 2019	1,057	(6)	50,429
	February 19, 2019	2,546	(7)	121,470
	February 19, 2019	222	(8)	10,592
	November 15, 2018	1,898	(11)	90,554
	November 15, 2018	33	(12)	1,574
	August 15, 2018	764	(13)	36,450
	June 5, 2018	830,616	(14)	39,628,689
	May 16, 2018	719	(15)	34,303
	May 4, 2018	1,447	(16)	69,036
	February 5, 2018	1,217	(17)	58,063
	February 5, 2018	148	(23)	7,061
	January 8, 2018	1,479	(20)	70,563
	November 17, 2017	36	(22)	1,718
	November 17, 2017	221	(23)	10,544
	August 3, 2017	139	(22)	6,632
	May 1, 2017	2,229	(24)	106,346
	May 1, 2017	434	(24)	20,706
	July 14, 2014	10,417	(25)	496,995

(1)	Restricted Class A shares that vest in substantially equal annual installments on August 15 of each of 2020, 2021 and 2022.

(2)	RSUs that vest on May 2, 2020.

(3)	Restricted Class A shares that vest in substantially equal installments on May 15 of each of 2020, 2021 and 2022.

(4)
RSUs that vest in substantially equal annual installments on December 31 of each of 2020 and 2021, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date.

(5)	RSUs that vest in substantially equal annual installments on February 15 of each of 2020, 2021 and 2022.

(6)	Restricted Class A shares that vest in substantially equal annual installments on February 15 of each of 2020, 2021 and 2022.

(7)	RSUs that vest in substantially equal annual installments on November 15 of each of 2020 and 2021.

(8)	Restricted Class A shares that vest in substantially equal annual installments on November 15 of each of 2020 and 2021.

(9)
RSUs that vest in substantially equal annual installments on January 1 of each of 2020, 2021, 2022, 2023 and 2024, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date.

(10)	RSUs that vest in substantially equal annual installments on December 31 of each of 2020 and 2021.

(11)	Restricted Class A shares that vest in substantially equal annual installments on August 15 of each of 2020 and 2021.

(12)	RSUs that vest in substantially equal annual installments on May 15 of each of 2020 and 2021.

(13)	Restricted Class A shares that vest in substantially equal annual installments on May 15 of each of 2020 and 2021.

(14)
RSUs that vest in substantially equal annual installments on January 1 of each of 2020, 2021, 2022 and 2023, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date.

(15)	RSUs that vest on November 15, 2020.

(16)	Restricted Class A shares that vest in substantially equal annual installments on February 15 of each of 2020 and 2021.

(17)	Restricted Class A shares that vest in substantially equal annual installments on November 15 of each of 2020 and 2021.

(18)	Restricted Class A shares that vest on November 15, 2020.

(19)	Bonus Grant RSUs that vest on December 31, 2020.

(20)
RSUs that vest on December 31, 2020, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date.

(21)
Performance RSUs that vest in substantially equal annual installments on January 1 of each of 2020, 2021, 2022 and 2023, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date.

(22)	Restricted Class A shares that vest on May 15, 2020.

(23)	Restricted Class A shares that vest on August 15, 2020.

(24)	Restricted Class A shares that vest on February 15, 2020.

(25)	RSUs that vest on March 31, 2020.

(26)	Amounts calculated by multiplying the number of unvested RSUs held by the named executive officer by the closing price of $47.71 per Class A share on December 31, 2019.

Option Exercises and Stock Vested
The following table presents information regarding the number of outstanding initially unvested RSUs and restricted Class A shares held by our named executive officers that vested during 2019 and the number of options exercised by our named executive officers in 2019. The amounts shown below do not reflect compensation actually received by the named executive officers, but instead are calculations of the number of RSUs and restricted Class A shares that vested during 2019 based on the closing price of our Class A shares on the date of vesting. Shares received by our named executive officers in respect of vested RSUs are subject to our retained ownership requirements. No options were exercised by our named executive officers in 2019.

		Stock Awards
Name	Type of Award	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Leon Black	—	—	—
Martin Kelly	RSUs	47,573	1,488,777
	Restricted Shares	799	26,731
Scott Kleinman	RSUs	163,077	4,118,004
	Restricted Shares	52,793	1,769,274
John Suydam	RSUs	20,394	972,998
	Restricted Shares	2,957	100,885
Anthony Civale	RSUs	255,379	7,078,762
	Restricted Shares	8,378	285,825

(1)
Amounts calculated by multiplying the number of RSUs or restricted Class A shares held by the named executive officer that vested on each applicable vesting date in 2019 by the closing price per Class A share on that date. Class A shares underlying the vested RSUs were issued to the named executive officer shortly after they vested.

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
If Mr. Kelly’s employment is terminated by us without cause or he resigns for good reason, he will be entitled to severance of six months’ base pay and reimbursement of health insurance premiums paid in the six months following his employment termination. If his employment is terminated by us without cause, he will vest in 50% of any unvested portion of his restricted shares. If Mr. Kelly’s employment is terminated by reason of death or disability, he will vest in 50% of any unvested portion of his Plan Grant RSUs, Bonus Grant RSUs, restricted shares and dedicated performance fee rights that are subject to vesting. If Mr. Kelly’s employment is terminated without cause, or he resigns, he will be entitled to retain his dedicated performance fee rights that are subject to vesting to the extent then vested. We may terminate Mr. Kelly’s employment with or without cause, and we will provide 90 days’ notice (or payment in lieu of such period of notice) prior to a termination without cause. Mr. Kelly is required to give us 90 days’ notice prior to a resignation for any reason. He is required to protect the confidential information of Apollo both during and after employment. In addition, during employment and for 12 months after employment, Mr. Kelly is also obligated to refrain from soliciting our employees, interfering with our relationships with investors or other business relations, and competing with us in a business that manages or invests in assets substantially similar to those managed or invested in by Apollo or its affiliates.
We may terminate Mr. Kleinman’s employment with or without cause, and we will provide 90 days’ notice (or payment in lieu of such period of notice) prior to a termination without cause. Mr. Kleinman is required to provide 90 days’ notice prior to a resignation for any reason. Upon his termination of employment by reason of death or disability, Mr. Kleinman will vest in 50% of his then unvested RSUs, restricted shares and dedicated performance fee interests that are subject to vesting. If Mr. Kleinman’s employment is terminated without cause, or he resigns, he will be entitled to retain his dedicated performance fee rights that are subject to vesting to the extent then vested. If Mr. Kleinman’s employment with us terminates for any reason other than in circumstances in which he could have been terminated for cause, he will receive the cash portion of his incentive pool or annual bonus amount on a prorated basis through the last day of his full-time employment. Mr. Kleinman is required to protect the confidential information of Apollo both during and after employment. In addition, during employment and for 12 months after employment, he is obligated to refrain from soliciting our employees, interfering with our relationships with investors or other business relations, and competing with us in a business that manages or invests in assets substantially similar to those managed or invested in by Apollo or its affiliates.
We may terminate Mr. Suydam’s employment with or without cause, and we will provide 90 days’ notice (or payment in lieu of such period of notice) prior to a termination without cause. If Mr. Suydam’s employment is terminated by us without cause or he resigns for good reason, he will be entitled to severance of six months’ base pay and reimbursement of health insurance premiums paid in the six months following his employment termination. If his employment is terminated by reason of death or disability, he will vest in 50% of his then unvested RSUs, restricted shares and dedicated performance fee rights that are subject to vesting. If Mr. Suydam’s employment is terminated without cause, or he resigns, he will be entitled to retain his dedicated performance fee rights that are subject to vesting to the extent then vested. As of January 1, 2020, Mr. Suydam vested in 100% of his then unvested RSUs and restricted shares, subject to his continued compliance with his noncompetition obligations and his agreement to be available to consult with us from time to time for two years. Mr. Suydam is required to protect our confidential information at all times. During his employment and for 12 months thereafter, Mr. Suydam is also obligated to refrain from soliciting our employees, interfering with our relationships with investors or other business relations, and competing with us in a business that manages or invests in assets substantially similar to those invested in or managed by Apollo or its affiliates. Mr. Suydam is required to provide 90 days’ notice prior to a resignation for any reason.
We may terminate Mr. Civale’s employment with or without cause, and we will provide 90 days’ notice (or payment in lieu of such period of notice) prior to a termination without cause. Mr. Civale is required to provide 90 days’ notice prior to a resignation for any reason. Upon his termination of employment by reason of death or disability, Mr. Civale will vest in 50% of his then unvested RSUs, restricted shares and performance fee rights that are subject to vesting. Upon his termination by the Company other than for cause, Mr. Civale will vest in 50% of his then unvested restricted shares and RSUs he received in respect of certain performance fee entitlements. If Mr. Civale’s employment is terminated without cause, or he resigns, he will also be entitled to retain his dedicated performance fee rights that are subject to vesting to the extent then vested. During his employment and for 12 months thereafter, he is also obligated to refrain from soliciting our employees, interfering with our relationships with investors or other business relations, and competing with us in a business that manages or invests in assets substantially similar to those invested in or managed by Apollo or its affiliates. Under a grant of RSUs Mr. Civale received in 2018, if his employment is terminated by Apollo without cause prior to January 1, 2023, he will receive prorated vesting (based on the number of months worked in the year of termination) of the RSUs scheduled to vest on the next January 1 vesting date. Mr. Civale is required to protect the confidential information of Apollo both during and after employment. In addition, during employment and for 12 months after employment, he is obligated to refrain from soliciting our employees, interfering with our relationships with investors or other business relations, and competing with us in a business that manages or invests in assets substantially similar to those managed or invested in by Apollo or its affiliates.
The named executive officers’ obligations during and after employment were considered by the Managing Partners in determining appropriate post-employment payments and benefits for the named executive officers.
The following table lists the estimated amounts that would have been payable to each of our named executive officers in connection with a termination that occurred on the last day of our last completed fiscal year and the value of any additional equity that would vest upon such termination. When listing the potential payments to named executive officers under the plans and agreements described above, we have assumed that the applicable triggering event occurred on December 31, 2019 and that the price per share of our Class A shares was $47.71, which is equal to the closing price on such date. For purposes of this table, RSU values are based on the $47.71 closing price.

Name	Reason for Employment Termination	Estimated Value of Cash Payments ($)(1)	Estimated Value of Equity Acceleration ($)(2)
Leon Black	Cause	—	—
	Death, disability	—	—
Martin Kelly	Without cause	517,328	42,128
	By executive for good reason	517,328	—
	Death, disability	—	2,867,633
Scott Kleinman	Without cause	—	2,759,761
	Death, disability	—	18,173,764
John Suydam	Without cause	1,017,328	288,645
	By executive for good reason	1,017,328	—
	Disability	—	1,161,548
	Death	—	580,774
Anthony Civale	Without cause	—	354,509
	Death, disability	—	20,458,739

(1)
This amount would have been payable to the named executive officer had his employment been terminated by the Company without cause (and other than by reason of death or disability) or for good reason on December 31, 2019.

(2)
This amount represents the additional equity vesting that the named executive officer would have received had his employment terminated in the circumstances described in the column, “Reason for Employment Termination,” on December 31, 2019, based on the closing price of a Class A share on such date. For this purpose, awards that are subject to performance vesting conditions have been treated as having attained such conditions. Please see our “Outstanding Equity Awards at Fiscal Year-End” table above for information regarding the named executive officer’s unvested equity as of December 31, 2019.

CEO to Median Employee Pay Ratio
SEC rules require companies to disclose the ratio of the total annual compensation of the principal executive officer (“PEO”) to the total annual compensation of the median employee (calculated excluding the PEO). Our PEO is Mr. Black and our ratio is as follows:
Mr. Black’s total annual compensation: $260,175
Median employee total annual compensation: $216,695
Ratio of PEO to median employee total annual compensation: 1.2:1
In determining the median employee, we prepared a list of all employees as of December 31, 2019. Consistent with applicable rules, we used reasonable estimates both in the methodology used to identify the median employee and in calculating the annual total compensation for employees other than the PEO. In determining the median employee, for employees other than the PEO, we used their base salary paid in 2019, their annual cash bonus paid in 2019 and the value of the equity awards they received in 2019 (unless they received an equity award in February 2020 for services provided in 2019, in which case we included the value of that February 2020 equity award). As noted above under “—Note on Distributions on Apollo Operating Group Units,” Mr. Black receives distributions on his AOG Units that are distributions on equity rather than compensation, and accordingly are not included here.
Director Compensation
We do not pay additional remuneration to Messrs. Black, Harris and Rowan, our employee directors, for their service on our board of directors. The 2019 compensation of Mr. Black is set forth above on the Summary Compensation Table. Messrs. Harris and Rowan are not named executive officers.
During 2019, each independent director received (1) a base annual director fee of $125,000, (2) an additional annual director fee of $25,000 if he or she was a member of the audit committee, (3) an additional annual director fee of $10,000 if he or she was a member of the conflicts committee ($20,000 beginning in 2020), (4) an additional annual director fee of $25,000 (incremental to the fee described in (2)) if he or she served as the chairperson of the audit committee, and (5) an additional annual director fee of $15,000 (incremental to the fee described in (3)) ($20,000 beginning in 2020) if he or she served as the chairperson of the conflicts committee. In addition, independent directors were reimbursed for reasonable expenses incurred in attending board meetings.
Currently, upon initial election to the board of directors, an independent director receives a grant of RSUs with a value of $300,000 that vests in equal annual installments on June 30 of each of the first, second and third years following the year that the grant is made. Incumbent independent directors who have fully vested in their initial RSU award receive an annual RSU award with a value of $125,000 that vests on June 30 of the year following the year that the grant is made, and the directors listed on the below table received that award on August 1, 2019.
The following table provides the compensation for our independent directors during the year ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Michael Ducey	175,000	101,816	276,816
Robert Kraft	125,000	101,816	226,816
A. B. Krongard	159,719	101,816	261,535
Pauline Richards	175,000	101,816	276,816

(1)
Represents the aggregate grant date fair value of stock awards granted, as applicable, computed in accordance with FASB ASC Topic 718. See note 13 to our consolidated financial statements for further information concerning the assumptions made in valuing our RSU awards. The amounts shown do not reflect compensation actually received by the independent directors, but instead represent the aggregate grant date fair value of the awards. Unvested director RSUs are not entitled to distributions or distribution equivalents. As of December 31, 2019, each of our independent directors held 3,575 RSUs that were unvested and outstanding.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our Class A shares, AOG Units and Class B share as of February 18, 2020 by (i) each person known to us to beneficially own more than 5% of the voting outstanding equity securities of Apollo Global Management, Inc. listed in the table below, (ii) each of our directors, (iii) each person who is a named executive officer for 2019 and (iv) all directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each person named in the table below has sole voting and investment power with respect to all of the Class A shares and interests in our Class B share shown as beneficially owned by such person, except as otherwise set forth in the notes to the table and pursuant to applicable community property laws. Unless otherwise indicated, the address of each person named in the table is c/o Apollo Global Management, Inc., 9 West 57th Street, New York, NY 10019.

	Class A Shares Beneficially Owned		AOG Units Beneficially Owned(1)		Class B Shares Beneficially Owned
	Number	Percent(2)	Number	Percent(2)	Number	Percent	Total Percentage of Voting Power(3)
Directors and Executive Officers:
Leon Black(4)(5)	11,327,166	4.9%	80,000,000	19.7%	1	100%	45.9%
Joshua Harris(4)(5)	1,350,000	*	45,832,643	11.3%	1	100%	43.5%
Marc Rowan(4)(5)	8,840,237	3.8%	32,481,402	8.0%	1	100%	45.3%
Pauline Richards	54,367	*	—	—	—	—	*
Alvin Bernard Krongard(6)	305,210	*	—	—	—	—	*
Michael Ducey(7)	51,014	*	—	—	—	—	*
Robert Kraft(8)	348,545	*	—	—	—	—	*
Martin Kelly	230,820	*	—	—	—	—	*
John Suydam(9)	624,289	*	—	—	—	—	*
Anthony Civale	1,393,613	*	—	—	—	—	*
Scott Kleinman (10)	1,354,635	*	2,033,805	*	—	—	*
All directors and executive officers as a group (twelve persons)(11)	27,108,346	11.7%	162,361,020	40.0%	1	100%	49.8%
BRH Holdings GP, Ltd. (5)	—	—	—	—	1	100%	43.1%
AP Professional Holdings, L.P.(12)	—	—	174,873,808	43.1%	—	—	43.1%
5% Stockholders:
Tiger Global Management, LLC(13)	33,913,500	14.7%	—	—	—	—	8.4%
Capital World Investors(14)	11,791,587	5.1%	—	—	—	—	2.9%
The Vanguard Group(15)	17,341,946	7.5%	—	—	—	—	4.3%
*Represents less than 1%

(1)
Subject to certain requirements and restrictions, the AOG Units are exchangeable for our Class A shares on a one-for-one basis. See “Item 13. Certain Relationships and Related Transactions, and Director Independence — Amended and Restated Exchange Agreement” of our 2019 Annual Report. Beneficial ownership of AOG Units reflected in this table has not been also reflected as beneficial ownership of the Class A shares for which such AOG Unit may be exchanged.

(2)
The percentage of beneficial ownership of the Company’s Class A shares is based on a total of 231,012,948 Class A shares issued and outstanding as of February 18, 2020, plus, if applicable, Class A shares to be delivered to the respective holder within 60 days of February 18, 2020 (as calculated in accordance with Rule 13d-3(d)(1) of the Exchange Act). The percentage of beneficial ownership of AOG Units is based on a total of 405,886,756 AOG Units outstanding as of February 18, 2020.

(3)
The total percentage of voting power is based on 230,608,976 voting Class A shares outstanding, the Class A shares to be delivered to the respective holder within 60 days of February 18, 2020, as applicable, and the voting power of the Class B share, which had 174,873,808 votes as of February 18, 2020. The voting power calculations do not include 403,972 Class A shares held by California Public Employees’ Retirement System (the “Strategic Investor”) based on a Form 13F for the year ended December 31, 2019, filed with the SEC on January 27, 2020 by the Strategic Investor. Class A shares held by the Strategic Investor do not have voting rights. This column assumes the exchange of AOG Units into Class A shares and the number of Class A shares to be delivered to the respective holder within 60 days of February 18, 2020.

(4)
The number of Class A shares presented are indirectly held by estate planning vehicles for which voting and investment control are exercised by this individual. The number of AOG Units presented are indirectly held by estate planning vehicles, for which this individual disclaims beneficial ownership except to the extent of his pecuniary interest therein. All AOG Units presented are directly held by AP Professional Holdings, L.P. Each of Messrs. Black, Rowan and Harris indirectly beneficially own limited partnership interests in BRH Holdings, L.P., which holds approximately 90.5% of the limited partnership interests in AP Professional Holdings, L.P. The number of AOG Units presented do not include any AOG Units owned by AP Professional Holdings, L.P. with respect to which each of Messrs. Black, Rowan or Harris, as one of the three owners of all of the interests in BRH Holdings GP, Ltd., the general partner of AP Professional Holdings, L.P., or as a party to the Agreement Among Principals or the Shareholders Agreement may be deemed to have shared voting or dispositive power. Each of these individuals disclaims any beneficial ownership of these units, except to the extent of his pecuniary interest therein.

(5)
BRH Holdings GP, Ltd. (“BRH”), the holder of the Class B share, is one third owned by Mr. Black, one third owned by Mr. Harris and one third owned by Mr. Rowan. Pursuant to the Agreement Among Principals, the Class B share is to be voted and disposed of by BRH based on the determination of at least two of Leon Black, Joshua Harris and Marc Rowan; as such, they share voting and dispositive power with respect to the Class B share.

(6)
Includes 250,000 Class A shares held by a trust for the benefit of Mr. Krongard’s children, for which Mr. Krongard’s children are the trustees. Mr. Krongard disclaims beneficial ownership with respect to such shares, except to the extent of his pecuniary interest therein.

(7)
Includes 2,616 Class A shares held by two trusts for the benefit of Mr. Ducey’s grandchildren, for which Mr. Ducey and several of Mr. Ducey’s immediate family members are trustees and have shared investment power. Mr. Ducey disclaims beneficial ownership of the Class A shares held in the trusts, except to the extent of his pecuniary interest therein.

(8)	Includes 330,000 Class A shares held by two entities, which are under the sole control of Mr. Kraft, and may be deemed to be beneficially owned by Mr. Kraft.

(9)
Includes 64,260 Class A shares held by a trust for the benefit of Mr. Suydam’s spouse and children, for which Mr. Suydam’s spouse is the trustee. Mr. Suydam disclaims beneficial ownership with respect to such shares, except to the extent of his pecuniary interest therein.

(10)
Includes 425,875 Class A shares held by six entities, over which Mr. Kleinman exercises voting and investment control, and may be deemed to be beneficially owned by Mr. Kleinman, and 750,000 Class A shares held indirectly or directly by an entity, over which Mr. Kleinman disclaims beneficial ownership.

(11)
Refers to shares and AOG Units beneficially owned by the individuals who were directors and executive officers as of February 18, 2020. All AOG Units presented are directly held by AP Professional Holdings, L.P., in which certain directors and executive officers beneficially own limited partnership interests.

(12)
Assumes that no AOG Units are distributed to the limited partners of AP Professional Holdings, L.P. The general partner of AP Professional Holdings, L.P. is BRH, which is one third owned by Mr. Black, one third owned by Mr. Harris and one third owned by Mr. Rowan. BRH is also the general partner of BRH Holdings, L.P., the limited partnership through which Messrs. Black, Harris and Rowan indirectly beneficially own (through estate planning vehicles) their limited partner interests in AP Professional Holdings, L.P. These individuals disclaim any beneficial ownership of these AOG Units, except to the extent of their pecuniary interest therein.

(13)
Based on a Form 4 filed with the SEC on January 16, 2020, by Tiger Global Management, LLC. The address of Tiger Global Management, LLC is 9 West 57th Street, 35th Floor, New York, New York. Pursuant to an irrevocable proxy, all voting rights attaching to the shares held by Tiger Global Management, LLC are exercisable by AGM Management, LLC.

(14)
Based on a Schedule 13G filed with the SEC on February 14, 2020, by Capital World Investors, a division of Capital Research and Management Company. The address of Capital World Investors is 333 South Hope Street, Los Angeles, California.

(15)	Based on a Schedule 13G filed with the SEC on February 11, 2020, by The Vanguard Group. The address of The Vanguard Group is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Agreement Among Managing Partners may be amended and the terms and conditions of the Agreement Among Managing Partners may be changed or modified upon the unanimous approval of the Managing Partners. We, our stockholders and the Apollo Operating Group have no ability to enforce any provision of the Agreement Among Managing Partners or to prevent the Managing Partners from amending it.

Managing Partner Shareholders Agreement

We have entered into the Amended and Restated Managing Partner Shareholders Agreement with our Managing Partners. The Managing Partner Shareholders Agreement provides the Managing Partners with certain rights with respect to the approval of certain matters, as well as registration rights for our securities that they own.

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
Indemnity
Realized performance fees from certain of our funds can be distributed to us on a current basis but are subject to repayment by the subsidiaries of the Apollo Operating Group that act as general partners of the funds in the event that certain specified return thresholds are not ultimately achieved. The Managing Partners, Contributing Partners and certain other investment professionals have personally guaranteed, subject to certain limitations, the obligations of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint and are limited to a particular Managing Partner’s, Contributing Partner’s or other investment professional’s distributions. Pursuant to the Managing Partner Shareholders Agreement, we agreed to indemnify each of our Managing Partners and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of Fund IV, Fund V and Fund VI and certain of their co-investing entities (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that our Managing Partners and Contributing Partners have contributed or sold to the Apollo Operating Group. Pursuant to the Managing Partner Shareholders Agreement, we agreed to indemnify each of our Managing Partners and certain Contributing Partners against all amounts they repay pursuant to any of these loans.
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
Amended and Restated Exchange Agreement
We have entered into an exchange agreement with Holdings. The exchange agreement was amended and restated on May 6, 2013, and further amended and restated on each of March 5, 2014, May 5, 2016, April 28, 2017 and September 5, 2019. Under the exchange agreement, subject to certain procedures and restrictions (including any applicable transfer restrictions and lock-up agreements described above) upon 60 days’ written notice prior to a designated quarterly date, each Managing Partner and Contributing Partner (or certain transferees thereof) has the right to cause Holdings to exchange the AOG Units that he owns through Holdings for our Class A shares and to sell such Class A shares at the prevailing market price (or at a lower price that such Managing Partner or Contributing Partner is willing to accept). The exchange agreement permits exchanging holders certain rights to revoke exchanges of their AOG Units in whole, but not in part, in certain circumstances. To affect the exchange, Holdings distributes the AOG Units to be exchanged to the applicable Managing Partner or Contributing Partner. Under the exchange agreement, the Managing Partner or Contributing Partner must then simultaneously exchange one AOG Unit (being an equal limited partner or limited liability company interest in each Apollo Operating Group entity) for each Class A share received from our intermediate holding companies. As a Managing Partner or Contributing Partner exchanges his AOG Units, our interest in the AOG Units will be correspondingly increased and the voting power of the Class B share will be correspondingly decreased. Each exchange of AOG Units is a taxable event for the exchanging Managing Partner or Contributing Partner.
Amended and Restated Tax Receivable Agreement
As a result of each of the Apollo Operating Group entities having made an election under Section 754 of the Internal Revenue Code, any exchanges by a Managing Partner or Contributing Partner of AOG Units that he owns through Holdings (together with the corresponding interest in our Class B share) for our Class A shares may result in an adjustment to the tax basis of a portion of the assets owned by the Apollo Operating Group at the time of the exchange. The taxable exchanges may result in increases in the tax depreciation and amortization deductions from depreciable and amortizable assets, as well as an increase in the tax basis of other assets, of the Apollo Operating Group that otherwise would not have been available. A portion of these increases in tax depreciation and amortization deductions, as well as the increase in the tax basis of such other assets, will reduce the amount of tax that we would otherwise be required to pay in the future. Additionally, our acquisition of AOG Units from the Managing Partners or Contributing Partners, such as our acquisition of AOG Units from the Managing Partners in the Strategic Investors Transaction, have resulted, and may continue to result, in increases in tax deductions and tax basis that reduces the amount of tax that we would otherwise be required to pay in the future.
We have entered into a tax receivable agreement with our Managing Partners and Contributing Partners that provides for the payment by us to an exchanging or selling Managing Partner or Contributing Partner of 85% of the amount of actual cash savings, if any, in U.S. Federal, state, local and foreign income tax that we realize (or are deemed to realize in the case of an early termination payment by us or a change of control, as discussed below) as a result of these increases in tax deductions and tax basis, and certain other tax benefits, including imputed interest expense, related to payments pursuant to the tax receivable agreement. We expect to benefit from the remaining 15% of actual cash savings, if any, in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of the applicable Apollo Operating Group entity as a result of the transaction and had we not entered into the tax receivable agreement. The tax savings achieved may not ensure that we have sufficient cash available to pay our tax liability or generate additional distributions to our investors. Also, we may need to incur additional debt to repay the tax receivable agreement if our cash flow needs are not met. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless we exercise the right to terminate the tax receivable agreement by paying an amount based on the present value of payments remaining to be made under the agreement with respect to units that have been exchanged or sold and units which have not yet been exchanged or sold. Such present value will be determined based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions that would have arisen from the increased tax deductions and tax basis and other benefits related to the tax receivable agreement.
The IRS could challenge our claim to any increase in the tax basis of the assets owned by the Apollo Operating Group that results from the exchanges entered into by the Managing Partners or Contributing Partners. The IRS could also challenge any additional tax depreciation and amortization deductions or other tax benefits we claim as a result of such increase in the tax basis of such assets. If the IRS were to successfully challenge a tax basis increase or tax benefits we previously claimed from a tax basis increase, our Managing Partners and Contributing Partners would not be obligated under the tax receivable agreement to reimburse us for any payments previously made to us (although future payments would be adjusted to reflect the result of such challenge). As a result, in certain circumstances, payments could be made to our Managing Partners and Contributing Partners under the tax receivable agreement in excess of 85% of our actual cash tax savings. In general, estimating the amount of payments that may be made to our Managing Partners and Contributing Partners under the tax receivable agreement is by its nature, imprecise, in the absence of an actual transaction, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis and the amount and timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including:

•
the timing of the transactions-for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable or amortizable assets of the Apollo Operating Group entities at the time of the transaction;

•
the price of our Class A shares at the time of the transaction-the increase in any tax deductions, as well as tax basis increase in other assets, of the Apollo Operating Group entities, is directly proportional to the price of the Class A shares at the time of the transaction; and

•
the amount and timing of our income - we will be required to pay 85% of the tax savings as and when realized, if any. If we do not have taxable income, we are not required to make payments under the tax receivable agreement for that taxable year because no tax savings were actually realized.

For the year ended December 31, 2019, we made payments totaling $33.6 million to our Managing Partners and executive officers (or to their estate planning vehicles) pursuant to the tax receivable agreement, related to tax benefits treated as realized thereunder by APO Corp. in 2018. Those payments included the following amounts: $10,940,005 for Mr. Black, $10,323,936 for Mr. Harris, $11,736,047 for Mr. Rowan, $407,297 for Mr. Kleinman, and $187,213 for Mr. Zelter. In connection with these payments, the Company made a pro rata distribution to APO Corp. and the Non-Controlling Interest Holders in the Apollo Operating Group, which resulted in Messrs. Black, Harris, Rowan, Kleinman, and Zelter (or their estate planning vehicles) ultimately receiving the following additional amounts: $17,145,165, $8,955,150, $7,854,771, $548,463, and $403,131, respectively.
In addition, the tax receivable agreement provides that, upon a merger, asset sale or other form of business combination or certain other changes of control, our (or our successor’s) obligations with respect to exchanged or acquired units (whether exchanged or acquired before or after such change of control) would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement.
Apollo Operating Group Governing Agreements
Pursuant to the governing agreements of the Apollo Operating Group entities, the indirect wholly-owned subsidiaries of Apollo Global Management, Inc. that are the general partners or managers of those entities have the right to determine when distributions will be made to the partners or members of the Apollo Operating Group and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the partners or members of the Apollo Operating Group pro rata in accordance with their respective ownership interests.
The governing agreements of the Apollo Operating Group entities also provide that substantially all of our expenses, including substantially all expenses solely incurred by or attributable to Apollo Global Management, Inc., will be borne by the Apollo Operating Group; provided that obligations incurred under the tax receivable agreement by Apollo Global Management, Inc. and its wholly-owned subsidiaries, income tax expenses of Apollo Global Management, Inc. and its wholly-owned subsidiaries and indebtedness incurred by Apollo Global Management, Inc. and its wholly-owned subsidiaries shall be borne solely by Apollo Global Management, Inc. and its wholly-owned subsidiaries.
Employment Arrangements
Please see the section entitled “Item 11. Executive Compensation—Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table” and “—Potential Payments upon Termination or Change in Control” for a description of the employment agreements of our named executive officers who have employment agreements.
In addition, Joshua Black, a son of Leon Black, is currently employed by the Company as a Principal in the Company’s private equity business. He is entitled to receive a base salary, incentive compensation and employee benefits comparable to those offered to similarly situated employees of the Company. He is also eligible to receive an annual performance-based bonus in an amount determined by the Company in its discretion.
Firm Use of Private Aircraft
In the normal course of business, our personnel have made use of aircraft owned as personal assets by entities controlled by Messrs. Black, Rowan and Harris. Messrs. Black, Rowan and Harris paid for their respective purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payments by us for the business use of these aircraft by Messrs. Black, Rowan and Harris and other of our personnel are determined based on a specified hourly rate. In 2019, we made payments of $1,318,068, $1,412,202 and $2,432,141 for the use of such aircraft owned by entities controlled by Messrs. Black, Rowan and Harris, respectively.
Apollo Management Holdings, L.P. (“AMH") leases an aircraft from time to time for business use from Bank of Utah, not in its individual capacity but solely as owner trustee ("BOU"), of an aircraft beneficially owned by MarCar 5000 LLC ("MarCar"), a company beneficially owned by Marc Rowan.  For its flights under the lease, AMH pays rent to BOU and pays the costs to hire flight crew and operate the aircraft.  The agreements were approved by the Conflicts Committee of the Board based on the Company's interest in ensuring the safety and security of Mr. Rowan for his business flights for the Company.  AMH also receives a waiver of liability claims from Mr. Rowan, MarCar and BOU. During the 2019 fiscal year, AMH paid rent of $109,989 under the lease, and paid additional costs of $67,705 for flight crew, fuel and operational expenses for its business use of the aircraft.
Investments in Apollo Funds
Our directors and executive officers are generally permitted to invest their own capital (or capital of estate planning vehicles that they control) directly in our funds and affiliated entities. In general, such investments are not subject to management fees, and in certain instances, may not be subject to performance fees. The opportunity to invest in our funds in the same manner is available to all of the senior Apollo professionals and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. From our inception through December 31, 2019, our professionals have committed or invested approximately $2.2 billion of their own capital to our funds.
The amount invested in our investment funds by our directors and executive officers (and their estate planning vehicles and immediate family members) during 2019 was $2,393,806, $7,006,883, $17,207,349, $4,730,506, $3,516,107, $551,933, $1,425,359, $1,093,147, $315,663, $2,603,706 and $43,331 for Messrs. Black, Harris, Rowan, Kleinman, Zelter, Kelly, Suydam, Civale, Ducey, Kraft, and Richards, respectively. The amount of distributions on their fund investments, including profits and return of capital to our directors and executive officers (and in some cases, certain estate planning vehicles controlled by them or their immediate family members) during 2019 was $26,436,431, $8,310,248, $23,778,541, $6,061,932, $3,916,259, $290,777, $2,010,616, $1,286,827, $398,851, $2,218,813 and $928 for Messrs. Black, Harris, Rowan, Kleinman, Zelter, Kelly, Suydam, Civale, Ducey, Kraft, and Richards, respectively.
Sub-Advisory Arrangements and Strategic Investment Accounts
From time to time, we have entered into sub-advisory arrangements with, or established strategic investment accounts for, certain of our directors and executive officers or vehicles they manage. Such arrangements have been approved in advance in accordance with our policy regarding transactions with related persons. In addition, such sub-advisory arrangements or strategic investment accounts have been entered into with, or advised by, an Apollo entity serving as investment advisor registered under the Investment Advisers Act, and any fee arrangements, if applicable, have been on an arms-length basis. The amount of such fees paid by our directors and executive officers or vehicles they manage to the Company during 2019 was $635,401 for Mr. Harris and $106,500 for Mr. Rowan.
Irrevocable Proxy with Tiger Global Management
The Class A shares beneficially owned (the “Subject Shares”) by advisory clients of Tiger Global Management, LLC and/or its related persons’ proprietary accounts (“Tiger”), as disclosed in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, are subject to an irrevocable proxy pursuant to which AGM Management, LLC, our Class C Stockholder (the “Class C Stockholder”), has the right to vote all of such Subject Shares at any meeting of our stockholders and in connection with any written consent of our stockholders as determined in the sole discretion of our Class C Stockholder. Upon the sale by Tiger of the Subject Shares to a person or entity that is not an affiliate of Tiger, such portion of Subject Shares that are sold will be released from the proxy. The proxy terminates on the earlier of (x) June 30, 2021 and (y) the first date Tiger does not own more than 10% of our outstanding Class A shares.
Indemnification of Directors, Officers and Others
Under our Certificate of Incorporation, in most circumstances we will indemnify the following persons, to the fullest extent permitted by law, from and against all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts: AGM Management, LLC in its capacity as the manager of Apollo Global Management, LLC, (the “Former Manager”); the Class C Stockholder; any person who is or was an affiliate of the Former Manager or the Class C Stockholder; any person who is or was a member, partner, tax matters partner, officer, director, employee, agent, fiduciary or trustee of us or our subsidiaries, the Former Manager or the Class C Stockholder or any affiliate of us or our subsidiaries, the Former Manager or the Class C Stockholder; any person who is or was serving at the request of the Former Manager or the Class C Stockholder or any affiliate of the Former Manager or the Class C Stockholder as an officer, director, employee, member, partner, tax matters partner, agent, fiduciary or trustee of another person; or any person designated by our board of directors as permitted by applicable law. We have agreed to provide this indemnification unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that these persons acted in bad faith or engaged in fraud or willful misconduct. We have also agreed to provide this indemnification for criminal proceedings. Any indemnification under these provisions will only be out of our assets. We may purchase insurance for any liabilities asserted against, and expenses incurred for, our activities, regardless of whether we would have the power to indemnify the person against liabilities under our Certificate of Incorporation.
We have entered into indemnification agreements with each of our directors, executive officers and certain of our employees which set forth the obligations described above.
We have also agreed to indemnify each of our Managing Partners and certain Contributing Partners against certain amounts that they are required to pay either in connection with a general partner obligation for the return of previously made performance fee distributions or a loan received in lieu of carried interest distributions, in each case, with respect to Fund IV, Fund V and Fund VI. See the above description of the indemnity provisions of the Managing Partner Shareholders Agreement.
Statement of Policy Regarding Transactions with Related Persons
The executive committee of our board of directors has adopted a written statement of policy regarding transactions with related persons, which we refer to as our “related person policy.” Our related person policy requires that a “related person” (as defined in paragraph (a) of Item 404 of Regulation S-K) must promptly disclose to our Chief Legal Officer any “related person transaction” (defined as any transaction that is reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. Our Chief Legal Officer will then promptly communicate that information to the executive committee of our board of directors. No related person transaction will be consummated without the approval or ratification of the executive committee of our board of directors or any committee of our board of directors consisting exclusively of disinterested directors. It is our policy that persons interested in a related person transaction will recuse themselves from any vote of a related person transaction in which they have an interest.
Director Independence
For so long as the Apollo control condition is satisfied (as described in “Item 10. Directors, Executive Officers and Corporate Governance—Management of the Company”), we are considered a “controlled company” as defined in the listing standards of the NYSE and we are exempt from the NYSE rules that require that:

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

	For the Years Ended December 31,
	2019		2018
	(in thousands)
Audit fees	$7,801	(1)	$7,127	(1)
Audit fees for Apollo fund entities	18,470	(2)	16,198	(2)
Audit-related fees	1,984	(3)(4)	1,635	(3)(4)
Tax fees	10,427	(5)	7,019	(5)
Tax fees for Apollo fund entities	34,563	(2)	28,436	(2)

(1)
Audit fees consisted of fees for (a) the audits of our consolidated financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (b) reviews of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q.

(2)	Audit and Tax fees for Apollo fund entities consisted of services to investment funds managed by Apollo in its capacity as the general partner and/or manager of such entities.

(3)	Audit-related fees consisted of comfort letters, consents and other services related to SEC and other regulatory filings.

(4)	Includes audit-related fees for Apollo fund entities of $1.3 million and $0.9 million for the years ended December 31, 2019 and 2018, respectively.

(5)	Tax fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.
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

4.17
Amendment No. 1, dated and effective as of September 30, 2019, to Indenture dated as of June 10, 2019, among APH Finance I, LLC, APH Finance 2, LLC, APH Finance 3, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.17 to the Registrant’s Form 10-Q for the period ended September 30, 2019 (File No. 001-35107)).

4.18
Indenture, dated as of December 17, 2019, among Apollo Management Holdings, L.P., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 17, 2019 (File No. 001-35107)).

4.19
Form of 4.950% Fixed-Rate Resettable Subordinated Note due 2050 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 17, 2019 (File No. 001-35107)).

*4.20	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

Exhibit Number	Exhibit Description

+10.1
Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 filed with the Securities and Exchange Commission on September 5, 2019 (File No. 333-232797)).

+10.2
Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended September 30, 2019 (File No. 001-35107)).

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

+10.9
Form of Successor Performance Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the period ended September 30, 2019 (File No. 001-35107)).

+10.10
Form of Credit Bonus Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the period ended September 30, 2018 (File No. 001-35107)).

+10.11
Form of Restricted Share Award Grant Notice and Restricted Share Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the period ended September 30, 2019 (File No. 001-35107)).

Exhibit Number	Exhibit Description

+10.12
Form of Share Award Grant Notice and Share Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q for the period ended September 30, 2019 (File No. 001-35107)).

10.13
Amended and Restated Shareholders Agreement, dated as of September 5, 2019, by and among Apollo Global Management, Inc., AP Professional Holdings, L.P., BRH Holdings, L.P., Black Family Partners, L.P., MJH Partners, L.P., MJR Foundation LLC, Leon D. Black, Marc J. Rowan and Joshua J. Harris (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 5, 2019 (File No. 001-35107)).

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

10.15
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

10.16
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

10.17
Amended and Restated Limited Liability Company Operating Agreement of AGM Management, LLC dated as of July 10, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.18
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

+10.22
Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.23
Agreement Among Principals, dated as of July 13, 2007, by and among Leon D. Black, Marc J. Rowan, Joshua J. Harris, Black Family Partners, L.P., MJR Foundation LLC, AP Professional Holdings, L.P. and BRH Holdings, L.P. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.24	Employment Agreement with Leon D. Black dated January 4, 2017 (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the period ended December 31, 2016 (File No. 001-35107)).

+10.25	Employment Agreement with Marc J. Rowan dated January 4, 2017 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the period ended December 31, 2016 (File No. 001-35107)).

+10.26	Employment Agreement with Joshua J. Harris dated January 4, 2017 (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K for the period ended December 31, 2016 (File No. 001-35107)).

10.27
Fifth Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings V, L.P. dated as of June 21, 2018 (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107)).

10.28
Fifth Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings VI, L.P. dated as of June 21, 2018 (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107)).

10.29
Fourth Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings VII, L.P. dated as of March 19, 2018 (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107)).

10.30
Fourth Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings VIII, L.P. dated as of March 19, 2018 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107)).

10.31
Fourth Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings IX, L.P. dated as of March 19, 2018 (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107)).

10.32
Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings X, L.P. dated as of March 19, 2018 (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107)).

10.33
Third Amended and Restated Limited Liability Company Agreement of Apollo Principal Holdings XI, LLC dated as of March 19, 2018 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107)).

10.34
Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings XII, L.P. dated as of March 19, 2018 (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107)).

Exhibit Number	Exhibit Description

10.35
Fourth Amended and Restated Limited Partnership Agreement of Apollo Management Holdings, L.P. dated as of October 30, 2012 (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-Q for the period ended March 31, 2013 (File No. 001-35107)).

10.36
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

10.37	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.38
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Plan Grants) (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.39
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Bonus Grants) (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.40	Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Performance Grants).

+10.41
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for new independent directors) (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.42
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for continuing independent directors) (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.43
Form of Restricted Share Award Grant Notice and Restricted Share Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.44
Form of Share Award Grant Notice and Share Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Retired Partners) (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.45	Apollo Management Companies AAA Unit Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.46
Non-Qualified Share Option Agreement pursuant to the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan with Marc Spilker dated December 2, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

Exhibit Number	Exhibit Description

10.47	Amended Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the period ended March 31, 2014 (File No. 001-35107)).

10.48	Form of Amendment to Independent Director Engagement Letter (incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-Q for the period ended September 30, 2018 (File No. 001-35107)).

*10.49	Form of Amendment to Independent Director Engagement Letter.

+10.50	Employment Agreement with Martin Kelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

+10.51	Employment Agreement with John Suydam, dated July 19, 2017 (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the period ended September 30, 2017 (File No. 001-35107))

+10.52	Letter Agreement with John Suydam, dated November 7, 2018.

*+10.53	Amendment to the Employment Agreement of John Suydam originally effective July 19, 2017, dated as of December 20, 2019.

+10.54	Letter Agreement with Scott Kleinman, dated November 12, 2017.

+10.55	Letter Agreement with Scott Kleinman, dated July 3, 2018 and effective as of January 1, 2018.

+10.56	Roll-Up Agreement with Scott Kleinman, dated as of July 13, 2007.

+10.57	Amended and Restated Employment Agreement with James Zelter dated June 20, 2014

+10.58	Employment Agreement Amendment with James C. Zelter, dated November 12, 2017.

+10.59	Roll-Up Agreement with James Zelter, dated as of July 13, 2007 (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

*+10.60	Employment Agreement with Anthony Civale, dated as of February 20, 2020

+10.61
Fourth Amended and Restated Exempted Limited Partnership Agreement of AMH Holdings (Cayman), L.P., dated March 19, 2018 (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107).

+10.62
Amended and Restated Limited Partnership Agreement of Apollo Advisors VI, L.P., dated as of April 14, 2005 and amended as of August 26, 2005 (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.63
Third Amended and Restated Limited Partnership Agreement of Apollo Advisors VII, L.P. dated as of July 1, 2008 and effective as of August 30, 2007 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

Exhibit Number	Exhibit Description

+10.64
Third Amended and Restated Limited Partnership Agreement of Apollo Credit Opportunity Advisors I, L.P., dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.65
Third Amended and Restated Limited Partnership Agreement of Apollo Credit Opportunity Advisors II, L.P., dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.66
Third Amended and Restated Limited Partnership Agreement of Apollo Credit Liquidity Advisors, L.P., dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.67
Second Amended and Restated Limited Partnership Agreement of Apollo Credit Liquidity CM Executive Carry, L.P., dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.68
Second Amended and Restated Limited Partnership Agreement Apollo Credit Opportunity CM Executive Carry I, L.P. dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.47 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.69
Second Amended and Restated Limited Partnership Agreement of Apollo Credit Opportunity CM Executive Carry II, L.P. dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.70
Second Amended and Restated Exempted Limited Partnership Agreement of AGM Incentive Pool, L.P., dated June 29, 2012 (incorporated by reference to Exhibit 10.49 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

10.71
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

10.72
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

10.73
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

10.74
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

10.75
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

10.76
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

+10.77
Form of Letter Agreement under the Amended and Restated Limited Partnership Agreement of Apollo Advisors VIII, L.P. effective as of January 1, 2014 (incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.78
Form of Award Letter under the Amended and Restated Limited Partnership Agreement of Apollo Advisors VIII, L.P. effective as of January 1, 2014 (incorporated by reference to Exhibit 10.57 to the Registrant’s Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.79
Amended and Restated Limited Partnership Agreement of Apollo EPF Advisors, L.P., dated as of February 3, 2011 (incorporated by reference to Exhibit 10.52 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

+10.80
First Amended and Restated Exempted Limited Partnership Agreement of Apollo EPF Advisors II, L.P. dated as of April 9, 2012 (incorporated by reference to Exhibit 10.53 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

+10.81
Amended and Restated Agreement of Exempted Limited Partnership of Apollo CIP Partner Pool, L.P., dated as of December 18, 2014 (incorporated by reference to Exhibit 10.54 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

+10.82
Form of Award Letter under the Amended and Restated Agreement of Exempted Limited Partnership Agreement of Apollo CIP Partner Pool, L.P. (incorporated by reference to Exhibit 10.55 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

Exhibit Number	Exhibit Description

+10.83
Second Amended and Restated Agreement of Limited Partnership of Apollo Credit Opportunity Advisors III (APO FC), L.P., dated as of December 18, 2014 (incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

+10.84
Form of Award Letter under Second Amended and Restated Agreement of Limited Partnership of Apollo Credit Opportunity Advisors III (APO FC), L.P. (incorporated by reference to Exhibit 10.57 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

+10.85
Amended and Restated Agreement of Limited Partnership of Apollo Global Carry Pool Aggregator, L.P., dated May 4, 2017 and effective as of July 1, 2016 (incorporated by reference to Exhibit 10.61 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

+10.86
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

+10.79	Form of Award Letter for Apollo Advisors IX, L.P. (incorporated by reference to Exhibit 10.71 to the Registrant’s Form 10-Q for the period ended September 30, 2018 (File No. 001-35107)).

+10.93	Amended and Restated Limited Partnership Agreement of Apollo Special Situations Advisors, L.P., dated as of February 15, 2017 and effective as of March 18, 2016.

+10.94	First Amended and Restated Agreement of Exempted Limited Partnership of Financial Credit Investment Advisors I, L.P., dated as of March 13, 2013 and effective as of January 7, 2011.

+10.95	Amended and Restated Agreement of Exempted Limited Partnership of Financial Credit Investment Advisors II, L.P., dated as of June 12, 2014 and effective as of January 1, 2014.

Exhibit Number	Exhibit Description

+10.96	Amended and Restated Limited Partnership Agreement of AAA Life Re Carry, L.P., dated as of October 15, 2009.

*10.97	Transaction Agreement, dated as of October 27, 2019, by and among Athene Holding Ltd., Apollo Global Management, Inc. and the Apollo Operating Group.

*10.98	Voting Agreement, dated as of October 27, 2019, by and among Apollo Management Holdings, L.P. and the Other Shareholders.

*21.1	Subsidiaries of Apollo Global Management, Inc.

*23.1	Consent of Deloitte & Touche LLP

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

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

Apollo Global Management, Inc.
(Registrant)

Date: February 21, 2020	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer and Co-Chief Operating Officer (principal financial officer and authorized signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Leon Black	Chairman and Chief Executive Officer and Director	February 21, 2020
Leon Black	(principal executive officer)

/s/ Martin Kelly	Chief Financial Officer and Co-Chief Operating Officer	February 21, 2020
Martin Kelly	(principal financial officer)

/s/ Robert MacGoey	Chief Accounting Officer	February 21, 2020
Robert MacGoey	(principal accounting officer)

/s/ Joshua Harris	Senior Managing Director and Director	February 21, 2020
Joshua Harris

/s/ Marc Rowan	Senior Managing Director and Director	February 21, 2020
Marc Rowan

/s/ Michael Ducey	Director	February 21, 2020
Michael Ducey

/s/ Robert Kraft	Director	February 21, 2020
Robert Kraft

/s/ AB Krongard	Director	February 21, 2020
AB Krongard

/s/ Pauline Richards	Director	February 21, 2020
Pauline Richards