Form 10-K/A
period 2019-12-31
Apollo Global Management, Inc.
filed 2020-03-23
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form
10-K/A
Amendment No. 1

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

EXPLANATORY NOTE
Apollo Global Management Inc., a Delaware corporation, together with its subsidiaries, where applicable, the “Company”, which may also be referred to as “we”, “us” or “our”, is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019, which was filed on February 21, 2020 (the “Form
10-K”),
to provide audited financial statements for Athene Holding Ltd. pursuant to Rule
3-09
of Regulation
S-X
for the year ended December 31, 2019.
This Amendment also updates, amends and supplements Part IV, Item 15 of the Form
10-K
to include the filing of Exhibit 23.2, the consent of PricewaterhouseCoopers LLP, and Exhibits 31.3, 31.4, 32.3 and 32.4, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule
13a-14(a)
and (b) of the Securities Exchange Act of 1934, as amended.
No other changes have been made to the Form
10-K.
This Amendment does not reflect subsequent events that may have occurred after the original filing date of the Form
10-K
or modify or update in any way disclosures made in the
10-K.
Among other things, forward-looking statements made in the Form
10-K
have not been revised to reflect events that occurred or facts that became known to us after the filing of the Form
10-K,
and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Form
10-K
and any subsequent filings with the Securities and Exchange Commission.
PART IV.
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Documents filed as part of this report
Exhibits
The following exhibits are filed as part of or incorporated by reference into this report:

Exhibit Number	Exhibit Description

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

^4.20	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

Exhibit Number	Exhibit Description

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

10.16
Sixth Amended and Restated Exchange Agreement, dated as of September 5, 2019, by and among Apollo Global Management, Inc., Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., Apollo Principal Holdings XI, LLC, Apollo Principal Holdings XII, L.P., AMH Holdings (Cayman), L.P. and the Apollo Principal Holders (as defined therein) from time to time party thereto (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 5, 2019 (File No. 001-35107)).

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

Exhibit Number	Exhibit Description

10.47	Amended Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the period ended March 31, 2014 (File No. 001-35107)).

10.48	Form of Amendment to Independent Director Engagement Letter (incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-Q for the period ended September 30, 2018 (File No. 001-35107)).

^10.49	Form of Amendment to Independent Director Engagement Letter.

+10.50	Employment Agreement with Martin Kelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

+10.51	Employment Agreement with John Suydam, dated July 19, 2017 (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the period ended September 30, 2017 (File No. 001-35107))

+10.52	Letter Agreement with John Suydam, dated November 7, 2018.

^+10.53	Amendment to the Employment Agreement of John Suydam originally effective July 19, 2017, dated as of December 20, 2019.

+10.54	Letter Agreement with Scott Kleinman, dated November 12, 2017.

+10.55	Letter Agreement with Scott Kleinman, dated July 3, 2018 and effective as of January 1, 2018.

+10.56	Roll-Up Agreement with Scott Kleinman, dated as of July 13, 2007.

+10.57	Amended and Restated Employment Agreement with James Zelter dated June 20, 2014

+10.58	Employment Agreement Amendment with James C. Zelter, dated November 12, 2017.

+10.59	Roll-Up Agreement with James Zelter, dated as of July 13, 2007 (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

^+10.60	Employment Agreement with Anthony Civale, dated as of February 20, 2020

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

+10.79	Form of Award Letter for Apollo Advisors IX, L.P. (incorporated by reference to Exhibit 10.71 to the Registrant’s Form 10-Q for the period ended September 30, 2018 (File No. 001-35107)).

+10.93	Amended and Restated Limited Partnership Agreement of Apollo Special Situations Advisors, L.P., dated as of February 15, 2017 and effective as of March 18, 2016.

+10.94	First Amended and Restated Agreement of Exempted Limited Partnership of Financial Credit Investment Advisors I, L.P., dated as of March 13, 2013 and effective as of January 7, 2011.

+10.95	Amended and Restated Agreement of Exempted Limited Partnership of Financial Credit Investment Advisors II, L.P., dated as of June 12, 2014 and effective as of January 1, 2014.

Exhibit Number	Exhibit Description

+10.96	Amended and Restated Limited Partnership Agreement of AAA Life Re Carry, L.P., dated as of October 15, 2009.

^10.97	Transaction Agreement, dated as of October 27, 2019, by and among Athene Holding Ltd., Apollo Global Management, Inc. and the Apollo Operating Group.

^10.98	Voting Agreement, dated as of October 27, 2019, by and among Apollo Management Holdings, L.P. and the Other Shareholders.

^21.1	Subsidiaries of Apollo Global Management, Inc.

^23.1	Consent of Deloitte & Touche LLP.

*23.2	Consent of PricewaterhouseCoopers LLP.

^31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

^31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*31.3	Certification of the Chief Executive Officer pursuant to Rule 13a – 14(a).

*31.4	Certification of the Chief Financial Officer pursuant to Rule 13a – 14(a).

^32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

^32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.3	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.4	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Audited Financial Statements of Athene Holding Ltd. as of and for the Year Ended December 31, 2019 (included in the Annual Report on Form 10-K of Athene Holding, Ltd. for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on February 20, 2020).

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104
The cover page from Apollo Global Management Inc.’s Amendment No. 1 to the Annual Report on Form
10-K
for the fiscal year ended December 31, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
^	Previously filed with the Form 10-K.
+	Management contract or compensatory plan or arrangement.
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

Apollo Global Management, Inc.
(Registrant)

Date: March 2 3 , 2020	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer and Co-Chief Operating Officer