Form 10-Q
period 2020-03-31
Apollo Global Management, Inc.
filed 2020-05-11
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020 OR

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

Securities registered pursuant to Section 12(g) of the Act: None

As of May 7, 2020 there were 228,834,099 shares of Class A common stock, 1 share of Class B common stock and 1 share of Class C common stock of the registrant outstanding.

Forward-Looking Statements
This quarterly report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this quarterly report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to our dependence on certain key personnel, our ability to raise new credit, private equity, or real assets funds, the outbreak of the novel coronavirus disease 2019 (“COVID-19”), the impact of energy market dislocation, market conditions generally, our ability to manage our growth, fund performance, changes in our regulatory environment and tax status, the variability of our revenues, net income and cash flow, our use of leverage to finance our businesses and investments by our funds and litigation risks, among others. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of the Apollo funds and their portfolio companies, for an indefinite period of time. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on February 21, 2020 (the “2019 Annual Report”) and in this report; as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.
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
“Athora Holding” refers to Athora Holding, Ltd. (“Athora Holding” and together with its subsidiaries, “Athora”), a strategic platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). The Company, through ISGI, provides investment advisory services to Athora. Athora Non-Sub-Advised Assets includes the Athora assets which are managed by Apollo but not sub-advised by Apollo nor invested in Apollo funds or investment vehicles. Athora Sub-Advised includes assets which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages;
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
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on March 31, 2020 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
“gross IRR” of a real assets fund excluding the principal finance funds represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on March 31, 2020 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
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
“net IRR” of a real assets fund excluding the principal finance funds represents the cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of March 31, 2020 or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
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
“permanent capital vehicles” refers to (a) assets that are owned by or related to Athene or Athora, (b) assets that are owned by or related to MidCap FinCo Designated Activity Company (“MidCap”) and managed by Apollo, (c) assets of publicly traded vehicles managed by Apollo such as Apollo Investment Corporation (“AINV”), Apollo Commercial Real Estate Finance, Inc. (“ARI”), Apollo Tactical Income Fund Inc. (“AIF”), and Apollo Senior Floating Rate Fund Inc. (“AFT”), in each case that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law and (d) a non-traded business development company from which Apollo earns certain investment-related service fees. The investment management agreements of AINV, AIF and AFT have one year terms, are reviewed annually and remain in effect only if approved by the boards of directors of such companies or by the affirmative vote of the holders of a majority of the outstanding voting shares of such companies, including in either case, approval by a majority of the directors who are not “interested persons” as defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, the investment management agreements of AINV, AIF and AFT may be terminated in certain circumstances upon 60 days’ written notice. The investment management agreement of ARI has a one year term and is reviewed annually by ARI’s board of directors and may be terminated under certain circumstances by an affirmative vote of at least two-thirds of ARI’s independent directors. The investment management or advisory arrangements between each of MidCap and Apollo, Athene and Apollo, and Athora and Apollo, may also be terminated under certain circumstances. The agreement pursuant to which Apollo earns certain investment-related service fees from a non-traded business development company may be terminated under certain limited circumstances;
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
“Strategic Investor” refers to the California Public Employees’ Retirement System, or “CalPERS”;
“Total Invested Capital” refers to the aggregate cash invested by the relevant Apollo fund and includes capitalized costs relating to investment activities, if any, but does not give effect to cash pending investment or available for reserves and excludes amounts, if any, invested on a financed basis with leverage facilities;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
AS OF MARCH 31, 2020 AND DECEMBER 31, 2019
(dollars in thousands, except share data)

	As of March 31, 2020	As of December 31, 2019
Assets:
Cash and cash equivalents	$647,784	$1,556,202
Restricted cash	19,764	19,779
U.S. Treasury securities, at fair value	864,749	554,387
Investments (includes performance allocations of $371,707 and $1,507,571 as of March 31, 2020 and December 31, 2019, respectively)	2,504,676	3,609,859
Assets of consolidated variable interest entities:
Cash and cash equivalents	629,097	45,329
Investments, at fair value	9,439,251	1,213,169
Other assets	170,772	41,688
Incentive fees receivable	864	2,414
Due from related parties	644,320	415,069
Deferred tax assets, net	875,598	473,165
Other assets	245,786	326,449
Lease assets	186,225	190,696
Goodwill	93,911	93,911
Total Assets	$16,322,797	$8,542,117
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$100,229	$94,364
Accrued compensation and benefits	66,813	64,393
Deferred revenue	128,087	84,639
Due to related parties	1,339,085	501,387
Profit sharing payable	341,030	758,669
Debt	2,651,232	2,650,600
Liabilities of consolidated variable interest entities:
Debt, at fair value	5,099,484	850,147
Notes payable	1,862,206	—
Other liabilities	968,634	79,572
Other liabilities	60,242	210,740
Lease liabilities	206,721	209,479
Total Liabilities	12,823,763	5,503,990
Commitments and Contingencies (see note 15)
Stockholders’ Equity:
Apollo Global Management, Inc. stockholders’ equity:
Series A Preferred Stock, 11,000,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	264,398	264,398
Series B Preferred Stock, 12,000,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	289,815	289,815
Class A Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 228,834,099 and 222,994,407 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Class B Common Stock, $0.00001 par value, 999,999,999 shares authorized, 1 share issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Class C Common Stock, $0.00001 par value, 1 share authorized, 1 share issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Additional paid in capital	1,085,949	1,302,587
Accumulated deficit	(1,075,323)	—
Accumulated other comprehensive loss	(8,201)	(4,578)
Total Apollo Global Management, Inc. Stockholders’ equity	556,638	1,852,222
Non-Controlling Interests in consolidated entities	2,122,281	281,904
Non-Controlling Interests in Apollo Operating Group	820,115	904,001
Total Stockholders’ Equity	3,499,034	3,038,127
Total Liabilities and Stockholders’ Equity	$16,322,797	$8,542,117
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Management fees	$396,604	$380,026
Advisory and transaction fees, net	36,963	19,569
Investment income (loss):
Performance allocations	(1,734,323)	251,497
Principal investment income (loss)	(187,849)	26,025
Total investment income (loss)	(1,922,172)	277,522
Incentive fees	19,519	660
Total Revenues	(1,469,086)	677,777
Expenses:
Compensation and benefits:
Salary, bonus and benefits	139,269	119,163
Equity-based compensation	52,122	45,077
Profit sharing expense	(635,998)	123,447
Total compensation and benefits	(444,607)	287,687
Interest expense	31,242	19,108
General, administrative and other	84,522	71,662
Placement fees	409	(440)
Total Expenses	(328,434)	378,017
Other Income (Loss):
Net gains (losses) from investment activities	(1,264,551)	18,829
Net gains (losses) from investment activities of consolidated variable interest entities	(165,920)	9,466
Interest income	7,934	7,076
Other income (loss), net	(16,507)	90
Total Other Income (Loss)	(1,439,044)	35,461
Income (loss) before income tax (provision) benefit	(2,579,696)	335,221
Income tax (provision) benefit	295,853	(19,654)
Net Income (Loss)	(2,283,843)	315,567
Net (income) loss attributable to Non-Controlling Interests	1,287,625	(166,510)
Net Income (Loss) Attributable to Apollo Global Management, Inc.	(996,218)	149,057
Series A Preferred Stock Dividends	(4,383)	(4,383)
Series B Preferred Stock Dividends	(4,781)	(4,781)
Net Income (Loss) Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$(1,005,382)	$139,893
Net Income (Loss) Per Share of Class A Common Stock:
Net Income (Loss) Available to Class A Common Stock – Basic	$(4.47)	$0.67
Net Income (Loss) Available to Class A Common Stock – Diluted	$(4.47)	$0.67
Weighted Average Number of Shares of Class A Common Stock Outstanding – Basic	226,757,519	200,832,323
Weighted Average Number of Shares of Class A Common Stock Outstanding – Diluted	226,757,519	200,832,323

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2020	2019
Net Income (Loss)	$(2,283,843)	$315,567
Other Comprehensive Income (Loss), net of tax:
Currency translation adjustments, net of tax	(5,815)	(7,001)
Net gain (loss) from change in fair value of cash flow hedge instruments	51	26
Net gain (loss) on available-for-sale securities	(4,900)	(82)
Total Other Comprehensive Income (Loss), net of tax	(10,664)	(7,057)
Comprehensive Income (Loss)	(2,294,507)	308,510
Comprehensive (Income) Loss attributable to Non-Controlling Interests	1,294,666	(160,104)
Comprehensive Income (Loss) Attributable to Apollo Global Management, Inc.	$(999,841)	$148,406

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(dollars in thousands, except share data)
The following statement for the three months ended March 31, 2019 represents Apollo Global Management, LLC as a limited liability company prior to the Conversion:

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

The following statement for the three months ended March 31, 2020 represents Apollo Global Management, Inc. as a corporation subsequent to the Conversion:

	Apollo Global Management, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Stockholders’ Equity
Balance at January 1, 2020	222,994,407	1	1	264,398	289,815	1,302,587	—	(4,578)	1,852,222	281,904	904,001	3,038,127
Equity transaction with Athene Holding	—	—	—	—	—	(54,868)	—	—	(54,868)	—	1,214,577	1,159,709
Consolidation of VIEs	—	—	—	—	—	—	—	—	—	1,895,095	—	1,895,095
Dilution impact of issuance of Class A Common Stock	—	—	—	—	—	8,203	—	—	8,203	—	—	8,203
Capital increase related to equity-based compensation	—	—	—	—	—	45,691	—	—	45,691	—	—	45,691
Capital contributions	—	—	—	—	—	—	—	—	—	143,027	—	143,027
Dividends/ Distributions	—	—	—	(4,383)	(4,781)	(212,849)	—	—	(222,013)	(28,937)	(155,638)	(406,588)
Payments related to issuances of Class A Common Stock for equity-based awards	2,796,287	—	—	—	—	30,374	(69,941)	—	(39,567)	—	—	(39,567)
Repurchase of Class A Common Stock	(2,194,095)	—	—	—	—	(64,205)	—	—	(64,205)	—	—	(64,205)
Exchange of AOG Units for Class A Common Stock	5,237,500	—	—	—	—	31,016	—	—	31,016	—	(16,967)	14,049
Net income (loss)	—	—	—	4,383	4,781	—	(1,005,382)	—	(996,218)	(164,409)	(1,123,216)	(2,283,843)
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	(797)	(797)	(4,399)	(619)	(5,815)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	—	28	28	—	23	51
Net loss on available-for-sale securities	—	—	—	—	—	—	—	(2,854)	(2,854)	—	(2,046)	(4,900)
Balance at March 31, 2020	228,834,099	1	1	264,398	289,815	1,085,949	(1,075,323)	(8,201)	556,638	2,122,281	820,115	3,499,034

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(2,283,843)	$315,567
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	52,122	45,077
Depreciation and amortization	4,478	3,644
Unrealized (gains) losses from investment activities	1,267,569	(16,917)
Principal investment (income) loss	187,849	(26,025)
Performance allocations	1,734,323	(251,497)
Change in fair value of contingent obligations	(23,163)	3,328
Deferred taxes, net	(311,173)	15,032
Non-cash lease expense	14,136	6,666
Other non-cash amounts included in net income (loss), net	9,440	(6,427)
Cash flows due to changes in operating assets and liabilities:
Incentive fees receivable	1,550	6,792
Due from related parties	(231,184)	(4,527)
Accounts payable and accrued expenses	5,865	12,888
Accrued compensation and benefits	2,420	(13,030)
Deferred revenue	44,290	73,203
Due to related parties	(642)	(1,285)
Profit sharing payable	(381,825)	66,710
Lease liability	(12,423)	(7,056)
Other assets and other liabilities, net	(29,929)	(13,153)
Cash distributions of earnings from principal investments	6,459	12,956
Cash distributions of earnings from performance allocations	174,471	81,482
Satisfaction of contingent obligations	(12,651)	(1,315)
Apollo Fund and VIE related:
Net realized and unrealized (gains) losses from investing activities and debt	445,326	(8,994)
Cash transferred from consolidated VIEs	502,153	—
Purchases of investments	(590,234)	(80,004)
Proceeds from sale of investments	523,770	77,099
Changes in other assets and other liabilities, net	(231,540)	1,887
Net Cash Provided by Operating Activities	$867,614	$292,101
Cash Flows from Investing Activities:
Purchases of fixed assets	$(18,168)	$(4,898)
Proceeds from sale of investments	8,412	1,059
Purchase of investments	(381,404)	(15,048)
Purchase of U.S. Treasury securities	(1,056,827)	(541,530)
Proceeds from maturities of U.S. Treasury securities	740,043	229,322
Cash contributions to equity method investments	(82,499)	(62,727)
Cash distributions from equity method investments	31,323	19,556
Issuance of related party loans	(150)	(450)
Other investing activities	(118)	108
Net Cash Used in Investing Activities	$(759,388)	$(374,608)
Cash Flows from Financing Activities:
Principal repayments of debt	$(16,990)	$(29)
Dividends to Preferred Stockholders	(9,164)	(9,164)
Issuance of debt	18,756	550,000
Repurchase of Class A Common Stock	(64,205)	(72,316)
Payments related to deliveries of Class A Common Stock for RSUs	(69,941)	(39,193)
Dividends paid	(212,849)	(118,304)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(155,638)	(113,258)
Other financing activities	(1,871)	(6,760)
Apollo Fund and VIE related:
Issuance of debt	504,420	—
Principal repayment of debt	(621,273)	—
Issuances of debt within other liabilities of consolidated VIEs	80,474	—
Distributions paid to Non-Controlling Interests in consolidated entities	(27,651)	—
Contributions from Non-Controlling Interests in consolidated entities	143,041	—
Net Cash Provided by (Used in) Financing Activities	$(432,891)	$190,976
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	(324,665)	108,469
Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities, Beginning of Period	1,621,310	662,875
Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities, End of Period	$1,296,645	$771,344
Supplemental Disclosure of Cash Flow Information:
Interest paid	$28,243	$7,991
Interest paid by consolidated variable interest entities	92,731	3,599
Income taxes paid	10,559	2,639
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash distributions from principal investments	$(586)	$—
Non-cash purchases of other investments, at fair value	1,153,316	—
Non-cash loss on Athene equity swap	(61,261)	—
Supplemental Disclosure of Non-Cash Financing Activities:
Capital increases related to equity-based compensation	$45,691	$34,024
Issuance of restricted shares	30,374	1,392
Non-cash issuance of AOG units to Athene	1,214,577	—
Other non-cash financing activities	8,203	—
Net Assets Transferred from Consolidated Variable Interest Entity:
Investments, at fair value	9,061,907	—
Other assets	130,907	—
Debt, at fair value	(6,829,326)	—
Other liabilities	(967,575)	—
Non-Controlling interest in consolidated entities related to acquisition	(1,898,067)	—
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	76,580	546
Due to related parties	(62,531)	(464)
Additional paid in capital	(14,049)	(82)
Non-Controlling Interest in Apollo Operating Group	16,967	368

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Consolidated Statements of Financial Condition:
Cash and cash equivalents	$647,784	$720,253
Restricted cash	19,764	3,450
Cash and cash equivalents held at consolidated variable interest entities	629,097	47,641
Total Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$1,296,645	$771,344

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

Organization of the Company
Effective September 5, 2019, AGM Inc. converted from a Delaware limited liability company named Apollo Global Management, LLC to a Delaware corporation named Apollo Global Management, Inc. (the “Conversion”). The Company was formed as a Delaware limited liability company on July 3, 2007, and, until the Conversion, was managed by AGM Management, LLC, which is indirectly wholly-owned and controlled by Leon Black, Joshua Harris and Marc Rowan, its Managing Partners.
As of March 31, 2020, the Company owned, through six intermediate holding companies, 52.9% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly owned subsidiaries.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and certain of the Company’s other partners (the “Contributing Partners”) indirectly beneficially own interests in each of the entities that comprise the Apollo Operating Group. As of March 31, 2020, Holdings owned 40.4% of the economic interests in the Apollo Operating Group. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.
Impact from Novel Coronavirus Pandemic
The pandemic resulting from the novel coronavirus (“COVID-19”) and the actions taken in response have caused severe disruption to the global economy and financial markets. In line with public equity and credit indices, Apollo has experienced significant unrealized mark-to-market losses in its underlying funds from the reversal of previously earned performance allocations and principal investment losses from mark-to-market adjustments to the general partner investments in the funds Apollo manages.
Athene and Apollo Strategic Transaction
On February 28, 2020, pursuant to a transaction agreement (the “Transaction Agreement”) between Athene Holding, AGM Inc. and the entities that form the Apollo Operating Group, the Apollo Operating Group issued 29,154,519 non-voting equity interests of the Apollo Operating Group to Athene Holding. As a result, as of March 31, 2020, Athene Holding owned 6.7% of the economic interests in the Apollo Operating Group. See note 14 for further disclosure regarding the Transaction Agreement. We recorded unrealized net losses from our investment in Athene Holding from the combined impact of COVID-19 related market dislocation and the discount due to a lack of marketability (“DLOM”). See note 6 for further disclosure regarding the DLOM.
As noted further in note 14, Apollo purchased a 17% incremental equity ownership stake in Athene, bringing Apollo’s beneficial ownership in Athene to 28.0%. This has resulted in Apollo’s indirect ownership in certain VIEs, through Athene, being

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

considered significant such that the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs. Accordingly, there has been a significant increase in consolidated VIE assets, liabilities and Non-Controlling Interests as of March 31, 2020 as compared to December 31, 2019.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and instructions to the Quarterly Report on Form 10-Q. The condensed consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting only of normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the annual financial statements included in the 2019 Annual Report.
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
Cash and Cash Equivalents
Apollo considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include money market funds and U.S. Treasury securities with original maturities of three months or less when purchased. Interest income from cash and cash equivalents is recorded in interest income in the condensed consolidated statements of operations. The carrying values of the money market funds and U.S. Treasury securities were $436.3 million and $253.5 million as of March 31, 2020 and December 31, 2019, respectively, which approximate their fair values due to their short-term nature and are categorized as Level I within the fair value hierarchy. Substantially all of the Company’s cash on deposit is in interest bearing accounts with major financial institutions and exceed insured limits.
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
When a security is valued based on broker quotes, the Company subjects those quotes to various criteria in making the determination as to whether a particular financial instrument would qualify for classification as Level II or Level III. These

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

criteria include, but are not limited to, the number and quality of the broker quotes, the standard deviations of the observed broker quotes, and the percentage deviation from external pricing services.
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
Financial Instruments held by Consolidated VIEs
The Company measures both the financial assets and financial liabilities of the consolidated CLOs in its condensed consolidated financial statements using the fair value of the financial assets or financial liabilities of the consolidated CLOs, whichever are more observable.
Where financial assets are more observable, the financial assets of the consolidated CLOs are measured at fair value and the financial liabilities are measured in consolidation as: (i) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs less (ii) the sum of the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interest retained by the Company) using a reasonable and consistent methodology.
Where financial liabilities are more observable, the financial liabilities of the consolidated CLOs are measured at fair value and the financial assets are measured in consolidation as: (i) the sum of the fair value of the financial liabilities, and the carrying value of any nonfinancial liabilities that are incidental to the operations of the CLOs less (ii) the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs. The resulting amount is allocated to the individual financial assets using a reasonable and consistent methodology.
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
Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $70.5 million of revenue recognized during the three months ended March 31, 2020 that was previously deferred as of January 1, 2020.
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
When applicable, the Company may record a general partner obligation to return previously distributed performance allocations. The general partner obligation is based upon an assumed liquidation of a fund’s net assets as of the reporting date and is reported within due to related parties. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund.
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
Incentive fees are considered a form of variable consideration as they are subject to clawback or reversal and therefore must be deferred until the fees are probable to not be significantly reversed. Accrued but unpaid incentive fees are reported within incentive fees receivable in the Company’s condensed consolidated statements of financial condition. The Company’s incentive fees primarily relate to the credit segment and are generally received from CLOs, managed accounts and AINV.

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
Additionally, profit sharing amounts previously distributed may be subject to clawback from employees and former employees. When applicable, the accrual for potential clawback of previously distributed profit sharing amounts, which is a component of due from related parties on the condensed consolidated statements of financial condition, represents all amounts previously distributed to employees and former employees that would need to be returned to the general partner if the Apollo funds were to be liquidated based on the fair value of the underlying funds’ investments as of the reporting date. The actual general partner receivable, however, would not become realized until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund.
Profit sharing payable also includes contingent consideration obligations that were recognized in connection with certain Apollo acquisitions. Changes in the fair value of the contingent consideration obligations are reflected in the Company’s condensed consolidated statements of operations as profit sharing expense.
The Company has a performance-based incentive arrangement for certain Apollo partners and employees designed to more closely align compensation on an annual basis with the overall realized performance of the Company. This arrangement enables certain partners and employees to earn discretionary compensation based on performance revenue earned by the Company in a given year, which amounts are reflected in profit sharing expense in the accompanying condensed consolidated financial statements. The Company may also use dividends it receives from investments in MidCap, ARI and AINV to compensate employees. These amounts are recorded as profit sharing expense in the Company’s condensed consolidated statements of operations.
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
Non-Controlling Interests are presented as a separate component of stockholders’ equity on the Company’s condensed consolidated statements of financial condition. The primary components of Non-Controlling Interests are separately presented in the Company’s consolidated statements of changes in stockholders’ equity to clearly distinguish the interest in the Apollo Operating Group and other ownership interests in the consolidated entities. Net income includes the net income attributable to the holders of Non-Controlling Interests on the Company’s condensed consolidated statements of operations. Profits and losses are allocated to Non-Controlling Interests in proportion to their relative ownership interests regardless of their basis.
Use of Estimates
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Apollo’s most significant estimates include goodwill, intangible assets, income taxes, performance allocations, incentive fees, contingent consideration obligation related to an acquisition, non-cash compensation, and fair value of investments and debt. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is unable to predict the adverse impact the COVID-19 pandemic will ultimately have. While such impact may change considerably over time, the estimates and assumptions affecting the Company’s condensed consolidated financial statements are based on information available as of March 31, 2020. Actual results could differ materially from those estimates.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Recent Accounting Pronouncements
In June 2016, the FASB issued guidance intended to provide financial statement users with more useful information about the expected credit losses on financial instruments held by a reporting entity at each reporting date. To achieve this objective, the new guidance replaces the incurred loss methodology in current U.S. GAAP with a methodology that reflects expected credit losses. The new guidance will affect entities to varying degrees depending on the credit quality of the assets held by the entity, their duration, and how the entity applies current U.S. GAAP. The new guidance is effective for the Company on January 1, 2020. The new guidance did not have a material impact on the condensed consolidated financial statements of the Company.
In January 2017, the FASB issued guidance intended to simplify the test for goodwill impairment. The guidance removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment (Step 2). Under the guidance, a goodwill impairment is calculated as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in the reporting unit. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be performed prospectively. The guidance did not have a material impact on the condensed consolidated financial statements of the Company.

In August 2018, the FASB issued guidance which changes the fair value disclosure requirements. The guidance includes new fair value disclosure requirements and eliminates and modifies certain other fair value disclosure requirements. The Company previously early adopted the eliminated and modified disclosure requirements upon issuance of the guidance during the three month period ended September 30, 2018. The remaining guidance was adopted by the Company on January 1, 2020.
3. INVESTMENTS
The following table presents Apollo’s investments:

	As of March 31, 2020	As of December 31, 2019
Investments, at fair value	$1,292,865	$1,053,556
Equity method investments	840,104	1,048,732
Performance allocations	371,707	1,507,571
Total Investments	$2,504,676	$3,609,859

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

As of March 31, 2020 and for the three months ended March 31, 2020, the Company’s investment in Athene Holding, for which the fair value option was elected, met the significance criteria as defined by the SEC. As a result, the following table presents summarized financial information of Athene Holding:

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Statements of Operations
Revenues	$(1,549)	$4,995
Expenses	(167)	4,255
Income (loss) before income tax provision	(1,382)	740
Income tax provision (benefit)	(166)	32
Net income (loss)	$(1,216)	$708
Net loss attributable to Non-Controlling Interests	169	—
Net income (loss) available to Athene shareholders	(1,047)	708
Preferred stock dividends	(18)	—
Net income (loss) available to Athene common shareholders	$(1,065)	$708

Net Gains (Losses) from Investment Activities
The following table presents the realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	For the Three Months Ended March 31,
	2020	2019
Realized gains (losses) on sales of investments, net	$1,807	$(137)
Net change in unrealized gains (losses) due to changes in fair value	(1,266,358)	18,966
Net gains (losses) from investment activities	$(1,264,551)	$18,829

Equity Method Investments
Apollo’s equity method investments include its investments in the credit, private equity and real assets funds it manages, which are not consolidated, but in which the Company exerts significant influence. Apollo’s share of net income generated by these investments is recorded in principal investment income in the condensed consolidated statements of operations.
Equity method investments consisted of the following:

	Equity Held as of
	March 31, 2020	(4)	December 31, 2019	(4)
Credit(1)	$236,853		$318,054
Private Equity(2)	526,462		632,540
Real Assets	76,789		98,138
Total equity method investments(3)	$840,104		$1,048,732

(1)
The equity method investment in AINV was $49.0 million and $51.0 million as of March 31, 2020 and December 31, 2019, respectively. The value of the Company’s investment in AINV was $19.6 million and $51.3 million based on the quoted market price of AINV as of March 31, 2020 and December 31, 2019, respectively.

(2)
The equity method investment in Fund VIII was $267.4 million and $370.7 million as of March 31, 2020 and December 31, 2019, respectively, representing an ownership percentage of 2.2% and 2.2% as of March 31, 2020 and December 31, 2019, respectively.

(3)	Certain funds invest across multiple segments. The presentation in the table above is based on the classification of the majority of such funds’ investments.

(4)	Some amounts included are a quarter in arrears.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Performance Allocations
Performance allocations receivable recorded within investments in the condensed consolidated statements of financial condition from credit, private equity and real assets funds consisted of the following:

	As of March 31, 2020	As of December 31, 2019
Credit	$220,839	$418,517
Private Equity	26,569	822,531
Real Assets	124,299	266,523
Total performance allocations	$371,707	$1,507,571
The table below provides a roll forward of the performance allocations balance:

	Credit	Private Equity	Real Assets	Total
Performance allocations, January 1, 2020	$418,517	$822,531	$266,523	$1,507,571
Change in fair value of funds	(65,137)	(792,774)	(103,482)	(961,393)
Fund distributions to the Company	(132,541)	(3,188)	(38,742)	(174,471)
Performance allocations, March 31, 2020	$220,839	$26,569	$124,299	$371,707

The change in fair value of funds excludes the general partner obligation to return previously distributed performance allocations, which is recorded in due to related parties in the condensed consolidated statements of financial condition. See note 14 for further disclosure regarding the general partner obligation.
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
4. PROFIT SHARING PAYABLE
Profit sharing payable consisted of the following:

	As of March 31, 2020	As of December 31, 2019
Credit	$221,525	$314,125
Private Equity	35,252	329,817
Real Assets	84,253	114,727
Total profit sharing payable	$341,030	$758,669

The table below provides a roll-forward of the profit sharing payable balance:

	Credit	Private Equity	Real Assets	Total
Profit sharing payable, January 1, 2020	$314,125	$329,817	$114,727	$758,669
Profit sharing expense	(29,085)	(290,873)	(17,759)	(337,717)
Payments/other	(63,515)	(3,692)	(12,715)	(79,922)
Profit sharing payable, March 31, 2020	$221,525	$35,252	$84,253	$341,030

Profit sharing expense includes (i) changes in amounts payable to employees and former employees entitled to a share of performance revenues in Apollo’s funds and (ii) changes to the fair value of the contingent consideration obligations recognized in connection with certain Apollo acquisitions. Profit sharing expense excludes the potential return of profit sharing distributions that would be due if certain funds were liquidated, which is recorded in due from related parties in the condensed consolidated statements of financial condition. See note 14 for further disclosure regarding the potential return of profit sharing distributions.

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
Consolidated Variable Interest Entities
As noted further in note 14, Apollo purchased a 17% incremental equity ownership stake in Athene, bringing Apollo’s beneficial ownership in Athene to approximately 28.0% as of March 31, 2020. This has resulted in Apollo’s indirect ownership through Athene in several VIEs being considered significant and therefore Apollo has consolidated such VIEs given that the Company also has the power to direct the activities that most significantly impact the economic performance of these VIEs. Accordingly, there has been a significant increase in consolidated VIE assets and liabilities as of March 31, 2020 when compared to December 31, 2019.
The Company consolidated the financial positions and results of operations of VIEs where the Company is the primary beneficiary. These consolidated VIEs include certain CLOs as well as certain funds managed by the Company that were consolidated as a result of the Transaction Agreement. Through its role as collateral manager or general partner of these VIEs, the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs. In addition, the Company’s combined interests in these VIEs are significant. The assets are not available to creditors of the Company, and the investors in these consolidated VIEs have no recourse against the assets of the Company. There is no recourse to the Company for the consolidated VIEs’ liabilities.
The Company measures the fair value of the financial assets and the financial liabilities of the CLOs using the fair value of either the financial assets or financial liabilities, whichever is more observable (see note 2 for further discussion). The Company has elected the fair value option for financial instruments held by its consolidated CLOs, which includes investments in loans and corporate bonds, as well as debt obligations and contingent obligations. Other assets include amounts due from brokers and interest receivables. Other liabilities include payables for securities purchased, which represent open trades within the consolidated CLOs and primarily relate to corporate loans that are expected to settle within 60 days.
The consolidated funds managed by the Company are investment companies and their investments, which include equity securities as well as debt securities, are held at fair value. Other assets of the consolidated funds include interest receivables and receivables from affiliates. Other liabilities include debt held at amortized cost as well as short-term payables.
Included within liabilities of the consolidated VIEs are notes payable related to certain funds managed by the Company. Each series of notes in a respective consolidated VIE participates in distributions from the VIE, including principal and interest from underlying investments, in accordance with the terms of the note series. Amounts allocated to the noteholders reflect amounts that would be distributed if the VIE’s affairs were wound up and its assets sold for cash equal to their respective carrying values, its liabilities satisfied in accordance with their terms, and all the remaining amounts distributed to the noteholders. The respective VIEs that issue the notes payable are marked at their prevailing net asset value, which approximates fair value.
Results from certain funds managed by the Company are reported on a three month lag based upon the availability of financial information.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities
The following table presents net gains from investment activities of the consolidated VIEs:

	For the Three Months Ended March 31,
	2020	(1)	2019	(1)
Net gains (losses) from investment activities	$(979,224)		$17,982
Net gains (losses) from debt	534,451		(8,936)
Interest and other income	151,442		4,961
Interest and other expenses	127,411		(4,541)
Net gains (losses) from investment activities of consolidated variable interest entities	$(165,920)		$9,466

(1)	Amounts reflect consolidation eliminations.
Senior Secured Notes, Subordinated Notes and Secured Borrowings
Included within debt, at fair value and other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts:

	As of March 31, 2020				As of December 31, 2019
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)	$5,150,657	3.10%		6.2	$757,628	1.56%		10.2
Subordinated Notes(2)	578,380	N/A	(1)	23.2	93,572	N/A	(1)	20.4
Secured Borrowings(2)(3)	363,397	4.07%		0.4	18,976	3.69%		7.8
Total	$6,092,434				$870,176

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.

(2)
The notes and borrowings of the consolidated VIEs are collateralized by assets held by each respective vehicle and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. As of March 31, 2020 and December 31, 2019, the fair value of these consolidated VIEs’ assets were $6.1 billion and $1.3 billion, respectively.

(3)
As of March 31, 2020 and December 31, 2019, secured borrowings consist of consolidated VIEs’ obligations through a repurchase agreement redeemable at maturity with third party lenders. The fair value of the secured borrowings as of March 31, 2020 approximates principal outstanding due to the short term nature of the borrowings. These secured borrowings are classified as a Level III liability within the fair value hierarchy. The fair value of the secured borrowing as of December 31, 2019 was $19.0 million. This secured borrowing was repaid during the three months ended March 31, 2020.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of March 31, 2020, the Company was not aware of any instances of non-compliance with any of these covenants.
As of March 31, 2020, except for the secured borrowings, the contractual maturities for debt of the consolidated VIEs is greater than 5 years.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of March 31, 2020	As of December 31, 2019
Assets:
Cash	$246,976	$222,481
Investments	3,255,415	5,418,295
Receivables	71,997	137,165
Total Assets	$3,574,388	$5,777,941

Liabilities:
Debt and other payables	$1,205,181	$3,449,227
Total Liabilities	$1,205,181	$3,449,227

Apollo Exposure(1)	$123,266	$250,521

(1)
Represents Apollo’s direct investment in those entities in which Apollo holds a significant variable interest and certain other investments. Additionally, cumulative performance allocations are subject to reversal in the event of future losses, as discussed in note 15.

6. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of March 31, 2020
	Level I	Level II	Level III		Total	Cost
Assets
U.S. Treasury securities, at fair value	$949,747	$—	$—		$949,747	$920,175
Investments, at fair value:
Investment in Athene Holding	—	1,136,920	—		1,136,920	2,093,426
Other investments	—	37,833	118,112	(1)	155,945	162,805
Total investments, at fair value	—	1,174,753	118,112		1,292,865	2,256,231
Investments of VIEs, at fair value	3,767	1,760,063	7,640,903		9,404,733
Investments of VIEs, valued using NAV	—	—	—		34,518
Total investments of VIEs, at fair value	3,767	1,760,063	7,640,903		9,439,251
Derivative assets(2)	—	678	—		678
Total Assets	$953,514	$2,935,494	$7,759,015		$11,682,541

Liabilities
Liabilities of VIEs, at fair value	$—	$1,303,618	$3,795,866		$5,099,484
Contingent consideration obligations(3)	—	—	76,700		76,700
Derivative liabilities(2)	—	113	—		113
Total Liabilities	$—	$1,303,731	$3,872,566		$5,176,297

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

(1)
Other investments as of March 31, 2020 and December 31, 2019 excludes $9.3 million and $25.8 million, respectively, of performance allocations classified as Level III related to certain investments for which the Company has elected the fair value option. The Company’s policy is to account for performance allocations as investments.

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
The following tables summarize the changes in financial assets measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended March 31, 2020
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$113,410	321,069	$434,479
Transfer in due to consolidation	—	7,794,128	7,794,128
Purchases	31,404	329,231	360,635
Sale of investments/distributions	(8,412)	(29,153)	(37,565)
Settlements	—	(185,172)	(185,172)
Net realized gains (losses)	785	(1,234)	(449)
Changes in net unrealized gains	(17,624)	(642,702)	(660,326)
Cumulative translation adjustment	(1,451)	(11,421)	(12,872)
Transfer into Level III(1)	—	68,930	68,930
Transfer out of Level III(1)	—	(2,773)	(2,773)
Balance, End of Period	$118,112	$7,640,903	$7,759,015
Change in net unrealized gains included in principal investment income related to investments still held at reporting date	$(17,624)	$—	$(17,624)
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	(117,942)	(117,942)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended March 31, 2019
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$96,370	$295,987	$392,357
Purchases	15,048	—	15,048
Sale of investments/distributions	(1,059)	—	(1,059)
Changes in net unrealized gains	1,818	7,920	9,738
Cumulative translation adjustment	(2,044)	(6,343)	(8,387)
Transfer into Level III(1)	—	—	—
Transfer out of Level III(1)	(782)	(4,116)	(4,898)
Balance, End of Period	$109,351	$293,448	$402,799
Change in net unrealized gains included in principal investment income related to investments still held at reporting date	$1,818	$—	$1,818
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	7,920	7,920

(1)
Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from external pricing services.

The following table summarizes the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended March 31, 2020
	Contingent Consideration Obligations	Liabilities of Consolidated VIEs & Apollo Funds	Total
Balance, Beginning of Period	$112,514	$—	$112,514
Transfer in due to consolidation	—	4,291,286	4,291,286
Issuances	—	89,100	89,100
Repayments	(12,651)	(180,000)	(192,651)
Changes in net unrealized (gains) losses(1)	(23,163)	(397,993)	(421,156)
Cumulative translation adjustment	$—	$(6,527)	$(6,527)
Balance, End of Period	$76,700	$3,795,866	$3,872,566

For the Three Months Ended March 31, 2019
Contingent Consideration Obligations
Balance, Beginning of Period	$74,487
Payments	(1,315)
Changes in net unrealized (gains) losses(1)	3,328
Balance, End of Period	$76,500

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy:

	As of March 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (1)
Financial Assets
Other investments	$6,785	Third Party Pricing	N/A	N/A	N/A
	111,327	Discounted cash flow	Discount rate	15.0% - 20.0%	17.9%
Investments of consolidated VIEs:
Bank loans	3,696,560	Discounted cash flow	Discount rate	2.6% - 18.8%	5.9%
		Guideline public company	TEV / EBITDA	1.3x - 2.0x	1.3x
		Third party pricing	N/A	N/A	N/A
Bonds	48,292	Discounted cash flow	Discount rate	2.6% - 8.0%	5%
Equity Securities	2,786,155	Discounted cash flow	Discount rate	11.7% - 15.6%	14.6%
		Option model	Volatility	55.0%	55.0%
		Guideline public company	TEV / EBITDA	7.0x	7.0x
			TBV	0.3	0.3
		Dividend discount model	Discount rate	10.2%	10.2%
		Market comparable companies	NTAV multiple	1.2x	1.2x
		Adjusted transaction value	Purchase multiple	1.1x	1.1x
		Third party pricing	N/A	N/A	N/A
Other Equity Investments	621,175	Discounted cash flow	Discount rate	3.7% - 4.7%	4.7%
Real Estate	376,530	Discounted cash flow	Discount rate	6.5% - 14.0%	7.9%
			Terminal capitalization rate	5.8% - 10.5%	7.5%
		Direct capitalization	Capitalization rate	5.5% - 9.0%	6.5%
Profit participating notes	111,134	Discount cash flow	Discount rate	7.5% - 9.2%	8%
Warrants	1,057	Option model	Volatility	45.0% - 53.3%	45.2%
Total Investments of Consolidated VIEs	7,640,903
Total Financial Assets	$7,759,015
Financial Liabilities
Liabilities of Consolidated VIEs:
Secured loans	3,420,181	Discounted cash flow	Discount rate	3.8% - 12.5%	4.7%
Subordinated notes	375,685	Discounted cash flow	Discount rate	10.0% - 19.0%	16.5%
Total liabilities of Consolidated VIEs:	3,795,866
Contingent consideration obligation	$76,700	Discounted cash flow	Discount rate	17.5%	17.5%
Total Financial Liabilities	$3,872,566

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of December 31, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (1)
Financial Assets
Other investments	$5,350	Third Party Pricing	N/A	N/A	N/A
	108,060	Discounted cash flow	Discount Rate	15.0% - 16.0%	15.6%
Investments of consolidated VIEs:
Equity securities	321,069	Book value multiple	Book value multiple	0.61x	0.61x
		Discounted cash flow	Discount rate	13.1%	13.1%
Total Financial Assets	$434,479
Financial Liabilities
Contingent consideration obligation	$112,514	Discounted cash flow	Discount rate	17.3%	17.3%
Total Financial Liabilities	$112,514

N/A        Not applicable
EBITDA        Earnings before interest, taxes, depreciation and amortization
TEV        Total enterprise value
TBV        Total book value
NTAV        Net tangible asset value

(1)	Unobservable inputs were weighted based on the fair value of the investments included in the range.

Fair Value Measurement of Investment in Athene Holding
As of March 31, 2020, the fair value of Apollo’s Level II investment in Athene Holding was estimated using the closing market price of Athene Holding shares of $24.82 less a DLOM of 16.7%, as applicable. The DLOM was derived based on the average remaining lock up restrictions on the shares of Athene Holding held by Apollo (36 months from the closing date of the transactions contemplated by the Transaction Agreement) and the estimated volatility in such shares of Athene Holding. The historical share price volatility of a representative set of Athene Holding’s publicly traded insurance peers was calculated over a three year period equivalent to the lock up on the shares of Athene Holding held by Apollo and used as a proxy to estimate the projected volatility in Athene Holding’s shares. As of December 31, 2019, the fair value of Apollo’s Level I investment in Athene Holding was calculated using the closing market price of Athene Holding shares of $47.03.
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
Consolidated VIEs
Investments
The significant unobservable inputs used in the fair value measurement of bank loans are discount rates. Significant increases (decreases) in any of discount rates would result in a significantly lower (higher) fair value measurement. Where guideline public company method is used to determine fair value, total enterprise value and earnings before interest, taxes, depreciation and amortization (“EBITDA”) are used. The guideline public company method values a business based on trading multiples derived from publicly traded companies that are similar to the subject company.
The significant unobservable inputs used in the fair value measurement of bonds, other equity investments and profit participating notes are discount rates. Significant increases (decreases) in discount rates would result in a significantly lower (higher) fair value measurements.
The significant unobservable inputs used in the fair value measurement of the equity securities include the discount rate applied, volatility rate, purchase multiple and the book value multiples applied in the valuation models. These unobservable inputs in isolation can cause significant increases or decreases in fair value. The discount rate is determined based on the market

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

rates an investor would expect for a similar investment with similar risks. When a comparable multiple model is used to determine fair value, the comparable multiples are generally multiplied by the underlying companies’ EBITDA to establish the total enterprise value of the company. The comparable multiple is determined based on the implied trading multiple of public industry peers
The significant unobservable inputs used in the fair value measurement of warrants are volatility rates. Significant increases (decreases) in volatility rates would result in a significantly higher (lower) fair value measurement.
The significant unobservable inputs used in the fair value measurement of real estate are discount rates, capitalization rates and terminal capitalization rates. Significant increases (decreases) in any of discount rates, capitalization and terminal capitalization rates in isolation would result in a significantly lower (higher) fair value measurement.
Liabilities
The debt obligations of the certain consolidated VIEs, that are CLOs, were measured on the basis of the fair value of the financial assets of those CLOs as the financial assets were determined to be more observable and, as a result, categorized as Level II in the fair value hierarchy.
The significant unobservable inputs used in the fair value measurement of the Company’s liabilities of consolidated VIEs are discount rates. Significant increases (decreases) in discount rates would result in a significantly lower (higher) fair value measurement.
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
On a quarterly basis, Apollo utilizes valuation committees consisting of members from senior management, to review and approve the valuation results related to the investments of the funds it manages. For certain publicly traded vehicles managed by the Company, a review is performed by an independent board of directors. The Company also retains external valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the external valuation firms assist management with validating their valuation results or determining fair value. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analyses. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.
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
7. OTHER ASSETS
Other assets consisted of the following:

	As of March 31, 2020	As of December 31, 2019
Fixed assets	$153,597	$138,359
Less: Accumulated depreciation and amortization	(98,610)	(96,347)
Fixed assets, net	54,987	42,012
Deferred equity-based compensation(1)	44,441	132,422
Prepaid expenses	42,874	55,189
Intangible assets, net	21,329	20,615
Tax receivables	50,100	48,106
Other	32,055	28,105
Total Other Assets	$245,786	$326,449

(1)
Deferred equity-based compensation relates to the value of equity-based awards that have been or are expected to be granted in connection with the settlement of certain profit sharing arrangements. A corresponding amount for awards expected to be granted of $2.2 million and $112.4 million, as of March 31, 2020 and December 31, 2019, respectively, is included in other liabilities on the condensed consolidated statements of financial condition.

Depreciation expense was $2.7 million and $2.3 million for the three months ended March 31, 2020 and 2019, respectively, and is presented as a component of general, administrative and other expense in the condensed consolidated statements of operations.
8. LEASES
Apollo has operating leases for office space, data centers, and certain equipment under various lease agreements.
The table below presents operating lease expenses:

	For the Three Months Ended March 31,
	2020	2019
Operating lease cost	$12,362	$8,993
The following table presents supplemental cash flow information related to operating leases:

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended March 31,
	2020	2019
Operating cash flows for operating leases	$10,650	$9,384

As of March 31, 2020, the Company’s total lease payments by maturity are presented in the following table:

Operating Lease Payments
Remaining 2020	$18,420
2021	29,094
2022	24,804
2023	22,511
2024	20,124
Thereafter	140,989
Total lease payments	$255,942
Less imputed interest	(49,221)
Present value of lease payments	$206,721

The Company has undiscounted future operating lease payments of $418.9 million related to leases that have not commenced that were entered into as of and subsequent to March 31, 2020. Such lease payments are not yet included in the table above or the Company’s condensed consolidated statements of financial condition as lease assets and lease liabilities. These operating leases are anticipated to commence by 2021 with lease terms of approximately 15 years.
Supplemental information related to leases is as follows:

	As of March 31, 2020	As of March 31, 2019
Weighted average remaining lease term (in years)	12.3	7.3
Weighted average discount rate	3.2%	3.3%

As of December 31, 2019, the approximate aggregate minimum future payments required for operating leases under U.S. GAAP applicable to that period were as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
Aggregate minimum future payments	$28,094	$40,516	$51,184	$49,383	$47,237	$467,698	$684,112

9. INCOME TAXES
The Company’s income tax (provision) benefit totaled $295.9 million and $(19.7) million for the three months ended March 31, 2020 and 2019, respectively. The Company’s effective tax rate was approximately 11.5% and 5.9% for the three months ended March 31, 2020 and 2019, respectively.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. With a few exceptions, as of March 31, 2020, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2016 through 2018 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax return of a subsidiary for the 2011 tax year. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2018. No provisions with respect to these examinations have been recorded.
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
The Company recorded additional deferred tax assets as a result of the step-up in tax basis of intangibles related to exchanges of AOG Units for Class A Common Stock by the Managing and Contributing Partners. A related liability is recorded in “Due to Related Parties” in the condensed consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among APO Corp., the Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 14). The benefit the Company obtains from the difference in the tax asset recognized and the related liability results in an increase to additional paid in capital. The amortization period for a portion of these tax basis intangibles is 15 years and the remaining portion relates to the disposition of the underlying assets to which the step-up is attributable. The associated deferred tax assets will reverse over the same corresponding time periods.
The table below presents the impact to the deferred tax asset, tax receivable agreement liability and additional paid in capital related to the exchange of AOG Units for Class A Common Stock.

Exchange of AOG Units for Class A Common Stock	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Three Months Ended March 31, 2020	$76,580	$62,531	$14,049
For the Three Months Ended March 31, 2019	$546	$464	$82

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, contains numerous income tax provisions. While the Company continues to evaluate the impact of the CARES Act, it does not currently believe it will have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

10. DEBT
Debt consisted of the following:

	As of March 31, 2020				As of December 31, 2019
	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate
2024 Senior Notes(1)	$497,328	$519,363	(4)	4.00%	$497,164	$529,333	(4)	4.00%
2026 Senior Notes(1)	496,832	533,548	(4)	4.40	496,704	540,713	(4)	4.40
2029 Senior Notes(1)	674,734	742,642	(4)	4.87	674,727	761,780	(4)	4.87
2039 Senior Secured Guaranteed Notes(1)	316,335	347,920	(5)	4.77	316,100	354,093	(5)	4.77
2048 Senior Notes(1)	296,540	318,483	(4)	5.00	296,510	350,331	(4)	5.00
2050 Subordinated Notes(1)	296,468	274,500	(4)	4.95	297,008	304,125	(4)	4.95
Secured Borrowing I(2)	17,635	16,470	(3)	1.84	17,921	17,921	(3)	1.99
Secured Borrowing II(2)	18,756	17,039	(3)	1.73	—	—	(3)	—
2014 AMI Term Facility II(2)	—	—	(3)	—	17,266	17,266	(3)	1.75
2016 AMI Term Facility I(2)	18,612	18,612	(3)	1.30	18,915	18,915	(3)	1.30
2016 AMI Term Facility II(2)	17,992	17,992	(3)	1.40	18,285	18,285	(3)	1.40
Total Debt	$2,651,232	$2,806,569			$2,650,600	$2,912,762

(1)	Includes amortization of note discount, as applicable. Outstanding balance is presented net of unamortized debt issuance costs:

	As of March 31, 2020	As of December 31, 2019
2024 Senior Notes	$2,256	$2,394
2026 Senior Notes	2,896	3,014
2029 Senior Notes	5,767	5,928
2039 Senior Secured Guaranteed Notes	8,665	8,900
2048 Senior Notes	3,157	3,185
2050 Subordinated Notes	3,532	2,992
Total	$26,273	$26,413

(2)
Apollo Management International LLP (“AMI”), a subsidiary of the Company, entered into several credit facilities (collectively referred to as the “AMI Facilities”) to fund the Company’s investment in certain European CLOs it manages:

Facility	Date	Loan Amount
Secured Borrowing I	December 19, 2019	€15,984
Secured Borrowing II	March 5, 2020	€17,000
2016 AMI Term Facility I	January 18, 2016	€16,870
2016 AMI Term Facility II	June 22, 2016	€16,308
The Secured Borrowings consists of obligations through repurchase agreements redeemable at maturity with third party lenders. The weighted average remaining maturities of Secured Borrowing I and II are 11.4 and 12.0 years, respectively.

(3)
Fair value is based on obtained broker quotes. These notes are classified as a Level III liability within the fair value hierarchy based on the number and quality of broker quotes obtained, the standard deviations of the observed broker quotes and the percentage deviation from external pricing services. For instances where broker quotes are not available, a discounted cash flow method is used to obtain a fair value.

(4)
Fair value is based on obtained broker quotes. These notes are classified as a Level II liability within the fair value hierarchy based on the number and quality of broker quotes obtained, the standard deviations of the observed broker quotes and the percentage deviation from external pricing services.

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
2018 AMH Credit Facility—On July 11, 2018, AMH as borrower (the “Borrower”) entered into a new credit agreement (the “2018 AMH Credit Facility”) with the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent for the lenders. The 2018 AMH Credit Facility provides for a $750 million revolving credit facility to the Borrower with a final maturity date of July 11, 2023. The 2018 AMH Credit Facility is to remain available until its maturity, and any undrawn revolving commitments bear a commitment fee. The interest rate on the 2018 AMH Credit Facility is based on adjusted London Inter-bank Offered Rate (“LIBOR”) and the applicable margin as of March 31, 2020 was 1.00%. The commitment fee on the $750 million undrawn 2018 AMH Credit Facility as of March 31, 2020 was 0.09%.
Borrowings under the 2018 AMH Credit Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. The Borrower may incur incremental facilities in respect of the 2018 AMH Credit Facility in an aggregate amount not to exceed $250 million plus additional amounts so long as the Borrower is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. As of March 31, 2020, the 2018 AMH Credit Facility was undrawn.
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
2039 Senior Secured Guaranteed Notes—On June 10, 2019, APH Finance 1, LLC (the “Issuer”), a subsidiary of the Company, issued $325 million in aggregate principal amount of its 4.77% Series A Senior Secured Guaranteed Notes due 2039 (the “2039 Senior Secured Guaranteed Notes”). The 2039 Senior Secured Guaranteed Notes are secured by a lien on the Issuer’s and the guarantors’ participation interests in the rights to distributions in relation to a portfolio of equity investments owned by affiliates of the Company in certain existing and future funds managed or advised by subsidiaries of the Company. Interest on the 2039 Senior Secured Guaranteed Notes is payable on a quarterly basis. The 2039 Senior Secured Guaranteed Notes will mature in July 2039, but, unless prepaid to the extent permitted under the indenture governing the 2039 Senior Secured Guaranteed Notes, the anticipated repayment date will be in July 2029. If the Issuer has not repaid or refinanced the 2039 Senior Secured Guaranteed Notes prior to the anticipated repayment date an additional 5.0% per annum will accrue on the 2039 Senior Secured Guaranteed

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Notes. The issuance costs are amortized into interest expense on the condensed consolidated statements of operations over the expected term of the 2039 Senior Secured Guaranteed Notes.
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
2050 Subordinated Notes—On December 17, 2019, AMH issued $300 million in aggregate principal amount of its 4.950% Fixed-Rate Resettable Subordinated Notes due 2050 (the “2050 Subordinated Notes”), at an issue price of 100.000% of par. Interest on the 2050 Subordinated Notes is payable semi-annually in arrears on June 17 and December 17 of each year. The 2050 Subordinated Notes will mature on January 14, 2050. The discount is amortized into interest expense on the condensed consolidated statements of operations over the term of the 2050 Subordinated Notes. The Company is obligated to settle the 2050 Subordinated Notes for the face amount of $300 million.
As of March 31, 2020, the indentures governing the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2048 Senior Notes and the 2050 Subordinated Notes (the “Indentures”) include covenants that restrict the ability of AMH and, as applicable, the guarantors of the notes under the Indentures to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries, or merge, consolidate or sell, transfer or lease assets. The Indentures also provide for customary events of default.
As of March 31, 2020, the indenture governing the 2039 Senior Secured Guaranteed Notes includes a series of covenants and restrictions customary for transactions of this type, including covenants that (i) require the Issuer to maintain specified reserve accounts to be used to make required payments in respect of the 2039 Senior Secured Guaranteed Notes, (ii) relate to prepayments and related payments of specified amounts, including specified make-whole payments under certain circumstances and (iii) relate to recordkeeping, access to information and similar matters.
The following table presents the interest expense incurred related to the Company’s debt:

	For the Three Months Ended March 31,
	2020	2019
Interest Expense:(1)
2018 AMH Credit Facility	314	312
2024 Senior Notes	5,163	5,163
2026 Senior Notes	5,628	5,628
2029 Senior Notes	8,229	3,915
2039 Senior Secured Guaranteed Notes	4,111	—
2048 Senior Notes	3,781	3,781
2050 Subordinated Notes	3,744	—
AMI Term Facilities/Secured Borrowings	272	309
Total Interest Expense	$31,242	$19,108

(1)	Debt issuance costs incurred are amortized into interest expense over the term of the debt arrangement, as applicable.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

11. NET INCOME PER SHARE OF CLASS A COMMON STOCK
The table below presents basic and diluted net income per share of Class A Common Stock using the two-class method:

	Basic and Diluted
	For the Three Months Ended March 31,
	2020		2019
Numerator:
Net income (loss) attributable to Apollo Global Management, Inc. Class A Common Stockholders	$(1,005,382)		$139,893
Dividends declared on Class A Common Stock(1)	(205,602)		(113,345)
Dividends on participating securities(2)	(7,247)		(4,959)
Earnings allocable to participating securities	—	(3)	(1,114)
Undistributed income (loss) attributable to Class A Common Stockholders: Basic and Diluted	(1,218,231)		20,475
Denominator:
Weighted average number of shares of Class A Common Stock outstanding: Basic and Diluted	226,757,519		200,832,323
Net Income per share of Class A Common Stock: Basic and Diluted(4)
Distributed Income	$0.89		$0.56
Undistributed Income (Loss)	(5.36)		0.11
Net Income (Loss) per share of Class A Common Stock: Basic	$(4.47)		$0.67

(1)	See note 13 for information regarding the quarterly dividends declared and paid during 2020 and 2019.

(2)	Participating securities consist of vested and unvested RSUs that have rights to dividends and unvested restricted shares.

(3)
No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A Common Stockholders.

(4)	For the three months ended March 31, 2020 and 2019, all of the classes of securities were determined to be anti-dilutive.
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
Apollo Global Management, Inc. has one share of Class B Common Stock outstanding, which is held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the share of Class B Common Stock is reduced on a one vote per one AOG Unit basis in

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

the event of an exchange of AOG Units for shares of Class A Common Stock, subject to the terms of the AGM Inc. Certificate of Incorporation. The Class B Common Stock has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or dividends. The Class B Common Stock has no dividend rights and only a de minimis liquidation right. The Class B Common Stock represented 47.2% and 52.4% of the total voting power of the Company’s Class A Common Stock and Class B Common Stock with respect to the limited matters upon which they were entitled to vote together as a single class pursuant to the Company’s governing documents as of March 31, 2020 and 2019, respectively.
The following table summarizes the anti-dilutive securities.

	For the Three Months Ended March 31,
	2020	2019
Weighted average vested RSUs	1,415,288	1,349,163
Weighted average unvested RSUs	7,088,007	8,547,527
Weighted average unexercised options	—	204,167
Weighted average AOG Units outstanding(1)	187,172,974	202,287,439
Weighted average unvested restricted shares	1,179,522	1,030,796

(1)
Excludes AOG Units owned by Athene. Athene can only redeem their AOG Units by selling to Apollo or to a different buyer with Apollo’s agreement as detailed in the Liquidity Agreement (see note 14). As these AOG Units are not convertible into shares of Class A Common Stock, they are excluded when calculating diluted net income per share.

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
During the three months ended March 31, 2020 and March 31, 2019, the Company awarded Performance Grants of 1.4 million and 1.2 million RSUs to certain employees with a grant date fair value of $58.6 million and $25.0 million, respectively, which vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense. Additionally, during the three months ended March 31, 2020, the Company modified Plan Grants of 0.5 million RSUs with a grant date fair value of $15.6 million to Performance Grants of 0.5 million RSUs. The modification did not result in a change to the grant date fair value of the awards, as performance conditions that impact vesting are not considered in the determination of the fair value of an award and the award is otherwise expected to vest under the original terms. In accordance with U.S. GAAP, equity-based compensation expense for these and other Performance Grants will be recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable. The following table summarizes the equity based compensation expense recognized relating to Performance Grants.

	For the Three Months Ended March 31,
	2020	2019
Equity-based compensation	$28,864	$14,583
Additionally, the Company entered into an agreement in 2018 with several employees under which it expects to grant them RSUs in 2020 if year-over-year growth in certain discretionary earnings metrics is attained prior to grant and they remain employed at the grant date. Once granted, these RSUs will vest based on both continued service and the Company’s receipt of

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense. In accordance with U.S. GAAP, equity-based compensation expense for such awards, if and when granted, will be recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable. No equity-based compensation expense was recognized related to these RSUs for the three months ended March 31, 2020 as they have not yet been granted.
The fair value of all RSU grants made during the three months ended March 31, 2020 and 2019 was $146.6 million and $85.0 million, respectively.
The following table presents the actual forfeiture rates and equity-based compensation expense recognized:

	For the Three Months Ended March 31,
	2020	2019
Actual forfeiture rate	0.6%	0.6%
Equity-based compensation	$45,518	$33,753

The following table summarizes RSU activity:

	Unvested		Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2020	9,784,693		$26.38	2,349,618	12,134,311	(1)
Granted	3,353,707		43.72	—	3,353,707
Forfeited	(79,527)		26.20	(4,340)	(83,867)
Vested	(1,590,781)		28.52	1,590,781	—
Issued	—		26.87	(3,691,819)	(3,691,819)
Balance at March 31, 2020	11,468,092	(2)	$31.16	244,240	11,712,332	(1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A Common Stock.

(2)	RSUs were expected to vest over the weighted average period of 3.1 years.
Restricted Share Awards—Athene Holding
The Company has granted Athene Holding restricted share awards to certain employees of the Company. Separately, Athene Holding has also granted restricted share awards to certain employees of the Company. Both awards are collectively referred to as the “AHL Awards.” Certain of the AHL Awards function similarly to options as they are exchangeable for Class A shares of Athene Holding upon payment of a conversion price and the satisfaction of certain other conditions. The awards granted were either subject to time-based vesting conditions that generally vested over three to five years or vested upon achieving certain metrics, such as attainment of certain rates of return and realized cash received by certain investors in Athene Holding upon sale of their shares. On February 28, 2020, Athene Holding and Apollo entered into a Transaction Agreement that resulted in the acceleration of vesting of unvested AHL Awards granted by Athene Holding. The vested AHL Awards were exchanged for Athene Holding Class A shares and fully-vested warrants exchangeable into Athene Holding shares.
The Company records the AHL Awards in other assets and other liabilities in the condensed consolidated statements of financial condition. The fair value of the asset is amortized through equity-based compensation over the vesting period. The fair value of the liability is remeasured each period, with any changes in fair value recorded in compensation expense in the condensed consolidated statements of operations. For AHL Awards granted by Athene Holding, compensation expense was recorded to fully amortize the asset which is offset, with certain exceptions, by related management fees earned by the Company from Athene.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table summarizes the management fees, equity-based compensation expense and actual forfeiture rates for the AHL Awards:

	For the Three Months Ended March 31,
	2020	2019
Management fees	$—	$189
Equity-based compensation	$(454)	$755
Actual forfeiture rate	—%	—%

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
Below is a reconciliation of the equity-based compensation allocated to AGM Inc.:

	For the Three Months Ended March 31, 2020
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, Inc.
RSUs, share options and restricted share awards	$53,533	—%	$—	$53,533
AHL Awards	(454)	47.1	(214)	(240)
Other equity-based compensation awards	(957)	47.1	(452)	(505)
Total equity-based compensation	$52,122		(666)	52,788
Less other equity-based compensation awards(2)			666	(7,097)
Capital increase related to equity-based compensation			$—	$45,691

	For the Three Months Ended March 31, 2019
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, Inc.
RSUs, share options and restricted share awards	$37,943	—%	$—	$37,943
AHL Awards	755	50.1	378	377
Other equity-based compensation awards	6,379	50.1	3,196	3,183
Total equity-based compensation	$45,077		3,574	41,503
Less other equity-based compensation awards(2)			(3,574)	(7,479)
Capital increase related to equity-based compensation			$—	$34,024

(1)	Calculated based on average ownership percentage for the period considering issuances of Class A shares or Class A Common Stock, as applicable, during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.

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
Holders of Class A Common Stock are entitled to participate in dividends from the Company on a pro rata basis. As of March 31, 2020, the holders of Class A Common Stock had limited voting rights.
During the three months ended March 31, 2020 and 2019, the Company issued shares of Class A Common Stock in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of shares of Class A Common Stock issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of shares of Class A Common Stock issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment.
In January 2019, Apollo increased its authorized share repurchase amount by $250 million bringing the total authorized repurchase amount to $500 million. On March 12, 2020, Apollo announced that the executive committee of the Company’s board of directors approved a new share repurchase authorization that allows the Company to repurchase up to $500 million of its Class A common stock. This new authorization increased the Company’s capacity to repurchase shares from $80 million of unused capacity under the Company’s previously approved the share repurchase plan authorization. The share repurchase plan authorization may be used to repurchase outstanding shares of Class A Common Stock as well as to reduce the number of shares of Class A Common Stock to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the Equity Plan (or any successor equity plan thereto). Shares of Class A Common Stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. Apollo is not obligated under the terms of the program to repurchase any of its shares of Class A Common Stock. The repurchase program has no expiration date and may be suspended or terminated by the Company at any time without prior notice.
The table below summarizes the issuance of shares of Class A Common Stock for equity-based awards:

	For the Three Months Ended March 31,
	2020	2019
Shares of Class A Common Stock issued in settlement of vested RSUs and share options exercised(1)	3,691,819	3,449,719
Reduction of shares of Class A Common Stock issued(2)	(1,524,189)	(1,291,150)
Shares of Class A Common Stock purchased related to share issuances and forfeitures(3)	628,657	(65,183)
Issuance of shares of Class A Common Stock for equity-based awards	2,796,287	2,093,386

(1)
The gross value of shares issued was $169.5 million and $104.7 million for the three months ended March 31, 2020 and 2019, respectively, based on the closing price of a share of Class A Common Stock at the time of issuance.

(2)	Cash paid for tax liabilities associated with net share settlement was $69.9 million and $39.2 million for the three months ended March 31, 2020 and 2019, respectively.

(3)
Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted shares of Class A Common Stock of AGM Inc. that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase shares of Class A Common Stock on the open market and retire them. During the three months ended March 31, 2020 and 2019, we issued 636,314 and 31,235 of such restricted shares and 139,455 and 63,835 of such RSUs under the Equity Plan, respectively, and repurchased 0 and 95,070 shares of Class A Common Stock in open-market transactions not pursuant to a publicly-announced repurchase plan or program, respectively. In addition, there were 7,657 and 1,348 restricted shares forfeited during the three months ended March 31, 2020 and 2019, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Additionally, during the three months ended March 31, 2020 and 2019, 2,194,095 and 2,354,001 shares of Class A Common Stock were repurchased in open market transactions as part of the publicly announced share repurchase program discussed above, respectively, and such shares were subsequently canceled by the Company. The Company paid $64.2 million and $69.4 million for these open market share repurchases during the three months ended March 31, 2020 and 2019, respectively.
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

Dividend Declaration Date	Dividend per share of Class A Common Stock	Payment Date	Dividend to Class A Common Stockholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
January 31, 2019	$0.56	February 28, 2019	$113.3	$113.3		$226.6	$5.0
N/A	—	April 12, 2019	—	45.4	(1)	45.4	—
May 2, 2019	0.46	May 31, 2019	92.2	93.0		185.2	4.1
July 31, 2019	0.50	August 30, 2019	100.4	101.0		201.4	4.4
N/A	—	August 15, 2019	—	4.1	(1)	4.1	—
N/A	—	September 26, 2019	—	17.8	(1)	17.8	—
October 31, 2019	0.50	November 29,2019	111.5	90.1		201.6	4.4
For the Year Ended December 31, 2019	$2.02		$417.4	$464.7		$882.1	$17.9
January 30, 2020	0.89	February 28, 2020	205.6	155.6		361.2	7.2
For the Three Months Ended March 31, 2020	$0.89		$205.6	$155.6		$361.2	$7.2

(1)
On April 12, 2019, the Company made an $0.18 per AOG Unit pro rata distribution, respectively, to the Non-Controlling Interest holders in the Apollo Operating Group, in connection with taxes and payments made under the tax receivable agreement. See note 14 for more information regarding the tax receivable agreement. On April 12, 2019, August 15, 2019 and September 26, 2019, the Company made a $0.04, $0.02 and $0.10 per AOG Unit pro rata distribution, respectively, to the Non-Controlling Interest holders in the Apollo Operating Group, in connection with federal corporate estimated tax payments.

Non-Controlling Interests
As discussed in note 1, Athene Holding acquired 29,154,519 non-voting equity interests of the Apollo Operating Group, which as of March 31, 2020 represented a 6.7% economic interest in the Apollo Operating Group. The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to Non-Controlling Interests consisted of the following:

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended March 31,
	2020	2019
Net income (loss) attributable to Non-Controlling Interests in consolidated entities:
Interest in management companies and a co-investment vehicle(1)	$247	$1,161
Other consolidated entities	(164,656)	7,501
Net income (loss) attributable to Non-Controlling Interests in consolidated entities	$(164,409)	$8,662

Net income attributable to Non-Controlling Interests in the Apollo Operating Group:
Net income (loss)	$(2,283,843)	$315,567
Net income (loss) attributable to Non-Controlling Interests in consolidated entities	164,409	(8,662)
Net income (loss) after Non-Controlling Interests in consolidated entities	(2,119,434)	306,905
Adjustments:
Income tax provision (benefit)(2)	(295,853)	19,654
NYC UBT and foreign tax (provision) benefit(3)	(7,462)	(2,048)
Net income (loss) in non-Apollo Operating Group entities	8	15
Series A Preferred Stock Dividends	(4,383)	(4,383)
Series B Preferred Stock Dividends	(4,781)	(4,781)
Total adjustments	(312,471)	8,457
Net income (loss) after adjustments	(2,431,905)	315,362
Weighted average ownership percentage of Apollo Operating Group	46.2%	50.1%
Net income (loss) attributable to Non-Controlling Interests in Apollo Operating Group	$(1,123,216)	$157,848

Net Income (loss) attributable to Non-Controlling Interests	$(1,287,625)	$166,510
Other comprehensive income (loss) attributable to Non-Controlling Interests	(7,041)	(6,406)
Comprehensive Income (Loss) Attributable to Non-Controlling Interests	$(1,294,666)	$160,104

(1)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of the credit funds managed by Apollo.

(2)
Reflects all taxes recorded in our condensed consolidated statements of operations. Of this amount, U.S. federal, state, and local corporate income taxes attributable to AGM Inc. and its subsidiaries are added back to income of the Apollo Operating Group before calculating Non-Controlling Interests as the income allocable to the Apollo Operating Group is not subject to such taxes.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of March 31, 2020	As of December 31, 2019
Due from Related Parties:
Due from credit funds	$136,160	$186,495
Due from private equity funds	20,314	27,724
Due from real assets funds	32,547	26,626
Due from portfolio companies	33,385	53,394
Due from Contributing Partners, employees and former employees	421,914	120,830
Total Due from Related Parties	$644,320	$415,069
Due to Related Parties:
Due to Managing Partners and Contributing Partners	$364,582	$302,050
Due to credit funds	13,281	7,213
Due to private equity funds	940,387	191,620
Due to real assets funds	20,835	504
Total Due to Related Parties	$1,339,085	$501,387

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
As a result of the exchanges of AOG Units for Class A Common Stock during the three months ended March 31, 2020 and 2019, a $62.5 million and $0.5 million liability was recorded, respectively, to estimate the amount of the future expected payments to be made by AGM Inc. and its subsidiaries to the Managing Partners and Contributing Partners pursuant to the tax receivable agreement.
Due from Contributing Partners, Employees and Former Employees
As of March 31, 2020 and December 31, 2019, due from Contributing Partners, Employees and Former Employees includes various amounts due to the Company including employee loans and return of profit sharing distributions. As of March 31, 2020 and December 31, 2019, the balance included interest-bearing employee loans receivable of $17.2 million and $17.1 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.
The Company recorded a receivable from the Contributing Partners and certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of March 31, 2020 and December 31, 2019 of $388.1 million and $88.5 million, respectively.
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
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions with respect to Fund IV, Fund V and Fund VI, the Company will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. The Company recorded an indemnification liability of $12.8 million and $12.7 million as of March 31, 2020 and December 31, 2019, respectively.
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
The following table presents the general partner obligation to return previously distributed performance allocations related to certain funds by segment:

	As of March 31, 2020	As of December 31, 2019
Credit	$6,540	$—
Private Equity	937,653	189,252
Real Assets	20,376	—
Total general partner obligation	$964,569	$189,252

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

As of March 31, 2020
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
Athene and Apollo Strategic Transaction
On October 28, 2019 Athene Holding, AGM Inc. and the entities that form the Apollo Operating Group entered into a Transaction Agreement (the “Transaction Agreement”), pursuant to which, among other things:

•
(i) Athene Holding issued, on February 28, 2020 (the “Closing Date”), 35,534,942 Class A common shares of Athene Holding (the “AHL Class A Common Shares”) to certain subsidiaries of the Apollo Operating Group in exchange for (i) issuance by the Apollo Operating Group of 29,154,519 non-voting equity interests of the Apollo Operating Group to AHL and (ii) $350 million in cash (“Share Issuance”);

•
Athene Holding has granted to AGM Inc. the right to purchase additional AHL Class A Common Shares from the Closing Date until 180 days thereafter to the extent the issued and outstanding AHL Class A Common Shares beneficially owned by Apollo and certain of its related parties and employees (collectively, the “Apollo Parties”) (inclusive of AHL Class A Common Shares over which any such persons have a valid proxy) do not equal at least 35% of the issued and outstanding AHL Class A Common Shares, on a fully diluted basis;

•
A representative of the Apollo Operating Group will have the right to purchase up to that number of AHL Class A Common Shares that would increase by up to 5% the percentage of the issued and outstanding AHL Class A Common Shares beneficially owned by the Apollo Parties (inclusive of AHL Class A Common Shares over which any such persons have a valid proxy), calculated on a fully diluted basis;

•
Athene Holding has amended and restated its Twelfth Amended and Restated Bye-laws of Athene Holding to, among other items, eliminate Athene Holding’s multi-class share structure (“Multi-Class Share Elimination”). In connection with the Multi-Class Share Elimination, (i) all of the Class B common shares of Athene Holding would be converted into an equal number of AHL Class A Common Shares on a one-for-one basis and (ii) all of the Class M common shares of Athene Holding was converted into a combination of AHL Class A Common Shares and warrants to purchase AHL Class A Common Shares.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Liquidity Agreement
In connection with the consummation of the Share Issuance and the Multi-Class Share Elimination, AGM Inc. has also entered into a Liquidity Agreement, dated as of the Closing Date, with Athene Holding (the “Liquidity Agreement”), pursuant to which, once each quarter, Athene Holding is entitled to request to sell a number of AOG Units or request AGM Inc. to sell a number of AGM Inc. Class A Common Stock or AOG Units representing at least $50 million, in each case, in exchange for payment of the Cash Amount (as defined below). If Athene Holding intends to exercise such sale request, it will provide a notice of such intent to sell such AOG Units to AGM Inc. Upon receipt of such notice, subject to certain restrictions described below, AGM Inc. will consummate, or, in the case of an AOG Transaction (as defined below), permit the consummation of, one of the following transactions:

•	a transaction whereby AGM Inc. purchases AOG Units from Athene Holding at a price agreed upon, in good faith, by AGM Inc. and Athene Holding (a “Purchase Transaction”);

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

For purposes of this description, “Cash Amount” means (i) in the case of a Registered Sale, the cash proceeds that AGM Inc. receives upon the consummation of a Registered Sale after deducting a capped amount of documented commissions, fees and expenses, (ii) in the case of a Purchase Transaction, the cash proceeds to which AGM Inc. and Athene Holding agree, (iii) in the case of a Private Placement, the cash proceeds that AGM Inc. receives upon the consummation of a Private Placement after deducting a capped amount of documented commissions, fees and expenses and (iv) in the case of an AOG Transaction, the cash proceeds to which the purchaser and Athene Holding agree. Each of the Purchase Transaction, Private Placement, Registered Sale and AOG Transaction are subject to the terms and conditions set forth in the Liquidity Agreement.
In the event that an AOG Transaction is consummated, the buyer of such AOG Units will be prohibited from exchanging such AOG Units into AGM Inc. Class A Common Stock for at least 30 days after such purchase. Athene Holding is prohibited from consummating an AOG Transaction with any purchaser (i) who would, after giving effect to such transfer, own more than 3.5% of the issued and outstanding AGM Inc. Class A Common Stock (on a fully-diluted basis) or (ii) who is a “bad actor” (as defined in Regulation D of the Act) or otherwise a prohibited transferee, as described in the Liquidity Agreement.
Athene Holding’s liquidity rights are subject to certain other limitations and obligations, including that in a Registered Sale or a Private Placement, AGM Inc. will not be required to sell any AGM Inc. Class A Common Stock at a price that is less than 90% of the volume-weighted average price of the AGM Inc. Class A Common Stock for the 10 consecutive business days prior to the day Athene Holding submits a notice for sale of AOG Units.
The Liquidity Agreement also provides that Athene Holding is prohibited from transferring its AOG Units other than to an affiliate or pursuant to the options set forth above. AGM Inc. has the right not to consummate a Registered Sale or a Private Placement if the recipient of the Class A Common Stock would receive more than 2.0% of the outstanding and issued shares of AGM Inc. Class A Common Stock. Additionally, AGM Inc. has the right not to consummate an AOG Transaction if the recipient would, following such AOG Transaction, be the beneficial owner of greater than 3.5% of the AOG Units.
As of March 31, 2020 and December 31, 2019, the Company held a 28% and an 11% ownership interest in the Class A Common Shares of Athene Holding, respectively. On February 28, 2020, Apollo and Athene closed on a strategic transaction as discussed above. In connection with the transaction, Apollo purchased a 17% incremental equity stake in Athene at a premium,

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

bringing Apollo’s beneficial ownership in Athene to 28%, or 35% including shares and warrants owned by related parties and employees, on a fully diluted basis. Apollo has entered into a lock-up agreement restricting transfers of Apollo’s existing and newly acquired shares of Athene for three years from the Closing Date.
Athora
The Company, through its consolidated subsidiary, ISGI, provides investment advisory services to certain portfolio companies of Apollo funds and Athora, a strategic platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). The Company has commitments to make additional equity investments in Athora of $435.1 million as of March 31, 2020, $275.8 million of which is subject to certain conditions.
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
The following table presents the revenues earned in aggregate from Athene and Athora:

	For the Three Months Ended March 31,
	2020	2019
Revenues earned in aggregate from Athene and Athora, net(1)(2)	$(1,125,493)	$160,348

(1)
Consisting of management fees, sub-advisory fees, performance revenues from Athene and Athora, as applicable (net of related profit sharing expense) and changes in the market value of the Athene Holding shares owned directly by Apollo. These amounts exclude the deferred revenue recognized as management fees associated with the vesting of AHL Awards granted to employees of Apollo as further described in note 12.

(2)	Gains (losses) on the market value of the shares of Athene Holding owned directly by Apollo were $(1.3) billion and $18.6 million for the three months ended March 31, 2020 and 2019 respectively.
AAA Investments Credit Agreement
On April 30, 2015, Apollo entered into a revolving credit agreement with AAA Investments (the “AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR plus 1.5%. The Company receives an annual commitment fee of 0.125% on the unused portion of the loan. As of March 31, 2020 and December 31, 2019, $8.9 million and $8.7 million, respectively, had been advanced by the Company and remained outstanding on the AAA Investments Credit Agreement. AAA Investments was obligated to pay the aggregate borrowings plus accrued interest at the earlier of (a) the third anniversary of the closing date, or (b) the date that was fifteen months following the initial public offering of shares of Athene Holding (the “Maturity Date”). On January 30, 2019, the Company and AAA agreed to extend the maturity date of the AAA Investments Credit Agreement to December 31, 2020.
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at March 31, 2020. From time to time, this entity is involved in transactions with related parties of Apollo, including portfolio companies of the funds Apollo manages, whereby AGS earns underwriting and transaction fees for its services.
15. COMMITMENTS AND CONTINGENCIES
Investment Commitments—As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of March 31, 2020 and December 31, 2019 of $1.1 billion and $1.1 billion, respectively, of which $394 million and $394 million related to Fund IX.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of March 31, 2020, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.
Litigation and Contingencies—Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and lawsuits, reviews, investigations or proceedings by governmental and self-regulatory agencies regarding its business.

On June 20, 2016 Banca Carige S.p.A. (“Carige”) commenced a lawsuit in the Court of Genoa (Italy) (No. 8965/2016), against its former Chairman, its former Chief Executive Officer, AGM Inc., and certain entities (the “Apollo Entities”) organized and owned by investment funds managed by affiliates of AGM Inc. The complaint alleged that AGM Inc. and the Apollo Entities (i) aided and abetted breaches of fiduciary duty to Carige allegedly committed by Carige’s former Chairman and former CEO in connection with the sale to the Apollo Entities of Carige subsidiaries engaged in the insurance business; and (ii) took wrongful actions aimed at weakening Carige’s financial condition supposedly to facilitate an eventual acquisition of Carige. The causes of action were based in tort under Italian law. Carige purportedly sought damages of €450 million in connection with the sale of the insurance businesses and €800 million for other losses. With judgment no. 3118/2018 published on December 6, 2018, the Court of Genoa fully rejected all the claims raised by Carige against AGM Inc. and the Apollo Entities, and also awarded attorneys' fees in their favor for an amount of €428,996.10. Carige filed an appeal on January 3, 2019 before the Court of Appeal of Genoa. The Apollo Entities appeared in the proceedings requesting the Court to reject Carige’s appeal. On November 21, 2019, Carige and the Apollo Entities entered into a settlement agreement whereby, among other things, each party finally and irrevocably released and discharged the other parties from all their respective claims, actions and/or requests raised in the litigation. Accordingly, immediately after signing the settlement agreement, Carige and the Apollo Entities filed with the Court a joint declaration whereby they reported to the Court that they had waived and withdrawn their respective claims.

On August 3, 2017, a complaint was filed in the United States District Court for the Middle District of Florida against AGM Inc., a senior partner of Apollo and a former principal of Apollo by Michael McEvoy on behalf of a purported class of employees of subsidiaries of CEVA Group, LLC (“CEVA Group”) who purchased shares in CEVA Investment Limited (“CIL”), the former parent company of CEVA Group. The complaint alleged that the defendants breached fiduciary duties to and defrauded the plaintiffs by inducing them to purchase shares in CIL and subsequently participating in a debt restructuring of CEVA Group in which shareholders of CIL did not receive a recovery. On February 9, 2018, the Bankruptcy Court for the Southern District of New York held that the claims asserted in the complaint were assets of CIL, which is a chapter 7 debtor, and that the complaint was null and void as a violation of the automatic stay. McEvoy subsequently revised his complaint to attempt to assert claims that do not belong to CIL. The amended complaint no longer named any individual defendants, but Apollo Management VI, L.P. and CEVA Group were added as defendants. The amended complaint sought damages of approximately €30 million and asserts, among other things, claims for violations of the Investment Advisers Act of 1940, breach of fiduciary duties, and breach of contract. On December 7, 2018, after receiving permission from the Bankruptcy Court, McEvoy filed his amended complaint in the District Court in Florida. On January 18, 2019, Apollo filed a motion to dismiss the amended complaint. A hearing on that motion was held December 3, 2019. On January 6, 2020, the Florida court granted in part Apollo’s motion to dismiss, dismissing McEvoy’s Investment Advisers Act claim with prejudice, and denying without prejudice Apollo’s motion with respect to the remaining claims. The court also set a schedule for a summary judgment motion on the remaining claims based on the statute of limitations.

On December 21, 2017, Harbinger Capital Partners II, LP, Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Harbinger Capital Partners Special Situations GP, LLC, Harbinger Capital Partners Offshore Manager, L.L.C., Global Opportunities Breakaway Ltd. (in voluntary liquidation), and Credit Distressed Blue Line Master Fund, Ltd. (collectively, “Harbinger”) commenced an action in New York Supreme Court captioned Harbinger Capital Partners II LP et al. v. Apollo Global Management LLC, et al. (No. 657515/2017). The complaint named as defendants (i) AGM Inc., (ii) the funds managed by Apollo that invested in SkyTerra Communications, Inc. (“SkyTerra”) equity before selling their interests to Harbinger under an April 2008 agreement that closed in 2010, and (iii) six former SkyTerra directors, five of whom are current or former Apollo employees. The complaint alleged that during the period of Harbinger’s various equity and debt investments in SkyTerra, from 2004 to 2010, the defendants concealed from Harbinger material defects in SkyTerra technology that was to be used to create a new mobile wi-fi network. The complaint alleged that Harbinger would not have made investments in SkyTerra totaling approximately $1.9 billion had it known of the defects, and that the public disclosure of these defects ultimately led to SkyTerra filing for bankruptcy in 2012 (after it had been renamed LightSquared). The complaint asserted claims against (i) all defendants for fraud, civil conspiracy, and negligent misrepresentation, (ii) AGM Inc. and the Apollo-managed funds only for breach of fiduciary duty, breach of contract, and unjust enrichment, and (iii) the SkyTerra director defendants only for aiding and abetting breach of fiduciary duty. The complaint sought $1.9 billion in damages, as well as punitive damages, interest, costs, and

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

fees. This action was stayed from February 14, 2018, through June 12, 2019. On February 14, 2018, the defendants moved the United States Bankruptcy Court for the Southern District of New York to reopen the LightSquared bankruptcy proceeding for the limited purpose of enforcing Harbinger’s assignment and release in that bankruptcy of the claims that it asserted in the New York state court action. Briefing and hearing on this motion were adjourned while the state court stay was pending. On June 12, 2019, Harbinger voluntarily discontinued the state action without prejudice subject to a tolling agreement. On June 12, 2019, Apollo voluntarily withdrew its bankruptcy court motion subject to a right to refile the motion if Harbinger were to refile the state court action. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

Five shareholders filed substantially similar putative class action lawsuits in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida in March, April, and May 2018, alleging violations of the Securities Act in connection with the January 19, 2018 IPO of ADT Inc. common stock. The actions were consolidated on July 10, 2018, and the case was re-captioned In re ADT Inc. Shareholder Litigation. On August 24, 2018, the state-court plaintiffs filed a consolidated complaint naming as defendants ADT Inc., several ADT officers and directors, the IPO underwriters (including Apollo Global Securities, LLC), AGM Inc. and certain other Apollo affiliates. Plaintiffs generally alleged that the registration statement and prospectus for the IPO contained false and misleading statements and failed to disclose material information about certain litigation in which ADT was involved, ADT’s efforts to protect its intellectual property, and competitive pressures ADT faced. Defendants filed motions to dismiss the consolidated complaint on October 23, 2018, and those motions were fully briefed. On May 21, 2018, a similar shareholder class action lawsuit was filed in the United States District Court for the Southern District of Florida, naming as defendants ADT, several officers and directors, and AGM Inc. The federal action, captioned Perdomo v. ADT Inc., generally alleged that the registration statement was materially misleading because it failed to disclose ongoing deterioration in ADT’s financial results, along with certain customer and business metrics. On July 20, 2018, several alleged ADT shareholders filed competing motions to be named lead plaintiff in the federal action. On November 20, 2018, the court appointed a lead plaintiff, and on January 15, 2019, the lead plaintiff filed an amended complaint. The amended complaint named the same Apollo-affiliated defendants as the state-court action, along with three new Apollo entities. Defendants filed motions to dismiss on March 25, 2019, and those motions were fully briefed. On July 26, 2019, the state court denied defendants’ motions to dismiss, except it reserved judgment on the question whether it has personal jurisdiction over certain defendants, including the Apollo defendants. On September 12, 2019, all parties to the state and federal actions reached a settlement in principle that would resolve both actions. The plaintiffs in the federal action voluntarily dismissed their action on October 28, 2019, and the settlement will be submitted to the state court for approval. The settlement requires no payment from any Apollo defendants.

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
On March 7, 2019, plaintiff Elizabeth Morrison filed an amended complaint in an action captioned Morrison v. Ray Berry, et. al., Case No. 12808-VCG, pending in the Chancery Court for the State of Delaware, adding as defendants AGM Inc. and certain AGM Inc. affiliates. The original complaint had only named as defendants certain officers and directors (the “TFM defendants”) of The Fresh Market, Inc. (“TFM”), claiming that those defendants breached their fiduciary duties to the TFM shareholders in connection with their consideration and approval of a merger agreement between TFM and certain entities affiliated with Apollo, including by engaging in a sale process that improperly favored AGM Inc., and/or Apollo Management VIII, L.P., by agreeing to an inadequate price and by filing materially deficient disclosures regarding the transaction. In addition to AGM Inc., the amended complaint added as defendants Apollo Overseas Partners (Delaware 892) VIII, L.P., Apollo Overseas Partners (Delaware) VIII, L.P., Apollo Overseas Partners VIII, L.P., Apollo Management VIII, L.P., AIF VIII Management, LLC, Apollo

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Management, L.P., Apollo Management GP, LLC, Apollo Management Holdings, L.P., Apollo Management Holdings GP, LLC, APO Corp., AP Professional Holdings, L.P., Apollo Advisors VIII, L.P., Apollo Investment Fund VIII, L.P., Pomegranate Holdings, Inc., and other defendants. The amended complaint alleged that the Apollo defendants aided and abetted the breaches of fiduciary duties by the TFM defendants. After the defendants moved to dismiss the complaint on May 1, 2019, Plaintiff filed a second amended complaint on June 3, 2019, maintaining the same claim against the same Apollo defendants as the prior complaint. Defendants moved to dismiss the second amended complaint on July 12, 2019. On December 31, 2019, the court issued a decision dismissing certain of the TFM defendants while denying the motions of others. The court deferred ruling on the motions filed by several defendants, including the Apollo-affiliated defendants. Those defendants for whom ruling was deferred submitted supplemental briefs in support of dismissal on January 31, 2020, and briefing was completed by February 24. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On October 21, 2019, a putative class action complaint was filed in the Court of Chancery of the State of Delaware against Presidio, Inc. (“Presidio”), all of the members of Presidio’s board of directors (including five directors who are affiliated with Apollo), and BC Partners Advisors L.P. and Port Merger Sub, Inc. (together, “BCP”) challenging the then-pending acquisition of Presidio by BCP (the “Merger”).  The action is captioned Firefighters Pension System of City of Kansas City, Missouri Trust v. Presidio, Inc. et al, C.A. No. 2019-0839-JTL.  The original complaint alleged that the Presidio directors breached their fiduciary duties in connection with the negotiation of the Merger and that the disclosures Presidio made in its filings with the SEC in connection with the Merger omitted material information, and that BCP aided and abetted those alleged breaches. On November 5, 2019, the Court of Chancery held a hearing on a motion by plaintiffs to preliminarily enjoin the stockholder vote and denied that motion.  On January 28, 2020, following the closing of the Merger, plaintiffs filed an amended class action complaint, adding as defendants AGM Inc. and AP VIII Aegis Holdings, L.P. (together, the “Apollo Defendants”) and LionTree Advisors, LLC (Presidio’s financial advisor in connection with the Merger).  The amended complaint alleges, among other things, that the Presidio directors breached their fiduciary duties in connection with the Merger, that the filings with the SEC in connection with the Merger omitted material information, that the Apollo Defendants were controlling stockholders of Presidio and breached their alleged fiduciary duties to Presidio’s public stockholders, and that BCP, LionTree and the Apollo Defendants aided and abetted breaches of fiduciary duties.  The amended complaint seeks, among other relief, declaratory relief, class certification, and unspecified money damages. The defendants have filed motions to dismiss the amended complaint and filed supporting memoranda by April 30, 2020. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On November 1, 2019, plaintiff Benjamin Fongers filed a putative class action in Illinois Circuit Court, Cook County, against CareerBuilder, LLC (“CareerBuilder”) and AGM Inc.  Plaintiff alleges that in March 2019, CareerBuilder changed its compensation plan so that sales representatives such as Fongers would (i) receive reduced commissions; and (ii) only be able to receive commissions for accounts they originated that were not reassigned to anyone else, a departure from the earlier plan.  Plaintiff also claims that the plan applied retroactively to deprive sales representatives of commissions to which they were earlier entitled.  Plaintiff alleges that AGM Inc. exercises complete control over CareerBuilder and thus, CareerBuilder acts as AGM Inc.’s agent.  Based on these allegations, Plaintiff alleges claims against both defendants for breach of written contract, breach of implied contract, unjust enrichment, violation of the Illinois Sales Representative Act, and violation of the Illinois Wage and Payment Collection Act. The defendants removed the action to the Northern District of Illinois on December 5, 2019, and Plaintiff moved to remand on January 6, 2020. That motion was fully briefed on February 14, 2020. Defendants’ deadline to respond to the complaint is 21 days after the court rules on the remand motion. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On January 15, 2020, DISH Network L.L.C. (“DISH”) filed a lawsuit in the Circuit Court of Cook County, Illinois against Terrier Media Buyer, Inc. d/b/a Cox Media Group (“CMG”), AGM Inc., NBI Holdings, LLC, Camelot Media Buyer, Inc. and Camelot Media Holdings, LLC., among other defendants. DISH’s lawsuit alleges that the defendants engaged in a series of transactions designed to take control of certain local television broadcast stations in a way that deprived DISH of its contractual right to retransmit to its subscribers the signals of certain of the local broadcast television stations. DISH seeks a declaration that it may continue to retransmit under its prior retransmission agreement, among other relief. On the same day it filed its lawsuit, DISH obtained an ex parte temporary restraining order (“TRO”) that enjoins all defendants (i) from taking any action to interfere with performance of a retransmission agreement concerning certain local television stations, (ii) from prohibiting DISH from retransmitting the signals of those stations, and (iii) from otherwise interfering with DISH’s right to retransmit the signals of those stations. On January 24, 2020, the Circuit Court of Cook County extended the TRO. On the same day, the defendants removed the case to the U.S. District Court for the Northern District of Illinois. DISH subsequently moved to remand the case back to state court, which motion was denied, and for leave to name additional AGM Inc. subsidiaries as defendants, which motion was granted

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

in part and denied in part. The court granted DISH leave to name AP IX Titan Holdings GP, LLC and AP IX (PMC) VoteCo, LLC as defendants in DISH’s amended complaint. On May 1, 2020, DISH filed its amended complaint. DISH’s forthcoming motion for a preliminary injunction is expected to be fully briefed by June 25, 2020. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
In March 2020, Frank Funds, which claims to be a former shareholder of MPM Holdings, Inc. (“MPM”), commenced an action in Delaware Chancery Court, captioned Frank Funds v. Apollo Global Management, Inc., et al., C.A. No. 2020-0130, against AGM Inc., certain former MPM directors (including three Apollo officers and employees), and members of the consortium that acquired MPM in a May 2019 merger. The complaint asserts, on behalf of a putative class of former MPM shareholders, a claim against Apollo for breach of its fiduciary duties as MPM’s alleged controlling shareholder in connection with the May 2019 merger in which a consortium acquired MPM. Frank Funds seeks unspecified compensatory damages. Apollo believes these claims are without merit. Because this action is in its early stages, no reasonable estimate of possible loss, if any, can be made at this time.
Commitments and Contingencies—Other long-term obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of March 31, 2020, fixed and determinable payments due in connection with these obligations were as follows:

	Remaining 2020	2021	2022	2023	2024	Thereafter	Total
Other long-term obligations	$14,972	$3,275	$1,892	$662	$662	$662	$22,125

Contingent Obligations—Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through March 31, 2020 and that would be reversed approximates $0.7 billion. Management views the possibility of all of the investments becoming worthless as remote. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of March 31, 2020, there were no underwriting commitments.
Contingent Consideration—In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future performance revenues earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future performance revenue payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the remaining contingent obligation was $76.7 million and $112.5 million as of March 31, 2020 and December 31, 2019, respectively.
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
Segment DE is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. Segment DE represents the amount of Apollo’s net realized earnings, excluding the effects of the consolidation of any of the related funds, taxes and related payables, transaction-related charges and any acquisitions. Transaction-related charges includes equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions. In addition, Segment DE excludes non-cash revenue and expense related to equity awards granted by unconsolidated related parties to employees of the Company, compensation and administrative related expense reimbursements, as well as the assets, liabilities and operating results of the funds and variable interest entities that are included in the condensed consolidated financial statements. We believe the exclusion of the non-cash charges related to the 2007 Reorganization for equity-based compensation provides investors with a meaningful indication of our performance because these charges relate to the equity portion of our capital structure and not our core operating performance. Segment DE also excludes impacts of the remeasurement of the tax receivable agreement liability recorded in other income, which arises from changes in the associated deferred tax balance.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Fee Related Earnings
Fee Related Earnings (“FRE”) is derived from our segment reported results and refers to a component of Segment DE that is used as a supplemental performance measure to assess whether revenues that we believe are generally more stable and predictable in nature, primarily consisting of management fees, are sufficient to cover associated operating expenses and generate profits. FRE is the sum across all segments of (i) management fees, (ii) advisory and transaction fees, (iii) performance fees related to business development companies, Redding Ridge Holdings LP (“Redding Ridge Holdings”), an affiliate of Redding Ridge, and MidCap and (iv) other income, net, less (x) salary, bonus and benefits, excluding equity-based compensation, (y) other associated operating expenses and (z) non-controlling interests in the management companies of certain funds the Company manages.
The following tables present financial data for Apollo’s reportable segments.

	As of and for the Three Months Ended March 31, 2020
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$208,229	$125,268	$48,871	$382,368
Advisory and transaction fees, net	15,267	20,343	1,122	36,732
Performance fees(1)	2,404	—	—	2,404
Fee Related Revenues	225,900	145,611	49,993	421,504
Salary, bonus and benefits	(57,008)	(42,480)	(24,533)	(124,021)
General, administrative and other	(35,373)	(21,994)	(10,986)	(68,353)
Placement fees	(306)	(107)	—	(413)
Fee Related Expenses	(92,687)	(64,581)	(35,519)	(192,787)
Other income (loss), net of Non-Controlling Interest	(663)	23	(21)	(661)
Fee Related Earnings	132,550	81,053	14,453	228,056
Realized performance fees	25,861	1,143	38,742	65,746
Realized profit sharing expense	(25,557)	(1,447)	(38,742)	(65,746)
Net Realized Performance Fees	304	(304)	—	—
Realized principal investment income, net(2)	1,374	542	3,667	5,583
Net interest loss and other	(17,114)	(15,674)	(4,346)	(37,134)
Segment Distributable Earnings(3)	$117,114	$65,617	$13,774	$196,505
Total Assets(3)	$3,382,264	$2,265,056	$629,541	$6,276,861

(1)	Represents certain performance fees related to business development companies, Redding Ridge Holdings LP (“Redding Ridge Holdings”), an affiliate of Redding Ridge, and MidCap.

(2)	Realized principal investment income, net includes dividends from our permanent capital vehicles, net of such amounts used to compensate employees.

(3)
Refer below for a reconciliation of total revenues, total expenses, other loss and total assets for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses, total consolidated other income (loss) and total assets.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended March 31, 2019
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$182,742	$130,496	$45,385	$358,623
Advisory and transaction fees, net	2,848	16,136	76	19,060
Performance fees(1)	661	—	—	661
Fee Related Revenues	186,251	146,632	45,461	378,344
Salary, bonus and benefits	(44,304)	(43,233)	(18,188)	(105,725)
General, administrative and other	(27,496)	(25,862)	(9,675)	(63,033)
Placement fees	305	135	—	440
Fee Related Expenses	(71,495)	(68,960)	(27,863)	(168,318)
Other income (loss), net of Non-Controlling Interest	(404)	196	(62)	(270)
Fee Related Earnings	114,352	77,868	17,536	209,756
Realized performance fees	3,327	60,456	6	63,789
Realized profit sharing expense	(3,518)	(37,727)	106	(41,139)
Net Realized Performance Fees	(191)	22,729	112	22,650
Realized principal investment income	3,049	8,088	299	11,436
Net interest loss and other	(4,386)	(6,133)	(2,173)	(12,692)
Segment Distributable Earnings (2)	$112,824	$102,552	$15,774	$231,150

(1)	Represents certain performance fees from business development companies and Redding Ridge Holdings.

(2)
Refer below for a reconciliation of total revenues, total expenses and other income (loss) for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income (loss) and total assets.

The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments:

	For the Three Months Ended March 31,
	2020	2019
Total Consolidated Revenues	$(1,469,086)	$677,777
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(35,841)	(29,129)
Adjustments related to consolidated funds and VIEs(1)	(1,451)	1,632
Performance fees(2)	1,734,435	(248,172)
Principal investment (income) loss	193,447	(23,764)
Total Fee Related Revenues	421,504	378,344
Realized performance fees	65,746	63,789
Realized principal investment income, net and other	4,741	10,594
Total Segment Revenues	$491,991	$452,727

(1)
Represents advisory fees, management fees and performance fees earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

(2)	Excludes certain performance fees related to business development companies, Redding Ridge Holdings, and MidCap.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments:

	For the Three Months Ended March 31,
	2020	2019
Total Consolidated Expenses	$(328,434)	$378,017
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(32,211)	(28,842)
Reclassification of interest expenses	(31,242)	(19,108)
Transaction-related charges, net(1)	21,399	(5,463)
Charges associated with corporate conversion(2)	(1,064)	—
Equity-based compensation	(14,070)	(18,423)
Total profit sharing expense(3)	580,949	(137,863)
Dividend-related compensation expense	(2,540)	—
Total Fee Related Expenses	192,787	168,318
Realized profit sharing expense	65,746	41,139
Total Segment Expenses	$258,533	$209,457

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

(2)	Represents expenses incurred in relation to the Conversion, as described in note 1.

(3)	Includes unrealized profit sharing expense, realized profit sharing expense and equity based profit sharing expense and other.
The following table reconciles total consolidated other income (loss) to total other loss for Apollo’s reportable segments:

	For the Three Months Ended March 31,
	2020	2019
Total Consolidated Other Income (Loss)	$(1,439,044)	$35,461
Adjustments related to consolidated funds and VIEs(1)	166,465	(9,134)
Net (gains) losses from investment activities	1,264,244	(18,825)
Interest income and other, net of Non-Controlling Interest	7,674	(7,772)
Other Loss, net of Non-Controlling Interest	(661)	(270)
Net interest loss and other	(36,292)	(11,850)
Total Segment Other Loss	$(36,953)	$(12,120)

(1)	Represents the addition of other income of consolidated funds and VIEs.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Segment Distributable Earnings:

	For the Three Months Ended March 31,
	2020	2019
Income (loss) before income tax (provision) benefit	$(2,579,696)	$335,221
Transaction-related charges(1)	(21,399)	5,463
Charges associated with corporate conversion(2)	1,064	—
Net income attributable to Non-Controlling Interests in consolidated entities	164,409	(8,662)
Unrealized performance fees	1,800,181	(184,383)
Unrealized profit sharing expense	(681,183)	75,762
Equity-based profit sharing expense and other(3)	34,488	20,962
Equity-based compensation	14,070	18,423
Unrealized principal investment (income) loss	201,570	(12,328)
Unrealized net (gains) losses from investment activities and other	1,263,001	(19,308)
Segment Distributable Earnings	$196,505	$231,150

(1)	Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions.

(2)	Represents expenses incurred in relation to the Conversion, as described in note 1.

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

The following table presents the reconciliation of Apollo’s total reportable segment assets to total assets:

	As of March 31, 2020	As of December 31, 2019
Total reportable segment assets	$6,276,861	$7,337,517
Adjustments(1)	10,045,936	1,204,600
Total assets	$16,322,797	$8,542,117

(1)	Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.
17. SUBSEQUENT EVENTS
On April 30, 2020, AGM Inc. filed an amended and restated certificate of incorporation (the “Amended and Restated COI”) with the Secretary of State of Delaware, and amended and restated its bylaws (the “Amended and Restated Bylaws” and, together with the Amended and Restated COI, the “Amendments”), each of the Amendments being effective as of such date. The Amendments provide, among other things, that the Class A Common Stockholders will have a certain amount of voting power on all matters generally submitted for vote to the stockholders of AGM Inc. (the “General Stockholder Matters”). Following the Amendments, with respect to General Stockholder Matters the total voting power of the Class A shares was 9.2%, the total voting power of the Class B share was 8.2% and the total voting power of the Class C share was 82.6%, each as of May 7, 2020.
On May 1, 2020, the Company declared a cash dividend of $0.42 per share of Class A Common Stock, which will be paid on May 29, 2020 to holders of record at the close of business on May 18, 2020.
On May 1, 2020, the Company declared a cash dividend of $0.398438 per share of Series A Preferred Stock and Series B Preferred Stock, which will be paid on June 15, 2020 to holders of record at the close of business on June 1, 2020.

ITEM 1A. UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of March 31, 2020
	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$647,778	$6	$—	$647,784
Restricted cash	19,764	—	—	19,764
U.S. Treasury securities, at fair value	864,749	—	—	864,749
Investments	2,655,527	288	(151,139)	2,504,676
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	628,027	1,070	629,097
Investments, at fair value	—	9,945,504	(506,253)	9,439,251
Other assets	—	179,301	(8,529)	170,772
Incentive fees receivable	864	—	—	864
Due from related parties	686,192	—	(41,872)	644,320
Deferred tax assets, net	875,598	—	—	875,598
Other assets	246,253	—	(467)	245,786
Lease assets	186,225	—	—	186,225
Goodwill	93,911	—	—	93,911
Total Assets	$6,276,861	$10,753,126	$(707,190)	$16,322,797
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$100,229	$—	$—	$100,229
Accrued compensation and benefits	66,813	—	—	66,813
Deferred revenue	128,087	—	—	128,087
Due to related parties	1,339,942	—	(857)	1,339,085
Profit sharing payable	341,030	—	—	341,030
Debt	2,651,232	—	—	2,651,232
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	5,137,451	(37,967)	5,099,484
Notes payable	—	2,444,701	(582,495)	1,862,206
Other liabilities	—	998,886	(30,252)	968,634
Due to related parties	—	19,546	(19,546)	—
Other liabilities	60,242	—	—	60,242
Lease liabilities	206,721	—	—	206,721
Total Liabilities	4,894,296	8,600,584	(671,117)	12,823,763

Stockholders’ Equity:
Apollo Global Management, Inc. stockholders’ equity:
Series A Preferred Stock	264,398	—	—	264,398
Series B Preferred Stock	289,815	—	—	289,815
Additional paid in capital	1,085,949	—	—	1,085,949
Retained earnings (accumulated deficit)	(1,075,324)	65,377	(65,376)	(1,075,323)
Accumulated other comprehensive loss	(8,112)	(29,392)	29,303	(8,201)
Total Apollo Global Management, Inc. stockholders’ equity	556,726	35,985	(36,073)	556,638
Non-Controlling Interests in consolidated entities	5,724	2,116,557	—	2,122,281
Non-Controlling Interests in Apollo Operating Group	820,115	—	—	820,115
Total Stockholders’ Equity	1,382,565	2,152,542	(36,073)	3,499,034
Total Liabilities and Stockholders’ Equity	$6,276,861	$10,753,126	$(707,190)	$16,322,797

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of December 31, 2019
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$1,556,202	$—	$—	$1,556,202
Restricted cash	19,779	—	—	19,779
U.S. Treasury securities, at fair value	554,387	—	—	554,387
Investments	3,704,332	595	(95,068)	3,609,859
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	45,329	—	45,329
Investments, at fair value	—	1,213,169	—	1,213,169
Other assets	—	41,688	—	41,688
Incentive fees receivable	2,414	—	—	2,414
Due from related parties	415,622	—	(553)	415,069
Deferred tax assets	473,165	—	—	473,165
Other assets	327,009	—	(560)	326,449
Lease assets	190,696	—	—	190,696
Goodwill	93,911	—	—	93,911
Total Assets	$7,337,517	$1,300,781	$(96,181)	$8,542,117
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$94,364	$—	$—	$94,364
Accrued compensation and benefits	64,393	—	—	64,393
Deferred revenue	84,639	—	—	84,639
Due to related parties	501,387	—	—	501,387
Profit sharing payable	758,669	—	—	758,669
Debt	2,650,600	—	—	2,650,600
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	893,711	(43,564)	850,147
Other liabilities	—	79,762	(190)	79,572
Due to related parties	—	923	(923)	—
Other liabilities	210,740	—	—	210,740
Lease liabilities	209,479	—	—	209,479
Total Liabilities	4,574,271	974,396	(44,677)	5,503,990

Stockholders’ Equity:
Apollo Global Management, Inc. stockholders’ equity:
Series A Preferred stock	264,398	—	—	264,398
Series B Preferred stock	289,815	—	—	289,815
Additional paid in capital	1,302,587	—	—	1,302,587
Retained earnings (accumulated deficit)	—	26,744	(26,744)	—
Accumulated other comprehensive loss	(4,331)	(3,379)	3,132	(4,578)
Total Apollo Global Management, Inc. stockholders’ equity	1,852,469	23,365	(23,612)	1,852,222
Non-Controlling Interests in consolidated entities	6,776	303,020	(27,892)	281,904
Non-Controlling Interests in Apollo Operating Group	904,001	—	—	904,001
Total Stockholders’ Equity	2,763,246	326,385	(51,504)	3,038,127
Total Liabilities and Stockholders’ Equity	$7,337,517	$1,300,781	$(96,181)	$8,542,117

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Apollo Global Management, Inc.’s condensed consolidated financial statements and the related notes included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section entitled “Risk Factors” in our Form 10-K for the Year Ended December 31, 2019 filed with the SEC on February 21, 2020 (the “2019 Annual Report”) and those included in the section of this report entitled “Item 1A. Risk Factors”. The highlights listed below have had significant effects on many items within our condensed consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.
General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in credit, private equity and real assets with significant distressed expertise and a flexible mandate in the majority of our funds which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 34 years and lead a team of 1,460 employees, including 493 investment professionals, as of March 31, 2020.
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
In addition, the growth in our Fee-Generating AUM during the last year has primarily been in our credit segment driven by continued growth in traditional funds and managed accounts as well as growth in asset management services to the insurance industry and in performing credit products. The average management fee rate for these new credit products is at market rates for such products and in certain cases is below our historical rates. Also, due to the complexity of these new product offerings, the Company has incurred and will continue to incur additional costs associated with managing these products. To date, these additional costs have been offset by realized economies of scale and ongoing cost management.
As of March 31, 2020, we had total AUM of $315.5 billion across all of our businesses. More than 90% of our total AUM was in funds with a contractual life at inception of five years or more, and 51% of such AUM was in permanent capital vehicles.
For our credit segment, there were total gross returns of (8.1%), (14.8%), and (4.5%) for corporate credit, structured credit, and direct origination, respectively, for the three months ended March 31, 2020.

As of December 31, 2017, Fund IX held its final closing, raising a total of $23.5 billion in third-party capital and approximately $1.2 billion of additional capital from Apollo and affiliated investors for total commitments of $24.7 billion. On December 31, 2013, Fund VIII held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of March 31, 2020, Fund VIII had $2.9 billion of uncalled commitments remaining. Additionally, Fund VII held a final closing in December 2008, raising a total of $14.7 billion, and as of March 31, 2020, Fund VII had $1.8 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through March 31, 2020. Apollo’s private equity fund depreciation was (21.6%) for the three months ended March 31, 2020.
For our real assets segment, there was a total gross return of (6.5%) for the three months ended March 31, 2020. Included in the gross return are U.S. Real Estate Fund I and U.S. Real Estate Fund II including co-investment capital, Asia Real Estate Fund including co-investment capital, the European Principal Finance funds, and infrastructure equity funds.
For further detail related to fund performance metrics across all of our businesses, see “—The Historical Investment Performance of Our Funds.”
Holding Company Structure
The diagram below depicts our current organizational structure:

Managing Partners
100% of LP Units
BRH Holdings GP, Ltd. (Class B Common Stock)(2)(5)
GP
BRH Holdings, L.P.(3)
90.5% of LP Units
GP
9.5% of LP Units
Contributing Partners
Class A Stockholders (Class A Common Stock)(1)
AGM Management, LLC(5) (Class C Common Stock)
AP Professional Holdings, L.P.(4)
Athene Holding Ltd. (6.7% of Apollo Operating Group Units)(7)
40.4% of the LP or LLC interests of each Apollo Operating Group Entity
Apollo Global Management, Inc.
(52.9% of Apollo Operating Group Units)(6)
Intermediate Holding Companies
100%
APO Asset Co., LLC
100%
APO (FC), LLC
100%
APO (FC III), LLC
100%
APO UK (FC), Limited
100%
APO (FC II), LLC
100%
APO Corp.
52.9% of the LP or LLC interests of certain Apollo Operating Group Entities
52.9% of the LP or LLC interests of certain Apollo Operating Group Entities
52.9% of the LP or LLC interests of certain Apollo Operating Group Entities
52.9% of the LP or LLC interests of certain Apollo Operating Group Entities
52.9% of the LP or LLC interests of certain Apollo Operating Group Entities
52.9% of the LP or LLC interests of certain Apollo Operating Group Entities
Apollo Operating Group

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of May 7, 2020.

(1)
As of May 7, 2020, the Class A shares represented 9.2% of the total voting power of the Class A shares, the Class B share and the Class C share, voting together as a single class, with respect to General Stockholder Matters. As of May 7, 2020, the Class A shares represented 52.8% of the total voting power of the Class A shares and the Class B share with respect to certain matters upon which they are entitled to vote pursuant to the certificate of incorporation of AGM Inc. (“COI”).

(2)
Our Managing Partners own BRH Holdings GP, Ltd., which in turn holds our only outstanding Class B share. As of May 7, 2020, the Class B share represented 8.2% of the total voting power of the Class A shares, the Class B share and the Class C share, voting together as a single class, with respect to General Stockholder Matters, and a de minimus economic interest in AGM Inc. As of May 7, 2020, the Class

B share represented 47.2% of the total voting power of the Class A shares and the Class B share with respect to certain matters upon which they are entitled to vote as a single class.

(3)
Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles, limited partner interests in Holdings. Our Managing Partners’ economic interests are represented by their indirect beneficial ownership, through Holdings, of 36.6% of the limited partner interests in the Apollo Operating Group.

(4)
Holdings owns 40.4% of the limited partner or limited liability company interests in each Apollo Operating Group entity. The AOG Units held by Holdings are exchangeable for Class A shares. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 36.6% of the AOG Units. Our Contributing Partners, through their interests in Holdings, beneficially own 3.8% of the AOG Units.

(5)
BRH Holdings GP, Ltd. is the sole member of AGM Management, LLC, which in turns holds our only outstanding Class C share. The Class C share bestows to its holder certain management rights over AGM Inc. As of May 7, 2020, the Class C share represented 82.6% of the total voting power of the Class A shares, the Class B share and the Class C share, voting together as a single class, with respect to General Stockholder Matters, and a de minimus economic interest in AGM Inc.

(6)
Represents 52.9% of the limited partner or limited liability company interests in each Apollo Operating Group entity, held through the intermediate holding companies. AGM Inc. also indirectly owns 100% of the general partner or managing member interests in each Apollo Operating Group entity.

(7)
Represents 6.7% of the limited partner or limited liability company interests in each Apollo Operating Group entity held by Athene Holding Ltd. and/or its affiliates. AOG Units held by Athene are non-voting equity interests of the Apollo Operating Group and are not exchangeable for Class A shares.

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
In the U.S., the S&P 500 Index declined by 20% in the first quarter of 2020, reflecting a broad-based market selloff as the COVID-19 pandemic and related economic shutdown impacted public markets. Global equity markets also declined during the quarter, with the MSCI All Country World ex USA Index decreasing 23% following an increase of 7.9% in the fourth quarter of 2019.
Conditions in the credit markets also have a significant impact on our business. Credit markets were negative in the first quarter of 2020, with the BofAML HY Master II Index decreasing 13.1%, while the S&P/LSTA Leveraged Loan Index decreased 14.3%. The U.S. 10-year Treasury yield fell during the quarter to 0.7%. On March 16, 2020, the Federal Reserve reduced the benchmark interest rate, lowering it for the first time this year, to a target range of 0% to 0.25%, down from to a target range of 1.50% to 1.75% at the end of 2019.

Foreign exchange rates can materially impact the valuations of our investments and those of our funds that are denominated in currencies other than the U.S. dollar. Relative to the U.S. dollar, the Euro depreciated 1.6% during the first quarter, after depreciating by 2.8% in the fourth quarter of 2019, while the British pound depreciated 6.4% in the first quarter of 2020, after depreciating 7.3% in the fourth quarter of 2019. The price of crude oil depreciated by 66.5% during the quarter ended March 31, 2020.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP decreased at an annual rate of 4.8%, in the first quarter of 2020, following an increase of 2.1% in the fourth quarter of 2019. As of April 2020, the International Monetary Fund estimated that the U.S. economy will contract by 5.9% in 2020 and expand by 4.7% in 2021. The U.S. unemployment rate increased to 4.4% as of March 31, 2020, as impacts of the COVID-19 pandemic began to take effect on the labor force.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its fund investors by focusing on opportunities that management believes are often overlooked by other investors. As such, Apollo’s global integrated investment platform deployed $5.2 billion and $17.2 billion of capital through the funds it manages during the three and twelve months ended March 31, 2020, respectively. We believe Apollo’s expertise in credit and its focus on nine core industry sectors, combined with more than 30 years of investment experience, has allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors include chemicals, manufacturing and industrial, natural resources, consumer and retail, consumer services, business services, financial services, leisure, and media/telecom/technology. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods.
In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities, such as continuing to grow the assets of our permanent capital vehicles. As such, Apollo had $7.3 billion and $37.8 billion of capital inflows during the three and twelve months ended March 31, 2020, respectively. While Apollo continues to attract capital inflows, it also continues to generate realizations for fund investors. Apollo returned $2.0 billion and $11.7 billion of capital and realized gains to the investors in the funds it manages during the three and twelve months ended March 31, 2020, respectively.
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
Assets Under Management
The tables below present Fee-Generating and Non-Fee-Generating AUM by segment:

	As of March 31, 2020
	Credit	Private Equity	Real Assets	Total
	(in millions)
Fee-Generating	$168,262	$43,976	$29,412	$241,650
Non-Fee-Generating	41,483	23,693	8,685	73,861
Total Assets Under Management	$209,745	$67,669	$38,097	$315,511

	As of March 31, 2019
	Credit	Private Equity	Real Assets	Total
	(in millions)
Fee-Generating	$156,860	$46,372	$25,033	$228,265
Non-Fee-Generating	36,809	30,953	6,967	74,729
Total Assets Under Management	$193,669	$77,325	$32,000	$302,994

	As of December 31, 2019
	Credit	Private Equity	Real Assets	Total
	(in millions)
Fee-Generating	$172,893	$43,826	$29,727	$246,446
Non-Fee-Generating	42,637	32,962	9,060	84,659
Total Assets Under Management	$215,530	$76,788	$38,787	$331,105

The table below presents AUM with Future Management Fee Potential, which is a component of Non-Fee-Generating AUM, for each of Apollo’s three segments.

	As of March 31, 2020	As of March 31, 2019	As of December 31, 2019
	(in millions)
Credit	$9,238	$7,202	$10,898
Private Equity	7,978	10,729	9,441
Real Assets	2,008	2,175	2,208
Total AUM with Future Management Fee Potential	$19,224	$20,106	$22,547

The following tables present the components of Performance Fee-Eligible AUM for each of Apollo’s three segments:

	As of March 31, 2020
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM(1)	$16,989	$2,168	$3,658	$22,815
AUM Not Currently Generating Performance Fees	36,030	24,076	1,249	61,355
Uninvested Performance Fee-Eligible AUM	8,248	27,500	4,894	40,642
Total Performance Fee-Eligible AUM	$61,267	$53,744	$9,801	$124,812

	As of March 31, 2019
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM(1)	$35,018	$23,225	$2,553	$60,796
AUM Not Currently Generating Performance Fees	14,318	6,157	2,189	22,664
Uninvested Performance Fee-Eligible AUM	7,649	33,488	4,643	45,780
Total Performance Fee-Eligible AUM	$56,985	$62,870	$9,385	$129,240

	As of December 31, 2019
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM(1)	$38,560	$22,907	$5,179	$66,646
AUM Not Currently Generating Performance Fees	12,514	8,112	589	21,215
Uninvested Performance Fee-Eligible AUM	9,919	30,084	4,676	44,679
Total Performance Fee-Eligible AUM	$60,993	$61,103	$10,444	$132,540

(1)
Performance Fee-Generating AUM of $0.1 billion, $1.3 billion and $3.2 billion as of March 31, 2020, March 31, 2019 and December 31, 2019, respectively, are above the hurdle rates or preferred returns and has been deferred to future periods when the fees are probable to not be significantly reversed.

The following table presents AUM Not Currently Generating Performance Fees for funds that have invested capital for more than 24 months as of March 31, 2020 and the corresponding appreciation required to reach the preferred return or high watermark in order to generate performance fees:

Strategy / Fund	Invested AUM Not Currently Generating Performance Fees	Investment Period Active > 24 Months	Appreciation Required to Achieve Performance Fees(1)
	(in millions)
Credit:
Corporate Credit	$22,250	$19,784	10%
Structured Credit	3,543	3,163	37%
Direct Origination	4,392	4,260	4%
Advisory and Other	5,845	5,846	12%
Total Credit	36,030	33,053	12%
Private Equity:
Fund VIII	11,642	11,642	2%
ANRP II	1,399	1,399	26%
Hybrid Capital	3,550	1,928	>100%
Other PE	7,485	2,234	44%
Total Private Equity	24,076	17,203	21%
Real Assets:
Total Real Assets	1,249	880	> 250bps
Total	$61,355	$51,136

(1)
All investors in a given fund are considered in aggregate when calculating the appreciation required to achieve performance fees presented above. Appreciation required to achieve performance fees may vary by individual investor. Funds with an investment period less than 24 months are “N/A”.

The components of Fee-Generating AUM by segment are presented below:

	As of March 31, 2020
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$3,912	$26,849		$4,906	$35,667
Fee-Generating AUM based on invested capital	1,400	15,883		2,228	19,511
Fee-Generating AUM based on gross/adjusted assets	138,723	815		21,380	160,918
Fee-Generating AUM based on NAV	24,227	429		898	25,554
Total Fee-Generating AUM	$168,262	$43,976	(1)	$29,412	$241,650

(1)	The weighted average remaining life of the traditional private equity funds as of March 31, 2020 was 78 months.

	As of March 31, 2019
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$3,403	$26,849		$5,382	$35,634
Fee-Generating AUM based on invested capital	1,152	18,438		2,212	21,802
Fee-Generating AUM based on gross/adjusted assets	131,031	698		16,532	148,261
Fee-Generating AUM based on NAV	21,274	387		907	22,568
Total Fee-Generating AUM	$156,860	$46,372	(1)	$25,033	$228,265

(1)	The weighted average remaining life of the private equity funds as at March 31, 2019 was 86 months.

	As of December 31, 2019
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$3,921	$26,849		$4,932	$35,702
Fee-Generating AUM based on invested capital	1,372	15,743		2,273	19,388
Fee-Generating AUM based on gross/adjusted assets	144,028	814		21,403	166,245
Fee-Generating AUM based on NAV	23,572	420		1,119	25,111
Total Fee-Generating AUM	$172,893	$43,826	(1)	$29,727	$246,446

(1)	The weighted average remaining life of the traditional private equity funds as of December 31, 2019 was 80 months.
The following table presents total AUM and Fee-Generating AUM amounts for our credit segment by category type:

	Total AUM			Fee-Generating AUM
	As of March 31,		As of December 31,	As of March 31,		As of December 31,
	2020	2019	2019	2020	2019	2019
	(in millions)
Corporate Credit	$105,631	$103,268	$110,659	$89,088	$87,723	$92,601
Structured Credit	47,461	45,243	52,735	41,397	40,514	45,453
Direct Origination	24,453	17,421	24,234	22,184	15,358	22,031
Advisory and Other	32,200	27,737	27,902	15,593	13,265	12,808
Total	$209,745	$193,669	$215,530	$168,262	$156,860	$172,893
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
The following table presents the aggregate Athene Sub-Allocated Total AUM by asset class:

	As of March 31, 2020	(1)
	(in millions)
Core Assets	$29,015
Core Plus Assets	29,747
Yield Assets	44,271
High Alpha	5,390
Cash, Treasuries, Equity and Alternatives	16,090
Total	$124,513

(1)	Includes $10.1 billion of gross assets related to ACRA Re Ltd. and $2.4 billion of unfunded commitments related to Apollo/Athene Dedicated Investment Program (“ADIP”).
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
The following table presents Athora Sub-Advised and Athora Non-Sub-Advised AUM:

	As of March 31,		As of December 31,
	2020	2019	2019
	(in millions)
Sub-Advised AUM	$3,846	$3,187	$3,877
Non-Sub-Advised AUM	11,631	10,732	10,019
Total AUM	$15,477	$13,919	$13,896
In April 2020, Athora completed the closing of the transaction to acquire VIVAT N.V. (“VIVAT”) from Anbang Group Holdings Co Limited. VIVAT is now part of Athora’s European group of life insurance companies. The transaction is expected to add $45 billion of AUM to the Athora platform.
The following table presents total AUM and Fee-Generating AUM amounts for our private equity segment:

	Total AUM			Fee-Generating AUM
	As of March 31,		As of December 31,	As of March 31,		As of December 31,
	2020	2019	2019	2020	2019	2019
	(in millions)
Private Equity Funds	$54,525	$62,134	$62,139	$36,676	$39,374	$36,947
Hybrid Capital	8,606	9,128	9,113	3,382	2,908	2,961
Natural Resources	4,538	6,063	5,536	3,918	4,090	3,918
Total	$67,669	$77,325	$76,788	$43,976	$46,372	$43,826
The following table presents total AUM and Fee-Generating AUM amounts for our real assets segment:

	Total AUM			Fee-Generating AUM
	As of March 31,		As of December 31,	As of March 31,		As of December 31,
	2020	2019	2019	2020	2019	2019
	(in millions)
Real Estate	$29,019	$22,940	$29,401	$22,619	$17,978	$22,890
Principal Finance	6,673	6,921	7,181	5,010	5,368	5,102
Infrastructure	2,405	2,139	2,205	1,783	1,687	1,735
Total	$38,097	$32,000	$38,787	$29,412	$25,033	$29,727

The following tables summarize changes in total AUM for each of Apollo’s three segments:

	For the Three Months Ended March 31,
	2020				2019
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$215,530	$76,788	$38,787	$331,105	$174,378	$75,086	$30,795	$280,259
Inflows(2)	6,269	481	507	7,257	17,296	2,094	1,606	20,996
Outflows(3)	(838)	(10)	(234)	(1,082)	(2,362)	(39)	(226)	(2,627)
Net Flows	5,431	471	273	6,175	14,934	2,055	1,380	18,369
Realizations	(512)	(1,168)	(365)	(2,045)	(234)	(1,171)	(336)	(1,741)
Market Activity(2)(4)	(10,704)	(8,422)	(598)	(19,724)	4,591	1,355	161	6,107
End of Period	$209,745	$67,669	$38,097	$315,511	$193,669	$77,325	$32,000	$302,994

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

(2)
For the three months ended March 31, 2020, market activity includes mark-to-market changes and investment income of Athene, which had previously been reported as inflows. Prior period numbers have been recast to conform to the current presentation.

(3)	Outflows for Total AUM include redemptions of $0.4 billion and $0.4 billion during the three months ended March 31, 2020 and 2019, respectively.

(4)
Includes foreign exchange impacts of $(979.7) million, $(12.3) million and $(91.5) million for credit, private equity and real assets, respectively, during the three months ended March 31, 2020, and foreign exchange impacts of $(370.1) million, $(43.2) million and $(40.4) million for credit, private equity and real assets, respectively, during the three months ended March 31, 2019.

Total AUM was $315.5 billion at March 31, 2020, a decrease of $15.6 billion, or 4.7%, compared to $331.1 billion at December 31, 2019. The net decrease was primarily due to unrealized losses arising from the economic impact of the COVID-19 pandemic, and realizations. More specifically, the net decrease was due to:

•
Market activity of $19.7 billion related to $10.7 billion of depreciation in the funds we manage in the credit segment, primarily related to the market activity of Athene, $8.4 billion of depreciation in the funds we manage in the private equity segment, primarily related to Fund VIII, as well as $0.6 billion of depreciation in the funds we manage in the real assets segment.

•	Realizations of $2.0 billion primarily related to:

•
$1.2 billion related to funds we manage in the private equity segment primarily consisting of distributions of $0.7 billion, $0.2 billion and $0.2 billion from Fund VIII, Fund VII and certain hybrid capital funds, respectively;

•	$0.5 billion related to funds we manage in the credit segment primarily consisting of distributions from the corporate credit and direct origination funds; and

•	$0.4 billion related to funds we manage in the real assets segment primarily consisting of distributions from the real estate and principal finance funds.

•	Net flows of $6.2 billion primarily related to:

•
a $5.4 billion increase related to funds we manage in the credit segment primarily consisting of (i) subscriptions across the corporate credit funds we manage and capital raised for Athora of $1.5 billion and $1.4 billion, respectively, (ii) an increase in AUM in the advisory and other category of $1.6 billion, (iii) an increase in leverage of $0.3 billion, and (iv) net segment transfers of $0.2 billion; these increases were partially offset by redemptions across the credit platform of $0.4 billion.

•	a $0.5 billion increase related to funds we manage in the private equity segment consisting primarily of an increase in leverage of $0.4 billion related to the private equity funds we manage; and

•
a $0.3 billion increase related to funds we manage in the real assets segment primarily consisting of subscriptions of $0.1 billion and an increase in leverage of $0.4 billion related to real estate funds we manage; these increases were offset by net segment transfers of $0.2 billion.

	For the Three Months Ended March 31,
	2020				2019
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$172,893	$43,826	$29,727	$246,446	$144,071	$46,633	$23,663	$214,367
Inflows(2)	7,511	617	191	8,319	10,404	134	1,480	12,018
Outflows(3)	(1,342)	(46)	(398)	(1,786)	(2,204)	(227)	(9)	(2,440)
Net Flows	6,169	571	(207)	6,533	8,200	(93)	1,471	9,578
Realizations	(396)	(343)	(68)	(807)	(102)	(194)	(121)	(417)
Market Activity(4)	(10,404)	(78)	(40)	(10,522)	4,691	26	20	4,737
End of Period	$168,262	$43,976	$29,412	$241,650	$156,860	$46,372	$25,033	$228,265

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

(2)
For the three months ended March 31, 2020, market activity includes mark-to-market changes and investment income of Athene, which had previously been reported as inflows. Prior period numbers have been recast to conform to the current presentation.

(3)	Outflows for Fee-Generating AUM include redemptions of $0.4 billion and $0.4 billion during the three months ended March 31, 2020 and 2019, respectively.

(4)
Includes foreign exchange impacts of $(646.9) million, $(15.3) million and $(74.7) million for credit, private equity and real assets, respectively, during the three months ended March 31, 2020, and foreign exchange impacts of $(142.8) million and $(32.6) million for credit and real assets, respectively, during the three months ended March 31, 2019.

Total Fee-Generating AUM was $241.7 billion at March 31, 2020, a decrease of $4.8 billion or (1.9)%, compared to $246.4 billion at December 31, 2019. The net decrease was primarily due to:

•
Market activity of $10.5 billion primarily related to a $10.4 billion decrease related to funds we manage in the credit segment, primarily as a result of the market activity of Athene, as well as depreciation across the corporate credit and structured credit funds we manage of $1.8 billion and $1.5 billion, respectively.

•	Net flows of $6.5 billion primarily related to:

•
a $6.2 billion increase related to funds we manage in the credit segment primarily consisting of (i) fee-generating deployment of $3.5 billion, (ii) subscriptions of $1.7 billion across the corporate and structured credit funds we manage, and (iii) an increase in AUM in the advisory and other category of $1.4 billion; these increases were offset by (i) fee-generating capital reduction of $0.5 billion, and (ii) redemptions across the credit platform of $0.4 billion;

•
a $0.6 billion increase related to funds we manage in the private equity segment primarily consisting of fee-generating capital deployment of $0.6 billion driven by certain hybrid capital funds we manage; and

•
a $(0.2) billion decrease related to funds we manage in the real assets segment primarily consisting of net segment transfers of $0.3 billion and $0.1 billion of fee-generating capital reduction; these decreases were offset by $0.2 billion of fee-generating capital deployment, primarily related to certain infrastructure and real estate funds we manage.

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

Capital Deployed
The following table summarizes the capital deployed for funds and SIAs with a defined maturity date by segment:

	For the Three Months Ended March 31,
	2020	2019
	(in millions)
Credit(1)	$3,387	$1,256
Private Equity	1,673	3,116
Real Assets	141	255
Total capital deployed	$5,201	$4,627

(1)	Prior period numbers were recast to include Apollo Accord Master Fund, L.P. (“Accord”) and other defined maturity date funds.
Uncalled Commitments
The following table summarizes the uncalled commitments by segment:

	As of March 31, 2020	As of December 31, 2019
	(in millions)
Credit	$8,607	$11,591
Private Equity	34,420	36,346
Real Assets	6,053	5,736
Total uncalled commitments(1)	$49,080	$53,673

(1)
As of March 31, 2020 and December 31, 2019, $40.5 billion and $46.4 billion, respectively, represented the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses.

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
Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund VI generated a 12% gross IRR and a 9% net IRR since its inception through March 31, 2020, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through March 31, 2020. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares and our Preferred shares” in the 2019 Annual Report and “Item 1A. Risk Factors—The current, and uncertain future, impact of the COVID-19 outbreak is expected to continue to impact our business, financial condition and results of operations” in this quarterly report.
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
All amounts are as of March 31, 2020, unless otherwise noted:

($ in millions)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR	Net IRR
Private Equity:
Fund IX	2018	$24,216	$24,729	$4,171	$46	$4,171	$4,416	$4,462	NM1	NM1
Fund VIII	2013	15,587	18,377	15,910	9,460	11,103	11,606	21,066	11%	7%
Fund VII	2008	2,844	14,677	16,461	31,411	2,588	868	32,279	33	24
Fund VI	2006	647	10,136	12,457	21,126	405	9	21,135	12	9
Fund V	2001	261	3,742	5,192	12,721	120	2	12,723	61	44
Fund I, II, III, IV & MIA(2)	Various	13	7,320	8,753	17,400	—	—	17,400	39	26
Traditional Private Equity Funds(3)		$43,568	$78,981	$62,944	$92,164	$18,387	$16,901	$109,065	39%	24%
ANRP II	2016	2,312	3,454	2,647	1,384	1,984	1,485	2,869	7	(2)
ANRP I	2012	329	1,323	1,149	1,011	618	116	1,127	(1)	(5)
AION	2013	660	826	689	325	459	551	876	12	5
Hybrid Value Fund	2019	3,253	3,238	1,095	66	1,056	1,084	1,150	NM1	NM1
Total Private Equity		$50,122	$87,822	$68,524	$94,950	$22,504	$20,137	$115,087
Credit:
FCI III	2017	$2,688	$1,906	$2,481	$1,117	$1,918	$2,006	$3,123	24%	18%
FCI II	2013	2,268	1,555	2,832	1,885	1,658	1,568	3,453	8	5
FCI I	2012	—	559	1,516	1,975	—	—	1,975	11	8
SCRF IV (6)	2017	1,883	2,502	4,229	2,096	2,201	1,512	3,608	(21)	(23)
SCRF III	2015	—	1,238	2,110	2,428	—	—	2,428	18	14
SCRF II	2012	—	104	467	528	—	—	528	15	12
SCRF I	2008	—	118	240	357	—	—	357	33	26
Accord III	2019	909	886	1,493	831	665	681	1,512	NM1	NM1
Accord II(7)	2018	257	781	801	821	—	—	821	17	12
Accord I(7)	2017	—	308	111	113	—	—	113	10	5
Total Credit		$8,005	$9,957	$16,280	$12,151	$6,442	$5,767	$17,918
Real Assets:
European Principal Finance Funds
EPF III(4)	2017	$4,699	$4,487	$2,436	$982	$1,712	$2,060	$3,042	23%	11%
EPF II(4)	2012	1,371	3,424	3,378	4,267	703	628	4,895	14	8
EPF I(4)	2007	231	1,429	1,877	3,153	—	4	3,157	23	17
U.S. RE Fund II(5)	2016	1,154	1,243	865	478	619	713	1,191	16	12
U.S. RE Fund I(5)	2012	289	649	632	737	197	196	933	13	10
Asia RE Fund(5)	2017	644	719	432	206	278	331	537	15	9
Infrastructure Equity Fund	2018	1,095	897	800	207	660	809	1,016	NM1	NM1
Total Real Assets		$9,483	$12,848	$10,420	$10,030	$4,169	$4,741	$14,771

(1)	Data has not been presented as the fund commenced investing capital less than 24 months prior to the period indicated and such information was deemed not meaningful.

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

(3)	Total IRR is calculated based on total cash flows for all funds presented.

(4)	Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.10 as of March 31, 2020.

(5)
U.S. RE Fund I, U.S. RE Fund II and Asia RE Fund had $153 million, $761 million and $376 million of co-investment commitments as of March 31, 2020, respectively, which are included in the figures in the table. A co-invest entity within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.24 as of March 31, 2020.

(6)	Remaining cost for certain of our credit funds may include physical cash called, invested or reserved for certain levered investments.

(7)	Gross and Net IRR have been presented for these funds as they have a defined maturity date of less than 24 months and have substantially liquidated.

Credit
The following table presents the gross and net returns for Apollo’s credit segment by category type:

	Gross Returns	Net Returns	Gross Returns	Net Returns
Category	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2019
Corporate Credit	(8.1)%	(8.3)%	3.9%	3.6%
Structured Credit	(14.8)	(14.7)	4.0	3.3
Direct Origination	(4.5)	(4.8)	2.8	2.1
Private Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of March 31, 2020:

	Total Invested Capital	Total Value	Gross IRR
	(in millions)
Distressed for Control	$7,915	$18,879	29%
Non-Control Distressed	5,416	8,429	71
Total	13,331	27,308	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit(1)	49,613	81,757	21
Total	$62,944	$109,065	39%

(1)	Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.
The following tables provide additional detail on the composition of the Fund VIII and Fund VII private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV, V, VI and IX are included in the table above but not presented below as their remaining value is less than $100 million, the fund has been liquidated or the fund commenced investing capital less than 24 months prior to March 31, 2020 and such information was deemed not meaningful. All amounts are as of March 31, 2020:
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,706	$5,608
Opportunistic Buyouts	12,660	14,667
Distressed(2)	544	791
Total	$15,910	$21,066
Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,539	$3,467
Opportunistic Buyouts	4,339	10,304
Distressed/Other Credit(2)	9,583	18,508
Total	$16,461	$32,279

(1)
Committed capital less unfunded capital commitments for Fund VIII and Fund VII were $16.0 billion and $14.4 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreement or other governing agreements.

(2)	The distressed investment strategy includes distressed for control, non-control distressed and other credit.

During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through March 31, 2020), our private equity funds have invested $56.7 billion, of which $20.0 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII and VI was 5.7x, 6.1x and 7.7x, respectively, as of March 31, 2020. Our average entry multiple for a private equity fund is the average of the total enterprise value over an applicable adjusted earnings before interest, taxes, depreciation and amortization, which may incorporate certain adjustments based on the investment team’s estimates and we believe captures the true economics of our funds’ investments in portfolio companies. The average entry multiple of actively investing funds may include committed investments not yet closed.
Permanent Capital
The following table summarizes the investment record for our permanent capital vehicles by segment, excluding Athene-related and Athora-related assets managed or advised by ISG and ISGI:

			Total Returns(1)
	IPO Year(2)	Total AUM	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Credit:		(in millions)
MidCap(3)	N/A	$9,212	(4)%	3%
AIF	2013	304	(23)	9%
AFT	2011	328	(22)	5%
AINV/Other(4)	2004	4,992	(57)	26%
Real Assets:
ARI(5)	2009	7,183	(57)%	12%
Total		$22,019

(1)
Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

(2)	An initial public offering (“IPO”) year represents the year in which the vehicle commenced trading on a national securities exchange.

(3)
MidCap is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were (4)% and 2% for the three months ended March 31, 2020 and March 31, 2019, respectively.

(4)
All amounts are as of December 31, 2019 except for total returns. Refer to www.apolloic.com for the most recent financial information on AINV. Included within Total AUM of AINV/Other is $1.8 billion of AUM related to a non-traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services. Total returns exclude performance related to this AUM.

(5)	All amounts are as of December 31, 2019 except for total returns. Refer to www.apolloreit.com for the most recent financial information on ARI.
SIAs
As of March 31, 2020, Apollo managed approximately $27 billion of total AUM in SIAs, which include capital deployed from certain SIAs across Apollo’s credit, private equity and real assets funds.
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
As of March 31, 2020, approximately 49% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 51% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our credit, private equity and real assets segments, the percentage determined using market-based valuation methods as of March 31, 2020 was 70%, 13% and 11%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest” in the 2019 Annual report for a discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
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

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis and (ii) realized and unrealized performance fees for Apollo’s combined segments:

	As of March 31, 2020	For the Three Months Ended March 31, 2020
	Performance Fees Receivable on an Unconsolidated Basis	Unrealized Performance Fees	Realized Performance Fees	Total Performance Fees
	(in thousands)
Credit:
Corporate Credit(1)	$37,793	$10,986	$11,982	$22,968
Structured Credit	125,742	(74,237)	13,846	(60,391)
Direct Origination	38,871	(21,766)	2,437	(19,329)
Total Credit	$202,406	$(85,017)	$28,265	$(56,752)
Total Credit, net of profit sharing expense	(2,891)	(47,462)	2,708	(44,754)
Private Equity:
Fund VIII(2)	$—	$(1,257,110)	$—	$(1,257,110)
Fund VII(1)(2)	97	(157,768)	410	(157,358)
Fund VI(2)	17,584	(78)	532	454
Fund IV and V(1)	—	(104)	—	(104)
ANRP I and II(1)(2)	169	(21,602)	227	(21,375)
Other(1)(3)	8,719	(114,475)	(26)	(114,501)
Total Private Equity	$26,569	$(1,551,137)	$1,143	$(1,549,994)
Total Private Equity, net of profit sharing expense	(8,685)	(976,461)	(304)	(976,765)
Real Assets:
Principal Finance	$93,547	$(115,355)	$34,118	$(81,237)
U.S. RE Fund I & II	11,754	(13,993)	4,624	(9,369)
Infrastructure Equity Fund	19,750	1,562	—	1,562
Other(3)	2,106	(32,686)	—	(32,686)
Total Real Assets	$127,157	$(160,472)	$38,742	$(121,730)
Total Real Assets, net of profit sharing expense	42,904	(95,075)	—	(95,075)
Total	$356,132	$(1,796,626)	$68,150	$(1,728,476)
Total, net of profit sharing expense(4)	$31,328	$(1,118,998)	$2,404	$(1,116,594)

1.
As of March 31, 2020, certain credit funds, certain private equity funds, and certain real asset funds had $7.4 million, $937.6 million, and $20.4 million, respectively, in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations for certain credit funds, certain private equity funds and certain real asset funds was $87.7 million, $4,468.3 million and $77.7 million, respectively, as of March 31, 2020.

2. As of March 31, 2020, the remaining investments and escrow cash of Fund VIII, Fund VII, Fund VI, ANRP I and ANRP II were valued at 97%, 35%, 35%, 22% and 70% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of March 31, 2020, Fund VII had $128.5 million of gross performance fees, or $73.2 million net of profit sharing, in escrow. As of March 31, 2020, Fund VI had $167.6 million of gross performance fees, or $112.4 million net of profit sharing, in escrow. As of March 31, 2020, ANRP I had $40.2 million of gross performance fees, or $26.0 million net of profit sharing, in escrow. As of March 31, 2020, ANRP II had $31.2 million of gross performance fees, or $19.3 million net of profit sharing, in escrow. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per these funds’ partnership agreements. Performance fees receivable as of March 31, 2020 and realized performance fees for the three months ended March 31, 2020 include interest earned on escrow balances that is not subject to contingent repayment.
3. Other includes certain SIAs.
4. There was a corresponding profit sharing payable of $341.0 million as of March 31, 2020, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $76.7 million.
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

The following table summarizes our performance fees since inception for our combined segments through March 31, 2020:

	Performance Fees Since Inception(1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation(3)	Maximum Performance Fees Subject to Potential Reversal(4)
	(in millions)
Credit:
Corporate Credit	$37.8	$1,181.0	$1,218.8	$7.4	$54.5
Structured Credit	125.7	170.5	296.2	—	116.4
Direct Origination	38.9	45.4	84.3	—	38.9
Total Credit	202.4	1,396.9	1,599.3	7.4	209.8
Private Equity:
Fund VIII	—	818.6	818.6	541.6	—
Fund VII	0.1	3,132.0	3,132.1	255.4	169.3
Fund VI	17.6	1,663.9	1,681.5	—	1.8
Fund IV and V	—	2,053.1	2,053.1	30.6	0.3
ANRP I and II	0.2	104.6	104.8	32.2	—
Other	8.7	726.1	734.8	77.8	44.6
Total Private Equity	26.6	8,498.3	8,524.9	937.6	216.0
Real Assets:
Principal Finance	93.5	401.1	494.6	9.8	256.0
U.S. RE Fund I and II	11.8	32.4	44.2	3.1	26.5
Infrastructure Equity Fund	19.7	—	19.7	—	19.7
Other(5)	2.1	36.0	38.1	7.5	10.3
Total Real Assets	127.1	469.5	596.6	20.4	312.5
Total	$356.1	$10,364.7	$10,720.8	$965.4	$738.3

(1)
Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.10 as of March 31, 2020. Certain funds are denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.24 as of March 31, 2020.

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

(3)
Amounts were computed based on the fair value of fund investments on March 31, 2020. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at March 31, 2020. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(4)
Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on March 31, 2020. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

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
Other Expenses. The balance of our other expenses includes interest, placement fees, and general, administrative and other operating expenses. Interest expense consists primarily of interest related to the the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2039 Senior Secured Guaranteed Notes, the 2048 Senior Notes and the 2050 Subordinated Notes as discussed in note 10 to our condensed consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. General, administrative and other expenses includes occupancy expense, depreciation and amortization, professional fees and costs related to travel, information technology and administration. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, Inc. primarily include the 40.4% and 50.1% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of March 31, 2020 and 2019, respectively. Additionally, as of March 31, 2020, Athene holds 6.7% Non-Controlling Interests in the Apollo Operating Group as a result of the Transaction Agreement. Non-Controlling Interests also include limited partner interests in certain consolidated funds and VIEs.
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

Results of Operations
Below is a discussion of our condensed consolidated results of operations for the three months ended March 31, 2020 and 2019. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months Ended March 31,		Amount Change	Percentage Change
	2020	2019
Revenues:	(in thousands)
Management fees	$396,604	$380,026	$16,578	4.4%
Advisory and transaction fees, net	36,963	19,569	17,394	88.9
Investment income (loss):
Performance allocations	(1,734,323)	251,497	(1,985,820)	NM
Principal investment income (loss)	(187,849)	26,025	(213,874)	NM
Total investment income (loss)	(1,922,172)	277,522	(2,199,694)	NM
Incentive fees	19,519	660	18,859	NM
Total Revenues	(1,469,086)	677,777	(2,146,863)	NM
Expenses:
Compensation and benefits:
Salary, bonus and benefits	139,269	119,163	20,106	16.9
Equity-based compensation	52,122	45,077	7,045	15.6
Profit sharing expense	(635,998)	123,447	(759,445)	NM
Total compensation and benefits	(444,607)	287,687	(732,294)	NM
Interest expense	31,242	19,108	12,134	63.5
General, administrative and other	84,522	71,662	12,860	17.9
Placement fees	409	(440)	849	NM
Total Expenses	(328,434)	378,017	(706,451)	NM
Other Income (Loss):
Net gains (losses) from investment activities	(1,264,551)	18,829	(1,283,380)	NM
Net gains (losses) from investment activities of consolidated variable interest entities	(165,920)	9,466	(175,386)	NM
Interest income	7,934	7,076	858	12.1
Other income (loss), net	(16,507)	90	(16,597)	NM
Total Other Income (Loss)	(1,439,044)	35,461	(1,474,505)	NM
Income (Loss) before income tax (provision) benefit	(2,579,696)	335,221	(2,914,917)	NM
Income tax (provision) benefit	295,853	(19,654)	315,507	NM
Net Income (Loss)	(2,283,843)	315,567	(2,599,410)	NM
Net income (loss) attributable to Non-Controlling Interests	1,287,625	(166,510)	1,454,135	NM
Net Income (Loss) Attributable to Apollo Global Management, Inc.	(996,218)	149,057	(1,145,275)	NM
Series A Preferred Stock Dividends	(4,383)	(4,383)	—	—
Series B Preferred Stock Dividends	(4,781)	(4,781)	—	—
Net Income (Loss) Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$(1,005,382)	$139,893	$(1,145,275)	NM

Note:
“NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.

A discussion of our condensed consolidated results of operations for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2019.
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) a pandemic, which has resulted in uncertainty and disruption in the global economy and financial markets. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our the Apollo Funds and their portfolio companies, for an indefinite period of time.

Revenues
Our revenues and other income include fixed components that result from measures of capital and asset valuations and variable components that result from realized and unrealized investment performance, as well as the value of successfully completed transactions.
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Our management fee base is relatively insensitive to mark-to-market losses based on the nature of many fee arrangements; organic growth in our insurance platform and significant deployment during the three months ended March 31, 2020 largely offset any mark-to-market impact. Management fees increased by $16.6 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This change was primarily attributable to an increase in management fees earned from Athene of $15.1 million during the three months ended March 31, 2020, compared to the same period during 2019. For additional details regarding changes in management fees in each segment, see “—Segment Analysis” below.
Advisory and transaction fees, net, increased by $17.4 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This change was primarily driven by increased net advisory and transaction fees earned related to the structuring of a loan for a portfolio company and transaction fees earned with respect to certain portfolio companies in the media, telecom and technology industry during the three months ended March 31, 2020.
Performance allocations decreased by $2.0 billion for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The pandemic resulting from COVID-19 and the actions taken in response have caused severe disruption to the global economy and financial markets. In line with public equity and credit indices, we have experienced significant unrealized mark-to-market losses in our underlying funds. The decrease in performance allocations was primarily attributable to decreased performance allocations earned from Fund VIII, Fund VII and Structured Credit Recovery Fund IV (“SCRF IV”) of $1.4 billion, $178.5 million and $83.1 million, respectively, during the three months ended March 31, 2020, as compared to the same period during 2019.
The decrease in performance allocations from Fund VIII was primarily driven by a depreciation in the value of the fund’s investments in public portfolio companies primarily in the consumer services, financial services and manufacturing and industrial sectors and in private portfolio companies primarily in the natural resources, consumer services and leisure sectors, during the three months ended March 31, 2020, as compared to the same period during 2019.
The decrease in performance allocations from Fund VII was primarily driven by depreciation in the value of the fund’s investments in public portfolio companies primarily in the natural resources and consumer and retail sectors, during the three months ended March 31, 2020, as compared to the same period during 2019.
The decrease in performance allocations from SCRF IV was primarily driven by the fund’s mark-to-market losses on its investments in structured credit products due to widespread market sell-off and spread widening during the three months ended March 31, 2020 as compared to the same period in 2019.
Expenses
Compensation and benefits decreased by $732.3 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This change was primarily attributable to a decrease in profit sharing expense of $759.4 million due to a corresponding decrease in performance allocations during the three months ended March 31, 2020, as compared to the same period in 2019. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period.
Included in profit sharing expense is $37.9 million and $17.0 million for the three months ended March 31, 2020 and 2019, respectively, related to the Incentive Pool. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
Interest expense increased by $12.1 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to additional interest expense incurred during the three months ended March 31, 2020 as a result of the issuances of the 2039 Senior Secured Guaranteed Notes and 2050 Subordinated Notes, as described in note 10 to our condensed consolidated financial statements.
General, administrative and other expenses increased by $12.9 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This change was primarily driven by an increase in technology, occupancy expenses and other miscellaneous expenses during the three months ended March 31, 2020 as compared to the same period in 2019.
Other Income (Loss)
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Net losses from investment activities were $1.3 billion for the three months ended March 31, 2020, compared to net gains from investment activities of $18.8 million for the three months ended March 31, 2019. This change was primarily attributable to unrealized mark-to-market losses from the Company’s investment in Athene Holding from the combined impact of COVID-19 related market dislocation and the DLOM during the three months ended March 31, 2020. See note 6 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net losses from investment activities of consolidated VIEs were $165.9 million during the three months ended March 31, 2020, as compared to net gains from investment activities of consolidated VIEs of $9.5 million during the three months ended March 31, 2019. This change was primarily driven by losses from newly consolidated funds during the three months ended March 31, 2020, as discussed in note 5 to the condensed consolidated financial statements.
Other loss, net was $16.5 million during the three months ended March 31, 2020, as compared to other income, net of $0.1 million during the three months ended March 31, 2019. This change was primarily attributable to one-time costs to wind down a managed account arrangement incurred during the three months ended March 31, 2020.
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
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Income tax benefit was $295.9 million for the three months ended March 31, 2020, compared to income tax provision of $19.7 million for the three months ended March 31, 2019. The change was primarily related to: (i) the elimination of earnings passed through to Class A shareholders not subject to tax as a result of the corporate conversion that occurred on September 5, 2019, and (ii) the unrealized mark-to-market book loss generated from the recent market dislocation due to the impacts of COVID-19. The tax benefit is offset by earnings that are passed through to Non-Controlling Interests and therefore not subject to corporate tax. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 11.5% and 5.9% for the three months ended March 31, 2020 and 2019, respectively. The most significant reconciling items between our U.S. federal statutory income tax rate and our effective income tax rate were due to the following: (i) income passed through to Non-Controlling Interests and (ii) state and local income taxes, including NYC UBT, as well as foreign income taxes (see note 9 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
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

A discussion of our segment statement of operations for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2019.
Credit
The following table sets forth our segment statement of operations information and our supplemental performance measure, Segment Distributable Earnings, within our credit segment.

	For the Three Months Ended March 31,		Total Change	Percentage Change
	2020	2019
	(in thousands)
Credit:
Management fees	$208,229	$182,742	$25,487	13.9%
Advisory and transaction fees, net	15,267	2,848	12,419	436.1
Performance fees(1)	2,404	661	1,743	263.7
Fee Related Revenues	225,900	186,251	39,649	21.3
Salary, bonus and benefits	(57,008)	(44,304)	(12,704)	28.7
General, administrative and other	(35,373)	(27,496)	(7,877)	28.6
Placement fees	(306)	305	(611)	NM
Fee Related Expenses	(92,687)	(71,495)	(21,192)	29.6
Other income, net of Non-Controlling Interest	(663)	(404)	(259)	64.1
Fee Related Earnings	132,550	114,352	18,198	15.9
Realized performance fees	25,861	3,327	22,534	NM
Realized profit sharing expense	(25,557)	(3,518)	(22,039)	NM
Net Realized Performance Fees	304	(191)	495	NM
Realized principal investment income, net(2)	1,374	3,049	(1,675)	(54.9)
Net interest loss and other	(17,114)	(4,386)	(12,728)	290.2
Segment Distributable Earnings	$117,114	$112,824	$4,290	3.8%

(1)	Represents certain performance fees related to business development companies and Redding Ridge Holdings, and MidCap.

(2)	Realized principal investment income, net includes dividends from our permanent capital vehicles, net of such amounts used to compensate employees.
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Management fees increased by $25.5 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This change was primarily attributable to an increase in management fees earned from Athene, Kent Credit Fund, AINV and SCRF IV of $13.0 million, $2.0 million, $1.6 million and $1.5 million, respectively, and modest increases across other credit funds during the three months ended March 31, 2020, as compared to the same period during 2019.
Advisory and transaction fees, net increased by $12.4 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This increase was primarily driven by net advisory and transaction fees earned related to the structuring of a loan for a portfolio company during the three months ended March 31, 2020.
Salary, bonus and benefits expense increased by $12.7 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019 primarily due to an increase in headcount.
General, administrative and other increased by $7.9 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The change was primarily driven by an increase in technology expenses, occupancy expenses and other miscellaneous expenses during the three months ended March 31, 2020, as compared to the same period in 2019.
Realized performance fees increased by $22.5 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This change was primarily attributable to an increase in realized performance fees generated from Athene and certain CLOs of $13.9 million and $5.3 million, respectively, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
The realized performance fees from Athene were a result of realizations from the sale of insurance linked securities during the three months ended March 31, 2020. Realized performance fees from certain CLOs were attributable to crystallization of performance fees as the CLOs liquidated during the three months ended March 31, 2020.

Realized profit sharing expense increased by $22.0 million during the three months ended March 31, 2020, as compared to the same period in 2019, as a result of a corresponding increase in realized performance fees as described above, and an increase in profit sharing expense related to the Incentive Pool. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $15.4 million and $0.1 million related to the Incentive Pool for the three months ended March 31, 2020 and 2019, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Net interest loss and other increased by $12.7 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to one-time costs to wind down a managed account arrangement incurred during the three months ended March 31, 2020, as well as additional interest expense incurred during the three months ended March 31, 2020 as a result of the issuances of the 2039 Senior Secured Guaranteed Notes and 2050 Subordinated Notes, as described in note 10 to our condensed consolidated financial statements.
Private Equity
The following table sets forth our segment statement of operations information and our supplemental performance measure, Segment Distributable Earnings, within our private equity segment.

	For the Three Months Ended March 31,		Total Change	Percentage Change
	2020	2019
	(in thousands)
Private Equity:
Management fees	$125,268	$130,496	$(5,228)	(4.0)%
Advisory and transaction fees, net	20,343	16,136	4,207	26.1
Fee Related Revenues	145,611	146,632	(1,021)	(0.7)
Salary, bonus and benefits	(42,480)	(43,233)	753	(1.7)
General, administrative and other	(21,994)	(25,862)	3,868	(15.0)
Placement fees	(107)	135	(242)	NM
Fee Related Expenses	(64,581)	(68,960)	4,379	(6.4)
Other income (loss), net	23	196	(173)	(88.3)
Fee Related Earnings	81,053	77,868	3,185	4.1
Realized performance fees	1,143	60,456	(59,313)	(98.1)
Realized profit sharing expense	(1,447)	(37,727)	36,280	(96.2)
Net Realized Performance Fees	(304)	22,729	(23,033)	NM
Realized principal investment income	542	8,088	(7,546)	(93.3)
Net interest loss and other	(15,674)	(6,133)	(9,541)	155.6
Segment Distributable Earnings	$65,617	$102,552	$(36,935)	(36.0)%
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Management fees decreased by $5.2 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This change was primarily attributable to a decrease in management fees earned from Fund VII and Fund VIII of $2.7 million and $2.6 million, respectively, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
Advisory and transaction fees, net increased by $4.2 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This change was primarily attributable to transaction fees earned with respect to certain portfolio companies in the media, telecom and technology industry and a pharmaceutical company during the three months ended March 31, 2020.
General, administrative and other decreased by $3.9 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The change was primarily driven by decreased professional fees during the three months ended March 31, 2020, as compared to the same period in 2019.
Realized performance fees decreased by $59.3 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This change was primarily attributable to a decrease in realized performance fees generated from Fund VIII of $57.5 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Realized performance fees from Fund VIII during the three months ended March 31, 2019 were a result of sales and income generated from investments primarily in the business services, manufacturing, industrial, financial services and leisure sectors.
Realized profit sharing expense decreased by $36.3 million during the three months ended March 31, 2020, as compared to the same period in 2019, as a result of a corresponding decrease in realized performance fees as described above, and a decrease in profit sharing expense related to the Incentive Pool. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $16.9 million related to the Incentive Pool for the three months ended March 31, 2019. There was no profit sharing expense related to the Incentive Pool for the three months ended March 31, 2020. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income decreased by $7.5 million for the three months ended March 31, 2020, as compared to the same period in 2019. This change was primarily attributable to a decrease in realizations from Apollo’s equity ownership in Fund VIII of $7.2 million during the three months ended March 31, 2020, as compared to the same period in 2019.
Net interest loss and other increased by $9.5 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to one-time costs to wind down a managed account arrangement incurred during the three months ended March 31, 2020, as well as additional interest expense incurred during the three months ended March 31, 2020 as a result of the issuances of the 2039 Senior Secured Guaranteed Notes and 2050 Subordinated Notes, as described in note 10 to our condensed consolidated financial statements.
Real Assets
The following table sets forth our segment statement of operations information and our supplemental performance measure, Segment Distributable Earnings, within our real assets segment.

	For the Three Months Ended March 31,		Total Change	Percentage Change
	2020	2019
	(in thousands)
Real Assets:
Management fees	$48,871	$45,385	$3,486	7.7%
Advisory and transaction fees, net	1,122	76	1,046	NM
Fee Related Revenues	49,993	45,461	4,532	10.0
Salary, bonus and benefits	(24,533)	(18,188)	(6,345)	34.9
General, administrative and other	(10,986)	(9,675)	(1,311)	13.6
Placement fees	—	—	—	NM
Fee Related Expenses	(35,519)	(27,863)	(7,656)	27.5
Other income (loss), net of Non-Controlling Interest	(21)	(62)	41	(66.1)
Fee Related Earnings	14,453	17,536	(3,083)	(17.6)
Realized performance fees	38,742	6	38,736	NM
Realized profit sharing expense	(38,742)	106	(38,848)	NM
Net Realized Performance Fees	—	112	(112)	(100.0)
Realized principal investment income	3,667	299	3,368	NM
Net interest loss and other	(4,346)	(2,173)	(2,173)	100.0
Segment Distributable Earnings	$13,774	$15,774	$(2,000)	(12.7)%
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Management fees increased by $3.5 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This change was primarily attributable to an increase in management fees earned from Athene and Athora of $2.1 million and $1.5 million, respectively, during the three months ended March 31, 2020, as compared to the same period during 2019.
Salary, bonus and benefits expense increased by $6.3 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019 primarily due to an increase in headcount.
Realized performance fees increased by $38.7 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase in realized performance fees was primarily attributable to an increase in realized performance fees generated from EPF III of $34.1 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.
The increase in realized performance fees generated from EPF III was primarily a result of the sale of investments in logistics assets during the three months ended March 31, 2020, while the fund had no realizations during the three months ended March 31, 2019.
Realized profit sharing expense increased by $38.8 million during the three months ended March 31, 2020, as compared to the same period in 2019, as a result of a corresponding increase in realized performance fees as described above, and an increase in profit sharing expense related to the Incentive Pool. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $22.5 million related to the Incentive Pool for the three months ended March 31, 2020. There was no profit sharing expense related to the Incentive Pool for the three months ended March 31, 2019. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income increased by $3.4 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This change was primarily attributable to a increase in realizations from Apollo’s equity ownership interest in EPF III of $3.3 million during the three months ended March 31, 2020, as compared to the same period in 2019.
Net interest loss and other increased by $2.2 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to additional interest expense incurred during the three months ended March 31, 2020 as a result of the issuances of the 2039 Senior Secured Guaranteed Notes and 2050 Subordinated Notes, as described in note 10 to our condensed consolidated financial statements.
Summary of Distributable Earnings
The following table is a reconciliation of Distributable Earnings per share of common and equivalent to net dividend per share of common and equivalent.

	For the Three Months Ended March 31,
	2020	2019
	(in thousands)
Segment Distributable Earnings	$196,505	$231,150
Taxes and related payables	(22,193)	(14,636)
Preferred dividends	(9,164)	(9,164)
Distributable Earnings	165,148	207,350
Add back: Tax and related payables attributable to common and equivalents	19,244	12,475
Distributable Earnings before certain payables(1)	184,392	219,825
Percent to common and equivalents	54%	51%
Distributable Earnings before other payables attributable to common and equivalents	99,572	112,111
Less: Taxes and related payables attributable to common and equivalents	(19,244)	(12,475)
Distributable Earnings attributable to common and equivalents(2)	$80,328	$99,636
Distributable Earnings per share(3)	$0.37	$0.50
(Retained) contributed capital per share(3)	0.05	(0.04)
Net dividend per share(3)	$0.42	$0.46

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

Summary of Non-U.S. GAAP Measures
The table below sets forth a reconciliation of net income attributable to Apollo Global Management, Inc. Class A Common Stockholders to our non-U.S. GAAP performance measures:

	For the Three Months Ended March 31,
	2020	2019
	(in thousands)
Net Income (Loss) Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$(1,005,382)	$139,893
Preferred dividends	9,164	9,164
Net income (loss) attributable to Non-Controlling Interests in consolidated entities	(164,409)	8,662
Net income (loss) attributable to Non-Controlling Interests in the Apollo Operating Group	(1,123,216)	157,848
Net Income (Loss)	$(2,283,843)	$315,567
Income tax provision (benefit)	(295,853)	19,654
Income Before Income Tax Provision (Benefit)	$(2,579,696)	$335,221
Transaction-related charges(1)	(21,399)	5,463
Charges associated with corporate conversion(2)	1,064	—
Net (income) loss attributable to Non-Controlling Interests in consolidated entities	164,409	(8,662)
Unrealized performance fees	1,800,181	(184,383)
Unrealized profit sharing expense	(681,183)	75,762
Equity-based profit sharing expense and other(3)	34,488	20,962
Equity-based compensation	14,070	18,423
Unrealized principal investment (income) loss	201,570	(12,328)
Unrealized net (gains) losses from investment activities and other	1,263,001	(19,308)
Segment Distributable Earnings(4)	$196,505	$231,150
Taxes and related payables	(22,193)	(14,636)
Preferred dividends	(9,164)	(9,164)
Distributable Earnings	$165,148	$207,350
Preferred dividends	9,164	9,164
Taxes and related payables	22,193	14,636
Realized performance fees	(65,746)	(63,789)
Realized profit sharing expense	65,746	41,139
Realized principal investment income, net	(5,583)	(11,436)
Net interest loss and other	37,134	12,692
Fee Related Earnings	$228,056	$209,756
Depreciation, amortization and other, net	3,111	2,578
Fee Related EBITDA	$231,167	$212,334
Realized performance fees	65,746	63,789
Realized profit sharing expense	(65,746)	(41,139)
Fee Related EBITDA + 100% of Net Realized Performance Fees	$231,167	$234,984

(1)	Transaction-related charges include contingent consideration, equity-based compensation charges and the amortization of intangible assets and certain other charges associated with acquisitions.

(2)	Represents expenses incurred in relation to the Conversion, as described in note 1 to the condensed consolidated financial statements.

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

(4)	See note 16 to the condensed consolidated financial statements for more details regarding Segment Distributable Earnings for the combined segments.

The table below sets forth a reconciliation of Class A Common Stock Outstanding to our Distributable Earnings Shares Outstanding:

	As of March 31, 2020	As of March 31, 2019	As of December 31, 2019
Total Class A Common Stock Outstanding	228,834,099	201,375,418	222,994,407
Non-GAAP Adjustments:
Apollo Operating Group Units	204,028,327	202,245,561	180,111,308
Vested RSUs	244,240	328,788	2,349,618
Unvested RSUs Eligible for Dividend Equivalents	8,114,841	8,591,175	6,610,369
Distributable Earnings Shares Outstanding	441,221,507	412,540,942	412,065,702
Liquidity and Capital Resources
Overview
Apollo’s business model primarily derives revenues and cash flows from the assets it manages. Apollo targets operating expense levels such that fee income exceeds total operating expenses each period. The company intends to distribute to its stockholders on a quarterly basis substantially all of its distributable earnings after taxes and related payables in excess of amounts determined to be necessary or appropriate to provide for the conduct of the business. As a result, the Company requires limited capital resources to support the working capital or operating needs of the business. While primarily met by cash flows generated through fee income received, liquidity needs are also met (to a limited extent) through proceeds from borrowings and equity issuances as described in notes 10 and 13 to the condensed consolidated financial statements, respectively. The Company had cash and cash equivalents of $647.8 million at March 31, 2020.
Due to the COVID-19 pandemic, there has been volatility in the financial markets. While the Company is not aware of any events that would result in an immediate impact to our liquidity needs, we continue to monitor developments on the global spread of COVID-19 as additional information is obtained.
Primary Sources and Uses of Cash
The Company has multiple sources of short-term liquidity to meet its capital needs, including cash on hand, annual cash flows from its activities, and available funds from the Company’s $750 million revolving credit facility as of March 31, 2020. The Company believes these sources will be sufficient to fund our capital needs for at least the next twelve months. If the Company determines that market conditions are favorable after taking into account our liquidity requirements, we may seek to issue additional senior notes, preferred equity, or other financing instruments.
The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows:

	For the Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating Activities	$867,614	$292,101
Investing Activities	(759,388)	(374,608)
Financing Activities	(432,891)	190,976
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	$(324,665)	$108,469
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

•
During the three months ended March 31, 2020 and 2019, cash provided by operating activities primarily includes cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, offset by cash outflows for compensation, general, administrative, and other expenses. Net cash provided by operating activities also reflects the operating activity of our consolidated funds and VIEs, which primarily include cash inflows from consolidated funds and from sale of investments offset by cash outflows for purchases of investments.
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

•
During the three months ended March 31, 2020 and 2019, cash used by investing activities primarily reflects purchases of U.S. Treasury securities and other investments and net contributions to equity method investments, offset partially by proceeds from maturities of U.S. Treasury securities.

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

•
During the three months ended March 31, 2020, cash used in financing activities primarily reflects dividends to Class A Common Stockholders, distributions to Non-Controlling interest holders, and repurchases of Class A Common Stock. Net cash used in financing activities also reflects the financing activity of our consolidated funds and VIEs, which primarily include cash inflows from the issuance of debt offset by cash outflows for the principal repayment of debt.

•
During the three months ended March 31, 2019, cash provided by financing activities primarily reflects proceeds from the issuance of the 2029 Senior Notes, partially offset by distributions to Class A shareholders and Non-Controlling interest holders.

Future Debt Obligations
The Company had long-term debt of $2.7 billion at March 31, 2020, which includes $2.6 billion of notes with maturities in 2024, 2026, 2029, 2039, 2048 and 2050. See note 10 to the condensed consolidated financial statements for further information regarding the Company’s debt arrangements.
Contractual Obligations, Commitments and Contingencies
The Company had unfunded general partner commitments of $1.1 billion at March 31, 2020, of which $394 million related to Fund IX. For a summary and a description of the nature of the Company’s commitments, contingencies and contractual obligations, see note 15 to the condensed consolidated financial statements and “—Contractual Obligations, Commitments and Contingencies”. The Company’s commitments are primarily fulfilled through cash flows from operations and (to a limited extent) through borrowings and equity issuances as described in notes 10 and 13 to the condensed consolidated financial statements, respectively.
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
On May 1, 2020, the Company declared a cash dividend of $0.42 per Class A share, which will be paid on May 29, 2020 to holders of record at the close of business on May 18, 2020. Also, the Company declared a cash dividend of $0.398438 per share of Series A Preferred share and Series B Preferred share which will be paid on June 15, 2020 to holders of record at the close of business on June 1, 2020.
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
As part of an ongoing capital raise in connection with Athora’s acquisition of VIVAT N.V., Apollo exercised its preemptive rights and made an additional incremental commitment of approximately €58 million to purchase new Class B-1 equity interests in Athora. In addition, Apollo will purchase Class C-2 equity interests in Athora that represent a profits interest in Athora which, upon meeting certain vesting triggers, will be convertible by Apollo into additional Class B-1 equity interests in Athora.
For more information regarding unfunded general partner commitments, see “—Contractual Obligations, Commitments and Contingencies”.
Fund VIII, Fund VII, Fund VI, ANRP I and ANRP II Escrow
As of March 31, 2020, the remaining investments and escrow cash of Fund VIII, Fund VII, Fund VI, ANRP I and ANRP II were valued at 97%, 35%, 35%, 22% and 70% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per these funds’ partnership agreements.
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
Strategic Transaction with Athene Holding
On October 27, 2019 Athene Holding, AGM Inc. and the entities that form the Apollo Operating Group entered into the Transaction Agreement. Pursuant to the Transaction Agreement, Athene Holding issued, on February 28, 2020, 35,534,942 AHL Class A Common Shares to certain subsidiaries of the Apollo Operating Group in exchange for (i) issuance by the Apollo Operating Group of 29,154,519 non-voting equity interests of the Apollo Operating Group to Athene Holding and (ii) $350 million in cash. See note 17 to the condensed consolidated financial statements for further information regarding the Transaction Agreement with Athene Holding.
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
The COVID-19 pandemic has created disruption and uncertainty in the global economy and financial markets. Although we cannot predict with certainty the full magnitude of the economic ramifications, we have accounted for pandemic-related circumstances when applying judgments and assumptions and updated our estimates accordingly when and as applicable.
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
Incentive fees are performance fees structured as a contractual fee arrangement rather than a capital allocation. Incentive fees are generally received from the management of CLOs, managed accounts and AINV. For a majority of our incentive fees, once the quarterly or annual incentive fees have been determined, there is no look-back to prior periods for a potential contingent repayment, however, certain other incentive fees can be subject to contingent repayment at the end of the life of the entity. In accordance with the revenue recognition standard, certain incentive fees are considered a form of variable consideration and therefore are deferred until fees are probable to not be significantly reversed. There is significant judgment involved in determining if the incentive fees are probable to not be significantly reversed, but generally the Company will defer the revenue until the fees are crystallized or are no longer subject to clawback or reversal.
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

Investments, at Fair Value
On a quarterly basis, Apollo utilizes valuation committees consisting of members from senior management, to review and approve the valuation results related to the investments of the funds it manages. For certain publicly traded vehicles managed by Apollo, a review is performed by an independent board of directors. The Company also retains external valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the external valuation firms assist management with validating their valuation results or determining fair value. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analyses. However, because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.
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
On January 30, 2020, the spread of COVID-19 was declared a Public Health Emergency of International Concern by the World Health Organization (“WHO”). Subsequently, on March 11, 2020, the WHO characterized the COVID-19 outbreak as a pandemic.
We continue to monitor the impact of COVID-19, but at the date of this report it is too early to determine the full impact this pandemic may have on the global financial markets and the broader US and global economies. As of the reporting date most companies are still trying to assess the impact of the pandemic on their businesses. In some industries the near-term impacts were obvious, but the longevity of the disruption is unclear. In other industries, both the longevity and the extent of the impact on businesses is unclear. Any updated information available from the portfolio companies and relevant market data as of the date of this report were incorporated in Apollo’s valuation considerations. Where an updated forecast was not available, Apollo’s valuation assumed change in the portfolio company’s performance guided by relevant market data and our understanding of the underlying business.
As discussed in Note 6 to the condensed consolidated financial statements, Apollo utilizes valuation committees consisting of members from senior management, to review and approve the valuation results related to the investments of the funds it manages. For certain publicly traded vehicles managed by the Company, a review is performed by an independent board of directors. The Company also retains external valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. Please refer to Note 6 of this report for more details on valuation techniques employed by Apollo to determine fair value of its investments in credit, private equity and real assets investments. The following section outlines some of the additional considerations with respect to COVID-19 that are incorporated in our valuation approach.
Credit Investments
The majority of investments in Apollo’s credit funds are valued based on quoted market prices. Quoted market prices are considered to be indicative of fair value, incorporating all the risks and uncertainties associated with the underlying instrument in the prevailing market environment. Apollo’s valuation team further analyzes how prices have moved over the measurement period within each asset class and sector and compared it with the relevant benchmark indices.
Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value utilizing a model-based approach to determine fair value. Apollo’s privately valued credit portfolio is concentrated in bank loans to middle-market companies, loans backed by commercial real estate, aviation and other asset backed loans, and life settlements. Valuation approaches used to estimate the fair value of illiquid credit investments may also include the market approach and the income approach. Most private debt instruments are valued utilizing discounted cash flow models where the key valuation drivers are market yield/credit spread, timing of cash flows and recovery of principal amount. Some of the considerations incorporated in determining the key valuation inputs in our model-based valuation approaches include but are not limited to:

•	relative liquidity and change in liquidity profile of an asset class compared to underlying assets in an observable benchmark;

•	specific contractual terms such as LIBOR floor, covenants or extension features;

•	portfolio company specific business strength or weakness as it relates to COVID-19;

•	portfolio company’s liquidity profile;

•	expected maturity of debt instruments, which could be different than the contractual maturity;

•	and expected recovery and timing of recovery for distressed debt instruments.
Private Equity Investments
Over two thirds of Apollo’s private equity investments are valued using a market approach or an observable market price making overall portfolio returns in-line with relevant benchmark indices. Some of the additional considerations incorporated in valuation approaches includes but are not limited to:

•	relative liquidity and change in liquidity profile of the portfolio company;

•	portfolio company-specific business strength or weakness as it relates to COVID-19.
Private Investments in the Energy Sector
Fallout from the coronavirus outbreak has resulted in the greatest oil demand shock since the financial crisis of 2008 as uncertainty surrounds when and how normal travel and business activity will return globally. Furthermore, the OPEC+ meeting in early March 2020 resulted in a standstill, initiating a global price war amongst key producing nations. The dual pressure of the supply shock and reduced demand resulted in a significant decline in oil prices in March, creating significant downward pressure on the valuation of energy companies. For the three months ended March 31, 2020, market data reflecting these negative market dynamics is a direct input to our private valuations, via updated commodity curves or public comparable multiples, and is thus reflected in our valuations.
Real Assets Investments
The estimated fair value of commercial mortgage-backed securities (“CMBS”) in Apollo’s real assets funds is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Debt and equity securities that are not publicly traded or whose market prices are not readily available, such as private commercial real estate debt and equity investments in entities that own real estate, are valued at fair value utilizing a model-based approach to determine fair value. Some of the considerations incorporated in our model-based valuation approaches includes but are not limited to:

•	property type specific considerations of potential disruption e.g., higher impact on hospitality or retail than residential;

•	individual property specific considerations: region and sub-market, tenant profile and liquidity profile.

•	expected maturity of debt instruments; for example, debt maturing in near term are priced utilizing extensions assuming borrowers may not re-finance in the current market environment; and

•	loans evaluated for possible impairment.
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

Contractual Obligations, Commitments and Contingencies
The Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows as of March 31, 2020:

	Remaining 2020	2021	2022	2023	2024	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$18,397	$40,685	$51,387	$49,105	$46,717	$468,470	$674,761
Other long-term obligations(2)	14,972	3,275	1,892	662	662	662	22,125
2018 AMH Credit Facility(3)	506	675	675	358	—	—	2,214
2024 Senior Notes(3)	15,000	20,000	20,000	20,000	508,333	—	583,333
2026 Senior Notes(3)	16,500	22,000	22,000	22,000	22,000	530,983	635,483
2029 Senior Notes(3)	24,665	32,886	32,886	32,886	32,886	810,818	967,027
2039 Senior Secured Guaranteed Notes(3)(4)	11,627	15,503	15,503	15,503	15,503	395,063	468,702
2048 Senior Notes(3)	11,250	15,000	15,000	15,000	15,000	648,750	720,000
2050 Subordinated Notes(3)	11,138	14,850	14,850	14,850	14,850	671,844	742,382
Secured Borrowing I	243	324	324	324	324	19,594	21,133
Secured Borrowing II	239	319	319	319	319	21,079	22,594
2016 AMI Term Facility I	181	242	242	242	242	18,621	19,770
2016 AMI Term Facility II	189	252	252	18,133	—	—	18,826
Obligations	$124,907	$166,011	$175,330	$189,382	$656,836	$3,585,884	$4,898,350

(1)	Operating lease obligations excludes $134.8 million of other operating expenses associated with operating leases.

(2)
Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(3)	See note 10 of the condensed consolidated financial statements for further discussion of these debt obligations.

(4)	Payments based on anticipated repayment date of July 2029.

Note:
Due to the fact that the timing of certain amounts to be paid cannot be determined or for other reasons discussed below, the following contractual commitments have not been presented in the table above.

(i)
As noted previously, we have entered into a tax receivable agreement with our Managing Partners and Contributing Partners which requires us to pay to our Managing Partners and Contributing Partners 85% of any tax savings received by AGM Inc. and its subsidiaries from our step-up in tax basis. The tax savings achieved may not ensure that we have sufficient cash available to pay this liability and we might be required to incur additional debt to satisfy this liability.

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
Commitments
Certain of our management companies and general partners are committed to contribute to the funds we manage and certain related parties. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our related parties, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its related parties, the percentage of total fund commitments of Apollo and its related parties, the commitment and remaining commitment amounts of Apollo only (excluding related parties), and the percentage of total fund commitments of Apollo only (excluding related parties) for each credit, private equity and real assets fund as of March 31, 2020 as follows ($ in millions):

Fund	Apollo and Related Party Commitments	% of Total Fund Commitments	Apollo Only (Excluding Related Party) Commitments	Apollo Only (Excluding Related Party) % of Total Fund Commitments	Apollo and Related Party Remaining Commitments	Apollo Only (Excluding Related Party) Remaining Commitments
Credit:
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	$30.5	1.93%	$23.4	1.48%	$0.8	$0.6
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	449.2	30.26	29.7	2.00	237.1	4.2
Financial Credit Investment IV, L.P. (“FCI IV”)	174.3	26.90	11.3	1.75	174.3	11.3
FCI III	224.3	11.76	0.1	0.01	104.7	—
Financial Credit Investment II, L.P. (“FCI II”)	244.6	15.72	—	—	115.1	—
FCI I	151.3	27.07	—	—	—	—
SCRF IV	416.1	16.63	33.1	1.32	—	—
MidCap	1,672.9	80.23	110.9	5.32	31.0	31.0
Apollo Moultrie Credit Fund, L.P.	400.0	100.00	—	—	165.0	—
Apollo Accord Master Fund II, L.P.	116.6	22.57	11.6	2.25	20.4	7.6
Apollo Accord Master Fund III, L.P.	225.1	25.40	0.1	0.01	—	—
Apollo Revolver Fund, L.P.	322.1	61.31	42.1	8.01	322.1	42.1
Athora(1)(4)	922.4	24.16	201.5	5.28	721.7	159.3
Other Credit	3,817.0	Various	216.6	Various	1,448.1	73.0
Private Equity:
Fund IX	1,917.5	7.75	470.2	1.90	1,583.7	393.5
Fund VIII	1,543.5	8.40	396.8	2.16	250.7	65.9
Fund VII	467.2	3.18	178.1	1.21	60.0	23.1
Fund VI	246.3	2.43	6.1	0.06	9.7	0.2
Fund V	100.0	2.67	0.5	0.01	6.2	—
Fund IV	100.0	2.78	0.2	0.01	0.5	—
AION	151.0	18.28	50.0	6.05	19.1	6.1
ANRP I	426.1	32.21	10.1	0.76	54.4	1.0
ANRP II	561.2	16.25	25.9	0.75	126.4	5.8
ANRP III	650.1	46.44	30.1	2.15	640.8	29.7
A.A. Mortgage Opportunities, L.P.	625.0	80.31	—	—	261.6	—
Apollo Rose II, L.P.	887.1	51.01	33.0	1.9	325.8	12.4
Champ, L.P.	185.8	78.25	25.6	10.8	15.5	2.4
Apollo Royalties Management, LLC	108.6	100.00	—	—	—	—
Apollo Hybrid Value Fund, L.P.	850.4	26.26	64.2	1.98	378.7	28.7
COF III	358.1	10.45	36.4	1.06	73.3	8.0
Apollo Asia Private Credit Fund, L.P.	126.5	55.12	0.1	0.04	31.9	—
AEOF	125.5	12.01	25.5	2.44	92.5	18.8
Other Private Equity	711.8	Various	104.6	Various	136.6	42.0
Real Assets:
U.S. RE Fund III	317.1	71.68	7.1	1.60	317.1	7.1
U.S. RE Fund II(2)	676.1	54.38	3.7	0.30	281.8	0.8
U.S. RE Fund I(2)	434.1	66.92	16.4	2.53	80.6	2.7
Asia RE Fund(2)	386.8	53.77	8.4	1.16	189.2	3.7
Infrastructure Equity Fund(3)	246.1	27.43	13.1	1.46	49.1	2.7
EPF III(1)	609.4	13.58	74.6	1.66	397.1	49.0
EPF II(1)	410.4	11.99	60.2	1.76	92.8	18.1
Apollo European Principal Finance Fund, L.P. (“EPF I”)(1)	296.4	20.74	19.5	1.37	48.0	4.5
Other Real Assets	396.8	Various	1.4	Various	49.3	0.2
Other:
Apollo SPN Investments I, L.P.	17.1	0.37	17.1	0.37	11.8	11.8
Total	$23,098.4		$2,359.3		$8,924.5	$1,067.3

(1)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.10 as of March 31, 2020.

(2)
Figures for U.S. RE Fund I include base, additional, and co-investment commitments. A co-investment vehicle within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.24 as of March 31, 2020. Figures for U.S. RE Fund II and Asia RE Fund include co-investment commitments.

(3)	Figures for Apollo Infrastructure Equity Fund include Apollo Infra Equity US Fund, L.P. and Apollo Infra Equity International Fund, L.P. commitments.

(4)	Apollo only (excluding related party) remaining commitments excludes a €250 million unfunded commitment that is subject to satisfaction of certain conditions.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings to the portfolio companies of the funds Apollo manages. As of March 31, 2020, there were no underwriting commitments.

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

On at least a monthly basis, the Company’s risk department provides a summary analysis of fund level market and credit risk to the portfolio managers of the Company’s funds and the heads of the various business segments. On a periodic basis, the Company’s risk department provides analyses of select market and credit risk components to various members of senior management. In addition, the Company’s Chief Risk Officer reviews specific investments from the perspective of risk mitigation and discusses such analysis with the Company’s risk committee and/or the executive committee of the Company’s Board at such times as the Company’s Chief Risk Officer determines such discussions are warranted.
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
Certain of our funds hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize our risk exposure by limiting the counterparties with which our funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. As of March 31, 2020, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.
Certain of our funds’ investments include lower-rated and comparable quality unrated distressed investments and other instruments. Investments in such debt instruments are accompanied by a greater degree of risk of loss due to default by the issuer because such debt instruments are generally unsecured and subordinated to other creditors of the issuer. These issuers generally have high levels of indebtedness and can be more sensitive to adverse market conditions, such as a recession or increasing interest rates, as compared to higher rated issuers. We seek to minimize risk exposure by subjecting each prospective investment to rigorous credit analysis and by making investment decisions based upon objectives that include capital preservation and appreciation, and industry and issuer diversification.
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
We maintain “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective at the reasonable assurance level to accomplish their objectives of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
No changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during our most recent quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See note 15 to our condensed consolidated financial statements for a summary of the Company’s legal proceedings.
ITEM 1A.    RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our 2019 Annual Report, which is accessible on the SEC's website at www.sec.gov. In addition to the risks identified in our 2019 Annual Report, the following risks have been identified related to the COVID-19 outbreak.

The current, and uncertain future, impact of the COVID-19 outbreak is expected to continue to impact our business, financial condition and results of operations.

The outbreak of the novel coronavirus disease 2019 (“COVID-19”) in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus increased around the world, many governments have reacted by instituting quarantines, restrictions on travel, bans on public events and on public gatherings, closures of a variety of venues (e.g., restaurants, concert halls, museums, theaters, schools and stadiums, non-essential stores, malls and other entertainment facilities), shelter-in-place orders or other restrictions on operations and businesses.  On March 11, 2020, the World Health Organization publicly characterized COVID-19 as a pandemic.  On March 13, 2020, the President of the U.S. declared the COVID-19 outbreak a national emergency.  The U.S. federal government and U.S. state governments are continuing to implement a variety of actions to mobilize efforts to mitigate the ongoing and expected impact and the Center for Disease Control is implementing its pandemic preparedness and response plans, working on multiple fronts, including providing specific guidance on measures to prepare communities to respond to the local spread of COVID-19 throughout the U.S. Such actions have created disruption in global supply chains, and have adversely impacted a number of industries, such as transportation, hospitality and entertainment. The outbreak has triggered a period of global economic slowdown and is expected to continue having an adverse impact on economic and market conditions.

There are no comparable recent events in the U.S. which provide guidance as to the effect of the spread of COVID-19 and the pandemic on us, the funds we manage and their portfolio investments. Additionally, although the rapid development of this pandemic precludes any prediction as to the ultimate adverse impact of COVID-19, COVID-19 has impacted, and may further impact, our business in various ways. Some examples include, but are not limited to, the following:

•
Difficult market and economic conditions may adversely impact the valuations of our and our funds’ investments, particularly if the value of an investment is determined in whole or in part by reference to public equity markets. As points of reference, the S&P 500 Index declined 20% and MSCI World, Europe and Asia Pacific indices declined 21%, 23% and 20%, respectively, in the first quarter of 2020. With respect to credit markets, the S&P/LSTA Leveraged Loan Index and S&P U.S. High Yield Corporate Bond Index were down 14.3% and 14.7% in the first quarter of 2020, respectively. Valuations of our and our funds’ investments are generally correlated to the performance of the relevant equity and debt markets;

•
Limitation on travel and social distancing requirements implemented in response to COVID-19 may challenge our ability to market new or successor funds as anticipated prior to COVID-19, resulting in less or delayed revenues. In addition, fund investors may become restricted by their asset allocation policies in investing in new or successor funds that we provide, because these policies often restrict the amount that they are permitted to invest in alternative assets like the strategies of our investment funds in light of the recent decline in public equity markets;

•	While the market dislocation caused by COVID-19 may present attractive investment opportunities, due to increased volatility in the financial markets, we may not be able to complete those investments;

•
If the impact of COVID-19 continues, we and our funds may have fewer opportunities to successfully exit existing investments, due to, among other reasons, lower valuations, decreased revenues and earnings, lack of potential buyers with financial resources to pursue an acquisition, or limited or no ability to conduct initial public offerings in equity capital markets, resulting in a reduced ability to realize value from such investments;

•
The pandemic may strain our liquidity. Declines or delays in realized performance revenues and management fees would adversely impact our cash flows and liquidity. While as of March 31, 2020 we have $1.5 billion of cash and cash equivalents and U.S. Treasury securities, as well as $750 million available capacity under our revolving credit facility, to the extent we incur additional debt relative to our current level of earnings or experience a decrease in our level of earnings as a result of COVID-19 or otherwise, our credit rating could be adversely impacted. Any downgrade in our credit rating would increase our interest expense under our existing credit facility and could limit the availability of future financing;

•
Our funds’ portfolio companies are facing or may face in the future increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams, and limited or higher cost of access to preferred sources of funding, which may result in potential impairment of our or our funds’ equity investments. Changes in the debt financing markets are impacting, or, if the volatility in financial market continues, may in the future impact, the ability of our funds’ portfolio companies to meet their respective financial obligations. Failure to meet any such financial obligations could result in our funds’ portfolio investments being subject to margin calls or being required to repay indebtedness or other financial obligations immediately in whole or in part, together with any attendant costs, and our funds’ portfolio investments could be forced to sell some of their assets to fund such costs.  In the event of any such consequences, our funds could lose both invested capital in, and anticipated profits from, the affected investment. Additionally, we and our funds may experience similar difficulties, and certain funds may be subject to margin calls when the value of securities that collateralize their margin loans decrease substantially;

•
Borrowers of loans, notes and other credit instruments in our funds’ portfolios may not meet their principal or interest payment obligations or satisfy financial covenants, and tenants leasing real estate properties owned by our funds may not pay rents in a timely manner or at all, resulting in a decrease in value of our funds’ credit and real estate investments and lower than expected return. In addition, for variable interest instruments, lower reference rates resulting from government stimulus programs in response to COVID-19 could lead to lower interest income for our funds;

•
Many of the portfolio companies of the funds we manage operate in industries that are materially impacted by COVID-19, including but not limited to healthcare, travel, entertainment, hospitality, senior living and retail industries. Many of these companies are facing operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, restrictions on travel, quarantines or stay-at-home orders. If the disruptions caused by COVID-19 continue and the restrictions put in place are not lifted, the businesses of these portfolio companies could continue to suffer materially or become insolvent, which would decrease the value of our funds’ investments;

•
The stimulus package provided by the U.S. government and its various agencies to businesses in the U.S., including some of our funds’ portfolio companies, restricts the recipient business from taking certain decisions, such as dividends and share buybacks. Such limitations may reduce the value of our funds’ investments in such companies;

•
An extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic;

•
COVID-19 presents a significant threat to our employees’ well-being and morale. While we have implemented a business continuity plan to protect the health of our employees and have contingency plans in place for key employees or executive officers who may become sick or otherwise unable to perform their duties for an extended period of time, such plans cannot anticipate all scenarios, and we may experience potential loss of productivity or a delay in the roll out of certain strategic plans; and

•	The impact of COVID-19 may also heighten the other risks discussed in the 2019 Annual Report.

Given the ongoing nature of the outbreak, at this time we cannot reasonably estimate the magnitude of the ultimate impact that COVID-19 will have on our business, financial performance and operating results. We believe COVID-19’s adverse impact on our business, financial performance and operating results will be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic, including the timing of availability of a treatment or vaccination for COVID-19; the pandemic’s impact on the U.S. and global economies; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and speed of economic recovery; and the negative impact on our fund investors, counterparties, vendors and other business partners that may indirectly adversely affect us.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES
On February 5, 2020, February 7, 2020, February 19, 2020, February 27, 2020, March 4, 2020 and March 13, 2020, we issued 2,144,727, 636,314, 14,979, 5,002, 952 and 1,970 shares of Class A shares, respectively, net of taxes to Apollo Management Holdings, L.P., a subsidiary of Apollo Global Management, Inc., in connection with issuances of stock to participants in the Equity Plan for an aggregate purchase price of $98.5 million, $30.6 million, $0.7 million, $0.2 million, $0.0 million and $0.1 million, respectively. The issuance was exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our Class A Common Stock made by us or on our behalf during the fiscal quarter ended March 31, 2020.

Period	Number of Shares of Class A Common Stock Purchased(1)	Average Price Paid per Share	Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Class A Common Stock that May be Purchased Under the Plan or Programs(2)
January 1, 2020 through January 31, 2020	—	$—	—	$223,647,633
February 1, 2020 through February 29, 2020	—	—	—	223,647,633
March 1, 2020 through March 31, 2020	2,194,095	29.26	2,194,095	435,794,563
Total	2,194,095		2,194,095

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

(2)
Pursuant to a share repurchase program that was publicly announced on March 12, 2020, the Company is authorized to repurchase up to $500 million in the aggregate of its Class A Common Stock, including through the repurchase of outstanding Class A Common Stock and through a reduction of Class A Common Stock to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the 2019 Equity Plan (or any successor equity plan thereto). This new authorization increased the Company’s capacity to repurchase shares from $80 million of unused capacity under the Company’s previously approved share repurchase plan. Class A Common Stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. The Company is not obligated under the terms of the program to repurchase any of its Class A Common Stock. The repurchase program has no expiration date and may be suspended or terminated by the Company at any time without prior notice. Class A Common Stock repurchased as part of this program are canceled by the Company. Reductions of Class A Common Stock issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the Equity Plan are not included in the table.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
On April 30, 2020, AGM Inc., filed an amended and restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”) with the Secretary of State of Delaware, which became effective as of such date. AGM Inc. also amended and restated its Bylaws (the “Amended and Restated Bylaws” and, together with the Amended and Restated Certificate of Incorporation, the “Amendments”), effective as of April 30, 2020. The Company is providing a revised Table of Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which reflect the effect of the Amendments.
The following table sets forth information regarding the beneficial ownership of Class A shares, the Class B share, the Class C share and AOG Units as of May 7, 2020 by (i) each person known to us to beneficially own more than 5% of the voting outstanding equity securities of the Company listed in the table below, (ii) each of the Company’s directors, (iii) each person who is a named executive officer for 2019 and (iv) all directors and executive officers as a group.

The number of Class A shares, Class B shares, Class C shares and AOG Units outstanding and the percentages of beneficial ownership are based on 228,834,099 Class A shares, 1 Class B share and 1 Class C share issued and outstanding, and 432,862,426 AOG Units outstanding, each as of May 7, 2020. As of May 7, 2020, Holdings held 174,873,808 AOG Units and Athene held 29,154,519 AOG Units.
The voting power calculations for General Stockholder Matters are based on 228,430,127 voting Class A shares issued and outstanding, the voting power of the Class B share, which had 204,028,327 votes, and the voting power of the Class C share, which had 2,057,429,930 votes, each as of May 7, 2020. As of May 7, 2020, the total voting power for General Stockholder Matters of the Class A shares was 9.2%, the total voting power of the Class B share was 8.2% and the total voting power of the Class C share was 82.6%. For certain matters, however, as required by the Delaware General Corporation Law and the rules of the New York Stock Exchange, as of May 7, 2020 the total voting power of the Class A shares was 52.8%, the total voting power of the Class B share was 47.2% and the Class C share does not vote.
Beneficial ownership is determined in accordance with the rules of the SEC. To the Company’s knowledge, each person named in the table below has sole voting and investment power with respect to all of the Class A shares and interests in the Company Class B share and Class C share shown as beneficially owned by such person, except as otherwise set forth in the notes to the table and pursuant to applicable community property laws. Unless otherwise indicated, the address of each person named in the table is c/o Apollo Global Management, Inc., 9 West 57th Street, New York, NY 10019.

	Class A Shares Beneficially Owned		AOG Units Beneficially Owned(1)		Class B Shares Beneficially Owned		Class C Shares Beneficially Owned		Total Percentage of Voting Power of Class A and Class B Shares(3)	Total Percentage of Voting Power of Class A Shares, Class B Shares and Class C Shares(4)
	Number	Percent(2)	Number	Percent(2)	Number	Percent	Number	Percent
Directors and Executive Officers:
Leon Black(5)(6)	11,327,166	4.9%	80,000,000	18.5%	1	100%	1	100%	49.8%	91.3%
Joshua Harris(5)(6)	1,350,000	*	45,832,643	10.6%	1	100%	1	100%	47.5%	90.9%
Marc Rowan(5)(6)	5,924,093	2.6%	32,481,402	7.5%	1	100%	1	100%	48.5%	91.1%
Pauline Richards	55,417	*	—	—	—	—	—	—	*	*
Alvin Bernard Krongard(7)	307,660	*	—	—	—	—	—	—	*	*
Michael Ducey(8)	53,199	*	—	—	—	—	—	—	*	*
Robert Kraft(9)	348,545	*	—	—	—	—	—	—	*	*
Martin Kelly	230,967	*	—	—	—	—	—	—	*	*
John Suydam(10)	644,016	*	—	—	—	—	—	—	*	*
Anthony Civale	1,241,580	*	—	—	—	—	—	—	*	*
Scott Kleinman (11)	1,354,635	*	2,033,805	*	—	—	—	—	*	*
All directors and executive officers as a group (twelve persons)(12)	24,065,778	10.5%	162,361,020	37.5%	1	100%	1	100%	52.7%	91.8%
BRH Holdings GP, Ltd. (6)	—	—	—	—	1	100%	—	—	47.2%	8.2%
AGM Management, LLC (6)	—	—	—	—	—	—	1	100%	—	82.6%
AP Professional Holdings, L.P.(13)	—	—	174,873,808	40.4%	—	—	—	—	40.4%	7.0%
5% Stockholders:
Tiger Global Management, LLC(14)	33,913,500	14.8%	—	—	—	—	—	—	7.8%	1.4%
Capital World Investors(15)	11,791,587	5.2%	—	—	—	—	—	—	2.7%	*
The Vanguard Group(16)	17,341,946	7.6%	—	—	—	—	—	—	4.0%	*
* Represents less than 1%

(1)
Subject to certain requirements and restrictions, the AOG Units held by Holdings are exchangeable for our Class A shares on a one-for-one basis. Beneficial ownership of AOG Units held by Holdings reflected in this table has not been also reflected as beneficial ownership of the Class A shares for which such AOG Unit may be exchanged. AOG Units held by Athene are non-voting equity interests of the Apollo Operating Group and are not exchangeable for Class A shares.

(2)
The percentage of beneficial ownership of AGM Inc.’s Class A shares is based on a total of 228,834,099 Class A shares issued and outstanding as of May 7, 2020, plus, if applicable, Class A shares to be delivered to the respective holder within 60 days of May 7, 2020 (as calculated in accordance with Rule 13d-3(d)(1) of the Exchange Act). The percentage of beneficial ownership of AOG Units is based on a total of 432,862,426 AOG Units outstanding as of May 7, 2020.

(3)
The voting power presented in this column relates to the voting power of the Class A shares and Class B share with respect to the matters required by the Delaware General Corporation Law and the rules of the New York Stock Exchange for which the Class A shares and the Class B share vote together as a single class. The Class C share does not vote on such matters. For such matters, as of May 7, 2020, the total voting power of the Class A shares was 52.8% and the total voting power of the Class B share was 47.2%. The total percentage of voting power is based on 228,430,127 voting Class A shares outstanding, the Class A shares to be delivered to the respective holder within 60 days of May 7, 2020, as applicable, and the voting power of the Class B share, which had 204,028,327 votes, each as of May 7, 2020. The voting power calculations do not include 403,972 Class A shares held by the Strategic Investor based on a Form 13F for the year ended December 31, 2019, filed with the SEC on January 27, 2020 by the Strategic Investor. Class A shares held by the Strategic Investor do not have voting rights. This column assumes the exchange of AOG Units held by Holdings into Class A shares and the number of Class A shares to be delivered to the respective holder within 60 days of May 7, 2020. This column does not assume the exchange of AOG Units into Class A shares with respect to AOG Units held by Athene, as such AOG Units are not exchangeable for Class A shares.

(4)
The voting power presented in this column relates to the voting power of Class A shares, Class B share and Class C share with respect to General Stockholder Matters specified in the Certificate of Incorporation. The total percentage of voting power is based on 228,430,127 voting Class A shares outstanding, the Class A shares to be delivered to the respective holder within 60 days of May 7, 2020, as applicable, the voting power of the Class B share, which had 204,028,327 votes, and the voting power of the Class C share, which had 2,057,429,930 votes, each as of May 7, 2020. The voting power calculations do not include 403,972 Class A shares held by the Strategic Investor, which do not have voting rights. This column assumes the exchange of AOG Units held by AP Professional Holdings, L.P. into Class A shares and the number of Class A shares to be delivered to the respective holder within 60 days of May 7, 2020. This column does not assume the exchange of AOG Units into Class A shares with respect to AOG Units held by Athene, as such AOG Units are not exchangeable for Class A shares.

(5)
The number of Class A shares presented are indirectly held by estate planning vehicles for which voting and investment control are exercised by this individual. The number of AOG Units held by Holdings presented are indirectly held by estate planning vehicles, for which this individual disclaims beneficial ownership except to the extent of his pecuniary interest therein. All AOG Units presented are directly held by Holdings. Each of Messrs. Black, Rowan and Harris indirectly beneficially own limited partnership interests in BRH Holdings, L.P., which holds approximately 90.5% of the limited partnership interests in Holdings. The number of AOG Units presented do not include any AOG Units owned by Holdings with respect to which each of Messrs. Black, Rowan or Harris, as one of the three owners of all of the interests in BRH Holdings GP, Ltd. (“BRH”), the general partner of Holdings, or as a party to the Agreement Among Principals or the Amended and Restated Shareholders Agreement, dated as of September 5, 2019, by and among Apollo Global Management, Inc., AP Professional Holdings, L.P., BRH Holdings, L.P., Black Family Partners, L.P., MJH Partners, L.P., MJR Foundation LLC, Leon D. Black, Marc J. Rowan and Joshua J. Harris, may be deemed to have shared voting or dispositive power. Each of these individuals disclaims any beneficial ownership of these units, except to the extent of his pecuniary interest therein.

(6)
BRH, the holder of the Class B share, is one third owned by Mr. Black, one third owned by Mr. Harris and one third owned by Mr. Rowan. Pursuant to the Agreement Among Principals, the Class B share is to be voted and disposed of by BRH based on the determination of at least two of Leon Black, Joshua Harris and Marc Rowan; as such, they share voting and dispositive power with respect to the Class B share. BRH is the sole member of AGM Management, LLC, the holder of the Class C share.

(7)
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

(9)	Includes 330,000 Class A shares held by two entities, which are under the sole control of Mr. Kraft, and may be deemed to be beneficially owned by Mr. Kraft.

(10)
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

(12)
Refers to shares and AOG Units beneficially owned by the individuals who were directors and executive officers as of May 7, 2020. All AOG Units presented are directly held by Holdings, in which certain directors and executive officers beneficially own limited partnership interests.

(13)
Assumes that no AOG Units are distributed to the limited partners of Holdings. The general partner of Holdings is BRH, which is one third owned by Mr. Black, one third owned by Mr. Harris and one third owned by Mr. Rowan. BRH is also the general partner of BRH Holdings, L.P., the limited partnership through which Messrs. Black, Harris and Rowan indirectly beneficially own (through estate planning vehicles) their limited partner interests in Holdings. These individuals disclaim any beneficial ownership of these AOG Units, except to the extent of their pecuniary interest therein. BRH is the sole member of AGM Management, LLC.

(14)
Based on a Form 4 filed with the SEC on January 16, 2020, by Tiger Global Management, LLC. The address of Tiger Global Management, LLC is 9 West 57th Street, 35th Floor, New York, New York. Pursuant to an irrevocable proxy, all voting rights attaching to the shares held by Tiger Global Management, LLC are exercisable by AGM Management, LLC.

(15)
Based on a Schedule 13G filed with the SEC on February 14, 2020, by Capital World Investors, a division of Capital Research and Management Company. The address of Capital World Investors is 333 South Hope Street, Los Angeles, California.

(16)	Based on a Schedule 13G filed with the SEC on February 11, 2020, by The Vanguard Group. The address of The Vanguard Group is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1
Certificate of Conversion of Apollo Global Management, LLC (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 5, 2019 (File No. 001-35107)).

3.2
Amended and Restated Certificate of Incorporation of Apollo Global Management, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 30, 2020 (File No. 001-35107)).

3.3
Amended and Restated Bylaws of Apollo Global Management, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 30, 2020 (File No. 001-35107)).

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

4.19
Form of 4.950% Fixed-Rate Resettable Subordinated Note due 2050 (incorporated by referenceto Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commissionon December 17, 2019 (File No. 001-35107)).

10.1
Liquidity Agreement, dated as of February 28, 2020, between Apollo Global Management, Inc. and Athene Holding Ltd. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 2, 2020 (File No. 001-35107)).

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

Apollo Global Management, Inc.
(Registrant)

Date: May 11, 2020	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer and Co-Chief Operating Officer (principal financial officer and authorized signatory)