Form 10-Q
period 2020-06-30
Apollo Global Management, Inc.
filed 2020-08-10
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020 OR

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

Securities registered pursuant to Section 12(g) of the Act: None

As of August 4, 2020 there were 229,230,880 shares of Class A common stock, 1 share of Class B common stock and 1 share of Class C common stock of the registrant outstanding.

Forward-Looking Statements
This quarterly report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this quarterly report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to our dependence on certain key personnel, our ability to raise new credit, private equity, or real assets funds, the outbreak of the novel coronavirus disease 2019 (“COVID-19”), the impact of energy market dislocation, market conditions generally, our ability to manage our growth, fund performance, changes in our regulatory environment and tax status, the variability of our revenues, net income and cash flow, our use of leverage to finance our businesses and investments by our funds and litigation risks, among others. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of the Apollo funds and their portfolio companies, for an indefinite period of time. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on February 21, 2020 (the “2019 Annual Report”) and quarterly report on Form 10-Q filed with the SEC on May 11, 2020, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.
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
“Athene Holding” refers to Athene Holding Ltd. (together with its subsidiaries, “Athene”), a leading retirement services company that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs, and to which Apollo, through its consolidated subsidiary Apollo Insurance Solutions Group LP (formerly known as Athene Asset Management LLC) (“ISG”), provides asset management and advisory services;
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
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on June 30, 2020 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
“gross IRR” of a real assets fund excluding the principal finance funds represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on June 30, 2020 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
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
“net IRR” of a real assets fund excluding the principal finance funds represents the cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of June 30, 2020 or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
AS OF JUNE 30, 2020 AND DECEMBER 31, 2019
(dollars in thousands, except share data)

	As of June 30, 2020	As of December 31, 2019
Assets:
Cash and cash equivalents	$939,824	$1,556,202
Restricted cash	81,378	19,779
U.S. Treasury securities, at fair value	764,923	554,387
Investments (includes performance allocations of $691,022 and $1,507,571 as of June 30, 2020 and December 31, 2019, respectively)	3,346,435	3,609,859
Assets of consolidated variable interest entities:
Cash and cash equivalents	671,761	45,329
Investments, at fair value	10,038,800	1,213,169
Other assets	181,259	41,688
Incentive fees receivable	864	2,414
Due from related parties	485,374	415,069
Deferred tax assets, net	744,733	473,165
Other assets	277,934	326,449
Lease assets	308,165	190,696
Goodwill	116,958	93,911
Total Assets	$17,958,408	$8,542,117
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$119,934	$94,364
Accrued compensation and benefits	139,750	64,393
Deferred revenue	63,156	84,639
Due to related parties	711,705	501,387
Profit sharing payable	486,936	758,669
Debt	3,147,276	2,650,600
Liabilities of consolidated variable interest entities:
Debt, at fair value	5,679,493	850,147
Notes payable	1,952,619	—
Other liabilities	918,330	79,572
Other liabilities	158,300	210,740
Lease liabilities	338,972	209,479
Total Liabilities	13,716,471	5,503,990
Commitments and Contingencies (see note 16)
Stockholders’ Equity:
Apollo Global Management, Inc. stockholders’ equity:
Series A Preferred Stock, 11,000,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019	264,398	264,398
Series B Preferred Stock, 12,000,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019	289,815	289,815
Class A Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 229,189,715 and 222,994,407 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Class B Common Stock, $0.00001 par value, 999,999,999 shares authorized, 1 share issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Class C Common Stock, $0.00001 par value, 1 share authorized, 1 share issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Additional paid in capital	1,032,442	1,302,587
Accumulated deficit	(653,745)	—
Accumulated other comprehensive loss	(3,879)	(4,578)
Total Apollo Global Management, Inc. Stockholders’ equity	929,031	1,852,222
Non-Controlling Interests in consolidated entities	2,107,870	281,904
Non-Controlling Interests in Apollo Operating Group	1,205,036	904,001
Total Stockholders’ Equity	4,241,937	3,038,127
Total Liabilities and Stockholders’ Equity	$17,958,408	$8,542,117
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(dollars in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Management fees	$409,953	$388,215	$806,557	$768,241
Advisory and transaction fees, net	61,957	31,124	98,920	50,693
Investment income (loss):
Performance allocations	924,599	176,862	(809,724)	428,359
Principal investment income (loss)	111,621	39,602	(76,228)	65,627
Total investment income (loss)	1,036,220	216,464	(885,952)	493,986
Incentive fees	205	776	19,724	1,436
Total Revenues	1,508,335	636,579	39,249	1,314,356
Expenses:
Compensation and benefits:
Salary, bonus and benefits	151,019	123,669	290,288	242,832
Equity-based compensation	59,420	44,662	111,542	89,739
Profit sharing expense	375,959	68,278	(260,039)	191,725
Total compensation and benefits	586,398	236,609	141,791	524,296
Interest expense	32,291	23,302	63,533	42,410
General, administrative and other	83,729	81,839	168,251	153,501
Placement fees	359	775	768	335
Total Expenses	702,777	342,525	374,343	720,542
Other Income (Loss):
Net gains (losses) from investment activities	268,667	45,060	(995,884)	63,889
Net gains (losses) from investment activities of consolidated variable interest entities	57,862	4,631	(108,058)	14,097
Interest income	3,994	8,710	11,928	15,786
Other income (loss), net	3,327	6,603	(13,180)	6,693
Total Other Income (Loss)	333,850	65,004	(1,105,194)	100,465
Income (loss) before income tax (provision) benefit	1,139,408	359,058	(1,440,288)	694,279
Income tax (provision) benefit	(140,323)	(16,897)	155,530	(36,551)
Net Income (Loss)	999,085	342,161	(1,284,758)	657,728
Net (income) loss attributable to Non-Controlling Interests	(552,756)	(177,338)	734,869	(343,848)
Net Income (Loss) Attributable to Apollo Global Management, Inc.	446,329	164,823	(549,889)	313,880
Series A Preferred Stock Dividends	(4,383)	(4,383)	(8,766)	(8,766)
Series B Preferred Stock Dividends	(4,782)	(4,781)	(9,563)	(9,562)
Net Income (Loss) Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$437,164	$155,659	$(568,218)	$295,552
Net Income (Loss) Per Share of Class A Common Stock:
Net Income (Loss) Available to Class A Common Stock – Basic	$1.84	$0.75	$(2.55)	$1.41
Net Income (Loss) Available to Class A Common Stock – Diluted	$1.84	$0.75	$(2.55)	$1.41
Weighted Average Number of Shares of Class A Common Stock Outstanding – Basic	227,653,988	199,578,950	227,205,866	200,202,174
Weighted Average Number of Shares of Class A Common Stock Outstanding – Diluted	227,653,988	199,578,950	227,205,866	200,202,174

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(dollars in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net Income (Loss)	$999,085	$342,161	$(1,284,758)	$657,728
Other Comprehensive Income (Loss), net of tax:
Currency translation adjustments, net of tax	6,943	4,596	1,128	(2,405)
Net gain (loss) from change in fair value of cash flow hedge instruments	50	(1,938)	101	(1,912)
Net gain (loss) on available-for-sale securities	3,552	312	(1,348)	230
Total Other Comprehensive Income (Loss), net of tax	10,545	2,970	(119)	(4,087)
Comprehensive Income (Loss)	1,009,630	345,131	(1,284,877)	653,641
Comprehensive (Income) Loss attributable to Non-Controlling Interests	(558,979)	(180,690)	735,687	(340,794)
Comprehensive Income (Loss) Attributable to Apollo Global Management, Inc.	$450,651	$164,441	$(549,190)	$312,847

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(dollars in thousands, except share data)
The following statement for the three and six months ended June 30, 2019 represents Apollo Global Management, LLC as a limited liability company prior to the Conversion:

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Series A Preferred Shares	Series B Preferred Shares	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Apollo Global Management, LLC. Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at April 1, 2019	201,375,418	1	$264,398	$289,815	$1,144,664	$(372,576)	$(4,810)	$1,321,491	$273,145	$847,604	$2,442,240
Dilution impact of issuance of Class A shares	—	—	—	—	(25)	—	—	(25)	—	—	(25)
Capital increase related to equity-based compensation	—	—	—	—	34,298	—	—	34,298	—	—	34,298
Capital contributions	—	—	—	—	—	—	—	—	526	—	526
Distributions	—	—	(4,383)	(4,781)	(96,316)	—	—	(105,480)	(1,786)	(138,462)	(245,728)
Payments related to issuances of Class A shares for equity-based awards	308,901	—	—	—	3,438	(5,090)	—	(1,652)	—	—	(1,652)
Repurchase of Class A shares	(1,248,732)	—	—	—	(33,800)	—	—	(33,800)	—	—	(33,800)
Net income	—	—	4,383	4,781	—	155,659	—	164,823	5,143	172,195	342,161
Currency translation adjustments, net of tax	—	—	—	—	—	—	428	428	3,634	534	4,596
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	(965)	(965)	—	(973)	(1,938)
Net loss on available-for-sale securities	—	—	—	—	—	—	155	155	—	157	312
Balance at June 30, 2019	200,435,587	1	$264,398	$289,815	$1,052,259	$(222,007)	$(5,192)	$1,379,273	$280,662	$881,055	$2,540,990
Balance at January 1, 2019	201,400,500	1	$264,398	$289,815	$1,299,418	$(473,276)	$(4,159)	$1,376,196	$271,522	$804,122	$2,451,840
Dilution impact of issuance of Class A shares	—	—	—	—	(25)	—	—	(25)	—	—	(25)
Capital increase related to equity-based compensation	—	—	—	—	68,322	—	—	68,322	—	—	68,322
Capital contributions	—	—	—	—	—	—	—	—	526	—	526
Distributions	—	—	(8,766)	(9,562)	(214,620)	—	—	(232,948)	(3,159)	(251,720)	(487,827)
Payments related to issuances of Class A shares for equity-based awards	2,511,101	—	—	—	4,830	(44,283)	—	(39,453)	—	—	(39,453)
Repurchase of Class A shares	(3,576,014)	—	—	—	(106,116)	—	—	(106,116)	—	—	(106,116)
Exchange of AOG Units for Class A shares	100,000	—	—	—	450	—	—	450	—	(368)	82
Net income	—	—	8,766	9,562	—	295,552	—	313,880	13,805	330,043	657,728
Currency translation adjustments, net of tax	—	—	—	—	—	—	(195)	(195)	(2,032)	(178)	(2,405)
Net loss from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	(952)	(952)	—	(960)	(1,912)
Net gain on available-for-sale securities	—	—	—	—	—	—	114	114	—	116	230
Balance at June 30, 2019	200,435,587	1	$264,398	$289,815	$1,052,259	$(222,007)	$(5,192)	$1,379,273	$280,662	$881,055	$2,540,990

The following statement for the three and six months ended June 30, 2020 represents Apollo Global Management, Inc. as a corporation subsequent to the Conversion:

	Apollo Global Management, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Stockholders’ Equity
Balance at April 1, 2020	228,834,099	1	1	$264,398	$289,815	$1,085,949	$(1,075,323)	$(8,201)	$556,638	$2,122,281	$820,115	$3,499,034
Dilution impact of issuance of Class A Common Stock	—	—	—	—	—	126	—	—	126	—	—	126
Capital increase related to equity-based compensation	—	—	—	—	—	47,539	—	—	47,539	—	—	47,539
Capital contributions	—	—	—	—	—	—	—	—	—	38,826	—	38,826
Dividends/ Distributions	—	—	—	(4,383)	(4,782)	(99,789)	—	—	(108,954)	(98,633)	(128,662)	(336,249)
Payments related to issuances of Class A Common Stock for equity-based awards	355,616	—	—	—	—	(1,383)	(15,586)	—	(16,969)	—	—	(16,969)
Net income (loss)	—	—	—	4,383	4,782	—	437,164	—	446,329	41,068	511,688	999,085
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	2,178	2,178	4,328	437	6,943
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	—	26	26	—	24	50
Net loss on available-for-sale securities	—	—	—	—	—	—	—	2,118	2,118	—	1,434	3,552
Balance at June 30, 2020	229,189,715	1	1	$264,398	$289,815	$1,032,442	$(653,745)	$(3,879)	$929,031	$2,107,870	$1,205,036	$4,241,937
Balance at January 1, 2020	222,994,407	1	1	$264,398	$289,815	$1,302,587	$—	$(4,578)	$1,852,222	$281,904	$904,001	$3,038,127
Equity transaction with Athene Holding	—	—	—	—	—	(54,868)	—	—	(54,868)	—	1,214,577	1,159,709
Consolidation of VIEs	—	—	—	—	—	—	—	—	—	1,895,095	—	1,895,095
Dilution impact of issuance of Class A Common Stock	—	—	—	—	—	8,329	—	—	8,329	—	—	8,329
Capital increase related to equity-based compensation	—	—	—	—	—	93,230	—	—	93,230	—	—	93,230
Capital contributions	—	—	—	—	—	—	—	—	—	181,853	—	181,853
Dividends/ Distributions	—	—	—	(8,766)	(9,563)	(312,638)	—	—	(330,967)	(127,570)	(284,300)	(742,837)
Payments related to issuances of Class A Common Stock for equity-based awards	3,151,903	—	—	—	—	28,991	(85,527)	—	(56,536)	—	—	(56,536)
Repurchase of Class A Common Stock	(2,194,095)	—	—	—	—	(64,205)	—	—	(64,205)	—	—	(64,205)
Exchange of AOG Units for Class A Common Stock	5,237,500	—	—	—	—	31,016	—	—	31,016	—	(16,967)	14,049
Net income (loss)	—	—	—	8,766	9,563	—	(568,218)	—	(549,889)	(123,341)	(611,528)	(1,284,758)
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	1,381	1,381	(71)	(182)	1,128
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	—	54	54	—	47	101
Net loss on available-for-sale securities	—	—	—	—	—	—	—	(736)	(736)	—	(612)	(1,348)
Balance at June 30, 2020	229,189,715	1	1	$264,398	$289,815	$1,032,442	$(653,745)	$(3,879)	$929,031	$2,107,870	$1,205,036	$4,241,937

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(dollars in thousands, except share data)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(1,284,758)	$657,728
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	111,542	89,739
Depreciation and amortization	8,549	7,392
Unrealized (gains) losses from investment activities	994,434	(63,088)
Principal investment (income) loss	76,228	(65,627)
Performance allocations	809,724	(428,359)
Change in fair value of contingent obligations	(547)	20,051
Deferred taxes, net	(180,016)	29,651
Net loss related to cash flow hedge instruments	—	(1,974)
Non-cash lease expense	26,288	10,733
Other non-cash amounts included in net income (loss), net	7,180	(18,413)
Cash flows due to changes in operating assets and liabilities:
Incentive fees receivable	1,550	6,792
Due from related parties	(73,671)	(73,164)
Accounts payable and accrued expenses	25,570	18,898
Accrued compensation and benefits	74,430	39,209
Deferred revenue	(19,798)	(11,330)
Due to related parties	(911)	474
Profit sharing payable	(258,316)	125,076
Lease liability	(14,265)	(11,075)
Other assets and other liabilities, net	(27,588)	(32,560)
Cash distributions of earnings from principal investments	12,276	20,864
Cash distributions of earnings from performance allocations	200,846	123,142
Satisfaction of contingent obligations	(12,870)	(1,315)
Apollo Fund and VIE related:
Net realized and unrealized (gains) losses from investing activities and debt	319,347	(13,000)
Cash transferred from consolidated VIEs	502,153	—
Purchases of investments	(1,349,102)	(179,744)
Proceeds from sale of investments	1,158,433	186,778
Changes in other assets and other liabilities, net	(169,334)	13,732
Net Cash Provided by Operating Activities	$937,374	$450,610
Cash Flows from Investing Activities:
Purchases of fixed assets	$(37,619)	$(9,624)
Acquisitions	48,518	—
Proceeds from sale of investments	21,855	1,878
Purchase of investments	(522,432)	(15,048)
Purchase of U.S. Treasury securities	(1,056,827)	(541,530)
Proceeds from maturities of U.S. Treasury securities	840,020	229,322
Cash contributions to equity method investments	(159,781)	(95,141)
Cash distributions from equity method investments	91,892	33,434
Issuance of related party loans	(315)	(1,525)
Other investing activities	(241)	(13)
Net Cash Used in Investing Activities	$(774,930)	$(398,247)
Cash Flows from Financing Activities:
Principal repayments of debt	$(16,990)	$(29)
Dividends to Preferred Stockholders	(18,329)	(18,328)
Issuance of debt	518,756	1,005,964
Satisfaction of tax receivable agreement	(48,195)	(37,234)
Repurchase of Class A Common Stock	(64,205)	(106,116)
Payments related to deliveries of Class A Common Stock for RSUs	(85,527)	(44,283)
Dividends paid	(312,638)	(214,620)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(284,300)	(251,720)
Issuance of related party loans	(28,280)	—
Repayment of related party loans	28,280	—
Other financing activities	(8,690)	(17,509)
Apollo Fund and VIE related:
Issuance of debt	821,573	—
Principal repayment of debt	(716,184)	—
Issuances of debt within other liabilities of consolidated VIEs	67,459	—
Distributions paid to Non-Controlling Interests in consolidated entities	(125,208)	(1,207)
Contributions from Non-Controlling Interests in consolidated entities	181,687	305
Net Cash Provided by (Used in) Financing Activities	$(90,791)	$315,223
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	71,653	367,586
Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities, Beginning of Period	1,621,310	662,875
Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities, End of Period	$1,692,963	$1,030,461
Supplemental Disclosure of Cash Flow Information:
Interest paid	$60,837	$29,440
Interest paid by consolidated variable interest entities	116,365	7,104
Income taxes paid	16,399	18,771
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash distributions from principal investments	$(4,642)	$(1,019)
Non-cash purchases of other investments, at fair value	1,153,316	—
Non-cash loss on Athene equity swap	(61,261)	—
Acquisition of goodwill	663	—
Contingent consideration	(6,208)	—
Supplemental Disclosure of Non-Cash Financing Activities:
Capital increases related to equity-based compensation	$93,230	$68,322
Issuance of restricted shares	28,991	4,830
Non-cash issuance of AOG units to Athene	1,214,577	—
Other non-cash financing activities	8,329	(25)
Net Assets Transferred from Consolidated Variable Interest Entity:
Investments, at fair value	$9,061,907	$—
Other assets	130,907	—
Debt, at fair value	(6,829,326)	—
Other liabilities	(967,575)	—
Non-Controlling interest in consolidated entities related to acquisition	(1,898,067)	—
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$76,580	$546
Due to related parties	(62,531)	(464)
Additional paid in capital	(14,049)	(82)
Non-Controlling Interest in Apollo Operating Group	16,967	368

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Consolidated Statements of Financial Condition:
Cash and cash equivalents	$939,824	$945,725
Restricted cash	81,378	17,651
Cash and cash equivalents held at consolidated variable interest entities	671,761	67,085
Total Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$1,692,963	$1,030,461

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
As of June 30, 2020, the Company owned, through six intermediate holding companies, 52.9% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly owned subsidiaries.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and certain of the Company’s other partners (the “Contributing Partners”) indirectly beneficially own interests in each of the entities that comprise the Apollo Operating Group. As of June 30, 2020, Holdings owned 40.4% of the economic interests in the Apollo Operating Group. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.
Athene and Apollo Strategic Transaction
On February 28, 2020, pursuant to a transaction agreement (the “Transaction Agreement”) between Athene Holding, AGM Inc. and the entities that form the Apollo Operating Group, the Apollo Operating Group issued 29,154,519 non-voting equity interests of the Apollo Operating Group to Athene Holding. As a result, as of June 30, 2020, Athene Holding owned 6.7% of the economic interests in the Apollo Operating Group. See note 15 for further disclosure regarding the Transaction Agreement.
As noted further in note 15, Apollo purchased a 17% incremental equity ownership stake in Athene, bringing Apollo’s beneficial ownership in Athene to 28.0%. This has resulted in Apollo’s indirect ownership in certain VIEs, through Athene, being considered significant such that the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs. Accordingly, there has been a significant increase in consolidated VIE assets, liabilities and Non-Controlling Interests as of June 30, 2020 as compared to December 31, 2019.
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
Under the variable interest model, Apollo consolidates those entities where it is determined that the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it has a controlling financial interest in the VIE, which is defined as possessing both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant. When Apollo alone is not considered to have a controlling financial interest in the VIE but Apollo and its related parties under common control in the aggregate have a controlling financial interest in the VIE, Apollo will be deemed the primary beneficiary if it is the party that is most closely associated with the VIE. When Apollo and its related parties not under common control in the aggregate have a controlling financial interest in the VIE, Apollo would be deemed to be the primary beneficiary if substantially all the activities of the entity are performed on behalf of Apollo.
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
Cash and Cash Equivalents
Apollo considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include money market funds and U.S. Treasury securities with original maturities of three months or less when purchased. Interest income from cash and cash equivalents is recorded in interest income in the condensed consolidated statements of operations. The carrying values of the money market funds and U.S. Treasury securities were $657.7 million and $253.5 million as of June 30, 2020 and December 31, 2019, respectively, which approximate their fair values due to their short-term nature and are categorized as Level I within the fair value hierarchy. Substantially all of the Company’s cash on deposit is in interest bearing accounts with major financial institutions and exceed insured limits.
Restricted Cash
Restricted cash includes cash held in reserve accounts used to make required payments in respect of the 2039 Senior Secured Guaranteed Notes, as well as cash held in reserve accounts related to security deposits and maintenance reserves for loans held by a consolidated CLO. Restricted cash also includes cash deposited at a bank, which is pledged as collateral in connection with leased premises.
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
Certain consolidated VIEs have applied the fair value option for certain investments in private debt securities that otherwise would not have been carried at fair value with gains and losses in net income.
Goodwill
Goodwill represents the excess of cost over the fair value of identifiable net assets of an acquired business. Goodwill and other indefinite lived intangible assets are tested annually for impairment or more frequently if circumstances indicate impairment may have occurred.
The Company performed its annual goodwill impairment test as of October 1, 2019 and did not identify any impairment.

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
Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $74.6 million of revenue recognized during the six months ended June 30, 2020 that was previously deferred as of January 1, 2020.
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
Profit sharing amounts are generally not paid until the related performance revenue is distributed to the general partner upon realization of the fund’s investments. Under certain profit sharing arrangements, the Company requires that a portion of certain of the performance revenues distributed to its employees be used to purchase restricted Class A Common Stock issued under the Company’s Equity Plan. Prior to distribution of the performance revenue, the Company records the value of the equity-based awards expected to be granted in other assets and other liabilities within the condensed consolidated statements of financial condition. Such equity-based awards are recorded as equity-based compensation expense over the relevant service period once granted.
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
Use of Estimates
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Apollo’s most significant estimates include goodwill, intangible assets, income taxes, performance allocations, incentive fees, contingent consideration obligation related to an acquisition, non-cash compensation, and fair value of investments and debt. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is unable to predict the adverse impact the COVID-19 pandemic will ultimately have. While such impact may change considerably over time, the estimates and assumptions affecting the Company’s condensed consolidated financial statements are based on information available as of June 30, 2020. Actual results could differ materially from those estimates.

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

In August 2018, the FASB issued guidance which changes the fair value disclosure requirements. The guidance includes new fair value disclosure requirements and eliminates and modifies certain other fair value disclosure requirements. The Company previously early adopted the eliminated and modified disclosure requirements upon issuance of the guidance during the three month period ended September 30, 2018. The remaining guidance was adopted by the Company on January 1, 2020 and did not have a material impact on the condensed consolidated financial statements of the Company.

In December 2019, the FASB issued guidance intended to simplify the accounting for income taxes. The new guidance eliminates certain exceptions to the existing approach in ASC 740, and clarifies other guidance within the standard. It is effective for the Company on January 1, 2021. The guidance is not excepted to have a material impact on the condensed consolidated financial statements of the Company.
3. GOODWILL
The carrying value of goodwill was $117.0 million and $93.9 million as of June 30, 2020 and December 31, 2019, respectively. Goodwill primarily relates to the 2007 reorganization of the Company’s predecessor business (the “2007 Reorganization”) and the Company’s acquisition of Stone Tower Capital LLC and its related management companies (“Stone Tower”) in 2012. As of June 30, 2020, there was $92.2 million, $23.8 million and $1.0 million of goodwill related to the credit, private equity and real assets segments, respectively. As of December 31, 2019, there was $69.8 million, $23.1 million and $1.0 million of goodwill related to the credit, private equity and real assets segments, respectively.
On June 26, 2020, the Company acquired the remaining portion of the PK AirFinance platform. In connection with the acquisition, the Company recognized goodwill of $22.4 million as of the acquisition date. The Company recognized $27.4 million in total goodwill related to the acquisition of the PK AirFinance platform.
In addition, the Company recognized an additional $1.3 million of goodwill relating to an equity method investment that was consolidated during the three months ended June 30, 2020.
4. INVESTMENTS
The following table presents Apollo’s investments:

	As of June 30, 2020	As of December 31, 2019
Investments, at fair value	$1,714,125	$1,053,556
Equity method investments	941,288	1,048,732
Performance allocations	691,022	1,507,571
Total Investments	$3,346,435	$3,609,859

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
For the three and six months ended June 30, 2020, the Company’s investment in Athene Holding, for which the fair value option was elected, met the significance criteria as defined by the SEC. As a result, the following table presents summarized financial information of Athene Holding:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Statements of Operations
Revenues	$4,398	$3,423	$2,849	8,418
Expenses	3,317	2,673	3,150	6,928
Income (loss) before income tax provision	1,081	750	(301)	1,490
Income tax provision (benefit)	150	30	(16)	$62
Net income (loss)	931	$720	(285)	1,428
Net loss attributable to Non-Controlling Interests	88	—	(81)	—
Net income (loss) available to Athene shareholders	$843	720	$(204)	1,428
Preferred stock dividends	19	—	37	—
Net income (loss) available to Athene common shareholders	$824	720	$(241)	$1,428

Net Gains (Losses) from Investment Activities
The following table presents the realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Realized gains on sales of investments, net	$70	$182	$1,877	$45
Net change in unrealized gains (losses) due to changes in fair value	268,597	44,878	(997,761)	63,844
Net gains (losses) from investment activities	$268,667	$45,060	$(995,884)	$63,889

Equity Method Investments
Apollo’s equity method investments include its investments in the credit, private equity and real assets funds it manages, which are not consolidated, but in which the Company exerts significant influence. Apollo’s share of net income generated by these investments is recorded in principal investment income in the condensed consolidated statements of operations.
Equity method investments consisted of the following:

	Equity Held as of
	June 30, 2020	(4)	December 31, 2019	(4)
Credit(1)	$264,797		$318,054
Private Equity(2)	601,870		632,540
Real Assets	74,621		98,138
Total equity method investments(3)	$941,288		$1,048,732

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(1)
The equity method investment in AINV was $41.2 million and $51.0 million as of June 30, 2020 and December 31, 2019, respectively. The value of the Company’s investment in AINV was $27.8 million and $51.3 million based on the quoted market price of AINV as of June 30, 2020 and December 31, 2019, respectively.

(2)
The equity method investment in Fund VIII was $309.5 million and $370.7 million as of June 30, 2020 and December 31, 2019, respectively, representing an ownership percentage of 2.2% and 2.2% as of June 30, 2020 and December 31, 2019, respectively.

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
Performance Allocations
Performance allocations receivable recorded within investments in the condensed consolidated statements of financial condition from credit, private equity and real assets funds consisted of the following:

	As of June 30, 2020	As of December 31, 2019
Credit	$309,880	$418,517
Private Equity	257,713	822,531
Real Assets	123,429	266,523
Total performance allocations	$691,022	$1,507,571
The table below provides a roll forward of the performance allocations balance:

	Credit	Private Equity	Real Assets	Total
Performance allocations, January 1, 2020	$418,517	$822,531	$266,523	$1,507,571
Change in fair value of funds	43,831	(558,111)	(101,423)	(615,703)
Fund distributions to the Company	(152,468)	(6,707)	(41,671)	(200,846)
Performance allocations, June 30, 2020	$309,880	$257,713	$123,429	$691,022

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
5. PROFIT SHARING PAYABLE
Profit sharing payable consisted of the following:

	As of June 30, 2020	As of December 31, 2019
Credit	$283,859	$314,125
Private Equity	117,706	329,817
Real Assets	85,371	114,727
Total profit sharing payable	$486,936	$758,669

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The table below provides a roll-forward of the profit sharing payable balance:

	Credit	Private Equity	Real Assets	Total
Profit sharing payable, January 1, 2020	$314,125	$329,817	$114,727	$758,669
Profit sharing expense	43,898	(205,165)	(14,323)	(175,590)
Payments/other	(74,164)	(6,946)	(15,033)	(96,143)
Profit sharing payable, June 30, 2020	$283,859	$117,706	$85,371	$486,936

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
Consolidated Variable Interest Entities
As noted further in note 15, Apollo purchased a 17% incremental equity ownership stake in Athene, bringing Apollo’s beneficial ownership in Athene to approximately 28.0% as of June 30, 2020. This has resulted in Apollo’s indirect ownership through Athene in several VIEs being considered significant and therefore Apollo has consolidated such VIEs given that the Company also has the power to direct the activities that most significantly impact the economic performance of these VIEs. Accordingly, there has been a significant increase in consolidated VIE assets and liabilities as of June 30, 2020 when compared to December 31, 2019.
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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	(1)	2019	(1)	2020	(1)	2019	(1)
Net gains (losses) from investment activities	$478,480		$5,805		$(500,744)		$23,787
Net gains (losses) from debt	(353,182)		(2,134)		181,269		(11,070)
Interest and other income	84,609		8,454		236,051		13,415
Interest and other expenses	(152,045)		(7,494)		(24,634)		(12,035)
Net gains (losses) from investment activities of consolidated variable interest entities	$57,862		$4,631		$(108,058)		$14,097

(1)	Amounts reflect consolidation eliminations.
Senior Secured Notes, Subordinated Notes and Secured Borrowings
Included within debt, at fair value and other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts:

	As of June 30, 2020				As of December 31, 2019
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)	$5,154,883	3.04%		5.9	$757,628	1.56%		10.2
Subordinated Notes(2)	600,846	N/A	(1)	21.1	93,572	N/A	(1)	20.4
Secured Borrowings(2)(3)	313,985	2.70%		0.4	18,976	3.69%		7.8
Total	$6,069,714				$870,176

(1)	The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.

(2)
The notes and borrowings of the consolidated VIEs are collateralized by assets held by each respective vehicle and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. As of June 30, 2020 and December 31, 2019, the fair value of these consolidated VIEs’ assets were $6.3 billion and $1.3 billion, respectively.

(3)
As of June 30, 2020 and December 31, 2019, secured borrowings consist of consolidated VIEs’ obligations through a repurchase agreement redeemable at maturity with third party lenders. The fair value of the secured borrowings as of June 30, 2020 approximates principal outstanding due to the short term nature of the borrowings. These secured borrowings are classified as a Level III liability within the fair value hierarchy. The fair value of the secured borrowing as of December 31, 2019 was $19.0 million. This secured borrowing was repaid during the six months ended June 30, 2020.

The consolidated VIEs’ debt obligations contain various customary loan covenants. As of June 30, 2020, the Company was not aware of any instances of non-compliance with any of these covenants.
As of June 30, 2020, except for the secured borrowings, the contractual maturities for debt of the consolidated VIEs are greater than 5 years.
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

	As of June 30, 2020	As of December 31, 2019
Assets:
Cash	$469,164	$222,481
Investments	4,261,295	5,418,295
Receivables	76,121	137,165
Total Assets	$4,806,580	$5,777,941

Liabilities:
Debt and other payables	$1,297,938	$3,449,227
Total Liabilities	$1,297,938	$3,449,227

Apollo Exposure(1)	$154,687	$250,521

(1)
Represents Apollo’s direct investment in those entities in which Apollo holds a significant variable interest and certain other investments. Additionally, cumulative performance allocations are subject to reversal in the event of future losses, as discussed in note 16.

7. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of June 30, 2020
	Level I	Level II	Level III		Total	Cost
Assets
U.S. Treasury securities, at fair value	$764,923	$—	$—		$764,923	$735,804
Investments, at fair value:
Investment in Athene Holding	—	1,403,481	—		1,403,481	2,093,426
Other investments	—	43,291	267,353	(1)	310,644	290,390
Total investments, at fair value	—	1,446,772	267,353		1,714,125	2,383,816
Investments of VIEs, at fair value	—	1,970,920	8,015,580		9,986,500
Investments of VIEs, valued using NAV	—	—	—		52,300
Total investments of VIEs, at fair value	—	1,970,920	8,015,580		10,038,800
Derivative assets(2)	—	410	—		410
Total Assets	$764,923	$3,418,102	$8,282,933		$12,518,258

Liabilities
Debt of VIEs, at fair value	$—	$1,437,435	$4,242,058		$5,679,493
Other liabilities of VIEs, at fair value	—	—	16,689		16,689
Contingent consideration obligations(3)	—	—	99,097		99,097
Derivative liabilities(2)	—	55	—		55
Total Liabilities	$—	$1,437,490	$4,357,844		$5,795,334

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

(1)
Other investments as of December 31, 2019 excludes $25.8 million of performance allocations classified as Level III related to certain investments for which the Company has elected the fair value option. The Company’s policy is to account for performance allocations as investments.

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
The following tables summarize the changes in financial assets measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended June 30, 2020
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$118,112	$7,640,903	$7,759,015
Purchases	128,551	530,348	658,899
Sales of investments/distributions	(966)	(154,724)	(155,690)
Settlements	—	(252,776)	(252,776)
Net realized gains	966	1,355	2,321
Changes in net unrealized gains	16,443	308,146	324,589
Cumulative translation adjustment	4,521	7,637	12,158
Transfer into Level III(1)	—	1,706	1,706
Transfer out of Level III(1)	(274)	(67,015)	(67,289)
Balance, End of Period	$267,353	$8,015,580	$8,282,933
Change in net unrealized gains included in net gains from investment activities related to investments still held at reporting date	$16,442	$—	$16,442
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	70,639	70,639

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended June 30, 2019
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$109,351	$293,448	$402,799
Sale of investments/distributions	(819)	—	(819)
Changes in net unrealized gains	4,755	3,252	8,007
Cumulative translation adjustment	1,299	4,366	5,665
Transfer out of Level III(1)	(147)	—	(147)
Balance, End of Period	$114,439	$301,066	$415,505
Change in net unrealized gains included in net gains from investment activities related to investments still held at reporting date	$4,755	$—	$4,755
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	3,253	3,253

	For the Six Months Ended June 30, 2020
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$113,410	$321,069	$434,479
Transfer in due to consolidation	—	7,794,128	7,794,128
Purchases	159,955	859,580	1,019,535
Sale of investments/distributions	(9,378)	(183,877)	(193,255)
Settlements	—	(437,948)	(437,948)
Net realized gains (losses)	1,751	121	1,872
Changes in net unrealized gains	(1,181)	(334,556)	(335,737)
Cumulative translation adjustment	3,070	(3,784)	(714)
Transfer into Level III(1)	—	70,636	70,636
Transfer out of Level III(1)	(274)	(69,789)	(70,063)
Balance, End of Period	$267,353	$8,015,580	$8,282,933
Change in net unrealized gains included in principal investment income related to investments still held at reporting date	$(1,181)	$—	$(1,181)
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	(47,303)	(47,303)

	For the Six Months Ended June 30, 2019
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$96,370	$295,987	$392,357
Purchases	15,048	—	15,048
Sale of investments/distributions	(1,878)	—	(1,878)
Changes in net unrealized gains	6,573	11,172	17,745
Cumulative translation adjustment	(745)	(1,977)	(2,722)
Transfer out of Level III(1)	(929)	(4,116)	(5,045)
Balance, End of Period	$114,439	$301,066	$415,505
Change in net unrealized gains included in principal investment income related to investments still held at reporting date	$6,573	$—	$6,573
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	11,173	11,173

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
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table summarizes the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended June 30,
	2020			2019
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total	Contingent Consideration Obligations
Balance, Beginning of Period	$76,700	$3,795,866	$3,872,566	$76,500
Transfer in due to consolidation	—	—	—	—
Issuances	—	213,828	213,828	—
Repayments	(219)	(18,750)	(18,969)	—
Net realized gains	—	3,459	3,459	—
Changes in net unrealized (gains) losses(1)	22,616	255,950	278,566	16,723
Cumulative translation adjustment	—	8,394	8,394	—
Balance, End of Period	$99,097	$4,258,747	$4,357,844	$93,223

	For the Six Months Ended June 30,
	2020			2019
	Contingent Consideration Obligations	Liabilities of Consolidated VIEs & Apollo Funds	Total	Contingent Consideration Obligations
Balance, Beginning of Period	$112,514	$—	$112,514	$74,487
Transfer in due to consolidation	—	4,291,286	4,291,286	—
Issuances	—	302,928	302,928	—
Repayments	(12,870)	(198,750)	(211,620)	(1,315)
Net realized gains	—	3,459	3,459
Changes in net unrealized (gains) losses(1)	(547)	(142,043)	(142,590)	20,051
Cumulative translation adjustment	—	1,867	1,867	—
Balance, End of Period	$99,097	$4,258,747	$4,357,844	$93,223

(1)	Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy:

	As of June 30, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (1)
Financial Assets
Investment in Athora Holding	$192,575	Transactional value	N/A	N/A	N/A
Investment in Redding Ridge	67,524	Discounted cash flow	Discount rate	18.0%	18.0%
Other investments	7,254	Third party pricing	N/A	N/A	N/A
Investments of consolidated VIEs:
Bank loans	3,726,635	Discounted cash flow	Discount rate	2.8% - 18.2%	4.9%
		Guideline public company	TEV / EBITDA	2.0x - 14.1x	9.1x
		Third party pricing	N/A	N/A	N/A
		Transactional value	Cost	N/A	N/A
Bonds	49,793	Discounted cash flow	Discount rate	5.5% - 17.5%	7.1%
Equity Securities	852,290	Discounted cash flow	Discount rate	7.5% - 23.0%	8.9%
		Option model	Volatility	60% - 75%	75.0%
		Dividend discount model	Discount rate	9.1% - 13.0%	10.6%
		Market comparable companies	Comparable company multiple	1.2x	1.2x
		Market comparable company	TBV	0.4	0.4
		Adjusted transaction value	Purchase multiple	1.35x	1.35x
		Transactional value	Cost	N/A	N/A
Other Equity Investments	536,517	Discounted cash flow	Discount rate	4.4% - 8.0%	6.4%
Real Estate	360,003	Discounted cash flow	Discount rate	6.3% - 13.5%	7.9%
		Discounted cash flow	Capitalization rate	5.8% - 8.3%	6.9%
		Direct capitalization	Capitalization rate	5.3% - 8.5%	6.8%
Profit participating notes	2,447,245	Discount cash flow	Discount rate	7.5% - 15.0%	14.7%
Warrants	1,836	Option model	Volatility	50.0% - 59.3%	52.9%
CLO notes	41,261	Third party pricing	N/A	N/A	N/A
Total Investments of Consolidated VIEs	8,015,580
Total Financial Assets	$8,282,933
Financial Liabilities
Liabilities of Consolidated VIEs:
Secured loans	$3,931,840	Discounted cash flow	Discount rate	2.8% - 11.2%	3.4%
Subordinated notes	99,260	Discounted cash flow	Discount rate	17.0%	17.0%
Preferred equity	210,958	Discounted cash flow	Discount rate	15.0%	15.0%
Other liabilities	16,689	Discounted cash flow	Discount rate	4.8% - 7.5%	6.4%
		Transactional value	Cost	N/A	N/A
		Third party pricing	N/A	N/A	N/A
Total liabilities of Consolidated VIEs:	4,258,747
Contingent Consideration Obligation	$99,097	Discounted cash flow	Discount rate	17.0%	17.0%
Total Financial Liabilities	$4,357,844

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
Fair Value Measurement of Investment in Athene Holding
As of June 30, 2020, the fair value of Apollo’s Level II investment in Athene Holding was estimated using the closing market price of Athene Holding shares of $31.19 less a DLOM of 17.6%, as applicable. The DLOM was derived based on the average remaining lock up restrictions on the shares of Athene Holding held by Apollo (36 months from the closing date of the transactions contemplated by the Transaction Agreement) and the estimated volatility in such shares of Athene Holding. The historical share price volatility of a representative set of Athene Holding’s publicly traded insurance peers was calculated over a three year period equivalent to the lock up on the shares of Athene Holding held by Apollo and used as a proxy to estimate the projected volatility in Athene Holding’s shares. As of December 31, 2019, the fair value of Apollo’s Level I investment in Athene Holding was calculated using the closing market price of Athene Holding shares of $47.03.
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
The significant unobservable inputs used in the fair value measurement of the equity securities include the discount rate applied, volatility rate, purchase multiple, total book value and comparable company multiple applied in the valuation models. These unobservable inputs in isolation can cause significant increases or decreases in fair value. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks. When a comparable multiple model is used to determine fair value, the comparable multiples are generally multiplied by the underlying companies’ EBITDA to establish

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

the total enterprise value of the company. The comparable multiple is determined based on the implied trading multiple of public industry peers.
The significant unobservable inputs used in the fair value measurement of warrants are volatility rates. Significant increases (decreases) in volatility rates would result in a significantly higher (lower) fair value measurement.
The significant unobservable inputs used in the fair value measurement of real estate are discount rates and capitalization rates. Significant increases (decreases) in any of discount rates and capitalization rates in isolation would result in a significantly lower (higher) fair value measurement.
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
8. OTHER ASSETS
Other assets consisted of the following:

	As of June 30, 2020	As of December 31, 2019
Fixed assets	$173,249	$138,359
Less: Accumulated depreciation and amortization	(105,774)	(96,347)
Fixed assets, net	67,475	42,012
Deferred equity-based compensation(1)	57,982	132,422
Prepaid expenses	45,745	55,189
Intangible assets, net	24,222	20,615
Tax receivables	53,390	48,106
Other	29,120	28,105
Total Other Assets	$277,934	$326,449

(1)
Deferred equity-based compensation relates to the value of equity-based awards that have been or are expected to be granted in connection with the settlement of certain profit sharing arrangements. A corresponding amount for awards expected to be granted of $23.4 million and $112.4 million, as of June 30, 2020 and December 31, 2019, respectively, is included in other liabilities on the condensed consolidated statements of financial condition.

Depreciation expense was $1.6 million and $2.3 million for the three months ended June 30, 2020 and 2019, respectively, and $3.1 million and $4.6 million for the six months ended June 30, 2020 and 2019, respectively, and is presented as a component of general, administrative and other expense in the condensed consolidated statements of operations.
9. LEASES
Apollo has operating leases for office space, data centers, and certain equipment under various lease agreements.
The table below presents operating lease expenses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$13,617	$10,295	$25,979	$19,288

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents supplemental cash flow information related to operating leases:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating cash flows for operating leases	$3,307	$10,246	$13,956	$19,630

As of June 30, 2020, the Company’s total lease payments by maturity are presented in the following table:

Operating Lease Payments
Remaining 2020	$11,646
2021	36,568
2022	35,853
2023	33,372
2024	30,987
Thereafter	270,469
Total lease payments	$418,895
Less imputed interest	(79,923)
Present value of lease payments	$338,972

The Company has undiscounted future operating lease payments of $244.6 million related to leases that have not commenced that were entered into as of and subsequent to June 30, 2020. Such lease payments are not yet included in the table above or the Company’s condensed consolidated statements of financial condition as lease assets and lease liabilities. These operating leases are anticipated to commence by 2021 with lease terms of approximately 15 years.
Supplemental information related to leases is as follows:

	As of June 30, 2020	As of June 30, 2019
Weighted average remaining lease term (in years)	13.9	7.5
Weighted average discount rate	3.1%	3.3%

As of December 31, 2019, the approximate aggregate minimum future payments required for operating leases under U.S. GAAP applicable to that period were as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
Aggregate minimum future payments	$28,094	$40,516	$51,184	$49,383	$47,237	$467,698	$684,112

10. INCOME TAXES
The Company’s income tax (provision) benefit totaled $(140.3) million and $(16.9) million for the three months ended June 30, 2020 and 2019, respectively, and $155.5 million and $(36.6) million for the six months ended June 30, 2020 and 2019, respectively. The Company’s effective tax rate was approximately 12.3% and 4.7% for the three months ended June 30, 2020 and 2019, respectively, and 10.8% and 5.3% for the six months ended June 30, 2020 and 2019, respectively.
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
In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. With a few exceptions, as of June 30, 2020, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2016 through 2018 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax return of a subsidiary for the 2011 tax year. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2018. No provisions with respect to these examinations have been recorded.
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

Exchange of AOG Units for Class A Common Stock	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Six Months Ended June 30, 2020	$76,580	$62,531	$14,049
For the Six Months Ended June 30, 2019	$546	$464	$82

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

11. DEBT
Debt consisted of the following:

	As of June 30, 2020				As of December 31, 2019
	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate
2024 Senior Notes(1)	$497,491	$544,194	(4)	4.00%	$497,164	$529,333	(4)	4.00%
2026 Senior Notes(1)	496,960	562,952	(4)	4.40	496,704	540,713	(4)	4.40
2029 Senior Notes(1)	674,742	794,629	(4)	4.87	674,727	761,780	(4)	4.87
2030 Senior Notes(1)	494,121	498,912	(4)	2.65	—	—		—
2039 Senior Secured Guaranteed Notes(1)	316,571	369,595	(5)	4.77	316,100	354,093	(5)	4.77
2048 Senior Notes(1)	296,571	351,167	(4)	5.00	296,510	350,331	(4)	5.00
2050 Subordinated Notes(1)	296,497	272,700	(4)	4.95	297,008	304,125	(4)	4.95
Secured Borrowing I(2)	17,956	17,787	(3)	1.84	17,921	17,921	(3)	1.99
Secured Borrowing II(2)	19,097	18,919	(3)	1.72	—	—		—
2014 AMI Term Facility II(2)	—	—		—	17,266	17,266	(3)	1.75
2016 AMI Term Facility I(2)	18,951	18,951	(3)	1.30	18,915	18,915	(3)	1.30
2016 AMI Term Facility II(2)	18,319	18,319	(3)	1.40	18,285	18,285	(3)	1.40
Total Debt	$3,147,276	$3,468,125			$2,650,600	$2,912,762

(1)	Includes amortization of note discount, as applicable. Outstanding balance is presented net of unamortized debt issuance costs:

	As of June 30, 2020	As of December 31, 2019
2024 Senior Notes	$2,118	$2,394
2026 Senior Notes	2,779	3,014
2029 Senior Notes	5,605	5,928
2030 Senior Notes	4,411	—
2039 Senior Secured Guaranteed Notes	8,429	8,900
2048 Senior Notes	3,129	3,185
2050 Subordinated Notes	3,503	2,992
Total	$29,974	$26,413

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
The Secured Borrowings consists of obligations through repurchase agreements redeemable at maturity with third party lenders. The weighted average remaining maturity of Secured Borrowing I and II is 11.2 years.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

2018 AMH Credit Facility—On July 11, 2018, AMH as borrower (the “Borrower”) entered into a new credit agreement (the “2018 AMH Credit Facility”) with the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent for the lenders. The 2018 AMH Credit Facility provides for a $750 million revolving credit facility to the Borrower with a final maturity date of July 11, 2023. The 2018 AMH Credit Facility is to remain available until its maturity, and any undrawn revolving commitments bear a commitment fee. The interest rate on the 2018 AMH Credit Facility is based on adjusted London Inter-bank Offered Rate (“LIBOR”) and the applicable margin as of June 30, 2020 was 1.00%. The commitment fee on the $750 million undrawn 2018 AMH Credit Facility as of June 30, 2020 was 0.09%.
Borrowings under the 2018 AMH Credit Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. The Borrower may incur incremental facilities in respect of the 2018 AMH Credit Facility in an aggregate amount not to exceed $250 million plus additional amounts so long as the Borrower is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. As of June 30, 2020, the 2018 AMH Credit Facility was undrawn.
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
2030 Senior Notes—On June 5, 2020, AMH issued $500 million in aggregate principal amount of its 2.65% Senior Notes due 2030 (the “2030 Senior Notes”), at an issue price of 99.704% of par. Interest on the 2030 Senior Notes is payable semi-annually in arrears on June 5 and December 5 of each year. The 2030 Senior Notes will mature on June 5, 2030. The discount is amortized into interest expense on the condensed consolidated statements of operations over the term of the 2030 Senior Notes. The Company is obligated to settle the 2030 Senior Notes for the face amount of $500 million.
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
As of June 30, 2020, the indentures governing the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2048 Senior Notes and the 2050 Subordinated Notes (the “Indentures”) include covenants that restrict the ability of AMH and, as applicable, the guarantors of the notes under the Indentures to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries, or merge, consolidate or sell, transfer or lease assets. The Indentures also provide for customary events of default.
As of June 30, 2020, the indenture governing the 2039 Senior Secured Guaranteed Notes includes a series of covenants and restrictions customary for transactions of this type, including covenants that (i) require the Issuer to maintain specified reserve accounts to be used to make required payments in respect of the 2039 Senior Secured Guaranteed Notes, (ii) relate to prepayments and related payments of specified amounts, including specified make-whole payments under certain circumstances and (iii) relate to recordkeeping, access to information and similar matters.
The following table presents the interest expense incurred related to the Company’s debt:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Interest Expense:(1)
2018 AMH Credit Facility	$314	$315	$628	$627
2024 Senior Notes	5,163	5,163	10,326	10,326
2026 Senior Notes	5,628	5,628	11,256	11,256
2029 Senior Notes	8,229	7,187	16,458	11,102
2030 Senior Notes	964	—	964	—
2039 Senior Secured Guaranteed Notes	4,111	959	8,223	959
2048 Senior Notes	3,780	3,781	7,562	7,562
2050 Subordinated Notes	3,742	—	7,486	—
AMI Term Facilities/Secured Borrowings	360	269	630	578
Total Interest Expense	$32,291	23,302	$63,533	$42,410

(1)	Debt issuance costs incurred are amortized into interest expense over the term of the debt arrangement, as applicable.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

12. NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK
The table below presents basic and diluted net income per share of Class A Common Stock using the two-class method:

	Basic and Diluted
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020		2019
Numerator:
Net income attributable to Apollo Global Management, Inc. Class A Common Stockholders	$437,164	$155,659	$(568,218)		$295,552
Dividends declared on Class A Common Stock(1)	(96,181)	(92,201)	(301,783)		(205,546)
Dividends on participating securities(2)	(3,608)	(4,115)	(10,855)		(9,074)
Earnings allocable to participating securities	(13,947)	(2,848)	—	(3)	(4,030)
Undistributed income (loss) attributable to Class A Common Stockholders: Basic and Diluted	323,428	56,495	(880,856)		76,902
Denominator:
Weighted average number of shares of Class A Common Stock outstanding: Basic and Diluted	227,653,988	199,578,950	227,205,866		200,202,174
Net Income per share of Class A Common Stock: Basic and Diluted(4)
Distributed Income	$0.42	$0.46	$1.31		$1.02
Undistributed Income (Loss)	1.42	0.29	(3.86)		0.39
Net Income (Loss) per share of Class A Common Stock: Basic and Diluted	$1.84	$0.75	$(2.55)		$1.41

(1)	See note 14 for information regarding the quarterly dividends declared and paid during 2020 and 2019.

(2)	Participating securities consist of vested and unvested RSUs that have rights to dividends and unvested restricted shares.

(3)
No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A Common Stockholders.

(4)	For the three months and six months ended June 30, 2020 and 2019, all of the classes of securities were determined to be anti-dilutive.
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
Any dividend equivalent paid to an employee will not be returned to the Company upon forfeiture of the award by the employee. Vested and unvested RSUs that are entitled to non-forfeitable dividend equivalents qualify as participating securities and are included in the Company’s basic and diluted earnings per share computations using the two-class method. The holder of an RSU participating security would have a contractual obligation to share in the losses of the entity if the holder is obligated to fund the losses of the issuing entity or if the contractual principal or mandatory redemption amount of the participating security is reduced as a result of losses incurred by the issuing entity. The RSU participating securities do not have a mandatory redemption amount and the holders of the participating securities are not obligated to fund losses; therefore, neither the vested RSUs nor the unvested RSUs are subject to any contractual obligation to share in losses of the Company.
Certain holders of AOG Units are subject to the transfer restrictions set forth in the agreements with the respective holders and may, upon notice (subject to the terms of an exchange agreement), exchange their AOG Units for shares of Class A Common Stock on a one-for-one basis. An AOG Unit holder must exchange one unit in each of the Apollo Operating Group partnerships or limited liability companies to effectuate an exchange for one share of Class A Common Stock.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Apollo Global Management, Inc. has one share of Class B Common Stock outstanding, which is held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the share of Class B Common Stock is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for shares of Class A Common Stock, subject to the terms of the AGM Inc. Certificate of Incorporation. The Class B Common Stock has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or dividends. The Class B Common Stock has no dividend rights and only a de minimis liquidation right. The Class B Common Stock represented 47.2% and 52.2% of the total voting power of the Company’s Class A Common Stock and Class B Common Stock with respect to the limited matters upon which they were entitled to vote together as a single class pursuant to the Company’s governing documents as of June 30, 2020 and 2019, respectively.
The following table summarizes the anti-dilutive securities.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average vested RSUs	254,147	137,573	834,718	740,021
Weighted average unvested RSUs	8,252,215	8,939,599	7,670,111	8,744,646
Weighted average unexercised options	—	204,167	—	204,167
Weighted average AOG Units outstanding(1)	174,873,808	202,245,561	175,737,132	202,266,384
Weighted average unvested restricted shares	1,310,805	984,792	1,245,164	1,007,667

(1)
Excludes AOG Units owned by Athene. Athene can only redeem their AOG Units by selling to Apollo or to a different buyer with Apollo’s agreement as detailed in the Liquidity Agreement (see note 15). As these AOG Units are not convertible into shares of Class A Common Stock, they are excluded when calculating diluted net income per share.

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
During the six months ended June 30, 2020 and June 30, 2019, the Company awarded Performance Grants of 2.0 million and 1.2 million RSUs to certain employees with a grant date fair value of $81.4 million and $25.4 million, respectively, which vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense. In accordance with U.S. GAAP, equity-based compensation expense for these and other Performance Grants will be recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable.
Additionally, the Company entered into an agreement in 2018 with several employees under which RSUs would be granted in 2020 if year-over-year growth in certain discretionary earnings metrics were attained prior to grant and they remained employed at the grant date. In connection with these agreements, during the three months ended June 30, 2020, the Company granted 0.3 million RSUs to certain employees with a grant date fair value of $11.7 million. The awards vest subject to continued employment and the Company’s receipt of performance revenues sufficient to cover the associated equity-based compensation expense. The Company’s receipt of performance revenues was sufficient to cover the associated equity-based compensation expense, therefore the awards were fully vested and expensed during the three months ended June 30, 2020.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table summarizes the equity based compensation expense recognized relating to Performance Grants:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Equity-based compensation	$28,467	$14,548	$57,331	$29,131

The fair value of all RSU grants made during the six months ended June 30, 2020 and June 30, 2019 was $179.7 million and $97.6 million, respectively.
The following table presents the forfeiture rates and equity-based compensation expense recognized:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Forfeiture rate	5.8%	0.7%	6.4%	1.2%
Equity-based compensation	$47,282	$34,185	$92,800	$67,938

The following table summarizes RSU activity:

	Unvested		Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2020	9,784,693		$26.38	2,349,618	12,134,311	(1)
Granted	4,242,044		42.35	—	4,242,044
Forfeited	(895,296)		22.31	(4,340)	(899,636)
Vested	(2,216,790)		30.25	2,216,790	—
Issued	—		28.08	(4,366,569)	(4,366,569)
Balance at June 30, 2020	10,914,651	(2)	$32.14	195,499	11,110,150	(1)

(1)	Amount excludes RSUs which have vested and have been issued in the form of Class A Common Stock.

(2)	RSUs were expected to vest over the weighted average period of 2.5 years.
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
Below is a reconciliation of the equity-based compensation allocated to AGM Inc.:

	For the Six Months Ended June 30, 2020
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, Inc.
RSUs, share options and restricted share awards	$107,069	—%	$—	$107,069
Other equity-based compensation awards	4,473	47.1	2,109	2,364
Total equity-based compensation	$111,542		2,109	109,433
Less other equity-based compensation awards(2)			(2,109)	(16,203)
Capital increase related to equity-based compensation			$—	$93,230

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Six Months Ended June 30, 2019
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, Inc.
RSUs, share options and restricted share awards	$76,104	—%	$—	$76,104
Other equity-based compensation awards	13,635	50.2	6,848	6,787
Total equity-based compensation	$89,739		6,848	82,891
Less other equity-based compensation awards(2)			(6,848)	(14,569)
Capital increase related to equity-based compensation			$—	$68,322

(1)	Calculated based on average ownership percentage for the period considering issuances of Class A shares or Class A Common Stock, as applicable, during the period.

(2)	Includes equity-based compensation reimbursable by certain funds.
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
Holders of Class A Common Stock are entitled to participate in dividends from the Company on a pro rata basis. As of June 30, 2020, the holders of Class A Common Stock had limited voting rights.
During the three and six months ended June 30, 2020 and 2019, the Company issued shares of Class A Common Stock in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of shares of Class A Common Stock issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of shares of Class A Common Stock issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment.
In January 2019, Apollo increased its authorized share repurchase amount by $250 million, bringing the total authorized repurchase amount to $500 million. On March 12, 2020, Apollo announced that the executive committee of the Company’s board of directors approved a new share repurchase authorization that allows the Company to repurchase up to $500 million of its Class A common stock. This new authorization increased the Company’s capacity to repurchase shares from $80 million of unused capacity under the Company’s previously approved the share repurchase plan authorization. The share repurchase plan authorization may be used to repurchase outstanding shares of Class A Common Stock as well as to reduce the number of shares of Class A Common Stock to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the Equity Plan (or any successor equity plan thereto). Shares of Class A Common Stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. Apollo is not obligated under the terms of the program to repurchase any of its shares of Class A Common Stock. The repurchase program has no expiration date and may be suspended or terminated by the Company at any time without prior notice.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The table below summarizes the issuance of shares of Class A Common Stock for equity-based awards:

	For the Six Months Ended June 30,
	2020	2019
Shares of Class A Common Stock issued in settlement of vested RSUs and share options exercised(1)	4,366,569	3,808,972
Reduction of shares of Class A Common Stock issued(2)	(1,843,305)	(1,446,436)
Shares of Class A Common Stock purchased related to share issuances and forfeitures(3)	628,639	(103,954)
Issuance of shares of Class A Common Stock for equity-based awards	3,151,903	2,258,582

(1)
The gross value of shares issued was $202.2 million and $116.5 million for the six months ended June 30, 2020 and 2019, respectively, based on the closing price of a share of Class A Common Stock at the time of issuance.

(2)	Cash paid for tax liabilities associated with net share settlement was $85.5 million and $44.3 million for the six months ended June 30, 2020 and 2019, respectively.

(3)
Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted shares of Class A Common Stock of AGM Inc. that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase shares of Class A Common Stock on the open market and retire them. During the six months ended June 30, 2020 and 2019, we issued 636,314 and 136,686 of such restricted shares and 149,042 and 102,089 of such RSUs under the Equity Plan, respectively, and repurchased 0 and 238,775 shares of Class A Common Stock in open-market transactions not pursuant to a publicly-announced repurchase plan or program, respectively. In addition, there were 7,675 and 1,865 restricted shares forfeited during the six months ended June 30, 2020 and 2019, respectively.

Additionally, during the six months ended June 30, 2020 and 2019, 2,194,095 and 3,337,239 shares of Class A Common Stock were repurchased in open market transactions as part of the publicly announced share repurchase program discussed above, respectively, and such shares were subsequently canceled by the Company. The Company paid $64.2 million and $98.6 million for these open market share repurchases during the six months ended June 30, 2020 and 2019, respectively.
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

Dividend Declaration Date	Dividend per share of Class A Common Stock	Payment Date	Dividend to Class A Common Stockholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
January 31, 2019	$0.56	February 28, 2019	$113.3	$113.3		$226.6	$5.0
N/A	—	April 12, 2019	—	45.4	(1)	45.4	—
May 2, 2019	0.46	May 31, 2019	92.2	93.0		185.2	4.1
July 31, 2019	0.50	August 30, 2019	100.4	101.0		201.4	4.4
N/A	—	August 15, 2019	—	4.1	(1)	4.1	—
N/A	—	September 26, 2019	—	17.8	(1)	17.8	—
October 31, 2019	0.50	November 29,2019	111.5	90.1		201.6	4.4
For the Year Ended December 31, 2019	$2.02		$417.4	$464.7		$882.1	$17.9
January 30, 2020	$0.89	February 28, 2020	$205.6	$155.6		$361.2	$7.2
N/A	—	April 15, 2020	—	43.0	(1)	43.0	—
May 1, 2020	0.42	May 29, 2020	96.2	85.7		181.9	3.6
For the Six Months Ended June 30, 2020	$1.31		$301.8	$284.3		$586.1	$10.8

(1)
On April 15, 2020 and April 12, 2019, the Company made $0.21 and $0.18 per AOG Unit pro rata distribution, respectively, to the Non-Controlling Interest holders in the Apollo Operating Group, in connection with taxes and payments made under the tax receivable agreement. See note 15 for more information regarding the tax receivable agreement. On April 12, 2019, August 15, 2019 and September 26, 2019,

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

the Company made a $0.04, $0.02 and $0.10 per AOG Unit pro rata distribution, respectively, to the Non-Controlling Interest holders in the Apollo Operating Group, in connection with federal corporate estimated tax payments.
Non-Controlling Interests
As discussed in note 1, Athene Holding acquired 29,154,519 non-voting equity interests of the Apollo Operating Group, which as of June 30, 2020 represented a 6.7% economic interest in the Apollo Operating Group. The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to Non-Controlling Interests in consolidated entities:
Interest in management companies and a co-investment vehicle(1)	$1,031	$865	$1,279	$2,026
Other consolidated entities	40,037	4,278	(124,620)	11,779
Net income (loss) attributable to Non-Controlling Interests in consolidated entities	$41,068	$5,143	$(123,341)	$13,805

Net income attributable to Non-Controlling Interests in the Apollo Operating Group:
Net income (loss)	$999,085	$342,161	$(1,284,758)	$657,728
Net income (loss) attributable to Non-Controlling Interests in consolidated entities	(41,068)	(5,143)	123,341	(13,805)
Net income (loss) after Non-Controlling Interests in consolidated entities	958,017	337,018	(1,161,417)	643,923
Adjustments:
Income tax provision (benefit)(2)	140,323	16,897	(155,530)	36,551
NYC UBT and foreign tax (provision) benefit(3)	(3,181)	(2,325)	(10,643)	(4,373)
Net income (loss) in non-Apollo Operating Group entities	10	531	18	546
Series A Preferred Stock Dividends	(4,383)	(4,383)	(8,766)	(8,766)
Series B Preferred Stock Dividends	(4,782)	(4,781)	(9,563)	(9,562)
Total adjustments	127,987	5,939	(184,484)	14,396
Net income (loss) after adjustments	1,086,004	342,957	(1,345,901)	658,319
Weighted average ownership percentage of Apollo Operating Group	47.1%	50.2%	46.7%	50.1%
Net income (loss) attributable to Non-Controlling Interests in Apollo Operating Group	$511,688	$172,195	$(611,528)	$330,043

Net Income (loss) attributable to Non-Controlling Interests	$552,756	$177,338	$(734,869)	$343,848
Other comprehensive income (loss) attributable to Non-Controlling Interests	6,223	3,352	(818)	(3,054)
Comprehensive Income (Loss) Attributable to Non-Controlling Interests	$558,979	$180,690	$(735,687)	$340,794

(1)	Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of the credit funds managed by Apollo.

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

	As of June 30, 2020	As of December 31, 2019
Due from Related Parties:
Due from credit funds	$175,886	$186,495
Due from private equity funds	27,915	27,724
Due from real assets funds	32,698	26,626
Due from portfolio companies	40,131	53,394
Due from Contributing Partners, employees and former employees	208,744	120,830
Total Due from Related Parties	$485,374	$415,069
Due to Related Parties:
Due to Managing Partners and Contributing Partners	$316,387	$302,050
Due to credit funds	8,154	7,213
Due to private equity funds	352,328	191,620
Due to real assets funds	34,836	504
Total Due to Related Parties	$711,705	$501,387

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
The tax receivable agreement provides for the payment to the Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that AGM Inc. and its subsidiaries would realize as a result of the increases in tax basis of assets that resulted from the 2007 Reorganization, the Conversion, and other exchanges of AOG Units for Class A Common Stock that have occurred in prior years. AGM Inc. and its subsidiaries retain the benefit from the remaining 15% of actual cash tax savings. If the Company does not make the required annual payment on a timely basis as outlined in the tax receivable agreement, interest is accrued on the balance until the payment date.
As a result of the exchanges of AOG Units for Class A Common Stock during the six months ended June 30, 2020 and 2019, a $62.5 million and $0.5 million liability was recorded, respectively, to estimate the amount of the future expected payments to be made by AGM Inc. and its subsidiaries to the Managing Partners and Contributing Partners pursuant to the tax receivable agreement.
In April 2020, Apollo made a $48.2 million cash payment pursuant to the tax receivable agreement resulting from the realized tax benefit for the 2019 tax year. Additionally, in connection with this payment, the Company made a corresponding pro rata distribution of $43.0 million ($0.21 per AOG Unit) to the Non-Controlling Interest holders in the Apollo Operating Group. In April 2019, Apollo made a $37.2 million cash payment pursuant to the tax receivable agreement resulting from the realized tax benefit for the 2018 tax year. Additionally, in connection with this payment, the Company made a corresponding pro rata distribution of $37.4 million ($0.18 per AOG Unit) to the Non-Controlling Interest holders in the Apollo Operating Group.
Due from Contributing Partners, Employees and Former Employees
As of June 30, 2020 and December 31, 2019, due from Contributing Partners, Employees and Former Employees includes various amounts due to the Company including employee loans and return of profit sharing distributions. As of June 30, 2020 and December 31, 2019, the balance included interest-bearing employee loans receivable of $17.3 million and $17.1 million,

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.
The Company recorded a receivable from the Contributing Partners and certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of June 30, 2020 and December 31, 2019 of $174.7 million and $88.5 million, respectively.
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
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions with respect to Fund IV, Fund V and Fund VI, the Company will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. The Company recorded an indemnification liability of $12.8 million and $12.7 million as of June 30, 2020 and December 31, 2019, respectively.
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
The following table presents the general partner obligation to return previously distributed performance allocations related to certain funds by segment:

	As of June 30, 2020	As of December 31, 2019
Credit	$145	$—
Private Equity	351,317	189,252
Real Assets	34,531	—
Total general partner obligation	$385,993	$189,252

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

(i)
The Company, through its consolidated subsidiary Apollo Insurance Solutions Group LP, or ISG, earns a base management fee of 0.225% per year on the aggregate market value of substantially all of the assets in substantially all of the investment accounts of or relating to Athene (collectively, the “Athene Accounts”) up to $103.4 billion (the level of assets in the Athene Accounts as of January 1, 2019, excluding certain assets, the “Backbook Value”) and 0.150% per year on all assets in excess of $103.4 billion (the “Incremental Value”), respectively; plus

(ii)
with respect to each asset in an Athene Account, subject to certain exceptions, that is managed by the Company and that belongs to a specified asset class tier (“core,” “core plus,” “yield,” and “high alpha”), a sub-allocation fee as follows, which will, in the case of assets acquired after January 1, 2019, be subject to a cap of 10% of the applicable asset’s gross book yield:

As of June 30, 2020
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

(2)
Core plus assets include private investment grade corporate bonds, fixed rate first lien commercial mortgage loans and obligations issued or assumed by a financial institution (such an institution, a “financial issuer”) and determined by Apollo to be “Tier 2 Capital” under the Basel III recommendations developed by the Basel Committee on Banking Supervision (or any successor to such recommendations).

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
Athene and Apollo Strategic Transaction
On October 28, 2019 Athene Holding, AGM Inc. and the entities that form the Apollo Operating Group entered into the Transaction Agreement, pursuant to which, among other things:

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
On February 28, 2020, Apollo and Athene closed on a strategic transaction as discussed above. In connection with the transaction, Apollo purchased a 17% incremental equity stake in Athene at a premium, bringing Apollo’s beneficial ownership in Athene to 28%, or 35% including shares and warrants owned by related parties and employees, on a fully diluted basis. Apollo has entered into a lock-up agreement restricting transfers of Apollo’s existing and newly acquired shares of Athene for three years from the Closing Date.
As of June 30, 2020 and December 31, 2019, the Company held a 28% and an 11% ownership interest in the Class A Common Shares of Athene Holding, respectively.
Athora
The Company, through ISGI, provides investment advisory services to certain portfolio companies of Apollo funds and Athora, a strategic platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). The Company has commitments to make additional equity investments in Athora of $312.8 million as of June 30, 2020, $280.8 million of which is subject to certain conditions.
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
The following table presents the revenues earned in aggregate from Athene and Athora:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues earned in aggregate from Athene and Athora, net(1)(2)	$463,823	$204,159	$(661,670)	$364,507

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

(2)
Gains (losses) on the market value of the shares of Athene Holding owned directly by Apollo were $267.0 million and $43.2 million for the three months ended June 30, 2020 and 2019, respectively, and $(996.4) million and $61.8 million for the six months ended June 30, 2020 and 2019, respectively.

AAA Investments Credit Agreement
On April 30, 2015, Apollo entered into a revolving credit agreement with AAA Investments (the “AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR plus 1.5%. The Company receives an annual commitment fee of 0.125% on the unused portion of the loan. As of June 30, 2020 and December 31, 2019, $9.0 million and $8.7 million, respectively, had been advanced by the Company and remained outstanding on the AAA Investments Credit Agreement. AAA Investments was obligated to pay the aggregate borrowings plus accrued interest at the earlier of (a) the third anniversary of the closing date, or (b) the date that was fifteen months following the initial public offering of shares of Athene Holding (the “Maturity Date”). On January 30, 2019, the Company and AAA agreed to extend the maturity date of the AAA Investments Credit Agreement to December 31, 2020.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at June 30, 2020. From time to time, this entity is involved in transactions with related parties of Apollo, including portfolio companies of the funds Apollo manages, whereby AGS earns underwriting and transaction fees for its services.
16. COMMITMENTS AND CONTINGENCIES
Investment Commitments—As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of June 30, 2020 and December 31, 2019 of $0.9 billion and $1.1 billion, respectively, of which $350.3 million and $394.0 million related to Fund IX.
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of June 30, 2020, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.
Litigation and Contingencies—Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and lawsuits, reviews, investigations or proceedings by governmental and self-regulatory agencies regarding its business.

On June 20, 2016, Banca Carige S.p.A. (“Carige”) commenced a lawsuit in the Court of Genoa (Italy) (No. 8965/2016), against its former Chairman, its former Chief Executive Officer, AGM Inc., and certain entities (the “Apollo Entities”) organized and owned by investment funds managed by affiliates of AGM Inc. The complaint alleged that AGM Inc. and the Apollo Entities (i) aided and abetted breaches of fiduciary duty to Carige allegedly committed by Carige’s former Chairman and former CEO in connection with the sale to the Apollo Entities of Carige subsidiaries engaged in the insurance business; and (ii) took wrongful actions aimed at weakening Carige’s financial condition supposedly to facilitate an eventual acquisition of Carige. The causes of action were based in tort under Italian law. Carige purportedly sought damages of €450 million in connection with the sale of the insurance businesses and €800 million for other losses. With judgment no. 3118/2018 published on December 6, 2018, the Court of Genoa fully rejected all the claims raised by Carige against AGM Inc. and the Apollo Entities, and also awarded attorneys' fees in their favor for an amount of €428,996.10. Carige filed an appeal on January 3, 2019 before the Court of Appeal of Genoa. The Apollo Entities appeared in the proceedings requesting the Court to reject Carige’s appeal. On November 21, 2019, Carige and the Apollo Entities entered into a settlement agreement whereby, among other things, each party finally and irrevocably released and discharged the other parties from all their respective claims, actions and/or requests raised in the litigation. Accordingly, immediately after signing the settlement agreement, Carige and the Apollo Entities filed with the Court a joint declaration whereby they reported to the Court that they had waived and withdrawn their respective claims.

On August 3, 2017, a complaint was filed in the United States District Court for the Middle District of Florida against AGM Inc., a senior partner of Apollo and a former principal of Apollo by Michael McEvoy on behalf of a purported class of employees of subsidiaries of CEVA Group, LLC (“CEVA Group”) who purchased shares in CEVA Investment Limited (“CIL”), the former parent company of CEVA Group. The complaint alleged that the defendants breached fiduciary duties to and defrauded the plaintiffs by inducing them to purchase shares in CIL and subsequently participating in a debt restructuring of CEVA Group in which shareholders of CIL did not receive a recovery. On February 9, 2018, the Bankruptcy Court for the Southern District of New York held that the claims asserted in the complaint were assets of CIL, which is a chapter 7 debtor, and that the complaint was null and void as a violation of the automatic stay. McEvoy subsequently revised his complaint to attempt to assert claims that do not belong to CIL. The amended complaint no longer named any individual defendants, but Apollo Management VI, L.P. and CEVA Group were added as defendants. The amended complaint sought damages of approximately €30 million and asserts, among other things, claims for violations of the Investment Advisers Act of 1940, breach of fiduciary duties, and breach of contract. On December 7, 2018, after receiving permission from the Bankruptcy Court, McEvoy filed his amended complaint in the District Court in Florida. On January 18, 2019, Apollo filed a motion to dismiss the amended complaint. A hearing on that motion was held December 3, 2019. On January 6, 2020, the Florida court granted in part Apollo’s motion to dismiss, dismissing McEvoy’s Investment Advisers Act claim with prejudice, and denying without prejudice Apollo’s motion with respect to the remaining claims, and directing the parties to conduct limited discovery, and submit new briefing, solely with respect to the statute of limitations.  On July 30, 2020, Apollo and CEVA filed a joint motion for summary judgment on statute of limitations grounds.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

On December 21, 2017, Harbinger Capital Partners II, LP, Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Harbinger Capital Partners Special Situations GP, LLC, Harbinger Capital Partners Offshore Manager, L.L.C., Global Opportunities Breakaway Ltd. (in voluntary liquidation), and Credit Distressed Blue Line Master Fund, Ltd. (collectively, “Harbinger”) commenced an action in New York Supreme Court captioned Harbinger Capital Partners II LP et al. v. Apollo Global Management LLC, et al. (No. 657515/2017). The complaint named as defendants (i) AGM Inc., (ii) the funds managed by Apollo that invested in SkyTerra Communications, Inc. (“SkyTerra”) equity before selling their interests to Harbinger under an April 2008 agreement that closed in 2010, and (iii) six former SkyTerra directors, five of whom are current or former Apollo employees. The complaint alleged that during the period of Harbinger’s various equity and debt investments in SkyTerra, from 2004 to 2010, the defendants concealed from Harbinger material defects in SkyTerra technology that was to be used to create a new mobile wi-fi network. The complaint alleged that Harbinger would not have made investments in SkyTerra totaling approximately $1.9 billion had it known of the defects, and that the public disclosure of these defects ultimately led to SkyTerra filing for bankruptcy in 2012 (after it had been renamed LightSquared). The complaint asserted claims against (i) all defendants for fraud, civil conspiracy, and negligent misrepresentation, (ii) AGM Inc. and the Apollo-managed funds only for breach of fiduciary duty, breach of contract, and unjust enrichment, and (iii) the SkyTerra director defendants only for aiding and abetting breach of fiduciary duty. The complaint sought $1.9 billion in damages, as well as punitive damages, interest, costs, and fees. This action was stayed from February 14, 2018, through June 12, 2019. On February 14, 2018, the defendants moved the United States Bankruptcy Court for the Southern District of New York to reopen the LightSquared bankruptcy proceeding for the limited purpose of enforcing Harbinger’s assignment and release in that bankruptcy of the claims that it asserted in the New York state court action. Briefing and hearing on this motion were adjourned while the state court stay was pending. On June 12, 2019, Harbinger voluntarily discontinued the state action without prejudice subject to a tolling agreement. On June 12, 2019, Apollo voluntarily withdrew its bankruptcy court motion subject to a right to refile the motion if Harbinger were to refile the state court action. On June 8, 2020, Harbinger refiled its litigation in New York Supreme Court, captioned Harbinger Capital Partners II, LP et al. v. Apollo Global Management, LLC et al. (No. 652342/2020).  The complaint adds eight new defendants: two former SkyTerra executives, one former SkyTerra consultant, and five entities that were Harbinger’s counterparties in a transaction involving TVCC One Six Holdings LLC (“TVCC”).  It also adds three new claims relating to Harbinger’s contention that the new defendants induced Harbinger to buy TVCC to support SkyTerra’s network even though they allegedly knew that the network had material defects.  Apollo and the director defendants have not yet been served with the new complaint.  Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

Five shareholders filed substantially similar putative class action lawsuits in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida in March, April, and May 2018, alleging violations of the Securities Act in connection with the January 19, 2018 IPO of ADT Inc. common stock. The actions were consolidated on July 10, 2018, and the case was re-captioned, In re ADT Inc. Shareholder Litigation. On August 24, 2018, the state-court plaintiffs filed a consolidated complaint naming as defendants ADT Inc., several ADT officers and directors, the IPO underwriters (including Apollo Global Securities, LLC), AGM Inc. and certain other Apollo affiliates. Plaintiffs generally alleged that the registration statement and prospectus for the IPO contained false and misleading statements and failed to disclose material information about certain litigation in which ADT was involved, ADT’s efforts to protect its intellectual property, and competitive pressures ADT faced. Defendants filed motions to dismiss the consolidated complaint on October 23, 2018, and those motions were fully briefed. On May 21, 2018, a similar shareholder class action lawsuit was filed in the United States District Court for the Southern District of Florida, naming as defendants ADT, several officers and directors, and AGM Inc. The federal action, captioned Perdomo v. ADT Inc., generally alleged that the registration statement was materially misleading because it failed to disclose ongoing deterioration in ADT’s financial results, along with certain customer and business metrics. On July 20, 2018, several alleged ADT shareholders filed competing motions to be named lead plaintiff in the federal action. On November 20, 2018, the court appointed a lead plaintiff, and on January 15, 2019, the lead plaintiff filed an amended complaint. The amended complaint named the same Apollo-affiliated defendants as the state-court action, along with three new Apollo entities. Defendants filed motions to dismiss on March 25, 2019, and those motions were fully briefed. On July 26, 2019, the state court denied defendants’ motions to dismiss, except it reserved judgment on the question whether it has personal jurisdiction over certain defendants, including the Apollo defendants. On September 12, 2019, all parties to the state and federal actions reached a settlement in principle that would resolve both actions. The plaintiffs in the federal action voluntarily dismissed their action on October 28, 2019, and the settlement will be submitted to the state court for approval. The settlement requires no payment from any Apollo defendants.

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
On March 7, 2019, plaintiff Elizabeth Morrison filed an amended complaint in an action captioned Morrison v. Ray Berry, et. al., Case No. 12808-VCG, pending in the Delaware Court of Chancery, adding as defendants AGM Inc. and certain AGM Inc. affiliates. The original complaint had only named as defendants certain officers and directors (the “TFM defendants”) of The Fresh Market, Inc. (“TFM”), claiming that those defendants breached their fiduciary duties to the TFM shareholders in connection with their consideration and approval of a merger agreement between TFM and certain entities affiliated with Apollo, including by engaging in a sale process that improperly favored AGM Inc., and/or Apollo Management VIII, L.P., by agreeing to an inadequate price and by filing materially deficient disclosures regarding the transaction. In addition to AGM Inc., the amended complaint added as defendants Apollo Overseas Partners (Delaware 892) VIII, L.P., Apollo Overseas Partners (Delaware) VIII, L.P., Apollo Overseas Partners VIII, L.P., Apollo Management VIII, L.P., AIF VIII Management, LLC, Apollo Management, L.P., Apollo Management GP, LLC, Apollo Management Holdings, L.P., Apollo Management Holdings GP, LLC, APO Corp., AP Professional Holdings, L.P., Apollo Advisors VIII, L.P., Apollo Investment Fund VIII, L.P., Pomegranate Holdings, Inc., and other defendants. The amended complaint alleged that the Apollo defendants aided and abetted the breaches of fiduciary duties by the TFM defendants. After the defendants moved to dismiss the complaint on May 1, 2019, Plaintiff filed a second amended complaint on June 3, 2019, maintaining the same claim against the same Apollo defendants as the prior complaint. Defendants moved to dismiss the second amended complaint on July 12, 2019. On December 31, 2019, the court issued a decision dismissing certain of the TFM defendants while denying the motions of others. The court deferred ruling on the motions filed by several defendants, including the Apollo-affiliated defendants. On June 1, 2020, the Court granted the Apollo-affiliated defendants’ motion to dismiss.
On October 21, 2019, a putative class action complaint was filed in the Delaware Court of Chancery against Presidio, Inc. (“Presidio”), all of the members of Presidio’s board of directors (including five directors who are affiliated with Apollo), and BC Partners Advisors L.P. and Port Merger Sub, Inc. (together, “BCP”) challenging the then-pending acquisition of Presidio by BCP (the “Merger”).  The action is captioned Firefighters Pension System of City of Kansas City, Missouri Trust v. Presidio, Inc. et al, C.A. No. 2019-0839-JTL.  The original complaint alleged that the Presidio directors breached their fiduciary duties in connection with the negotiation of the Merger and that the disclosures Presidio made in its filings with the SEC in connection with the Merger omitted material information, and that BCP aided and abetted those alleged breaches. On November 5, 2019, the Court of Chancery held a hearing on a motion by plaintiffs to preliminarily enjoin the stockholder vote and denied that motion.  On January 28, 2020, following the closing of the Merger, plaintiffs filed an amended class action complaint, adding as defendants AGM Inc. and AP VIII Aegis Holdings, L.P. (together, the “Apollo Defendants”) and LionTree Advisors, LLC (Presidio’s financial advisor in connection with the Merger).  The amended complaint alleges, among other things, that the Presidio directors breached their fiduciary duties in connection with the Merger, that the filings with the SEC in connection with the Merger omitted material information, that the Apollo Defendants were controlling stockholders of Presidio and breached their alleged fiduciary duties to Presidio’s public stockholders, and that BCP, LionTree and the Apollo Defendants aided and abetted breaches of fiduciary duties.  The amended complaint seeks, among other relief, declaratory relief, class certification, and unspecified money damages. The defendants have filed motions to dismiss the amended complaint and filed supporting memoranda April 30, 2020. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
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
On January 15, 2020, DISH Network L.L.C. (“DISH”) filed a lawsuit in the Circuit Court of Cook County, Illinois against Terrier Media Buyer, Inc. d/b/a Cox Media Group (“CMG”), AGM Inc., NBI Holdings, LLC, Camelot Media Buyer, Inc. and Camelot Media Holdings, LLC., among other defendants. DISH’s lawsuit alleges that the defendants engaged in a series of transactions designed to take control of certain local television broadcast stations in a way that deprived DISH of its contractual right to retransmit to its subscribers the signals of certain of the local broadcast television stations. DISH seeks a declaration that it may continue to retransmit under its prior retransmission agreement, among other relief. On the same day it filed its lawsuit, DISH obtained an ex parte temporary restraining order (“TRO”) that enjoined all defendants (i) from taking any action to interfere with performance of a retransmission agreement concerning certain local television stations, (ii) from prohibiting DISH from retransmitting the signals of those stations, and (iii) from otherwise interfering with DISH’s right to retransmit the signals of those stations. On January 24, 2020, the Circuit Court of Cook County extended the TRO. On the same day, the defendants removed the case to the U.S. District Court for the Northern District of Illinois. DISH subsequently moved to remand the case back to state court, which motion was denied, and for leave to name additional AGM Inc. subsidiaries as defendants, which motion was granted in part and denied in part. The court granted DISH leave to name AP IX Titan Holdings GP, LLC and AP IX (PMC) VoteCo, LLC as defendants in DISH’s amended complaint. On May 1, 2020, DISH filed its amended complaint. On July 20, 2020, the court denied DISH’s motion for a preliminary injunction and dissolved the TRO on July 22, 2020. On July 21, 2020, the court denied DISH’s request to stay dissolution of the TRO, and that order was affirmed by the United States Court of Appeals for the Seventh Circuit on July 22, 2020. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
In March 2020, Frank Funds, which claims to be a former shareholder of MPM Holdings, Inc. (“MPM”), commenced an action in the Delaware Court of Chancery, captioned Frank Funds v. Apollo Global Management, Inc., et al., C.A. No. 2020-0130, against AGM Inc., certain former MPM directors (including three Apollo officers and employees), and members of the consortium that acquired MPM in a May 2019 merger. The complaint asserts, on behalf of a putative class of former MPM shareholders, a claim against Apollo for breach of its fiduciary duties as MPM’s alleged controlling shareholder in connection with the May 2019 merger in which a consortium acquired MPM. Frank Funds seeks unspecified compensatory damages. Apollo believes the claims in this action are without merit. On July 1, 2020, Apollo moved to dismiss the complaint; briefing on that motion has not yet begun. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On March 12, 2020, AGM Inc. and several investment funds managed by subsidiaries of AGM Inc. (the “Apollo Funds”) were added as defendants in a class action filed by plaintiff Zachary Blair on December 7, 2017, in the Superior Court of California.  Plaintiff alleges he is a former employee of Classic Party Rentals, a party equipment rental company previously owned by the Apollo Funds.  Plaintiff alleges that Classic Party Rentals failed to comply with California wage and hour and related laws, and also has asserted claims based on various provisions of the California labor code and California’s unfair competition laws.  On October 11, 2019, the court certified a class of current and former non-exempt drivers, assistant drivers, and organizer employees of Classic Party Rentals who were paid on an hourly basis and who worked at Classic Party Rentals in California at any time from December 7, 2013, through the date of the class certification order. AGM Inc.’s response to the complaint is currently due by August 24, 2020. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On May 29, 2020, plaintiff Vrajeshkumar Patel filed a putative stockholder derivative and class action complaint in the Delaware Court of Chancery against Talos Energy, Inc. (“Talos”), all of the members of Talos’s board of directors (including two Apollo partners), Riverstone Holdings, LLC (“Riverstone”), AGM Inc., and Guggenheim Securities, LLC in connection with the acquisition of certain assets from Castex Energy 2014, LLC and ILX Holdings, LLC in February 2020. The complaint asserts, on behalf of a putative class of shareholders and Talos, direct and derivative claims against Apollo, Riverstone, and the individual defendants for breach of their fiduciary duties. The plaintiff alleges that Apollo and Riverstone comprise a controlling shareholder group. The complaint seeks, among other relief, class certification and unspecified money damages. On August 4, 2020, the defendants filed motions to dismiss the complaint in its entirety. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

On June 3, 2020, a group of former MPM shareholders seeking appraisal of their MPM shares in a consolidated appraisal proceeding, In re Appraisal of MPM Holdings, Inc., C.A. No. 2019-0519 (Del. Ch.), moved for leave to file a verified amended appraisal petition and class-action complaint. In that motion, the petitioners stated that they seek leave to assert claims for breach of fiduciary duty and/or aiding and abetting breaches of fiduciary duty against AGM Inc., an affiliated Apollo fund, certain former MPM directors (including three Apollo officers and employees), and members of the consortium that acquired MPM, based on alleged actions related to the May 2019 merger. The petitioners also seek to consolidate their appraisal proceeding with the Frank Funds action. The Delaware Court of Chancery has not yet ruled on the motion. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On August 4, 2020, a putative class action complaint was filed in the United States District Court for the District of Nevada against PlayAGS Inc. (“PlayAGS”), all of the members of PlayAGS’s board of directors (including three directors who are affiliated with Apollo), certain underwriters of AGS (including Apollo Global Securities, LLC), as well as AGM Inc., Apollo Investment Fund VIII, L.P., Apollo Gaming Holdings, L.P., and Apollo Gaming Voteco, LLC (these last four parties, together, the “Apollo Defendants”). The complaint asserts claims arising under the Securities Act of 1933 in connection with certain secondary offerings of PlayAGS stock conducted in August 2018 and March 2019, alleging that the registration statements issued in connection with those offerings did not fully disclose certain business challenges facing PlayAGS. Such claims are asserted against all defendants, including Apollo Global Securities, LLC and the Apollo Defendants, as well as all directors (including the directors affiliated with Apollo). The complaint further asserts a control person claim under Section 20(a) of the Securities Exchange Act of 1934 against the Apollo Defendants and the director defendants (including the directors affiliated with Apollo), alleging that the Apollo Defendants and the director defendants were responsible for certain misstatements and omissions by PlayAGS about its business during a putative class period from May 3, 2018 through August 7, 2019. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
Commitments and Contingencies—Other long-term obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of June 30, 2020, fixed and determinable payments due in connection with these obligations were as follows:

	Remaining 2020	2021	2022	2023	2024	Thereafter	Total
Other long-term obligations	$13,140	$4,613	$1,908	$674	$674	$—	$21,009

Contingent Obligations—Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through June 30, 2020 and that would be reversed approximates $1.6 billion. Management views the possibility of all of the investments becoming worthless as remote. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
Additionally, at the end of the life of certain funds that the Company manages, there could be a payment due to a fund by the Company if the Company, as general partner, has received more performance allocations than was ultimately earned. The general partner obligation amount, if any, will depend on final realized values of investments at the end of the life of each fund or as otherwise set forth in the respective limited partnership agreement of the fund. See note 15 to our condensed consolidated financial statements for further details regarding the general partner obligation.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings. As of June 30, 2020, AGS had an unfunded contingent commitment of $21.6 million outstanding related to such offerings. The commitment expired on July 2, 2020 with no funding on the part of the Company.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

As of June 30, 2020, one of the Company’s subsidiaries had an unfunded contingent commitment of $116.5 million, to facilitate fundings at closing by the lead arranger for syndicated term loans issued by a portfolio company of a fund managed by Apollo. The commitment expires by August 14, 2020. As of August 6, 2020, the unfunded commitment was approximately $5.5 million.
Contingent Consideration—In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future performance revenues earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future performance revenue payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the remaining contingent obligation was $99.1 million and $112.5 million as of June 30, 2020 and December 31, 2019, respectively.
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

•
Decisions related to expenses, such as determining annual discretionary bonuses and equity-based compensation awards to its employees. With respect to compensation, management seeks to align the interests of certain professionals and selected other individuals with those of the investors in the funds and those of Apollo’s stockholders by providing such individuals a profit sharing interest in the performance fees earned in relation to the funds. To achieve that objective, a certain amount of compensation is based on Apollo’s performance and growth for the year; and

•
Decisions related to the amount of earnings available for dividends to Class A Common Stockholders, holders of RSUs that participate in dividends and holders of AOG Units that participate in dividends.

Segment DE is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. Segment DE represents the amount of Apollo’s net realized earnings, excluding the effects of the consolidation of any of the related funds, taxes and related payables, transaction-related charges and any acquisitions. Transaction-related charges includes equity-based compensation charges, the amortization of intangible assets, contingent consideration, and certain other charges associated with acquisitions, and restructuring charges. In addition, Segment DE excludes non-cash revenue and expense related to equity awards granted by unconsolidated related parties to employees of the Company, compensation and administrative related expense reimbursements, as well as the assets, liabilities and operating results of the funds and variable

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

interest entities that are included in the condensed consolidated financial statements. Segment DE also excludes impacts of the remeasurement of the tax receivable agreement liability recorded in other income, which arises from changes in the associated deferred tax balance.
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
The following tables present financial data for Apollo’s reportable segments.

	As of and for the Three Months Ended June 30, 2020
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$224,721	$127,592	$49,509	401,822
Advisory and transaction fees, net	13,756	44,802	3,191	61,749
Performance fees(1)	3,440	—	—	3,440
Fee Related Revenues	241,917	172,394	52,700	467,011
Salary, bonus and benefits	(52,806)	(53,202)	(28,991)	(134,999)
General, administrative and other	(37,251)	(21,770)	(12,782)	(71,803)
Placement fees	(358)	—	—	(358)
Fee Related Expenses	(90,415)	(74,972)	(41,773)	(207,160)
Other income (loss), net of Non-Controlling Interest	(724)	2	116	(606)
Fee Related Earnings	150,778	97,424	11,043	259,245
Realized performance fees	4,359	3,549	2,929	10,837
Realized profit sharing expense	(4,359)	(3,549)	(2,929)	(10,837)
Net Realized Performance Fees	—	—	—	—
Realized principal investment income, net(2)	1,810	3,404	5	5,219
Net interest loss and other	(11,857)	(11,686)	(5,507)	(29,050)
Segment Distributable Earnings(3)	$140,731	$89,142	$5,541	$235,414
Total Assets(3)	$4,093,638	$2,502,259	$708,957	$7,304,854

(1)	Represents certain performance fees related to business development companies, Redding Ridge Holdings and MidCap.

(2)	Realized principal investment income, net includes dividends from our permanent capital vehicles, net of such amounts used to compensate employees.

(3)
Refer below for a reconciliation of total revenues, total expenses, other loss and total assets for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses, total consolidated other income (loss) and total assets.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended June 30, 2019
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$190,275	$129,638	$46,398	$366,311
Advisory and transaction fees, net	5,510	20,257	5,295	31,062
Performance fees(1)	9,261	—	—	9,261
Fee Related Revenues	205,046	149,895	51,693	406,634
Salary, bonus and benefits	(50,465)	(40,267)	(19,537)	(110,269)
General, administrative and other	(31,647)	(22,962)	(8,547)	(63,156)
Placement fees	(157)	(618)	—	(775)
Fee Related Expenses	(82,269)	(63,847)	(28,084)	(174,200)
Other income, net of Non-Controlling Interest	1,968	3,963	156	6,087
Fee Related Earnings	124,745	90,011	23,765	238,521
Realized performance fees	18,030	12,231	3,074	33,335
Realized profit sharing expense	(7,877)	(4,089)	(1,340)	(13,306)
Net Realized Performance Fees	10,153	8,142	1,734	20,029
Realized principal investment income, net(2)	7,909	1,877	1,495	11,281
Net interest loss and other	(4,656)	(7,650)	(2,708)	(15,014)
Segment Distributable Earnings (3)	$138,151	$92,380	$24,286	$254,817

(1)	Represents certain performance fees related to business development companies, Redding Ridge Holdings and MidCap.

(2)	Realized principal investment income, net includes dividends from our permanent capital vehicles, net of such amounts used to compensate employees.

(3)
Refer below for a reconciliation of total revenues, total expenses and other income (loss) for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income (loss) and total assets.

The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments:

	For the Three Months Ended June 30,
	2020	2019
Total Consolidated Revenues	$1,508,335	$636,579
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(24,847)	(23,847)
Adjustments related to consolidated funds and VIEs(1)	16,165	90
Performance fees(2)	(918,493)	(163,014)
Principal investment income	(114,149)	(43,174)
Total Fee Related Revenues	467,011	406,634
Realized performance fees	10,837	33,335
Realized principal investment income, net and other	4,376	10,438
Total Segment Revenues	$482,224	$450,407

(1)
Represents advisory fees, management fees and performance fees earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.

(2)	Excludes certain performance fees related to business development companies, Redding Ridge Holdings and MidCap.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments:

	For the Three Months Ended June 30,
	2020	2019
Total Consolidated Expenses	$702,777	$342,525
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(21,662)	(23,865)
Reclassification of interest expenses	(32,291)	(23,302)
Transaction-related charges, net(1)	(32,110)	(18,135)
Charges associated with corporate conversion(2)	—	(10,006)
Equity-based compensation	(17,747)	(18,237)
Total profit sharing expense(3)	(389,987)	(74,780)
Dividend-related compensation expense	(1,820)	—
Total Fee Related Expenses	207,160	174,200
Realized profit sharing expense	10,837	13,306
Total Segment Expenses	$217,997	$187,506

(1)
Represents the addition of expenses of consolidated funds and VIEs, transaction-related charges, non-cash expenses related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative expenses. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions, and restructuring charges.

(2)	Represents expenses incurred in relation to the Conversion, as described in note 1.

(3)	Includes unrealized profit sharing expense, realized profit sharing expense and equity based profit sharing expense and other.
The following table reconciles total consolidated other income to total other loss for Apollo’s reportable segments:

	For the Three Months Ended June 30,
	2020	2019
Total Consolidated Other Income	$333,850	$65,004
Adjustments related to consolidated funds and VIEs(1)	(56,197)	(4,367)
Net gains from investment activities	(270,112)	(45,053)
Interest income and other, net of Non-Controlling Interest	(8,147)	(9,497)
Other Loss, net of Non-Controlling Interest	(606)	6,087
Net interest loss and other	(28,207)	(14,171)
Total Segment Other Loss	$(28,813)	$(8,084)

(1)	Represents the addition of other income of consolidated funds and VIEs.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Segment Distributable Earnings:

	For the Three Months Ended June 30,
	2020	2019
Income before income tax provision	$1,139,408	$359,058
Transaction-related charges(1)	32,110	18,135
Charges associated with corporate conversion(2)	—	10,006
Net income attributable to Non-Controlling Interests in consolidated entities	(41,068)	(5,143)
Unrealized performance fees	(907,656)	(129,679)
Unrealized profit sharing expense	340,687	40,799
Equity-based profit sharing expense and other(3)	38,463	20,675
Equity-based compensation	17,747	18,237
Unrealized principal investment income	(107,110)	(31,893)
Unrealized net gains from investment activities and other	(277,167)	(45,378)
Segment Distributable Earnings	$235,414	$254,817

(1)
Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions, and restructuring charges.

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

	As of and for the Six Months Ended June 30, 2020
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$432,950	$252,860	$98,380	784,190
Advisory and transaction fees, net	29,023	65,145	4,313	98,481
Performance fees(1)	5,844	—	—	5,844
Fee Related Revenues	467,817	318,005	102,693	888,515
Salary, bonus and benefits	(109,814)	(95,682)	(53,524)	(259,020)
General, administrative and other	(72,624)	(43,764)	(23,768)	(140,156)
Placement fees	(664)	(107)	—	(771)
Fee Related Expenses	(183,102)	(139,553)	(77,292)	(399,947)
Other income (loss), net of Non-Controlling Interest	(1,387)	25	95	(1,267)
Fee Related Earnings	283,328	178,477	25,496	487,301
Realized performance fees	30,220	4,692	41,671	76,583
Realized profit sharing expense	(29,916)	(4,996)	(41,671)	(76,583)
Net Realized Performance Fees	304	(304)	—	—
Realized principal investment income, net(2)	3,184	3,946	3,672	10,802
Net interest loss and other	(28,971)	(27,360)	(9,853)	(66,184)
Segment Distributable Earnings(3)	$257,845	$154,759	$19,315	$431,919
Total Assets(3)	$4,093,638	$2,502,259	$708,957	$7,304,854

(1)	Represents certain performance fees related to business development companies, Redding Ridge Holdings and MidCap.

(2)	Realized principal investment income, net includes dividends from our permanent capital vehicles, net of such amounts used to compensate employees.

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

	For the Six Months Ended June 30, 2019
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$373,017	$260,134	$91,783	$724,934
Advisory and transaction fees, net	8,358	36,393	5,371	50,122
Performance fees(1)	9,922		—	9,922
Fee Related Revenues	391,297	296,527	97,154	784,978
Salary, bonus and benefits	(94,769)	(83,500)	(37,725)	(215,994)
General, administrative and other	(59,143)	(48,824)	(18,222)	(126,189)
Placement fees	148	(483)	—	(335)
Fee Related Expenses	(153,764)	(132,807)	(55,947)	(342,518)
Other income, net of Non-Controlling Interest	1,564	4,159	94	5,817
Fee Related Earnings	239,097	167,879	41,301	448,277
Realized performance fees	21,357	72,687	3,080	97,124
Realized profit sharing expense	(11,395)	(41,816)	(1,234)	(54,445)
Net Realized Performance Fees	9,962	30,871	1,846	42,679
Realized principal investment income, net(2)	10,958	9,965	1,794	22,717
Net interest loss and other	(9,042)	(13,783)	(4,881)	(27,706)
Segment Distributable Earnings(3)	$250,975	$194,932	$40,060	$485,967

(1)	Represents certain performance fees related to business development companies, Redding Ridge Holdings and MidCap.

(2)	Realized principal investment income, net includes dividends from our permanent capital vehicles, net of such amounts used to compensate employees.

(3)
Refer below for a reconciliation of total revenues, total expenses, other loss and total assets for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses, total consolidated other income (loss) and total assets.

The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments:

	For the Six Months Ended June 30,
	2020	2019
Total Consolidated Revenues	$39,249	$1,314,356
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(60,688)	(52,976)
Adjustments related to consolidated funds and VIEs(1)	14,714	1,722
Performance fees(2)	815,942	(411,186)
Principal investment (income) loss	79,298	(66,938)
Total Fee Related Revenues	888,515	784,978
Realized performance fees	76,583	97,124
Realized principal investment income, net and other	9,117	21,032
Total Segment Revenues	$974,215	$903,134

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

(2)	Excludes certain performance fees related to business development companies, Redding Ridge Holdings and MidCap.
The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments:

	For the Six Months Ended June 30,
	2020	2019
Total Consolidated Expenses	$374,343	$720,542
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(53,873)	(52,707)
Reclassification of interest expenses	(63,533)	(42,410)
Transaction-related charges, net(1)	(10,711)	(23,598)
Charges associated with corporate conversion(2)	(1,064)	(10,006)
Equity-based compensation	(31,817)	(36,660)
Total profit sharing expense(3)	190,962	(212,643)
Dividend-related compensation expense	(4,360)	—
Total Fee Related Expenses	399,947	342,518
Realized profit sharing expense	76,583	54,445
Total Segment Expenses	$476,530	$396,963

(1)
Represents the addition of expenses of consolidated funds and VIEs, transaction-related charges, non-cash expenses related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative expenses. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions, and restructuring charges.

(2)	Represents expenses incurred in relation to the Conversion, as described in note 1.

(3)	Includes unrealized profit sharing expense, realized profit sharing expense and equity based profit sharing expense and other.
The following table reconciles total consolidated other income (loss) to total other loss for Apollo’s reportable segments:

	For the Six Months Ended June 30,
	2020	2019
Total Consolidated Other Income (Loss)	$(1,105,194)	$100,465
Adjustments related to consolidated funds and VIEs(1)	110,268	(13,501)
Net (gains) losses from investment activities	994,132	(63,878)
Interest income and other, net of Non-Controlling Interest	(473)	(17,269)
Other Income (Loss), net of Non-Controlling Interest	(1,267)	5,817
Net interest loss and other	(64,499)	(26,021)
Total Segment Other Loss	$(65,766)	$(20,204)

(1)	Represents the addition of other income of consolidated funds and VIEs.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

The following table presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Segment Distributable Earnings:

	For the Six Months Ended June 30,
	2020	2019
Income (Loss) before income tax (provision) benefit	$(1,440,288)	$694,279
Transaction-related charges(1)	10,711	23,598
Charges associated with corporate conversion(2)	1,064	10,006
Net (income) loss attributable to Non-Controlling Interests in consolidated entities	123,341	(13,805)
Unrealized performance fees	892,525	(314,062)
Unrealized profit sharing expense	(340,496)	116,561
Equity-based profit sharing expense and other(3)	72,951	41,637
Equity-based compensation	31,817	36,660
Unrealized principal investment (income) loss	94,460	(44,221)
Unrealized net (gains) losses from investment activities and other	985,834	(64,686)
Segment Distributable Earnings	$431,919	$485,967

(1)
Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions, and restructuring charges.

(2)	Represents expenses incurred in relation to the Conversion, as described in note 1.

(3)
Equity-based profit sharing expense and other includes certain profit sharing arrangements in which a portion of performance fees distributed to the general partner are allocated by issuance of equity-based awards, rather than cash, to employees of Apollo. Equity-based profit sharing expense and other also includes non-cash expenses related to equity awards granted by unconsolidated related parties to employees of Apollo

The following table presents the reconciliation of Apollo’s total reportable segment assets to total assets:

	As of June 30, 2020	As of December 31, 2019
Total reportable segment assets	$7,304,854	$7,337,517
Adjustments(1)	10,653,554	1,204,600
Total assets	$17,958,408	$8,542,117

(1)	Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.
18. SUBSEQUENT EVENTS

On July 29, 2020, the Company entered into the Seventh Amended and Restated Exchange Agreement (the “Amended Exchange Agreement”) by and among the Company, the Apollo Principal Entities defined therein and the Apollo Principal Holders defined therein. The Amended Exchange Agreement provides holders of Apollo Operating Group units (the “AOG units”), which include the Company’s managing partners and contributing partners, the ability to exchange their AOG units for shares of the Company’s Class A Common Stock upon shorter notice periods in connection with sales of shares of Class A Common Stock and the ability to establish a trading plan pursuant to Rule 10b5-1(c) of the Exchange Act using AOG units. Each exchange of AOG units is a taxable event for the exchanging holder. The exchange process under the Amended Exchange Agreement will enable the taxable event and the liquidity event for a holder to occur contemporaneous.
Dividends
On July 30, 2020, the Company declared a cash dividend of $0.49 per share of Class A Common Stock, which will be paid on August 31, 2020 to holders of record at the close of business on August 18, 2020.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

On July 30, 2020, the Company declared a cash dividend of $0.398438 per share of Series A Preferred Stock and Series B Preferred Stock, which will be paid on September 15, 2020 to holders of record at the close of business on August 31, 2020.

ITEM 1A. UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of June 30, 2020
	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$939,818	$6	$—	$939,824
Restricted cash	81,378	—	—	81,378
U.S. Treasury securities, at fair value	764,923	—	—	764,923
Investments	3,546,915	339	(200,819)	3,346,435
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	670,691	1,070	671,761
Investments, at fair value	—	10,776,386	(737,586)	10,038,800
Other assets	—	189,592	(8,333)	181,259
Incentive fees receivable	864	—	—	864
Due from related parties	522,650	—	(37,276)	485,374
Deferred tax assets, net	744,733	—	—	744,733
Other assets	278,450	—	(516)	277,934
Lease assets	308,165	—	—	308,165
Goodwill	116,958	—	—	116,958
Total Assets	$7,304,854	$11,637,014	$(983,460)	$17,958,408
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$119,934	$—	$—	$119,934
Accrued compensation and benefits	139,750	—	—	139,750
Deferred revenue	63,156	—	—	63,156
Due to related parties	712,562	—	(857)	711,705
Profit sharing payable	486,936	—	—	486,936
Debt	3,147,276	—	—	3,147,276
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	5,954,801	(275,308)	5,679,493
Notes payable	—	2,571,962	(619,343)	1,952,619
Other liabilities	—	945,648	(27,318)	918,330
Due to related parties	—	21,285	(21,285)	—
Other liabilities	158,300	—	—	158,300
Lease liabilities	338,972	—	—	338,972
Total Liabilities	5,166,886	9,493,696	(944,111)	13,716,471

Stockholders’ Equity:
Apollo Global Management, Inc. stockholders’ equity:
Series A Preferred Stock	264,398	—	—	264,398
Series B Preferred Stock	289,815	—	—	289,815
Additional paid in capital	1,032,442	—	—	1,032,442
Retained earnings (accumulated deficit)	(653,741)	60,016	(60,020)	(653,745)
Accumulated other comprehensive loss	(5,841)	(18,709)	20,671	(3,879)
Total Apollo Global Management, Inc. stockholders’ equity	927,073	41,307	(39,349)	929,031
Non-Controlling Interests in consolidated entities	5,859	2,102,011	—	2,107,870
Non-Controlling Interests in Apollo Operating Group	1,205,036	—	—	1,205,036
Total Stockholders’ Equity	2,137,968	2,143,318	(39,349)	4,241,937
Total Liabilities and Stockholders’ Equity	$7,304,854	$11,637,014	$(983,460)	$17,958,408

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
The following discussion should be read in conjunction with Apollo Global Management, Inc.’s condensed consolidated financial statements and the related notes included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section entitled “Risk Factors” in the 2019 Annual Report and quarterly report on Form 10-Q filed with the SEC on May 11, 2020. The highlights listed below have had significant effects on many items within our condensed consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.
General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in credit, private equity and real assets with significant distressed expertise and a flexible mandate in the majority of our funds which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 34 years and lead a team of 1,511 employees, including 501 investment professionals, as of June 30, 2020.
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
As of June 30, 2020, we had total AUM of $413.6 billion across all of our businesses. More than 90% of our total AUM was in funds with a contractual life at inception of five years or more, and 60% of such AUM was in permanent capital vehicles.

The following table presents the gross and net returns for Apollo’s credit segment by category type:

	Gross Returns		Net Returns
Category	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020
Corporate Credit	7.7%	(1.1)%	7.2%	(1.7)%
Structured Credit	8.9%	(7.3)%	8.7%	(7.3)%
Direct Origination	2.7%	(2.0)%	1.4%	(3.5)%
As of December 31, 2017, Fund IX held its final closing, raising a total of $23.5 billion in third-party capital and approximately $1.2 billion of additional capital from Apollo and affiliated investors for total commitments of $24.7 billion. On December 31, 2013, Fund VIII held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of June 30, 2020, Fund VIII had $2.6 billion of uncalled commitments remaining. Additionally, Fund VII held a final closing in December 2008, raising a total of $14.7 billion, and as of June 30, 2020, Fund VII had $1.8 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through June 30, 2020. Apollo’s private equity fund appreciation/(depreciation) was 11.7% and (12.4%) for the three and six months ended June 30, 2020, respectively.
For our real assets segment, there was a total gross return of 1.4% and (5.2)% for the three and six months ended June 30, 2020, respectively. Included in the gross return are U.S. Real Estate Fund I and U.S. Real Estate Fund II including co-investment capital, Asia Real Estate Fund including co-investment capital, the European Principal Finance funds, and infrastructure equity funds.
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
52.9% of the LP or LLC interests of certain Apollo Operating Group Entities
52.9% of the LP or LLC interests of certain Apollo Operating Group Entities
52.9% of the LP or LLC interests of certain Apollo Operating Group Entities
52.9% of the LP or LLC interests of certain Apollo Operating Group Entities
Apollo Operating Group

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of August 5, 2020.

(1)
As of August 5, 2020, the Class A shares represented 9.2% of the total voting power of the Class A shares, the Class B share and the Class C share, voting together as a single class, with respect to General Stockholder Matters. As of August 5, 2020, the Class A shares represented 52.8% of the total voting power of the Class A shares and the Class B share with respect to certain matters upon which they are entitled to vote pursuant to the certificate of incorporation of AGM Inc. (“COI”).

(2)
Our Managing Partners own BRH Holdings GP, Ltd., which in turn holds our only outstanding Class B share. As of May 7, 2020, the Class B share represented 8.2% of the total voting power of the Class A shares, the Class B share and the Class C share, voting together as a single class, with respect to General Stockholder Matters, and a de minimus economic interest in AGM Inc. As of August 5, 2020, the Class B share represented 47.2% of the total voting power of the Class A shares and the Class B share with respect to certain matters upon which they are entitled to vote as a single class.

(3)
Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles, limited partner interests in Holdings. Our Managing Partners’ economic interests are represented by their indirect beneficial ownership, through Holdings, of 36.5% of the limited partner interests in the Apollo Operating Group.

(4)
Holdings owns 40.4% of the limited partner or limited liability company interests in each Apollo Operating Group entity. The AOG Units held by Holdings are exchangeable for Class A shares. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 36.5% of the AOG Units. Our Contributing Partners, through their interests in Holdings, beneficially own 3.8% of the AOG Units.

(5)
BRH Holdings GP, Ltd. is the sole member of AGM Management, LLC, which in turns holds our only outstanding Class C share. The Class C share bestows to its holder certain management rights over AGM Inc. As of August 5, 2020, the Class C share represented 82.6% of the total voting power of the Class A shares, the Class B share and the Class C share, voting together as a single class, with respect to General Stockholder Matters, and a de minimus economic interest in AGM Inc.

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
In the U.S., the S&P 500 Index increased by 20% in the second quarter of 2020, following a decrease of 20% in the first quarter of 2020. Global equity markets also appreciated during the quarter, with the MSCI All Country World ex USA Index increasing 15.6% following a decrease of 23% in the first quarter of 2020.
Conditions in the credit markets also have a significant impact on our business. Credit markets were positive in the second quarter of 2020, with the BofAML HY Master II Index increasing by 9.6%, while the S&P/LSTA Leveraged Loan Index increased 6.6%. The U.S. 10-year Treasury yield fell during the quarter to 0.66%. On March 16, 2020, the Federal Reserve reduced the benchmark interest rate, lowering it for the first time this year, to a target range of 0% to 0.25%, down from to a target range of 1.50% to 1.75% at the end of 2019.
Foreign exchange rates can materially impact the valuations of our investments and those of our funds that are denominated in currencies other than the U.S. dollar. Relative to the U.S. dollar, the Euro appreciated 1.81% during the second quarter, after depreciating by 1.6% in the first quarter of 2020, while the British pound depreciated 0.10% in the second quarter of 2020, after depreciating 6.4% in the first quarter of 2020. The price of crude oil appreciated by 91.7% during the quarter ended June 30, 2020.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP decreased at an annual rate of 32.9%, in the second quarter of 2020, following a decrease of 5.0% in the first quarter of 2020. As of June 2020, the International Monetary Fund estimated that the U.S. economy will contract by 8.0% in 2020 and expand by 4.5% in 2021. The U.S. Bureau of Labor Statistics reported that the U.S. unemployment rate increased to 11.1% as of June 30, 2020, due to the impacts of the COVID-19 pandemic on the labor force.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its fund investors by focusing on opportunities that management believes are often overlooked by other investors. As such, Apollo’s global integrated investment platform deployed $7.2 billion and $12.4 billion of capital through the funds it manages during the three and six months ended June 30, 2020, respectively. We believe Apollo’s expertise in credit and its focus on nine core industry sectors, combined with more than 30 years of investment experience, has allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors include chemicals, manufacturing and industrial, natural resources, consumer and retail, consumer services, business services, financial services, leisure, and media/

telecom/technology. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods.
In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities, such as continuing to grow the assets of our permanent capital vehicles. As such, Apollo had $89.2 billion and $96.5 billion of capital inflows during the three and six months ended June 30, 2020, respectively. While Apollo continues to attract capital inflows, it also continues to generate realizations for fund investors. Apollo returned $1.4 billion and $3.5 billion of capital and realized gains to the investors in the funds it manages during the three and six months ended June 30, 2020, respectively.
Managing Business Performance
We believe that the presentation of Segment DE supplements a reader’s understanding of the economic operating performance of each of our segments.
Segment Distributable Earnings and Distributable Earnings
Segment DE is the key performance measure used by management in evaluating the performance of Apollo’s credit, private equity and real assets segments. See note 17 to the condensed consolidated financial statements for more details regarding the components of Segment DE. DE represents Segment DE less estimated current corporate, local and non-U.S. taxes as well as the current payable under Apollo’s tax receivable agreement. DE is net of preferred dividends, if any, to the Series A and Series B preferred stockholders. DE excludes the impacts of the remeasurement of deferred tax assets and liabilities which arises from changes in estimated future tax rates. The economic assumptions and methodologies that impact the implied income tax provision are similar to those methodologies and certain assumptions used in calculating the income tax provision for Apollo’s condensed consolidated statements of operations under U.S. GAAP. Management believes that excluding the remeasurement of the tax receivable agreement and deferred taxes from Segment DE and DE, respectively, is meaningful as it increases comparability between periods. Remeasurement of the tax receivable agreement and deferred taxes are estimates that may change due to changes in the interpretation of tax law.
We believe that Segment DE is helpful for an understanding of our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed below in “—Overview of Results of Operations” that have been prepared in accordance with U.S. GAAP. See note 17 to the condensed consolidated financial statements for more details regarding management’s consideration of Segment DE.
Fee Related Earnings and Fee Related EBITDA
Fee Related Earnings, or “FRE”, is derived from our segment reported results and refers to a component of Segment DE that is used as a supplemental performance measure. See note 17 to the condensed consolidated financial statements for more details regarding the components of FRE.
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

Assets Under Management
The tables below present Fee-Generating and Non-Fee-Generating AUM by segment:

	As of June 30, 2020
	Credit	Private Equity	Real Assets	Total
	(in millions)
Fee-Generating	$254,332	$43,840	$31,606	$329,778
Non-Fee-Generating	46,122	29,461	8,245	83,828
Total Assets Under Management	$300,454	$73,301	$39,851	$413,606

	As of June 30, 2019
	Credit	Private Equity	Real Assets	Total
	(in millions)
Fee-Generating	$163,089	$47,082	$25,965	$236,136
Non-Fee-Generating	38,127	30,066	7,533	75,726
Total Assets Under Management	$201,216	$77,148	$33,498	$311,862

	As of December 31, 2019
	Credit	Private Equity	Real Assets	Total
	(in millions)
Fee-Generating	$172,893	$43,826	$29,727	$246,446
Non-Fee-Generating	42,637	32,962	9,060	84,659
Total Assets Under Management	$215,530	$76,788	$38,787	$331,105

The table below presents AUM with Future Management Fee Potential, which is a component of Non-Fee-Generating AUM, for each of Apollo’s three segments.

	As of June 30, 2020	As of June 30, 2019	As of December 31, 2019
	(in millions)
Credit	$8,404	$7,860	$10,898
Private Equity	7,858	9,570	9,441
Real Assets	2,051	2,159	2,208
Total AUM with Future Management Fee Potential	$18,313	$19,589	$22,547
The following tables present the components of Performance Fee-Eligible AUM for each of Apollo’s three segments:

	As of June 30, 2020
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM(1)	$18,186	$18,015	$3,768	$39,969
AUM Not Currently Generating Performance Fees	31,861	12,158	1,342	45,361
Uninvested Performance Fee-Eligible AUM	8,571	26,160	4,734	39,465
Total Performance Fee-Eligible AUM(2)	$58,618	$56,333	$9,844	$124,795

	As of June 30, 2019
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM(1)	$35,601	$23,827	$2,792	$62,220
AUM Not Currently Generating Performance Fees	7,487	6,263	2,624	16,374
Uninvested Performance Fee-Eligible AUM	7,581	32,257	4,309	44,147
Total Performance Fee-Eligible AUM(2)	$50,669	$62,347	$9,725	$122,741

	As of December 31, 2019
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM(1)	$38,560	$22,907	$5,179	$66,646
AUM Not Currently Generating Performance Fees	6,889	8,112	589	15,590
Uninvested Performance Fee-Eligible AUM	9,922	30,084	4,676	44,682
Total Performance Fee-Eligible AUM(2)	$55,371	$61,103	$10,444	$126,918

(1)
Performance Fee-Generating AUM of $0.1 billion, $2.2 billion and $3.2 billion as of June 30, 2020, June 30, 2019 and December 31, 2019, respectively, are above the hurdle rates or preferred returns and has been deferred to future periods when the fees are probable to not be significantly reversed.

(2)
Effective as of June 30, 2020, performance fee-eligible AUM for Athora includes only capital commitments. Prior period performance fee-eligible AUM has been conformed to reflect this change in presentation.

The following table presents AUM Not Currently Generating Performance Fees for funds that have invested capital for more than 24 months as of June 30, 2020 and the corresponding appreciation required to reach the preferred return or high watermark in order to generate performance fees:

Strategy / Fund	Invested AUM Not Currently Generating Performance Fees	Investment Period Active > 24 Months	Appreciation Required to Achieve Performance Fees(1)
	(in millions)
Credit:
Corporate Credit	$22,008	$19,850	5%
Structured Credit	3,494	3,494	22%
Direct Origination	4,043	3,935	4%
Advisory and Other	2,316	2,442	1%
Total Credit	31,861	29,721	7%
Private Equity:
Fund VIII	5,264	5,264	10%
ANRP II	1,379	1,379	30%
Hybrid Capital	2,035	2,035	93%
Other PE	3,480	2,466	39%
Total Private Equity	12,158	11,144	34%
Real Assets:
Total Real Assets	1,342	650	> 250bps
Total	$45,361	$41,515

(1)
All investors in a given fund are considered in aggregate when calculating the appreciation required to achieve performance fees presented above. Appreciation required to achieve performance fees may vary by individual investor. Funds with an investment period less than 24 months are “N/A”.

The components of Fee-Generating AUM by segment are presented below:

	As of June 30, 2020
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$2,559	$26,849		$5,063	$34,471
Fee-Generating AUM based on invested capital	2,135	15,528		2,299	19,962
Fee-Generating AUM based on gross/adjusted assets	223,902	992		23,059	247,953
Fee-Generating AUM based on NAV	25,736	471		1,185	27,392
Total Fee-Generating AUM	$254,332	$43,840	(1)	$31,606	$329,778

(1)	The weighted average remaining life of the traditional private equity funds as of June 30, 2020 was 71 months.

	As of June 30, 2019
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$3,284	$26,849		$5,405	$35,538
Fee-Generating AUM based on invested capital	1,249	19,101		1,837	22,187
Fee-Generating AUM based on gross/adjusted assets	136,378	700		17,832	154,910
Fee-Generating AUM based on NAV	22,178	432		891	23,501
Total Fee-Generating AUM	$163,089	$47,082	(1)	$25,965	$236,136

(1)	The weighted average remaining life of the private equity funds as at June 30, 2019 was 83 months.

	As of December 31, 2019
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$3,921	$26,849		$4,932	$35,702
Fee-Generating AUM based on invested capital	1,372	15,743		2,273	19,388
Fee-Generating AUM based on gross/adjusted assets	144,028	814		21,403	166,245
Fee-Generating AUM based on NAV	23,572	420		1,119	25,111
Total Fee-Generating AUM	$172,893	$43,826	(1)	$29,727	$246,446

(1)	The weighted average remaining life of the traditional private equity funds as of December 31, 2019 was 80 months.

The following table presents total AUM and Fee-Generating AUM amounts for our credit segment by category type:

	Total AUM			Fee-Generating AUM
	As of June 30,		As of December 31,	As of June 30,		As of December 31,
	2020	2019	2019	2020	2019	2019
	(in millions)
Corporate Credit	$146,955	$105,513	$110,659	$115,655	$88,927	$92,601
Structured Credit	54,793	49,662	52,735	47,969	43,651	45,453
Direct Origination	24,407	18,190	24,234	21,868	16,277	22,031
Advisory and Other	74,299	27,851	27,902	68,840	14,234	12,808
Total	$300,454	$201,216	$215,530	$254,332	$163,089	$172,893
Investment Management Agreement - ISG
Apollo, through its consolidated subsidiary, ISG, provides asset management services to Athene with respect to assets in the Athene Accounts, including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence, hedging and other asset management services and receives management fees for providing these services. The Company, through ISG, also provides sub-allocation services with respect to a portion of the assets in the Athene Accounts. See note 15 to the condensed consolidated financial statements for more details regarding the fee rates of the investment management and sub-allocation fee arrangements with respect to the assets in the Athene Accounts.
The following table presents the aggregate Athene Sub-Allocated Total AUM by asset class:

	As of June 30,		As of December 31,
	2020	2019	2019
	(in millions)
Core Assets	$45,350	$31,052	$32,346
Core Plus Assets	36,181	30,102	30,132
Yield Assets	55,529	44,457	48,552
High Alpha	5,799	4,238	5,051
Cash, Treasuries, Equity and Alternatives	22,250	9,181	14,220
Total (1)	$165,109	$119,030	$130,301

(1)
Includes $39.5 billion, $8.2 billion and $10.0 billion of gross assets related to Athene Co-Invest Reinsurance Affiliate 1A Ltd. and $2.4 billion, $0.9 billion and $2.6 billion of unfunded commitments related to Apollo/Athene Dedicated Investment Program (“ADIP”) as of June 30, 2020, June 30, 2019 and December 31, 2019, respectively.

Investment Advisory and Sub-Advisory Agreements - ISGI
Apollo, through ISGI, provides investment advisory services with respect to certain assets in certain portfolio companies of Apollo funds and sub-advises the Athora Accounts and broadly refers to “Athora Sub-Advised” assets as those assets in the Athora Accounts which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub Advised” AUM. See note 15 to the condensed consolidated financial statements for more details regarding the fee arrangements with respect to the assets in the Athora Accounts.
The following table presents Athora Sub-Advised and Athora Non-Sub-Advised AUM:

	As of June 30,		As of December 31,
	2020	2019	2019
	(in millions)
Sub-Advised AUM	$4,514	$3,596	$3,877
Non-Sub-Advised AUM	55,640	10,080	10,019
Total AUM	$60,154	$13,676	$13,896

The following table presents total AUM and Fee-Generating AUM amounts for our private equity segment:

	Total AUM			Fee-Generating AUM
	As of June 30,		As of December 31,	As of June 30,		As of December 31,
	2020	2019	2019	2020	2019	2019
	(in millions)
Private Equity Funds	$59,685	$61,771	$62,139	$35,910	$39,578	$36,947
Hybrid Capital	9,089	9,217	9,113	4,020	3,405	2,961
Natural Resources	4,527	6,160	5,536	3,910	4,099	3,918
Total	$73,301	$77,148	$76,788	$43,840	$47,082	$43,826
The following table presents total AUM and Fee-Generating AUM amounts for our real assets segment:

	Total AUM			Fee-Generating AUM
	As of June 30,		As of December 31,	As of June 30,		As of December 31,
	2020	2019	2019	2020	2019	2019
	(in millions)
Real Estate	$30,890	$24,441	$29,401	$24,837	$19,035	$22,890
Principal Finance	6,732	6,996	7,181	5,018	5,207	5,102
Infrastructure	2,229	2,061	2,205	1,751	1,723	1,735
Total	$39,851	$33,498	$38,787	$31,606	$25,965	$29,727
The following tables summarize changes in total AUM for each of Apollo’s three segments:

	For the Three Months Ended June 30,
	2020				2019
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total

Change in Total AUM(1):
Beginning of Period	$209,745	$67,669	$38,097	$315,511	$193,669	$77,325	$32,000	$302,994
Inflows(2)	85,347	1,768	2,122	89,237	5,905	751	1,790	8,446
Outflows(3)	(5,788)	(51)	(283)	(6,122)	(2,917)	(101)	(173)	(3,191)
Net Flows	79,559	1,717	1,839	83,115	2,988	650	1,617	5,255
Realizations	(653)	(536)	(224)	(1,413)	(486)	(1,381)	(333)	(2,200)
Market Activity(2)(4)	11,803	4,451	139	16,393	5,045	554	214	5,813
End of Period	$300,454	$73,301	$39,851	$413,606	$201,216	$77,148	$33,498	$311,862

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

(2)
For the three months ended June 30, 2020, market activity includes mark-to-market changes and investment income of Athene, which had previously been reported as inflows. Prior period numbers have been recast to conform to the current presentation.

(3)	Outflows for Total AUM include redemptions of $0.7 billion and $1.6 billion during the three months ended June 30, 2020 and 2019, respectively.

(4)
Includes foreign exchange impacts of $522.7 million, $42.8 million and $52.4 million for credit, private equity and real assets, respectively, during the three months ended June 30, 2020, and foreign exchange impacts of $321.4 million, $15.4 million and $62.9 million for credit, private equity and real assets, respectively, during the three months ended June 30, 2019.

	For the Six Months Ended June 30,
	2020				2019
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$215,530	$76,788	$38,787	$331,105	$174,378	$75,086	$30,795	$280,259
Inflows(2)	91,616	2,249	2,629	96,494	23,140	2,844	3,396	29,380
Outflows(3)	(6,626)	(61)	(517)	(7,204)	(5,218)	(140)	(399)	(5,757)
Net Flows	84,990	2,188	2,112	89,290	17,922	2,704	2,997	23,623
Realizations	(1,165)	(1,704)	(590)	(3,459)	(720)	(2,552)	(668)	(3,940)
Market Activity(2)(4)	1,099	(3,971)	(458)	(3,330)	9,636	1,910	374	11,920
End of Period	$300,454	$73,301	$39,851	$413,606	$201,216	$77,148	$33,498	$311,862

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

(2)
For the six months ended June 30, 2020, market activity includes mark-to-market changes and investment income of Athene, which had previously been reported as inflows. Prior period numbers have been recast to conform to the current presentation.

(3)	Outflows for Total AUM include redemptions of $1.2 billion and $2.0 billion during the six months ended June 30, 2020 and 2019, respectively.

(4)
Includes foreign exchange impacts of $(457.0) million, $30.6 million and $(39.2) million for credit, private equity and real assets, respectively, during the six months ended June 30, 2020, and foreign exchange impacts of $(48.8) million, $(27.8) million and $22.5 million for credit, private equity and real assets, respectively, during the six months ended June 30, 2019.

Three Months Ended June 30, 2020
Total AUM was $413.6 billion at June 30, 2020, an increase of $98.1 billion, or 31.1%, compared to $315.5 billion at March 31, 2020. The net increase was primarily due to client transactions which increased insurance assets under management and market activity of $16.4 billion. More specifically, the net increase was due to:

•	Net flows of $83.1 billion primarily related to:

•
a $79.6 billion increase related to funds we manage in the credit segment primarily consisting of (i) an increase in AUM in the advisory and other category, (ii) an increase in AUM as Athene closed its reinsurance transaction with Jackson National Life Insurance Company, which added $28 billion of AUM, and (iii) subscriptions across the corporate credit funds we manage of $8.9 billion, primarily due to an additional $6 billion of new commitments for Apollo Strategic Origination Partners, a new origination platform expected to provide approximately $12 billion in financings over the next three years;

•	a $1.8 billion increase related to funds we manage in the real assets segment primarily consisting of net segment transfers of $2.1 billion offset by a $0.3 billion decrease in leverage; and

•	a $1.7 billion increase related to funds we manage in the private equity segment consisting primarily of an increase in subscriptions of $1.5 billion related to the private equity funds we manage.

•
Market activity of $16.4 billion related to (i) $11.8 billion of appreciation in the funds we manage in the credit segment, primarily related to the market activity of Athene, (ii) $4.5 billion of appreciation in the funds we manage in the private equity segment, primarily related to Fund VIII, as well as (iii) $0.1 billion of appreciation in the funds we manage in the real assets segment.

•	Realizations of $1.4 billion primarily related to:

•	$0.7 billion related to funds we manage in the credit segment primarily consisting of distributions from the corporate credit funds; and

•	$0.5 billion related to funds we manage in the private equity segment primarily consisting of distributions from Fund VIII, Fund VII and Fund IX.

Six Months Ended June 30, 2020
Total AUM was $413.6 billion at June 30, 2020, an increase of $82.5 billion, or 24.9%, compared to $331.1 billion at December 31, 2019. The net increase was primarily due to client transactions which increased insurance assets under management. More specifically, the net increase was due to:

•	Net flows of $89.3 billion primarily related to:

•
an $85.0 billion increase related to funds we manage in the credit segment primarily consisting of (i) an increase in AUM in the advisory and other category, (ii) an increase in AUM as Athene closed its reinsurance transaction with Jackson National Life Insurance Company, which added $28 billion of AUM, and (iii) subscriptions across the corporate credit funds we manage of $10.5 billion, primarily due to an additional $6 billion of new commitments for Apollo Strategic Origination Partners, a new origination platform expected to provide approximately $12 billion in financings over the next three years;

•
a $2.2 billion increase related to funds we manage in the private equity segment primarily consisting of (i) subscriptions across the traditional private equity funds we manage of $1.5 billion, and (ii) an increase in leverage of $0.7 billion; and

•	a $2.1 billion increase related to funds we manage in the real assets segment primarily consisting of (i) net segment transfers of $1.9 billion, and (ii) subscriptions of $0.2 billion.

•
Market activity of $(3.3) billion related to (i) $(4.0) billion of depreciation in the funds we manage in the private equity segment, primarily related to Fund VIII, as well as (ii) $(0.4) billion of depreciation in the funds we manage in the real assets segment, offset by (iii) $1.1 billion of appreciation in the funds we manage in the credit segment, primarily related to the market activity of Athene.

•	Realizations of $(3.5) billion primarily related to:

•
$(1.7) billion related to funds we manage in the private equity segment primarily consisting of distributions of $0.9 billion, $0.3 billion and $0.2 billion from Fund VIII, Fund VII and certain hybrid capital funds, respectively;

•	$(1.2) billion related to funds we manage in the credit segment primarily consisting of distributions from the corporate credit and direct origination funds; and

•	$(0.6) billion related to funds we manage in the real assets segment primarily consisting of distributions from the real estate and principal finance funds.

The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three segments:

	For the Three Months Ended June 30,
	2020				2019
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total

Change in Fee-Generating AUM(1):
Beginning of Period	$168,262	$43,976	$29,412	$241,650	$156,860	$46,372	$25,033	$228,265
Inflows (2)	80,745	829	2,535	84,109	4,549	1,190	1,467	7,206
Outflows(3)	(5,664)	(977)	(278)	(6,919)	(2,672)	(206)	(473)	(3,351)
Net Flows	75,081	(148)	2,257	77,190	1,877	984	994	3,855
Realizations	(75)	(203)	(134)	(412)	(177)	(317)	(164)	(658)
Market Activity(4)	11,064	215	71	11,350	4,530	43	102	4,675
End of Period	$254,332	$43,840	$31,606	$329,778	$163,089	$47,082	$25,965	$236,136

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

(2)
For the three months ended June 30, 2020, market activity includes mark-to-market changes and investment income of Athene, which had previously been reported as inflows. Prior period numbers have been recast to conform to the current presentation.

(3)	Outflows for Fee-Generating AUM include redemptions of $0.7 billion and $1.5 billion during the three months ended June 30, 2020 and 2019, respectively.

(4)
Includes foreign exchange impacts of $268.4 million, $2.4 million and $45.2 million for credit, private equity and real assets, respectively, during the three months ended June 30, 2020, and foreign exchange impacts of $96.8 million, $(2.4) million and $27.4 million for credit, private equity and real assets, respectively, during the three months ended June 30, 2019.

	For the Six Months Ended June 30,
	2020				2019
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$172,893	$43,826	$29,727	$246,446	$144,071	$46,633	$23,663	$214,367
Inflows(2)	88,256	1,445	2,726	92,427	14,377	1,323	2,947	18,647
Outflows(3)	(7,006)	(1,022)	(677)	(8,705)	(4,300)	(433)	(483)	(5,216)
Net Flows	81,250	423	2,049	83,722	10,077	890	2,464	13,431
Realizations	(470)	(546)	(202)	(1,218)	(279)	(511)	(285)	(1,075)
Market Activity(4)	659	137	32	828	9,219	70	123	9,412
End of Period	$254,332	$43,840	$31,606	$329,778	$163,089	$47,082	$25,965	$236,136

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

(2)
For the six months ended June 30, 2020, market activity includes mark-to-market changes and investment income of Athene, which had previously been reported as inflows. Prior period numbers have been recast to conform to the current presentation.

(3)	Outflows for Fee-Generating AUM include redemptions of $1.1 billion and $2.0 billion during the six months ended June 30, 2020 and 2019, respectively.

(4)
Includes foreign exchange impacts of $(378.5) million, $(12.9) million and $(29.6) million for credit, private equity and real assets, respectively, during the six months ended June 30, 2020, and foreign exchange impacts of $(46.1) million, $(2.4) million and $(5.2) million for credit, private equity and real assets, respectively, during the six months ended June 30, 2019.

Three Months Ended June 30, 2020
Total Fee-Generating AUM was $329.8 billion at June 30, 2020, an increase of $88.1 billion or 36.5%, compared to $241.7 billion at March 31, 2020. The net increase was primarily due to:

•	Net flows of $77.2 billion primarily related to:

•
a $75.1 billion increase related to funds we manage in the credit segment primarily consisting of (i) an increase in AUM in the advisory and other category, (ii) an increase in AUM as Athene closed its reinsurance transaction with Jackson National Life Insurance Company, which added $28 billion of AUM, and (iii) subscriptions across the corporate credit funds we manage of $1.1 billion;

•
a $2.3 billion increase related to funds we manage in the real assets segment primarily consisting of (i) net segment transfers of $2.0 billion, and (ii) $0.5 billion of fee-generating capital deployment, primarily related to the commencement of U.S. Real Estate Fund III’s investment period; these increases were offset by $0.3 billion of fee-generating capital reduction, primarily related to certain real estate funds we manage.

•	Market activity of $11.4 billion primarily related to a $11.1 billion increase related to funds we manage in the credit segment, primarily as a result of the market activity of Athene.
Six Months Ended June 30, 2020
Total Fee-Generating AUM was $329.8 billion at June 30, 2020, an increase of $83.3 billion or 33.8%, compared to $246.4 billion at December 31, 2019. The net increase was primarily due to net flows of $83.7 billion primarily related to:

•
an $81.3 billion increase related to funds we manage in the credit segment primarily consisting of (i) an increase in AUM in the advisory and other category, (ii) an increase in AUM as Athene closed its reinsurance transaction with Jackson National Life Insurance Company, which added $28 billion of AUM, and (iii) subscriptions across the corporate credit funds we manage of $2.4 billion; and

•
a $2.0 billion increase related to funds we manage in the real assets segment primarily consisting of net segment transfers of $1.7 billion and fee-generating capital deployment, primarily related to the commencement of U.S. Real Estate Fund III’s investment period.

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
Capital Deployed
The following table summarizes the capital deployed for funds and SIAs with a defined maturity date by segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
			(in millions)
Credit(1)	$2,900	$2,087	$6,287	$3,343
Private Equity	3,935	$2,540	5,608	5,655
Real Assets	413	821	554	1,076
Total capital deployed	$7,248	$5,448	$12,449	$10,074

(1)	Prior period numbers were recast to include Apollo Accord Master Fund, L.P. (“Accord”) and other defined maturity date funds.
Uncalled Commitments
The following table summarizes the uncalled commitments by segment:

	As of June 30, 2020	As of December 31, 2019
	(in millions)
Credit	$22,492	$11,591
Private Equity	32,262	36,346
Real Assets	5,891	5,736
Total uncalled commitments(1)	$60,645	$53,673

(1)
As of June 30, 2020 and December 31, 2019, $47.4 billion and $46.4 billion, respectively, represented the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses.

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
Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund VI generated a 12% gross IRR and a 9% net IRR since its inception through June 30, 2020, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through June 30, 2020. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares and our Preferred shares” in the 2019 Annual Report and “Item 1A. Risk Factors—The current, and uncertain future, impact of the COVID-19 outbreak is expected to continue to impact our business, financial condition and results of operations” in the quarterly report on Form 10-Q filed with the SEC on May 11, 2020.

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
All amounts are as of June 30, 2020, unless otherwise noted:

($ in millions)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR	Net IRR
Private Equity:
Fund IX	2018	$24,343	$24,729	$5,571	$621	$5,175	$5,542	$6,163	16%	(8)%
Fund VIII	2013	17,586	18,377	16,017	9,587	10,224	13,596	23,183	13	9
Fund VII	2008	2,939	14,677	16,461	31,539	2,459	967	32,506	33	24
Fund VI	2006	647	10,136	12,457	21,132	405	3	21,135	12	9
Fund V	2001	260	3,742	5,192	12,721	120	2	12,723	61	44
Fund I, II, III, IV & MIA(2)	Various	13	7,320	8,753	17,400	—	—	17,400	39	26
Traditional Private Equity Funds(3)		$45,788	$78,981	$64,451	$93,000	$18,383	$20,110	$113,110	39%	24
ANRP II	2016	2,291	3,454	2,647	1,384	1,984	1,477	2,861	6	(2)
ANRP I	2012	349	1,323	1,149	1,011	618	139	1,150	—	(4)
AION	2013	609	826	689	327	442	503	830	9	2
Hybrid Value Fund	2019	3,396	3,238	1,897	130	1,833	1,970	2,100	NM1	NM1
Total Private Equity		$52,433	$87,822	$70,833	$95,852	$23,260	$24,199	$120,051
Credit:
FCI III	2017	$2,734	$1,906	$2,544	$1,267	$1,890	$1,973	$3,240	23%	17%
FCI II	2013	2,260	1,555	2,894	1,940	1,689	1,588	3,528	8	5
FCI I	2012	—	559	1,516	1,975	—	—	1,975	11	8
SCRF IV (6)	2017	2,048	2,502	4,534	2,417	2,151	1,891	4,308	(6)	(7)
SCRF III	2015	—	1,238	2,110	2,428	—	—	2,428	18	14
SCRF II	2012	—	104	467	528	—	—	528	15	12
SCRF I	2008	—	118	240	357	—	—	357	33	26
Accord IIIB	2020	1,768	1,761	408	85	352	331	416	NM1	NM1
Accord III	2019	961	886	2,184	1,850	586	567	2,417	NM1	NM1
Accord II(7)	2018	—	781	801	821	—	—	821	16	12
Accord I(7)	2017	—	308	111	113	—	—	113	10	5
Total Credit		$9,771	$11,718	$17,809	$13,781	$6,668	$6,350	$20,131
Real Assets:
European Principal Finance Funds
EPF III(4)	2017	$4,737	$4,513	$2,802	$1,068	$1,993	$2,419	$3,487	21%	10%
EPF II(4)	2012	1,349	3,442	3,408	4,319	658	583	4,902	14	9
EPF I(4)	2007	234	1,455	1,912	3,217	—	8	3,225	23	17
U.S. RE Fund III	2020	442	442	31	—	31	31	31	NM1	NM1
U.S. RE Fund II(5)	2016	1,127	1,243	878	480	629	700	1,180	14	11
U.S. RE Fund I(5)	2012	230	649	632	791	147	143	934	13	10
Asia RE Fund(5)	2017	678	719	434	206	281	368	574	18	13
Infrastructure Equity Fund	2018	1,107	897	801	218	658	824	1,042	NM1	NM1
Total Real Assets		$9,904	$13,360	$10,898	$10,299	$4,397	$5,076	$15,375

(1)	Data has not been presented as the fund’s effective date is less than 24 months prior to the period indicated and such information was deemed not meaningful.

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

(3)	Total IRR is calculated based on total cash flows for all funds presented.

(4)	Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.12 as of June 30, 2020.

(5)
U.S. RE Fund I, U.S. RE Fund II and Asia RE Fund had $152 million, $771 million and $375 million of co-investment commitments as of June 30, 2020, respectively, which are included in the figures in the table. A co-invest entity within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.24 as of June 30, 2020.

(6)	Remaining cost for certain of our credit funds may include physical cash called, invested or reserved for certain levered investments.

(7)	Gross and Net IRR have been presented for these funds as they have a defined maturity date of less than 24 months and have substantially liquidated.

Credit
The following table presents the gross and net returns for Apollo’s credit segment by category type:

	Gross Returns		Net Returns
Category	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Corporate Credit	7.7%	(1.1)%	7.2%	(1.7)%
Structured Credit	8.9	(7.3)	8.7	(7.3)
Direct Origination	2.7	(2.0)	1.4	(3.5)
Private Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of June 30, 2020:

	Total Invested Capital	Total Value	Gross IRR
	(in millions)
Distressed for Control	$7,795	$18,685	29%
Non-Control Distressed	5,558	8,693	71
Total	13,353	27,378	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit(1)	51,098	85,732	21
Total	$64,451	$113,110	39%

(1)	Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.
The following tables provide additional detail on the composition of the Fund VIII and Fund VII private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV, V, VI and IX are included in the table above but not presented below as their remaining value is less than $100 million, the fund has been liquidated or the fund commenced investing capital less than 24 months prior to June 30, 2020 and such information was deemed not meaningful. All amounts are as of June 30, 2020:
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,706	$5,919
Opportunistic Buyouts	12,744	16,495
Distressed(2)	567	769
Total	$16,017	$23,183
Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,539	$3,505
Opportunistic Buyouts	4,339	10,593
Distressed/Other Credit(2)	9,583	18,408
Total	$16,461	$32,506

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

During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through June 30, 2020), our private equity funds have invested $59.0 billion, of which $20.8 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII and VI was 5.7x, 6.1x and 7.7x, respectively, as of June 30, 2020. Our average entry multiple for a private equity fund is the average of the total enterprise value over an applicable adjusted earnings before interest, taxes, depreciation and amortization, which may incorporate certain adjustments based on the investment team’s estimates and we believe captures the true economics of our funds’ investments in portfolio companies. The average entry multiple of actively investing funds may include committed investments not yet closed.
Permanent Capital
The following table summarizes the investment record for our permanent capital vehicles by segment, excluding Athene-related and Athora-related assets managed or advised by ISG and ISGI:

			Total Returns(1)
	IPO Year(2)	Total AUM	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Credit:		(in millions)
MidCap(3)	N/A	$8,552	4%	—%	5%	8%
AIF	2013	320	12	(14)	3%	12%
AFT	2011	350	9	(15)	3%	8%
AINV/Other(4)	2004	4,551	49	(39)	7%	35%
Real Assets:
ARI	2009	6,978	37%	(41)%	4%	16%
Total		$20,751

(1)
Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.

(2)	An initial public offering (“IPO”) year represents the year in which the vehicle commenced trading on a national securities exchange.

(3)
MidCap is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 1% and 3% for the three months ended June 30, 2020 and June 30, 2019, respectively, and (2)% and 6% for the six months ended June 30, 2020 and June 30, 2019, respectively.

(4)
Total AUM is as of March 31, 2020. Refer to www.apolloic.com for the most recent financial information on AINV. Included within Total AUM of AINV/Other is $1.7 billion of AUM related to a non-traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services. Total returns exclude performance related to this AUM.

SIAs
As of June 30, 2020, Apollo managed approximately $28 billion of total AUM in SIAs, which include capital deployed from certain SIAs across Apollo’s credit, private equity and real assets funds.
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
As of June 30, 2020, approximately 53% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 47% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our credit, private equity and real assets segments, the percentage determined using market-based valuation methods as of June 30, 2020 was 71%, 18% and 21%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest” in the 2019 Annual report for a discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
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

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis and (ii) realized and unrealized performance fees for Apollo’s combined segments:

	As of June 30, 2020	For the Three Months Ended June 30, 2020			For the Six Months Ended June 30, 2020
	Performance Fees Receivable on an Unconsolidated Basis	Unrealized Performance Fees	Realized Performance Fees	Total Performance Fees	Unrealized Performance Fees	Realized Performance Fees	Total Performance Fees
	(in thousands)
Credit:
Corporate Credit (1)	$114,427	$85,541	$4,359	$89,900	$96,527	$16,341	$112,868
Structured Credit	130,427	14,022	—	14,022	(60,215)	13,846	(46,369)
Direct Origination	47,108	4,797	3,440	8,237	(16,969)	5,877	(11,092)
Total Credit	291,962	104,360	7,799	112,159	19,343	36,064	55,407
Total Credit, net of profit sharing payable/expense	23,938	57,059	3,440	60,499	9,597	6,148	15,745
Private Equity:
Fund VIII (2)	203,530	745,109	—	745,109	(512,001)	—	(512,001)
Fund VII(1)(2)	17	43,535	61	43,596	(114,233)	471	(113,762)
Fund VI(2)	17,649	(12)	77	65	(90)	609	519
Fund IV and V (1)	—	(57)	—	(57)	(161)	—	(161)
ANRP I and II(1)(2)	203	184	33	217	(21,418)	260	(21,158)
Hybrid Value Fund(2)	29,189	29,189	—	29,189	29,189	—	29,189
Other(1)(3)	7,125	(314)	3,378	3,064	(114,789)	3,352	(111,437)
Total Private Equity	257,713	817,634	3,549	821,183	(733,503)	4,692	(728,811)
Total Private Equity, net of profit sharing payable/expense	140,007	517,910	—	517,910	(458,551)	(304)	(458,855)
Real Assets:
Principal Finance(1)	88,602	(10,878)	907	(9,971)	(126,233)	35,025	(91,208)
U.S. RE Fund I and II(1)	12,288	(7,532)	—	(7,532)	(21,525)	4,624	(16,901)
Infrastructure Equity Fund	19,237	(514)	2,022	1,508	1,048	2,022	3,070
Other(1)(3)	6,473	4,371	—	4,371	(28,315)	—	(28,315)
Total Real Assets	126,600	(14,553)	2,929	(11,624)	(175,025)	41,671	(133,354)
Total Real Assets, net of profit sharing payable/expense	41,292	(8,001)	—	(8,001)	(103,076)	—	(103,076)
Total	$676,275	$907,441	$14,277	$921,718	$(889,185)	$82,427	$(806,758)
Total, net of profit sharing payable(4)/expense	$205,237	$566,968	$3,440	$570,408	$(552,030)	$5,844	$(546,186)

(1)
As of June 30, 2020, certain credit funds, certain private equity funds, and certain real asset funds had $1.0 million, $351.3 million, and $34.5 million, respectively, in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations for certain credit funds, certain private equity funds and certain real assets funds was $9.2 million, $2,953.7 million and $110.5 million, respectively, as of June 30, 2020.

(2)
As of June 30, 2020, the remaining investments and escrow cash of Fund VIII, Hybrid Value Fund, Fund VII, Fund VI, ANRP I and ANRP II were valued at 113%, 109%, 40%, 34%, 25% and 69% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of June 30, 2020, Fund VII had $128.5 million of gross performance fees, or $73.2 million net of profit sharing, in escrow. As of June 30, 2020, Fund VI had $167.6 million of gross performance fees, or $112.4 million net of profit sharing, in escrow. As of June 30, 2020, ANRP I had $40.2 million of gross performance fees, or $26.0 million net of profit sharing, in escrow. As of June 30, 2020, ANRP II had $31.2 million of gross performance fees, or $18.7 million net of profit sharing, in escrow. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per these funds’ partnership agreements. Performance fees receivable as of June 30, 2020 and realized performance fees for the three and six months ended June 30, 2020 include interest earned on escrow balances that is not subject to contingent repayment.

(3)	Other includes certain SIAs.

(4)
There was a corresponding profit sharing payable of $471.0 million as of June 30, 2020, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $99.1 million.

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
The following table summarizes our performance fees since inception for our combined segments through June 30, 2020:

	Performance Fees Since Inception(1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation(3)	Maximum Performance Fees Subject to Potential Reversal(4)
	(in millions)
Credit:
Corporate Credit	$114.5	$1,187.8	$1,302.3	$1.0	$128.5
Structured Credit	130.4	170.5	300.9	—	130.4
Direct Origination	47.1	45.4	92.5	—	45.5
Total Credit	292.0	1,403.7	1,695.7	1.0	304.4
Private Equity:
Fund VIII	203.5	818.6	1,022.1	—	743.9
Fund VII	—	3,132.0	3,132.0	211.9	188.7
Fund VI	17.7	1,663.9	1,681.6	—	0.7
Fund IV and V	—	2,053.1	2,053.1	30.7	0.3
ANRP I and II	0.2	104.6	104.8	32.0	—
Hybrid Value Fund	29.2	—	29.2	—	29.2
Other	7.1	730.6	737.7	76.7	45.4
Total Private Equity	257.7	8,502.8	8,760.5	351.3	1,008.2
Real Assets:
Principal Finance	88.6	407.3	495.9	15.8	248.2
U.S. RE Fund I and II	12.3	32.4	44.7	11.1	27.0
Infrastructure Equity Fund	19.2	2.1	21.3	—	20.2
Other(5)	6.5	36.6	43.1	7.6	14.7
Total Real Assets	126.6	478.4	605.0	34.5	310.1
Total	$676.3	$10,384.9	$11,061.2	$386.8	$1,622.7

(1)
Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.12 as of June 30, 2020. Certain funds are denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.24 as of June 30, 2020.

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

(3)
Amounts were computed based on the fair value of fund investments on June 30, 2020. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at June 30, 2020. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(4)
Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on June 30, 2020. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.

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
In addition, certain professionals and selected other individuals have a profit sharing interest in the performance fees earned in relation to our private equity, certain credit and real assets funds in order to better align their interests with our own and with those of the investors in these funds. Profit sharing expense is part of our compensation and benefits expense and is generally based upon a fixed percentage of credit, private equity and real assets performance fees. Profit sharing expense can reverse during periods when there is a decline in performance fees that were previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized and generally before preferred returns are achieved for the investors. Therefore, changes in our unrealized performance fees have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized performance fees increases. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return performance fees previously distributed back to the funds. This general partner obligation due to the funds would be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification obligations also exist for realized gains with respect to Fund IV, Fund V and Fund VI, which, although our Managing Partners and Contributing Partners would remain personally liable, may indemnify our Managing Partners and Contributing Partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. See note 15 to our condensed consolidated financial statements for further information regarding the Company’s indemnification liability.
Each Managing Partner receives $100,000 per year in base salary for services rendered to us. Additionally, our Managing Partners can receive other forms of compensation. In addition, AHL Awards (as defined in note 13 to our condensed consolidated financial statements) and other equity-based compensation awards have been granted to the Company and certain employees, which amortize over the respective vesting periods. The Company grants equity awards to certain employees, including RSUs, restricted Class A shares and options, that generally vest and become exercisable in quarterly installments or annual installments depending on the contract terms over a period of three to six years. In some instances, vesting of an RSU is also subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. See note 13 to our condensed consolidated financial statements for further discussion of equity-based compensation.
Other Expenses. The balance of our other expenses includes interest, placement fees, and general, administrative and other operating expenses. Interest expense consists primarily of interest related to the the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2039 Senior Secured Guaranteed Notes, the 2048 Senior Notes and the 2050 Subordinated Notes as discussed in note 11 to our condensed consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. General, administrative and other expenses includes occupancy expense, depreciation and amortization, professional fees and costs related to travel, information technology and administration. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, Inc. primarily include the 40.4% and 50.2% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of June 30, 2020 and 2019, respectively. Additionally, as of June 30, 2020, Athene holds a 6.7% Non-Controlling Interest in the Apollo Operating Group as a result of the Transaction Agreement. Non-Controlling Interests also include limited partner interests in certain consolidated funds and VIEs.
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

Results of Operations
Below is a discussion of our condensed consolidated results of operations for the three and six months ended June 30, 2020 and 2019. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months Ended June 30,		Amount Change	Percentage Change	For the Six Months Ended June 30,		Amount Change	Percentage Change
	2020	2019			2020	2019
Revenues:	(in thousands)				(in thousands)
Management fees	$409,953	$388,215	$21,738	5.6%	$806,557	$768,241	$38,316	5.0%
Advisory and transaction fees, net	61,957	31,124	30,833	99.1	98,920	50,693	48,227	95.1
Investment income (loss):
Performance allocations	924,599	176,862	747,737	422.8	(809,724)	428,359	(1,238,083)	NM
Principal investment income (loss)	111,621	39,602	72,019	181.9	(76,228)	65,627	(141,855)	NM
Total investment income (loss)	1,036,220	216,464	819,756	378.7	(885,952)	493,986	(1,379,938)	NM
Incentive fees	205	776	(571)	(73.6)	19,724	1,436	18,288	NM
Total Revenues	1,508,335	636,579	871,756	136.9	39,249	1,314,356	(1,275,107)	(97.0)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	151,019	123,669	27,350	22.1	290,288	242,832	47,456	19.5
Equity-based compensation	59,420	44,662	14,758	33.0	111,542	89,739	21,803	24.3
Profit sharing expense	375,959	68,278	307,681	450.6	(260,039)	191,725	(451,764)	NM
Total compensation and benefits	586,398	236,609	349,789	147.8	141,791	524,296	(382,505)	(73.0)
Interest expense	32,291	23,302	8,989	38.6	63,533	42,410	21,123	49.8
General, administrative and other	83,729	81,839	1,890	2.3	168,251	153,501	14,750	9.6
Placement fees	359	775	(416)	(53.7)	768	335	433	129.3
Total Expenses	702,777	342,525	360,252	105.2	374,343	720,542	(346,199)	(48.0)
Other Income (Loss):
Net gains (losses) from investment activities	268,667	45,060	223,607	496.2	(995,884)	63,889	(1,059,773)	NM
Net gains (losses) from investment activities of consolidated variable interest entities	57,862	4,631	53,231	NM	(108,058)	14,097	(122,155)	NM
Interest income	3,994	8,710	(4,716)	(54.1)	11,928	15,786	(3,858)	(24.4)
Other income (loss), net	3,327	6,603	(3,276)	(49.6)	(13,180)	6,693	(19,873)	NM
Total Other Income (Loss)	333,850	65,004	268,846	413.6	(1,105,194)	100,465	(1,205,659)	NM
Income (Loss) before income tax (provision) benefit	1,139,408	359,058	780,350	217.3	(1,440,288)	694,279	(2,134,567)	NM
Income tax (provision) benefit	(140,323)	(16,897)	(123,426)	NM	155,530	(36,551)	192,081	NM
Net Income (Loss)	999,085	342,161	656,924	192.0	(1,284,758)	657,728	(1,942,486)	NM
Net income (loss) attributable to Non-Controlling Interests	(552,756)	(177,338)	(375,418)	211.7	734,869	(343,848)	1,078,717	NM
Net Income (Loss) Attributable to Apollo Global Management, Inc.	446,329	164,823	281,506	170.8	(549,889)	313,880	(863,769)	NM
Series A Preferred Stock Dividends	(4,383)	(4,383)	—	—	(8,766)	(8,766)	—	—
Series B Preferred Stock Dividends	(4,782)	(4,781)	(1)	—	(9,563)	(9,562)	(1)	—
Net Income (Loss) Attributable to AGM Class A Shareholders	$437,164	$155,659	$281,505	180.8%	$(568,218)	$295,552	$(863,770)	NM

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
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
In this section, references to 2020 refer to the three months ended June 30, 2020 and references to 2019 refer to the three months ended June 30, 2019.

Revenues
Our revenues and other income include fixed components that result from measures of capital and asset valuations and variable components that result from realized and unrealized investment performance, as well as the value of successfully completed transactions.
Management fees increased by $21.7 million to $410.0 million in 2020 from $388.2 million in 2019. This change was primarily attributable to increases in management fees earned from Athora and Athene of $15.8 million and $10.9 million, respectively. For additional details regarding changes in management fees in each segment, see “—Segment Analysis” below.
Advisory and transaction fees, net, increased by $30.8 million to $62.0 million in 2020 from $31.1 million in 2019. This change was primarily attributable to an increase in net advisory and transaction fees earned with respect to certain portfolio companies in the media, telecom and technology industries and an increase in structuring fees earned from a company in the consumer and retail industry.
Performance allocations increased by $747.7 million to $924.6 million in 2020 from $176.9 million in 2019. This change was primarily attributable to increased performance allocations earned from Fund VIII, Fund VII and Apollo Credit Strategies Master Fund Ltd. of $621.6 million, $86.5 million and $45.6 million, respectively, in 2020.
The increase in performance allocations from Fund VIII was primarily driven by appreciation in the value of the fund’s investments in public portfolio companies in the consumer services, manufacturing and industrial sectors during 2020. The increase in performance allocations from Fund VII was primarily driven by appreciation in the value of the fund’s investments in public portfolio companies primarily in the consumer, retail and natural resources sectors during 2020. The increase in performance allocations from Apollo Credit Strategies Master Fund Ltd. was driven by unrealized gains on the fund’s investments across a number of sectors, primarily in banking, utilities, retail and transportation.
Principal investment income increased by $72.0 million to $111.6 million in 2020 from $39.6 million in 2019. This change was primarily driven by increases in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Fund VIII, Voya Financial, Athora and Fund VII of $28.7 million, $24.5 million, $10.4 million and $6.1 million, respectively, during 2020.
Expenses
Compensation and benefits increased by $349.8 million to $586.4 million in 2020 from $236.6 million in 2019. This change was primarily attributable to an increase in profit sharing expense of $307.7 million due to a corresponding increase in performance allocations during 2020. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. Additionally, salary, bonus and benefits increased by $27.4 million primarily due to an increase in headcount, and equity-based compensation increased $14.8 million due to higher amortization expenses associated with previously granted performance awards.
Included in profit sharing expense is $5.0 million for 2020 related to the Incentive Pool. There was no profit sharing expense related to the Incentive Pool for 2019. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
Interest expense increased by $9.0 million to $32.3 million in 2020 from $23.3 million in 2019, primarily due to additional interest expense incurred as a result of the timing of issuances of debt arrangements, as described in note 11 to our condensed consolidated financial statements.
Other Income (Loss)
Net gains from investment activities increased by $223.6 million to $268.7 million in 2020 from $45.1 million in 2019. This change was primarily attributable to increased appreciation on the Company’s investment in Athene Holding during 2020. See note 7 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net gains from investment activities of consolidated VIEs increased by $53.2 million to $57.9 million in 2020 from $4.6 million in 2019. This change was primarily driven by gains from newly consolidated funds during 2020 as discussed in note 6 to the condensed consolidated financial statements.
Interest income decreased by $4.7 million to $4.0 million in 2020 from $8.7 million in 2019. primarily due to decreased interest income earned from U.S. Treasury securities as a result of lower interest rates during 2020.

Net Income Attributable to Non-Controlling Interests and Series A and Series B Preferred Stockholders
For information related to net income attributable to Non-Controlling Interests and net income attributable to Series A and Series B Preferred Stockholders, see note 14 to the condensed consolidated financial statements.
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
The income tax provision increased by $123.4 million to $140.3 million in 2020 from $16.9 million in 2019. The increase was primarily related to: (i) earnings now subject to corporate-level tax subsequent to the Conversion effective September 5, 2019, and (ii) the subsequent increase in value of previous unrealized book losses generated from the earlier market dislocation due to the impacts of COVID-19. The provision for income taxes includes, federal, state, local and foreign income taxes resulting in an effective income tax rate of 12.3% and 4.7% for 2020 and 2019, respectively. The most significant reconciling items between our U.S. federal statutory income tax rate and our effective income tax were due to the following: (i) income passed through to Non-Controlling Interests and (ii) state and local income taxes including NYC UBT, as well as foreign income taxes (see note 10 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
In this section, references to 2020 refer to the six months ended June 30, 2020 and references to 2019 refer to the six months ended June 30, 2019.
Revenues
Management fees increased by $38.3 million to $806.6 million in 2020 from $768.2 million in 2019. This change was primarily attributable to an increase in management fees earned from Athene and Athora of $26.1 million and $16.5 million, respectively. For additional details regarding changes in management fees in each segment, see “—Segment Analysis” below.
Advisory and transaction fees, net, increased by $48.2 million to $98.9 million in 2020 from $50.7 million in 2019. This change was primarily driven by increased net advisory and transaction fees earned with respect to certain portfolio companies in the media, telecom, technology, and financial services industries, increased net advisory and transaction fees earned related to the structuring of a loan for a portfolio company and an increase in structuring fees from a company in the consumer and retail industry during 2020.
Performance allocations decreased by $1.2 billion to $(0.8) billion in 2020 from $0.4 billion in 2019. The pandemic resulting from COVID-19 and the actions taken in response have caused severe disruption to the global economy and financial markets. In line with public equity and credit indices, we have experienced significant unrealized mark-to-market losses in our underlying funds. The decrease in performance allocations was primarily attributable to decreased performance allocations earned from Fund VIII, Structured Credit Recovery Fund IV (“SCRF IV”) and Fund VII of $812.4 million, $98.5 million and $92.0 million, respectively, during 2020.
The decrease in performance allocations from Fund VIII was primarily driven by depreciation in the value of the fund’s investments in public portfolio companies primarily in the financial services and manufacturing and industrial sectors, and in private portfolio companies primarily in the consumer services, leisure and natural resources sectors during 2020. The decrease in performance allocations from SCRF IV was primarily driven by the fund’s mark-to-market losses on its investments in structured credit products due to widespread market sell-off and spread widening during 2020. The decrease in performance allocations from Fund VII was primarily driven by depreciation in the value of the fund’s investments in public portfolio companies primarily in the consumer, retail and natural resources sectors during 2020.
Principal investment income decreased by $141.9 million to $(76.2) million in 2020 from $65.6 million in 2019. This change was primarily driven by decreases in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Fund VIII, Redding Ridge, SCRF IV, AION and ARI of $82.2 million, $10.8 million, $10.6 million, $10.3 million and $10.0 million, respectively, during 2020.

Expenses
Compensation and benefits decreased by $382.5 million to $141.8 million in 2020 from $524.3 million in 2019. This change was primarily attributable to a decrease in profit sharing expense of $451.8 million due to a corresponding decrease in performance allocations during 2020, as compared to the same period in 2019. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. The decrease in profit sharing expense was partially offset by an increase in salary, bonus and benefits of $47.5 million, primarily attributable to an increase in headcount, as well as an increase in equity-based compensation of $21.8 million due to higher amortization expenses associated with previously granted performance awards.
Included in profit sharing expense is $42.9 million and $17.0 million for 2020 and 2019, respectively, related to the Incentive Pool. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
Interest expense increased by $21.1 million to $63.5 million in 2020 from $42.4 million in 2019, primarily due to additional interest expense incurred as a result of the timing of issuances of debt arrangements, as described in note 11 to our condensed consolidated financial statements.
General, administrative and other expenses increased by $14.8 million to $168.3 million in 2020 from $153.5 million in 2019. This change was primarily driven by an increase in occupancy expenses during 2020.
Other Income (Loss)
Net losses from investment activities were $(1.0) billion in 2020 as compared to net gains from investment activities of $63.9 million in 2019. This change was primarily attributable to unrealized mark-to-market losses from the Company’s investment in Athene Holding from the combined impact of COVID-19 related market dislocation and the DLOM during 2020. See note 7 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net losses from investment activities of consolidated VIEs were $(108.1) million in 2020, as compared to net gains from investment activities of consolidated VIEs of $14.1 million in 2019. This change was primarily driven by losses from newly consolidated funds during 2020, as discussed in note 6 to the condensed consolidated financial statements.
Interest income decreased by $3.9 million to $11.9 million in 2020 from $15.8 million in 2019, primarily due to decreased interest income earned from U.S. Treasury securities as a result of lower interest rates in 2020.
Other loss, net was $13.2 million in 2020, as compared to other income, net of $6.7 million in 2019. This change was primarily attributable to one-time costs to wind down a managed account arrangement incurred in 2020 and the reversal of a liability relating to a favorable judgment in a legal proceeding during 2019, which did not occur during 2020.
Income Tax Provision
The income tax benefit was $155.5 million for 2020, compared to the income tax provision of $36.6 million for 2019. The change was primarily related to: (i) earnings now subject to corporate-level tax subsequent to the Conversion effective September 5, 2019, and (ii) the year-to-date unrealized mark-to-market book losses generated from the recent market dislocation due to the impacts of COVID-19. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 10.8% and 5.3% for 2020 and 2019, respectively. The most significant reconciling items between our U.S. federal statutory income tax rate and our effective income tax rate were due to the following: (i) income passed through to Non-Controlling Interests and (ii) state and local income taxes, including NYC UBT, as well as foreign income taxes (see note 10 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
Segment Analysis
Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by our executive management, which consists of our Managing Partners, who operate collectively as our chief operating decision maker, to assess performance and to allocate resources. See note 17 to our condensed consolidated financial statements for more information regarding our segment reporting.
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

	For the Three Months Ended June 30,		Total Change	Percentage Change	For the Six Months Ended June 30,		Total Change	Percentage Change
	2020	2019			2020	2019
	(in thousands)				(in thousands)
Credit:
Management fees	$224,721	$190,275	$34,446	18.1%	$432,950	$373,017	$59,933	16.1%
Advisory and transaction fees, net	13,756	5,510	8,246	149.7	29,023	8,358	20,665	247.2
Performance fees(1)	3,440	9,261	(5,821)	(62.9)	5,844	9,922	(4,078)	(41.1)
Fee Related Revenues	241,917	205,046	36,871	18.0	467,817	391,297	76,520	19.6
Salary, bonus and benefits	(52,806)	(50,465)	(2,341)	4.6	(109,814)	(94,769)	(15,045)	15.9
General, administrative and other	(37,251)	(31,647)	(5,604)	17.7	(72,624)	(59,143)	(13,481)	22.8
Placement fees	(358)	(157)	(201)	128.0	(664)	148	(812)	NM
Fee Related Expenses	(90,415)	(82,269)	(8,146)	9.9	(183,102)	(153,764)	(29,338)	19.1
Other income (loss), net of Non-Controlling Interest	(724)	1,968	(2,692)	NM	(1,387)	1,564	(2,951)	NM
Fee Related Earnings	150,778	124,745	26,033	20.9	283,328	239,097	44,231	18.5
Realized performance fees	4,359	18,030	(13,671)	(75.8)	30,220	21,357	8,863	41.5
Realized profit sharing expense	(4,359)	(7,877)	3,518	(44.7)	(29,916)	(11,395)	(18,521)	162.5
Net Realized Performance Fees	—	10,153	(10,153)	(100.0)	304	9,962	(9,658)	(96.9)
Realized principal investment income, net (2)	1,810	7,909	(6,099)	(77.1)	3,184	10,958	(7,774)	(70.9)
Net interest loss and other	(11,857)	(4,656)	(7,201)	154.7	(28,971)	(9,042)	(19,929)	220.4
Segment Distributable Earnings	$140,731	$138,151	$2,580	1.9%	$257,845	$250,975	$6,870	2.7%

(1)	Represents certain performance fees related to business development companies and Redding Ridge Holdings, and MidCap.

(2)	Realized principal investment income, net includes dividends from our permanent capital vehicles, net of such amounts used to compensate employees.
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
In this section, references to 2020 refer to the three months ended June 30, 2020 and references to 2019 refer to the three months ended June 30, 2019.
Management fees increased by $34.4 million to $224.7 million in 2020 from $190.3 million in 2019. This change was primarily attributable to an increase in management fees earned from Athora and Athene of $16.2 million and $10.2 million, respectively.
Advisory and transaction fees, net increased by $8.2 million to $13.8 million in 2020 from $5.5 million in 2019. This was primarily driven by structuring fees earned related to a portfolio company in the consumer and retail industry during 2020.
Performance fees decreased by $5.8 million to $3.4 million in 2020 from $9.3 million in 2019, primarily attributable to a decrease in performance fees generated from Redding Ridge Holdings of $4.9 million, as Redding Ridge Holdings achieved its annualized hurdle rate during 2019 but did not during 2020.
General, administrative and other increased by $5.6 million to $37.3 million in 2020 from $31.6 million in 2019 primarily driven by an increase in technology and occupancy expenses in 2020.
Realized performance fees decreased by $13.7 million to $4.4 million in 2020 from $18.0 million in 2019. This change was primarily attributable to a decrease in realized performance fees generated from FCI I. The decrease in realized performance fees generated from FCI I was primarily driven by realizations of the fund’s investments in various life settlement policies during 2019, while the fund had no realized performance fees during 2020.
Realized profit sharing expense decreased by $3.5 million to $4.4 million in 2020 from $7.9 million in 2019 as a result of a corresponding decrease in realized performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $1.3 million related to the Incentive Pool for 2020. There was no profit sharing expense related to the Incentive Pool for 2019. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.

Realized principal investment income decreased by $6.1 million to $1.8 million in 2020 from $7.9 million in 2019. This change was primarily attributable to a decrease in realizations from Apollo’s equity ownership in Midcap.
Net interest loss and other increased by $7.2 million to $11.9 million in 2020 from $4.7 million in 2019, primarily due to additional interest expense incurred as a result of the timing of issuances of debt arrangements, as described in note 11 to our condensed consolidated financial statements.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
In this section, references to 2020 refer to the six months ended June 30, 2020 and references to 2019 refer to the six months ended June 30, 2019.
Management fees increased by $59.9 million to $433.0 million in 2020 from $373.0 million in 2019. This change was primarily attributable to an increase in management fees earned from Athene and Athora of $23.6 million and $17.5 million, respectively, as well as modest increases across other credit funds during 2020.
Advisory and transaction fees, net increased by $20.7 million to $29.0 million in 2020 from $8.4 million in 2019. This increase was primarily driven by structuring fees earned related to portfolio companies in the energy and consumer & retail industries during 2020.
Performance fees decreased by $4.1 million to $5.8 million in 2020 from $9.9 million in 2019 primarily attributable to a decrease in performance fees earned from Redding Ridge Holdings of $4.5 million as Redding Ridge Holdings achieved its annualized hurdle rate during 2019 but did not during 2020.
Salary, bonus and benefits expense increased by $15.0 million to $109.8 million in 2020 from $94.8 million in 2019 primarily due to an increase in headcount and changes in bonus accruals.
General, administrative and other increased by $13.5 million to $72.6 million in 2020 from $59.1 million in 2019. The change was primarily driven by an increase in occupancy and technology expenses in 2020.
Realized performance fees increased by $8.9 million to $30.2 million in 2020 from $21.4 million in 2019. This change was primarily attributable to an increase in realized performance fees generated from Athene and certain CLOs of $13.9 million and $5.3 million, respectively, partially offset by a decrease in realized performance fees generated from FCI I of $12.0 million.
The increase in realized performance fees from Athene was a result of realizations from the sale of insurance linked securities during 2020. The increase in realized performance fees from certain CLOs was attributable to crystallization of performance fees as the CLOs liquidated during 2020. The decrease in realized performance fees generated from FCI I was primarily driven by realizations of the fund’s investments in various life settlement policies during 2019, while the fund had no realized performance fees during 2020.
Realized profit sharing expense increased by $18.5 million to $29.9 million in 2020 from $11.4 million in 2019, as a result of a corresponding increase in realized performance fees as described above, and an increase in profit sharing expense related to the Incentive Pool. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $16.6 million and $0.1 million related to the Incentive Pool for 2020 and 2019, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income decreased by $7.8 million to $3.2 million in 2020 from $11.0 million in 2019. This change was primarily attributable to a decrease in realizations from Apollo’s equity ownership in Midcap and Redding Ridge of $4.6 million and $1.8 million, respectively.
Net interest loss and other increased by $19.9 million to $29.0 million in 2020 from $9.0 million in 2019, primarily due to additional interest expense incurred as a result of the timing of issuances of debt arrangements, as described in note 11 to our condensed consolidated financial statements. Additionally, the increase was partially due to one-time costs to wind down a managed account arrangement incurred during 2020.

Private Equity
The following table sets forth our segment statement of operations information and our supplemental performance measure, Segment Distributable Earnings, within our private equity segment.

	For the Three Months Ended June 30,		Total Change	Percentage Change	For the Six Months Ended June 30,		Total Change	Percentage Change
	2020	2019			2020	2019
	(in thousands)				(in thousands)
Private Equity:
Management fees	$127,592	$129,638	$(2,046)	(1.6)%	$252,860	$260,134	$(7,274)	(2.8)%
Advisory and transaction fees, net	44,802	20,257	24,545	121.2	65,145	36,393	28,752	79.0
Fee Related Revenues	172,394	149,895	22,499	15.0	318,005	296,527	21,478	7.2
Salary, bonus and benefits	(53,202)	(40,267)	(12,935)	32.1	(95,682)	(83,500)	(12,182)	14.6
General, administrative and other	(21,770)	(22,962)	1,192	(5.2)	(43,764)	(48,824)	5,060	(10.4)
Placement fees	—	(618)	618	(100.0)	(107)	(483)	376	(77.8)
Fee Related Expenses	(74,972)	(63,847)	(11,125)	17.4	(139,553)	(132,807)	(6,746)	5.1
Other income, net	2	3,963	(3,961)	(99.9)	25	4,159	(4,134)	(99.4)
Fee Related Earnings	97,424	90,011	7,413	8.2	178,477	167,879	10,598	6.3
Realized performance fees	3,549	12,231	(8,682)	(71.0)	4,692	72,687	(67,995)	(93.5)
Realized profit sharing expense	(3,549)	(4,089)	540	(13.2)	(4,996)	(41,816)	36,820	(88.1)
Net Realized Performance Fees	—	8,142	(8,142)	(100.0)	(304)	30,871	(31,175)	NM
Realized principal investment income	3,404	1,877	1,527	81.4	3,946	9,965	(6,019)	(60.4)
Net interest loss and other	(11,686)	(7,650)	(4,036)	52.8	(27,360)	(13,783)	(13,577)	98.5
Segment Distributable Earnings	$89,142	$92,380	$(3,238)	(3.5)%	$154,759	$194,932	$(40,173)	(20.6)%
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
In this section, references to 2020 refer to the three months ended June 30, 2020 and references to 2019 refer to the three months ended June 30, 2019.
Advisory and transaction fees, net increased by $24.5 million to $44.8 million in 2020 from $20.3 million in 2019. This change was primarily attributable to a transaction fee earned with respect to a portfolio company in the media, telecom and technology industry and a structuring fee earned related to a portfolio company in the consumer and retail industry.
Salary, bonus and benefits expense increased by $12.9 million to $53.2 million in 2020 from $40.3 million in 2019 primarily due to an increase in headcount and changes in bonus accruals.
Realized performance fees decreased by $8.7 million to $3.5 million in 2020 from $12.2 million in 2019. This change was primarily attributable to a decrease in realized performance fees generated from Fund VIII of $10.0 million. The realized performance fees generated from Fund VIII during 2019 were a result of sales and income generated from investments primarily in the natural resources and financial services sectors, while the fund had no realized performance fees during 2020.
Realized profit sharing expense decreased by $0.5 million to $3.5 million in 2020 from $4.1 million in 2019. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $1.8 million related to the Incentive Pool for 2020. There was no profit sharing expense related to the Incentive Pool for 2019. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Net interest loss and other increased by $4.0 million to $11.7 million in 2020 from $7.7 million in 2019, primarily due to a decrease in interest income as a result of lower interest rates, as well as additional interest expense incurred as a result of the timing of issuances of debt arrangements, as described in note 11 to our condensed consolidated financial statements.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
In this section, references to 2020 refer to the six months ended June 30, 2020 and references to 2019 refer to the six months ended June 30, 2019.
Management fees decreased by $7.3 million to $252.9 million in 2020 from $260.1 million in 2019. This change was primarily attributable to a decrease in management fees earned from Fund VII and Fund VIII of $5.2 million for each fund.

Advisory and transaction fees, net increased by $28.8 million to $65.1 million in 2020 from $36.4 million in 2019. This change was primarily attributable to transaction fees earned with respect to a portfolio company in the media, telecom and technology industry and a structuring fee earned from a portfolio company in the consumer and retail industry in 2020.
Salary, bonus and benefits expense increased by $12.2 million to $95.7 million in 2020 from $83.5 million in 2019 primarily due to an increase in headcount and changes in bonus accruals.
General, administrative and other decreased by $5.1 million to $43.8 million in 2020 from $48.8 million in 2019. The change was primarily driven by decreased legal expense in 2020.
Realized performance fees decreased by $68.0 million to $4.7 million in 2020 from $72.7 million in 2019. This change was primarily attributable to a decrease in realized performance fees generated from Fund VIII of $67.5 million as a result of sales and income generated from investments primarily in the business services, manufacturing and industrial, financial services and leisure sectors during 2019, while the fund had no realized performance fees in 2020.
Realized profit sharing expense decreased by $36.8 million to $5.0 million in 2020 from $41.8 million in 2019, as a result of a corresponding decrease in realized performance fees as described above, and a decrease in profit sharing expense related to the Incentive Pool. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $1.8 million and $16.9 million related to the Incentive Pool for 2020 and 2019, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income decreased by $6.0 million to $3.9 million in 2020 from $10.0 million in 2019. This change was primarily attributable to a decrease in realizations from Apollo’s equity ownership in Fund VIII of $8.5 million partially offset by an increase in realizations from Apollo’s equity ownership in Fund IX of $2.7 million.
Net interest loss and other increased by $13.6 million to $27.4 million in 2020 from $13.8 million in 2019 primarily due to additional interest expense incurred as a result of the timing of issuances of debt arrangements, as described in note 11 to our condensed consolidated financial statements. Additionally, the increase was partially due to one-time costs to wind down a managed account arrangement incurred during 2020.

Real Assets
The following table sets forth our segment statement of operations information and our supplemental performance measure, Segment Distributable Earnings, within our real assets segment.

	For the Three Months Ended June 30,		Total Change	Percentage Change	For the Six Months Ended June 30,		Total Change	Percentage Change
	2020	2019			2020	2019
	(in thousands)				(in thousands)
Real Assets:
Management fees	$49,509	$46,398	$3,111	6.7%	$98,380	$91,783	$6,597	7.2%
Advisory and transaction fees, net	3,191	5,295	(2,104)	(39.7)%	4,313	5,371	(1,058)	(19.7)
Fee Related Revenues	52,700	51,693	1,007	1.9%	102,693	97,154	5,539	5.7
Salary, bonus and benefits	(28,991)	(19,537)	(9,454)	48.4%	(53,524)	(37,725)	(15,799)	41.9
General, administrative and other	(12,782)	(8,547)	(4,235)	49.5%	(23,768)	(18,222)	(5,546)	30.4
Placement fees	—	—	—	NM	—	—	—	NM
Fee Related Expenses	(41,773)	(28,084)	(13,689)	48.7%	(77,292)	(55,947)	(21,345)	38.2
Other income, net of Non-Controlling Interest	116	156	(40)	(25.6)%	95	94	1	1.1
Fee Related Earnings	11,043	23,765	(12,722)	(53.5)%	25,496	41,301	(15,805)	(38.3)
Realized performance fees	2,929	3,074	(145)	(4.7)%	41,671	3,080	38,591	NM
Realized profit sharing expense	(2,929)	(1,340)	(1,589)	118.6%	(41,671)	(1,234)	(40,437)	NM
Net Realized Performance Fees	—	1,734	(1,734)	(100.0)%	—	1,846	(1,846)	(100.0)
Realized principal investment income	5	1,495	(1,490)	(99.7)%	3,672	1,794	1,878	104.7
Net interest loss and other	(5,507)	(2,708)	(2,799)	103.4%	(9,853)	(4,881)	(4,972)	101.9
Segment Distributable Earnings	$5,541	$24,286	$(18,745)	(77.2)%	$19,315	$40,060	$(20,745)	(51.8)%
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
In this section, references to 2020 refer to the three months ended June 30, 2020 and references to 2019 refer to the three months ended June 30, 2019.
Management fees increased by $3.1 million to $49.5 million in 2020 from $46.4 million in 2019. This change was primarily attributable to an increase in management fees earned from Athene and Athora of $2.0 million and $1.6 million, respectively.
Salary, bonus and benefits increased by $9.5 million to $29.0 million in 2020 from $19.5 million in 2019 primarily due to an increase in headcount.
General, administrative and other increased by $4.2 million to $12.8 million in 2020 from $8.5 million in 2019. This change was primarily driven by increases in technology and occupancy expenses in 2020.
Realized profit sharing expense increased by $1.6 million to $2.9 million in 2020 from $1.3 million in 2019, as a result of an increase in profit sharing expense related to the Incentive Pool. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $1.8 million related to the Incentive Pool for the three months ended June 30, 2020. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Net interest loss and other increased by $2.8 million to $5.5 million in 2020 from $2.7 million in 2019, primarily due to additional interest expense incurred as a result of the timing of issuances of debt arrangements, as described in note 11 to our condensed consolidated financial statements.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
In this section, references to 2020 refer to the six months ended June 30, 2020 and references to 2019 refer to the six months ended June 30, 2019.
Management fees increased by $6.6 million to $98.4 million in 2020 from $91.8 million in 2019. This change was primarily attributable to an increase in management fees earned from Athene and Athora of $4.1 million and $2.1 million, respectively.

Salary, bonus and benefits expense increased by $15.8 million to $53.5 million in 2020 from $37.7 million in 2019 primarily due to an increase in headcount.
General, administrative and other increased by $5.5 million to $23.8 million in 2020 from $18.2 million in 2019. The change was primarily driven by an increase in occupancy, organization and technology expenses in 2020.
Realized performance fees increased by $38.6 million to $41.7 million in 2020 from $3.1 million in 2019. The increase in realized performance fees was primarily attributable to realized performance fees generated from EPF III of $34.1 million in 2020 as a result of the sale of investments in logistics assets, while the fund had no realizations during 2019.
Realized profit sharing expense increased by $40.4 million to $41.7 million in 2020 from $1.2 million in 2019 as a result of a corresponding increase in realized performance fees as described above, and an increase in profit sharing expense related to the Incentive Pool. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $24.3 million related to the Incentive Pool for 2020. There was no profit sharing expense related to the Incentive Pool for 2019. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Net interest loss and other increased by $5.0 million to $9.9 million in 2020 from $4.9 million in 2019 primarily due to additional interest expense incurred as a result of the timing of issuances of debt arrangements, as described in note 11 to our condensed consolidated financial statements.
Summary of Distributable Earnings
The following table is a reconciliation of Distributable Earnings per share of common and equivalent to net dividend per share of common and equivalent.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Segment Distributable Earnings	$235,414	$254,817	$431,919	$485,967
Taxes and related payables	(21,040)	(14,878)	(43,233)	(29,514)
Preferred dividends	(9,165)	(9,164)	(18,329)	(18,328)
Distributable Earnings	205,209	230,775	370,357	438,125
Add back: Tax and related payables attributable to common and equivalents	17,776	12,777	37,020	25,252
Distributable Earnings before certain payables(1)	222,985	243,552	407,377	463,377
Percent to common and equivalents	54%	51%	54%	51%
Distributable Earnings before other payables attributable to common and equivalents	120,412	124,212	219,984	236,322
Less: Taxes and related payables attributable to common and equivalents	(17,776)	(12,777)	(37,020)	(25,252)
Distributable Earnings attributable to common and equivalents(2)	$102,636	$111,435	$182,964	$211,070
Distributable Earnings per share(3)	$0.46	$0.56	$0.83	$1.06
(Retained) contributed capital per share(3)	0.03	(0.06)	0.08	(0.10)
Net dividend per share(3)	$0.49	$0.50	$0.91	$0.96

(1)
Distributable Earnings before certain payables represents Distributable Earnings before the deduction for the estimated current corporate taxes and the amounts payable under Apollo’s tax receivable agreement.

(2)	“Common and equivalents” consists of total shares of Class A Common Stock outstanding and RSUs that participate in dividends.

(3)
Per share calculations are based on end of period Distributable Earnings Shares Outstanding, which consists of total shares of Class A Common Stock outstanding, AOG Units that participate in dividends and RSUs that participate in dividends.

Summary of Non-U.S. GAAP Measures
The table below sets forth a reconciliation of net income attributable to Apollo Global Management, Inc. Class A Common Stockholders to our non-U.S. GAAP performance measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net Income (Loss) Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$437,164	$155,659	$(568,218)	$295,552
Preferred dividends	9,165	9,164	18,329	18,328
Net income (loss) attributable to Non-Controlling Interests in consolidated entities	41,068	5,143	(123,341)	13,805
Net income (loss) attributable to Non-Controlling Interests in the Apollo Operating Group	511,688	172,195	(611,528)	330,043
Net Income (Loss)	$999,085	$342,161	$(1,284,758)	$657,728
Income tax provision (benefit)	140,323	16,897	(155,530)	36,551
Income Before Income Tax Provision (Benefit)	$1,139,408	$359,058	$(1,440,288)	$694,279
Transaction-related charges(1)	32,110	18,135	10,711	23,598
Charges associated with corporate conversion(2)	—	10,006	1,064	10,006
Net income (loss) attributable to Non-Controlling Interests in consolidated entities	(41,068)	(5,143)	123,341	(13,805)
Unrealized performance fees	(907,656)	(129,679)	892,525	(314,062)
Unrealized profit sharing expense	340,687	40,799	(340,496)	116,561
Equity-based profit sharing expense and other(3)	38,463	20,675	72,951	41,637
Equity-based compensation	17,747	18,237	31,817	36,660
Unrealized principal investment (income) loss	(107,110)	(31,893)	94,460	(44,221)
Unrealized net (gains) losses from investment activities and other	(277,167)	(45,378)	985,834	(64,686)
Segment Distributable Earnings(4)	$235,414	$254,817	$431,919	$485,967
Taxes and related payables	(21,040)	(14,878)	(43,233)	(29,514)
Preferred dividends	(9,165)	(9,164)	(18,329)	(18,328)
Distributable Earnings	$205,209	$230,775	$370,357	$438,125
Preferred dividends	9,165	9,164	18,329	18,328
Taxes and related payables	21,040	14,878	43,233	29,514
Realized performance fees	(10,837)	(33,335)	(76,583)	(97,124)
Realized profit sharing expense	10,837	13,306	76,583	54,445
Realized principal investment income, net	(5,219)	(11,281)	(10,802)	(22,717)
Net interest loss and other	29,050	15,014	66,184	27,706
Fee Related Earnings	$259,245	$238,521	$487,301	$448,277
Depreciation, amortization and other, net	2,712	2,733	5,823	5,312
Fee Related EBITDA	$261,957	$241,254	$493,124	$453,589
Realized performance fees	10,837	33,335	76,583	97,124
Realized profit sharing expense	(10,837)	(13,306)	(76,583)	(54,445)
Fee Related EBITDA + 100% of Net Realized Performance Fees	$261,957	$261,283	$493,124	$496,268

(1)
Transaction-related charges include contingent consideration, equity-based compensation charges and the amortization of intangible assets and certain other charges associated with acquisitions, and restructuring charges.

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

(4)	See note 17 to the condensed consolidated financial statements for more details regarding Segment Distributable Earnings for the combined segments.

The table below sets forth a reconciliation of Class A Common Stock Outstanding to our Distributable Earnings Shares Outstanding:

	As of June 30, 2020	As of June 30, 2019	As of December 31, 2019
Total Class A Common Stock Outstanding	229,189,715	200,435,587	222,994,407
Non-GAAP Adjustments:
Participating Apollo Operating Group Units	204,028,327	202,245,561	180,111,308
Vested RSUs	195,499	269,726	2,349,618
Unvested RSUs Eligible for Dividend Equivalents	8,128,861	8,832,203	6,610,369
Distributable Earnings Shares Outstanding	441,542,402	411,783,077	412,065,702
Liquidity and Capital Resources
Overview
Apollo’s business model primarily derives revenues and cash flows from the assets it manages. Apollo targets operating expense levels such that fee income exceeds total operating expenses each period. The company intends to distribute to its stockholders on a quarterly basis substantially all of its distributable earnings after taxes and related payables in excess of amounts determined to be necessary or appropriate to provide for the conduct of the business. As a result, the Company requires limited capital resources to support the working capital or operating needs of the business. While primarily met by cash flows generated through fee income received, liquidity needs are also met (to a limited extent) through proceeds from borrowings and equity issuances as described in notes 11 and 14 to the condensed consolidated financial statements, respectively. The Company had cash and cash equivalents of $939.8 million at June 30, 2020.
Due to the COVID-19 pandemic, there has been volatility in the financial markets. While the Company is not aware of any events that would result in an immediate impact to our liquidity needs, we continue to monitor developments on the global spread of COVID-19 as additional information is obtained.
Primary Sources and Uses of Cash
The Company has multiple sources of short-term liquidity to meet its capital needs, including cash on hand, annual cash flows from its activities, and available funds from the Company’s $750 million revolving credit facility as of June 30, 2020. The Company believes these sources will be sufficient to fund our capital needs for at least the next twelve months. If the Company determines that market conditions are favorable after taking into account our liquidity requirements, we may seek to issue additional senior notes, preferred equity, or other financing instruments.
The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows:

	For the Six Months Ended June 30,
	2020	2019
	(in thousands)
Operating Activities	$937,374	$450,610
Investing Activities	(774,930)	(398,247)
Financing Activities	(90,791)	315,223
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	$71,653	$367,586
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

•
During the six months ended June 30, 2020 and 2019, cash provided by operating activities primarily includes cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, offset by cash outflows for compensation, general, administrative, and other expenses. Net cash provided by operating activities also reflects the operating activity of our consolidated funds and VIEs, which primarily include cash inflows from consolidated funds and from sale of investments offset by cash outflows for purchases of investments.
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

•
During the six months ended June 30, 2020 and 2019, cash used by investing activities primarily reflects purchases of U.S. Treasury securities and other investments and net contributions to equity method investments, offset partially by proceeds from maturities of U.S. Treasury securities.

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

•
During the six months ended June 30, 2020, cash used in financing activities primarily reflects dividends to Class A Common Stockholders, distributions to Non-Controlling interest holders, and repurchases of Class A Common Stock, partially offset by proceeds from the issuance of the 2030 Senior Notes. Net cash used in financing activities also reflects the financing activity of our consolidated funds and VIEs, which primarily include cash inflows from the issuance of debt offset by cash outflows for the principal repayment of debt.

•
During the six months ended June 30, 2019, cash provided by financing activities primarily reflects proceeds from the issuance of the 2029 Senior Notes and 2039 Senior Secured Guaranteed Notes, partially offset by distributions to Class A shareholders and Non-Controlling interest holders.

Future Debt Obligations
The Company had long-term debt of $3.1 billion at June 30, 2020, which includes $3.1 billion of notes with maturities in 2024, 2026, 2029, 2030, 2039, 2048 and 2050. See note 11 to the condensed consolidated financial statements for further information regarding the Company’s debt arrangements.
Contractual Obligations, Commitments and Contingencies
The Company had unfunded general partner commitments of $0.9 billion at June 30, 2020, of which $350 million related to Fund IX. For a summary and a description of the nature of the Company’s commitments, contingencies and contractual obligations, see note 16 to the condensed consolidated financial statements and “—Contractual Obligations, Commitments and Contingencies”. The Company’s commitments are primarily fulfilled through cash flows from operations and (to a limited extent) through borrowings and equity issuances as described in notes 11 and 14 to the condensed consolidated financial statements, respectively.
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
Dividends and Distributions
For information regarding the quarterly dividends and distributions which were made at the sole discretion of the Company’s Former Manager prior to the Conversion to Class A Common Stockholders, Non-Controlling Interest holders in the Apollo Operating Group and participating securities, see note 14 to the condensed consolidated financial statements.
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
On July 30, 2020, the Company declared a cash dividend of $0.49 per Class A share, which will be paid on August 31, 2020 to holders of record at the close of business on August 18, 2020. Also, the Company declared a cash dividend of $0.398438 per share of Series A Preferred share and Series B Preferred share which will be paid on September 15, 2020 to holders of record at the close of business on August 31, 2020.
Tax Receivable Agreement
The tax receivable agreement provides for the payment to the Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that AGM Inc. and its subsidiaries realizes subject to the agreement. For more information regarding the tax receivable agreement, see note 15 to the condensed consolidated financial statements.

Share Repurchases
For information regarding the Company’s share repurchase program, see note 14 to the condensed consolidated financial statements.
Athora
On April 14, 2017, Apollo made a commitment of €125 million to purchase new Class B-1 equity interests in Athora, a strategic platform that acquires and reinsures traditional closed life insurance policies and provides capital and reinsurance solutions to insurers in Europe which, as of April 2020 was fully drawn. In January 2018, Apollo purchased Class C-1 equity interests in Athora that represent a profits interest in Athora which, upon meeting certain vesting triggers, will be convertible by Apollo into additional Class B-1 equity interests in Athora.
As part of an ongoing capital raise in connection with Athora’s acquisition of VIVAT N.V., Apollo exercised its preemptive rights and made an additional incremental commitment of approximately €58 million to purchase new Class B-1 equity interests in Athora. In addition, in April 2020, Apollo purchased Class C-2 equity interests in Athora that represent a profits interest in Athora which, upon meeting certain vesting triggers, will be convertible by Apollo into additional Class B-1 equity interests in Athora.
Apollo and Athene are minority investors in Athora with a long term strategic relationship. Through its share ownership, Apollo has approximately 19% of the total voting power in Athora, and Athene holds shares in Athora representing 10% of the total voting power in Athora. In addition, Athora shares held by funds and other accounts managed by Apollo represent, in the aggregate, approximately 16% of the total voting power in Athora.
For more information regarding unfunded general partner commitments, see “—Contractual Obligations, Commitments and Contingencies”.
Fund VIII, Fund VII, Fund VI, ANRP I and ANRP II Escrow
As of June 30, 2020, the remaining investments and escrow cash of Fund VIII, Hybrid Value Fund, Fund VII, Fund VI, ANRP I and ANRP II were valued at 113%, 109% 40%, 34%, 25% and 69% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per these funds’ partnership agreements.
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
Indemnification Liability
The Company recorded an indemnification liability in the event that our Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation to return previously distributed performance fees. See note 15 to the condensed consolidated financial statements for further information regarding the Company’s indemnification liability.
Investment Management Agreements - ISG
The Company provides asset management and advisory services to Athene as described in note 15 to the condensed consolidated financial statements.
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
Strategic Transaction with Athene Holding
On October 27, 2019 Athene Holding, AGM Inc. and the entities that form the Apollo Operating Group entered into the Transaction Agreement. Pursuant to the Transaction Agreement, Athene Holding issued, on February 28, 2020, 35,534,942 AHL Class A Common Shares to certain subsidiaries of the Apollo Operating Group in exchange for (i) issuance by the Apollo Operating Group of 29,154,519 non-voting equity interests of the Apollo Operating Group to Athene Holding and (ii) $350 million in cash. See note 18 to the condensed consolidated financial statements for further information regarding the Transaction Agreement with Athene Holding.
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
Fair Value of Financial Instruments
Except for the Company’s debt obligations (each as defined in note 11 to our condensed consolidated financial statements), Apollo’s financial instruments are recorded at fair value or at amounts whose carrying values approximate fair value. See “—Investments, at Fair Value” above. While Apollo’s valuations of portfolio investments are based on assumptions that Apollo believes are reasonable under the circumstances, the actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based. Financial instruments’ carrying values generally approximate fair value because of the short-term nature of those instruments or variable interest rates related to the borrowings.
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
Fair Value Option. Apollo has elected the fair value option for the Company’s investment in Athene Holding, the assets and liabilities of certain of its consolidated VIEs (including CLOs), the Company’s U.S. Treasury securities with original maturities greater than three months when purchased and certain of the Company’s other investments. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition. See notes 4, 6, and 7 to the condensed consolidated financial statements for further disclosure.
Equity-Based Compensation. Equity-based compensation is accounted for in accordance with U.S. GAAP, which requires that the cost of employee services received in exchange for an award is generally measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are recognized over the relevant service period. In addition, certain RSUs granted by the Company vest subject to continued employment and the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. In accordance with U.S. GAAP, equity-based compensation expense for such awards, if and when granted, will be recognized on an accelerated recognition method over the requisite service period to the extent the performance fee metrics are met or deemed probable. The addition of these performance measures helps to promote the interests of our Class A Common Stockholders and fund investors by making RSU vesting contingent on the realization and distribution of profits on our funds. Forfeitures of equity-based awards are accounted for when they occur. Apollo’s equity-based awards consist of, or provide rights with respect to, AOG Units, RSUs, share options, restricted shares, AHL Awards and other equity-based compensation awards. For more information regarding Apollo’s equity-based compensation awards, see note 13 to our condensed consolidated financial statements. The Company’s assumptions made to determine the fair value on grant date are embodied in the calculations of compensation expense.
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
Fair Value Measurements
See note 7 to our condensed consolidated financial statements for a discussion of the Company’s fair value measurements.
We continue to monitor the impact of COVID-19 in our valuation considerations. Any updated information available from the portfolio companies and relevant market data as of the date of this report were incorporated in Apollo’s valuation considerations. Where an updated forecast was not available, Apollo’s valuation assumed change in the portfolio company’s performance guided by relevant market data and our understanding of the underlying business.
As discussed in Note 7 to the condensed consolidated financial statements, Apollo utilizes valuation committees consisting of members from senior management, to review and approve the valuation results related to the investments of the funds it manages. For certain publicly traded vehicles managed by the Company, a review is performed by an independent board of directors. The Company also retains external valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. Please refer to Note 7 of this report for more details on valuation techniques employed by Apollo to determine fair value of its investments in credit, private equity and real assets investments. The following section outlines some of the additional considerations with respect to COVID-19 that are incorporated in our valuation approach.
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
Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value utilizing a model-based approach to determine fair value. Apollo’s privately valued credit portfolio is concentrated in bank loans to middle-market companies, loans backed by commercial real estate, aviation and other asset backed loans, and life settlements. Valuation approaches used to estimate the fair value of illiquid credit investments may also include the market approach and the income approach. Most private debt instruments are valued utilizing discounted cash flow models where the key valuation drivers are market yield/credit spread, timing of cash flows and recovery of principal amount. Some of the considerations incorporated in determining the key valuation inputs in our model-based valuation approaches include but are not limited to:

•	relative liquidity and change in liquidity profile of an asset class compared to underlying assets in an observable benchmark;

•	specific contractual terms such as LIBOR floor, covenants or extension features;

•	portfolio company specific business strength or weakness as it relates to COVID-19;

•	portfolio company’s liquidity profile;

•	expected maturity of debt instruments, which could be different than the contractual maturity;

•	requested or granted amendments or deferrals;

•	and expected recovery and timing of recovery for distressed debt instruments.

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
Real Assets Investments
The estimated fair value of commercial mortgage-backed securities (“CMBS”) in Apollo’s real assets funds is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Debt and equity securities that are not publicly traded or whose market prices are not readily available, such as private commercial real estate debt and equity investments in entities that own real estate, are valued at fair value utilizing a model-based approach to determine fair value. Some of the considerations incorporated in our model-based valuation approaches includes but are not limited to:

•	property type specific considerations of potential disruption e.g., higher impact on hospitality or retail than residential;

•	individual property specific considerations: region and sub-market, tenant profile and liquidity profile;

•	requested or granted amendments or deferrals;

•	expected maturity of debt instruments; for example, debt maturing in near term are priced utilizing extensions assuming borrowers may not re-finance in the current market environment; and

•	loans evaluated for possible impairment.
Recent Accounting Pronouncements
A list of recent accounting pronouncements that are relevant to Apollo and its industry is included in note 2 to our condensed consolidated financial statements.
Off-Balance Sheet Arrangements
In the normal course of business, we engage in off-balance sheet arrangements, including transactions in derivatives, guarantees, commitments, indemnifications and potential contingent repayment obligations. See note 16 to our condensed consolidated financial statements for a discussion of guarantees and contingent obligations.

Contractual Obligations, Commitments and Contingencies
The Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows as of June 30, 2020:

	Remaining 2020	2021	2022	2023	2024	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$11,671	$40,653	$47,767	$49,405	$47,020	$466,914	$663,430
Other long-term obligations(2)	13,140	4,613	1,908	674	674	—	21,009
2018 AMH Credit Facility(3)	338	675	675	358	—	—	2,046
2024 Senior Notes(3)	10,000	20,000	20,000	20,000	508,333	—	578,333
2026 Senior Notes(3)	11,000	22,000	22,000	22,000	22,000	530,983	629,983
2029 Senior Notes(3)	16,443	32,886	32,886	32,886	32,886	810,818	958,805
2030 Senior Notes(3)	6,625	13,250	13,250	13,250	13,250	571,912	631,537
2039 Senior Secured Guaranteed Notes(3)(4)	7,751	15,503	15,503	15,503	15,503	395,063	464,826
2048 Senior Notes(3)	7,500	15,000	15,000	15,000	15,000	648,750	716,250
2050 Subordinated Notes(3)	7,425	14,850	14,850	14,850	14,850	671,844	738,669
Secured Borrowing I	165	330	330	330	330	19,951	21,436
Secured Borrowing II	162	325	325	325	325	21,463	22,925
2016 AMI Term Facility I	123	246	246	246	246	18,960	20,067
2016 AMI Term Facility II	128	256	256	18,463	—	—	19,103
Obligations	$92,471	$180,587	$184,996	$203,290	$670,417	$4,156,658	$5,488,419

(1)	Operating lease obligations excludes $134.1 million of other operating expenses associated with operating leases.

(2)
Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(3)	See note 11 of the condensed consolidated financial statements for further discussion of these debt obligations.

(4)	Payments based on anticipated repayment date of July 2029.

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

(iii)
In connection with the Stone Tower acquisition, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future performance fees earned from certain of the Stone Tower funds, CLOs and strategic investment accounts. This contingent consideration liability is remeasured to fair value at each reporting period until the obligations are satisfied. See note 16 to the condensed consolidated financial statements for further information regarding the contingent consideration liability.

(iv)	Commitments from certain of our subsidiaries to contribute to the funds we manage and certain related parties.
Commitments
Certain of our management companies and general partners are committed to contribute to the funds we manage and certain related parties. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our related parties, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its related parties, the percentage of total fund commitments of Apollo and its related parties, the commitment and remaining commitment amounts of Apollo only (excluding related parties), and the percentage of total fund commitments of Apollo only (excluding related parties) for each credit, private equity and real assets fund as of June 30, 2020 as follows ($ in millions):

Fund	Apollo and Related Party Commitments	% of Total Fund Commitments	Apollo Only (Excluding Related Party) Commitments	Apollo Only (Excluding Related Party) % of Total Fund Commitments	Apollo and Related Party Remaining Commitments	Apollo Only (Excluding Related Party) Remaining Commitments
Credit:
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	$30.5	1.93%	$23.4	1.48%	$0.8	$0.6
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	449.2	30.26	29.7	2.00	—	—
Financial Credit Investment IV, L.P. (“FCI IV”)	177.3	23.07	14.3	1.86	177.3	14.3
Financial Credit Investment III, L.P. (“FCI III”)	224.3	11.76	0.1	0.01	108.3	—
Financial Credit Investment II, L.P. (“FCI II”)	244.6	15.72	—	—	114.9	—
Financial Credit Investment I, L.P. (“FCI I”)	151.3	27.07	—	—	—	—
SCRF IV	416.1	16.63	33.1	1.32	—	—
MidCap	1,859.7	77.32	126.9	5.27	74.7	6.4
Apollo Moultrie Credit Fund, L.P.	400.0	100.00	—	—	160.0	—
Apollo Accord Master Fund II, L.P.	—	—	—	—	—	—
Apollo Accord Master Fund III, L.P.	225.1	25.40	0.1	0.01	76.2	—
Apollo Revolver Fund, L.P.	322.1	61.31	10.2	1.94	322.1	10.2
Apollo Strategic Origination Partners	6,121.2	50.50	121.2	1.00	6,121.2	121.2
Athora(1)(4)	1,263.6	32.51	205.2	5.28	129.2	32.0
Other Credit	4,193.1	Various	233.3	Various	1,648.0	105.8
Private Equity:
Fund IX	1,917.5	7.75	455.2	1.84	1,464.3	350.3
Fund VIII	1,543.5	8.40	396.8	2.16	221.1	58.3
Fund VII	467.2	3.18	178.1	1.21	60.0	23.1
Fund VI	246.3	2.43	6.1	0.06	9.7	0.2
Fund V	100.0	2.67	0.5	0.01	6.2	—
Fund IV	100.0	2.78	0.2	0.01	0.5	—
AION	151.0	18.28	50.0	6.05	19.1	6.1
ANRP I	426.1	32.21	10.1	0.76	54.4	1.0
ANRP II	490.1	14.19	25.9	0.75	110.7	5.8
ANRP III	650.1	46.44	27.0	1.93	640.8	26.6
A.A. Mortgage Opportunities, L.P.	625.0	80.31	—	—	261.6	—
Apollo Rose II, L.P.	887.1	51.01	33.0	1.9	325.8	12.4
Champ, L.P.	189.2	78.25	26.1	10.8	15.8	2.4
Apollo Royalties Management, LLC	108.6	100.00	—	—	—	—
Apollo Hybrid Value Fund, L.P.	847.3	26.17	63.8	1.97	327.8	24.6
COF III	358.1	10.45	36.4	1.06	73.3	8.0
Apollo Asia Private Credit Fund, L.P.	126.5	55.12	0.1	0.04	31.9	—
AEOF	125.5	12.01	25.5	2.44	92.5	18.8
Other Private Equity	826.3	Various	104.7	Various	140.9	41.7
Real Assets:
U.S. RE Fund III	317.1	71.68	7.1	1.60	317.1	7.1
U.S. RE Fund II(2)	676.1	54.38	4.9	0.39	275.8	1.9
U.S. RE Fund I(2)	434.1	66.93	16.4	2.53	79.8	2.7
Asia RE Fund(2)	386.8	53.77	8.4	1.16	189.4	3.7
Infrastructure Equity Fund(3)	246.1	27.43	9.0	1.00	49.1	2.0
EPF III(1)	609.4	13.50	74.6	1.65	366.9	45.6
EPF II(1)	362.9	10.54	2.0	0.06	82.9	0.4
Apollo European Principal Finance Fund, L.P. (“EPF I”)(1)	301.8	20.74	19.9	1.37	48.7	4.5
Other Real Assets	397.5	Various	1.3	Various	50.4	—
Other:
Apollo SPN Investments I, L.P.	17.3	0.37	17.3	0.37	11.9	11.9
Total	$30,012.6		$2,397.9		$14,261.1	$949.6

(1)	Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.12 as of June 30, 2020.

(2)
Figures for U.S. RE Fund I include base, additional, and co-investment commitments. A co-investment vehicle within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.24 as of June 30, 2020. Figures for U.S. RE Fund II and Asia RE Fund include co-investment commitments.

(3)	Figures for Apollo Infrastructure Equity Fund include Apollo Infra Equity US Fund, L.P. and Apollo Infra Equity International Fund, L.P. commitments.

(4)	Apollo only (excluding related party) remaining commitments excludes a €250 million unfunded commitment that is subject to satisfaction of certain conditions.
On April 30, 2015, Apollo entered into the AAA Investments Credit Agreement (see note 15 of our condensed consolidated financial statements for further disclosure regarding this facility). The 2018 AMH Credit Facility, 2024 Senior Notes, 2026 Senior Notes, 2029 Senior Notes, 2030 Senior Notes, 2039 Senior Secured Guaranteed Notes, the 2048 Senior Notes and the 2050 Subordinated Notes will have future impacts on our cash uses. See note 11 of our condensed consolidated financial statements for information regarding the Company’s debt arrangements.
Contingent Obligation—Performance fees with respect to certain credit and private equity funds and real assets funds is subject to reversal in the event of future losses to the extent of the cumulative performance fees recognized in income to date. See note 16 of our condensed consolidated financial statements for a description of our contingent obligation.
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings. As of June 30, 2020, AGS had an unfunded contingent commitment of $21.6 million outstanding related to such offerings. The commitment expired on July 2, 2020 with no funding on the part of the Company.
As of June 30, 2020, one of the Company’s subsidiaries had an unfunded contingent commitment of $116.5 million, to facilitate fundings at closing by the lead arranger for syndicated term loans issued by a portfolio company of a fund managed by Apollo. The commitment expires by August 14, 2020. As of August 6, 2020, the unfunded commitment was approximately $5.5 million.

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
Certain of our funds hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize our risk exposure by limiting the counterparties with which our funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. As of June 30, 2020, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.
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
See note 16 to our condensed consolidated financial statements for a summary of the Company’s legal proceedings.
ITEM 1A.    RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our 2019 Annual Report and our Quarterly Report for the quarter ended March 31, 2020 which are accessible on the Securities and Exchange Commission's website at www.sec.gov. There have been no material changes to the risk factors for the three months ended June 30, 2020.
The risks described in our 2019 Annual Report and our Quarterly Report for the quarter ended March 31, 2020 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES
On May 12, 2020, May 19, 2020, May 27, 2020, June 2, 2020, and June 16, 2020, we issued 169,135, 1,126, 26,222, 6,659, and 152,492 shares of Class A shares, respectively, net of taxes to Apollo Management Holdings, L.P., a subsidiary of Apollo Global Management, Inc., in connection with issuances of stock to participants in the Equity Plan for an aggregate purchase price of $7.7 million, $0.05 million, $1.2 million, $0.3 million, and $7.8 million, respectively. The issuance was exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our Class A Common Stock made by us or on our behalf during the fiscal quarter ended June 30, 2020. There were no repurchases of any Class A Common Stock in the open market during the fiscal quarter ended June 30, 2020. From April 1, 2020 through June 30, 2020, the Company paid approximately $15.5 million in cash to satisfy tax withholding and cash settlement obligations in lieu of issuing shares of Class A Common Stock upon the vesting of equity awards representing 319,116 shares of Class A Common Stock.

Period	Total number of Class A Common Stock purchased(1)	Average price paid per share	Total number of Class A Common Stock purchased as part of publicly announced plans or programs(2)	Approximate dollar value of Class A Common Stock that may yet be purchased under the plans or programs (3)
April 1, 2020 through April 30, 2020	—	$—	—	$435,794,563
May 1, 2020 through May 31, 2020	—	$—	—	$428,455,838
June 1, 2020 through June 30, 2020	—	$—	—	$420,274,885
Total	—

(1)
Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted Class A Common Stock of AGM Inc. that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase Class A Common Stock on the open market and retire them. See note 14 to the condensed consolidated financial statements for further information on Class A Common Stock.

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

(3)
Amounts have been adjusted to account for reductions of Class A Common Stock to satisfy associated tax obligations in connection with the settlement of equity-based awards granted to employees under the Equity Plan.

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

Exhibit Number	Exhibit Description

4.20
Ninth Supplemental Indenture, dated as of June 5, 2020, among Apollo Management Holdings, L.P., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 5, 2020 (File No. 001-35107)).

4.21
Form of 2.650% Senior Note due 2030 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 5, 2020 (File No. 001-35107), which is incorporated by reference).

10.1
Seventh Amended and Restated Exchange Agreement, dated as of July 29, 2020, among Apollo Global Management, Inc., Apollo Principal Holdings I, L.P., Apollo Principal Holdings II, L.P., Apollo Principal Holdings III, L.P., Apollo Principal Holdings IV, L.P., Apollo Principal Holdings V, L.P., Apollo Principal Holdings VI, L.P., Apollo Principal Holdings VII, L.P., Apollo Principal Holdings VIII, L.P., Apollo Principal Holdings IX, L.P., Apollo Principal Holdings X, L.P., Apollo Principal Holdings XI, LLC, Apollo Principal Holdings XII, L.P., AMH Holdings (Cayman), L.P. and the Apollo Principal Holders (as defined therein) from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 30, 2020 (File No. 001-35107)).

*10.2
Amendment to Amended and Restated Shareholders Agreement, dated as of July 29, 2020, by and among Apollo Global Management, Inc., AP Professional Holdings, L.P., BRH Holdings, L.P., Black Family Partners, L.P., MJH Partners, L.P., MJR Foundation LLC, Leon D. Black, Marc J. Rowan and Joshua J. Harris.

*10.3
Amendment to Agreement Among Principals, dated as of July 29, 2020, by and among Leon D. Black, Marc J. Rowan, Joshua J. Harris, Black Family Partners, L.P., MJH Partners, L.P., MJR Foundation LLC, AP Professional Holdings, L.P. and BRH Holdings, L.P.

*10.4	Amendment to Roll-Up Agreement with James Zelter, dated July 29, 2020.

*10.5	Amendment to Roll-Up Agreement with Scott Kleinman, dated July 29, 2020.

*10.6	Amended and Restated Agreement of Exempted Limited Partnership of Apollo Global Carry Pool Aggregator III, L.P., dated June 29, 2020.

*10.7	Form of Award Agreement for Apollo Global Carry Pool Aggregator III, L.P.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Exhibit Description

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

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

Apollo Global Management, Inc.
(Registrant)

Date: August 7, 2020	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer and Co-Chief Operating Officer (principal financial officer and authorized signatory)