Form 10-Q
period 2020-09-30
Apollo Global Management, Inc.
filed 2020-11-06
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020 OR

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

Securities registered pursuant to Section 12(g) of the Act: None

As of November 4, 2020 there were 228,815,821 shares of Class A common stock, 1 share of Class B common stock and 1 share of Class C common stock of the registrant outstanding.

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
(i)the net asset value, or “NAV,” plus used or available leverage and/or capital commitments, or gross assets plus capital commitments, of the credit funds, partnerships and accounts for which we provide investment management or advisory services, other than certain collateralized loan obligations (“CLOs”), collateralized debt obligations (“CDOs”), and certain permanent capital vehicles, which have a fee-generating basis other than the mark-to-market value of the underlying assets;
(ii)the fair value of the investments of the private equity and real assets funds, partnerships and accounts we manage or advise plus the capital that such funds, partnerships and accounts are entitled to call from investors pursuant to capital commitments, plus portfolio level financings; for certain permanent capital vehicles in real assets, gross asset value plus available financing capacity;
(iii)the gross asset value associated with the reinsurance investments of the portfolio company assets we manage or advise; and
(iv)the fair value of any other assets that we manage or advise for the funds, partnerships and accounts to which we provide investment management, advisory, or certain other investment-related services, plus unused credit facilities, including capital commitments to such funds, partnerships and accounts for investments that may require pre-qualification or other conditions before investment plus any other capital commitments to such funds, partnerships and accounts available for investment that are not otherwise included in the clauses above.
Our AUM measure includes Assets Under Management for which we charge either nominal or zero fees. Our AUM measure also includes assets for which we do not have investment discretion, including certain assets for which we earn only investment-related service fees, rather than management or advisory fees. Our definition of AUM is not based on any definition of Assets Under Management contained in our governing documents or in any of our Apollo fund management agreements. We consider multiple factors for determining what should be included in our definition of AUM. Such factors include but are not limited to (1) our ability to influence the investment decisions for existing and available assets; (2) our ability to generate income from the underlying assets in our funds; and (3) the AUM measures that we use internally or believe are used by other investment managers. Given the differences in the investment strategies and structures among other alternative investment managers, our calculation of AUM may differ from the calculations employed by other investment managers and, as a result, this measure may not be directly comparable to similar measures presented by other investment managers. Our calculation also differs from the manner in which our affiliates registered with the SEC report “Regulatory Assets Under Management” on Form ADV and Form PF in various ways;
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

“Non-Fee-Generating AUM” refers to AUM that does not produce management fees or monitoring fees. This measure generally includes the following:
(i)fair value above invested capital for those funds that earn management fees based on invested capital;
(ii)net asset values related to general partner and co-investment interests;
(iii)unused credit facilities;
(iv)available commitments on those funds that generate management fees on invested capital;
(v)structured portfolio company investments that do not generate monitoring fees; and
(vi)the difference between gross asset and net asset value for those funds that earn management fees based on net asset value.
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

“capital deployed” or “deployment” represents (i) the aggregate amount of capital that has been invested during a given period (including leverage) by our commitment based funds and SIAs that have a defined maturity date, (ii) purchases of investments (net of sales) by our subscription and contribution based funds and mandates (including leverage), (iii) investments originated by certain of our platform companies, net of syndications to our other funds and accounts, but including syndications to third parties, and (iv) third-party investment activity in opportunities sourced by our teams for which we earn a fee and in which we participate. Deployment excludes offsetting short positions, certain credit derivatives, certain short-dated government securities, and involuntary repayment of loans and bonds;
“Contributing Partners” refer to those of our partners and their related parties (other than our Managing Partners) who indirectly beneficially own (through Holdings) Apollo Operating Group units;
“drawdown capital deployed” or “drawdown deployment” is the aggregate amount of capital that has been invested during a given period (which may, in certain cases, include leverage) by (i) our commitment-based funds and (ii) SIAs that have a defined maturity date;
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
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on September 30, 2020 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
“gross IRR” of a real assets fund excluding the principal finance funds represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on September 30, 2020 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
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
“net IRR” of a real assets fund excluding the principal finance funds represents the cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of September 30, 2020 or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019
(dollars in thousands, except share data)

	As of September 30, 2020	As of December 31, 2019
Assets:
Cash and cash equivalents	$1,838,646	$1,556,202
Restricted cash	17,694	19,779
U.S. Treasury securities, at fair value	—	554,387
Investments (includes performance allocations of $1,128,160 and $1,507,571 as of September 30, 2020 and December 31, 2019, respectively)	3,977,069	3,609,859
Assets of consolidated variable interest entities:
Cash and cash equivalents	805,529	45,329
Investments, at fair value	9,900,593	1,213,169
Other assets	183,598	41,688
Incentive fees receivable	1,028	2,414
Due from related parties	487,453	415,069
Deferred tax assets, net	678,799	473,165
Other assets	318,724	326,449
Lease assets	301,779	190,696
Goodwill	116,958	93,911
Total Assets	$18,627,870	$8,542,117
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$143,664	$94,364
Accrued compensation and benefits	221,185	64,393
Deferred revenue	120,075	84,639
Due to related parties	712,186	501,387
Profit sharing payable	666,734	758,669
Debt	3,151,247	2,650,600
Liabilities of consolidated variable interest entities:
Debt, at fair value	5,646,884	850,147
Notes payable	2,464,267	—
Other liabilities	806,333	79,572
Other liabilities	169,522	210,740
Lease liabilities	336,769	209,479
Total Liabilities	14,438,866	5,503,990
Commitments and Contingencies (see note 16)
Stockholders’ Equity:
Apollo Global Management, Inc. stockholders’ equity:
Series A Preferred Stock, 11,000,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019	264,398	264,398
Series B Preferred Stock, 12,000,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019	289,815	289,815
Class A Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 228,747,302 and 222,994,407 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—

Class B Common Stock, $0.00001 par value, 999,999,999 shares authorized, 1 share issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Class C Common Stock, $0.00001 par value, 1 share authorized, 1 share issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Additional paid in capital	929,524	1,302,587
Accumulated deficit	(396,895)	—
Accumulated other comprehensive income (loss)	2,722	(4,578)
Total Apollo Global Management, Inc. Stockholders’ equity	1,089,564	1,852,222
Non-Controlling Interests in consolidated entities	1,688,906	281,904
Non-Controlling Interests in Apollo Operating Group	1,410,534	904,001
Total Stockholders’ Equity	4,189,004	3,038,127
Total Liabilities and Stockholders’ Equity	$18,627,870	$8,542,117
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(dollars in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Management fees	$433,570	$394,547	$1,240,127	$1,162,788
Advisory and transaction fees, net	73,449	16,440	172,369	67,133
Investment income (loss):
Performance allocations	459,241	254,103	(350,483)	682,462
Principal investment income (loss)	50,722	33,393	(25,506)	99,020
Total investment income (loss)	509,963	287,496	(375,989)	781,482
Incentive fees	1,292	4,238	21,016	5,674
Total Revenues	1,018,274	702,721	1,057,523	2,017,077
Expenses:
Compensation and benefits:
Salary, bonus and benefits	163,197	126,695	453,485	369,527
Equity-based compensation	49,726	42,665	161,268	132,404
Profit sharing expense	191,809	88,610	(68,230)	280,335
Total compensation and benefits	404,732	257,970	546,523	782,266
Interest expense	34,889	27,833	98,422	70,243
General, administrative and other	90,822	85,313	259,073	238,814
Placement fees	612	256	1,380	591
Total Expenses	531,055	371,372	905,398	1,091,914
Other Income (Loss):
Net gains (losses) from investment activities	144,472	(19,790)	(851,412)	44,099
Net gains from investment activities of consolidated variable interest entities	122,119	10,631	14,061	24,728
Interest income	1,485	10,152	13,413	25,938
Other income (loss), net	10,161	(43,144)	(3,019)	(36,451)
Total Other Income (Loss)	278,237	(42,151)	(826,957)	58,314
Income (loss) before income tax (provision) benefit	765,456	289,198	(674,832)	983,477
Income tax (provision) benefit	(89,357)	231,896	66,173	195,345
Net Income (Loss)	676,099	521,094	(608,659)	1,178,822
Net (income) loss attributable to Non-Controlling Interests	(403,700)	(157,824)	331,169	(501,672)
Net Income (Loss) Attributable to Apollo Global Management, Inc.	272,399	363,270	(277,490)	677,150
Series A Preferred Stock Dividends	(4,382)	(4,382)	(13,148)	(13,148)
Series B Preferred Stock Dividends	(4,781)	(4,782)	(14,344)	(14,344)
Net Income (Loss) Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$263,236	$354,106	$(304,982)	$649,658
Net Income (Loss) Per Share of Class A Common Stock:
Net Income (Loss) Available to Class A Common Stock – Basic	$1.11	$1.64	$(1.41)	$3.07
Net Income (Loss) Available to Class A Common Stock – Diluted	$1.11	$1.63	$(1.41)	$3.06
Weighted Average Number of Shares of Class A Common Stock Outstanding – Basic	227,771,678	205,797,643	227,395,847	202,087,827
Weighted Average Number of Shares of Class A Common Stock Outstanding – Diluted	227,771,678	207,641,323	227,395,847	203,745,454

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(dollars in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income (Loss)	$676,099	$521,094	$(608,659)	$1,178,822
Other Comprehensive Income (Loss), net of tax:
Currency translation adjustments, net of tax	19,524	(14,616)	20,652	(17,021)
Net gain (loss) from change in fair value of cash flow hedge instruments	52	50	153	(1,862)
Net gain (loss) on available-for-sale securities	106	(68)	(1,242)	162
Total Other Comprehensive Income (Loss), net of tax	19,682	(14,634)	19,563	(18,721)
Comprehensive Income (Loss)	695,781	506,460	(589,096)	1,160,101
Comprehensive (Income) Loss attributable to Non-Controlling Interests	(416,781)	(144,825)	318,906	(485,619)
Comprehensive Income (Loss) Attributable to Apollo Global Management, Inc.	$279,000	$361,635	$(270,190)	$674,482

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(dollars in thousands, except share data)

    The statements below for the three and nine months ended September 30, 2019 represent Apollo Global Management, Inc. as a corporation subsequent to the Conversion:

	Apollo Global Management, Inc. Stockholders
	Class A Shares	Class A Common Stock	Class B Shares	Class B Common Stock	Class C Common Stock
Balance at July 1, 2019	200,435,587	—	1	—	—
Issuance of Class C Common Stock resulting from the Conversion	—	—	—	—	1
Payments related to issuances of Class A Common Stock for equity-based awards	226,456	—	—	—	—
Repurchase of Class A Common Stock	(143,000)	—	—	—	—
Exchange of AOG Units for Class A Common Stock	21,884,253	—	—	—	—
Reclassifications resulting from the Conversion	(222,403,296)	222,403,296	(1)	1	—
Balance as at September 30, 2019	—	222,403,296	—	1	1

Balance at January 1, 2019	201,400,500	—	1	—	—
Issuances of Class C Common Stock resulting from the Conversion	—	—	—	—	1
Payments related to issuances of Class A Common Stock for equity-based awards	2,737,557	—	—	—	—
Repurchase of Class A Common Stock	(3,719,014)	—	—	—	—
Exchange of AOG Units for Class A Common Stock	21,984,253	—	—	—	—
Reclassifications resulting from the Conversion	(222,403,296)	222,403,296	(1)	1	—
Balance as at September 30, 2019	—	222,403,296	—	1	1

	Apollo Global Management, Inc. Stockholders
	Series A Preferred Shares	Series A Preferred Stock	Series B Preferred Shares	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at July 1, 2019	$264,398	$—	$289,815	$—	$1,052,259	$(222,007)	$(5,192)	$1,379,273	$280,662	$881,055	$2,540,990
Dilution impact of issuance of Class A Common Stock	—	—	—	—	17	—	—	17	—	—	17
Capital increase related to equity-based compensation	—	—	—	—	33,867	—	—	33,867	—	—	33,867
Capital contributions	—	—	—	—	—	—	—	—	555	—	555
Dividends	(4,382)	—	(4,782)	—	22,824	(127,629)	—	(113,969)	(10,944)	(122,899)	(247,812)
Payments related to issuances of Class A Common Stock for equity-based awards	—	—	—	—	860	(4,470)	—	(3,610)	—	—	(3,610)
Repurchase of Class A Common Stock	—	—	—	—	(4,610)	—	—	(4,610)	—	—	(4,610)
Exchange of AOG Units for Class A Common Stock	—	—	—	—	112,014	—	—	112,014	—	(95,438)	16,576
Net income	4,382	—	4,782	—	—	354,106	—	363,270	7,083	150,741	521,094
Currency translation adjustments, net of tax	—	—	—	—	—	—	(1,625)	(1,625)	(11,340)	(1,651)	(14,616)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	25	25	—	25	50
Net loss on available-for-sale securities	—	—	—	—	—	—	(35)	(35)	—	(33)	(68)
Reclassification resulting from the Conversion	(264,398)	264,398	(289,815)	289,815	—	—	—	—	—	—	—
Balance at September 30, 2019	$—	$264,398	$—	$289,815	$1,217,231	$—	$(6,827)	$1,764,617	$266,016	$811,800	$2,842,433

	Apollo Global Management, Inc. Stockholders
	Series A Preferred Shares	Series A Preferred Stock	Series B Preferred Shares	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2019	$264,398	$—	$289,815	$—	$1,299,418	$(473,276)	$(4,159)	$1,376,196	$271,522	$804,122	$2,451,840
Dilution impact of issuance of Class A Common Stock	—	—	—	—	(8)	—	—	(8)	—	—	(8)
Capital increase related to equity-based compensation	—	—	—	—	102,189	—	—	102,189	—	—	102,189
Capital contributions	—	—	—	—	—	—	—	—	1,081	—	1,081
Dividends	(13,148)	—	(14,344)	—	(191,796)	(127,629)	—	(346,917)	(14,103)	(374,619)	(735,639)
Payments related to issuances of Class A Common Stock for equity-based awards	—	—	—	—	5,690	(48,753)	—	(43,063)	—	—	(43,063)
Repurchase of Class A Common Stock	—	—	—	—	(110,726)	—	—	(110,726)	—	—	(110,726)
Exchange of AOG Units for Class A Common Stock	—	—	—	—	112,464	—	—	112,464	—	(95,806)	16,658
Net income	13,148	—	14,344	—	—	649,658	—	677,150	20,888	480,784	1,178,822
Currency translation adjustments, net of tax	—	—	—	—	—	—	(1,820)	(1,820)	(13,372)	(1,829)	(17,021)
Net loss from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	(927)	(927)	—	(935)	(1,862)
Net gain on available-for-sale securities	—	—	—	—	—	—	79	79	—	83	162
Reclassifications resulting from the Conversion	(264,398)	264,398	(289,815)	289,815	—	—	—	—	—	—	—
Balance at September 30, 2019	$—	$264,398	$—	$289,815	$1,217,231	$—	$(6,827)	$1,764,617	$266,016	$811,800	$2,842,433

The statements below for the three and nine months ended September 30, 2020 represent Apollo Global Management, Inc. as a corporation subsequent to the Conversion:

	Apollo Global Management, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Stockholders’ Equity
Balance at July 1, 2020	229,189,715	1	1	264,398	289,815	1,032,442	(653,745)	(3,879)	929,031	2,107,870	1,205,036	4,241,937
Dilution impact of issuance of Class A Common Stock	—	—	—	—	—	(43)	—	—	(43)	—	—	(43)
Capital increase related to equity-based compensation	—	—	—	—	—	40,620	—	—	40,620	—	—	40,620
Capital contributions	—	—	—	—	—	—	—	—	—	8,240	—	8,240
Dividends/ Distributions	—	—	—	(4,382)	(4,781)	(116,083)	—	—	(125,246)	(538,513)	(99,974)	(763,733)
Payments related to issuances of Class A Common Stock for equity-based awards	118,587	—	—	—	—	—	(6,386)	—	(6,386)	—	—	(6,386)
Repurchase of Class A Common Stock	(561,000)	—	—	—	—	(27,412)	—	—	(27,412)	—	—	(27,412)
Net income (loss)	—	—	—	4,382	4,781	—	263,236	—	272,399	100,021	303,679	676,099
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	6,510	6,510	11,288	1,726	19,524
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	—	28	28	—	24	52
Net loss on available-for-sale securities	—	—	—	—	—	—	—	63	63	—	43	106
Balance at September 30, 2020	228,747,302	1	1	$264,398	$289,815	$929,524	$(396,895)	$2,722	$1,089,564	$1,688,906	$1,410,534	$4,189,004
Balance at January 1, 2020	222,994,407	1	1	264,398	289,815	1,302,587	—	(4,578)	1,852,222	281,904	904,001	3,038,127
Equity transaction with Athene Holding	—	—	—	—	—	(54,868)	—	—	(54,868)	—	1,214,577	1,159,709
Consolidation of VIEs	—	—	—	—	—	—	—	—	—	1,895,095	—	1,895,095
Dilution impact of issuance of Class A Common Stock	—	—	—	—	—	8,286	—	—	8,286	—	—	8,286
Capital increase related to equity-based compensation	—	—	—	—	—	133,850	—	—	133,850	—	—	133,850
Capital contributions	—	—	—	—	—	—	—	—	—	190,093	—	190,093
Dividends/ Distributions	—	—	—	(13,148)	(14,344)	(428,721)	—	—	(456,213)	(666,083)	(384,274)	(1,506,570)
Payments related to issuances of Class A Common Stock for equity-based awards	3,270,490	—	—	—	—	28,991	(91,913)	—	(62,922)	—	—	(62,922)
Repurchase of Class A Common Stock	(2,755,095)	—	—	—	—	(91,617)	—	—	(91,617)	—	—	(91,617)
Exchange of AOG Units for Class A Common Stock	5,237,500	—	—	—	—	31,016	—	—	31,016	—	(16,967)	14,049
Net income (loss)	—	—	—	13,148	14,344	—	(304,982)	—	(277,490)	(23,320)	(307,849)	(608,659)
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	7,891	7,891	11,217	1,544	20,652
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	—	82	82	—	71	153
Net loss on available-for-sale securities	—	—	—	—	—	—	—	(673)	(673)	—	(569)	(1,242)
Balance at September 30, 2020	228,747,302	1	1	$264,398	$289,815	$929,524	$(396,895)	$2,722	$1,089,564	$1,688,906	$1,410,534	$4,189,004

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(dollars in thousands, except share data)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(608,659)	$1,178,822
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	161,268	132,404
Depreciation and amortization	13,058	11,442
Unrealized (gains) losses from investment activities	839,902	(39,250)
Principal investment (income) loss	25,506	(99,020)
Performance allocations	350,483	(682,462)
Change in fair value of contingent obligations	3,629	23,740
Loss from change in tax receivable agreement liability	—	38,575
Deferred taxes, net	(114,399)	(207,630)
Net loss related to cash flow hedge instruments	—	(1,974)
Non-cash lease expense	32,991	34,592
Other non-cash amounts included in net income (loss), net	(6,550)	(24,686)
Cash flows due to changes in operating assets and liabilities:
Incentive fees receivable	1,386	3,699
Due from related parties	(65,856)	(64,891)
Accounts payable and accrued expenses	49,300	25,942
Accrued compensation and benefits	155,865	92,578
Deferred revenue	38,805	69,395
Due to related parties	1,601	56
Profit sharing payable	(82,695)	219,564
Lease liability	(16,784)	(24,266)
Other assets and other liabilities, net	(57,898)	(62,247)
Cash distributions of earnings from principal investments	16,538	34,311
Cash distributions of earnings from performance allocations	220,948	193,833
Satisfaction of contingent obligations	(12,870)	(1,827)
Apollo Fund and VIE related:
Net realized and unrealized (gains) losses from investing activities and debt	154,613	(22,568)
Cash transferred from consolidated VIEs	502,153	—
Purchases of investments	(1,557,686)	(309,262)
Proceeds from sale of investments	1,691,247	301,591
Changes in other assets and other liabilities, net	(221,180)	14,551
Net Cash Provided by Operating Activities	$1,514,716	$835,012
Cash Flows from Investing Activities:
Purchases of fixed assets	$(48,084)	$(18,600)
Acquisitions	48,518	—
Proceeds from sale of investments	21,855	2,810
Purchase of investments	(528,462)	(15,048)
Purchase of U.S. Treasury securities	(1,056,827)	(541,530)
Proceeds from maturities of U.S. Treasury securities	1,598,357	390,336
Cash contributions to equity method investments	(194,374)	(116,498)
Cash distributions from equity method investments	141,684	47,869

Issuance of related party loans	(315)	(1,775)
Repayment of related party loans	9,040	—
Other investing activities	1,141	144
Net Cash Used in Investing Activities	$(7,467)	$(252,292)
Cash Flows from Financing Activities:
Principal repayments of debt	$(16,990)	$(29)
Dividends to Preferred Stockholders	(27,492)	(27,492)
Issuance of debt	518,756	1,005,964
Satisfaction of tax receivable agreement	(48,195)	(37,234)
Repurchase of Class A Common Stock	(91,617)	(110,726)
Payments related to deliveries of Class A Common Stock for RSUs	(91,913)	(48,753)
Dividends paid	(428,721)	(319,425)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(384,274)	(374,619)
Issuance of related party loans	(28,280)	—
Repayment of related party loans	28,280	—
Other financing activities	(9,890)	(18,401)
Apollo Fund and VIE related:
Issuance of debt	830,838	—
Principal repayment of debt	(828,975)	—
Issuances of debt within other liabilities of consolidated VIEs	68,819	—
Distributions paid to Non-Controlling Interests in consolidated entities	(146,867)	(11,347)
Contributions from Non-Controlling Interests in consolidated entities	189,831	860
Net Cash Provided by (Used in) Financing Activities	$(466,690)	$58,798
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	1,040,559	641,518
Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities, Beginning of Period	1,621,310	662,875
Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities, End of Period	$2,661,869	$1,304,393
Supplemental Disclosure of Cash Flow Information:
Interest paid	$88,953	$54,584
Interest paid by consolidated variable interest entities	134,460	10,602
Income taxes paid	28,107	42,253
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash distributions from principal investments	$(4,678)	$(1,098)
Non-cash purchases of other investments, at fair value	1,153,316	—
Non-cash loss on Athene equity swap	(61,261)	—
Acquisition of goodwill	663	—
Contingent consideration	(6,208)	—
Supplemental Disclosure of Non-Cash Financing Activities:
Capital increases related to equity-based compensation	$133,850	$102,189
Issuance of restricted shares	28,991	5,690
Non-cash issuance of AOG units to Athene	1,214,577	—
Other non-cash financing activities	8,286	(8)
Non-cash distributions paid to Non-Controlling Interests in consolidated variable interest entities	(515,558)	—
Net Assets Transferred from Consolidated Variable Interest Entity:
Investments, at fair value	$9,061,907	$—
Other assets	130,907	—
Debt, at fair value	(7,344,884)	—

Other liabilities	(967,575)	—
Non-Controlling interest in consolidated entities related to acquisition	(1,382,509)	—
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$76,580	$168,058
Due to related parties	(62,531)	(39,092)
Additional paid in capital	(14,049)	(16,658)
Non-Controlling Interest in Apollo Operating Group	16,967	95,806

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Consolidated Statements of Financial Condition:
Cash and cash equivalents	$1,838,646	$1,242,817
Restricted cash	17,694	19,777
Cash and cash equivalents held at consolidated variable interest entities	805,529	41,799
Total Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$2,661,869	$1,304,393

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
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

1. ORGANIZATION
Apollo Global Management, Inc. (“AGM Inc.”, together with its consolidated subsidiaries, the “Company” or “Apollo”) is a global alternative investment manager whose predecessor was founded in 1990. Its primary business is to raise, invest and manage credit, private equity and real assets funds as well as strategic investment accounts, on behalf of pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. For these investment management services, Apollo receives management fees generally related to the amount of assets managed, transaction and advisory fees, incentive fees and performance allocations related to the performance of the respective funds that it manages. Apollo has three primary business segments:
•Credit—primarily invests in non-control corporate and structured debt instruments including performing, stressed and distressed investments across the capital structure;
•Private equity—primarily invests in control equity and related debt instruments, convertible securities and distressed debt investments; and
•Real assets—primarily invests in (i) real estate equity and infrastructure equity for the acquisition and recapitalization of real estate and infrastructure assets, portfolios, platforms and operating companies, (ii) real estate and infrastructure debt including first mortgage and mezzanine loans, preferred equity and commercial mortgage backed securities and (iii) European performing and non-performing loans, and unsecured consumer loans.
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
As of September 30, 2020, the Company owned, through six intermediate holding companies, 52.9% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group through its wholly owned subsidiaries.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is the entity through which the Managing Partners and certain of the Company’s other partners (the “Contributing Partners”) indirectly beneficially own interests in each of the entities that comprise the Apollo Operating Group. As of September 30, 2020, Holdings owned 40.4% of the economic interests in the Apollo Operating Group. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.
Athene and Apollo Strategic Transaction
On February 28, 2020, pursuant to a transaction agreement (the “Transaction Agreement”) between Athene Holding, AGM Inc. and the entities that form the Apollo Operating Group, the Apollo Operating Group issued 29,154,519 non-voting equity interests of the Apollo Operating Group to Athene Holding. As a result, as of September 30, 2020, Athene Holding owned 6.7% of the economic interests in the Apollo Operating Group. See note 15 for further disclosure regarding the Transaction Agreement.
As noted further in note 15, Apollo purchased a 17% incremental equity ownership stake in Athene, bringing Apollo’s beneficial ownership in Athene to 28.0%, at the close of the transaction. This has resulted in Apollo’s indirect ownership in certain VIEs, through Athene, being considered significant such that the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs. Accordingly, there has been a significant increase in consolidated VIE assets, liabilities and Non-Controlling Interests as of September 30, 2020 as compared to December 31, 2019.

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
Cash and Cash Equivalents
Apollo considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include money market funds and U.S. Treasury securities with original maturities of three months or less when purchased. Interest income from cash and cash equivalents is recorded in interest income in the condensed consolidated statements of operations. The carrying values of the money market funds and U.S. Treasury securities were $1.5 billion and $253.5 million as of September 30, 2020 and December 31, 2019, respectively, which approximate their fair values due to their short-term nature and are categorized as Level I within the fair value hierarchy. Substantially all of the Company’s cash on deposit is in interest bearing accounts with major financial institutions and exceed insured limits.
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
Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $78.7 million of revenue recognized during the nine months ended September 30, 2020 that was previously deferred as of January 1, 2020.
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
Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If a tax position is not considered more likely than not to be sustained, then no benefits of the position are recognized. The Company’s tax positions are reviewed and evaluated quarterly to determine whether or not the Company has uncertain tax positions that require financial statement recognition.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, Inc. primarily include the ownership interest in the Apollo Operating Group held by Managing Partners and Contributing Partners through their limited partner interests in Holdings. Additionally, Athene holds Non-Controlling Interests in the Apollo Operating Group as a result of the Transaction Agreement. Non-Controlling Interests also include ownership interests in certain consolidated funds and VIEs.
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
Use of Estimates
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
statements, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Apollo’s most significant estimates include goodwill, intangible assets, income taxes, performance allocations, incentive fees, contingent consideration obligation related to an acquisition, non-cash compensation, and fair value of investments and debt. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is unable to predict the adverse impact the COVID-19 pandemic will ultimately have. While such impact may change considerably over time, the estimates and assumptions affecting the Company’s condensed consolidated financial statements are based on information available as of September 30, 2020. Actual results could differ materially from those estimates.
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
3. GOODWILL
The carrying value of goodwill was $117.0 million and $93.9 million as of September 30, 2020 and December 31, 2019, respectively. Goodwill primarily relates to the 2007 reorganization of the Company’s predecessor business (the “2007 Reorganization”) and the Company’s acquisition of Stone Tower Capital LLC and its related management companies (“Stone Tower”) in 2012. As of September 30, 2020, there was $92.2 million, $23.8 million and $1.0 million of goodwill related to the credit, private equity and real assets segments, respectively. As of December 31, 2019, there was $69.8 million, $23.1 million and $1.0 million of goodwill related to the credit, private equity and real assets segments, respectively.
On June 26, 2020, the Company acquired the remaining portion of the PK AirFinance platform. In connection with the acquisition, the Company recognized goodwill of $22.4 million as of the acquisition date. The Company recognized $27.4 million in total goodwill related to the acquisition of the PK AirFinance platform.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
4. INVESTMENTS
The following table presents Apollo’s investments:

	As of September 30, 2020	As of December 31, 2019
Investments, at fair value	$1,884,388	$1,053,556
Equity method investments	964,521	1,048,732
Performance allocations	1,128,160	1,507,571
Total Investments	$3,977,069	$3,609,859
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
For the three and nine months ended September 30, 2020, the Company’s investment in Athene Holding, for which the fair value option was elected, met the significance criteria as defined by the SEC. As a result, the following table presents summarized financial information of Athene Holding:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Statements of Operations
Revenues	$3,275	$4,584	$6,124	13,002
Benefits and expenses	2,251	4,305	5,401	11,233
Income before income taxes	1,024	279	723	1,769
Income tax expense (benefit)	140	(14)	124	$48
Net income	884	$293	599	1,721
Net income attributable to noncontrolling interests	232	—	151	—
Net income available to Athene shareholders	$652	293	$448	1,721
Preferred stock dividends	30	17	67	17
Net income available to Athene common shareholders	$622	276	$381	$1,704
Net Gains (Losses) from Investment Activities
The following table presents the realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Realized gains on sales of investments, net	$155	$—	$2,031	$45
Net change in unrealized gains (losses) due to changes in fair value	144,317	(19,790)	(853,443)	44,054
Net gains (losses) from investment activities	$144,472	$(19,790)	$(851,412)	$44,099
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
Equity method investments consisted of the following:

	Equity Held as of
	September 30, 2020	(4)	December 31, 2019	(4)
Credit(1)	$247,775		$318,054
Private Equity(2)	624,395		632,540
Real Assets	92,351		98,138
Total equity method investments(3)	$964,521		$1,048,732
(1)    The equity method investment in AINV was $40.0 million and $51.0 million as of September 30, 2020 and December 31, 2019, respectively. The value of the Company’s investment in AINV was $24.0 million and $51.3 million based on the quoted market price of AINV as of September 30, 2020 and December 31, 2019, respectively.
(2)    The equity method investment in Fund VIII was $326.6 million and $370.7 million as of September 30, 2020 and December 31, 2019, respectively, representing an ownership percentage of 2.2% and 2.2% as of September 30, 2020 and December 31, 2019, respectively.
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
Performance Allocations
Performance allocations receivable recorded within investments in the condensed consolidated statements of financial condition from credit, private equity and real assets funds consisted of the following:

	As of September 30, 2020	As of December 31, 2019
Credit	$375,305	$418,517
Private Equity	610,269	822,531
Real Assets	142,586	266,523
Total performance allocations	$1,128,160	$1,507,571
The table below provides a roll forward of the performance allocations balance:

	Credit	Private Equity	Real Assets	Total
Performance allocations, January 1, 2020	$418,517	$822,531	$266,523	$1,507,571
Change in fair value of funds	119,555	(203,558)	(74,460)	(158,463)
Fund distributions to the Company	(162,767)	(8,704)	(49,477)	(220,948)
Performance allocations, September 30, 2020	$375,305	$610,269	$142,586	$1,128,160
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
5. PROFIT SHARING PAYABLE
Profit sharing payable consisted of the following:

	As of September 30, 2020	As of December 31, 2019
Credit	$324,000	$314,125
Private Equity	243,362	329,817
Real Assets	99,372	114,727
Total profit sharing payable	$666,734	$758,669
The table below provides a roll-forward of the profit sharing payable balance:

	Credit	Private Equity	Real Assets	Total
Profit sharing payable, January 1, 2020	$314,125	$329,817	$114,727	$758,669
Profit sharing expense	90,284	(76,406)	2,088	15,966
Payments/other	(80,409)	(10,049)	(17,443)	(107,901)
Profit sharing payable, September 30, 2020	$324,000	$243,362	$99,372	$666,734
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
Consolidated Variable Interest Entities
As noted further in note 15, Apollo purchased a 17% incremental equity ownership stake in Athene, bringing Apollo’s beneficial ownership in Athene to approximately 28.5% as of September 30, 2020. This has resulted in Apollo’s indirect ownership through Athene in several VIEs being considered significant and therefore Apollo has consolidated the financial positions and results of operations of such VIEs given that the Company also has the power to direct the activities that most significantly impact the economic performance of these VIEs. Accordingly, there has been a significant increase in consolidated VIE assets and liabilities as of September 30, 2020 when compared to December 31, 2019.
Consolidated VIEs include certain CLOs as well as certain funds managed by the Company. Through its role as collateral manager or general partner of these VIEs, the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs. In addition, the Company’s combined interests in these VIEs are significant. The assets are not available to creditors of the Company, and the investors in these consolidated VIEs have no recourse against the assets of the Company. There is no recourse to the Company for the consolidated VIEs’ liabilities.
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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	(1)	2019	(1)	2020	(1)	2019	(1)
Net gains (losses) from investment activities	$142,247		$14,892		$(358,497)		$38,679
Net gains (losses) from debt	24,249		(5,217)		205,518		(16,287)
Interest and other income	81,663		7,357		317,714		20,772
Interest and other expenses	(126,040)		(6,401)		(150,674)		(18,436)
Net gains from investment activities of consolidated variable interest entities	$122,119		$10,631		$14,061		$24,728
(1)Amounts reflect consolidation eliminations.
Senior Secured Notes, Subordinated Notes and Secured Borrowings
Included within debt, at fair value and other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts:

	As of September 30, 2020				As of December 31, 2019
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)	$5,172,758	2.95%		6.0	$757,628	1.56%		10.2
Subordinated Notes(2)	606,721	N/A	(1)	22.2	93,572	N/A	(1)	20.4
Secured Borrowings(2)(3)	265,744	2.16%		0.4	18,976	3.69%		7.8
Total	$6,045,223				$870,176
(1)The subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.
(2)The notes and borrowings of the consolidated VIEs are collateralized by assets held by each respective vehicle and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. As of September 30, 2020 and December 31, 2019, the fair value of these consolidated VIEs’ assets were $6.2 billion and $1.3 billion, respectively.
(3)As of September 30, 2020 and December 31, 2019, secured borrowings consist of consolidated VIEs’ obligations through a repurchase agreement redeemable at maturity with third party lenders. The fair value of the secured borrowings as of September 30, 2020 approximates principal outstanding due to the short term nature of the borrowings. These secured borrowings are classified as a Level

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
III liability within the fair value hierarchy. The fair value of the secured borrowing as of December 31, 2019 was $19.0 million. This secured borrowing was repaid during the nine months ended September 30, 2020.
The consolidated VIEs’ debt obligations contain various customary loan covenants. As of September 30, 2020, the Company was not aware of any instances of non-compliance with any of these covenants.
As of September 30, 2020, except for the secured borrowings, the contractual maturities for debt of the consolidated VIEs are greater than 5 years.
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

	As of September 30, 2020	As of December 31, 2019
Assets:
Cash	$351,302	$222,481
Investments	4,352,789	5,418,295
Receivables	41,636	137,165
Total Assets	$4,745,727	$5,777,941

Liabilities:
Debt and other payables	$1,318,305	$3,449,227
Total Liabilities	$1,318,305	$3,449,227

Apollo Exposure(1)	$154,248	$250,521
(1)Represents Apollo’s direct investment in those entities in which Apollo holds a significant variable interest and certain other investments. Additionally, cumulative performance allocations are subject to reversal in the event of future losses, as discussed in note 16.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
7. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of September 30, 2020
	Level I	Level II	Level III		Total	Cost
Assets
U.S. Treasury securities, at fair value	$1,164,867	$—	$—		$1,164,867	$1,164,802
Investments, at fair value:
Investment in Athene Holding	—	1,548,414	—		1,548,414	2,093,426
Other investments	—	45,011	290,963	(1)	335,974	299,920
Total investments, at fair value	—	1,593,425	290,963		1,884,388	2,393,346
Investments of VIEs, at fair value	—	2,017,654	7,831,721		9,849,375
Investments of VIEs, valued using NAV	—	—	—		51,218
Total investments of VIEs, at fair value	—	2,017,654	7,831,721		9,900,593
Derivative assets(2)	—	123	—		123
Total Assets	$1,164,867	$3,611,202	$8,122,684		$12,949,971

Liabilities
Debt of VIEs, at fair value	$—	$1,504,205	$4,142,679		$5,646,884
Other liabilities of VIEs, at fair value	—	—	23,025		23,025
Contingent consideration obligations(3)	—	—	103,273		103,273
Derivative liabilities(2)	—	89	—		89
Total Liabilities	$—	$1,504,294	$4,268,977		$5,773,271

	As of December 31, 2019
	Level I	Level II	Level III		Total	Cost
Assets
U.S. Treasury securities, at fair value	$664,249	$—	$—		$664,249	$642,176
Investments, at fair value:
Investment in Athene Holding	897,052	—	—		897,052	590,110
Other investments	—	43,094	113,410	(1)	156,504	135,686
Total investments, at fair value	897,052	43,094	113,410		1,053,556	725,796
Investments of VIEs, at fair value	—	891,256	321,069		1,212,325
Investments of VIEs, valued using NAV	—	—	—		844
Total investments of VIEs, at fair value	—	891,256	321,069		1,213,169
Derivative assets(2)	—	249	—		249
Total Assets	$1,561,301	$934,599	$434,479		$2,931,223

Liabilities
Liabilities of VIEs, at fair value	$—	$850,147	$—		$850,147
Contingent consideration obligations(3)	—	—	112,514		112,514
Derivative liabilities(2)	—	93	—		93
Total Liabilities	$—	$850,240	$112,514		$962,754
(1)    Other investments as of September 30, 2020 and December 31, 2019 excludes $27.4 million and $25.8 million, respectively, of performance allocations classified as Level III related to certain investments for which the Company has elected the fair value option. The Company’s policy is to account for performance allocations as investments.
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
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The following tables summarize the changes in financial assets measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended September 30, 2020
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$267,353	$8,015,580	$8,282,933
Purchases	18,507	95,943	114,450
Sales of investments/distributions	(12,477)	(185,327)	(197,804)
Settlements	—	(196,746)	(196,746)
Net realized gains	—	(328)	(328)
Changes in net unrealized gains	6,700	74,291	80,991
Cumulative translation adjustment	10,239	27,366	37,605
Transfer into Level III(1)	641	8,829	9,470
Transfer out of Level III(1)	—	(7,887)	(7,887)
Balance, End of Period	$290,963	$7,831,721	$8,122,684
Change in net unrealized gains included in net gains from investment activities related to investments still held at reporting date	$6,700	$—	$6,700
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	(57,888)	(57,888)

	For the Three Months Ended September 30, 2019
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$114,439	$301,066	$415,505
Sale of investments/distributions	(932)	—	(932)
Changes in net unrealized gains	1,484	10,006	11,490
Cumulative translation adjustment	(4,054)	(12,667)	(16,721)
Transfer into Level III(1)	1,693	—	1,693
Balance, End of Period	$112,630	$298,405	$411,035
Change in net unrealized gains included in net gains from investment activities related to investments still held at reporting date	$1,484	$—	$1,484
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	10,005	10,005

	For the Nine Months Ended September 30, 2020
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$113,410	$321,069	$434,479
Transfer in due to consolidation	—	7,794,128	7,794,128
Purchases	178,462	955,523	1,133,985
Sale of investments/distributions	(21,855)	(369,204)	(391,059)
Settlements	—	(634,694)	(634,694)
Net realized gains (losses)	1,751	(207)	1,544
Changes in net unrealized gains (losses)	5,519	(260,265)	(254,746)
Cumulative translation adjustment	13,309	23,582	36,891
Transfer into Level III(1)	641	79,465	80,106
Transfer out of Level III(1)	(274)	(77,676)	(77,950)
Balance, End of Period	$290,963	$7,831,721	$8,122,684
Change in net unrealized gains included in principal investment income related to investments still held at reporting date	$5,519	$—	$5,519
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	(105,191)	(105,191)

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
(1)Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from external pricing services.
The following table summarizes the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended September 30,
	2020			2019
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total	Contingent Consideration Obligations
Balance, Beginning of Period	$99,097	$4,258,747	$4,357,844	$93,223
Issuances	—	24,690	24,690	—
Repayments	—	(42,025)	(42,025)	(512)
Net realized gains	—	(1,245)	(1,245)	—
Changes in net unrealized (gains) losses(1)	4,176	(97,736)	(93,560)	3,689
Cumulative translation adjustment	—	23,273	23,273	—
Balance, End of Period	$103,273	$4,165,704	$4,268,977	$96,400

	For the Nine Months Ended September 30,
	2020			2019
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total	Contingent Consideration Obligations
Balance, Beginning of Period	$112,514	$—	$112,514	$74,487
Transfer in due to consolidation	—	4,291,286	4,291,286	—
Issuances	—	327,618	327,618	—
Repayments	(12,870)	(240,775)	(253,645)	(1,827)
Net realized gains	—	2,214	2,214
Changes in net unrealized (gains) losses(1)	3,629	(239,779)	(236,150)	23,740
Cumulative translation adjustment	—	25,140	25,140	—
Balance, End of Period	$103,273	$4,165,704	$4,268,977	$96,400
(1)Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy:

	As of September 30, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (1)
Financial Assets
Other investments	$213,602	Embedded value	N/A	N/A	N/A
	69,395	Discounted cash flow	Discount rate	18.0%	18.0%
	7,966	Third party pricing	N/A	N/A	N/A
Investments of consolidated VIEs:
Bank Loans	3,455,160	Discounted cash flow	Discount rate	2.8% - 17.6%	4.8%
		Guideline public company	TEV / EBITDA	1.3x - 16.8x	10.4x
		Guideline public company	TEV / Revenue	1.4x	1.4x
		Third party pricing	N/A	N/A	N/A
Profit Participating Notes	2,546,845	Discounted cash flow	Discount rate	7.5% - 15.0%	14.7%
Equity Securities	1,349,575	Discounted cash flow	Discount rate	4.4% - 23.0%	7.0%
		Dividend discount model	Discount rate	9.0% - 13.5%	10.7%
		Adjusted transaction value	Purchase multiple	1.12x	1.12x
		Guideline public company	Discount rate	14.0%	14.0%
		Market comparable companies	NTAV multiple	0.34x -1.2x	0.9x
		Market comparable companies	P/E multiple	7.7x	7.7x
Real Estate	382,895	Discounted cash flow	Discount rate	6.3% - 13.5%	8.3%
		Discounted cash flow	Capitalization rate	5.8% - 8.3%	6.9%
		Direct capitalization	Capitalization rate	5.5% - 8.8%	6.6%
Bonds	50,800	Discounted cash flow	Discount rate	5.0% - 12.6%	6.7%
CLO Notes	41,229	Third party pricing	N/A	N/A	N/A
Other Equity Investments	3,289	Discounted cash flow	Discount rate	4.4% - 8.2%	6.7%
Warrants	1,928	Option model	Volatility	49.0% - 62.5%	52.8%
Total Investments of Consolidated VIEs	7,831,721
Total Financial Assets	$8,122,684
Financial Liabilities
Liabilities of Consolidated VIEs:
Secured loans	$3,587,956	Discounted cash flow	Discount rate	2.0% - 11.2%	3.4%
Subordinated notes	340,999	Discounted cash flow	Discount rate	9.0% - 16.0%	14.7%
Preferred equity	213,724	Discounted cash flow	Discount rate	15.0%	15.0%
Other liabilities	23,025	Discounted cash flow	Discount rate	3.5% - 7.5%	5.5%
		Transactional value	Cost	N/A	N/A
		Third party pricing	N/A	N/A	N/A
		Guideline public company	TEV / LTM EBITDA	5.3x	5.3x
Total liabilities of Consolidated VIEs:	4,165,704
Contingent Consideration Obligation	$103,273	Discounted cash flow	Discount rate	17.0%	17.0%
Total Financial Liabilities	$4,268,977

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
N/A        Not applicable
EBITDA        Earnings before interest, taxes, depreciation and amortization
LTM        Last twelve months
NTAV        Net tangible asset value
P/E        Price-to-Earnings
TEV        Total enterprise value
(1)      Unobservable inputs were weighted based on the fair value of the investments included in the range.
Fair Value Measurement of Investment in Athene Holding
As of September 30, 2020, the fair value of Apollo’s Level II investment in Athene Holding was estimated using the closing market price of Athene Holding shares of $34.08 less a DLOM of 16.8%. The DLOM was derived based on the average remaining lock up restrictions on the shares of Athene Holding held by Apollo (36 months from the closing date of the transactions contemplated by the Transaction Agreement) and the estimated volatility in such shares of Athene Holding. The historical share price volatility of a representative set of Athene Holding’s publicly traded insurance peers was calculated over a three year period equivalent to the lock up on the shares of Athene Holding held by Apollo and used as a proxy to estimate the projected volatility in Athene Holding’s shares. As of December 31, 2019, the fair value of Apollo’s Level I investment in Athene Holding was calculated using the closing market price of Athene Holding shares of $47.03.
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
The significant unobservable inputs used in the fair value measurement of the equity securities include the discount rate applied, purchase multiple, price-to-earnings multiple and net tangible asset value in the valuation models. These

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
unobservable inputs in isolation can cause significant increases or decreases in fair value. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks.
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
    Credit Investments
The majority of investments in Apollo’s credit funds are valued based on quoted market prices and valuation models. Quoted market prices are valued based on the average of the “bid” and the “ask” quotes provided by multiple brokers wherever possible without any adjustments. Apollo will designate certain brokers to use to value specific securities. In order to determine the designated brokers, Apollo considers the following: (i) brokers with which Apollo has previously transacted, (ii) the underwriter of the security and (iii) active brokers indicating executable quotes. In addition, when valuing a security based on broker quotes wherever possible Apollo tests the standard deviation amongst the quotes received and the variance between the concluded fair value and the value provided by a pricing service. When broker quotes are not available Apollo considers the use of pricing service quotes or other sources to mark a position. When relying on a pricing service as a primary source, Apollo (i) analyzes how the price has moved over the measurement period, (ii) reviews the number of brokers included in the pricing service’s population, if available, and (iii) validates the valuation levels with Apollo’s pricing team and traders.
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
8. OTHER ASSETS
Other assets consisted of the following:

	As of September 30, 2020	As of December 31, 2019
Fixed assets	$180,793	$138,359
Less: Accumulated depreciation and amortization	(108,044)	(96,347)
Fixed assets, net	72,749	42,012
Deferred equity-based compensation(1)	85,967	132,422
Prepaid expenses	44,178	55,189
Intangible assets, net	25,161	20,615
Tax receivables	57,064	48,106
Other	33,605	28,105
Total Other Assets	$318,724	$326,449
(1)Deferred equity-based compensation relates to the value of equity-based awards that have been or are expected to be granted in connection with the settlement of certain profit sharing arrangements. A corresponding amount for awards expected to be granted of $57.5 million and $112.4 million, as of September 30, 2020 and December 31, 2019, respectively, is included in other liabilities on the condensed consolidated statements of financial condition.
Depreciation expense was $1.8 million and $2.5 million for the three months ended September 30, 2020 and 2019, respectively, and $4.9 million and $7.1 million for the nine months ended September 30, 2020 and 2019, respectively, and is presented as a component of general, administrative and other expense in the condensed consolidated statements of operations.
9. LEASES
Apollo has operating leases for office space, data centers, and certain equipment under various lease agreements.
The table below presents operating lease expenses:

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$9,587	$11,249	$35,566	$30,537
The following table presents supplemental cash flow information related to operating leases:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating cash flows for operating leases	$5,404	$582	$19,360	$20,212
As of September 30, 2020, the Company’s total lease payments by maturity are presented in the following table:

Operating Lease Payments
Remaining 2020	$5,915
2021	36,959
2022	36,168
2023	33,578
2024	31,030
Thereafter	270,469
Total lease payments	$414,119
Less imputed interest	(77,350)
Present value of lease payments	$336,769
The Company has undiscounted future operating lease payments of $250.6 million related to leases that have not commenced that were entered into as of and subsequent to September 30, 2020. Such lease payments are not yet included in the table above or the Company’s condensed consolidated statements of financial condition as lease assets and lease liabilities. These operating leases are anticipated to commence by 2022 with lease terms of approximately 15 years.
Supplemental information related to leases is as follows:

	As of September 30, 2020	As of September 30, 2019
Weighted average remaining lease term (in years)	13.7	12.5
Weighted average discount rate	3.1%	1.6%
As of December 31, 2019, the approximate aggregate minimum future payments required for operating leases under U.S. GAAP applicable to that period were as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
Aggregate minimum future payments	$28,094	$40,516	$51,184	$49,383	$47,237	$467,698	$684,112
10. INCOME TAXES
The Company’s income tax (provision) benefit totaled $(89.4) million and $231.9 million for the three months ended September 30, 2020 and 2019, respectively, and $66.2 million and $195.3 million for the nine months ended September 30, 2020 and 2019, respectively. The Company’s effective tax rate was approximately 11.7% and (80.2)% for the three months ended September 30, 2020 and 2019, respectively, and 9.8% and (19.9)% for the nine months ended September 30, 2020 and 2019, respectively.
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
In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. With a few exceptions, as of September 30, 2020, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2017 through 2019 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax return of a subsidiary for the 2011 tax year. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2018. No provisions with respect to these examinations have been recorded.
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
The Company records additional deferred tax assets as a result of the step-up in the tax basis of assets and intangibles resulting from exchanges of AOG Units for Class A Common Stock by the Managing and Contributing Partners. A related liability is recorded in “Due to Related Parties” in the condensed consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among APO Corp., the Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 15). The benefit the Company obtains from the difference in the tax asset recognized and the related liability results in an increase to additional paid in capital. The amortization period for the portion of the increase in tax basis related to intangibles is 15 years. The realization of the remaining portion of the increase in tax basis relates to the disposition of the underlying assets to which the step-up is attributed. The associated deferred tax assets reverse over the same corresponding time periods.
The table below presents the impact to the deferred tax asset, tax receivable agreement liability and additional paid in capital related to the exchange of AOG Units for Class A Common Stock.

Exchange of AOG Units for Class A Common Stock	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Nine Months Ended September 30, 2020	$76,580	$62,531	$14,049
For the Nine Months Ended September 30, 2019	$168,058	$39,092	$16,658
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
11. DEBT
Debt consisted of the following:

	As of September 30, 2020				As of December 31, 2019
	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate
2024 Senior Notes(1)	$497,654	$552,105	(4)	4.00%	$497,164	$529,333	(4)	4.00%
2026 Senior Notes(1)	497,089	575,491	(4)	4.40	496,704	540,713	(4)	4.40
2029 Senior Notes(1)	674,749	792,870	(4)	4.87	674,727	761,780	(4)	4.87
2030 Senior Notes(1)	494,273	501,906	(4)	2.65	—	—		—
2039 Senior Secured Guaranteed Notes(1)	316,807	370,392	(5)	4.77	316,100	354,093	(5)	4.77
2048 Senior Notes(1)	296,602	369,164	(4)	5.00	296,510	350,331	(4)	5.00
2050 Subordinated Notes(1)	296,527	296,625	(4)	4.95	297,008	304,125	(4)	4.95
Secured Borrowing I(2)	18,734	18,624	(3)	1.84	17,921	17,921	(3)	1.99
Secured Borrowing II(2)	19,925	19,713	(3)	1.71	—	—		—
2014 AMI Term Facility II(2)	—	—		—	17,266	17,266	(3)	1.75
2016 AMI Term Facility I(2)	19,773	19,773	(3)	1.30	18,915	18,915	(3)	1.30
2016 AMI Term Facility II(2)	19,114	19,114	(3)	1.40	18,285	18,285	(3)	1.40
Total Debt	$3,151,247	$3,535,777			$2,650,600	$2,912,762

(1)Includes amortization of note discount, as applicable. Outstanding balance is presented net of unamortized debt issuance costs:

	As of September 30, 2020	As of December 31, 2019
2024 Senior Notes	$1,979	$2,394
2026 Senior Notes	2,662	3,014
2029 Senior Notes	5,443	5,928
2030 Senior Notes	4,296	—
2039 Senior Secured Guaranteed Notes	8,193	8,900
2048 Senior Notes	3,101	3,185
2050 Subordinated Notes	3,473	2,992
Total	$29,147	$26,413
(2)Apollo Management International LLP (“AMI”), a subsidiary of the Company, entered into several credit facilities (collectively referred to as the “AMI Facilities”) to fund the Company’s investment in certain European CLOs it manages:

Facility	Date	Loan Amount
Secured Borrowing I	December 19, 2019	€15,984
Secured Borrowing II	March 5, 2020	€17,000
2016 AMI Term Facility I	January 18, 2016	€16,870
2016 AMI Term Facility II	June 22, 2016	€16,308
The Secured Borrowings consists of obligations through repurchase agreements redeemable at maturity with third party lenders. The weighted average remaining maturity of Secured Borrowing I and II is 10.9 years.
(3)Fair value is based on obtained broker quotes. These notes are classified as a Level III liability within the fair value hierarchy based on the number and quality of broker quotes obtained, the standard deviations of the observed broker quotes and the percentage deviation from external pricing services. For instances where broker quotes are not available, a discounted cash flow method is used to obtain a fair value.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
(4)Fair value is based on obtained broker quotes. These notes are classified as a Level II liability within the fair value hierarchy based on the number and quality of broker quotes obtained, the standard deviations of the observed broker quotes and the percentage deviation from external pricing services.
(5)Fair value is based on a discounted cash flow method. These notes are classified as a Level III liability within the fair value hierarchy.
2018 AMH Credit Facility—On July 11, 2018, AMH as borrower (the “Borrower”) entered into a new credit agreement (the “2018 AMH Credit Facility”) with the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent for the lenders. The 2018 AMH Credit Facility provides for a $750 million revolving credit facility to the Borrower with a final maturity date of July 11, 2023. The 2018 AMH Credit Facility is to remain available until its maturity, and any undrawn revolving commitments bear a commitment fee. The interest rate on the 2018 AMH Credit Facility is based on adjusted London Inter-bank Offered Rate (“LIBOR”) and the applicable margin as of September 30, 2020 was 1.00%. The commitment fee on the $750 million undrawn 2018 AMH Credit Facility as of September 30, 2020 was 0.09%.
Borrowings under the 2018 AMH Credit Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. The Borrower may incur incremental facilities in respect of the 2018 AMH Credit Facility in an aggregate amount not to exceed $250 million plus additional amounts so long as the Borrower is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. As of September 30, 2020, the 2018 AMH Credit Facility was undrawn.
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
2029 Senior Notes—On February 7, 2019, AMH issued $550 million in aggregate principal amount of its 4.872% Senior Notes due 2029, at an issue price of 99.999% of par. On June 11, 2019, AMH issued an additional $125 million in aggregate principal amount of its 4.872% Senior Notes due 2029 (the “Additional Notes”), at an issue price of 104.812% of par. The Additional Notes constitute a single class of securities with the previously issued senior notes due 2029 (collectively, the “2029 Senior Notes”). Interest on the 2029 Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 2029 Senior Notes will mature on February 15, 2029. The discount is amortized into interest expense on the condensed consolidated statements of operations over the term of the 2029 Senior Notes. The Company is obligated to settle the 2029 Senior Notes for the face amount of $675 million.
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
As of September 30, 2020, the indentures governing the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2048 Senior Notes and the 2050 Subordinated Notes (the “Indentures”) include covenants that restrict the ability of AMH and, as applicable, the guarantors of the notes under the Indentures to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries, or merge, consolidate or sell, transfer or lease assets. The Indentures also provide for customary events of default.
As of September 30, 2020, the indenture governing the 2039 Senior Secured Guaranteed Notes includes a series of covenants and restrictions customary for transactions of this type, including covenants that (i) require the Issuer to maintain specified reserve accounts to be used to make required payments in respect of the 2039 Senior Secured Guaranteed Notes, (ii) relate to prepayments and related payments of specified amounts, including specified make-whole payments under certain circumstances and (iii) relate to recordkeeping, access to information and similar matters.
The following table presents the interest expense incurred related to the Company’s debt:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Interest Expense:(1)
2018 AMH Credit Facility	$316	$334	$945	$961
2024 Senior Notes	5,163	5,163	15,489	15,489
2026 Senior Notes	5,628	5,629	16,885	16,885
2029 Senior Notes	8,229	8,412	24,687	19,514
2030 Senior Notes	3,465	—	4,428	—
2039 Senior Secured Guaranteed Notes	4,111	4,112	12,334	5,071
2048 Senior Notes	3,781	3,781	11,343	11,343
2050 Subordinated Notes	3,742	—	11,228	—
AMI Term Facilities/Secured Borrowings	454	402	1,083	980
Total Interest Expense	$34,889	27,833	$98,422	$70,243
(1)Debt issuance costs incurred are amortized into interest expense over the term of the debt arrangement, as applicable.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
12. NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK
The table below presents basic and diluted net income per share of Class A Common Stock using the two-class method:

	Basic and Diluted
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020		2019
Numerator:
Net income (loss) attributable to Apollo Global Management, Inc. Class A Common Stockholders	$263,236	$354,106	$(304,982)		$649,658
Dividends declared on Class A Common Stock(1)	(112,075)	(100,355)	(413,858)		(305,901)
Dividends on participating securities(2)	(4,008)	(4,450)	(14,863)		(13,524)
Earnings allocable to participating securities	(5,853)	(11,440)	—	(3)	(16,003)
Undistributed income (loss) attributable to Class A Common Stockholders: Basic	141,300	237,861	(733,703)		314,230
Dilution effect on distributable income attributable to unvested RSUs	—	1,200	—		2,355
Undistributed income (loss) attributable to Class A Common Stockholders: Diluted	$141,300	$239,061	$(733,703)		$316,585
Denominator:
Weighted average number of shares of Class A Common Stock outstanding: Basic	227,771,678	205,797,643	227,395,847		202,087,827
Dilution effect of unvested RSUs	—	1,843,680	—		1,657,627
Weighted average number of shares of Class A Common Stock outstanding: Diluted	227,771,678	207,641,323	227,395,847		203,745,454
Net Income per share of Class A Common Stock: Basic(4)
Distributed Income	$0.49	$0.50	$1.80		$1.52
Undistributed Income (Loss)	0.62	1.14	(3.21)		1.55
Net Income (Loss) per share of Class A Common Stock: Basic	$1.11	$1.64	$(1.41)		$3.07
Net Income per share of Class A Common Stock: Diluted(4)
Distributed Income	$0.49	$0.49	$1.80		$1.51
Undistributed Income (Loss)	0.62	1.14	(3.21)		1.55
Net Income per share of Class A Common Stock: Diluted	$1.11	$1.63	$(1.41)		$3.06
(1)See note 14 for information regarding the quarterly dividends declared and paid during 2020 and 2019.
(2)Participating securities consist of vested and unvested RSUs that have rights to dividends and unvested restricted shares.
(3)No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A Common Stockholders.
(4)For the three months and nine months ended September 30, 2020, all of the classes of securities were determined to be anti-dilutive. For the three and nine months ended September 30, 2019, unvested RSUs were determined to be dilutive, and were accordingly included in the diluted earnings per share calculation. For the three and nine months ended September 30, 2019, the share options, AOG Units and participating securities were determined to be anti-dilutive and were accordingly excluded from the diluted earnings per share calculation.
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
Apollo Global Management, Inc. has one share of Class B Common Stock outstanding, which is held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the share of Class B Common Stock is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for shares of Class A Common Stock, subject to the terms of the AGM Inc. Certificate of Incorporation. The Class B Common Stock has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or dividends. The Class B Common Stock has no dividend rights and only a de minimis liquidation right. The Class B Common Stock represented 47.2% and 44.8% of the total voting power of the Company’s Class A Common Stock and Class B Common Stock with respect to the limited matters upon which they were entitled to vote together as a single class pursuant to the Company’s governing documents as of September 30, 2020 and 2019, respectively.
The following table summarizes the anti-dilutive securities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average vested RSUs	137,606	109,317	600,651	527,476
Weighted average unvested RSUs	8,149,823	N/A	7,831,201	N/A
Weighted average unexercised options	—	200,000	—	202,778
Weighted average AOG Units outstanding(1)	174,873,808	195,985,046	175,447,257	200,149,596
Weighted average unvested restricted shares	1,148,241	954,304	1,212,620	989,684
(1)Excludes AOG Units owned by Athene. Athene can only redeem their AOG Units by selling to Apollo or to a different buyer with Apollo’s agreement as detailed in the Liquidity Agreement (see note 15). As these AOG Units are not convertible into shares of Class A Common Stock, they are excluded when calculating diluted net income per share.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
During the nine months ended September 30, 2020 and September 30, 2019, the Company awarded Performance Grants of 2.1 million and 1.3 million RSUs to certain employees with a grant date fair value of $81.5 million and $27.6 million, respectively, which vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense. In accordance with U.S. GAAP, equity-based compensation expense for these and other Performance Grants will be recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable.
Additionally, the Company entered into an agreement in 2018 with several employees under which RSUs would be granted starting in 2020 if year-over-year growth in certain discretionary earnings metrics were attained prior to grant and they remained employed at the grant date. Once granted, the awards vest subject to continued employment and the Company’s receipt of performance revenues sufficient to cover the associated equity-based compensation expense. In connection with these agreements, the Company granted 0.3 million RSUs with a grant date fair value of $11.7 million that were fully vested and expensed during the three months ended June 30, 2020. No additional awards were granted during the three months ended September 30, 2020.
The following table summarizes the equity based compensation expense recognized relating to Performance Grants:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Equity-based compensation	$19,925	$16,456	$77,255	$45,587
The fair value of all RSU grants made during the nine months ended September 30, 2020 and September 30, 2019 was $185.1 million and $102.2 million, respectively.
The following table presents the forfeiture rates and equity-based compensation expense recognized:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Forfeiture rate	0.5%	0.5%	6.8%	1.7%
Equity-based compensation	$40,473	$33,771	$133,273	$101,709
The following table summarizes RSU activity:

	Unvested		Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2020	9,784,693		$26.38	2,349,618	12,134,311	(1)
Granted	4,364,141		42.42	—	4,364,141
Forfeited	(949,090)		$22.83	(17,185)	(966,275)
Vested	(2,486,605)		30.46	2,486,605	—
Issued	—		$28.20	(4,661,031)	(4,661,031)
Balance at September 30, 2020	10,713,139	(2)	$32.28	158,007	10,871,146	(1)

(1)Amount excludes RSUs which have vested and have been issued in the form of Class A Common Stock.
(2)RSUs were expected to vest over the weighted average period of 2.3 years.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
Below is a reconciliation of the equity-based compensation allocated to AGM Inc.:

	For the Nine Months Ended September 30, 2020
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, Inc.
RSUs, share options and restricted share awards	$152,998	—%	$—	$152,998
Other equity-based compensation awards	8,270	47.1	3,898	4,372
Total equity-based compensation	$161,268		3,898	157,370
Less other equity-based compensation awards(2)			(3,898)	(23,520)
Capital increase related to equity-based compensation			$—	$133,850

	For the Nine Months Ended September 30, 2019
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, Inc.
RSUs, share options and restricted share awards	$113,254	—%	$—	$113,254
Other equity-based compensation awards	19,150	44.8	8,576	10,574
Total equity-based compensation	$132,404		8,576	123,828
Less other equity-based compensation awards(2)			(8,576)	(21,639)
Capital increase related to equity-based compensation			$—	$102,189
(1)Calculated based on average ownership percentage for the period considering issuances of Class A shares or Class A Common Stock, as applicable, during the period.
(2)Includes equity-based compensation reimbursable by certain funds.
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
Holders of Class A Common Stock are entitled to participate in dividends from the Company on a pro rata basis. As of September 30, 2020, the holders of Class A Common Stock had limited voting rights.
During the three and nine months ended September 30, 2020 and 2019, the Company issued shares of Class A Common Stock in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of shares of Class A Common Stock issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of shares of Class A Common Stock issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment.
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
The table below summarizes the issuance of shares of Class A Common Stock for equity-based awards:

	For the Nine Months Ended September 30,
	2020	2019
Shares of Class A Common Stock issued in settlement of vested RSUs and share options exercised(1)	4,661,031	4,146,944
Reduction of shares of Class A Common Stock issued(2)	(1,972,369)	(1,585,734)
Shares of Class A Common Stock purchased related to share issuances and forfeitures(3)	581,828	(103,954)
Issuance of shares of Class A Common Stock for equity-based awards	3,270,490	2,457,256
(1)The gross value of shares issued was $216.8 million and $127.2 million for the nine months ended September 30, 2020 and 2019, respectively, based on the closing price of a share of Class A Common Stock at the time of issuance.
(2)Cash paid for tax liabilities associated with net share settlement was $91.9 million and $48.8 million for the nine months ended September 30, 2020 and 2019, respectively.
(3)Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted shares of Class A Common Stock of AGM Inc. that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase shares of Class A Common Stock on the open market and retire them. During the nine months ended September 30, 2020 and 2019, we issued 636,425 and 163,024 of such restricted shares and 168,591 and 102,089 of such RSUs under the Equity Plan, respectively, and repurchased 19,549 and 265,113 shares of Class A Common Stock in open-market transactions not pursuant to a publicly-announced repurchase plan or program, respectively. In addition, there were 54,597 and 1,865 restricted shares forfeited during the nine months ended September 30, 2020 and 2019, respectively.
Additionally, during the nine months ended September 30, 2020 and 2019, 2,735,546 and 3,453,901 shares of Class A Common Stock were repurchased in open market transactions as part of the publicly announced share repurchase program discussed above, respectively, and such shares were subsequently canceled by the Company. The Company paid $90.7 and $102.4 million for these open market share repurchases during the nine months ended September 30, 2020 and 2019, respectively.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Dividend Declaration Date	Dividend per share of Class A Common Stock	Payment Date	Dividend to Class A Common Stockholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
January 31, 2019	$0.56	February 28, 2019	$113.3	$113.3		$226.6	$5.0
N/A	—	April 12, 2019	—	45.4	(1)	45.4	—
May 2, 2019	0.46	May 31, 2019	92.2	93.0		185.2	4.1
July 31, 2019	0.50	August 30, 2019	100.4	101.0		201.4	4.4
N/A	—	August 15, 2019	—	4.1	(1)	4.1	—
N/A	—	September 26, 2019	—	17.8	(1)	17.8	—
October 31, 2019	0.50	November 29,2019	111.5	90.1		201.6	4.4
For the Year Ended December 31, 2019	$2.02		$417.4	$464.7		$882.1	$17.9
January 30, 2020	$0.89	February 28, 2020	$205.6	$155.6		$361.2	$7.2
N/A	—	April 15, 2020	—	43.0	(1)	43.0	—
May 1, 2020	0.42	May 29, 2020	96.2	85.7		181.9	3.6
July 30, 2020	0.49	August 31, 2020	112.1	100.0		212.1	4.0
For the Nine Months Ended September 30, 2020	$1.80		$413.9	$384.3		$798.2	$14.8
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
Non-Controlling Interests
As discussed in note 1, Athene Holding acquired 29,154,519 non-voting equity interests of the Apollo Operating Group, which as of September 30, 2020 represented a 6.7% economic interest in the Apollo Operating Group. The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to Non-Controlling Interests consisted of the following:

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to Non-Controlling Interests in consolidated entities:
Interest in management companies and a co-investment vehicle(1)	$1,037	$827	$2,316	$2,853
Other consolidated entities	98,984	6,256	(25,636)	18,035
Net income (loss) attributable to Non-Controlling Interests in consolidated entities	$100,021	$7,083	$(23,320)	$20,888

Net income (loss) attributable to Non-Controlling Interests in the Apollo Operating Group:
Net income (loss)	$676,099	$521,094	$(608,659)	$1,178,822
Net income (loss) attributable to Non-Controlling Interests in consolidated entities	(100,021)	(7,083)	23,320	(20,888)
Net income (loss) after Non-Controlling Interests in consolidated entities	576,078	514,011	(585,339)	1,157,934
Adjustments:
Income tax provision (benefit)(2)	89,357	(231,896)	(66,173)	(195,345)
NYC UBT and foreign tax (provision) benefit(3)	(11,966)	(1,913)	(22,609)	(6,286)
Net income (loss) in non-Apollo Operating Group entities	46	38,724	64	39,270
Series A Preferred Stock Dividends	(4,382)	(4,382)	(13,148)	(13,148)
Series B Preferred Stock Dividends	(4,781)	(4,782)	(14,344)	(14,344)
Total adjustments	68,274	(204,249)	(116,210)	(189,853)
Net income (loss) after adjustments	644,352	309,762	(701,549)	968,081
Weighted average ownership percentage of Apollo Operating Group	47.1%	48.7%	46.7%	49.6%
Net income (loss) attributable to Non-Controlling Interests in Apollo Operating Group	$303,679	$150,741	$(307,849)	$480,784

Net Income (loss) attributable to Non-Controlling Interests	$403,700	$157,824	$(331,169)	$501,672
Other comprehensive income (loss) attributable to Non-Controlling Interests	13,081	(12,999)	12,263	(16,053)
Comprehensive Income (Loss) attributable to Non-Controlling Interests	$416,781	$144,825	$(318,906)	$485,619
(1)Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of the credit funds managed by Apollo.
(2)Reflects all taxes recorded in our condensed consolidated statements of operations. Of this amount, U.S. federal, state, and local corporate income taxes attributable to AGM Inc. and its subsidiaries are added back to income of the Apollo Operating Group before calculating Non-Controlling Interests as the income allocable to the Apollo Operating Group is not subject to such taxes.
(3)Reflects NYC UBT and foreign taxes that are attributable to the Apollo Operating Group and its subsidiaries related to its operations in the U.S. as partnerships and in non-U.S. jurisdictions as corporations. As such, these amounts are considered in the income attributable to the Apollo Operating Group.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of September 30, 2020	As of December 31, 2019
Due from Related Parties:
Due from credit funds	$172,570	$186,495
Due from private equity funds	34,926	27,724
Due from real assets funds	29,749	26,626
Due from portfolio companies	49,826	53,394
Due from Contributing Partners, employees and former employees	200,382	120,830
Total Due from Related Parties	$487,453	$415,069
Due to Related Parties:
Due to Managing Partners and Contributing Partners	$316,387	$302,050
Due to credit funds	8,375	7,213
Due to private equity funds	349,483	191,620
Due to real assets funds	37,941	504
Total Due to Related Parties	$712,186	$501,387
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
The tax receivable agreement provides for the payment to the Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that AGM Inc. and its subsidiaries realizes as a result of the increases in tax basis of assets that resulted from the 2007 Reorganization, the Conversion, and other exchanges of AOG Units for Class A Common Stock that have occurred in prior years. AGM Inc. and its subsidiaries retain the benefit from the remaining 15% of actual cash tax savings. If the Company does not make the required annual payment on a timely basis as outlined in the tax receivable agreement, interest is accrued on the balance until the payment date.
As a result of the exchanges of AOG Units for Class A Common Stock during the nine months ended September 30, 2020 and 2019, a $62.5 million and $39.1 million liability was recorded, respectively, to estimate the amount of the future expected payments to be made by AGM Inc. and its subsidiaries to the Managing Partners and Contributing Partners pursuant to the tax receivable agreement.
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
Due from Contributing Partners, Employees and Former Employees
As of September 30, 2020 and December 31, 2019, due from Contributing Partners, Employees and Former Employees includes various amounts due to the Company including employee loans and return of profit sharing distributions. As of September 30, 2020 and December 31, 2019, the balance included interest-bearing employee loans receivable of $17.4 million and $17.1 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The Company recorded a receivable from the Contributing Partners and certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of September 30, 2020 and December 31, 2019 of $174.6 million and $88.5 million, respectively.
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
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions with respect to Fund IV, Fund V and Fund VI, the Company will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. The Company recorded an indemnification liability of $12.8 million and $12.7 million as of September 30, 2020 and December 31, 2019, respectively.
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
The following table presents the general partner obligation to return previously distributed performance allocations related to certain funds by segment:

	As of September 30, 2020	As of December 31, 2019
Credit	$—	$—
Private Equity	348,418	189,252
Real Assets	36,695	—
Total general partner obligation	$385,113	$189,252
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

As of September 30, 2020
Sub-Allocation Fees:
Core Assets(1)	0.065%
Core Plus Assets(2)	0.130%
Yield Assets(3)	0.375%
High Alpha Assets(4)	0.700%
Cash, Treasuries, Equities and Alternatives(5)	—%
(1)Core assets include public investment grade corporate bonds, municipal securities, agency residential or commercial mortgage backed securities and obligations of any governmental agency or government sponsored entity that is not expressly backed by the U.S. government.
(2)Core plus assets include private investment grade corporate bonds, fixed rate first lien commercial mortgage loans and obligations issued or assumed by a financial institution (such an institution, a “financial issuer”) and determined by Apollo to be “Tier 2 Capital” under the Basel III recommendations developed by the Basel Committee on Banking Supervision (or any successor to such recommendations).
(3)Yield assets include non-agency residential mortgage-backed securities, investment grade collateralized loan obligations, certain asset-backed securities, commercial mortgage-backed securities, emerging market investments, below investment grade corporate bonds, subordinated debt obligations, hybrid securities or surplus notes issued or assumed by a financial issuer, as rated preferred equity, residential mortgage loans, bank loans, investment grade infrastructure debt and certain floating rate commercial mortgage loans.
(4)High alpha assets include subordinated commercial mortgage loans, below investment grade collateralized loan obligations, unrated preferred equity, debt obligations originated by MidCap, below investment grade infrastructure debt, certain loans originated directly by Apollo and agency mortgage derivatives.
(5)With respect to Equities and Alternatives, Apollo earns performance revenues of 0% to 20%.
Athene and Apollo Strategic Transaction
On October 28, 2019 Athene Holding, AGM Inc. and the entities that form the Apollo Operating Group entered into the Transaction Agreement, pursuant to which, among other things:
•(i) Athene Holding issued, on February 28, 2020 (the “Closing Date”), 35,534,942 Class A common shares of Athene Holding (the “AHL Class A Common Shares”) to certain subsidiaries of the Apollo Operating Group in exchange for (i) issuance by the Apollo Operating Group of 29,154,519 non-voting equity interests of the Apollo Operating Group to AHL and (ii) $350 million in cash (“Share Issuance”);
•Athene Holding has granted to AGM Inc. the right to purchase additional AHL Class A Common Shares from the Closing Date until 180 days thereafter to the extent the issued and outstanding AHL Class A Common Shares beneficially owned by Apollo and certain of its related parties and employees (collectively, the “Apollo Parties”) (inclusive of AHL Class A Common Shares over which any such persons have a valid proxy) do not equal at least 35% of the issued and outstanding AHL Class A Common Shares, on a fully diluted basis;

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
•A representative of the Apollo Operating Group will have the right to purchase up to that number of AHL Class A Common Shares that would increase by up to 5% the percentage of the issued and outstanding AHL Class A Common Shares beneficially owned by the Apollo Parties (inclusive of AHL Class A Common Shares over which any such persons have a valid proxy), calculated on a fully diluted basis;
•Athene Holding has amended and restated its Twelfth Amended and Restated Bye-laws of Athene Holding to, among other items, eliminate Athene Holding’s multi-class share structure (“Multi-Class Share Elimination”). In connection with the Multi-Class Share Elimination, (i) all of the Class B common shares of Athene Holding would be converted into an equal number of AHL Class A Common Shares on a one-for-one basis and (ii) all of the Class M common shares of Athene Holding was converted into a combination of AHL Class A Common Shares and warrants to purchase AHL Class A Common Shares.
Liquidity Agreement
In connection with the consummation of the Share Issuance and the Multi-Class Share Elimination, AGM Inc. has also entered into a Liquidity Agreement, dated as of the Closing Date, with Athene Holding (the “Liquidity Agreement”), pursuant to which, once each quarter, Athene Holding is entitled to request to sell a number of AOG Units or request AGM Inc. to sell a number of AGM Inc. Class A Common Stock or AOG Units representing at least $50 million, in each case, in exchange for payment of the Cash Amount (as defined below). If Athene Holding intends to exercise such sale request, it will provide a notice of such intent to sell such AOG Units to AGM Inc. Upon receipt of such notice, subject to certain restrictions described below, AGM Inc. will consummate, or, in the case of an AOG Transaction (as defined below), permit the consummation of, one of the following transactions:
•a transaction whereby AGM Inc. purchases AOG Units from Athene Holding at a price agreed upon, in good faith, by AGM Inc. and Athene Holding (a “Purchase Transaction”);
•if Athene Holding and AGM Inc. do not agree to consummate a Purchase Transaction, AGM Inc. will use its best efforts to consummate a public offering of AGM Inc. Class A Common Stock, the proceeds (net of certain commissions, fees and expenses consistent with customary and prevailing market practices for similar offerings) of which will be used to fund the purchase of AOG Units from Athene Holding (a “Registered Sale”);
•if AGM Inc. notifies Athene Holding that it cannot consummate a Registered Sale, upon Athene Holding’s request, AGM Inc. will use its best efforts to consummate a sale of AGM Inc. Class A Common Stock pursuant to an exemption from the registration requirements of the Securities Act, the proceeds (net of certain commissions, fees and expenses consistent with customary and prevailing market practices for similar offerings) of which will be used to fund the purchase of AOG Units from Athene Holding (a “Private Placement,” and collectively with a Purchase Transaction and a Registered Sale, a “Sale Transaction”); or
•if AGM Inc. elects (in its sole discretion) not to consummate a Sale Transaction, Athene Holding will be permitted to sell AOG Units in one or more transactions that are exempt from the registration requirements of the Securities Act, subject to certain restrictions (an “AOG Transaction”).
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
As of September 30, 2020 and December 31, 2019, the Company held a 28.5% and an 11.3% ownership interest in the Class A Common Shares of Athene Holding, respectively.
Athora
The Company, through ISGI, provides investment advisory services to certain portfolio companies of Apollo funds and Athora, a strategic platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). The Company has commitments to make additional equity investments in Athora of $320.5 million as of September 30, 2020, $293.0 million of which is subject to certain conditions.
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

The Company earns a base management fee on the aggregate market value of substantially all of the investment accounts of or relating to Athora and also a sub-advisory fee on the Athora Sub-Advised assets, which varies depending on the specific asset class.
The following table presents the revenues earned in aggregate from Athene and Athora:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues earned in aggregate from Athene and Athora, net(1)(2)	$363,746	$141,273	$(297,924)	$505,780
(1)    Consisting of management fees, sub-advisory fees, performance revenues (net of related profit sharing expense) and changes in the market value of the Athene Holding shares owned directly by Apollo. These amounts exclude the deferred revenue recognized as management fees associated with the vesting of Athene Holding restricted share awards (“AHL Awards”) granted to employees of Apollo.
(2)    Gains (losses) on the market value of the shares of Athene Holding owned directly by Apollo were $145.0 million and $(19.2) million for the three months ended September 30, 2020 and 2019, respectively, and $(851.4) million and $42.6 million for the nine months ended September 30, 2020 and 2019, respectively.
AAA Investments Credit Agreement
On April 30, 2015, Apollo entered into a revolving credit agreement with AAA Investments (the “AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company shall make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR plus 1.5%. The Company receives an annual commitment fee of 0.125% on the unused portion of the loan. As of December 31, 2019, $8.7 million had been advanced by the Company and

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
remained outstanding on the AAA Investments Credit Agreement. As of September 30, 2020, there were no amounts advanced and outstanding on the AAA Investments Credit Agreement and all amounts previously advanced had been repaid. AAA Investments was obligated to pay the aggregate borrowings plus accrued interest at the earlier of (a) the third anniversary of the closing date, or (b) the date that was fifteen months following the initial public offering of shares of Athene Holding (the “Maturity Date”). On January 30, 2019, the Company and AAA agreed to extend the maturity date of the AAA Investments Credit Agreement to December 31, 2020.
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at September 30, 2020. From time to time, this entity is involved in transactions with related parties of Apollo, including portfolio companies of the funds Apollo manages, whereby AGS earns underwriting and transaction fees for its services.
16. COMMITMENTS AND CONTINGENCIES
Investment Commitments—As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of September 30, 2020 and December 31, 2019 of $1.0 billion and $1.1 billion, respectively, of which $351.1 million and $394.0 million related to Fund IX.
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of September 30, 2020, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.
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

On August 3, 2017, a complaint was filed in the United States District Court for the Middle District of Florida against AGM Inc., a senior partner of Apollo and a former principal of Apollo by Michael McEvoy on behalf of a purported class of employees of subsidiaries of CEVA Group, LLC (“CEVA Group”) who purchased shares in CEVA Investment Limited (“CIL”), the former parent company of CEVA Group. The complaint alleged that the defendants breached fiduciary duties to and defrauded the plaintiffs by inducing them to purchase shares in CIL and subsequently participating in a debt restructuring of CEVA Group in which shareholders of CIL did not receive a recovery. On February 9, 2018, the Bankruptcy Court for the Southern District of New York held that the claims asserted in the complaint were assets of CIL, which is a chapter 7 debtor, and that the complaint was null and void as a violation of the automatic stay. McEvoy subsequently revised his complaint to attempt to assert claims that do not belong to CIL. The amended complaint no longer named any individual defendants, but Apollo Management VI, L.P. and CEVA Group were added as defendants. The amended complaint sought damages of approximately €30 million and asserts, among other things, claims for violations of the Investment Advisers Act of 1940,

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
breach of fiduciary duties, and breach of contract. On December 7, 2018, after receiving permission from the Bankruptcy Court, McEvoy filed his amended complaint in the District Court in Florida. On January 18, 2019, Apollo filed a motion to dismiss the amended complaint. A hearing on that motion was held December 3, 2019. On January 6, 2020, the Florida court granted in part Apollo’s motion to dismiss, dismissing McEvoy’s Investment Advisers Act claim with prejudice, and denying without prejudice Apollo’s motion with respect to the remaining claims, and directing the parties to conduct limited discovery, and submit new briefing, solely with respect to the statute of limitations.  On July 30, 2020, Apollo and CEVA filed a joint motion for summary judgment on statute of limitations grounds. Briefing has not yet concluded with respect to Apollo and CEVA’s motion. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

On December 21, 2017, Harbinger Capital Partners II, LP, Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Harbinger Capital Partners Special Situations GP, LLC, Harbinger Capital Partners Offshore Manager, L.L.C., Global Opportunities Breakaway Ltd. (in voluntary liquidation), and Credit Distressed Blue Line Master Fund, Ltd. (collectively, “Harbinger”) commenced an action in New York Supreme Court captioned Harbinger Capital Partners II LP et al. v. Apollo Global Management LLC, et al. (No. 657515/2017). The complaint named as defendants (i) AGM Inc., (ii) the funds managed by Apollo that invested in SkyTerra Communications, Inc. (“SkyTerra”) equity before selling their interests to Harbinger under an April 2008 agreement that closed in 2010, and (iii) six former SkyTerra directors, five of whom are current or former Apollo employees. The complaint alleged that during the period of Harbinger’s various equity and debt investments in SkyTerra, from 2004 to 2010, the defendants concealed from Harbinger material defects in SkyTerra technology that was to be used to create a new mobile wi-fi network. The complaint alleged that Harbinger would not have made investments in SkyTerra totaling approximately $1.9 billion had it known of the defects, and that the public disclosure of these defects ultimately led to SkyTerra filing for bankruptcy in 2012 (after it had been renamed LightSquared). The complaint asserted claims against (i) all defendants for fraud, civil conspiracy, and negligent misrepresentation, (ii) AGM Inc. and the Apollo-managed funds only for breach of fiduciary duty, breach of contract, and unjust enrichment, and (iii) the SkyTerra director defendants only for aiding and abetting breach of fiduciary duty. The complaint sought $1.9 billion in damages, as well as punitive damages, interest, costs, and fees. This action was stayed from February 14, 2018, through June 12, 2019. On February 14, 2018, the defendants moved the United States Bankruptcy Court for the Southern District of New York to reopen the LightSquared bankruptcy proceeding for the limited purpose of enforcing Harbinger’s assignment and release in that bankruptcy of the claims that it asserted in the New York state court action. Briefing and hearing on this motion were adjourned while the state court stay was pending. On June 12, 2019, Harbinger voluntarily discontinued the state action without prejudice subject to a tolling agreement. On June 12, 2019, Apollo voluntarily withdrew its bankruptcy court motion subject to a right to refile the motion if Harbinger were to refile the state court action. On June 8, 2020, Harbinger refiled its litigation in New York Supreme Court, captioned Harbinger Capital Partners II, LP et al. v. Apollo Global Management, LLC et al. (No. 652342/2020).  The complaint adds eight new defendants: two former SkyTerra executives, one former SkyTerra consultant, and five entities that were Harbinger’s counterparties in a transaction involving TVCC One Six Holdings LLC (“TVCC”).  It also adds three new claims relating to Harbinger’s contention that the new defendants induced Harbinger to buy TVCC to support SkyTerra’s network even though they allegedly knew that the network had material defects. On August 11, 2020, state court Justice Peter Sherwood entered the parties’ agreed stipulation staying the litigation until the earlier of (i) November 15, 2020, or (ii) a party sending a termination notice (which can only be sent under certain limited circumstances). Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
Defendants filed motions to dismiss on March 25, 2019, and those motions were fully briefed. On July 26, 2019, the state court denied defendants’ motions to dismiss, except it reserved judgment on the question whether it has personal jurisdiction over certain defendants, including the Apollo defendants. On September 12, 2019, all parties to the state and federal actions reached a settlement in principle that would resolve both actions. The plaintiffs in the federal action voluntarily dismissed their action on October 28, 2019, and the settlement was submitted to the state court for approval. On October 19, 2020, the state court entered an order preliminarily approving the settlement, directing notice to shareholders, and scheduling a final-approval hearing for January 12, 2021. The settlement requires no payment from any Apollo defendants.

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
On October 21, 2019, a putative class action complaint was filed in the Delaware Court of Chancery against Presidio, Inc. (“Presidio”), all of the members of Presidio’s board of directors (including five directors who are affiliated with Apollo), and BC Partners Advisors L.P. and Port Merger Sub, Inc. (together, “BCP”) challenging the then-pending acquisition of Presidio by BCP (the “Merger”).  The action is captioned Firefighters Pension System of City of Kansas City, Missouri Trust v. Presidio, Inc. et al, C.A. No. 2019-0839-JTL.  The original complaint alleged that the Presidio directors breached their fiduciary duties in connection with the negotiation of the Merger and that the disclosures Presidio made in its filings with the SEC in connection with the Merger omitted material information, and that BCP aided and abetted those alleged breaches. On November 5, 2019, the Court of Chancery held a hearing on a motion by plaintiffs to preliminarily enjoin the stockholder vote and denied that motion.  On January 28, 2020, following the closing of the Merger, plaintiffs filed an amended class action complaint, adding as defendants AGM Inc. and AP VIII Aegis Holdings, L.P. (together, the “Apollo Defendants”) and LionTree Advisors, LLC (Presidio’s financial advisor in connection with the Merger).  The amended complaint alleges, among other things, that the Presidio directors breached their fiduciary duties in connection with the Merger, that the filings with the SEC in connection with the Merger omitted material information, that the Apollo Defendants were controlling stockholders of

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
Presidio and breached their alleged fiduciary duties to Presidio’s public stockholders, and that BCP, LionTree and the Apollo Defendants aided and abetted breaches of fiduciary duties.  The amended complaint seeks, among other relief, declaratory relief, class certification, and unspecified money damages. The defendants have filed motions to dismiss the amended complaint and filed supporting memoranda April 30, 2020. Oral argument on defendants’ motions to dismiss was held on October 29, 2020, and the court took the argument and submissions under advisement with a decision to follow. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
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
On January 15, 2020, DISH Network L.L.C. (“DISH”) filed a lawsuit in the Circuit Court of Cook County, Illinois against Terrier Media Buyer, Inc. d/b/a Cox Media Group (“CMG”), AGM Inc., NBI Holdings, LLC, Camelot Media Buyer, Inc. and Camelot Media Holdings, LLC., among other defendants. DISH’s lawsuit alleges that the defendants engaged in a series of transactions designed to take control of certain local television broadcast stations in a way that deprived DISH of its contractual right to retransmit to its subscribers the signals of certain of the local broadcast television stations. DISH seeks a declaration that it may continue to retransmit under its prior retransmission agreement, among other relief. On the same day it filed its lawsuit, DISH obtained an ex parte temporary restraining order (“TRO”) that enjoined all defendants (i) from taking any action to interfere with performance of a retransmission agreement concerning certain local television stations, (ii) from prohibiting DISH from retransmitting the signals of those stations, and (iii) from otherwise interfering with DISH’s right to retransmit the signals of those stations. On January 24, 2020, the Circuit Court of Cook County extended the TRO. On the same day, the defendants removed the case to the U.S. District Court for the Northern District of Illinois. DISH subsequently moved to remand the case back to state court, which motion was denied, and for leave to name additional AGM Inc. subsidiaries as defendants, which motion was granted in part and denied in part. The court granted DISH leave to name AP IX Titan Holdings GP, LLC and AP IX (PMC) VoteCo, LLC as defendants in DISH’s amended complaint. On May 1, 2020, DISH filed its first amended complaint, which served as the basis for DISH’s request for a preliminary injunction. On July 20, 2020, the court denied DISH’s motion for a preliminary injunction and dissolved the TRO on July 22, 2020. On July 21, 2020, the court denied DISH’s request to stay dissolution of the TRO, and that order was affirmed by the United States Court of Appeals for the Seventh Circuit on July 22, 2020. DISH’s appeal of the district court’s decision denying its request for a preliminary injunction remains pending. DISH filed its opening brief on appeal on September 8, 2020. The defendants filed their response brief on October 22, 2020. While the appeal of the preliminary injunction decision remains pending, proceedings in the district court are continuing. On October 14, 2020, DISH filed a second amended complaint against CMG, AGM Inc., NBI Holdings, LLC, Camelot Media Buyer, Inc., Camelot Media Holdings, LLC and Northwest Broadcasting, Inc. The second amended complaint does not name any other defendant. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
On March 12, 2020, AGM Inc. and several investment funds managed by subsidiaries of AGM Inc. (the “Apollo Funds”) were added as defendants in a class action filed by plaintiff Zachary Blair on December 7, 2017, in the Superior Court of California.  Plaintiff alleges he is a former employee of Classic Party Rentals, a party equipment rental company previously owned by the Apollo Funds.  Plaintiff alleges that Classic Party Rentals failed to comply with California wage and hour and related laws, and also has asserted claims based on various provisions of the California labor code and California’s unfair competition laws.  On October 11, 2019, the court certified a class of current and former non-exempt drivers, assistant drivers, and organizer employees of Classic Party Rentals who were paid on an hourly basis and who worked at Classic Party Rentals in California at any time from December 7, 2013, through the date of the class certification order. After being served with the complaint in July 2020, AGM Inc. filed a motion to dismiss all claims against it. That motion remains pending. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
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
On June 3, 2020, a group of former MPM shareholders seeking appraisal of their MPM shares in a consolidated appraisal proceeding, In re Appraisal of MPM Holdings, Inc., C.A. No. 2019-0519 (Del. Ch.), moved for leave to file a verified amended appraisal petition and class-action complaint. In that motion, the petitioners stated that they seek leave to assert claims for breach of fiduciary duty and/or aiding and abetting breaches of fiduciary duty against AGM Inc., an affiliated Apollo fund, certain former MPM directors (including three Apollo officers and employees), and members of the consortium that acquired MPM, based on alleged actions related to the May 2019 merger. The petitioners also seek to consolidate their appraisal proceeding with the Frank Funds action, and notified the Delaware Chancery Court via letter on September 23, 2020, that they had reached an agreement in principle with Frank Funds to consolidate the two cases. The Delaware Court of Chancery has not yet ruled on the motion. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
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
Commitments and Contingencies—Other long-term obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of September 30, 2020, fixed and determinable payments due in connection with these obligations were as follows:

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	Remaining 2020	2021	2022	2023	2024	Thereafter	Total
Other long-term obligations	$9,347	$9,908	$1,947	$703	$703	$—	$22,608
Contingent Obligations—Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through September 30, 2020 and that would be reversed approximates $2.0 billion. Management views the possibility of all of the investments becoming worthless as remote. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of September 30, 2020 and December 31, 2019, there were no open underwriting commitments.
Contingent Consideration—In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future performance revenues earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future performance revenue payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the remaining contingent obligation was $103.3 million and $112.5 million as of September 30, 2020 and December 31, 2019, respectively.
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
•Decisions related to the allocation of resources such as staffing decisions including hiring and locations for deployment of the new hires;
•Decisions related to capital deployment such as providing capital to facilitate growth for the business and/or to facilitate expansion into new businesses;
•Decisions related to expenses, such as determining annual discretionary bonuses and equity-based compensation awards to its employees. With respect to compensation, management seeks to align the interests of certain professionals and selected other individuals with those of the investors in the funds and those of Apollo’s stockholders by providing such individuals a profit sharing interest in the performance fees earned in relation to the funds. To achieve that objective, a certain amount of compensation is based on Apollo’s performance and growth for the year; and
•Decisions related to the amount of earnings available for dividends to Class A Common Stockholders, holders of RSUs that participate in dividends and holders of AOG Units that participate in dividends.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The following tables present financial data for Apollo’s reportable segments.

	As of and for the Three Months Ended September 30, 2020
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$246,159	$128,446	$51,847	426,452
Advisory and transaction fees, net	51,376	20,108	878	72,362
Performance fees(1)	2,204	—	—	2,204
Fee Related Revenues	299,739	148,554	52,725	501,018
Salary, bonus and benefits	(61,975)	(53,451)	(29,513)	(144,939)
General, administrative and other	(40,367)	(25,099)	(11,869)	(77,335)
Placement fees	(425)	(188)	—	(613)
Fee Related Expenses	(102,767)	(78,738)	(41,382)	(222,887)
Other income (loss), net of Non-Controlling Interest	(780)	23	59	(698)
Fee Related Earnings	196,192	69,839	11,402	277,433
Realized performance fees	7,614	2,025	7,806	17,445
Realized profit sharing expense	(7,614)	(2,025)	(7,806)	(17,445)
Net Realized Performance Fees	—	—	—	—
Realized principal investment income, net(2)	928	1,598	356	2,882
Net interest loss and other	(14,010)	(14,580)	(6,216)	(34,806)
Segment Distributable Earnings(3)	$183,110	$56,857	$5,542	$245,509
Total Assets(3)	$4,314,160	$2,873,066	$833,780	$8,021,006
(1)Represents certain performance fees related to business development companies, Redding Ridge Holdings and MidCap.
(2)Realized principal investment income, net includes dividends from our permanent capital vehicles, net of such amounts used to compensate employees.
(3)Refer below for a reconciliation of total revenues, total expenses, other loss and total assets for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses, total consolidated other income (loss) and total assets.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended September 30, 2019
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$198,867	$131,643	$47,862	$378,372
Advisory and transaction fees, net	5,530	10,655	377	16,562
Performance fees(1)	6,449	—	—	6,449
Fee Related Revenues	210,846	142,298	48,239	401,383
Salary, bonus and benefits	(51,746)	(45,807)	(19,306)	(116,859)
General, administrative and other	(33,403)	(26,603)	(10,734)	(70,740)
Placement fees	(190)	(65)	(1)	(256)
Fee Related Expenses	(85,339)	(72,475)	(30,041)	(187,855)
Other loss, net of Non-Controlling Interest	(597)	(135)	(6)	(738)
Fee Related Earnings	124,910	69,688	18,192	212,790
Realized performance fees	3,530	63,742	162	67,434
Realized profit sharing expense	(1,674)	(22,084)	(65)	(23,823)
Net Realized Performance Fees	1,856	41,658	97	43,611
Realized principal investment income, net(2)	5,845	8,114	415	14,374
Net interest loss and other	(6,106)	(8,911)	(3,234)	(18,251)
Segment Distributable Earnings (3)	$126,505	$110,549	$15,470	$252,524
(1)Represents certain performance fees related to business development companies, Redding Ridge Holdings and MidCap.
(2)Realized principal investment income, net includes dividends from our permanent capital vehicles, net of such amounts used to compensate employees.
(3)Refer below for a reconciliation of total revenues, total expenses and other income (loss) for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income (loss) and total assets.
     The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments:

	For the Three Months Ended September 30,
	2020	2019
Total Consolidated Revenues	$1,018,274	$702,721
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(27,479)	(19,990)
Adjustments related to consolidated funds and VIEs(1)	22,084	4,079
Performance fees(2)	(457,754)	(250,642)
Principal investment income	(54,107)	(34,785)
Total Fee Related Revenues	501,018	401,383
Realized performance fees	17,445	67,434
Realized principal investment income, net and other	1,198	13,532
Total Segment Revenues	$519,661	$482,349
(1)Represents advisory fees, management fees and performance fees earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.
(2)Excludes certain performance fees related to business development companies, Redding Ridge Holdings and MidCap.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments:

	For the Three Months Ended September 30,
	2020	2019
Total Consolidated Expenses	$531,055	$371,372
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(26,339)	(20,563)
Reclassification of interest expenses	(34,889)	(27,833)
Transaction-related charges, net(1)	(10,835)	(5,201)
Charges associated with corporate conversion(2)	(2,829)	(6,994)
Equity-based compensation	(17,962)	(15,802)
Total profit sharing expense(3)	(213,494)	(107,124)
Dividend-related compensation expense	(1,820)	—
Total Fee Related Expenses	222,887	187,855
Realized profit sharing expense	17,445	23,823
Total Segment Expenses	$240,332	$211,678
(1)Represents the addition of expenses of consolidated funds and VIEs, transaction-related charges, non-cash expenses related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative expenses. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions, and restructuring charges.
(2)Represents expenses incurred in relation to the Conversion, as described in note 1.
(3)Includes unrealized profit sharing expense, realized profit sharing expense and equity based profit sharing expense and other.
The following table reconciles total consolidated other income (loss) to total other loss for Apollo’s reportable segments:

	For the Three Months Ended September 30,
	2020	2019
Total Consolidated Other Income (Loss)	$278,237	$(42,151)
Adjustments related to consolidated funds and VIEs(1)	(121,425)	(10,338)
Loss from change in tax receivable agreement liability	—	38,575
Net (gains) losses from investment activities	(144,839)	19,783
Interest income and other, net of Non-Controlling Interest	(12,671)	(6,607)
Other Loss, net of Non-Controlling Interest	(698)	(738)
Net interest loss and other	(33,122)	(17,409)
Total Segment Other Loss	$(33,820)	$(18,147)
(1)Represents the addition of other income of consolidated funds and VIEs.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The following table presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Segment Distributable Earnings:

	For the Three Months Ended September 30,
	2020	2019
Income before income tax provision	$765,456	$289,198
Transaction-related charges(1)	10,835	5,201
Charges associated with corporate conversion(2)	2,829	6,994
Loss from change in tax receivable agreement liability	—	38,575
Net income attributable to Non-Controlling Interests in consolidated entities	(100,021)	(7,083)
Unrealized performance fees	(440,310)	(183,208)
Unrealized profit sharing expense	168,368	61,098
Equity-based profit sharing expense and other(3)	27,681	22,203
Equity-based compensation	17,962	15,802
Unrealized principal investment income	(49,406)	(20,411)
Unrealized net (gains) losses from investment activities and other	(157,885)	24,155
Segment Distributable Earnings	$245,509	$252,524
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

	As of and for the Nine Months Ended September 30, 2020
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$679,109	$381,306	$150,227	1,210,642
Advisory and transaction fees, net	80,399	85,253	5,191	170,843
Performance fees(1)	8,048	—	—	8,048
Fee Related Revenues	767,556	466,559	155,418	1,389,533
Salary, bonus and benefits	(171,789)	(149,133)	(83,037)	(403,959)
General, administrative and other	(112,991)	(68,863)	(35,637)	(217,491)
Placement fees	(1,089)	(295)	—	(1,384)
Fee Related Expenses	(285,869)	(218,291)	(118,674)	(622,834)
Other income (loss), net of Non-Controlling Interest	(2,167)	48	154	(1,965)
Fee Related Earnings	479,520	248,316	36,898	764,734
Realized performance fees	37,834	6,717	49,477	94,028
Realized profit sharing expense	(37,530)	(7,021)	(49,477)	(94,028)
Net Realized Performance Fees	304	(304)	—	—
Realized principal investment income, net(2)	4,112	5,544	4,028	13,684
Net interest loss and other	(42,981)	(41,940)	(16,069)	(100,990)
Segment Distributable Earnings(3)	$440,955	$211,616	$24,857	$677,428
Total Assets(3)	$4,314,160	$2,873,066	$833,780	$8,021,006

(1)Represents certain performance fees related to business development companies, Redding Ridge Holdings and MidCap.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
(2)Realized principal investment income, net includes dividends from our permanent capital vehicles, net of such amounts used to compensate employees.
(3)Refer below for a reconciliation of total revenues, total expenses, other loss and total assets for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses, total consolidated other income (loss) and total assets.

	For the Nine Months Ended September 30, 2019
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$571,884	$391,777	$139,645	$1,103,306
Advisory and transaction fees, net	13,888	47,048	5,748	66,684
Performance fees(1)	16,371	—	—	16,371
Fee Related Revenues	602,143	438,825	145,393	1,186,361
Salary, bonus and benefits	(146,515)	(129,307)	(57,031)	(332,853)
General, administrative and other	(92,546)	(75,427)	(28,956)	(196,929)
Placement fees	(42)	(548)	(1)	(591)
Fee Related Expenses	(239,103)	(205,282)	(85,988)	(530,373)
Other income, net of Non-Controlling Interest	967	4,024	88	5,079
Fee Related Earnings	364,007	237,567	59,493	661,067
Realized performance fees	24,887	136,429	3,242	164,558
Realized profit sharing expense	(13,069)	(63,900)	(1,299)	(78,268)
Net Realized Performance Fees	11,818	72,529	1,943	86,290
Realized principal investment income, net(2)	16,803	18,079	2,209	37,091
Net interest loss and other	(15,148)	(22,694)	(8,115)	(45,957)
Segment Distributable Earnings(3)	$377,480	$305,481	$55,530	$738,491

(1)Represents certain performance fees related to business development companies, Redding Ridge Holdings and MidCap.
(2)Realized principal investment income, net includes dividends from our permanent capital vehicles, net of such amounts used to compensate employees.
(3)Refer below for a reconciliation of total revenues, total expenses, other loss and total assets for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses, total consolidated other income (loss) and total assets.

The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments:

	For the Nine Months Ended September 30,
	2020	2019
Total Consolidated Revenues	$1,057,523	$2,017,077
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(88,167)	(72,966)
Adjustments related to consolidated funds and VIEs(1)	36,798	5,801
Performance fees(2)	358,188	(661,828)
Principal investment (income) loss	25,191	(101,723)
Total Fee Related Revenues	1,389,533	1,186,361
Realized performance fees	94,028	164,558
Realized principal investment income, net and other	10,315	34,564
Total Segment Revenues	$1,493,876	$1,385,483

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
(1)Represents advisory fees, management fees and performance fees earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.
(2)Excludes certain performance fees related to business development companies, Redding Ridge Holdings and MidCap.
The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments:

	For the Nine Months Ended September 30,
	2020	2019
Total Consolidated Expenses	$905,398	$1,091,914
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(80,212)	(73,270)
Reclassification of interest expenses	(98,422)	(70,243)
Transaction-related charges, net(1)	(21,546)	(28,799)
Charges associated with corporate conversion(2)	(3,893)	(17,000)
Equity-based compensation	(49,779)	(52,462)
Total profit sharing expense(3)	(22,532)	(319,767)
Dividend-related compensation expense	(6,180)	—
Total Fee Related Expenses	622,834	530,373
Realized profit sharing expense	94,028	78,268
Total Segment Expenses	$716,862	$608,641
(1)Represents the addition of expenses of consolidated funds and VIEs, transaction-related charges, non-cash expenses related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative expenses. Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions, and restructuring charges.
(2)Represents expenses incurred in relation to the Conversion, as described in note 1.
(3)Includes unrealized profit sharing expense, realized profit sharing expense and equity based profit sharing expense and other.
The following table reconciles total consolidated other income (loss) to total other loss for Apollo’s reportable segments:

	For the Nine Months Ended September 30,
	2020	2019
Total Consolidated Other Income (Loss)	$(826,957)	$58,314
Adjustments related to consolidated funds and VIEs(1)	(11,157)	(23,839)
Loss from change in tax receivable agreement liability	—	38,575
Net (gains) losses from investment activities	849,293	(44,095)
Interest income and other, net of Non-Controlling Interest	(13,144)	(23,876)
Other Income (Loss), net of Non-Controlling Interest	(1,965)	5,079
Net interest loss and other	(97,621)	(43,430)
Total Segment Other Loss	$(99,586)	$(38,351)
(1)Represents the addition of other income of consolidated funds and VIEs.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The following table presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Segment Distributable Earnings:

	For the Nine Months Ended September 30,
	2020	2019
Income (Loss) before income tax (provision) benefit	$(674,832)	$983,477
Transaction-related charges(1)	21,546	28,799
Charges associated with corporate conversion(2)	3,893	17,000
Loss from change in tax receivable agreement liability	—	38,575
Net (income) loss attributable to Non-Controlling Interests in consolidated entities	23,320	(20,888)
Unrealized performance fees	452,215	(497,270)
Unrealized profit sharing expense	(172,128)	177,659
Equity-based profit sharing expense and other(3)	100,632	63,840
Equity-based compensation	49,779	52,462
Unrealized principal investment (income) loss	45,054	(64,632)
Unrealized net (gains) losses from investment activities and other	827,949	(40,531)
Segment Distributable Earnings	$677,428	$738,491

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

The following table presents the reconciliation of Apollo’s total reportable segment assets to total assets:

	As of September 30, 2020	As of December 31, 2019
Total reportable segment assets	$8,021,006	$7,337,517
Adjustments(1)	10,606,864	1,204,600
Total assets	$18,627,870	$8,542,117
(1)    Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.
18. SUBSEQUENT EVENTS

Dividends
On October 29, 2020, the Company declared a cash dividend of $0.51 per share of Class A Common Stock, which will be paid on November 30, 2020 to holders of record at the close of business on November 20, 2020.
On October 29, 2020, the Company declared a cash dividend of $0.398438 per share of Series A Preferred Stock and Series B Preferred Stock, which will be paid on December 15, 2020 to holders of record at the close of business on November 30, 2020.

ITEM 1A. UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of September 30, 2020
	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$1,838,640	$6	$—	$1,838,646
Restricted cash	17,694	—	—	17,694
U.S. Treasury securities, at fair value	—	—	—	—
Investments	4,185,949	363	(209,243)	3,977,069
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	805,529	—	805,529
Investments, at fair value	—	10,156,109	(255,516)	9,900,593
Other assets	—	189,795	(6,197)	183,598
Incentive fees receivable	1,028	—	—	1,028
Due from related parties	560,942	—	(73,489)	487,453
Deferred tax assets, net	678,799	—	—	678,799
Other assets	319,217	—	(493)	318,724
Lease assets	301,779	—	—	301,779
Goodwill	116,958	—	—	116,958
Total Assets	$8,021,006	$11,151,802	$(544,938)	$18,627,870
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$143,664	$—	$—	$143,664
Accrued compensation and benefits	221,185	—	—	221,185
Deferred revenue	120,075	—	—	120,075
Due to related parties	712,958	—	(772)	712,186
Profit sharing payable	666,734	—	—	666,734
Debt	3,151,247	—	—	3,151,247
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	5,927,186	(280,302)	5,646,884
Notes payable	—	2,567,353	(103,086)	2,464,267
Other liabilities	—	870,202	(63,869)	806,333
Due to related parties	—	23,435	(23,435)	—
Other liabilities	169,522	—	—	169,522
Lease liabilities	336,769	—	—	336,769
Total Liabilities	5,522,154	9,388,176	(471,464)	14,438,866

Stockholders’ Equity:
Apollo Global Management, Inc. stockholders’ equity:
Series A Preferred Stock	264,398	—	—	264,398
Series B Preferred Stock	289,815	—	—	289,815
Additional paid in capital	929,524	—	—	929,524
Retained earnings (accumulated deficit)	(396,895)	81,331	(81,331)	(396,895)
Accumulated other comprehensive loss	(4,218)	(917)	7,857	2,722
Total Apollo Global Management, Inc. stockholders’ equity	1,082,624	80,414	(73,474)	1,089,564
Non-Controlling Interests in consolidated entities	5,694	1,683,212	—	1,688,906
Non-Controlling Interests in Apollo Operating Group	1,410,534	—	—	1,410,534
Total Stockholders’ Equity	2,498,852	1,763,626	(73,474)	4,189,004
Total Liabilities and Stockholders’ Equity	$8,021,006	$11,151,802	$(544,938)	$18,627,870

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
General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in credit, private equity and real assets with significant distressed expertise and a flexible mandate in the majority of our funds which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 34 years and lead a team of 1,657 employees, including 547 investment professionals, as of September 30, 2020.
Apollo conducts its business primarily in the United States through the following three reportable segments:
(i)Credit—primarily invests in non-control corporate and structured debt instruments including performing, stressed and distressed instruments across the capital structure;
(ii)Private equity—primarily invests in control equity and related debt instruments, convertible securities and distressed debt instruments; and
(iii)Real assets—primarily invests in (i) real estate equity and infrastructure equity for the acquisition and recapitalization of real estate and infrastructure assets, portfolios, platforms and operating companies, (ii) real estate and infrastructure debt including first mortgage and mezzanine loans, preferred equity and commercial mortgage backed securities and (iii) European performing and non-performing loans, and unsecured consumer loans.
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
As of September 30, 2020, we had total AUM of $433.1 billion across all of our businesses. More than 90% of our total AUM was in funds with a contractual life at inception of five years or more, and 60% of such AUM was in permanent capital vehicles.

The following table presents the gross and net returns for Apollo’s credit segment by category type:

	Gross Returns		Net Returns
Category	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Corporate Credit	3.5%	2.4%	3.2%	1.5%
Structured Credit	4.1%	(3.4)%	4.1%	(3.4)%
Direct Origination	3.7%	1.6%	2.8%	(0.8)%
As of December 31, 2017, Fund IX held its final closing, raising a total of $23.5 billion in third-party capital and approximately $1.2 billion of additional capital from Apollo and affiliated investors for total commitments of $24.7 billion. On December 31, 2013, Fund VIII held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of September 30, 2020, Fund VIII had $2.5 billion of uncalled commitments remaining. Additionally, Fund VII held a final closing in December 2008, raising a total of $14.7 billion, and as of September 30, 2020, Fund VII had $1.8 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through September 30, 2020. Apollo’s private equity fund appreciation/(depreciation) was 8.0% and (5.4%) for the three and nine months ended September 30, 2020, respectively.
For our real assets segment, there was a total gross return of 3.4% and (2.1)% for the three and nine months ended September 30, 2020, respectively. Included in the gross return are U.S. Real Estate Fund I and U.S. Real Estate Fund II including co-investment capital, Asia Real Estate Fund including co-investment capital, the European Principal Finance funds, and infrastructure equity funds.
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
52.9% of the LP or LLC interests of certain Apollo Operating Group Entities
52.9% of the LP or LLC interests of certain Apollo Operating Group Entities
52.9% of the LP or LLC interests of certain Apollo Operating Group Entities
52.9% of the LP or LLC interests of certain Apollo Operating Group Entities
Apollo Operating Group

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of November 4, 2020. As of November 4, 2020, there were 228,815,821 Class A shares, 1 Class B share and 1 Class C share issued and outstanding, and 174,873,808 AOG Units held by Holdings that are exchangeable for Class A shares on a one-for-one basis. In addition, as of November 4, 2020, Athene held 29,154,519 AOG Units that are non-voting equity interests of the Apollo Operating Group and are not exchangeable for Class A shares.
(1)As of November 4, 2020, the Class A shares represented 9.2% of the total voting power of the Class A shares, the Class B share and the Class C share, voting together as a single class, with respect to General Stockholder Matters. As of November 4, 2020, the Class A shares represented 52.8% of the total voting power of the Class A shares and the Class B share with respect to certain matters upon which they are entitled to vote pursuant to the certificate of incorporation of AGM Inc. (“COI”).
(2)Our Managing Partners own BRH Holdings GP, Ltd., which in turn holds our only outstanding Class B share. As of November 4, 2020, the Class B share represented 8.2% of the total voting power of the Class A shares, the Class B share and the Class C share, voting together as a single class, with respect to General Stockholder Matters, and a de minimus economic interest in AGM Inc. As of November 4, 2020, the Class B share represented 47.2% of the total voting power of the Class A shares and the Class B share with respect to certain matters upon which they are entitled to vote as a single class.
(3)Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles, limited partner interests in Holdings. Our Managing Partners’ economic interests are represented by their indirect beneficial ownership, through Holdings, of 36.6% of the limited partner interests in the Apollo Operating Group.
(4)Holdings owns 40.4% of the limited partner or limited liability company interests in each Apollo Operating Group entity. The AOG Units held by Holdings are exchangeable for Class A shares. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 36.6% of the AOG Units. Our Contributing Partners, through their interests in Holdings, beneficially own 3.8% of the AOG Units.
(5)BRH Holdings GP, Ltd. is the sole member of AGM Management, LLC, which in turns holds our only outstanding Class C share. The Class C share bestows to its holder certain management rights over AGM Inc. As of November 4, 2020, the Class C share represented 82.6% of the total voting power of the Class A shares, the Class B share and the Class C share, voting together as a single class, with respect to General Stockholder Matters, and a de minimus economic interest in AGM Inc.
(6)Represents 52.9% of the limited partner or limited liability company interests in each Apollo Operating Group entity, held through the intermediate holding companies. AGM Inc. also indirectly owns 100% of the general partner or managing member interests in each Apollo Operating Group entity.

(7)Represents 6.7% of the limited partner or limited liability company interests in each Apollo Operating Group entity held by Athene Holding Ltd. and/or its affiliates. AOG Units held by Athene are non-voting equity interests of the Apollo Operating Group and are not exchangeable for Class A shares.
Each of the Apollo Operating Group entities holds interests in different businesses or entities organized in different jurisdictions.
Our structure is designed to accomplish a number of objectives, the most important of which are as follows:
•Historically, we were a holding company that was qualified as a partnership for U.S. federal income tax purposes. Our intermediate holding companies enabled us to maintain our partnership status and to meet the qualifying income exception. Effective September 5, 2019, Apollo Global Management, LLC converted from a Delaware limited liability company to a Delaware corporation named Apollo Global Management, Inc.
•We have historically used multiple management companies to segregate operations for business, financial and other reasons. Going forward, we may increase or decrease the number of our management companies, partnerships or other entities within the Apollo Operating Group based on our views regarding the appropriate balance between (a) administrative convenience and (b) continued business, financial, tax and other optimization.
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
In the U.S., the S&P 500 Index increased by 8% in the third quarter of 2020, following an increase of 20% in the second quarter of 2020. Global equity markets also appreciated during the quarter, with the MSCI All Country World ex USA Index increasing 5.01% following an increase of 15.6% in the second quarter of 2020.
Conditions in the credit markets also have a significant impact on our business. Credit markets were positive in the third quarter of 2020, with the BofAML HY Master II Index increasing by 4.7%, while the S&P/LSTA Leveraged Loan Index increased by 3.5%. The U.S. 10-year Treasury yield increased during the quarter to 0.69%. On March 16, 2020, the Federal Reserve reduced the benchmark interest rate, lowering it for the first time this year, to a target range of 0% to 0.25%, down from to a target range of 1.50% to 1.75% at the end of 2019.
Foreign exchange rates can materially impact the valuations of our investments and those of our funds that are denominated in currencies other than the U.S. dollar. Relative to the U.S. dollar, the Euro appreciated 4.34% during the third quarter, after appreciating by 1.81% in the second quarter of 2020, while the British pound appreciated 4.21% in the second quarter of 2020, after depreciating 0.10% in the second quarter of 2020. The price of crude oil appreciated by 2.42% during the quarter ended September 30, 2020.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 33.1%, in the third quarter of 2020, following a decrease of 31.4% in the second quarter of 2020. As of October 2020, the International Monetary Fund estimated that the U.S. economy will contract by 4.3% in 2020 and expand by 3.1% in 2021. The U.S. Bureau of Labor Statistics reported that the U.S. unemployment rate decreased to 7.9% as of September 30, 2020.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its fund investors by focusing on opportunities that management believes are often overlooked by other investors. As such, Apollo’s global integrated investment platform deployed $20.9 billion and $64.5 billion of capital through the funds it manages during the three and nine months ended September 30, 2020, respectively.

Capital deployed by our commitment-based funds and SIAs that have a defined maturity date was $2.0 billion and $14.5 billion during the three and nine months ended September 30, 2020, respectively. We believe Apollo’s expertise in credit and its focus on nine core industry sectors, combined with more than 30 years of investment experience, has allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors include chemicals, manufacturing and industrial, natural resources, consumer and retail, consumer services, business services, financial services, leisure, and media/telecom/technology. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods.
In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities, such as continuing to grow the assets of our permanent capital vehicles. As such, Apollo had $13.0 billion and $109.5 billion of capital inflows during the three and nine months ended September 30, 2020, respectively. Apollo returned $1.7 billion and $5.2 billion of capital and realized gains to the investors in the funds it manages during the three and nine months ended September 30, 2020, respectively.
On October 20, 2020, at a regularly scheduled meeting of AGM Inc.’s board of directors, Apollo’s Chairman and Chief Executive Officer, Leon Black, requested that the conflicts committee of the board of directors (comprised of independent directors) retain outside counsel to conduct a thorough review of, and independently confirm, the information that Mr. Black has conveyed about his previous professional relationship with Mr. Jeffrey Epstein. The conflicts committee has retained Dechert LLP as outside counsel to conduct a thorough, independent review which will include interviewing individuals and examining relevant documents.
Managing Business Performance
We believe that the presentation of Segment DE supplements a reader’s understanding of the economic operating performance of each of our segments.
Segment Distributable Earnings and Distributable Earnings
Segment DE is the key performance measure used by management in evaluating the performance of Apollo’s credit, private equity and real assets segments. See note 17 to the condensed consolidated financial statements for more details regarding the components of Segment DE. DE represents Segment DE less estimated current corporate, local and non-U.S. taxes as well as the current payable under Apollo’s tax receivable agreement. DE is net of preferred dividends, if any, to the Series A and Series B preferred stockholders. DE excludes the impacts of the remeasurement of deferred tax assets and liabilities which arises from changes in estimated future tax rates. The economic assumptions and methodologies that impact the implied income tax provision are similar to those methodologies and certain assumptions used in calculating the income tax provision for Apollo’s condensed consolidated statements of operations under U.S. GAAP. Specifically, certain deductions considered in the income tax provision under U.S. GAAP, such as the deduction for transaction related charges and equity-based compensation, are taken into account for purposes of the implied tax provision. Management believes that excluding the remeasurement of the tax receivable agreement and deferred taxes from Segment DE and DE, respectively, is meaningful as it increases comparability between periods. Remeasurement of the tax receivable agreement and deferred taxes are estimates that may change due to changes in the interpretation of tax law.
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
Assets Under Management
The tables below present Fee-Generating and Non-Fee-Generating AUM by segment:

	As of September 30, 2020
	Credit	Private Equity	Real Assets	Total
	(in millions)
Fee-Generating	$256,671	$43,921	$35,553	$336,145
Non-Fee-Generating	55,434	32,880	8,686	97,000
Total Assets Under Management	$312,105	$76,801	$44,239	$433,145

	As of September 30, 2019
	Credit	Private Equity	Real Assets	Total
	(in millions)
Fee-Generating	$168,096	$46,698	$28,235	$243,029
Non-Fee-Generating	39,562	31,165	8,918	79,645
Total Assets Under Management	$207,658	$77,863	$37,153	$322,674

	As of December 31, 2019
	Credit	Private Equity	Real Assets	Total
	(in millions)
Fee-Generating	$172,893	$43,826	$29,727	$246,446
Non-Fee-Generating	42,637	32,962	9,060	84,659
Total Assets Under Management	$215,530	$76,788	$38,787	$331,105

The table below presents AUM with Future Management Fee Potential, which is a component of Non-Fee-Generating AUM, for each of Apollo’s three segments.

	As of September 30, 2020	As of September 30, 2019	As of December 31, 2019
	(in millions)
Credit	$10,429	$8,581	$10,898
Private Equity	9,450	9,259	9,441
Real Assets	1,977	2,760	2,208
Total AUM with Future Management Fee Potential	$21,856	$20,600	$22,547

The following tables present the components of Performance Fee-Eligible AUM for each of Apollo’s three segments:

	As of September 30, 2020
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM(1)	$21,076	$20,690	$5,562	$47,328
AUM Not Currently Generating Performance Fees	29,028	10,888	618	40,534
Uninvested Performance Fee-Eligible AUM	9,551	27,647	4,621	41,819
Total Performance Fee-Eligible AUM(2)	$59,655	$59,225	$10,801	$129,681

	As of September 30, 2019
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM(1)	$36,397	$24,263	$4,339	$64,999
AUM Not Currently Generating Performance Fees	7,962	7,436	1,136	16,534
Uninvested Performance Fee-Eligible AUM	8,179	30,867	4,540	43,586
Total Performance Fee-Eligible AUM(2)	$52,538	$62,566	$10,015	$125,119

	As of December 31, 2019
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM(1)	$38,560	$22,907	$5,179	$66,646
AUM Not Currently Generating Performance Fees	6,889	8,112	589	15,590
Uninvested Performance Fee-Eligible AUM	9,922	30,084	4,676	44,682
Total Performance Fee-Eligible AUM(2)	$55,371	$61,103	$10,444	$126,918
(1)Performance Fee-Generating AUM of $0.5 billion, $2.6 billion and $3.2 billion as of September 30, 2020, September 30, 2019 and December 31, 2019, respectively, are above the hurdle rates or preferred returns and has been deferred to future periods when the fees are probable to not be significantly reversed.
(2)Effective as of June 30, 2020, performance fee-eligible AUM for Athora includes only capital commitments. Prior period performance fee-eligible AUM has been conformed to reflect this change in presentation.

The following table presents AUM Not Currently Generating Performance Fees for funds that have invested capital for more than 24 months as of September 30, 2020 and the corresponding appreciation required to reach the preferred return or high watermark in order to generate performance fees:

Strategy / Fund	Invested AUM Not Currently Generating Performance Fees	Investment Period Active > 24 Months	Appreciation Required to Achieve Performance Fees(1)
	(in millions)
Credit:
Corporate Credit	$21,717	$19,493	3%
Structured Credit	3,534	3,534	17%
Direct Origination	3,777	3,722	4%
Total Credit	29,028	26,749	5%
Private Equity:
Fund IX	5,615	5,615	8%
ANRP II	1,518	1,518	20%
Hybrid Capital	1,247	1,247	148%
Other PE	2,508	1,169	91%
Total Private Equity	10,888	9,549	38%
Real Assets:
Total Real Assets	618	289	> 250bps
Total	$40,534	$36,587
(1)All investors in a given fund are considered in aggregate when calculating the appreciation required to achieve performance fees presented above. Appreciation required to achieve performance fees may vary by individual investor. Funds with an investment period less than 24 months are “N/A”.
The components of Fee-Generating AUM by segment are presented below:

	As of September 30, 2020
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$854	$27,113		$6,347	$34,314
Fee-Generating AUM based on invested capital	2,816	15,220		2,278	20,314
Fee-Generating AUM based on gross/adjusted assets	226,760	1,119		25,871	253,750
Fee-Generating AUM based on NAV	26,241	469		1,057	27,767
Total Fee-Generating AUM	$256,671	$43,921	(1)	$35,553	$336,145
(1)The weighted average remaining life of the traditional private equity funds as of September 30, 2020 was 72 months.

	As of September 30, 2019
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$3,888	$26,849		$4,886	$35,623
Fee-Generating AUM based on invested capital	1,328	18,685		2,217	22,230
Fee-Generating AUM based on gross/adjusted assets	140,251	743		20,253	161,247
Fee-Generating AUM based on NAV	22,629	421		879	23,929
Total Fee-Generating AUM	$168,096	$46,698	(1)	$28,235	$243,029
(1)    The weighted average remaining life of the private equity funds as at September 30, 2019 was 80 months.

	As of December 31, 2019
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$3,921	$26,849		$4,932	$35,702
Fee-Generating AUM based on invested capital	1,372	15,743		2,273	19,388
Fee-Generating AUM based on gross/adjusted assets	144,028	814		21,403	166,245
Fee-Generating AUM based on NAV	23,572	420		1,119	25,111
Total Fee-Generating AUM	$172,893	$43,826	(1)	$29,727	$246,446
(1)    The weighted average remaining life of the traditional private equity funds as of December 31, 2019 was 80 months.
The following table presents total AUM and Fee-Generating AUM amounts for our credit segment by category type:

	Total AUM			Fee-Generating AUM
	As of September 30,		As of December 31,	As of September 30,		As of December 31,
	2020	2019	2019	2020	2019	2019
	(in millions)
Corporate Credit	$156,440	$111,184	$110,659	$122,895	$93,132	$92,601
Structured Credit	56,451	50,388	52,735	48,445	44,053	45,453
Direct Origination	24,568	18,249	24,234	21,824	16,696	22,031
Advisory and Other	74,646	27,837	27,902	63,507	14,215	12,808
Total	$312,105	$207,658	$215,530	$256,671	$168,096	$172,893
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
The following table presents the aggregate Athene Sub-Allocated Total AUM by asset class:

	As of September 30,		As of December 31,
	2020	2019	2019
	(in millions)
Core Assets	$48,590	$33,524	$32,346
Core Plus Assets	39,992	31,848	30,132
Yield Assets	56,930	45,953	48,552
High Alpha	6,776	4,286	5,051
Cash, Treasuries, Equity and Alternatives	20,688	9,873	14,220
Total (1)	$172,976	$125,484	$130,301
(1)Includes $39.2 billion, $10.3 billion and $10.0 billion of gross assets related to Athene Co-Invest Reinsurance Affiliate 1A Ltd. and $2.5 billion, $1.5 billion and $2.6 billion of unfunded commitments related to Apollo/Athene Dedicated Investment Program (“ADIP”) as of September 30, 2020, September 30, 2019 and December 31, 2019, respectively.
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
The following table presents Athora Sub-Advised and Athora Non-Sub-Advised AUM:

	As of September 30,		As of December 31,
	2020	2019	2019
	(in millions)
Sub-Advised AUM	$5,563	$3,667	$3,877
Non-Sub-Advised AUM	59,423	10,382	10,019
Total AUM	$64,986	$14,049	$13,896
The following table presents total AUM and Fee-Generating AUM amounts for our private equity segment:

	Total AUM			Fee-Generating AUM
	As of September 30,		As of December 31,	As of September 30,		As of December 31,
	2020	2019	2019	2020	2019	2019
	(in millions)
Private Equity Funds	$61,063	$62,781	$62,139	$35,932	$39,446	$36,947
Hybrid Capital	10,842	9,108	9,113	3,829	3,154	2,961
Natural Resources	4,896	5,974	5,536	4,160	4,098	3,918
Total	$76,801	$77,863	$76,788	$43,921	$46,698	$43,826
The following table presents total AUM and Fee-Generating AUM amounts for our real assets segment:

	Total AUM			Fee-Generating AUM
	As of September 30,		As of December 31,	As of September 30,		As of December 31,
	2020	2019	2019	2020	2019	2019
	(in millions)
Real Estate	$32,554	$28,076	$29,401	$26,630	$21,384	$22,890
Principal Finance	6,940	6,934	7,181	5,056	5,113	5,102
Infrastructure	4,745	2,143	2,205	3,867	1,738	1,735
Total	$44,239	$37,153	$38,787	$35,553	$28,235	$29,727

The following tables summarize changes in total AUM for each of Apollo’s three segments:

	For the Three Months Ended September 30,
	2020				2019
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total

Change in Total AUM(1):
Beginning of Period	$300,454	$73,301	$39,851	$413,606	$201,216	$77,148	$33,498	$311,862
Inflows (2)	7,110	1,701	4,147	12,958	8,595	516	3,906	13,017
Outflows(3)	(4,959)	(108)	—	(5,067)	(3,647)	(13)	—	(3,660)
Net Flows	2,151	1,593	4,147	7,891	4,948	503	3,906	9,357
Realizations	(419)	(1,082)	(227)	(1,728)	(615)	(989)	(357)	(1,961)
Market Activity(2)(4)	9,919	2,989	468	13,376	2,109	1,201	106	3,416
End of Period	$312,105	$76,801	$44,239	$433,145	$207,658	$77,863	$37,153	$322,674
(1)At the individual segment level, inflows include new subscriptions, commitments, capital raised, other increases in available capital, purchases, acquisitions, and portfolio company appreciation. Outflows represent redemptions, other decreases in available capital and portfolio company depreciation. Realizations represent fund distributions of realized proceeds. Market activity represents gains (losses), the impact of foreign exchange rate fluctuations and other income.
(2)For the three months ended September 30, 2020, market activity includes mark-to-market changes and investment income of Athene, which had previously been reported as inflows. Prior period numbers have been recast to conform to the current presentation.
(3)Outflows for Total AUM include redemptions of $0.7 billion and $0.3 billion during the three months ended September 30, 2020 and 2019, respectively.
(4)Includes foreign exchange impacts of $3.2 billion, $88.6 million and $172.3 million for credit, private equity and real assets, respectively, during the three months ended September 30, 2020, and foreign exchange impacts of $(1.6) billion, $(106.0) million and $(160.7) million for credit, private equity and real assets, respectively, during the three months ended September 30, 2019.

	For the Nine Months Ended September 30,
	2020				2019
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$215,530	$76,788	$38,787	$331,105	$174,378	$75,086	$30,795	$280,259
Inflows(2)	98,726	3,949	6,776	109,451	31,797	3,361	7,302	42,460
Outflows(3)	(11,585)	(169)	(517)	(12,271)	(8,927)	(154)	(399)	(9,480)
Net Flows	87,141	3,780	6,259	97,180	22,870	3,207	6,903	32,980
Realizations	(1,584)	(2,785)	(817)	(5,186)	(1,335)	(3,541)	(1,025)	(5,901)
Market Activity(2)(4)	11,018	(982)	10	10,046	11,745	3,111	480	15,336
End of Period	$312,105	$76,801	$44,239	$433,145	$207,658	$77,863	$37,153	$322,674
(1)At the individual segment level, inflows include new subscriptions, commitments, capital raised, other increases in available capital, purchases, acquisitions and portfolio company appreciation. Outflows represent redemptions, other decreases in available capital and portfolio company depreciation. Realizations represent fund distributions of realized proceeds. Market activity represents gains (losses), the impact of foreign exchange rate fluctuations and other income.
(2)For the nine months ended September 30, 2020, market activity includes mark-to-market changes and investment income of Athene, which had previously been reported as inflows. Prior period numbers have been recast to conform to the current presentation.
(3)Outflows for Total AUM include redemptions of $1.9 billion and $2.3 billion during the nine months ended September 30, 2020 and 2019, respectively.
(4)Includes foreign exchange impacts of $2.7 billion, $119.2 million and $133.1 million for credit, private equity and real assets, respectively, during the nine months ended September 30, 2020, and foreign exchange impacts of $(1.6) billion, $(133.8) million and $(138.2) million for credit, private equity and real assets, respectively, during the nine months ended September 30, 2019.

    Three Months Ended September 30, 2020
Total AUM was $433.1 billion at September 30, 2020, an increase of $19.5 billion, or 4.7%, compared to $413.6 billion at June 30, 2020. The net increase was primarily due to client transactions which increased insurance assets under management and market activity of $13.4 billion. More specifically, the net increase was due to:
•Net flows of $7.9 billion primarily related to:
•a $4.1 billion increase related to funds we manage in the real assets segment primarily consisting of $3.0 billion of net segment transfers and $0.8 billion of subscriptions; and
•a $2.2 billion increase related to funds we manage in the credit segment primarily consisting of (i) an increase of $5.1 billion in AUM in the advisory and other category and (ii) $1.9 billion of subscriptions across the corporate credit funds we manage; these increases were offset by $3.6 billion of net segment transfers; and
•a $1.6 billion increase related to funds we manage in the private equity segment primarily consisting of $1.1 billion of subscriptions related to the private equity funds we manage.
•Market activity of $13.4 billion related to (i) $9.9 billion of appreciation in the funds we manage in the credit segment, primarily related to the market activity of Athene, (ii) $3.0 billion of appreciation in the funds we manage in the private equity segment, primarily related to Fund VIII, as well as (iii) $0.5 billion of appreciation in the funds we manage in the real assets segment.
•Realizations of $1.7 billion primarily related to $1.1 billion related to funds we manage in the private equity segment primarily consisting of distributions from Fund VIII.
    Nine Months Ended September 30, 2020
Total AUM was $433.1 billion at September 30, 2020, an increase of $102.0 billion, or 30.8%, compared to $331.1 billion at December 31, 2019. The net increase was primarily due to client transactions which increased insurance assets under management. More specifically, the net increase was due to:
•Net flows of $97.2 billion primarily related to:
•an $87.1 billion increase related to funds we manage in the credit segment primarily consisting of (i) an increase in AUM in the advisory and other category, (ii) an increase in AUM as Athene closed its reinsurance transaction with Jackson National Life Insurance Company, which added $28 billion of AUM, and (iii) $12.3 billion of subscriptions across the corporate credit funds we manage, primarily due to an additional $6 billion of new commitments for Apollo Strategic Origination Partners, a new origination platform expected to provide approximately $12 billion in financings over the next three years;
•a $3.8 billion increase related to funds we manage in the private equity segment primarily consisting of $2.4 billion of subscriptions across the traditional private equity and hybrid value funds we manage; and
•a $6.3 billion increase related to funds we manage in the real assets segment primarily consisting of $4.8 billion of net segment transfers and $0.9 billion of subscriptions.
•Market activity of $10.0 billion, primarily related to $11.0 billion of appreciation in the funds we manage in the credit segment, primarily related to the market activity of Athene.
•Realizations of $(5.2) billion primarily related to:
•$(2.8) billion related to funds we manage in the private equity segment primarily consisting of distributions of $1.4 billion and $0.4 billion from Fund VIII and certain hybrid capital funds, respectively; and
•$(1.6) billion related to funds we manage in the credit segment primarily consisting of distributions from the corporate credit funds we manage.

The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three segments:

	For the Three Months Ended September 30,
	2020				2019
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total

Change in Fee-Generating AUM(1):
Beginning of Period	$254,332	$43,840	$31,606	$329,778	$163,089	$47,082	$25,965	$236,136
Inflows (2)	5,552	277	4,059	9,888	6,554	94	2,653	9,301
Outflows(3)	(7,069)	(229)	(185)	(7,483)	(3,882)	(266)	(241)	(4,389)
Net Flows	(1,517)	48	3,874	2,405	2,672	(172)	2,412	4,912
Realizations	(211)	(130)	(167)	(508)	(265)	(251)	(78)	(594)
Market Activity(4)	4,067	163	240	4,470	2,600	39	(64)	2,575
End of Period	$256,671	$43,921	$35,553	$336,145	$168,096	$46,698	$28,235	$243,029
(1)At the individual segment level, inflows include new subscriptions, commitments, capital raised, other increases in available capital, purchases, acquisitions and portfolio company appreciation. Outflows represent redemptions, other decreases in available capital and portfolio company depreciation. Realizations represent fund distributions of realized proceeds. Market activity represents gains (losses), the impact of foreign exchange rate fluctuations and other income.
(2)For the three months ended September 30, 2020, market activity includes mark-to-market changes and investment income of Athene, which had previously been reported as inflows. Prior period numbers have been recast to conform to the current presentation.
(3)Outflows for Fee-Generating AUM include redemptions of $0.7 billion and $0.3 billion during the three months ended September 30, 2020 and 2019, respectively.
(4)Includes foreign exchange impacts of $3.0 billion, $14.9 million and $129.8 million for credit, private equity and real assets, respectively, during the three months ended September 30, 2020, and foreign exchange impacts of $(828.8) million, $(13.0) million and $(100.8) million for credit, private equity and real assets, respectively, during the three months ended September 30, 2019.

	For the Nine Months Ended September 30,
	2020				2019
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$172,893	$43,826	$29,727	$246,446	$144,071	$46,633	$23,663	$214,367
Inflows(2)	93,807	1,723	6,785	102,315	22,383	1,418	5,601	29,402
Outflows(3)	(14,074)	(1,252)	(861)	(16,187)	(9,634)	(699)	(724)	(11,057)
Net Flows	79,733	471	5,924	86,128	12,749	719	4,877	18,345
Realizations	(681)	(676)	(368)	(1,725)	(544)	(762)	(363)	(1,669)
Market Activity(4)	4,726	300	270	5,296	11,820	108	58	11,986
End of Period	$256,671	$43,921	$35,553	$336,145	$168,096	$46,698	$28,235	$243,029
(1)At the individual segment level, inflows include new subscriptions, commitments, capital raised, other increases in available capital, purchases, acquisitions and portfolio company appreciation. Outflows represent redemptions, other decreases in available capital and portfolio company depreciation. Realizations represent fund distributions of realized proceeds. Market activity represents gains (losses), the impact of foreign exchange rate fluctuations and other income.
(2)For the nine months ended September 30, 2020, market activity includes mark-to-market changes and investment income of Athene, which had previously been reported as inflows. Prior period numbers have been recast to conform to the current presentation.
(3)Outflows for Fee-Generating AUM include redemptions of $1.8 billion and $2.3 billion during the nine months ended September 30, 2020 and 2019, respectively.
(4)Includes foreign exchange impacts of $2.6 billion, $2.1 million and $100.2 million for credit, private equity and real assets, respectively, during the nine months ended September 30, 2020, and foreign exchange impacts of $(874.8) million, $(15.4) million and $(106.0) million for credit, private equity and real assets, respectively, during the nine months ended September 30, 2019.
    Three Months Ended September 30, 2020
Total Fee-Generating AUM was $336.1 billion at September 30, 2020, an increase of $6.4 billion or 1.9%, compared to $329.8 billion at June 30, 2020. The net increase was primarily due to:

•Market activity of $4.5 billion primarily related to a $4.1 billion increase related to funds we manage in the credit segment, primarily as a result of the market activity of Athene; and
•Net flows of $2.4 billion primarily related to:
•a $3.9 billion increase related to funds we manage in the real assets segment primarily consisting of (i) $2.8 billion of net segment transfers and (ii) $0.5 billion of subscriptions across the real estate funds we manage; and
•a $(1.5) billion decrease related to funds we manage in the credit segment primarily consisting of (i) $2.9 billion of net segment transfers and (ii) $2.6 billion of fee-generating capital reductions; offset by an increase of $4.4 billion in AUM in the advisory and other category.
    Nine Months Ended September 30, 2020
Total Fee-Generating AUM was $336.1 billion at September 30, 2020, an increase of $89.7 billion or 36.4%, compared to $246.4 billion at December 31, 2019. The net increase was primarily due to net flows of $86.1 billion primarily related to:
•a $79.7 billion increase related to funds we manage in the credit segment primarily consisting of (i) an increase in AUM in the advisory and other category, (ii) an increase in AUM as Athene closed its reinsurance transaction with Jackson National Life Insurance Company, which added $28 billion of AUM, and (iii) $3.1 billion of subscriptions across the corporate credit funds we manage; and
•a $5.9 billion increase related to funds we manage in the real assets segment primarily consisting of $4.6 billion of net segment transfers and $1.0 billion of fee-generating capital deployment, primarily related to the commencement of U.S. Real Estate Fund III’s investment period.
Deployment, Drawdown Deployment and Uncalled Commitments
During the three months ended September 30, 2020, the Company modified the definition of deployment to include net purchases, certain originations and net syndications to provide a more accurate representation of market activity across all the funds and accounts the Company manages. Prior period deployment figures have been recast to conform to this change in definition. The prior definition of deployment was limited to purchases in our commitment based funds and SIAs that have a defined maturity date, and has been renamed “drawdown deployment”.
Uncalled commitments, by contrast, represent unfunded capital commitments that certain of Apollo’s funds and SIAs have received from fund investors to fund future or current fund investments and expenses.
Deployment, drawdown deployment and uncalled commitments are indicative of the pace and magnitude of fund capital that is deployed or will be deployed, and which therefore could result in future revenues that include management fees, transaction fees and performance fees to the extent they are fee-generating. Deployment, drawdown deployment and uncalled commitments can also give rise to future costs that are related to the hiring of additional resources to manage and account for the additional capital that is deployed or will be deployed. Management uses deployment, drawdown deployment and uncalled commitments as key operating metrics since we believe the results are measures of our funds’ investment activities.
Deployment
The following table summarizes deployment across all funds by segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Credit	$16,173	$13,692	$46,864	$40,361
Private Equity	758	1,571	10,514	7,940
Real Assets	3,998	3,421	7,098	8,639
Total deployment	$20,929	$18,684	$64,476	$56,940

Drawdown Deployment
The following table summarizes drawdown deployment for funds and SIAs with a defined maturity date by segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Credit(1)	$1,064	$1,367	$7,351	$4,710
Private Equity	131	$986	5,739	6,641
Real Assets	819	619	1,372	1,695
Total capital deployed	$2,014	$2,972	$14,462	$13,046
(1)Prior period numbers were recast to include Apollo Accord Master Fund, L.P. (“Accord”) and other defined maturity date funds.
Uncalled Commitments
The following table summarizes the uncalled commitments by segment:

	As of September 30, 2020	As of December 31, 2019
	(in millions)
Credit	$24,035	$11,591
Private Equity	33,921	36,346
Real Assets	6,082	5,736
Total uncalled commitments(1)	$64,038	$53,673
(1)As of September 30, 2020 and December 31, 2019, $45.8 billion and $46.4 billion, respectively, represented the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses.
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
Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund VI generated a 12% gross IRR and a 9% net IRR since its inception through September 30, 2020, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through September 30, 2020. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares and our Preferred shares” in the 2019 Annual Report and “Item 1A. Risk

Factors—The current, and uncertain future, impact of the COVID-19 outbreak is expected to continue to impact our business, financial condition and results of operations” in the quarterly report on Form 10-Q filed with the SEC on May 11, 2020.
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
All amounts are as of September 30, 2020, unless otherwise noted:

($ in millions)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR	Net IRR
Private Equity:
Fund IX	2018	$24,600	$24,729	$5,571	$691	$5,175	$5,829	$6,520	19%	(2)%
Fund VIII	2013	18,221	18,377	16,048	10,166	10,098	14,387	24,553	15	10
Fund VII	2008	2,953	14,677	16,461	31,838	2,459	679	32,517	33	24
Fund VI	2006	647	10,136	12,457	21,132	405	3	21,135	12	9
Fund V	2001	261	3,742	5,192	12,721	120	2	12,723	61	44
Fund I, II, III, IV & MIA(2)	Various	13	7,320	8,753	17,400	—	—	17,400	39	26
Traditional Private Equity Funds(3)		$46,695	$78,981	$64,482	$93,948	$18,257	$20,900	$114,848	39%	24
ANRP II	2016	2,446	3,454	2,667	1,393	2,005	1,657	3,050	9	1
ANRP I	2012	319	1,323	1,149	1,014	615	110	1,124	(1)	(5)
AION	2013	568	826	690	328	442	461	789	6	—
Hybrid Value Fund	2019	3,441	3,238	1,911	241	1,779	2,004	2,245	27	21
Total Private Equity		$53,469	$87,822	$70,899	$96,924	$23,098	$25,132	$122,056
Credit:
FCI III	2017	$2,718	$1,906	$2,607	$1,374	$1,908	$1,982	$3,356	22%	17%
FCI II	2013	2,249	1,555	2,957	1,989	1,726	1,602	3,591	7	5
FCI I	2012	—	559	1,516	1,975	—	—	1,975	11	8
SCRF IV (6)	2017	2,180	2,502	4,604	2,504	2,178	2,033	4,537	(1)	(3)
SCRF III	2015	—	1,238	2,110	2,428	—	—	2,428	18	14
SCRF II	2012	—	104	467	528	—	—	528	15	12
SCRF I	2008	—	118	240	357	—	—	357	33	26
Accord IV	2020	1,057	1,052	26	—	27	31	31	NM1	NM1
Accord IIIB	2020	1,789	1,761	520	197	352	347	544	NM1	NM1
Accord III	2019	800	886	2,331	2,229	316	351	2,580	NM1	NM1
Accord II(7)	2018	—	781	801	821	—	—	821	16	12
Accord I(7)	2017	—	308	111	113	—	—	113	10	5
Total Credit		$10,793	$12,770	$18,290	$14,515	$6,507	$6,346	$20,861
Real Assets:
European Principal Finance Funds
EPF III(4)	2017	$4,944	$4,576	$3,217	$1,220	$2,266	$2,873	$4,093	21%	10%
EPF II(4)	2012	1,315	3,485	3,552	4,434	676	609	5,043	14	8
EPF I(4)	2007	244	1,518	1,995	3,356	—	9	3,365	23	17
U.S. RE Fund III(8)	N/A	527	527	43	—	43	47	47	NM1	NM1
U.S. RE Fund II(5)	2016	1,086	1,243	893	515	642	676	1,191	13	10
U.S. RE Fund I(5)	2012	216	652	635	805	147	129	934	13	10
Asia RE Fund II(8)	N/A	279	278	71	—	71	74	74	NM1	NM1
Asia RE Fund(5)	2017	686	719	442	206	288	386	592	17	12
AIOF II(8)	N/A	864	865	92	—	92	93	93	NM1	NM1
AIOF I	2018	1,125	897	801	334	561	732	1,066	NM1	NM1
Total Real Assets		$11,286	$14,760	$11,741	$10,870	$4,786	$5,628	$16,498
(1)Data has not been presented as the fund’s effective date is less than 24 months prior to the period indicated and such information was deemed not meaningful.
(2)The general partners and managers of Funds I, II and MIA, as well as the general partner of Fund III, were excluded assets in connection with the 2007 Reorganization. As a result, Apollo did not receive the economics associated with these entities. The investment performance of these funds, combined with Fund IV, is presented to illustrate fund performance associated with Apollo’s Managing Partners and other investment professionals.

(3)Total IRR is calculated based on total cash flows for all funds presented.
(4)Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.17 as of September 30, 2020.
(5)U.S. RE Fund I, U.S. RE Fund II and Asia RE Fund had $156 million, $771 million and $375 million of co-investment commitments as of September 30, 2020, respectively, which are included in the figures in the table. A co-invest entity within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.29 as of September 30, 2020.
(6)Remaining cost for certain of our credit funds may include physical cash called, invested or reserved for certain levered investments.
(7)Gross and Net IRR have been presented for these funds as they have a defined maturity date of less than 24 months and have substantially liquidated.
(8)Vintage Year is not yet applicable as these funds have not had their final closings.
Credit
The following table presents the gross and net returns for Apollo’s credit segment by category type:

	Gross Returns		Net Returns
Category	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Corporate Credit	3.5%	2.4%	3.2%	1.5%
Structured Credit	4.1	(3.4)	4.1	(3.4)
Direct Origination	3.7	1.6	2.8	(0.8)
Private Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of September 30, 2020:

	Total Invested Capital	Total Value	Gross IRR
	(in millions)
Distressed for Control	$7,795	$18,823	29%
Non-Control Distressed	5,558	8,842	71
Total	13,353	27,665	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit(1)	51,129	87,183	21
Total	$64,482	$114,848	39%

(1)Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.
The following tables provide additional detail on the composition of the Fund VIII and Fund VII private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV, V, VI and IX are included in the table above but not presented below as their remaining value is less than $100 million, the fund has been liquidated or the fund commenced investing capital less than 24 months prior to September 30, 2020 and such information was deemed not meaningful. All amounts are as of September 30, 2020:
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,704	$5,760
Opportunistic Buyouts	12,777	18,032
Distressed(2)	567	761
Total	$16,048	$24,553

Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,539	$3,466
Opportunistic Buyouts	4,339	10,498
Distressed/Other Credit(2)	9,583	18,553
Total	$16,461	$32,517
(1)Committed capital less unfunded capital commitments for Fund VIII and Fund VII were $16.1 billion and $14.4 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreement or other governing agreements.
(2)The distressed investment strategy includes distressed for control, non-control distressed and other credit.
During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through September 30, 2020), our private equity funds have invested $59.1 billion, of which $20.8 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII and VI was 5.7x, 6.1x and 7.7x, respectively, as of September 30, 2020. Our average entry multiple for a private equity fund is the average of the total enterprise value over an applicable adjusted earnings before interest, taxes, depreciation and amortization, which may incorporate certain adjustments based on the investment team’s estimates and we believe captures the true economics of our funds’ investments in portfolio companies. The average entry multiple of actively investing funds may include committed investments not yet closed.
Permanent Capital
The following table summarizes the investment record for our permanent capital vehicles by segment, excluding Athene-related and Athora-related assets managed or advised by ISG and ISGI:

			Total Returns(1)
	IPO Year(2)	Total AUM	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Credit:		(in millions)
MidCap(3)	N/A	$8,124	4%	3%	4%	13%
AIF	2013	332	4	(11)	5%	17%
AFT	2011	362	5	(11)	1%	9%
AINV/Other(4)	2004	4,475	(10)	(45)	5%	41%
Real Assets:
ARI	2009	6,964	(5)%	(44)%	7%	24%
Total		$20,257
(1)Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.
(2)An initial public offering (“IPO”) year represents the year in which the vehicle commenced trading on a national securities exchange.
(3)MidCap is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 2% and 3% for the three months ended September 30, 2020 and September 30, 2019, respectively, and 0% and 9% for the nine months ended September 30, 2020 and September 30, 2019, respectively.
(4)Total AUM is as of June 30, 2020. Refer to www.apolloic.com for the most recent financial information on AINV. Included within Total AUM of AINV/Other is $1.7 billion of AUM related to a non-traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services. Total returns exclude performance related to this AUM.
SIAs
As of September 30, 2020, Apollo managed approximately $29 billion of total AUM in SIAs, which include capital deployed from certain SIAs across Apollo’s credit, private equity and real assets funds.

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
The Management Fee Offsets are calculated for each fund as follows:
•65%-100% for certain credit funds, gross advisory, transaction and other special fees;
•65%-100% for private equity funds, gross advisory, transaction and other special fees; and
•65%-100% for certain real assets funds, gross advisory, transaction and other special fees.
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
As of September 30, 2020, approximately 55% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 45% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our credit, private equity and real assets segments, the percentage determined using market-based valuation methods as of September 30, 2020 was 73%, 19% and 19%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest” in the 2019 Annual report for a discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
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

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis and (ii) realized and unrealized performance fees for Apollo’s combined segments:

	As of September 30, 2020	For the Three Months Ended September 30, 2020			For the Nine Months Ended September 30, 2020
	Performance Fees Receivable on an Unconsolidated Basis	Unrealized Performance Fees	Realized Performance Fees	Total Performance Fees	Unrealized Performance Fees	Realized Performance Fees	Total Performance Fees
	(in thousands)
Credit:
Corporate Credit (1)	$152,204	$37,063	$6,436	$43,499	$133,590	$22,777	$156,367
Structured Credit	125,366	(5,061)	—	(5,061)	(65,276)	13,846	(51,430)
Direct Origination	54,772	7,002	3,381	10,383	(9,967)	9,258	(709)
Advisory and Other	27,360	27,360	—	27,360	27,360	—	27,360
Total Credit	359,702	66,364	9,817	76,181	85,707	45,881	131,588
Total Credit, net of profit sharing payable/expense	51,558	33,553	2,204	35,757	43,150	8,352	51,502
Private Equity:
Fund VIII	532,239	328,709	—	328,709	(183,292)	—	(183,292)
Fund VII(1)(2)	46	2,702	28	2,730	(111,531)	499	(111,032)
Fund VI(2)	17,595	(90)	37	(53)	(180)	646	466
Fund IV and V (1)	—	(43)	—	(43)	(204)	—	(204)
ANRP I and II(1)(2)	166	—	15	15	(21,418)	275	(21,143)
Hybrid Value Fund	49,535	20,346	—	20,346	49,535	—	49,535
Other(1)(3)	10,688	4,251	1,945	6,196	(110,538)	5,297	(105,241)
Total Private Equity	610,269	355,875	2,025	357,900	(377,628)	6,717	(370,911)
Total Private Equity, net of profit sharing payable/expense	366,908	227,837	—	227,837	(230,714)	(304)	(231,018)
Real Assets:
Principal Finance(1)	112,942	27,413	—	27,413	(98,820)	35,025	(63,795)
U.S. RE Fund I and II(1)	8,783	(8,067)	3,514	(4,553)	(29,592)	8,138	(21,454)
AIOF I	17,063	(2,174)	4,292	2,118	(1,126)	6,314	5,188
Other(1)(3)	6,961	486	—	486	(27,829)	—	(27,829)
Total Real Assets	145,749	17,658	7,806	25,464	(157,367)	49,477	(107,890)
Total Real Assets, net of profit sharing payable/expense	46,440	10,554	—	10,554	(92,522)	—	(92,522)
Total	$1,115,720	$439,897	$19,648	$459,545	$(449,288)	$102,075	$(347,213)
Total, net of profit sharing payable(4)/expense	$464,906	$271,944	$2,204	$274,148	$(280,086)	$8,048	$(272,038)

(1)As of September 30, 2020, certain credit funds, certain private equity funds, and certain real asset funds had $0.8 million, $348.4 million, and $36.7 million, respectively, in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations for certain credit funds, certain private equity funds and certain real assets funds was $0.8 million, $2,804.2 million and $70.1 million, respectively, as of September 30, 2020.
(2)As of September 30, 2020, the remaining investments and escrow cash of Fund VII, Fund VI, ANRP I and ANRP II were valued at 41%, 34%, 21% and 76% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of September 30, 2020, Fund VII had $128.5 million of gross performance fees, or $73.2 million net of profit sharing, in escrow. As of September 30, 2020, Fund VI had $167.6 million of gross performance fees, or $112.4 million net of profit sharing, in escrow. As of September 30, 2020, ANRP I had $40.2 million of gross performance fees, or $26.0 million net of profit sharing, in escrow. As of September 30, 2020, ANRP II had $31.2 million of gross performance fees, or $18.7 million net of profit sharing, in escrow. With respect to Fund VII, Fund VI, ANRP II and ANRP I, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per these funds’ partnership agreements. Performance fees receivable as of September 30, 2020 and realized performance fees for the three and nine months ended September 30, 2020 include interest earned on escrow balances that is not subject to contingent repayment.
(3)Other includes certain SIAs.
(4)There was a corresponding profit sharing payable of $650.8 million as of September 30, 2020, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $103.3 million.
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
The following table summarizes our performance fees since inception for our combined segments through September 30, 2020:

	Performance Fees Since Inception(1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation(3)	Maximum Performance Fees Subject to Potential Reversal(4)
	(in millions)
Credit:
Corporate Credit	$152.2	$1,193.3	$1,345.5	$0.8	$175.0
Structured Credit	125.3	170.5	295.8	—	124.5
Direct Origination	54.8	46.6	101.4	—	54.3
Advisory and Other	27.4	—	27.4	—	27.4
Total Credit	359.7	1,410.4	1,770.1	0.8	381.2
Private Equity:
Fund VIII	532.2	818.6	1,350.8	—	1,061.4
Fund VII	—	3,132.1	3,132.1	209.2	132.4
Fund VI	17.6	1,663.9	1,681.5	—	0.7
Fund IV and V	—	2,053.1	2,053.1	30.7	0.3
ANRP I and II	0.2	104.7	104.9	32.0	—
Hybrid Value Fund	49.5	—	49.5	—	49.5
Other	10.8	735.2	746.0	76.5	50.3
Total Private Equity	610.3	8,507.6	9,117.9	348.4	1,294.6
Real Assets:
Principal Finance	112.9	420.4	533.3	13.4	279.7
U.S. RE Fund I and II	8.8	36.0	44.8	15.7	24.0
AIOF I	17.0	6.3	23.3	—	20.0
Other(5)	7.0	36.8	43.8	7.6	15.1
Total Real Assets	145.7	499.5	645.2	36.7	338.8
Total	$1,115.7	$10,417.5	$11,533.2	$385.9	$2,014.6
(1)Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.17 as of September 30, 2020. Certain funds are denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.29 as of September 30, 2020.
(2)Amounts in “Distributed by Fund and Recognized” for the Citi Property Investors (“CPI”), Gulf Stream Asset Management, LLC (“Gulf Stream”), Stone Tower Capital LLC and its related companies (“Stone Tower”) funds and SIAs are presented for activity subsequent to the respective acquisition dates. Amounts exclude certain performance fees from business development companies and Redding Ridge Holdings LP (“Redding Ridge Holdings”), an affiliate of Redding Ridge.
(3)Amounts were computed based on the fair value of fund investments on September 30, 2020. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at September 30, 2020. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.
(4)Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on September 30, 2020. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.
(5)Other includes certain SIAs.

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
Other Expenses. The balance of our other expenses includes interest, placement fees, and general, administrative and other operating expenses. Interest expense consists primarily of interest related to the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2039 Senior Secured Guaranteed Notes, the 2048 Senior Notes and the 2050 Subordinated Notes as discussed in note 11 to our condensed consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. General, administrative and other expenses includes occupancy expense, depreciation and amortization, professional fees and costs related to travel, information technology and administration. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets.
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
Significant judgment is required in determining the provision for income taxes and in evaluating income tax positions, including evaluating uncertainties. We recognize the income tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the positions. The tax benefit is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If a tax position is not considered more likely than not to be sustained, then no benefits of the position are recognized. The Company’s income tax positions are reviewed and evaluated quarterly to determine whether or not we have uncertain tax positions that require financial statement recognition or de-recognition.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, Inc. primarily include the 40.4% and 44.8% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of September 30, 2020 and 2019, respectively. Additionally, as of September 30, 2020, Athene holds a 6.7% Non-Controlling Interest in the Apollo Operating Group as a result of the Transaction Agreement. Non-Controlling Interests also include limited partner interests in certain consolidated funds and VIEs.
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

Results of Operations
Below is a discussion of our condensed consolidated results of operations for the three and nine months ended September 30, 2020 and 2019. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months Ended September 30,		Amount Change	Percentage Change	For the Nine Months Ended September 30,		Amount Change	Percentage Change
	2020	2019			2020	2019
Revenues:	(in thousands)				(in thousands)
Management fees	$433,570	$394,547	$39,023	9.9%	$1,240,127	$1,162,788	$77,339	6.7%
Advisory and transaction fees, net	73,449	16,440	57,009	346.8	172,369	67,133	105,236	156.8
Investment income (loss):
Performance allocations	459,241	254,103	205,138	80.7	(350,483)	682,462	(1,032,945)	NM
Principal investment income (loss)	50,722	33,393	17,329	51.9	(25,506)	99,020	(124,526)	NM
Total investment income (loss)	509,963	287,496	222,467	77.4	(375,989)	781,482	(1,157,471)	NM
Incentive fees	1,292	4,238	(2,946)	(69.5)	21,016	5,674	15,342	270.4
Total Revenues	1,018,274	702,721	315,553	44.9	1,057,523	2,017,077	(959,554)	(47.6)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	163,197	126,695	36,502	28.8	453,485	369,527	83,958	22.7
Equity-based compensation	49,726	42,665	7,061	16.5	161,268	132,404	28,864	21.8
Profit sharing expense	191,809	88,610	103,199	116.5	(68,230)	280,335	(348,565)	NM
Total compensation and benefits	404,732	257,970	146,762	56.9	546,523	782,266	(235,743)	(30.1)
Interest expense	34,889	27,833	7,056	25.4	98,422	70,243	28,179	40.1
General, administrative and other	90,822	85,313	5,509	6.5	259,073	238,814	20,259	8.5
Placement fees	612	256	356	139.1	1,380	591	789	133.5
Total Expenses	531,055	371,372	159,683	43.0	905,398	1,091,914	(186,516)	(17.1)
Other Income (Loss):
Net gains (losses) from investment activities	144,472	(19,790)	164,262	NM	(851,412)	44,099	(895,511)	NM
Net gains (losses) from investment activities of consolidated variable interest entities	122,119	10,631	111,488	NM	14,061	24,728	(10,667)	(43.1)
Interest income	1,485	10,152	(8,667)	(85.4)	13,413	25,938	(12,525)	(48.3)
Other income (loss), net	10,161	(43,144)	53,305	NM	(3,019)	(36,451)	33,432	(91.7)
Total Other Income (Loss)	278,237	(42,151)	320,388	NM	(826,957)	58,314	(885,271)	NM
Income (Loss) before income tax (provision) benefit	765,456	289,198	476,258	164.7	(674,832)	983,477	(1,658,309)	NM
Income tax (provision) benefit	(89,357)	231,896	(321,253)	NM	66,173	195,345	(129,172)	(66.1)
Net Income (Loss)	676,099	521,094	155,005	29.7	(608,659)	1,178,822	(1,787,481)	NM
Net income (loss) attributable to Non-Controlling Interests	(403,700)	(157,824)	(245,876)	155.8	331,169	(501,672)	832,841	NM
Net Income (Loss) Attributable to Apollo Global Management, Inc.	272,399	363,270	(90,871)	(25.0)	(277,490)	677,150	(954,640)	NM
Series A Preferred Stock Dividends	(4,382)	(4,382)	—	—	(13,148)	(13,148)	—	—
Series B Preferred Stock Dividends	(4,781)	(4,782)	1	—	(14,344)	(14,344)	—	—
Net Income (Loss) Attributable to AGM Class A Shareholders	$263,236	$354,106	$(90,870)	(25.7)%	$(304,982)	$649,658	$(954,640)	NM
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
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
In this section, references to 2020 refer to the three months ended September 30, 2020 and references to 2019 refer to the three months ended September 30, 2019.

Revenues
Our revenues and other income include fixed components that result from measures of capital and asset valuations and variable components that result from realized and unrealized investment performance, as well as the value of successfully completed transactions.
Management fees increased by $39.0 million to $433.6 million in 2020 from $394.5 million in 2019. This change was primarily attributable to an increase in management fees earned from Athene and Athora of $29.9 million and $20.5 million, respectively. This increase was offset, in part by a decrease in management fees earned from Fund VIII and Fund VII of $4.5 million and $2.9 million, respectively, in 2020. For additional details regarding changes in management fees in each segment, see “—Segment Analysis” below.
Advisory and transaction fees, net, increased by $57.0 million to $73.4 million in 2020 from $16.4 million in 2019. This change was primarily driven by advisory and transaction fees earned related to a long-term strategic investment for an underlying real estate portfolio.
Performance allocations increased by $205.1 million to $459.2 million in 2020 from $254.1 million in 2019. This change was primarily attributable to increased performance allocations earned from Fund VIII, Fund VII and Athora of $89.5 million, $69.0 million and $27.4 million, respectively, in 2020.
The increase in performance allocations from Fund VIII was primarily driven by appreciation in the value of the fund’s investments in private and public portfolio companies primarily in the consumer services, financial services, media, telecom, technology, and consumer and retail sectors in 2020. The increase in performance allocations from Fund VII was primarily driven by appreciation in the value of the fund’s investments in a public portfolio company in the consumer and retail sector. The increase in performance allocations from Athora was driven by appreciation in the valuation of the underlying portfolio.
Principal investment income increased by $17.3 million to $50.7 million in 2020 from $33.4 million in 2019. This change was primarily driven by increases in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Athora, Fund IX and Fund VII of $6.2 million, $6.2 million and $3.9 million, respectively, during 2020.
Expenses
Compensation and benefits increased by $146.8 million to $404.7 million in 2020 from $258.0 million in 2019. This change was primarily attributable to an increase in profit sharing expense of $103.2 million due to a corresponding increase in performance allocations during 2020. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. Additionally, salary, bonus and benefits increased by $36.5 million primarily due to an increase in headcount, and equity-based compensation increased $7.1 million due to higher amortization expenses associated with previously granted performance awards.
Included in profit sharing expense is $8.3 million for 2020 related to the Incentive Pool. There was no profit sharing expense related to the Incentive Pool for 2019. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
Interest expense increased by $7.1 million to $34.9 million in 2020 from $27.8 million in 2019, primarily due to additional interest expense incurred as a result of the issuances of the 2030 Senior Notes and 2050 Subordinated Notes, as described in note 11 to our condensed consolidated financial statements.
General, administrative and other expenses increased by $5.5 million to $90.8 million in 2020 from $85.3 million in 2019 primarily due to an increase in professional fees and technology expenses.
Other Income (Loss)
Net gains from investment activities increased by $164.3 million to $144.5 million in 2020 from net losses of $19.8 million in 2019. As discussed in note 15, the Company acquired an additional 35.5 million shares of Athene Holding, as a result of the Transaction Agreement, increasing the Company’s total ownership of Athene Holding’s shares to 54.6 million at September 30, 2020 as compared to 19.1 million shares as of September 30, 2019. Net gains from investment activities in 2020 were primarily attributable to appreciation in the share price of Athene Holding and the Company’s acquisition of additional shares of Athene Holding pursuant to the Transaction Agreement. See note 7 and 15 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.

Net gains from investment activities of consolidated VIEs increased by $111.5 million to $122.1 million in 2020 from $10.6 million in 2019. This change was primarily driven by gains from newly consolidated funds during 2020 as discussed in note 6 to the condensed consolidated financial statements.
Interest income decreased by $8.7 million to $1.5 million in 2020 from $10.2 million in 2019 primarily due to decreased interest income earned from U.S. Treasury securities as a result of lower interest rates during 2020.
Other income increased by $53.3 million to $10.2 million in 2020 from a loss of $(43.1) million in 2019. The loss in 2019 was primarily attributable to losses from the change in tax receivable agreement liability, which did not occur during 2020.
Net Income Attributable to Non-Controlling Interests and Series A and Series B Preferred Stockholders
For information related to net income attributable to Non-Controlling Interests and net income attributable to Series A and Series B Preferred Stockholders, see note 14 to the condensed consolidated financial statements.
Income Tax Provision
Effective September 5, 2019, Apollo Global Management, LLC, a Delaware limited liability company, converted to a Delaware corporation named Apollo Global Management, Inc. Prior to the Conversion, a portion of the investment income, performance allocations and principal investment income earned by the Company was not subject to corporate-level tax in the United States. Subsequent to the Conversion, generally all of the Company’s income is subject to U.S. corporate income taxes, which may result in an overall higher income tax expense (or benefit) in periods after the Conversion. The provision for income taxes includes federal, state and local income taxes in the United States and foreign income taxes.
The income tax provision was $89.4 million in 2020, compared to the income tax benefit of $231.9 million in 2019. The change was primarily related to: (i) the significant deferred tax benefit retained by the Company upon Conversion in 2019 for the step-up in assets from prior year exchanges of AOG Units for Class A shares, (ii) all earnings becoming subject to corporate-level taxation subsequent to Conversion, and (iii) during the third quarter of 2020, the reduction of prior periods unrealized book losses generated from the market dislocation due to the impacts of COVID-19. The provision for income taxes includes, federal, state, local and foreign income taxes resulting in an effective income tax rate of 11.7% and (80.2)% for 2020 and 2019, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax are due to the following: (i) income passed through to Non-Controlling Interests, (ii) foreign, state and local income taxes including NYC UBT, and (iii) impacts upon Conversion in 2019 noted above (see note 10 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
In this section, references to 2020 refer to the nine months ended September 30, 2020 and references to 2019 refer to the nine months ended September 30, 2019.
Revenues
Management fees increased by $77.3 million to $1.2 billion in 2020. This change was primarily attributable to an increase in management fees earned from Athene and Athora of $56.7 million and $37.0 million, respectively, partially offset by a decrease in management fees earned from Fund VIII and Fund VII of $9.7 million and $8.1 million, respectively. For additional details regarding changes in management fees in each segment, see “—Segment Analysis” below.
Advisory and transaction fees, net, increased by $105.2 million to $172.4 million in 2020 from $67.1 million in 2019. This increase was primarily driven by advisory and transaction fees earned in relation to a long-term strategic investment for an underlying real estate portfolio as well as net advisory and transaction fees earned with respect to certain portfolio companies in the media, telecom and technology industries and an increase in structuring fees earned from a company in the consumer and retail industry.
Performance allocations decreased by $1,032.9 million to $(350.5) million in 2020 from $682.5 million in 2019. The pandemic resulting from COVID-19 and the actions taken in response have caused severe disruption to the global economy and financial markets. In line with public equity and credit indices, we have experienced significant unrealized mark-to-market losses in our underlying funds. The decrease in performance allocations were primarily attributable to decreased performance allocations earned from Fund VIII and Structured Credit Recovery Fund IV (“SCRF IV”) of $723.0 million and $104.7 million, respectively, during 2020.

The decrease in performance allocations from Fund VIII was primarily driven by depreciation in the value of the fund’s investments in public portfolio companies primarily in the manufacturing and industrial and financial services sectors, and in private portfolio companies primarily in the consumer services, leisure and natural resources sectors during 2020. The decrease in performance allocations from SCRF IV was primarily driven by the fund’s mark-to-market losses on its investments in structured credit products due to widespread market sell-off and spread widening during 2020.
Principal investment income decreased by $124.5 million to $(25.5) million in 2020 from $99.0 million in 2019. This change was primarily driven by decreases in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Fund VIII, AION and Redding Ridge of $80.7 million, $13.6 million and $13.4 million, respectively.
Incentive fees increased by $15.3 million to $21.0 million in 2020 from $5.7 million in 2019. This change was primarily attributable to an increase in incentive fees earned from Athene of $13.9 million in 2020.
Expenses
Compensation and benefits decreased by $235.7 million to $546.5 million in 2020 from $782.3 million in 2019. This change was primarily attributable to a decrease in profit sharing expense of $348.6 million due to a corresponding decrease in performance allocations during 2020, as compared to the same period in 2019. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. The decrease in profit sharing expense was partially offset by an increase in salary, bonus and benefits of $84.0 million, primarily attributable to an increase in headcount. Additionally, there was an increase in equity-based compensation of $28.9 million due to higher amortization expenses associated with previously granted performance awards.
Included in profit sharing expense is $51.2 million and $17.0 million for 2020 and 2019, respectively, related to the Incentive Pool. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
Interest expense increased by $28.2 million to $98.4 million in 2020 from $70.2 million in 2019, primarily due to additional interest expense incurred as a result of the timing of issuances of debt arrangements, as described in note 11 to our condensed consolidated financial statements.
General, administrative and other expenses increased by $20.3 million to $259.1 million in 2020 from $238.8 million in 2019. This change was primarily driven by an increase in professional fees and occupancy expenses during 2020.
Other Income (Loss)
Net losses from investment activities were $851.4 million in 2020 as compared to net gains from investment activities of $44.1 million in 2019. As discussed in note 15, the Company acquired an additional 35.5 million shares of Athene Holding, as a result of the Transaction Agreement, increasing the Company’s total ownership of Athene Holding’s shares to 54.6 million at September 30, 2020 as compared to 19.1 million shares as of September 30, 2019. Net losses from investment activities in 2020 were primarily attributable to the depreciation in the share price of Athene Holding and the Company’s acquisition of additional shares of Athene Holding pursuant to the Transaction Agreement. See note 7 and 15 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net losses from investment activities of consolidated VIEs were $14.1 million in 2020, as compared to net gains from investment activities of consolidated VIEs of $24.7 million in 2019. This change was primarily driven by losses from newly consolidated funds during 2020, as discussed in note 6 to the condensed consolidated financial statements.
Interest income decreased by $12.5 million to $13.4 million in 2020 from $25.9 million in 2019, primarily due to decreased interest income earned from U.S. Treasury securities as a result of lower interest rates in 2020.
Other loss, net was $3.0 million in 2020, as compared to $36.5 million in 2019. The loss in 2019 was primarily attributable to losses from the change in tax receivable agreement liability, which did not occur during 2020.
Income Tax Provision
The income tax benefit decreased to $66.2 million in 2020 from $195.3 million in 2019. The change was primarily related to: (i) the significant benefit retained by the Company upon Conversion in 2019 for the step-up in assets from prior year exchanges of AOG Units for Class A shares, (ii) all earnings becoming subject to corporate-level taxation subsequent to Conversion, and (iii) in 2020, the year-to-date unrealized mark-to-market losses generated from the recent market dislocation due to the impacts of COVID-19. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 9.8% and (19.9)% for 2020 and 2019, respectively. The most significant reconciling items between our U.S. federal statutory income tax rate and our effective income tax rate were due to the following: (i) income passed through to Non-Controlling Interests, (ii) foreign, state and local income taxes, including NYC UBT, and (iii) impacts upon Conversion in 2019 noted above (see note 10 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
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

	For the Three Months Ended September 30,		Total Change	Percentage Change	For the Nine Months Ended September 30,		Total Change	Percentage Change
	2020	2019			2020	2019
	(in thousands)				(in thousands)
Credit:
Management fees	$246,159	$198,867	$47,292	23.8%	$679,109	$571,884	$107,225	18.7%
Advisory and transaction fees, net	51,376	5,530	45,846	NM	80,399	13,888	66,511	478.9
Performance fees(1)	2,204	6,449	(4,245)	(65.8)	8,048	16,371	(8,323)	(50.8)
Fee Related Revenues	299,739	210,846	88,893	42.2	767,556	602,143	165,413	27.5
Salary, bonus and benefits	(61,975)	(51,746)	(10,229)	19.8	(171,789)	(146,515)	(25,274)	17.3
General, administrative and other	(40,367)	(33,403)	(6,964)	20.8	(112,991)	(92,546)	(20,445)	22.1
Placement fees	(425)	(190)	(235)	123.7	(1,089)	(42)	(1,047)	NM
Fee Related Expenses	(102,767)	(85,339)	(17,428)	20.4	(285,869)	(239,103)	(46,766)	19.6
Other income (loss), net of Non-Controlling Interest	(780)	(597)	(183)	30.7	(2,167)	967	(3,134)	NM
Fee Related Earnings	196,192	124,910	71,282	57.1	479,520	364,007	115,513	31.7
Realized performance fees	7,614	3,530	4,084	115.7	37,834	24,887	12,947	52.0
Realized profit sharing expense	(7,614)	(1,674)	(5,940)	354.8	(37,530)	(13,069)	(24,461)	187.2
Net Realized Performance Fees	—	1,856	(1,856)	(100.0)	304	11,818	(11,514)	(97.4)
Realized principal investment income, net (2)	928	5,845	(4,917)	(84.1)	4,112	16,803	(12,691)	(75.5)
Net interest loss and other	(14,010)	(6,106)	(7,904)	129.4	(42,981)	(15,148)	(27,833)	183.7
Segment Distributable Earnings	$183,110	$126,505	$56,605	44.7%	$440,955	$377,480	$63,475	16.8%
(1)Represents certain performance fees related to business development companies and Redding Ridge Holdings, and MidCap.
(2)Realized principal investment income, net includes dividends from our permanent capital vehicles, net of such amounts used to compensate employees.
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
In this section, references to 2020 refer to the three months ended September 30, 2020 and references to 2019 refer to the three months ended September 30, 2019.
Management fees increased by $47.3 million to $246.2 million in 2020 from $198.9 million in 2019. This change was primarily attributable to an increase in management fees earned from Athene and Athora of $28.3 million and $15.0 million, respectively.
Advisory and transaction fees, net increased by $45.8 million to $51.4 million in 2020 from $5.5 million in 2019. This increase was primarily driven by advisory and transaction fees earned related to a long-term strategic investment for an underlying real estate portfolio during 2020.

Performance fees decreased by $4.2 million to $2.2 million in 2020 from $6.4 million in 2019, primarily attributable to a decrease in performance fees generated from AINV and a non-traded business development company of $2.2 million and $2.0 million, respectively.
Salary, bonus and benefits expense increased by $10.2 million to $62.0 million in 2020 from $51.7 million in 2019 primarily due to an increase in headcount.
General, administrative and other expense increased by $7.0 million to $40.4 million in 2020 from $33.4 million in 2019 primarily driven by an increase in professional fees in 2020.
Realized performance fees increased by $4.1 million to $7.6 million in 2020 from $3.5 million in 2019. This change was primarily attributable to an increase in realized performance fees generated from an SIA. The increase in realized performance fees generated from the SIA was primarily a result of profits generated from sales of opportunistic investments in 2020.
Realized profit sharing expense increased by $5.9 million to $7.6 million in 2020 from $1.7 million in 2019 as a result of a corresponding increase in realized performance fees as described above and an increase in profit sharing expense related to the Incentive Pool. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $2.7 million related to the Incentive Pool for 2020. There was no profit sharing expense related to the Incentive Pool for 2019. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income decreased by $4.9 million to $0.9 million in 2020 from $5.8 million in 2019. This change was primarily attributable to a decrease in realizations from Apollo’s equity ownership in MidCap and Redding Ridge Holdings.
Net interest loss and other increased by $7.9 million to $14.0 million in 2020 from $6.1 million in 2019, primarily due to additional interest expense incurred as a result of the timing of issuances of debt arrangements, as described in note 11 to our condensed consolidated financial statements, as well as a decrease in interest income earned from U.S. Treasury securities as a result of lower interest rates in 2020.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
In this section, references to 2020 refer to the nine months ended September 30, 2020 and references to 2019 refer to the nine months ended September 30, 2019.
Management fees increased by $107.2 million to $679.1 million in 2020 from $571.9 million in 2019. This change was primarily attributable to an increase in management fees earned from Athene and Athora of $51.5 million and $32.5 million, respectively.
Advisory and transaction fees, net increased by $66.5 million to $80.4 million in 2020 from $13.9 million in 2019. This increase was primarily driven by advisory and transaction fees earned in relation to a long-term strategic investment for an underlying real estate portfolio and structuring fees earned related to portfolio companies in the energy and consumer and retail industries during 2020.
Performance fees decreased by $8.3 million to $8.0 million in 2020 from $16.4 million in 2019, primarily attributable to a decrease in performance fees earned from Redding Ridge Holdings of $6.4 million, as Redding Ridge Holdings achieved its annualized hurdle rate during 2019 but did not do so in 2020, as well as decreases in performance fees generated from a non-traded business development company and AINV of $5.8 million and $2.2 million, respectively.
Salary, bonus and benefits expense increased by $25.3 million to $171.8 million in 2020 from $146.5 million in 2019 primarily due to an increase in headcount.
General, administrative and other expense increased by $20.4 million to $113.0 million in 2020 from $92.5 million in 2019. The change was primarily driven by increases in professional fees, technology expense and occupancy costs in 2020.
Realized performance fees increased by $12.9 million to $37.8 million in 2020 from $24.9 million in 2019. This change was primarily attributable to an increase in realized performance fees generated from an insurance-linked securities portfolio, an SIA and certain CLOs of $13.9 million, $5.1 million and $5.0 million, respectively, partially offset by a decrease in realized performance fees generated from FCI I of $12.0 million.

The increase in realized performance fees from the SIA was attributable to sales of opportunistic investments across a number of sectors. The increase in realized performance fees from certain CLOs was attributable to crystallization of performance fees as the CLOs liquidated during 2020. The decrease in realized performance fees generated from FCI I was primarily driven by realizations of the fund’s investments in various life settlement policies during 2019, while the fund had no realized performance fees during 2020.
Realized profit sharing expense increased by $24.5 million to $37.5 million in 2020 from $13.1 million in 2019, as a result of a corresponding increase in realized performance fees as described above, and an increase in profit sharing expense related to the Incentive Pool. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $19.4 million and $0.1 million related to the Incentive Pool for 2020 and 2019, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income decreased by $12.7 million to $4.1 million in 2020 from $16.8 million in 2019. This change was primarily attributable to a decrease in realizations from Apollo’s equity ownership in MidCap and Redding Ridge Holdings of $7.2 million and $1.0 million, respectively.
Net interest loss and other increased by $27.8 million to $43.0 million in 2020 from $15.1 million in 2019, primarily due to additional interest expense incurred as a result of the timing of issuances of debt arrangements, as described in note 11 to our condensed consolidated financial statements. Additionally, the increase was partially due to one-time costs to wind down a managed account arrangement incurred during 2020.
Private Equity
The following table sets forth our segment statement of operations information and our supplemental performance measure, Segment Distributable Earnings, within our private equity segment.

	For the Three Months Ended September 30,		Total Change	Percentage Change	For the Nine Months Ended September 30,		Total Change	Percentage Change
	2020	2019			2020	2019
	(in thousands)				(in thousands)
Private Equity:
Management fees	$128,446	$131,643	$(3,197)	(2.4)%	$381,306	$391,777	$(10,471)	(2.7)%
Advisory and transaction fees, net	20,108	10,655	9,453	88.7	85,253	47,048	38,205	81.2
Fee Related Revenues	148,554	142,298	6,256	4.4	466,559	438,825	27,734	6.3
Salary, bonus and benefits	(53,451)	(45,807)	(7,644)	16.7	(149,133)	(129,307)	(19,826)	15.3
General, administrative and other	(25,099)	(26,603)	1,504	(5.7)	(68,863)	(75,427)	6,564	(8.7)
Placement fees	(188)	(65)	(123)	189.2	(295)	(548)	253	(46.2)
Fee Related Expenses	(78,738)	(72,475)	(6,263)	8.6	(218,291)	(205,282)	(13,009)	6.3
Other income, net	23	(135)	158	NM	48	4,024	(3,976)	(98.8)
Fee Related Earnings	69,839	69,688	151	0.2	248,316	237,567	10,749	4.5
Realized performance fees	2,025	63,742	(61,717)	(96.8)	6,717	136,429	(129,712)	(95.1)
Realized profit sharing expense	(2,025)	(22,084)	20,059	(90.8)	(7,021)	(63,900)	56,879	(89.0)
Net Realized Performance Fees	—	41,658	(41,658)	(100.0)	(304)	72,529	(72,833)	NM
Realized principal investment income	1,598	8,114	(6,516)	(80.3)	5,544	18,079	(12,535)	(69.3)
Net interest loss and other	(14,580)	(8,911)	(5,669)	63.6	(41,940)	(22,694)	(19,246)	84.8
Segment Distributable Earnings	$56,857	$110,549	$(53,692)	(48.6)%	$211,616	$305,481	$(93,865)	(30.7)%
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
In this section, references to 2020 refer to the three months ended September 30, 2020 and references to 2019 refer to the three months ended September 30, 2019.
Management fees decreased by $3.2 million to $128.4 million in 2020 from $131.6 million in 2019. This change was primarily attributable to a decrease in management fees earned from Fund VIII and Fund VII of $4.5 million and $2.9 million, respectively, partially offset by an increase in management fees earned from Hybrid Value Fund of $4.0 million.
Advisory and transaction fees, net increased by $9.5 million to $20.1 million in 2020 from $10.7 million in 2019. This change was primarily attributable to a transaction fee earned with respect to a portfolio company in the media, telecom and technology industry.

Salary, bonus and benefits expense increased by $7.6 million to $53.5 million in 2020 from $45.8 million in 2019 primarily due to an increase in headcount.
Realized performance fees decreased by $61.7 million to $2.0 million in 2020 from $63.7 million in 2019. This change was primarily attributable to a decrease in realized performance fees generated from Fund VIII of $57.2 million. The realized performance fees generated from Fund VIII during 2019 were the result of sales and income generated from investments primarily in the financial services sector. Fund VIII had no realized performance fees during 2020.
Realized profit sharing expense decreased by $20.1 million to $2.0 million in 2020 from $22.1 million in 2019, as a result of the decrease in realized performance fees as described above, partially offset by an increase in profit sharing expense related to the Incentive Pool. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $1.2 million of expense related to the Incentive Pool for 2020. There was no profit sharing expense related to the Incentive Pool for 2019. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income decreased by $6.5 million to $1.6 million in 2020 from $8.1 million in 2019. This change was primarily attributable to a decrease in realizations from Apollo’s equity ownership in Fund VIII of $7.2 million.
Net interest loss and other increased by $5.7 million to $14.6 million in 2020 from $8.9 million in 2019, primarily due to a decrease in interest income earned from U.S. Treasury securities as a result of lower interest rates in 2020, as well as additional interest expense incurred as a result of the timing of issuances of debt arrangements, as described in note 11 to our condensed consolidated financial statements.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
In this section, references to 2020 refer to the nine months ended September 30, 2020 and references to 2019 refer to the nine months ended September 30, 2019.
Management fees decreased by $10.5 million to $381.3 million in 2020 from $391.8 million in 2019. This change was primarily attributable to a decrease in management fees earned from Fund VIII and Fund VII of $9.7 million and $8.1 million, respectively, partially offset by an increase in management fees earned from Hybrid Value Fund of $8.8 million.
Advisory and transaction fees, net increased by $38.2 million to $85.3 million in 2020 from $47.0 million in 2019. This change was primarily attributable to transaction fees earned with respect to a portfolio company in the media, telecom and technology industry and a structuring fee earned from a portfolio company in the consumer and retail industry in 2020.
Salary, bonus and benefits expense increased by $19.8 million to $149.1 million in 2020 from $129.3 million in 2019 primarily due to an increase in headcount.
General, administrative and other expense decreased by $6.6 million to $68.9 million in 2020 from $75.4 million in 2019. The change was primarily driven by a decrease in professional fees and fund organizational expenses in 2020.
Realized performance fees decreased by $129.7 million to $6.7 million in 2020 from $136.4 million in 2019. This change was primarily attributable to a decrease in realized performance fees generated from Fund VIII of $126.8 million. The realized performance fees earned from Fund VIII in 2019 were the result of sales and income generated from investments primarily in the business services, manufacturing and industrial, financial services and leisure sectors. Fund VIII had no realized performance fees during 2020.
Realized profit sharing expense decreased by $56.9 million to $7.0 million in 2020 from $63.9 million in 2019, as a result of the corresponding decrease in realized performance fees as described above as well as a decrease in the profit sharing expense related to the Incentive Pool. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $3.0 million and $16.9 million of expenses related to the Incentive Pool for 2020 and 2019, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income decreased by $12.5 million to $5.5 million in 2020 from $18.1 million in 2019. This change was primarily attributable to a decrease in realizations from Apollo’s equity ownership in Fund VIII of $15.6 million partially offset by an increase in realizations from Apollo’s equity ownership in Fund IX of $2.7 million.

Net interest loss and other increased by $19.2 million to $41.9 million in 2020 from $22.7 million in 2019 primarily due to additional interest expense incurred as a result of the timing of issuances of debt arrangements, as described in note 11 to our condensed consolidated financial statements as well as a decrease in interest income earned from U.S. Treasury securities as a result of lower interest rates in 2020. Additionally, the increase was partially due to one-time costs to wind down a managed account arrangement incurred during 2020.
Real Assets
The following table sets forth our segment statement of operations information and our supplemental performance measure, Segment Distributable Earnings, within our real assets segment.

	For the Three Months Ended September 30,		Total Change	Percentage Change	For the Nine Months Ended September 30,		Total Change	Percentage Change
	2020	2019			2020	2019
	(in thousands)				(in thousands)
Real Assets:
Management fees	$51,847	$47,862	$3,985	8.3%	$150,227	$139,645	$10,582	7.6%
Advisory and transaction fees, net	878	377	501	132.9%	5,191	5,748	(557)	(9.7)
Fee Related Revenues	52,725	48,239	4,486	9.3%	155,418	145,393	10,025	6.9
Salary, bonus and benefits	(29,513)	(19,306)	(10,207)	52.9%	(83,037)	(57,031)	(26,006)	45.6
General, administrative and other	(11,869)	(10,734)	(1,135)	10.6%	(35,637)	(28,956)	(6,681)	23.1
Placement fees	—	(1)	1	(100.0)	—	(1)	1	(100.0)
Fee Related Expenses	(41,382)	(30,041)	(11,341)	37.8%	(118,674)	(85,988)	(32,686)	38.0
Other income (loss), net of Non-Controlling Interest	59	(6)	65	NM	154	88	66	75.0
Fee Related Earnings	11,402	18,192	(6,790)	(37.3)%	36,898	59,493	(22,595)	(38.0)
Realized performance fees	7,806	162	7,644	NM	49,477	3,242	46,235	NM
Realized profit sharing expense	(7,806)	(65)	(7,741)	NM	(49,477)	(1,299)	(48,178)	NM
Net Realized Performance Fees	—	97	(97)	(100.0)%	—	1,943	(1,943)	(100.0)
Realized principal investment income	356	415	(59)	(14.2)%	4,028	2,209	1,819	82.3
Net interest loss and other	(6,216)	(3,234)	(2,982)	92.2%	(16,069)	(8,115)	(7,954)	98.0
Segment Distributable Earnings	$5,542	$15,470	$(9,928)	(64.2)%	$24,857	$55,530	$(30,673)	(55.2)%
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
In this section, references to 2020 refer to the three months ended September 30, 2020 and references to 2019 refer to the three months ended September 30, 2019.
Management fees increased by $4.0 million to $51.8 million in 2020 from $47.9 million in 2019. This change was primarily attributable to an increase in management fees earned from Apollo U.S. Real Estate Fund III, Athene, and Athora of $1.6 million, $1.4 million, and $1.4 million, respectively. Apollo U.S. Real Estate Fund III became effective during the three months ended June 30, 2020 and earned a full quarter of management fees for the three months ended September 30, 2020.
Salary, bonus and benefits increased by $10.2 million to $29.5 million in 2020 from $19.3 million in 2019 primarily due to an increase in headcount.
Realized performance fees increased by $7.6 million to $7.8 million in 2020 from $0.2 million in 2019. This change was primarily attributable to an increase in realized performance fees generated from Apollo Infrastructure Opportunities Fund (“AIOF”) I and Apollo U.S. Real Estate Fund II of $4.3 million and $3.0 million, respectively.
The increase in realized performance fees from AIOF I was primarily a result of full and partial realizations of infrastructure related assets and recurring yield from certain unrealized projects. The increase in realized performance fees from Apollo U.S. Real Estate Fund II was primarily the result of industrial asset realizations in 2020.
Realized profit sharing expense increased by $7.7 million to $7.8 million in 2020 from $0.1 million in 2019, as a result of the corresponding increase in realized performance fees as described above and an increase in profit sharing expense related to the Incentive Pool. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $4.4 million of expense related to the Incentive Pool for 2020. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.

Net interest loss and other increased by $3.0 million to $6.2 million in 2020 from $3.2 million in 2019, primarily due to additional interest expense incurred as a result of the timing of issuances of debt arrangements, as described in note 11 to our condensed consolidated financial statements as well as a decrease in interest income earned from U.S. Treasury securities as a result of lower interest rates in 2020.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
In this section, references to 2020 refer to the nine months ended September 30, 2020 and references to 2019 refer to the nine months ended September 30, 2019.
Management fees increased by $10.6 million to $150.2 million in 2020 from $139.6 million in 2019. This change was primarily attributable to an increase in management fees earned from Athene and Athora of $5.5 million and $4.5 million, respectively.
Salary, bonus and benefits expense increased by $26.0 million to $83.0 million in 2020 from $57.0 million in 2019 primarily due to an increase in headcount.
General, administrative and other expense increased by $6.7 million to $35.6 million in 2020 from $29.0 million in 2019. The change was primarily driven by an increase in professional fees, occupancy costs, and technology expenses in 2020.
Realized performance fees increased by $46.2 million to $49.5 million in 2020 from $3.2 million in 2019. The increase in realized performance fees in 2020 was primarily attributable to realized performance fees generated from EPF III and AIOF I of $34.1 million and $6.3 million, respectively.
The increase in realized performance fees from EPF III was a result of the sale of investments in logistics assets in 2020, while the fund had no realizations during 2019. The increase in realized performance fees from AIOF I was primarily a result of full and partial realizations of infrastructure related assets and recurring yield from certain unrealized projects.
Realized profit sharing expense increased by $48.2 million to $49.5 million in 2020 from $1.3 million in 2019 as a result of the corresponding increase in realized performance fees as described above, and an increase in profit sharing expense related to the Incentive Pool. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $28.8 million related to the Incentive Pool for 2020. There was no profit sharing expense related to the Incentive Pool for 2019. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income increased by $1.8 million to $4.0 million in 2020 from $2.2 million in 2019. This change was primarily attributable to an increase in realizations from Apollo’s equity ownership in EPF III.
Net interest loss and other increased by $8.0 million to $16.1 million in 2020 from $8.1 million in 2019 primarily due to additional interest expense incurred as a result of the timing of issuances of debt arrangements, as described in note 11 to our condensed consolidated financial statements as well as a decrease in interest income earned from U.S. Treasury securities as a result of lower interest rates in 2020.

Summary of Distributable Earnings
The following table is a reconciliation of Distributable Earnings per share of common and equivalent to net dividend per share of common and equivalent.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Segment Distributable Earnings	$245,509	$252,524	$677,428	$738,491
Taxes and related payables	(31,257)	(20,895)	(74,490)	(50,409)
Preferred dividends	(9,163)	(9,164)	(27,492)	(27,492)
Distributable Earnings	205,089	222,465	575,446	660,590
Add back: Tax and related payables attributable to common and equivalents	14,678	18,765	51,698	44,017
Distributable Earnings before certain payables(1)	219,767	241,230	627,144	704,607
Percent to common and equivalents	54%	56%	54%	56%
Distributable Earnings before other payables attributable to common and equivalents	118,674	135,089	338,658	394,580
Less: Taxes and related payables attributable to common and equivalents	(14,678)	(18,765)	(51,698)	(44,017)
Distributable Earnings attributable to common and equivalents(2)	$103,996	$116,324	$286,960	$350,563
Distributable Earnings per share(3)	$0.47	$0.54	$1.30	$1.60
(Retained) contributed capital per share(3)	0.04	(0.04)	0.12	(0.14)
Net dividend per share(3)	$0.51	$0.50	$1.42	$1.46
(1)Distributable Earnings before certain payables represents Distributable Earnings before the deduction for the estimated current corporate taxes and the amounts payable under Apollo’s tax receivable agreement.
(2)“Common and equivalents” consists of total shares of Class A Common Stock outstanding and RSUs that participate in dividends.
(3)Per share calculations are based on end of period Distributable Earnings Shares Outstanding, which consists of total shares of Class A Common Stock outstanding, AOG Units that participate in dividends and RSUs that participate in dividends.

Summary of Non-U.S. GAAP Measures
The table below sets forth a reconciliation of net income attributable to Apollo Global Management, Inc. Class A Common Stockholders to our non-U.S. GAAP performance measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net Income (Loss) Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$263,236	$354,106	$(304,982)	$649,658
Preferred dividends	9,163	9,164	27,492	27,492
Net income (loss) attributable to Non-Controlling Interests in consolidated entities	100,021	7,083	(23,320)	20,888
Net income (loss) attributable to Non-Controlling Interests in the Apollo Operating Group	303,679	150,741	(307,849)	480,784
Net Income (Loss)	$676,099	$521,094	$(608,659)	$1,178,822
Income tax provision (benefit)	89,357	(231,896)	(66,173)	(195,345)
Income Before Income Tax Provision (Benefit)	$765,456	$289,198	$(674,832)	$983,477
Transaction-related charges(1)	10,835	5,201	21,546	28,799
Charges associated with corporate conversion(2)	2,829	6,994	3,893	17,000
Loss from change in tax receivable agreement liability	—	38,575	—	38,575
Net income (loss) attributable to Non-Controlling Interests in consolidated entities	(100,021)	(7,083)	23,320	(20,888)
Unrealized performance fees	(440,310)	(183,208)	452,215	(497,270)
Unrealized profit sharing expense	168,368	61,098	(172,128)	177,659
Equity-based profit sharing expense and other(3)	27,681	22,203	100,632	63,840
Equity-based compensation	17,962	15,802	49,779	52,462
Unrealized principal investment (income) loss	(49,406)	(20,411)	45,054	(64,632)
Unrealized net (gains) losses from investment activities and other	(157,885)	24,155	827,949	(40,531)
Segment Distributable Earnings(4)	$245,509	$252,524	$677,428	$738,491
Taxes and related payables	(31,257)	(20,895)	(74,490)	(50,409)
Preferred dividends	(9,163)	(9,164)	(27,492)	(27,492)
Distributable Earnings	$205,089	$222,465	$575,446	$660,590
Preferred dividends	9,163	9,164	27,492	27,492
Taxes and related payables	31,257	20,895	74,490	50,409
Realized performance fees	(17,445)	(67,434)	(94,028)	(164,558)
Realized profit sharing expense	17,445	23,823	94,028	78,268
Realized principal investment income, net	(2,882)	(14,374)	(13,684)	(37,091)
Net interest loss and other	34,806	18,251	100,990	45,957
Fee Related Earnings	$277,433	$212,790	$764,734	$661,067
Depreciation, amortization and other, net	3,369	2,927	9,192	8,239
Fee Related EBITDA	$280,802	$215,717	$773,926	$669,306
Realized performance fees	17,445	67,434	94,028	164,558
Realized profit sharing expense	(17,445)	(23,823)	(94,028)	(78,268)
Fee Related EBITDA + 100% of Net Realized Performance Fees	$280,802	$259,328	$773,926	$755,596
(1)Transaction-related charges include contingent consideration, equity-based compensation charges and the amortization of intangible assets and certain other charges associated with acquisitions, and restructuring charges.
(2)Represents expenses incurred in relation to the Conversion, as described in note 1 to the condensed consolidated financial statements.
(3)Equity-based profit sharing expense and other includes certain profit sharing arrangements in which a portion of performance fees distributed to the general partner are allocated by issuance of equity-based awards, rather than cash, to employees of Apollo. Equity-based profit sharing expense and other also includes non-cash expenses related to equity awards in unconsolidated related parties granted to employees of Apollo.

(4)See note 17 to the condensed consolidated financial statements for more details regarding Segment Distributable Earnings for the combined segments.
The table below sets forth a reconciliation of Class A Common Stock Outstanding to our Distributable Earnings Shares Outstanding:

	As of September 30, 2020	As of September 30, 2019	As of December 31, 2019
Total Class A Common Stock Outstanding	228,747,302	222,403,296	222,994,407
Non-GAAP Adjustments:
Participating Apollo Operating Group Units	204,028,327	180,361,308	180,111,308
Vested RSUs	158,007	216,552	2,349,618
Unvested RSUs Eligible for Dividend Equivalents	8,086,467	8,770,229	6,610,369
Distributable Earnings Shares Outstanding	441,020,103	411,751,385	412,065,702
Liquidity and Capital Resources
Overview
Apollo’s business model primarily derives revenues and cash flows from the assets it manages. Apollo targets operating expense levels such that fee income exceeds total operating expenses each period. The company intends to distribute to its stockholders on a quarterly basis substantially all of its distributable earnings after taxes and related payables in excess of amounts determined to be necessary or appropriate to provide for the conduct of the business. As a result, the Company requires limited capital resources to support the working capital or operating needs of the business. While primarily met by cash flows generated through fee income received, liquidity needs are also met (to a limited extent) through proceeds from borrowings and equity issuances as described in notes 11 and 14 to the condensed consolidated financial statements, respectively. The Company had cash and cash equivalents of $1.8 billion at September 30, 2020.
Due to the COVID-19 pandemic, there has been volatility in the financial markets. While the Company is not aware of any events that would result in an immediate impact to our liquidity needs, we continue to monitor developments on the global spread of COVID-19 as additional information is obtained.
Primary Sources and Uses of Cash
The Company has multiple sources of short-term liquidity to meet its capital needs, including cash on hand, annual cash flows from its activities, and available funds from the Company’s $750 million revolving credit facility as of September 30, 2020. The Company believes these sources will be sufficient to fund our capital needs for at least the next twelve months. If the Company determines that market conditions are favorable after taking into account our liquidity requirements, we may seek to issue additional senior notes, preferred equity, or other financing instruments.
The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows:

	For the Nine Months Ended September 30,
	2020	2019
	(in thousands)
Operating Activities	$1,514,716	$835,012
Investing Activities	(7,467)	(252,292)
Financing Activities	(466,690)	58,798
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	$1,040,559	$641,518
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

•During the nine months ended September 30, 2020 and 2019, cash provided by operating activities primarily includes cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, offset by cash outflows for compensation, general, administrative, and other expenses. Net cash provided by operating activities also reflects the operating activity of our consolidated funds and VIEs, which primarily include cash inflows from consolidated funds and from sale of investments offset by cash outflows for purchases of investments.
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
•During the nine months ended September 30, 2020 and 2019, cash used by investing activities primarily reflects purchases of U.S. Treasury securities and other investments and net contributions to equity method investments, offset partially by proceeds from maturities of U.S. Treasury securities.
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
•During the nine months ended September 30, 2020, cash used in financing activities primarily reflects dividends to Class A Common Stockholders, distributions to Non-Controlling interest holders, and repurchases of Class A Common Stock, partially offset by proceeds from the issuance of the 2030 Senior Notes. Net cash used in financing activities also reflects the financing activity of our consolidated funds and VIEs, which primarily reflects net cash inflows from issuance of debt and net contributions to Non-Controlling interest holders in consolidated VIEs.
•During the nine months ended September 30, 2019, cash provided by financing activities primarily reflects proceeds from the issuance of the 2029 Senior Notes and 2039 Senior Secured Guaranteed Notes, partially offset by dividends to Class A shareholders and distributions to Non-Controlling interest holders.
Future Debt Obligations
The Company had long-term debt of $3.2 billion at September 30, 2020, which includes $3.1 billion of notes with maturities in 2024, 2026, 2029, 2030, 2039, 2048 and 2050. See note 11 to the condensed consolidated financial statements for further information regarding the Company’s debt arrangements.
Contractual Obligations, Commitments and Contingencies
The Company had unfunded general partner commitments of $1.0 billion at September 30, 2020, of which $351.1 million related to Fund IX. For a summary and a description of the nature of the Company’s commitments, contingencies and contractual obligations, see note 16 to the condensed consolidated financial statements and “—Contractual Obligations, Commitments and Contingencies”. The Company’s commitments are primarily fulfilled through cash flows from operations and (to a limited extent) through borrowings and equity issuances as described in notes 11 and 14 to the condensed consolidated financial statements, respectively.
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
On October 29, 2020, the Company declared a cash dividend of $0.51 per Class A share, which will be paid on November 30, 2020 to holders of record at the close of business on November 20, 2020. Also, the Company declared a cash dividend of $0.398438 per share of Series A Preferred share and Series B Preferred share which will be paid on December 15, 2020 to holders of record at the close of business on November 30, 2020.

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
Fund VIII, Fund VII, Fund VI, ANRP I and ANRP II Escrow
As of September 30, 2020, the remaining investments and escrow cash of Fund VII, Fund VI, ANRP I and ANRP II were valued at 41%, 34%, 21% and 76% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per these funds’ partnership agreements.
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
Several of the Company’s employee remuneration programs are dependent upon performance fee realizations, including the Incentive Pool, and dedicated performance fee rights and certain RSU awards for which vesting is contingent, in part, on the realization of performance fees in a specified period. The Company established these programs to attract and retain, and provide incentive to, partners and employees of the Company and to more closely align the overall compensation of partners and employees with the overall realized performance of the Company. Dedicated performance fee rights entitle their holders to payments arising from performance fee realizations. The Incentive Pool enables certain partners and employees to earn discretionary compensation based on realized performance fees in a given year, which amounts are reflected in profit sharing expense in the Company’s condensed consolidated financial statements.  Amounts earned by participants as a result of their performance fee rights (whether dedicated or Incentive Pool) will vary year-to-year depending on the overall realized performance of the Company (and, in the case of the Incentive Pool, on their individual performance). There is no assurance that the Company will continue to compensate individuals through the same types of arrangements in the future and there may be periods when the Company determines that allocations of realized performance fees are not sufficient to compensate individuals, which may result in an increase in salary, bonus and benefits, the modification of existing programs or the use of new remuneration programs.  Reductions in performance fee revenues could also make it harder to retain employees and cause employees to seek other employment opportunities.
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
Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties. The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If a tax position is not considered more likely than not to be sustained, then no benefits of the position are recognized. The Company’s tax positions are reviewed and evaluated quarterly to determine whether or not the Company has uncertain tax positions that require financial statement recognition.
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
Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value utilizing a model-based approach to determine fair value. Apollo’s privately valued credit portfolio is concentrated in bank loans to middle-market companies, loans backed by commercial real estate, aviation and other asset backed loans, and life settlements. Valuation approaches used to estimate the fair value of illiquid credit investments may also include the market approach and the income approach. Most private debt instruments are valued utilizing discounted cash flow models where the key valuation drivers are market yield/credit spread, timing of cash flows and recovery of principal amount. Some of the considerations incorporated in determining the key valuation inputs in our model-based valuation approaches include but are not limited to:

•relative liquidity and change in liquidity profile of an asset class compared to underlying assets in an observable benchmark;
•specific contractual terms such as LIBOR floor, covenants or extension features;
•portfolio company specific business strength or weakness as it relates to COVID-19;
•portfolio company’s liquidity profile;
•expected maturity of debt instruments, which could be different than the contractual maturity;
•requested or granted amendments or deferrals; and
•expected recovery and timing of recovery for distressed debt instruments.
    Private Equity Investments
Over two thirds of Apollo’s private equity investments are valued using a market approach or an observable market price making overall portfolio returns in-line with relevant benchmark indices. Some of the additional considerations incorporated in valuation approaches includes but are not limited to:
•relative liquidity and change in liquidity profile of the portfolio company;
•portfolio company-specific business strength or weakness as it relates to COVID-19.
    Real Assets Investments
The estimated fair value of commercial mortgage-backed securities (“CMBS”) in Apollo’s real assets funds is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Debt and equity securities that are not publicly traded or whose market prices are not readily available, such as private commercial real estate debt and equity investments in entities that own real estate, are valued at fair value utilizing a model-based approach to determine fair value. Some of the considerations incorporated in our model-based valuation approaches includes but are not limited to:
•property type specific considerations of potential disruption e.g., higher impact on hospitality or retail than residential;
•individual property specific considerations: region and sub-market, tenant profile and liquidity profile;
•requested or granted amendments or deferrals;
•expected maturity of debt instruments; for example, debt maturing in near term are priced utilizing extensions assuming borrowers may not re-finance in the current market environment; and
•loans evaluated for possible impairment.
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

Contractual Obligations, Commitments and Contingencies
The Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows as of September 30, 2020:

	Remaining 2020	2021	2022	2023	2024	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$5,908	$41,043	$48,324	$50,027	$47,478	$471,899	$664,679
Other long-term obligations(2)	9,347	9,908	1,947	703	703	—	22,608
2018 AMH Credit Facility(3)	169	675	675	358	—	—	1,877
2024 Senior Notes(3)	5,000	20,000	20,000	20,000	508,333	—	573,333
2026 Senior Notes(3)	5,500	22,000	22,000	22,000	22,000	530,983	624,483
2029 Senior Notes(3)	8,222	32,886	32,886	32,886	32,886	810,818	950,584
2030 Senior Notes(3)	3,313	13,250	13,250	13,250	13,250	571,912	628,225
2039 Senior Secured Guaranteed Notes(3)(4)	3,876	15,503	15,503	15,503	15,503	395,063	460,951
2048 Senior Notes(3)	3,750	15,000	15,000	15,000	15,000	648,750	712,500
2050 Subordinated Notes(3)	3,713	14,850	14,850	14,850	14,850	671,844	734,957
Secured Borrowing I	86	345	345	345	345	20,816	22,282
Secured Borrowing II	85	339	339	339	339	22,394	23,835
2016 AMI Term Facility I	64	257	257	257	257	19,782	20,874
2016 AMI Term Facility II	67	268	268	19,264	—	—	19,867
Obligations	$49,100	$186,324	$185,644	$204,782	$670,944	$4,164,261	$5,461,055
(1)Operating lease obligations excludes $133.4 million of other operating expenses associated with operating leases.
(2)Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.
(3)See note 11 of the condensed consolidated financial statements for further discussion of these debt obligations.
(4)Payments based on anticipated repayment date of July 2029.

Note:    Due to the fact that the timing of certain amounts to be paid cannot be determined or for other reasons discussed below, the following contractual commitments have not been presented in the table above.
(i)As noted previously, we have entered into a tax receivable agreement with our Managing Partners and Contributing Partners which requires us to pay to our Managing Partners and Contributing Partners 85% of any tax savings received by AGM Inc. and its subsidiaries from our step-up in tax basis. The tax savings achieved may not ensure that we have sufficient cash available to pay this liability and we might be required to incur additional debt to satisfy this liability.
(ii)Debt amounts related to the consolidated VIEs are not presented in the table above as the Company is not a guarantor of these non-recourse liabilities.
(iii)In connection with the Stone Tower acquisition, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future performance fees earned from certain of the Stone Tower funds, CLOs and strategic investment accounts. This contingent consideration liability is remeasured to fair value at each reporting period until the obligations are satisfied. See note 16 to the condensed consolidated financial statements for further information regarding the contingent consideration liability.
(iv)Commitments from certain of our subsidiaries to contribute to the funds we manage and certain related parties.
Commitments
Certain of our management companies and general partners are committed to contribute to the funds we manage and certain related parties. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our related parties, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its related parties, the percentage of total fund commitments of Apollo and its related parties, the commitment and remaining commitment amounts of Apollo only (excluding related parties), and the percentage of total fund commitments of Apollo only (excluding related parties) for each credit, private equity and real assets fund as of September 30, 2020 as follows ($ in millions):

Fund	Apollo and Related Party Commitments	% of Total Fund Commitments	Apollo Only (Excluding Related Party) Commitments	Apollo Only (Excluding Related Party) % of Total Fund Commitments	Apollo and Related Party Remaining Commitments	Apollo Only (Excluding Related Party) Remaining Commitments
Credit:
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	$30.5	1.93%	$23.4	1.48%	$0.8	$0.6
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	449.2	30.26	29.7	2.00	—	—
Financial Credit Investment IV, L.P. (“FCI IV”)	177.3	23.07	14.3	1.86	177.3	14.3
Financial Credit Investment III, L.P. (“FCI III”)	224.3	11.76	0.1	0.01	110.6	0.1
Financial Credit Investment II, L.P. (“FCI II”)	244.6	15.72	—	—	114.9	—
Financial Credit Investment I, L.P. (“FCI I”)	151.3	27.07	—	—	—	—
SCRF IV	416.1	16.63	33.1	1.32	37.1	2.8
MidCap	1,859.7	77.32	126.9	5.27	74.7	6.4
Apollo Moultrie Credit Fund, L.P.	400.0	100.00	—	—	185.0	—
Apollo Accord Fund IV, L.P.	75.7	7.19	25.7	2.44	73.7	25.0
Apollo Accord Master Fund III, L.P.	225.1	25.40	0.1	0.01	97.8	—
Apollo Revolver Fund, L.P.	322.1	61.31	10.2	1.94	322.1	10.2
Apollo Strategic Origination Partners	6,121.2	50.50	121.2	1.00	6,121.2	121.2
Athora(1)(4)	1,319.4	32.53	214.1	5.28	108.6	27.5
Other Credit	4,203.5	Various	211.7	Various	1,654.9	87.5
Private Equity:
Fund IX	1,917.5	7.75	455.9	1.84	1,464.3	351.1
Fund VIII	1,543.5	8.40	396.8	2.16	219.5	58.1
Fund VII	467.2	3.18	178.1	1.21	60.0	23.1
Fund VI	246.3	2.43	6.1	0.06	9.7	0.2
Fund V	100.0	2.67	0.5	0.01	6.2	—
Fund IV	100.0	2.78	0.2	0.01	0.5	—
AION	151.0	18.28	50.0	6.05	17.8	5.7
ANRP I	376.1	28.43	10.1	0.76	47.8	1.0
ANRP II	481.2	13.93	25.9	0.75	108.8	5.8
ANRP III	650.1	46.44	27.0	1.93	640.8	26.6
A.A. Mortgage	625.0	80.31	—	—	200.0	—
Apollo Rose II, L.P.	887.1	51.01	33.0	1.9	325.8	12.4
Champ, L.P.	197.4	78.25	27.2	10.8	16.5	2.5
Apollo Royalties Management, LLC	108.6	100.00	—	—	—	—
Hybrid Value Fund	847.0	26.16	63.8	1.97	368.4	28.0
Hybrid Value Fund II	776.2	55.44	26.2	1.87	776.2	26.2
COF III	358.1	10.45	36.4	1.06	72.4	8.0
Asia Private Credit Fund	126.5	55.12	0.1	0.04	31.9	—
AEOF	125.5	12.01	25.5	2.44	92.5	18.8
Other Private Equity	857.6	Various	104.8	Various	171.3	46.0
Real Assets:
U.S. RE Fund III	319.5	60.59	9.5	1.81	319.5	9.5
U.S. RE Fund II(2)	670.7	53.95	4.9	0.39	253.3	1.4
U.S. RE Fund I(2)	434.5	66.69	16.5	2.53	79.5	2.7
Asia RE Fund(2)	386.8	53.77	8.4	1.16	188.2	3.7
Asia RE Fund II	278.1	100.00	3.1	1.12	278.1	3.1
AIOF I(3)	241.1	26.87	8.9	0.99	105.2	4.2
EPF III(1)	609.4	13.32	74.6	1.63	225.2	28.6
EPF II(1)	412.0	11.82	60.2	1.73	92.4	18.0
EPF I(1)	314.9	20.74	20.7	1.37	50.8	4.7
Other Real Assets	749.7	Various	16.5	Various	367.8	13.5
Other:
Apollo SPN Investments I, L.P.	12.8	0.26	12.8	0.26	7.5	7.5
Total	$31,591.4		$2,514.2		$15,676.6	$1,006.0
(1)Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.17 as of September 30, 2020.

(2)Figures for U.S. RE Fund I include base, additional, and co-investment commitments. A co-investment vehicle within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.29 as of September 30, 2020. Figures for U.S. RE Fund II and Asia RE Fund include co-investment commitments.
(3)Figures for AIOF I include Apollo Infra Equity US Fund, L.P. and Apollo Infra Equity International Fund, L.P. commitments.
(4)Apollo only (excluding related party) remaining commitments excludes a €250 million unfunded commitment that is subject to satisfaction of certain conditions.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of September 30, 2020, there were no underwriting commitments.
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
Each segment runs its own investment and risk management process subject to our overall risk tolerance and philosophy:
•Our credit and real assets funds continuously monitor a variety of markets for attractive trading opportunities, applying a number of traditional and customized risk management metrics to analyze risk related to specific assets or portfolios, as well as, fund-wide risks.
•The investment process of our private equity funds involves a detailed analysis of potential acquisitions, and investment management teams assigned to monitor the strategic development, financing and capital deployment decisions of each portfolio investment.
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
Impact on Management Fees—Our management fees are based on one of the following:
•capital commitments to an Apollo fund;
•capital invested in an Apollo fund;
•the gross, net or adjusted asset value of an Apollo fund, as defined; or
•as otherwise defined in the respective agreements.
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
Impact on Performance Fees—We earn performance fees from our funds as a result of such funds achieving specified performance criteria. Our performance fees will be impacted by changes in market risk factors. However, several major factors will influence the degree of impact:
•the performance criteria for each individual fund in relation to how that fund’s results of operations are impacted by changes in market risk factors;
•whether such performance criteria are annual or over the life of the fund;
•to the extent applicable, the previous performance of each fund in relation to its performance criteria; and
•whether each funds’ performance fee distributions are subject to contingent repayment.
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
Certain of our funds hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize our risk exposure by limiting the counterparties with which our funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. As of September 30, 2020, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.
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
ITEM 1A.    RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our 2019 Annual Report and our Quarterly Report for the quarter ended March 31, 2020 which are accessible on the Securities and Exchange Commission's website at www.sec.gov. There have been no material changes to the risk factors for the three months ended September 30, 2020.
The risks described in our 2019 Annual Report and our Quarterly Report for the quarter ended March 31, 2020 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.
ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES
On August 4, 2020, August 18, 2020, and August 31, 2020, we issued 143,072, 9,998, and 12,328 shares of Class A shares, respectively, net of taxes to Apollo Management Holdings, L.P., a subsidiary of Apollo Global Management, Inc., in connection with issuances of stock to participants in the Equity Plan for an aggregate purchase price of $7.1 million, $0.5 million, and $0.6 million, respectively. The issuance was exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our Class A Common Stock made by us or on our behalf during the fiscal quarter ended September 30, 2020. From July 1, 2020 through September 30, 2020, the Company paid approximately $6.4 million in cash to satisfy tax withholding and cash settlement obligations in lieu of issuing shares of Class A Common Stock upon the vesting of equity awards representing 129,064 shares of Class A Common Stock.

Period	Total number of Class A Common Stock purchased(1)	Average price paid per share	Total number of Class A Common Stock purchased as part of publicly announced plans or programs(2)	Approximate dollar value of Class A Common Stock that may yet be purchased under the plans or programs (3)
July 1, 2020 through July 31, 2020	—	$—	—	$420,274,885
August 1, 2020 through August 31, 2020	561,000	$48.86	541,451	$387,433,190
September 1, 2020 through September 30, 2020	—	$—	—	$387,433,190
Total	561,000
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

Apollo Global Management, Inc.
(Registrant)

Date: November 6, 2020	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer and Co-Chief Operating Officer (principal financial officer and authorized signatory)