Form 10-K
period 2020-12-31
Apollo Global Management, Inc.
filed 2021-02-19
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020 OR

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
(212) 515-3200
(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	APO	New York Stock Exchange
6.375% Series A Preferred Stock	APO.PR A	New York Stock Exchange
6.375% Series B Preferred Stock	APO. PR B	New York Stock Exchange
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
☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The aggregate market value of the Class A common stock of the Registrant held by non-affiliates as of June 30, 2020 was approximately $10,325,860,297, which includes non-voting shares of Class A common stock with a value of approximately $19,096,746.
As of February 18, 2021 there were 231,966,014 shares of Class A common stock, 1 share of Class B common stock and 1 share of Class C common stock of the Registrant outstanding.
As of February 18, 2021, on a fully exchanged and diluted basis, there were 434,298,796 shares of Class A common stock of the Registrant outstanding, which includes 173,178,263 Apollo Operating Group units held by AP Professional Holdings, L.P. and 29,154,519 Apollo Operating Group units held by Athene Holding Ltd.

Forward-Looking Statements
This report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to our dependence on certain key personnel, our ability to raise new credit, private equity, or real assets funds, the outbreak of the novel coronavirus disease 2019 (“COVID-19”), market conditions generally, our ability to manage our growth, fund performance, changes in our regulatory environment and tax status, the variability of our revenues, net income and cash flow, our use of leverage to finance our businesses and investments by our funds, litigation risks and potential corporate governance changes, among others. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of the Apollo funds and their portfolio companies, for an indefinite period of time. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report; as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.
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
“drawdown capital deployed” or “drawdown deployment” is the aggregate amount of capital that has been invested during a given period (which may, in certain cases, include leverage) by (i) our commitment-based funds, excluding certain funds in which permanent capital vehicles are the primary investor and (ii) SIAs that have a defined maturity date;
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
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on December 31, 2020 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
“gross IRR” of a real assets fund excluding the principal finance funds represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on December 31, 2020 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
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
“net IRR” of a real assets fund excluding the principal finance funds represents the cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of December 31, 2020 or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
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
“private equity fund appreciation (depreciation)” refers to gain (loss) and income for the traditional private equity funds (as defined below), Apollo Natural Resources Partners, L.P. (together with its alternative investment vehicles, “ANRP I”), Apollo Natural Resources Partners II, L.P. (together with its alternative investment vehicles, “ANRP II”), Apollo Natural Resources Partners III, L.P. (together with its parallel vehicles and alternative investment vehicles, “ANRP III”), Apollo Special Situations Fund, L.P., AION Capital Partners Limited (“AION”) and Apollo Hybrid Value Fund, L.P. (together with its parallel funds and alternative investment vehicles, “HVF I”) for the periods presented on a total return basis before giving effect to fees and expenses. The performance percentage is determined by dividing (a) the change in the fair value of investments over the period presented, minus the change in invested capital over the period presented, plus the realized value for the period presented, by (b) the beginning unrealized value for the period presented plus the change in invested capital for the period presented. Returns over multiple periods are calculated by geometrically linking each period’s return over time;
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
“Unrealized Value” refers to the fair value consistent with valuations determined in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), for investments not yet realized and may include payments in kind, accrued interest and dividends receivable, if any, and before the effect of certain taxes.  In addition, amounts include committed and funded amounts for certain investments; and
“Vintage Year” refers to the year in which a fund’s final capital raise occurred, or, for certain funds, the year of a fund’s effective date or the year in which a fund’s investment period commences pursuant to its governing agreements.

PART I
ITEM 1.    BUSINESS
Overview
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in credit, private equity and real assets, with significant distressed investment expertise. We have a flexible mandate in many of the funds we manage which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. As of December 31, 2020, we had total AUM of $455.5 billion, including $328.6 billion in credit, $80.7 billion in private equity and $46.2 billion in real assets. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through December 31, 2020.
Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 34 years and lead a team of 1,729 employees, including 557 investment professionals, as of December 31, 2020. This team possesses a broad range of transaction, financial, managerial and investment skills. We have offices in New York, Los Angeles, San Diego, Houston, Bethesda, London, Frankfurt, Madrid, Luxembourg, Mumbai, Delhi, Singapore, Hong Kong, Shanghai and Tokyo, among other locations throughout the world. We operate our credit, private equity and real assets investment management businesses in a highly integrated manner, which we believe distinguishes us from other alternative investment managers. Our investment professionals frequently collaborate across disciplines. We believe that this collaboration, including market insight, management, banking and consultant contacts, and investment opportunities, enables the funds we manage to more successfully invest across a company’s capital structure. This platform and the depth and experience of our investment team have enabled us to deliver strong long-term investment performance for our funds throughout a range of economic cycles.
Our objective is to achieve superior long-term risk-adjusted returns for our fund investors. The majority of the investment funds we manage are designed to invest capital over periods of seven or more years from inception, thereby allowing us to generate attractive long-term returns throughout economic cycles. Our investment approach is value-oriented, focusing on nine core industries in which we have considerable knowledge and experience, and emphasizing downside protection and the preservation of capital. Our core industry sectors include chemicals, manufacturing and industrial, natural resources, consumer and retail, consumer services, business services, financial services, leisure, and media and telecom and technology. Our contrarian investment management approach is reflected in a number of ways, including:
•our willingness to pursue investments in industries that our competitors typically avoid;
•the often complex structures employed in some of the investments of our funds, including our willingness to pursue difficult corporate carve-out transactions;
•our experience investing during periods of uncertainty or distress in the economy or financial markets when many of our competitors simply reduce their investment activity;
•our orientation towards sole sponsored transactions when other firms have opted to partner with others; and
•our willingness to undertake transactions that have substantial business, regulatory or legal complexity.
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
We have grown our total AUM at a 21% compound annual growth rate from December 31, 2009 to December 31, 2020. In addition, we benefit from mandates with long-term capital commitments in our credit, private equity and real assets businesses. Our long-lived capital base allows us to invest our funds' assets with a long-term focus, which is an important component in generating attractive returns for our fund investors. We believe the long-term capital we manage also leaves us well-positioned during economic downturns, when the fundraising environment for alternative assets has historically been more challenging than during periods of economic expansion. As of December 31, 2020, more than 90% of our AUM was in funds with a contractual life at inception of five years or more, and 60% of our AUM was in permanent capital vehicles.
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
Our Businesses
We have three business segments: credit, private equity and real assets. The diagram below summarizes our businesses as of December 31, 2020:

Apollo Global Management, Inc.

Credit	Private Equity	Real Assets
•Corporate Credit •Structured Credit •Direct Origination •Advisory and Other	•Private Equity	•Real Estate •Principal Finance •Infrastructure
• Distressed Buyouts, Debt and Other Investments • Corporate Carve-outs • Opportunistic Buyouts
•Hybrid Capital •Natural Resources
AUM: $329 billion(1)(2)(3)(4)	AUM: $81 billion(1)	AUM: $46 billion(1)(2)(3)

AUM From Permanent Capital Vehicles:
$239 billion	$2 billion	$32 billion

(1)See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.
(2)Includes funds that are denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.22 as of December 31, 2020.
(3)Includes funds that are denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.37 as of December 31, 2020.
(4)Includes funds that are denominated in yen and translated into U.S. dollars at an exchange rate of ¥1.00 to $0.0097 as of December 31, 2020.
Credit
Since Apollo’s founding in 1990, we believe our expertise in credit has served as an integral component of our company’s growth and success. Our credit-oriented approach to investing commenced in 1990 with the management of a high-yield bond and leveraged loan portfolio. Since that time, our credit activities have grown significantly, through both organic growth and strategic acquisitions. As of December 31, 2020, Apollo’s credit segment had total AUM and Fee-Generating AUM of $328.6 billion and $269.7 billion, respectively, across a diverse range of credit-oriented investments that utilize the same disciplined, value-oriented investment philosophy that we employ with respect to our private equity funds. Apollo’s broad credit platform, which we believe is adaptable to evolving market conditions and different risk tolerances, is categorized as follows:
Credit AUM of $328.6 billion as of December 31, 2020(1)
(in billions)

$76.9
$163.6
$23.9
$64.2
Corporate Credit
Structured Credit
Direct Origination
Advisory and Other

(1)     AUM components may not sum due to rounding. Corporate Credit, Structured Credit and Direct Origination include AUM in accounts owned by or related to Athene (the “Athene Accounts”).
Corporate Credit
Our corporate credit category is comprised of corporate fixed income and corporate credit investments. Corporate fixed income generally includes investment grade corporate bonds, emerging markets and investment grade private placement investments. Corporate credit generally includes credit investment strategies that are less liquid in nature. Corporate credit investments includes performing credit, opportunistic credit, CLOs and other strategic investment accounts. Performing credit strategies focus on income-oriented, senior loan and bond investment strategies that target issuers primarily domiciled in the U.S. and in Europe. Liquid opportunistic strategies primarily focus on credit investments that are generally liquid in nature and utilize a value-oriented investment philosophy that is similar to the philosophy utilized by our private equity business. This includes investments by our credit funds in a broad array of primary and secondary opportunities encompassing stressed and distressed public and private securities primarily within corporate credit, including senior loans (secured and unsecured), large corporate investment grade loan origination and structured capital solutions, high yield, mezzanine, derivative securities, debtor in possession financings, rescue or bridge financings, and other debt investments. Our AUM and Fee-Generating AUM within corporate credit totaled $163.6 billion and $126.9 billion, respectively, as of December 31, 2020. Corporate credit includes $96.1 billion of AUM in the Athene Accounts as of December 31, 2020, all of which is fee-generating.
CLOs
In aggregate, our AUM and Fee-Generating AUM in CLOs totaled $22.6 billion and $11.8 billion, respectively, as of December 31, 2020. Through their lifecycle, CLOs employ structured credit and performing credit strategies with the goal of providing investors with competitive yields achieved through highly diversified pools of historically low defaulting assets. Included within total AUM of CLOs is $10.3 billion of AUM related to Redding Ridge, from which Apollo earns fees based on net asset value. Redding Ridge’s primary business consists of acting as collateral manager for CLO transactions and related warehouse facilities and as holder of CLO retention interests in both U.S. and Europe. Redding Ridge is strategically positioned with access to significant CLO management and structuring expertise, industry contacts and investor relationships. Furthermore, Redding Ridge is supported by top tier credit research, credit risk management, credit trading platform and other corporate and administrative services through various service contracts.
Structured Credit
Our structured credit category includes corporate structured and asset-backed securities, consumer and residential and financial credit investments. Corporate structured and asset-backed securities is focused on structured credit investment strategies that seek to obtain favorable and protective lending terms, predictable payment schedules, well diversified portfolios and low historical defaults. Consumer and residential is focused on consumer and residential real estate credit investment strategies, which include investments in residential mortgage-backed securities, whole residential real estate loans, consumer loans and other asset-backed securities. Financial credit investments is focused on life insurance policies issued by insurance companies that insure the lives of natural persons, as well as other insurance linked securities. Our AUM and Fee-Generating AUM within structured credit totaled $64.2 billion and $54.6 billion, respectively, as of December 31, 2020. Structured credit includes $43.7 billion of AUM in the Athene Accounts as of December 31, 2020, all of which is fee-generating.
    Structured Credit Funds - FCI and SCRF
Our structured credit funds include the financial credit investment fund series (“FCI”) and the structured credit recovery fund series (“SCRF”). Collectively, these structured credit funds employ our structured credit investing strategy, which targets multiple tranches of less liquid structured securities with favorable and protective lending terms, predictable payment schedules, well-diversified portfolios and low default rates. Our AUM and Fee-Generating AUM within Structured Credit Funds totaled $9.3 billion and $3.6 billion, respectively, as of December 31, 2020.
Direct Origination
The direct origination category advises clients investing in loans, including, but not limited to, first-lien senior secured and unsecured loans, second lien term loans, mezzanine loans, private high-yield debt, private investment grade debt, asset-backed loans, leveraged loans, real estate loans, rediscount loans, venture loans and bridge loans, particularly in the context of transactions that require certainty of financing. This strategy focuses on originating private debt both directly with sponsors and through banks in the United States (“U.S.”), but also targets Europe and other markets. This category includes direct origination activities related to Midcap and AINV. Our AUM and Fee-Generating AUM within Direct Origination totaled $23.9 billion and $21.1 billion, respectively, as of December 31, 2020. Direct origination includes $3.0 billion of AUM in the Athene Accounts as of December 31, 2020, all of which is fee-generating.
    MidCap
MidCap is a middle market-focused specialty finance firm managed by Apollo that provides senior debt solutions to companies across all industries. Our AUM and Fee-Generating AUM within MidCap totaled $8.1 billion and $8.0 billion, respectively, as of December 31, 2020.
    AINV
    Apollo Investment Corporation is a closed end investment company managed by Apollo, that has elected to be treated as a business development company under the Investment Company Act. The company seeks to provide private financing solutions for private companies that do not have access to the more traditional providers of credit. Our AUM and Fee-Generating AUM within AINV and a non-traded business development company totaled $4.4 billion and $4.1 billion, respectively, as of December 31, 2020.
Advisory and Other
Advisory and other primarily refers to certain assets advised by ISGI. ISGI is a subsidiary of Apollo which provides asset allocation and risk management advisory services principally to certain of the insurance and bank institutions acquired by Apollo managed funds, which includes Athora assets. Our AUM within the Advisory and Other category totaled $76.9 billion as of December 31, 2020. Advisory assets within Advisory and Other totaled $14.3 billion, none of which is fee-generating as this AUM is subject to a cost reimbursement arrangement. Advisory and Other also includes $54.8 billion of AUM related to Athora, of which $48.6 billion is fee generating, and $7.7 billion of AUM in the Athene Accounts, all of which is fee generating.

Private Equity
Private Equity AUM of $80.7 billion as of December 31, 2020
(in billions)

$5.1
$11.1
$64.5
Private Equity
Hybrid Capital
Natural resources

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
We seek to focus on investment opportunities where competition is limited or non-existent. We believe we are often sought out early in the investment process because of our industry expertise, sizable amounts of available long-term capital, willingness to pursue investments in complicated situations and ability to provide value-added advice to portfolio companies regarding operational improvements, acquisitions and strategic direction. We generally prefer sole sponsored transactions and since inception through December 31, 2020, approximately 68% of the investments made by our private equity funds have been proprietary in nature. We believe that by emphasizing our proprietary sources of deal flow, our private equity funds will be able to acquire businesses at more compelling valuations which will ultimately create a more attractive risk/reward proposition. As of December 31, 2020, our private equity segment had total and Fee-Generating AUM of approximately $80.7 billion and $41.8 billion, respectively.
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
Hybrid Capital
In 2018, we launched our hybrid value strategy which pursues the provision to companies of, among other things, rescue financing or customized capital solutions, including senior secured and unsecured debt or preferred equity securities, often with equity-linked or equity-like upside. The strategy also focuses on structured equity investments, which are non-control or control equity opportunities with enhanced protection through structural components or a fundamental characteristic of the business, such as long-term supply agreements. Typically, in these scenarios, companies are looking for an equity partner to fund initiatives such as organic growth, acquisitions, deleveraging or build-ups. We believe Apollo’s strategic relationships with industry executives and experience in business repositioning, platform build-ups and complex integration provide a benefit to companies seeking a capital partner, especially in situations that have an element of complexity.
Natural Resources
In addition to our traditional private equity funds which pursue opportunities in nine core industries, one of which is natural resources, we have three dedicated private equity natural resources funds. In 2011, we launched our dedicated private equity natural resources strategy to capitalize on private equity investment opportunities in the natural resources industry, principally in the metals and mining, energy, renewables and select other natural resources sectors. We believe the flexible investment approach and multi-sector expertise will underpin the funds’ ability to invest successfully across market cycles, including periods of dislocation and distress, to create a complementary portfolio of assets, and source and execute compelling, value-oriented investment opportunities for our funds.
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

Private Equity Fund Holdings
The following table presents a list of certain significant portfolio companies of our private equity funds as of December 31, 2020:

Company	Year of Initial Investment	Fund(s)	Buyout Type	Industry	Region
Celeros Flow Technology	2020	ANRP II, Fund IX	Corporate Carve-Out	Natural Resources	North America
Covis Pharma	2020	Fund IX	Opportunistic Buyout	Consumer Services	Western Europe
Tech Data	2020	Fund IX	Opportunistic Buyout	Media, Telecom, Technology	North America
Aspen Insurance	2019	Fund IX	Opportunistic Buyout	Financial Services	North America
Cox Media Group	2019	Fund IX	Corporate Carve-Out	Media, Telecom, Technology	North America
Direct ChassisLink	2019	HVF I	Structured Equity	Manufacturing & Industrial	North America
Shutterfly	2019	Fund IX	Opportunistic Buyout	Media, Telecom, Technology	North America
One Main Financial	2018	Fund VIII	Opportunistic Buyout	Financial Services	North America
Sun Country Airlines	2018	Fund VIII	Opportunistic Buyout	Consumer Services	North America
Apollo Education Group	2017	Fund VIII	Opportunistic Buyout	Consumer Services	North America
ClubCorp	2017	Fund VIII	Opportunistic Buyout	Leisure	North America
Double Eagle Energy III	2017	Fund VIII, ANRP II	Opportunistic Buyout	Natural Resources	North America
Intrado	2017	Fund VIII	Opportunistic Buyout	Media, Telecom, Technology	North America
Diamond Resorts	2016	Fund VIII	Opportunistic Buyout	Leisure	North America
Maxim Crane Works	2016	Fund VIII	Opportunistic Buyout	Manufacturing & Industrial	North America
Nova KBM	2016	Fund VIII	Opportunistic Buyout	Financial Services	Western Europe
Outerwall	2016	Fund VIII	Opportunistic Buyout	Consumer Services	North America
Rackspace	2016	Fund VIII	Opportunistic Buyout	Media, Telecom, Technology	North America
The Fresh Market	2016	Fund VIII	Opportunistic Buyout	Consumer & Retail	North America
ADT	2015	Fund VIII	Opportunistic Buyout	Consumer Services	North America
Amissima	2015	Fund VIII	Corporate Carve-Out	Financial Services	Western Europe
LifePoint Health	2015	Fund VIII	Opportunistic Buyout	Consumer Services	North America
Ventia	2015	Fund VIII	Corporate Carve-Out	Business Services	Australia
Verallia	2015	Fund VIII	Corporate Carve-Out	Manufacturing & Industrial	Western Europe
McGraw Hill Education	2013	Fund VII	Corporate Carve-Out	Consumer Services	North America
Watches of Switzerland (fka Aurum)	2013	Fund VII	Opportunistic Buyout	Consumer & Retail	Western Europe
Note:    The table above includes portfolio companies of Fund VII, Fund VIII, Fund IX, ANRP I, ANRP II and HVF I with a remaining value greater than $250 million, excluding the value associated with any portion of such private equity funds' portfolio company investments held by co-investment vehicles.
Real Assets
Our real assets group has a dedicated team of multi-disciplinary real estate, principal finance and infrastructure professionals whose investment activities are integrated and coordinated with our credit and private equity business segments. We take a broad view of markets and property types in targeting debt and equity investment opportunities, including the acquisition and recapitalization of real estate portfolios, platforms and operating companies and distressed for control situations, as well as infrastructure equity and debt assets. As of December 31, 2020, our real assets business had total and fee generating AUM of approximately $46.2 billion and $37.2 billion, respectively, through a combination of investment funds, strategic investment accounts and Apollo Commercial Real Estate Finance, Inc. (“ARI”), a publicly-traded commercial mortgage real estate investment trust managed by Apollo.

Real Assets AUM of $46.2 billion as of December 31, 2020
(in billions)

$5.1
$6.9
$34.2
Real Estate
Principal Finance
Infrastructure

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
    With respect to our real estate debt activities, our real assets funds and accounts offer financing across a broad spectrum of property types and at various points within a property’s capital structure, including first mortgage and mezzanine financing and preferred equity. In addition to ARI, we also manage strategic accounts focused on investing in commercial mortgage-backed securities and other commercial real estate loans. Our AUM and Fee-Generating AUM within the Real Estate Funds totaled $34.2 billion and $27.9 billion, respectively, as of December 31, 2020.
Principal Finance Funds
The European Principal Finance (“EPF”) fund series primarily employs our principal finance investment strategy, which is utilized to invest in European commercial and residential real estate, performing loans, non-performing loans, and unsecured consumer loans, as well as acquiring assets as a result of distressed market situations. Certain of the EPF investment vehicles we manage own captive pan-European financial institutions, loan servicing and property management platforms. These entities perform banking and lending activities and manage and service consumer credit receivables and loans secured by commercial and residential properties. In aggregate, these financial institutions, loan servicing, and property management platforms operate in six European countries and employed approximately 156 individuals as of December 31, 2020. We believe the post-investment loan servicing and real estate asset management requirements, combined with the illiquid nature of these investments, limits participation by traditional long-only investors, hedge funds, and private equity funds, resulting in what we believe to be an opportunity for our real assets business. Our AUM and Fee-Generating AUM within the European Principal Finance fund series totaled $6.9 billion and $5.1 billion, respectively, as of December 31, 2020.
Infrastructure
    We established our first vehicles that invest primarily in infrastructure assets during 2018. The infrastructure funds target a broad range of asset types, including communications, midstream energy, power and renewables, and transportation. We seek to target long-lived assets with stable, contracted cash flows and structural downside protection. Our infrastructure debt vehicles target similar asset types as the infrastructure equity strategy with a heightened focus on the investment’s position in the capital structure and current yield. Our AUM and Fee-Generating AUM within the Infrastructure Funds totaled $5.1 billion and $4.2 billion, respectively, as of December 31, 2020.

Permanent Capital Vehicles
    Permanent capital vehicles refers to (a) assets that are owned by or related to Athene or Athora; (b) assets that are owned by or related to MidCap and managed by Apollo; (c) assets of publicly traded vehicles managed by Apollo such as AINV, ARI, AIF, AFT, in each case that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law and (d) a non-traded business development company from which Apollo earns certain investment-related service fees. Permanent capital vehicles utilize a range of investment strategies including those described previously. In aggregate, our AUM and Fee-Generating AUM within our permanent capital vehicles totaled $273.1 billion and $259.7 billion, respectively, as of December 31, 2020.
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

    The Company, through its consolidated subsidiary, ISG, provides asset management and advisory services to Athene, including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisition advice, asset diligence hedging and other asset management services. On September 20, 2018, Athene and Apollo agreed to revise the existing fee arrangements (the “amended fee agreement”) between Athene and Apollo. The amended fee agreement was approved by Athene’s shareholders on June 10, 2019 and took effect retroactive to the month beginning January 1, 2019. As of December 31, 2020, Apollo managed or advised $184.3 billion of AUM, all of which was Fee-Generating AUM, in the Athene Accounts.
On February 28, 2020, pursuant to a transaction agreement (the “Transaction Agreement”) between Athene Holding, AGM Inc. and the entities that form the Apollo Operating Group, Athene Holding issued 35,534,942 Class A common shares of Athene Holding to certain subsidiaries of the Apollo Operating Group in exchange for issuance by the Apollo Operating Group of 29,154,519 non-voting equity interests of the Apollo Operating Group to Athene Holding and $350 million in cash.
    See note 15 to our consolidated financial statements for details regarding the fee arrangements between the Company and Athene.
Athora
The Company, through its consolidated subsidiary, ISGI, provides investment advisory services to certain portfolio companies of Apollo funds and Athora, an insurance and reinsurance group focused on the European insurance market (collectively, the “Athora Accounts”). As of December 31, 2020, Apollo, through its subsidiaries, managed or advised $68.6 billion of AUM and $62.4 billion of Fee-Generating AUM in accounts owned by or related to Athora. See note 15 to our consolidated financial statements for details regarding the fee arrangements between the Company and Athora.
Athora Non-Sub-Advised Assets
This category includes the Athora assets which are managed by Apollo but not sub-advised by Apollo nor invested in Apollo funds or investment vehicles. We refer to these assets collectively as “Athora Non-Sub-Advised Assets”. Our AUM within the Athora Non-Sub-Advised category totaled $60.8 billion as of December 31, 2020, of which $54.6 billion was Fee-Generating AUM.
Strategic Investment Accounts
    We manage SIAs established to facilitate investments by third-party investors directly in Apollo funds and other securities. Institutional investors are expressing increasing levels of interest in SIAs since these accounts can provide investors with greater levels of transparency, liquidity and control over their investments as compared to more traditional investment funds. Based on the trends we are currently witnessing among a select group of large institutional investors, we expect our AUM that is managed through SIAs to continue to grow over time. As of December 31, 2020, approximately $30 billion of our total AUM was managed through SIAs.

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
Private Equity Investment Process
Our private equity investment professionals are responsible for selecting, evaluating, structuring, due diligence, negotiating, executing, monitoring and exiting investments for our traditional private equity funds, as well as pursuing operational improvements in our funds’ portfolio companies through management consulting arrangements. These investment professionals perform significant research into each prospective investment, including a review of the company’s financial statements, comparisons with other public and private companies and relevant industry data. The due diligence effort will also typically include:
•on-site visits;
•interviews with management, employees, customers and vendors of the potential portfolio company;
•research relating to the company’s management, industry, markets, products and services, and competitors; and
•background checks.
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
In addition, the governing agreements of our private equity funds and certain of our credit and real assets funds enable the limited partners holding a specified percentage of the interests entitled to vote, to elect not to continue the limited partners’ capital commitments for new portfolio investments in the event two or more of our Managing Partners or certain other investment professionals do not devote the requisite time to managing the fund or in connection with certain triggering events (as defined in the applicable governing agreements). In addition to having a significant, immeasurable negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damage to us. The loss of the services of our key personnel would have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our key personnel.
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
Certain of our management companies, general partners and co-invest vehicles are committed to contribute to our funds and affiliates. As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of December 31, 2020 of $1.0 billion.
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
We face competition both in the pursuit of outside investors for our funds and in our funds acquiring investments in attractive portfolio companies and making other fund investments. We compete for outside investors for our funds based on a variety of factors, including:
•investment performance;
•investor perception of investment managers’ drive, focus and alignment of interest;
•quality of service provided to and duration of relationship with investors;
•business reputation; and
•the level of fees and expenses charged for services.
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
Human Capital
We believe that investing in opportunities, communities and our people helps us to achieve exceptional outcomes for our shareholders and fund investors and a positive social impact. Apollo’s talent is instrumental to our success as a global alternative investment manager, and investing in and fostering a high-performing, diverse and inclusive workforce is a key pillar of operating our business. We believe this commitment to diversity, equity and inclusion is central to the Apollo business model, an integrated platform which fosters strong collaboration across businesses and functions. Rooted in our core values, we strive to build a culture where our talent can excel and grow in their careers. As of December 31, 2020, we employed 1,729 employees including 557 investment professionals.
Diversity, Equity, and Inclusion
At Apollo, we feel strongly that building a diverse and inclusive workforce is an important priority. We also understand that the key to building a more diverse Apollo is to focus on an inclusive mindset, so that all our people feel they belong, are highly engaged and are well supported in doing their best work. Apollo sponsors multiple firmwide initiatives to support workforce engagement, development and advancement, including employee affinity networks, and partnerships with external diversity-focused organizations. Apollo is also a signatory to the Institutional Limited Partners Association’s Diversity in Action initiative, which brings together limited partners and general partners who share a commitment to advancing diversity, equity and inclusion in the private equity industry.
Talent Development
We believe that ongoing professional development is a critical part of our culture at Apollo and an important enabler of our investment process. Because of our entrepreneurial culture, the breadth of our integrated platform, and our reputation for strong investment performance, we have been able to attract, develop and retain top talent. We have development programs in place at the associate, principal, managing director and partner levels which demonstrate our commitment to developing, engaging and retaining our employees. In addition to our training and annual review programs, we have instituted annual employee surveys that measure employee satisfaction and engagement, and help evaluate and guide human capital decision-making.
Compensation and Benefits
We offer competitive compensation and benefits to support our employees’ wellbeing and reward strong performance. Our pay for performance compensation philosophy is designed to reward employees for performance and to align employee interests with the firm’s long-term growth. Our benefits program includes healthcare, wellness initiatives, retirement offerings, paid time off and family leave. We also offer all employees access to our Employee Assistance Program and specific resources for parents and caregivers.
Citizenship
Apollo is committed to investing in our communities and engaging our employees and other stakeholders in meaningful and impactful Citizenship Programs. These initiatives enable Apollo to join our employees in supporting the communities in which they live and the institutions and organizations of greatest importance to them. Apollo is proud to support our employees in giving back to local communities, whether through charitable donations or volunteer time, and Apollo hosts volunteer opportunities and matches employee efforts to amplify the collective impact.
Environmental, Social and Governance
At Apollo, we believe that ESG engagement drives value creation. With one of the most sophisticated and longest-running ESG programs in the alternative investments industry, we recognize the unique opportunity to do well by doing good through investments.
We understand the social, operational and financial benefits of implementing ESG factors into our investment process and have invested across industries historically aligned with the United Nation’s Sustainable Development Goals, including healthcare, education and renewable energy.
Formalized in 2008, Apollo’s ESG program has committed extensive resources, time and capital to incorporate environmental, social, and governance factors into our investment analysis and investment decision-making. Apollo’s mission is to ensure we engage on ESG issues throughout our funds’ investment portfolios, seek appropriate and applicable disclosure on ESG issues, report on our ESG activities and progress, and the ESG activities and progress of our funds’ portfolio companies, to fund investors, shareholders, and stakeholders alike, and support the implementation of ESG best practices across the investment management industry.
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
Regulation as a Broker-Dealer. Apollo Global Securities, LLC (“AGS”), one of our subsidiaries, is registered as a broker-dealer with the SEC and in 53 states and U.S. territories and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). FINRA is a self-regulatory organization subject to oversight by the SEC which adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including AGS. State securities regulators also have regulatory oversight authority over AGS. From time to time, AGS is involved in certain capital markets, financial advisory, and fund marketing and distribution activities with affiliates of Apollo, including portfolio companies of the funds we manage, and with third parties, whereby AGS will earn fees for its services.
Broker-dealers are subject to regulations that cover all aspects of the securities business, including, among other things, the implementation of a supervisory control system and effective compliance program, advertising and sales practices, conduct of and compensation in connection with public securities offerings, maintenance of adequate net capital, financial reporting, record keeping, and the conduct and qualifications of directors, officers, employees and other associated persons. These requirements include the SEC’s “uniform net capital rule,” Rule 15c3-1, which specifies the minimum level of net capital a broker-dealer must maintain, requires a significant part of a broker-dealer’s assets be kept in relatively liquid form, imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing its capital, and subjects any distributions or withdrawals of capital by a broker-dealer to notice requirements. These and other requirements also include rules that limit a broker-dealer's ratio of subordinated debt to equity in its regulatory capital composition, constrain a broker-dealer's ability to expand its business under certain circumstances and impose additional requirements when the broker-dealer participates in securities offerings of affiliated entities. Violations of these requirements may result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of the broker-dealer or its officers or employees or other similar consequences by regulatory bodies.
Regulation as a Commodity Pool Operator and Commodity Trading Advisor. Certain investment activities entered into by Apollo managers may subject those managers to provisions of the Commodities Exchange Act and oversight by the Commodities Futures Trading Commission (the “CFTC”), including registration as a commodity pool operator or commodity trading advisor. Apollo intends to rely on exemptions from registration when available.
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
The scope of regulation of insurance holding companies has increased in both the United States and internationally. The NAIC has adopted amendments to the insurance holding company system model law that introduced the concept of “enterprise risk” within an insurance holding company system and imposed more extensive informational reporting regarding parents and other affiliates of insurance companies, with the purpose of protecting domestic insurers from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to domestic insurers. Changes to existing NAIC model laws or regulations must be adopted by individual states or foreign jurisdictions before they will become effective. To date, each of the Domiciliary States has enacted laws to adopt such amendments. In December 2020, the NAIC adopted a group capital calculation tool (“GCC”) that uses a Risk-Based Capital aggregation methodology to provide U.S. regulators with a method to aggregate the available capital of each entity in a group in a way that applies to all groups regardless of their structure. The NAIC has also adopted changes to the insurance holding company system model law to require, subject to certain exceptions, the ultimate controlling person of every insurer subject to the holding company registration requirement to file an annual group capital calculation with its lead state. The NAIC has stated that the group capital calculation will be a regulatory tool and will not constitute a requirement or standard. We cannot predict with any degree of certainty the additional capital requirements, compliance costs or other burdens these requirements may impose on us and our insurance company affiliates.
Internationally, in November 2019, the International Association of Insurance Supervisors (the “IAIS”) adopted the Common Framework for the Supervision of Internationally Active Insurance Groups (“ComFrame”). ComFrame will be applicable to entities that meet the IAIS’ criteria for internationally active insurance groups (or “IAIGs”) and are designated as such. Under ComFrame, an IAIG is defined as an insurance group which has (i) premiums written in three or more jurisdictions, with the percentage of gross premiums written outside the home jurisdiction comprising at least 10% of the group's total gross written premiums, and (ii) based on a rolling three-year average, total assets of at least $50 billion, or gross written premiums of at least $10 billion. ComFrame includes measures such as group supervision, group capital requirements, uniform standards for insurer corporate governance, enterprise risk management and other control functions and resolution planning. In November 2019, the IAIS adopted a revised version of the risk-based global insurance capital standard (“ICS”) which is the group capital component of ComFrame. The ICS will be implemented in the following two phases: in the first phase, which will last for five years and which is referred to as the “monitoring period,” the ICS will be used for confidential reporting to group-wide supervisors and discussion in supervisory colleges, and the ICS will not be used as a prescribed capital requirement. After the monitoring period, the ICS will be implemented as a group-wide prescribed capital standard. In addition, in the United States, the NAIC and the Federal Reserve Board are developing a group capital calculation tool using a risk-based capital aggregation method, similar to the GCC, for all entities within the insurance holding company, including non-U.S. entities and are seeking effective equivalency of such tool to the ICS for U.S.-based IAIGs. In the United States, the NAIC has also promulgated additional amendments to the insurance holding company system model law that address “group wide” supervision of internationally active insurance groups to allow state insurance regulators in the U.S. to be designated as group-wide supervisors for U.S.-based IAIGs and acknowledge another regulatory official acting as the group-wide supervisor of an IAIG. To date, each of the Domiciliary States has adopted a form of these provisions. We cannot predict with any degree of certainty the additional capital requirements, compliance costs or other burdens these requirements may impose on us and our insurance company affiliates.
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
In addition, the Dodd-Frank Act authorized the Treasury Secretary and the Office of the U.S. Trade Representative to negotiate covered agreements. A covered agreement is an agreement between the United States and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. Pursuant to this authority, in September 2017, the U.S. and the EU signed a covered agreement to address, among other things, group supervision and reinsurance collateral requirements (the “EU Covered Agreement”) and the U.S. released a “Statement of the United States on the Covered Agreement with the European Union” (the “Policy Statement”) providing the U.S.’s interpretation of certain provisions in the EU Covered Agreement. The Policy Statement provides that the U.S. expects that the GCC developed by the NAIC, will satisfy the EU Covered Agreement’s group capital assessment requirement. In addition, on December 18, 2018, the Bilateral Agreement between the U.S. and the United Kingdom on Prudential Measures Regarding Insurance and Reinsurance (the “U.K. Covered Agreement”) was signed in anticipation of the United Kingdom’s exit from the European Union. U.S. state regulators have until September 22, 2022 to adopt reinsurance reforms removing reinsurance collateral requirements for EU and U.K. reinsurers that meet the prescribed minimum conditions set forth in the EU Covered Agreement and U.K. Covered Agreement or else state laws imposing such reinsurance collateral requirements may be subject to federal preemption. In 2019, the NAIC adopted revisions to the Credit for Reinsurance Model Law and Regulation that would, if adopted into law by state regulators, implement the reinsurance collateral provisions of the EU Covered Agreement and U.K. Covered Agreement. California and Iowa have adopted the 2019 amendments to the Credit for Reinsurance Model Law and Regulation and Connecticut and Michigan currently have pending legislation to adopt such amendments. In addition, in December 2020, the NYSDFS announced proposed changes to the New York regulations on credit for reinsurance for New York-domiciled insurers to implement the changes set forth in the amended Credit for Reinsurance Model Law and Regulation. The NAIC has recently adopted a new accreditation standard that requires states to adopt the revisions no later than September 1, 2022, which is likely to motivate the remaining Domiciliary States to adopt the amendments. The reinsurance collateral provisions of the EU Covered Agreement or U.K. Covered Agreement may increase competition, in particular with respect to pricing for reinsurance transactions, by lowering the cost at which competitors of the reinsurance subsidiaries of our insurance company affiliates, such as Athene Holding’s direct, wholly owned subsidiary, Athene Life Re Ltd. (“ALRe”), are able to provide reinsurance to U.S. insurers.
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
The BMA may, in accordance with the Bermuda Insurance Act and in respect of an insurance group, determine whether it is appropriate for it to act as its group supervisor. The BMA currently acts as the group supervisor for each of the Aspen Holdings insurance group, Catalina insurance group, and the Athora insurance group. The BMA may exercise its authority to act as group supervisor for other of our insurance company affiliates in the future. We cannot predict with any degree of certainty the additional capital requirements, compliance costs or other burdens that such a determination may impose on us and our insurance company affiliates.
European Insurance Regulation. Apollo is considered the parent and/or indirect qualifying shareholder of certain European insurance companies and insurance intermediaries for purposes of certain European insurance laws. A European solvency framework and prudential regime for insurers and reinsurers, under the Solvency II Directive 2009/138/EC

(“Solvency II”), took effect in full on January 1, 2016. Solvency II is a regulatory regime which imposes economic risk-based solvency requirements across all EU Member States and consists of three pillars: Pillar I-quantitative capital requirements, based on a valuation of the entire balance sheet; Pillar II-qualitative regulatory review, which includes governance, internal controls, enterprise risk management and supervisory review process; and Pillar III-market discipline, which is accomplished through reporting of the insurer’s financial condition to regulators and the public. Solvency II is supplemented by European Commission Delegated Regulation (E.U.) 2015/35 (as amended) (the “Delegated Regulation”), other European Commission “delegated acts” and binding technical standards, and guidelines issued by the European Insurance and Occupational Pensions Authority (“EIOPA”). The Delegated Regulation sets out detailed requirements for individual insurance and reinsurance undertakings, as well as for groups, based on the overarching provisions of Solvency II, which together make up the core of the single prudential rulebook for insurance and reinsurance undertakings in the EU. Currently, the European Commission is undertaking a review of Solvency II to ensure that the regime remains fit for purpose, calling upon EIOPA to provide technical advice with EIOPA publishing its Opinion on December 17, 2020. The Commission’s proposal on the review is expected for Q3 2021.
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
Following the implementation of Solvency II and the IDD, regulators may continue to issue guidance and other interpretations of applicable requirements, which could ultimately require our EU insurance company affiliates or our EU insurance intermediary affiliates (respectively) to make adjustments, which could impact their businesses. As noted above, the EU Commission is undertaking a review of Solvency II. This is occurring within the context of an increasing focus on environmental, social and governance considerations.
Insurers and reinsurers established in a Member State of the EU have the freedom to establish branches in, and provide services to, all European Economic Area (“EEA”) states through “passporting” rights. The U.K. Regulated Entities (defined below) no longer have this right following the U.K.’s withdrawal from the EU (“Brexit”) on January 31, 2020 and the end of the transitional period which expired on December 31, 2020. The U.K. government established a Temporary Permissions Regime (“TPR”) which came into force with effect from January 1, 2021, which allows EEA firms covered by a passport prior to that date, who wish to continue carrying out business in the U.K. in the longer term, to operate in the U.K. for a limited period while they seek authorization or recognition from the U.K. regulators. However, at present, no TPR-equivalent regime is in place for U.K. firms who wish to continue carrying out business in the EEA. In the absence of a TPR-equivalent regime for U.K. firms, the ability of U.K. firms to continue doing business in the EEA depends on applicable EEA state local law and regulation. Similarly, there has been no decision yet made by the European Commission on whether or not the U.K.’s financial services regulatory regime will be granted third-country equivalence for the purposes of reinsurance, solvency calculation and/or group supervision under Solvency II. In the absence of such declarations, EEA firms (and their respective groups) carrying out business with U.K. firms will be subject to a stricter, more complex, set of regulatory and supervisory requirements. U.K. firms will also be subject to more stringent requirements in carrying out reinsurance business with EEA firms. Therefore, there remains uncertainty as to the ultimate structure of the U.K.’s future relationship in the EU in certain areas, including, for example, financial services, creating continuing uncertainty as to the full extent to which the businesses of the U.K. Regulated Entities could be adversely affected by Brexit. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Difficult market or economic conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of the investments made by our funds or reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenue, net income and cash flow and adversely affect our financial prospects and condition” and “—The withdrawal of the U.K. from the EU could have a range of adverse consequences for us, our funds and the portfolio companies of our funds.”
United Kingdom Insurance Regulation. Apollo is considered the parent of certain insurance company subsidiaries of Catalina and Aspen, including Catalina London Limited, Catalina Worthing Insurance Limited and AGF Insurance Limited (the “Catalina Insurance Entities”), Aspen Insurance U.K. Limited (“Aspen U.K.”), which is domiciled in the United Kingdom and operates a branch in Switzerland, and Aspen Managing Agency Limited (“AMAL” and together with the Catalina Insurance Entities and Aspen U.K., the “U.K. Insurance Entities”). In addition, Aspen UK Syndicate Services Limited (“AUSSL”) is also domiciled in the United Kingdom and provides insurance distribution services (AUSSL, together with the U.K. Insurance Entities, the “U.K. Regulated Entities”) for purposes of certain U.K. insurance regulations. The U.K. Insurance Entities are each authorized by the Prudential Regulation Authority (“PRA”) and regulated by both the PRA and the Financial Conduct Authority (“FCA”). AUSSL is only authorized and regulated by the FCA. In addition, AMAL is a Lloyd’s managing agent of

Aspen's Lloyd's Syndicate 4711 and is therefore also regulated by Lloyd’s, as is Aspen Underwriting Limited (“AUL”), which is a Lloyd’s corporate member and member of Lloyd’s Syndicate 4711.
The objectives of the PRA are to promote the safety and soundness of all firms it supervises and to secure an appropriate degree of protection for policyholders. The objectives of the FCA are to ensure customers receive financial services and products that meet their needs, to promote sound financial systems and markets and to ensure that firms are stable and resilient with transparent pricing information, compete effectively, have the interests of their customers and the integrity of the market at the heart of how they run their business. The PRA has responsibility for the prudential regulation of banks and insurers, while the FCA has responsibility for the conduct of business regulation in the wholesale and retail markets. The PRA and the FCA adopt separate methods of assessing regulated firms on a periodic basis. Each of the PRA and FCA apply rules to support their statutory and operational objectives. PRA rules are maintained in a PRA Rulebook, which includes rules for Solvency II insurance firms (and, also, for insurers that do not fall within Solvency II) that closely reflect the provisions of Solvency II, including requirements for Solvency II insurance firms to meet economic risk-based solvency requirements and to adhere to governance and risk management requirements and reporting and disclosure requirements. In addition to Solvency II requirements, the PRA Rulebook contains Fundamental Rules (high-level principles), relating to individuals in senior management and general provisions relating to the supervision of U.K. insurance firms. The FCA Handbook contains rules that concern the conduct of firms including the scope of systems and controls and conduct of business requirements. Despite the Brexit transitional period coming to an end, the European Union (Withdrawal) Act 2018, as amended, has transposed all applicable direct EU legislation into domestic U.K. law, thus ensuring the continuing application of Solvency II under the U.K.’s financial services regulatory regime. Further, the U.K. government has granted temporary transitional powers (through the Financial Services and Markets Act 2000 (Amendment) (EU Exit) Regulations 2019) to the U.K.’s financial services regulators (including the PRA and FCA) in order to grant transitional relief for a period of up to two years from the end of the transitional period, therefore giving U.K. firms longer time to implement changes in U.K. law that took effect at the end of the transitional period.

Further, as AMAL is regulated by Lloyd’s as a Lloyd’s Managing Agent, it is also subject to the Lloyd’s Minimum Standards, which contain requirements representing the minimum level of performance required by Lloyd’s entities, the Lloyd’s By-Laws and other Lloyd’s rules and requirements (together the “Lloyd’s Rules”). AUL, as a Lloyd’s corporate member, is also subject to the Lloyd’s Rules.

In addition, in certain situations, subject to the required application of, as appropriate, the U.K. Covered Agreement, Solvency II and other applicable law and regulation, there may also be scope for elements of group supervision to be exercised by the PRA (or other relevant EEA Member State or non-EEA regulator, such as the BMA). However, the continuing ability of the PRA to act as a group supervisor for Solvency II purposes is subject to whether or not the U.K.’s financial services regulatory regime will be granted third-country equivalence by the European Commission, with such decision yet to be determined.

Moreover, in June 2020, the U.K. government revealed plans to review Solvency II to ensure that it is properly tailored to take account of the structural features of the U.K. insurance sector, with HM Treasury publishing a “Call for Evidence” in October 2020, outlining the motives behind the review and inviting feedback on various areas, including, amongst others, the standard formula for capital requirements, the risk margin, the matching adjustment and reporting requirements. The results of the review are not expected to be published until later in 2021.

Under the Financial Services and Markets Act 2000 (the “FSMA”), the prior consent of the PRA and/or FCA, as applicable (depending on the regulated entity), is required, before any person can be become a “controller” or increase its control over any regulated company, including the U.K. Regulated Entities, or over the parent undertaking of any regulated company. No prior approval for reducing control below one of the thresholds referred to below is needed, though notification must still be given to the appropriate regulator of the relevant transaction. In addition, the authorized firm itself is expected to discuss any prospective changes of which it is aware with the appropriate regulator, regardless of whether the controller or the proposed controller proposes to submit a change in control application. A proposed “controller” for the purposes of the PRA controller regime, which is applicable to the U.K. Insurance Entities, is any natural or legal person who holds (either alone or in concert with others) 10% or more of the shares or voting power in the relevant company or its parent undertaking or is able to exercise “significant influence” over the management of the relevant company. In respect of increases and decreases, the relevant thresholds are 20%, 30% and 50% or an acquired insurance company becoming (or ceasing to be) a subsidiary undertaking of the acquirer. However, a proposed “controller” for the purposes of the FCA controller regime, which is applicable to AUSSL, is any natural or legal person who holds (either alone or in concert with others) 20% or more of the shares or voting power in the relevant company or its parent undertaking or is able to exercise “significant influence” over the management of the relevant company. This 20% threshold is the only threshold that is applicable to the Insurance Intermediary Entities. In both cases, the appropriate regulator has 60 working days from the day on which it acknowledges the receipt of a complete notice of control to determine whether to approve the new controller or object to the transaction, although if the regulator requires further information to be provided in order to complete its review this period will be interrupted for up to 30 working days while the regulator is awaiting the provision of that further information. If the approval is given, it may be given unconditionally or subject to conditions. Breach of the requirement to notify the regulator of a decision to acquire or increase control, or of the requirement to obtain approval before completing the relevant control transaction is a criminal offense attracting potentially unlimited fines. The relevant regulator can also seek other remedies, including suspension of voting rights or a forced disposition of shares acquired without prior approval. As a result of the above requirements, direct controllers, and holding companies who indirectly acquire control of the U.K. Regulated Entities are required to apply for PRA and/or FCA approval prior to acquiring such entities. In addition, a similar process also applies for Lloyd’s Managing Agents and Lloyd’s Corporate Members, therefore the acquisition of control of these types of entities will also require separate Lloyd’s approval. The “controller” thresholds for such entities are the same as the thresholds that are applicable to the U.K. Insurance Entities.

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

Pursuant to Solvency II, and related law and regulation of Ireland, in regard to an Irish authorized and regulated insurance undertaking, such as Catalina Insurance Ireland DAC or Athora Ireland plc, the CBI has broad supervisory and administrative powers. The CBI has power over such matters as scope of authorized activity, standards of solvency, investments, reporting requirements relating to capital structure, ownership, financial condition and general business operations, special reporting and prior approval requirements with respect to certain transactions, reserves for unpaid losses and related matters, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In relevant prescribed scenarios, subject to the required application of, as appropriate, the EU Covered Agreement, Solvency II and other applicable law and regulation, there may also be scope for elements of group supervision to be exercised by the CBI (or other EEA Member State or non-EEA regulator, such as the BMA). Due to the COVID-19 pandemic, the CBI and EIOPA have recommended that insurance firms should consider postponing the payment of dividend distributions or similar transactions until they can forecast their costs and future revenues with a greater degree of certainty. Thus, Catalina Insurance Ireland DAC and Athora Ireland plc must discuss any payment of dividend distributions or similar transactions with the CBI in advance of such payments.

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

Athora Ireland Services Limited, a wholly owned subsidiary of Athora, is a registered (re)insurance intermediary with the CBI pursuant to the IDD. An indirect qualifying holding in Athora Ireland Services Limited is attributed to Apollo via its indirect interest in Athora. A (re)insurance intermediary does not have regulatory capital or solvency requirements akin to a (re)insurance undertaking but the CBI does have supervisory and administrative powers for matters such as scope of authorized activity, financial condition and general business operations.

Italian Insurance Regulation. Apollo is deemed to be the holder of an indirect qualifying holding in (i) Amissima Assicurazioni S.p.A. and (ii) Amissima Vita S.p.A., which are Italian insurance undertakings, duly authorized and regulated by the Italian insurance regulator (“Istituto per la vigilanza sulle Assicurazioni” or “IVASS”). The two Italian insurance companies belong to the Amissima Italian insurance group, whose parent undertaking is Amissima Holdings S.r.l. Apollo also holds an indirect qualifying holding in Bene Assicurazioni S.p.A., an Italian non-life insurance undertaking.

Pursuant to Solvency II, as implemented within the Italian legal framework, Italian insurance undertakings (such as Amissima Assicurazioni S.p.A., Amissima Vita S.p.A., and Bene Assicurazioni S.p.A.) and insurance parent companies such as Amissima Holdings S.r.l., are subject to extensive supervisory powers of IVASS on a broad array of matters including calculation of technical provisions, own funds requirements, solvency capital requirements, ownership structure, internal governance and organizational requirements, reporting obligations and extraordinary transactions. Moreover, in accordance with the provisions set forth under the EU Covered Agreement, Solvency II and other relevant provisions of law and regulation, supervision at a group level may be exercised by IVASS or by regulator of a EEA or non-EEA State.

With particular regard to the ownership structure of Italian insurance undertakings, in accordance with Solvency II regime, IVASS must authorize in advance (i) any acquisition of participations in an insurance undertaking amounting to a controlling interest or the acquisition of a qualifying holding; for such purpose, a “qualifying holding” means a direct or indirect holding in an insurance undertaking which represents 10% or more of the capital or of the voting rights or which makes it possible to exercise a significant influence over the management of that undertaking, and (ii) any increase of an existing qualifying holding above the applicable thresholds (i.e., 20%, 30% and 50%) and, in any case, when the increase results in obtaining the control of the insurance undertaking.

IVASS must issue the authorization for acquiring qualifying holdings and increase of existing qualifying holdings in Italian insurance companies when the conditions for the sound and prudent management and other requirements (e.g., Fit & Proper requirements, financial soundness of the undertaking and of the controller, and AML compliance) of the undertaking are met. The voting rights and the other rights which make it possible to exercise an influence over the insurance undertaking may not be exercised when they pertain to participations for which the IVASS authorization has not been obtained, or has been suspended or withdrawn, and the participation shall be transferred within the deadline established by IVASS.

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

Swiss Insurance Regulation. Apollo is considered an indirect qualified participant of Glacier Reinsurance Ltd. (“Glacier Re”) in the meaning of Swiss insurance supervisory laws. As a qualified indirect participant of Glacier Re, a reinsurance company domiciled in Switzerland holding a license by the Swiss Financial Market Supervisory Authority FINMA (“FINMA”) for the operation of a reinsurance business in the insurance class C1 “Reinsurance by insurance companies that conduct solely reinsurance business,” Apollo is subject to certain provisions of Swiss insurance supervisory laws and regulations. Glacier Re is subject to regulation and supervision by FINMA and must comply with all applicable laws and regulations of Switzerland, including but not limited to the Swiss Federal Act of 17 December 2004 on the Supervision of Insurance Companies (“ISA”), its implementing ordinances as well as circulars and guidelines of FINMA.

Any person who intends to directly or indirectly participate in a Swiss domiciled insurance or reinsurance undertaking is required to notify FINMA of such intent if the participation reaches or exceeds the thresholds of 10%, 20%, 33% or 50% of the capital or voting rights of the insurance or reinsurance undertaking. Similarly, any person who intends to decrease its direct or indirect participation in an insurance or reinsurance undertaking domiciled in Switzerland below the thresholds of 10%, 20%, 33% or 50% of the capital or voting rights or to change the participation in a way that the insurance or reinsurance undertaking is no longer a subsidiary must notify FINMA. Consequently, although direct and indirect participants of Glacier Re as such are not supervised by FINMA, an intended change of the qualified direct or indirect participation in Glacier Re may require a notification to FINMA. FINMA may disapprove such change in the qualified participation or subject the change to certain conditions, if the nature or scope of the participation potentially jeopardizes the interests of Glacier Re as Swiss domiciled reinsurance company or the reinsured. Failure to comply with such notification is punishable by a fine of up to CHF 500,000 in case of intent and up to CHF 150,000 in case of negligence. In addition, if a change of persons who directly or indirectly hold a participation of 10% of the capital or voting rights or who may otherwise materially influence the business conduct of Glacier Re has occurred, Glacier Re is required to file a submission to seek for FINMA’s approval of the relevant change of its regulatory business plan (form f) within 14 days upon the occurrence of the event.

Furthermore, a substantial dividend distribution or other form of profit repatriation from Glacier Re to its shareholders may potentially qualify as a change of the regulatory business plan of Glacier Re under art. 4 para. 2 lit. d ISA, if such substantial dividend distribution would be considered as a relevant change of the financial resources and reserves of Glacier Re. Such change of the business plan (form d) must be notified to FINMA no later than 14 days after the occurrence of the event and is subject to FINMA’s approval. To this extent, future dividend distributions or other forms of profit repatriation might be subject to FINMA’s approval. Apollo is also considered a qualified participant of Aspen U.K. Aspen U.K. holds a FINMA license for a Swiss branch of a foreign insurance undertaking for its Swiss insurance branch Aspen Insurance UK Limited, London, Zurich Insurance Branch. Furthermore, Aspen U.K. holds a reinsurance branch in Switzerland, Aspen Insurance UK Limited, London, Zurich Branch and Aspen Bermuda Limited holds a reinsurance branch in Switzerland, Aspen Bermuda Limited, Hamilton, Zurich Branch. A change of a direct or indirect participation in a foreign insurance undertaking (in the present case Aspen U.K.) that holds a Swiss insurance branch license does not, in principle, trigger any Swiss insurance regulatory notification or approval requirements. However, Aspen U.K. might notify FINMA out of courtesy of such changes.

German Insurance Regulation. Apollo is deemed to hold an indirect qualifying holding in (i) Athora Deutschland Verwaltungs GmbH, (ii) Athora Deutschland Holding GmbH & Co. KG, (iii) Athora Deutschland GmbH, (iv) Athora Lebensversicherung AG and (v) Athora Pensionskasse AG, which are either German regulated insurance undertakings or German insurance holding companies (together the “Regulated German Entities”). The indirect qualifying holding in the Regulated German Entities is attributed to Apollo via its indirect interest in Athora, which is the 100% parent company of the Regulated German Entities. The Regulated German Entities are subject to the relevant laws and regulations applicable to insurance undertakings or insurance holding companies in Germany which regulate and mandate, among other things, eligibility criteria for investments, policyholder participation in income, accounting principles, corporate governance requirements, regulatory capital, reporting, insurance contracts, insurance distribution requirements, consumer protection laws, data protection requirements (including GDPR) and anti-money-laundering requirements. The Regulated German Entities are subject to supervision by the German Federal Financial Supervisory Authority, Bundesanstalt für Finanzdienstleistungsaufsicht (“BaFin”). BaFin is the central financial regulatory authority for Germany and has wide powers to interpret and execute the insurance supervisory law in Germany, in particular via issuing regulatory ordinances and guidelines as well as orders and decisions with a view to individual insurance undertakings or insurance holding companies.

Pursuant to German regulatory law, the direct or indirect acquisition of a qualified participating interest in the Regulated German Entities or the increase of a qualified participating interest in the Regulated German Entities exceeding certain thresholds is subject to BaFin approval or the expiration of a statutory non-objection period. Generally, indirectly or directly acquiring a 10% or greater capital or voting interest in a relevant entity or otherwise obtaining the ability to significantly influence the management of a relevant entity is considered a qualified participating interest under German insurance regulatory laws. Laws such as these prevent any person from directly or indirectly acquiring qualified participating interests in any of the Regulated German Entities unless that person has filed a notification requiring specified information with BaFin and has obtained BaFin’s prior approval or waited for the expiration of a statutory non-objection period after having filed a formally complete notification. Since Apollo is holding indirectly a significant interest in the Regulated German Entities the acquisition of an interest in Apollo could qualify as an acquisition of an indirect qualified participating interest in the Regulated German Entities on a look through basis. In case of a breach of the requirement to notify BaFin of the intention to acquire or increase a qualified participating interest, or in case of circumstances that would entitle BaFin to object to the acquisition or increase of a qualified participating interest. BaFin may seek remedies, including the suspension of voting rights, restrictions on disposals of the relevant interest or a forced disposition of the relevant interest. A breach of the notification requirement may also entail administrative sanctions.

Belgian Insurance Regulation. Apollo is deemed to hold an indirect qualifying holding in Athora Belgium SA/NV (“Athora Belgium”), which is a Belgian licensed insurance and reinsurance undertaking that is authorized and regulated by the National Bank of Belgium (the “NBB”) and the Belgian Financial Services and Markets Authority (Autoriteit voor Financiële Diensten en Markten/ Autorité des Services et Marchés Financiers) (the “Belgian FSMA”). In addition, some of Athora Belgium’s subsidiaries are registered with the Belgian FSMA as insurance brokers and are subject to supervision by the Belgian FSMA as regards their insurance distribution activities.

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

Pursuant to Solvency II, and related laws and regulations of Belgium, in regard to an authorized and regulated insurance and reinsurance undertaking such as Athora Belgium, the NBB has broad supervisory and administrative powers on a broad range of prudential matters, including, without limitation, the authorization to carry out insurance and reinsurance business in Belgium or abroad (including on the basis of an EEA passport), internal governance, valuation of assets, risk and solvency assessment, technical provisions, capital requirements, own funds, reporting and accounting rules. As an insurance and reinsurance undertaking, Athora Belgium is subject to the specific supervision of the NBB for all its “strategic decisions.” Strategic decisions are “decisions that are important and therefore may have a global impact on the undertaking, to the extent that (in de mate dat/ dans la mesure où) it may have consequences for several functions within the insurance or reinsurance company, and that relate to any investment, divestment, participation or strategic cooperation, including (without limitation) a decision to acquire or establish another company, to establish a joint venture, to establish in another country, to enter into a cooperation agreement, to contribute or acquire a branch, to enter into a merger or demerger). The NBB has the right to oppose intended strategic decisions if they are deemed to be in breach of the sound and prudent management of the company or if they create a material risk for the stability of the financial sector. The NBB can also impose additional specific measures upon the company, including in relation to liquidity, solvency, risk concentration and risk positions, if the NBB determines that the company has an inadequate risk profile or if its policy can have a negative impact on the stability of the financial system.

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

Dutch Insurance Regulation. Apollo is deemed to hold an indirect qualifying holding in (i) Athora Netherlands N.V. (formerly known as: VIVAT N.V.), (ii) Proteq Levensverzekeringen N.V, and (iii) SRLEV N.V., which are either Dutch regulated insurance undertakings or a Dutch insurance holding company (together the “Regulated Dutch Entities”).

The indirect qualifying holding in the Regulated Dutch Entities is attributed to Apollo via its indirect interest in Athora, which is the 100% indirect parent company of the Regulated Dutch Entities. The Regulated Dutch Entities are subject to the relevant laws and regulations applicable to insurers or insurance holding companies in the Netherlands which regulate and mandate, among other things, eligibility criteria for investments, policy holder profit sharing arrangements, accounting principles, corporate governance requirements, regulatory capital, reporting, insurance contracts, insurance distribution requirements, consumer protection laws, data protection requirements (including GDPR), anti-money-laundering requirements, and sanction law requirements. The Regulated Dutch Entities are subject to supervision by the Dutch Central Bank (De Nederlandsche Bank, “DNB”) and the Netherlands Authority for the Financial Markets (Autoriteit Financiële Markten, the “AFM”). DNB is responsible for the prudential supervision of the Regulated Dutch Entities and the AFM is responsible for business conduct supervision of the Regulated Dutch Entities. Both DNB and the AFM have wide powers to interpret and sanction financial regulatory laws in the Netherlands, in particular via issuing regulatory ordinances and guidelines as well as orders and decisions with a view to individual insurance undertakings or insurance holding companies.

For the purposes of Dutch financial regulatory law, a “qualifying holding” means a direct or indirect holding which represents 10% or more of the issued share capital in an insurance company or of the voting rights in an insurance company, or a comparable degree of control. With respect to the Dutch Regulated Entities, Dutch financial regulatory laws prohibit any person from acquiring, directly or indirectly, such qualifying holding or from increasing an existing qualifying holding above the applicable thresholds (i.e., 20%, 33% and 50%) unless: (a) the proposed acquirer has notified DNB of the acquisition; (b) DNB has acknowledged receipt of that notification; and (c) either the statutory assessment period in relation to the acquisition has ended and DNB has not notified the proposed acquirer that it opposes the acquisition, or DNB has notified the proposed acquirer that it does not oppose the acquisition. If a proposed acquirer purports to complete a proposed acquisition in contravention of the aforementioned, as a matter of Dutch law: (i) administrative and/or criminal sanctions may be imposed on the proposed acquirer or the company; and (ii) any exercise of powers based on the purported acquisition of the holding concerned can be annulled at the request of DNB.

Additional Insurance Regulated Jurisdictions. Aspen also carries on insurance business in jurisdictions located outside of the EU, U.K., Switzerland and the U.S. through its Jersey-domiciled insurance company subsidiary and its Singapore Lloyd’s service company, the branch locations of Aspen U.K., which operate in Australia, Canada, Singapore, in addition to its European branch located in Switzerland and the branch location of AUSSL, which operates in Dubai. Additionally, Catalina carries on insurance business in jurisdictions located outside of the EU, U.K., Switzerland and the U.S. through its Singapore-domiciled subsidiary Asia Capital Reinsurance Group Pte. Ltd., which in turn operates through its subsidiaries in Malaysia and through its branch office in South Korea. The operations of these subsidiaries and branches are subject to the local regulatory and supervisory schemes in the jurisdictions in which they operate, which vary widely from country to country; however, regulators typically grant licenses to operate and control an insurance business in that jurisdiction. In general, insurance regulators in these jurisdictions have the administrative power to supervise the registration of agents, regulation of product features and product approvals, asset allocation, minimum capital requirements, solvency and reserves, policyholder liabilities, and investments. Regulatory authorities may also regulate affiliations with other financial institutions, shareholder structures and may impose restrictions on declaring dividends and the ability to effect certain capital transactions, and many jurisdictions require insurance companies to participate in policyholder protection schemes.

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

Apollo Credit Management International Limited (“ACMI”), registered in England and Wales, is a subsidiary of Apollo whose primary purpose is to act as a sub-adviser to certain of Apollo's credit funds. As an appointed representative of AMI, ACMI can undertake certain activities that are regulated under the FSMA, including all relevant sub-advisory activities, without a separate FCA authorization.

Apollo Asset Management Europe LLP (“AAME”) and its subsidiary Apollo Asset Management Europe PC LLP (“AAME PC”) are each registered in England and Wales and are authorized and regulated by the FCA in the United Kingdom under the FSMA and the rules promulgated thereunder for the primary purpose of providing a centralized asset management and risk function to European clients in the financial services and insurance sectors. AAME and AAME PC have permission to engage in certain specified regulated activities including providing investment advice, undertaking discretionary investment management and arranging deals in relation to certain types of investment. As is the position for AMI, most aspects of AAME and AAME PC's investment business are governed by the FSMA and related rules, with the FCA responsible for administering those requirements and supervising AAME and AAME PC's compliance with the FSMA and related rules.

Apollo Investment Management Europe LLP (“AIME”), registered in England and Wales, is authorized and regulated by the FCA in the United Kingdom as an alternative investment fund manager, with permission to manage and market alternative investment funds (“AIFs”), such as, among others, certain private equity funds, credit funds and real estate funds. AIME markets and distributes certain EEA AIFs to institutional investors in the EEA and has overall responsibility for risk and portfolio management in relation to those AIFs. The FCA is responsible for supervising AIME’s compliance with the FSMA, in particular with the Alternative Investment Fund Managers Regulations 2013 which were implemented into U.K. law because of the EU Alternative Investment Fund Managers Directive (the “AIFMD”), and related rules. Apollo Investment Management Europe (Luxembourg) S.à r.l. (“AIME Lux”), a Luxembourg regulated entity, was incorporated by Apollo in Luxembourg on January 2, 2019 and received approval from the Luxembourg Commission de Surveillance du Secteur Financier (“CSSF”) to carry out certain activities regulated by the CSSF (including managing and marketing AIFs and, subsequently, certain investment business licenses under MiFID (defined below)), with registration effective from such date. AIME Lux is subject to the regulatory requirements imposed, inter alia, by the AIFMD and MiFID, including with respect to conduct of business, regulatory capital, valuations, disclosures and marketing and rules on the structure of remuneration for certain personnel.

Failure to comply with the Luxembourg law having implemented the AIFMD, MiFID and associated rules such as relevant regulations, CSSF circulars and CSSF regulations (relating inter alia to the conduct of business, corporate governance, regulatory capital, valuations, disclosures and marketing) may result in criminal and administrative sanctions, fines and, in the case of significant breaches, in limitations on AIME Lux’s activities or in the loss of AIME Lux’s authorization, resulting in an inability to perform a significant portion of its business in Luxembourg and/or its liquidation.

Luxembourg regulated entities such as AIME Lux are also required to comply with the professional obligations set out in the Law of 12 November 2004 on the fight against money laundering and terrorist financing, as amended, including, inter alia, the obligations to: (i) conduct client due diligence (for both new and existing clients, as appropriate) and keep all the documents relating to this due diligence for at least five years after the end of the business relationship, (ii) possess an adequate and appropriate internal organization; and (iii) co-operate with the authorities.

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

Apollo Advisors (Mauritius) Ltd (“Apollo Mauritius”), one of our subsidiaries, and AION Capital Management Limited (“AION Manager”), one of our joint venture investments, are licensed providers of investment advisory and investment management services respectively in the Republic of Mauritius and are subject to applicable Mauritian securities laws and the oversight of the Financial Services Commission (Mauritius) (the “FSC”). Each of Apollo Mauritius and AION Manager is

subject to limited regulatory requirements under the Mauritian Securities Act 2005, Mauritian Financial Services Act 2007 and relevant ancillary regulations, including ongoing reporting and record keeping requirements, anti-money laundering obligations, obligations to ensure that it and its directors, key officers and representatives are fit and proper and requirements to maintain positive shareholders’ equity. The FSC is responsible for administering these requirements and ensuring the compliance of Apollo Mauritius and AION Manager with them. If Apollo Mauritius or AION Manager contravenes any such requirements, such entities and/or their officers or representatives may be subject to a fine, reprimand, prohibition order or other regulatory sanctions.

AGM India Advisors Private Limited is a private company incorporated in India under the Companies Act, 1956 and is regulated by the Ministry of Corporate Affairs. Additionally, since there are foreign investments in the company, AGM India Advisors Private Limited is also subject to the Foreign Exchange Management Act, 1999 (and rules and regulations made thereunder) which falls within the purview of Reserve Bank of India. The company also acts as the Investment Manager and Sponsor to Asia Real Estate II India Opportunity Trust.

Asia Real Estate II India Opportunity Trust is a trust organized in India and registered with the Securities and Exchange Board of India as a Category II Alternative Investment Fund. Asia Real Estate II India Opportunity Trust is subject to the regulatory requirements under the Securities and Exchange Board of India Act, 1992 and the regulations issued thereunder governing alternative investment funds in India. Such regulations primarily govern the permitted investment activities, concentration and governance norms and reporting requirements for alternative investment funds. Additionally, since there are foreign investments in the trust, Asia Real Estate II India Opportunity Trust is also subject to the Foreign Exchange Management Act, 1999 (and rules and regulations made thereunder) which falls within the purview of Reserve Bank of India.

AIP Investment Advisors Private Limited is a private company incorporated in India under the Companies Act, 1956 and is regulated by the Ministry of Corporate Affairs. Additionally, since there are foreign investments in the company, AIP Investment Advisors Private Limited is also subject to the Foreign Exchange Management Act, 1999 (and rules and regulations made thereunder) which falls within the purview of Reserve Bank of India. The Company is also the Investment Manager and Sponsor to AION India Opportunities Trust.

AION India Opportunities Trust is a trust organized in India and registered with the Securities and Exchange Board of India as a Category II Alternative Investment Fund. AION India Opportunities Trust is subject to the regulatory requirements under the Securities and Exchange Board of India Act, 1992 and the regulations issued thereunder governing alternative investment funds in India. Such regulations primarily govern the permitted investment activities, concentration and governance norms and reporting requirements for alternative investment funds. Currently, there are no investments in AION India Opportunities Trust and it is lying dormant.

AGM Capital India Private Limited is a private company incorporated in India under the Companies Act, 2013 and is regulated by the Ministry of Corporate Affairs. Additionally, since there are foreign investments in the company, AGM Capital India Private Limited is also subject to the Foreign Exchange Management Act, 1999 (and rules and regulations made thereunder) which falls within the purview of Reserve Bank of India.

Apollo Management Singapore Pte. Ltd. is a private limited company incorporated in Singapore under the Companies Act and holds a Capital Markets Services License for the regulated activities of Fund Management with the Monetary Authority of Singapore. Apollo Management Singapore Pte. Ltd. (“Australia Branch”) is also registered as a foreign company in Australia with Australian Securities and Investments Commission. The Australia Branch is conducting business in Australia through the Capital Market Services License held in Singapore.

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

Apollo Management Asia Pacific Limited is a limited company incorporated in Hong Kong under the Companies Ordinance and holds a Type 1: Dealing in Securities license with the Hong Kong Securities and Futures Commission.

Apollo Management Japan Limited is a limited company incorporated in Hong Kong under the Companies Ordinance and maintains Type II Financial Instruments Business and Investment Advisory and Agency Business registrations with the Kanto Local Financial Bureau under the Japan Financial Services Agency.

PK AirFinance Japan Godo Kaisha and PK AIR 1 JPN Godo Kaisha are limited liability companies in Japan and both maintain a Money Lending Business license with the Tokyo Metropolitan Government under the Japan Financial Services Agency. They act as the investment vehicle for the Collateralised Loan Obligations to provide intermediary services in respect of the money lending business.

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

Rigorous legal and compliance analysis of our businesses and investments is important to our culture. We strive to maintain a culture of compliance through the use of policies and procedures, such as our code of ethics, compliance systems, communication of compliance guidance and employee education and training. We have a compliance group that monitors our compliance with the regulatory requirements to which we are subject and manages our compliance policies and procedures. Our Chief Compliance Officer supervises our compliance group, which is responsible for addressing all regulatory and compliance matters that affect our activities. Our compliance policies and procedures address a variety of regulatory and compliance risks such as the handling of material non-public information, personal securities trading, anti-bribery, anti-money laundering (including know-your-customer controls), valuation of investments on a fund-specific basis, document retention, potential conflicts of interest and the allocation of investment opportunities.

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

ITEM 1A.    RISK FACTORS
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The occurrence of any of the following risks or of unknown risks and uncertainties may adversely affect our business, financial condition, results of operations and cash flows.
SUMMARY RISK FACTORS
Some of the factors that could materially and adversely affect our business, financial condition, results of operations and cash flows include, but are not limited to, the following:
•The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and is expected to continue to impact our business, financial condition and results of operations.
•Poor performance of the funds we manage would cause a decline in our revenue and results of operations, may obligate us to repay performance fees previously paid to us and would adversely affect our ability to raise capital for future funds.
•We depend on certain key personnel and the loss of their services would have a material adverse effect on us.
•Changes in the U.S. political environment and the potential for governmental policy changes and regulatory reform could negatively impact our business, and we could be adversely affected by economic, political, fiscal and/or other developments in or affecting other countries.
•Difficult market or economic conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of the investments made by our funds or reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenue, net income and cash flow and adversely affect our financial prospects and condition.
•We may not be successful in raising new funds or in raising more capital for certain of our existing funds and may face pressure on performance fees and fee arrangements of our future funds.
•Our funds’ reported net asset values, rates of return and the performance fees we receive are subject to a number of factors beyond our control and are based in large part upon estimates of the fair value of our funds’ investments, which are based on subjective standards that may prove to be incorrect.
•We have experienced rapid growth, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources.
•Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus could result in additional burdens on our businesses.
•A portion of our revenues, earnings and cash flow is highly variable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis.
•The investment management business is intensely competitive, which could have a material adverse impact on us.
•We may not be successful in expanding into new investment strategies, markets and businesses, each of which may result in additional risks and uncertainties in our businesses.
•Many of our funds invest in relatively high-risk, illiquid assets and we may fail to realize any profits from these assets for a considerable period of time or lose some or all of the principal amount we invest in these assets.
•We rely on technology and information systems to conduct our businesses, and any failures or interruptions of these systems could adversely affect our businesses and results of operations. Additionally, we face operational risks in the execution, confirmation or settlement of transactions and our dependence on our third-party providers.
•We derive a substantial portion of our revenues from funds managed pursuant to management agreements that may be terminated or fund partnership agreements that permit fund investors to request liquidation of investments in our funds.
•Our use of leverage to finance our businesses exposes us to substantial risks, which are exacerbated by our funds’ use of leverage to finance investments.

•We are subject to third-party litigation from time to time that could result in significant liabilities and reputational harm, which could have a material adverse effect on our results of operations, financial condition and liquidity.
•Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our businesses.
•Employee misconduct or misconduct by our advisers or third party-service providers could harm us by impairing our ability to attract and retain investors and by subjecting us to significant legal liability, regulatory scrutiny and reputational harm.
•Underwriting, syndicating and securities placement activities expose us to risks.
•We have a strategic relationship with Athene and Athora from which we derive a significant contribution to our revenue and that could give rise to real or apparent conflicts of interest.
•We make investments in companies that are based outside of the U.S., which may expose us to additional risks not typically associated with investing in companies that are based in the U.S.
•Third-party investors in our funds have the right under certain circumstances to terminate commitment periods or to dissolve the funds, and investors in some of our credit funds may redeem their investments in such funds under certain circumstances at any time, and, under other circumstances, after an initial holding period. These events would lead to a decrease in our revenues, which could be substantial.
•Our funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest.
•The market price and trading volume of our Class A shares and our Preferred shares may be volatile, which could result in rapid and substantial losses for our stockholders.
•An investment in Class A shares and our Preferred shares is not an investment in any of our funds, and the assets and revenues of our funds are not directly available to us.
•We cannot assure you that our intended quarterly dividends will be paid each quarter or at all.
•Our Class C Stockholder’s significant voting power limits the ability of holders of our Class A shares to influence our business, and control by our Managing Partners of the combined voting power of our shares and holding their economic interests through the Apollo Operating Group may give rise to conflicts of interest.
•Our board of directors has delegated all of its powers and authority in the management of the business and affairs of the Company to an executive committee currently made up of our Managing Partners, and certain actions by our board of directors require the approval of the Class C Stockholder, which is controlled by our Managing Partners.
•We qualify for, and rely on, exceptions from certain corporate governance and other requirements under the rules of the NYSE.
•Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure is also subject to on-going future potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.
Risks Related to Our Businesses
Macroeconomic Risks
The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and is expected to continue to impact our business, financial condition and results of operations.
The COVID-19 pandemic has adversely impacted global commercial activity and contributed to significant volatility in financial markets. The impact of the outbreak continues to develop and many countries, including the U.S., have instituted quarantines, restrictions on travel, bans and/or limitations on public events and on public gatherings, closures of a variety of venues (e.g., restaurants, concert halls, museums, theaters, schools and stadiums, non-essential stores, malls and other entertainment facilities, and commercial buildings), shelter-in-place orders or other restrictions on operations and businesses. Businesses have also implemented protective measures, such as work-from-home arrangements, partial or full shutdowns of operations, furlough or termination of employees and cancellation of customer, employee or industry events. Those measures, as well as the general uncertainty surrounding the dangers and effects of COVID-19, have created significant disruption in global supply chains, and have adversely impacted a number of industries, such as transportation, hospitality and entertainment. The effects of COVID-19 have led to significant volatility and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential effects, including a global, regional or other economic recession, are uncertain and difficult to assess. The continued spread of the virus globally could lead to a protracted world-wide economic downturn, the effects of which could last for some period after the pandemic is controlled and/or abated. The effect of the COVID-19 outbreak on the economy and the public has been severe and could exacerbate other pre-existing political, social, economic, market and financial risks.
The extent of the impact of the COVID-19 pandemic on us, the funds we manage and their portfolio investments, will depend on many factors, including the duration and scope of the public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the continued or renewed implementation of travel advisories and restrictions, the efficacy and availability of COVID-19 vaccines, the impact of the public health emergency on overall supply and demand, goods and services, consumer confidence and levels of economic activity and the extent of its disruption to global, regional and local supply chains and economic markets, all of which are uncertain and difficult to assess. If effective vaccines are not widely available to the public, or if vaccines offer only limited protection, including as the result of the development of new strains of COVID-19, we expect to see continued fluctuations in business openings and closures as communities respond to local outbreaks, which could prolong the global economic impact. The extended duration of the COVID-19 pandemic could adversely affect our business in a number of ways. Some examples include, but are not limited to, the following:
•Difficult market and economic conditions may adversely impact the valuations of our and our funds’ investments, particularly if the value of an investment is determined in whole or in part by reference to public equity markets. Valuations of our and our funds’ investments are generally correlated to the performance of the relevant equity and debt markets;
•Limitation on travel and social distancing requirements implemented in response to COVID-19 may challenge our ability to market new or successor funds as anticipated prior to COVID-19, resulting in less or delayed revenues. In addition, fund investors may become restricted by their asset allocation policies in investing in new or successor funds that we manage, because these policies often restrict the amount that they are permitted to invest in alternative assets like the strategies of our investment funds in light of the recent decline in public equity markets;
•While the market dislocation caused by COVID-19 may present attractive investment opportunities, due to increased volatility in the financial markets, we may not be able to complete those investments;
•Any asset price inflation driven by COVID-19’s market dislocation may hamper our and our funds’ ability to deploy capital or to deploy capital as profitably as we could if asset prices were not inflated;
•If the impact of COVID-19 continues, we and our funds may have fewer opportunities to successfully exit existing investments, due to, among other reasons, lower valuations, decreased revenues and earnings, lack of potential buyers with financial resources to pursue an acquisition, or limited or no ability to conduct initial public offerings in equity capital markets, resulting in a reduced ability to realize value from such investments;
•The pandemic may strain our liquidity. Declines or delays in realized performance revenues and management fees would adversely impact our cash flows and liquidity. While as of December 31, 2020, we had $1.6 billion of cash and cash equivalents and U.S. Treasury securities, as well as $750 million available capacity under our revolving credit facility, to the extent we incur additional debt relative to our current level of earnings or experience a decrease in our level of earnings as a result of COVID-19 or otherwise, our credit rating could be adversely impacted. Any downgrade in our credit rating would increase our interest expense under our existing credit facility and could limit the availability of future financing;
•Our funds’ portfolio companies are facing or may face in the future increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams, and limited or higher cost of access to preferred sources of funding, which may result in potential impairment of our or our funds’ equity investments. Changes in the debt financing markets are impacting, or, if the volatility in financial market continues, may in the future impact, the ability of our funds’ portfolio companies to meet their respective financial obligations. Failure to meet any such financial obligations could result in our funds’ portfolio investments being subject to margin calls or being required to repay indebtedness or other financial obligations immediately in whole or in part, together with any attendant costs, and our funds’ portfolio investments could be forced to sell some of their assets to fund such costs. In the event of any such consequences, our funds could lose both invested capital in, and anticipated profits from, the affected investment.

Additionally, we and our funds may experience similar difficulties, and certain funds may be subject to margin calls when the value of securities that collateralize their margin loans decrease substantially;
•Borrowers of loans, notes and other credit instruments in our funds’ portfolios may not meet their principal or interest payment obligations or satisfy financial covenants, and tenants leasing real estate properties owned by our funds may not pay rents in a timely manner or at all, resulting in a decrease in value of our funds’ credit and real estate investments and lower than expected return. In addition, for variable interest instruments, lower reference rates resulting from government stimulus programs in response to COVID-19 could lead to lower interest income for our funds;
•Many of the portfolio companies of the funds we manage operate in industries that are materially impacted by COVID-19, including but not limited to healthcare, travel, entertainment, hospitality, senior living and retail industries. Many of these companies are facing operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, restrictions on travel, quarantines or stay-at-home orders. If the disruptions caused by COVID-19 continue and the restrictions put in place are not lifted, the businesses of these portfolio companies could continue to suffer materially or become insolvent, which would decrease the value of our funds’ investments;
•The stimulus package provided by the U.S. government and its various agencies to businesses in the U.S., including some of our funds’ portfolio companies, restricts the recipient business from taking certain decisions, such as dividends and share buybacks. Such limitations may reduce the value of our funds’ investments in such companies;
•The success of our funds’ investments depends to some extent on our ability to understand, and even foresee, trends and changes in the economy, the political landscape and society, as well as specific industries. However, the long-term effects of the COVID-19 pandemic, including on consumer preferences and behavior; global supply chains; real estate occupancy and usage, among other things, remain to be seen. If we fail to understand or correctly interpret such changes and trends, the performance of our funds’ investments may suffer;
•A continued extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic; and
•COVID-19 presents a significant threat to our employees’ well-being and morale. While we have implemented a business continuity plan to protect the health of our employees and have contingency plans in place for key employees or executive officers who may become sick or otherwise unable to perform their duties for an extended period of time, such plans cannot anticipate all scenarios, and we may experience potential loss of productivity or a delay in the rollout of certain strategic plans. The longer-term effects of COVID-19 on the workplace and workforce remain unclear. An extended period of remote working may hinder our ability to attract, train, and retain talent, and may impact our ability to sustain our firm culture.
We are continuing to monitor the impact of COVID-19 and related risks, including risks related to efforts to mitigate the disease’s spread, although the rapid development and fluidity of the situation precludes any prediction as to its ultimate impact on our business, financial performance and operating results. However, if the spread and related mitigation efforts continue, our business, financial condition, results of operations and cash flows could be materially adversely affected.
Changes in the U.S. political environment and the potential for governmental policy changes and regulatory reform could negatively impact our business, and we could be adversely affected by economic, political, fiscal and/or other developments in or affecting other countries.
Governmental policy changes and regulatory reform could have a material impact on our business. Uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels have introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. Such uncertainty has been exacerbated by the effects of, and the government’s response to, the COVID-19 pandemic. The potential for changes in policy and regulation is heightened significantly by the change in the U.S. administration. New legislative, regulatory or policy changes could significantly impact our business and the business of portfolio companies of funds we manage, as well as the markets in which we compete. Furthermore, negative public sentiment could lead to heightened scrutiny and criticisms of our business model generally, or our business and investments in particular. For example, in June 2019, certain members of Congress introduced the Stop Wall Street Looting Act of 2019, a comprehensive bill intended to fundamentally reform the private equity industry. In addition, disagreements over the federal budget have led to the shutdown of the U.S. federal government for periods of time and may recur in the future. Each federal shutdown may have a negative impact on the operations and business of certain of our funds’ portfolio companies. To the extent changes in the political environment have a negative impact on us or portfolio companies of funds we manage, or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future.
Difficult market or economic conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of the investments made by our funds or reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenue, net income and cash flow and adversely affect our financial prospects and condition.
Our businesses and the businesses of the companies in which our funds invest are materially affected by conditions in the global financial markets and economic conditions throughout the world, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, national and international political circumstances (including wars, terrorist acts or security operations), natural disasters, climate change, pandemics or other severe public health crises and other events outside of our control. Recently, markets have been affected by the COVID-19 pandemic, interest rates in the U.S., imposition of trade barriers, ongoing trade negotiations with major U.S. trading partners and changes in the U.S. tax regulations. Additionally, operating outside the U.S. may also expose us to increased compliance risks, as well as higher compliance costs to comply with U.S. and non-U.S. anti-corruption, anti-money laundering and sanctions laws and regulations. These factors are outside our control and may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these conditions.
Volatility in the financial markets can materially hinder the initiation of new, large-sized transactions for our private equity segment and, together with volatility in valuations of equity and debt securities, may adversely impact our operating results. If market conditions deteriorate, our businesses could be affected in different ways. In addition, volatility and general economic trends are likely to impact the performance of portfolio companies in many industries, particularly industries that are more affected by changes in consumer demand, such as the packaging, manufacturing, chemical and refining industries, as well as travel and leisure, gaming and real estate industries. The performance of our funds and our performance may be adversely affected to the extent our funds’ portfolio companies in these industries experience adverse performance or additional pressure due to downward trends. There is also a risk of both sector-specific and broad-based corrections and/or downturns in the equity and/or credit markets beyond those caused by the COVID-19 pandemic. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs, within a time frame sufficient to match any further decreases in net income or increases in net losses relating to changes in market and economic conditions.
A financial downturn could adversely affect our operating results in a number of ways, and if the economy was to enter an inflationary period or if the recession caused by COVID-19 were to continue or to get worse, our revenue and results of operations would decline by causing:
•our AUM to decrease, lowering management fees and other income from our funds;
•increases in costs of financial instruments;
•adverse conditions for the portfolio companies of our funds (e.g., decreased revenues, liquidity pressures, limits on interest deductibility, increased difficulty in obtaining access to financing and complying with the terms of existing financings as well as increased financing costs);
•lower investment returns, reducing performance fees;
•higher interest rates, which could increase the cost of the debt capital our funds use to make investments; and
•material reductions in the value of our fund investments, affecting our ability to realize performance fees from these investments.
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
In addition, many other economies continue to experience weakness, tighter credit conditions and a decreased availability of foreign capital. Further, there is concern that the favorability of conditions in certain markets may be dependent on continued monetary policy accommodation from central banks, especially the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the European Central Bank (“ECB”). In response to the COVID-19 pandemic, the Federal Reserve and the ECB have taken actions which have resulted in low interest rates prevailing in the marketplace. Higher interest rates generally impact the investment management industry by making it harder to obtain financing for new investments, refinance existing investments or liquidate debt investments, which can lead to reduced investment returns and missed investment opportunities. Consequently, such increases in interest rates may have an adverse impact on our business.
Tariffs imposed by the U.S. and potential for retaliatory actions by affected countries may create uncertainty for our funds and our investment strategies and adversely affect the profitability of our funds and us.
Tariffs imposed by the U.S. on products imported into the U.S. and other changes in U.S. trade policy have resulted in, and may continue to trigger, retaliatory actions by affected countries. Certain foreign governments instituted or considered imposing trade sanctions on certain U.S. goods, and others considered the imposition of sanctions that would deny U.S. companies access to critical raw materials. Additionally, certain countries have imposed trade barriers in response to the COVID-19 pandemic. A “trade war” of this nature or other governmental action related to tariffs or international trade agreements or policies would have the potential to further increase costs, decrease margins, reduce the competitiveness of products and services offered by companies in which our funds have current or future investments and adversely affect the revenues and profitability of our funds’ portfolio companies whose businesses rely on goods imported from outside of the U.S. In addition, tariff increases may have a similar impact on suppliers and certain other customers of companies in which our funds have current or future investments, which could increase the negative impact on our operating results or future cash flows. Although it is likely that the incoming Biden administration will choose a more multilateral approach to trade, it is unclear what trade policies will be pursued by the administration and, in particular, how the administration is likely to engage with China.
The withdrawal of the U.K. from the EU single market and customs union could have a range of adverse consequences for us, our funds and the portfolio companies of our funds.
The U.K. technically withdrew from the EU on January 31, 2020, triggering a negotiated transition period during which the U.K. remained in the EU single market and customs union and remained subject to EU laws and regulations. The transition period ended on December 31, 2020. Various EU laws, rules and guidance have been on-shored into domestic U.K. legislation and certain transitional regimes and deficiency-correction powers exist to ease the transition.
The U.K. and the EU announced, on December 24, 2020, that they have reached agreement on a new Trade and Cooperation Agreement (the “TCA”) which addresses a range of aspects of the future relationship between the parties. The TCA was ratified by the U.K. Parliament on December 31, 2020 and, under certain technical arrangements, applies on an interim basis in the EU until formally ratified. The TCA addresses, for example, trade in goods and the ability of U.K. nationals to travel to the EU on business but defers other issues. While the TCA includes a commitment by the U.K. and the EU to keep their markets open for persons wishing to provide financial services through a permanent establishment, it does not address substantive future cooperation in the sphere of financial services or reciprocal market access into the EU by U.K. firms under so-called “equivalence” arrangements. The European Commission has indicated that its assessment of the U.K.’s replies to its equivalence enquiries remain ongoing and, at this stage, there is no certainty as to when such assessments will be concluded or whether the U.K. will be deemed equivalent in some or all of the individual assessments.
While the TCA provides clarity in some areas, elements of the uncertainty that has accompanied much of the Brexit process to date will continue. This is driven by the ongoing uncertainty relating to equivalence and the extent to which the EU grants reciprocal access to U.K. firms in the sphere of financial services and that, as a new agreement, the implications and operation of the TCA may evolve during the balance of 2021, and potentially beyond that date. That uncertainty to date has resulted in volatility in the U.K. and EU financial markets; foreign exchange fluctuations of the pound sterling relative to the euro and the U.S. dollar; fluctuations in the market value of U.K. and EU assets; increased illiquidity of investments located in and/or listed in the U.K.; and lower growth rates in the U.K. and in the EU. The outcomes following the implementation of the TCA (and any subsequent discussions between the U.K. and EU in respect of matters not within its scope) are likely to affect, among others, trade in goods and services (including the availability of equivalence regimes for financial services firms); immigration and business travel rules, the ability to move employees across borders, and recognition of professional qualifications; legal and regulatory regimes; and market access rules.
The impact of this uncertainty as well as that of (a) the TCA (and any subsequent discussions between the U.K. in relation to equivalence assessments for financial services) and (b) the operation of on-shored EU laws, rules and guidance in the U.K. are difficult to predict, and could adversely affect the portfolio companies of our funds, the availability of credit and liquidity for these businesses and the return on our funds and their investments. It is possible, for example, that certain of our funds’ investments may need to be restructured to enable their objectives fully to be pursued (e.g., because of a loss of passporting rights for U.K. financial institutions or the failure to put equally effective arrangements in place). This may increase costs or make it more difficult for us to pursue our objectives.
The outcomes discussed above could also affect the ways in which we are able, following the transition period, to operate in the U.K. as well as from the U.K. into the remainder of the EEA (and, vice versa, in relation to any new entities we establish and license in the EEA). This may have an impact on us, including the cost of, risk to, manner of conducting or location of, our European business and our ability to hire and retain key staff in Europe. This may also impact the markets in which we operate; the funds managed or advised by us; our fund investors or our ability to raise capital from them; and ultimately the returns which may be achieved. In this regard, there can be no guarantee that plans to deal with, or mitigate adverse consequences of, Brexit will perfectly or efficiently replicate arrangements which were available to us through to the end of the transition period.
We could be adversely affected by economic, political, fiscal and/or other developments in or affecting Eurozone countries.
Our operating results could be affected by economic, political, fiscal and/or other developments in the Eurozone. The International Monetary Fund in late November 2020 warned that a second wave of COVID-19 infections and lockdowns poses a considerable risk to the Eurozone economy, requiring support through fiscal policies and monetary policies, including purchases of sovereign debt and liquidity support for lenders, as well as support for businesses, particularly small- and medium-sized enterprises. Additionally, the EU’s €750 billion recovery fund may not be sufficient to support economic recovery. A prolonged public health crisis could have a significant impact on the economic recovery of Eurozone countries, which in turn could adversely affect financial, credit and foreign exchange markets, the ability to access funding in the capital markets or from banks, levels of business activity, business sentiment and consumer confidence. These potential developments, or market perceptions concerning these and related issues, could adversely affect our businesses.
Investment Management Risks
Poor performance of the funds we manage would cause a decline in our revenue and results of operations, may obligate us to repay performance fees previously paid to us and would adversely affect our ability to raise capital for future funds.
We derive revenues from:
•management fees, which are based generally on the amount of capital committed or invested in our funds;
•in connection with services relating to investments by our funds, fees earned or otherwise collected by one or more services providers affiliated with the Apollo Group;
•performance fees, based on the performance of our funds; and

•investment income from our investments as general partner.
If a fund performs poorly, we will receive little or no performance fees with regard to the fund and little income or possibly losses from any principal investment in the fund. Furthermore, if, as a result of poor performance of later investments in a fund’s life, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we may be obligated to repay the amount by which performance fees that were previously distributed to us exceeds amounts to which we are ultimately entitled. As a result of market deteriorations early in the COVID-19 crisis, several of our funds went into clawback. Most of those funds have rebounded and if they had been liquidated at their fair value as of December 31, 2020, there would have been no clawback repayment obligation or liability. However, as of December 31, 2020, if certain of our funds had been liquidated at their fair value at that date, there would have been a clawback repayment obligation or liability, see note 15 to our consolidated financial statements for further details. There can be no assurance that we will not incur a clawback repayment obligation in the future. Our fund investors and potential fund investors continually assess our funds’ performance and our ability to raise capital. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease the capital committed or invested in our funds and ultimately, our management fee income.
Changes in the debt financing markets may negatively impact the ability of our funds and their portfolio companies to obtain attractive financing for their investments and may increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income.
In the event that our funds are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or otherwise on unfavorable terms, our funds may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the investment income earned by us. Any failure by lenders to provide previously committed financing can also expose us to potential claims by sellers of businesses which our funds may have contracted to purchase. Our funds’ portfolio companies regularly access the corporate debt and securitization markets in order to obtain financing for their operations. To the extent that the current credit markets and/or regulatory changes render financing difficult to obtain or more expensive, this may negatively impact the operating performance of such portfolio companies and funds, and lead to lower-yielding investments with respect to such funds and, therefore, lower the investment returns of our funds. Conversely, certain of the strategies pursued by funds we manage benefit from higher interest rates, and a sustained low interest rate environment may negatively impact expected returns for these funds. In addition, to the extent that the current markets make it difficult or impossible for a portfolio company to refinance debt that is maturing in the near term, it may face substantial doubt as to its status as a going concern (which may result in an event of default under various agreements) or it may be unable to repay such debt at maturity and be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.
A decline in the pace of investment in our funds, an increase in the pace of sales of investments in our funds or an increase in the amount of transaction and advisory fees we share with our fund investors would result in our receiving less revenue from fees.
A variety of fees that we earn, such as transaction and advisory fees and financing-related fees, are driven in part by the pace at which our funds make investments. Many factors could cause a decline in the pace of investment, including the inability of our investment professionals to identify attractive investment opportunities, competition for such opportunities, decreased availability of capital on attractive terms and our failure to consummate identified investment opportunities because of business, regulatory or legal complexities and adverse developments in the U.S. or global economy or financial markets. Any decline in the pace at which our funds make investments would reduce our transaction and advisory fees and/or financing-related fees and could make it more difficult for us to raise capital. Likewise, during attractive selling environments, our funds may capitalize on increased opportunities to exit investments. Any increase in the pace at which our funds exit investments would reduce transaction and advisory fees. In addition, some of our fund investors have requested, and we expect to continue to receive requests from fund investors, that we share with them a larger portion, or all, of certain types of fees generated by our funds’ investments, such as management consulting fees and merger and acquisition transaction advisory fees, or that expenses arising from the operation of our funds be borne by us alone, rather than the funds. To the extent we accommodate such requests, it would result in a decrease in the amount of fee revenue we could earn. For example, in Fund VIII and Fund IX we agreed that 100% of management consulting fees and merger and acquisition transaction advisory fees will be shared with the management fee paying investors in the fund through a management fee offset mechanism.
We are subject to increasing scrutiny from institutional investors with respect to the social impact of investments made by our funds, which may constrain capital deployment opportunities for our funds and adversely impact our ability to raise capital from such investors.

In recent years, certain institutional investors, including public pension funds, have placed increasing importance on the implications and social impact of investments made by the funds to which they commit capital, including with respect to environmental, social and governance (“ESG”) matters. Certain public pension funds have also demonstrated increased activism with respect to existing investments, including by urging asset managers to take certain actions that could adversely impact the value of an investment, or refrain from taking certain actions that could improve the value of an investment. Similarly, certain of our investors, particularly institutional investors, use third-party benchmarks or scores to measure our ESG practices, and decide whether to invest in our funds. At times, certain investors have conditioned future capital commitments on the taking or refraining from taking of such actions, and we may face reputational challenges if we delay or fail to successfully take such actions. Investors’ increased focus and activism related to ESG and similar matters may constrain our capital deployment opportunities. In addition, institutional investors may decide to withdraw previously committed capital from our funds (where such withdrawal is permitted) or to not commit capital to future fundraises as a result of their assessment of our approach to and consideration of the social impact of investments made by our funds. As public pension funds represent a significant portion of our funds’ investor bases, to the extent our access to capital from such investors is impaired, we may not be able to maintain or increase the size of our funds or raise sufficient capital for new funds, which may adversely impact our revenues.
In addition, ESG matters have been the subject of increased focus by certain regulators in the EU. Governmental regulators and other authorities in the EU have proposed or implemented a number of initiatives and additional rules and regulations that could adversely affect our business. For example, in December 2016, the European Commission established a “High-Level Expert Group on Sustainable Finance.” In May 2018, the European Commission adopted a package of measures relating to its “action plan on sustainable finance,” which included (i) a proposal for a regulation on the establishment of a framework to facilitate sustainable investment, (ii) a proposal for a regulation on disclosures relating to sustainable investments and sustainability risks and amending the EU pension fund directive, IORP II, to include ESG considerations into the advice provided by investment firms and (iii) a proposal for a regulation amending the benchmark regulation (to create a new category of benchmark relating to low carbon and positive carbon investments). EU legislators are expected to adopt new rules to standardize the definition of environmentally sustainable investing. If regulators disagree with the procedures or standards our funds use for ESG investing, or new regulation or legislation, if adopted, requires a methodology of measuring or disclosing ESG impact that is different from our current practice, our business and reputation could be adversely affected.
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
The action plan further includes the EU’s Regulation on sustainability-related disclosures in the financial services sector (the “sustainable finance disclosure regulation” or “SFDR”). SFDR is expected to come into effect on March 10, 2021. The SFDR requires financial market participants falling within its scope to make new disclosures on ESG matters, including both publicly on a website, and in pre-contractual documentation for financial products. The disclosure requirements relate to, amongst other things, the integration of sustainability risks into investment decision-making processes and remuneration policies, the likely impact of sustainability risks on the returns of financial products, and additional anti-“greenwashing” disclosures for those products which either promote sustainability characteristics or have a sustainable investment objective. If regulators disagree with the disclosures we make for SFDR purposes, or with the categorization of our financial products, we may face regulatory enforcement action, and our business or reputation could be adversely affected. If investors, allocators or intermediaries are dissatisfied with the nature and scope of our SFDR disclosures, relative to our peers, we may be placed at a competitive disadvantage, which may adversely affect our ability to retain or raise capital for our funds, which may adversely affect our revenues.
In addition, in-scope financial market participants are required to “comply or explain” whether to adhere to a values-based investing regime codified within SFDR, known as the principal adverse impact (“PAI”) regime. SFDR requires firms adhering to the PAI regime to conduct investment due diligence based on the harm that their investment positions may cause to a prescribed list of ESG indicators. If we opt to explain non-compliance with the PAI regime, while such an approach is legally permitted, we may be placed at a competitive disadvantage relative to firms which choose to comply with the PAI regime, if investors, allocators or intermediaries prefer to invest with financial market participants which adhere to the PAI regime, which may adversely affect our revenues and reputation.
The SFDR is intended to be supplemented by further regulatory technical standards (the “RTS”), which will provide further technical details on the disclosure requirements for the PAI regime and for products which either promote sustainability characteristics or have a sustainable investment objective. The RTS will not be in force by March 10, 2021, when SFDR is expected to come into effect, and, in its absence, firms have been instructed by the European Commission to adopt a model of “principles based compliance” with SFDR. Principles-based compliance requires us to make individual judgments on how to comply with complex legislation, which carries legal risk given the inherent uncertainties of making individual judgments in the place of technical standards, and exposes us to the risk of regulatory criticism or enforcement, if a relevant regulator objects to our decisions.
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
Certain institutional investors have also publicly criticized certain fund fee and expense structures, including management, transaction and advisory fees. The Institutional Limited Partners Association (“ILPA”) maintains and revises from time to time a set of Private Equity Principles (“Principles”), which continue to call for enhanced “alignment of interests” between general partners and limited partners through modifications of some of the terms of fund arrangements, including guidelines for fees and performance fees structures. We provided ILPA our endorsement of the Principles, representing an indication of our general support for the efforts of ILPA. Although we have no obligation to modify any of our fees or other terms with respect to our funds, we experience pressure to do so.
In addition, certain institutional investors, including sovereign wealth funds and public pension funds, continue to demonstrate an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, specialized funds and co-investment vehicles. We also have entered into strategic partnerships with certain institutional investors whereby we manage that investor’s capital across a variety of our products on separately negotiated terms. There can be no assurance that such alternatives will be as profitable to us as traditional investment fund structures, and the impact such a trend could have on our results of operations, if widely implemented, is unclear. Moreover, certain institutional investors continue to demonstrate a preference to in-source their own investment professionals and to make direct investments in alternative assets without the assistance of investment advisers like us. Such institutional investors may become our competitors and could cease to be our clients. Further, certain investors have implemented or may implement restrictions against investing in certain types of asset classes such as fossil fuels, which would affect our ability to raise new funds focused on those asset classes, such as funds focused on energy or natural resources. Finally, the ability of our funds to raise capital from certain investors may also be adversely impacted as a result of countries implementing certain tax avoidance measures as part of the OECD/G20 Base Erosion and Profit Shifting (“BEPS”) project if these investors decide to invest on their own or only in funds with similarly situated investors. See “—We make investments in companies that are based outside of the U.S., which may expose us to additional risks not typically associated with investing in companies that are based in the U.S.”
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
Prior to the receipt of capital contributions from the fund’s investors, most of our funds utilize subscription lines of credit to fund investments and operations. Since interest expense and other costs of borrowings under subscription lines of credit are an expense of the fund, the fund’s net multiple of invested capital may be reduced, as well as the amount of carried interest generated by the fund. Any material reduction in the amount of carried interest generated by a fund will adversely affect our revenues.
We may not have sufficient cash to satisfy general partner obligations to return performance fees if and when they are triggered under the governing agreements with our fund investors.
Performance fees from our private equity funds and certain of our credit and real assets funds are subject to contingent repayment by the general partner if, upon the final distribution, the relevant fund’s general partner has received cumulative performance fees on individual portfolio investments in excess of the amount of performance fees it would be entitled to from the profits calculated for all portfolio investments in the aggregate. Adverse economic conditions may increase the likelihood of triggering these general partner obligations. The Managing Partners, Contributing Partners and certain other investment professionals have personally guaranteed, subject to certain limitations, these general partner obligations. We may choose to satisfy contingent repayment obligations on behalf of other guarantors who are either unwilling or unable to satisfy their repayment obligations in order to preserve our relationships with our funds’ investors. We have agreed to indemnify the Managing Partners and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of certain funds that we manage (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that the Managing Partners and Contributing Partners have contributed or sold to the Apollo Operating Group. To the extent one or more such general partner obligations were to be triggered, we might not have available cash to repay the performance fees and satisfy such obligations, or if applicable, to reimburse the Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay under their guarantees. If we were unable to repay such performance fees, we would be in breach of the relevant governing agreements with our fund investors and could be subject to liability.
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
Moreover, the historical returns of our funds should not be considered indicative of the future returns of such funds or any future funds we may raise, in part because:
•market conditions during previous periods may have been significantly more favorable for generating positive performance, particularly in our private equity business, than current market conditions or the market conditions we may experience in the future;
•our private equity funds’ and certain other funds’ rates of return, which are calculated on the basis of net asset value of the funds’ investments, reflect unrealized gains, which may never be realized;
•our funds’ returns have benefited from investment opportunities and general market conditions that may not repeat themselves, including the availability of debt financing on attractive terms and the availability of distressed debt opportunities, and we may not be able to achieve the same returns or secure the same profitable investment opportunities or deploy capital as quickly;
•the historical returns that we present in this report derive largely from the performance of our existing funds, whereas future fund returns will depend increasingly on the performance of our newer funds or funds not yet formed, which may have little or no realized investment track record and may have lower target returns than our existing funds;
•the attractive returns of certain of our funds have been driven by the rapid return of invested capital, which has not occurred with respect to all of our funds and we believe is less likely to occur in the future;
•in recent years, there has been increased competition for investment opportunities resulting from, among other things, the increased amount of capital invested in private equity funds and high liquidity in debt markets;
•our newly established funds may generate lower returns during the period that they take to deploy their capital; and
•we expect to create new funds in the future that reflect a different asset mix, investment strategy, and/or geographic and industry exposure, as well as target returns and economic terms, compared to our current funds, and any such new funds could have different returns from our existing or previous funds and different degrees of success on investments or their ability to raise capital.
It is customary in our industry for both fund managers and investors in private funds to measure performance of private funds using an IRR, including for purposes of managing private fund performance relative to the performance of public indices over a comparable time period. For example, we disclose herein the IRR of certain of our managed funds' performance using a gross IRR and a net IRR calculation. The IRR of our funds has historically varied greatly from fund to fund. Accordingly, you should realize that the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our funds as a whole. Future returns will also be affected by the risks described elsewhere in this report and risks of the industries and businesses in which a particular fund invests. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Historical Investment Performance of Our Funds.” Moreover, while IRR is a widely-used metric to measure performance, it is not the only metric to measure performance. Certain industry participants may instead calculate performance of private funds using a multiple of invested capital or multiple of committed capital calculation and we frequently provide the investors in our managed funds with performance information regarding such funds that is calculated using a multiple of invested capital or multiple of committed capital calculation, on both a gross and net basis. Investors should not rely on any single performance metric to measure the performance of private funds. No assurance is given that IRR is the most accurate or preeminent method to measure performance of private funds, including our managed funds, or that if a different performance methodology is developed or becomes widely utilized, that the use of such other performance methodology would not have an adverse effect on our ability to raise capital for our managed funds.
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
As a result of the expected discontinuation of certain unsecured benchmark interest rates, including LIBOR and other Interbank Offered Rates (“IBORs”), regulators and market participants in various jurisdictions have been working to identify alternative reference rates that are compliant with the International Organization of Securities Commission’s standards for transaction-based benchmarks. In the U.S., the Alternative Reference Rates Committee (the “ARRC”), a group of market and official sector participants, identified the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative benchmark rate. Other alternative reference rates have been recommended in other jurisdictions. On December 4, 2020, the ICE Benchmark Administration (“IBA”) published its consultation on its intention to cease the publication of LIBOR settings: on December 31, 2021 for all settings of GBP, EUR, JPY and CHF LIBOR and lesser used settings of USD LIBOR and on June 30, 2023 for the more commonly used settings of USD LIBOR. Moreover, on November 30, 2020, U.S. banking regulators issued a statement to encourage banks to stop entering into new USD LIBOR contracts “as soon as practicable,” and by no later than December 31, 2021.
A large number of IBOR-referenced contracts are held by or due to us or our funds. Furthermore, a significant number of our funds’ portfolio companies are borrowers of LIBOR-linked debt obligations, such as LIBOR-based credit agreements and floating rate notes. To manage the risks associated with the transition from LIBOR and other benchmarks, Apollo has established a Firmwide LIBOR Transition program that is overseen by Apollo’s senior management. As part of this program, Apollo monitors risks associated with the expected discontinuation or unavailability of LIBOR and other benchmarks. The program is structured to address Apollo’s industry and regulatory engagement, financial contract changes, internal and external communications, technology and operations modifications, and program strategy and governance. Apollo continues to monitor the impact of COVID-19 on the market and industry transition to alternative reference rates. There is no guarantee that the transition from LIBOR and other benchmarks will not result in financial market disruptions, significant increases or volatility in risk-free benchmark rates or borrowing costs to borrowers, which could have a direct or indirect adverse effect on our business, results of operations, financial condition, and share price.
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

Competition among funds is based on a variety of factors, including:
•investment performance;
•investor liquidity and willingness to invest;
•investor perception of investment managers’ drive, focus and alignment of interest;
•quality of service provided to and duration of relationship with investors;
•business reputation; and
•the level of fees and expenses charged for services.
We compete in all aspects of our businesses with a large number of investment management firms, private equity, credit and real assets fund sponsors and other financial institutions. A number of factors serve to increase our competitive risks:
•fund investors may develop concerns that we will allow a business to grow to the detriment of its performance;
•investors may reduce their investments in our funds or not make additional investments in our funds based upon current market conditions, their available capital or their perception of the health of our businesses;
•the attractiveness of our funds relative to investments in other investment products could change depending on economic and market conditions;
•some of our competitors have greater capital, lower targeted returns or greater sector or investment strategy-specific expertise than we do, which creates competitive disadvantages with respect to investment opportunities;
•some of our competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities;
•some of our competitors may have a more established presence or greater experience and expertise in geographic regions or business areas in which we intend to expand;
•some of our funds may not perform as well as competitors’ funds or other available investment products;
•our funds’ competitors that are corporate buyers may be able to achieve synergistic cost savings in respect of an investment, which may provide them with a competitive advantage in bidding for an investment;
•some of our competitors have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments;
•our competitors have instituted or may institute low cost, high speed financial applications and services based on artificial intelligence and new competitors may enter the investment management space using new investment platforms based on artificial intelligence;
•developments in financial technology (or fintech), such as a distributed ledger technology (or blockchain), have the potential to disrupt the financial industry and change the way financial institutions, as well as investment managers, do business, and could exacerbate these competitive pressures;
•some fund investors may prefer to invest with an investment manager that is not publicly traded;
•the proliferation of SPACs entering the market may compete with our funds for investment opportunities and drive up asset prices;
•the successful efforts of new entrants into our various businesses, including former “star” portfolio managers at large diversified financial institutions as well as such institutions themselves, may result in increased competition;
•there are relatively few barriers to entry impeding other alternative investment management firms from implementing an integrated platform similar to ours or the strategies that we deploy at our funds, such as distressed investing, which we believe are competitive strengths of ours; and
•other industry participants continuously seek to recruit our investment professionals away from us.

These and other factors could reduce our earnings and revenues and have a material adverse effect on our businesses. In addition, if we are forced to compete with other alternative investment managers on the basis of price, we may not be able to maintain our current management fee and performance fees structures. We have historically competed primarily on the performance of our funds, and not on the level of our management fees or performance fees relative to those of our competitors. However, there is a risk that management fees and performance fees in the alternative investment management industry will decline, without regard to the historical performance of a manager. Management fee or performance fee reductions on existing or future funds, without corresponding decreases in our cost structure, would adversely affect our revenues and profitability.
Many of our funds invest in relatively high-risk, illiquid assets and we may fail to realize any profits from these assets for a considerable period of time or lose some or all of the principal amount we invest in these assets.
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
Because certain of our funds’ investments rely heavily on the use of leverage, our ability to achieve attractive rates of return on investments will depend on our continued ability to access sufficient sources of indebtedness at attractive rates. For example, in many of our private equity fund investments, indebtedness may constitute 70% or more of a portfolio company’s total debt and equity capitalization, including debt that may be incurred in connection with the investment, and a portfolio company’s leverage may increase as a result of recapitalization transactions subsequent to the company’s acquisition by a private equity fund. Additionally, our private equity funds sometimes finance their equity contributions in a portfolio company through loans secured by all or part of such equity, further raising the significance of debt financing. The absence of available sources of senior debt financing for extended periods of time could therefore materially and adversely affect our funds. An increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments. Increases in interest rates could also make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital. Conversely, certain of the strategies pursued by funds we manage benefit from higher interest rates, and a sustained low interest rate environment may negatively impact expected returns for these funds. The TCJA also introduced a new limitation on the deductibility of interest for U.S. federal income tax purposes for corporations and pass-through entities. For taxable years beginning after December 31, 2017, taxpayers may no longer deduct business interest expense in excess of the sum of (i) business interest income and (ii) 30% of “adjusted taxable income” (which is similar to EBITDA for taxable years beginning before January 1, 2022, and similar to EBIT for taxable years beginning thereafter). Although the impact of this limitation will vary across our funds’ portfolio companies, it is possible that we may not be able to utilize the same amount of leverage to finance investments going forward or that a material amount of interest expense may not be deductible for U.S. federal income tax purposes by our funds’ portfolio companies, both of which may have a material impact on our rates of return on investments. See “—Risks Related to Taxation—Comprehensive U.S. federal income tax legislation became effective in 2018, which may adversely affect us.”
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
Investments in highly leveraged entities are inherently more sensitive to declines in revenues, increases in expenses and interest rates and adverse economic, market and industry developments. The incurrence of a significant amount of indebtedness by an entity could, among other things:

•give rise to an obligation to make mandatory prepayments of debt using excess cash flow, which might limit the entity’s ability to respond to changing industry conditions to the extent additional cash is needed for the response, to make unplanned but necessary capital expenditures or to take advantage of growth opportunities;
•allow even moderate reductions in operating cash flow to render it unable to service its indebtedness, leading to a bankruptcy or other reorganization of the entity and a loss of part or all of the equity investment in it;
•limit the entity’s ability to adjust to changing market conditions, thereby placing it at a competitive disadvantage compared to its competitors who have relatively less debt;
•limit the entity’s ability to engage in strategic acquisitions that might be necessary to generate attractive returns or further growth; and
•limit the entity’s ability to obtain additional financing or increase the cost of obtaining such financing, including for capital expenditures, working capital or general corporate purposes.
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
In addition to our private equity funds, many of our other funds may choose to use leverage as part of their respective investment programs and regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. Our credit and real assets funds may borrow money from time to time to purchase or carry securities. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried, and will be lost, and the timing and magnitude of such losses may be accelerated or exacerbated in the event of a decline in the market value of such securities. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings. The inability to obtain such financing on attractive terms may impact our funds’ ability to achieve targeted rates of return.
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
We derive a substantial portion of our revenues from funds managed pursuant to management agreements that may be terminated or fund partnership agreements that permit fund investors to request liquidation of investments in our funds.
The terms of our funds generally give either the general partner of the fund, the fund’s board of directors or the third-party adviser the right to terminate our investment management agreement with the fund. However, insofar as we control the general partner of our funds that are limited partnerships, the risk of termination of the investment management agreement for such funds is limited, subject to our fiduciary or contractual duties as general partner. This risk is more significant for certain of our funds which have independent boards of directors.
With respect to our funds that are subject to the Investment Company Act, following the initial two years of operation, each fund’s investment management agreement must be approved annually by (i) such fund’s board of directors or by the vote of a majority of the funds’ stockholders and (ii) in each case, also by a majority of the independent members of such fund’s board of directors. Each investment management agreement for such funds can also be terminated on not more than 60 days’ notice by the funds’ board of directors or by a vote of a majority of the outstanding shares. Currently, AFT and AIF, each a closed-end management investment company registered under the Investment Company Act, and AINV, a closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act, are subject to these provisions of the Investment Company Act. We have also been engaged as a sub-advisor for funds that are subject to the Investment Company Act, and those sub-advisory agreements contain, among other things, renewal and termination provisions that are substantially similar to the investment management agreements for each of AFT, AIF and

AINV. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations.
The governing documents of substantially all of our funds provide that a simple majority-in-interest of a fund’s unaffiliated investors have the right to liquidate that fund for any or no reason, which would cause management fees and performance fees to terminate. Our ability to realize performance fees from such funds also would be adversely affected if we are required to liquidate fund investments at a time when market conditions result in our obtaining less for investments than could be obtained at later times. We do not know whether, and under what circumstances, the investors in our funds are likely to exercise such right.
In addition, the management agreements of our funds would terminate if we were to experience a change of control without obtaining fund investor consent. Such a change of control could be deemed to occur in the event our Managing Partners no longer own a controlling interest in us. We cannot be certain that consents required for the assignment of our management agreements will be obtained if such a deemed change of control occurs. Termination of these agreements would affect the fees we earn from the relevant funds and the transaction and advisory fees we earn from the underlying portfolio companies, which could have a material adverse effect on our results of operations.
Our and our funds’ investments in special purpose acquisition companies, or SPACs, may expose us and our funds to increased risks and liabilities.
We and our funds have, and are likely to continue to, sponsor or otherwise make investments in, or facilitate the acquisition of companies by, SPACs. A SPAC is a special purpose vehicle formed for the purpose of raising capital to eventually acquire or merge with an existing business, which results in the existing business becoming the operating business of a public company in an alternative to the traditional initial public offering process. There are a number of risks associated with investing in SPACs, including: (i) because a SPAC is raised without a specifically-identified acquisition target, it may never, or only after an extended period of time, be able to find and execute a suitable business combination, during which period the capital invested in or committed to the SPAC will not be available for other uses; (ii) investments made by us and our funds in a SPAC may be entirely lost, or otherwise decline in value in the case of investments in third-party SPACs, if the SPAC does not execute a business combination during the finite period of time that is permitted for the related SPAC; (iii) SPACs typically invest in single assets and not diversified portfolios, and investments therein are therefore subject to significant concentration risk; (iv) SPACs incur substantial fees, costs and expenses related to their initial public offerings, being a public company and in connection with pursuing a business combination (in some cases, regardless of whether, or when, the SPAC ultimately consummates a transaction); and (v) the use of SPACs as an investment tool has recently become more widespread, and there remains substantial uncertainty regarding the viability of SPAC investing on a large scale, the supply of desirable transactions relative to the pace at which SPACs are currently being formed, potential litigation risks associated with transactions executed by SPACs and whether regulatory, tax or other authorities will implement additional or adverse policies relating to SPACs and SPAC investing. In addition, SPACs can raise capital through offering – and SPAC investors such as us or our funds could ultimately hold in the ultimate target business – common, preferred, equity-linked, debt, private investment in public equity (“PIPE”) or other types of instruments, each of which is subject to the risks associated with such instruments. Furthermore, sponsoring SPACs or otherwise making investments in SPACs increases the likelihood that potential conflicts of interest relating to us and our funds’ investment activities may arise, see “—Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our business.”
We have undertaken business initiatives to increase the number and type of investment products we offer to retail investors, which could expose us to new and greater levels of risk.
Although retail investors have been part of our historic distribution efforts, we have undertaken business initiatives to increase the number and type of investment products we may offer to such investors. Our initiatives to access retail investors entail the investment of resources and our objectives may not be fully realized.
Moreover, accessing retail investors and selling retail directed products exposes us to new and greater levels of risk, including heightened litigation and regulatory enforcement risks. To the extent we distribute retail products through new channels, including through unaffiliated firms, we may not be able to effectively monitor or control the manner of their distribution, which could result in litigation against us, including with respect to, among other things, claims that products distributed through such channels are distributed to customers for whom they are unsuitable or distributed in any other inappropriate manner. Although we seek to ensure through due diligence and onboarding procedures that the channels through which retail investors access our investment products conduct themselves responsibly, to the extent that our investment products are being distributed through third parties, we are exposed to reputational damage and possible legal liability to the extent such third parties improperly sell our products to investors. Similarly, the hiring of employees to oversee independent advisors and brokers presents risks if they fail to follow training, review and supervisory procedures. In addition, the distribution of retail products through new channels whether directly or through market intermediaries could expose us to additional regulatory risk in the form of allegations of improper conduct and/or actions by state and federal regulators against us with respect to, among other things, product suitability, conflicts of interest and the adequacy of disclosure to customers to whom our products are distributed through those channels.
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
When our funds invest in assets denominated in currencies that differ from the currency in which the relevant fund is denominated, fluctuations in currency rates could impact fund performance. We also manage a number of funds which are denominated in U.S. Dollars but invest primarily or exclusively in assets denominated in foreign currencies and therefore whose performance can be negatively impacted by strengthening of the U.S. Dollar even if the underlying investments perform well in local currency.
Our funds may employ hedging techniques to minimize these risks, but we can offer no assurance that such strategies will be effective or tax-efficient. If our funds engage in hedging transactions, we may be exposed to additional risks associated with such transactions.
Many of our funds make investments in companies that we do not control.
Investments by many of our funds include debt instruments, equity securities, and other financial instruments of companies that our funds do not control. Such investments may be acquired by our funds through trading activities or through purchases of securities or other financial instruments from the issuer. In addition, in the future, our funds may seek to acquire minority equity interests more frequently and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the funds retaining a minority investment. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our funds’ interests. If any of the foregoing were to occur, the values of investments by our funds could decrease, we could be exposed to increased legal risk related to compliance failures by such company, and our financial condition, results of operations and cash flow could suffer as a result.
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
Investments in infrastructure assets may expose us and our funds to increased risks and liabilities that are inherent in the ownership of real assets. For example:
•Ownership of infrastructure assets may also present additional risk of liability for personal and property injury or impose significant operating challenges and costs with respect to, for example, compliance with zoning, environmental, anti-financial fraud or other applicable laws.
•Infrastructure asset investments may face construction risks including, without limitation: (a) labor disputes, shortages of material and skilled labor, or work stoppages, (b) slower than projected construction progress and the unavailability or late delivery of necessary equipment, (c) less than optimal coordination with public utilities in the relocation of their facilities, (d) adverse weather conditions and unexpected construction conditions, (e) accidents or the breakdown or failure of construction equipment or processes; and (f) catastrophic events such as explosions, fires, terrorist activities and other similar events. These risks could result in substantial unanticipated delays or expenses (which may exceed expected or forecasted budgets) and, under certain circumstances, could prevent completion of construction activities once undertaken. Certain infrastructure asset investments may remain in construction phases for a prolonged period and, accordingly, may not be cash generative for a prolonged period. Recourse against the contractor may be subject to liability caps or may be subject to default or insolvency on the part of the contractor.
•The operation of infrastructure assets is exposed to potential unplanned interruptions caused by significant catastrophic or force majeure events. These risks could, among other effects, adversely impact the cash flows available from investments in infrastructure assets, cause personal injury or loss of life, damage property, or instigate disruptions of service. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged service interruptions may result in permanent loss of customers, litigation, or penalties for regulatory or contractual noncompliance. Force majeure events that are incapable of, or too costly to, cure may also have a permanent adverse effect on an investment.
•The management of the business or operations of an infrastructure asset may be contracted to a third-party management company unaffiliated with us. Although it would be possible to replace any such operator, the failure of such an operator to adequately perform its duties or to act in ways that are in our or our funds’ best interest, or the breach by an operator of applicable agreements or laws, rules and regulations, could have an adverse effect on the investment’s financial condition or results of operations. Infrastructure investments may involve the subcontracting of design and construction activities in respect of projects, and as a result our investments are subject to the risks that contractual provisions passing liabilities to a subcontractor could be ineffective, the subcontractor fails to perform services which it has agreed to perform and the subcontractor becomes insolvent.
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
Our real estate funds are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.
Investments in our real estate funds are subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets, including the deterioration of real estate fundamentals. These risks include but are not limited to, those associated with the burdens of ownership of real property, general and local economic conditions, changes in supply of and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in the average occupancy and room rates for hotel properties, operating income, the financial resources of tenants, changes in building, environmental, zoning and other laws, casualty or condemnation losses, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, pandemics, changes in government regulations (such as rent control or eviction moratoria), changes in real property tax rates, changes in income tax rates, changes in interest rates, the reduced availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes to the taxation of business entities and the deductibility of corporate interest expense, negative developments in the economy that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, acts of god, terrorist attacks, war and other factors that are beyond our control. In addition, if our real estate funds acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of our fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms. In addition, our real estate funds may also make investments in residential real estate projects and/or otherwise participate in financing opportunities relating to residential real estate assets or portfolios thereof from time to time, which may be more highly susceptible to adverse changes in prevailing economic and/or market conditions and present additional risks relative to the ownership and operation of commercial real estate assets.
We make investments in companies that are based outside of the U.S., which may expose us to additional risks not typically associated with investing in companies that are based in the U.S.
Many of our investment funds generally invest a significant portion of their assets in the equity, debt, loans or other securities of issuers located outside the U.S. International investments have increased and we expect will continue to increase as a proportion of certain of our funds’ portfolios in the future. Investments in non-U.S. securities involve certain factors not typically associated with investing in U.S. securities, including risks relating to:
•currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another,
•less developed or efficient financial markets than in the U.S., which may lead to potential price volatility and relative illiquidity,
•the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation,
•changes in laws or clarifications to existing laws that could impact our tax treaty positions, which could adversely impact the returns on our investments,
•a less developed legal or regulatory environment, differences in the legal and regulatory environment or enhanced legal and regulatory compliance,
•heightened exposure to corruption risk in non-U.S. markets,
•political hostility to investments by foreign or private equity investors,
•reliance on a more limited number of commodity inputs, service providers and/or distribution mechanisms,
•higher rates of inflation,

•higher transaction costs,
•difficulty in enforcing contractual obligations,
•fewer investor protections and less publicly available information in respect of companies in non-U.S. markets,
•certain economic and political risks, including potential exchange control regulations and restrictions on our non-U.S. investments and repatriation of profits on investments or of capital invested, the risks of political, economic or social instability, the possibility of expropriation or confiscatory taxation and adverse economic and political developments, and
•the possible imposition of non-U.S. taxes or withholding on income and gains recognized with respect to such securities.
In addition, investments in companies that are based outside of the U.S. may be negatively impacted by restrictions on international trade or the recent or potential further imposition of tariffs. See “—Tariffs imposed by the U.S. and potential for retaliatory actions by affected countries may create uncertainty for our funds and our investment strategies and adversely affect the profitability of our funds and us.”
There can be no assurance that adverse developments with respect to such risks will not adversely affect our assets that are held in certain countries or the returns from these assets.
Third-party investors in our funds have the right under certain circumstances to terminate commitment periods or to dissolve the funds, and investors in some of our credit funds may redeem their investments in such funds under certain circumstances at any time, and, under other circumstances, after an initial holding period. These events would lead to a decrease in our revenues, which could be substantial.
The governing agreements of certain of our funds allow the investors of those funds to, among other things, (i) terminate the commitment period of the fund in the event that certain “key persons” fail to devote the requisite time to managing the fund, (ii) (depending on the fund) terminate the commitment period, dissolve the fund or remove the general partner if we, as general partner or manager, or certain “key persons” engage in certain forms of misconduct, or (iii) dissolve the fund or terminate the commitment period upon the affirmative vote of a specified percentage of limited partner interests entitled to vote. Fund IX, on which our near-to medium-term performance will heavily depend, includes a number of such provisions. HVF I and EPF III and certain other funds have similar provisions. Also, after undergoing the 2007 Reorganization, subsequent to which we deconsolidated certain funds that had historically been consolidated in our financial statements, we amended the governing documents of our funds at that time to provide that a simple majority of a fund’s unaffiliated investors have the right to liquidate that fund. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damage to us.
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
Our performance and the performance of our private equity funds, as well as many of our credit and real assets funds, are significantly affected by the value of the companies in which our funds have invested. Our funds invest in companies in many different industries, each of which is subject to volatility based upon a variety of factors, including economic and market factors. The credit crisis caused significant fluctuations in the value of securities and other financial instruments held by our funds, and the global economic recession had a significant impact on the performance of the portfolio companies owned by the funds we manage. Similarly, the COVID-19 pandemic had a significant impact on the value of the investments of our funds and the results of our funds’ portfolio companies. Additionally, there remain many obstacles to continued growth in the economy such as global geopolitical events, risks of inflation and high deficit levels for governments in the U.S. and abroad. These factors and other general economic trends may impact the performance of portfolio companies in many industries and in particular, industries that are more impacted by changes in consumer demand, such as the packaging, manufacturing, energy, chemical and refining industries, as well as travel and leisure, gaming, financial services and real estate industries. The performance of our funds, and our performance, may be adversely affected to the extent our fund portfolio companies in these industries experience adverse performance or additional pressure due to downward trends. For example, the performance of certain of the portfolio companies of our funds in the packaging, manufacturing, energy, chemical and refining industries is subject to the cyclical and volatile nature of the supply-demand balance in these industries. These industries historically have experienced alternating periods of capacity shortages leading to tight supply conditions, causing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, declining capacity utilization rates and declining prices and profit margins. In addition to changes in the supply and demand for products, the volatility these industries experience occurs as a result of changes in energy prices, costs of raw materials and changes in various other economic conditions around the world.
The performance of certain of the portfolio companies of our funds in the leisure and hospitality industry has been negatively impacted by the COVID-19 pandemic. The public concern over the outbreak of the COVID-19 pandemic, coupled with a drop in demand for travel and leisure, restrictions on local and international travel, a drastic reduction in airline services and restrictions on immigration, has adversely affected the demand for hospitality services. This consequently has adversely affected the results of operations and financial conditions of such portfolio companies.
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
In respect of real estate, even though the U.S. residential real estate market remains stable after recovering from a lengthy and deep downturn, various factors could halt or limit a recovery in the housing market and have an adverse effect on the performance of certain of our funds’ investments, including, but not limited to, rising mortgage interest rates, increasing consumer debt and a low level of consumer confidence in the economy and/or the residential real estate market.
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
•Generally, there may be few limitations on the execution of these funds’ investment strategies, which are in many cases subject to the sole discretion of the management company or the general partner of such funds, or there may be numerous investment limitations or restrictions that require monitoring, compliance and maintenance.
•While we monitor the concentration of the portfolios of our credit funds, concentration in any one borrower or other issuer, product category, industry, region or country may arise from time to time.
•Given the flexibility and overlapping nature of the mandates and investment strategies of our credit funds, situations arise where certain of these funds hold (including outright positions in issuers and exposure to such issuers derived through any synthetic and/or derivative instrument) in multiple tranches of securities of an issuer (or other interests of an issuer) or multiple funds having interests in the same tranche of an issuer.
•Certain of these funds may engage in short-selling, which is subject to a theoretically unlimited risk of loss.
•These funds are exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the fund to suffer a loss.
•Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their respective liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions.
•The efficacy of the investment and trading strategies of certain credit funds may depend largely on the ability to establish and maintain an overall market position in a combination of different financial instruments, which can be difficult to execute.
•These funds may make investments or hold trading positions in markets that are volatile and which are or may become illiquid.
•Certain of these funds may seek to originate loans, including, but not limited to, secured and unsecured notes, senior and second lien loans, mezzanine loans, and other similar investments which are or may become illiquid.
•These funds’ investments are subject to risks relating to investments in commodities, swaps, futures, options and other derivatives, the prices of which are highly volatile and may be subject to a theoretically unlimited risk of loss in certain circumstances.

Fraud and other deceptive practices could harm fund performance and our performance.
Instances of bribery, fraud and other deceptive practices committed by senior management of portfolio companies in which an Apollo fund invests may undermine our due diligence efforts with respect to such companies, and if such fraud is discovered, negatively affect the valuation of a fund’s investments. Fraud or other deceptive practices by our own employees or advisers could have a similar effect on fund performance and our performance. In addition, when discovered, financial fraud may create legal exposure and may contribute to reputational harm and overall market volatility that can negatively impact an Apollo fund’s investment program. As a result, instances of bribery, fraud and other deceptive practices could result in performance that is poorer than expected.
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
Personnel Risks
We depend on certain key personnel and the loss of their services would have a material adverse effect on us.
The success of our businesses depends on the efforts, judgment and personal reputations of our key personnel. Their reputations, expertise in investing, relationships with our fund investors and relationships with members of the business community on whom our funds depend for investment opportunities and financing are each critical elements in operating and expanding our businesses. We believe our performance is strongly correlated to the performance of these individuals. Accordingly, our retention of our key personnel is crucial to our success. Our key personnel may resign, join our competitors or form a competing firm. If our key personnel were to join or form a competitor, some of our fund investors could choose to invest with that competitor, another competitor or not at all, rather than in our funds. The loss of the services of our key personnel would have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our key personnel. In addition, the loss of two or more of our Managing Partners or certain other key personnel may result in the termination of our role as general partner of certain of our funds and the termination of the commitment periods of certain of our funds. See “—If two or more of our Managing Partners or certain other investment professionals leave our company, the commitment periods of certain of our funds may be terminated, and we may be in default under the governing documents of certain of our funds.”
If two or more of our Managing Partners or certain other investment professionals leave our company, the commitment periods of certain of our funds may be terminated, and we may be in default under the governing documents of certain of our funds.
The governing agreements of certain of our funds provide that in the event certain “key persons” (such as two or more of Messrs. Black, Harris and Rowan and/or certain other of our investment professionals) fail to devote the requisite time to our businesses, the commitment period will terminate if a certain percentage in interest of the fund investors do not vote to continue the commitment period, or the commitment period may terminate for a variety of other reasons. This is true for example of

Fund IX. Additionally, the governing agreements of certain of our funds contain “key person” provisions that could be triggered by virtue of any one of the Managing Partner’s failure to devote the required time to the applicable businesses, coupled with certain other investment professionals specified as “key persons” in such agreements failing to devote the required amount of their respective time to such businesses. A number of our other funds have similar provisions. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damage to us.
Our ability to retain our investment professionals is critical to our success and our ability to grow depends on our ability to attract and retain key personnel.
Our success depends on our ability to retain our investment professionals and recruit additional qualified personnel. We anticipate that it will be necessary for us to add investment professionals as we pursue our growth strategy. However, we may not succeed in recruiting additional personnel or retaining current personnel, as the market for qualified investment professionals is extremely competitive. Our investment professionals possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities, and in certain cases have key relationships with our fund investors. Therefore, if our investment professionals join competitors or form competing companies it could result in the loss of significant investment opportunities and certain existing fund investors. Additionally, recent changes in law in the U.S. and U.K. have increased the tax rate on various income streams used to compensate investment professionals. More specifically, in December 2017, President Trump signed into law Public Law Number 115-97, formerly known as the Tax Cuts and Jobs Act (the “TCJA”). The TCJA changed the holding period requirement for investment professionals to receive long-term capital gain treatment on performance fees for taxable years beginning after December 31, 2017. Beginning in 2018, performance fees attributable to gains with respect to assets held for three years or less are treated as short-term capital gains and taxed at ordinary income rates. There remains uncertainty as to whether these rules may be further modified in the future. States and other jurisdictions in the past have also considered legislation to increase taxes with respect to performance fees. In 2019, Governor Cuomo, as a response to certain aspects of the TCJA, proposed legislation to reform the treatment of incentive income in New York to tax such income at higher rates. Additional details of Governor Cuomo’s proposal remain unclear, and it is uncertain when or whether such legislation would be enacted. Legislation similar to Governor Cuomo’s proposal in New York has been considered in California and Connecticut (and passed in New Jersey although it is not currently effective), where a significant portion of our employees reside and could impact our ability to recruit investment professionals. In addition, the U.K. implemented legislation effective from April 2015 that changed the scope and tax rate for performance fees, particularly for individuals who have immigrated to the U.K., so called “non-domiciled individuals.” Further, from 2016, legislation that taxes carried interest returns as deemed trading income has come into force affecting certain U.K. based staff who have an interest in funds that have a weighted average holding period of fewer than 40 months. Because a portion of certain investment professionals’ compensation arises from equity interests in our businesses or a right to receive performance fees, the potentially less favorable tax treatment of performance fees in the U.S. or the U.K. could adversely affect our ability to recruit, retain and motivate our current and future investment professionals or require us to alter our approach to compensating investment professionals. Fluctuations in the distributions to investment professionals generated from performance fees could also impair our ability to attract and retain qualified personnel.
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

We strive to maintain a work environment that promotes our culture of collaboration, motivation and alignment of interests with our fund investors and stockholders. If we do not continue to develop and implement effective processes and tools to manage growth and reinforce this vision, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively affect our businesses, financial condition and results of operations. The long-term effects of an extended remote work environment caused by the COVID-19 pandemic are unclear and may negatively impact our company culture and the ability of our employees to be connected and productive.
Employee misconduct or misconduct by our advisers or third party-service providers could harm us by impairing our ability to attract and retain investors and by subjecting us to significant legal liability, regulatory scrutiny and reputational harm.
Our reputation is critical to maintaining and developing relationships with the investors in our funds, potential fund investors and third parties with whom we do business, and there is a risk that our employees, advisers or third party-service providers could engage, deliberately or recklessly, in misconduct or fraud that creates legal exposure for us and adversely affects our businesses. In recent years, there have been a number of highly publicized cases involving fraud, conflicts of interest or other misconduct by individuals in the financial services industry (including in the workplace via inappropriate or unlawful behavior or actions directed to other employees). Employee misconduct or fraud could include, among other things, binding our funds to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities or concealing unsuccessful investments (which, in either case, may result in unknown and unmanaged risks or losses), or otherwise charging (or seeking to charge) inappropriate expenses. If an employee were to engage in illegal or suspicious activities, we could be subject to penalties or sanctions and suffer serious harm to our reputation, financial position, investor relationships and ability to attract future investors. For example, we could lose our ability to raise new funds if any of our “covered persons” is the subject of a criminal, regulatory or court order or other “disqualifying event.” See “—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus could result in additional burdens on our businesses—Exemptions from certain laws.” Additionally, our current and former employees, consultants or sub-contractors and those of our funds’ portfolio companies becoming subject to allegations of sexual harassment, racial and gender discrimination or other similar misconduct, could, regardless of the ultimate outcome, result in adverse publicity that could significantly harm our and such portfolio company's brand and reputation. Similarly, allegations of employee misconduct could affect our reputation and ability to raise funds even if the allegations pertain to activities not related to our business and/or are proven to be unsubstantiated. Furthermore, our business often requires that we deal with confidential matters of great significance to us, our funds and companies in which our funds may invest, as well as trade secrets. If our employees, consultants or sub-contractors were improperly to use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships, as well as face potentially significant litigation or investigation. It is not always possible to deter misconduct or fraud by employees or service providers, and the precautions we take to detect and prevent this activity may not be effective in all cases. Misconduct or fraud by our employees, advisers, third-party service providers, or those of our funds’ portfolio companies, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our businesses.
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
Operating Risks
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

Our future growth will depend in part on our ability to maintain an operating platform, infrastructure and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges:
•in maintaining adequate financial, regulatory and business controls;
•in implementing new or updated information and financial systems and procedures; and
•in training, managing and appropriately sizing our work force and other components of our businesses in a timely and cost-effective manner.
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
A portion of our revenues, earnings and cash flow is highly variable, primarily due to the fact that performance fees from our private equity funds and certain of our credit and real assets funds, which constitutes the largest portion of income from our combined businesses, and the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. In addition, the investment returns of most of our funds are volatile. We may also experience fluctuations in our results from quarter to quarter and year to year due to a number of other factors, including changes in the values of our funds’ investments, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Our future results will also be significantly dependent on the success of our larger funds (e.g., Fund VIII and Fund IX), changes in the value of which may result in fluctuations in our results. In addition, performance fees from our private equity funds and certain of our credit and real assets funds is subject to contingent repayment by the general partner if, upon the final distribution, the relevant fund’s general partner has received cumulative performance fees on individual portfolio investments in excess of the amount of performance fees it would be entitled to from the profits calculated for all portfolio investments in the aggregate. See “—Poor performance of the funds we manage would cause a decline in our revenue and results of operations, may obligate us to repay performance fees previously paid to us and would adversely affect our ability to raise capital for future funds.” Such variability may lead to volatility in the trading price of our Class A shares and our Preferred shares and cause our results for a particular period not to be indicative of our performance in a future period. It may be difficult for us to achieve steady growth in earnings and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the price of our Class A shares and our Preferred shares or increased volatility in the price of our Class A shares and our Preferred shares in general.
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
We may not be successful in expanding into new investment strategies, markets and businesses, each of which may result in additional risks and uncertainties in our businesses.
We actively consider the opportunistic expansion of our businesses, both geographically and into complementary new investment strategies. We may not be successful in any such attempted expansion. Attempts to expand our businesses involve a number of special risks, including some or all of the following:
•the diversion of management’s attention from our core businesses;
•the disruption of our ongoing businesses;
•entry into markets or businesses in which we may have limited or no experience;
•increasing demands on our operational systems and infrastructure;
•potential increase in investor concentration; and
•the broadening of our geographic footprint, increasing the risks associated with conducting operations in foreign jurisdictions (including regulatory, tax, legal and reputational consequences).
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
We rely on technology and information systems to conduct our businesses, and any failures or interruptions of these systems could adversely affect our businesses and results of operations. Additionally, we face operational risks in the execution, confirmation or settlement of transactions and our dependence on our third-party providers.
We rely on a host of computer software and hardware systems, all of which are vulnerable to an increasing number of data security threats. We further rely on financial, accounting and other data processing systems to mitigate the risk of errors in the execution, confirmation or settlement of transactions. As we depend on third-party service providers for hosting solutions and technologies, a disaster or disruption in the related infrastructure could impair our operations and could impact our reputation, adversely affect our businesses and limit our ability to grow. The materialization of one or more of these risks would likely have a material adverse effect on us.
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
In addition, the unavailability of the information systems or the failure of these systems to perform as anticipated for any reason could disrupt our businesses and could result in decreased performance and increased operating costs, causing our businesses and results of operations to suffer. Any significant interruption or failure of our information systems or any significant breach of security could have a material effect on our businesses and results of operations due to, among other things, the loss of investor or proprietary data, interruptions or delays in our business and damage to our reputation. If our systems are compromised, do not operate properly or are disabled, or we fail to provide the appropriate regulatory or other notifications in a timely manner, we could suffer any one or more of the following: financial loss, a disruption of our businesses, liability to our investment funds, regulatory intervention, litigation or reputational damage. Our funds’ portfolio companies also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. Breaches in security could potentially jeopardize our, our employees’ or our fund investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our fund investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our fund investors and other counterparties, regulatory intervention, litigation or reputational damage.
The costs related to data security threats or disruptions may not be fully insured or indemnified by other means. In addition, data security has become a top priority for regulators around the world. For example, one of the 2019 and 2020 examination priorities identified by the SEC’s Office of Compliance Inspections and Examinations’ (“OCIE”) was to continue to examine for data security compliance procedures and controls, including testing the implementation of those procedures and controls. Additionally, many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation (“GDPR”) in the European Union and the Data Protection Act 2018 (“DPA18”) in the United Kingdom, both of which went into effect in May 2018, the Cayman Data Protection Law 2017 that went into effect in September 2019, and the California Consumer Privacy Act of 2018 (“CCPA”) that went into effect in January 2020. Some jurisdictions have also enacted laws requiring companies to notify individuals, attorneys general, or supervisory authorities of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, it could result in regulatory investigations, litigation and penalties, which could lead to negative publicity and may cause our fund investors and clients to lose confidence in the effectiveness of our security measures.
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
Dependence on our third-party vendors. We are dependent on an increasingly concentrated group of third-party vendors that we do not control for hosting solutions and technologies. We also rely on third-party service providers for certain aspects of our businesses, including for certain information systems, technology and administration of our funds and compliance matters. A disaster, disruption or compromise in technology or infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, may have an adverse impact on our ability to continue to operate our businesses without interruption which could have a material adverse effect on us. These risks could increase as vendors increasingly offer cloud-based software services rather than software services that can be operated within our own data centers. We also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on our business. In addition, if we fail to comply with relevant laws and regulations related to the secure processing, storage and transmission of information, it could result in regulatory investigations, litigation and penalties. Our disaster recovery and business continuity programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
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
Our technology, data and intellectual property and the technology, data and intellectual property of our funds’ portfolio companies are also subject to a heightened risk of theft or compromise to the extent we and our funds’ portfolio companies engage in operations outside the U.S., particularly in those jurisdictions that do not have comparable levels of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and customer information and records. In addition, we and our funds’ portfolio companies may be required to forgo protections or rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect loss of rights in these assets could have a material adverse consequence on us, our funds and their investments.
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
Many jurisdictions in which we operate have laws and regulations related to data privacy, cyber security and the protection of personal information, such as the GDPR and the DPA18, both of which came into effect on May 25, 2018. The GDPR and the DPA18 have a wide territorial reach and apply to data controllers and data processors which have an establishment in the EU and the U.K., respectively, or which offer goods or services to, or monitor the behavior of, data subjects in the EU and the U.K., respectively. The GDPR and the DPA18 impose stringent operational requirements on data controllers and data processors. These include (i) accountability and transparency obligations which require organizations to demonstrate and record compliance with the GDPR and the DPA18 and to provide detailed information to data subjects regarding the processing of their personal data, (ii) obligations to consider data privacy as any new products or services are developed and to limit the amount of information they collect, process and store, (iii) ensuring and maintaining an appropriate level of security for personal data, and (iv) reporting of breaches to data protection authorities and, in some cases, affected individuals. The GDPR and the DPA18 give strong enforcement powers to data protection authorities in the EU and the U.K. and introduce significant penalties for non-compliance, with fines of up to 4% of total annual worldwide turnover or €20 million (whichever is higher), depending on the type and severity of the breach. The U.K.’s data protection authority, the Information Commissioner’s Office (“ICO”), has indicated that, following the end of the Brexit transitional period, it will continue to enforce the DPA18 in line with the GDPR. However, we may not be able to anticipate accurately the ways in which the ICO or the courts in the U.K. will apply or interpret the DPA18, or predict and respond to the wider regulatory or legislative developments that may affect our collection, use and processing of personal information in the EU and the U.K. In addition, the Court of Justice of the European Union (“CJEU”) issued a ruling in July 2020 regarding the validity of the primary mechanism we use to safeguard transfers of personal data sent from the EU and the U.K. – namely, the European Commission-approved standard contractual clauses. As a result of the CJEU’s ruling, we may in certain cases be unable to transfer personal information outside the EU and the U.K. without a defined lawful mechanism under the GDPR or the DPA18, and it currently is unclear how data protection authorities, courts and our counterparties will view or enforce such non-compliance.
Jurisdictions throughout the U.S. have begun implementing their own data protection laws. In 2018, California adopted the CCPA, which went into effect on January 1, 2020. Like the GDPR and the DPA18, the CCPA broadly defines personal data, has a broad territorial scope and grants California residents extensive rights related to their data, including the right to know how their data is collected, used, shared and sold, and the right to request that their data be permanently deleted. It also imposes obligations on companies to ensure that any data they collect is used, shared and stored with adequate protections. We have to comply with the CCPA because, among other things, we process California individuals’ personal data in our global technology systems. Penalties for non-compliance are substantial. Violations can incur fines on companies of up to $2,500 per violation (and potentially per individual); intentional violations can incur greater fines of up to $7,500 per violation (also potentially per individual). Additionally, the CCPA grants California residents a private right of action to sue if their unencrypted or unredacted personal information is subject to certain security incidents as a result of a business’s failure to implement reasonable security, and provides for statutory damages of between $100 and $750 per consumer per incident.
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
Lastly, certain jurisdictions in which our funds are organized have implemented data protection laws. In September 2019, the Cayman Islands Data Protection Law, 2017 (“DPL”) came into effect. The DPL, which is based on eight data protection principles that are similar to those contained in other international data protection regimes, is most closely modeled on the GDPR and applies both to organizations with establishments in Cayman as well as those which offer goods or services to, or monitor the behavior of, individuals in Cayman. Like the GDPR, the DPL imposes a range of obligations on organizations, including those relating to the provision of information notices, data subject rights, personal data breaches, accountability and international data transfers. Breaches of the DPL may result in fines of up to $300,000 and, in cases where information is not provided to the data protection authority, imprisonment for a term of up to five years.
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
Our use of leverage to finance our businesses exposes us to substantial risks, which are exacerbated by our funds’ use of leverage to finance investments.

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
Underwriting, syndicating and securities placement activities expose us to risks.
AGS and certain other subsidiaries may act as an underwriter, syndicator or placement agent in securities offerings and it and affiliated entities may act as such in loan syndications. We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities or indebtedness that we purchased or placed as an underwriter, syndicator or placement agent at the anticipated price levels or at all. As an underwriter, syndicator or placement agent, we are also subject to potential liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings that we underwrite, syndicate or place. The relationship between Apollo and AGS and other Apollo affiliates engaged in underwriting, syndicating and securities placements, on the one hand, and our funds and/or portfolio companies of our funds on the other hand, gives rise to conflicts of interest which could subject us to damages or reputational harm. See “--Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our businesses--Broker-dealer and other affiliated service providers.”
The due diligence process that we undertake in connection with investments by our funds may not reveal all facts that may be relevant in connection with an investment.
Before making fund investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex issues, including but not limited to those related to business, financial, credit risk, tax, accounting, environmental, legal and regulatory and macroeconomic trends. Outside consultants, legal advisers, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that we will carry out with respect to any fund investment opportunity may not reveal or highlight all relevant facts (including fraud) or risks that may be necessary or helpful in evaluating such investment opportunity, including past or current violations of law and related legal exposure, and we may not identify or foresee future developments that could have a material adverse effect on an investment (e.g., technological disruption across an industry). Moreover, such an investigation will not necessarily result in the investment being successful. Further, some matters covered by our diligence are continuously evolving and we may not accurately or fully anticipate such evolution in making fund investments.
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
Conflicts of Interest
Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our businesses.
As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds have overlapping investment objectives, including funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action. Conflicts of interest may also exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and portfolio companies of our funds. In addition, fund investors (or holders of Class A shares or Preferred shares) may perceive conflicts of interest regarding investment decisions for funds in which our Managing Partners, who have and may continue to make significant personal investments in a variety of Apollo funds, are personally invested. Similarly, conflicts of interest may exist with our Class C Stockholder, which is allowed under our organizational documents to manage our actions as it desires, without considering the interests of our shareholders. In addition, conflicts of interest may arise in connection with a general partner’s investment decisions, including regarding the identification, making, management, disposition and, in each case, timing of a fund’s investments, and we may not realize the most tax efficient treatment of our performance fees in all of our funds going forward.
Allocation of investment opportunities. Certain inherent conflicts of interest arise from the fact that (i) we provide investment management services to more than one fund, (ii) our funds often have one or more overlapping investment strategies, and (iii) we could choose to allocate an investment to more than one fund. Also, the investment strategies employed by us for current and future clients, or on our own behalf, could conflict with each other, and may adversely affect the prices and availability of other securities or instruments held by, or potentially considered for, one or more clients. If participation in specific investment opportunities is appropriate for more than one of our funds, participation in such opportunities will be allocated pursuant to our allocation policies and procedures, which take into account the terms of the relevant partnership or investment management agreement as well as the decisions of our allocations committee. While we have established policies and procedures to guide the determination of such allocations, there can be no assurance that we will be successful in avoiding all conflicts of interest in allocating investment opportunities.
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
Our fund documents typically do not mandate specific allocations with respect to co-investments. The investment advisers of our funds may have an incentive to provide potential co-investment opportunities to certain investors in lieu of others and/or in lieu of an allocation to our funds (including, for example, as part of an investor’s overall strategic relationship with us) if such allocations are expected to generate relatively greater fees or performance allocations to us than would arise if such co-investment opportunities were allocated otherwise. Co-investment arrangements may be structured through one or more of our investment vehicles, and in such circumstances co-investors will generally bear the costs and expenses thereof (which may lead to conflicts of interest regarding the allocation of costs and expenses between such co-investors and investors in our funds). The terms of any such existing and future co-investment vehicles may differ materially, and in some instances may be more favorable to us, than the terms of certain of our funds or prior co-investment vehicles, and such different terms may create an incentive for us to allocate a greater or lesser percentage of an investment opportunity to such co-investment vehicles. There can be no assurance that any conflicts of interest will be resolved in favor of any particular investment funds or investors (including any applicable co-investors).

The conflicts of interest stemming from investment allocation decisions are exacerbated by our sponsorship of special purpose acquisition companies (“SPAC”). After a SPAC has completed its initial public offering, it has to complete its initial business combination within a predetermined completion window that customarily ranges from 12 to 27 months. If a SPAC fails to complete a business combination in the prescribed time, the SPAC is required to redeem the shares of its investors while we and our funds, as the SPAC sponsor, would lose our entire investment. In order to protect our capital, our investment professionals may allocate a potential investment to a SPAC as opposed to a different Apollo fund, portfolio company or client, thereby creating a conflict of interest. This conflict of interest will increase as our SPACs get closer to the end of their completion window.
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
Information barriers. We currently operate without information barriers that some other investment management firms implement to separate business units and/or to separate persons who make investment decisions from others who might possess material non-public information that could influence such decisions. Our Managing Partners, investment professionals or other employees may acquire confidential or material non-public information and, as a result, they, we and the funds and other clients we manage may be restricted from initiating transactions in certain securities. In an effort to manage possible risks arising from our decision not to implement such screens, we maintain a code of ethics and provide training to relevant personnel. In addition, our compliance department maintains a list of restricted securities with respect to which we may have access to material non-public information and in which our funds may be subject to trading restrictions. In the event that any of our employees obtains such material non-public information, we may be restricted in acquiring or disposing of investments on behalf of our funds, which could impact the returns generated for such funds. Notwithstanding the maintenance of restricted securities lists and other internal controls, it is possible that the internal controls relating to the management of material non-public information could fail and result in us, or one of our investment professionals, buying or selling a security while, at least constructively, in possession of material non-public information. Inadvertent trading on material non-public information could have adverse effects on our reputation, result in the imposition of regulatory or financial sanctions and, as a consequence, negatively impact our ability to provide our investment management services to our funds and clients. While we currently operate without information barriers on an integrated basis, we could be required by certain regulations, or decide that it is advisable, to establish information barriers. In such event, our ability to operate as an integrated platform could also be impaired, which would limit management’s access to our personnel and impair its ability to manage our investments. The establishment of such information barriers may also lead to operational disruptions and result in restructuring costs, including costs related to hiring additional personnel as existing investment professionals are allocated to either side of such barriers, which may adversely affect our business.
Broker-dealer and other affiliated service providers. AGS is an affiliate of ours that is a broker-dealer registered with the SEC and a member of FINRA. AGS principally performs the following services: (i) conducts private placements; (ii)

provides services in respect of the underwriting of securities; (iii) provides transaction advisory services, including capital markets advisory and structuring services; (iv) conducts merger and acquisition transactions; and (v) purchases and sells corporate debt securities. AGS’s private placement services include placement of our funds and their portfolio companies, and its underwriting services include syndicating transactions for existing and potential portfolio investments of our funds and their portfolio companies. AGS’s underwriting services are provided to existing and potential portfolio companies of our funds and our funds. Additionally, certain of our affiliates and/or our funds’ portfolio companies are engaged in the loan origination and/or servicing businesses, and may originate, structure, arrange and/or place loans to our funds and our funds’ portfolio companies as well as third parties. For example, Apollo Global Funding, LLC (“AGF”), an affiliate of ours, provides a variety of services with respect to loan instruments, including loans, that are not subject to broker-dealer regulations, such as arranging, structuring and syndicating loans, debt advisory and other similar services. The services provided by AGS and AGF have become increasingly important, given changes in the regulatory framework for banks, and the rise in capital solutions or similar transactions that are directly sourced or originated by us and our funds, without the use of traditional, third party financial intermediaries. While we believe these kinds of transactions are beneficial to our clients and our funds, the functions that AGS and AGF may perform give rise to a number of conflicts of interest. In connection with their services to our funds and fund portfolio companies, such affiliates and/or our funds’ portfolio companies may receive fees from our funds, portfolio companies of our funds and third-party borrowers. For investment opportunities involving corporate loans, or similar instruments, AGF could be engaged by either the participating Apollo funds or the corporate borrower, and arrangements are generally made for AGF to receive its fees directly from the corporate borrower for services rendered; however, it is possible that the corporate borrower does not pay for its expenses, in which case such expenses will be borne by our funds as an operating expense. Consequently, our relationship with these entities may give rise to conflicts of interest between (i) us and portfolio companies of our funds and/or (ii) us and our funds.
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
Potential conflicts of interest with our Class C Stockholder. Our Class C Stockholder, AGM Management, LLC, is indirectly owned and controlled by our Managing Partners. As a result, conflicts of interest may arise among the Class C Stockholder and its controlling persons, on the one hand, and us and/or the holders of our Class A shares, on the other hand. See “—Potential conflicts of interest may arise among the Class C Stockholder and the holders of our Class A shares.”
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
Use of Structured Finance Arrangements. From time to time, we finance, securitize or employ structured finance arrangements in respect of certain of our balance sheet assets. For example, we may establish entities in which we own an equity interest and that are funded in part through financing provided by one or more third parties (“Apollo Financing

Partners”), and such Apollo Financing Partners could hold limited partner interests in our funds or other affiliates. The interest of any Apollo Financing Partners in our funds generally count towards satisfaction of our commitment to such funds, will not be subject to management fees and carried interest in any such fund and may otherwise be entitled to and subject to the same rights and obligations as other limited partners of the funds, including voting rights. We could also employ structured financing arrangements with respect to co-investment interests and investments in other funds made by our entities (including, potentially, co-investments with our funds).
These structured financing arrangements could alter our returns and risk exposure with respect to the applicable balance sheet assets as compared to our returns and risk exposure if we held such assets outside of such structured financing arrangements, and could create incentives for us to take actions in respect of such assets that we otherwise would not in the absence of such arrangements or otherwise alter our alignment with investors in such investments. These arrangements could also result in us realizing liquidity with respect to our equity investment in a fund or other entity at a different point in time (including earlier) than the limited partners of such entity.
In addition, our funds may, subject to applicable requirements in their governing documents, which may include obtaining advisory board consent, determine to sell a particular portfolio investment into a separate vehicle, which may be managed by us, with different terms (i.e., longer duration) than the fund that originally acquired the portfolio investment, and provide limited partners with the option to monetize their investment with the fund at the time of such sale, or to roll all or a portion of their interest in the portfolio investment into a new vehicle. Under such circumstances, we may invest in or alongside the new vehicle, or hold the entirety of the portfolio investment sold by the fund through or alongside the new vehicle (i.e., in the event that all limited partners elect to monetize their investment at the time of sale to the new vehicle). As a consequence, conflicts of interest my arise across our funds, limited partners, and us.
Use of subscription line facilities by our funds may give rise to conflicts of interest. Most of our funds obtain subscription line facilities to, among other things, facilitate investments, support ongoing operations and activities of the funds’ and their respective portfolio companies and/or investments, enable the funds to pay management fees, expenses and other liabilities and for any other purpose for which our investment funds can call capital from their respective investors. Subscription line facilities may be entered into on a cross-collateralized basis with the assets of the funds’ parallel funds, certain other funds and their respective alternative investment vehicles, and allow borrowings by portfolio companies or other investment entities. The applicable entities party to the subscription line facility may be held jointly and severally liable for the full amount of the obligations arising out of such facility. If an investment fund obtains a subscription line facility, the fund’s working capital needs will in most instances be satisfied through borrowings by the fund under the subscription line facility, and, less so, by drawdowns of capital contributions by the fund. As a result, capital calls are expected to be conducted in larger amounts on a less frequent basis in order to, among other things, repay borrowings and related interest expenses due under such subscription line facilities.
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
We currently derive a significant contribution to our revenue across our business segments from our investment in and strategic relationship with Athene and Athora. Certain of our subsidiaries receive investment management and advisory fees from Athene or Athora in exchange for a suite of services for their investment portfolios. Through its subsidiaries, Apollo managed or advised $252.9 billion of AUM in accounts owned by or related to Athene and Athora as of December 31, 2020. Our investment management and advisory agreements with Athene and Athora are terminable under certain circumstances. If such investment management and advisory agreements were terminated or fees lowered or changed further it could have a material adverse effect on our business, results of operations and financial condition. In addition, Apollo had an approximate 28.5% economic ownership interest in Athene Holding and Athene holds a 6.7% Non-Controlling Interest in the Apollo Operating Group as a result of the Transaction Agreement as of December 31, 2020. Fluctuations in the value of Athene and Athora, including as a result of changes in taxation of Athene introduced by the TCJA, could have an adverse effect on our results and financial condition. See “—Risks Related to Taxation—Comprehensive U.S. federal income tax legislation became effective in 2018, which may adversely affect us.”
A number of Apollo entities receive management fees and performance fees from Athene and Athora, have investments in Athene and Athora, and manage funds or accounts with investments in Athene and Athora from which performance fees may be earned. Athene and Athora also invest directly in various Apollo-managed funds and entities and we earn fees in respect of such investments. The Chairman, Chief Executive Officer and Chief Investment Officer of Athene is also an employee of Apollo and six of Athene’s 16 directors are employees of, or consultants to, Apollo. In addition, four of Athora’s 11 directors are employees of, or consultants to, Apollo. These persons have fiduciary duties to Athene and Athora in addition to the duties that they have to Apollo. As a result, there may be real or apparent conflicts of interest with respect to matters affecting Apollo, Apollo-managed funds and their portfolio companies and Athene and Athora. In addition, conflicts of interest could arise with respect to transactions involving business dealings between Apollo, Athene and Athora and their respective affiliates.
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
Risks Related to Regulation and Litigation
Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus could result in additional burdens on our businesses.
Overview of Our Regulatory Environment. We are subject to extensive regulation, including periodic examinations, by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of an investment adviser from registration or memberships. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator is small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or fail to gain new investors. These requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our funds and may not necessarily be designed to protect our stockholders. Other regulations, such as those promulgated by the Committee on Foreign Investment in the United States (“CFIUS”) and similar foreign direct investment regimes in other jurisdictions, may impair our ability to invest our funds and/or for our funds to realize full value from our investments in certain industries. Consequently, these regulations often limit our activities.
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
•The Dodd-Frank Act established the Financial Stability Oversight Council (“FSOC”), which is comprised of representatives of all the major U.S. financial regulators, to act as the financial system’s systemic risk regulator. FSOC has the authority to designate non-bank financial companies as “systemically important” in certain circumstances, including where material financial distress of the company could pose risk to the financial stability of the U.S. Designation as a systemically important non-bank financial company would subject a company to heightened prudential standards and Federal Reserve regulation. In 2016, the FSOC released an update on its multi-year review of asset management products and activities and created an interagency working group to assess potential risks associated with certain leveraged funds. On December 4, 2019, the FSOC finalized amendments to its interpretive guidance on designating non-bank financial companies as systemically important. The guidance makes it less likely that a non-bank is given a systemically important designation. To date, the FSOC has not designated any investment management firms, including us, as systemically important financial institutions. While we believe it is unlikely that we would be designated as systemically important, if such designation were to occur, we would be subject to significantly increased levels of regulation, including heightened standards relating to capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and being subject to annual stress tests by the Federal Reserve.
•The Dodd-Frank Act requires many private equity and hedge fund advisers to register with the SEC under the Investment Advisers Act, to maintain extensive records and to file reports if deemed necessary for purposes of systemic risk assessment by certain governmental bodies. As described elsewhere in this report, all of the investment advisers of our funds operated in the U.S. are registered as investment advisers either directly or as a “relying adviser” with the SEC.
•The Dodd-Frank Act amends the Exchange Act to compensate and protect whistleblowers who voluntarily provide original information to the SEC and establishes a fund to be used to pay whistleblowers who will be entitled to receive a payment equal to between 10% and 30% of certain monetary sanctions imposed in a successful government action resulting from the information provided by the whistleblower. A similar whistleblower program was also established with the CFTC under the direction of the Dodd-Frank Act. We expect that these whistleblower programs will result in a significant increase in whistleblower claims across our industry, and investigating such claims could generate significant expenses and take up significant management time, even for frivolous and non-meritorious claims.
Many of these provisions are subject to further rulemaking and to the discretion of regulatory bodies, such as the FSOC, the Federal Reserve and the SEC. The current administration’s legislative agenda may include certain modifications to the Dodd-Frank Act and other potentially deregulatory measures affecting the financial services industry. For example, in May 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”), which amended certain provisions of the Dodd-Frank Act. Some of these provisions are subject to further rulemaking and regulatory discretion. The prospects for further legislative reform are uncertain and there is no assurance that such reform will be accomplished by the new Biden administration. As the impact of these rules required by the Dodd-Frank Act and the EGRRCPA will become evident over time, it is not yet possible to predict the ultimate effects that these laws or subsequent implementing regulations and decisions will have on us. Any changes in the regulatory framework applicable to our business may impose additional costs, require attention from our senior management, result in limitations on the conduct of our business, or affect how we compete with other financial services organizations.
National Security Investment Clearance Regulations

Certain investments by our funds that involve a business or real estate connected with, related to, or that implicate, national security or critical infrastructure could be subject to review and approval by CFIUS and/or non-U.S. national security/investment clearance regulators. In the event that CFIUS or another regulator reviews the proposed or existing investments of any of our funds, there can be no assurances that such fund will be able to maintain, or proceed with, such investments on acceptable terms. CFIUS or another regulator may seek to impose limitations or restrictions that prevent our funds from maintaining or pursuing investments, which could adversely affect their performance with respect to such investments (if consummated).
In addition, certain of the limited partners in some of our funds are non-U.S. investors, and in the aggregate, may comprise a substantial portion of a fund’s aggregate commitments, which increases both the risk that investments may be subject to review by CFIUS, and the risk that limitations or restrictions will be imposed by CFIUS or other non-U.S. regulators on such fund’s investments. The general partner of each of our funds may take actions to avoid or mitigate restrictions that are imposed by CFIUS or another regulator, such as requiring limited partners to withdraw from a fund or restrict information delivered to limited partners. Additionally, a limited partner in our funds may not be permitted to transfer all or any part of its interest to a person which gives rise to CFIUS or national security considerations with respect to such fund or actual or potential investments. Additionally, our funds may address perceived threats to national security through mitigation measures, including contractual undertakings with the U.S. Government, board resolutions and proxy agreements. The time to negotiate any such measures or the length of the CFIUS review process could place our funds at a competitive disadvantage to U.S. purchasers not subject to CFIUS approval. Such mitigation measures could also effectively impose significant operational restrictions on our funds or their general partners and managers. Should CFIUS approval, or other regulatory approval, be a closing condition to a prospective transaction, there is a risk that such approval might not be granted and our funds will have to bear the costs and expenses relating to such unconsummated investment, in addition to the risk that disadvantageous conditions may be imposed. Similar rules or regulations may exist in non-U.S. jurisdictions, which could similarly adversely affect our funds’ performance. Some of these non-U.S. national security investment clearance rules and regulations have been made more rigorous over the past year, and others, such as the United Kingdom’s National Security and Investment Bill introduced on November 11, 2020, are in the midst of ongoing reform that may establish further restrictions and pose additional risk. Increasingly rigorous national security investment clearance rules and regulations in non-U.S. jurisdictions can result in significant burdens that have little nexus to the relevant transaction jurisdiction. Increased enforcement of foreign direct investment regimes may limit potential buyers in proposed sale transactions by our funds.
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
Regulatory changes in jurisdictions outside of the U.S. could adversely affect our business. Apollo provides investment management services in various jurisdictions around the world. Investment advisers are subject to extensive regulation not only in the U.S., but also in the other countries in which our investment activities occur. In the U.K., we are subject to regulation by the U.K. Financial Conduct Authority (“FCA”) and Prudential Regulation Authority. Our other European operations, and our investment activities around the globe, are subject to a variety of regulatory regimes that vary country by country. A failure to comply with the obligations imposed by the regulatory regimes to which we are subject, could result in investigations, sanctions and/or reputational damage.
European Union/European Economic Area and the United Kingdom
The AIFMD imposes significant regulatory requirements on fund managers operating within and/or from the EEA. The U.K. has on-shored AIFMD and therefore similar requirements continue to apply in the U.K. notwithstanding Brexit. Compliance with the AIFMD has also increased the cost and complexity of raising capital for our funds and consequently may also slow the pace of fundraising. Alternative investment funds (i) organized outside of the EEA and (ii) in which interests are marketed to investors who are registered or domiciled in the EEA are also subject to significant compliance requirements. For example, currently such funds may only be marketed in EEA jurisdictions in compliance with certain requirements under the AIFMD, for example, to register the fund for marketing in each relevant jurisdiction and to undertake periodic investor and regulatory reporting. In some countries, additional obligations are imposed: for example, in Germany, marketing of a non-EEA fund also requires the appointment of one or more depositaries (with cost implications for the fund). In order to manage and market EEA alternative investment funds more broadly for and to EEA investors, two new entities have been created: (i) AIME was incorporated by Apollo in the U.K. on March 31, 2016, and obtained authorization from the FCA on October 28, 2016 to carry out activities regulated by the FCA (including managing and marketing alternative investment funds); and (ii) AIME Lux, a Luxembourg regulated entity, was incorporated by Apollo in Luxembourg on January 2, 2019 and received approval from the Luxembourg Commission de Surveillance du Secteur Financier (“CSSF”) to carry out certain activities regulated by the CSSF (including managing and marketing alternative investment funds). AIME and AIME Lux are subject to significant regulatory requirements imposed, inter alia, by the AIFMD (and the on-shored version that applies in the U.K. as outlined below). Some European funds are managed by AIME Lux and marketed by it or its regulated affiliates (to the extent permitted). The European fund structures are subject to ongoing full compliance with all the requirements of the AIFMD, which include (among other things) investor and regulatory disclosures and reporting; satisfying the competent authority of the robustness of internal arrangements with respect to risk management, in particular liquidity risks and additional operational and counterparty risks associated with short selling; the management and disclosure of conflicts of interest; the fair valuation of assets; and the security of depository/custodial arrangements. Additional requirements and restrictions apply where funds invest in an EEA portfolio company, including restrictions that may impose limits on certain investment and realization strategies, such as dividend recapitalizations and reorganizations. Such rules are imposing significant additional costs on the operation of our businesses and our funds’ investments in the EEA and limiting our operating flexibility within the relevant jurisdictions. Further changes to the AIFMD are expected, others are under negotiation, and a wider review is ongoing and the European Commission is undertaking a consultation which may lead to further changes both under the AIFMD and potentially in other areas of EU regulation, possibly leading to increased costs and/or burdens and more limited operational flexibility within the EEA and access to EEA investors. It is not yet clear to what extent the U.K. would track any such changes into its domestic rules.
On January 3, 2018, the EU introduced significant changes to the EU Markets in Financial Instruments Directive (Directive 2004/39/EC) (“MiFID”), in the form of the recast Markets in Financial Instruments Directive (Directive 2014/65/EU) (which, along with its relevant EU delegated and implementing legislation and guidance, is collectively referred as “MiFID II”). The original MiFID, which came into force in 2007, is the foundational piece of legislation for financial services firms operating in the EU. Many aspects of MiFID II imposed significant new organizational, conduct, governance and reporting requirements, including new requirements around the receipt of inducements and the use of soft dollars / dealing commissions, enhanced transaction reporting and post-trade transparency requirements, formal telephone taping and communication recording requirements, and new best execution rules. Further, the rules in MiFID II may restrict the ability of entities domiciled outside of the EU (known as “third-country firms”) to provide services to clients domiciled in the EU. MiFID II includes research unbundling rules requiring firms subject to MiFID II to be charged and pay for research independently of dealing commissions. The U.K. has on-shored MiFID and therefore similar requirements continue to apply in the U.K. notwithstanding Brexit. The U.S. SEC has issued temporary no-action relief that, among other things, enables U.S. broker-dealers, on a temporary basis, to receive research payments from money managers in hard dollars without breaching U.S. federal securities laws, where such payment is necessary for the money manager to comply with MiFID II. If such no-action relief is discontinued or withdrawn, this may limit the ability of Apollo’s U.K. MiFID firms or AIME Lux in respect of business that utilizes its MiFID licenses to access research from U.S. broker-dealers. Other changes resulting from MiFID II may have an impact (indirectly) on any entity or client that trades on EU markets or trading venues, or does business with EU-regulated banks or brokers. This may include venue trading requirements for certain categories of shares and derivatives, product banning powers, algorithmic trading restrictions, and enhanced requirements around the provision of direct market access services. Such compliance requirements on our European operations increase our compliance costs. We may be required to invest significant additional management time and resources as market practice relating to the new requirements continues to settle and if additional regulatory guidance is published. Failure to comply with MiFID II and its implementing provisions, as interpreted from time to time, could have a number of serious consequences, including, but not limited to, sanctions from the relevant regulator, inability to access some markets and liquidity sources and a more limited selection of counterparties and providers from which to source services. Sanctions from regulators can include, but are not limited to, public censure (with related reputational damage), significant fines, remediation and withdrawal of license to operate.
The European Parliament has adopted the Regulation on OTC Derivatives, Central Counterparties and Trade Repositories, known as “EMIR.” EMIR and the implementing rules thereunder have come into force in stages and implement requirements similar to, but not the same as, those in Title VII of the Dodd-Frank Act, in particular requiring reporting of most derivative transactions, record keeping, risk mitigation (in particular mandatory initial and variation margin requirements for uncleared OTC derivative transactions entered into by certain market participants) and centralized clearing of certain OTC derivative transactions entered into by certain market participants. EMIR impacts (i) Apollo’s European funds and funds managed by Apollo’s AIFMs, and (ii) Apollo’s non-European funds indirectly as a result of EMIR’s impact on many of the Apollo funds’ counterparties to OTC derivatives. As a result of the U.K. leaving the European Union, a substantively similar but not identical set of rules now applies within the U.K. Certain cross-border arrangements (such as those where an Apollo European fund enters into derivatives transactions with a U.K. counterparty, transacts on a U.K. trading venue or clears its derivatives transactions through a clearing house in the U.K.) may be impacted. Compliance with the relevant requirements in the EU and U.K. (as applicable) is likely to continue to increase the burdens and costs of doing business.
Regulation (EU) 2017/2402 of the European Parliament and of the Council of 12 December 2017 (the “EU Securitization Regulation”) came into effect January 1, 2019 and established requirements for, among other things, due diligence, risk retention and disclosure regarding certain of our European investments, subsidiaries and CLOs. There is a risk that a non-EU alternative investment fund manager (a fund’s “non-EU AIFM”), such as the Company, that markets an alternative investment fund in the EU which invests in securitization positions could be caught within scope of certain requirements under the EU Securitization Regulation when investing in such positions. To the extent a non-EU AIFM is within the scope of the EU Securitization Regulation it could only hold a securitization exposure where the originator, sponsor or original lender retains 5% of the securitization. There are certain other requirements with which the non-EU AIFM would also need to comply. The U.K. has on-shored the EU Securitization Regulation and therefore similar requirements continue to apply in the U.K. notwithstanding Brexit.
The U.K. has implemented transparency legislation that requires many large businesses to publish their U.K. tax strategies on their websites before the end of each financial year. Apollo’s U.K. business is required to comply with these rules. As part of the requirement, organizations must publish information on tax risk management and governance, tax planning, tax risk appetite and their approach to HMRC. Apollo’s refreshed “tax strategy” is published on our website. Since 2017, the U.K. has a new corporate criminal offense regime for the failure to prevent the facilitation of tax evasion. The scope of the law and guidance is extremely wide and covers tax evasion committed both in the U.K. and abroad and so could have a global impact for Apollo’s businesses. Criminal liability can be mitigated where a relevant business has proportionate policies and procedures in place to manage the risk. These changes illustrate an evolving approach from HMRC and bring tax matters further into the public domain. As such, tax matters may now be seen to pose a greater reputational risk to the business.
The EU Council Directive 2018/822 (“DAC 6”) requires mandatory automatic exchange of information in the field of taxation in relation to reportable cross-border arrangements. As of July 1, 2020 (or January 1, 2021 for jurisdictions that deferred implementation), taxpayers and their advisers may be required to disclose information to tax authorities when arrangements bearing specific hallmarks involve one or more EU member states. In addition, certain cross-border arrangements put into place between June 25, 2018 and June 30, 2020 were reportable to relevant taxing authorities beginning August 31, 2020 (or February 28, 2021 for jurisdictions which deferred implementation). On December 31, 2020, the U.K. significantly narrowed the scope of arrangements that need to be reported in the U.K. pursuant to DAC 6 and, in due course, intends to repeal DAC 6 and implement reporting under the OECD Mandatory Disclosure Rules. DAC 6 may expose Apollo’s investment activities to increased scrutiny from European tax authorities as a result of the breadth of the disclosure requirements, and Apollo and its advisers will be required to allocate an increased amount of time and resources in order to comply with DAC 6.
A new EU Regulation on the prudential requirements of investment firms (Regulation (EU) 2019/2033) and its accompanying Directive (Directive (EU) 2019/2034) (together, “IFR/IFD”) have now been finalized and are due to take effect on June 26, 2021. IFR/IFD will introduce a bespoke prudential regime for most MiFID investment firms to replace the one that currently applies under the fourth Capital Requirements Directive (“CRD IV”) and the Capital Requirements Regulation (“CRR”). IFR/IFD represents a complete overhaul of “prudential” regulation in the EU. A version of IFR/IFD is also expected to apply in the U.K. from January 2022. There is a risk that these new regimes will result in higher regulatory capital requirements for affected firms and new, more onerous remuneration rules, as well as re-cut and extended internal governance, disclosure, reporting, liquidity, and group “prudential” consolidation requirements (among other things), each of which could have a material direct or indirect impact on Apollo’s European operations.
The new EU Sustainable Finance Disclosure Regulation (Regulation (EU) 2019/2088) contains rules requiring MiFID firms and AIFMs to take into account sustainability and environmental, social and governance factors in their organizational (including remuneration), risk and governance arrangements, and to make certain public disclosures in relation to their approach to those factors. The majority of these requirements are expected to come into effect in the EU (but not the U.K. which is instead expected to implement certain recommendations of the Task Force on Climate-related Financial Disclosures on a longer timescale) on March 10, 2021, and will broadly affect all of Apollo’s EEA operations, including to a certain extent where non-EU funds or other products are provided to clients or investors in the EU. There remain a number of areas of uncertainty as to the detail and scope of these rules (especially in relation to requirements driven by delegated acts, which are yet to be finalized), but in particular there is a risk that material, additional data may need to be collected and disclosed (some of which may not be easily obtainable or obtainable at all), which could materially increase the compliance burden and costs for Apollo’s European operations.
Additional laws and regulations will come into force in the U.K./EU in coming years. In addition, U.K., pan-EU and European national regulators may also issue extra-statutory guidance and/or thematic work which could indicate new forthcoming rules, or changes to existing rules, impacting the markets in which Apollo operates. These are expected to (or in the case of new guidance, could) have an impact on Apollo including the costs of, risk to and manner of conducting its business; the markets in which Apollo operates; the assets managed or advised by Apollo; Apollo’s ability to raise capital from investors; and ultimately there may be an impact on the returns which can be achieved. Examples include changes to the regime for cross-border distribution of funds in the EU (including in particular changes to the level of “pre-marketing” that is permitted); further requirements relating to the integration of sustainability and environmental, social and governance considerations into firms’ investment processes and disclosures (including under the EU Taxonomy Regulation (Regulation (EU) 2020/852), parts of which come into effect from January 1, 2022 and financial sustainability-driven amendments to AIFMD and MiFID, as well as the separate rules that the U.K. currently intends to implement in this area, including a U.K. equivalent of the EU Taxonomy Regulation); changes to the EU Market Abuse Regulation stemming from a review undertaken by the pan-EU securities regulator; requirements relating to securities financing transactions (including new reporting requirements which are now in effect); further changes to or reviews of the extent and interpretation of pay regulation, including under IFR/IFD (which may have an impact on the retention and recruitment of key personnel); proposals in the U.K. for an economic crime levy to be paid by U.K. licensed firms (and possibly others) to fund enhanced government action to tackle money laundering; proposals for enhanced regulation of loan origination, servicing of credit agreements and the secondary loan markets; and significant focus on entities considered to be “shadow banks.” In the U.K., there have been additional changes to the rules concerning the approval of certain Apollo U.K. professionals to work in the regulated financial services sector. Complying with these new rules (or, in the case of future U.K. legislative or regulatory initiatives, revised or existing rules which diverge from those in force in the EEA) may create additional compliance burden and cost for Apollo. Regulations affecting specific investor types, such as insurance companies, may impact their businesses; their ability to invest and the assets in which they are permitted to invest; and the requirements which their investments place on us, such as extensive disclosure and reporting obligations. The regulation of some institutions has an effect on their ability and willingness to extend credit and the costs of credit. This has, and is likely to continue to have, an impact on the price and availability of credit. Changes to the regulation of benchmarks, including the replacement of LIBOR, may affect the way in which relevant benchmarks are calculated, with commercial and documentary implications for both pre-existing and new arrangements, including on the stability of the benchmark and returns.
As a result of Brexit, the legal and regulatory requirements in the U.K. will no longer derive from EU sources. Beginning January 1, 2021, domestic U.K. legislation, including the European Union (Withdrawal) Act 2018 and the European Union (Withdrawal Agreement) Act 2020, in effect transposes so-called EU retained law (as it exists on December 31, 2020), which covers significant portions of EU law into domestic legislation for purposes of domestic application. Elements of EU law that apply beyond the U.K., for example passporting rights for financial services, ceased to apply. Separate legislation may replicate significant portions of EU law for domestic purposes. The interpretations of EU retained laws, and related case law, will be within the competence of U.K. courts and tribunals and are likely to raise complex issues.
Recent changes to regulations regarding derivatives could adversely impact various aspects of our business. Derivatives rules and regulations promulgated under the Dodd-Frank Act have become effective over time and comprehensively regulate the “over the counter” (“OTC”) derivatives markets. The Dodd-Frank Act and the regulations promulgated thereunder require mandatory clearing and execution on a swap execution facility of certain derivative transactions (including formerly unregulated OTC derivatives). The CFTC currently requires that certain interest rate and credit default index swaps be centrally cleared and executed through a swap execution facility. Additional standardized swap contracts are expected to be subject to the clearing and execution requirements in the future. OTC derivatives submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as margin requirements imposed by the clearing brokers. For swaps that are cleared through a clearinghouse, transactions are subject to the rules of the clearinghouse and the funds are exposed to clearinghouse performance and credit risks. Clearinghouse collateral requirements may differ from and be greater than the collateral terms negotiated with derivatives counterparties in the OTC market. Such increased collateral requirements may increase a fund’s cost in entering into certain products and impact its ability to pursue certain investment strategies. Moreover, OTC derivative dealers are also required to post margin to the clearinghouses through which their customers’ trades are cleared, instead of using such margin in their operations. This will increase the OTC derivative dealers’ costs and such increased costs are expected to be passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and possibly new or increased fees. In addition, our derivatives transactions are, under certain circumstances, subject to similar laws and regulations imposed by non-U.S. jurisdictions and regulators, which may further increase such costs.
OTC trades not cleared through a registered clearinghouse may not be subject to the protections afforded to participants in cleared swaps (for example, centralized counterparty, customer asset segregation and clearinghouse-imposed margin requirements). The CFTC and various prudential regulators have promulgated final rules on margin requirements for uncleared swaps. The final rules generally require banks and dealers, subject to thresholds and certain limited exemptions, to collect and post margin in respect of uncleared swaps. With financial counterparties, variation margin requirements for uncleared swaps became effective in 2017, and initial margin requirements for uncleared swaps are expected to phase in through 2022, depending on the aggregate notional amount of over-the-counter swaps traded by a fund. The SEC has also recently completed its suite of security-based swap rules, including rules regarding segregation, capital and margin requirements. While such rules for security-based swaps are not yet implemented, their effectiveness or phase-in is expected to commence late in calendar year 2021. These rules on margin requirements for uncleared swaps and security-based swaps could adversely affect our businesses, including our ability to enter into such swaps and security-based swaps or our available liquidity. Although the Dodd-Frank Act includes limited exemptions from the clearing and margin requirements for so-called “non-financial end-users,” our funds and our funds’ portfolio companies may not be able to rely on such exemptions.
The Dodd-Frank Act also created new categories of regulated market participants, such as “swap-dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants” who are subject to significant capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements, which give rise to administrative costs. Even if certain of these requirements are not directly applicable to us, they may still increase our costs of entering into transactions with the parties to whom the requirements are directly applicable.
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
The Federal Reserve, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency have issued resolution stay regulations, which came into effect in 2019 and impose requirements on certain financial contracts of global systemically important banking organizations (“G-SIBs”) to expressly recognize limits (such as temporary suspension and removal of consent rights to certain transfers) on the exercise of default remedies by their trading counterparties in the event such G-SIB enters into insolvency proceedings. Regulators in other G20 jurisdictions have implemented, or are in the process of implementing, similar rules regarding the recognition of the application of temporary stay or overrides of certain termination rights under the relevant home-country special resolution regime. These regulations aim to achieve the same policy goal of an orderly resolution of systemically important financial institutions in the event of insolvency. The application of such regulations could adversely impact the exercise of the funds’ contractual rights in the event of an insolvency of a G-SIB trading counterparty.
Risk retention rules could adversely affect our CLO business. “Risk retention” rules promulgated by U.S. federal regulators under the Dodd-Frank Act require a “securitizer” or “sponsor” of a collateralized loan obligation (“CLO”), to retain at least 5% of the credit risk of the securitized assets, either directly or through a majority-owned affiliate (the “U.S. Risk Retention Rules”). The EU has in place similar 5% risk retention rules (the “EU Risk Retention Rules”) that apply to certain EU investors such as credit institutions (including banks), investment firms, authorized investment fund managers and insurance and reorganization undertakings. Similar risk retention regulations applicable to certain Japanese investors (the “Japanese Risk Retention Rules”, and together with the U.S. Risk Retention Rules, the EU Risk Retention Rules and the risk retention regulations of any other jurisdiction, the “Risk Retention Rules”) have been adopted by the Japanese Financial Services Agency. In 2016, we established Redding Ridge, which manages CLOs, for the purpose of facilitating compliance with applicable Risk Retention Rules.
On February 9, 2018, the United States Court of Appeals for the District of Columbia (the “DC Circuit Court”) ruled in favor of an appeal brought by the Loan Syndications and Trading Association (the “LSTA”) from a district court (“District

Court”) ruling granting summary judgment to the SEC and the Board of Governors of the Federal Reserve System on the issue of whether the U.S. Risk Retention Rules apply to collateral managers of “open market” CLOs under Section 941 of the Dodd-Frank Act (the “DC Circuit Court Decision”). The District Court entered summary judgment in favor of the LSTA on April 5, 2018. As of the date hereof, CLO managers of “open-market CLOs” (as defined in the DC Circuit Court Decision) are no longer required to comply with the U.S. Risk Retention Rules.
The DC Circuit Court Decision discussed above would not apply with respect to any “balance sheet CLOs” (such as middle market CLOs) undertaken by us or Redding Ridge which would remain subject to the requirements of the U.S. Risk Retention Rules. In addition, the DC Circuit Court Decision would have no applicability with respect to compliance with the EU Risk Retention Rules, which continue to remain in effect, or applicable Risk Retention Rules of any other jurisdiction. Thus, to the extent that we or Redding Ridge were managing a U.S. CLO that was structured to comply with the EU Risk Retention Rules (which is done to expand the potential universe of investors for such U.S. CLO) or a European CLO, then we or Redding Ridge, as applicable, would continue to have to comply with the EU Risk Retention Rules. Risk Retention Rules of other jurisdictions may also apply with respect to certain CLOs or certain investors in CLOs. Finally, the DC Circuit Court decision would not impact any letter or other contractual agreements (“Risk Retention Undertakings”) that we or Redding Ridge may have or will in the future enter into with investors or other third parties designed to ensure such CLOs comply with Risk Retention Rules. Depending on the terms of such Risk Retention Undertakings, there may be an ongoing obligation to continue to comply with the U.S. Risk Retention Rules for some period, which if breached could result in claims by investors or third parties.
No assurance can be made that in the future any governmental authority will not take further legislative, regulatory or judicial action with respect to any Risk Retention Rules, including the adoption of new Risk Retention Rules, and the effect of any such action cannot be known or predicted.
No assurance can be given as to whether Risk Retention Rules will have a future material adverse effect on our business. Risk Retention Rules also may have an adverse effect on the leveraged loan market generally, which may adversely affect our CLO management business or the CLO management business of Redding Ridge. As a result of the launch of Redding Ridge, it is less likely that we will manage new CLOs.
Exemptions from certain laws. In conducting our activities, we regularly rely on exemptions from various requirements of law or regulation in the U.S. and other jurisdictions, including the Securities Act, the Exchange Act, the Investment Company Act, the Commodity Exchange Act of 1936 and the Employment Retirement Income Securities Act of 1974, each as amended, and the regulations promulgated under each of them. These exemptions are sometimes highly complex.
In certain circumstances we depend on compliance by third parties whom we do not control. For example, in raising new funds, we typically rely on Regulation D for exemption from registration under the Security Act, which prohibits issuers (including our funds) from relying on certain of the exemptions from registration if the fund or any of its “covered persons” (including certain officers and directors, but also including certain third parties including, among others, promoters, placement agents and beneficial owners of 20% of outstanding voting securities of the fund) has been the subject of a “disqualifying event,” or constitutes a “bad actor,” which can result from a variety of criminal, regulatory and civil matters. If any of the covered persons associated with our funds is subject to a disqualifying event, one or more of our funds could lose the ability to raise capital in a Rule 506 private offering for a significant period of time, which could significantly impair our ability to raise new funds, and, therefore, could materially adversely affect our businesses, financial condition and results of operations. In addition, if certain of our employees or any potential significant fund investor has been the subject of a disqualifying event, we could be required to reassign or terminate such an employee or we could be required to refuse the investment of such an investor, which could impair our relationships with investors, harm our reputation, or make it more difficult to raise new funds.
Certain other exemptions require monitoring of ongoing compliance with the applicable requirements throughout the life of the applicable fund. For example, with respect to certain of our funds we rely on the so-called “de minimis” exemption from commodity pool operator registration, codified in CFTC Rule 4.13(a)(3). If any of those funds cease to qualify for this (or another applicable) exemption, certain Apollo entities associated with and/or affiliated with those funds will be required to register with the CFTC as commodity pool operators. This exemption requires that the amount of commodities interest positions in the applicable commodity pool remain below specified thresholds; in the event that those thresholds are crossed, registration is required and the commodity pool operator may be out of compliance with the applicable regulations until registration is complete. Registration entails several potentially costly and time-consuming requirements, including, without limitation, membership with the National Futures Association, a self-regulatory organization for the U.S. derivatives industry, and compliance with the regulatory framework applicable to registered commodity pool operators. The increased costs associated with such registration may affect the manner in which the relevant funds conduct business and may adversely affect such fund’s and our profitability. If for any reason any of these exemptions were to become unavailable to us, we could become subject to regulatory action, third-party claims or be required to register under certain regulatory regimes, and our businesses could be materially and adversely affected. See, for example, “—Risks Related to Our Organization and Structure—If we were deemed an investment company under the Investment Company Act, applicable restrictions could make it impractical for us to continue our businesses as contemplated and could have a material adverse effect on our businesses and the price of our Class A shares and our Preferred shares.”
Regulatory environment of our funds and portfolio companies of our funds. The regulatory environment in which our funds and portfolio companies of our funds operate may affect our businesses. Certain laws, such as environmental laws, insurance regulations, gaming laws, takeover laws, anti-bribery and other anti-corruption laws, sanctions laws, escheat or abandoned property laws, and CFIUS and antitrust laws, may impose requirements on us, our funds and portfolio companies of our funds. For example, certain of our funds or vehicles may invest in the manufacturing sector, natural resources industry or own real assets where environmental laws, regulations and regulatory initiatives and various zoning laws can play a significant role and can have a substantial effect on investments in the industry. Such investments or assets may increase our exposure to regulatory compliance expense and risk of liability under environmental laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages. In addition, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of acquisition. Even in cases where our funds are indemnified by a seller against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller or its insurers to satisfy such indemnities or our ability to achieve enforcement of such indemnities. Additionally, changes in antitrust laws or the enforcement of antitrust laws could affect the level of mergers and acquisitions activity, and changes in state laws may limit investment activities of state pension plans. For additional examples, see “—Insurance regulation” and “—U.S. and foreign anti-corruption, sanctions and export control laws applicable to us and our funds and our funds’ portfolio companies create the potential for significant liabilities and penalties and reputational harm.” See “Item 1. Business—Regulatory and Compliance Matters” for a further discussion of the regulatory environment in which we conduct our businesses.
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
Regulatory environment for control persons. We could become jointly and severally liable for all or part of fines imposed on portfolio companies of our funds or be fined directly for violations committed by portfolio companies, and such fines imposed directly on us could be greater than those imposed on the portfolio company. The fact that we or one of our funds exercises control or exerts influence (or merely has the ability to exercise control or exert influence) over a company may impose risks of liability (including under various theories of parental liability and piercing the corporate veil doctrines) to us and our funds for, among other things, environmental damage, product defects, employee benefits (including pension and other fringe benefits), failure to supervise management, violation of laws and governmental regulations (including securities laws, anti-trust laws, employment laws, and anti-bribery and other anti-corruption laws) and other types of liability for which the limited liability characteristic of business ownership and the relevant fund itself (and the limited liability structures that may be utilized by such fund in connection with its ownership of its portfolio companies or otherwise) may be ignored or pierced, as if such limited liability characteristics or structures did not exist for purposes of the application of such laws, rules regulations and court decisions. Under certain circumstances, we could also be held liable under federal securities or state common law for statements made by or on behalf of portfolio companies of our funds. These risks of liability may arise pursuant to U.S. and non-U.S. laws, rules, regulations, court decisions or otherwise (including the laws, rules, regulations and court decisions that apply in jurisdictions in which our funds’ portfolio companies or their subsidiaries are organized, headquartered or conduct business). Such liabilities may also arise to the extent that any such laws, rules, regulations or court decisions are interpreted or applied in a manner that imposes liability on all persons that stand to economically benefit (directly or indirectly) from ownership of portfolio companies, even if such persons do not exercise control or otherwise exert influence over such portfolio companies (e.g., limited partners). Lawmakers, regulators and plaintiffs have recently made (and may continue to make) claims along the lines of the foregoing, some of which have been successful. If these liabilities were to arise with respect to any of our funds or portfolio companies of our funds, the fund or portfolio company might suffer significant losses and incur significant liabilities and obligations that may, in turn, affect our results of operations. The possession or exercise of control or influence over a portfolio company could expose our assets and those of our relevant fund, its partners, general partner, management company and their respective affiliates to claims by such portfolio company, its security holders and its creditors and regulatory authorities or other bodies. While we intend to manage our operations to minimize exposure to these risks, the possibility of successful claims cannot be precluded, nor can there be any assurance to whether such laws, rules, regulations and court decisions will be expanded or otherwise applied in a manner that is adverse to us. Moreover, it is possible that, when evaluating a potential portfolio investment, we, as manager of our funds, may choose not to pursue or consummate such portfolio investment, if any of the foregoing risks may create liabilities or other obligations for us, any of our funds or any of their respective affiliates.
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
The scope of regulation of insurance holding companies has increased in both the U.S. and internationally. The National Association of Insurance Commissioners (the “NAIC”) adopted amendments to the insurance holding company system model law that introduced the concept of “enterprise risk” within an insurance holding company system and imposed more extensive informational reporting regarding parents and other affiliates of insurance companies, with the purpose of protecting domestic insurers from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to domestic insurers. Changes to existing NAIC model laws or regulations must be adopted by individual states or foreign jurisdictions before they will become effective. To date, each of the Domiciliary States has enacted laws to adopt such amendments. In December 2020, the NAIC adopted a group capital calculation tool (“GCC”) that uses a Risk-Based Capital aggregation methodology to provide U.S. regulators with a method to aggregate the available capital of each entity in a group in a way that applies to all groups regardless of their structure. The NAIC has also adopted changes to the insurance holding company system model law to require, subject to certain exceptions, the ultimate controlling person of every insurer subject to the holding company registration requirement to file an annual group capital calculation with its lead state. The NAIC has stated that the group capital calculation will be a regulatory tool and will not constitute a requirement or standard. We cannot predict with any degree of certainty the additional capital requirements, compliance costs or other burdens these requirements may impose on us and our insurance company affiliates.
Internationally, in November 2019, the IAIS adopted a framework for the “group wide” supervision of internationally active insurance groups, including the development of a risk-based global insurance capital standard. The ICS will be implemented in the following two phases: in the first phase, which will last for five years and which is referred to as the “monitoring period,” the ICS will be used for confidential reporting to group-wide supervisors and discussion in supervisory colleges, and the ICS will not be used as a prescribed capital requirement. After the monitoring period, the ICS will be implemented as a group-wide prescribed capital standard. In addition, in the U.S., the NAIC and the Federal Reserve Board are developing a group capital calculation tool using a risk-based capital aggregation method, similar to the GCC, for all entities within the insurance holding company, including non-U.S. entities and are seeking effective equivalency of such tool to the ICS for US-based IAIGs. In the U.S., the NAIC has also promulgated additional amendments to the insurance holding company system model law that address “group wide” supervision of internationally active insurance groups. To date, each of the Domiciliary States has adopted a form of these provisions, with New York recently adopting Insurance Regulation 203, which permits the New York Superintendent of Financial Services to act as group-wide supervisor of an IAIG that conducts substantial insurance operations in New York. We cannot predict with any degree of certainty the additional capital requirements, compliance costs or other burdens these requirements may impose on us and our insurance company affiliates.
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
In addition, the Dodd-Frank Act authorized the Treasury Secretary and the Office of the U.S. Trade Representative to negotiate covered agreements. A covered agreement is an agreement between the U.S. and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. Pursuant to this authority, in September 2017, the U.S. and the EU signed the EU Covered Agreement and the U.S. released the Policy Statement providing the U.S.’s interpretation of certain provisions in the EU Covered Agreement. The Policy Statement provides that the U.S. expects that the group capital calculation, which is currently being developed by the NAIC, will satisfy the EU Covered Agreement’s group capital assessment requirement. In addition, on December 18, 2018, the U.K. Covered Agreement was signed in anticipation of the U.K.’s exit from the EU. U.S. state regulators have until September 22, 2022 to adopt reinsurance reforms removing reinsurance collateral requirements for EU and U.K. reinsurers that meet the prescribed minimum conditions set forth in the EU Covered Agreement and U.K. Covered Agreement or else state laws imposing such reinsurance collateral requirements may be subject to federal preemption. In 2019, the NAIC adopted revisions to the Credit for Reinsurance Model Law and Regulation that would, if adopted into law by state regulators, implement the reinsurance collateral provisions of the EU Covered Agreement and the U.K. Covered Agreement. California and Iowa have adopted the 2019 amendments to the Credit for Reinsurance Model Law and Regulation and each of Connecticut and Michigan currently have pending legislation to adopt such amendments. In addition, in December 2020, the NYSDFS announced proposed changes to the New York regulations on credit for reinsurance for New York-domiciled insurers to implement the changes set forth in the amended Credit for Reinsurance Model Law and Regulation. The NAIC has recently adopted a new accreditation standard that requires states to adopt the revisions no later than September 1, 2022, which is likely to motivate the remaining Domiciliary States to adopt the amendments. The reinsurance collateral provisions of the EU Covered Agreement or the U.K. Covered Agreement may increase competition, in particular with respect to pricing for reinsurance transactions, by lowering the cost at which competitors of the reinsurance subsidiaries of our insurance company affiliates, such as Athene Holding’s direct, wholly owned subsidiary ALRe, are able to provide reinsurance to U.S. insurers.
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
In addition, for purposes of insurance laws Apollo is considered to be the parent and/or indirect qualifying shareholder of certain European insurance companies domiciled in Belgium, Germany, Ireland, Italy, the Netherlands, Switzerland and the U.K. See “Item 1. Business—Regulatory and Compliance Matters.” These laws and regulations may discourage potential acquisition offers and may delay, deter or prevent the acquisition of qualifying holdings as these affect insurance undertakings in such countries.
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
Investment advisers have come under increased scrutiny from regulators, including the SEC and other government and self-regulatory organizations, with a particular focus on fees, allocation of expenses to funds, valuation practices, and related disclosures to fund investors. Public statements by regulators, in particular the SEC, indicate increased enforcement attention will continue to be focused on investment advisers, which has the potential to affect us. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.
Regulatory investigations and enforcement actions may adversely affect our operations and create the potential for significant liabilities, penalties and reputational harm.
There can be no assurance that we or our affiliates will avoid regulatory examination and possibly enforcement actions. SEC enforcement actions and settlements involving U.S.-based private fund advisers have involved a number of issues, including the undisclosed allocation of the fees, costs and expenses related to unconsummated co-investment transactions (i.e., the allocation of broken deal expenses), undisclosed legal fee arrangements affording the applicable adviser with greater discounts than those afforded to funds advised by such adviser and the undisclosed acceleration of certain special fees. Recent SEC focus areas have also included the use and compensation of, and disclosure regarding, operating partners or consultants, outside business activities of firm principals and employees, group purchasing arrangements and general conflicts of interest disclosures.
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
U.S. and foreign anti-corruption, sanctions and export control laws applicable to us and our funds and our funds’ portfolio companies create the potential for significant liabilities and penalties and reputational harm.
We are subject to a number of laws and regulations governing payments and contributions to public officials or other parties, including restrictions imposed by the U.S. Foreign Corrupt Practices Act (“FCPA”), as well as economic sanctions and export control laws administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign public officials and political parties, and requires public companies in the U.S. to keep books and records that accurately and fairly reflect their transactions. The U.S. Department of Commerce and the U.S. Department of State administer and enforce certain export control laws and regulations, and OFAC and the U.S. Department of State administer and enforce economic sanctions based on U.S. foreign policy and national security goals against targeted countries, territories, regimes, entities, organizations and individuals. These laws and regulations relate to a number of aspects of our businesses, including servicing existing fund investors, finding new fund investors, and sourcing new investments, as well as activities by the portfolio companies of our funds. In recent years, the U.S. government has devoted greater resources to enforcement of the FCPA and sanctions and export control laws. A number of other countries have also expanded significantly their enforcement activities, especially in the anti-corruption area. Recently, the U.S. government has also used sanctions and export controls to address broader foreign and international economic policy goals. While we have developed and implemented policies and procedures designed to ensure compliance by us and our personnel with the FCPA and other applicable anti-bribery laws, as well as with sanctions and export control laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated these laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and/or financial position.
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
The SEC, the Financial Industry Regulatory Authority (“FINRA”), the Municipal Securities Rulemaking Board, as well as certain U.S. states, localities, and public instrumentalities, have adopted “pay-to-play” laws, rules, regulations and/or policies which restrict the political activities of investment managers that seek investment from or manage funds on behalf of state and local government entities. Such restrictions can include limits on the ability of such managers covered investment advisers, certain covered employees of the adviser or covered political action committees controlled by the adviser or its employees to make political contributions to or fundraise for certain state and local candidates, officials, and political organizations, as well as obligations to make regular disclosures about such political activities to federal, state, or local regulators and to use only parties that are subject to equivalent political activity restrictions in soliciting investment from state and local government entities. In addition, many pay-to-play regimes (including the SEC pay-to-play rule for investment advisers) impute the personal political activities of certain executives and employees, and in some instances their spouses and family members, to the manager for purposes of potential pay-to-play liability. Violation of pay-to-play laws can lead to the loss of management fees, rescission of current commitments to our funds, and a loss of future investment opportunities, and issues involving pay-to-play violations and alleged pay-to-play violations often receive substantial media coverage and can result in regulatory inquires from federal, state of local regulators. Any failure on our part or a party acting on our behalf to comply with applicable pay-to-play laws, regulations or policies could expose us to significant penalties and reputational damage, and could have a material adverse impact on us.
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
In general, we will be exposed to risk of litigation by our investors if our management of any fund is alleged to constitute bad faith, gross negligence, willful misconduct, fraud, willful or reckless disregard for our duties to the fund, breach of fiduciary duties or securities laws, or other forms of misconduct. Fund investors could sue us to recover amounts lost by our funds due to our alleged misconduct, up to the entire amount of loss. Further, we may be subject to litigation arising from investor dissatisfaction with the performance of our funds or from third-party allegations that we (i) improperly exercised control or influence over companies in which our funds have large investments or (ii) are liable for actions or inactions taken by portfolio companies that such third parties argue we control. By way of example, we, our funds and certain of our employees are each exposed to the risks of litigation relating to investment activities in our funds and actions taken by the officers and directors (some of whom may be Apollo employees) of portfolio companies, such as the risk of stockholder litigation by other stockholders of public companies in which our funds have large investments. As an additional example, we are sometimes listed as a co-defendant in actions against portfolio companies on the theory that we control such portfolio companies. We are also exposed to risks of litigation or investigation relating to transactions that presented conflicts of interest that were not properly addressed. See “—Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our businesses.” In addition, our rights to indemnification by the funds we manage may not be upheld if challenged, and our indemnification rights generally do not cover bad faith, gross negligence, willful misconduct, fraud, willful or reckless disregard for our duties to the fund or other forms of misconduct. If we are required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds or failure to obtain indemnification from our funds, our results of operations, financial condition and liquidity could be materially adversely affected.

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
In addition, we may not be able to obtain or maintain sufficient insurance on commercially reasonable terms or with adequate coverage levels against potential liabilities we may face in connection with potential claims, which could have a material adverse effect on our business. We may face a risk of loss from a variety of claims, including related to securities, antitrust, contracts, fraud and various other potential claims, whether or not such claims are valid. Insurance and other safeguards might only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by our insurance policies, we may be required to pay a substantial amount in respect of such successful claim. Certain losses of a catastrophic nature, such as wars, earthquakes, typhoons, terrorist attacks, pandemics, health crises or other similar events, may be uninsurable or may only be insurable at rates that are so high that maintaining coverage would cause an adverse impact on our business, our investment funds and their portfolio companies. In general, losses related to terrorism are becoming harder and more expensive to insure against. Some insurers are excluding terrorism coverage from their all-risk policies. In some cases, insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total cost of casualty insurance for a property. As a result, we, our investment funds and their portfolio companies may not be insured against terrorism or certain other catastrophic losses.
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
In addition, for federal income tax purposes AINV has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Under the Code, AINV must meet certain source-of-income, asset diversification and annual distribution requirements. AINV will be subject to corporate-level income tax if it is unable to maintain its status as a RIC, which would materially affect its ability to raise additional capital.
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

The market price of our Class A shares and our Preferred shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A shares and our Preferred shares may fluctuate and cause significant price variations to occur. You may be unable to resell your Class A shares and Preferred shares at or above your purchase price, if at all. The market price of our Class A shares and our Preferred shares may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A shares and our Preferred shares or result in fluctuations in the price or trading volume of our Class A shares and our Preferred shares include:
•variations in our quarterly operating results or dividends, which variations we expect will be substantial;
•our policy of taking a long-term perspective on making investment, operational and strategic decisions, which is expected to result in significant and unpredictable variations in our quarterly returns;
•our creditworthiness, results of operations and financial condition;
•the credit ratings of the Preferred shares;
•the prevailing interest rates or rates of return being paid by other companies similar to us and the market for similar securities;
•failure to meet analysts’ earnings estimates;
•publication of research reports about us or the investment management industry or the failure of securities analysts to cover our Class A shares and our Preferred shares;
•additions or departures of our Managing Partners and other key management personnel;
•adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
•actions by stockholders;
•changes in market valuations of similar companies;
•speculation in the press or investment community;
•changes or proposed changes in laws or regulations or differing interpretations thereof affecting our businesses or enforcement of these laws and regulations, or announcements relating to these matters;
•a lack of liquidity in the trading of our Class A shares and our Preferred shares;
•adverse publicity about the investment management industry generally or individual scandals, specifically;
•a breach of our computer systems, software or networks, or misappropriation of our proprietary information;
•the fact that we do not provide comprehensive guidance regarding our expected quarterly and annual revenues, earnings and cash flow; and
•economic, financial, geopolitical, regulatory or judicial events or conditions that affect us or the financial markets.
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
The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2020, we had 228,873,449 Class A shares outstanding. The Class A shares reserved under our 2019 Omnibus Equity Incentive Plan (the “2019 Equity Plan”) are increased on the first day of each fiscal year by (i) the amount (if any) by which (a) 15% of the number of outstanding Class A shares and Apollo Operating Group units (“AOG Units”) exchangeable for Class A shares on a fully converted and diluted basis on the last day of the immediately preceding fiscal year exceeds (b) the number of shares then reserved and available for issuance under the 2019 Equity Plan, or (ii) such lesser amount by which the administrator may decide to increase the number of Class A shares. Taking into account grants of restricted share units (“RSUs”) and options made through December 31, 2020, 49,115,290 Class A shares remained available for future grant under the 2019 Equity Plan. The number of shares granted under our 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles (the “EPV Equity Plan”) will reduce the number of shares available for grant under the 2019 Equity Plan, and the number of shares granted under the 2019 Equity Plan will reduce the number of shares available for grant under the EPV Equity Plan. In addition, as of December 31, 2020, Holdings could at any time exchange its AOG Units for up to174,873,808 Class A shares on behalf of our Managing Partners and Contributing Partners subject to the Amended and Restated Exchange Agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Amended and Restated Exchange Agreement.” We may also elect to sell additional Class A shares in one or more future primary offerings.
Our Managing Partners and Contributing Partners, through their partnership interests in Holdings, owned an aggregate of 40.4% of the AOG Units as of December 31, 2020. Subject to certain prior notice provisions and other procedures and restrictions (including any transfer restrictions and lock-up agreements applicable to our Managing Partners and Contributing Partners), each Managing Partner and Contributing Partner has the right to exchange the AOG Units for Class A shares. These Class A shares are eligible for resale from time to time, subject to certain contractual restrictions and applicable securities laws.
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
Our board of directors is authorized to issue series of shares of preferred stock without any action on the part of our stockholders and, with respect to each such series, fix, without stockholder approval (except as may be required by our Certificate of Incorporation or any certificate of designation relating to any outstanding series of preferred stock), the designation of such series, the powers (including voting powers), preferences and relative, participating, optional and other special rights, and the qualifications, limitations or restrictions thereof, of such series of preferred stock and the number of shares of such series. Any series of preferred stock we may issue in the future will rank senior to all of our Class A shares with respect to the payment of dividends or upon our liquidation, dissolution, or winding-up. If we issue cumulative preferred stock in the future that has preference over our Class A shares with respect to the payment of dividends or upon our liquidation, dissolution, or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our Class A stockholders, the market price of our Class A shares could decrease. Similarly, the governance documents of the Apollo Operating Group authorize entities that are members of the Apollo Operating Group to issue an unlimited number of additional AOG Units with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the AOG Units, and which may be exchangeable for AOG Units.
Risks Related to Our Organization and Structure
Our Class C Stockholder’s significant voting power limits the ability of holders of our Class A shares to influence our business.
Our Certificate of Incorporation provides that, for so long as there is a Class C Stockholder and the Apollo Group beneficially owns, in the aggregate, 10% or more of the voting power of the Company, the Class C Stockholder shall, on all matters generally submitted for vote to the stockholders (the “General Stockholder Matters”) be entitled to such number of votes as shall equal the difference of (A) nine and nine-tenths (9.9) times the aggregate number of votes entitled to be cast by the holders of Class A shares and full voting preferred stock, minus (B) the Aggregate Class B Vote, which is the number of votes equal to the aggregate number of units in the Apollo Operating Group outstanding as of the relevant record date, less the number of Class A shares outstanding as of the same relevant record date (the “Class C Vote”); provided that, for so long as there is a Class C Stockholder, the Aggregate Class B Vote shall not exceed 9% of the total votes entitled to be cast by holders of all shares of capital stock entitled to vote thereon. If the number of votes entitled to be cast by the holders Class A shares which are free float, as determined by the Company in reliance upon the guidance issued by FTSE Russell (the “Class A Free Float”), on any General Stockholder Matter equals less than 5.1% of the votes entitled to be cast by the holders of all shares of capital stock entitled to vote thereon as of the relevant record date: (1) the Class C Vote shall be reduced to equal such number as would result in the total number of votes cast by holders of the Class A Free Float being equal to 5.1% of the votes entitled to be cast by the holders of all shares of capital stock entitled to vote thereon, voting together as a single class (the “Class A Free Float Adjustment”); and (2) if, after giving effect to the Class A Free Float Adjustment, the Aggregate Class B Vote on any General Stockholder Matter would be in excess of 9% of the total number of the votes entitled to be cast thereon by the holders of all outstanding shares of capital stock, (x) the Aggregate Class B Vote shall be reduced to 9% of such total number and (y) the Class C Vote, as calculated after giving effect to the Class A Free Float Adjustment, shall be increased by a number of votes equal to the number of votes by which the Aggregate Class B Vote was reduced pursuant to the foregoing clause (x).
Our Certificate of Incorporation also provides that, for so long as there is a Class C Stockholder and the Apollo Group beneficially owns, in the aggregate, 10% or more of the voting power of the Company, holders of the Class A shares (voting together with the holder of the shares of the Class B common stock (the “Class B share”) as a single class) shall have the right to vote with respect to (i) a sale, exchange or disposition of all or substantially all of AGM Inc.’s and its subsidiaries’ assets, taken as a whole, in a single transaction or series of related transactions (provided, however, that this does not preclude or limit our ability to mortgage, pledge, hypothecate or grant a security interest in all or substantially all of the assets of our assets and those of our subsidiaries (including for the benefit of persons other than us or our subsidiaries, including affiliates of the Class C Stockholder) and does not apply to any forced sale of any or all of our assets pursuant to the foreclosure of, or other realization upon, any such encumbrance), (ii) a merger, consolidation or other business combination, (iii) certain amendments to our Certificate of Incorporation and Bylaws including amendments that would enlarge the obligations of the Class A stockholders and amendments that would have a material adverse effect on the rights or preferences of Class A stockholders, (iv) as otherwise required by the Delaware General Corporation Law (“DGCL”) or the rules of any national securities exchange, and (v) as required by the NYSE, including with respect to equity compensation plans, the issuance of common stock to a related person in excess of 1% of the outstanding shares of common stock or 1% of the voting power of AGM Inc., and the issuance of common stock in excess of 20% of the outstanding shares of common stock or 20% of the voting power of AGM Inc. Because holders of our Class A shares have limited voting rights as expressly provided in our Certificate of Incorporation and Bylaws or required by the DGCL or the rules of the NYSE, practically all matters submitted to stockholders will be decided by the vote of the Class C Stockholder. The consent of the Class A and Class B stockholders is not required for a merger of AGM Inc. into, or convey all of AGM Inc.’s assets to, a newly formed limited liability entity that has no assets, liabilities or operations at the time of such merger or conveyance other than those it receives from AGM Inc., if (a) AGM Inc. has received an opinion of counsel that the transaction would not result in the loss of the limited liability of any stockholder, (b) the sole purpose of such transaction is to effect a mere change in the legal form of AGM Inc. into another limited liability entity and (c) the governing documents of such new entity provides the AGM Inc. stockholders with substantially the same rights and obligations as they currently have. Our Certificate of Incorporation also provides that, for so long as there is a Class C Stockholder and the Apollo Group beneficially owns, in the aggregate, 10% or more of the voting power of the Company, the Class C Stockholder shall set the total number of directors which shall constitute the board of directors and fill any vacancies or newly created directorships on the board of directors. As a result, holders of the Class A shares will have a limited ability to influence stockholder decisions, including decisions regarding our business. Our Certificate of Incorporation provides that, subject to certain exceptions, any of our shares of stock (other than the share of Class C Common Stock of AGM Inc. (the “Class C share”)) held by a person or group (other than any member of the Apollo Group) that beneficially owns 20% or more of any class of stock then outstanding (other than the Class C share) cannot be voted on any matter and will not be considered to be outstanding when sending notices of a meeting of stockholders to vote on any matter (unless otherwise required by applicable law), calculating required votes, determining the presence of a quorum or for other similar purposes under our Certificate of Incorporation or Bylaws. Our Certificate of Incorporation and our Bylaws also contain provisions limiting the ability of the holders of our Class A shares to call meetings and to influence the manner or direction of our management.
In addition, holders of the Preferred shares generally have no voting rights and have none of the voting rights given to holders of our Class A shares or Class B share, subject to certain exceptions.
Potential conflicts of interest may arise among the Class C Stockholder and the holders of our Class A shares.
Our Class C Stockholder, AGM Management, LLC, is owned and controlled indirectly by our Managing Partners. As a result, conflicts of interest may arise among the Class C Stockholder and its controlling persons, on the one hand, and us and/or the holders of our Class A shares, on the other hand.
The Class C Stockholder has the ability to influence our business and affairs through its ownership of the sole Class C share, which includes the ability to set the total number of directors serving on our board of directors and fill any vacancies or newly created directorships on our board of directors, and provisions under our Certificate of Incorporation requiring Class C Stockholder approval for certain corporate actions (in addition to approval by our board of directors). See “—Certain actions by our board of directors require the approval of the Class C Stockholder, which is controlled by our Managing Partners.”
Further, through its voting power with respect to the election of directors of our board of directors and its ability to set the total number of directors and fill any vacancies or newly created directorships on our board of directors, the Class C Stockholder has the ability to indirectly influence the determination of the amount and timing of the Apollo Operating Group entities’ investments and dispositions, cash expenditures, including those relating to compensation, indebtedness, issuances of additional partner interests, tax liabilities and amounts of reserves, each of which can affect the amount of cash that is available for distribution to holders of AOG Units.
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
On September 5, 2019, we converted from a Delaware limited liability company to a Delaware corporation. From time to time, we may undertake other internal reorganizations in an effort to simplify our organizational structure, streamline our operations or for other reasons. Additionally, on January 25, 2021, Leon Black informed us that he intends to ask the executive committee and our board of directors to evaluate revising our shareholder structure and board governance. Such internal reorganization may involve, among other things, the combination or dissolution of certain of our existing subsidiaries and the creation of new subsidiaries. Any such transactions could be disruptive to our business, result in significant expense, require regulatory approvals, and fail to result in the intended or expected benefits, any of which could adversely impact our business and results of operations.
Control by our Managing Partners of the combined voting power of our shares and holding their economic interests through the Apollo Operating Group may give rise to conflicts of interest.
Our Managing Partners controlled 100% of the Class C Stockholder, and the Class C share represented 82.6% of the total voting power of the Class A shares, the Class B share and the Class C share, voting together as a single class, with respect to General Stockholder Matters as of December 31, 2020. Accordingly, our Managing Partners have the ability to control our management and affairs. In addition, through their control of our Class C Stockholder, they are able to determine the outcome of all matters requiring stockholder approval, except as otherwise provided in our Certificate of Incorporation and Bylaws or required by the DGCL or the rules of the NYSE. The control of voting power by our Managing Partners could deprive Class A stockholders of an opportunity to receive a premium for their Class A shares as part of a sale of our company, and might ultimately affect the market price of the Class A shares.
In addition, our Managing Partners and Contributing Partners, through their beneficial ownership of partnership interests in Holdings, were entitled to 40.4% of Apollo Operating Group’s economic returns through the AOG Units owned by Holdings as of December 31, 2020. Because they hold the majority of their economic interest in our businesses directly through the Apollo Operating Group, rather than through the issuer of the Class A shares, our Managing Partners and Contributing Partners may have conflicting interests with holders of Class A shares including relating to the selection, structuring, and disposition of investments and any decision to alter our structure. For example, our Managing Partners and Contributing Partners may have different tax positions from us, in part because our Managing Partners and Contributing Partners hold a significant portion of their AOG Units through entities that are not subject to corporate income taxation and we are subject to corporate income taxation. In addition, the earlier taxable disposition of assets following an exchange transaction by a Managing Partner or Contributing Partner may accelerate payments under the tax receivable agreement and increase the present value of such payments. Conversely, the taxable disposition of assets before an exchange or transaction by a Managing Partner or Contributing Partner may increase the tax liability of a Managing Partner or Contributing Partner without giving rise to any payment to such Managing Partner or Contributing Partner under the tax receivable agreement. For a description of the tax receivable agreement, see “Item 13. Certain Relationships and Related Party Transactions—Amended and Restated Tax Receivable Agreement.” Additionally, as a result of the lower corporate tax rate of 21%, there is a significant differential in tax rates that apply to us and our Managing Partners and Contributing Partners, which may influence when and to what extent the executive committee of our board of directors decides to cause the Apollo Operating Group to make distributions to Holdings, which is 100% beneficially owned, directly and indirectly, by our Managing Partners and our Contributing Partners, and the five intermediate holding companies, which are 100% owned by us. In addition, the structuring of future transactions may take into consideration the Managing Partners’ and Contributing Partners’ tax considerations even where no similar benefit would accrue to us.
Our board of directors has delegated all of its powers and authority in the management of the business and affairs of the Company to an executive committee currently made up of our Managing Partners.
Except as otherwise provided in our certificate of incorporation and to the fullest extent permitted by the DGCL, our board of directors has delegated to a standing executive committee thereof all of the powers and authority of the board of directors in the management of the business and affairs of the Company. Such delegation may only be revoked by an amendment to our Certificate of Incorporation. The current members of the executive committee are our Managing Partners.
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
We qualify for exceptions from certain corporate governance and other requirements under the rules of the NYSE. Pursuant to these exceptions, we may elect not to comply with certain corporate governance requirements of the NYSE, including the requirements (i) that a majority of our board of directors consist of independent directors, (ii) that we have a nominating/corporate governance committee that is composed entirely of independent directors and (iii) that we have a compensation committee that is composed entirely of independent directors. Pursuant to the exceptions available to a controlled company under the rules of the NYSE, we have elected not to have a nominating and corporate governance committee comprised entirely of independent directors, nor a compensation committee comprised entirely of independent directors,. although we currently have a board of directors comprised of a majority of independent directors. Accordingly, you will not have the same protections afforded to equity holders of entities that are subject to all of the corporate governance requirements of the NYSE.
Our Certificate of Incorporation states that the Class C Stockholder is under no obligation to consider the separate interests of the other stockholders and contains provisions limiting the liability of the Class C Stockholder.
Subject to applicable law, our Certificate of Incorporation contains provisions limiting the duties owed by the Class C Stockholder. Our Certificate of Incorporation contains provisions stating that, to the fullest extent permitted by applicable law, the Class C Stockholder is under no obligation to consider the separate interests of the other stockholders (including, without limitation, the tax consequences to such stockholders) in deciding whether or not to cause us to take (or decline to take) any actions as well as provisions stating that the Class C Stockholder shall not be liable to the other stockholders for monetary damages for losses sustained, liabilities incurred or benefits not derived by such holders in connection with such decisions. See “—Potential conflicts of interest may arise among the Class C Stockholder and the holders of our Class A shares.”
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
In addition to the provisions described elsewhere in this report relating to the Class C Stockholder’s control, other provisions in our Certificate of Incorporation and Bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable by, for example:
•permitting our board of directors to issue one or more series of preferred stock, which could be issued by our board of directors to thwart a takeover attempt;
•requiring advance notice for stockholder proposals and nominations if they are ever permitted by applicable law; and
•placing limitations on convening stockholder meetings.
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
In addition, we have agreed to indemnify AGM Management, LLC in its capacity as the former manager of Apollo Global Management, LLC and as the Class C Stockholder, its affiliates, any member, partner, Tax Matters Partner (as defined in the Code, as in effect prior to 2018), Partnership Representative (as defined in the Code), officer, director, employee agent, fiduciary or trustee of any of Apollo or its subsidiaries, the Class C Stockholder or any of our or the Class C Stockholder’s affiliates and certain other specified persons (collectively, the “Indemnitees”), to the fullest extent permitted by law, against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts incurred by any Indemnitee. We have agreed to provide this indemnification unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that the Indemnitee acted in bad faith or engaged in fraud or willful misconduct. We have also agreed to provide this indemnification for criminal proceedings.
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
Although the affirmative vote of a majority of our directors is required for any action to be taken by our board of directors, certain specified actions will also require the approval of the Class C Stockholder, which is controlled by our Managing Partners. These actions consist of the following:
•the entry into a debt financing arrangement by us in an amount in excess of 10% of our then existing long-term indebtedness (other than the entry into certain intercompany debt financing arrangements);
•the issuance by us or our subsidiaries of any securities that would (i) represent, after such issuance, or upon conversion, exchange or exercise, as the case may be, at least 5% on a fully diluted, as converted, exchanged or exercised basis, of any class of our or their equity securities or (ii) have designations, preferences, rights, priorities or powers that are more favorable than those of the Class A shares; provided, that no such approval shall be required for issuance of (x) securities that are issuable upon conversion, exchange or exercise of any securities that were issued and outstanding as of the effective date of our Certificate of Incorporation or (y) Class B share contemplated by Section 5.04 of our Certificate of Incorporation;

•the adoption by us of a stockholder rights plan;
•the amendment of our Certificate of Incorporation or our Bylaws;
•the exchange or disposition of all or substantially all of our assets in a single transaction or a series of related transactions;
•the merger, sale or other combination of the Company with or into any other person;
•the transfer, mortgage, pledge, hypothecation or grant of a security interest in all or substantially all of the assets of the Company and its subsidiaries;
•the removal of an executive officer;
•the liquidation or dissolution of us; and
•the sale or other disposition of the Apollo Operating Group and/or its subsidiaries or any portion thereof, through a merger, recapitalization, stock sale, asset sale or otherwise, to an unaffiliated third party, or a borrowing to finance a direct or indirect distribution to BRH Holdings GP, Ltd. (“BRH”), in each case subject to certain exceptions.
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
Our ability to pay regular dividends may be limited by our holding company structure. We are dependent on dividends from the Apollo Operating Group to pay dividends.
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
Risks Related to Taxation
Comprehensive U.S. federal income tax legislation became effective in 2018, which may adversely affect us.
The TCJA is the most comprehensive tax legislation passed in decades and contains many significant changes to the U.S. federal income tax laws. The exact impact of the TCJA for future years is difficult to quantify, but these changes could have an adverse effect on our business, results of operations and financial condition. In particular, the TCJA made various changes to the U.S. federal income tax laws that significantly impact the taxation of individuals, corporations and the taxation of taxpayers with overseas assets and operations. The TCJA, among other things, reduced the corporate income tax rate from 35% to 21%, limited the deductibility of net business interest expense for most businesses to 30% of “adjusted taxable income” (which is similar to EBITDA for taxable years beginning before January 1, 2022, and similar to EBIT for taxable years beginning thereafter), limited the deduction for net operating losses generated after 2017 to 80% of taxable income, eliminated the corporate alternative minimum tax, provided for immediate deductions for certain investments instead of deductions for depreciation expense over time, changed the timing of certain income recognition, introduced a longer holding period requirement for performance fees to receive long-term capital gain treatment, denied dividends received deductions for hybrid dividends and certain interest or royalty deductions involving hybrid transactions or hybrid entities, created a new minimum tax on certain foreign income and combated base erosion in the U.S. through a new alternative tax.
Although the reduction in the corporate tax rate from 35% to 21%, the immediate expensing of certain capital expenditures, and certain other changes introduced by the TCJA are expected to be beneficial to us and the portfolio companies of our funds, other changes introduced by the TCJA are expected to have an adverse effect. In particular, provisions addressing interest deductibility may limit the amount of interest expense that is deductible for U.S. federal income tax purposes by certain of our funds’ portfolio companies and thus increase taxes paid by such portfolio companies. In addition, the “base erosion and anti-abuse tax” or “BEAT,” which imposed a minimum tax on certain entities that make significant deductible payments to related foreign entities may result in a material additional tax burden for certain portfolio companies owned by our funds and Athene, which may reduce cash flow and make these investments less valuable over time.
Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to us and our funds is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. Specifically, the IRS could challenge our claims to increases in the tax basis of assets in the Apollo Operating Group arising from our incorporation and from various tax elections that have been made in connection therewith. Further, we cannot predict how changes in the TCJA, regulations, technical corrections or other guidance issued under it or conforming or non-conforming state tax rules might affect us or our business or the business of our funds’ portfolio companies. In addition, there can be no assurance that U.S. tax laws, including laws impacting the corporate income tax rate, will not change in the future. In addition, other changes could be enacted in the future to increase the corporate tax rate, limit further the deductibility of interest, subject carried interest to more onerous taxation or effect other changes that could have a material adverse effect on our business, results of operations and financial condition. President Biden has provided some informal guidance on what tax law changes he would support. Among other things, his proposals would raise the rate on both domestic and foreign income and impose a new alternative minimum tax on book income. If these proposals are ultimately enacted into legislation, they could materially impact our tax provision, cash tax liability and effective tax rate.
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
In order to meet these regulatory obligations, Apollo is required to register FFIs with the IRS, evaluate internal FATCA procedures, expand the review of investor Anti-Money Laundering/Know Your Customer requirements and tax forms, evaluate the FATCA offerings by third-party administrators and ensure that Apollo is prepared for the new global tax and information reporting requirements.
Further, FATCA as well as Chapters 3 and 61 of the Code, require Apollo to collect new IRS Tax Forms (W-9 and W-8 series), and, in some cases, Cayman Self-Certifications and other supporting documentation from their investors. Similarly, the Common Reporting Standards (“CRS”) require Apollo to collect CRS Self-Certifications. Apollo has undertaken efforts to re-paper their pre-existing investors and new investors.
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

Other countries, such as the U.K., Luxembourg, and the Cayman Islands, have implemented regimes similar to that of FATCA, and a growing number of countries have adopted (or are in process of introducing) similar legislation designed to provide increased transparency about our investors and their tax planning and profile. The OECD has also developed the CRS for exchange of information pursuant to which many countries have now signed multilateral agreements. As noted above, in the EU, a new mandatory exchange of information regime has been implemented under the DAC. The DAC, which effectively implements the CRS, requires EU member states to obtain detailed account information from financial institutions and exchange that information automatically with other jurisdictions annually. One or more of these information exchange regimes are likely to apply to our funds, and we may be obligated to collect and share with applicable taxing authorities information concerning investors in our funds (including identifying information and amounts of certain income allocable or distributable to them).Like FATCA, CRS imposes reporting obligations on Financial Institutions (“FIs”) not residents in the U.S., but CRS does not impose withholding tax obligations. Compliance with CRS and other similar regimes could result in increased administrative and compliance costs and could subject our investment entities to increased non-U.S. withholding taxes.
Investments in foreign countries and securities of issuers located outside of the U.S. may involve tax uncertainties and risks.
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
Implementation into domestic legislation is not yet complete and may not be uniform across the participating states; certain actions give states options for implementation, certain actions are recommendations only and other jurisdictions may elect to only partially implement rules where it is in the state’s interest. On November 24, 2016, the OECD published the text of the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent BEPS, which is intended to expedite the interaction of the tax treaty changes of the BEPS project. Several of the proposed measures, including measures covering treaty abuse, the deductibility of interest expense, local nexus requirements, transfer pricing and hybrid mismatch arrangements are potentially relevant to some of our fund structures and could have an adverse tax impact on our funds, investors and/or our funds’ portfolio companies. On June 7, 2017, the first wave of countries (68 in total) participated in the signing ceremony of the multilateral instrument (“MLI”). The MLI went into effect on July 1, 2018 with the intention to override and complement certain provisions in existing bilateral tax treaties. As of January 15, 2021, 95 countries have signed the MLI and 61 have ratified it. There are some important countries that have not yet signed including the U.S. and Brazil. As a result, uncertainty remains around the access to tax treaties for some of the investments’ holding platforms, which could create situations of double taxation and adversely impact the investment returns of our funds.
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
In addition, there are transfer pricing and standardized country by country (“CbC”) reporting requirements being implemented under the BEPS actions which may place additional administrative burden on our management team or portfolio company management and ultimately could lead to increased cost which could adversely affect profitability. For example, Luxembourg introduced additional transfer pricing regulations from January 1, 2017, that apply to intragroup financing activities and that are in line with the recommendations of the BEPS Action Plan. This has not significantly impacted our investments to date but has required some actions and adjustments in the structuring of our investments and in the maintenance and documentation thereof. Additional information from these sources and other documentation held by tax authorities is expected to be subject to greater information sharing under Automatic Exchange of Information provisions under BEPS and specific local arrangements such as the EU’s automatic exchange of cross-border rulings directive, or the mandatory disclosure of certain cross-border transactions (“DAC6”).
Countries including various EU countries have been moving forward on the BEPS agenda independent of agreement and finalization of the BEPS action items and certain European jurisdictions have adopted legislation affecting deductibility of interest and other financing expenses, local nexus requirements, transfer pricing and the treatment of hybrid entities and/or instruments.
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
The European Union has taken steps to implement a consistent application of BEPS project type principles between EU member states through the Anti-Tax Avoidance Directive 2016/1164 (“ATAD 1”) and the Council Directive amending Directive (EU) 2016/1164 (“ATAD II”) (together, “the ATAD rules”). The ATAD rules may place additional administrative burden on our management team or portfolio company management to assess the impact of such rules on the investments of our funds and ultimately could lead to increased cost which could adversely affect profitability. The ATAD rules may also impact the investment returns of our funds.
The OECD is continuing with the BEPS project with proposals under Pillar 1 and Pillar 2 workstreams. These approaches go beyond the original measures from the 2015 reports and may have the effect of changing the way that the tax base for the Company and our and funds’ investments is established. The impact for financial services businesses is currently unclear.
The European Union has taken further steps towards tax transparency DAC6. These rules (also known as the EU Mandatory Disclosure Rules (“MDR”)) may require taxpayers and their advisers to report on cross-border arrangements with an EU component that bear one of the proscribed hallmarks. The hallmarks are significantly broad such that a large volume of transactions within the financial services context may need to be disclosed. Failure to comply with disclosure obligations can result in fines and penalties. DAC6 may expose Apollo’s investment activities to increased scrutiny from European tax authorities. Furthermore, many tax authorities are unfamiliar with asset management businesses and dealing with challenges from tax authorities reviewing such information may also place additional administrative burden on our management team or portfolio company management and ultimately could lead to increased cost which could adversely affect profitability.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our principal executive offices are located in leased office space at 9 West 57th Street, New York, New York 10019. We also lease the space for our offices in New York, Los Angeles, San Diego, Houston, Bethesda, London, Frankfurt, Madrid, Luxembourg, Mumbai, Delhi, Singapore, Hong Kong, Shanghai and Tokyo, among other locations throughout the world. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our businesses.
ITEM 3.    LEGAL PROCEEDINGS
See note 16 to our consolidated financial statements for a summary of the Company’s legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A shares are traded on the NYSE under the symbol “APO.”
The number of holders of record of our Class A shares as of February 18, 2021 was 4. This does not include the number of stockholders that hold stock in “street name” through banks or broker-dealers. As of February 18, 2021, there was 1 holder of our Class B share. As of February 18, 2021, there was 1 holder of our Class C share.
Stock Performance Graph
The following graph depicts the total return to holders of our Class A shares from the closing price on December 31, 2015 through December 31, 2020, relative to the performance of the S&P 500 Index and the Dow Jones U.S. Asset Managers Index. The graph assumes $100 invested on December 31, 2015 and dividends received reinvested in the security or index.
The performance graph is not intended to be indicative of future performance. The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act or the Exchange Act.

Total Return Performance
Index Value
400
300
200
100
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
APO US Equity
S&P 500 Index
Dow Jones U.S. Asset Manager

Cash Dividend Policy
The quarterly cash dividend paid to our Class A stockholders can be found in note 14 to our consolidated financial statements. We have declared an additional cash dividend of $0.60 per Class A share in respect of the fourth quarter of 2020 which will be paid on February 26, 2021 to holders of record of Class A shares at the close of business on February 19, 2021.
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
The declaration, payment and determination of the amount of our quarterly dividend will be at the sole discretion of the executive committee of our board of directors, which may change our cash dividend policy at any time. We cannot assure you that any dividend, whether quarterly or otherwise, will or can be paid. In making decisions regarding our quarterly dividend, the executive committee of our board of directors will take into account general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, legal, tax and regulatory restrictions, restrictions and other implications on the payment of dividends by us to our Class A stockholders or by our subsidiaries to us and such other factors as the executive committee of our board of directors may deem relevant.
Because we are a holding company that owns intermediate holding companies, the funding of each dividend, if declared, will occur in three steps, as follows.
•First, we will cause one or more entities in the Apollo Operating Group to make a distribution to all of its partners or members (as applicable), including our wholly-owned subsidiaries APO Corp., APO Asset Co., LLC, APO (FC), LLC, APO (FC II), LLC, APO UK (FC), Limited and APO (FC III), LLC (as applicable), and Holdings, on a pro rata basis;
•Second, we will cause our intermediate holding companies, APO Corp., APO Asset Co., LLC, APO (FC), LLC, APO (FC II), LLC, APO UK (FC), Limited and APO (FC III), LLC (as applicable), to distribute to us, from their net after-tax proceeds, amounts equal to the aggregate dividend we have declared; and
•Third, we will distribute the proceeds received by us to our Class A stockholders on a pro rata basis.
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
In addition, the Apollo Operating Group’s cash flow from operations may be insufficient to enable it to make tax distributions to its partners, in which case the Apollo Operating Group may have to borrow funds or sell assets, and thus our liquidity and financial condition could be materially adversely affected. Furthermore, by paying cash dividends rather than investing that cash in our businesses, we might risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise.
Our cash dividend policy has certain risks and limitations, particularly with respect to liquidity. Although we expect to pay dividends according to our cash dividend policy, we may not pay dividends according to our policy, or at all, if, among other things, we do not have the cash necessary to pay the intended dividends.
As of December 31, 2020, approximately 8.1 million RSUs granted to Apollo employees (net of forfeited awards) were entitled to dividend equivalents, which are paid in cash.
Securities Authorized for Issuance Under Equity Compensation Plans
See the table under “Securities Authorized for Issuance Under Equity Compensation Plans” set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Unregistered Sale of Equity Securities
On November 3, 2020, November 17, 2020, November 30, 2020, and December 4, 2020, we issued 68,519, 50,703, 5,794, and 1,131 shares of Class A shares, respectively, net of taxes to Apollo Management Holdings, L.P., a subsidiary of Apollo Global Management, Inc., in connection with issuances of stock to participants in the Equity Plan for an aggregate purchase price of $2.5 million, $2.3 million, $0.3 million, and $0.1 million respectively. The issuance was exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our Class A shares made by us or on our behalf during the fiscal quarter ended December 31, 2020. From October 1, 2020 through December 31, 2020, the Company paid approximately $4.7 million in cash to satisfy tax withholding and cash settlement obligations in lieu of issuing Class A shares upon the vesting of equity awards representing 110,565 Class A shares.

Period	Total number of Class A shares purchased(1)	Average price paid per share	Total number of Class A shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of Class A shares that may yet be purchased under the plans or programs (3)
October 1, 2020 through October 31, 2020	—	$—	—	$387,433,190
November 1, 2020 through November 30, 2020	—	$—	—	$382,742,994
December 1, 2020 through December 31, 2020	—	$—	—	$382,707,077
Total	—
(1)    Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted Class A shares that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase Class A shares on the open market and retire them. See note 14 to the consolidated financial statements for further information on Class A shares.
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
(3)     Amounts have been adjusted to account for reductions of Class A shares to satisfy associated tax obligations in connection with the settlement of equity-based awards granted to employees under the Equity Plan.

ITEM 6.     SELECTED FINANCIAL DATA
Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Apollo Global Management, Inc.’s consolidated financial statements and the related notes as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section of this report entitled “Item 1A Risk Factors.” The highlights listed below have had significant effects on many items within our consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.
General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in credit, private equity and real assets with significant distressed expertise and a flexible mandate in the majority of our funds which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by our Managing Partners, Leon Black, Joshua Harris and Marc Rowan, who have worked together for more than 34 years and lead a team of 1,729 employees, including 557 investment professionals, as of December 31, 2020.
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
As of December 31, 2020, we had total AUM of $455.5 billion across all of our businesses. More than 90% of our total AUM was in funds with a contractual life at inception of five years or more, and 60% of such AUM was in permanent capital vehicles.

The following table presents the gross and net returns for Apollo’s credit segment by category type:

	Gross Returns	Net Returns
Category	For the Year Ended December 31, 2020	For the Year Ended December 31, 2020
Corporate Credit	6.7%	5.4%
Structured Credit	2.3%	2.1%
Direct Origination	4.5%	1.2%
On December 31, 2017, Fund IX held its final closing, raising a total of $23.5 billion in third-party capital and approximately $1.2 billion of additional capital from Apollo and affiliated investors for total commitments of $24.7 billion. On December 31, 2013, Fund VIII held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of December 31, 2020, Fund VIII had $2.5 billion of uncalled commitments remaining. Additionally, Fund VII held a final closing in December 2008, raising a total of $14.7 billion, and as of December 31, 2020, Fund VII had $1.8 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through December 31, 2020. Apollo’s private equity fund appreciation was 6.9% for the year ended December 31, 2020.
For our real assets segment, there was a total gross return of 1.0% for the year ended December 31, 2020, which represents gross return for our real estate equity funds and their co-investment capital, the European principal finance funds, and infrastructure equity funds.
For further detail related to fund performance metrics across all of our businesses, see “—The Historical Investment Performance of Our Funds.”

Holding Company Structure
The diagram below depicts our current organizational structure:

Managing Partners
100% of LP Units
BRH Holdings GP, Ltd. (Class B Common Stock)(2)(5)
GP
BRH Holdings, L.P.(3)
GP
90.4% of LP Units
9.6% of LP Units
Contributing Partners
Class A Stockholders (Class A Common Stock)(1)
AGM Management, LLC(5) (Class C Common Stock)
AP Professional Holdings, L.P.(4)
Athene Holding Ltd. (6.7% of Apollo Operating Group Units)(7)
39.9% of the LP or LLC interests of each Apollo Operating Group Entity
Apollo Global Management, Inc.
(53.4% of Apollo Operating Group Units)(6)
Intermediate Holding Companies
100%
APO Asset Co., LLC
100%
APO (FC), LLC
100%
APO (FC III), LLC
100%
APO UK (FC), Limited
100%
APO (FC II), LLC
100%
APO Corp.
53.4% of the LP or LLC interests of certain Apollo Operating Group Entities
53.4% of the LP or LLC interests of certain Apollo Operating Group Entities
53.4% of the LP or LLC interests of certain Apollo Operating Group Entities
53.4% of the LP or LLC interests of certain Apollo Operating Group Entities
53.4% of the LP or LLC interests of certain Apollo Operating Group Entities
53.4% of the LP or LLC interests of certain Apollo Operating Group Entities
Apollo Operating Group

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of February 18, 2021. As of February 18, 2021, there were 231,966,014 Class A shares, 1 Class B share and 1 Class C share issued and outstanding, and 173,178,263 AOG Units held by Holdings that are exchangeable for Class A shares on a one-for-one basis. In addition, as of February 18, 2021, Athene held 29,154,519 AOG Units that are non-voting equity interests of the Apollo Operating Group and are not exchangeable for Class A shares.
(1)As of February 18, 2021, the Class A shares represented 9.2% of the total voting power of the Class A shares, the Class B share and the Class C share, voting together as a single class, with respect to General Stockholder Matters. As of February 18, 2021, the Class A shares represented 53.4% of the total voting power of the Class A shares and the Class B share with respect to certain matters upon which they are entitled to vote pursuant to the certificate of incorporation of AGM Inc. (“COI”).
(2)Our Managing Partners own BRH Holdings GP, Ltd., which in turn holds our only outstanding Class B share. As of February 18, 2021, the Class B share represented 8.0% of the total voting power of the Class A shares, the Class B share and the Class C share, voting together as a single class, with respect to General Stockholder Matters, and a de minimus economic interest in AGM Inc. As of February 18, 2021, the Class B share represented 46.6% of the total voting power of the Class A shares and the Class B share with respect to certain matters upon which they are entitled to vote as a single class.
(3)Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles, limited partner interests in Holdings. Our Managing Partners’ economic interests are represented by their indirect beneficial ownership, through Holdings, of 36.1% of the limited partner interests in the Apollo Operating Group.
(4)Holdings owns 39.9% of the limited partner or limited liability company interests in each Apollo Operating Group entity. The AOG Units held by Holdings are exchangeable for Class A shares. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 36.1% of the AOG Units. Our Contributing Partners, through their interests in Holdings, beneficially own 3.8% of the AOG Units.
(5)BRH Holdings GP, Ltd. is the sole member of AGM Management, LLC, which in turns holds our only outstanding Class C share. The Class C share bestows to its holder certain management rights over AGM Inc. As of February 18, 2021, the Class C share represented 82.8% of the total voting power of the Class A shares, the Class B share and the Class C share, voting together as a single class, with respect to General Stockholder Matters, and a de minimus economic interest in AGM Inc.
(6)Represents 53.4% of the limited partner or limited liability company interests in each Apollo Operating Group entity, held through the intermediate holding companies. AGM Inc. also indirectly owns 100% of the general partner or managing member interests in each Apollo Operating Group entity.

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
In the U.S., the S&P 500 Index increased by 16.3% in 2020, following an increase of 28.9% in 2019. Global equity markets also appreciated during the year, with the MSCI All Country World ex USA Index increasing 8.1% following an increase of 23.2% in 2019.
Conditions in the credit markets also have a significant impact on our business. Credit markets were positive in 2020, with the BofAML HY Master II Index increasing by 6.2%, while the S&P/LSTA Leveraged Loan Index increased by 2.8%. The U.S. 10-year Treasury yield at the end of the year was 0.93%. The Federal Reserve lowered the benchmark interest rate two times during the year, for a target range of 0% to 0.25% at the end of 2020, down from to a target range of 1.50% to 1.75% at the end of 2019.
Foreign exchange rates can materially impact the valuations of our investments and those of our funds that are denominated in currencies other than the U.S. dollar. Relative to the U.S. dollar, the Euro appreciated 9.0% during the year, after depreciating by 2.2% in 2019, while the British pound appreciated 3.1% in 2020, after appreciating 3.9% in 2019. The price of crude oil depreciated by 20.5% during 2020, after appreciating by 34.5% during 2019.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP decreased at an annual rate of 3.5% in 2020, following an increase of 2.1% in 2019. As of January 2021, the International Monetary Fund estimated that the U.S. economy will expand by 5.1% in 2021 and 2.5% in 2022. The U.S. Bureau of Labor Statistics reported that the U.S. unemployment rate stood at 6.7% as of December 31, 2020.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its fund investors by focusing on opportunities that management believes are often overlooked by other investors. As such, Apollo’s global integrated investment platform deployed $88.2 billion of capital through the funds it manages during the year ended December 31, 2020. Drawdown capital deployed was $17.0 billion during the year ended December 31, 2020. We believe Apollo’s expertise in credit and its focus on nine core industry sectors, combined with more than 30 years of investment experience, has allowed Apollo to respond quickly to changing environments.

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
In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities, such as continuing to grow the assets of our permanent capital vehicles. As such, Apollo had $122.7 billion of capital inflows during the year ended December 31, 2020. Apollo returned $8.7 billion of capital and realized gains to the investors in the funds it manages during the year ended December 31, 2020, respectively.
On October 20, 2020, at a regularly scheduled meeting of AGM Inc.’s board of directors, Apollo’s Chairman and Chief Executive Officer, Leon Black, requested that the conflicts committee of the board of directors (comprised of independent directors) retain outside counsel to conduct a thorough review of, and independently confirm, the information that Mr. Black has conveyed about his previous professional relationship with Mr. Jeffrey Epstein. The conflicts committee had retained Dechert LLP as outside counsel to conduct a thorough, independent review which included interviewing individuals and examining relevant documents.
On January 25, 2021, the Company announced that the conflicts committee of the board of directors has completed its previously announced independent review of Chairman and CEO Leon Black’s previous professional relationship with Jeffrey Epstein and publicly released the review’s findings. The findings of the report are consistent with statements made by Mr. Black and Apollo regarding the prior relationship.
On January 25, 2021, the Company announced that, at a meeting of the executive committee of our board of directors on January 24, 2021, Mr. Black informed the executive committee members that he intends to retire from his position as Chief Executive Officer of the Company on or before July 31, 2021. Leon Black, Marc Rowan and Josh Harris, on behalf of our Class C Stockholder, voted to appoint Mr. Rowan as our Chief Executive Officer to begin serving in such role effective upon Mr. Black’s retirement. Mr. Black will continue to serve as Chairman of our board of directors following his retirement from his position as Chief Executive Officer.
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
Assets Under Management
The following presents Apollo’s Total AUM and Fee-Generating AUM by segment for the years ended December 31, 2018, 2019 and 2020 (in billions):

Note: Totals may not add due to rounding

The following presents Apollo’s AUM with Future Management Fee Potential for each of Apollo’s three segments as of December 31, 2019 and 2020 (in billions):

Note: Totals may not add due to rounding
The following table presents the components of Performance Fee-Eligible AUM for each of Apollo’s three segments:

	As of December 31, 2020				As of December 31, 2019
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)				(in millions)
Performance Fee-Generating AUM(1)	$34,685	$29,296	$4,886	$68,867	$38,560	$22,907	$5,179	$66,646
AUM Not Currently Generating Performance Fees	16,791	5,035	821	22,647	6,889	8,112	589	15,590
Uninvested Performance Fee-Eligible AUM	9,847	27,214	5,709	42,770	9,922	30,084	4,676	44,682
Total Performance Fee-Eligible AUM (2)	$61,323	$61,545	$11,416	$134,284	$55,371	$61,103	$10,444	$126,918
(1)Performance Fee-Generating AUM of $1.6 billion and $3.2 billion as of December 31, 2020 and December 31, 2019, respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.
(2)Effective as of June 30, 2020, Performance Fee-Eligible AUM for Athora includes only capital commitments. Prior period Performance Fee-Eligible AUM has been conformed to reflect this change in presentation.

The following table presents AUM Not Currently Generating Performance Fees for funds that have invested capital for more than 24 months as of December 31, 2020 and the corresponding appreciation required to reach the preferred return or high watermark in order to generate performance fees:

Strategy / Fund	Invested AUM Not Currently Generating Performance Fees	Investment Period Active > 24 Months	Appreciation Required to Achieve Performance Fees(1)
	(in millions)
Credit:
Corporate Credit	$8,445	$6,254	3%
Structured Credit	4,689	4,468	8%
Direct Origination	3,657	3,656	3%
Total Credit	16,791	14,378	5%
Private Equity:
ANRP II	1,670	1,670	13%
Hybrid Capital	931	931	200%
Other PE	2,434	2,321	41%
Total Private Equity	5,035	4,922	62%
Real Assets:
Total Real Assets	821	333	> 250bps
Total	$22,647	$19,633
(1)All investors in a given fund are considered in aggregate when calculating the appreciation required to achieve performance fees presented above. Appreciation required to achieve performance fees may vary by individual investor. Funds with an investment period less than 24 months are “N/A”.
The components of Fee-Generating AUM by segment are presented below:

	As of December 31, 2020
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$922	$25,168		$6,580	$32,670
Fee-Generating AUM based on invested capital	3,000	15,393		2,434	20,827
Fee-Generating AUM based on gross/adjusted assets	238,202	771		26,820	265,793
Fee-Generating AUM based on NAV	27,534	494		1,356	29,384
Total Fee-Generating AUM	$269,658	$41,826	(1)	$37,190	$348,674
(1)The weighted average remaining life of the traditional private equity funds as of December 31, 2020 was 73 months.

	As of December 31, 2019
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$3,921	$26,849		$4,932	$35,702
Fee-Generating AUM based on invested capital	1,372	15,743		2,273	19,388
Fee-Generating AUM based on gross/adjusted assets	144,028	814		21,403	166,245
Fee-Generating AUM based on NAV	23,572	420		1,119	25,111
Total Fee-Generating AUM	$172,893	$43,826	(1)	$29,727	$246,446
(1)    The weighted average remaining life of the traditional private equity funds as of December 31, 2019 was 80 months.

The following presents the total AUM and Fee-Generating AUM amounts for our credit segment as of December 31, 2019 and 2020 (in billions):

Total AUM
$328.6
$76.9
$23.9
$64.2
$163.6
$215.5
$27.9
$24.2
$52.7
$110.7
2019
2020
Corporate Credit
Structured Credit
Direct Origination
Advisory and Other

Fee-Generating AUM
$172.9
$12.8
$22.0
$45.5
$92.6
$269.7
$67.1
$21.1
$54.6
$126.9
2019
2020
Corporate Credit
Structured Credit
Direct Origination
Advisory and Other

Note: Totals may not add due to rounding
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
The following table presents the aggregate Athene Sub-Allocated Total AUM by asset class:

	As of December 31,	As of December 31,
	2020	2019
	(in millions)
Core Assets	$49,392	$32,346
Core Plus Assets	41,516	30,132
Yield Assets	64,693	48,552
High Alpha	6,200	5,051
Other Assets (1)	22,473	14,220
Total (2)	$184,274	$130,301
(1)Other Assets include cash, treasuries, equities and alternatives.
(2)Includes $41.3 billion and $10.0 billion of gross assets related to Athene Co-Invest Reinsurance Affiliate 1A Ltd. and $2.5 billion and $2.6 billion of unfunded commitments related to Apollo/Athene Dedicated Investment Program (“ADIP”) as of December 31, 2020 and December 31, 2019, respectively.
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
The following table presents Athora Sub-Advised and Athora Non-Sub-Advised AUM:

	As of December 31,	As of December 31,
	2020	2019
	(in millions)
Sub-Advised AUM	$7,800	$3,877
Non-Sub-Advised AUM	60,790	10,019
Total AUM	$68,590	$13,896
The following presents total AUM and Fee-Generating AUM amounts for our private equity segment as of December 31, 2019 and 2020 (in billions):

Total AUM
$76.8
$5.5
$9.1
$62.1
$80.7
$5.1
$11.1
$64.5
2019
2020
Private Equity Funds
Hybrid Capital
Natural Resources

Fee-Generating AUM
$43.8
$3.9
$3.0
$36.9
$41.8
$3.8
$4.0
$34.0
2019
2020
Private Equity Funds
Hybrid Capital
Natural Resources

Note: Totals may not add due to rounding

The following presents total AUM and Fee-Generating AUM amounts for our real assets segment as of December 31, 2019 and 2020 (in billions):

Total AUM
$38.8
$2.2
$7.2
$29.4
$46.2
$5.1
$6.9
$34.2
2019
2020
Real Estate
Principal Finance
Infrastructure

Fee-Generating AUM
$37.2
$4.2
$29.7
$1.7
$5.1
$5.1
$22.9
$27.9
2019
2020
Real Estate
Principal Finance
Infrastructure

Note: Totals may not add due to rounding
The following tables summarize changes in total AUM for each of Apollo’s three segments:

	For the Years Ended December 31,
	2020				2019
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$215,530	$76,788	$38,787	$331,105	$174,378	$75,086	$30,795	$280,259
Inflows(2)	108,147	5,733	8,822	122,702	39,116	3,779	8,682	51,577
Outflows(3)	(14,976)	(182)	(517)	(15,675)	(10,942)	(169)	(399)	(11,510)
Net Flows	93,171	5,551	8,305	107,027	28,174	3,610	8,283	40,067
Realizations	(2,512)	(4,826)	(1,364)	(8,702)	(2,111)	(7,275)	(2,056)	(11,442)
Market Activity(2)(4)	22,371	3,203	482	26,056	15,089	5,367	1,765	22,221
End of Period	$328,560	$80,716	$46,210	$455,486	$215,530	$76,788	$38,787	$331,105
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
(2)For the year ended December 31, 2020, market activity includes mark-to-market changes and investment income of Athene, which had previously been reported as inflows. Prior period numbers have been recast to conform to the current presentation.
(3)Outflows for Total AUM include redemptions of $2.6 billion and $2.9 billion during the years ended December 31, 2020 and 2019, respectively.

(4)Includes foreign exchange impacts of $6.2 billion, $193.5 million and $333.1 million for credit, private equity and real assets, respectively, during the year ended December 31, 2020, and foreign exchange impacts of $(251.6) million, $(44.0) million and $60.8 million for credit, private equity and real assets, respectively, during the year ended December 31, 2019.
    Year Ended December 31, 2020
Total AUM was $455.5 billion at December 31, 2020, an increase of $124.4 billion, or 37.6%, compared to $331.1 billion at December 31, 2019. The net increase was primarily due to client transactions which increased insurance assets under management. More specifically, the net increase was due to:
•Net flows of $107.0 billion primarily related to:
•a $93.2 billion increase related to funds we manage in the credit segment primarily consisting of (i) an increase in AUM in the advisory and other category due to the growth of our insurance clients through a strategic acquisition, (ii) an increase in AUM as Athene closed its reinsurance transaction with Jackson National Life Insurance Company, which added $28 billion of AUM, and (iii) $13.3 billion of subscriptions across the corporate credit funds we manage, primarily due to an additional $6 billion of new commitments for Apollo Strategic Origination Partners, a new origination platform expected to provide approximately $12 billion in financings over the next three years;
•an $8.3 billion increase related to funds we manage in the real assets segment primarily consisting of $6.5 billion of net segment transfers and $1.0 billion of subscriptions; and
•a $5.6 billion increase related to funds we manage in the private equity segment primarily consisting of $3.5 billion of subscriptions across the traditional private equity and hybrid value funds we manage.
•Market activity of $26.1 billion, primarily related to $22.4 billion of appreciation in the funds we manage in the credit segment, primarily related to the market activity of Athene and Athora.
•Realizations of $(8.7) billion primarily related to:
•$(4.8) billion related to funds we manage in the private equity segment primarily consisting of distributions of $2.2 billion and $0.8 billion from Fund VIII and Fund VII, respectively; and
•$(2.5) billion related to funds we manage in the credit segment primarily consisting of distributions from the corporate credit and direct origination funds we manage.
The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three segments:

	For the Years Ended December 31,
	2020				2019
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$172,893	$43,826	$29,727	$246,446	$144,071	$46,633	$23,663	$214,367
Inflows(2)	101,353	3,463	8,482	113,298	27,979	1,677	7,098	36,754
Outflows(3)	(18,173)	(4,611)	(991)	(23,775)	(12,703)	(2,955)	(761)	(16,419)
Net Flows	83,180	(1,148)	7,491	89,523	15,276	(1,278)	6,337	20,335
Realizations	(1,374)	(1,193)	(523)	(3,090)	(854)	(1,739)	(628)	(3,221)
Market Activity(4)	14,959	341	495	15,795	14,400	210	355	14,965
End of Period	$269,658	$41,826	$37,190	$348,674	$172,893	$43,826	$29,727	$246,446
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
(2)For the year ended December 31, 2020, market activity includes mark-to-market changes and investment income of Athene, which had previously been reported as inflows. Prior period numbers have been recast to conform to the current presentation.
(3)Outflows for Fee-Generating AUM include redemptions of $2.5 billion and $2.9 billion during the years ended December 31, 2020 and 2019, respectively.
(4)Includes foreign exchange impacts of $5.7 billion, $19.6 million and $260.2 million for credit, private equity and real assets, respectively, during the year ended December 31, 2020, and foreign exchange impacts of $(27.9) million, $3.7 million and $(27.2) million for credit, private equity and real assets, respectively, during the year ended December 31, 2019.

    Year Ended December 31, 2020
Total Fee-Generating AUM was $348.7 billion at December 31, 2020, an increase of $102.2 billion or 41.5%, compared to $246.4 billion at December 31, 2019. The net increase was primarily due to net flows of $89.5 billion primarily related to:
•an $83.2 billion increase related to funds we manage in the credit segment primarily consisting of (i) an increase in AUM in the advisory and other category due to the growth of our insurance clients through a strategic acquisition, (ii) an increase in AUM as Athene closed its reinsurance transaction with Jackson National Life Insurance Company, which added $28 billion of AUM, and (iii) $3.5 billion of subscriptions across the corporate credit funds we manage; and
•a $7.5 billion increase related to funds we manage in the real assets segment primarily consisting of $5.9 billion of net segment transfers and $1.4 billion of fee-generating capital deployment, primarily related to the commencement of U.S. RE Fund III’s investment period.
•Market activity of $15.8 billion primarily related to $15.0 billion of appreciation in the funds we manage in the credit segment, primarily related to the market activity of Athene and Athora.
Deployment, Drawdown Deployment and Uncalled Commitments
During the third quarter of 2020, the Company modified the definition of deployment to include net purchases, certain originations and net syndications to provide a more accurate representation of market activity across all the funds and accounts the Company manages. Prior period deployment figures have been recast to conform to this change in definition. The prior definition of deployment was limited to purchases in our commitment based funds, excluding certain funds in which permanent capital vehicles are the primary investor, and SIAs that have a defined maturity date, and has been renamed “drawdown deployment”.
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

Deployment and Drawdown Deployment
The following presents deployment across all funds and drawdown deployment for funds and SIAs with a defined maturity date, by segment, for the years ended December 31, 2018, 2019 and 2020 (in billions):

Note: Totals may not add due to rounding

Uncalled Commitments
The following presents Apollo’s uncalled commitments by segment as of December 31, 2019 and 2020 (in billions):

Uncalled commitments

$65.0
$7.0
$33.5
$24.5
$53.7
$5.7
$36.3
$11.6
2019
2020
Credit
Private Equity
Real Assets

Note: Totals may not add due to rounding
As of December 31, 2020 and December 31, 2019, Apollo had $46.8 billion and $46.4 billion of dry powder, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses and commitments from permanent capital vehicles.
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
Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund VI generated a 12% gross IRR and a 9% net IRR since its inception through December 31, 2020, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through December 31, 2020. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares and our Preferred shares” and “Item 1A. Risk Factors—The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and is expected to continue to impact our business, financial condition and results of operations.”

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
All amounts are as of December 31, 2020, unless otherwise noted:

($ in millions)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR	Net IRR
Private Equity:
Fund IX	2018	$25,400	$24,729	$6,017	$1,195	$5,443	$6,778	$7,973	30%	11%
Fund VIII	2013	19,239	18,377	16,063	10,956	9,737	15,094	26,050	16	11
Fund VII	2008	3,006	14,677	16,461	32,074	1,979	984	33,058	33	25
Fund VI	2006	647	10,136	12,457	21,134	405	4	21,138	12	9
Fund V	2001	260	3,742	5,192	12,721	120	2	12,723	61	44
Fund I, II, III, IV & MIA(2)	Various	12	7,320	8,753	17,400	—	—	17,400	39	26
Traditional Private Equity Funds(3)		$48,564	$78,981	$64,943	$95,480	$17,684	$22,862	$118,342	39%	24
ANRP III	2020	1,368	1,400	131	8	131	117	125	NM1	NM1
ANRP II	2016	2,556	3,454	2,702	1,416	2,005	1,816	3,232	11	4
ANRP I	2012	326	1,323	1,149	1,035	605	105	1,140	—	(4)
AION	2013	554	826	699	326	413	463	789	5	(1)
HVF I	2019	3,551	3,238	2,386	431	2,115	2,433	2,864	28	22
Total Private Equity		$56,919	$89,222	$72,010	$98,696	$22,953	$27,796	$126,492
Credit:
FCI III	2017	$2,404	$1,906	$2,671	$1,526	$1,879	$1,934	$3,460	21%	16%
FCI II	2013	2,239	1,555	3,020	2,024	1,765	1,633	3,657	7	5
FCI I	2012	—	559	1,516	1,975	—	—	1,975	11	8
SCRF IV (6)	2017	2,370	2,502	4,686	2,821	2,011	2,062	4,883	1	—
SCRF III	2015	—	1,238	2,110	2,428	—	—	2,428	18	14
SCRF II	2012	—	104	467	528	—	—	528	15	12
SCRF I	2008	—	118	240	357	—	—	357	33	26
Accord IV	2020	1,881	1,864	96	—	103	106	106	NM1	NM1
Accord IIIB(7)	2020	1,413	1,758	606	385	292	229	614	15	12
Accord III	2019	717	886	2,352	2,225	221	285	2,510	NM1	NM1
Accord II(7)	2018	—	781	801	821	—	—	821	16	12
Accord I(7)	2017	—	308	111	113	—	—	113	10	5
Total Credit		$11,024	$13,579	$18,676	$15,203	$6,271	$6,249	$21,452
Real Assets:
European Principal Finance Funds
EPF III(4)	2017	$5,055	$4,641	$3,369	$1,619	$2,030	$2,875	$4,494	20%	10%
EPF II(4)	2012	1,163	3,529	3,711	4,587	660	470	5,057	14	8
EPF I(4)	2007	253	1,582	2,079	3,498	—	2	3,500	23	17
U.S. RE Fund III(5)(8)	N/A	683	687	43	—	43	52	52	NM1	NM1
U.S. RE Fund II(5)	2016	1,121	1,243	921	542	668	740	1,282	14	11
U.S. RE Fund I(5)	2012	216	656	639	810	148	129	939	13	9
Asia RE Fund II(5)(8)	N/A	526	528	243	1	242	242	243	NM1	NM1
Asia RE Fund I(5)	2017	712	719	445	211	289	415	626	19	14
Apollo Infrastructure Opportunity Fund II(8)	N/A	1,021	1,026	222	—	222	225	225	NM1	NM1
Apollo Infrastructure Opportunity Fund I	2018	1,137	897	801	691	358	428	1,119	24	19
Total Real Assets		$11,887	$15,508	$12,473	$11,959	$4,660	$5,578	$17,537
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
(4)Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.22 as of December 31, 2020.

(5)U.S. RE Fund I, U.S. RE Fund II, U.S. RE Fund III, Asia RE Fund I and Asia RE Fund II had $160 million, $771 million, $160 million, $376 million and $250 million of co-investment commitments as of December 31, 2020, respectively, which are included in the figures in the table. A co-invest entity within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.37 as of December 31, 2020.
(6)Remaining cost for certain of our credit funds may include physical cash called, invested or reserved for certain levered investments.
(7)Gross and Net IRR have been presented for these funds as they have a defined maturity date of less than 24 months and have substantially liquidated. Gross and Net IRR for Accord IIIB are not annualized.
(8)Vintage Year is not yet applicable as these funds have not had their final closings.
Private Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of December 31, 2020:

	Total Invested Capital	Total Value	Gross IRR
	(in millions)
Distressed for Control	$7,795	$18,881	29%
Non-Control Distressed	5,758	9,491	71
Total	13,553	28,372	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit(1)	51,390	89,970	21
Total	$64,943	$118,342	39%
(1)Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.
The following tables provide additional detail on the composition of the Fund IX, Fund VIII and Fund VII private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV, V and VI are included in the table above but not presented below as their remaining value is less than $100 million or the fund has been liquidated and such information was deemed not meaningful. All amounts are as of December 31, 2020:
Fund IX(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$898	$1,014
Opportunistic Buyouts	4,919	5,931
Distressed(2)	200	1,028
Total	$6,017	$7,973
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,704	$6,345
Opportunistic Buyouts	12,792	18,951
Distressed(2)	567	754
Total	$16,063	$26,050

Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,539	$3,682
Opportunistic Buyouts	4,338	10,733
Distressed/Other Credit(2)	9,584	18,643
Total	$16,461	$33,058
(1)Committed capital less unfunded capital commitments for Fund IX, Fund VIII and Fund VII were $6.6 billion, $16.1 billion and $14.4 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreement or other governing agreements.
(2)The distressed investment strategy includes distressed for control, non-control distressed and other credit. Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.
During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through December 31, 2020), our private equity funds have invested $60.1 billion, of which $21.2 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII and VI was 5.7x, 6.1x and 7.7x, respectively, as of December 31, 2020. Our average entry multiple for a private equity fund is the average of the total enterprise value over an applicable adjusted earnings before interest, taxes, depreciation and amortization, which may incorporate certain adjustments based on the investment team’s estimates and we believe captures the true economics of our funds’ investments in portfolio companies. The average entry multiple of actively investing funds may include committed investments not yet closed.
Permanent Capital
The following table summarizes the investment record for our permanent capital vehicles by segment, excluding Athene-related and Athora-related assets managed or advised by ISG and ISGI:

			Total Returns(1)
	IPO Year(2)	Total AUM	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Credit:		(in millions)
MidCap(3)	N/A	$8,142	6%	17%
AIF	2013	345	4	19%
AFT	2011	373	3	14%
AINV/Other(4)	2004	4,446	(27)	57%
Real Assets:
ARI	2009	6,930	(29)%	21%
Total		$20,236
(1)Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.
(2)An initial public offering (“IPO”) year represents the year in which the vehicle commenced trading on a national securities exchange.
(3)MidCap is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 1% and 11% for the years ended December 31, 2020 and December 31, 2019, respectively.
(4)Included within Total AUM of AINV/Other is $1.6 billion of AUM related to a non-traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services. Total returns exclude performance related to this AUM.
SIAs
As of December 31, 2020, Apollo managed approximately $30 billion of total AUM in SIAs, which include capital deployed from certain SIAs across Apollo’s credit, private equity and real assets funds.

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
As of December 31, 2020, approximately 57% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 43% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our credit, private equity and real assets segments, the percentage determined using market-based valuation methods as of December 31, 2020 was 74%, 21% and 22%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest” and “—The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and is expected to continue to impact our business, financial condition and results of operations” for discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
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
The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis and (ii) realized and unrealized performance fees for Apollo’s combined segments:

	As of December 31,
	2020	2019	Performance Fees for the Year Ended December 31, 2020			Performance Fees for the Year Ended December 31, 2019			Performance Fees for the Year Ended December 31, 2018
	Performance Fees Receivable on an Unconsolidated Basis		Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in thousands)
Credit:
Corporate Credit	$213,889	$89,611	$49,099	$172,231	$221,330	$10,098	$97,674	$107,772	$4,837	$33,198	$38,035
Structured Credit	157,885	201,437	(33,911)	14,999	(18,912)	55,640	35,527	91,167	19,839	15,686	35,525
Direct Origination	57,078	104,535	(7,752)	11,047	3,295	(17,080)	57,520	40,440	42,079	24,645	66,724
Advisory and Other	25,342	—	25,342	—	25,342	—	—	—	—	—	—
Total Credit	454,194	395,583	32,778	198,277	231,055	48,658	190,721	239,379	66,755	73,529	140,284
Total Credit, net of profit sharing payable/expense	113,754	103,835	7,039	69,435	76,474	8,443	97,046	105,489	42,015	37,450	79,465
Private Equity:
Fund IX	153,798	—	153,798	—	153,798	—	—	—	—	—	—
Fund VIII	800,308	715,531	84,777	—	84,777	274,337	387,994	662,331	(575,264)	213,549	(361,715)
Fund VII(1)(2)	6	172	(7,410)	504	(6,906)	(59,065)	2,703	(56,362)	(108,938)	7,350	(101,588)
Fund VI(2)	17,805	17,130	22	653	675	28,331	3,496	31,827	(51,851)	3,338	(48,513)
Fund IV and V (1)	—	—	(573)	—	(573)	(1,252)	—	(1,252)	(4,459)	—	(4,459)
ANRP I and II(1)(2)	2	5,119	(21,418)	277	(21,141)	(32,497)	13,918	(18,579)	(3,325)	11,612	8,287
HVF I	52,792	—	52,792	19,795	72,587	—	—	—	—	—	—
Other(1)(3)	26,820	94,026	(66,942)	8,458	(58,484)	35,685	21,041	56,726	(45,232)	43,229	(2,003)
Total Private Equity	1,051,531	831,978	195,046	29,687	224,733	245,539	429,152	674,691	(789,069)	279,078	(509,991)
Total Private Equity, net of profit sharing payable/expense	629,452	506,433	107,439	10,021	117,460	150,932	234,012	384,944	(507,864)	122,899	(384,965)
Real Assets:
Principal Finance(1)	82,425	199,208	(148,751)	35,025	(113,726)	77,028	1,760	78,788	(50,893)	45,367	(5,526)
Real Estate Equity Funds(1)	22,278	29,652	(21,539)	12,365	(9,174)	12,598	1,645	14,243	(241)	2,087	1,846
AIOF I	12,800	18,188	(5,389)	15,405	10,016	18,188	—	18,188	—	—	—
Other(1)(3)	5,366	19,475	(14,900)	—	(14,900)	9,027	(62)	8,965	(9,440)	8,517	(923)
Total Real Assets	122,869	266,523	(190,579)	62,795	(127,784)	116,841	3,343	120,184	(60,574)	55,971	(4,603)
Total Real Assets, net of profit sharing payable/expense	58,645	151,796	(113,031)	20,994	(92,037)	67,615	1,906	69,521	(42,227)	22,600	(19,627)
Total	$1,628,594	$1,494,084	$37,245	$290,759	$328,004	$411,038	$623,216	$1,034,254	$(782,888)	$408,578	$(374,310)
Total, net of profit sharing payable(4)/expense	$801,851	$762,064	$1,447	$100,450	$101,897	$226,990	$332,964	$559,954	$(508,076)	$182,949	$(325,127)

(1)As of December 31, 2020, certain private equity funds and certain real asset funds had $215.0 million and $46.9 million, respectively, in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations for certain private equity funds and certain real assets funds was $2,114.7 million and $43.5 million, respectively, as of December 31, 2020.
(2)As of December 31, 2020, the remaining investments and escrow cash of Fund VII, Fund VI, ANRP I and ANRP II were valued at 52%, 34%, 22% and 83% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of December 31, 2020, Fund VII had $128.5 million of gross performance fees, or $73.2 million net of profit sharing, in escrow. As of December 31, 2020, Fund VI had $167.6 million of gross performance fees, or $112.4 million net of profit sharing, in escrow. As of December 31, 2020, ANRP I had $40.2 million of gross performance fees, or $26.0 million net of profit sharing, in escrow. As of December 31, 2020, ANRP II had $31.2 million of gross performance fees, or $18.7 million net of profit sharing, in escrow. With respect to Fund VII, Fund VI, ANRP II and ANRP I, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per these funds’ partnership agreements. Performance fees receivable as of December 31, 2020 and realized performance fees for the year ended December 31, 2020 include interest earned on escrow balances that is not subject to contingent repayment.
(3)Other includes certain SIAs.
(4)There was a corresponding profit sharing payable of $826.8 million as of December 31, 2020, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $119.8 million.

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
The following table summarizes our performance fees since inception for our combined segments through December 31, 2020:

	Performance Fees Since Inception(1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation(3)	Maximum Performance Fees Subject to Potential Reversal(4)
	(in millions)
Credit:
Corporate Credit	$213.9	$1,195.8	$1,409.7	$—	$229.0
Structured Credit	157.9	170.5	328.4	—	157.3
Direct Origination	57.1	48.3	105.4	—	57.1
Advisory and Other	25.3	—	25.3	—	25.3
Total Credit	454.2	1,414.6	1,868.8	—	468.7
Private Equity:
Fund IX	153.8	—	153.8	—	153.8
Fund VIII	800.3	818.6	1,618.9	—	1,332.2
Fund VII	—	3,132.2	3,132.2	105.1	191.9
Fund VI	17.8	1,663.9	1,681.7	—	0.7
Fund IV and V	—	2,053.1	2,053.1	31.1	0.3
ANRP I and II	—	104.8	104.8	32.0	—
HVF I	52.8	19.8	72.6	—	62.8
Other	26.8	738.6	765.4	46.8	64.2
Total Private Equity	1,051.5	8,531.0	9,582.5	215.0	1,805.9
Real Assets:
Principal Finance	82.4	433.7	516.1	33.4	224.4
Real Estate Equity Funds	22.3	39.5	61.8	13.4	24.0
AIOF I	12.8	15.4	28.2	—	28.2
Other(5)	5.4	37.1	42.5	—	13.0
Total Real Assets	122.9	525.7	648.6	46.8	289.6
Total	$1,628.6	$10,471.3	$12,099.9	$261.8	$2,564.2
(1)Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.22 as of December 31, 2020. Certain funds are denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.37 as of December 31, 2020.
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
(3)Amounts were computed based on the fair value of fund investments on December 31, 2020. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at December 31, 2020. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(4)Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on December 31, 2020. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.
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
Other Expenses. The balance of our other expenses includes interest, placement fees, and general, administrative and other operating expenses. Interest expense consists primarily of interest related to the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2039 Senior Secured Guaranteed Notes, the 2048 Senior Notes and the 2050 Subordinated Notes as discussed in note 11 to our consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. In cases where the limited partners of the funds are determined to be the customer in an arrangement, placement fees may be capitalized as a cost to acquire a customer contract, and amortized over the life of the customer contract. General, administrative and other expenses includes occupancy expense, depreciation and amortization, professional fees and costs related to travel, information technology and administration. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets.

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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, Inc. primarily include the 40.4% and 44.7% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of December 31, 2020 and 2019, respectively. Additionally, as of December 31, 2020, Athene holds a 6.7% Non-Controlling Interest in the Apollo Operating Group as a result of the Transaction Agreement. Non-Controlling Interests also include limited partner interests in certain consolidated funds and VIEs.
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
Results of Operations
Below is a discussion of our consolidated results of operations for the years ended December 31, 2020, 2019 and 2018. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Years Ended December 31,		Amount Change	Percentage Change	For the Years Ended December 31,		Amount Change	Percentage Change
	2020	2019			2019	2018
	(in thousands)				(in thousands)
Revenues:
Management fees	$1,686,973	$1,575,814	$111,159	7.1%	$1,575,814	$1,345,252	$230,562	17.1%
Advisory and transaction fees, net	249,482	123,644	125,838	101.8	123,644	112,278	11,366	10.1
Investment income (loss):
Performance allocations	310,479	1,057,139	(746,660)	(70.6)	1,057,139	(400,305)	1,457,444	NM
Principal investment income (loss)	81,702	166,527	(84,825)	(50.9)	166,527	5,122	161,405	NM
Total investment income (loss)	392,181	1,223,666	(831,485)	(68.0)	1,223,666	(395,183)	1,618,849	NM
Incentive fees	25,383	8,725	16,658	190.9	8,725	30,718	(21,993)	(71.6)
Total Revenues	2,354,019	2,931,849	(577,830)	(19.7)	2,931,849	1,093,065	1,838,784	168.2
Expenses:
Compensation and benefits:
Salary, bonus and benefits	628,057	514,513	113,544	22.1	514,513	459,604	54,909	11.9
Equity-based compensation	213,140	189,648	23,492	12.4	189,648	173,228	16,420	9.5
Profit sharing expense	247,501	556,926	(309,425)	(55.6)	556,926	(57,833)	614,759	NM
Total compensation and benefits	1,088,698	1,261,087	(172,389)	(13.7)	1,261,087	574,999	686,088	119.3
Interest expense	133,239	98,369	34,870	35.4	98,369	59,374	38,995	65.7
General, administrative and other	354,217	330,342	23,875	7.2	330,342	266,444	63,898	24.0
Placement fees	1,810	1,482	328	22.1	1,482	2,122	(640)	(30.2)
Total Expenses	1,577,964	1,691,280	(113,316)	(6.7)	1,691,280	902,939	788,341	87.3
Other Income (Loss):
Net gains (losses) from investment activities	(455,487)	138,154	(593,641)	NM	138,154	(186,449)	324,603	NM
Net gains (losses) from investment activities of consolidated variable interest entities	197,369	39,911	157,458	394.5	39,911	45,112	(5,201)	(11.5)
Interest income	14,999	35,522	(20,523)	(57.8)	35,522	20,654	14,868	72.0
Other income (loss), net	20,832	(46,307)	67,139	NM	(46,307)	35,829	(82,136)	NM
Total Other Income (Loss)	(222,287)	167,280	(389,567)	NM	167,280	(84,854)	252,134	NM
Income before income tax (provision) benefit	553,768	1,407,849	(854,081)	(60.7)	1,407,849	105,272	1,302,577	NM
Income tax (provision) benefit	(86,966)	128,994	(215,960)	NM	128,994	(86,021)	215,015	NM
Net Income	466,802	1,536,843	(1,070,041)	(69.6)	1,536,843	19,251	1,517,592	NM
Net income attributable to Non-Controlling Interests	(310,188)	(693,650)	383,462	(55.3)	(693,650)	(29,627)	(664,023)	NM
Net Income (Loss) Attributable to Apollo Global Management, Inc.	156,614	843,193	(686,579)	(81.4)	843,193	(10,376)	853,569	NM
Series A Preferred Stock Dividends	(17,531)	(17,531)	—	—	(17,531)	(17,531)	—	—
Series B Preferred Stock Dividends	(19,125)	(19,125)	—	—%	(19,125)	(14,131)	(4,994)	35.3%
Net Income (Loss) Attributable to AGM Class A Shareholders	$119,958	$806,537	$(686,579)	(85.1)	$806,537	$(42,038)	$848,575	NM
Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.
A discussion of our consolidated results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018 is included in the Company’s Annual Report on Form 10-K filed with the SEC on February 21, 2020 (the “2019 Annual Report”).
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) pandemic, which has resulted in uncertainty and disruption in the global economy and financial markets. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of the Apollo Funds and their portfolio companies, for an indefinite period of time. See “Item 1A. Risk Factors — Risks Related to Our Businesses — The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and is expected to continue to impact our business, financial condition and results of operations.”
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
In this section, references to 2020 refer to the year ended December 31, 2020 and references to 2019 refer to the year ended December 31, 2019.
Revenues
Management fees increased by $111.2 million to $1.7 billion in 2020 from $1.6 billion in 2019. This change was primarily attributable to an increase in management fees earned from Athene and Athora of $87.9 million and $65.0 million, respectively. For additional details regarding changes in management fees in each segment, see “—Segment Analysis” below.
Advisory and transaction fees, net, increased by $125.8 million to $249.5 million in 2020 from $123.6 million in 2019. This increase was primarily driven by advisory and transaction fees earned in relation to a long-term strategic investment for an underlying real estate portfolio, transaction and advisory fees earned related to a strategic investment in a leading U.S. metal container business as well as net advisory and transaction fees earned with respect to certain portfolio companies in the media, telecom and technology industries and an increase in structuring fees earned from a company in the consumer and retail industry.
Performance allocations decreased by $746.7 million to $310.5 million in 2020 from $1.1 billion in 2019. The decrease in performance allocations was primarily attributable to decreased performance allocations earned from Fund VIII and SCRF IV of $622.4 million and $121.3 million, respectively, during 2020.
The decrease in performance allocations from Fund VIII was primarily driven by a lower appreciation in the value of the fund’s investments in public portfolio companies primarily in the manufacturing and industrial, consumer services, and financial sectors and in private portfolio companies primarily in the consumer services and leisure sectors during 2020. The decrease in performance allocations from SCRF IV was primarily driven by the fund’s mark-to-market losses on its investments in structured credit products due to widespread market sell-off and spread widening during 2020.
Principal investment income decreased by $84.8 million to $81.7 million in 2020 from $166.5 million in 2019. This change was primarily driven by decreases in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Fund VIII and AION of $70.3 million and $14.8 million, respectively.
Incentive fees increased by $16.7 million to $25.4 million in 2020 from $8.7 million in 2019. This change was primarily attributable to an increase in incentive fees earned from a strategic investment account of $13.9 million in 2020.
Expenses
Compensation and benefits decreased by $172.4 million to $1.1 billion in 2020 from $1.3 billion in 2019. This change was primarily attributable to a decrease in profit sharing expense of $309.4 million due to a corresponding decrease in performance allocations during 2020, as compared to the same period in 2019. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. The decrease in profit sharing expense was partially offset by an increase in salary, bonus and benefits of $113.5 million, primarily attributable to an increase in headcount. Additionally, there was an increase in equity-based compensation of $23.5 million due to higher amortization expenses associated with previously granted performance awards.
Included in profit sharing expense is $72.1 million and $72.2 million for 2020 and 2019, respectively, related to the Incentive Pool. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
Interest expense increased by $34.9 million to $133.2 million in 2020 from $98.4 million in 2019, primarily due to additional interest expense incurred as a result of the timing of issuances of debt arrangements, as described in note 11 to our consolidated financial statements.
General, administrative and other expenses increased by $23.9 million to $354.2 million in 2020 from $330.3 million in 2019. This change was primarily driven by an increase in professional fees and technology expenses during 2020.

Other Income (Loss)
Net losses from investment activities were $455.5 million in 2020 as compared to net gains from investment activities of $138.2 million in 2019. This change was primarily attributable to unrealized mark-to-market losses from the company’s investment in Athene Holding related to the combined impact of COVID-19 related market dislocation and a discount for lack of marketability (“DLOM”) during 2020. See note 7 and 15 to the consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net gains from investment activities of consolidated VIEs increased by $157.5 million to $197.4 million in 2020 from $39.9 million in 2019. This change was primarily driven by gains from newly consolidated funds during 2020, as discussed in note 6 to the consolidated financial statements.
Interest income decreased by $20.5 million to $15.0 million in 2020 from $35.5 million in 2019, primarily due to decreased interest income earned from U.S. Treasury securities as a result of lower interest rates in 2020.
Other Income, net was $20.8 million in 2020, as compared to other loss of $46.3 million in 2019. There was a gain in 2020 as compared to a loss in 2019 which was primarily attributable to losses from the change in tax receivable agreement liability.
Income Tax Provision
In 2020, the Company recognized an income tax provision of $(87.0) million, while in 2019, the Company recognized an income tax benefit of $129.0 million. The change was primarily related to: (i) the significant benefit retained by the Company upon Conversion in 2019 for the step-up in assets from prior year exchanges of AOG Units for Class A shares, and (ii) all earnings becoming subject to corporate-level taxation subsequent to Conversion. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 15.7% and (9.2)% for 2020 and 2019, respectively. The most significant reconciling items between our U.S. federal statutory income tax rate and our effective income tax rate were due to the following: (i) income passed through to Non-Controlling Interests, (ii) foreign, state and local income taxes, including NYC UBT, and (iii) impacts upon Conversion in 2019 noted above (see note 10 to the consolidated financial statements for further details regarding the Company’s income tax provision).
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
A discussion of our segment statement of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018 is included in the Company’s 2019 Annual Report.

Credit
The following table sets forth our segment statement of operations information and our supplemental performance measure, Segment Distributable Earnings, within our credit segment.

	For the Years Ended December 31,		Total Change	Percentage Change	For the Years Ended December 31,		Total Change	Percentage Change
	2020	2019			2019	2018
	(in thousands)				(in thousands)
Credit:
Management fees	$934,852	$779,266	$155,586	20%	$779,266	$642,331	$136,935	21%
Advisory and transaction fees, net	117,534	44,116	73,418	166	44,116	8,872	35,244	397
Performance fees (1)	9,836	21,110	(11,274)	(53)	21,110	28,390	(7,280)	(26)
Fee Related Revenues	1,062,222	844,492	217,730	26	844,492	679,593	164,899	24
Salary, bonus and benefits	(246,496)	(196,143)	(50,353)	26	(196,143)	(180,448)	(15,695)	9
General, administrative and other	(156,112)	(131,664)	(24,448)	19	(131,664)	(119,450)	(12,214)	10
Placement fees	(1,519)	(272)	(1,247)	458	(272)	(1,130)	858	(76)
Fee Related Expenses	(404,127)	(328,079)	(76,048)	23	(328,079)	(301,028)	(27,051)	9
Other income (loss), net of Non-Controlling Interest	(2,279)	54	(2,333)	NM	54	1,104	(1,050)	(95)
Fee Related Earnings	655,816	516,467	139,349	27	516,467	379,669	136,798	36
Realized performance fees (2)	188,441	169,611	18,830	11	169,611	45,139	124,472	276
Realized profit sharing expense (2)	(128,842)	(93,675)	(35,167)	38	(93,675)	(36,079)	(57,596)	160
Net Realized Performance Fees	59,599	75,936	(16,337)	(22)	75,936	9,060	66,876	NM
Realized principal investment income, net (3)	8,375	8,764	(389)	(4)	8,764	19,199	(10,435)	(54)
Net interest loss and other	(56,200)	(21,997)	(34,203)	155	(21,997)	(13,619)	(8,378)	62
Segment Distributable Earnings	$667,590	$579,170	$88,420	15%	$579,170	$394,309	$184,861	47%
(1)Represents certain performance fees related to business development companies, Redding Ridge Holdings, and MidCap.
(2)Excludes realized performance fees and realized profit sharing expense settled in the form of shares of Athene Holding during the year ended December 31, 2018.
(3)Realized principal investment income, net includes dividends from our permanent capital vehicles, net of such amounts used to compensate employees.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
In this section, references to 2020 refer to the year ended December 31, 2020 and references to 2019 refer to the year ended December 31, 2019.
Management fees increased by $155.6 million to $934.9 million in 2020 from $779.3 million in 2019. This change was primarily attributable to an increase in management fees earned from Athene and Athora of $81.4 million and $49.1 million, respectively.
Advisory and transaction fees, net increased by $73.4 million to $117.5 million in 2020 from $44.1 million in 2019. This increase was primarily driven by advisory and transaction fees earned in relation to a long-term strategic investment for an underlying real estate portfolio, transaction and advisory fees earned related to a strategic investment in a U.S. metal container business, and structuring fees earned related to portfolio companies in the energy and consumer and retail industries during 2020.
Performance fees decreased by $11.3 million to $9.8 million in 2020 from $21.1 million in 2019, primarily attributable to a decrease in performance fees earned from Redding Ridge Holdings of $9.1 million, as Redding Ridge Holdings achieved its annualized hurdle rate during 2019 but did not do so in 2020.
Salary, bonus and benefits expense increased by $50.4 million to $246.5 million in 2020 from $196.1 million in 2019 primarily due to an increase in headcount.
General, administrative and other expense increased by $24.4 million to $156.1 million in 2020 from $131.7 million in 2019. The change was primarily driven by increases in professional fees and technology expense in 2020.
Realized performance fees increased by $18.8 million to $188.4 million in 2020 from $169.6 million in 2019. This change was primarily attributable to an increase in realized performance fees generated from Credit Strategies and PPF Credit Strategies of $68.2 million and $18.9 million, respectively, partially offset by a decrease in realized performance fees generated from Midcap and FCI I of $45.4 million and $24.2 million, respectively in 2020.

The increase in realized performance fees from Credit Strategies and PPF Credit Strategies were a result of additional fees that crystallized on December 31, 2020, as market values were higher for investments held across the funds during December 31, 2020. The decrease in realized performance fees generated from Midcap was primarily a result of achieving a vesting provision during 2019, while the fund had no realized performance fees in 2020. The decrease in realized performance fees generated from FCI I was primarily driven by realizations of the fund’s investments in various life settlement policies during 2019, while the fund had no realized performance fees during 2020.
Realized profit sharing expense increased by $35.2 million to $128.8 million in 2020 from $93.7 million in 2019, as a result of a corresponding increase in realized performance fees as described above, and an increase in profit sharing expense related to the Incentive Pool. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $49.2 million and $17.7 million related to the Incentive Pool for 2020 and 2019, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Net interest loss and other increased by $34.2 million to $56.2 million in 2020 from $22.0 million in 2019, primarily due to additional interest expense incurred as a result of the timing of issuances of debt arrangements, as described in note 11 to our consolidated financial statements as well as a decrease in interest income earned from U.S. Treasury securities as a result of lower interest rates in 2020.. Additionally, the increase was partially due to one-time costs to wind down a managed account arrangement incurred during 2020.
Private Equity
The following table sets forth our segment statement of operations information and our supplemental performance measure, Segment Distributable Earnings, within our private equity segment.

	For the Years Ended December 31,		Total Change	Percentage Change	For the Years Ended December 31,		Total Change	Percentage Change
	2020	2019			2019	2018
	(in thousands)				(in thousands)
Private Equity:
Management fees	$506,506	$523,194	$(16,688)	(3)%	$523,194	$477,185	$46,009	10%
Advisory and transaction fees, net	124,697	71,324	53,373	75	71,324	89,602	(18,278)	(20)
Fee Related Revenues	631,203	594,518	36,685	6	594,518	566,787	27,731	5
Salary, bonus and benefits	(204,211)	(184,403)	(19,808)	11	(184,403)	(160,512)	(23,891)	15
General, administrative and other	(96,385)	(99,098)	2,713	(3)	(99,098)	(79,450)	(19,648)	25
Placement fees	(295)	(812)	517	(64)	(812)	(585)	(227)	39
Fee Related Expenses	(300,891)	(284,313)	(16,578)	6	(284,313)	(240,547)	(43,766)	18
Other income, net	(75)	4,306	(4,381)	NM	4,306	1,923	2,383	124
Fee Related Earnings	330,237	314,511	15,726	5	314,511	328,163	(13,652)	(4)
Realized performance fees	29,687	429,152	(399,465)	(93)	429,152	279,078	150,074	54
Realized profit sharing expense	(19,665)	(195,140)	175,475	(90)	(195,140)	(156,179)	(38,961)	25
Net Realized Performance Fees	10,022	234,012	(223,990)	(96)	234,012	122,899	111,113	90
Realized principal investment income	8,741	53,782	(45,041)	(84)	53,782	43,150	10,632	25
Net interest loss and other	(55,196)	(31,804)	(23,392)	74	(31,804)	(20,081)	(11,723)	58
Segment Distributable Earnings	$293,804	$570,501	$(276,697)	(49)%	$570,501	$474,131	$96,370	20%
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
In this section, references to 2020 refer to the year ended December 31, 2020 and references to 2019 refer to the year ended December 31, 2019.
Management fees decreased by $16.7 million to $506.5 million in 2020 from $523.2 million in 2019. This change was primarily attributable to a decrease in management fees earned from Fund VIII, Fund VII and COF III of $14.1 million, $11.0 million and $6.4 million, respectively, partially offset by an increase in management fees earned from HVF I of $12.8 million.
Advisory and transaction fees, net increased by $53.4 million to $124.7 million in 2020 from $71.3 million in 2019. This change was primarily attributable to transaction fees earned with respect to portfolio companies in the media, telecom and technology industries, a structuring fee earned from a portfolio company in the consumer and retail industries and transaction fees earned with respect to portfolio companies in the leisure industry.

Salary, bonus and benefits expense increased by $19.8 million to $204.2 million in 2020 from $184.4 million in 2019 primarily due to an increase in headcount.
Realized performance fees decreased by $399.5 million to $29.7 million in 2020 from $429.2 million in 2019. This change was primarily attributable to a decrease in realized performance fees generated from Fund VIII of $400.7 million. The realized performance fees earned from Fund VIII in 2019 were the result of sales and income generated from investments primarily in the manufacturing and industrial, business services, financial services and consumer service sectors. Fund VIII had no realized performance fees during 2020.
Realized profit sharing expense decreased by $175.5 million to $19.7 million in 2020 from $195.1 million in 2019, as a result of the corresponding decrease in realized performance fees as described above as well as a decrease in the profit sharing expense related to the Incentive Pool. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $7.4 million and $54.4 million of expenses related to the Incentive Pool for 2020 and 2019, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income decreased by $45.0 million to $8.7 million in 2020 from $53.8 million in 2019. This change was primarily attributable to a decrease in realizations from Apollo’s equity ownership in Fund VIII of $48.2 million in 2020.
Net interest loss and other increased by $23.4 million to $55.2 million in 2020 from $31.8 million in 2019 primarily due to additional interest expense incurred as a result of the timing of issuances of debt arrangements, as described in note 11 to our consolidated financial statements as well as a decrease in interest income earned from U.S. Treasury securities as a result of lower interest rates in 2020. Additionally, the increase was partially due to one-time costs to wind down a managed account arrangement incurred during 2020.
Real Assets
The following table sets forth our segment statement of operations information and our supplemental performance measure, Segment Distributable Earnings, within our real assets segment.

	For the Years Ended December 31,		Total Change	Percentage Change	For the Years Ended December 31,		Total Change	Percentage Change
	2020	2019			2019	2018
	(in thousands)				(in thousands)
Real Assets:
Management fees	$206,606	$188,610	$17,996	10%	$188,610	$163,172	$25,438	16%
Advisory and transaction fees, net	9,289	7,450	1,839	25	7,450	13,093	(5,643)	(43)
Fee Related Revenues	215,895	196,060	19,835	10	196,060	176,265	19,795	11
Salary, bonus and benefits	(110,280)	(82,770)	(27,510)	33	(82,770)	(74,002)	(8,768)	12
General, administrative and other	(51,386)	(42,242)	(9,144)	22	(42,242)	(40,391)	(1,851)	5
Placement fees	—	(1)	1	(100)	(1)	(407)	406	(100)
Fee Related Expenses	(161,666)	(125,013)	(36,653)	29	(125,013)	(114,800)	(10,213)	9
Other income (loss), net of Non-Controlling Interest	245	177	68	38	177	1,942	(1,765)	(91)
Fee Related Earnings	54,474	71,224	(16,750)	(24)	71,224	63,407	7,817	12
Realized performance fees	62,795	3,343	59,452	NM	3,343	55,971	(52,628)	(94)
Realized profit sharing expense	(41,800)	(1,437)	(40,363)	NM	(1,437)	(33,371)	31,934	(96)
Net Realized Performance Fees	20,995	1,906	19,089	NM	1,906	22,600	(20,694)	(92)
Realized principal investment income	5,735	3,151	2,584	82	3,151	7,362	(4,211)	(57)
Net interest loss and other	(23,118)	(11,525)	(11,593)	101	(11,525)	(8,330)	(3,195)	38
Segment Distributable Earnings	$58,086	$64,756	$(6,670)	(10)%	$64,756	$85,039	$(20,283)	(24)%
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
In this section, references to 2020 refer to the year ended December 31, 2020 and references to 2019 refer to the year ended December 31, 2019.
Management fees increased by $18.0 million to $206.6 million in 2020 from $188.6 million in 2019. This change was primarily attributable to an increase in management fees earned from Athene, Athora and Apollo Infrastructure Opportunity Fund II (“AIOF II”) of $7.7 million, $5.0 million and $4.2 million, respectively.

Advisory and transaction fees, net increased by $1.8 million to $9.3 million in 2020 from $7.5 million in 2019. This change was primarily attributable to advisory and transaction fees earned with respect to a portfolio company in the consumer and retail industry.
Salary, bonus and benefits expense increased by $27.5 million to $110.3 million in 2020 from $82.8 million in 2019 primarily due to an increase in headcount.
General, administrative and other expense increased by $9.1 million to $51.4 million in 2020 from $42.2 million in 2019. The change was primarily driven by an increase in fund organizational expenses, technology expense and professional fees in 2020.
Realized performance fees increased by $59.5 million to $62.8 million in 2020 from $3.3 million in 2019. The increase in realized performance fees in 2020 was primarily attributable to realized performance fees generated from EPF III and Apollo Infrastructure Opportunity Fund I (“AIOF I”) of $34.1 million and $15.4 million, respectively.
The increase in realized performance fees from EPF III was a result of the sale of investments in logistics assets in 2020, while the fund had no realized performance fees during 2019. The increase in realized performance fees from AIOF I was primarily a result of realizations of infrastructure related assets.
Realized profit sharing expense increased by $40.4 million to $41.8 million in 2020 from $1.4 million in 2019 as a result of the corresponding increase in realized performance fees as described above, and an increase in profit sharing expense related to the Incentive Pool. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $15.5 million and $0.1 million related to the Incentive Pool for 2020 and 2019, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income increased by $2.6 million to $5.7 million in 2020 from $3.2 million in 2019. This change was primarily attributable to an increase in realizations from Apollo’s equity ownership in AIOF I and EPF III.
Net interest loss and other increased by $11.6 million to $23.1 million in 2020 from $11.5 million in 2019 primarily due to additional interest expense incurred as a result of the timing of issuances of debt arrangements, as described in note 11 to our consolidated financial statements as well as a decrease in interest income earned from U.S. Treasury securities as a result of lower interest rates in 2020.

Summary of Distributable Earnings
The following table is a reconciliation of Distributable Earnings per share of common and equivalent to net dividend per share of common and equivalent.

	For the Years Ended December 31,
	2020	2019	2018
	(in thousands, except per share data)
Segment Distributable Earnings	$1,019,480	$1,214,427	$953,479
Taxes and related payables	(89,989)	(62,300)	(44,215)
Preferred dividends	(36,656)	(36,656)	(31,662)
Distributable Earnings	$892,835	$1,115,471	$877,602
Add back: Tax and related payables attributable to common and equivalents	63,560	49,814	36,645
Distributable Earnings before certain payables(1)	$956,395	$1,165,285	$914,247
Percent to common and equivalents	54%	56%	51%
Distributable Earnings before other payables attributable to common and equivalents	516,453	652,560	466,266
Less: Taxes and related payables attributable to common and equivalents	(63,560)	(49,814)	(36,645)
Distributable Earnings attributable to common and equivalents(2)	452,893	602,746	429,621
Distributable Earnings per share(3)	$2.02	$2.70	$2.12
Retained capital per share(3)	—	(0.35)	(0.29)
Net dividend per share(3)	$2.02	$2.35	$1.83
(1)Distributable Earnings before certain payables represents Distributable Earnings before the deduction for the estimated current corporate taxes and the amounts payable under Apollo’s tax receivable agreement.
(2)“Common and equivalents” consists of total Class A shares outstanding and RSUs that participate in dividends.
(3)Per share calculations are based on end of period Distributable Earnings Shares Outstanding, which consists of total Class A shares outstanding, AOG Units that participate in dividends and RSUs that participate in dividends.

Summary of Non-U.S. GAAP Measures
The table below sets forth a reconciliation of net income attributable to Apollo Global Management, Inc. Class A Common Stockholders to our non-U.S. GAAP performance measures:

	For the Years Ended December 31,
	2020	2019	2018
	(in thousands)
Net Income (Loss) Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$119,958	$806,537	$(42,038)
Preferred dividends	36,656	36,656	31,662
Net income attributable to Non-Controlling Interests in consolidated entities	118,378	30,504	31,648
Net income (loss) attributable to Non-Controlling Interests in the Apollo Operating Group	191,810	663,146	(2,021)
Net Income	$466,802	$1,536,843	$19,251
Income tax provision (benefit)	86,966	(128,994)	86,021
Income Before Income Tax Provision (Benefit)	$553,768	$1,407,849	$105,272
Transaction-related charges(1)	39,186	49,213	(5,631)
Charges associated with corporate conversion(2)	3,893	21,987	—
(Gains) losses from change in tax receivable agreement liability	(12,426)	50,307	(35,405)
Net income attributable to Non-Controlling Interests in consolidated entities	(118,378)	(30,504)	(31,648)
Unrealized performance fees(3)	(34,796)	(434,582)	782,888
Unrealized profit sharing expense(3)	33,350	207,592	(274,812)
Equity-based profit sharing expense and other(4)	129,084	96,208	91,051
Equity-based compensation	67,852	70,962	68,229
Unrealized principal investment (income) loss	(62,485)	(88,576)	62,097
Unrealized net (gains) losses from investment activities and other	420,432	(136,029)	191,438
Segment Distributable Earnings(5)	$1,019,480	$1,214,427	$953,479
Taxes and related payables	(89,989)	(62,300)	(44,215)
Preferred dividends	(36,656)	(36,656)	(31,662)
Distributable Earnings	$892,835	$1,115,471	$877,602
Preferred dividends	36,656	36,656	31,662
Taxes and related payables	89,989	62,300	44,215
Realized performance fees	(280,923)	(602,106)	(380,188)
Realized profit sharing expense	190,307	290,252	225,629
Realized principal investment income, net	(22,851)	(65,697)	(69,711)
Net interest loss and other	134,514	65,326	42,030
Fee Related Earnings	$1,040,527	$902,202	771,239
Depreciation, amortization and other, net	13,832	11,212	9,140
Fee Related EBITDA	$1,054,359	$913,414	$780,379
Realized performance fees(6)	280,923	602,106	380,188
Realized profit sharing expense(6)	(190,307)	(290,252)	(225,629)
Fee Related EBITDA + 100% of Net Realized Performance Fees	$1,144,975	$1,225,268	$934,938
(1)Transaction-related charges include contingent consideration, equity-based compensation charges and the amortization of intangible assets and certain other charges associated with acquisitions, and restructuring charges.
(2)Represents expenses incurred in relation to the Conversion, as described in note 1 to the consolidated financial statements.
(3)Includes realized performance fees and realized profit sharing expense settled in the form of shares of Athene Holding during the year ended December 31, 2018.
(4)Equity-based profit sharing expense and other includes certain profit sharing arrangements in which a portion of performance fees distributed to the general partner are allocated by issuance of equity-based awards, rather than cash, to employees of Apollo. Equity-based profit sharing expense and other also includes non-cash expenses related to equity awards in unconsolidated related parties granted to employees of Apollo.

(5)See note 17 to the consolidated financial statements for more details regarding Segment Distributable Earnings for the combined segments.
(6)Excludes realized performance fees and realized profit sharing expense settled in the form of shares of Athene Holding during the year ended December 31, 2018.
The table below sets forth a reconciliation of Class A shares outstanding to our Distributable Earnings Shares Outstanding:

	As of December 31, 2020	As of December 31, 2019
Total Class A shares outstanding	228,873,449	222,994,407
Non-GAAP Adjustments:
Participating Apollo Operating Group Units	204,028,327	180,111,308
Vested RSUs	1,833,332	2,349,618
Unvested RSUs Eligible for Dividend Equivalents	6,275,957	6,610,369
Distributable Earnings Shares Outstanding	441,011,065	412,065,702
Liquidity and Capital Resources
Overview
Apollo’s business model primarily derives revenues and cash flows from the assets it manages. Apollo targets operating expense levels such that fee income exceeds total operating expenses each period. The company intends to distribute to its stockholders on a quarterly basis substantially all of its distributable earnings after taxes and related payables in excess of amounts determined to be necessary or appropriate to provide for the conduct of the business. As a result, the Company requires limited capital resources to support the working capital or operating needs of the business. While primarily met by cash flows generated through fee income received, liquidity needs are also met (to a limited extent) through proceeds from borrowings and equity issuances as described in notes 11 and 14 to the consolidated financial statements, respectively. The Company had cash and cash equivalents of $1.6 billion at December 31, 2020.
Due to the COVID-19 pandemic, there has been volatility in the financial markets. While the Company is not aware of any events that would result in an immediate impact to our liquidity needs, we continue to monitor developments on the global spread of COVID-19 as additional information is obtained.
Primary Sources and Uses of Cash
The Company has multiple sources of short-term liquidity to meet its capital needs, including cash on hand, annual cash flows from its activities, and available funds from the Company’s $750 million revolving credit facility as of December 31, 2020. The Company believes these sources will be sufficient to fund our capital needs for at least the next twelve months. If the Company determines that market conditions are favorable after taking into account our liquidity requirements, we may seek to issue additional senior notes, preferred equity, or other financing instruments.
The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s consolidated statements of cash flows:

	For the Years Ended December 31,
	2020	2019	2018
	(in thousands)
Operating Activities	$(1,616,430)	$1,082,694	$814,259
Investing Activities	(837,659)	(263,972)	(247,260)
Financing Activities	3,299,310	139,713	(752,184)
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	$845,221	$958,435	$(185,185)

The assets of our consolidated funds and VIEs, on a gross basis, can be substantially larger than the assets of our core business and, accordingly, could have substantial effect on the accompanying statement of cash flows. Because our consolidated funds and VIEs are treated as investment companies for accounting purposes, their investing cash flow amounts are included in our cash flows from operations. The table below summarizes our consolidated statements of cash flow by activity attributable to the Company and to our consolidated funds and VIEs.

	For the Years Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided by the Company’s operating activities	$887,130	$1,080,611	$898,968
Net cash provided by (used in) the Consolidated Funds and VIEs operating activities	(2,503,560)	2,083	(84,709)
Net cash provided by (used in) operating activities	(1,616,430)	1,082,694	814,259
Net cash used in the Company’s investing activities	(67,837)	(262,716)	(259,619)
Net cash used in the Consolidated Funds & VIEs investing activities	(769,822)	(1,256)	12,359
Net cash used in investing activities	(837,659)	(263,972)	(247,260)
Net cash provided by (used in) the Company’s financing activities	(822,309)	144,882	(781,272)
Net cash provided by (used in) the Consolidated Funds and VIEs financing activities	4,121,619	(5,169)	29,088
Net cash provided by (used in) financing activities	$3,299,310	$139,713	$(752,184)
Operating Activities
The Company’s operating activities support its investment management activities. The primary sources of cash within the operating activities section include: (a) management fees, (b) advisory and transaction fees, (c) realized performance revenues, (d) realized principal investment income, and (e) investment sales from our consolidated funds and VIEs. The primary uses of cash within the operating activities section include: (a) compensation and non-compensation related expenses, (b) placement fees, (c) interest and taxes, and (d) investment purchases from our consolidated funds and VIEs.
•During the year ended December 31, 2020 cash used by operating activities primarily reflects the operating activity of our consolidated funds and VIEs, which include cash outflows for purchases of investments, offset by cash inflows from consolidated funds. Net cash used by operating activities also reflects cash outflows for compensation, general, administrative, and other expenses, offset by cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income.
•During the years ended December 31, 2019 and 2018, cash provided by operating activities primarily includes cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, offset by cash outflows for compensation, general, administrative, and other expenses. Net cash provided by operating activities also reflects the operating activity of our consolidated funds and VIEs, which primarily include cash inflows from consolidated funds and from sale of investments offset by cash outflows for purchases of investments.
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
•During the year ended December 31, 2020, cash used by investing activities primarily reflects purchases of U.S. Treasury securities and other investments and net contributions to equity method investments, offset partially by proceeds from maturities of U.S. Treasury securities. Net cash used by investing activities also reflects the investing activity of our consolidated funds and VIEs, which primarily reflects purchases of U.S. Treasury securities.
•During the years ended December 31, 2019 and 2018, cash used by investing activities primarily reflects purchases of U.S. Treasury securities and other investments and net contributions to equity method investments, offset partially by proceeds from maturities of U.S. Treasury securities.

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
•During the year ended December 31, 2020, cash provided in financing activities primarily reflects the financing activity of our consolidated funds and VIEs, which primarily include cash inflows from the issuance of debt, net contributions from Non-Controlling interest in consolidated entities, contributions from redeemable Non-Controlling interests, offset by cash outflows for the principal repayment of debt. Net cash provided by financing activities also reflects proceeds from the issuance of the 2030 Senior Notes, partially offset by dividends to Class A shareholders, distributions to Non-Controlling interest holders, and repurchases of Class A shares.
•During the year ended December 31, 2019, cash provided by financing activities primarily reflects proceeds from the issuance of the 2029 Senior Notes, the 2039 Senior Secured Guaranteed Notes and the 2050 Subordinated Notes, partially offset by dividends to Class A shareholders and distributions to Non-Controlling interest holders. Net cash provided by financing activities also reflects the financing activity of our consolidated funds and VIEs, which primarily include cash inflows from the issuance of debt offset by cash outflows for the principal repayment of debt.
•During the year ended December 31, 2018, cash used in financing activities primarily reflects repayments on the Term Facility and distributions to Class A shareholders and Non-Controlling interest holders, partially offset by proceeds from the issuance of the Series B Preferred shares and the 2048 Senior Notes.
Future Debt Obligations
The Company had long-term debt of $3.2 billion at December 31, 2020, which includes $3.1 billion of notes with maturities in 2024, 2026, 2029, 2030, 2039, 2048 and 2050. See note 11 to the consolidated financial statements for further information regarding the Company’s debt arrangements.
Contractual Obligations, Commitments and Contingencies
The Company had unfunded general partner commitments of $1.0 billion at December 31, 2020, of which $348.0 million related to Fund IX. For a summary and a description of the nature of the Company’s commitments, contingencies and contractual obligations, see note 16 to the consolidated financial statements and “—Contractual Obligations, Commitments and Contingencies”. The Company’s commitments are primarily fulfilled through cash flows from operations and (to a limited extent) through borrowings and equity issuances as described in notes 11 and 14 to the consolidated financial statements, respectively.
Consolidated Funds and VIEs
The Company manages its liquidity needs by evaluating unconsolidated cash flows; however, the Company’s financial statements reflect the financial position of Apollo as well as Apollo’s consolidated funds (including SPACs) and VIEs. The primary sources and uses of cash at Apollo’s consolidated funds and VIEs include: (a) raising capital from their investors, which have been reflected historically as Non-Controlling Interests of the consolidated subsidiaries in our financial statements, (b) using capital to make investments, (c) generating cash flows from operations through distributions, interest and the realization of investments, (d) distributing cash flow to investors, (e) issuing debt to finance investments (CLOs) and (f) raising capital through SPAC vehicles for future acquisition of targeted entities.
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
Revolver Facility
Under the Company’s AMH Credit Facility, the Company may borrow in an aggregate amount not to exceed $750 million and may incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as the Borrower is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. Borrowings under the AMH Credit Facility may be used for working capital and general corporate purposes, including without limitation, permitted acquisitions. The AMH Credit Facility has a final maturity date of November 23, 2025. The AMH Credit Facility refinanced the 2018 AMH Credit Facility at substantially the same terms. The 2018 AMH Credit Facility and all related loan documents were terminated as of November 23, 2020.
Dividends and Distributions
For information regarding the quarterly dividends and distributions which were made at the sole discretion of the Company’s Former Manager prior to the Conversion to Class A shareholders, Non-Controlling Interest holders in the Apollo Operating Group and participating securities, see note 14 to the consolidated financial statements.
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
Our current intention is to distribute to our Class A shareholders on a quarterly basis substantially all of our Distributable Earnings attributable to Class A shareholders, in excess of amounts determined by the executive committee of our board of directors to be necessary or appropriate to provide for the conduct of our business and, at a minimum, a quarterly dividend of $0.40 per share.
On February 3, 2021, the Company declared a cash dividend of $0.60 per Class A share, which will be paid on February 26, 2021 to holders of record at the close of business on February 19, 2021. Also, the Company declared a cash dividend of $0.398438 per share of Series A Preferred share and Series B Preferred share which will be paid on March 15, 2021 to holders of record at the close of business on March 1, 2021.
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
Fund VIII, Fund VII, Fund VI, ANRP I and ANRP II Escrow
As of December 31, 2020, the remaining investments and escrow cash of Fund VII, Fund VI, ANRP I and ANRP II were valued at 52%, 34%, 22% and 83% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, these funds are required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per these funds’ partnership agreements.
Netting Hole
As of December 31, 2020, the netting hole for Fund VIII was $266 million. A netting hole is a timing concept that refers to the amount of invested capital, allocable fund level fees and expenses required to be returned to investors in a fund from future investment realized gains of the fund before Apollo can receive additional amounts of realized performance fees.
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
Strategic Transaction with Athene Holding
On October 27, 2019 Athene Holding, AGM Inc. and the entities that form the Apollo Operating Group entered into the Transaction Agreement. Pursuant to the Transaction Agreement, Athene Holding issued on February 28, 2020, 35,534,942 AHL Class A Common Shares to certain subsidiaries of the Apollo Operating Group in exchange for (i) issuance by the Apollo Operating Group of 29,154,519 non-voting equity interests of the Apollo Operating Group to Athene Holding and (ii) $350 million in cash. See note 15 to the consolidated financial statements for further information regarding the Transaction Agreement with Athene Holding.
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
We utilized the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting dividends on certain Plan Grant and Performance Grant RSUs. The weighted average for the inputs utilized for the shares granted are presented in the table below for Plan Grants and Performance Grants:

	For the Years Ended December 31,
	2020	2019	2018
Plan Grants:
Dividend Yield(1)	5.0%	6.7%	5.7%
Cost of Equity Capital Rate(3)	11.6%	10.2%	10.8%
Performance Grants:
Dividend Yield(2)	5.1%	6.6%	6.8%
Cost of Equity Capital Rate(3)	10.9%	10.2%	10.8%
(1)    Calculated based on the historical dividends paid during the year ended December 31, 2020 and the price of the Company’s Class A shares as of the measurement date of the grant on a weighted average basis.
(2)    Calculated based on the historical dividends paid during the three months ended December 31, 2020 and the price of the Company’s Class A shares as of the measurement date of the grant on a weighted average basis.
(3)    Assumes a discount rate that was equivalent to the opportunity cost of foregoing distributions on unvested Plan Grant and Performance Grant RSUs as of the valuation date, based on the Capital Asset Pricing Model (“CAPM”). CAPM is a commonly used mathematical model for developing expected returns.

The following table summarizes the weighted average discounts for certain Plan Grants and Performance Grants:

	For the Years Ended December 31,
	2020	2019	2018
Plan Grants:
Discount for the lack of distributions until vested(1)	0.1%	18.7%	12.0%
Performance Grants :
Discount for the lack of distributions until vested(1)	8.7%	14.0%	12.8
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
The weighted average for the inputs utilized for the shares granted are presented in the table below for Plan Grants, Bonus Grants and Performance Grants:

	For the Years Ended December 31,
	2020	2019	2018
Plan Grants:
Holding Period Restriction (in years)	0.6	0.4	0.8
Volatility(1)	58.8%	37.9%	24.9%
Dividend Yield(2)	5.0%	6.7%	5.7%
Bonus Grants:
Holding Period Restriction (in years)	0.2	0.2	0.2
Volatility(1)	29.2%	40.7%	22.5%
Dividend Yield(2)	5.0%	7.2%	5.3%
Performance Grants:
Holding Period Restriction (in years)	1.0	0.9	1.2
Volatility(1)	47.6%	30.6%	23.9%
Dividend Yield(2)	5.1%	6.6%	5.7%
(1)The Company determined the expected volatility based on the volatility of the Company’s Class A share price as of the grant date with consideration to comparable companies.
(2)Calculated based on the historical dividends paid during the twelve months ended December 31, 2020, 2019 and 2018 and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.

The following table summarizes the weighted average marketability discounts for Plan Grants, Bonus Grants and Performance Grants:

	For the Years Ended December 31,
	2020	2019	2018
Plan Grants:
Marketability discount for transfer restrictions(1)	9.4%	4.9%	4.7%
Bonus Grants:
Marketability discount for transfer restrictions(1)	3.0%	4.1%	2.3%
Performance Grants:
Marketability discount for transfer restrictions(1)	9.2%	5.9%	5.6
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
As discussed in Note 7 to the consolidated financial statements, Apollo utilizes valuation committees consisting of members from senior management, to review and approve the valuation results related to the investments of the funds it manages. For certain publicly traded vehicles managed by the Company, a review is performed by an independent board of directors. The Company also retains external valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. Please refer to Note 7 of this report for more details on valuation techniques employed by Apollo to determine fair value of its investments in credit, private equity and real assets investments. The following section outlines some of the additional considerations with respect to COVID-19 that are incorporated in our valuation approach.
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
    Private Equity Investments
Over two thirds of Apollo’s private equity investments are valued using a market approach or an observable market price making overall portfolio returns in-line with relevant benchmark indices. Some of the additional considerations incorporated in valuation approaches include but are not limited to:
•relative liquidity and change in liquidity profile of the portfolio company; and
•portfolio company-specific business strength or weakness as it relates to COVID-19.
    Real Assets Investments
The estimated fair value of commercial mortgage-backed securities (“CMBS”) in Apollo’s real assets funds is determined by reference to market prices provided by certain dealers who make a market in these financial instruments. Debt and equity securities that are not publicly traded or whose market prices are not readily available, such as private commercial real estate debt and equity investments in entities that own real estate, are valued at fair value utilizing a model-based approach to determine fair value. Some of the considerations incorporated in our model-based valuation approaches include but are not limited to:
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
Contractual Obligations, Commitments and Contingencies
The Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows as of December 31, 2020:

	2021	2022	2023	2024	2025	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$41,407	$49,227	$50,785	$48,124	$46,028	$432,951	$668,522
Other long-term obligations(2)	17,539	1,262	733	733	733	733	21,733
2018 AMH Credit Facility(3)	675	675	675	675	611	—	3,311
2024 Senior Notes(3)	20,000	20,000	20,000	508,333	—	—	568,333
2026 Senior Notes(3)	22,000	22,000	22,000	22,000	22,000	508,983	618,983
2029 Senior Notes(3)	32,886	32,886	32,886	32,886	32,886	777,933	942,363
2030 Senior Notes(3)	13,250	13,250	13,250	13,250	13,250	558,663	624,913
2039 Senior Secured Guaranteed Notes(3)(4)	15,503	15,503	15,503	15,503	15,503	379,559	457,074
2048 Senior Notes(3)	15,000	15,000	15,000	15,000	15,000	633,750	708,750
2050 Subordinated Notes(3)	14,850	14,850	14,850	14,850	14,850	656,994	731,244
Secured Borrowing I	359	359	359	359	359	21,338	23,133
Secured Borrowing II	353	353	353	353	353	22,987	24,752
2016 AMI Term Facility I	268	268	268	268	20,619	—	21,691
2016 AMI Term Facility II	279	279	20,079	—	—	—	20,637
Obligations	$194,369	$185,912	$206,741	$672,334	$182,192	$3,993,891	$5,435,439
(1)Operating lease obligations excludes $132.8 million of other operating expenses associated with operating leases. Operating lease obligations includes $260.9 million related to leases that have not yet commenced.
(2)Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.
(3)See note 11 of the consolidated financial statements for further discussion of these debt obligations.
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

Commitments
Certain of our management companies and general partners are committed to contribute to the funds we manage and certain related parties. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our related parties, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its related parties, the percentage of total fund commitments of Apollo and its related parties, the commitment and remaining commitment amounts of Apollo only (excluding related parties), and the percentage of total fund commitments of Apollo only (excluding related parties) for each credit, private equity and real assets fund as of December 31, 2020 ($ in millions):

Fund	Apollo and Related Party Commitments	% of Total Fund Commitments	Apollo Only (Excluding Related Party) Commitments	Apollo Only (Excluding Related Party) % of Total Fund Commitments	Apollo and Related Party Remaining Commitments	Apollo Only (Excluding Related Party) Remaining Commitments
Credit:
Apollo Credit Opportunity Fund II, L.P. (“COF II”)	$30.5	1.93%	$23.4	1.48%	$0.8	$0.6
Apollo Credit Opportunity Fund I, L.P. (“COF I”)	449.2	30.26	29.7	2.00	—	—
Financial Credit Investment IV, L.P. (“FCI IV”)	179.0	21.36	14.4	1.72	179.0	14.4
Financial Credit Investment III, L.P. (“FCI III”)	224.3	11.76	0.1	0.01	110.6	0.1
Financial Credit Investment II, L.P. (“FCI II”)	244.6	15.72	—	—	114.9	—
Financial Credit Investment I, L.P. (“FCI I”)	151.3	27.07	—	—	—	—
SCRF IV	416.1	16.63	33.1	1.32	62.0	4.8
MidCap	1,859.7	77.32	126.9	5.27	74.7	6.4
Apollo Moultrie Credit Fund, L.P.	400.0	100.00	—	—	240.0	—
Apollo Accord Fund IV, L.P.	231.0	12.40	20.0	1.07	218.3	18.9
Apollo Accord Master Fund III, L.P.	225.1	25.40	0.1	0.01	97.8	—
Apollo Revolver Fund, L.P.	322.1	61.31	10.2	1.94	322.1	10.2
Apollo Strategic Origination Partners	6,121.2	50.50	121.2	1.00	6,121.2	121.2
Athora(1)(4)	1,378.4	32.54	223.2	5.27	—	—
Other Credit	4,445.0	Various	212.9	Various	1,572.1	97.7
Private Equity:
Fund IX	1,917.5	7.75	456.5	1.85	1,445.9	348.0
Fund VIII	1,543.5	8.40	396.8	2.16	218.9	58.0
Fund VII	467.2	3.18	178.1	1.21	60.0	23.1
Fund VI	246.3	2.43	6.1	0.06	9.7	0.2
Fund V	100.0	2.67	0.5	0.01	6.2	—
Fund IV	100.0	2.78	0.2	0.01	0.5	—
AION	151.0	18.28	50.0	6.05	15.6	4.9
ANRP I	376.1	28.43	10.1	0.76	47.8	1.0
ANRP II	481.2	13.93	25.9	0.75	101.0	5.5
ANRP III	650.1	46.44	20.2	1.45	586.2	18.3
A.A. Mortgage	625.0	80.31	—	—	563.4	—
Apollo Rose II, L.P.	887.1	51.01	33.0	1.9	325.8	12.4
Champ, L.P.	205.8	78.25	28.4	10.8	17.1	2.6
Apollo Royalties Management, LLC	108.6	100.00	—	—	—	—
HVF I	847.0	26.16	63.8	1.97	276.3	21.1
Hybrid Value Fund II	796.2	55.19	26.9	1.86	796.2	26.9
COF III	358.1	10.45	36.4	1.06	72.2	8.0
Asia Private Credit Fund	126.5	55.12	0.1	0.04	31.4	—
AEOF	125.5	12.01	25.5	2.44	92.5	18.8
Other Private Equity	902.6	Various	104.7	Various	173.3	45.6
Real Assets:
U.S. RE Fund III(2)	349.5	50.85	9.5	1.39	306.3	8.6
U.S. RE Fund II(2)	670.7	53.95	4.9	0.39	240.5	1.4
U.S. RE Fund I(2)	435.2	66.34	16.7	2.55	79.3	2.7
Asia RE Fund I(2)	386.8	53.77	8.4	1.16	178.3	3.2
Asia RE Fund II(2)	528.1	100.00	3.1	0.59	306.0	2.3
AIOF I(3)	241.1	26.87	8.9	0.99	129.1	4.8
AIOF II	440.3	42.90	15.3	1.49	396.7	13.8
EPF III(1)	609.4	13.13	74.6	1.61	327.1	41.0
EPF II(1)	413.2	11.71	60.2	1.70	91.4	17.9
EPF I(1)	328.2	20.74	21.6	1.37	52.9	4.9
Other Real Assets	461.7	Various	1.5	Various	63.1	0.2
Other:
Apollo SPN Investments I, L.P.	13.9	0.29	13.9	0.29	8.6	8.6
Total	$32,570.9		$2,517.0		$16,132.8	$978.1
(1)Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.22 as of December 31, 2020.

(2)Figures for U.S. RE Fund I include base, additional, and co-investment commitments. A co-investment vehicle within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.37 as of December 31, 2020. Figures for U.S. RE Fund II, U.S. RE Fund III, Asia RE Fund I and Asia RE Fund II include co-investment commitments.
(3)Figures for AIOF I include Apollo Infra Equity US Fund, L.P. and Apollo Infra Equity International Fund, L.P. commitments.
(4)Apollo only (excluding related party) remaining commitments excludes a €250 million unfunded commitment that is subject to satisfaction of certain conditions.
The AMH Credit Facility, 2024 Senior Notes, 2026 Senior Notes, 2029 Senior Notes, 2030 Senior Notes, 2039 Senior Secured Guaranteed Notes, the 2048 Senior Notes and the 2050 Subordinated Notes will have future impacts on our cash uses. See note 11 of our consolidated financial statements for information regarding the Company’s debt arrangements.
Contingent Obligation—Performance fees with respect to certain credit and private equity funds and real assets funds is subject to reversal in the event of future losses to the extent of the cumulative performance fees recognized in income to date. See note 16 of our consolidated financial statements for a description of our contingent obligation.
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of December 31, 2020, there were no underwriting commitments.
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
Certain of our funds hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize our risk exposure by limiting the counterparties with which our funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. As of December 31, 2020, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.
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
Non-U.S. Operations—We conduct business throughout the world and are continuing to expand into foreign markets. We currently have offices outside the U.S. in London, Frankfurt, Madrid, Luxembourg, Mumbai, Delhi, Singapore, Hong Kong, Shanghai and Tokyo, among other locations throughout the world, and have been strategically growing our international presence. Our fund investments and our revenues are primarily derived from our U.S. operations. With respect to our non-U.S. operations, we are subject to risk of loss from currency fluctuations, social instability, changes in governmental policies or policies of central banks, expropriation, nationalization, unfavorable political and diplomatic developments and changes in legislation relating to non-U.S. ownership. Our funds also invest in the securities of companies which are located in non-U.S. jurisdictions. As we continue to expand globally, we will continue to focus on monitoring and managing these risk factors as they relate to specific non-U.S. investments.
Sensitivity
Interest Rate Risk—Apollo has debt obligations that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of December 31, 2020 and 2019, we estimate that interest expense would increase on an annual basis, in the event interest rates were to increase by one percentage point, by approximately $0.4 million and $0.7 million, respectively.

In addition to our debt obligations, we are also subject to interest rate risk through the investments of our funds. For funds that pay management fees based on NAV or other bases that are sensitive to market value fluctuations, we anticipate our management fees would change consistent with the increase or decrease experienced by the underlying funds’ portfolios. In the event that interest rates were to increase by one percentage point, we estimate that management fees earned on a segment basis that were dependent upon estimated fair value would decrease by approximately $50.4 million and $33.4 million during the years ended December 31, 2020 and 2019, respectively.
Credit Risk—Similar to interest rate risk, we are also subject to credit risk through the investments of our funds. In the event that credit spreads were to increase by one percentage point, we estimate that management fees earned on a segment basis that were dependent upon estimated fair value would decrease by approximately $58.3 million and $42.6 million during the years ended December 31, 2020 and 2019, respectively.
Foreign Exchange Risk—We estimate for the years ended December 31, 2020 and 2019, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in management fees, performance fees and principal investment income:

	For the Years Ended December 31,
	2020		2019
	(in thousands)
Management fees	$19,315		$10,675
Performance fees	—	(1)	1,645
Principal investment income	2,259		1,120
(1)    We estimate a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in increases in performance fees during the year ended December 31, 2020.
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
Management Fees—Management fees from the funds in our credit segment are based on the net asset value of the relevant fund, gross assets, capital commitments or invested capital, each as defined in the respective management agreements. Changes in the fair values of the investments in credit funds that earn management fees based on net asset value or gross assets will have a direct impact on the amount of management fees that are earned. Management fees earned from our credit segment on a segment basis that were dependent upon estimated fair value during the years ended December 31, 2020 and 2019 would decrease by approximately $88.5 million and $71.0 million, respectively, if the fair values of the investments held by such funds were 10% lower during the same respective periods.
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
Performance Fees—Performance fees from most of our credit, private equity and real assets funds generally is earned based on achieving specified performance criteria and is impacted directly by changes in the fair value of the funds’ investments. We anticipate that a 10% decline in the fair values of investments held by all of the credit, private equity and real assets funds at December 31, 2020 and 2019 would decrease performance fees on a segment basis as presented in the table below:

	For the Years Ended December 31,
	2020	2019
	(in thousands)
10% Decline in Fair Value of Investments Held
Credit	$206,253	$222,874
Private Equity	542,201	446,502
Real Assets	159,963	132,795
Net Gains From Investment Activities—Net gains from investment activities related to the Company's investment in Athene Holding would decrease by approximately $194.3 million and $89.6 million for the years ended December 31, 2020 and 2019, respectively, if the fair value of the Company's investment in Athene Holding decreased by 10% during the same respective periods.
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
We anticipate that a 10% decline in the fair value of investments at December 31, 2020 and 2019 would result in an approximate $142.0 million and $126.5 million decrease in principal investment income in our consolidated financial statements, respectively.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Apollo Global Management, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Apollo Global Management, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Performance Allocations - Refer to Note 2 in the consolidated financial statements
Critical Audit Matter Description
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
◦We involved senior, more experienced audit team members to perform audit procedures.
◦We tested the design and operating effectiveness of controls over the performance allocation calculations and the determination of the fair value of illiquid investments.
◦We evaluated whether the Company’s performance allocation calculations were performed in accordance with the terms of the funds’ governing agreements.
◦We utilized our fair value specialists to assist in the evaluation of the valuation methods, assumptions and unobservable inputs used by the Company to determine fair value of illiquid investments.
◦We evaluated the Company’s historical ability to accurately estimate fair value of illiquid investments by comparing previous estimates of fair value to market transactions with third-parties and investigated differences.

/s/ Deloitte & Touche LLP
New York, New York
February 19, 2021
We have served as the Company's auditor since 2007.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2020 AND DECEMBER 31, 2019
(dollars in thousands, except share data)

	As of December 31, 2020	As of December 31, 2019
Assets:
Cash and cash equivalents	$1,555,517	$1,556,202
Restricted cash	17,708	19,779
U.S. Treasury securities, at fair value	816,985	554,387
Investments (includes performance allocations of $1,624,156 and $1,507,571 as of December 31, 2020 and December 31, 2019, respectively)	4,995,411	3,609,859
Assets of consolidated variable interest entities:
Cash and cash equivalents	893,306	45,329
Investments, at fair value	13,316,016	1,213,169
Other assets	290,264	41,688
Incentive fees receivable	5,231	2,414
Due from related parties	462,383	415,069
Deferred tax assets, net	539,244	473,165
Other assets	364,963	326,449
Lease assets	295,098	190,696
Goodwill	116,958	93,911
Total Assets	$23,669,084	$8,542,117
Liabilities, Redeemable non-controlling interests and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$119,982	$94,364
Accrued compensation and benefits	82,343	64,393
Deferred revenue	30,369	84,639
Due to related parties	608,469	501,387
Profit sharing payable	842,677	758,669
Debt	3,155,221	2,650,600
Liabilities of consolidated variable interest entities:
Debt, at fair value	8,660,515	850,147
Notes payable	2,471,971	—
Other liabilities	773,045	79,572
Other liabilities	295,612	210,740
Lease liabilities	332,915	209,479
Total Liabilities	17,373,119	5,503,990
Commitments and Contingencies (see note 16)
Redeemable non-controlling interests:
Redeemable non-controlling interests	782,702	—
Stockholders’ Equity:
Apollo Global Management, Inc. stockholders’ equity:
Series A Preferred Stock, 11,000,000 shares issued and outstanding as of December 31, 2020 and December 31, 2019	264,398	264,398
Series B Preferred Stock, 12,000,000 shares issued and outstanding as of December 31, 2020 and December 31, 2019	289,815	289,815
Class A Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 228,873,449 and 222,994,407 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	—	—
Class B Common Stock, $0.00001 par value, 999,999,999 shares authorized, 1 share issued and outstanding as of December 31, 2020 and December 31, 2019	—	—

Class C Common Stock, $0.00001 par value, 1 share authorized, 1 share issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Additional paid in capital	877,173	1,302,587
Accumulated deficit	—	—
Accumulated other comprehensive loss	(2,071)	(4,578)
Total Apollo Global Management, Inc. Stockholders’ equity	1,429,315	1,852,222
Non-Controlling Interests in consolidated entities	2,275,728	281,904
Non-Controlling Interests in Apollo Operating Group	1,808,220	904,001
Total Stockholders’ Equity	5,513,263	3,038,127
Total Liabilities, Redeemable non-controlling interests and Stockholders’ Equity	$23,669,084	$8,542,117
See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(dollars in thousands, except share data)

	For the Years Ended December 31,
	2020	2019	2018
Revenues:
Management fees	$1,686,973	$1,575,814	$1,345,252
Advisory and transaction fees, net	249,482	123,644	112,278
Investment income (loss):
Performance allocations	310,479	1,057,139	(400,305)
Principal investment income	81,702	166,527	5,122
Total investment income (loss)	392,181	1,223,666	(395,183)
Incentive fees	25,383	8,725	30,718
Total Revenues	2,354,019	2,931,849	1,093,065
Expenses:
Compensation and benefits:
Salary, bonus and benefits	628,057	514,513	459,604
Equity-based compensation	213,140	189,648	173,228
Profit sharing expense	247,501	556,926	(57,833)
Total compensation and benefits	1,088,698	1,261,087	574,999
Interest expense	133,239	98,369	59,374
General, administrative and other	354,217	330,342	266,444
Placement fees	1,810	1,482	2,122
Total Expenses	1,577,964	1,691,280	902,939
Other Income (Loss):
Net gains (losses) from investment activities	(455,487)	138,154	(186,449)
Net gains from investment activities of consolidated variable interest entities	197,369	39,911	45,112
Interest income	14,999	35,522	20,654
Other income (loss), net	20,832	(46,307)	35,829
Total Other Income (Loss)	(222,287)	167,280	(84,854)
Income before income tax provision	553,768	1,407,849	105,272
Income tax (provision) benefit	(86,966)	128,994	(86,021)
Net Income	466,802	1,536,843	19,251
Net income attributable to Non-Controlling Interests	(310,188)	(693,650)	(29,627)
Net Income (Loss) Attributable to Apollo Global Management, Inc.	156,614	843,193	(10,376)
Series A Preferred Stock Dividends	(17,531)	(17,531)	(17,531)
Series B Preferred Stock Dividends	(19,125)	(19,125)	(14,131)
Net Income (Loss) Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$119,958	$806,537	$(42,038)
Net Income (Loss) Per Share of Class A Common Stock:
Net Income (Loss) Available to Class A Common Stock – Basic	$0.44	$3.72	$(0.30)
Net Income (Loss) Available to Class A Common Stock – Diluted	$0.44	$3.71	$(0.30)
Weighted Average Number of Shares of Class A Common Stock Outstanding – Basic	227,530,600	207,072,413	199,946,632
Weighted Average Number of Shares of Class A Common Stock Outstanding – Diluted	227,530,600	208,748,524	199,946,632

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(dollars in thousands, except share data)

	For the Years Ended December 31,
	2020	2019	2018
Net Income	$466,802	$1,536,843	$19,251
Other Comprehensive Income (Loss), net of tax:
Currency translation adjustments, net of tax	41,217	(6,191)	(19,078)
Net gain from change in fair value of cash flow hedge instruments	203	(1,812)	105
Net gain (loss) on available-for-sale securities	(800)	88	(786)
Total Other Comprehensive Income (Loss), net of tax	40,620	(7,915)	(19,759)
Comprehensive Income (Loss)	507,422	1,528,928	(508)
Comprehensive Income attributable to Non-Controlling Interests	(348,301)	(686,154)	(12,218)
Comprehensive Income (Loss) Attributable to Apollo Global Management, Inc.	$159,121	$842,774	$(12,726)

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(dollars in thousands, except share data)

    The statement below for the year ended December 31, 2018 represents Apollo Global Management, LLC as a limited liability company prior to the Conversion:

	Apollo Global Management, LLC Shareholders
	Class A Shares	Class B Shares	Series A Preferred Shares	Series B Preferred Shares	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2018	195,267,669	1	$264,398	$—	$1,579,797	$(379,460)	$(1,809)	$1,462,926	$140,086	$1,294,784	$2,897,796
Adoption of new accounting guidance	—	—	—	—	(34)	(8,116)		(8,150)	—	(11,210)	(19,360)
Dilution impact of issuance of Class A shares	—	—	—	—	113	—	—	113	—	—	113
Equity issued in connection with Preferred shares offering	—	—	—	289,815	—			289,815	—	—	289,815
Capital increase related to equity-based compensation	—	—	—	—	147,537	—	—	147,537	—	—	147,537
Capital contributions	—	—	—	—	—	—	—	—	146,465	—	146,465
Distributions	—	—	(17,531)	(14,131)	(406,863)	—	—	(438,525)	(31,434)	(441,355)	(911,314)
Payments related to issuances of Class A shares for equity-based awards	3,440,447	—	—	—	28,740	(43,662)	—	(14,922)	—	—	(14,922)
Repurchase of Class A shares	(2,701,876)	—	—	—	(90,908)	—	—	(90,908)	—	—	(90,908)
Exchange of AOG Units for Class A shares	5,394,260	—	—	—	41,036	—	—	41,036	—	(33,910)	7,126
Net income	—	—	17,531	14,131	—	(42,038)	—	(10,376)	31,648	(2,021)	19,251
Currency translation adjustments, net of tax	—	—	—	—	—		(2,010)	(2,010)	(15,243)	(1,825)	(19,078)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—		52	52	—	53	105
Net loss on available-for-sale securities	—	—	—	—	—		(392)	(392)	—	(394)	(786)
Balance at December 31, 2018	201,400,500	1	$264,398	$289,815	$1,299,418	$(473,276)	$(4,159)	$1,376,196	$271,522	$804,122	$2,451,840

The statements below for the year ended December 31, 2019 represent Apollo Global Management, LLC as a Delaware limited liability company prior to the Conversion and Apollo Global Management, Inc. as a corporation subsequent to the Conversion:

	Apollo Global Management, Inc. Stockholders
	Class A Shares	Class A Common Stock	Class B Shares	Class B Common Stock	Class C Common Stock
Balance at January 1, 2019	201,400,500	—	1	—	—
Issuances of Class C Common Stock resulting from the Conversion	—	—	—	—	1
Payments related to issuances of Class A Common Stock for equity-based awards	2,737,557	341,111	—	—	—
Repurchase of Class A Common Stock	(3,719,014)	—	—	—	—
Exchange of AOG Units for Class A Common Stock	21,984,253	250,000	—	—	—
Reclassifications resulting from the Conversion	(222,403,296)	222,403,296	(1)	1	—
Balance as at December 31, 2019	—	222,994,407	—	1	1

	Apollo Global Management, Inc. Stockholders
	Series A Preferred Shares	Series A Preferred Stock	Series B Preferred Shares	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2019	$264,398	$—	$289,815	$—	$1,299,418	$(473,276)	$(4,159)	$1,376,196	$271,522	$804,122	$2,451,840
Dilution impact of issuance of Class A Common Stock	—	—	—	—	24	—	—	24	—	—	24
Capital increase related to equity-based compensation	—	—	—	—	146,718	—	—	146,718	—	—	146,718
Capital contributions	—	—	—	—	—	—	—	—	1,081	—	1,081
Dividends	(13,148)	(4,383)	(14,344)	(4,781)	(158,576)	(276,698)	—	(471,930)	(15,260)	(464,675)	(951,865)
Payments related to issuances of Class A Common Stock for equity-based awards	—	—	—	—	11,137	(56,563)	—	(45,426)	—	—	(45,426)
Repurchase of Class A Common Stock	—	—	—	—	(110,726)	—	—	(110,726)	—	—	(110,726)
Exchange of AOG Units for Class A Common Stock	—	—	—	—	114,592	—	—	114,592	—	(97,039)	17,553
Net income	13,148	4,383	14,344	4,781	—	806,537	—	843,193	30,504	663,146	1,536,843
Currency translation adjustments, net of tax	—	—	—	—	—	—	442	442	(5,943)	(690)	(6,191)
Net loss from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	(899)	(899)	—	(913)	(1,812)
Net gain on available-for-sale securities	—	—	—	—	—	—	38	38	—	50	88
Reclassifications resulting from the Conversion	(264,398)	264,398	(289,815)	289,815	—	—	—	—	—	—	—
Balance at December 31, 2019	$—	$264,398	$—	$289,815	$1,302,587	$—	$(4,578)	$1,852,222	$281,904	$904,001	$3,038,127

	Apollo Global Management, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Stockholders’ Equity
Balance at January 1, 2020	222,994,407	1	1	264,398	289,815	1,302,587	—	(4,578)	1,852,222	281,904	904,001	3,038,127
Equity transaction with Athene Holding	—	—	—	—	—	(54,868)	—	—	(54,868)	—	1,214,577	1,159,709
Consolidation of VIEs	—	—	—	—	—	—	—	—	—	1,885,393	—	1,885,393
Dilution impact of issuance of Class A Common Stock	—	—	—	—	—	8,286	—	—	8,286	—	—	8,286
Capital increase related to equity-based compensation	—	—	—	—	—	173,832	—	—	173,832	—	—	173,832
Capital contributions	—	—	—	—	—	—	—	—	—	843,415	—	843,415
Dividends/ Distributions	—	—	—	(17,531)	(19,125)	(535,912)	(13,620)	—	(586,188)	(888,348)	(488,328)	(1,962,864)
Payments related to issuances of Class A Common Stock for equity-based awards	3,396,637	—	—	—	—	28,991	(96,639)	—	(67,648)	—	—	(67,648)
Repurchase of Class A Common Stock	(2,755,095)	—	—	—	—	(91,617)	—	—	(91,617)	—	—	(91,617)
Exchange of AOG Units for Class A Common Stock	5,237,500	—	—	—	—	45,874	(9,699)	—	36,175	—	(16,967)	19,208
Net income	—	—	—	17,531	19,125	—	119,958	—	156,614	118,378	191,810	466,802
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	2,808	2,808	34,986	3,423	41,217
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	—	108	108	—	95	203
Net loss on available-for-sale securities	—	—	—	—	—	—	—	(409)	(409)	—	(391)	(800)
Balance at December 31, 2020	228,873,449	1	1	$264,398	$289,815	$877,173	$—	$(2,071)	$1,429,315	$2,275,728	$1,808,220	$5,513,263

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(dollars in thousands, except share data)

	For the Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net income	$466,802	$1,536,843	$19,251
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity-based compensation	213,140	189,648	173,228
Depreciation and amortization	18,828	15,758	15,233
Unrealized (gains) losses from investment activities	432,752	(135,967)	191,896
Principal investment income	(81,702)	(166,527)	(5,122)
Performance allocations	(310,479)	(1,057,139)	400,305
Change in fair value of contingent obligations	20,144	43,082	(11,166)
(Gain) loss from change in tax receivable agreement liability	(12,426)	50,307	(35,405)
Deferred taxes, net	36,046	(145,432)	79,188
Net loss related to cash flow hedge instruments	—	(1,974)	—
Non-cash lease expense	39,671	43,623	—
Other non-cash amounts included in net income (loss), net	(5,286)	(22,260)	(18,363)
Cash flows due to changes in operating assets and liabilities:
Incentive fees receivable	(2,817)	4,378	660
Due from related parties	(40,587)	(49,670)	(108,684)
Accounts payable and accrued expenses	25,618	23,486	2,005
Accrued compensation and benefits	17,023	(9,190)	11,109
Deferred revenue	(50,901)	(17,281)	(13,680)
Due to related parties	28,380	4,234	(5,668)
Profit sharing payable	76,735	268,501	(224,796)
Lease liability	(20,639)	(31,570)	—
Other assets and other liabilities, net	7,699	(19,002)	3,677
Cash distributions of earnings from principal investments	21,978	77,981	66,860
Cash distributions of earnings from performance allocations	261,609	517,016	397,432
Satisfaction of contingent obligations	(12,870)	(5,055)	(6,947)
Apollo Fund and VIE related:
Net realized and unrealized gains from investing activities and debt	(2,942)	(39,429)	(40,850)
Cash transferred from consolidated VIEs	502,153	—	—
Purchases of investments	(4,991,405)	(443,393)	(479,674)
Proceeds from sale of investments	2,082,740	431,883	467,367
Changes in other assets and other liabilities, net	(335,694)	19,843	(63,597)
Net Cash Provided by (Used in) Operating Activities	$(1,616,430)	$1,082,694	$814,259
Cash Flows from Investing Activities:
Purchases of fixed assets	$(59,562)	$(39,495)	$(14,741)
Acquisitions	48,518	—	—
Proceeds from sale of investments	21,855	3,742	49,239
Purchase of investments	(567,027)	(15,048)	(104,786)
Purchase of U.S. Treasury securities	(1,056,827)	(541,530)	(449,865)
Proceeds from maturities of U.S. Treasury securities	1,598,357	390,336	423,342
Cash contributions to equity method investments	(217,030)	(186,985)	(268,933)

Cash distributions from equity method investments	203,395	127,029	121,555
Issuance of related party loans	(315)	(2,025)	(3,295)
Repayment of related party loans	9,040	—	—
Other investing activities	(1,254)	4	224
Apollo Fund and VIE related:
Purchase of U.S. Treasury securities	(816,809)	—	—
Net Cash Used in Investing Activities	$(837,659)	$(263,972)	$(247,260)
Cash Flows from Financing Activities:
Principal repayments of debt	$(16,990)	$(15,317)	$(300,000)
Issuance of Preferred Stock, net of issuance costs	—	—	289,815
Dividends to Preferred Stockholders	(36,656)	(36,656)	(31,662)
Issuance of debt	518,756	1,323,885	303,267
Satisfaction of tax receivable agreement	(48,195)	(37,234)	(50,267)
Repurchase of Class A Common Stock	(91,617)	(110,726)	(90,908)
Payments related to deliveries of Class A Common Stock for RSUs	(96,639)	(56,563)	(43,662)
Dividends paid	(549,532)	(435,274)	(406,863)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(488,328)	(464,675)	(441,355)
Issuance of related party loans	28,280	—	—
Repayment of related party loans	(28,280)	—	—
Other financing activities	(13,107)	(22,558)	(9,637)
Apollo Fund and VIE related:
Issuance of debt	3,705,538	378,872	—
Principal repayment of debt	(907,745)	(373,554)	(92,153)
Issuances of debt within other liabilities of consolidated VIEs	75,158	—	—
Distributions paid to Non-Controlling Interests in consolidated entities	(367,487)	(11,347)	(25,948)
Contributions from Non-Controlling Interests in consolidated entities	843,153	860	147,189
Contributions from Redeemable Non-Controlling Interests	773,001	—	—
Net Cash Provided by (Used in) Financing Activities	$3,299,310	$139,713	$(752,184)
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	845,221	958,435	(185,185)
Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities, Beginning of Period	1,621,310	662,875	848,060
Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities, End of Period	$2,466,531	$1,621,310	$662,875
Supplemental Disclosure of Cash Flow Information:
Interest paid	$128,792	$80,869	$55,135
Interest paid by consolidated variable interest entities	178,484	15,238	16,553
Income taxes paid	36,848	42,840	10,220
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash distributions from principal investments	$(5,824)	$(1,099)	$(26,465)
Non-cash purchases of other investments, at fair value	1,168,841	(2,449)	194,003
Non-cash sales of other investments, at fair value	(1,179)	—	(48,587)
Non-cash capital commitment	(15,524)	—	—
Non-cash loss on Athene equity swap	(61,261)	—	—
Acquisition of goodwill	663	5,059	—
Contingent consideration	(6,208)	—	—
Supplemental Disclosure of Non-Cash Financing Activities:
Capital increases related to equity-based compensation	$173,832	$146,718	$147,537
Issuance of restricted shares	28,991	11,137	28,740

Non-cash issuance of AOG units to Athene	1,214,577	—	—
Non-cash distributions paid to Non-Controlling Interests in consolidated variable interest entities	(515,558)	—	—
Other non-cash financing activities	36,874	24	113
Net Assets Transferred from Consolidated Variable Interest Entity:
Investments, at fair value	$9,061,907	$—	$—
Other assets	130,907	—	—
Debt, at fair value	(7,344,884)	—	—
Other liabilities	(967,575)	—	—
Non-Controlling interest in consolidated entities related to acquisition	(1,382,508)	—	—
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$86,864	$171,814	$45,017
Due to related parties	(68,801)	(41,954)	(37,891)
Additional paid in capital	(28,904)	(17,553)	(7,126)
Non-Controlling Interest in Apollo Operating Group	16,967	97,039	33,910

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Consolidated Statements of Financial Condition:
Cash and cash equivalents	$1,555,517	$1,556,202	$609,747
Restricted cash	17,708	19,779	3,457
Cash and cash equivalents held at consolidated variable interest entities	893,306	45,329	49,671
Total Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$2,466,531	$1,621,310	$662,875

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
As of December 31, 2020, the Company owned, through six intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, APO Asset Co., LLC, a Delaware limited liability company that is treated as a corporation for U.S. federal income tax purposes, APO (FC), LLC, an Anguilla limited liability company that is disregarded entity for U.S. federal income tax purposes, APO (FC II), LLC, an Anguilla limited liability company that is disregarded entity for U.S. federal income tax purposes, APO UK (FC), Limited, an England and Wales incorporated company that is treated as a corporation for U.S. federal income tax purposes, and APO (FC III), LLC, a Cayman Islands limited liability company that is a disregarded entity for U.S. federal income tax purposes (collectively, the “Intermediate Holding Companies”), 52.9% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is an entity through which the Managing Partners and certain of the Company’s other partners (the “Contributing Partners”) indirectly beneficially own interests in each of the entities that comprise the Apollo Operating Group. As of December 31, 2020, Holdings owned 40.4% of the economic interests in the Apollo Operating Group. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying consolidated financial statements.
Athene and Apollo Strategic Transaction
On February 28, 2020, pursuant to a transaction agreement (the “Transaction Agreement”) between Athene Holding, AGM Inc. and the entities that form the Apollo Operating Group, the Apollo Operating Group issued 29,154,519 non-voting equity interests of the Apollo Operating Group to Athene Holding. As a result, as of December 31, 2020, Athene Holding owned 6.7% of the economic interests in the Apollo Operating Group. See note 15 for further disclosure regarding the Transaction Agreement.
As noted further in note 15, Apollo purchased a 17% incremental equity ownership stake in Athene, bringing Apollo’s beneficial ownership in Athene to 28%, at the close of the transaction. This has resulted in Apollo’s indirect ownership in certain VIEs, through Athene, being considered significant such that the Company has the power to direct the

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
activities that most significantly impact the economic performance of these VIEs. Accordingly, there has been a significant increase in consolidated VIE assets, liabilities and Non-Controlling Interests as of December 31, 2020 as compared to December 31, 2019.
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
Consolidation
The types of entities with which Apollo is involved generally include subsidiaries (e.g., general partners and management companies related to the funds the Company manages), entities that have all the attributes of an investment company (e.g., funds), special purpose acquisition companies (SPACs) and securitization vehicles (e.g., CLOs). Each of these entities is assessed for consolidation on a case by case basis depending on the specific facts and circumstances surrounding that entity.
Pursuant to the consolidation guidance, the Company first evaluates whether it holds a variable interest in an entity. Fees that are customary and commensurate with the level of services provided, and where the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered a variable interest. Apollo factors in all economic interests, including proportionate interests through related parties, to determine if such interests are considered a variable interest. As Apollo’s interests in many of these entities are solely through market rate fees and/or insignificant indirect interests through related parties, Apollo is not considered to have a variable interest in many of these entities and no further consolidation analysis is performed. For entities

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
where the Company has determined that it does hold a variable interest, the Company performs an assessment to determine whether each of those entities qualify as a VIE.
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
Cash and Cash Equivalents
Apollo considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include money market funds and U.S. Treasury securities with original maturities of three months or less when purchased. Interest income from cash and cash equivalents is recorded in interest income in the consolidated statements of operations. The carrying values of the money market funds and U.S. Treasury securities were $1.2 billion and $253.5 million as of December 31, 2020 and 2019, respectively, which represent their fair values due to their short-term nature and are categorized as Level I within the fair value hierarchy. Substantially all of the Company’s cash on deposit is in interest bearing accounts with major financial institutions and exceed insured limits.
Restricted Cash
Restricted cash includes cash held in reserve accounts used to make required payments in respect of the 2039 Senior Secured Guaranteed Notes. Restricted cash also includes cash deposited at a bank, which is pledged as collateral in connection with leased premises.
U.S. Treasury securities, at fair value
U.S. Treasury securities, at fair value includes U.S. Treasury bills with original maturities greater than three months when purchased. These securities are recorded at fair value. Interest income on such securities is separately presented from the overall change in fair value and is recognized in interest income in the consolidated statements of operations. Any remaining change in fair value of such securities, that is not recognized as interest income, is recognized in net gains (losses) from investment activities in the consolidated statements of operations. U.S Treasury securities of Apollo Strategic Growth Capital

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
(“APSG I”), a consolidated SPAC, are held in a trust account and consist of U.S Treasury bills that were purchased with funds raised through the initial public offering of the consolidated entity. The funds are restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in the trust agreement.
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
Equity Method Investments
For investments in entities over which the Company exercises significant influence but which do not meet the requirements for consolidation and for which the Company has not elected the fair value option, the Company uses the equity method of accounting, whereby the Company records its share of the underlying income or loss of such entities. The Company’s share of the underlying net income or loss of such entities is recorded in principal investment income (loss) in the consolidated statements of operations.
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
Financial Instruments held by Consolidated VIEs
The Company measures both the financial assets and financial liabilities of the consolidated CLOs in its consolidated financial statements using the fair value of the financial assets or financial liabilities of the consolidated CLOs, whichever are more observable.
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
Certain lease agreements contain lease escalation or lease incentive provisions based on the terms of the arrangement with the landlord. Lease escalations and lease incentives, if any, are recognized on a straight-line basis over the lease term. The Company’s lease agreements may also include options to extend or terminate the lease. Options to extend would not be included in the lease term until it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straightline basis over the lease term and is recorded within general, administrative and other in the consolidated statements of operations. The Company has lease agreements with non-lease components (e.g. estimated operating expenses associate with the lease), which are accounted for separately.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
Goodwill
Goodwill represents the excess of cost over the fair value of identifiable net assets of an acquired business. Goodwill is tested annually for impairment or more frequently if circumstances indicate impairment may have occurred.
The Company performed its annual goodwill impairment test as of October 1, 2020 and 2019 and did not identify any impairment.
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
Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $78.7 million of revenue recognized during the year ended December 31, 2020 that was previously deferred as of January 1, 2020.
Under the terms of the funds’ partnership agreements, Apollo is normally required to bear organizational expenses over a set dollar amount and placement fees or costs in connection with the offering and sale of interests in the funds it manages to investors. The placement fees are payable to placement agents, who are independent third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering and marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors, when a limited partner either commits or funds a commitment to a fund. In cases where the limited partners of the funds are determined to be the customer in an arrangement, placement fees may be capitalized as a cost to acquire a customer contract, and amortized over the life of the customer contract. Capitalized placement fees are recorded within other assets in the consolidated statements of financial condition, while amortization is recorded within placement fees in the consolidated statements of operations. In certain instances, the placement fees are paid over a period of time. Based on the management agreements with the funds, Apollo considers placement fees and organizational costs paid in determining if cash has been received in excess of the management fees earned. Placement fees and organizational costs are normally the obligation of Apollo but can be paid for by the funds. When these costs are paid by the fund, the resulting obligations are included within deferred revenue. The deferred revenue balance will also be reduced during future periods when management fees are earned but not paid.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
Redeemable non-controlling interests
Redeemable non-controlling interests represent the shares issued by APSG I, the consolidated SPAC, that are redeemable for cash by the public shareholders in connection with the SPAC’s failure to complete a business combination or tender offer/stockholder approval provisions. Although the SPAC has not specified a maximum redemption threshold, its amended and restated memorandum and articles of association provide that in no event will it redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The SPAC recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares shall be affected by charges against additional paid-in capital.
At December 31, 2020, approximately 78.3 million of the 81.7 million outstanding Class A ordinary shares of APSG I were classified outside of permanent equity.
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
On January 1, 2018, the Company adopted revenue guidance issued by the Financial Accounting Standards Board (“FASB”) for recognizing revenue from contracts with customers. The revenue guidance requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services (i.e., the transaction price). When determining the transaction price under the revenue guidance, an entity may recognize variable consideration only to the extent that it is probable to not be significantly reversed. The revenue guidance also requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.
Performance allocations are accounted for under guidance applicable to equity method investments, and therefore not within the scope of the revenue guidance. The Company recognizes performance allocations within investment income along with the related principal investment income (as further described below) in the consolidated statements of operations and within the investments line in the consolidated statements of financial condition.

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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
Advisory and Transaction Fees, Net
Advisory fees, including management consulting fees and directors’ fees, are generally recognized over time as the underlying services are provided in accordance with the contractual terms of the related agreement. The Company receives such fees in exchange for ongoing management consulting services provided to portfolio companies of funds it manages. Transaction fees, including structuring fees and arranging fees related to the Company’s funds, portfolio companies of funds and third parties are generally recognized at a point in time when the underlying services rendered are complete.
The amounts due from fund portfolio companies are recorded in due from related parties on the consolidated statements of financial condition, which is discussed further in note 15. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Advisory and transaction fees are presented net of the Management Fee Offset in the consolidated statements of operations.
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
When applicable, the Company may record a general partner obligation to return previously distributed performance allocations. The general partner obligation is based upon an assumed liquidation of a fund’s net assets as of the reporting date and is reported within due to related parties on the consolidated statements of financial condition. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The Company has a performance-based incentive arrangement for certain Apollo partners and employees designed to more closely align compensation on an annual basis with the overall realized performance of the Company. This arrangement enables certain partners and employees to earn discretionary compensation based on performance revenue earned by the Company in a given year, which amounts are reflected in profit sharing expense in the accompanying consolidated financial statements. The Company may also use dividends it receives from investments in MidCap, ARI and AINV to compensate employees. These amounts are recorded as profit sharing expense in the Company’s consolidated statements of operations.
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
Whether during a period of net income or net loss, under the two-class method the remaining earnings are allocated to Class A Common Stock and participating securities to the extent that each security shares in earnings as if all of the earnings for the period had been distributed. Earnings or losses allocated to each class of security are then divided by the applicable weighted average outstanding shares to arrive at basic earnings per share. For the diluted earnings, the denominator includes all outstanding shares of Class A Common Stock and includes the number of additional shares of Class A Common Stock that would have been outstanding if the dilutive potential shares of Class A Common Stock had been issued. The numerator is adjusted for any changes in income or loss that would result from the issuance of these potential shares of Class A Common Stock.
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
Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Apollo’s most significant estimates include goodwill, intangible assets, income taxes, performance allocations, incentive fees, contingent consideration obligation related to an acquisition, non-cash compensation, and fair value of investments and debt. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is unable to predict the adverse impact the COVID-19 pandemic will ultimately have. While such impact may change considerably over time, the estimates and assumptions affecting the Company’s

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
consolidated financial statements are based on information available as of December 31, 2020. Actual results could differ materially from those estimates.
Recent Accounting Pronouncements
In June 2016, the FASB issued guidance intended to provide financial statement users with more useful information about the expected credit losses on financial instruments held by a reporting entity at each reporting date. To achieve this objective, the new guidance replaces the incurred loss methodology in current U.S. GAAP with a methodology that reflects expected credit losses. The new guidance will affect entities to varying degrees depending on the credit quality of the assets held by the entity, their duration, and how the entity applies current U.S. GAAP. The new guidance is effective for the Company on January 1, 2020. The new guidance did not have a material impact on the consolidated financial statements of the Company.
In January 2017, the FASB issued guidance intended to simplify the test for goodwill impairment. The guidance removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment (Step 2). Under the guidance, a goodwill impairment is calculated as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in the reporting unit. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be performed prospectively. The guidance did not have a material impact on the consolidated financial statements of the Company.

In August 2018, the FASB issued guidance which changes the fair value disclosure requirements. The guidance includes new fair value disclosure requirements and eliminates and modifies certain other fair value disclosure requirements. The Company previously early adopted the eliminated and modified disclosure requirements upon issuance of the guidance during the three month period ended September 30, 2018. The remaining guidance was adopted by the Company on January 1, 2020 and did not have a material impact on the consolidated financial statements of the Company.

In December 2019, the FASB issued guidance intended to simplify the accounting for income taxes. The new guidance eliminates certain exceptions to the existing approach in ASC 740, and clarifies other guidance within the standard; it is effective for the Company on January 1, 2021. Based on the Company’s current application of ASC 740, the guidance will not have a material impact on the consolidated financial statements of the Company.
3. GOODWILL
The carrying value of goodwill was $117.0 million and $93.9 million as of December 31, 2020 and December 31, 2019, respectively. Goodwill primarily relates to the 2007 reorganization of the Company’s predecessor business (the “2007 Reorganization”) and the Company’s acquisition of Stone Tower Capital LLC and its related management companies (“Stone Tower”) in 2012. As of December 31, 2020, there was $92.2 million, $23.8 million and $1.0 million of goodwill related to the credit, private equity and real assets segments, respectively. As of December 31, 2019, there was $69.8 million, $23.1 million and $1.0 million of goodwill related to the credit, private equity and real assets segments, respectively.
On December 12, 2019, the Company acquired a portion of PK AirFinance, an aircraft lending platform, from GE Capital’s Aviation Services unit, and Athene and third parties have acquired the related PK AirFinance’s existing portfolio of loans via a securitization. On June 26, 2020, the Company acquired the remaining portion of the PK AirFinance platform. In connection with the acquisition on June 26, 2020, the Company recognized goodwill of $22.4 million as of the acquisition date. The Company has recognized $27.4 million in total goodwill related to the acquisition of the PK AirFinance platform.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
4. INVESTMENTS
The following table presents Apollo’s investments:

	As of December 31, 2020	As of December 31, 2019
Investments, at fair value	$2,360,434	$1,053,556
Equity method investments	1,010,821	1,048,732
Performance allocations	1,624,156	1,507,571
Total Investments	$4,995,411	$3,609,859
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
The Company’s equity investment in Athene Holding, for which the fair value option was elected, met the significance criteria as defined by the Securities and Exchange Commission (“SEC”) as of December 31, 2020 and 2019. As such, the following tables present summarized financial information of Athene Holding:

	As of December 31,
	2020	2019
	(in millions)
Statements of Financial Condition
Investments	$154,843	$107,987
Assets	202,771	146,875
Liabilities	182,631	132,734
Equity	20,140	14,141

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Statements of Operations
Revenues	$14,764	$16,258	$6,637
Benefits and expenses	12,558	13,956	5,462
Income before income taxes	2,206	2,302	1,175
Income tax expense	285	117	122
Net income	$1,921	$2,185	$1,053
Net income attributable to non-controlling interests	380	13	—
Net income available to Athene Holding Ltd. shareholders	1,541	2,172	1,053
Less: Preferred stock dividends	95	36	—
Net income available to Athene Holding Ltd. common shareholders	$1,446	$2,136	$1,053
Net Gains (Losses) from Investment Activities
The following table presents the realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Years Ended December 31,
	2020	2019	2018
Realized gains on sales of investments, net	$2,081	$45	$67
Net change in unrealized gains (losses) due to changes in fair value	(457,568)	138,109	(186,516)
Net gains (losses) from investment activities	$(455,487)	$138,154	$(186,449)
Equity Method Investments
Apollo’s equity method investments include its investments in the credit, private equity and real assets funds it manages, which are not consolidated, but in which the Company exerts significant influence. Apollo’s share of net income generated by these investments is recorded in principal investment income in the consolidated statements of operations.
Equity method investments consisted of the following:

	Equity Held as of
	December 31, 2020	(4)	December 31, 2019	(4)
Credit(1)	$258,952		$318,054
Private Equity(2)	672,430		632,540
Real Assets	79,439		98,138
Total equity method investments(3)	$1,010,821		$1,048,732
(1)    The equity method investment in AINV was $40.4 million and $51.0 million as of December 31, 2020 and 2019, respectively. The value of the Company’s investment in AINV was $30.8 million and $51.3 million based on the quoted market price of AINV as of December 31, 2020 and 2019, respectively.
(2)    The equity method investment in Fund VIII was $343.3 million and $370.7 million as of December 31, 2020 and 2019, respectively, representing an ownership percentage of 2.2% and 2.2% as of December 31, 2020 and 2019, respectively. The equity method investment in Fund IX was $134.4 million and $76.1 million as of December 31, 2020 and 2019, respectively, representing an ownership percentage of 1.9% and 1.9% as of December 31, 2020 and 2019, respectively.
(3)    Certain funds invest across multiple segments. The presentation in the table above is based on the classification of the majority of such funds’ investments.
(4)    Some amounts included are a quarter in arrears.

The tables below present summarized financial information of the Company’s equity method investments in aggregate:

	Credit		Private Equity		Real Assets		Aggregate Totals
	As of December 31,		As of December 31,		As of December 31,		As of December 31,
Statement of Financial Condition	2020(1)	2019(1)	2020(1)	2019(1)	2020(1)	2019(1)	2020(1)	2019(1)
Investments	$113,854,036	$34,361,782	$35,125,164	$32,517,599	$12,154,194	$12,248,343	$161,133,394	$79,127,724
Assets	120,508,401	39,128,474	36,385,974	33,259,492	12,842,290	13,039,865	169,736,665	85,427,831
Liabilities	97,361,638	22,069,959	488,633	427,076	5,961,192	5,281,751	103,811,463	27,778,786
Equity	23,146,763	17,058,515	35,897,341	32,832,416	6,881,098	7,758,114	65,925,202	57,649,045

	Credit			Private Equity			Real Assets			Aggregate Totals
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
Statement of Operations	2020(1)	2019(1)	2018(1)	2020(1)	2019(1)	2018(1)	2020(1)	2019(1)	2018(1)	2020(1)	2019(1)	2018(1)
Revenues/Investment Income	$5,769,187	$1,974,306	$1,058,776	$709,447	$675,305	$738,738	$804,636	$509,963	$608,928	$7,283,270	$3,159,574	$2,406,442
Expenses	5,046,979	1,969,329	1,184,462	652,520	680,331	640,504	375,623	362,454	320,187	6,075,122	3,012,114	2,145,153
Net Investment Income (Loss)	722,208	4,977	(125,686)	56,927	(5,026)	98,234	429,013	147,509	288,741	1,208,148	147,460	261,289
Net Realized and Unrealized Gain (Loss)	1,248,084	1,843,877	221,321	1,640,109	3,672,268	(3,303,225)	(511,697)	856,380	(48,559)	2,376,496	6,372,525	(3,130,463)
Net Income (Loss)	$1,970,292	$1,848,854	$95,635	$1,697,036	$3,667,242	$(3,204,991)	$(82,684)	$1,003,889	$240,182	$3,584,644	$6,519,985	$(2,869,174)
(1)    Certain credit, private equity and real assets fund amounts are as of and for the twelve months ended September 30, 2020, 2019 and 2018 and exclude amounts related to Athene Holding.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
Performance Allocations
Performance allocations receivable recorded within investments in the consolidated statements of financial condition from credit, private equity and real assets funds consisted of the following:

	As of December 31, 2020	As of December 31, 2019
Credit	$465,153	$418,517
Private Equity	1,040,827	822,531
Real Assets	118,176	266,523
Total performance allocations	$1,624,156	$1,507,571
The table below provides a roll forward of the performance allocations balance:

	Credit	Private Equity	Real Assets	Total
Performance allocations, January 1, 2019	$241,896	$520,892	$149,394	$912,182
Change in fair value of funds	265,402	726,700	120,303	1,112,405
Fund distributions to the Company	(88,781)	(425,061)	(3,174)	(517,016)
Performance allocations, December 31, 2019	$418,517	$822,531	$266,523	$1,507,571
Change in fair value of funds	216,960	247,522	(86,288)	378,194
Fund distributions to the Company	(170,324)	(29,226)	(62,059)	(261,609)
Performance allocations, December 31, 2020	$465,153	$1,040,827	$118,176	$1,624,156
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
5. PROFIT SHARING PAYABLE
Profit sharing payable consisted of the following:

	As of December 31, 2020	As of December 31, 2019
Credit	$356,375	$314,125
Private Equity	422,079	329,817
Real Assets	64,223	114,727
Total profit sharing payable	$842,677	$758,669

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The table below provides a roll-forward of the profit sharing payable balance:

	Credit	Private Equity	Real Assets	Total
Profit sharing payable, January 1, 2019	$178,093	$205,617	$68,431	$452,141
Profit sharing expense	210,188	316,534	51,920	578,642
Payments/other	(74,156)	(192,334)	(5,624)	(272,114)
Profit sharing payable, December 31, 2019	$314,125	$329,817	$114,727	$758,669
Profit sharing expense	180,338	115,909	(14,999)	281,248
Payments/other	(138,088)	(23,647)	(35,505)	(197,240)
Profit sharing payable, December 31, 2020	$356,375	$422,079	$64,223	$842,677

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
Consolidated Variable Interest Entities
As noted further in note 15, Apollo purchased a 17% incremental equity ownership stake in Athene on February 28, 2020, bringing Apollo’s beneficial ownership in Athene to approximately 28.5% as of December 31, 2020. This has resulted in Apollo’s indirect ownership through Athene in several VIEs being considered significant and therefore Apollo has consolidated the financial positions and results of operations of such VIEs given that the Company also has the power to direct the activities that most significantly impact the economic performance of these VIEs. Accordingly, there has been a significant increase in consolidated VIE assets and liabilities as of December 31, 2020 when compared to December 31, 2019.
Consolidated VIEs include certain CLOs as well as certain funds managed by the Company. Through its role as collateral manager, investment manager or general partner of these VIEs, the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs. In addition, the Company’s combined interests in these VIEs are significant. The assets are not available to creditors of the Company, and the investors in these consolidated VIEs have no recourse against the assets of the Company. There is no recourse to the Company for the consolidated VIEs’ liabilities.
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

	For the Years Ended December 31,
	2020	(1)	2019	(1)	2018	(1)
Net gains (losses) from investment activities	$(22,451)		$51,039		$23,922
Net gains (losses) from debt	27,118		(11,941)		16,875
Interest and other income	440,425		29,224		35,612
Interest and other expenses	(247,723)		(28,411)		(31,297)
Net gains from investment activities of consolidated variable interest entities	$197,369		$39,911		$45,112
(1)Amounts reflect consolidation eliminations.
Senior Secured Notes, Subordinated Notes and Secured Borrowings
Included within debt, at fair value and other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts:

	As of December 31, 2020				As of December 31, 2019
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)	$5,350,198	2.10%		6.0	$757,628	1.56%		10.2
Subordinated Notes(2)	3,389,375	5.08%	(1)	21.1	93,572	N/A	(1)	20.4
Secured Borrowings(2)(3)	236,698	2.41%		0.3	18,976	3.69%		7.8
Total	$8,976,271				$870,176
(1)As of December 31, 2020, $0.6 billion of the principal outstanding balance of the subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.
(2)The notes and borrowings of the consolidated VIEs are collateralized by assets held by each respective vehicle and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. As of December 31, 2020 and December 31, 2019, the fair value of these consolidated VIEs’ assets were $9.6 billion and $1.3 billion, respectively.
(3)As of December 31, 2020 and December 31, 2019, secured borrowings consist of consolidated VIEs’ obligations through a repurchase agreement redeemable at maturity with third party lenders. The fair value of the secured borrowings as of December 31, 2020 approximates principal outstanding due to the short term nature of the borrowings. These secured borrowings are classified as a Level III liability within the fair value hierarchy. The fair value of the secured borrowing as of December 31, 2019 was $19.0 million. This secured borrowing was repaid during the year ended December 31, 2020.
The consolidated VIEs’ debt obligations contain various customary loan covenants. As of December 31, 2020, the Company was not aware of any instances of non-compliance with any of these covenants.
As of December 31, 2020, except for the secured borrowings, the contractual maturities for debt of the consolidated VIEs are greater than 3 years.

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

	As of December 31, 2020	As of December 31, 2019
Assets:
Cash	$354,109	$222,481
Investments	4,154,057	5,418,295
Receivables	34,800	137,165
Total Assets	$4,542,966	$5,777,941

Liabilities:
Debt and other payables	$1,229,345	$3,449,227
Total Liabilities	$1,229,345	$3,449,227

Apollo Exposure(1)	$155,273	$250,521
(1)Represents Apollo’s direct investment in those entities in which Apollo holds a significant variable interest and certain other investments. Additionally, cumulative performance allocations are subject to reversal in the event of future losses, as discussed in note 16.
7. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of December 31, 2020
	Level I	Level II	Level III		Total	Cost
Assets
U.S. Treasury securities, at fair value	$1,816,958	$—	$—		$1,816,958	$1,816,635
Investments, at fair value:
Investment in Athene Holding	—	1,942,574	—		1,942,574	2,092,247
Other investments	—	48,088	369,772	(1)	417,860	354,010
Total investments, at fair value	—	1,990,662	369,772		2,360,434	2,446,257
Investments of VIEs, at fair value	2,558	2,140,135	10,962,980		13,105,673
Investments of VIEs, valued using NAV	—	—	—		210,343
Total investments of VIEs, at fair value	2,558	2,140,135	10,962,980		13,316,016
Derivative assets(2)	—	17	—		17
Total Assets	$1,819,516	$4,130,814	$11,332,752		$17,493,425

Liabilities
Debt of VIEs, at fair value	$—	$1,580,097	$7,080,418		$8,660,515
Other liabilities of VIEs, at fair value	—	3,874	20,202		24,076
Contingent consideration obligations(3)	—	—	119,788		119,788
Derivative liabilities(2)	—	100	—		100
Total Liabilities	$—	$1,584,071	$7,220,408		$8,804,479

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
(1)    Other investments as of December 31, 2020 and December 31, 2019 excludes $44.4 million and $25.8 million, respectively, of performance allocations classified as Level III related to certain investments for which the Company has elected the fair value option. The Company’s policy is to account for performance allocations as investments.
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
The following tables summarize the changes in financial assets measured at fair value for which Level III inputs have been used to determine fair value:

	For the Year Ended December 31, 2020
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$113,410	$321,069	$434,479
Transfer in due to consolidation	—	7,794,128	7,794,128
Purchases	232,552	4,278,786	4,511,338
Sale of investments/distributions	(21,855)	(666,998)	(688,853)
Settlements	—	(798,487)	(798,487)
Net realized gains	1,472	17,793	19,265
Changes in net unrealized gains (losses)	24,373	(32,494)	(8,121)
Cumulative translation adjustment	20,516	50,845	71,361
Transfer into Level III(1)	—	84,595	84,595
Transfer out of Level III(1)	(696)	(86,257)	(86,953)
Balance, End of Period	$369,772	$10,962,980	$11,332,752
Change in net unrealized gains included in principal investment income related to investments still held at reporting date	$24,373	$—	$24,373
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	(23,534)	(23,534)

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
The following table summarizes the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value:

	For the Years Ended December 31,
	2020			2019
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total	Contingent Consideration Obligations
Balance, Beginning of Period	$112,514	$—	$112,514	$74,487
Transfer in due to consolidation	—	4,291,286	4,291,286	—
Issuances	—	3,198,863	3,198,863	—
Repayments	(12,870)	(284,001)	(296,871)	(5,055)
Net realized gains	—	2,311	2,311	—
Changes in net unrealized (gains) losses(1)	20,144	(153,612)	(133,468)	43,082
Cumulative translation adjustment	—	45,773	45,773	—
Balance, End of Period	$119,788	$7,100,620	$7,220,408	$112,514
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
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy:

	As of December 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (1)
Financial Assets
Other investments	$254,655	Embedded value	N/A	N/A	N/A
	107,652	Discounted cash flow	Discount rate	16% - 47.5%	23.4%
	7,465	Third party pricing	N/A	N/A	N/A
Investments of consolidated VIEs:
Equity securities	4,339,244	Discounted cash flow	Discount rate	4.4% - 15.6%	7.2%
		Discounted cash flow	Disposition timeline	8 - 52 months	28.8
		Discounted cash flow	2 year home price index forecast	(14%) - 9.6%	(2.5%)
		Dividend discount model	Discount rate	9.7% - 13.8%	11.2%
		Market comparable companies	NTAV multiple	1.2x	1.2x
		Market comparable companies	P/E multiple	9.8x	9.8x
		Market comparable companies	TBV multiple	0.56x	0.56x
		Adjusted transaction value	Purchase multiple	1.1x	1.1x
		Adjusted transaction value	N/A	N/A	N/A
Bank loans	3,501,384	Discounted cash flow	Discount rate	1.8% - 27.0%	3.4%
		Recoverability	Recoverability rate	14.0% - 75.0%	57.8%
		Third party pricing	N/A	N/A	N/A
Profit participating notes	2,577,596	Discounted cash flow	Discount rate	7.5% - 15.0%	14.6%
Real estate	422,123	Discounted cash flow	Capitalization rate	5.8% - 6.0%	5.8%
		Discounted cash flow	Discount rate	6.3% - 12.5%	8.4%
		Discounted cash flow	Terminal capitalization rate	8.3%	8.3%
		Direct capitalization	Capitalization rate	5.5% - 8.5%	6.6%
		Direct capitalization	Terminal capitalization rate	5.8% - 12%	7.6%
Bonds	97,209	Discounted cash flow	Discount rate	5.5% - 7.0%	6.5%
		Third party pricing	N/A	N/A	N/A
Convertible securities	16,581	Discounted cash flow	Discount rate	12.4%	12.4%
		Dividend discount model	Discount rate	13.8%	13.8%
		Market comparable companies	P/E multiple	9.8x	9.8x
		Market comparable companies	TBV multiple	0.56x	0.56x
Warrants	2,676	Option model	Volatility	50.0% - 64.4%	53.1%
Other equity investments	6,167	Third party pricing	N/A	N/A	N/A
Total Investments of Consolidated VIEs	10,962,980
Total Financial Assets	$11,332,752
Financial Liabilities
Liabilities of Consolidated VIEs:
Secured loans	$3,822,475	Discounted cash flow	Discount rate	1.8% - 9.3%	2.7%
Subordinated notes	3,044,437	Discounted cash flow	Discount rate	7.7% - 14.0%	9.9%
		Adjusted transaction value	N/A	N/A	N/A
Preferred equity	213,506	Discounted cash flow	Discount rate	15%	15%
Other liabilities	20,202	Discounted cash flow	Discount rate	1.8% - 7.9%	5.7%
		Adjusted transaction value	N/A	N/A	N/A
		Third party pricing	N/A	N/A	N/A
Total liabilities of Consolidated VIEs:	7,100,620
Contingent Consideration Obligation	$119,788	Discounted cash flow	Discount rate	17.5%	17.5%
Total Financial Liabilities	$7,220,408

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
NTAV        Net tangible asset value
P/E        Price-to-Earnings
TBV        Total book value
(1)      Unobservable inputs were weighted based on the fair value of the investments included in the range.
Fair Value Measurement of Investment in Athene Holding
As of December 31, 2020, the fair value of Apollo’s Level II investment in Athene Holding was estimated using the closing market price of Athene Holding shares of $43.14 less a DLOM of 17.5%. The DLOM was derived based on the average remaining lock up restrictions on the shares of Athene Holding held by Apollo (36 months from the closing date of the transactions contemplated by the Transaction Agreement) and the estimated volatility in such shares of Athene Holding. The historical share price volatility of a representative set of Athene Holding’s publicly traded insurance peers was calculated over a three year period equivalent to the lock up on the shares of Athene Holding held by Apollo and used as a proxy to estimate the projected volatility in Athene Holding’s shares. As of December 31, 2019, the fair value of Apollo’s Level I investment in Athene Holding was calculated using the closing market price of Athene Holding shares of $47.03.
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
Consolidated VIEs
Investments
The significant unobservable inputs used in the fair value measurement of the equity securities include the discount rate applied, purchase multiple, price-to-earnings multiple, total book value multiple and net tangible asset value in the valuation models. These unobservable inputs in isolation can cause significant increases or decreases in fair value. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks.
The significant unobservable inputs used in the fair value measurement of bank loans are discount rates and recoverability percentage. Significant increases (decreases) in any discount rates would result in a significantly lower (higher) fair value measurement.
The significant unobservable inputs used in the fair value measurement of convertible securities are discount rates, price-to-earnings multiple and total book value multiple. Significant increases (decreases) in any discount rates would result in a significantly lower (higher) fair value measurement.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The significant unobservable inputs used in the fair value measurement of bonds and profit participating notes are discount rates. Significant increases (decreases) in discount rates would result in a significantly lower (higher) fair value measurements.
The significant unobservable inputs used in the fair value measurement of real estate are discount rates and capitalization rates. Significant increases (decreases) in any discount rates or capitalization rates in isolation would result in a significantly lower (higher) fair value measurement.
The significant unobservable inputs used in the fair value measurement of warrants are volatility rates. Significant increases (decreases) in volatility rates would result in a significantly higher (lower) fair value measurement.
Certain investments are valued using the NAV per share equivalent calculated by the investment manager as a practical expedient to determining an independent fair value.
Liabilities
The debt obligations of certain consolidated VIEs, that are CLOs, were measured on the basis of the fair value of the financial assets of those CLOs as the financial assets were determined to be more observable and, as a result, categorized as Level II in the fair value hierarchy.
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
Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value utilizing a model based approach to determine fair value. Valuation approaches used to estimate the fair value of illiquid credit investments also may include the market approach and the income approach, as described below. The valuation approaches used consider, as applicable, market risks, credit risks, counterparty risks and foreign currency risks.
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
8. OTHER ASSETS
Other assets consisted of the following:

	As of December 31, 2020	As of December 31, 2019
Fixed assets	$191,853	$138,359
Less: Accumulated depreciation and amortization	(111,821)	(96,347)
Fixed assets, net	80,032	42,012
Deferred equity-based compensation(1)	137,777	132,422
Prepaid expenses	46,639	55,189
Intangible assets, net	23,586	20,615
Tax receivables	42,979	48,106
Other	33,950	28,105
Total Other Assets	$364,963	$326,449
(1)Deferred equity-based compensation relates to the value of equity-based awards that have been or are expected to be granted in connection with the settlement of certain profit sharing arrangements. A corresponding amount for awards expected to be granted of $114.6 million and $112.4 million, as of December 31, 2020 and 2019, respectively, is included in other liabilities on the consolidated statements of financial condition.
Depreciation expense was $11.4 million, $9.6 million, and $8.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is presented as a component of general, administrative and other expense in the consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
Intangible assets, net consists of the following:

	As of December 31,
	2020	2019
Intangible assets/management contracts	$272,572	$262,169
Accumulated amortization	(248,986)	(241,554)
Intangible assets, net	$23,586	$20,615
The changes in intangible assets, net consist of the following and includes approximately $1.8 million and $1.0 million of indefinite-lived intangible assets as of December 31, 2020 and 2019, respectively.

	For the Years Ended December 31,
	2020	2019	2018
Balance, beginning of year	$20,615	$18,899	$18,842
Amortization expense	(7,431)	(6,159)	(5,629)
Acquisitions / additions	10,402	7,875	5,686
Balance, end of year	$23,586	$20,615	$18,899
Expected amortization of these intangible assets for each of the next 5 years and thereafter is as follows:

	2021	2022	2023	2024	2025	Thereafter	Total
Amortization of intangible assets	$9,258	$6,700	$4,453	$692	$692	$31	$21,826
There was no impairment of indefinite lived intangible assets as of December 31, 2020 and 2019.
9. LEASES
Apollo has operating leases for office space, data centers, and certain equipment under various lease agreements.
The table below presents operating lease expenses:

	For the Years Ended December 31,
	2020	2019	2018
Operating lease cost	$46,483	$42,680	$37,144
The following table presents supplemental cash flow information related to operating leases:

	For the Years Ended December 31,
	2020	2019	2018
Operating cash flows for operating leases	$27,452	$30,626	35,654

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
As of December 31, 2020, the Company’s total lease payments by maturity are presented in the following table:

Operating Lease Payments
2021	$36,026
2022	36,396
2023	33,717
2024	31,085
2025	28,989
Thereafter	241,481
Total lease payments	$407,694
Less imputed interest	(74,779)
Present value of lease payments	$332,915
The Company has undiscounted future operating lease payments of $260.9 million related to leases that have not commenced that were entered into as of December 31, 2020. Such lease payments are not yet included in the table above or the Company’s consolidated statements of financial condition as lease assets and lease liabilities. These operating leases are anticipated to commence by 2022 with lease terms of approximately 15 years.
Supplemental information related to leases is as follows:

	As of December 31, 2020	As of December 31, 2019
Weighted average remaining lease term (in years)	13.6	12.3
Weighted average discount rate	3.1%	3.3%
10. INCOME TAXES
The Company’s income tax (provision) benefit totaled $(87.0) million, $129.0 million and $(86.0) million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company’s effective income tax rate was 15.7%, (9.2)% and 81.7% for the years ended December 31, 2020, 2019 and 2018, respectively. The Company has had significant movement in its effective income tax rate from December 31, 2018 through December 31, 2020 which resulted primarily from the Company’s entity structure prior to the Conversion that occurred on September 5, 2019, and the impact of the Conversion itself. Prior to the Conversion, a portion of the investment income, performance allocations and principal investment income earned by the Company was not subject to corporate-level tax in the United States. Subsequent to the Conversion generally all of the Company’s income is subject to U.S. corporate incomes taxes.
The provision for income taxes is presented in the following table:

	For the Years Ended December 31,
	2020	2019	2018
Current:
Federal income tax	$21,039	$1,973	$—
Foreign income tax(1)	24,926	10,792	4,208
State and local income tax	5,389	3,408	1,633
Subtotal	51,354	16,173	5,841
Deferred:
Federal income tax	9,109	(120,457)	33,936
Foreign income tax(1)	42	128	—
State and local income tax	26,461	(24,838)	46,244
Subtotal	35,612	(145,167)	80,180
Total Income Tax Provision (Benefit)	$86,966	$(128,994)	$86,021

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
(1)The foreign income tax provision was calculated on $115.9 million, $44.7 million and $41.8 million of pre-tax income generated in foreign jurisdictions for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table reconciles the U.S. Federal statutory tax rate to the effective income tax rate:

	For the Years Ended December 31,
	2020	2019	2018
U.S. Federal Statutory Tax Rate	21.0%	21.0%	21.0%
Income Passed Through to Non-Controlling Interests	(12.2)	(10.7)	(24.2)
(Income) Loss Passed Through to Class A Shareholders	—	(2.7)	53.8
State and Local Income Taxes (net of Federal Benefit)	3.8	1.1	29.8
Impact of Corporate Conversion	0.9	(16.7)	—
Impact of Foreign Taxes (net of Foreign Tax Credit)	2.3	0.5	2.0
Impact of Equity-Based Compensation	(1.2)	(0.9)	(3.5)
Other	1.1	(0.8)	2.8
Effective Income Tax Rate	15.7%	(9.2)%	81.7%
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years.
The Company’s deferred tax assets and liabilities in the consolidated statements of financial condition consist of the following:

	As of December 31,
	2020	2019
Deferred Tax Assets:
Depreciation and amortization	$273,545	$270,746
Net operating loss carryforwards	4,026	4,452
Deferred Revenue	3,329	5,186
Equity-based compensation	14,243	9,528
Foreign tax credit	5,854	10,725
Basis difference in investments	204,653	168,573
Other	33,894	11,042
Total Deferred Tax Assets	539,544	480,252
Deferred Tax Liabilities:
Unrealized gains from investments	—	6,299
Other	300	788
Total Deferred Tax Liabilities	300	7,087
Total Deferred Tax Assets, Net	$539,244	$473,165
As of December 31, 2020, the Company had no remaining federal net operating loss (“NOL”) carryforwards and $56.8 million of state and local net operating loss carryforwards that will begin to expire after 2036. In addition, the Company’s foreign tax credit carryforwards will begin to expire after 2030.
The Company considered its historical and current year earnings, current utilization of existing deferred tax assets and deferred tax liabilities, the 15 year amortization periods of the tax basis of its intangible assets, and short and long term business forecasts in evaluating whether it should establish a valuation allowance. The Company concluded it is more likely than not that its deferred tax assets will be realized and that no valuation allowance was needed at December 31, 2020.
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
The material tax jurisdictions in which the Company operates are the United States, New York State, New York City, California and the United Kingdom. There are no unremitted earnings with respect to the United Kingdom and other foreign entities.
In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. As of December 31, 2020, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2017 through 2019 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax return of a subsidiary for the 2011 tax year. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2018. No provisions with respect to these examinations have been recorded.
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
The Company records deferred tax assets as a result of the step-up in the tax basis of assets and intangibles resulting from exchanges of AOG Units for Class A Common Stock by the Managing and Contributing Partners. A related liability is recorded in “Due to Related Parties” in the consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among APO Corp., the Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 15). The benefit the Company obtains from the difference in the tax asset recognized and the related liability results in an increase to additional paid in capital. The amortization period for the portion of the increase in tax basis related to intangibles is 15 years. The realization of the remaining portion of the increase in tax basis relates to the disposition of the underlying assets to which the step-up is attributed. The associated deferred tax assets reverse over the same corresponding time periods.
The table below presents the impact to the deferred tax asset, tax receivable agreement liability and additional paid in capital related to the exchange of AOG Units for Class A Common Stock.

Exchange of AOG Units for Class A Common Stock	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Year Ended December 31, 2020	$86,864	$68,801	$28,904
For the Year Ended December 31, 2019	$171,814	$41,954	$17,553
For the Year Ended December 31, 2018	$45,017	$37,891	$7,126
On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, contains numerous income tax provisions. While the Company continues to evaluate the impact of the CARES Act, it does not currently believe it will have a material impact on the Company’s consolidated financial statements or related disclosures.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
11. DEBT
Debt consisted of the following:

	As of December 31, 2020				As of December 31, 2019
	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate
2024 Senior Notes(1)	$497,817	$553,633	(4)	4.00%	$497,164	$529,333	(4)	4.00%
2026 Senior Notes(1)	497,217	581,898	(4)	4.40	496,704	540,713	(4)	4.40
2029 Senior Notes(1)	674,757	804,768	(4)	4.87	674,727	761,780	(4)	4.87
2030 Senior Notes(1)	494,375	513,362	(4)	2.65	—	—		—
2039 Senior Secured Guaranteed Notes(1)	317,042	376,472	(5)	4.77	316,100	354,093	(5)	4.77
2048 Senior Notes(1)	296,633	379,953	(4)	5.00	296,510	350,331	(4)	5.00
2050 Subordinated Notes(1)	296,557	307,500	(4)	4.95	297,008	304,125	(4)	4.95
Secured Borrowing I(2)	19,526	19,527	(3)	1.84	17,921	17,921	(3)	1.99
Secured Borrowing II(2)	20,767	20,773	(3)	1.71	—	—		—
2014 AMI Term Facility II(2)	—	—		—	17,266	17,266	(3)	1.75
2016 AMI Term Facility I(2)	20,608	20,608	(3)	1.30	18,915	18,915	(3)	1.30
2016 AMI Term Facility II(2)	19,922	19,922	(3)	1.40	18,285	18,285	(3)	1.40
Total Debt	$3,155,221	$3,598,416			$2,650,600	$2,912,762
(1)Includes amortization of note discount, as applicable. Outstanding balance is presented net of unamortized debt issuance costs:

	As of December 31, 2020	As of December 31, 2019
2024 Senior Notes	$1,841	$2,394
2026 Senior Notes	2,545	3,014
2029 Senior Notes	5,282	5,928
2030 Senior Notes	4,231	—
2039 Senior Secured Guaranteed Notes	7,958	8,900
2048 Senior Notes	3,073	3,185
2050 Subordinated Notes	3,443	2,992
Total	$28,373	$26,413
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
The Secured Borrowings consist of obligations through repurchase agreements redeemable at maturity with third party lenders. The weighted average remaining maturity of Secured Borrowing I and II is 10.7 years.
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
AMH Credit Facility—On November 23, 2020, AMH as borrower (the “Borrower”) entered into a new credit agreement (the “AMH Credit Facility”) with the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent for the lenders. The AMH Credit Facility refinanced the 2018 AMH Credit Facility listed below. The AMH Credit Facility provides for a $750 million revolving credit facility to the Borrower with a final maturity date of November 23, 2025. The AMH Credit Facility is to remain available until its maturity, and any undrawn revolving commitments bear a commitment fee. The interest rate on the AMH Credit Facility is based on adjusted London Inter-Bank Offered Rate (“LIBOR”) and the applicable margin as of December 31, 2020 was 1.00%. The commitment fee on the $750 million undrawn AMH Credit Facility as of December 31, 2020 was 0.09%.
Borrowings under the AMH Credit Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. The Borrower may incur incremental facilities in respect of the AMH Credit Facility in an aggregate amount not to exceed $250 million plus additional amounts so long as the Borrower is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. As of December 31, 2020, the AMH Credit Facility was undrawn.
2018 AMH Credit Facility—On July 11, 2018, AMH as borrower (the “Borrower”) entered into a credit agreement (the “2018 AMH Credit Facility”) with the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent for the lenders. The AMH Credit Facility refinanced the 2018 AMH Credit Facility at substantially the same terms. The 2018 AMH Credit Facility and all related loan documents were terminated as of November 23, 2020.
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
2030 Senior Notes—On June 5, 2020, AMH issued $500 million in aggregate principal amount of its 2.65% Senior Notes due 2030 (the “2030 Senior Notes”), at an issue price of 99.704% of par. Interest on the 2030 Senior Notes is payable semi-annually in arrears on June 5 and December 5 of each year. The 2030 Senior Notes will mature on June 5, 2030. The discount is amortized into interest expense on the consolidated statements of operations over the term of the 2030 Senior Notes. The Company is obligated to settle the 2030 Senior Notes for the face amount of $500 million.
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
As of December 31, 2020, the indentures governing the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2048 Senior Notes and the 2050 Subordinated Notes (the “Indentures”) include covenants that restrict the ability of AMH and, as applicable, the guarantors of the notes under the Indentures to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries, or merge, consolidate or sell, transfer or lease assets. The Indentures also provide for customary events of default.
As of December 31, 2020, the indenture governing the 2039 Senior Secured Guaranteed Notes includes a series of covenants and restrictions customary for transactions of this type, including covenants that (i) require the Issuer to maintain specified reserve accounts to be used to make required payments in respect of the 2039 Senior Secured Guaranteed Notes, (ii) relate to prepayments and related payments of specified amounts, including specified make-whole payments under certain circumstances and (iii) relate to recordkeeping, access to information and similar matters.
The following table presents the interest expense incurred related to the Company’s debt:

	For the Years Ended December 31,
	2020	2019	2018
Interest Expense:(1)
2013 AMH Credit Facilities	$—	$—	$2,387
2018 AMH Credit Facility	1,215	1,277	489
AMH Credit Facility	73	—	—
2024 Senior Notes	20,652	20,652	20,652
2026 Senior Notes	22,513	22,513	22,513
2029 Senior Notes	32,916	27,743	—
2030 Senior Notes	7,888	—	—
2039 Senior Secured Guaranteed Notes	16,445	9,182	—
2048 Senior Notes	15,124	15,124	12,009
2050 Subordinated Notes	14,970	586	—
AMI Term Facilities/ Secured Borrowings	1,443	1,292	1,324
Total Interest Expense	$133,239	$98,369	$59,374
(1)Debt issuance costs incurred are amortized into interest expense over the term of the debt arrangement, as applicable.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The table below presents the contractual maturities for the Company's debt arrangements as of December 31, 2020:

	2021	2022	2023	2024	2025	Thereafter	Total
2024 Senior Notes	$—	$—	$—	$500,000	$—	$—	$500,000
2026 Senior Notes	—	—	—	—	—	500,000	500,000
2029 Senior Notes	—	—	—	—	—	675,000	675,000
2030 Senior Notes	—	—	—	—	—	500,000	500,000
2039 Senior Secured Guaranteed Notes	—	—	—	—	—	325,000	325,000
2048 Senior Notes	—	—	—	—	—	300,000	300,000
2050 Subordinated Notes	—	—	—	—	—	300,000	300,000
Secured Borrowing I	—	—	—	—	—	19,526	19,526
Secured Borrowing II	—	—	—	—	—	20,767	20,767
2016 AMI Term Facility I	—	—	—	—	20,608	—	20,608
2016 AMI Term Facility II	—	—	19,922	—	—	—	19,922
Total Obligations as of December 31, 2020	$—	$—	$19,922	$500,000	$20,608	$2,640,293	$3,180,823

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
12. NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK
The table below presents basic and diluted net income per share of Class A Common Stock using the two-class method:

	Basic and Diluted
	For the Years Ended December 31,
	2020		2019	2018
Numerator:
Net Income (Loss) Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$119,958		$806,537	$(42,038)
Dividends declared on Class A Common Stock(1)	(530,576)		(417,386)	(388,744)
Dividends on participating securities(2)	(18,956)		(17,888)	(18,119)
Earnings allocable to participating securities	—	(3)	(17,343)	—	(3)
Undistributed income (loss) attributable to Class A Common Stockholders: Basic	(429,574)		353,920	(448,901)
Dilution effect on distributable income attributable to unvested RSUs	—		3,173	—
Undistributed income (loss) attributable to Class A Common Stockholders: Diluted	$(429,574)		$357,093	$(448,901)
Denominator:
Weighted average number of shares of Class A Common Stock outstanding: Basic	227,530,600		207,072,413	199,946,632
Dilution effect of unvested RSUs	—		1,676,111	—
Weighted average number of shares of Class A Common Stock outstanding: Diluted	227,530,600		208,748,524	199,946,632
Net Income per share of Class A Common Stock: Basic
Distributed Income	$2.31		$2.02	$1.93
Undistributed Income (Loss)	(1.87)		1.70	(2.23)
Net Income (Loss) per share of Class A Common Stock: Basic	$0.44		$3.72	$(0.30)
Net Income (Loss) per share of Class A Common Stock: Diluted(4)
Distributed Income	$2.31		$2.01	$1.93
Undistributed Income (Loss)	(1.87)		1.70	(2.23)
Net Income (Loss) per share of Class A Common Stock: Diluted	$0.44		$3.71	$(0.30)
(1)See note 14 for information regarding the quarterly dividends declared and paid during 2020, 2019 and 2018.
(2)Participating securities consist of vested and unvested RSUs that have rights to dividends and unvested restricted shares.
(3)No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A Common Stockholders.
(4)For the years ended December 31, 2020 and 2018, all of the classes of securities were determined to be anti-dilutive. For the year ended December 31, 2019, unvested RSUs were determined to be dilutive, and were accordingly included in the diluted earnings per share calculation. For the year ended December 31, 2019, the share options, AOG Units and participating securities were determined to be anti-dilutive and were accordingly excluded from the diluted earnings per share calculation.
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
Apollo Global Management, Inc. has one share of Class B Common Stock outstanding, which is held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the share of Class B Common Stock is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for shares of Class A Common Stock, subject to the terms of the AGM Inc. Certificate of Incorporation. The Class B Common Stock has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or dividends. The Class B Common Stock has no dividend rights and only a de minimis liquidation right. The Class B Common Stock represented 47.2%, 44.7% and 52.4% of the total voting power of the Company’s Class A Common Stock and Class B Common Stock with respect to the limited matters upon which they were entitled to vote together as a single class pursuant to the Company’s governing documents as of December 31, 2020, 2019 and 2018, respectively.
The following table summarizes the anti-dilutive securities.

	For the Years Ended December 31,
	2020	2019	2018
Weighted average vested RSUs	479,603	430,748	384,592
Weighted average unvested RSUs	7,882,039	N/A	8,850,291
Weighted average unexercised options	—	152,084	204,167
Weighted average AOG Units outstanding(1)	175,303,111	195,124,877	203,019,177
Weighted average unvested restricted shares	1,129,452	959,069	872,252
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Years Ended December 31,
	2020	2019	2018
Plan Grants:
Discount for the lack of distributions until vested(1)	0.1%	18.7%	12.0%
Marketability discount for transfer restrictions(2)	9.4%	4.9%	4.7%
Bonus Grants:
Marketability discount for transfer restrictions(2)	3.0%	4.1%	2.3%
Performance Grants:
Discount for the lack of distributions until vested(1)	8.7%	14.0%	12.8%
Marketability discount for transfer restrictions(2)	9.2%	5.9%	5.6%
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
During the year ended December 31, 2020 and December 31, 2019, the Company awarded Performance Grants of 2.2 million and 1.7 million RSUs to certain employees with a grant date fair value of $86.6 million and $45.2 million, respectively, which vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation. During the year ended December 31, 2020 and December 31, 2019, the Company modified Plan Grants of 0.5 million and 0.5 million RSUs with a grant date fair value of $15.6 million and $10.5 million to Performance Grants of 0.5 million and 0.5 million RSUs, respectively. The modification did not result in a change to the grant date fair value of the awards, as performance conditions that impact vesting are not considered in the determination of the fair value of an award and the award is otherwise expected to vest under the original terms. In accordance with U.S. GAAP, equity-based compensation expense for these and other Performance Grants will be recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable.
Additionally, the Company entered into an agreement in 2018 with several employees under which RSUs would be granted starting in 2020 if year-over-year growth in certain discretionary earnings metrics were attained prior to grant and they remained employed at the grant date. Once granted, the awards vest subject to continued employment and the Company’s receipt of performance revenues sufficient to cover the associated equity-based compensation expense. In connection with these agreements, the Company granted 0.3 million RSUs with a grant date fair value of $11.7 million that were fully vested and expensed during the three months ended June 30, 2020. No additional awards were granted during the year ended December 31, 2020.
The following table summarizes the equity-based compensation expense recognized relating to Performance Grants:

	For the Years Ended December 31,
	2020	2019	2018
Equity-based compensation	$96,750	$71,438	$75,188
The fair value of all RSU grants made during the years ended December 31, 2020, 2019 and 2018 was $192.5 million, $121.4 million and $256.1 million, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The following table presents the actual forfeiture rates and equity-based compensation expense recognized:

	For the Years Ended December 31,
	2020	2019	2018
Actual forfeiture rate	6.9%	2.1%	7.8%
Equity-based compensation	173,199	146,096	146,708
The following table summarizes RSU activity:

	Unvested		Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2020	9,784,693		$26.38	2,349,618	12,134,311	(1)
Granted	4,562,779		42.18	—	4,562,779
Forfeited	(970,437)		$23.28	(17,185)	(987,622)
Vested	(4,398,642)		32.20	4,398,642	—
Issued	—		$28.42	(4,897,743)	(4,897,743)
Balance at December 31, 2020	8,978,393	(2)	$31.89	1,833,332	10,811,725	(1)
(1)Amount excludes RSUs which have vested and have been issued in the form of Class A Common Stock.
(2)Includes 6,167,344 Performance Grant RSUs, 1,861,686 Bonus Grant RSUs and 949,363 Plan Grant RSUs.
As of December 31, 2020, there was $163.3 million of total unrecognized equity-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average term of 2.3 years.
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
The fair value of restricted share award grants made during the years ended December 31, 2020, 2019 and 2018 was $30.7 million, $11.1 million and $30.2 million, respectively.
The following table presents the actual forfeiture rates and equity-based compensation expense recognized:

	For the Years Ended December 31,
	2020	2019	2018
Actual forfeiture rate	3.6%	0.8%	2.9%
Equity-based compensation	$25,846	$17,095	$13,515
The following table summarizes the restricted share award activity:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of Restricted Share Awards Outstanding
Balance at January 1, 2020	890,458	$33.02	—	890,458
Granted	636,425	48.16	—	636,425
Forfeited	(54,597)	36.79	—	(54,597)
Issued	—	37.20	(713,034)	(713,034)
Vested	(713,034)	37.20	713,034	—
Balance at December 31, 2020	759,252	$41.52	—	759,252

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
As of December 31, 2020, there was $23.0 million of total unrecognized equity-based compensation expense related to unvested restricted share awards, which is expected to be recognized over a weighted-average term of 1.7 years
Restricted Stock and Restricted Stock Unit Awards—ARI and AINV
The Company has granted ARI and AINV restricted share units to certain employees of the Company. Separately, ARI granted restricted stock awards and restricted stock unit awards ("ARI Awards") to certain employees of the Company. These awards generally vest over three years, either quarterly or annually.
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
The following table summarizes the management fees, equity-based compensation expense, and actual forfeiture rates for the ARI Awards:

	For the Years Ended December 31,
	2020	2019	2018
Management fees	$10,134	$16,697	$11,952
Equity-based compensation	$10,134	$16,697	$11,952
Actual forfeiture rate	1.0%	1.2%	2.6%
The following table summarizes activity for the ARI Awards that were granted to certain of the Company’s employees:

	ARI Awards Unvested		Weighted Average Grant Date Fair Value	ARI Awards Vested	Total Number of ARI Awards Outstanding
Balance at January 1, 2020	2,152,533		$17.57	867,510	3,020,043
Granted	1,446,155		11.04	—	1,446,155
Forfeited	(36,548)		17.23	—	(36,548)
Delivered	—		17.31	(947,874)	(947,874)
Vested	(1,033,115)		17.65	1,033,115	—
Balance at December 31, 2020	2,529,025	(1)	$13.81	952,751	3,481,776
(1)ARI Awards were expected to vest over the next 2.4 years.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The following table summarizes activity for the AINV Awards that were granted to certain of the Company’s employees:

	AINV Unvested RSUs		Weighted Average Grant Date Fair Value	AINV RSUs Vested	Total Number of AINV Awards Outstanding
Balance at January 1, 2020	80,375		15.89	51,870	132,245
Granted	358,693		10.74	—	358,693
Forfeited	(4,874)		14.22	—	(4,874)
Delivered	—		16.84	(53,274)	(53,274)
Vested	(135,593)		12.38	135,593	—
Balance at December 31, 2020	298,601	(1)	11.32	134,189	432,790
(1)AINV Awards were expected to vest over the next 2.9 years.
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
Below is a reconciliation of the equity-based compensation allocated to AGM Inc.:

	For the Year Ended December 31, 2020
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, Inc.
RSUs, share options and restricted share awards	$197,072	—%	$—	$197,072
Other equity-based compensation awards	16,068	47.1	7,575	8,493
Total equity-based compensation	$213,140		7,575	205,565
Less other equity-based compensation awards(2)			(7,575)	(31,733)
Capital increase related to equity-based compensation			$—	$173,832

	For the Year Ended December 31, 2019
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, Inc.
RSUs, share options and restricted share awards	$161,995	—%	$—	$161,995
Other equity-based compensation awards	27,653	44.7	12,355	15,298
Total equity-based compensation	$189,648		12,355	177,293
Less other equity-based compensation awards(2)			(12,355)	(30,575)
Capital increase related to equity-based compensation			$—	$146,718

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Year Ended December 31, 2018
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, Inc.
RSUs, share options and restricted share awards	$159,575	—%	$—	$159,575
Other equity-based compensation awards	13,653	50.1	6,843	6,810
Total equity-based compensation	$173,228		6,843	166,385
Less other equity-based compensation awards(2)			(6,843)	(18,848)
Capital increase related to equity-based compensation			$—	$147,537

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
Holders of Class A Common Stock are entitled to participate in dividends from the Company on a pro rata basis. As of December 31, 2020, the holders of Class A Common Stock had limited voting rights.
During the years ended December 31, 2020, 2019 and 2018, the Company issued shares of Class A Common Stock in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of shares of Class A Common Stock issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of shares of Class A Common Stock issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The table below summarizes the issuance of shares of Class A Common Stock for equity-based awards:

	For the Years Ended December 31,
	2020	2019	2018
Shares of Class A Common Stock issued in settlement of vested RSUs and share options exercised(1)	4,897,743	4,640,072	3,866,209
Reduction of shares of Class A Common Stock issued(2)	(2,082,934)	(1,854,313)	(1,311,108)
Shares of Class A Common Stock purchased related to share issuances and forfeitures(3)	581,828	14,051	(208,521)
Issuance of shares of Class A Common Stock for equity-based awards	3,396,637	2,799,810	2,346,580
(1)The gross value of shares issued was $226.6 million, $148.2 million and $129.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, based on the closing price of a Class A Common Stock at the time of issuance.
(2)Cash paid for tax liabilities associated with net share settlement was $96.6 million, $56.6 million and $43.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(3)Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted Class A Common Stock of AGM that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's 2007 Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase Class A Common Stock on the open market and retire them. During the years ended December 31, 2020, 2019 and 2018, we issued 636,425, 289,714 and 927,020 of such restricted shares and 168,591, 102,089 and 85,371 of such RSUs under the 2007 Equity Plan, respectively, and repurchased 19,549, 265,113 and 1,093,867 Class A Common Stock in open-market transactions not pursuant to a publicly-announced repurchase plan or program, respectively. In addition, there were 54,597, 10,550 and 41,674 restricted shares forfeited during the years ended December 31, 2020, 2019 and 2018, respectively.
Additionally, during the years ended December 31, 2020, 2019 and 2018, 2,735,546, 3,453,901 and 2,701,876 shares of Class A Common Stock were repurchased in open market transactions as part of the publicly announced share repurchase program discussed above, respectively, and such shares were subsequently canceled by the Company. The Company paid $90.7 million, $102.4 million and $55.4 million for these open market share repurchases during the years ended December 31, 2020, 2019 and 2018, respectively.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Dividend Declaration Date	Dividend per share of Class A Common Stock	Payment Date	Dividend to Class A Common Stockholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
February 1, 2018	$0.66	February 28, 2018	$133.0	$133.7		$266.7	$5.4
N/A	—	April 12, 2018	—	50.5	(1)	50.5	—
May 3, 2018	0.38	May 31, 2018	76.6	77.0		153.6	4.1
August 2, 2018	0.43	August 31, 2018	86.5	87.1		173.6	4.2
November 1, 2018	0.46	November 30, 2018	92.6	93.0		185.6	4.4
For the year ended December 31, 2018	$1.93		$388.7	$441.3		$830.0	$18.1
January 31, 2019	$0.56	February 28, 2019	$113.3	$113.3		$226.6	$5.0
N/A	—	April 12, 2019	—	45.4	(1)	45.4	—
May 2, 2019	0.46	May 31, 2019	92.2	93.0		185.2	4.1
July 31, 2019	0.50	August 30, 2019	100.4	101.0		201.4	4.4
N/A	—	August 15, 2019	—	4.1	(1)	4.1	—
N/A	—	September 26, 2019	—	17.8	(1)	17.8	—
October 31, 2019	0.50	November 29,2019	111.5	90.1		201.6	4.4
For the Year Ended December 31, 2019	$2.02		$417.4	$464.7		$882.1	$17.9
January 30, 2020	$0.89	February 28, 2020	$205.6	$155.6		$361.2	$7.2
N/A	—	April 15, 2020	—	43.0	(1)	43.0	—
May 1, 2020	0.42	May 29, 2020	96.2	85.7		181.9	3.6
July 30, 2020	0.49	August 31, 2020	112.1	100.0		212.1	4.0
October 29, 2020	$0.51	November 30, 2020	116.7	$104.0		$220.7	$4.1
For the Year Ended December 31, 2020	$2.31		$530.6	$488.3		$1,018.9	$18.9
(1)    On April 12, 2018, April 12, 2019 and April 15, 2020 the Company made $0.25, $0.18 and $0.21 per AOG Unit pro rata distribution, respectively, to the Non-Controlling Interest holders in the Apollo Operating Group, in connection with taxes and payments made under the tax receivable agreement. See note 15 for more information regarding the tax receivable agreement. On April 12, 2019, August 15, 2019 and September 26, 2019, the Company made a $0.04, $0.02 and $0.10 per AOG Unit pro rata distribution, respectively, to the Non-Controlling Interest holders in the Apollo Operating Group, in connection with federal corporate estimated tax payments.
Non-Controlling Interests
As discussed in note 1, Athene Holding acquired 29,154,519 non-voting equity interests of the Apollo Operating Group, which as of December 31, 2020 represented a 6.7% economic interest in the Apollo Operating Group. The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to Non-Controlling Interests consisted of the following:

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Years Ended December 31,
	2020	2019	2018
Net income attributable to Non-Controlling Interests in consolidated entities:
Interest in management companies and a co-investment vehicle(1)	$3,386	$4,755	$4,176
Other consolidated entities	114,992	25,749	27,472
Net income attributable to Non-Controlling Interests in consolidated entities	$118,378	$30,504	$31,648

Net income attributable to Non-Controlling Interests in the Apollo Operating Group:
Net income	$466,802	$1,536,843	$19,251
Net income attributable to Non-Controlling Interests in consolidated entities	(118,378)	(30,504)	(31,648)
Net income (loss) after Non-Controlling Interests in consolidated entities	348,424	1,506,339	(12,397)
Adjustments:
Income tax provision (benefit)(2)	86,966	(128,994)	86,021
NYC UBT and foreign tax benefit(3)	(26,549)	(15,890)	(9,764)
Net income (loss) in non-Apollo Operating Group entities	(13,571)	51,030	(35,072)
Series A Preferred Stock Dividends	(17,531)	(17,531)	(17,531)
Series B Preferred Stock Dividends	(19,125)	(19,125)	(14,131)
Total adjustments	10,190	(130,510)	9,523
Net income (loss) after adjustments	358,614	1,375,829	(2,874)
Weighted average ownership percentage of Apollo Operating Group	47.1%	48.4%	50.3%
Net income (loss) attributable to Non-Controlling Interests in Apollo Operating Group	$191,810	$663,146	$(2,021)

Net income attributable to Non-Controlling Interests	$310,188	$693,650	$29,627
Other comprehensive income (loss) attributable to Non-Controlling Interests	38,113	(7,496)	(17,409)
Comprehensive Income Attributable to Non-Controlling Interests	$348,301	$686,154	$12,218
(1)Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of the credit funds managed by Apollo.
(2)Reflects all taxes recorded in our consolidated statements of operations. Of this amount, U.S. federal, state, and local corporate income taxes attributable to AGM Inc. and its subsidiaries are added back to income of the Apollo Operating Group before calculating Non-Controlling Interests as the income allocable to the Apollo Operating Group is not subject to such taxes.
(3)Reflects New York City Unincorporated Business Tax (“NYC UBT”) and foreign taxes that are attributable to the Apollo Operating Group and its subsidiaries related to its operations in the U.S. as partnerships and in non-U.S. jurisdictions as corporations. As such, these amounts are considered in the income attributable to the Apollo Operating Group.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of December 31, 2020	As of December 31, 2019
Due from Related Parties:
Due from credit funds	$183,992	$186,495
Due from private equity funds	21,169	27,724
Due from real assets funds	28,231	26,626
Due from portfolio companies	80,122	53,394
Due from Contributing Partners, employees and former employees	148,869	120,830
Total Due from Related Parties	$462,383	$415,069
Due to Related Parties:
Due to Managing Partners and Contributing Partners	$310,230	$302,050
Due to credit funds	34,280	7,213
Due to private equity funds	216,899	191,620
Due to real assets funds	47,060	504
Total Due to Related Parties	$608,469	$501,387
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
As a result of the exchanges of AOG Units for Class A Common Stock during the years ended December 31, 2020, 2019 and 2018, a $68.8 million, $42.0 million and $37.9 million liability was recorded, respectively, to estimate the amount of the future expected payments to be made by AGM Inc. and its subsidiaries to the Managing Partners and Contributing Partners pursuant to the tax receivable agreement.
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
During the year ended December 31, 2020, the Company remeasured the tax receivable agreement liability and recorded $12.4 million in other income (loss), net in the consolidated statements of operations primarily due to the change in the estimated state tax rates during the year. During the year ended December 31, 2019, the Company remeasured the tax receivable agreement liability and recorded a $50.3 million loss in other income (loss), net in the consolidated statements of operations primarily due to the expected payments under the tax receivable agreement for the step-up in tax basis of intangibles related to prior exchanges of AOG Units for Class A Common Stock as well as a change in estimated tax rates during the year. During the year ended December 31, 2018, the Company remeasured the tax receivable agreement liability and

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
recorded $35.4 million in other income (loss), net in the consolidated statements of operations due to changes in estimated tax rates resulting from legislative reforms in the TCJA.
Due from Contributing Partners, Employees and Former Employees
As of December 31, 2020 and December 31, 2019, due from Contributing Partners, Employees and Former Employees includes various amounts due to the Company including employee loans and return of profit sharing distributions. As of December 31, 2020 and December 31, 2019, the balance included interest-bearing employee loans receivable of $17.5 million and $17.1 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.
The Company recorded a receivable from the Contributing Partners and certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of December 31, 2020 and December 31, 2019 of $124.1 million and $88.5 million, respectively.
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
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions with respect to Fund IV, Fund V and Fund VI, the Company will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. The Company recorded an indemnification liability of $12.8 million and $12.7 million as of December 31, 2020 and December 31, 2019, respectively.
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
The following table presents the general partner obligation to return previously distributed performance allocations related to certain funds by segment:

	As of December 31, 2020	As of December 31, 2019
Credit	$—	$—
Private Equity	215,011	189,252
Real Assets	46,860	—
Total general partner obligation	$261,871	$189,252

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

As of December 31, 2020
Sub-Allocation Fees:
Core Assets(1)	0.065%
Core Plus Assets(2)	0.130%
Yield Assets(3)	0.375%
High Alpha Assets(4)	0.700%
Other Assets (5)	—%
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
(5)Other Assets include cash, treasuries, equities and alternatives. With respect to equities and alternatives, Apollo earns performance revenues of 0% to 20%.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
Athene and Apollo Strategic Transaction
On October 28, 2019 Athene Holding, AGM Inc. and the entities that form the Apollo Operating Group entered into a Transaction Agreement, pursuant to which, among other things:
•(i) Athene Holding issued, on February 28, 2020 (the “Closing Date”), 35,534,942 Class A common shares of Athene Holding (the “AHL Class A Common Shares”) to certain subsidiaries of the Apollo Operating Group in exchange for (i) issuance by the Apollo Operating Group of 29,154,519 non-voting equity interests of the Apollo Operating Group to AHL and (ii) $350 million in cash (“Share Issuance”);
•Athene Holding granted to AGM Inc. the right to purchase additional AHL Class A Common Shares from the Closing Date until 180 days thereafter to the extent the issued and outstanding AHL Class A Common Shares beneficially owned by Apollo and certain of its related parties and employees (collectively, the “Apollo Parties”) (inclusive of AHL Class A Common Shares over which any such persons have a valid proxy) do not equal at least 35% of the issued and outstanding AHL Class A Common Shares, on a fully diluted basis;
•A representative of the Apollo Operating Group has the right to purchase up to that number of AHL Class A Common Shares that would increase by up to 5% the percentage of the issued and outstanding AHL Class A Common Shares beneficially owned by the Apollo Parties (inclusive of AHL Class A Common Shares over which any such persons have a valid proxy), calculated on a fully diluted basis;
•Athene Holding amended and restated its Twelfth Amended and Restated Bye-laws of Athene Holding to, among other items, eliminate Athene Holding’s multi-class share structure (“Multi-Class Share Elimination”). In connection with the Multi-Class Share Elimination, (i) all of the Class B common shares of Athene Holding would be converted into an equal number of AHL Class A Common Shares on a one-for-one basis and (ii) all of the Class M common shares of Athene Holding were converted into a combination of AHL Class A Common Shares and warrants to purchase AHL Class A Common Shares.
On February 28, 2020, Apollo and Athene closed on the strategic transaction discussed above. In connection with the transaction, Apollo purchased a 17% incremental equity stake in Athene at a premium, bringing Apollo’s beneficial ownership in Athene to 28%, or 35% including shares and warrants owned by related parties and employees, on a fully diluted basis. Apollo entered into a lock-up agreement restricting transfers of Apollo’s existing and newly acquired shares of Athene for three years from the Closing Date.
As of December 31, 2020 and December 31, 2019, the Company held a 28.5% and an 11.3% ownership interest in the AHL Class A Common Shares, respectively.
Liquidity Agreement
In connection with the consummation of the Share Issuance and the Multi-Class Share Elimination, AGM Inc. also entered into a Liquidity Agreement, dated as of the Closing Date, with Athene Holding (the “Liquidity Agreement”), pursuant to which, once each quarter, Athene Holding is entitled to request to sell a number of AOG Units or request AGM Inc. to sell a number of shares of AGM Inc. Class A Common Stock or AOG Units representing at least $50 million, in each case, in exchange for payment of the Cash Amount (as defined below). If Athene Holding intends to exercise such sale request, it will provide a notice of such intent to sell such AOG Units to AGM Inc. Upon receipt of such notice, subject to certain restrictions described below, AGM Inc. will consummate, or, in the case of an AOG Transaction (as defined below), permit the consummation of, one of the following transactions:
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
Athora
The Company, through ISGI, provides investment advisory services to certain portfolio companies of Apollo funds and Athora, a strategic platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). The Company had commitments to make additional equity investments in Athora of $305.4 million as of December 31, 2020, $305.4 million of which is subject to certain conditions.
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
The following table presents the revenues earned in aggregate from Athene and Athora:

	For the Years Ended December 31,
	2020	2019	2018
Revenues earned in aggregate from Athene and Athora, net(1)(2)	$332,474	$788,066	$310,412

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
(2)    Gains (losses) on the market value of the shares of Athene Holding owned directly by Apollo were $(456.3) million, $137.2 million and $(186.6) million for the years ended December 31, 2020, 2019 and 2018, respectively.
AAA Investments Credit Agreement
On April 30, 2015, Apollo entered into a revolving credit agreement with AAA Investments (the “AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company agreed to make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR plus 1.5%. The Company received an annual commitment fee of 0.125% on the unused portion of the loan. AAA Investments was obligated to pay the aggregate borrowings plus accrued interest at the earlier of (a) the third anniversary of the closing date, or (b) the date that was fifteen months following the initial public offering of shares of Athene Holding (the “Maturity Date”). As of December 31, 2019, $8.7 million had been advanced by the Company and remained outstanding on the AAA Investments Credit Agreement. On January 30, 2019, the Company and AAA agreed to extend the maturity date of the AAA Investments Credit Agreement to December 31, 2020. As of December 31, 2020, there were no amounts advanced and outstanding on the AAA Investments Credit Agreement and all amounts previously advanced had been repaid. The AAA Investments Credit Agreement matured on December 31, 2020.
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
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at December 31, 2020. From time to time, this entity is involved in transactions with related parties of Apollo, including portfolio companies of the funds Apollo manages, whereby AGS earns underwriting and transaction fees for its services.
Investment in SPACs
On October 6, 2020, APSG I, a SPAC, completed an initial public offering, ultimately raising total gross proceeds of $817 million, including the underwriters’ subsequent partial exercise of their over-allotment option. In a private placement concurrent with the initial public offering, APSG I sold warrants to APSG Sponsor, L.P., a wholly owned subsidiary of Apollo, for total gross proceeds of $18.3 million. APSG Sponsor, L.P. also holds Class B ordinary shares of APSG I. Apollo currently consolidates APSG I as a voting interest entity, and thus all warrants and Class B units are eliminated in consolidation.
16. COMMITMENTS AND CONTINGENCIES
Investment Commitments—As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of December 31, 2020 and December 31, 2019 of $1.0 billion and $1.1 billion, respectively, of which $348.0 million and $394.0 million related to Fund IX.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of December 31, 2020, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.
Litigation and Contingencies—Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and lawsuits, reviews, investigations or proceedings by governmental and self-regulatory agencies regarding its business.

On June 20, 2016, Banca Carige S.p.A. (“Carige”) commenced a lawsuit in the Court of Genoa (Italy) (No. 8965/2016), against its former Chairman, its former Chief Executive Officer, AGM Inc., and certain entities (the “Apollo Entities”) organized and owned by investment funds managed by affiliates of AGM Inc. The complaint alleged that AGM Inc. and the Apollo Entities (i) aided and abetted breaches of fiduciary duty to Carige allegedly committed by Carige’s former Chairman and former CEO in connection with the sale to the Apollo Entities of Carige subsidiaries engaged in the insurance business; and (ii) took wrongful actions aimed at weakening Carige’s financial condition supposedly to facilitate an eventual acquisition of Carige. The causes of action were based in tort under Italian law. Carige purportedly sought damages of €450 million in connection with the sale of the insurance businesses and €800 million for other losses. With judgment no. 3118/2018 published on December 6, 2018, the Court of Genoa fully rejected all the claims raised by Carige against AGM Inc. and the Apollo Entities, and also awarded attorneys' fees in their favor for an amount of €428,996.10. Carige filed an appeal on January 3, 2019 before the Court of Appeal of Genoa. The Apollo Entities appeared in the proceedings requesting the Court to reject Carige’s appeal. On November 21, 2019, Carige and the Apollo Entities entered into a settlement agreement whereby, among other things, each party finally and irrevocably released and discharged the other parties from all their respective claims, actions and/or requests raised in the litigation. Accordingly, immediately after signing the settlement agreement, Carige and the Apollo Entities filed with the Court a joint declaration whereby they reported to the Court that they had waived and withdrawn their respective claims. As a result, the Court of Appeal of Genoa has formally declared the discontinuance of the case with respect to the Apollo Entities, thus formally terminating the proceedings as to the Apollo Entities.

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

On December 21, 2017, Harbinger Capital Partners II, LP, Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Harbinger Capital Partners Special Situations GP, LLC, Harbinger Capital Partners Offshore Manager, L.L.C., Global Opportunities Breakaway Ltd. (in voluntary liquidation), and Credit Distressed Blue Line Master Fund, Ltd. (collectively, “Harbinger”) commenced an action in New York Supreme Court captioned Harbinger Capital Partners II LP et al. v. Apollo Global Management LLC, et al. (No. 657515/2017). The complaint named as defendants (i) AGM Inc., (ii) the funds managed by Apollo that invested in SkyTerra Communications, Inc. (“SkyTerra”) equity before selling their interests to Harbinger under an April 2008 agreement that closed in 2010, and (iii) six former SkyTerra directors, five of whom are current or former Apollo employees. The complaint alleged that during the period of Harbinger’s various equity and debt investments in SkyTerra, from 2004 to 2010, the defendants concealed from Harbinger material defects in SkyTerra technology that was to be used to create a new mobile wi-fi network. The complaint alleged that Harbinger would not have made investments in SkyTerra totaling approximately $1.9 billion had it known of the defects, and

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
that the public disclosure of these defects ultimately led to SkyTerra filing for bankruptcy in 2012 (after it had been renamed LightSquared). The complaint asserted claims against (i) all defendants for fraud, civil conspiracy, and negligent misrepresentation, (ii) AGM Inc. and the Apollo-managed funds only for breach of fiduciary duty, breach of contract, and unjust enrichment, and (iii) the SkyTerra director defendants only for aiding and abetting breach of fiduciary duty. The complaint sought $1.9 billion in damages, as well as punitive damages, interest, costs, and fees. This action was stayed from February 14, 2018, through June 12, 2019. On February 14, 2018, the defendants moved the United States Bankruptcy Court for the Southern District of New York to reopen the LightSquared bankruptcy proceeding for the limited purpose of enforcing Harbinger’s assignment and release in that bankruptcy of the claims that it asserted in the New York state court action (the “Bankruptcy Motion”). Briefing and hearing on the Bankruptcy Motion were adjourned while the state court stay was pending. On June 12, 2019, Harbinger voluntarily discontinued the state action without prejudice subject to a tolling agreement, and Apollo voluntarily withdrew the Bankruptcy Motion subject to a right to refile the motion if Harbinger were to refile the state court action. On June 8, 2020, Harbinger refiled its litigation in New York Supreme Court, captioned Harbinger Capital Partners II, LP et al. v. Apollo Global Management, LLC et al. (No. 652342/2020).  The complaint adds eight new defendants: two former SkyTerra executives, one former SkyTerra consultant, and five entities (four of whom have since been dismissed) that were Harbinger’s counterparties in a transaction involving TVCC One Six Holdings LLC (“TVCC”).  It also adds three new claims relating to Harbinger’s contention that the new defendants induced Harbinger to buy TVCC to support SkyTerra’s network even though they allegedly knew that the network had material defects. The parties agreed to stay this action until November 15, 2020. On November 23, 2020, Defendants refiled the Bankruptcy Motion, and on November 24, 2020, filed in the state court a motion to stay the state court proceedings pending a ruling by the Bankruptcy Court on the Bankruptcy Motion. On February 1, 2021, the Bankruptcy Court denied the Bankruptcy Motion. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

Five shareholders filed substantially similar putative class action lawsuits in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida in March, April, and May 2018, alleging violations of the Securities Act in connection with the January 19, 2018 IPO of ADT Inc. common stock. The actions were consolidated on July 10, 2018, and the case was re-captioned, In re ADT Inc. Shareholder Litigation. On August 24, 2018, the state-court plaintiffs filed a consolidated complaint naming as defendants ADT Inc., several ADT officers and directors, the IPO underwriters (including Apollo Global Securities, LLC), AGM Inc. and certain other Apollo affiliates. Plaintiffs generally alleged that the registration statement and prospectus for the IPO contained false and misleading statements and failed to disclose material information about certain litigation in which ADT was involved, ADT’s efforts to protect its intellectual property, and competitive pressures ADT faced. Defendants filed motions to dismiss the consolidated complaint on October 23, 2018, and those motions were fully briefed. On May 21, 2018, a similar shareholder class action lawsuit was filed in the United States District Court for the Southern District of Florida, naming as defendants ADT, several officers and directors, and AGM Inc. The federal action, captioned Perdomo v. ADT Inc., generally alleged that the registration statement was materially misleading because it failed to disclose ongoing deterioration in ADT’s financial results, along with certain customer and business metrics. On July 20, 2018, several alleged ADT shareholders filed competing motions to be named lead plaintiff in the federal action. On November 20, 2018, the court appointed a lead plaintiff, and on January 15, 2019, the lead plaintiff filed an amended complaint. The amended complaint named the same Apollo-affiliated defendants as the state-court action, along with three new Apollo entities. Defendants filed motions to dismiss on March 25, 2019. On July 26, 2019, the state court denied defendants’ motions to dismiss, except it reserved judgment on the question whether it has personal jurisdiction over certain defendants, including the Apollo defendants. On September 12, 2019, all parties to the state and federal actions reached a settlement in principle that would resolve both actions. The plaintiffs in the federal action voluntarily dismissed their action on October 28, 2019, and the settlement was submitted to the state court for approval. On January 8, 2021, the state court entered a final order and judgment approving the settlement and dismissing the state action with prejudice. The settlement requires no payment from any Apollo defendants.

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
On October 21, 2019, a putative class action complaint was filed in the Delaware Court of Chancery against Presidio, Inc. (“Presidio”), all of the members of Presidio’s board of directors (including five directors who are affiliated with Apollo), and BC Partners Advisors L.P. and Port Merger Sub, Inc. (together, “BCP”) challenging the then-pending acquisition of Presidio by BCP (the “Merger”).  The action is captioned Firefighters Pension System of City of Kansas City, Missouri Trust v. Presidio, Inc. et al, C.A. No. 2019-0839-JTL.  The original complaint alleged that the Presidio directors breached their fiduciary duties in connection with the negotiation of the Merger and that the disclosures Presidio made in its filings with the SEC in connection with the Merger omitted material information, and that BCP aided and abetted those alleged breaches. On November 5, 2019, the Court of Chancery held a hearing on a motion by plaintiffs to preliminarily enjoin the stockholder vote and denied that motion.  On January 28, 2020, following the closing of the Merger, plaintiffs filed an amended class action complaint, adding as defendants AGM Inc. and AP VIII Aegis Holdings, L.P. (together, the “Apollo Defendants”) and LionTree Advisors, LLC (Presidio’s financial advisor in connection with the Merger).  The amended complaint alleges, among other things, that the Presidio directors breached their fiduciary duties in connection with the Merger, that the filings with the SEC in connection with the Merger omitted material information, that the Apollo Defendants were controlling stockholders of Presidio and breached their alleged fiduciary duties to Presidio’s public stockholders, and that BCP, LionTree and the Apollo Defendants aided and abetted breaches of fiduciary duties.  The amended complaint seeks, among other relief, declaratory relief, class certification, and unspecified money damages. The defendants completed briefing on motions to dismiss the amended complaint on April 30, 2020. On January 29, 2021, the Court of Chancery issued an opinion and accompanying orders granting the Apollo Defendants’ motion to dismiss, granting the motions to dismiss filed by the directors other than Presidio’s CEO, and denying motions to dismiss as to BCP, Liontree, and Presidio’s CEO. Apollo believes the claims in this action are without merit.
On November 1, 2019, plaintiff Benjamin Fongers filed a putative class action in Illinois Circuit Court, Cook County, against CareerBuilder, LLC (“CareerBuilder”) and AGM Inc.  Plaintiff alleges that in March 2019, CareerBuilder changed its compensation plan so that sales representatives such as Fongers would (i) receive reduced commissions; and (ii) only be able to receive commissions for accounts they originated that were not reassigned to anyone else, a departure from the earlier plan.  Plaintiff also claims that the plan applied retroactively to deprive sales representatives of commissions to which they were earlier entitled.  Plaintiff alleges that AGM Inc. exercises complete control over CareerBuilder and thus, CareerBuilder acts as AGM Inc.’s agent.  Based on these allegations, Plaintiff alleges claims against both defendants for breach of written contract, breach of implied contract, unjust enrichment, violation of the Illinois Sales Representative Act, and violation of the Illinois Wage and Payment Collection Act. The defendants removed the action to the Northern District of Illinois on December 5, 2019, and Plaintiff moved to remand on January 6, 2020. On October 21, 2020, the District Court granted the motion to remand. On January 11, 2021, the District Court ordered the Clerk of Court to take the necessary steps to

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
transfer the case back to Illinois Circuit Court, Cook County. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On January 15, 2020, DISH Network L.L.C. (“DISH”) filed a lawsuit in the Circuit Court of Cook County, Illinois against Terrier Media Buyer, Inc. d/b/a Cox Media Group (“CMG”), AGM Inc., NBI Holdings, LLC, Camelot Media Buyer, Inc. and Camelot Media Holdings, LLC., among other defendants (together with DISH, the “Parties”). DISH’s lawsuit alleged that the defendants engaged in a series of transactions designed to take control of certain local television broadcast stations in a way that deprived DISH of its contractual right to retransmit to its subscribers the signals of certain of the local broadcast television stations. DISH sought a declaration that it may continue to retransmit under its prior retransmission agreement, among other relief. On the same day it filed its lawsuit, DISH obtained an ex parte temporary restraining order (“TRO”) that enjoined all defendants (i) from taking any action to interfere with performance of a retransmission agreement concerning certain local television stations, (ii) from prohibiting DISH from retransmitting the signals of those stations, and (iii) from otherwise interfering with DISH’s right to retransmit the signals of those stations. On January 24, 2020, the Circuit Court of Cook County extended the TRO. On the same day, the defendants removed the case to the U.S. District Court for the Northern District of Illinois. DISH subsequently moved to remand the case back to state court, which motion was denied, and for leave to name additional AGM Inc. subsidiaries as defendants, which motion was granted in part and denied in part. The court granted DISH leave to name AP IX Titan Holdings GP, LLC and AP IX (PMC) VoteCo, LLC as defendants in DISH’s amended complaint. On May 1, 2020, DISH filed its first amended complaint, which served as the basis for DISH’s request for a preliminary injunction. On July 20, 2020, the court denied DISH’s motion for a preliminary injunction and dissolved the TRO on July 22, 2020. On July 21, 2020, the court denied DISH’s request to stay dissolution of the TRO. DISH appealed the district court’s ruling to the U.S. Court of Appeals for the Seventh Circuit. On July 22, 2020, the Seventh Circuit denied DISH’s motion to stay dissolution of the TRO pending appeal. The Parties completed appeal briefing on November 12, 2020, and the Seventh Circuit scheduled oral argument for January 15, 2021. While the appeal was pending, on October 14, 2020, DISH filed a second amended complaint against CMG, AGM Inc., NBI Holdings, LLC, Camelot Media Buyer, Inc., Camelot Media Holdings, LLC and Northwest Broadcasting, Inc. On or around December 13, 2020, CMG and DISH entered into a new retransmission consent agreement governing DISH’s contractual right to retransmit to its subscribers the signals of certain local broadcast television stations. In connection with agreeing to the new retransmission consent agreement, the Parties agreed to settle the litigation. Pursuant to the settlement agreement, on December 14, 2020, the Parties filed a joint stipulation of voluntary dismissal in the district court, and a joint motion for voluntary dismissal in the Seventh Circuit. The district court dismissed the case with prejudice on December 15, 2020. The Seventh Circuit dismissed the appeal and vacated oral argument on December 17, 2020, and the litigation is now over.
In March 2020, Frank Funds, which claims to be a former shareholder of MPM Holdings, Inc. (“MPM”), commenced an action in the Delaware Court of Chancery, captioned Frank Funds v. Apollo Global Management, Inc., et al., C.A. No. 2020-0130, against AGM Inc., certain former MPM directors (including three Apollo officers and employees), and members of the consortium that acquired MPM in a May 2019 merger. The complaint asserts, on behalf of a putative class of former MPM shareholders, a claim against Apollo for breach of its fiduciary duties as MPM’s alleged controlling shareholder in connection with the May 2019 merger in which a consortium acquired MPM. Frank Funds seeks unspecified compensatory damages. Apollo believes the claims in this action are without merit. On July 1, 2020, Apollo moved to dismiss the complaint; briefing on that motion did not occur because the complaint was superseded, as described herein. On July 23, 2019, a group of former MPM shareholders filed an appraisal petition in Delaware Chancery Court seeking the fair value of their MPM shares that were purchased through MPM’s May 15, 2019 merger with a consortium of buyers, in an action captioned In re Appraisal of MPM Holdings, Inc., C.A. No. 2019-0519 (Del. Ch.). While Apollo was not a party to the appraisal action, it was served a document subpoena on October 22, 2019, to which it responded. On June 3, 2020, petitioners moved for leave to file a verified amended appraisal petition and class-action complaint that included claims for breach of fiduciary duty and/or aiding and abetting breaches of fiduciary duty against AGM Inc., the Apollo-affiliated fund that owned MPM’s shares before the merger, certain former MPM directors (including three Apollo employees), and members of the consortium that acquired MPM, based on alleged actions related to the May 2019 merger. The petitioners also sought to consolidate their appraisal proceeding with the Frank Funds action, and notified the Delaware Chancery Court via letter on September 23, 2020, that they had reached an agreement in principle with Frank Funds to consolidate the two cases. On November 13, 2020, the Chancery Court granted the parties’ stipulated order to consolidate the two matters, and on December 21, 2020, the Chancery Court granted petitioners’ motion for leave to file the proposed amended complaint. This new consolidated action is captioned In Re MPM Holdings Inc. Appraisal and Stockholder Litigation, C.A. No. 2019-0519 (Del Ch.). Under the stipulated scheduling order that the Chancery Court entered on January 4, 2021, Defendants’ motions to dismiss the amended complaint are due on February 19, 2021. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
On March 12, 2020, AGM Inc. and several investment funds managed by subsidiaries of AGM Inc. (the “Apollo Funds”) were added as defendants in a class action filed by plaintiff Zachary Blair on December 7, 2017, in the Superior Court of California.  Plaintiff alleges he is a former employee of Classic Party Rentals, a party equipment rental company previously owned by the Apollo Funds. Plaintiff alleges that Classic Party Rentals failed to comply with California wage and hour and related laws, and also has asserted claims based on various provisions of the California labor code and California’s unfair competition laws. On October 11, 2019, the court certified a class of current and former non-exempt drivers, assistant drivers, and organizer employees of Classic Party Rentals who were paid on an hourly basis and who worked at Classic Party Rentals in California at any time from December 7, 2013, through the date of the class certification order. After being served with the Complaint in July 2020, a co-defendant removed the matter to the U.S. District Court for the Eastern District of California on August 24, 2020, and AGM Inc. filed a motion to dismiss all claims against it on September 23, 2020. That motion remains pending. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On May 29, 2020, plaintiff Vrajeshkumar Patel filed a putative stockholder derivative and class action complaint in the Delaware Court of Chancery against Talos Energy, Inc. (“Talos”), all of the members of Talos’s board of directors (including two Apollo partners), Riverstone Holdings, LLC (“Riverstone”), AGM Inc., and Guggenheim Securities, LLC in connection with the acquisition of certain assets from Castex Energy 2014, LLC and ILX Holdings, LLC in February 2020. The complaint asserts, on behalf of a putative class of shareholders and Talos, direct and derivative claims against Apollo, Riverstone, and the individual defendants for breach of their fiduciary duties. The plaintiff alleges that Apollo and Riverstone comprise a controlling shareholder group. The complaint seeks, among other relief, class certification and unspecified money damages. On August 4, 2020, the defendants filed motions to dismiss the complaint in its entirety. The motion is now fully briefed and oral argument is scheduled for February 19, 2021. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On August 4, 2020, a putative class action complaint was filed in the United States District Court for the District of Nevada against PlayAGS Inc. (“PlayAGS”), all of the members of PlayAGS’s board of directors (including three directors who are affiliated with Apollo), certain underwriters of PlayAGS (including Apollo Global Securities, LLC), as well as AGM Inc., Apollo Investment Fund VIII, L.P., Apollo Gaming Holdings, L.P., and Apollo Gaming Voteco, LLC (these last four parties, together, the “Apollo Defendants”). The complaint asserts claims arising under the Securities Act of 1933 in connection with certain secondary offerings of PlayAGS stock conducted in August 2018 and March 2019, alleging that the registration statements issued in connection with those offerings did not fully disclose certain business challenges facing PlayAGS. Such claims are asserted against all defendants, including Apollo Global Securities, LLC and the Apollo Defendants, as well as all directors (including the directors affiliated with Apollo). The complaint further asserts a control person claim under Section 20(a) of the Securities Exchange Act of 1934 against the Apollo Defendants and the director defendants (including the directors affiliated with Apollo), alleging that the Apollo Defendants and the director defendants were responsible for certain misstatements and omissions by PlayAGS about its business during a putative class period from May 3, 2018 through August 7, 2019. Plaintiffs filed a consolidated amended complaint on January 21, 2021. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
Commitments and Contingencies—Other long-term obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of December 31, 2020, fixed and determinable payments due in connection with these obligations were as follows:

	2021	2022	2023	2024	2025	Thereafter	Total
Other long-term obligations	$17,539	$1,262	$733	$733	$733	$733	$21,733
Contingent Obligations—Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through December 31, 2020 and that would be reversed approximates $2.6 billion. Management views the possibility of all of the investments becoming worthless as remote. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.

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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of December 31, 2020 and December 31, 2019, there were no open underwriting commitments.
Contingent Consideration—In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future performance revenues earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future performance revenue payments, and is recorded in profit sharing payable in the consolidated statements of financial condition. The fair value of the remaining contingent obligation was $119.8 million and $112.5 million as of December 31, 2020 and December 31, 2019, respectively.
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
Segment DE is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. Segment DE represents the amount of Apollo’s net realized earnings, excluding the effects of the consolidation of any of the related funds and SPACs, taxes and related payables, transaction-related charges and any acquisitions. Transaction-related charges includes equity-based compensation charges, the amortization of intangible assets, contingent consideration, and certain other charges associated with acquisitions, and restructuring charges. In addition, Segment DE excludes non-cash revenue and expense related to equity awards granted by unconsolidated related parties to employees of the Company, compensation and administrative related expense reimbursements, as well as the assets, liabilities and operating results of the funds and variable interest entities that are included in the consolidated financial statements. Segment DE also excludes impacts of the remeasurement of the tax receivable agreement liability recorded in other income, which arises from changes in the associated deferred tax balance.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The following tables present financial data for Apollo’s reportable segments.

	As of and for the Year Ended December 31, 2020
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$934,852	$506,506	$206,606	$1,647,964
Advisory and transaction fees, net	117,534	124,697	9,289	251,520
Performance fees(1)	9,836	—	—	9,836
Fee Related Revenues	1,062,222	631,203	215,895	1,909,320
Salary, bonus and benefits	(246,496)	(204,211)	(110,280)	(560,987)
General, administrative and other	(156,112)	(96,385)	(51,386)	(303,883)
Placement fees	(1,519)	(295)	—	(1,814)
Fee Related Expenses	(404,127)	(300,891)	(161,666)	(866,684)
Other income (loss), net of Non-Controlling Interest	(2,279)	(75)	245	(2,109)
Fee Related Earnings	655,816	330,237	54,474	1,040,527
Realized performance fees	188,441	29,687	62,795	280,923
Realized profit sharing expense	(128,842)	(19,665)	(41,800)	(190,307)
Net Realized Performance Fees	59,599	10,022	20,995	90,616
Realized principal investment income, net(2)	8,375	8,741	5,735	22,851
Net interest loss and other	(56,200)	(55,196)	(23,118)	(134,514)
Segment Distributable Earnings(3)	$667,590	$293,804	$58,086	$1,019,480
Total Assets(3)	$4,711,110	$3,244,513	$725,844	$8,681,467
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of and for the Year Ended December 31, 2019
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$779,266	$523,194	$188,610	$1,491,070
Advisory and transaction fees, net	44,116	71,324	7,450	122,890
Performance fees(1)	21,110	—	—	21,110
Fee Related Revenues	844,492	594,518	196,060	1,635,070
Salary, bonus and benefits	(196,143)	(184,403)	(82,770)	(463,316)
General, administrative and other	(131,664)	(99,098)	(42,242)	(273,004)
Placement fees	(272)	(812)	(1)	(1,085)
Fee Related Expenses	(328,079)	(284,313)	(125,013)	(737,405)
Other loss, net of Non-Controlling Interest	54	4,306	177	4,537
Fee Related Earnings	516,467	314,511	71,224	902,202
Realized performance fees	169,611	429,152	3,343	602,106
Realized profit sharing expense	(93,675)	(195,140)	(1,437)	(290,252)
Net Realized Performance Fees	75,936	234,012	1,906	311,854
Realized principal investment income, net(2)	8,764	53,782	3,151	65,697
Net interest loss and other	(21,997)	(31,804)	(11,525)	(65,326)
Segment Distributable Earnings (3)	$579,170	$570,501	$64,756	$1,214,427
Total Assets(3)	$3,133,685	$3,296,742	$907,090	$7,337,517
(1)Represents certain performance fees related to business development companies and Redding Ridge Holdings
(2)Realized principal investment income, net includes dividends from our permanent capital vehicles, net of such amounts used to compensate employees.
(3)Refer below for a reconciliation of total revenues, total expenses and other income (loss) for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income (loss) and total assets.

	For the Year Ended December 31, 2018
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$642,331	$477,185	$163,172	$1,282,688
Advisory and transaction fees, net	8,872	89,602	13,093	111,567
Performance fees(1)	28,390	—	—	28,390
Fee Related Revenues	679,593	566,787	176,265	1,422,645
Salary, bonus and benefits	(180,448)	(160,512)	(74,002)	(414,962)
General, administrative and other	(119,450)	(79,450)	(40,391)	(239,291)
Placement fees	(1,130)	(585)	(407)	(2,122)
Fee Related Expenses	(301,028)	(240,547)	(114,800)	(656,375)
Other loss, net of Non-Controlling Interest	1,104	1,923	1,942	4,969
Fee Related Earnings	379,669	328,163	63,407	771,239
Realized performance fees	45,139	279,078	55,971	380,188
Realized profit sharing expense	(36,079)	(156,179)	(33,371)	(225,629)
Net Realized Performance Fees	9,060	122,899	22,600	154,559
Realized principal investment income, net(2)	19,199	43,150	7,362	69,711
Net interest loss and other	(13,619)	(20,081)	(8,330)	(42,030)
Segment Distributable Earnings (3)	$394,309	$474,131	$85,039	$953,479

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

(1)Represents certain performance fees related to business development companies and Redding Ridge Holdings
(2)Realized principal investment income, net includes dividends from our permanent capital vehicles, net of such amounts used to compensate employees.
(3)Refer below for a reconciliation of total revenues, total expenses and other income (loss) for Apollo’s total reportable segments to total consolidated revenues, total consolidated expenses and total consolidated other income (loss) and total assets.
     The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments:

	For the Years Ended December 31,
	2020	2019	2018
Total Consolidated Revenues	$2,354,019	$2,931,849	$1,093,065
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(118,240)	(102,672)	(81,892)
Adjustments related to consolidated funds and VIEs(1)	78,296	12,854	16,386
Performance fees(2)	(315,719)	(1,036,688)	402,700
Principal investment income	(89,036)	(170,273)	(7,614)
Total Fee Related Revenues	1,909,320	1,635,070	1,422,645
Realized performance fees(3)	280,923	602,106	380,188
Realized principal investment income, net and other	19,482	62,328	66,342
Total Segment Revenues	$2,209,725	$2,299,504	$1,869,175
(1)Represents advisory fees, management fees and performance fees earned from consolidated VIEs which are eliminated in consolidation. Includes non-cash revenues related to equity awards granted by unconsolidated related parties to employees of the Company and certain compensation and administrative related expense reimbursements.
(2)Excludes certain performance fees from business development companies, Redding Ridge Holdings and MidCap.
(3)Excludes realized performance fees settled in the form of shares of Athene Holding during the year ended December 31, 2018.
The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments:

	For the Years Ended December 31,
	2020	2019	2018
Total Consolidated Expenses	$1,577,964	$1,691,280	$902,939
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(110,669)	(103,292)	(82,724)
Reclassification of interest expenses	(133,239)	(98,369)	(59,374)
Transaction-related charges, net(1)	(39,186)	(49,213)	5,631
Charges associated with corporate conversion(2)	(3,893)	(21,987)	—
Equity-based compensation	(67,852)	(70,962)	(68,229)
Total profit sharing expense(3)	(352,741)	(594,052)	(41,868)
Dividend-related compensation expense	(3,700)	(16,000)	—
Total Fee Related Expenses	866,684	737,405	656,375
Realized profit sharing expense(4)	190,307	290,252	225,629
Total Segment Expenses	$1,056,991	$1,027,657	$882,004
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
(4)Excludes realized profit sharing expense settled in the form of shares of Athene Holding during the year ended December 31, 2018.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The following table reconciles total consolidated other income (loss) to total other loss for Apollo’s reportable segments:

	For the Years Ended December 31,
	2020	2019	2018
Total Consolidated Other Income (Loss)	$(222,287)	$167,280	$(84,854)
Adjustments related to consolidated funds and VIEs(1)	(193,868)	(38,607)	(43,858)
Loss from change in tax receivable agreement liability	(12,426)	50,307	(35,405)
Net (gains) losses from investment activities	452,973	(138,117)	186,426
Interest income and other, net of Non-Controlling Interest	(26,501)	(36,326)	(17,340)
Other Income, net of Non-Controlling Interest	(2,109)	4,537	4,969
Net interest loss and other	(131,145)	(61,957)	(38,661)
Total Segment Other Loss	$(133,254)	$(57,420)	$(33,692)
(1)Represents the addition of other income of consolidated funds and VIEs.
The following table presents the reconciliation of income before income tax provision reported in the consolidated statements of operations to Segment Distributable Earnings:

	For the Years Ended December 31,
	2020	2019	2018
Income before income tax provision	$553,768	$1,407,849	$105,272
Transaction-related charges(1)	39,186	49,213	(5,631)
Charges associated with corporate conversion(2)	3,893	21,987	—
Loss from change in tax receivable agreement liability	(12,426)	50,307	(35,405)
Net income attributable to Non-Controlling Interests in consolidated entities	(118,378)	(30,504)	(31,648)
Unrealized performance fees	(34,796)	(434,582)	782,888
Unrealized profit sharing expense(3)	33,350	207,592	(274,812)
Equity-based profit sharing expense and other(4)	129,084	96,208	91,051
Equity-based compensation	67,852	70,962	68,229
Unrealized principal investment (income) loss	(62,485)	(88,576)	62,097
Unrealized net (gains) losses from investment activities and other	420,432	(136,029)	191,438
Segment Distributable Earnings	$1,019,480	$1,214,427	$953,479
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The following table presents the reconciliation of Apollo’s total reportable segment assets to total assets:

	As of December 31, 2020	As of December 31, 2019
Total reportable segment assets	$8,681,467	$7,337,517
Adjustments(1)	14,987,617	1,204,600
Total assets	$23,669,084	$8,542,117
(1)    Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.
18. SUBSEQUENT EVENTS
On January 24, 2021, at a meeting of the executive committee of the board of directors of AGM Inc., Mr. Black informed the executive committee members that he intends to retire from his position as Chief Executive Officer of the Company on or before July 31, 2021. Leon Black, Marc Rowan and Josh Harris, on behalf of the Class C Stockholder of the Company, voted to appoint Mr. Rowan as Chief Executive Officer of the Company to begin serving in such role effective upon Mr. Black’s retirement. Mr. Black will continue to serve as Chairman of the Board following his retirement from his position as Chief Executive Officer.
Dividends
On February 3, 2021, the Company declared a cash dividend of $0.60 per share of Class A Common Stock, which will be paid on February 26, 2021 to holders of record at the close of business on February 19, 2021.
On February 3, 2021, the Company declared a cash dividend of $0.398438 per share of Series A Preferred Stock and Series B Preferred Stock, which will be paid on March 15, 2021 to holders of record at the close of business on March 1, 2021.

ITEM 8A. UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of December 31, 2020
	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$1,555,252	$265	$—	$1,555,517
Restricted cash	17,708	—	—	17,708
U.S. Treasury securities, at fair value	—	816,985	—	816,985
Investments	5,244,465	334	(249,388)	4,995,411
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	893,306	—	893,306
Investments, at fair value	—	13,878,603	(562,587)	13,316,016
Other assets	—	290,264	—	290,264
Incentive fees receivable	5,231	—	—	5,231
Due from related parties	543,169	(4)	(80,782)	462,383
Deferred tax assets, net	539,244	—	—	539,244
Other assets	364,342	1,118	(497)	364,963
Lease assets	295,098	—	—	295,098
Goodwill	116,958	—	—	116,958
Total Assets	$8,681,467	$15,880,871	$(893,254)	$23,669,084
Liabilities, Redeemable non-controlling interests and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$119,784	$198	$—	$119,982
Accrued compensation and benefits	82,343	—	—	82,343
Deferred revenue	30,369	—	—	30,369
Due to related parties	608,455	1,871	(1,857)	608,469
Profit sharing payable	842,677	—	—	842,677
Debt	3,155,221	—	—	3,155,221
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	9,022,414	(361,899)	8,660,515
Notes payable	—	2,574,879	(102,908)	2,471,971
Other liabilities	—	836,181	(63,136)	773,045
Due to related parties	—	23,898	(23,898)	—
Other liabilities	267,023	28,589	—	295,612
Lease liabilities	332,915	—	—	332,915
Total Liabilities	5,438,787	12,488,030	(553,698)	17,373,119

Redeemable non-controlling interests:
Redeemable non-controlling interests	—	782,702	—	782,702
Stockholders’ Equity:
Apollo Global Management, Inc. stockholders’ equity:
Series A Preferred Stock	264,398	—	—	264,398
Series B Preferred Stock	289,815	—	—	289,815
Additional paid in capital	877,173	(12,928)	12,928	877,173
Retained earnings (accumulated deficit)	—	334,998	(334,998)	—
Accumulated other comprehensive income (loss)	(2,044)	17,459	(17,486)	(2,071)
Total Apollo Global Management, Inc. stockholders’ equity	1,429,342	339,529	(339,556)	1,429,315
Non-Controlling Interests in consolidated entities	5,118	2,270,610	—	2,275,728
Non-Controlling Interests in Apollo Operating Group	1,808,220	—	—	1,808,220
Total Stockholders’ Equity	3,242,680	2,610,139	(339,556)	5,513,263
Total Liabilities, Redeemable non-controlling interests and Stockholders’ Equity	$8,681,467	$15,880,871	$(893,254)	$23,669,084

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of December 31, 2019
	Apollo Global Management, LLC and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$1,556,202	$—	$—	$1,556,202
Restricted cash	19,779	—	—	19,779
U.S. Treasury securities, at fair value	554,387	—	—	554,387
Investments	3,704,332	595	(95,068)	3,609,859
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	45,329	—	45,329
Investments, at fair value	—	1,213,169	—	1,213,169
Other assets	—	41,688	—	41,688
Incentive fees receivable	2,414	—	—	2,414
Due from related parties	415,622	—	(553)	415,069
Deferred tax assets	473,165	—	—	473,165
Other assets	327,009	—	(560)	326,449
Lease assets	190,696	—	—	190,696
Goodwill	93,911	—	—	93,911
Total Assets	$7,337,517	$1,300,781	$(96,181)	$8,542,117
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$94,364	$—	$—	$94,364
Accrued compensation and benefits	64,393	—	—	64,393
Deferred revenue	84,639	—	—	84,639
Due to related parties	501,387	—	—	501,387
Profit sharing payable	758,669	—	—	758,669
Debt	2,650,600	—	—	2,650,600
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	893,711	(43,564)	850,147
Other liabilities	—	79,762	(190)	79,572
Due to related parties	—	923	(923)	—
Other liabilities	210,740	—	—	210,740
Lease liabilities	209,479	—	—	209,479
Total Liabilities	4,574,271	974,396	(44,677)	5,503,990

Stockholders’ Equity:
Apollo Global Management, Inc. stockholders’ equity:
Series A Preferred stock	264,398	—	—	264,398
Series B Preferred stock	289,815	—	—	289,815
Additional paid in capital	1,302,587	—	—	1,302,587
Retained earnings (accumulated deficit)	—	26,744	(26,744)	—
Accumulated other comprehensive income (loss)	(4,331)	(3,379)	3,132	(4,578)
Total Apollo Global Management, Inc. stockholders’ equity	1,852,469	23,365	(23,612)	1,852,222
Non-Controlling Interests in consolidated entities	6,776	303,020	(27,892)	281,904
Non-Controlling Interests in Apollo Operating Group	904,001	—	—	904,001
Total Stockholders’ Equity	2,763,246	326,385	(51,504)	3,038,127
Total Liabilities and Stockholders’ Equity	$7,337,517	$1,300,781	$(96,181)	$8,542,117

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
Management conducted an assessment of the effectiveness of Apollo’s internal control over financial reporting as of December 31, 2020 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Apollo’s internal control over financial reporting as of December 31, 2020 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited Apollo’s financial statements included in this annual report on Form 10-K and issued its report on the effectiveness of Apollo’s internal control over financial reporting as of December 31, 2020, which is included herein.
ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III
ITEM  10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following table presents certain information concerning our board of directors and executive officers:

Name	Age	Position(s)
Leon Black	69	Chairman, Chief Executive Officer and Director
Joshua Harris	56	Senior Managing Director and Director
Marc Rowan	58	Senior Managing Director and Director
Anthony Civale	46	Co-Chief Operating Officer
Martin Kelly	53	Chief Financial Officer and Co-Chief Operating Officer
Scott Kleinman	48	Co-President and Director appointee
John Suydam	61	Chief Legal Officer
James Zelter	58	Co-President and Director appointee
Michael Ducey	72	Director
Robert Kraft	79	Director
A.B. Krongard	84	Director
Pauline Richards	72	Director
Walter Joseph (Jay) Clayton III	54	Lead Independent Director appointee
Pamela Joyner	62	Director appointee
Siddartha Mukherjee	50	Director appointee
Leon Black. Mr. Black is the Chairman of the board of directors, a member of the executive committee of the board of directors and Chief Executive Officer of Apollo and a Managing Partner of Apollo Management, L.P. In 1990, Mr. Black founded Apollo Management, L.P. and Lion Advisors, L.P. to manage investment capital on behalf of a group of institutional investors, focusing on corporate restructuring, leveraged buyouts and taking minority positions in growth-oriented companies. From 1977 to 1990, Mr. Black worked at Drexel Burnham Lambert Incorporated, where he served as a Managing Director, head of the Mergers & Acquisitions Group, and co-head of the Corporate Finance Department. Mr. Black previously served on the boards of directors of the general partner of AAA and of Sirius XM Radio Inc. Mr. Black is a Co-Chairman of The Museum of Modern Art and a trustee of The Mount Sinai Medical Center. He is also a member of The Council on Foreign Relations and The Partnership for New York City. He is also a member of the board of directors of FasterCures. Mr. Black graduated summa cum laude from Dartmouth College with a major in Philosophy and History and received an MBA from Harvard Business School. Mr. Black has significant experience making and managing private equity investments on behalf of Apollo and has over 40 years’ experience financing, analyzing and investing in public and private companies. In his prior positions with Drexel and in his positions at Apollo, Mr. Black is responsible for leading and overseeing teams of professionals. His extensive experience allows Mr. Black to provide insight into various aspects of Apollo’s business and is of significant value to the board of directors. Mr. Black has informed the executive committee of our board of directors that he intends to retire from his position as Chief Executive Officer of Apollo on or before July 31, 2021.
Joshua Harris. Mr. Harris is a Senior Managing Director, a member of the board of directors and a member of the executive committee of Apollo, and a Managing Partner of Apollo Management, L.P., which he co-founded in 1990. Prior to 1990, Mr. Harris was a member of the Mergers and Acquisitions group of Drexel Burnham Lambert Incorporated. Mr. Harris is also the Founder and Managing General Partner of Harris Blitzer Sports & Entertainment (HBSE), a company created to accelerate community growth and explore strategic investment opportunities in sports, entertainment and media. Within the HBSE portfolio, Mr. Harris is the Managing Partner of the Philadelphia 76ers and the New Jersey Devils. In addition, Mr. Harris is the Founder of Harris Philanthropies, which he and his wife created in 2014 to advocate for youth and community development through equitable and inclusive investing in sports, enhanced wellness and education. Mr. Harris serves on the Boards of Mount Sinai Medical Center, Harvard Business School, the Wharton School at the University of Pennsylvania, the NBA and the NHL. He holds an MBA from Harvard Business School, where he was named a Baker Loeb Scholar, and graduated summa cum laude from the University of Pennsylvania’s Wharton School of Business with a B.S. in Economics. Mr. Harris has significant experience in making and managing private equity investments on behalf of Apollo and has more than 30 years’ experience in financing, analyzing and investing in public and private companies. Mr. Harris’s extensive knowledge of Apollo’s business and experience in a variety of senior leadership roles enhance the breadth of experience of the board of directors.

Marc Rowan. Mr. Rowan is a Senior Managing Director, a member of the board of directors and a member of the executive committee of Apollo and a Managing Partner of Apollo Management, L.P., which he co-founded in 1990. Prior to 1990, Mr. Rowan was a member of the Mergers & Acquisitions Group of Drexel Burnham Lambert Incorporated, with responsibilities in high yield financing, transaction idea generation and merger structure negotiation. Mr. Rowan currently serves on the boards of directors of, inter alia, Athene Holding and Athora Holding. He has previously served on the boards of directors of, inter alia, the general partner of AAA, AMC Entertainment, Inc., Cablecom GmbH, Caesars Acquisition Co., Caesars Entertainment Corporation, Caesars Entertainment Operating Co., Culligan Water Technologies, Inc., Countrywide Holdings Limited, Furniture Brands International Inc., Mobile Satellite Ventures, LLC, National Cinemedia, Inc., National Financial Partners, Inc., New World Communications, Inc., the New York City Police Foundation, Norwegian Cruise Lines, Quality Distribution, Inc., Samsonite Corporation, SkyTerra Communications Inc., Unity Media SCA, VA Capital Company LLC, Vail Resorts, Inc. and Wyndham International, Inc. Mr. Rowan is also active in charitable activities. He is a founding member and Chairman of the Youth Renewal Fund, is Chair of the Board of Overseers of The Wharton School of Business and is a member of the Board of Trustees of the University of Pennsylvania. Mr. Rowan also serves on the boards of directors of, inter alia, OpenDor Media, Tapd, Inc., Penthera Partners, Inc., and The SpringHill Company. Mr. Rowan graduated summa cum laude from the University of Pennsylvania’s Wharton School of Business with a B.S. and an M.B.A. in Finance. Mr. Rowan has significant experience making and managing investments, particularly financial services investing, on behalf of Apollo and has over 35 years’ experience financing, analyzing and investing in public and private companies. Mr. Rowan’s extensive financial background and expertise in private equity investments enhance the breadth of experience of the board of directors. Mr. Rowan has been appointed to succeed Mr. Black as Chief Executive Officer following Mr. Black’s retirement as Chief Executive Officer in 2021.
Anthony Civale. Mr. Civale joined Apollo in 1999 and serves as Co-Chief Operating Officer of Apollo, a position he has held since January 2019. Prior to his current role, Mr. Civale served as Lead Partner and Chief Operating Officer of Apollo’s credit business since 2011. Prior to 2011, Mr. Civale was a Senior Partner in Apollo's private equity business and served on the Board of Directors of Berry Plastics Group, Goodman Global, Harrah’s Entertainment, HFA Holdings Limited, and Prestige Cruises. Mr. Civale has also been involved in charitable endeavors including his service on the Board of Trustees of Middlebury College and the Board of Directors of both Youth, I.N.C. and Focus For a Future. Before joining Apollo, Mr. Civale was employed by Deutsche Bank Securities, Inc. and Bankers Trust Company within the Corporate Finance division responsible for sourcing, structuring and executing financing and merger and acquisition advice for the firm’s private equity clients. Mr. Civale graduated from Middlebury College with a B.A. in Political Science.
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
Scott Kleinman. Mr. Kleinman is Co-President of Apollo Global Management, Inc. since January 2018, sharing responsibility for all of Apollo’s revenue-generating and investing businesses across its integrated alternative investment platform. Mr. Kleinman, who focuses on Apollo’s equity and opportunistic businesses as well as its financial institutions and insurance activities, joined Apollo in 1996, and in 2009 he was named Lead Partner for Private Equity, a position he held until October 2019. Mr. Kleinman currently serves on the board of directors of Athene Holding Ltd., Athora Holding, Ltd., Apollo Strategic Growth Capital I and Apollo Strategic Growth Capital II and previously served on the boards of directors of Hexion Inc. and CH2M Hill Companies. Prior to joining Apollo, Mr. Kleinman was a member of the Investment Banking division at Smith Barney Inc. In 2014, Mr. Kleinman founded the Kleinman Center for Energy Policy at the University of Pennsylvania. He is a member of the Board of Overseers at the University of Pennsylvania Stuart Weitzman School of Design and a member of the board of White Plains Hospital. Mr. Kleinman received a BA and BS from the University of Pennsylvania and the Wharton School of Business, respectively, graduating magna cum laude, Phi Beta Kappa. Mr. Kleinman was appointed to serve as a director on our board of directors effective March 1, 2021. Mr. Kleinman’s extensive knowledge of Apollo’s business and expertise in private equity investments will enhance the breadth of experience of the board of directors.
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

James Zelter. Mr. Zelter joined Apollo in 2006 and serves as Co-President of Apollo and Chief Investment Officer of Apollo’s credit business. Mr. Zelter has served as Chief Investment Officer of Apollo’s credit business since 2006 and became Co-President in January 2018. Since 2006, Mr. Zelter has also served in several senior roles at Apollo Investment Corporation, a publicly traded vehicle managed by Apollo, and served as a director on its board of directors from 2006 to 2020. Prior to joining Apollo, Mr. Zelter was with Citigroup Inc. and its predecessor companies from 1994 to 2006. From 2003 to 2005, Mr. Zelter was Chief Investment Officer of Citigroup Alternative Investments, and prior to that he was responsible for Citigroup’s Global High Yield franchise. Prior to joining Citigroup in 1994, Mr. Zelter was a High Yield Trader at Goldman, Sachs & Co. Mr. Zelter has significant experience in global credit markets and has overseen the broad expansion of Apollo’s credit platform. He is a board member of DUMAC, the investment management company that oversees both Duke University’s endowment and the Duke Endowment. Mr. Zelter has a B.A. in Economics from Duke University. Mr. Zelter was appointed to serve as a director on our board of directors effective March 1, 2021. Mr. Zelter’s extensive knowledge of Apollo’s business and expertise in credit investments will enhance the breadth of experience of the board of directors.
Michael Ducey. Mr. Ducey has served as an independent director of Apollo and a member of the audit committee and as Chairperson of the conflicts committee of our board of directors since 2011. Mr. Ducey was with Compass Minerals International, Inc., from March 2002 to May 2006, where he served in a variety of roles, including as President, Chief Executive Officer and Director prior to his retirement in May 2006. Prior to joining Compass Minerals International, Inc., Mr. Ducey worked for nearly 30 years at Borden Chemical, Inc., in various management, sales, marketing, planning and commercial development positions, and ultimately as President, Chief Executive Officer and Director. Mr. Ducey joined Ciner Resources Corporation (formerly OCI Resources LP) as an independent member of the board of directors in September 2014, where he serves on the audit committee and the conflicts committee. From May 2006 to July 2016, Mr. Ducey was a member of the board of directors of Verso Paper Holdings, Inc. and served as Chairman of the audit committee. From September 2009 to December 2012, Mr. Ducey was the non-executive Chairman of TPC Group, Inc. and served on the audit committee and the environmental health and safety committee. From June 2006 to May 2008, Mr. Ducey served on the board of directors of and as a member of the governance and compensation committee of the board of directors of UAP Holdings Corporation. From July 2010 to May 2011, Mr. Ducey was a member of the board of directors and served on the audit committee of Smurfit-Stone Container Corporation. From October 2010 to April 2017, Mr. Ducey served as the Chairman of the compliance and governance committee and the nominations committee of the board of directors of HaloSource, Inc. He served on the board of Fenner, PLC from January 2017 to June 2018 and served on the Audit, Governance and Remunerations Committees. Mr. Ducey graduated from Otterbein University with a degree in Economics and an M.B.A. in finance from the University of Dayton. Mr. Ducey’s comprehensive corporate background and his experience serving on various boards and committees add significant value to the board of directors.
Robert Kraft. Mr. Kraft has served as an independent director of Apollo since 2014. Mr. Kraft is the founder, chairman and CEO of the Kraft Group, which includes the six-time Super Bowl Champion New England Patriots, New England Revolution, Boston Uprising, Gillette Stadium, Patriot Place, International Forest Products, Rand-Whitney Group, Rand-Whitney Containerboard and a portfolio of more than 100 private equity investments. Kraft is a distinguished trustee of the Dana-Farber Cancer Institute and a trustee emeritus at Columbia University. He is on the board of directors for the Massachusetts Competitive Partnership, the Apollo Theatre and The Engine, which supports startup companies working on scientific and technological innovation. He also serves as Chairman for both the New England Patriots Foundation and the Kraft Family Foundation. In 2019, he became a founding partner of the REFORM Alliance, a foundation whose mission is to reform the American criminal justice system by using their resources to change laws and policies to dramatically reduce the volume of long-term incarcerations due to minor probation and parole violations. He also founded the Foundation to Combat Antisemitism, whose together beat hate [tbh] initiative has a long-term goal of combating all forms of prejudice, racism and hate. Mr. Kraft's corporate strategic and operational experience combined with his strong relationships in the business community make him a valuable member of the board of directors.
A.B. Krongard. Mr. Krongard has served as an independent director of Apollo and as a member of the audit committee of our board of directors since 2011. Mr. Krongard also became a member of the conflicts committee of our board of directors in January 2019. From 2001 to 2004, Mr. Krongard served as Executive Director of the Central Intelligence Agency. From 1998 to 2001, Mr. Krongard served as Counselor to the Director of Central Intelligence. Prior to 1998, Mr. Krongard served in various capacities at Alex Brown, Incorporated, including serving as Chief Executive Officer beginning in 1991 and assuming additional duties as Chairman of the board of directors in 1994. Upon the merger of Alex Brown, Incorporated with Bankers Trust Corporation in 1997, Mr. Krongard served as Vice-Chairman of the Board of Bankers Trust Corporation and served in such capacity until assuming his position at the Central Intelligence Agency. Mr. Krongard served as the Lead Director of Under Armour, Inc. from 2006 to 2020. Mr. Krongard serves as chairman of the nominating and corporate governance committee and a member of the compensation committee of Iridium Communications Inc. and as a member of the audit committee of Icahn Enterprises L.P. Mr. Krongard also serves on the board of trustees of In-Q-Tel, Inc. Mr. Krongard graduated with honors from Princeton University and received a J.D. from the University of Maryland School of Law, where he also graduated with honors. Mr. Krongard’s comprehensive corporate background contributes to the range of experience of the board of directors.
Pauline Richards. Ms. Richards has served as an independent director of Apollo and as Chairperson of the audit committee of our board of directors since 2011. Ms. Richards also became a member of the conflicts committee of our board of directors in October 2020. Ms. Richards currently serves as Chief Operating Officer of Trebuchet Group Holdings Limited, a position she has held since 2008. Ms. Richards also serves as a member of the Audit and Governance Committees of the board of directors of Wyndham Hotels and Resorts. Prior to mid-2018, Ms. Richards served on the board of Wyndham Worldwide, a position she held since 2006; is a director of Hamilton Insurance Group, serving on the audit and investment committees, a position she has held since 2013. Prior to 2008, Ms. Richards served as Director of Development of Saltus Grammar School from 2003 to 2008, as Chief Financial Officer of Lombard Odier Darier Hentsch (Bermuda) Limited from 2001 to 2003, and as Treasurer of Gulf Stream Financial Limited from 1999 to 2000. Ms. Richards also served as a member of the Audit Committee and chair of the Corporate Governance Committee of the board of directors of Butterfield Bank from 2006 to 2013. Ms. Richards graduated from Queen’s University, Ontario, Canada, with a BA in psychology and has obtained certification as a CPA, CMA. Ms. Richards’ extensive finance experience and her service on the boards of other public companies add significant value to the board of directors.
Walter Joseph (Jay) Clayton III. Mr. Clayton was appointed to serve as Lead Independent Director of our board of directors effective March 1, 2021. Mr. Clayton served as Chair of the SEC from May 2017 through December 2020. In addition to chairing the SEC, he was a member of the President's Working Group on Financial Markets, the Financial Stability Oversight Council and the Financial Stability Board. Mr. Clayton also participated on the Board of the International Organization of Securities Commissions. Prior to joining the SEC, Mr. Clayton was a partner at Sullivan & Cromwell LLP, where he was a member of the firm's Management Committee and co-head of the firm's corporate practice. From 2009 to 2017, Mr. Clayton was a Lecturer in Law and Adjunct Professor at the University of Pennsylvania Law School. Prior to joining Sullivan & Cromwell, Mr. Clayton served as a law clerk for the Honorable Marvin Katz of the U.S. District Court for the Eastern District of Pennsylvania. A member of the New York and Washington, D.C. bars, Mr. Clayton earned a B.S. in Engineering from the University of Pennsylvania (summa cum laude), a B.A. and M.A. in Economics from the University of Cambridge (Thouron Scholar), and a J.D. from the University of Pennsylvania Law School (cum laude, Order of the Coif). Mr. Clayton's exceptional breadth of professional experience, as well as his deep knowledge and understanding of private and public capital markets, will make him a valuable member of the board of directors.
Pamela Joyner. Ms. Joyner was appointed to serve as an independent director of our board of directors effective March 1, 2021. Ms. Joyner is a founding partner of Avid Partners LLC, a strategic marketing consulting firm. Previously, she held senior positions at Bowman Capital Management LLC and Capital Guardian Trust Company. Ms. Joyner is an independent director of First Republic Bank, a position she has held for over 17 years. In that time, Ms. Joyner has served as chair of First Republic Bank’s investment and compensation committee, and as a member of its governance committee. She is a trustee emeritus of Dartmouth College, Chair Emeritus of the Tate Americas Foundation, and a trustee of the Art Institute of Chicago and J. Paul Getty Trust. She was previously Co-Chair of the San Francisco Ballet Association. Ms. Joyner holds a BA from Dartmouth College, an MBA from Harvard University and an Honorary Degree from Dartmouth College. Ms. Joyner’s extensive business experience and her service on the board of a regulated company will make her a valuable member of the board of directors.
Siddhartha Mukherjee. Dr. Mukherjee was appointed to serve as an independent director of our board of directors effective March 1, 2021. Dr. Mukherjee is currently an associate professor of medicine at Columbia University, a position he has held since 2009, where he conducts research on cancer biology, with a special focus on blood cancers such as leukemias and lymphomas. He is the scientific founder and head of the scientific advisory boards of Vor Biopharma, Myeloid Therapeutics, CuraPatient, Immuneel Therapeutics, Faeth Therapeutics and Brahma Therapeutics, and serves as a scientific advisor to Frequency Therapeutics, Equillium Biopharma, Cellenkos, ANOVA Biosciences, RiboAI and Puretech. Dr. Mukherjee is the author of The Emperor of All Maladies: A Biography of Cancer, winner of the 2011 Pulitzer Prize in general nonfiction, and The Laws of Medicine. He is also the author of The Gene: An Intimate History, which won international prizes, and was a #1 New York Times Bestseller for several weeks. He writes for the New Yorker, The New York Times Magazine and many other publications, has received numerous awards for his scientific work, and has published his original research and opinions in journals such as Nature, Cell and the New England Journal of Medicine. Dr. Mukherjee studied biology at Stanford University, obtained a DPhil. from the University of Oxford as a Rhodes Scholar, and an M.D. from Harvard University. He trained as a viral immunologist at Oxford, and as an internist and hematologic oncologist at Harvard Medical School. His innovative thinking and scientific acumen, as well as his extensive work with scientific companies, will make him a valuable member of the board of directors.

Management of the Company
As of February 18, 2021, the Company had 231,966,014 Class A shares, one Class B share and one Class C share outstanding. The outstanding Class A shares are publicly held and traded on the NYSE, the outstanding Class B share is held by BRH Holdings GP, Ltd., which is wholly-owned and controlled by our Managing Partners, and the outstanding Class C share is held by AGM Management, LLC, which is indirectly wholly-owned and controlled by our Managing Partners.
As of February 18, 2021, the total voting power on all matters generally submitted for vote to the stockholders (the “General Stockholder Matters”) of the Class A shares, Class B share and Class C share was 9.2%, 8.0% and 82.8%, respectively. For certain matters, however, as required by the Delaware General Corporation Law and the rules of the New York Stock Exchange, as of February 18, 2021, the total voting power of the Class A shares was 53.4%, the total voting power of the Class B share was 46.6% and the Class C share does not vote.
Our Certificate of Incorporation provides that, for so long as there is a Class C Stockholder and the Apollo Group beneficially owns, in the aggregate, 10% or more of the voting power of the Company (the “Apollo control condition”), the Class C Stockholder shall, on all General Stockholder Matters, be entitled to such number of votes as shall equal the difference of (A) nine and nine-tenths (9.9) times the aggregate number of votes entitled to be cast by the holders of Class A shares and full voting preferred stock, minus (B) the Aggregate Class B Vote (such difference, the “Class C Vote”); provided that, for so long as there is a Class C Stockholder, the Aggregate Class B Vote shall not exceed 9% of the total votes entitled to be cast by holders of all shares of capital stock entitled to vote thereon. If the number of votes entitled to be cast by the holders Class A shares which are free float, as determined by the Company in reliance upon the guidance issued by FTSE Russell (the “Class A Free Float”), on any General Stockholder Matter equals less than 5.1% of the votes entitled to be cast by the holders of all shares of capital stock entitled to vote thereon as of the relevant record date:
(1)the Class C Vote shall be reduced to equal such number as would result in the total number of votes cast by holders of the Class A Free Float being equal to 5.1% of the votes entitled to be cast by the holders of all shares of capital stock entitled to vote thereon, voting together as a single class (the “Class A Free Float Adjustment”); and
(2)if, after giving effect to the Class A Free Float Adjustment, the Aggregate Class B Vote on any General Stockholder Matter would be in excess of 9% of the total number of the votes entitled to be cast thereon by the holders of all outstanding shares of capital stock, (x) the Aggregate Class B Vote shall be reduced to 9% of such total number and (y) the Class C Vote, as calculated after giving effect to the Class A Free Float Adjustment, shall be increased by a number of votes equal to the number of votes by which the Aggregate Class B Vote was reduced pursuant to the foregoing clause (x).
Our Certificate of Incorporation also provides that, for so long as the Apollo control condition is satisfied (i.e. there is a Class C Stockholder and the Apollo Group beneficially owns, in the aggregate, 10% or more of the voting power of the Company), holders of the Class A shares (voting together with the holders of the Class B shares as a single class) have the right to vote with respect to only: (i) a sale, exchange or disposition of all or substantially all of the Company’s and its subsidiaries’ assets, taken as a whole, in a single transaction or series of related transactions (provided, however, that this does not preclude or limit our ability to mortgage, pledge, hypothecate or grant a security interest in all or substantially all of the assets of our assets and those of our subsidiaries (including for the benefit of persons other than us or our subsidiaries, including affiliates of the Class C Stockholder) and does not apply to any forced sale of any or all of our assets pursuant to the foreclosure of, or other realization upon, any such encumbrance); (ii) a merger, consolidation or other business combination; (iii) certain amendments to our Certificate of Incorporation and Bylaws including amendments that would enlarge the obligations of the Class A stockholders and amendments that would have a material adverse effect on the rights or preferences of Class A stockholders; (iv) as otherwise required by the DGCL or the rules of any national securities exchange; and (v) as required by the NYSE, including with respect to equity compensation plans, the issuance of common stock to a related person in excess of 1% of the outstanding shares of common stock or 1% of the voting power of the Company, and the issuance of common stock in excess of 20% of the outstanding shares of common stock or 20% of the voting power of the Company.
For purposes of our Certificate of Incorporation, the “Apollo Group” means (i) the Class C Stockholder and its affiliates, including their respective general partners, members and limited partners, (ii) AP Professional Holdings, L.P. (“Holdings”) and its affiliates, including their respective general partners, members and limited partners, (iii) with respect to each Managing Partner, such Managing Partner and such Managing Partner’s “group” (as defined in Section 13(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), (iv) any former or current investment professional of or other employee of an “Apollo employer” (as defined below) or the Apollo Operating Group (or such other entity controlled by a member of the Apollo Operating Group) and any member of such person’s group, (v) any former or current executive officer of an Apollo employer or the Apollo Operating Group (or such other entity controlled by a member of the Apollo Operating Group) and any member of such person’s group; and (vi) any former or current director of an Apollo employer or the

Apollo Operating Group (or such other entity controlled by a member of the Apollo Operating Group) and any member of such person’s group. With respect to any person, “Apollo employer” means the Company or such successor thereto or such other entity controlled by the Company or its successor as may be such person’s employer at such time, but does not include any portfolio companies.
Executive Officers
Our executive officers are designated by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.
Independence and Composition of Our Board of Directors
For so long as the Apollo control condition is satisfied (as described in “Management of the Company”), we are considered a “controlled company” as defined in the listing standards of the NYSE and we are exempt from the NYSE rules that require that:
•our board of directors be comprised of a majority of independent directors;
•we establish a compensation committee composed solely of independent directors; and
•we establish a nominating and corporate governance committee composed solely of independent directors.
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
Our board of directors currently consists of seven directors, four of whom, Messrs. Ducey, Kraft and Krongard and Ms. Richards, are independent under the NYSE rules relating to corporate governance matters and the independence standards described in our corporate governance guidelines. Effective March 1, 2021, our board of directors will consist of twelve directors, and we expect seven of whom, Messrs. Clayton, Ducey, Kraft, Krongard and Mukherjee and Mses. Richards and Joyner, to be independent under the NYSE rules relating to corporate governance matters and the independence standards described in our corporate governance guidelines. Under our corporate governance guidelines, directors are expected to satisfy the following criteria: (i) maintaining the highest level of personal and professional ethics, integrity, and values; (ii) possessing the expertise that is useful to the Company and complementary to the background and expertise of the other members of the board of directors; (iii) possessing a willingness and ability to devote the time necessary to carry out the duties and responsibilities of board of directors membership; (iv) possessing a desire to ensure that the Company’s operations and financial reporting are effected in a transparent manner and in compliance with applicable laws, rules, and regulations; and (v) possessing a dedication to the representation of the best interests of the Company and all of its stockholders. Effective March 1, 2021, our board of directors is expected to include a total of three members who identify as underrepresented minorities, two of whom also identify as women. Our board of directors also has one member who identifies as a veteran.
Board of Directors Leadership Structure and Board’s Role in Risk Oversight
The board of directors has an oversight role, as a whole and also at the committee level, in overseeing management of its risks. The board of directors regularly reviews information regarding our credit, liquidity, and operations, as well as the risks associated with each. The audit committee oversees the management of financial risks. While the audit committee is responsible for evaluating certain risks, and overseeing the management of such risks, the entire board of directors is regularly informed through committee reports about such risks.
Leon Black currently serves as the Chairman of the board of directors and the Chief Executive Officer. Marc Rowan has been appointed to succeed Mr. Black as Chief Executive Officer following Mr. Black’s retirement as Chief Executive Officer in 2021.
Walter Joseph (Jay) Clayton III has been appointed to serve as Lead Independent Director of the board of directors, effective March 1, 2021.
The board of directors understands that no single approach to board leadership is universally accepted and that the appropriate leadership structure may vary based on several factors, such as a company’s size, industry, operations, history and culture. Accordingly, our board of directors assesses its leadership structure in light of these factors and the current environment to achieve the optimal model for us and for our stockholders.
The composition of the Board of Directors, the tenure of the directors with the Company, the overall experience of the directors and the experience that the directors have had with the Chairman and the executive management group permit and encourage each member to take an active role in all discussions, and each member does actively participate in all substantive discussions.
Committees of the Board of Directors
Our Certificate of Incorporation established an executive committee of the board of directors, and the executive committee, with the delegated power and authority of our board of directors, established an audit committee and a conflicts committee. Our audit committee has adopted a charter that complies with current SEC and NYSE rules relating to corporate governance matters. Our board of directors may from time to time establish other committees of our board of directors.
Executive Committee
The primary purpose of the executive committee is to exercise, and (except as otherwise provided in our Certificate of Incorporation and to the fullest extent permitted by the DGCL) the executive committee has been delegated with, all the powers and authority of the board of directors in the management of the business and affairs of the Company, in accordance with our Certificate of Incorporation. The current members of the executive committee are Messrs. Black, Harris and Rowan. The current observers of the executive committee are Messrs. Gary Parr, Scott Kleinman and James Zelter.
The executive committee shall from time to time consist of “BRH Directors” then serving on the board of directors, and no Non-BRH Directors shall be qualified to serve as a member of the executive committee. Each of our Managing Partners shall be “BRH Directors” for so long as he is a director of the Company and employed by an Apollo employer; provided, however, that Leon Black may, at his option, remain as a BRH Director following the cessation of his employment by Apollo until the earlier of his death or disability or commission of an act or omission that would constitute Cause (as defined below). Other than those actions that require unanimous consent, actions by the executive committee are determined by majority vote of its voting members, except as to the following matters, as to which Mr. Black will have the right of veto (such matter, an “LB Approval Event”): a sale or other disposition of the Apollo Operating Group and/or its subsidiaries or any portion thereof, through a merger, recapitalization, stock sale, asset sale or otherwise, to an unaffiliated third party (other than through an exchange of Apollo Operating Group units, transfers by a Managing Partner or a permitted transferee to another permitted transferee, or the issuance of bona fide equity incentives to any of our non-Managing Partner employees) that constitutes (x) a direct or indirect sale of a ratable interest (or substantially ratable interest) in each entity that constitutes the Apollo Operating Group or (y) a sale of all or substantially all of the assets of Apollo. Exchanges of Apollo Operating Group units for Class A shares that are not pro rata among our Managing Partners or in which each Managing Partner has the option not to participate are not subject to Mr. Black’s right of veto.
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
At any time the Apollo control condition is not satisfied (i.e. there is no longer a Class C Stockholder or the Apollo Group beneficially owns, in the aggregate, less than 10% or more of the voting power of the Company), the executive committee shall from time to time consist of directors who are then qualified to serve as members of the executive committee (each, an “Executive Committee Qualified Director”). Upon the qualification of any director as an Executive Committee Qualified Director, such person shall automatically become a member of the executive committee. The following persons may be deemed an “Executive Committee Qualified Director”: a director who (i) is a BRH Director, (ii) is designated as an

Executive Committee Qualified Director by a majority of the remaining members of the executive committee, although less than a quorum, or by a sole remaining member of the executive committee, or (iii) if there are no remaining members of the executive committee, is designated as an Executive Committee Qualified Director by the board of directors.
Pursuant to our Certificate of Incorporation, the executive committee, with the delegated power and authority of our board of directors has established and at all times will maintain audit and conflicts committees of the board of directors that have the responsibilities described below under “—Board of Directors Meetings and Committees-Audit Committee” and “—Board of Directors Meetings and Committees -Conflicts Committee.” Where action is required or permitted to be taken by our board of directors or a committee thereof, a majority of the directors or committee members present at any meeting of our board of directors or any committee thereof at which there is a quorum shall be the act of our board or such committee, as the case may be. Our board of directors or any committee thereof may also act by unanimous written consent.
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
Conflicts Committee
The current members of our conflicts committee are Messrs. Ducey and Krongard and Ms. Richards. Mr. Ducey currently serves as Chairperson of the committee. The purpose of the conflicts committee is to review specific matters that our board of directors or the executive committee of our board of directors believes may involve a conflict of interest. The conflicts committee will determine whether the resolution of any conflict of interest submitted to it is fair and reasonable to us. In addition, the conflicts committee may review and approve any related person transactions, other than those that are approved pursuant to our related person policy, as described under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Statement of Policy Regarding Transactions with Related Persons,” and may establish guidelines or rules to cover specific categories of transactions.
Identifying and Evaluating Candidates for the Board of Directors
Our Certificate of Incorporation provides that, for so long as the Apollo control condition is satisfied (i.e. there is a Class C Stockholder and the Apollo Group beneficially owns, in the aggregate, 10% or more of the voting power of the Company), the Class C Stockholder shall (i) set the number of directors of our board of directors and (ii) fill any vacancies or newly created directorships on our board of directors.
Directors are elected by an annual meeting of stockholders in a manner described in our Certificate of Incorporation and each director elected will hold office until the succeeding meeting after such director’s election and until such director’s successor is duly elected and qualified, or, if earlier, until such director’s death or until such director resigns or is removed. Subject to the rights of the holders of any series of preferred stock with respect to any director elected by holders of preferred stock, directors are elected by a plurality of the votes cast by the holders of the outstanding Class A shares, Class B share, Class C share and any full voting preferred stock entitled to vote present in person or represented by proxy and entitled to vote on the election of directors at any annual meeting of stockholders, voting together as a single class.

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
Corporate Governance Guidelines
We have Corporate Governance Guidelines that address significant issues of corporate governance and set forth procedures by which our board of directors carry out its responsibilities. The guidelines are available for viewing on our website at www.apollo.com under the “Stockholders/Corporate Governance” section. We will also provide the guidelines, free of charge, to stockholders who request them. Requests should be directed to our Secretary at Apollo Global Management, Inc., 9 West 57th Street, 43rd Floor, New York, New York 10019.
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
Executive Sessions of Independent Directors
The independent directors serving on our board of directors meet periodically in executive sessions during the year at regularly scheduled meetings of our board of directors. These executive sessions will be presided over by the Lead Independent Director, or one of the other independent directors serving on our board of directors selected on an ad-hoc basis.
Insider Trading Policy for Employees, Officers and Directors; Prohibition on Hedging
Our board of directors has adopted, as part of our insider trading policy, prohibitions against our executive directors and all employees, partners, directors and officers of the Company engaging in transactions of a speculative nature involving our securities at any time, including, but not limited to, the purchase or sale of put options. In addition, such persons are prohibited from short-selling our securities or engaging in transactions involving other derivatives based on our securities, including options, warrants, restricted stock units, stock appreciation rights or similar rights whose value is derived from the value of our common stock (other than securities granted under our Equity Plan or a successor plan) or that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our securities.
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
Significant Personal Investment. Our investment professionals generally make significant personal investments in our funds (as more fully described under “Item 13. Certain Relationships and Related Transactions, and Director Independence”), directly or indirectly, and our professionals who receive rights to performance fees (excluding rights in respect of non-drawdown-style funds and certain pooled performance fee vehicles) from our funds are generally required to invest their own capital in the funds on which they work in amounts that are proportionate to the size of their participation in performance fees. We believe that these investments help to ensure that our professionals have capital at risk and reinforce the linkage between the success of the funds we manage, the success of the Company and the compensation paid to our professionals. Our eligible professionals are generally permitted to invest in our funds free of management fees and, in certain instances, performance fees. These opportunities further align our employees with our fund investors and Class A stockholders, encourage our professionals to work across our integrated platform, and bolster links among our various businesses.
Long-Term Performance and Commitment. Most of our professionals have been issued RSUs, which provide rights to receive Class A shares and, in some instances, dividend equivalents on those shares. The vesting requirements and minimum retained ownership requirements for these awards contribute to our professionals’ focus on long-term performance while enhancing retention of these professionals. Certain of the RSUs granted to our investment professionals vest based on both continued service and the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. We believe that the addition of these performance measures helps to promote the interests of our Class A stockholders and fund investors by making RSU vesting contingent on the realization and distribution of profits on our funds. RSUs are not awarded to our Managing Partners, whose beneficial ownership of equity interests in the Company is generally in the form of AOG Units, as discussed below under “—Note on Distributions on Apollo Operating Group Units.” By requiring our named executive officers to be subject to non-competition, confidentiality and other limitations on behavior described below under “—Potential Payments upon Termination or Change in Control,” we further reinforce our culture of fiduciary protection of our fund investors and stockholders.
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
Note on Distributions on Apollo Operating Group Units
We note that all of our Managing Partners, as well as James Zelter and Scott Kleinman, beneficially own AOG Units that they received in 2007 in anticipation of our 2011 initial public offering, in exchange for contributing certain partnership interests they then held in the Company. As of December 31, 2020, the Managing Partners and Contributing Partners, including Messrs. Zelter and Kleinman, beneficially owned, through their interest in Holdings, approximately 40.4% of the total limited partner interests in the Apollo Operating Group. When made, distributions on these units are in the same amount per unit as distributions made to us in respect of the AOG Units we hold. Although distributions on AOG Units are distributions on equity rather than compensation, they play a central role in aligning their holders’ interests with those of our Class A stockholders, which is consistent with our compensation philosophy.
Compensation Elements for Named Executive Officers
Consistent with our emphasis on alignment of interests with our fund investors and Class A stockholders, compensation elements tied to the profitability of our different businesses and that of the funds that we manage are the primary means of compensating our five executive officers listed in the tables below, or the “named executive officers.” The key elements of the compensation of our named executive officers during fiscal year 2020 are described below. We distinguish among the compensation components applicable to our named executive officers as appropriate in the below summary. Messrs. Black, Harris and Rowan are the three members of the group referred to elsewhere in this report as the “Managing Partners.”

Annual Salary. Each of our named executive officers receives an annual salary. We believe that the compensation of our investment professionals, including Messrs. Zelter, Kleinman and Civale, should primarily be tied to the profitability of our different businesses and managed funds, and accordingly annual salaries constitute a relatively small component of the overall compensation of our named executive officers who are investment professionals. The base salaries of our named executive officers are set forth in the Summary Compensation Table below, and those base salaries were set by our Managing Partners in their judgment after considering the historic compensation levels of the officer, competitive market dynamics, and each officer’s level of responsibility and anticipated contributions to our overall success.
RSUs. In January or February of each year, a portion of the annual compensation (which we refer to as Bonus Grants) of certain of our named executive officers is granted in the form of RSUs that generally are subject to three-year vesting and minimum retained ownership requirements. All named executive officers who receive RSUs are required to retain at least 25% of any Class A shares issued to them pursuant to all other RSU awards (including Bonus Grants), in each case net of the number of gross shares sold or netted to pay applicable income or employment taxes. Because the Summary Compensation Table and Grant of Plan-Based Awards Table below properly list only those stock awards that were granted in 2020, those tables do not include Bonus Grants for services provided in 2020. In addition, although discussed during 2020, a grant of 1,893 RSUs to Mr. Kelly will not be formally granted until 2021, and as a result will appear in next year’s Summary Compensation Table. Certain legacy RSU awards of Messrs. Kelly, Kleinman and Civale were modified (with no increase in associated accounting expense) prior to 2020 to vest based on both continued service and the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense, rather than vesting solely based on continued service.
Performance Fees. Performance fee entitlements with respect to our funds confer rights to participate in distributions made to investors following the realization of an investment or receipt of operating profit from an investment by the fund, provided the fund has attained a specified performance return. Distributions of performance fees from limited life funds generally are subject to contingent repayment (generally net of tax) if the fund fails to achieve specified investment returns due to diminished performance of later investments, while distributions of operating profit earned from funds that are not designed to have a limited life are generally not subject to contingent repayment. The actual gross amount of performance fees available for distribution is a function of the performance of the applicable fund. For these reasons, we believe that participation in performance fees generated by our funds aligns the interests of our participating named executive officers with those of our Class A shareholders and fund investors.
We currently have two principal types of performance fee programs, which we refer to as “dedicated” and “incentive pool.” Messrs. Kelly, Zelter, Kleinman and Civale have been awarded rights to participate in a dedicated percentage of the performance fee income earned by the general partners of certain of our funds. Messrs. Kelly, Zelter, Kleinman and Civale received additional performance fee rights in 2020. Dedicated performance fee rights in our private equity funds are typically subject to vesting, which rewards long-term commitment to the firm and thereby enhances the alignment of participants’ interests with the Company. As with amounts distributed in respect of other performance fees, our financial statements characterize performance fee income allocated to participating professionals in respect of their dedicated performance fee rights as compensation. Amounts paid in respect of dedicated performance fees are included in the “All Other Compensation” column of the summary compensation table.
Our performance-based incentive arrangement referred to as the incentive pool further aligns the overall compensation of certain of our professionals to the realized performance of our business. The incentive pool provides for compensation based on realized performance fees and enhances our capacity to offer competitive compensation opportunities to our professionals. “Realized performance fees” means performance fees earned by the general partners of our funds under the applicable fund limited partnership agreements based upon transactions that have closed or other rights to cash that have become fixed in the applicable calendar year period. Under this arrangement, Messrs. Kelly, Zelter, Kleinman and Civale, among other of our professionals, received incentive pool performance fees earned during 2020. Allocations to participants in the incentive pool have both a mandatory component and a discretionary component, both of which may vary year-to-year, including as a result of our overall realized performance and the contributions and performance of each participant. The Managing Partners determine the amount of the realized performance fees to place into the incentive pool in their discretion after considering various factors, including Company profitability, management company cash requirements and anticipated future costs, provided that the incentive pool consists of an amount equal to at least one percent (1%) of the realized performance fees attributable to profits generated after creation of the incentive pool that were taxable in the applicable year and not allocable to dedicated performance fee entitlements. Each participant in the incentive pool is entitled to receive, as a mandatory component of participation in the incentive pool, his or her pro rata share of this 1% amount each year, provided the participant remains employed by us at the time of allocation. Our financial statements characterize the performance fee income allocated to participating professionals in respect of incentive pool interests as compensation. The “All Other Compensation” column of the summary compensation table includes actual distributions paid from the incentive pool.

Performance Fee Restricted Shares and RSUs. We require that a portion of the performance fees distributed by certain of the investment funds we manage be used by our employees who participate in those amounts to purchase Class A restricted shares, or that a portion is delivered to them as a grant of RSUs, in each case that are issued under our 2019 Omnibus Equity Incentive Plan. This practice further promotes alignment with our Class A stockholders and motivates participating professionals to maximize the success of the Company as a whole. Like our Bonus Grant RSUs, these restricted shares and RSUs are generally subject to three-year vesting, which fosters retention. In accordance with applicable rules, the Summary Compensation Table and Grants of Plan-Based Awards Table include the restricted shares and RSUs acquired by our named executive officers in 2020 in respect of performance fee amounts received.
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
We believe that the compensation of our investment professionals should primarily be tied to the profitability of our different businesses and managed funds. Consistent with past years, our Managing Partners in 2020 provided that annual salaries constituted a relatively small component of the overall compensation of our named executive officers who are investment professionals. The Managing Partners considered, except with regard to the compensation of Mr. Black, our named executive officers’ historical role, the particulars of the business units on which they focus, their capital contribution obligations and their performance fee entitlements when determining their individual compensation terms. The Managing Partners determined that, based on the above factors, including the named executive officers’ overall compensation levels, a discretionary cash bonus would not be awarded to any named executive officer for 2020. For a discussion of our Managing Partners’ determinations in respect of certain of our restricted share and RSU programs, see below under “—Narrative Disclosure to the Summary Compensation Table and Grants of Plan—Based Awards Table—Awards of Restricted Shares and RSUs Under the Equity Plan.”
Section 162(m) of the Internal Revenue Code (“Section 162(m)”) generally disallows, absent a “grandfathering” or other available exemption, a tax deduction to public companies for compensation paid in excess of $1 million to “covered employees” under Section 162(m) (generally, such company’s chief executive officer, its chief financial officer, its three other highest paid executive officers, and certain individuals who were covered employees in years other than the then-current taxable year).
Under final regulations released in December 2020 that reverse a longstanding position of the Internal Revenue Service, Section 162(m) now applies to corporations, such as the Company, in respect of the compensation of covered employees of an operating partnership for which the compensation deduction is allocable to the corporation based on its interest in the partnership. While the executive committee of our board of directors considers the deductibility of compensation as a factor in making compensation decisions, it retains the flexibility to provide compensation that is consistent with the Company’s goals for its executive compensation program, even if such compensation is not tax-deductible.

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
Leon Black
Joshua Harris
Marc Rowan
Summary Compensation Table
The following summary compensation table sets forth information concerning the compensation earned by, awarded or paid to our principal executive officer, our principal financial officer, and our three other most highly compensated executive officers for the fiscal year ended December 31, 2020. The earnings of Mr. Black, a Managing Partner and our chief executive officer, derive predominantly from distributions he receives as a result of his indirect beneficial ownership of AOG Units and his rights under the tax receivable agreement (described elsewhere in this report, including above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Cash Dividend Policy”), rather than from compensation, and accordingly are not included in the tables below. The earnings of Messrs. Zelter and Kleinman from their AOG Units and tax receivable agreement rights also do not appear in the tables below. The executive officers named in the table are referred to as the named executive officers.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Leon Black, Chairman, Chief Executive Officer and Director	2020	100,000	—	323,687	423,687
	2019	100,000	—	160,175	260,175
	2018	100,000	—	152,617	252,617
Martin Kelly, Chief Financial Officer and Co-Chief Operating Officer	2020	1,000,000	7,396,975	1,109,528	9,506,503
	2019	1,000,000	2,597,962	1,910,017	5,507,979
	2018	1,000,000	533,079	1,519,014	3,052,093
James Zelter, Co-President	2020	100,000	7,270,328	3,892,056	11,262,384
	2019	100,000	301,698	1,867,101	2,268,799
	2018	100,000	82,582,612	2,706,864	85,389,476
Scott Kleinman, Co-President	2020	1,200,000	3,453,704	3,014,797	7,668,501
	2019	1,200,000	1,722,326	15,692,878	18,615,204
	2018	1,200,000	30,151,932	13,964,975	45,316,907
Anthony Civale, Co-Chief Operating Officer	2020	100,000	5,911,027	939,418	6,950,445
	2019	100,000	244,466	2,783,160	3,127,626
(1)    For Messrs. Kelly, Zelter, Kleinman and Civale, represents the aggregate grant date fair value of stock awards granted, as applicable, computed in accordance with FASB ASC Topic 718. The amounts shown do not reflect compensation actually received by the named executive officers, but instead represent the aggregate grant date fair value of the awards. See note 13 to our consolidated financial statements for further information concerning the assumptions made in valuing our RSU awards.
(2)    Amounts included for 2020 represent, in part, actual cash distributions in respect of dedicated performance fee rights for Mr. Kelly of $24,528, for Mr. Zelter of $876,775, for Mr. Kleinman of $145,181 and for Mr. Civale of $481,434. The 2020 amounts also include actual incentive pool cash distributions of $1,085,000 for Mr. Kelly, $10,497 for Mr. Zelter, $2,869,616 for Mr. Kleinman and $10,497 for Mr. Civale. For Messrs. Zelter and Civale, the 2020 amounts also include $2,925,353 and $447,487, respectively, in cash received in respect of other dedicated performance fee rights. The “All Other Compensation” column for 2020 also includes costs relating to Company-provided cars and drivers for the business and personal use of Messrs. Black and Zelter. We provide this benefit because we believe that its cost is outweighed by the convenience, increased efficiency, and added security and confidentiality that it offers. The personal use cost was approximately $235,537 for Mr. Black and $77,526 for Mr. Zelter and includes both fixed and variable costs, including lease costs, driver compensation, driver meals, fuel, parking, tolls, repairs, maintenance and insurance. Except as discussed in this paragraph, no 2020 perquisites or personal benefits individually exceeded the greater of $25,000 or 10% of the total amount of all perquisites and other personal benefits reported for the named executive officer. The 2020 cost of excess liability insurance provided to our named executive officers falls below this threshold. Messrs. Kelly, Kleinman and Civale did not receive perquisites or personal benefits in 2020, except for incidental benefits having an aggregate value of less than $10,000. Our named executive officers also receive secretarial support with respect to personal matters. We incur no incremental cost for the provision of such additional benefits. Accordingly, no such amount is included in the Summary Compensation Table.

Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table
Employment, Non-Competition and Non-Solicitation Agreement with Chairman and Chief Executive Officer, Leon Black
On January 4, 2017, we entered into an employment, non-competition and non-solicitation agreement with Leon Black, our chairman and chief executive officer and a member of the executive committee of our board of directors. This agreement, which provides for an annual salary of $100,000 and the right to participate in our employee benefit plans as in effect from time to time, has a three-year term. The term has expired but Mr. Black’s employment is continuing in accordance with the agreement’s terms, consistent with past practice. On January 24, 2021, Mr. Black informed the members of the executive committee of our board of directors that he intends to retire from his position as our chief executive officer on or before July 31, 2021. Mr. Black will continue to serve as our chairman following his retirement from his position as our chief executive officer.
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
Employment, Non-Competition and Non-Solicitation Agreement with Co-President, James Zelter
We entered into an amended and restated employment agreement with James Zelter on June 20, 2014, and further amended that agreement on November 12, 2017 in connection with his promotion to Co-President. As amended, the agreement provides for base pay of $100,000 per year. Pursuant to the agreement, Mr. Zelter holds dedicated performance fee rights in respect of our credit funds, certain of which are subject to vesting. As required by the terms of his performance fee arrangements, Mr. Zelter has made investments of his own capital in various of our funds.
Employment, Non-Competition and Non-Solicitation Agreement with Co-President, Scott Kleinman
    On November 12, 2017, we entered into an employment agreement with Scott Kleinman reflecting his promotion to Co-President. On July 3, 2018, we entered into a letter agreement with Mr. Kleinman, effective as of January 1, 2018. The letter agreement provides that Mr. Kleinman is entitled to base pay of $1,200,000 per year and to distributions from our incentive pool or other amounts totaling at least $3,300,000 annually, a portion of which is provided in the form of Bonus Grant RSUs. Mr. Kleinman holds dedicated performance fee rights in respect of various of our funds. These interests are generally subject to vesting. As required by the terms of his performance fee arrangements, Mr. Kleinman has made investments of his own capital in various of our funds.
Employment, Non-Competition and Non-Solicitation Agreement with Co-Chief Operating Officer, Anthony Civale
    We entered into an amended and restated employment agreement with Anthony Civale dated February 20, 2020. The agreement provides for base pay of $100,000 per year. Pursuant to the agreement, Mr. Civale holds dedicated performance fee rights in respect of our credit funds, certain of which are subject to vesting. As required by the terms of his performance fee arrangements, Mr. Civale has made investments of his own capital in various of our funds.
Awards of Restricted Shares and RSUs Under the Equity Plan
    Grants of restricted Class A shares or restricted share units under our 2019 Omnibus Equity Incentive Plan have been made to Messrs. Kelly, Zelter, Kleinman and Civale as a result of their participation in performance fee programs that require that a portion of the performance fee amounts be used to purchase restricted Class A shares, or is settled in the form of a grant of RSUs. The restricted Class A shares vest in three equal annual installments from a vesting date specified at the time of the award. The restricted Class A shares participate in any distributions made on our Class A shares and are not subject to our minimum retained share ownership requirements. The number of restricted Class A shares and restricted share units that were granted in 2020 was determined pursuant to the formula prescribed by the applicable performance fee program, which converts the specified portion of the performance fee income to be paid or distributed into a number of shares based on the volume weighted average price as of a prescribed date in the applicable calendar quarter.

Grants of Plan-Based Awards

    The following table presents information regarding RSUs and restricted Class A shares granted to our named executive officers under our 2019 Omnibus Equity Incentive Plan in 2020. No options were granted to a named executive officer in 2020.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	Grant Date Fair Value or Modification Date Incremental Fair Value of Stock and Option Awards ($)(2)
Leon Black	—	—	—
Martin Kelly	February 11, 2020	10,363	470,895
	February 11, 2020	157,819	6,861,970
	February 7, 2020	1,331	64,110
James Zelter	February 11, 2020	157,819	6,861,970
	February 11, 2020	8,478	408,358
Scott Kleinman	February 7, 2020	71,703	3,453,704
Anthony Civale	February 11, 2020	126,255	5,489,567
	February 11, 2020	329	15,847
	February 7, 2020	8,421	405,613
(1)    Represents the number of RSUs and restricted Class A shares granted, as applicable. RSUs and restricted shares are discussed above under “—Compensation Elements for Named Executive Officers—RSUs” and “—Compensation Elements for Named Executive Officers—Restricted Shares,” respectively.
(2)    Represents the aggregate grant date fair value of the RSUs and restricted Class A shares granted in 2020, computed in accordance with FASB ASC Topic 718. The amounts shown do not reflect compensation actually received, but instead represent the aggregate grant date fair value of the award.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding unvested RSU and restricted Class A share awards made by us to our named executive officers under our 2019 Omnibus Equity Incentive Plan that were outstanding at December 31, 2020. Our named executive officers did not hold any options at fiscal year-end.

		Stock Awards
Name	Date of Grant	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(21)
Leon Black	—	—		—
Martin Kelly	February 11, 2020	6,909	(1)	338,403
	February 11, 2020	157,819	(2)	7,729,975
	February 7, 2020	888	(4)	43,494
	November 18, 2019	155	(5)	7,592
	August 15, 2019	34	(6)	1,665
	May 21, 2019	209	(7)	10,237
	May 17, 2019	206	(9)	10,090
	February 19, 2019	16	(11)	784
	January 10, 2019	80,193	(12)	3,927,853
	January 10, 2019	13,165	(13)	644,822
	November 15, 2018	139	(14)	6,808
	August 15, 2018	56	(16)	2,743
	May 4, 2018	183	(17)	8,963
	January 8, 2018	4,683	(19)	229,373

James Zelter	February 11, 2020	157,819	(2)	7,729,975
	February 11, 2020	5,652	(3)	276,835
	May 17, 2019	130	(8)	6,367
	February 19, 2019	3,187	(10)	156,099
	November 15, 2018	84	(15)	4,114
	January 8, 2018	1,500,000	(20)	73,470,000
Scott Kleinman	February 7, 2020	47,802	(4)	2,341,342
	August 15, 2019	2,430	(6)	119,021
	May 17, 2019	10,895	(9)	533,637
	February 19, 2019	1,178	(11)	57,698
	January 10, 2019	6,154	(12)	301,423
	November 18, 2019	11,309	(5)	553,915
	November 15, 2018	10,082	(14)	493,816
	August 15, 2018	4,061	(16)	198,908
	May 4, 2018	11,187	(18)	547,939
	January 8, 2018	480,000	(20)	23,510,400
Anthony Civale	February 11, 2020	126,255	(2)	6,183,970
	February 11, 2020	220	(3)	10,776
	February 7, 2020	5,614	(4)	274,974
	November 18, 2019	911	(5)	44,621
	August 15, 2019	114	(6)	5,584
	May 17, 2019	143	(8)	7,004
	May 17, 2019	705	(9)	34,531
	February 19, 2019	1,273	(10)	62,352
	February 19, 2019	111	(11)	5,437
	November 15, 2018	949	(14)	46,482
	November 15, 2018	16	(15)	784
	August 15, 2018	382	(16)	18,710
	June 5, 2018	622,962	(17)	30,512,679
	May 4, 2018	724	(18)	35,462
	January 8, 2018	1,479	(19)	72,441
(1)    RSUs that vest in substantially equal annual installments on December 31 of each of 2021 and 2022.
(2)    RSUs that vest in substantially equal annual installments on January 1 of each of 2021, 2022, 2023, 2024 and 2025, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date.
(3)    RSUs that vest in substantially equal annual installments on November 15 of each of 2021 and 2022.
(4)    Restricted Class A shares that vest in substantially equal annual installments on November 15 of each of 2021 and 2022.
(5)    Restricted Class A shares that vest in substantially equal annual installments on August 15 of each of 2020, 2021 and 2022.
(6)    Restricted Class A shares that vest in substantially equal annual installments on May 15 of each of 2021 and 2022.
(7) RSUs that vest on December 31, 2021, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date.
(8)    RSUs that vest in substantially equal annual installments on February 15 of each of 2021 and 2022.
(9)    Restricted Class A shares that vest in substantially equal annual installments on February 15 of each of 2021 and 2022.
(10)    RSUs that vest on November 15, 2021.
(11)    Restricted Class A shares that vest on November 15, 2021.
(12)    RSUs that vest in substantially equal annual installments on January 1 of each of 2021, 2022, 2023 and 2024, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date.
(13)    RSUs that vest on December 31, 2021.
(14)    Restricted Class A shares that vest on August 15, 2021.
(15) RSUs that vest on May 15, 2021.
(16) Restricted Class A shares that vest on May 15, 2021.
(17)    RSUs that vest in substantially equal annual installments on January 1 of each of 2021, 2022 and 2023, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date.
(18)    Restricted Class A shares that vest on February 15, 2021.

(19)    Performance RSUs that have satisfied their time-vesting conditions and will vest subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such period.
(20)    Performance RSUs that vest in substantially equal annual installments on January 1 of each of 2021, 2022 and 2023, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date.
(21)    Amounts calculated by multiplying the number of unvested RSUs held by the named executive officer by the closing price of $48.98 per Class A share on December 31, 2020.

Option Exercises and Stock Vested
The following table presents information regarding the number of outstanding initially unvested RSUs and restricted Class A shares held by our named executive officers that vested during 2020 and the number of options exercised by our named executive officers in 2020. The amounts shown below do not reflect compensation actually received by the named executive officers, but instead are calculations of the number of RSUs and restricted Class A shares that vested during 2020 based on the closing price of our Class A shares on the date of vesting. Shares received by our named executive officers in respect of vested RSUs are subject to our retained ownership requirements. No options were exercised by our named executive officers in 2020.

		Stock Awards
Name	Type of Award	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Leon Black	—	—	—
Martin Kelly	RSUs	23,649	1,129,589
	Restricted Shares	1,343	60,593
James Zelter	RSUs	506,161	24,109,026
	Restricted Shares	8,911	406,965
Scott Kleinman	RSUs	160,000	7,625,600
	Restricted Shares	88,448	4,004,501
Anthony Civale	RSUs	220,516	10,353,550
	Restricted Shares	10,260	466,471
(1)    Amounts calculated by multiplying the number of RSUs or restricted Class A shares held by the named executive officer that vested on each applicable vesting date in 2020 by the closing price per Class A share on that date. Class A shares underlying the vested RSUs were issued to the named executive officer shortly after they vested.
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
If Mr. Kelly’s employment is terminated by us without cause or he resigns for good reason, he will be entitled to severance of six months’ base pay and reimbursement of health insurance premiums paid in the six months following his employment termination. If his employment is terminated by us without cause, he will vest in 50% of any unvested portion of his restricted shares. If Mr. Kelly’s employment is terminated by reason of death or disability, he will vest in 50% of any unvested portion of his RSUs, restricted shares and dedicated performance fee rights that are subject to vesting. If Mr. Kelly’s employment is terminated without cause, or he resigns, he will be entitled to retain his dedicated performance fee rights that are subject to vesting to the extent then vested. We may terminate Mr. Kelly’s employment with or without cause, and we will provide 90 days’ notice (or payment in lieu of such period of notice) prior to a termination without cause. Mr. Kelly is required to give us 90 days’ notice prior to a resignation for any reason. He is required to protect the confidential information of Apollo both during and after employment. In addition, during employment and for 12 months after employment, Mr. Kelly is also obligated to refrain from soliciting our employees, interfering with our relationships with investors or other business relations, and competing with us in a business that manages or invests in assets substantially similar to those managed or invested in by Apollo or its affiliates.

We may terminate Mr. Zelter’s employment with or without cause, and we will provide 90 days’ notice (or payment in lieu of such period of notice) prior to a termination without cause. Mr. Zelter is required to provide 90 days’ notice prior to a resignation for any reason. Upon his termination of employment by reason of death or disability, Mr. Zelter will vest in 50% of his then unvested RSUs, restricted shares and dedicated performance fee rights that are subject to vesting. Upon his termination by the Company other than for cause, Mr. Zelter will vest in 50% of his then unvested restricted shares and RSUs he received in respect of certain performance fee entitlements. If Mr. Zelter’s employment is terminated without cause or he resigns, he will also be entitled to retain his dedicated performance fee rights that are subject to vesting to the extent then vested. During his employment and for 12 months thereafter, he is also obligated to refrain from soliciting our employees, interfering with our relationships with investors or other business relations, and competing with us in a business that manages or invests in assets substantially similar to those invested in or managed by Apollo or its affiliates.
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
We may terminate Mr. Civale’s employment with or without cause, and we will provide 90 days’ notice (or payment in lieu of such period of notice) prior to a termination without cause. Mr. Civale is required to provide 90 days’ notice prior to a resignation for any reason. Upon his termination of employment by reason of death or disability, Mr. Civale will vest in 50% of his then unvested RSUs, restricted shares and dedicated performance fee rights that are subject to vesting. Upon his termination by the Company other than for cause, Mr. Civale will vest in 50% of his then unvested restricted shares and RSUs he received in respect of certain performance fee entitlements. If Mr. Civale’s employment is terminated without cause, or he resigns, he will also be entitled to retain his dedicated performance fee rights that are subject to vesting to the extent then vested. During his employment and for 12 months thereafter, he is also obligated to refrain from soliciting our employees, interfering with our relationships with investors or other business relations, and competing with us in a business that manages or invests in assets substantially similar to those invested in or managed by Apollo or its affiliates. Under a grant of performance RSUs Mr. Civale received in 2018, if his employment is terminated by Apollo without cause prior to January 1, 2023, he will receive prorated vesting (based on the number of months worked in the year of termination) of the RSUs scheduled to vest on the next January 1 vesting date. Mr. Civale is required to protect the confidential information of Apollo both during and after employment. In addition, during employment and for 12 months after employment, he is obligated to refrain from soliciting our employees, interfering with our relationships with investors or other business relations, and competing with us in a business that manages or invests in assets substantially similar to those invested in or managed by Apollo or its affiliates.
The named executive officers’ obligations during and after employment were considered by the Managing Partners in determining appropriate post-employment payments and benefits for the named executive officers.
The following table lists the estimated amounts that would have been payable to each of our named executive officers in connection with a termination that occurred on the last day of our last completed fiscal year and the value of any additional equity that would vest upon such termination. When listing the potential payments to named executive officers under the plans and agreements described above, we have assumed that the applicable triggering event occurred on December 31, 2020 and that the price per share of our Class A shares was $48.98, which is equal to the closing price on such date. For purposes of this table, RSU values are based on the $48.98 closing price.

Name	Reason for Employment Termination	Estimated Value of Cash Payments ($)(1)	Estimated Value of Equity Acceleration ($)(2)
Leon Black	Cause	—	—
	Death, disability	—	—
Martin Kelly	Without cause	14,543	41,070
	By executive for good reason	14,543	—
	Death, disability	—	6,481,401
James Zelter	Without cause	—	221,708
	Death, disability	—	40,821,695
Scott Kleinman	Without cause	—	2,423,139
	Death, disability	—	14,329,050
Anthony Civale	Without cause	14,868	10,480,471
	Death, disability	—	18,657,902
(1)    This amount would have been payable to the named executive officer had his employment been terminated by the Company without cause (and other than by reason of death or disability) or for good reason on December 31, 2020.
(2)    This amount represents the additional equity vesting that the named executive officer would have received had his employment terminated in the circumstances described in the column, “Reason for Employment Termination,” on December 31, 2020, based on the closing price of a Class A share on such date. For this purpose, awards that are subject to performance vesting conditions have been treated as having attained such conditions. Please see our “Outstanding Equity Awards at Fiscal Year-End” table above for information regarding the named executive officer’s unvested equity as of December 31, 2020.
CEO to Median Employee Pay Ratio
SEC rules require companies to disclose the ratio of the total annual compensation of the principal executive officer (“PEO”) to the total annual compensation of the median employee (calculated excluding the PEO). Our PEO is Mr. Black and our ratio is as follows:
Mr. Black’s total annual compensation: $423,687
Median employee total annual compensation: $236,536
Ratio of PEO to median employee total annual compensation: 1.8:1
In determining the median employee, we prepared a list of all employees as of December 31, 2020. Consistent with applicable rules, we used reasonable estimates in the methodology used to identify the median employee. We determined the median employee by reviewing the base salary paid in 2020, the annual cash bonus paid in 2020 and the value of the equity awards received in 2020 by employees other than the PEO. After we determined the median employee, we calculated the median employee’s total annual compensation in the same manner in which we calculated the total annual compensation of the PEO. As noted above under “—Note on Distributions on Apollo Operating Group Units,” Mr. Black receives distributions on his AOG Units that are distributions on equity rather than compensation, and accordingly are not included here.
Director Compensation
We do not pay additional remuneration to Messrs. Black, Harris and Rowan, our employee directors, for their service on our board of directors. The 2020 compensation of Mr. Black is set forth above on the Summary Compensation Table. Messrs. Harris and Rowan are not named executive officers.
During 2020, each independent director received (1) a base annual director fee of $125,000, (2) an additional annual director fee of $25,000 if he or she was a member of the audit committee, (3) an additional annual director fee of $20,000 if he or she was a member of the conflicts committee, (4) an additional annual director fee of $25,000 (incremental to the fee described in (2)) if he or she served as the chairperson of the audit committee, and (5) an additional annual director fee of $20,000 (incremental to the fee described in (3)) if he or she served as the chairperson of the conflicts committee. In addition, independent directors were reimbursed for reasonable expenses incurred in attending board meetings.
Currently, upon initial election to the board of directors, an independent director receives a grant of RSUs with a value of $300,000 that vests in equal annual installments on June 30 of each of the first, second and third years following the year that the grant is made. Incumbent independent directors who have fully vested in their initial RSU award receive an annual RSU award with a value of $125,000 that vests on June 30 of the year following the year that the grant is made, and the directors listed on the below table received that award on August 3, 2020.

The following table provides the compensation for our independent directors during the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Michael Ducey	190,000	101,851	291,851
Robert Kraft	125,000	101,851	226,851
A. B. Krongard	178,876	101,851	280,727
Pauline Richards	152,586	101,851	254,437
(1)    Represents the aggregate grant date fair value of stock awards granted, as applicable, computed in accordance with FASB ASC Topic 718. See note 13 to our consolidated financial statements for further information concerning the assumptions made in valuing our RSU awards. The amounts shown do not reflect compensation actually received by the independent directors, but instead represent the aggregate grant date fair value of the awards. Unvested director RSUs are not entitled to dividends or dividend equivalents. As of December 31, 2020, each of our independent directors held 2,421 RSUs that were unvested and outstanding.
On February 17, 2021, following review of the Company’s independent director compensation and with a view to attract and retain qualified directors for our board of directors, the executive committee of our board of directors approved certain increases to the fees and awards paid, and other benefits granted, to independent directors.
Effective (a) for new directors, as of the effective date of their appointment to our board of directors, and (b) for incumbent directors, retroactively as of January 1, 2021, each independent director will receive (i) a base annual director fee of $150,000, (ii) an additional annual director fee of $100,000 for serving as our board of directors’ Lead Independent Director, (iii) an annual director fee of $25,000 for each committee of the board of directors (including any committees of the board of directors that may be formed in the future) for which he or she may be appointed as a member, and (iv) an additional annual director fee of $25,000 (incremental to the fee described in (iii) above) for each committee of the board of directors (including any committees of the board of directors that may be formed in the future) on which he or she serves as the Chairperson. We have also agreed to provide the Lead Independent Director with administrative assistance and office space as reasonably necessary to perform his or her duties as Lead Independent Director.
Furthermore, upon initial election to our board of directors, an independent director will receive a grant of RSUs with a value of $600,000 ($750,000 for the Lead Independent Director) that vests in equal annual installments on June 30 of each of the first, second and third years following the year that the grant is made. Incumbent independent directors who have fully vested in their initial RSU award will receive an annual RSU award with a value of $200,000 ($250,000 for the Lead Independent Director) that vests on June 30 of the year following the year that the grant is made.
ITEM  12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our Class A shares, the Class B share, the Class C share and AOG Units as of February 18, 2021 by (i) each person known to us to beneficially own more than 5% of the voting outstanding equity securities of Apollo Global Management, Inc. listed in the table below, (ii) each of our directors, (iii) each person who is a named executive officer for 2020 and (iv) all directors and executive officers as a group.
The number of Class A shares, Class B shares, Class C shares and AOG Units outstanding and the percentages of beneficial ownership are based on 231,966,014 Class A shares, 1 Class B share and 1 Class C share issued and outstanding, and 434,298,796 AOG Units outstanding, each as of February 18, 2021. As of February 18, 2021, AP Professional Holdings, L.P. held 173,178,263 AOG Units and Athene held 29,154,519 AOG Units.
The voting power calculations for General Stockholder Matters are based on 231,556,220 voting Class A shares issued and outstanding, the voting power of the Class B share, which had 202,332,782 votes, and the voting power of the Class C share, which had 2,090,073,796 votes, each as of February 18, 2021. As of February 18, 2021, the total voting power for General Stockholder Matters of the Class A shares, Class B share and Class C share was 9.2%, 8.0% and 82.8%, respectively. For certain matters, however, as required by the Delaware General Corporation Law and the rules of the New York Stock Exchange, as of February 18, 2021, the total voting power of the Class A shares was 53.4%, the total voting power of the Class B share was 46.6% and the Class C share does not vote.

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

	Class A Shares Beneficially Owned		AOG Units Beneficially Owned(1)		Class B Shares Beneficially Owned		Class C Shares Beneficially owned		Total Percentage of Voting Power of Class A and Class B Shares (3)	Total Percentage of Voting Power of Class A Shares, Class B Shares and Class C Shares(4)
	Number	Percent(2)	Number	Percent(2)	Number	Percent	Number	Percent
Directors and Executive Officers:
Leon Black(5)(6)	10,242,166	4.4%	80,000,000	18.4%	1	100%	1	100%	49.0%	91.2%
Joshua Harris(5)(6)	1,350,000	*	44,140,298	10.2%	1	100%	1	100%	46.9%	90.9%
Marc Rowan(5)(6)	3,318,853	1.4%	32,481,402	7.5%	1	100%	1	100%	47.4%	91.0%
Michael Ducey(7)	56,774	*	—	—	—	—	—	—	*	*
Robert Kraft(8)	352,120	*	—	—	—	—	—	—	*	*
Alvin Bernard Krongard (9)	311,235	*	—	—	—	—	—	—	*	*
Pauline Richards	58,992	*	—	—	—	—	—	—	*	*
Anthony Civale (10)	919,523	*	—	—	—	—	—	—	*	*
Martin Kelly	172,814	*	—	—	—	—	—	—	*	*
Scott Kleinman (11)	1,100,147	*	2,033,805	*	—	—	—	—	*	*
James Zelter (12)	1,417,003	*	2,013,170	*	—	—	—	—	*	*
All directors and executive officers as a group (twelve persons)(13)	19,968,509	8.6%	160,668,675	37.0%	1	100%	1	100%	51.2%	91.6%
BRH Holdings GP, Ltd. (6)	—	—	—	—	1	100%	—	—	46.6%	8.0%
AGM Management LLC (6)	—	—	—	—	—	—	1	100%	—	82.8%
AP Professional Holdings, L.P.(14)	—	—	173,178,263	39.9%	—	—	—	—	39.9%	6.9%
5% Stockholders:
Tiger Global Management, LLC(15)	33,913,500	14.6%	—	—	—	—	—	—	7.8%	1.3%
Capital World Investors(16)	11,921,674	5.1%	—	—	—	—	—	—	2.7%	*
The Vanguard Group(17)	17,621,428	7.6%	—	—	—	—	—	—	4.1%	*
*Represents less than 1%

(1)    Subject to certain requirements and restrictions, the AOG Units held by AP Professional Holdings, L.P. are exchangeable for our Class A shares on a one-for-one basis. See “Item 13. Certain Relationships and Related Transactions, and Director Independence — Amended and Restated Exchange Agreement” of our 2020 Annual Report. Beneficial ownership of AOG Units reflected in this table has not been also reflected as beneficial ownership of the Class A shares for which such AOG Unit may be exchanged. AOG Units held by Athene are non-voting equity interests of the Apollo Operating Group and are not exchangeable for Class A shares.
(2)    The percentage of beneficial ownership of the Company’s Class A shares is based on a total of 231,966,014 Class A shares issued and outstanding as of February 18, 2021, plus, if applicable, Class A shares to be delivered to the respective holder within 60 days of February 18, 2021 (as calculated in accordance with Rule 13d-3(d)(1) of the Exchange Act). The percentage of beneficial ownership of AOG Units is based on a total of 434,298,796 AOG Units outstanding as of February 18, 2021.
(3)    The voting power presented in this column relates to the voting power of the Class A shares and Class B share with respect to the matters required by the Delaware General Corporation Law and the rules of the New York Stock Exchange for which the Class A shares and the Class B share vote together as a single class. The Class C share does not vote on such matters. For such matters, as of February 18, 2021, the total voting power of the Class A shares was 53.4% and the total voting power of the Class B share was 46.6%. The total percentage of voting power is based on 231,556,220 voting Class A shares outstanding, the Class A shares to be delivered to the respective holder within 60 days of February 18, 2021, as applicable, and the voting power of the Class B share, which had 202,332,782 votes, each as of February 18, 2021. The voting power calculations do not include 409,794 Class A shares held by

California Public Employees’ Retirement System (the “Strategic Investor”) based on a Form 13F for the year ended December 31, 2020, filed with the SEC on February 2, 2021 by the Strategic Investor. Class A shares held by the Strategic Investor do not have voting rights. This column assumes the exchange of AOG Units held by AP Professional Holdings, L.P. into Class A shares and the number of Class A shares to be delivered to the respective holder within 60 days of February 18, 2021. This column does not assume the exchange of AOG Units into Class A shares with respect to AOG Units held by Athene, as such AOG Units are not exchangeable for Class A shares.
(4)    The voting power presented in this column relates to the voting power of Class A shares, Class B share and Class C share with respect to General Stockholder Matters specified in the Certificate of Incorporation. The total percentage of voting power is based on 231,556,220 voting Class A shares outstanding, the Class A shares to be delivered to the respective holder within 60 days of February 18, 2021, as applicable, the voting power of the Class B share, which had 202,332,782 votes, and the voting power of the Class C share, which had 2,090,073,796 votes, each as of February 18, 2021. The voting power calculations do not include 409,794 Class A shares held by the Strategic Investor, which do not have voting rights. This column assumes the exchange of AOG Units held by AP Professional Holdings, L.P. into Class A shares and the number of Class A shares to be delivered to the respective holder within 60 days of February 18, 2021. This column does not assume the exchange of AOG Units into Class A shares with respect to AOG Units held by Athene, as such AOG Units are not exchangeable for Class A shares.
(5)    The number of Class A shares presented are indirectly held by estate planning vehicles for which voting and investment control are exercised by this individual. The number of AOG Units presented are indirectly held by estate planning vehicles, for which this individual disclaims beneficial ownership except to the extent of his pecuniary interest therein. All AOG Units presented are directly held by AP Professional Holdings, L.P. Each of Messrs. Black, Rowan and Harris indirectly beneficially own limited partnership interests in BRH Holdings, L.P., which holds approximately 90.4% of the limited partnership interests in AP Professional Holdings, L.P. The number of AOG Units presented do not include any AOG Units owned by AP Professional Holdings, L.P. with respect to which each of Messrs. Black, Rowan or Harris, as one of the three owners of all of the interests in BRH Holdings GP, Ltd., the general partner of AP Professional Holdings, L.P., or as a party to the Agreement Among Principals or the Shareholders Agreement may be deemed to have shared voting or dispositive power. Each of these individuals disclaims any beneficial ownership of these units, except to the extent of his pecuniary interest therein.
(6)    BRH Holdings GP, Ltd. (“BRH”), the holder of the Class B share, is one third owned by Mr. Black, one third owned by Mr. Harris and one third owned by Mr. Rowan. Pursuant to the Agreement Among Principals, the Class B share is to be voted and disposed of by BRH based on the determination of at least two of Leon Black, Joshua Harris and Marc Rowan; as such, they share voting and dispositive power with respect to the Class B share. BRH is the sole member of AGM Management, LLC, the holder of the Class C share.
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
(9)    Includes 250,000 Class A shares held by a trust for the benefit of Mr. Krongard’s children, for which Mr. Krongard’s children are the trustees. Mr. Krongard disclaims beneficial ownership with respect to such shares, except to the extent of his pecuniary interest therein.
(10)    Includes 403,145 Class A shares indirectly beneficially owned by Mr. Civale and held by The Anthony M. Civale February 2021 Annuity Trust, of which Mr. Civale is trustee.
(11)    Includes 1,090,756 Class A shares directly held by Mr. Kleinman and includes 9,391 Class A shares held by an entity over which Mr. Kleinman exercises voting and investment control. The number of AOG Units presented for Mr. Kleinman are indirectly held by estate planning vehicles over which Mr. Kleinman may be deemed to exercise voting and investment control. All AOG Units presented are directly held by AP Professional Holdings, L.P. Mr. Kleinman disclaims any beneficial ownership of these units and Class A shares indirectly held, except to the extent of his pecuniary interest therein.
(12)    Includes 414,967 Class A shares held by Zelter APO Series LLC, a vehicle over which Mr. Zelter exercises voting and investment control, and 54,774 Class A shares held by Zelter APO Series LLC, 3/31/14 Series, a vehicle over which Mr. Zelter exercises voting and investment control.
(13)    Refers to shares and AOG Units beneficially owned by the individuals who were directors and executive officers as of February 18, 2021. All AOG Units presented are directly held by AP Professional Holdings, L.P., in which certain directors and executive officers beneficially own limited partnership interests.
(14)    Assumes that no AOG Units are distributed to the limited partners of AP Professional Holdings, L.P. The general partner of AP Professional Holdings, L.P. is BRH, which is one third owned by Mr. Black, one third owned by Mr. Harris and one third owned by Mr. Rowan. BRH is also the general partner of BRH Holdings, L.P., the limited partnership through which Messrs. Black, Harris and Rowan indirectly beneficially own (through estate planning vehicles) their limited partner interests in AP Professional Holdings, L.P. These individuals disclaim any beneficial ownership of these AOG Units, except to the extent of their pecuniary interest therein. BRH is the sole member of AGM Management, LLC.
(15)    Based on a Schedule 13G filed with the SEC on February 16, 2021, by Tiger Global Management, LLC. The address of Tiger Global Management, LLC is 9 West 57th Street, 35th Floor, New York, New York. Pursuant to an irrevocable proxy, all voting rights attaching to the shares held by Tiger Global Management, LLC are exercisable by AGM Management, LLC.
(16)    Based on a Schedule 13G filed with the SEC on February 16, 2021, by Capital World Investors, a division of Capital Research and Management Company. The address of Capital World Investors is 333 South Hope Street, Los Angeles, California.
(17)    Based on a Schedule 13G filed with the SEC on February 10, 2021, by The Vanguard Group. The address of The Vanguard Group is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

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

The Managing Partners’ respective Pecuniary Interests in certain funds, or the “Heritage Funds,” within the Apollo Operating Group are held in accordance with the historic ownership arrangements among the Managing Partners, and the Managing Partners continue to share the operating income in such Heritage Funds in accordance with their historic ownership arrangement with respect to such Heritage Funds.

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
Amended and Restated Exchange Agreement
On July 29, 2020, we entered into the Seventh Amended and Restated Exchange Agreement (the “exchange agreement”) with the Apollo Principal Entities defined therein and the Apollo Principal Holders defined therein. The exchange agreement provides holders of AOG units, which include the Managing Partners and the Contributing Partners, the ability to exchange their AOG units for our Class A shares upon shorter notice periods in connection with sales of Class A shares and the ability to establish a trading plan pursuant to Rule 10b5-1(c) of the Securities Exchange Act of 1934 (a “10b5-1 Plan”) using AOG units. Each exchange of AOG units is a taxable event for the exchanging holder. The exchange process under the exchange agreement enables the taxable event and the liquidity event for a holder to occur contemporaneous.
With respect to exchanges not administered pursuant to a 10b5-1 Plan, prior to the opening of our trading window, an exchanging holder will deliver to us a non-binding notice of intent, which shall specify the maximum number of AOG units that the holder intends to exchange. The notice of intent will be delivered: (i) for an exchange of more than 1 million AOG units, 30 days before the opening of the trading window, and (ii) for an exchange of 1 million AOG units or less, 10 days before the opening of the trading window. In addition, (x) a holder may provide an updated or revised notice of intent with respect to any trading window if (a) there has been a good faith change of intent, (b) the trading window does not open as scheduled, or (c) during the trading window the closing trading price of Class A shares on any date is at least 10% higher than the closing trading price per share on the day prior to the applicable date of the notice of intent, and (y) a holder that did not provide a notice of intent before the opening of the trading window may provide a notice of intent during such trading window, provided that, such holder shall not be entitled to do an exchange until at least 5 days after delivery of such notice of intent. If an exchanging holder decides to consummate a sale of Class A shares, the exchanging holder will deliver to us a notice of exchange specifying the number of AOG units that shall be exchanged (which corresponds to the number of Class A shares that shall be sold) and we will deliver Class A shares to the exchanging holder’s broker within one business day. In addition to the forgoing exchange process, a holder also has the option to deliver a notice of exchange to us at least 10 days prior to the opening of the trading window specifying the number of AOG units to be exchanged on the first business day of the trading window and such notice can be revoked, in whole but not in part, on or before the business day immediately preceding the applicable exchange date.
With respect to exchanges administered pursuant to 10b5-1 Plans, prior to the opening of our trading window, an exchanging holder who chooses to place AOG units into one or more 10b5-1 Plans will deliver to us a non-binding notice of intent, which shall specify the maximum number of AOG units that the holder intends to place into 10b5-1 Plans. The notice of intent will be delivered: (i) for a 10b5-1 Plan covering more than 1 million AOG units, 30 days before the opening of the trading window, and (ii) for a 10b5-1 Plan covering 1 million AOG units or less, 10 days before the opening of the trading window. In addition, (x) a holder may provide an updated or revised notice of intent with respect to any trading window if (a) there has been a good faith change of intent, (b) the trading window does not open as scheduled, or (c) during the trading window the closing trading price of Class A shares on any date is at least 10% higher than the closing trading price per share on the day prior to the applicable date of the notice of intent, and (y) a holder that did not provide a notice of intent before the opening of the trading window may provide a notice of intent during such trading window. When Class A shares are sold pursuant to an applicable 10b5-1 Plan, the exchanging holder will cause the broker to deliver to us a notice of exchange specifying the number of AOG units that shall be exchanged (which corresponds to the number of Class A shares that shall be sold) and we will deliver Class A shares to the broker within one business day.
The exchange agreement provides that the process for exchanges would revert to the quarterly exchange process provided under the Sixth Amended and Restated Exchange Agreement, dated September 5, 2019, if our board of directors determines, based on advice of nationally recognized tax counsel or a “Big Four” accounting firm, that there is a material risk that (i) the Apollo Principal Entities will be treated as having more than 100 partners within the meaning of Section 1.7704-1(h)(1)(ii) of the U.S. Treasury Regulations promulgated under the Internal Revenue Code of 1986, as amended (the “Treasury Regulations”) (taking into account the provisions of Section 1.7704-1(h)(3) of the Treasury Regulations), or (ii) a change in, or formal interpretation of, law or publication of administrative guidance will cause the “private placement” exception of Section 1.7704-1(h) of the Treasury Regulations not to apply to the Apollo Principal Entities.
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
The IRS could challenge our claim to any increase in the tax basis of the assets owned by the Apollo Operating Group that results from the exchanges entered into by the Managing Partners or Contributing Partners. The IRS could also challenge any additional tax depreciation and amortization deductions or other tax benefits we claim as a result of such increase in the tax basis of such assets. If the IRS were to successfully challenge a tax basis increase or tax benefits we previously claimed from a tax basis increase, our Managing Partners and Contributing Partners would not be obligated under the tax receivable agreement to reimburse us for any payments previously made to us (although future payments would be adjusted to reflect the result of such challenge). As a result, in certain circumstances, payments could be made to our Managing Partners and Contributing Partners under the tax receivable agreement in excess of 85% of our actual cash tax savings. In general, estimating the amount of payments that may be made to our Managing Partners and Contributing Partners under the tax receivable agreement is by its nature, imprecise, in the absence of an actual transaction, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis and the amount and timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including:
•the timing of the transactions-for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable or amortizable assets of the Apollo Operating Group entities at the time of the transaction;
•the price of our Class A shares at the time of the transaction-the increase in any tax deductions, as well as tax basis increase in other assets, of the Apollo Operating Group entities, is directly proportional to the price of the Class A shares at the time of the transaction; and
•the amount and timing of our income - we will be required to pay 85% of the tax savings as and when realized, if any. If we do not have taxable income, we are not required to make payments under the tax receivable agreement for that taxable year because no tax savings were actually realized.
For the year ended December 31, 2020, we made payments totaling $43,211,376 million to our Managing Partners and executive officers (or to their estate planning vehicles) pursuant to the tax receivable agreement, related to tax benefits treated as realized thereunder by APO Corp. in 2019. Those payments included the following amounts: $13,814,593 for Mr. Black, $13,845,056 for Mr. Harris, $14,813,286 for Mr. Rowan, $504,788 for Mr. Kleinman, and $233,655 for Mr. Zelter. In connection with these payments, the Company made a pro rata distribution to APO Corp. and the Non-Controlling Interest Holders in the Apollo Operating Group, which resulted in Messrs. Black, Harris, Rowan, Kleinman, and Zelter (or their estate planning vehicles) ultimately receiving the following additional amounts: $16,848,830, $9,652,830, $6,840,920, $428,340, and $423,994, respectively.
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
Firm Use of Private Aircraft
In the normal course of business, our personnel have made use of aircraft owned as personal assets by entities controlled by Messrs. Black, Rowan and Harris. Messrs. Black, Rowan and Harris paid for their respective purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payments by us for the business use of these aircraft by Messrs. Black, Rowan and Harris and other of our personnel are determined based on a specified hourly rate. In 2020, we made payments of $766,446, $536,915 and $723,200 for the use of such aircraft owned by entities controlled by Messrs. Black, Rowan and Harris, respectively.
Apollo Management Holdings, L.P. (“AMH") leases an aircraft from time to time for business use from Bank of Utah, not in its individual capacity but solely as owner trustee ("BOU"), of an aircraft beneficially owned by MarCar 5000 LLC ("MarCar"), a company beneficially owned by Marc Rowan. For its flights under the lease, AMH pays rent to BOU and pays the costs to hire flight crew and operate the aircraft. The agreements were approved by the Conflicts Committee of the Board based on the Company's interest in ensuring the safety and security of Mr. Rowan for his business flights for the Company. AMH also receives a waiver of liability claims from Mr. Rowan, MarCar and BOU. During the 2020 fiscal year, AMH paid rent of $177,960 under the lease, and paid additional costs of $109,002 for flight crew, fuel and operational expenses for its business use of the aircraft.
Investments in Apollo Funds
Our directors and executive officers are generally permitted to invest their own capital (or capital of estate planning vehicles controlled by them or their immediate family members) directly in our funds and affiliated entities. In general, such investments are not subject to management fees, and in certain instances, may not be subject to performance fees. The opportunity to invest in our funds in this manner is available to all of the senior Apollo professionals and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. From our inception through December 31, 2020, our professionals have committed or invested approximately $2,085,725,137 billion of their own capital to our funds.
The amount invested in our investment funds by our directors and executive officers (and estate planning vehicles controlled by them or their immediate family members) during 2020 was $154,331, $24,938,920, $28,715,073, $3,376,713, $11,631,530, $512,631, $1,732,338, $3,788,432, $266,019, $3,920,818 and $44,774 for Messrs. Black, Harris, Rowan, Kleinman, Zelter, Kelly, Suydam, Civale, Ducey, Kraft, and Richards, respectively. The amount of distributions on their fund investments, including profits and return of capital to our directors and executive officers (and in some cases, certain estate planning vehicles controlled by them or their immediate family members) during 2020 was $2,536,015, $7,348,345, $20,254,985, $4,213,666, $5,652,451, $263,337, $1,397,825, $1,731,129, $209,317, $1,773,314 and $15,569 for Messrs. Black, Harris, Rowan, Kleinman, Zelter, Kelly, Suydam, Civale, Ducey, Kraft, and Richards, respectively.
Sub-Advisory Arrangements and Strategic Investment Accounts
From time to time, we have entered into sub-advisory arrangements with, or established strategic investment accounts for, certain of our directors and executive officers or vehicles they manage. Such arrangements have been approved in advance in accordance with our policy regarding transactions with related persons. In addition, such sub-advisory arrangements or strategic investment accounts have been entered into with, or advised by, an Apollo entity serving as investment advisor registered under the Investment Advisers Act, and any fee arrangements, if applicable, have been on an arms-length basis. The amount of such fees paid by our directors and executive officers or vehicles they manage to the Company during 2020 was $459,029 for Mr. Harris and $43,615 for Mr. Rowan.
Irrevocable Proxy with Tiger Global Management
The Class A shares beneficially owned (the “Subject Shares”) by advisory clients of Tiger Global Management, LLC and/or its related persons’ proprietary accounts (“Tiger”), as disclosed in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, are subject to an irrevocable proxy pursuant to which AGM

Management, LLC, our Class C Stockholder (the “Class C Stockholder”), has the right to vote all of such Subject Shares at any meeting of our stockholders and in connection with any written consent of our stockholders as determined in the sole discretion of our Class C Stockholder. Upon the sale by Tiger of the Subject Shares to a person or entity that is not an affiliate of Tiger, such portion of Subject Shares that are sold will be released from the proxy. The proxy terminates on the earlier of (x) December 31, 2022 and (y) the first date Tiger does not own more than 10% of our outstanding Class A shares.
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
Director Independence
For so long as the Apollo control condition is satisfied (as described in “Item 10. Directors, Executive Officers and Corporate Governance—Management of the Company”), we are considered a “controlled company” as defined in the listing standards of the NYSE and we are exempt from the NYSE rules that require that:
•our board of directors be comprised of a majority of independent directors;
•we establish a compensation committee composed solely of independent directors; and
•we establish a nominating and corporate governance committee composed solely of independent directors.
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
See Item 10. "Directors, Executive Officers and Corporate Governance—Independence and Composition of Our Board of Directors" for additional information on director independence.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities").

	For the Year Ended December 31, 2020
	AGM, Inc.	AGM Funds (1)	Total
	(in thousands)
Audit fees (2)	$6,881	$21,300	$28,181
Audit-related fees (3)	824	1,680	2,504
Tax fees
Tax compliance fees	6,690	33,822	40,512
Tax advisory fees	2,104	2,618	4,722
Total tax fees	8,794	36,440	45,234
Total fees	$16,499	$59,420	$75,919

	For the Year Ended December 31, 2019
	AGM, Inc.	AGM Funds (1)	Total
	(in thousands)
Audit fees (2)	$7,801	$18,542	$26,343
Audit-related fees (3)	716	1,268	1,984
Tax fees
Tax compliance fees	7,020	29,945	36,965
Tax advisory fees	2,206	2,300	4,506
Total tax fees	9,226	32,245	41,471
Total fees	$17,743	$52,055	$69,798
(1)Audit and Tax fees for Apollo fund entities consisted of services to investment funds managed by Apollo in its capacity as the general partner and/or manager of such entities.
(2)Audit fees consisted of fees for (a) the audits of our consolidated financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (b) reviews of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q.
(3)Audit-related fees consisted of comfort letters, consents and other services related to SEC and other regulatory filings.
Our audit committee charter requires the audit committee of our board of directors to approve in advance all audit and non-audit related services to be provided by our independent registered public accounting firm. All services reported in the Audit, Audit-related and Tax categories above were approved by the committee.

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

4.19
Form of 4.950% Fixed-Rate Resettable Subordinated Note due 2050 (included in Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 17, 2019 (File No. 001-35107), which is incorporated by reference).

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

*4.22	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

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

10.14
Amendment to Amended and Restated Shareholders Agreement, dated as of July 29, 2020, by and among Apollo Global Management, Inc., AP Professional Holdings, L.P., BRH Holdings, L.P., Black Family Partners, L.P., MJH Partners, L.P., MJR Foundation LLC, Leon D. Black, Marc J. Rowan and Joshua J. Harris (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended June 30, 2020 (File No. 001-35107)).

10.15
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

10.16
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

10.18
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

+10.23
Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.24
Agreement Among Principals, dated as of July 13, 2007, by and among Leon D. Black, Marc J. Rowan, Joshua J. Harris, Black Family Partners, L.P., MJR Foundation LLC, AP Professional Holdings, L.P. and BRH Holdings, L.P. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.25
Amendment to Agreement Among Principals, dated as of July 29, 2020, by and among Leon D. Black, Marc J. Rowan, Joshua J. Harris, Black Family Partners, L.P., MJH Partners, L.P., MJR Foundation LLC, AP Professional Holdings, L.P. and BRH Holdings, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the period ended June 30, 2020 (File No. 001-35107)).

+10.26	Employment Agreement with Leon D. Black dated January 4, 2017 (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the period ended December 31, 2016 (File No. 001-35107)).

+10.27	Employment Agreement with Marc J. Rowan dated January 4, 2017 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the period ended December 31, 2016 (File No. 001-35107)).

+10.28	Employment Agreement with Joshua J. Harris dated January 4, 2017 (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K for the period ended December 31, 2016 (File No. 001-35107)).

10.29
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

10.35
Third Amended and Restated Limited Liability Company Agreement of Apollo Principal Holdings XI, LLC dated as of March 19, 2018 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107)).

10.36
Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings XII, L.P. dated as of March 19, 2018 (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107)).

10.37
Fourth Amended and Restated Limited Partnership Agreement of Apollo Management Holdings, L.P. dated as of October 30, 2012 (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-Q for the period ended March 31, 2013 (File No. 001-35107)).

10.38
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

10.39	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

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

+10.43
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for new independent directors) (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

Exhibit Number	Exhibit Description

+10.44
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

+10.46
Form of Share Award Grant Notice and Share Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Retired Partners) (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.47	Apollo Management Companies AAA Unit Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.48
Non-Qualified Share Option Agreement pursuant to the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan with Marc Spilker dated December 2, 2010 (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

10.49	Amended Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the period ended March 31, 2014 (File No. 001-35107))

10.50	Form of Amendment to Independent Director Engagement Letter (incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-Q for the period ended September 30, 2018 (File No. 001-35107)).

10.51	Form of Amendment to Independent Director Engagement Letter (incorporated by reference to Exhibit 10.49 to the Registrant’s Form 10-K for the period ended December 31, 2019 (File No. 001-35107)).

+10.52	Employment Agreement with Martin Kelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

+10.53	Employment Agreement with John Suydam, dated July 19, 2017 (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the period ended September 30, 2017 (File No. 001-35107))

+10.54	Letter Agreement with John Suydam, dated November 7, 2018 (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-K for the period ended December 31, 2018 (File No. 001-35107)).

+10.55
Amendment to the Employment Agreement of John Suydam originally effective July 19, 2017, dated as of December 20, 2019 (incorporated by reference to Exhibit 10.53 to the Registrant’s Form 10-K for the period ended December 31, 2019 (File No. 001-35107)).

+10.56	Letter Agreement with Scott Kleinman, dated November 12, 2017 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-K for the period ended December 31, 2018 (File No. 001-35107)).

Exhibit Number	Exhibit Description

+10.57
Letter Agreement with Scott Kleinman, dated July 3, 2018 and effective as of January 1, 2018 (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the period ended December 31, 2018 (File No. 001-35107)).

+10.58	Roll-Up Agreement with Scott Kleinman, dated as of July 13, 2007 (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-K for the period ended December 31, 2018 (File No. 001-35107)).

+10.59
Amendment to Roll-Up Agreement with Scott Kleinman, dated July 29, 2020 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the period ended June 30, 2020 (File No. 001-35107)).

+10.60
Amended and Restated Employment Agreement with James Zelter dated June 20, 2014 (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.61
Employment Agreement Amendment with James C. Zelter, dated November 12, 2017 (incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-K for the period ended December 31, 2018 (File No. 001-35107)).

+10.62	Roll-Up Agreement with James Zelter, dated as of July 13, 2007 (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.63	Amendment to Roll-Up Agreement with James Zelter, dated July 29, 2020 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the period ended June 30, 2020 (File No. 001-35107)).

+10.64
Employment Agreement with Anthony Civale, dated as of February 20, 2020 (incorporated by reference to Exhibit 10.60 to the Registrant’s Form 10-K for the period ended December 31, 2019 (File No. 001-35107)).

+10.65
Fourth Amended and Restated Exempted Limited Partnership Agreement of AMH Holdings (Cayman), L.P., dated March 19, 2018 (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107).

+10.66
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

+10.70
Third Amended and Restated Limited Partnership Agreement of Apollo Credit Liquidity Advisors, L.P., dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.71
Second Amended and Restated Limited Partnership Agreement of Apollo Credit Liquidity CM Executive Carry, L.P., dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.72
Second Amended and Restated Limited Partnership Agreement Apollo Credit Opportunity CM Executive Carry I, L.P. dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.47 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.73
Second Amended and Restated Limited Partnership Agreement of Apollo Credit Opportunity CM Executive Carry II, L.P. dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.74
Second Amended and Restated Exempted Limited Partnership Agreement of AGM Incentive Pool, L.P., dated June 29, 2012 (incorporated by reference to Exhibit 10.49 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.75
Form of Letter Agreement under the Amended and Restated Limited Partnership Agreement of Apollo Advisors VIII, L.P. effective as of January 1, 2014 (incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.76
Form of Award Letter under the Amended and Restated Limited Partnership Agreement of Apollo Advisors VIII, L.P. effective as of January 1, 2014 (incorporated by reference to Exhibit 10.57 to the Registrant’s Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.77
Amended and Restated Limited Partnership Agreement of Apollo EPF Advisors, L.P., dated as of February 3, 2011 (incorporated by reference to Exhibit 10.52 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

+10.78
First Amended and Restated Exempted Limited Partnership Agreement of Apollo EPF Advisors II, L.P. dated as of April 9, 2012 (incorporated by reference to Exhibit 10.53 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

+10.79
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

+10.82
Form of Award Letter under Second Amended and Restated Agreement of Limited Partnership of Apollo Credit Opportunity Advisors III (APO FC), L.P. (incorporated by reference to Exhibit 10.57 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

+10.83
Amended and Restated Agreement of Limited Partnership of Apollo Global Carry Pool Aggregator, L.P., dated May 4, 2017 and effective as of July 1, 2016 (incorporated by reference to Exhibit 10.61 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

+10.84
Form of Award Agreement for Apollo Global Carry Pool Aggregator, L.P. (incorporated by reference to Exhibit 10.62 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107))

+10.85
Form of Letter Agreement under the Amended and Restated Limited Partnership Agreement of Apollo ANRP Advisors II, L.P. dated March 2, 2017 and effective as of August 21, 2015 (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 10-Q for the period ended June 30, 2017 (File No. 001-35107)).

+10.86
Form of Award Letter under the Amended and Restated Limited Partnership Agreement of Apollo ANRP Advisors II, L.P. dated March 2, 2017 and effective as of August 21, 2015 (incorporated by reference to Exhibit 10.64 to the Registrant’s Form 10-Q for the period ended June 30, 2017 (File No. 001-35107)).

+10.87
Amended and Restated Agreement of Exempted Limited Partnership of Apollo Global Carry Pool Aggregator II, L.P., dated June 26, 2018 (incorporated by reference to Exhibit 10.68 to the Registrant’s Form 10-Q for the period ended September 30, 2018 (File No. 001-35107)).

+10.88
Form of Award Agreement for Apollo Global Carry Pool Aggregator II, L.P. (incorporated by reference to Exhibit 10.69 to the Registrant’s Form 10-Q for the period ended September 30, 2018 (File No. 001-35107)).

+10.89
Fourth Amended and Restated Exempted Limited Partnership Agreement of Apollo Advisors IX, L.P., dated August 8, 2018 and effective as of June 29, 2018 (incorporated by reference to Exhibit 10.70 to the Registrant’s Form 10-Q for the period ended September 30, 2018 (File No. 001-35107)).

+10.90	Form of Award Letter for Apollo Advisors IX, L.P. (incorporated by reference to Exhibit 10.71 to the Registrant’s Form 10-Q for the period ended September 30, 2018 (File No. 001-35107)).

+10.91	Amended and Restated Limited Partnership Agreement of Apollo Special Situations Advisors, L.P., dated as of February 15, 2017 and effective as of March 18, 2016.

+10.92	First Amended and Restated Agreement of Exempted Limited Partnership of Financial Credit Investment Advisors I, L.P., dated as of March 13, 2013 and effective as of January 7, 2011.

+10.93	Amended and Restated Agreement of Exempted Limited Partnership of Financial Credit Investment Advisors II, L.P., dated as of June 12, 2014 and effective as of January 1, 2014.

+10.94	Amended and Restated Limited Partnership Agreement of AAA Life Re Carry, L.P., dated as of October 15, 2009.

Exhibit Number	Exhibit Description

10.95
Transaction Agreement, dated as of October 27, 2019, by and among Athene Holding Ltd., Apollo Global Management, Inc. and the Apollo Operating Group (incorporated by reference to Exhibit 10.97 to the Registrant’s Form 10-K for the period ended December 31, 2019 (File No. 001-35107)).

10.96
Voting Agreement, dated as of October 27, 2019, by and among Apollo Management Holdings, L.P. and the Other Shareholders (incorporated by reference to Exhibit 10.98 to the Registrant’s Form 10-K for the period ended December 31, 2019 (File No. 001-35107)).

10.97
Liquidity Agreement, dated as of February 28, 2020, between Apollo Global Management, Inc. and Athene Holding Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 2, 2020 (File No. 001-35107)).

*10.98
Credit Agreement, dated as of November 23, 2020, by and among Apollo Management Holdings, L.P., as the Revolving Facility Borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time, the issuing banks party thereto from time to time and Citibank, N.A. as administrative agent.

+10.99
Amended and Restated Agreement of Exempted Limited Partnership of Apollo Global Carry Pool Aggregator III, L.P., dated June 29, 2020 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the period ended June 30, 2020 (File No. 001-35107)).

+10.100
Form of Award Agreement for Apollo Global Carry Pool Aggregator III, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the period ended June 30, 2020 (File No. 001-35107)).

*+10.101	Amended and Restated Exempted Limited Partnership Agreement of Apollo EPF Advisors III, L.P., dated December 16, 2017 and effective as of November 30, 2016.

*+10.102	Form of Award Agreement for Apollo EPF Advisors III, L.P.

*+10.103	Amended and Restated Exempted Limited Partnership Agreement of Financial Credit Investment Advisors III, L.P., dated March 1, 2019 and effective as of June 17, 2016.

*+ 10.104	Form of Award Agreement for Financial Credit Investment Advisors III, L.P.

*+10.105	Amended and Restated Exempted Limited Partnership Agreement of Apollo Infra Equity Advisors (IH UT), L.P., dated as of February 25, 2020 and effective as of January 1, 2020.

*+10.106	Amended and Restated Exempted Limited Partnership Agreement of Apollo Infra Equity Advisors (APO DC UT), L.P., dated as of February 25, 2020 and effective as of January 1, 2020.

*+10.107	Form of Award Agreement for Apollo Infra Equity Advisors (APO DC UT), L.P. and Apollo Infra Equity Advisors (IH UT), L.P

*+10.108	Amended and Restated Agreement of Exempted Limited Partnership of Apollo Hybrid Value Advisors, L.P., dated as of February 1, 2019 and effective as of May 7, 2018.

*+10.109	Form of Award Agreement for Apollo Hybrid Value Advisors, L.P.

Exhibit Number	Exhibit Description

*21.1	Subsidiaries of Apollo Global Management, Inc.

*23.1	Consent of Deloitte & Touche LLP.

*23.2	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1
Audited Financial Statements of Athene Holding Ltd. as of and for the year Ended December 31, 2020 (included in the Annual Report on Form 10-K of Athene Holding, Ltd. for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission on February 19, 2021).

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

Apollo Global Management, Inc.
(Registrant)

Date: February 19, 2021	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer and Co-Chief Operating Officer (principal financial officer and authorized signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Leon Black	Chairman and Chief Executive Officer and Director	February 19, 2021
Leon Black	(principal executive officer)

/s/ Martin Kelly	Chief Financial Officer and Co-Chief Operating Officer	February 19, 2021
Martin Kelly	(principal financial officer and principal accounting officer)

/s/ Joshua Harris	Senior Managing Director and Director	February 19, 2021
Joshua Harris

/s/ Marc Rowan	Senior Managing Director and Director	February 19, 2021
Marc Rowan

/s/ Michael Ducey	Director	February 19, 2021
Michael Ducey

	Director	February 19, 2021
Robert Kraft

/s/ AB Krongard	Director	February 19, 2021
AB Krongard

/s/ Pauline Richards	Director	February 19, 2021
Pauline Richards