Form 10-Q
period 2021-03-31
Apollo Global Management, Inc.
filed 2021-05-10
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021 OR

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
Securities registered pursuant to Section 12(g) of the Act: None

As of May 5, 2021 there were 232,319,372 shares of Class A common stock, 1 share of Class B common stock and 1 share of Class C common stock of the Registrant outstanding.
As of May 5, 2021, on a fully exchanged and diluted basis, there were 434,321,384 shares of Class A common stock of the Registrant outstanding, which includes 172,847,493 Apollo Operating Group Units held by AP Professional Holdings, L.P. and 29,154,519 Apollo Operating Group Units held by Athene Holding Ltd.

Forward-Looking Statements
This quarterly report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this quarterly report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to our dependence on certain key personnel, our ability to raise new credit, private equity, or real assets funds, the outbreak of the novel coronavirus disease 2019 (“COVID-19”), market conditions generally, our ability to manage our growth, fund performance, changes in our regulatory environment and tax status, the variability of our revenues, net income and cash flow, our use of leverage to finance our businesses and investments by our funds, litigation risks and consummation of the merger of Apollo with Athene Holding, potential corporate governance changes and related transactions which are subject to regulatory, corporate and stockholder approvals, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on February 19, 2021 (the “2020 Annual Report”) and in this report; as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.
Terms Used in This Report
In this quarterly report, references to “Apollo,” “we,” “us,” “our” and the “Company” refer collectively to AGM Inc. and its subsidiaries, including the Apollo Operating Group and all of its subsidiaries, or as the context may otherwise require; "Class A shares" refers to the Class A common stock, $0.00001 par value per share, of AGM Inc.; “Class B share” refers to the Class B common stock, $0.00001 par value per share, of AGM Inc.; "Class C share" refers to the Class C common stock, $0.00001 par value per share, of AGM Inc.; “Series A Preferred shares” refers to the 6.375% Series A preferred stock of AGM Inc.; “Series B Preferred shares” refers to the 6.375% Series B preferred stock of AGM Inc.; and “Preferred shares” refers to the Series A Preferred shares and the Series B Preferred shares, collectively;
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
“Apollo Group” means (i) the Class C Stockholder and its affiliates, including their respective general partners, members and limited partners, (ii) Holdings and its affiliates, including their respective general partners, members and limited partners, (iii) with respect to each Managing Partner, such Managing Partner and such Managing Partner’s group (as defined in Section 13(d) of the Exchange Act), (iv) any former or current investment professional of or other employee of an Apollo employer (as defined below) or the Apollo Operating Group (or such other entity controlled by a member of the Apollo Operating Group) and any member of such person’s group, (v) any former or current executive officer of an Apollo employer or the Apollo Operating Group (or such other entity controlled by a member of the Apollo Operating Group) and any member of such person’s group; and (vi) any former or current director of an Apollo employer or the Apollo Operating Group (or such other entity controlled by a member of the Apollo Operating Group) and any member of such person’s group. With respect to any person, Apollo employer means AGM Inc. or such successor thereto or such other entity controlled by AGM Inc. or its successor as may be such person’s employer at such time, but does not include any portfolio companies;
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
“Athene Holding” or “AHL” refers to Athene Holding Ltd. (together with its subsidiaries, “Athene”), a leading retirement services company that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs, and to which Apollo, through its consolidated subsidiary Apollo Insurance Solutions Group LP (formerly known as Athene Asset Management LLC) (“ISG”), provides asset management and advisory services;
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
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on March 31, 2021 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
“gross IRR” of a real assets fund excluding the principal finance funds represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on March 31, 2021 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
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
“net IRR” of a real assets fund excluding the principal finance funds represents the cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of March 31, 2021 or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
AS OF MARCH 31, 2021 AND DECEMBER 31, 2020
(dollars in thousands, except share data)

	As of March 31, 2021	As of December 31, 2020
Assets:
Cash and cash equivalents	$1,717,996	$1,555,517
Restricted cash and cash equivalents	707,714	17,708
U.S. Treasury securities, at fair value	817,128	816,985
Investments (includes performance allocations of $2,656,056 and $1,624,156 as of March 31, 2021 and December 31, 2020, respectively)	6,700,817	4,995,411
Assets of consolidated variable interest entities:
Cash and cash equivalents	1,007,886	893,306
Investments, at fair value	14,586,306	13,316,016
Other assets	182,840	290,264
Incentive fees receivable	3,854	5,231
Due from related parties	434,709	462,383
Deferred tax assets, net	380,992	539,244
Other assets	460,011	364,963
Lease assets	292,927	295,098
Goodwill	116,958	116,958
Total Assets	$27,410,138	$23,669,084
Liabilities, Redeemable non-controlling interests and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$130,691	$119,982
Accrued compensation and benefits	96,251	82,343
Deferred revenue	126,032	30,369
Due to related parties	519,957	608,469
Profit sharing payable	1,338,651	842,677
Debt	3,152,750	3,155,221
Liabilities of consolidated variable interest entities:
Debt, at fair value	8,845,407	8,660,515
Notes payable	2,431,521	2,471,971
Other liabilities	1,075,336	773,045
Other liabilities	461,001	295,612
Lease liabilities	333,670	332,915
Total Liabilities	18,511,267	17,373,119
Commitments and Contingencies (see note 15)
Redeemable non-controlling interests:
Redeemable non-controlling interests	1,400,730	782,702
Stockholders’ Equity:
Apollo Global Management, Inc. stockholders’ equity:
Series A Preferred Stock, 11,000,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	264,398	264,398
Series B Preferred Stock, 12,000,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	289,815	289,815

Class A Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 232,222,572 and 228,873,449 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Class B Common Stock, $0.00001 par value, 999,999,999 shares authorized, 1 share issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Class C Common Stock, $0.00001 par value, 1 share authorized, 1 share issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Additional paid in capital	908,195	877,173
Retained earnings	477,343	—
Accumulated other comprehensive loss	(2,586)	(2,071)
Total Apollo Global Management, Inc. Stockholders’ equity	1,937,165	1,429,315
Non-Controlling Interests in consolidated entities	3,114,805	2,275,728
Non-Controlling Interests in Apollo Operating Group	2,446,171	1,808,220
Total Stockholders’ Equity	7,498,141	5,513,263
Total Liabilities, Redeemable non-controlling interests and Stockholders’ Equity	$27,410,138	$23,669,084
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2021	2020
Revenues:
Management fees	$457,185	$396,604
Advisory and transaction fees, net	56,348	36,963
Investment income (loss):
Performance allocations	1,395,347	(1,734,323)
Principal investment income (loss)	381,966	(187,849)
Total investment income (loss)	1,777,313	(1,922,172)
Incentive fees	3,854	19,519
Total Revenues	2,294,700	(1,469,086)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	174,630	139,269
Equity-based compensation	56,448	52,122
Profit sharing expense	655,480	(635,998)
Total compensation and benefits	886,558	(444,607)
Interest expense	34,799	31,242
General, administrative and other	99,850	84,522
Placement fees	537	409
Total Expenses	1,021,744	(328,434)
Other Income (Loss):
Net gains (losses) from investment activities	353,151	(1,264,551)
Net gains (losses) from investment activities of consolidated variable interest entities	112,594	(165,920)
Interest income	798	7,934
Other income (loss), net	(17,750)	(16,507)
Total Other Income (Loss)	448,793	(1,439,044)
Income (loss) before income tax (provision) benefit	1,721,749	(2,579,696)
Income tax (provision) benefit	(203,246)	295,853
Net Income (Loss)	1,518,503	(2,283,843)
Net (income) loss attributable to Non-Controlling Interests	(839,613)	1,287,625
Net Income (Loss) Attributable to Apollo Global Management, Inc.	678,890	(996,218)
Series A Preferred Stock Dividends	(4,383)	(4,383)
Series B Preferred Stock Dividends	(4,781)	(4,781)
Net Income (Loss) Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$669,726	$(1,005,382)
Net Income (Loss) Per Share of Class A Common Stock:
Net Income (Loss) Available to Class A Common Stock – Basic	$2.81	$(4.47)
Net Income (Loss) Available to Class A Common Stock – Diluted	$2.81	$(4.47)
Weighted Average Number of Shares of Class A Common Stock Outstanding – Basic	230,003,502	226,757,519
Weighted Average Number of Shares of Class A Common Stock Outstanding – Diluted	230,003,502	226,757,519

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2021	2020
Net Income (Loss)	$1,518,503	$(2,283,843)
Other Comprehensive Income (Loss), net of tax:
Currency translation adjustments, net of tax	(15,147)	(5,815)
Net gain from change in fair value of cash flow hedge instruments	50	51
Net gain (loss) on available-for-sale securities	818	(4,900)
Total Other Comprehensive Income (Loss), net of tax	(14,279)	(10,664)
Comprehensive Income (Loss)	1,504,224	(2,294,507)
Comprehensive (Income) Loss attributable to Non-Controlling Interests	(825,849)	1,294,666
Comprehensive Income (Loss) Attributable to Apollo Global Management, Inc.	$678,375	$(999,841)

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(dollars in thousands, except share data)

	Apollo Global Management, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Stockholders’ Equity
Balance at January 1, 2020	222,994,407	1	1	$264,398	$289,815	$1,302,587	$—	$(4,578)	$1,852,222	$281,904	$904,001	$3,038,127
Equity transaction with Athene Holding	—	—	—	—	—	(54,868)	—	—	(54,868)	—	1,214,577	1,159,709
Consolidation of VIEs	—	—	—	—	—	—	—	—	—	1,895,095	—	1,895,095
Dilution impact of issuance of Class A Common Stock	—	—	—	—	—	8,203	—	—	8,203	—	—	8,203
Capital increase related to equity-based compensation	—	—	—	—	—	45,691	—	—	45,691	—	—	45,691
Capital contributions	—	—	—	—	—	—	—	—	—	143,027	—	143,027
Dividends/ Distributions	—	—	—	(4,383)	(4,781)	(212,849)	—	—	(222,013)	(28,937)	(155,638)	(406,588)
Payments related to issuances of Class A Common Stock for equity-based awards	2,796,287	—	—	—	—	30,374	(69,941)	—	(39,567)	—	—	(39,567)
Repurchase of Class A Common Stock	(2,194,095)	—	—	—	—	(64,205)	—	—	(64,205)	—	—	(64,205)
Exchange of AOG Units for Class A Common Stock	5,237,500	—	—	—	—	31,016	—	—	31,016	—	(16,967)	14,049
Net income (loss)	—	—	—	4,383	4,781	—	(1,005,382)	—	(996,218)	(164,409)	(1,123,216)	(2,283,843)
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	(797)	(797)	(4,399)	(619)	(5,815)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	—	28	28	—	23	51
Net loss on available-for-sale securities	—	—	—	—	—	—	—	(2,854)	(2,854)	—	(2,046)	(4,900)
Balance at March 31, 2020	228,834,099	1	1	$264,398	$289,815	$1,085,949	$(1,075,323)	$(8,201)	$556,638	$2,122,281	$820,115	$3,499,034

	Apollo Global Management, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Stockholders’ Equity
Balance at January 1, 2021	228,873,449	1	1	264,398	289,815	877,173	—	(2,071)	1,429,315	2,275,728	1,808,220	5,513,263
Accretion of redeemable non-controlling interests	—	—	—	—	—	(26,662)	—	—	(26,662)	—	—	(26,662)
Dilution impact of issuance of Class A Common Stock	—	—	—	—	—	(1,257)	—	—	(1,257)	—	—	(1,257)
Capital increase related to equity-based compensation	—	—	—	—	—	45,283	—	—	45,283	—	—	45,283
Capital contributions	—	—	—	—	—	—	—	—	—	820,983	—	820,983
Dividends/ Distributions	—	—	—	(4,383)	(4,781)	—	(144,282)	—	(153,446)	(39,483)	(121,400)	(314,329)
Payments related to issuances of Class A Common Stock for equity-based awards	1,419,608	—	—	—	—	—	(48,101)	—	(48,101)	—	—	(48,101)
Exchange of AOG Units for Class A Common Stock	1,929,515	—	—	—	—	13,658	—	—	13,658	—	(8,921)	4,737
Net income	—	—	—	4,383	4,781	—	669,726	—	678,890	70,578	769,035	1,518,503
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	(1,033)	(1,033)	(13,001)	(1,113)	(15,147)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	—	27	27	—	23	50
Net income on available-for-sale securities	—	—	—	—	—	—	—	491	491	—	327	818
Balance at March 31, 2021	232,222,572	1	1	$264,398	$289,815	$908,195	$477,343	$(2,586)	$1,937,165	$3,114,805	$2,446,171	$7,498,141

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$1,518,503	$(2,283,843)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity-based compensation	56,448	52,122
Depreciation and amortization	6,052	4,478
Unrealized (gains) losses from investment activities	(342,379)	1,267,569
Principal investment (income) loss	(381,966)	187,849
Performance allocations	(1,395,347)	1,734,323
Change in fair value of contingent obligations	5,756	(23,163)
(Gain) loss from change in tax receivable agreement liability	(1,941)	—
Deferred taxes, net	187,293	(311,173)
Non-cash lease expense	8,122	14,136
Other non-cash amounts included in net income (loss), net	(7,191)	9,440
Cash flows due to changes in operating assets and liabilities:
Incentive fees receivable	1,376	1,550
Due from related parties	29,092	(231,184)
Accounts payable and accrued expenses	10,709	5,865
Accrued compensation and benefits	13,908	2,420
Deferred revenue	95,663	44,290
Due to related parties	(888)	(642)
Profit sharing payable	502,539	(381,825)
Lease liability	(5,194)	(12,423)
Other assets and other liabilities, net	(3,518)	(29,929)
Cash distributions of earnings from principal investments	25,959	6,459
Cash distributions of earnings from performance allocations	247,554	174,471
Satisfaction of contingent obligations	(12,322)	(12,651)
Apollo Funds and VIE related:
Net realized and unrealized (gains) losses from investing activities and debt	(292,917)	445,326
Cash transferred from consolidated VIEs	—	502,153
Purchases of investments	(1,617,959)	(590,234)
Proceeds from sale of investments	620,345	523,770
Changes in other assets and other liabilities, net	503,552	(231,540)
Net Cash Provided by (Used in) Operating Activities	$(228,751)	$867,614
Cash Flows from Investing Activities:
Purchases of fixed assets	$(5,504)	$(18,168)
Proceeds from sale of investments	—	8,412
Purchase of investments	—	(381,404)
Purchase of U.S. Treasury securities	—	(1,056,827)
Proceeds from maturities of U.S. Treasury securities	—	740,043
Cash contributions to equity method investments	(30,646)	(82,499)
Cash distributions from equity method investments	56,006	31,323
Issuance of related party loans	—	(150)

Other investing activities	(725)	(118)
Apollo Funds and VIE related:
Purchase of U.S. Treasury securities	(817,077)	—
Proceeds from maturities of U.S. Treasury Securities	816,809	—
Net Cash Provided by (Used in) Investing Activities	$18,863	$(759,388)
Cash Flows from Financing Activities:
Principal repayments of debt	$—	$(16,990)
Dividends to Preferred Stockholders	(9,164)	(9,164)
Issuance of debt	—	18,756
Repurchase of Class A Common Stock	—	(64,205)
Payments related to deliveries of Class A Common Stock for RSUs	(48,101)	(69,941)
Dividends paid	(144,282)	(212,849)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(121,400)	(155,638)
Other financing activities, net	(1,186)	(1,871)
Apollo Funds and VIE related:
Issuance of debt	256,586	504,420
Principal repayment of debt	(200,456)	(621,273)
Issuances of debt within other liabilities of consolidated VIEs	—	80,474
Distributions paid to Non-Controlling Interests in consolidated entities	(38,716)	(27,651)
Contributions from Non-Controlling Interests in consolidated entities	821,402	143,041
Proceeds from issuance of Class A Units of SPAC	690,000	—
Payment of underwriting discounts	(27,730)	—
Net Cash Provided by (Used in) Financing Activities	$1,176,953	$(432,891)
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	967,065	(324,665)
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities, Beginning of Period	2,466,531	1,621,310
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities, End of Period	$3,433,596	$1,296,645
Supplemental Disclosure of Cash Flow Information:
Interest paid	$28,209	$28,243
Interest paid by consolidated variable interest entities	66,551	92,731
Income taxes paid	7,125	10,559
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash distributions from principal investments	$(2,229)	$(586)
Non-cash purchases of other investments, at fair value	—	1,153,316
Non-cash loss on Athene equity swap	—	(61,261)
Supplemental Disclosure of Non-Cash Financing Activities:
Capital increases related to equity-based compensation	$45,283	$45,691
Issuance of restricted shares	—	30,374
Non-cash issuance of AOG units to Athene	—	1,214,577
Other non-cash financing activities	(1,257)	8,203
Net Assets Transferred from Consolidated Variable Interest Entity:
Investments, at fair value	$—	$9,061,907
Other assets	—	130,907
Debt, at fair value	—	(6,829,326)
Other liabilities	—	(967,575)
Non-Controlling interest in consolidated entities related to acquisition	—	(1,898,067)
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$30,295	$76,580

Due to related parties	(25,558)	(62,531)
Additional paid in capital	(4,737)	(14,049)
Non-Controlling Interest in Apollo Operating Group	8,921	16,967

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Condensed Consolidated Statements of Financial Condition:
Cash and cash equivalents	$1,717,996	$647,784
Restricted cash and cash equivalents	707,714	19,764
Cash and cash equivalents held at consolidated variable interest entities	1,007,886	629,097
Total Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$3,433,596	$1,296,645

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
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
Organization of the Company
As of March 31, 2021, the Company owned, through six intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, APO Asset Co., LLC, a Delaware limited liability company that is treated as a corporation for U.S. federal income tax purposes, APO (FC), LLC, an Anguilla limited liability company that is disregarded entity for U.S. federal income tax purposes, APO (FC II), LLC, an Anguilla limited liability company that is disregarded entity for U.S. federal income tax purposes, APO UK (FC), Limited, an England and Wales incorporated company that is treated as a corporation for U.S. federal income tax purposes, and APO (FC III), LLC, a Cayman Islands limited liability company that is a disregarded entity for U.S. federal income tax purposes (collectively, the “Intermediate Holding Companies”), 53.5% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is an entity through which the Managing Partners and certain of the Company’s other partners (the “Contributing Partners”) indirectly beneficially own interests in each of the entities that comprise the Apollo Operating Group. As of March 31, 2021, Holdings owned 39.8% of the economic interests in the Apollo Operating Group. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.
Athene and Apollo Strategic Transaction
On February 28, 2020, pursuant to a transaction agreement (the “Transaction Agreement”) between Athene Holding, AGM Inc. and the entities that form the Apollo Operating Group, the Apollo Operating Group issued 29,154,519 non-voting equity interests of the Apollo Operating Group to Athene Holding. As a result, as of March 31, 2021, Athene Holding owned 6.7% of the economic interests in the Apollo Operating Group. See note 14 for further disclosure regarding the Transaction Agreement.
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
Apollo and Athene Merger and Corporate Conversion
On March 8, 2021, AGM Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AHL, Tango Holdings, Inc., a Delaware corporation and a direct wholly owned subsidiary of AGM Inc. (“HoldCo”), Blue Merger

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Sub, Ltd., a Bermuda exempted company and a direct wholly owned subsidiary of HoldCo (“AHL Merger Sub”), and Green Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of HoldCo (“AGM Merger Sub” and together with AHL Merger Sub, the “Merger Subs”).
At the closing of the transaction (the “Closing”), AHL Merger Sub will merge with and into AHL (the “AHL Merger”), with AHL as the surviving entity in the AHL Merger and a direct wholly owned subsidiary of HoldCo (the “AHL Surviving Entity”), and AGM Merger Sub will merge with and into Apollo (the “AGM Merger” and, together with the AHL Merger, the “Mergers”) with AGM as the surviving entity in the AGM Merger and a direct wholly owned subsidiary of HoldCo (the “AGM Surviving Entity”). Upon consummation of the Mergers, AGM and AHL will be direct wholly owned subsidiaries of HoldCo, which will be renamed “Apollo Global Management, Inc.” The transaction is expected to close in January of 2022. The transaction requires the approval of stockholders of both Apollo and AHL, and is subject to, among other things, antitrust and regulatory approvals, and other customary closing conditions. See note 14 for further disclosure regarding the Merger Agreement.
In addition, on March 9, 2021, AGM Inc. entered into a binding governance term sheet with the Managing Partners pursuant to which it was agreed, among other things, that the Company will convert its corporate structure to a single class of common stock with one vote per share. The change will take effect at closing of the Mergers, subject to regulatory and stockholder approvals, and will result in the exchange of Apollo’s Apollo Operating Group units for a combination of Class A shares and cash, and the reorganization of Apollo Global Management Inc. from an umbrella partnership C corporation (“Up-C”) structure to a C-corporation with a single class of common stock.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q. The condensed consolidated financial statements and these notes are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting only of normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the annual financial statements included in the 2020 Annual Report.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
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
Cash and Cash Equivalents
Apollo considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include money market funds and U.S. Treasury securities with original maturities of three months or less when purchased. Interest income from cash and cash equivalents is recorded in interest income in the condensed consolidated statements of operations. The carrying values of the money market funds and U.S. Treasury securities were $1.9 billion and $1.2 billion as of March 31, 2021 and December 31, 2020, respectively, which represent their fair values due to their short-term nature and are categorized as Level I within the fair value hierarchy. Substantially all of the Company’s cash on deposit is in interest bearing accounts with major financial institutions and exceed insured limits.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents includes cash held in reserve accounts used to make required payments in respect of the 2039 Senior Secured Guaranteed Notes. Restricted cash and cash equivalents also includes cash deposited at a bank, which is pledged as collateral in connection with leased premises.
U.S. Treasury securities of Apollo Strategic Growth Capital II (“APGB”), a consolidated SPAC, are held in a trust account and consist of U.S Treasury bills that were purchased with funds raised through the initial public offering of the consolidated entity. The $0.7 billion in funds are restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in the trust agreement.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
U.S. Treasury securities, at fair value
U.S. Treasury securities, at fair value includes U.S. Treasury bills with original maturities greater than three months when purchased. These securities are recorded at fair value. Interest income on such securities is separately presented from the overall change in fair value and is recognized in interest income in the condensed consolidated statements of operations. Any remaining change in fair value of such securities, that is not recognized as interest income, is recognized in net gains (losses) from investment activities in the condensed consolidated statements of operations. U.S Treasury securities of Apollo Strategic Growth Capital (“APSG”), a consolidated SPAC, are held in a trust account and consist of U.S Treasury bills that were purchased with funds raised through the initial public offering of the consolidated entity. The $0.8 billion in funds are restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in the trust agreement.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
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
Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $23.1 million of revenue recognized during the three months ended March 31, 2021 that was previously deferred as of January 1, 2021.
Under the terms of the funds’ partnership agreements, Apollo is normally required to bear organizational expenses over a set dollar amount and placement fees or costs in connection with the offering and sale of interests in the funds it manages to investors. The placement fees are payable to placement agents, who are independent third parties that assist in identifying potential investors, securing commitments to invest from such potential investors, preparing or revising offering and marketing materials, developing strategies for attempting to secure investments by potential investors and/or providing feedback and insight regarding issues and concerns of potential investors, when a limited partner either commits or funds a commitment to a fund. In cases where the limited partners of the funds are determined to be the customer in an arrangement, placement fees may be capitalized as a cost to acquire a customer contract, and amortized over the life of the customer contract. Capitalized placement fees are recorded within other assets in the condensed consolidated statements of financial condition, while amortization is recorded within placement fees in the condensed consolidated statements of operations. In certain instances, the placement fees are paid over a period of time. Based on the management agreements with the funds, Apollo considers placement fees and organizational costs paid in determining if cash has been received in excess of the management fees earned. Placement fees and organizational costs are normally the obligation of Apollo but can be paid for by the funds. When these costs are paid by the fund, the resulting obligations are included within deferred revenue. The deferred revenue balance will also be reduced during future periods when management fees are earned but not paid.
Redeemable non-controlling interests
Redeemable non-controlling interests represent the shares issued by APSG and APGB, the consolidated SPACs, that are redeemable for cash by the public shareholders in connection with the SPAC’s failure to complete a business combination or tender offer/stockholder approval provisions. The redeemable non-controlling interests are initially recorded at their original issue price, net of issuance costs and the initial fair value of separately traded warrants. The carrying amount is accreted to its redemption value over the period from the date of issuance to the earliest redemption date of the instrument. These increases are recorded against additional paid-in capital.
Revenues
The Company’s revenues are reported in four separate categories that include (i) management fees; (ii) advisory and transaction fees, net; (iii) investment income, which is comprised of performance allocations and principal investment income; and (iv) incentive fees.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The revenue guidance requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services (i.e., the transaction price). When determining the transaction price under the revenue guidance, an entity may recognize variable consideration only to the extent that it is probable to not be significantly reversed. The revenue guidance also requires disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.
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
The amounts due from fund portfolio companies are recorded in due from related parties on the condensed consolidated statements of financial condition, which is discussed further in note 14. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Advisory and transaction fees are presented net of the Management Fee Offset in the condensed consolidated statements of operations.
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
FINANCIAL STATEMENTS (UNAUDITED)
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
When applicable, the Company may record a general partner obligation to return previously distributed performance allocations. The general partner obligation is based upon an assumed liquidation of a fund’s net assets as of the reporting date and is reported within due to related parties on the condensed consolidated statements of financial condition. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective limited partnership agreement or other governing document of the fund.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
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
Income Taxes
Effective September 5, 2019, Apollo Global Management, LLC converted from a Delaware limited liability company to a Delaware corporation named Apollo Global Management, Inc. Subsequent to the conversion, generally all of the income it earns from the Apollo Operating Group (“AOG”) entities is subject to U.S. corporate income taxes. Certain of the AOG entities operate as partnerships for U.S. income tax purposes and are subject to New York City unincorporated business taxes (“NYC UBT”). Certain non-U.S. entities are also subject to non-U.S. corporate income taxes.
Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties. The Company recognizes the tax benefit of uncertain tax positions only where the position is “more likely than not” to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If a tax position is not considered more likely than not to be sustained, then no benefits

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
of the position are recognized. The Company’s tax positions are reviewed and evaluated quarterly to determine whether the Company has uncertain tax positions that require financial statement recognition.
Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amount of assets and liabilities and their respective tax basis using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period during which the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized.
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
Non-Controlling Interests are presented as a separate component of stockholders’ equity on the Company’s condensed consolidated statements of financial condition. The primary components of Non-Controlling Interests are separately presented in the Company’s condensed consolidated statements of changes in stockholders’ equity to clearly distinguish the interest in the Apollo Operating Group and other ownership interests in the consolidated entities. Net income includes the net income attributable to the holders of Non-Controlling Interests on the Company’s condensed consolidated statements of operations. Profits and losses are allocated to Non-Controlling Interests in proportion to their relative ownership interests regardless of their basis.
Guarantees
See note 15 to the condensed consolidated financial statements for information related to our material guarantees.
Use of Estimates
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Apollo’s most significant estimates include goodwill, intangible assets, income taxes, performance allocations, incentive fees, contingent consideration obligation related to an acquisition, non-cash compensation, and fair value of investments and debt. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is unable to predict the adverse impact the COVID-19 pandemic will ultimately have. While such impact may change considerably over time, the estimates and assumptions affecting the Company’s condensed consolidated financial statements are based on information available as of March 31, 2021. Actual results could differ materially from those estimates.
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued guidance intended to simplify the accounting for income taxes. The new guidance eliminates certain exceptions to the existing approach in ASC 740, and clarifies other guidance within the standard; it is effective for the Company on January 1, 2021. Based on the Company’s current application of ASC 740, the guidance did not have a material impact on the condensed consolidated financial statements of the Company.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
3. INVESTMENTS
The following table presents Apollo’s investments:

	As of March 31, 2021	As of December 31, 2020
Investments, at fair value	$2,723,664	$2,360,434
Equity method investments	1,321,097	1,010,821
Performance allocations	2,656,056	1,624,156
Total Investments	$6,700,817	$4,995,411
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
The Company’s equity investment in Athene Holding, for which the fair value option was elected, met the significance criteria as defined by the Securities and Exchange Commission (“SEC”) as of March 31, 2021 and 2020. As such, the following tables present summarized financial information of Athene Holding:

	For the Three Months Ended March 31,
	2021	2020
	(in millions)
Statements of Operations
Revenues	$4,391	$(1,549)
Benefits and expenses	4,252	(167)
Income (loss) before income taxes	139	(1,382)
Income tax expense (benefit)	62	(166)
Net income (loss)	$77	$(1,216)
Less: Net loss attributable to non-controlling interests	(537)	(169)
Net income (loss) available to Athene Holding Ltd. shareholders	614	(1,047)
Less: Preferred stock dividends	36	18
Net income (loss) available to Athene Holding Ltd. common shareholders	$578	$(1,065)
Net Gains (Losses) from Investment Activities
The following table presents the realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	For the Three Months Ended March 31,
	2021	2020
Realized gains on sales of investments, net	$1	$1,807
Net change in unrealized gains (losses) due to changes in fair value	353,150	(1,266,358)
Net gains (losses) from investment activities	$353,151	$(1,264,551)
Equity Method Investments
Apollo’s equity method investments include its investments in the credit, private equity and real assets funds it manages, which are not consolidated, but in which the Company exerts significant influence. Apollo’s share of net income generated by these investments is recorded in principal investment income in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Equity method investments consisted of the following:

	Equity Held as of
	March 31, 2021	(5)	December 31, 2020	(5)
Credit(1)(2)	$481,228		$258,952
Private Equity(3)	757,109		672,430
Real Assets	82,760		79,439
Total equity method investments(4)	$1,321,097		$1,010,821
(1)    The equity method investment in AINV was $38.9 million and $40.4 million as of March 31, 2021 and December 31, 2020, respectively. The value of the Company’s investment in AINV was $37.9 million and $30.8 million based on the quoted market price of AINV as of March 31, 2021 and December 31, 2020, respectively.
(2)    The equity method investment in VA Capital Company, LLC was $341.1 million and $113.5 million as of March 31, 2021 and December 31, 2020, respectively.
(3)    The equity method investment in Fund VIII was $387.6 million and $343.3 million as of March 31, 2021 and December 31, 2020, respectively, representing an ownership percentage of 2.2% and 2.2% as of March 31, 2021 and December 31, 2020, respectively. The equity method investment in Fund IX was $164.2 million and $134.4 million as of March 31, 2021 and December 31, 2020, respectively, representing an ownership percentage of 1.9% and 1.9% as of March 31, 2021 and December 31, 2020, respectively.
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
Performance Allocations
Performance allocations receivable recorded within investments in the condensed consolidated statements of financial condition from credit, private equity and real assets funds consisted of the following:

	As of March 31, 2021	As of December 31, 2020
Credit	$500,673	$465,153
Private Equity	2,031,864	1,040,827
Real Assets	123,519	118,176
Total performance allocations	$2,656,056	$1,624,156
The table below provides a roll forward of the performance allocations balance:

	Credit	Private Equity	Real Assets	Total
Performance allocations, January 1, 2021	$465,153	$1,040,827	$118,176	$1,624,156
Change in fair value of funds	187,963	1,064,603	26,888	1,279,454
Fund distributions to the Company	(152,443)	(73,566)	(21,545)	(247,554)
Performance allocations, March 31, 2021	$500,673	$2,031,864	$123,519	$2,656,056
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
4. PROFIT SHARING PAYABLE
Profit sharing payable consisted of the following:

	As of March 31, 2021	As of December 31, 2020
Credit	$400,791	$356,375
Private Equity	862,763	422,079
Real Assets	75,097	64,223
Total profit sharing payable	$1,338,651	$842,677
The table below provides a roll-forward of the profit sharing payable balance:

	Credit	Private Equity	Real Assets	Total
Profit sharing payable, January 1, 2021	$356,375	$422,079	$64,223	$842,677
Profit sharing expense	117,590	472,658	15,156	605,404
Payments/other	(73,174)	(31,974)	(4,282)	(109,430)
Profit sharing payable, March 31, 2021	$400,791	$862,763	$75,097	$1,338,651
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
Consolidated Variable Interest Entities
As noted further in note 14, Apollo purchased a 17% incremental equity ownership stake in Athene on February 28, 2020, bringing Apollo’s beneficial ownership in Athene to approximately 28.5% as of March 31, 2021. This has resulted in Apollo’s indirect ownership through Athene in several VIEs being considered significant and therefore Apollo has consolidated the financial positions and results of operations of such VIEs given that the Company also has the power to direct the activities that most significantly impact the economic performance of these VIEs.
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
FINANCIAL STATEMENTS (UNAUDITED)
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

	For the Three Months Ended March 31,
	2021	(1)	2020	(1)
Net gains (losses) from investment activities	$304,401		$(979,224)
Net gains (losses) from debt	(9,008)		534,451
Interest and other income	134,338		151,442
Interest and other expenses	(317,137)		127,411
Net gains (losses) from investment activities of consolidated variable interest entities	$112,594		$(165,920)
(1)Amounts reflect consolidation eliminations.
Senior Secured Notes, Subordinated Notes and Secured Borrowings
Included within debt, at fair value and other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts:

	As of March 31, 2021				As of December 31, 2020
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)	$5,424,388	1.98%		6.0	$5,350,198	2.10%		6.0
Subordinated Notes(2)	3,428,256	5.09%	(1)	20.9	3,389,375	5.08%	(1)	21.1
Secured Borrowings(2)(3)	117,456	2.44%		0.4	236,698	2.41%		0.3
Total	$8,970,100				$8,976,271
(1)As of March 31, 2021 and December 31, 2020, $0.7 billion and $0.6 billion, respectively, of the principal outstanding balance of the subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.
(2)The notes and borrowings of the consolidated VIEs are collateralized by assets held by each respective vehicle and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. As of March 31, 2021 and December 31, 2020, the fair value of these consolidated VIEs’ assets were $9.8 billion and $9.6 billion, respectively.
(3)As of March 31, 2021 and December 31, 2020, secured borrowings consist of consolidated VIEs’ obligations through a repurchase agreement redeemable at maturity with third party lenders. The fair value of the secured borrowings as of March 31, 2021 and December 31, 2020 approximates principal outstanding due to the short term nature of the borrowings. These secured borrowings are classified as a Level III liability within the fair value hierarchy.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The consolidated VIEs’ debt obligations contain various customary loan covenants. As of March 31, 2021, the Company was not aware of any instances of non-compliance with any of these covenants.
As of March 31, 2021, except for the secured borrowings, the contractual maturities for debt of the consolidated VIEs are greater than 2 years.
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

	As of March 31, 2021	As of December 31, 2020
Assets:
Cash	$315,394	$354,109
Investments	4,284,802	4,154,057
Receivables	58,509	34,800
Total Assets	$4,658,705	$4,542,966

Liabilities:
Debt and other payables	$1,330,323	$1,229,345
Total Liabilities	$1,330,323	$1,229,345

Apollo Exposure(1)	$153,791	$155,273
(1)Represents Apollo’s direct investment in those entities in which Apollo holds a significant variable interest and certain other investments. Additionally, cumulative performance allocations are subject to reversal in the event of future losses, as discussed in note 15.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
6. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of March 31, 2021
	Level I	Level II	Level III		Total	Cost
Assets
U.S. Treasury securities, at fair value	$2,182,151	$—	$—		$2,182,151	$2,182,054
Investments, at fair value:
Investment in Athene Holding	—	2,296,997	—		2,296,997	2,092,247
Other investments	—	45,390	381,277	(1)	426,667	354,010
Total investments, at fair value	—	2,342,387	381,277		2,723,664	2,446,257
Investments of VIEs, at fair value	1,417	2,253,289	11,947,443		14,202,149
Investments of VIEs, valued using NAV	—	—	—		384,157
Total investments of VIEs, at fair value	1,417	2,253,289	11,947,443		14,586,306
Derivative assets(2)	—	16	—		16
Total Assets	$2,183,568	$4,595,692	$12,328,720		$19,492,137

Liabilities
Debt of VIEs, at fair value	$—	$1,552,404	$7,293,003		$8,845,407
Other liabilities of VIEs, at fair value	—	4,291	24,247		28,538
Contingent consideration obligations(3)	—	—	113,222		113,222
Other liabilities(4)	34,307	—	—		34,307
Derivative liabilities(2)	—	1	—		1
Total Liabilities	$34,307	$1,556,696	$7,430,472		$9,021,475

	As of December 31, 2020
	Level I	Level II	Level III		Total	Cost
Assets
U.S. Treasury securities, at fair value	$1,816,958	$—	$—		$1,816,958	$1,816,635
Investments, at fair value:
Investment in Athene Holding	—	1,942,574	—		1,942,574	2,092,247
Other investments	—	48,088	369,772	(1)	417,860	354,010
Total investments, at fair value	—	1,990,662	369,772		2,360,434	2,446,257
Investments of VIEs, at fair value	2,558	2,140,135	10,962,980		13,105,673
Investments of VIEs, valued using NAV	—	—	—		210,343
Total investments of VIEs, at fair value	2,558	2,140,135	10,962,980		13,316,016
Derivative assets(2)	—	17	—		17
Total Assets	$1,819,516	$4,130,814	$11,332,752		$17,493,425

Liabilities
Debt of VIEs, at fair value	$—	$1,580,097	$7,080,418		$8,660,515
Other liabilities of VIEs, at fair value	—	3,874	20,202		24,076
Contingent consideration obligations(3)	—	—	119,788		119,788
Derivative liabilities(2)	—	100	—		100
Total Liabilities	$—	$1,584,071	$7,220,408		$8,804,479
(1)    Other investments as of March 31, 2021 and December 31, 2020 excludes $78.8 million and $44.4 million, respectively, of performance allocations classified as Level III related to certain investments for which the Company has elected the fair value option. The Company’s policy is to account for performance allocations as investments.
(2)    Derivative assets and derivative liabilities are presented as a component of Other assets and Other liabilities, respectively, in the condensed consolidated statements of financial condition.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
(3)    Profit sharing payable includes contingent obligations classified as Level III.
(4)    Other liabilities includes the publicly traded warrants of APSG.
The following tables summarize the changes in financial assets measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended March 31, 2021
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$369,772	$10,962,980	$11,332,752
Purchases	—	990,350	990,350
Sale of investments/distributions	—	(247,939)	(247,939)
Net realized gains (losses)	1,065	5,888	6,953
Changes in net unrealized gains (losses)	19,979	312,401	332,380
Cumulative translation adjustment	(10,245)	(19,055)	(29,300)
Transfer into Level III(1)	706	2,666	3,372
Transfer out of Level III(1)	—	(59,848)	(59,848)
Balance, End of Period	$381,277	$11,947,443	$12,328,720
Change in net unrealized gains included in principal investment income related to investments still held at reporting date	$19,979	$—	$19,979
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	129,731	129,731

	For the Three Months Ended March 31, 2020
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$113,410	$321,069	$434,479
Transfer in due to consolidation	—	7,794,128	7,794,128
Purchases	31,404	329,231	360,635
Sale of investments/distributions	(8,412)	(29,153)	(37,565)
Settlements	—	(185,172)	(185,172)
Net realized gains (losses)	785	(1,234)	(449)
Changes in net unrealized gains (losses)	(17,624)	(642,702)	(660,326)
Cumulative translation adjustment	(1,451)	(11,421)	(12,872)
Transfer into Level III(1)	—	68,930	68,930
Transfer out of Level III(1)	—	(2,773)	(2,773)
Balance, End of Period	$118,112	$7,640,903	$7,759,015
Change in net unrealized gains included in principal investment income related to investments still held at reporting date	$(17,624)	$—	$(17,624)
Change in net unrealized gains (losses) included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	(117,942)	(117,942)
(1)Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from external pricing services.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following table summarizes the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended March 31, 2021
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$119,788	$7,100,620	$7,220,408
Issuances	—	209,537	209,537
Repayments	(12,322)	(44,653)	(56,975)
Net realized gains	—	491	491
Changes in net unrealized (gains) losses(1)	5,756	77,492	83,248
Cumulative translation adjustment	—	(26,237)	(26,237)
Balance, End of Period	$113,222	$7,317,250	$7,430,472
Change in net unrealized (gains) losses included in net gains from investment activities of consolidated VIEs related to debt and other liabilities still held at reporting date	$—	72,471	$72,471

	For the Three Months Ended March 31, 2020
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$112,514	$—	$112,514
Transfer in due to consolidation	—	4,291,286	4,291,286
Issuances	—	89,100	89,100
Repayments	(12,651)	(180,000)	(192,651)
Changes in net unrealized (gains) losses(1)	(23,163)	(397,993)	(421,156)
Cumulative translation adjustment	—	(6,527)	(6,527)
Balance, End of Period	$76,700	$3,795,866	$3,872,566
Change in net unrealized (gains) losses included in net gains from investment activities of consolidated VIEs related to debt and other liabilities still held at reporting date	$—	$357,946	$357,946
(1)Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy:

	As of March 31, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (1)
Financial Assets
Other investments	$252,862	Embedded value	N/A	N/A	N/A
	119,976	Discounted cash flow	Discount rate	16% - 47.5%	22.9%
	8,439	Third party pricing	N/A	N/A	N/A
Investments of consolidated VIEs:
Equity securities	4,305,695	Discounted cash flow	Discount rate	3.1% - 19.0%	9.4%
		Discounted cash flow	Disposition timeline	9 - 52 months	27.6
		Discounted cash flow	2 year home price index forecast	(7.4%) - 10.1%	2.0%
		Dividend discount model	Discount rate	13.8%	13.8%
		Market comparable companies	P/E multiple	10.4x	10.4x
		Market comparable companies	TBV multiple	0.59x	0.59x
		Adjusted transaction value	Purchase multiple	1.25x	1.25x
		Adjusted transaction value	N/A	N/A	N/A
		Guideline public company	NTAV multiple	1.2x	1.2x
		Guideline public company	TEV/EBITDA	0.04x - 0.065x	0.064x
Bank loans	3,844,782	Discounted cash flow	Discount rate	1.8% - 17.0%	4.1%
		Adjusted transaction value	N/A	N/A	N/A
		Third party pricing	N/A	N/A	N/A
Profit participating notes	2,785,082	Discounted cash flow	Discount rate	7.5% - 12.5%	12.2%
Real estate	441,573	Discounted cash flow	Capitalization rate	5.8% - 6.0%	5.8%
		Discounted cash flow	Discount rate	6.3% - 12.5%	9.0%
		Discounted cash flow	Terminal capitalization rate	8.3%	8.3%
		Direct capitalization	Capitalization rate	5.5% - 8.5%	6.4%
		Direct capitalization	Terminal capitalization rate	5.8% - 12%	7.3%
		Adjusted transaction value	N/A	N/A	N/A
Bonds	101,022	Discounted cash flow	Discount rate	5.1% - 7.4%	6.7%
		Third party pricing	N/A	N/A	N/A
Convertible securities	24,220	Dividend discount model	Discount rate	13.8%	13.8%
		Market comparable companies	P/E multiple	10.4x	10.4x
		Market comparable companies	TBV multiple	0.59x	0.59x
Warrants	2,959	Option model	Volatility	35.0% - 64.2%	52.1%
Other equity investments	442,110	Third party pricing	N/A	N/A	N/A
Total Investments of Consolidated VIEs	11,947,443
Total Financial Assets	$12,328,720
Financial Liabilities
Liabilities of Consolidated VIEs:
Secured loans	$3,939,652	Discounted cash flow	Discount rate	1.4% - 9.6%	2.7%
Subordinated notes	3,138,691	Discounted cash flow	Discount rate	4.8% - 12.0%	5.8%
Participating equity	213,108	Discounted cash flow	Discount rate	15.0%	15.0%
Preferred equity	1,552	Discounted cash flow	Discount rate	15.0%	15.0%
Other liabilities	24,247	Discounted cash flow	Discount rate	2.2% - 9.0%	5.9%
		Adjusted transaction value	N/A	N/A	N/A
		Third party pricing	N/A	N/A	N/A
Total liabilities of Consolidated VIEs:	7,317,250
Contingent Consideration Obligation	$113,222	Discounted cash flow	Discount rate	18.0%	18.0%
Total Financial Liabilities	$7,430,472

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
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
N/A        Not applicable
EBITDA        Earnings before interest, taxes, depreciation, and amortization
NTAV        Net tangible asset value
P/E        Price-to-Earnings
TBV        Total book value
TEV        Total enterprise value

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
(1)      Unobservable inputs were weighted based on the fair value of the investments included in the range.
Fair Value Measurement of Investment in Athene Holding
As of March 31, 2021, the fair value of Apollo’s Level II investment in Athene Holding was estimated using the closing market price of Athene Holding shares of $50.40 less a DLOM of 16.5%. The DLOM was derived based on the average remaining lock up restrictions on the shares of Athene Holding held by Apollo (36 months from the closing date of the transactions contemplated by the Transaction Agreement) and the estimated volatility in such shares of Athene Holding. The historical share price volatility of a representative set of Athene Holding’s publicly traded insurance peers was calculated over a three year period equivalent to the lock up on the shares of Athene Holding held by Apollo and used as a proxy to estimate the projected volatility in Athene Holding’s shares. As of December 31, 2020, the fair value of Apollo’s Level II investment in Athene Holding was estimated using the closing market price of Athene Holding shares of $43.14 less a DLOM of 17.5%.
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
FINANCIAL STATEMENTS (UNAUDITED)
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
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
7. OTHER ASSETS
Other assets consisted of the following:

	As of March 31, 2021	As of December 31, 2020
Fixed assets	$196,165	$191,853
Less: Accumulated depreciation and amortization	(115,755)	(111,821)
Fixed assets, net	80,410	80,032
Deferred equity-based compensation(1)	214,023	137,777
Prepaid expenses	67,491	46,639
Intangible assets, net	22,656	23,586
Tax receivables	27,494	42,979
Other	47,937	33,950
Total Other Assets	$460,011	$364,963
(1)Deferred equity-based compensation relates to the value of equity-based awards that have been or are expected to be granted in connection with the settlement of certain profit sharing arrangements. A corresponding amount for awards expected to be granted of $194.8 million and $114.6 million, as of March 31, 2021 and December 31, 2020, respectively, is included in other liabilities on the condensed consolidated statements of financial condition.
Depreciation expense was $3.9 million and $2.7 million for the three months ended March 31, 2021 and 2020, respectively, and is presented as a component of general, administrative and other expense in the condensed consolidated statements of operations.
8. LEASES
Apollo has operating leases for office space, data centers, and certain equipment under various lease agreements.
The table below presents operating lease expenses:

	For the Three Months Ended March 31,
	2021	2020
Operating lease cost	$10,484	$12,362
The following table presents supplemental cash flow information related to operating leases:

	For the Three Months Ended March 31,
	2021	2020
Operating cash flows for operating leases	$7,555	$10,650

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
As of March 31, 2021, the Company’s total lease payments by maturity are presented in the following table:

Operating Lease Payments
Remaining 2021	$29,820
2022	39,473
2023	34,952
2024	31,284
2025	28,989
Thereafter	241,481
Total lease payments	$405,999
Less imputed interest	(72,329)
Present value of lease payments	$333,670
The Company has undiscounted future operating lease payments of $260.6 million related to leases that have not commenced that were entered into as of March 31, 2021. Such lease payments are not yet included in the table above or the Company’s condensed consolidated statements of financial condition as lease assets and lease liabilities. These operating leases are anticipated to commence by 2022 with lease terms of approximately 15 years.
Supplemental information related to leases is as follows:

	As of March 31, 2021	As of March 31, 2020
Weighted average remaining lease term (in years)	13.3	12.3
Weighted average discount rate	3.1%	3.2%
9. INCOME TAXES
The Company’s income tax (provision) benefit totaled $(203.2) million and $295.9 million for the three months ended March 31, 2021 and 2020, respectively. The Company’s effective income tax rate was 11.8% and 11.5% for the three months ended March 31, 2021 and 2020, respectively.
Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Based upon the Company’s review of its federal, state, local and foreign income tax returns and tax filing positions, the Company determined that no material unrecognized tax benefits for uncertain tax positions were required to be recorded. In addition, the Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months.
The primary jurisdictions in which the Company operates are the United States and the United Kingdom. There are no unremitted earnings with respect to the United Kingdom and other foreign entities.
In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. As of March 31, 2021, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2017 through 2019 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax return of a subsidiary for the 2011 tax year. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2018. The United Kingdom and India tax authorities are currently examining certain subsidiaries’ tax returns for tax year 2017. No provisions with respect to these examinations have been recorded.
The Company records deferred tax assets as a result of the step-up in the tax basis of assets and intangibles resulting from exchanges of AOG Units for Class A Common Stock by the Managing and Contributing Partners. A related liability is recorded in due to related parties in the condensed consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among APO Corp., the Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 14). The benefit the Company obtains from the difference in the tax asset recognized and the related liability results in an increase to additional paid in capital. The

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
amortization period for the portion of the increase in tax basis related to intangibles is 15 years. The realization of the remaining portion of the increase in tax basis relates to the disposition of the underlying assets to which the step-up is attributed. The associated deferred tax assets reverse at the time of the corresponding asset disposition.
The table below presents the impact to the deferred tax asset, tax receivable agreement liability and additional paid in capital related to the exchange of AOG Units for Class A Common Stock.

Exchange of AOG Units for Class A Common Stock	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Three Months Ended March 31, 2021	$30,295	$25,558	$4,737
For the Three Months Ended March 31, 2020	$76,580	$62,531	$14,049
On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, contains numerous income tax provisions. The provisions of the CARES Act have not had a material impact on the Company’s condensed consolidated financial statements or related disclosures.
10. DEBT
Debt consisted of the following:

	As of March 31, 2021				As of December 31, 2020
	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate
2024 Senior Notes(1)	$497,980	$549,035	(4)	4.00%	$497,817	$553,633	(4)	4.00%
2026 Senior Notes(1)	497,345	565,829	(4)	4.40	497,217	581,898	(4)	4.40
2029 Senior Notes(1)	674,764	774,182	(4)	4.87	674,757	804,768	(4)	4.87
2030 Senior Notes(1)	494,523	492,415	(4)	2.65	494,375	513,362	(4)	2.65
2039 Senior Secured Guaranteed Notes(1)	317,278	363,088	(5)	4.77	317,042	376,472	(5)	4.77
2048 Senior Notes(1)	296,664	349,784	(4)	5.00	296,633	379,953	(4)	5.00
2050 Subordinated Notes(1)	296,586	307,500	(4)	4.95	296,557	307,500	(4)	4.95
Secured Borrowing I(2)	18,750	18,759	(3)	1.84	19,526	19,527	(3)	1.84
Secured Borrowing II(2)	19,941	19,916	(3)	1.70	20,767	20,773	(3)	1.71
2016 AMI Term Facility I(2)	19,789	19,789	(3)	1.30	20,608	20,608	(3)	1.30
2016 AMI Term Facility II(2)	19,130	19,130	(3)	1.40	19,922	19,922	(3)	1.40
Total Debt	$3,152,750	$3,479,427			$3,155,221	$3,598,416
(1)Includes amortization of note discount, as applicable. Outstanding balance is presented net of unamortized debt issuance costs:

	As of March 31, 2021	As of December 31, 2020
2024 Senior Notes	$1,703	$1,841
2026 Senior Notes	2,428	2,545
2029 Senior Notes	5,120	5,282
2030 Senior Notes	4,120	4,231
2039 Senior Secured Guaranteed Notes	7,722	7,958
2048 Senior Notes	3,044	3,073
2050 Subordinated Notes	3,414	3,443
Total	$27,551	$28,373

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
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
The Secured Borrowings consist of obligations through repurchase agreements redeemable at maturity with third party lenders. The weighted average remaining maturity of Secured Borrowing I and II is 10.4 years.
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
AMH Credit Facility—On November 23, 2020, AMH as borrower (the “Borrower”) entered into a new credit agreement (the “AMH Credit Facility”) with the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent for the lenders. The AMH Credit Facility refinanced the 2018 AMH Credit Facility listed below. The AMH Credit Facility provides for a $750 million revolving credit facility to the Borrower with a final maturity date of November 23, 2025. The AMH Credit Facility is to remain available until its maturity, and any undrawn revolving commitments bear a commitment fee. The interest rate on the AMH Credit Facility is based on adjusted London Inter-Bank Offered Rate (“LIBOR”) and the applicable margin as of March 31, 2021 was 1.00%. The commitment fee on the $750 million undrawn AMH Credit Facility as of March 31, 2021 was 0.09%.
Borrowings under the AMH Credit Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. The Borrower may incur incremental facilities in respect of the AMH Credit Facility in an aggregate amount not to exceed $250 million plus additional amounts so long as the Borrower is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. As of March 31, 2021, the AMH Credit Facility was undrawn.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
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
As of March 31, 2021, the indentures governing the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2048 Senior Notes and the 2050 Subordinated Notes (the “Indentures”) include covenants that restrict the ability of AMH and, as applicable, the guarantors of the notes under the Indentures to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries, or merge, consolidate or sell, transfer or lease assets. The Indentures also provide for customary events of default.
As of March 31, 2021, the indenture governing the 2039 Senior Secured Guaranteed Notes includes a series of covenants and restrictions customary for transactions of this type, including covenants that (i) require the Issuer to maintain specified reserve accounts to be used to make required payments in respect of the 2039 Senior Secured Guaranteed Notes, (ii) relate to prepayments and related payments of specified amounts, including specified make-whole payments under certain circumstances and (iii) relate to recordkeeping, access to information and similar matters.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following table presents the interest expense incurred related to the Company’s debt:

	For the Three Months Ended March 31,
	2021	2020
Interest Expense:(1)
2018 AMH Credit Facility	—	314
AMH Credit Facility	321	—
2024 Senior Notes	5,163	5,163
2026 Senior Notes	5,628	5,628
2029 Senior Notes	8,229	8,229
2030 Senior Notes	3,460	—
2039 Senior Secured Guaranteed Notes	4,111	4,111
2048 Senior Notes	3,781	3,781
2050 Subordinated Notes	3,742	3,744
AMI Term Facilities/ Secured Borrowings	364	272
Total Interest Expense	$34,799	$31,242
(1)Debt issuance costs incurred are amortized into interest expense over the term of the debt arrangement, as applicable.
11. NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK
The table below presents basic and diluted net income per share of Class A Common Stock using the two-class method:

	Basic and Diluted
	For the Three Months Ended March 31,
	2021	2020
Numerator:
Net Income (Loss) Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$669,726	$(1,005,382)
Dividends declared on Class A Common Stock(1)	(139,180)	(205,602)
Dividends on participating securities(2)	(5,102)	(7,247)
Earnings allocable to participating securities	(19,193)	—	(3)
Undistributed income (loss) attributable to Class A Common Stockholders: Basic	506,251	(1,218,231)
Denominator:
Weighted average number of shares of Class A Common Stock outstanding: Basic and Diluted	230,003,502	226,757,519
Net Income per share of Class A Common Stock: Basic and Diluted(4)
Distributed Income	$0.60	$0.89
Undistributed Income (Loss)	2.21	(5.36)
Net Income (Loss) per share of Class A Common Stock: Basic and Diluted	$2.81	$(4.47)
(1)See note 13 for information regarding the quarterly dividends declared and paid during 2021 and 2020.
(2)Participating securities consist of vested and unvested RSUs that have rights to dividends and unvested restricted shares.
(3)No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A Common Stockholders.
(4)For the three months ended March 31, 2021 and March 31, 2020, all of the classes of securities were determined to be anti-dilutive.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
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
Apollo Global Management, Inc. has one share of Class B common stock, $0.00001 par value per share, of the Company (“Class B Common Stock”) outstanding, which is held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the share of Class B Common Stock is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for shares of Class A Common Stock, subject to the terms of the AGM Inc. Certificate of Incorporation. The Class B Common Stock has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or dividends. The Class B Common Stock has no dividend rights and only a de minimis liquidation right. The Class B Common Stock represented 46.6% and 47.2% of the total voting power of the Company’s Class A Common Stock and Class B Common Stock with respect to the limited matters upon which they were entitled to vote together as a single class pursuant to the Company’s governing documents as of March 31, 2021 and 2020, respectively.
The following table summarizes the anti-dilutive securities.

	For the Three Months Ended March 31,
	2021	2020
Weighted average vested RSUs	1,045,391	1,415,288
Weighted average unvested RSUs	6,970,110	7,088,007
Weighted average AOG Units outstanding(1)	173,821,650	187,172,974
Weighted average unvested restricted shares	704,945	1,179,522
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
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
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
During the three months ended March 31, 2021 and March 31, 2020, the Company awarded Performance Grants of 1.1 million and 1.4 million RSUs to certain employees with a grant date fair value of $48.8 million and $58.6 million, respectively, which vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation. During the three months ended March 31, 2020, the Company modified Plan Grants of 0.5 million RSUs with a grant date fair value of $15.6 million to Performance Grants of 0.5 million RSUs, respectively. The modification did not result in a change to the grant date fair value of the awards, as performance conditions that impact vesting are not considered in the determination of the fair value of an award and the award is otherwise expected to vest under the original terms. In accordance with U.S. GAAP, equity-based compensation expense for these and other Performance Grants will be recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable.
Additionally, the Company entered into an agreement in 2018 with several employees under which RSUs would be granted starting in 2020 if year-over-year growth in certain discretionary earnings metrics were attained prior to grant and they remained employed at the grant date. Once granted, the awards vest subject to continued employment and the Company’s receipt of performance revenues sufficient to cover the associated equity-based compensation expense. In connection with these agreements, the Company granted 0.2 million RSUs with a grant date fair value of $7.5 million that were partially vested and fully expensed during the three months ended March 31, 2021.
The following table summarizes the equity-based compensation expense recognized relating to Performance Grants:

	For the Three Months Ended March 31,
	2021	2020
Equity-based compensation	$26,377	$28,864
The fair value of all RSU grants made during the three months ended March 31, 2021 and 2020 was $150.3 million and $146.6 million, respectively.
The following table presents the actual forfeiture rates and equity-based compensation expense recognized:

	For the Three Months Ended March 31,
	2021	2020
Actual forfeiture rate	0.5%	0.6%
Equity-based compensation	45,105	45,518
The following table summarizes RSU activity:

	Unvested		Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2021	8,978,393		$31.89	1,833,332	10,811,725	(1)
Granted	3,151,584		47.71	—	3,151,584
Forfeited	(57,356)		$42.21	—	(57,356)
Vested	(683,652)		32.84	683,652	—
Issued	—		$—	(2,363,605)	(2,363,605)
Balance at March 31, 2021	11,388,969	(2)	$36.16	153,379	11,542,348	(1)
(1)Amount excludes RSUs which have vested and have been issued in the form of Class A Common Stock.
(2)Includes 7,082,565 Performance Grant RSUs, 3,353,017 Bonus Grant RSUs and 953,387 Plan Grant RSUs.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
As of March 31, 2021, there was $266.3 million of total unrecognized equity-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average term of 2.4 years.
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
Below is a reconciliation of the equity-based compensation allocated to AGM Inc.:

	For the Three Months Ended March 31, 2021
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, Inc.
RSUs, share options and restricted share awards	$48,767	—%	$—	$48,767
Other equity-based compensation awards	7,681	46.5	3,572	4,109
Total equity-based compensation	$56,448		3,572	52,876
Less other equity-based compensation awards(2)			(3,572)	(7,593)
Capital increase related to equity-based compensation			$—	$45,283

	For the Three Months Ended March 31, 2020
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, Inc.
RSUs, share options and restricted share awards	$53,533	—%	$—	$53,533
AHL Awards	(454)	47.1	(214)	(240)
Other equity-based compensation awards	(957)	47.1	(452)	(505)
Total equity-based compensation	$52,122		(666)	52,788
Less other equity-based compensation awards(2)			666	(7,097)
Capital increase related to equity-based compensation			$—	$45,691
(1)Calculated based on average ownership percentage for the period considering issuances of Class A shares or Class A Common Stock, as applicable, during the period.
(2)Includes equity-based compensation reimbursable by certain funds.
13. EQUITY
Common Stock
Holders of Class A Common Stock are entitled to participate in dividends from the Company on a pro rata basis. As of March 31, 2021, the holders of Class A Common Stock had limited voting rights.
During the three months ended March 31, 2021 and 2020, the Company issued shares of Class A Common Stock in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of shares of Class A Common Stock issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of shares of Class A Common Stock issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
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
The table below summarizes the issuance of shares of Class A Common Stock for equity-based awards:

	For the Three Months Ended March 31,
	2021	2020
Shares of Class A Common Stock issued in settlement of vested RSUs and share options exercised(1)	2,363,605	3,691,819
Reduction of shares of Class A Common Stock issued(2)	(943,997)	(1,524,189)
Shares of Class A Common Stock purchased related to share issuances and forfeitures(3)	—	628,657
Issuance of shares of Class A Common Stock for equity-based awards	1,419,608	2,796,287
(1)The gross value of shares issued was $120.3 million and $169.5 million for the three months ended March 31, 2021 and 2020, respectively, based on the closing price of a Class A Common Stock at the time of issuance.
(2)Cash paid for tax liabilities associated with net share settlement was $48.1 million and $69.9 million for the three months ended March 31, 2021 and 2020, respectively.
(3)Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted Class A Common Stock of AGM that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's 2007 Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase Class A Common Stock on the open market and retire them. During the three months ended March 31, 2021 and 2020, we issued 0 and 636,314 of such restricted shares and 269,641 and 139,455 of such RSUs under the 2007 Equity Plan, respectively, and repurchased 0 and 0 Class A Common Stock in open-market transactions not pursuant to a publicly-announced repurchase plan or program, respectively. In addition, there were 0 and 7,657 restricted shares forfeited during the three months ended March 31, 2021 and 2020, respectively.
During the three months ended March 31, 2021, the Company did not repurchase any shares of Class A Common Stock in open market transactions as part of the publicly announced share repurchase program discussed above. During the three months ended March 31, 2020, 2,194,095 shares of Class A Common Stock were repurchased in open market transactions and such shares were subsequently canceled by the Company. The Company paid $64.2 million for these open market share repurchases during the three months ended March 31, 2020.
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
As a result of the conversion to a corporation, (i) each Series A Preferred share representing limited liability company interests of Apollo Global Management, LLC (“AGM LLC”) outstanding immediately prior to the effective time of the conversion converted into one issued and outstanding, fully paid and nonassessable share of Series A Preferred Stock, having a liquidation preference of $25.00 per share, of the Company and (ii) each Series B Preferred share representing limited liability company interests of AGM LLC outstanding immediately prior to the effective time of the conversion converted into one issued and outstanding, fully paid and nonassessable share of Series B Preferred Stock, having a liquidation preference of $25.00 per share, of the Company (the Series A Preferred Stock and the Series B Preferred Stock collectively, the “Preferred Stock”).

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
When, as and if declared by the executive committee of the board of directors of AGM Inc., dividends on the Preferred Stock will be payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2018 for the Series B Preferred Stock, at a rate per annum equal to 6.375%. Dividends on the Preferred Stock are discretionary and non-cumulative. During 2020, quarterly cash dividends were $0.398438 per share of Series A Preferred Stock and Series B Preferred Stock.
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
Dividends and Distributions
The table below presents information regarding the quarterly dividends and distributions which were made at the sole discretion of the executive committee of the board of directors (in millions, except per share data). Certain subsidiaries of AGM Inc. may be subject to U.S. federal, state, local and non-U.S. income taxes at the entity level and may pay taxes and/or make payments under the tax receivable agreement in a given fiscal year; therefore, the net amounts ultimately distributed by AGM Inc. to its Class A Common Stockholders in respect of each fiscal year are generally expected to be less than the net amounts distributed to AOG Unitholders.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

Dividend Declaration Date	Dividend per share of Class A Common Stock	Payment Date	Dividend to Class A Common Stockholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
January 30, 2020	$0.89	February 28, 2020	$205.6	$155.6		$361.2	$7.2
N/A	—	April 15, 2020	—	43.0	(1)	43.0	—
May 1, 2020	0.42	May 29, 2020	96.2	85.7		181.9	3.6
July 30, 2020	0.49	August 31, 2020	112.1	100.0		212.1	4.0
October 29, 2020	$0.51	November 30, 2020	116.7	$104.0		$220.7	$4.1
For the Year Ended December 31, 2020	$2.31		$530.6	$488.3		$1,018.9	$18.9
February 03, 2021	$0.60	February 26, 2021	139.2	121.4		260.6	5.1
For the Three Months Ended March 31, 2021	$0.60		$139.2	$121.4		$260.6	$5.1
(1)    On April 15, 2020 the Company made $0.21 per AOG Unit pro rata distribution, respectively, to the Non-Controlling Interest holders in the Apollo Operating Group, in connection with taxes and payments made under the tax receivable agreement. See note 14 for more information regarding the tax receivable agreement.
Non-Controlling Interests
As discussed in note 1, Athene Holding acquired 29,154,519 non-voting equity interests of the Apollo Operating Group, which as of March 31, 2021 represented a 6.7% economic interest in the Apollo Operating Group. The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended March 31,
	2021	2020
Net income (loss) attributable to Non-Controlling Interests in consolidated entities:
Interest in management companies and a co-investment vehicle(1)	$1,280	$247
Other consolidated entities	69,298	(164,656)
Net income (loss) attributable to Non-Controlling Interests in consolidated entities	$70,578	$(164,409)

Net income (loss) attributable to Non-Controlling Interests in the Apollo Operating Group:
Net income (loss)	$1,518,503	$(2,283,843)
Net income (loss) attributable to Non-Controlling Interests in consolidated entities	(70,578)	164,409
Net income (loss) after Non-Controlling Interests in consolidated entities	1,447,925	(2,119,434)
Adjustments:
Income tax provision (benefit)(2)	203,246	(295,853)
NYC UBT and foreign tax benefit(3)	(5,754)	(7,462)
Net income (loss) in non-Apollo Operating Group entities	(1,249)	8
Series A Preferred Stock Dividends	(4,383)	(4,383)
Series B Preferred Stock Dividends	(4,781)	(4,781)
Total adjustments	187,079	(312,471)
Net income (loss) after adjustments	1,635,004	(2,431,905)
Weighted average ownership percentage of Apollo Operating Group	46.7%	46.2%
Net income (loss) attributable to Non-Controlling Interests in Apollo Operating Group	$769,035	$(1,123,216)

Net income (loss) attributable to Non-Controlling Interests	$839,613	$(1,287,625)
Other comprehensive income (loss) attributable to Non-Controlling Interests	(13,764)	(7,041)
Comprehensive Income (Loss) Attributable to Non-Controlling Interests	$825,849	$(1,294,666)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
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

	As of March 31, 2021	As of December 31, 2020
Due from Related Parties:
Due from credit funds	$187,044	$183,992
Due from private equity funds	25,528	21,169
Due from real assets funds	33,002	28,231
Due from portfolio companies	87,507	80,122
Due from Contributing Partners, employees and former employees	101,628	148,869
Total Due from Related Parties	$434,709	$462,383
Due to Related Parties:
Due to Managing Partners and Contributing Partners	$333,848	$310,230
Due to credit funds	35,590	34,280
Due to private equity funds	108,735	216,899
Due to real assets funds	41,784	47,060
Total Due to Related Parties	$519,957	$608,469
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
As a result of the exchanges of AOG Units for Class A Common Stock during the three months ended March 31, 2021 and 2020, a $25.6 million and $62.5 million liability was recorded, respectively, to estimate the amount of the future expected payments to be made by AGM Inc. and its subsidiaries to the Managing Partners and Contributing Partners pursuant to the tax receivable agreement.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Pursuant to the binding governance term sheet the Company entered into with the Managing Partners, all AOG Units beneficially owned by each holder of AOG Units (other than Athene) will be transferred to a wholly-owned subsidiary of a newly formed holding company (“NewCo”) and one or more of its affiliates in a series of transactions in exchange for (i) such number of shares of Class A common stock of NewCo equal to the aggregate number of AOG Units beneficially owned by such AOG Unit owners as of immediately prior to the mandatory exchange (such AOG Units, the “Outstanding AOG Units”) and (ii) an aggregate amount in cash equal to the product of (a) number of Outstanding AOG Units multiplied by (b) $3.66, payable over a period of four years in equal quarterly installments (the “AOG Unit Payment”); provided, however, that in the event that the Company consummates the transactions contemplated by the Merger Agreement simultaneously with the mandatory exchange, the AOG Unit Payment will be payable over the period between the date on which the transactions contemplated by the Merger Agreement are consummated and the third anniversary of the Mandatory Exchange Date in equal quarterly installments (such transactions collectively, the “mandatory exchange”).
The term sheet also states that the tax receivable agreement will not be applicable for the mandatory exchange, but will remain in effect for any exchanges occurring prior to the mandatory exchange date.
Due from Contributing Partners, Employees and Former Employees
As of March 31, 2021 and December 31, 2020, due from Contributing Partners, Employees and Former Employees includes various amounts due to the Company including employee loans and return of profit sharing distributions. As of March 31, 2021 and December 31, 2020, the balance included interest-bearing employee loans receivable of $17.1 million and $17.5 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.
The Company recorded a receivable from the Contributing Partners and certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of March 31, 2021 and December 31, 2020 of $75.7 million and $124.1 million, respectively.
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
Accordingly, in the event that the Company’s Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions with respect to Fund IV, Fund V and Fund VI, the Company will be obligated to reimburse the Company’s Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. The Company recorded an indemnification liability of $12.8 million and $12.8 million as of March 31, 2021 and December 31, 2020, respectively.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following table presents the general partner obligation to return previously distributed performance allocations related to certain funds by segment:

	As of March 31, 2021	As of December 31, 2020
Credit	$—	$—
Private Equity	107,383	215,011
Real Assets	41,608	46,860
Total general partner obligation	$148,991	$261,871
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

As of March 31, 2021
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
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
As of March 31, 2021 and December 31, 2020, the Company held a 28.5% and an 28.5% ownership interest in the AHL Class A Common Shares, respectively.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
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
Merger Agreement
On March 8, 2021, AGM Inc. entered into the Merger Agreement with AHL, HoldCo, AHL Merger Sub, and AGM Merger Sub.
The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, AGM Inc. and AHL will effect an all-stock merger transaction to combine their respective businesses through: (a) the AHL Merger, with AHL as the surviving entity in the AHL Merger and a direct wholly owned subsidiary of HoldCo and (b) the AGM Merger with AGM as the surviving entity in the AGM Merger and a direct wholly owned subsidiary of HoldCo. The Mergers are intended to become effective concurrently and, upon the consummation of the Mergers, AGM Inc. and AHL will be direct wholly owned subsidiaries of HoldCo. Following the Mergers and the closing of the transactions contemplated by the Merger Agreement, HoldCo will be renamed “Apollo Global Management, Inc.” The transaction is expected to close in January of 2022. The transaction requires the approval of stockholders of both Apollo and AHL, and is subject to, among other things, antitrust and regulatory approvals, and other customary closing conditions.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Upon the terms and subject to the conditions of the Merger Agreement, which has been approved by the boards of directors of both companies, as well as the conflicts committee of AGM’s board and a special committee of certain disinterested members of the board of directors of AHL, at the effective time of the AHL Merger, each issued and outstanding share of AHL Class A common stock, par value $0.001 per share (“AHL shares”) (other than AHL shares held by AHL as treasury shares (including HoldCo, AHL Merger Sub, AGM Merger Sub and the respective controlled funds of AGM Inc. or any direct or indirect wholly owned subsidiary of AGM Inc.)), will be converted automatically into the right to receive 1.149 duly authorized, validly issued, fully paid and nonassessable shares of Class A common stock, par value $0.00001 per share, of HoldCo (such shares, “HoldCo Shares”) and any cash paid in lieu of fractional HoldCo Shares. The exchange ratio is fixed and will not be adjusted for changes in the market value of the AGM Class A Shares or the AHL Shares. No fractional HoldCo Shares will be issued in connection with the AHL Merger, and AHL’s shareholders will receive cash in lieu of any fractional HoldCo Shares.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the AGM Merger, each issued and outstanding share of AGM Inc. Class A shares (other than Class A shares (a) held by AGM Inc. as treasury shares or (b) by AGM Merger Sub or any direct or indirect wholly owned subsidiary of AGM Inc.) will be converted automatically into one (1) HoldCo Share.
At the effective time of the AGM Merger, each of the issued and outstanding series of preferred shares of AGM Inc. will remain issued and outstanding as preferred shares of the AGM Surviving Entity, and at the effective time of the AHL Merger, each of the issued and outstanding preferred shares of AHL will remain issued and outstanding as preferred shares of the AHL Surviving Entity, in each case as described further in the Merger Agreement.
At the effective time of the AHL Merger, each of the issued and outstanding warrants of AHL that is outstanding immediately prior to the effective time of the AHL Merger will, automatically and without any action on the part of the holder of an AHL warrant, remain outstanding in accordance with its terms, or, alternatively, be exchanged for such consideration from HoldCo in connection with the transactions contemplated by the Merger Agreement as may be agreed in writing by AGM Inc. and AHL prior to the effective time of the AHL Merger.
At the effective time of the AHL Merger, each outstanding option to purchase AHL Shares, award of restricted AHL Shares and award of AHL restricted share units will be converted into a similar award (with the same terms and conditions) with respect to HoldCo Shares based on the exchange ratio, in each case, as described further in the Merger Agreement; except that outstanding awards of restricted AHL Shares and AHL restricted share units, in each case, that are subject to performance-based vesting conditions, will convert into time-based awards with respect to HoldCo Shares based on the applicable target-level of performance and will vest at the end of the applicable performance period.
At the effective time of the AGM Merger, each outstanding option to purchase AGM Inc. Class A shares, award of restricted AGM Inc. Class A shares and award of AGM Inc. restricted share units will be converted into a similar award (with the same terms and conditions, including any performance conditions) with respect to HoldCo Shares, in each case, as described further in the Merger Agreement.
The Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement, AGM Inc. will be obligated to pay AHL a cash termination fee of $81.9 million if: (i) the board of directors of AGM Inc. withdraws, suspends, withholds or in any manner adverse to AHL amends its recommendation of approval of the AGM Merger and the Merger Agreement by AGM stockholders, and (ii) AGM Inc. stockholder approval of the AGM Merger and the Merger Agreement is not obtained at the AGM Inc. stockholder meeting at which the AGM Merger and the Merger Agreement is submitted for approval.
Athora
The Company, through ISGI, provides investment advisory services to certain portfolio companies of Apollo funds and Athora, a strategic platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). The Company had commitments to make additional equity investments in Athora of $293.3 million as of March 31, 2021, subject to certain conditions.
Athora Sub-Advised
The Company, through ISGI, provides sub-advisory services with respect to a portion of the assets in certain portfolio companies of Apollo funds and the Athora Accounts. The Company broadly refers to “Athora Sub-Advised” assets as

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
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
The following table presents the revenues earned in aggregate from Athene and Athora:

	For the Three Months Ended March 31,
	2021	2020
Revenues earned in aggregate from Athene and Athora, net(1)(2)	$616,631	$(1,125,493)
(1)    Consisting of management fees, sub-advisory fees, performance revenues (net of related profit sharing expense) and changes in the market value of the Athene Holding shares owned directly by Apollo.
(2)    Gains (losses) on the market value of the shares of Athene Holding owned directly by Apollo were $354.4 million and $(1.3) billion for the three months ended March 31, 2021 and 2020, respectively.
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
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at March 31, 2021. From time to time, this entity is involved in transactions with related parties of Apollo, including portfolio companies of the funds Apollo manages, whereby AGS earns underwriting and transaction fees for its services.
Investment in SPACs
On October 6, 2020, APSG, a SPAC, completed an initial public offering, ultimately raising total gross proceeds of $817 million, including the underwriters’ subsequent partial exercise of their over-allotment option. In a private placement concurrent with the initial public offering, APSG sold warrants to APSG Sponsor, L.P., a subsidiary of Apollo, for total gross proceeds of $18.3 million. APSG Sponsor, L.P. also holds Class B ordinary shares of APSG. Apollo currently consolidates APSG as a voting interest entity, and thus all private placement warrants and Class B ordinary shares are eliminated in consolidation.
On February 12, 2021, APGB, a SPAC, completed an initial public offering, raising total gross proceeds of $690 million, including the underwriters’ exercise in full of their over-allotment option. In a private placement concurrent with the initial public offering, APGB sold warrants to APSG Sponsor II, L.P., a subsidiary of Apollo, for total gross proceeds of $15.6 million. APSG Sponsor II, L.P. also holds Class B ordinary shares of APGB. Apollo currently consolidates APGB as a voting interest entity, and thus all private placement warrants and Class B ordinary shares are eliminated in consolidation.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
15. COMMITMENTS AND CONTINGENCIES
Investment Commitments—As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of March 31, 2021 and December 31, 2020 of $1.0 billion and $1.0 billion, respectively, of which $347.9 million and $348.0 million related to Fund IX.
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of March 31, 2021, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.
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

On December 21, 2017, Harbinger Capital Partners II, LP, Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Harbinger Capital Partners Special Situations GP, LLC, Harbinger Capital Partners Offshore Manager, L.L.C., Global Opportunities Breakaway Ltd. (in voluntary liquidation), and Credit Distressed Blue Line Master Fund, Ltd. (collectively, “Harbinger”) commenced an action in New York Supreme Court captioned Harbinger Capital Partners II LP et al. v. Apollo Global Management LLC, et al. (No. 657515/2017). The complaint named as defendants (i) AGM Inc., (ii) the funds managed by Apollo that invested in SkyTerra Communications, Inc. (“SkyTerra”) equity before selling their interests to Harbinger under an April 2008 agreement that closed in 2010, and (iii) six former SkyTerra directors, five of whom are current or former Apollo employees. The complaint alleged that during the period of Harbinger’s various equity and debt investments in SkyTerra, from 2004 to 2010, the defendants concealed from Harbinger material defects in SkyTerra technology that was to be used to create a new mobile wi-fi network. The complaint alleged that Harbinger would not have made investments in SkyTerra totaling approximately $1.9 billion had it known of the defects, and that the public disclosure of these defects ultimately led to SkyTerra filing for bankruptcy in 2012 (after it had been renamed LightSquared). The complaint asserted claims against (i) all defendants for fraud, civil conspiracy, and negligent misrepresentation, (ii) AGM Inc. and the Apollo-managed funds only for breach of fiduciary duty, breach of contract, and unjust enrichment, and (iii) the SkyTerra director defendants only for aiding and abetting breach of fiduciary duty. The complaint sought $1.9 billion in damages, as well as punitive damages, interest, costs, and fees. This action was stayed from February 14, 2018, through June 12, 2019. On February 14, 2018, the defendants moved the United States Bankruptcy Court for the Southern District of New York to reopen the LightSquared bankruptcy proceeding for the limited purpose of enforcing Harbinger’s assignment and release in that bankruptcy of the claims that it asserted in the New York state court action (the “Bankruptcy Motion”). Briefing and hearing on the Bankruptcy Motion were adjourned while the state court stay was pending. On June 12, 2019, Harbinger voluntarily discontinued the state action without prejudice subject to a tolling agreement, and Apollo voluntarily withdrew the Bankruptcy Motion subject to a right to refile the motion if Harbinger were to refile the state court action. On June 8, 2020, Harbinger refiled its litigation in New York Supreme Court, captioned Harbinger Capital

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Partners II, LP et al. v. Apollo Global Management, LLC et al. (No. 652342/2020).  The complaint adds eight new defendants: two former SkyTerra executives, one former SkyTerra consultant, and five entities (four of whom have since been dismissed) that were Harbinger’s counterparties in a transaction involving TVCC One Six Holdings LLC (“TVCC”).  It also adds three new claims relating to Harbinger’s contention that the new defendants induced Harbinger to buy TVCC to support SkyTerra’s network even though they allegedly knew that the network had material defects. The parties agreed to stay this action until November 15, 2020. On November 23, 2020, Defendants refiled the Bankruptcy Motion, and on November 24, 2020, filed in the state court a motion to stay the state court proceedings pending a ruling by the Bankruptcy Court on the Bankruptcy Motion. On February 1, 2021, the Bankruptcy Court denied the Bankruptcy Motion. On March 31, 2021, Defendants filed their motions to dismiss the New York Supreme Court action. Harbinger’s oppositions to those motions are due on June 15, 2021, and Defendants’ replies are due on July 29, 2021. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

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
On March 7, 2019, plaintiff Elizabeth Morrison filed an amended complaint in an action captioned Morrison v. Ray Berry, et. al., Case No. 12808-VCG, pending in the Delaware Court of Chancery, adding as defendants AGM Inc. and certain AGM Inc. affiliates. The original complaint had only named as defendants certain officers and directors (the “TFM defendants”) of The Fresh Market, Inc. (“TFM”), claiming that those defendants breached their fiduciary duties to the TFM shareholders in connection with their consideration and approval of a merger agreement between TFM and certain entities

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
affiliated with Apollo, including by engaging in a sale process that improperly favored AGM Inc., and/or Apollo Management VIII, L.P., by agreeing to an inadequate price and by filing materially deficient disclosures regarding the transaction. In addition to AGM Inc., the amended complaint added as defendants Apollo Overseas Partners (Delaware 892) VIII, L.P., Apollo Overseas Partners (Delaware) VIII, L.P., Apollo Overseas Partners VIII, L.P., Apollo Management VIII, L.P., AIF VIII Management, LLC, Apollo Management, L.P., Apollo Management GP, LLC, Apollo Management Holdings, L.P., Apollo Management Holdings GP, LLC, APO Corp., AP Professional Holdings, L.P., Apollo Advisors VIII, L.P., Apollo Investment Fund VIII, L.P., Pomegranate Holdings, Inc., and other defendants. The amended complaint alleged that the Apollo defendants aided and abetted the breaches of fiduciary duties by the TFM defendants. After the defendants moved to dismiss the complaint on May 1, 2019, Plaintiff filed a second amended complaint on June 3, 2019, maintaining the same claim against the same Apollo defendants as the prior complaint. Defendants moved to dismiss the second amended complaint on July 12, 2019. On December 31, 2019, the court issued a decision dismissing certain of the TFM defendants while denying the motions of others. The court deferred ruling on the motions filed by several defendants, including the Apollo-affiliated defendants. On June 1, 2020, the Court granted the Apollo-affiliated defendants’ motion to dismiss, but the case remained pending against the officer defendants and TFM’s financial advisor in the transaction. On March 12, 2021, a settlement among the Plaintiff and the remaining defendants was publicly disclosed. The court scheduled a settlement hearing for July 7, 2021.
On October 21, 2019, a putative class action complaint was filed in the Delaware Court of Chancery against Presidio, Inc. (“Presidio”), all of the members of Presidio’s board of directors (including five directors who are affiliated with Apollo), and BC Partners Advisors L.P. and Port Merger Sub, Inc. (together, “BCP”) challenging the then-pending acquisition of Presidio by BCP (the “Presidio Merger”). The action is captioned Firefighters Pension System of City of Kansas City, Missouri Trust v. Presidio, Inc. et al, C.A. No. 2019-0839-JTL. The original complaint alleged that the Presidio directors breached their fiduciary duties in connection with the negotiation of the Presidio Merger and that the disclosures Presidio made in its filings with the SEC in connection with the Presidio Merger omitted material information, and that BCP aided and abetted those alleged breaches. On November 5, 2019, the Court of Chancery held a hearing on a motion by plaintiffs to preliminarily enjoin the stockholder vote and denied that motion. On January 28, 2020, following the closing of the Presidio Merger, plaintiffs filed an amended class action complaint, adding as defendants AGM Inc. and AP VIII Aegis Holdings, L.P. (together, the “Apollo Defendants”) and LionTree Advisors, LLC (Presidio’s financial advisor in connection with the Presidio Merger). The amended complaint alleges, among other things, that the Presidio directors breached their fiduciary duties in connection with the Presidio Merger, that the filings with the SEC in connection with the Presidio Merger omitted material information, that the Apollo Defendants were controlling stockholders of Presidio and breached their alleged fiduciary duties to Presidio’s public stockholders, and that BCP, LionTree and the Apollo Defendants aided and abetted breaches of fiduciary duties. The amended complaint seeks, among other relief, declaratory relief, class certification, and unspecified money damages. The defendants completed briefing on motions to dismiss the amended complaint on April 30, 2020. On January 29, 2021, the Court of Chancery issued an opinion and accompanying orders granting the Apollo Defendants’ motion to dismiss, granting the motions to dismiss filed by the directors other than Presidio’s CEO, and denying motions to dismiss as to BCP, Liontree, and Presidio’s CEO. Apollo believes the claims in this action are without merit.
On November 1, 2019, plaintiff Benjamin Fongers filed a putative class action in Illinois Circuit Court, Cook County, against CareerBuilder, LLC (“CareerBuilder”) and AGM Inc. Plaintiff alleges that in March 2019, CareerBuilder changed its compensation plan so that sales representatives such as Fongers would (i) receive reduced commissions; and (ii) only be able to receive commissions for accounts they originated that were not reassigned to anyone else, a departure from the earlier plan.  Plaintiff also claims that the plan applied retroactively to deprive sales representatives of commissions to which they were earlier entitled.  Plaintiff alleges that AGM Inc. exercises complete control over CareerBuilder and thus, CareerBuilder acts as AGM Inc.’s agent.  Based on these allegations, Plaintiff alleges claims against both defendants for breach of written contract, breach of implied contract, unjust enrichment, violation of the Illinois Sales Representative Act, and violation of the Illinois Wage and Payment Collection Act. The defendants removed the action to the Northern District of Illinois on December 5, 2019, and Plaintiff moved to remand on January 6, 2020. On October 21, 2020, the District Court granted the motion to remand. On January 11, 2021, the District Court ordered the Clerk of Court to take the necessary steps to transfer the case back to Illinois Circuit Court, Cook County. On March 8, 2021, Plaintiff filed a motion under 28 U.S.C. § 1447(c) to recover attorneys’ fees of approximately $35,000 for the remand briefing. Defendants filed their opposition on March 31, 2021, and Plaintiff replied on April 14, 2021. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
In March 2020, Frank Funds, which claims to be a former shareholder of MPM Holdings, Inc. (“MPM”), commenced an action in the Delaware Court of Chancery, captioned Frank Funds v. Apollo Global Management, Inc., et al., C.A. No. 2020-0130, against AGM Inc., certain former MPM directors (including three Apollo officers and employees), and members of the consortium that acquired MPM in a May 2019 merger. The complaint asserts, on behalf of a putative class of

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
former MPM shareholders, a claim against Apollo for breach of its fiduciary duties as MPM’s alleged controlling shareholder in connection with the May 2019 merger in which a consortium acquired MPM. Frank Funds seeks unspecified compensatory damages. Apollo believes the claims in this action are without merit. On July 1, 2020, Apollo moved to dismiss the complaint; briefing on that motion did not occur because the complaint was superseded, as described herein. On July 23, 2019, a group of former MPM shareholders filed an appraisal petition in Delaware Chancery Court seeking the fair value of their MPM shares that were purchased through MPM’s May 15, 2019 merger with a consortium of buyers, in an action captioned In re Appraisal of MPM Holdings, Inc., C.A. No. 2019-0519 (Del. Ch.). While Apollo was not a party to the appraisal action, it was served a document subpoena on October 22, 2019, to which it responded. On June 3, 2020, petitioners moved for leave to file a verified amended appraisal petition and class-action complaint that included claims for breach of fiduciary duty and/or aiding and abetting breaches of fiduciary duty against AGM Inc., the Apollo-affiliated fund that owned MPM’s shares before the merger, certain former MPM directors (including three Apollo employees), and members of the consortium that acquired MPM, based on alleged actions related to the May 2019 merger. The petitioners also sought to consolidate their appraisal proceeding with the Frank Funds action, and notified the Delaware Chancery Court via letter on September 23, 2020, that they had reached an agreement in principle with Frank Funds to consolidate the two cases. On November 13, 2020, the Chancery Court granted the parties’ stipulated order to consolidate the two matters, and on December 21, 2020, the Chancery Court granted petitioners’ motion for leave to file the proposed amended complaint. This new consolidated action is captioned In Re MPM Holdings Inc. Appraisal and Stockholder Litigation, C.A. No. 2019-0519 (Del Ch.). Defendants filed motions to dismiss the amended complaint on February 19, 2021. On March 18, 2021, the Chancery Court entered the parties’ stipulated proposed scheduling order, under which the motions to dismiss will be fully briefed on July 26, 2021. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On March 12, 2020, AGM Inc. and several investment funds managed by subsidiaries of AGM Inc. (the “Apollo Funds”) were added as defendants in a class action filed by plaintiff Zachary Blair on December 7, 2017, in the Superior Court of California.  Plaintiff alleges he is a former employee of Classic Party Rentals, a party equipment rental company previously owned by the Apollo Funds. Plaintiff alleges that Classic Party Rentals failed to comply with California wage and hour and related laws, and also has asserted claims based on various provisions of the California labor code and California’s unfair competition laws. On October 11, 2019, the court certified a class of current and former non-exempt drivers, assistant drivers, and organizer employees of Classic Party Rentals who were paid on an hourly basis and who worked at Classic Party Rentals in California at any time from December 7, 2013, through the date of the class certification order. After being served with the Complaint in July 2020, a co-defendant removed the matter to the U.S. District Court for the Eastern District of California on August 24, 2020, and AGM Inc. filed a motion to dismiss all claims against it on September 23, 2020. On March 24, 2021, the court granted AGM Inc.’s motion to dismiss and the court dismissed the complaint without prejudice. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On May 29, 2020, plaintiff Vrajeshkumar Patel filed a putative stockholder derivative and class action complaint in the Delaware Court of Chancery against Talos Energy, Inc. (“Talos”), all of the members of Talos’s board of directors (including two Apollo partners), Riverstone Holdings, LLC (“Riverstone”), AGM Inc., and Guggenheim Securities, LLC in connection with the acquisition of certain assets from Castex Energy 2014, LLC and ILX Holdings, LLC in February 2020. The complaint asserts, on behalf of a putative class of shareholders and Talos, direct and derivative claims against Apollo, Riverstone, and the individual defendants for breach of their fiduciary duties. The plaintiff alleges that Apollo and Riverstone comprise a controlling shareholder group. The complaint seeks, among other relief, class certification and unspecified money damages. On August 4, 2020, the defendants filed motions to dismiss the complaint in its entirety. The motion is now fully briefed and oral argument was held on February 19, 2021. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On August 4, 2020, a putative class action complaint was filed in the United States District Court for the District of Nevada against PlayAGS Inc. (“PlayAGS”), all of the members of PlayAGS’s board of directors (including three directors who are affiliated with Apollo), certain underwriters of PlayAGS (including Apollo Global Securities, LLC), as well as AGM Inc., Apollo Investment Fund VIII, L.P., Apollo Gaming Holdings, L.P., and Apollo Gaming Voteco, LLC (these last four parties, together, the “Apollo Defendants”). The complaint asserts claims arising under the Securities Act of 1933 in connection with certain secondary offerings of PlayAGS stock conducted in August 2018 and March 2019, alleging that the registration statements issued in connection with those offerings did not fully disclose certain business challenges facing PlayAGS. Such claims are asserted against all defendants, including Apollo Global Securities, LLC and the Apollo Defendants, as well as all directors (including the directors affiliated with Apollo). The complaint further asserts a control person claim under Section 20(a) of the Securities Exchange Act of 1934 against the Apollo Defendants and the director defendants (including the directors

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
affiliated with Apollo), alleging that the Apollo Defendants and the director defendants were responsible for certain misstatements and omissions by PlayAGS about its business during a putative class period from May 3, 2018 through August 7, 2019. Plaintiffs filed a consolidated amended complaint on January 21, 2021, and they filed a further amended complaint on March 25, 2021. A responsive pleading is due by May 24, 2021. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
Commitments and Contingencies—Other long-term obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of March 31, 2021, fixed and determinable payments due in connection with these obligations were as follows:

	Remaining 2021	2022	2023	2024	2025	Thereafter	Total
Other long-term obligations	$25,226	$3,482	$1,998	$812	$704	$704	$32,926
Contingent Obligations—Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through March 31, 2021 and that would be reversed approximates $3.7 billion. Management views the possibility of all of the investments becoming worthless as remote. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of March 31, 2021, AGS had an unfunded contingent commitment of $50.6 million outstanding related to such commitments. The commitment expired on April 1, 2021 with no funding on the part of AGS. As of December 31, 2019, there were no open underwriting commitments.
In connection with the launch of Apollo Debt Solutions, a non-traded business development company (“BDC”), the Company agreed to guarantee a commitment to purchase the underlying portfolio investment, in the event the BDC does not raise sufficient third party capital. The Company’s maximum commitment is $500 million, and is fully backstopped by an unconsolidated related party fund. The likelihood of performance under the guarantee arrangement is determined to be remote.
Merger Agreement Termination Fee—In connection with the merger with Athene Holding, the Merger Agreement contains certain termination rights and provides that, upon termination of the Merger Agreement, AGM Inc. will be obligated to pay AHL a cash termination fee of $81.9 million. See note 14 for further disclosure regarding the Merger Agreement and termination fee.
Contingent Consideration—In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future performance revenues earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future performance revenue payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the remaining contingent obligation was $113.2 million and $119.8 million as of March 31, 2021 and December 31, 2020, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
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
16. SEGMENT REPORTING
Apollo conducts its business primarily in the United States through three reportable segments: credit, private equity and real assets. Segment information is utilized by our chief operating decision maker to assess performance and to allocate resources. These segments were established based on the nature of investment activities in each underlying fund, including the specific type of investment made and the level of control over the investment.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
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
The following tables present financial data for Apollo’s reportable segments.

	As of and for the Three Months Ended March 31, 2021
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$268,031	$122,268	$58,370	$448,669
Advisory and transaction fees, net	33,130	21,331	1,034	55,495
Performance fees(1)	8,771	—	—	8,771
Fee Related Revenues	309,932	143,599	59,404	512,935
Salary, bonus and benefits	(69,379)	(58,749)	(29,243)	(157,371)
General, administrative and other	(36,629)	(21,129)	(10,890)	(68,648)
Placement fees	(477)	—	—	(477)
Fee Related Expenses	(106,485)	(79,878)	(40,133)	(226,496)
Other income (loss), net of Non-Controlling Interest	(559)	723	53	217
Fee Related Earnings	202,888	64,444	19,324	286,656
Realized performance fees	14,371	70,921	21,462	106,754
Realized profit sharing expense	(7,954)	(37,590)	(12,212)	(57,756)
Net Realized Performance Fees	6,417	33,331	9,250	48,998
Realized principal investment income, net(2)	1,847	21,703	3,084	26,634
Net interest loss and other	(13,785)	(13,498)	(6,223)	(33,506)
Segment Distributable Earnings(3)	$197,367	$105,980	$25,435	$328,782
Total Assets(3)	$5,314,947	$4,417,025	$746,703	$10,478,675
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended March 31, 2020
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$208,229	$125,268	$48,871	$382,368
Advisory and transaction fees, net	15,267	20,343	1,122	36,732
Performance fees(1)	2,404	—	—	2,404
Fee Related Revenues	225,900	145,611	49,993	421,504
Salary, bonus and benefits	(57,008)	(42,480)	(24,533)	(124,021)
General, administrative and other	(35,373)	(21,994)	(10,986)	(68,353)
Placement fees	(306)	(107)	—	(413)
Fee Related Expenses	(92,687)	(64,581)	(35,519)	(192,787)
Other loss, net of Non-Controlling Interest	(663)	23	(21)	(661)
Fee Related Earnings	132,550	81,053	14,453	228,056
Realized performance fees	25,861	1,143	38,742	65,746
Realized profit sharing expense	(25,557)	(1,447)	(38,742)	(65,746)
Net Realized Performance Fees	304	(304)	—	—
Realized principal investment income, net(2)	1,374	542	3,667	5,583
Net interest loss and other	(17,114)	(15,674)	(4,346)	(37,134)
Segment Distributable Earnings (3)	$117,114	$65,617	$13,774	$196,505
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
     The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments:

	For the Three Months Ended March 31,
	2021	2020
Total Consolidated Revenues	$2,294,700	$(1,469,086)
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(33,555)	(35,841)
Adjustments related to consolidated funds and VIEs(1)	42,424	(1,451)
Performance fees(2)	(1,397,252)	1,734,435
Principal investment (income) loss	(393,382)	193,447
Total Fee Related Revenues	512,935	421,504
Realized performance fees	106,754	65,746
Realized principal investment income, net and other	26,634	4,741
Total Segment Revenues	$646,323	$491,991
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments:

	For the Three Months Ended March 31,
	2021	2020
Total Consolidated Expenses	$1,021,744	$(328,434)
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(39,602)	(32,211)
Reclassification of interest expenses	(34,799)	(31,242)
Transaction-related charges, net(1)	(20,094)	21,399
Charges associated with corporate conversion	—	(1,064)
Equity-based compensation	(16,158)	(14,070)
Total profit sharing expense(2)	(681,620)	580,949
Dividend-related compensation expense	(2,975)	(2,540)
Total Fee Related Expenses	226,496	192,787
Realized profit sharing expense	57,756	65,746
Total Segment Expenses	$284,252	$258,533
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
(2)Includes unrealized profit sharing expense, realized profit sharing expense and equity based profit sharing expense and other.
The following table reconciles total consolidated other income (loss) to total other loss for Apollo’s reportable segments:

	For the Three Months Ended March 31,
	2021	2020
Total Consolidated Other Income (Loss)	$448,793	$(1,439,044)
Adjustments related to consolidated funds and VIEs(1)	(107,402)	166,465
Loss from change in tax receivable agreement liability	(1,941)	—
Net (gains) losses from investment activities	(355,149)	1,264,244
Interest income and other, net of Non-Controlling Interest	15,916	7,674
Other Income, net of Non-Controlling Interest	217	(661)
Net interest loss and other	(33,506)	(36,292)
Total Segment Other Loss	$(33,289)	$(36,953)
(1)Represents the addition of other income of consolidated funds and VIEs.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following table presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Segment Distributable Earnings:

	For the Three Months Ended March 31,
	2021	2020
Income before income tax (provision) benefit	$1,721,749	$(2,579,696)
Transaction-related charges(1)	20,094	(21,399)
Charges associated with corporate conversion(2)	—	1,064
Loss from change in tax receivable agreement liability	(1,941)	—
Net income attributable to Non-Controlling Interests in consolidated entities	(70,578)	164,409
Unrealized performance fees	(1,290,499)	1,800,181
Unrealized profit sharing expense	588,992	(681,183)
Equity-based profit sharing expense and other(3)	34,872	34,488
Equity-based compensation	16,158	14,070
Unrealized principal investment (income) loss	(363,773)	201,570
Unrealized net (gains) losses from investment activities and other	(326,292)	1,263,001
Segment Distributable Earnings	$328,782	$196,505
(1)    Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions, and restructuring charges.
(2)    Represents expenses incurred in relation to the conversion to a corporation.
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
The following table presents the reconciliation of Apollo’s total reportable segment assets to total assets:

	As of March 31, 2021	As of December 31, 2020
Total reportable segment assets	$10,478,675	$8,681,467
Adjustments(1)	16,931,463	14,987,617
Total assets	$27,410,138	$23,669,084
(1)    Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.
17. SUBSEQUENT EVENTS
Dividends
On May 4, 2021, the Company declared a cash dividend of $0.50 per share of Class A Common Stock, which will be paid on May 28, 2021 to holders of record at the close of business on May 20, 2021.
On May 4, 2021, the Company declared a cash dividend of $0.398438 per share of Series A Preferred Stock and Series B Preferred Stock, which will be paid on June 15, 2021 to holders of record at the close of business on June 1, 2021.

ITEM 1A. UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of March 31, 2021
	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$1,716,867	$1,129	$—	$1,717,996
Restricted cash and cash equivalents	17,691	690,023	—	707,714
U.S. Treasury securities, at fair value	—	817,128	—	817,128
Investments	6,980,530	409	(280,122)	6,700,817
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	1,007,886	—	1,007,886
Investments, at fair value	—	15,160,687	(574,381)	14,586,306
Other assets	—	183,806	(966)	182,840
Incentive fees receivable	3,854	—	—	3,854
Due from related parties	510,828	(2,964)	(73,155)	434,709
Deferred tax assets, net	380,992	—	—	380,992
Other assets	458,029	2,472	(490)	460,011
Lease assets	292,927	—	—	292,927
Goodwill	116,958	—	—	116,958
Total Assets	$10,478,676	$17,860,576	$(929,114)	$27,410,138
Liabilities, Redeemable non-controlling interests and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$128,319	$2,373	$(1)	$130,691
Accrued compensation and benefits	96,251	—	—	96,251
Deferred revenue	126,032	—	—	126,032
Due to related parties	520,314	3,800	(4,157)	519,957
Profit sharing payable	1,338,651	—	—	1,338,651
Debt	3,152,750	—	—	3,152,750
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	9,207,474	(362,067)	8,845,407
Notes payable	—	2,532,877	(101,356)	2,431,521
Other liabilities	—	1,129,189	(53,853)	1,075,336
Due to related parties	—	32,898	(32,898)	—
Other liabilities	356,740	122,627	(18,366)	461,001
Lease liabilities	333,670	—	—	333,670
Total Liabilities	6,052,727	13,031,238	(572,698)	18,511,267

Redeemable non-controlling interests:
Redeemable non-controlling interests	—	1,394,703	6,027	1,400,730
Stockholders’ Equity:
Apollo Global Management, Inc. stockholders’ equity:
Series A Preferred Stock	264,398	—	—	264,398
Series B Preferred Stock	289,815	—	—	289,815
Additional paid in capital	934,857	(41,353)	14,691	908,195
Retained earnings (accumulated deficit)	487,997	364,255	(374,909)	477,343
Accumulated other comprehensive income (loss)	(2,500)	2,139	(2,225)	(2,586)
Total Apollo Global Management, Inc. stockholders’ equity	1,974,567	325,041	(362,443)	1,937,165
Non-Controlling Interests in consolidated entities	5,211	3,109,594	—	3,114,805
Non-Controlling Interests in Apollo Operating Group	2,446,171	—	—	2,446,171
Total Stockholders’ Equity	4,425,949	3,434,635	(362,443)	7,498,141
Total Liabilities, Redeemable non-controlling interests and Stockholders’ Equity	$10,478,676	$17,860,576	$(929,114)	$27,410,138

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of December 31, 2020
	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$1,555,252	$265	$—	$1,555,517
Restricted cash	17,708	—	—	17,708
U.S. Treasury securities, at fair value	—	816,985	—	816,985
Investments	5,244,465	334	(249,388)	4,995,411
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	893,306	—	893,306
Investments, at fair value	—	13,878,603	(562,587)	13,316,016
Other assets	—	290,264	—	290,264
Incentive fees receivable	5,231	—	—	5,231
Due from related parties	543,169	(4)	(80,782)	462,383
Deferred tax assets, net	539,244	—	—	539,244
Other assets	364,342	1,118	(497)	364,963
Lease assets	295,098	—	—	295,098
Goodwill	116,958	—	—	116,958
Total Assets	$8,681,467	$15,880,871	$(893,254)	$23,669,084
Liabilities, Redeemable non-controlling interests and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$119,784	$198	$—	$119,982
Accrued compensation and benefits	82,343	—	—	82,343
Deferred revenue	30,369	—	—	30,369
Due to related parties	608,455	1,871	(1,857)	608,469
Profit sharing payable	842,677	—	—	842,677
Debt	3,155,221	—	—	3,155,221
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	9,022,414	(361,899)	8,660,515
Notes payable	—	2,574,879	(102,908)	2,471,971
Other liabilities	—	836,181	(63,136)	773,045
Due to related parties	—	23,898	(23,898)	—
Other liabilities	267,023	28,589	—	295,612
Lease liabilities	332,915	—	—	332,915
Total Liabilities	5,438,787	12,488,030	(553,698)	17,373,119

Redeemable non-controlling interests:
Redeemable non-controlling interests	—	782,702	—	782,702
Stockholders’ Equity:
Apollo Global Management, Inc. stockholders’ equity:
Series A Preferred stock	264,398	—	—	264,398
Series B Preferred stock	289,815	—	—	289,815
Additional paid in capital	877,173	(12,928)	12,928	877,173
Retained earnings (accumulated deficit)	—	334,998	(334,998)	—
Accumulated other comprehensive income (loss)	(2,044)	17,459	(17,486)	(2,071)
Total Apollo Global Management, Inc. stockholders’ equity	1,429,342	339,529	(339,556)	1,429,315
Non-Controlling Interests in consolidated entities	5,118	2,270,610	—	2,275,728
Non-Controlling Interests in Apollo Operating Group	1,808,220	—	—	1,808,220
Total Stockholders’ Equity	3,242,680	2,610,139	(339,556)	5,513,263
Total Liabilities and Stockholders’ Equity	$8,681,467	$15,880,871	$(893,254)	$23,669,084

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Apollo Global Management, Inc.’s condensed consolidated financial statements and the related notes included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the sections entitled “Risk Factors” in this report and our Form 10-K for the Year Ended December 31, 2020 filed with the SEC on February 19, 2021 (the “2020 Annual Report”). The highlights listed below have had significant effects on many items within our condensed consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.
General
Our Businesses
Founded in 1990, Apollo is a leading global alternative investment manager. We are a contrarian, value-oriented investment manager in credit, private equity and real assets with significant distressed expertise and a flexible mandate in the majority of our funds which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by Joshua Harris and Marc Rowan, who have worked together for more than 34 years and lead a team of 1,725 employees, including 546 investment professionals, as of March 31, 2021.
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
As of March 31, 2021, we had total AUM of $461.1 billion across all of our businesses. More than 90% of our total AUM was in funds with a contractual life at inception of five years or more, and 58% of such AUM was in permanent capital vehicles.

The following table presents the gross and net returns for Apollo’s credit segment by category type:

	Gross Returns	Net Returns
Category	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2021
Corporate Credit	2.6%	2.2%
Structured Credit	5.3%	4.9%
Direct Origination	6.3%	5.2%
On December 31, 2017, Fund IX held its final closing, raising a total of $23.5 billion in third-party capital and approximately $1.2 billion of additional capital from Apollo and affiliated investors for total commitments of $24.7 billion. On December 31, 2013, Fund VIII held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of March 31, 2021, Fund VIII had $2.5 billion of uncalled commitments remaining. Additionally, Fund VII held a final closing in December 2008, raising a total of $14.7 billion, and as of March 31, 2021, Fund VII had $1.8 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through March 31, 2021. Apollo’s private equity fund appreciation was 22.0% for the three months ended March 31, 2021.
For our real assets segment, there was a total gross return of 3.6% for the three months ended March 31, 2021, which represents gross return for our real estate equity funds and their co-investment capital, the European principal finance funds, and infrastructure equity funds.
For further detail related to fund performance metrics across all of our businesses, see “—The Historical Investment Performance of Our Funds.”

Holding Company Structure
The diagram below depicts our current organizational structure:

Managing Partners
100% of LP Units
BRH Holdings GP, Ltd. (Class B Common Stock)(2)(5)
GP
BRH Holdings, L.P.(3)
90.5% of LP Units
9.5% of LP Units
Contributing Partners
GP
Class A Stockholders (Class A Common Stock)(1)
AGM Management, LLC(5) (Class C Common Stock)
AP Professional Holdings, L.P.(4)
Athene Holding Ltd. (6.7% of Apollo Operating Group Units)(7)
39.8% of the LP or LLC interests of each Apollo Operating Group Entity
Apollo Global Management, Inc.
(53.5% of Apollo Operating Group Units)(6)
Intermediate Holding Companies
100%
APO Asset Co., LLC
APO (FC), LLC
APO (FC III), LLC
APO UK (FC), Limited
APO (FC II), LLC
APO Corp.
53.5% of the LP or LLC interests of certain Apollo Operating Group Entities
Apollo Operating Group

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of May 5, 2021. As of May 5, 2021, there were 232,319,372 Class A shares, 1 Class B share and 1 Class C share issued and outstanding, and 172,847,493 AOG Units held by Holdings that are exchangeable for Class A shares on a one-for-one basis. In addition, as of May 5, 2021, Athene held 29,154,519 AOG Units that are non-voting equity interests of the Apollo Operating Group and are not exchangeable for Class A shares.
(1)As of May 5, 2021, the Class A shares represented 9.2% of the total voting power of the Class A shares, the Class B share and the Class C share, voting together as a single class, with respect to General Stockholder Matters. As of May 5, 2021, the Class A shares represented 53.5% of the total voting power of the Class A shares and the Class B share with respect to certain matters upon which they are entitled to vote pursuant to the certificate of incorporation of AGM Inc. (“COI”).
(2)Our Managing Partners own BRH Holdings GP, Ltd., which in turn holds our only outstanding Class B share. As of May 5, 2021, the Class B share represented 8.0% of the total voting power of the Class A shares, the Class B share and the Class C share, voting together as a single class, with respect to General Stockholder Matters, and a de minimus economic interest in AGM Inc. As of May 5, 2021, the Class B share represented 46.6% of the total voting power of the Class A shares and the Class B share with respect to certain matters upon which they are entitled to vote as a single class.
(3)Through BRH Holdings, L.P., our Managing Partners indirectly beneficially own through estate planning vehicles, limited partner interests in Holdings. Our Managing Partners’ economic interests are represented by their indirect beneficial ownership, through Holdings, of 36.0% of the limited partner interests in the Apollo Operating Group.
(4)Holdings owns 39.8% of the limited partner or limited liability company interests in each Apollo Operating Group entity. The AOG Units held by Holdings are exchangeable for Class A shares. Our Managing Partners, through their interests in BRH and Holdings, beneficially own 36.0% of the AOG Units. Our Contributing Partners, through their interests in Holdings, beneficially own 3.8% of the AOG Units.
(5)BRH Holdings GP, Ltd. is the sole member of AGM Management, LLC, which in turns holds our only outstanding Class C share. The Class C share bestows to its holder certain management rights over AGM Inc. As of May 5, 2021, the Class C share represented 82.8% of the total voting power of the Class A shares, the Class B share and the Class C share, voting together as a single class, with respect to General Stockholder Matters, and a de minimus economic interest in AGM Inc.
(6)Represents 53.5% of the limited partner or limited liability company interests in each Apollo Operating Group entity, held through the intermediate holding companies. AGM Inc. also indirectly owns 100% of the general partner or managing member interests in each Apollo Operating Group entity.

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
On March 8, 2021, we announced that we entered into a binding governance term sheet with the Managing Partners. The term sheet sets forth a number of changes to our governance structure and a timeline for their implementation, including changes relating to:
• composition and size of our board of directors;
• Board committees, including to create a nominating and corporate governance committee, a compensation committee, and a new executive committee. The new executive committee will for the first year consist of Jay Clayton, as the committee’s Chairman, and the Managing Partners. Each of the Managing Partners will serve on the new executive committee for so long as he satisfies the specified ownership threshold; and
• elimination of the Up-C structure – as promptly as practicable following the receipt of all required regulatory approvals:
• the single Class B share that is held by BRH Holdings GP, Ltd. will be converted into shares of Series I Preferred Stock of AGM Inc. equal in number to the outstanding AOG Units and entitled to one vote per share on each matter properly presented to the stockholders of AGM Inc.;
• upon the issuance of the Series I Preferred Stock, the Managing Partners shall cause AGM Management, LLC to surrender to the Company the sole Class C share;
• on or prior to June 30, 2022, as designated by us, which date will coincide with the consummation of the transactions contemplated by the Merger Agreement, provided that if the transactions contemplated by the Merger Agreement not have been consummated by June 30, 2022, then the mandatory exchange date will be June 30, 2022 (such date, the “Mandatory Exchange Date”), a wholly-owned subsidiary of a newly formed holding company (“NewCo”) will merge with and into AGM Inc., with AGM Inc. to be the surviving company in the merger. Upon consummation of this merger, each holder of a share of Class A common stock will receive on a tax-free basis shares of Class A common stock of NewCo and will no longer hold any equity interests in the Company;
• on the Mandatory Exchange Date all AOG Units beneficially owned by each holder of AOG Units (other than Athene) will be transferred to NewCo and one or more of its affiliates in a series of transactions in exchange for (i) such number of shares of Class A common stock of NewCo equal to the aggregate number of AOG Units beneficially owned by such AOG Unit owners as of immediately prior to the mandatory exchange (such AOG Units, the “Outstanding AOG Units”) and (ii) an aggregate amount in cash equal to the product of (a) number of Outstanding AOG Units multiplied by (b) $3.66, payable over a period of four years in equal quarterly installments (the “AOG Unit Payment”); provided, however, that in the event that we consummate the transactions contemplated by the Merger Agreement simultaneously with the mandatory exchange, the AOG Unit Payment will be payable over the period between the date on which the transactions contemplated by the Merger Agreement are consummated and the third anniversary of the Mandatory Exchange Date in equal quarterly installments (such transactions collectively, the “mandatory exchange”).
The term sheet also states that the tax receivable agreement will not be applicable for the mandatory exchange, but will remain in effect for any exchanges occurring prior to the Mandatory Exchange Date.
The parties to the term sheet agreed that, upon the surrender of the Class C share, the Company will provide each Managing Partner with certain stockholder rights set forth in a stockholder agreement, as provided in the term sheet.
Implementation of the provisions of the term sheet remains subject to regulatory and stockholder approvals, and there can be no certainty on the consummation or the timing of these changes.
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
In the U.S., the S&P 500 Index increased by 5.8% during the first quarter of 2021, following an increase of 11.7% during the fourth quarter of 2020. Global equity markets also appreciated during the quarter, with the MSCI All Country World ex USA Index increasing 4.2% following an increase of 15.9% in the fourth quarter of 2020.
Conditions in the credit markets also have a significant impact on our business. Credit markets were positive in 2021, with the BofAML HY Master II Index increasing by 0.9%, while the S&P/LSTA Leveraged Loan Index increased by 1.0%. The U.S. 10-year Treasury yield at the end of the quarter was 1.74%. The Federal Reserve kept the benchmark interest rate steady during the last twelve months at a target range of 0% to 0.25%.
Foreign exchange rates can materially impact the valuations of our investments and those of our funds that are denominated in currencies other than the U.S. dollar. Relative to the U.S. dollar, the Euro depreciated 4.0% during the quarter, after appreciating by 4.2% in the fourth quarter of 2020, while the British pound appreciated 0.9% during the quarter, after appreciating 5.7% in the fourth quarter of 2020. The price of crude oil appreciated by 21.9% during the quarter, after appreciating by 20.6% during the fourth quarter of 2020.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 6.4% in the first quarter of 2021, following an increase of 4.3% in the fourth quarter of 2020. As of April 2021, the International Monetary Fund estimated that the U.S. economy will expand by 6.4% in 2021 and 3.5% in 2022. The U.S. Bureau of Labor Statistics reported that the U.S. unemployment rate decreased to 6.0% as of March 31, 2021.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its fund investors by focusing on opportunities that management believes are often overlooked by other investors. As such, Apollo’s global integrated investment platform deployed $24.9 billion of capital through the funds it manages during the three months ended March 31, 2021. Drawdown capital deployed was $2.7 billion during the three months ended March 31, 2021. We believe Apollo’s expertise in credit and its focus on nine core industry sectors, combined with more than 31 years of investment experience, has allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors include chemicals, manufacturing and industrial, natural resources, consumer and retail, consumer services, business services, financial services, leisure, and media/telecom/technology. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods.
In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities, such as continuing to grow the assets of our permanent capital vehicles. As such, Apollo had $13.4 billion of capital inflows during the three months ended March 31, 2021. Apollo returned $3.7 billion of capital and realized gains to the investors in the funds it manages during the three months ended March 31, 2021, respectively.
On October 20, 2020, at a regularly scheduled meeting of AGM Inc.’s board of directors, Apollo’s former Chairman and Chief Executive Officer, Leon Black, requested that the conflicts committee of the board of directors (comprised of independent directors) retain outside counsel to conduct a thorough review of, and independently confirm, the information that Mr. Black has conveyed about his previous professional relationship with Mr. Jeffrey Epstein. The conflicts committee had retained Dechert LLP as outside counsel to conduct a thorough, independent review which included interviewing individuals and examining relevant documents.
On January 25, 2021, the Company announced that the conflicts committee of the board of directors has completed its previously announced independent review of Mr. Black’s previous professional relationship with Jeffrey Epstein and publicly released the review’s findings. The findings of the report are consistent with statements made by Mr. Black and Apollo regarding the prior relationship.
On January 25, 2021, the Company announced that, at a meeting of the executive committee of our board of directors on January 24, 2021, Mr. Black informed the executive committee members that he intends to retire from his position as Chief Executive Officer of the Company on or before July 31, 2021. Leon Black, Marc Rowan and Joshua Harris, on behalf of our Class C Stockholder, voted to appoint Mr. Rowan as our Chief Executive Officer to begin serving in such role effective upon Mr. Black’s retirement.
On March 21, 2021, Mr. Black stepped down from his position as Chief Executive Officer, Director and Chairman, and as a member of the executive committee of our board of directors. Mr. Rowan formally assumed the role of Chief Executive Officer of AGM Inc. The executive committee of our board of directors appointed Lead Independent Director Jay Clayton to serve as Non-Executive Chairman of the Board effective March 21, 2021.
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
Assets Under Management
The following presents Apollo’s Total AUM and Fee-Generating AUM by segment (in billions):

Note: Totals may not add due to rounding

The following presents Apollo’s AUM with Future Management Fee Potential by segment (in billions):

Note: Totals may not add due to rounding
The following tables present the components of Performance Fee-Eligible AUM for each of Apollo’s three segments:

	As of March 31, 2021
	Credit(1)	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM (1)	$41,753	$35,177	$5,331	$82,261
AUM Not Currently Generating Performance Fees	10,449	3,407	752	14,608
Uninvested Performance Fee-Eligible AUM	12,411	28,379	5,172	45,962
Total Performance Fee-Eligible AUM (2)	$64,613	$66,963	$11,255	$142,831

	As of March 31, 2020
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM (1)	$16,989	$2,168	$3,658	$22,815
AUM Not Currently Generating Performance Fees	30,744	24,076	1,249	56,069
Uninvested Performance Fee-Eligible AUM	8,024	27,500	4,894	40,418
Total Performance Fee-Eligible AUM (2)	$55,757	$53,744	$9,801	$119,302

	As of December 31, 2020
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM (1)	$34,685	$29,296	$4,886	$68,867
AUM Not Currently Generating Performance Fees	16,791	5,035	821	22,647
Uninvested Performance Fee-Eligible AUM	9,847	27,214	5,709	42,770
Total Performance Fee-Eligible AUM (2)	$61,323	$61,545	$11,416	$134,284
(1)Performance Fee-Generating AUM of $5.1 billion, $1.6 billion and $0.1 billion as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.
(2)Effective as of June 30, 2020, Performance Fee-Eligible AUM for Athora includes only capital commitments. Prior period Performance Fee-Eligible AUM has been conformed to reflect this change in presentation.
The following table presents AUM Not Currently Generating Performance Fees for funds that have invested capital for more than 24 months as of March 31, 2021 and the corresponding appreciation required to reach the preferred return or high watermark in order to generate performance fees:

Strategy / Fund	Invested AUM Not Currently Generating Performance Fees	Investment Period Active > 24 Months	Appreciation Required to Achieve Performance Fees(1)
	(in millions)
Credit:
Corporate Credit	$3,894	$3,894	2%
Structured Credit	3,944	3,720	7%
Direct Origination	2,611	2,611	3%
Total Credit	10,449	10,225	4%
Private Equity:
Hybrid Capital	699	699	257%
Other PE	2,708	2,363	40%
Total Private Equity	3,407	3,062	89%
Real Assets:
Total Real Assets	752	360	>250bps
Total	$14,608	$13,647
(1)All investors in a given fund are considered in aggregate when calculating the appreciation required to achieve performance fees presented above. Appreciation required to achieve performance fees may vary by individual investor. Funds with an investment period less than 24 months are “N/A”.
The components of Fee-Generating AUM by segment are presented below:

	As of March 31, 2021
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$1,201	$25,168		$6,645	$33,014
Fee-Generating AUM based on invested capital	2,993	15,633		2,445	21,071
Fee-Generating AUM based on gross/adjusted assets	226,476	1,102		28,234	255,812
Fee-Generating AUM based on NAV	32,660	711		1,978	35,349
Total Fee-Generating AUM	$263,330	$42,614	(1)	$39,302	$345,246
(1)The weighted average remaining life of the traditional private equity funds as of March 31, 2021 was 70 months.

	As of March 31, 2020
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$3,912	$26,849		$4,906	$35,667
Fee-Generating AUM based on invested capital	1,400	15,883		2,228	19,511
Fee-Generating AUM based on gross/adjusted assets	138,723	815		21,380	160,918
Fee-Generating AUM based on NAV	24,227	429		898	25,554
Total Fee-Generating AUM	$168,262	$43,976	(1)	$29,412	$241,650
(1)    The weighted average remaining life of the private equity funds at March 31, 2020 was 78 months.

	As of December 31, 2020
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$922	$25,168		$6,580	$32,670
Fee-Generating AUM based on invested capital	3,000	15,393		2,434	20,827
Fee-Generating AUM based on gross/adjusted assets	238,202	771		26,820	265,793
Fee-Generating AUM based on NAV	27,534	494		1,356	29,384
Total Fee-Generating AUM	$269,658	$41,826	(1)	$37,190	$348,674
(1)    The weighted average remaining life of the traditional private equity funds as of December 31, 2020 was 73 months.
The following presents the total AUM and Fee-Generating AUM amounts for our credit segment by category type (in billions):

Total AUM
$209.7
$32.2
$24.5
$47.5
$105.6
$328.6
$76.9
$23.9
$64.2
$163.6
$323.2
$64.9
$25.7
$69.9
$162.7
03/31/20
12/31/20
03/31/21
Corporate Credit
Structured Credit
Direct Origination
Advisory and Other

Fee-Generating AUM
$168.3
$15.6
$22.2
$41.4
$89.1
$269.7
$67.1
$21.1
$54.6
$126.9
$263.3
$54.8
$22.7
$60.2
$125.6
03/31/20
12/31/20
03/31/21
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
The following table presents the aggregate Athene Sub-Allocated Total AUM by asset class:

	As of March 31,		As of December 31,
	2021	2020	2020
	(in millions)
Core Assets	$46,343	$29,015	$49,392
Core Plus Assets	41,810	29,747	41,516
Yield Assets	70,497	44,271	$64,693
High Alpha	7,027	5,390	6,200
Other Assets (1)	20,161	16,090	$22,473
Total (2)	$185,838	$124,513	184,274
(1)Other Assets include cash, treasuries, equities and alternatives.
(2)Includes $41.9 billion, $10.1 billion and $41.3 billion of gross assets related to Athene Co-Invest Reinsurance Affiliate 1A Ltd. and $2.2 billion, $2.4 billion and $2.5 billion of unfunded commitments related to Apollo/Athene Dedicated Investment Program (“ADIP”) as of March 31, 2021, March 31, 2020 and December 31, 2020 respectively.
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
The following table presents Athora Sub-Advised and Athora Non-Sub-Advised AUM:

	As of March 31,		As of December 31,
	2021	2020	2020
	(in millions)
Sub-Advised AUM	$8,679	$3,846	$7,800
Non-Sub-Advised AUM	52,778	11,631	60,790
Total AUM	$61,457	$15,477	$68,590

The following presents total AUM and Fee-Generating AUM amounts for our private equity segment by category type (in billions):

Total AUM
$67.7
$4.5
$8.6
$54.5
$80.7
$5.1
$11.1
$64.5
$89.4
$5.5
$12.5
$71.4
03/31/20
12/31/20
03/31/21
Private Equity Funds
Hybrid Capital
Natural Resources

Fee-Generating AUM
$44.0
$3.9
$3.4
$36.7
$41.8
$3.8
$4.0
$34.0
$42.6
$3.8
$4.1
$34.7
03/31/20
12/31/20
03/31/21
Private Equity Funds
Hybrid Capital
Natural Resources

Note: Totals may not add due to rounding

The following presents total AUM and Fee-Generating AUM amounts for our real assets segment by category type (in billions):

Total AUM
$38.1
$2.4
$6.7
$29.0
$46.2
$5.1
$6.9
$34.2
$48.4
$5.2
$6.8
$36.5
03/31/20
12/31/20
03/31/21
Real Estate
Principal Finance
Infrastructure

Fee-Generating AUM
$29.4
$1.8
$5.0
$22.6
$37.2
$4.2
$5.1
$27.9
$39.3
$4.3
$5.0
$30.0
03/31/20
12/31/20
03/31/21
Real Estate
Principal Finance
Infrastructure

Note: Totals may not add due to rounding
The following tables summarize changes in total AUM for each of Apollo’s three segments:

	For the Three Months Ended March 31,
	2021				2020
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$328,560	$80,716	$46,210	$455,486	$215,530	$76,788	$38,787	$331,105
Inflows(2)	8,358	2,454	2,565	13,377	6,269	481	507	7,257
Outflows(3)	(5,891)	(62)	—	(5,953)	(838)	(10)	(234)	(1,082)
Net Flows	2,467	2,392	2,565	7,424	5,431	471	273	6,175
Realizations	(914)	(2,363)	(434)	(3,711)	(512)	(1,168)	(365)	(2,045)
Market Activity(2)(4)	(6,852)	8,718	73	1,939	(10,704)	(8,422)	(598)	(19,724)
End of Period	$323,261	$89,463	$48,414	$461,138	$209,745	$67,669	$38,097	$315,511
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
(2)For the three months ended March 31, 2021, market activity includes mark-to-market changes and investment income of Athene, which had previously been reported as inflows.
(3)Outflows for Total AUM include redemptions of $0.7 billion and $0.4 billion during the three months ended March 31, 2021 and 2020, respectively.
(4)Includes foreign exchange impacts of $(3.1) billion, $(29.3) million and $(136.3) million for credit, private equity and real assets, respectively, during the three months ended March 31, 2021, and foreign exchange impacts of $(979.7) million, $(12.3) million and $(91.5) million for credit, private equity and real assets, respectively, during the three months ended March 31, 2020.

    Three Months Ended March 31, 2021
Total AUM was $461.1 billion at March 31, 2021, an increase of $5.7 billion, or 1.3%, compared to $455.5 billion at December 31, 2020. The net increase was primarily due to appreciation in the private equity segment. More specifically, the net increase was due to:
•Net flows of $7.4 billion primarily related to:
•a $2.6 billion increase related to funds we manage in the real assets segment primarily consisting of $1.9 billion of net segment transfers and $0.6 billion of leverage;
•a $2.5 billion increase related to funds we manage in the credit segment primarily consisting of (i) $3.0 billion of subscriptions driven by the corporate credit and direct origination funds we manage, (ii) a $2.3 billion increase in AUM in the advisory and other category due to the growth of our insurance clients; offsetting these increases were $(2.7) billion of net segment transfers, primarily into real assets; and
•a $2.4 billion increase related to funds we manage in the private equity segment primarily consisting of $1.7 billion of subscriptions across the hybrid value and traditional private equity funds we manage.
•Realizations of $(3.7) billion primarily related to:
•$(2.4) billion related to funds we manage in the private equity segment primarily consisting of distributions of $0.8 billion and $0.6 billion from Fund VIII and Fund VII, respectively; and
•$(0.9) billion related to funds we manage in the credit segment primarily consisting of distributions from the corporate credit and direct origination funds we manage.
•Market activity of $1.9 billion, primarily related to $8.7 billion of appreciation in the private equity segment driven by $2.8 billion and $2.1 billion from Fund VIII and Fund IX, respectively; offset by $(6.9) billion of depreciation in the funds we manage in the credit segment, primarily related to the market activity of $(4.6) billion for Athora, inclusive of foreign exchange impact of $(2.4) billion, and $(2.7) billion for Athene.
The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three segments:

	For the Three Months Ended March 31,
	2021				2020
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$269,658	$41,826	$37,190	$348,674	$172,893	$43,826	$29,727	$246,446
Inflows(2)	5,975	1,034	2,354	9,363	7,511	617	191	8,319
Outflows(3)	(4,997)	(188)	(99)	(5,284)	(1,342)	(46)	(398)	(1,786)
Net Flows	978	846	2,255	4,079	6,169	571	(207)	6,533
Realizations	(612)	(147)	(58)	(817)	(396)	(343)	(68)	(807)
Market Activity(4)	(6,694)	89	(85)	(6,690)	(10,404)	(78)	(40)	(10,522)
End of Period	$263,330	$42,614	$39,302	$345,246	$168,262	$43,976	$29,412	$241,650
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
(2)For the three months ended March 31, 2021, market activity includes mark-to-market changes and investment income of Athene, which had previously been reported as inflows. Prior period numbers have been recast to conform to the current presentation.
(3)Outflows for Fee-Generating AUM include redemptions of $0.7 billion and $0.4 billion during the three months ended March 31, 2021 and 2020, respectively.
(4)Includes foreign exchange impacts of $(2.7) billion, $(1.9) million and $(137.8) million for credit, private equity and real assets, respectively, during the three months ended March 31, 2021, and foreign exchange impacts of $(646.9) million, $(15.3) million and $(74.7) million for credit, private equity and real assets, respectively, during the three months ended March 31, 2020.
    Three Months Ended March 31, 2021
Total Fee-Generating AUM was $345.2 billion at March 31, 2021, a decrease of $(3.4) billion or (1.0)%, compared to $348.7 billion at December 31, 2020. The net decrease was primarily due to market activity of $(6.7) billion of depreciation in the funds we manage in the credit segment, primarily related to the market activity of Athora. The decrease in market activity was offset by net flows of $4.1 billion primarily related to:
•a $2.3 billion increase related to funds we manage in the real assets segment primarily consisting of $1.7 billion of net segment transfers and $0.5 billion of fee-generating capital deployment; and
•a $1.0 billion increase related to funds we manage in the credit segment primarily consisting of (i) $4.2 billion increase in AUM in the advisory and other category due to the growth of our insurance clients and (ii) $1.3 billion of subscriptions across the corporate credit and structured funds we manage; offsetting these increases were (i) $(2.2) billion of net segment transfers, primarily into real assets, and (ii) $(1.1) billion of fee-generating capital reduction.
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
Deployment and Drawdown Deployment
The following presents deployment across all funds and drawdown deployment for funds and SIAs with a defined maturity date, by segment (in billions):

Deployment
$24.9
3.4
2.4
19.1
$20.7
$2.1
$2.7
$15.9
03/31/20
03/31/21
Credit
Private Equity
Real Assets

Drawdown Deployment
$5.2
$0.1
$1.7
$3.4
$2.7
$0.6
$0.9
$1.3
03/31/20
03/31/21
Credit
Private Equity
Real Assets

Note: Totals may not add due to rounding

Uncalled Commitments
The following presents Apollo’s uncalled commitments by segment (in billions):

Uncalled commitments
$65.0
$7.0
$33.5
$24.5
$69.8
$6.4
$34.5
$28.8
12/31/20
03/31/21
Credit
Private Equity
Real Assets

Note: Totals may not add due to rounding
As of March 31, 2021 and December 31, 2020, Apollo had $49.7 billion and $46.8 billion of dry powder, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses and commitments from permanent capital vehicles.
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
Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund VI generated a 12% gross IRR and a 9% net IRR since its inception through March 31, 2021, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through March 31, 2021. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares and our Preferred shares” and “Item 1A. Risk Factors—The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and is expected to continue to impact our business, financial condition and results of operations” in the 2020 Annual Report.
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
All amounts are as of March 31, 2021, unless otherwise noted:

($ in millions)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR	Net IRR
Private Equity:
Fund IX	2018	$27,034	$24,729	$6,017	$1,570	$5,256	$8,547	$10,117	49%	26%
Fund VIII	2013	21,144	18,377	16,063	11,691	9,583	17,133	28,824	18	13
Fund VII	2008	2,881	14,677	16,461	32,583	1,419	912	33,495	33	25
Fund VI	2006	646	10,136	12,457	21,134	405	3	21,137	12	9
Fund V	2001	260	3,742	5,192	12,721	120	2	12,723	61	44
Fund I, II, III, IV & MIA(2)	Various	12	7,320	8,753	17,400	—	—	17,400	39	26
Traditional Private Equity Funds(3)		$51,977	$78,981	$64,943	$97,099	$16,783	$26,597	$123,696	39%	24
ANRP III	2020	1,442	1,400	145	37	145	211	248	NM1	NM1
ANRP II	2016	2,877	3,454	2,704	1,558	1,884	2,121	3,679	17	9
ANRP I	2012	331	1,323	1,149	1,044	586	124	1,168	1	(4)
AION	2013	549	826	699	326	413	454	780	5	(1)
HVF I	2019	3,693	3,238	2,821	721	2,328	2,816	3,537	31	25
Total Private Equity		$60,869	$89,222	$72,461	$100,785	$22,139	$32,323	$133,108
Credit:
FCI III	2017	$2,420	$1,906	$2,734	$1,643	$1,878	$1,921	$3,564	20%	15%
FCI II	2013	2,263	1,555	3,082	2,162	1,744	1,597	3,759	7	5
FCI I	2012	—	559	1,516	1,975	—	—	1,975	12	8
SCRF IV (6)	2017	2,406	2,502	4,942	3,279	1,899	2,071	5,350	7	6
SCRF III	2015	—	1,238	2,110	2,428	—	—	2,428	18	14
SCRF II	2012	—	104	467	528	—	—	528	15	12
SCRF I	2008	—	118	240	357	—	—	357	33	26
Accord IV	2020	2,366	2,337	266	128	129	157	285	NM1	NM1
Accord IIIB(7)	2020	1,230	1,758	660	537	102	99	636	23	19
Accord III	2019	611	886	2,352	2,282	96	173	2,455	NM1	NM1
Accord II(7)	2018	—	781	801	821	—	—	821	16	12
Accord I(7)	2017	—	308	111	113	—	—	113	10	5
Total Credit		$11,296	$14,052	$19,281	$16,253	$5,848	$6,018	$22,271
Real Assets:
European Principal Finance Funds
EPF III(4)	2017	$4,965	$4,578	$3,646	$1,796	$2,260	$3,000	$4,796	19%	10%
EPF II(4)	2012	1,123	3,486	3,608	4,526	576	345	4,871	13	8
EPF I(4)	2007	244	1,519	1,996	3,359	—	2	3,361	23	17
U.S. RE Fund III(5)(8)	N/A	683	687	158	3	155	166	169	NM1	NM1
U.S. RE Fund II(5)	2016	1,123	1,243	984	543	731	805	1,348	14	11
U.S. RE Fund I(5)	2012	197	657	641	816	145	112	928	12	9
Asia RE Fund II(5)(8)	N/A	635	643	290	1	289	285	286	NM1	NM1
Asia RE Fund I(5)	2017	721	624	448	211	291	428	639	18	14
Apollo Infrastructure Opportunity Fund II(8)	N/A	1,104	1,080	214	—	214	250	250	NM1	NM1
Apollo Infrastructure Opportunity Fund I	2018	919	897	801	692	358	464	1,156	25	19
Total Real Assets		$11,714	$15,414	$12,786	$11,947	$5,019	$5,857	$17,804

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
(4)Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.17 as of March 31, 2021.
(5)U.S. RE Fund I, U.S. RE Fund II, U.S. RE Fund III, Asia RE Fund I and Asia RE Fund II had $160 million, $771 million, $160 million, $281 million and $264 million of co-investment commitments as of March 31, 2021, respectively, which are included in the figures in the table. A co-invest entity within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.38 as of March 31, 2021.
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
Private Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of March 31, 2021:

	Total Invested Capital	Total Value	Gross IRR
	(in millions)
Distressed for Control	$7,795	$18,888	29%
Non-Control Distressed	5,758	9,791	71
Total	13,553	28,679	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit(1)	51,390	95,017	21
Total	$64,943	$123,696	39%
(1)Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.
The following tables provide additional detail on the composition of the Fund IX, Fund VIII and Fund VII private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV, V and VI are included in the table above but not presented below as their remaining value is less than $100 million or the fund has been liquidated and such information was deemed not meaningful. All amounts are as of March 31, 2021:
Fund IX(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$898	$1,079
Opportunistic Buyouts	4,919	7,710
Distressed(2)	200	1,328
Total	$6,017	$10,117
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,704	$6,469
Opportunistic Buyouts	12,792	21,601
Distressed(2)	567	754
Total	$16,063	$28,824

Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,539	$4,053
Opportunistic Buyouts	4,338	10,792
Distressed/Other Credit(2)	9,584	18,650
Total	$16,461	$33,495
(1)Committed capital less unfunded capital commitments for Fund IX, Fund VIII and Fund VII were $6.3 billion, $16.1 billion and $14.4 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreement or other governing agreements.
(2)The distressed investment strategy includes distressed for control, non-control distressed and other credit. Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.
During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through March 31, 2021), our private equity funds have invested $60.5 billion, of which $21.1 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII and VI was 5.7x, 6.1x and 7.7x, respectively, as of March 31, 2021. Our average entry multiple for a private equity fund is the average of the total enterprise value over an applicable adjusted earnings before interest, taxes, depreciation and amortization, which may incorporate certain adjustments based on the investment team’s estimates and we believe captures the true economics of our funds’ investments in portfolio companies. The average entry multiple of actively investing funds may include committed investments not yet closed.
Permanent Capital
The following table summarizes the investment record for our permanent capital vehicles by segment, excluding Athene-related and Athora-related assets managed or advised by ISG and ISGI:

			Total Returns(1)
	IPO Year(2)	Total AUM	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Credit:		(in millions)
MidCap(3)	N/A	$8,913	10%	(4)%
AIF	2013	350	4	(23)%
AFT	2011	390	5	(22)%
AINV/Other(4)	2004	4,446	32	(59)%
Real Assets:
ARI	2009	7,218	28%	(57)%
Total		$21,317
(1)Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.
(2)An initial public offering (“IPO”) year represents the year in which the vehicle commenced trading on a national securities exchange.
(3)MidCap is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 8% and (4)% for the three months ended March 31, 2021 and March 31, 2020, respectively.
(4)Included within total AUM of AINV/Other is $1.6 billion of AUM related to a non-traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services. Total returns exclude performance related to this AUM.
SIAs
As of March 31, 2021, Apollo managed approximately $30.4 billion of total AUM in SIAs, which include capital deployed from certain SIAs across Apollo’s credit, private equity and real assets funds.

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
As of March 31, 2021, approximately 53% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 47% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our credit, private equity and real assets segments, the percentage determined using market-based valuation methods as of March 31, 2021 was 74%, 21% and 19%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest” and “—The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and is expected to continue to impact our business, financial condition and results of operations” in the 2020 Annual Report for discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
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
The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis and (ii) realized and unrealized performance fees for Apollo’s combined segments:

	As of March 31, 2021
		For the Three Months Ended March 31, 2021
	Performance Fees Receivable on an Unconsolidated Basis	Unrealized Performance Fees	Realized Performance Fees	Total Performance Fees
	(in thousands)
Credit:
Corporate Credit	$136,782	$59,944	$10,516	$70,460
Structured Credit	222,715	58,962	7,885	66,847
Direct Origination	92,844	35,755	4,740	40,495
Advisory and Other	36,852	11,511	—	11,511
Total Credit	489,193	166,172	23,141	189,313
Total Credit, net of profit sharing payable/expense	104,661	63,967	15,187	79,154
Private Equity:
Fund IX	543,131	389,333	—	389,333
Fund VIII	1,251,489	449,175	54,494	503,669
Fund VII(1)(2)	6	84,779	6	84,785
Fund VI(2)	17,518	(296)	9	(287)
Fund IV and V(1)	—	(218)	—	(218)
ANRP I, II and III(1)(2)	41,317	61,307	2	61,309
HVF I	76,726	30,729	14,478	45,207
Other(1)(3)	120,820	99,262	1,932	101,194
Total Private Equity	2,051,007	1,114,071	70,921	1,184,992
Total Private Equity, net of profit sharing payable/expense	1,188,245	632,638	33,331	665,969
Real Assets Funds:
Principal Finance(1)	67,382	(10,412)	21,462	11,050
Real Estate Equity Funds(1)	22,091	(239)	—	(239)
AIOF I and II	19,384	6,584	—	6,584
Other(1)(3)	18,962	13,598	—	13,598
Total Real Assets	127,819	9,531	21,462	30,993
Total Real Assets, net of profit sharing payable/expense	52,723	4,902	9,249	14,151
Total	$2,668,019	$1,289,774	$115,524	$1,405,298
Total, net of profit sharing payable(4)/expense	$1,345,629	$701,507	$57,767	$759,274
(1)As of March 31, 2021, certain private equity funds and certain real asset funds had $107.4 million and $41.6 million, respectively, in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations for certain private equity funds and certain real assets funds was $1.3 billion and $59.2 million, respectively, as of March 31, 2021.
(2)As of March 31, 2021, the remaining investments and escrow cash of Fund VII were valued at 61% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, Fund VII is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of March 31, 2021, Fund VII had $128.5 million of gross performance fees, or $73.2 million net of profit sharing, in escrow. With respect to Fund VII, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per these funds’ partnership agreements. Performance fees receivable as of March 31, 2021 and realized performance fees for the three months ended March 31, 2021 include interest earned on escrow balances that is not subject to contingent repayment.
(3)Other includes certain SIAs.
(4)There was a corresponding profit sharing payable of $1.3 billion as of March 31, 2021, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $113.2 million.

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
The following table summarizes our performance fees since inception for our combined segments through March 31, 2021:

	Performance Fees Since Inception(1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation(3)	Maximum Performance Fees Subject to Potential Reversal(4)
	(in millions)
Credit:
Corporate Credit	$136.8	$1,343.0	$1,479.8	$—	$159.7
Structured Credit	222.7	172.5	395.2	—	214.8
Direct Origination	92.8	50.9	143.7	—	92.6
Advisory and Other	36.9	—	36.9	—	36.9
Total Credit	489.2	1,566.4	2,055.6	—	504.0
Private Equity:
Fund IX	543.1	—	543.1	—	543.1
Fund VIII	1,251.5	873.1	2,124.6	—	1,833.8
Fund VII	—	3,132.2	3,132.2	20.3	177.8
Fund VI	17.5	1,663.9	1,681.4	—	0.6
Fund IV and V	—	2,053.1	2,053.1	31.3	0.4
ANRP I, II and III	41.3	104.8	146.1	12.0	61.3
HVF I	76.7	34.3	111.0	—	93.0
Other	120.9	742.5	863.4	43.8	161.9
Total Private Equity	2,051.0	8,603.9	10,654.9	107.4	2,871.9
Real Assets:
Principal Finance	67.4	442.1	509.5	27.4	225.3
Real Estate Equity Funds	22.1	40.2	62.3	14.2	22.8
AIOF I and II	19.4	15.4	34.8	—	34.8
Other(5)	18.9	37.2	56.1	—	26.6
Total Real Assets	127.8	534.9	662.7	41.6	309.5
Total	$2,668.0	$10,705.2	$13,373.2	$149.0	$3,685.4
(1)Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.17 as of March 31, 2021. Certain funds are denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.38 as of March 31, 2021.
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
(3)Amounts were computed based on the fair value of fund investments on March 31, 2021. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at March 31, 2021. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.
(4)Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on March 31, 2021. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.
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
Each of Joshua Harris and Marc Rowan receives $100,000 per year in base salary for services rendered to us. Additionally, Messrs. Harris and Rowan can receive other forms of compensation. In addition, AHL Awards and other equity-based compensation awards have been granted to the Company and certain employees, which amortize over the respective vesting periods. The Company grants equity awards to certain employees, including RSUs, restricted Class A shares and options, that generally vest and become exercisable in quarterly installments or annual installments depending on the contract terms over a period of three to six years. In some instances, vesting of an RSU is also subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. See note 12 to our condensed consolidated financial statements for further discussion of equity-based compensation.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, Inc. primarily include the 39.8% and 40.4% ownership interest in the Apollo Operating Group held by the Managing Partners and Contributing Partners through their limited partner interests in Holdings as of March 31, 2021 and 2020, respectively. Additionally, as of March 31, 2021, Athene holds a 6.7% Non-Controlling Interest in the Apollo Operating Group as a result of the Transaction Agreement. Non-Controlling Interests also include limited partner interests in certain consolidated funds and VIEs.
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

Results of Operations
Below is a discussion of our condensed consolidated results of operations for the three months ended March 31, 2021 and 2020. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months Ended March 31,		Amount Change	Percentage Change
	2021	2020
	(in thousands)
Revenues:
Management fees	$457,185	$396,604	$60,581	15.3%
Advisory and transaction fees, net	56,348	36,963	19,385	52.4
Investment income (loss):
Performance allocations	1,395,347	(1,734,323)	3,129,670	NM
Principal investment income (loss)	381,966	(187,849)	569,815	NM
Total investment income (loss)	1,777,313	(1,922,172)	3,699,485	NM
Incentive fees	3,854	19,519	(15,665)	(80.3)
Total Revenues	2,294,700	(1,469,086)	3,763,786	NM
Expenses:
Compensation and benefits:
Salary, bonus and benefits	174,630	139,269	35,361	25.4
Equity-based compensation	56,448	52,122	4,326	8.3
Profit sharing expense	655,480	(635,998)	1,291,478	NM
Total compensation and benefits	886,558	(444,607)	1,331,165	NM
Interest expense	34,799	31,242	3,557	11.4
General, administrative and other	99,850	84,522	15,328	18.1
Placement fees	537	409	128	31.3
Total Expenses	1,021,744	(328,434)	1,350,178	NM
Other Income (Loss):
Net gains (losses) from investment activities	353,151	(1,264,551)	1,617,702	NM
Net gains (losses) from investment activities of consolidated variable interest entities	112,594	(165,920)	278,514	NM
Interest income	798	7,934	(7,136)	(89.9)
Other income (loss), net	(17,750)	(16,507)	(1,243)	7.5
Total Other Income (Loss)	448,793	(1,439,044)	1,887,837	NM
Income (loss) before income tax (provision) benefit	1,721,749	(2,579,696)	4,301,445	NM
Income tax (provision) provision	(203,246)	295,853	(499,099)	NM
Net Income (Loss)	1,518,503	(2,283,843)	3,802,346	(166.5)
Net (income) loss attributable to Non-Controlling Interests	(839,613)	1,287,625	(2,127,238)	NM
Net Income (Loss) Attributable to Apollo Global Management, Inc.	678,890	(996,218)	1,675,108	NM
Net income attributable to Series A Preferred Shareholders	(4,383)	(4,383)	—	—
Net income attributable to Series B Preferred Shareholders	(4,781)	(4,781)	—	—
Net Income (Loss) Attributable to Apollo Global Management, Inc. Class A Shareholders	$669,726	$(1,005,382)	$1,675,108	NM
Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) pandemic, which has resulted in uncertainty and disruption in the global economy and financial markets. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of the Apollo Funds and their portfolio companies, for an indefinite period of time. See “Item 1A. Risk Factors — Risks Related to Our Businesses — The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and is expected to continue to impact our business, financial condition and results of operations” in the 2020 Annual Report.
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
In this section, references to 2021 refer to the three months ended March 31, 2021 and references to 2020 refer to the three months ended March 31, 2020.

Revenues
Management fees increased by $60.6 million to $457.2 million in 2021 from $396.6 million in 2020. This change was primarily attributable to an increase in management fees earned from Athene and Athora of $43.2 million and $17.6 million, respectively. For additional details regarding changes in management fees in each segment, see “—Segment Analysis” below.
Advisory and transaction fees, net, increased by $19.4 million to $56.3 million in 2021 from $37.0 million in 2020. Advisory and transaction fees earned during 2021 were primarily related to portfolio companies in the consumer and retail industries. Advisory and transaction fees earned during 2020 were primarily related to the structuring of a loan for a portfolio company and transaction fees earned with respect to certain portfolio companies in the media, telecom and technology industry.
Performance allocations increased by $3.1 billion to $1.4 billion in 2021 from $(1.7) billion in 2020. Performance allocations during 2021 were primarily driven by private equity fund appreciation of 22% during 2021, while the impact of the COVID-19 pandemic led to unrealized performance allocation losses during 2020.
The increase in performance allocations was primarily attributable to increased performance allocations earned from Fund VIII, Fund IX, Fund VII and ANRP II of $1.8 billion, $402.7 million, $242.1 million and $80.3 million, respectively, during 2021.
The increase in performance allocations from Fund VIII was primarily driven by higher appreciation in the value of the fund’s investments in public portfolio companies primarily in the consumer services, media, telecom and technology, and financial services sectors, as well as appreciation in private portfolio companies primarily in the natural resources and media, telecom and technology sectors during 2021.
The increase in performance allocations from Fund IX was primarily driven by appreciation in the value of the fund’s investments in private portfolio companies in the media, telecom and technology, leisure and financial services sectors during 2021.
The increase in performance allocations from Fund VII was primarily driven by appreciation in the value of the fund’s investments in private portfolio companies in the consumer services sector and in public portfolio companies in the consumer and retail and natural resources sectors during 2021.
The increase in performance allocations from ANRP II was primarily driven by appreciation in the value of the fund’s public and private investments in the natural resources sector during 2021. Additionally, ANRP II met the preferred rate of return during 2021 whereas it was below the preferred rate of return in 2020.
Principal investment income increased by $569.8 million to $382.0 million in 2021 from $(187.8) million in 2020. This change was primarily driven by increases in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to VA Capital Company, LLC, Fund VIII, Fund IX and Redding Ridge Holdings of $245.2 million, $157.1 million, $38.7 million and $26.8 million, respectively. The impact of the COVID-19 pandemic led to unrealized principal investment losses during 2020.
Incentive fees decreased by $15.7 million to $3.9 million in 2021 from $19.5 million in 2020. This change was primarily attributable to incentive fees earned from a strategic investment account of $13.9 million in 2020 which did not occur in 2021.
Expenses
Compensation and benefits increased by $1.3 billion to $886.6 million in 2021 from $(444.6) million in 2020. This change was primarily attributable to an increase in profit sharing expense of $1.3 billion due to a corresponding increase in performance allocations during 2021, as compared to the same period in 2020. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. Additionally, there was an increase in salary, bonus and benefits of $35.4 million, primarily attributable to an increase in bonus accruals and headcount.
Included in profit sharing expense is $11.1 million and $37.9 million for 2021 and 2020, respectively, related to the Incentive Pool. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.

Interest expense increased by $3.6 million to $34.8 million in 2021 from $31.2 million in 2020, primarily due to additional interest expense incurred as a result of the timing of issuances of debt arrangements, as described in note 10 to our condensed consolidated financial statements.
General, administrative and other expenses increased by $15.3 million to $99.9 million in 2021 from $84.5 million in 2020. This change was primarily driven by an increase in legal fees during 2021.
Other Income (Loss)
Net gains from investment activities were $353.2 million in 2021 as compared to net losses from investment activities of $(1.3) billion in 2020. This change was primarily attributable to a gain from the company’s investment in Athene Holding during 2021 as compared to a loss on the company’s investment in Athene Holding due to the combined impact of COVID-19 related market dislocation and a higher discount for lack of marketability (“DLOM”) during 2020. See note 6 and 14 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net gains from investment activities of consolidated VIEs were $112.6 million in 2021 as compared to net losses from investment activities of consolidated VIEs of $(165.9) million in 2020. The losses in our consolidated VIEs in 2020 were due to unrealized mark-to-market losses from COVID-19 related market dislocation as compared to gains from our consolidated VIEs in 2021, as discussed in note 5 to the condensed consolidated financial statements.
Income Tax Provision
Income tax (provision) benefit totaled $(203.2) million and $295.9 million for the three months ended March 31, 2021 and 2020, respectively. The change was primarily related to the increase in pre-tax income. Significant unrealized mark-to-market gains were recognized during the three months ended March 31, 2021 as compared to the unrealized mark-to-market losses recognized during the three months ended March 31, 2020 due to the market dislocation impact of COVID-19. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 11.8% and 11.5% for 2021 and 2020, respectively. The most significant reconciling items between our U.S. federal statutory income tax rate and our effective income tax rate were due to the following: (i) income passed through to Non-Controlling Interests and (ii) foreign, state and local income taxes, including NYC UBT (see note 9 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
Segment Analysis
Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by our chief operating decision maker to assess performance and to allocate resources. See note 16 to our condensed consolidated financial statements for more information regarding our segment reporting.
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

	For the Three Months Ended March 31,		Total Change	Percentage Change
	2021	2020
	(in thousands)
Credit:
Management fees	$268,031	$208,229	$59,802	28.7%
Advisory and transaction fees, net	33,130	15,267	17,863	117.0
Performance fees(1)	8,771	2,404	6,367	264.9
Fee Related Revenues	309,932	225,900	84,032	37.2
Salary, bonus and benefits	(69,379)	(57,008)	(12,371)	21.7
General, administrative and other	(36,629)	(35,373)	(1,256)	3.6
Placement fees	(477)	(306)	(171)	55.9
Fee Related Expenses	(106,485)	(92,687)	(13,798)	14.9
Other income, net of Non-Controlling Interest	(559)	(663)	104	(15.7)
Fee Related Earnings	202,888	132,550	70,338	53.1
Realized performance fees(2)	14,371	25,861	(11,490)	(44.4)
Realized profit sharing expense	(7,954)	(25,557)	17,603	(68.9)
Net Realized Performance Fees	6,417	304	6,113	NM
Realized principal investment income, net(2)	1,847	1,374	473	34.4
Net interest loss and other	(13,785)	(17,114)	3,329	(19.5)
Segment Distributable Earnings	$197,367	$117,114	$80,253	68.5%
(1)Represents certain performance fees from business development companies and Redding Ridge Holdings.
(2)Realized principal investment income, net includes dividends from our permanent capital vehicles, net of such amounts used to compensate employees.
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
In this section, references to 2021 refer to the three months ended March 31, 2021 and references to 2020 refer to the three months ended March 31, 2020.
Management fees increased by $59.8 million to $268.0 million in 2021 from $208.2 million in 2020. This change was primarily attributable to an increase in management fees earned from Athene and Athora of $39.4 million and $17.1 million, respectively.
Advisory and transaction fees, net increased by $17.9 million to $33.1 million in 2021 from $15.3 million in 2020. This increase was primarily driven by advisory and transaction fees earned related to portfolio companies in the consumer and retail industries during 2021.
Performance fees increased by $6.4 million to $8.8 million in 2021 from $2.4 million in 2020, primarily attributable to an increase in performance fees earned from Redding Ridge Holdings and a business development company of $4.1 million and $2.3 million, respectively. Redding Ridge Holdings achieved its annualized hurdle rate during 2021 but did not do so in 2020.
Salary, bonus and benefits expense increased by $12.4 million to $69.4 million in 2021 from $57.0 million in 2020 primarily due to an increase in headcount and bonus accruals.
Realized performance fees decreased by $11.5 million to $14.4 million in 2021 from $25.9 million in 2020. This change was primarily attributable to a decrease in realized performance fees generated from Athene of $13.9 million. The decrease in realized performance fees from Athene were a result of realizations from the sale of insurance linked securities during 2020 which did not occur in 2021.
Realized profit sharing expense decreased by $17.6 million to $8.0 million in 2021 from $25.6 million in 2020, as a result of a corresponding decrease in realized performance fees as described above, and decrease in profit sharing expense related to the Incentive Pool. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $1.9 million and $15.4 million related to the Incentive Pool for 2021 and 2020, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Net interest loss and other decreased by $3.3 million to $13.8 million in 2021 from $17.1 million in 2020, primarily due to one-time costs to wind down a managed account arrangement incurred during 2020.
Private Equity
The following table sets forth our segment statement of operations information and our supplemental performance measure, Segment Distributable Earnings, within our private equity segment.

	For the Three Months Ended March 31,		Total Change	Percentage Change
	2021	2020
	(in thousands)
Private Equity:
Management fees	$122,268	$125,268	$(3,000)	(2.4)%
Advisory and transaction fees, net	21,331	20,343	988	4.9
Fee Related Revenues	143,599	145,611	(2,012)	(1.4)
Salary, bonus and benefits	(58,749)	(42,480)	(16,269)	38.3
General, administrative and other	(21,129)	(21,994)	865	(3.9)
Placement fees	—	(107)	107	(100.0)
Fee Related Expenses	(79,878)	(64,581)	(15,297)	23.7
Other income (loss), net	723	23	700	NM
Fee Related Earnings	64,444	81,053	(16,609)	(20.5)
Realized performance fees	70,921	1,143	69,778	NM
Realized profit sharing expense	(37,590)	(1,447)	(36,143)	NM
Net Realized Performance Fees	33,331	(304)	33,635	NM
Realized principal investment income	21,703	542	21,161	NM
Net interest loss and other	(13,498)	(15,674)	2,176	(13.9)
Segment Distributable Earnings	$105,980	$65,617	$40,363	61.5%
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
In this section, references to 2021 refer to the three months ended March 31, 2021 and references to 2020 refer to the three months ended March 31, 2020.
Management fees decreased by $3.0 million to $122.3 million in 2021 from $125.3 million in 2020. This change was primarily attributable to a decrease in management fees earned from ANRP II of $6.7 million partially offset by an increase in management fees earned from ANRP III of $4.3 million.
Salary, bonus and benefits expense increased by $16.3 million to $58.7 million in 2021 from $42.5 million in 2020 primarily due to an increase in headcount and bonus accruals.
Realized performance fees increased by $69.8 million to $70.9 million in 2021 from $1.1 million in 2020. This change was primarily attributable to an increase in realized performance fees generated from Fund VIII and Hybrid Value Fund of $54.5 million and $14.5 million, respectively.
The increase in realized performance fees earned from Fund VIII in 2021 were the result of sales and income generated from investments primarily in the manufacturing and industrial, financial services and consumer services sectors, which reduced the previous netting hole to zero and resulted in recognition of the realized performance fees. The increase in realized performance fees earned from Hybrid Value Fund were the result of sales and income generated from investments primarily in the financial services, business services, and media, telecom and technology sectors in 2021. Fund VIII and Hybrid Value Fund had no realized performance fees during 2020.

Realized profit sharing expense increased by $36.1 million to $37.6 million in 2021 from $1.4 million in 2020, as a result of the corresponding increase in realized performance fees as described above as well as an increase in the profit sharing expense related to the Incentive Pool. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $7.2 million of expenses related to the Incentive Pool for 2021. There was no profit sharing expense related to the Incentive Pool for 2020. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income increased by $21.2 million to $21.7 million in 2021 from $0.5 million in 2020. This change was primarily attributable to an increase in realizations from Apollo’s equity ownership in Fund VIII and Fund IX of $9.4 million and $8.9 million, respectively, in 2021.
Net interest loss and other decreased by $2.2 million to $13.5 million in 2021 from $15.7 million in 2020 primarily due to one-time costs to wind down a managed account arrangement incurred during 2020.
Real Assets
The following table sets forth our segment statement of operations information and our supplemental performance measure, Segment Distributable Earnings, within our real assets segment.

	For the Three Months Ended March 31,		Total change	Percentage change
	2021	2020
	(in thousands)
Real Assets:
Management fees	58,370	$48,871	$9,499	19.4%
Advisory and transaction fees, net	1,034	1,122	(88)	(7.8)
Fee Related Revenues	59,404	49,993	9,411	18.8
Salary, bonus and benefits	(29,243)	(24,533)	(4,710)	19.2
General, administrative and other	(10,890)	(10,986)	96	(0.9)
Placement fees	—	—	—	NM
Fee Related Expenses	(40,133)	(35,519)	(4,614)	13.0
Other income (loss), net of Non-Controlling Interest	53	(21)	74	NM
Fee Related Earnings	19,324	14,453	4,871	33.7
Realized performance fees	21,462	38,742	(17,280)	(44.6)
Realized profit sharing expense	(12,212)	(38,742)	26,530	(68.5)
Net Realized Performance Fees	9,250	—	9,250	NM
Realized principal investment income	3,084	3,667	(583)	(15.9)
Net interest loss and other	(6,223)	(4,346)	(1,877)	43.2
Segment Distributable Earnings	25,435	$13,774	$11,661	84.7%
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
In this section, references to 2021 refer to the three months ended March 31, 2021 and references to 2020 refer to the three months ended March 31, 2020.
Management fees increased by $9.5 million to $58.4 million in 2021 from $48.9 million in 2020. This change was primarily attributable to an increase in management fees earned from Athene, Apollo Infrastructure Equity Fund II (“AIOF II”), and Apollo US Real Estate Fund III (“US REF III”) of $3.8 million, $2.7 million and $1.1 million, respectively.
Salary, bonus and benefits expense increased by $4.7 million to $29.2 million in 2021 from $24.5 million in 2020 primarily due to an increase in headcount and bonus accruals.
Realized performance fees decreased by $17.3 million to $21.5 million in 2021 from $38.7 million in 2020. The lower realized performance fees generated in 2021 were primarily attributable to decreases in realized performance fees generated from EPF III and Apollo US Real Estate Fund II (“Apollo US REF II”) of $12.7 million and $3.6 million, respectively.
The realized performance fees from EPF III in 2021 were primarily a result of realizations from residential mortgage backed securities, commercial real estate and investments in a real estate investment trust. The realized performance fees from EPF III in 2020 were primarily attributable to the sale of investments in logistics assets.

The decrease in realized performance fees from Apollo US REF II were primarily attributable to realizations from investments in the leisure sector in 2020 while the fund had no realized performance fees in 2021.
Realized profit sharing expense decreased by $26.5 million to $12.2 million in 2021 from $38.7 million in 2020 as a result of the corresponding decrease in realized performance fees as described above, and a decrease in profit sharing expense related to the Incentive Pool. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $2.0 million and $22.5 million related to the Incentive Pool for 2021 and 2020, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Net interest loss and other increased by $1.9 million to $6.2 million in 2020 from $4.3 million in 2019 primarily due to additional interest expense incurred as a result of the timing of issuances of debt arrangements, as described in note 10 to our condensed consolidated financial statements as well as a decrease in interest income earned from U.S. Treasury securities as a result of lower interest rates in 2021.
Summary of Distributable Earnings
The following table is a reconciliation of Distributable Earnings per share of common and equivalent to net dividend per share of common and equivalent.

	For the Three Months Ended March 31,
	2021	2020
	(in thousands, except per share data)
Segment Distributable Earnings	$328,782	$196,505
Taxes and related payables	(25,786)	(22,193)
Preferred dividends	(9,164)	(9,164)
Distributable Earnings	293,832	165,148
Add back: Tax and related payables attributable to common and equivalents	20,319	19,244
Distributable Earnings before certain payables(1)	314,151	184,392
Percent to common and equivalents	54%	54%
Distributable Earnings before other payables attributable to common and equivalents	169,642	99,572
Less: Taxes and related payables attributable to common and equivalents	(20,319)	(19,244)
Distributable Earnings attributable to common and equivalents(2)	$149,323	$80,328
Distributable Earnings per share(3)	$0.66	$0.37
(Retained) contributed capital per share(3)	(0.16)	0.05
Net dividend per share(3)	$0.50	$0.42
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

Summary of Non-U.S. GAAP Measures
The table below sets forth a reconciliation of net income attributable to Apollo Global Management, Inc. Class A Common Stockholders to our non-U.S. GAAP performance measures:

	For the Three Months Ended March 31,
	2021	2020
	(in thousands)
Net Income (Loss) Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$669,726	$(1,005,382)
Preferred dividends	9,164	9,164
Net income (loss) attributable to Non-Controlling Interests in consolidated entities	70,578	(164,409)
Net income (loss) attributable to Non-Controlling Interests in the Apollo Operating Group	769,035	(1,123,216)
Net Income (Loss)	$1,518,503	$(2,283,843)
Income tax provision (benefit)	203,246	(295,853)
Income (Loss) Before Income Tax Provision (Benefit)	$1,721,749	$(2,579,696)
Transaction-related charges(1)	20,094	(21,399)
Charges associated with corporate conversion	—	1,064
(Gains) losses from change in tax receivable agreement liability	(1,941)	—
Net (income) loss attributable to Non-Controlling Interests in consolidated entities	(70,578)	164,409
Unrealized performance fees	(1,290,499)	1,800,181
Unrealized profit sharing expense	588,992	(681,183)
Equity-based profit sharing expense and other(2)	34,872	34,488
Equity-based compensation	16,158	14,070
Unrealized principal investment (income) loss	(363,773)	201,570
Unrealized net (gains) losses from investment activities and other	(326,292)	1,263,001
Segment Distributable Earnings(3)	$328,782	$196,505
Taxes and related payables	(25,786)	(22,193)
Preferred dividends	(9,164)	(9,164)
Distributable Earnings	$293,832	$165,148
Preferred dividends	9,164	9,164
Taxes and related payables	25,786	22,193
Realized performance fees	(106,754)	(65,746)
Realized profit sharing expense	57,756	65,746
Realized principal investment income, net	(26,634)	(5,583)
Net interest loss and other	33,506	37,134
Fee Related Earnings	$286,656	$228,056
Depreciation, amortization and other, net	5,055	3,111
Fee Related EBITDA	$291,711	$231,167
Realized performance fees	106,754	65,746
Realized profit sharing expense	(57,756)	(65,746)
Fee Related EBITDA + 100% of Net Realized Performance Fees	$340,709	$231,167
(1)Transaction-related charges include contingent consideration, equity-based compensation charges and the amortization of intangible assets and certain other charges associated with acquisitions, and restructuring charges.
(2)Equity-based profit sharing expense and other includes certain profit sharing arrangements in which a portion of performance fees distributed to the general partner are allocated by issuance of equity-based awards, rather than cash, to employees of Apollo. Equity-based profit sharing expense and other also includes non-cash expenses related to equity awards in unconsolidated related parties granted to employees of Apollo.
(3)See note 16 to the condensed consolidated financial statements for more details regarding Segment Distributable Earnings for the combined segments.

The table below sets forth a reconciliation of Class A shares outstanding to our Distributable Earnings Shares Outstanding:

	As of March 31, 2021	As of March 31, 2020	As of December 31, 2020
Total Class A shares outstanding	232,222,572	228,834,099	228,873,449
Non-GAAP Adjustments:
Participating Apollo Operating Group Units	202,098,812	204,028,327	204,028,327
Vested RSUs	153,379	244,240	1,833,332
Unvested RSUs Eligible for Dividend Equivalents	8,300,659	8,114,841	6,275,957
Distributable Earnings Shares Outstanding	442,775,422	441,221,507	441,011,065
Liquidity and Capital Resources
Overview
Apollo’s business model primarily derives revenues and cash flows from the assets it manages. Apollo targets operating expense levels such that fee income exceeds total operating expenses each period. The company intends to distribute to its stockholders on a quarterly basis substantially all of its distributable earnings after taxes and related payables in excess of amounts determined to be necessary or appropriate to provide for the conduct of the business. As a result, the Company requires limited capital resources to support the working capital or operating needs of the business. While primarily met by cash flows generated through fee income received, liquidity needs are also met (to a limited extent) through proceeds from borrowings and equity issuances as described in notes 10 and 13 to the condensed consolidated financial statements, respectively. The Company had cash and cash equivalents of $1.7 billion at March 31, 2021.
Due to the COVID-19 pandemic, there has been volatility in the financial markets. While the Company is not aware of any events that would result in an immediate impact to our liquidity needs, we continue to monitor developments on the global spread of COVID-19 as additional information is obtained.
Primary Sources and Uses of Cash
The Company has multiple sources of short-term liquidity to meet its capital needs, including cash on hand, annual cash flows from its activities, and available funds from the Company’s $750 million revolving credit facility as of March 31, 2021. The Company believes these sources will be sufficient to fund our capital needs for at least the next twelve months. If the Company determines that market conditions are favorable after taking into account our liquidity requirements, we may seek to issue additional senior notes, preferred equity, or other financing instruments.
The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows:

	For the Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating Activities	$(228,751)	$867,614
Investing Activities	18,863	(759,388)
Financing Activities	1,176,953	(432,891)
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	$967,065	$(324,665)

The assets of our consolidated funds and VIEs, on a gross basis, can be substantially larger than the assets of our core business and, accordingly, could have substantial effect on the accompanying statement of cash flows. Because our consolidated funds and VIEs are treated as investment companies for accounting purposes, their investing cash flow amounts are included in our cash flows from operations. The table below summarizes our condensed consolidated statements of cash flow by activity attributable to the Company and to our consolidated funds and VIEs.

	For the Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by the Company’s operating activities	$412,212	$368,649
Net cash provided by (used in) the Consolidated Funds and VIEs operating activities	(640,963)	498,965
Net cash provided by (used in) operating activities	(228,751)	867,614
Net cash provided by (used in) the Company’s investing activities	2,614	(765,180)
Net cash provided by the Consolidated Funds & VIEs investing activities	16,249	5,792
Net cash provided by (used in) investing activities	18,863	(759,388)
Net cash used in the Company’s financing activities	(324,133)	(511,902)
Net cash provided by the Consolidated Funds and VIEs financing activities	1,501,086	79,011
Net cash provided by (used in) financing activities	$1,176,953	$(432,891)
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
•During the three months ended March 31, 2021 cash used by operating activities primarily reflects the operating activity of our consolidated funds and VIEs, which include cash outflows for purchases of investments, offset by cash inflows from consolidated funds. Net cash used by operating activities also reflects cash outflows for compensation, general, administrative, and other expenses, offset by cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income.
•During the three months ended March 31, 2020, cash provided by operating activities primarily includes cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, offset by cash outflows for compensation, general, administrative, and other expenses. Net cash provided by operating activities also reflects the operating activity of our consolidated funds and VIEs, which primarily include cash inflows from consolidated funds and from sale of investments offset by cash outflows for purchases of investments.
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
•During the three months ended March 31, 2021, cash provided by investing activities primarily reflects the investing activity of our consolidated funds and VIEs, which primarily reflects net contributions to equity method investments.
•During the three months ended March 31, 2020, cash used by investing activities primarily reflects purchases of U.S. Treasury securities and other investments and net contributions to equity method investments, offset partially by proceeds from maturities of U.S. Treasury securities.
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
•During the three months ended March 31, 2021, cash provided in financing activities primarily reflects the financing activity of our consolidated funds and VIEs, which primarily include cash inflows from the issuance of debt, proceeds from issuance of securities of a SPAC, offset by payment of underwriting discounts.
•During the three months ended March 31, 2020, cash used in financing activities primarily reflects dividends to Class A shareholders, distributions to Non-Controlling interest holders, and repurchases of Class A shares.
Future Debt Obligations
The Company had long-term debt of $3.2 billion at March 31, 2021, which includes $3.1 billion of notes with maturities in 2024, 2026, 2029, 2030, 2039, 2048 and 2050. See note 10 to the condensed consolidated financial statements for further information regarding the Company’s debt arrangements.
Contractual Obligations, Commitments and Contingencies
The Company had unfunded general partner commitments of $1.0 billion at March 31, 2021, of which $347.9 million related to Fund IX. For a summary and a description of the nature of the Company’s commitments, contingencies and contractual obligations, see note 15 to the condensed consolidated financial statements and “—Contractual Obligations, Commitments and Contingencies”. The Company’s commitments are primarily fulfilled through cash flows from operations and (to a limited extent) through borrowings and equity issuances as described in notes 10 and 13 to the condensed consolidated financial statements, respectively.
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
Income Taxes
Effective September 5, 2019, Apollo Global Management, LLC, a Delaware limited liability company, converted to a Delaware corporation named Apollo Global Management, Inc. Subsequent to the conversion, generally all of the income it earns is subject to U.S. corporate income taxes.
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
Dividends and Distributions
For information regarding the quarterly dividends and distributions to Class A shareholders, Non-Controlling Interest holders in the Apollo Operating Group and participating securities, see note 13 to the condensed consolidated financial statements.
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
On May 4, 2021, the Company declared a cash dividend of $0.50 per Class A share, which will be paid on May 28, 2021 to holders of record at the close of business on May 20, 2021. Also, the Company declared a cash dividend of $0.398438 per share of Series A Preferred share and Series B Preferred share which will be paid on June 15, 2021 to holders of record at the close of business on June 1, 2021.
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
AOG Unit Payment
Pursuant to the binding governance term sheet the Company entered into with the Managing Partners, all AOG Units beneficially owned by each holder of AOG Units (other than Athene) will be transferred to NewCo and one or more of its affiliates in a series of transactions in exchange for (i) such number of shares of Class A common stock of NewCo equal to the aggregate number of Outstanding AOG Units and (ii) an aggregate amount in cash equal to the product of (a) number of Outstanding AOG Units multiplied by (b) $3.66, payable over a period of four years in equal quarterly installments; provided, however, that in the event that the Company consummates the transactions contemplated by the Merger Agreement simultaneously with the mandatory exchange, the AOG Unit Payment will be payable over the period between the date on which the transactions contemplated by the Merger Agreement are consummated and the third anniversary of the Mandatory Exchange Date in equal quarterly installments. For more information, see “—General”.
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
Fund VIII, Fund VII, Fund VI, ANRP I and ANRP II Escrow
As of March 31, 2021, the remaining investments and escrow cash of Fund VII was valued at 61% of the fund’s unreturned capital, respectively, which was below the required escrow ratio of 115%. As a result, Fund VII is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per these funds’ partnership agreements.
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
Strategic Transaction with Athene Holding
On October 27, 2019 Athene Holding, AGM Inc. and the entities that form the Apollo Operating Group entered into the Transaction Agreement. Pursuant to the Transaction Agreement, Athene Holding issued on February 28, 2020, 35,534,942 AHL Class A Common Shares to certain subsidiaries of the Apollo Operating Group in exchange for (i) issuance by the Apollo Operating Group of 29,154,519 non-voting equity interests of the Apollo Operating Group to Athene Holding and (ii) $350 million in cash. See note 14 to the condensed consolidated financial statements for further information regarding the Transaction Agreement with Athene Holding.
Termination Fee with Athene Holding
See note 14 to the condensed consolidated financial statements for further information regarding the termination fee that could be payable by AGM Inc. upon termination of the Merger Agreement with Athene Holding.
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
Income Taxes
Effective September 5, 2019, Apollo Global Management, LLC converted from a Delaware limited liability company to a Delaware corporation named Apollo Global Management, Inc. Subsequent to the conversion, generally all of the income it earns from the Apollo Operating Group (“AOG”) entities is subject to U.S. corporate income taxes. Certain of the

AOG entities operate as partnerships for U.S. income tax purposes and are subject to New York City unincorporated business taxes (“NYC UBT”). Certain non-U.S. entities are also subject to non-U.S. corporate income taxes.
Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties. The Company recognizes the tax benefit of uncertain tax positions only where the position is “more likely than not” to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If a tax position is not considered more likely than not to be sustained, then no benefits of the position are recognized. The Company’s tax positions are reviewed and evaluated quarterly to determine whether the Company has uncertain tax positions that require financial statement recognition.
Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amount of assets and liabilities and their respective tax basis using currently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period during which the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized.
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

Contractual Obligations, Commitments and Contingencies
The Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows as of March 31, 2021:

	Remaining 2021	2022	2023	2024	2025	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$33,934	$52,040	$52,085	$48,417	$46,123	$433,989	$666,588
Other long-term obligations(2)	25,226	3,482	1,998	812	704	704	32,926
2018 AMH Credit Facility(3)	506	675	675	675	611	—	3,142
2024 Senior Notes(3)	15,000	20,000	20,000	508,333	—	—	563,333
2026 Senior Notes(3)	16,500	22,000	22,000	22,000	22,000	508,983	613,483
2029 Senior Notes(3)	24,665	32,886	32,886	32,886	32,886	777,933	934,142
2030 Senior Notes(3)	9,938	13,250	13,250	13,250	13,250	558,663	621,601
2039 Senior Secured Guaranteed Notes(3)(4)	11,627	15,503	15,503	15,503	15,503	379,558	453,197
2048 Senior Notes(3)	11,250	15,000	15,000	15,000	15,000	633,750	705,000
2050 Subordinated Notes(3)	11,138	14,850	14,850	14,850	14,850	656,994	727,532
Secured Borrowing I	259	345	345	345	345	20,488	22,127
Secured Borrowing II	254	339	339	339	339	22,073	23,683
2016 AMI Term Facility I	193	257	257	257	19,800	—	20,764
2016 AMI Term Facility II	201	268	19,281	—	—	—	19,750
Obligations	$160,691	$190,895	$208,469	$672,667	$181,411	$3,993,135	$5,407,268
(1)Operating lease obligations excludes $132.0 million of other operating expenses associated with operating leases. Operating lease obligations includes $260.6 million related to leases that have not yet commenced.
(2)Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.
(3)See note 10 of the condensed consolidated financial statements for further discussion of these debt obligations.
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
Commitments
Certain of our management companies and general partners are committed to contribute to the funds we manage and certain related parties. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our related parties, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its related parties, the percentage of total fund commitments of Apollo and its related parties, the commitment and remaining commitment amounts of Apollo only (excluding related parties), and the percentage of total fund commitments of Apollo only (excluding related parties) for each credit, private equity and real assets fund as of March 31, 2021 ($ in millions):

Fund	Apollo and Related Party Commitments	Apollo Only (Excluding Related Party) Commitments	Apollo and Related Party Remaining Commitments	Apollo Only (Excluding Related Party) Remaining Commitments
Credit:
FCI III	$224.3	$0.1	$110.3	$0.1
SCRF IV	416.1	33.1	124.2	9.7
Accord IV	246.2	20.0	232.7	18.9
Accord IIIB	140.5	14.1	97.8	11.3
Accord III	225.1	0.1	97.8	—
Apollo Strategic Origination Partners	6,121.2	121.2	5,967.8	118.2
Apollo Origination Partners	1,352.7	7.7	1,352.7	7.7
Other Credit	8,814.9	627.5	2,605.5	128.4
Total Credit	17,541.0	823.8	10,588.8	294.3
Private Equity:
Fund IX	1,914.5	454.5	1,447.6	347.9
Fund VIII	1,543.5	396.8	218.2	58.1
Fund VII	467.2	178.1	59.7	22.9
ANRP III	650.1	20.4	568.5	17.9
ANRP II	481.2	26.1	105.4	5.9
ANRP I	376.1	10.1	47.3	1.0
AION Capital Partners	151.0	50.0	15.6	4.9
HVF	839.6	63.4	236.3	17.8
Other Private Equity	4,893.6	327.8	2,170.6	163.5
Total Private Equity	11,316.8	1,527.2	4,869.2	639.9
Real Assets:
European Principal Finance Funds
EPF III(1)	609.4	74.2	285.1	35.8
EPF II(1)	412.0	60.2	91.1	17.9
EPF I(1)	315.1	20.8	50.8	4.7
U.S. RE Fund III(2)	349.5	2.6	274.4	1.4
U.S. RE Fund II(2)	670.7	4.9	202.9	1.4
U.S. RE Fund I(2)	435.3	16.7	77.3	2.6
Asia RE Fund II(2)	642.6	3.1	379.2	2.3
Asia RE Fund I(2)	364.3	8.4	176.9	3.2
Apollo Infrastructure Opportunities Fund II	406.2	16.2	371.9	14.9
Apollo Infrastructure Opportunities Fund I(3)	241.2	8.9	64.6	2.4
Other Real Assets	491.9	5.1	32.4	2.3
Total Real Assets	4,938.2	221.1	2,006.6	88.9
Total	$33,796.0	$2,572.1	$17,464.6	$1,023.1
(1)Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.17 as of March 31, 2021.
(2)Figures for U.S. RE Fund I include base, additional, and co-investment commitments. A co-investment vehicle within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.38 as of March 31, 2021. Figures for U.S. RE Fund II, U.S. RE Fund III, Asia RE Fund I and Asia RE Fund II include co-investment commitments.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of March 31, 2021, AGS had an unfunded contingent commitment of $50.6 million outstanding related to such commitments. The commitment expired on April 1, 2021 with no funding on the part of AGS.

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
Certain of our funds hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize our risk exposure by limiting the counterparties with which our funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. As of March 31, 2021, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.
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

PART II
ITEM 1.    LEGAL PROCEEDINGS
See note 15 to our condensed consolidated financial statements for a summary of the Company’s legal proceedings.
ITEM 1A.    RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our 2020 Annual Report, which is accessible on the Securities and Exchange Commission's website at www.sec.gov. The risks described in our 2020 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
On March 8, 2021, AGM Inc. entered into the Merger Agreement with AHL, HoldCo, and the Merger Subs. Following the closing of the transactions contemplated by the Merger Agreement, AGM Inc. and AHL will be direct wholly owned subsidiaries of HoldCo, which will be renamed “Apollo Global Management, Inc.” The mergers described in the Merger Agreement (the “mergers”) are expected to close in January of 2022.

There can be no assurance that we will successfully complete the transactions contemplated by the Merger Agreement on the terms or timetable currently contemplated or at all.

No assurance can be given that the mergers will be completed when expected, on the terms set forth in the Merger Agreement or at all. The mergers are subject to a number of conditions to closing as specified in the Merger Agreement. These closing conditions include, among others, (i) receipt of the required approval of the (a) AGM Inc. Merger Agreement proposal and (b) AHL Merger Agreement proposal; (ii) the authorizations, consents, orders or approvals of, or declarations or filings with, and the expiration of waiting periods required from, certain governmental authorities having been obtained and being in full force and effect; (iii) there being in effect no injunction, judgment, ruling or law enacted, promulgated, issued, entered, amended or enforced by any governmental authority enjoining, restraining or otherwise making illegal or prohibiting the consummation of the mergers; (iv) the accuracy of the representations and warranties of the other party to the extent required under the Merger Agreement; (v) in the case of each of AGM Inc., AHL and HoldCo’s, compliance with, in all material respects, each of the covenants, obligations and agreements it is required to comply with or perform at or prior to the effective times of the mergers; and (vi) since the date of the Merger Agreement there must not have occurred and be continuing certain events that could be deemed a material adverse effect.

No assurance can be given that the required stockholder and shareholder consents and approvals, as applicable, will be obtained or that the required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the consents and approvals. Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met. In addition, either AGM Inc. or AHL may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the mergers are not completed by June 30, 2022. In addition, if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we may be required to pay AHL a termination fee of $81,900,000.

Any delay in completing the mergers could cause us not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the mergers are successfully completed within their expected time frame.

Until the completion of the mergers or the termination of the Merger Agreement in accordance with its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us and our stockholders.

After the date of the Merger Agreement and prior to the effective times of the mergers, the Merger Agreement restricts us from taking specified actions without the written consent of AHL (such consent not to be unreasonably withheld, conditioned or delayed) and requires that our business and that of our subsidiaries be conducted in all material respects in the ordinary course of business consistent with past practice. These restrictions may prevent us from making appropriate changes to our businesses or organizational structure or from pursuing attractive business opportunities that may arise prior to the completion of the mergers and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from the pendency of the mergers could be exacerbated by any delays in consummation of the mergers or termination of the Merger Agreement.

We will incur significant transaction and merger-related costs in connection with the mergers.

We have incurred and expect to incur a number of non-recurring costs associated with the mergers. These costs and expenses include fees paid to financial, legal and accounting advisors, potential employment-related costs, filing fees, printing expenses and other related charges. Some of these costs are payable by us regardless of whether the mergers are completed. There are also certain processes, policies, procedures, operations, technologies and systems that may or must be integrated in connection with the mergers and the integration of the two companies’ businesses. While we have assumed that a certain level of expenses would be incurred in connection with the mergers and the other transactions contemplated by the Merger Agreement, there are many factors beyond their control that could affect the total amount or the timing of the integration and implementation expenses.

There may also be additional unanticipated significant costs in connection with the mergers that HoldCo may not recoup. These costs and expenses could reduce the realization of efficiencies, strategic benefits and additional income we expect to achieve from the mergers. Although we expect that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.

The termination of the Merger Agreement could negatively impact us.

If the mergers are not completed for any reason, including as a result of AGM Inc. stockholders or AHL shareholders failing to adopt the Merger Agreement, our ongoing businesses may be adversely affected and, without realizing any of the benefits of having completed the mergers, we would be subject to a number of risks, including the following:
•we may experience negative reactions from investors, including negative impacts on our stock price;
•we may experience negative reactions from our business partners, regulators and employees;
•we will be required to pay certain legal, financing and accounting costs and associated fees and expenses relating to the mergers, whether or not the mergers are completed; and
•matters relating to the mergers require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

Coordinating the businesses of AGM Inc. and AHL may be more difficult, costly or time-consuming than expected and HoldCo may fail to realize the anticipated benefits of the mergers, which may adversely affect HoldCo’s business results and negatively affect the value of HoldCo’s shares following the mergers.

The success of the mergers will depend on, among other things, the ability of AGM Inc. and AHL to coordinate their businesses under HoldCo in a manner that facilitates growth opportunities. However, AGM Inc. and AHL may not be able to successfully coordinate their respective businesses in a manner that permits anticipated growth to be realized, without adversely affecting current revenues and investments. If the combined company is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected. Specifically, the following issues, among others, must be addressed in order to realize the anticipated benefits of the mergers so the combined company performs as expected:
•coordinating the businesses of AGM Inc. and AHL and meeting the capital requirements of the combined company, in a manner that permits the combined company to achieve the growth anticipated to result from the mergers;
•coordinating the companies’ technologies;
•coordinating the companies’ operating practices, internal controls and other policies, procedures and processes;
•addressing possible differences in business backgrounds and corporate cultures;
•coordinating geographically dispersed organizations; and
•effecting actions that may be required in connection with obtaining regulatory approvals.

In addition, at times the attention of certain members of either company’s or both companies’ management and resources may be focused on completion of the mergers and the coordination of the AGM Inc. and AHL businesses under

HoldCo and diverted from day-to-day business operations, which may disrupt each company’s ongoing business and the business of the combined company.

Furthermore, the board of directors of HoldCo will consist of the current directors of AGM Inc. and certain directors of AHL. Combining the boards of directors of each company into a single HoldCo board could require the reconciliation of differing priorities and philosophies.

An inability to realize the full extent of the anticipated benefits of the mergers and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the combination process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of the common stock of the combined company after the completion of the mergers. In addition, the actual coordination of the AGM Inc. and AHL businesses under HoldCo may result in additional and unforeseen expenses, and the anticipated benefits of the coordination plan may not be realized. If AGM Inc. and AHL are not able to adequately address coordination challenges, they may be unable to successfully coordinate their operations or realize the anticipated benefits of the coordination of the two companies.
ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES
On February 10, 2021, February 18, 2021, February 26, 2021, and March 2, 2021, we issued 1,387,146, 9,874, 1,494, and 21,094 shares of Class A shares, respectively, net of taxes to Apollo Management Holdings, L.P., a subsidiary of Apollo Global Management, Inc., in connection with issuances of stock to participants in the Equity Plan for an aggregate purchase price of $70.6 million, $0.5 million, $0.1 million, and $1.1 million respectively. The issuance was exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our Class A shares made by us or on our behalf during the fiscal quarter ended March 31, 2021. From January 1, 2021 through March 31, 2021, the Company paid approximately $48.1 million in cash to satisfy tax withholding and cash settlement obligations in lieu of issuing Class A shares upon the vesting of equity awards representing 943,997 Class A shares.

Period	Total number of Class A shares purchased(1)	Average price paid per share	Total number of Class A shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of Class A shares that may yet be purchased under the plans or programs (3)
January 1, 2021 through January 31, 2021	—	$—	—	$382,707,077
February 1, 2021 through February 28, 2021	—	$—	—	$334,662,792
March 1, 2020 through March 31, 2021	—	$—	—	$334,607,173
Total	—
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

2.1
Agreement and Plan of Merger, dated as of March 8, 2021, by and among Apollo Global Management, Inc., Athene Holding Ltd., Tango Holdings, Inc., Blue Merger Sub, Ltd., and Green Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 8, 2021 (File No. 001-35107)).

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

Exhibit Number	Exhibit Description

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

Exhibit Number	Exhibit Description

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

*+10.1	Employment Agreement with Joshua J. Harris dated March 8, 2021.

*10.2	Amended Form of Independent Director Engagement Letter.

*10.3	Governance Term Sheet.

*+10.4	Amended and Restated Exempted Limited Partnership Agreement of Apollo Global Carry Pool Aggregator IV, L.P., dated January 28, 2021

*+10.5	Form of Award Agreement for Apollo Global Carry Pool Aggregator IV, L.P.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit Number	Exhibit Description

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

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

Apollo Global Management, Inc.
(Registrant)

Date: May 10, 2021	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer and Co-Chief Operating Officer (principal financial officer and authorized signatory)