Form 10-Q
period 2021-06-30
Apollo Global Management, Inc.
filed 2021-08-06
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021 OR

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
Securities registered pursuant to Section 12(g) of the Act: None

As of August 4, 2021, there were 235,527,358 shares of Class A common stock, 1 share of Class B common stock and 1 share of Class C common stock of the Registrant outstanding.
As of August 4, 2021, on a fully exchanged and diluted basis, there were 432,935,490 shares of Class A common stock of the Registrant outstanding, which includes 168,253,613 Apollo Operating Group Units held by AP Professional Holdings, L.P. and 29,154,519 Apollo Operating Group Units held by Athene Holding Ltd.

Forward-Looking Statements
This quarterly report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this quarterly report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to our dependence on certain key personnel, our ability to raise new credit, private equity, or real assets funds, the impact of the novel coronavirus disease 2019 (“COVID-19”), market conditions generally, our ability to manage our growth, fund performance, changes in our regulatory environment and tax status, the variability of our revenues, net income and cash flow, our use of leverage to finance our businesses and investments by our funds, litigation risks and consummation of the merger of Apollo with Athene Holding, potential corporate governance changes and related transactions which are subject to regulatory, corporate and stockholder approvals, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on February 19, 2021 (the “2020 Annual Report”) and Quarterly Report on Form 10-Q filed with the SEC on May 10, 2021, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.
Terms Used in This Report
In this quarterly report, references to “Apollo,” “we,” “us,” “our” and the “Company” refer collectively to Apollo Global Management, Inc. (“AGM Inc.”) and its subsidiaries, including the Apollo Operating Group and all of its subsidiaries, or as the context may otherwise require; "Class A shares" refers to the Class A common stock, $0.00001 par value per share, of AGM Inc.; “Class B share” refers to the Class B common stock, $0.00001 par value per share, of AGM Inc.; "Class C share" refers to the Class C common stock, $0.00001 par value per share, of AGM Inc.; “Series A Preferred shares” refers to the 6.375% Series A preferred stock of AGM Inc.; “Series B Preferred shares” refers to the 6.375% Series B preferred stock of AGM Inc.; and “Preferred shares” refers to the Series A Preferred shares and the Series B Preferred shares, collectively;
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
“Apollo Group” means (i) the Class C Stockholder and its affiliates, including their respective general partners, members and limited partners, (ii) Holdings and its affiliates, including their respective general partners, members and limited partners, (iii) with respect to each Co-Founder, such Co-Founder and such Co-Founder’s group (as defined in Section 13(d) of the Exchange Act), (iv) any former or current investment professional of or other employee of an Apollo employer (as defined below) or the Apollo Operating Group (or such other entity controlled by a member of the Apollo Operating Group) and any member of such person’s group, (v) any former or current executive officer of an Apollo employer or the Apollo Operating Group (or such other entity controlled by a member of the Apollo Operating Group) and any member of such person’s group; and (vi) any former or current director of an Apollo employer or the Apollo Operating Group (or such other entity controlled by a member of the Apollo Operating Group) and any member of such person’s group. With respect to any person, Apollo employer means AGM Inc. or such successor thereto or such other entity controlled by AGM Inc. or its successor as may be such person’s employer at such time, but does not include any portfolio companies;
“Apollo Operating Group” refers to (i) the limited partnerships and limited liability companies through which we currently operate our businesses and (ii) one or more limited partnerships or limited liability companies formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments”;

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

“Co-Founders” refer to Messrs. Leon Black, Joshua Harris and Marc Rowan collectively and, when used in reference to holdings of interests in Apollo or Holdings, includes certain related parties of such individuals;
“Contributing Partners” refer to those of our partners and their related parties (other than our Co-Founders) who indirectly beneficially own (through Holdings) Apollo Operating Group units;
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
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on June 30, 2021 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
“gross IRR” of a real assets fund excluding the principal finance funds represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on June 30, 2021 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
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
“Holdings” means AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership through which our Co-Founders and Contributing Partners indirectly beneficially own their interests in the Apollo Operating Group units;
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
“net IRR” of a real assets fund excluding the principal finance funds represents the cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of June 30, 2021 or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
AS OF JUNE 30, 2021 AND DECEMBER 31, 2020
(dollars in thousands, except share data)

	As of June 30, 2021	As of December 31, 2020
Assets:
Cash and cash equivalents	$1,824,712	$1,555,517
Restricted cash and cash equivalents	1,524,902	17,708
U.S. Treasury securities, at fair value	—	816,985
Investments (includes performance allocations of $2,736,493 and $1,624,156 as of June 30, 2021 and December 31, 2020, respectively)	7,910,519	4,995,411
Assets of consolidated variable interest entities:
Cash and cash equivalents	805,736	893,306
Investments, at fair value	13,659,631	13,316,016
Other assets	167,989	290,264
Incentive fees receivable	13,802	5,231
Due from related parties	425,927	462,383
Deferred tax assets, net	235,118	539,244
Other assets	494,455	364,963
Lease assets	361,597	295,098
Goodwill	116,958	116,958
Total Assets	$27,541,346	$23,669,084
Liabilities, Redeemable non-controlling interests and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$141,688	$119,982
Accrued compensation and benefits	169,554	82,343
Deferred revenue	74,946	30,369
Due to related parties	439,662	608,469
Profit sharing payable	1,521,906	842,677
Debt	3,154,289	3,155,221
Liabilities of consolidated variable interest entities:
Debt, at fair value	8,077,288	8,660,515
Notes payable	2,498,748	2,471,971
Other liabilities	912,439	773,045
Other liabilities	511,750	295,612
Lease liabilities	409,930	332,915
Total Liabilities	17,912,200	17,373,119
Commitments and Contingencies (see note 15)
Redeemable non-controlling interests:
Redeemable non-controlling interests	1,416,711	782,702
Stockholders’ Equity:
Apollo Global Management, Inc. Stockholders’ Equity:
Series A Preferred Stock, 11,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	264,398	264,398
Series B Preferred Stock, 12,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	289,815	289,815

Class A Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 231,366,321 and 228,873,449 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Class B Common Stock, $0.00001 par value, 999,999,999 shares authorized, 1 share issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Class C Common Stock, $0.00001 par value, 1 share authorized, 1 share issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Additional paid in capital	822,612	877,173
Retained earnings	990,798	—
Accumulated other comprehensive loss	(2,542)	(2,071)
Total Apollo Global Management, Inc. Stockholders’ Equity	2,365,081	1,429,315
Non-Controlling Interests in consolidated entities	2,838,121	2,275,728
Non-Controlling Interests in Apollo Operating Group	3,009,233	1,808,220
Total Stockholders’ Equity	8,212,435	5,513,263
Total Liabilities, Redeemable non-controlling interests and Stockholders’ Equity	$27,541,346	$23,669,084
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(dollars in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Management fees	$470,092	$409,953	$927,277	$806,557
Advisory and transaction fees, net	86,351	61,957	142,699	98,920
Investment income (loss):
Performance allocations	735,139	924,599	2,130,486	(809,724)
Principal investment income (loss)	76,425	111,621	458,391	(76,228)
Total investment income (loss)	811,564	1,036,220	2,588,877	(885,952)
Incentive fees	14,318	205	18,172	19,724
Total Revenues	1,382,325	1,508,335	3,677,025	39,249
Expenses:
Compensation and benefits:
Salary, bonus and benefits	181,299	151,019	355,929	290,288
Equity-based compensation	52,998	59,420	109,446	111,542
Profit sharing expense	361,247	375,959	1,016,727	(260,039)
Total compensation and benefits	595,544	586,398	1,482,102	141,791
Interest expense	34,814	32,291	69,613	63,533
General, administrative and other	115,838	83,729	215,688	168,251
Placement fees	591	359	1,128	768
Total Expenses	746,787	702,777	1,768,531	374,343
Other Income (Loss):
Net gains (losses) from investment activities	913,394	268,667	1,266,545	(995,884)
Net gains (losses) from investment activities of consolidated variable interest entities	145,403	57,862	257,997	(108,058)
Interest income	645	3,994	1,443	11,928
Other income (loss), net	4,531	3,327	(13,219)	(13,180)
Total Other Income (Loss)	1,063,973	333,850	1,512,766	(1,105,194)
Income (loss) before income tax (provision) benefit	1,699,511	1,139,408	3,421,260	(1,440,288)
Income tax (provision) benefit	(194,051)	(140,323)	(397,297)	155,530
Net Income (Loss)	1,505,460	999,085	3,023,963	(1,284,758)
Net (income) loss attributable to Non-Controlling Interests	(847,733)	(552,756)	(1,687,346)	734,869
Net Income (Loss) Attributable to Apollo Global Management, Inc.	657,727	446,329	1,336,617	(549,889)
Series A Preferred Stock Dividends	(4,383)	(4,383)	(8,766)	(8,766)
Series B Preferred Stock Dividends	(4,781)	(4,782)	(9,562)	(9,563)
Net Income (Loss) Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$648,563	$437,164	$1,318,289	$(568,218)
Net Income (Loss) Per Share of Class A Common Stock:
Net Income (Loss) Available to Class A Common Stock – Basic	$2.70	$1.84	$5.51	$(2.55)
Net Income (Loss) Available to Class A Common Stock – Diluted	$2.70	$1.84	$5.51	$(2.55)
Weighted Average Number of Shares of Class A Common Stock Outstanding – Basic	231,058,813	227,653,988	230,534,073	227,205,866
Weighted Average Number of Shares of Class A Common Stock Outstanding – Diluted	231,058,813	227,653,988	230,534,073	227,205,866

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(dollars in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net Income (Loss)	$1,505,460	$999,085	$3,023,963	$(1,284,758)
Other Comprehensive Income (Loss), net of tax:
Currency translation adjustments, net of tax	3,711	6,943	(11,436)	1,128
Net gain from change in fair value of cash flow hedge instruments	52	50	102	101
Net gain (loss) on available-for-sale securities	(148)	3,552	670	(1,348)
Total Other Comprehensive Income (Loss), net of tax	3,615	10,545	(10,664)	(119)
Comprehensive Income (Loss)	1,509,075	1,009,630	3,013,299	(1,284,877)
Comprehensive (Income) Loss attributable to Non-Controlling Interests	(851,304)	(558,979)	(1,677,153)	735,687
Comprehensive Income (Loss) Attributable to Apollo Global Management, Inc.	$657,771	$450,651	$1,336,146	$(549,190)

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(dollars in thousands, except share data)

	Apollo Global Management, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Stockholders’ Equity
Balance at April 1, 2020	228,834,099	1	1	$264,398	$289,815	$1,085,949	$(1,075,323)	$(8,201)	$556,638	$2,122,281	$820,115	$3,499,034
Dilution impact of issuance of Class A Common Stock	—	—	—	—	—	126	—	—	126	—	—	126
Capital increase related to equity-based compensation	—	—	—	—	—	47,539	—	—	47,539	—	—	47,539
Capital contributions	—	—	—	—	—	—	—	—	—	38,826	—	38,826
Dividends/ Distributions	—	—	—	(4,383)	(4,782)	(99,789)	—	—	(108,954)	(98,633)	(128,662)	(336,249)
Payments related to issuances of Class A Common Stock for equity-based awards	355,616	—	—	—	—	(1,383)	(15,586)	—	(16,969)	—	—	(16,969)
Net income (loss)	—	—	—	4,383	4,782	—	437,164	—	446,329	41,068	511,688	999,085
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	2,178	2,178	4,328	437	6,943
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	—	26	26	—	24	50
Net income on available-for-sale securities	—	—	—	—	—	—	—	2,118	2,118	—	1,434	3,552
Balance at June 30, 2020	229,189,715	1	1	$264,398	$289,815	$1,032,442	$(653,745)	$(3,879)	$929,031	$2,107,870	$1,205,036	$4,241,937
Balance at January 1, 2020	222,994,407	1	1	$264,398	$289,815	$1,302,587	$—	$(4,578)	$1,852,222	$281,904	$904,001	$3,038,127
Equity transaction with Athene Holding	—	—	—	—	—	(54,868)	—	—	(54,868)	—	1,214,577	1,159,709
Consolidation of VIEs	—	—	—	—	—	—	—	—	—	1,895,095	—	1,895,095
Dilution impact of issuance of Class A Common Stock	—	—	—	—	—	8,329	—	—	8,329	—	—	8,329
Capital increase related to equity-based compensation	—	—	—	—	—	93,230	—	—	93,230	—	—	93,230
Capital contributions	—	—	—	—	—	—	—	—	—	181,853	—	181,853
Dividends/ Distributions	—	—	—	(8,766)	(9,563)	(312,638)	—	—	(330,967)	(127,570)	(284,300)	(742,837)
Payments related to issuances of Class A Common Stock for equity-based awards	3,151,903	—	—	—	—	28,991	(85,527)	—	(56,536)	—	—	(56,536)
Repurchase of Class A Common Stock	(2,194,095)	—	—	—	—	(64,205)	—	—	(64,205)	—	—	(64,205)
Exchange of AOG Units for Class A Common Stock	5,237,500	—	—	—	—	31,016	—	—	31,016	—	(16,967)	14,049
Net income (loss)	—	—	—	8,766	9,563	—	(568,218)	—	(549,889)	(123,341)	(611,528)	(1,284,758)
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	1,381	1,381	(71)	(182)	1,128
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	—	54	54	—	47	101
Net loss on available-for-sale securities	—	—	—	—	—	—	—	(736)	(736)	—	(612)	(1,348)
Balance at June 30, 2020	229,189,715	1	1	$264,398	$289,815	$1,032,442	$(653,745)	$(3,879)	$929,031	$2,107,870	$1,205,036	$4,241,937

	Apollo Global Management, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Stockholders’ Equity
Balance at April 1, 2021	232,222,572	1	1	$264,398	$289,815	$908,195	$477,343	$(2,586)	$1,937,165	$3,114,805	$2,446,171	$7,498,141
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	(125,215)	—	(125,215)
Accretion of redeemable non-controlling interests	—	—	—	—	—	(15,981)	—	—	(15,981)	—	—	(15,981)
Dilution impact of issuance of Class A Common Stock	—	—	—	—	—	(38)	—	—	(38)	—	—	(38)
Capital increase related to equity-based compensation	—	—	—	—	—	40,975	—	—	40,975	—	—	40,975
Capital contributions	—	—	—	—	—	—	—	—	—	191,435	—	191,435
Dividends/ Distributions	—	—	—	(4,383)	(4,781)	—	(119,536)	—	(128,700)	(462,485)	(162,224)	(753,409)
Payments related to issuances of Class A Common Stock for equity-based awards	397,782	—	—	—	—	3,214	(15,572)	—	(12,358)	—	—	(12,358)
Repurchase of Class A Common Stock	(2,144,713)	—	—	—	—	(122,703)	—	—	(122,703)	—	—	(122,703)
Exchange of AOG Units for Class A Common Stock	890,680	—	—	—	—	8,950	—	—	8,950	—	(6,437)	2,513
Net income	—	—	—	4,383	4,781	—	648,563	—	657,727	116,276	731,457	1,505,460
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	105	105	3,305	301	3,711
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	—	28	28	—	24	52
Net loss on available-for-sale securities	—	—	—	—	—	—	—	(89)	(89)	—	(59)	(148)
Balance at June 30, 2021	231,366,321	1	1	$264,398	$289,815	$822,612	$990,798	$(2,542)	$2,365,081	$2,838,121	$3,009,233	$8,212,435
Balance at January 1, 2021	228,873,449	1	1	$264,398	$289,815	$877,173	$—	$(2,071)	$1,429,315	$2,275,728	$1,808,220	$5,513,263
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	(125,215)	—	(125,215)
Accretion of redeemable non-controlling interests	—	—	—	—	—	(42,643)	—	—	(42,643)	—	—	(42,643)
Dilution impact of issuance of Class A Common Stock	—	—	—	—	—	(1,295)	—	—	(1,295)	—	—	(1,295)
Capital increase related to equity-based compensation	—	—	—	—	—	86,258	—	—	86,258	—	—	86,258
Capital contributions	—	—	—	—	—	—	—	—	—	1,012,418	—	1,012,418
Dividends/ Distributions	—	—	—	(8,766)	(9,562)	—	(263,818)	—	(282,146)	(501,968)	(283,624)	(1,067,738)
Payments related to issuances of Class A Common Stock for equity-based awards	1,817,390	—	—	—	—	3,214	(63,673)	—	(60,459)	—	—	(60,459)
Repurchase of Class A Common Stock	(2,144,713)	—	—	—	—	(122,703)	—	—	(122,703)	—	—	(122,703)
Exchange of AOG Units for Class A Common Stock	2,820,195	—	—	—	—	22,608	—	—	22,608	—	(15,358)	7,250
Net income	—	—	—	8,766	9,562	—	1,318,289	—	1,336,617	186,854	1,500,492	3,023,963
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	(928)	(928)	(9,696)	(812)	(11,436)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	—	55	55	—	47	102
Net income on available-for-sale securities	—	—	—	—	—	—	—	402	402	—	268	670
Balance at June 30, 2021	231,366,321	1	1	$264,398	$289,815	$822,612	$990,798	$(2,542)	$2,365,081	$2,838,121	$3,009,233	$8,212,435
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(dollars in thousands, except share data)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$3,023,963	$(1,284,758)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	109,446	111,542
Depreciation and amortization	13,030	8,549
Unrealized (gains) losses from investment activities	(1,257,530)	994,434
Principal investment (income) loss	(458,391)	76,228
Performance allocations	(2,130,486)	809,724
Change in fair value of contingent obligations	22,310	(547)
Gain from change in tax receivable agreement liability	(1,941)	—
Deferred taxes, net	348,318	(180,016)
Non-cash lease expense	22,841	26,288
Other non-cash amounts included in net income (loss), net	(9,888)	7,180
Cash flows due to changes in operating assets and liabilities:
Incentive fees receivable	(8,572)	1,550
Due from related parties	(111,694)	(73,671)
Accounts payable and accrued expenses	21,706	25,570
Accrued compensation and benefits	87,211	74,430
Deferred revenue	44,577	(19,798)
Due to related parties	(10,557)	(911)
Profit sharing payable	670,033	(258,316)
Lease liability	(12,321)	(14,265)
Other assets and other liabilities, net	125,481	(27,588)
Cash distributions of earnings from principal investments	94,784	12,276
Cash distributions of earnings from performance allocations	741,660	200,846
Satisfaction of contingent obligations	(13,114)	(12,870)
Apollo Funds and VIE related:
Net realized and unrealized (gains) losses from investing activities and debt	(344,628)	319,347
Cash transferred from consolidated VIEs	—	502,153
Deconsolidation of VIEs	(2,998)	—
Purchases of investments	(2,434,817)	(1,349,102)
Proceeds from sale of investments	2,195,453	1,158,433
Changes in other assets and other liabilities, net	369,288	(169,334)
Net Cash Provided by Operating Activities	$1,093,164	$937,374
Cash Flows from Investing Activities:
Purchases of fixed assets	$(13,246)	$(37,619)
Acquisitions	—	48,518
Proceeds from sale of investments	3,235	21,855
Purchase of investments	(37,168)	(522,432)
Purchase of U.S. Treasury securities	—	(1,056,827)
Proceeds from maturities of U.S. Treasury securities	—	840,020
Cash contributions to equity method investments	(148,085)	(159,781)
Cash distributions from equity method investments	150,906	91,892

Issuance of related party loans	—	(315)
Other investing activities	(615)	(241)
Apollo Funds and VIE related:
Purchase of U.S. Treasury securities	(817,077)	—
Proceeds from maturities of U.S. Treasury Securities	1,633,886	—
Net Cash Provided by (Used in) Investing Activities	$771,836	$(774,930)
Cash Flows from Financing Activities:
Principal repayments of debt	$—	$(16,990)
Dividends to Preferred Stockholders	(18,328)	(18,329)
Issuance of debt	—	518,756
Satisfaction of tax receivable agreement	(39,884)	(48,195)
Repurchase of Class A Common Stock	(122,703)	(64,205)
Payments related to deliveries of Class A Common Stock for RSUs	(63,673)	(85,527)
Dividends paid	(263,818)	(312,638)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(283,624)	(284,300)
Issuance of related party loans	—	28,280
Repayment of related party loans	—	(28,280)
Other financing activities, net	(1,601)	(8,690)
Apollo Funds and VIE related:
Issuance of debt	773,961	821,573
Principal repayment of debt	(1,330,790)	(716,184)
Issuances of debt within other liabilities of consolidated VIEs	—	67,459
Distributions paid to Non-Controlling Interests in consolidated entities	(500,483)	(125,208)
Contributions from Non-Controlling Interests in consolidated entities	1,012,492	181,687
Proceeds from issuance of Class A Units of SPAC	690,000	—
Payment of underwriting discounts	(27,730)	—
Net Cash Used in Financing Activities	$(176,181)	$(90,791)
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	1,688,819	71,653
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities, Beginning of Period	2,466,531	1,621,310
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities, End of Period	$4,155,350	$1,692,963
Supplemental Disclosure of Cash Flow Information:
Interest paid	$67,615	$60,837
Interest paid by consolidated variable interest entities	132,113	116,365
Income taxes paid	38,478	16,399
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash distributions from principal investments	$146,352	$(4,642)
Non-cash purchases of other investments, at fair value	—	1,153,316
Non-cash loss on Athene equity swap	—	(61,261)
Acquisition of goodwill	—	663
Contingent consideration	—	(6,208)
Supplemental Disclosure of Non-Cash Financing Activities:
Capital increases related to equity-based compensation	$86,258	$93,230
Issuance of restricted shares	3,214	28,991
Non-cash issuance of AOG units to Athene	—	1,214,577
Other non-cash financing activities	(1,295)	8,329
Net Assets Transferred from Consolidated Variable Interest Entity:
Investments, at fair value	$—	$9,061,907

Other assets	—	130,907
Debt, at fair value	—	(6,829,326)
Other liabilities	—	(967,575)
Non-Controlling interest in consolidated entities related to acquisition	—	(1,898,067)
Net Assets Deconsolidated from Consolidated Variable Interest Entities and Funds:
Cash and cash equivalents	$4,925	$—
Investments, at fair value	229,717	—
Other assets	755	—
Notes payable	(107,500)	—
Other liabilities	(2,682)	—
Non-Controlling interest in consolidated entities	(125,215)	—
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$45,479	$76,580
Due to related parties	(38,229)	(62,531)
Additional paid in capital	(7,250)	(14,049)
Non-Controlling Interest in Apollo Operating Group	15,358	16,967

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Condensed Consolidated Statements of Financial Condition:
Cash and cash equivalents	$1,824,712	$939,824
Restricted cash and cash equivalents	1,524,902	81,378
Cash and cash equivalents held at consolidated variable interest entities	805,736	671,761
Total Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$4,155,350	$1,692,963

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
Organization of the Company
As of June 30, 2021, the Company owned, through five intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, APO Asset Co., LLC, a Delaware limited liability company that is treated as a corporation for U.S. federal income tax purposes, APO (FC), LLC, an Anguilla limited liability company that is a disregarded entity for U.S. federal income tax purposes, APO (FC II), LLC, an Anguilla limited liability company that is a disregarded entity for U.S. federal income tax purposes, and APO (FC III), LLC, a Cayman Islands limited liability company that is a disregarded entity for U.S. federal income tax purposes (collectively, the “Intermediate Holding Companies”), 53.5% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is an entity through which the Co-Founders and certain of the Company’s other current and former partners (the “Contributing Partners”) indirectly beneficially own interests in each of the entities that comprise the Apollo Operating Group. As of June 30, 2021, Holdings owned 39.8% of the economic interests in the Apollo Operating Group. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.
Athene and Apollo Strategic Transaction
On February 28, 2020, pursuant to a transaction agreement (the “Transaction Agreement”) between Athene Holding, AGM Inc. and the entities that form the Apollo Operating Group, the Apollo Operating Group issued 29,154,519 non-voting equity interests of the Apollo Operating Group to Athene Holding. As a result, as of June 30, 2021, Athene Holding owned 6.7% of the economic interests in the Apollo Operating Group. See note 14 for further disclosure regarding the Transaction Agreement.
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
Apollo and Athene Merger and Corporate Conversion
On March 8, 2021, AGM Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AHL, Tango Holdings, Inc., a Delaware corporation and a direct wholly owned subsidiary of AGM Inc. (“HoldCo”), Blue Merger Sub, Ltd., a Bermuda exempted company and a direct wholly owned subsidiary of HoldCo (“AHL Merger Sub”), and Green

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of HoldCo (“AGM Merger Sub” and together with AHL Merger Sub, the “Merger Subs”).
At the closing of the transaction (the “Closing”), AHL Merger Sub will merge with and into AHL (the “AHL Merger”), with AHL as the surviving entity in the AHL Merger and a direct wholly owned subsidiary of HoldCo (the “AHL Surviving Entity”), and AGM Merger Sub will merge with and into Apollo (the “AGM Merger” and, together with the AHL Merger, the “Mergers”) with AGM as the surviving entity in the AGM Merger and a direct wholly owned subsidiary of HoldCo (the “AGM Surviving Entity”). Upon consummation of the Mergers, AGM and AHL will be direct wholly owned subsidiaries of HoldCo, which will be renamed “Apollo Global Management, Inc.” The transaction is expected to close in January of 2022. The transaction requires the approval of stockholders of both Apollo and AHL, and is subject to, among other things, regulatory approvals, and other customary closing conditions. See note 14 for further disclosure regarding the Merger Agreement.
In addition, on March 9, 2021, AGM Inc. entered into a binding governance term sheet with the Co-Founders pursuant to which it was agreed, among other things, that the Company will convert its corporate structure to a single class of common stock with one vote per share. The change will take effect at closing of the Mergers, subject to regulatory and stockholder approvals, and will result in the exchange of Apollo’s Apollo Operating Group units for a combination of Class A shares and cash, and the reorganization of Apollo Global Management, Inc. from an umbrella partnership C corporation (“Up-C”) structure to a C-corporation with a single class of common stock.
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
Consolidation
The types of entities with which Apollo is involved generally include subsidiaries (e.g., general partners and management companies related to the funds the Company manages), entities that have all the attributes of an investment company (e.g., funds), special purpose acquisition companies (“SPACs”) and securitization vehicles (e.g., CLOs). Each of these entities is assessed for consolidation on a case by case basis depending on the specific facts and circumstances surrounding that entity.
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
Cash and Cash Equivalents
Apollo considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include money market funds and U.S. Treasury securities with original maturities of three months or less when purchased. Interest income from cash and cash equivalents is recorded in interest income in the condensed consolidated statements of operations. The carrying values of the money market funds and U.S. Treasury securities were $1.2 billion and $1.2 billion as of June 30, 2021 and December 31, 2020, respectively, which represent their fair values due to their short-term nature and are categorized as Level I within the fair value hierarchy. Substantially all of the Company’s cash on deposit is in interest bearing accounts with major financial institutions and exceed insured limits.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents includes cash held in reserve accounts used to make required payments in respect of the 2039 Senior Secured Guaranteed Notes. Restricted cash and cash equivalents also includes cash deposited at a bank, which is pledged as collateral in connection with leased premises.
Restricted cash and cash equivalents of Apollo Strategic Growth Capital (“APSG”), a consolidated SPAC, are held in a trust account and consist of U.S Treasury bills with original maturities of three months or less when purchased, that were purchased with funds raised through the initial public offering of the consolidated entity. The $0.8 billion in funds as of June 30, 2021 are restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in APSG’s trust agreement. Restricted cash and cash equivalents of Apollo Strategic Growth Capital II (“APSG II”), a consolidated SPAC, are held in a trust account and include money market funds that were

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
purchased with funds raised through the initial public offering of the consolidated entity. The $0.7 billion in funds as of June 30, 2021 are restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in APSG II’s trust agreement.
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
Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $23.5 million of revenue recognized during the six months ended June 30, 2021 that was previously deferred as of January 1, 2021.
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
Redeemable non-controlling interests
Redeemable non-controlling interests represent the shares issued by APSG and APSG II, the consolidated SPACs, that are redeemable for cash by the public shareholders in connection with the SPACs’ failure to complete a business combination or tender offer/stockholder approval provisions. The redeemable non-controlling interests are initially recorded at their original issue price, net of issuance costs and the initial fair value of separately traded warrants. The carrying amount is accreted to its redemption value over the period from the date of issuance to the earliest redemption date of the instrument. These increases are recorded against additional paid-in capital.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, Inc. include the ownership interest in the Apollo Operating Group held by Co-Founders and Contributing Partners through their limited partner interests in Holdings. Additionally, Athene holds Non-Controlling Interests in the Apollo Operating Group as a result of the Transaction Agreement. Non-Controlling Interests also include ownership interests in certain consolidated funds and VIEs.
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
Use of Estimates
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Apollo’s most significant estimates include goodwill, intangible assets, income taxes, performance allocations, incentive fees, contingent consideration obligation related to an acquisition, non-cash compensation, and fair value of investments and debt. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is unable to predict the adverse impact the COVID-19 pandemic will ultimately have. While such impact may change considerably over time, the estimates and assumptions affecting the Company’s condensed consolidated financial statements are based on information available as of June 30, 2021. Actual results could differ materially from those estimates.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
3. INVESTMENTS
The following table presents Apollo’s investments:

	As of June 30, 2021	As of December 31, 2020
Investments, at fair value	$3,681,955	$2,360,434
Equity method investments	1,492,071	1,010,821
Performance allocations	2,736,493	1,624,156
Total Investments	$7,910,519	$4,995,411
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
The Company’s equity investment in Athene Holding, for which the fair value option was elected, met the significance criteria as defined by the SEC for the three and six months ended June 30, 2021 and 2020. As such, the following tables present summarized financial information of Athene Holding:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Statements of Operations
Revenues	$6,423	$4,398	$10,814	$2,849
Benefits and expenses	4,433	3,317	8,685	3,150
Income (loss) before income taxes	1,990	1,081	2,129	(301)
Income tax expense (benefit)	184	150	246	(16)
Net income (loss)	1,806	931	1,883	(285)
Less: Net income (loss) attributable to non-controlling interests	389	88	(148)	(81)
Net income (loss) available to Athene Holding Ltd. shareholders	$1,417	$843	$2,031	$(204)
Less: Preferred stock dividends	35	19	71	37
Net income (loss) available to Athene Holding Ltd. common shareholders	$1,382	$824	$1,960	$(241)

Net Gains (Losses) from Investment Activities
The following table presents the realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Realized gains on sales of investments, net	$1,192	$70	$1,193	$1,877
Net change in unrealized gains (losses) due to changes in fair value	912,202	268,597	1,265,352	(997,761)
Net gains (losses) from investment activities	$913,394	$268,667	$1,266,545	$(995,884)

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
Equity method investments consisted of the following:

	Equity Held as of
	June 30, 2021	(5)	December 31, 2020	(5)
Credit(1)(2)	$472,320		$258,952
Private Equity(3)	938,439		672,430
Real Assets	81,312		79,439
Total equity method investments(4)	$1,492,071		$1,010,821
(1)    The equity method investment in AINV was $39.7 million and $40.4 million as of June 30, 2021 and December 31, 2020, respectively. The value of the Company’s investment in AINV was $37.7 million and $30.8 million based on the quoted market price of AINV as of June 30, 2021 and December 31, 2020, respectively.
(2)    The equity method investment in VA Capital Company, LLC was $323.5 million and $113.5 million as of June 30, 2021 and December 31, 2020, respectively.
(3)    The equity method investment in Fund VIII was $318.4 million and $343.3 million as of June 30, 2021 and December 31, 2020, respectively, representing an ownership percentage of 2.2% and 2.2% as of June 30, 2021 and December 31, 2020, respectively. The equity method investment in Fund IX was $268.0 million and $134.4 million as of June 30, 2021 and December 31, 2020, respectively, representing an ownership percentage of 1.9% and 1.9% as of June 30, 2021 and December 31, 2020, respectively.
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
Performance Allocations
Performance allocations receivable recorded within investments in the condensed consolidated statements of financial condition from credit, private equity and real assets funds consisted of the following:

	As of June 30, 2021	As of December 31, 2020
Credit	$484,010	$465,153
Private Equity	2,100,537	1,040,827
Real Assets	151,946	118,176
Total performance allocations	$2,736,493	$1,624,156
The table below provides a roll forward of the performance allocations balance:

	Credit	Private Equity	Real Assets	Total
Performance allocations, January 1, 2021	$465,153	$1,040,827	$118,176	$1,624,156
Change in fair value of funds	273,442	1,522,069	58,486	1,853,997
Fund distributions to the Company	(254,585)	(462,359)	(24,716)	(741,660)
Performance allocations, June 30, 2021	$484,010	$2,100,537	$151,946	$2,736,493
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
4. PROFIT SHARING PAYABLE
Profit sharing payable consisted of the following:

	As of June 30, 2021	As of December 31, 2020
Credit	$435,211	$356,375
Private Equity	1,009,378	422,079
Real Assets	77,317	64,223
Total profit sharing payable	$1,521,906	$842,677
The table below provides a roll-forward of the profit sharing payable balance:

	Credit	Private Equity	Real Assets	Total
Profit sharing payable, January 1, 2021	$356,375	$422,079	$64,223	$842,677
Profit sharing expense	189,553	740,289	30,415	960,257
Payments/other	(110,717)	(152,990)	(17,321)	(281,028)
Profit sharing payable, June 30, 2021	$435,211	$1,009,378	$77,317	$1,521,906
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
Consolidated Variable Interest Entities
As noted further in note 14, Apollo purchased a 17% incremental equity ownership stake in Athene on February 28, 2020, bringing Apollo’s beneficial ownership in Athene to approximately 28.4% as of June 30, 2021. This has resulted in Apollo’s indirect ownership through Athene in several VIEs being considered significant and therefore Apollo has consolidated the financial positions and results of operations of such VIEs given that the Company also has the power to direct the activities that most significantly impact the economic performance of these VIEs.
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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	(1)	2020	(1)	2021	(1)	2020	(1)
Net gains (losses) from investment activities	$51,173		$478,480		$355,574		$(500,744)
Net gains (losses) from debt	(2,519)		(353,182)		(11,527)		181,269
Interest and other income	228,420		84,609		362,758		236,051
Interest and other expenses	(131,671)		(152,045)		(448,808)		(24,634)
Net gains (losses) from investment activities of consolidated variable interest entities	$145,403		$57,862		$257,997		$(108,058)
(1)Amounts reflect consolidation eliminations.
Senior Secured Notes, Subordinated Notes and Secured Borrowings
Included within debt, at fair value and other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts:

	As of June 30, 2021				As of December 31, 2020
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)	$4,851,818	1.98%		12.9	$5,350,198	2.10%		6.0
Subordinated Notes(2)	3,453,339	5.03%	(1)	32	3,389,375	5.08%	(1)	21.1
Secured Borrowings(2)(3)	109,606	2.18%		0.4	236,698	2.41%		0.3
Total	$8,414,763				$8,976,271
(1)As of June 30, 2021 and December 31, 2020, $0.7 billion and $0.6 billion, respectively, of the principal outstanding balance of the subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.
(2)The notes and borrowings of the consolidated VIEs are collateralized by assets held by each respective vehicle and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. As of June 30, 2021 and December 31, 2020, the fair value of these consolidated VIEs’ assets were $9.1 billion and $9.6 billion, respectively.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
(3)As of June 30, 2021 and December 31, 2020, secured borrowings consist of consolidated VIEs’ obligations through a repurchase agreement redeemable at maturity with third party lenders. The fair value of the secured borrowings as of June 30, 2021 and December 31, 2020 approximates principal outstanding due to the short term nature of the borrowings. These secured borrowings are classified as a Level III liability within the fair value hierarchy.
The consolidated VIEs’ debt obligations contain various customary loan covenants. As of June 30, 2021, the Company was not aware of any instances of non-compliance with any of these covenants.
As of June 30, 2021, except for the secured borrowings, the contractual maturities for debt of the consolidated VIEs are greater than 10 years.
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

	As of June 30, 2021	(2)	As of December 31, 2020
Assets:
Cash	$299,882		$354,109
Investments	4,153,458		4,154,057
Receivables	68,564		34,800
Total Assets	$4,521,904		$4,542,966

Liabilities:
Debt and other payables	$1,315,315		$1,229,345
Total Liabilities	$1,315,315		$1,229,345

Apollo Exposure(1)	$157,106		$155,273
(1)Represents Apollo’s direct investment in those entities in which Apollo holds a significant variable interest and certain other investments. Additionally, cumulative performance allocations are subject to reversal in the event of future losses, as discussed in note 15.
(2)Some amounts included are a quarter in arrears.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
6. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of June 30, 2021
	Level I	Level II	Level III		Total	Cost
Assets
U.S. Treasury securities, at fair value	$1,492,112	$—	$—		$1,492,112	$1,492,104
Investments, at fair value:
Investment in Athene Holding	—	3,208,968	—		3,208,968	2,092,247
Other investments	37,365	45,835	389,787	(1)	472,987	391,178
Total investments, at fair value	37,365	3,254,803	389,787		3,681,955	2,483,425
Investments of VIEs, at fair value	5,321	1,534,816	11,877,952		13,418,089
Investments of VIEs, valued using NAV	—	—	—		241,542
Total investments of VIEs, at fair value	5,321	1,534,816	11,877,952		13,659,631
Total Assets	$1,534,798	$4,789,619	$12,267,739		$18,833,698

Liabilities
Debt of VIEs, at fair value	$—	$893,650	$7,183,638		$8,077,288
Other liabilities of VIEs, at fair value	—	4,060	22,536		26,596
Contingent consideration obligations(3)	—	—	128,984		128,984
Other liabilities(4)	51,389	—	—		51,389
Total Liabilities	$51,389	$897,710	$7,335,158		$8,284,257

	As of December 31, 2020
	Level I	Level II	Level III		Total	Cost
Assets
U.S. Treasury securities, at fair value	$1,816,958	$—	$—		$1,816,958	$1,816,635
Investments, at fair value:
Investment in Athene Holding	—	1,942,574	—		1,942,574	2,092,247
Other investments	—	48,088	369,772	(1)	417,860	354,010
Total investments, at fair value	—	1,990,662	369,772		2,360,434	2,446,257
Investments of VIEs, at fair value	2,558	2,140,135	10,962,980		13,105,673
Investments of VIEs, valued using NAV	—	—	—		210,343
Total investments of VIEs, at fair value	2,558	2,140,135	10,962,980		13,316,016
Derivative assets(2)	—	17	—		17
Total Assets	$1,819,516	$4,130,814	$11,332,752		$17,493,425

Liabilities
Debt of VIEs, at fair value	$—	$1,580,097	$7,080,418		$8,660,515
Other liabilities of VIEs, at fair value	—	3,874	20,202		24,076
Contingent consideration obligations(3)	—	—	119,788		119,788
Derivative liabilities(2)	—	100	—		100
Total Liabilities	$—	$1,584,071	$7,220,408		$8,804,479
(1)    Other investments as of June 30, 2021 and December 31, 2020 excludes $93.3 million and $44.4 million, respectively, of performance allocations classified as Level III related to certain investments for which the Company has elected the fair value option. The Company’s policy is to account for performance allocations as investments.
(2)    Derivative assets and derivative liabilities are presented as a component of Other assets and Other liabilities, respectively, in the condensed consolidated statements of financial condition.
(3)    Profit sharing payable includes contingent obligations classified as Level III.
(4)    Other liabilities includes the publicly traded warrants of APSG and APSG II.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following tables summarize the changes in financial assets measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended June 30, 2021
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$381,277	$11,947,443	$12,328,720
Transfer out due to deconsolidation	—	(229,717)	(229,717)
Purchases	—	692,073	692,073
Sales of investments/distributions	(3,235)	(557,994)	(561,229)
Net realized gains	3	7,087	7,090
Changes in net unrealized gains	9,137	19,746	28,883
Cumulative translation adjustment	2,605	4,807	7,412
Transfer into Level III(1)	—	7,219	7,219
Transfer out of Level III(1)	—	(12,712)	(12,712)
Balance, End of Period	$389,787	$11,877,952	$12,267,739
Change in net unrealized gains included in net gains from investment activities related to investments still held at reporting date	$9,137	$—	$9,137
Change in net unrealized gains included in net gains (losses) from investment activities of consolidated VIEs related to investments still held at reporting date	—	66,050	66,050

	For the Three Months Ended June 30, 2020
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$118,112	$7,640,903	$7,759,015
Purchases	128,551	530,348	658,899
Sale of investments/distributions	(966)	(154,724)	(155,690)
Settlements	—	(252,776)	(252,776)
Net realized gains	966	1,355	2,321
Changes in net unrealized gains	16,443	308,146	324,589
Cumulative translation adjustment	4,521	7,637	12,158
Transfer into Level III(1)	—	1,706	1,706
Transfer out of Level III(1)	(274)	(67,015)	(67,289)
Balance, End of Period	$267,353	$8,015,580	$8,282,933
Change in net unrealized gains included in net gains from investment activities related to investments still held at reporting date	$16,442	$—	$16,442
Change in net unrealized gains included in net gains (losses) from investment activities of consolidated VIEs related to investments still held at reporting date	—	70,639	70,639

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	For the Six Months Ended June 30, 2021
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$369,772	$10,962,980	$11,332,752
Transfer out due to deconsolidation	—	(229,717)	(229,717)
Purchases	—	1,682,423	1,682,423
Sale of investments/distributions	(3,235)	(805,933)	(809,168)
Net realized gains	1,068	12,975	14,043
Changes in net unrealized gains	29,116	332,147	361,263
Cumulative translation adjustment	(7,640)	(14,248)	(21,888)
Transfer into Level III(1)	706	9,885	10,591
Transfer out of Level III(1)	—	(72,560)	(72,560)
Balance, End of Period	$389,787	$11,877,952	$12,267,739
Change in net unrealized gains included in principal investment income related to investments still held at reporting date	$29,116	$—	$29,116
Change in net unrealized gains included in net gains (losses) from investment activities of consolidated VIEs related to investments still held at reporting date	—	198,957	198,957

	For the Six Months Ended June 30, 2020
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$113,410	$321,069	$434,479
Transfer in due to consolidation	—	7,794,128	7,794,128
Purchases	159,955	859,580	1,019,535
Sale of investments/distributions	(9,378)	(183,877)	(193,255)
Settlements	—	(437,948)	(437,948)
Net realized gains	1,751	121	1,872
Changes in net unrealized losses	(1,181)	(334,556)	(335,737)
Cumulative translation adjustment	3,070	(3,784)	(714)
Transfer into Level III(1)	—	70,636	70,636
Transfer out of Level III(1)	(274)	(69,789)	(70,063)
Balance, End of Period	$267,353	$8,015,580	$8,282,933
Change in net unrealized losses included in principal investment income related to investments still held at reporting date	$(1,181)	$—	$(1,181)
Change in net unrealized losses included in net gains (losses) from investment activities of consolidated VIEs related to investments still held at reporting date	—	(47,303)	(47,303)
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
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following table summarizes the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended June 30, 2021
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$113,222	$7,317,250	$7,430,472
Issuances	—	101,871	101,871
Repayments	(792)	(227,251)	(228,043)
Net realized losses	—	10,239	10,239
Changes in net unrealized (gains) losses(1)	16,554	(8,346)	8,208
Cumulative translation adjustment	—	12,214	12,214
Transfer into Level III(2)	—	197	197
Balance, End of Period	$128,984	$7,206,174	$7,335,158
Change in net unrealized gains included in net gains (losses) from investment activities of consolidated VIEs related to debt and other liabilities still held at reporting date	$—	$(5,559)	$(5,559)

	For the Three Months Ended June 30, 2020
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$76,700	$3,795,866	$3,872,566
Issuances	—	213,828	213,828
Repayments	(219)	(18,750)	(18,969)
Net realized losses	—	3,459	3,459
Changes in net unrealized losses(1)	22,616	255,950	278,566
Cumulative translation adjustment	—	8,394	8,394
Balance, End of Period	$99,097	$4,258,747	$4,357,844
Change in net unrealized losses included in net gains (losses) from investment activities of consolidated VIEs related to debt and other liabilities still held at reporting date	$—	$172,730	$172,730

	For the Six Months Ended June 30, 2021
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$119,788	$7,100,620	$7,220,408
Issuances	—	311,408	311,408
Repayments	(13,114)	(271,904)	(285,018)
Net realized losses	—	10,730	10,730
Changes in net unrealized losses(1)	22,310	69,146	91,456
Cumulative translation adjustment	—	(14,023)	(14,023)
Transfer into Level III(2)	—	197	197
Balance, End of Period	$128,984	$7,206,174	$7,335,158
Change in net unrealized gains included in net gains (losses) from investment activities of consolidated VIEs related to debt and other liabilities still held at reporting date	$—	$(58,909)	$(58,909)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	For the Six Months Ended June 30, 2020
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$112,514	$—	$112,514
Transfer in due to consolidation	—	4,291,286	4,291,286
Issuances	—	302,928	302,928
Repayments	(12,870)	(198,750)	(211,620)
Net realized losses	—	3,459	3,459
Changes in net unrealized gains(1)	(547)	(142,043)	(142,590)
Cumulative translation adjustment	—	1,867	1,867
Balance, End of Period	$99,097	$4,258,747	$4,357,844
Change in net unrealized gains included in net gains (losses) from investment activities of consolidated VIEs related to debt and other liabilities still held at reporting date	$—	$(225,263)	$(225,263)
(1)Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.
(2)Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy:

	As of June 30, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (1)
Financial Assets
Other investments	$263,237	Embedded value	N/A	N/A	N/A
	118,178	Discounted cash flow	Discount rate	16.0% - 47.5%	23.0%
	8,372	Third party pricing	N/A	N/A	N/A
Investments of consolidated VIEs:
Equity securities	4,222,903	Discounted cash flow	Discount rate	3.1% - 23.0%	10.1%
		Discounted cash flow	Disposition timeline	10 - 52 months	26.8
		Discounted cash flow	2 year home price index forecast	(10.7%) - 17.6%	4.0%
		Dividend discount model	Discount rate	13.9%	13.9%
		Market comparable companies	P/E multiple	10.4x	10.4x
		Market comparable companies	TBV multiple	0.61x	0.61x
		Adjusted transaction value	Purchase multiple	1.25x	1.25x
		Adjusted transaction value	N/A	N/A	N/A
		Guideline public company	NTAV multiple	1.25x	1.25x
		Guideline public company	TEV/EBITDA	5.5x - 8.0x	7.6x
		Third Party Pricing	N/A	N/A	N/A
Bank loans	3,928,257	Discounted cash flow	Discount rate	1.8% - 15.6%	4.1%
		Adjusted transaction value	N/A	N/A	N/A
		Third party pricing	N/A	N/A	N/A
Profit participating notes	2,638,732	Discounted cash flow	Discount rate	8.7% - 12.5%	12.4%
		Adjusted transaction value	N/A	N/A	N/A
Real estate	454,220	Discounted cash flow	Capitalization rate	4.5% - 6.0%	5.7%
		Discounted cash flow	Discount rate	7.0% - 12.5%	8.3%
		Discounted cash flow	Terminal capitalization rate	8.3%	8.3%
		Direct capitalization	Capitalization rate	5.5% - 8.5%	6.4%
		Direct capitalization	Terminal capitalization rate	6.3% - 12.0%	7.1%
		Adjusted transaction value	N/A	N/A	N/A
Bonds	118,160	Discounted cash flow	Discount rate	4.5% - 7.2%	6.5%
		Third party pricing	N/A	N/A	N/A
Convertible securities	26,142	Dividend discount model	Discount rate	13.9%	13.9%
		Market comparable companies	P/E multiple	10.0x	10.0x
		Market comparable companies	TBV multiple	0.61x	0.61x
Warrants	3,380	Option model	Volatility	35.0% - 60.4%	47.9%
Other equity investments	486,158	Third party pricing	N/A	N/A	N/A
		Adjusted transaction value	Discount rate	8.5% - 12.5%	10.5%
		Adjusted transaction value	N/A	N/A	N/A
Total Investments of Consolidated VIEs	11,877,952
Total Financial Assets	$12,267,739
Financial Liabilities
Liabilities of Consolidated VIEs:
Secured loans	$4,013,342	Discounted cash flow	Discount rate	1.4% - 9.6%	2.6%
Subordinated notes	3,148,942	Discounted cash flow	Discount rate	4.5% - 11.5%	5.7%
Participating equity	21,354	Discounted cash flow	Discount rate	15.0%	15.0%
Other liabilities	22,536	Discounted cash flow	Discount rate	2.2% - 9.1%	5.9%
		Third party pricing	N/A	N/A	N/A
Total liabilities of Consolidated VIEs:	7,206,174
Contingent Consideration Obligation	128,984	Discounted cash flow	Discount rate	18.5%	18.5%
Total Financial Liabilities	$7,335,158

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	As of December 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (1)
Financial Assets
Other investments	$254,655	Embedded value	N/A	N/A	N/A
	107,652	Discounted cash flow	Discount rate	16% - 47.5%	23.4%
	7,465	Third party pricing	N/A	N/A	N/A
Investments of consolidated VIEs:
Equity securities	4,339,244	Discounted cash flow	Discount rate	4.4% - 15.6%	7.2%
		Discounted cash flow	Disposition timeline	8 - 52 months	28.8
		Discounted cash flow	2 year home price index forecast	(14%) - 9.6%	(2.5%)
		Dividend discount model	Discount rate	9.7% - 13.8%	11.2%
		Market comparable companies	NTAV multiple	1.2x	1.2x
		Market comparable companies	P/E multiple	9.8x	9.8x
		Market comparable companies	TBV multiple	0.56x	0.56x
		Adjusted transaction value	Purchase multiple	1.1x	1.1x
		Adjusted transaction value	N/A	N/A	N/A
Bank loans	3,501,384	Discounted cash flow	Discount rate	1.8% - 27.0%	3.4%
		Recoverability	Recoverability rate	14.0% - 75.0%	57.8%
		Third party pricing	N/A	N/A	N/A
Profit participating notes	2,577,596	Discounted cash flow	Discount rate	7.5% - 15.0%	14.6%
Real estate	422,123	Discounted cash flow	Capitalization rate	5.8% - 6.0%	5.8%
		Discounted cash flow	Discount rate	6.3% - 12.5%	8.4%
		Discounted cash flow	Terminal capitalization rate	8.3%	8.3%
		Direct capitalization	Capitalization rate	5.5% - 8.5%	6.6%
		Direct capitalization	Terminal capitalization rate	5.8% - 12%	7.6%
Bonds	97,209	Discounted cash flow	Discount rate	5.5% - 7.0%	6.5%
		Third party pricing	N/A	N/A	N/A
Convertible securities	16,581	Discounted cash flow	Discount rate	12.4%	12.4%
		Dividend discount model	Discount rate	13.8%	13.8%
		Market comparable companies	P/E multiple	9.8x	9.8x
		Market comparable companies	TBV multiple	0.56x	0.56x
Warrants	2,676	Option model	Volatility	50.0% - 64.4%	53.1%
Other equity investments	6,167	Third party pricing	N/A	N/A	N/A
Total Investments of Consolidated VIEs	10,962,980
Total Financial Assets	$11,332,752
Financial Liabilities
Liabilities of Consolidated VIEs:
Secured loans	$3,822,475	Discounted cash flow	Discount rate	1.8% - 9.3%	2.7%
Subordinated notes	3,044,437	Discounted cash flow	Discount rate	7.7% - 14.0%	9.9%
		Adjusted transaction value	N/A	N/A	N/A
Preferred equity	213,506	Discounted cash flow	Discount rate	15%	15%
Other liabilities	20,202	Discounted cash flow	Discount rate	1.8% - 7.9%	5.7%
		Adjusted transaction value	N/A	N/A	N/A
		Third party pricing	N/A	N/A	N/A
Total liabilities of Consolidated VIEs:	7,100,620
Contingent Consideration Obligation	119,788	Discounted cash flow	Discount rate	17.5%	17.5%
Total Financial Liabilities	$7,220,408
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
Fair Value Measurement of Investment in Athene Holding
As of June 30, 2021, the fair value of Apollo’s Level II investment in Athene Holding was estimated using the closing market price of Athene Holding shares of $67.50 less a DLOM of 12.9%. The DLOM was derived based on the average remaining lock up restrictions on the shares of Athene Holding held by Apollo (36 months from the closing date of the transactions contemplated by the Transaction Agreement) and the estimated volatility in such shares of Athene Holding. The historical share price volatility of a representative set of Athene Holding’s publicly traded insurance peers was calculated over a three year period equivalent to the lock up on the shares of Athene Holding held by Apollo and used as a proxy to estimate the projected volatility in Athene Holding’s shares. As of December 31, 2020, the fair value of Apollo’s Level II investment in Athene Holding was estimated using the closing market price of Athene Holding shares of $43.14 less a DLOM of 17.5%.
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
7. OTHER ASSETS
Other assets consisted of the following:

	As of June 30, 2021	As of December 31, 2020
Fixed assets	$203,154	$191,853
Less: Accumulated depreciation and amortization	(119,904)	(111,821)
Fixed assets, net	83,250	80,032
Deferred equity-based compensation(1)	239,946	137,777
Prepaid expenses	68,161	46,639
Intangible assets, net	20,584	23,586
Tax receivables	27,716	42,979
Other	54,798	33,950
Total Other Assets	$494,455	$364,963
(1)Deferred equity-based compensation relates to the value of equity-based awards that have been or are expected to be granted in connection with the settlement of certain profit sharing arrangements. A corresponding amount for awards expected to be granted of $224.4 million and $114.6 million, as of June 30, 2021 and December 31, 2020, respectively, is included in other liabilities on the condensed consolidated statements of financial condition.
Depreciation expense was $4.3 million and $2.3 million for the three months ended June 30, 2021 and 2020, respectively, and $8.3 million and $4.9 million for the six months ended June 30, 2021 and 2020, respectively, and is presented as a component of general, administrative and other expense in the condensed consolidated statements of operations.
8. LEASES
Apollo has operating leases for office space, data centers, and certain equipment under various lease agreements.
The table below presents operating lease expenses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$12,529	$13,617	$23,013	$25,979
The following table presents supplemental cash flow information related to operating leases:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operating cash flows for operating leases	$4,939	$3,307	$12,494	$13,956

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
As of June 30, 2021, the Company’s total lease payments by maturity are presented in the following table:

Operating Lease Payments
Remaining 2021	$23,251
2022	45,662
2023	41,125
2024	37,453
2025	35,160
Thereafter	313,404
Total lease payments	$496,055
Less imputed interest	(86,125)
Present value of lease payments	$409,930
The Company has undiscounted future operating lease payments of $160.4 million related to leases that have not commenced that were entered into as of June 30, 2021. Such lease payments are not yet included in the table above or the Company’s condensed consolidated statements of financial condition as lease assets and lease liabilities. These operating leases are anticipated to commence by 2022 with lease terms of approximately 16 years.
Supplemental information related to leases is as follows:

	As of June 30, 2021	As of June 30, 2020
Weighted average remaining lease term (in years)	13.6	13.9
Weighted average discount rate	3.0%	3.1%
9. INCOME TAXES
The Company’s income tax (provision) benefit totaled $(194.1) million and $(140.3) million for the three months ended June 30, 2021 and 2020, respectively, and $(397.3) million and $155.5 million for the six months ended June 30, 2021 and 2020, respectively. The Company’s effective tax rate was approximately 11.4% and 12.3% for the three months ended June 30, 2021 and 2020, respectively, and 11.6% and 10.8% for the six months ended June 30, 2021 and 2020, respectively.
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
In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. As of June 30, 2021, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2017 through 2019 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax return of a subsidiary for the 2011 tax year. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2018. The United Kingdom and India tax authorities are currently examining certain subsidiaries’ tax returns for tax year 2017. No provisions with respect to these examinations have been recorded.
The Company records deferred tax assets as a result of the step-up in the tax basis of assets and intangibles resulting from exchanges of AOG Units for Class A Common Stock by the Co-Founders and Contributing Partners. A related liability is recorded in due to related parties in the condensed consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among APO Corp., the Co-Founders, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 14). The benefit the Company obtains

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
from the difference in the tax asset recognized and the related liability results in an increase to additional paid in capital. The amortization period for the portion of the increase in tax basis related to intangibles is 15 years. The realization of the remaining portion of the increase in tax basis relates to the disposition of the underlying assets to which the step-up is attributed. The associated deferred tax assets reverse at the time of the corresponding asset disposition.
The table below presents the impact to the deferred tax asset, tax receivable agreement liability and additional paid in capital related to the exchange of AOG Units for Class A Common Stock.

Exchange of AOG Units for Class A Common Stock	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Six Months Ended June 30, 2021	$45,479	$38,229	$7,250
For the Six Months Ended June 30, 2020	$76,580	$62,531	$14,049
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
10. DEBT
Debt consisted of the following:

	As of June 30, 2021				As of December 31, 2020
	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate
2024 Senior Notes(1)	$498,143	$545,437	(4)	4.00%	$497,817	$553,633	(4)	4.00%
2026 Senior Notes(1)	497,473	568,433	(4)	4.40	497,217	581,898	(4)	4.40
2029 Senior Notes(1)	674,772	790,973	(4)	4.87	674,757	804,768	(4)	4.87
2030 Senior Notes(1)	494,630	508,997	(4)	2.65	494,375	513,362	(4)	2.65
2039 Senior Secured Guaranteed Notes(1)	317,514	371,705	(5)	4.77	317,042	376,472	(5)	4.77
2048 Senior Notes(1)	296,695	385,876	(4)	5.00	296,633	379,953	(4)	5.00
2050 Subordinated Notes(1)	296,616	312,000	(4)	4.95	296,557	307,500	(4)	4.95
Secured Borrowing I(2)	18,952	18,942	(3)	1.84	19,526	19,527	(3)	1.84
Secured Borrowing II(2)	20,157	20,148	(3)	1.70	20,767	20,773	(3)	1.71
2016 AMI Term Facility I(2)	20,002	20,002	(3)	1.30	20,608	20,608	(3)	1.30
2016 AMI Term Facility II(2)	19,335	19,335	(3)	1.40	19,922	19,922	(3)	1.40
Total Debt	$3,154,289	$3,561,848			$3,155,221	$3,598,416
(1)Includes amortization of note discount, as applicable. Outstanding balance is presented net of unamortized debt issuance costs:

	As of June 30, 2021	As of December 31, 2020
2024 Senior Notes	$1,565	$1,841
2026 Senior Notes	2,310	2,545
2029 Senior Notes	4,958	5,282
2030 Senior Notes	4,049	4,231
2039 Senior Secured Guaranteed Notes	7,486	7,958
2048 Senior Notes	3,016	3,073
2050 Subordinated Notes	3,384	3,443
Total	$26,768	$28,373

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
The Secured Borrowings consist of obligations through repurchase agreements redeemable at maturity with third party lenders. The weighted average remaining maturity of Secured Borrowing I and II is 10.2 years.
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
AMH Credit Facility—On November 23, 2020, AMH as borrower (the “Borrower”) entered into a new credit agreement (the “AMH Credit Facility”) with the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent for the lenders. The AMH Credit Facility refinanced the 2018 AMH Credit Facility listed below. The AMH Credit Facility provides for a $750 million revolving credit facility to the Borrower with a final maturity date of November 23, 2025. The AMH Credit Facility is to remain available until its maturity, and any undrawn revolving commitments bear a commitment fee. The interest rate on the AMH Credit Facility is based on adjusted London Inter-Bank Offered Rate (“LIBOR”) and the applicable margin as of June 30, 2021 was 1.00%. The commitment fee on the $750 million undrawn AMH Credit Facility as of June 30, 2021 was 0.09%.
Borrowings under the AMH Credit Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. The Borrower may incur incremental facilities in respect of the AMH Credit Facility in an aggregate amount not to exceed $250 million plus additional amounts so long as the Borrower is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. As of June 30, 2021, the AMH Credit Facility was undrawn.
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
As of June 30, 2021, the indentures governing the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2048 Senior Notes and the 2050 Subordinated Notes (the “Indentures”) include covenants that restrict the ability of AMH and, as applicable, the guarantors of the notes under the Indentures to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries, or merge, consolidate or sell, transfer or lease assets. The Indentures also provide for customary events of default.
As of June 30, 2021, the indenture governing the 2039 Senior Secured Guaranteed Notes includes a series of covenants and restrictions customary for transactions of this type, including covenants that (i) require the Issuer to maintain specified reserve accounts to be used to make required payments in respect of the 2039 Senior Secured Guaranteed Notes, (ii) relate to prepayments and related payments of specified amounts, including specified make-whole payments under certain circumstances and (iii) relate to recordkeeping, access to information and similar matters.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following table presents the interest expense incurred related to the Company’s debt:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Interest Expense:(1)
2018 AMH Credit Facility	$—	$314	$—	$628
AMH Credit Facility	322	—	643	—
2024 Senior Notes	5,163	5,163	10,326	10,326
2026 Senior Notes	5,628	5,628	11,256	11,256
2029 Senior Notes	8,229	8,229	16,458	16,458
2030 Senior Notes	3,462	964	6,922	964
2039 Senior Secured Guaranteed Notes	4,111	4,111	8,223	8,223
2048 Senior Notes	3,781	3,780	7,562	7,562
2050 Subordinated Notes	3,742	3,742	7,484	7,486
AMI Term Facilities/ Secured Borrowings	376	360	739	630
Total Interest Expense	$34,814	$32,291	$69,613	$63,533
(1)Debt issuance costs incurred are amortized into interest expense over the term of the debt arrangement, as applicable.
11. NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK
The table below presents basic and diluted net income (loss) per share of Class A Common Stock using the two-class method for the three and six months ended June 30, 2021 and 2020:

	Basic and Diluted
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net Income (Loss) Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$648,563	$437,164	$1,318,289	$(568,218)
Dividends declared on Class A Common Stock(1)	(115,494)	(96,181)	(254,674)	(301,783)
Dividends on participating securities(2)	(4,042)	(3,608)	(9,144)	(10,855)
Earnings allocable to participating securities	(19,774)	(13,947)	(38,970)	—	(3)
Undistributed income (loss) attributable to Class A Common Stockholders: Basic and Diluted	509,253	323,428	1,015,501	(880,856)
Denominator:
Weighted average number of shares of Class A Common Stock outstanding: Basic and Diluted	231,058,813	227,653,988	230,534,073	227,205,866
Net Income per share of Class A Common Stock: Basic and Diluted(4)
Distributed Income	$0.50	$0.42	$1.10	$1.31
Undistributed Income (Loss)	2.20	1.42	4.41	(3.86)
Net Income (Loss) per share of Class A Common Stock: Basic and Diluted	$2.70	$1.84	$5.51	$(2.55)
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
(4)For the three and six months ended June 30, 2021 and June 30, 2020, all of the classes of securities were determined to be anti-dilutive.
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
Certain holders of AOG Units are subject to the transfer restrictions set forth in the agreements with the respective holders and may, upon notice (subject to the terms of an exchange agreement), exchange their AOG Units for shares of Class A Common Stock on a one-for-one basis. An AOG Unit holder must exchange one unit in each of the Apollo Operating Group partnerships to effectuate an exchange for one share of Class A Common Stock.
Apollo Global Management, Inc. has one share of Class B common stock, $0.00001 par value per share, of the Company (“Class B Common Stock”) outstanding, which is held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the share of Class B Common Stock is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for shares of Class A Common Stock, subject to the terms of the AGM Inc. Certificate of Incorporation. The Class B Common Stock has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or dividends. The Class B Common Stock has no dividend rights and only a de minimis liquidation right. The Class B Common Stock represented 46.6% and 47.2% of the total voting power of the Company’s Class A Common Stock and Class B Common Stock with respect to the matters upon which they were entitled to vote together as a single class pursuant to the Company’s governing documents as of June 30, 2021 and 2020, respectively.
The following table summarizes the anti-dilutive securities for the three and six months ended June 30, 2021 and 2020, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average vested RSUs	309,142	254,147	675,233	834,718
Weighted average unvested RSUs	8,006,542	8,252,215	7,491,189	7,670,111
Weighted average AOG Units outstanding(1)	172,599,261	174,873,808	173,207,079	175,737,132
Weighted average unvested restricted shares	656,220	1,310,805	680,448	1,245,164
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
During the six months ended June 30, 2021 and June 30, 2020, the Company awarded Performance Grants of 1.2 million and 2.0 million RSUs to certain employees with a grant date fair value of $51.5 million and $81.4 million, respectively, which vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation. In accordance with U.S. GAAP, equity-based compensation expense for these and other Performance Grants will be recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable.
Additionally, the Company entered into an agreement in 2018 with several employees under which RSUs would be granted starting in 2020 if year-over-year growth in certain discretionary earnings metrics were attained prior to grant and they remained employed at the grant date. Once granted, the awards vest subject to continued employment and the Company’s receipt of performance revenues sufficient to cover the associated equity-based compensation expense. In connection with these agreements, the Company granted 0.2 million RSUs with a grant date fair value of $7.5 million that fully vested and were expensed during the six months ended June 30, 2021, and granted 0.3 million RSUs with a grant date fair value of $11.7 million that were fully vested and were expensed during the six months ended June 30, 2020.
The following table summarizes the equity-based compensation expense recognized relating to Performance Grants:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Equity-based compensation	$17,488	$28,467	$43,865	$57,331
The fair value of all RSU grants made during the six months ended June 30, 2021 and 2020 was $160.1 million and $179.7 million, respectively.
The following table presents the actual forfeiture rates and equity-based compensation expense recognized:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Actual forfeiture rate	0.4%	5.8%	0.8%	6.4%
Equity-based compensation	$40,866	$47,282	$85,971	$92,800
The following table summarizes RSU activity:

	Unvested		Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2021	8,978,393		$31.89	1,833,332	10,811,725	(1)
Granted	3,336,739		48.00	—	3,336,739
Forfeited	(101,554)		$42.27	—	(101,554)
Vested	(1,506,292)		33.65	1,506,292	—
Issued	—		$—	(2,980,032)	(2,980,032)
Balance at June 30, 2021	10,707,286	(2)	$36.56	359,592	11,066,878	(1)
(1)Amount excludes RSUs which have vested and have been issued in the form of Class A Common Stock.
(2)Includes 6,413,319 Performance Grant RSUs, 3,295,347 Bonus Grant RSUs and 998,620 Plan Grant RSUs.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
As of June 30, 2021, there was $233.6 million of total unrecognized equity-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average term of 2.2 years.
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
Below is a reconciliation of the equity-based compensation allocated to AGM Inc.:

	For the Six Months Ended June 30, 2021
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, Inc.
RSUs, share options and restricted share awards	$96,010	—%	$—	$96,010
Other equity-based compensation awards	13,436	46.5	6,248	7,188
Total equity-based compensation	109,446		6,248	103,198
Less other equity-based compensation awards(2)			(6,248)	(16,940)
Capital increase related to equity-based compensation			$—	$86,258

	For the Six Months Ended June 30, 2020
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, Inc.
RSUs, share options and restricted share awards	$107,069	—%	$—	$107,069
Other equity-based compensation awards	4,473	47.1	2,109	2,364
Total equity-based compensation	$111,542		2,109	109,433
Less other equity-based compensation awards(2)			(2,109)	(16,203)
Capital increase related to equity-based compensation			$—	$93,230
(1)Calculated based on average ownership percentage for the period considering issuances of Class A shares or Class A Common Stock, as applicable, during the period.
(2)Includes equity-based compensation reimbursable by certain funds.
13. EQUITY
Common Stock
Holders of Class A Common Stock are entitled to participate in dividends from the Company on a pro rata basis.
During the three and six months ended June 30, 2021 and 2020, the Company issued shares of Class A Common Stock in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of shares of Class A Common Stock issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of shares of Class A Common Stock issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment.
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
The table below summarizes the issuance of shares of Class A Common Stock for equity-based awards:

	For the Six Months Ended June 30,
	2021	2020
Shares of Class A Common Stock issued in settlement of vested RSUs and share options exercised(1)	2,980,032	4,366,569
Reduction of shares of Class A Common Stock issued(2)	(1,218,885)	(1,843,305)
Shares of Class A Common Stock purchased related to share issuances and forfeitures(3)	(270,362)	628,639
Issuance of shares of Class A Common Stock for equity-based awards	1,490,785	3,151,903
(1)The gross value of shares issued was $155.2 million and $202.2 million for the six months ended June 30, 2021 and 2020, respectively, based on the closing price of a Class A Common Stock at the time of issuance.
(2)Cash paid for tax liabilities associated with net share settlement was $63.7 million and $85.5 million for the six months ended June 30, 2021 and 2020, respectively.
(3)Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted Class A Common Stock that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's 2007 Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase Class A Common Stock on the open market and retire them. During the six months ended June 30, 2021 and 2020, we issued 56,243 and 636,314 of such restricted shares and 270,362 and 149,042 of such RSUs under the Equity Plan, respectively, and repurchased 326,605 and 0 shares of Class A Common Stock in open-market transactions not pursuant to a publicly-announced repurchase plan or program, respectively. In addition, there were 0 and 7,675 restricted shares forfeited during the six months ended June 30, 2021 and 2020, respectively.
During the six months ended June 30, 2021 and 2020, 1,818,108 and 2,194,095 shares of Class A Common Stock were repurchased in open market transactions as part of the publicly announced share repurchase program discussed above, respectively, and such shares were subsequently canceled by the Company. The Company paid $105.7 million and $64.2 million for these open market share repurchases during the six months ended June 30, 2021 and 2020, respectively.
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
When, as and if declared by the executive committee of the board of directors of AGM Inc., dividends on the Preferred Stock will be payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2018 for the Series B Preferred Stock, at a rate per annum equal to 6.375%. Dividends on the Preferred Stock are

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
discretionary and non-cumulative. During 2021, quarterly cash dividends were $0.398438 per share of Series A Preferred Stock and Series B Preferred Stock.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

Dividend Declaration Date	Dividend per share of Class A Common Stock	Payment Date	Dividend to Class A Common Stockholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
January 30, 2020	$0.89	February 28, 2020	$205.6	$155.6		$361.2	$7.2
N/A	—	April 15, 2020	—	43.0	(1)	43.0	—
May 1, 2020	0.42	May 29, 2020	96.2	85.7		181.9	3.6
July 30, 2020	0.49	August 31, 2020	112.1	100.0		212.1	4.0
October 29, 2020	0.51	November 30, 2020	116.7	104.0		220.7	4.1
For the Year Ended December 31, 2020	$2.31		$530.6	$488.3		$1,018.9	$18.9
February 03, 2021	$0.60	February 26, 2021	$139.2	$121.4		$260.6	$5.1
N/A	—	April 14, 2021	—	41.8	(1)	41.8	—
May 04, 2021	0.50	May 28, 2021	115.5	100.9		216.4	4.0
N/A	—	June 15, 2021	—	19.5	(1)	19.5	—
For the Six Months Ended June 30, 2021	$1.10		$254.7	$283.6		$538.3	$9.1
(1)    On April 14, 2021 and April 15, 2020 the Company made a $0.15 and $0.21 per AOG Unit pro rata distribution, respectively, to the Non-Controlling Interest holders in the Apollo Operating Group, in connection with payments made under the tax receivable agreement. See note 14 for more information regarding the tax receivable agreement. On April 14, 2021 and June 15, 2021, the Company made a $0.03 and $0.08 per AOG Unit pro rata distribution, respectively, to the Non-Controlling Interest holders in the Apollo Operating Group, in connection with U.S. corporate tax payments.
Non-Controlling Interests
As discussed in note 1, Athene Holding acquired 29,154,519 non-voting equity interests of the Apollo Operating Group, which as of June 30, 2021 represented a 6.7% economic interest in the Apollo Operating Group. The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to Non-Controlling Interests consisted of the following:

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to Non-Controlling Interests in consolidated entities:
Interest in management companies and a co-investment vehicle(1)	$1,317	$1,031	$2,597	$1,279
Other consolidated entities	114,959	40,037	184,257	(124,620)
Net income (loss) attributable to Non-Controlling Interests in consolidated entities	$116,276	$41,068	$186,854	$(123,341)

Net income (loss) attributable to Non-Controlling Interests in the Apollo Operating Group:
Net income (loss)	$1,505,460	$999,085	$3,023,963	$(1,284,758)
Net income (loss) attributable to Non-Controlling Interests in consolidated entities	(116,276)	(41,068)	(186,854)	123,341
Net income (loss) after Non-Controlling Interests in consolidated entities	1,389,184	958,017	2,837,109	(1,161,417)
Adjustments:
Income tax provision (benefit)(2)	194,051	140,323	397,297	(155,530)
NYC UBT and foreign tax benefit(3)	(7,727)	(3,181)	(13,481)	(10,643)
Net income (loss) in non-Apollo Operating Group entities	1,253	10	4	18
Series A Preferred Stock Dividends	(4,383)	(4,383)	(8,766)	(8,766)
Series B Preferred Stock Dividends	(4,781)	(4,782)	(9,562)	(9,563)
Total adjustments	178,413	127,987	365,492	(184,484)
Net income (loss) after adjustments	1,567,597	1,086,004	3,202,601	(1,345,901)
Weighted average ownership percentage of Apollo Operating Group	46.6%	47.1%	46.6%	46.7%
Net income (loss) attributable to Non-Controlling Interests in Apollo Operating Group	$731,457	$511,688	$1,500,492	$(611,528)

Net income (loss) attributable to Non-Controlling Interests	$847,733	$552,756	$1,687,346	$(734,869)
Other comprehensive income (loss) attributable to Non-Controlling Interests	3,571	6,223	(10,193)	(818)
Comprehensive Income (Loss) Attributable to Non-Controlling Interests	$851,304	$558,979	$1,677,153	$(735,687)
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	As of June 30, 2021	As of December 31, 2020
Due from Related Parties:
Due from credit funds	$206,904	$183,992
Due from private equity funds	25,318	21,169
Due from real assets funds	38,194	28,231
Due from portfolio companies	63,119	80,122
Due from Contributing Partners, employees and former employees	92,392	148,869
Total Due from Related Parties	$425,927	$462,383
Due to Related Parties:
Due to Co-Founders and Contributing Partners	$306,635	$310,230
Due to credit funds	31,876	34,280
Due to private equity funds	65,604	216,899
Due to real assets funds	35,547	47,060
Total Due to Related Parties	$439,662	$608,469
Tax Receivable Agreement
Subject to certain restrictions, each of the Co-Founders and Contributing Partners has the right to exchange his vested AOG Units for the Company’s Class A Common Stock. All Operating Group entities have made, or will make, an election under Section 754 of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which will result in an adjustment to the tax basis of the assets owned by the Apollo Operating Group at the time of the exchange. These exchanges will result in increases in the basis of underlying assets that will reduce the amount of tax that AGM Inc. and its subsidiaries will otherwise be required to pay in the future.
The tax receivable agreement provides for the payment to the Co-Founders and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that AGM Inc. and its subsidiaries realizes as a result of the increases in tax basis of assets that resulted from the 2007 Reorganization, the Conversion, and other exchanges of AOG Units for Class A Common Stock that have occurred in prior years. AGM Inc. and its subsidiaries retain the benefit from the remaining 15% of actual cash tax savings. If the Company does not make the required annual payment on a timely basis as outlined in the tax receivable agreement, interest is accrued on the balance until the payment date.
As a result of the exchanges of AOG Units for Class A Common Stock during the six months ended June 30, 2021 and 2020, a $38.2 million and $62.5 million liability was recorded, respectively, to estimate the amount of the future expected payments to be made by AGM Inc. and its subsidiaries to the Co-Founders and Contributing Partners pursuant to the tax receivable agreement. In April 2021, Apollo made a $39.9 million cash payment pursuant to the tax receivable agreement resulting from the realized tax benefit for the 2020 tax year. In connection with this payment, the Company made a corresponding pro rata distribution of $34.7 million ($0.15 per AOG Unit) to the Non-Controlling Interest holders in the Apollo Operating Group. In April 2020, Apollo made a $48.2 million cash payment pursuant to the tax receivable agreement resulting from the realized tax benefit for the 2019 tax year. In connection with this payment, the Company made a corresponding pro rata distribution of $43.0 million ($0.21 per AOG Unit) to the Non-Controlling Interest holders in the Apollo Operating Group.
Pursuant to the binding governance term sheet the Company entered into with the Co-Founders, all AOG Units beneficially owned by each holder of AOG Units (other than Athene) will be transferred to a wholly-owned subsidiary of a newly formed holding company (“NewCo”) and one or more of its affiliates in a series of transactions in exchange for (i) such number of shares of Class A common stock of NewCo equal to the aggregate number of AOG Units beneficially owned by such AOG Unit owners as of immediately prior to the mandatory exchange (such AOG Units, the “Outstanding AOG Units”) and (ii) an aggregate amount in cash equal to the product of (a) number of Outstanding AOG Units multiplied by (b) $3.66, payable over a period of four years in equal quarterly installments (the “AOG Unit Payment”); provided, however, that in the event that the Company consummates the transactions contemplated by the Merger Agreement simultaneously with the mandatory exchange, the AOG Unit Payment will be payable over the period between the date on which the transactions contemplated by the Merger Agreement are consummated and the third anniversary of the Mandatory Exchange Date in equal quarterly installments (such transactions collectively, the “mandatory exchange”).

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The term sheet also states that the tax receivable agreement will not be applicable for the mandatory exchange, but will remain in effect for any exchanges occurring prior to the mandatory exchange date.
Due from Contributing Partners, Employees and Former Employees
As of June 30, 2021 and December 31, 2020, due from Contributing Partners, Employees and Former Employees includes various amounts due to the Company including employee loans and return of profit sharing distributions. As of June 30, 2021 and December 31, 2020, the balance included interest-bearing employee loans receivable of $15.8 million and $17.5 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.
The Company recorded a receivable from the Contributing Partners and certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of June 30, 2021 and December 31, 2020 of $67.7 million and $124.1 million, respectively.
Indemnity
Performance revenues from certain funds can be distributed to the Company on a current basis, but are subject to repayment by the subsidiaries of the Apollo Operating Group that act as general partners of the funds in the event that certain specified return thresholds are not ultimately achieved. The Co-Founders, Contributing Partners and certain other investment professionals have personally guaranteed, subject to certain limitations, the obligations of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint and are limited to a particular Co-Founders’ or Contributing Partner’s distributions. Pursuant to an existing shareholders agreement, the Company has agreed to indemnify each of the Company’s Co-Founders and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of certain funds that the Company manages (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that the Company’s Co-Founders and Contributing Partners have contributed or sold to the Apollo Operating Group.
Accordingly, in the event that the Company’s Co-Founders, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions with respect to Fund IV, Fund V and Fund VI, the Company will be obligated to reimburse the Company’s Co-Founders and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. The Company recorded an indemnification liability of $13.2 million and $12.8 million as of June 30, 2021 and December 31, 2020, respectively.
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
The following table presents the general partner obligation to return previously distributed performance allocations related to certain funds by segment:

	As of June 30, 2021	As of December 31, 2020
Credit	$—	$—
Private Equity	65,289	215,011
Real Assets	35,367	46,860
Total general partner obligation	$100,656	$261,871

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

As of June 30, 2021
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
As of June 30, 2021 and December 31, 2020, the Company held a 28.4% and an 28.5% ownership interest in the AHL Class A Common Shares, respectively.
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
Athora
The Company, through ISGI, provides investment advisory services to certain portfolio companies of Apollo funds and Athora, a strategic platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). The Company had commitments to make additional equity investments in Athora of $296.4 million as of June 30, 2021, subject to certain conditions.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following table presents the revenues earned in aggregate from Athene and Athora:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues earned in aggregate from Athene and Athora, net(1)(2)	$1,179,485	$463,823	$1,796,116	$(661,670)
(1)    Consisting of management fees, sub-advisory fees, performance revenues (net of related profit sharing expense) and changes in the market value of the Athene Holding shares owned directly by Apollo.
(2)    Gains (losses) on the market value of the shares of Athene Holding owned directly by Apollo were $912.0 million and $267.0 million for the three months ended June 30, 2021 and 2020, respectively, and $1.3 billion and $(996.4) million for the six months ended June 30, 2021 and 2020, respectively.
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
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at June 30, 2021. From time to time, this entity is involved in transactions with related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties, whereby AGS earns underwriting and transaction fees for its services.
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
On February 12, 2021, APSG II, a SPAC, completed an initial public offering, raising total gross proceeds of $690 million, including the underwriters’ exercise in full of their over-allotment option. In a private placement concurrent with the initial public offering, APSG II sold warrants to APSG Sponsor II, L.P., a subsidiary of Apollo, for total gross proceeds of $15.6 million. APSG Sponsor II, L.P. also holds Class B ordinary shares of APSG II. Apollo currently consolidates APSG II as a voting interest entity, and thus all private placement warrants and Class B ordinary shares are eliminated in consolidation.
15. COMMITMENTS AND CONTINGENCIES
Investment Commitments—As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of June 30, 2021 and December 31, 2020 of $1.0 billion and $1.0 billion, respectively, of which $253.7 million and $348.0 million, respectively, related to Fund IX.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of June 30, 2021, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.
Litigation and Contingencies—Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and lawsuits, reviews, investigations or proceedings by governmental and self-regulatory agencies regarding its business.
On August 3, 2017, a complaint was filed in the United States District Court for the Middle District of Florida against AGM Inc., a senior partner of Apollo and a former principal of Apollo by Michael McEvoy on behalf of a purported class of employees of subsidiaries of CEVA Group, LLC (“CEVA Group”) who purchased shares in CEVA Investment Limited (“CIL”), the former parent company of CEVA Group. The complaint alleged that the defendants breached fiduciary duties to and defrauded the plaintiffs by inducing them to purchase shares in CIL and subsequently participating in a debt restructuring of CEVA Group in which shareholders of CIL did not receive a recovery. On February 9, 2018, the Bankruptcy Court for the Southern District of New York held that the claims asserted in the complaint were assets of CIL, which is a chapter 7 debtor, and that the complaint was null and void as a violation of the automatic stay. McEvoy subsequently revised his complaint to attempt to assert claims that do not belong to CIL. The amended complaint no longer named any individual defendants, but Apollo Management VI, L.P. and CEVA Group were added as defendants. The amended complaint sought damages of approximately €30 million and asserts, among other things, claims for violations of the Investment Advisers Act of 1940, breach of fiduciary duties, and breach of contract. On December 7, 2018, after receiving permission from the Bankruptcy Court, McEvoy filed his amended complaint in the District Court in Florida. On January 18, 2019, Apollo filed a motion to dismiss the amended complaint. A hearing on that motion was held December 3, 2019. On January 6, 2020, the Florida court granted in part Apollo’s motion to dismiss, dismissing McEvoy’s Investment Advisers Act claim with prejudice, and denying without prejudice Apollo’s motion with respect to the remaining claims, and directing the parties to conduct limited discovery, and submit new briefing, solely with respect to the statute of limitations. On July 30, 2020, Apollo and CEVA filed a joint motion for summary judgment on statute of limitations grounds. On June 29, the District Court issued a decision denying the defendants’ joint motion for summary judgment on statute of limitations grounds, and set deadlines on July 23, 2021 for the plaintiff to file an amended complaint and August 20, 2021 for defendants to answer or move to dismiss the amended complaint. Plaintiff filed his second amended complaint on July 23, 2021 which added alleged grounds for tolling the statute of limitations. Also on July 23, 2021, the defendants filed a joint motion for reconsideration with respect to aspects of the District Court’s June 29, 2021 decision. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
two former SkyTerra executives, one former SkyTerra consultant, and five entities (four of whom have since been dismissed) that were Harbinger’s counterparties in a transaction involving TVCC One Six Holdings LLC (“TVCC”).  It also adds three new claims relating to Harbinger’s contention that the new defendants induced Harbinger to buy TVCC to support SkyTerra’s network even though they allegedly knew that the network had material defects. The parties agreed to stay this action until November 15, 2020. On November 23, 2020, Defendants refiled the Bankruptcy Motion, and on November 24, 2020, filed in the state court a motion to stay the state court proceedings pending a ruling by the Bankruptcy Court on the Bankruptcy Motion. On February 1, 2021, the Bankruptcy Court denied the Bankruptcy Motion. On March 31, 2021, Defendants filed their motions to dismiss the New York Supreme Court action. Harbinger opposed those motions on June 15, 2021. Defendants’ replies were due on July 29, 2021. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
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
On March 7, 2019, plaintiff Elizabeth Morrison filed an amended complaint in an action captioned Morrison v. Ray Berry, et. al., Case No. 12808-VCG, pending in the Delaware Court of Chancery, adding as defendants AGM Inc. and certain AGM Inc. affiliates. The original complaint had only named as defendants certain officers and directors (the “TFM defendants”) of The Fresh Market, Inc. (“TFM”), claiming that those defendants breached their fiduciary duties to the TFM shareholders in connection with their consideration and approval of a merger agreement between TFM and certain entities affiliated with Apollo, including by engaging in a sale process that improperly favored AGM Inc., and/or Apollo Management

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
VIII, L.P., by agreeing to an inadequate price and by filing materially deficient disclosures regarding the transaction. In addition to AGM Inc., the amended complaint added as defendants Apollo Overseas Partners (Delaware 892) VIII, L.P., Apollo Overseas Partners (Delaware) VIII, L.P., Apollo Overseas Partners VIII, L.P., Apollo Management VIII, L.P., AIF VIII Management, LLC, Apollo Management, L.P., Apollo Management GP, LLC, Apollo Management Holdings, L.P., Apollo Management Holdings GP, LLC, APO Corp., AP Professional Holdings, L.P., Apollo Advisors VIII, L.P., Apollo Investment Fund VIII, L.P., Pomegranate Holdings, Inc., and other defendants. The amended complaint alleged that the Apollo defendants aided and abetted the breaches of fiduciary duties by the TFM defendants. After the defendants moved to dismiss the complaint on May 1, 2019, Plaintiff filed a second amended complaint on June 3, 2019, maintaining the same claim against the same Apollo defendants as the prior complaint. Defendants moved to dismiss the second amended complaint on July 12, 2019. On December 31, 2019, the court issued a decision dismissing certain of the TFM defendants while denying the motions of others. The court deferred ruling on the motions filed by several defendants, including the Apollo-affiliated defendants. On June 1, 2020, the Court granted the Apollo-affiliated defendants’ motion to dismiss, but the case remained pending against the officer defendants and TFM’s financial advisor in the transaction. On July 7, 2021, the court approved a settlement among the Plaintiff and the remaining defendants. The settlement required no payment from any Apollo-affiliated defendants.
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
On November 1, 2019, plaintiff Benjamin Fongers filed a putative class action in Illinois Circuit Court, Cook County, against CareerBuilder, LLC (“CareerBuilder”) and AGM Inc. Plaintiff alleges that in March 2019, CareerBuilder changed its compensation plan so that sales representatives such as Fongers would (i) receive reduced commissions; and (ii) only be able to receive commissions for accounts they originated that were not reassigned to anyone else, a departure from the earlier plan.  Plaintiff also claims that the plan applied retroactively to deprive sales representatives of commissions to which they were earlier entitled.  Plaintiff alleges that AGM Inc. exercises complete control over CareerBuilder and thus, CareerBuilder acts as AGM Inc.’s agent.  Based on these allegations, Plaintiff alleges claims against both defendants for breach of written contract, breach of implied contract, unjust enrichment, violation of the Illinois Sales Representative Act, and violation of the Illinois Wage and Payment Collection Act. The defendants removed the action to the Northern District of Illinois on December 5, 2019, and Plaintiff moved to remand on January 6, 2020. On October 21, 2020, the District Court granted the motion to remand. On January 11, 2021, the District Court ordered the Clerk of Court to take the necessary steps to transfer the case back to Illinois Circuit Court, Cook County. On March 8, 2021, Plaintiff filed a motion under 28 U.S.C. § 1447(c) to recover attorneys’ fees of approximately $35,000 for the remand briefing. Defendants filed their opposition on March 31, 2021, and Plaintiff replied on April 14, 2021. Defendants filed motions to dismiss the complaint in the Illinois Circuit Court, Cook County on June 11; plaintiff filed his opposition briefs on July 23; defendants’ replies are due August 13; and a status conference is set for August 18, 2021. CareerBuilder has also filed a Motion for a Protective Order and to Stay Discovery pending the outcome of the motions to dismiss. That motion will be fully briefed on July 26, 2021. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
In March 2020, Frank Funds, which claims to be a former shareholder of MPM Holdings, Inc. (“MPM”), commenced an action in the Delaware Court of Chancery, captioned Frank Funds v. Apollo Global Management, Inc., et al., C.A. No. 2020-0130, against AGM Inc., certain former MPM directors (including three Apollo officers and employees), and members of the consortium that acquired MPM in a May 2019 merger. The complaint asserts, on behalf of a putative class of former MPM shareholders, a claim against Apollo for breach of its fiduciary duties as MPM’s alleged controlling shareholder in connection with the May 2019 merger in which a consortium acquired MPM. Frank Funds seeks unspecified compensatory damages. Apollo believes the claims in this action are without merit. On July 1, 2020, Apollo moved to dismiss the complaint; briefing on that motion did not occur because the complaint was superseded, as described herein. On July 23, 2019, a group of former MPM shareholders filed an appraisal petition in Delaware Chancery Court seeking the fair value of their MPM shares that were purchased through MPM’s May 15, 2019 merger with a consortium of buyers, in an action captioned In re Appraisal of MPM Holdings, Inc., C.A. No. 2019-0519 (Del. Ch.). While Apollo was not a party to the appraisal action, it was served a document subpoena on October 22, 2019, to which it responded. On June 3, 2020, petitioners moved for leave to file a verified amended appraisal petition and class-action complaint that included claims for breach of fiduciary duty and/or aiding and abetting breaches of fiduciary duty against AGM Inc., the Apollo-affiliated fund that owned MPM’s shares before the merger, certain former MPM directors (including three Apollo employees), and members of the consortium that acquired MPM, based on alleged actions related to the May 2019 merger. The petitioners also sought to consolidate their appraisal proceeding with the Frank Funds action, and notified the Delaware Chancery Court via letter on September 23, 2020, that they had reached an agreement in principle with Frank Funds to consolidate the two cases. On November 13, 2020, the Chancery Court granted the parties’ stipulated order to consolidate the two matters, and on December 21, 2020, the Chancery Court granted petitioners’ motion for leave to file the proposed amended complaint. This new consolidated action is captioned In Re MPM Holdings Inc. Appraisal and Stockholder Litigation, C.A. No. 2019-0519 (Del Ch.). Defendants filed motions to dismiss the amended complaint on February 19, 2021, and the motions were fully briefed on July 26, 2021. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On March 12, 2020, AGM Inc. and several investment funds managed by subsidiaries of AGM Inc. (the “Apollo Funds”) were added as defendants in a class action filed by plaintiff Zachary Blair on December 7, 2017, in the Superior Court of California.  Plaintiff alleges he is a former employee of Classic Party Rentals, a party equipment rental company previously owned by the Apollo Funds. Plaintiff alleges that Classic Party Rentals failed to comply with California wage and hour and related laws, and also has asserted claims based on various provisions of the California labor code and California’s unfair competition laws. On October 11, 2019, the court certified a class of current and former non-exempt drivers, assistant drivers, and organizer employees of Classic Party Rentals who were paid on an hourly basis and who worked at Classic Party Rentals in California at any time from December 7, 2013, through the date of the class certification order. After being served with the Complaint in July 2020, a co-defendant removed the matter to the U.S. District Court for the Eastern District of California on August 24, 2020, and AGM Inc. and the Apollo Funds filed a motion to dismiss all claims against them on September 23, 2020. On March 24, 2021, the motion to dismiss was granted and the court dismissed the complaint without prejudice. On June 21, 2021, pursuant to a settlement reached by the parties, the court dismissed with prejudice the plaintiff’s individual claims and without prejudice the putative class claims against AGM Inc. and the Apollo Funds.
On May 29, 2020, plaintiff Vrajeshkumar Patel filed a putative stockholder derivative and class action complaint in the Delaware Court of Chancery against Talos Energy, Inc. (“Talos”), all of the members of Talos’s board of directors (including two Apollo partners), Riverstone Holdings, LLC (“Riverstone”), AGM Inc., and Guggenheim Securities, LLC in connection with the acquisition of certain assets from Castex Energy 2014, LLC and ILX Holdings, LLC in February 2020. The complaint asserts, on behalf of a putative class of shareholders and Talos, direct and derivative claims against Apollo, Riverstone, and the individual defendants for breach of their fiduciary duties. The plaintiff alleges that Apollo and Riverstone comprise a controlling shareholder group. The complaint seeks, among other relief, class certification and unspecified money damages. On August 4, 2020, the defendants filed motions to dismiss the complaint in its entirety. The motion is now fully briefed and oral argument was held on February 19, 2021. On May 17, 2021, Vice Chancellor Zurn sent a letter to counsel ordering that the Riverstone funds and Apollo funds that hold the relevant Talos stock be joined as necessary parties. The parties filed a stipulation, which was entered by the court on June 7, 2021, adding Riverstone Talos Energy Equityco LLC, Riverstone Talos Energy Debtco LLC, Apollo Talos Holdings, L.P., and AP Talos Energy Debtco LLC as defendants in the action. These parties adopted the arguments previously advanced by the Riverstone and Apollo defendants, and did not engage in any separate briefing or argument. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
On August 4, 2020, a putative class action complaint was filed in the United States District Court for the District of Nevada against PlayAGS Inc. (“PlayAGS”), all of the members of PlayAGS’s board of directors (including three directors who are affiliated with Apollo), certain underwriters of PlayAGS (including Apollo Global Securities, LLC), as well as AGM Inc., Apollo Investment Fund VIII, L.P., Apollo Gaming Holdings, L.P., and Apollo Gaming Voteco, LLC (these last four parties, together, the “Apollo Defendants”). The complaint asserts claims arising under the Securities Act of 1933 in connection with certain secondary offerings of PlayAGS stock conducted in August 2018 and March 2019, alleging that the registration statements issued in connection with those offerings did not fully disclose certain business challenges facing PlayAGS. Such claims are asserted against all defendants, including Apollo Global Securities, LLC and the Apollo Defendants, as well as all directors (including the directors affiliated with Apollo). The complaint further asserts a control person claim under Section 20(a) of the Securities Exchange Act of 1934 against the Apollo Defendants and the director defendants (including the directors affiliated with Apollo), alleging that the Apollo Defendants and the director defendants were responsible for certain misstatements and omissions by PlayAGS about its business during a putative class period from May 3, 2018 through August 7, 2019. Plaintiffs filed a consolidated amended complaint on January 21, 2021, and they filed a further amended complaint on March 25, 2021. Apollo filed a motion to dismiss on May 24, 2021. Plaintiffs filed an opposition to the motion to dismiss on July 23, 2021. Apollo’s reply brief is due September 13, 2021. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
Commitments and Contingencies—Other long-term obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of June 30, 2021, fixed and determinable payments due in connection with these obligations were as follows:

	Remaining 2021	2022	2023	2024	2025	Thereafter	Total
Other long-term obligations	$21,523	$7,555	$2,020	$820	$711	$711	$33,340
Contingent Obligations—Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through June 30, 2021 and that would be reversed approximates $4.1 billion. Management views the possibility of all of the investments becoming worthless as remote. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of June 30, 2021 and December 31, 2020, there were no open underwriting commitments.
In connection with the launch of a non-traded business development company (“BDC”), the Company agreed to guarantee a commitment to purchase the underlying portfolio investment, in the event the BDC does not raise sufficient third party capital. The Company’s maximum commitment is $510 million, and is backstopped by an unconsolidated related party fund up to $500 million. The likelihood that performance under the guarantee arrangement will be required is determined to be remote.

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
Contingent Consideration—In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future performance revenues earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future performance revenue payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the remaining contingent obligation was $129.0 million and $119.8 million as of June 30, 2021 and December 31, 2020, respectively.
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
The following tables present financial data for Apollo’s reportable segments.

	As of and for the Three Months Ended June 30, 2021
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$273,307	$123,106	$65,823	$462,236
Advisory and transaction fees, net	54,757	27,047	1,431	83,235
Performance fees(1)	8,075	—	—	8,075
Fee Related Revenues	336,139	150,153	67,254	553,546
Salary, bonus and benefits	(75,299)	(58,856)	(30,003)	(164,158)
General, administrative and other	(43,590)	(27,546)	(15,455)	(86,591)
Placement fees	(589)	—	—	(589)
Fee Related Expenses	(119,478)	(86,402)	(45,458)	(251,338)
Other income (loss), net of Non-Controlling Interest	(990)	696	(304)	(598)
Fee Related Earnings	215,671	64,447	21,492	301,610
Realized performance fees	103,789	361,793	3,174	468,756
Realized profit sharing expense	(71,970)	(173,191)	(1,392)	(246,553)
Net Realized Performance Fees	31,819	188,602	1,782	222,203
Realized principal investment income, net(2)	2,588	67,102	451	70,141
Net interest loss and other	(11,869)	(13,738)	(11,453)	(37,060)
Segment Distributable Earnings(3)	$238,209	$306,413	$12,272	$556,894
Total Assets(3)	$6,100,580	$4,868,181	$785,017	$11,753,778
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

	For the Three Months Ended June 30, 2020
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$224,721	$127,592	$49,509	$401,822
Advisory and transaction fees, net	13,756	44,802	3,191	61,749
Performance fees(1)	3,440	—	—	3,440
Fee Related Revenues	241,917	172,394	52,700	467,011
Salary, bonus and benefits	(52,806)	(53,202)	(28,991)	(134,999)
General, administrative and other	(37,251)	(21,770)	(12,782)	(71,803)
Placement fees	(358)	—	—	(358)
Fee Related Expenses	(90,415)	(74,972)	(41,773)	(207,160)
Other income (loss), net of Non-Controlling Interest	(724)	2	116	(606)
Fee Related Earnings	150,778	97,424	11,043	259,245
Realized performance fees	4,359	3,549	2,929	10,837
Realized profit sharing expense	(4,359)	(3,549)	(2,929)	(10,837)
Net Realized Performance Fees	—	—	—	—
Realized principal investment income, net(2)	1,810	3,404	5	5,219
Net interest loss and other	(11,857)	(11,686)	(5,507)	(29,050)
Segment Distributable Earnings (3)	$140,731	$89,142	$5,541	$235,414
(1)Represents certain performance fees related to business development companies and Redding Ridge Holdings and Midcap.
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
     The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments:

	For the Three Months Ended June 30,
	2021	2020
Total Consolidated Revenues	$1,382,325	$1,508,335
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(34,119)	(24,847)
Adjustments related to consolidated funds and VIEs(1)	32,609	16,165
Performance fees(2)	(748,508)	(918,493)
Principal investment income	(78,761)	(114,149)
Total Fee Related Revenues	553,546	467,011
Realized performance fees	468,756	10,837
Realized principal investment income, net and other	70,141	4,376
Total Segment Revenues	$1,092,443	$482,224
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments:

	For the Three Months Ended June 30,
	2021	2020
Total Consolidated Expenses	$746,787	$702,777
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(37,886)	(21,662)
Reclassification of interest expenses	(34,814)	(32,291)
Transaction-related charges, net(1)	(31,572)	(32,110)
Equity-based compensation	(19,491)	(17,747)
Total profit sharing expense(2)	(371,686)	(389,987)
Dividend-related compensation expense	—	(1,820)
Total Fee Related Expenses	251,338	207,160
Realized profit sharing expense	246,553	10,837
Total Segment Expenses	$497,891	$217,997
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
(2)Includes unrealized profit sharing expense, realized profit sharing expense and equity-based profit sharing expense and other.
The following table reconciles total consolidated other income (loss) to total other loss for Apollo’s reportable segments:

	For the Three Months Ended June 30,
	2021	2020
Total Consolidated Other Income (Loss)	$1,063,973	$333,850
Adjustments related to consolidated funds and VIEs(1)	(147,661)	(56,197)
Net (gains) losses from investment activities	(913,751)	(270,112)
Interest income and other, net of Non-Controlling Interest	(3,159)	(8,147)
Other Income, net of Non-Controlling Interest	(598)	(606)
Net interest loss and other	(37,060)	(28,207)
Total Segment Other Loss	$(37,658)	$(28,813)
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
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following table presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Segment Distributable Earnings:

	For the Three Months Ended June 30,
	2021	2020
Income before income tax (provision) benefit	$1,699,511	$1,139,408
Transaction-related charges(1)	31,572	32,110
Net income attributable to Non-Controlling Interests in consolidated entities	(116,276)	(41,068)
Unrealized performance fees	(279,750)	(907,656)
Unrealized profit sharing expense	98,141	340,687
Equity-based profit sharing expense and other(2)	26,992	38,463
Equity-based compensation	19,491	17,747
Unrealized principal investment (income) loss	(8,620)	(107,110)
Unrealized net (gains) losses from investment activities and other	(914,167)	(277,167)
Segment Distributable Earnings	$556,894	$235,414
(1)    Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions, and restructuring charges.
(2)    Equity-based profit sharing expense and other includes certain profit sharing arrangements in which a portion of performance fees distributed to the general partner are allocated by issuance of equity-based awards, rather than cash, to employees of Apollo. Equity-based profit sharing expense and other also includes non-cash expenses related to equity awards granted by unconsolidated related parties to employees of Apollo.

	As of and for the Six Months Ended June 30, 2021
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$541,338	$245,374	$124,193	$910,905
Advisory and transaction fees, net	87,887	48,378	2,465	138,730
Performance fees(1)	16,846	—	—	16,846
Fee Related Revenues	646,071	293,752	126,658	1,066,481
Salary, bonus and benefits	(144,678)	(117,605)	(59,246)	(321,529)
General, administrative and other	(80,219)	(48,675)	(26,345)	(155,239)
Placement fees	(1,066)	—	—	(1,066)
Fee Related Expenses	(225,963)	(166,280)	(85,591)	(477,834)
Other income (loss), net of Non-Controlling Interest	(1,549)	1,419	(251)	(381)
Fee Related Earnings	418,559	128,891	40,816	588,266
Realized performance fees	118,160	432,714	24,636	575,510
Realized profit sharing expense	(79,924)	(210,781)	(13,604)	(304,309)
Net Realized Performance Fees	38,236	221,933	11,032	271,201
Realized principal investment income, net(2)	4,435	88,805	3,535	96,775
Net interest loss and other	(25,654)	(27,236)	(17,676)	(70,566)
Segment Distributable Earnings(3)	$435,576	$412,393	$37,707	$885,676
Total Assets(3)	$6,100,580	$4,868,181	$785,017	$11,753,778
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	For the Six Months Ended June 30, 2020
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$432,950	$252,860	$98,380	$784,190
Advisory and transaction fees, net	29,023	65,145	4,313	98,481
Performance fees(1)	5,844	—	—	5,844
Fee Related Revenues	467,817	318,005	102,693	888,515
Salary, bonus and benefits	(109,814)	(95,682)	(53,524)	(259,020)
General, administrative and other	(72,624)	(43,764)	(23,768)	(140,156)
Placement fees	(664)	(107)	—	(771)
Fee Related Expenses	(183,102)	(139,553)	(77,292)	(399,947)
Other loss, net of Non-Controlling Interest	(1,387)	25	95	(1,267)
Fee Related Earnings	283,328	178,477	25,496	487,301
Realized performance fees	30,220	4,692	41,671	76,583
Realized profit sharing expense	(29,916)	(4,996)	(41,671)	(76,583)
Net Realized Performance Fees	304	(304)	—	—
Realized principal investment income, net(2)	3,184	3,946	3,672	10,802
Net interest loss and other	(28,971)	(27,360)	(9,853)	(66,184)
Segment Distributable Earnings (3)	$257,845	$154,759	$19,315	$431,919
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
     The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments:

	For the Six Months Ended June 30,
	2021	2020
Total Consolidated Revenues	$3,677,025	$39,249
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(67,674)	(60,688)
Adjustments related to consolidated funds and VIEs(1)	75,033	14,714
Performance fees(2)	(2,145,760)	815,942
Principal investment (income) loss	(472,143)	79,298
Total Fee Related Revenues	1,066,481	888,515
Realized performance fees	575,510	76,583
Realized principal investment income, net and other	96,775	9,117
Total Segment Revenues	$1,738,766	$974,215
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments:

	For the Six Months Ended June 30,
	2021	2020
Total Consolidated Expenses	$1,768,531	$374,343
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(77,488)	(53,873)
Reclassification of interest expenses	(69,613)	(63,533)
Transaction-related charges, net(1)	(51,666)	(10,711)
Charges associated with corporate conversion (2)	—	(1,064)
Equity-based compensation	(35,649)	(31,817)
Total profit sharing expense(3)	(1,053,306)	190,962
Dividend-related compensation expense	(2,975)	(4,360)
Total Fee Related Expenses	477,834	399,947
Realized profit sharing expense	304,309	76,583
Total Segment Expenses	$782,143	$476,530
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
(2)Represents expenses incurred in relation to the conversion to a corporation.
(3)Includes unrealized profit sharing expense, realized profit sharing expense and equity-based profit sharing expense and other.
The following table reconciles total consolidated other income (loss) to total other loss for Apollo’s reportable segments:

	For the Six Months Ended June 30,
	2021	2020
Total Consolidated Other Income (Loss)	$1,512,766	$(1,105,194)
Adjustments related to consolidated funds and VIEs(1)	(255,063)	110,268
Loss from change in tax receivable agreement liability	(1,941)	—
Net (gains) losses from investment activities	(1,268,900)	994,132
Interest income and other, net of Non-Controlling Interest	12,757	(473)
Other Income (Loss), net of Non-Controlling Interest	(381)	(1,267)
Net interest loss and other	(70,566)	(64,499)
Total Segment Other Loss	$(70,947)	$(65,766)
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
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following table presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Segment Distributable Earnings:

	For the Six Months Ended June 30,
	2021	2020
Income (Loss) before income tax (provision) benefit	$3,421,260	$(1,440,288)
Transaction-related charges(1)	51,666	10,711
Charges associated with corporate conversion(2)	—	1,064
Loss from change in tax receivable agreement liability	(1,941)	—
Net (income) loss attributable to Non-Controlling Interests in consolidated entities	(186,854)	123,341
Unrealized performance fees	(1,570,249)	892,525
Unrealized profit sharing expense	687,133	(340,496)
Equity-based profit sharing expense and other(3)	61,864	72,951
Equity-based compensation	35,649	31,817
Unrealized principal investment (income) loss	(372,393)	94,460
Unrealized net (gains) losses from investment activities and other	(1,240,459)	985,834
Segment Distributable Earnings	$885,676	$431,919
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
The following table presents the reconciliation of Apollo’s total reportable segment assets to total assets:

	As of June 30, 2021	As of December 31, 2020
Total reportable segment assets	$11,753,778	$8,681,467
Adjustments(1)	15,787,568	14,987,617
Total assets	$27,541,346	$23,669,084
(1)    Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.
17. SUBSEQUENT EVENTS
Dividends
On August 4, 2021, the Company declared a cash dividend of $0.50 per share of Class A Common Stock, which will be paid on August 31, 2021 to holders of record at the close of business on August 19, 2021.
On August 4, 2021, the Company declared a cash dividend of $0.398438 per share of Series A Preferred Stock and Series B Preferred Stock, which will be paid on September 15, 2021 to holders of record at the close of business on September 1, 2021.

ITEM 1A. UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of June 30, 2021
	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$1,823,421	$1,291	$—	$1,824,712
Restricted cash and cash equivalents	17,695	1,507,207	—	1,524,902
Investments	8,186,436	413	(276,330)	7,910,519
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	805,736	—	805,736
Investments, at fair value	—	14,040,590	(380,959)	13,659,631
Other assets	—	169,900	(1,911)	167,989
Incentive fees receivable	13,802	—	—	13,802
Due from related parties	505,940	(3,321)	(76,692)	425,927
Deferred tax assets, net	235,118	—	—	235,118
Other assets	492,811	2,137	(493)	494,455
Lease assets	361,597	—	—	361,597
Goodwill	116,958	—	—	116,958
Total Assets	$11,753,778	$16,523,953	$(736,385)	$27,541,346
Liabilities, Redeemable non-controlling interests and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$138,541	$3,149	$(2)	$141,688
Accrued compensation and benefits	169,554	—	—	169,554
Deferred revenue	74,946	—	—	74,946
Due to related parties	440,019	5,800	(6,157)	439,662
Profit sharing payable	1,521,906	—	—	1,521,906
Debt	3,154,289	—	—	3,154,289
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	8,226,118	(148,830)	8,077,288
Notes payable	—	2,601,543	(102,795)	2,498,748
Other liabilities	—	966,791	(54,352)	912,439
Due to related parties	—	32,393	(32,393)	—
Other liabilities	407,623	122,493	(18,366)	511,750
Lease liabilities	409,930	—	—	409,930
Total Liabilities	6,316,808	11,958,287	(362,895)	17,912,200

Redeemable non-controlling interests:
Redeemable non-controlling interests	—	1,410,683	6,028	1,416,711
Stockholders’ Equity:
Apollo Global Management, Inc. Stockholders’ Equity:
Series A Preferred Stock	264,398	—	—	264,398
Series B Preferred Stock	289,815	—	—	289,815
Additional paid in capital	865,255	(57,334)	14,691	822,612
Retained earnings (accumulated deficit)	1,004,571	374,275	(388,048)	990,798
Accumulated other comprehensive income (loss)	(2,456)	6,075	(6,161)	(2,542)
Total Apollo Global Management, Inc. Stockholders’ Equity	2,421,583	323,016	(379,518)	2,365,081
Non-Controlling Interests in consolidated entities	6,154	2,831,967	—	2,838,121
Non-Controlling Interests in Apollo Operating Group	3,009,233	—	—	3,009,233
Total Stockholders’ Equity	5,436,970	3,154,983	(379,518)	8,212,435
Total Liabilities, Redeemable non-controlling interests and Stockholders’ Equity	$11,753,778	$16,523,953	$(736,385)	$27,541,346

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Apollo Global Management, Inc.’s condensed consolidated financial statements and the related notes included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those in the section entitled “Risk Factors” in the 2020 Annual Report and Quarterly Report on Form 10-Q filed with the SEC on May 10, 2021. The highlights listed below have had significant effects on many items within our condensed consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.
General
Our Businesses
Founded in 1990, Apollo is a high-growth, global alternative asset manager. We are a contrarian, value-oriented asset manager in credit, private equity and real assets with significant distressed expertise and a flexible mandate in the majority of our funds which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by Joshua Harris and Marc Rowan, who have worked together for more than 34 years and lead a team of 1,825 employees, including 569 investment professionals, as of June 30, 2021.
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
As of June 30, 2021, we had total AUM of $471.8 billion across all of our businesses. More than 89% of our total AUM was in funds with a contractual life at inception of five years or more, and 59% of such AUM was in permanent capital vehicles.

The following table presents the gross and net returns for Apollo’s credit segment by category type:

	Gross Returns		Net Returns
Category	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Corporate Credit	2.0%	4.6%	1.7%	3.9%
Structured Credit	4.5%	10.1%	4.0%	9.1%
Direct Origination	2.7%	9.2%	2.0%	7.2%
On December 31, 2017, Fund IX held its final closing, raising a total of $23.5 billion in third-party capital and approximately $1.2 billion of additional capital from Apollo and affiliated investors for total commitments of $24.7 billion. On December 31, 2013, Fund VIII held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of June 30, 2021, Fund VIII had $2.5 billion of uncalled commitments remaining. Additionally, Fund VII held a final closing in December 2008, raising a total of $14.7 billion, and as of June 30, 2021, Fund VII had $1.8 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through June 30, 2021. Apollo’s private equity fund appreciation was 9.5% and 33.6% for the three and six months ended June 30, 2021, respectively.
For our real assets segment, there was a total gross return of 4.0% and 7.7% for the three and six months ended June 30, 2021, respectively, which represents gross return for our real estate equity funds and their co-investment capital, the European principal finance funds, and infrastructure equity funds.
For further detail related to fund performance metrics across all of our businesses, see “—The Historical Investment Performance of Our Funds.”

Holding Company Structure
The diagram below depicts our current organizational structure:

BRH Holdings GP, Ltd. (Class B Common Stock)(2)(5)
Co-Founders
100% of LP Units
GP
BRH Holdings, L.P.(3)
Class A Stockholders (Class A Common Stock)(1)
AGM Management, LLC(5) (Class C Common Stock)
GP
90.3% of LP Units
9.7% of LP Units
Contributing Partners
AP Professional Holdings, L.P.(4)
Athene Holding Ltd. (6.7% of Apollo Operating Group Units)(7)
38.9% of the LP or LLC interests of each Apollo Operating Group Entity
Apollo Global Management, Inc.
(54.4% of Apollo Operating Group Units)(6)
Intermediate Holding Companies
100%
100%
100%
100%
100%
APO Asset Co., LLC
APO (FC), LLC
APO (FC III), LLC
APO (FC II), LLC
APO Corp.
54.4% of the LP or LLC interests of certain Apollo Operating Group Entities
54.4% of the LP or LLC interests of certain Apollo Operating Group Entities
54.4% of the LP or LLC interests of certain Apollo Operating Group Entities
54.4% of the LP or LLC interests of certain Apollo Operating Group Entities
54.4% of the LP or LLC interests of certain Apollo Operating Group Entities
Apollo Operating Group

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of August 4, 2021. As of August 4, 2021, there were 235,527,358 Class A shares, 1 Class B share and 1 Class C share issued and outstanding, and 168,253,613 AOG Units held by Holdings that are exchangeable for Class A shares on a one-for-one basis. In addition, as of August 4, 2021, Athene held 29,154,519 AOG Units that are non-voting equity interests of the Apollo Operating Group and are not exchangeable for Class A shares.
(1)As of August 4, 2021, the Class A shares represented 9.2% of the total voting power of the Class A shares, the Class B share and the Class C share, voting together as a single class, with respect to General Stockholder Matters. As of August 4, 2021, the Class A shares represented 54.4% of the total voting power of the Class A shares and the Class B share with respect to certain matters upon which they are entitled to vote pursuant to the certificate of incorporation of AGM Inc. (“COI”).
(2)Our Co-Founders own BRH Holdings GP, Ltd., which in turn holds our only outstanding Class B share. As of August 4, 2021, the Class B share represented 7.7% of the total voting power of the Class A shares, the Class B share and the Class C share, voting together as a single class, with respect to General Stockholder Matters, and a de minimus economic interest in AGM Inc. As of August 4, 2021, the Class B share represented 45.6% of the total voting power of the Class A shares and the Class B share with respect to certain matters upon which they are entitled to vote as a single class.
(3)Through BRH Holdings, L.P., our Co-Founders indirectly beneficially own through estate planning vehicles, limited partner interests in Holdings. Our Co-Founders’ economic interests are represented by their indirect beneficial ownership, through Holdings, of 35.1% of the limited partner interests in the Apollo Operating Group.
(4)Holdings owns 38.9% of the limited partner or limited liability company interests in each Apollo Operating Group entity. The AOG Units held by Holdings are exchangeable for Class A shares. Our Co-Founders, through their interests in BRH and Holdings, beneficially own 35.1% of the AOG Units. Our Contributing Partners, through their interests in Holdings, beneficially own 3.8% of the AOG Units.
(5)BRH Holdings GP, Ltd. is the sole member of AGM Management, LLC, which in turns holds our only outstanding Class C share. The Class C share bestows to its holder certain management rights over AGM Inc. As of August 4, 2021, the Class C share represented 83.1% of the total voting power of the Class A shares, the Class B share and the Class C share, voting together as a single class, with respect to General Stockholder Matters, and a de minimus economic interest in AGM Inc.

(6)Represents 54.4% of the limited partner or limited liability company interests in each Apollo Operating Group entity, held through the intermediate holding companies. AGM Inc. also indirectly owns 100% of the general partner or managing member interests in each Apollo Operating Group entity.
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
On March 8, 2021, we announced that we entered into a binding governance term sheet with the Co-Founders. The term sheet sets forth a number of changes to our governance structure and a timeline for their implementation, including changes relating to:
• composition and size of our board of directors;
• Board committees, including to create a nominating and corporate governance committee, a compensation committee, and a new executive committee. The new executive committee will for the first year consist of at least three members, but no more than four members, including Jay Clayton, as the committee’s Chairman, Marc Rowan and Joshua Harris; and
• elimination of the Up-C structure – as promptly as practicable following the receipt of all required regulatory approvals:
• the single Class B share that is held by BRH Holdings GP, Ltd. will be converted into shares of Series I Preferred Stock of AGM Inc. equal in number to the outstanding AOG Units (other than those AOG Units held by the Company and Athene) and entitled to one vote per share on each matter properly presented to the stockholders of AGM Inc.;
• upon the issuance of the Series I Preferred Stock, the Co-Founders shall cause AGM Management, LLC to surrender to the Company the sole Class C share;
• on or prior to June 30, 2022, as designated by us, which date will coincide with the consummation of the transactions contemplated by the Merger Agreement, provided that if the transactions contemplated by the Merger Agreement have not been consummated by June 30, 2022, then the mandatory exchange date will be June 30, 2022 (such date, the “Mandatory Exchange Date”), a wholly-owned subsidiary of a newly formed holding company (“NewCo”) will merge with and into AGM Inc., with AGM Inc. to be the surviving company in the merger. Upon consummation of this merger, each holder of a share of Class A common stock will receive on a tax-free basis shares of Class A common stock of NewCo and will no longer hold any equity interests in the Company;
• on the Mandatory Exchange Date all AOG Units beneficially owned by each holder of AOG Units (other than those held by the Company and Athene) will be transferred to NewCo and one or more of its affiliates in a series of transactions in exchange for (i) such number of shares of Class A common stock of NewCo equal to the aggregate number of AOG Units beneficially owned by such AOG Unit owners as of immediately prior to the mandatory exchange (such AOG Units, the “Outstanding AOG Units”) and (ii) an aggregate amount in cash equal to the product of (a) number of Outstanding AOG Units multiplied by (b) $3.66, payable over a period of four years in equal quarterly installments (the “AOG Unit Payment”); provided, however, that in the event that we consummate the transactions contemplated by the Merger Agreement simultaneously with the mandatory exchange, the AOG Unit Payment will be payable over the period between the date on which the transactions contemplated by the Merger Agreement are consummated and the third anniversary of the Mandatory Exchange Date in equal quarterly installments (such transactions collectively, the “mandatory exchange”).
The term sheet also states that the tax receivable agreement will not be applicable for the mandatory exchange, but will remain in effect for any exchanges occurring prior to the Mandatory Exchange Date.
The parties to the term sheet agreed that, upon the surrender of the Class C share, the Company will provide each Co-Founder with certain stockholder rights set forth in a stockholder agreement, as provided in the term sheet.
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
In the U.S., the S&P 500 Index increased by 8.2% during the second quarter of 2021, following an increase of 5.8% during the first quarter of 2021. Global equity markets also appreciated during the quarter, with the MSCI All Country World ex USA Index increasing 5.9% following an increase of 4.2% in the first quarter of 2021.
Conditions in the credit markets also have a significant impact on our business. Credit markets were positive in the second quarter of 2021, with the BofAML HY Master II Index increasing by 2.8%, while the S&P/LSTA Leveraged Loan Index increased by 1.1%. The U.S. 10-year Treasury yield decreased during the quarter to 1.45%. The Federal Reserve kept the benchmark interest rate steady during the last twelve months at a target range of 0% to 0.25%.
Foreign exchange rates can materially impact the valuations of our investments and those of our funds that are denominated in currencies other than the U.S. dollar. Relative to the U.S. dollar, the Euro appreciated 1.1% during the quarter, after depreciating by 4.0% in the first quarter of 2021, while the British pound appreciated 0.4% during the quarter, after appreciating 0.9% in the first quarter of 2021. The price of crude oil appreciated by 24.2% during the quarter, after appreciating by 21.9% during the first quarter of 2021.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 6.5% in the second quarter of 2021, following an increase of 6.4% in the first quarter of 2021. As of July 2021, the International Monetary Fund estimated that the U.S. economy will expand by 7.0% in 2021 and 4.9% in 2022. The U.S. Bureau of Labor Statistics reported that the U.S. unemployment rate decreased to 5.9% as of June 30, 2021.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its fund investors by focusing on opportunities that management believes are often overlooked by other investors. As such, Apollo’s global integrated investment platform deployed $27.8 billion and $52.7 billion of capital through the funds it manages during the three and six months ended June 30, 2021, respectively. Drawdown capital deployed was $6.5 billion and $9.2 billion during the three and six months ended June 30, 2021, respectively. We believe Apollo’s expertise in credit and its focus on nine core industry sectors, combined with more than 31 years of investment experience, has allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors include chemicals, manufacturing and industrial, natural resources, consumer and retail, consumer services, business services, financial services, leisure, and media/telecom/technology. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods.
In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities, such as continuing to grow the assets of our permanent capital vehicles. As such, Apollo had $12.4 billion and $25.8 billion of capital inflows during the three and six months ended June 30, 2021, respectively. Apollo returned $9.0 billion and $12.7 billion of capital and realized gains to the investors in the funds it manages during the three and six months ended June 30, 2021, respectively.
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
On January 25, 2021, the Company announced that the conflicts committee of the board of directors had completed its previously announced independent review of Mr. Black’s previous professional relationship with Jeffrey Epstein and publicly released the review’s findings. The findings of the report are consistent with statements made by Mr. Black and Apollo regarding the prior relationship.
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
On May 20, 2021, the Company announced that Co-Founder Joshua Harris will step down from his day-to-day role at Apollo effective upon the closing date of Apollo’s merger with Athene, while continuing to serve on our board of directors and the executive committee of our board of directors.
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
Assets Under Management
The following presents Apollo’s Total AUM and Fee-Generating AUM by segment (in billions):

Note: Totals may not add due to rounding

The following presents Apollo’s AUM with Future Management Fee Potential by segment (in billions):

Note: Totals may not add due to rounding
The following tables present the components of Performance Fee-Eligible AUM for each of Apollo’s three segments:

	As of June 30, 2021
	Credit(1)	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM (1)	$44,605	$37,298	$5,522	$87,425
AUM Not Currently Generating Performance Fees	8,737	3,326	599	12,662
Uninvested Performance Fee-Eligible AUM	12,249	23,908	6,082	42,239
Total Performance Fee-Eligible AUM	$65,591	$64,532	$12,203	$142,326

	As of June 30, 2020
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM (1)	$18,186	$18,015	$3,768	$39,969
AUM Not Currently Generating Performance Fees	31,861	12,158	1,342	45,361
Uninvested Performance Fee-Eligible AUM	8,571	26,160	4,734	39,465
Total Performance Fee-Eligible AUM	$58,618	$56,333	$9,844	$124,795

	As of December 31, 2020
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM (1)	$34,685	$29,296	$4,886	$68,867
AUM Not Currently Generating Performance Fees	16,791	5,035	821	22,647
Uninvested Performance Fee-Eligible AUM	9,847	27,214	5,709	42,770
Total Performance Fee-Eligible AUM	$61,323	$61,545	$11,416	$134,284
(1)Performance Fee-Generating AUM of $4.7 billion, $0.1 billion and $1.6 billion as of June 30, 2021, June 30, 2020 and December 31, 2020, respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.
The following table presents AUM Not Currently Generating Performance Fees for funds that have invested capital for more than 24 months as of June 30, 2021 and the corresponding appreciation required to reach the preferred return or high watermark in order to generate performance fees:

Strategy / Fund	Invested AUM Not Currently Generating Performance Fees	Investment Period Active > 24 Months	Appreciation Required to Achieve Performance Fees(1)
	(in millions)
Credit:
Corporate Credit	$2,373	$2,289	2%
Structured Credit	3,724	3,658	6%
Direct Origination	2,641	2,641	1%
Total Credit	8,738	8,588	4%
Private Equity:
Hybrid Capital	766	747	246%
Other PE	2,559	2,207	42%
Total Private Equity	3,325	2,954	93%
Real Assets:
Total Real Assets	599	354	>250bps
Total	$12,662	$11,896
(1)All investors in a given fund are considered in aggregate when calculating the appreciation required to achieve performance fees presented above. Appreciation required to achieve performance fees may vary by individual investor. Funds with an investment period less than 24 months are “N/A”.
The components of Fee-Generating AUM by segment are presented below:

	As of June 30, 2021
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$1,201	$25,168		$7,083	$33,452
Fee-Generating AUM based on invested capital	3,225	13,285		2,424	18,934
Fee-Generating AUM based on gross/adjusted assets	233,245	343		30,216	263,804
Fee-Generating AUM based on NAV	34,468	745		2,157	37,370
Total Fee-Generating AUM	$272,139	$39,541	(1)	$41,880	$353,560
(1)The weighted average remaining life of the traditional private equity funds as of June 30, 2021 was 69 months.

	As of June 30, 2020
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$2,559	$26,849		$5,063	$34,471
Fee-Generating AUM based on invested capital	2,135	15,528		2,299	19,962
Fee-Generating AUM based on gross/adjusted assets	223,902	992		23,059	247,953
Fee-Generating AUM based on NAV	25,736	471		1,185	27,392
Total Fee-Generating AUM	$254,332	$43,840	(1)	$31,606	$329,778
(1)    The weighted average remaining life of the traditional private equity funds at June 30, 2020 was 71 months.

	As of December 31, 2020
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$922	$25,168		$6,580	$32,670
Fee-Generating AUM based on invested capital	3,000	15,393		2,434	20,827
Fee-Generating AUM based on gross/adjusted assets	238,202	771		26,820	265,793
Fee-Generating AUM based on NAV	27,534	494		1,356	29,384
Total Fee-Generating AUM	$269,658	$41,826	(1)	$37,190	$348,674
(1)    The weighted average remaining life of the traditional private equity funds as of December 31, 2020 was 73 months.
The following presents the total AUM and Fee-Generating AUM amounts for our credit segment by category type (in billions):

Total AUM
$300.5
$328.6
$331.0
$74.3
$24.4
$54.8
$147.0
$76.9
$23.9
$64.2
$163.6
$64.7
$25.5
$73.6
$167.2
06/30/20
12/31/20
06/30/21
Corporate Credit
Structured Credit
Direct Origination
Advisory and Other

Fee-Generating AUM
$254.3
$68.8
$21.9
$48.0
$115.7
$269.7
$67.1
$21.1
$54.6
$126.9
$272.1
$57.8
$23.1
$61.3
$129.9
06/30/20
12/31/20
06/30/21
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
The following table presents the aggregate Athene Sub-Allocated Total AUM by asset class (in billions):

Note: Totals may not add due to rounding
Other Assets include cash, treasuries, equities and alternatives. Total AUM includes $44.6 billion, $39.5 billion and $41.3 billion of gross assets related to Athene Co-Invest Reinsurance Affiliate 1A Ltd. and $2.1 billion, $2.4 billion and $2.5 billion of unfunded commitments related to Apollo/Athene Dedicated Investment Program (“ADIP”) as of June 30, 2021, June 30, 2020 and December 31, 2020 respectively.
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

The following table presents Athora Sub-Advised and Athora Non-Sub-Advised AUM (in billions):

Note: Totals may not add due to rounding
The following presents total AUM and Fee-Generating AUM amounts for our private equity segment by category type (in billions):

Total AUM
$73.3
$4.5
$9.1
$59.7
$80.7
$5.1
$11.1
$64.5
$88.5
$5.2
$13.1
$70.2
06/30/20
12/31/20
06/30/21
Private Equity Funds
Hybrid Capital
Natural Resources

Fee-Generating AUM
$43.8
$3.9
$4.0
$35.9
$41.8
$3.8
$4.0
$34.0
$39.5
$3.4
$3.9
$32.3
06/30/20
12/31/20
06/30/21
Private Equity Funds
Hybrid Capital
Natural Resources

Note: Totals may not add due to rounding

The following presents total AUM and Fee-Generating AUM amounts for our real assets segment by category type (in billions):

Total AUM
$39.9
$2.2
$6.7
$30.9
$46.2
$5.1
$6.9
$34.2
$52.3
$5.5
$6.8
$40.0
06/30/20
12/31/20
06/30/21
Real Estate
Principal Finance
Infrastructure

Fee-Generating AUM
$31.6
$1.8
$5.0
$24.8
$37.2
$4.2
$5.1
$27.9
$41.9
$4.7
$4.9
$32.3
06/30/20
12/31/20
06/30/21
Real Estate
Principal Finance
Infrastructure

Note: Totals may not add due to rounding
The following tables summarize changes in total AUM for each of Apollo’s three segments:

	For the Three Months Ended June 30,
	2021				2020
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total

Change in Total AUM(1):
Beginning of Period	$323,261	$89,463	$48,414	$461,138	$209,745	$67,669	$38,097	$315,511
Inflows	6,453	2,371	3,613	12,437	85,347	1,768	2,122	89,237
Outflows(2)	(3,635)	(652)	—	(4,287)	(5,788)	(51)	(283)	(6,122)
Net Flows	2,818	1,719	3,613	8,150	79,559	1,717	1,839	83,115
Realizations	(1,466)	(7,334)	(232)	(9,032)	(653)	(536)	(224)	(1,413)
Market Activity(3)	6,415	4,621	483	11,519	11,803	4,451	139	16,393
End of Period	$331,028	$88,469	$52,278	$471,775	$300,454	$73,301	$39,851	$413,606
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
(2)Outflows for Total AUM include redemptions of $0.5 billion and $0.7 billion during the three months ended June 30, 2021 and 2020, respectively.
(3)Includes foreign exchange impacts of $751.9 million, $28.3 million and $44.2 million for credit, private equity and real assets, respectively, during the three months ended June 30, 2021 and foreign exchange impacts of $522.7 million, $42.8 million and $52.4 million for credit, private equity and real assets, respectively, during the three months ended June 30, 2020.

	For the Six Months Ended June 30,
	2021				2020
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$328,560	$80,716	$46,210	$455,486	$215,530	$76,788	$38,787	$331,105
Inflows	14,812	4,825	6,178	25,815	91,616	2,249	2,629	96,494
Outflows(2)	(9,526)	(714)	—	(10,240)	(6,626)	(61)	(517)	(7,204)
Net Flows	5,286	4,111	6,178	15,575	84,990	2,188	2,112	89,290
Realizations	(2,381)	(9,697)	(666)	(12,744)	(1,165)	(1,704)	(590)	(3,459)
Market Activity(3)	(437)	13,339	556	13,458	1,099	(3,971)	(458)	(3,330)
End of Period	$331,028	$88,469	$52,278	$471,775	$300,454	$73,301	$39,851	$413,606
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
(2)Outflows for Total AUM include redemptions of $1.3 billion and $1.2 billion during the six months ended June 30, 2021 and 2020, respectively.
(3)Includes foreign exchange impacts of $(2.4) billion, $(1.0) million and $(92.1) million for credit, private equity and real assets, respectively, during the six months ended June 30, 2021, and foreign exchange impacts of $(457.0) million, $30.6 million and $(39.2) million for credit, private equity and real assets, respectively, during the six months ended June 30, 2020.
    Three Months Ended June 30, 2021
Total AUM was $471.8 billion at June 30, 2021, an increase of $10.6 billion, or 2.3%, compared to $461.1 billion at March 31, 2021. The net increase was primarily due to appreciation in our credit and real assets segments. More specifically, the net increase was due to:
•Market activity of $11.5 billion, primarily related to $6.4 billion of appreciation in the funds we manage in the credit segment, including $5.2 billion for Athene, and $4.6 billion of appreciation in the private equity segment driven by $1.4 billion and $0.8 billion from Fund VIII and Fund IX, respectively;
•Net flows of $8.2 billion primarily related to:
•a $3.6 billion increase related to funds we manage in the real assets segment primarily consisting of $2.1 billion of net segment transfers, $1.0 billion of leverage and $0.5 billion of subscriptions across the real estate and infrastructure funds we manage;
•a $2.8 billion increase related to funds we manage in the credit segment primarily consisting of (i) $3.4 billion of subscriptions driven by the corporate credit and structured credit funds we manage and (ii) a $1.4 billion increase in AUM in the advisory and other category due to the growth of our insurance clients; offsetting these increases were $(1.5) billion of net segment transfers, primarily into real assets, and $(0.5) billion of redemptions; and
•a $1.7 billion increase related to funds we manage in the private equity segment primarily consisting of $1.5 billion of subscriptions across the hybrid capital and traditional private equity funds we manage.
•Realizations of $(9.0) billion primarily related to:
•$(7.3) billion related to funds we manage in the private equity segment primarily consisting of distributions of $5.8 billion and $0.9 billion from the traditional private equity and hybrid capital funds we manage, respectively; and
•$(1.5) billion related to funds we manage in the credit segment primarily consisting of distributions from the corporate credit and direct origination funds we manage.
Six Months Ended June 30, 2021
Total AUM was $471.8 billion at June 30, 2021, an increase of $16.3 billion, or 3.6%, compared to $455.5 billion at December 31, 2020. The net increase was primarily due to appreciation in the private equity segment and fundraising across the platform. More specifically, the net increase was due to:
•Net flows of $15.6 billion primarily related to:

•a $6.2 billion increase related to funds we manage in the real assets segment primarily consisting of $4.0 billion of net segment transfers, $1.5 billion of leverage and $0.6 billion of subscriptions across the real estate and infrastructure funds we manage;
•a $5.3 billion increase related to funds we manage in the credit segment primarily consisting of (i) $6.4 billion of subscriptions driven by the corporate credit and structured credit funds we manage and (ii) a $3.7 billion increase in AUM in the advisory and other category due to the growth of our insurance clients; offsetting these increases were $(4.2) billion of net segment transfers, primarily into real assets, and $1.2 billion of redemptions; and
•a $4.1 billion increase related to funds we manage in the private equity segment primarily consisting of $3.2 billion of subscriptions across the hybrid capital and traditional private equity funds we manage.
•Market activity of $13.5 billion, primarily related to $13.3 billion of appreciation in the private equity segment driven by $4.2 billion, $2.8 billion, $1.0 billion, $1.0 billion and $1.0 billion from Fund VIII, Fund IX, Tech Data co-invest, ADT co-invest and Fund VII, respectively.
•Realizations of $(12.7) billion primarily related to:
•$(9.7) billion related to funds we manage in the private equity segment primarily consisting of distributions of $7.8 billion and $1.0 billion from the traditional private equity and hybrid capital funds we manage, respectively; and
•$(2.4) billion related to funds we manage in the credit segment primarily consisting of distributions from the corporate credit and direct origination funds we manage.
The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three segments:

	For the Three Months Ended June 30,
	2021				2020
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total

Change in Fee-Generating AUM(1):
Beginning of Period	$263,330	$42,614	$39,302	$345,246	$168,262	$43,976	$29,412	$241,650
Inflows	7,561	167	2,618	10,346	80,745	829	2,535	84,109
Outflows(2)	(3,889)	(1,194)	(47)	(5,130)	(5,664)	(977)	(278)	(6,919)
Net Flows	3,672	(1,027)	2,571	5,216	75,081	(148)	2,257	77,190
Realizations	(869)	(2,020)	(155)	(3,044)	(75)	(203)	(134)	(412)
Market Activity(3)	6,006	(26)	162	6,142	11,064	215	71	11,350
End of Period	$272,139	$39,541	$41,880	$353,560	$254,332	$43,840	$31,606	$329,778

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
(2)Outflows for Fee-Generating AUM include redemptions of $0.5 billion and $0.7 billion during the three months ended June 30, 2021 and 2020, respectively.
(3)Includes foreign exchange impacts of $0.7 billion, $4.4 million and $37.6 million for credit, private equity and real assets, respectively, during the three months ended June 30, 2021, and foreign exchange impacts of $268.4 million, $2.4 million and $45.2 million for credit, private equity and real assets, respectively, during the three months ended June 30, 2020.

	For the Six Months Ended June 30,
	2021				2020
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$269,658	$41,826	$37,190	$348,674	$172,893	$43,826	$29,727	$246,446
Inflows	13,536	1,203	4,973	19,712	88,256	1,445	2,726	92,427
Outflows(2)	(8,887)	(1,383)	(146)	(10,416)	(7,006)	(1,022)	(677)	(8,705)
Net Flows	4,649	(180)	4,827	9,296	81,250	423	2,049	83,722
Realizations	(1,481)	(2,168)	(213)	(3,862)	(470)	(546)	(202)	(1,218)
Market Activity(3)	(687)	63	76	(548)	659	137	32	828
End of Period	$272,139	$39,541	$41,880	$353,560	$254,332	$43,840	$31,606	$329,778
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
(2)Outflows for Fee-Generating AUM include redemptions of $1.2 billion and $1.1 billion during the six months ended June 30, 2021 and 2020, respectively.
(3)Includes foreign exchange impacts of $(2.0) billion, $2.5 million and $(100.2) million for credit, private equity and real assets, respectively, during the six months ended June 30, 2021, and foreign exchange impacts of $(378.5) million, $(12.9) million and $(29.6) million for credit, private equity and real assets, respectively, during the six months ended June 30, 2020.
    Three Months Ended June 30, 2021
Total Fee-Generating AUM was $353.6 billion at June 30, 2021, an increase of $8.3 billion, or 2.4%, compared to $345.2 billion at March 31, 2021. The net increase was primarily due to market activity of $6.0 billion in the funds we manage in the credit segment, primarily related to the market activity of Athene. Additionally, net flows of $5.2 billion primarily related to:
•a $3.7 billion increase related to funds we manage in the credit segment primarily consisting of (i) $3.5 billion of fee-generating capital deployment, (ii) a $2.4 billion increase in AUM in the advisory and other category due to the growth of our insurance clients and (iii) $1.0 billion of subscriptions across the corporate credit funds we manage; offsetting these increases were (i) $(1.7) billion of net segment transfers, primarily into real assets, and (ii) $(1.2) billion of change in leverage; and
•a $2.6 billion increase related to funds we manage in the real assets segment primarily consisting of $1.5 billion of net segment transfers and $0.5 billion of fee-generating capital deployment.
Net flows were offset by realizations of $(3.0) billion primarily related to the traditional private equity funds we manage.
Six Months Ended June 30, 2021
Total Fee-Generating AUM was $353.6 billion at June 30, 2021, an increase of $4.9 billion, or 1.4%, compared to $348.7 billion at December 31, 2020. The net increase was primarily due to growth of our insurance clients. More specifically the net increase was due to:
•Net flows of $9.3 billion primarily related to:
•a $4.8 billion increase related to funds we manage in the real assets segment primarily consisting of $3.2 billion of net segment transfers and $1.0 billion of fee-generating capital deployment; and
•a $4.6 billion increase related to funds we manage in the credit segment primarily consisting of (i) a $6.8 billion increase in AUM in the advisory and other category due to the growth of our insurance clients, (ii) $3.9 billion of fee-generating capital deployment and (iii) $2.4 billion of subscriptions across the corporate credit and structured funds we manage; offsetting these increases were (i) $(3.9) billion of net segment transfers, primarily into real assets, (ii) $(2.1) billion of change in leverage and (iii) $(1.4) billion of fee-generating capital reduction.
•Net flows were offset by realizations of $(3.9) billion primarily related to the traditional private equity funds we manage.

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
$68.3
$7.4
$30.5
$30.5
12/31/20
06/30/21
Credit
Private Equity
Real Assets

Note: Totals may not add due to rounding
As of June 30, 2021 and December 31, 2020, Apollo had $47.6 billion and $46.8 billion of dry powder, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses and commitments from permanent capital vehicles.
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
Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund VI generated a 12% gross IRR and a 9% net IRR since its inception through June 30, 2021, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through June 30, 2021. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares and our Preferred shares” and “Item 1A. Risk Factors—The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and is expected to continue to impact our business, financial condition and results of operations” in the 2020 Annual Report.
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
All amounts are as of June 30, 2021, unless otherwise noted:

($ in millions)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR	Net IRR
Private Equity:
Fund IX	2018	$28,053	$24,729	$9,362	$2,409	$8,271	$11,890	$14,299	49%	28%
Fund VIII	2013	17,937	18,377	16,063	16,325	7,739	13,932	30,257	19	14
Fund VII	2008	3,390	14,677	16,461	32,653	1,419	1,352	34,005	33	25
Fund VI	2006	644	10,136	12,457	21,134	405	2	21,136	12	9
Fund V	2001	260	3,742	5,192	12,721	120	2	12,723	61	44
Fund I, II, III, IV & MIA(2)	Various	11	7,320	8,753	17,400	—	—	17,400	39	26
Traditional Private Equity Funds(3)		$50,295	$78,981	$68,288	$102,642	$17,954	$27,178	$129,820	39	25
ANRP III	2020	1,469	1,400	258	37	258	357	394	NM1	NM1
ANRP II	2016	2,387	3,454	2,719	2,361	1,534	1,646	4,007	20	12
ANRP I	2012	366	1,323	1,149	1,074	586	131	1,205	2	(2)
AION	2013	547	826	700	371	400	423	794	5	(1)
HVF I	2019	3,596	3,238	2,929	1,169	2,179	2,589	3,758	29	23
Total Private Equity		$58,660	$89,222	$76,043	$107,654	$22,911	$32,324	$139,978
Credit:
FCI III	2017	$2,411	$1,906	$2,797	$1,741	$1,893	$1,916	$3,657	19%	15%
FCI II	2013	2,211	1,555	3,145	2,291	1,728	1,540	3,831	7	5
FCI I	2012	—	559	1,516	1,975	—	—	1,975	12	8
SCRF IV (6)	2017	2,544	2,502	5,145	4,049	1,418	1,608	5,657	8	7
SCRF III	2015	—	1,238	2,110	2,428	—	—	2,428	18	14
SCRF II	2012	—	104	467	528	—	—	528	15	12
SCRF I	2008	—	118	240	357	—	—	357	33	26
Accord IV	2020	2,379	2,337	784	395	432	411	806	NM1	NM1
Accord IIIB(7)	2020	1,110	1,758	691	737	—	—	737	24	19
Accord III(7)	2019	461	886	2,358	2,454	—	—	2,454	23	18
Accord II(7)	2018	—	781	801	821	—	—	821	16	12
Accord I(7)	2017	—	308	111	113	—	—	113	10	5
Total Credit		$11,116	$14,052	$20,165	$17,889	$5,471	$5,475	$23,364
Real Assets:
European Principal Finance Funds
EPF III(4)	2017	$5,096	$4,594	$3,803	$2,009	$2,223	$3,089	$5,098	20%	10%
EPF II(4)	2012	1,015	3,497	3,635	4,632	579	339	4,971	13	8
EPF I(4)	2007	247	1,536	2,018	3,395	—	2	3,397	23	17
U.S. RE Fund III(5)	2021	832	835	231	3	229	242	245	NM1	NM1
U.S. RE Fund II(5)	2016	1,179	1,262	990	569	722	825	1,394	14	11
U.S. RE Fund I(5)	2012	184	657	641	829	134	100	929	12	9
Asia RE Fund II(5)(8)	N/A	939	936	335	20	315	324	344	NM1	NM1
Asia RE Fund I(5)	2017	724	719	449	213	292	434	647	17	13
Apollo Infrastructure Opportunity Fund II(8)	N/A	1,343	1,322	216	—	216	257	257	NM1	NM1
Apollo Infrastructure Opportunity Fund I	2018	948	897	802	860	298	342	1,202	26	20
Total Real Assets		$12,507	$16,255	$13,120	$12,530	$5,008	$5,954	$18,484
(1)Data has not been presented as the fund’s effective date is less than 24 months prior to the period indicated and such information was deemed not meaningful.

(2)The general partners and managers of Funds I, II and MIA, as well as the general partner of Fund III, were excluded assets in connection with the 2007 Reorganization. As a result, Apollo did not receive the economics associated with these entities. The investment performance of these funds, combined with Fund IV, is presented to illustrate fund performance associated with Apollo’s Co-Founders and other investment professionals.
(3)Total IRR is calculated based on total cash flows for all funds presented.
(4)Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.19 as of June 30, 2021.
(5)U.S. RE Fund I, U.S. RE Fund II, U.S. RE Fund III, Asia RE Fund I and Asia RE Fund II had $161 million, $791 million, $160 million, $376 million and $515 million of co-investment commitments as of June 30, 2021, respectively, which are included in the figures in the table. A co-invest entity within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.38 as of June 30, 2021.
(6)Remaining cost for certain of our credit funds may include physical cash called, invested or reserved for certain levered investments.
(7)Gross and Net IRR have been presented for these funds as they have a defined maturity date of less than 24 months and have been liquidated.
(8)Vintage Year is not yet applicable as these funds have not had their final closings.
Private Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of June 30, 2021:

	Total Invested Capital	Total Value	Gross IRR
	(in millions)
Distressed for Control	$7,795	$18,880	29%
Non-Control Distressed	5,758	9,945	71
Total	13,553	28,825	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit(1)	54,735	100,995	21
Total	$68,288	$129,820	39%
(1)Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.
The following tables provide additional detail on the composition of the Fund IX, Fund VIII and Fund VII private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV, V and VI are included in the table above but not presented below as their remaining value is less than $100 million or the fund has been liquidated and such information was deemed not meaningful. All amounts are as of June 30, 2021:
Fund IX(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$1,018	$1,262
Opportunistic Buyouts	8,144	11,555
Distressed(2)	200	1,482
Total	$9,362	$14,299
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,704	$6,598
Opportunistic Buyouts	12,792	22,905
Distressed(2)	567	754
Total	$16,063	$30,257

Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,539	$4,528
Opportunistic Buyouts	4,338	10,834
Distressed/Other Credit(2)	9,584	18,643
Total	$16,461	$34,005
(1)Committed capital less unfunded capital commitments for Fund IX, Fund VIII and Fund VII were $10.9 billion, $16.1 billion and $14.4 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreement or other governing agreements.
(2)The distressed investment strategy includes distressed for control, non-control distressed and other credit. Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.
During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through June 30, 2021), our private equity funds have invested $64.1 billion, of which $21.2 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII and VI was 5.7x, 6.1x and 7.7x, respectively, as of June 30, 2021. Our average entry multiple for a private equity fund is the average of the total enterprise value over an applicable adjusted earnings before interest, taxes, depreciation and amortization, which may incorporate certain adjustments based on the investment team’s estimates and we believe captures the true economics of our funds’ investments in portfolio companies. The average entry multiple of actively investing funds may include committed investments not yet closed.
Permanent Capital
The following table summarizes the investment record for our permanent capital vehicles by segment, excluding Athene-related and Athora-related assets managed or advised by ISG and ISGI:

			Total Returns(1)
	IPO Year(2)	Total AUM	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Credit:		(in millions)
MidCap(3)	N/A	$8,883	2%	12%	4%	—%
AIF	2013	367	7	11	12%	(14)%
AFT	2011	394	8	13	9%	(15)%
AINV/Other(4)	2004	4,559	2	35	49%	(39)%
Real Assets:
ARI	2009	7,954	17%	50%	37%	(41)%
Total		$22,157
(1)Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.
(2)An initial public offering (“IPO”) year represents the year in which the vehicle commenced trading on a national securities exchange.
(3)MidCap is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 1% and 1% for the three months ended June 30, 2021 and June 30, 2020, respectively, and 9% and (2)% for the six months ended June 30, 2021 and June 30, 2020, respectively.
(4)All amounts are as of March 31, 2021 except for total returns. Refer to www.apolloic.com for the most recent financial information on AINV. Included within total AUM of AINV/Other is $1.7 billion of AUM related to a non-traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services. Total returns exclude performance related to this AUM.
SIAs
As of June 30, 2021, Apollo managed approximately $30.7 billion of total AUM in SIAs, which include capital deployed from certain SIAs across Apollo’s credit, private equity and real assets funds.

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
As of June 30, 2021, approximately 54% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 46% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our credit, private equity and real assets segments, the percentage determined using market-based valuation methods as of June 30, 2021 was 74%, 23% and 19%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest” and “—The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and is expected to continue to impact our business, financial condition and results of operations” in the 2020 Annual Report for discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
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
The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis and (ii) realized and unrealized performance fees for Apollo’s combined segments:

	As of June 30, 2021	For the Three Months Ended June 30, 2021			For the Six Months Ended June 30, 2021

	Performance Fees Receivable on an Unconsolidated Basis	Unrealized Performance Fees	Realized Performance Fees	Total Performance Fees	Unrealized Performance Fees	Realized Performance Fees	Total Performance Fees
	(in thousands)
Credit:
Corporate Credit	$147,765	$20,274	$15,019	$35,293	$80,218	$25,535	$105,753
Structured Credit	204,379	(38,303)	98,792	60,489	20,658	106,677	127,335
Direct Origination	91,768	3,186	(1,947)	1,239	38,941	2,794	41,735
Advisory and Other	43,932	7,078	—	7,078	18,590	—	18,590
Total Credit	487,844	(7,765)	111,864	104,099	158,407	135,006	293,413
Total Credit, net of profit sharing payable/expense	68,550	10,152	39,895	50,047	74,119	55,081	129,200
Private Equity:
Fund IX	685,592	142,461	—	142,461	531,794	—	531,794
Fund VIII(5)	1,040,298	(209,343)	470,849	261,506	239,832	525,342	765,174
Fund VII(1)(2)	78,896	99,179	9	99,188	183,957	16	183,973
Fund VI	17,271	(260)	12	(248)	(556)	21	(535)
Fund IV and V(1)	—	(102)	—	(102)	(322)	—	(322)
ANRP I, II and III(1)	120,483	79,163	3	79,166	140,470	5	140,475
HVF I	60,231	(22,995)	33,296	10,301	7,735	47,775	55,510
Other(1)(3)	118,478	19,672	6,238	25,910	118,936	8,169	127,105
Total Private Equity	2,121,249	107,775	510,407	618,182	1,221,846	581,328	1,803,174
Total Private Equity, net of profit sharing payable/expense	1,186,184	80,788	262,895	343,683	713,426	296,226	1,009,652
Real Assets Funds:
Principal Finance(1)	91,859	24,477	951	25,428	14,065	22,413	36,478
Real Estate Equity Funds(1)	23,329	2,443	—	2,443	2,205	—	2,205
AIOF I and II	22,619	3,235	443	3,678	9,820	443	10,263
Other(1)(3)	19,701	737	1,781	2,518	14,333	1,780	16,113
Total Real Assets	157,508	30,892	3,175	34,067	40,423	24,636	65,059
Total Real Assets, net of profit sharing payable/expense	80,191	16,377	1,784	18,161	21,279	11,033	32,312
Total	$2,766,601	$130,902	$625,446	$756,348	$1,420,676	$740,970	$2,161,646
Total, net of profit sharing payable(4)/expense	$1,334,925	$107,317	$304,574	$411,891	$808,824	$362,340	$1,171,164
(1)As of June 30, 2021, certain private equity funds and certain real asset funds had $65.3 million and $35.4 million, respectively, in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations for certain private equity funds and certain real assets funds was $1.2 billion and $240.0 million, respectively, as of June 30, 2021.
(2)As of June 30, 2021, the remaining investments and escrow cash of Fund VII were valued at 91% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, Fund VII is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of June 30, 2021, Fund VII had $128.5 million of gross performance fees, or $73.2 million net of profit sharing, in escrow. With respect to Fund VII, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per these funds’ partnership agreements. Performance fees receivable as of June 30, 2021 and realized performance fees for the three and six months ended June 30, 2021 include interest earned on escrow balances that is not subject to contingent repayment.
(3)Other includes certain SIAs.
(4)There was a corresponding profit sharing payable of $1.4 billion as of June 30, 2021, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $129.0 million.
(5)Fund VIII includes $148.6 million of realized performance fees received in the form of shares.

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
The following table summarizes our performance fees since inception for our combined segments through June 30, 2021:

	Performance Fees Since Inception(1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation(3)	Maximum Performance Fees Subject to Potential Reversal(4)
	(in millions)
Credit:
Corporate Credit	$147.8	$1,367.3	$1,515.1	$—	$188.3
Structured Credit	204.4	251.3	455.7	—	176.5
Direct Origination	91.8	53.2	145.0	—	91.8
Advisory and Other	43.9	—	43.9	—	43.9
Total Credit	487.9	1,671.8	2,159.7	—	500.5
Private Equity:
Fund IX	685.6	—	685.6	—	685.6
Fund VIII	1,040.3	1,343.9	2,384.2	—	1,931.8
Fund VII	78.9	3,132.2	3,211.1	—	263.6
Fund VI	17.3	1,663.9	1,681.2	—	0.5
Fund IV and V	—	2,053.1	2,053.1	31.4	0.4
ANRP I, II and III	120.4	104.8	225.2	12.0	140.5
HVF I	60.2	67.6	127.8	—	92.5
Other(5)	118.5	747.1	865.6	21.9	156.8
Total Private Equity	2,121.2	9,112.6	11,233.8	65.3	3,271.7
Real Assets:
Principal Finance	91.9	446.5	538.4	27.7	248.7
Real Estate Equity Funds	23.3	34.9	58.2	7.7	24.4
AIOF I and II	22.6	15.8	38.4	—	27.1
Other(5)	19.7	36.5	56.2	—	27.3
Total Real Assets	157.5	533.7	691.2	35.4	327.5
Total	$2,766.6	$11,318.1	$14,084.7	$100.7	$4,099.7
(1)Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.19 as of June 30, 2021. Certain funds are denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.38 as of June 30, 2021.
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
(3)Amounts were computed based on the fair value of fund investments on June 30, 2021. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at June 30, 2021. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(4)Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on June 30, 2021. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.
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
In addition, certain professionals and selected other individuals have a profit sharing interest in the performance fees earned in relation to our private equity, certain credit and real assets funds in order to better align their interests with our own and with those of the investors in these funds. Profit sharing expense is part of our compensation and benefits expense and is generally based upon a fixed percentage of credit, private equity and real assets performance fees. Profit sharing expense can reverse during periods when there is a decline in performance fees that were previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized and generally before preferred returns are achieved for the investors. Therefore, changes in our unrealized performance fees have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized performance fees increases. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return performance fees previously distributed back to the funds. This general partner obligation due to the funds would be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification obligations also exist for realized gains with respect to Fund IV, Fund V and Fund VI, which, although our Co-Founders and Contributing Partners would remain personally liable, may indemnify our Co-Founders and Contributing Partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. See note 14 to our condensed consolidated financial statements for further information regarding the Company’s indemnification liability.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, Inc. primarily include the 39.8% and 40.4% ownership interest in the Apollo Operating Group held by the Co-Founders and Contributing Partners through their limited partner interests in Holdings as of June 30, 2021 and 2020, respectively. Additionally, as of June 30, 2021, Athene holds a 6.7% Non-Controlling Interest in the Apollo Operating Group as a result of the Transaction Agreement. Non-Controlling Interests also include limited partner interests in certain consolidated funds and VIEs.
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

Results of Operations
Below is a discussion of our condensed consolidated results of operations for the three and six months ended June 30, 2021 and 2020. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months Ended June 30,		Amount Change	Percentage Change	For the Six Months Ended June 30,		Amount Change	Percentage Change
	2021	2020			2021	2020
Revenues:	(in thousands)				(in thousands)
Management fees	$470,092	$409,953	$60,139	14.7%	$927,277	$806,557	$120,720	15.0%
Advisory and transaction fees, net	86,351	61,957	24,394	39.4	142,699	98,920	43,779	44.3
Investment income (loss):
Performance allocations	735,139	924,599	(189,460)	(20.5)	2,130,486	(809,724)	2,940,210	NM
Principal investment income (loss)	76,425	111,621	(35,196)	(31.5)	458,391	(76,228)	534,619	NM
Total investment income (loss)	811,564	1,036,220	(224,656)	(21.7)	2,588,877	(885,952)	3,474,829	NM
Incentive fees	14,318	205	14,113	NM	18,172	19,724	(1,552)	(7.9)
Total Revenues	1,382,325	1,508,335	(126,010)	(8.4)	3,677,025	39,249	3,637,776	NM
Expenses:
Compensation and benefits:
Salary, bonus and benefits	181,299	151,019	30,280	20.1	355,929	290,288	65,641	22.6
Equity-based compensation	52,998	59,420	(6,422)	(10.8)	109,446	111,542	(2,096)	(1.9)
Profit sharing expense	361,247	375,959	(14,712)	(3.9)	1,016,727	(260,039)	1,276,766	NM
Total compensation and benefits	595,544	586,398	9,146	1.6	1,482,102	141,791	1,340,311	NM
Interest expense	34,814	32,291	2,523	7.8	69,613	63,533	6,080	9.6
General, administrative and other	115,838	83,729	32,109	38.3	215,688	168,251	47,437	28.2
Placement fees	591	359	232	64.6	1,128	768	360	46.9
Total Expenses	746,787	702,777	44,010	6.3	1,768,531	374,343	1,394,188	372.4
Other Income (Loss):
Net gains (losses) from investment activities	913,394	268,667	644,727	240.0	1,266,545	(995,884)	2,262,429	NM
Net gains (losses) from investment activities of consolidated variable interest entities	145,403	57,862	87,541	151.3	257,997	(108,058)	366,055	NM
Interest income	645	3,994	(3,349)	(83.9)	1,443	11,928	(10,485)	(87.9)
Other income (loss), net	4,531	3,327	1,204	36.2	(13,219)	(13,180)	(39)	0.3
Total Other Income (Loss)	1,063,973	333,850	730,123	218.7	1,512,766	(1,105,194)	2,617,960	NM
Income (Loss) before income tax provision	1,699,511	1,139,408	560,103	49.2	3,421,260	(1,440,288)	4,861,548	NM
Income tax (provision) benefit	(194,051)	(140,323)	(53,728)	38.3	(397,297)	155,530	(552,827)	NM
Net Income (Loss)	1,505,460	999,085	506,375	50.7	3,023,963	(1,284,758)	4,308,721	NM
Net income (loss) attributable to Non-Controlling Interests	(847,733)	(552,756)	(294,977)	53.4	(1,687,346)	734,869	(2,422,215)	NM
Net Income (Loss) Attributable to Apollo Global Management, Inc.	657,727	446,329	211,398	47.4	1,336,617	(549,889)	1,886,506	NM
Net income attributable to Series A Preferred Shareholders	(4,383)	(4,383)	—	—	(8,766)	(8,766)	—	—
Net income attributable to Series B Preferred Shareholders	(4,781)	(4,782)	1	—	(9,562)	(9,563)	1	—
Net Income (Loss) Attributable to AGM Class A Shareholders	$648,563	$437,164	$211,399	48.4%	$1,318,289	$(568,218)	$1,886,507	NM
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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
In this section, references to 2021 refer to the three months ended June 30, 2021 and references to 2020 refer to the three months ended June 30, 2020.
Revenues
Management fees increased by $60.1 million to $470.1 million in 2021 from $410.0 million in 2020. This change was primarily attributable to an increase in management fees earned from Athene of $49.2 million. For additional details regarding changes in management fees in each segment, see “—Segment Analysis” below.
Advisory and transaction fees, net, increased by $24.4 million to $86.4 million in 2021 from $62.0 million in 2020. Advisory and transaction fees earned during 2021 were primarily related to transaction fees earned from a company in the consumer services industry and structuring fees earned from a company in the consumer and retail industry. Advisory and transaction fees earned during 2020 were primarily related to transaction fees earned with respect to certain portfolio companies in the media, telecom and technology industries and structuring fees earned from a company in the consumer and retail industry.
Performance allocations decreased by $189.5 million to $735.1 million in 2021 from $924.6 million in 2020. The decrease in performance allocations was primarily attributable to decreased performance allocations earned from Fund VIII of $472.9 million partially offset by an increase in performance allocations earned from Fund IX, ANRP II and Fund VII of $145.7 million, $78.4 million and $55.6 million, respectively, during 2021.
The decrease in performance allocations from Fund VIII was primarily driven by the fund being in the catchup phase of carry during 2020 whereby the Company earned a larger share of carried interest (80%), whereas for 2021, the Company earned its typical 20% carried interest rate.
The increase in performance allocations from Fund IX was primarily driven by the fund achieving its annualized hurdle rate in 2021 whereas it was below the annualized hurdle rate in 2020.
The increase in performance allocations from ANRP II was primarily driven by appreciation in the value of the fund’s public and private investments in the natural resources sector during 2021. Moreover, the fund achieved its annualized hurdle rate in 2021 whereas it was below the annualized hurdle rate in 2020.
The increase in performance allocations from Fund VII was primarily driven by appreciation in the value of a private investment in the consumer services sector during 2021.
Principal investment income decreased by $35.2 million to $76.4 million in 2021 from $111.6 million in 2020. Principal investment income was higher in 2020 primarily driven by larger increases in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to VA Capital Company, LLC of $34.4 million in 2020.
Incentive fees increased by $14.1 million to $14.3 million in 2021 from $0.2 million in 2020. This change was primarily attributable to incentive fees earned from an SIA of $13.8 million in 2021.
Expenses
Compensation and benefits increased by $9.1 million to $595.5 million in 2021 from $586.4 million in 2020. This change was primarily attributable to an increase in salary, bonus and benefits of $30.3 million, due to an increase in bonus accruals and headcount. This change was partially offset by a decrease in profit sharing expense of $14.7 million in 2021. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period.
Included in profit sharing expense is $24.6 million and $5.0 million for 2021 and 2020, respectively, related to the Incentive Pool. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
Interest expense increased by $2.5 million to $34.8 million in 2021 from $32.3 million in 2020, primarily due to additional interest expense incurred as a result of the timing of issuances of debt arrangements, as described in note 10 to our condensed consolidated financial statements.

General, administrative and other expenses increased by $32.1 million to $115.8 million in 2021 from $83.7 million in 2020. This change was primarily driven by an increase in legal, consulting, and other professional fees as well as higher recruitment fees related to the increase in headcount.
Other Income (Loss)
Net gains from investment activities increased by $644.7 million to $913.4 million in 2021 from $268.7 million in 2020. This change was primarily attributable to a gain from the Company’s investment in Athene Holding during 2021 as compared to the same period in 2020 due to the combined impact of COVID-19 related market dislocation and a higher discount for lack of marketability (“DLOM”) during 2020. See note 6 and 14 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net gains from investment activities of consolidated VIEs increased by $87.5 million to $145.4 million in 2021 from $57.9 million in 2020. This change was primarily driven by gains from existing consolidated VIEs during 2021 as compared to losses in our consolidated VIEs in 2020 due to unrealized mark-to-market losses from COVID-19 related market dislocation, as discussed in note 5 to the condensed consolidated financial statements.
Interest income decreased by $3.3 million to $0.6 million in 2021 from $4.0 million in 2020 primarily due to lower interest income earned from money market funds and U.S. Treasury securities.
Income Tax Provision
Income tax provision totaled $(194.1) million and $(140.3) million for 2021 and 2020, respectively. The change was primarily related to the increase in pre-tax income. Significant unrealized mark-to-market gains were recognized during 2021 as compared to 2020 due to the market dislocation impact of COVID-19. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 11.4% and 12.3% for 2021 and 2020, respectively. The most significant reconciling items between our U.S. federal statutory income tax rate and our effective income tax rate were due to the following: (i) income passed through to Non-Controlling Interests and (ii) foreign, state and local income taxes, including NYC UBT (see note 9 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
In this section, references to 2021 refer to the six months ended June 30, 2021 and references to 2020 refer to the six months ended June 30, 2020.
Revenues
Management fees increased by $120.7 million to $927.3 million in 2021 from $806.6 million in 2020. This change was primarily attributable to an increase in management fees earned from Athene and Athora of $93.2 million and $19.3 million, respectively. For additional details regarding changes in management fees in each segment, see “—Segment Analysis” below.
Advisory and transaction fees, net, increased by $43.8 million to $142.7 million in 2021 from $98.9 million in 2020. Advisory and transaction fees earned during 2021 were primarily related to transaction fees earned from a company in the consumer services industry and structuring fees earned from a company in the consumer and retail industry. Advisory and transaction fees earned during 2020 were primarily related to net advisory and transaction fees earned with respect to certain portfolio companies in the media, telecom, technology, and financial services industries, net advisory and transaction fees earned related to the structuring of a loan for a portfolio company and structuring fees from a company in the consumer and retail industry.
Performance allocations increased by $2.9 billion to $2.1 billion in 2021 from $(0.8) billion in 2020. The increase in performance allocations was primarily attributable to increased performance allocations earned from Fund VIII, Fund IX, Fund VII and ANRP II of $1.4 billion, $548.4 million, $297.7 million and $158.7 million, respectively, during 2021. In 2020, the pandemic resulting from COVID-19 and the actions taken in response caused severe disruption to the global economy and financial markets and, in line with public equity and credit indices, we experienced significant unrealized mark-to-market losses in our underlying funds.
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
The increase in performance allocations from Fund IX was primarily driven by appreciation in the value of the fund’s investments in private portfolio companies in the media, telecom and technology, leisure and financial services sectors during 2021. Moreover, the fund achieved its annualized hurdle rate in 2021 whereas it was below the annualized hurdle rate in 2020.
The increase in performance allocations from Fund VII was primarily driven by appreciation in the value of the fund’s investments in private portfolio companies in the consumer services sector and in public portfolio companies in the consumer and retail and natural resources sectors during 2021.
The increase in performance allocations from ANRP II was primarily driven by appreciation in the value of the fund’s public and private investments in the natural resources sector during 2021. Moreover, the fund achieved its annualized hurdle rate in 2021 whereas it was below the annualized hurdle rate in 2020.
Principal investment income increased by $534.6 million to $458.4 million in 2021 from $(76.2) million in 2020. This change was primarily driven by increases in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to VA Capital Company, LLC, Fund VIII, Fund IX, Redding Ridge Holdings and Fund VII of $210.8 million, $144.0 million, $48.9 million, $23.5 million and $17.9 million, respectively. The impact of the COVID-19 pandemic led to unrealized principal investment losses during 2020.
Expenses
Compensation and benefits increased by $1.3 billion to $1.5 billion in 2021 from $141.8 million in 2020. This change was primarily attributable to an increase in profit sharing expense of $1.3 billion due to a corresponding increase in performance allocations during 2021, as compared to the same period in 2020. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. Additionally, there was an increase in salary, bonus and benefits of $65.6 million, primarily attributable to an increase in bonus accruals and headcount.
Included in profit sharing expense is $35.7 million and $42.9 million for 2021 and 2020, respectively, related to the Incentive Pool. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
Interest expense increased by $6.1 million to $69.6 million in 2021 from $63.5 million in 2020, primarily due to additional interest expense incurred as a result of the timing of issuances of debt arrangements, as described in note 10 to our condensed consolidated financial statements.
General, administrative and other expenses increased by $47.4 million to $215.7 million in 2021 from $168.3 million in 2020. This change was primarily driven by an increase in legal, consulting, and other professional fees as well as higher recruitment expenses during 2021.
Other Income (Loss)
Net gains (losses) from investment activities increased by $2.3 billion to $1.3 billion in 2021 from $(1.0) billion in 2020. This change was primarily attributable to a gain from the Company’s investment in Athene Holding during 2021 as compared to a loss on the Company’s investment in Athene Holding due to the combined impact of COVID-19 related market dislocation and a higher DLOM during 2020. See note 6 and 14 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net gains (losses) from investment activities of consolidated VIEs increased by $366.1 million to $258.0 million in 2021 from $(108.1) million in 2020. This change was primarily driven by gains from new and existing consolidated VIEs during 2021 as compared to net losses in our consolidated VIEs in 2020 due to unrealized mark-to-market losses from COVID-19 related market dislocation, as discussed in note 5 to the condensed consolidated financial statements. See note 5 to the condensed consolidated financial statements for details regarding net gains from investment activities of consolidated VIEs.
Interest income decreased by $10.5 million to $1.4 million in 2021 from $11.9 million in 2020, primarily due to lower interest income earned from money market funds and U.S. Treasury securities in 2021. Throughout 2021, the Company has invested a smaller portion of its cash in U.S. Treasury securities compared to 2020.

Income Tax Provision
The income tax (provision) benefit totaled $(397.3) million and $155.5 million in 2021 and 2020, respectively. The change was primarily related to the increase in pre-tax income. Significant unrealized mark-to-market book gains were recognized in 2021 as compared to (and in larger part reversing) the unrealized mark-to-market book losses recognized in 2020. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 11.6% and 10.8% for 2021 and 2020, respectively. The most significant reconciling items between our U.S. federal statutory income tax rate and our effective income tax rate were due to the following: (i) income passed through to Non-Controlling Interests; and (ii) foreign, state and local income taxes including NYC UBT (see note 9 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
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

	For the Three Months Ended June 30,		Total Change	Percentage Change	For the Six Months Ended June 30,		Total Change	Percentage Change
	2021	2020			2021	2020
					(in thousands)
Credit:
Management fees	$273,307	$224,721	$48,586	21.6%	$541,338	$432,950	$108,388	25.0%
Advisory and transaction fees, net	54,757	13,756	41,001	298.1	87,887	29,023	58,864	202.8
Performance fees(1)	8,075	3,440	4,635	134.7	16,846	5,844	11,002	188.3
Fee Related Revenues	336,139	241,917	94,222	38.9	646,071	467,817	178,254	38.1
Salary, bonus and benefits	(75,299)	(52,806)	(22,493)	42.6	(144,678)	(109,814)	(34,864)	31.7
General, administrative and other	(43,590)	(37,251)	(6,339)	17.0	(80,219)	(72,624)	(7,595)	10.5
Placement fees	(589)	(358)	(231)	64.5	(1,066)	(664)	(402)	60.5
Fee Related Expenses	(119,478)	(90,415)	(29,063)	32.1	(225,963)	(183,102)	(42,861)	23.4
Other income (loss), net of Non-Controlling Interest	(990)	(724)	(266)	36.7	(1,549)	(1,387)	(162)	11.7
Fee Related Earnings	215,671	150,778	64,893	43.0	418,559	283,328	135,231	47.7
Realized performance fees	103,789	4,359	99,430	NM	118,160	30,220	87,940	291.0
Realized profit sharing expense	(71,970)	(4,359)	(67,611)	NM	(79,924)	(29,916)	(50,008)	167.2
Net Realized Performance Fees	31,819	—	31,819	NM	38,236	304	37,932	NM
Realized principal investment income, net(2)	2,588	1,810	778	43.0	4,435	3,184	1,251	39.3
Net interest loss and other	(11,869)	(11,857)	(12)	0.1	(25,654)	(28,971)	3,317	(11.4)
Segment Distributable Earnings	$238,209	$140,731	$97,478	69.3%	$435,576	$257,845	$177,731	68.9%
(1)Represents certain performance fees from business development companies, Redding Ridge Holdings, and MidCap.
(2)Realized principal investment income, net includes dividends from our permanent capital vehicles, net of such amounts used to compensate employees.
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
In this section, references to 2021 refer to the three months ended June 30, 2021 and references to 2020 refer to the three months ended June 30, 2020.
Management fees increased by $48.6 million to $273.3 million in 2021 from $224.7 million in 2020. This change was primarily attributable to an increase in management fees earned from Athene of $44.5 million during 2021.

Advisory and transaction fees, net increased by $41.0 million to $54.8 million in 2021 from $13.8 million in 2020. This increase was primarily driven by structuring fees earned from a company in the consumer and retail industry.
Performance fees increased by $4.6 million to $8.1 million in 2021 from $3.4 million in 2020, primarily attributable to an increase in performance fees earned from Redding Ridge Holdings of $10.0 million, partially offset by a decrease in performance fees earned from Midcap and a business development company of $3.6 million and $1.8 million, respectively. Redding Ridge Holdings achieved its annualized hurdle rate during 2021 but did not do so in 2020.
Salary, bonus and benefits expense increased by $22.5 million to $75.3 million in 2021 from $52.8 million in 2020 primarily due to an increase in headcount as the Company continues to invest in its businesses.
General, administrative and other expenses increased by $6.3 million to $43.6 million in 2021 from $37.3 million in 2020. This increase was primarily driven by an increase in professional fees and other miscellaneous expenses.
Realized performance fees increased by $99.4 million to $103.8 million in 2021 from $4.4 million in 2020. This change was primarily attributable to an increase in realized performance fees generated from the sale of a mortgage business and an SIA of $75.0 million and $13.8 million, respectively.
The realized performance fees from the SIA were primarily driven by mark-to-market gains on its investments in structured credit products due to widespread market appreciation and spread tightening during 2021 as compared to the same period in 2020.
Realized profit sharing expense increased by $67.6 million to $72.0 million in 2021 from $4.4 million in 2020, as a result of a corresponding increase in realized performance fees as described above, and an increase in the profit sharing expense related to the Incentive Pool. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $3.5 million and $1.3 million related to the Incentive Pool for 2021 and 2020, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income increased by $0.8 million to $2.6 million in 2021 from $1.8 million in 2020. This change was primarily attributable to an increase in realizations from Apollo’s equity ownership in Midcap in 2021.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
In this section, references to 2021 refer to the six months ended June 30, 2021 and references to 2020 refer to the six months ended June 30, 2020.
Management fees increased by $108.4 million to $541.3 million in 2021 from $433.0 million in 2020. This change was primarily attributable to an increase in management fees earned from Athene and Athora of $83.9 million and $17.3 million, respectively.
Advisory and transaction fees, net increased by $58.9 million to $87.9 million in 2021 from $29.0 million in 2020. This increase was primarily driven by advisory and transaction fees earned related to portfolio companies in the consumer and retail industries during 2021.
Performance fees increased by $11.0 million to $16.8 million in 2021 from $5.8 million in 2020, primarily attributable to an increase in performance fees earned from Redding Ridge Holdings of $14.1 million partially offset by a decrease in performance fees earned from Midcap of $3.5 million during 2021. Redding Ridge Holdings achieved its annualized hurdle rate during 2021 but did not do so in 2020.
Salary, bonus and benefits expense increased by $34.9 million to $144.7 million in 2021 from $109.8 million in 2020 primarily due to an increase in headcount and bonus accruals.
General, administrative and other expenses increased by $7.6 million to $80.2 million in 2021 from $72.6 million in 2020. This increase was primarily driven by an increase in consulting and legal fees and other miscellaneous expenses.
Realized performance fees increased by $87.9 million to $118.2 million in 2021 from $30.2 million in 2020. This change was primarily attributable to an increase in realized performance fees generated from the sale of a mortgage business of $75.0 million.

Realized profit sharing expense increased by $50.0 million to $79.9 million in 2021 from $29.9 million in 2020, as a result of a corresponding increase in realized performance fees as described above, and decrease in profit sharing expense related to the Incentive Pool. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $5.4 million and $16.6 million related to the Incentive Pool for 2021 and 2020, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income increased by $1.3 million to $4.4 million in 2021 from $3.2 million in 2020. This change was primarily attributable to an increase in realization from Apollo’s equity ownership in Midcap, partially offset by a decrease in realizations from AINV.
Net interest loss and other decreased by $3.3 million to $25.7 million in 2021 from $29.0 million in 2020. The higher expenses incurred in 2020 were primarily due to one-time costs to wind down a managed account arrangement.
Private Equity
The following table sets forth our segment statement of operations information and our supplemental performance measure, Segment Distributable Earnings, within our private equity segment.

	For the Three Months Ended June 30,		Total Change	Percentage Change	For the Six Months Ended June 30,		Total Change	Percentage Change
	2021	2020			2021	2020
	(in thousands)
Private Equity:
Management fees	$123,106	$127,592	$(4,486)	(3.5)%	$245,374	$252,860	$(7,486)	(3.0)%
Advisory and transaction fees, net	27,047	44,802	(17,755)	(39.6)	48,378	65,145	(16,767)	(25.7)
Fee Related Revenues	150,153	172,394	(22,241)	(12.9)	293,752	318,005	(24,253)	(7.6)
Salary, bonus and benefits	(58,856)	(53,202)	(5,654)	10.6	(117,605)	(95,682)	(21,923)	22.9
General, administrative and other	(27,546)	(21,770)	(5,776)	26.5	(48,675)	(43,764)	(4,911)	11.2
Placement fees	—	—	—	NM	—	(107)	107	(100.0)
Fee Related Expenses	(86,402)	(74,972)	(11,430)	15.2	(166,280)	(139,553)	(26,727)	19.2
Other income, net	696	2	694	NM	1,419	25	1,394	NM
Fee Related Earnings	64,447	97,424	(32,977)	(33.8)	128,891	178,477	(49,586)	(27.8)
Realized performance fees	361,793	3,549	358,244	NM	432,714	4,692	428,022	NM
Realized profit sharing expense	(173,191)	(3,549)	(169,642)	NM	(210,781)	(4,996)	(205,785)	NM
Net Realized Performance Fees	188,602	—	188,602	NM	221,933	(304)	222,237	NM
Realized principal investment income	67,102	3,404	63,698	NM	88,805	3,946	84,859	NM
Net interest loss and other	(13,738)	(11,686)	(2,052)	17.6	(27,236)	(27,360)	124	(0.5)
Segment Distributable Earnings	$306,413	$89,142	$217,271	243.7%	$412,393	$154,759	$257,634	166.5%
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
In this section, references to 2021 refer to the three months ended June 30, 2021 and references to 2020 refer to the three months ended June 30, 2020.
Management fees decreased by $4.5 million to $123.1 million in 2021 from $127.6 million in 2020. This change was primarily attributable to a decrease in management fees earned from ANRP II and Fund VIII of $6.7 million and $2.8 million, respectively, partially offset by an increase in management fees earned from ANRP III and HVF I of $4.3 million and $3.8 million, respectively.
Advisory and transaction fees, net decreased by $17.8 million to $27.0 million in 2021 from $44.8 million in 2020. Advisory and transaction fees in 2021 were primarily attributable to a transaction fee in the consumer services industry. Advisory and transaction fees in 2020 were primarily attributable to a transaction fee earned with respect to a portfolio company in the media, telecom and technology industry and a structuring fee earned from a portfolio company in the consumer and retail industry.
Salary, bonus and benefits expense increased by $5.7 million to $58.9 million in 2021 from $53.2 million in 2020 primarily due to an increase in headcount.

General, administrative and other expenses increased by $5.8 million to $27.5 million in 2021 from $21.8 million in 2020. This change was primarily driven by an increase in professional fees and other miscellaneous expenses in 2021.
Realized performance fees increased by $358.2 million to $361.8 million in 2021 from $3.5 million in 2020. This change was primarily attributable to an increase in realized performance fees generated from Fund VIII of $340.5 million during 2021.
The increase in realized performance fees earned from Fund VIII in 2021 were the result of sales and income generated from investments primarily in the consumer services, natural resources, manufacturing and industrial, and financial services sectors, which reduced the previous netting hole to zero and resulted in recognition of the realized performance fees.
Realized profit sharing expense increased by $169.6 million to $173.2 million in 2021 from $3.5 million in 2020, as a result of the corresponding increase in realized performance fees as described above as well as an increase in the profit sharing expense related to the Incentive Pool. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $21.1 million and $1.8 million of expenses related to the Incentive Pool for 2021 and 2020, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income increased by $63.7 million to $67.1 million in 2021 from $3.4 million in 2020. This change was primarily attributable to an increase in realizations from Apollo’s equity ownership in Fund VIII of $59.6 million in 2021.
Net interest loss and other increased by $2.1 million to $13.7 million in 2021 from $11.7 million in 2020 primarily due to additional interest expense as a result of the timing of issuances of debt arrangements, as described in note 11 to our consolidated financial statements and a decrease in interest income earned from U.S. Treasury securities in 2021.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
In this section, references to 2021 refer to the six months ended June 30, 2021 and references to 2020 refer to the six months ended June 30, 2020.
Management fees decreased by $7.5 million to $245.4 million in 2021 from $252.9 million in 2020. This change was primarily attributable to a decrease in management fees earned from ANRP II, Fund VIII and Fund VII of $13.3 million, $5.6 million and $5.2 million, respectively, partially offset by an increase in management fees earned from ANRP III and HVF I of $8.6 million and $7.9 million, respectively.
Advisory and transaction fees, net decreased by $16.8 million to $48.4 million in 2021 from $65.1 million in 2020. Advisory and transaction fees in 2021 were primarily attributable to transaction fees in the consumer services industry. Advisory and transaction fees in 2020 were primarily attributable to transaction fees earned with respect to a portfolio company in the media, telecom and technology industry and a structuring fee earned from a portfolio company in the consumer and retail industry in 2020.
Salary, bonus and benefits expense increased by $21.9 million to $117.6 million in 2021 from $95.7 million in 2020 primarily due to an increase in headcount and bonus accruals.
General, administrative and other expenses increased by $4.9 million to $48.7 million in 2021 from $43.8 million in 2020. This change was primarily driven by increases in technology and other miscellaneous expenses in 2021.
Realized performance fees increased by $428.0 million to $432.7 million in 2021 from $4.7 million in 2020. This change was primarily attributable to an increase in realized performance fees generated from Fund VIII of $395 million in 2021.
The increase in realized performance fees earned from Fund VIII in 2021 were the result of sales and income generated from investments primarily in the consumer services, natural resources, manufacturing and industrial, and financial services sectors, which reduced the previous netting hole to zero and resulted in recognition of the realized performance fees. Fund VIII had no realized performance fees during 2020.
Realized profit sharing expense increased by $205.8 million to $210.8 million in 2021 from $5.0 million in 2020, as a result of the corresponding increase in realized performance fees as described above as well as an increase in the profit sharing expense related to the Incentive Pool. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $28.3 million and $1.8 million of expenses related to the Incentive Pool for 2021 and 2020, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income increased by $84.9 million to $88.8 million in 2021 from $3.9 million in 2020. This change was primarily attributable to an increase in realizations from Apollo’s equity ownership in Fund VIII and Fund IX of $68.9 million and $5.7 million, respectively.
Real Assets
The following table sets forth our segment statement of operations information and our supplemental performance measure, Segment Distributable Earnings, within our real assets segment.

	For the Three Months Ended June 30,		Total Change	Percentage Change	For the Six Months Ended June 30,		Total Change	Percentage Change
	2021	2020			2021	2020
	(in thousands)				(in thousands)
Real Assets:
Management fees	$65,823	$49,509	$16,314	33.0%	$124,193	$98,380	$25,813	26.2%
Advisory and transaction fees, net	1,431	3,191	(1,760)	(55.2)	2,465	4,313	(1,848)	(42.8)
Fee Related Revenues	67,254	52,700	14,554	27.6	126,658	102,693	23,965	23.3
Salary, bonus and benefits	(30,003)	(28,991)	(1,012)	3.5	(59,246)	(53,524)	(5,722)	10.7
General, administrative and other	(15,455)	(12,782)	(2,673)	20.9	(26,345)	(23,768)	(2,577)	10.8
Fee Related Expenses	(45,458)	(41,773)	(3,685)	8.8	(85,591)	(77,292)	(8,299)	10.7
Other income (loss), net of Non-Controlling Interest	(304)	116	(420)	NM	(251)	95	(346)	NM
Fee Related Earnings	21,492	11,043	10,449	94.6	40,816	25,496	15,320	60.1
Realized performance fees	3,174	2,929	245	8.4	24,636	41,671	(17,035)	(40.9)
Realized profit sharing expense	(1,392)	(2,929)	1,537	(52.5)	(13,604)	(41,671)	28,067	(67.4)
Net Realized Performance Fees	1,782	—	1,782	NM	11,032	—	11,032	NM
Realized principal investment income	451	5	446	NM	3,535	3,672	(137)	(3.7)
Net interest loss and other	(11,453)	(5,507)	(5,946)	108.0	(17,676)	(9,853)	(7,823)	79.4
Segment Distributable Earnings	$12,272	$5,541	$6,731	121.5%	$37,707	$19,315	$18,392	95.2%
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
In this section, references to 2021 refer to the three months ended June 30, 2021 and references to 2020 refer to the three months ended June 30, 2020.
Management fees increased by $16.3 million to $65.8 million in 2021 from $49.5 million in 2020. This change was primarily attributable to an increase in management fees earned from Apollo Infrastructure Equity Fund II (“AIOF II”), Athene, Apollo U.S. Real Estate Fund III, L.P. (“U.S. RE Fund III”) and Athora of $5.4 million, $4.4 million, $2.5 million and $1.6 million, respectively.
Advisory and transaction fees, net decreased by $1.8 million to $1.4 million in 2021 from $3.2 million in 2020. Advisory and transaction fees in 2020 were primarily attributable to structuring fees earned from a company in the consumer and retail industry.
Salary, bonus and benefits expense increased by $1.0 million to $30.0 million in 2021 from $29.0 million in 2020 primarily due to an increase in headcount.
General, administrative and other expenses increased by $2.7 million to $15.5 million in 2021 from $12.8 million in 2020. This change was primarily driven by technology and other miscellaneous expenses in 2021.
Realized profit sharing expense decreased by $1.5 million to $1.4 million in 2021 from $2.9 million in 2020 as a result of the decrease in profit sharing expense related to the Incentive Pool. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $1.8 million related to the Incentive Pool for 2020. There was no profit sharing expense related to the incentive pool for 2021. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.

Net interest loss and other increased by $5.9 million to $11.5 million in 2021 from $5.5 million in 2020 primarily due to additional interest expense incurred as a result of the timing of issuances of debt arrangements, as described in note 10 to our condensed consolidated financial statements as well as a payment related to general partner obligations.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
In this section, references to 2021 refer to the six months ended June 30, 2021 and references to 2020 refer to the six months ended June 30, 2020.
Management fees increased by $25.8 million to $124.2 million in 2021 from $98.4 million in 2020. This change was primarily attributable to an increase in management fees earned from AIOF II, Athene, U.S. RE Fund III and Athora of $8.6 million, $8.6 million, $4.2 million and $2.0 million, respectively.
Advisory and transaction fees, net decreased by $1.8 million to $2.5 million in 2021 from $4.3 million in 2020. Advisory and transaction fees in 2020 were primarily attributable to structuring fees earned from a company in the consumer and retail industry.
Salary, bonus and benefits expense increased by $5.7 million to $59.2 million in 2021 from $53.5 million in 2020 primarily due to an increase in headcount and bonus accruals.
Realized performance fees decreased by $17.0 million to $24.6 million in 2021 from $41.7 million in 2020. The lower realized performance fees generated in 2021 were primarily attributable to decreases in realized performance fees generated from EPF III and Apollo U.S. Real Estate Fund II, L.P. (“U.S. RE Fund II”) of $11.7 million and $3.6 million, respectively.
The realized performance fees from EPF III in 2021 were primarily a result of realizations from residential mortgage backed securities, commercial real estate and investments in a real estate investment trust. The realized performance fees from EPF III in 2020 were primarily attributable to the sale of investments in logistics assets.
The decrease in realized performance fees from U.S. RE Fund II were primarily attributable to realizations from investments in the leisure sector in 2020 while the fund had no realized performance fees in 2021.
Realized profit sharing expense decreased by $28.1 million to $13.6 million in 2021 from $41.7 million in 2020 as a result of the corresponding decrease in realized performance fees as described above, and a decrease in profit sharing expense related to the Incentive Pool. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $2.0 million and $24.3 million related to the Incentive Pool for 2021 and 2020, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Net interest loss and other increased by $7.8 million to $17.7 million in 2021 from $9.9 million in 2020 primarily due to additional interest expense incurred as a result of the timing of issuances of debt arrangements, as described in note 10 to our condensed consolidated financial statements as well as a payment related to general partner obligations.

Summary of Distributable Earnings
The following table is a reconciliation of Distributable Earnings per share of common and equivalent to net dividend per share of common and equivalent.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Segment Distributable Earnings	$556,894	$235,414	$885,676	$431,919
Taxes and related payables	(46,175)	(21,040)	(71,961)	(43,233)
Preferred dividends	(9,164)	(9,165)	(18,328)	(18,329)
Distributable Earnings	501,555	205,209	795,387	370,357
Add back: Tax and related payables attributable to common and equivalents	40,255	17,776	60,574	37,020
Distributable Earnings before certain payables(1)	541,810	222,985	855,961	407,377
Percent to common and equivalents	54%	54%	54%	54%
Distributable Earnings before other payables attributable to common and equivalents	292,577	120,412	462,219	219,984
Less: Taxes and related payables attributable to common and equivalents	(40,255)	(17,776)	(60,574)	(37,020)
Distributable Earnings attributable to common and equivalents(2)	$252,322	$102,636	$401,645	$182,964
Distributable Earnings per share(3)	$1.14	$0.46	$1.80	$0.83
(Retained) contributed capital per share(3)	(0.64)	0.03	(0.80)	0.08
Net dividend per share(3)	$0.50	$0.49	$1.00	$0.91
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

Summary of Non-U.S. GAAP Measures
The table below sets forth a reconciliation of net income attributable to Apollo Global Management, Inc. Class A Common Stockholders to our non-U.S. GAAP performance measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net Income (Loss) Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$648,563	$437,164	$1,318,289	$(568,218)
Preferred dividends	9,164	9,165	18,328	18,329
Net income (loss) attributable to Non-Controlling Interests in consolidated entities	116,276	41,068	186,854	(123,341)
Net income (loss) attributable to Non-Controlling Interests in the Apollo Operating Group	731,457	511,688	1,500,492	(611,528)
Net Income (Loss)	$1,505,460	$999,085	$3,023,963	$(1,284,758)
Income tax provision (benefit)	194,051	140,323	397,297	(155,530)
Income (Loss) Before Income Tax Provision (Benefit)	$1,699,511	$1,139,408	$3,421,260	$(1,440,288)
Transaction-related charges(1)	31,572	32,110	51,666	10,711
Charges associated with corporate conversion(2)	—	—	—	1,064
(Gains) losses from change in tax receivable agreement liability	—	—	(1,941)	—
Net (income) loss attributable to Non-Controlling Interests in consolidated entities	(116,276)	(41,068)	(186,854)	123,341
Unrealized performance fees	(279,750)	(907,656)	(1,570,249)	892,525
Unrealized profit sharing expense	98,141	340,687	687,133	(340,496)
Equity-based profit sharing expense and other(3)	26,992	38,463	61,864	72,951
Equity-based compensation	19,491	17,747	35,649	31,817
Unrealized principal investment (income) loss	(8,620)	(107,110)	(372,393)	94,460
Unrealized net (gains) losses from investment activities and other	(914,167)	(277,167)	(1,240,459)	985,834
Segment Distributable Earnings(4)	$556,894	$235,414	$885,676	$431,919
Taxes and related payables	(46,175)	(21,040)	(71,961)	(43,233)
Preferred dividends	(9,164)	(9,165)	(18,328)	(18,329)
Distributable Earnings	$501,555	$205,209	$795,387	$370,357
Preferred dividends	9,164	9,165	18,328	18,329
Taxes and related payables	46,175	21,040	71,961	43,233
Realized performance fees	(468,756)	(10,837)	(575,510)	(76,583)
Realized profit sharing expense	246,553	10,837	304,309	76,583
Realized principal investment income, net	(70,141)	(5,219)	(96,775)	(10,802)
Net interest loss and other	37,060	29,050	70,566	66,184
Fee Related Earnings	$301,610	$259,245	$588,266	$487,301
Depreciation, amortization and other, net	5,714	2,712	10,769	5,823
Fee Related EBITDA	$307,324	$261,957	$599,035	$493,124
Realized performance fees	468,756	10,837	575,510	76,583
Realized profit sharing expense	(246,553)	(10,837)	(304,309)	(76,583)
Fee Related EBITDA + 100% of Net Realized Performance Fees	$529,527	$261,957	$870,236	$493,124

(1)Transaction-related charges include contingent consideration, equity-based compensation charges and the amortization of intangible assets and certain other charges associated with acquisitions, and restructuring charges.
(2)Represents expenses incurred in relation to the conversion to a corporation.
(3)Equity-based profit sharing expense and other includes certain profit sharing arrangements in which a portion of performance fees distributed to the general partner are allocated by issuance of equity-based awards, rather than cash, to employees of Apollo. Equity-

based profit sharing expense and other also includes non-cash expenses related to equity awards in unconsolidated related parties granted to employees of Apollo.
(4)See note 16 to the condensed consolidated financial statements for more details regarding Segment Distributable Earnings for the combined segments.
The table below sets forth a reconciliation of Class A shares outstanding to our Distributable Earnings Shares Outstanding:

	As of June 30, 2021	As of June 30, 2020	As of December 31, 2020
Total Class A shares outstanding	231,366,321	229,189,715	228,873,449
Non-GAAP Adjustments:
Participating Apollo Operating Group Units	201,208,132	204,028,327	204,028,327
Vested RSUs	359,592	195,499	1,833,332
Unvested RSUs Eligible for Dividend Equivalents	7,858,538	8,128,861	6,275,957
Distributable Earnings Shares Outstanding	440,792,583	441,542,402	441,011,065
Liquidity and Capital Resources
Overview
Apollo’s business model primarily derives revenues and cash flows from the assets it manages. Based on management’s experience, we believe that the Company’s current liquidity position, together with the cash generated from revenues will be sufficient to meet the Company’s anticipated expenses and other working capital needs for at least the next 12 months. Apollo targets operating expense levels such that fee income exceeds total operating expenses each period. The Company requires limited capital resources to support the working capital or operating needs of the business. For Apollo’s longer-term liquidity needs, we expect to continue to fund the Company’s operations through management fees and performance fees received. Liquidity needs are also met (to a limited extent) through proceeds from borrowings and equity issuances as described in notes 10 and 13 to the condensed consolidated financial statements, respectively. From time to time, if the Company determines that market conditions are favorable after taking into account our liquidity requirements, we may seek to raise proceeds through the issuance of additional debt or equity instruments.
At June 30, 2021, the Company had $1.8 billion of unrestricted cash and cash equivalents and $750 million of available funds from the AMH Credit Facility.
Due to the COVID-19 pandemic, there has been volatility in the financial markets. While the Company is not aware of any events that would result in an immediate impact to our liquidity needs, we continue to monitor developments on the global spread of COVID-19 as additional information is obtained.
Primary Sources and Uses of Cash
Over the next 12 months, we expect the Company’s primary liquidity needs will be to:
•pay the Company’s operating expenses, including, compensation, general, administrative, and other expense;
•pay interest and principal on the Company’s financing arrangements;
•pay cash dividends in accordance with the Company’s dividend policy;
•make payments under the tax receivable agreement;
•repurchase Class A shares;
•pay taxes and tax related payments;
•make payments related to the mandatory exchange; and
•support the future growth of Apollo’s businesses through strategic corporate investments.
Over the long term, we believe we will be able to grow Apollo’s Assets Under Management and generate positive investment performance in our funds, which we expect will allow us to grow the Company’s management fees and performance fees in amounts sufficient to cover our long-term liquidity requirements, which may include:
•supporting the future growth of Apollo’s businesses;
•creating new or enhancing existing products and investment platforms;

•pursuing new strategic corporate investment opportunities;
•paying interest and repaying outstanding short-term and long-term borrowings;
•repurchasing Class A shares;
•making payments under the tax receivable agreement;
•making payments related to the mandatory exchange; and
•paying dividends (in accordance with the Company’s dividend policy).
Cash Flow Analysis
The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows:

	For the Six Months Ended June 30,
	2021	2020
	(in thousands)
Operating Activities	$1,093,164	$937,374
Investing Activities	771,836	(774,930)
Financing Activities	(176,181)	(90,791)
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	$1,688,819	$71,653
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

	For the Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by the Company’s operating activities	$1,121,970	$573,264
Net cash provided by (used in) the Consolidated Funds and VIEs operating activities	(28,806)	364,110
Net cash provided by operating activities	1,093,164	937,374
Net cash used in the Company’s investing activities	(60,183)	(807,924)
Net cash provided by the Consolidated Funds & VIEs investing activities	832,019	32,994
Net cash provided by (used in) investing activities	771,836	(774,930)
Net cash used in the Company’s financing activities	(793,631)	(320,118)
Net cash provided by the Consolidated Funds and VIEs financing activities	617,450	229,327
Net cash used in financing activities	$(176,181)	$(90,791)
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
•During the six months ended June 30, 2021 and 2020, cash provided by operating activities primarily includes cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, offset by cash outflows for compensation, general, administrative, and other expenses. Net cash provided by operating activities also reflects the operating activity of our consolidated funds and VIEs, which primarily include cash inflows from consolidated funds and from sale of investments offset by cash outflows for purchases of investments.
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
•During the six months ended June 30, 2021, cash provided by investing activities primarily reflects the investing activity of our consolidated funds and VIEs, which primarily reflects net proceeds from maturities of U.S. Treasury securities.
•During the six months ended June 30, 2020, cash used by investing activities primarily reflects purchases of U.S. Treasury securities and other investments and net contributions to equity method investments, offset partially by proceeds from maturities of U.S. Treasury securities.
Financing Activities
The Company’s financing activities reflect its capital market transactions and transactions with owners. The primary sources of cash within the financing activities section includes proceeds from debt and preferred equity issuances. The primary uses of cash within the financing activities section include: (a) dividends, (b) payments under the tax receivable agreement, (c) share repurchases, (d) cash paid to settle tax withholding obligations in connection with net share settlements of equity-based awards, and (e) repayments of debt.
•During the six months ended June 30, 2021, cash used in financing activities primarily reflects dividends to Class A shareholders, distributions to Non-Controlling interest holders, and repurchases of Class A shares. Net cash used in financing activities also reflects the financing activity of our consolidated funds and VIEs, which primarily include cash inflows from the issuance of debt, net contributions from Non-Controlling interest in consolidated entities, proceeds from issuance of securities of a SPAC, partially offset by payment of underwriting discounts and cash outflows for the principal repayment of debt.
•During the six months ended June 30, 2020, cash used in financing activities primarily reflects dividends to Class A shareholders, distributions to Non-Controlling interest holders, and repurchases of Class A shares, partially offset by proceeds from the issuance of the 2030 Senior Notes. Net cash used in financing activities also reflects the financing activity of our consolidated funds and VIEs, which primarily include cash inflows from the issuance of debt offset by cash outflows for the principal repayment of debt.
Future Debt Obligations
The Company had long-term debt of $3.2 billion at June 30, 2021, which includes $3.1 billion of notes with maturities in 2024, 2026, 2029, 2030, 2039, 2048 and 2050. See note 10 to the condensed consolidated financial statements for further information regarding the Company’s debt arrangements.
Contractual Obligations, Commitments and Contingencies
The Company had unfunded general partner commitments of $1.0 billion at June 30, 2021, of which $253.7 million related to Fund IX. For a summary and a description of the nature of the Company’s commitments, contingencies and contractual obligations, see note 15 to the condensed consolidated financial statements and “—Contractual Obligations, Commitments and Contingencies”. The Company’s commitments are primarily fulfilled through cash flows from operations and (to a limited extent) through borrowings and equity issuances as described in notes 10 and 13 to the condensed consolidated financial statements, respectively.
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
Our current intention is to distribute to our Class A shareholders on a quarterly basis substantially all of our Distributable Earnings after taxes and related payables, in excess of amounts determined by the executive committee of our board of directors to be necessary or appropriate to provide for the conduct of our business and, at a minimum, a quarterly dividend of $0.40 per share. Following the completion of the Company’s proposed merger with AHL, we intend to distribute an annual dividend of $1.60 per share, with increases based on growth of the business, as determined by the board of directors.
On August 4, 2021, the Company declared a cash dividend of $0.50 per Class A share, which will be paid on August 31, 2021 to holders of record at the close of business on August 19, 2021. Also, the Company declared a cash dividend of $0.398438 per share of Series A Preferred share and Series B Preferred share which will be paid on September 15, 2021 to holders of record at the close of business on September 1, 2021.
Tax Receivable Agreement
The tax receivable agreement provides for the payment to the Co-Founders and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that AGM Inc. and its subsidiaries realizes subject to the agreement. For more information regarding the tax receivable agreement, see note 14 to the condensed consolidated financial statements.
AOG Unit Payment
Pursuant to the binding governance term sheet the Company entered into with the Co-Founders, all AOG Units beneficially owned by each holder of AOG Units (other than those held by the Company and Athene) will be transferred to NewCo and one or more of its affiliates in a series of transactions in exchange for (i) such number of shares of Class A common stock of NewCo equal to the aggregate number of Outstanding AOG Units and (ii) an aggregate amount in cash equal to the product of (a) number of Outstanding AOG Units multiplied by (b) $3.66, payable over a period of four years in equal quarterly installments; provided, however, that in the event that the Company consummates the transactions contemplated by the Merger Agreement simultaneously with the mandatory exchange, the AOG Unit Payment will be payable over the period between the date on which the transactions contemplated by the Merger Agreement are consummated and the third anniversary of the Mandatory Exchange Date in equal quarterly installments. For more information, see “—General”.
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
Fund VIII, Fund VII, Fund VI, ANRP I and ANRP II Escrow
As of June 30, 2021, the remaining investments and escrow cash of Fund VII was valued at 91% of the fund’s unreturned capital, respectively, which was below the required escrow ratio of 115%. As a result, Fund VII is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per these funds’ partnership agreements.
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
Indemnification Liability
The Company recorded an indemnification liability in the event that the Co-Founders, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation to return previously distributed performance fees. See note 14 to the condensed consolidated financial statements for further information regarding the Company’s indemnification liability.
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
The fair values of the investments in our funds can be impacted by changes to the assumptions used in the underlying valuation models. For further discussion on the impact of changes to valuation assumptions see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Sensitivity” in the 2020 Annual Report. There have been no material changes to the valuation approaches utilized during the periods that our financial results are presented in this report.

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
Profit Sharing Expense. Profit sharing expense is primarily a result of agreements with our Contributing Partners and employees to compensate them based on the ownership interest they have in the general partners of the Apollo funds. Therefore, changes in the fair value of the underlying investments in the funds we manage and advise affect profit sharing expense. The Contributing Partners and employees are allocated approximately 30% to 56%, of the total performance fees which is driven primarily by changes in fair value of the underlying fund’s investments and is treated as compensation expense. Additionally, profit sharing expenses paid may be subject to clawback from employees, former employees and Contributing Partners to the extent not indemnified. When applicable, the accrual for potential clawback of previously distributed profit sharing amounts, which is a component of due from related parties on the condensed consolidated statements of financial condition, represents all amounts previously distributed to employees, former employees and Contributing Partners that would need to be returned to the general partner if the Apollo funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner receivable, however, would not become realized until the end of a fund’s life.
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
•property type specific considerations of potential disruption from COVID-19;
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
Contractual Obligations, Commitments and Contingencies
The Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows as of June 30, 2021:

	Remaining 2021	2022	2023	2024	2025	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$23,251	$52,081	$52,127	$48,454	$46,162	$434,422	$656,497
Other long-term obligations(2)	21,523	7,555	2,020	820	711	711	33,340
2018 AMH Credit Facility(3)	338	675	675	675	611	—	2,974
2024 Senior Notes(3)	10,000	20,000	20,000	508,333	—	—	558,333
2026 Senior Notes(3)	11,000	22,000	22,000	22,000	22,000	508,983	607,983
2029 Senior Notes(3)	16,443	32,886	32,886	32,886	32,886	777,933	925,920
2030 Senior Notes(3)	6,625	13,250	13,250	13,250	13,250	558,663	618,288
2039 Senior Secured Guaranteed Notes(3)(4)	7,751	15,503	15,503	15,503	15,503	379,558	449,321
2048 Senior Notes(3)	7,500	15,000	15,000	15,000	15,000	633,750	701,250
2050 Subordinated Notes(3)	7,425	14,850	14,850	14,850	14,850	656,994	723,819
Secured Borrowing I	174	349	349	349	349	20,709	22,279
Secured Borrowing II	171	343	343	343	343	22,311	23,854
2016 AMI Term Facility I	130	260	260	260	20,013	—	20,923
2016 AMI Term Facility II	135	271	19,489	—	—	—	19,895
Obligations	$112,466	$195,023	$208,752	$672,723	$181,678	$3,994,034	$5,364,676
(1)Operating lease obligations excludes $131.3 million of other operating expenses associated with operating leases. Operating lease obligations includes $160.4 million related to leases that have not yet commenced.
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
(i)As noted previously, we have entered into a tax receivable agreement with our Co-Founders and Contributing Partners which requires us to pay to our Co-Founders and Contributing Partners 85% of any tax savings received by AGM Inc. and its subsidiaries from our step-up in tax basis. The tax savings achieved may not ensure that we have sufficient cash available to pay this liability and we might be required to incur additional debt to satisfy this liability.
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

Commitments
Certain of our management companies and general partners are committed to contribute to the funds we manage and certain related parties. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our related parties, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its related parties and the commitment and remaining commitment amounts of Apollo only (excluding related parties) for each credit, private equity and real assets fund as of June 30, 2021 ($ in millions):

Fund	Apollo and Related Party Commitments	Apollo Only (Excluding Related Party) Commitments	Apollo and Related Party Remaining Commitments	Apollo Only (Excluding Related Party) Remaining Commitments
Credit:
FCI III	$244.3	$0.1	$120.0	$0.1
SCRF IV	416.1	33.1	145.1	11.4
Accord IV	246.2	20.0	200.7	16.3
Accord IIIB	140.5	14.1	97.8	11.3
Accord III	225.1	0.1	97.8	—
Apollo Strategic Origination Partners	6,121.2	121.2	5,981.9	118.5
Apollo Origination Partners	1,352.7	7.7	1,207.8	6.9
Other Credit	9,250.3	608.0	2,975.6	128.1
Total Credit	17,996.4	804.3	10,826.7	292.6
Private Equity:
Fund IX	1,914.5	448.3	1,079.1	253.7
Fund VIII	1,543.5	396.8	217.6	57.8
Fund VII	467.2	178.1	59.7	22.9
ANRP III	650.1	20.4	568.5	17.9
ANRP II	481.2	26.1	103.4	5.8
ANRP I	376.1	10.1	47.3	1.0
AION Capital Partners	151.0	50.0	15.6	4.9
HVF II	1,334.1	62.7	1,334.1	62.7
HVF	839.6	63.4	196.8	14.9
Other Private Equity	4,359.0	277.6	1,064.1	114.6
Total Private Equity	12,116.3	1,533.5	4,686.2	556.2
Real Assets:
European Principal Finance Funds
EPF III(1)	609.4	74.2	290.2	36.4
EPF II(1)	412.3	60.2	90.7	17.8
EPF I(1)	318.5	21.0	51.4	4.8
U.S. RE Fund III(2)	356.3	8.5	266.6	6.8
U.S. RE Fund II(2)	676.3	4.9	188.3	1.2
U.S. RE Fund I(2)	435.3	16.8	77.2	2.6
Asia RE Fund II(2)	893.7	4.2	661.0	3.4
Asia RE Fund I(2)	364.3	8.4	176.9	3.2
Apollo Infrastructure Opportunities Fund II	412.1	16.0	381.2	5.8
Apollo Infrastructure Opportunities Fund I(3)	241.2	8.9	64.2	2.4
Other Real Assets	588.4	81.0	73.3	42.6
Total Real Assets	5,307.8	304.1	2,321.0	127.0
Total	$35,420.5	$2,641.9	$17,833.9	$975.8
(1)Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.19 as of June 30, 2021.
(2)Figures for U.S. RE Fund I include base, additional, and co-investment commitments. A co-investment vehicle within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.38 as of June 30, 2021. Figures for U.S. RE Fund II, U.S. RE Fund III, Asia RE Fund I and Asia RE Fund II include co-investment commitments.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of June 30, 2021 and December 31, 2020, there were no open underwriting commitments.
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
The Company has established a Global Risk Committee comprised of various members of senior management including the Company’s Co-Presidents, Co-Chief Operating Officers, General Counsel, Global Head of Human Capital, Chief Risk Officer, Head of Enterprise Risk Management and Head of Internal Audit. The risk committee is tasked with assisting the Company in monitoring and managing enterprise-wide risk. The risk committee generally meets on a quarterly basis and reports to senior management of the Company at such times as the committee deems appropriate and at least on an annual basis.
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
Certain of our funds hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize our risk exposure by limiting the counterparties with which our funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. As of June 30, 2021, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.
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
ITEM 1A.    RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our 2020 Annual Report and our Quarterly Report for the quarter ended March 31, 2021, which are accessible on the Securities and Exchange Commission's website at www.sec.gov. There have been no material changes to the risk factors for the three months ended June 30, 2020.
The risks described in our 2020 Annual Report and our Quarterly Report for the quarter ended March 31, 2021 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES
On May 7, 2021, May 10, 2021, May 17, 2021, May 18, 2021, and June 2, 2021, we issued 332,010, 1,614, 3,260, 56,243, and 4,655 shares of Class A shares, respectively, net of taxes to Apollo Management Holdings, L.P., a subsidiary of Apollo Global Management, Inc., in connection with issuances of stock to participants in the Equity Plan for an aggregate purchase price of $18.8 million, $0.1 million, $0.2 million, $3.2 million, and $0.3 million respectively. The issuance was exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our Class A shares made by us or on our behalf during the fiscal quarter ended June 30, 2021. From April 1, 2021 through June 30, 2021, the Company paid approximately $15.6 million in cash to satisfy tax withholding and cash settlement obligations in lieu of issuing Class A shares upon the vesting of equity awards representing 274,888 Class A shares.

Period	Total number of Class A shares purchased(1)	Average price paid per share	Total number of Class A shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of Class A shares that may yet be purchased under the plans or programs (3)
April 1, 2021 through April 30, 2021	—	$—	—	$334,607,173
May 1, 2021 through May 31, 2021	2,071,381	$57.20	1,744,776	$217,683,321
June 1, 2021 through June 30, 2021	73,332	$57.50	73,332	$213,300,503
Total	2,144,713
(1)    Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted Class A shares that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase Class A shares on the open market and retire them. During the three months ended June 30, 2021, we repurchased 326,605 Class A shares at an average price paid per share of $51.93 in open-market transactions not pursuant to a publicly-announced repurchase plan or program on account of these awards. See note 13 to the condensed consolidated financial statements for further information on Class A shares.
(2)    Pursuant to a share repurchase program that was publicly announced on March 12, 2020, the Company is authorized to repurchase up to $500 million in the aggregate of its Class A shares, including through the repurchase of outstanding Class A shares and through a reduction of Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the 2019 Equity Plan (or any successor equity plan thereto). This authorization increased the Company’s capacity to repurchase shares from $80 million of unused capacity under the Company’s previously approved share repurchase plan. Class A shares may be repurchased from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. The Company is not obligated under the terms of the program to repurchase any of its Class A shares. The repurchase program has no expiration date and may be suspended or terminated by the Company at any time without prior notice. Class A shares repurchased as part of this program are canceled by the Company.
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

*10.1
First Amendment to Credit Agreement, dated as of May 10, 2021, by and among Apollo Management Holdings, L.P., the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent.

*+10.2	Second Amended and Restated Exempted Limited Partnership Agreement of Apollo ADIP Advisors, L.P., dated June 12, 2020.

*+10.3	Form of Award Letter for Apollo ADIP Advisors, L.P.

*+10.4	Amended and Restated Exempted Limited Partnership Agreement of Apollo FIG Carry Pool Aggregator, L.P., dated February 25, 2019, effective December 12, 2018.

*+10.5	Form of Award Agreement for Apollo FIG Carry Pool Aggregator, L.P.

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit Number	Exhibit Description

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

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

Apollo Global Management, Inc.
(Registrant)

Date: August 6, 2021	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer and Co-Chief Operating Officer (principal financial officer and authorized signatory)